Form 10-Q
period 1996-03-31
TITAN WHEEL INTERNATIONAL INC
filed 1996-05-10
CIK 899751

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  FOR QUARTERLY PERIOD ENDED:   MARCH 31, 1996

                       Commission File Number:   1-12936


                        TITAN WHEEL INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its Charter)

                  ILLINOIS                           36-3228472
          (State of Incorporation)       (I.R.S. Employer Identification No.)


                      2701 SPRUCE STREET, QUINCY, IL 62301
         (Address of  principal executive offices, including Zip Code)

                                 (217) 228-6011
                               (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  YES    X     NO
                                          ---        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                                                 SHARES OUTSTANDING AT
                  CLASS                              APRIL 30, 1996
                  -----                           -------------------

          COMMON STOCK, NO PAR VALUE PER SHARE       22,543,336


- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                        TITAN WHEEL INTERNATIONAL, INC.

                               TABLE OF CONTENTS



                                                                  PAGE NO.

Part  I.    Financial Information


  Item 1.   Financial Statements (Unaudited)

            Consolidated Condensed Balance Sheets -
            March 31, 1996 and December 31, 1995                     1

            Consolidated Condensed Statements of Operations
            for the Three Months Ended March 31, 1996 and 1995       2

            Consolidated Condensed Statements of
            Cash Flows for the Three Months Ended
            March 31, 1996 and 1995                                  3

            Notes to Consolidated Condensed Financial Statements    4-6


  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations           7-8


Part II.    Other Information and Signature                         9-10

                        PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                        TITAN WHEEL INTERNATIONAL, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                   (Amounts In Thousands, Except Share Data)


                                                                 March 31,            December 31,
                                                                   1996                  1995
                                                                -----------           -----------
ASSETS
Current assets
  Cash and cash equivalents                                     $     9,161           $    14,211
  Marketable securities                                                  39                    32
  Accounts receivable (net of allowance of
   $5,059 and $4,970, respectively)                                 127,848               107,137
  Inventories                                                       135,061               124,928
  Prepaid and other current assets                                   17,704                18,592
                                                                -----------           -----------
       Total current assets                                         289,813               264,900

  Property, plant and equipment, net                                178,280               178,286
  Other assets                                                       17,919                17,701
  Goodwill                                                           50,719                51,248
                                                                -----------           -----------
        Total assets                                            $   536,731           $   512,135
                                                                ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                             $    25,423           $    26,419
  Accounts payable                                                   65,824                58,592
  Other current liabilities                                          37,031                28,631
                                                                -----------           -----------
       Total current liabilities                                    128,278               113,642

Deferred income taxes                                                15,219                15,704
Other long-term liabilities                                          25,993                24,612
Long-term debt                                                      139,950               142,305
                                                                -----------           -----------
       Total liabilities                                            309,440               296,263
                                                                -----------           -----------

Stockholders' equity
 Common stock, no par, 60,000,000 shares
 authorized, 22,543,176 and 22,477,086
 issued and outstanding, respectively                                    23                    23
 Additional paid-in  capital                                        153,238               152,283
 Retained earnings                                                   74,810                64,142
 Cumulative translation adjustments                                      55                     8
Treasury stock at cost: 49,165 and 78,817 shares, respectively         (835)                 (584)
                                                                -----------           -----------
       Total stockholders' equity                                   227,291               215,872
                                                                -----------           -----------

Total liabilities and stockholders' equity                      $   536,731           $   512,135
                                                                ===========           ===========




               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                       TITAN WHEEL INTERNATIONAL, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
              For The Three Months Ended March 31, 1996 And 1995
                (Amounts In Thousands, Except Per Share Data)


                                              Three Months Ended
                                                   March 31,
                                                1996        1995
                                              ---------  ----------
Net sales                                      $177,257    $157,732
Cost of sales                                   144,134     128,969
                                              ---------  ----------
     Gross profit                                33,123      28,763

Selling, general and administrative
 expenses                                        11,657       9,533
Research and development expenses                   769         511
                                              ---------  ----------
     Income from operations                      20,697      18,719

Interest expense                                  2,706       3,326
Minority interest                                   734         -0-
Other (income)                                     (494)       (104)
                                              ---------  ----------
     Income before income taxes                  17,751      15,497

Provision for income taxes                        6,745       6,199
                                              ---------  ----------
Net income                                     $ 11,006    $  9,298
                                              =========  ==========
Earnings per common share:
     Primary                                   $    .49    $    .56
     Fully diluted                                  .40         .40

Average common shares and equivalents
 outstanding:
     Primary                                     22,674      16,614
     Fully diluted (See Note 1)                  29,543      25,175

(1) The March 31, 1996 and 1995 computations of fully diluted earnings per share assumes the conversion of the 4 3/4% subordinated convertible notes, issued November 19, 1993, due December 1, 2000.


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        TITAN WHEEL INTERNATIONAL, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts In Thousands)


                                                               Three Months Ended
                                                                    March 31,
                                                              1996                1995
                                                             ------              ------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                         $    11,006       $     9,298
        Depreciation and amortization                            7,088             5,868
        (Increase) in receivables                              (20,711)          (28,484)
        (Increase)/decrease in inventories                      (9,274)            9,758
        (Increase)/decrease in other assets                      2,888            (2,897)
        Increase in accounts payable                             7,232             4,741
        Increase in other accrued liabilities                    7,165             4,662
        Other, net                                                 129               (56)
                                                           -----------       -----------
         Net cash provided by
          operating activities                                   5,523             2,890

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures, net                               (6,058)           (6,615)
        Acquisitions, net of cash acquired                        (941)          (14,900)
                                                           -----------       -----------
         Net cash (used for)
         investing activities                                   (6,999)          (21,515)


CASH FLOWS FROM FINANCING ACTIVITIES:
       Payment of debt                                          (6,351)           (9,726)
       Proceeds from long-term borrowings                        3,000            25,320
       Dividends paid                                             (338)             (182)
       Other, net                                                  115               (46)
                                                           -----------       -----------
         Net cash provided by/(used for)
         financing activities                                   (3,574)           15,366


Net decrease in cash and cash equivalents                       (5,050)           (3,259)

Cash and cash equivalents at beginning of period                14,211             7,241
                                                           -----------       -----------

Cash and cash equivalents at end of period                 $     9,161       $     3,982
                                                           ===========       ===========





              The accompanying notes are an integral part of the
                 consolidated condensed financial statements.

                       TITAN WHEEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)




A.    ACCOUNTING POLICIES

      In the opinion of Titan Wheel International, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature necessary to present fairly its financial position as of March 31, 1996, the results of operations for the three month period ended March 31, 1996 and 1995, and cash flows for the three months ended March 31, 1996 and 1995.

      Accounting policies have continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's 1995 Annual Report and Form 10-K. For additional information regarding the Company's financial condition, refer to the footnotes accompanying the December 31, 1995 financial statements filed in conjunction with the Company's Annual Report on Form 10-K. Details in those notes have not changed significantly except as a result of normal interim transactions and certain matters discussed below.



B.    INVENTORIES

      Inventories by component are as follows (in thousands):


                             March 31,   December 31,
                               1996          1995
                           -----------  -------------
      Raw materials         $ 36,663      $ 37,273
      Work in process         21,506        19,904
      Finished goods          77,165        68,947
                            --------      --------
                             135,334       126,124

      LIFO reserve              (273)       (1,196)
                            --------      --------
                            $135,061      $124,928
                            ========      ========

                       TITAN WHEEL INTERNATIONAL, INC.

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)




C.    FIXED ASSETS

      Property, plant and equipment, net reflects accumulated depreciation of $60.5 million and $54 million at March 31, 1996, and December 31, 1995, respectively.



D.    LONG-TERM DEBT (IN THOUSANDS):

      Long-term debt comprised the following:

                                           March 31, December 31,
                                             1996        1995
                                           --------- ------------
      Bank borrowings
        Revolving credit - Sirmac          $ 26,247    $ 28,677
        Term loan - Titan Tire               11,786      12,322
        Term loan - Steel Wheels              6,951       7,299
      Industrial revenue bond - Greenwood     9,500       9,500
      Note payable to PATC                   19,743      19,743
      Subordinated convertible notes         85,921      85,936
      Other                                   5,225       5,247
                                           --------    --------
                                            165,373     168,724

      Less - amounts due within one year     25,423      26,419
                                           --------    --------

                                           $139,950    $142,305
                                           ========    ========




      Aggregate maturities of long-term debt at March 31, 1996, are as follows (in thousands):


      April 1 - December 31, 1996    $ 24,602
      1997                              8,815
      1998                              4,290
      1999                              7,625
      2000 and thereafter             120,041
                                     --------
                                     $165,373
                                     ========


                       TITAN WHEEL INTERNATIONAL, INC.

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)




E.    MINORITY INTEREST

      Minority interest in the net income of the Sirmac Group of $.7 million and $-0- at March 31, 1996 and December 31, 1995, respectively, is included in other long-term liabilities.



F.    ENVIRONMENTAL MATTER

      The Company's subsidiary, Dico, Inc. is involved in an ongoing environmental matter associated with its Des Moines, Iowa site. At March 31, 1996 the Company has an accrual of $6.1 million for remaining costs associated with the matter.

                       TITAN WHEEL INTERNATIONAL, INC.
ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Net sales for the quarter ending March 31, 1996, increased 12% to $177.3 million from $157.7 million for the first quarter of 1995. The change from the equity method of accounting to the consolidation method for the Sirmac Group beginning July 1, 1995 accounted for the majority of the increase in sales for the quarter.

Sales in the Agricultural market were $86.2 million for the first quarter as compared to $71.6 million in 1995. The 20% increase was due primarily to the addition of the Sirmac Group in the consolidated financial statements. Titan's Construction market sales were $40.4 million for the first quarter as compared to $30.5 million in 1995, with the 32% increase primarily due to the addition of the Sirmac Group and the acquisition of Steel Wheels. Consumer product sales were $42.4 million for the first quarter, as compared to $48.8 million in 1995. The decrease is primarily due to an $8.4 million reduction in sales of light truck tires to Pirelli Armstrong Tire Corporation (PATC), which resulted from the expiration of an agreement to produce such tires.

Selling, general and administrative ("SG&A") and research and development ("R&D") expenses for the first quarter of 1996 were $12.4 million or 7% of net sales compared to $10 million and 6.4% of sales for 1995. Income from operations for the quarter increased 11% to $20.7 million or 11.7% of sales compared to $18.7 million, or 11.9% in 1995. Income from operations, as a percentage of sales, decreased due to both the additional SG&A expenses contributed by the consolidation of the Sirmac Group and the acquisition of Steel Wheels, and production shutdowns at several facilities due to inclement weather.

Interest expense decreased $.6 million for the quarter as compared to the prior year. The decrease was due to lower revolving debt and subordinated convertible note balances, partially offset by interest expense related to the Sirmac Group.

Net income for the first quarter was $11 million in 1996, compared to $9.3 million in 1995, an 18% increase. Earnings per common share (on a fully diluted basis) for the first quarter of 1996 was $.40, consistent with first quarter 1995 earnings per share. However, the average number of fully diluted common shares outstanding has increased 17% between the first quarters of 1995 and 1996 due to the June 1995 stock offering.

                        TITAN WHEEL INTERNATIONAL, INC.
ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES


Cash flows from operations of $5.5 million were attributed to net income before depreciation and amortization and increases in accounts payable and other current liabilities. These amounts were substantially offset by increases in receivables and inventory. Increases in accounts receivable, inventory, accounts payable and other current liabilities were primarily due to increases in sales and production for the first quarter of 1996 as compared to the fourth quarter of 1995.

The Company has invested $6.1 million in capital expenditures in 1996, including the purchase of surplus bias tire equipment from Continental General Tire, Inc. The balance represents various equipment purchases and building improvements to enhance production capabilities. In January 1996, the Company completed its purchase of the manufacturing segment of Titan GmbH for $.9 million.

                        TITAN WHEEL INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION





ITEM 1. LEGAL MATTERS


        Reference is made to the environmental matter footnote.



ITEMS 2 THROUGH 4 ARE NOT APPLICABLE.




ITEM 5. OTHER MATTERS

        Mr. Maurice M. Taylor, Jr., President and Chief Executive Officer of the Company, has concluded his pursuit of the Republican nomination for president.



ITEM 6 IS NOT APPLICABLE.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                TITAN WHEEL INTERNATIONAL, INC.
                                                -------------------------------
                                                        (REGISTRANT)



DATE:   MAY 10,  1996                           BY:   /s/ Kent W. Hackamack
     ---------------------------                ------------------------------
                                                      Kent W. Hackamack
                                                      Vice President of Finance
                                                     (Chief accounting officer
                                                      and authorized signatory)

                                Exhibit Index
                                -------------

Exhibit No.                   Description
- - -----------                   -----------
     27                       Financial Data Schedule
