Form 10-K405/A
period 1995-12-31
TITAN WHEEL INTERNATIONAL INC
filed 1996-07-17
CIK 899751

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                FORM 10-K/A-NO. 1
  (MARK ONE)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                   FISCAL PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-12936

                         TITAN WHEEL INTERNATIONAL, INC.
- --------------------------------------------------------------------------------
              (EXACT NAME OF REGISTRANTS SPECIFIED IN ITS CHARTER)

             ILLINOIS                                            36-3228472
- --------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

2701 SPRUCE STREET, QUINCY, ILLINOIS                                   62301
- --------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 217-228-6011

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
- -------------------                   -----------------------------------------
COMMON STOCK, NO PAR VALUE                 NEW YORK STOCK EXCHANGE
4 3/4% CONVERTIBLE SUBORDINATED
NOTES DUE 2000                             NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
- --------------------------------------------------------------------------------
                                (TITLE OF CLASS)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                              ---     ---

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

         AS OF MARCH 15, 1996, 20,573,664 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING; THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES WAS APPROXIMATELY $334,322,040 BASED UPON THE CLOSING PRICE OF THE COMMON STOCK ON THE NEW YORK STOCK EXCHANGE ON MARCH 15, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE
         NONE.

ITEM 1.      BUSINESS
- ------       --------

GENERAL
         Titan Wheel International, Inc. ("Titan", or the "Company") is a leading global manufacturer of steel wheel and tire assemblies for off-highway vehicles used in agricultural, consumer products (including recreational trailers, golf cars and grounds care vehicles), earthmoving/construction and military markets and conducts its business in a single segment. The Company generally manufactures both the wheels and tires for these vehicles and provides the value-added service of assembling the completed system. In addition to serving the off-highway wheel and tire industries, the Company manufactures certain consumer and specialty-engineered products including automotive specialty wheels, braking systems, traction-enhancing differential systems, and automation machinery. Titan offers a broad range of thousands of different products that are manufactured in relatively short production runs and must also meet stringent original equipment manufacturers ("OEM") specifications.

BUSINESS HISTORY

         The Company was incorporated in 1983, grew during the 1980's through acquiring, revitalizing and amalgamating the operations of several of the largest wheel manufacturers serving the agricultural and off-highway construction equipment markets. In 1990, Titan was acquired in a management led leveraged buyout by investors, including Maurice M. Taylor, Jr., the Company's President and Chief Executive Officer, and MascoTech, Inc. ("MascoTech").

         In May 1993, the Company filed its first public offering and today is traded on the New York Stock Exchange under the trading symbol TWI.

         In 1993, the Company made three acquisitions: Automotive Wheels, Inc.("Automotive Wheels"); Dyneer Corporation ("Dyneer"), and TD Wheels of Virginia, Inc. ("TD Wheels"). Automotive Wheels manufactures steel and aluminum wheels and rims for the automotive and light truck OEM and aftermarket. Dyneer manufactures wheels and tires for consumer markets and traction-enhancing differential systems for the construction and specialty truck markets. TD Wheels acquired certain assets of Dotson Wheel and Hubs & Wheels, manufacturers of earthmoving and construction wheels.

         During the last two years, through a series of five strategic acquisitions, the Company has broadened its basic steel wheel manufacturing business into tire manufacturing, tire and wheel assemblies and has expanded geographically into Europe. The following is a summary of these acquisitions:

DATE OF ACQUISITION                         NAME AND PRINCIPAL BUSINESS OF ACQUIRED COMPANY
- -------------------                         -----------------------------------------------
January 13, 1994           Nieman's Ltd. ("Nieman's"), a national distributor of tires, wheels and axle assemblies and component parts to recreational and industrial trailer OEMs.

July 16, 1994              Titan Tire Corporation ("Titan Tire"), a manufacturer of tires for agricultural, construction and light truck vehicles.

November 22, 1994          Sirmac Officine Meccaniche SpA ("Sirmac"), and Siria Officine Meccaniche
                           SpA ("Siria") (together the "Sirmac Group"), a major European manufacturer of specialty wheels and other products for the agricultural and construction markets.

February 10, 1995          Steel Wheels Ltd. ("Steel Wheels"), formerly Lemmerz UK Limited, a
                           Kidderminster, England manufacturer of steel wheels principally for the earthmoving/construction market.

December 28, 1995          Grasdorf Titan GmbH ("Titan GmbH"), a German manufacturer of wheels and rims for the earthmoving and agricultural equipment markets.

         In late 1994, the Company commenced construction of a new wheel-making facility in Greenwood, South Carolina for the manufacture of small diameter rolled rims for golf cars, lawn and garden vehicles, all-terrain vehicles("ATVs") and agricultural vehicles. Management is currently testing wheels and expects the plant to be in production in early 1996.

BUSINESS STRATEGY

         The Company's business strategy is to continue to broaden its product, market and geographic base by developing opportunities worldwide. This will enable Titan to capitalize on its ability to produce and market complete wheel and tire assemblies. Titan also intends to continue to capitalize on its expertise in the machining, forming and welding of steel and in producing, on a cost-effective basis, limited-run custom designed products. The Company intends to pursue this strategy through internal growth and possibly through additional strategic acquisitions and joint ventures. Titan has increased its penetration of the after-market for wheel and tire assemblies and intends to continue its focus on the after-market, where sales tend to be less cyclical than is the case with sales to OEMs.

         European Expansion. The Company currently manufactures wheels for sale to European OEMs in the agricultural and the earthmoving/construction markets. A primary motivation for Titan's entry into European markets is its desire to serve the worldwide needs of its major United States OEM customers, many of which have substantial business in Europe. The Company believes that, due to the removal of trade barriers in the European Union and political changes in Eastern Europe, the average size of farms in Europe is likely to increase, which would cause farm vehicles used in Europe to increase. Because larger farm vehicles utilize larger and a greater number of wheels and tires similar to those produced in the United States, the Company believes that there will be opportunities to expand sales of its agricultural wheel and tire products to European OEMs and to Titan's existing North American OEM customers for export to Europe and for their European operations.

         After-market Wheel and Tire Business. The Company has concentrated on increasing its penetration of the wheel and tire after-markets. These after-markets offer higher profit margins, are larger and are somewhat less cyclical than OEM markets. Titan will devote its resources to future growth in the wheel and tire after-markets.

         Strategic Acquisitions. The Company believes that its expertise in the manufacture of steel wheels has permitted it to take advantage of opportunities to acquire businesses that complement this product line, including companies engaged in the tire market and ultimately companies with wheel and tire assembly capabilities. The broadening of Titan's business may permit it to make additional strategic acquisitions in the future. In the past two years, Titan has completed five acquisitions that have led to the broadening of its products, markets and geographic base, including the following:

ACQUIRED COMPANY                    STRATEGIC REASONS FOR ACQUISITION
- ----------------                    ---------------------------------
Nieman's                   Complemented and expanded the Company's ability to
                           distribute products and services in the wheel and
                           tire assembly area for agricultural and consumer
                           markets.

Titan Tire                 Enabled the Company to offer tires to customers
                           in the agricultural and earthmoving/construction
                           markets and to provide the value-added service of
                           wheel and tire assemblies.

Sirmac Group               Investment in the Sirmac Group enabled the
                           Company to enter the European agricultural and
                           earthmoving/construction wheel markets, and further
                           Titan's presence in the global markets.

Steel Wheels               Further expanded the Company's reach into
                           European markets with the manufacturer of
                           earthmoving/construction wheels and increase market
                           efficiencies through synergies with the Sirmac Group.

Grasdorf                   Expanded the Company's interest in agricultural and
Titan GmbH                 earthmoving products for the German and European
                           market.

         Generally, the Company's acquisitions have allowed it to: (i) expand its market and geographic reach; (ii) enter the market for assembled wheels and tires, a market in which margins are greater than markets for wheels and rims alone; (iii) substantially increase its penetration of the after-market for wheels and tires, a market larger and less cyclical than the OEM market; and
(iv) significantly improve the operating efficiencies of its acquired assets and its manufacturing facilities, and improve its ability to service its customers' needs on a timely basis.

         Improve Operating Efficiencies. The Company continually works to improve the operating efficiency of its acquired assets and its manufacturing facilities. With each acquisition, Titan integrates each facility's strengths, often transferring equipment and business to the facilities that are best equipped to handle the work and therefore providing for the capacity to increase utilization and spread operating costs over a greater volume of products. Titan is continuing a comprehensive program to refurbish, modernize and computerize its equipment. Titan has also centralized and streamlined its inventory controls, instituting a "just-in-time" system of providing raw materials to its manufacturing units. These efforts have lead to improved management of order backlog and substantially improved the Company's ability to respond to customer orders on a timely basis.

         Design Capacity and New Product Development. Equipment manufacturers constantly face changing industry dynamics. The Company directs its business and marketing strategy to understanding all of its markets, addressing the needs of its customers, and demonstrating the advantages of its products. In particular, Titan often participates with its customers in the design of new and upgraded products. The Company will from time to time recommend modified products to its customers based on Titan's own market information and research and development. Titan's engineering and research and development staffs test new designs and technologies, developing new methods of manufacturing to improve product quality and performance. These value-added services enhance the Company's relationship with its customers. The Company believes that their performance orientation provides it with a competitive advantage in the global marketplace.

PRODUCTS AND MARKETS

         The Company's product line includes a wide range of steel wheels and rims; agricultural, industrial and specialty tires; braking systems and differentials; and rebuilt automation machinery. The Company's sales are comprised of five major markets: Agricultural, Consumer, Earthmoving/Construction, Engineered Products and Military. The following table sets forth, for the periods indicated, the approximate relative contribution to Titan's net sales of the markets noted below.

                                                  Year Ended December 31,
                                                  -----------------------
                                                1993        1994       1995
                                                ----        ----       ----
         Agricultural                            50%         38%        44%
         Consumer                                16          34         27
         Earthmoving/Construction                22          19         22
         Engineered Products                      4           6          6
         Military                                 8           3          1
                                                ----        ----       ----
                           TOTAL                100%        100%       100%
                                                ====        ====       ====

         Agricultural Market - Wheels. Agricultural wheels and rims are manufactured by the Company for installation on various agricultural and forestry equipment, such as tractors, combines, skidders, plows, planters and irrigation equipment. These wheels and rims range in diameter from 4" to 54" (with the 54" diameter being the largest manufactured in North America), in width from 2-1/2" to 44", and in weight from 4 lbs. to 465 lbs. Basic configurations are combined with other features (such as different centers and a wide range of material thicknesses) allowing Titan to offer the broadest line of different product models to meet customer specifications. A substantial majority of agricultural wheels and rims are sold to OEMs. The balance of the Company's agricultural wheel products are sold primarily to distributors, which then resell these products to end-users, such as farmers.

         Agricultural Market - Tires. Agricultural tires are an additional product line for the Company. These tires range in diameter from 8" to 46", in width from 4.80" to 30.5", and in weight from 9 lbs to 653 lbs. Titan's agricultural tires are mounted on its agricultural wheels, creating the added value of a wheel and tire assembly.

         Consumer Markets. The Company's consumer products division manufactures a variety of products. Titan held a significant share of the boat/marine trailer market in the United States in 1995, supplying wheel and tire assemblies, brakes and actuators. The Company also supplied a large share of the wheel and tire assemblies for the utility and camping trailer markets sold in the United States in 1995. Titan anticipates future growth in these markets with the focus on value-added wheel and tire assemblies. Additionally, the Company believes it will increase its market share through the introduction of new products in 1996.

         Other markets served by the Company within the consumer products division include the lawn and garden, ATV and golf car markets. In addition, Titan currently produces specialty automotive wheels and light truck tires. In 1995, the Company introduced its new line of rolled rims to complement the existing wheel and tire products for the lawn and garden, ATV and golf car markets. Titan will produce a new line of smaller diameter rolled rims for the lawn and garden market at its new wheel-making facility in Greenwood, South Carolina. The Company also plans to introduce the stylized center and low profile tire for the golf car market.

     The Earthmoving/Construction Market. The Company manufactures wheels and rims for various types of earthmoving, mining, and construction equipment, including cranes, graders and levelers, scrapers, self-propelled shovel loaders, load transporters and haul trucks and back-hoe loaders. These wheels and rims range in diameter from 20" to 57" (with the 57" diameter being the largest manufactured in North America), in width from 8" to 44", and in weight from 125 lbs. to 6,300 lbs. The Company believes that it provides its customers with the broadest range of earthmoving/construction wheels and rims available in the world, manufacturing a significant variety of wheels, rims and components for earthmoving/construction application. The majority of the earthmoving/construction products produced by Titan are sold directly to OEMs. The Earthmoving/Construction tire market is an area of expansion for the Company and will create the added value of a wheel and tire assembly.

         Engineered Products Market. The Company's engineered products include traction differentials, clutches, brakes, welding equipment, and rebuilt automation machinery. Sales of these products tend to be cyclical and fluctuate with general economic cycles. In 1995, sales of engineered products were relatively strong, primarily because of the strength of the European economy. The improvement in the European economy resulted in increased demand for products supplied by the Tractech division of Dyneer coupled with new contracts for Automation International.

         Military Market. The Company also manufactures various wheels and rims for the United States Government, principally for certain military vehicles (such as trucks, tanks and personnel carriers). This business is cyclical depending on defense spending which has been cut drastically in the last few years. The current administration's policy to downsize government spending caused a marked reduction in purchasing requirements for spare parts as well as new programs. The Company believes that this trend will affect its sales in the military market for 1996 and beyond. The Military tire market is an area of expansion for the Company and will create the added value of a wheel and tire assembly.

CUSTOMERS

         Titan signed several long term contracts with OEMs in 1995. This resulted in Titan's ten largest customers accounting for approximately 42% of net sales for the year ended December 31, 1995 compared to 38% for the year ended December 31, 1994. For the year ended December 31, 1995, Deere & Company accounted for 12% of Titan's net sales. Titan strives for long-term supply contracts with its customers.

MARKETING

         The Company has its own sales & marketing force consisting of approximately fifty individuals. Titan also utilizes several manufacturing representatives. The years of experience of this group in the market place, particularly with customer relations, have contributed to Titan's sales growth. Titan has seen a substantial increase in customer satisfaction as a result of increased representation in the field. Sales calls have increased and service and technical assistance are attaining the levels required by major OEMs. During 1995, the Company's marketing and sales group concentrated on expanding the wheel and tire assemblies for the markets they serve.

OPERATIONS

         Wheel Manufacturing Process. Most agricultural steel wheels are produced using a rim and a wheel center. A rim is produced by first cutting large steel sheets to required width and length specifications. These steel sheets are rolled and welded to form a circular rim, which is flared and formed in the roll-form operation. The majority of wheel centers are manufactured using presses that both blank and form the center to specifications in multiple stage operations. The Company has the capability in each facility to paint the wheels using an electrostatic process prior to the final top coating.

         Earthmoving/Construction steel wheels are manufactured principally from hot rolled steel sections. This process is used because the high load bearing capacity of these wheels requires rim thicknesses which are beyond the capability of cold-rolling. Rims are built-up from a series of hoops which are welded together to form a rim base. The complete rim is made from either three or five separate parts which then lock together after the rubber tire has been fitted to the wheel and inflated.

         Smaller wheels (usually 12" or less in diameter), of which the majority are manufactured for consumer markets are manufactured by a process in which half-wheels are press-formed, then two of these half-wheel stampings are welded together to form a complete wheel. The wheel assembly is then painted, generally on automated electrostatic painting equipment. Generally, for larger wheels (12" or more in diameter) manufactured for consumer markets, Titan manufactures rims and centers, welds the rims to the centers and paints the assembled product.

         Due to the wide variation of applications for the Company's products, engineering requirements often specify wheels having as many as five separate components. Titan manufactures each of the components specified and then assembles them into a finished product.

         Tire Manufacturing Process. Tires are produced by mixing rubber and other raw materials and chemicals to form a rubber compound. The compound is extruded into tread and sidewall stock, mixed with wire strands to make the bead, and mixed with steel or fabric to produce the ply. The tread, sidewall, bead and plies are assembled into a green tire (uncured). The green tire is put into a press which molds the tire under temperature and pressure into a finished cured tire.

         Quality Control. During the entire production process, inspections are performed continuously by production employees to ensure high quality product. The Company has extensive quality control testing capabilities, such as radial fatigue testing, metallurgical analysis, physical property analysis, salt spray testing and other related testing. Titan's manufacturing employees are trained in Statistical Process Control, the periodic testing of products.

         Engineering/Research & Development. Supported by computer-aided design ("CAD"), computer-aided manufacturing ("CAM"), and finite element techniques, the Company's engineering and research and development staff continually investigates and tests new designs and technologies, and develops new methods of manufacturing to improve product quality and performance.

         Materials. The primary raw materials used by the Company are steel and rubber. Due to demand/capacity issues in the steel industry, steel procurement planning and execution are paramount. To assure a consistent steel supply, Titan purchases from key steel mills on basic steel and is developing relationships with steel processors for steel preparation. Rubber and raw materials for tire manufacture compose the Company's second largest commodity. Titan buys rubber on the spot markets where there are numerous sources of supply. As the Company continues to grow, additional commodities/services are being contracted to secure better pricing on purchased items. In addition to the development of key suppliers domestically, Titan's strategic procurement plan includes international sourcing to assure competitive price and quality in the global marketplace.

         Distribution. The Company's distribution network consists of twelve facilities which are strategically located throughout North America and Europe. Sales made directly to OEMs represent approximately 60% of total sales, with the balance made to after-market distributors for sale to end-users. Titan maintains a sufficient level of work-in-process inventory to enhance its ability to respond to customer needs in a timely manner.

         Backlog/Firm Orders. As of February 29, 1996, the Company believes that it had $149 million in firm orders compared to $85 million dollars at February 28, 1995. Firm order backlog has increased due to recent acquisitions.

COMPETITION

         The Company's wheel and tire businesses compete with several international and domestic competitors, some of whom are larger and have greater financial resources than Titan. Such competition, however, is more limited in certain parts of the agricultural braking system, traction differential and industrial clutch markets. In the wheel and tire business, Titan competes primarily on the basis of price, quality, customer service, design capability and delivery time.

         The Company believes that it is the primary source of steel wheels and rims to the majority of its North American customers in the agricultural and earthmoving/construction markets. The Company believes that the wheel competition from foreign manufacturers is increasing because they are developing new facilities and partnerships in North America.

         In the tire business, the Company competes primarily on the basis of price, quality, customer service, and the added value of wheel and tire assembly distribution. The agricultural smaller diameter tire market has become more competitive over the last few years with more foreign competitors moving into the North American market.

         While the consumer products market is price sensitive, this sensitivity is offset by the demand for quality products. The Company continues to increase its product base in the consumer products market which has increased the competitiveness of its products. The consumer small diameter tire market in North America is highly competitive due to numerous foreign competitors.

EMPLOYEES

         As of December 31, 1995, the Company employed approximately 4,500 people, including 3,300 employees in the United States. There are collective bargaining agreements for approximately 30% of Titan's United States employees. The majority of employees at Titan's foreign facilities are also represented by collective bargaining agreements. The Company believes that all relations with employees are good.

PATENTS AND TRADEMARKS

         The Company owns numerous United States and foreign patents and continues to apply for patent protection for many of its new products. While the Company considers that its patents are significant to the operations of its business, Titan does not consider any one of them to be of such importance that its expiration could materially affect its business.

ITEM 2.           PROPERTIES
- -------           ----------

         The Company, its subsidiaries and its affiliate, the Sirmac Group, maintain thirty-four facilities located in the United States, England, Italy, Ireland and Germany for manufacturing and warehousing/distribution. The facilities in the aggregate contain over 7 million square feet, 5.1 million square feet of which are used for manufacturing, 1.9 million square feet for warehousing and distribution and the balance for administrative and sales offices. Nineteen of the facilities are leased and fifteen are owned. Approximately 270,000 square feet of warehouse space in the United States is subleased by Titan to unrelated third parties.

ITEM 3.           LEGAL PROCEEDINGS
- -------           -----------------

         Dico, Inc. EPA Matters. Dico, Inc. ("Dico"), a subsidiary of Dyneer, and five major oil and chemical companies were named as potentially responsible parties ("PRPs") in connection with contaminants found at Dico's Des Moines, Iowa site (the "Site"). The contaminants were found in the groundwater and certain buildings located on the Site. Dico has constructed a groundwater extraction and treatment system to restore use of affected groundwater. The company and the EPA are in the process of negotiations regarding all matters pertaining to the Site. The EPA has informally agreed that it will pursue PRP's other than Dico for future costs of remediation.

         General. The Company is also a party to several routine legal proceedings arising out of the ordinary course of its business. The Company believes that none of these actions, individually or in the aggregate, will have a material adverse affect on the financial condition or its results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------           ---------------------------------------------------

         Not Applicable

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
- -------           -----------------------------------------------------
                  STOCKHOLDER MATTERS
                  -------------------

         The Company's common stock was traded on the National Market System ("NASDAQ") from the date of its initial public offering on May 19, 1993, until March 23, 1994 when the common stock commenced trading on the New York Stock Exchange ("NYSE"). Prior thereto, there was no market for the common stock. The following table sets forth, for periods indicated, the high and low sales prices per share on a post-stock split basis of the common stock as reported on the NASDAQ and the NYSE, and information concerning per share dividends declared.

                                                                               Dividends
                                  1994*               High         Low         Declared
                                  -----               ----         ---         --------
First Quarter......................................   $13 5/8      $11 1/8      $0.007
Second Quarter.....................................   $13 3/8      $ 9 5/8      $0.007
Third Quarter......................................   $12 3/4      $10 1/4      $0.007
Fourth Quarter.....................................   $13 1/4      $11 1/4      $0.007

                                  1995*
                                  -----
First Quarter .....................................   $16          $11 5/8      $0.010
Second Quarter.....................................   $18 3/4      $14 1/4      $0.010
Third Quarter......................................   $21          $16 1/4      $0.015
Fourth Quarter.....................................   $18 1/8      $13          $0.015

On December 31, 1995, there were approximately 626 holders of record of Titan common stock.

*Amounts in 1994 and 1995 have been adjusted for the two 3-for-2 stock splits that occurred March 15 and August 31, 1995.

ITEM 6.           SELECTED FINANCIAL DATA
- -------           -----------------------

         The selected financial data presented below, as of and for the years ended December 31, 1991, 1992, 1993, 1994 and 1995, are derived from the Company's financial statements, audited by Price Waterhouse LLP, independent accountants, and should be read in conjunction with the Company's audited financial statements and notes thereto included elsewhere herein.

                                                                                    Year Ended December 31,
                                                                             ------------------------------------
                                                                             (In thousands except per share data)

                                                         1991            1992              1993           1994(3)        1995(3)
                                                         ----            ----              ----           ----           -------
Net sales............................................  $100,054        $113,170        $150,441         $407,000        $623,183
Gross profit.........................................    11,501 (1)      17,437          25,269           68,432         115,726
Income (loss) from
  operations.........................................      (911)(2)       8,798          13,142           37,996          73,055
Income (loss) before income taxes, extraordinary
  loss and cumulative effect of change in
  accounting principle...............................    (3,528)          6,468          10,114           30,107          63,280
Income (loss) before  extraordinary loss and
  cumulative effect of change in accounting
  principle..........................................    (3,616)          4,072           6,361           18,480          37,983
  Per share..........................................      (.19)            .24             .46             1.14            1.91
Extraordinary loss related to early retirement
  of debt............................................        -0-           (258)            -0-              -0-             -0-
Cumulative effect of change in accounting
  principle..........................................        -0-           (275)            -0-              -0-             -0-
Net income (loss)....................................    (3,616)          3,539           6,361           18,480          37,983

Net income (loss) per share (primary)................      (.19)            .21             .46             1.14            1.91
Net income (loss) per share(fully diluted)...........      (.19)            .21             .46              .89            1.50

Current assets.......................................  $ 41,978       $  40,663        $141,682         $192,358        $264,900

Total assets.........................................    66,994          69,313         261,266          400,460         512,135

Long-term debt.......................................    36,950          35,785         123,646          178,341         142,305

Dividends declared per common share..................     $0.00           $0.00           $0.02            $0.03           $0.05

- --------------------

(1) Effective January 1, 1991, the Company changed its estimates of the useful lives of certain depreciable assets. This change had the effect of reducing depreciation expense by $3.2 million for the year-ended December 31, 1991.

(2) In December 1991, the Company recorded a provision of $4.2 million for the estimated costs associated with the closure of the Company's Toronto, Ontario, facility, including costs related to employee severance, inventory obsolescence, rent and property taxes, asset disposal and other miscellaneous costs. This facility was closed in October 1992.

(3) See Note 1 of the Notes to the Company's Consolidated Financial Statements for a description of significant acquisitions.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -------           -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS
                  -------------------------

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the Company's statement of operations expressed as a percentage of sales. This table and subsequent discussions should be read in conjunction with the Company's Consolidated Financial Statements and related Notes.



                                                                                    As a Percentage of Sales
                                                                                    ------------------------
                                                                                          December 31,
                                                                       1993                  1994                  1995
                                                                       ----                  ----                  ----
Net sales                                                              100.0%                100.0%                100.0%
Cost of sales                                                            83.2                  83.2                  81.4
                                                                       ------                ------                ------
Gross profit                                                             16.8                  16.8                  18.6
Selling, general, administrative expenses                                 7.1                   7.0                   6.6
Research and development expenses                                         0.9                   0.5                   0.3
                                                                       ------                ------                ------
Income from operations                                                    8.8                   9.3                  11.7
Other (income) expense:
   Interest expense                                                       2.2                   2.1                   1.9
   Minority interest                                                      0.0                   0.0                   0.2
     Other                                                               (0.1)                 (0.2)                 (0.6)
                                                                       ------                ------                -------
Income before income taxes                                                6.7                   7.4                  10.2
Provision for income taxes                                                2.5                   2.9                   4.1
                                                                       ------                ------                ------
Net income                                                                4.2%                  4.5%                  6.1%
                                                                       ======                ======                ======


         In addition, the following table sets forth, for periods indicated, components of the Company's net sales classified by major markets (in thousands):

                                                                           1993               1994               1995
                                                                           ----               ----               ----
Agricultural                                                             $ 74,901           $156,015          $275,976
Consumer                                                                   23,703            140,073           170,717
Earthmoving/Construction                                                   32,792             75,555           133,523
Engineered Products                                                         6,172             22,511            38,920
Military                                                                   12,873             12,846             4,047
                                                                         --------            -------          --------
     Total                                                               $150,441           $407,000          $623,183
                                                                         ========          =========          ========

FISCAL YEAR ENDED DECEMBER 31, 1995, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1994

         Net sales for the year ended December 31, 1995, were $623.2 million, an increase of 53% compared to 1994 sales of $407 million. The increase was primarily due to the acquisitions by the Company of Steel Wheels in February 1995, Titan Tire in July 1994, and to the consolidation of the Sirmac Group in the second half of 1995. Sales in the Agricultural market, the Company's largest, were $276 million compared to 1994 sales of $156 million. Agricultural sales accounted for 44% of the Company's total sales in 1995. Sales increased primarily due to the acquisition of Titan Tire and the Sirmac Group. Sales in the Company's second largest market, Consumer, increased $30.6 million compared to 1994, and represented 27% of total sales. The increase was due primarily to the acquisitions noted above. Earthmoving/Construction sales, the Company's third largest market in 1995, at 22% of total sales, increased $58 million over 1994, primarily due to the acquisition of Steel Wheels.

         Gross profit was $115.7 million, or 18.6% of net sales in 1995, compared to $68.4 million, or 16.8% of net sales in 1994. The gross profit margin was positively affected by strong margins from the Titan Tire acquisition as well as strength in the Company's traditional markets.

         Selling, general and administrative ("SG&A") expenses were $40.6 million, or 6.5% of net sales in 1995, compared to $28.3 million, or 7.0% of sales in 1994. The dollar increase was principally due to the acquisitions noted above as well as increases in operations and administrative personnel to enhance systems and controls. Research and development expenses were consistent from year to year at $2.1 million.

         Interest expense for 1995 was $12 million, or 1.9 % of net sales, which compares to $8.5 million or 2.1% of net sales in 1994. The increased interest expense was primarily due to an increase of approximately $57 million in the average debt outstanding in 1995 compared to 1994, coupled with slightly higher average borrowing rates. The acquisitions of Steel Wheels and the consolidation of the Sirmac Group accounted for the majority of the increase in the average debt outstanding.

FISCAL YEAR ENDED DECEMBER 31, 1994, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1993

         Net sales for the year ended December 31, 1994, were $407 million, an increase of 171% compared to 1993 sales of $150.4 million. The increase was primarily due to the acquisitions of Dyneer and TD Wheel in November 1993, Nieman's Ltd. in January 1994, and Titan Tire in July 1994, as well as strong growth in the Agricultural and Earthmoving/Construction markets in 1994. Sales in the Company's largest market, Agricultural Products, at 38% of sales, increased $81.1 million compared to 1993. This was primarily due to the acquisitions noted above as well as strong growth in existing markets. Sales in the Consumer market, the Company's second largest category in 1994 at 34% of sales, increased $116.4 million compared to 1993, primarily due to the Dyneer acquisition. Earthmoving/Construction Product sales, the Company's third largest market at 19% of sales, increased $42.8 million over 1993, primarily due to recent acquisitions and growth in existing markets. Excluding the effect of the recent acquisitions noted above, sales increased by 10% compared to 1993.

         Gross profit was $68.4 million, or 16.8% of net sales in 1994, compared to $25.3 million, or 16.8% of net sales in 1993. The gross profit margin was positively affected by strong growth in the Company's traditional markets and strong margins from the Titan Tire acquisition, but was adversely impacted by lower historical margins from Dyneer and Nieman's in the Consumer Products market. The Company's gross margin percentage increased in 1995 as it received the benefit of a full year's sales from Titan Tire.

         Selling, general & administrative expenses were $28.3 million, or 7.0% of sales in 1994, compared to $10.7 million, or 7.1% of sales in 1993. The dollar increases were principally due to the acquisitions noted above as well as an increase in operations and administrative personnel to improve systems and controls. The Company was successful in reducing Dyneer's SG&A from 9.7% in 1993 to the corporate average in 1994 as part of Titan's corporate restructuring.

         Interest expense for 1994 was $8.5 million or 2.1% of net sales, which compares to $3.2 million and 2.2% of net sales in 1993. The increased interest expense was primarily due to an increase of $79 million in the average debt outstanding in 1994 compared to 1993, but was partially offset by lower average borrowing rates in 1994. The issuance of $103.5 million of 4 3/4% subordinated convertible notes in November 1993 increased the average debt outstanding by $88 million, but lowered the average interest rate for 1994 since the net proceeds were used to repay higher interest debt. Also positively affecting the rate was the new $100 million credit facility that provides borrowing rates approximately one and one-half percentage points lower than the previous Titan and Dyneer credit facilities, which were repaid in July, 1994.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased $7 million from the prior year as increases in net income and depreciation, and the decrease in inventory more than offset decreases in the accounts payable and other current liabilities resulting in cash from operations of approximately $37.5 million.

         The Company used its credit facility to fund the acquisition of Steel Wheels in February 1995, in the amount of $15.2 million. Through its resources, the Company also acquired a portion of Metallbau Grasdorf GmbH of Germany in December 1995, paying $2.3 million for the plant and machinery of the manufacturing segment of the business.

         Capital expenditures for property, plant and equipment totaled $20.2 million in 1995 compared to $15.2 million in 1994. The Company is continuing its program of capital expansion to modernize and improve production efficiencies. The Company invested an additional $5 million during the year for its Greenwood, South Carolina facility.

         The Company received $64.9 million from the issuance of 4,312,500 shares of common stock in June 1995, before related offering costs of $300,000. The proceeds were used to reduce revolving debt and repurchase $17.5 million of the preferred stock and stock warrants issued to Pirelli Armstrong Tire Corporation in the acquisition of Titan Tire.

         The Company received $58.1 million in proceeds from long-term debt in 1995 including $37 million under the revolving credit facility. Other proceeds included $9.5 million from the issuance of an Industrial Revenue Bond for the Greenwood facility and approximately $8 million from the Royal Bank of Scotland in the form of a term loan for the Steel Wheels location. The Company repaid debt totaling $97.5 million, which includes the payoff of the revolving credit balance during the year of $74.5 million, as well as various other borrowings.

         At December 31, 1995, the Company had cash and cash equivalents of $14.2 million. Cash on hand, anticipated internal cash flows and utilization of available borrowing under the Company's credit facilities are expected to provide sufficient liquidity for working capital needs, capital expenditures and acquisitions for the foreseeable future.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in this annual report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, services, products, prices, and other factors discussed in the Company's prior filings with the Securities and Exchange Commission.

NEW ACCOUNTING STANDARDS

The following accounting standards will be applicable to the Company for 1996:

         SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for Titan for the year ending December 31, 1996, establishes standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and those to be disposed of. SFAS 121 is not expected to have a material impact on Titan's financial condition or results of operations.

         SFAS 123, "Accounting for Stock-based Compensation" which defines the fair value based method of accounting for stock option, purchase and awards plans. SFAS 123 allows companies to use the fair value method defined in the Statement or to continue use of the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123 is not expected to have an impact on the Company's financial position or results of operations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------           -------------------------------------------

                  Reference is made to Item 14.

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- -------           ----------------------------------------------------

                  Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------          --------------------------------------------------

         The names, ages and positions of all directors, nominees for director and executive officers of the Company, as of December 31, 1995, are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Stockholders. There is a family relationship between the President and Secretary who are brother and sister. There is no arrangement or understanding between any officer and any other person pursuant to which an officer was selected.

         MAURICE M. TAYLOR, JR., age 51, has served as President and Chief Executive Officer of the Company since January 1990, when Titan was acquired in a management-led leveraged buy out by investors, including Mr. Taylor. Prior thereto, Mr. Taylor had a significant role in the development of the Company. Mr. Taylor has served as a director of the Company since 1990.

         RICHARD M. CASHIN, JR., age 43, has been a director of the Company since 1994. Mr. Cashin is the President of Citicorp Venture Capital, Ltd., and has been employed by Citicorp Venture Capital since 1980. Mr. Cashin is also a director of Levitz Furniture Co., the Hoover Group, Cable Systems
International, and Delco Remy America.

         ALBERT J. FEBBO, age 57, has been a director of the Company since 1992. Mr. Febbo is the Vice President of Automotive Marketing and Sales for the General Electric Company and has held that position since March 1987.

         ERWIN H. BILLIG, age 68, has been a director of the Company since 1992. Mr. Billig has been Vice Chairman of MascoTech since October, 1992, and served as the President and Chief Operating Officer of MascoTech, Inc. from 1986 to September, 1992. Mr. Billig is also a director of MascoTech.

         ANTHONY L. SOAVE, age 56, has been a director of the Company since 1994. Mr. Soave is the President, Chief Executive Officer and founder of Detroit based City Management Corporation, a totally-integrated environmental service company operating nationwide.

         EDWARD J. CAMPBELL, age 68, has been a director of the Company since 1995. Mr. Campbell was employed for 27 years by Tenneco. He spent 13 of those years as President of Newport News Shipbuilding Company and 14 years at JI Case, three of those (1992-94) as President.

         MICHAEL R. SAMIDE, age 51, joined the Company as Vice President and Chief Operating Officer in November of 1993, following Titan's acquisition of Dyneer Corporation in 1993. Mr. Samide served as the President and Chief Executive Officer of Dico, Inc., a division of Dyneer. Prior to his work with Dico, he was President and CEO of the New Hampshire Ball Bearing Corporation for a number of years.

         KENT W. HACKAMACK, age 37, has served as Corporate Controller since May 1994, and was appointed as Treasurer in November 1994. Prior to joining the Company, Mr. Hackamack served from 1990 to 1994 as the International Audit Manager for Pool Energy Services Co. of Houston, Texas, addressing foreign operations accounting and auditing issues. Mr. Hackamack holds two degrees from Northeast Missouri State University in accounting and computer science, and is a Certified Public Accountant.

         CHERI T. HOLLEY, age 48, joined the Company in March 1994 as General Counsel. In November 1994 she was named Secretary of the Company. Before joining the Company, she was in private practice specializing in corporate and environmental law for a number of years. Prior to private practice, Ms. Holley had fifteen years of management experience. She received her law degree from Detroit College of Law and a B.S. in Business Administration from Wayne State University.

         STEVEN A. ROOT, age 41, has served as Vice President of Sales & Marketing since 1993. Mr. Root joined Titan in 1992 as the Company's director of Sales and Marketing. Prior to joining Titan, he served 18 years in various management positions at Deere & Company. Mr. Root holds a degree in marketing from the University of Northern Iowa.

         Under the secutities laws of the United States, the directors and executive officers of the Company and the persons who own more than 10% of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission and to the New York Stock Exchange. Specific due dates for these reports have been established, and the Company is required to disclose in this annual report any late filings during 1995. To the Company's knowledge, based solely on its review of the copies of such reports required to be furnished to the Company during 1995, all of these reports were timely filed.

ITEM 11.          EXECUTIVE COMPENSATION
- --------          ----------------------

SUMMARY COMPENSATION TABLE

         The following Summary Compensation Table sets forth the compensation received by the Company's Chief Executive Officer and other executive officers whose aggregate annual salary and bonuses exceeded $100,000 during 1995.

                                                ANNUAL COMPENSATION
- ----------------------------------------------------------------------------------------------------------------
NAME AND PRINCIPAL                                                                                  ALL
POSITION AS OF                                                                                     OTHER
DECEMBER 31, 1995                   YEAR              SALARY                  BONUS             COMPENSATION
- ----------------------------------------------------------------------------------------------------------------
Maurice M. Taylor, Jr.              1995           $ 300,000              $     -0-             $   1,844 (1)
President and Chief                 1994           $ 300,000              $ 210,000             $   1,500 (1)
Executive Officer (3)               1993           $     -0-              $     -0-             $ 572,000 (4)
- ----------------------------------------------------------------------------------------------------------------
Michael R. Samide,                  1995           $ 225,000              $     -0-             $   9,495 (2)
Vice President & Chief              1994           $ 225,000              $ 100,000             $   7,012 (2)
Operating Officer

- ----------------------------------------------------------------------------------------------------------------
Steven A. Root                      1995           $ 100,000              $  25,000             $   7,586 (2)
Vice President of                   1994           $  93,808              $  22,452             $   5,125 (2)
Sales & Marketing                   1993           $  83,340              $  21,000             $     -0-

- ----------------------------------------------------------------------------------------------------------------
Cheri T. Holley (3)                 1995           $ 100,000              $  25,000             $   7,586 (2)
Secretary and General               1994           $  70,833              $  21,250             $     425 (1)
Counsel
- ----------------------------------------------------------------------------------------------------------------
Kent W. Hackamack                   1995           $  89,025              $  25,000             $   6,475 (2)
Treasurer and                       1994           $  40,000              $  10,000             $     400 (1)
Controller
- ----------------------------------------------------------------------------------------------------------------

                                     NOTES:
                                     ------
1)  Includes Employer 401(k) matching contribution.
2)  Includes Employer 401(k) matching contribution and car allowance.
3) The President and Secretary are brother and sister.
4) For the year ended December 31, 1993, Mr. Taylor received no direct salary or compensation from Titan; however, Wheel and Disk Steel Sales, Inc., an affiliate of Mr. Taylor, received sales commissions from Titan in the aggregate amount of $572,000 for the year ended December 31, 1993, pursuant to the terms of a sales representative agreement. Such sales representative agreement was terminated as of May 26, 1993.


     OPTIONS GRANTED IN 1995:
     ------------------------

         The following table summarizes options granted during 1995, and the values of options outstanding on December 31, 1995, for the executive officers named above.

OPTION GRANTS IN LAST FISCAL YEAR
- ---------------------------------

                        NUMBER OF SECURITIES   % OF TOTAL OPTIONS         EXERCISE       EXP.        POTENTIAL  REALIZABLE VALUE
        NAME             UNDERLYING OPTIONS     GRANTED TO EMPLOYEES      PRICE          DATE        AT ASSUMED ANNUAL RATE OF
                                (1)                                                                  STOCK PRICE APPRECIATION FOR
                                                                                                     OPTION TERM (2)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           5%                10%
- -----------------------------------------------------------------------------------------------------------------------------------
Maurice M. Taylor, Jr.         54,000                   32.6 %            $11.11       Aug., 2005   $    984,129     $   1,926,217
Michael R. Samide              20,250                   12.2 %            $11.11       Aug., 2005   $    369,048     $     722,331
Steven A. Root                  4,050                    2.4 %            $11.11       Aug., 2005   $     73,810     $     144,466
Cheri T. Holley                 3,200                    1.9 %            $11.11       Aug., 2005   $     58,319     $     114,146
Kent W. Hackamack               2,420                    1.5 %            $11.11       Aug., 2005   $     44,104     $      86,323
- -----------------------------------------------------------------------------------------------------------------------------------
All Shares Outstanding (3)                                                                          $659,379,176     $1,051,515,894

(1) All options were granted on December 12, 1995 and become exercisable at 40% on December 31, 1996 and an additional 20% on each of December 31, 1997, 1998 and 1999, respectfully.

(2) Potential realizable value is based on the assumption that the common stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. The numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised (if the executive were to sell the shares on the date of exercise) so there is no assurance that the value realized will be at or near the potential realizable value as calculated in this table.

(3) All shares outstanding represent the increase in total Company shareholder value if the stock price and assumed rates used in the stock option assumptions are achieved multiplied by the number of shares outstanding at the end of fiscal 1995 (22,477,086) on a pre-stock split basis.

           AGGREGATED OPTION/SAR EXERCISES IN CURRENT FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                                                 Number of Securities              Value of Unexercised
                                                               Underlying Unexexercised            in-the-Money Options
                           Shares           Value             Option/SARs at Fiscal Year           SARs/ Fiscal Year ($)
Name                      Acquired        Realized         End (#) Exercisable /Unexercisable   Exercisable/Unexercisable
- ----                      --------        --------         ----------------------------------   -------------------------
Maurice M. Taylor, Jr.        0              N/A                   $    21,600/86,400            $ 111,024/444,096
Michael R. Samide             0              N/A                   $     6,300/29,700            $  32,382/152,658
Steven A. Root                0              N/A                   $     3,060/ 8,640            $   15,728/44,410
Cheri T. Holley               0              N/A                   $         0/ 3,200            $        0/16,448
Kent W. Hackamack             0              N/A                   $         0/ 2,420            $        0/12,439



           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Billig, Cashin, Febbo, Soave and Campbell served as members of the Compensation Committee in 1995.

                        REPORT OF COMPENSATION COMMITTEE

         The Compensation and Employee Benefits Committee of the Board of Directors (the "Committee"), composed of four independent non-employee directors, administers the executive compensation program. None of such members is or has been an officer or employee of the Company. The Committee passes on all material issues relating to executive compensation.

         The philosophy of the Committee as it relates to executive compensation is that the Chief Executive Officer (CEO) and other executive offices should be compensated at competitive levels sufficient to attract, motivate and retain talented executives who are capable of leading the Company in achieving their business objectives in an industry facing increasing competition and change.

         Annual compensation for the Company's senior management consists of base salary and, when appropriate, bonus compensation. Salary levels of Company executives are reviewed, and are normally adjusted annually and any bonuses are normally awarded annually. In determining appropriate salaries, the Committee considers: (1) The CEO's recommendations as to compensation for all other executive officers; (2) the scope of responsibility, experience, time and position and individual performance of each officer, including the CEO; and (3) compensation levels of other companies in the industry. The Committee's analysis is a subjective process which utilizes no specific weighing or formula of the aforementioned factors in determining executive's base salaries.

         The Committee considers bonus compensation to be its primary motivational method for encouraging and rewarding outstanding individual performance, especially for the Company's senior management and overall performance by the Company. Awards under the Company's bonus plan are granted by the Committee based primarily upon: (1) performance of the Company, (2) performance of the individual and (3) recommendation of the CEO. The purpose of the bonus plan is to provide a special incentive to maximize his or her individual performance and the overall performance of the Company.

         In determining the total compensation package for the CEO for 1995, the Committee considered all of the factors discussed above. Additionally, the Committee considered the Company's profitability, the success of the Company's facilities in surpassing their objectives, the extent and timing of the additions to the Company during the year, the quality and efficiency of the Company's staff, and certain other factors relating to the Company's performance.

                                       MEMBERS OF THE COMPENSATION COMMITTEE

                                                   Erwin H. Billig
                                                   Richard M. Cashin, Jr.
                                                   Albert J. Febbo
                                                   Anthony L. Soave
                                                   Edward J. Campbell

                                   STOCKHOLDER
                                PERFORMANCE GRAPH

         The following graph compares the percentage change in the Company's cumulative total stockholder return on Common Stock as quoted on the NASDAQ National Market System beginning with May 19, 1993 (the date of Titan's initial public offering) and by the New York Stock Exchange beginning March 23, 1994, with the cumulative total return, assuming reinvestment of dividends, of (i) the Standard & Poor's Machinery Diversified Industrials Index and (ii) The Standard & Poor's 500 Stock Index. As of March 23, 1994 the common stock began trading on the New York Stock Exchange.

                         TITAN WHEEL INTERNATIONAL, INC.
            Cumulative Total Return Since Initial Public Offering(1)
                               05/19/93 - 12/29/95

                              --------------------

                                             S&P MA-
                                           CHINERY DI-
                           TITAN WHEEL      VERSIFIED     STANDARD &
   MEASUREMENT PERIOD     INTERNATIONAL,   INDUSTRIALS    POOR'S 500
  (FISCAL YEAR COVERED)       INC.            INDEX       STOCK INDEX
5/19/93                       100.0           100.0          100.0
6/30/93                       120.3           100.7          106.9
12/31/93                      165.9           104.2          122.7
6/30/94                       156.9            99.3          115.9
12/30/94                      180.5           102.6          114.9
6/30/95                       251.2           121.7          139.6
12/29/95                      237.8           137.6          140.1

(1) The Common Stock was sold to the public in the Company's initial public offering on May 19, 1993 and trading commenced immediately on the NASDAQ National Market System. The starting point of the graph is based on the initial public offering price of $6.67 per share.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------          --------------------------------------------------------------

        The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of March 15, 1996 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director and nominee for director, (iii) each of the named executive officers and (iv) all directors and executive officers as a group.


                                                                         Shares Beneficially Owned
                                                                         -------------------------
                Name and Address of Beneficial Owner                 Number(1)                 Percent
                ------------------------------------                 ---------                 -------
FMR Corp..................................................           3,475,075 (3)              15.4%
82 Devonshire St.
Boston, MA 02109
Masco Tech, Inc. .........................................           3,315,852                  14.7%
   21001 Van Born Road
   Taylor, MI  48180
399 Venture Partners, Inc.................................           2,031,112                   9.0%
  399 Park Avenue
  New York, New York  10043
Maurice M. Taylor, Jr.....................................           1,834,178 (2)               8.1%
  2701 Spruce Street
  Quincy, Illinois 62301
Erwin H. Billig...........................................              45,225                      *
Anthony L. Soave .........................................              45,000                      *
Richard M. Cashin, Jr.....................................              40,429                      *
Edward J. Campbell .......................................               2,250                      *
Albert J. Febbo ..........................................                 -0-                      *
Michael R. Samide  .......................................                 -0-                      *
Steven A. Root ...........................................               1,350                      *
Cheri T. Holley...........................................                 -0-                      *
Kent W. Hackamack ........................................                 -0-                      *

All Executive Officers and Directors as a Group
 (10 persons)                                           1,968,432 (4)     8.7%

*  Less than one percent.

(1) Except for voting powers held jointly with a person's spouse, represents sole voting and investment power unless otherwise indicated.

(2) Includes 1,798,000 shares held jointly by Mr. Taylor and his wife as to which they share voting and dispositive power. Also includes 36,178 shares held by Mr. Taylor as to which he has sole voting and dispositive power.

(3) Based on information contained in Schedule 13G of FMR Corp. dated February 26, 1996.

(4)      Reference is made to note (2) above.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------          ----------------------------------------------

                  During 1995, Titan has maintained business relationships and engaged in certain transactions as described below.

                  The Company sells products to companies controlled by persons related to the Chief Executive Officer of the Company. During 1993, 1994 and 1995, combined sales approximated $2,597,000, $3,355,000 and $4,370,000, respectively. At December 31, 1994 and 1995, Titan had approximately $2,170,000 and $1,998,000, respectively of accounts receivable outstanding from those sales. Commissions paid to companies controlled by persons related to the Chief Executive Officer of the Company approximated $252,000, $470,000 and $920,000 respectively, for 1993, 1994 and 1995. These sales and commissions were made on terms no less favorable to Titan then comparable sales and commissions to unaffiliated third parties.

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
- --------          -------------------------------------------------------
                  FORM 8-K
                  --------
     (a)          1.  Financial Statements.

                      Report of Price Waterhouse LLP                               F-1
                      Consolidated Balance Sheets                                  F-2
                      Consolidated Statements of Operations                        F-3
                      Consolidated Statements of Changes
                          in Stockholders' Equity                                  F-4,5
                      Consolidated Statements of Cash
                          Flows                                                    F-6
                      Notes to Consolidated Financial
                          Statements                                       F-7 through F-29

                  2.  Financial Statement Schedule.

                      Schedule IX - Valuation Reserves

                  3.  Exhibits.

                      The accompanying Exhibit Index is incorporated herein by reference.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 12, 1996                       TITAN WHEEL INTERNATIONAL, INC.


                                        By:  /s/ MAURICE M. TAYLOR, JR.
                                        ----------------------------------
                                         Maurice M. Taylor, Jr.
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1996.

          Signatures                        Capacity
          ----------                        --------


  /s/ MAURICE M. TAYLOR, JR.                President, Chief Executive Officer
- -----------------------------               and Director
  Maurice M. Taylor, Jr.                    (Principal Executive Officer)


  /s/ KENT W. HACKAMACK                     Controller and Treasurer
- -----------------------------               (Principal Financial Officer and
  Kent W. Hackamack                         Principal Accounting Officer)

  /s/ ERWIN H. BILLIG
- -----------------------------               Director
  Erwin H. Billig

  /s/ EDWARD J. CAMPBELL
- -----------------------------               Director
  Edward J. Campbell

  /s/ RICHARD M. CASHIN, JR.
- -----------------------------               Director
  Richard M. Cashin, Jr.

  /s/ ALBERT J. FEBBO
- -----------------------------               Director
  Albert J. Febbo

  /s/ ANTHONY L. SOAVE
- -----------------------------               Director
  Anthony L. Soave

                         TITAN WHEEL INTERNATIONAL, INC.

                                  Exhibit Index
                                    Form 10-K
                                      1995

Exhibit
  No.                                                     DESCRIPTION
- -------                                                   -----------
3(a)(3)      Restated Articles of Incorporation of Titan
3(b)(4)      Bylaws of Titan
4(a)(6)      Registration Rights Agreement dated November 12, 1993, between the Company and 399 Venture
             Partners, Inc.
4(b)(5)      Indenture for 4 3/4% Bonds
10(a)(1)     Promissory Note dated July 12, 1991 between Automation International, Inc. and Danville Area
             Economic Development Corporation
10(b)(3)     Loan Agreement dated October 8, 1991 between City of Danville, Illinois and Automation
             International, Inc.
10(c)(1)     Wheel and Component Purchase Agreement dated April 1, 1992 between Titan and Deere &
             Company
10(d)(1)     Manufacturing/Marketing Agreement dated March 1, 1991 between Titan and Komatsu-Dresser
             Company
10(e)(2)     Sublease dated June 20, 1988 between Titan and Kelsey-Hayes Company
10(f)(1)     Lease dated April 1, 1973 between Kelsey-Hayes Company and the Town of Walcott, Iowa
10(g)(2)     Indenture dated as of April 1, 1973 between Town of Walcott, Iowa and First Trust and Savings
             Bank, as Trustee
10(h)(1)     Lease dated February 28, 1993 by and between NI Industries, Inc. and Automotive Wheels, Inc.
10(i)(2)     Agreement dated February 27, 1991 between Titan and U.S. Marines
10(j)(5)#    1994 Non-Employee Director Stock Option Plan
10(k)(3)#    1993 Stock Incentive Plan
10(l)(3)     Wheel and Component Purchase Agreement dated January 15, 1992 between Titan and Steiger
             Tractor relating to Case Products
10(m)(3)     Letter Agreement dated August 23, 1991 between the Company and Valmont Industries, Inc.
10(n)(3)#    Form of Indemnification Agreement among Titan, MascoTech, Inc. and Maurice M. Taylor, Jr.
10(o)(3)     Form of Amended and Restated Credit Agreement between Titan and Harris Bank
10(p)(3)     Service Agreement dated January 26, 1990 between Titan and MascoTech
10(q)(4)     Form of Agreement between Dyneer, Titan and each of James R. Gerrity and Harlan W. Smith
10(r)(6)     Amendment to Agreement between Titan and the U.S. Marines dated December 15, 1993


Exhibit
  No.                                                     DESCRIPTION
- -------                                                   -----------
10(s)(6)     Amendment to Agreement between Titan and the U.S. Marines dated December 21, 1993
10(t)(7)     Asset Purchase Agreement between Titan Tire Corporation and Pirelli Armstrong Tire
             Corporation dated August 11, 1994
10(u)(8)     Loan Agreement between Titan and the SIRMAC Group of Companies dated November 21, 1994
11*          Computation of Earnings per Common Share
21*          Subsidiaries of the Registrant
23.1*        Consent of Price Waterhouse
27*          Financial Data Schedule
- --------------------

         *Filed herewith.
         #Management Contract or Compensatory Plan

(1)Incorporated by reference to the same numbered exhibit contained in the Company's Registration Statement on Form S-1 (No. 33-60518).

(2)Incorporated by reference to the same numbered exhibit contained in Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-60518).

(3)Incorporated by reference to the same numbered exhibit contained in Amendment No. 2 to the Company's Registration Statement on Form S-1 (No. 33-60518).

(4)Incorporated by reference to the same numbered exhibit contained in the Company's Registration Statement on Form S-4 (No. 33-69228).

(5)Incorporated by reference to the same numbered exhibit contained in the Company's Registration Statement on Form S-1 (No. 33-70140).

(6)Incorporated by reference to the same numbered exhibit contained in the Company's' Annual Report on Form 10-K for its year ended December 31, 1994.

(7)Incorporated by reference to the exhibit 2 contained in the Company's special report on Form 8-K dated August 25, 1994.

(8)Incorporated by reference to the exhibit 2.2 contained in the Company's special report on Form 8-K dated December 5, 1994.

                         TITAN WHEEL INTERNATIONAL, INC.

                        SCHEDULE IX -- VALUATION RESERVES



                                                                      ADDITIONS
                                                   BALANCE AT         CHARGED TO                               BALANCE
                                                   BEGINNING          COSTS AND                                AT END
           DESCRIPTION                              OF YEAR           EXPENSES          DEDUCTIONS             OF YEAR
           -----------                              -------           --------          ----------             -------
Year ended December 31, 1993
  Reserve deducted in the balance
  sheet from the assets to which
  it applies

  Allowance for doubtful accounts................. $  643,000         $  542,000       $   (38,000)           $1,147,000
                                                   ==========         ==========       ============           ==========
  Reserve for plant closure....................... $2,417,000         $      -0-       $(2,022,000)(1)        $  395,000
                                                   ==========         ==========       ============           ==========
Year ended December 31, 1994
  Reserve deducted in the balance
  sheet from the assets to which
  it applies

  Allowance for doubtful accounts................. $1,147,000         $1,449,000       $  (383,000)(2)        $2,213,000
                                                   ==========         ==========       ============           ==========
  Reserve for plant closure....................... $  395,000         $      -0-       $  (395,000)(1)        $      -0-
                                                   ==========         ==========       ============           ==========


Year ended December 31, 1995
  Reserve deducted in the balance
  sheet from the assets to which
  it applies

  Allowance for doubtful accounts................. $2,213,000         $3,154,000        $  (397,000)(3)       $4,970,000
                                                   ==========         ==========        ============          ==========


- -----------------------

(1)  Represents utilization of the reserve established in 1991

(2)  Net of recoveries of $84,000

(3)  Net of recoveries of $28,000

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of Titan Wheel International, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 19 present fairly, in all material respects, the financial position of Titan Wheel International, Inc. and its subsidiaries at December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP


St. Louis, Missouri
February 13, 1996

TITAN WHEEL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
- --------------------------------------------------------------------------------

                                                                                 DECEMBER 31,
ASSETS                                                                        1994        1995
                                                                              ----        ----
Current assets
  Cash and cash equivalents                                                 $  7,241   $  14,211
  Marketable securities                                                           31          32
  Accounts receivable (net of allowance of $2,213 and
    $4,970, respectively)                                                     70,179     107,137
  Inventories (Note 3)                                                       106,963     124,928
  Prepaid and other current assets                                             7,944      18,592
                                                                            --------   ---------

     Total current assets                                                    192,358     264,900

Property, plant and equipment, net (Note 4)                                  143,323     178,286
Other assets (Note 6)                                                         28,429      17,701
Goodwill (Note 5)                                                             36,350      51,248
                                                                            --------   ---------

     Total assets                                                           $400,460   $ 512,135
                                                                            ========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt (Note 7)                                $  3,195   $  26,419
  Accounts payable                                                            35,989      58,592
  Other current liabilities (Note 8)                                          33,212      28,631
                                                                            --------   ---------

     Total current liabilities                                                72,396     113,642

Deferred income taxes (Note 11)                                               10,778      15,704
Other long-term liabilities (Note 9)                                          31,209      24,612
Long-term debt (Note 7)                                                      178,341     142,305
                                                                            --------   ---------

     Total liabilities                                                       292,724     296,263
                                                                            --------   ---------

Contingencies (Notes 18 and 19)
Stockholders' equity (Note 17)
   Preferred stock, Class A, no par, $7.50 stated value, 4,000,000 shares authorized, 1,000,000 and 0 issued
    and outstanding, respectively                                              7,500         -0-
   Common stock, no par, 60,000,000 shares authorized,
    16,275,294 and 22,477,086 issued and outstanding, respectively                16          23
  Additional paid-in capital                                                  62,587     152,283
  Common stock warrants                                                       10,000         -0-
  Retained earnings                                                           27,220      64,142
  Cumulative translation adjustment                                              413           8
  Treasury stock at cost:  0 and 78,817 shares, respectively                     -0-        (584)
                                                                            --------   ---------
     Total stockholders' equity                                              107,736     215,872
                                                                            --------   ---------

Total liabilities and stockholders' equity                                  $400,460   $ 512,135
                                                                            ========   =========


          See accompanying Notes to Consolidated Financial Statements.

TITAN WHEEL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
- --------------------------------------------------------------------------------


                                                     YEAR ENDED DECEMBER 31,
                                                  1993         1994         1995
                                                  ----         ----         ----
Net sales (Note 10)                            $ 150,441    $ 407,000    $ 623,183

Cost of sales                                    125,172      338,568      507,457
                                               ---------    ---------    ---------

Gross profit                                      25,269       68,432      115,726

Selling, general and administrative expenses      10,722       28,343       40,615
Research and development expenses                  1,405        2,093        2,056
                                               ---------    ---------    ---------

 Income from operations                           13,142       37,996       73,055

Other (income) expense
  Interest expense                                 3,242        8,503       12,045
  Minority interest                                  -0-          -0-        1,210
  Other                                             (214)        (614)      (3,480)
                                               ---------    ---------    ---------

Income before income taxes                        10,114       30,107       63,280

Provision for income taxes (Note 11)               3,753       11,627       25,297
                                               ---------    ---------    ---------

Net income                                     $   6,361    $  18,480    $  37,983
                                               =========    =========    =========

Earnings per common share (Note 16):
  Primary                                      $     .46    $    1.14    $    1.91
  Fully diluted                                      .46          .89         1.50





          See accompanying Notes to Consolidated Financial Statements.

TITAN WHEEL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
- --------------------------------------------------------------------------------

                                        NUMBER OF              NUMBER OF          ADDITIONAL  COMMON            CUMULATIVE
                                        PREFERRED  PREFERRED    COMMON     COMMON  PAID-IN     STOCK  RETAINED TRANSLATION  TREASURY
                                          SHARES     STOCK      SHARES     STOCK   CAPITAL   WARRANTS EARNINGS  ADJUSTMENT    STOCK
                                          ------     -----      ------     -----   -------   -------- --------  ----------    -----
BALANCE JANUARY 1, 1993                         0  $      0   13,688,116  $  14    $  3,588  $      0 $  3,036   $      2    $    0

Net income                                                                                               6,361
Dividends paid on  common stock                                                                          (195)
Cancellation of pledged shares held in
   escrow                                                    (5,475,616)
Shares issued in initial public offering                       5,287,500             32,206
Shares issued in Dyneer transaction                            2,317,664      2      21,994
Foreign currency translation adjustment                                                                             (280)

                                        ---------    ------   ----------  -----    --------  -------- --------   --------    ------


BALANCE DECEMBER 31, 1993                       0         0   15,817,664     16      57,788         0    9,202      (278)         0

Net income                                                                                              18,480
Dividends paid on common stock                                                                           (432)
Exercise of Dyneer options                                       441,392              4,602
Issuance of stock under 401(k) Plan                               16,238                197
Preferred stock issued                  1,000,000     7,500
Dividends on preferred stock                                                                              (30)
Common stock warrants issued                                                                   10,000
Foreign currency translation adjustment                                                                               691


                                        ---------    ------   ----------  -----    --------  -------- --------   --------    ------


Balance December 31, 1994               1,000,000    $7,500   16,275,294  $  16    $ 62,587  $ 10,000 $ 27,220   $    413    $    0

           See accompanying Notes to Consolidated Financial Statements

TITAN WHEEL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
- --------------------------------------------------------------------------------




                                         NUMBER OF             NUMBER OF         ADDITIONAL  COMMON             CUMULATIVE
                                         PREFERRED  PREFERRED   COMMON   COMMON   PAID-IN    STOCK    RETAINED TRANSLATION  TREASURY
                                           SHARES     STOCK     SHARES   STOCK    CAPITAL   WARRANTS  EARNINGS  ADJUSTMENT   STOCK
                                           ------     -----     ------   -----    -------   --------  --------  ----------   -----
BALANCE DECEMBER 31, 1994                 1,000,000  $  7,500 16,275,294  $   16   $ 62,587 $ 10,000  $ 27,220   $  413     $    0

Net income                                                                                              37,983
Dividends paid on common stock                                                                          (1,031)
Shares issued in public offering                               4,312,500       5     64,560
Conversion of subordinated notes                               1,405,120       2     17,414
Dyneer contingent consideration                                  426,688              4,717
Exercise of Dyneer options                                        48,391                600
Issuance of stock under 401(k) plan                               87,910              1,353
Repurchase of preferred stock           (1,000,000)   (7,500)
Dividends on preferred stock                                                                               (30)
Repurchase of common stock warrants                                                          (10,000)
Foreign currency translation adjustment                                                                            (405)
Treasury stock transactions                                     (78,817)              1,052                                   (584)


                                        ------------ -------- ----------  ------   -------- --------- --------   ------     -------


BALANCE DECEMBER 31, 1995                          0 $      0 22,477,086  $   23   $152,283 $      0  $ 64,142   $    8     $ (584)
                                        ============ ======== ==========  ======   ======== ========= ========   ======     =======





           See accompanying Notes to Consolidated Financial Statements

TITAN WHEEL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(ALL AMOUNTS IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                                                YEAR ENDED DECEMBER 31,
                                                                            1993        1994        1995
                                                                            ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $   6,361    $ 18,480    $ 37,983
  Adjustments to reconcile net income to net cash provided
    by (used for) operating activities
    Depreciation and amortization                                            5,333      17,428      23,428
 (Increase) decrease in current assets, excluding the effects of acquisitions:
    Accounts receivable                                                      1,603     (24,845)         38
    Inventories                                                            (10,306)    (25,493)      7,161
    Prepaid and other current assets                                         3,765      (6,423)     (7,314)
  Increase (decrease) in current liabilities, excluding the effects of acquisitions:
    Accounts payable                                                        (8,019)      5,830      (4,624)
    Other current liabilities                                                  290       8,251     (16,124)
  Other                                                                     (5,804)     (1,598)     (3,057)
                                                                         ---------    --------    --------
    NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                    (6,777)     (8,370)     37,491

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired (Note 2)                               (3,992)    (41,904)    (17,143)
  Capital expenditures                                                      (5,427)    (15,249)    (20,191)
  (Purchase) sale of marketable securities                                  (3,500)      3,469         -0-
  Other                                                                         98         -0-         -0-
                                                                         ---------    --------    --------
    NET CASH (USED FOR) INVESTING ACTIVITIES                               (12,821)    (53,684)    (37,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock & warrants                         -0-      17,500         -0-
  Repurchase of preferred stock & warrants                                     -0-         -0-     (17,500)
  Proceeds from long-term borrowings                                         1,000      54,144      58,120
  Repayments on long-term debt                                             (87,936)    (27,524)    (97,529)
  Proceeds from stock offerings                                             32,206         -0-      64,860
  Proceeds from convertible note offering                                  103,500         -0-         -0-
  Payments of financing fees                                                (3,448)       (344)       (102)
  Dividends paid                                                               (90)       (462)     (1,061)
  Other                                                                        -0-         137          25
                                                                         ---------    --------    --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES:                              45,232      43,451       6,813

Net increase (decrease) in cash and cash equivalents                        25,634     (18,603)      6,970
Cash and cash equivalents, beginning of year                                   210      25,844       7,241
                                                                         ---------    --------    --------
Cash and cash equivalents, end of year                                   $  25,844    $  7,241    $ 14,211
                                                                         =========    ========    ========

           See accompanying Notes to Consolidated Financial Statements

TITAN WHEEL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------




1.        ORGANIZATION AND ACQUISITIONS OF THE COMPANY

          Titan Wheel International, Inc. ("Titan" or the "Company"), which was incorporated in 1983, grew during the 1980's through acquiring, revitalizing and amalgamating the operations of several of the largest wheel manufacturers serving the agricultural and off-highway construction equipment markets. In 1990, Titan was acquired in a management led buyout by investors which included Maurice M. Taylor, Jr., the Company's Chief Executive Officer and MascoTech, Inc. ("MascoTech"). The Company completed its initial public offering in May 1993, resulting in issuance of 5,287,500 shares and net proceeds of $32.2 million. A portion of these proceeds was used to re-pay $9 million of subordinated debt to Runnymede Development Corporation and shares pledged to secure the debt were returned.

          ACQUISITIONS
          Each of the following acquisitions was accounted for under the purchase method of accounting.

          AUTOMOTIVE WHEELS ACQUISITION
          Effective February 28, 1993, the Company acquired all of the outstanding capital stock of Automotive Wheels, Inc. ("Automotive Wheels") from MascoTech for $8.8 million. Automotive Wheels assembles steel wheels for sale to original equipment manufacturers ("OEMs") in the North American automobile industry. It also manufactures steel and aluminum rims which are sold to manufacturers of wheels for the automobile and light truck after-market. Operating results of Automotive Wheels from February 28, 1993, have been included in the Consolidated Statement of Operations.

          DYNEER CORPORATION ACQUISITION
          During November 1993, the Company completed its acquisition of Dyneer Corporation ("Dyneer"), a company engaged in the manufacturing of wheels and tires for lawn and garden equipment, golf cars, recreation and industrial trailers, traction enhancing differential systems, mechanical transmission components and systems used in transportation vehicles and mobile equipment. Operating results of Dyneer from November 12, 1993, have been included in the Consolidated Statement of Operations.

          The Company exchanged 2,317,664 shares of its common stock and options to purchase an additional 441,392 shares of its common stock for all of Dyneer's outstanding common stock and all options and warrants to purchase Dyneer common stock. The exchange was preliminarily valued at approximately $28.4 million and resulted in the recording of goodwill in the amount of $23.1 million, which is being amortized on a straight-line basis over 40 years. In 1994, goodwill was increased by $11.2 million resulting from the reallocation of preliminary estimates and adjustment of certain pre-acquisition contingencies, the most significant of which related to environmental liabilities.

TITAN WHEEL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------




1.        ORGANIZATION AND ACQUISITION OF THE COMPANY (CONTINUED)

          The purchase agreement provided for an earnout based upon the performance of Tractech, a division of Dyneer, and an earnout based upon the extent of environmental remediation costs incurred by Dyneer. During 1994, the Company reached an agreement to settle both earnouts for a total of 426,688 shares of Titan's common stock and options to purchase 82,791 shares of the Company's common stock at an exercise price of $.31 per share. The shares of Titan common stock and options were issued on February 1, 1995. The consideration was recorded as a purchase price accounting adjustment based on the fair value of the shares and options on the issuance date. The transaction discussed above resulted in additional goodwill of $4.4 million in 1995, which is being amortized over its remaining life.

          DOTSON WHEEL ACQUISITION
          During November 1993, the Company completed the purchase of certain assets of Dotson Wheel, a producer of steel wheels and rims for earthmoving/construction equipment, for a purchase price of approximately $5.1 million. The transaction was effected through TD Wheels of Virginia, Inc. ("TD Wheels"), a wholly-owned subsidiary of the Company. Operating results of TD Wheels have been included from the date of acquisition of November 24, 1993.

          NIEMAN'S LIMITED ACQUISITION
          On January 27, 1994, the Company purchased all of the outstanding stock of Nieman's Limited ("Nieman's") for approximately $1.2 million and repaid $5.3 million of Nieman's debt. The purchase agreement also includes certain earnout provisions. No purchase price adjustments were recorded during 1994 or 1995 as a result of such earnout provisions. Nieman's is a distributor of tires, wheels, axle assemblies and component parts to OEMs. Operating results have been included from the date of acquisition of January 27, 1994.

          TITAN TIRE ACQUISITION
          Effective July 16, 1994, Titan Tire Corporation ("Titan Tire") acquired the agricultural tire business of Pirelli Armstrong Tire Corporation ("PATC"). In the purchase, Titan Tire acquired certain assets, primarily inventory and equipment and assumed certain liabilities. Titan Tire is engaged in engineering and manufacturing tires for the agricultural market. Operating results of Titan Tire have been included in the Consolidated Statement of Operations from July 16, 1994, the effective date of acquisition.

          The total purchase price consisted of: (i) $10 million obtained through the issuance to PATC of warrants to purchase 2,250,000 shares of the Company's common stock at an exercise price of $24.44 per share (see Note 17); (ii) $7.5 million obtained through the issuance to PATC of one million shares of the Titan's Series A preferred stock convertible into 281,250 shares of the Company's common stock (see
          Note 17); (iii) $5 million obtained through the

TITAN WHEEL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------




1.        ORGANIZATION AND ACQUISITION OF THE COMPANY (CONTINUED)

          Company's regular line of credit. In addition, Titan Tire issued a subordinated note due February 11, 2000, to PATC for approximately $19.7 million with a 7% fixed interest rate (see Note 7). At the time of the purchase, Titan Tire also recorded a purchase price adjustment for a $16.8 million liability which had been recorded by PATC for employee related benefits which were not assumed by Titan. The purchase price was assigned to the net assets acquired based on their fair value at the date of acquisition. The fair value of net assets acquired initially exceeded the purchase price by approximately $11 million and the excess was allocated to reduce the value assigned to machinery and equipment. At December 31, 1995, the $16.8 million liability was reversed. However, the Company estimates that its ultimate liability for matters unrelated to this liability will not exceed $6.5 million and has accrued that amount at December 31, 1995. The net reduction in purchase price resulted in an additional reduction in the value assigned to machinery and equipment.

          SIRMAC GROUP ACQUISITION
          On November 21, 1994, the Company acquired 50 percent of the common stock of the Sirmac SpA and Siria SpA of Italy (the "Sirmac Group", or "Sirmac"). Under certain conditions, Titan has the option to buy the remaining stock of the Sirmac Group from the other shareholders. The Sirmac Group is a major European manufacturer of specialty wheels and other products for the agricultural and earthmoving/construction markets. Titan paid cash of approximately $9.5 million for the common stock. In addition, Titan loaned $9.5 million to the Sirmac Group as part of the purchase. The note receivable from the Sirmac Group bears interest at the Italian prime rate and is payable on December 31, 1997.

          The Company accounted for the investment under the equity method from the date of acquisition until June 30, 1995. Effective July 1, 1995, Titan was able to exert control over the Sirmac Group by making day to day operational decisions; therefore, the Company began consolidating the Sirmac Group in its financial statements. If Sirmac had been consolidated for the entire year, net income and earnings per share would not have been affected.

          STEEL WHEELS ACQUISITION
          On February 10, 1995, the Company acquired Lemmerz UK Limited ("Steel Wheels"), a division of Lemmerz Holding GmbH. Steel Wheels is a Kidderminster, England-based manufacturer of steel wheels for off-road and specialty vehicles. The purchase price was approximately $15.2 million, obtained through Titan's revolving credit facility. Results of operations have been included from the date of acquisition of February 10, 1995.

TITAN WHEEL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1.        ORGANIZATION AND ACQUISITION OF THE COMPANY (CONTINUED)

          GRASDORF TITAN GMBH ACQUISITION
          On December 28, 1995, the Company purchased a portion of Metallbau Grasdorf GmbH of Germany. Metallbau Grasdorf GmbH, located near Hannover, Germany, is a manufacturer of wheels and rims for the earthmoving and agricultural equipment markets. Titan purchased the manufacturing segment of the business for $2.3 million, and renamed it Grasdorf Titan GmbH ("Titan GmbH").

          PRO FORMA RESULTS (UNAUDITED)
          Assuming the above acquisitions occurred on January 1, 1994, unaudited pro forma net sales, net income and earnings per share for 1994 would have been $534 million, $23 million and $1.06, respectively. Such pro forma results are not necessarily indicative of future results of operations or the results of operations that would have been reported had the acquisitions been completed as of January 1, 1994. Net sales, net income and earnings per share for 1995 would not have been significantly different.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The policies utilized by the Company in the preparation of the financial statements conform to generally accepted accounting principles and require management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates and assumptions.

          BASIS OF CONSOLIDATION
          The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

          REVENUE RECOGNITION
          Sales revenue and cost of sales are recorded by the Company when products are shipped to customers.

          INVENTORIES
          Inventories are valued at the lower of cost or market, cost determined using the last-in, first-out method ("LIFO"), except for 61% of inventories, which are valued using the first-in, first-out ("FIFO") method. Inventory at foreign divisions is valued using the FIFO method.

TITAN WHEEL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          FOREIGN CURRENCY TRANSLATION
          Gains and losses arising from the settlement of foreign currency transactions are charged to the related period's Consolidated Statement of Operations. Translation adjustments arising from the translation of foreign subsidiary financial statements are recorded as a separate component of stockholders' equity.

          CUSTOMER PALLETS
          Returnable pallets are billed to customers and upon return, credit memos are issued. The Company records a liability for the estimated pallets to be returned.

          FIXED ASSETS
          Property, plant and equipment have been recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives of the related assets:

                                                               YEARS
                                                               -----
                  Buildings and improvements                     25
                  Machinery and equipment                        10
                  Tools, dies and molds                           5

         Maintenance and repairs are expensed as incurred. When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are eliminated and any gain or loss on disposition is included in other income.

         DEFERRED FINANCING COSTS
         Deferred financing costs are primarily costs incurred in connection with the Company's convertible note issuance and credit facilities. The costs associated with the convertible note issuance are being amortized over a period of seven years, the term of the notes. The costs associated with the credit facilities are being amortized over their respective terms.

         START UP COSTS
         The Company capitalizes pre-operating costs that are directly related to the construction of new plant and production facilities until the facility is operational. Such costs are amortized over five years.

         GOODWILL
         Goodwill for domestic and foreign divisions are amortized over 40 and 25 years respectively, on a straight-line basis. At each balance sheet date, management reviews the carrying value of goodwill compared to undiscounted annual cash flows to assess recoverability from future operations.

TITAN WHEEL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES
         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (SFAS 109). Under SFAS 109, the deferred income tax provision is determined using the liability method whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax basis of assets and liabilities.

         STATEMENT OF CASH FLOWS
         For purposes of the Consolidated Statement of Cash Flows, the Company considers financial investments with an original maturity of three months or less to be cash equivalents.

         Investing activities during 1993, including certain noncash transactions, related to the Company's business acquisitions involved the following (in thousands):


                                                                AUTOMOTIVE                DOTSON
                                                                  WHEELS       DYNEER      WHEEL
                                                                  ------       ------      -----
           Fair value of assets acquired, other than cash and
           cash equivalents:
             Current assets                                     $ 6,157    $  55,921    $  5,208
             Property, plant and equipment                        4,276       53,439       2,719
             Other assets                                           800       24,121         -0-
           Liabilities assumed                                   (2,560)    (107,630)     (2,958)
           Notes issued                                          (8,688)         -0-         -0-
           Common stock and options issued                          -0-      (26,813)        -0-
                                                                -------    ---------    --------
           Cash (acquired) paid                                 $   (15)   $    (962)   $  4,969
                                                                =======    =========    ========


         In addition, the Company issued a $1,263,000 note payable related to the purchase of a building adjacent to its Quincy, Illinois facility.

TITAN WHEEL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Investing activities during 1994, including certain noncash transactions, related to the Company's business acquisitions involved the following (in thousands):

                                                                                       THE
                                                                        NIEMAN'S      SIRMAC      TITAN
                                                              DYNEER      LTD.        GROUP       TIRE
                                                              ------      ----        -----       ----
           Fair value of assets acquired, other than cash
            and cash equivalents:
             Current assets                                 $ (4,092)   $  7,318    $     -0-   $ 15,170
             Property, plant and equipment                    (1,860)      1,344          -0-     52,866
             Other assets                                     11,152       3,612       19,000      4,000
           Liabilities assumed                                (5,830)    (11,240)         -0-    (29,793)
           Notes issued                                          -0-         -0-          -0-    (19,743)
                                                            --------    --------    ---------   --------
           Cash (acquired) paid                             $   (630)   $  1,034    $  19,000   $ 22,500
                                                            ========    ========    =========   ========


         Investing activities during 1995, including certain noncash transactions, related to the Company's business acquisitions involved the following (in thousands):


                                                                                 THE
                                                                    STEEL      SIRMAC        TITAN        TITAN
                                                         DYNEER     WHEELS      GROUP        TIRE         GMBH
                                                         ------     ------      -----        ----         ----
           Fair value of assets acquired, other than
           cash and cash equivalents:
             Current assets                            $    311   $ 17,029    $ 54,117    $  (6,000)  $      -0-
             Property, plant and equipment                  -0-     18,746      25,225       (9,500)       2,268
             Other assets                                 4,395      4,898      (3,440)       6,000          -0-
           Liabilities assumed                              611    (25,473)    (76,227)       9,500          -0-
           Common stock and options issued               (5,317)       -0-         -0-          -0-          -0-
                                                       --------   --------    --------    ---------   ----------
           Cash (acquired) paid                        $    -0-   $ 15,200    $   (325)   $     -0-   $    2,268
                                                       ========   ========    ========    =========   ==========


         The Company paid $5,074,000, $8,373,000 and $11,817,000 for interest and $2,004,000, $8,357,000 and $27,141,000 for income taxes in 1993,
         1994 and 1995, respectively.

TITAN WHEEL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The Company records all financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, other accruals, and notes payable at cost which approximates fair value. The convertible subordinated notes are the only significant financial instrument of the Company with a fair value different than the recorded value. At December 31, 1994 and 1995, the fair value of the convertible subordinated notes, based on quoted market values, was approximately $109.5 million and $112.6 million respectively, compared to a recorded value of $103.5 million and $85.9 million, respectively.

         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
         The Sirmac Group has debt with a principal balance of approximately $6 million at December 31, 1995, which is denominated in French francs. The debt is subject to currency fluctuations between the Italian lire and the French franc. Foreign currency losses incurred for the year ended December 31, 1995, were immaterial to Titan's consolidated net income. The Company's activity with derivative financial instruments in 1995 was minimal and the impact on 1995 operations was insignificant.

         ENVIRONMENTAL LIABILITIES
         Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs are reasonably estimable.

         STOCK-BASED COMPENSATION
         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123) which defines the fair value based method of accounting for stock option, purchase and awards plans. SFAS 123 allows companies to use the fair value method defined in the Statement or to continue use of the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company currently utilizes and plans to continue its use of APB 25 for accounting for employee stock options and related instruments. In 1996, however, the Company will provide the fair value disclosures required by SFAS 123. SFAS 123 is not expected to have an impact on the Company's financial position or results of operations.

TITAN WHEEL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EQUITY INVESTMENT IN AFFILIATE
         From November 21, 1994, through June 30, 1995, the Company recorded its investment in the Sirmac Group at equity, adjusting its cost to recognize Titan's share of the gain or loss of the Sirmac Group subsequent to the date of investment and amortizing the differences between the Company's cost and the underlying equity in net assets of the Sirmac Group at the date of investment. Equity earnings for the six months ended June 30, 1995 approximating $1 million have been included in other income in the Consolidated Statement of Operations. As discussed in Note 1, Titan began consolidating Sirmac in its financial statements, effective July 1, 1995.

         RECLASSIFICATION
         Certain amounts from prior years have been reclassified to conform with the current year presentation.


3.       INVENTORIES

         Inventories at December 31, 1994 and 1995 comprised the following (in thousands):


                                                       1994        1995
                                                       ----        ----
           Raw material                              $ 34,735   $  37,273
           Work-in-process                             13,497      19,904
           Finished goods                              56,086      68,947
                                                     --------   ---------
                                                      104,318     126,124
           LIFO reserve                                 2,645      (1,196)
                                                     --------   ---------
                                                     $106,963   $ 124,928
                                                     ========   =========

TITAN WHEEL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

4.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 1994 and 1995 comprised the following (in thousands):

                                                        1994         1995
                                                        ----         ----
           Land and improvements                     $   4,326    $   4,974
           Buildings and improvements                   25,790       39,809
           Machinery and equipment                     101,612      142,579
           Tools, dies and molds                        33,871       36,489
           Construction in process                       9,750        8,428
                                                     ---------    ---------
                                                       175,349      232,279
           Less:  Accumulated depreciation             (32,026)     (53,993)
                                                     ---------    ---------
                                                     $ 143,323    $ 178,286
                                                     =========    =========

5        GOODWILL (in thousands):

                                                        1994         1995
                                                        ----         ----
           Goodwill                                  $  37,352    $  53,554
           Less:  Accumulated amortization              (1,002)      (2,306)
                                                     ---------    ---------
                                                     $  36,350    $  51,248
                                                     =========    =========

         Amortization of goodwill for the years 1993, 1994 and 1995 totaled $72,000, $930,000 and $1,304,000 respectively. Of the total $16.2 million increase in goodwill in 1995, $4.7 million is from the acquisition of Steel Wheels, $7.1 million is from the acquisition of the Sirmac Group and the remaining $4.4 million is the result of additional contingent consideration paid to former Dyneer shareholders as discussed in Note 1.

6.       OTHER ASSETS

         Other assets at December 31, 1994 and 1995 comprised the following (in thousands):


                                                     1994      1995
                                                     ----      ----
           PATC receivables                        $ 4,000   $ 9,935
           Deferred financing costs                  3,315     2,933
           Start-up costs (Note 2)                     -0-     2,174
           Notes receivable from Sirmac (Note 1)     9,656       -0-
           Investment in Sirmac (Note 2)             9,350       -0-
           Other                                     2,108     2,659
                                                   -------   -------
                                                   $28,429   $17,701
                                                   =======   =======

TITAN WHEEL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

7.       LONG-TERM DEBT

         Long-term debt at December 31, 1994 and 1995 comprised the following (in thousands):


                                                        1994       1995
                                                        ----       ----
          Bank borrowings:
             Revolving credit - Titan                $ 37,500   $    -0-
             Revolving credit - Sirmac                    -0-     28,677
             Term loan - Titan Tire                    14,464     12,322
             Term loan - Steel Wheels                     -0-      7,299
          Industrial revenue bond - Greenwood             -0-      9,500
          Note payable to PATC                         19,743     19,743
          Subordinated convertible notes              103,500     85,936
          Other                                         6,329      5,247
                                                     --------   --------
                                                      181,536    168,724
          Less:  Amounts due within one year            3,195     26,419
                                                     --------   --------
                                                     $178,341   $142,305
                                                     ========   ========

         In July 1994, the Company entered into a credit facility ("Facility") with a group of banks which terminates in July 1999. The Facility provides for unsecured revolving credit of up to $100 million, which is also available for documentary trade and/or standby letters of credit. Debt outstanding for this facility totalled $37.5 million and $0 respectively, at December 31, 1994 and 1995. The Facility allows Titan to borrow funds under four interest options. Titan paid rates ranging from 5 1/2% to 9% in 1995. The Facility is subject to dividend limitations, under which Titan may not declare dividends in the event the declaration would cause the Company to be in default of certain financial covenants. The Facility also contains certain financial and other less restrictive covenants.

         Included in bank borrowings at December 31, 1995, is $22.5 million of short-term and $6.2 million of long-term debt of the Sirmac Group. The borrowings have been financed primarily through lines of credit, for which Sirmac Group accounts receivable are pledged to the banks as collateral. The current rate of interest on such lines is approximately 11%.

         On September 15, 1994, Titan Tire entered into a credit facility which provides for a term loan of $15 million and a revolving line of credit of up to $20 million. The term loan bears interest at the London Interbank Rate ("LIBOR") plus 2 1/4% and the revolving line of credit bears interest at LIBOR plus 2%. These rates were adjusted downward based upon an amendment to the credit facility in 1995. The LIBOR rate was 6% and 5 3/4%, respectively, at December 31, 1994 and 1995. Payments on the term loan are due quarterly through

TITAN WHEEL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

7.       LONG-TERM DEBT (CONTINUED)

         September 30, 1999. There were minimal borrowings under the line of credit agreement in 1994 or 1995. Substantially all assets of Titan Tire are pledged as collateral for the credit facility. The credit facility restricts Titan Tire, including limits on additional borrowings, operating and capital leases and contains certain financial covenants.

         In May 1995, the Company established a $14.4 million credit facility in conjunction with the purchase of Steel Wheels (see Note 1). The facility consists of an $8 million variable interest rate term loan and a $6.4 million revolving line of credit. Interest rates for the term loan averaged 8 1/2% for 1995. At December 31, 1995, the line of credit balance is zero. The credit facility contains several financial covenants.

         In March 1995, the Company issued $9.5 million of industrial revenue bonds ("IRB") to finance the construction of a facility in Greenwood, South Carolina. The bonds carry tax exempt variable interest rates based upon corresponding tax-exempt IRB issues in the state of South Carolina. Rates for 1995 ranged from 3 1/4% to 5 1/2%. The bonds are secured by a letter of credit established by the Company and are due in February 2010.

         As discussed in Note 1, on August 11, 1994, Titan Tire issued a subordinated note for $19.7 million with a fixed interest rate of 7% to PATC in conjunction with the Titan Tire purchase. The note matures on February 11, 2000.

         On November 18, 1993, the Company issued $103.5 million principal amount of 4 3/4% subordinated convertible notes ("Notes"). The Notes are due December 1, 2000. Each Note is convertible into common stock at a price of $12.50 per share after January 24, 1994. See Note 17 for discussion of 1995 note conversions. The Notes are redeemable at any time on or after December 10, 1996, at the option of the Company in whole or in part, at certain redemption prices, together with accrued interest.

         Other debt primarily consists of loans from local and state entities, industrial revenue bonds and various other long-term notes.

          Aggregate maturities of long-term debt are as follows (in thousands):

                           1996                                   $  26,419
                           1997                                      10,275
                           1998                                       4,266
                           1999                                       7,652
                           2000 and thereafter                      120,112
                                                                  ---------
                                                                  $ 168,724
                                                                  =========

TITAN WHEEL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

8.       OTHER CURRENT LIABILITIES

         Other current liabilities at December 31, 1994 and 1995 comprised the following (in thousands):


                                                       1994      1995
                                                       ----      ----
           Accrued wages and commissions             $ 6,998   $ 9,585
           Warranty reserves                           4,309     2,828
           Workers' compensation reserve                 975     2,535
           Customer deposits/pallet reserves           4,009     2,324
           Accrued property and other taxes            2,289     1,930
           Accrued health care benefits                2,502     1,740
           Income taxes                                5,961       -0-
           Other                                       6,169     7,689
                                                     -------   -------
                                                     $33,212   $28,631
                                                     =======   =======


9.       OTHER LONG-TERM LIABILITIES

         Other long-term liabilities at December 31, 1994 and 1995 comprised the following (in thousands):


                                                           1994      1995
                                                           ----      ----
           PATC reserve (Note 1)                         $16,830   $ 6,500
           Environmental liability (Note 20)               5,251     4,919
           Employee benefits - Sirmac                        -0-     4,907
           Supplemental retirement liability (Note 13)     2,418     2,434
           Long-term warranty reserve                      3,000     2,262
           Other                                           3,710     3,590
                                                         -------   -------
                                                         $31,209   $24,612
                                                         =======   =======

TITAN WHEEL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

10.      SALES TO MAJOR MARKETS AND CUSTOMERS

         The Company's operations are conducted within one business segment, the production, manufacture and sale primarily of a full line of wheels, rims, tires and components for the agricultural, consumer, earthmoving/construction, engineered products, and military equipment markets. Sales to major markets in 1993, 1994 and 1995 comprised the following (in thousands):


                                                  1993       1994       1995
                                                  ----       ----       ----
           Agricultural                         $ 74,901   $156,015   $275,976
           Consumer                               23,703    140,073    170,717
           Earthmoving/Construction               32,792     75,555    133,523
           Engineered Products                     6,172     22,511     38,920
           Military                               12,873     12,846      4,047
                                                --------   --------   --------
                                                $150,441   $407,000   $623,183
                                                ========   ========   ========

         Export sales from the United States represent less than ten percent of total sales. Sales to Deere & Company represented 19%, 15% and 12% of total sales in 1993, 1994 and 1995, respectively.

         Although the Company is directly affected by the economic well-being of the above markets and significant customers, management does not believe significant credit risk exists at December 31, 1995. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry.


11.      INCOME TAXES

         Income before income taxes consists of the following (in thousands):


                                                   1993       1994      1995
                                                   ----       ----      ----
           Domestic                             $ 10,410    $28,203   $54,074
           Foreign                                  (296)     1,904     9,206
                                                --------    -------   -------
                                                $ 10,114    $30,107   $63,280
                                                ========    =======   =======

TITAN WHEEL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------



11.      INCOME TAXES (CONTINUED)

         The provision for income taxes was as follows (in thousands):


                                           1993        1994       1995
                                           ----        ----       ----
           Current
             Federal                    $  2,530    $  9,789    $14,397
             State                           647       2,187      3,406
             Foreign                           2         265      1,613
                                        --------    --------    -------
                                           3,179      12,241     19,416
                                        --------    --------    -------
           Deferred
             Federal                         454        (367)     4,840
             State                           120        (247)     1,041
                                        --------    --------    -------
                                             574        (614)     5,881
                                        --------    --------    -------
           Provision for income taxes   $  3,753    $ 11,627    $25,297
                                        ========    ========    =======


         Deferred tax assets (liabilities) at December 31, 1994 and 1995, respectively, are comprised of the following (in thousands):

                                                   1994        1995
                                                   ----        ----
           Returnable pallets                    $  1,231    $    673
           Employee benefits and related costs      2,560       3,558
           EPA reserve                              2,991       2,329
           Postretirement benefits                  5,069         730
           Other                                    4,735       3,827
                                                 --------    --------
           Gross deferred tax assets             $ 16,586    $ 11,117
                                                 ========    ========

           Fixed assets                          $(20,042)   $(20,739)
           Inventory                                 (630)     (1,227)
           Other                                   (1,325)       (369)
                                                 --------    --------
           Gross deferred tax liabilities         (21,997)    (22,335)
                                                 --------    --------

           Net deferred tax liabilities          $ (5,411)   $(11,218)
                                                 ========    ========


         The tax benefits from any future recognition of deductible temporary differences relative to recent acquisitions, present at the date of such acquisition, will adjust the related purchase accounting and be applied to reduce noncurrent assets.

TITAN WHEEL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------



11.      INCOME TAXES (CONTINUED)

         The provision for income taxes differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income as a result of the following:

                                              1993       1994       1995
                                              ----       ----       ----
           Statutory U.S. federal tax rate     34.0%      35.0%      35.0%
           State taxes (net)                    5.0        4.2        4.6
           Other (net)                         (1.9)      (0.6)       0.4
                                             ------     ------     ------
           Effective tax rate                  37.1%      38.6%      40.0%
                                             ======     ======     ======

         Federal income taxes are provided on earnings of foreign subsidiaries except to the extent that such earnings are expected to be indefinitely reinvested abroad.


12.      RELATED PARTY TRANSACTIONS

         The Company sells products to companies controlled by persons related to the Chief Executive Officer of the Company. During 1993, 1994 and 1995, combined sales approximated $2,597,000, $3,355,000 and $4,370,000, respectively. At December 31, 1994 and 1995, Titan had approximately $2,170,000 and $1,998,000, respectively, of accounts receivable outstanding from those sales. Commissions paid to companies controlled by persons related to the Chief Executive Officer of the Company approximated $252,000, $470,000 and $920,000 respectively, for 1993, 1994 and 1995. These sales and commissions were made on terms no less favorable to Titan than comparable sales and commissions to unaffiliated third parties.


13.      EMPLOYEE BENEFIT  PLANS

         PENSION PLANS
         The Company has a contributory defined benefits pension plan covering certain hourly employees of its French & Hecht division ("F&H"). The plan was frozen in July 1993. The Company also sponsors a contributory defined benefits plan covering all eligible bargaining employees of the Des Moines, Iowa location of Dico, Inc. ("Dico"), a wholly-owned subsidiary of Dyneer. The Dico plan was frozen July 1995. The Company's policy is to fund pension costs as accrued, which is consistent with the funding requirements of federal laws and regulations.

TITAN WHEEL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------



13.      EMPLOYEE BENEFIT PLANS (CONTINUED)

         The components of net periodic pension cost and the reconciliation of the funded status of the Dico, Inc. and F&H plans, in aggregate, at December 31, 1994 and 1995, are as follows (in thousands):

                                                                  1994          1995
                                                                  ----          ----
           Components of net periodic pension cost
             Service cost                                     $      126    $      199
             Interest cost                                           501           572
             Actual return on assets                                (327)       (1,182)
             Net amortization and deferral                          (744)          792
                                                              ----------    ----------
           Net periodic pension cost (income)                 $     (444)   $      381
                                                              ==========    ==========


           Reconciliation of funded status
             Actuarial present value of benefit obligations
               Vested benefit obligation                      $    6,543    $    6,148
               Non-vested benefit obligation                         376            29
                                                              ----------    ----------
           Accumulated benefit obligation                     $    6,919    $    6,177
                                                              ==========    ==========

           Projected benefit obligation                       $    7,333    $    6,484
           Actual plan assets at fair value                        5,423         5,177
                                                              ----------    ----------
           Plan assets greater (less) than
             projected benefit obligation                         (1,910)       (1,307)
           Unrecognized net loss                                    1376           761
           Unrecognized transition liability                         (59)          (52)
           Minimum liability adjustment                             (904)         (403)
                                                              ----------    ----------
           Accrued pension cost recognized in the
             balance sheet                                    $   (1,497)   $   (1,001)
                                                              ==========    ==========

           Major assumptions:
             Discount rate                                    7 1/4-8 1/2%      7 1/4%
             Rate of return on plan assets                        8 1/2%        8 1/2%

         The Company also has an obligation to provide supplemental benefits to five former officers/shareholders of Dyneer. The present value of the unfunded benefit obligation accrued at December 31, 1994 and 1995, of $2,418,000 and $2,434,000, respectively, is actuarially determined and is discounted at an annual interest rate of 8 1/2% and 7 1/4%, respectively. Expense for the year ended December 31, 1994 and 1995 was $163,000 and $183,000, respectively.

TITAN WHEEL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

13.      EMPLOYEE BENEFIT PLANS (CONTINUED)

         401(K)
         The Company sponsors two 401(k) retirement savings plans (the "401(k) Plan"), one plan for the benefit of all employees who are not covered by a collective bargaining arrangement, and a second plan for the employees covered by a collective bargaining arrangement. Plan participants may contribute up to 17% of their annual compensation, up to a maximum of $9,240 in 1995. Employees are fully vested with respect to their contributions. In 1993 and the first six months of 1994, Titan provided a 25% matching cash contribution on the employee's contribution. Beginning on July 1, 1994, Titan amended its 401(k) Plan to provide a 50% match in the form of the Company's common stock on the first 6% of the employee's contribution. Titan issued 87,910 shares of common stock in connection with the 401(k) Plan during 1995. Expenses related to the 401(k) Plan were $120,000, $917,000 and $1,468,000 for
         1993, 1994 and 1995, respectively.


14.      STOCK OPTION PLAN

         During 1993, the Company adopted the 1993 Stock Incentive Plan (the "Plan"). A total of 1,125,000 shares of common stock are reserved under the Plan. Under the Plan, stock options (both incentive and non-qualified), restricted stock awards and performance awards may be granted to key employees or consultants at the market price at date of grant. Options granted under the Plan were for 0, 178,625 and 165,780 shares during 1993, 1994 and 1995, respectively. There were 0, 26,865 and 17,460 shares cancelled in 1993, 1994 and 1995, respectively, leaving an outstanding balance of 300,080 shares at December 31, 1995. No options were exercised under the plan for 1993, 1994 and 1995. Options under the plan vest and become exercisable at a rate of 40% on December 31 of the year following the date of grant, and an additional 20% each year thereafter. The options are exercisable at a price of $11.11 per share and expire ten years from date of grant.

         In 1994, the Company adopted a Non-Employee Director Stock Option Plan ("Director Plan") as of March 31, 1994, to provide for grants of stock options as a means of attracting and retaining highly qualified independent directors for the Company. No more than 225,000 shares of Titan's common stock may be issued under the Director's Plan. Options granted under the Director Plan were 27,000 and 36,000 during 1994 and 1995, respectively, and were issued at approximately the market price at the date of grant. No options have been cancelled or exercised through December 31, 1995. Such options vest and become exercisable immediately. The options are exercisable at a prices ranging from $11.11 to $11.70 per share, and expire 10 years from date of grant.

TITAN WHEEL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


15.      GEOGRAPHIC SEGMENT INFORMATION

         The Company's foreign operations are conducted primarily in Italy, the United Kingdom and Ireland. A summary of Titan's operations by geographical area for the three years ended December 31, 1995, follows (in thousands):


                                             UNITED
                                             STATES     FOREIGN     ELIMINATIONS  CONSOLIDATED
           1993
           Revenues
             Customers                     $147,841   $   2,600      $     -0-    $150,441
             Intercompany                    13,108         -0-        (13,108)        -0-
                                           --------   ---------      ---------    --------
               Total revenues              $160,949   $   2,600      $ (13,108)   $150,441
                                           ========   =========      =========    ========
           Income (loss) from operations   $ 13,273   $    (131)     $     -0-    $ 13,142
                                           ========   =========      =========    ========
           Identifiable assets             $255,925   $   5,341      $     -0-    $261,266
                                           ========   =========      =========    ========

           1994
           Revenues
             Customers                     $386,142   $  20,858      $     -0-    $407,000
             Intercompany                    77,834       2,661        (80,495)        -0-
                                           --------   ---------      ---------    --------
               Total revenues              $463,976   $  23,519      $ (80,495)   $407,000
                                           ========   =========      =========    ========
           Income (loss) from operations   $ 36,170   $   2,278      $    (452)   $ 37,996
                                           ========   =========      =========    ========
           Identifiable assets             $390,289   $  10,171      $     -0-    $400,460
                                           ========   =========      =========    ========

           1995
           Revenues
             Customers                     $524,233   $  98,950      $     -0-    $623,183
             Intercompany                    85,619       3,559        (89,178)        -0-
                                           --------   ---------      ---------    --------
                Total revenues             $609,852   $ 102,509      $ (89,178)   $623,183
                                           ========   =========      =========    ========
           Income (loss) from operations   $ 62,978   $  10,087      $     (10)   $ 73,055
                                           ========   =========      =========    ========
           Identifiable assets             $395,593   $ 117,682      $  (1,140)   $512,135
                                           ========   =========      =========    ========

TITAN WHEEL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

16.      EARNINGS PER SHARE

         Earnings per share for 1993, 1994 and 1995 are as follows:

                                              1993       1994       1995
                                              ----       ----       ----
         Primary earnings per share         $    .46   $   1.14   $   1.91
                                            ========   ========   ========
         Fully diluted earnings per share   $    .46   $    .89   $   1.50
                                            ========   ========   ========

         Earnings per share are based on the weighted average common shares outstanding after giving retroactive effect to an approximately 858-for-1 stock split approved by the Board of Directors on March 29, 1993. As discussed in Note 17, during 1995 the Board of Directors declared two 3-for-2 stock splits, which were paid March 15 and August 31, 1995. All share and per share data for the periods presented in the consolidated financial statements and notes thereto have been adjusted to reflect the splits.

         Weighted average common shares used in the computation of earnings per share for the respective years are as follows:

                             1993         1994         1995
                             ----         ----         ----
          Primary         13,946,101   16,255,942   19,933,034
          Fully diluted   14,935,102   24,646,099   27,459,606

         Primary and fully diluted earnings per share of common stock for 1993, 1994 and 1995 assumes the exercise of common stock options for each year as they are common stock equivalents with a dilutive effect.

         Fully diluted earnings per share of common stock for 1994 and 1995 assumes the conversion of the Company's $103.5 million and $85.9 million convertible subordinated notes due December 1, 2000, and the elimination of the related after-tax interest expense and amortization of deferred financing fees. The subordinated convertible notes did not have a dilutive effect on earnings in 1993. Additionally, fully diluted earnings per share of common stock for 1994 and 1995 assumed the conversion of the Company's Class A noncumulative convertible preferred stock. The convertible preferred stock was repurchased in June 1995. Conversion of the common stock warrants issued in the Titan Tire acquisition was not assumed in 1994 or 1995, as the effect was anti-dilutive.

TITAN WHEEL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

17.      STOCKHOLDERS' EQUITY

         The following discusses significant transactions which occurred during 1995. Significant equity transactions which occurred during 1993 and 1994 are discussed in Note 1.

         On June 7, 1995, the Company issued 4,312,500 shares of common stock at a price of $15.83 per share. Excluding fees, Titan received $64.9 million, before related offering costs of $300,000. With $17.5 million of the proceeds from the June 1995 stock offering, Titan repurchased the convertible preferred stock and common stock warrants issued to PATC in the Titan Tire acquisition.

         During the year $17.6 million of the Company's 4 3/4% subordinated convertible notes were converted into the Company's common stock. At a conversion price per share of $12.50, these conversions resulted in the issuance of 1.4 million additional common shares.

         As discussed in Note 1, during 1995, the Company issued 426,688 shares of Titan common stock and options to purchase 82,791 shares. The issuance of stock increased additional paid-in capital by $4.7 million. Former Dyneer shareholders exercised options to purchase a total of 48,391 shares of the Company's common stock resulting in an increase of approximately $600,000 in additional paid-in capital including a tax benefit of approximately $52,000.

         During 1995, the Company repurchased 150,000 shares of Titan common stock from the Chief Executive Officer of the Company. Subsequently, 71,183 of these shares were issued as compensation to a former employee, resulting in an increase of approximately $1,052,000 in additional paid-in capital, including a tax benefit of $348,000. A portion of the remaining treasury shares were withheld for payment of payroll taxes, the accrual of which represents the cost basis of the treasury stock remaining at December 31, 1995.

         On January 24, 1995, the Board of Directors declared a 3-for-2 stock split, payable as a stock dividend on March 15, 1995, to shareholders of record at the close of business on February 15, 1995. On July 14, 1995, the Board of Directors declared a second 3-for-2 stock split payable as a stock dividend on August 31, 1995, to shareholders of record at the close of business on July 31, 1995. All share and per share data for the periods presented in the consolidated financial statements and notes thereto have been adjusted to reflect the splits.

         In conjunction with the related stock splits noted above, the Board of Directors authorized an increase in the annual cash dividend from $.03 to $.06 per share. The Company paid cash dividends of $.02, $.03 and $.05 per share of common stock during 1993, 1994 and 1995, respectively.

TITAN WHEEL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

18.      LEASE COMMITMENTS

         The Company leases buildings, machinery, equipment and airplanes under operating leases. Certain lease agreements provide for renewal options and require payment of property taxes, maintenance and insurance. Total rental expense approximated $602,000, $1,467,000 and $1,547,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

         At December 31, 1995, future minimum rental commitments under noncancelable operating leases with initial or remaining terms in excess of one year are as follows: $1,630,000 in 1996; $1,155,000 in 1997; $924,000 in 1998; $718,000 in 1999; and $423,000 in 2000.


19.      LITIGATION

         GENERAL
         The Company is party to several routine legal proceedings arising out of the normal course of business. Titan believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

         In December 1995, PATC commenced litigation against the Company on contractual matters relating to the purchase of Titan Tire. The Company, in December 1995, also commenced litigation against PATC on contractual matters related to such acquisition. Titan believes that these actions will not have a material adverse effect on the financial condition or results of operations of the Company.

20.      ENVIRONMENTAL MATTERS

         Dico, one of the Company's subsidiaries, and five major oil and chemical companies were named as potentially responsible parties in connection with contaminants found at one of Dico's facilities ("the Site"). The contaminants were found in the ground water and certain buildings located on the Site. Dico has constructed a groundwater extraction and treatment system to restore use of affected groundwater.

         During 1994, the Company adjusted the purchase price allocation for the Dyneer (Dico's parent company) acquisition with respect to the EPA matter. Of the total estimate of $10.7 million of costs to be incurred in connection with the clean up of the Site, $4.8 million was paid in 1994, and $600,000 in 1995. Management believes that the remaining accrual of $5.3 million at December 31, 1995 is adequate for remaining costs to be incurred related to the environmental matter. Dico is attempting to recover its costs from certain of its insurers and other potentially responsible parties.

TITAN WHEEL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

21. SUPPLEMENTARY DATA - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             YEAR ENDED
QUARTER ENDED:         MARCH 31    JUNE 30     SEPTEMBER 30   DECEMBER 31    DECEMBER 31
                       --------    -------     ------------   -----------    -----------
1994
  Net sales            $ 91,873   $102,671     $ 97,827        $114,629       $407,000
  Gross profit           14,603     16,514       16,723          20,592         68,432
  Net income              3,819      5,055        4,281           5,325         18,480
  Per share amounts:
    Primary            $    .24   $    .31     $    .26        $    .33       $   1.14
    Fully diluted           .19        .24          .21             .25            .89

1995
  Net sales            $157,732   $157,640     $149,528        $158,283       $623,183
  Gross profit           28,763     28,157       27,753          31,053        115,726
  Net income              9,298     10,033        8,906           9,746         37,983
  Per share amounts:
    Primary            $    .56   $    .55     $    .40        $    .43       $   1.91
    Fully diluted           .40        .42          .33             .35           1.50


     NOTE: THE ANNUAL EARNINGS PER SHARE AMOUNTS DO NOT NECESSARILY AGREE TO THE
           SUM OF THE QUARTERS AS A RESULT OF CHANGES IN THE MARKET PRICES OF THE COMPANY'S COMMON STOCK AND THE APPLICATION OF THE TREASURY STOCK METHOD.