Form 10-Q
period 1996-06-30
TITAN WHEEL INTERNATIONAL INC
filed 1996-08-07
CIK 899751

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  FOR QUARTERLY PERIOD ENDED:   JUNE 30, 1996

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

                               (217) 228-6011
                             (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  YES    X     NO
                                          ---   ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                                                 SHARES OUTSTANDING AT
                  CLASS                              JULY 31, 1996
                  -----                          ---------------------

COMMON STOCK, NO PAR VALUE PER SHARE                  22,270,649



================================================================================

                        TITAN WHEEL INTERNATIONAL, INC.

                               TABLE OF CONTENTS



                                                           PAGE NO.


Part  I.    Financial Information


Item 1.     Financial Statements (Unaudited)


            Consolidated Condensed Balance Sheets -
            June 30, 1996 and December 31, 1995                   1

            Consolidated Condensed Statements of Operations
            for the Three and Six Months Ended
            June 30, 1996 and 1995                                2

            Consolidated Condensed Statements of
            Cash Flows for the Six Months Ended
            June 30, 1996 and 1995                                3

            Notes to Consolidated Condensed Financial Statements  4-7


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations         8-9


Part II.    Other Information and Signature                       10-12

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        TITAN WHEEL INTERNATIONAL, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                   (Amounts in thousands, except share data)


                                                              JUNE 30,     DECEMBER 31,
ASSETS                                                          1996          1995
                                                              --------     ------------
Current assets
  Cash and cash equivalents                                   $ 20,344      $ 14,211
  Marketable securities                                             39            32

  Accounts receivable (net of allowance of
   $4,833 and $4,970, respectively)                            109,185       107,137
  Inventories                                                  137,390       124,928
  Prepaid and other current assets                              15,253        18,592
                                                              --------      --------
     Total current assets                                      282,211       264,900


Property, plant and equipment, net                            $178,522      $178,286
Other assets                                                    22,338        17,701
Goodwill                                                        50,410        51,248
                                                              --------      --------
Total assets                                                  $533,481      $512,135
                                                              ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current portion of long-term debt                           $ 22,792      $ 26,419
  Accounts payable                                              57,387        58,592
  Other current liabilities                                     35,533        28,631
                                                              --------      --------
     Total current liabilities                                 115,712       113,642

Deferred income taxes                                           15,219        15,704
Other long-term liabilities                                     26,703        24,612
Long-term debt                                                 138,468       142,305
                                                              --------      --------
     Total liabilities                                         296,102       296,263
                                                              --------      --------


Stockholders' equity
  Common stock, no par, 60,000,000 shares authorized,
  22,520,649 and 22,477,086 issued and outstanding,
  respectively                                                      23            23
  Additional paid-in capital                                   153,713       152,283
  Retained earnings                                             84,947        64,142
  Cumulative translation adjustments                               317             8
  Treasury stock at cost: 99,165 and 78,817
  shares, respectively                                          (1,621)         (584)
                                                              --------      --------
     Total stockholders' equity                                237,379       215,872
                                                              --------      --------
Total liabilities and stockholders' equity                    $533,481      $512,135
                                                              ========      ========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        TITAN WHEEL INTERNATIONAL, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                  (Amounts in thousands except per share data)


                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JUNE 30,                 JUNE 30,
                                           1996       1995        1996        1995
                                           ----       ----        ----        ----
Net sales                               $167,030    $157,640    $344,287    $315,372

Cost of sales                            136,621     129,483     280,755     258,452
                                        --------    --------    --------    --------
     Gross profit                         30,409      28,157      63,532      56,920


Selling, general and administrative
expenses                                  10,519       9,188      22,176      18,721

Research and development expenses            716         534       1,485       1,045
                                        --------    --------    --------    --------

     Income from operations               19,174      18,435      39,871      37,154

Interest expense                           2,545       3,087       5,251       6,413

Minority interest                          1,348         -0-       2,082         -0-

Other (income)                            (1,617)     (1,369)     (2,111)     (1,473)
                                        --------    --------    --------    --------
     Income before income taxes           16,898      16,717      34,649      32,214


Provision for income taxes                 6,422       6,684      13,167      12,883
                                        --------    --------    --------    --------

Net income                              $ 10,476    $ 10,033    $ 21,482    $ 19,331
                                        ========    ========    ========    ========
Earnings per common share:
- --------------------------
     Primary                            $    .46    $    .55    $    .95    $   1.11
     Fully diluted                      $    .38    $    .42    $    .78    $    .82

Average common shares outstanding:
- ----------------------------------
     Primary                              22,717      18,170      22,696      17,397
     Fully diluted (See Note 1)           29,584      25,905      29,564      25,544

(1) The computations of fully diluted earnings per share for the three and six months ending June 30, 1996 and 1995, assume the conversion of the 4 3/4% convertible notes, issued November 19, 1993, due December 1, 2000.


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        TITAN WHEEL INTERNATIONAL, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                          ----------------
                                                          1996       1995
                                                          ----       ----


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $ 21,482    $ 19,331
  Depreciation and amortization                          14,353      11,757
  Gain on sale of assets                                   (998)        -0-
  (Increase) in receivables                              (3,104)    (24,233)
  (Increase)/decrease in inventories                    (14,695)     12,095
  (Increase)/decrease in other assets                     3,483      (5,246)
  Increase/(decrease) in accounts payable                  (557)      1,658
  Increase/(decrease) in other accrued liabilities        6,699      (2,095)
  Other, net                                                 67      (1,158)
                                                       --------    --------

     Net cash provided by operating activities           26,730      12,109



CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                             (14,096)    (13,963)
  Proceeds from sale of assets                            2,077         -0-
  Acquisitions, net of cash acquired                       (941)    (14,900)
                                                       --------    --------

     Net cash (used for) investing activities           (12,960)    (28,863)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock offering                              -0-      64,860
  Payment of debt                                       (10,099)    (80,871)
  Proceeds from long-term borrowings                      3,000      52,422
  Repurchase of preferred stock & stock warrants            -0-     (17,500)
  Dividends paid                                           (675)       (388)
  Other, net                                                137         (38)
                                                       --------    --------
     Net cash provided by/(used for) financing
     activities                                          (7,637)     18,485


Net increase in cash and cash equivalents                 6,133       1,731

Cash and cash equivalents at beginning of period         14,211       7,241
                                                       --------    --------
Cash and cash equivalents at end of period             $ 20,344    $  8,972
                                                       ========    ========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                       TITAN WHEEL INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


A.    Accounting policies

      In the opinion of Titan Wheel International, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of June 30, 1996, the results of operations for the three and six month periods ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995.

      Accounting policies have continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's 1995 Annual Report on Form 10-K. For additional information regarding the Company's financial condition, refer to the footnotes accompanying the financial statements as of and for the year ended December 31, 1995 filed in conjunction with the Company's 1995 Annual Report on Form 10-K. Details in those notes have not changed significantly except as a result of normal interim transactions and certain matters discussed below.



B.    Inventories

      Inventories by component are as follows (in thousands):


                                    June 30,   December 31,
                                     1996         1995
                                    --------   ------------
       Raw materials               $ 38,347     $ 37,273
       Work in process               21,882       19,904
       Finished goods                77,995       68,947
                                   --------     --------
                                    138,224      126,124

       LIFO reserve                    (834)      (1,196)
                                   --------     --------
                                   $137,390     $124,928
                                   ========     ========

                        TITAN WHEEL INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


C.    Fixed assets

      Property, plant and equipment, net reflects accumulated depreciation of $66.9 million and $54.0 million at June 30, 1996, and December 31, 1995, respectively.



D.    Long-term debt (in thousands):


        Long-term debt comprised the following:  June 30,     December 31,
                                                  1996            1995
                                                 --------     ------------
        Bank borrowings
          Revolving credit - Sirmac              $ 23,689      $ 28,677
          Term loan - Titan Tire                   11,250        12,322
          Term loan - Steel Wheels                  6,829         7,299
        Industrial revenue bond - Greenwood         9,500         9,500
        Note payable to PATC                       19,743        19,743
        Subordinated convertible notes             85,866        85,936
        Other                                       4,383         5,247
                                                 --------      --------
                                                  161,260       168,724

        Less - amounts due within one year         22,792        26,419
                                                 --------      --------
                                                 $138,468      $142,305
                                                 ========      ========



        Aggregate maturities of long-term debt at June 30, 1996, are as follows (in thousands):


        July 1 - December 31, 1996               $ 20,792
        1997                                        8,591
        1998                                        4,197
        1999                                        7,641
        2000 and thereafter                       120,039
                                                 --------
                                                 $161,260
                                                 ========

                       TITAN WHEEL INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)




E.    Minority interest

      Minority interest in the net income of the Sirmac Group of $2.1 million at June 30, 1996, is included in other long-term liabilities.


F.    Environmental matter

      The Company's Dico, Inc. subsidiary is involved in an ongoing environmental matter associated with its Des Moines, Iowa site. At June 30, 1996, the Company has an accrual of $5.7 million for remaining costs associated with the matter.


G.    Stock repurchase program

      On May 23, 1996, the Board of Directors of the Company authorized the repurchase of up to five million shares (approximately 22 percent of the outstanding shares) of Titan Wheel International, Inc. common stock. The Company may make these common stock purchases periodically in the open market. As of June 30, 1996, the Company had purchased 50,000 shares under the aforementioned program. During July, 1996, the Company purchased an additional 250,000 shares under the program.


H.    Sale of assets

      On June 1, 1996, the Company sold the assets of Automation International, Inc. (AII) to Automation International Holdings, Inc., comprised of former AII management. AII specializes in manufacturing and rebuilding welding and automation equipment. The Company's net sales, net income and earnings per share for the three and six months ended June 30, 1996, and 1995, would not have been significantly different had the disposition occurred on January 1, 1995.

                        TITAN WHEEL INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)

I.    SUBSEQUENT EVENT

      Effective July 23, 1996, the Company acquired the remaining 50% of the Sirmac Group located in Italy. The Sirmac Group is a manufacturer of specialty wheels and other products for the agricultural and construction markets. On November 21, 1994, the Company acquired 50% of the common stock of the Sirmac Group which was initially accounted for under the equity method. Effective July 1, 1995, Titan was able to exert control over the Sirmac Group by making day to day operational decisions; therefore, the Company began consolidating the Sirmac Group in its financial statements.

      Had the acquisition of 100% of the Sirmac Group occurred on January 1, 1995, net sales for the three and six month periods ended June 30, 1995, would have been $182.0 and $359.0 million, respectively. Net sales for 1996 would not have been different, as the Sirmac Group was consolidated with the Company beginning July 1, 1995. Net income and fully diluted earnings per share would have been $11.5 million and $.41 for the three month period ended June 30, 1996, and $23.0 million and $.82 for the six month period ended June 30, 1996.

                        TITAN WHEEL INTERNATIONAL, INC.

ITEM 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales for the quarter ended June 30, 1996, were $167.0 million, an increase of 6% over 1995 second quarter sales of $157.6 million. Sales on a year to date basis were $344.3 million, an increase of 9% over 1995 sales of $315.4 million. The change from the equity method of accounting to the consolidation method for the Sirmac Group beginning July 1, 1995, accounted for the majority of the increase in sales for the quarter and the year to date period.

Sales in the Agricultural market were $78.3 and $164.5 million for the second quarter and year to date respectively, as compared to $66.8 and $138.4 million in 1995. The increase was due primarily to the addition of the Sirmac Group. The Company's Construction market sales were $36.3 and $76.7 million for the second quarter and year to date respectively, as compared to $33.3 and $63.8 million in 1995, with the increase primarily due to the addition of the Sirmac Group. Consumer product sales were $43.0 and $85.4 million for the second quarter and year to date respectively, as compared to $47.9 and $96.7 million in 1995. The decrease, for the quarter and year to date period, was primarily due to a $12.5 million reduction in sales of light truck tires to Pirelli Armstrong Tire Corporation (PATC), which resulted from the expiration of an agreement to produce such tires.

Primarily due to the addition of the Sirmac Group in the consolidated financial statements, cost of sales increased $7.1 and $22.3 million for the second quarter and year to date respectively. Gross profit for the second quarter was $30.4 million, or 18.2% of net sales, compared to $28.2 million, or 17.9% of
net sales for the second quarter of 1995.    Gross profit on a year to date
basis was $63.5 million, or 18.5% of net sales, compared to $56.9, or 18.0% of net sales for 1995. Gross profit was positively affected by strong margins from the Company's European divisions.

Selling, general and administrative ("SG&A") and research and development ("R&D") expenses for the second quarter of 1996 were $11.2 million or 6.7% of net sales compared to $9.7 million and 6.2% of sales for 1995. Year to date SG&A and R&D expenses were $23.7 million and 6.9% of sales as compared to $19.8 million and 6.3% of sales for 1995. Income from operations for the quarter increased 4.0% to $19.2 million or 11.5% of sales compared to $18.4 million, or 11.7% in 1995. Income from operations for the quarter, as a percentage of sales, decreased primarily due to a higher level of SG&A expenses contributed by the addition of the Sirmac Group in the consolidated financial statements.

The Company's lower revolving debt and subordinated convertible note balances contributed to reduced interest expense, partially offset by the consolidation of the interest cost of the Sirmac Group. Interest expense decreased $.5 and $1.2 million for the quarter and year to date respectively, as compared to the prior year.

                        TITAN WHEEL INTERNATIONAL, INC.

ITEM 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Net income for the second quarter and year to date respectively, were $10.5 and $21.5 million in 1996, compared to $10.0 and $19.3 million in 1995. Earnings per common share (on a fully diluted basis) were $.38 and $.78 for the second quarter and year to date respectively, as compared to $.42 and $.82 in 1995. The average number of 1996 fully diluted common shares outstanding has increased 14% and 16% for the quarter and year to date respectively, due to a June 1995 common stock offering.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations of $26.7 million were attributed to net income and increases in other accrued liabilities. These amounts were partially offset by increases in inventory and receivables. Increases in receivables, inventory, and other accrued liabilities were primarily due to higher sales and production for the second quarter of 1996 as compared to the fourth quarter of 1995.

The Company has invested $14.1 million in capital expenditures in 1996, including $2.3 million for the purchase, rebuilding and installation of surplus bias tire equipment from Continental General Tire, Inc. The balance represents various equipment purchases and building improvements to enhance production capabilities.

At June 30, 1996, the Company had cash and cash equivalents of $20.3 million. Cash on hand, anticipated internal cash flows and utilization of available borrowing under the Company's credit facilities are expected to provide sufficient liquidity for working capital needs, capital expenditures and acquisitions for the foreseeable future.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, services, products, prices, and other factors discussed in the Company's prior filings with the Securities and Exchange Commission.

                        TITAN WHEEL INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION


ITEM 1. Legal Matters

        Reference is made to the environmental matter in footnote F.


ITEMS 2 AND 3 ARE NOT APPLICABLE.


ITEM 4. Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Stockholders on May 23, 1996, for the purpose of electing two directors to serve for three year terms and approving the appointment of independent auditors. All of management's nominees for directors as listed in the proxy statement were elected with the following vote:


                                Shares     Shares    Shares
        Election of Directors  Voted For   Against  Withheld
        ---------------------  ----------  -------  --------
        Richard M. Cashin Jr.  20,688,824    -0-     23,172

        Albert J. Febbo        20,591,862    -0-    120,134

        The appointment of Price Waterhouse LLP as independent auditors was approved by the following vote:

                                 Shares    Shares    Shares
        Selection of Auditors  Voted For   Against  Withheld
        ---------------------  ----------  -------  --------
        Price Waterhouse LLP   20,690,334  15,487    6,175

                        TITAN WHEEL INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION


ITEM 5. OTHER MATTERS

        Effective July 23, 1996, the Company acquired the remaining 50% of the Sirmac Group located in Italy. The Sirmac Group is a manufacturer of specialty wheels and other products for the agricultural and construction markets. On November 21, 1994, the Company acquired 50% of the common stock of the Sirmac Group which was initially accounted for under the equity method. Effective July 1, 1995, Titan was able to exert control over the Sirmac Group by making day to day operational decisions; therefore, the Company began consolidating the Sirmac Group in its financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        In a report dated June 28, 1996, the Company reported the authorization by the Board of Directors to repurchase up to five million shares of Titan Wheel International, Inc. common stock. No financial statements were filed as part of the report.

                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TITAN WHEEL INTERNATIONAL, INC.
                                        ------------------------------
                                                   (REGISTRANT)





DATE:         AUGUST 7, 1996            BY: /s/Kent W. Hackamack
              ----------------              ---------------------------------
                                               Kent W. Hackamack
                                               Controller and Treasurer
                                               (Duly Authorized Officer,
                                               Principal Financial Officer and
                                               Principal Accounting Officer)

                                EXHIBIT INDEX



Exhibit
  No.                           Description                              Page
- -------                         -----------                              ----

  27                            Financial Data Schedule