Form 10-Q
period 1996-09-30
TITAN WHEEL INTERNATIONAL INC
filed 1996-11-12
CIK 899751

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                FOR QUARTERLY PERIOD ENDED:   SEPTEMBER 30, 1996

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

                               (217) 228-6011
                             (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  YES   X     NO
                                        -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                                                 SHARES OUTSTANDING AT
                  CLASS                            OCTOBER 31, 1996
          ------------------------------------  ----------------------
          COMMON STOCK, NO PAR VALUE PER SHARE         22,037,252

================================================================================

                        TITAN WHEEL INTERNATIONAL, INC.

                               TABLE OF CONTENTS


                                                                 PAGE NO.

Part  I.    Financial Information

  Item 1.  Financial Statements (Unaudited)

           Consolidated Condensed Balance Sheets -
           September 30, 1996 and December 31, 1995                 1

           Consolidated Condensed Statements of Operations
           for the Three and Nine Months Ended
           September 30, 1996 and 1995                              2

           Consolidated Condensed Statements of
           Cash Flows for the Nine Months Ended
           September 30, 1996 and 1995                              3

           Notes to Consolidated Condensed Financial Statements    4-7


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations           8-10


Part II.   Other Information and Signature                        11-12

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        TITAN WHEEL INTERNATIONAL, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                   (Amounts in thousands, except share data)


                                                         SEPTEMBER 30,  DECEMBER 31,
ASSETS                                                       1996          1995
                                                         -------------  ------------
Current assets
  Cash and cash equivalents                                $ 56,146      $ 14,211
  Marketable securities                                          39            32
  Accounts receivable (net of allowance of
    $5,100 and $4,970, respectively)                         93,979       107,137
  Inventories                                               126,054       124,928
  Prepaid and other current assets                           47,090        18,592
                                                           --------      --------
      Total current assets                                  323,308       264,900

  Property, plant and equipment, net                        186,892       178,286
  Other assets                                               19,384        17,701
  Goodwill                                                   41,626        51,248
                                                           --------      --------
      Total assets                                         $571,210      $512,135
                                                           ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current portion of long-term debt                        $ 14,009      $ 26,419
  Accounts payable                                           53,743        58,592
  Other current liabilities                                  38,761        28,631
                                                           --------      --------
      Total current liabilities                             106,513       113,642

  Deferred income taxes                                      15,219        15,704
  Other long-term liabilities                                25,574        24,612
  Long-term debt                                            181,710       142,305
                                                           --------      --------
      Total liabilities                                     329,016       296,263
                                                           --------      --------
Stockholders' equity
  Common stock, no par, 60,000,000 shares
    authorized, 22,295,541 and
    22,477,086 and outstanding, respectively                     23            23
  Additional paid-in capital                                154,688       152,283
  Retained earnings                                          93,823        64,142
  Cumulative translation adjustments                           (355)            8
  Treasury stock at cost: 399,165 and 78,817
    shares, respectively                                     (5,985)         (584)
                                                           --------      --------
      Total stockholders' equity                            242,194       215,872
                                                           --------      --------
Total liabilities and stockholders' equity                 $571,210      $512,135
                                                           ========      ========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                       TITAN WHEEL INTERNATIONAL, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                  (Amounts in thousands except per share data)


                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                           SEPTEMBER 30,               SEPTEMBER 30,
                                       --------------------       -----------------------
                                         1996        1995           1996          1995
                                       --------    --------       --------       --------
Net sales                              $145,682    $149,528       $489,969       $464,900

Cost of sales                           121,901     121,775        402,656        380,227

Realignment costs                        10,324         -0-         10,324            -0-
                                       --------    --------       --------       --------

   Gross profit                          13,457      27,753         76,989         84,673

Selling, general and administrative
  expenses                               11,754      10,767         33,930         29,488

Research and development expenses           720         554          2,205          1,599

Gain on sale of assets                  (15,332)        -0-        (16,330)           -0-
                                       --------    --------       --------       --------

   Income from operations                16,315      16,432         57,184         53,586

Interest expense                          2,528       2,381          7,779          8,794

Minority interest                           -0-         423          2,082            423

Other (income)                           (1,076)     (1,215)        (2,189)        (2,688)
                                       --------    --------       --------       --------

   Income before income taxes            14,863      14,843         49,512         47,057

Provision for income taxes                5,648       5,937         18,815         18,820
                                       --------    --------       --------       --------

Net income                              $ 9,215    $  8,906       $ 30,697       $ 28,237
                                       ========    ========       ========       ========
Earnings per common share:
   Primary                                 $.41        $.40          $1.36          $1.51
   Fully diluted                           $.34        $.33          $1.12          $1.15

Average common shares outstanding:
   Primary                               22,462      22,390         22,617         19,080
   Fully diluted (See Note 1)            29,315      29,346         29,480         26,824

(1) The computations of fully diluted earnings per share for the three and nine months ending September 30, 1996 and 1995, assume the conversion of the 4-3/4% convertible notes, issued November, 1993, due December, 2000.


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        TITAN WHEEL INTERNATIONAL, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                      --------------------
                                                        1996       1995
                                                      ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $ 30,697   $ 28,237
  Depreciation and amortization                         20,991     17,480
  Gain on sale of assets                               (16,330)       -0-
  Realignment costs                                     10,324        -0-
  (Increase)/decrease in receivables                     9,406    (17,740)
  (Increase)/decrease in inventories                   (17,695)    10,821
  (Increase)/decrease in other assets                    4,805     (9,017)
  (Decrease) in accounts payable                        (2,960)    (1,324)
  Increase/(decrease) in other accrued liabilities       6,802     (2,384)
  Other, net                                               742     (2,570)
                                                      --------   --------

      Net cash provided by operating activities         46,782     23,503

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                            (19,073)   (17,581)
  Proceeds from sale of assets                           1,896        -0-
  Acquisitions, net of cash acquired                    (9,415)   (14,900)
                                                      --------   --------

      Net cash (used for) investing activities         (26,592)   (32,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock offering                             -0-     64,860
  Payment of debt                                      (32,053)   (91,846)
  Proceeds from long-term borrowings                    60,000     58,038
  Repurchase of preferred stock & stock warrants           -0-    (17,500)
  Repurchase of common stock                            (5,150)       -0-
  Dividends paid                                        (1,014)      (724)
  Other, net                                               (38)      (114)
                                                      --------   --------

      Net cash provided by financing activities         21,745     12,714


Net increase in cash and cash equivalents               41,935      3,736

Cash and cash equivalents at beginning of period        14,211      7,241
                                                      --------   --------

Cash and cash equivalents at end of period            $ 56,146   $ 10,977
                                                      ========   ========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                       TITAN WHEEL INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


A.    ACCOUNTING POLICIES

      In the opinion of Titan Wheel International, Inc. ("Titan" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of September 30, 1996, the results of operations for the three and nine month periods ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995.

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


B.    INVENTORIES

      Inventories by component are as follows (in thousands):


                          September 30,   December 31,
                              1996           1995
                          ------------    ------------
      Raw materials         $ 40,489       $ 37,273
      Work in process         16,321         19,904
      Finished goods          69,180         68,947
                            --------       --------
                             125,990        126,124

      LIFO reserve                64         (1,196)
                            --------       --------
                            $126,054       $124,928
                            ========       ========

                        TITAN WHEEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)



C.    FIXED ASSETS

      Property, plant and equipment, net reflects accumulated depreciation of $70.3 million and $54.0 million at September 30, 1996, and December 31, 1995, respectively.


D.    LONG-TERM DEBT (IN THOUSANDS):


Long-term debt comprised the following:    September 30,   December 31,
                                               1996           1995
                                           -------------   -----------
Bank borrowings
  Revolving credit - Sirmac                   $ 16,994      $ 28,677
  Term loan - Titan                             60,000           -0-
  Term loan - Titan Tire                           -0-        12,322
  Term loan - Steel Wheels                         -0-         7,299
Industrial revenue bond - Greenwood              9,500         9,500
Note payable to PATC                            19,743        19,743
Subordinated convertible notes                  85,279        85,936
Other                                            4,203         5,247
                                              --------      --------
                                               195,719       168,724

Less - amounts due within one year              14,009        26,419
                                              --------      --------

                                              $181,710      $142,305
                                              ========      ========



     Aggregate maturities of long-term debt at September 30, 1996, are as follows (in thousands):


      October 1 - December 31, 1996    $ 13,389
      1997                                  777
      1998                                1,045
      1999                                  585
      2000 and thereafter               179,923
                                       --------
                                       $195,719
                                       ========

                        TITAN WHEEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)



D.    LONG-TERM DEBT (CONTINUED):

      On September 20, 1996, the Company entered into a new $175 million credit facility with a group of banks ("Facility"). The Facility provides for an unsecured $60 million term loan due September, 2001, and a $115 million revolving line, which is also available for documentary trade
      and/or standby letters of credit.    The $60 million term loan was used,
      in part, to pay down debt comprised of certain other credit facilities and term loans.


E.    PURCHASE OF REMAINING INTEREST IN SIRMAC

      On November 21, 1994, the Company acquired 50% of the common stock of the Sirmac Group which was initially accounted for under the equity method. The Sirmac Group, located in Italy, is a manufacturer of specialty wheels and other products for the agricultural and construction markets. Effective July 1, 1995, Titan was able to exert control over the Sirmac Group by making day to day operational decisions; therefore, the Company began consolidating the Sirmac Group in its financial statements. Effective July 23, 1996, the Company acquired the remaining 50% of the Sirmac Group.

      Had the acquisition of 100% of the Sirmac Group occurred on January 1, 1995, net sales for the nine month period ended September 30, 1995, would have been $508.6 million on a proforma basis. Net sales for 1996 would not have been different, as the Sirmac Group was consolidated with the Company beginning July 1, 1995. Net income and fully diluted earnings per share would have been $32.2 million and $1.16 for the nine month period ended September 30, 1996, on a proforma basis.


F.    SALE OF ASSETS

      On September 30, 1996, the Company sold the assets of Tractech to a joint venture group and private investors. Tractech, which produces no-spin differentials, contributed annual sales of approximately $25 million. During the three and nine months ended September 30, 1996, Tractech contributed net sales of $6.1 and $18.4 million respectively, net income of $2.3 and $.8 million respectively, and fully diluted earnings per share of $.09 and $.03 respectively. The Company has recorded a pretax gain of $15.3 million after related expenses as a result of the transaction in the third quarter of 1996. This follows the sale of the assets of Automation International, Inc. in the second quarter of 1996.

                        TITAN WHEEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)



G.    REALIGNMENT COSTS

      During the third quarter of 1996, the Company has recorded a pretax realignment charge of $10.3 million. These costs consist primarily of a write-off of start-up costs and inventory associated with the elimination of non-core products including golf car assemblies, automotive Original Equipment Manufacturers (OEM) wheels, and axles. This is part of the Company's overall strategy to concentrate its resources on tire and wheel manufacturing, and is consistent with the sale of assets mentioned in footnote F.


H.    STOCK REPURCHASE PROGRAM

      On May 23, 1996, the Board of Directors of the Company authorized the repurchase of up to five million shares (approximately 22 percent of the outstanding shares) of Titan Wheel International, Inc. common stock. The Company may make these common stock purchases periodically in the open market. As of September 30, 1996, the Company had purchased 350,000 shares under the aforementioned program. During October 1996, the Company purchased an additional 285,500 shares under the program.


I.    ENVIRONMENTAL MATTER

      At September 30, 1996, the Company has an accrual of $5.6 million for remaining costs associated with its Dico Inc. Des Moines, Iowa site.

                        TITAN WHEEL INTERNATIONAL, INC.

ITEM 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales for the quarter ended September 30, 1996, were $145.7 million
compared to $149.5 million in the third quarter of 1995.   The decrease in
sales was primarily due to a decline in sales of light truck tires, strong pricing pressure in the tire aftermarket, and a strike at the Company's Walcott wheel facility, which was resolved in August, 1996. Net sales on a year to date basis were $490.0 million, an increase of 5% over 1995 sales of $464.9 million. The change from the equity method of accounting to the consolidation method for the Sirmac Group beginning July 1, 1995, accounted for the majority of the increase in sales for the year to date period.

Sales in the Agricultural market were $67.1 and $231.6 million for the third quarter and year to date respectively, as compared to $65.3 and $203.7 million in 1995. The year to date increase was due primarily to the addition of the Sirmac Group. The Company's Construction market sales were $34.9 and $111.6 million for the third quarter and year to date respectively, as compared to $34.5 and $98.3 million in 1995, with the year to date increase primarily due to the addition of the Sirmac Group. Consumer product sales were $35.2 and $120.7 million for the third quarter and year to date respectively, as compared to $38.1 and $134.7 million in 1995. The decrease, for the quarter and year to date period, was primarily due to an $11.4 and $23.9 million reduction respectively, in sales of light truck tires, which resulted from the expiration of an agreement to produce such tires.

Cost of sales was $121.9 and $402.7 million for the third quarter and year to date respectively, as compared to $121.8 and $380.2 million in 1995. Gross profit for the third quarter, before realignment costs, was $23.8 million, or 16.3% of net sales, compared to $27.8 million or 18.6% of net sales for the third quarter of 1995. Gross profit on a year to date basis, before realignment costs, was $87.3 million, or 17.8% of net sales, compared to $84.7 million, or 18.2% of net sales for 1995. Gross profit, in the third quarter, was negatively impacted by pricing pressure in the tire aftermarket and a strike at the Company's Walcott wheel facility.

During the third quarter of 1996, the Company recorded a pretax realignment charge of $10.3 million. These costs consist primarily of a write-off of start-up costs and inventory associated with the elimination of non-core products including golf car assemblies, automotive OEM wheels, and axles. This is part of the Company's overall strategy to concentrate its resources on tire and wheel manufacturing, and is consistent with the sale of assets mentioned below.

                        TITAN WHEEL INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

The Company sold the assets of Tractech to a joint venture group and private investors. This follows the sale of the assets of Automation International, Inc. in the second quarter of 1996. The Company recorded a pretax gain on sale of assets of $15.3 and $16.3 million for the quarter and year to date respectively.

Selling, general and administrative ("SG&A") and research and development ("R&D") expenses for the third quarter of 1996 were $12.5 million or 8.6% of net sales compared to $11.3 million and 7.6% of sales for 1995. Year to date SG&A and R&D expenses were $36.1 million and 7.4% of sales as compared to $31.1 million and 6.7% of sales for 1995. The rise in SG&A expenses is primarily due to increased tire advertising coupled with overall efforts to improve systems resources and technology. Income from operations for the quarter, before realignment costs and gain on sale of assets, was $11.3 million or 7.8% of net sales, compared to $16.4 million or 11.0% in 1995. Income from operations, as a percentage of sales, was negatively impacted by pricing pressure in the tire aftermarket, a strike at the Company's Walcott wheel facility, and a higher level of SG&A expenses.

Interest expense was $2.5 and $7.8 million for the third quarter and year to date respectively, as compared to $2.4 and $8.8 million in 1995. Interest expense decreased on a year to date basis due to the Company's lower revolving debt and subordinated convertible note balances, partially offset by interest expense related to the Sirmac Group.

Net income for the third quarter and year to date respectively, was $9.2 and $30.7 million in 1996, compared to $8.9 and $28.2 million in 1995. Earnings per common share (on a fully diluted basis) were $.34 and $1.12 for the third quarter and year to date respectively, as compared to $.33 and $1.15 in 1995. The average number of 1996 fully diluted common shares outstanding has increased 10% for the year to date period ended September 30, 1996, due to a June 1995 common stock offering.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations of $46.8 million were attributed to net income, decreases in receivables, and increases in other accrued liabilities. These amounts were partially offset by the increase in inventory and the decrease in accounts payable. Net income has also been adjusted by the gain on sale of assets and the realignment costs, to arrive at cash flows from operations of a recurring nature.

                        TITAN WHEEL INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The increase in inventory is primarily due to the maintenance of higher inventory levels to meet customer expectations for just-in-time delivery. The decrease in receivables is primarily due to lower sales in the third quarter of 1996 as compared to the fourth quarter of 1995.

The Company has invested $19.1 million in capital expenditures in 1996, including $3.2 million for the purchase, rebuilding and installation of bias tire equipment. The balance represents various equipment purchases and building improvements to enhance production capabilities.

The Company received $60.0 million in proceeds from the new $175 million credit facility. These proceeds have been used to pay down debt comprised of certain other credit facilities and term loans, as well as for general corporate purposes.

At September 30, 1996, the Company had cash and cash equivalents of $56.1 million. Cash on hand, anticipated internal cash flows and utilization of available borrowing under the Company's credit facilities are expected to provide sufficient liquidity for working capital needs, capital expenditures and acquisitions for the foreseeable future.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

From time to time, the Company may publish forward-looking statements, such as in this Quarterly Report on Form 10-Q, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, including but not limited to the economic, regulatory, competitive and technological factors discussed in its prior filings with the Securities and Exchange Commission, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

                       TITAN WHEEL INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION



ITEMS 1 THROUGH 4 ARE NOT APPLICABLE.


ITEM 5. OTHER MATTERS

        The Company announced plans to build an agricultural, construction and specialty tire plant in Brownsville, Texas.

        On September 30, 1996, the Company sold the assets of Tractech to a joint venture group and private investors.

        The Company signed a letter of intent to purchase the specialty wheel division of Delachaux which has two facilities in France.


ITEM 6 IS NOT APPLICABLE.

                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TITAN WHEEL INTERNATIONAL, INC.
                                        -------------------------------
                                                  (REGISTRANT)




DATE:       NOVEMBER 12,  1996          BY:   /s/Kent W. Hackamack
     -------------------------             ----------------------------------
                                                 Kent W. Hackamack
                                                 Controller and Treasurer
                                                 (Duly Authorized Officer,
                                                 Principal Financial Officer
                                                 and Principal Accounting
                                                 Officer)

                                EXHIBIT INDEX
                                -------------


Exhibit No.                     Description
-----------                     -----------
    27                          Financial Data Schedule