Form 10-K405
period 1996-12-31
TITAN WHEEL INTERNATIONAL INC
filed 1997-03-24
CIK 899751

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1996
    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal period from          to

                         Commission file number 1-12936
                        TITAN WHEEL INTERNATIONAL, INC.
              (Exact name of registrants specified in its charter)

                ILLINOIS                                  36-3228472
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

  2701 SPRUCE STREET, QUINCY, IL 62301                  (217) 228-6011
(Address of principal executive offices,              (Telephone Number)
           including Zip Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
         Common stock, no par value                       New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 14, 1997, 25,477,782 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $335,027,475 based upon the closing price of the common stock on the New York Stock Exchange on March 14, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant's definitive proxy statement for its annual meeting of stockholders to be held May 22, 1997.

================================================================================

ITEM 1. BUSINESS

GENERAL

     Titan Wheel International, Inc. ("Titan" or the "Company") is a leading global manufacturer of steel wheels and tires for off-highway equipment used in the agricultural, consumer (including recreational trailers, all terrain vehicles ("ATV's") and grounds care vehicles), earth moving/construction and military markets. The Company generally manufactures both the wheels and tires for these vehicles and increasingly provides the value-added service of assembling the completed wheel-tire system. The Company offers a broad range of over 25,000 different products that are manufactured in relatively short production runs and meet Original Equipment Manufacturers ("OEM") specifications. The Company believes, based upon current industry revenue data, that it is the largest agricultural wheel producer and the third largest agricultural tire manufacturer in North America.

     The Company was incorporated in 1983, grew during the 1980s through acquiring, revitalizing and amalgamating the operations of several of the largest wheel manufacturers serving the agricultural and off-highway construction equipment markets. In 1990, Titan was acquired in a management led leveraged buyout by investors, including Maurice M. Taylor, Jr., the Company's President and Chief Executive Officer ("CEO"), and MascoTech, Inc. ("MascoTech"). In May 1993, the Company filed its first public offering and today is traded on the New York Stock Exchange under the trading symbol TWI.

     In July 1996, the Company acquired the 50% of the shares of the Sirmac Group not previously owned by the Company. The Sirmac Group is a major European manufacturer of specialty wheels and other products for the agricultural and earthmoving/construction markets. In December 1996, the Company acquired the wheel subsidiary of Delachaux SA, a French manufacturer of wheels and rims for the French and European off-highway wheel market. The Company has been renamed Titan France SA ("Titan France").

     In the second and third quarters of 1996, respectively, Titan sold the assets of its subsidiary Automation International, Inc. ("AII"), and of its Tractech division. These divestitures were made pursuant to Titan's strategy to shed non-core businesses and concentrate its resources on tire and wheel manufacturing for off-highway markets.

     Titan is currently constructing a new off-highway tire plant in Brownsville, Texas, which will be the first new agricultural tire plant constructed in the United States since the early 1960s. The plant, which will significantly increase the Company's production capacity, should be operational in late 1997 or early 1998.

BUSINESS STRATEGY

     Titan's business strategy is to increase its penetration of the after-market for tires and wheels, increase its penetration of European and possibly other global markets, focus on possible additional strategic acquisitions, continue to improve its operating efficiencies and continue its emphasis on new product development.

     Increase After-Market Tire and Wheel Business. Titan has concentrated on increasing its penetration of the tire and wheel after-markets. These after-markets offer higher profit margins, are larger and are somewhat less cyclical than OEM markets. The Company will continue to devote its resources to future growth in the tire and wheel after-markets.

     Expand European Markets. Titan currently manufactures wheels for sale to European OEMs in the agricultural and the earthmoving/construction off-highway markets. The Company has established a significant presence in Europe, including the following four markets: the United Kingdom, Italy, Germany and France. A primary motivation for the Company's entry into European markets is its desire to serve the worldwide needs of its major United States OEM customers, many of which have substantial business in Europe. Additionally, the Company believes that, due to the removal of trade barriers in the European Union and political changes in Eastern Europe, the average size of farms in Europe is likely to increase and, as a result, the average size of farm vehicles used in Europe will increase. Because larger farm vehicles utilize a greater number of larger wheels and tires similar to those produced in the United States, Titan believes that there will be opportunities to expand sales of its agricultural wheel and tire products to European OEMs in addition to Titan's existing North American OEM customers for export to Europe and for their European operations.

     Explore Additional Acquisitions. Titan believes that its expertise in the manufacture of steel wheels has permitted it to take advantage of opportunities to acquire businesses in the United States and Europe that complement this product line, including companies engaged in the tire market and ultimately companies with wheel and tire assembly capabilities. The broadening of Titan's business may permit it to make additional worldwide acquisitions in the future.

     Improve Operating Efficiencies. The Company continually strives to improve the operating efficiency of its acquired assets and manufacturing facilities. With each acquisition, Titan integrates each facility's strengths, often transferring equipment and business to the facility that is best equipped to handle the work. This provides capacity to increase utilization and spread operating costs over a greater volume of products. Titan is also continuing a comprehensive program to refurbish, modernize and computerize its equipment. Titan has also centralized and streamlined its inventory controls, instituting a "just-in-time" system of providing raw materials to its manufacturing units. These efforts have led to improved management of order backlog and have substantially improved the Company's ability to respond to customer orders on a timely basis. The Company is continually evaluating opportunities to improve its operating efficiency. The Company is ISO 9000 certified at two of its wheel manufacturing facilities and one tire facility, evidencing its conformance to internationally recognized standards of management and quality assurance.

     Improve Design Capacity and Increase New Product Development. Equipment manufacturers constantly face changing industry dynamics. Titan directs its business and marketing strategy to understanding all of its markets, addressing the needs of its customers, and demonstrating the advantages of its products. In particular, the Company often participates with its customers in the design of new and upgraded products. Titan, when appropriate, recommends modified products to its customers based on Titan's own market information and research and development. The Company's engineering and research and development staffs test new designs and technologies, developing new methods of manufacturing to improve product quality and performance. These value-added services enhance the Company's relationship with its customers. The Company has spent in excess of $2 million annually on research and development for the fiscal years ending December 31, 1994, 1995 and 1996, and has introduced more than 2,000 new products in those years. The Company believes that its performance orientation provides Titan with a competitive advantage in the global marketplace.

PRODUCTS AND MARKETS

     The Company conducts its business in a single segment, the manufacture and sale of a full line of wheels, tires and components for the agricultural, consumer, earthmoving/construction, engineered product and military markets. The following table sets forth, for the periods indicated, the approximate relative contribution to Titan's net sales of the markets indicated below.

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                         1994         1995         1996
                                                         ----         ----         ----
Agricultural.........................................     38%          44%          48%
Consumer.............................................     34           27           24
Earthmoving/Construction.............................     19           22           23
Engineered Products..................................      6            6            4
Military.............................................      3            1            1
                                                         ---          ---          ---
     Total...........................................    100%         100%         100%
                                                         ===          ===          ===

     Agricultural Market. Titan sells agricultural wheels, rims and tires to OEMs and to after-market distributors. These wheels, rims and tires are manufactured by Titan for installation on various agricultural and forestry equipment, such as tractors, combines, skidders, plows, planters and irrigation equipment. The wheels and rims range in diameter from 4" to 54" with the 54" diameter being the largest agricultural wheel manufactured in North America. Basic configurations are combined with other features (such as various centers and a wide range of material thickness) allowing the Company to offer the broadest line of different product models to meet customer specifications. The agricultural tires range in diameter from 8" to 46" and in width from 4.80" to 30.5". The Company offers the added value of a wheel and tire assembly to many of its customers. The after-market tires are currently marketed through a network of more than 1,500 independent distributors and twelve of Titan's own distribution centers. The Company is building a tire manufacturing plant in Brownsville, Texas, to meet the growing demand of the agricultural tire after-market.

     Consumer Market. Titan manufactures a variety of consumer products. The Company held a significant share of the boat/marine trailer market in the United States in 1996, supplying wheel and tire assemblies, brakes and actuators. Titan also supplied a substantial share of the wheel and tire assemblies for the utility and camping trailer markets in the United States in 1996. The Company anticipates future growth in these markets, with the focus on value-added wheel and tire assemblies. Additionally, the Company believes it will increase its market share through the introduction of new products in 1997.

     Other markets served by Titan within the consumer group include the trailer and lawn and garden markets. In addition, the Company currently produces specialty automotive wheels and light truck tires. In 1996, Titan introduced its new line of rolled rims to complement its existing wheel and tire products for the lawn and garden and ATV markets. Titan will produce a new line of smaller diameter rolled rims for the lawn and garden market at its wheel manufacturing facility in Greenwood, South Carolina.

     Earthmoving/Construction Market. Titan manufactures wheels and rims for various types of earthmoving, mining and construction equipment, including cranes, graders and levelers, scrapers, self-propelled shovel loaders, load transporters, haul trucks and back-hoe loaders. These wheels and rims range in diameter from 20" to 57" (with the 57"diameter being the largest earthmoving/construction wheel manufactured in North America), in width from 8" to 44", and in weight from 125 pounds to 6,300 pounds. The Company currently produces a limited range of tires for the earthmoving/construction market. The Company believes that it provides its customers with the broadest range of earthmoving/construction wheels and rims available in the world. The majority of the earthmoving/construction products produced by Titan are sold directly to OEMs. The earthmoving/construction tire market is an area of expansion in which the Company can offer the added value of a wheel and tire assembly.

     Engineered Products Market. Assets of AII and the Tractech division, which represented a majority of the Company's engineered products sales, were divested in 1996, in a continuing effort to focus on the Company's core business. The Company still maintains some operations in the engineered products area.

     Military Market. The Company manufactures various wheels and rims for the U.S. Government, principally for certain military vehicles (such as trucks, tanks and personnel carriers). This business is cyclical, depending largely on defense spending, which has been cut drastically in the last few years. The current political climate, encouraging downsizing of government spending, has caused a marked decrease in purchasing requirements for spare parts as well as a reduction of new programs. While the Company believes that this trend will affect Titan's wheel sales in the military market for 1997 and beyond, the military tire market provides modest growth opportunities in which the Company will continue to offer the added value of a wheel and tire assembly.

CUSTOMERS

     In 1996, Titan sold its products to over 8,000 customers compared to 900 customers in 1992. Titan's ten largest customers accounted for approximately 42% of net sales for the year ended December 31, 1996 compared to 42% for the year ended December 31, 1995. For the year ended December 31, 1996, Deere & Company accounted for 13% of the Company's net sales. Titan strives for long-term supply arrangements with its customers.

MARKETING & DISTRIBUTION

     Titan has an internal sales force and also utilizes several manufacturing representative firms for sales in North America and in Europe. In North America sales representatives are utilized within geographical regions. The European sales force includes employees in the United Kingdom, Italy, Germany and France. The Company believes European sales efforts are enhanced when sales representatives sell primarily within their native countries.

     Titan distributes wheels and tires directly to OEMs. In the after-market, Titan distributes wheel and tire assemblies through its own distribution centers and distributes tires primarily through a network of more than 1,500 independent distributors. Titan's distribution network consists of twelve facilities which are strategically located throughout the United States and Europe. The Company seeks to maintain a sufficient level of work-in-process inventory to insure its ability to respond to customer needs in a timely manner.

OPERATIONS

     Wheel Manufacturing Process. Most agricultural wheels are produced using a rim and a wheel center. A rim is produced by first cutting large steel sheets to required width and length specifications. These steel sheets are rolled and welded to form a circular rim, which is flared and formed in the rollform operation. The majority of wheel centers are manufactured using presses that both blank and form the center to specifications in multiple stage operations. The Company has the capability in each facility to paint the wheel using an electrostatic process prior to the final top coating.

     Earthmoving/construction steel wheels are manufactured principally from hot rolled steel sections. This process is used because the high load bearing capacity of these wheels requires rim thicknesses which are beyond the capability of cold-rolling. Rims are built up from a series of hoops which are welded together to form a rim base. The complete rim is made from either three or five separate parts which then lock together after the rubber tire has been fitted to the wheel and inflated.

     Smaller wheels (usually 12" or less in diameter), of which the majority are manufactured for consumer markets, are manufactured by a process in which half-wheels are press-formed, then two of these half-wheel stampings are welded together to form a complete wheel. The wheel assembly is then painted, generally on automated electrostatic painting equipment. Generally, for larger wheels (12" or more in diameter) manufactured for consumer markets, the Company manufactures rims and centers, welds the rims to the centers and paints the assembled product.

     Due to the wide variation of applications of the Company's products, engineering requirements often specify wheels having as many as five separate components. Titan manufactures each of the components specified and then assembles them into a finished product.

     Tire Manufacturing Process. Tires are produced by mixing rubber and other raw materials and chemicals to form a rubber compound. The compound is extruded into tread and sidewall stock, mixed with wire strands to make the bead and mixed with steel or fabric to produce the ply. The tread, sidewall, bead and plies are assembled into a green tire (uncured), which is put into a press which molds the tire under temperature and pressure into a finished cured tire.

     Quality Control. During the entire production process, inspections are performed continuously by production employees to ensure high product quality. The Company has extensive quality control testing capabilities, such as radial fatigue testing, metallurgical analysis, physical property analysis, salt spray testing and other related testing. Titan's manufacturing employees are trained in Statistical Process Control, the periodic testing of products.

     Engineering/Research & Development. Supported by computer-aided design
(CAD), computer-aided manufacturing (CAM) and finite element techniques, Titan's engineering and research and development staff continually investigates and tests new designs and technologies, and develops new methods of manufacturing to improve product quality and performance.

     Materials. The primary raw materials used by the Company are steel and rubber. Due to demand/capacity issues in the steel industry, steel procurement planning and execution are paramount. To ensure a consistent steel supply, Titan purchases from key steel mills on its basic steel and maintains relationships with steel processors for steel preparation. The Company is not dependent on any single steel producer for its supply of steel. As is customary in the industry, the Company does not have long-term contracts for the purchase of steel and, therefore, its purchases are subject to fluctuation in the price of steel. Rubber and raw materials for tire manufacture are the Company's second largest commodity expense. The Company buys rubber in the markets where there are numerous sources of supply. As the Company continues to grow, additional commodities/services are being contracted to secure better pricing on purchased items. Commodities or services that are significant include freight, paints/coatings, welding materials, fasteners, systems software and hardware, material handling equipment, tooling and manufacturing equipment. In addition to the development of key suppliers domestically, the Company's strategic procurement plan includes international sourcing to assure competitive price and quality in the global marketplace.

     Backlog/Firm Orders. As of February 28, 1997, Titan estimates that it had $209 million in firm orders compared to $149 million at February 28, 1996. Orders are considered firm if the customer would be obligated to accept products covered thereby if manufactured and delivered pursuant to the terms of such orders. Firm order backlog has increased due to recent acquisitions and growth in existing operations. The Company believes that the majority of its current backlog orders will be filled during the current fiscal year.

COMPETITION

     The Company's businesses compete with several domestic and international competitors, some of whom are larger and have greater financial resources than Titan. The Company competes primarily on the basis of price, quality, customer service, design capacity, delivery time and the added value of a wheel and tire assembly. The Company believes it is the primary source of steel wheels and rims to the majority of its North American customers. Titan's major competitors in the wheel markets include GKN Wheels, Ltd., and Topy Industry, Ltd. The Company believes, based on current industry revenue data, that it is the third largest agricultural tire manufacturer in North America. Titan's major competitors in the tire markets include Goodyear Tire & Rubber Co. and Bridgestone-Firestone.

EMPLOYEES

     At December 31, 1996, the Company employed approximately 4,100 people in the United States and Europe. Approximately 31% of the Company's employees in the United States are covered by three collective bargaining agreements which will expire before the year 2000. The majority of employees at Titan's foreign facilities are represented by collective bargaining agreements. The Company believes that all relations with its employees are good.

PATENTS AND TRADEMARKS

     The Company owns numerous United States and foreign patents and trademarks and continues to apply for patent protection for many of its new products. While it considers that its patents are significant to the operations of its business, Titan does not consider any one of them to be of such importance that its expiration could materially affect its business.

ENVIRONMENTAL COMPLIANCE

     The Company is subject to various federal, state, local and foreign environmental laws and regulations in the jurisdictions in which it operates. The Company does not currently anticipate any material adverse effect on its operations or financial condition as a result of its efforts to comply with, or its liabilities under, environmental laws. The Company does not currently anticipate any material capital expenditures for environmental control facilities. Some risk of environmental liability is inherent in the Company's business, including with respect to Company facilities which have been used for industrial purposes for a period of decades, and there can be no assurance that material environmental costs will not arise in the future. In particular, the Company might incur capital, remediation and other costs to comply with increasingly stringent environmental laws and enforcement policies. Although it is difficult to predict future environmental costs, the Company does not anticipate any material adverse effect on its operations, financial condition or competitive position as a result of future costs of environmental compliance.

ITEM 2. PROPERTIES

     The Company and its subsidiaries maintain 36 facilities located in the United States, United Kingdom, Italy, Germany and France for manufacturing and warehousing/distribution. The facilities in the aggregate contain over 7.3 million square feet, 5.5 million square feet of which are used for manufacturing, 1.7 million square feet for warehousing and distribution and the balance for administrative and sales offices. Nineteen of the facilities are leased and seventeen are owned. The Company believes that with the addition of its Brownsville facility, its properties will be adequate to support its operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     General. The Company is party to several routine legal proceedings arising out of the normal course of business. The Company believes that none of these actions, individually or in the aggregate, will have a material adverse affect on its financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of all executive officers of the Company as of December 31, 1996 are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Shareholders. There is a family relationship between the President and Secretary who are brother and sister. There is no arrangement or understanding between any officer and any other person pursuant to which an officer was selected.

     Maurice M. Taylor, Jr., 52, has been the President, CEO and Director of the Company since 1990, when Titan was acquired in a management led buyout by investors, including Mr. Taylor. Prior thereto, Mr. Taylor had a significant role in the development of the Company.

     Michael R. Samide, 52, joined the Company as Vice President and Chief Operating Officer in November 1993, following the Company's acquisition of Dyneer Corporation ("Dyneer") in 1993. Mr. Samide served as the President and CEO of Dico, Inc, ("Dico"), a division of Dyneer. Prior to his work with Dico, he was President and CEO of the New Hampshire Ball Bearing Corporation for a number of years.

     Kent W. Hackamack, 38, served as Corporate Controller of the Company from May 1994 to December 1996, and was appointed Treasurer in November 1994 and Vice President of Finance in December 1996. Prior to joining the Company, Mr. Hackamack served from 1990 to 1994 as the International Audit Manager for Pool Energy Services Co. of Houston, Texas, addressing foreign operations accounting and auditing issues.

     Cheri T. Holley, 49, joined the Company in March 1994 as General Counsel. In November 1994 she was named Secretary of the Company and in December 1996 she was appointed Vice President. Before joining the Company, she was in private practice specializing in corporate and environmental law for a number of years. Prior to entering private practice, Ms. Holley had fifteen years of management experience.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange ("NYSE"). The following table sets forth, for periods indicated, the high and low sales prices per share on a post-stock split basis of the common stock as reported on the NYSE, and information concerning per share dividends declared.

                                                                                                   DIVIDENDS
                           1995*                                HIGH              LOW              DECLARED
                           -----                                ----              ---              ---------
First Quarter...............................................    $16               $11  5/8          $0.010
Second Quarter..............................................    $18   3/4         $14  1/4          $0.010
Third Quarter...............................................    $21               $16  1/4          $0.015
Fourth Quarter..............................................    $18   1/8         $13               $0.015

                            1996
                            ----
First Quarter...............................................    $17   5/8         $14  3/4          $0.015
Second Quarter..............................................    $18   1/8         $15  3/8          $0.015
Third Quarter...............................................    $16   1/2         $13  3/8          $0.015
Fourth Quarter..............................................    $14   1/2         $12               $0.015

-------------------------
On February 28, 1997, there were approximately 771 holders of record of Titan common stock.

* Amounts in 1995 have been adjusted for the two 3-for-2 stock splits that occurred March 15 and August 31, 1995.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below, as of and for the years ended December 31, 1992, 1993, 1994, 1995 and 1996, are derived from the Company's financial statements, audited by Price Waterhouse LLP, independent accountants, and should be read in conjunction with the Company's audited financial statements and notes thereto included elsewhere herein.

                                                              YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------
                                                1992        1993      1994(1)     1995(1)     1996(1)
                                                ----        ----      -------     -------     -------
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales.................................    $113,170    $150,441    $407,000    $623,183    $634,553
Gross profit..............................      17,437      25,269      68,432     115,726      97,354
Income from operations....................       8,798      13,142      37,996      73,055      67,267
Income before income taxes, extraordinary
  loss and cumulative effect of change in
  accounting principle....................       6,468      10,114      30,107      63,280      56,981
Income before extraordinary loss and
  cumulative effect of change in
  accounting principle....................       4,072       6,361      18,480      37,983      35,378
  Per share...............................         .24         .46        1.14        1.91        1.57
Extraordinary loss related to early
  retirement of debt......................        (258)        -0-         -0-         -0-         -0-
Cumulative effect of change in accounting
  principle...............................        (275)        -0-         -0-         -0-         -0-
Net income................................       3,539       6,361      18,480      37,983      35,378
Net income per share (primary)............         .21         .46        1.14        1.91        1.57
Net income per share (fully diluted)......         .21         .46         .89        1.50        1.30
Current assets............................    $ 40,663    $141,682    $192,358    $264,900    $284,651
Total assets..............................      69,313     261,266     400,460     512,135     558,592
Long-term debt............................      35,785     123,646     178,341     142,305     113,096
Dividends declared per common share.......    $   0.00    $   0.02    $   0.03    $   0.05    $   0.06

-------------------------

(1) See Note 2 ("Acquisitions and Divestitures") of the Notes to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the Company's statement of operations expressed as a percentage of sales. This table and subsequent discussions should be read in conjunction with the Company's Consolidated Financial Statements and related Notes.

                                                               AS A PERCENTAGE OF SALES
                                                                     DECEMBER 31,
                                                              ---------------------------
                                                              1994       1995       1996
                                                              ----       ----       ----
Net sales...................................................  100.0%     100.0%     100.0%
Cost of sales...............................................   83.2       81.4       83.0
Realignment costs...........................................    0.0        0.0        1.6
                                                              -----      -----      -----
Gross profit................................................   16.8       18.6       15.4
Selling, general, administrative expenses...................    7.0        6.6        6.9
Research and development expenses...........................    0.5        0.3        0.4
Gain on sale of assets......................................    0.0        0.0       (2.5)
                                                              -----      -----      -----
Income from operations......................................    9.3       11.7       10.6
Interest expense............................................    2.1        1.9        1.7
Minority interest...........................................    0.0        0.2        0.3
Other.......................................................   (0.2)      (0.6)      (0.4)
                                                              -----      -----      -----
Income before income taxes..................................    7.4       10.2        9.0
Provision for income taxes..................................    2.9        4.1        3.4
                                                              -----      -----      -----
                                                                4.5%       6.1%       5.6%
                                                              =====      =====      =====

     In addition, the following table sets forth, for periods indicated, components of the Company's net sales classified by major markets (in thousands):

                                                                1994       1995       1996
                                                                ----       ----       ----
Agricultural................................................  $156,015   $275,976   $307,734
Consumer....................................................   140,073    170,717    152,775
Earthmoving/Construction....................................    75,555    133,523    145,765
Engineered Products.........................................    22,511     38,920     21,687
Military....................................................    12,846      4,047      6,592
                                                              --------   --------   --------
Total.......................................................  $407,000   $623,183   $634,553
                                                              ========   ========   ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1995

     Net sales for the year ended December 31, 1996, were $634.6 million, an increase of 2% compared to $623.2 million in sales for the year ended December 31, 1995. Sales in the agricultural market were $307.7 million for the year ended December 31, 1996, as compared to $276.0 million in 1995. The Company's construction market sales were $145.8 million for the year ended December 31, 1996, as compared to $133.5 million in 1995. The increase in sales to the agricultural and construction markets is primarily due to the impact of consolidating the Sirmac Group for a full year in 1996. Consumer market sales were $152.8 million for the year ended December 31, 1996, as compared to $170.7 million in 1995. The decrease in consumer market sales was primarily due to a $28.2 million reduction in sales of light truck tires, which resulted from the expiration of an agreement to produce such tires.

     The Company generates 22% of its net sales from foreign subsidiaries, therefore the Company is subject to fluctuations in those foreign currencies. Foreign currency fluctuations for the year ended December 31, 1996, did not have a significant effect on results of operations.

     Cost of sales was $526.9 million for the year ended December 31, 1996, as compared to $507.5 million in 1995. Gross profit for the year ended December 31, 1996, before realignment costs, was $107.7 million, or 17.0% of net sales, compared to $115.7 million, or 18.6% of net sales, for 1995. Gross profit was negatively impacted by the divestiture of the assets of non-core businesses in the second and third quarters of 1996, by pricing competition in the tire aftermarket, and certain other factors.

     During the third quarter of 1996, the Company recorded a pretax realignment charge of $10.3 million. These costs consisted of a write-off of start-up costs and inventory associated with the elimination of non-core products including automotive OEM wheels, certain rolled rims and axles. The realignment is part of the Company's overall strategy to concentrate its resources on tire and wheel manufacturing, and is consistent with the sale of assets mentioned below.

     In September 1996, Titan sold the assets of Tractech to a joint venture group and private investors. Tractech produced no-spin differentials. During the years ended December 31, 1995 and 1996, Tractech contributed net sales of $26.4 and $18.4 million, net income of $3.7 and $2.3 million, and fully diluted earnings per share of $0.15 and $.09, respectively. The Company has recorded a pretax gain of $15.3 million after related expenses as a result of the transaction in the third quarter of 1996. This follows the sale of assets of Automation International, Inc. in the second quarter of 1996, which did not have a significant impact on results of operations.

     Selling, general and administrative ("SG&A") expenses were $43.7 million and 6.9% of sales for the year ended December 31, 1996, as compared to $40.6 million and 6.5% of sales for 1995. The rise in SG&A expenses is primarily due to increased tire advertising and other administrative sales costs to improve customer service, coupled with overall efforts to improve systems resources and technology.

     Income from operations for the year ended December 31, 1996, before realignment costs and gains on sale of assets, was $61.3 million or 9.7% of net sales, compared to $73.1 million or 11.7% in 1995. Income from operations, as a percentage of 1996 sales, was negatively impacted by the divestiture of the assets of non-core businesses in the second and third quarters of 1996, by pricing competition in the tire aftermarket and certain other factors.

     Net interest expense for the year ended December 31, 1996, was $10.7 million or 1.7% of net sales compared to $12.0 million or 1.9% for the same period in 1995. The decreased interest expense was primarily due to a decrease of approximately $21 million in the average debt outstanding in 1996 as compared to 1995 coupled with lower average borrowing rates. These amounts were partially offset by a $1.3 million charge as a result of the redemption of the 4 3/4% subordinated convertible notes on December 30, 1996. The decrease in the average debt outstanding was largely due to the extinguishment of the Titan Tire term loan and reductions to the 4 3/4% subordinated convertible notes.

     Net income for the year ended December 31, 1996, was $35.4 million, compared to $38.0 million in 1995. Earnings per common share (on a fully diluted basis) were $1.30 for the year ended December 31, 1996, as compared to $1.50 in 1995. The average number of 1996 fully diluted common stock shares outstanding increased 7% for the period ended December 31, 1996, due to the June 1995 stock offering.

FISCAL YEAR ENDED DECEMBER 31, 1995 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1994

     Net sales for the year ended December 31, 1995, were $623.2 million, an increase of 53% compared to 1994 sales of $407.0 million. The increase was primarily due to the acquisition by the Company of Steel Wheels in February 1995, Titan Tire in July 1994, and to the consolidation of the Sirmac Group in the second half of 1995. Sales to the agricultural market, the Company's largest market segment, were $276.0 million compared to 1994 sales of $156.0 million. Agricultural sales accounted for 44% of the Company's total sales in 1995. Sales increased primarily due to the acquisition of Titan Tire and the Sirmac Group. Sales in the Company's second largest market, consumer, increased $30.6 million compared to 1994, and represented 27% of total sales. The increase was due primarily to the acquisitions noted above. Earthmoving/construction sales, the Company's third largest market in 1995, at 22% of total sales, increased $58.0 million over 1994, primarily due to the acquisition of Steel Wheels.

     Gross profit was $115.7 million or 18.6% of net sales in 1995, compared to $68.4 million or 16.8% of net sales in 1994. The gross profit margin was positively affected by strong margins from the Titan Tire acquisition as well as strength in the Company's traditional markets.

     SG&A expenses were $40.6 million, or 6.5% of net sales in 1995, compared to $28.3 million or 7.0% of sales in 1994. The dollar increase was principally due to the acquisitions noted above as well as increases in operations and administrative personnel to enhance systems and controls. R&D expenses were consistent from year to year at $2.1 million.

     Interest expense for 1995 was $12.0 million or 1.9% of net sales, which compares to $8.5 million or 2.1% of net sales in 1994. The increased interest expense was primarily due to an increase of approximately $57 million in the average debt outstanding in 1995 compared to 1994, coupled with slightly higher average borrowing rates. The acquisition of Steel Wheels and the consolidation of the Sirmac Group accounted for the majority of the increase in the average debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $13.2 million from the prior year, as increases in depreciation and amortization and other current liabilities, decreases in accounts receivable, and a charge for realignment costs more than offset increases in inventories, a decrease in net income, and gain on sale of assets, resulting in an increase in net cash provided by operations of $16.8 million.

     Depreciation and amortization expenses were $26.0 million and $2.0 million, respectively, compared to $21.9 million and $1.5 million, respectively in 1995. The increase in depreciation expense is primarily attributable to a full year of depreciation on capital expenditures and recent acquisitions. The decrease in accounts receivable was primarily due to the decrease in sales in the fourth quarter 1996, as compared to 1995. The increase of $26.8 million in inventories represents growth in work-in-process and finished goods to meet customer demands for inventory on a just-in-time basis and raw material purchases to cover anticipated demand in the first quarter 1997. The increase in other current liabilities is substantially due to an increase in income taxes payable.

     Net cash used for investing activities decreased from $37.3 million to $33.0 million in 1996; however, cash used for investing activities in 1996 was offset by $24.1 million in cash provided from the sale of assets of the Tractech and Automation International divisions. Capital expenditures totaled $36.7 million compared to $20.2 million in 1995. The Company has increasingly dedicated funds to modernize and improve production efficiencies and increase production capacities. Also included in 1996 capital expenditures was $8.0 million used to purchase the land and building of the Brea, California plant facility. The Company estimates that its capital expenditures for 1997 will be approximately $50 to $60 million. The expected increase over 1996 is principally due to the construction of the new tire facility in Brownsville, Texas.

     Proceeds from the sale of the assets of the Tractech division were partially used to fund the acquisition of Titan France in December 1996. Titan also acquired the remaining 50% of the Sirmac Group in July 1996. These acquisitions have allowed Titan to broaden its expertise in steel wheels and expand geographically within Europe.

     Net cash used for financing activities totaled $8.1 million in 1996 compared to $6.8 million provided by financing activities in 1995. In September 1996, the Company entered into a $175 million credit facility ("Facility"). The Company received $80.0 million in proceeds from the Facility during 1996. These funds were used to repay debt outstanding for the Steel Wheels and Sirmac subsidiaries and repay the previous Titan credit facility, with the remainder used for general corporate purposes, including capital expenditures and repurchases of common stock. The Titan Tire term loan was completely repaid and extinguished during 1996 from cash on hand. In May 1996, the Board of Directors of the Company authorized the repurchase of up to five million shares of the Company's common stock in the open market. The Company repurchased $9.5 million of common stock pursuant to such authorization during 1996, and repurchased an additional $13.4 million between January 1, 1997 and through February 12, 1997.

     In addition to the other debt repaid during 1996, the Company converted and redeemed its 4 3/4% convertible subordinated notes in December 1996. Prior to the December 30, 1996 redemption date, two-thirds of the note holders converted their notes into 4,530,240 shares of common stock of the Company. The remaining note holders redeemed their notes at a redemption price of 102.714% plus accrued interest, resulting in a total cash payment of $29.5 million.

     On February 24, 1997, the Company filed a Registration Statement on Form S-1 (as amended on March 5, 1997 and as effective on March 18, 1997) for the sale of $150 million principal amount of 8 3/4% senior subordinated notes, priced to the public at 99.5 percent, due 2007. The net proceeds from this sale are estimated to be $145 million (after offering expenses and underwriters' discount). The net proceeds will be used to repay outstanding long-term debt and, if the Offer to Purchase (as described below) is not consummated, for general corporate purposes, which may include acquisitions and capital expenditures.

     On February 25, 1997, the Company commenced an offer to purchase (the "Offer to Purchase") up to five million shares of its common stock for a maximum aggregate purchase price of $75 million. The repurchase is expected to be funded by the Company partially from cash on hand and partially from increased borrowings under the Facility.

     On March 14, 1997, the Company amended its existing $175 million credit facility to a $200 million revolving credit facility. Interest rate and foreign currency borrowing options and covenants under the new facility remain substantially unchanged from those under the old facility.

     At December 31, 1996, the Company had cash and cash equivalents of $27.4 million. Cash on hand, anticipated internal cash flows and utilization of available borrowing under the Company's credit facilities are expected to provide sufficient liquidity for working capital needs, capital expenditures and acquisitions for the foreseeable future.

NEW ACCOUNTING STANDARDS

     The following accounting standards have been adopted by the Company for 1996:

     SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," establishes standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and those to be disposed. SFAS 121 did not have a material impact on Titan's financial condition or results of operations.

     SFAS 123, "Accounting for Stock-based Compensation" which defines the fair value based method of accounting for stock option, purchase and awards plans. SFAS 123 allows companies to use the fair value method defined in the Statement or to continue use of the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25). The Company utilizes APB 25 for accounting for employee stock options and related instruments. The Company adopted the disclosure provisions of SFAS 123 and therefore, there was no impact on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements, including statements regarding, among other items (i) anticipated trends in the Company's businesses,
(ii) future expenditures for capital projects, (iii) the Company's ability to continue to control costs and maintain quality, (iv) the Company's business strategies, including its intention to introduce new products and (v) the Company's intention to consider and pursue acquisitions. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including, (i) changes in the Company's end-user markets as a result of economic or regulatory influences, or
(ii) changes in the competitive marketplace, including new products and pricing changes by the Company's competitors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to Item 14

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

     Reference is made to the section captioned "Election of Directors" in the Company's 1997 definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, incorporated herein by reference. Reference is also made to the information under the heading "Executive Officers of the Registrant" included under Item 4a, Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the section captioned "Executive Compensation" in the Company's 1997 definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the section captioned "Principal Shareholders" in the Company's 1997 definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a) 1.    Financial Statements.
                 Report of Price Waterhouse LLP..............................  F-1
                 Consolidated Balance Sheets at December 31, 1996 and 1995...  F-2
                 Consolidated Statements of Operations for the years ended
                 December 31, 1996, 1995 and 1994............................  F-3
                 Consolidated Statements of Changes in Stockholders' Equity
                 for the years ended December 31, 1996, 1995 and 1994........  F-4
                 Consolidated Statements of Cash Flows for the years ended
                 December 31, 1996, 1995 and 1994............................  F-5
                 Notes to Consolidated Financial Statements..................  F-6 through F-21
           2.    Financial Statement Schedule.
                 Schedule IX -- Valuation Reserves...........................  S-1
           3.    Exhibits....................................................  E-1 through E-3

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 1997                            TITAN WHEEL INTERNATIONAL, INC.

                                          By:   /s/ MAURICE M. TAYLOR, JR.

                                            ------------------------------------
                                                   Maurice M. Taylor, Jr.
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1997.

                 SIGNATURES                                            CAPACITY
                 ----------                                            --------

         /s/ MAURICE M. TAYLOR, JR.              President, Chief Executive Officer and Director
---------------------------------------------    (Principal Executive Officer)
           Maurice M. Taylor, Jr.

            /s/ KENT W. HACKAMACK                Vice President -- Finance and Treasurer
---------------------------------------------    (Principal Financial Officer and
              Kent W. Hackamack                  Principal Accounting Officer)

             /s/ ERWIN H. BILLIG                 Director
---------------------------------------------
               Erwin H. Billig

           /s/ EDWARD J. CAMPBELL                Director
---------------------------------------------
             Edward J. Campbell

         /s/ RICHARD M. CASHIN, JR.              Director
---------------------------------------------
           Richard M. Cashin, Jr.

             /s/ ALBERT J. FEBBO                 Director
---------------------------------------------
               Albert J. Febbo

            /s/ ANTHONY L. SOAVE                 Director
---------------------------------------------
              Anthony L. Soave

                        TITAN WHEEL INTERNATIONAL, INC.

                                 EXHIBIT INDEX
                                   FORM 10-K
                                      1996

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
 3(a)(1)       Restated Articles of Incorporation of Titan
 3(b)(8)       Amendment dated May 19, 1994 to Articles of Incorporation of
               Company
 3(c)(2)       Bylaws of the Company
4(a)(3)        Registration Rights Agreement dated November 12, 1993,
               between the Company and 399 Venture Partners, Inc.
4(b)(8)        Form of Indenture between the Company and The First National
               Bank of Chicago dated March 21, 1997
4(c)(4)        Multicurrency Credit Agreement dated September 19, 1996
               among the Company, Harris Bank and the banks names therein
4(c)(8)        The March 14, 1997 Amendment to Multicurrency Credit
               Agreement dated September 19, 1996 among the Company, Harris
               Bank and the banks names therein
10(a)(5)       Sublease dated June 20, 1988 between the Company and
               Kelsey-Hayes Company
10(b)(6)       Lease dated April 1, 1973 between Kelsey-Hayes Company and the Town of Walcott, Iowa
10(c)(5)       Indenture dated April 1, 1973 between Town of Walcott, Iowa and First Trust and Savings Bank, as Trustee
10(d)(7)       1994 Non-Employee Director Stock Option Plan
10(e)(1)       1993 Stock Incentive Plan
11*            Computation of Earnings per Common Share
21*            Subsidiaries of the Registrant
23.1*          Consent of Price Waterhouse LLP
27*            Financial Data Schedule

-------------------------
 * Filed herewith.

(1) Incorporated by reference to the same numbered exhibit contained in the Company's Registration Statement on Form S-1 (No. 33-60518).

(2) Incorporated by reference to the same numbered exhibit contained in the Company's Registration Statement on Form S-4 (No. 33-69228).

(3) Incorporated by reference to the same numbered exhibit contained in the Company's' Annual Report on Form 10-K for its year ended December 31, 1994.

(4) Incorporated by reference to exhibit 9(b)(i) filed with the Company's Issuer Tender Offer Statement on Schedule 13E-4 on February 24, 1997.

(5) Incorporated by reference to the exhibit filed with Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-60518)

(6) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (No. 33-60518)

(7) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (No. 33-60518)

(8) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (No. 333-22279)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Titan Wheel International, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 16 present fairly, in all material respects, the financial position of Titan Wheel International, Inc. and its subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

St. Louis, Missouri
February 17, 1997, except as to Note 17 which is as of March 18, 1997

                        TITAN WHEEL INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1995        1996
                                                                  ----        ----
                                                                    (ALL AMOUNTS
                                                                   IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
ASSETS
Current assets
  Cash and cash equivalents.................................    $ 14,211    $ 27,406
  Accounts receivable (net of allowance of $4,970 and
     $4,924, respectively)..................................     107,137      95,613
  Inventories...............................................     124,928     138,758
  Prepaid and other current assets..........................      18,624      22,874
                                                                --------    --------
     Total current assets...................................     264,900     284,651
Property, plant and equipment, net..........................     178,286     205,087
Other assets................................................      17,701      27,605
Goodwill....................................................      51,248      41,249
                                                                --------    --------
     Total assets...........................................    $512,135    $558,592
                                                                ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt.........................    $ 26,419    $    872
  Accounts payable..........................................      58,592      60,603
  Accrued wages and commissions.............................       9,585       9,878
  Income taxes payable......................................         -0-       6,992
  Other current liabilities.................................      19,046      25,291
                                                                --------    --------
     Total current liabilities..............................     113,642     103,636
Deferred income taxes.......................................      15,704      18,786
Other long-term liabilities.................................      24,612      21,893
Long-term debt..............................................     142,305     113,096
                                                                --------    --------
     Total liabilities......................................     296,263     257,411
                                                                --------    --------
Commitments and Contingencies
Stockholders' equity
  Common stock, no par, 60,000,000 shares authorized,
     22,477,086 and 26,526,992 outstanding, respectively....          23          27
  Additional paid-in capital................................     152,283     210,677
  Retained earnings.........................................      64,142      98,096
  Cumulative translation adjustment.........................           8       2,673
  Treasury stock at cost: 78,817 and 725,165 shares,
     respectively...........................................        (584)    (10,292)
                                                                --------    --------
     Total stockholders' equity.............................     215,872     301,181
                                                                --------    --------
Total liabilities and stockholders' equity..................    $512,135    $558,592
                                                                ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                        TITAN WHEEL INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1994       1995       1996
                                                                ----       ----       ----
                                                                (ALL AMOUNTS IN THOUSANDS,
                                                                    EXCEPT SHARE DATA)
Net sales...................................................  $407,000   $623,183   $634,553
Cost of sales...............................................   338,568    507,457    526,875
Realignment costs...........................................       -0-        -0-     10,324
                                                              --------   --------   --------
Gross profit................................................    68,432    115,726     97,354
Selling, general and administrative expenses................    28,343     40,615     43,674
Research and development expenses...........................     2,093      2,056      2,743
Gain on sale of assets......................................       -0-        -0-    (16,330)
                                                              --------   --------   --------
Income from operations......................................    37,996     73,055     67,267
Interest expense............................................     8,503     12,045     10,725
Minority interest...........................................       -0-      1,210      2,082
Other income................................................      (614)    (3,480)    (2,521)
                                                              --------   --------   --------
Income before income taxes..................................    30,107     63,280     56,981
Provision for income taxes..................................    11,627     25,297     21,603
                                                              --------   --------   --------
Net income..................................................  $ 18,480   $ 37,983   $ 35,378
                                                              ========   ========   ========
Earnings per common share:
  Primary...................................................  $   1.14   $   1.91   $   1.57
  Fully diluted.............................................       .89       1.50       1.30

          See accompanying Notes to Consolidated Financial Statements.

                        TITAN WHEEL INTERNATIONAL, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                               NUMBER OF                NUMBER OF
                               PREFERRED    PREFERRED     COMMON     COMMON
                                 SHARES       STOCK       SHARES     STOCK
                               ---------    ---------   ---------    ------
                               (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
BALANCE JANUARY 1, 1994......         -0-    $   -0-    15,817,664    $16
  Net income.................
  Dividends paid on common
    stock....................
  Exercise of Dyneer
    options..................                              441,392
  Issuance of stock under
    401(k) plan..............                               16,238
  Preferred stock issued.....   1,000,000      7,500
  Dividends on preferred
    stock....................
  Common stock warrants
    issued...................
  Foreign currency
    translation adjustment...
                               ----------    -------    ----------    ---
BALANCE DECEMBER 31, 1994....   1,000,000      7,500    16,275,294     16
  Net income.................
  Dividends paid on common
    stock....................
  Shares issued in public
    offering.................                            4,312,500      5
  Conversion of subordinated
    notes....................                            1,405,120      2
  Dyneer contingent
    consideration............                              426,688
  Exercise of Dyneer
    options..................                               48,391
  Issuance of stock under
    401(k) plan..............                               87,910
  Repurchase of preferred
    stock....................  (1,000,000)    (7,500)
  Dividends on preferred
    stock....................
  Repurchase of common stock
    warrants.................
  Foreign currency
    translation adjustment...
  Treasury stock
    transactions.............                              (78,817)
                               ----------    -------    ----------    ---
BALANCE DECEMBER 31, 1995....         -0-        -0-    22,477,086     23
  Net income.................
  Dividends paid on common
    stock....................
  Conversion of subordinated
    notes....................                            4,582,800      4
  Issuance of stock under
    401(k) plan..............                              100,294
  Foreign currency
    translation adjustment...
  Treasury stock
    transactions.............                             (646,348)
  Exercise of stock
    options..................                               13,160
                               ----------    -------    ----------    ---
BALANCE DECEMBER 31, 1996....         -0-    $   -0-    26,526,992    $27
                               ==========    =======    ==========    ===

                               ADDITIONAL    COMMON               CUMULATIVE
                                PAID-IN      STOCK     RETAINED   TRANSLATION   TREASURY
                                CAPITAL     WARRANTS   EARNINGS   ADJUSTMENT     STOCK
                               ----------   --------   --------   -----------   --------
                                     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE JANUARY 1, 1994......   $ 57,788    $    -0-   $ 9,202       $ (278)    $    -0-
  Net income.................                           18,480
  Dividends paid on common
    stock....................                             (432)
  Exercise of Dyneer
    options..................      4,602
  Issuance of stock under
    401(k) plan..............        197
  Preferred stock issued.....
  Dividends on preferred
    stock....................                              (30)
  Common stock warrants
    issued...................                 10,000
  Foreign currency
    translation adjustment...                                           691
                                --------    --------   -------       ------     --------
BALANCE DECEMBER 31, 1994....     62,587      10,000    27,220          413          -0-
  Net income.................                           37,983
  Dividends paid on common
    stock....................                           (1,031)
  Shares issued in public
    offering.................     64,560
  Conversion of subordinated
    notes....................     17,414
  Dyneer contingent
    consideration............      4,717
  Exercise of Dyneer
    options..................        600
  Issuance of stock under
    401(k) plan..............      1,353
  Repurchase of preferred
    stock....................
  Dividends on preferred
    stock....................                              (30)
  Repurchase of common stock
    warrants.................                (10,000)
  Foreign currency
    translation adjustment...                                          (405)
  Treasury stock
    transactions.............      1,052                                            (584)
                                --------    --------   -------       ------     --------
BALANCE DECEMBER 31, 1995....    152,283         -0-    64,142            8         (584)
  Net income.................                           35,378
  Dividends paid on common
    stock....................                           (1,424)
  Conversion of subordinated
    notes....................     56,263
  Issuance of stock under
    401(k) plan..............      1,543
  Foreign currency
    translation adjustment...                                         2,665
  Treasury stock
    transactions.............        443                                          (9,708)
  Exercise of stock
    options..................        145
                                --------    --------   -------       ------     --------
BALANCE DECEMBER 31, 1996....   $210,677    $    -0-   $98,096       $2,673     $(10,292)
                                ========    ========   =======       ======     ========

          See accompanying Notes to Consolidated Financial Statements.

                        TITAN WHEEL INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1994        1995        1996
                                                                  ----        ----        ----
                                                                   (ALL AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................    $ 18,480    $ 37,983    $ 35,378
Adjustments to reconcile net income to net cash provided by
  (used for) operating activities:
  Depreciation and amortization.............................      17,428      23,428      27,955
  Gain on sale of assets....................................         -0-         -0-     (16,330)
  Realignment costs.........................................         -0-         -0-      10,324
(Increase) decrease in current assets, excluding the effects of acquisitions:
  Accounts receivable.......................................     (24,845)         38      14,047
  Inventories...............................................     (25,493)      7,161     (26,804)
  Prepaid and other current assets..........................      (6,423)     (7,314)     (5,425)
Increase (decrease) in current liabilities, excluding the
  effects of acquisitions:
  Accounts payable..........................................       5,830      (4,624)        870
  Other current liabilities.................................       8,251     (16,124)     10,522
  Other, net................................................      (1,598)     (3,057)      3,712
                                                                --------    --------    --------
  NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES......      (8,370)     37,491      54,249
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................     (41,904)    (17,143)    (20,442)
  Capital expenditures, net.................................     (15,249)    (20,191)    (36,665)
  Sale of marketable securities.............................       3,469         -0-         -0-
  Proceeds from sale of assets..............................         -0-         -0-      24,129
                                                                --------    --------    --------
     NET CASH (USED FOR) INVESTING ACTIVITIES...............     (53,684)    (37,334)    (32,978)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repurchase of) preferred stock &
     warrants...............................................      17,500     (17,500)        -0-
  Proceeds from long-term borrowings........................      54,144      58,120      80,000
  Repayments on long-term debt..............................     (27,524)    (97,529)    (77,178)
  Proceeds from stock offerings.............................         -0-      64,860         -0-
  Repurchase of common stock................................         -0-         -0-      (9,456)
  Dividends paid............................................        (462)     (1,061)     (1,354)
  Other.....................................................        (207)        (77)        (88)
                                                                --------    --------    --------
     NET CASH PROVIDED BY (USED FOR) FINANCING
       ACTIVITIES:..........................................      43,451       6,813      (8,076)
Net increase (decrease) in cash and cash equivalents........     (18,603)      6,970      13,195
Cash and cash equivalents, beginning of year................      25,844       7,241      14,211
                                                                --------    --------    --------
Cash and cash equivalents, end of year......................    $  7,241    $ 14,211    $ 27,406
                                                                ========    ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                        TITAN WHEEL INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

     Titan Wheel International, Inc. ("Titan" or the "Company") is a leading global manufacturer of steel wheels and tires for off-highway equipment in the agricultural, consumer (including recreational trailers, all terrain vehicles and grounds care vehicles), earthmoving/construction and military markets. The Company generally manufactures both wheels and tires for these vehicles and has increasingly provided the value-added service of assembling the completed wheel-tire system.

USE OF ESTIMATES

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

BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. Titan records its investment in each unconsolidated affiliated company (20 to 50% ownership) at its related equity in the net assets of such affiliate as adjusted for equity earnings. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

     Sales revenue and cost of sales are recorded by the Company when products are shipped to customers.

INVENTORIES

     Inventories are valued at the lower of cost or market, cost determined using the last-in, first-out ("LIFO") method for 41% of inventories and the first-in, first-out ("FIFO") method for 59% of inventories. Inventory of foreign divisions is valued using the FIFO method.

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

FIXED ASSETS

     Property, plant and equipment have been recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives of the related assets:

                                                                YEARS
                                                                -----
Buildings and improvements..................................     25
Machinery and equipment.....................................     10
Tools, dies and molds.......................................      5

     Maintenance and repairs are expensed as incurred. When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are eliminated and any gain or loss on disposition is included in income.

                        TITAN WHEEL INTERNATIONAL, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
DEFERRED FINANCING COSTS

     Deferred financing costs are primarily costs incurred in connection with the Company's subordinated convertible notes issuance and credit facilities. The costs associated with the subordinated convertible notes issuance were being amortized over a period of seven years, the term of the notes. The notes were redeemed and converted in December 1996, as described in Note 6, with a corresponding write-off of unamortized deferred financing costs. The costs associated with the credit facilities are being amortized over their respective terms.

START UP COSTS

     The Company capitalizes pre-operating costs that are directly related to the construction of new plant and production facilities until the facility is operational. Such costs are amortized over five years.

GOODWILL

     Goodwill for domestic and foreign divisions are amortized over 40 and 25 years, respectively, on a straight-line basis.

IMPAIRMENT OF ASSETS

     The Company reviews long-lived assets, goodwill and other intangibles to assess recoverability from future operations using expected undiscounted future cash flows whenever events and circumstances indicate that the carrying values may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals, and notes payable at cost which approximates fair value. The convertible subordinated notes were the only significant financial instrument of the Company with a fair value different than the recorded value. At December 31, 1995, the fair value of the convertible subordinated notes, based on quoted market values, was approximately $112.6 million. The notes were converted and redeemed as of December 30, 1996. See Note 6 for further discussion.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company's activity with derivative financial instruments in 1995 and 1996 was minimal and the impact on operations was insignificant.

                        TITAN WHEEL INTERNATIONAL, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STATEMENT OF CASH FLOWS

     For purposes of the Consolidated Statement of Cash Flows, the Company considers financial investments with an original maturity of three months or less to be cash equivalents.

     Investing activities during the years ended December 31, 1994, 1995 and 1996, including certain non-cash transactions, related to the Company's acquisitions of Titan Tire Corporation ("Titan Tire"), Sirmac Officine Meccaniche SpA ("Sirmac") and Siria Officine Meccaniche SpA ("Siria" and, together with Sirmac, the "Sirmac Group"), Steel Wheels, Ltd. ("Steel Wheels") and Titan France SA ("Titan France"), involved the following (in thousands):

                                                      1994      1995      1996
                                                      ----      ----      ----
Fair value of assets acquired, other than cash and
  cash equivalents:
  Current assets...................................  $18,396   $65,457   $ 9,631
  Property, plant and equipment....................   52,350    36,739    22,970
  Other assets.....................................   37,764    11,853    (5,672)
Liabilities assumed................................  (46,863)  (91,589)   (8,569)
Notes issued.......................................  (19,743)      -0-       -0-
Minority interest acquired.........................      -0-       -0-     2,082
Common stock and options issued....................      -0-    (5,317)      -0-
                                                     -------   -------   -------
Cash paid..........................................  $41,904   $17,143   $20,442
                                                     =======   =======   =======

     The Company paid $8.4 million, $11.8 million and $10.4 million for interest and $8.4 million, $27.1 million and $19.8 million for income taxes in 1994, 1995 and 1996, respectively.

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

STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123) which defines the fair value based method of accounting for stock options, purchase and awards plans. SFAS 123 allows companies to use the fair value method defined in the Statement or to continue use of the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company utilizes APB 25 for accounting for employee stock options and related instruments. See
Note 10 for pro forma impact on net income and earnings per share for the years ended December 31, 1995 and 1996.

RECLASSIFICATION

     Certain amounts from prior years have been reclassified to conform with the current year's presentation.

                        TITAN WHEEL INTERNATIONAL, INC.

2. ACQUISITIONS AND DIVESTITURES OF THE COMPANY

ACQUISITIONS

     Each of the following acquisitions were accounted for under the purchase method of accounting and results of operations were included from the applicable dates of acquisition.

     In December 1996, the Company acquired the wheel subsidiary of the French manufacturing company, Delachaux SA for cash of $11.5 million. The company has been renamed Titan France SA ("Titan France"). In February 1995, the Company acquired Steel Wheels. In July 1994, the Company's subsidiary, Titan Tire, acquired certain assets of an agricultural tire business in Des Moines, Iowa. In November 1994, the Company acquired 50% of the common stock of the Sirmac Group. Effective July 1, 1995, upon exerting operational control over the Sirmac Group, the Company began consolidating the Sirmac Group in its financial statements. Effective July 1996, the Company acquired the remaining 50% of the Sirmac Group for total consideration of approximately $11.5 million.

PRO FORMA RESULTS (UNAUDITED)

     Assuming that the above acquisitions occurred on January 1, 1995, unaudited pro forma sales, net income and fully diluted earnings per share would have been $691 million, $39.5 million and $1.55, respectively, for the year ended December 31, 1995, and $656 million, $37.0 million and $1.35, respectively, for the year ended December 31, 1996. Such pro forma results are not necessarily indicative of future results of operations or the results of operations that would have been reported had the acquisitions been completed as of January 1, 1995.

DIVESTITURES

     In September 1996, the Company sold the assets of Tractech, a division of Dyneer Corporation ("Dyneer") which produced no-spin differentials, to a joint venture group and private investors. During the years ended December 31, 1995 and 1996, Tractech contributed net sales of $26.4 and $18.4 million, net income of $3.7 and $2.3 million, and fully diluted earnings per share of $.15 and $.09, respectively. The Company recorded a pre-tax gain of $15.3 million after related expenses as a result of the transaction in the third quarter of 1996. The divestiture of Tractech followed the sale of the assets of Automation International, Inc. ("AII") in the second quarter of 1996, which did not have a significant effect on results of operations. The Company's net sales, net income and earnings per share for the years ended December 31, 1995 and 1996, would not have been significantly different had the divestiture of AII occurred on January 1, 1995. These divestitures are part of the Company's overall strategy to eliminate non-core products and concentrate its resources on tire and wheel manufacturing.

3. INVENTORIES

     Inventories at December 31, 1995 and 1996, comprised the following (in thousands):

                                                             1995       1996
                                                             ----       ----
Raw material.............................................  $ 37,273   $ 40,974
Work-in-process..........................................    19,904     20,153
Finished goods...........................................    68,947     75,199
                                                           --------   --------
                                                            126,124    136,326
LIFO reserve.............................................    (1,196)     2,432
                                                           --------   --------
                                                           $124,928   $138,758
                                                           ========   ========

                        TITAN WHEEL INTERNATIONAL, INC.

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 1995 and 1996, comprised the following (in thousands):

                                                             1995       1996
                                                             ----       ----
Land and improvements....................................  $  4,974   $ 10,092
Buildings and improvements...............................    39,809     51,295
Machinery and equipment..................................   142,579    159,625
Tools, dies and molds....................................    36,489     44,930
Construction in process..................................     8,428     14,521
                                                           --------   --------
                                                            232,279    280,463
Less: Accumulated depreciation...........................   (53,993)   (75,376)
                                                           --------   --------
                                                           $178,286   $205,087
                                                           ========   ========

5. GOODWILL (IN THOUSANDS):

                                                             1995         1996
                                                             ----         ----
Goodwill..................................................  $53,554      $44,431
Less: Accumulated amortization............................   (2,306)      (3,182)
                                                            -------      -------
                                                            $51,248      $41,249
                                                            =======      =======

     Amortization of goodwill for the years 1994, 1995 and 1996, totaled $0.9 million, $1.3 million and $1.5 million, respectively. The decrease of $10.0 million in goodwill relates to a purchase price reallocation and the divestiture of certain assets.

6. LONG-TERM DEBT

     Long-term debt at December 31, 1995 and 1996, comprised the following (in thousands):

                                                               1995        1996
                                                               ----        ----
Bank borrowings:
  Revolving credit -- Titan..............................    $    -0-    $ 20,000
  Revolving credit -- Sirmac.............................      28,677         -0-
  Term loan -- Titan.....................................         -0-      60,000
  Term loan -- Titan Tire................................      12,322         -0-
  Term loan -- Steel Wheels..............................       7,299         -0-
Industrial revenue bond -- Greenwood.....................       9,500       9,500
Note payable to PATC.....................................      19,743      19,743
Subordinated convertible notes...........................      85,936         -0-
Other....................................................       5,247       4,725
                                                             --------    --------
                                                              168,724     113,968
Less: Amounts due within one year........................      26,419         872
                                                             --------    --------
                                                             $142,305    $113,096
                                                             ========    ========

     On September 20, 1996, the Company entered into a new $175 million credit facility ("Facility") with a group of banks. The Facility provides for an unsecured $60 million term loan due September 2001, and a $115 million revolving line of credit, which is also available for documentary trade and/or standby letters of credit. The $60 million term loan was used, in part, to repay certain other credit facilities and term loans. Borrowings

                        TITAN WHEEL INTERNATIONAL, INC.

6. LONG-TERM DEBT (CONTINUED)
under the Facility may be made in U.S. dollars, Italian lira or British pounds. Debt outstanding under this Facility totalled $20 million for the revolving line of credit and $60 million for the term loan at December 31, 1996. Approximately $21.3 million of the $60 million term loan was denominated in lira or pounds at December 31, 1996. The Facility allows Titan to borrow funds under three interest options. The Company paid rates ranging from 6% to 8 3/4% on the Facility in 1996. The Facility contains restrictions related to dividends, investments, guarantees, certain financial ratios, and other less restrictive covenants. Subsequent to year end, the Company amended the Facility, as further discussed in Note 17.

     Included in bank borrowings at December 31, 1995, is $22.5 million of short-term and $6.2 million of long-term debt of the Sirmac Group. The borrowings were financed primarily through lines of credit, for which Sirmac Group accounts receivable were pledged to the banks as collateral. These borrowings were completely repaid during 1996. While outstanding, the average rate of interest on such lines was 9 1/2% 1996.

     In September 1994, Titan Tire entered into a $35 million credit facility. This facility was repaid and extinguished during 1996. While outstanding, the average rate of interest was 8% in 1996.

     In May 1995, the Company established a $14.4 million credit facility in conjunction with the acquisition of Steel Wheels. This facility has been repaid and extinguished during 1996. During 1996, interest rates for the term loan ranged from 5% to 8%.

     In March 1995, the Company issued $9.5 million of industrial revenue bonds ("IRB") to finance the construction of its facility in Greenwood, South Carolina. The bonds carry tax exempt variable interest rates which ranged from 3% to 5%, in 1996. The bonds are secured by a letter of credit established by the Company and are due in February 2010.

     In August 1994, Titan Tire issued a subordinated note for $19.7 million with a fixed interest rate of 7% to Pirelli Armstrong Tire Corporation ("PATC"). The note matures on February 11, 2000.

     In December 1996, the Company issued a Notice of Redemption for its 4 3/4% subordinated convertible notes ("Notes") with a scheduled maturity in December 2000. Prior to the December 30, 1996, redemption date, two-thirds of the outstanding Note holders elected to convert their Notes into 4,530,240 shares of common stock of the Company at a conversion price of $12.50 per common share. The remaining Note holders redeemed their Notes at a redemption price of 102.714% plus accrued interest. Such redemption resulted in a total cash payment of $29.5 million. The Company recorded a pre-tax charge of $1.3 million as interest expense in conjunction with the redemption for the call premium and a write-off of applicable unamortized deferred financing charges.

     Other debt primarily consists of loans from local and state entities, industrial revenue bonds and various other long-term notes.

     Aggregate maturities of long-term debt are as follows (in thousands):

1997........................................................    $    872
1998........................................................       1,088
1999........................................................         628
2000........................................................         245
2001 and thereafter.........................................     111,135
                                                                --------
                                                                $113,968
                                                                ========

                        TITAN WHEEL INTERNATIONAL, INC.

7. SALES TO MAJOR MARKETS AND CUSTOMERS

     The Company conducts its business in a single segment, the manufacture and sale of a full line of wheels, tires and components for the agricultural, consumer, earthmoving/construction, engineered product and military markets. Sales to major markets in 1994, 1995 and 1996 comprised the following (in thousands):

                                                      1994        1995        1996
                                                      ----        ----        ----
Agricultural....................................    $156,015    $275,976    $307,734
Consumer........................................     140,073     170,717     152,775
Earthmoving/Construction........................      75,555     133,523     145,765
Engineered Products.............................      22,511      38,920      21,687
Military........................................      12,846       4,047       6,592
                                                    --------    --------    --------
                                                    $407,000    $623,183    $634,553
                                                    ========    ========    ========

     Export sales from the United States represent less than ten percent of total sales. Sales to Deere & Company represented 15%, 12% and 13% of total sales in 1994, 1995 and 1996, respectively.

     The two divisions primarily responsible for Engineered Product sales were divested in 1996. See Note 2, "Divestitures" for further discussion.

     Although the Company is directly affected by the economic well-being of the above markets and significant customers, management does not believe significant credit risk exists at December 31, 1996. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry.

                        TITAN WHEEL INTERNATIONAL, INC.

8. INCOME TAXES

                                                      1994      1995      1996
                                                      ----      ----      ----
Income before income taxes consists of the following
(in thousands):
Domestic...........................................  $28,203   $54,074   $36,900
Foreign............................................    1,904     9,206    20,081
                                                     -------   -------   -------
                                                     $30,107   $63,280   $56,981
                                                     =======   =======   =======
The provision for income taxes was as follows
(in thousands):
Current
  Federal..........................................  $ 9,789   $14,397   $13,281
  State............................................    2,187     3,406     2,708
  Foreign..........................................      265     1,613     5,619
                                                     -------   -------   -------
                                                      12,241    19,416    21,608
                                                     -------   -------   -------
Deferred
  Federal..........................................     (367)    4,840        (4)
  State............................................     (247)    1,041        (1)
                                                     -------   -------   -------
                                                        (614)    5,881        (5)
                                                     -------   -------   -------
Provision for income taxes.........................  $11,627   $25,297   $21,603
                                                     =======   =======   =======

     The provision for income taxes differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income as a result of the following:


Statutory U.S. federal tax rate....................     35.0%      35.0%        35.0%
State taxes (net)..................................      4.2        4.6          3.0
Foreign taxes (net)................................      0.0       (2.5)        (2.5)
Other (net)........................................     (0.6)       2.9          2.5
                                                        ----       ----         ----
Effective tax rate.................................     38.6%      40.0%        38.0%
                                                        ====       ====         ====

     Federal income taxes are provided on earnings of foreign subsidiaries except to the extent that such earnings are expected to be indefinitely reinvested abroad.

     Deferred tax assets (liabilities) at December 31, 1995 and 1996, respectively, are comprised of the following (in thousands):

                                                               1995        1996
                                                               ----        ----
Returnable pallets.......................................    $    673    $    541
Employee benefits and related costs......................       3,558       4,211
EPA reserve..............................................       2,329       2,727
Allowance for bad debts..................................       1,183       1,284
Other....................................................       3,374       2,820
                                                             --------    --------
Gross deferred tax assets................................    $ 11,117    $ 11,583
                                                             ========    ========
Fixed assets.............................................    $(20,739)   $(21,610)
Inventory................................................      (1,227)       (749)
Other....................................................        (369)     (1,636)
                                                             --------    --------
Gross deferred tax liabilities...........................     (22,335)    (23,995)
                                                             --------    --------
Net deferred tax liabilities.............................    $(11,218)   $(12,412)
                                                             ========    ========

     The tax benefits from any future recognition of deductible temporary differences relative to recent acquisitions, present at the date of such acquisition, will adjust the related purchase accounting and be applied to reduce noncurrent assets.

                        TITAN WHEEL INTERNATIONAL, INC.

9. EMPLOYEE BENEFIT PLANS

PENSION PLANS

     The Company has a contributory defined benefits pension plan covering certain hourly employees of its French & Hecht division ("F&H"). The plan was frozen in July 1993. The Company also sponsors a contributory defined benefits plan covering all eligible bargaining employees of the Des Moines, Iowa, location of Dico, Inc. ("Dico"), a wholly-owned subsidiary of Dyneer. The Dico plan was frozen in July 1995. The Company's policy is to fund pension costs as accrued, which is consistent with the funding requirements of federal laws and regulations.

     The components of net periodic pension cost for the years ending December 31, 1994, 1995 and 1996 and the reconciliation of the funded status of the Dico, Inc. and F&H plans, in aggregate, at December 31, 1995 and 1996, are as follows (in thousands):

                                                                   1994          1995      1996
                                                                   ----          ----      ----
Components of net periodic pension cost:
  Service cost..............................................      $  126        $   199    $ -0-
  Interest cost.............................................         501            572      464
  Actual return on assets...................................        (327)        (1,182)    (388)
  Net amortization..........................................        (744)           792      (17)
                                                                  ------        -------    -----
Net periodic pension cost (income)..........................      $ (444)       $   381    $  59
                                                                  ======        =======    =====
Major assumptions:
  Discount rate............................................. 7 1/4-8 1/2%         7 1/4%       8%
  Rate of return on plan assets.............................       8 1/2%         8 1/2%   8 1/2%

                                                                 1995       1996
                                                                 ----       ----
Reconciliation of funded status:
  Actuarial present value of benefit obligations
     Vested benefit obligation..............................    $ 6,148    $ 6,018
     Non-vested benefit obligation..........................         29          4
                                                                -------    -------
Accumulated benefit obligation..............................    $ 6,177    $ 6,022
                                                                =======    =======
Projected benefit obligation................................    $ 6,484    $ 6,279
Actual plan assets at fair value............................      5,177      5,155
                                                                -------    -------
Plan assets greater (less) than projected benefit
  obligation................................................     (1,307)    (1,124)
Unrecognized net loss.......................................        761        709
Unrecognized transition liability...........................        (52)       (45)
Minimum liability adjustment................................       (403)      (527)
                                                                -------    -------
Accrued pension cost recognized in the balance sheet........    $(1,001)   $  (987)
                                                                =======    =======

     The Company also has an obligation to provide supplemental benefits to five former officers/shareholders of Dyneer. The present value of the unfunded benefit obligation accrued at December 31, 1995 and 1996, of $2.4 million and $2.3 million, respectively, is actuarially determined and is discounted at an annual interest rate of 7 1/4% and 8% respectively. Expenses were $0.2 million for each of the years ended December 31, 1994, 1995 and 1996, respectively.

     Titan Tire has a frozen defined benefit plan which accepted a transfer of pension assets from PATC in August 1996. An actuary has stated that the pension assets of $55.3 million equal the pension obligations and therefore no pension expense or accrued pension costs were recorded at December 31, 1996.

                        TITAN WHEEL INTERNATIONAL, INC.

9. EMPLOYEE BENEFIT PLANS (CONTINUED)
401(K)

     The Company sponsors two 401(k) retirement savings plans (the "401(k) Plan"). One plan for the benefit of all employees who are not covered by a collective bargaining arrangement, and a second plan for the employees covered by a collective bargaining arrangement. Plan participants may contribute up to 17% of their annual compensation, up to a maximum of $9,500 in 1996. Employees are fully vested with respect to their contributions. During the first six months of 1994, Titan provided a 25% matching cash contribution on the employee's contribution. Beginning on July 1, 1994, Titan amended its 401(k) Plan to provide a 50% match in the form of the Company's common stock on the first 6% of the employee's contribution. Titan issued 16,238, 87,910 and 100,294 shares of common stock in connection with the 401(k) Plan during 1994, 1995 and 1996, respectively. Expenses related to the 401(k) Plan were $0.9 million, $1.5 million and $1.5 million for 1994, 1995 and 1996, respectively.

10. STOCK OPTION PLAN

     During 1993, the Company adopted the 1993 Stock Incentive Plan (the "Plan"). A total of 1,125,000 shares of common stock are reserved under the Plan. Under the Plan, stock options (both incentive and non-qualified), restricted stock awards and performance awards may be granted to key employees or consultants at the market price at date of grant. Options under the plan vest and become exercisable at a rate of 40% on December 31 of the year following the date of grant, and an additional 20% each year thereafter. In 1994, the Company adopted a Non-Employee Director Stock Option Plan ("Director Plan") to provide for grants of stock options as a means of attracting and retaining highly qualified independent directors for the Company. No more than 225,000 shares of Titan's common stock may be issued under the Director's Plan. Such options vest and become exercisable immediately. All options expire 10 years from date of grant.

     The following is a summary of activity in the stock option plans for 1994, 1995 and 1996:

                                                        SHARES         WEIGHTED
                                                        SUBJECT        AVERAGE
                                                       TO OPTION    EXERCISE PRICE
                                                       ---------    --------------
Outstanding, December 31, 1993.....................         -0-

  Granted..........................................     205,670         $11.19
  Exercised........................................         -0-            -0-
  Cancelled........................................     (25,800)         11.11
                                                        -------         ------
Outstanding, December 31, 1994.....................     179,870         $11.20

  Granted..........................................     196,820         $11.11
  Exercised........................................         -0-            -0-
  Cancelled........................................     (15,410)         11.11
                                                        -------         ------
Outstanding, December 31, 1995.....................     361,280         $11.15

  Granted..........................................     159,590         $16.00
  Exercised........................................     (13,160)         11.11
  Cancelled........................................     (26,590)         12.91
                                                        -------         ------
Outstanding, December 31, 1996.....................     481,120         $12.67
                                                        =======         ======

     The exercise price for options outstanding at December 31, 1996 ranged from $11.11 to $16.00 per share. The average remaining contractual life of these options approximates eight years.

                        TITAN WHEEL INTERNATIONAL, INC.

10. STOCK OPTION PLAN (CONTINUED)
     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-based Compensation." Accordingly, no compensation cost has been recognized for options granted under the stock option plans. Had compensation cost been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's pro forma net income and earnings per share would have been as presented below (in thousands, except per share data):

                                                              1995      1996
                                                              ----      ----
Net income -- as reported..................................  $37,983   $35,378
Net income -- pro forma....................................   37,716    34,952
Net income per share -- as reported........................  $  1.50   $  1.30
Net income per share -- pro forma..........................     1.48      1.28

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996:

                                                              1995      1996
                                                              ----      ----
Expected stock price volatility.......................            45%       42%
Risk-free interest rate...............................  6.4% and 7.8%      5.8%
Expected life of options..............................        6 years   6 years
Expected dividend yield...............................           .35%      .35%

     The weighted-average grant-date fair value of options granted during 1995 and 1996 was $6.32 and $8.03 per share, respectively.

     The pro forma effect on net income for 1995 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation related to grants made prior to 1995.

                        TITAN WHEEL INTERNATIONAL, INC.

11. GEOGRAPHIC SEGMENT INFORMATION

     The Company's foreign operations are conducted primarily in the United Kingdom, Italy, Germany, Ireland and France. A summary of Titan's operations by geographical area for the three years ended December 31, 1996, follows (in thousands):

                                                      UNITED
                                                      STATES     FOREIGN     ELIMINATIONS    CONSOLIDATED
                                                      ------     -------     ------------    ------------
1994
Revenues
  Customers......................................    $386,142    $ 20,858     $     -0-        $407,000
  Intercompany...................................      77,834       2,661       (80,495)            -0-
                                                     --------    --------     ---------        --------
     Total revenues..............................    $463,976    $ 23,519     $ (80,495)       $407,000
                                                     ========    ========     =========        ========
Income from operations...........................    $ 36,170    $  2,278     $    (452)       $ 37,996
                                                     ========    ========     =========        ========
Identifiable assets..............................    $390,289    $ 10,171     $     -0-        $400,460
                                                     ========    ========     =========        ========
1995
Revenues
  Customers......................................    $524,233    $ 98,950     $     -0-        $623,183
  Intercompany...................................      85,619       3,559       (89,178)            -0-
                                                     --------    --------     ---------        --------
     Total revenues..............................    $609,852    $102,509     $ (89,178)       $623,183
                                                     ========    ========     =========        ========
Income from operations...........................    $ 62,978    $ 10,087     $     (10)       $ 73,055
                                                     ========    ========     =========        ========
Identifiable assets..............................    $395,593    $117,682     $  (1,140)       $512,135
                                                     ========    ========     =========        ========
1996
Revenues
  Customers......................................    $497,685    $136,868     $     -0-        $634,553
  Intercompany...................................     153,821       3,246      (157,067)            -0-
                                                     --------    --------     ---------        --------
     Total revenues..............................    $651,506    $140,114     $(157,067)       $634,553
                                                     ========    ========     =========        ========
Income from operations...........................    $ 49,247    $ 18,031     $     (11)       $ 67,267
                                                     ========    ========     =========        ========
Identifiable assets..............................    $402,640    $155,952     $     -0-        $558,592
                                                     ========    ========     =========        ========

                        TITAN WHEEL INTERNATIONAL, INC.

12. EARNINGS PER SHARE

     Earnings per share for 1994, 1995 and 1996, are as follows:

                                                           1994    1995    1996
                                                           ----    ----    ----
Primary earnings per share...............................  $1.14   $1.91   $1.57
                                                           =====   =====   =====
Fully diluted earnings per share.........................  $ .89   $1.50   $1.30
                                                           =====   =====   =====

     Earnings per share are based upon weighted average common shares outstanding. As discussed in Note 13, during 1995 the Board of Directors declared two 3-for-2 stock splits, which were paid March 15 and August 31, 1995. All share and per share data for the periods presented in the consolidated financial statements and notes thereto have been adjusted to reflect the splits.

     Weighted average common shares used in the computation of earnings per share for the respective years are as follows:

                                                1994         1995         1996
                                                ----         ----         ----
Primary....................................  16,255,942   19,933,034   22,515,133
Fully diluted..............................  24,646,099   27,459,606   29,322,425

     Primary and fully diluted earnings per share of common stock for 1994, 1995 and 1996 assumes the exercise of common stock options for each year as they are common stock equivalents with a dilutive effect.

     Fully diluted earnings per share of common stock for 1994, 1995 and 1996, assumes the conversion of the Company's convertible subordinated notes due December 1, 2000, and the elimination of the related after-tax interest expense and amortization of deferred financing fees. Although the convertible subordinated notes were fully redeemed or converted prior to December 31, 1996, as discussed in Notes 6 and 13, their effect on weighted average common shares for the periods during which the notes were outstanding is included in the computation of fully diluted earnings per share. Additionally, fully diluted earnings per share of common stock for 1994 and 1995 assumed the conversion of the Company's Class A noncumulative convertible preferred stock, which was repurchased in June 1995. Conversion of the common stock warrants issued in the Titan Tire acquisition was not assumed in 1994 or 1995, as the effect was anti-dilutive.

                        TITAN WHEEL INTERNATIONAL, INC.

13. STOCKHOLDERS' EQUITY

     The following discusses significant equity transactions which occurred during 1995 and 1996.

     As discussed in Note 6, the conversion of the Company's Notes, in December 1996, resulted in an increase of approximately $55.6 million to additional paid-in capital. Prior to this conversion, approximately $17.6 million and $0.6 million of the Notes had been converted into 1.4 million and 52,560 common shares in 1995 and 1996, respectively.

     In May 1996, the Company's Board of Directors authorized the Company to repurchase up to five million shares of its common stock. Through December 31, 1996, the Company had repurchased 676,000 shares of common stock under this program, at a cost of $9.5 million. As discussed in Note 17, on February 25, 1997, the Company commenced an offer to purchase an additional five million shares.

     During 1995, the Company repurchased 150,000 shares of Titan common stock from the Chief Executive Officer of the Company. During 1995 and 1996, 71,183 and 29,652 respectively, of these shares were issued as compensation to a former employee, resulting in an increase of approximately $1.1 million and $0.4 million, respectively, in additional paid-in capital, including a tax benefit of $0.3 million and $0.1 million, respectively. The remaining treasury shares were withheld for payment of payroll taxes which represents the cost basis of the 49,165 treasury shares remaining at December 31, 1996.

     In June 1995, the Company issued 4,312,500 shares of common stock at a price of $15.83 per share. Excluding fees, Titan received $64.9 million, before related offering costs of $0.3 million. With $17.5 million of the proceeds from the June 1995 stock offering, Titan repurchased convertible preferred stock and common stock warrants issued to PATC in the Titan Tire acquisition.

     During 1995, the Company issued 426,688 shares of Titan common stock and options to purchase 82,791 shares in conjunction with the settlement of an earnout agreement with former Dyneer shareholders. The issuance of stock and exercise of related options increased additional paid-in capital by $5.3 million and resulted in a purchase price accounting adjustment in 1995. Former Dyneer shareholders exercised options to purchase a total of 48,391 and 0 shares of the Company's common stock for 1995 and 1996, respectively.

     In January, 1995, the Board of Directors declared a 3-for-2 stock split, payable as a stock dividend on March 15, 1995, to shareholders of record at the close of business on February 15, 1995. In July, 1995, the Board of Directors declared a 3-for-2 stock split payable as a stock dividend on August 31, 1995, to shareholders of record at the close of business on July 31, 1995. All share and per share data for the periods presented in the consolidated financial statements and notes thereto have been adjusted to reflect the splits.

     In conjunction with the related stock splits noted above, the Board of Directors authorized an increase in the annual cash dividend from $.03 to $.06 per share. The Company paid cash dividends of $.03, $.05, and $.06 per share of common stock during 1994, 1995 and 1996, respectively.

                        TITAN WHEEL INTERNATIONAL, INC.

14. LEASE COMMITMENTS

     The Company leases buildings, machinery, and equipment under operating leases. Certain lease agreements provide for renewal options and require payment of property taxes, maintenance and insurance. Total rental expense approximated $1.5 million, $1.5 million and $1.6 million for the years ended December 31, 1994, 1995 and 1996, respectively.

     At December 31, 1996, future minimum rental commitments under noncancelable operating leases with initial or remaining terms in excess of one year are as follows: $2.3 million in 1997; $1.9 million in 1998; $1.4 million in 1999; $0.8 million in 2000; and $0.6 million in 2001.

15. LITIGATION

     The Company is party to several routine legal proceedings arising out of the normal course of business. The Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

16. REALIGNMENT

     During the third quarter of 1996, the Company recorded a pre-tax realignment charge of $10.3 million. These costs consisted primarily of a write-off of start-up costs and inventory associated with the elimination of noncore products including automotive OEM wheels, certain rolled rims and axles. The realignment charge is a result of the Company's decision to concentrate its resources on tire and wheel manufacturing.

17. SUBSEQUENT EVENTS

     Between January 1, 1997 and February 12, 1997, the Company repurchased an additional 1.1 million shares of its common stock at a cost of $13.4 million, pursuant to the five million share repurchase program authorized by the Board of Directors in May 1996, as discussed in Note 13.

     On February 24, 1997 the Company filed a Registration Statement on Form S-1 (as amended on March 5, 1997 and as effective on March 18, 1997) for the sale of $150 million principal amount of 8 3/4% senior subordinated notes, priced to the public at 99.5 percent, due 2007. The net proceeds from this sale are estimated to be $145 million (after offering expenses and underwriters' discount). The net proceeds will be used to repay outstanding long-term debt and, if the Offer to Purchase (as described below) is not consummated, for general corporate purposes, which may include acquisitions and capital expenditures.

     On February 25, 1997, the Company commenced an offer to purchase (the "Offer to Purchase") up to five million shares of its common stock (19% of common shares outstanding at December 31, 1996) at a price not greater than $15.00 nor less than $12.50 per share, for a maximum aggregate purchase price of $75 million. The Offer to Purchase will expire on March 24, 1997, unless extended. Because holders of common shares are not required to tender their shares, no determination can be made of the number of shares, if any, that will be tendered. The repurchase is expected to be funded by the Company partially from cash on hand and partially from increased borrowings under the Facility.

     On March 14, 1997, the Company amended its existing $175 million credit facility to a $200 million revolving credit facility. Interest rate and foreign currency borrowing options and covenants under the new facility remain substantially unchanged from those under the old facility.

                        TITAN WHEEL INTERNATIONAL, INC.

18. SUPPLEMENTARY DATA -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                             YEAR ENDED
                                      MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31    DECEMBER 31
                                      --------    -------    ------------    -----------    -----------
                                                (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
QUARTER ENDED:
1995
  Net sales.........................  $157,732    $157,640     $149,528        $158,283       $623,183
  Gross profit......................    28,763      28,157       27,753          31,053        115,726
  Net income........................     9,298      10,033        8,906           9,746         37,983
  Per share amounts:
     Primary........................  $    .56    $    .55     $    .40        $    .43       $   1.91
     Fully diluted..................       .40         .42          .33             .35           1.50
1996
  Net sales.........................  $177,257    $167,030     $145,682        $144,584       $634,553
  Gross profit......................    33,123      30,409     13,457(1)         20,365         97,354
  Net income........................    11,006      10,476      9,215(2)          4,681         35,378
  Per share amounts:
     Primary........................  $    .49    $    .46     $    .41        $    .21       $   1.57
     Fully diluted..................       .40         .38          .34             .18           1.30

-------------------------
(1) Includes realignment costs of $10.3 million (see note 16).

(2) Includes realignment costs of $10.3 million (see note 16) and gain on sales of assets (see note 2).

     NOTE: The annual earnings per share amounts do not necessarily agree to the sum of the quarters as a result of changes in the market prices of the Company's common stock and the application of the treasury stock method.

                        TITAN WHEEL INTERNATIONAL, INC.

                       SCHEDULE IX -- VALUATION RESERVES

                                                             ADDITIONS
                                             BALANCE AT      CHARGED TO                          BALANCE
                                             BEGINNING       COSTS AND                            AT END
              DESCRIPTION                     OF YEAR         EXPENSES       DEDUCTIONS          OF YEAR
              -----------                    ----------      ----------      ----------          -------
Year ended December 31, 1994
  Reserve deducted in the balance sheet
  from the assets to which it applies
Allowance for doubtful accounts........      $1,147,000      $1,449,000      $(383,000)(1)      $2,213,000
                                             ==========      ==========      =========          ==========
Reserve for plant closure..............      $  395,000      $      -0-      $(395,000)(2)      $      -0-
                                             ==========      ==========      =========          ==========
Year ended December 31, 1995
  Reserve deducted in the balance sheet
  from the assets to which it applies
Allowance for doubtful accounts........      $2,213,000      $3,154,000      $(397,000)(3)      $4,970,000
                                             ==========      ==========      =========          ==========
Year ended December 31, 1996
  Reserve deducted in the balance sheet
  from the assets to which it applies
Allowance for doubtful accounts........      $4,970,000      $  648,000      $(694,000)(4)      $4,924,000
                                             ==========      ==========      =========          ==========

-------------------------
(1) Net of recoveries of $84,000
(2) Represents utilization of the reserve established in 1991
(3) Net of recoveries of $28,000
(4) Net of recoveries of $82,000 and includes reductions of $50,000 relating to the sale of the Tractech division and Automation International, Inc. subsidiary.