Form 10-Q
period 1997-03-31
TITAN WHEEL INTERNATIONAL INC
filed 1997-05-09
CIK 899751

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                   FOR QUARTERLY PERIOD ENDED: MARCH 31, 1997

                        Commission File Number: 1-12936

                        TITAN WHEEL INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its Charter)

                                    ILLINOIS
                            (State of Incorporation)
                                   36-3228472
                      (I.R.S. Employer Identification No.)

                      2701 SPRUCE STREET, QUINCY, IL 62301
          (Address of principal executive offices, including Zip Code)

                                 (217) 228-6011
                               (Telephone Number)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                            SHARES OUTSTANDING
                  CLASS                     AT APRIL 30, 1997
                  -----                     ------------------
Common stock, no par value per share            21,591,632

================================================================================

                        TITAN WHEEL INTERNATIONAL, INC.

                               TABLE OF CONTENTS

                                                                                              PAGE NO.
                                                                                              --------
Part I.      Financial Information

  Item 1.    Financial Statements (Unaudited)

             Consolidated Condensed Balance Sheets -- March 31, 1997 and  December 31, 1996..     1

             Consolidated Condensed Statements of Operations for the  Three Months Ended
             March 31, 1997 and 1996.........................................................     2

             Consolidated Condensed Statements of Cash Flows for the  Three Months Ended
             March 31, 1997 and 1996.........................................................     3

             Notes to Consolidated Condensed Financial Statements............................    4-5

  Item 2.    Management's Discussion and Analysis of Financial Condition  and Results of
             Operations......................................................................    6-7

Part II.     Other Information and Signature.................................................    8-9

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        TITAN WHEEL INTERNATIONAL, INC.

               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                1997          1996
                                                              ---------   ------------
                                                               (AMOUNTS IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
ASSETS
Current assets
  Cash and cash equivalents.................................  $ 20,237      $ 27,406
  Accounts receivable (net of allowance of $4,712 and
     $4,924, respectively)..................................   120,760        95,613
  Inventories...............................................   137,739       138,758
  Prepaid and other current assets..........................    26,661        22,874
                                                              --------      --------
     Total current assets...................................   305,397       284,651
  Property, plant and equipment, net........................   206,396       205,087
  Other assets..............................................    32,106        27,605
  Goodwill..................................................    40,580        41,249
                                                              --------      --------
     Total assets...........................................  $584,479      $558,592
                                                              ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt.........................  $    435      $    872
  Accounts payable..........................................    65,349        60,603
  Accrued wages & commissions...............................     9,697         9,878
  Income taxes payable......................................    12,905         6,992
  Other current liabilities.................................    24,903        25,291
                                                              --------      --------
     Total current liabilities..............................   113,289       103,636
Deferred income taxes.......................................    18,063        18,786
Other long-term liabilities.................................    21,786        21,893
Long-term debt..............................................   193,014       113,096
                                                              --------      --------
     Total liabilities......................................   346,152       257,411
                                                              --------      --------
Stockholders' equity
  Common stock, no par, 60,000,000 shares authorized,
     21,713,863 and 26,526,992 outstanding, respectively....        27            27
  Additional paid-in capital................................   211,071       210,677
  Retained earnings.........................................   107,021        98,096
  Cumulative translation adjustment.........................       415         2,673
  Treasury stock at cost: 5,569,484 and 725,165 shares,
     respectively...........................................   (80,207)      (10,292)
                                                              --------      --------
     Total stockholders' equity.............................   238,327       301,181
                                                              --------      --------
Total liabilities and stockholders' equity..................  $584,479      $558,592
                                                              ========      ========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        TITAN WHEEL INTERNATIONAL, INC.

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                ------------------------------
                                                                  1997                 1996
                                                                  ----                 ----
                                                                (AMOUNTS IN THOUSANDS, EXCEPT
                                                                   EARNINGS PER SHARE DATA)
Net sales...................................................     $180,208             $177,257
Cost of sales...............................................      150,970              144,134
                                                                 --------             --------
  Gross profit..............................................       29,238               33,123
Selling, general and administrative expenses................       11,711               11,657
Research and development expenses...........................          667                  769
                                                                 --------             --------
  Income from operations....................................       16,860               20,697
Interest expense............................................        2,460                2,706
Minority interest...........................................            0                  734
Other income................................................         (521)                (494)
                                                                 --------             --------
  Income before income taxes................................       14,921               17,751
Provision for income taxes..................................        5,670                6,745
                                                                 --------             --------
Net income..................................................     $  9,251             $ 11,006
                                                                 ========             ========
Earnings per share:
  Primary...................................................         $.36                 $.49
  Fully diluted.............................................          .36                  .40
Average shares outstanding:
  Primary...................................................       25,584               22,674
  Fully diluted(1)..........................................       25,613               29,543

-------------------------
(1) The computations of fully diluted earnings per share for the three months ending March 31, 1996, assumes the conversion of the Company's 4 3/4% convertible notes, issued November, 1993, and extinguished December 30, 1996.

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        TITAN WHEEL INTERNATIONAL, INC.

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 1997         1996
                                                                 ----         ----
                                                              (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $  9,251     $ 11,006
  Depreciation and amortization.............................       7,575        7,088
  (Increase) in receivables.................................     (25,147)     (20,711)
  (Increase)/decrease in inventories........................       1,019       (9,274)
  (Increase)/decrease in other current assets...............      (3,787)       2,888
  Increase in accounts payable..............................       4,746        7,232
  Increase in other accrued liabilities.....................       5,426        7,165
  Other, net................................................      (1,915)         129
                                                                --------     --------
     Net cash provided by/(used for) operating activities...      (2,832)       5,523
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net.................................      (9,051)      (6,058)
  Acquisitions, net of cash acquired........................           0         (941)
                                                                --------     --------
     Net cash (used for) investing activities...............      (9,051)      (6,999)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings, net of discount.......     149,250        3,000
  Payment of debt...........................................     (70,519)      (6,351)
  Repurchase of common stock................................     (69,916)           0
  Payment of financing fees.................................      (4,088)           0
  Dividends paid............................................        (408)        (338)
  Other, net................................................         395          115
                                                                --------     --------
     Net cash provided by/(used for) financing activities...       4,714       (3,574)
Net decrease in cash and cash equivalents...................      (7,169)      (5,050)
Cash and cash equivalents at beginning of period............      27,406       14,211
                                                                --------     --------
Cash and cash equivalents at end of period..................    $ 20,237     $  9,161
                                                                ========     ========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        TITAN WHEEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A. ACCOUNTING POLICIES

     In the opinion of Titan Wheel International, Inc. ("Titan" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996, and cash flows for the three months ended March 31, 1997 and 1996.

     Accounting policies have continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's 1996 Annual Report on Form 10-K. For additional information regarding the Company's financial condition, refer to the footnotes accompanying the financial statements as of and for the year ended December 31, 1996 filed in conjunction with the Company's 1996 Annual Report on Form 10-K. Details in those notes have not changed significantly except as a result of normal interim transactions and certain matters discussed below.

B. INVENTORIES

     Inventories by component are as follows (in thousands):

                                                            MARCH 31,    DECEMBER 31,
                                                              1997           1996
                                                            ---------    ------------
Raw materials...........................................    $ 42,830       $ 40,974
Work in progress........................................      19,703         20,153
Finished goods..........................................      72,688         75,199
                                                            --------       --------
                                                             135,221        136,326
LIFO reserve............................................       2,518          2,432
                                                            --------       --------
                                                            $137,739       $138,758
                                                            ========       ========

C. FIXED ASSETS

     Property, plant and equipment, net reflects accumulated depreciation of $81.5 million and $75.4 million at March 31, 1997, and December 31, 1996, respectively.

D. LONG-TERM DEBT (IN THOUSANDS):

     Long-term debt comprised the following:

                                                            MARCH 31,    DECEMBER 31,
                                                              1997           1996
                                                            ---------    ------------
Senior subordinated notes...............................    $150,000       $    -0-
Credit facility.........................................      10,000         80,000
Note payable to PATC....................................      19,743         19,743
Industrial revenue bond -- Greenwood....................       9,500          9,500
Other...................................................       4,206          4,725
                                                            --------       --------
                                                             193,449        113,968
Less: Amounts due within one year.......................         435            872
                                                            --------       --------
                                                            $193,014       $113,096
                                                            ========       ========

                        TITAN WHEEL INTERNATIONAL, INC.

     Aggregate maturities of long-term debt at March 31, 1997 are as follows (in thousands):

April 1 -- December 31, 1997................................    $    276
1998........................................................       1,147
1999........................................................         628
2000........................................................      19,988
2001 and thereafter.........................................     171,410
                                                                --------
                                                                $193,449
                                                                ========

     On February 24, 1997, the Company filed a Registration Statement on Form S-1 (as amended on March 5, 1997 and as effective on March 18, 1997) for the sale of $150 million principal amount of 8 3/4% senior subordinated notes, priced to the public at 99.5 percent, due 2007. The Company received proceeds of $145.7 million net of a discount and underwriters' fees of $4.3 million. The net proceeds from the notes were used to repay outstanding long-term debt and for the Offer to Purchase (see Note E).

     On March 14, 1997, the Company increased its availability under its credit facility from $175 million to $200 million. Interest rate and foreign currency borrowing options and covenants under the new facility remain substantially unchanged from those under the old facility.

E. STOCK REPURCHASE PROGRAM

     The Company's Board of Directors has authorized the Company to repurchase up to ten million shares of its common stock. On February 25, 1997, the Company commenced an offer to purchase (the "Offer to Purchase") up to five million shares of its common stock at a price of not greater than $15.00 nor less than $12.50 per share. The Company repurchased 3.8 million shares of its common stock at a price of $15 per share under the Offer to Purchase. As of March 31, 1997, the Company has repurchased an additional 1.8 million shares of common stock in the open market (1.1 million shares during the first quarter of 1997 and 0.7 million shares in 1996). The Company is authorized to repurchase an additional
4.4 million common shares.

F. NEW ACCOUNTING STANDARD

     Statement of Financial Accounting Standard No. 128 (SFAS 128), "Earnings Per Share," issued in February 1997 and effective for the Company for the year ending December 31, 1997, requires presentation in the income statement of basic and diluted earnings per share, calculated as defined by SFAS 128, rather than primary and fully diluted earnings per share as defined by APB 15, "Earnings Per Share." Earnings per share calculated in accordance with SFAS 128 is not expected to differ materially from earnings per share as calculated by the Company under APB 15.

ITEM 2.

                        TITAN WHEEL INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the quarter ended March 31, 1997, were $180.2 million, an increase of 2% compared to $177.3 million in sales for the first quarter of 1996. Net sales were positively impacted by a strong agricultural market and the acquisition of Titan France in December 1996. These amounts were partially offset by the divestiture of Titan's non-core businesses during 1996. Sales in the agricultural market were $91.7 million for the first quarter of 1997, as compared to $86.2 million in 1996. The Company's consumer market sales were $45.0 million for the first quarter, as compared to $42.4 million in the same quarter of 1996. Construction market sales were $40.9 million for the first quarter, as compared to $40.4 million in 1996.

     Cost of sales was $151.0 million for the first quarter, as compared to $144.1 million in 1996. Gross profit for the first quarter was $29.2 million, or 16.2% of net sales, compared to $33.1 million or 18.7% of net sales for the first quarter of 1996. Gross profit was negatively impacted by European currency fluctuations, the 1996 divestiture of Titan's non-core businesses and inefficiencies due to customer orders without the required lead times. With the strong agricultural product demand, the Company's customers have been placing orders with minimal or no lead times, resulting in increased employee overtime, additional spot market material purchases, and facility inefficiencies. To address these issues, the Company has notified its customers that Titan will charge an additional premium on customer orders without the required lead times. Gross profit, as a percentage of sales, was negatively impacted by the 1996 divestiture of Titan's non-core businesses and by customers in the agricultural product market placing orders with minimal or no lead times.

     Selling, general and administrative ("SG&A") and research and development ("R&D") expenses were $12.4 million for the first quarters of 1997 and 1996. Income from operations for the quarter was $16.9 million or 9.4% of net sales, compared to $20.7 million or 11.7% in 1996. Income from operations, as a percentage of sales, was negatively impacted by customers in the agricultural product market placing orders with minimal or no lead times and the 1996 divestiture of Titan's non-core businesses.

     Interest expense was $2.5 million for the first quarter, as compared to $2.7 million in 1996. Interest expense decreased due to the Company's lower average debt during the quarter, partially offset by higher average interest rates.

     Net income for the first quarter was $9.3 million in 1997, compared to $11.0 million in 1996. With the extinguishment of the Company's 4 3/4% subordinated convertible notes in December 1996, there is no longer a significant difference between primary and fully diluted earnings per share. Primary earnings per share were $.36 for the first quarter of 1997, as compared to $.49 in the prior year. Fully diluted earnings per share for the first quarter were $.36, compared to $.40 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 1997, negative cash flows from operating activities of $2.8 million resulted primarily from an increase in receivables. Partially offsetting these operating cash outflows were positive cash flows from net income before depreciation and amortization and increases in accounts payable and other accrued liabilities.

     The Company has invested $9.1 million in capital expenditures in 1997, which represent various equipment purchases and building improvements to enhance production capabilities.

     In March 1997, the Company received $145.7 million in net proceeds from the sale of $150 million principal amount of 8 3/4% senior subordinated notes due 2007. The net proceeds from the notes were used to repay long-term debt and for the repurchase of shares of the Company pursuant to the Offer to Purchase as

                        TITAN WHEEL INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

discussed below. In March 1997, the Company increased its availability under its credit facility from $175 million to $200 million.

     The Company repurchased 3.8 million shares of its common stock in March 1997, at a price of $15 per share under an Offer to Purchase up to five million shares of common stock which was disseminated to all Company stockholders. An additional 1.1 million shares were repurchased in the open market during the first quarter of 1997. In the first quarter of 1997, 4.9 million common shares were repurchased at a cost of $69.9 million.

     At March 31, 1997, the Company had cash and cash equivalents of $20.2 million. Cash on hand, anticipated internal cash flows and utilization of available borrowing under the Company's credit facilities are expected to provide sufficient liquidity for working capital needs, capital expenditures and acquisitions for the foreseeable future.

NEW ACCOUNTING STANDARD

     Statement of Financial Accounting Standard No. 128 (SFAS 128), "Earnings Per Share," issued in February 1997 and effective for the Company for the year ending December 31, 1997, requires presentation in the income statement of basic and diluted earnings per share, calculated as defined by SFAS 128, rather than primary and fully diluted earnings per share as defined by APB 15, "Earnings Per Share." Earnings per share calculated in accordance with SFAS 128 is not expected to differ materially from earnings per share as calculated by the Company under APB 15.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Readers should note that in addition to the historical information contained herein, this Form 10-Q contains forward-looking statements which are inherently subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, as well as in the Company's 1996 Annual Report on Form 10-K.

                        TITAN WHEEL INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION

ITEMS 1 THROUGH 6 ARE NOT APPLICABLE.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TITAN WHEEL INTERNATIONAL, INC.
                                                       (Registrant)

                      SIGNATURE                                                 DATE
                      ---------                                                 ----

              By: /s/ KENT W. HACKAMACK                                     May 9, 1997
-----------------------------------------------------
                  Kent W. Hackamack
              Vice President of Finance
                    and Treasurer
          (Principal Financial Officer and
            Principal Accounting Officer)

                                EXHIBIT INDEX


 Exhibit
   No.                             Description
---------                          -----------
   27                      Financial Data Schedule