Form 10-Q
period 1997-06-30
TITAN WHEEL INTERNATIONAL INC
filed 1997-08-08
CIK 899751

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  FOR QUARTERLY PERIOD ENDED:   JUNE 30, 1997

                       Commission File Number:   1-12936


                           TITAN INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its Charter)


     ILLINOIS                                     36-3228472
(State of Incorporation)                   (I.R.S. Employer
                                             Identification No.)

                    2701 SPRUCE STREET, QUINCY, IL 62301
        (Address of  principal executive offices, including Zip Code)

                               (217) 228-6011
                             (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  YES    X     NO
                                        --------    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                    SHARES OUTSTANDING AT
                CLASS                                   JULY 31, 1997
                -----                               ---------------------


COMMON STOCK, NO PAR VALUE PER SHARE                     21,615,476
================================================================================

                           TITAN INTERNATIONAL, INC.

                               TABLE OF CONTENTS



                                                                        PAGE NO.

Part  I.   Financial Information

           Item 1.  Financial Statements (Unaudited)

                    Consolidated Condensed Balance Sheets -
                    June 30, 1997 and December 31, 1996                       1


                    Consolidated Condensed Statements of Operations
                    for the Three and Six Months Ended
                    June 30, 1997 and 1996                                    2

                    Consolidated Condensed Statements of
                    Cash Flows for the Six Months Ended
                    June 30, 1997 and 1996                                    3

                    Notes to Consolidated Condensed Financial Statements    4-6


           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           7-9


Part II.   Other Information and Signature                                10-11

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           TITAN INTERNATIONAL, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                   (Amounts in thousands, except share data)


                                                                              JUNE 30,            DECEMBER 31,
                                                                                1997                 1996
                                                                            ------------         ------------
 ASSETS
 Current assets
     Cash and cash equivalents                                                 $  16,854           $  27,406
     Accounts receivable (net of allowance of
        $4,857 and $4,924, respectively)                                         120,362              95,613
     Inventories                                                                 134,758             138,758
     Prepaid and other current assets                                             27,717              22,874
                                                                               ---------           ---------
          Total current assets                                                   299,691             284,651

 Property, plant and equipment, net                                              210,910             205,087
 Other assets                                                                     40,852              27,605
 Goodwill                                                                         40,415              41,249
                                                                               ---------           ---------
          Total assets                                                         $ 591,868           $ 558,592
                                                                               =========           =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
     Current portion of long-term debt                                         $     565           $     872
     Accounts payable                                                             60,200              60,603
     Accrued wages and commissions                                                11,647               9,878
     Income taxes payable                                                          8,808               6,992
     Other current liabilities                                                    32,067              25,291
                                                                               ---------           ---------
          Total current liabilities                                              113,287             103,636

 Deferred income taxes                                                            18,063              18,786
 Other long-term liabilities                                                      20,888              21,893
 Long-term debt                                                                  196,799             113,096
                                                                               ---------           ---------
          Total liabilities                                                      349,037             257,411
                                                                               ---------           ---------
 Stockholders' equity
     Common stock, no par, 60,000,000 shares authorized,
       21,574,732 and 26,526,992 outstanding, respectively                            27                  27
     Additional paid-in capital                                                  211,503             210,677
     Retained earnings                                                           114,883              98,096
     Cumulative translation adjustment                                              (562)              2,673
     Treasury stock at cost: 5,738,784 and 725,165 shares,
       respectively                                                              (83,020)            (10,292)
                                                                               ---------           ---------
          Total stockholders' equity                                             242,831             301,181
                                                                               ---------           ---------

 Total liabilities and stockholders' equity                                    $ 591,868           $ 558,592
                                                                               =========           =========


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                           TITAN  INTERNATIONAL, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             (Amounts in thousands, except earnings per share data)


                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                             JUNE 30,                              JUNE 30,
                                                       1997            1996                 1997            1996
                                                       ----            ----                 ----            ----

Net sales                                            $ 187,360      $ 167,030             $ 367,568      $ 344,287

Cost of sales                                          157,175        136,621               308,145        280,755
                                                     ---------      ---------             ---------      ---------

     Gross profit                                       30,185         30,409                59,423         63,532

Selling, general & administrative expenses              11,451         10,519                23,162         22,176

Research and development expenses                        1,685            716                 2,352          1,485
                                                     ---------      ---------             ---------      ---------

     Income from operations                             17,049         19,174                33,909         39,871

Interest expense                                         4,286          2,545                 6,746          5,251

Minority interest                                          -0-          1,348                   -0-          2,082

Other income                                             (438)         (1,617)                 (959)        (2,111)
                                                     ---------      ---------             ---------      ---------

     Income before income taxes                        13,201          16,898                28,122         34,649

Provision for income taxes                              5,016           6,422                10,686         13,167
                                                     ---------      ---------             ---------      ---------

Net income                                           $  8,185       $  10,476             $  17,436      $  21,482
                                                     ========       =========             =========      =========

Earnings per share:
-------------------
  Primary                                                $.38           $.46                  $.74            $.95
  Fully diluted                                           .38            .38                   .74             .78

Average shares outstanding:
---------------------------
   Primary                                             21,752         22,717                23,657          22,696
   Fully diluted (1)                                   21,808         29,584                23,700          29,564



(1) The computations of fully diluted earnings per share for the three and six months ending June 30, 1996, assumes the conversion of the Company's 4 3/4% convertible notes, issued November, 1993, and extinguished December 30, 1996.





               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                           TITAN INTERNATIONAL, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                 1997                1996
                                                                               --------            --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                               $ 17,436           $  21,482
      Depreciation and amortization                                              15,515              14,353
      Gain on sale of assets                                                         -0-               (998)
      Increase in receivables                                                   (24,749)             (3,104)
      (Increase)/decrease in inventories                                          4,000             (14,695)
      (Increase)/decrease in other current assets                                (5,105)              3,483
      Decrease in accounts payable                                                 (403)               (557)
      Increase in other accrued liabilities                                       9,860               6,699
      Other, net                                                                 (8,704)                 67
                                                                               --------            --------

          Net cash provided by operating activities                               7,850              26,730

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures, net                                                 (18,088)            (14,096)
      Proceeds from sale of assets                                                   -0-              2,077
      Acquisitions, net of cash acquired                                         (6,313)               (941)
                                                                               --------            --------

          Net cash used for investing activities                                (24,401)            (12,960)

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term borrowings, net of discount                       149,250               3,000
      Payment of debt                                                           (66,604)            (10,099)
      Repurchase of common stock                                                (72,490)                  0
      Payment of financing fees                                                  (4,250)                  0
      Dividends paid                                                               (734)               (675)
      Other, net                                                                    827                 137
                                                                               --------            --------

          Net cash provided by/(used for) financing activities                    5,999              (7,637)

 Net increase/(decrease) in cash and cash equivalents                           (10,552)              6,133

 Cash and cash equivalents at beginning of period                                27,406              14,211
                                                                               --------            --------

 Cash and cash equivalents at end of period                                    $ 16,854            $ 20,344
                                                                               ========            ========





               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                          TITAN INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


A.       ACCOUNTING POLICIES

         In the opinion of Titan International, Inc. ("Titan" or the "Company") formerly known as Titan Wheel International, Inc., the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996.

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


B.       INVENTORIES

         Inventories by component are as follows (in thousands):

                                                               June 30,           December 31,
                                                                 1997                 1996
                                                              ----------          ------------
         Raw materials                                        $   39,215           $  40,974
         Work in progress                                         20,442              20,153
         Finished goods                                           72,550              75,199
                                                               ---------           ---------
                                                                 132,207             136,326

         LIFO reserve                                              2,551               2,432
                                                               ---------           ---------
                                                               $ 134,758           $ 138,758
                                                               =========           =========

                          TITAN INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)

C.       FIXED ASSETS

         Property, plant and equipment, net reflects accumulated depreciation of $88.6 million and $75.4 million at June 30, 1997, and December 31, 1996, respectively.


D.       LONG-TERM DEBT (IN THOUSANDS):

         Long-term debt comprised the following:

                                                                           June 30,         December 31,
                                                                             1997              1996
                                                                         ------------      ------------
         Senior subordinated notes                                          $ 150,000         $      -0-
         Credit facility                                                       14,000            80,000
         Note payable to PATC                                                  19,743            19,743
         Industrial revenue bond - Greenwood                                    9,500             9,500
         Other                                                                  4,121             4,725
                                                                            ---------         ---------
                                                                              197,364           113,968

         Less:  Amounts due within one year                                       565               872
                                                                            ---------         ---------

                                                                            $ 196,799         $ 113,096
                                                                            =========         =========


         Aggregate maturities of long-term debt at June 30, 1997 are as follows (in thousands):

         July 1 - December 31, 1997                                         $     227
         1998                                                                   1,099
         1999                                                                     628
         2000                                                                  19,989
         2001 and thereafter                                                  175,421
                                                                            ---------
                                                                            $ 197,364
                                                                            =========

                          TITAN INTERNATIONAL, INC.

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


E.       STOCK REPURCHASE PROGRAM

         The Company's Board of Directors has authorized the Company to repurchase up to ten million shares of its common stock. On February 25, 1997, the Company commenced an offer to purchase (the "Offer to Purchase") up to five million shares of its common stock at a price of not greater than $15.00 nor less than $12.50 per share. The Company repurchased 3.8 million shares of its common stock at a price of $15 per share under the Offer to Purchase. As of June 30, 1997, the Company has repurchased an additional 1.9 million shares of common stock in the open market (1.2 million shares during the first six months of 1997 and 0.7 million shares in 1996). The Company is authorized to repurchase an additional 4.3 million common shares.


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

                          TITAN INTERNATIONAL, INC.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter ended June 30, 1997, were $187.4 million, an increase of 12% over 1996 second quarter sales of $167.0 million. Sales on a year to date basis were $367.6 million, an increase of 7% over 1996 sales of $344.3 million. Net sales were positively impacted by strong demand from the agricultural market and the acquisition of Titan France S.A. in December 1996. These increases were partially offset by the divestiture of Titan's non-core businesses during 1996.

Sales in the agricultural market were $98.2 and $189.9 million for the second quarter and year to date respectively, as compared to $78.3 and $164.5 million in 1996. The Company's consumer market sales were $44.1 and $89.1 million for the second quarter and year to date respectively, as compared to $43.0 and $85.4 million in 1996. Construction market sales were $42.1 and $83.0 million for the second quarter and year to date respectively, as compared to $36.3 and $76.7 million in 1996.

Cost of sales was $157.2 and $308.1 million for the second quarter and year to date respectively, as compared to $136.6 and $280.8 million in 1996. Gross profit for the second quarter was $30.2 million, or 16.1% of net sales, compared to $30.4 million, or 18.2% of net sales for the second quarter of 1996. Gross profit on a year to date basis was $59.4 million, or 16.2% of net sales, compared to $63.5, or 18.5% of net sales for 1996. Gross profit was negatively impacted by European currency fluctuations, the 1996 divestiture of Titan's non-core businesses and facility inefficiencies.

Selling, general and administrative ("SG&A") and research and development ("R&D") expenses for the second quarter of 1997 were $13.1 million or 7.0% of net sales compared to $11.2 million and 6.7% of sales for 1996. Year to date SG&A and R&D expenses were $25.5 million and 6.9% of sales as compared to $23.7 million and 6.9% of sales for 1996. SG&A and R&D expenses were impacted by increased research and development spending and administrative costs related to the Grizz LSW series of wheel and tire assemblies.

Income from operations for the quarter was $17.0 million or 9.1% of net sales, compared to $19.2 million or 11.5% in 1996. Year to date income from operations was $33.9 million or 9.2% of net sales, compared to $39.9 million or 11.6% in 1996. Income from operations for the quarter and year to date was impacted by increased research and development spending and administrative costs related to the Grizz LSW series of wheel and tire assemblies, European currency fluctuations, the 1996 divestiture of Titan's non-core businesses, and facility inefficiencies.

Interest expense was $4.3 million and $6.7 million for the quarter and year to date respectively, as compared to $2.5 and $5.3 million in 1996. Interest expense increased due to the Company's higher average debt during the quarter and higher average interest rates.

                           TITAN INTERNATIONAL, INC.
ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Net income for the second quarter and year to date respectively, were $8.2 and $17.4 million in 1997, compared to $10.5 and $21.5 million in 1996. Primary earnings per share were $.38 and $.74 for the second quarter and year to date respectively, as compared to $.46 and $.95 in 1996. Fully diluted earnings per share for the second quarter and year to date respectively, were $.38 and $.74, as compared to $.38 and $.78 in 1996.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations of $7.9 million were attributed to net income, increases in other accrued liabilities and decreases in inventories. These amounts were partially offset by increases in receivables, other current assets and other assets. Increases in receivables were primarily due to higher sales for the second quarter of 1997 as compared to the fourth quarter of 1996.

The Company has invested $18.1 million in capital expenditures in 1997, which represent various equipment purchases and building improvements to enhance production capabilities.

In March 1997, the Company received $145.7 million in net proceeds from the sale of $150 million principal amount of 8 3/4% senior subordinated notes due 2007. The net proceeds from the notes were used to repay long-term debt and for the repurchase of shares of the Company pursuant to the Offer to Purchase as discussed below.

The Company repurchased 3.8 million shares of its common stock in March 1997, at a price of $15 per share under an Offer to Purchase up to five million shares of common stock which was disseminated to all Company stockholders. An additional 1.2 million shares were repurchased in the open market during the first six months of 1997. The Company is authorized to repurchase an additional 4.3 million common shares.

At June 30, 1997, the Company had cash and cash equivalents of $16.9 million. Cash on hand, anticipated internal cash flows and utilization of available borrowing under the Company's credit facilities are expected to provide sufficient liquidity for working capital needs, capital expenditures and acquisitions for the foreseeable future.

                           TITAN INTERNATIONAL, INC.

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

                           TITAN INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION

ITEMS 1 THROUGH 3 ARE NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on May 22, 1997, for the purpose of electing two directors to serve for three year terms, amending the Articles of Incorporation to change the Company's name and approving the appointment of independent auditors. All of management's nominees' for directors as listed in the proxy statement were elected with the following vote:


                                             Shares                 Shares               Shares
         Election of Directors              Voted For              Against              Withheld
         ---------------------              ---------              -------              --------
         Erwin H. Billig                   19,341,384                -0-                 47,285

         Anthony Soave                     19,342,865                -0-                 45,804

         The amendment to the Articles of Incorporation to change the name of the Company was approved by the following vote:

                                             Shares                 Shares               Shares
         New Company Name                   Voted For              Against              Withheld
         ----------------                   ---------              -------              --------
        Titan International, Inc.          19,359,278               13,131               16,260

         The appointment of Price Waterhouse LLP as independent auditors was approved by the following vote:


                                             Shares                 Shares               Shares
         Selection of Auditors              Voted For              Against              Withheld
         ---------------------              ---------              -------              --------
         Price Waterhouse LLP              19,362,178               8,335                18,156

ITEM 5.  NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         In a report dated May 23, 1997, the Company reported the authorization by the stockholders to amend the Company's Articles of Incorporation to change the name of the Company to "Titan International, Inc." No financial statements were filed as part of the report.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  TITAN INTERNATIONAL, INC.
                                                      (REGISTRANT)




Date:       August 8, 1997                BY:   /s/Kent W. Hackamack
            --------------                      -----------------------------
                                                   Kent W. Hackamack Vice
                                                   President of Finance and
                                                   Treasurer (Principal
                                                   Financial Officer and
                                                   Principal Accounting Officer)

                              INDEX TO EXHIBITS

EXHIBIT NO.                                             DESCRIPTION
-----------                                             -----------
    27                                                  Financial Data Schedule