Form 10-Q
period 1997-09-30
TITAN INTERNATIONAL INC
filed 1997-11-07
CIK 899751

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                FOR QUARTERLY PERIOD ENDED:   SEPTEMBER 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.



                                                 SHARES OUTSTANDING AT
        CLASS                                      OCTOBER 31, 1997
        -----                                    ---------------------

COMMON STOCK, NO PAR VALUE PER SHARE                    21,639,428

                           TITAN INTERNATIONAL, INC.

                               TABLE OF CONTENTS





                                                                            PAGE NO.
Part  I.  Financial Information

          Item 1.  Financial Statements (Unaudited)

                   Consolidated Condensed Balance Sheets -
                   September 30, 1997 and December 31, 1996                    1

                   Consolidated Condensed Statements of Operations
                   for the Three and Nine Months Ended
                   September 30, 1997 and 1996                                 2

                   Consolidated Condensed Statements of
                   Cash Flows for the Nine Months Ended
                   September 30, 1997 and 1996                                 3

                   Notes to Consolidated Condensed Financial Statements        4-6


         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations               7-9


Part II. Other Information and Signature                                       10-11

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           TITAN INTERNATIONAL, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                   (Amounts in thousands, except share data)



                                                            SEPTEMBER 30, DECEMBER 31,
                                                                1997          1996
                                                                ----          ----
ASSETS
Current assets
  Cash and cash equivalents                                   $ 20,419      $ 27,406
  Accounts receivable (net of allowance of
    $4,935 and $4,924, respectively)                           107,656        95,613
  Inventories                                                  130,310       138,758
  Prepaid and other current assets                              31,449        22,874
                                                              --------      --------
    Total current assets                                       289,834       284,651

Property, plant and equipment, net                             211,403       205,087
Other assets                                                    41,190        27,605
Goodwill                                                        39,885        41,249
                                                              --------      --------
    Total assets                                              $582,312      $558,592
                                                              ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                           $  1,001          $872
  Accounts payable                                              56,016        60,603
  Accrued wages and commissions                                 11,402         9,878
  Income taxes payable                                           6,657         6,992
  Other current liabilities                                     31,831        25,291
                                                              --------      --------
    Total current liabilities                                  106,907       103,636

Deferred income taxes                                           20,469        18,786
Other long-term liabilities                                     20,821        21,893
Long-term debt                                                 187,277       113,096
                                                              --------      --------
    Total liabilities                                          335,474       257,411
                                                              --------      --------
Stockholders' equity
  Common stock, no par, 60,000,000 shares authorized,
    21,619,538 and 26,526,992 outstanding, respectively             27            27
  Additional paid-in capital                                   212,177       210,677
  Retained earnings                                            118,185        98,096
  Cumulative translation adjustment                               (444)        2,673
  Treasury stock at cost: 5,738,784 and 725,165 shares,
   respectively                                                (83,107)      (10,292)
                                                              --------      --------
    Total stockholders' equity                                 246,838       301,181
                                                              --------      --------
Total liabilities and stockholders' equity                    $582,312      $558,592
                                                              ========      ========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                           TITAN  INTERNATIONAL, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             (Amounts in thousands, except earnings per share data)




                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                        SEPTEMBER 30,           SEPTEMBER 30,

                                       1997        1996       1997       1996
                                       ----        ----       ----       ----
Net sales                            $156,679    $145,682   $524,247   $489,969
Cost of sales                         133,991     121,901    442,136    402,656
Realignment costs                         -0-      10,324        -0-     10,324
                                    ---------  ----------  ---------  ---------
    Gross profit                       22,688      13,457     82,111     76,989
Selling, general and
administrative expenses                11,044      11,754     34,206     33,930
Research and development expenses       2,453         720      4,805      2,205
Gain on sale of assets                    -0-    (15,332)        -0-   (16,330)
                                    ---------  ----------  ---------  ---------
    Income from operations              9,191      16,315     43,100     57,184
Interest expense                        4,202       2,528     10,948      7,779
Minority interest                         -0-         -0-        -0-      2,082
Other (income)                          (862)     (1,076)    (1,821)    (2,189)
                                    ---------  ----------  ---------  ---------
    Income before income taxes          5,851      14,863     33,973     49,512
Provision for income taxes              2,224       5,648     12,910     18,815
                                    ---------  ----------  ---------  ---------
Net income                             $3,627      $9,215    $21,063    $30,697
                                    =========  ==========  =========  =========
Earnings per share:
-------------------
Primary                                  $.17        $.41       $.91      $1.36
Fully diluted                            $.17        $.34       $.91      $1.12
Average shares outstanding:
---------------------------
Primary                                21,792      22,462     23,028     22,617
Fully diluted (See Note 1)             21,832      29,315     23,070     29,480


(1) The computations of fully diluted earnings per share for the three and nine months ending September 30, 1996, assumes the conversion of the Company's 4 3/4% convertible notes, issued November, 1993, and extinguished December 30, 1996.


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                          TITAN INTERNATIONAL, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Amounts in thousands)



                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                   1997                1996
                                                                   ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $ 21,063          $ 30,697
  Depreciation and amortization                                    23,755            20,991
  Gain on sale of assets                                              -0-           (16,330)
  Realignment costs                                                   -0-            10,324
  (Increase)/decrease in receivables                              (12,043)            9,406
  (Increase)/decrease in inventories                                8,448           (17,695)
  (Increase)/decrease in other current assets                      (8,646)            4,805
  (Decrease) in accounts payable                                   (4,587)           (2,960)
  Increase in other accrued liabilities                             7,504             6,802
  Other, net                                                       (6,028)              742
                                                                 --------          --------
    Net cash provided by operating activities                      29,466            46,782

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                       (26,989)          (19,073)
  Proceeds from sale of assets                                        -0-             1,896
  Acquisitions, net of cash acquired                               (6,313)           (9,415)
                                                                 --------           --------
    Net cash used for investing activities                        (33,302)          (26,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings, net of discount             149,250            60,000
  Payment of debt                                                 (75,690)          (32,053)
  Repurchase of common stock                                      (72,816)           (5,150)
  Payment of financing fees                                        (4,300)             (183)
  Dividends paid                                                   (1,059)           (1,014)
  Other, net                                                        1,464               145
                                                                 --------          --------
    Net cash provided by/(used for) financing activities           (3,151)           21,745

Net increase/(decrease) in cash and cash equivalents               (6,987)           41,935

Cash and cash equivalents at beginning of period                   27,406            14,211
                                                                 --------          --------
Cash and cash equivalents at end of period                       $ 20,419          $ 56,146
                                                                 ========          ========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                           TITAN INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)




A.   ACCOUNTING POLICIES

     In the opinion of Titan International, Inc. ("Titan" or the "Company") formerly known as Titan Wheel International, Inc., the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996.

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


B.   INVENTORIES

     Inventories by component are as follows (in thousands):


                  September 30,  December 31,
                      1997           1996
                  -------------  ------------
Raw materials           $37,660       $40,974
Work in progress         16,998        20,153
Finished goods           73,496        75,199
                  -------------  ------------
                        128,154       136,326
LIFO reserve              2,156         2,432
                  -------------  ------------
                       $130,310      $138,758
                  =============  ============

                           TITAN INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


C.   FIXED ASSETS

     Property, plant and equipment, net reflects accumulated depreciation of $94.6 million and $75.4 million at September 30, 1997, and December 31, 1996, respectively.


D.   LONG-TERM DEBT (IN THOUSANDS):

     Long-term debt comprised the following:

                                              September 30,  December 31,
                                                  1997           1996
                                              -------------  ------------
         Senior subordinated notes                 $150,000          $-0-
         Credit facility                              5,000        80,000
         Note payable to PATC                        19,743        19,743
         Industrial revenue bond - Greenwood          9,500         9,500
         Other                                        4,035         4,725
                                              -------------  ------------
                                                    188,278       113,968
         Less:  Amounts due within one year           1,001           872
                                              -------------  ------------
                                                   $187,277      $113,096
                                              =============  ============

     Aggregate maturities of long-term debt at September 30, 1997, are as follows (in thousands):



         October 1 - December 31, 1997        $105
         1998                                1,073
         1999                                  675
         2000                               19,988
         2001 and thereafter               166,437
                                        ----------
                                          $188,278
                                        ==========

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

     On March 14, 1997, the Company increased its availability under its credit facility from $175 million to $200 million. Interest rate and foreign currency borrowing options and covenants under the new facility remain substantially unchanged from those under the prior facility.


E.   STOCK REPURCHASE PROGRAM

     The Company's Board of Directors has authorized the Company to repurchase up to ten million shares of its common stock. On February 25, 1997, the Company commenced an offer to purchase (the "Offer to Purchase") up to five million shares of its common stock at a price of not greater than $15.00 nor less than $12.50 per share. The Company repurchased 3.8 million shares of its common stock at a price of $15 per share under the Offer to Purchase. As of September 30, 1997, the Company has repurchased an additional 1.9 million shares of common stock in the open market (1.2 million shares during the first nine months of 1997 and 0.7 million shares in 1996). The Company is authorized to repurchase an additional 4.3 million common shares.


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

                           TITAN INTERNATIONAL, INC.
ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter ended September 30, 1997, were $156.7 million, an increase of 8% over 1996 third quarter sales of $145.7 million. Sales for the nine months ended September 30, 1997, were $524.2 million, an increase of 7% over sales of $490.0 million for the similar period of 1996. Net sales were positively impacted by strong demand from the agricultural market and the acquisition of Titan France S.A. in December 1996. These increases were partially offset by the divestiture of the majority of Titan's non-core businesses during 1996.

Sales in the agricultural market were $78.7 and $268.6 million for the third quarter of 1997 and for the nine months ended September 30, 1997 respectively, as compared to $67.1 and $231.6 million in 1996. The Company's consumer market sales were $35.7 and $124.8 million for the third quarter of 1997 and for the nine months ended September 30, 1997 respectively, as compared to $35.2 and $120.7 million in 1996. Construction market sales were $39.1 and $122.1 million for the third quarter of 1997 and for the nine months ended September 30, 1997 respectively, as compared to $34.9 and $111.6 million in 1996.

Cost of sales was $134.0 and $442.1 million for the third quarter of 1997 and for the nine months ended September 30, 1997 respectively, as compared to $121.9 and $402.7 million in 1996. Gross profit for the third quarter of 1997 was $22.7 million or 14.5% of net sales compared to $23.8 million before realignment costs, or 16.3% of net sales for the third quarter of 1996. Gross profit for the nine months ended September 30, 1997 was $82.1 million or 15.7% of net sales compared to $87.3 million before realignment costs or 17.8% of net sales for 1996. Gross profit was negatively impacted by European currency fluctuations and the 1996 divestiture of the majority of Titan's non-core businesses. With the development of the new Grizz LSW series of wheel and tire assemblies production inefficiencies have resulted and are expected to continue until full integration is achieved.

Selling, general and administrative ("SG&A") expenses for the third quarter of 1997 were $11.0 million or 7.0% of net sales compared to $11.8 million or 8.1% of sales for 1996. SG&A expenses for the nine months ended September 30, 1997 were $34.2 million or 6.5% of sales compared to $33.9 million and 6.9% of sales for 1996. Research and development ("R&D") expenses for the third quarter of 1997 were $2.5 million or 1.6% of net sales compared to $0.7 million and 0.5% of sales for 1996. R&D expenses for the nine months ended September 30, 1997 were $4.8 million or 0.9% of sales compared to $2.2 million and 0.5% of sales for 1996. R&D expenses were impacted by increased research and development spending related to the development of the new Grizz LSW series of wheel and tire assemblies.

                          TITAN INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Income from operations for the third quarter of 1997 was $9.2 million or 5.9% of net sales, compared to $11.3 million before realignment costs and gain on sale of assets, or 7.8% in 1996. Income from operations for the nine months ended September 30, 1997 was $43.1 million or 8.2% of net sales, compared to $51.2 million or 10.4% in 1996. Income from operations was impacted by increased research and development spending and production inefficiencies related to the development of the new Grizz LSW series of wheel and tire assemblies, unfavorable European currency fluctuations and the 1996 divestiture of the majority of Titan's non-core businesses.

Interest expense was $4.2 million and $10.9 million for the third quarter of 1997 and the nine months ended September 30, 1997 respectively, as compared to $2.5 and $7.8 million in 1996. Interest expense increased due to the Company's higher average debt during the quarter and higher average interest rates resulting from the $150 million 8 3/4% debt offering in March 1997.

Net income for the third quarter of 1997 and for the nine months ended September 30, 1997 were $3.6 and $21.1 million respectively, compared to $9.2 and $30.7 million in 1996. Primary earnings per share were $.17 and $.91 for the third quarter of 1997 and the nine months ended September 30, 1997 respectively, as compared to $.41 and $1.36 in 1996. Fully diluted earnings per share for the third quarter of 1997 and the nine months ended September 30, 1997 were $.17 and $.91 respectively, as compared to $.34 and $1.12 in 1996. Net income and fully diluted earnings per share for the third quarter of 1996 were $6.1 million and $.23 per share respectively before realignment costs and gain on sale of assets.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations of $29.5 million for the nine months ended September 30, 1997 were attributed to net income, decreases in inventories, and increases in other accrued liabilities. These amounts were partially offset by increases in receivables, other current assets and other assets. Increases in receivables were primarily due to higher sales for the third quarter of 1997 as compared to the fourth quarter of 1996.

The Company has invested $27.0 million in capital expenditures in 1997, which represent various equipment purchases and building improvements to enhance production capabilities.

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

The Company repurchased 3.8 million shares of its common stock in March 1997, at a price of $15 per share under an Offer to Purchase up to five million shares of common stock which was disseminated to all Company stockholders. An additional 1.2 million shares were repurchased in the open market during the first nine months of 1997. The Company is authorized to repurchase an additional 4.3 million common shares.

At September 30, 1997, the Company had cash and cash equivalents of $20.4 million. Cash on hand, anticipated internal cash flows and utilization of available borrowing under the Company's credit facilities are expected to provide sufficient liquidity for working capital needs, capital expenditures and acquisitions for the foreseeable future.


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



ITEMS 1 THROUGH 6 ARE NOT APPLICABLE

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      TITAN INTERNATIONAL, INC.
                                             (REGISTRANT)




DATE: November 7, 1997          BY: /s/ Kent W. Hackamack
     -----------------             ------------------------------------------
                                        Kent W. Hackamack
                                        Vice President of Finance and Treasurer
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)