Form 10-K405
period 1997-12-31
TITAN INTERNATIONAL INC
filed 1998-03-26
CIK 899751

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the fiscal period from             to

                         Commission file number 1-12936

                           TITAN INTERNATIONAL, INC.
              (Exact name of registrants specified in its charter)

                                    ILLINOIS
                        (State or other jurisdiction of
                         incorporation or organization)
                                   36-3228472
                                (I.R.S. Employer
                              Identification No.)

                      2701 SPRUCE STREET, QUINCY, IL 62301
          Address of principal executive offices, including Zip Code)
                                 (217) 228-6011
                               (Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
          Common stock, no par value                      New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 27, 1998, 21,665,098 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $269,084,569 based upon the closing price of the common stock on the New York Stock Exchange on February 27, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the registrant's definitive proxy statement for its annual meeting of stockholders to be held May 21, 1998.

================================================================================

ITEM 1. BUSINESS

GENERAL

     Titan International, Inc. ("Titan" or the "Company"), formerly known as Titan Wheel International, Inc., was incorporated in 1983 and grew during the 1980s through acquiring, revitalizing and amalgamating the operations of several of the largest wheel manufacturers serving the agricultural and off-highway construction equipment markets. In 1990, Titan was acquired in a management-led leveraged buyout by investors, including Maurice M. Taylor, Jr., the Company's President and Chief Executive Officer ("CEO"), and MascoTech, Inc. In May 1993, the Company filed its first public offering and today is traded on the New York Stock Exchange under the symbol TWI.

     The Company is a leading global manufacturer of steel wheels and tires for off-highway equipment used in the agricultural, earthmoving/construction, consumer [including trailers, all terrain vehicles ("ATVs") and lawn and garden vehicles] and military markets. Titan generally manufactures both the wheels and tires for these vehicles and increasingly provides the value-added service of assembling the completed wheel-tire system. The Company offers a broad range of different products that are manufactured in relatively short production runs and meet Original Equipment Manufacturers' ("OEM") specifications. Based upon current industry revenue data Titan is the second largest manufacturer of bias rear and small agricultural tires and the third largest maker of construction and radial agricultural tires in North America.

     During the mid-1990s Titan began a process to reengineer the wheel and tire industry. The Company has established a new identity, creating the framework for continued, well-managed growth. Titan continues a multi-year plan to focus on its core business and lay the groundwork for ongoing growth and strength in the off-highway wheel and tire business. Product innovation has demonstrated Titan's leadership with the development of the new Grizz LSW assembly which the Company believes will become the industry standard.

     The Grizz LSW wheel and tire assembly reduces bounce, hop, loping and heat build-up and provides more stability and safety for the operator, which in turn means greater productivity. The key to the success of the Grizz LSW is an increase in the diameter of the wheel while maintaining the original outside diameter of the tire. This is accomplished by lowering the sidewall (LSW is an acronym for low sidewall) and increasing its strength. Maintaining the original outside diameter of the tire allows the Grizz LSW to improve the performance of agricultural and construction equipment without further modification.

     The Company is currently constructing a new off-highway tire facility in Brownsville, Texas, which will be the first new agricultural tire plant constructed in the United States since the early 1960s. The facility, which will significantly increase the Company's production capacity, is expected to begin production in late 1998.

BUSINESS STRATEGY

     The Company's business strategy is to increase its penetration of the after-market for tires and wheels, expand its presence in European and other global markets, focus on additional strategic acquisitions, continue to improve its operating efficiencies and continue its emphasis on new product development.

     Increase After-Market Wheel and Tire Business. Titan has concentrated on increasing its penetration of the wheel and tire after-markets. These after-markets offer higher profit margins, are larger and are somewhat less cyclical than OEM markets. The Company will pursue further assembly contracts with OEMs and an increased presence in the wheel and tire after-markets.

     Expand European Markets. The Company currently manufactures wheels for sale to European OEMs in the agricultural and the earthmoving/construction off-highway markets. The Company has established a significant presence in Europe, including the following four markets: France, Germany, Italy and the United Kingdom. A primary motivation for Titan's entry into European markets is its desire to serve the worldwide needs of its major OEM customers, many of which have substantial business in Europe. Additionally, the Company believes that, due to the removal of trade barriers in the European Union and political changes in Eastern Europe, the average size of farms in Europe is likely to increase and, as a result, the average size of farm vehicles used in Europe will increase. Because larger farm vehicles similar to those produced in the United States utilize a greater number of larger wheels and tires, the Company believes that there will be opportunities to expand sales of its agricultural wheel and tire products to European OEMs in addition to Titan's existing North American OEM customers for export to Europe and for their European operations.

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

     Improve Operating Efficiencies. The Company continually strives to improve the operating efficiency of its acquired assets and manufacturing facilities. With an acquisition, Titan integrates each facility's strengths, often transferring equipment and business to the facility that is best equipped to handle the work. This provides capacity to increase utilization and spread operating costs over a greater volume of products. Titan is also continuing a comprehensive program to refurbish, modernize and computerize its equipment. Titan has centralized and streamlined its inventory controls, instituting a "just-in-time" system of providing raw materials to its manufacturing units. These efforts have led to improved management of order backlog and have substantially improved the Company's ability to respond to customer orders on a timely basis.

     Improve Product Design. Equipment manufacturers constantly face changing industry dynamics. Titan directs its business and marketing strategy to understanding all of its markets, addressing the needs of its customers, and demonstrating the advantages of its products. In particular, the Company often participates with its customers in the design of new and upgraded products. Titan, when appropriate, recommends modified products to its customers based on Titan's own market information and research and development.

     Product Development. The Company's engineering and research and development staffs test new designs and technologies, developing new methods of manufacturing to improve product quality and performance. These value-added services enhance the Company's relationship with its customers. The Company has spent $2.7 million and $6.8 million on research and development for the fiscal years ending December 31, 1996 and 1997, respectively. The increase in cost in 1997 is primarily due to the development of the Grizz LSW series of wheels and tires, which will considerably enhance the performance of off-highway vehicles. Titan plans to introduce a full line of Grizz LSW wheel and tire assemblies for the agricultural, earthmoving/construction, ATV, and lawn and garden markets.

PRODUCTS AND MARKETS

     The Company conducts its business in a single segment, the manufacture and sale of a full line of wheels, tires and components for the agricultural, earthmoving/construction, consumer and military markets. The affiliated companies primarily responsible for engineered products were divested in 1996. The following table sets forth, for the periods indicated, the approximate relative contribution to the Company's net sales of the markets indicated below.

                                                           YEAR ENDED DECEMBER 31,
                                                          --------------------------
                                                          1995       1996       1997
                                                          ----       ----       ----
Agricultural............................................   44%        48%        52%
Earthmoving/Construction................................   22         23         24
Consumer................................................   27         24         22
Military................................................    1          1          1
Engineered products and other...........................    6          4          1
                                                          ---        ---        ---
     Total..............................................  100%       100%       100%
                                                          ===        ===        ===

     Agricultural Market. Titan sells agricultural wheels, rims and tires to OEMs and after-market distributors. These wheels, rims and tires are manufactured by Titan for installation on various agricultural and forestry equipment, such as tractors, combines, skidders, plows, planters and irrigation equipment. The wheels and rims range in diameter from 4" to 54" with the 54" diameter being the largest agricultural wheel manufactured in North America. Basic configurations are combined with other features (such as various centers and a wide range of material thickness) allowing the Company to offer the broadest line of different product models to meet customer specifications. The agricultural tires range in diameter from 8" to 46" and in width from 4.80" to 30.5". The Company offers the added value of a wheel and tire assembly to its customers. The after-market tires are currently marketed through a network of independent distributors and Titan's own distribution centers. The Company is building a tire manufacturing plant in Brownsville, Texas, to meet the growing demand of the tire after-market.

     Earthmoving/Construction Market. The Company manufactures wheels and rims for various types of earthmoving, mining and construction equipment, including skid steers, cranes, graders and levelers, scrapers, self-propelled shovel loaders, load transporters, haul trucks and back-hoe loaders. These wheels and rims range in diameter from 20" to 57" (with the 57" diameter being the largest earthmoving/construction wheel manufactured in North America), in width from 8" to 44", and in weight from 125 pounds to 6,300 pounds. Titan currently produces a wide range of tires for the earthmoving/construction market. The Company believes that it provides its customers with the broadest range of earthmoving/construction wheels and rims available in the world. The majority of the earthmoving/construction products produced by Titan are sold directly to OEMs. The earthmoving/construction tire market is an area of expansion in which the Company can offer the added value of a wheel and tire assembly.

     Consumer Market. Titan manufactures a variety of products for the ATV, lawn and garden and trailer markets. The success of Titan's ATV products has led to increased sales during 1997. The Company's new smaller diameter rolled rims, which have replaced certain back-to-back wheels, have enhanced Titan's position in the lawn and grounds care and ATV markets. The Company continues to hold significant shares of the domestic markets for boat, recreational, agricultural and utility trailers. Titan looks to continued growth in 1998 with additions of new sizes in the ATV tire line, new brake designs and European certification for its brakes and actuators.

     Military Market. The Company manufactures various wheels and tires for the U.S. Government, principally for certain military vehicles (such as trucks, tanks and personnel carriers). This business is cyclical, depending largely on defense spending, which has been cut drastically in the last few years. The continuing political climate, encouraging downsizing of government spending, has caused a marked decrease in purchasing requirements for spare parts as well as a reduction of new programs. While Titan believes this trend will affect its wheel sales in the military market for 1998 and beyond, the military tire market provides modest growth opportunities in which the Company will continue to offer the added value of a wheel and tire assembly.

CUSTOMERS

     Titan's ten largest customers accounted for approximately 45% of net sales for the year ended December 31, 1997, compared to 42% for the year ended December 31, 1996. For the year ended December 31, 1997, Deere & Company accounted for 16% of the Company's net sales. Titan strives for long-term supply arrangements with its customers.

MARKETING AND DISTRIBUTION

     The Company has an internal sales force and also utilizes several manufacturing representative firms for sales in North America and in Europe. In North America sales representatives are utilized within geographical regions. The European sales force includes employees in France, Germany, Italy and the United Kingdom. The Company believes European sales efforts are enhanced when sales representatives sell primarily within their native countries.

     Titan distributes wheels and tires directly to OEMs. In the after-market, the Company distributes wheel and tire assemblies through its own distribution centers and distributes tires primarily through a network of independent distributors. Titan's distribution network consists of fourteen facilities which are strategically located throughout the United States and Europe. The Company seeks to maintain a sufficient level of work-in-process inventory to insure its ability to respond to customer needs in a timely manner.

OPERATIONS

     Wheel Manufacturing Process. Most agricultural wheels are produced using a rim and a wheel center. A rim is produced by first cutting large steel sheets to required width and length specifications. These steel sheets are rolled and welded to form a circular rim, which is flared and formed in the rollform operation. The majority of wheel centers are manufactured using presses that both blank and form the center to specifications in multiple stage operations. The Company has the capability to paint the wheel using a multi-step process prior to the final top coating.

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

     Smaller wheels (usually 12" or less in diameter), of which the majority are manufactured for consumer markets, are manufactured by a process in which half-wheels are press-formed, then two of these half-wheel stampings are welded together to form a complete wheel. Titan has recently began replacing certain back-to-back wheels with new smaller diameter rolled rims. Generally, for larger wheels (12" or more in diameter) manufactured for consumer markets, the Company manufactures rims and centers, welds the rims to the centers and paints the assembled product.

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

     Wheel and Tire Assemblies. Titan's unique position as a manufacturer of both wheels and tires allows the Company to mount and ship one of the largest selections of off-road assemblies in the world.

     Quality Control. The Company is ISO 9000 certified at five of its manufacturing facilities. The ISO 9000 series is a set of related and internationally recognized standards of management and quality assurance. The standards specify guidelines for establishing, documenting and maintaining a system to ensure consistent quality practices.

     Engineering/Research and Development. Supported by computer-aided design
(CAD), computer-aided manufacturing (CAM) and finite element techniques, the Company's engineering and research and development staff continually investigates and tests new designs and technologies, and develops new manufacturing methods to improve product quality and performance.

     Materials. The primary raw materials used by the Company are steel and rubber. Due to demand/ capacity issues in the steel industry, steel procurement planning and execution are paramount. To ensure a consistent steel supply, Titan purchases its basic steel from key steel mills and maintains relationships with steel processors for steel preparation. The Company is not dependent on any single steel producer for its supply of steel. As is customary in the industry, the Company does not have long-term contracts for the purchase of steel and, therefore, its purchases are subject to fluctuation in the price of steel.

     Rubber and raw materials for tire manufacture are the Company's second largest commodity expense. Titan buys rubber in the markets where there are numerous sources of supply. As the Company continues to grow, additional commodities/services are being contracted to secure better pricing on purchased items. Commodities and services that are significant include freight, paints/coatings, welding materials, fasteners, systems software and hardware, material handling equipment, tooling and manufacturing equipment. In addition to the development of key suppliers domestically, the Company's strategic procurement plan includes international sourcing to assure competitive price and quality in the global marketplace.

     Backlog/Firm Orders. As of February 28, 1998, Titan estimates that it had $230 million in firm orders compared to $209 million at February 28, 1997. Orders are considered firm if the customer would be obligated to accept the product if manufactured and delivered pursuant to the terms of such orders. Firm order backlog has increased due to growth in existing operations. The Company believes that the majority of its current backlog orders will be filled during the current fiscal year.

COMPETITION

     Titan's businesses compete with several domestic and international competitors, some of whom are larger and have greater financial resources than Titan. The Company competes primarily on the basis of price, quality, customer service, design capacity, delivery time and the added value of a wheel and tire assembly. The Company believes it is the primary source of steel wheels and rims to the majority of its North American customers. Major competitors in the wheel markets include GKN Wheels, Ltd., and Topy Industry, Ltd. Based on current industry revenue data, it is the third largest agricultural tire manufacturer in North America. Major competitors in the tire markets include Goodyear Tire & Rubber Co. and Bridgestone-Firestone.

EMPLOYEES

     At December 31, 1997, the Company employed approximately 4,200 people in the United States and Europe. Approximately 26% of the Company's employees in the United States are covered by two collective bargaining agreements which will expire before the year 2000. The majority of employees at Titan's foreign facilities are represented by collective bargaining agreements which are renewed from time to time depending on terms of the agreement and the laws of the foreign jurisdiction. The Company believes that all relations with its employees are good.

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

ITEM 2. PROPERTIES

     The Company and its subsidiaries maintain 35 facilities located in the United States, France, Germany, Italy and the United Kingdom for manufacturing and warehousing/distribution. The facilities in the aggregate contain over 7.9 million square feet, 5.6 million square feet of which are used for manufacturing, 2.2 million square feet for warehousing and distribution and the balance for administrative, research and development and sales offices. Seventeen of the facilities are leased and eighteen are owned. The Company believes that with the addition of its Brownsville, Texas, facility its properties will be adequate to support its operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company is party to several routine legal proceedings arising out of the normal course of business. The Company believes that none of these actions, individually or in the aggregate, will have a material adverse affect on its financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of all executive officers of the Company as of December 31, 1997, are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Shareholders. There is a family relationship between the President and Secretary who are brother and sister. There is no arrangement or understanding between any officer and any other person pursuant to which an officer was selected.

     Maurice M. Taylor, Jr., 53, has been the President, CEO and a director of the Company since 1990, when Titan was acquired in a management-led buyout by investors, including Mr. Taylor. Prior thereto, Mr. Taylor had a significant role in the development of the Company.

     Michael R. Samide, 53, joined the Company as Vice President and Chief Operating Officer in November 1993, following the Company's acquisition of Dyneer Corporation ("Dyneer"). Mr. Samide served as the President and CEO of Dico, Inc. ("Dico"), a division of Dyneer. Prior to his work with Dico, he was President and CEO of the New Hampshire Ball Bearing Corporation for a number of years.

     Gary L. Carlson, 47, joined Titan as Vice President in September 1997. Prior to joining the Company, Mr. Carlson served as an executive of Bandag, Incorporated. During his career at Bandag, he held positions in manufacturing, managed distribution and logistics in North America, was vice president of personnel worldwide, vice president of strategic planning worldwide and senior vice president and general manager of Europe, Middle East and Northern Africa.

     Cheri T. Holley, 50, joined the Company in March 1994 as General Counsel. In November 1994 she was named Secretary of the Company and in December 1996 she was appointed Vice President. Before joining the Company, she was in private practice specializing in corporate and environmental law for a number of years. Prior to entering private practice, Ms. Holley had fifteen years of management experience.

     Kent W. Hackamack, 39, served as Corporate Controller of the Company from May 1994 to December 1996, and was appointed Treasurer in November 1994 and Vice President of Finance in December 1996. Prior to joining the Company, Mr. Hackamack served from 1990 to 1994 as the International Audit Manager for Pool Energy Services Co. of Houston, Texas, addressing foreign operations accounting and auditing issues.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol TWI. The following table sets forth, for periods indicated, the high and low sales prices per share of the common stock as reported on the NYSE, and information concerning per share dividends declared.

                                                                                                DIVIDENDS
                                                                HIGH             LOW            DECLARED
                                                                ----             ---            ---------
1996
------------------------------------------------------------
First Quarter...............................................    $17   5/8        $14  3/4        $0.015
Second Quarter..............................................     18   1/8         15  3/8         0.015
Third Quarter...............................................     16   1/2         13  3/8         0.015
Fourth Quarter..............................................     14   1/2         12              0.015
1997
------------------------------------------------------------
First Quarter...............................................     14   7/8         11  7/8         0.015
Second Quarter..............................................     17   7/8         13  5/8         0.015
Third Quarter...............................................     22   1/2         16  1/2         0.015
Fourth Quarter..............................................     23   7/8         18              0.015

     On February 27, 1998, there were approximately 727 holders of record of Titan common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below, as of and for the years ended December 31, 1993, 1994, 1995, 1996 and 1997, are derived from the Company's financial statements, audited by Price Waterhouse LLP, independent accountants, and should be read in conjunction with the Company's audited financial statements and notes thereto included elsewhere herein.

                                                              YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------
                                                1993        1994        1995        1996        1997
                                                ----        ----        ----        ----        ----
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales.................................    $150,441    $407,000    $623,183    $634,553    $690,131
Gross profit..............................      25,269      68,432     115,726      97,354     105,982
Income from operations....................      13,142      37,996      73,055      67,267      53,626
Income before income taxes................      10,114      30,107      63,280      56,981      40,542
Net income................................       6,361      18,480      37,983      35,378      25,136

Net income per share (basic)..............        $.46       $1.14       $1.91       $1.58       $1.11
Net income per share (diluted)............         .46         .89        1.50        1.30        1.10
Working capital...........................    $ 90,738    $119,962    $151,258    $181,015    $183,909
Current assets............................     141,682     192,358     264,900     284,651     298,596
Total assets..............................     261,266     400,460     512,135     558,592     585,142
Long-term debt............................     123,646     178,341     142,305     113,096     181,705
Stockholders' equity......................      66,728     107,736     215,872     301,181     248,129
Dividends declared per common share.......       $0.02       $0.03       $0.05       $0.06       $0.06

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the Company's statement of operations expressed as a percentage of sales. This table and subsequent discussions should be read in conjunction with the Company's Consolidated Financial Statements and related Notes.

                                                              AS A PERCENTAGE OF SALES
                                                                    DECEMBER 31,
                                                              ------------------------
                                                               1995     1996     1997
                                                               ----     ----     ----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   81.4     83.0     84.6
Realignment costs...........................................    0.0      1.6      0.0
                                                              -----    -----    -----
Gross profit................................................   18.6     15.4     15.4
Selling, general, administrative expenses...................    6.6      6.9      6.6
Research and development expenses...........................    0.3      0.4      1.0
Gain on sale of assets......................................    0.0     (2.5)     0.0
                                                              -----    -----    -----
Income from operations......................................   11.7     10.6      7.8
Interest expense............................................    1.9      1.7      2.2
Minority interest...........................................    0.2      0.3      0.0
Other.......................................................   (0.6)    (0.4)    (0.3)
                                                              -----    -----    -----
Income before income taxes..................................   10.2      9.0      5.9
Provision for income taxes..................................    4.1      3.4      2.3
                                                              -----    -----    -----
Net income..................................................    6.1%     5.6%     3.6%
                                                              =====    =====    =====

     In addition, the following table sets forth, for periods indicated, components of the Company's net sales classified by major markets (in thousands):

                                                                1995       1996       1997
                                                                ----       ----       ----
Agricultural................................................  $275,976   $307,734   $357,533
Earthmoving/Construction....................................   133,523    145,765    164,636
Consumer....................................................   170,717    152,775    155,519
Military....................................................     4,047      6,592      6,779
Engineered products and other...............................    38,920     21,687      5,664
                                                              --------   --------   --------
  Total.....................................................  $623,183   $634,553   $690,131
                                                              ========   ========   ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1996

     Net sales for the year ended December 31, 1997, were $690.1 million, an increase of 9% compared to $634.6 million in sales for the year ended December 31, 1996. Sales in the agricultural market were $357.5 million for the year ended December 31, 1997, as compared to $307.7 million in 1996. The Company's earthmoving/construction market sales were $164.6 million for the year ended December 31, 1997, as compared to $145.8 million in 1996. Consumer market sales were $155.5 million for the year ended December 31, 1997, as compared to $152.8 million in 1996. Net sales were positively impacted by strong demand from the agricultural market and the acquisition of Titan France in December 1996. These increases were partially offset by the divestiture of the majority of Titan's non-core businesses during 1996.

     The Company generates 22% of its net sales from foreign subsidiaries, therefore the Company is subject to fluctuations in those foreign currencies. Foreign currency fluctuations for the year ended December 31, 1997, had a minimal effect on results of operations.

     Cost of sales was $584.1 million for the year ended December 31, 1997, as compared to $526.9 million in 1996. Gross profit for the year ended December 31, 1997 was $106.0 million, or 15.4% of net sales, compared to $107.7 million before realignment costs, or 17.0% of net sales for 1996. Gross profit was negatively impacted by the 1996 divestiture of the majority of Titan's non-core businesses. With the development of the new Grizz LSW series of wheel and tire assemblies production inefficiencies have resulted and are expected to continue until full integration is achieved.

     Selling, general and administrative ("SG&A") expenses were $45.5 million or 6.6% of net sales for the year ended December 31, 1997, as compared to $43.7 million or 6.9% of net sales for 1996. Research and development ("R&D") expenses were $6.8 million or 1.0% of net sales for the year ended December 31, 1997, as compared to $2.7 million or 0.4% of net sales for 1996. R&D expenses were impacted by increased research and development spending related to the development of the new Grizz LSW series of wheel and tire assemblies. The Company established additional R&D centers during 1997 to meet its wheel and tire development needs.

     Income from operations for the year ended December 31, 1997, was $53.6 million or 7.8% of net sales, compared to $61.3 million before realignment costs and gain on sale of assets, or 9.7% in 1996. Income from operations was impacted by increased research and development spending and production inefficiencies related to the development of the new Grizz LSW assemblies and the 1996 divestiture of the majority of Titan's non-core businesses.

     Net interest expense for the year ended December 31, 1997, was $15.1 million or 2.2% of net sales compared to $10.7 million or 1.7% for the same period in 1996. The increased interest expense was primarily due to an increase in the average debt outstanding in 1997 as compared to 1996, coupled with higher average interest rates resulting from the $150 million 8 3/4% debt offering in March 1997.

     Net income for the year ended December 31, 1997, was $25.1 million, compared to $35.4 million in 1996. Earnings per common share (on a diluted basis) were $1.10 for the year ended December 31, 1997, as compared to $1.30 in 1996. Due to the repurchase of the Company's common stock, the average number of diluted common shares outstanding for the year ended December 31, 1997, decreased 22% as compared to the same period in 1996.

FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1995

     Net sales for the year ended December 31, 1996, were $634.6 million, an increase of 2% compared to $623.2 million in sales for the year ended December 31, 1995. Sales in the agricultural market were $307.7 million for the year ended December 31, 1996, as compared to $276.0 million in 1995. The Company's earthmoving/construction market sales were $145.8 million for the year ended December 31, 1996, as compared to $133.5 million in 1995. The increase in sales to the agricultural and earthmoving/construction markets is primarily due to the impact of consolidating the Sirmac Group for a full year in 1996. Consumer market sales were $152.8 million for the year ended December 31, 1996, as compared to $170.7 million in 1995. The decrease in consumer market sales was primarily due to a $28.2 million reduction in sales of light truck tires, which resulted from the expiration of an agreement to produce such tires.

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

     During the third quarter of 1996, the Company recorded a pretax realignment charge of $10.3 million. These costs consisted of a write-off of start-up costs and inventory associated with the elimination of non-core products including automotive Original Equipment Manufacturers' wheels, certain rolled rims and axles. The realignment is part of the Company's overall strategy to concentrate its resources on wheel and tire manufacturing, and is consistent with the sale of assets mentioned below.

     In September 1996, Titan sold the assets of an affiliated company which produced no-spin differentials. During the years ended December 31, 1995 and 1996, that company contributed net sales of $26.4 and $18.4 million, net income of $3.7 and $2.3 million, and diluted earnings per share of $0.15 and $.09, respectively. The Company has recorded a pretax gain of $15.3 million after related expenses as a result of the transaction in the third quarter of 1996. This follows the sale of assets of another affiliated company in the second quarter of 1996, which did not have a significant impact on results of operations.

     SG&A expenses were $43.7 million and 6.9% of sales for the year ended December 31, 1996, as compared to $40.6 million and 6.5% of sales for 1995. The rise in SG&A expenses is primarily due to increased tire advertising and other administrative sales costs to improve customer service, coupled with overall efforts to improve systems resources and technology.

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

     Net interest expense for the year ended December 31, 1996, was $10.7 million or 1.7% of net sales compared to $12.0 million or 1.9% for the same period in 1995. The decreased interest expense was primarily due to a decrease of approximately $21 million in the average debt outstanding in 1996 as compared to 1995 coupled with lower average borrowing rates. These amounts were partially offset by a $1.3 million charge as a result of the redemption of the 4 3/4% subordinated convertible notes on December 30, 1996. The decrease in the average debt outstanding was largely due to the extinguishment of a term loan and reductions to the 4 3/4% subordinated convertible notes.

     Net income for the year ended December 31, 1996, was $35.4 million, compared to $38.0 million in 1995. Earnings per common share (on a diluted basis) were $1.30 for the year ended December 31, 1996, as compared to $1.50 in 1995. The average number of 1996 diluted common stock shares outstanding increased 7% for the period ended December 31, 1996, due to the June 1995 stock offering.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $6.2 million from the prior year, as increases in depreciation and amortization and accounts payable partially offset increases in accounts receivable and prepaid and other current assets and a decrease in net income, resulting in a decrease in net cash provided by operations of $10.2 million. The increase in accounts receivable is primarily due to the increase in sales in the fourth quarter of 1997 as compared to the same period in 1996.

     Net cash used for investing activities increased to $41.7 million in 1997 from $33.0 million in 1996; however, cash used for investing activities in 1996 was offset by $24.1 million in cash provided from the sale of assets of certain affiliated companies. Capital expenditures totaled $38.3 million compared to $36.7 million in 1996. The Company has increasingly dedicated funds to modernize and improve production efficiencies and increase production capacities. The Company estimates that its capital expenditures for 1998 will be approximately $60 million. The expected increase over 1997 is primarily due to the construction of the new tire facility in Brownsville, Texas.

     The Company's Board of Directors authorized the repurchase of up to ten million shares of its common stock. During 1997 the Company repurchased five million shares of its common stock at a cost of $72.8 million. As of December 31, 1997, the Company is authorized to repurchase an additional 4.3 million common shares.

     During March 1997, the Company amended its existing $175 million credit facility to a $200 million revolving credit facility. Interest rate, foreign currency borrowing options and covenants under the new facility remain substantially unchanged from those under the previous facility.

     In March 1997, the Company received $145.7 million in net proceeds from the sale of $150 million principal amount of 8 3/4 senior subordinated notes due 2007. The net proceeds from the notes were used to repay long-term debt and for the repurchase of common shares of the Company.

     At December 31, 1997, the Company had cash and cash equivalents of $21.2 million. Cash on hand, anticipated internal cash flows and utilization of available borrowing under the Company's credit facility are expected to provide sufficient liquidity for working capital needs, capital expenditures and acquisitions for the foreseeable future.

YEAR 2000 COSTS

     Many computer systems process transaction dates for application software and data files based on a two digit field for the year rather than the complete four digits. These systems will be unable to properly process transaction dates in the year 2000. The Company has begun modifying or replacing its key financial information and operational systems to become year 2000 compliant. The Company believes that all key computer systems necessary to manage the business effectively will be modified, upgraded or replaced prior to the year 2000. The Company believes the costs for current systems to become year 2000 compliant will not be material to the Company's results of operations and financial position.

NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards in 1997. The first, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for the Company beginning in 1998. The Company does not expect SFAS 130 to have a material impact on the Company's consolidated financial statements.

     Also issued in 1997 was Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131), which establishes standards for how public business enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for the Company beginning in 1998. Company management continues to evaluate the definition of a segment as presented in SFAS 131 and what its impact will have on future disclosures.

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in the Company's businesses, (ii) future expenditures for capital projects, (iii) the Company's ability to continue to control costs and maintain quality, (iv) the Company's business strategies, including its intention to introduce new products and (v) the Company's intention to consider and pursue acquisitions. These forward-looking statements are based partially on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including, (i) changes in the Company's end-user markets as a result of economic or regulatory influences, or (ii) changes in the competitive marketplace, including new products and pricing changes by the Company's competitors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to Item 14

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

     Reference is made to the section captioned "Election of Directors" in the Company's 1998 definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, incorporated herein by reference. Reference is also made to the information under the heading "Executive Officers of the Registrant" included under Item 4a, Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the section captioned "Executive Compensation" in the Company's 1998 definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1998 definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) 1.  Financial Statements.
              Report of Price Waterhouse LLP..............................  F-1
              Consolidated Balance Sheets at December 31, 1997 and 1996...  F-2
              Consolidated Statements of Operations for the years ended
                December 31, 1997, 1996 and 1995..........................  F-3
              Consolidated Statements of Changes in Stockholders' Equity
                for the years ended December 31, 1997, 1996 and 1995......  F-4
              Consolidated Statements of Cash Flows for the years ended
                December 31, 1997, 1996 and 1995..........................  F-5
              Notes to Consolidated Financial Statements..................  F-6 through F-20
          2.  Financial Statement Schedule.
              Schedule IX -- Valuation Reserves...........................  S-1
          3.  Exhibits....................................................

              The accompanying Exhibit Index is incorporated herein by
                reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 1998                            TITAN INTERNATIONAL, INC.

                                          By:  /s/ MAURICE M. TAYLOR, JR.
                                            ------------------------------------
                                                   Maurice M. Taylor, Jr.
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1998.

                     SIGNATURES                                           CAPACITY
                     ----------                                           --------

             /s/ MAURICE M. TAYLOR, JR.                President, Chief Executive Officer and
-----------------------------------------------------  Director
               Maurice M. Taylor, Jr.                  (Principal Executive Officer)

                /s/ KENT W. HACKAMACK                  Vice President of Finance and Treasurer
-----------------------------------------------------  (Principal Financial Officer and Principal
                  Kent W. Hackamack                    Accounting Officer)

                 /s/ ERWIN H. BILLIG                   Director
-----------------------------------------------------
                   Erwin H. Billig

             /s/ RICHARD M. CASHIN, JR.                Director
-----------------------------------------------------
               Richard M. Cashin, Jr.

               /s/ EDWARD J. CAMPBELL                  Director
-----------------------------------------------------
                 Edward J. Campbell

                 /s/ ALBERT J. FEBBO                   Director
-----------------------------------------------------
                   Albert J. Febbo

                /s/ ANTHONY L. SOAVE                   Director
-----------------------------------------------------
                  Anthony L. Soave

                           TITAN INTERNATIONAL, INC.

                                 EXHIBIT INDEX
                                   FORM 10-K
                                      1997

  EXHIBIT
    NO.                                 DESCRIPTION
  -------                               -----------
 3(a)(1)        Restated Articles of Incorporation of Titan
 3(b)(8)        Amendment dated May 19, 1994 to Articles of Incorporation of
                Company
 3(b)(9)        Amendment dated May 22, 1997 to Articles of Incorporation of
                Company
 3(c)(2)        Bylaws of the Company
 4(a)(3)        Registration Rights Agreement dated November 12, 1993,
                between the Company and 399 Venture Partners, Inc.
 4(b)(8)        Form of Indenture between the Company and The First National
                Bank of Chicago dated March 21, 1997
 4(c)(4)        Multicurrency Credit Agreement dated September 19, 1996
                among the Company, Harris Bank and the banks names therein
 4(c)(8)        The March 14, 1997 Amendment to Multicurrency Credit
                Agreement dated September 19, 1996 among the Company, Harris
                Bank and the banks names therein
10(a)(5)        Sublease dated June 20, 1988 between the Company and
                Kelsey-Hayes Company
10(b)(6)        Lease dated April 1, 1973 between Kelsey-Hayes Company and the Town of Walcott, Iowa
10(c)(5)        Indenture dated April 1, 1973 between the Town of Walcott,
                Iowa and First Trust and Savings Bank, as Trustee
10(d)(7)        1994 Non-Employee Director Stock Option Plan
10(e)(1)        1993 Stock Incentive Plan
21*             Subsidiaries of the Registrant
23.1*           Consent of Price Waterhouse LLP
27.1997*        Financial Data Schedule
27.1996*        Financial Data Schedule

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

(5) Incorporated by reference to the exhibit filed with Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-60518)

(6) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (No. 33-60518)

(7) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (No. 33-60518)

(8) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (No. 333-22279)

(9) Incorporated by reference to the exhibit filed with the Company's 1997 definitive Proxy Statement (No. 001-12936)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
Titan International, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 16 present fairly, in all material respects, the financial position of Titan International, Inc. and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

St. Louis, Missouri
February 18, 1998

                           TITAN INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1996        1997
                                                                  ----        ----
ASSETS
Current assets
  Cash and cash equivalents.................................    $ 27,406    $ 21,207
  Accounts receivable (net of allowance of $4,924 and
     $4,598, respectively)..................................      95,613     112,795
  Inventories...............................................     138,758     138,432
  Prepaid and other current assets..........................      22,874      26,162
                                                                --------    --------
     Total current assets...................................     284,651     298,596
Property, plant and equipment, net..........................     205,087     210,290
Other assets................................................      27,605      33,768
Goodwill....................................................      41,249      42,488
                                                                --------    --------
     Total assets...........................................    $558,592    $585,142
                                                                ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt.........................    $    872    $  1,065
  Accounts payable..........................................      60,603      70,480
  Other current liabilities.................................      42,161      43,142
                                                                --------    --------
     Total current liabilities..............................     103,636     114,687
Deferred income taxes.......................................      18,786      21,021
Other long-term liabilities.................................      21,893      19,600
Long-term debt..............................................     113,096     181,705
                                                                --------    --------
     Total liabilities......................................     257,411     337,013
                                                                --------    --------
Commitments and Contingencies
Stockholders' equity
  Common stock, no par, 60,000,000 shares authorized,
     27,252,157 and 27,380,620 issued, respectively.........          27          27
  Additional paid-in capital................................     210,677     212,615
  Retained earnings.........................................      98,096     121,934
  Cumulative translation adjustment.........................       2,673      (3,340)
  Treasury stock at cost: 725,165 and 5,738,784 shares,
     respectively...........................................     (10,292)    (83,107)
                                                                --------    --------
     Total stockholders' equity.............................     301,181     248,129
                                                                --------    --------
Total liabilities and stockholders' equity..................    $558,592    $585,142
                                                                ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                           TITAN INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1995       1996       1997
                                                                ----       ----       ----
Net sales...................................................  $623,183   $634,553   $690,131
Cost of sales...............................................   507,457    526,875    584,149
Realignment costs...........................................       -0-     10,324        -0-
                                                              --------   --------   --------
Gross profit................................................   115,726     97,354    105,982
Selling, general and administrative expenses................    40,615     43,674     45,528
Research and development expenses...........................     2,056      2,743      6,828
Gain on sale of assets......................................       -0-    (16,330)       -0-
                                                              --------   --------   --------
Income from operations......................................    73,055     67,267     53,626
Interest expense............................................    12,045     10,725     15,127
Minority interest...........................................     1,210      2,082        -0-
Other income................................................    (3,480)    (2,521)    (2,043)
                                                              --------   --------   --------
Income before income taxes..................................    63,280     56,981     40,542
Provision for income taxes..................................    25,297     21,603     15,406
                                                              --------   --------   --------
Net income..................................................  $ 37,983   $ 35,378   $ 25,136
                                                              ========   ========   ========
Earnings per common share:
  Basic.....................................................     $1.91      $1.58      $1.11
  Diluted...................................................      1.50       1.30       1.10

          See accompanying Notes to Consolidated Financial Statements.

                           TITAN INTERNATIONAL, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                              NUMBER OF                NUMBER OF             ADDITIONAL    COMMON               CUMULATIVE
                              PREFERRED    PREFERRED     COMMON     COMMON    PAID-IN      STOCK     RETAINED   TRANSLATION
                                SHARES       STOCK       SHARES     STOCK     CAPITAL     WARRANTS   EARNINGS   ADJUSTMENT
                              ---------    ---------   ---------    ------   ----------   --------   --------   -----------
BALANCE JANUARY 1, 1995.....  1,000,000     $7,500     16,275,294    $16      $ 62,587    $10,000    $27,220      $   413
Net income..................                                                                          37,983
Dividends paid on common
  stock.....................                                                                          (1,031)
Shares issued in public
  offering..................                           4,312,500       5        64,560
Conversion of subordinated
  notes.....................                           1,405,120       2        17,414
Dyneer contingent
  consideration.............                             426,688                 4,717
Exercise of Dyneer
  options...................                              48,391                   600
Issuance of stock under
  401(k) plan...............                              87,910                 1,353
Repurchase of preferred
  stock.....................  (1,000,000)   (7,500)
Dividends on preferred
  stock.....................                                                                             (30)
Repurchase of common stock
  warrants..................                                                              (10,000)
Foreign currency translation
  adjustment................                                                                                         (405)
Treasury stock
  transactions..............                             (78,817)                1,052
                              ----------    ------     ----------    ---      --------    -------    --------     -------
BALANCE DECEMBER 31, 1995...        -0-        -0-     22,477,086     23       152,283        -0-     64,142            8
Net income..................                                                                          35,378
Dividends paid on common
  stock.....................                                                                          (1,424)
Conversion of subordinated
  notes.....................                           4,582,800       4        56,263
Issuance of stock under
  401(k) plan...............                             100,294                 1,543
Foreign currency translation
  adjustment................                                                                                        2,665
Treasury stock
  transactions..............                            (646,348)                  443
Exercise of stock options...                              13,160                   145
                              ----------    ------     ----------    ---      --------    -------    --------     -------
BALANCE DECEMBER 31, 1996...        -0-        -0-     26,526,992     27       210,677        -0-     98,096        2,673
Net income..................                                                                          25,136
Dividends paid on common
  stock.....................                                                                          (1,298)
Issuance of stock under
  401(k) plan...............                             103,815                 1,612
Foreign currency translation
  adjustment................                                                                                       (6,013)
Treasury stock
  transactions..............                           (5,013,619)
Exercise of stock options...                              24,648                   326
                              ----------    ------     ----------    ---      --------    -------    --------     -------
BALANCE DECEMBER 31, 1997...        -0-     $  -0-     21,641,836    $27      $212,615    $   -0-    $121,934     $(3,340)
                              ==========    ======     ==========    ===      ========    =======    ========     =======


                              TREASURY
                               STOCK
                              --------
BALANCE JANUARY 1, 1995.....  $    -0-
Net income..................
Dividends paid on common
  stock.....................
Shares issued in public
  offering..................
Conversion of subordinated
  notes.....................
Dyneer contingent
  consideration.............
Exercise of Dyneer
  options...................
Issuance of stock under
  401(k) plan...............
Repurchase of preferred
  stock.....................
Dividends on preferred
  stock.....................
Repurchase of common stock
  warrants..................
Foreign currency translation
  adjustment................
Treasury stock
  transactions..............      (584)
                              --------
BALANCE DECEMBER 31, 1995...      (584)
Net income..................
Dividends paid on common
  stock.....................
Conversion of subordinated
  notes.....................
Issuance of stock under
  401(k) plan...............
Foreign currency translation
  adjustment................
Treasury stock
  transactions..............    (9,708)
Exercise of stock options...
                              --------
BALANCE DECEMBER 31, 1996...   (10,292)
Net income..................
Dividends paid on common
  stock.....................
Issuance of stock under
  401(k) plan...............
Foreign currency translation
  adjustment................
Treasury stock
  transactions..............   (72,815)
Exercise of stock options...
                              --------
BALANCE DECEMBER 31, 1997...  $(83,107)
                              ========

          See accompanying Notes to Consolidated Financial Statements.

                           TITAN INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (ALL AMOUNTS IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1995        1996        1997
                                                                  ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $ 37,983    $ 35,378    $ 25,136
  Adjustments to reconcile net income to net cash provided
   by (used for) operating activities:
     Depreciation and amortization..........................      23,428      27,955      30,917
     Gain on sale of assets.................................         -0-     (16,330)        -0-
     Realignment costs......................................         -0-      10,324         -0-
  (Increase) decrease in current assets, excluding the
   effects of acquisitions:
     Accounts receivable....................................          38      14,047     (17,182)
     Inventories............................................       7,161     (26,804)        326
     Prepaid and other current assets.......................      (7,314)     (5,425)     (3,359)
  Increase (decrease) in current liabilities, excluding the
   effects of acquisitions:
     Accounts payable.......................................      (4,624)        870       9,877
     Other current liabilities..............................     (16,124)     10,522        (329)
  Other, net................................................      (3,057)      3,712      (1,368)
                                                                --------    --------    --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                    37,491      54,249      44,018

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                             (17,143)    (20,442)        -0-
  Capital expenditures, net.................................     (20,191)    (36,665)    (38,336)
  Proceeds from sale of assets..............................         -0-      24,129         -0-
  Other                                                              -0-         -0-      (3,321)
                                                                --------    --------    --------
     NET CASH (USED FOR) INVESTING ACTIVITIES                    (37,334)    (32,978)    (41,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of preferred stock and warrants................     (17,500)        -0-         -0-
  Proceeds from long-term borrowings, net of discount.......      58,120      80,000     149,250
  Repayments on long-term debt..............................     (97,529)    (77,178)    (81,198)
  Proceeds from stock offerings.............................      64,860         -0-         -0-
  Repurchase of common stock................................         -0-      (9,456)    (72,815)
  Payment of financing fees.................................        (102)       (233)     (4,300)
  Dividends paid............................................      (1,061)     (1,354)     (1,382)
  Other                                                               25         145       1,885
                                                                --------    --------    --------
     NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES...       6,813      (8,076)     (8,560)

Net increase (decrease) in cash and cash equivalents........       6,970      13,195      (6,199)
Cash and cash equivalents, beginning of year................       7,241      14,211      27,406
                                                                --------    --------    --------
Cash and cash equivalents, end of year......................    $ 14,211    $ 27,406    $ 21,207
                                                                ========    ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

     Titan International, Inc. ("Titan" or the "Company"), formerly known as Titan Wheel International, Inc., is a leading global manufacturer of steel wheels and tires for off-highway equipment in the agricultural, earthmoving/construction, consumer (including trailers, all terrain vehicles and grounds care vehicles) and military markets. The Company generally manufactures both wheels and tires for these vehicles and has increasingly provided the value-added service of assembling the completed wheel-tire system.

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

BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. Titan records its investment in each unconsolidated affiliated company (20% to 50% ownership) at its related equity in the net assets of such affiliate as adjusted for equity earnings. Investments in other companies are carried at cost. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

     Sales revenue and cost of sales are recorded by the Company when products are shipped to customers.

INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for 47% of inventories and the first-in, first-out ("FIFO") method for 53% of inventories. Inventory of foreign subsidiaries is valued using the FIFO method.

FOREIGN CURRENCY TRANSLATION

     Gains and losses arising from the settlement of foreign currency transactions are charged to the related period's Consolidated Statement of Operations. Translation adjustments arising from the translation of foreign subsidiary financial statements are recorded as a separate component of stockholders' equity.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

DEFERRED FINANCING COSTS

     Deferred financing costs are costs incurred in connection with the Company's senior subordinated notes and credit facilities. The costs associated with the senior subordinated notes and the discount are being amortized over a period of ten years, the term of the notes. The costs associated with the credit facilities are being amortized over their respective terms.

START UP COSTS

     Prior to 1997, the Company capitalized pre-operating costs that were directly related to the construction of new production facilities until the facility was operational. Such costs are being amortized over five years.

GOODWILL

     Goodwill for foreign and domestic subsidiaries are amortized over 25 and 40 years, respectively, on a straight-line basis.

IMPAIRMENT OF ASSETS

     The Company reviews long-lived assets, goodwill and other intangibles to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset.

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

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STATEMENT OF CASH FLOWS

     For purposes of the Consolidated Statements of Cash Flows, the Company considers financial investments with an original maturity of three months or less to be cash equivalents.

     Investing activities during the years ended December 31, 1995 and 1996, including certain non-cash transactions, related to the Company's acquisitions of Sirmac Officine Meccaniche SpA ("Titan Sirmac") and Siria Officine Meccaniche SpA ("Titan Siria" and, together with Titan Sirmac, the "Sirmac Group"), Steel Wheels, Ltd. ("Titan Steel Wheels"), Delachaux, SA ("Titan France"), involved the following (in thousands):

                                                                1995       1996
                                                                ----       ----
Fair value of assets acquired, other than cash and cash
  equivalents:
  Current assets...........................................    $65,457    $ 9,631
  Property, plant and equipment............................     36,739     22,970
  Other assets.............................................     11,853     (5,672)
Liabilities assumed........................................    (91,589)    (8,569)
Minority interest acquired.................................        -0-      2,082
Common stock and options issued............................     (5,317)       -0-
                                                               -------    -------
Cash paid..................................................    $17,143    $20,442
                                                               =======    =======

     The Company paid $11.8 million, $10.4 million and $11.1 million for interest and $27.1 million, $19.8 million and $13.5 million for income taxes in 1995, 1996 and 1997, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost which approximates fair value. The senior subordinated notes are the only significant financial instrument of the Company with a fair value different than the recorded value. At December 31, 1997, the fair value of the senior subordinated notes, based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, was approximately $156.8 million, compared to a recorded value of $150.0 million.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company's activity with derivative financial instruments in 1996 and 1997 was minimal and the impact on operations was insignificant.

ENVIRONMENTAL LIABILITIES

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs are reasonably estimable.

STOCK-BASED COMPENSATION

     The Company utilizes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) for accounting for employee stock options and related instruments. See Note 9 for pro forma fair value based disclosures required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123).

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), were issued in June 1997. The Company does not expect SFAS 130 to have a material impact on the Company's consolidated financial statements. Company management continues to evaluate the definition of a segment as presented in SFAS 131 and what its impact will have on future disclosures.

RECLASSIFICATION

     Certain amounts from prior years have been reclassified to conform with the current year's presentation.

2. INVENTORIES

     Inventories at December 31, 1996 and 1997, consisted of the following (in thousands):

                                                               1996        1997
                                                               ----        ----
Raw material.............................................    $ 40,974    $ 41,486
Work-in-process..........................................      20,153      12,412
Finished goods...........................................      75,199      82,219
                                                             --------    --------
                                                              136,326     136,117
LIFO reserve.............................................       2,432       2,315
                                                             --------    --------
                                                             $138,758    $138,432
                                                             ========    ========

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 1996 and 1997, consisted of the following (in thousands):

                                                               1996        1997
                                                               ----        ----
Land and improvements....................................    $ 10,092    $ 10,456
Buildings and improvements...............................      51,295      53,907
Machinery and equipment..................................     159,625     183,815
Tools, dies and molds....................................      44,930      46,954
Construction in process..................................      14,521      15,546
                                                             --------    --------
                                                              280,463     310,678
Less: Accumulated depreciation...........................     (75,376)   (100,388)
                                                             --------    --------
                                                             $205,087    $210,290
                                                             ========    ========

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. GOODWILL

     Goodwill at December 31, 1996 and 1997, consisted of the following (in thousands):

                                                              1996         1997
                                                              ----         ----
Goodwill................................................     $44,431      $46,844
Less: Accumulated amortization..........................      (3,182)      (4,356)
                                                             -------      -------
                                                             $41,249      $42,488
                                                             =======      =======

     Amortization of goodwill for the years 1995, 1996 and 1997, totaled $1.3 million, $1.5 million and $1.2 million, respectively.

5. OTHER CURRENT LIABILITIES

     Other current liabilities at December 31, 1996 and 1997, consisted of the following (in thousands):

                                                              1996         1997
                                                              ----         ----
Accrued wages and commissions...........................     $ 9,878      $ 8,491
Income taxes payable....................................       6,992        6,727
Workers' compensation...................................       3,472        6,808
Other...................................................      21,819       21,116
                                                             -------      -------
                                                             $42,161      $43,142
                                                             =======      =======

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

     Long-term debt at December 31, 1996 and 1997, consisted of the following (in thousands):

                                                              1996         1997
                                                              ----         ----
Bank borrowings:
  Senior subordinated notes.............................    $    -0-     $150,000
  Credit facility.......................................      80,000          -0-
Note payable to PATC....................................      19,743       19,743
Industrial revenue bonds & other........................      14,225       13,027
                                                            --------     --------
                                                             113,968      182,770
Less: Amounts due within one year.......................         872        1,065
                                                            --------     --------
                                                            $113,096     $181,705
                                                            ========     ========

     In March 1997, the Company issued $150 million principal amount of 8 3/4% senior subordinated notes, priced to the public at 99.5 percent, due 2007. The Company received proceeds of $145.7 million net of a discount and underwriters' fees of $4.3 million. The net proceeds from the notes were used to repay outstanding long-term debt and for the repurchase of the Company's common stock.

     During March 1997, the Company amended its existing $175 million credit facility ("Facility") to a $200 million revolving credit facility, which is also available for documentary trade and/or standby letters of credit. Borrowings under the Facility may be made in U.S. dollars and major foreign currencies. Debt outstanding under this Facility at December 31, 1996 and 1997 totaled $80 million and $0, respectively. Approximately $21.3 million of the $80 million Facility was denominated in lira or pounds at December 31, 1996. The Facility allows Titan to borrow funds under three interest options. The Company paid interest rates ranging from 5 5/8% to 8 1/2% on the Facility in 1997. The Facility contains restrictions related to dividends, investments, guarantees, certain financial ratios and other less restrictive covenants.

     In August 1994, Titan Tire Corporation issued a subordinated note for $19.7 million with a fixed interest rate of 7% to Pirelli Armstrong Tire Corporation ("PATC"). The note matures in February 2000.

     Other debt primarily consists of industrial revenue bonds, loans from local and state entities, and various other long-term notes.

     Aggregate maturities of long-term debt are as follows (in thousands):

1998........................................................    $  1,065
1999........................................................         623
2000........................................................      19,937
2001........................................................         132
2002 and thereafter.........................................     161,013
                                                                --------
                                                                $182,770
                                                                ========

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INCOME TAXES

     Income before income taxes consisted of the following (in thousands):

                                                        1995       1996       1997
                                                        ----       ----       ----
Domestic...........................................    $54,074    $36,900    $29,104
Foreign............................................      9,206     20,081     11,438
                                                       -------    -------    -------
                                                       $63,280    $56,981    $40,542
                                                       =======    =======    =======

     The provision for income taxes was as follows (in thousands):

                                                        1995       1996       1997
                                                        ----       ----       ----
Current
  Federal..........................................    $14,397    $13,281    $10,248
  State............................................      3,406      2,708      2,112
  Foreign..........................................      1,613      5,619      3,433
                                                       -------    -------    -------
                                                        19,416     21,608     15,793
                                                       -------    -------    -------
Deferred
  Federal..........................................      4,840         (4)      (319)
  State............................................      1,041         (1)       (68)
                                                       -------    -------    -------
                                                         5,881         (5)      (387)
                                                       -------    -------    -------
Provision for income taxes.........................    $25,297    $21,603    $15,406
                                                       =======    =======    =======

     The provision for income taxes differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pretax income as a result of the following:

                                                          1995       1996       1997
                                                          ----       ----       ----
Statutory U.S. federal tax rate....................       35.0%      35.0%      35.0%
State taxes (net)..................................        4.6        3.0        3.3
Foreign taxes (net)................................       (2.5)      (2.5)      (1.4)
Other (net)........................................        2.9        2.5        1.1
                                                          ----       ----       ----
Effective tax rate.................................       40.0%      38.0%      38.0%
                                                          ====       ====       ====

     Federal income taxes are provided on earnings of foreign subsidiaries except to the extent that such earnings are expected to be indefinitely reinvested abroad. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such earnings.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INCOME TAXES (CONTINUED)
     Deferred tax assets (liabilities) at December 31, 1996 and 1997, respectively, consisted of the following (in thousands):

                                                               1996        1997
                                                               ----        ----
Employee benefits and related costs......................    $  4,211    $  5,814
EPA reserve..............................................       2,727       2,551
Allowance for bad debts..................................       1,284       1,205
Returnable pallets.......................................         541         342
Other....................................................       2,820       2,818
                                                             --------    --------
Gross deferred tax assets................................    $ 11,583    $ 12,730
                                                             ========    ========
Fixed assets.............................................    $(21,610)   $(20,693)
Inventory................................................        (749)       (973)
Other....................................................      (1,636)     (1,909)
                                                             --------    --------
Gross deferred tax liabilities...........................     (23,995)    (23,575)
                                                             --------    --------
Net deferred tax liabilities.............................    $(12,412)   $(10,845)
                                                             ========    ========

     The tax benefits from any future recognition of deductible temporary differences relative to recent acquisitions, present at the date of such acquisition, will adjust the related purchase accounting and be applied to reduce noncurrent assets.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. EMPLOYEE BENEFIT PLANS

PENSION PLANS

     The Company has a contributory defined benefits pension plan covering certain hourly employees of its Walcott, Iowa, facility ("Walcott"). The Walcott plan was frozen in July 1993. The Company sponsors a contributory defined benefits plan that covered eligible bargaining employees of the Des Moines, Iowa, location formerly known as Dico, Inc. ("Dico"). The Dico plan was frozen in July 1995. The Company has a defined benefits pension plan covering certain hourly employees of the Titan Tire Corporation ("Titan Tire"). A frozen plan was transferred from PATC to Titan Tire in August 1996. An actuary stated that the pension assets of $55.3 million were equal to the pension obligation at December 31, 1996. The Company's policy is to fund pension costs as accrued, which is consistent with the funding requirements of federal laws and regulations.

     The components of net periodic pension cost for the years ending December 31, 1995, 1996 and 1997 and the reconciliation of the funded status of the Dico, Titan Tire and Walcott plans, in aggregate, at December 31, 1996 and 1997, are as follows (in thousands):

                                                                 1995      1996      1997
                                                                 ----      ----      ----
Components of net periodic pension cost:
  Service cost..............................................    $   199    $ -0-    $   -0-
  Interest cost.............................................        572      464      5,371
  Actual return on assets...................................     (1,182)    (388)    (6,837)
  Net amortization..........................................        792      (17)     1,684
                                                                -------    -----    -------
Net periodic pension cost...................................    $   381    $  59    $   218
                                                                =======    =====    =======
Major assumptions:
  Discount rate.............................................     7 1/4%       8%       8-9%
  Rate of return on plan assets.............................     8 1/2%    8 1/2%   8 1/2-9%

                                                                 1996       1997
                                                                 ----       ----
Reconciliation of funded status:
  Actuarial present value of benefit obligations
     Vested benefit obligation..............................    $ 6,018    $62,334
     Non-vested benefit obligation..........................          4        -0-
                                                                -------    -------
Accumulated benefit obligation..............................    $ 6,022    $62,334
                                                                =======    =======
Projected benefit obligation................................    $ 6,279    $62,537
Actual plan assets at fair value............................      5,155     60,853
                                                                -------    -------
Plan assets less than projected benefit obligation..........     (1,124)    (1,684)
Unrecognized net loss.......................................        709      2,147
Unrecognized transition liability...........................        (45)      (825)
Minimum liability adjustment................................       (527)    (1,702)
                                                                -------    -------
Accrued pension cost recognized on the consolidated balance
  sheet.....................................................    $  (987)   $(2,064)
                                                                =======    =======

401(K)

     The Company sponsors two 401(k) retirement savings plans (the "401(k) Plan"). One plan for the benefit of all employees who are not covered by a collective bargaining arrangement, and a second plan for the employees covered by a collective bargaining arrangement at Titan Tire. Plan participants may contribute up to 17% of their annual compensation, up to a maximum of $9,500 in 1997. Employees are fully vested with respect to their contributions. Titan provides a 50% match in the form of the Company's common stock on the first 6% of the employee's contribution. Titan issued 87,910, 100,294 and 103,815 shares of common stock in connection with the 401(k) Plan during 1995, 1996 and 1997, respectively. Expenses related to the 401(k) Plan were $1.5 million, $1.5 million and $1.6 million for 1995, 1996 and 1997, respectively.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCK OPTION PLAN

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

     The following is a summary of activity in the stock option plans for 1995, 1996 and 1997:

                                                           SHARES        WEIGHTED
                                                           SUBJECT       AVERAGE
                                                          TO OPTION   EXERCISE PRICE
                                                          ---------   --------------
Outstanding, January 1, 1995............................   179,870        $11.20
Granted.................................................   196,820         11.11
Exercised...............................................       -0-           -0-
Canceled................................................   (15,410)        11.11
                                                           -------        ------
Outstanding, December 31, 1995..........................   361,280         11.15
Granted.................................................   159,590         16.00
Exercised...............................................   (13,160)        11.11
Canceled................................................   (26,590)        12.91
                                                           -------        ------
Outstanding, December 31, 1996..........................   481,120         12.67
Granted.................................................   201,280         12.83
Exercised...............................................   (24,648)        11.11
Canceled................................................   (11,858)        11.11
                                                           -------        ------
Outstanding, December 31, 1997..........................   645,894        $12.80
                                                           =======        ======

     The exercise price for options outstanding at December 31, 1997 ranged from $11.11 to $16.00 per share. The average remaining contractual life of these options approximates eight years.

     The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for options granted under the stock option plans. Had compensation cost been determined based on the fair value at the grant date for awards in 1995, 1996 and 1997 consistent with the provisions of SFAS 123, the Company's pro forma net income and earnings per share would have been as presented below (in thousands, except per share data):

                                                        1995       1996       1997
                                                        ----       ----       ----
Net income -- as reported..........................    $37,983    $35,378    $25,136
Net income -- pro forma............................     37,716     34,952     24,740
Net income per share -- as reported................      $1.50      $1.30      $1.10
Net income per share -- pro forma..................       1.48       1.28       1.08

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCK OPTION PLAN (CONTINUED)
     The fair value of each option granted is calculated using the Black-Scholes option-pricing model with the following assumptions used for grants in 1995, 1996 and 1997:

                                                        1995        1996       1997
                                                        ----        ----       ----
Stock price volatility...........................           45%        42%        30%
Risk-free interest rate..........................    6.4 & 7.8%       5.8%       6.1%
Expected life of options.........................       6 years    6 years    6 years
Dividend yield...................................          .35%       .35%       .36%

     The weighted-average fair value of options granted during 1995, 1996 and 1997 was $6.32, $8.03 and $4.83 per option, respectively.

     The pro forma effect on net income for 1995, 1996 and 1997 may not be representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation related to grants made prior to 1995.

10. SALES TO MAJOR MARKETS AND CUSTOMERS

     The Company conducts its business in a single segment, the manufacture and sale of a full line of wheels, tires and components for the agricultural, earthmoving/construction, consumer and military markets. Sales to major markets in 1995, 1996 and 1997 comprised the following (in thousands):

                                                   1995          1996          1997
                                                   ----          ----          ----
Agricultural.................................    $275,976      $307,734      $357,533
Earthmoving/Construction.....................     133,523       145,765       164,636
Consumer.....................................     170,717       152,775       155,519
Military.....................................       4,047         6,592         6,779
Engineered Products & Other..................      38,920        21,687         5,664
                                                 --------      --------      --------
                                                 $623,183      $634,553      $690,131
                                                 ========      ========      ========

     Export sales from the United States represent less than ten percent of total sales. Sales to Deere & Company represented 12%, 13% and 16% of total sales in 1995, 1996 and 1997, respectively.

     The affiliated companies primarily responsible for engineered product sales were divested in 1996.

     Although the Company is directly affected by the economic well-being of the above markets and significant customers, management does not believe significant credit risk exists at December 31, 1997. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral. Historically, the Company has not experienced significant losses related to receivables from major customers or groups of major customers in any particular industry.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. GEOGRAPHIC SEGMENT INFORMATION

     The Company's foreign operations are conducted primarily in France, Germany, Ireland, Italy and the United Kingdom. A summary of Titan's operations by geographical area for the years ended December 31, 1995, 1996 and 1997 follows (in thousands):

                                                   UNITED
                                                   STATES       FOREIGN       ELIMINATIONS      CONSOLIDATED
                                                   ------       -------       ------------      ------------
1995
----------------------------------------------
Revenues
  Customers...................................    $524,233      $ 98,950       $     -0-          $623,183
  Intercompany................................      85,619         3,559         (89,178)              -0-
                                                  --------      --------       ---------          --------
     Total revenues...........................    $609,852      $102,509       $ (89,178)         $623,183
                                                  ========      ========       =========          ========
Income from operations........................    $ 62,978      $ 10,087       $     (10)         $ 73,055
                                                  ========      ========       =========          ========
Identifiable assets...........................    $395,593      $117,682       $  (1,140)         $512,135
                                                  ========      ========       =========          ========
1996
----------------------------------------------
Revenues
  Customers...................................    $497,685       136,868       $     -0-          $634,553
  Intercompany................................     153,821         3,246        (157,067)              -0-
                                                  --------      --------       ---------          --------
     Total revenues...........................    $651,506      $140,114       $(157,067)         $634,553
                                                  ========      ========       =========          ========
Income from operations........................    $ 49,247      $ 18,031       $     (11)         $ 67,267
                                                  ========      ========       =========          ========
Identifiable assets...........................    $402,640      $155,952       $     -0-          $558,592
                                                  ========      ========       =========          ========
1997
----------------------------------------------
Revenues
  Customers...................................    $535,266      $154,865       $     -0-          $690,131
  Intercompany................................     165,568         4,236        (169,804)              -0-
                                                  --------      --------       ---------          --------
     Total revenues...........................    $700,834      $159,101       $(169,804)         $690,131
                                                  ========      ========       =========          ========
Income from operations........................    $ 41,927      $ 11,699       $     -0-          $ 53,626
                                                  ========      ========       =========          ========
Identifiable assets...........................    $437,080      $148,062       $     -0-          $585,142
                                                  ========      ========       =========          ========

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. EARNINGS PER SHARE

     Earnings per share for 1995, 1996 and 1997, have been calculated and presented to comply with the new accounting pronouncement Statement of Financial Accounting Standards No. 128, "Earnings per share." Earnings per share for 1995, 1996 and 1997, are as follows (amounts in thousands, except share and per share data):

                                                                                     PER-SHARE
                                                              INCOME      SHARES      AMOUNT
                                                              ------      ------     ---------
1995
------------------------------------------------------------
BASIC EPS...................................................  $37,983   19,889,320     $1.91
                                                                                       =====
Effect of dilutive securities
  Stock options.............................................      -0-       43,714
  Convertible preferred stock...............................      -0-       69,350
  Subordinated convertible notes............................    3,070    7,457,222
                                                              -------   ----------
DILUTED EPS.................................................  $41,053   27,459,606     $1.50
                                                              =======   ==========     =====
1996
------------------------------------------------------------
BASIC EPS...................................................  $35,378   22,388,952     $1.58
                                                                                       =====
Effect of dilutive securities
  Stock options.............................................      -0-      125,954
  Subordinated convertible notes............................    2,594    6,807,292
                                                              -------   ----------
DILUTED EPS.................................................  $37,972   29,322,198     $1.30
                                                              =======   ==========     =====
1997
------------------------------------------------------------
BASIC EPS...................................................  $25,136   22,581,806     $1.11
                                                                                       =====
Effect of dilutive securities
  Stock options.............................................      -0-      181,216
                                                              -------   ----------
DILUTED EPS.................................................  $25,136   22,763,022     $1.10
                                                              =======   ==========     =====

     Earnings per share are based upon weighted average common shares outstanding. During 1995, the Board of Directors declared two 3-for-2 stock splits, payable as a stock dividend in March and August 1995. All share and per share data for the periods presented in the consolidated financial statements and notes thereto have been adjusted to reflect the splits.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCKHOLDERS' EQUITY

     The following discusses the Company's significant equity transactions which occurred during 1996 and 1997.

     In December 1996, the Company issued a Notice of Redemption for its 4 3/4% subordinated convertible notes ("Notes") with a scheduled maturity in December 2000. Prior to the December 30, 1996, redemption date, two-thirds of the outstanding Note holders elected to convert their Notes into 4,530,240 shares of common stock of the Company at a conversion price of $12.50 per common share. The remaining Note holders redeemed their Notes at a redemption price of 102.7% plus accrued interest. Such redemption resulted in a total cash payment of $29.5 million. The Company recorded a pretax charge of $1.3 million as interest expense in conjunction with the redemption for the call premium and a write-off of applicable unamortized deferred financing charges.

     The Company's Board of Directors authorized the Company to repurchase up to ten million shares of its common stock. In February 1997, Titan commenced an offer to purchase (the "Offer to Purchase") up to five million shares of its common stock at a price of not greater than $15.00 nor less than $12.50 per share. The Company purchased 3.8 million shares of its common stock at a price of $15 per share under the Offer to Purchase for a total of $57.0 million. The Company has repurchased an additional 0.7 million shares and 1.2 million shares of its common stock in the open market for a cost of $9.5 million and $15.8 million in 1996 and 1997, respectively. The Company is authorized to repurchase an additional 4.3 million common shares.

     During 1995, the Board of Directors declared two 3-for-2 stock splits, payable as a stock dividend. In conjunction with the related stock splits, the Board of Directors authorized an increase in the annual cash dividend from $.03 to $.06 per share. The Company paid cash dividends of $.05, $.06, and $.06 per share of common stock during 1995, 1996 and 1997, respectively.

14. LEASE COMMITMENTS

     The Company leases buildings, machinery and equipment under operating leases. Certain lease agreements provide for renewal options and require payment of property taxes, maintenance and insurance. Total rental expense approximated $1.5 million, $1.6 million and $2.2 million for the years ended December 31, 1995, 1996 and 1997, respectively.

     At December 31, 1997, future minimum rental commitments under noncancellable operating leases with initial or remaining terms in excess of one year are as follows: $2.0 million in 1998; $1.5 million in 1999; $0.8 million in 2000; $0.6 million in 2001; and $0.6 million in 2002.

15. LITIGATION

     The Company is party to several routine legal proceedings arising out of the normal course of business. The Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. REALIGNMENT

     During the third quarter of 1996, the Company recorded a pretax realignment charge of $10.3 million. These costs consisted primarily of a write-off of start-up costs and inventory associated with the elimination of non-core products including automotive Original Equipment Manufacturers' wheels, certain rolled rims and axles. The realignment charge is a result of the Company's decision to concentrate its resources on wheel and tire manufacturing.

17. GAIN ON SALE OF ASSETS

     In 1996, the Company sold the assets of certain affiliated companies and recorded a pretax gain of $16.3 million. During the years ended December 31, 1995 and 1996, one of the affiliates contributed net sales of $26.4 and $18.4 million, net income of $3.7 and $2.3 million and diluted earnings per share of $.15 and $.09, respectively. These transactions were part of the Company's overall strategy to eliminate non-core businesses and concentrate its resources on wheel and tire manufacturing.

18. SUPPLEMENTARY DATA -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     (All amounts in thousands, except per share data)

                                                       QUARTER ENDED:
                                      -------------------------------------------------   YEAR ENDED
                                      MARCH 31   JUNE 30    SEPTEMBER 30    DECEMBER 31   DECEMBER 31
                                      --------   -------    ------------    -----------   -----------
1996
----
  Net sales.........................  $177,257   $167,030     $145,682       $144,584      $634,553
  Gross profit......................    33,123     30,409       13,457(a)      20,365        97,354
  Net income........................    11,006     10,476        9,215(b)       4,681        35,378
  Per share amounts:
     Basic..........................      $.49       $.46         $.41           $.21         $1.58
     Diluted........................       .40        .38          .34            .18          1.30
1997
----
  Net sales.........................  $180,208   $187,360     $156,679       $165,884      $690,131
  Gross profit......................    29,238     30,185       22,688         23,871       105,982
  Net income........................     9,251      8,185        3,627          4,073        25,136
  Per share amounts:
     Basic..........................      $.36       $.38         $.17           $.19         $1.11
     Diluted........................       .36        .38          .17            .19          1.10

-------------------------
(a) Includes realignment costs of $10.3 million (note 16).

(b) Includes realignment costs of $10.3 million (note 16) and gain on sales of assets of $16.3 million (note 17).

     Note: The annual earnings per share amounts do not necessarily agree to the sum of the quarters as a result of changes in the market prices of the Company's common stock and the application of the treasury stock method.

                           TITAN INTERNATIONAL, INC.

                       SCHEDULE IX -- VALUATION RESERVES

                                                             ADDITIONS
                                             BALANCE AT      CHARGED TO                          BALANCE
                                             BEGINNING       COSTS AND                            AT END
              DESCRIPTION                     OF YEAR         EXPENSES       DEDUCTIONS          OF YEAR
              -----------                    ----------      ----------      ----------          -------
Year ended December 31, 1995
  Reserve deducted in the balance sheet
  from the assets to which it applies

  Allowance for doubtful accounts......      $2,213,000      $3,154,000      $(397,000)(a)      $4,970,000
                                             ==========      ==========      =========          ==========
Year ended December 31, 1996
  Reserve deducted in the balance sheet
  from the assets to which it applies

  Allowance for doubtful accounts......      $4,970,000      $  648,000      $(694,000)(b)      $4,924,000
                                             ==========      ==========      =========          ==========
Year ended December 31, 1997
  Reserve deducted in the balance sheet
  from the assets to which it applies

  Allowance for doubtful accounts......      $4,924,000      $  440,000      $(766,000)(c)      $4,598,000
                                             ==========      ==========      =========          ==========

-------------------------
(a) Net of recoveries of $28,000.

(b) Net of recoveries of $82,000 and includes reductions of $50,000 relating to the sale of assets of certain affiliated companies.

(C) Net of recoveries of $47,000.