Form 10-Q
period 1998-03-31
TITAN INTERNATIONAL INC
filed 1998-05-06
CIK 899751

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              Pursuant to Section 13 or 1 Quarterly Report 5(d) of
                       the Securities Exchange Act of 1934

                   FOR QUARTERLY PERIOD ENDED: MARCH 31, 1998

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

                                 (217) 228-6011
                               (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. YES X    NO
                         ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                        SHARES OUTSTANDING AT
        CLASS                                              APRIL 30, 1998
        -----                                           ---------------------
COMMON STOCK, NO PAR VALUE PER SHARE                        21,726,937

================================================================================

                            TITAN INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                    Page Number
                                                                    -----------
Part  I.  Financial Information


 Item 1.  Financial Statements (Unaudited)

          Consolidated Condensed Balance Sheets -
          March 31, 1998 and December 31, 1997                           1

          Consolidated Condensed Statements of Operations
          for the Three Months Ended March 31, 1998 and 1997             2

          Consolidated Condensed Statements of
          Cash Flows for the Three Months Ended
          March 31, 1998 and 1997                                        3

          Notes to Consolidated Condensed Financial Statements          4-6


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 7-8


Part II.  Other Information and Signature                               9-10

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                            TITAN INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    (Amounts in thousands, except share data)


                                                           MARCH 31,   DECEMBER 31,
                                                             1998         1997
                                                           --------    ---------

ASSETS
Current assets
    Cash and cash equivalents                             $  17,550    $  21,207
    Accounts receivable (net of allowance of
       $5,518 and $4,598, respectively)                     149,352      112,795
    Inventories                                             150,975      138,432
    Prepaid and other current assets                         26,817       26,162
                                                          ---------    ---------
         Total current assets                               344,694      298,596
Property, plant and equipment, net                          204,888      210,290
Other assets                                                 46,843       33,768
Goodwill, net                                                42,232       42,488
                                                          ---------    ---------
         Total assets                                     $ 638,657    $ 585,142
                                                          =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current portion of long-term debt                     $     639    $   1,065
    Accounts payable                                         84,218       70,480
    Other current liabilities                                55,739       43,142
                                                          ---------    ---------
         Total current liabilities                          140,596      114,687
Deferred income taxes                                        21,156       21,021
Other long-term liabilities                                  23,723       19,600
Long-term debt                                              196,550      181,705
                                                          ---------    ---------
         Total liabilities                                  382,025      337,013
                                                          ---------    ---------
Stockholders' equity
    Common stock, no par, 60,000,000 shares authorized,
      27,441,260 and 27,380,620 issued, respectively             27           27
    Additional paid-in capital                              213,613      212,615
    Retained earnings                                       129,910      121,934
    Accumulated other comprehensive income                   (3,811)      (3,340)
    Treasury stock at cost: 5,738,784 shares                (83,107)     (83,107)
                                                          ---------    ---------
         Total stockholders' equity                         256,632      248,129
                                                          ---------    ---------
Total liabilities and stockholders' equity                $ 638,657    $ 585,142
                                                          =========    =========




              The accompanying notes are an integral part of the
                 consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             (Amounts in thousands, except earnings per share data)



                                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                                   1998                    1997
                                                                                                   -----                   ----

Net sales                                                                                       $ 187,428                 $ 180,208

Cost of sales                                                                                     154,932                   150,970
                                                                                                ---------                 ---------

     Gross profit                                                                                  32,496                    29,238

Selling, general and administrative expenses                                                       12,706                    11,711

Research and development expenses                                                                   2,228                       667
                                                                                                ---------                 ---------

     Income from operations                                                                        17,562                    16,860

Interest expense                                                                                    4,139                     2,460

Other (income) expense                                                                                 33                      (521)
                                                                                                ---------                 ---------

     Income before income taxes                                                                    13,390                    14,921

Provision for income taxes                                                                          5,088                     5,670
                                                                                                ---------                 ---------

Net income                                                                                      $   8,302                 $   9,251
                                                                                                =========                 =========

Earnings per share:
  Basic                                                                                         $     .38                 $     .36
  Diluted                                                                                             .38                       .36

Average shares outstanding:
  Basic                                                                                            21,676                    25,499
  Diluted                                                                                          21,903                    25,582









                   The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)


                                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                                    1998                      1997
                                                                                                    ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                  $   8,302                $   9,251
     Depreciation and amortization                                                                   8,450                    7,575
     Increase in receivables                                                                       (37,157)                 (25,147)
     (Increase)/decrease in inventories                                                            (16,076)                   1,019
     Increase in other current assets                                                                 (184)                  (3,787)
     Increase in accounts payable                                                                   13,738                    4,746
     Increase in other accrued liabilities                                                          12,818                    5,426
     Other, net                                                                                       (608)                  (1,915)
                                                                                                 ---------                ---------

         Net cash used for operating activities                                                    (10,717)                  (2,832)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                                                      (7,537)                  (9,051)
                                                                                                 ---------                ---------

         Net cash used for investing activities                                                     (7,537)                  (9,051)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                                                             15,000                  149,250
     Payment of debt                                                                                  (581)                 (70,519)
     Repurchase of common stock                                                                          0                  (69,916)
     Payment of financing fees                                                                           0                   (4,088)
     Dividends paid                                                                                   (325)                    (408)
     Other, net                                                                                        503                      395
                                                                                                 ---------                ---------

         Net cash provided by financing activities                                                  14,597                    4,714

Net decrease in cash and cash equivalents                                                           (3,657)                  (7,169)

Cash and cash equivalents at beginning of period                                                    21,207                   27,406
                                                                                                 ---------                ---------

Cash and cash equivalents at end of period                                                       $  17,550                $  20,237
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

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



A.       ACCOUNTING POLICIES

         In the opinion of Titan International, Inc. ("Titan" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997, and cash flows for the three months ended March 31, 1998 and 1997.

         Accounting policies have continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's 1997 Annual Report on Form 10-K. For additional information regarding the Company's financial condition, refer to the footnotes accompanying the financial statements as of and for the year ended December 31, 1997 filed in conjunction with the Company's 1997 Annual Report on Form 10-K. Details in those notes have not changed significantly except as a result of normal interim transactions and certain matters discussed below.

B.       INVENTORIES

         Inventories by component are as follows (in thousands):


                                       March 31,                     December 31,
                                         1998                           1997
                                       ----------                    -----------
Raw materials                         $ 50,875                       $ 41,486
Work in process                         11,845                         12,412
Finished goods                          83,902                         82,219
                                      --------                       --------
                                       146,622                        136,117

LIFO reserve                             4,353                          2,315
                                      --------                       --------
                                      $150,975                       $138,432
                                      ========                       ========



                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



C.       FIXED ASSETS

         Property, plant and equipment, net reflects accumulated depreciation of $104.5 million and $100.4 million at March 31, 1998, and December 31, 1997, respectively.


D.       GOODWILL

         Goodwill, net reflects accumulated amortization of $4.7 million and $4.4 million at March 31, 1998, and December 31, 1997, respectively.



E.       LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):


                                                                                                   March 31,        December 31,
                                                                                                     1998              1997
                                                                                                   --------         ------------
Senior subordinated notes                                                                          $150,000          $150,000
Credit facility                                                                                      15,000                 0
Note payable to Pirelli Armstrong Tire Corp.                                                         19,743            19,743
Industrial revenue bonds & other                                                                     12,446            13,027
                                                                                                   --------          --------
                                                                                                    197,189           182,770

Less:  Amounts due within one year                                                                      639             1,065
                                                                                                   --------          --------

                                                                                                   $196,550          $181,705
                                                                                                   ========          ========


                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



E.       LONG-TERM DEBT (CONTINUED)

         Aggregate maturities of long-term debt at March 31, 1998 are as follows (in thousands):



April 1 - December 31, 1998                                                 $     489
1999                                                                              623
2000                                                                           19,937
2001                                                                              127
2002 and thereafter                                                           176,013
                                                                            ---------
                                                                            $ 197,189
                                                                            =========



F.       NEW ACCOUNTING STANDARD

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Comprehensive income was $8.0 million and $7.9 million for the quarters ended March 31, 1998 and 1997, respectively.

                            TITAN INTERNATIONAL, INC.
ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1998, were $187.4 million, an increase of 4% over 1997 first quarter net sales of $180.2 million. Net sales were positively impacted by continued growth in the agricultural and earthmoving/construction markets.

Sales in the agricultural market were $98.2 million for the first quarter of 1998, as compared to $91.8 million in 1997. Construction market sales were $47.9 million for the first quarter, as compared to $42.6 million in 1997. The Company's consumer market sales were $41.4 million for the first quarter, as compared to $45.9 million in the same quarter of 1997. The decrease in consumer market sales is primarily due to the Company's continued focus on its core products within this market.

Cost of sales was $154.9 million for the first quarter of 1998, as compared to $151.0 million in 1997. Gross profit for the first quarter of 1998 was $32.5 million or 17.3% of net sales, compared to $29.2 million or 16.2% of net sales for the first quarter of 1997. Gross profit was positively impacted by increased operating efficiencies.

Selling, general and administrative ("SG&A") expenses for the first quarter of 1998 were $12.7 million or 6.8% of net sales, compared to $11.7 million or 6.5% of net sales for 1997. Research and development ("R&D") expenses for the first quarter of 1998 were $2.2 million or 1.2% of net sales compared to $0.7 million or 0.4% of sales for 1997. R&D expenses were impacted by increased spending related to the development of the Grizz LSW series of wheel and tire assemblies.

Interest expense was $4.1 million for the first quarter of 1998, as compared to $2.5 million in 1997. Interest expense increased due to the Company's higher average debt and interest rates resulting from the $150 million 8 3/4% debt offering during March 1997.

Net income for the first quarter of 1998 was $8.3 million compared to $9.3 million in 1997. Net income was impacted by the items noted above. Basic and diluted earnings per share for the first quarter of 1998 increased 6% to $.38 from $.36 for the first quarter of 1997. With the repurchase of the Company's common stock the average number of diluted common shares outstanding for the first quarter of 1998, decreased 14% as compared to the first quarter of 1997.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 1998, negative cash flows from operating activities of $10.7 million resulted from increases in receivables and inventories. These amounts were partially offset by increases in accounts payable and other accrued liabilities. The increase in inventory is primarily due to higher sales and production in the first quarter of 1998. The increases in receivables and payables are primarily due to extended payment terms offered to customers and received from vendors during the first quarter of 1998.

The Company has invested $7.5 million in capital expenditures in 1998 which represents various equipment purchases and building improvements to enhance production capabilities.

The Company received $15.0 million in proceeds from its $200 million revolving credit facility. These proceeds have been used to fund operations and capital expenditures.

At March 31, 1998, the Company had cash and cash equivalents of $17.6 million. Cash on hand, anticipated internal cash flows and utilization of available borrowing under the Company's credit facilities are expected to provide sufficient liquidity for working capital needs, capital expenditures and acquisitions for the foreseeable future.



SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Readers should note that in addition to the historical information contained herein, this Form 10-Q contains forward-looking statements which are inherently subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, as well as in the Company's 1997 Annual Report on Form 10-K.

                            TITAN INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION



ITEMS 1 THROUGH 4 ARE NOT APPLICABLE.


ITEM 5.  OTHER MATTERS

         The United Steelworkers Local 164 at Titan Tire Corporation, a subsidiary of Titan International, Inc., chose to go on strike at the Des Moines, Iowa, facility when their contract expired at midnight on April 30, 1998. Titan supervisors and salaried employees will continue production at the facility to minimize the effect to customers. Despite the strike action, Titan Tire Corporation is continuing negotiations with the representatives of the Steelworkers.


ITEM 6 IS NOT APPLICABLE.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TITAN INTERNATIONAL, INC.
                                        (REGISTRANT)




DATE:    May 6, 1998               BY:  /s/Kent W. Hackamack
      ------------------------          -------------------------
                                        Kent W. Hackamack
                                        Vice President of Finance and Treasurer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                        EXHIBIT INDEX


        EXHIBIT NO.                     DESCRIPTION
        -----------                     -----------
          EX-27                         Financial Data Schedule