Form 10-Q
period 1998-06-30
TITAN INTERNATIONAL INC
filed 1998-08-07
CIK 899751

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    FOR QUARTERLY PERIOD ENDED: JUNE 30, 1998

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

                                 (217) 228-6011
                               (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                         ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                  SHARES OUTSTANDING AT
          CLASS                                        JULY 31, 1998
          -----                                     ------------------
COMMON STOCK, NO PAR VALUE PER SHARE                    21,750,813


================================================================================

                            TITAN INTERNATIONAL, INC.

                                TABLE OF CONTENTS



                                                                   Page Number
                                                                   -----------
Part  I.    Financial Information

   Item 1.  Financial Statements (Unaudited)

            Consolidated Condensed Balance Sheets -
            June 30, 1998 and December 31, 1997                        1

            Consolidated Condensed Statements of Operations
            for the Three and Six Months Ended
            June 30, 1998 and 1997                                     2

            Consolidated Condensed Statements of
            Cash Flows for the Six Months Ended
            June 30, 1998 and 1997                                     3

            Notes to Consolidated Condensed Financial Statements      4-6


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations             7-10


Part II.    Other Information and Signature                          11-13




                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            TITAN INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    (Amounts in thousands, except share data)


                                                                                JUNE 30,        DECEMBER 31,
                                                                                  1998              1997
                                                                                --------          --------
ASSETS
Current assets
    Cash and cash equivalents                                                  $  20,063         $  21,207
    Accounts receivable (net of allowance of
      $5,783 and $4,598, respectively)                                           131,349           112,795
    Inventories                                                                  156,401           138,432
    Prepaid and other current assets                                              41,646            26,162
                                                                               ---------         ---------
         Total current assets                                                    349,459           298,596

Property, plant and equipment, net                                               210,117           210,290
Other assets                                                                      54,212            33,768
Goodwill, net                                                                     41,884            42,488
                                                                               ---------         ---------
         Total assets                                                          $ 655,672         $ 585,142
                                                                               =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current portion of long-term debt                                          $   5,206         $   1,065
    Accounts payable                                                              75,671            70,480
    Other current liabilities                                                     59,942            43,142
                                                                               ---------         ---------
         Total current liabilities                                               140,819           114,687

Deferred income taxes                                                             21,156            21,021
Other long-term liabilities                                                       24,070            19,600
Long-term debt                                                                   208,353           181,705
                                                                               ---------         ---------
         Total liabilities                                                       394,398           337,013
                                                                               ---------         ---------
Stockholders' equity
    Common stock, no par, 60,000,000 shares authorized,
       27,468,801 and 27,380,620 issued, respectively                                 27                27
    Additional paid-in capital                                                   214,074           212,615
    Retained earnings                                                            134,353           121,934
    Accumulated other comprehensive income                                        (4,073)           (3,340)
    Treasury stock at cost: 5,738,784 shares respectively                        (83,107)          (83,107)
                                                                               ---------         ---------
         Total stockholders' equity                                              261,274           248,129
                                                                               ---------         ---------
Total liabilities and stockholders' equity                                     $ 655,672         $ 585,142
                                                                               =========         =========




               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             (Amounts in thousands, except earnings per share data)



                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                    JUNE 30,                               JUNE 30,

                                                              1998            1997               1998              1997
                                                              ----            ----               ----              ----
Net sales                                                  $ 181,216       $ 187,360          $ 368,644         $ 367,568

Cost of sales                                                153,988         157,175            308,920           308,145
                                                           ---------       ---------          ---------         ---------

     Gross profit                                             27,228          30,185             59,724            59,423

Selling, general & administrative expenses                    13,601          11,451             26,307            23,162

Research and development expenses                              1,738           1,685              3,966             2,352
                                                           ---------       ---------          ---------         ---------

     Income from operations                                   11,889          17,049             29,451            33,909

Interest expense                                               4,580           4,286              8,719             6,746

Other income                                                    (382)          (438)               (349)             (959)
                                                           ---------      ---------           ---------         ---------

     Income before income taxes                                7,691          13,201             21,081            28,122

Provision for income taxes                                     2,923           5,016              8,011            10,686
                                                           ---------       ---------          ---------         ---------


Net income                                                 $   4,768       $   8,185          $  13,070         $  17,436
                                                           =========       =========          =========         =========


Earnings per share:
  Basic                                                         $.22            $.38               $.60              $.74
  Diluted                                                        .22             .38                .60               .74

Average shares outstanding:
  Basic                                                       21,729          21,627             21,702            23,552
  Diluted                                                     21,940          21,772             21,922            23,666









               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)


                                                                                      SIX MONTHS ENDED JUNE 30,

                                                                                        1998             1997
                                                                                       ------           ------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $ 13,070        $ 17,436
     Depreciation and amortization                                                      16,592          15,515
     Increase in receivables                                                           (10,995)        (24,749)
     (Increase)/decrease in inventories                                                (11,681)          4,000
     Increase in other current assets                                                  (14,427)         (5,105)
     Decrease in accounts payable                                                       (1,673)           (403)
     Increase in other accrued liabilities                                               7,634           9,860
     Other, net                                                                           (638)         (8,704)
                                                                                      --------        --------

         Net cash provided by/(used for) operating activities                           (2,118)          7,850

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                                         (14,776)        (21,080)
     Acquisitions, net of cash acquired                                                 (1,909)              0
     Other                                                                              (7,143)         (3,321)
                                                                                      --------        --------

         Net cash used for investing activities                                        (23,828)        (24,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                                                 25,231         149,250
     Payment of debt                                                                      (742)        (66,604)
     Repurchase of common stock                                                              0         (72,490)
     Payment of financing fees                                                               0          (4,250)
     Dividends paid                                                                       (651)           (734)
     Other, net                                                                            964             827
                                                                                      --------        --------

         Net cash provided by financing activities                                      24,802           5,999

Net decrease in cash and cash equivalents                                               (1,144)        (10,552)

Cash and cash equivalents at beginning of period                                        21,207          27,406
                                                                                      --------        --------

Cash and cash equivalents at end of period                                            $ 20,063        $ 16,854
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

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



A.       ACCOUNTING POLICIES

         In the opinion of Titan International, Inc. ("Titan" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997.

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


B.       INVENTORIES

         Inventories consisted of the following (in thousands):


                                                                       June 30,        December 31,
                                                                         1998              1997
                                                                       --------          --------

           Raw materials                                              $  49,839         $  41,486
           Work-in-process                                               17,459            12,412
           Finished goods                                                84,999            82,219
                                                                      ---------         ---------
                                                                        152,297           136,117

           LIFO reserve                                                   4,104             2,315
                                                                      ---------         ---------
                                                                      $ 156,401         $ 138,432
                                                                      =========         =========

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


C.       FIXED ASSETS

         Property, plant and equipment, net reflects accumulated depreciation of $113.1 million and $100.4 million at June 30, 1998, and December 31, 1997, respectively.


D.       GOODWILL

         Goodwill, net reflects accumulated amortization of $5.0 million and $4.4 million at June 30, 1998, and December 31, 1997, respectively.


E.       LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):

                                                                 June 30,             December 31,
                                                                   1998                   1997
                                                                 --------               --------

          Senior subordinated notes                             $ 150,000              $ 150,000
          Credit facility                                          25,000                      0
          Note payable to Pirelli Armstrong Tire Corp.             19,743                 19,743
          Industrial revenue bonds & other                         18,816                 13,027
                                                                ---------              ---------
                                                                  213,559                182,770

          Less:  Amounts due within one year                        5,206                  1,065
                                                                ---------              ---------

                                                                $ 208,353              $ 181,705
                                                                =========              =========


         Aggregate maturities of long-term debt at June 30, 1998 are as follows (in thousands):


          July 1 - December 31, 1998                            $   2,617
          1999                                                      3,632
          2000                                                     20,564
          2001                                                        733
          2002 and thereafter                                     186,013
                                                                ---------
                                                                $ 213,559
                                                                =========

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



F.       NEW ACCOUNTING STANDARD

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Comprehensive income, which includes net income and the effect of currency translation, was $4.5 million for the second quarter of 1998, compared to $7.2 million in 1997. Comprehensive income for the six months ended June 30, 1998 was $12.3 million, compared to $14.2 million in 1997.

                            TITAN INTERNATIONAL, INC.
ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter ended June 30, 1998, were $181.2 million, compared to 1997 second quarter sales of $187.4 million. Sales for the six months ended June 30, 1998, were $368.6 million, compared to 1997 sales of $367.6 million. During the quarter, the Company experienced a labor strike at its Des Moines, Iowa tire facility, the largest of the Company's tire operations. As a result, tire production volumes decreased which caused decreases in sales and operating results, as discussed below. This decrease was partially offset by continued growth in the agricultural and earthmoving/ construction markets and the acquisition of Fabrica Uruguaya de Neumaticos S.A. ("FUNSA") in June 1998.

Sales in the agricultural market were $92.0 and $190.2 million for the second quarter of 1998 and for the six months ended June 30, 1998 respectively, as compared to $98.3 and $190.1 million in 1997. Earthmoving/construction market sales were $46.5 and $94.4 million for the second quarter of 1998 and for the six months ended June 30, 1998 respectively, as compared to $44.1 and $86.7 million in 1997. The Company's consumer market sales were $42.7 and $84.0 million for the second quarter of 1998 and for the six months ended June 30, 1998 respectively, as compared to $45.0 and $90.8 million in 1997. The decrease in consumer market sales is primarily due to the Company's continued focus on its core products within this market. Sales in all markets were negatively impacted by a labor strike at the Company's Des Moines, Iowa facility. The decrease in sales was partially offset by continued growth in the agricultural and earthmoving/construction markets.

Cost of sales was $154.0 and $308.9 million for the second quarter of 1998 and for the six months ended June 30, 1998 respectively, as compared to $157.2 and $308.1 million in 1997. Gross profit for the second quarter of 1998 was $27.2 million or 15.0% of net sales, compared to $30.2 million, or 16.1% of net sales for the second quarter of 1997. Gross profit for the six months ended June 30, 1998 was $59.7 million or 16.2% of net sales, compared to $59.4 or 16.2% of net sales for 1997. Gross profit for the second quarter of 1998 was negatively impacted by a labor strike at the Company's Des Moines, Iowa, facility.

                            TITAN INTERNATIONAL, INC.
ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative ("SG&A") expenses for the second quarter of 1998 were $13.6 million or 7.5% of net sales, compared to $11.5 million or 6.1% of sales for 1997. SG&A expenses for the six months ended June 30, 1998 were $26.3 million or 7.1% of sales, compared to $23.2 million or 6.3% of sales in 1997. The rise in SG&A expenses is primarily due to increased selling and other administrative costs. Research and development ("R&D") expenses for the second quarter of 1998 were $1.7 million or 0.9% of net sales, compared to $1.7 million or 0.9% of net sales for 1997. R&D expenses for the six months ended June 30, 1998 were $4.0 million or 1.1% of sales, compared to $2.4 million or 0.7% for 1997. R&D expenses were impacted by increased spending related to the development of the Grizz LSW series of wheel and tire assemblies.

Income from operations for the second quarter of 1998 was $11.9 million or 6.6% of net sales, compared to $17.0 million or 9.1% in 1997. Income from operations for the six months ended June 30, 1998 was $29.5 million or 8.0% of net sales, compared to $33.9 million or 9.2% in 1997. Income from operations was negatively impacted by a labor strike at the Company's Des Moines, Iowa facility, increased advertising, administrative costs and research and development spending related to the Grizz LSW series of wheel and tire assemblies.

Interest expense was $4.6 and $8.7 million for the second quarter of 1998 and for the six months ended June 30, 1998 respectively, compared to $4.3 and $6.7 million in 1997. Interest expense increased due to the Company's higher average debt during the second quarter of 1998 and for the six months ended June 30, 1998.

Net income for the second quarter of 1998 and for the six months ended June 30, 1998 was $4.8 and $13.1 million respectively, compared to $8.2 and $17.4 million in 1997. Basic and diluted earnings per share were $.22 and $.60 for the second quarter of 1998 and the six months ended June 30, 1998 respectively, compared to $.38 and $.74 in 1997.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

In the first six months of 1998, negative cash flows from operating activities of $2.1 million resulted from increases in receivables, inventories and other current assets. These amounts were partially offset by increases in other accrued liabilities. The increase in receivables is primarily due to payment terms offered to certain European and tire customers and the increase in inventory is primarily due to higher production in the first six months of 1998. The increase in other current assets is primarily due to reimbursable costs related to the Company's new tire facility located in Brownsville, Texas.

The Company has invested $14.8 million in capital expenditures in 1998, including $3.5 million for equipment and construction related to the Brownsville, Texas facility. The balance represents various equipment purchases and building improvements to enhance production capabilities.

During the second quarter, Titan acquired 81 percent of the common stock of FUNSA. The facility produces car radial and specialty tires including agricultural tires. The Company's net sales, net income and earnings per share for the three and six months ended June 30, 1998, and 1997, would not have been significantly different had the acquisition occurred on January 1, 1997. The acquisition did not have a significant effect on the Company's financial position at June 30, 1998.

The Company received $25.0 million in proceeds from its $200 million revolving credit facility. These proceeds have been used to fund operations and capital expenditures.

At June 30, 1998, the Company had cash and cash equivalents of $20.1 million. Cash on hand, anticipated internal cash flows and utilization of available borrowing under the Company's credit facilities are expected to provide sufficient liquidity for working capital needs, capital expenditures and acquisitions for the foreseeable future.


YEAR 2000

The Company's Year 2000 activities are progressing as planned and as described in the Company's 1997 Annual Report on Form 10-K.

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


ITEMS 1 THROUGH 3 ARE NOT APPLICABLE.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Company held its Annual Meeting of Stockholders on May 21, 1998, for the purpose of electing two directors to serve for three year terms, amending the Company's 1994 Non-Employee Director Stock Option Plan and approving the appointment of independent auditors.


             All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                                       Shares                    Shares
                                                      Voted For                 Withheld
                                                      ---------                 --------
              Edward J. Campbell                      18,249,103                111,218

              Maurice M. Taylor, Jr.                  18,249,123                111,198


             The amendment to the Company's 1994 Non-Employee Director Stock Option Plan was approved by the following vote:

                                                           Shares                   Shares                 Shares
                                                         Voted For                 Against                Withheld
                                                         ---------                 --------               --------
                                                         17,049,430                1,272,018              38,873

             The appointment of PricewaterhouseCoopers LLP as independent auditors was approved by the following vote:




                                                           Shares                   Shares                 Shares
                                                         Voted For                 Against                Withheld
                                                         ---------                 --------               --------
                                                         18,338,391                7,401                  14,529

                            TITAN INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION


ITEM 5.      OTHER MATTERS

             The United Steelworkers Local 164 at Titan Tire Corporation, a subsidiary of Titan International, Inc., chose to go on strike at the Des Moines, Iowa, facility when their contract expired at midnight on April 30, 1998. Titan supervisors, salaried employees and replacement workers will continue production at the facility to minimize the effect to customers. Despite the strike action, Titan Tire Corporation is continuing negotiations with the representatives of the Steelworkers.


ITEM 6 IS NOT APPLICABLE.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         TITAN INTERNATIONAL, INC.
                                               (REGISTRANT)




DATE:    August 7, 1998         BY:  /s/Kent W. Hackamack
      -------------------           ----------------------------------------
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
