Form 10-Q
period 1998-09-30
TITAN INTERNATIONAL INC
filed 1998-11-06
CIK 899751

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 FOR QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998

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


                                 (217) 228-6011
                               (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. YES X     NO
                         ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                      SHARES OUTSTANDING AT
         CLASS                                          OCTOBER 30, 1998
         -----                                        ---------------------

COMMON STOCK, NO PAR VALUE PER SHARE                       20,920,613



                            TITAN INTERNATIONAL, INC.

                                TABLE OF CONTENTS



                                                                                Page Number
                                                                                -----------
Part I.           Financial Information

    Item 1.       Financial Statements (Unaudited)

                  Consolidated Condensed Balance Sheets -
                  September 30, 1998 and December 31, 1997                           1

                  Consolidated Condensed Statements of Operations
                  For the Three and Nine Months Ended
                  September 30, 1998 and 1997                                        2

                  Consolidated Condensed Statements of
                  Cash Flows for the Nine Months Ended
                  September 30, 1998 and 1997                                        3

                  Notes to Consolidated Condensed Financial Statements             4-6


    Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                    7-9


Part II.          Other Information and Signature                                10-11



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            TITAN INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    (Amounts in thousands, except share data)


                                                                         SEPTEMBER 30,            DECEMBER 31,
                                                                             1998                     1997
                                                                         -------------            -------------
ASSETS
Current assets
    Cash and cash equivalents                                                $ 18,397               $ 21,207

    Accounts receivable (net of allowance of
      $5,970 and $4,598, respectively)                                        117,273                112,795
    Inventories                                                               168,573                138,432
    Prepaid and other current assets                                           28,652                 26,162
                                                                             --------               --------
        Total current assets                                                  332,895                298,596

Property, plant and equipment, net                                            246,659                210,290
Other assets                                                                   46,197                 33,768
Goodwill, net                                                                  41,831                 42,488
                                                                             --------               --------
        Total assets                                                         $667,582               $585,142
                                                                             ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current portion of long-term debt                                        $  4,945               $  1,065
    Accounts payable                                                           71,091                 70,480
    Other current liabilities                                                  74,548                 43,142
                                                                             --------               --------
        Total current liabilities                                             150,584                114,687

Deferred income taxes                                                          21,156                 21,021
Other long-term liabilities                                                    23,739                 19,600
Long-term debt                                                                213,171                181,705
                                                                             --------               --------
        Total liabilities                                                     408,650                337,013
                                                                             --------               --------

Stockholders' equity
    Common stock, no par, 60,000,000 shares authorized,
      27,489,597 and 27,380,620, respectively                                      27                     27
    Additional paid-in capital                                                214,443                212,615
    Retained earnings                                                         134,451                121,934
    Accumulated other comprehensive income                                      (591)                 (3,340)
    Treasury stock at cost: 6,316,784 and 5,738,784 shares,
      Respectively                                                           (89,398)                (83,107)
                                                                             --------               --------
        Total stockholders' equity                                            258,932                248,129
                                                                             --------               --------

Total liabilities and stockholders' equity                                   $667,582               $585,142
                                                                             ========               ========



         The accompanying notes are an integral part of the consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             (Amounts in thousands, except earnings per share data)


                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                                ------------------              ------------------

                                                              1998             1997             1998         1997
                                                              ----             ----             ----         ----
Net sales                                                      $ 149,186    $ 156,679        $ 517,830    $ 524,247

Cost of sales                                                    130,166      133,991          439,086      442,136
                                                               ---------    ---------        ---------    ---------

    Gross profit                                                  19,020       22,688           78,744       82,111

Selling, general & administrative expenses                        12,538       11,044           38,845       34,206

Research and development expenses                                  1,465        2,453            5,431        4,805
                                                               ---------    ---------        ---------    ---------

    Income from operations                                         5,017        9,191           34,468       43,100

Interest expense                                                   4,678        4,202           13,397       10,948

Other income                                                        (334)        (862)            (683)      (1,821)
                                                               ---------    ---------        ---------    ---------

    Income before income taxes                                       673        5,851           21,754       33,973

Provision for income taxes                                           256        2,224            8,267       12,910
                                                               ---------    ---------        ---------    ---------

Net income                                                     $     417    $   3,627        $  13,487    $  21,063
                                                               =========    =========        =========    =========


Earnings per share:
  Basic                                                        $     .02    $     .17        $     .62    $     .91
  Diluted                                                      $     .02    $     .17        $     .62    $     .91

Average shares outstanding:
  Basic                                                           21,657       21,615           21,687       22,899
  Diluted                                                         21,725       21,831           21,856       23,047










         The accompanying notes are an integral part of the consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)


                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                    1998                   1997
                                                                    ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $  13,487               $  21,063
    Depreciation and amortization                                 25,322                  23,755
    (Increase)/decrease in receivables                             6,387                 (12,043)
    (Increase)/decrease in inventories                           (18,860)                  8,448
    Increase in other current assets                              (1,176)                 (8,646)
    Decrease in accounts payable                                  (6,878)                 (4,587)
    Increase in other accrued liabilities                          6,769                   7,504
    Other, net                                                      (512)                 (6,028)
                                                               ---------               ---------

        Net cash provided by operating activities                 24,539                  29,466

Cash flows from investing activities:
    Capital expenditures, net                                    (28,462)                (29,981)
    Acquisitions, net of cash acquired                           (14,686)                      0
    Other                                                         (7,143)                 (3,321)
                                                               ---------               ---------

        Net cash used for investing activities                   (50,291)                (33,302)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from long-term borrowings                            30,000                 149,250
    Payment of debt                                                 (954)                (75,690)
    Repurchase of common stock                                    (5,850)                (72,816)
    Payment of financing fees                                       (610)                 (4,300)
    Dividends paid                                                  (977)                 (1,059)
    Other, net                                                     1,333                   1,464
                                                               ---------               ---------

        Net cash provided by/(used for) financing activities      22,942                  (3,151)

Net decrease in cash and cash equivalents                         (2,810)                 (6,987)

Cash and cash equivalents at beginning of period                  21,207                  27,406
                                                               ---------               ---------

Can and cash equivalents at end of period                      $  18,397               $  20,419
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

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.       ACCOUNTING POLICIES

         In the opinion of Titan International, Inc. ("Titan" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997.

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


B.       INVENTORIES

         Inventories consisted of the following (in thousands):



                                        September 30,          December 31,
                                             1998                  1997
                                        ------------           ------------
           Raw materials                   $ 58,350              $ 41,486
           Work-in-process                   18,068                12,412
           Finished goods                    87,361                82,219
                                           --------              --------
                                            163,779               136,117

           LIFO reserve                       4,794                 2,315
                                           --------              --------
                                           $168,573              $138,432
                                           ========              ========



C.       FIXED ASSETS

         Property, plant and equipment, net reflects accumulated depreciation of $120.5 million and $100.4 million at September 30, 1998, and December 31, 1997, respectively. The Company acquired certain assets of Condere Corporation from the United States Bankruptcy Court for the Southern District of Mississippi for a total estimated purchase price of $28 million, which included a cash payment of $13 million.

                           TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

D.       GOODWILL

         Goodwill, net reflects accumulated amortization of $5.4 million and $4.4 million at September 30, 1998, and December 31, 1997, respectively.


E.       LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):


                                                              September 30,          December 31,
                                                                   1998                  1997
                                                                   ----                  ----


           Senior subordinated notes                            $  150,000            $  150,000
           Credit facility                                          30,000                     0
           Note payable to Pirelli Armstrong Tire Corp.             19,743                19,743
           Industrial revenue bonds and other                       18,373                13,027
                                                                ----------            ----------
                                                                   218,116               182,770

           Less:  Amounts due within one year                        4,945                 1,065
                                                                ----------            ----------

                                                                $  213,171            $  181,705
                                                                ==========            ==========

         Aggregate maturities of long-term debt at September 30, 1998 are as follows (in thousands):


           October 1 - December 31, 1998           $   1,306
           1999                                        4,504
           2000                                       20,560
           2001                                          733
           2002 and thereafter                       191,013
                                                   ---------
                                                   $ 218,116

         In September 1998, the Company increased its availability under its credit facility from $200 million to $250 million. Interest rate and foreign currency borrowing options and covenants under the new facility remain similar to those under the prior facility.

                           TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


F.       STOCK REPURCHASE PROGRAM

         The Company's Board of Directors has authorized the Company to repurchase up to ten million shares of its common stock. During the quarter ended September 30, 1998, the Company repurchased 0.6 million shares of common stock in the open market. The Company is authorized to repurchase an additional 3.7 million common shares.

G.       NEW ACCOUNTING STANDARD

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Comprehensive income, which includes net income and the effect of currency translation, was $3.9 million for the third quarter of 1998, compared to $3.7 million in 1997. Comprehensive income for the nine months ended September 30, 1998 was $16.2 million, compared to $23.3 million in 1997.

                            TITAN INTERNATIONAL, INC.
ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales for the quarter ended September 30, 1998, were $149.2 million compared to 1997 third quarter sales of $156.7 million. Sales for the nine months ended September 30, 1998, were $517.8 million, compared to 1997 sales of $524.2 million. During the quarter, the Company continued to experience a labor strike at its Des Moines, Iowa tire facility, the largest of the Company's tire operations. Production capacity at the Des Moines, Iowa tire facility has decreased to approximately half of full capacity resulting in a decrease in tire production volume and therefore a decrease in sales and operating results, as discussed below. The decrease in sales was partially offset by the acquisition of Fabrica Uruguaya de Neumaticos S.A. ("FUNSA") in June 1998.

Sales in the agricultural market were $69.7 and $259.9 million for the third quarter of 1998 and for the nine months ended September 30, 1998 respectively, as compared to $78.9 and $269.0 million in 1997. Earthmoving/construction market sales were $40.8 and $135.2 million for the third quarter of 1998 and for the nine months ended September 30, 1998 respectively, as compared to $40.7 and
127.3 million in 1997. The Company's consumer market sales were $38.7 and $122.7 million for the third quarter of 1998 and for the nine months ended September 30, 1998 respectively, as compared to $37.1 and $127.9 million in 1997. Sales in all markets were negatively impacted by a labor strike at the Company's Des Moines, Iowa facility.

Cost of sales was $130.2 and $439.1 million for the third quarter of 1998 and for the nine months ended September 30, 1998 respectively, as compared to $134.0 and $442.1 million in 1997. Gross profit for the third quarter of 1998 was $19.0 million or 12.7% of net sales, compared to $22.7 million or 14.5% of net sales for the third quarter of 1997. Gross profit for the nine months ended September 30, 1998 was $78.7 million or 15.2% of net sales, compared to $82.1 million or 15.7% for 1997. Gross profit for the third quarter of 1998 and for the nine months ended September 30, 1998, was negatively impacted by inefficiencies caused by the labor strike at the Company's Des Moines, Iowa facility.

Selling, general and administrative ("SG&A") expenses for the third quarter of 1998 were $12.5 million or 8.4% of net sales, compared to $11.0 million or 7.0% of sales for 1997. SG&A expenses for the nine months ended September 30, 1998 were $38.8 million or 7.5% of sales, compared to $34.2 million or 6.5% of sales in 1997. The rise in SG&A expenses is primarily due to acquisitions coupled with increased administrative and systems staffing. Research and development ("R&D") expenses for the third quarter of 1998 were $1.5 million or 1.0% of net sales, compared to $2.5 million or 1.6% of sales for 1997. R&D expenses for the nine months ended September 30, 1998 were $5.4 million or 1.0% of sales, compared to $4.8 million or 0.9% for 1997.

                           TITAN INTERNATIONAL, INC.
ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (CONTINUED)

Income from operations for the third quarter of 1998 was $5.0 million or 3.4% of net sales, compared to $9.2 million or 5.9% in 1997. Income from operations for the nine months ended September 30, 1998 was $34.5 million or 6.7% of net sales, compared to $43.1 million or 8.2% in 1997. Income from operations was impacted by the items described in the preceding paragraphs.

Interest expense was $4.7 and $13.4 for the third quarter of 1998 and for the nine months ended September 30, 1998 respectively, compared to $4.2 million and $10.9 million in 1997. Interest expense increased due the Company's higher average debt during the third quarter of 1998 and for the nine months ended September 30, 1998.

Net income for the third quarter of 1998 and for the nine months ended September 30, 1998 was $0.4 and $3.6 million respectively, compared to $3.6 and $21.1 million in 1997. Basic and diluted earnings per share were $.02 and $.62 for the third quarter and nine months ended September 30, 1998 respectively compared to $.17 and $.91 in 1997.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities of $24.5 million for the nine months ended September 30, 1998 were attributed to net income, decreases in receivables and increases in other accrued liabilities. These amounts were partially offset by increases in inventories and decreases in accounts payable. The Company has built inventory to meet expected production and sales demand in the next six months.

The Company has invested $28.5 million in capital expenditures in 1998, including $4.1 million for equipment and construction related to the Brownsville, Texas facility. The balance represents various equipment purchases and building improvements to enhance production capabilities.

During the second quarter, Titan acquired 81 percent of the common stock of FUNSA. In September 1998, the Company acquired certain assets of Condere Corporation from the United States Bankruptcy Court for the Southern District of Mississippi for a total estimated purchase price of $28 million, which included a cash payment of $13 million.

                           TITAN INTERNATIONAL, INC.
ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

In September 1998, the Company increased its availability under its credit facility from $200 million to $250 million. The Company received $30.0 million in proceeds from its $250 million revolving credit facility. These proceeds have been used to fund operations and capital expenditures.

During the quarter ended September 30, 1998, the Company repurchased 0.6 million shares of common stock in the open market. The Company is authorized to repurchase an additional 3.7 million common shares.

At September 30, 1998, the Company had cash and cash equivalents of $18.4 million. Cash on hand, anticipated internal cash flows and utilization of available borrowing under the Company's credit facilities are expected to provide sufficient liquidity for working capital needs, capital expenditures and acquisitions for the foreseeable future.


YEAR 2000

The Company's objective is to become Year 2000 compliant, and develop a contingency plan, by mid-1999. The Company believes it is on schedule to accomplish this objective. The Company is in process of requesting information from its significant suppliers and customers that they are addressing this issue to ensure there will be no major disruptions. The total cost to become Year 2000 compliant has not been material and the Company does not expect future costs to have a material impact on the Company's financial position or results of operations. No assurances can be given regarding the Company's compliance, especially as it relates to third parties. The Company is in process of developing contingency plans should any Year 2000 failures occur.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Readers should note that in addition to the historical information contained herein, this Form 10-Q contains forward-looking statements, which are inherently subject to risks, and uncertainties that could cause actual results to differ materially from those contemplated by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, as well as in the Company's 1997 Annual Report on Form 10-K.

                            TITAN INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION



ITEMS 1 THROUGH 4 ARE NOT APPLICABLE.


ITEM 5.           OTHER MATTERS

                  Discretionary Proxy Voting Authority/Stockholder Proposals

                  The Securities and Exchange Commission recently amended Rule 14a-4 under the Securities Exchange Act of 1934, which governs the use by the Company of discretionary voting authority with respect to stockholder proposals. Rule 14a-4(c) (1) provides that, if the proponent of a stockholder proposal fails to notify the Company at least 45 days prior to the month and day of mailing the prior year's proxy statement, the proxies of the Company's management would be permitted to use their discretionary authority at the Company's next annual meeting of stockholders if the proposal were raised at the meeting without any discussion of the matter in the proxy statement. For purposes of the Company's 1999 Annual Meeting of Stockholders, this deadline is February 22, 1999.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                  See the index to exhibits immediately preceding the exhibits filed with this report.

                  (b)      Reports on Form 8-K

                  The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1998.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       TITAN INTERNATIONAL, INC.
                                                              (Registrant)



Date:  November 6, 1998             By:   /s/ Kent W. Hackamack
     --------------------------          ---------------------------------------
                                         Kent W. Hackamack
                                         Vice President of Finance and Treasurer
                                          (Principal Financial Officer and
                                           Principal Accounting Officer)

                            TITAN INTERNATIONAL, INC.

                                  EXHIBIT INDEX



Exhibit
Number         Description
------         -----------

3              Restated Articles of Incorporation of Titan

4 Multicurrency Credit Agreement dated September 17, 1998 among the Company, Harris Trust and Savings Bank and the banks named therein

27             Financial Data Schedule