Form 10-K405
period 1998-12-31
TITAN INTERNATIONAL INC
filed 1999-03-29
CIK 899751

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 26, 1999, 20,883,197 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $100,737,784 based upon the closing price of the common stock on the New York Stock Exchange on February 26, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the registrant's definitive proxy statement for its annual meeting of stockholders to be held May 20, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

GENERAL

     Titan International, Inc. ("Titan" or the "Company") is a global manufacturer of off-highway steel wheels and tires in the agricultural, earthmoving/construction and consumer markets. Titan generally manufactures both wheels and tires for these markets and provides the value-added service of assembling the completed wheel-tire system. The Company offers a broad range of different products that are manufactured in relatively short production runs to meet Original Equipment Manufacturers' ("OEM") specifications and/or aftermarket customer requirements.

     During the mid-1990s Titan began a process to reengineer the wheel and tire industry. The Company established a new identity, creating the framework for continued well-managed growth. Titan continues a multi-year plan to focus on its core business and lay the groundwork for ongoing growth and strength in the off-highway wheel, tire and assembly business. Product innovation has demonstrated Titan's leadership with the development of the Grizz LSW series of wheels and tires, which is expected to considerably enhance the performance of off-highway vehicles.

     In 1998, Titan's sales in the agricultural market represented 50% of net sales, the earthmoving/ construction market represented 26% of net sales and the consumer market represented 24% of net sales. For information concerning the revenues, certain expenses, income from operations and assets attributable to each of the segments in which the Company operates, see Note 15 to the consolidated financial statements of Titan International, Inc. included in Item 8 herein.

AGRICULTURAL MARKET

     Titan sells agricultural wheels, rims and tires to OEMs and aftermarket distributors. These wheels, rims and tires are manufactured by Titan for installation on various agricultural and forestry equipment, such as tractors, combines, skidders, plows, planters and irrigation equipment. The wheels and rims range in diameter from 4" to 54" with the 54" diameter being the largest agricultural wheel manufactured in North America. Basic configurations are combined with other features (such as various centers and a wide range of material thickness) allowing the Company to offer a broad line of different product models to meet customer specifications. The agricultural tires range in diameter from 8" to 54" and in width from 4.8" to 30.5". The Company offers the added value of a wheel and tire assembly to its customers. The Company's aftermarket tires are marketed through a network of independent distributors and Titan's own distribution centers.

EARTHMOVING/CONSTRUCTION MARKET

     The Company manufactures wheels and rims for various types of earthmoving, mining and construction equipment, including skid steers, cranes, graders and levelers, scrapers, self-propelled shovel loaders, load transporters, haul trucks and back-hoe loaders. These wheels and rims range in diameter from 20" to 63" (with the new 63" diameter being the largest earthmoving/construction wheel manufactured in North America), in width from 8" to 44", and in weight from 125 pounds to 6,300 pounds. Titan currently produces a wide range of tires for the earthmoving/construction market. The Company believes that it provides its customers with a broad range of earthmoving/construction wheels and rims. The majority of the earthmoving/construction wheels produced by Titan are sold directly to OEMs. The earthmoving/construction tire market is another area in which the Company can offer the added value of wheel and tire assembly.

CONSUMER MARKET

     Titan manufactures a variety of products for the all terrain vehicles ("ATV"), lawn and garden and trailer products. The success of the Company's ATV and lawn and garden products has led to increased sales during 1998. The Company's smaller diameter rolled rims, which have replaced certain back-to-back wheels, have enhanced Titan's position in the lawn and grounds care and ATV markets. Titan currently produces a wide range of tires for the consumer market. The consumer market is another area in which the Company can offer the value-added service of a wheel-tire system. The Company continues to hold significant shares of the domestic markets for boat, recreational, agricultural and utility trailers. Titan's goal is for continued growth in 1999 with additions of new sizes in ATV, lawn and garden and trailer products.

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

     Earthmoving/construction large steel wheels are manufactured principally from hot rolled steel sections. This process is used because the high load bearing capacity of these wheels requires rim thickness which is beyond the capability of cold-rolling. Rims are built up from a series of hoops that are welded together to form a rim base. The complete rim is made from either three or five separate parts that then lock together after the rubber tire has been fitted to the wheel and inflated.

     Smaller wheels (usually 12" or less in diameter), of which the majority are produced for consumer markets, are manufactured by a process in which half-wheels are press-formed, then two of these half-wheel stampings are welded together to form a complete wheel. Titan has begun replacing certain back-to-back wheels with new smaller diameter rolled rims. Generally, for larger wheels (12" or more in diameter) produced for the consumer market, the Company manufactures rims and centers, welds the rims to the centers and then paints the assembled product.

     Tire Manufacturing Process. Tires are produced by mixing rubber, carbon black and chemicals to form various rubber compounds. These rubber compounds are then extruded or processed with textile steel materials to make specific components. These components: beads (wire bundles that anchor the tire with the wheel), plies (layers of fabric that give the tire strength), belts (fabric or steel fabric wrapped under tread in some tires), tread and sidewall, are then assembled into an uncured tire. The uncured tire is placed in a press that molds the tire under set time, temperature and pressure into a finished tire.

     Wheel and Tire Assemblies. The Company's unique position as a manufacturer of both wheels and tires allows Titan to mount and deliver one of the largest selections of off-road assemblies in the world. Backed by the resources of the Company's facilities, Titan provides the value-added service of one-stop shopping for wheel-tire assemblies for the agricultural, earthmoving/construction and consumer markets. Customer orders are entered into the Company's system either by electronic data interchange or manually. Based on each customer's requirements, the appropriate wheel-tire assembly and delivery schedule is formulated. The Company's just-in-time delivery program offers the product to the customer when requested.

     Quality Control. The Company is ISO 9000 certified at seven of its manufacturing facilities. The ISO 9000 series is a set of related and internationally recognized standards of management and quality assurance. The standards specify guidelines for establishing, documenting and maintaining a system to ensure consistent quality practices.

RAW MATERIALS

     The primary raw materials used by the Company in all segments are steel and rubber. Due to demand/capacity issues in the steel industry, steel procurement planning and execution are paramount. To ensure a consistent steel supply, Titan purchases its basic steel from key steel mills and maintains relationships with steel processors for steel preparation. The Company is not dependent on any single producer for its supply of steel. Rubber and raw materials for tire manufacture are the Company's second largest commodity expense. Titan buys rubber in markets where there are numerous sources of supply. In addition to the development of key suppliers domestically, the Company's strategic procurement plan includes international suppliers to assure competitive price and quality in the global marketplace. As is customary in the industry, the Company does not have long-term contracts for the purchase of steel or rubber and, therefore, its purchases are subject to fluctuation in price.

CUSTOMERS

     The Company's ten largest customers accounted for approximately 46% of net sales for the year ended December 31, 1998, compared to 45% for the year ended December 31, 1997. Net sales to Deere & Company in Titan's agricultural, earthmoving/construction and consumer markets represent 16% of the Company's consolidated revenues for the year ended December 31, 1998. No other customers accounted for more than 10% of the Company's net sales in 1998.

MARKETING AND DISTRIBUTION

     The Company has an internal sales force and utilizes several manufacturing representative firms for sales in the United States, Europe and South America. In the United States sales representatives are utilized within geographical regions. The International sales force includes employees in France, Germany, Italy, United Kingdom, and Uruguay. The Company believes International sales efforts are enhanced when sales representatives sell primarily within their native countries.

     Titan distributes wheels and tires directly to OEMs. The distribution of aftermarket tires is done primarily through a network of independent dealers. The Company distributes wheel and tire assemblies through its own distribution centers directly to OEMs and to aftermarket customers. Titan's distribution network consists of fourteen facilities throughout the United States and Europe, which are strategically located near major OEMs and aftermarket customers for just-in-time delivery.

RESEARCH, DEVELOPMENT AND ENGINEERING

     The Company's research, development and engineering staffs test new designs and technologies, developing new manufacturing methods to improve product quality and performance. These services enhance the Company's relationship with its customers. The Company has spent $2.7 million, $6.8 million and $7.1 million on research and development for the years ended December 31, 1996, 1997 and 1998, respectively. The increase in cost in 1997 and 1998 is primarily due to the development of the Grizz LSW series of wheels and tires, which is expected to considerably enhance the performance of off-highway vehicles. Titan continues to introduce new designs of Grizz LSW wheel and tire assemblies for the agricultural, earthmoving/construction and consumer markets.

     The Grizz LSW wheel and tire assemblies reduce bounce, hop, lope and heat build-up and provide more stability and safety for the operator, which in turn means greater productivity. The key to the success of the Grizz LSW is an increase in the diameter of the wheel while maintaining the original outside diameter of the tire. This is accomplished by lowering the sidewall (LSW is an acronym for low sidewall) and increasing its strength. Maintaining the original outside diameter of the tire allows the Grizz LSW to improve the performance of agricultural, earthmoving/construction and consumer equipment without further modification.

BACKLOG

     As of February 28, 1999, Titan estimates that it had $193 million in firm orders compared to $230 million at February 28, 1998. Orders are considered firm if the customer would be obligated to accept the product if manufactured and delivered pursuant to the terms of such orders. The Company believes that the majority of its current backlog orders will be filled during the current year.

COMPETITION

     The Company competes with several domestic and international competitors, some of which are larger and have greater financial and marketing resources than Titan. The Company believes it is the primary source of steel wheels and rims to the majority of its North American customers. Major competitors in the wheel market include GKN Wheels, Ltd., and Topy Industry, Ltd., and major competitors in the tire market include Goodyear Tire & Rubber Co. and Bridgestone-Firestone. The Company competes primarily on the basis of price, quality, customer service, design capability and delivery time. The Company's ability to compete with international competitors may be adversely affected by currency fluctuations. In addition, certain of the Company's OEM customers could, under certain circumstances, elect to manufacture certain of the Company's products to meet their requirements or to otherwise compete with the Company. There can be no assurance that the businesses of the Company will not be adversely affected by increased competition in the markets in which it operates or that the Company's competitors will not develop products that are more effective or less expensive than the Company's products or which could render certain of the Company's products less competitive. From time to time, certain competitors of the Company have reduced their prices in particular product categories, which has caused the Company to reduce its prices. There can be no assurance that in the future competitors of the Company will not further reduce prices or that any such reductions would not have a material adverse effect on the Company.

EMPLOYEES

     At December 31, 1998, the Company employed approximately 5,600 people in the United States, Europe and South America. Approximately 21% of the Company's employees in the United States are covered by two collective bargaining agreements, which have or will expire before the year 2000. The majority of employees at Titan's foreign facilities are represented by collective bargaining agreements which are renewed from time to time depending on terms of the agreement and the laws of the foreign jurisdiction. Since the expiration of their collective bargaining agreement on April 30, 1998, approximately 600 employees at the Company's Des Moines, Iowa facility have been on strike. The Company has been hiring and training replacement workers. Although the Company believes that its relations with its employees are generally good, any extended continuation of the Des Moines, Iowa strike could continue to have a material adverse effect on the Company's financial position and results of operations.

INTERNATIONAL OPERATIONS

     In addition to the Company's United States facilities, Titan maintains facilities in Europe and South America. For the year ended December 31, 1998, the Company generated 26% of its net sales from foreign operations. International operations and exports to foreign markets are subject to a number of special risks, including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of markets, restrictive actions by foreign governments (such as restrictions on transfer of funds, export duties and quotas and foreign customs), changes in foreign laws regarding trade and investment, difficulty in obtaining distribution and support, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws. There can be no assurance that one or a combination of these factors will not have a material adverse effect on the Company's ability to increase or maintain its foreign sales or on its results of operations. The Company had total aggregate export sales of approximately $83.1 million, $97.6 million and $103.4 million for the years ended December 31, 1996, 1997 and 1998, respectively. For financial information regarding international operations, see Note 15 to the consolidated financial statements of Titan International, Inc. included in Item 8 herein.

     In addition, the Company has significant manufacturing operations in foreign countries and purchases a portion of its raw materials from foreign suppliers. The production costs, profit margins and competitive position of the Company are affected by the strength of the currencies in countries where it manufactures or purchases goods relative to the strength of the currencies in countries where its products are sold. The Company's results of operations and financial position may be adversely affected by fluctuations in foreign currencies and by translation of the financial statements of the Company's foreign subsidiaries from local currencies into U.S. dollars.

PATENTS AND TRADEMARKS

     The Company owns numerous United States and foreign patents and trademarks and continues to apply for patent protection for many of its new products. While it considers that its patents are significant to the operations of the business, Titan does not consider any one of them to be of such importance that the patent's expiration or invalidity could materially affect the Company's business.

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

ITEM 2. PROPERTIES

     The Company maintains twenty-three manufacturing and warehousing/distribution facilities in the United States with a collective floor space of approximately 8.3 million square feet. Of these facilities, one is used primarily for the manufacture of agricultural products, one is used primarily for the manufacture of earthmoving/construction products, two are used primarily for the manufacture of consumer products, one is used for the manufacture of earthmoving/construction and consumer products, five are used for the manufacture of agricultural, earthmoving/construction and consumer products, and thirteen are used for the warehousing/distribution of products in all of the Company's segments.

     In Europe and South America, Titan maintains ten manufacturing and warehousing/distribution facilities with a collective floor space of approximately 1.8 million square feet. Of these facilities, one is used for the manufacture of earthmoving/construction products, seven are used for the manufacture of agricultural and earthmoving/construction products, one is used for the manufacture of agricultural, earthmoving/ construction and consumer products and one is used for warehousing/distribution of products in all of the Company's segments.

     Several of the Company's facilities are leased through operating lease agreements. For information on operating leases, see Note 11 to the consolidated financial statements of Titan International, Inc. included in Item 8 herein. The Company considers each of its facilities to be in good operating condition and adequate for its present use. Management believes that it has sufficient capacity to meet its current market demand.

ITEM 3. LEGAL PROCEEDINGS

     The Company is party to several routine legal proceedings arising out of the normal course of business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes that none of these actions, individually or in the aggregate, will have a material adverse affect on its financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of all executive officers of the Company are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Stockholders. There is a family relationship between the President and Secretary who are brother and sister. There is no arrangement or understanding between any officer and any other person pursuant to which an officer was selected.

     Maurice M. Taylor, Jr., 54, has been President, CEO and a Director of the Company since 1990, when Titan was acquired in a management-led buyout by investors, including Mr. Taylor. Prior thereto, Mr. Taylor had a significant role in the development of the Company.

     Gary L. Carlson, 48, joined the Company as Vice President in September 1997. Prior to joining the Company, Mr. Carlson served as an executive of Bandag, Incorporated since 1974, most recently as its Senior Vice President and General Manager of Europe, Middle East and Northern Africa. During his career at Bandag he also held positions in manufacturing, managed distribution and logistics in North America, was Vice President of personnel worldwide and Vice President of strategic planning worldwide.

     Cheri T. Holley, 51, joined the Company in March of 1994 as General Counsel. In November of 1994 she was named Secretary of the Company and in December 1996 she was appointed Vice President. Before joining the Company, she was in private practice specializing in corporate and environmental law for a number of years. Prior to entering private practice, Ms. Holley had fifteen years of management experience.

     Kent W. Hackamack, 40, served as Corporate Controller of the Company from May 1994 to December 1996, and was appointed Treasurer in November 1994 and Vice President of Finance in December 1996. Prior to joining the Company, Mr. Hackamack served from 1990 to 1994 as the International Audit Manager for Pool Energy Services Co. of Houston, Texas, addressing foreign operations accounting and auditing issues.

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

                                                                                                 DIVIDENDS
                                                                HIGH             LOW             DECLARED
                                                                ----             ---             ---------
1997
------------------------------------------------------------
First quarter...............................................    $14  7/8         $11 7/8          $0.015
Second quarter..............................................     17  7/8          13 5/8           0.015
Third quarter...............................................     22  1/2          16 1/2           0.015
Fourth quarter..............................................     23  7/8          18               0.015

1998
------------------------------------------------------------
First quarter...............................................    $20  1/4         $16 1/2          $0.015
Second quarter..............................................     20  3/16         16 3/4           0.015
Third quarter...............................................     17  13/16         9 11/16         0.015
Fourth quarter..............................................     12  1/4           8 9/16          0.015

     On February 26, 1999, there were approximately 731 holders of record of Titan common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below, as of and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998, are derived from the Company's consolidated financial statements, audited by PricewaterhouseCoopers LLP, independent accountants, and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

                                                              YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------
                                                1994        1995        1996        1997        1998
                                                ----        ----        ----        ----        ----
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales.................................    $407,000    $623,183    $634,553    $690,131    $660,781
Gross profit..............................      68,432     115,726      97,354     105,982      91,129
Income from operations....................      37,996      73,055      67,267      53,626      31,163
Income before income taxes................      30,107      63,280      56,981      40,542      13,146
Net income................................      18,480      37,983      35,378      25,136       8,151
Net income per share (basic)..............       $1.14       $1.91       $1.58       $1.11        $.38
Net income per share (diluted)............         .89        1.50        1.30        1.10         .38
Working capital...........................    $119,962    $151,258    $181,015    $183,909    $170,465
Current assets............................     192,358     264,900     284,651     298,596     312,195
Total assets..............................     400,460     512,135     558,592     585,142     678,274
Long-term debt............................     178,341     142,305     113,096     181,705     247,584
Stockholders' equity......................     107,736     215,872     301,181     248,129     247,037
Dividends declared per common share.......       $0.03       $0.05       $0.06       $0.06       $0.06

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the Company's statement of operations expressed as a percentage of sales. This table and subsequent discussions should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

                                                               AS A PERCENTAGE OF SALES
                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                              1996       1997       1998
                                                              ----       ----       ----
Net sales...................................................  100.0%     100.0%     100.0%
Cost of sales...............................................   83.0       84.6       86.2
Realignment costs...........................................    1.6        0.0        0.0
                                                              -----      -----      -----
Gross profit................................................   15.4       15.4       13.8
Selling, general and administrative expenses................    6.9        6.6        8.0
Research and development expenses...........................    0.4        1.0        1.1
Gain on sale of assets......................................   (2.5)       0.0        0.0
                                                              -----      -----      -----
Income from operations......................................   10.6        7.8        4.7
Interest expense............................................    1.7        2.2        2.8
Minority interest...........................................    0.3        0.0        0.0
Other.......................................................   (0.4)      (0.3)      (0.1)
                                                              -----      -----      -----
Income before income taxes..................................    9.0        5.9        2.0
Provision for income taxes..................................    3.4        2.3        0.8
                                                              -----      -----      -----
Net income..................................................    5.6%       3.6%       1.2%
                                                              =====      =====      =====

     In addition, the following table sets forth, for periods indicated, components of the Company's net sales classified by segment (in thousands):

                                                              1996          1997          1998
                                                              ----          ----          ----
Agricultural..............................................  $306,743      $358,255      $324,938
Earthmoving/Construction..................................   153,234       172,929       174,354
Consumer..................................................   154,266       158,947       161,489
Other.....................................................    20,310(a)          0             0
                                                            --------      --------      --------
  Total...................................................  $634,553      $690,131      $660,781
                                                            ========      ========      ========

-------------------------
(a) Represents an operating segment that was divested in 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997

     Net sales for the year ended December 31, 1998, were $660.8 million compared to $690.1 million in sales for the year ended December 31, 1997. During the year, the Company experienced a labor strike at its Des Moines, Iowa facility; the largest of the Company's tire operations. As a result, production volumes decreased which caused decreases in sales and operating results, as discussed below. The decrease in sales was partially offset by the sales related to the acquisition of Fabrica Uruguaya de Neumaticos S.A. ("FUNSA") in June 1998.

     Sales in the agricultural market were $324.9 million for the year ended December 31, 1998, as compared to $358.3 million in 1997. The Company's earthmoving/construction market sales were $174.4 million for the year ended December 31, 1998, as compared to $172.9 million in 1997. Consumer market sales were $161.5 million for the year ended December 31, 1998, as compared to $158.9 million in 1997. Sales in all markets were negatively impacted by the labor strike at the Company's Des Moines, Iowa facility.

     The Company generates 26% of its net sales from foreign subsidiaries, therefore the Company is subject to fluctuations in those foreign currencies. Foreign currency fluctuations for the year ended December 31, 1998, had a minimal effect on results of operations.

     Cost of sales was $569.7 million for the year ended December 31, 1998, as compared to $584.1 million in 1997. Gross profit for the year ended December 31, 1998 was $91.1 million, or 13.8% of net sales, compared to $106.0 million, or 15.4% of net sales for 1997. Gross profit was negatively impacted by inefficiencies caused by the strike at the Company's Des Moines, Iowa facility.

     Selling, general and administrative ("SG&A") expenses were $52.9 million or 8.0% of net sales for the year ended December 31, 1998, as compared to $45.5 million or 6.6% of net sales for 1997. The rise in SG&A expenses, as a percentage of sales, is primarily attributed to the decrease in volume as discussed above. Research and development ("R&D") expenses were $7.1 million or 1.1% of net sales for the year ended December 31, 1998, as compared to $6.8 million or 1.0% of net sales for 1997. R&D expenses were impacted by increased spending related to the development of the Grizz LSW series of wheel and tire assemblies.

     Income from operations for the year ended December 31, 1998, was $31.2 million or 4.7% of net sales, compared to $53.6 million, or 7.8% in 1997. Income from operations was impacted by the items described in the preceding paragraphs.

     Income from operations in the agricultural market was $25.5 million for the year ended December 31, 1998, as compared to $50.0 million in 1997. The Company's earthmoving/construction market income from operations was $25.8 million for the year ended December 31, 1998, as compared to $28.4 million in 1997. Consumer market income from operations was $4.7 million for the year ended December 31, 1998, as compared to $4.8 million in 1997. The decrease in income from operations in the agricultural, earthmoving/ construction and consumer markets was primarily due to the labor strike at the Company's Des Moines, Iowa facility.

     Net interest expense for the year ended December 31, 1998, was $18.3 million or 2.8% of net sales compared to $15.1 million or 2.2% for 1997. The increased interest expense was primarily due to an increase in the average debt outstanding in 1998 as compared to 1997.

     Net income for the year ended December 31, 1998, was $8.2 million, compared to $25.1 million in 1997. Earnings per common share (on a diluted basis) were $.38 for the year ended December 31,1998, as compared to $1.10 in 1997. Due to the repurchase of the Company's common stock, the average number of diluted common shares outstanding for the year ended December 31, 1998, decreased 5% as compared to the same period in 1997.

     Titan had a strong beginning to the 1998 year in both sales and earnings until the strike at the Des Moines, Iowa, facility began in May 1998. The Company has been hiring and training replacement workers. The Des Moines facility is forecasted to approach full capacity in the second quarter of 1999. Titan remains optimistic for the demand in 1999 for its products in the agricultural, earthmoving/construction and consumer markets. The demand for large tractor and large construction wheels is anticipated to be lower in 1999, however, the demand for small construction wheels is expected to partially offset the shortfall. Additionally, Titan's LSW wheel and tire assemblies are anticipated to add production volume to the Company's facilities in 1999.

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1996

     Net sales for the year ended December 31, 1997, were $690.1 million, an increase of 9% compared to $634.6 million in sales for the year ended December 31, 1996. Sales in the agricultural market were $358.3 million for the year ended December 31, 1997, as compared to $306.7 million in 1996. The Company's earthmoving/construction market sales were $172.9 for the year ended December 31, 1997, as compared to $153.2 million in 1996. Consumer market sales were $158.9 million for the year ended December 31, 1997, as compared to $154.3 million in 1996. Net sales were positively impacted by strong demand from the agricultural market and the acquisition of Titan France in December 1996. These increases were partially offset by the divestiture of the majority of Titan's non-core businesses during 1996.

     The Company generates 22% of its net sales from foreign subsidiaries, therefore the Company is subject to fluctuations in those foreign currencies. Foreign currency fluctuations for the year ended December 31, 1997, had a minimal effect on results of operations.

     Cost of sales was $584.1 million for the year ended December 31, 1997, as compared to $526.9 million in 1996. Gross profit for the year ended December 31, 1997, was $106.0 million, or 15.4% of net sales, compared to $107.7 million before realignment costs, or 17.0% of net sales for 1996. Gross profit was negatively impacted by the 1996 divestiture of the majority of Titan's non-core businesses. With the development of the new Grizz LSW series of wheel and tire assemblies, production inefficiencies have resulted and are expected to continue until full integration is achieved.

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

     Income from operations in the agricultural market was $50.0 million for the year ended December 31, 1997, as compared to $46.5 million in 1996. The Company's earthmoving/construction market income from operations was $28.4 million for the year ended December 31, 1997, as compared to $24.3 million in 1996. Consumer market income from operations was $4.8 million for the year ended December 31, 1997, as compared to $9.8 million in 1996. Income from operations in agricultural and earthmoving/construction markets was positively impacted by strong customer demand due to growth within those markets. The decrease in income from operations in the consumer market was primarily due to the Company's divestiture of a non-core business in 1996.

     Net interest expense for the year ended December 31, 1997, was $15.1 million or 2.2% of net sales compared to $10.7 million or 1.7% in 1996. The increased interest expense was primarily due to an increase in the average debt outstanding in 1997 as compared to 1996, coupled with higher average interest rates resulting from the $150 million 8 3/4% debt offering in March 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $7.1 million from the prior year, as increases in depreciation and amortization and a decrease in accounts receivable partially offset increases in inventories and prepaid and other current assets and a decrease in accounts payable and net income, resulting in a decrease in net cash provided by operations of $11.3 million.

     Depreciation and amortization expenses were $34.7 million for the year ended December 31, 1998, compared to $30.9 million in 1997. The increase is primarily attributable to a full year of depreciation on prior year capital expenditures, current year capital expenditures and recent acquisitions. The decrease in accounts receivable is primarily due to the decrease in sales during the fourth quarter of 1998, as compared to 1997. Accounts payable decreased primarily due to lower volume in the fourth quarter of 1998.

     Net cash used for investing activities increased to $86.7 million in 1998 from $41.7 million in 1997. Capital expenditures totaled $64.9 million compared to $38.3 million in 1997. The Company has increasingly dedicated funds to modernize and improve production efficiencies and increase production capacities. Also included in 1998 capital expenditures is $19.4 million used to purchase certain property, plant and equipment at the Des Moines, Iowa, facility and $6.7 million used for equipment purchases at the Company's new tire facility in Brownsville, Texas. The Company estimates that its capital expenditures for 1999 will range between $40 and $50 million.

     In June 1998, Titan acquired 81 percent of the common stock of FUNSA, a manufacturing facility located in Montevideo, Uruguay. In September 1998, the Company acquired certain assets of Condere Corporation from the United States Bankruptcy Court for the Southern District of Mississippi for a total estimated purchase price of $28 million, which included a cash payment of $13 million. These acquisitions did not have a significant impact on the Company's results of operations or financial condition.

     In September 1998, the Company increased its availability under its credit facility from $200 million to $250 million. The Company received $55 million in proceeds from its $250 million credit facility. These proceeds have been used to fund operations and capital expenditures.

     During 1998, the Company repurchased 0.9 million shares of its common stock in the open market. The Company is authorized to repurchase an additional 3.5 million common shares.

     At December 31, 1998, the Company had cash and cash equivalents of $14.1 million. Cash on hand, anticipated internal cash flows and utilization of available borrowing under the Company's credit facility are expected to provide sufficient liquidity for working capital needs, capital expenditures and acquisitions for the foreseeable future.

YEAR 2000

     The Year 2000 issue is the result of computer systems and other equipment with processors that are coded to accept two digits rather than four in their date code fields to define a year. A company's computer equipment and software devices with embedded technology that are time-sensitive may recognize a date using the "00" as the year 1900 rather than 2000. The Company utilizes information technology ("IT") systems such as computer networking systems and non-IT devices, which may contain embedded circuits such as building security equipment. Both IT systems and non-IT systems may be subject to potential failure due to the Year 2000 issue. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in other normal business activities.

     During 1996, the Company formed a project team to address the inability of certain computer and infrastructure systems to process dates in the year 2000 and later. The major areas for evaluation include mainframe computers, personal computers, engineering hardware and software, manufacturing systems and the readiness of the Company's suppliers, customers and distribution network. The Company's phases for its Year 2000 program include planning, assessment, remediation and testing and contingency planning.

     Titan believes it is on schedule to become Year 2000 compliant. Planning began in 1996 and is substantially complete. Assessment of the Company's IT and non-IT systems is 90 percent complete and scheduled to be complete by July 1999. The Company's non-IT systems including manufacturing equipment, telecommunications equipment, building control equipment and environmental equipment were considered. Date sensitive non-IT and IT systems were identified and upgrade/replacement is anticipated to be complete by July 1999. Remediation of IT and non-IT systems is 75 percent complete and scheduled to be complete by July 1999. Testing is performed as noncompliant systems are remediated and will continue until year 2000 arrives.

     The Company is evaluating its critical suppliers to ensure that there is no interruption in the delivery of products and services to Titan due to Year 2000 issues. In 1998, the Company sent questionnaires to its major and critical suppliers and customers in order to evaluate their Year 2000 status. Alternate suppliers are in the process of being identified and are anticipated to be in place by April 1999.

     The total capitalized cost of the software upgrades was approximately $0.8 million for 1998, and is expected to total $1.1 million for 1999. Prior to 1998, Year 2000 costs were insignificant. The Company does not separately track the internal payroll costs associated with remediating for year 2000; such costs are expensed as incurred. The Company has utilized cash flows from operations in order to carry out the Year 2000 plans discussed herein. Other major systems projects have not been deferred due to the Year 2000 compliance projects.

     The costs of the Company's Year 2000 conversion efforts and the dates by which it believes these efforts will be completed are based on management's best estimates. These were developed using many assumptions regarding future events, including continued availability of certain resources, third-party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate and actual costs could differ materially from those currently anticipated.

     The Company believes its most reasonably likely worst case scenario would involve particular systems that are not fully or properly remediated. Until necessary system modifications could be made, manual procedures would be employed. Such a situation could result in additional costs and/or delays in operating activities. The Company believes its most reasonably likely worst case scenario with respect to third-parties would be the inability of such third-parties to properly remediate for the year 2000 in which case manual procedures would be employed or alternative relationships would be utilized.

     The Company has developed and is in the process of implementing Year 2000 contingency plans that are designed to mitigate the impact on the Company in the event that its Year 2000 compliance efforts are not successful. Such plans contain alternate procedures to compensate for potential system and equipment malfunctions including, but not limited to, use of alternate suppliers, providing back-up power generators and use of cellular telephones at the Company's facilities. The targeted completion date for implementation of the Company's contingency plan is late-1999.

     The Company's Year 2000 program is subject to a variety of risks and uncertainties some of which are beyond the Company's control. Although no assurances can be given as to the Company's compliance, particularly as it relates to third-parties, based upon the progress to date, the Company does not expect the consequences of any of the Company's unanticipated or unsuccessful modifications to have a material adverse effect on its financial position or results of operations. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not completed for Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse affect on the Company's relationships with suppliers and customers. In addition, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

MARKET RISK SENSITIVE INSTRUMENTS

Exchange Rate Sensitivity

     The Company is exposed to fluctuations in the British pound, Italian lira, French franc, German deutschemark and Uruguayan peso. The Company views its investments in foreign subsidiaries as long-term commitments and does not hedge foreign currency transaction or translation exposures. The Company's net investment in foreign subsidiaries translated into U.S. dollars at December 31, 1998 is $66.5 million. The hypothetical potential loss in value of the Company's net investment in foreign subsidiaries resulting in a 10% adverse change in foreign currency exchange rates at December 31, 1998 would amount to $6.7 million.

Commodity Price Sensitivity

     The Company does not generally enter into long-term commodity contracts and does not use derivative commodity instruments to hedge its exposures to commodity market price fluctuations. Therefore, the Company is exposed to fluctuations in the prices of its key commodities, which consist primarily of steel and rubber. The Company is, however, generally able to pass through material price increases and decreases to its customers.

Interest Rate Sensitivity

     At December 31, 1998, the fair value of the Company's senior subordinated notes, based upon quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements was $142.5 million, compared to the carrying value of $150.0 million. The Company believes the carrying value of its other debt reasonably approximates fair value at December 31, 1998.

EURO CONVERSION

     The Euro was introduced on January 1, 1999, at which time the conversion rates between legacy currencies and the Euro were set for eleven participating European Monetary Union member countries. However, the legacy currencies in those countries will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be canceled and Euro bills and coins will be used in the eleven participating countries.

     Transition to the Euro creates a number of issues for the Company. Business issues that must be addressed include pricing policies and ensuring the continuity of business and financial contracts. Finance and accounting issues include the conversion of accounting systems, statutory records, tax books and payroll systems to the Euro, as well as conversion of bank accounts and other treasury and cash management activities.

     The Company is in the process of identification, implementation and testing of its systems to adopt the Euro currency in its operations affected by this change. The Company expects to have its systems ready to process the Euro conversion during the transition period from January 1, 1999 through January 1, 2002. The costs associated with the transition to the Euro are not anticipated to be material.

NEW ACCOUNTING STANDARDS

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information, see Note 15 to the consolidated financial statements of Titan International, Inc. included in Item 8 herein.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), is effective for the Company in 2000. The Company is evaluating the effect SFAS 133 will have on its financial position and results of operations.

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in the Company's business,
(ii) future expenditures for capital projects, (iii) the Company's ability to continue to control costs and maintain quality, (iv) the Company's business strategies, including its intention to introduce new products, (v) expectations concerning the performance and commercial success of the Company's existing and new products and (vi) the Company's intention to consider and pursue acquisitions. These forward-looking statements are based partially on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including, (i) changes in the Company's end-user markets as a result of world economic or regulatory influences, (ii) changes in the competitive marketplace, including new products and pricing changes by the Company's competitors, or
(iii) changes regarding the effects of Year 2000 compliance and implementation of the Euro. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Item 7

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to Item 14

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

     Reference is made to the section captioned "Election of Directors" in the Company's 1999 definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, incorporated herein by reference. Reference is also made to the information under the heading "Executive Officers of the Registrant" included under Item 4a, Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the section captioned "Executive Compensation" in the Company's 1999 definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1999 definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the section captioned "Related Party Transactions" in the Company's 1999 definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, incorporated herein by reference. Reference is also made to Note 12 to the consolidated financial statements of Titan International, Inc. included in Item 8 herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

    (a)   1.  Financial Statements
              Report of PricewaterhouseCoopers LLP........................  F-1
              Consolidated Balance Sheets at December 31, 1997 and 1998...  F-2
              Consolidated Statements of Operations for the years ended
                December 31, 1996, 1997 and 1998..........................  F-3
              Consolidated Statements of Changes in Stockholders' Equity
                for the years ended December 31, 1996, 1997 and 1998......  F-4
              Consolidated Statements of Cash Flows for the years ended
                December 31, 1996, 1997 and 1998..........................  F-5
              Notes to Consolidated Financial Statements..................  F-6 through F-21
          2.  Financial Statement Schedule................................
              Schedule IX -- Valuation Reserves...........................  S-1
          3.  Exhibits....................................................

      The accompanying Exhibit Index is incorporated herein by reference.

     (b) Reports on Form 8-K

        The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 1999                            TITAN INTERNATIONAL, INC.

                                          By:  /s/ MAURICE M. TAYLOR, JR.

                                            ------------------------------------
                                                   Maurice M. Taylor, Jr.
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1999.

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

                 /s/ ERWIN H. BILLIG                   Director
-----------------------------------------------------
                   Erwin H. Billig

             /s/ RICHARD M. CASHIN, JR.                Director
-----------------------------------------------------
               Richard M. Cashin, Jr.

               /s/ EDWARD J. CAMPBELL                  Director
-----------------------------------------------------
                 Edward J. Campbell

                 /s/ ALBERT J. FEBBO                   Director
-----------------------------------------------------
                   Albert J. Febbo

                /s/ MITCHELL I. QUAIN                  Director
-----------------------------------------------------
                  Mitchell I. Quain

                /s/ ANTHONY L. SOAVE                   Director
-----------------------------------------------------
                  Anthony L. Soave

                           TITAN INTERNATIONAL, INC.

                                 EXHIBIT INDEX
                                   FORM 10-K
                                      1998

EXHIBIT
  NO.                               DESCRIPTION
-------                             -----------
3(a)(1)     Amended Restated Articles of Incorporation of the Company
3(b)(2)     Bylaws of the Company
10(a)(3)    Registration Rights Agreement dated November 12, 1993,
            between the Company and 399 Venture Partners, Inc.
10(b)(4)    Indenture between the Company and The First National Bank of
            Chicago dated March 21, 1997
10(c)(1)    Multicurrency Credit Agreement dated September 17, 1998
            among the Company, Harris Trust and Savings Bank and the
            banks named therein
10(d)*      The March 1, 1999 Amendment to Multicurrency Credit
            Agreement dated September 17, 1998 among the Company, Harris
            Trust and Savings Bank and the banks named therein
10(e)(5)    1994 Non-Employee Director Stock Option Plan
10(f)(5)    1993 Stock Incentive Plan
21*         Subsidiaries of the Registrant
23.1*       Consent of PricewaterhouseCoopers LLP
27*         Financial Data Schedule

-------------------------
 *  Filed herewith

(1) Incorporated by reference to the same numbered exhibit contained in the Company's Form 10-Q for its quarterly period ended September 30, 1998 (No. 001-12936).

(2) Incorporated by reference to the same numbered exhibit contained in the Company's Registration Statement on Form S-4 (No. 33-69228).

(3) Incorporated by reference to the same numbered exhibit contained in the Company's Annual Report on Form 10-K for its year ended December 31, 1993.

(4) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (No. 333-22279).

(5) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-61743).

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Titan International, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 19 present fairly, in all material respects, the financial position of Titan International, Inc. and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri
February 18, 1999

                           TITAN INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1997        1998
                                                                  ----        ----
ASSETS
Current assets
  Cash and cash equivalents.................................    $ 21,207    $ 14,116
  Accounts receivable (net of allowance of $4,598 and
     $6,200, respectively)..................................     112,795     108,194
  Inventories...............................................     138,432     154,045
  Prepaid and other current assets..........................      26,162      35,840
                                                                --------    --------
     Total current assets...................................     298,596     312,195
  Property, plant and equipment, net........................     210,290     284,407
  Other assets..............................................      33,768      40,896
  Goodwill, net.............................................      42,488      40,776
                                                                --------    --------
     Total assets...........................................    $585,142    $678,274
                                                                ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt.........................    $  1,065    $  7,902
  Accounts payable..........................................      70,480      66,522
  Other current liabilities.................................      43,142      67,306
                                                                --------    --------
     Total current liabilities..............................     114,687     141,730
Deferred income taxes.......................................      21,021      23,396
Other long-term liabilities.................................      19,600      18,527
Long-term debt..............................................     181,705     247,584
                                                                --------    --------
     Total liabilities......................................     337,013     431,237
                                                                --------    --------
Commitments and contingencies
Stockholders' equity
  Common stock, no par, 60,000,000 shares authorized,
     27,380,620 and 27,520,139, issued, respectively........          27          27
  Additional paid-in capital................................     212,615     214,807
  Retained earnings.........................................     121,934     128,801
  Accumulated other comprehensive income....................      (3,340)     (4,294)
  Treasury stock at cost: 5,738,784 and 6,591,484 shares,
     respectively...........................................     (83,107)    (92,304)
                                                                --------    --------
     Total stockholders' equity.............................     248,129     247,037
                                                                --------    --------
Total liabilities and stockholders' equity..................    $585,142    $678,274
                                                                ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                           TITAN INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1996        1997        1998
                                                                  ----        ----        ----
Net sales...................................................    $634,553    $690,131    $660,781
Cost of sales...............................................     526,875     584,149     569,652
Realignment costs...........................................      10,324           0           0
                                                                --------    --------    --------
Gross profit................................................      97,354     105,982      91,129
Selling, general and administrative expenses................      43,674      45,528      52,902
Research and development expenses...........................       2,743       6,828       7,064
Gain on sale of assets......................................     (16,330)          0           0
                                                                --------    --------    --------
Income from operations......................................      67,267      53,626      31,163
Interest expense............................................      10,725      15,127      18,317
Minority interest...........................................       2,082           0           0
Other income................................................      (2,521)     (2,043)       (300)
                                                                --------    --------    --------
Income before income taxes..................................      56,981      40,542      13,146
Provision for income taxes..................................      21,603      15,406       4,995
                                                                --------    --------    --------
Net income..................................................    $ 35,378    $ 25,136    $  8,151
                                                                ========    ========    ========
Earnings per common share:
  Basic.....................................................    $   1.58    $   1.11    $    .38
  Diluted...................................................        1.30        1.10         .38

          See accompanying Notes to Consolidated Financial Statements.

                           TITAN INTERNATIONAL, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       ACCUMULATED
                             NUMBER OF             ADDITIONAL                             OTHER
                               COMMON     COMMON    PAID-IN     RETAINED   TREASURY   COMPREHENSIVE   COMPREHENSIVE
                               SHARES     STOCK     CAPITAL     EARNINGS    STOCK        INCOME          INCOME
                             ---------    ------   ----------   --------   --------   -------------   -------------
BALANCE JANUARY 1, 1996....  22,477,086    $23      $152,283    $ 64,142   $   (584)     $     8
Net income.................                                       35,378                                 $35,378
Dividends paid on common
  stock....................                                       (1,424)
Conversion of subordinated
  notes....................   4,582,800      4        56,263
Issuance of stock under
  401(k) plans.............     100,294                1,543
Currency translation
  adjustment...............                                                                2,665           2,665
Treasury stock
  transactions.............    (646,348)                 443                 (9,708)
Exercise of stock
  options..................      13,160                  145
                             ----------    ---      --------    --------   --------      -------         -------
BALANCE DECEMBER 31,
  1996.....................  26,526,992     27       210,677      98,096    (10,292)       2,673         $38,043
                                                                                                         =======
Net income.................                                       25,136                                 $25,136
Dividends paid on common
  stock....................                                       (1,298)
Issuance of stock under
  401(k) plans.............     103,815                1,612
Currency translation
  adjustment...............                                                               (6,013)         (6,013)
Treasury stock
  transactions.............  (5,013,619)                                    (72,815)
Exercise of stock
  options..................      24,648                  326
                             ----------    ---      --------    --------   --------      -------         -------
BALANCE DECEMBER 31,
  1997.....................  21,641,836     27       212,615     121,934    (83,107)      (3,340)        $19,123
                                                                                                         =======
Net income.................                                        8,151                                 $ 8,151
Dividends paid on common
  stock....................                                       (1,284)
Issuance of stock under
  401(k) plans.............      93,393                1,531
Currency translation
  adjustment...............                                                                1,841           1,841
Minimum pension
  liability................                                                               (2,795)         (2,795)
Treasury stock
  transactions.............    (852,700)                                     (9,197)
Exercise of stock
  options..................      46,126                  661
                             ----------    ---      --------    --------   --------      -------         -------
BALANCE DECEMBER 31,
  1998.....................  20,928,655    $27      $214,807    $128,801   $(92,304)     $(4,294)        $ 7,197
                             ==========    ===      ========    ========   ========      =======         =======

          See accompanying Notes to Consolidated Financial Statements.

                           TITAN INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (ALL AMOUNTS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1996       1997        1998
                                                               ----       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $35,378    $25,136    $  8,151
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................   27,955     30,917      34,733
     Gain on sale of assets.................................  (16,330)         0           0
     Realignment costs......................................   10,324          0           0
  (Increase) decrease in current assets, excluding the
     effects of acquisitions:
     Accounts receivable....................................   14,047    (17,182)     15,466
     Inventories............................................  (26,804)       326      (4,332)
     Prepaid and other current assets.......................   (5,425)    (3,359)     (6,789)
  Increase (decrease) in current liabilities, excluding the
     effects of acquisitions:
     Accounts payable.......................................      870      9,877     (11,447)
     Other current liabilities..............................   10,522       (329)         (1)
  Other, net................................................    3,712     (1,368)     (3,107)
                                                              -------    -------    --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES..............   54,249     44,018      32,674

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................  (20,442)         0     (14,686)
  Capital expenditures, net.................................  (36,665)   (38,336)    (64,920)
  Proceeds from sale of assets..............................   24,129          0           0
  Other.....................................................        0     (3,321)     (7,143)
                                                              -------    -------    --------
     NET CASH USED FOR INVESTING ACTIVITIES.................  (32,978)   (41,657)    (86,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings........................   80,000    149,250      57,487
  Repayments on long-term debt..............................  (77,178)   (81,198)     (1,071)
  Repurchase of common stock................................   (9,456)   (72,815)     (9,197)
  Payment of financing fees.................................     (233)    (4,300)       (610)
  Dividends paid............................................   (1,354)    (1,382)     (1,295)
  Other.....................................................      145      1,885       1,670
                                                              -------    -------    --------
     NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES...   (8,076)    (8,560)     46,984

Net increase (decrease) in cash and cash equivalents........   13,195     (6,199)     (7,091)
Cash and cash equivalents, beginning of year................   14,211     27,406      21,207
                                                              -------    -------    --------
Cash and cash equivalents, end of year......................  $27,406    $21,207    $ 14,116
                                                              =======    =======    ========

          See accompanying Notes to Consolidated Financial Statements.

                            TITAN INTERNATIONAL, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

     Titan International, Inc. ("Titan" or the "Company"), is a global manufacturer of off-highway steel wheels and tires in the agricultural, earthmoving/construction and consumer markets. The Company generally manufactures both wheels and tires for these markets and provides the value-added service of assembling the completed wheel-tire system. The Company's primary materials utilized in the manufacturing process are steel and rubber, which are obtained from a broad base of suppliers.

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

BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. Titan records its investment in each unconsolidated affiliated company (20% to 50% ownership) at its related equity in the net assets of such affiliate as adjusted for equity earnings. Investments of less than 20% in other companies are carried at cost. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

     Sales revenue and cost of sales are recorded by the Company when products are shipped to customers.

INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for 44% of inventories and the first-in, first-out ("FIFO") method for 56% of inventories. Inventory of foreign subsidiaries is valued using the FIFO method.

FOREIGN CURRENCY TRANSLATION

     Gains and losses arising from the settlement of foreign currency transactions are charged to the related period's Consolidated Statement of Operations. Translation adjustments arising from the translation of foreign subsidiary financial statements are recorded as a separate component of stockholders' equity.

                            TITAN INTERNATIONAL, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FIXED ASSETS

     Property, plant and equipment have been recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives of the related assets:

                                                                YEARS
                                                                -----
Building and improvements...................................     25
Machinery and equipment.....................................     10
Tools, dies and molds.......................................      5

     Maintenance and repairs are expensed as incurred. When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are eliminated and any gain or loss on disposition is included in income.

DEFERRED FINANCING COSTS

     Deferred financing costs are costs incurred in connection with the Company's credit facilities and senior subordinated notes. The costs associated with the credit facilities are being amortized over their respective terms. The costs associated with the senior subordinated notes and the discount are being amortized over ten years, the term of the notes.

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

                            TITAN INTERNATIONAL, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STATEMENT OF CASH FLOWS

     For purposes of the Consolidated Statements of Cash Flows, the Company considers financial investments with an original maturity of three months or less to be cash equivalents.

     Investing activities during the years ended December 31, 1996 and 1998, including certain non-cash transactions, related to the Company's acquisition of Sirmac Officine Meccaniche SpA and Siria Officine Meccaniche SpA ("Titan Italia"), Delachaux, SA ("Titan France"), certain assets of Condere Corporation and Fabrica Uruguaya de Neumaticos S.A. ("FUNSA"), involved the following (in thousands):

                                                               1996(A)     1998
                                                               -------     ----
Fair value of assets acquired, other than cash and cash
  equivalents:
  Current assets...........................................    $ 9,631    $27,122
  Property, plant and equipment............................     22,970     34,331
  Other assets.............................................     (5,672)    (8,162)
  Liabilities assumed......................................     (8,569)   (38,605)
  Minority interest acquired...............................      2,082          0
                                                               -------    -------
       Cash paid...........................................    $20,442    $14,686
                                                               =======    =======

-------------------------
(a) There were no such transactions in 1997.

     During 1998, the Company acquired certain assets of Condere Corporation from the United States Bankruptcy Court for the Southern District of Mississippi for a total estimated purchase price of $28 million, which included a cash payment of $13 million.

     During 1998, the Company issued $10 million of notes to purchase certain property, plant and equipment of the Des Moines, Iowa facility.

     The Company paid $10.4 million, $11.1 million and $16.9 million for interest and $19.8 million, $13.5 million and $8.5 million for income taxes in 1996, 1997 and 1998, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost which approximates fair value. The senior subordinated notes are the only significant financial instrument of the Company with a fair value different than the recorded value. At December 31, 1998, the fair value of the senior subordinated notes, based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, was approximately $142.5 million, compared to a recorded value of $150.0 million.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company's activity with derivative financial instruments in 1996, 1997 and 1998 was minimal and the impact on operations was insignificant.

ENVIRONMENTAL LIABILITIES

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and can be reasonably estimated.

                            TITAN INTERNATIONAL, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK-BASED COMPENSATION

     The Company utilizes Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) to account for employee stock options and related instruments. See Note 9 for pro forma fair value based disclosures required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123).

NEW ACCOUNTING STANDARDS

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information, see Note 15.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), is effective for the Company in 2000. The Company is evaluating the effect SFAS 133 will have on its financial position and results of operations.

RECLASSIFICATION

     Certain amounts from prior years have been reclassified to conform with the current year's presentation.

2. INVENTORIES

     Inventories at December 31, 1997 and 1998, consisted of the following (in thousands):

                                                               1997        1998
                                                               ----        ----
Raw material.............................................    $ 41,486    $ 49,970
Work-in-process..........................................      12,412      17,831
Finished goods...........................................      82,219      82,579
                                                             --------    --------
                                                              136,117     150,380
LIFO Reserve.............................................       2,315       3,665
                                                             --------    --------
                                                             $138,432    $154,045
                                                             ========    ========

                            TITAN INTERNATIONAL, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY, PLANT & EQUIPMENT

     Property, plant and equipment at December 31, 1997 and 1998, consisted of the following (in thousands):

                                                             1997         1998
                                                             ----         ----
Land and improvements..................................    $  10,456    $  10,598
Buildings and improvements.............................       53,907       59,693
Machinery and equipment................................      183,815      231,452
Tools, dies and molds..................................       46,954       51,623
Construction in process................................       15,546       55,287
                                                           ---------    ---------
                                                             310,678      408,653
Less accumulated depreciation..........................     (100,388)    (124,246)
                                                           ---------    ---------
                                                           $ 210,290    $ 284,407
                                                           =========    =========

4. GOODWILL

     Goodwill at December 31, 1997 and 1998, consisted of the following (in thousands):

                                                                1997       1998
                                                                ----       ----
Goodwill...................................................    $46,844    $46,567
Less accumulated amortization..............................     (4,356)    (5,791)
                                                               -------    -------
                                                               $42,488    $40,776
                                                               =======    =======

     Amortization of goodwill for the years 1996, 1997 and 1998 totaled $1.5 million, $1.2 million and $1.4 million, respectively.

5. OTHER CURRENT LIABILITIES

     Other current liabilities at December 31, 1997 and 1998, consisted of the following (in thousands):

                                                                1997       1998
                                                                ----       ----
Acquisition payable........................................    $     0    $14,750
Accrued wages and commissions..............................      8,491     10,247
Income taxes payable.......................................      6,727          0
Workers' compensation......................................      6,808      4,254
Other......................................................     21,116     38,055
                                                               -------    -------
                                                               $43,142    $67,306
                                                               =======    =======

                            TITAN INTERNATIONAL, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

     Long-term debt at December 31, 1997 and 1998, consisted of the following (in thousands):

                                                               1997        1998
                                                               ----        ----
Senior subordinated notes................................    $150,000    $150,000
Credit facility..........................................           0      55,000
Notes payable to Pirelli.................................      19,743      29,743
Industrial revenue bonds and other.......................      13,027      20,743
                                                             --------    --------
                                                              182,770     255,486
Less amounts due within one year.........................       1,065       7,902
                                                             --------    --------
                                                             $181,705    $247,584
                                                             ========    ========

     In March 1997, the Company issued $150 million principal amount of 8 3/4% senior subordinated notes, priced to the public at 99.5 percent, due 2007. The Company received proceeds of $145.7 million net of a discount and underwriters fees of $4.3 million. The net proceeds from the notes were used to repay outstanding long-term debt and for the repurchase of the Company's common stock.

     During September 1998, the Company increased its availability under its credit facility ("Facility") from $200 million to $250 million, which is also available for documentary trade and/or standby letters of credit. Borrowings under the Facility may be made in U.S. dollars and major foreign currencies. Debt outstanding under this Facility at December 31, 1997 and 1998 totaled $0 and $55 million, respectively. The Facility, which expires September 2003, allows Titan to borrow funds under various interest rate options. The Company paid interest rates ranging from 5 1/2% to 8 1/2% on the outstanding balance under the Facility in 1998. The Facility contains restrictions related to dividends, investments, guarantees, certain financial ratios and other less restrictive covenants.

     In August 1994, Titan Tire Corporation issued a subordinated note for $19.7 million with a fixed interest rate of 7% to Pirelli Armstrong Tire Corporation ("Pirelli"). The note matures in February 2000. In December 1998, Titan Tire Corporation issued two $5 million subordinated notes with fixed interest rates of 6 1/2% to Pirelli LLC to acquire certain property, plant and equipment. The notes mature in June 2001, and December 2003, respectively.

     Other debt primarily consists of industrial revenue bonds, loans from local and state entities and various other long-term notes.

     Aggregate maturities of long-term debt are as follows (in thousands):

1999........................................................    $  7,902
2000........................................................      20,670
2001........................................................       5,900
2002........................................................         135
2003 and thereafter.........................................     220,879
                                                                --------
                                                                $255,486
                                                                ========

                            TITAN INTERNATIONAL, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INCOME TAXES

     Income before income taxes consisted of the following (in thousands):

                                                        1996       1997       1998
                                                        ----       ----       ----
Domestic...........................................    $36,900    $29,104    $ 3,139
Foreign............................................     20,081     11,438     10,007
                                                       -------    -------    -------
                                                       $56,981    $40,542    $13,146
                                                       =======    =======    =======

     The provision for income taxes was as follows (in thousands):

                                                        1996       1997       1998
                                                        ----       ----       ----
Current
  Federal..........................................    $13,281    $10,248    $ 3,468
  State............................................      2,708      2,112        157
  Foreign..........................................      5,619      3,433      3,009
                                                       -------    -------    -------
                                                        21,608     15,793      6,634
                                                       -------    -------    -------
Deferred
  Federal..........................................         (4)      (319)    (1,736)
  State............................................         (1)       (68)        97
                                                       -------    -------    -------
                                                            (5)      (387)    (1,639)
                                                       -------    -------    -------
Provision for income taxes.........................    $21,603    $15,406    $ 4,995
                                                       =======    =======    =======

     The provision for income taxes differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pretax income as a result of the following:

                                                                1996    1997    1998
                                                                ----    ----    ----
Statutory U.S. federal tax rate.............................    35.0%   35.0%   35.0%
State taxes (net)...........................................     3.0     3.3     1.3
Foreign taxes (net).........................................    (2.5)   (1.4)    0.3
Nondeductible goodwill amortization.........................     0.9     1.0     3.2
U.S. benefit from foreign sales corporation.................     0.0    (1.1)   (2.5)
Other (net).................................................     1.6     1.2     0.7
                                                                ----    ----    ----
Effective tax rate..........................................    38.0%   38.0%   38.0%
                                                                ====    ====    ====

     Federal income taxes are provided on earnings of foreign subsidiaries except to the extent that such earnings are expected to be indefinitely reinvested abroad. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such earnings.

                            TITAN INTERNATIONAL, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INCOME TAXES (CONTINUED)
     Deferred tax assets (liabilities) at December 31, 1997 and 1998, respectively, consisted of the following (in thousands):

                                                               1997        1998
                                                               ----        ----
Employee benefits and related costs......................    $  5,814    $  6,321
EPA reserve..............................................       2,551       2,200
Allowance for bad debts..................................       1,205       1,605
Inventory................................................           0         967
Other....................................................       3,160       5,317
                                                             --------    --------
Gross deferred tax assets................................      12,730      16,410
                                                             --------    --------
Fixed assets.............................................     (20,693)    (20,786)
Inventory................................................        (973)          0
Deferred gain............................................           0      (2,542)
Other....................................................      (1,909)     (5,445)
                                                             --------    --------
Gross deferred tax liabilities...........................     (23,575)    (28,773)
                                                             --------    --------
Net deferred tax liabilities.............................    $(10,845)   $(12,363)
                                                             ========    ========

                            TITAN INTERNATIONAL, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. EMPLOYEE BENEFIT PLANS

PENSION PLANS

     The Company has a frozen contributory defined benefit pension plan covering certain hourly employees of its Walcott, Iowa, facility ("Walcott"). The Company sponsors a contributory defined benefit plan that covered former eligible bargaining employees of Dico, Inc. ("Dico"). The Company has a frozen defined benefit pension plan covering certain employees of Titan Tire Corporation ("Titan Tire"). The Company's policy is to fund pension costs as accrued, which is consistent with the funding requirements of federal laws and regulations.

     The Company's defined benefit plans have been aggregated below. Included in the amounts below are two plans with an aggregate projected benefit obligation and aggregated accumulated benefit obligation of $57.8 million and $63.7 million which exceeds the aggregate fair value of plan assets of $55.8 million and $59.9 million at December 31, 1997 and 1998, respectively. The following tables provide the change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheet of the defined benefit pension plans as of December 31, 1997 and 1998:

                                                              1997          1998
                                                              ----          ----
Change in benefit obligation:
Benefit obligation at beginning of year..................    $64,049       $62,522
Interest cost............................................      5,371         5,307
Actuarial losses (gains).................................       (750)        6,835
Benefits paid............................................     (6,148)       (6,022)
                                                             -------       -------
Benefit obligation at end of year........................    $62,522       $68,642
                                                             =======       =======
Change in plan assets:
Fair value of plan assets at beginning of year...........    $59,882       $60,853
Actual return on plan assets.............................      6,837         8,620
Employer contributions...................................        282         1,648
Benefits paid............................................     (6,148)       (6,023)
                                                             -------       -------
Fair value of plan assets at end of year.................    $60,853       $65,098
                                                             =======       =======
Funded status............................................    $(1,684)      $(3,543)
Unrecognized net loss....................................      2,147         4,533
Unrecognized deferred tax liability......................       (826)         (762)
                                                             -------       -------
Net amount recognized....................................    $  (363)      $   228
                                                             =======       =======
Amounts recognized in the consolidated balance sheet:
Prepaid benefit cost.....................................    $ 1,685       $    68
Accrued benefit liability................................     (2,048)       (3,858)
Accumulated other comprehensive income...................          0         4,018
                                                             -------       -------
Net amount recognized....................................    $  (363)      $   228
                                                             =======       =======

     Included in the consolidated balance sheet at December 31, 1998, is the minimum pension liability for the unfunded pension plans. The adjustment for the minimum pension liability in the amount of $4.0 million resulted in a reduction in stockholders' equity and other comprehensive income of $2.8 million and a deferred tax asset of $1.2 million, at December 31, 1998. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

                            TITAN INTERNATIONAL, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. EMPLOYEE BENEFIT PLANS (CONTINUED)
     The following table provides the components of net periodic pension cost for the plans and the assumptions used in the measurement of the Company's benefit obligation for years ended December 31, 1996, 1997 and 1998 (in thousands):

                                                   1996         1997          1998
                                                   ----         ----          ----
Components of net periodic pension cost:
  Interest cost................................    $ 464       $ 5,371       $ 5,307
  Actual return on assets......................     (388)       (6,837)       (8,620)
  Amortization of unrecognized deferred
     taxes.....................................       (7)          (63)          (63)
  Amortization of net unrecognized loss........       38            11             9
  Asset (gain) loss............................      (48)        1,736         4,425
                                                   -----       -------       -------
          Net periodic pension cost............    $  59       $   218       $ 1,058
                                                   =====       =======       =======

Major assumptions:
  Discount rate................................       8%          8-9%      7 1/4-7 3/4%
  Rate of return on plan assets................    8 1/2%      8 1/2-9%     7-8 1/2%

401(K)

     The Company sponsors two 401(k) retirement savings plans (the "401(k) Plans"). One plan is for the benefit of all employees who are not covered by a collective bargaining arrangement and a second plan is for the employees covered by a collective bargaining arrangement at Titan Tire. Plan participants may contribute up to 17% of their annual compensation, up to a maximum of $10,000 in 1998. Employees are fully vested with respect to their contributions. Titan provides a 50% match in the form of the Company's common stock on the first 6% of the employee's contribution. Titan issued 100,294, 103,815 and 93,393 shares of common stock in connection with the 401(k) Plans during 1996, 1997 and 1998, respectively. Expenses related to the 401(k) Plans were $1.5 million, $1.6 million and $1.5 million for 1996, 1997 and 1998, respectively.

                            TITAN INTERNATIONAL, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCK OPTION PLANS

     The Company adopted the 1993 Stock Incentive Plan (the "Plan") in which a total of 1,125,000 shares of common stock are reserved. Under the Plan, stock options (both incentive and non-qualified) restricted stock awards and performance awards may be granted to key employees or consultants at an exercise price not less than 85% of the fair market value of the common stock on the date of grant. Options under the Plan vest and become exercisable at a rate of 40% on December 31 of the year following the date of grant, and an additional 20% each year thereafter. The Company adopted a 1994 Non-Employee Director Stock Option Plan (the "Director Plan") to provide for grants of stock options as a means of attracting and retaining highly qualified independent directors for the Company. The exercise price of stock options may not be less than the fair market value of the common stock on the date of grant. No more than 400,000 shares of Titan's common stock may be issued under the Director Plan. Such options vest and become exercisable immediately. All options under both plans expire 10 years from date of grant.

     The following is a summary of activity in the stock option plans for 1996, 1997 and 1998:

                                                     SHARES SUBJECT      WEIGHTED-AVERAGE
                                                        TO OPTION         EXERCISE PRICE
                                                     --------------      ----------------
Outstanding, January 1, 1996....................         361,280              $11.15
Granted.........................................         159,590               16.00
Exercised.......................................         (13,160)              11.11
Canceled........................................         (26,590)              12.91
                                                         -------              ------
Outstanding, December 31, 1996..................         481,120              $12.67
Granted.........................................         201,280              $12.83
Exercised.......................................         (24,648)              11.11
Canceled........................................         (11,858)              11.11
                                                         -------              ------
Outstanding, December 31, 1997..................         645,894              $12.80
Granted.........................................         173,340              $18.00
Exercised.......................................         (11,724)              12.02
Canceled........................................         (23,792)              12.96
                                                         -------              ------
Outstanding, December 31, 1998..................         783,718              $13.96
                                                         =======              ======

     The exercise price for options outstanding at December 31, 1998 ranged from $11.11 to $18.00 per share and the weighted-average remaining contractual life of these options approximates seven years. At December 31, 1998, a total of 504,252 options were exercisable at a weighted-average exercise price of $13.12.

     The Company has recorded an insignificant amount of compensation expense under APB 25 as exercise price on the date of grant generally approximates fair market value. Had compensation cost been determined based on the fair value at the grant date for awards in 1996, 1997 and 1998 consistent with the provisions of SFAS 123, the Company's pro forma net income and earnings per share would have been as presented below (in thousands, except per share data):

                                                         1996       1997       1998
                                                         ----       ----       ----
Net income -- as reported...........................    $35,378    $25,136    $8,151
Net income -- pro forma.............................     34,952     24,740     7,518
Net income per share -- as reported.................      $1.30      $1.10      $.38
Net income per share -- pro forma...................       1.28       1.08       .35

                            TITAN INTERNATIONAL, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCK OPTION PLANS (CONTINUED)
     The fair value of each option is calculated using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996, 1997 and 1998:

                                                         1996       1997       1998
                                                         ----       ----       ----
Stock price volatility..............................        42%        30%        34%
Risk-free interest rate.............................       5.8%       6.1%       5.6%
Expected life of options............................    6 years    6 years    6 years
Dividend yield......................................       .35%       .36%       .39%

     The weighted-average fair value of options granted during 1996, 1997 and 1998 was $8.03, $4.83 and $7.47 per option, respectively.

     The pro forma effect on net income for 1996, 1997 and 1998 may not be representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation related to grants made prior to 1996.

10. STOCKHOLDERS' EQUITY

     The Company's Board of Directors has authorized Titan to repurchase up to ten million shares of its common stock. The Company repurchased 0.6 million, 5.0 million and 0.9 million shares of its common stock for a cost of $9.5 million, $72.8 million and $9.2 million in 1996, 1997 and 1998, respectively. The Company is authorized to repurchase an additional 3.5 million common shares. The Company paid cash dividends of $.06 per share of common stock during 1996, 1997 and 1998.

11. LEASE COMMITMENTS

     The Company leases certain of its buildings and equipment under operating leases including a lease for the building in Brownsville, Texas. Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company. Total rental expense was $1.6 million, $2.2 million and $3.7 million for the years ended December 31, 1996, 1997 and 1998, respectively.

     At December 31, 1998, future minimum rental commitments under noncancellable operating leases with initial or remaining terms in excess of one year are as follows: $5.5 million in 1999; $4.5 million in 2000; $4.3 million in 2001; $3.8 million in 2002; and $3.4 million in 2003.

12. RELATED PARTY TRANSACTIONS

     The Company sells products and pays commissions to companies controlled by persons related to the Chief Executive Officer of the Company. During 1996, 1997 and 1998, sales of Titan product to these companies were approximately $5.0 million, $8.3 million and $11.5 million, respectively. On sales referred to Titan from these manufacturing representative companies, commissions were paid in the amount of approximately $1.0 million, $1.1 million and $1.1 million for 1996, 1997 and 1998, respectively. These sales and commissions were made in the ordinary course of business and were made on terms no less favorable to Titan than comparable sales and commissions to unaffiliated third parties.

                            TITAN INTERNATIONAL, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. LITIGATION

     The Company is party to several routine legal proceedings arising out of the normal course of business. The Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

14. REALIGNMENT & GAIN ON SALE OF ASSETS

     During the third quarter of 1996, the Company recorded a pretax realignment charge of $10.3 million. These costs consisted primarily of a write-off of start-up costs and inventory associated with the elimination of non-core products including automotive original equipment manufacturers' wheels, certain rolled rims and axles. In 1996, the Company sold the assets of certain affiliated companies and recorded a pretax gain of $16.3 million. These transactions were part of the Company's overall strategy to eliminate non-core businesses.

15. SEGMENT INFORMATION

     The Company has aggregated its operating units into reportable segments based on its three customer markets: agricultural, earthmoving/construction and consumer. These segments are based on the management approach, which is the internal organization used by management in making operating decisions and assessing performance. The accounting policies of the segments are the same as those described in Note 1, "Summary of Significant Accounting Policies." Sales between segments are priced at certain margins over the cost to manufacture and all intersegment revenues are eliminated in consolidation. Segment external revenues, expenses and income from operations are determined on the basis of the results of operations of operating units' manufacturing facilities. Segment assets are generally determined on the basis of the tangible assets located at such operating units' manufacturing facilities and the intangible assets associated with the acquisitions of such operating units. However, certain operating units' goodwill and property, plant and equipment balances are carried at the corporate level.

     Titan is organized primarily on the basis of products being broken into three separate marketing units. The products for each reportable segment include wheels, tires and wheel-tire assemblies. The Company has operations in the United States, Europe and South America.

     Revenues from one customer of Titan's agricultural, earthmoving/construction and consumer segments represents approximately $81 million, $107 million and $107 million of the Company's consolidated revenues in 1996, 1997 and 1998, respectively.

                            TITAN INTERNATIONAL, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SEGMENT INFORMATION (CONTINUED)
     The table below presents information about certain revenues and expenses, income (loss) from operations and segment assets used by the chief operating decision maker of Titan as of and for the years ended December 31, 1996, 1997 and 1998 (in thousands):

                                             EARTHMOVING/                         RECONCILING     CONSOLIDATED
                              AGRICULTURAL   CONSTRUCTION   CONSUMER   OTHER(A)      ITEMS           TOTALS
                              ------------   ------------   --------   --------   -----------     ------------
1996
Revenues from external
  customers.................    $306,743       $153,234     $154,266   $20,310     $       0        $634,553
Intersegment revenues.......      77,075         31,474       44,879       400             0         153,828
Depreciation &
  amortization..............      10,449          7,248        3,593       670         5,995(b)       27,955
Income from operations......      46,544         24,344        9,764     4,516       (17,901)(c)      67,267
Total assets................     239,100        122,746      105,984         0        90,762(d)      558,592
Capital expenditures........      12,343          7,080       12,435       332         4,475(e)       36,665
1997
Revenues from external
  customers.................    $358,255       $172,929     $158,947   $     0     $       0        $690,131
Intersegment revenues.......      84,877         37,361       47,566         0             0         169,804
Depreciation &
  amortization..............      12,099          8,295        4,985         0         5,538(b)       30,917
Income from operations......      49,975         28,403        4,780         0       (29,532)(f)      53,626
Total assets................     246,906        133,825      110,450         0        93,961(d)      585,142
Capital expenditures........      16,698          9,079        5,536         0         7,023(e)       38,336
1998
Revenues from external
  customers.................    $324,938       $174,354     $161,489   $     0     $       0        $660,781
Intersegment revenues.......      98,914         40,334       47,519         0             0         186,767
Depreciation &
  amortization..............      13,961          9,247        5,664         0         5,861(b)       34,733
Income from operations......      25,527         25,750        4,743         0       (24,857)(f)      31,163
Total assets................     299,182        152,209      143,555         0        83,328(d)      678,274
Capital expenditures........      38,427         12,204        9,542         0         4,747(e)       64,920

-------------------------
(a) Represents an operating segment that was divested in 1996

(b) Represents depreciation and amortization expense related to property, plant and equipment and goodwill carried at the corporate level

(c) Represents corporate expenses and depreciation and amortization expenses referred to in (b); net of realignment costs and gain on sale of assets (Note 14)

(d) Represents property, plant and equipment and goodwill related to certain acquisitions and other corporate assets

(e) Represents corporate capital expenditures

(f) Represents corporate expenses and depreciation and amortization expenses referred to in (b)

                            TITAN INTERNATIONAL, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SEGMENT INFORMATION (CONTINUED)
     The table below presents information by geographic area as of and for the years ended December 31, 1996, 1997 and 1998 (in thousands):

                                                                                                 CONSOLIDATED
                                                  UNITED STATES     ITALY     OTHER COUNTRIES       TOTALS
                                                  -------------     -----     ---------------    ------------
1996
Revenues from external customers..............      $503,242       $78,318        $52,993          $634,553
Intersegment revenues.........................       152,579             0          1,249           153,828
Long-lived assets.............................       176,789        37,372         32,175           246,336

1997
Revenues from external customers..............      $535,266       $81,330        $73,535          $690,131
Intersegment revenues.........................       165,568         1,021          3,215           169,804
Long-lived assets.............................       188,591        35,062         29,125           252,778

1998
Revenues from external customers..............      $487,174       $79,349        $94,258          $660,781
Intersegment revenues.........................       176,882         3,723          6,162           186,767
Long-lived assets.............................       251,961        35,615         37,607           325,183

16. EARNINGS PER SHARE

     Earnings per share for 1996, 1997 and 1998, are as follows (amounts in thousands, except share and per share data):

                                                                  NET        WEIGHTED-       PER SHARE
                                                                INCOME     AVERAGE SHARES     AMOUNT
                                                                ------     --------------    ---------
1996
BASIC EPS...................................................    $35,378      22,388,952        $1.58
Effect of stock options.....................................          0         125,954
Effect of subordinated convertible notes....................      2,594       6,807,292
                                                                -------      ----------
DILUTED EPS.................................................    $37,972      29,322,198        $1.30
                                                                =======      ==========        =====
1997
BASIC EPS...................................................    $25,136      22,581,806        $1.11
Effect of stock options.....................................          0         181,216
                                                                -------      ----------
DILUTED EPS.................................................    $25,136      22,763,022        $1.10
                                                                =======      ==========        =====
1998
BASIC EPS...................................................    $ 8,151      21,505,023        $ .38
Effect of stock options.....................................          0         126,557
                                                                -------      ----------
DILUTED EPS.................................................    $ 8,151      21,631,580        $ .38
                                                                =======      ==========        =====

                            TITAN INTERNATIONAL, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. SUPPLEMENTARY DATA -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     (All amounts in thousands, except per share data)

                                                           QUARTER ENDED:
                                         ---------------------------------------------------    YEAR ENDED
                                         MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31    DECEMBER 31
                                         --------    -------     ------------    -----------    -----------
1997
  Net sales..........................    $180,208    $187,360      $156,679       $165,884       $690,131
  Gross profit.......................      29,238      30,185        22,688         23,871        105,982
  Net income.........................       9,251       8,185         3,627          4,073         25,136
  Per share amounts:
     Basic...........................    $    .36    $    .38      $    .17       $    .19       $   1.11
     Diluted.........................         .36         .38           .17            .19           1.10
1998
  Net sales..........................    $187,428    $181,216      $149,186       $142,951       $660,781
  Gross profit.......................      32,496      27,228        19,020         12,385         91,129
  Net income (loss)..................       8,302       4,768           417         (5,336)         8,151
  Per share amounts:
     Basic...........................    $    .38    $    .22      $    .02       $   (.25)      $    .38
     Diluted.........................         .38         .22           .02           (.25)           .38

-------------------------
Note: The annual earnings per share amounts do not necessarily agree to the sum of the quarters as a result of changes in the market prices of the Company's stock and the application of the treasury stock method.

                           TITAN INTERNATIONAL, INC.

                       SCHEDULE IX -- VALUATION RESERVES

                                            BALANCE AT        ADDITIONS TO COSTS                    BALANCE AT END
             DESCRIPTION                 BEGINNING OF YEAR       AND EXPENSES       DEDUCTIONS         OF YEAR
             -----------                 -----------------    ------------------    ----------      --------------
Year ended December 31, 1996
  Reserve deducted in the balance
  sheet from the assets to which it
  applies
  Allowance for doubtful accounts....       $4,970,000            $  648,000        $(694,000)(a)     $4,924,000
                                            ==========            ==========        =========         ==========
Year ended December 31, 1997
  Reserve deducted in the balance
  sheet from the assets to which it
  applies
  Allowance for doubtful accounts....       $4,924,000            $  440,000        $(766,000)(b)     $4,598,000
                                            ==========            ==========        =========         ==========
Year ended December 31, 1998
  Reserve deducted in the balance
  sheet from the assets to which it
  applies
  Allowance for doubtful accounts....       $4,598,000            $1,400,000        $ 202,000(c)      $6,200,000
                                            ==========            ==========        =========         ==========

-------------------------
(a) Net of recoveries of $82,000 and includes reductions of $50,000 relating to the sale of assets of certain affiliated companies

(b) Net of recoveries of $47,000

(c) Net of recoveries of $350,000 and an addition relating to the acquisition of FUNSA of $294,000.