Form 10-Q
period 1999-03-31
TITAN INTERNATIONAL INC
filed 1999-05-07
CIK 899751

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   FOR QUARTERLY PERIOD ENDED: MARCH 31, 1999

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


                                 (217) 228-6011
                               (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                         ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                         SHARES OUTSTANDING AT
               CLASS                                        APRIL 30, 1999
               -----                                     ---------------------

COMMON STOCK, NO PAR VALUE PER SHARE                          20,875,576

                            TITAN INTERNATIONAL, INC.

                                TABLE OF CONTENTS



                                                                    Page Number
                                                                    -----------

Part I.           Financial Information

    Item 1.  Financial Statements (Unaudited)

             Consolidated Condensed Balance Sheets as of
             March 31, 1999 and December 31, 1998                         1

             Consolidated Condensed Statements of Operations
             for the Three Months Ended March 31, 1999 and 1998           2

             Consolidated Condensed Statements of Cash Flows
             for the Three Months Ended March 31, 1999 and 1998           3

             Notes to Consolidated Condensed Financial Statements        4-7


    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations              8-11


Part II.     Other Information and Signature                              12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            TITAN INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    (Amounts in thousands, except share data)

                                                                                                  MARCH 31,             DECEMBER 31,
                                                                                                    1999                   1998
                                                                                                    ----                   ----
ASSETS
Current assets
    Cash and cash equivalents                                                                     $  10,870               $  14,116
    Accounts receivable (net of allowance of
      $6,626 and $6,200, respectively)                                                              137,811                 108,194
    Inventories                                                                                     151,225                 154,045
    Prepaid and other current assets                                                                 37,559                  35,840
                                                                                                  ---------               ---------
        Total current assets                                                                        337,465                 312,195


Property, plant and equipment, net                                                                  282,749                 284,407
Other assets                                                                                         42,874                  40,896
Goodwill, net                                                                                        40,111                  40,776
                                                                                                  ---------               ---------
        Total assets                                                                              $ 703,199               $ 678,274
                                                                                                  =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current portion of long-term debt                                                             $  29,543               $   7,902
    Accounts payable                                                                                 70,242                  66,522
    Other current liabilities                                                                        71,510                  67,306
                                                                                                  ---------               ---------
        Total current liabilities                                                                   171,295                 141,730

Deferred income taxes                                                                                23,073                  23,396
Other long-term liabilities                                                                          17,671                  18,527
Long-term debt                                                                                      248,787                 247,584
                                                                                                  ---------               ---------
        Total liabilities                                                                           460,826                 431,237
                                                                                                  ---------               ---------

Stockholders' equity
    Common stock, no par, 60,000,000 shares authorized,
      27,555,081 and 27,520,139, respectively                                                            27                      27
    Additional paid-in capital                                                                      215,143                 214,807
    Retained earnings                                                                               128,616                 128,801
    Accumulated other comprehensive income                                                           (8,362)                 (4,294)
    Treasury stock at cost: 6,684,984 and 6,591,484 shares,
      respectively                                                                                  (93,051)                (92,304)
                                                                                                  ---------               ---------
        Total stockholders' equity                                                                  242,373                 247,037
                                                                                                  ---------               ---------

Total liabilities and stockholders' equity                                                        $ 703,199               $ 678,274
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

                            TITAN INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (UNAUDITED) (Amounts in thousands, except earnings
                                 per share data)



                                                          THREE MONTHS
                                                              ENDED
                                                            MARCH 31,

                                                          1999       1998
                                                         -----       ----

Net sales                                              $ 158,610   $187,428

Cost of sales                                            137,995    154,932
                                                       ---------   --------

    Gross profit                                          20,615     32,496

Selling, general & administrative expenses                13,442     12,706

Research and development expenses                          1,597      2,228
                                                       ---------   --------

    Income from operations                                 5,576     17,562

Interest expense                                           5,550      4,139

Other (income) expense                                      (181)        33
                                                       ---------   --------

    Income before income taxes                               207     13,390

Provision for income taxes                                    79      5,088
                                                       ---------   --------

Net income                                             $     128   $  8,302
                                                       =========   ========


Earnings per share:
  Basic                                                $     .01   $    .38
  Diluted                                              $     .01   $    .38

Average shares outstanding:
  Basic                                                   20,911     21,676
  Diluted                                                 20,911     21,903












               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)


                                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                                   1999                    1998
                                                                                                   ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                   $    128                  $  8,302
    Depreciation and amortization                                                                   9,874                     8,450
    Increase in receivables                                                                       (29,617)                  (37,157)
    (Increase)/decrease in inventories                                                              2,820                   (16,076)
    Increase in other current assets                                                                 (369)                     (184)
    Increase in accounts payable                                                                    3,720                    13,738
    Increase in other accrued liabilities                                                           4,144                    12,818
    Other, net                                                                                     (3,230)                     (608)
                                                                                                 --------                  --------

        Net cash provided by operating activities                                                 (12,530)                  (10,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net                                                                      (9,672)                   (7,537)
    Other                                                                                          (3,224)                        0
                                                                                                 --------                  --------

        Net cash used for investing activities                                                    (12,896)                   (7,537)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from long-term borrowings                                                             23,009                    15,000
    Payment of debt                                                                                  (165)                     (581)
    Repurchase of common stock                                                                       (686)                        0
    Dividends paid                                                                                   (314)                     (325)
    Other, net                                                                                        336                       503
                                                                                                 --------                  --------

        Net cash provided by financing activities                                                  22,180                    14,597

Net decrease in cash and cash equivalents                                                          (3,246)                   (3,657)

Cash and cash equivalents at beginning of period                                                   14,116                    21,207
                                                                                                 --------                  --------

Cash and cash equivalents at end of period                                                       $ 10,870                  $ 17,550
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

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.       ACCOUNTING POLICIES

         In the opinion of Titan International, Inc. ("Titan" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998.

         Accounting policies have continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's 1998 Annual Report on Form 10-K. For additional information regarding the Company's financial condition, refer to the footnotes accompanying the financial statements as of and for the year ended December 31, 1998 filed in conjunction with the Company's 1998 Annual Report on Form 10-K. Details in those notes have not changed significantly except as a result of normal interim transactions and certain matters discussed below.


B.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                     March 31,            December 31,
                                        1999                  1998
                                       ------                ------
         Raw materials                $45,687               $49,970
         Work-in-process               18,768                17,831
         Finished goods                80,935                82,579
                                       ------                ------
                                      145,390               150,380

         LIFO reserve                   5,835                 3,665
                                        -----                 -----
                                     $151,225              $154,045
                                     ========              ========


C.       FIXED ASSETS

         Property, plant and equipment, net reflects accumulated depreciation of $131.0 million and $124.2 million at March 31, 1999, and December 31, 1998, respectively.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


D.       GOODWILL

         Goodwill, net reflects accumulated amortization of $6.2 million and $5.8 million at March 31, 1999, and December 31, 1998, respectively.


E.       LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):

                                                                                 March 31,            December 31,
                                                                                   1999                  1998
                                                                                 ---------            ------------
         Senior subordinated notes                                               $150,000              $150,000
         Credit facility                                                           75,000                55,000
         Notes payable to Pirelli Armstrong Tire Corp.                             29,743                29,743
         Industrial revenue bonds and other                                        23,587                20,743
                                                                                 --------              --------
                                                                                  278,330               255,486

         Less:  Amounts due within one year                                        29,543                 7,902
                                                                                 --------              --------

                                                                                 $248,787              $247,584
                                                                                 ========              ========

         Aggregate maturities of long-term debt at March 31, 1999 are as follows
         (in thousands):


         April 1 - December 31, 1999                                              $ 7,420
         2000                                                                      23,017
         2001                                                                       5,863
         2002                                                                         135
         2003 and thereafter                                                      241,895
                                                                                ---------
                                                                                $ 278,330
                                                                                =========

                           TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


F.       SEGMENT INFORMATION

         The table below presents information about certain revenues and income
         (loss) from operations used by the chief operating decision maker of the Company for the three months ended March 31, 1999 and 1998 (in thousands):



                                                                            Revenues                                   Income (loss)
                                                                          from external          Intersegment                from
                                                                            customers              revenues               operations

                                                                            --------                -------                --------
1999
----
Agricultural                                                                $ 75,576                $26,620                $  4,480

Earthmoving/construction                                                      38,544                  9,622                   4,890

Consumer                                                                      44,490                 12,203                   2,171

Reconciling items (a)                                                              0                      0                  (5,965)
                                                                            --------                -------                --------

Consolidated totals                                                         $158,610                $48,445                $  5,576
                                                                            ========                =======                ========

1998
----
Agricultural                                                                $ 98,109                $29,754                $ 14,068

Earthmoving/construction                                                      47,999                 11,940                   8,081

Consumer                                                                      41,320                 12,866                   2,403

Reconciling items (a)                                                              0                      0                  (6,990)
                                                                            --------                -------                --------

Consolidated totals                                                         $187,428                $54,560                $ 17,562
                                                                            ========                =======                ========


(a) Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment and goodwill carried at the corporate level.

                           TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

G.       COMPREHENSIVE INCOME

         Comprehensive income, which includes net income and the effect of currency translation, was $(3.9) million for the first quarter of 1999, compared to $7.8 million in 1998.


H.       STOCK REPURCHASE PROGRAM

         The Company's Board of Directors has authorized the Company to repurchase up to ten million shares of its common stock. During the quarter ended March 31, 1999, the Company repurchased 0.1 million shares of common stock in the open market. The Company is authorized to repurchase an additional 3.4 million common shares.


I.       NEW ACCOUNTING STANDARD

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

                            TITAN INTERNATIONAL, INC.
ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1999, were $158.6 million compared to 1998 first quarter sales of $187.4 million. During the quarter, the Company continued to experience a labor strike at its Des Moines, Iowa tire facility, the largest of the Company's tire operations. As a result, production volumes decreased which caused decreases in sales and operating results, as discussed below. Sales also decreased due to shut-downs of certain facilities at several of Titan's largest customers.

Sales in the agricultural market were $75.6 million for the first quarter of 1999, as compared to $98.2 million in 1998. Earthmoving/construction market sales were $38.5 million for the first quarter of 1999, as compared to $47.9 million in 1998. The Company's consumer market sales were $44.5 million for the first quarter of 1999, as compared to $41.4 million in 1998. Sales in all markets were negatively impacted by a labor strike at the Company's Des Moines, Iowa facility and the shut-downs of certain facilities at several of Titan's largest customers.

Cost of sales was $138.0 million for the first quarter of 1999, as compared to $154.9 million in 1998. Gross profit for the first quarter of 1999 was $20.6 million or 13.0% of net sales, compared to $32.5 million or 17.3% of net sales for the first quarter of 1998. Gross profit for the first quarter of 1999 was negatively impacted by inefficiencies caused by labor issues at the Company's Des Moines, Iowa and Natchez, Mississippi facilities.

Selling, general and administrative ("SG&A") expenses for the first quarter of 1999 were $13.4 million or 8.5% of net sales, compared to $12.7 million or 6.8% of sales for 1998. The rise in SG&A expenses, as a percentage of sales, is primarily attributed to the decrease in volume as discussed above. Research and development ("R&D") expenses for the first quarter of 1999 were $1.6 million or 1.0% of net sales, compared to $2.2 million or 1.2% of net sales for 1998.

Income from operations for the first quarter of 1999 was $5.6 million or 3.5% of net sales, compared to $17.6 million or 9.4% in 1998. Income from operations was impacted by the items described in the preceding paragraphs.

Income from operations in the agricultural market was $4.5 million for the first quarter of 1999, as compared to $14.1 million in 1998. The company's earthmoving/construction market income from operations was $4.9 million for the first quarter of 1999, as compared to $8.1 million in 1998. Consumer market income from operations was $2.2 million for the first quarter of 1999, as compared to $2.4 million in 1998. The decrease in income from operations in the agricultural, earthmoving/construction and consumer markets was primarily due to the labor strike at the Company's Des Moines, Iowa facility and the shut-downs of certain facilities at several of Titan's largest customers.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Interest expense was $5.6 million for the first quarter of 1999, compared to $4.1 million in 1998. The increased interest expense was primarily due to an increase in the average debt outstanding in the first quarter of 1999.

Net income for the first quarter of 1999 was $0.1 million compared to $8.3 million in 1998. Basic and diluted earnings per share were $.01 for the first quarter of 1999 compared to $.38 in 1998.


LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 1999, negative cash flows from operating activities of $12.5 million resulted from increases in receivables. These amounts were partially offset by increases in accounts payable and other accrued liabilities and a decrease in inventories. The increase in receivables is primarily due to extended payment terms offered to certain customers during the first quarter of 1999.

The Company has invested $9.7 million in capital expenditures in 1999, including $2.4 million for equipment and construction related to the Brownsville, Texas facility. The balance represents various equipment purchases and building improvements to enhance production capabilities.

The Company received $20.0 million in proceeds from its $250.0 million revolving credit facility. These proceeds have been used to fund operations and capital expenditures.

At March 31, 1999, the Company had cash and cash equivalents of $10.9 million. Cash on hand, anticipated internal cash flows and utilization of available borrowing under the Company's credit facilities are expected to provide sufficient liquidity for working capital needs, capital expenditures and acquisitions for the foreseeable future.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000

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

Titan believes it is on schedule to become Year 2000 compliant. Planning began in 1996 and is substantially complete. Assessment of the Company's information technology ("IT") and non-IT systems is 95 percent complete and scheduled to be complete by July 1999. The Company's non-IT systems including manufacturing equipment, telecommunications equipment, building control equipment and environmental equipment were considered. Date sensitive non-IT and IT systems were identified and upgrade/replacement is anticipated to be complete by July 1999. Remediation of IT and non-IT systems is 80 percent complete and scheduled to be complete by September 1999. Testing is performed as noncompliant systems are remediated and will continue until year 2000 arrives.

The Company is evaluating its critical suppliers to ensure that there is no interruption in the delivery of products and services to Titan due to Year 2000 issues. In 1998, the Company sent questionnaires to its major and critical suppliers and customers in order to evaluate their Year 2000 status. Alternate suppliers are in the process of being identified and are anticipated to be in place by July 1999.

The total capitalized cost of the software upgrades was approximately $0.1 million for the first quarter of 1999, and is expected to total $1.1 million for 1999. The Company does not separately track the internal payroll costs associated with remediating for year 2000; such costs are expensed as incurred. The Company has utilized cash flows from operations in order to carry out the Year 2000 plans discussed herein. Other major systems projects have not been deferred due to the Year 2000 compliance projects.

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


YEAR 2000 (CONTINUED)

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



SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Readers should note that in addition to the historical information contained herein, this Form 10-Q contains forward-looking statements, which are inherently subject to risks, and uncertainties that could cause actual results to differ materially from those contemplated by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, as well as in the Company's 1998 Annual Report on Form 10-K.

                            TITAN INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION



ITEMS 1 THROUGH 6 ARE NOT APPLICABLE.

ITEM 6.        EXHIBITS AND REPORT ON FORM 8-K

               (a) Exhibits

               27  Financial Data Schedule

               (b) Reports on Form 8-K

               The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 1999




                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TITAN INTERNATIONAL, INC.
                                           (REGISTRANT)



DATE:       May 7, 1999        BY:  /s/ Kent W. Hackamack
       ----------------------     --------------------------------
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