Form 10-Q
period 1999-06-30
TITAN INTERNATIONAL INC
filed 1999-08-13
CIK 899751

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    FOR QUARTERLY PERIOD ENDED: JUNE 30, 1999

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


                                 (217) 228-6011
                               (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. YES   X     NO
                          ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                         SHARES OUTSTANDING AT
               CLASS                                        JULY 31, 1999
               -----                                        -------------

COMMON STOCK, NO PAR VALUE PER SHARE                          20,646,555

                            TITAN INTERNATIONAL, INC.

                                TABLE OF CONTENTS





                                                                                 Page Number
                                                                                 -----------

Part I.           Financial Information

    Item 1.       Financial Statements (Unaudited)

                  Consolidated Condensed Balance Sheets as of
                  June 30, 1999 and December 31, 1998                                   1

                  Consolidated Condensed Statements of Operations
                  for the Three and Six Months Ended
                  June 30, 1999 and 1998                                                2

                  Consolidated Condensed Statements of Cash Flows
                  for the Six Months Ended June 30, 1999 and 1998                       3

                  Notes to Consolidated Condensed Financial Statements                4-8


    Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      9-13


Part II.          Other Information and Signature                                   14-16

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            TITAN INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    (Amounts in thousands, except share data)


                                                                                JUNE 30,              DECEMBER 31,
                                                                                 1999                    1998
                                                                                 ----                    ----
ASSETS
Current assets
    Cash and cash equivalents                                                 $ 19,089                  $ 14,116
    Accounts receivable (net of allowance of
      $6,197 and $6,200, respectively)                                         120,054                   108,194
    Inventories                                                                140,598                   154,045
    Prepaid and other current assets                                            33,622                    35,840
                                                                              --------                  --------
        Total current assets                                                   313,363                   312,195

Property, plant and equipment, net                                             284,428                   284,407
Other assets                                                                    41,574                    40,896
Goodwill, net                                                                   39,585                    40,776
                                                                              --------                  --------
        Total assets                                                          $678,950                  $678,274
                                                                              ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current portion of long-term debt                                         $ 31,495                  $  7,902
    Accounts payable                                                            51,213                    66,522
    Other current liabilities                                                   67,178                    67,306
                                                                              --------                  --------
        Total current liabilities                                              149,886                   141,730

Deferred income taxes                                                           23,073                    23,396
Other long-term liabilities                                                     17,345                    18,527
Long-term debt                                                                 249,987                   247,584
                                                                              --------                  --------
        Total liabilities                                                      440,291                   431,237
                                                                              --------                  --------

Stockholders' equity
    Common stock, no par, 60,000,000 shares authorized,
      27,555,081 and 27,520,139, respectively                                       27                        27
    Additional paid-in capital                                                 215,143                   214,807
    Retained earnings                                                          128,460                   128,801
    Accumulated other comprehensive income                                     (9,953)                   (4,294)
    Treasury stock at cost: 6,919,705 and 6,591,484 shares,
      respectively                                                            (95,018)                  (92,304)
                                                                              --------                  --------
        Total stockholders' equity                                             238,659                   247,037
                                                                              --------                  --------

Total liabilities and stockholders' equity                                    $678,950                  $678,274
                                                                              ========                  ========


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             (Amounts in thousands, except earnings per share data)




                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                           JUNE 30,
                                                               1999         1998                  1999          1998
                                                               ----         ----                  ----          ----


Net sales                                                   $159,045       $181,216             $317,655      $368,644

Cost of sales                                                137,203        153,988              275,198       308,920
                                                            --------       --------             --------      --------

    Gross profit                                              21,842         27,228               42,457        59,724

Selling, general & administrative expenses                    13,510         13,601               26,952        26,307

Research and development expenses                              1,656          1,738                3,253         3,966
                                                            ----------     --------             --------      --------

    Income from operations                                     6,676         11,889               12,252        29,451

Interest expense                                               6,074          4,580               11,624         8,719

Other expense (income)                                           175          (382)                  (6)         (349)
                                                            --------       -------              --------      --------

    Income before income taxes                                   427          7,691                  634        21,081

Provision for income taxes                                       162          2,923                  241         8,011
                                                            --------       --------             --------      --------

Net income                                                  $    265       $  4,768             $    393      $ 13,070
                                                            ========       ========             ========      ========


Earnings per share:
  Basic                                                         $.01           $.22                 $.02          $.60
  Diluted                                                       $.01           $.22                 $.02          $.60

Average shares outstanding:
  Basic                                                       20,807         21,729               20,859        21,702
  Diluted                                                     20,807         21,940               20,859        21,922








               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)




                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                  1999                   1998
                                                                                  ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $   393                 $ 13,070
    Depreciation and amortization                                                19,572                   16,592
    Increase in receivables                                                     (15,578)                 (10,995)
    (Increase)/decrease in inventories                                           11,575                  (11,681)
    (Increase)/decrease in other current assets                                   2,795                  (14,427)
    Decrease in accounts payable                                                (12,494)                  (1,673)
    Increase in other accrued liabilities                                           777                    7,634
    Other, net                                                                   (1,741)                    (638)
                                                                                -------                 --------

        Net cash provided by/(used for) operating activities                      5,299                   (2,118)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net                                                   (19,413)                 (14,776)
    Acquisitions, net of cash acquired                                                0                   (1,909)
    Other                                                                        (3,155)                  (7,143)
                                                                                -------                 --------

        Net cash used for investing activities                                  (22,568)                  (23,828)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from long-term borrowings                                           26,434                   25,231
    Payment of debt                                                                (438)                    (742)
    Repurchase of common stock                                                   (2,966)                       0
    Dividends paid                                                                 (627)                    (651)
    Other, net                                                                      495                      964
                                                                                -------                 --------

        Net cash provided by financing activities                                22,898                   24,802

Effect of exchange rate changes on cash                                            (656)                       0

Net increase/(decrease) in cash and cash equivalents                              4,973                   (1,144)

Cash and cash equivalents at beginning of period                                 14,116                   21,207
                                                                                -------                 --------

Cash and cash equivalents at end of period                                      $19,089                 $ 20,063
                                                                                =======                 ========



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.       ACCOUNTING POLICIES

         In the opinion of Titan International, Inc. ("Titan" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998.

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


B.       INVENTORIES

         Inventories consisted of the following (in thousands):



                                                                                  June 30,            December 31,
                                                                                   1999                  1998
                                                                                   ----                  ----

         Raw materials                                                           $ 40,987              $ 49,970
         Work-in-process                                                           15,913                17,831
         Finished goods                                                            78,140                82,579
                                                                                 --------              --------
                                                                                  135,040               150,380

         LIFO reserve                                                               5,558                 3,665
                                                                                 --------              --------
                                                                                 $140,598              $154,045
                                                                                 ========              ========



C.       FIXED ASSETS

         Property, plant and equipment, net reflects accumulated depreciation of $137.7 million and $124.2 million at June 30, 1999, and December 31, 1998, respectively.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



D.       GOODWILL

         Goodwill, net reflects accumulated amortization of $6.4 million and $5.8 million at June 30, 1999, and December 31, 1998, respectively.


E.       LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):



                                                                                   June 30,            December 31,
                                                                                    1999                  1998
                                                                                    ----                  ----
         Senior subordinated notes                                              $ 150,000             $ 150,000
         Credit facility                                                           75,000                55,000
         Notes payable to Pirelli Armstrong Tire Corp.                             29,743                29,743
         Industrial revenue bonds and other                                        26,739                20,743
                                                                                ---------             ---------
                                                                                  281,482               255,486

         Less:  Amounts due within one year                                        31,495                 7,902
                                                                                 --------             ---------

                                                                                $ 249,987             $ 247,584
                                                                                =========             =========



         Aggregate maturities of long-term debt at June 30, 1999 are as follows (in thousands):




         July 1 - December 31, 1999                                             $   7,865
         2000                                                                      23,971
         2001                                                                       6,513
         2002                                                                         424
         2003 and thereafter                                                      242,709
                                                                                ---------
                                                                                $ 281,482
                                                                                =========

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




F.       SEGMENT INFORMATION

         The table below presents information about certain revenues and income
         (loss) from operations used by the chief operating decision maker of the Company for the three and six months ended June 30, 1999 and 1998 (in thousands):





                                                             Revenues                          Income (loss)
                      Three months ended                  from external     Intersegment           from
                        June 30, 1999                       customers         revenues          operations
                        -------------                       ---------         --------          ----------

                 Agricultural                               $  66,683         $ 21,982          $  5,011

                 Earthmoving/construction                      43,600           11,849             5,496

                 Consumer                                      48,762           13,614             2,147

                 Reconciling items (a)                              0                0            (5,978)
                                                            ---------         --------          --------

                 Consolidated totals                        $ 159,045         $ 47,445          $  6,676
                                                            =========         ========          ========



                      Three months ended
                         June 30, 1998
                         -------------

                 Agricultural                               $  91,945         $ 26,403          $  9,679

                 Earthmoving/construction                      46,622           10,072             7,326

                 Consumer                                      42,649           11,751             1,745

                 Reconciling items (a)                              0                0            (6,861)
                                                            ---------         --------          --------

                 Consolidated totals                        $ 181,216         $ 48,226          $ 11,889
                                                            =========         ========          ========



(a) Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment and goodwill carried at the corporate level.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



F.       SEGMENT INFORMATION (CONTINUED)





                                                            Revenues                            Income (loss)
                          Six months ended               from external     Intersegment          from
                           June 30, 1999                    customers        revenues          operations
                           -------------                    ---------        --------          ----------

                 Agricultural                               $ 142,259        $  48,602          $  9,491

                 Earthmoving/construction                      82,144           21,471            10,386

                 Consumer                                      93,252           25,817             4,318

                 Reconciling items (a)                              0                0          (11,943)
                                                            ---------        ---------          --------

                 Consolidated totals                        $ 317,655        $  95,890          $ 12,252
                                                            =========        =========          ========




                        Six months ended
                          June 30, 1998
                          -------------

                 Agricultural                               $ 190,054        $  56,157          $ 23,747

                 Earthmoving/construction                      94,621           22,012            15,407

                 Consumer                                      83,969           24,617             4,148

                 Reconciling items (a)                              0                0          (13,851)
                                                            ---------        ---------          --------

                 Consolidated totals                        $ 368,644        $ 102,786          $ 29,451
                                                            =========        =========          ========



(a) Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment and goodwill carried at the corporate level.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



G.       COMPREHENSIVE INCOME

         Comprehensive income, which includes net income and the effect of currency translation, was $(1.3) million for the second quarter of 1999, compared to $4.5 million in 1998. Comprehensive income for the six months ended June 30, 1999 was $(5.3) million, compared to $12.3 million in 1998.


H.       STOCK REPURCHASE PROGRAM

         The Company's Board of Directors has authorized the Company to repurchase up to ten million shares of its common stock. During the six months ended June 30, 1999, the Company repurchased 0.3 million shares of common stock in the open market. The Company is authorized to repurchase an additional 3.1 million common shares.


I.       NEW ACCOUNTING STANDARD

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), is effective for the Company in 2001. The Company is evaluating the effect SFAS 133 will have on its financial position and results of operations.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter ended June 30, 1999, were $159.0 million compared to 1998 second quarter net sales of $181.2 million. Net sales for the six months ended June 30, 1999, were $317.7 million, compared to 1998 net sales of $368.6 million. During the quarter, the Company continued to experience a labor strike at its Des Moines, Iowa tire facility, the largest of the Company's tire operations. As a result, production volumes decreased which caused decreases in net sales and operating results, as discussed below. Net sales also decreased due to a decline in the U.S. agricultural equipment sales, which has contributed to shutdowns of certain facilities at several of Titan's largest customers.

Net sales in the agricultural market were $66.7 and $142.3 million for the second quarter of 1999 and for the six months ended June 30, 1999 respectively, as compared to $91.9 and $190.1 million in 1998. Earthmoving/construction market net sales were $43.6 and $82.1 million for the second quarter of 1999 and for the six months ended June 30, 1999 respectively, as compared to $46.6 and $94.6 million in 1998. The Company's consumer market net sales were $48.8 and $93.3 million for the second quarter of 1999 and for the six months ended June 30, 1999, as compared to $42.6 and $84.0 million in 1998. Net sales in all markets were negatively impacted by a labor strike at the Des Moines, Iowa facility and the shutdowns of certain facilities at several of Titan's largest customers.

Cost of sales was $137.2 and $275.2 million for the second quarter of 1999 and for the six months ended June 30, 1999, as compared to $154.0 and $308.9 million in 1998. Gross profit for the second quarter of 1999 was $21.8 million or 13.7% of net sales, compared to $27.2 million or 15.0% of net sales for the second quarter of 1998. Gross profit for the six months ended June 30, 1999 was $42.5 million or 13.4% of net sales, compared to $59.7 million or 16.2% of net sales for 1998. Gross profit for the second quarter of 1999 and for the six months ended June 30, 1999, was negatively impacted by inefficiencies caused by labor issues at the Des Moines, Iowa facility and extended shutdowns of certain facilities at several of Titan's largest customers.

Selling, general and administrative ("SG&A") expenses for the second quarter of 1999 were $13.5 million or 8.5% of net sales, compared to $13.6 million or 7.5% in 1998. SG&A expenses for the six months ended June 30, 1999 were $27.0 million or 8.5% of net sales, compared to $26.3 million or 7.1% in 1998. The rise in SG&A expenses, as a percentage of sales, is primarily attributed to the decrease in sales volume as discussed above. Research and development ("R&D") expenses for the second quarter of 1999 were $1.7 million or 1.1% of net sales, compared to $1.7 million or 0.9% in 1998. R&D expenses for the six months ended June 30, 1999 were $3.3 million or 1.0% of net sales, compared to $4.0 million or 1.1% in 1998.

                           TITAN INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Income from operations for the second quarter of 1999 was $6.7 million or 4.2% of net sales, compared to $11.9 million or 6.6% in 1998. Income from operations for the six months ended June 30, 1999 was $12.3 million or 3.9% of net sales, compared to $29.5 million or 8.0% in 1998. Income from operations was impacted by the items described in the preceding paragraphs.

Income from operations in the agricultural market was $5.0 and $9.5 million for the second quarter of 1999 and for the six months ended June 30, 1999 respectively, as compared to $9.7 and $23.7 million in 1998. The company's earthmoving/construction market income from operations was $5.5 and $10.4 million for the second quarter of 1999 and for the six months ended June 30, 1999 respectively, as compared to $7.3 and $15.4 million in 1998. Consumer market income from operations was $2.1 and $4.3 million for the second quarter of 1999 and for the six months ended June 30, 1999 respectively, as compared to $1.7 and $4.1 million in 1998. The decrease in income from operations in the agricultural and earthmoving/construction markets was primarily due to the labor strike at the Des Moines, Iowa facility. Income from operations has also decreased due to a decline in U.S. agricultural equipment sales, which has contributed to shutdowns of certain facilities at several of Titan's largest customers. Income from operations on a segment basis does not include corporate expenses and depreciation and amortization expense related to property, plant and equipment and goodwill carried at the corporate level of $6.0 and $11.9 million for the second quarter of 1999 and for the six months ended June 30, 1999, respectively, as compared to $6.9 and $13.9 million in 1998.

Interest expense was $6.1 and $11.6 million for the second quarter of 1999 and for the six months ended June 30, 1999 respectively, compared to $4.6 and $8.7 million in 1998. The increased interest expense was primarily due to an increase in the average debt outstanding during the second quarter of 1999 and for the six months ended June 30, 1999.

Net income for the second quarter of 1999 and for the six months ended June 30, 1999 was $0.3 and $0.4 million respectively, compared to $4.8 and $13.1 million in 1998. Basic and diluted earnings per share were $.01 and $.02 for the second quarter of 1999 and for the six months ended June 30, 1999 respectively, compared to $.22 and $.60 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities of $5.3 million for the six months ended June 30, 1999 were attributed to net income, and decreases in inventories and other current assets. These amounts were partially offset by an increase in receivables and a decrease in accounts payable. The increase in receivables is primarily due to extended payment terms offered to certain customers during the first quarter of 1999. The decreases in inventories and accounts payable is primarily due to lower production levels during the six months ended June 30, 1999.

                           TITAN INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company has invested $19.4 million in capital expenditures in 1999, including $4.6 million for equipment and construction related to the Brownsville, Texas facility. The balance represents various equipment purchases and building improvements to enhance production capabilities.

During the six months ended June 30, 1999, the Company received $20.0 million in proceeds from its $250.0 million revolving credit facility. These proceeds have been used to fund operations and capital expenditures.

The Company's Board of Directors has authorized the Company to repurchase up to ten million shares of its common stock. During the six months ended June 30, 1999, the Company repurchased 0.3 million shares of common stock in the open market. The Company is authorized to repurchase an additional 3.1 million common shares.

At June 30, 1999, the Company had cash and cash equivalents of $19.1 million. Cash on hand, anticipated internal cash flows and utilization of available borrowing under the Company's credit facilities are expected to provide sufficient liquidity for working capital needs, capital expenditures and acquisitions for the foreseeable future.


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

Titan believes it is on schedule to become Year 2000 compliant. Planning began in 1996 and is substantially complete. Assessment of the Company's information technology ("IT") and non-IT systems is 95 percent complete and is estimated to be complete by September 1999. The Company's non-IT systems including manufacturing equipment, telecommunications equipment, building control equipment and environmental equipment were considered. Date sensitive non-IT and IT systems were identified and upgrade/replacement is anticipated to be complete by October 1999. Remediation of IT and non-IT systems is 90 percent complete and is estimated to be complete by November 1999. Testing is performed as noncompliant systems are remediated and will continue through year 2000.

                           TITAN INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 (CONTINUED)

The Company is evaluating its critical suppliers to ensure that there is no interruption in the delivery of products and services to Titan due to Year 2000 issues. In 1998, the Company sent questionnaires to its major and critical suppliers and customers in order to evaluate their Year 2000 status. Alternate suppliers have been identified and are in place.

The total capitalized cost of the software upgrades was approximately $0.2 million for the six months ended June 30, 1999, and is expected to total $1.1 million for 1999. The Company does not separately track the internal payroll costs associated with remediating for year 2000; such costs are expensed as incurred. The Company has utilized cash flows from operations in order to carry out the Year 2000 plans discussed herein. Other major systems projects have not been deferred due to the Year 2000 compliance projects.

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

EURO CONVERSION

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

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in the Company's business,
(ii) future expenditures for capital projects, (iii) the Company's ability to continue to control costs and maintain quality, (iv) the Company's business strategies, including its intention to introduce new products and (v) the Company's intention to consider and pursue acquisitions. These forward-looking statements are based partially on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including, (i) changes in the Company's end-user markets as a result of world economic or regulatory influences, (ii) changes in the competitive marketplace, including new products and pricing changes by the Company's competitors, or (iii) changes regarding the effects of Year 2000 compliance and implementation of the Euro. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire.

                            TITAN INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its Annual Meeting of Stockholders on May 20, 1999, for the purpose of electing three directors to serve for three year terms and approving the appointment of independent auditors.

                  All of management's nominees for directors as listed in the proxy statement were elected with the following vote:



                                                       Shares              Shares
                                                      Voted For           Withheld
                                                      ---------           --------

                  Richard M. Cashin, Jr.             17,329,548          1,839,296

                  Albert J. Febbo                    19,101,660             67,184

                  Mitchell I. Quain                  19,101,772             67,072



                  The appointment of PricewaterhouseCoopers LLP as independent auditors was approved by the following vote:



                                        Shares            Shares      Shares
                                      Voted For           Against    Withheld
                                      ---------           -------    --------

                                      19,156,184           7,432       5,228

                            TITAN INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION




ITEM 5.           OTHER MATTERS

                  On August 4, 1999, Carlisle Companies Incorporated and Titan International Inc. jointly announced that the two companies have entered into a letter of intent providing for the merger of Titan into Carlisle Companies in a transaction valued at approximately $600 million including the assumption of debt.

                  Upon consummation of the merger, each share of Titan's common stock issued and outstanding immediately prior to the merger will be converted into the right to receive the fraction of one share of Carlisle's common stock equal to the quotient obtained by dividing (i) $17 by (ii) the average of the closing price per share of Carlisle's common stock on the New York Stock Exchange on each of the 15 consecutive trading days immediately preceding the second trading day prior to the actual date of the special meeting of Carlisle's stockholders with respect to the transactions contemplated by the merger, subject to a maximum and minimum exchange ration of .3652 and .3242, respectively. The letter of intent has been approved by the Board of Directors of Titan.

                  In connection with the execution of the letter of intent, certain of Titan's stockholders, holding in the aggregate approximately 37% of Titan's outstanding common stock, have entered into voting agreements with Carlisle pursuant to which such stockholders have agreed to vote their shares of Titan's common stock in favor of the proposed merger.

                  The proposed merger is conditioned upon execution and delivery of a definitive merger agreement, completion of due diligence, approval of the Boards of Directors and the stockholders of both Carlisle and Titan of the proposed merger and the definitive merger agreement, procurement of applicable regulatory approval, the proposed merger qualifying as a "pooling-of-interest" transaction, and other customary conditions to closing and may be terminated under certain circumstances. Titan has agreed not to solicit competing offers for a period of 45 days and to pay a termination fee of $20,000,000 under certain circumstances.

                            TITAN INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION





ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                  27   Financial Data Schedule

                  (b)Reports on Form 8-K

                  The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 1999.







                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TITAN INTERNATIONAL, INC.
                                          (REGISTRANT)



DATE:    August 13, 1999         BY: /s/ Kent W. Hackamack
     ------------------------       -------------------------
                                         Kent W. Hackamack
                                         Vice President of Finance and Treasurer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)

                               INDEX TO EXHIBITS


     EXHIBIT NO.             DESCRIPTION
     -----------             ------------
         27                  Financial Data Schedule