Form 10-Q
period 1999-09-30
TITAN INTERNATIONAL INC
filed 1999-11-12
CIK 899751

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 FOR QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                    SHARES OUTSTANDING AT
              CLASS                                    OCTOBER 29, 1999
              -----                                    ----------------

COMMON STOCK, NO PAR VALUE PER SHARE                       20,671,580




================================================================================

                            TITAN INTERNATIONAL, INC.

                                TABLE OF CONTENTS



                                                                                     Page Number
                                                                                     -----------

Part I.           Financial Information

    Item 1.       Financial Statements (Unaudited)

                  Consolidated Condensed Balance Sheets as of
                  September 30, 1999 and December 31, 1998                               1

                  Consolidated Condensed Statements of Operations
                  for the Three and Nine Months Ended
                  September 30, 1999 and 1998                                            2

                  Consolidated Condensed Statements of Cash Flows
                  for the Nine Months Ended September 30, 1999 and 1998                  3

                  Notes to Consolidated Condensed Financial Statements                 4-8


    Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                       9-14


Part II.          Other Information and Signature                                    15-16

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            TITAN INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    (Amounts in thousands, except share data)


                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     1999           1998
                                                                     ----           ----
ASSETS
Current assets
    Cash and cash equivalents                                    $  12,827       $  14,116
    Accounts receivable (net of allowance of
        $6,272 and $6,200, respectively)                           104,075         108,194
    Inventories                                                    138,481         154,045
    Prepaid and other current assets                                34,310          35,840
                                                                 ---------       ---------
        Total current assets                                       289,693         312,195

Property, plant and equipment, net                                 288,561         284,407
Other assets                                                        48,673          40,896
Goodwill, net                                                       39,684          40,776
                                                                 ---------       ---------
        Total assets                                             $ 666,611       $ 678,274
                                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current portion of long-term debt                            $  31,491       $   7,902
    Accounts payable                                                57,420          66,522
    Other current liabilities                                       53,506          67,306
                                                                 ---------       ---------
        Total current liabilities                                  142,417         141,730

Deferred income taxes                                               23,073          23,396
Other long-term liabilities                                         17,121          18,527
Long-term debt                                                     249,914         247,584
                                                                 ---------       ---------
        Total liabilities                                          432,525         431,237
                                                                 ---------       ---------

Stockholders' equity
    Common stock, no par, 60,000,000 shares authorized,
      27,555,081 and 27,520,139, respectively                           27              27
    Additional paid-in capital                                     215,143         214,807
    Retained earnings                                              122,214         128,801
    Accumulated other comprehensive loss                            (8,481)         (4,294)
    Treasury stock at cost: 6,908,526 and 6,591,484 shares,
      respectively                                                 (94,817)        (92,304)
                                                                 ---------       ---------
        Total stockholders' equity                                 234,086         247,037
                                                                 ---------       ---------

Total liabilities and stockholders' equity                       $ 666,611       $ 678,274
                                                                 =========       =========


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             (Amounts in thousands, except earnings per share data)



                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                   1999            1998            1999             1998
                                                   ----            ----            ----             ----
Net sales                                       $ 135,983       $ 149,186       $ 453,638       $ 517,830

Cost of sales                                     125,824         130,166         401,022         439,086
                                                ---------       ---------       ---------       ---------

    Gross profit                                   10,159          19,020          52,616          78,744

Selling, general & administrative expenses         12,541          12,538          39,493          38,845

Research and development expenses                   1,563           1,465           4,816           5,431
                                                ---------       ---------       ---------       ---------

    Income (loss) from operations                  (3,945)          5,017           8,307          34,468

Interest expense                                    5,951           4,678          17,575          13,397

Other income                                         (437)           (334)           (443)           (683)
                                                ---------       ---------       ---------       ---------

    Income (loss) before income taxes              (9,459)            673          (8,825)         21,754

Provision (benefit) for income taxes               (3,595)            256          (3,354)          8,267
                                                ---------       ---------       ---------       ---------

Net income (loss)                               $  (5,864)      $     417       $  (5,471)      $  13,487
                                                =========       =========       =========       =========


Earnings (loss) per share:
  Basic                                         $    (.28)      $     .02       $    (.26)      $     .62
  Diluted                                       $    (.28)      $     .02       $    (.26)      $     .62

Average shares outstanding:
  Basic                                            20,647          21,657          20,859          21,687
  Diluted                                          20,735          21,725          20,859          21,856




               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 1999                    1998
                                                                                 ----                    ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                         $ (5,471)                $ 13,487
    Depreciation and amortization                                               28,684                   25,322
    Decrease in receivables                                                      1,680                    6,387
    (Increase)/decrease in inventories                                          13,750                  (18,860)
    (Increase)/decrease in other current assets                                  2,170                   (1,176)
    Decrease in accounts payable                                                (6,944)                  (6,878)
    Increase/(decrease) in other accrued liabilities                           (16,227)                   6,769
    Other, net                                                                    (367)                    (512)
                                                                              --------                 --------

        Net cash provided by operating activities                               17,275                   24,539

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net                                                  (28,920)                 (28,462)
    Acquisitions, net of cash acquired                                         (11,853)                 (14,686)
    Other                                                                            0                   (7,143)
                                                                              --------                 --------

        Net cash used for investing activities                                 (40,773)                 (50,291)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from long-term borrowings                                          26,526                   30,000
    Payment of debt                                                               (593)                    (954)
    Repurchase of common stock                                                  (3,177)                  (5,850)
    Dividends paid                                                                (937)                    (977)
    Other, net                                                                     816                      723
                                                                              --------                 --------

        Net cash provided by financing activities                               22,635                   22,942

Effect of exchange rate changes on cash                                           (426)                       0

Net decrease in cash and cash equivalents                                       (1,289)                  (2,810)

Cash and cash equivalents at beginning of period                                14,116                   21,207
                                                                              --------                 --------

Cash and cash equivalents at end of period                                    $ 12,827                 $ 18,397
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

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.       ACCOUNTING POLICIES

         In the opinion of Titan International, Inc. ("Titan" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998.

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


B.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                                                 September 30,            December 31,
                                                                     1999                    1998
                                                                     ----                    ----
                          Raw materials                           $ 39,535                 $ 49,970
                          Work-in-process                           17,237                   17,831
                          Finished goods                            76,462                   82,579
                                                                  --------                 --------
                                                                   133,234                  150,380

                          LIFO reserve                               5,247                    3,665
                                                                  --------                 --------
                                                                  $138,481                 $154,045
                                                                  ========                 ========


C.       FIXED ASSETS

         Property, plant and equipment, net reflects accumulated depreciation of $148.4 million and $124.2 million at September 30, 1999, and December 31, 1998, respectively.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


D.       GOODWILL

         Goodwill, net reflects accumulated amortization of $6.8 million and $5.8 million at September 30, 1999, and December 31, 1998, respectively.


E.       LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):

                                                                                September 30,          December 31,
                                                                                   1999                   1998
                                                                                   ----                   ----
         Senior subordinated notes                                               $150,000              $150,000
         Credit facility                                                           75,000                55,000
         Notes payable to Pirelli Armstrong Tire Corp.                             29,743                29,743
         Industrial revenue bonds and other                                        26,662                20,743
                                                                                 --------              --------
                                                                                  281,405               255,486

         Less:  Amounts due within one year                                        31,491                 7,902
                                                                                 --------              --------

                                                                                 $249,914              $247,584
                                                                                 ========              ========

         Aggregate maturities of long-term debt at September 30, 1999 are as follows (in thousands):

         October 1 - December 31, 1999                                          $   3,014
         2000                                                                      28,805
         2001                                                                       6,528
         2002                                                                         441
         2003 and thereafter                                                      242,617
                                                                                ---------
                                                                                $ 281,405
                                                                                =========





                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



F.       SEGMENT INFORMATION

         The table below presents information about certain revenues and income
         (loss) from operations used by the chief operating decision maker of the Company for the three and nine months ended September 30, 1999 and 1998 (in thousands):



                                               Revenues                    Income (loss)
                  Three months ended        from external  Intersegment        from
                  September 30, 1999          customers      revenues       operations
                  ------------------          ---------      --------       ----------
               Agricultural                    $ 54,694      $ 18,678      $ (1,157)

               Earthmoving/construction          39,089        10,121         2,055

               Consumer                          42,200        11,715         1,280

               Reconciling items (a)                  0             0        (6,123)
                                               --------      --------      --------

               Consolidated totals             $135,983      $ 40,514      $ (3,945)
                                               ========      ========      ========

                  Three months ended
                  September 30, 1998
                  ------------------
               Agricultural                    $ 69,388      $ 22,436      $  4,117

               Earthmoving/construction          40,973        10,048         6,082

               Consumer                          38,825         9,331         1,016

               Reconciling items (a)                  0             0        (6,198)
                                               --------      --------      --------

               Consolidated totals             $149,186      $ 41,815      $  5,017
                                               ========      ========      ========

(a) Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment and goodwill carried at the corporate level.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




F.       SEGMENT INFORMATION (CONTINUED)



                                           Revenues
            Nine months ended           from external  Intersegment   Income (loss)
            September 30, 1999            customers      revenues    from operations
            ------------------            ---------      --------    ---------------
          Agricultural                    $196,953      $ 67,280         $  8,334

          Earthmoving/construction         121,233        31,592           12,441

          Consumer                         135,452        37,532            5,598

          Reconciling items (a)                  0             0          (18,066)
                                          --------      --------         --------

          Consolidated totals             $453,638      $136,404         $  8,307
                                          ========      ========         ========

            Nine months ended
            September 30, 1998
            ------------------
          Agricultural                    $259,442      $ 78,593         $ 27,864

          Earthmoving/construction         135,594        32,060           21,489

          Consumer                         122,794        33,948            5,164

          Reconciling items (a)                  0             0          (20,049)
                                          --------      --------         --------

          Consolidated totals             $517,830      $144,601         $ 34,468
                                          ========      ========         ========


(a) Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment and goodwill carried at the corporate level.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




G.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss), which includes net income (loss) and the effect of currency translation, was $(4.4) million for the third quarter of 1999, compared to $3.9 million in 1998. Comprehensive income
         (loss) for the nine months ended September 30, 1999 was $(9.7) million, compared to $16.2 million in 1998.


H.       STOCK REPURCHASE PROGRAM

         The Company's Board of Directors has authorized the Company to repurchase up to ten million shares of its common stock. During the nine months ended September 30, 1999, the Company repurchased 0.3 million shares of common stock in the open market. The Company is authorized to repurchase an additional 3.1 million common shares.


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

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter ended September 30, 1999, were $136.0 million compared to 1998 third quarter net sales of $149.2 million. Net sales for the nine months ended September 30, 1999, were $453.6 million, compared to 1998 net sales of $517.8 million. Net sales decreased due to a decline in U.S. agricultural equipment sales, which has contributed to extended shutdowns of certain facilities at several of Titan's largest customers.

Net sales in the agricultural market were $54.7 and $197.0 million for the third quarter of 1999 and for the nine months ended September 30, 1999 respectively, as compared to $69.4 and $259.4 million in 1998. Earthmoving/construction market net sales were $39.1 and $121.2 million for the third quarter of 1999 and for the nine months ended September 30, 1999 respectively, as compared to $41.0 and $135.6 million in 1998. The Company's consumer market net sales were $42.2 and $135.5 million for the third quarter of 1999 and for the nine months ended September 30, 1999, as compared to $38.8 and $122.8 million in 1998. Net sales in all markets were negatively impacted by the shutdowns of certain facilities at several of Titan's largest customers.

Cost of sales was $125.8 and $401.0 million for the third quarter of 1999 and for the nine months ended September 30, 1999, as compared to $130.2 and $439.1 million in 1998. Gross profit for the third quarter of 1999 was $10.2 million or 7.5% of net sales, compared to $19.0 million or 12.7% of net sales for the third quarter of 1998. Gross profit for the nine months ended September 30, 1999 was $52.6 million or 11.6% of net sales, compared to $78.7 million or 15.2% of net sales for 1998. Gross profit for the third quarter of 1999 and for the nine months ended September 30, 1999, was negatively impacted primarily by inefficiencies caused by extended shutdowns of certain facilities at several of Titan's largest customers.

Selling, general and administrative ("SG&A") expenses for the third quarter of 1999 were $12.5 million or 9.2% of net sales, compared to $12.5 million or 8.4% in 1998. SG&A expenses for the nine months ended September 30, 1999 were $39.5 million or 8.7% of net sales, compared to $38.8 million or 7.5% in 1998. The rise in SG&A expenses, as a percentage of net sales, is primarily attributed to the decrease in net sales volume as discussed above. Research and development ("R&D") expenses for the third quarter of 1999 were $1.6 million or 1.2% of net sales, compared to $1.5 million or 1.0% in 1998. R&D expenses for the nine months ended September 30, 1999 were $4.8 million or 1.1% of net sales, compared to $5.4 million or 1.0% in 1998.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (CONTINUED)

Loss from operations for the third quarter of 1999 was $(3.9) million or 2.9% of net sales, compared to income from operations of $5.0 million or 3.4% in 1998. Income from operations for the nine months ended September 30, 1999 was $8.3 million or 1.8% of net sales, compared to $34.5 million or 6.7% in 1998. Income and loss from operations was impacted by the items described in the preceding paragraphs.

Loss from operations for the third quarter of 1999 in the agricultural market was $(1.2) million, as compared to income from operations of $4.1 million in 1998. Income from operations in the agricultural market was $8.3 million for the nine months ended September 30, 1999, as compared to $27.9 million in 1998. The Company's earthmoving/construction market income from operations was $2.1 and $12.4 million for the third quarter of 1999 and for the nine months ended September 30, 1999 respectively, as compared to $6.1 and $21.5 million in 1998. Consumer market income from operations was $1.3 and $5.6 million for the third quarter of 1999 and for the nine months ended September 30, 1999 respectively, as compared to $1.0 and $5.2 million in 1998. Income from operations has decreased due to a decline in U.S. agricultural equipment sales, which has contributed to shutdowns of certain facilities at several of Titan's largest customers. Income from operations on a segment basis does not include corporate expenses and depreciation and amortization expense related to property, plant and equipment and goodwill carried at the corporate level of $6.1 and $18.1 million for the third quarter of 1999 and for the nine months ended September 30, 1999, respectively, as compared to $6.2 and $20.0 million in 1998.

Interest expense was $6.0 and $17.6 million for the third quarter of 1999 and for the nine months ended September 30, 1999 respectively, compared to $4.7 and $13.4 million in 1998. The increased interest expense was primarily due to an increase in the average debt outstanding during the third quarter of 1999 and for the nine months ended September 30, 1999.

Net loss for the third quarter of 1999 and for the nine months ended September 30, 1999 was $(5.9) and $(5.5) million respectively, compared to net income of $0.4 and $13.5 million in 1998. Basic and diluted loss per share were $(.28) and $(.26) for the third quarter of 1999 and for the nine months ended September 30, 1999 respectively, compared to earnings per share of $.02 and $.62 in 1998.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities of $17.3 million for the nine months ended September 30, 1999 were attributed to decreases in receivables, inventories and other current assets. These amounts were partially offset by decreases in accounts payable and other accrued liabilities. The decreases in inventories and accounts payable are primarily due to lower production levels during the nine months ended September 30, 1999. The decrease in other accrued liabilities of $16.2 million relates primarily to the payment of liabilities to creditors of approximately $11.8 million by the Company's Natchez, Mississippi facility, all of which had been recorded at the acquisition date in the prior year. The remaining decrease in other accrued liabilities relates primarily to timing of payments.

The Company has invested $28.9 million in capital expenditures in 1999, including $8.5 million for equipment and construction related to the Brownsville, Texas facility. The balance represents various equipment purchases and building improvements to enhance production capabilities.

During the nine months ended September 30, 1999 the Company acquired 35.9 percent of the stock of Wheels India Limited, which is being accounted for under the equity method of accounting. With facilities in Madras and Poona, India, Wheels India is the largest manufacturer of steel wheels for all applications in the Indian sub-continent.

During the nine months ended September 30, 1999, the Company received $20.0 million in proceeds from its $250.0 million revolving credit facility. These proceeds have been used to fund operations and capital expenditures.

The Company's Board of Directors has authorized the Company to repurchase up to ten million shares of its common stock. During the nine months ended September 30, 1999, the Company repurchased 0.3 million shares of common stock in the open market. The Company is authorized to repurchase an additional 3.1 million common shares.

At September 30, 1999, the Company had cash and cash equivalents of $12.8 million. Cash on hand, anticipated internal cash flows and utilization of available borrowing under the Company's credit facilities are expected to provide sufficient liquidity for working capital needs, capital expenditures and acquisitions for the foreseeable future.

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

Titan believes it is on schedule to become Year 2000 compliant. Planning began in 1996 and is substantially complete. Assessment of the Company's information technology ("IT") and non-IT systems is complete. The Company's non-IT systems including manufacturing equipment, telecommunications equipment, building control equipment and environmental equipment were considered. Date sensitive non-IT and IT systems were identified and upgrade/replacement is anticipated to be complete by November 1999. Remediation of IT and non-IT systems is 95 percent complete and is estimated to be complete by December 1999. Testing is performed as noncompliant systems are remediated and will continue through year 2000.

The Company is evaluating its critical suppliers to ensure that there is no interruption in the delivery of products and services to Titan due to Year 2000 issues. In 1998, the Company sent questionnaires to its major and critical suppliers and customers in order to evaluate their Year 2000 status. Alternate suppliers have been identified and are in place.

The total capitalized cost of the software upgrades was approximately $0.8 million for the nine months ended September 30, 1999, and is expected to total $1.1 million for 1999. The Company does not separately track the internal payroll costs associated with remediating for year 2000; such costs are expensed as incurred. The Company has utilized cash flows from operations in order to carry out the Year 2000 plans discussed herein. Other major systems projects have not been deferred due to the Year 2000 compliance projects.

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

The Company's Year 2000 program is subject to a variety of risks and uncertainties some of which are beyond the Company's control. Although no assurances can be given as to the Company's compliance, particularly as it relates to third-parties, based upon the progress to date, the Company does not expect the consequences of any of the Company's unanticipated or unsuccessful modifications to have a material adverse effect on its financial position or results of operations. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not completed for Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's relationships with suppliers and customers. In addition, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

EURO CONVERSION

The Company is in the process of identification, implementation and testing of its systems to adopt the Euro currency in its operations affected by this change. The Company expects to have its systems ready to process the Euro conversion prior to January 1, 2002. The costs associated with the transition to the Euro are not anticipated to be material.

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

                            TITAN INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION



ITEM 5.  OTHER MATTERS

         Titan International, Inc. and Carlisle Companies Incorporated have agreed not to extend the letter of intent providing for the merger of Titan into Carlisle. The letter of intent expired on September 18, 1999. The initial announcement of the letter of intent was made on August 4, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         27  Financial Data Schedule

         (b) Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TITAN INTERNATIONAL, INC.
                                           (REGISTRANT)



DATE:   November 12, 1999           BY: /s/ Kent W. Hackamack
      ---------------------             --------------------------------
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