Form 10-K405
period 1999-12-31
TITAN INTERNATIONAL INC
filed 2000-03-27
CIK 899751

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-12936

                           TITAN INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                   ILLINOIS                                      36-3228472
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
     2701 SPRUCE STREET, QUINCY, IL 62301                      (217) 228-6011
   (Address of principal executive offices,                  (Telephone Number)
             including Zip Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
          Common stock, no par value                      New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 29, 2000, 20,666,339 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $91,804,428 based upon the closing price of the common stock on the New York Stock Exchange on February 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the registrant's definitive proxy statement for its annual meeting of stockholders to be held May 18, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

GENERAL

     Titan International, Inc. ("Titan" or the "Company") is a global manufacturer of off-highway steel wheels and tires in the agricultural, earthmoving/construction and consumer markets. Titan generally manufactures both wheels and tires for these markets and provides the value-added service of assembling the completed wheel-tire system. The Company offers a broad range of different products that are manufactured in relatively short production runs to meet original equipment manufacturers' ("OEMs") specifications and/or aftermarket customer requirements.

     During the mid-1990s Titan began a process to reengineer the wheel and tire industry. The Company established a new identity, creating the framework for continued well-managed growth. Titan continues a multi-year plan to focus on its core business and lay the groundwork for ongoing growth and strength in the off-highway wheel, tire and assembly business. Product innovation has demonstrated Titan's leadership with the development of the LSW series of wheels and tires, which is expected to considerably enhance the performance of off-highway vehicles.

     In 1999, Titan's sales in the agricultural market represented 43% of net sales, the earthmoving/ construction market represented 27% of net sales and the consumer market represented 30% of net sales. For information concerning the revenues, certain expenses, income from operations and assets attributable to each of the segments in which the Company operates, see Note 15 to the consolidated financial statements of Titan International, Inc. included in Item 8 herein.

AGRICULTURAL MARKET

     Titan sells agricultural wheels, rims and tires to OEMs and aftermarket distributors. These wheels, rims and tires are manufactured by Titan for installation on various agricultural and forestry equipment, such as tractors, combines, skidders, plows, planters and irrigation equipment. The wheels and rims range in diameter from 4" to 54" with the 54" diameter being the largest agricultural wheel manufactured in North America. Basic configurations are combined with other features (such as various centers and a wide range of material thickness) allowing the Company to offer a broad line of different product models to meet customer specifications. The agricultural tires range in diameter from 8" to 85" and in width from 4.8" to 46.5". Titan introduced the world's largest agricultural tire in 1999. This 1100 x 46.5 size LSW assembly features an 85-inch outside diameter. The Company offers the added value of a wheel and tire assembly to its customers. The Company's aftermarket tires are marketed through a network of independent distributors and Titan's own distribution centers.

EARTHMOVING/CONSTRUCTION MARKET

     The Company manufactures wheels and rims for various types of earthmoving, mining and construction equipment, including skid steers, cranes, graders and levelers, scrapers, self-propelled shovel loaders, load transporters, haul trucks and back-hoe loaders. These wheels and rims range in diameter from 20" to 63", in width from 8" to 44" and in weight from 125 pounds to 6,300 pounds. The 63" diameter is the largest earthmoving/construction wheel manufactured in North America. The Company provides its customers with a broad range of earthmoving/construction wheels and rims. The majority of the earthmoving/construction wheels produced by Titan are sold directly to OEMs. Titan currently produces a wide range of tires for the earthmoving/construction market. The earthmoving/construction market is another area in which the Company can offer the added value of wheel and tire assembly.

CONSUMER MARKET

     Titan manufactures a variety of products for all terrain vehicles ("ATV"), lawn and garden and trailer products. Titan currently produces a wide range of tires for the consumer market. These wheels and rims range in diameter from 4" to 16". Four new ATV tire tread patterns for the replacement market were introduced in 1999. The Company can also offer the value-added service of a wheel-tire system for the consumer market. The Company continues to hold significant shares of the domestic markets for boat, recreational, agricultural and utility trailers wheels and tires. Titan's goal is for continued growth in 2000 with additions of new sizes in ATV, lawn and garden and trailer products.

OPERATIONS

     Wheel Manufacturing Process. Most agricultural wheels are produced using a rim and a wheel center. A rim is produced by first cutting large steel sheets to required width and length specifications. These steel sheets are rolled and welded to form a circular rim, which is flared and formed in the rollform operation. The majority of wheel centers are manufactured using presses that both blank and form the center to specifications in multiple stage operations. The Company has the capability to e-coat the wheel using a multi-step process prior to the final top coating.

     Large earthmoving/construction steel wheels are manufactured principally from hot rolled steel sections. This process is used because the high load bearing capacity of these wheels requires rim thickness which is beyond the capability of cold-rolling. Rims are built from a series of hoops that are welded together to form a rim base. The complete rim is made from either three or five separate parts that then lock together after the rubber tire has been fitted to the wheel and inflated.

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

     Wheel and Tire Assemblies. The Company's position as a manufacturer of both wheels and tires allows Titan to mount and deliver one of the largest selections of off-road assemblies in the world. Backed by the resources of the Company's facilities, Titan provides the value-added service of one-stop shopping for wheel-tire assemblies for the agricultural, earthmoving/construction and consumer markets. Customer orders are entered into the Company's system either by electronic data interchange or manually. Based on each customer's requirements, the appropriate wheel-tire assembly and delivery schedule is formulated. The Company's just-in-time delivery program offers the product to the customer when requested.

     Quality Control. The Company is ISO 9000 certified at eight of its manufacturing facilities. The ISO 9000 series is a set of related and internationally recognized standards of management and quality assurance. The standards specify guidelines for establishing, documenting and maintaining a system to ensure quality. The ISO 9000 certifications are evidence of Titan's dedication to providing quality products to its customers.

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

CUSTOMERS

     The Company's ten largest customers accounted for approximately 45% of net sales for the year ended December 31, 1999, compared to 46% for the year ended December 31, 1998. Net sales to Deere & Company in Titan's agricultural, earthmoving/construction and consumer markets represent 15% of the Company's consolidated revenues for the year ended December 31, 1999. No other customers accounted for more than 10% of the Company's net sales in 1999.

MARKETING AND DISTRIBUTION

     The Company has an internal sales force and utilizes several manufacturing representative firms for sales in the United States and Europe. In the United States sales representatives are organized within geographical regions. The international sales force includes employees in France, Germany, Italy and the United Kingdom. The Company believes international sales efforts are enhanced when sales representatives sell primarily within their native countries.

     Titan distributes wheels and tires directly to OEMs. The distribution of aftermarket tires is done primarily through a network of independent dealers. The Company distributes wheel and tire assemblies through its own distribution centers directly to OEMs and to aftermarket customers. Titan's distribution network consists of twelve facilities throughout the United States and Europe, which are strategically located near major OEMs and aftermarket customers for just-in-time delivery.

RESEARCH, DEVELOPMENT AND ENGINEERING

     The Company's research, development and engineering staffs test new designs and technologies, developing new manufacturing methods to improve product quality and performance. These services enhance the Company's relationship with its customers. The Company has spent, $6.8 million, $7.1 million and $6.3 million on research and development for the years ended December 31, 1997, 1998 and 1999, respectively. The costs are primarily due to the development of the LSW series of wheels and tires, which is expected to considerably enhance the performance of off-highway vehicles. Titan continues to introduce new designs of LSW wheel and tire assemblies for the agricultural, earthmoving/construction and consumer markets.

     The LSW wheel and tire assemblies reduce bounce, hop, lope and heat build-up and provide more stability and safety for the operator, which in turn means greater productivity. The key to the success of the LSW is an increase in the diameter of the wheel while maintaining the original outside diameter of the tire. This is accomplished by lowering the sidewall (LSW is an acronym for low sidewall) and increasing its strength. Maintaining the original outside diameter of the tire allows the LSW to improve the performance of agricultural, earthmoving/construction and consumer equipment without further modification.

BACKLOG

     As of February 29, 2000, Titan estimates that it had $167 million in firm orders compared to $193 million at February 28, 1999. Orders are considered firm if the customer would be obligated to accept the product if manufactured and delivered pursuant to the terms of such orders. The Company believes that the majority of its current backlog orders will be filled during the current year.

COMPETITION

     The Company competes with several domestic and international competitors, some of which are larger and have greater financial and marketing resources than Titan. The Company believes it is the primary source of steel wheels and rims to the majority of its North American customers. Major competitors in the wheel market include GKN Wheels, Ltd., and Topy Industry, Ltd., and major competitors in the tire market include Goodyear Tire & Rubber Co. and Bridgestone/Firestone. The Company competes primarily on the basis of price, quality, customer service, design capability and delivery time. The Company's ability to compete with international competitors may be adversely affected by currency fluctuations. In addition, certain of the Company's OEM customers could, under certain circumstances, elect to manufacture certain of the Company's products to meet their requirements or to otherwise compete with the Company. There can be no assurance that the businesses of the Company will not be adversely affected by increased competition in the markets in which it operates or that the Company's competitors will not develop products that are more effective or less expensive than the Company's products or which could render certain of the Company's products less competitive. From time to time, certain competitors of the Company have reduced their prices in particular product categories, which has prompted the Company to reduce its prices. There can be no assurance that in the future competitors of the Company will not further reduce prices or that any such reductions would not have a material adverse effect on the Company.

EMPLOYEES

     At January 31, 2000, the Company employed approximately 5,000 people in the United States and Europe. Approximately 19% of the Company's employees in the United States are covered by two collective bargaining agreements, which have expired or will expire before the year 2003. The majority of employees at Titan's foreign facilities are represented by collective bargaining agreements which are renewed from time to time depending on terms of the agreement and the laws of the foreign jurisdiction. Since the expiration of their collective bargaining agreement in April 1998, approximately 600 employees at the Company's Des Moines, Iowa facility have been on strike. Since September 1998, former Fidelity Tire union employees have been picketing the Natchez, Mississippi facility. The Company has been hiring and training a new workforce at these two facilities. Although the Company believes that its relations with its employees are generally good, the labor disputes could have a material adverse effect on the Company's financial position and results of operations.

INTERNATIONAL OPERATIONS

     In addition to the Company's facilities in the United States, Titan also operates facilities in Europe. For the year ended December 31, 1999, the Company generated 25% of its net sales from foreign operations. International operations and exports to foreign markets are subject to a number of special risks, including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of markets, restrictive actions by foreign governments (such as restrictions on transfer of funds, export duties and quotas and foreign customs), changes in foreign laws regarding trade and investment, difficulty in obtaining distribution and support, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws. There can be no assurance that one or a combination of these factors will not have a material adverse effect on the Company's ability to increase or maintain its foreign sales or on its results of operations. The Company had total aggregate export sales of approximately $97.6 million, $103.4 million, and $90.9 million for the years ended December 31, 1997, 1998 and 1999, respectively. For financial information regarding international operations, see Note 15 to the consolidated financial statements of Titan International, Inc. included in Item 8 herein.

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

ITEM 2. PROPERTIES

     The Company maintains twenty-one manufacturing and warehousing/distribution facilities in the United States with a collective floor space of approximately
8.4 million square feet. Of these facilities, one is used primarily for the manufacture of agricultural products, one is used primarily for the manufacture of earthmoving/construction products, three are used primarily for the manufacture of consumer products, one is used for the manufacture of earthmoving/construction and consumer products and four are used for the manufacture of agricultural, earthmoving/construction and consumer products. The remaining eleven facilities are used for the warehousing/distribution of products in all of the Company's segments.

     In Europe, Titan maintains seven manufacturing and warehousing/distribution facilities with a collective floor space of approximately 1.3 million square feet. Of these facilities, one is used for the manufacture of earthmoving/construction products, five are used for the manufacture of agricultural and earthmoving/construction products and one is used for warehousing/distribution of products in all of the Company's segments.

     Several of the Company's facilities are leased through operating lease agreements. For information on operating leases, see Note 12 to the consolidated financial statements of Titan International, Inc. included in Item 8 herein. The Company considers each of its facilities to be in good operating condition and adequate for its present use. Management believes that the Company has sufficient capacity to meet current market demand.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to routine legal proceedings arising out of the normal course of business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes that none of these actions, individually or in the aggregate, will have a material adverse affect on its financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of all executive officers of the Company are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Stockholders. The President and Secretary are brother and sister. There is no arrangement or understanding between any officer and any other person pursuant to which an officer was selected.

     Maurice M. Taylor, Jr., 55, has been President, CEO and a Director of the Company since 1990, when Titan was acquired in a management-led buyout by investors, including Mr. Taylor.

     J. Michael A. Akers, 56, began organizing the start-up of Titan's European Operations in 1990 and became a member of the management team in 1995. Mr. Akers was appointed Vice President in 1999.

     Kent W. Hackamack, 41, served as Corporate Controller of the Company from 1994 to 1996. Mr. Hackamack was appointed Vice President of Finance and Treasurer in 1996.

     Cheri T. Holley, 52, joined the Company in 1994 as General Counsel and Secretary. Ms. Holley was appointed Vice President in 1996.

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

                                                                                DIVIDENDS
                                                               HIGH     LOW     DECLARED
                                                              ------    ---     ---------
1998
First quarter...............................................  $20.25   $16.50    $0.015
Second quarter..............................................   20.19    16.75     0.015
Third quarter...............................................   17.81     9.69     0.015
Fourth quarter..............................................   12.25     8.56     0.015
1999
First quarter...............................................  $ 9.94   $ 6.63    $0.015
Second quarter..............................................   11.88     7.63     0.015
Third quarter...............................................   14.50    10.00     0.015
Fourth quarter..............................................   10.38     4.81     0.015

     On February 29, 2000, there were approximately 760 holders of record of Titan common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below, as of and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999, are derived from the Company's consolidated financial statements, audited by PricewaterhouseCoopers LLP, independent accountants, and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1995       1996       1997       1998       1999
                                            ----       ----       ----       ----       ----
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales...............................  $623,183   $634,553   $690,131   $660,781   $588,023
Gross profit............................   115,726     97,354    105,982     91,129     61,694
Income from operations..................    73,055     67,267     53,626     31,163      3,770
Income (loss) before income taxes.......    63,280     56,981     40,542     13,146    (18,445)
Net income (loss).......................    37,983     35,378     25,136      8,151    (11,436)
Net income (loss) per share -- basic....  $   1.91   $   1.58   $   1.11   $    .38   $   (.55)
Net income (loss) per
  share -- diluted......................      1.50       1.30       1.10        .38       (.55)
Working capital.........................  $151,258   $181,015   $183,909   $170,465   $170,783
Current assets..........................   264,900    284,651    298,596    312,195    279,078
Total assets............................   512,135    558,592    585,142    678,274    637,181
Long-term debt..........................   142,305    113,096    181,705    247,584    255,521
Stockholders' equity....................   215,872    301,181    248,129    247,037    228,866
Dividends declared per common share.....  $   0.05   $   0.06   $   0.06   $   0.06   $   0.06

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

                                                              AS A PERCENTAGE OF SALES
                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1997     1998     1999
                                                               ----     ----     ----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   84.6     86.2     89.5
                                                              -----    -----    -----
Gross profit................................................   15.4     13.8     10.5
Selling, general, administrative expenses...................    6.6      8.0      8.8
Research and development expenses...........................    1.0      1.1      1.1
                                                              -----    -----    -----
Income from operations......................................    7.8      4.7      0.6
Interest expenses...........................................    2.2      2.8      4.0
Other income................................................   (0.3)    (0.1)    (0.3)
                                                              -----    -----    -----
Income (loss) before income taxes...........................    5.9      2.0     (3.1)
Provision (benefit) for income taxes........................    2.3      0.8     (1.2)
                                                              -----    -----    -----
Net income (loss)...........................................    3.6%     1.2%    (1.9)%
                                                              =====    =====    =====

     In addition, the following table sets forth, for periods indicated, components of the Company's net sales classified by segment (in thousands):

                                                                1997       1998       1999
                                                                ----       ----       ----
Agricultural................................................  $358,255   $324,938   $254,754
Earthmoving/Construction....................................   172,929    174,354    157,736
Consumer....................................................   158,947    161,489    175,533
                                                              --------   --------   --------
  Total.....................................................  $690,131   $660,781   $588,023
                                                              ========   ========   ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998

     Net sales for the year ended December 31, 1999, were $588.0 compared to $660.8 million in net sales for the year ended December 31, 1998. Net sales decreased due to a decline in U.S. agricultural and earthmoving/construction equipment sales, which has contributed to extended shutdowns of certain facilities at several of Titan's largest customers. Net sales were also impacted by the retraining of workers at two of the Company's facilities.

     The Company generates 25% of its net sales from foreign subsidiaries, therefore the Company is subject to fluctuations in those foreign currencies. Foreign currency fluctuations for the year ended December 31, 1999, had a minimal effect on results of operations.

     Cost of sales was $526.3 million for the year ended December 31, 1999, as compared to $569.7 million in 1998. Gross profit for the year ended December 31, 1999, was $61.7 million or 10.5% of net sales, compared to $91.1 million, or 13.8% of net sales for 1998. Gross profit was negatively impacted primarily by inefficiencies caused by extended shutdowns of certain facilities at several of Titan's largest customers and the costs associated with retraining the workforce at two facilities.

     Selling, general and administrative ("SG&A") expenses were $51.6 million or 8.8% of net sales for the year ended December 31, 1999, as compared to $52.9 million or 8.0% of net sales for 1998. The rise in SG&A expenses, as a percentage of net sales, is primarily attributed to the decrease in net sales volume as discussed above. Research and development expenses were $6.3 million or 1.1% of net sales for the year ended December 31, 1999, as compared to $7.1 million or 1.1% of net sales for 1998.

     Income from operations for the year ended December 31, 1999, was $3.8 million or 0.6% of net sales, compared to $31.2 million, or 4.7% in 1998. Income from operations was impacted by the items described in the preceding paragraphs.

     Net interest expense for the year ended December 31, 1999, was $23.6 million compared to $18.3 million in 1998. The increased interest expense was primarily due to an increase in the average debt outstanding in 1999 as compared to 1998.

     In 1999, the Company sold a building, certain machinery and equipment and other assets for a non-recurring pretax gain of $4.5 million, which is included in other income.

     Net loss for the year ended December 31, 1999, was $(11.4) million compared to net income of $8.2 million in 1998. Loss per common share was $(.55) for the year ended December 31, 1999, as compared to earnings per share of $.38 in 1998. Due to the repurchase of the Company's common stock, the average number of common shares outstanding for the year ended December 31, 1999, decreased 4% as compared to the same period in 1998.

     Net sales in the agricultural market were $254.8 million for the year ended December 31, 1999, as compared to $324.9 million in 1998. The Company's earthmoving/construction market net sales were $157.7 million for the year ended December 31, 1999, as compared to $174.4 million in 1998. Consumer market net sales were $175.5 million for the year ended December 31, 1999, as compared to $161.5 million in 1998. Net sales in the agricultural and earthmoving/construction markets were negatively impacted by the declining market sustained by low commodity prices and the retraining of workers at two of the Company's facilities.

     Income from operations in the agricultural market was $8.1 million for the year ended December 31, 1999, as compared to $25.5 million in 1998. The Company's earthmoving/construction market income from operations was $14.4 million for the year ended December 31, 1999, as compared to $25.8 million in 1998. Consumer market income from operations was $6.1 million for the year ended December 31, 1999, as compared to $4.7 million in 1998. The decrease in income from operations in the agricultural and earthmoving/construction markets was primarily due to a decline in U.S. agricultural and earthmoving/ construction equipment sales and the retraining of workers at two of the Company's facilities. Income from operations on a segment basis does not include corporate expenses and depreciation and amortization expense related to property, plant and equipment or goodwill carried at the corporate level of $24.8 million for the year ended December 31, 1999, as compared to $24.9 million in 1998.

     It is predicted that the agricultural market will not rebound significantly in 2000. However, Titan anticipates that the year will end positively. Sales are expected to increase and earnings are expected to improve due to a significant increase in LSW sales combined with escalating demand for replacement tires created by the delay of new equipment purchases. Strategically, Titan will concentrate resources on growth opportunities that complement the core business and secure long term profitability.

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997

     Net sales for the year ended December 31, 1998, were $660.8 million compared to $690.1 million in net sales for the year ended December 31, 1997. During the year, the Company experienced a labor strike at its Des Moines, Iowa facility; the largest of the Company's tire operations. As a result, production volumes decreased which caused decreases in sales and operating results, as discussed below. The decrease in sales was partially offset by the sales related to the acquisition of Fabrica Uruguaya de Neumaticos S.A. ("FUNSA") in June 1998.

     The Company generates 26% of its net sales from foreign subsidiaries, therefore the Company is subject to fluctuations in those foreign currencies. Foreign currency fluctuations for the year ended December 31, 1998, had a minimal effect on results of operations.

     Cost of sales was $569.7 million for the year ended December 31, 1998, as compared to $584.1 million in 1997. Gross profit for the year ended December 31, 1998, was $91.1 million or 13.8% of net sales, compared to $106.0 million, or 15.4% of net sales for 1997. Gross profit was negatively impacted by inefficiencies caused by the strike at the Company's Des Moines, Iowa facility.

     Selling, general and administrative ("SG&A") expenses were $52.9 million or 8.0% of net sales for the year ended December 31, 1998, as compared to $45.5 million or 6.6% of net sales for 1997. The rise in SG&A expenses, as a percentage of sales, is primarily attributed to the decrease in volume as discussed above. Research and development ("R&D") expenses were $7.1 million or 1.1% of net sales for the year ended December 31, 1998, as compared to $6.8 million or 1.0% of net sales for 1997. R&D expenses were impacted by increased spending related to the development of the LSW series of wheel and tire assemblies.

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

     Net income for the year ended December 31, 1998, was $8.2 million compared to $25.1 million in 1997. Earnings per common share (on a diluted basis) were $.38 for the year ended December 31, 1998, as compared to $1.10 in 1997. Due to the repurchase of the Company's common stock, the average number of diluted common shares outstanding for the year ended December 31, 1998, decreased 5% as compared to the same period in 1997.

     Net sales in the agricultural market were $324.9 million for the year ended December 31, 1998, as compared to $358.3 million in 1997. The Company's earthmoving/construction market net sales were $174.4 million for the year ended December 31, 1998, as compared to $172.9 million in 1997. Consumer market net sales were $161.5 million for the year ended December 31, 1998, as compared to $158.9 million in 1997. Net sales in all markets were negatively impacted by the labor strike at the Company's Des Moines, Iowa facility.

     Income from operations in the agricultural market was $25.5 million for the year ended December 31, 1998, as compared to $50.0 million in 1997. The Company's earthmoving/construction market income from operations was $25.8 for the year ended December 31, 1998, as compared to $28.4 million in 1997. Consumer market income from operations was $4.7 million for the year ended December 31, 1998, as compared to $4.8 million in 1997. The decrease in income from operations in the agricultural, earthmoving/construction and consumer markets was primarily due to the labor strike at the Company's Des Moines, Iowa facility.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $5.5 million from the prior year. Increases in depreciation and amortization and a decrease in inventories partially offset an increase in prepaid and other current assets, decreases in accounts payable and other current liabilities and a net loss, resulting in an overall decrease in net cash provided by operations of $29.6 million.

     Depreciation and amortization expenses were $38.6 million for the year ended December 31, 1999, compared to $34.7 million in 1998. The increase is primarily attributable to a full year of depreciation on prior year capital expenditures and current year capital expenditures. The decreases in inventories and accounts payable are primarily due to lower production levels during 1999, as compared to 1998. The decrease in other accrued liabilities relates primarily to the cash payment of approximately $11.8 million for the acquired assets of the Company's Natchez, Mississippi facility, all of which had been recorded at the acquisition date during 1998. The remaining decrease in other accrued liabilities relates primarily to timing of payments.

     Net cash used for investing activities decreased to $36.0 million in 1999 from $86.7 million in 1998. Capital expenditures totaled $39.1 million compared to $64.9 million in 1998. The Company has continued to dedicate funds to modernize and improve production efficiencies and increase production capacities. Included in 1999 capital expenditures is $12.1 million used for equipment and construction related to the Company's tire facility located in Brownsville, Texas. Included in 1998 capital expenditures was $19.4 million used to purchase certain property, plant and equipment at the Des Moines, Iowa, facility. The Company estimates that its capital expenditures for 2000 will range between $20 million and $30 million.

     In 1999, Titan acquired 35.9 percent of the stock of Wheels India Limited for $12.2 million, which is being accounted for under the equity method of accounting. Equity earnings for 1999 were not significant to Titan's results of operations. With facilities in Madras and Poona, India, Wheels India Limited is the largest manufacturer of steel wheels for all applications in the Indian sub-continent.

     In 1999, the Company received $15.2 million in proceeds related to its sale of a building, certain machinery and equipment and other assets.

     In December 1999, the Company decreased its availability under its credit facility from $250 million to $175 million. During 1999, the Company received $27 million in proceeds from its $175 million credit facility. These proceeds have been used to fund operations and capital expenditures.

     During 1999, the Company repurchased 0.4 million shares of its common stock in the open market for $3.6 million. The Company is authorized to repurchase an additional 3.0 million common shares.

     At December 31, 1999, the Company had cash and cash equivalents of $8.6 million. Cash on hand, anticipated internal cash flows and utilization of available borrowing under the Company's credit facility are expected to provide sufficient liquidity for working capital needs, capital expenditures and acquisitions for the foreseeable future.

YEAR 2000

     During 1996, the Company formed a project team to address the inability of certain computer and infrastructure systems to process dates in the year 2000 and later. The major areas for evaluation included mainframe computers, personal computers, engineering hardware and software, manufacturing systems and the readiness of the Company's suppliers, customers and distribution network. The Company's phases for its Year 2000 program included planning, assessment, remediation and testing and contingency planning.

     Assessment, upgrade/replacement, remediation and testing of the Company's information technology ("IT") and non-IT systems were completed during 1999. The Company's non-IT systems, including manufacturing equipment, telecommunications equipment, building control equipment and environmental equipment, were considered.

     The Company also evaluated its critical suppliers to ensure that there was no interruption in the delivery of products and services to Titan due to Year 2000 issues. The Company sent questionnaires to its major and critical suppliers and customers in order to evaluate their Year 2000 status. Alternate suppliers were utilized as necessary.

     The Company encountered no significant problems regarding the Year 2000. During 1999 and 1998, the total capitalized cost of the software upgrades was approximately $1.0 million and total remediation costs approximated $0.8 million. Prior to 1998, Year 2000 costs were insignificant. The Company did not separately track the internal payroll costs associated with remediating for year 2000; such costs were expensed as incurred. The Company utilized cash flows from operations in order to carry out the Year 2000 plans discussed herein. Other major systems projects were not deferred due to the Year 2000 compliance projects.

MARKET RISK SENSITIVE INSTRUMENTS

Exchange Rate Sensitivity

     The Company is exposed to fluctuations in the British pound, Italian lira, French franc and German deutschemark. The Company views its investments in foreign subsidiaries as long-term commitments and does not hedge foreign currency transaction or translation exposures. The Company's net investment in foreign subsidiaries translated into U.S. dollars at December 31, 1999, is $55.4 million. The hypothetical potential loss in value of the Company's net investment in foreign subsidiaries resulting in a 10% adverse change in foreign currency exchange rates at December 31, 1999 would amount to $5.5 million.

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

Interest Rate Sensitivity

     At December 31, 1999, the fair value of the Company's senior subordinated notes, based upon quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements was $120 million, compared to the carrying value of $150 million. The Company believes the carrying value of its other debt reasonably approximates fair value at December 31, 1999.

EURO CONVERSION

     The Company is in the process of identification, implementation and testing of its systems to adopt the Euro currency in its operations affected by this change. The Company expects to have its systems ready to process the Euro conversion by January 1, 2002. The costs associated with the transition to the Euro are not anticipated to be material.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), will be adopted on January 1, 2001. The Company is evaluating the effect SFAS 133 will have on its financial position and results of operations.

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in the Company's business,
(ii) future expenditures for capital projects, (iii) the Company's ability to continue to control costs and maintain quality, (iv) the Company's business strategies, including its intention to introduce new products, (v) expectations concerning the performance and commercial success of the Company's existing and new products and (vi) the Company's intention to consider and pursue acquisitions. These forward-looking statements are based partially on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including, (i) changes in the Company's end-user markets as a result of world economic or regulatory influences, (ii) changes in the competitive marketplace, including new products and pricing changes by the Company's competitors, or
(iii) changes regarding implementation of the Euro. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Item 7

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to Item 14

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

     Reference is made to the section captioned "Election of Directors" in the Company's 2000 definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, incorporated herein by reference. Reference is also made to the information under the heading "Executive Officers of the Registrant" included under Item 4a, Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the section captioned "Executive Compensation" in the Company's 2000 definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2000 definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the section captioned "Related Party Transactions" in the Company's 2000 definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, incorporated herein by reference. Reference is also made to Note 13 to the consolidated financial statements of Titan International, Inc. included in Item 8 herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

    (a)   1.   Financial Statements
               Report of PricewaterhouseCoopers LLP........................  F-1
               Consolidated Statements of Operations for the years ended
                 December 31, 1997, 1998 and 1999..........................  F-2
               Consolidated Balance Sheets at December 31, 1998 and 1999...  F-3
               Consolidated Statements of Changes in Stockholders' Equity
                 for the years ended December 31, 1997, 1998 and 1999......  F-4
               Consolidated Statements of Cash Flows for the years ended
                 December 31, 1997, 1998 and 1999..........................  F-5
               Notes to Consolidated Financial Statements..................  F-6 through F-21
          2.   Financial Statement Schedule
               Schedule II -- Valuation Reserves...........................  S-1
          3.   Exhibits

                 The accompanying Exhibit Index is incorporated herein by reference.

     (b) Reports on Form 8-K

        The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2000                            TITAN INTERNATIONAL, INC.

                                          By:  /s/ MAURICE M. TAYLOR, JR.
                                            ------------------------------------
                                                   Maurice M. Taylor, Jr.
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2000.

                     SIGNATURES                                           CAPACITY
                     ----------                                           --------

             /s/ MAURICE M. TAYLOR, JR.                 President, Chief Executive Officer
-----------------------------------------------------   and Director
               Maurice M. Taylor, Jr.                   (Principal Executive Officer)

                /s/ KENT W. HACKAMACK                   Vice President of Finance and Treasurer
-----------------------------------------------------   (Principal Financial Officer and
                  Kent W. Hackamack                     Principal Accounting Officer)

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

               /s/ EDWARD J. CAMPBELL                   Director
-----------------------------------------------------
                 Edward J. Campbell

                 /s/ ALBERT J. FEBBO                    Director
-----------------------------------------------------
                   Albert J. Febbo

                /s/ MITCHELL I. QUAIN                   Director
-----------------------------------------------------
                  Mitchell I. Quain

                /s/ ANTHONY L. SOAVE                    Director
-----------------------------------------------------
                  Anthony L. Soave

                           TITAN INTERNATIONAL, INC.

                                 EXHIBIT INDEX
                                   FORM 10-K
                                      1999

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         3(a)(1)         Amended Restated Articles of Incorporation of the Company
         3(b)(2)         Bylaws of the Company
        10(a)(3)         Registration Rights Agreement dated November 12, 1993,
                         between the Company and 399 Venture Partners, Inc.
        10(b)(4)         Indenture between the Company and The First National Bank of
                         Chicago dated March 21, 1997
        10(c)(1)         Multicurrency Credit Agreement dated September 17, 1998
                         among the Company, Harris Trust and Savings Bank and the
                         banks named therein
        10(d)*           The December 22, 1999, Amendment to Multicurrency Credit
                         Agreement dated September 17, 1998 among the Company, Harris
                         Trust and Savings Bank and the banks named therein
        10(e)(5)         1994 Non-Employee Director Stock Option Plan
        10(f)(5)         1993 Stock Incentive Plan
        21*              Subsidiaries of the Registrant
        23.1*            Consent of PricewaterhouseCoopers LLP
        27*              Financial Data Schedule

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

(5) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-61743).

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Titan International, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 18 present fairly, in all material respects, the financial position of Titan International, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri
February 21, 2000

                           TITAN INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                                ----       ----       ----
Net sales...................................................  $690,131   $660,781   $588,023
Cost of sales...............................................   584,149    569,652    526,329
                                                              --------   --------   --------
Gross profit................................................   105,982     91,129     61,694
Selling, general and administrative expenses................    45,528     52,902     51,614
Research and development expenses...........................     6,828      7,064      6,310
                                                              --------   --------   --------
Income from operations......................................    53,626     31,163      3,770
Interest expense............................................    15,127     18,317     23,603
Other income................................................    (2,043)      (300)    (1,388)
                                                              --------   --------   --------
Income (loss) before income taxes...........................    40,542     13,146    (18,445)
Provision (benefit) for income taxes........................    15,406      4,995     (7,009)
                                                              --------   --------   --------
Net income (loss)...........................................  $ 25,136   $  8,151   $(11,436)
                                                              ========   ========   ========
Earnings (loss) per common share:
  Basic.....................................................  $   1.11   $    .38   $   (.55)
  Diluted...................................................      1.10        .38       (.55)

          See accompanying Notes to Consolidated Financial Statements.

                           TITAN INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                                ----       ----
ASSETS
Current assets
  Cash and cash equivalents.................................  $ 14,116   $  8,606
  Accounts receivable (net of allowance of $6,200 and
     $5,863, respectively)..................................   108,194     97,457
  Inventories...............................................   154,045    133,365
  Prepaid and other current assets..........................    35,840     39,650
                                                              --------   --------
     Total current assets...................................   312,195    279,078
  Property, plant and equipment, net........................   284,407    267,049
  Other assets..............................................    40,896     51,927
  Goodwill, net.............................................    40,776     39,127
                                                              --------   --------
     Total assets...........................................  $678,274   $637,181
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt.........................  $  7,902   $ 20,195
  Accounts payable..........................................    66,522     51,363
  Other current liabilities.................................    67,306     36,737
                                                              --------   --------
     Total current liabilities..............................   141,730    108,295
Deferred income taxes.......................................    23,396     28,421
Other long-term liabilities.................................    18,527     16,078
Long-term debt..............................................   247,584    255,521
                                                              --------   --------
     Total liabilities......................................   431,237    408,315
                                                              --------   --------
Commitments and contingencies: Notes 6, 12 and 14
Stockholders' equity
  Common stock, no par, 60,000,000 shares authorized,
     27,520,139 and 27,555,081, issued, respectively........        27         27
  Additional paid-in capital................................   214,807    214,846
  Retained earnings.........................................   128,801    116,123
  Accumulated other comprehensive loss......................    (4,294)    (7,329)
  Treasury stock at cost: 6,591,484 and 6,939,101 shares,
     respectively...........................................   (92,304)   (94,801)
                                                              --------   --------
     Total stockholders' equity.............................   247,037    228,866
                                                              --------   --------
Total liabilities and stockholders' equity..................  $678,274   $637,181
                                                              ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                           TITAN INTERNATIONAL, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       ACCUMULATED
                             NUMBER OF             ADDITIONAL                             OTHER
                               COMMON     COMMON    PAID-IN     RETAINED   TREASURY   COMPREHENSIVE   COMPREHENSIVE
                               SHARES     STOCK     CAPITAL     EARNINGS    STOCK     INCOME(LOSS)    INCOME(LOSS)
                             ----------   ------   ----------   --------   --------   -------------   -------------
BALANCE JANUARY 1, 1997....  26,526,992    $27      $210,677    $ 98,096   $(10,292)     $ 2,673
Net income.................                                       25,136                                $ 25,136
Dividends paid on common
  stock....................                                       (1,298)
Issuance of common stock
  under 401(k) plans.......     103,815                1,612
Currency translation
  adjustment...............                                                               (6,013)         (6,013)
Treasury stock
  transactions.............  (5,013,619)                                    (72,815)
Exercise of stock
  options..................      24,648                  326
                             ----------    ---      --------    --------   --------      -------        --------
BALANCE DECEMBER 31,
  1997.....................  21,641,836     27       212,615     121,934    (83,107)      (3,340)       $ 19,123
                                                                                                        ========
Net income.................                                        8,151                                $  8,151
Dividends paid on common
  stock....................                                       (1,284)
Issuance of common stock
  under 401(k) plans.......      93,393                1,531
Currency translation
  adjustment...............                                                                1,841           1,841
Minimum pension
  liability................                                                               (2,795)         (2,795)
Treasury stock
  transactions.............    (852,700)                                     (9,197)
Exercise of stock
  options..................      46,126                  661
                             ----------    ---      --------    --------   --------      -------        --------
BALANCE DECEMBER 31,
  1998.....................  20,928,655     27       214,807     128,801    (92,304)      (4,294)       $  7,197
                                                                                                        ========
Net income (loss)..........                                      (11,436)                               $(11,436)
Dividends paid on common
  stock....................                                       (1,242)
Issuance of common stock
  under 401(k) plans.......      34,942                  336
Issuance of treasury stock
  under 401(k) plans.......      80,483                 (297)                 1,107
Currency translation
  adjustment...............                                                               (5,341)         (5,341)
Minimum pension
  liability................                                                                2,306           2,306
Treasury stock
  transactions.............    (428,100)                                     (3,604)
                             ----------    ---      --------    --------   --------      -------        --------
BALANCE DECEMBER 31,
  1999.....................  20,615,980    $27      $214,846    $116,123   $(94,801)     $(7,329)       $(14,471)
                             ==========    ===      ========    ========   ========      =======        ========

          See accompanying Notes to Consolidated Financial Statements.

                           TITAN INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (ALL AMOUNTS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                                ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 25,136   $  8,151   $(11,436)
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    30,917     34,733     38,615
     Gain on sale of assets.................................         0          0     (4,933)
  (Increase) decrease in current assets, excluding the
     effects of acquisitions:
     Accounts receivable....................................   (17,182)    15,466      1,481
     Inventories............................................       326     (4,332)    10,631
     Prepaid and other current assets.......................    (3,359)    (6,789)    (6,255)
  Increase (decrease) in current liabilities, excluding the
     effects of acquisitions:
     Accounts payable.......................................     9,877    (11,447)    (5,662)
     Other current liabilities..............................      (329)        (1)   (26,151)
  Other, net................................................    (1,368)    (3,107)     6,790
                                                              --------   --------   --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES..............    44,018     32,674      3,080

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................         0    (14,686)   (12,165)
  Capital expenditures, net.................................   (38,336)   (64,920)   (39,098)
  Proceeds from sale of assets..............................         0          0     15,226
  Other.....................................................    (3,321)    (7,143)         0
                                                              --------   --------   --------
     NET CASH USED FOR INVESTING ACTIVITIES.................   (41,657)   (86,749)   (36,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings........................   149,250     57,487     33,967
  Repayments on long-term debt..............................   (81,198)    (1,071)      (668)
  Repurchase of common stock................................   (72,815)    (9,197)    (3,604)
  Payment of financing fees.................................    (4,300)      (610)    (1,343)
  Dividends paid............................................    (1,382)    (1,295)    (1,247)
  Other.....................................................     1,885      1,670      1,146
                                                              --------   --------   --------
     NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES...    (8,560)    46,984     28,251

Effect of exchange rate changes on cash.....................         0          0       (804)
Net decrease in cash and cash equivalents...................    (6,199)    (7,091)    (5,510)
Cash and cash equivalents, beginning of year................    27,406     21,207     14,116
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 21,207   $ 14,116   $  8,606
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

INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for 48% of inventories and the first-in, first-out ("FIFO") method for 52% of inventories. Inventory of foreign subsidiaries is valued using the FIFO method.

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

DEFERRED FINANCING COSTS

     Deferred financing costs are costs incurred in connection with the Company's credit facilities and senior subordinated notes. The costs associated with the credit facilities are being amortized over their respective terms. The discount and costs associated with the senior subordinated notes are being amortized over ten years, the term of the notes.

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

INCOME TAXES

     Deferred income tax provisions are determined using the liability method whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax basis of assets and liabilities.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STATEMENT OF CASH FLOWS

     For purposes of the Consolidated Statements of Cash Flows, the Company considers financial investments with an original maturity of three months or less to be cash equivalents.

     Investing activities during the years ended December 31, 1998 and 1999, including certain non-cash transactions, related to the Company's acquisition of certain assets of Condere Corporation, Fabrica Uruguaya de Neumaticos S.A. ("FUNSA") and Wheels India Limited, involved the following (in thousands):

                                                              1998      1999
                                                              ----      ----
Fair value of assets acquired, other than cash and cash
  equivalents:
  Current assets..........................................  $ 27,122   $     0
  Property, plant and equipment...........................    34,331         0
  Other assets............................................    (8,162)   12,165
  Liabilities assumed.....................................   (38,605)        0
                                                            --------   -------
       Cash paid..........................................  $ 14,686   $12,165
                                                            ========   =======

     During 1999, Titan paid $12.2 million to acquire 35.9 percent of Wheels India Limited, which is being accounted for under the equity method of accounting.

     During 1999, the Company sold 78 percent of its original interest in FUNSA, resulting in a remaining interest of 18 percent at December 31, 1999, which is carried at cost. The gain on this transaction was immaterial to operating results.

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

     The Company paid $11.1 million, $16.9 million and $22.3 million for interest; and $13.5 million, $8.5 million and $0.7 million for income taxes in 1997, 1998 and 1999, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost which approximates fair value. The senior subordinated notes are the only significant financial instrument of the Company with a fair value different than the recorded value. At December 31, 1999, the fair value of the senior subordinated notes, based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, was approximately $120 million, compared to a recorded value of $150 million.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company's activity with derivative financial instruments in 1997, 1998 and 1999 was minimal and the impact on operations was insignificant.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ENVIRONMENTAL LIABILITIES

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and can be reasonably estimated.

STOCK-BASED COMPENSATION

     The Company utilizes Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) to account for employee stock options and related instruments. Pro forma fair value based disclosures required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123), are reflected in Note 10.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), will be adopted on January 1, 2001. The Company is evaluating the effect SFAS 133 will have on its financial position and results of operations.

RECLASSIFICATION

     Certain amounts from prior years have been reclassified to conform with the current year's presentation.

2. INVENTORIES

     Inventories at December 31, 1998 and 1999, consisted of the following (in thousands):

                                                             1998       1999
                                                             ----       ----
Raw material.............................................  $ 49,970   $ 35,333
Work-in-process..........................................    17,831     18,810
Finished goods...........................................    82,579     73,564
                                                           --------   --------
                                                            150,380    127,707
LIFO Reserve.............................................     3,665      5,658
                                                           --------   --------
                                                           $154,045   $133,365
                                                           ========   ========

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 1998 and 1999, consisted of the following (in thousands):

                                                           1998        1999
                                                           ----        ----
Land and improvements..................................  $  10,598   $   4,873
Buildings and improvements.............................     59,693      73,938
Machinery and equipment................................    231,452     245,839
Tools, dies and molds..................................     51,623      58,970
Construction in process................................     55,287      39,312
                                                         ---------   ---------
                                                           408,653     422,932
Less accumulated depreciation..........................   (124,246)   (155,883)
                                                         ---------   ---------
                                                         $ 284,407   $ 267,049
                                                         =========   =========

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. GOODWILL

     Goodwill at December 31, 1998 and 1999, consisted of the following (in thousands):

                                                              1998      1999
                                                              ----      ----
Goodwill...................................................  $46,567   $46,436
Less accumulated amortization..............................   (5,791)   (7,309)
                                                             -------   -------
                                                             $40,776   $39,127
                                                             =======   =======

     Amortization of goodwill for the years 1997, 1998 and 1999 totaled $1.2 million, $1.4 million, and $1.3 million, respectively.

5. OTHER CURRENT LIABILITIES

     Other current liabilities at December 31, 1998 and 1999, consisted of the following (in thousands):

                                                              1998      1999
                                                              ----      ----
Acquisition payable........................................  $14,750   $ 5,929
Accrued wages and commissions..............................   10,247     8,600
Other......................................................   42,309    22,208
                                                             -------   -------
                                                             $67,306   $36,737
                                                             =======   =======

6. LONG-TERM DEBT

     Long-term debt at December 31, 1998 and 1999, consisted of the following (in thousands):

                                                                1998       1999
                                                                ----       ----
Senior subordinated notes...................................  $150,000   $150,000
Credit facility.............................................    55,000     82,000
Notes payable to Pirelli....................................    29,743     29,743
Industrial revenue bonds and other..........................    20,743     13,973
                                                              --------   --------
                                                               255,486    275,716
Less amounts due within one year............................     7,902     20,195
                                                              --------   --------
                                                              $247,584   $255,521
                                                              ========   ========

     In December 1999, the Company decreased its availability under its credit facility ("Facility") from $250 million to $175 million, which is also available for documentary trade and/or standby letters of credit. The Facility is secured by certain receivables, inventory and fixed assets. Borrowings under the Facility may be made in U.S. dollars and major foreign currencies. Debt outstanding under this Facility at December 31, 1998 and 1999 totaled $55 million and $82 million, respectively. The Facility, which expires in December 2002, allows Titan to borrow funds under various interest rate options. The Company paid interest rates ranging from 5 1/4% to 9 1/4% on the outstanding balance under the Facility in 1999. The Facility contains restrictions related to dividends, investments, guarantees, certain financial ratios and other less restrictive covenants.

     In March 1997, the Company issued $150 million principal amount of 8 3/4% senior subordinated notes, priced to the public at 99.5 percent, due 2007.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT (CONTINUED)
     In August 1994, Titan Tire Corporation issued a subordinated note for $19.7 million with a fixed interest rate of 7% to Pirelli Armstrong Tire Corporation ("Pirelli"). At December 31, 1999, the note was classified as current portion of long-term debt and was paid in February 2000. In December 1998, Titan Tire Corporation issued two $5 million subordinated notes with fixed interest rates of 6 1/2% to Pirelli LLC to acquire certain property, plant and equipment. The notes mature in June 2001, and December 2003, respectively.

     Other debt primarily consists of industrial revenue bonds, loans from local and state entities and various other long-term notes.

     Aggregate maturities of long-term debt are as follows (in thousands):

2000........................................................   $20,195
2001........................................................     5,402
2002........................................................    82,415
2003........................................................     6,367
2004........................................................       418

7. OTHER (INCOME) EXPENSE

     Other (income) expense consisted of the following (in thousands):

                                                       1997      1998      1999
                                                       ----      ----      ----
(Gain) loss on sale of assets.......................  $  (508)  $    22   $(4,500)
Interest income.....................................   (1,869)   (1,670)   (1,293)
Foreign exchange losses.............................       29       635     2,752
All other expense...................................      305       713     1,653
                                                      -------   -------   -------
                                                      $(2,043)  $  (300)  $(1,388)
                                                      =======   =======   =======

     In 1999, the Company sold a building, certain machinery and equipment and other assets for a non-recurring pretax gain of $4.5 million.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES

     Income (loss) before income taxes consisted of the following (in thousands):

                                                      1997      1998       1999
                                                      ----      ----       ----
Domestic...........................................  $29,104   $ 3,139   $(20,779)
Foreign............................................   11,438    10,007      2,334
                                                     -------   -------   --------
                                                     $40,542   $13,146   $(18,445)
                                                     =======   =======   ========

     The provision (benefit) for income taxes was as follows (in thousands):

                                                      1997      1998       1999
                                                      ----      ----       ----
Current
  Federal..........................................  $10,248   $ 3,468   $(11,929)
  State............................................    2,112       157     (2,609)
  Foreign..........................................    3,433     3,009      1,246
                                                     -------   -------   --------
                                                      15,793     6,634    (13,292)
                                                     -------   -------   --------
Deferred
  Federal..........................................     (319)   (1,736)     5,826
  State............................................      (68)       97      1,253
  Foreign..........................................        0         0       (796)
                                                     -------   -------   --------
                                                        (387)   (1,639)     6,283
                                                     -------   -------   --------
Provision (benefit) for income taxes...............  $15,406   $ 4,995   $ (7,009)
                                                     =======   =======   ========

     The provision (benefit) for income taxes differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pretax income (loss) as a result of the following:

                                                            1997   1998   1999
                                                            ----   ----   ----
Statutory U.S. federal tax rate...........................  35.0%  35.0%  (35.0)%
State taxes, net..........................................   3.3    1.3    (4.8)
Foreign taxes, net........................................  (1.4)   0.3    (1.8)
Nondeductible goodwill amortization.......................   1.0    3.2     2.2
U.S. benefit from foreign sales corporation...............  (1.1)  (2.5)    0.0
Other, net................................................   1.2    0.7     1.4
                                                            ----   ----   -----
Effective tax rate........................................  38.0%  38.0%  (38.0)%
                                                            ====   ====   =====

     Federal income taxes are provided on earnings of foreign subsidiaries except to the extent that such earnings are expected to be indefinitely reinvested abroad. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such earnings.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES (CONTINUED)
     Deferred tax assets (liabilities) at December 31, 1998 and 1999, respectively, consisted of the following (in thousands):

                                                             1998       1999
                                                             ----       ----
Employee benefits and related costs......................  $  6,321   $  5,838
EPA reserve..............................................     2,200      1,938
Allowance for bad debts..................................     1,605      1,936
Inventory................................................       967        287
Other....................................................     5,317      1,838
                                                           --------   --------
Gross deferred tax assets................................    16,410     11,837
                                                           --------   --------
Fixed assets.............................................   (20,786)   (30,376)
Deferred gain............................................    (2,542)    (2,542)
Other....................................................    (5,445)    (1,055)
                                                           --------   --------
Gross deferred tax liabilities...........................   (28,773)   (33,973)
                                                           --------   --------
Net deferred tax liabilities.............................  $(12,363)  $(22,136)
                                                           ========   ========

9. EMPLOYEE BENEFIT PLANS

PENSION PLANS

     The Company has a frozen contributory defined benefit pension plan covering certain hourly employees of its Walcott, Iowa, facility. The Company sponsors a contributory defined benefit plan that covered former eligible bargaining employees of Dico, Inc. The Company has a frozen defined benefit pension plan covering certain employees of Titan Tire Corporation ("Titan Tire"). The Company's policy is to fund pension costs as accrued, which is consistent with the funding requirements of federal laws and regulations.

     The Company's defined benefit plans have been aggregated below. Included in the December 31, 1998 amounts are two plans with an aggregate projected benefit obligation and aggregated accumulated benefit obligation of $63.7 million which exceeds the aggregate fair value of plan assets of $59.9 million at December 31, 1998. Included in the December 31, 1999 amounts is one plan with a projected benefit obligation and accumulated benefit obligation of $1.5 million which exceeds the fair value of plan assets of $1.0 million at December 31, 1999.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. EMPLOYEE BENEFIT PLANS (CONTINUED)
     The following tables provide the change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheet of the defined benefit pension plans as of December 31, 1998 and 1999 (in thousands):

                                                              1998      1999
                                                              ----      ----
Change in benefit obligation:
Benefit obligation at beginning of year....................  $62,522   $68,642
Interest cost..............................................    5,307     5,077
Actuarial losses...........................................    6,835       236
Benefits paid..............................................   (6,022)   (5,957)
                                                             -------   -------
Benefit obligation at end of year..........................  $68,642   $67,998
                                                             =======   =======
Change in plan assets:
Fair value of plan assets at beginning of year.............  $60,853   $65,098
Actual return on plan assets...............................    8,620    12,320
Employer contributions.....................................    1,648     3,251
Benefits paid..............................................   (6,023)   (5,957)
                                                             -------   -------
Fair value of plan assets at end of year...................  $65,098   $74,712
                                                             =======   =======
Funded status..............................................  $(3,543)  $ 6,714
Unrecognized net loss (gain)...............................    4,533    (3,014)
Unrecognized deferred tax liability........................     (762)     (699)
                                                             -------   -------
Net amount recognized......................................  $   228   $ 3,001
                                                             =======   =======
Amounts recognized in the consolidated balance sheet:
Prepaid benefit cost.......................................  $    68   $ 2,762
Accrued benefit liability..................................   (3,858)     (503)
Accumulated other comprehensive income.....................    4,018       742
                                                             -------   -------
Net amount recognized......................................  $   228   $ 3,001
                                                             =======   =======

     Included in the consolidated balance sheet at December 31, 1999, is the minimum pension liability for the unfunded pension plans. The adjustment for the minimum pension liability in the amount of $3.3 million resulted in an increase in stockholders' equity and other comprehensive income of $2.3 million and a deferred tax asset of $0.3 million, at December 31, 1999.

     Included in the consolidated balance sheet at December 31, 1998, is the adjustment for the minimum pension liability in the amount of $4.0 million, which resulted in a reduction in stockholders' equity and other comprehensive income of $2.8 million and a deferred tax asset of $1.2 million.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. EMPLOYEE BENEFIT PLANS (CONTINUED)
     The following table provides the components of net periodic pension cost for the plans and the assumptions used in the measurement of the Company's benefit obligation for years ended December 31, 1997, 1998 and 1999 (in thousands):

                                                     1997         1998           1999
                                                     ----         ----           ----
Components of net periodic pension cost:
  Interest cost...................................  $ 5,371     $ 5,307        $ 5,077
  Assumed return on assets........................   (5,101)     (4,195)        (4,553)
  Amortization of unrecognized deferred taxes.....      (63)        (63)           (63)
  Amortization of net unrecognized loss...........       11           9             17
                                                    -------     -------        -------
          Net periodic pension cost...............  $   218     $ 1,058        $   478
                                                    =======     =======        =======
Major assumptions:
  Discount rate...................................      8-9%  7 1/4-7 3/4%   7 1/4-7 3/4%
  Rate of return on plan assets...................  8 1/2-9%    7-8 1/2%       7-8 1/2%

401(k)

     The Company sponsors 401(k) retirement savings plans. One plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement and a second plan is for the employees covered by a collective bargaining arrangement at Titan Tire. These plan participants may contribute up to 17% of their annual compensation, up to a maximum of $10,000 in 1999. Employees are fully vested with respect to their contributions. Titan provides a 50% match in the form of the Company's common stock on the first 6% of the employee's contribution. Titan issued 103,815 shares, 93,393 shares, and 34,942 shares of common stock in connection with these 401(k) plans during 1997, 1998 and 1999, respectively. In addition, Titan issued 80,483 shares of treasury stock during 1999 in connection with these 401(k) plans. Expenses related to these 401(k) plans were $1.6 million, $1.5 million and $1.1 million for 1997, 1998 and 1999, respectively.

     In 1999, the Company adopted 401(k) plans for the employees of Titan Tire Corporation of Texas and the employees of Titan Tire Corporation of Natchez. These plan participants may contribute up to 20% of their annual compensation, up to a maximum of $10,000 in 1999. Employees are fully vested with respect to their contributions. Each employee who elects to participate is eligible to receive Company matching contributions up to a maximum of $500 per year. Expense for the Company matching contribution was $0.1 million in 1999.

10. STOCK OPTION PLANS

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

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. STOCK OPTION PLANS (CONTINUED)
     The Company adopted the 1994 Non-Employee Director Stock Option Plan (the "Director Plan") to provide for grants of stock options as a means of attracting and retaining highly qualified independent directors for the Company. The exercise price of stock options may not be less than the fair market value of the common stock on the date of grant. No more than 400,000 shares of Titan's common stock may be issued under the Director Plan. Such options vest and become exercisable immediately. All options under both plans expire 10 years from date of grant.

     The following is a summary of activity in the stock option plans for 1997, 1998 and 1999:

                                                    SHARES SUBJECT   WEIGHTED-AVERAGE
                                                      TO OPTION       EXERCISE PRICE
                                                    --------------   ----------------
Outstanding, January 1, 1997......................      481,120           $12.67
Granted...........................................      201,280           $12.83
Exercised.........................................      (24,648)           11.11
Canceled..........................................      (11,858)           11.11
                                                       --------           ------
Outstanding, December 31, 1997....................      645,894           $12.80
Granted...........................................      173,340           $18.00
Exercised.........................................      (11,724)           12.02
Canceled..........................................      (23,792)           12.96
                                                       --------           ------
Outstanding, December 31, 1998....................      783,718           $13.96
Granted...........................................      313,050           $ 8.26
Canceled..........................................     (107,650)           13.37
                                                       --------           ------
Outstanding, December 31, 1999....................      989,118           $12.22
                                                       ========           ======

     The exercise price for options outstanding at December 31, 1999 ranged from $8.00 to $18.00 per share and the weighted-average remaining contractual life of these options approximates seven years. At December 31, 1999, a total of 615,158 options were exercisable at a weighted-average exercise price of $13.20.

     The Company has recorded an insignificant amount of compensation expense under APB 25 as exercise price on the date of grant generally approximates fair market value. Had compensation cost been determined based on the fair value at the grant date for awards in 1997, 1998 and 1999 consistent with the provisions of SFAS 123, the Company's pro forma net income and earnings per share would have been as presented below (in thousands, except per share data):

                                                     1997      1998      1999
                                                     ----      ----      ----
Net income (loss) -- as reported..................  $25,136   $8,151   $(11,436)
Net income (loss) -- pro forma....................   24,740    7,518    (11,989)
Net income (loss) per share -- as reported........  $  1.10   $  .38   $   (.55)
Net income (loss) per share -- pro forma..........     1.08      .35       (.58)

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. STOCK OPTION PLANS (CONTINUED)
     The fair value of each option is calculated using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997, 1998 and 1999:

                                                      1997      1998      1999
                                                      ----      ----      ----
Stock price volatility.............................      30%       34%       38%
Risk-free interest rate............................     6.1%      5.6%      4.7%
Expected life of options...........................  6 years   6 years   6 years
Dividend yield.....................................     .36%      .39%      .37%

     The weighted-average fair value of options granted during 1997, 1998 and 1999 was $4.83, $7.47 and $3.77 per option, respectively.

     The pro forma effect on net income for 1997, 1998 and 1999 may not be representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation related to grants made prior to 1995.

11. STOCKHOLDERS' EQUITY

     The Company's Board of Directors has authorized Titan to repurchase up to ten million shares of its common stock. The Company repurchased 5.0 million, 0.9 million and 0.4 million shares of its common stock for a cost of $72.8 million, $9.2 million and $3.6 million in 1997, 1998 and 1999, respectively. The Company is authorized to repurchase an additional 3.0 million common shares. The Company paid cash dividends of $.06 per share of common stock during each of 1997, 1998 and 1999.

12. LEASE COMMITMENTS

     The Company leases certain of its buildings and equipment under operating leases including a lease for the building in Brownsville, Texas. Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company. Total rental expense was $2.2 million, $3.7 million and $5.7 for the years ended December 31, 1997, 1998 and 1999, respectively.

     At December 31, 1999, future minimum rental commitments under noncancellable operating leases with initial or remaining terms in excess of one year are as follows: $5.6 million in 2000; $5.2 million in 2001; $4.8 million in 2002; $4.7 million in 2003; and $3.4 million in 2004.

13. RELATED PARTY TRANSACTIONS

     The Company sells products and pays commissions to companies controlled by persons related to the Chief Executive Officer of the Company. During 1997, 1998 and 1999, sales of Titan product to these companies were approximately $8.3 million, $11.5 million and $12.5 million, respectively. On sales referred to Titan from these manufacturing representative companies, commissions were paid in the amount of approximately $1.1 million for each of 1997, 1998 and 1999. These sales and commissions were made in the ordinary course of business and were made on terms no less favorable to Titan than comparable sales and commissions to unaffiliated third parties.

14. LITIGATION

     The Company is a party to routine legal proceedings arising out of the normal course of business. The Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SEGMENT AND GEOGRAPHICAL INFORMATION

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

     Titan is organized primarily on the basis of products being included in three separate marketing units. The products for each reportable segment include wheels, tires and wheel-tire assemblies. The Company has manufacturing and distribution facilities worldwide.

     Revenues from one customer of Titan's agricultural, earthmoving/construction and consumer segments represents approximately $107 million, $107 million and $90 million of the Company's consolidated revenues in 1997, 1998 and 1999, respectively.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SEGMENT AND GEOGRAPHICAL INFORMATION (CONTINUED)
     The table below presents information about certain revenues and expenses, income (loss) from operations and segment assets used by the chief operating decision maker of the Company as of and for the years ended December 31, 1997, 1998 and 1999 (in thousands):

                                                  EARTHMOVING/              RECONCILING      CONSOLIDATED
                                   AGRICULTURAL   CONSTRUCTION   CONSUMER      ITEMS            TOTALS
                                   ------------   ------------   --------   -----------      ------------
1997
Revenues from external
  customers......................    $358,255       $172,929     $158,947    $      0          $690,131
Intersegment revenues............      84,877         37,361       47,566           0           169,804
Depreciation & amortization......      12,099          8,295        4,985       5,538 (a)        30,917
Income from operations...........      49,975         28,403        4,780     (29,532)(b)        53,626
Total assets.....................     246,906        133,825      110,450      93,961 (c)       585,142
Capital expenditures.............      16,698          9,079        5,536       7,023 (d)        38,336
1998
Revenues from external
  customers......................    $324,938       $174,354     $161,489    $      0          $660,781
Intersegment revenues............      98,914         40,334       47,519           0           186,767
Depreciation & amortization......      13,961          9,247        5,664       5,861 (a)        34,733
Income from operations...........      25,527         25,750        4,743     (24,857)(b)        31,163
Total assets.....................     299,182        152,209      143,555      83,328 (c)       678,274
Capital expenditures.............      38,427         12,204        9,542       4,747 (d)        64,920
1999
Revenues from external
  customers......................    $254,754       $157,736     $175,533    $      0          $588,023
Intersegment revenues............      92,808         42,167       50,030           0           185,005
Depreciation & amortization......      15,838         10,904        6,252       5,621 (a)        38,615
Income from operations...........       8,061         14,415        6,091     (24,797)(b)         3,770
Total assets.....................     275,748        154,034      114,576      92,823 (c)       637,181
Capital expenditures.............      13,372          6,722       17,272       1,732 (d)        39,098

-------------------------

(a) Represents depreciation and amortization expense related to property, plant and equipment and goodwill carried at the corporate level

(b) Represents corporate expenses and depreciation and amortization expenses referred to in (a)

(c) Represents property, plant and equipment and goodwill related to certain acquisitions and other corporate assets

(d)  Represents corporate capital expenditures

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SEGMENT AND GEOGRAPHICAL INFORMATION (CONTINUED)
     The table below presents information by geographic area as of and for the years ended December 31, 1997, 1998 and 1999 (in thousands):

                                                                              OTHER        CONSOLIDATED
                                               UNITED STATES    ITALY       COUNTRIES         TOTALS
                                               -------------    -----    ---------------   ------------
1997
Revenues from external customers.............    $535,266      $81,330       $73,535         $690,131
Intersegment revenues........................     165,568        1,021         3,215          169,804
Long-lived assets............................     188,591       35,062        29,125          252,778
1998
Revenues from external customers.............    $487,174      $79,349       $94,258         $660,781
Intersegment revenues........................     176,882        3,723         6,162          186,767
Long-lived assets............................     251,961       35,615        37,607          325,183
1999
Revenues from external customers.............    $438,315      $66,829       $82,879         $588,023
Intersegment revenues........................     175,703        3,425         5,877          185,005
Long-lived assets............................     246,638       31,355        28,183          306,176

16. EARNINGS PER SHARE

     Earnings (loss) per share for 1997, 1998 and 1999, are as follows (amounts in thousands, except share and per share data):

                                                                NET           WEIGHTED-       PER SHARE
                                                           INCOME (LOSS)    AVERAGE SHARES     AMOUNT
                                                           -------------    --------------    ---------
1997
BASIC EARNINGS PER SHARE.................................    $ 25,136         22,581,806        $1.11
Effect of stock options..................................           0            181,216
                                                             --------         ----------        -----
DILUTED EARNINGS PER SHARE...............................    $ 25,136         22,763,022        $1.10
                                                             ========         ==========        =====
1998
BASIC EARNINGS PER SHARE.................................    $  8,151         21,505,023        $ .38
Effect of stock options..................................           0            126,557
                                                             --------         ----------        -----
DILUTED EARNINGS PER SHARE...............................    $  8,151         21,631,580        $ .38
                                                             ========         ==========        =====
1999
BASIC AND DILUTED LOSS PER SHARE.........................    $(11,436)        20,751,776(a)     $(.55)
                                                             ========         ==========        =====

-------------------------

(a)  Effect of stock options has not been included as they are anti-dilutive.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. SUPPLEMENTARY DATA -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     (All amounts in thousands, except per share data)

                                                      QUARTER ENDED:
                                     ------------------------------------------------   YEAR ENDED
                                     MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31   DECEMBER 31
                                     --------   -------    ------------   -----------   -----------
1998
  Net sales........................  $187,428   $181,216     $149,186      $142,951      $660,781
  Gross profit.....................    32,496     27,228       19,020        12,385        91,129
  Net income (loss)................     8,302      4,768          417        (5,336)        8,151
  Per share amounts:
     Basic.........................  $    .38   $    .22     $    .02      $   (.25)     $    .38
     Diluted.......................       .38        .22          .02          (.25)          .38
1999
  Net sales........................  $158,610   $159,045     $135,983      $134,385      $588,023
  Gross profit.....................    20,615     21,842       10,159         9,078        61,694
  Net income (loss)................       128        265       (5,864)       (5,965)      (11,436)
  Per share amounts:
     Basic.........................  $    .01   $    .01     $   (.28)     $   (.29)     $   (.55)
     Diluted.......................       .01        .01         (.28)         (.29)         (.55)

-------------------------

Note: The annual earnings (loss) per share amounts do not necessarily agree to the sum of the quarters as a result of changes in the market prices of the Company's stock and the application of the treasury stock method.

                           TITAN INTERNATIONAL, INC.

                       SCHEDULE II -- VALUATION RESERVES

                                        BALANCE AT        ADDITIONS TO COSTS                   BALANCE AT END
            DESCRIPTION              BEGINNING OF YEAR       AND EXPENSES       DEDUCTIONS        OF YEAR
            -----------              -----------------    ------------------    ----------     --------------
Year ended December 31, 1997
  Reserve deducted in the balance
  sheet from the assets to which it
  applies
  Allowance for doubtful accounts...    $4,924,000            $  440,000        $(766,000)(a)    $4,598,000
                                        ==========            ==========        =========        ==========
Year ended December 31, 1998
  Reserve deducted in the balance
  sheet from the assets to which it
  applies
  Allowance for doubtful accounts...    $4,598,000            $1,400,000        $ 202,000(b)     $6,200,000
                                        ==========            ==========        =========        ==========
Year ended December 31, 1999
  Reserve deducted in the balance
  sheet from the assets to which it
  applies
  Allowance for doubtful accounts...    $6,200,000            $  517,000        $(854,000)(c)    $5,863,000
                                        ==========            ==========        =========        ==========

-------------------------

(a)  Net of recoveries of $47,000

(b) Net of recoveries of $350,000 and an addition relating to the acquisition of FUNSA of $294,000

(c) Net of recoveries of $36,000 and a reduction relating to the acquisition of FUNSA of $219,000