Form 10-Q
period 2000-03-31
TITAN INTERNATIONAL INC
filed 2000-05-12
CIK 899751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED: MARCH 31, 2000

                                       OR

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


                                 (217) 228-6011
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      SHARES OUTSTANDING AT
               CLASS                                     APRIL 28, 2000
               -----                                     --------------

COMMON STOCK, NO PAR VALUE PER SHARE                       20,712,829

                            TITAN INTERNATIONAL, INC.

                                TABLE OF CONTENTS



                                                                                 Page Number
                                                                                 -----------

Part I.           Financial Information

    Item 1.       Financial Statements (Unaudited)

                  Consolidated Condensed Statements of Operations
                  for the Three Months Ended March 31, 2000 and 1999                     1

                  Consolidated Condensed Balance Sheets as of
                  March 31, 2000 and December 31, 1999                                   2

                  Consolidated Condensed Statements of Cash Flows
                  for the Three Months Ended March 31, 2000 and 1999                     3

                  Notes to Consolidated Condensed Financial Statements                 4-7


    Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                       8-10


Part II.          Other Information and Signature                                    11-12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             (Amounts in thousands, except earnings per share data)


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,

                                                                                   2000          1999
                                                                                   ----          ----

Net sales                                                                        $164,327      $158,610

Cost of sales                                                                     143,431       137,995
                                                                                 --------      --------

    Gross profit                                                                   20,896        20,615

Selling, general & administrative expenses                                         11,286        13,442

Research and development expenses                                                   1,550         1,597
                                                                                 --------      --------

    Income from operations                                                          8,060         5,576

Interest expense                                                                    6,563         5,550

Other income                                                                        (216)         (181)
                                                                                 --------      --------

    Income before income taxes                                                      1,713           207

Provision for income taxes                                                            651            79
                                                                                 --------      --------

Net income                                                                       $  1,062      $    128
                                                                                 ========      ========


Earnings per share:
  Basic                                                                              $.05          $.01
  Diluted                                                                            $.05          $.01

Average shares outstanding:
  Basic                                                                            20,666        20,911
  Diluted                                                                          20,666        20,911


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    (Amounts in thousands, except share data)

                                                                     MARCH 31,               DECEMBER 31,
                                                                       2000                      1999
                                                                       ----                      ----
ASSETS
Current assets
    Cash and cash equivalents                                        $  6,875                  $  8,606
    Accounts receivable (net of allowance of
      $5,778 and $5,863, respectively)                                130,533                    97,457
    Inventories                                                       144,284                   133,365
    Prepaid and other current assets                                   39,287                    39,650
                                                                     --------                  --------
        Total current assets                                          320,979                   279,078

Property, plant and equipment, net                                    264,288                   267,049
Other assets                                                           53,192                    51,927
Goodwill, net                                                          38,631                    39,127
                                                                     --------                  --------
        Total assets                                                 $677,090                  $637,181
                                                                     ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current portion of long-term debt                                $    397                  $ 20,195
    Accounts payable                                                   61,516                    51,363
    Other current liabilities                                          40,252                    36,737
                                                                     --------                  --------
        Total current liabilities                                     102,165                   108,295

Deferred income taxes                                                  28,090                    28,421
Other long-term liabilities                                            15,691                    16,078
Long-term debt                                                        303,305                   255,521
                                                                     --------                  --------
        Total liabilities                                             449,251                   408,315
                                                                     --------                  --------

Stockholders' equity
    Common stock, no par, 60,000,000 shares authorized,
      27,555,081 issued                                                    27                        27
    Additional paid-in capital                                        214,487                   214,846
    Retained earnings                                                 116,875                   116,123
    Accumulated other comprehensive loss                              (9,435)                   (7,329)
    Treasury stock at cost: 6,888,742 and 6,939,101 shares,
      respectively                                                   (94,115)                  (94,801)
                                                                     --------                  --------
        Total stockholders' equity                                    227,839                   228,866
                                                                     --------                  --------

Total liabilities and stockholders' equity                           $677,090                  $637,181
                                                                     ========                  ========


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)


                                                                       THREE MONTHS ENDED MARCH 31,
                                                                      2000                     1999
                                                                      ----                     ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                      $  1,062                 $    128
    Depreciation and amortization                                     10,126                    9,874
    Increase in receivables                                          (35,256)                 (29,617)
    (Increase)/decrease in inventories                               (11,366)                   2,820
    (Increase)/decrease in other current assets                          516                     (369)
    Increase in accounts payable                                      11,475                    3,720
    Increase in other accrued liabilities                              3,917                    4,144
    Other, net                                                        (1,830)                  (3,230)
                                                                    --------                 --------

        Net cash used for operating activities                       (21,356)                 (12,530)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net                                         (8,274)                  (9,672)
    Other                                                                  0                   (3,224)
                                                                    --------                 --------

        Net cash used for investing activities                        (8,274)                 (12,896)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from long-term borrowings                                48,000                   23,009
    Payment of debt                                                  (19,892)                    (165)
    Repurchase of common stock                                             0                     (686)
    Dividends paid                                                      (309)                    (314)
    Other, net                                                           327                      336
                                                                    --------                 --------

        Net cash provided by financing activities                     28,126                   22,180

Effect of exchange rate changes on cash                                 (227)                       0

Net decrease in cash and cash equivalents                             (1,731)                  (3,246)

Cash and cash equivalents at beginning of period                       8,606                   14,116
                                                                    --------                 --------

Cash and cash equivalents at end of period                          $  6,875                 $ 10,870
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

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.       ACCOUNTING POLICIES

         In the opinion of Titan International, Inc. ("Titan" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999, and cash flows for the three months ended March 31, 2000 and 1999.

         Accounting policies have continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's 1999 Annual Report on Form 10-K. For additional information regarding the Company's financial condition, refer to the footnotes accompanying the financial statements as of and for the year ended December 31, 1999, filed in conjunction with the Company's 1999 Annual Report on Form 10-K. Details in those notes have not changed significantly except as a result of normal interim transactions and certain matters discussed below.


B.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                             March 31,            December 31,
                                               2000                   1999
                                               ----                   ----
         Raw materials                       $ 38,655              $ 35,333
         Work-in-process                       15,415                18,810
         Finished goods                        84,893                73,564
                                             --------              --------
                                              138,963               127,707

         LIFO reserve                           5,321                 5,658
                                             --------              --------
                                             $144,284              $133,365
                                             ========              ========


C.       FIXED ASSETS

         Property, plant and equipment, net reflects accumulated depreciation of $164.3 million and $155.9 million at March 31, 2000, and December 31, 1999, respectively.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


D.       GOODWILL

         Goodwill, net reflects accumulated amortization of $7.7 million and $7.3 million at March 31, 2000, and December 31, 1999, respectively.


E.       LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):

                                                                March 31,            December 31,
                                                                  2000                  1999
                                                                  ----                  ----
         Senior subordinated notes                              $150,000              $150,000
         Credit facility                                         130,000                82,000
         Notes payable to Pirelli Armstrong Tire Corp.            10,000                29,743
         Industrial revenue bonds and other                       13,702                13,973
                                                                --------              --------
                                                                 303,702               275,716

         Less:  Amounts due within one year                          397                20,195
                                                                --------              --------

                                                                $303,305              $255,521
                                                                ========              ========

         Aggregate maturities of long-term debt at March 31, 2000 are as follows (in thousands):


         April 1 - December 31, 2000                            $    300
         2001                                                      5,386
         2002                                                    130,398
         2003                                                      6,350
         2004                                                        424

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


F.       SEGMENT INFORMATION

         The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three months ended March 31, 2000 and 1999 (in thousands):



                                                            Revenues
                                                          from external     Intersegment      Income from
                                                            customers         revenues         operations
                                                            ---------         --------         ----------
                 2000

                 Agricultural                                $ 72,140          $35,163           $ 6,535

                 Earthmoving/construction                      41,206           13,777             4,627

                 Consumer                                      50,981           26,564             3,867

                 Reconciling items (a)                              0                0            (6,969)
                                                             --------          -------           -------

                 Consolidated totals                         $164,327          $75,504           $ 8,060
                                                             ========          =======           =======

                 1999

                 Agricultural                                $ 75,576          $26,620           $ 4,480

                 Earthmoving/construction                      38,544            9,622             4,890

                 Consumer                                      44,490           12,203             2,171

                 Reconciling items (a)                              0                0            (5,965)
                                                             --------          -------           -------

                 Consolidated totals                         $158,610          $48,445           $ 5,576
                                                             ========          =======           =======


(a) Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment and goodwill carried at the corporate level.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

G.       COMPREHENSIVE LOSS

         Comprehensive loss, which includes net income and the effect of currency translation, totaled $(1.0) million for the first quarter of 2000, compared to $(3.9) million in the first quarter of 1999.


H.       NEW ACCOUNTING STANDARD

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), will be adopted on January 1, 2001. The Company is evaluating the effect SFAS 133 will have on its financial position and results of operations.


I.       SUBSEQUENT EVENT

         On April 14, 2000, the Company sold certain assets (primarily raw material inventory, work-in-process inventory, and property, plant and equipment) of two facilities located in Clinton, Tennessee, and Slinger, Wisconsin, to Carlisle Tire and Wheel Company, a subsidiary of Carlisle Companies Incorporated for approximately $94.1 million. The Company will record a pretax gain of approximately $35.0 million to $40.0 million in the second quarter of 2000. This nonrecurring gain has not been included in the pro forma amounts described below. These two facilities are in the business of providing wheels and tires to the consumer market.

         Had the transaction occurred on January 1, 1999, net sales for the three months ended March 31, 2000, would have been $140.5 million, compared to $136.2 million in 1999. Income from operations for the three months ended March 31, 2000, would have been $3.8 million, compared to $1.8 million in 1999, on a pro forma basis. Loss per share for the three months ended March 31, 2000, would have been $(.05), compared to $(.08) in 1999, on a pro forma basis.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 2000, were $164.3 million, as compared to 1999 first quarter net sales of $158.6 million. Sales improved due to a modest increase in volume in the earthmoving/construction and consumer markets.

Cost of sales was $143.4 million for the first quarter of 2000, as compared to $138.0 million in 1999. Gross profit for the first quarter of 2000 was $20.9 million or 12.7% of net sales, compared to $20.6 million or 13.0% of net sales for the first quarter of 1999.

Selling, general and administrative ("SG&A") expenses for the first quarter of 2000 were $11.3 million or 6.9% of net sales, compared to $13.4 million or 8.5% of net sales for 1999. The decrease in SG&A expenses, as a percentage of net sales, is primarily attributed to the Company's efforts to streamline costs at each of its facilities. Research and development ("R&D") expenses for the first quarter of 2000 and 1999 were $1.6 million or 1.0% of net sales.

Income from operations for the first quarter of 2000 was $8.1 million or 4.9% of net sales, compared to $5.6 million or 3.5% in 1999. Income from operations was impacted by the items described in the preceding paragraphs.

Net sales in the agricultural market were $72.1 million for the first quarter of 2000, as compared to $75.6 million in 1999. Earthmoving/construction market net sales were $41.2 million for the first quarter of 2000, as compared to $38.5 million in 1999. The Company's consumer market net sales were $51.0 million for the first quarter of 2000, as compared to $44.5 million in 1999. The declining market sustained by low commodity prices negatively impacted sales in the agricultural market. Sales in the earthmoving/construction and consumer market increased due to a modest increase in volume.

Income from operations in the agricultural market was $6.5 million for the first quarter of 2000, as compared to $4.5 million in 1999. The Company's earthmoving/construction market income from operations was $4.6 million for the first quarter of 2000, as compared to $4.9 million in 1999. Consumer market income from operations was $3.9 million for the first quarter of 2000, as compared to $2.2 million in 1999. The increase in income from operations in the agricultural, and consumer markets was primarily due to improved efficiencies coupled with the Company's efforts to streamline costs. The decrease in income from operations in the earthmoving/construction market is primarily due to a change in product mix from larger to smaller diameter wheels, resulting in reduced margins. Income from operations on a segment basis does not include corporate expenses and depreciation and amortization expense related to property, plant and equipment and goodwill carried at the corporate level of $7.0 million for the first quarter of 2000, as compared to $6.0 million in 1999.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Net interest expense was $6.6 million for the first quarter of 2000, compared to $5.6 million in 1999. The increased interest expense was primarily due to an increase in the average debt outstanding in the first quarter of 2000, coupled with higher average interest rates.

Net income for the first quarter of 2000 was $1.1 million compared to $0.1 million in 1999. Basic and diluted earnings per share were $.05 for the first quarter of 2000 compared to $.01 in 1999. Net income and earnings per share were impacted by the items described in the preceding paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2000, negative cash flows from operating activities of $21.4 million resulted from increases in receivables and inventories. These amounts were partially offset by increases in accounts payable and other accrued liabilities. The increase in receivables is primarily due to extended payment terms offered to certain customers during the first quarter of 2000. The Company has built inventory to meet expected production and sales demand in the next six months.

The Company has invested $8.3 million in capital expenditures in 2000, including $3.4 million for equipment and construction related to the Brownsville, Texas facility. The balance represents various equipment purchases and building improvements to enhance production capabilities.

During the quarter, Titan hosted a successful open house for the media, local and state officials of Texas to commemorate the introductory phase of tire production at the Brownsville, Texas facility. The one million square foot building houses equipment to manufacture specialty tires for agricultural, construction and consumer markets.

The Company received $48.0 million in proceeds from its $175.0 million revolving credit facility. These proceeds have been used to fund operations, capital expenditures and pay the note described below.

In February 2000, the Company paid the subordinated note for $19.7 million to Pirelli Armstrong Tire Corporation.

At March 31, 2000, the Company had cash and cash equivalents of $6.9 million. Cash on hand, anticipated internal cash flows and utilization of available borrowing under the Company's credit facilities are expected to provide sufficient liquidity for working capital needs, capital expenditures and acquisitions for the foreseeable future.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

On April 14, 2000, the Company sold certain assets (primarily raw material inventory, work-in-process inventory, and property, plant and equipment) of two facilities located in Clinton, Tennessee, and Slinger, Wisconsin, to Carlisle Tire and Wheel Company, a subsidiary of Carlisle Companies Incorporated for approximately $94.1 million. The Company will record a pretax gain of approximately $35.0 million to $40.0 million in the second quarter of 2000. These two facilities are in the business of providing wheels and tires to the consumer market. Titan has decided to exit the lawn and garden and all terrain vehicle original equipment manufacturer wheel and tire business, concentrating instead on the aftermarket business. See further discussion in the subsequent event footnote in the financial statements.


MARKET RISK SENSITIVE INSTRUMENTS

The Company's risks related to foreign currencies, commodity prices and interest rates are consistent with those for 1999.

NEW ACCOUNTING STANDARD

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), will be adopted on January 1, 2001. The Company is evaluating the effect SFAS 133 will have on its financial position and results of operations.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in the Company's business,
(ii) future expenditures for capital projects, (iii) the Company's ability to continue to control costs and maintain quality, (iv) the Company's business strategies, including its intention to introduce new products and (v) the Company's intention to consider and pursue acquisitions. These forward-looking statements are based partially on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of certain factors, including, (i) changes in the Company's end-user markets as a result of world economic or regulatory influences, (ii) changes in the competitive marketplace, including new products and pricing changes by the Company's competitors, or (iii) changes regarding the effects of implementation of the Euro. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire.

                            TITAN INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION


ITEMS 1 THROUGH 5 ARE NOT APPLICABLE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                  10(iii)(A)(1)   Maurice M. Taylor, Jr. Employment Agreement
                                  dated January 30, 2000

                  10(iii)(A)(2)   J. Michael A. Akers Employment Agreement dated
                                  January 30, 2000

                  10(iii)(A)(3)   Kent W. Hackamack Employment Agreement dated
                                  January 30, 2000

                  10(iii)(A)(4)   Cheri T. Holley Employment Agreement dated
                                  January 30, 2000

                  27              Financial Data Schedule

                  (b) Reports on Form 8-K

                  In a Current Report filed on Form 8-K dated April 14, 2000, the Company reported the sale of certain assets (primarily raw material inventory, work-in-process inventory, and property, plant and equipment) of two facilities located in Clinton, Tennessee, and Slinger, Wisconsin, to Carlisle Tire and Wheel Company, a subsidiary of Carlisle Companies Incorporated.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TITAN INTERNATIONAL, INC.
                                             (REGISTRANT)



Date:     May 12, 2000        By: /s/ Kent W. Hackamack
       ---------------------     --------------------------------------------
                                      Kent W. Hackamack
                                      Vice President of Finance and Treasurer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)

                                 Exhibit Index
                                 -------------


Exhibit No.                          Description
-----------                          -----------
10(iii)(A)(1)   Maurice M. Taylor, Jr. Employment Agreement dated January 30, 2000

10(iii)(A)(2)   J. Michael A. Akers Employment Agreement dated January 30, 2000

10(iii)(A)(3)   Kent W. Hackamack Employment Agreement dated January 30, 2000

10(iii)(A)(4)   Cheri T. Holley Employment Agreement dated January 30, 2000

27              Financial Data Schedule