Form 10-Q
period 2000-06-30
TITAN INTERNATIONAL INC
filed 2000-08-11
CIK 899751

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED: JUNE 30, 2000

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


                                 (217) 228-6011
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. Yes    X     No
                     --------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       SHARES OUTSTANDING AT
               CLASS                                       JULY 31, 2000
               -----                                  -----------------------

COMMON STOCK, NO PAR VALUE PER SHARE                        20,695,634

================================================================================

                            TITAN INTERNATIONAL, INC.

                                TABLE OF CONTENTS



                                                                    Page Number
                                                                    -----------

Part I.     Financial Information

 Item 1.    Financial Statements (Unaudited)

            Consolidated Condensed Statements of Operations
            for the Three and Six Months Ended
            June 30, 2000 and 1999                                        1

            Consolidated Condensed Balance Sheets as of
            June 30, 2000 and December 31, 1999                           2

            Consolidated Condensed Statements of Cash Flows
            for the Six Months Ended June 30, 2000 and 1999               3

            Notes to Consolidated Condensed Financial Statements        4-9


 Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations              10-14


Part II.    Other Information and Signature                            15-16

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             (Amounts in thousands, except earnings per share data)



                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30,                        JUNE 30,
                                                  2000           1999             2000            1999
                                                  ----           ----             ----            ----
Net sales                                       $ 145,576       $ 159,045      $ 309,903       $ 317,655

Cost of sales                                     135,142         137,203        278,573         275,198
                                                ---------       ---------      ---------       ---------

    Gross profit                                   10,434          21,842         31,330          42,457

Selling, general & administrative expenses         11,859          13,510         23,145          26,952

Research and development expenses                   1,247           1,656          2,797           3,253
                                                ---------       ---------      ---------       ---------

    Income (loss) from operations                  (2,672)          6,676          5,388          12,252

Interest expense                                    5,628           6,074         12,191          11,624

Gain on sale                                      (38,727)              0        (38,727)              0

Other expense (income)                                (16)            175           (232)             (6)
                                                ---------       ---------      ---------       ---------

    Income before income taxes                     30,443             427         32,156             634

Provision for income taxes                         11,568             162         12,219             241
                                                ---------       ---------      ---------       ---------

Net income                                      $  18,875       $     265      $  19,937       $     393
                                                =========       =========      =========       =========


Earnings per share:
-------------------
  Basic                                         $     .91       $     .01      $     .96       $     .02
  Diluted                                       $     .91       $     .01      $     .96       $     .02

Average shares outstanding:
---------------------------
  Basic                                            20,694          20,807         20,680          20,859
  Diluted                                          20,694          20,807         20,680          20,859






               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    (Amounts in thousands, except share data)


                                                                  JUNE 30,       DECEMBER 31,
                                                                    2000            1999
                                                                    ----            ----
ASSETS
Current assets
    Cash and cash equivalents                                    $  24,957       $   8,606
    Accounts receivable (net of allowance of
      $5,181 and $5,863, respectively)                             104,548          97,457
    Inventories                                                    141,097         133,365
    Prepaid and other current assets                                31,896          39,650
                                                                 ---------       ---------
        Total current assets                                       302,498         279,078

Property, plant and equipment, net                                 235,475         267,049
Other assets                                                        52,557          51,927
Goodwill, net                                                       18,570          39,127
                                                                 ---------       ---------
        Total assets                                             $ 609,100       $ 637,181
                                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current portion of long-term debt                            $   5,391       $  20,195
    Accounts payable                                                56,885          51,363
    Other current liabilities                                       44,555          36,737
                                                                 ---------       ---------
        Total current liabilities                                  106,831         108,295

Deferred income taxes                                               28,090          28,421
Other long-term liabilities                                         15,468          16,078
Long-term debt                                                     213,211         255,521
                                                                 ---------       ---------
        Total liabilities                                          363,600         408,315
                                                                 ---------       ---------

Stockholders' equity
    Common stock, no par, 60,000,000 shares authorized,
      27,555,081 issued                                                 27              27
    Additional paid-in capital                                     214,187         214,846
    Retained earnings                                              135,439         116,123
    Accumulated other comprehensive loss                           (10,223)         (7,329)
    Treasury stock at cost: 6,916,452 and 6,939,101 shares,
      respectively                                                 (93,930)        (94,801)
                                                                 ---------       ---------
        Total stockholders' equity                                 245,500         228,866
                                                                 ---------       ---------

Total liabilities and stockholders' equity                       $ 609,100       $ 637,181
                                                                 =========       =========





               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)


                                                                  SIX MONTHS ENDED JUNE 30,
                                                                    2000            1999
                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $ 19,937       $    393
    Depreciation and amortization                                   18,803         19,572
    Gain on sale of assets                                         (38,727)             0
    Increase in receivables                                         (9,452)       (15,578)
    (Increase)/decrease in inventories                             (17,436)        11,575
    Decrease in other current assets                                 7,754          2,795
    Increase/(decrease) in accounts payable                          7,008        (12,494)
    Increase in other accrued liabilities                            7,434            777
    Other, net                                                      (1,171)        (1,741)
                                                                  --------       --------

        Net cash provided by/(used for) operating activities        (5,850)         5,299

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net                                      (13,727)       (19,413)
    Fixed assets through like-kind exchange                           (354)             0
    Proceeds from sale of assets                                    94,063              0
    Other                                                                0         (3,155)
                                                                  --------       --------

        Net cash provided by/(used for) investing activities        79,982        (22,568)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from long-term borrowings                                   0         26,434
    Payment of debt                                                (56,980)          (438)
    Repurchase of common stock                                        (449)        (2,966)
    Dividends paid                                                    (619)          (627)
    Other, net                                                         661            495
                                                                  --------       --------

        Net cash provided by/(used for) financing activities       (57,387)        22,898

Effect of exchange rate changes on cash                               (394)          (656)

Net increase in cash and cash equivalents                           16,351          4,973

Cash and cash equivalents at beginning of period                     8,606         14,116
                                                                  --------       --------

Cash and cash equivalents at end of period                        $ 24,957       $ 19,089
                                                                  ========       ========




               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.       ACCOUNTING POLICIES

         In the opinion of Titan International, Inc. ("Titan" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999.

         Accounting policies have continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's 1999 Annual Report on Form 10-K. These interim financial statements have been prepared pursuant to the Securities and Exchange Commission's rules for Form 10-Qs and are not a presentation in accordance with generally accepted accounting principles. For additional information regarding the Company's financial condition, refer to the footnotes accompanying the financial statements as of and for the year ended December 31, 1999, filed in conjunction with the Company's 1999 Annual Report on Form 10-K. Details in those notes have not changed significantly except as a result of normal interim transactions and certain matters discussed below.


B.       INVENTORIES

         Inventories consisted of the following (in thousands):


                        June 30,       December 31,
                         2000             1999
                         ----             ----
Raw materials          $ 40,468        $ 35,333
Work-in-process          14,840          18,810
Finished goods           81,648          73,564
                       --------        --------
                        136,956         127,707

LIFO reserve              4,141           5,658
                       --------        --------
                       $141,097        $133,365
                       ========        ========


C.       FIXED ASSETS

         Property, plant and equipment, net reflects accumulated depreciation of $145.3 million and $155.9 million at June 30, 2000, and December 31, 1999, respectively.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

D.       GOODWILL

         Goodwill, net reflects accumulated amortization of $4.3 million and $7.3 million at June 30, 2000, and December 31, 1999, respectively.


E.       LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):


                                                                    June 30,            December 31,
                                                                      2000                  1999
                                                                      ----                  ----
         Senior subordinated notes                                 $ 150,000            $  150,000
         Credit facility                                              45,000                82,000
         Notes payable to Pirelli Armstrong Tire Corp.                10,000                29,743
         Industrial revenue bonds and other                           13,602                13,973
                                                                   ---------            ----------
                                                                     218,602               275,716

         Less:  Amounts due within one year                            5,391                20,195
                                                                   ---------            ----------

                                                                   $ 213,211            $  255,521
                                                                   =========            ==========


         Aggregate maturities of long-term debt at June 30, 2000 are as follows (in thousands):

         July 1 - December 31, 2000                             $   202
         2001                                                     5,386
         2002                                                    45,398
         2003                                                     6,350
         2004                                                       424




                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



F.       SEGMENT INFORMATION

         The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three and six months ended June 30, 2000 and 1999 (in thousands):



                                                             Revenues
                          Three months ended               from external    Intersegment      Income from
                            June 30, 2000                    customers        revenues        operations
                            -------------                    ---------        --------        ----------
                 Agricultural                               $  79,528         $ 36,975         $   4,780

                 Earthmoving/construction                      43,667           15,731             2,605

                 Consumer                                      22,381           26,427            (1,497)

                 Reconciling items (a)                              0                0            (8,560)
                                                            ---------         --------         ---------

                 Consolidated totals                        $ 145,576         $ 79,133         $  (2,672)
                                                            =========         ========         =========


                          Three months ended
                            June 30, 1999
                            -------------
                 Agricultural                               $  66,683         $ 21,982         $   5,011

                 Earthmoving/construction                      43,600           11,849             5,496

                 Consumer                                      48,762           13,614             2,147

                 Reconciling items (a)                              0                0            (5,978)
                                                            ---------         --------         ---------

                 Consolidated totals                        $ 159,045         $ 47,445         $   6,676
                                                            =========         ========         =========


(a) Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment and goodwill carried at the corporate level.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


F.       SEGMENT INFORMATION (CONTINUED)


                                                           Revenues
                          Six months ended               from external     Intersegment      Income from
                           June 30, 2000                   customers         revenues         operations
                          ----------------                 ---------         --------         ----------
                 Agricultural                               $ 151,668        $  72,138         $  11,315

                 Earthmoving/construction                      84,873           29,508             7,232

                 Consumer                                      73,362           52,991             2,370

                 Reconciling items (a)                              0                0           (15,529)
                                                            ---------        ---------         ---------

                 Consolidated totals                        $ 309,903        $ 154,637         $   5,388
                                                            =========        =========         =========


                         Six months ended
                           June 30, 1999
                         ----------------
                 Agricultural                               $ 142,259        $  48,602         $   9,491

                 Earthmoving/construction                      82,144           21,471            10,386

                 Consumer                                      93,252           25,817             4,318

                 Reconciling items (a)                              0                0           (11,943)
                                                            ---------        ---------         ---------

                 Consolidated totals                        $ 317,655        $  95,890         $  12,252
                                                            =========        =========         =========


(a) Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment and goodwill carried at the corporate level.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


F.       SEGMENT INFORMATION (CONTINUED)


                                                             June 30,         June 30,
                          Total assets(a)                      2000             1999
                          ------------                         ----             ----
                 Agricultural                                $245,326         $275,934

                 Earthmoving/construction                     158,462          170,722

                 Consumer                                     128,287          145,167

                 Reconciling items (b)                         77,025           87,127
                                                            ---------        ---------

                 Consolidated totals                        $ 609,100        $ 678,950
                                                            =========        =========

(a)      Total assets decreased as a result of the sale of assets.

(b) Represents property, plant and equipment and goodwill related to certain acquisitions and other corporate assets.

G.       COMPREHENSIVE INCOME

         Comprehensive income, which includes net income and the effect of currency translation, totaled $18.1 million for the second quarter of 2000, compared to $(1.3) million in the second quarter of 1999. Comprehensive income for the six months ended June 30, 2000 was $17.0 million, compared to $(5.3) million in 1999.

H.       NEW ACCOUNTING STANDARD

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), will be adopted on January 1, 2001. The Company is evaluating the effect SFAS 133 will have on its financial position and results of operations.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




I.       SALE OF ASSETS

         On April 14, 2000, the Company sold certain assets (primarily raw material inventory, work-in-process inventory, and property, plant and equipment) of two facilities located in Clinton, Tennessee, and Slinger, Wisconsin, to Carlisle Tire and Wheel Company, a subsidiary of Carlisle Companies Incorporated for approximately $94.1 million in cash. The Company recorded a pretax gain of $38.7 million in the second quarter of 2000. This nonrecurring gain has not been included in the pro forma amounts described below. These two facilities are in the business of providing wheels and tires to the consumer market.

         Had the transaction occurred on January 1, 1999, net sales for the three and six months ended June 30, 2000, would have been $138.8 and $279.3 million respectively, compared to $136.2 and $272.3 million in 1999. Income (loss) from operations for the three and six months ended June 30, 2000, would have been $(3.2) and $0.7 million respectively, compared to $3.3 and $5.0 million in 1999. Net loss for the three and six months ended June 30, 2000, would have been $(4.8) and $(5.8) million respectively, compared to $(1.2) and $(2.8) million in 1999. Loss per share for the three and six months ended June 30, 2000, would have been $(.23) and $(.28) respectively, compared to $(.06) and (.14) in 1999.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

On April 14, 2000, the Company sold certain assets (primarily raw material inventory, work-in-process inventory, and property, plant and equipment) of two facilities located in Clinton, Tennessee, and Slinger, Wisconsin, to Carlisle Tire and Wheel Company, a subsidiary of Carlisle Companies Incorporated for approximately $94.1 million in cash. The Company recorded a pretax gain of $38.7 million in the second quarter of 2000. These two facilities are in the business of providing wheels and tires to the consumer market. With this transaction, Titan has exited the original equipment manufacturer ("OEM") business for lawn and garden equipment and all terrain vehicles ("ATVs"), concentrating instead on the agricultural and earthmoving/construction businesses for both LSW and conventional wheel and tire assemblies to OEMs and the aftermarket.

Had the transaction occurred on January 1, 1999, net sales for the three and six months ended June 30, 2000, would have been $138.8 and $279.3 million respectively, compared to $136.2 and $272.3 million in 1999. Income (loss) from operations for the three and six months ended June 30, 2000, would have been $(3.2) and $0.7 million respectively, compared to $3.3 and $5.0 million in 1999. Net loss for the three and six months ended June 30, 2000, would have been $(4.8) and $(5.8) million respectively, compared to $(1.2) and $(2.8) million in 1999. Loss per share for the three and six months ended June 30, 2000, would have been $(.23) and $(.28) respectively, compared to $(.06) and (.14) in 1999.


RESULTS OF OPERATIONS

Net sales for the quarter ended June 30, 2000, were $145.6 million, as compared to 1999 second quarter net sales of $159.0 million. Net sales for the six months ended June 30, 2000, were $309.9 million, compared to 1999 net sales of $317.7 million. Net sales decreased primarily due to the transaction described above.

Cost of sales was $135.1 and $278.6 million for the second quarter of 2000 and for the six months ended June 30, 2000, as compared to $137.2 and $275.2 million in 1999. Gross profit for the second quarter of 2000 was $10.4 million or 7.2% of net sales, compared to $21.8 million or 13.7% of net sales for the second quarter of 1999. Gross profit for the six months ended June 30, 2000, was $31.3 million or 10.1% of net sales, compared to $42.5 million or 13.4% of net sales for 1999. Gross profit, as a percentage of sales, was negatively impacted by the sale of assets.

                          TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative ("SG&A") expenses for the second quarter of 2000 were $11.9 million or 8.1% of net sales, compared to $13.5 million or 8.5% of net sales for 1999. SG&A expenses for the six months ended June 30, 2000 were $23.1 million or 7.5% of net sales, compared to $27.0 or 8.5% of net sales in 1999. The decrease in SG&A expenses, as a percentage of net sales, is primarily attributed to the Company's efforts to streamline costs at each of its facilities. Research and development ("R&D") expenses for the second quarter of 2000 were $1.2 million, compared to $1.7 million in 1999. R&D expenses for the six months ended June 30, 2000 were $2.8 million, compared to $3.3 million in 1999.

Loss from operations for the second quarter of 2000 was $(2.7) million or 1.8% of net sales, compared to income from operations of $6.7 million or 4.2% in 1999. Income from operations for the six months ended June 30, 2000 was $5.4 million or 1.7% of net sales, compared to $12.3 million or 3.9% in 1999. Operating results were impacted by the items described in the preceding paragraphs.

Net sales in the agricultural market were $79.5 and $151.7 million for the second quarter of 2000 and for the six months ended June 30, 2000 respectively, as compared to $66.7 and $142.3 million in 1999. Earthmoving/construction market net sales were $43.7 and $84.9 million for the second quarter of 2000 and for the six months ended June 30, 2000 respectively, as compared to $43.6 and $82.1 million in 1999. The Company's consumer market net sales were $22.4 and $73.4 million for the second quarter of 2000 and for the six months ended June 30, 2000 respectively, as compared to $48.8 and $93.3 million in 1999. Sales in the agricultural and earthmoving/construction market were positively impacted by strong demand for smaller diameter tires and wheels, which has been partially offset by a decrease in demand for large diameter tires and wheels. Sales in the consumer market decreased primarily due to the Company exiting the OEM business for lawn and garden equipment and ATVs, focusing instead on the aftermarket business.

Income from operations in the agricultural market was $4.8 and $11.3 million for the second quarter of 2000 and for the six months ended June 30, 2000 respectively, as compared to $5.0 and $9.5 million in 1999. The Company's earthmoving/construction market income from operations was $2.6 and $7.2 million for the second quarter of 2000 and for the six months ended June 30, 2000 respectively, as compared to $5.5 and $10.4 million in 1999. Loss from operations for the second quarter of 2000 in the consumer market was $(1.5) million, as compared to income from operations of $2.1 million in 1999. Income from operations in the consumer market was $2.4 million for the six months ended June 30, 2000, as compared to $4.3 million in 1999.

                          TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

The increase in income from operations in the agricultural market for the six months ended June 30, 2000, was primarily attributed to improved efficiencies due to increased sales volume. The decrease in income from operations in the earthmoving/ construction market is primarily due to a change in product mix from larger to smaller diameter wheels and tires, which tend to receive lower margins. The decrease in income from operations in the consumer market is primarily due to the Company exiting the OEM business for lawn and garden equipment and ATVs. Income from operations on a segment basis does not include corporate expenses and depreciation and amortization expense related to property, plant and equipment and goodwill carried at the corporate level of $8.6 and $15.5 million for the second quarter of 2000 and for the six months ended June 30, 2000, respectively, as compared to $6.0 and $11.9 million in 1999.

Net interest expense was $5.6 and $12.2 million for the second quarter of 2000 and for the six months ended June 30, 2000 respectively, compared to $6.1 and $11.6 million in 1999. The decreased interest expense for the second quarter of 2000 was primarily due to a decrease in the average debt outstanding.

Net income for the second quarter of 2000 and for the six months ended June 30, 2000 was $18.9 and $19.9 million respectively, compared to $0.3 and $0.4 million in 1999. Basic and diluted earnings per share were $.91 and $.96 for the second quarter of 2000 and for the six months ended June 30, 2000 respectively, compared to $.01 and $.02 in 1999. Net income and earnings per share increased primarily due to the sale of assets as described above.


LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2000, negative cash flows from operating activities of $5.9 million resulted from a loss from operations and increases in receivables and inventories. These amounts were partially offset by increases in accounts payable and other accrued liabilities and a decrease in other current assets. The increase in receivables is primarily due to the Company's policy of extending payment terms offered to certain customers during the first quarter of 2000. The Company has built inventory to meet expected production and sales demand in the next six months which has also resulted in increased accounts payable. The change in other current assets and other current liabilities is primarily due to the impact of income taxes owed as a result of the sale of assets.

The Company has invested $13.7 million in capital expenditures in 2000, including $5.5 million for equipment and construction related to the Brownsville, Texas facility. The balance represents various equipment purchases and building improvements to enhance production capabilities.

                          TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

During the second quarter of 2000, the Company received proceeds from the sale of assets of $94.1 million. With the sale of assets Titan was able to reduce its total debt to $218.6 million at June 30, 2000 from $303.7 million at March 31, 2000 ($275.7 million at December 31, 1999.)

In February 2000, the Company paid the subordinated note for $19.7 million to Pirelli Armstrong Tire Corporation.

At June 30, 2000, the Company had cash and cash equivalents of $25.0 million. Cash on hand, anticipated internal cash flows and utilization of remaining available borrowing, which totals $130 million under the Company's credit facility are expected to provide sufficient liquidity for working capital needs, capital expenditures and acquisitions for the foreseeable future.


OUTLOOK

As indicated previously, Titan has exited the OEM business for lawn and garden equipment and ATVs, concentrating instead on the agricultural and earthmoving/construction businesses for both LSW and conventional wheel and tire assemblies to OEMs and the aftermarket. Titan has made the decision to market the LSW technology directly to equipment dealers in an effort to increase sales and more effectively demonstrate the performance, safety and productivity features of the LSW. The Company's national sales force has been actively introducing this program during the second quarter of 2000, and gaining the hands-on knowledge that will allow Titan to further enhance wheels and tires for ultimate equipment performance. The introduction of the LSW assemblies and this aggressive program is expected to drive aftermarket demand and should increase original equipment margins in the future. Overall, business is stronger than expected with the wheel facilities operating at increased volumes and the tire facilities showing monthly production increases.


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

                            TITAN INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION

ITEMS 1 THROUGH 3 ARE NOT APPLICABLE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on May 18, 2000, for the purpose of electing two directors to serve for three-year terms, approving the appointment of independent auditors and voting on the stockholder proposal regarding annual election of all directors.

         All of management's nominees for directors as listed in the proxy statement were elected with the following vote:


                                              Shares           Shares
                                             Voted For        Withheld
                                             ---------        --------
         Erwin H. Billig                    18,493,500        1,303,415

         Anthony L. Soave                   14,556,994        5,239,921


         The appointment of PricewaterhouseCoopers LLP as independent auditors was approved by the following vote:


          Shares             Shares              Shares
         Voted For           Against           Abstaining
         ---------           -------           ----------
         19,775,356           8,408             13,151

         The stockholder proposal regarding annual election of all directors was not approved by the following vote:


          Shares             Shares              Shares           Broker
         Voted For           Against           Abstaining        Non-Votes
         ---------           -------           ----------        ---------
         7,732,516          10,238,459           62,341          1,763,599

                            TITAN INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION


ITEM 5 IS NOT APPLICABLE.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         27      Financial Data Schedule

         (b) Reports on Form 8-K

         In a Current Report filed on Form 8-K dated April 14, 2000 the Company reported the sale of certain assets (primarily raw material inventory, work-in-process inventory, and property, plant and equipment) of two facilities located in Clinton, Tennessee, and Slinger, Wisconsin, to Carlisle Tire and Wheel Company, a subsidiary of Carlisle Companies Incorporated.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TITAN INTERNATIONAL, INC.
                                          (REGISTRANT)



DATE:   August 11, 2000          BY: /s/ Kent W. Hackamack
       ------------------           ---------------------------------
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
