Form 10-Q
period 2000-09-30
TITAN INTERNATIONAL INC
filed 2000-11-13
CIK 899751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 SHARES OUTSTANDING AT
          CLASS                                      OCTOBER 31, 2000
          -----                                  ---------------------
COMMON STOCK, NO PAR VALUE PER SHARE                   20,730,797

                            TITAN INTERNATIONAL, INC.

                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------
Part I.        Financial Information

    Item 1.    Financial Statements (Unaudited)

               Consolidated Condensed Statements of Operations
               for the Three and Nine Months Ended
               September 30, 2000 and 1999                                 1

               Consolidated Condensed Balance Sheets as of
               September 30, 2000 and December 31, 1999                    2

               Consolidated Condensed Statements of Cash Flows
               for the Nine Months Ended September 30, 2000 and 1999       3

               Notes to Consolidated Condensed Financial Statements       4-9


    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations             10-14


Part II.       Other Information and Signature                           15-16


                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             (Amounts in thousands, except earnings per share data)


                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                        2000          1999                  2000          1999
                                                    ------------  ------------          -----------   ------------
Net sales                                           $   119,798   $   135,983           $   429,701   $   453,638

Cost of sales                                           115,472       125,824               394,045       401,022
                                                    ------------  ------------          -----------   ------------

    Gross profit                                          4,326        10,159                35,656        52,616

Selling, general & administrative expenses               10,343        12,541                33,488        39,493

Research and development expenses                           833         1,563                 3,630         4,816
                                                    ------------  ------------          -----------   ------------

    Income (loss) from operations                        (6,850)       (3,945)               (1,462)        8,307

Interest expense                                          5,119         5,951                17,310        17,575

Gain on sale                                                  0             0               (38,727)            0

Other expense (income)                                       38          (437)                 (194)         (443)
                                                    ------------  ------------          -----------   ------------

    Income (loss) before income taxes                   (12,007)       (9,459)               20,149        (8,825)

Provision (benefit) for income taxes                     (4,562)       (3,595)                7,657        (3,354)
                                                    ------------  ------------          -----------   ------------

Net income (loss)                                   $    (7,445)  $    (5,864)          $    12,492   $    (5,471)
                                                    ============  ============          ===========   ============


Earnings (loss) per share:
  Basic                                                   $(.36)        $(.28)                 $.60         $(.26)
  Diluted                                                 $(.36)        $(.28)                 $.60         $(.26)

Average shares outstanding:
  Basic                                                  20,693        20,647                20,685        20,859
  Diluted                                                20,693        20,735                20,685        20,859


                 The accompanying notes are an integral part of
                      the consolidated condensed financial
                                   statements.

                            TITAN INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    (Amounts in thousands, except share data)


                                                                                SEPTEMBER 30,           DECEMBER 31,
                                                                                    2000                   1999
                                                                                    ----                   ----
ASSETS
Current assets
    Cash and cash equivalents                                                   $    20,331           $     8,606
    Accounts receivable (net of allowance of
      $5,213 and $5,863, respectively)                                               94,336                97,457
    Inventories                                                                     148,569               133,365
    Prepaid and other current assets                                                 33,525                39,650
                                                                                -----------           -----------
        Total current assets                                                        296,761               279,078

Property, plant and equipment, net                                                  235,471               267,049
Other assets                                                                         51,721                51,927
Goodwill, net                                                                        18,089                39,127
                                                                                -----------           -----------
        Total assets                                                            $   602,042           $   637,181
                                                                                ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current portion of long-term debt                                           $     5,368           $    20,195
    Accounts payable                                                                 57,039                51,363
    Other current liabilities                                                        48,952                36,737
                                                                                -----------           -----------
        Total current liabilities                                                   111,359               108,295

Deferred income taxes                                                                28,090                28,421
Other long-term liabilities                                                          14,766                16,078
Long-term debt                                                                      212,951               255,521
                                                                                -----------           -----------
        Total liabilities                                                           367,166               408,315
                                                                                -----------           -----------

Stockholders' equity
    Common stock, no par, 60,000,000 shares authorized,
      27,555,081 issued                                                                  27                    27
    Additional paid-in capital                                                      213,731               214,846
    Retained earnings                                                               127,684               116,123
    Accumulated other comprehensive loss                                            (13,390)               (7,329)
    Treasury stock at cost: 6,863,447 and 6,939,101 shares,
      respectively                                                                  (93,176)              (94,801)
                                                                                -----------           -----------
        Total stockholders' equity                                                  234,876               228,866
                                                                                -----------           -----------

Total liabilities and stockholders' equity                                      $   602,042           $   637,181
                                                                                ===========           ===========





                 The accompanying notes are an integral part of
                      the consolidated condensed financial
                                   statements.

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)


                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                              2000                 1999
                                                                              ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                    $   12,492           $   (5,471)
    Depreciation and amortization                                            27,222               28,684
    Gain on sale of assets                                                  (38,727)                   0
    (Increase)/decrease in receivables                                         (946)               1,680
    (Increase)/decrease in inventories                                      (25,552)              13,750
    Decrease in other current assets                                          5,799                2,170
    Increase/(decrease) in accounts payable                                   8,316               (6,944)
    Increase/(decrease) in other accrued liabilities                         12,328              (16,227)
    Other, net                                                               (1,448)                (367)
                                                                         ----------           ----------

        Net cash provided by/(used for) operating activities                   (516)              17,275

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net                                               (17,601)             (28,920)
    Fixed assets through like-kind exchange                                  (5,968)                   0
    Proceeds from sale of assets                                             94,063                    0
    Acquisitions, net of cash acquired                                            0             ( 11,853)
                                                                         ----------           ----------

        Net cash provided by/(used for) investing activities                 70,494              (40,773)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from long-term borrowings                                            0               26,526
    Payment of debt                                                         (57,098)                (593)
    Repurchase of common stock                                                 (468)              (3,177)
    Dividends paid                                                             (930)                (937)
    Other, net                                                                  978                  816
                                                                         ----------           ----------

        Net cash provided by/(used for) financing activities                (57,518)              22,635

Effect of exchange rate changes on cash                                        (735)                (426)

Net increase (decrease) in cash and cash equivalents                         11,725               (1,289)

Cash and cash equivalents at beginning of period                              8,606               14,116
                                                                         ----------           ----------

Cash and cash equivalents at end of period                               $   20,331           $   12,827
                                                                         ==========           ==========



                 The accompanying notes are an integral part of
                      the consolidated condensed financial
                                   statements.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A.       ACCOUNTING POLICIES

         In the opinion of Titan International, Inc. ("Titan" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999.

         Accounting policies have continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's 1999 Annual Report on Form 10-K. These interim financial statements have been prepared pursuant to the Securities and Exchange Commission's rules for Form 10-Qs and are not a presentation in accordance with U.S. generally accepted accounting principles. For additional information regarding the Company's financial condition, refer to the footnotes accompanying the financial statements as of and for the year ended December 31, 1999, filed in conjunction with the Company's 1999 Annual Report on Form 10-K. Details in those notes have not changed significantly except as a result of normal interim transactions and certain matters discussed below.


B.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                                                                 September 30,          December 31,
                                                                                     2000                  1999
                                                                                     ----                  ----

         Raw materials                                                         $    42,274           $    35,333
         Work-in-process                                                            13,141                18,810
         Finished goods                                                             89,167                73,564
                                                                               -----------           -----------
                                                                                   144,582               127,707

         LIFO reserve                                                                3,987                 5,658
                                                                               -----------           -----------
                                                                               $   148,569           $   133,365
                                                                               ===========           ===========


C.       FIXED ASSETS

         Property, plant and equipment, net reflects accumulated depreciation of $151.8 million and $155.9 million at September 30, 2000, and December 31, 1999, respectively.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



D.       GOODWILL

         Goodwill, net reflects accumulated amortization of $4.5 million and $7.3 million at September 30, 2000, and December 31, 1999, respectively.


E.       LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):

                                                                               September 30,          December 31,
                                                                                   2000                   1999
                                                                                   ----                   ----
         Senior subordinated notes                                            $   150,000           $   150,000
         Credit facility                                                           45,000                82,000
         Notes payable to Pirelli Armstrong Tire Corp.                             10,000                29,743
         Industrial revenue bonds and other                                        13,319                13,973
                                                                              -----------           -----------
                                                                                  218,319               275,716

         Less:  Amounts due within one year                                         5,368                20,195
                                                                              -----------           -----------

                                                                              $   212,951           $   255,521
                                                                              ===========           ===========

         Aggregate maturities of long-term debt at September 30, 2000 are as follows (in thousands):


         October 1-December 31, 2000                             $        96
         2001                                                          5,363
         2002                                                         45,378
         2003                                                          6,329
         2004                                                            401

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


F.       SEGMENT INFORMATION

         The table below presents information about certain revenues and income
         (loss) from operations used by the chief operating decision maker of the Company for the three and nine months ended September 30, 2000 and 1999 (in thousands):


                                                         Revenues                        Income (loss)
                         Three months ended           from external     Intersegment          from
                        September 30, 2000              customers          revenues        operations
                        ------------------              ---------          --------        ----------

                 Agricultural                          $   65,768        $   37,950       $      329

                 Earthmoving/construction                  41,446            17,030              876

                 Consumer                                  12,584             7,780           (1,484)

                 Reconciling items (a)                          0                 0           (6,571)
                                                       ----------        ----------       -----------

                 Consolidated totals                   $  119,798        $   62,760       $   (6,850)
                                                       ==========        ==========       ===========

                         Three months ended
                        September 30, 1999
                        -------------------

                 Agricultural                          $   54,694        $   18,678       $   (1,157)

                 Earthmoving/construction                  39,089            10,121            2,055

                 Consumer                                  42,200            11,715            1,280

                 Reconciling items (a)                          0                 0           (6,123)
                                                       ----------        ----------       -----------

                 Consolidated totals                   $  135,983        $   40,514       $   (3,945)
                                                       ==========        ==========       ===========


(a) Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment and goodwill carried at the corporate level.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



F.       SEGMENT INFORMATION (CONTINUED)

                                                         Revenues                        Income (loss)
                         Nine months ended            from external     Intersegment          from
                        September 30, 2000              customers          revenues        operations
                        ------------------              ---------        ----------        ----------

                 Agricultural                          $  217,436        $  110,088          $11,644

                 Earthmoving/construction                 126,319            46,538            8,108

                 Consumer                                  85,946            60,771              886

                 Reconciling items (a)                          0                 0          (22,100)
                                                       ----------        ----------       -----------

                 Consolidated totals                   $  429,701        $  217,397       $   (1,462)
                                                       ==========        ==========       ===========

                         Nine months ended
                        September 30, 1999
                        ------------------

                 Agricultural                          $  196,953        $   67,280     $      8,334

                 Earthmoving/construction                 121,233            31,592           12,441

                 Consumer                                 135,452            37,532            5,598

                 Reconciling items (a)                          0                 0          (18,066)
                                                       ----------        ----------       -----------

                 Consolidated totals                   $  453,638        $  136,404       $    8,307
                                                       ==========        ==========       ===========


(a) Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment and goodwill carried at the corporate level.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


F.       SEGMENT INFORMATION (CONTINUED)

                                                      September 30,     September 30,
                          Total assets(a)                  2000              1999
                          --------------                   ----              ----

                 Agricultural                          $  281,764        $  260,722

                 Earthmoving/construction                 173,988           172,146

                 Consumer                                  68,934           139,231

                 Reconciling items (b)                     77,356            94,512
                                                       ----------        ----------

                 Consolidated totals                   $  602,042        $  666,611
                                                       ==========        ==========

(a)      Total assets decreased as a result of the sale of assets.

(b) Represents property, plant and equipment and goodwill related to certain acquisitions and other corporate assets.

G.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive loss, which includes net income (loss) and the effect of currency translation, totaled $(10.6) million for the third quarter of 2000, compared to $(4.4) million in the third quarter of 1999. Comprehensive income for the nine months ended September 30, 2000 was $6.4 million, compared to a comprehensive (loss) of $(9.7) million in 1999.

H.       NEW ACCOUNTING STANDARD

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), will be adopted on January 1, 2001. The Company expects that the effect of adoption of SFAS 133 on its financial position, cash flows and results of operations will be immaterial.

         Effective July 1, 2000, the Company adopted Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which clarifies the accounting for modifications to stock option plans. The adoption had no impact on the interim financial statements, cash flows and results of operations for the period ended September 30, 2000.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


I.       SALE OF ASSETS

         On April 14, 2000, the Company sold certain assets (primarily raw material inventory, work-in-process inventory, and property, plant and equipment) of two facilities located in Clinton, Tennessee, and Slinger, Wisconsin, to Carlisle Tire and Wheel Company, a subsidiary of Carlisle Companies Incorporated, for approximately $94.1 million in cash. In conjunction with this transaction the Company wrote off $19.5 million of goodwill. The Company recorded a pretax gain of $38.7 million in the second quarter of 2000. This nonrecurring gain has not been included in the pro forma amounts described below. These two facilities are in the business of providing wheels and tires to the consumer market.

         Had the transaction occurred on January 1, 1999, net sales for the three and nine months ended September 30, 2000, would have been $119.8 and $399.1 million respectively, compared to $114.7 and $387.1 million in 1999. Loss from operations for the three and nine months ended September 30, 2000, would have been $(6.9) and $(6.2) million respectively, compared to $(7.1) and $(2.0) million in 1999. Net loss for the three and nine months ended September 30, 2000, would have been $(7.4) and $(13.8) million respectively, compared to $(7.2) and $(10.0) million in 1999. Loss per share for the three and nine months ended September 30, 2000, would have been $(.36) and $(.67) respectively, compared to $(.35) and (.48) in 1999. There is no difference in net sales, loss from operations, net loss and loss per share for the three months ended September 30, 2000.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

On April 14, 2000, the Company sold certain assets (primarily raw material inventory, work-in-process inventory, and property, plant and equipment) of two facilities located in Clinton, Tennessee, and Slinger, Wisconsin, to Carlisle Tire and Wheel Company, a subsidiary of Carlisle Companies Incorporated, for approximately $94.1 million in cash. In conjunction with this transaction the Company wrote off $19.5 million of goodwill. The Company recorded a pretax gain of $38.7 million in the second quarter of 2000. These two facilities are in the business of providing wheels and tires to the consumer market. With this transaction, Titan has exited the original equipment manufacturer ("OEM") business for lawn and garden equipment and all terrain vehicles ("ATVs"), concentrating instead on the agricultural and earthmoving/construction businesses for both LSW and conventional wheel and tire assemblies to OEMs and the aftermarket.

Had the transaction occurred on January 1, 1999, net sales for the three and nine months ended September 30, 2000, would have been $119.8 and $399.1 million respectively, compared to $114.7 and $387.1 million in 1999. Loss from operations for the three and nine months ended September 30, 2000, would have been $(6.9) and $(6.2) million respectively, compared to $(7.1) and $(2.0) million in 1999. Net loss for the three and nine months ended September 30, 2000, would have been $(7.4) and $(13.8) million respectively, compared to $(7.2) and $(10.0) million in 1999. Loss per share for the three and nine months ended September 30, 2000, would have been $(.36) and $(.67) respectively, compared to $(.35) and (.48) in 1999. There is no difference in net sales, loss from operations, net loss and loss per share for the three months ended September 30, 2000.

RESULTS OF OPERATIONS

Net sales for the quarter ended September 30, 2000, were $119.8 million, as compared to 1999 third quarter net sales of $136.0 million. Net sales for the nine months ended September 30, 2000, were $429.7 million, compared to 1999 net sales of $453.6 million. Net sales decreased primarily due to the transaction described above.

Cost of sales was $115.5 and $394.0 million for the third quarter of 2000 and for the nine months ended September 30, 2000, as compared to $125.8 and $401.0 million in 1999. Gross profit for the third quarter of 2000 was $4.3 million or 3.6% of net sales, compared to $10.2 million or 7.5% of net sales for the third quarter of 1999. Gross profit for the nine months ended September 30, 2000, was $35.7 million or 8.3% of net sales, compared to $52.6 million or 11.6% of net sales for 1999. Gross profit, as a percentage of net sales, was negatively impacted by the sale of assets.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative ("SG&A") and research and development ("R&D") expenses for the third quarter of 2000 were $11.2 million or 9.3% of net sales, compared to $14.1 million or 10.4% of net sales for 1999. SG&A and R&D expenses for the nine months ended September 30, 2000, were $37.1 million or 8.6% of net sales, compared to $44.3 or 9.8% of net sales in 1999. The decrease in SG&A and R&D expenses, as a percentage of net sales, is primarily attributed to the Company's efforts to streamline costs at each of its facilities.

Loss from operations for the third quarter of 2000 was $(6.9) million, compared to $(3.9) million in 1999. Loss from operations for the nine months ended September 30, 2000 was $(1.5) million, compared to income from operations of $8.3 million in 1999. Operating results were impacted by the items described in the preceding paragraphs.

Net sales in the agricultural market were $65.8 and $217.4 million for the third quarter of 2000 and for the nine months ended September 30, 2000 respectively, as compared to $54.7 and $197.0 million in 1999. Earthmoving/construction market net sales were $41.4 and $126.3 million for the third quarter of 2000 and for the nine months ended September 30, 2000 respectively, as compared to $39.1 and $121.2 million in 1999. The Company's consumer market net sales were $12.6 and $85.9 million for the third quarter of 2000 and for the nine months ended September 30, 2000 respectively, as compared to $42.2 and $135.5 million in 1999. Sales in the agricultural and earthmoving/construction market were positively impacted by strong demand for smaller diameter wheels and tires, which has been partially offset by a decrease in demand for large diameter wheels and tires. Sales in the consumer market decreased primarily due to the Company exiting the OEM business for lawn and garden equipment and ATVs, focusing instead on the aftermarket business.

Income from operations for the third quarter of 2000 in the agricultural market was $0.3, as compared to loss from operations of $(1.2) million in 1999. Income from operations in the agricultural market was $11.6 million for the nine months ended September 30, 2000, as compared to $8.3 million in 1999. The Company's earthmoving/construction market income from operations was $0.9 and $8.1 million for the third quarter of 2000 and for the nine months ended September 30, 2000 respectively, as compared to $2.1 and $12.4 million in 1999. Loss from operations for the third quarter of 2000 in the consumer market was $(1.5) million, as compared to income from operations of $1.3 million in 1999. Income from operations in the consumer market was $0.9 million for the nine months ended September 30, 2000, as compared to $5.6 million in 1999.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


RESULTS OF OPERATIONS (CONTINUED)

The increase in income from operations in the agricultural market for the nine months ended September 30, 2000, was primarily attributed to improved efficiencies due to increased sales volume. The decrease in income from operations in the earthmoving/construction market is primarily due to a change in product mix from larger to smaller diameter wheels and tires, which tend to receive lower margins. The decrease in income from operations in the consumer market is primarily due to the Company exiting the OEM business for lawn and garden equipment and ATVs. Income from operations on a segment basis does not include corporate expenses and depreciation and amortization expense related to property, plant and equipment and goodwill carried at the corporate level of $6.6 and $22.1 million for the third quarter of 2000 and for the nine months ended September 30, 2000, respectively, as compared to $6.1 and $18.1 million in 1999.

Net interest expense was $5.1 and $17.3 million for the third quarter of 2000 and for the nine months ended September 30, 2000 respectively, compared to $6.0 and $17.6 million in 1999. The decreased interest expense for the three and nine months ended September 30, 2000, was primarily due to a decrease in the average debt outstanding.

Net loss for the third quarter of 2000 was $(7.4) million, as compared to $(5.9) million in 1999. Net income was $12.5 million for the nine months ended September 30, 2000, as compared to net loss of $(5.5) million in 1999. Basic and diluted loss per share for the third quarter of 2000 were $(.36), as compared to $(.28) in 1999. Basic and diluted earnings per share were $.60 for the nine months ended September 30, 2000, as compared to loss per share of $(.26) for 1999. Net income and earnings per share were impacted by the items described in the preceding paragraphs


LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2000, negative cash flows from operating activities of $0.5 million resulted from an increase in inventories, mostly offset by increases in payables and accruals and a decrease in other current assets. The Company has built inventory to meet expected production and sales demand in the next six months, which has also resulted in increased accounts payable. The change in other current assets and other current liabilities is primarily due to the impact of income taxes owed as a result of the sale of assets.

The Company has invested $23.6 million in capital expenditures in 2000, including $6.6 million for equipment and construction related to the Brownsville, Texas, facility, which is in the start-up phase of operations. The balance represents various equipment purchases and building improvements to enhance production capabilities. Total capital expenditures include purchases through a like-kind exchange account established for tax purposes.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

During the second quarter of 2000, the Company received proceeds from the sale of assets of $94.1 million. Titan utilized these proceeds to reduce its total debt to $218.3 million at September 30, 2000 from $303.7 million at March 31, 2000 ($275.7 million at December 31, 1999) and to fund a like-kind exchange account to be used for capital expenditures.

In February 2000, the Company paid the subordinated note for $19.7 million to Pirelli Armstrong Tire Corporation.

At September 30, 2000, the Company had cash and cash equivalents of $20.3 million. Cash on hand, anticipated internal cash flows and utilization of available borrowing, which totals $130 million, under the Company's $175 million credit facility are expected to provide sufficient liquidity for working capital needs and capital expenditures for the foreseeable future.


OUTLOOK

The operating environment of the Company has not changed significantly during the third quarter of 2000 as compared to the second quarter. The Company is continually looking for ways to improve profitability and to reduce or streamline costs. As indicated previously, Titan has exited the OEM wheel and tire business for lawn and garden equipment and ATVs, concentrating instead on the agricultural and earthmoving/construction businesses for both LSW and conventional wheel and tire assemblies to OEMs and the aftermarket. Titan has made the decision to market the LSW technology directly to equipment dealers in an effort to increase sales and more effectively demonstrate the performance, safety and productivity features of the LSW. The Company's national sales force began actively introducing this program during the second quarter of 2000, and gaining the hands-on knowledge that will allow Titan to further enhance wheels and tires for ultimate equipment performance. The introduction of the LSW assemblies and this aggressive program is expected to drive aftermarket demand and should increase original equipment margins in the future. Overall, business is stronger than expected with the wheel facilities operating at increased volumes and the tire facilities showing monthly production increases.


MARKET RISK SENSITIVE INSTRUMENTS

The Company's risks related to foreign currencies, commodity prices and interest rates are consistent with those for 1999 with one exception. At September 30, 2000, the fair value of the Company's senior subordinated notes, based upon quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, was $95.4 million, compared to the fair value of $120 million at December 31, 1999 and the carrying value of $150 million.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NEW ACCOUNTING STANDARD

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), will be adopted on January 1, 2001. The Company expects that the effect of adoption of SFAS 133 on its financial position, cash flows and results of operations will be immaterial.

Effective July 1, 2000, the Company adopted Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which clarifies the accounting for modifications to stock option plans. The adoption had no impact on the interim financial statements, cash flows and results of operations for the period ended September 30, 2000.

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

                            TITAN INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION


ITEMS 1 THROUGH 5 ARE NOT APPLICABLE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                  27                 Financial Data Schedule

                  (b) Reports on Form 8-K

                  The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 2000.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TITAN INTERNATIONAL, INC.
                                                    (REGISTRANT)



DATE:     November 13, 2000          BY: /s/ Kent W. Hackamack
     ------------------------            ---------------------------------------
                                         Kent W. Hackamack
                                         Vice President of Finance and Treasurer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)