Form 10-K405
period 2000-12-31
TITAN INTERNATIONAL INC
filed 2001-03-23
CIK 899751

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 28, 2001, 20,622,735 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $104,351,039 based upon the closing price of the common stock on the New York Stock Exchange on February 28, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the registrant's definitive proxy statement for its annual meeting of stockholders to be held May 17, 2001.

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

     During the mid-1990s Titan began a process to reengineer its wheel and tire operations. The Company established a new identity, creating the framework for continued well-managed growth. Titan continues a multi-year plan to focus on its core business and lay the groundwork for ongoing growth and strength in the off-highway wheel, tire and assembly business. Product innovation has demonstrated Titan's leadership with the development of the LSW series of wheels and tires, which is expected to considerably enhance the performance of off-highway vehicles.

     In 2000, Titan's sales in the agricultural market represented 52% of net sales, the earthmoving/construction market represented 30% of net sales and the consumer market represented 18% of net sales. For information concerning the revenues, certain expenses, income from operations and assets attributable to each of the segments in which the Company operates, see Note 16 to the consolidated financial statements of Titan International, Inc. included in Item 8 herein.

AGRICULTURAL MARKET

     Titan sells agricultural wheels, rims and tires to OEMs and aftermarket distributors. These wheels, rims and tires are manufactured by Titan for installation on various agricultural and forestry equipment, such as tractors, combines, skidders, plows, planters and irrigation equipment. The wheels and rims range in diameter from 4" to 54" with the 54" diameter being the largest agricultural wheel manufactured in North America. Basic configurations are combined with other features (such as various centers and a wide range of material thickness) allowing the Company to offer a broad line of different product models to meet customer specifications. The agricultural tires range in diameter from 8" to 85" and in width from 4.8" to 46.5". Titan introduced the world's largest agricultural tire in 1999. This tire features an 85-inch outside diameter. The Company offers the added value of a wheel and tire assembly to its customers. The Company's aftermarket tires are marketed through a network of independent distributors and Titan's own distribution centers.

EARTHMOVING/CONSTRUCTION MARKET

     The Company manufactures wheels and rims for various types of earthmoving, mining and construction equipment, including skid steers, cranes, graders and levelers, scrapers, self-propelled shovel loaders, load transporters, haul trucks and back-hoe loaders. These wheels and rims range in diameter from 20" to 63", in width from 8" to 60" and in weight from 125 pounds to 7,000 pounds. The 63" diameter is the largest earthmoving/construction wheel manufactured in North America. The Company provides its customers with a broad range of earthmoving/construction wheels and rims. The majority of the earthmoving/construction wheels produced by Titan are sold directly to OEMs. Titan currently produces a wide range of tires for the earthmoving/construction market. The earthmoving/construction market is another area in which the Company can offer the added value of wheel and tire assembly.

CONSUMER MARKET

     Titan manufactures a variety of products for all terrain vehicles ("ATV"), lawn and garden and trailer products. In April 2000, the Company exited the OEM business for lawn and garden equipment and ATVs, concentrating instead on the agricultural and earthmoving/construction businesses for both LSW and conventional wheel and tire assemblies to OEMs and the aftermarket. Titan currently produces a wide range of tires for the consumer market. These wheels and rims range in diameter from 4" to 16". ATV tire tread patterns for the replacement market were introduced in 2000. The Company can also offer the value-added service of a wheel-tire system for the consumer market. The Company produces wheel and tire products for the domestic markets for boat, recreational, agricultural and utility trailers. Titan's goal for growth in 2001 will encompass the addition of new products in the ATV tire aftermarket and certain trailer products.

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

     Quality Control. The Company is ISO 9000 certified at six of its manufacturing facilities. The ISO 9000 series is a set of related and internationally recognized standards of management and quality assurance. The standards specify guidelines for establishing, documenting and maintaining a system to ensure quality. The ISO 9000 certifications are evidence of Titan's dedication to providing quality products to its customers.

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

CUSTOMERS

     The Company's ten largest customers accounted for approximately 48% of net sales for the year ended December 31, 2000, compared to 45% for the year ended December 31, 1999. Net sales to Deere & Company in Titan's agricultural, earthmoving/construction and consumer markets represent 17% of the Company's consolidated revenues for the year ended December 31, 2000. No other customers accounted for more than 10% of the Company's net sales in 2000.

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

     Titan distributes wheels and tires directly to OEMs. The distribution of aftermarket tires is done primarily through a network of independent dealers. The Company distributes wheel and tire assemblies through its own distribution centers directly to OEMs and to aftermarket customers. Titan's distribution network consists of fifteen facilities throughout the United States and Europe, which are strategically located near major OEMs and aftermarket customers for just-in-time delivery.

RESEARCH, DEVELOPMENT AND ENGINEERING

     The Company's research, development and engineering staffs test new designs and technologies and develop new manufacturing methods to improve product quality and performance. These services enhance the Company's relationship with its customers. The Company has spent $4.7 million, $6.3 million, and $7.1 million, on research and development for the years ended December 31, 2000, 1999 and 1998, respectively. These costs are primarily due to the development of the LSW series of wheels and tires, which is expected to considerably enhance the performance of off-highway vehicles. Titan continues to introduce new designs of LSW wheel and tire assemblies for the agricultural, earthmoving/construction and consumer markets.

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

BACKLOG

     As of February 28, 2001, Titan estimates that it had $124 million in firm orders compared to $167 million at February 29, 2000. Orders are considered firm if the customer would be obligated to accept the product if manufactured and delivered pursuant to the terms of such orders. The Company believes that the majority of its current backlog orders will be filled during the current year.

COMPETITION

     The Company competes with several domestic and international competitors, some of which are larger and have greater financial and marketing resources than Titan. The Company believes it is the primary source of steel wheels and rims to the majority of its North American customers. Major competitors in the wheel market include GKN Wheels, Ltd., and Topy Industry, Ltd., and major competitors in the tire market include

Goodyear Tire & Rubber Co. and Bridgestone/Firestone. The Company competes primarily on the basis of price, quality, customer service, design capability and delivery time. The Company's ability to compete with international competitors may be adversely affected by currency fluctuations. In addition, certain of the Company's OEM customers could, under certain circumstances, elect to manufacture certain of the Company's products to meet their requirements or to otherwise compete with the Company. There can be no assurance that the businesses of the Company will not be adversely affected by increased competition in the markets in which it operates or that the Company's competitors will not develop products that are more effective or less expensive than the Company's products or which could render certain of the Company's products less competitive. From time to time, certain competitors of the Company have reduced their prices in particular product categories, which has prompted the Company to reduce its prices. There can be no assurance that in the future, competitors of the Company will not further reduce prices or that any such reductions would not have a material adverse effect on the Company.

EMPLOYEES

     At January 31, 2001, the Company employed approximately 4,200 people in the United States and Europe. Approximately 19% of the Company's employees in the United States are covered by two collective bargaining agreements, which have expired or will expire before the year 2003. The majority of employees at Titan's foreign facilities are represented by collective bargaining agreements which are renewed from time to time depending on terms of the agreement and the laws of the foreign jurisdiction. Since the expiration of their collective bargaining agreement in April 1998, approximately 600 employees at the Company's Des Moines, Iowa facility have been on strike. Since September 1998, former Fidelity Tire union employees have been picketing the Natchez, Mississippi facility. The Company has hired and trained a new workforce at these two facilities. Although the Company believes that its relations with its employees are generally good, the labor disputes have had an adverse effect on the Company's 2000, 1999 and 1998 financial position, cash flows and results of operations and may continue to have an adverse effect on the Company's future financial position, cash flows and results of operations.

INTERNATIONAL OPERATIONS

     In addition to the Company's facilities in the United States, Titan also operates facilities in Europe. For the year ended December 31, 2000, the Company generated 22% of its net sales from foreign operations. International operations and exports to foreign markets are subject to a number of special risks, including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of markets, restrictive actions by foreign governments (such as restrictions on transfer of funds, export duties and quotas and foreign customs), changes in foreign laws regarding trade and investment, difficulty in obtaining distribution and support, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws. There can be no assurance that one or a combination of these factors will not have a material adverse effect on the Company's ability to increase or maintain its foreign sales or on its results of operations. The Company had total aggregate export sales of approximately $79.4 million, $90.9 million, and $103.4 million, for the years ended December 31, 2000, 1999 and 1998, respectively. For financial information regarding international operations, see Note 16 to the consolidated financial statements of Titan International, Inc. included in Item 8 herein.

     In addition, the Company has significant manufacturing operations in foreign countries and purchases a portion of its raw materials from foreign suppliers. The production costs, profit margins and competitive position of the Company are affected by the strength of the currencies in countries where it manufactures or purchases goods relative to the strength of the currencies in countries where its products are sold. The Company's results of operations, cash flows and financial position may be adversely affected by fluctuations in foreign currencies and by translation of the financial statements of the Company's foreign subsidiaries from local currencies into U.S. dollars.

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

ENVIRONMENTAL COMPLIANCE

     In the ordinary course of business, like most other industrial companies, the Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup costs. The Company's policy is to accrue environmental cleanup related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company does not currently anticipate any material capital expenditures for environmental control facilities. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of the site investigation, preliminary findings and the length of time involved in remediation or settlement. The Company does not include anticipated recoveries from insurance carriers or other third parties in its accruals for environmental liabilities. Although it is difficult to predict future environmental costs, the Company does not currently anticipate any material adverse effect on its operations, cash flows or financial condition as a result of its efforts to comply with, or its liabilities under, environmental laws.

ITEM 2. PROPERTIES

     The Company maintains twenty manufacturing and warehousing/distribution facilities in the United States with a collective floor space of approximately
8.2 million square feet. Of these facilities, one is used primarily for the manufacture of agricultural products, one is used primarily for the manufacture of earthmoving/construction products and four are used for the manufacture of agricultural, earthmoving/construction and consumer products. The remaining fourteen facilities are used for the warehousing/distribution of products in all of the Company's segments.

     In Europe, Titan maintains six manufacturing and warehousing/distribution facilities with a collective floor space of approximately 1.5 million square feet. Of these facilities, one is used for the manufacture of earthmoving/construction products, four are used for the manufacture of agricultural and earthmoving/construction products and one is used for warehousing/distribution of products in all of the Company's segments.

     Several of the Company's facilities are leased through operating lease agreements. For information on operating leases, see Note 13 to the consolidated financial statements of Titan International, Inc. included in Item 8 herein. The Company considers each of its facilities to be in good operating condition and adequate for its present use. Management believes that the Company has sufficient capacity to meet current market demand.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to routine legal proceedings arising out of the normal course of business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes that none of these actions, individually or in the aggregate, will have a material adverse affect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

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

     Maurice M. Taylor, Jr., 56, has been President, CEO and a Director of the Company since 1990, when Titan was acquired in a management-led buyout by investors, including Mr. Taylor.

     J. Michael A. Akers, 57, began organizing the start-up of Titan's European Operations in 1990 and became a member of the management team in 1995. Mr. Akers was appointed Vice President in 1999.

     Kent W. Hackamack, 42, served as Corporate Controller of the Company from 1994 to 1996. Mr. Hackamack was appointed Vice President of Finance and Treasurer in 1996.

     Cheri T. Holley, 53, joined the Company in 1994 as General Counsel and Secretary. Ms. Holley was appointed Vice President in 1996.

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

                                                                                    DIVIDENDS
                                                                 HIGH      LOW      DECLARED
                                                                 ----      ---      ---------
2000
First quarter...............................................    $ 8.19    $ 5.75     $0.015
Second quarter..............................................      7.75      5.19      0.015
Third quarter...............................................      6.75      4.75      0.015
Fourth quarter..............................................      5.75      3.31      0.015
1999
First quarter...............................................    $ 9.94    $ 6.63     $0.015
Second quarter..............................................     11.88      7.63      0.015
Third quarter...............................................     14.50     10.00      0.015
Fourth quarter..............................................     10.38      4.81      0.015

     On February 28, 2001, there were approximately 898 holders of record of Titan common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below, as of and for the years ended December 31, 2000, 1999, 1998, 1997, and 1996 are derived from the Company's consolidated financial statements, audited by PricewaterhouseCoopers LLP, independent accountants, and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

                                                              YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------------
                                              2000           1999        1998        1997        1996
                                              ----           ----        ----        ----        ----
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales...............................    $543,069       $588,023    $660,781    $690,131    $634,553
Gross profit............................      40,145         61,694      91,129     105,982      97,354
Income (loss) from operations...........      (8,646)         3,770      31,163      53,626      67,267
Income (loss) before income taxes.......       8,702(a)     (18,445)     13,146      40,542      56,981
Net income (loss).......................       4,525(a)     (11,436)      8,151      25,136      35,378
Net income (loss) per share -- basic....    $    .22(a)    $   (.55)   $    .38    $   1.11    $   1.58
Net income (loss) per share --
  diluted...............................         .22(a)        (.55)        .38        1.10        1.30
Dividends declared per common share.....         .06            .06         .06         .06         .06

                                                                AS OF DECEMBER 31,
                                            -----------------------------------------------------------
                                              2000           1999        1998        1997        1996
                                              ----           ----        ----        ----        ----
                                                                  (IN THOUSANDS)
Working capital.........................    $186,116       $170,783    $170,465    $183,909    $181,015
Current assets..........................     285,556        279,078     312,195     298,596     284,651
Total assets............................     591,641        637,181     678,274     585,142     558,592
Long-term debt..........................     227,975        255,521     247,584     181,705     113,096
Stockholders' equity....................     228,705        228,866     247,037     248,129     301,181

-------------------------
(a) Includes a gain of $38.7 million ($20.1 million after taxes) related to the sale of assets.

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

                                                                  AS A PERCENTAGE OF SALES
                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                2000        1999        1998
                                                                ----        ----        ----
Net sales...................................................    100.0%      100.0%      100.0%
Cost of sales...............................................     92.6        89.5        86.2
                                                                -----       -----       -----
Gross profit................................................      7.4        10.5        13.8
Selling, general, administrative expenses...................      8.1         8.8         8.0
Research and development expenses...........................      0.9         1.1         1.1
                                                                -----       -----       -----
Income (loss) from operations...............................     (1.6)        0.6         4.7
Interest expense............................................     (4.1)       (4.0)       (2.8)
Gain on sale................................................      7.1         0.8         0.0
Other income (loss).........................................      0.2        (0.5)        0.1
                                                                -----       -----       -----
Income (loss) before income taxes...........................      1.6        (3.1)        2.0
Provision (benefit) for income taxes........................      0.8        (1.2)        0.8
                                                                -----       -----       -----
Net income (loss)...........................................      0.8%       (1.9)%       1.2%
                                                                =====       =====       =====

     In addition, the following table sets forth, for periods indicated, components of the Company's net sales classified by segment (in thousands):

                                                                  2000        1999        1998
                                                                  ----        ----        ----
Agricultural................................................    $283,058    $254,754    $324,938
Earthmoving/Construction....................................     162,591     157,736     174,354
Consumer....................................................      97,420     175,533     161,489
                                                                --------    --------    --------
  Total.....................................................    $543,069    $588,023    $660,781
                                                                ========    ========    ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999

SALE OF ASSETS

     On April 14, 2000, the Company sold certain assets (primarily raw material inventory, work-in-process inventory, and property, plant and equipment) of two facilities located in Clinton, Tennessee, and Slinger, Wisconsin, to Carlisle Tire and Wheel Company, a subsidiary of Carlisle Companies Incorporated, for approximately $94.1 million in cash. In conjunction with this transaction, the Company eliminated goodwill related to these operations totaling $19.5 million. The Company recorded a pretax gain on this transaction of $38.7 million in the second quarter of 2000. This nonrecurring gain has not been included in the pro forma amounts described below. These two facilities were in the business of providing wheels and tires to the consumer market, primarily for OEM lawn and garden equipment and ATVs.

     Had the transaction occurred on January 1, 1999, net sales for the year ended December 31, 2000, would have been $512.4 million, compared to $499.5 million in 1999. Loss from operations for the year ended December 31, 2000, would have been $(13.4) million, compared to $(11.0) million in 1999. Net loss for the year ended December 31, 2000, would have been $(21.2) million, compared to $(18.1) million in 1999. Loss per share for the year ended December 31, 2000, would have been $(1.02), compared to $(.87) in 1999.

RESULTS OF OPERATIONS

     Net sales for the year ended December 31, 2000, were $543.1 million compared to $588.0 million in net sales for the year ended December 31, 1999. Net sales decreased primarily due to the transaction described above.

     The Company generated 22% of its net sales from foreign subsidiaries during the year ended December 31, 2000, as compared to 25% during the year ended December 31, 1999. The decrease in foreign net sales during 2000 was primarily due to the exclusion of Fabrica Uruguaya de Neumaticos S.A. ("FUNSA") sales. Included in 1999 were foreign net sales for FUNSA of $16.9 million representing 3% of total net sales. The foreign net sales for the year ended December 31, 2000 do not include the sales from FUNSA because the Company reduced its ownership to 16% during 1999.

     As a result of its foreign subsidiaries, the Company is subject to fluctuations in foreign currencies. The foreign currency fluctuations for the year ended December 31, 2000, had a minimal effect on results of operations.

     Cost of sales was $502.9 million for the year ended December 31, 2000, as compared to $526.3 million in 1999. Gross profit for the year ended December 31, 2000, was $40.1 million or 7.4% of net sales, compared to $61.7 million, or 10.5% of net sales for 1999. Gross profit, as a percentage of net sales, was negatively impacted by the sale of assets.

     Selling, general and administrative ("SG&A") and research and development ("R&D") expenses were $48.8 million or 9.0% of net sales for the year ended December 31, 2000, as compared to $57.9 million or 9.9% of net sales for 1999. The decrease in SG&A and R&D expenses, as a percentage of sales, is primarily attributed to the Company's efforts to streamline costs at each of its facilities.

     Loss from operations for the year ended December 31, 2000, was $(8.6) million, compared to income from operations of $3.8 million in 1999. Income
(loss) from operations was impacted by the items described in the preceding paragraphs.

     Net interest expense for the year ended December 31, 2000, was $22.6 million compared to $23.6 million in 1999. The decreased interest expense was primarily due to a decrease in the average debt outstanding in 2000 as compared to 1999 due to the sale of assets as previously described.

     Net income for the year ended December 31, 2000, was $4.5 million, compared to net loss of $(11.4) million in 1999. Earnings per share was $.22 for the year ended December 31, 2000, as compared to a loss per common share of $(.55) in 1999. Net income and earnings per share were impacted by the items described in the preceding paragraphs.

     Net sales in the agricultural market were $283.1 million for the year ended December 31, 2000, as compared to $254.8 million in 1999. Sales in the agricultural market were positively impacted by strong demand for smaller diameter wheels and tires, which was partially offset by a decrease in demand for larger diameter wheels and tires. Income from operations in the agricultural market was $11.7 million for the year ended December 31, 2000, as compared to $8.1 million in 1999. The increase in income from operations in the agricultural market was primarily attributed to improved efficiencies due to increased sales volume.

     The Company's earthmoving/construction market net sales were $162.6 million for the year ended December 31, 2000, as compared to $157.7 million in 1999. Sales in the earthmoving/construction market were positively impacted by strong demand for smaller diameter wheels and tires, which was partially offset by a decrease in demand for larger diameter wheels and tires. The Company's earthmoving/construction market income from operations was $8.9 million for the year ended December 31, 2000, as compared to $14.4 million in 1999. The decrease in income from operations in the earthmoving/construction market is primarily due to a change in product mix from larger to smaller diameter wheels and tires, which tend to receive lower margins.

     Consumer market net sales were $97.4 million for the year ended December 31, 2000, as compared to $175.5 million in 1999. Sales in the consumer market decreased primarily due to the Company exiting the OEM business for lawn and garden equipment and ATVs. Consumer market loss from operations was $(0.6) million for the year ended December 31, 2000, as compared to income from operations of $6.1 million in 1999. The decrease in income from operations in the consumer market is primarily due to the Company exiting the OEM business for lawn and garden equipment and ATVs.

     Income from operations on a segment basis does not include: corporate expenses; depreciation and amortization expense related to property, plant and equipment; and goodwill carried at the corporate level, for a total of $28.7 million for the year ended December 31, 2000, as compared to $24.8 million in 1999.

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

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998

     Net sales for the year ended December 31, 1999, were $588.0 compared to $660.8 million in net sales for the year ended December 31, 1998. Net sales decreased due to a decline in U.S. agricultural and earthmoving/construction equipment sales, which contributed to extended shutdowns of certain facilities at several of Titan's largest customers. Net sales were also impacted by the retraining of workforces at two of the Company's facilities.

     The Company generated 25% of its net sales from foreign subsidiaries, therefore the Company is subject to fluctuations in those foreign currencies. Foreign currency fluctuations for the year ended December 31, 1999, had a minimal effect on results of operations.

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

     SG&A expenses were $51.6 million or 8.8% of net sales for the year ended December 31, 1999, as compared to $52.9 million or 8.0% of net sales for 1998. The rise in SG&A expenses, as a percentage of net sales, is primarily attributed to the decrease in net sales volume as discussed above. R&D expenses were $6.3 million or 1.1% of net sales for the year ended December 31, 1999, as compared to $7.1 million or 1.1% of net sales for 1998.

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

     In 1999, the Company sold a building, certain machinery and equipment and other assets for a non-recurring pretax gain of $4.9 million.

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

     Net sales in the agricultural market were $254.8 million for the year ended December 31, 1999, as compared to $324.9 million in 1998. The Company's earthmoving/construction market net sales were $157.7 million for the year ended December 31, 1999, as compared to $174.4 million in 1998. Consumer market net sales were $175.5 million for the year ended December 31, 1999, as compared to $161.5 million in 1998. Net sales in the agricultural and earthmoving/construction markets were negatively impacted by the declining market sustained by low commodity prices and the retraining of workforces at two of the Company's facilities.

     Income from operations in the agricultural market was $8.1 million for the year ended December 31, 1999, as compared to $25.5 million in 1998. The Company's earthmoving/construction market income from operations was $14.4 million for the year ended December 31, 1999, as compared to $25.8 million in 1998. Consumer market income from operations was $6.1 million for the year ended December 31, 1999, as compared to $4.7 million in 1998. The decrease in income from operations in the agricultural and earthmoving/construction markets was primarily due to a decline in U.S. agricultural and earthmoving/construction equipment sales and the retraining of workforces at two of the Company's facilities. Income from operations on a segment basis does not include: corporate expenses; depreciation and amortization expense related to property, plant and equipment; and goodwill carried at the corporate level, for a total of $24.8 million for the year ended December 31, 1999, as compared to $24.9 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 2000, negative cash flows from operating activities of $25.8 million resulted from an increase in inventories partially offset by a decrease in accounts receivable and an increase in accounts payable. Accounts receivable decreased primarily as the result of the sale of assets as previously described. The Company has built inventory to meet expected production and sales demand in the next six months, which has also resulted in increased accounts payable.

     Depreciation and amortization expenses were $37.2 million for the year ended December 31, 2000, compared to $38.6 million in 1999. The decrease is primarily attributable to the sale of assets partially offset by current year capital expenditures.

     Net cash provided by investing activities was $66.3 million in 2000, as compared to cash used for investing activities of $36.0 million in 1999. The net cash provided in 2000 was primarily due to the sale of assets as previously described. Capital expenditures totaled $28.8 million in 2000, compared to $39.1 million in 1999. The Company has continued to dedicate funds to modernize and improve production efficiencies and increase production capacities. Included in 2000 capital expenditures is $7.2 million used for equipment and construction related to the Company's tire facility located in Brownsville, Texas. Capital expenditures at the Brownsville, Texas, facility were $12.1 million in 1999. Total capital expenditures in 2000 include purchases of $7.6 million through a like-kind exchange account established for tax purposes. The Company estimates that its capital expenditures for 2001 will range between $20 million and $30 million.

     In 1999, Titan acquired 35.9 percent of the stock of Wheels India Limited for $12.2 million, which is being accounted for under the equity method of accounting. Equity earnings for 2000 and 1999 were not significant to Titan's results of operations. With facilities in Madras and Poona, India, Wheels India Limited is the largest manufacturer of steel wheels for all applications in the Indian sub-continent.

     During 2000, the Company received proceeds of $94.1 million from the sale of assets. Titan utilized these proceeds to reduce its total debt to $233.4 million at December 31, 2000 from $303.7 million at March 31, 2000 ($275.7 million at December 31, 1999) and to fund a like-kind exchange account to be used for capital expenditures. In 1999, the Company received $15.2 million in proceeds related to its sale of a building, certain machinery and equipment and other assets.

     In February 2000, the Company paid the subordinated note for $19.7 million to Pirelli Armstrong Tire Corporation.

     The Company's Board of Directors has authorized Titan to repurchase up to ten million shares of its common stock. The Company repurchased 0.2 million and
0.4 million shares in 2000 and 1999, respectively. The Company repurchased 6.6 million shares in years prior to 1999.

     The Company has a $6.0 million letter of credit outstanding relating to FUNSA. FUNSA's lender could draw on this letter of credit if FUNSA were to default on their line of credit.

     At December 31, 2000, the Company had cash and cash equivalents of $5.7 million and debt outstanding of $60.0 million under its $175 million credit facility. Cash on hand, anticipated internal cash flows and utilization of available borrowing are expected to provide sufficient liquidity for working capital needs, capital expenditures and acquisitions for the foreseeable future.

MARKET RISK SENSITIVE INSTRUMENTS

Exchange Rate Sensitivity

     The Company is exposed to fluctuations in the British pound, Italian lira, French franc, German deutschemark, and Euro. The Company views its investments in foreign subsidiaries as long-term commitments and does not hedge foreign currency transaction or translation exposures. The Company's net investment in foreign subsidiaries translated into U.S. dollars at December 31, 2000, is $53.0 million. The hypothetical potential loss in value of the Company's net investment in foreign subsidiaries resulting in a 10% adverse change in foreign currency exchange rates at December 31, 2000 would amount to $5.3 million.

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

Interest Rate Sensitivity

     At December 31, 2000, the fair value of the Company's senior subordinated notes, based upon quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements was $84.7 million, compared to the carrying value of $150 million. The Company believes the carrying value of its other debt reasonably approximates fair value at December 31, 2000.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), was adopted on January 1, 2001. The Company does not utilize derivatives to manage the interest rate or currency risks, therefore, there was no material impact resulting from the adoption of SFAS 133 on its financial position, cash flows or results of operations.

     Effective July 1, 2000, the Company adopted Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which clarifies the accounting for modifications to stock option plans. The adoption had no impact on the financial statements, cash flows and results of operations for the year ended December 31, 2000.

     SEC Staff Accounting Bulletins No. 101 and No. 101A & B, "Revenue Recognition and Financial Statements," were adopted during the fourth quarter of 2000. The adoption had no material impact on the financial statements, cash flows or results of operations for the year ended December 31, 2000.

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

     Reference is made to Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to Item 14.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

     Reference is made to the section captioned "Election of Directors" in the Company's 2001 definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, incorporated herein by reference. Reference is also made to the information under the heading "Executive Officers of the Registrant" included under Item 4a, Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the section captioned "Executive Compensation" in the Company's 2001 definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2001 definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the section captioned "Related Party Transactions" in the Company's 2001 definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year, incorporated herein by reference. Reference is also made to Note 14 to the consolidated financial statements of Titan International, Inc. included in Item 8 herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

    (a)   1.   Financial Statements
               Management's Responsibility for Financial Statements........  F-1
               Report of PricewaterhouseCoopers LLP........................  F-1
               Consolidated Statements of Operations for the years ended
                 December 31, 2000, 1999 and 1998..........................  F-2
               Consolidated Balance Sheets at December 31, 2000 and 1999...  F-3
               Consolidated Statements of Changes in Stockholders' Equity
                 for the years ended December 31, 2000, 1999 and 1998......  F-4
               Consolidated Statements of Cash Flows for the years ended
                 December 31, 2000, 1999 and 1998..........................  F-5
               Notes to Consolidated Financial Statements..................  F-6 through F-20
          2.   Financial Statement Schedule
               Schedule II -- Valuation Reserves...........................  S-1
          3.   Exhibits

                 The accompanying Exhibit Index is incorporated herein by reference.

     (b) Reports on Form 8-K

        The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 23, 2001                            TITAN INTERNATIONAL, INC.

                                          By:  /s/ MAURICE M. TAYLOR, JR.
                                            ------------------------------------
                                                   Maurice M. Taylor, Jr.
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2001.

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

                 /s/ ERWIN H. BILLIG                    Director
-----------------------------------------------------
                   Erwin H. Billig

               /s/ EDWARD J. CAMPBELL                   Director
-----------------------------------------------------
                 Edward J. Campbell

             /s/ RICHARD M. CASHIN, JR.                 Director
-----------------------------------------------------
               Richard M. Cashin, Jr.

                 /s/ ALBERT J. FEBBO                    Director
-----------------------------------------------------
                   Albert J. Febbo

                /s/ MITCHELL I. QUAIN                   Director
-----------------------------------------------------
                  Mitchell I. Quain

                /s/ ANTHONY L. SOAVE                    Director
-----------------------------------------------------
                  Anthony L. Soave

                           TITAN INTERNATIONAL, INC.

                                 EXHIBIT INDEX
                                   FORM 10-K
                                      2000

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         3(a)(1)         Amended Restated Articles of Incorporation of the Company
         3(b)(2)         Bylaws of the Company
        10(a)(3)         Registration Rights Agreement dated November 12, 1993,
                         between the Company and 399 Venture Partners, Inc.
        10(b)(4)         Indenture between the Company and The First National Bank of
                         Chicago dated March 21, 1997
        10(c)(1)         Multicurrency Credit Agreement dated September 17, 1998
                         among the Company, Harris Trust and Savings Bank and the
                         banks named therein
        10(d)(5)         The December 22, 1999, Amendment to Multicurrency Credit
                         Agreement dated September 17, 1998 among the Company, Harris
                         Trust and Savings Bank and the banks named therein
        10(e)(6)         1994 Non-Employee Director Stock Option Plan
        10(f)(6)         1993 Stock Incentive Plan
        21*              Subsidiaries of the Registrant
        23.1*            Consent of PricewaterhouseCoopers LLP

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

(5) Incorporated by reference to the same numbered exhibit contained in the Company's Annual Report on Form 10-K for its year ended December 31, 1999.

(6) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-61743).

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

     The consolidated financial statements of Titan International, Inc. were prepared by management, which is responsible for their contents and integrity. They reflect amounts based upon management's best estimates and informed judgements in conforming with accounting principles generally accepted in the United States.

     The Company maintains a system of internal accounting controls and procedures which is designed, consistent with reasonable cost to provide reasonable assurance, to safeguard assets against loss, that transactions are executed as authorized and that they are properly recorded to produce reliable financial records.

     To further safeguard assets, the Company has established an Audit Committee, which is comprised entirely of outside directors. The Audit Committee meets with the independent accountants, with and without management present, to discuss audit and financial reporting matters and internal accounting controls.

     The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. They have evaluated the Company's internal accounting control structure and performed tests and other procedures necessary to express an opinion on the fairness of the consolidated financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Titan International, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 17 present fairly, in all material respects, the financial position of Titan International, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 17 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 26, 2001

                           TITAN INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  2000        1999        1998
                                                                  ----        ----        ----
Net sales...................................................    $543,069    $588,023    $660,781
Cost of sales...............................................     502,924     526,329     569,652
                                                                --------    --------    --------
Gross profit................................................      40,145      61,694      91,129
Selling, general and administrative expenses................      44,087      51,614      52,902
Research and development expenses...........................       4,704       6,310       7,064
                                                                --------    --------    --------
Income (loss) from operations...............................      (8,646)      3,770      31,163
Interest expense............................................     (22,558)    (23,603)    (18,317)
Gain on sale of assets......................................      38,727       4,933           0
Other income (loss).........................................       1,179      (3,545)        300
                                                                --------    --------    --------
Income (loss) before income taxes...........................       8,702     (18,445)     13,146
Provision (benefit) for income taxes........................       4,177      (7,009)      4,995
                                                                --------    --------    --------
Net income (loss)...........................................    $  4,525    $(11,436)   $  8,151
                                                                ========    ========    ========
Earnings (loss) per common share:
  Basic.....................................................    $    .22    $   (.55)   $    .38
  Diluted...................................................         .22        (.55)        .38
Average common shares and equivalents outstanding:
  Basic.....................................................      20,694      20,752      21,505
  Diluted...................................................      20,694      20,752      21,632

          See accompanying Notes to Consolidated Financial Statements.

                           TITAN INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2000        1999
                                                                  ----        ----
ASSETS
Current assets
  Cash and cash equivalents.................................    $  5,668    $  8,606
  Accounts receivable (net of allowance of $3,764 and
     $5,863, respectively)..................................      83,689      97,457
  Inventories...............................................     160,309     133,365
  Prepaid and other current assets..........................      35,890      39,650
                                                                --------    --------
     Total current assets...................................     285,556     279,078
  Property, plant and equipment, net........................     232,335     267,049
  Other assets..............................................      54,829      51,927
  Goodwill, net.............................................      18,921      39,127
                                                                --------    --------
     Total assets...........................................    $591,641    $637,181
                                                                ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt.........................    $  5,377    $ 20,195
  Accounts payable..........................................      53,524      51,363
  Other current liabilities.................................      40,539      36,737
                                                                --------    --------
     Total current liabilities..............................      99,440     108,295
Deferred income taxes.......................................      20,754      28,421
Other long-term liabilities.................................      14,767      16,078
Long-term debt..............................................     227,975     255,521
                                                                --------    --------
     Total liabilities......................................     362,936     408,315
                                                                --------    --------
Commitments and contingencies: Notes 7, 13 and 15
Stockholders' equity
  Common stock, no par, 60,000,000 shares authorized,
     27,555,081 issued......................................          27          27
  Additional paid-in capital................................     213,423     214,846
  Retained earnings.........................................     119,405     116,123
  Treasury stock at cost: 6,928,684 and 6,939,101 shares,
     respectively...........................................     (93,041)    (94,801)
  Accumulated other comprehensive loss......................     (11,109)     (7,329)
                                                                --------    --------
     Total stockholders' equity.............................     228,705     228,866
                                                                --------    --------
Total liabilities and stockholders' equity..................    $591,641    $637,181
                                                                ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                           TITAN INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            ACCUMULATED
                                  NUMBER OF             ADDITIONAL                             OTHER
                                    COMMON     COMMON    PAID-IN     RETAINED   TREASURY   COMPREHENSIVE
                                    SHARES     STOCK     CAPITAL     EARNINGS    STOCK     INCOME (LOSS)    TOTAL
                                  ---------    ------   ----------   --------   --------   -------------    -----
BALANCE JANUARY 1, 1998.........  21,641,836    $27      $212,615    $121,934   $(83,107)    $ (3,340)     $248,129
                                                                     --------                --------      --------
Comprehensive Income:
  Net income....................                                        8,151                                 8,151
  Currency translation
    adjustment..................                                                                1,841         1,841
  Minimum pension liability.....                                                               (2,795)       (2,795)
                                                                     --------                --------      --------
Comprehensive Income............                                        8,151                    (954)        7,197
Dividends paid on common
  stock.........................                                       (1,284)                               (1,284)
Issuance of common stock under
  401(k) plans..................      93,393                1,531                                             1,531
Treasury stock transactions.....    (852,700)                                     (9,197)                    (9,197)
Exercise of stock options.......      46,126                  661                                               661
                                  ----------    ---      --------    --------   --------     --------      --------
BALANCE DECEMBER 31, 1998.......  20,928,655     27       214,807     128,801    (92,304)      (4,294)      247,037
                                                                     --------                --------      --------
Comprehensive Income (Loss):
  Net loss......................                                      (11,436)                              (11,436)
  Currency translation
    adjustment..................                                                               (5,341)       (5,341)
  Minimum pension liability.....                                                                2,306         2,306
                                                                     --------                --------      --------
Comprehensive Income (Loss).....                                      (11,436)                 (3,035)      (14,471)
Dividends paid on common
  stock.........................                                       (1,242)                               (1,242)
Issuance of common stock under
  401(k) plans..................      34,942                  336                                               336
Issuance of treasury stock under
  401(k) plans..................      80,483                 (297)                 1,107                        810
Treasury stock transactions.....    (428,100)                                     (3,604)                    (3,604)
                                  ----------    ---      --------    --------   --------     --------      --------
BALANCE DECEMBER 31, 1999.......  20,615,980     27       214,846     116,123    (94,801)      (7,329)      228,866
                                                                     --------                --------      --------
Comprehensive Income:
  Net income....................                                        4,525                                 4,525
  Currency translation
    adjustment..................                                                               (3,759)       (3,759)
  Minimum pension liability.....                                                                  (21)          (21)
                                                                     --------                --------      --------
Comprehensive Income............                                        4,525                  (3,780)          745
Dividends paid on common
  stock.........................                                       (1,243)                               (1,243)
Issuance of treasury stock under
  401(k) plans..................     193,017               (1,423)                 2,624                      1,201
Treasury stock transactions.....    (182,600)                                       (864)                      (864)
                                  ----------    ---      --------    --------   --------     --------      --------
BALANCE DECEMBER 31, 2000.......  20,626,397    $27      $213,423    $119,405   $(93,041)    $(11,109)     $228,705
                                  ==========    ===      ========    ========   ========     ========      ========

          See accompanying Notes to Consolidated Financial Statements.

                           TITAN INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (ALL AMOUNTS IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  2000        1999        1998
                                                                  ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................    $  4,525    $(11,436)   $  8,151
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................      37,221      38,615      34,733
     Gain on sale of assets.................................     (38,727)     (4,933)          0
     Deferred income tax provision (benefit)................      (2,747)      6,283      (1,639)
  (Increase) decrease in current assets, excluding the
     effects of acquisitions:
     Accounts receivable....................................       7,909       1,481      15,466
     Inventories............................................     (36,751)     10,631      (4,332)
     Prepaid and other current assets.......................       3,732      (6,255)     (6,789)
  Increase (decrease) in current liabilities, excluding the
     effects of acquisitions:
     Accounts payable.......................................       3,889      (5,662)    (11,447)
     Other current liabilities..............................       2,415     (26,151)         (1)
  Other, net................................................      (7,273)        507      (1,468)
                                                                --------    --------    --------
     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES...     (25,807)      3,080      32,674

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (28,769)    (39,098)    (64,920)
  Proceeds from sale of assets..............................      94,063      15,226           0
  Acquisitions, net of cash acquired........................           0     (12,165)    (14,686)
  Other.....................................................         963           0      (7,143)
                                                                --------    --------    --------
     NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES...      66,257     (36,037)    (86,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings........................           0       6,967       2,487
  Repayments on long-term debt..............................     (20,167)       (668)     (1,071)
  (Repayments) proceeds on credit facility, net.............     (22,000)     27,000      55,000
  Repurchase of common stock................................        (640)     (3,604)     (9,197)
  Payment of financing fees.................................           0      (1,343)       (610)
  Dividends paid............................................      (1,240)     (1,247)     (1,295)
  Other.....................................................       1,201       1,146       1,670
                                                                --------    --------    --------
     NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES...     (42,846)     28,251      46,984

Effect of exchange rate changes on cash.....................        (542)       (804)          0
Net decrease in cash and cash equivalents...................      (2,938)     (5,510)     (7,091)
Cash and cash equivalents, beginning of year................       8,606      14,116      21,207
                                                                --------    --------    --------
Cash and cash equivalents, end of year......................    $  5,668    $  8,606    $ 14,116
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

USE OF ESTIMATES

     The policies utilized by the Company in the preparation of the financial statements conform to generally accepted accounting principles in the United States of America and require management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates and assumptions.

BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. Titan records its investment in each unconsolidated affiliated company (20% to 50% ownership) at its related equity in the net assets of such affiliate as adjusted for equity earnings. Investments of less than 20% in other companies are generally carried at cost. All significant intercompany accounts and transactions have been eliminated.

INVENTORIES

     Inventories are valued at the lower of cost or market. For US operations, cost is determined using the last-in, first-out ("LIFO") method for approximately 50% of inventories and the first-in, first-out ("FIFO") method for the remainder of inventories. Inventory of foreign subsidiaries is valued using the FIFO method.

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

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOODWILL

     Goodwill for foreign and domestic subsidiaries are amortized over 25 and 40 years, respectively, on a straight-line basis.

IMPAIRMENT OF ASSETS

     The Company reviews long-lived assets, goodwill and other intangibles to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. Impairment losses are measured as the excess of the carrying value of the asset over the discounted expected future cash flows.

REVENUE RECOGNITION

     Sales revenue and cost of sales are recorded by the Company when products are shipped to customers.

INCOME TAXES

     Deferred income tax provisions are determined using the liability method whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax basis of assets and liabilities.

EARNINGS PER SHARE

     Earnings per share (EPS) are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic EPS is computed by dividing consolidated net earnings by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net earnings by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. Potential common shares consist solely of outstanding options under the Company's stock option plans.

STATEMENT OF CASH FLOWS

     For purposes of the Consolidated Statements of Cash Flows, the Company considers financial investments with an original maturity of three months or less to be cash equivalents.

     Investing activities during the year ended December 31, 2000, including certain non-cash transactions, related to the Company's sale of assets of two facilities located in Clinton, Tennessee, and Slinger, Wisconsin, involved the following (in thousands):

                                                                 2000
                                                                 ----
Fair value of assets sold, other than cash and cash
  equivalents:
  Current assets............................................    $ 9,394
  Property, plant and equipment.............................     25,611
  Goodwill..................................................     19,479
Liabilities sold............................................        852
Gain on sale................................................     38,727
                                                                -------
Cash received...............................................    $94,063
                                                                =======

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS (CONTINUED)

     Investing activities during the years ended December 31, 1999 and 1998, including certain non-cash transactions, related to the Company's acquisition of certain assets of Condere Corporation, Fabrica Uruguaya de Neumaticos S.A. ("FUNSA") and Wheels India Limited, involved the following (in thousands):

                                                               1999        1998
                                                               ----        ----
Fair value of assets acquired, other than cash and cash
  equivalents:
  Current assets..........................................    $     0    $ 27,122
  Property, plant and equipment...........................          0      34,331
  Other assets............................................     12,165      (8,162)
Liabilities assumed.......................................          0     (38,605)
                                                              -------    --------
Cash paid.................................................    $12,165    $ 14,686
                                                              =======    ========

     During 1999, Titan paid $12.2 million to acquire 35.9% of Wheels India Limited, which is being accounted for under the equity method of accounting. Equity earnings for 2000 and 1999 were not significant to Titan's results of operations.

     During 1999, the Company sold 78% of its original interest in FUNSA, resulting in a remaining interest of 16% at December 31, 2000. The gain on this transaction was immaterial to operating results.

     During 1998, the Company issued $10 million of notes to purchase certain property, plant and equipment of the Des Moines, Iowa facility.

     The Company paid $20.9 million, $22.3 million, and $16.9 million for interest; and $6.2 million, $0.7 million, and $8.5 million for income taxes in 2000, 1999 and 1998, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost which approximates fair value. The senior subordinated notes are the only significant financial instrument of the Company with a fair value different than the recorded value. At December 31, 2000, the fair value of the senior subordinated notes, based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, was approximately $84.7 million, compared to a recorded value of $150 million.

MARKET RISK EXPOSURE

     The Company manufactures and sells its products in the United States and foreign countries. The Company is potentially subject to foreign currency exchange risk relating to receipts from customers and payments to suppliers in foreign currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company operates. Gains and losses arising from the settlement of foreign currency transactions are charged to the related period's Consolidated Statement of Operations. Translation adjustments arising from the translation of foreign subsidiary financial statements are recorded as a separate component of stockholders' equity.

ENVIRONMENTAL LIABILITIES

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not contribute to

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ENVIRONMENTAL LIABILITIES (CONTINUED)

current or future revenue are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and can be reasonably estimated.

STOCK-BASED COMPENSATION

     The Company utilizes Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) to account for employee stock options and related instruments. Pro forma fair value based disclosures required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123), are reflected in Note 11.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), was adopted on January 1, 2001. The Company does not utilize derivatives to manage the interest rate or currency risks, therefore, there was no material impact resulting from the adoption of SFAS 133 on its financial position, cash flows or results of operations.

     Effective July 1, 2000, the Company adopted Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which clarifies the accounting for modifications to stock option plans. The adoption had no impact on the financial statements, cash flows and results of operations for the year ended December 31, 2000.

     SEC Staff Accounting Bulletins No. 101 and No. 101A & B, "Revenue Recognition and Financial Statements," were adopted during the fourth quarter of 2000. The adoption had no material impact on the financial statements, cash flows or results of operations for the year ended December 31, 2000.

RECLASSIFICATION

     Certain amounts from prior years have been reclassified to conform with the current year's presentation.

2. SALE OF ASSETS

     On April 14, 2000, the Company sold certain assets (primarily raw material inventory, work-in-process inventory, and property, plant and equipment) of two facilities located in Clinton, Tennessee, and Slinger, Wisconsin, to Carlisle Tire and Wheel Company, a subsidiary of Carlisle Companies Incorporated, for approximately $94.1 million in cash. In conjunction with this transaction, the Company eliminated $19.5 million of related goodwill. The Company recorded a pretax gain of $38.7 million in the second quarter of 2000. This nonrecurring gain has not been included in the pro forma amounts described below. These two facilities were in the business of providing wheels and tires to the consumer market, primarily for OEM lawn and garden equipment and ATVs.

     Had the transaction occurred on January 1, 1999, net sales for the year ended December 31, 2000, would have been $512.4 million, compared to $499.5 million in 1999. Loss from operations for the year ended December 31, 2000, would have been $(13.4) million, compared to $(11.0) million in 1999. Net loss for the year ended December 31, 2000, would have been $(21.2) million, compared to $(18.1) million in 1999. Loss per share for the year ended December 31, 2000, would have been $(1.02), compared to $(.87) in 1999.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INVENTORIES

     Inventories at December 31, 2000 and 1999, consisted of the following (in thousands):

                                                             2000         1999
                                                             ----         ----
Raw material...........................................    $  41,284    $  35,333
Work-in-process........................................       15,919       18,810
Finished goods.........................................      100,622       73,564
                                                           ---------    ---------
                                                             157,825      127,707
LIFO Reserve...........................................        2,484        5,658
                                                           ---------    ---------
                                                           $ 160,309    $ 133,365
                                                           =========    =========

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 2000 and 1999, consisted of the following (in thousands):

                                                             2000         1999
                                                             ----         ----
Land and improvements..................................    $   3,212    $   4,873
Buildings and improvements.............................       62,511       73,938
Machinery and equipment................................      252,583      245,839
Tools, dies and molds..................................       55,122       58,970
Construction in process................................       19,919       39,312
                                                           ---------    ---------
                                                             393,347      422,932
Less accumulated depreciation..........................     (161,012)    (155,883)
                                                           ---------    ---------
                                                           $ 232,335    $ 267,049
                                                           =========    =========

     Depreciation of fixed assets for the years 2000, 1999 and 1998 totaled $34.3 million, $34.4 million, and $30.9 million, respectively.

5. GOODWILL

     Goodwill at December 31, 2000 and 1999, consisted of the following (in thousands):

                                                             2000         1999
                                                             ----         ----
Goodwill...............................................    $  23,617    $  46,436
Less accumulated amortization..........................       (4,696)      (7,309)
                                                           ---------    ---------
                                                           $  18,921    $  39,127
                                                           =========    =========

     Amortization of goodwill for the years 2000, 1999 and 1998 totaled $0.9 million, $1.3 million, and $1.4 million, respectively.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. OTHER CURRENT LIABILITIES

     Other current liabilities at December 31, 2000 and 1999, consisted of the following (in thousands):

                                                               2000        1999
                                                               ----        ----
Acquisition payable......................................    $  5,446    $  5,929
Accrued wages and commissions............................       7,489       8,600
Income taxes payable.....................................       5,264           0
Other....................................................      22,340      22,208
                                                             --------    --------
                                                             $ 40,539    $ 36,737
                                                             ========    ========

7. LONG-TERM DEBT

     Long-term debt at December 31, 2000 and 1999, consisted of the following (in thousands):

                                                               2000        1999
                                                               ----        ----
Senior subordinated notes................................    $150,000    $150,000
Credit facility..........................................      60,000      82,000
Notes payable to Pirelli.................................      10,000      29,743
Industrial revenue bonds and other.......................      13,352      13,973
                                                             --------    --------
                                                              233,352     275,716
Less amounts due within one year.........................       5,377      20,195
                                                             --------    --------
                                                             $227,975    $255,521
                                                             ========    ========

     In December 1999, the Company decreased its availability under its credit facility ("Facility") from $250 million to $175 million, which is also available for documentary trade and/or standby letters of credit. The Facility is secured by certain receivables, inventory and fixed assets. Borrowings under the Facility may be made in U.S. dollars and major foreign currencies. Debt outstanding under this Facility at December 31, 2000 and 1999 totaled $60.0 million and $82.0 million, respectively. The Facility, which expires in December 2002, allows Titan to borrow funds under various interest rate options. The Company paid interest rates ranging from 6 7/8% to 10 1/2% on the outstanding balance under the Facility in 2000. The Facility contains restrictions related to dividends, investments, guarantees, certain financial ratios and other less restrictive covenants.

     In March 1997, the Company issued $150 million principal amount of 8 3/4% senior subordinated notes, priced to the public at 99.5 percent, due 2007.

     In August 1994, Titan Tire Corporation issued a subordinated note for $19.7 million with a fixed interest rate of 7% to Pirelli Armstrong Tire Corporation ("Pirelli"). The note was paid in February 2000. In December 1998, Titan Tire Corporation issued two $5.0 million subordinated notes with fixed interest rates of 6 1/2% to Pirelli LLC to acquire certain property, plant and equipment. The notes mature in June 2001, and December 2003, respectively.

     Other debt primarily consists of industrial revenue bonds, loans from local and state entities and various other long-term notes.

     The Company has a $6.0 million letter of credit outstanding relating to FUNSA. FUNSA's lender could draw on this letter of credit if FUNSA were to default on their line of credit.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT (CONTINUED)

     Aggregate maturities of long-term debt are as follows (in thousands):

2001........................................................    $  5,377
2002........................................................      60,404
2003........................................................       6,346
2004........................................................         420
2005........................................................       1,305
Thereafter..................................................     159,500

8. OTHER INCOME (EXPENSE)

     Other income (expense) consisted of the following (in thousands):

                                                       2000        1999       1998
                                                       ----        ----       ----
Interest income...................................    $ 2,516    $  1,293    $ 1,670
Foreign exchange losses...........................     (1,710)     (2,752)      (635)
Loss on sale of assets............................       (130)          0        (22)
All other income (expense)........................        503      (2,086)      (713)
                                                      -------    --------    -------
                                                      $ 1,179    $ (3,545)   $   300
                                                      =======    ========    =======

9. INCOME TAXES

     Income (loss) before income taxes consisted of the following (in thousands):

                                                       2000        1999       1998
                                                       ----        ----       ----
Domestic..........................................    $ 5,026    $(20,779)   $ 3,139
Foreign...........................................      3,676       2,334     10,007
                                                      -------    --------    -------
                                                      $ 8,702    $(18,445)   $13,146
                                                      =======    ========    =======

     The provision (benefit) for income taxes was as follows (in thousands):

                                                       2000        1999       1998
                                                       ----        ----       ----
Current
  Federal.........................................    $ 3,177    $(11,929)   $ 3,468
  State...........................................        487      (2,609)       157
  Foreign.........................................      3,260       1,246      3,009
                                                      -------    --------    -------
                                                        6,924     (13,292)     6,634
                                                      -------    --------    -------
Deferred
  Federal.........................................     (1,862)      5,826     (1,736)
  State...........................................       (401)      1,253         97
  Foreign.........................................       (484)       (796)         0
                                                      -------    --------    -------
                                                       (2,747)      6,283     (1,639)
                                                      -------    --------    -------
Provision (benefit) for income taxes..............    $ 4,177    $ (7,009)   $ 4,995
                                                      =======    ========    =======

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES (CONTINUED)

     The provision (benefit) for income taxes differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pretax income (loss) as a result of the following:

                                                           2000      1999       1998
                                                           ----      ----       ----
Statutory U.S. federal tax rate........................    35.0%     (35.0)%    35.0%
State taxes, net.......................................     4.6       (4.8)      1.3
Foreign taxes, net.....................................     0.0       (1.8)      0.3
Nondeductible goodwill amortization....................     3.1        2.2       3.2
U.S. benefit from foreign sales corporation............     0.0        0.0      (2.5)
Other, net.............................................     5.3        1.4       0.7
                                                           ----      -----      ----
Effective tax rate.....................................    48.0%     (38.0)%    38.0%
                                                           ====      =====      ====

     Federal income taxes are provided on earnings of foreign subsidiaries except to the extent that such earnings are expected to be indefinitely reinvested abroad. It is not practical to determine the amount of unrecognized deferred tax liabilities associated with such earnings.

     Deferred tax assets (liabilities) at December 31, 2000 and 1999, respectively, consisted of the following (in thousands):

                                                               2000        1999
                                                               ----        ----
Employee benefits and related costs......................    $  3,285    $  5,838
EPA reserve..............................................       1,524       1,938
Allowance for bad debts..................................       1,264       1,936
Inventory................................................         539         287
Other....................................................       2,934       1,838
                                                             --------    --------
Gross deferred tax assets................................       9,546      11,837
                                                             --------    --------
Fixed assets.............................................     (20,542)    (30,376)
Deferred gain............................................      (1,736)     (2,542)
Other....................................................           0      (1,055)
                                                             --------    --------
Gross deferred tax liabilities...........................     (22,278)    (33,973)
                                                             --------    --------
Net deferred tax liabilities.............................    $(12,732)   $(22,136)
                                                             ========    ========

10. EMPLOYEE BENEFIT PLANS

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

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

     The Company's defined benefit plans have been aggregated below. Included in the December 31, 2000 amounts is one plan with a projected benefit obligation and accumulated benefit obligation of $1.2 million, which exceeds the fair value of plan assets of $0.8 million at December 31, 2000. Included in the December 31, 1999 amounts is one plan with a projected benefit obligation and accumulated benefit obligation of $1.5 million, which exceeds the fair value of plan assets of $1.0 million at December 31, 1999.

     The following tables provide the change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheet of the defined benefit pension plans as of December 31, 2000 and 1999 (in thousands):

                                                                         2000       1999
                                                                         ----       ----
         Change in benefit obligation:
           Benefit obligation at beginning of year..................    $67,998    $68,642
           Interest cost............................................      5,043      5,077
           Actuarial losses.........................................        415        236
           Benefits paid............................................     (6,588)    (5,957)
                                                                        -------    -------
         Benefit obligation at end of year..........................    $66,868    $67,998
                                                                        =======    =======
         Change in plan assets:
           Fair value of plan assets at beginning of year...........    $74,712    $65,098
           Actual return on plan assets.............................      2,446     12,320
           Employer contributions...................................        649      3,251
           Benefits paid............................................     (6,588)    (5,957)
                                                                        -------    -------
         Fair value of plan assets at end of year...................    $71,219    $74,712
                                                                        =======    =======
         Funded status..............................................    $ 4,351    $ 6,714
         Unrecognized net loss (gain)...............................         74     (3,014)
         Unrecognized deferred tax liability........................       (636)      (699)
                                                                        -------    -------
         Net amount recognized......................................    $ 3,789    $ 3,001
                                                                        =======    =======
         Amounts recognized in the consolidated balance sheet:
           Prepaid benefit cost.....................................    $ 3,368    $ 2,762
           Accrued benefit liability................................       (429)      (503)
           Accumulated other comprehensive income...................        850        742
                                                                        -------    -------
         Net amount recognized......................................    $ 3,789    $ 3,001
                                                                        =======    =======

     Included in the consolidated balance sheet at December 31, 2000 and 1999, is the minimum pension liability for the unfunded pension plans of $0.5 million, net of tax.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

     The following table provides the components of net periodic pension cost for the plans and the assumptions used in the measurement of the Company's benefit obligation for years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                        2000          1999            1998
                                                        ----          ----            ----
Components of net periodic pension cost:
  Interest cost....................................    $ 5,043      $ 5,077         $ 5,307
  Assumed return on assets.........................     (5,139)      (4,553)         (4,195)
  Amortization of unrecognized deferred taxes......        (63)         (63)            (63)
  Amortization of net unrecognized loss............         19           17               9
                                                       -------      -------         -------
          Net periodic pension cost (income).......    $  (140)     $   478         $ 1,058
                                                       =======      =======         =======
Major assumptions:
  Discount rate....................................    7 1/4-7 3/4% 7 1/4-7 3/4%  7 1/4-7 3/4%
  Rate of return on plan assets....................    7-8 1/2%     7-8 1/2%        7-8 1/2%

401(k)

     The Company sponsors four 401(k) retirement savings plans. One plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement and a second plan is for the employees covered by a collective bargaining arrangement at Titan Tire. These plan participants may contribute up to 17% of their annual compensation, up to a maximum of $10,500 in 2000. Employees are fully vested with respect to their contributions. Titan provides a 50% match in the form of the Company's common stock on the first 6% of the employee's contribution. Titan issued 34,942 shares and 93,393 shares, of common stock in connection with these 401(k) plans during 1999 and 1998, respectively. In addition, Titan issued 193,017 shares and 80,483 shares of treasury stock in connection with these 401(k) plans during 2000 and 1999, respectively. Expenses related to these 401(k) plans were $1.1 million, $1.1 million, and $1.5 million for 2000, 1999 and 1998, respectively.

     In 1999, the Company adopted 401(k) plans for the employees of Titan Tire Corporation of Texas and the employees of Titan Tire Corporation of Natchez. These plan participants may contribute up to 20% of their annual compensation, up to a maximum of $10,500 in 2000. Employees are fully vested with respect to their contributions. Each employee who elects to participate is eligible to receive Company matching contributions up to a maximum of $500 per year. Expenses for the Company matching contribution were $0.1 million in both 2000 and 1999.

11. STOCK OPTION PLANS

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

     The Company adopted the 1994 Non-Employee Director Stock Option Plan (the "Director Plan") to provide for grants of stock options as a means of attracting and retaining highly qualified independent directors for the Company. The exercise price of stock options may not be less than the fair market value of the common stock on the date of grant. No more than 400,000 shares of Titan's common stock may be issued

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCK OPTION PLANS (CONTINUED)

under the Director Plan. Such options vest and become exercisable immediately. All options under both plans expire 10 years from date of grant.

     The following is a summary of activity in the stock option plans for 1998, 1999 and 2000:

                                                      SHARES SUBJECT    WEIGHTED-AVERAGE
                                                        TO OPTION        EXERCISE PRICE
                                                      --------------    ----------------
Outstanding, January 1, 1998......................        645,894            $12.80
Granted...........................................        173,340            $18.00
Exercised.........................................        (11,724)            12.02
Canceled..........................................        (23,792)            12.96
                                                         --------            ------
Outstanding, December 31, 1998....................        783,718            $13.96
Granted...........................................        313,050            $ 8.26
Canceled..........................................       (107,650)            13.37
                                                         --------            ------
Outstanding, December 31, 1999....................        989,118            $12.22
Granted...........................................         54,000            $ 6.67
Canceled..........................................        (83,588)            11.58
                                                         --------            ------
Outstanding, December 31, 2000....................        959,530            $11.96
                                                         ========            ======

     The exercise price for options outstanding at December 31, 2000 ranged from $6.69 to $18.00 per share and the weighted-average remaining contractual life of these options approximates six years. At December 31, 2000, a total of 786,852 options were exercisable at a weighted-average exercise price of $12.32.

     The Company has recorded an insignificant amount of compensation expense under APB 25 as the exercise price on the date of grant generally approximates fair market value. Had compensation cost been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS 123, the Company's pro forma net income and earnings per share would have been as presented below (in thousands, except per share data):

                                                         2000       1999       1998
                                                         ----       ----       ----
Net income (loss) -- as reported....................    $4,525    $(11,436)   $8,151
Net income (loss) -- pro forma......................     4,152     (11,989)    7,518
Net income (loss) per share -- as reported..........    $  .22    $   (.55)   $  .38
Net income (loss) per share -- pro forma............       .20        (.58)      .35

     The fair value of each option is calculated using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000, 1999 and 1998:

                                                         2000       1999       1998
                                                         ----       ----       ----
Stock price volatility..............................        40%        38%        34%
Risk-free interest rate.............................       6.8%       4.7%       5.6%
Expected life of options............................    6 years    6 years    6 years
Dividend yield......................................       .44%       .37%       .39%

     The weighted-average fair value of options granted during 2000, 1999 and 1998 was $3.19, $3.77 and $7.47 per option, respectively.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCKHOLDERS' EQUITY

     The Company repurchased 0.2 million, 0.4 million and 0.9 million shares of its common stock for a cost of $0.9 million, $3.6 million, and $9.2 million in 2000, 1999 and 1998, respectively. The Company is authorized to repurchase an additional 2.8 million common shares. The Company paid cash dividends of $.06 per share of common stock during each of 2000, 1999 and 1998.

13. LEASE COMMITMENTS

     The Company leases certain of its buildings and equipment under operating leases including a lease for the building in Brownsville, Texas. Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company. Total rental expense was $5.6 million, $5.7 million and $3.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     At December 31, 2000, future minimum rental commitments under noncancellable operating leases with initial or remaining terms in excess of one year are as follows: $5.6 million in 2001; $4.9 million in 2002; $2.9 million in 2003; $1.7 million in 2004; and $0.6 million in 2005.

14. RELATED PARTY TRANSACTIONS

     The Company sells products and pays commissions to companies controlled by persons related to the Chief Executive Officer of the Company. During 2000, 1999 and 1998, sales of Titan product to these companies were approximately $10.7 million, $12.5 million and, $11.5 million respectively. On sales referred to Titan from these manufacturing representative companies, commissions were paid in the amount of approximately $1.2 million for 2000 and approximately $1.1 million for each of 1999 and 1998. These sales and commissions were made in the ordinary course of business and were made on terms no less favorable to Titan than comparable sales and commissions to unaffiliated third parties.

15. LITIGATION

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

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SEGMENT AND GEOGRAPHICAL INFORMATION (CONTINUED)
     Revenues from one customer of Titan's agricultural, earthmoving/construction and consumer segments represents approximately $94 million, $90 million and $107 million of the Company's consolidated revenues in 2000, 1999 and 1998, respectively.

     The table below presents information about certain revenues and expenses, income (loss) from operations and segment assets used by the chief operating decision maker of the Company as of and for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                       EARTHMOVING/                RECONCILING       CONSOLIDATED
                                       AGRICULTURAL    CONSTRUCTION    CONSUMER       ITEMS             TOTALS
                                       ------------    ------------    --------    -----------       ------------
2000
-----------------------------------
Revenues from external customers...      $283,058        $162,591      $ 97,420     $       0          $543,069
Intersegment revenues..............       150,778          62,278        68,987             0           282,043
Depreciation & amortization........        16,214          10,016         6,042         4,949(a)         37,221
Income (loss) from operations......        11,698           8,891          (565)      (28,670)(b)        (8,646)
Total assets.......................       280,925         154,159        87,309        69,248(c)        591,641
Capital expenditures...............        10,774           6,514        11,069           412(d)         28,769
1999
-----------------------------------
Revenues from external customers...      $254,754        $157,736      $175,533     $       0          $588,023
Intersegment revenues..............        92,808          42,167        50,030             0           185,005
Depreciation & amortization........        15,838          10,904         6,252         5,621(a)         38,615
Income from operations.............         8,061          14,415         6,091       (24,797)(b)         3,770
Total assets.......................       275,748         154,034       114,576        92,823(c)        637,181
Capital expenditures...............        13,372           6,722        17,272         1,732(d)         39,098
1998
-----------------------------------
Revenues from external customers...      $324,938        $174,354      $161,489     $       0          $660,781
Intersegment revenues..............        98,914          40,334        47,519             0           186,767
Depreciation & amortization........        13,961           9,247         5,664         5,861(a)         34,733
Income from operations.............        25,527          25,750         4,743       (24,857)(b)        31,163
Total assets.......................       299,182         152,209       143,555        83,328(c)        678,274
Capital expenditures...............        38,427          12,204         9,542         4,747(d)         64,920

-------------------------
(a) Represents depreciation and amortization expense related to property, plant and equipment and goodwill carried at the corporate level.

(b) Represents corporate expenses and depreciation and amortization expenses referred to in (a).

(c) Represents property, plant and equipment and goodwill related to certain acquisitions and other corporate assets.

(d) Represents corporate capital expenditures.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SEGMENT AND GEOGRAPHICAL INFORMATION (CONTINUED)

     The table below presents information by geographic area as of and for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                                              OTHER        CONSOLIDATED
                                               UNITED STATES    ITALY       COUNTRIES         TOTALS
                                               -------------    -----       ---------      ------------
2000
Revenues from external customers.............    $425,233      $61,523       $56,313         $543,069
Intersegment revenues........................     276,012        1,525         4,706          282,243
Long-lived assets............................     197,700       29,223        24,333          251,256
1999
Revenues from external customers.............    $438,315      $66,829       $82,879         $588,023
Intersegment revenues........................     175,703        3,425         5,877          185,005
Long-lived assets............................     246,638       31,355        28,183          306,176
1998
Revenues from external customers.............    $487,174      $79,349       $94,258         $660,781
Intersegment revenues........................     176,882        3,723         6,162          186,767
Long-lived assets............................     251,961       35,615        37,607          325,183

17. EARNINGS PER SHARE

     Earnings (loss) per share for 2000, 1999 and 1998, are as follows (amounts in thousands, except share and per share data):

                                                                NET           WEIGHTED-       PER SHARE
                                                           INCOME (LOSS)    AVERAGE SHARES     AMOUNT
                                                           -------------    --------------    ---------
2000
BASIC AND DILUTED EARNINGS PER SHARE.....................    $  4,525         20,693,534(a)     $ .22
                                                             ========         ==========        =====
1999
BASIC AND DILUTED LOSS PER SHARE.........................    $(11,436)        20,751,776(b)     $(.55)
                                                             ========         ==========        =====
1998
BASIC EARNINGS PER SHARE.................................    $  8,151         21,505,023        $ .38
Effect of stock options..................................           0            126,557
                                                             --------         ----------        -----
DILUTED EARNINGS PER SHARE...............................    $  8,151         21,631,580        $ .38
                                                             ========         ==========        =====

-------------------------
(a) Outstanding options were excluded from the computation of diluted earnings per share because the option price exceeded the average market price during the year.

(b) Effect of stock options has not been included as they were anti-dilutive. Outstanding options excluded during 1999 amounted to 21,964 shares.

                           TITAN INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. SUPPLEMENTARY DATA -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     (All amounts in thousands, except per share data)

                                                            QUARTER ENDED
                                         ---------------------------------------------------    YEAR ENDED
                                         MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31    DECEMBER 31
                                         --------    -------     ------------    -----------    -----------
2000
Net sales............................    $164,327    $145,576      $119,798       $113,368       $543,069
Gross profit.........................      20,896      10,434         4,326          4,489         40,145
Net income (loss)....................       1,062      18,875        (7,445)        (7,967)         4,525
Per share amounts:
  Basic..............................    $    .05    $    .91      $   (.36)      $   (.38)      $    .22
  Diluted............................         .05         .91          (.36)          (.38)           .22
1999
Net sales............................    $158,610    $159,045      $135,983       $134,385       $588,023
Gross profit.........................      20,615      21,842        10,159          9,078         61,694
Net income (loss)....................         128         265        (5,864)        (5,965)       (11,436)
Per share amounts:
  Basic..............................    $    .01    $    .01      $   (.28)      $   (.29)      $   (.55)
  Diluted............................         .01         .01          (.28)          (.29)          (.55)

                           TITAN INTERNATIONAL, INC.
                        SCHEDULE II - VALUATION RESERVES

                                           BALANCE AT          ADDITIONS TO                         BALANCE AT
             DESCRIPTION                BEGINNING OF YEAR   COSTS AND EXPENSES    DEDUCTIONS        END OF YEAR
             -----------                -----------------   ------------------    ----------        -----------
Year ended December 31, 2000
  Reserve deducted in the balance
  sheet from the assets to which it
  applies
  Allowance for doubtful accounts....      $5,863,000           $   97,000       $ (2,196,000)(a)   $3,764,000
                                           ==========           ==========       ============       ==========
Year ended December 31, 1999
  Reserve deducted in the balance
  sheet from the assets to which it
  applies
  Allowance for doubtful accounts....      $6,200,000           $  517,000       $   (854,000)(b)   $5,863,000
                                           ==========           ==========       ============       ==========
Year ended December 31, 1998
  Reserve deducted in the balance
  sheet from the assets to which it
  applies
  Allowance for doubtful accounts....      $4,598,000           $1,400,000       $    202,000(c)    $6,200,000
                                           ==========           ==========       ============       ==========

-------------------------
(a) Includes allowance reductions of $589,000 relating to sale of assets.

(b) Net of recoveries of $36,000 and a reduction relating to the acquisition of FUNSA of $219,000.

(c) Net of recoveries of $350,000 and an addition relating to the acquisition of FUNSA of $294,000.