Form 10-Q
period 2001-03-31
TITAN INTERNATIONAL INC
filed 2001-05-11
CIK 899751

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

                   FOR QUARTERLY PERIOD ENDED: MARCH 31, 2001

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

                                 (217) 228-6011
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.    Yes   X    No
                         -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      SHARES OUTSTANDING AT
          CLASS                                           APRIL 30, 2001
          -----                                       ---------------------
COMMON STOCK, NO PAR VALUE PER SHARE                        20,627,127




================================================================================

                            TITAN INTERNATIONAL, INC.

                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------
Part I.        Financial Information

    Item 1.    Financial Statements (Unaudited)

               Consolidated Condensed Statements of Operations
               for the Three Months Ended March 31, 2001 and 2000            1

               Consolidated Condensed Balance Sheets as of
               March 31, 2001 and December 31, 2000                          2

               Consolidated Condensed Statements of Cash Flows
               for the Three Months Ended March 31, 2001 and 2000            3

               Notes to Consolidated Condensed Financial Statements        4-8


    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations              9-12


Part II.       Other Information and Signature                           13-14


                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             (Amounts in thousands, except earnings per share data)


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                   2001          2000
                                                   ----          ----


Net sales                                       $136,047       $164,327

Cost of sales                                    120,599        143,431
                                                --------       --------

    Gross profit                                  15,448         20,896

Selling, general & administrative expenses        10,822         11,286

Research and development expenses                    801          1,550
                                                --------       --------

    Income from operations                         3,825          8,060

Interest expense                                   5,639          6,563

Gain on sale of assets                            (1,619)             0

Other income                                        (633)          (216)
                                                --------       --------

    Income before income taxes                       438          1,713

Provision for income taxes                           210            651
                                                --------       --------

Net income                                      $    228       $  1,062
                                                ========       ========

Earnings per share:
  Basic                                             $.01           $.05
  Diluted                                           $.01           $.05

Average shares outstanding:
  Basic                                           20,625         20,666
  Diluted                                         20,625         20,666







               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    (Amounts in thousands, except share data)

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
ASSETS
Current assets
    Cash and cash equivalents                                 $   9,742    $   5,668
    Accounts receivable (net of allowance of
      $3,711 and $3,764, respectively)                          103,205       83,689
    Inventories                                                 160,081      160,309
    Prepaid and other current assets                             45,946       35,890
                                                              ---------    ---------
        Total current assets                                    318,974      285,556

Property, plant and equipment, net                              223,167      232,335
Other assets                                                     49,857       54,829
Goodwill, net                                                    18,278       18,921
                                                              ---------    ---------
        Total assets                                          $ 610,276    $ 591,641
                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current portion of long-term debt                         $   5,478    $   5,377
    Accounts payable                                             50,998       53,524
    Other current liabilities                                    38,970       40,539
                                                              ---------    ---------
        Total current liabilities                                95,446       99,440

Deferred income taxes                                            20,754       20,754
Other long-term liabilities                                      14,305       14,767
Long-term debt                                                  254,293      227,975
                                                              ---------    ---------
        Total liabilities                                       384,798      362,936
                                                              ---------    ---------

Stockholders' equity
    Common stock, no par, 60,000,000 shares authorized,
      27,555,081 issued                                              27           27
    Additional paid-in capital                                  213,303      213,423
    Retained earnings                                           119,325      119,405
    Treasury stock at cost: 6,932,346 and 6,928,684 shares,
      respectively                                              (92,945)     (93,041)
    Accumulated other comprehensive loss                        (14,232)     (11,109)
                                                              ---------    ---------
        Total stockholders' equity                              225,478      228,705
                                                              ---------    ---------

 Total liabilities and stockholders' equity                   $ 610,276    $ 591,641
                                                              =========    =========




               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                             THREE MONTHS ENDED MARCH 31,
                                                                 2001          2000
                                                                 ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $    228    $  1,062
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                             9,486      10,126
        Gain on sale of assets                                   (1,619)          0
    (Increase) decrease in current assets:
        Accounts receivable                                     (21,202)    (35,256)
        Inventories                                                (576)    (11,366)
        Prepaid and other current assets                         (1,063)        516
    Increase/(decrease) in current liabilities:
        Accounts payable                                         (1,300)     11,475
        Other current liabilities                                (1,096)      3,917
    Other, net                                                      789      (1,527)
                                                               --------    --------

        Net cash used for operating activities                  (16,353)    (21,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net                                    (5,217)     (8,274)
    Other                                                             8        (303)
                                                               --------    --------

        Net cash used for investing activities                   (5,209)     (8,577)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from long-term borrowings                            1,669           0
    Payment of debt                                                (121)    (19,892)
    Proceeds from credit facility                                25,000      48,000
    Repurchase of common stock                                      (80)          0
    Dividends paid                                                 (309)       (309)
    Other, net                                                     (194)        327
                                                               --------    --------

        Net cash provided by financing activities                25,965      28,126

Effect of exchange rate changes on cash                            (329)       (227)

Net increase (decrease) in cash and cash equivalents              4,074      (1,731)

Cash and cash equivalents at beginning of period                  5,668       8,606
                                                               --------    --------

Cash and cash equivalents at end of period                     $  9,742    $  6,875
                                                               ========    ========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A.       ACCOUNTING POLICIES

         In the opinion of Titan International, Inc. ("Titan" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000.

         Accounting policies have continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's 2000 Annual Report on Form 10-K. These interim financial statements have been prepared pursuant to the Securities and Exchange Commission's rules for Form 10-Qs and are not a presentation in accordance with generally accepted accounting principles. For additional information regarding the Company's financial condition, refer to the footnotes accompanying the financial statements as of and for the year ended December 31, 2000, filed in conjunction with the Company's 2000 Annual Report on Form 10-K. Details in those notes have not changed significantly except as a result of normal interim transactions and certain matters discussed below.


B.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                     March 31,  December 31,
                                       2001        2000
                                     --------   ------------
                  Raw materials      $ 41,936     $ 41,284
                  Work-in-process      14,063       15,919
                  Finished goods      101,440      100,622
                                     --------     --------
                                      157,439      157,825

                  LIFO reserve          2,642        2,484
                                     --------     --------
                                     $160,081     $160,309
                                     ========     ========


C.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, net reflects accumulated depreciation of $165.2 million and $161.0 million at March 31, 2001, and December 31, 2000, respectively.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


D.       GOODWILL

         Goodwill, net reflects accumulated amortization of $5.1 million and $4.7 million at March 31, 2001, and December 31, 2000, respectively.


E.       LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):

                                                         March 31,  December 31,
                                                           2001         2000
                                                         --------   ------------
         Senior subordinated notes                       $150,000     $150,000
         Credit facility                                   85,000       60,000
         Notes payable to Pirelli                          10,000       10,000
         Industrial revenue bonds and other                14,771       13,352
                                                         --------     --------
                                                          259,771      233,352

         Less:  Amounts due within one year                 5,478        5,377
                                                         --------     --------

                                                         $254,293     $227,975
                                                         ========     ========


         Aggregate maturities of long-term debt at March 31, 2001 are as follows (in thousands):


         April 1 - December 31, 2001                           $     5,358
         2002                                                       85,504
         2003                                                        6,458
         2004                                                          539
         2005                                                          550
         2006 and thereafter                                       161,362

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


F.       SEGMENT INFORMATION

         The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three months ended March 31, 2001 and 2000 (in thousands):


                                                         Revenues
                                                      from external     Intersegment      Income from
                 2001                                   customers         revenues         operations
                 ----                                ---------------   ---------------   ------------

                 Agricultural                          $   76,828        $   45,355       $    7,069

                 Earthmoving/construction                  42,999            17,981            3,556

                 Consumer                                  16,220             7,590               90

                 Reconciling items (a)                          0                 0           (6,890)
                                                       ----------        ----------       ----------

                 Consolidated totals                   $  136,047        $   70,926       $    3,825
                                                       ==========        ==========       ==========


                 2000

                 Agricultural                          $   72,140        $   35,163       $    6,535

                 Earthmoving/construction                  41,206            13,777            4,627

                 Consumer                                  50,981            26,564            3,867

                 Reconciling items (a)                          0                 0           (6,969)
                                                       ----------        ----------       ----------

                 Consolidated totals                   $  164,327        $   75,504       $    8,060
                                                       ==========        ==========       ==========


(a) Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment and goodwill carried at the corporate level.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


F.       SEGMENT INFORMATION (CONTINUED)

                                        March 31,       December 31,
           Total assets                    2001             2000
           ------------                 ----------      ------------

Agricultural                           $  298,852       $  280,925

Earthmoving/construction                  166,611          154,159

Consumer                                   72,043           87,309

Reconciling items (a)                      72,770           69,248
                                       ----------       ----------
Consolidated totals                    $  610,276       $  591,641
                                       ==========       ==========

(a) Represents property, plant and equipment and goodwill related to certain acquisitions and other corporate assets.

G.       COMPREHENSIVE LOSS

         Comprehensive loss, which includes net income and the effect of foreign currency translation adjustments, totaled $(2.5) million for the first quarter of 2001, compared to $(1.0) million in the first quarter of 2000.

H.       NEW ACCOUNTING STANDARD

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by Statement of Financial Accounting Standards No. 138, was adopted on January 1, 2001. The Company does not utilize derivatives to manage interest rate or currency risks, therefore, there was no material impact resulting from the adoption of SFAS 133 on its financial position, cash flows or results of operations.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


I.       SALE OF ASSETS

         On April 14, 2000, the Company sold certain assets (primarily raw material inventory, work-in-process inventory, and property, plant and equipment) of two facilities located in Clinton, Tennessee, and Slinger, Wisconsin, to Carlisle Tire and Wheel Company, a subsidiary of Carlisle Companies Incorporated, for approximately $94.1 million in cash. In conjunction with this transaction, the Company eliminated $19.5 million of related goodwill. The Company recorded a pretax gain of $38.7 million in the second quarter of 2000. This nonrecurring gain has not been included in the pro forma amounts described below. These two facilities are in the business of providing wheels and tires to the consumer market, primarily for original equipment manufacturer (OEM) lawn and garden equipment and all terrain vehicles (ATVs).

         Had the transaction occurred on January 1, 2000, net sales for the three months ended March 31, 2000, would have been $140.5 million. Net loss for the quarter ended March 31, 2000, would have been $(1.0) million. Loss per share for the quarter ended March 31, 2000, would have been $(.05). There is no difference in net sales, net income and earnings per share for the three months ended March 31, 2001.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 2001, were $136.0 million, compared to 2000 first quarter net sales of $164.3 million. Net sales decreased primarily due to the sale of certain consumer segment operating assets in April of 2000 as discussed in note I to the consolidated condensed financial statements.

Cost of sales was $120.6 million for the first quarter of 2001, compared to $143.4 million in 2000. Gross profit for the first quarter of 2001 was $15.4 million or 11.4% of net sales, compared to $20.9 million or 12.7% of net sales for the first quarter of 2000. Gross profit was lower due to the reduced sales volume.

Selling, general and administrative ("SG&A") and research and development ("R&D") expenses for the first quarter of 2001 were $11.6 million or 8.5% of net sales, compared to $12.8 million or 7.8% of net sales for 2000. The SG&A and R&D percentage was higher due to the reduced sales volume in the first quarter of 2001 as compared to the first quarter of 2000.

Income from operations for the first quarter of 2001 was $3.8 million or 2.8% of net sales, compared to income from operations of $8.1 million or 4.9% in 2000. Operating results were impacted by the sale of certain consumer segment operating assets in April of 2000.

Gain on sale of assets in 2001 of $1.6 million was attributed to the sale of an airplane during the first quarter of 2001.

Net interest expense was $5.6 million for the first quarter of 2001, compared to $6.6 million in 2000. The decreased interest expense for the first quarter of 2001 was primarily due to a decrease in the average debt outstanding of approximately $40 million in the first quarter of 2001 from the first quarter of 2000.

Net income for the first quarter of 2001 was $0.2 compared to $1.1 million in 2000. Basic and diluted earnings per share were $.01 for the first quarter of 2001 compared to $.05 in 2000. Net income and earnings per share decreased primarily due to the effects of the sale of assets as noted above.

Net sales in the agricultural market were $76.8 million for the first quarter of 2001 as compared to $72.1 million in 2000. Income from operations in the agricultural market was $7.1 million for the first quarter of 2001 as compared to $6.5 million in 2000. Net sales and income from operations in the agricultural market increased primarily due to increased sales volume during the first quarter of 2001.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

The Company's earthmoving/construction market net sales were $43.0 million for the first quarter of 2001 as compared to $41.2 million for the first quarter of 2000. Income from operations in the earthmoving/construction market was $3.6 million for the first quarter of 2001 as compared to $4.6 million for the first quarter of 2000. The decrease in income from operations in the earthmoving/construction market is partially due to a change in product mix from larger to smaller diameter wheels, resulting in reduced margins.

Consumer market net sales were $16.2 million for the first quarter of 2001 as compared to $51.0 million for the first quarter of 2000. Consumer market income from operations was $0.1 million for the first quarter of 2001 as compared to $3.9 million for 2000. The decrease in consumer market sales and income from operations is primarily due to the Company exiting the OEM business for lawn and garden equipment and ATVs. The Company remains active in the ATV tire aftermarket and continues to explore new distribution channels and develop innovative ATV products.

Income from operations on a segment basis does not include: corporate expenses; depreciation and amortization expense related to property, plant and equipment; and amortization expense related to goodwill carried at the corporate level, for a total of $6.9 million for the first quarter of 2001 as compared to $7.0 million for the first quarter of 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company's business is subject to seasonal variations in sales that affect inventory levels and account receivable balances.

In the first quarter of 2001, negative cash flows from operating activities of $16.4 million resulted largely from increases in receivables. The increase in receivables is primarily due to higher sales volume in the first quarter of 2001 as compared the fourth quarter of 2000.

The Company has invested $5.2 million in capital expenditures in 2001. The expenditures represent various equipment purchases and building improvements to enhance production capabilities. The Company estimates that its total capital expenditures for 2001 will range between $20 million and $30 million.

During the first quarter of 2001, the Company received $25.0 million in proceeds from its $175 million revolving credit facility. These proceeds have been used to fund operations.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

At March 31, 2001, the Company had cash and cash equivalents of $9.7 million and debt outstanding of $85.0 million under its $175 million credit facility. Cash on hand, anticipated internal cash flows and utilization of remaining available borrowing are expected to provide sufficient liquidity for working capital needs, capital expenditures and acquisitions for the foreseeable future.


OUTLOOK

Although agricultural market sales were up slightly in the first quarter of 2001, they are expected to be the same or slightly lower for the remainder of 2001 due to economic conditions and the large OEMs continuing to reduce inventory balances. Sales for the earthmoving/construction market are expected to be slightly lower than last year as a result of the economic slowdown in the United States. Sales in the consumer market are expected to be lower than last year based on the Company exiting the OEM wheel and tire business for lawn and garden equipment and ATVs in the second quarter of 2000. However, Titan remains active in the ATV tire aftermarket and continues to explore new distribution channels and develop innovative ATV products.

The Company is developing relationships to supply private branded tires to OEMs in the agricultural and earthmoving/construction markets. As these relationships develop, Titan would expect an increase in market share in these segments. The Company expects sales of LSW assemblies to increase as development efforts continue with OEM and aftermarket customers. Titan is focusing the LSW assemblies on specialty wheels and tires, which will provide benefits to the customers and increased margins for the Company.


MARKET RISK SENSITIVE INSTRUMENTS

The Company's risks related to foreign currencies, commodity prices and interest rates are consistent with those for 2000.


NEW ACCOUNTING STANDARD

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by Statement of Financial Accounting Standards No. 138, was adopted on January 1, 2001. The Company does not utilize derivatives to manage interest rate or currency risks, therefore, there was no material impact resulting from the adoption of SFAS 133 on its financial position, cash flows or results of operations.

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

                            TITAN INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION


ITEMS 1 THROUGH 6 ARE NOT APPLICABLE.

                            TITAN INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION


                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TITAN INTERNATIONAL, INC.
                                     (REGISTRANT)



DATE:    May 11, 2001          BY:  /s/ Kent W. Hackamack
     --------------------         -----------------------------------
                                    Kent W. Hackamack
                                    Vice President of Finance and Treasurer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)