Form 10-Q
period 2001-06-30
TITAN INTERNATIONAL INC
filed 2001-08-10
CIK 899751

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

                    FOR QUARTERLY PERIOD ENDED: JUNE 30, 2001

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

                                 (217) 228-6011
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No
                     ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       SHARES OUTSTANDING AT
          CLASS                                             JULY 31, 2001
          -----                                        ---------------------
COMMON STOCK, NO PAR VALUE PER SHARE                         20,678,034

================================================================================

                            TITAN INTERNATIONAL, INC.

                                TABLE OF CONTENTS


                                                                                        Page Number
                                                                                        -----------
Part I.           Financial Information

    Item 1.       Financial Statements (Unaudited)

                  Consolidated Condensed Statements of Operations
                  for the Three and Six Months Ended June 30, 2001 and 2000                       1

                  Consolidated Condensed Balance Sheets as of
                  June 30, 2001 and December 31, 2000                                             2

                  Consolidated Condensed Statements of Cash Flows
                  for the Six Months Ended June 30, 2001 and 2000                                 3

                  Notes to Consolidated Condensed Financial Statements                          4-9


    Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                               10-14


Part II.          Other Information and Signature                                             15-16

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             (Amounts in thousands, except earnings per share data)

                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                        2001           2000            2001              2000
                                                        ----           ----            ----              ----
Net sales                                           $ 120,349        $ 145,576        $ 256,396        $ 309,903

Cost of sales                                         113,473          135,142          234,072          278,573
                                                    ---------        ---------        ---------        ---------

   Gross profit                                         6,876           10,434           22,324           31,330

Selling, general & administrative expenses             10,678           11,859           21,500           23,145

Research and development expenses                         761            1,247            1,562            2,797
                                                    ---------        ---------        ---------        ---------

   Income (loss) from operations                       (4,563)          (2,672)            (738)           5,388

Interest expense                                        5,396            5,628           11,035           12,191

Gain on sale of assets                                      0          (38,727)          (1,619)         (38,727)

Other income                                             (470)             (16)          (1,103)            (232)
                                                    ---------        ---------        ---------        ---------

   Income (loss) before income taxes                   (9,489)          30,443           (9,051)          32,156

Provision (benefit) for income taxes                   (2,891)          11,568           (2,681)          12,219
                                                    ---------        ---------        ---------        ---------

Income (loss) before extraordinary item                (6,598)          18,875           (6,370)          19,937

Extraordinary gain on early retirement of debt,
   net of taxes of $1,742                               2,614                0            2,614                0
                                                    ---------        ---------        ---------        ---------


Net income (loss)                                   $  (3,984)       $  18,875        $  (3,756)       $  19,937
                                                    =========        =========        =========        =========

Earnings (loss) per share before
 extraordinary item:
  Basic                                             $    (.32)       $     .91        $    (.31)       $     .96
  Diluted                                           $    (.32)       $     .91        $    (.31)       $     .96

Earnings (loss) per share:
  Basic                                             $    (.19)       $     .91        $    (.18)       $     .96
  Diluted                                           $    (.19)       $     .91        $    (.18)       $     .96

Average shares outstanding:
  Basic                                                20,630           20,694           20,628           20,680
  Diluted                                              20,630           20,694           20,628           20,680




               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    (Amounts in thousands, except share data)

                                                                                    JUNE 30,           DECEMBER 31,
                                                                                      2001                2000
                                                                                  ------------        ------------
ASSETS
Current assets
    Cash and cash equivalents                                                     $  21,648            $   5,668
    Accounts receivable (net of allowance of
      $3,348 and $3,764, respectively)                                               76,982               83,689
    Inventories                                                                     128,717              160,309
    Prepaid and other current assets                                                 37,854               35,890
                                                                                  ---------            ---------
        Total current assets                                                        265,201              285,556

Property, plant and equipment, net                                                  216,513              232,335
Other assets                                                                         53,845               54,829
Goodwill, net                                                                        18,027               18,921
                                                                                  ---------            ---------
        Total assets                                                              $ 553,586            $ 591,641
                                                                                  =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Short-term debt (including current portion of long-term debt)                 $  10,304            $   5,377
    Accounts payable                                                                 37,646               53,524
    Other current liabilities                                                        29,848               40,539
                                                                                  ---------            ---------
        Total current liabilities                                                    77,798               99,440

Deferred income taxes                                                                20,754               20,754
Other long-term liabilities                                                          13,524               14,767
Long-term debt                                                                      220,749              227,975
                                                                                  ---------            ---------
        Total liabilities                                                           332,825              362,936
                                                                                  ---------            ---------

Stockholders' equity
    Common stock, no par, 60,000,000 shares authorized,
      27,555,081 issued                                                                  27                   27
    Additional paid-in capital                                                      212,618              213,423
    Retained earnings                                                               115,238              119,405
    Treasury stock at cost: 6,927,954 and 6,928,684 shares,
      respectively                                                                  (92,246)             (93,041)
    Accumulated other comprehensive loss                                            (14,876)             (11,109)
                                                                                  ---------            ---------
        Total stockholders' equity                                                  220,761              228,705
                                                                                  ---------            ---------

Total liabilities and stockholders' equity                                        $ 553,586            $ 591,641
                                                                                  =========            =========


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                             SIX MONTHS ENDED JUNE 30,

                                                                             2001                  2000
                                                                             ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                      $ (3,756)             $ 19,937
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                                        18,478                18,803
        Gain on sale of assets                                               (1,619)              (38,727)
        Gain on early retirement of debt                                     (4,356)                    0
    (Increase) decrease in current assets:
        Accounts receivable                                                   4,464                (9,452)
        Inventories                                                          30,592               (17,436)
        Prepaid and other current assets                                     (2,771)                7,754
    Increase (decrease) in current liabilities:
        Accounts payable                                                    (14,330)                7,008
        Other current liabilities                                            (9,520)                7,434
    Other, net                                                                5,058                (1,171)
                                                                           --------              --------

        Net cash provided by (used for) operating activities                 22,240                (5,850)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net                                                (7,751)              (14,081)
    Proceeds from sale of assets                                              5,200                94,063
    Other                                                                    (4,489)                    0
                                                                           --------              --------

        Net cash provided by (used for) investing activities                 (7,040)               79,982

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                 16,463                     0
    Repayment of debt/repurchase of bonds                                    (9,143)              (19,980)
    Repayments on credit facility, net                                       (5,000)              (37,000)
    Repurchase of common stock                                                 (277)                 (449)
    Dividends paid                                                             (618)                 (619)
    Other, net                                                                  (91)                  661
                                                                           --------              --------

        Net cash provided by (used for) financing activities                  1,334               (57,387)

Effect of exchange rate changes on cash                                        (554)                 (394)

Net increase in cash and cash equivalents                                    15,980                16,351

Cash and cash equivalents at beginning of period                              5,668                 8,606
                                                                           --------              --------

Cash and cash equivalents at end of period                                 $ 21,648              $ 24,957
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

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




A.       ACCOUNTING POLICIES

         In the opinion of Titan International, Inc. ("Titan" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000.

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


B.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                                                 June 30,         December 31,
                                                                   2001               2000
                                                                ----------        -----------
          Raw materials                                         $ 37,057            $ 41,284
          Work-in-process                                         12,085              15,919
          Finished goods                                          74,535             100,622
                                                                --------            --------
                                                                 123,677             157,825

          LIFO reserve                                             5,040               2,484
                                                                --------            --------
                                                                $128,717            $160,309
                                                                ========            ========


C.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, net reflects accumulated depreciation of $173.1 million and $161.0 million at June 30, 2001, and December 31, 2000, respectively.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



D.       GOODWILL

         Goodwill, net reflects accumulated amortization of $5.2 million and $4.7 million at June 30, 2001, and December 31, 2000, respectively. The Company recorded goodwill amortization of $0.2 million and $0.4 million for the three and six months ended June 30, 2001.


E.       DEBT

         Debt consisted of the following (in thousands):

                                                                                 June 30,            December 31,
                                                                                  2001                 2000
                                                                                ----------           ---------
         Senior subordinated notes                                              $136,750              $150,000
         Credit facility                                                          55,000                60,000
         Notes payable to Pirelli                                                 10,000                10,000
         Industrial revenue bonds                                                  9,500                 9,500
         Other                                                                    19,803                 3,852
                                                                                --------              --------
                                                                                 231,053               233,352

         Less:  Amounts due within one year                                       10,304                 5,377
                                                                                --------              --------

         Long-term portion of debt                                              $220,749              $227,975
                                                                                ========              ========

         Aggregate maturities of debt at June 30, 2001 are as follows (in thousands):


          July 1 - December 31, 2001                                          $    10,087
          2002                                                                     56,683
          2003                                                                      8,867
          2004                                                                      2,948
          2005                                                                      4,193
          2006 and thereafter                                                     148,275

         During the second quarter of 2001, the Company retired $13.3 million of the senior subordinated notes that were due 2007. A pretax gain of $4.4 million was recognized on this early retirement of debt. The increase in other debt consists of debt additions at the European facilities.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


F.       SEGMENT INFORMATION

         The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three and six months ended June 30, 2001 and 2000 (in thousands):


                                                 Revenues                        Income (loss)
                 Three months ended           from external     Intersegment          from
                   June 30, 2001                customers          revenues        operations
                   -------------             ---------------   ---------------   ------------
         Agricultural                          $   67,096        $   26,431       $    1,676

         Earthmoving/construction                  42,134            11,223            1,709

         Consumer                                  11,119             4,262           (1,027)

         Reconciling items (a)                          0                 0           (6,921)
                                               ----------        ----------       -----------

         Consolidated totals                   $  120,349        $   41,916       $   (4,563)
                                               ==========        ==========       ===========


                 Three months ended
                   June 30, 2000
                   -------------

         Agricultural                          $   79,528        $   36,975       $    4,780

         Earthmoving/construction                  43,667            15,731            2,605

         Consumer                                  22,381            26,427           (1,497)

         Reconciling items (a)                          0                 0           (8,560)
                                               ----------        ----------       -----------

         Consolidated totals                   $  145,576        $   79,133       $   (2,672)
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

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



F.       SEGMENT INFORMATION (CONTINUED)


                                                         Revenues                        Income (loss)
                          Six months ended            from external     Intersegment          from
                           June 30, 2001                customers          revenues        operations
                           -------------             ---------------   ---------------   ------------
                 Agricultural                          $  143,924        $   71,786       $    8,745

                 Earthmoving/construction                  85,133            29,204            5,265

                 Consumer                                  27,339            11,852             (937)

                 Reconciling items (a)                          0                 0          (13,811)
                                                       ----------        ----------       ----------

                 Consolidated totals                   $  256,396        $  112,842       $     (738)
                                                       ==========        ==========       ==========

                          Six months ended
                           June 30, 2000
                           -------------

                 Agricultural                          $  151,668        $   72,138       $   11,315

                 Earthmoving/construction                  84,873            29,508            7,232

                 Consumer                                  73,362            52,991            2,370

                 Reconciling items (a)                          0                 0          (15,529)
                                                       ----------        ----------       ----------

                 Consolidated totals                   $  309,903        $  154,637       $    5,388
                                                       ==========        ==========       ==========


(a) Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment and goodwill carried at the corporate level.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

F.       SEGMENT INFORMATION (CONTINUED)

                                                  June 30,       December 31,
                    Total assets                    2001             2000
                    ------------                 ----------      -----------
         Agricultural                           $  258,934       $  280,925

         Earthmoving/construction                  163,057          154,159

         Consumer                                   63,380           87,309

         Reconciling items (a)                      68,215           69,248
                                                ----------       ----------

         Consolidated totals                    $  553,586       $  591,641
                                                ==========       ==========

(a) Represents property, plant and equipment and goodwill related to certain acquisitions and other corporate assets.

G.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss), which includes net income and the effect of foreign currency translation adjustments, totaled $(4.6) million for the second quarter of 2001, compared to $18.1 million in the second quarter of 2000. Comprehensive income (loss) for the six months ended June 30, 2001 was $(7.5) million, compared to $17.0 million in 2000.

H.       NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by Statements of Financial Accounting Standards Nos. 137 and 138, was adopted on January 1, 2001. The Company does not utilize derivatives to manage interest rate, commodities or currency risks, therefore, there was no material impact resulting from the adoption of SFAS 133 on its financial position, cash flows or results of operations.

         Statement of Financial Accounting Standards No. 142, "Goodwill & Other Intangible Assets" (SFAS 142), will be adopted in the first quarter of 2002. Under SFAS 142, goodwill will be written off when impaired as opposed to being amortized. The Company is evaluating the effect SFAS 142 will have on its financial position, cash flows, and results of operations.

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

         Had the transaction occurred on January 1, 2000, net sales for the three and six months ended June 30, 2000, would have been $138.8 and $279.3 million respectively. Net loss for the three and six months ended June 30, 2000, would have been $(4.8) and $(5.8) million respectively. Loss per share for the three and six months ended June 30, 2000, would have been $(.23) and $(.28) respectively. There is no difference in net sales, net income and earnings per share for the three and six months ended June 30, 2001.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

Net sales for the quarter ended June 30, 2001, were $120.3 million, compared to 2000 second quarter net sales of $145.6 million. Net sales for the six months ended June 30, 2001 were $256.4 million, compared to 2000 net sales of $309.9 million. Net sales decreased primarily due to the sale of certain consumer segment operating assets in April of 2000 as discussed in Note I to the consolidated condensed financial statements.

Cost of sales was $113.5 and $234.1 million for the second quarter of 2001 and for the six months ended June 30, 2001, as compared to $135.1 and $278.6 million in 2000. Gross profit for the second quarter of 2001 was $6.9 million or 5.7% of net sales, compared to $10.4 million or 7.2% of net sales for the second quarter of 2000. Gross profit for the six months ended June 30, 2001, was $22.3 million or 8.7% of net sales, compared to $31.3 million or 10.1% of net sales for 2000. Gross profit was lower due to the reduced sales volume.

Selling, general and administrative ("SG&A") and research and development ("R&D") expenses for the second quarter of 2001 were $11.4 million or 9.5% of net sales, compared to $13.1 million or 9.0% of net sales for 2000. SG&A and R&D expenses for the six months ended June 30, 2001 were $23.1 million or 9.0% of net sales, compared to $25.9 million or 8.4% of net sales in 2000. The SG&A and R&D expenses have declined as a result of the Company's efforts to cut costs. However, the SG&A and R&D percentage of net sales was higher due to the reduced sales volume in 2001 as compared to 2000.

Loss from operations for the second quarter of 2001 was $(4.6) million or (3.8)% of net sales, compared to $(2.7) million or (1.8)% in 2000. Income (loss) from operations for the six months ended June 30, 2001 was $(0.7) million or (0.3)% of net sales, compared to $5.4 million or 1.7% for 2000. Operating results were impacted by the sale of certain consumer segment operating assets in April of 2000.

Gain on sale of assets in 2001 of $1.6 million was attributed to the sale of an airplane during the first quarter of 2001. See Note I to the consolidated condensed financial statements for discussion of the $38.7 million gain on sale of assets in the second quarter of 2000.

Interest expense was $5.4 million and $11.0 million for the second quarter of 2001 and for the six months ended June 30, 2001, respectively, compared to $5.6 million and $12.2 million in 2000. The decreased interest expense for 2001 was primarily due to a decrease in the average debt outstanding of approximately $19 million in the first six months of 2001 as compared to the first six months of 2000.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Extraordinary after-tax gain in the second quarter of 2001 of $2.6 million resulted from the early retirement of $13.3 million of the senior subordinated notes. The pretax gain of $4.4 million was offset by taxes of $1.8 million.

Net income (loss) for the second quarter of 2001 and for the six months ended June 30, 2001 was $(4.0) and $(3.8) million respectively, compared to $18.9 and $19.9 million in 2000. Basic and diluted earnings (loss) per share were $(.19) and $(.18) for the second quarter of 2001 and for the six months ended June 30, 2001, compared to $.91 and $.96 in 2000. Net income and earnings per share decreased primarily due to the effects of the sale of assets as noted above.

Net sales in the agricultural market were $67.1 and $143.9 million for the second quarter of 2001 and the six months ended June 30, 2001, as compared to $79.5 and $151.7 million in 2000. Income from operations in the agricultural market was $1.7 and $8.7 million for the second quarter of 2001 and the six months ended June 30, 2001, as compared to $4.8 and $11.3 million in 2000. Net sales and income from operations in the agricultural market decreased primarily due to decreased sales volume during the second quarter of 2001.

The Company's earthmoving/construction market net sales were $42.1 and $85.1 million for the second quarter of 2001 and the six months ended June 30, 2001, as compared to $43.7 and $84.9 million for 2000. Income from operations in the earthmoving/construction market was $1.7 and $5.3 million for the second quarter of 2001 and the six months ended June 30, 2001, as compared to $2.6 and $7.2 million for 2000. The decrease in income from operations in the earthmoving/construction market is partially due to a change in product mix from larger to smaller diameter wheels, resulting in reduced margins.

Consumer market net sales were $11.1 and $27.3 million for the first quarter of 2001 and the six months ended June 30, 2001, as compared to $22.4 and $73.4 million for 2000. Consumer market income (loss) from operations was $(1.0) and $(0.9) million for the second quarter of 2001 and the six months ended June 30, 2001, as compared to $(1.5) and $2.4 million for 2000. The decrease in consumer market sales and income from operations is primarily due to the Company exiting the OEM business for lawn and garden equipment and ATVs. The Company remains active in the ATV tire aftermarket and continues to explore new distribution channels and develop innovative ATV products.

Income from operations on a segment basis does not include: corporate expenses; depreciation and amortization expense related to property, plant and equipment; and amortization expense related to goodwill carried at the corporate level, for a total of $6.9 and $13.8 million for the second quarter of 2001 and the six months ended June 30, 2001, respectively, as compared to $8.6 and $15.5 million for 2000.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




LIQUIDITY AND CAPITAL RESOURCES

The Company's business is subject to seasonal variations in sales that affect inventory levels and account receivable balances. Increased efficiency led Titan to alter operating schedules as a means of controlling inventory and reducing costs.

In the six months ended June 30, 2001, positive cash flows from operating activities of $22.2 million resulted largely from a decrease in inventories. The decrease in inventory is the result of a concerted effort by management to reduce inventories.

The Company has invested $7.8 million in capital expenditures in the first six months of 2001. The expenditures represent various equipment purchases and building improvements to enhance production capabilities. The Company estimates that its total capital expenditures for 2001 will range between $15 million and $20 million. The Company received $5.2 million of proceeds on the sale of an airplane in the second quarter of 2001.

During the first six months of 2001, the Company made payments of $5.0 million on its $175 million revolving credit facility. During the second quarter of 2001, the Company repurchased in the open market and retired $13.3 million of senior subordinated debt due 2007. The cash outlay for this early retirement of debt was $8.9 million resulting in a pretax gain of $4.4 million.

At June 30, 2001, the Company had cash and cash equivalents of $21.6 million and debt outstanding of $55.0 million under its $175 million credit facility. The Company continually reviews its borrowing structure to best match the Company's requirements with market conditions. Cash on hand, anticipated internal cash flows and utilization of remaining available borrowing are expected to provide sufficient liquidity for working capital needs, capital expenditures and acquisitions for the near term.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




OUTLOOK

Agricultural market sales are expected to be the same or slightly lower for the remainder of 2001 as compared to 2000 due to economic conditions and the large OEMs continuing to reduce inventory balances. Sales for the earthmoving/construction market, which have been essentially even with 2000 figures in the first half of 2001, are expected to be slightly lower than last year for the remainder of 2001 as a result of the economic slowdown in the United States. Sales in the consumer market are expected to be lower than last year based on the Company exiting the OEM wheel and tire business for lawn and garden equipment and ATVs in the second quarter of 2000. However, Titan remains active in the ATV tire aftermarket and continues to explore new distribution channels and develop innovative ATV products.

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

In August of 2001, the Company and the United Steelworkers of America (USWA) leadership reached a tentative agreement on the terms and conditions of a five year plus contract for the Company's Des Moines, Iowa facility. To become effective, the USWA Local 164 membership must ratify the proposal and some outstanding issues must be resolved, including a back-to-work agreement. The employees at this facility have been on strike since the expiration of their collective bargaining agreement in April 1998.

MARKET RISK SENSITIVE INSTRUMENTS

The Company's risks related to foreign currencies, commodity prices and interest rates are consistent with those for 2000.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS





NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by Statements of Financial Accounting Standards Nos. 137 and 138, was adopted on January 1, 2001. The Company does not utilize derivatives to manage interest rate, commodities or currency risks, therefore, there was no material impact resulting from the adoption of SFAS 133 on its financial position, cash flows or results of operations.

Statement of Financial Accounting Standards No. 142, "Goodwill & Other Intangible Assets" (SFAS 142), will be adopted in the first quarter of 2002. Under SFAS 142, goodwill will be written off when impaired as opposed to being amortized. The Company is evaluating the effect SFAS 142 will have on its financial position, cash flows, and results of operations.

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

                           TITAN INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION




ITEMS 1 THROUGH 3 ARE NOT APPLICABLE.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its Annual Meeting of Stockholders on May 17, 2001, for the purpose of electing two directors to serve for three-year terms and approving the appointment of independent auditors.

                  All the nominees for directors as listed in the proxy statement were elected with the following vote:

                                                       Shares           Shares
                                                      Voted For        Withheld
                                                      ---------        --------
                  Edwin J Campbell                   19,588,362         225,444

                  Maurice M Taylor, Jr               18,814,140         999,666


                  The appointment of PricewaterhouseCoopers LLP as independent auditors was approved by the following vote:

                   Shares                   Shares              Shares
                  Voted For                 Against           Abstaining
                  ---------                 -------           ----------
                  19,646,873                160,865              6,068



ITEMS 5 AND 6 ARE NOT APPLICABLE.

                           TITAN INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION




                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TITAN INTERNATIONAL, INC.
                                                  (REGISTRANT)



DATE:  August 10, 2001          BY:  /s/ Kent W. Hackamack
      -------------------          ------------------------------------
                                         Kent W. Hackamack
                                         Vice President of Finance and Treasurer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)