Form 10-Q
period 2001-09-30
TITAN INTERNATIONAL INC
filed 2001-11-09
CIK 899751

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

                 FOR QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-12936

                            TITAN INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its Charter)


            ILLINOIS                                  36-3228472
    (State of Incorporation)              I.R.S. Employer Identification No.)

                      2701 SPRUCE STREET, QUINCY, IL 62301
          (Address of principal executive offices, including Zip Code)

                                 (217) 228-6011
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. Yes   X     No
                     -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          SHARES OUTSTANDING AT
          CLASS                                             OCTOBER 31, 2001
          -----                                           ---------------------
COMMON STOCK, NO PAR VALUE PER SHARE                            20,690,134


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

    Item 1.       Financial Statements (Unaudited)

                  Consolidated Condensed Statements of Operations
                  for the Three and Nine Months Ended
                  September 30, 2001 and 2000                                                  1

                  Consolidated Condensed Balance Sheets as of
                  September 30, 2001 and December 31, 2000                                     2

                  Consolidated Condensed Statements of Cash Flows
                  for the Nine Months Ended September 30, 2001 and 2000                        3

                  Notes to Consolidated Condensed Financial Statements                       4-9


    Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                            10-14


Part II.          Other Information and Signature                                          15-16

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             (Amounts in thousands, except earnings per share data)

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                        2001           2000                  2001           2000
                                                        ----           ----                  ----           ----
Net sales                                             $ 100,519       $ 119,798           $ 356,915       $ 429,701

Cost of sales                                            97,678         115,472             331,750         394,045
                                                      ---------       ---------           ---------       ---------

   Gross profit                                           2,841           4,326              25,165          35,656

Selling, general & administrative expenses               10,124          10,343              31,624          33,488

Research and development expenses                           757             833               2,319           3,630
                                                      ---------       ---------           ---------       ---------

   Loss from operations                                  (8,040)         (6,850)             (8,778)         (1,462)

Interest expense                                          4,933           5,119              15,968          17,310

Gain on sale of assets                                        0               0              (1,619)        (38,727)

Other (income) expense                                   (1,095)             38              (2,198)           (194)
                                                      ---------       ---------           ---------       ---------

   (Loss) income before income taxes                    (11,878)        (12,007)            (20,929)         20,149

Provision (benefit) for income taxes                     (2,376)         (4,562)             (5,057)          7,657
                                                      ---------       ---------           ---------       ---------

   (Loss) income before extraordinary item               (9,502)         (7,445)            (15,872)         12,492

Extraordinary gain on early retirement of debt,
net of taxes of $1,742                                        0               0               2,614               0
                                                      ---------       ---------           ---------       ---------

Net (loss) income                                     $  (9,502)      $  (7,445)          $ (13,258)      $  12,492
                                                      =========       =========           =========       =========

(Loss) earnings per share before
 extraordinary item:
  Basic                                               $    (.46)      $    (.36)          $    (.77)      $     .60
  Diluted                                             $    (.46)      $    (.36)          $    (.77)      $     .60

(Loss) earnings per share:
  Basic                                               $    (.46)      $    (.36)          $    (.64)      $     .60
  Diluted                                             $    (.46)      $    (.36)          $    (.64)      $     .60

Average shares outstanding:
  Basic                                                  20,676          20,693              20,644          20,685
  Diluted                                                20,676          20,693              20,644          20,685


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    (Amounts in thousands, except share data)


                                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                                      2001             2000
                                                                                  ------------     ------------
ASSETS
Current assets
    Cash and cash equivalents                                                      $  34,237        $   5,668
    Accounts receivable (net of allowance of
      $3,007 and $3,764, respectively)                                                76,249           83,689
    Inventories                                                                      120,237          160,309
    Prepaid and other current assets                                                  37,830           35,890
                                                                                   ---------        ---------
        Total current assets                                                         268,553          285,556

Property, plant and equipment, net                                                   211,693          232,335
Other assets                                                                          53,468           54,829
Goodwill, net                                                                         18,209           18,921
                                                                                   ---------        ---------
        Total assets                                                               $ 551,923        $ 591,641
                                                                                   =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Short-term debt (including current portion of long-term debt)                  $  70,594        $   5,377
    Accounts payable                                                                  45,202           53,524
    Other current liabilities                                                         21,188           40,539
                                                                                   ---------        ---------
        Total current liabilities                                                    136,984           99,440

Deferred income taxes                                                                 20,754           20,754
Other long-term liabilities                                                           13,696           14,767
Long-term debt                                                                       166,572          227,975
                                                                                   ---------        ---------
        Total liabilities                                                            338,006          362,936
                                                                                   ---------        ---------

Stockholders' equity
    Common stock, no par, 60,000,000 shares authorized,
      27,555,081 issued                                                                   27               27
    Additional paid-in capital                                                       212,148          213,423
    Retained earnings                                                                105,633          119,405
    Treasury stock at cost: 6,890,247 and 6,928,684 shares,
      respectively                                                                   (91,644)         (93,041)
    Accumulated other comprehensive loss                                             (12,247)         (11,109)
                                                                                   ---------        ---------
        Total stockholders' equity                                                   213,917          228,705
                                                                                   ---------        ---------

Total liabilities and stockholders' equity                                         $ 551,923        $ 591,641
                                                                                   =========        =========



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                             2001                 2000
                                                                             ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                      $(13,258)             $ 12,492
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                                        27,678                27,222
        Gain on sale of assets                                               (1,619)              (38,727)
        Gain on early retirement of debt                                     (4,356)                    0
    (Increase) decrease in current assets:
        Accounts receivable                                                   6,650                  (946)
        Inventories                                                          39,819               (25,552)
        Prepaid and other current assets                                     (2,598)                5,799
    Increase (decrease) in current liabilities:
        Accounts payable                                                     (7,832)                8,316
        Other current liabilities                                           (18,663)               12,328
    Other, net                                                                4,402                (1,448)
                                                                           --------              --------

        Net cash provided by (used for) operating activities                 30,223                  (516)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net                                                (9,516)              (23,569)
    Proceeds from sale of assets                                              5,200                94,063
    Other                                                                    (4,485)                    0
                                                                           --------              --------

        Net cash (used for) provided by investing activities                 (8,801)               70,494

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                 17,474                     0
    Repayment of debt/repurchase of bonds                                   (14,331)              (20,098)
    Proceeds (repayments) on credit facility, net                             5,000               (37,000)
    Repurchase of common stock                                                 (343)                 (468)
    Dividends paid                                                             (721)                 (930)
    Other, net                                                                   10                   978
                                                                           --------              --------

        Net cash provided by (used for) financing activities                  7,089               (57,518)

Effect of exchange rate changes on cash                                          58                  (735)

Net increase in cash and cash equivalents                                    28,569                11,725

Cash and cash equivalents at beginning of period                              5,668                 8,606
                                                                           --------              --------

Cash and cash equivalents at end of period                                 $ 34,237              $ 20,331
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

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A.       ACCOUNTING POLICIES

         In the opinion of Titan International, Inc. ("Titan" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000.

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

B.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                                                               September 30,          December 31,
                                                                                   2001                  2000
                                                                                ----------            -----------
         Raw materials                                                         $    36,901           $    41,284
         Work-in-process                                                            10,989                15,919
         Finished goods                                                             66,802               100,622
                                                                               -----------           -----------
                                                                                   114,692               157,825

         LIFO reserve                                                                5,545                 2,484
                                                                               -----------           -----------
                                                                               $   120,237           $   160,309
                                                                               ===========           ===========


C.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, net reflects accumulated depreciation of $182.4 million and $161.0 million at September 30, 2001, and December 31, 2000, respectively.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


D.       GOODWILL

         Goodwill, net reflects accumulated amortization of $5.3 million and $4.7 million at September 30, 2001, and December 31, 2000, respectively. The Company recorded goodwill amortization of $0.2 million and $0.6 million for the three and nine months ended September 30, 2001, respectively.


E.       DEBT

         Debt consisted of the following (in thousands):

                                                                             September 30,          December 31,
                                                                                  2001                 2000
                                                                             ------------           -----------
         Senior subordinated notes                                            $   136,750           $   150,000
         Credit facility                                                           65,000                60,000
         Notes payable to Pirelli                                                   5,000                10,000
         Industrial revenue bonds                                                   9,500                 9,500
         Other                                                                     20,916                 3,852
                                                                              -----------           -----------
                                                                                  237,166               233,352

         Less:  Amounts due within one year                                        70,594                 5,377
                                                                              -----------           -----------
         Long-term portion of debt                                            $   166,572           $   227,975
                                                                              ===========           ===========

         Aggregate maturities of debt at September 30, 2001 are as follows (in thousands):

         October 1 - December 31, 2001                                        $    70,254
         2002                                                                       1,794
         2003                                                                       9,068
         2004                                                                       3,150
         2005                                                                       4,490
         2006 and thereafter                                                      148,410

         During the second quarter of 2001, the Company retired $13.3 million of the senior subordinated notes that were due 2007. A pretax gain of $4.4 million was recognized on this early retirement of debt. The increase in other debt consists of debt additions at the European facilities. On August 20, 2001, the Company amended its multicurrency credit agreement decreasing its availability under this credit facility from $175 million to $115 million and changed the expiration date to December 31, 2001.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


F.       SEGMENT INFORMATION

         The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three and nine months ended September 30, 2001 and 2000 (in thousands):

                                                         Revenues                        Income (loss)
                         Three months ended           from external     Intersegment          from
                         September 30, 2001             customers          revenues        operations
                         ------------------          ---------------   ---------------   ------------
                 Agricultural                          $   54,396        $   30,547       $   (1,131)

                 Earthmoving/construction                  37,181            12,967              631

                 Consumer                                   8,942             4,263           (1,252)

                 Reconciling items (a)                          0                 0           (6,288)
                                                       ----------        ----------       ----------

                 Consolidated totals                   $  100,519        $   47,777       $   (8,040)
                                                       ==========        ==========       ==========
                         Three months ended
                         September 30, 2000
                         ------------------
                 Agricultural                          $   65,768        $   37,950       $      329

                 Earthmoving/construction                  41,446            17,030              876

                 Consumer                                  12,584             7,780           (1,484)

                 Reconciling items (a)                          0                 0           (6,571)
                                                       ----------        ----------       ----------

                 Consolidated totals                   $  119,798        $   62,760       $   (6,850)
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

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



F.       SEGMENT INFORMATION (CONTINUED)

                                                         Revenues                        Income (loss)
                         Nine months ended            from external     Intersegment          from
                         September 30, 2001             customers          revenues        operations
                         ------------------          ---------------   ---------------   ------------
                 Agricultural                          $  198,320        $  102,333       $    7,614

                 Earthmoving/construction                 122,314            42,171            5,896

                 Consumer                                  36,281            16,115           (2,189)

                 Reconciling items (a)                          0                 0          (20,099)
                                                       ----------        ----------       ----------

                 Consolidated totals                   $  356,915        $  160,619       $   (8,778)
                                                       ==========        ==========       ==========


                         Nine months ended
                         September 30, 2000
                         ------------------
                 Agricultural                          $  217,436        $  110,088       $   11,644

                 Earthmoving/construction                 126,319            46,538            8,108

                 Consumer                                  85,946            60,771              886

                 Reconciling items (a)                          0                 0          (22,100)
                                                       ----------        ----------       ----------

                 Consolidated totals                   $  429,701        $  217,397       $   (1,462)
                                                       ==========        ==========       ==========


(a) Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment and goodwill carried at the corporate level.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



F.       SEGMENT INFORMATION (CONTINUED)

                                                September 30,    December 31,
                    Total assets                    2001            2000
                    ------------                 -----------     -----------
         Agricultural                           $  252,841        $  280,925

         Earthmoving/construction                  165,539           154,159

         Consumer                                   57,271            87,309

         Reconciling items (a)                      76,272            69,248
                                                ----------        ----------

         Consolidated totals                    $  551,923        $  591,641
                                                ==========        ==========

(a) Represents property, plant and equipment and goodwill related to certain acquisitions and other corporate assets.

G.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive loss, which includes net loss of $(9.5) million and the effect of foreign currency translation adjustments of $2.6 million, totaled $(6.9) million for the third quarter of 2001, compared to $(10.6) million in the third quarter of 2000. Comprehensive income
         (loss) for the nine months ended September 30, 2001 was $(14.4) million, compared to $6.4 million in 2000.

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

         Had the transaction occurred on January 1, 2000, net sales for the three and nine months ended September 30, 2000, would have been $119.8 and $399.1 million respectively. Net loss for the three and nine months ended September 30, 2000, would have been $(7.4) and $(13.8) million respectively. Loss per share for the three and nine months ended September 30, 2000, would have been $(.36) and $(.67) respectively. There is no difference in net sales, net income and earnings per share for the three and nine months ended September 30, 2001.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales for the quarter ended September 30, 2001, were $100.5 million, compared to 2000 third quarter net sales of $119.8 million. Net sales for the nine months ended September 30, 2001 were $356.9 million, compared to 2000 net sales of $429.7 million. Net sales decreased due to the sale of certain consumer segment operating assets in April of 2000 as discussed in Note I to the consolidated condensed financial statements. Net sales were also negatively impacted by decreased production by the Company's major customers in the agricultural and earthmoving/construction segments.

Cost of sales was $97.7 and $331.8 million for the third quarter of 2001 and for the nine months ended September 30, 2001, as compared to $115.5 and $394.0 million in 2000. Gross profit for the third quarter of 2001 was $2.8 million or 2.8% of net sales, compared to $4.3 million or 3.6% of net sales for the third quarter of 2000. Gross profit for the nine months ended September 30, 2001, was $25.2 million or 7.1% of net sales, compared to $35.7 million or 8.3% of net sales for 2000. Gross profit was lower due to the reduced sales volume.

Selling, general and administrative ("SG&A") and research and development ("R&D") expenses for the third quarter of 2001 were $10.9 million or 10.8% of net sales, compared to $11.2 million or 9.3% of net sales for the third quarter of 2000. SG&A and R&D expenses for the nine months ended September 30, 2001 were $33.9 million or 9.5% of net sales, compared to $37.1 million or 8.6% of net sales in 2000. The SG&A and R&D expenses have declined as a result of the Company's efforts to cut costs. However, the SG&A and R&D percentage of net sales was higher due to the reduced sales volume in 2001 as compared to 2000.

Loss from operations for the third quarter of 2001 was $(8.0) million or (8.0)% of net sales, compared to $(6.9) million or (5.7)% in the third quarter of 2000. Loss from operations for the nine months ended September 30, 2001 was $(8.8) million or (2.5)% of net sales, compared to $(1.5) million or (0.3)% for 2000. Operating results were impacted by the sale of certain consumer segment operating assets in April of 2000 and by decreased sales levels.

Interest expense was $4.9 million and $16.0 million for the third quarter of 2001 and for the nine months ended September 30, 2001, respectively, compared to $5.1 million and $17.3 million in 2000. The decreased interest expense for 2001 was primarily due to a decrease in the interest rate on the credit facility debt.

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

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (CONTINUED)

Other (income) expense was $(2.2) for the nine months ended September 30, 2001 as compared to $(0.2) for the same period in 2000. Interest income accounted for $1.6 million and $1.8 million of other income for the nine months ended September 30, 2001 and 2000, respectively. The year over year change in other (income) expense was primarily attributed to currency exchange losses.

For the nine months ended September 30, 2001, the Company's effective tax rate was 20% compared to 38% for the nine months ended September 30, 2000.

Extraordinary after-tax gain in the second quarter of 2001 of $2.6 million resulted from the early retirement of $13.3 million of the senior subordinated notes. The pretax gain of $4.4 million was offset by taxes of $1.8 million.

Net income (loss) for the third quarter of 2001 and for the nine months ended September 30, 2001 was $(9.5) and $(13.3) million respectively, compared to $(7.4) and $12.5 million in 2000. Basic and diluted earnings (loss) per share were $(.46) and $(.64) for the third quarter of 2001 and for the nine months ended September 30, 2001, compared to $(.36) and $.60 in 2000. Net income and earnings per share decreased primarily due to the effects of the sale of assets and decreased sales as noted above.

Net sales in the agricultural market were $54.4 and $198.3 million for the third quarter of 2001 and the nine months ended September 30, 2001, as compared to $65.8 and $217.4 million in 2000. Income (loss) from operations in the agricultural market was $(1.1) and $7.6 million for the third quarter of 2001 and the nine months ended September 30, 2001, as compared to $0.3 and $11.6 million in 2000. Net sales and income from operations in the agricultural market decreased primarily due to decreased sales volume that resulted from a decrease in overall agricultural equipment sales.

The Company's earthmoving/construction market net sales were $37.2 and $122.3 million for the third quarter of 2001 and the nine months ended September 30, 2001, as compared to $41.4 and $126.3 million for 2000. Income from operations in the earthmoving/construction market was $0.6 and $5.9 million for the third quarter of 2001 and the nine months ended September 30, 2001, as compared to $0.9 and $8.1 million for 2000. The decrease in income from operations in the earthmoving/construction market is primarily due to decreased sales volumes in the current quarter.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Consumer market net sales were $8.9 and $36.3 million for the third quarter of 2001 and the nine months ended September 30, 2001, as compared to $12.6 and $85.9 million for 2000. Consumer market income (loss) from operations was $(1.3) and $(2.2) million for the third quarter of 2001 and the nine months ended September 30, 2001, as compared to $(1.5) and $0.9 million for 2000. The decrease in consumer market sales and income from operations is primarily due to the Company exiting the OEM business for lawn and garden equipment and ATVs. The Company remains active in the ATV tire aftermarket and continues to explore new distribution channels and develop innovative ATV products.

Income from operations on a segment basis does not include: corporate expenses; depreciation and amortization expense related to property, plant and equipment; and amortization expense related to goodwill carried at the corporate level, for a total of $6.3 and $20.1 million for the third quarter of 2001 and the nine months ended September 30, 2001, respectively, as compared to $6.6 and $22.1 million for 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company's business is subject to seasonal variations in sales that affect inventory levels and account receivable balances. Increased efficiency led Titan to alter operating schedules as a means of controlling inventory and reducing costs.

In the nine months ended September 30, 2001, positive cash flows from operating activities of $30.2 million resulted largely from a decrease in inventories. The decrease in inventory is the result of a concerted effort by management to reduce inventories.

The Company has invested $9.5 million in capital expenditures in the first nine months of 2001. The expenditures represent various equipment purchases and building improvements to enhance production capabilities. The Company estimates that its total capital expenditures for 2001 will range between $10 million and $15 million. The Company received $5.2 million of proceeds on the sale of an airplane in the second quarter of 2001.

During the first nine months of 2001, the Company received proceeds of $5.0 million on its $115 million revolving credit facility. During the second quarter of 2001, the Company repurchased in the open market and retired $13.3 million of senior subordinated debt due 2007. The cash outlay for this early retirement of debt was $8.9 million resulting in a pretax gain of $4.4 million.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

On August 20, 2001, the Company amended its multicurrency credit agreement, decreasing its availability under this credit facility from $175 million to $115 million and changed the expiration date to December 31, 2001. The Company is in the process of securing refinancing for this credit facility. The Company continually reviews its borrowing structure to best match the Company's requirements with market conditions.

At September 30, 2001, the Company had cash and cash equivalents of $34.2 million. Cash on hand, anticipated internal cash flows and the securing of refinancing for the Company's credit facility are expected to meet the Company's anticipated operating cash requirements for the near term.


OUTLOOK

Agricultural market sales are expected to be slightly lower for the remainder of 2001 as compared to 2000 due to economic conditions and the large OEMs continuing to reduce inventory balances. Sales for the earthmoving/construction market are expected to be slightly lower than last year for the remainder of 2001 as a result of the economic slowdown in the United States. Sales in the consumer market are expected to be lower than last year based on the Company exiting the OEM wheel and tire business for lawn and garden equipment and ATVs in the second quarter of 2000. However, Titan remains active in the ATV tire aftermarket and continues to explore new distribution channels and develop innovative ATV products.

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

In September of 2001, members of United Steelworkers of America (USWA) Local 164 ratified a new labor agreement for the Company's Des Moines, IA facility effective through the year 2006. The employees at this facility had been on strike for 40 months since the expiration of their collective bargaining agreement in April 1998. As a part of this agreement, Titan Tire Corporation agreed to pay a one-time transition retirement special buyout to seniority members choosing not to return to work. The total liability to Titan Tire Corporation will be determined by the number of employees choosing this retirement option. The Company currently estimates this liability to be between $0 to $2 million. The Company will incur additional costs and expenses related to the members who elect to re-enter the Company's workforce. These amounts are not determinable at this time.

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

                            TITAN INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION


ITEMS 1 THROUGH 4 ARE NOT APPLICABLE.

ITEM 5.           OTHER INFORMATION

                  In September of 2001, members of United Steelworkers of America (USWA) Local 164 ratified a new labor agreement for the Company's Des Moines, IA facility effective through the year 2006. The employees at this facility had been on strike for 40 months since the expiration of their collective bargaining agreement in April 1998. As a part of this agreement, Titan Tire Corporation agreed to pay a one-time transition retirement special buyout to seniority members choosing not to return to work. The total liability to Titan Tire Corporation will be determined by the number of employees choosing this retirement option. The Company currently estimates this liability to be between $0 to $2 million. The Company will incur additional costs and expenses related to the members who elect to re-enter the Company's workforce. These amounts are not determinable at this time.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  In a Current Report filed on Form 8-K dated August 20, 2001, the Company reported the amendment of its multicurrency credit agreement.

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



DATE: November 9, 2001          BY:  /s/ Kent W. Hackamack
     -------------------           ------------------------------------
                                         Kent W. Hackamack
                                         Vice President of Finance and Treasurer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)