Form 10-K405
period 2001-12-31
TITAN INTERNATIONAL INC
filed 2002-03-22
CIK 899751

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        (Mark One)
         [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       or
         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-12936

                            TITAN INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                    ILLINOIS                                                     36-3228472
       (State or other jurisdiction of                                         (I.R.S. Employer
       incorporation or organization)                                         Identification No.)

             2701 SPRUCE STREET, QUINCY, IL  62301                                (217) 228-6011
(Address of principal executive offices, including Zip Code)                    (Telephone Number)

                      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         Title of each class                                            Name of each exchange on which registered
         -------------------                                            -----------------------------------------
     Common stock, no par value                                                  New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of February 28, 2002, 20,726,995 shares of common stock of the registrant were outstanding. The aggregate market value of the shares of common stock of the registrant held by non-affiliates was $81,288,372 based upon the closing price of the common stock on the New York Stock Exchange on February 28, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE


Part III incorporates information by reference from the registrant's definitive proxy statement for its annual meeting of stockholders to be held May 16, 2002.

================================================================================

ITEM 1.  BUSINESS

GENERAL

Titan International, Inc. (Titan or the Company) is a global manufacturer of off-highway steel wheels and tires for the agricultural, earthmoving/construction and consumer markets. Titan generally manufactures both wheels and tires for these markets and provides the value-added service of assembling the complete wheel-tire system. The Company offers a broad range of different products that are manufactured in relatively short production runs to meet original equipment manufacturers' (OEMs) specifications and/or aftermarket customer requirements.

During the mid-1990s, Titan began a process to reengineer its wheel and tire operations. The Company established a new identity, creating the framework for continued well-managed growth. Titan continues a multi-year plan to focus on its core business and to lay the groundwork for ongoing growth and strength in the off-highway wheel, tire and assembly business. Titan's commitment to product innovation is demonstrated by the development of the LSW series of wheels and tires, which considerably enhances the performance of off-highway vehicles.

In 2001, Titan's sales in the agricultural market represented 56% of net sales, the earthmoving/construction market represented 34% of net sales and the consumer market represented 10% of net sales. For information concerning the revenues, certain expenses, income from operations and assets attributable to each of the segments in which the Company operates, see Note 20 to the consolidated financial statements of Titan International, Inc. included in Item 8 herein.

AGRICULTURAL MARKET

Titan sells agricultural wheels, rims and tires to OEMs and aftermarket distributors. These wheels, rims and tires are manufactured by Titan for installation on various agricultural and forestry equipment, such as tractors, combines, skidders, plows, planters and irrigation equipment. The wheels and rims range in diameter from 9" to 54" with the 54" diameter being the largest agricultural wheel manufactured in North America. Basic configurations are combined with other features (such as various centers and a wide range of material thickness) allowing the Company to offer a broad line of different product models to meet customer specifications. The agricultural tires range in diameter from 8" to 85" and in width from 4.8" to 44". The Company offers the added value of a complete wheel and tire assembly to its customers. The Company's aftermarket tires are marketed through a network of independent distributors, equipment dealers, and Titan's own distribution centers.

EARTHMOVING/CONSTRUCTION MARKET

The Company manufactures wheels and rims for various types of earthmoving, mining and construction equipment, including skid steers, cranes, graders and levelers, scrapers, self-propelled shovel loaders, load transporters, haul trucks and backhoe loaders. These wheels and rims range in diameter from 20" to 63", in width from 8" to 60" and in weight from 125 pounds to 7,000 pounds. The 63" diameter is the largest earthmoving/construction wheel manufactured in North America. The Company provides its customers with a broad range of earthmoving/construction wheels and rims. The majority of the earthmoving/ construction wheels produced by Titan are sold directly to OEMs. Titan currently produces a wide range of tires for the earthmoving/construction market. The Company also manufactures various wheels, tires and components for the United States Government, primarily for certain military vehicles (i.e., trucks, trailers, tanks and personnel carriers). The earthmoving/construction market is another area in which the Company can offer the added value of wheel and tire assembly.

CONSUMER MARKET

Titan manufactures a variety of products for all terrain vehicles (ATV), turf, golf, and trailer applications. In April 2000, the Company exited the OEM business for lawn and garden equipment and ATVs, concentrating instead on the agricultural and earthmoving/construction businesses for both LSW and conventional wheel and tire assemblies to OEMs and the aftermarket for ATV and turf products. Consumer wheels and rims range in diameter from 4" to 16". Titan currently produces a wide range of tires for the consumer market. New ATV tire tread patterns for the replacement market were introduced in 2001 and 2000. The Company produces wheels, tires, and assembles other products for the domestic markets for boat, recreational and utility trailers. The Company also offers the value-added service of a wheel-tire system for the consumer market.

OPERATIONS

Wheel Manufacturing Process

Most agricultural wheels are produced using a rim and a center disc. A rim is produced by first cutting large steel sheets to required width and length specifications. These steel sheets are rolled and welded to form a circular rim, which is flared and formed in the rollform operation. The majority of discs are manufactured using presses that both blank and form the center to specifications in multiple stage operations. The Company has the capability to e-coat the wheel using a multi-step process prior to the final top coating.

Large earthmoving/construction steel wheels are manufactured principally from hot rolled steel sections. This process is used because the high load bearing capacity of these wheels requires rim thickness that is beyond the capability of cold-rolling. Rims are built from a series of hoops that are welded together to form a rim base. The complete rim is made from either three or five separate parts that then lock together after the rubber tire has been fitted to the wheel and inflated.

Smaller wheels (usually 12" or less in diameter), the majority of which are produced for consumer markets, are manufactured by a process in which half-wheels are press-formed, then two of these half-wheel stampings are welded together to form a complete wheel. Generally, for larger wheels (12" or more in diameter) produced for the consumer market, the Company manufactures rims and centers, welds the rims to the centers and then paints the assembled product.

Tire Manufacturing Process

Tires are produced by mixing rubber, carbon black and chemicals to form various rubber compounds. These rubber compounds are then extruded and processed with textile or steel materials to make specific components. These components: beads (wire bundles that anchor the tire with the wheel), plies (layers of fabric that give the tire strength), belts (fabric or steel fabric wrapped under the tread in some tires), tread and sidewall, are then assembled into an uncured tire. The uncured tire is placed in a press that molds and vulcanizes the tire under set time, temperature and pressure into a finished tire.

Wheel and Tire Assemblies

The Company's position as a manufacturer of both wheels and tires allows Titan to mount and deliver one of the largest selections of off-road assemblies in the world. Backed by the resources of the Company's facilities, Titan provides the value-added service of one-stop shopping for wheel-tire assemblies for the agricultural, earthmoving/construction and consumer markets. Customer orders are entered into the Company's system by either electronic data interchange or manually. Based on each customer's requirements, the appropriate wheel-tire assembly delivery schedule is formulated. The Company's just-in-time delivery program offers the product to the customer when requested.

Quality Control

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

RAW MATERIALS

The primary raw materials used by the Company in all segments are steel and rubber. To ensure a consistent steel supply, Titan purchases its basic steel from key steel mills and maintains relationships with steel processors for steel preparation. The Company is not dependent on any single producer for its supply of steel. Rubber and raw materials for tire manufacture are one of the Company's largest commodity expenses. Titan buys rubber in markets where there are numerous sources of supply. In addition to the development of key suppliers domestically, the Company's strategic procurement plan includes international suppliers to assure competitive price and quality in the global marketplace. As is customary in the industry, the Company does not have long-term contracts for the purchase of steel or rubber and, therefore, purchases are subject to fluctuation in price.

CUSTOMERS

The Company's 10 largest customers accounted for approximately 51% of net sales for the year ended December 31, 2001, compared to 48% for the year ended December 31, 2000. Net sales to Deere & Company in Titan's agricultural, earthmoving/construction, and consumer markets represented 15% of the Company's consolidated revenues for the year ended December 31, 2001. Net sales to CNH Global N.V. in Titan's three markets represented 13% of the Company's consolidated revenues for the year ended December 31, 2001. No other customer accounted for more than 10% of the Company's net sales in 2001.

ORDER BACKLOG

As of February 28, 2002, Titan estimates that it had $110 million in firm orders compared to $124 million at February 28, 2001. Orders are considered firm if the customer would be obligated to accept the product if manufactured and delivered pursuant to the terms of such orders. The Company believes that the majority of its current order backlog will be filled during the current year.

MARKETING AND DISTRIBUTION

The Company has an internal sales force and utilizes several manufacturing representative firms for sales in the United States and Europe. In the United States, sales representatives are organized within geographical regions. The international sales force includes employees in France, Germany, Italy and the United Kingdom. Titan believes international sales efforts are enhanced when sales representatives sell primarily within their native countries.

Titan distributes wheels and tires directly to OEMs. The distribution of aftermarket tires is done primarily through a network of independent and OEM dealers. The Company distributes wheel and tire assemblies through its own distribution centers directly to OEMs and to aftermarket customers. Titan's distribution network consists of 12 facilities throughout the United States and Europe, which are strategically located near major OEMs and aftermarket customers for just-in-time delivery.

RESEARCH, DEVELOPMENT AND ENGINEERING

The Company's research, development and engineering staffs test new designs and technologies and develop new manufacturing methods to improve product performance. These services enhance the Company's relationships with customers. The Company has spent $3.1 million, $4.7 million, and $6.3 million, on research and development for the years ended December 31, 2001, 2000 and 1999, respectively. These costs were primarily incurred in developing the LSW series of wheels and tires, which considerably enhances the performance of off-highway vehicles. The ongoing cost of research and development for the LSW has declined, although Titan continues to introduce new LSW wheel and tire assemblies for the agricultural, earthmoving/construction, and consumer markets.

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

EMPLOYEES

At February 28, 2002, the Company employed approximately 3,100 people in the United States and Europe. Approximately 30% of the Company's employees in the United States are covered by three collective bargaining agreements. The majority of employees at Titan's foreign facilities are represented by collective bargaining agreements that are renewed from time to time depending on terms of the agreement and the laws of the foreign jurisdiction. The labor agreement with employees of the Company's Walcott, Iowa, facility is set to expire in July 2002. In September of 2001, employees of the Company's Des Moines, Iowa, facility approved a new labor agreement effective through the year 2006. In December of 2001, former workers at the Company's Natchez, Mississippi, facility approved a new labor agreement also effective through the year 2006. The employees or former workers at these facilities had been on strike for 40 and 39 months, respectively. The Natchez, Mississippi, facility is not currently in operation. The strikes at these facilities have had an adverse effect on the Company's 2001, 2000 and 1999 financial position, cash flows and results of operations. The Company believes the resolution of these two strikes has improved employee relations at these facilities and that employee relations at the other facilities are generally good.

COMPETITION

The Company competes with several domestic and international companies, some of which are larger and have greater financial and marketing resources than Titan. The Company believes it is the primary source of steel wheels and rims to the majority of its North American customers. Major competitors in the wheel market include GKN Wheels, Ltd. and Topy Industry, Ltd. Major competitors in the tire market include Goodyear Tire & Rubber Co. and Bridgestone/Firestone. The Company competes primarily on the basis of price, quality, customer service, design capability and delivery time. The Company's ability to compete with international competitors may be adversely affected by currency fluctuations. In addition, certain of the Company's OEM customers could, under individual circumstances, elect to manufacture the Company's products to meet their requirements or to otherwise compete with the Company. There can be no assurance that the Company will not be adversely affected by increased competition in the markets in which it operates, or that competitors will not develop products that are more effective, less expensive, or otherwise render certain of Titan's products less competitive. From time to time, certain competitors of the Company have reduced their prices in particular product categories, which has prompted the Company to reduce prices as well. There can be no assurance that in the future, competitors of the Company will not further reduce prices or that any such reductions would not have a material adverse effect on the Company.

INTERNATIONAL OPERATIONS

In addition to the Company's facilities in the United States, Titan also operates distribution and wheel manufacturing facilities in Europe. For the year ended December 31, 2001, the Company generated $113.7 million, or 25% percent, of its net sales from foreign operations. International operations and exports to foreign markets are subject to a number of special risks, including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of markets, and restrictive actions by foreign governments (such as restrictions on transfer of funds, export duties and quotas and foreign customs). Other risks include changes in foreign laws regarding trade and investment, difficulty in obtaining distribution and support, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws. There can be no assurance that one or a combination of these factors will not have a material adverse effect on the Company's ability to increase or maintain its foreign sales or on its results of operations. The Company had total aggregate export sales of approximately $70.8 million, $79.4 million, and $90.9 million, for the years ended December 31, 2001, 2000 and 1999, respectively. For financial information regarding international operations, see Note 20 to the consolidated financial statements of Titan International, Inc. included in Item 8 herein.

The Company has significant manufacturing operations in foreign countries and purchases a portion of its raw materials from foreign suppliers. The production costs, profit margins and competitive position of the Company are affected by the strength of the currencies in countries where Titan manufactures or purchases goods relative to the strength of the currencies in countries where its products are sold. The Company's results of operations, cash flows and financial position may be adversely affected by fluctuations in foreign currencies and by translation of the financial statements of the Company's foreign subsidiaries from local currencies into U.S. dollars.

PATENTS AND TRADEMARKS

The Company owns various United States and foreign patents and trademarks and continues to apply for patent protection for many new products. While it considers patents significant to the operations of the business, Titan does not consider any one of them to be of such importance that the patent's expiration or invalidity could materially affect the Company's business.

ENVIRONMENTAL COMPLIANCE

In the ordinary course of business, like other industrial companies, the Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup costs. The Company's policy is to accrue environmental cleanup-related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company does not currently anticipate any material capital expenditures for environmental control facilities. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of the site investigation, preliminary findings and the length of time involved in remediation or settlement. The Company does not include anticipated recoveries from insurance carriers or other third parties in its accruals for environmental liabilities. Due to the difficult nature of predicting future environmental costs, the Company can not anticipate or predict the material adverse effect on its operations, cash flows or financial condition as a result of its efforts to comply with, or its liabilities under, environmental laws.

ITEM 2.    PROPERTIES

The Company maintains 17 manufacturing and warehousing/distribution facilities in the United States with a collective floor space of approximately 8.2 million square feet. Of these facilities, one is used primarily for the manufacture of agricultural products, one is used primarily for the manufacture of earthmoving/construction products and four are used for the manufacture of agricultural, earthmoving/construction and consumer products. The remaining 11 facilities are used for the warehousing/distribution of products in all of the Company's segments.

The Company's facility in Natchez, Mississippi, is currently not in operation. This facility can be used for the manufacture of agricultural, earthmoving/construction and consumer products and has approximately 1.2 million square feet. There are no short-term plans to reopen this facility, although this facility may be reopened in the future if the Company requires additional production capacity to meet demand. The Company's facility in Greenwood, South Carolina, is currently not in operation. This facility has approximately 0.1 million square feet. The Company is currently assessing strategies for this facility. The Company is in the process of reorganizing its distribution facilities and as a part of this reorganization, some distribution facilities may be closed.

In Europe, Titan maintains six manufacturing and warehousing/distribution facilities with a collective floor space of approximately 1.5 million square feet. These facilities are located in Italy, United Kingdom, France, and Germany. Of these facilities, one is used for the manufacture of earthmoving/ construction products, four are used for the manufacture of agricultural, earthmoving/construction, and consumer products, and one is used for warehousing/distribution of products in all of the Company's segments.

Several of the Company's facilities are leased through operating lease agreements. For information on operating leases, see Note 17 to the consolidated financial statements of Titan International, Inc. included in Item 8 herein. The Company considers each of its facilities to be in good operating condition and adequate for its present use. Management believes that the Company has sufficient capacity to meet current market demand.

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

Maurice M. Taylor Jr., 57, has been President, Chief Executive Officer and a Director of the Company since 1990, when Titan was acquired in a management-led buyout by investors, including Mr. Taylor.

J. Michael A. Akers, 58, began organizing the start-up of Titan's European Operations in 1990 and became a member of the management team in 1995. Mr. Akers was appointed Vice President in 1999.

Kent W. Hackamack, 43, served as Corporate Controller of the Company from 1994 to 1996. Mr. Hackamack was appointed Vice President of Finance and Treasurer in 1996.

Cheri T. Holley, 54, joined the Company in 1994 as General Counsel and Secretary. Ms. Holley was appointed Vice President in 1996.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded on the New York Stock Exchange (NYSE) under the symbol TWI. The following table sets forth, for periods indicated, the high and low sales prices per share of the common stock as reported on the NYSE, and information concerning per share dividends declared.

                                                                                     DIVIDENDS
2001                                         HIGH                 LOW                 DECLARED
----                                         ----                 ---                 --------
First quarter                               $  5.10             $  3.50               $  0.015
Second quarter                                 5.60                3.00                  0.005
Third quarter                                  6.10                3.99                  0.005
Fourth quarter                                 5.25                4.40                  0.005

2000
----
First quarter                               $  8.19             $  5.75               $  0.015
Second quarter                                 7.75                5.19                  0.015
Third quarter                                  6.75                4.75                  0.015
Fourth quarter                                 5.75                3.31                  0.015



On February 28, 2002, there were 964 holders of record of Titan common stock.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data presented below, as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997, are derived from the Company's consolidated financial statements, audited by PricewaterhouseCoopers LLP, independent accountants, and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

                                                                       YEAR ENDED DECEMBER 31,
                                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                  2001          2000           1999          1998          1997
                                                  ----          ----           ----          ----          ----
Net sales                                    $    457,475   $  543,069     $   588,023   $   660,781   $    690,131

Gross profit                                       20,551       40,145          61,694        91,129        105,982

(Loss) income from operations                     (33,465)      (8,646)          3,770        31,163         53,626

(Loss) income before income taxes                 (50,742)       8,702 (a)     (18,445)       13,146         40,542

(Loss) income before extraordinary item           (37,403)       4,525 (a)     (11,436)        8,151         25,136

Net (loss) income                                 (34,789)       4,525 (a)     (11,436)        8,151         25,136

Net (loss) income per share before
extraordinary item -- basic                  $      (1.81)  $      .22 (a) $      (.55)  $       .38   $       1.11

Net (loss) income per share before
extraordinary item -- diluted                       (1.81)         .22 (a)        (.55)          .38           1.10

Net (loss) income per share -- basic                (1.68)         .22 (a)        (.55)          .38           1.11

Net (loss) income per share -- diluted              (1.68)         .22 (a)        (.55)          .38           1.10

Dividends declared per common share                   .03          .06             .06           .06            .06

(a) Includes a gain of $38.7 million ($20.1 million after taxes) related to the sale of certain assets in April 2000.

                                                                       AS OF DECEMBER 31,
                                                                         (IN THOUSANDS)
                                                  2001          2000           1999           1998          1997
                                                  ----          ----           ----           ----          ----
Working capital                              $    180,684  $   186,116    $    170,783   $    170,465  $    183,909

Current assets                                    262,723      285,556         279,078        312,195       298,596

Total assets                                      568,954      591,641         637,181        678,274       585,142

Long-term debt                                    256,622      227,975         255,521        247,584       181,705

Stockholders' equity                              185,907      228,705         228,866        247,037       248,129

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's statement of operations expressed as a percentage of net sales. This table and subsequent discussions should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.


                                                                    AS A PERCENTAGE OF NET SALES
                                                                       YEAR ENDED DECEMBER 31,
                                                             2001               2000              1999
                                                             ----               ----              ----
Net sales                                                    100.0%             100.0%             100.0%
Cost of sales                                                 95.5               92.6               89.5
                                                            ------             ------             ------
Gross profit                                                   4.5                7.4               10.5
Selling, general and administrative expenses                   9.6                8.1                8.8
Union strike settlement and other costs                        1.5                0.0                0.0
Research and development expenses                              0.7                0.9                1.1
                                                            ------             ------             ------
(Loss) income from operations                                 (7.3)              (1.6)               0.6
Interest expense                                              (4.6)              (4.1)              (4.0)
Gain on sale of assets                                         0.4                7.1                0.8
Other income (expense)                                         0.4                0.2               (0.5)
                                                            ------             ------             ------
(Loss) income before income taxes                            (11.1)               1.6               (3.1)
(Benefit) provision for income taxes                          (2.9)               0.8               (1.2)
                                                            ------             ------             ------
(Loss) income before extraordinary item                       (8.2)               0.8               (1.9)
Extraordinary gain, net of taxes                               0.6                0.0                0.0
                                                            ------             ------             ------
Net (loss) income                                             (7.6)%              0.8%              (1.9)%
                                                            ======             ======             ======


In addition, the following table sets forth, for periods indicated, components of the Company's net sales classified by segment (in thousands):

                                                            2001               2000              1999
                                                            ----               ----              ----
Agricultural                                              $ 256,140          $ 283,058        $  254,754

Earthmoving/Construction                                    156,033            162,591           157,736

Consumer                                                     45,302 (a)         97,420 (a)       175,533
                                                          ---------          ---------        ----------

Total                                                     $ 457,475          $ 543,069        $  588,023
                                                          =========          =========        ==========

(a) Consumer market sales decreased as result of the sale of certain assets in April 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company records sales revenue and cost of sales when products are shipped to customers and both title and the risks and rewards of ownership are transferred. Provisions are established for sales returns and uncollectible accounts.

Product Costing

Inventories are valued at the lower of cost or market. For United States operations, cost is determined using the last-in, first-out (LIFO) method for approximately 58% of inventories and the first-in, first-out (FIFO) method for the remainder of inventories. Inventory of foreign subsidiaries is valued using the FIFO method.

Impairment of Long-Lived Assets

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

SALE OF ASSETS

On April 14, 2000, the Company sold certain assets (primarily raw material inventory, work-in-process inventory, and property, plant and equipment) of two facilities located in Clinton, Tennessee, and Slinger, Wisconsin, to Carlisle Tire and Wheel Company, a subsidiary of Carlisle Companies Incorporated, for approximately $94.1 million in cash. In conjunction with this transaction, the Company eliminated goodwill related to these operations totaling $19.5 million. The Company recorded a pretax gain on this transaction of $38.7 million in the second quarter of 2000. This nonrecurring gain has not been included in the pro forma amounts described below. These two facilities were in the business of providing wheels and tires to the consumer market, primarily for original equipment manufacturers' (OEM) lawn and garden equipment and all terrain vehicles (ATVs).

Had the transaction occurred on January 1, 2000, net sales for the year ended December 31, 2000, would have been $512.4 million. Loss from operations for the year ended December 31, 2000, would have been $(13.4) million. Net loss for the year ended December 31, 2000, would have been $(21.2) million. Loss per share for the year ended December 31, 2000, would have been $(1.02). There was no effect on net sales, net income and earnings per share for the year ended December 31, 2001, as a result of this transaction.

STRIKE SETTLEMENT

The cumulative impact of the strikes at the Company's Des Moines, Iowa, and Natchez, Mississippi, facilities, combined with a general downturn in the Company's markets, resulted in costly and disruptive consequences for Titan. The employees and/or former workers at these facilities were on strike for 40 and 39 months, respectively. The strikes at these facilities had an adverse effect on the Company's 2001, 2000 and 1999 financial position, cash flows and results of operations.

The Company recorded union strike settlement and other costs of $6.8 million for the year ended December 31, 2001. This amount is attributed to the union settlement with the Company's Des Moines, Iowa, and Natchez, Mississippi, facilities as well as other costs to which the strike contributed. Included in these costs were (i) union settlement payments and retraining costs of $2.9 million, (ii) goodwill and prepaid write-downs of $2.0 million, and (iii) inventory write-downs of $1.9 million.

In September of 2001, employees of the Company's Des Moines, Iowa, facility approved a new labor agreement effective through the year 2006. In December of 2001, former workers at the Company's Natchez, Mississippi, facility approved a new labor agreement also effective through the year 2006. Titan believes that the terms of the strike settlement are favorable and that competitive ongoing labor rates have been established. With the strikes settled, the Company is now concentrating its resources on accommodating an increased demand for the Titan product line as the markets recover.

INVESTMENT EXPOSURES

The Company maintains financial interests in Wheels India Limited (WIL), a wheel manufacturer located in India. This investment is accounted for using the equity method. At December 31, 2001, the carrying value of this investment was $11.9 million. Equity income has been received on this investment. Minority income of $0.7 million and $0.5 million was recorded in 2001 and 2000, respectively. WIL is publicly traded on the Indian stock exchange. The Company is evaluating the effect new accounting rules will have on this investment in the first quarter of 2002.

The Company maintains financial interests in Polymer Enterprises, Inc. in the amount of $7.3 million or 14% of common stock. Polymer is a privately held company in Greensburg, Pennsylvania, which manufactures specialty tires and various rubber-related products for industrial applications. Dividends recorded were $0.8 million and $0.6 million for 2001 and 2000, respectively.

The Company also maintains financial interests in Fabrica Uraguaya de Neumaticos S.A. (FUNSA), a tire manufacturer located in Uruguay. This investment is accounted for using the equity method. The investment includes preferred stock carried at $4.0 million and common stock ownership of 16% carried at zero. FUNSA is publicly traded on the Uruguayan stock exchange. FUNSA has incurred operating losses in 2001 and 2000. Titan has recorded its share of equity loss and may be required to record additional loss in the future based on FUNSA's operating results. Titan's share of equity losses in 2001 was $0.5 million. The Company also has a $6.0 million letter of credit outstanding related to FUNSA. If FUNSA were to default on their line of credit, their lender could draw on this cash collateralized letter of credit.

In addition, the Company maintains financial interests in AII Holding, Inc. in the amount of $2.8 million of preferred stock. AII Holding, Inc. is a specialist in welding and technology equipment. The privately held company is located in Danville, Illinois.

FISCAL YEAR ENDED DECEMBER 31, 2001, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2000

RESULTS OF OPERATIONS

Net Sales

Net sales for the year ended December 31, 2001, were $457.5 million compared to $543.1 million for the year ended December 31, 2000. Net sales decreased primarily due to a decrease in production by the Company's major customers, as well as the sale of assets transaction as previously described. Many of the Company's customers decreased production to reduce inventory as a result of decreased sales.

The Company generated 25% of its net sales from foreign subsidiaries during the year ended December 31, 2001, as compared to 22% during the year ended December 31, 2000. The increase in the foreign net sales percentage during 2001 was primarily due to the fact that while foreign sales decreased in 2001, domestic sales decreased more significantly.

Currency Fluctuation

As a result of operating foreign subsidiaries, the Company is subject to fluctuations in foreign currencies. The foreign currency fluctuations for the year ended December 31, 2001, had a minimal effect on the Company's results of operations.

Cost of Sales and Gross Profit

Cost of sales was $436.9 million for the year ended December 31, 2001, as compared to $502.9 million in 2000. Gross profit for the year ended December 31, 2001, was $20.6 million or 4.5% of net sales, compared to $40.1 million, or 7.4% of net sales for 2000. Gross profit, as a percentage of net sales, was negatively impacted by inefficiencies related to operating at a lower capacity utilization and to merging the returning union workforce with the current workers at the Company's Des Moines, Iowa, facility.

Administrative Expenses

Selling, general and administrative (SG&A) and research and development (R&D) expenses were $54.0 million or 11.8% of net sales for the year ended December 31, 2001, as compared to $48.8 million or 9.0% of net sales for 2000. The increase in SG&A and R&D expenses is primarily attributed to one-time expenses of $6.8 million incurred in 2001 related to the union settlement. This amount is attributed to the union settlement with the Company's Des Moines, Iowa, and Natchez, Mississippi, facilities as well as other costs to which the strike contributed. Included in these costs were (i) union settlement payments and retraining costs of $2.9 million, (ii) goodwill and prepaid write-downs of $2.0 million, and (iii) inventory write-downs of $1.9 million. The Company continues to streamline operations to reduce costs at each of its facilities.

FISCAL YEAR ENDED DECEMBER 31, 2001, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2000 (CONTINUED)

Operating Results and Other

Loss from operations for the year ended December 31, 2001, was $(33.5) million, compared to $(8.6) million in 2000. Loss from operations was impacted by the items described in the preceding paragraphs.

Net interest expense for the year ended December 31, 2001, was $20.9 million compared to $22.6 million in 2000. The decreased interest expense was primarily due to a reduction in interest rates. Lower interest rates were partially offset by an increase in the average debt outstanding in 2001 as compared to 2000.

Gain on sale of assets in 2001 of $1.6 million was attributed to the sale of an airplane during the first quarter of 2001. The gain on sale of assets in 2000 of $38.7 million resulted from the sale of certain assets in April 2000 as previously described.

Other income (expense) was $2.0 million for the year ended December 31, 2001, as compared to $1.2 million in 2000. Interest income accounted for $2.4 million and $2.5 million of other income for the year ended December 31, 2001, and 2000, respectively. The increase in other income (expense) is primarily attributed to a decrease in currency exchange loss, which was $(1.1) million and $(1.7) million for the years ended December 31, 2001, and 2000, respectively.

For the year ended December 31, 2001, the Company's effective tax benefit on its net loss was 25%, compared to 48% effective tax rate on net earnings for the year ended December 31, 2000. The lower rate is primarily due to the inability of the Company to realize an income tax benefit from certain nondeductible items including goodwill amortization, as well as the amount of income generated in various state and foreign jurisdictions.

Extraordinary Item

An extraordinary after-tax gain in the second quarter of 2001 of $2.6 million resulted from the early retirement of $13.3 million of the Company's senior subordinated notes due 2007. The pretax gain of $4.4 million was offset by taxes of $1.8 million.

Net (Loss) Income

Net (loss) for the year ended December 31, 2001, was $(34.8) million, compared to net income of $4.5 million in 2000. Loss per share was $(1.68) for the year ended December 31, 2001, as compared to earnings per common share of $.22 in 2000. Net (loss) income and (loss) earnings per share were impacted by the items described in the preceding paragraphs.

Agricultural Segment Results

Net sales in the agricultural market were $256.2 million for the year ended December 31, 2001, as compared to $283.1 million in 2000. Sales in the agricultural market were negatively impacted by decreased sales volume that resulted from a decrease in overall agricultural equipment sales and plant shutdowns by the major OEMs in this industry. Loss from operations in the agricultural market was $(2.2) million for the year ended December 31, 2001, as compared to income from operations of $11.7 million in 2000. The decrease in income from operations in the agricultural market was primarily attributed to decreased efficiencies due to decreased sales volume.

FISCAL YEAR ENDED DECEMBER 31, 2001, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2000 (CONTINUED)

Earthmoving/Construction Segment Results

The Company's earthmoving/construction market net sales were $156.0 million for the year ended December 31, 2001, as compared to $162.6 million in 2000. Sales in the earthmoving/construction market were negatively impacted by a decrease in sales caused by economic uncertainty in 2001. Also, equipment rental agencies delayed purchases of new equipment as a result of decreased demand. The Company's earthmoving/construction market income from operations was $1.2 million for the year ended December 31, 2001, as compared to $8.9 million in 2000. The decrease in income from operations in the earthmoving/construction market was primarily due to a change in product mix from larger to smaller diameter wheels and tires, which tend to command lower margins, and to a lesser extent the lower sales volumes in this market.

Consumer Segment Results

Consumer market net sales were $45.3 million for the year ended December 31, 2001, as compared to $97.4 million in 2000. Sales in the consumer market decreased primarily due to the Company exiting the OEM business for lawn and garden equipment and ATVs in April 2000. Also, the market for trailers has undergone a downturn during this period. Consumer market loss from operations was $(5.5) million for the year ended December 31, 2001, as compared to $(0.6) million in 2000. The decrease in income from operations in the consumer market was primarily due to the Company exiting the OEM business for lawn and garden equipment and ATVs and to a lesser degree the downturn in the trailer market.

Corporate Expenses

Income from operations on a segment basis does not include: corporate expenses; depreciation and amortization expense related to property, plant and equipment; and goodwill carried at the corporate level, for a total of $27.0 million for the year ended December 31, 2001, as compared to $28.7 million in 2000.

FISCAL YEAR ENDED DECEMBER 31, 2000, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999

RESULTS OF OPERATIONS

Net Sales

Net sales for the year ended December 31, 2000, were $543.1 million compared to $588.0 million in net sales for the year ended December 31, 1999. Net sales decreased primarily due to the sale of certain assets in April of 2000.

The Company generated 22% of its net sales from foreign subsidiaries during the year ended December 31, 2000, as compared to 25% during the year ended December 31, 1999. The decrease in foreign net sales during 2000 was primarily due to the exclusion of Fabrica Uruguaya de Neumaticos S.A. (FUNSA) sales. Included in 1999 were foreign net sales for FUNSA of $16.9 million representing 3% of total net sales. The foreign net sales for the year ended December 31, 2000, do not include the sales from FUNSA because the Company reduced its ownership to 16% during 1999.

Currency Fluctuation

As a result of operating foreign subsidiaries, the Company is subject to fluctuations in foreign currencies. The foreign currency fluctuations for the year ended December 31, 2000, had a minimal effect on results of operations.

Cost of Sales and Gross Profit

Cost of sales was $502.9 million for the year ended December 31, 2000, as compared to $526.3 million in 1999. Gross profit for the year ended December 31, 2000, was $40.1 million or 7.4% of net sales, compared to $61.7 million, or 10.5% of net sales for 1999. Gross profit, as a percentage of net sales, was negatively impacted by the sale of assets.

Administrative Expenses

Selling, general and administrative (SG&A) and research and development (R&D) expenses were $48.8 million or 9.0% of net sales for the year ended December 31, 2000, as compared to $57.9 million or 9.9% of net sales for 1999. The decrease in SG&A and R&D expenses, as a percentage of sales, is primarily attributed to the Company's efforts to streamline costs at each of its facilities.

Operating Results

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

FISCAL YEAR ENDED DECEMBER 31, 2000, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999 (CONTINUED)

Net Income (Loss)

Net income for the year ended December 31, 2000, was $4.5 million, compared to net loss of $(11.4) million in 1999. Earnings per share was $.22 for the year ended December 31, 2000, as compared to a loss per common share of $(.55) in 1999. Net income and earnings per share were impacted by the items described in the preceding paragraphs.

Agricultural Segment Results

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

Earthmoving/Construction Segment Results

The Company's earthmoving/construction market net sales were $162.6 million for the year ended December 31, 2000, as compared to $157.7 million in 1999. Sales in the earthmoving/construction market were positively impacted by strong demand for smaller diameter wheels and tires, which was partially offset by a decrease in demand for larger diameter wheels and tires. The Company's earthmoving/construction market income from operations was $8.9 million for the year ended December 31, 2000, as compared to $14.4 million in 1999. The decrease in income from operations in the earthmoving/construction market was primarily due to a change in product mix from larger to smaller diameter wheels and tires, which tend to command lower margins.

Consumer Segment Results

Consumer market net sales were $97.4 million for the year ended December 31, 2000, as compared to $175.5 million in 1999. Sales in the consumer market decreased primarily due to the Company exiting the OEM business for lawn and garden equipment and ATVs. Consumer market loss from operations was $(0.6) million for the year ended December 31, 2000, as compared to income from operations of $6.1 million in 1999. The decrease in income from operations in the consumer market was primarily due to the Company exiting the OEM business for lawn and garden equipment and ATVs.

Corporate Expenses

Income from operations on a segment basis does not include: corporate expenses; depreciation and amortization expense related to property, plant and equipment; and goodwill carried at the corporate level, for a total of $28.7 million for the year ended December 31, 2000, as compared to $24.8 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

For the year ended December 31, 2001, positive cash flows from operating activities of $25.8 million primarily resulted from a decrease in inventories partially offset by a decrease in other current liabilities. The decrease in inventory is the result of a concerted effort by management to reduce inventories.

Depreciation and amortization expenses were $37.3 million for the year ended December 31, 2001, compared to $37.2 million in 2000. During 2001, the Company recorded a pretax gain on early retirement of debt of $4.4 million on the Company's senior subordinated notes due 2007.

Net cash used by investing activities was $16.5 million in 2001, as compared to cash provided by investing activities of $66.3 million in 2000. The net cash provided in 2000 was primarily due to the sale of certain assets as previously described. Capital expenditures totaled $11.9 million in 2001, compared to $28.8 million in 2000. Although reduced sales have led the Company to scale back capital expenditures, the Company has continued to dedicate funds to modernize and improve production efficiencies. Included in 2001 capital expenditures is $3.2 million used for equipment and installation related to the Company's tire facility located in Brownsville, Texas. Capital expenditures at the Brownsville, Texas, facility were $7.2 million in 2000. The Company estimates that capital expenditures for 2002 could range between $10 million and $18 million.

The Company received proceeds of $5.2 million from the sale of an airplane in 2001. During 2000, the Company received proceeds of $94.1 million from the sale of assets. Titan utilized the majority of these proceeds to reduce its total debt to $233.4 million at December 31, 2000, from $303.7 million at March 31, 2000.

In 2001, the Company's two $5.0 million subordinated notes to Pirelli Armstrong Tire Corporation were paid. The first $5.0 million subordinated note was paid in June 2001 and the second was paid in December 2001. In February 2000, the subordinated note for $19.7 million to Pirelli Armstrong Tire Corporation was paid.

Debt Funding

The Company amended its credit facility in August 2001, decreasing the availability under this credit facility from $175 million to $115 million and changing the expiration date to December 31, 2001. In December 2001, the Company replaced this credit facility with a $99 million five-year term loan and a $20 million five-year revolving loan agreement. The term loan has an interest rate of LIBOR plus a margin which ranges from 4% to 4 1/2% and the loan agreement allows Titan to borrow funds at an interest rate of LIBOR plus 2%, or at the prime rate. At December 31, 2001, $99.0 million was outstanding on the term loan and no amounts were drawn on the $20 million revolving loan agreement.

The Company's term loan and revolving loan agreement contain various restrictions and covenants including (i) requirements that the Company maintain certain financial ratios at prescribed levels, (ii) limits on payments of dividends and repurchases of the Company's stock, (iii) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company, and (iv) limitations on investments, dispositions of assets and guarantees of indebtedness. These restrictions and covenants could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.

Other Issues

The Company's business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances. During 2001, Titan altered operating schedules as a means of reducing inventory and lowering costs.

The Company had restricted cash of $34.7 million at December 31, 2001. Restricted cash of $15.0 million was collateral on the revolving loan agreement. The remaining $19.7 million is collateral on outstanding letters of credit for
(i) industrial revenue bond of $9.7 million, (ii) FUNSA of $6.0 million, and
(iii) other letters of credit of $4.0 million. Letters of credit were previously issued under the Company's credit facility, which was replaced in December 2001.

The Company's Board of Directors has authorized Titan to repurchase up to 10.0 million shares of its common stock. The Company repurchased 0.1 million and 0.2 million shares in 2001 and 2000, respectively. The Company repurchased 7.0 million shares in years prior to 2000 leaving the Company with authorization to repurchase an additional 2.7 million common shares.

Liquidity Outlook

The continued three-year slump in the large agricultural equipment market, sustained pricing pressure, and the three and one half-year labor strikes all took their toll on Titan's profitability and the financial ratios of the Company. These events, combined with the faltering economy, have created a difficult operating environment for Titan. The Company is now concentrating on further developing a streamlined infrastructure to accommodate an anticipated increase in demand for Titan product.

At December 31, 2001, the Company had unrestricted cash and cash equivalents of $9.2 million and no amounts were drawn on the $20 million revolving loan agreement. Due to losses the Company has sustained, Titan expects a domestic tax refund between $7 and $9 million. Cash on hand, anticipated internal cash flows and utilization of available borrowing are expected to provide sufficient liquidity for working capital needs, capital expenditures, the current portion of long-term debt, and acquisitions for the near term. However, if the Company exhausted all currently available working capital sources or were not to meet the financial covenants and conditions of its loan agreements, the Company may find it extremely difficult to secure additional funding and to meet its working capital requirements.

OUTLOOK

Economic uncertainty makes it difficult to determine when the Company will see significant increases in sales. To combat this uncertainty, the Company is concentrating on lowering costs and developing unique products and relationships. The Company is developing relationships to supply custom branded tires to OEMs in the agricultural, earthmoving/construction, and consumer markets. As these relationships develop, Titan would expect an increase in market share in these segments. The Company expects sales of LSW assemblies to increase as development efforts continue with OEM and aftermarket customers. Titan is focusing on LSW assemblies that will provide benefits to the customers and increased margins for the Company. Titan has made the decision to market its products directly to equipment dealers in an effort to increase sales and more effectively demonstrate the performance, safety and productivity features of Titan products. The Company's national sales force introduced this program during the second quarter of 2000, and the program was expanded during 2001. The introduction of LSW assemblies and the equipment dealer program are expected to drive aftermarket demand and should increase original equipment margins in the future.

Agricultural Segment

Agricultural market sales are expected to be flat in 2002 due to a continuation of relatively low grain prices. In November 2001, Titan secured approval to sell Titan wheels and tires through the CNH Global N.V. dealer network. As Titan wheels and tires are made available through hundreds of Case IH and New Holland agricultural equipment dealers in North America, the demand for Titan products from farmers should increase. Titan secured a long-term exclusive agreement with Mahindra U.S.A., the American branch of India's largest tractor manufacturer Mahindra & Mahindra Ltd., to supply wheels and tires for compact and utility tractors imported for sale in the United States. Mahindra is the fourth largest tractor manufacturer in the world in terms of units, and is experiencing double-digit growth in U.S. demand as they execute their managed growth strategy. The European agricultural market anticipates a double-digit downturn in 2002. However, Titan's European facilities anticipate that the slowdown will be partially offset by new business. Predictions for the agricultural market in 2002 are tenuous due to the current unprecedented events and conditions. Many variables, including weather, export markets, and future government policies and payments can greatly influence the overall health of the agricultural economy.

Earthmoving/Construction Segment

Sales for the earthmoving/construction market are expected to be flat to slightly lower in 2002 as a result of the economic slowdown in the United States. Equipment rental agencies are enduring difficult conditions as projects are halted and the market is deluged with excessive used equipment, decreasing the demand for new equipment. Titan continues to introduce new products to meet the varied demands of construction equipment manufacturers. Titan is in the final stage of testing a three-piece wheel design intended to replace the standard five-piece design. Several customers are interested in this design because the wheel weighs less without a sacrifice in strength. Titan's program with CNH will enable the Company to sell the extensive line of construction and industrial wheels and tires through Case and New Holland construction equipment dealers throughout the United States.

Consumer Segment

Sales in the consumer market are expected to be flat in 2002. The Company is introducing tires to capitalize on the success of the ATV market while developing new trailer component products to target specific opportunities for expanded market share. The ATV wheel and tire aftermarket is expected to continue to grow. The trailer market has undergone a downturn, therefore, Titan is diversifying the product mix of trailer components to take advantage of various trends within the trailer industry.

MARKET RISK SENSITIVE INSTRUMENTS

Exchange Rate Sensitivity

The Company is exposed to fluctuations in the Euro, British pound and other world currencies. Titan views its investments in foreign subsidiaries as long-term commitments and does not hedge foreign currency transaction or translation exposures. The Company's net investment in foreign subsidiaries translated into U.S. dollars at December 31, 2001, is $51.3 million. The hypothetical potential loss in value of the Company's net investment in foreign subsidiaries resulting from a 10% adverse change in foreign currency exchange rates at December 31, 2001, would amount to $5.1 million.

Commodity Price Sensitivity

The Company does not generally enter into long-term commodity contracts and does not use derivative commodity instruments to hedge its exposures to commodity market price fluctuations. Therefore, the Company is exposed to price fluctuations of its key commodities, which consist primarily of steel and rubber. The Company attempts and, depending on market conditions, is able to pass on material price increases and decreases to its customers.

Interest Rate Sensitivity

At December 31, 2001, the fair value of the Company's senior subordinated notes, based upon quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, was $78.6 million, compared to the carrying value of $136.8 million. The Company believes the carrying value of its other debt reasonably approximates fair value at December 31, 2001.

EURO CONVERSION

The Company adopted the Euro currency in operations affected by this change on January 1, 2002. The costs associated with the transition to the Euro were not material.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was adopted on January 1, 2001. The Company does not utilize derivatives to manage the interest rate or currency risks, therefore, there was no material impact resulting from the adoption of SFAS No. 133 on its financial position, cash flows or results of operations.

In July 2001, SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", were issued. Statement 141 requires the purchase method of accounting for all business combinations and eliminates the pooling of interests method effective June 30, 2001. Statement 142 requires goodwill related to acquisitions after June 30, 2001, not to be amortized and written down only for impairments. Upon adoption of this statement, the same accounting will apply to goodwill acquisitions prior to June 30, 2001. The Company must adopt these statements in 2002. The Company's amortization of goodwill during the year ended December 31, 2001, was $0.8 million. The Company is evaluating the effect Statements 141 and 142 will have on its financial position, cash flows, and results of operations.

In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued. Statement 143 requires legal obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this standard to have a material effect on its financial position, cash flows or results of operations.

In July 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued. This statement retains the previous cash flow test for impairment and broadens the presentation of discontinued operations. SFAS No. 144 will be adopted in the first quarter of 2002. The Company does not expect the adoption of this standard to have a material effect on its financial position, cash flows or results of operations.

SAFE HARBOR STATEMENT

This Form 10-K contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in the Company's business,
(ii) future expenditures for capital projects, (iii) the Company's ability to continue to control costs and maintain quality, (iv) meeting financial covenants and conditions of its loan agreements, (v) the Company's business strategies, including its intention to introduce new products, (vi) expectations concerning the performance and commercial success of the Company's existing and new products and (vii) the Company's intention to consider and pursue acquisitions. Readers of this Form 10-K should understand that these forward-looking statements are based on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control.

Actual results could differ materially from these forward-looking statements as a result of certain factors, including, (i) changes in the Company's end-user markets as a result of world economic or regulatory influences, (ii) changes in the competitive marketplace, including new products and pricing changes by the Company's competitors, (iii) availability and price of raw materials, (iv) levels of operating efficiencies, (v) actions of domestic and foreign governments, (vi) results of investments, and (vii) ability to secure financing at reasonable terms. Any changes in such factors could lead to significantly different results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7, Part II of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 14, Part IV of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS

The information required by Item 10 regarding the Company's directors is incorporated by reference to the Company's 2002 Proxy Statement under the captions "Elections of Directors" and "Directors Continuing in Office". The information required by Item 10 regarding the Company's executive officers appears as Item 4a, Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the Company's 2002 Proxy Statement under the caption "Executive Officers Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the Company's 2002 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the Company's 2002 Proxy Statement under the caption "Related Party Transactions" and also appears in Note 19 of the Company's Notes to Consolidated Financial Statements.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K


(a)  1.  Financial Statements

         Management's Responsibility for Financial Statements          F-1

         Report of PricewaterhouseCoopers LLP                          F-2

         Consolidated Statements of Operations
              for the years ended December 31, 2001, 2000 and 1999     F-3

         Consolidated Balance Sheets
              at December 31, 2001 and 2000                            F-4

         Consolidated Statements of Changes in
              Stockholders' Equity for the years
              ended December 31, 2001, 2000 and 1999                   F-5

         Consolidated Statements of Cash Flows
              for the years ended December 31, 2001, 2000 and 1999     F-6

         Notes to Consolidated Financial Statements                    F-7 through F-24

     2.  Financial Statement Schedule

         Schedule II -- Valuation Reserves                             S-1


     3.  Exhibits

         The accompanying Exhibit Index is incorporated herein by reference.

(b)      Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 22, 2002                 TITAN INTERNATIONAL, INC.

                                  By:  /S/ MAURICE M. TAYLOR JR.
                                       -------------------------
                                           Maurice M. Taylor Jr.
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2002.

             Signatures                  Capacity
             ----------                  --------

  /S/ MAURICE M. TAYLOR JR.              President, Chief Executive Officer
-----------------------------------      and Director
          Maurice M. Taylor Jr.          (Principal Executive Officer)


    /S/  KENT W. HACKAMACK               Vice President of Finance and Treasurer
-----------------------------------      (Principal Financial Officer and
           Kent W. Hackamack             Principal Accounting Officer)


         /S/  ERWIN H. BILLIG            Director
-----------------------------------
                 Erwin H. Billig

     /S/  EDWARD J. CAMPBELL             Director
-----------------------------------
             Edward J. Campbell

  /S/  RICHARD M. CASHIN JR.             Director
-----------------------------------
           Richard M. Cashin Jr.

           /S/  ALBERT J. FEBBO          Director
-----------------------------------
                Albert J. Febbo

        /S/  MITCHELL I. QUAIN           Director
-----------------------------------
                Mitchell I. Quain

      /S/  ANTHONY L. SOAVE              Director
-----------------------------------
               Anthony L. Soave

                            TITAN INTERNATIONAL, INC.

                                  EXHIBIT INDEX
                                    FORM 10-K
                                      2001

Exhibit
   No.                                               DESCRIPTION
-------                                              -----------
3(a)(1)           Amended Restated Articles of Incorporation of the Company
3(b)(2)           Bylaws of the Company
10(a)(3)          Registration Rights Agreement dated November 12, 1993, between the Company and 399
                  Venture Partners, Inc.
10(b)(4)          Indenture between the Company and The First National Bank of Chicago dated
                  March 21, 1997
10(b)(1)          Multicurrency Credit Agreement dated September 17, 1998, among the Company, Harris
                  Trust and Savings Bank and the banks named therein
10(c)(5)          The December 22, 1999, Amendment to Multicurrency Credit Agreement dated
                  September 17, 1998, among the Company, Harris Trust and Savings Bank and the banks named therein
10(d)(6)          The August 20, 2001, Amendment to Multicurrency Credit Agreement dated September
                  17, 1998, among the Company, Harris Trust and Savings Bank and the banks named therein
10(e)(7)          Credit Agreement dated December 21, 2001, among the Company and General Electric
                  Capital Corporation serving as agent for a group of lenders
10(f)(7)          Loan Agreement dated December 21, 2001, among the Company and LaSalle Bank
                  National Association
10(g)(8)          1994 Non-Employee Director Stock Option Plan
10(h)(8)          1993 Stock Incentive Plan
21*               Subsidiaries of the Registrant
23.1*             Consent of PricewaterhouseCoopers LLP
-----------------------------


*Filed herewith

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

(6) Incorporated by reference to the same numbered exhibit filed with the Company's Form 8-K filed on August 31, 2001.

(7) Incorporated by reference to the same numbered exhibit filed with the Company's Form 8-K filed on January 18, 2002.

(8) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-61743).

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS


The consolidated financial statements of Titan International, Inc. were prepared by management, which is responsible for their contents and integrity. They reflect amounts based upon management's best estimates and informed judgements in conforming to accounting principles generally accepted in the United States of America.

The Company maintains a system of internal accounting controls and procedures which is designed, consistent with reasonable cost, to provide reasonable assurance that transactions are executed as authorized and that they are properly recorded to produce reliable financial records and to safeguard assets against loss.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of
Titan International, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 25 present fairly, in all material respects, the financial position of Titan International, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 25 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

St. Louis, Missouri
February 19, 2002

                            TITAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                        2001               2000              1999
                                                                        ----               ----              ----
Net sales                                                            $  457,475         $  543,069        $  588,023

Cost of sales                                                           436,924            502,924           526,329
                                                                     ----------         ----------        ----------

Gross profit                                                             20,551             40,145            61,694

Selling, general and administrative expenses                             44,162             44,087            51,614

Union strike settlement and other costs                                   6,765                  0                 0

Research and development expenses                                         3,089              4,704             6,310
                                                                     ----------         ----------        ----------

(Loss) income from operations                                           (33,465)            (8,646)            3,770

Interest expense                                                        (20,919)           (22,558)          (23,603)

Gain on sale of assets                                                    1,619             38,727             4,933

Other income (expense)                                                    2,023              1,179            (3,545)
                                                                     ----------         ----------        ----------

(Loss) income before income taxes                                       (50,742)             8,702           (18,445)

(Benefit) provision for income taxes                                    (13,339)             4,177            (7,009)
                                                                     ----------         ----------        ----------

(Loss) income before extraordinary item                                 (37,403)             4,525           (11,436)

Extraordinary gain on early retirement of debt,
  net of taxes of $1,742                                                  2,614                  0                 0
                                                                     ----------         ----------        ----------

Net (loss) income                                                    $  (34,789)        $    4,525        $  (11,436)
                                                                     ==========         ==========        ==========


(Loss) earnings per common share before extraordinary item:
  Basic                                                                  $(1.81)              $.22             $(.55)
  Diluted                                                                 (1.81)               .22              (.55)

Extraordinary gain per common share:
  Basic                                                                    $.13               $.00              $.00
  Diluted                                                                   .13                .00               .00

(Loss) earnings per common share:
  Basic                                                                  $(1.68)              $.22             $(.55)
  Diluted                                                                 (1.68)               .22              (.55)

Average common shares and equivalents outstanding:
  Basic                                                                  20,656             20,694             20,752
  Diluted                                                                20,656             20,694             20,752


          See accompanying Notes to Consolidated Financial Statements.

                            TITAN INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             DECEMBER 31,
ASSETS                                                                                  2001              2000
                                                                                        ----              ----
Current assets
  Cash and cash equivalents                                                          $     9,214        $    5,668
  Accounts receivable (net allowance of $3,523 and $3,764, respectively)                  78,144            83,689
  Inventories                                                                            116,801           160,309
  Deferred income taxes                                                                   21,175             8,022
  Prepaid and other current assets                                                        37,389            27,868
                                                                                     -----------        ----------

    Total current assets                                                                 262,723           285,556

  Property, plant and equipment, net                                                     205,047           232,335
  Restricted cash deposits                                                                34,661                 0
  Other assets                                                                            49,538            54,829
  Goodwill, net                                                                           16,985            18,921
                                                                                     -----------        ----------

Total assets                                                                         $   568,954        $  591,641
                                                                                     ===========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Short-term debt (including current portion of long-term debt)                       $     4,304        $    5,377
 Accounts payable                                                                         54,658            53,524
 Other current liabilities                                                                23,077            40,539
                                                                                     -----------        ----------

    Total current liabilities                                                             82,039            99,440

Deferred income taxes                                                                     24,161            20,754
Other long-term liabilities                                                               20,225            14,767
Long-term debt                                                                           256,622           227,975
                                                                                     -----------        ----------

    Total liabilities                                                                    383,047           362,936
                                                                                     -----------        ----------

Commitments and contingencies: Notes 9, 15 and 17

Stockholders' equity
 Common stock (no par, 60,000,000 shares authorized, 27,555,081 issued)                       27                27
 Additional paid-in capital                                                              211,905           213,423
 Retained earnings                                                                        83,998           119,405
 Treasury stock (at cost, 6,864,947 and 6,928,684 shares, respectively)                  (91,270)          (93,041)
 Accumulated other comprehensive loss                                                    (18,753)          (11,109)
                                                                                     ----------         ----------

Total stockholders' equity                                                               185,907           228,705
                                                                                     -----------        ----------

Total liabilities and stockholders' equity                                           $   568,954        $  591,641
                                                                                     ===========        ==========

          See accompanying Notes to Consolidated Financial Statements.

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            ACCUMULATED
                                    NUMBER OF             ADDITIONAL                           OTHER
                                  COMMON SHARES  COMMON    PAID-IN    RETAINED    TREASURY  COMPREHENSIVE
                                                  STOCK    CAPITAL    EARNINGS     STOCK    INCOME (LOSS)      TOTAL
                                  --------------------------------------------------------------------------------------
BALANCE JANUARY 1, 1999             20,928,655       $27   $214,807  $ 128,801   $(92,304)    $ (4,294)       $247,037
                                                                     ---------                --------        --------

Comprehensive Income (Loss):
   Net loss                                                            (11,436)                                (11,436)
   Currency translation adjustment                                                              (5,341)         (5,341)
   Minimum pension liability                                                                     2,306           2,306
                                                                     ---------                --------        --------
Comprehensive Income (Loss)                                            (11,436)                 (3,035)        (14,471)
Dividends paid on common stock                                          (1,242)                                 (1,242)
Issuance of common stock
  under 401(k) plans                    34,942                  336                                                336
Issuance of treasury stock
  under 401(k) plans                    80,483                 (297)                1,107                          810
Treasury stock transactions           (428,100)                                    (3,604)                      (3,604)
                                    ----------      ----  ---------  ---------   --------     --------        --------

BALANCE DECEMBER 31, 1999           20,615,980        27    214,846    116,123    (94,801)      (7,329)        228,866
                                                                     ---------                --------        --------


Comprehensive Income (Loss):
   Net income                                                            4,525                                   4,525
   Currency translation adjustment                                                              (3,759)         (3,759)
   Minimum pension liability                                                                       (21)            (21)
                                                                     ---------                --------        --------
Comprehensive Income (Loss)                                              4,525                  (3,780)            745
Dividends paid on common stock                                          (1,243)                                 (1,243)
Issuance of treasury stock
  under 401(k) plans                   193,017               (1,423)                2,624                        1,201
Treasury stock transactions           (182,600)                                      (864)                        (864)
                                    ----------      ----  ---------  ---------   --------     --------        --------

BALANCE DECEMBER 31, 2000           20,626,397        27    213,423    119,405    (93,041)     (11,109)        228,705
                                                                     ---------                --------        --------

Comprehensive Income (Loss):
   Net loss                                                            (34,789)                                (34,789)
   Currency translation adjustment                                                              (1,977)         (1,977)
   Minimum pension liability                                                                    (5,667)         (5,667)
                                                                     ---------                --------        --------
Comprehensive Income (Loss)                                            (34,789)                 (7,644)        (42,433)
Dividends paid on common stock                                            (618)                                   (618)
Issuance of treasury stock
  under 401(k) plans                   160,937               (1,518)                2,146                          628
Treasury stock transactions            (97,200)                                      (375)                        (375)
                                    ----------      ----  ---------  ---------   --------     --------        --------

BALANCE DECEMBER 31, 2001           20,690,134       $27   $211,905  $  83,998   $(91,270)    $(18,753)       $185,907
                                    ==========       ===  =========  =========   ========     ========        ========


          See accompanying Notes to Consolidated Financial Statements.

                            TITAN INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (ALL AMOUNTS IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                             2001             2000             1999
                                                                             ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                       $ (34,789)       $  4,525        $  (11,436)
  Adjustments to reconcile net income to net cash provided
   by (used for) operating activities:
    Depreciation and amortization                                            37,263          37,221            38,615
    Gain on sale of assets                                                   (1,619)        (38,727)           (4,933)
    Gain on early retirement of debt                                         (4,356)              0                 0
    Deferred income tax (benefit) provision                                  (9,746)         (2,747)            6,283
    Noncash portion of union settlement and other costs                       3,846               0                 0
 (Increase) decrease in current assets:
    Accounts receivable                                                       4,303           7,909             1,481
    Inventories                                                              41,140         (36,751)           10,631
    Prepaid and other current assets                                          2,377           3,732            (6,255)
Increase (decrease) in current liabilities:
    Accounts payable                                                          1,956           3,889            (5,662)
    Other current liabilities                                               (19,702)          2,415           (26,151)
Other, net                                                                    5,090          (7,273)              507
                                                                          ---------        --------        ----------

    NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                     25,763         (25,807)            3,080
                                                                          ---------        --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                      (11,865)        (28,769)          (39,098)
  Proceeds from sale of assets                                                5,200          94,063            15,226
  Acquisitions, net of cash acquired                                              0               0           (12,165)
  Purchase of preferred stock                                                (4,500)              0                 0
  Other                                                                      (5,321)            963                 0
                                                                          ---------        --------        ----------

    NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                    (16,486)         66,257           (36,037)
                                                                          ---------        --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                  116,565               0             6,967
  Repayments on debt/repurchase of bonds                                    (24,660)        (20,167)             (668)
  (Repayments) proceeds on credit facility, net                             (60,000)        (22,000)           27,000
  Increase in restricted cash deposits                                      (34,661)              0                 0
  Repurchase of common stock                                                   (375)           (640)           (3,604)
  Payment of financing fees                                                  (2,279)              0            (1,343)
  Dividends paid                                                               (827)         (1,240)           (1,247)
  Other                                                                         627           1,201             1,146
                                                                          ---------        --------        ----------

    NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                     (5,610)        (42,846)           28,251
                                                                          ---------        --------        ----------


Effect of exchange rate changes on cash                                        (121)           (542)             (804)

Net increase (decrease) in cash and cash equivalents                          3,546          (2,938)           (5,510)

Cash and cash equivalents, beginning of year                                  5,668           8,606            14,116
                                                                          ---------        --------         ---------

Cash and cash equivalents, end of year                                    $   9,214        $  5,668        $    8,606
                                                                          =========        ========        ==========

          See accompanying Notes to Consolidated Financial Statements.

                            TITAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS
Titan International, Inc. (Titan or the Company), is a global manufacturer of off-highway wheels and tires for the agricultural, earthmoving/construction and consumer markets. The Company generally manufactures both wheels and tires for these markets and provides the value-added service of assembling the complete wheel-tire system. The primary materials utilized in the manufacturing process are steel and rubber, which are obtained from a broad base of suppliers.

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

BASIS OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. Titan records its investment in each unconsolidated affiliated company (20% to 50% ownership) at its related equity in the net assets of such affiliate as adjusted for equity earnings and losses. Investments of less than 20% in other companies are generally carried at cost. All significant intercompany accounts and transactions have been eliminated.

INVENTORIES
Inventories are valued at the lower of cost or market. For United States operations, cost is determined using the last-in, first-out (LIFO) method for approximately 58% of inventories and the first-in, first-out (FIFO) method for the remainder of inventories. Inventory of foreign subsidiaries is valued using the FIFO method.

FIXED ASSETS
Property, plant and equipment have been recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives of the related assets:

                                                                         YEARS
                                                                         -----
                  Building and improvements                               25
                  Machinery and equipment                                 10
                  Tools, dies and molds                                    5

Maintenance and repairs are expensed as incurred. When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are eliminated and any gain or loss on disposition is included in income.

GOODWILL
Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The Company's goodwill for foreign and domestic subsidiaries is amortized over 25 and 40 years, respectively, on a straight-line basis.

                            TITAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED FINANCING COSTS
Deferred financing costs are costs incurred in connection with the Company's term loan, senior subordinated notes, and industrial revenue bonds. The costs associated with the term loan are being amortized over five years, the term of the loan. The discount and costs associated with the senior subordinated notes are being amortized over ten years, the term of the notes. The costs associated with the industrial revenue bonds are being amortized over thirteen years, the term of the bonds.

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

REVENUE RECOGNITION
The Company records sales revenue and cost of sales when products are shipped to customers and both title and the risks and rewards of ownership are transferred. Provisions are established for sales returns, warranties and uncollectible accounts.

INCOME TAXES
Deferred income tax provisions are determined using the liability method whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax basis of assets and liabilities.

EARNINGS PER SHARE
Basic earnings per share (EPS) is computed by dividing consolidated net earnings by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net earnings by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. Potential common shares consist solely of outstanding options under the Company's stock option plans.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value. The senior subordinated notes due 2007 are the only significant financial instrument of the Company with a fair value different than the recorded value. At December 31, 2001, the fair value of the senior subordinated notes, based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, was approximately $78.6 million, compared to a carrying value of $136.8 million.

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

                            TITAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN MARKET RISK
The Company manufactures and sells its products in the United States and foreign countries. The Company is potentially subject to foreign currency exchange risk relating to receipts from customers and payments to suppliers in foreign currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company operates. Gains and losses arising from the settlement of foreign currency transactions are charged to the related period's Consolidated Statement of Operations. Translation adjustments arising from the translation of foreign subsidiary financial statements are recorded as a part of accumulated other comprehensive loss in stockholders' equity.

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

Investing activities during the year ended December 31, 2000, including certain non-cash transactions, related to the Company's sale of assets of two facilities located in Clinton, Tennessee, and Slinger, Wisconsin, involved the following (in thousands):

    Fair value of assets sold, other than cash and cash equivalents:
      Current assets                                                                  $    9,394
      Property, plant and equipment                                                       25,611
      Goodwill                                                                            19,479
    Liabilities sold                                                                         852
    Gain on sale                                                                          38,727
                                                                                      ----------
    Cash received                                                                     $   94,063
                                                                                      ----------

Investing activities during the year ended December 31, 1999, included certain non-cash transactions related to the Company's acquisition of certain assets of Wheels India Limited. During 1999, Titan paid $12.2 million to acquire 35.9% of Wheels India Limited, which is being accounted for under the equity method of accounting. Equity earnings for 2001 and 2000 were not significant to Titan's results of operations.

The Company paid $19.7 million, $20.9 million, and $22.3 million for interest; and $5.9 million, $6.2 million, and $0.7 million for income taxes in 2001, 2000 and 1999, respectively.

STOCK-BASED COMPENSATION
The Company utilizes Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) to account for employee stock options and related instruments. Pro forma fair value based disclosures required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123), are reflected in Note 16.

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

In July 2001, SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", were issued. Statement 141 requires the purchase method of accounting for all business combinations and eliminates the pooling of interests method effective June 30, 2001. Statement 142 requires goodwill related to acquisitions after June 30, 2001, not to be amortized and written down only for impairments. Upon adoption of this statement, the same accounting will apply to goodwill acquisitions prior to June 30, 2001. The Company must adopt these statements in 2002. The Company's amortization of goodwill during the year ended December 31, 2001, was $0.8 million. The Company is evaluating the effect Statements 141 and 142 will have on its financial position, cash flows, and results of operations.

In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued. Statement 143 requires legal obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this standard to have a material effect on its financial position, cash flows or results of operations.

In July 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued. This statement retains the previous cash flow test for impairment and broadens the presentation of discontinued operations. SFAS No. 144 will be adopted in the first quarter of 2002. The Company does not expect the adoption of this standard to have a material effect on its financial position, cash flows or results of operations.

RECLASSIFICATION
Certain amounts from prior years have been reclassified to conform to the current year's presentation.

2.   UNION STRIKE SETTLEMENT AND OTHER COSTS

In September of 2001, employees of the Company's Des Moines, Iowa, facility approved a new labor agreement effective through the year 2006. In December of 2001, former workers at the Company's Natchez, Mississippi, facility approved a new labor agreement effective through the year 2006. The employees or former workers at these facilities had been on strike for 40 and 39 months, respectively. The Company recorded union strike settlement and other costs of $6.8 million for the year ended December 31, 2001. This amount is attributed to the union settlement with the Company's Des Moines, Iowa, and Natchez, Mississippi, facilities as well as other costs to which the strike contributed. Included in these costs were (i) union settlement payments and retraining costs of $2.9 million, (ii) goodwill and prepaid write-downs of $2.0 million, and
(iii) inventory write-downs of $1.9 million.

                            TITAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   INVENTORIES

Inventories at December 31, 2001 and 2000, consisted of the following (in thousands):

                                                                             2001                  2000
                                                                             ----                  ----
     Raw material                                                      $    34,771           $    41,284
     Work-in-process                                                        11,549                15,919
     Finished goods                                                         67,647               100,622
                                                                       -----------           -----------
                                                                           113,967               157,825
     LIFO reserve                                                            2,834                 2,484
                                                                       -----------           -----------
                                                                       $   116,801           $   160,309
                                                                       ===========           ===========

4.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2001 and 2000, consisted of the following (in thousands):

                                                                             2001                  2000
                                                                             ----                  ----
     Land and improvements                                             $     3,207           $     3,212
     Buildings and improvements                                             64,350                62,511
     Machinery and equipment                                               250,650               252,583
     Tools, dies and molds                                                  57,849                55,122
     Construction in process                                                18,623                19,919
                                                                       -----------           -----------
                                                                           394,679               393,347
     Less accumulated depreciation                                        (189,632)             (161,012)
                                                                       -----------           -----------
                                                                       $   205,047           $   232,335
                                                                       ===========           ===========

Depreciation of fixed assets for the years 2001, 2000 and 1999 totaled $33.7 million, $34.3 million, and $34.4 million, respectively. Company facilities located in Natchez, Mississippi, and Greenwood, South Carolina, not currently in operation have net fixed assets of $24.2 million and $6.1 million, respectively. The Company continues to depreciate these fixed assets.

5.   RESTRICTED CASH DEPOSITS

The Company had restricted cash of $34.7 million at December 31, 2001. Restricted cash of $15.0 million was collateral on the revolving loan agreement. The remaining $19.7 million is collateral on outstanding letters of credit for
(i) industrial revenue bond of $9.7 million, (ii) FUNSA of $6.0 million, and
(iii) other letters of credit of $4.0 million. Letters of credit were previously issued under the Company's credit facility, which was replaced in December 2001.

6.   OTHER ASSETS

Other assets at December 31, 2001 and 2000, consisted of the following (in thousands):

                                                                             2001                  2000
                                                                             ----                  ----
     Investments - common and preferred stock                          $    25,928           $    21,782
     Notes receivable                                                       13,349                19,704
     Deferred financing                                                      4,605                 4,434
     Other                                                                   5,656                 8,909
                                                                       -----------           -----------
                                                                       $    49,538           $    54,829
                                                                       ===========           ===========

                            TITAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   GOODWILL

Goodwill at December 31, 2001 and 2000, consisted of the following (in thousands):

                                                                             2001                  2000
                                                                             ----                  ----
     Goodwill                                                          $    22,442           $    23,617
     Less accumulated amortization                                          (5,457)               (4,696)
                                                                       -----------           -----------
                                                                       $    16,985           $    18,921
                                                                       ===========           ===========

Amortization of goodwill for the years 2001, 2000 and 1999 totaled $0.8 million, $0.9 million, and $1.3 million.

8.   OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2001 and 2000, consisted of the following (in thousands):

                                                                             2001                  2000
                                                                             ----                  ----
     Accrued wages and commissions                                     $     7,093           $     7,489
     Accrued interest                                                        3,006                 3,665
     Acquisition payable                                                         0                 5,446 (a)
     Income taxes payable                                                        0                 5,264
     Other                                                                  12,978                18,675
                                                                       -----------           -----------
                                                                       $    23,077           $    40,539
                                                                       ===========           ===========

     (a) Amount was paid in 2001 and has been included within the consolidated statements of cash flows under other investing activities.

9.   LONG-TERM DEBT

Long-term debt at December 31, 2001 and 2000, consisted of the following (in thousands):

                                                                            2001                   2000
                                                                            ----                   ----
     Senior subordinated notes                                         $  136,750            $   150,000
     Credit facility (Expiration December 2001)                                 0                 60,000
     Term loan (Effective December 2001)                                   99,000                      0
     Revolving loan agreement (Effective December 2001)                         0                      0
     Notes payable to Pirelli                                                   0                 10,000
     Industrial revenue bonds and other                                    25,176                 13,352
                                                                       ----------            -----------
                                                                          260,926                233,352
     Less amounts due within one year                                       4,304                  5,377
                                                                      -----------            -----------
                                                                      $   256,622            $   227,975
                                                                      ===========            ===========

In March 1997, the Company issued $150 million principal amount of 8 3/4% senior subordinated notes, priced to the public at 99.5 percent, due 2007. During the second quarter of 2001, the Company retired $13.3 million of these notes. A pretax gain of $4.4 million was recognized on this early retirement of debt.

In December 1998, Titan Tire Corporation issued two $5.0 million subordinated notes with fixed interest rates of 6 1/2% to Pirelli LLC to acquire certain property, plant and equipment. The notes were paid in July and December of 2001, respectively.

                            TITAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   LONG-TERM DEBT (CONTINUED)

On August 20, 2001, the Company amended its multicurrency credit agreement, decreasing its availability under this credit facility from $175 million to $115 million and changing the expiration date to December 31, 2001. The Company paid interest rates ranging from 3.35% to 10.50% on the outstanding balance under the Facility in 2001. In December 2001, the Company replaced this credit facility with a $99 million five-year term loan and a $20 million five-year revolving loan agreement.

At December 31, 2001, $99.0 million was outstanding on the five-year term loan. The term loan is secured by certain receivables, inventory and fixed assets. The term loan, which expires in December 2006, has an interest rate of LIBOR plus a margin that ranges from 4% to 4 1/2%. The term loan contains restrictions related to dividends, investments, guarantees, certain financial ratios and other customary affirmative and negative covenants. Principal payments of $2.5 million are due in 2002 on this term loan.

At December 31, 2001, no amounts were drawn on the $20 million revolving loan agreement. The loan agreement is secured by $15 million in cash as well as certain receivables, inventory, and fixed assets. The loan agreement, which expires in December 2006, allows Titan to borrow funds at an interest rate of LIBOR plus 2%, or at the prime rate. The revolving loan agreement contains restrictions related to dividends, investments, guarantees, certain financial ratios and other customary affirmative and negative covenants.

Other debt primarily consists of industrial revenue bonds, loans from local and state entities and various other long-term notes. The increase in other debt consists primarily of the addition of a $10.7 million term loan at the Company's Italian facility. This term loan has a five-year term and interest rates paid on this loan ranged from 5% to 6% in 2001.

Aggregate maturities of long-term debt are as follows (in thousands):

             2002                                            $     4,304
             2003                                                  9,849
             2004                                                 12,231
             2005                                                 15,524
             2006                                                 71,118
             Thereafter                                          147,900
                                                             -----------
                                                             $   260,926
                                                             ===========

10.  OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following (in thousands):

                                                          2001                 2000                 1999
                                                          ----                 ----                 ----
        Interest income                              $     2,380          $     2,516          $     1,293
        Foreign exchange losses                           (1,101)              (1,710)              (2,752)
        All other income (expense)                           744                  373               (2,086)
                                                     -----------          -----------         ------------
                                                     $     2,023          $     1,179          $    (3,545)
                                                     ===========          ===========          ===========

                            TITAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     11.  INCOME TAXES

Income (loss) before income taxes, including the extraordinary gain on early retirement of debt, consisted of the following (in thousands):

                                                           2001                  2000               1999
                                                           ----                  ----               ----
        Domestic                                     $   (46,013)         $      5,026         $   (20,779)
        Foreign                                             (373)                3,676               2,334
                                                     -----------          ------------         -----------
                                                     $   (46,386)         $      8,702         $   (18,445)
                                                     ===========          ============         ===========

The provision (benefit) for income taxes, including taxes related to the extraordinary gain on early retirement of debt, was as follows (in thousands):

                                                           2001                  2000               1999
                                                           ----                  ----               ----
    Current
      Federal                                        $    (1,382)         $      3,177         $   (11,929)
      State                                               (1,258)                  487              (2,609)
      Foreign                                                790                 3,260               1,246
                                                     -----------          ------------         -----------
                                                          (1,850)                6,924             (13,292)
                                                     -----------          ------------         -----------
    Deferred
      Federal                                             (9,280)               (1,862)              5,826
      State                                               (1,184)                 (401)              1,253
      Foreign                                                717                  (484)               (796)
                                                     -----------          ------------         -----------
                                                          (9,747)               (2,747)              6,283
                                                     -----------          ------------         -----------
    Provision (benefit) for income taxes             $   (11,597)         $      4,177         $    (7,009)
                                                     ===========          ============         ===========

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pretax income (loss) as a result of the following:

                                                                2001             2000              1999
                                                                ----             ----              ----
        Statutory U.S. federal tax rate                         (35.0)%           35.0%            (35.0)%
        State taxes, net                                         (4.5)             4.6              (4.8)
        Foreign taxes, net                                        1.4              0.0              (1.8)
        Nondeductible goodwill amortization                       2.6              3.1               2.2
        Other, net                                               10.5              5.3               1.4
                                                                -----            -----             -----
        Effective tax rate                                      (25.0)%           48.0%            (38.0)%
                                                                =====            =====             =====

Federal income taxes are provided on earnings of foreign subsidiaries except to the extent that such earnings are expected to be indefinitely reinvested abroad.

                            TITAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  INCOME TAXES (CONTINUED)

Deferred tax assets (liabilities) at December 31, 2001 and 2000, respectively, consisted of the following (in thousands):

                                                                            2001                    2000
                                                                            ----                    ----
         Minimum pension                                              $    3,778              $        0
         Employee benefits and related costs                               2,097                   3,285
         EPA reserve                                                       1,699                   1,524
         Allowance for bad debts                                           1,031                   1,264
         Inventory                                                             0                     539
         Other                                                             2,150                   2,934
                                                                      ----------              ----------
         Gross deferred tax assets                                        10,755                   9,546
                                                                      ----------              ----------

         Fixed assets                                                    (20,455)                (20,542)
         Deferred gain                                                    (2,453)                 (1,736)
         Other                                                             9,167                       0
                                                                      ----------              ----------
         Gross deferred tax liabilities                                  (13,741)                (22,278)
                                                                      ----------              ----------

         Net deferred tax liabilities                                 $   (2,986)             $  (12,732)
                                                                      ==========              ==========

12.  STOCKHOLDERS' EQUITY

The Company repurchased 0.1 million, 0.2 million and 0.4 million shares of its common stock at a cost of $0.4 million, $0.9 million, and $3.6 million in 2001, 2000 and 1999, respectively. The Company is authorized to repurchase an additional 2.7 million common shares. The Company paid cash dividends of $.03 per share of common stock during 2001 and $.06 per share of common stock during each of 2000 and 1999.

13.  SALE OF ASSETS

On April 14, 2000, the Company sold certain assets (primarily raw material inventory, work-in-process inventory, and property, plant and equipment) of two facilities located in Clinton, Tennessee, and Slinger, Wisconsin, to Carlisle Tire and Wheel Company, a subsidiary of Carlisle Companies Incorporated, for approximately $94.1 million in cash. In conjunction with this transaction, the Company eliminated goodwill related to these operations totaling $19.5 million. The Company recorded a pretax gain on this transaction of $38.7 million in the second quarter of 2000. This nonrecurring gain has not been included in the pro forma amounts described below. These two facilities were in the business of providing wheels and tires to the consumer market, primarily for original equipment manufacturers' lawn and garden equipment and all terrain vehicles.

Had the transaction occurred on January 1, 2000, net sales for the year ended December 31, 2000, would have been $512.4 million. Net loss for the year ended December 31, 2000, would have been $(21.2) million. Loss per share for the year ended December 31, 2000, would have been $(1.02). There was no effect on net sales, net income or earnings per share for the year ended December 31, 2001, as a result of this transaction.

                            TITAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  EMPLOYEE BENEFIT PLANS

PENSION PLANS
The Company has a frozen defined benefit pension plan covering certain employees of Titan Tire Corporation. The Company has a frozen contributory defined benefit pension plan covering certain hourly employees of its Walcott, Iowa, facility. The Company sponsors a contributory defined benefit plan that covers former eligible bargaining employees of Dico, Inc. The Company's policy is to fund pension costs as accrued, which is consistent with the funding requirements of federal laws and regulations.

The Company's defined benefit plans have been aggregated in the following table. Included in the December 31, 2001, amounts are two plans with a projected benefit obligation and accumulated benefit obligation of $67.1 million, which exceeds the fair value of plan assets of $60.0 million at December 31, 2001. Included in the December 31, 2000, amounts is one plan with a projected benefit obligation and accumulated benefit obligation of $1.2 million, which exceeds the fair value of plan assets of $0.8 million at December 31, 2000.

The following table provides the change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheet of the defined benefit pension plans as of December 31, 2001, and 2000 (in thousands):

                                                                              2001                  2000
                                                                              ----                  ----
      Change in benefit obligation:
      Benefit obligation at beginning of year                             $  66,868             $  67,998
      Interest cost                                                           4,989                 5,043
      Actuarial losses                                                        3,405                   415
      Benefits paid                                                          (7,000)               (6,588)
                                                                          ---------             ---------
      Benefit obligation at end of year                                   $  68,262             $  66,868
                                                                          =========             =========

      Change in plan assets:
      Fair value of plan assets at beginning of year                      $  71,219             $  74,712
      Actual return on plan assets                                           (2,876)                2,446
      Employer contributions                                                    318                   649
      Benefits paid                                                          (7,000)               (6,588)
                                                                          ---------             ---------
      Fair value of plan assets at end of year                            $  61,661             $  71,219
                                                                          =========             =========

      Funded status                                                       $  (6,601)            $   4,351
      Unrecognized net loss (gain)                                           11,201                    74
      Unrecognized deferred tax liability                                      (573)                 (636)
                                                                          ---------             ---------
      Net amount recognized                                               $   4,027             $   3,789
                                                                          =========             =========

      Amounts recognized in consolidated balance sheet:
      Prepaid benefit cost                                                $     698             $   3,368
      Accrued benefit liability                                              (6,966)                 (429)
      Accumulated other comprehensive income                                 10,295                   850
                                                                          ---------             ---------
      Net amount recognized                                               $   4,027             $   3,789
                                                                          =========             =========

Included in the consolidated balance sheets at December 31, 2001, and 2000 are the after tax minimum pension liabilities for the unfunded pension plans of $6.2 million and $0.5 million, respectively.

                            TITAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.   EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table provides the components of net periodic pension costs for the plans and the assumptions used in the measurement of the Company's benefit obligation for years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                                     2001             2000              1999
                                                                     ----             ----              ----
     Components of net periodic pension cost:
       Interest cost                                              $  4,989         $  5,043          $  5,077
       Assumed return on assets                                     (4,871)          (5,139)           (4,553)
       Amortization of unrecognized deferred taxes                     (63)             (63)              (63)
       Amortization of net unrecognized loss                            25               19                17
                                                                  --------         --------          --------

     Net periodic pension cost (income)                           $     80         $   (140)         $    478
                                                                  ========         ========          ========

     Major assumptions:
       Discount rate                                                 7 1/4%     7 1/4-7 3/4%      7 1/4-7 3/4%
       Rate of return on plan assets                               7-8 1/2%         7-8 1/2%          7-8 1/2%

401(k)
The Company sponsors four 401(k) retirement savings plans. One plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement. Titan provides a 50% matching contribution in the form of the Company's common stock on the first 6% of the employee's contribution in this plan. A second plan is for the employees covered by a collective bargaining arrangement at Titan Tire Corporation and, as of September 2001, does not include a Company matching contribution. Participants of both of these plans may contribute up to 17% of their annual compensation, up to a maximum of $10,500 in 2001. Employees are fully vested with respect to their contributions. The Company issued 160,937 shares, 193,017 shares, and 80,483 shares of treasury stock in connection with these 401(k) plans during 2001, 2000 and 1999, respectively. Titan also issued 34,942 shares of common stock in connection with these 401(k) plans during 1999. Expenses related to these 401(k) plans were $0.8 million, $1.1 million, and $1.1 million for 2001, 2000 and 1999, respectively.

In 1999, the Company adopted 401(k) plans for the employees of Titan Tire Corporation of Texas and the employees of Titan Tire Corporation of Natchez. These plan participants may contribute up to 20% of their annual compensation, up to a maximum of $10,500 in 2001. Employees are fully vested with respect to their contributions. The Company provides a 50% match in the form of cash contributions on the first 6% of the employee's contribution in these plans up to a maximum of $500 per year. Expenses for the Company matching contribution were $0.1 million for each of 2001, 2000 and 1999.

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

                            TITAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  STOCK OPTION PLANS

The Company adopted the 1993 Stock Incentive Plan (the Plan) in which a total of 1,125,000 shares of common stock are reserved. Under the Plan, stock options (both incentive and non-qualified), restricted stock awards and performance awards may be granted to key employees or consultants at an exercise price not less than 85% of the fair market value of the common stock on the date of grant. Options under the Plan vest and become exercisable at a rate of 40% on December 31 of the year following the date of grant, and an additional 20% each year thereafter.

The Company adopted the 1994 Non-Employee Director Stock Option Plan (the Director Plan) to provide for grants of stock options as a means of attracting and retaining highly qualified independent directors for the Company. The exercise price of stock options may not be less than the fair market value of the common stock on the date of grant. No more than 400,000 shares of Titan's common stock may be issued under the Director Plan. Such options vest and become exercisable immediately. All options under both plans expire 10 years from date of grant.

The following is a summary of activity in the stock option plans for 1999, 2000 and 2001:

                                                               SHARES SUBJECT       WEIGHTED-AVERAGE
                                                                 TO OPTION           EXERCISE PRICE
                                                                 ---------           --------------
        OUTSTANDING, JANUARY 1, 1999                               783,718               $  13.96

          Granted                                                  313,050               $   8.26
          Canceled                                                (107,650)                 13.37
                                                                 ---------               --------


        OUTSTANDING, DECEMBER 31, 1999                             989,118               $  12.22

          Granted                                                   54,000               $   6.69
          Canceled                                                 (83,588)                 11.58
                                                                 ---------               --------


        OUTSTANDING, DECEMBER 31, 2000                             959,530               $  11.96

          Granted                                                   54,000               $   4.54
          Canceled                                                  (3,000)                  8.00
                                                                 ---------               --------


        OUTSTANDING, DECEMBER 31, 2001                           1,010,530               $  11.58
                                                                 =========               ========

The exercise price for options outstanding at December 31, 2001, ranged from $4.54 to $18.00 per share and the weighted-average remaining contractual life of these options approximates six years. At December 31, 2001, a total of 905,716 options were exercisable at a weighted-average exercise price of $11.78.

                            TITAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.   STOCK OPTION PLANS (CONTINUED)

The Company has recorded an insignificant amount of compensation expense under APB 25 as the exercise price on the date of grant generally approximates fair market value. Had compensation cost been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS 123, the Company's pro forma net income and earnings per share would have been as presented below (in thousands, except per share data):

                                                                    2001          2000         1999
                                                                    ----          ----         ----
        Net income (loss) - as reported                        $(34,789)        $4,525    $(11,436)
        Net income (loss) - pro forma                           (35,026)         4,152     (11,989)
        Net income (loss) per share - as reported                $(1.68)          $.22       $(.55)
        Net income (loss) per share - pro forma                   (1.69)           .20        (.58)

The fair value of each option is calculated using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001, 2000 and 1999:

                                                                    2001          2000         1999
                                                                    ----          ----         ----
        Stock price volatility                                       51%           40%          38%
        Risk-free interest rate                                     5.2%          6.8%         4.7%
        Expected life of options                                 6 years       6 years      6 years
        Dividend yield                                              .49%          .44%         .37%

The weighted-average fair value of options granted during 2001, 2000 and 1999 was $2.38, $3.19 and $3.77 per option, respectively.

17.  LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases, including a lease for the building in Brownsville, Texas. Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company. Total rental expense was $5.5 million, $5.6 million and $5.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

At December 31, 2001, future minimum rental commitments under noncancellable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

                  2002                                       $     5,869
                  2003                                             4,482
                  2004                                             2,038
                  2005                                               754
                  2006                                               742

                            TITAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  CONCENTRATION OF CREDIT RISK

Net sales to Deere & Company in Titan's agricultural, earthmoving/construction, and consumer markets represented 15% of the Company's consolidated revenues for the year ended December 31, 2001. Net sales to CNH Global N.V. in Titan's three markets represented 13% of the Company's consolidated revenues for the year ended December 31, 2001. No other customer accounted for more than 10% of the Company's net sales in 2001.

19.  RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chief Executive Officer of the Company. During 2001, 2000 and 1999, sales of Titan product to these companies were approximately $7.7 million, $10.7 million and, $12.5 million, respectively. On sales referred to Titan from these manufacturing representative companies, commissions were paid in the amounts of approximately $0.9 million, $1.2 million, and $1.1 million during 2001, 2000 and 1999, respectively. These sales and commissions were made in the ordinary course of business and were made on terms no less favorable to Titan than comparable sales and commissions to unaffiliated third parties. At December 31, 2001, Titan had trade receivables of $4.4 million due from these companies, as compared to $5.0 million at December 31, 2000. Titan had notes receivable due from these companies of $7.4 million and $7.1 million at December 31, 2001, and 2000, respectively.

20.  SEGMENT AND GEOGRAPHICAL INFORMATION

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

Titan is organized primarily on the basis of products being included in three separate marketing units. The products within each reportable segment include wheels, tires and wheel-tire assemblies. The Company has manufacturing and distribution facilities worldwide.

                            TITAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20.  SEGMENT AND GEOGRAPHICAL INFORMATION (CONTINUED)

The table below presents information about certain revenues and expenses, income
(loss) from operations and segment assets used by the chief operating decision maker of the Company as of and for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                     EARTHMOVING/                       RECONCILING     CONSOLIDATED
2001                                 AGRICULTURAL    CONSTRUCTION      CONSUMER            ITEMS           TOTALS
----                                 ------------    ------------      --------            -----           ------
 Revenues from external
  customers                          $    256,140   $    156,033    $     45,302      $        0      $    457,475
 Intersegment revenues                    140,013         56,269          21,440               0           217,722
 Depreciation & amortization               17,206         10,706           3,048           6,303 (a)        37,263
 (Loss) income from operations             (2,168)         1,181          (5,486)        (26,992)(b)       (33,465)
 Total assets                             252,213        151,823          46,783         118,135 (c)       568,954
 Capital expenditures                       6,271          4,564             733             297 (d)        11,865

2000
----

 Revenues from external
  customers                          $    283,058   $    162,591    $     97,420      $        0      $    543,069
 Intersegment revenues                    150,778         62,278          68,987               0           282,043
 Depreciation & amortization               16,214         10,016           6,042           4,949 (a)        37,221
 Income (loss) from operations             11,698          8,891            (565)        (28,670)(b)        (8,646)
 Total assets                             280,925        154,159          87,309          69,248 (c)       591,641
 Capital expenditures                      10,774          6,514          11,069             412 (d)        28,769

1999
----

 Revenues from external
  customers                          $    254,754   $    157,736    $    175,533      $        0      $    588,023
 Intersegment revenues                     92,808         42,167          50,030               0           185,005
 Depreciation & amortization               15,838         10,904           6,252           5,621 (a)        38,615
 Income from operations                     8,061         14,415           6,091         (24,797)(b)         3,770
 Total assets                             275,748        154,034         114,576          92,823 (c)       637,181
 Capital expenditures                      13,372          6,722          17,272           1,732 (d)        39,098

(a) Represents depreciation and amortization expense related to property, plant and equipment and goodwill carried at the corporate level.

(b)  Represents corporate expenses including those expenses referred to in (a).

(c) Represents property, plant and equipment and goodwill related to certain acquisitions and other corporate assets.

(d)  Represents corporate capital expenditures.

                            TITAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



20.  SEGMENT AND GEOGRAPHICAL INFORMATION (CONTINUED)

The table below presents information by geographic area as of and for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                  UNITED                             OTHER         CONSOLIDATED
    2001                                          STATES            ITALY          COUNTRIES         TOTALS
    ----                                          ------            -----          ---------         ------
    Revenues from external
    customers                                    $343,727          $60,023          $53,725          $457,475

    Intersegment revenues                         210,096            1,725            5,901           217,722

    Long-lived assets                             172,140           26,932           22,960           222,032

    2000
    ----

    Revenues from external
    customers                                    $425,233          $61,523          $56,313          $543,069

    Intersegment revenues                         276,012            1,525            4,706           282,243

    Long-lived assets                             197,700           29,223           24,333           251,256

    1999
    ----

    Revenues from external
    customers                                    $438,315          $66,829          $82,879          $588,023

    Intersegment revenues                         175,703            3,425            5,877           185,005

    Long-lived assets                             246,638           31,355           28,183           306,176

                            TITAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



21.  EARNINGS PER SHARE

(Loss) earnings per share for 2001, 2000 and 1999, are as follows (amounts in thousands, except share and per share data):

                                                             NET               WEIGHTED-            PER SHARE
2001                                                    INCOME (LOSS)        AVERAGE SHARES           AMOUNT
----                                                    -------------        --------------         --------
Basic and diluted loss per share                          $ (34,789)          20,655,620 (a)          $ (1.68)
                                                          =========           ==========              =======


2000
----

Basic and diluted earnings per share                      $   4,525           20,693,534 (b)          $   .22
                                                          =========           ==========              =======


1999
----

Basic and diluted loss per share                          $ (11,436)          20,751,776 (c)          $  (.55)
                                                          =========           ==========              =======

     (a) Effect of stock options has not been included as they were anti-dilutive. Outstanding options excluded during 2001 amounted to 2,472 shares.

     (b) Outstanding options were excluded from the computation of diluted earnings per share because the option price exceeded the average market price during the year.

     (c) Effect of stock options has not been included as they were anti-dilutive. Outstanding options excluded during 1999 amounted to 21,964 shares.

                            TITAN INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



22.  SUPPLEMENTARY DATA - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(All amounts in thousands, except per share data)

                                                                                                      YEAR ENDED
        QUARTER ENDED              MARCH 31         JUNE 30        SEPTEMBER 30      DECEMBER 31      DECEMBER 31
        -------------              --------         -------        ------------      -----------      -----------
2001
----
Net sales                           $136,047        $120,349          $100,519         $100,560         $457,475
Gross profit (loss)                   15,448           6,876             2,841           (4,614)          20,551
Income (loss) before
  extraordinary item                     228          (6,598)           (9,502)         (21,531) (a)     (37,403)
Net income (loss)                        228          (3,984)           (9,502)         (21,531) (a)     (34,789)
Per share amounts before
 extraordinary item:
  Basic                                 $.01           $(.32)            $(.46)          $(1.04) (a)      $(1.81)
  Diluted                                .01            (.32)             (.46)           (1.04) (a)       (1.81)
Per share amounts:
  Basic                                  .01            (.19)             (.46)           (1.04) (a)       (1.68)
  Diluted                                .01            (.19)             (.46)           (1.04) (a)       (1.68)


2000
----

Net sales                           $164,327        $145,576          $119,798         $113,368         $543,069
Gross profit                          20,896          10,434             4,326            4,489           40,145
Net income (loss)                      1,062          18,875            (7,445)          (7,967)           4,525
Per share amounts:
  Basic                                 $.05            $.91             $(.36)           $(.38)            $.22
  Diluted                                .05             .91              (.36)            (.38)             .22

(a) Union strike settlement and other costs of $6.8 million included in the quarter ended December 31, 2001.

                            TITAN INTERNATIONAL, INC.

                        SCHEDULE II - VALUATION RESERVES

                                             BALANCE AT       ADDITIONS TO                            BALANCE
                                             BEGINNING         COSTS AND                              AT END
              DESCRIPTION                     OF YEAR           EXPENSES          DEDUCTIONS          OF YEAR
              -----------                     -------           --------          ----------          -------
YEAR ENDED DECEMBER 31, 2001

Reserve deducted in the balance sheet
from the assets to which it applies

Allowance for doubtful accounts                $3,764,000       $   38,000      $   (279,000)(a)       $3,523,000
                                               ==========       ==========      ============           ==========


YEAR ENDED DECEMBER 31, 2000

Reserve deducted in the balance sheet
from the assets to which it applies

Allowance for doubtful accounts                $5,863,000       $   97,000      $ (2,196,000)(b)       $3,764,000
                                               ==========       ==========      ============           ==========


YEAR ENDED DECEMBER 31, 1999

Reserve deducted in the balance sheet
from the assets to which it applies

Allowance for doubtful accounts                $6,200,000       $  517,000      $   (854,000)(c)       $5,863,000
                                               ==========       ==========      ============           ==========

(a)  Net of recoveries of $14,000.

(b)  Includes allowance reductions of $589,000 relating to sale of assets.

(c) Net of recoveries of $36,000 and a reduction of $219,000 relating to the acquisition of FUNSA.