Form 10-Q
period 2002-03-31
TITAN INTERNATIONAL INC
filed 2002-05-10
CIK 899751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED: MARCH 31, 2002

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

                                 (217) 228-6011
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  SHARES OUTSTANDING AT
             CLASS                                    APRIL 30, 2002
             -----                                ---------------------
COMMON STOCK, NO PAR VALUE PER SHARE                    20,769,018

                            TITAN INTERNATIONAL, INC.

                                TABLE OF CONTENTS



                                                                    Page Number

Part I.        Financial Information

    Item 1.    Financial Statements (Unaudited)

               Consolidated Condensed Statements of Operations
               for the Three Months Ended March 31, 2002 and 2001         1

               Consolidated Condensed Balance Sheets as of
               March 31, 2002, and December 31, 2001                      2

               Consolidated Condensed Statements of Cash Flows
               for the Three Months Ended March 31, 2002 and 2001         3

               Notes to Consolidated Condensed Financial Statements     4-8


    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations           9-15


Part II.       Other Information and Signature                           16

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             (Amounts in thousands, except earnings per share data)






                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           2002          2001
                                                           ----          ----

Net sales                                              $ 123,716      $ 136,047

Cost of sales                                            111,577        120,599
                                                       ---------      ---------

    Gross profit                                          12,139         15,448

Selling, general & administrative expenses                10,298         10,822

Research and development expenses                            786            801
                                                       ---------      ---------

    Income from operations                                 1,055          3,825

Interest expense                                           5,203          5,639

Gain on sale of assets                                         0         (1,619)

Other income                                                (328)          (633)
                                                       ---------      ---------

    (Loss) income before income taxes                     (3,820)           438

(Benefit) provision for income taxes                        (955)           210
                                                       ---------      ---------

Net (loss) income                                      $  (2,865)     $     228
                                                       =========      =========

(Loss) earnings per share:
--------------------------
  Basic                                                $    (.14)     $     .01
  Diluted                                              $    (.14)     $     .01

Average shares outstanding:
---------------------------
  Basic                                                   20,727         20,625
  Diluted                                                 20,727         20,625







               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    (Amounts in thousands, except share data)



                                                                                    MARCH 31,          DECEMBER 31,
                                                                                       2002               2001
                                                                                    ---------          ------------
ASSETS
Current assets
    Cash and cash equivalents                                                     $     8,616         $     9,214
    Accounts receivable (net of allowance of $3,664 and $3,523, respectively)          97,894              78,144
    Inventories                                                                       104,011             116,801
    Deferred income taxes                                                              21,175              21,175
    Prepaid and other current assets                                                   37,049              37,389
                                                                                  -----------         -----------
        Total current assets                                                          268,745             262,723

Property, plant and equipment, net                                                    198,129             205,047
Restricted cash deposits                                                               33,775              34,661
Other assets                                                                           48,638              49,538
Goodwill, net                                                                          16,814              16,985
                                                                                  -----------         -----------
         Total assets                                                             $   566,101         $   568,954
                                                                                  ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Short-term debt (including current portion of long-term debt)                 $     5,102         $     4,304
    Accounts payable                                                                   50,992              54,658
    Other current liabilities                                                          27,185              23,077
                                                                                  -----------         -----------
        Total current liabilities                                                      83,279              82,039

Deferred income taxes                                                                  24,161              24,161
Other long-term liabilities                                                            19,736              20,225
Long-term debt                                                                        256,865             256,622
                                                                                  -----------         -----------
        Total liabilities                                                             384,041             383,047
                                                                                  -----------         -----------

Stockholders' equity
    Common stock (no par, 60,000,000 shares authorized; 27,555,081 issued)                 27                  27
    Additional paid-in capital                                                        211,592             211,905
    Retained earnings                                                                  81,029              83,998
    Treasury stock (at cost: 6,828,086 and 6,864,947 shares, respectively)            (90,780)            (91,270)
    Accumulated other comprehensive loss                                              (19,808)            (18,753)
                                                                                  ----------          ----------
        Total stockholders' equity                                                    182,060             185,907
                                                                                  -----------         -----------

Total liabilities and stockholders' equity                                        $   566,101         $   568,954
                                                                                  ===========         ===========



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)



                                                                            THREE MONTHS ENDED MARCH 31,
                                                                             2002                 2001
                                                                             ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                    $   (2,865)          $      228
    Adjustments to reconcile net (loss) income to net cash
        provided by (used for) operating activities:
        Depreciation and amortization                                         8,877                9,486
        Gain on sale of assets                                                    0               (1,619)
    (Increase) decrease in current assets:
        Accounts receivable                                                 (20,213)             (21,202)
        Inventories                                                          12,216                 (576)
        Prepaid and other current assets                                        812               (1,063)
    Increase (decrease) in current liabilities:
        Accounts payable                                                     (3,109)              (1,300)
        Other current liabilities                                             4,305               (1,096)
    Other, net                                                                 (268)                 789
                                                                         ----------           ----------

        Net cash used for operating activities                                 (245)             (16,353)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net                                                (2,331)              (5,217)
    Other                                                                        29                    8
                                                                         ----------           ----------

        Net cash used for investing activities                               (2,302)              (5,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                      0                1,669
    Payment of debt                                                            (134)                (121)
    Proceeds from credit facility, net (expired December 2001)                    0               25,000
    Proceeds from revolving loan agreement, net                               1,500                    0
    Decrease in restricted cash deposits                                        886                    0
    Repurchase of common stock                                                    0                  (80)
    Dividends paid                                                             (104)                (309)
    Other, net                                                                  177                 (194)
                                                                         ----------           ----------

        Net cash provided by financing activities                             2,325               25,965

Effect of exchange rate changes on cash                                        (376)                (329)

Net (decrease) increase in cash and cash equivalents                           (598)               4,074

Cash and cash equivalents at beginning of period                              9,214                5,668
                                                                         ----------           ----------

Cash and cash equivalents at end of period                               $    8,616           $    9,742
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

                           TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



A.       ACCOUNTING POLICIES

         In the opinion of Titan International, Inc. ("Titan" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001.

         Except for the discontinuance of goodwill amortization as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), accounting policies have continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's 2001 Annual Report on Form 10-K. These interim financial statements have been prepared pursuant to the Securities and Exchange Commission's rules for Form 10-Qs and are not a presentation in accordance with generally accepted accounting principles. For additional information regarding the Company's financial condition, refer to the footnotes accompanying the financial statements as of and for the year ended December 31, 2001, filed in conjunction with the Company's 2001 Annual Report on Form 10-K. Details in those notes have not changed significantly except as a result of normal interim transactions and certain matters discussed hereafter.

B.       INVENTORIES

         Inventories consisted of the following (in thousands):



                                                 March 31,           December 31,
                                                   2002                   2001
                                                -----------          ------------
         Raw materials                          $    28,793           $    34,771
         Work-in-process                             13,734                11,549
         Finished goods                              57,154                67,647
                                                -----------           -----------
                                                     99,681               113,967

         LIFO reserve                                 4,330                 2,834
                                                -----------           -----------
                                                $   104,011           $   116,801
                                                ===========           ===========


         The LIFO reserve changed primarily as a result of price fluctuations within the composition of LIFO inventory layers.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




C.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, net reflects accumulated depreciation of $197.0 million and $189.6 million at March 31, 2002, and December 31, 2001, respectively.

D.       GOODWILL

         Goodwill, net reflects accumulated amortization of $5.5 million at March 31, 2002, and December 31, 2001. No goodwill amortization has been recorded in 2002, pursuant to the adoption of SFAS 142 as described in note H. The table below provides comparative net earnings and earnings per share had the non-amortization provisions of SFAS 142 been adopted for all periods presented:



                                                             Three months ended
                                                                   March 31,
                                                            2002             2001
                                                        ------------     -----------
         Net (loss) earnings (in thousands)
         -------------------
            As reported                                 $    (2,865)     $       228
            Goodwill amortization, net of tax                     0              102
                                                        -----------      -----------
         Adjusted net (loss) earnings                   $    (2,865)     $       330
                                                        ===========      ===========

         Basic & diluted (loss) earnings per share
         -----------------------------------------
            As reported                                     $  (.14)          $  .01
            Goodwill amortization, net of tax                     0              .01
                                                            -------           ------
         Adjusted net (loss) earnings per share             $  (.14)          $  .02
                                                            =======           ======

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



E.       LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):



                                                                               March 31,            December 31,
                                                                                  2002                  2001
                                                                              -----------           -----------
         Senior subordinated notes                                            $   136,750           $   136,750
         Term loan                                                                 99,000                99,000
         Revolving loan agreement                                                   1,500                     0
         Industrial revenue bonds and other                                        24,717                25,176
                                                                              -----------           -----------
                                                                                  261,967               260,926

         Less:  Amounts due within one year                                         5,102                 4,304
                                                                              -----------           -----------
                                                                              $   256,865           $   256,622
                                                                              ===========           ===========

         Aggregate maturities of long-term debt at March 31, 2001, are as follows (in thousands):

         April 1 -- December 31, 2002                               $     4,148
         2003                                                             9,788
         2004                                                            12,167
         2005                                                            15,452
         2006                                                            72,545
         Thereafter                                                     147,867
                                                                    -----------
                                                                    $   261,967
                                                                    ===========

F.       COMPREHENSIVE LOSS

         Comprehensive loss, which includes net loss of $(2.9) million and the effect of foreign currency translation adjustments of $(1.0) million, totaled $(3.9) million for the first quarter of 2002, compared to $(2.9) million in the first quarter of 2001.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


G.       SEGMENT INFORMATION

         The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three months ended March 31, 2002 and 2001 (in thousands):


                                                       Revenues
                                                     from external      Intersegment      Income from
                     2002                              customers           revenues       operations
                     ----                            --------------   ---------------    ------------
                 Agricultural                          $   75,245        $   43,025       $    5,105

                 Earthmoving/construction                  36,934            14,559            1,886

                 Consumer                                  11,537             6,387              481

                 Reconciling items (a)                          0                 0           (6,417)
                                                       ----------        ----------       -----------

                 Consolidated totals                   $  123,716        $   63,971       $    1,055
                                                       ==========        ==========       ==========

                 2001
                 ----
                 Agricultural                          $   76,828        $   45,355       $    7,069

                 Earthmoving/construction                  42,999            17,981            3,556

                 Consumer                                  16,220             7,590               90

                 Reconciling items (a)                          0                 0           (6,890)
                                                       ----------        ----------       -----------

                 Consolidated totals                   $  136,047        $   70,926       $    3,825
                                                       ==========        ==========       ==========

(a) Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment and goodwill (for 2001 only) carried at the corporate level.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



G.       SEGMENT INFORMATION (CONTINUED)


                                                 March 31,      December 31,
                    Total assets                   2002             2001
                    ------------                ----------       ----------
         Agricultural                           $  267,067       $  252,213

         Earthmoving/construction                  138,746          151,823

         Consumer                                   40,304           46,783

         Reconciling items (b)                     119,984          118,135
                                                ----------       ----------

         Consolidated totals                    $  566,101       $  568,954
                                                ==========       ==========

(b) Represents property, plant and equipment and goodwill related to certain acquisitions and other corporate assets.

H.       NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards Number 142

         On January 1, 2002, the Company adopted the non-amortization provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and requires goodwill to be tested for impairment at least annually. The Company has determined the reporting units and plans to analyze the fair value of the units using the discounted cash flow method. The Company is in the process of conducting transitional tests of goodwill impairment and is evaluating the effect Statement 142 will have on its financial position, cash flows, and results of operations.

         Statement of Financial Accounting Standards Number 144

         In July 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", was issued. This statement retains the previous cash flow test for impairment and broadens the presentation of discontinued operations. SFAS No. 144 was adopted in the first quarter of 2002 and has had no material effect on the Company's financial position, cash flows or results of operations at this time.

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

Product Costing

Inventories are valued at the lower of cost or market. For operations in the United States, cost is determined using the last-in, first-out (LIFO) method for approximately 58% of inventories and the first-in, first-out (FIFO) method for the remainder of inventories. Inventory of foreign subsidiaries is valued using the FIFO method.

Impairment of Fixed Assets

The Company reviews fixed assets to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. Impairment losses are measured as the excess of the carrying value of the asset over the discounted expected future cash flows.

Impairment of Goodwill

The Company will review goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period or whenever events and circumstances indicate that the carrying values may not be recoverable.

RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended March 31, 2002, were $123.7 million, compared to 2001 first quarter net sales of $136.0 million. Net sales decreased primarily due to reduced production by the Company's major customers and the continued negative economic global conditions in the agricultural, earthmoving/construction and consumer markets.

                           TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Cost of Sales and Gross Profit

Cost of sales was $111.6 million for the first quarter of 2002, compared to $120.6 million in 2001. Gross profit for the first quarter of 2002 was $12.1 million or 9.8% of net sales, compared to $15.4 million or 11.4% of net sales for the first quarter of 2001. Gross profit, as a percentage of net sales, was negatively impacted by product mix changes and inefficiencies related to operating at a lower capacity utilization than in the previous year.

Administrative Expenses

Selling, general and administrative (SG&A) and research and development (R&D) expenses for the first quarter of 2002 were $11.1 million or 9.0% of net sales, compared to $11.6 million or 8.5% of net sales for 2001. The SG&A and R&D percentage was higher due to the reduced sales volume in the first quarter of 2002 as compared to the first quarter of 2001. However, the Company's efforts to streamline total SG&A expenditures are taking hold.

Operating Results and Other

Income from operations for the first quarter of 2002 was $1.1 million or 0.9% of net sales, compared to income from operations of $3.8 million or 2.8% in 2001. Operating results were primarily impacted by the reduced sales volume.

Net interest expense was $5.2 million for the first quarter of 2002, compared to $5.6 million in 2001. The decreased interest expense for the first quarter of 2002 was primarily due to lower interest rates as compared to the first quarter of 2001.

The $1.6 million gain on sale of assets in 2001 was attributed to the sale of an airplane during the first quarter of that year.

The Company's effective tax benefit on the net loss for the first quarter of 2002 was 25%, compared to 48% effective tax rate on net earnings for the first quarter of 2001. The lower rate is primarily due to the inability of the Company to realize an income tax benefit from certain nondeductible items, as well as the amount of income generated in various state and foreign jurisdictions.

                           TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Net (Loss) Income

Net loss for the first quarter of 2002 was $(2.9) million compared to net income of $0.2 million in 2001. Basic and diluted loss per share were $(.14) for the first quarter of 2002 compared to earnings per share of $.01 in 2001. Net income and earnings per share decreased primarily due to reduced sales volume and the $1.6 million pretax gain on sale of assets recorded in the first quarter of 2001.

Agricultural Segment Results

Net sales in the agricultural market were $75.2 million for the first quarter of 2002 as compared to $76.8 million in 2001. Income from operations in the agricultural market was $5.1 million for the first quarter of 2002 as compared to $7.1 million for the first quarter of 2001. The decrease in income from operations in the agricultural market was primarily attributed to a less profitable product mix.

Earthmoving/Construction Segment Results

The Company's earthmoving/construction market net sales were $36.9 million for the first quarter of 2002 as compared to $43.0 million for the first quarter of 2001. Income from operations in the earthmoving/construction market was $1.9 million for the first quarter of 2002 versus $3.6 million in 2001. The decrease in income from operations in the earthmoving/construction market was primarily due to operating inefficiencies resulting from a significant decrease in the sales volume.

Consumer Segment Results

Consumer market net sales were $11.5 million for the first quarter of 2002 as compared to $16.2 million for the first quarter of 2001. Consumer market income from operations was $0.5 million for the first quarter of 2002 as compared to $0.1 million for 2001. Although consumer market net sales decreased, income from operations increased as the result of a more profitable product mix.

Corporate Expenses

Income from operations on a segment basis does not include corporate expenses and depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $6.4 million for the first quarter of 2002 as compared to $6.9 million for the first quarter of 2001.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

In the first quarter of 2002, negative cash flows from operating activities of $0.2 million resulted primarily from a $20.2 million increase in accounts receivable, offset by inventory decreases of $12.2 million and depreciation and amortization of $8.9 million. The increase in receivables is primarily due to a seasonal increase in sales volume in the first quarter of 2002 when compared to the fourth quarter of 2001. The decrease in inventory was the result of concerted efforts to reduce inventory levels. The Company intends to continue this effort to reduce inventory balances during fiscal 2002.

The Company invested $2.3 million in capital expenditures in the first quarter of 2002. The expenditures represent various equipment purchases and building improvements to enhance production capabilities. The Company estimates that its total capital expenditures for 2002 could range between $10 million and $15 million.

During the first quarter of 2002, the Company received $1.5 million in proceeds from its $20 million revolving loan agreement. These proceeds have been used to fund operations. There have been no significant changes in interest rates, debt borrowings, and related covenants during the first quarter of 2002.

Other Issues

The Company's business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.

The Company had restricted cash of $33.8 million at March 31, 2002. Restricted cash of $15.0 million was collateral on the revolving loan agreement. The remaining $18.8 million is collateral on outstanding letters of credit for (i) industrial revenue bond of $9.7 million, (ii) FUNSA of $6.0 million (paid in April 2002), and (iii) other letters of credit of $3.1 million. Letters of credit were previously issued under the Company's credit facility, which was replaced in December 2001.

Fabrica Uraguaya de Neumaticos S.A. (FUNSA), a tire manufacturer located in Uruguay, continues to incur operating losses and is currently in the process of reorganization. As such, the Company will continue to evaluate its investments in FUNSA.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Liquidity Outlook

At March 31, 2002, the Company had unrestricted cash and cash equivalents of $8.6 million and $1.5 million had been drawn on the $20 million revolving loan agreement. Due to losses sustained by the Company and a recent change in domestic tax law, Titan will file loss carryback tax returns to attempt to obtain domestic tax refunds that may total between $10 million and $15 million. However, there can be no assurance of the amount or the timing of these refunds. Cash on hand, anticipated internal cash flows from operations and utilization of remaining available borrowings are expected to provide sufficient liquidity for working capital needs, capital expenditures, and payments required on short-term debt for the remainder of 2002. However, if the Company were to exhaust all currently available working capital sources or were not to meet the financial covenants and conditions of its loan agreements, the Company might find it extremely difficult to secure additional funding in order to meet working capital requirements.

OUTLOOK

Agricultural Segment

Given current economic conditions, the agricultural market sales for the remainder of 2002 are expected to fall slightly below 2001 levels. Commodity farm prices continue to remain at depressed levels. However, low interest rates and government payments have helped support the financial condition of farmers. Many variables, including weather, export markets, and future government policies and payments can greatly influence the overall health of the agricultural economy. The anticipated sales levels in the agricultural market combined with a less profitable product mix may continue to lower profitability within this segment when compared to 2001.

Earthmoving/Construction Segment

Sales in the earthmoving/construction market for the balance of 2002 are expected to remain lower than 2001. Although housing construction has held up well, there is a general uncertainty in the earthmoving/construction market that has slowed spending on new equipment. Governmental entities have cut construction spending due to lower government receipts. Also, equipment rental agencies continue to experience weakness, thereby decreasing their demand to purchase new equipment. The lower earthmoving/construction sales will continue to have a negative impact on margins in this segment when compared to the previous year's levels.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OUTLOOK (CONTINUED)

Consumer Segment

Consumer market sales are anticipated to run lower for the rest of 2002 when compared to 2001. However, the decrease is not expected to be as sizable as that experienced in the first quarter. Many items affect the consumer market including weather, competitive pricing, energy prices, and consumer attitude, which remains cautious. If the favorable sales mix continues, the consumer market could show improved margins when compared to 2001.

MARKET RISK SENSITIVE INSTRUMENTS

The Company's risks related to foreign currencies, commodity prices and interest rates are consistent with those for 2001.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards Number 142

On January 1, 2002, the Company adopted the non-amortization provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and requires goodwill to be tested for impairment at least annually. The Company has determined the reporting units and plans to analyze the fair value of the units using the discounted cash flow method. The Company is in the process of conducting transitional tests of goodwill impairment and is evaluating the effect Statement 142 will have on its financial position, cash flows, and results of operations.

Statement of Financial Accounting Standards Number 144

In July 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", was issued. This statement retains the previous cash flow test for impairment and broadens the presentation of discontinued operations. SFAS No. 144 was adopted in the first quarter of 2002 and has had no material effect on the Company's financial position, cash flows or results of operations at this time.

                           TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in the Company's business,
(ii) future expenditures for capital projects, (iii) the Company's ability to continue to control costs and maintain quality, (iv) meeting financial covenants and conditions of its loan agreements, (v) the Company's business strategies, including its intention to introduce new products, (vi) expectations concerning the performance and commercial success of the Company's existing and new products and (vii) the Company's intention to consider and pursue acquisitions. Readers of this Form 10-Q should understand that these forward-looking statements are based on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control.

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



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       TITAN INTERNATIONAL, INC.
                                                              (REGISTRANT)



DATE:   May 10, 2002      BY:    /s/ Maurice M. Taylor Jr.
       --------------     --------------------------------------
                                     Maurice M. Taylor Jr.
                                     President and Chief Executive Officer



                          BY:    /s/ Kent W. Hackamack
                          --------------------------------------
                                     Kent W. Hackamack
                                     Vice President of Finance and Treasurer
                                     (Principal Financial Officer and
                                      Principal Accounting Officer)