Form 10-Q
period 2002-06-30
TITAN INTERNATIONAL INC
filed 2002-08-09
CIK 899751

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

                    FOR QUARTERLY PERIOD ENDED: JUNE 30, 2002

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

                                 (217) 228-6011
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No
                    ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             SHARES OUTSTANDING AT
          CLASS                                JULY 31, 2002
          ----                               ---------------------
COMMON STOCK, NO PAR VALUE PER SHARE            20,815,674

===============================================================================

                            TITAN INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                         Page Number
                                                                         -----------
Part I.         Financial Information

    Item 1.     Financial Statements (Unaudited)

                Consolidated Condensed Statements of Operations
                for the Three and Six Months Ended June 30, 2002 and 2001          1

                Consolidated Condensed Balance Sheets as of
                June 30, 2002, and December 31, 2001                               2

                Consolidated Condensed Statements of Cash Flows
                for the Six Months Ended June 30, 2002 and 2001                    3

                Notes to Consolidated Condensed Financial Statements            4-10


    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations                  11-19


Part II.        Other Information and Signature                                20-21


                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
                            TITAN INTERNATIONAL, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS(UNAUDITED)
             (Amounts in thousands, except earnings per share data)

                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             JUNE 30,                            JUNE 30,
                                                        2002           2001                  2002         2001
                                                        ----           ----                  ----         ----
Net sales                                         $   125,837    $   120,349           $   249,553   $   256,396

Cost of sales                                         110,953        113,473               222,530       234,072
                                                  -----------    -----------            ----------    ----------
   Gross profit                                        14,884          6,876                27,023        22,324

Selling, general & administrative expenses             10,013         10,678                20,311        21,500

Research and development expenses                         864            761                 1,650         1,562
                                                  -----------    -----------            ----------    ----------
   Income (loss) from operations                        4,007         (4,563)                5,062          (738)

Interest expense                                        5,177          5,396                10,380        11,035

Gain on sale of assets                                      0              0                     0        (1,619)

Gain on early retirement of debt                            0         (4,356)                    0        (4,356)

Other income                                           (1,680)          (470)               (2,008)       (1,103)
                                                  -----------    -----------           -----------   -----------
   Income (loss) before income taxes                      510         (5,133)               (3,310)       (4,695)

Provision (benefit) for income taxes                      127         (1,149)                 (828)         (939)
                                                  -----------    -----------           -----------   -----------

Net income (loss)                                 $       383    $    (3,984)          $    (2,482)  $    (3,756)
                                                  ===========    ===========           ===========   ===========


Earnings (loss) per common share:
---------------------------------
  Basic                                                  $.02          $(.19)                $(.12)        $(.18)
  Diluted                                                $.02          $(.19)                $(.12)        $(.18)

Average common shares outstanding:
----------------------------------
  Basic                                                20,769         20,630                20,748        20,628
  Diluted                                              20,774         20,630                20,748        20,628





               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    (Amounts in thousands, except share data)



                                                                                   JUNE 30,          DECEMBER 31,
                                                                                    2002                 2001
                                                                                 -------------       ------------
ASSETS
Current assets
    Cash and cash equivalents                                                     $    15,928         $     9,214
    Accounts receivable (net of allowance of $3,548 and $3,523, respectively)          90,554              78,144
    Inventories                                                                       102,634             116,801
    Deferred income taxes                                                              13,008              21,175
    Prepaid and other current assets                                                   41,035              37,389
                                                                                  -----------         -----------
        Total current assets                                                          263,159             262,723

Property, plant and equipment, net                                                    195,221             205,047
Restricted cash deposits                                                               27,675              34,661
Other assets                                                                           57,918              49,538
Goodwill, net                                                                          17,423              16,985
                                                                                  -----------         -----------
        Total assets                                                              $   561,396         $   568,954
                                                                                  ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Short-term debt (including current portion of long-term debt)                 $     6,140         $     4,304
    Accounts payable                                                                   42,198              54,658
    Other current liabilities                                                          26,068              23,077
                                                                                  -----------         -----------
        Total current liabilities                                                      74,406              82,039

Deferred income taxes                                                                  24,161              24,161
Other long-term liabilities                                                            20,026              20,225
Long-term debt                                                                        255,393             256,622
                                                                                  -----------         -----------
        Total liabilities                                                             373,986             383,047
                                                                                  -----------         -----------

Stockholders' equity
    Common stock (no par, 60,000,000 shares authorized; 27,555,081 issued)                 27                  27
    Additional paid-in capital                                                        211,257             211,905
    Retained earnings                                                                  81,309              83,998
    Treasury stock (at cost: 6,786,063 and 6,864,947 shares, respectively)            (90,223)            (91,270)
    Accumulated other comprehensive loss                                              (14,960)            (18,753)
                                                                                   ----------          ----------
        Total stockholders' equity                                                    187,410             185,907
                                                                                  -----------         -----------

Total liabilities and stockholders' equity                                        $   561,396         $   568,954
                                                                                  ===========         ===========




               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)



                                                                            SIX MONTHS ENDED JUNE 30,
                                                                             2002                 2001
                                                                             ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $   (2,482)          $   (3,756)
    Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
        Depreciation and amortization                                        17,795               18,478
        Gain on sale of assets                                                    0               (1,619)
        Gain on early retirement of debt                                          0               (4,356)
    (Increase) decrease in current assets:
        Accounts receivable                                                 (10,604)               4,464
        Inventories                                                          15,076               30,592
        Prepaid and other current assets                                      4,885               (2,771)
    Increase (decrease) in current liabilities:
        Accounts payable                                                    (13,745)             (14,330)
        Other current liabilities                                             2,630               (9,520)
    Other, net                                                               (8,531)               5,058
                                                                         ----------           ----------

        Net cash provided by operating activities                             5,024               22,240

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net                                                (4,696)              (7,751)
    Proceeds from sale of assets                                                  0                5,200
    Other                                                                        79               (4,489)
                                                                         ----------           ----------

        Net cash used for investing activities                               (4,617)              (7,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                      0               16,463
    Payment of debt/repurchase of bonds                                      (1,131)              (9,143)
    Payments on credit facility, net                                              0               (5,000)
    Decrease in restricted cash deposits                                      6,986                    0
    Repurchase of common stock                                                    0                 (277)
    Dividends paid                                                             (207)                (618)
    Other, net                                                                  399                  (91)
                                                                         ----------           ----------

        Net cash provided by financing activities                             6,047                1,334

Effect of exchange rate changes on cash                                         260                 (554)

Net increase in cash and cash equivalents                                     6,714               15,980

Cash and cash equivalents at beginning of period                              9,214                5,668
                                                                         ----------           ----------

Cash and cash equivalents at end of period                               $   15,928           $   21,648
                                                                         ==========           ==========


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED )


A.       ACCOUNTING POLICIES

         In the opinion of Titan International, Inc. ("Titan" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001.

         Except for the discontinuance of goodwill amortization as required by Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and the reclassification of gain on early retirement of debt under SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", accounting policies have continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's 2001 Annual Report on Form 10-K.

         These interim financial statements have been prepared pursuant to the Securities and Exchange Commission's rules for Form 10-Q's and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K. Details in those notes have not changed significantly, except as a result of normal interim transactions and certain matters discussed hereafter.

B.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                                                                June 30,            December 31,
                                                                                   2002                  2001
                                                                               -----------           -----------
         Raw materials                                                         $    30,195           $    34,771
         Work-in-process                                                            16,357                11,549
         Finished goods                                                             52,443                67,647
                                                                               -----------           -----------
                                                                                    98,995               113,967

         LIFO reserve                                                                3,639                 2,834
                                                                               -----------           -----------
                                                                               $   102,634           $   116,801
                                                                               ===========           ===========


The LIFO reserve changed primarily as a result of price fluctuations within the composition of LIFO inventory layers.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED )



C.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, net reflects accumulated depreciation of $207.1 million and $189.6 million at June 30, 2002, and December 31, 2001, respectively.

D.       GOODWILL

         Goodwill, net reflects accumulated amortization of $5.5 million at June 30, 2002, and December 31, 2001. No goodwill amortization has been recorded in 2002, pursuant to the adoption of SFAS No. 142 as described in note H.

         The carrying amount of goodwill by segment at June 30, 2002 was (i) agricultural of $9.6 million, (ii) earthmoving/construction of $6.1 million, and (iii) consumer of $1.7 million. The increase in goodwill, net from $17.0 million at December 31, 2001 to $17.4 million at June 30, 2002 is the result of currency exchange fluctuations.

         The table below provides comparative net earnings and earnings per share information had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:


                                                               Three months ended             Six months ended
                                                                     June 30,                      June 30,
                                                               2002            2001          2002            2001
                                                            ----------     -----------    ----------      ----------
         Net income (loss) (in thousands)
         -----------------
          As reported                                       $      383     $   (3,984)    $  (2,482)      $   (3,756)
          Goodwill amortization, net of tax                          0            211             0              313
                                                            ----------     ----------     ---------       ----------
         Adjusted net earnings (loss)                       $      383     $   (3,773)    $  (2,482)      $   (3,443)
                                                            ==========     ==========     =========       ==========

         Basic & diluted earnings (loss) per share
         -----------------------------------------
          As reported                                           $  .02         $ (.19)        $(.12)         $ (.18)
          Goodwill amortization, net of tax                          0            .01             0             .01
                                                                ------         ------         -----          ------
         Adjusted net earnings (loss) per share                 $  .02         $ (.18)        $(.12)         $ (.17)
                                                                ======         ======         =====          ======

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED )


E.       LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):


                                                                                June 30,           December 31,
                                                                                  2002                 2001
                                                                              ------------         ------------
         Senior subordinated notes                                            $   136,750           $   136,750
         Term loan                                                                 98,175                99,000
         Industrial revenue bonds and other                                        26,608                25,176
                                                                              -----------           -----------
                                                                                  261,533               260,926

         Less:  Amounts due within one year                                         6,140                 4,304
                                                                              -----------           -----------

                                                                              $   255,393           $   256,622
                                                                              ===========           ===========


         Aggregate maturities of long-term debt at June 30, 2002, were as follows (in thousands):



         July 1 -- December 31, 2002                                          $     3,410
         2003                                                                      10,231
         2004                                                                      12,612
         2005                                                                      15,879
         2006                                                                      71,309
         Thereafter                                                               148,092
                                                                              -----------
                                                                              $   261,533
                                                                              ===========

F.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income, which includes net income of $0.4 million and the effect of foreign currency translation adjustments of $4.8 million, totaled $5.2 million for the second quarter of 2002, compared to a comprehensive loss of $(4.6) million in the second quarter of 2001. Comprehensive income for the six months ended June 30, 2002 was $1.3 million, compared to a comprehensive loss of $(7.5) million in 2001.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


G.       SEGMENT INFORMATION

         The table below presents information about certain revenues and income from operations for the three and six months ended June 30, 2002 and 2001 used by the chief operating decision maker of the Company (in thousands):

                                                        Revenues                        Income (loss)
                           Three months ended         from external     Intersegment        from
                            June 30, 2002              customers          revenues        operations
                           -------------             ---------------   ---------------   ------------
                 Agricultural                          $   75,257        $   39,109       $    7,049

                 Earthmoving/construction                  39,482            15,415            2,866

                 Consumer                                  11,098             7,166              590

                 Reconciling items (a)                          0                 0           (6,498)
                                                       ----------        ----------       ----------

                 Consolidated totals                   $  125,837        $   61,690       $    4,007
                                                       ==========        ==========       ==========

                         Three months ended
                           June 30, 2001
                           -------------
                 Agricultural                          $   67,096        $   26,431       $    1,676

                 Earthmoving/construction                  42,134            11,223            1,709

                 Consumer                                  11,119             4,262           (1,027)

                 Reconciling items (a)                          0                 0           (6,921)
                                                       ----------        ----------       ----------

                 Consolidated totals                   $  120,349        $   41,916       $   (4,563)
                                                       ==========        ==========       ==========


     (a) Represents corporate expenses and depreciation expense related to property, plant and equipment carried at the corporate level. The 2001 amounts also include amortization expense for goodwill carried at the corporate level. No goodwill amortization has been recorded in 2002, pursuant to the adoption of SFAS No. 142 as described in note H.

                           TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


G.       SEGMENT INFORMATION (CONTINUED)

                                                         Revenues                         Income (loss)
                            Six months ended           from external     Intersegment         from
                            June 30, 2002               customers          revenues        operations
                           -------------               ---------------   ---------------  ------------
                 Agricultural                          $  150,502        $   82,134       $   12,154

                 Earthmoving/construction                  76,416            29,974            4,752

                 Consumer                                  22,635            13,553            1,071

                 Reconciling items (a)                          0                 0          (12,915)
                                                      -----------      ------------         --------

                 Consolidated totals                   $  249,553        $  125,661       $    5,062
                                                       ==========        ==========       ==========

                          Six months ended
                           June 30, 2001
                          ----------------

                 Agricultural                          $  143,924        $   71,786       $    8,745

                 Earthmoving/construction                  85,133            29,204            5,265

                 Consumer                                  27,339            11,852             (937)

                 Reconciling items (a)                          0                 0          (13,811)
                                                      -----------      ------------         --------

                 Consolidated totals                   $  256,396        $  112,842       $     (738)
                                                       ==========        ==========       ==========

     (a) Represents corporate expenses and depreciation expense related to property, plant and equipment carried at the corporate level. The 2001 amounts also include amortization expense for goodwill carried at the corporate level. No goodwill amortization has been recorded in 2002, pursuant to the adoption of SFAS No. 142 as described in note H.

                           TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


G.       SEGMENT INFORMATION (CONTINUED)


                                         June 30,        December 31,
           Total assets                    2002             2001
           ------------                 ----------       -----------
Agricultural                           $  259,536       $  252,213

Earthmoving/construction                  140,017          151,823

Consumer                                   37,364           46,783

Reconciling items (b)                     124,479          118,135
                                       ----------       ----------

Consolidated totals                    $  561,396       $  568,954
                                       ==========       ==========

     (b) Represents property, plant and equipment and goodwill related to certain acquisitions and other corporate assets.

H.       NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards Number 142

         On January 1, 2002, the Company adopted the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and requires goodwill to be tested for impairment at least annually. The Company has determined the reporting units and has conducted transitional tests of goodwill impairment of these units using the discounted cash flow method. The Company's transitional tests showed no impairment of goodwill.

         Statement of Financial Accounting Standards Number 144

         In July 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", was issued. This statement retains the previous cash flow test for impairment and broadens the presentation of discontinued operations. SFAS No. 144 was adopted by the Company in the first quarter of 2002 and had no material effect on the Company's financial position, cash flows or results of operations.

                           TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


H.       NEW ACCOUNTING STANDARDS (CONTINUED)

         Statement of Financial Accounting Standards Number 145

         In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued. This statement eliminates the requirement that gains and losses on the extinguishment of debt be classified as extraordinary items on the statement of operations. The Company has elected to adopt SFAS No. 145 early. Therefore, the gain on early retirement of debt recorded in the second quarter of 2001 has been reclassified. See Note I for additional information.

I.       GAIN ON EARLY RETIREMENT OF DEBT

         The Company recorded a gain on early retirement of debt of $4.4 million in the second quarter of 2001. This gain was previously classified as an extraordinary item in accordance with Financial Accounting Standards Board (FASB) Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt". In accordance with FASB Statement No. 4, the gain was shown net of taxes of $1.8 million for a net amount of $2.6 million. In April 2002, SFAS No. 145 was issued rescinding FASB Statement No. 4. The Company has elected to adopt SFAS No. 145 early and has therefore reclassified the gain on early retirement of debt in accordance with SFAS No. 145.

J.       INVESTMENTS

         The Company continues to maintain financial interests in Fabrica Uraguaya de Neumaticos S.A. (FUNSA). In the second quarter of 2002, FUNSA ceased production of tires due to financial difficulties and union issues. As a result of these events, FUNSA's lending institution exercised its right to draw on the $6.0 million letter of credit posted by Titan securing FUNSA's borrowings. This cash outflow has been presented within the "Other, net" line within cash flows provided by operations in the accompanying Statement of Cash Flows for the six months ended June 30, 2002. Currently, FUNSA is working with the government of Uruguay, the union and its investors to complete a reorganization plan and resume the manufacturing of tires. The Company is closely monitoring this situation and will further adjust the carrying value of its FUNSA investments as necessary. Management of the Company believes it holds a security interest in the assets of FUNSA which are believed to be in excess of the Company's exposure. The Company's investment exposures presently associated with FUNSA include the $6.0 million drawn on the letter of credit, preferred stock carried at $3.6 million, and common stock ownership of 16% carried at zero.

                           TITAN INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES

Preparation of the financial statements and related disclosures in compliance with generally accepted accounting principles requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The Company's application of these policies involves judgments regarding many factors, which, in and of themselves, could materially impact the financial statements and disclosures. A future change in the assumptions or judgments applied in determining the following matters, among others, could have a material impact on future financial results.

Revenue Recognition

The Company records sales revenue and cost of sales when products are shipped to customers and both title and the risks and rewards of ownership are transferred. Provisions are established for sales returns and uncollectible accounts.

Product Costing

Inventories are valued at the lower of cost or market. For operations in the United States, cost is determined using the last-in, first-out (LIFO) method for approximately 53% of inventories and the first-in, first-out (FIFO) method for the remainder of inventories. Inventory of foreign subsidiaries is valued using the FIFO method.

Impairment of Fixed Assets

The Company reviews fixed assets to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. Impairment losses are measured as the excess of the carrying value of the asset over the discounted expected future cash flows or the fair value of the asset.

Valuation of Equity Investments

The Company assesses the carrying value of its equity investments whenever events and circumstances indicate that the carrying values may not be recoverable. Investment write-downs, if necessary, are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. These write-downs, if any, are measured as the excess of the carrying value of the asset over the discounted expected future cash flows or the fair value of the asset.

                            TITAN INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Impairment of Goodwill

The Company will review goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, or whenever events and circumstances indicate that the carrying values may not be recoverable.

RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended June 30, 2002, were $125.8 million, compared to 2001 second quarter net sales of $120.3 million. Net sales for the six months ended June 30, 2002 were $249.6 million, compared to 2001 net sales of $256.4 million. Net sales for the quarter ended June 30, 2002 increased as the result of a small rebound in agricultural segment sales. Net sales for the six months ended June 30, 2002 decreased primarily due to reduced production by the Company's major customers and the continued negative economic global conditions in the earthmoving/construction and consumer markets.

Cost of Sales and Gross Profit

Cost of sales was $111.0 and $222.5 million for the second quarter and for the six months ended June 30, 2002, as compared to $113.5 and $234.1 million in 2001. Gross profit for the second quarter of 2002 was $14.9 million or 11.8% of net sales, compared to $6.9 million or 5.7% of net sales for the second quarter of 2001. Gross profit for the six months ended June 30, 2002, was $27.0 million or 10.8% of net sales, compared to $22.3 million or 8.7% of net sales for 2001. The Company continues to see positive implications from the union strike settlement, which occurred in late 2001. These strikes at the Company's Des Moines, Iowa and Natchez, Mississippi facilities lasted over three years. Furthermore, gross profit, as a percentage of net sales, was positively impacted by the Company's efforts to control costs. Cost reduction measures have included the closing of several distribution facilities as part of the Company's reorganization of its domestic distribution network. The Company's profit margins continue to be affected by the excess capacity at the idle Natchez, Mississippi facility. Depreciation on the fixed assets at this facility, along with minimal operating costs, continue to be incurred. A recent third party appraisal indicates the fair value of the fixed assets of this facility is in excess of the carrying value of $22.0 million. The Company continually assesses its capacity requirements and makes necessary changes as dictated by customer demand.

                            TITAN INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Administrative Expenses

Selling, general and administrative (SG&A) and research and development (R&D) expenses for the second quarter of 2002 were $10.9 million or 8.6% of net sales, compared to $11.4 million or 9.5% of net sales for 2001. SG&A and R&D expenses for the six months ended June 30, 2002 were $22.0 million or 8.8% of net sales, compared to $23.1 million or 9.0% of net sales in 2001. The SG&A and R&D percentage was lower due to the Company's efforts to streamline total SG&A expenditures as well as the ceasing of the amortization of goodwill as discussed in footnote D of the accompanying financial statements.

Operating Results and Other

Income from operations for the second quarter of 2002 was $4.0 million or 3.2% of net sales, compared to a loss from operations of $(4.6) million or (3.8)% in 2001. Income from operations for the six months ended June 30, 2002 was $5.1 million or 2.0% of net sales, compared to a loss of $(0.7) million or (0.3)% for 2001. Operating results were primarily impacted by the Company's effort to reduce costs as discussed above.

Net interest expense was $5.2 million and $10.4 million for the second quarter and for the six months ended June 30, 2002, respectively, compared to $5.4 million and $11.0 million in 2001. The decreased interest expense in 2002 was primarily due to lower interest rates as compared to 2001.

The $1.6 million gain on sale of assets in 2001 was attributed to the sale of an airplane during the first quarter of that year. A gain on early retirement of debt of $4.4 million in the second quarter of 2001 resulted from the early retirement of $13.3 million of the senior subordinated notes.

During the quarter and the six months ended June 30, 2002, the strength of foreign currencies against the dollar benefited Titan by $1.4 million and $1.2 million, respectively.

The Company's effective tax benefit on the net loss for the first six months of 2002 was 25%, compared to 20% effective tax benefit on the net loss for the first six months of 2001. The change in the effective tax benefit rate is due to improved operating results for 2002 compared to 2001 as well as anticipated changes in the allocation of that income among geographic locations with various income tax rates.

                            TITAN INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Net Income (Loss)

Net income (loss) for the second quarter and for the six months ended June 30, 2002, was $0.4 and $(2.5) million, respectively, compared to $(4.0) and $(3.8) million in 2001. Basic and diluted earnings (loss) per share were $.02 and $(.12) for the second quarter and for the six months ended June 30, 2002, compared to $(.19) and $(.18) in 2001. Net income increased as a result of favorable foreign currency rates and the Company's efforts to enhance efficiencies and reduce costs as previously discussed.

Agricultural Segment Results

Net sales in the agricultural market were $75.3 and $150.5 million for the second quarter and the six months ended June 30, 2002, as compared to $67.1 and $143.9 million in 2001. Income from operations in the agricultural market was $7.0 and $12.2 million for the second quarter and the six months ended June 30, 2002, as compared to $1.7 and $8.7 million in 2001. The increase in income from operations in the agricultural market was primarily attributed to higher sales volumes resulting from an increase in customer demand. Additionally, the increase in operating income was a result of the increased cost controlling efforts previously discussed.

Earthmoving/Construction Segment Results

The Company's earthmoving/construction market net sales were $39.5 and $76.4 million for the second quarter and the six months ended June 30, 2002, as compared to $42.1 and $85.1 million for 2001. Income from operations in the earthmoving/construction market was $2.9 and $4.8 million for the second quarter and the six months ended June 30, 2002, versus $1.7 and $5.3 million in 2001. The year to date decrease in income from operations in the earthmoving/construction market was primarily due to operating inefficiencies resulting from a significant decrease in the sales volume. However, in the second quarter of 2002, these inefficiencies were partially offset by the increased cost controlling efforts previously discussed.

Consumer Segment Results

Consumer market net sales were $11.1 and $22.6 million for the second quarter of 2002 and the six months ended June 30, 2002, as compared to $11.1 and $27.3 million for 2001. Consumer market income from operations was $0.6 and $1.1 million for the second quarter of 2002 and the six months ended June 30, 2002, as compared to loss from operations of $(1.0) and $(0.9) for 2001. Although consumer market net sales decreased year-to-date, income from operations increased as the result of the Company's previously discussed efforts to enhance efficiencies.

                            TITAN INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (CONTINUED)

Corporate Expenses

Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $6.5 and $12.9 million for the second quarter and the six months ended June 30, 2002, respectively, as compared to $6.9 and $13.8 million for comparable periods in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

In the first half of 2002, positive cash flows from operating activities of $5.0 million resulted primarily from inventory decreases of $15.1 million and depreciation and amortization of $17.8 million, offset partially by accounts receivable increases of $10.6 million and accounts payable decreases of $13.7 million. The decrease in inventory occurred primarily in the first quarter and was the result of concerted efforts to reduce inventory levels. The Company intends to continue this effort to reduce inventory balances during fiscal 2002.

The Company invested $4.7 million in capital expenditures in the first half of 2002. The expenditures represent various equipment purchases and building improvements to enhance production capabilities. The Company estimates that its total capital expenditures will not exceed $10 million to $12 million in 2002.

Other Issues

The Company's business is subject to seasonal sales variations that affect inventory levels and accounts receivable balances.

There have been no significant changes in interest rates, debt borrowings, or related covenants during the first six months of 2002.

The Company had restricted cash of $27.7 million at June 30, 2002. Restricted cash of $15.0 million was collateral on the revolving loan agreement. The remaining $12.7 million is collateral on outstanding letters of credit for an industrial revenue bond of $9.6 million and others totaling $3.1 million. Letters of credit were previously issued under the Company's credit facility, which was replaced in December 2001.

                            TITAN INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company maintains financial interests in Fabrica Uraguaya de Neumaticos S.A. (FUNSA), a tire manufacturer located in Uruguay. In April of 2002, the $6.0 million FUNSA letter of credit was paid, thus reducing Titan's restricted cash balance related to this letter of credit. FUNSA has incurred operating losses and is currently in the process of reorganization. As such, the Company will continue to evaluate its investments in FUNSA. See further discussion in footnote J of the accompanying financial statements.

Liquidity Outlook

At June 30, 2002, the Company had unrestricted cash and cash equivalents of $15.9 million and no amount was drawn on the $20 million revolving loan agreement. Due to losses sustained by the Company and a recent change in domestic tax law, Titan filed loss carryback tax returns to obtain domestic tax refunds. In July of 2002, the Company received tax refunds totaling $16.3 million. Cash on hand, including the tax refunds received in July 2002, anticipated internal cash flows from operations and utilization of remaining available borrowings are expected to provide sufficient liquidity for working capital needs, capital expenditures, and payments required on short-term debt for the near term. However, if the Company were to exhaust all currently available working capital sources, or were not to meet the financial covenants and conditions of its loan agreements, the Company might find it extremely difficult to secure additional funding in order to meet working capital requirements.

                            TITAN INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OUTLOOK

Agricultural Segment

Given current economic conditions, the agricultural market sales for the remainder of 2002 are expected to fall slightly below 2001 levels. Commodity farm prices remain at depressed levels. However, low interest rates and government payments have helped support the financial condition of farmers. Many variables, including weather, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy. Many of the Company's customers in the agricultural market schedule extended plant shutdowns during the second half of the year. Therefore, sales for the second half of 2002 are expected to decline from those in the first half of the year. The sales decline will lower profitability in the second half of 2002. However, the Company believes enhanced efficiencies will allow the operating results to continue to outperform those of 2001.

Earthmoving/Construction Segment

Sales in the earthmoving/construction market for the balance of 2002 are expected to remain lower than 2001. A continued general uncertainty in the earthmoving/construction market has slowed spending on new equipment. Governmental entities have cut construction spending due to lower government receipts. Also, weakness persists at equipment rental agencies, thereby decreasing their demand to purchase new equipment. Many of the Company's earthmoving/construction customers also schedule extended plant shutdowns during the second half of the year. Therefore, sales and profitability for the second half of 2002 will likely decline from the results of the first half.

Consumer Segment

Consumer market sales are anticipated to run slightly lower for the rest of 2002 when compared to 2001. Many items affect the consumer market including weather, competitive pricing, energy prices, and consumer attitude, which remains cautious. If the enhanced efficiencies and favorable sales mix continues, the consumer market will show improved margins when compared to 2001.

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

                            TITAN INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards Number 142

On January 1, 2002, the Company adopted the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and requires goodwill to be tested for impairment at least annually. The Company has determined the reporting units and has conducted transitional tests of goodwill impairment of these units using the discounted cash flow method. The Company's transitional tests showed no impairment of goodwill.

Statement of Financial Accounting Standards Number 144

In July 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", was issued. This statement retains the previous cash flow test for impairment and broadens the presentation of discontinued operations. SFAS No. 144 was adopted by the Company in the first quarter of 2002 and had no material effect on the Company's financial position, cash flows or results of operations.

Statement of Financial Accounting Standards Number 145

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued. This statement eliminates the requirement that gains and losses on the extinguishment of debt be classified as extraordinary items on the statement of operations. The Company has elected to adopt SFAS No. 145 early. Therefore, the gain on early retirement of debt recorded in the second quarter of 2001 has been reclassified. See Note I in the Notes to Consolidated Condensed Financial Statements for additional information.

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

Actual results could differ materially from these forward-looking statements as a result of certain factors, including, (i) changes in the Company's end-user markets as a result of world economic or regulatory influences, (ii) changes in the competitive marketplace, including new products and pricing changes by the Company's competitors, (iii) availability and price of raw materials, (iv) levels of operating efficiencies, (v) actions of domestic and foreign governments, (vi) results of investments, (vii) impairment of goodwill or fixed assets, and (viii) ability to secure financing at reasonable terms. Any changes in such factors could lead to significantly different results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire.

                           TITAN INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION


ITEMS 1 THROUGH 3 ARE NOT APPLICABLE.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company held its Annual Meeting of Stockholders on May 16, 2002, for the purposes of electing three directors to serve for three-year terms and approving the appointment of independent auditors.

           All the nominees for directors as listed in the proxy statement were elected with the following vote:


                                                   Shares         Shares
                                                  Voted For      Withheld
                                                 ---------       --------
                  Richard M. Cashin, Jr          16,739,230      3,426,944

                  Albert J. Febbo                20,020,318       145,856

                  Mitchell I. Quain              20,020,509       145,665


                  The appointment of PricewaterhouseCoopers LLP as independent auditors was approved by the following vote:

                    Shares           Shares              Shares
                  Voted For          Against           Abstaining
                  ---------          -------           ----------
                  19,777,102         384,004              5,068



ITEMS 5 AND 6 ARE NOT APPLICABLE.

                           TITAN INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TITAN INTERNATIONAL, INC.
                                            (REGISTRANT)


DATE:   August 9, 2002        BY:  /s/ Maurice M. Taylor Jr.
     ------------------          --------------------------------------
                                       Maurice M. Taylor Jr.
                                       resident and Chief Executive Officer


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


                                  CERTIFICATION

Each of the undersigned hereby certifies that, to the best of their knowledge, this report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                            TITAN INTERNATIONAL, INC.
                                                 (REGISTRANT)


DATE:   August 9, 2002        BY:  /s/ Maurice M. Taylor Jr.
    -------------------          --------------------------------------
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