Form 10-Q
period 2002-09-30
TITAN INTERNATIONAL INC
filed 2002-10-31
CIK 899751

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

                 FOR QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2002

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

                                 (217) 228-6011
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.   Yes     X      No
                          -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          SHARES OUTSTANDING AT
             CLASS                                           OCTOBER 30, 2002
             -----                                           ----------------

COMMON STOCK, NO PAR VALUE PER SHARE                             20,863,174

================================================================================

                            TITAN INTERNATIONAL, INC.

                                TABLE OF CONTENTS





                                                                                            Page Number
                                                                                            -----------
Part I.           Financial Information

    Item 1.       Financial Statements (Unaudited)

                  Consolidated Condensed Statements of Operations
                  for the Three and Nine Months Ended
                  September 30, 2002 and 2001                                                     1

                  Consolidated Condensed Balance Sheets as of
                  September 30, 2002, and December 31, 2001                                       2

                  Consolidated Condensed Statements of Cash Flows
                  for the Nine Months Ended September 30, 2002 and 2001                           3

                  Notes to Consolidated Condensed Financial Statements                         4-12


    Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                               13-23

    Item 3.       Quantitative and Qualitative Disclosures About Market Risk                     24

    Item 4.       Controls and Procedures                                                        24


Part II.          Other Information                                                              25

                  Signatures & Certification                                                     26

                  Certification                                                               27-28


                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             (Amounts in thousands, except earnings per share data)



                                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                               SEPTEMBER 30,                         SEPTEMBER 30,
                                                            2002           2001                   2002         2001
                                                            ----           ----                   ----         ----


Net sales                                              $   104,660    $   100,519           $   354,213   $   356,915

Cost of sales                                              101,634         97,678               324,164       331,750
                                                       -----------    -----------           -----------   -----------

   Gross profit                                              3,026          2,841                30,049        25,165

Selling, general & administrative expenses                  10,047         10,124                30,358        31,624

Research and development expenses                              790            757                 2,440         2,319
                                                       -----------    -----------           -----------   -----------

   Loss from operations                                     (7,811)        (8,040)               (2,749)       (8,778)

Interest expense                                             5,211          4,933                15,591        15,968

Loss on investment                                           9,594              0                 9,594             0

Gain on sale of assets                                           0              0                     0        (1,619)

Gain on early retirement of debt                                 0              0                     0        (4,356)

Other income                                                  (744)        (1,095)               (2,752)       (2,198)
                                                       -----------    -----------           -----------   -----------

   Loss before income taxes                                (21,872)       (11,878)              (25,182)      (16,573)

Benefit for income taxes                                    (4,208)        (2,376)               (5,036)       (3,315)
                                                       -----------    -----------           -----------   -----------

Net loss                                               $   (17,664)   $    (9,502)          $   (20,146)  $   (13,258)
                                                       ===========    ===========           ===========   ===========

Loss per common share:
----------------------

  Basic                                                      $(.85)         $(.46)                $(.97)        $(.64)
  Diluted                                                    $(.85)         $(.46)                $(.97)        $(.64)

Average common shares outstanding:
----------------------------------
  Basic                                                     20,816         20,676                20,771        20,644
  Diluted                                                   20,816         20,676                20,771        20,644







               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    (Amounts in thousands, except share data)



                                                                                 SEPTEMBER 30,          DECEMBER 31,
                                                                                      2002                  2001
                                                                                 -------------          ------------
ASSETS
Current assets
    Cash and cash equivalents                                                    $    35,227          $     9,214
    Accounts receivable (net of allowance of $3,450 and $3,523, respectively)         77,343               78,144
    Inventories                                                                      110,557              116,801
    Deferred income taxes                                                             13,008               21,175
    Prepaid and other current assets                                                  33,276               37,389
                                                                                 -----------          -----------
        Total current assets                                                         269,411              262,723

Property, plant and equipment, net                                                   190,682              205,047
Restricted cash deposits                                                              27,409               34,661
Other assets                                                                          44,657               49,538
Goodwill, net                                                                         17,581               16,985
                                                                                 -----------          -----------
        Total assets                                                             $   549,740          $   568,954
                                                                                 ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Short-term debt (including current portion of long-term debt)                $     6,952          $     4,304
    Accounts payable                                                                  45,332               54,658
    Other current liabilities                                                         28,930               23,077
                                                                                 -----------          -----------
        Total current liabilities                                                     81,214               82,039

Deferred income taxes                                                                 24,161               24,161
Other long-term liabilities                                                           19,881               20,225
Long-term debt                                                                       254,242              256,622
                                                                                 -----------          -----------
        Total liabilities                                                            379,498              383,047
                                                                                 -----------          -----------

Stockholders' equity
    Common stock (no par, 60,000,000 shares authorized; 27,555,081 issued)                27                   27
    Additional paid-in capital                                                       210,827              211,905
    Retained earnings                                                                 63,540               83,998
    Treasury stock (at cost: 6,739,407 and 6,864,947 shares, respectively)           (89,604)             (91,270)
    Accumulated other comprehensive loss                                             (14,548)             (18,753)
                                                                                 -----------          -----------
        Total stockholders' equity                                                   170,242              185,907
                                                                                 -----------          -----------

Total liabilities and stockholders' equity                                       $   549,740          $   568,954
                                                                                 ===========          ===========



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)



                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                              2002                 2001
                                                                              ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $  (20,146)          $  (13,258)
    Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
        Depreciation and amortization                                        25,100               27,678
        Loss on investment                                                    3,669                    0
        Gain on sale of assets                                                    0               (1,619)
        Gain on early retirement of debt                                          0               (4,356)
    (Increase) decrease in current assets:
        Accounts receivable                                                   2,873                6,650
        Inventories                                                           7,121               39,819
        Income tax refund                                                    16,284                    0
        Prepaid and other current assets                                     (3,907)              (2,598)
    Increase (decrease) in current liabilities:
        Accounts payable                                                    (10,728)              (7,832)
        Other current liabilities                                             5,621              (18,663)
    Other, net                                                                  575                4,402
                                                                         ----------           ----------

        Net cash provided by operating activities                            26,462               30,223

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net                                                (7,701)              (9,516)
    Proceeds from sale of assets                                                  0                5,200
    Other                                                                       533               (4,485)
                                                                         ----------           ----------

        Net cash used for investing activities                               (7,168)              (8,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                  1,015               17,474
    Payment of debt                                                          (2,158)              (5,421)
    Repurchase of bonds                                                           0               (8,910)
    Proceeds on credit facility, net                                              0                5,000
    Restricted cash withdrawal for loss on investment                         5,925                    0
    Restricted cash decrease                                                  1,327                    0
    Repurchase of common stock                                                    0                 (343)
    Dividends paid                                                             (312)                (721)
    Other, net                                                                  588                   10
                                                                         ----------           ----------

        Net cash provided by financing activities                             6,385                7,089

Effect of exchange rate changes on cash                                         334                   58

Net increase in cash and cash equivalents                                    26,013               28,569

Cash and cash equivalents at beginning of period                              9,214                5,668
                                                                         ----------           ----------
Cash and cash equivalents at end of period                               $   35,227           $   34,237
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

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A.       ACCOUNTING POLICIES

         In the opinion of Titan International, Inc. ("Titan" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001.

         The financial statements of the Company's foreign subsidiaries are translated in United States currency in accordance with SFAS No. 52, "Foreign Currency Translation". Assets and liabilities are translated to United States dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are included in "Accumulated other comprehensive loss" in stockholders' equity. Gains and losses that result from foreign currency transactions are included in the accompanying Consolidated Condensed Statements of Operations.

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

B.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, net reflects accumulated depreciation of $211.0 million and $189.6 million at September 30, 2002, and December 31, 2001, respectively.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



C.       INVENTORIES

         Inventories consisted of the following (in thousands):


                                                                                September 30,          December 31,
                                                                                     2002                  2001
                                                                                -------------         -------------
         Raw materials                                                         $    35,315           $    34,771
         Work-in-process                                                            16,901                11,549
         Finished goods                                                             55,869                67,647
                                                                               -----------           -----------
                                                                                   108,085               113,967
         LIFO reserve                                                                2,472                 2,834
                                                                               -----------           -----------
                                                                               $   110,557           $   116,801
                                                                               ===========           ===========

D.       GOODWILL

         Goodwill, net reflects accumulated amortization of $5.5 million at September 30, 2002, and December 31, 2001. No goodwill amortization has been recorded in 2002, pursuant to the adoption of SFAS No. 142 as described in note H.

         The carrying amount of goodwill by segment at September 30, 2002 was
         (i) agricultural of $9.7 million, (ii) earthmoving/construction of $6.2 million, and (iii) consumer of $1.7 million. The increase in goodwill, net from $17.0 million at December 31, 2001 to $17.6 million at September 30, 2002 is the result of currency exchange fluctuations.

         The table below provides comparative net earnings and earnings per share information had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

                                                                Three months ended             Nine months ended
                                                                   September 30,                  September 30,
                                                                2002            2001          2002            2001
                                                                ----            ----          ----            ----
         Net loss (in thousands)
         -----------------------
            As reported                                     $ (17,664)     $   (9,502)    $ (20,146)      $  (13,258)
            Goodwill amortization, net of tax                       0             157             0              470
                                                            ----------     -----------    ----------      -----------
         Adjusted net loss                                  $ (17,664)     $   (9,345)    $ (20,146)      $  (12,788)
                                                            ==========     ===========    ==========      ===========

         Basic & diluted loss per share
         ------------------------------
            As reported                                       $  (.85)          $(.46)        $(.97)          $ (.64)
            Goodwill amortization, net of tax                       0             .01             0              .02
                                                            ----------     -----------    ----------      -----------
         Adjusted net loss per share                          $  (.85)          $(.45)        $(.97)          $ (.62)
                                                            ==========     ===========    ==========      ===========

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)





E.       LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):



                                                                                September 30,         December 31,
                                                                                    2002                  2001
                                                                                -------------         ------------

         Senior subordinated notes                                            $   136,750           $   136,750
         Term loan                                                                 97,350                99,000
         Industrial revenue bonds and other                                        27,094                25,176
                                                                              -----------           -----------
                                                                                  261,194               260,926

         Less amounts due within one year                                           6,952                 4,304
                                                                              -----------           -----------

                                                                              $   254,242           $   256,622
                                                                              ===========           ===========


         Aggregate maturities of long-term debt at September 30, 2002, were as follows (in thousands):

         October 1 -- December 31, 2002                                       $     2,465
         2003                                                                      10,378
         2004                                                                      12,766
         2005                                                                      15,990
         2006                                                                      71,436
         Thereafter                                                               148,159
                                                                              -----------
                                                                              $   261,194
                                                                              ===========




F.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive loss, which includes net loss of $(17.7) million and the effect of foreign currency translation adjustments of $0.4 million, totaled $(17.3) million for the third quarter of 2002, compared to $(6.9) million in the third quarter of 2001 which includes net loss of $(9.5) million and the effect of foreign currency translation adjustments of $2.6 million. Comprehensive loss for the nine months ended September 30, 2002 was $(15.9) million, resulting from net loss of $(20.1) million and the effect of foreign currency translations of $4.2 million, compared to $(14.4) million in 2001 which includes net loss of $(13.3) million and the effect of foreign currency translation adjustments of $(1.1) million.

                           TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



G.       SEGMENT INFORMATION

         The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three and nine months ended September 30, 2002 and 2001 (in thousands):


                                                         Revenues                          Income (loss)
                         Three months ended           from external      Intersegment           from
                         September 30, 2002             customers          revenues         operations
                         ------------------             ---------          --------         ----------

                 Agricultural                          $   61,523        $   36,637       $     (879)

                 Earthmoving/construction                  33,888            13,646               98

                 Consumer                                   9,249             5,679             (516)

                 Reconciling items (a)                          0                 0           (6,514)
                                                       ----------        ----------       ----------

                 Consolidated totals                   $  104,660        $   55,962       $   (7,811)
                                                       ==========        ==========       ==========



                         Three months ended
                         September 30, 2001
                         ------------------

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

                           TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)




G.       SEGMENT INFORMATION (CONTINUED)


                                                         Revenues                          Income (loss)
                         Nine months ended            from external      Intersegment          from
                         September 30, 2002             customers          revenues         operations
                         ------------------             ---------          --------         ----------

                 Agricultural                          $  212,025        $  118,771       $   11,275

                 Earthmoving/construction                 110,304            43,620            4,850

                 Consumer                                  31,884            19,232              555

                 Reconciling items (a)                          0                 0          (19,429)
                                                       ----------        ----------       ----------

                 Consolidated totals                   $  354,213        $  181,623       $   (2,749)
                                                       ==========        ==========       ==========



                         Nine months ended
                         September 30, 2001
                         ------------------

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

                           TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)




G.       SEGMENT INFORMATION (CONTINUED)


                                                      September 30,      December 31,
                           Total assets                   2002              2001
                           ------------              -------------      ------------

                Agricultural                          $  257,870        $  252,213

                Earthmoving/construction                 141,502           151,823

                Consumer                                  35,201            46,783

                Reconciling items (b)                    115,167           118,135
                                                      ----------        ----------

                Consolidated totals                   $  549,740        $  568,954
                                                      ==========        ==========


     (b) Represents property, plant and equipment and goodwill related to certain acquisitions and other corporate assets.

H.       NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards Number 142

         On January 1, 2002, the Company adopted the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and requires goodwill to be tested for impairment at least annually. The Company has determined the reporting units and has conducted transitional tests of goodwill impairment of these units using the discounted cash flow method. The Company's transitional tests showed no impairment of goodwill due to the estimated discounted future cash flows exceeding the current net carrying value of the related unit. In estimating the future cash flows, the Company assumes sales and profitability trends, which have declined in recent years, will return to levels previously experienced by the Company. The Company's sales and profitability trends have been affected by downturns in the United States and world economy and the cumulative impact of the strikes at the Company's Des Moines, Iowa, and Natchez, Mississippi, facilities for 40 and 39 months, respectively. Should future information indicate such assumptions need to be revised downward, the carrying value could be impaired. Prospectively, the Company will evaluate goodwill for impairment in the fourth quarter of each fiscal year or whenever events or circumstances indicate impairment may exist.

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

         Statement of Financial Accounting Standards Number 146

         In June, 2002, SFAS No. 146, "Accounting for Exit or Disposal Costs" was issued. This statement provides new guidance on accounting and reporting for costs associated with exit or disposal activities. Adoption of this standard is required for any exit or disposal activities initiated subsequent to December 31, 2002.

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

                           TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)




J.       LOSS ON INVESTMENT

         The Company maintains financial interests in Fabrica Uruguaya de Neumaticos S.A. (FUNSA), a tire manufacturer located in Uruguay, South America. FUNSA is not currently producing tires, however FUNSA is working with its investors, the government of Uruguay and the union to complete a reorganization plan and resume the manufacturing of tires. These plans have been significantly hindered by the major economic crisis that occurred in Uruguay during the third quarter of 2002, including a run on banks and the temporary closing of the banking system. Due to these events and the deterioration of economic conditions, social distress and resultant unrest in the country of Uruguay, the Company is reserving its investment in FUNSA of $9.6 million. The expense of $9.6 million was taken in the third quarter of 2002 and is classified in the accompanying Consolidated Condensed Statements of Operations as "Loss on Investment." On the accompanying Consolidated Condensed Statements of Cash Flows, $3.7 million is shown as a non-cash loss on investment and the remaining $5.9 million is shown as a reduction in restricted cash deposits.

K.       LEASE COMMITMENTS

         The Company leases certain buildings and equipment under operating leases, including a lease for the building in Brownsville, Texas. Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

         At September 30, 2002, future minimum commitments under noncancellable operating leases with initial or remaining terms of one year are as follows (in thousands):

              October 1 -- December 31, 2002                 $     1,382
              2003                                                 4,659
              2004                                                 1,971
              2005                                                   535
              2006                                                   388


                           TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



L.       INCOME TAX REFUND

         In July of 2002, the Company received a federal income tax refund of approximately $16.3 million as a result of a net operating loss carryback generated from the losses incurred by the Company in 2001. The amount of the operating loss carryback was increased by a recent change in the tax laws allowing for operating losses to be carried back additional years and allowing the Company to recover additional taxes previously paid. The Company has recorded this refund as an increase to cash and a corresponding decrease in current deferred income taxes and prepaid and other current assets in the accompanying Consolidated Condensed Balance Sheets.

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

Revenue Recognition

The Company records sales revenue and cost of sales when products are shipped to customers and both title and the risks and rewards of ownership are transferred. Provisions are established for sales returns and uncollectible accounts based on historical experience. Should these experience trends change, adjustments would be necessary to the estimated provisions.

Product Costing

Inventories are valued at the lower of cost or market. For operations in the United States, cost is determined using the last-in, first-out (LIFO) method for approximately 54% of inventories and the first-in, first-out (FIFO) method for the remainder of inventories. Inventory of foreign subsidiaries is valued using the FIFO method. Market is estimated based on current selling prices. Estimated provisions are established for excess and obsolete inventory as well as inventory carried above market price based on historical experience. Should this experience change, adjustments would be necessary to the estimated provisions.

Impairment of Fixed Assets

The Company reviews fixed assets to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. Impairment losses are measured as the excess of the carrying value of the asset over the discounted expected future cash flows or the fair value of the asset. Significant assumptions relating to future operations must be made when estimating future cash flows. Should unforeseen events occur or should operating trends change significantly, impairment losses could occur.

                           TITAN INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



CRITICAL ACCOUNTING POLICIES (CONTINUED)

Valuation of Equity Investments

The Company assesses the carrying value of its equity investments whenever events and circumstances indicate that the carrying values may not be recoverable. Investment write-downs, if necessary, are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. These write-downs, if any, are measured as the excess of the carrying value of the asset over the discounted expected future cash flows or the fair value of the asset. Significant assumptions relating to future investment results must be made when estimating the future cash flows associated with these investments. Should unforeseen events occur or should investment trends change significantly, impairment losses could occur.

Impairment of Goodwill

The Company will review goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, or whenever events and circumstances indicate that the carrying values may not be recoverable. Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment. Should unforeseen events occur or should operating trends change significantly, impairment losses could occur.

Retirement Benefit Obligations

Pension and other postretirement benefit obligations are based on various assumptions used by the Company's actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Actual results that differ from the assumptions and changes in assumptions affect future expenses, cash funding requirements and obligations. For more information concerning these costs and obligations, see the additional discussion of the "Minimum Pension Liability" and Note 14 to the Company's financial statements on Form 10-K for the fiscal year ended December 31, 2001.

                           TITAN INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended September 30, 2002, were $104.7 million, compared to 2001 third quarter net sales of $100.5 million. Net sales for the nine months ended September 30, 2002 were $354.2 million, compared to 2001 net sales of $356.9 million. Net sales for the quarter ended September 30, 2002, increased as the result of a small rebound in agricultural segment sales. The decrease in net sales for the nine months ended September 30, 2002, was primarily due to reduced production by the Company's major customers and the continued negative economic conditions in the global earthmoving/construction and consumer markets.

Cost of Sales and Gross Profit

Cost of sales was $101.6 and $324.2 million for the third quarter and for the nine months ended September 30, 2002, as compared to $97.7 and $331.8 million in 2001. Gross profit for the third quarter of 2002 was $3.0 million or 2.9% of net sales, compared to $2.8 million or 2.8% of net sales for the third quarter of 2001. Gross profit for the nine months ended September 30, 2002, was $30.0 million or 8.5% of net sales, compared to $25.2 million or 7.1% of net sales for 2001. Gross profit, as a percentage of net sales, was positively impacted by the Company's efforts to control costs. Cost reduction measures have included the closing of several distribution facilities as part of the Company's reorganization of its domestic distribution network. Titan's cost control efforts were partially offset by price increases for steel and rubber, the primary raw materials used by the Company.

The Company's profit margins continue to be affected by the excess capacity at the idle Natchez, Mississippi facility. Depreciation on the fixed assets at this facility, along with minimal operating costs, continues to be incurred. A recent third party appraisal indicates the fair value of the fixed assets of this facility is in excess of the carrying value of $20.9 million. The Company continually assesses its capacity requirements and makes necessary changes as dictated by customer demand.

Administrative Expenses

Selling, general and administrative (SG&A) and research and development (R&D) expenses for the third quarter of 2002 were $10.8 million or 10.4% of net sales, compared to $10.9 million or 10.8% of net sales for 2001. SG&A and R&D expenses for the nine months ended September 30, 2002 were $32.8 million or 9.3% of net sales, compared to $33.9 million or 9.5% of net sales in 2001. The SG&A and R&D percentages were lower due to the Company's efforts to streamline total SG&A expenditures, as well as the cessation of the amortization of goodwill as discussed in footnote D of the accompanying financial statements. The Company's streamlining efforts included headcount reductions.

                           TITAN INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (CONTINUED)

Operating Results and Other

Loss from operations for the third quarter of 2002 was $(7.8) million or (7.5)% of net sales, compared to $(8.0) million or (8.0)% in 2001. Loss from operations for the nine months ended September 30, 2002, was $(2.7) million or (0.8)% of net sales, compared to $(8.8) million or (2.5)% for 2001. Operating results were primarily impacted by the Company's effort to reduce costs as discussed above.

Net interest expense was $5.2 million and $15.6 million for the third quarter and for the nine months ended September 30, 2002, respectively, compared to $4.9 million and $16.0 million in 2001. The increased interest expense in the third quarter of 2002 as compared to 2001 is primarily due to an increase in outstanding debt in the third quarter of 2002 as compared to 2001.

The $9.6 million loss on investment resulted from the Company's decision to reserve its investment in Fabrica Uruguaya de Neumaticos S.A. (FUNSA), a tire manufacturer located in Uruguay, South America. FUNSA is not currently producing tires, however FUNSA is working with its investors, the government of Uruguay and the union to complete a reorganization plan and resume the manufacturing of tires. These plans have been significantly hindered by the major economic crisis that occurred in Uruguay during the third quarter of 2002, including a run on banks and the temporary closing of the banking system. Due to these events and the deterioration of economic conditions, social distress and resultant unrest in the country of Uruguay, the Company is reserving its investment in FUNSA of $9.6 million. The expense of $9.6 million was taken in the third quarter of 2002 and is classified in the accompanying Consolidated Condensed Statements of Operations as "Loss on Investment." On the accompanying Consolidated Condensed Statements of Cash Flows, $3.7 million is shown as a non-cash loss on investment and the remaining $5.9 million is shown as a reduction in restricted cash deposits.

The $1.6 million gain on sale of assets in 2001 was attributed to the sale of an airplane during the first quarter of that year. A gain on early retirement of debt of $4.4 million in the second quarter of 2001 resulted from the early retirement of $13.3 million of the senior subordinated notes.

During the quarter and the nine months ended September 30, 2002, the strength of foreign currencies against the dollar benefited Titan by $0.2 million and $1.4 million, respectively.

The Company's effective tax benefit on the net loss was 20% for the first nine months of both 2001 and 2002. The effective tax benefit rate difference from the expected domestic federal rate of 35% is the result of anticipated taxable income in foreign jurisdictions and estimates in realizability of tax loss carryback and carryforward amounts.

                           TITAN INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (CONTINUED)

Net Loss

Net loss for the third quarter and for the nine months ended September 30, 2002, was $(17.7) and $(20.1) million, respectively, compared to $(9.5) and $(13.3) million in 2001. Basic and diluted loss per share were $(.85) and $(.97) for the third quarter and for the nine months ended September 30, 2002, compared to $(.46) and $(.64) in 2001. Net loss increased as a result of the loss on investment.

Agricultural Segment Results

Net sales in the agricultural market were $61.5 and $212.0 million for the third quarter and the nine months ended September 30, 2002, as compared to $54.4 and $198.3 million in 2001. (Loss) income from operations in the agricultural market was $(0.9) and $11.3 million for the third quarter and the nine months ended September 30, 2002, as compared to $(1.1) and $7.6 million in 2001. The increase in net sales and income from operations in the agricultural market was primarily attributed to higher sales volumes resulting from an escalation in customer demand along with Titan's efforts to expand market share. Also, the heightened cost control efforts previously discussed contributed to the increase.

Earthmoving/Construction Segment Results

The Company's earthmoving/construction market net sales were $33.9 and $110.3 million for the third quarter and the nine months ended September 30, 2002, as compared to $37.2 and $122.3 million for 2001. Income from operations in the earthmoving/construction market was $0.1 and $4.9 million for the third quarter and the nine months ended September 30, 2002, versus $0.6 and $5.9 million in 2001. The year-to-date decrease in income from operations in the earthmoving/ construction market was primarily due to operating inefficiencies resulting from a decrease in the sales volume. However, these inefficiencies were partially offset by the increased cost control efforts previously discussed.

Consumer Segment Results

Consumer market net sales were $9.2 and $31.9 million for the third quarter of 2002 and the nine months ended September 30, 2002, as compared to $8.9 and $36.3 million for 2001. Consumer market (loss) income from operations was $(0.5) and $0.6 million for the third quarter of 2002 and the nine months ended September 30, 2002, as compared to loss from operations of $(1.3) and $(2.2) million for 2001. Although consumer market year-to-date net sales decreased, income from operations increased as a result of the Company's previously discussed efforts to enhance efficiencies and management's efforts to focus on the Company's higher margin consumer products.

                           TITAN INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (CONTINUED)

Foreign Subsidiaries Sales

Net sales at foreign subsidiaries for the quarter ended September 30, 2002, were $28.8 million, compared to 2001 third quarter sales of $24.6 million. The foreign sales were positively impacted by increased agricultural segment sales. Net sales at foreign subsidiaries for the nine months ended September 30, 2002 were $88.1 million, compared to 2001 net sales of $87.4 million.

Corporate Expenses

Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $6.5 and $19.4 million for the third quarter and the nine months ended September 30, 2002, respectively, as compared to $6.3 and $20.1 million for comparable periods in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

For the nine months ended September 30, 2002, positive cash flows from operating activities of $26.5 million resulted primarily from a federal income tax refund of $16.3 million as well as depreciation and amortization of $25.1 million. The tax refund reduced deferred income taxes by $8.2 million and other current assets by $8.1 million. Cash inflows were partially offset by the net loss of $(20.1) million and accounts payable decreases of $(10.7) million.

The Company invested $7.7 million in capital expenditures in the first nine months of 2002. The expenditures represent various equipment purchases and building improvements to enhance production capabilities. The Company estimates that its total capital expenditures will range from $10 million to $12 million in 2002.

In the nine months ended September 30, 2002, positive cash flows from financing activities of $6.4 million resulted primarily from a $7.3 million decrease in restricted cash deposits.

Other Issues

The Company's business is subject to seasonal sales variations that affect inventory levels and accounts receivable balances.

There have been no significant changes in interest rates, debt borrowings, or related covenants during the first nine months of 2002.

                           TITAN INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company had restricted cash of $27.4 million at September 30, 2002. Restricted cash of $15.0 million was held as collateral on the revolving loan agreement. The remaining $12.4 million was collateral on outstanding letters of credit for an industrial revenue bond of $9.6 million and another for $2.8 million. Letters of credit were previously issued under the Company's credit facility, which was replaced in December 2001. The amount of restricted cash was reduced by $7.3 million, primarily resulting from the $5.9 million restricted cash reduction for FUNSA.

The Company's term loan and revolving loan agreements contain various covenants and restrictions. The Company is in compliance with these covenants and restrictions as of September 30, 2002. The financial covenants in these loan agreements require the (i) Company's adjusted minimum tangible net worth be equal to or greater than $150 million, (ii) value of equipment, accounts receivable, and inventory be equal to or greater than three times the outstanding principal balance of the term loan, and (iii) value of accounts receivable and inventory be equal to or greater than $100 million. Restrictions include (i) limits on payments of dividends and repurchases of the Company's stock, (ii) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company, and (iii) limitations on investments, dispositions of assets and guarantees of indebtedness. These covenants and restrictions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions. If the Company were unable to meet these covenants, the Company would be in default on these loan agreements.

Liquidity Outlook

At September 30, 2002, the Company had unrestricted cash and cash equivalents of $35.2 million and no amount was drawn on the $20 million revolving loan agreement. Cash on hand, anticipated internal cash flows from operations and utilization of remaining available borrowings are expected to provide sufficient liquidity for working capital needs, capital expenditures, and payments required on short-term debt for the near term. However, if the Company were to exhaust all currently available working capital sources, or were not to meet the financial covenants and conditions of its loan agreements, the Company might find it extremely difficult or not possible to secure additional funding in order to meet working capital requirements.

                           TITAN INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OUTLOOK

Agricultural Segment

Given current economic conditions, the agricultural market sales for the remainder of 2002 are expected to be slightly above 2001 levels. The newly enacted farm bill in the United States and more generous depreciation rules should eventually support an increase in farm equipment sales. However, dry weather has pushed any expected additional sales increases into next year at the earliest. Many variables, including weather, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy. Many of the Company's customers in the agricultural market schedule extended plant shutdowns near the end of the year. Therefore, sales and profitability for the fourth quarter are expected to decline as compared to the first three quarters of 2002. However, the Company believes enhanced efficiencies will allow the operating results to continue to outperform those of 2001. Also, the Company expects to enact price increases in the agricultural market to offset higher raw material costs.

Earthmoving/Construction Segment

Sales in the earthmoving/construction market for the balance of 2002 are expected to remain lower than 2001. In response to higher raw material costs, the Company expects to enact price increases on its products in the earthmoving/construction market. However, these price increases are not expected to make up for market weaknesses including a general uncertainty in the earthmoving/construction market, which has slowed spending on new equipment. Governmental entities have cut construction spending due to lower government receipts. Also, weakness persists at equipment rental agencies, thereby decreasing their demand to purchase new equipment. Many of the Company's earthmoving/construction customers also schedule extended plant shutdowns toward the end of the year. Therefore, sales and profitability for the remainder of 2002 will likely remain depressed.

Consumer Segment

Consumer market sales are anticipated to be lower for the remainder of 2002 when compared to 2001. Many items affect the consumer market including weather, competitive pricing, energy prices, and consumer attitude, which remains cautious. However, if the enhanced efficiencies continue, along with management's concerted effort to focus on the Company's higher margin consumer products, the consumer market will show improved margins when compared to 2001.

                           TITAN INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OUTLOOK (CONTINUED)

Market and Economic Uncertainties

Market share loss or lower demand in the markets that the Company serves could adversely affect the Company's results of operations, financial position and liquidity in the future. This could result in reduced levels of plant utilization that would increase the costs of the Company's products. In addition, increases in labor, raw material, energy, insurance and other expenses would also result in increased product cost. Due to current pricing pressures brought on by a highly competitive marketplace, these additional costs may not be recoverable. The continuation of the current economic downturn in the United States and worldwide is likely to have an unfavorable impact on the Company's sales and earnings in subsequent periods.

MARKET RISK SENSITIVE INSTRUMENTS

The Company's risks related to foreign currencies, commodity prices and interest rates are consistent with those for 2001.

MINIMUM PENSION LIABILITY

Due to the major decline in the equity markets during 2002, the fair value of the Company's pension fund assets has significantly decreased since December 31, 2001. In accordance with Financial Accounting Standards Board (FASB) Statement No. 87, "Employer's Accounting for Pensions", the Company expects to record an additional minimum pension liability adjustment at December 31, 2002. The direct charge to stockholders' equity would not affect net income, but would be included in other comprehensive income (loss).

                           TITAN INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards Number 142

On January 1, 2002, the Company adopted the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and requires goodwill to be tested for impairment at least annually. The Company has determined the reporting units and has conducted transitional tests of goodwill impairment of these units using the discounted cash flow method. The Company's transitional tests showed no impairment of goodwill due to the estimated discounted future cash flows exceeding the current net carrying value of the related unit. In estimating the future cash flows, the Company assumes sales and profitability trends, which have declined in recent years, will return to levels previously experienced by the Company. The Company's sales and profitability trends have been affected by downturns in the United States and world economy and the cumulative impact of the strikes at the Company's Des Moines, Iowa, and Natchez, Mississippi, facilities for 40 and 39 months, respectively. Should future information indicate such assumptions need to be revised downward, the carrying value could be impaired. Prospectively, the Company will evaluate goodwill for impairment in the fourth quarter of each fiscal year or whenever events or circumstances indicate impairment may exist.

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

                           TITAN INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



NEW ACCOUNTING STANDARDS (CONTINUED)

Statement of Financial Accounting Standards Number 146

In June, 2002, SFAS No. 146, "Accounting for Exit or Disposal Costs" was issued. This statement provides new guidance on accounting and reporting for costs associated with exit or disposal activities. Adoption of this standard is required for any exit or disposal activities initiated subsequent to December 31, 2002.

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

                           TITAN INTERNATIONAL, INC.

                         PART I. FINANCIAL INFORMATION


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company's most recent Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company's principal executive officer and principal financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           TITAN INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION


ITEMS 1 THROUGH 5 ARE NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

                           TITAN INTERNATIONAL, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 TITAN INTERNATIONAL, INC.
                                                        (REGISTRANT)


DATE:    October 30, 2002             BY:    /s/ Maurice M. Taylor Jr.
       -----------------------               -----------------------------------
                                                 Maurice M. Taylor Jr.
                                                 President and Chief Executive
                                                 Officer


                                      BY:    /s/ Kent W. Hackamack
                                             -----------------------------------
                                                 Kent W. Hackamack
                                                 Vice President of Finance and
                                                 Treasurer
                                                (Principal Financial Officer and
                                                 Principal Accounting Officer)

                                  CERTIFICATION

Each of the undersigned hereby certifies that, to the best of their knowledge, this report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                                  TITAN INTERNATIONAL, INC.
                                                        (REGISTRANT)


DATE:    October 30, 2002             BY:    /s/ Maurice M. Taylor Jr.
       -----------------------               -----------------------------------
                                                 Maurice M. Taylor Jr.
                                                 President and Chief Executive
                                                 Officer


                                      BY:    /s/ Kent W. Hackamack
                                             -----------------------------------
                                                 Kent W. Hackamack
                                                 Vice President of Finance and
                                                 Treasurer
                                                (Principal Financial Officer and
                                                 Principal Accounting Officer)
                                       26

                           TITAN INTERNATIONAL, INC.


                                  CERTIFICATION

I, Maurice M. Taylor Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Titan International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:    October 30, 2002             BY:    /s/ Maurice M. Taylor Jr.
       -----------------------               -----------------------------------
                                                 Maurice M. Taylor Jr.
                                                 President and Chief Executive
                                                 Officer

                           TITAN INTERNATIONAL, INC.

                                  CERTIFICATION

I, Kent W. Hackamack, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Titan International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     d) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:    October 30, 2002             BY:    /s/ Kent W. Hackamack
       -----------------------               -----------------------------------
                                                 Kent W. Hackamack
                                                 Vice President of Finance and
                                                 Treasurer
                                                (Principal Financial Officer and
                                                 Principal Accounting Officer)