Form 10-K
period 2002-12-31
TITAN INTERNATIONAL INC
filed 2003-02-28
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One) ☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12936

TITAN INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization)	36-3228472 (I.R.S. Employer Identification No.)

2701 Spruce Street, Quincy, IL 62301 (Address of principal executive offices, including Zip Code)	(217) 228-6011 (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     As of January 31, 2003, 20,900,728 shares of common stock of the registrant were outstanding. The aggregate market value of the shares of common stock of the registrant held by non-affiliates was $19,398,013 based upon the closing price of the common stock on the New York Stock Exchange on January 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held May 15, 2003.

PART I
PART II
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART III
PART IV
SIGNATURES
CERTIFICATION
CERTIFICATION
CERTIFICATION
MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II — VALUATION RESERVES
Subsidiaries of the Registrant
Consent of PricewaterhouseCoopers LLP

PART I

Item 1. Business

General

Titan International, Inc. (Titan or the Company) is a global manufacturer of off-highway wheels and tires for agricultural, earthmoving/construction and consumer equipment. Titan manufactures both wheels and tires for the majority of these applications, allowing the Company to provide the value-added service of delivering complete wheel and tire assemblies. The Company offers a broad range of products that are manufactured in relatively short production runs to meet the specifications of original equipment manufacturers (OEMs) and/or the requirements of aftermarket customers.

As one of the very few companies dedicated to the off-highway wheel and tire market, Titan’s engineering and manufacturing resources are focused on addressing the real-life concerns of the end-users of our products. Titan’s commitment to product innovation is demonstrated by the development of the LSW series of wheel and tire assemblies, which considerably enhances the performance of off-highway vehicles.

In 2002, Titan’s agricultural market sales represented 60% of net sales, the earthmoving/construction market represented 31% and the consumer market represented 9%. For information concerning the revenues, certain expenses, income from operations and assets attributable to each of the segments in which the Company operates, see Note 26 to the consolidated financial statements of Titan International, Inc., included in Item 8 herein.

Agricultural Market

Titan’s agricultural wheels, rims and tires are manufactured for use on various agricultural and forestry equipment, including tractors, combines, skidders, plows, planters and irrigation equipment and are sold to OEMs and independent distributors. The wheels and rims range in diameter from 9” to 54” with the 54” diameter being the largest agricultural wheel manufactured in North America. Basic configurations are combined with distinct variations (such as different centers and a wide range of material thickness) allowing the Company to offer a broad line of product models to meet customer specifications. Titan’s agricultural tires range in diameter from 8” to 85” and in width from 4.8” to 44”. The Company offers the added value of delivering a complete wheel and tire assembly to customers. The aftermarket tires are marketed through a network of independent distributors, equipment dealers, and Titan’s own distribution centers.

Earthmoving/Construction Market

The Company manufactures wheels and rims for various types of earthmoving, mining and construction equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, load transporters, haul trucks and backhoe loaders. The Company provides customers with a broad range of earthmoving/construction wheels ranging in diameter from 20” to 63”, in width from 8” to 60” and in weight from 125 pounds to 7,000 pounds. The 63” diameter wheel is the largest manufactured in North America for the earthmoving/construction market. The majority of the earthmoving/ construction wheels produced by Titan are sold directly to OEMs. In addition, Titan produces a range of tires for the earthmoving/construction market. The Company offers the added value of wheel and tire assembly for many applications in the earthmoving/construction market. Also included in this market segment are the various wheels, tires and components Titan manufactures for the United States Government, primarily for certain military vehicles (i.e.; trucks, trailers, tanks and personnel carriers).

Consumer Market

Titan builds a variety of products for all terrain vehicles (ATVs), turf, golf, and trailer applications. The Company exited the OEM business for lawn and garden equipment and ATVs in 2002, concentrating instead on the aftermarket for ATV and turf products. Consumer wheels and rims range in diameter from 4” to 16”. Likewise, Titan produces a variety of tires for the consumer market. New ATV tire tread patterns for the replacement market have been designed and introduced in the past few years. For the domestic boat, recreational and utility trailers markets, the Company produces wheels and tires, and assembles brakes, actuators and components. The Company also offers the value-added service of a wheel and tire system for the consumer market.

Market Conditions Outlook

Industry analysts are predicting that the market segments in which Titan does business will not improve dramatically during 2003. The agricultural market may strengthen somewhat during the second half of 2003, thanks in part to the stabilizing impact of the Farm Security and Rural Investment Act. The earthmoving/construction industry, however, is anticipated to experience continued adversity throughout the year. Consumer market performance is largely tied to recreational spending habits. Overall, these circumstances, combined with positive economic developments, may result in slightly improved market conditions for the Company in 2003 when compared to 2002.

Operations

Wheel Manufacturing Process

Most agricultural wheels are produced using a rim and a center disc. A rim is produced by first cutting large steel sheets to required width and length specifications. These steel sections are rolled and welded to form a circular rim, which is flared and formed in the rollform operation. The majority of discs are manufactured using presses that both blank and form the center to specifications in multiple stage operations. The Company e-coats wheels using a multi-step process prior to the final top coating.

Large earthmoving/construction steel wheels are manufactured from hot and cold rolled steel sections. Hot rolled sections are generally used to increase cross section thickness in high stress areas of large diameter wheels. A special cold forming process for 25” wheels is used to increase cross section thickness while eliminating two components. Rims are built from a series of hoops that are welded together to form a rim base. The complete rim base is made from either three or five separate parts that then lock together after the rubber tire has been fitted to the wheel and inflated.

Smaller wheels (usually 12” or less in diameter), the majority of which are produced for consumer markets, are manufactured by a process in which half-wheels are press-formed, then two half-wheel stampings are welded together to form a complete wheel. Generally, for larger wheels (12” or more in diameter) produced for the consumer market, the Company manufactures rims and centers, welds the rims to the centers and then paints the assembled product.

Operations (continued)

Tire Manufacturing Process

The first step in tire production is the mixing of rubber, carbon black and chemicals to form various rubber compounds. These rubber compounds are then extruded and processed with textile or steel materials to make specific components. These components — beads (wire bundles that anchor the tire with the wheel), plies (layers of fabric that give the tire strength), belts (fabric or steel fabric wrapped under the tread in some tires), tread and sidewall - are then assembled into an uncured tire. The uncured tire is placed into a press that molds and vulcanizes the carcass under set time, temperature and pressure into a finished tire.

Wheel and Tire Assemblies

The Company’s position as a manufacturer of both wheels and tires allows Titan to mount and deliver one of the largest selections of off-highway assemblies in the world. Titan offers this value-added service of one-stop shopping for wheel and tire assemblies for the agricultural, earthmoving/construction and consumer markets. Customer orders are entered into the Company’s system either through electronic data interchange or manually. The appropriate wheel-tire assembly delivery schedule is formulated based on each customer’s requirements and the product is received by the customer just-in-time.

Quality Control

The Company is ISO 9000 certified at seven of its manufacturing facilities. The ISO 9000 series is a set of related and internationally recognized standards of management and quality assurance. The standards specify guidelines for establishing, documenting and maintaining a system to ensure quality. The ISO 9000 certifications are a testament to Titan’s dedication to providing quality products for its customers.

Raw Materials

Steel and rubber are the primary raw materials used by the Company in all segments. To ensure a consistent steel supply, Titan purchases raw steel from key steel mills and maintains relationships with steel processors for steel preparation. The Company is not dependent on any single producer for its steel supply. Rubber and other raw materials for tire manufacture are some of the Company’s largest commodity expenses. Titan buys rubber in markets where there are numerous supply sources. In addition to the development of key domestic suppliers, the Company’s strategic procurement plan includes international suppliers to assure competitive price and quality in the global marketplace. As is customary in the industry, the Company does not have long-term contracts for the purchase of steel or rubber and, therefore, purchases are subject to price fluctuations.

Customers

The Company’s 10 largest customers accounted for approximately 54% of net sales for the year ended December 31, 2002, compared to 51% for the year ended December 31, 2001. Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction, and consumer markets represented 15% of the Company’s consolidated revenues for the year ended December 31, 2002. Net sales to CNH Global N.V. in Titan’s three markets represented 12% of the Company’s consolidated revenues for the year ended December 31, 2002. No other customer accounted for more than 10% of the Company’s net sales in 2002.

Marketing and Distribution

The Company employees an internal sales force and utilizes several manufacturing representative firms for sales in the United States and Europe. In the United States, sales representatives are organized within geographical regions. The international sales force includes employees in France, Germany, Italy and the United Kingdom. Titan believes international sales efforts are enhanced when sales representatives sell primarily within their native countries.

Titan distributes wheels and tires directly to OEMs. The distribution of aftermarket tires occurs primarily through a network of independent and OEM dealers. The Company distributes wheel and tire assemblies directly to OEMs and aftermarket customers through its own distribution network consisting of nine facilities throughout the United States and Europe.

Research, Development and Engineering

The Company’s research, development and engineering staffs test new designs and technologies and develop new manufacturing methods to improve product performance. These services enhance the Company’s relationships with customers. The Company has spent $3.5 million, $3.1 million, and $4.7 million, on research and development for the years ended December 31, 2002, 2001 and 2000, respectively. These costs were primarily incurred in developing the LSW series of wheels and tires, which considerably enhances the performance of off-highway vehicles. The ongoing cost of research and development for the LSW has declined, although Titan continues to introduce new LSW wheel and tire assemblies for the agricultural, earthmoving/construction, and consumer markets.

The LSW wheel and tire assemblies reduce bounce, power hop, road lope and heat build-up and provide more stability and safety for operators, which in turn leads to greater productivity. The key to the success of the LSW is an increase in wheel diameter while maintaining the original outside tire diameter. This is accomplished by lowering the sidewall (LSW is an acronym for low sidewall) and increasing its strength. Maintaining the original outside diameter of the tire allows the LSW to improve the performance of agricultural, earthmoving/construction and consumer equipment without further modification.

Employees

At December 31, 2002, the Company employed approximately 2,900 people in the United States and Europe. Approximately 34% of the Company’s employees in the United States are covered by three collective bargaining agreements. The majority of employees at Titan’s foreign facilities are represented by collective bargaining agreements that are renewed from time to time depending on terms of the agreements and the laws of the foreign jurisdictions. The employees of the Company’s Walcott, Iowa, facility ratified a three-year contract in July of 2002. In September of 2001, employees of the Company’s Des Moines, Iowa, facility approved a new labor agreement effective through the year 2006. In December of 2001, former workers at the Company’s Natchez, Mississippi, facility approved a new labor agreement also effective through the year 2006. Before ratifying these contracts, the employees or former workers at the Des Moines and Natchez facilities had been on strike for 40 and 39 months, respectively. The Natchez, Mississippi, facility is not currently in operation. The strikes at these facilities had an adverse effect on the Company’s financial position, cash flows and results of operations in 2001 and 2000. The Company believes the resolution of these two strikes has improved employee relations at these facilities and that employee relations at the other facilities are generally good.

International Operations

In addition to the Company’s facilities in the United States, Titan also operates distribution and wheel manufacturing facilities in Europe. For the year ended December 31, 2002, the Company generated $119.4 million, or 26% percent, of its net sales from foreign operations. International operations and exports to foreign markets are subject to a number of special risks, including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of markets, and restrictive actions by foreign governments (such as restrictions on transfer of funds, export duties and quotas and foreign customs). Other risks include changes in foreign laws regarding trade and investment, difficulties in obtaining distribution and support, nationalization, reforms of laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws. There can be no assurance that one, or a combination, of these factors will not have a material adverse effect on the Company’s ability to increase or maintain its foreign sales or on its results of operations. The Company had total aggregate export sales of approximately $81.5 million, $70.8 million, and $79.4 million, for the years ended December 31, 2002, 2001 and 2000, respectively. For financial information regarding international operations, see Note 26 to the consolidated financial statements of Titan International, Inc., included in Item 8 herein.

The Company has significant manufacturing operations in foreign countries and purchases a portion of its raw materials from foreign suppliers. The production costs, profit margins and competitive position of the Company are affected by the strength of the currencies in countries where Titan manufactures or purchases goods, relative to the strength of the currencies in countries where products are sold. The Company’s results of operations, cash flows and financial position may be adversely affected by fluctuations in foreign currencies and by translation of the financial statements of the Company’s foreign subsidiaries from local currencies into United States dollars.

Order Backlog

As of January 31, 2003, Titan estimates $149 million in firm orders compared to $110 million at February 28, 2002. Orders are considered firm if the customer would be obligated to accept the product if manufactured and delivered pursuant to the terms of such orders. The Company believes that the majority of the current order backlog will be filled during the current year.

Patents and Trademarks

The Company owns various United States and foreign patents and trademarks and continues to apply for patent protection for many new products. While patents are considered significant to the operations of the business, Titan does not consider any one of them to be of such importance that the patent’s expiration or invalidity could materially affect the Company’s business.

Environmental Compliance

In the ordinary course of business, like other industrial companies, the Company is subject to extensive and evolving federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup. The Company’s policy is to accrue environmental cleanup-related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company does not currently anticipate any material capital expenditures for environmental control facilities. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of the site investigation, preliminary findings and the length of time involved in remediation or settlement. The Company does not include anticipated recoveries from insurance carriers or other third parties in its accruals for environmental liabilities. Due to the difficult nature of predicting future environmental costs, the Company cannot anticipate or predict the material adverse effect on its operations, cash flows or financial condition as a result of efforts to comply with, or its liabilities under, environmental laws.

Competition

The Company competes with several domestic and international companies, some of which are larger and have greater financial and marketing resources than Titan. The Company believes it is the primary source of steel wheels and rims to the majority of its North American customers. Major competitors in the wheel market include GKN Wheels, Ltd. and Topy Industries, Ltd. Major competitors in the tire market include Goodyear Tire & Rubber Co. and Bridgestone/Firestone. The Company competes primarily on the basis of price, quality, customer service, design capability and delivery time. The Company’s ability to compete with international competitors may be adversely affected by currency fluctuations. In addition, certain of the Company’s OEM customers could, under individual circumstances, elect to manufacture the Company’s products to meet their requirements or to otherwise compete with the Company. There can be no assurance that the Company will not be adversely affected by increased competition in the markets in which it operates, or that competitors will not develop products that are more effective, less expensive, or otherwise render certain of Titan’s products less competitive. From time to time, certain competitors of the Company have reduced their prices in particular product categories, which has prompted the Company to reduce prices as well. There can be no assurance that in the future, competitors of the Company will not further reduce prices or that any such reductions would not have a material adverse effect on the Company.

Item 2. Properties

The Company maintains 14 manufacturing and warehousing/distribution facilities in the United States with a collective floor space of approximately 8.0 million square feet. Of these facilities, one is used primarily for the manufacture of agricultural products, one is dedicated primarily to the manufacture of earthmoving/construction products and four manufacture products for all three of the Company’s market segments. The remaining eight facilities are used for the warehousing/distribution of products in all of the Company’s segments.

The Company’s facility in Natchez, Mississippi, is not currently in operation. This facility could be used for the manufacture of agricultural, earthmoving/construction and consumer tires and comprises approximately 1.2 million square feet. There are no immediate plans to reopen this facility; however, this facility may be reopened in the future if the Company requires additional production capacity to meet demand. The Company’s facility in Greenwood, South Carolina, is not currently in operation. This facility encompasses approximately 0.1 million square feet. The Company is currently exploring strategies for this facility. The Company has assessed that the net realizable value of these facilities exceeds the net book value and, therefore, the Company believes the facilities are fairly stated. The Company has reorganized its distribution network and, as a part of this reorganization, several distribution facilities have been closed. The Company accrued $0.7 million for future minimum lease payments due on noncancellable leases for closed distribution facilities.

In Europe, Titan maintains six manufacturing and warehousing/distribution facilities with a collective floor space of approximately 1.5 million square feet. These facilities are located in Italy, the United Kingdom, France, and Germany. Of these facilities, one is used for the manufacture of earthmoving/construction products, four are used for the manufacture of agricultural, earthmoving/construction and consumer products, and one is used for warehousing and distribution of products for all of the Company’s segments.

Several of the Company’s facilities are leased through operating lease agreements. For information on these operating leases, see Note 23 to the consolidated financial statements of Titan International, Inc., included in Item 8 herein. The Company considers each of its facilities to be in good operating condition and adequate for present use. Management believes that the Company has sufficient capacity to meet current market demand.

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

Item 4a. Executive Officers of the Registrant

The names, ages and positions of all executive officers of the Company are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting immediately following the Annual Meeting of Stockholders. The President and Secretary are brother and sister. There is no arrangement or understanding between any officer and any other person pursuant to which an officer was selected.

Maurice M. Taylor Jr., 58, has been President, Chief Executive Officer and a Director of the Company since 1990, when Titan was acquired in a management-led buyout by investors, including Mr. Taylor.

J.Michael A. Akers, 59, began organizing the start-up of Titan’s European Operations in 1990 and became a member of the management team in 1995. Mr. Akers was appointed Vice President in 1999.

Kent W. Hackamack, 44, served as Corporate Controller of the Company from 1994 to 1996. Mr. Hackamack was appointed Vice President of Finance and Treasurer in 1996.

Cheri T. Holley, 55, joined the Company in 1994 as General Counsel and Secretary. Ms. Holley was appointed Vice President in 1996.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol TWI. The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE and information concerning per share dividends declared for the periods indicated.

			Dividends
	High	Low	Declared

2002
First quarter	$5.64	$4.07	$0.005
Second quarter	5.50	4.00	0.005
Third quarter	5.45	2.55	0.005
Fourth quarter	2.96	1.18	0.005
2001
First quarter	$5.10	$3.50	$0.015
Second quarter	5.60	3.00	0.005
Third quarter	6.10	3.99	0.005
Fourth quarter	5.25	4.40	0.005

On January 31, 2003, there were 1,036 holders of record of Titan common stock.

Item 6. Selected Financial Data

The selected financial data presented below, as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, are derived from the Company’s consolidated financial statements, as audited by PricewaterhouseCoopers LLP, independent accountants, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

	Year Ended December 31,
	(In thousands except per share data)
	2002		2001	2000		1999	1998

Net sales	$462,820		$457,475	$543,069		$588,023	$660,781
Gross profit	29,741		18,664	40,145		61,694	91,129
(Loss) income from operations	(14,086)		(33,465)	(8,646)		3,770	31,163
(Loss) income before income taxes	(44,293	) (a)	(46,386)	8,702	(b)	(18,445)	13,146
Net (loss) income	(35,877	) (a)	(34,789)	4,525	(b)	(11,436)	8,151
Net (loss) income per share — basic	(1.73	) (a)	(1.68)	.22	(b)	(.55)	.38
Net (loss) income per share — diluted	(1.73	) (a)	(1.68)	.22	(b)	(.55)	.38
Dividends declared per common share	.02		.03	.06		.06	.06

(a)	Includes loss on investments of $12.4 million ($10.0 million after taxes).
(b)	Includes a gain of $38.7 million ($20.1 million after taxes) related to the sale of certain assets in April 2000.

	As of December 31,
	(In thousands)
	2002	2001	2000	1999	1998

Working capital	$170,263	$180,684	$186,116	$170,783	$170,465
Current assets	254,569	262,723	285,556	279,078	312,195
Total assets	531,999	568,954	591,641	637,181	678,274
Long-term debt	249,119	256,622	227,975	255,521	247,584
Stockholders’ equity	144,027	185,907	228,705	228,866	247,037

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of
Operations

Results of Operations

The following table sets forth the Company’s statement of operations expressed as a percentage of net sales for the periods indicated. This table and subsequent discussions should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

	As a Percentage of Net Sales
	Year ended December 31,

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	93.6	95.9	92.6

Gross profit	6.4	4.1	7.4
Selling, general and administrative expenses	8.7	10.7	8.1
Research and development expenses	0.7	0.7	0.9

(Loss) income from operations	(3.0)	(7.3)	(1.6)
Interest expense	(4.5)	(4.6)	(4.1)
Loss on investments	(2.7)	0.0	0.0
Gain on sale of assets	0.0	0.4	7.1
Gain on early retirement of debt	0.0	1.0	0.0
Other income	0.6	0.4	0.2

(Loss) income before income taxes	(9.6)	(10.1)	1.6
(Benefit) provision for income taxes	(1.8)	(2.5)	0.8

Net (loss) income	(7.8)%	(7.6)%	0.8%

In addition, the following table sets forth components of the Company’s net sales classified by segment for the periods indicated (in thousands):

	2002	2001		2000

Agricultural	$278,266	$256,140		$283,058
Earthmoving/Construction	144,725	156,033		162,591
Consumer	39,829	45,302	(a)	97,420	(a)

Total	$462,820	$457,475		$543,069

(a)	Consumer market sales decreased as result of the sale of certain assets in April 2000.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with generally accepted accounting principles requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The Company’s application of these policies involves judgments regarding many factors, which, in and of themselves, could materially impact the financial statements and disclosures. A future change in the assumptions or judgments applied in determining the following matters, among others, could have a material impact on future financial results.

Revenue Recognition

The Company records sales revenue and cost of sales when products are shipped to customers and both title and the risks and rewards of ownership are transferred. Provisions are established for sales returns and uncollectible accounts based on historical experience. Should these trends change, adjustments to the estimated provisions would be necessary.

Product Costing

Inventories are valued at the lower of cost or market. For operations in the United States, cost is determined using the last-in, first-out (LIFO) method for approximately 56% of inventories and the first-in, first-out (FIFO) method for the remainder of inventories. Inventory of foreign subsidiaries is valued using the FIFO method. Market is estimated based on current selling prices. Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price based on historical experience. Should this experience change, adjustments to the estimated provisions would be necessary.

Impairment of Fixed Assets

The Company reviews fixed assets to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. Impairment losses are measured as the excess of the carrying value of the asset over the discounted expected future cash flows, or the fair value of the asset. Significant assumptions relating to future operations must be made when estimating future cash flows. Should unforeseen events occur or should operating trends change significantly, impairment losses could occur.

Valuation of Investments Accounted for Under the Equity Method

The Company assesses the carrying value of its equity investments whenever events and circumstances indicate that the carrying values may not be recoverable. Investment write-downs, if necessary, are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. Any such write-downs are measured as the excess of the carrying value of the asset over the discounted expected future cash flows or the fair value of the asset. Significant assumptions relating to future investment results must be made when estimating the future cash flows associated with these investments. Should unforeseen events occur or should investment trends change significantly, impairment losses could occur.

Impairment of Goodwill

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment. Should unforeseen events occur or should operating trends change significantly, impairment losses could occur.

Retirement Benefit Obligations

Pension benefit obligations are based on various assumptions used by the Company’s actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. For more information concerning these costs and obligations, see the additional discussion of the “Pensions” and Note 21 to the Company’s financial statements.

Strike Settlement

The cumulative impact of the 1998 through 2001 strikes at the Company’s Des Moines, Iowa, and Natchez, Mississippi, facilities, combined with a general downturn in the Company’s markets, resulted in costly and disruptive consequences for Titan. The employees and/or former workers at these facilities were on strike for 40 and 39 months, respectively. The strikes at these facilities had an adverse effect on the Company’s 2001 and 2000 financial position, cash flows and results of operations.

The Company recorded union strike settlement and other costs of $6.8 million for the year ended December 31, 2001. This amount is attributed to the union settlement with the Company’s Des Moines, Iowa, and Natchez, Mississippi, facilities as well as other costs to which the strike contributed. Included in these costs were union settlement payments, retraining costs, goodwill and prepaid write-downs of $4.9 million. These items of $4.9 million are presented in the selling, general and administrative line on the Consolidated Statements of Operations. The remaining $1.9 million in the union strike settlement and other costs were for inventory write-downs, which have been reclassified as a component of cost of sales.

In September of 2001, employees of the Company’s Des Moines, Iowa, facility approved a new labor agreement effective through the year 2006. In December of 2001, former workers at the Company’s Natchez, Mississippi, facility approved a new labor agreement also effective through the year 2006. Titan believes that the terms of the strike settlements are favorable and that competitive ongoing labor rates have been established. With the strikes settled, the Company is now concentrating its resources on accommodating an increased demand for the Titan product line when the markets recover.

Sale of Assets

On April 14, 2000, the Company sold certain assets (primarily raw material inventory, work-in-process inventory, and property, plant and equipment) of two facilities located in Clinton, Tennessee, and Slinger, Wisconsin, to Carlisle Tire and Wheel Company, a subsidiary of Carlisle Companies Incorporated, for approximately $94.1 million in cash. In conjunction with this transaction, the Company eliminated goodwill related to these operations totaling $19.5 million. The Company recorded a pretax gain on this transaction of $38.7 million in the second quarter of 2000. This nonrecurring gain has not been included in the pro forma amounts described below. These two facilities were in the business of providing wheels and tires to the consumer market, primarily for original equipment manufacturers’ (OEM) lawn and garden equipment and all terrain vehicles (ATVs).

Had the transaction occurred on January 1, 2000, net sales for the year ended December 31, 2000, would have been $512.4 million. Loss from operations for the year ended December 31, 2000, would have been $(13.4) million. Net loss for the year ended December 31, 2000, would have been $(21.2) million. Loss per share for the year ended December 31, 2000, would have been $(1.02). There was no effect on net sales, net income or earnings per share for the years ended December 31, 2001, and December 31, 2002, as a result of this transaction.

Investment Exposures

The Company maintains financial interests in Wheels India Limited (WIL), a wheel manufacturer located in India. The Company owns 36% of WIL common stock. This investment is accounted for using the equity method. The carrying value of this investment was $12.8 and $11.9 million at December 31, 2002 and 2001, respectively. The increase in the carrying value was due to currency exchange fluctuations. Equity income of $0.7 million was recorded in 2001. Dividends received from this investment were $0.2 million for each of 2002 and 2001. WIL is publicly traded on the National Stock Exchange of India Ltd. (NSE). Based on the NSE quoted price, the calculated value of the Company’s shares was $6.0 million at December 31, 2002, and $5.1 million at December 31, 2001. Due to the carrying value of the Company’s investment in WIL exceeding the NSE quoted market value, the Company continues to assess the net realizable value of the WIL investment. Based on the current and expected operating results of WIL factored into this assessment, the Company believes the WIL investment is fairly stated. However, in order to prevent exceeding the estimated net realizable value of the WIL investment, the Company did not record its equity share of the WIL income, which would have been $1.3 million of income for 2002.

Titan also maintains financial interests in Polymer Enterprises, Inc. in the amount of $7.3 million or 14% of common stock. Polymer is a privately held company in Greensburg, Pennsylvania, which manufactures specialty tires and various rubber-related products for industrial applications. Dividends recorded and received from this investment were $0.8 million for each of 2002 and 2001.

Loss on Investment

The Company maintains financial interests in Fabrica Uruguaya de Neumaticos S.A. (FUNSA), a tire manufacturer located in Uruguay, South America. FUNSA is not currently producing tires, however FUNSA is working with its investors, the government of Uruguay and the union to complete a reorganization plan and resume the manufacturing of tires. These plans have been significantly hindered by the major economic crisis that occurred in Uruguay during the third quarter of 2002, including a run on banks and the temporary closing of the banking system. Due to these events and the deterioration of economic conditions, social distress and resultant unrest in the country of Uruguay, the Company reserved its investment in FUNSA of $9.6 million. The expense of $9.6 million was taken in the third quarter of 2002 and is classified in the accompanying Consolidated Statement of Operations within “Loss on investments.” On the accompanying Consolidated Statement of Cash Flows, $3.7 million is classified within “Noncash portion of loss on investments” and the remaining $5.9 million is classified as a reduction in restricted cash deposits.

In addition, the Company maintains financial interests in AII Holding, Inc. in the amount of $2.8 million of preferred stock and accrued dividends. AII Holding, Inc. is a specialist in automated welding technology equipment. The privately held company is located in Danville, Illinois. Based on Titan’s analysis of the AII Holding, Inc. financial information, Titan reserved its investment in AII Holding, Inc. The expense of $2.8 million was taken in the fourth quarter of 2002 and is classified on the accompanying Consolidated Statement of Operations within “Loss on investments.”

Fiscal year ended December 31, 2002, compared to fiscal year ended December 31, 2001

Results of Operations

Net Sales

Net sales for the year ended December 31, 2002, were $462.8 million compared to $457.5 million for the year ended December 31, 2001.

The Company generated 26% of its net sales from foreign subsidiaries during the year ended December 31, 2002, as compared to 25% during the year ended December 31, 2001. The increase in the foreign net sales percentage during 2002 was primarily due to the fact that foreign sales increased slightly while domestic sales remained nearly constant.

Cost of Sales and Gross Profit

Cost of sales was $433.1 million for the year ended December 31, 2002, as compared to $438.8 million in 2001. Gross profit for the year 2002 was $29.7 million or 6.4% of net sales, compared to $18.7 million, or 4.1% of net sales for 2001. Gross profit, as a percentage of net sales, was positively impacted by the Company’s efforts to control costs. Cost reduction measures have included the closing of several distribution facilities as part of the Company’s reorganization of its domestic distribution network. Titan’s cost control efforts were partially offset by price increases for steel and rubber, the primary raw materials used by the Company.

The Company’s profit margins continue to be affected by the excess capacity at the idle Natchez, Mississippi facility. Depreciation on the fixed assets at this facility and minimal operating costs continue to be incurred. A third party appraisal indicates the fair value of the fixed assets of this facility is in excess of the carrying value of $20.1 million. The Company continually assesses its capacity requirements and makes necessary changes as dictated by customer demand.

Administrative Expenses

Selling, general and administrative (SG&A) and research and development (R&D) expenses were $43.8 million or 9.5% of net sales for the year ended December 31, 2002, as compared to $52.1 million or 11.4% of net sales for 2001. The decrease in SG&A and R&D expenses is primarily attributed to one-time expenses of $4.9 million incurred in 2001 attributed to the union settlement with the Company’s Des Moines, Iowa, and Natchez, Mississippi, facilities as well as other costs to which the strike contributed. Included in these costs were union settlement payments, retraining costs, goodwill and prepaid write-downs of $4.9 million. The Company also continues to streamline operations to reduce costs at each of its facilities. The Company’s streamlining efforts include headcount reductions.

Fiscal year ended December 31, 2002, compared to fiscal year ended December 31, 2001 (continued)

Operating Results and Other

Loss from operations for the year ended December 31, 2002, was $(14.1) million, compared to $(33.5) million in 2001. Loss from operations was impacted by the items described in the preceding paragraphs.

Net interest expense for the year 2002 was $20.6 million compared to $20.9 million in 2001. The decreased interest expense was primarily due to a reduction in interest rates. Lower interest rates were partially offset by an increase in the average debt outstanding in 2002 as compared to 2001.

The $12.4 million loss on investments resulted from the Company’s decision to reserve its investment in Fabrica Uruguaya de Neumaticos S.A. (FUNSA), a tire manufacturer located in Uruguay, South America and AII Holding, Inc., a specialist in automated welding technology equipment located in Danville, Illinois.

Of the loss, $9.6 million is related to the FUNSA investment. FUNSA is not currently producing tires, however FUNSA is working with its investors, the government of Uruguay and the union to complete a reorganization plan and resume the manufacturing of tires. These plans have been significantly hindered by the major economic crisis that occurred in Uruguay during the third quarter of 2002, including a run on banks and the temporary closing of the banking system. Due to these events and the deterioration of economic conditions, social distress and resultant unrest in the country of Uruguay, the Company has reserved its investment in FUNSA of $9.6 million. The expense of $9.6 million was taken in the third quarter of 2002 and is classified in the accompanying Consolidated Statements of Operations within “Loss on investments.” On the accompanying Consolidated Statement of Cash Flows, $3.7 million is classified within “Noncash portion of loss on investments” and the remaining $5.9 million is classified as a reduction in restricted cash deposits.

The additional loss on investment of $2.8 million resulted from the Company’s decision to reserve its investment in AII Holding, Inc. Based on Titan’s analysis of the AII Holding, Inc. financial information, Titan reserved its investment in AII Holding, Inc. The expense of $2.8 million was taken in the fourth quarter of 2002 and is classified on the accompanying Consolidated Statement of Operations within “Loss on investments.”

Gain on sale of assets in 2001 of $1.6 million was attributed to the sale of an airplane during the first quarter of 2001. The gain on early retirement of debt in 2001 of $4.4 million resulted from the early retirement of $13.3 million of the Company’s senior subordinated notes due 2007.

Other income was $2.7 million for the year 2002 as compared to $2.0 million in 2001. Interest income accounted for $3.0 million and $2.4 million of other income for the years ended December 31, 2002, and 2001, respectively. As a result of operating foreign subsidiaries, the Company is subject to fluctuations in foreign currencies. During the year ended December 31, 2002, the strength of foreign currencies against the dollar benefited Titan by $2.0 million. In comparison, the currency exchange loss was $(1.1) million for the year ended December 31, 2001.

The Company’s effective tax benefit on its net loss was 19% and 25% for the years ended December 31, 2002, and December 31, 2001, respectively.

Fiscal year ended December 31, 2002, compared to fiscal year ended December 31, 2001 (continued)

Net Loss

Net loss for the year ended December 31, 2002, was $(35.9) million, compared to $(34.8) million in 2001. Basic and diluted loss per share was $(1.73) for the year ended December 31, 2002, as compared to $(1.68) in 2001. Net loss and loss per share were impacted by the items described in the preceding paragraphs.

Agricultural Segment Results

Net sales in the agricultural market were $278.3 million for the year ended December 31, 2002, as compared to $256.2 million in 2001. Income from operations in the agricultural market was $8.1 million for the year 2002 as compared to loss from operations of $(2.2) million in 2001. The increase in net sales and income from operations in the agricultural market was primarily attributed to higher sales volumes resulting from an escalation in customer demand coupled with Titan’s efforts to expand market share. The heightened cost control efforts discussed previously also contributed to the improved operating results.

Earthmoving/Construction Segment Results

The Company’s earthmoving/construction market net sales were $144.7 million for the year ended December 31, 2002, as compared to $156.0 million in 2001. The Company’s earthmoving/construction market income from operations was $3.1 million for the year 2002 as compared to $1.2 million in 2001. The continuing economic uncertainty in 2002 negatively impacted sales in the earthmoving/construction market. Also, equipment rental agencies delayed purchases of new equipment as a result of decreased demand. Despite a decrease in sales, earthmoving/construction market income from operations was up due to increased cost control efforts.

Consumer Segment Results

Consumer market net sales were $39.8 million for the year ended December 31, 2002, as compared to $45.3 million in 2001. Consumer market income from operations was $0.1 million for the year 2002 as compared to loss from operations of $(5.5) million in 2001. Although consumer market net sales decreased, income from operations increased as a result of the Company’s previously discussed efforts to enhance efficiencies and management’s efforts to focus on the Company’s higher margin products.

Foreign Subsidiaries Sales

Net sales at foreign subsidiaries were $119.4 million for the year ended December 31, 2002, as compared to $113.7 million in 2001. Foreign sales were positively impacted by increased agricultural sales.

Corporate Expenses

Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $25.4 million for the year ended December 31, 2002, as compared to $27.0 million in 2001.

Fiscal year ended December 31, 2001, compared to fiscal year ended December 31, 2000

Results of Operations

Net Sales

Net sales for the year ended December 31, 2001, were $457.5 million compared to $543.1 million for the year ended December 31, 2000. Net sales decreased primarily due to a decrease in production by the Company’s major customers, as well as the sale of assets transaction as previously described. Many of the Company’s customers decreased production to reduce inventory as a result of decreased sales.

The Company generated 25% of its net sales from foreign subsidiaries during the year ended December 31, 2001, as compared to 22% during the year ended December 31, 2000. The increase in the foreign net sales percentage during 2001 was primarily due to the fact that while foreign sales decreased in 2001, domestic sales decreased more significantly.

Currency Fluctuation

As a result of operating foreign subsidiaries, the Company is subject to fluctuations in foreign currencies. The foreign currency fluctuations for the year ended December 31, 2001, had a minimal effect on the Company’s results of operations.

Cost of Sales and Gross Profit

Cost of sales was $438.8 million for the year ended December 31, 2001, as compared to $502.9 million in 2000. Gross profit for the year ended December 31, 2001, was $18.7 million or 4.1% of net sales, compared to $40.1 million, or 7.4% of net sales for 2000. Gross profit, as a percentage of net sales, was negatively impacted by inefficiencies related to operating at a lower capacity utilization and to merging the returning union workforce with the current workers at the Company’s Des Moines, Iowa, facility.

Administrative Expenses

Selling, general and administrative (SG&A) and research and development (R&D) expenses were $52.1 million or 11.4% of net sales for the year ended December 31, 2001, as compared to $48.8 million or 9.0% of net sales for 2000. The increase in SG&A and R&D expenses is primarily attributed to one-time expenses of $4.9 million incurred in 2001 related to the union settlement. This amount is attributed to the union settlement with the Company’s Des Moines, Iowa, and Natchez, Mississippi, facilities as well as other costs to which the strike contributed. Included in these costs were union settlement payments, retraining costs, goodwill and prepaid write-downs of $4.9 million. The Company continues to streamline operations to reduce costs at each of its facilities.

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

Gain on early retirement of debt in 2001 of $4.4 million resulted from the early retirement of $13.3 million of the Company’s senior subordinated notes due 2007.

Other income (expense) was $2.0 million for the year ended December 31, 2001, as compared to $1.2 million in 2000. Interest income accounted for $2.4 million and $2.5 million of other income for the years ended December 31, 2001, and 2000, respectively. The increase in other income (expense) is primarily attributed to a decrease in currency exchange loss, which was $(1.1) million and $(1.7) million for the years ended December 31, 2001, and 2000, respectively.

For the year ended December 31, 2001, the Company’s effective tax benefit on its net loss was 25%, compared to 48% effective tax rate on net earnings for the year ended December 31, 2000. The lower rate is primarily due to the inability of the Company to realize an income tax benefit from certain nondeductible items including goodwill amortization, as well as the amount of income generated in various state and foreign jurisdictions.

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

Fiscal year ended December 31, 2001, compared to fiscal year ended December 31, 2000 (continued)

Earthmoving/Construction Segment Results

The Company’s earthmoving/construction market net sales were $156.0 million for the year ended December 31, 2001, as compared to $162.6 million in 2000. Sales in the earthmoving/construction market were negatively impacted by a decrease in sales caused by economic uncertainty in 2001. Also, equipment rental agencies delayed purchases of new equipment as a result of decreased demand. The Company’s earthmoving/construction market income from operations was $1.2 million for the year ended December 31, 2001, as compared to $8.9 million in 2000. The decrease in income from operations in the earthmoving/construction market was primarily due to a change in product mix from larger to smaller diameter wheels and tires, which tend to command lower margins, and to a lesser extent the lower sales volumes in this market.

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

Liquidity and Capital Resources

Cash Flows

As of December 31, 2002, the Company had $22.0 million of unrestricted cash deposited within various bank accounts. This unrestricted cash balance increased by $12.8 million from December 31, 2001 due to the cash flows discussed below.

For the year ended December 31, 2002, positive cash flows from operating activities of $16.9 million resulted primarily from a federal income tax refund from fiscal 2001 of $16.3 million as well as depreciation and amortization of $33.6 million. The tax refund reduced deferred income tax assets, due to the reclassification of the balances to loss carryforwards, by $8.2 million and other current assets by $8.1 million. Cash inflows were partially offset by the net loss of $(35.9) million. Of this net loss, $6.5 million was a noncash item related to loss on investments previously discussed

Depreciation and amortization expenses were $33.6 million for the year ended December 31, 2002, compared to $37.3 million in 2001.

Net cash used by investing activities was $9.1 million in 2002, as compared to $16.5 million in 2001. Capital expenditures totaled $9.8 million in 2002, compared to $11.9 million in 2001. The capital expenditures represent various equipment purchases and building improvements to enhance production capabilities. Included in 2002 capital expenditures is $4.1 million used for equipment and other capital expenditures at the Company’s facilities located in Italy. The Company estimates that capital expenditures for 2003 could range between $10 million and $15 million.

The Company received proceeds of $5.2 million from the sale of an airplane in 2001. During 2000, the Company received proceeds of $94.1 million from the sale of assets. Titan utilized the majority of these proceeds to reduce its total debt to $233.4 million at December 31, 2000, from $303.7 million at March 31, 2000.

Net cash provided by financing activities in 2002 was $4.4 million. This cash inflow is primarily due to decreases in restricted cash deposits discussed below. Offsetting the inflow from restricted cash deposits was $4.8 million of principal repayments on long-term debt.

In 2001, the Company’s two $5.0 million subordinated notes to Pirelli Armstrong Tire Corporation were paid. The first $5.0 million subordinated note was paid in June 2001 and the second was paid in December 2001. In February 2000, the subordinated note for $19.7 million to Pirelli Armstrong Tire Corporation was paid.

Liquidity and Capital Resources (continued)

Debt Funding

In December 2001, the Company replaced its former credit facility with a $99 million five-year term loan and a $20 million five-year revolving loan agreement. The term loan has an interest rate of LIBOR plus a margin that ranges from 4% to 4 1/2% and the revolving loan agreement allows Titan to borrow funds at an interest rate of LIBOR plus 2%, or at the prime rate. At December 31, 2002, $96.5 million was outstanding on the term loan. The interest rate on the term loan ranged from approximately 5.9% to 6.4% during 2002. At December 31, 2002, there were no amounts drawn on the $20 million revolving loan agreement.

The Company’s term loan and revolving loan agreements contain various covenants and restrictions. The financial covenants in these loan agreements require the (i) Company’s adjusted minimum tangible net worth be equal to or greater than $150 million, (ii) value of equipment, accounts receivable, and inventory be equal to or greater than three times the outstanding principal balance of the term loan, and (iii) value of accounts receivable and inventory be equal to or greater than $100 million. Restrictions include (i) limits on payments of dividends and repurchases of the Company’s stock, (ii) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company, and (iii) limitations on investments, dispositions of assets and guarantees of indebtedness. These covenants and restrictions could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions. If the Company were unable to meet these covenants, the Company would be in default on these loan agreements.

The Company is in compliance with these covenants and restrictions as of December 31, 2002. The Company’s adjusted minimum tangible net worth is required to be equal to or greater than $150 million and the Company computes it to be $176.3 million at December 31, 2002. The value of the equipment, accounts receivable and inventory are required to be equal to or greater than 3.00 times the outstanding principal balance of the term loan and is calculated to be 4.08 times this balance at year-end 2002. The value of the accounts receivable and inventory must be equal to or greater than $100 million and it is computed to be $191.7 million at December 31, 2002.

Other Issues

The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.

There have been no significant changes in interest rates, debt borrowings, or related covenants during 2002.

The Company had restricted cash of $26.8 million at December 31, 2002. Restricted cash of $15.0 million is held as collateral on the revolving loan agreement. The remaining $11.8 million is collateral on outstanding letters of credit for an industrial revenue bond of $9.6 million and another letter of credit for $2.2 million. Letters of credit were previously issued under the Company’s credit facility, which was replaced in December 2001. The restricted cash balance at December 31, 2001 was $34.7 million. The $7.9 million decrease primarily resulted from the $5.9 million restricted cash reduction for FUNSA.

Liquidity and Capital Resources (continued)

The Company’s Board of Directors has authorized Titan to repurchase up to 10.0 million shares of its common stock. The Company repurchased 0.1 million shares in each of 2002 and 2001. The Company repurchased 7.1 million shares in years prior to 2001 leaving the Company with authorization to repurchase an additional 2.7 million common shares.

Liquidity Outlook

Declines in the earthmoving/construction market and the continued slump in the large agricultural equipment market continue to have a negative effect on the profitability and the financial ratios of the Company. These market declines have created a difficult operating environment for Titan.

At December 31, 2002, the Company had unrestricted cash and cash equivalents of $22.0 million and no amounts were drawn on the $20 million revolving loan agreement. Scheduled principal payments on long-term debt total $10.6 million for 2003.

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

Market Risk Sensitive Instruments

Exchange Rate Sensitivity

The Company is exposed to fluctuations in the Euro, British pound and other world currencies. Titan views its investments in foreign subsidiaries as long-term commitments and does not hedge foreign currency transaction or translation exposures. The Company’s net investment in foreign subsidiaries translated into U.S. dollars at December 31, 2002, is $52.1 million. The hypothetical potential loss in value of the Company’s net investment in foreign subsidiaries resulting from a 10% adverse change in foreign currency exchange rates at December 31, 2002, would amount to $5.2 million.

Commodity Price Sensitivity

The Company does not generally enter into long-term commodity contracts and does not use derivative commodity instruments to hedge its exposures to commodity market price fluctuations. Therefore, the Company is exposed to price fluctuations of its key commodities, which consist primarily of steel and rubber. The Company attempts and, depending on market conditions, is able to pass on certain material price increases and decreases to its customers.

Interest Rate Sensitivity

At December 31, 2002, the fair value of the Company’s senior subordinated notes, based upon quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, was $77.9 million, compared to the carrying value of $136.8 million. The Company believes the carrying value of its other debt reasonably approximates fair value at December 31, 2002.

Outlook

Economic uncertainty makes it difficult to determine precisely when the Company will see significant increases in sales. To combat this uncertainty, the Company continues to lower costs and pursue new channels for increasing sales. The Company is working with equipment dealers to offer Titan wheels and tires directly through their dealerships. Also, Titan is cultivating relationships with many smaller companies that can benefit from the Company’s engineering expertise and commitment to the off-highway sector. Through these efforts, the Company is preparing to return to profitability when the Company’s markets and sales rebound.

Agricultural Segment

Agricultural market sales are expected to remain flat in the first half of 2003 with a predicted modest upturn in the second half. The Farm Security and Rural Investment Act, signed in May 2002 and extending six years, governs the farm payment program and provides countercyclical income support. Crop prices, while fluctuating during the past year, have had an overall upward trend. Eventually, the farm bill and increased crop prices should support an upturn in the agricultural market. However, dry weather in key areas and short-term cash flow pressures on farmers have pushed this expected increase into the latter part of 2003. Many variables, including weather, export markets, and future government policies and payments can greatly influence the overall health of the agricultural economy.

Earthmoving/Construction Segment

Sales for the earthmoving/construction market are expected to be slightly lower in 2003. Although housing has remained resilient through the economic downturn, there have been increasing pressures to postpone or cancel larger construction projects. States fund many of these larger projects and many states currently have large budget deficits. As they work to balance their budgets, these states can be expected to continue to curtail construction spending. Weakness also persists at equipment rental agencies, thereby decreasing their new equipment purchases.

Consumer Segment

Sales in the consumer market are expected to be flat in 2003. The ATV wheel and tire aftermarket is expected to continue to offer future growth opportunities. Many items affect the consumer market including weather, competitive pricing, energy prices, and consumer attitude, which remains cautious.

Euro Conversion

The Company adopted the Euro currency in operations affected by this change on January 1, 2002. The costs associated with the transition to the Euro were not material.

Pensions

The Company has three defined benefit pension plans. These plans are described in Note 21 of the Company’s Notes to Consolidated Financial Statements. The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. In 2002, the Company changed the discount rate used in its calculations from 7 1/4% to 6 3/4%. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations.

Titan’s projected benefit obligation at December 31, 2002, was $73.3 million as compared to $68.3 million for December 31, 2001. During 2002, the Company recorded net periodic pension cost of $0.7 million for pension expenses and settlement costs of $0.3 million as the result of purchasing a final annuity settlement contract for the Dico, Inc. pension plan. Due to the major decline in the equity markets during 2002, the fair value of the Company’s pension fund assets has significantly decreased since December 31, 2001. As a result, the minimum pension liability adjustment of the Company was increased from $6.2 million at December 31, 2001, to $19.1 million at December 31, 2002. The minimum liability adjustment is recorded as a direct charge to stockholders’ equity and does not affect net income, but is included in other comprehensive income. If current market conditions continue, Titan may be required to record additional net periodic pension cost in the future, which may affect the Company’s financial position, cash flows and results of operations.

New Accounting Standards

Statement of Financial Accounting Standards Number 142

On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates the amortization of goodwill and requires goodwill to be tested for impairment at least annually. The Company has determined the reporting units and has conducted transitional and annual tests of goodwill impairment of these units using the discounted cash flow method. The Company’s reporting units for the goodwill impairment tests are agricultural, earthmoving/construction and consumer. The Company’s tests showed no impairment of goodwill due to the estimated discounted future cash flows exceeding the current net carrying value of the related unit. In estimating the future cash flows, the Company assumes sales and profitability trends, which have declined in recent years, will return to levels previously experienced by the Company. The Company’s sales and profitability trends have been affected by downturns in the United States and world economy and the cumulative impact of the strikes at the Company’s Des Moines, Iowa, and Natchez, Mississippi, facilities that extended for 40 and 39 months, respectively. Should future information indicate such assumptions need to be revised downward, the carrying value could be impaired. Prospectively, the Company will evaluate goodwill for impairment in the fourth quarter of each fiscal year or whenever events or circumstances indicate impairment may exist. Refer to Note 7 of the Consolidated Financial Statements for additional goodwill disclosure.

Statement of Financial Accounting Standards Number 143

In August 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued. Statement 143 requires legal obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related assets. SFAS No. 143 was adopted in the second quarter of 2002 and had no material effect on the Company’s financial position, cash flows or results of operations.

New Accounting Standards (continued)

Statement of Financial Accounting Standards Number 144

In July 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued. This statement retains the previous cash flow test for impairment and broadens the presentation of discontinued operations. SFAS No. 144 was adopted in the first quarter of 2002 and had no material effect on the Company’s financial position, cash flows or results of operations.

Statement of Financial Accounting Standards Number 145

In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued. This statement eliminates the requirement that gains and losses on the extinguishment of debt be classified as extraordinary items on the statement of operations. The Company has elected to adopt SFAS No. 145 early. Therefore, the gain on early retirement of debt recorded in the second quarter of 2001 has been reclassified. See Note 15 of the Consolidated Financial Statements for additional information.

Statement of Financial Accounting Standards Number 146

In June, 2002, SFAS No. 146, “Accounting for Exit or Disposal Costs” was issued. This statement requires companies to recognize liabilities and costs associated with exit or disposal activities when they are incurred rather than when management commits to a plan to exit an activity. Adoption of this standard is required for any exit or disposal activities initiated subsequent to December 31, 2002. The Company does not expect the adoption of this standard to have a material effect on its financial position, cash flows or results of operations.

Statement of Financial Accounting Standards Number 148

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123,” was issued. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148 and the adoption of this standard had no material effect on the Company’s financial position, cash flows or results of operations.

Safe Harbor Statement

This Form 10-K contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in the Company’s business, (ii) future expenditures for capital projects, (iii) the Company’s ability to continue to control costs and maintain quality, (iv) meeting financial covenants and conditions of its loan agreements, (v) the Company’s business strategies, including its intention to introduce new products, (vi) expectations concerning the performance and commercial success of the Company’s existing and new products and (vii) the Company’s intention to consider and pursue acquisitions. Readers of this Form 10-K should understand that these forward-looking statements are based on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control.

Actual results could differ materially from these forward-looking statements as a result of certain factors, including, (i) changes in the Company’s end-user markets as a result of world economic or regulatory influences, (ii) changes in the competitive marketplace, including new products and pricing changes by the Company’s competitors, (iii) availability and price of raw materials, (iv) levels of operating efficiencies, (v) actions of domestic and foreign governments, (vi) results of investments, and (vii) ability to secure financing at reasonable terms. Any changes in such factors could lead to significantly different results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7, Part II of this report.

Item 8. Financial Statements and Supplementary Data

Reference is made to Item 15, Part IV of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Executive Officers and Directors

The information required by Item 10 regarding the Company’s directors is incorporated by reference to the Company’s 2003 Proxy Statement under the captions “Elections of Directors” and “Directors Continuing in Office.” The information required by Item 10 regarding the Company’s executive officers appears as Item 4a, Part I of this report.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the Company’s 2003 Proxy Statement under the caption “Executive Officers Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information concerning equity compensation plans, the information required by Item 12 is incorporated by reference to the Company’s 2003 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table provides information about shares of Titan common stock that may be issued under Titan’s equity compensation plans, as of December 31, 2002:

				(c)
				Number of securities
	(a)		(b)	remaining available for
	Number of securities to		Weighted-average	future issuance under
	be issued upon exercise		exercise price of	equity compensation plans
	of outstanding options,		outstanding options,	(excluding securities
Plan Category	warrants and rights		warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,024,600	(i)	11.37	450,868
Equity compensation plans not approved by security holders	0		N/A	0

Total	1,024,600		11.37	450,868

(i)	Amount includes outstanding options under the Company’s 1993 Stock Incentive Plan and 1994 Non-Employee Director Stock Option Plan.

For addition information regarding the Company’s stock option plans, please see Note 22 of the Company’s Notes to Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to the Company’s 2003 Proxy Statement under the caption “Related Party Transactions” and also appears in Note 25 of the Company’s Notes to Consolidated Financial Statements.

Item 14. Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, the Company’s principal executive officer and principal financial officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	1.	Financial Statements

		Management’s Responsibility for Financial Statements	F-1

		Report of PricewaterhouseCoopers LLP	F-2

		Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-3

		Consolidated Balance Sheets at December 31, 2002 and 2001	F-4

		Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000	F-5

		Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-6

		Notes to Consolidated Financial Statements	F-7 through F-29

	2.	Financial Statement Schedule

		Schedule II — Valuation Reserves	S-1

	3.	Exhibits

The accompanying Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2003	TITAN INTERNATIONAL, INC.

	By:	/S/	MAURICE M. TAYLOR JR.

Maurice M. Taylor Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2003.

Signatures	Capacity

/S/ MAURICE M. TAYLOR JR. Maurice M. Taylor Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ KENT W. HACKAMACK Kent W. Hackamack	Vice President of Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/S/ ERWIN H. BILLIG	Director

Erwin H. Billig

/S/ EDWARD J. CAMPBELL	Director

Edward J. Campbell

/S/ RICHARD M. CASHIN JR	Director

Richard M. Cashin Jr.

/S/ ALBERT J. FEBBO	Director

Albert J. Febbo

/S/ MITCHELL I. QUAIN	Director

Mitchell I. Quain

/S/ ANTHONY L. SOAVE	Director

Anthony L. Soave

CERTIFICATION

Each of the undersigned hereby certifies that, to the best of their knowledge, this report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

February 27, 2003	TITAN INTERNATIONAL, INC.

	By:	/s/ MAURICE M. TAYLOR JR. Maurice M. Taylor Jr. President and Chief Executive Officer

	By:	/s/ KENT W. HACKAMACK Kent W. Hackamack Vice President of Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION

I, Maurice M. Taylor Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Titan International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 27, 2003	By :	/s/	MAURICE M. TAYLOR JR. Maurice M. Taylor Jr. President and Chief Executive Officer

CERTIFICATION

I, Kent W. Hackamack, certify that:

1.	I have reviewed this annual report on Form 10-K of Titan International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 27, 2003	By :	/s/	KENT W. HACKAMACK Kent W. Hackamack Vice President of Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)

TITAN INTERNATIONAL, INC.

Exhibit Index
Form 10-K
2002

Exhibit
No.	DESCRIPTION

3(a)(1)	Amended Restated Articles of Incorporation of the Company
3(b)(2)	Bylaws of the Company
10(a)(3)	Registration Rights Agreement dated November 12, 1993, between the Company and 399 Venture Partners, Inc.
10(b)(4)	Indenture between the Company and The First National Bank of Chicago dated March 21, 1997 (Transferred to National City Bank of Indiana)
10(c)(5)	Credit Agreement dated December 21, 2001, among the Company and General Electric Capital Corporation serving as agent for a group of lenders
10(d)(5)	Loan Agreement dated December 21, 2001, among the Company and LaSalle Bank National Association
10(e)(6)	1994 Non-Employee Director Stock Option Plan
10(f)(6)	1993 Stock Incentive Plan
21*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP

*	Filed herewith

(1)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for its quarterly period ended September 30, 1998 (No. 001-12936).

(2)	Incorporated by reference to the same numbered exhibit contained in the Company’s Registration Statement on Form S-4 (No. 33-69228).

(3)	Incorporated by reference to the same numbered exhibit contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

(4)	Incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (No. 333-22279).

(5)	Incorporated by reference to the same numbered exhibit filed with the Company’s Form 8-K filed on January 18, 2002.

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-61743).

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The consolidated financial statements of Titan International, Inc. were prepared by management, which is responsible for their contents and integrity. They reflect amounts based upon management’s best estimates and informed judgements in conforming to accounting principles generally accepted in the United States of America.

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

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. They have evaluated the Company’s internal accounting control structure and performed tests and other procedures necessary to express an opinion on the fairness of the consolidated financial statements.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Titan International, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 32 present fairly, in all material respects, the financial position of Titan International, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 32 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

St. Louis, Missouri
February 14, 2003

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,

	2002	2001	2000

Net sales	$462,820	$457,475	$543,069
Cost of sales	433,079	438,811	502,924

Gross profit	29,741	18,664	40,145
Selling, general and administrative expenses	40,318	49,040	44,087
Research and development expenses	3,509	3,089	4,704

Loss from operations	(14,086)	(33,465)	(8,646)
Interest expense	(20,565)	(20,919)	(22,558)
Loss on investments	(12,376)	0	0
Gain on sale of assets	0	1,619	38,727
Gain on early retirement of debt	0	4,356	0
Other income	2,734	2,023	1,179

(Loss) income before income taxes	(44,293)	(46,386)	8,702
(Benefit) provision for income taxes	(8,416)	(11,597)	4,177

Net (loss) income	$(35,877)	$(34,789)	$4,525

(Loss) earnings per common share:
Basic	$(1.73)	$(1.68)	$.22
Diluted	(1.73)	(1.68)	.22
Average common shares and equivalents outstanding:
Basic	20,791	20,656	20,694
Diluted	20,791	20,656	20,694

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31,

	2002	2001

Assets
Current assets
Cash and cash equivalents	$22,049	$9,214
Accounts receivable (net allowance of $3,172 and $3,523, respectively)	82,588	78,144
Inventories	109,142	116,801
Deferred income taxes	12,009	21,175
Prepaid and other current assets	28,781	37,389

Total current assets	254,569	262,723
Property, plant and equipment, net	186,540	205,047
Restricted cash deposits	26,803	34,661
Other assets	46,248	49,538
Goodwill, net	17,839	16,985

Total assets	$531,999	$568,954

Liabilities and Stockholders’ equity
Current liabilities
Short-term debt (including current portion of long-term debt)	$10,615	$4,304
Accounts payable	49,007	54,658
Other current liabilities	24,684	23,077

Total current liabilities	84,306	82,039
Deferred income taxes	12,009	24,161
Other long-term liabilities	42,538	20,225
Long-term debt	249,119	256,622

Total liabilities	387,972	383,047

Commitments and contingencies: Notes 11, 20 and 23
Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized, 27,555,081 issued)	27	27
Additional paid-in capital	210,231	211,905
Retained earnings	47,705	83,998
Treasury stock (at cost, 6,764,199 and 6,864,947 shares, respectively)	(88,963)	(91,270)
Accumulated other comprehensive loss	(24,973)	(18,753)

Total stockholders’ equity	144,027	185,907

Total liabilities and stockholders’ equity	$531,999	$568,954

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(All amounts in thousands, except share data)

						Accumulated
	Number of		Additional			other
	common	Common	paid-in	Retained	Treasury	comprehensive
	shares	Stock	capital	earnings	stock	income (loss)	Total

Balance January 1, 2000	20,615,980	$27	$214,846	$116,123	$(94,801)	$(7,329)	$228,866

Comprehensive income (loss):
Net income				4,525			4,525
Currency translation adjustment						(3,759)	(3,759)
Minimum pension liability						(21)	(21)

Comprehensive income (loss)				4,525		(3,780)	745
Dividends paid on common stock				(1,243)			(1,243)
Issuance of treasury stock under 401(k) plans	193,017		(1,423)		2,624		1,201
Treasury stock transactions	(182,600)				(864)		(864)

Balance December 31, 2000	20,626,397	27	213,423	119,405	(93,041)	(11,109)	228,705

Comprehensive loss:
Net loss				(34,789)			(34,789)
Currency translation adjustment						(1,977)	(1,977)
Minimum pension liability						(5,667)	(5,667)

Comprehensive loss				(34,789)		(7,644)	(42,433)
Dividends paid on common stock				(618)			(618)
Issuance of treasury stock under 401(k) plans	160,937		(1,518)		2,146		628
Treasury stock transactions	(97,200)				(375)		(375)

Balance December 31, 2001	20,690,134	27	211,905	83,998	(91,270)	(18,753)	185,907

Comprehensive loss:
Net loss				(35,877)			(35,877)
Currency translation adjustment						6,685	6,685
Minimum pension liability						(12,905)	(12,905)

Comprehensive loss				(35,877)		(6,220)	(42,097)
Dividends paid on common stock				(416)			(416)
Issuance of treasury stock under 401(k) plan	182,248		(1,674)		2,418		744
Treasury stock transactions	(81,500)				(111)		(111)

Balance December 31, 2002	20,790,882	$27	$210,231	$47,705	$(88,963)	$(24,973)	$144,027

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
	2002	2001	2000

Cash flows from operating activities:
Net (loss) income	$(35,877)	$(34,789)	$4,525
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	33,622	37,263	37,221
Noncash portion of loss on investment	6,451	0	0
Gain on sale of assets	0	(1,619)	(38,727)
Gain on early retirement of debt	0	(4,356)	0
Deferred income tax provision (benefit)	3,511	(9,746)	(2,747)
Noncash portion of union settlement and other costs	0	3,846	0
(Increase) decrease in current assets:
Accounts receivable	(600)	4,303	7,909
Inventories	9,414	41,140	(36,751)
Income tax refunds received	16,284	0	0
Prepaid and other current assets	(2,914)	2,377	3,732
Increase (decrease) in current liabilities:
Accounts payable	(8,392)	1,956	3,889
Other current liabilities	748	(19,702)	2,415
Other, net	(5,339)	5,090	(7,273)

Net cash provided by (used for) operating activities	16,908	25,763	(25,807)

Cash flows from investing activities:
Capital expenditures	(9,759)	(11,865)	(28,769)
Proceeds from sale of assets	0	5,200	94,063
Purchase of preferred stock	0	(4,500)	0
Other	618	(5,321)	963

Net cash (used for) provided by investing activities	(9,141)	(16,486)	66,257

Cash flows from financing activities:
Proceeds from borrowings	1,084	116,565	0
Repayments on debt/repurchase of bonds	(4,752)	(24,660)	(20,167)
Repayments on credit facility, net	0	(60,000)	(22,000)
Restricted cash withdrawal for loss on investment	5,925	0	0
Restricted cash decrease (increase)	1,933	(34,661)	0
Repurchase of common stock	(111)	(375)	(640)
Payment of financing fees	0	(2,279)	0
Dividends paid	(416)	(827)	(1,240)
Other	744	627	1,201

Net cash provided by (used for) financing activities	4,407	(5,610)	(42,846)

Effect of exchange rate changes on cash	661	(121)	(542)
Net increase (decrease) in cash and cash equivalents	12,835	3,546	(2,938)
Cash and cash equivalents, beginning of year	9,214	5,668	8,606

Cash and cash equivalents, end of year	$22,049	$9,214	$5,668

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Summary of significant accounting policies

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

Product costing
Inventories are valued at the lower of cost or market. For operations in the United States, cost is determined using the last-in, first-out (LIFO) method for approximately 56% of inventories and the first-in, first-out (FIFO) method for the remainder of inventories. Inventory of foreign subsidiaries is valued using the FIFO method. Market is estimated based on current selling prices. Estimated provisions are established for excess and obsolete inventory as well as inventory carried above market price based on historical experience.

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

Deferred financing costs
Deferred financing costs are costs incurred in connection with the Company’s term loan, senior subordinated notes, and industrial revenue bonds. The costs associated with the term loan are being amortized over five years, the term of the loan. The discount and costs associated with the senior subordinated notes are amortized straight line over 10 years, the term of the notes. Such amortization approximates the effective interest rate method. The costs associated with the industrial revenue bonds are being amortized over 13 years, the term of the bonds.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value. The senior subordinated notes due 2007 are the only significant financial instrument of the Company with a fair value different than the recorded value. At December 31, 2002, the fair value of the senior subordinated notes, based on quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, was approximately $77.9 million, compared to a carrying value of $136.8 million.

Valuation of investments accounted for under the equity method
The Company assesses the carrying value of its equity investments whenever events and circumstances indicate that the carrying values may not be recoverable. Investment write-downs, if necessary, are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. These write-downs, if any, are measured as the excess of the carrying value of the asset over the discounted expected future cash flows or the fair value of the asset.

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

Impairment of goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable as required by the adoption of Statement of Financial Accounting Standards (SFAS) No. 142.

Revenue recognition
The Company records sales revenue and cost of sales when products are shipped to customers and both title and the risks and rewards of ownership are transferred. Provisions are established for sales returns and uncollectible accounts based on historical experience. Should these trends change, adjustments would be necessary to the estimated provisions.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of significant accounting policies (continued)

Income taxes
Deferred income tax provisions are determined using the liability method whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax basis of assets and liabilities. The Company assesses the realizability of deferred tax asset positions to determine if a valuation allowance is necessary.

Foreign currency translation
The financial statements of the Company’s foreign subsidiaries are translated in United States currency in accordance with SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities are translated to United States dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are included in “Accumulated other comprehensive loss” in stockholders’ equity. Gains and losses that result from foreign currency transactions are included in the accompanying Consolidated Statements of Operations.

Earnings per share
Basic earnings per share (EPS) is computed by dividing consolidated net earnings by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net earnings by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. Potential common shares consist solely of outstanding options under the Company’s stock option plans.

Statement of cash flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers financial investments with an original maturity of three months or less to be cash equivalents.

Investing activities during the year ended December 31, 2000, including certain non-cash transactions, related to the Company’s sale of assets of two facilities located in Clinton, Tennessee, and Slinger, Wisconsin, involved the following (in thousands):

Fair value of assets sold, other than cash and cash equivalents:
Current assets	$9,394
Property, plant and equipment	25,611
Goodwill	19,479
Liabilities sold	852
Gain on sale	38,727

Cash received	$94,063

The Company paid $19.2 million, $19.7 million, and $20.9 million for interest; and $1.5 million, $5.9 million, and $6.2 million for income taxes in 2002, 2001 and 2000, respectively.

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

Stock-based compensation
At December 31, 2002, the Company has two stock-based compensation plans, which are described in Note 22. The Company applies the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. No stock-based compensation expense was reflected in the 2002, 2001, or 2000 net income (loss) as all options granted during those years had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except share data):

	2002	2001	2000

Net (loss) income — as reported	$(35,877)	$(34,789)	$4,525
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(116)	(237)	(373)

Pro forma net (loss) income	$(35,993)	$(35,026)	$4,152

Earnings per share:
Basic — as reported	$(1.73)	$(1.68)	$.22
Basic — pro forma	(1.73)	(1.69)	.20
Diluted — as reported	$(1.73)	$(1.68)	$.22
Diluted — pro forma	(1.73)	(1.69)	.20

Foreign market risk
The Company manufactures and sells its products in the United States and foreign countries. The Company is potentially subject to foreign currency exchange risk relating to receipts from customers and payments to suppliers in foreign currencies. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company operates. Gains and losses arising from the settlement of foreign currency transactions are charged to the related period’s Consolidated Statement of Operations. Translation adjustments arising from the translation of foreign subsidiary financial statements are recorded as a part of accumulated other comprehensive loss in stockholders’ equity.

Reclassification
Certain amounts from prior years have been reclassified to conform to the current year’s presentation. These reclassifications include a reclassification relating to the union strike settlement and other cost of $6.8 million included in the prior year’s Consolidated Statement of Operations. Of this amount, $1.9 million has been reclassified to cost of goods sold and the remaining $4.9 million was reclassified to selling, general and administrative.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of significant accounting policies (continued)

New accounting standards
On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates the amortization of goodwill and requires goodwill to be tested for impairment at least annually. The Company has determined the reporting units and has conducted transitional and annual tests of goodwill impairment of these units using the discounted cash flow method. The Company’s reporting units for the goodwill impairment tests are agricultural, earthmoving/construction and consumer. The Company’s tests showed no impairment of goodwill due to the estimated discounted future cash flows exceeding the current net carrying value of the related unit. In estimating the future cash flows, the Company assumes sales and profitability trends, which have declined in recent years, will return to levels previously experienced by the Company. The Company’s sales and profitability trends have been affected by downturns in the United States and world economy and the cumulative impact of the strikes at the Company’s Des Moines, Iowa, and Natchez, Mississippi, facilities that extended for 40 and 39 months, respectively. Should future information indicate such assumptions need to be revised downward, the carrying value could be impaired. Prospectively, the Company will evaluate goodwill for impairment in the fourth quarter of each fiscal year or whenever events or circumstances indicate impairment may exist. See Note 7 for additional goodwill disclosure.

In August 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued. Statement 143 requires legal obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related assets. SFAS No. 143 was adopted in the second quarter of 2002 and had no material effect on the Company’s financial position, cash flows or results of operations.

In July 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued. This statement retains the previous cash flow test for impairment and broadens the presentation of discontinued operations. SFAS No. 144 was adopted in the first quarter of 2002 and had no material effect on the Company’s financial position, cash flows or results of operations.

In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued. This statement eliminates the requirement that gains and losses on the extinguishment of debt be classified as extraordinary items on the statement of operations. The Company has elected to adopt SFAS No. 145 early. Therefore, the gain on early retirement of debt recorded in the second quarter of 2001 has been reclassified. See Note 15 for additional information.

In June 2002, SFAS No. 146, “Accounting for Exit or Disposal Costs,” was issued. This statement requires companies to recognize liabilities and costs associated with exit or disposal activities when they are incurred rather than when management commits to a plan to exit an activity. Adoption of this standard is required for any exit or disposal activities initiated subsequent to December 31, 2002. The Company does not expect the adoption of this standard to have a material effect on its financial position, cash flows or results of operations.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of significant accounting policies (continued)

New accounting standards (continued)
In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123,” was issued. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148 and the adoption of this standard had no material effect on the Company’s financial position, cash flows or results of operations.

2.	Inventories

Inventories at December 31, 2002 and 2001, consisted of the following (in thousands):

	2002	2001

Raw material	$32,927	$34,771
Work-in-process	18,209	11,549
Finished goods	56,218	67,647

	107,354	113,967
LIFO reserve	1,788	2,834

	$109,142	$116,801

3.	Property, plant and equipment

Property, plant and equipment at December 31, 2002 and 2001, consisted of the following (in thousands):

	2002	2001

Land and improvements	$3,211	$3,207
Buildings and improvements	66,614	64,350
Machinery and equipment	260,639	250,650
Tools, dies and molds	63,108	57,849
Construction in process	13,694	18,623

	407,266	394,679
Less accumulated depreciation	(220,726)	(189,632)

	$186,540	$205,047

Depreciation of fixed assets for the years 2002, 2001 and 2000 totaled $31.7 million, $33.7 million, and $34.3 million, respectively. Company facilities not currently in operation located in Natchez, Mississippi, and Greenwood, South Carolina, have net fixed assets of $20.1 million and $4.5 million, respectively. The Company continues to depreciate these fixed assets. The Company has assessed the idled assets and have determined that the net book value of assets does not exceed the fair market value.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Restricted cash deposits

The Company had restricted cash of $26.8 million at December 31, 2002. Restricted cash of $15.0 million is collateral on the revolving loan agreement described in Note 11. The remaining $11.8 million is collateral on outstanding letters of credit for an industrial revenue bond of $9.6 million and another letter of credit for $2.2 million.

5.	Other assets

Other assets at December 31, 2002 and 2001, consisted of the following (in thousands):

	2002	2001

Equity Investments	$20,181	$25,928
Notes receivable	15,002	13,349
Deferred financing	3,731	4,605
Other	7,334	5,656

	$46,248	$49,538

See Note 6 for further discussion of equity investments

6.	Equity investments

The Company maintains financial interests in Wheels India Limited (WIL), a wheel manufacturer located in India. The Company owns 36% of WIL common stock. This investment is accounted for using the equity method. The carrying value of this investment was $12.8 and $11.9 million at December 31, 2002 and 2001, respectively. The increase in the carrying value was due to currency exchange fluctuations. Equity income of $0.7 million was recorded in 2001. Dividends received from this investment were $0.2 million for each of 2002 and 2001. WIL is publicly traded on the National Stock Exchange of India Ltd. (NSE). Based on the NSE quoted price, the calculated value of the Company’s shares was $6.0 million at December 31, 2002 and $5.1 million at December 31, 2001. Due to the carrying value of the Company’s investment in WIL exceeding the NSE quoted market value, the Company continues to assess the net realizable value of the WIL investment. Based on the current and expected operating results of WIL factored into this assessment, the Company believes the WIL investment is fairly stated. However, in order to prevent exceeding the estimated net realizable value of the WIL investment, the Company did not record its equity share of the WIL income, which would have been $1.3 million of income for 2002.

Titan also maintains financial interests in Polymer Enterprises, Inc. in the amount of $7.3 million or 14% of common stock. Polymer is a privately held company in Greensburg, Pennsylvania, which manufactures specialty tires and various rubber-related products for industrial applications. Dividends recorded and received from this investment were $0.8 million for each of 2002 and 2001.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Goodwill

Goodwill, net reflects accumulated amortization of $5.6 million at December 31, 2002 and $5.5 million at December 31, 2001. The change in accumulated amortization is the result of currency exchange fluctuations. No goodwill amortization has been recorded in 2002, pursuant to the adoption of SFAS No. 142 as described in Note 1.

The carrying amount of goodwill by segment at December 31, 2002 was (i) agricultural of $9.8 million, (ii) earthmoving/construction of $6.3 million, and (iii) consumer of $1.7 million. The increase in goodwill, net from $17.0 million at December 31, 2001 to $17.8 million at December 31, 2002 is the result of currency exchange fluctuations.

The table below provides comparative net earnings and earnings per share information had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

	2002	2001	2000

Net (loss) income (in thousands)
As reported	$(35,877)	$(34,789)	$4,525
Goodwill amortization, net of tax	0	586	479

Adjusted net (loss) income	$(35,877)	$(34,203)	$5,004

Basic & diluted (loss) income per share
As reported	$(1.73)	$(1.68)	$.22
Goodwill amortization, net of tax	0	.03	.02

Adjusted net (loss) income per share	$(1.73)	$(1.65)	$.24

8.	Other current liabilities

Other current liabilities at December 31, 2002 and 2001, consisted of the following (in thousands):

	2002	2001

Accrued wages and commissions	$7,485	$7,093
Accrued interest	3,491	3,006
Other	13,708	12,978

	$24,684	$23,077

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Warranty costs

The Company provides limited warranties on workmanship on its products in all market segments. The majority of the Company’s products have a limited warranty that ranges from zero to five years with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. Warranty accruals are included as a component of other current liabilities on the Consolidated Balance Sheets. Changes in the warranty liability consisted of the following (in thousands):

Warranty liability, January 1, 2002	$1,625
Provision for warranty liabilities for 2002 sales	2,137
Warranty payments made in 2002	(2,145)

Warranty liability, December 31, 2002	$1,617

10.	Other noncurrent liabilities

Other noncurrent liabilities at December 31, 2002 and 2001, consisted of the following (in thousands):

	2002	2001

Accrued pension	$29,139	$6,966
Accrued employee liabilities	7,956	7,158
Other	5,443	6,101

	$42,538	$20,225

11.	Long-term debt

Long-term debt at December 31, 2002 and 2001, consisted of the following (in thousands):

	2002	2001

Senior subordinated notes	$136,750	$136,750
Term loan	96,525	99,000
Industrial revenue bonds and other	26,459	25,176

	259,734	260,926
Less amounts due within one year	10,615	4,304

	$249,119	$256,622

In March 1997, the Company issued $150 million principal amount of 8 3/4% senior subordinated notes, priced to the public at 99.5 percent, due 2007. During the second quarter of 2001, the Company retired $13.3 million of these notes. A pretax gain of $4.4 million was recognized on this early retirement of debt.

In December 2001, the Company replaced its former multicurrency credit agreement with a $99 million five-year term loan and a $20 million five-year revolving loan agreement.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Long-term debt (continued)

At December 31, 2002, $96.5 million was outstanding on the five-year term loan. The term loan is secured by certain receivables, inventory and fixed assets. The term loan, which expires in December 2006, has an interest rate of LIBOR plus a margin that ranges from 4% to 4 1/2%. The interest rate on the term loan ranged from approximately 5.9% to 6.4% during 2002. The term loan contains restrictions related to dividends, investments, guarantees, certain financial ratios and other customary affirmative and negative covenants. Principal payments of $5.8 million are due in 2003 on this term loan.

At December 31, 2002, no amounts were drawn on the $20 million revolving loan agreement. The loan agreement is secured by $15 million in restricted cash as well as certain receivables, inventory, and fixed assets. The loan agreement, which expires in December 2006, allows Titan to borrow funds at an interest rate of LIBOR plus 2%, or at the prime rate. The revolving loan agreement contains restrictions related to dividends, investments, guarantees, certain financial ratios and other customary affirmative and negative covenants.

Other debt primarily consists of industrial revenue bonds, loans from local and state entities and various other long-term notes. The increase in other debt consists primarily of currency translation on a $10.7 million term loan at the Company’s Italian facilities.

Aggregate maturities of long-term debt are as follows (in thousands):

2003	$10,615
2004	13,022
2005	16,230
2006	71,581
2007	137,362
Thereafter	10,924

$259,734

12.	Accumulated other comprehensive loss

Accumulated other comprehensive loss consisted of the following (in thousands):

		Minimum
	Currency	Pension
	Translation	Liability
	Adjustments	Adjustments	Total

Balance at December 31, 2000	$(10,599)	$(510)	$(11,109)
Currency translation adjustments	(1,977)	0	(1,977)
Minimum pension liability adjustment, net of taxes of $3,778	0	(5,667)	(5,667)

Balance at December 31, 2001	(12,576)	(6,177)	(18,753)
Currency translation adjustments	6,685	0	6,685
Minimum pension liability adjustment, net of taxes of $6,157	0	(12,905)	(12,905)

Balance at December 31, 2002	$(5,891)	$(19,082)	$(24,973)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Stockholders’ equity

The Company repurchased 0.1 million, 0.1 million and 0.2 million shares of its common stock at a cost of $0.1 million, $0.4 million and $0.9 million in 2002, 2001 and 2000, respectively. The Company is authorized to repurchase an additional 2.7 million common shares. The Company paid cash dividends of $.02 per share of common stock during 2002, $.03 per share of common stock during 2001, and $.06 per share of common stock during 2000.

14.	Loss on investment

The Company maintains financial interests in Fabrica Uruguaya de Neumaticos S.A. (FUNSA), a tire manufacturer located in Uruguay, South America. FUNSA is not currently producing tires, however FUNSA is working with its investors, the government of Uruguay and the union to complete a reorganization plan and resume the manufacturing of tires. These plans have been significantly hindered by the major economic crisis that occurred in Uruguay during the third quarter of 2002, including a run on banks and the temporary closing of the banking system. Due to these events and the deterioration of economic conditions, social distress and resultant unrest in the country of Uruguay, the Company reserved its investment in FUNSA of $9.6 million. The expense of $9.6 million was taken in the third quarter of 2002 and is classified in the accompanying Consolidated Statement of Operations within “Loss on investments.” On the accompanying Consolidated Statement of Cash Flows, $3.7 million is classified within “Noncash portion of loss on investments” and the remaining $5.9 million is classified as a reduction in restricted cash deposits.

In addition, the Company maintains financial interests in AII Holding, Inc. in the amount of $2.8 million of preferred stock and accrued dividends. AII Holding, Inc. is a specialist in automated welding technology equipment. The privately held company is located in Danville, Illinois. Based on Titan’s analysis of the AII Holding, Inc. financial information, Titan reserved its investment in AII Holding, Inc. The expense of $2.8 million was taken in the fourth quarter of 2002 and is classified on the accompanying Consolidated Statement of Operations within “Loss on investments.”

15.	Gain on early retirement of debt

The Company recorded a gain on early retirement of debt of $4.4 million in the second quarter of 2001. This gain was previously classified as an extraordinary item in accordance with Financial Accounting Standards Board (FASB) Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” In accordance with FASB Statement No. 4, the gain was shown net of taxes of $1.8 million for a net amount of $2.6 million. In April 2002, SFAS No. 145 was issued rescinding FASB Statement No. 4. The Company has elected to adopt SFAS No. 145 early and has therefore reclassified the gain on early retirement of debt in accordance with SFAS No. 145.

16.	Other income (expense)

Other income (expense) consisted of the following (in thousands):

	2002	2001	2000

Interest income	$3,025	$2,380	$2,516
Foreign exchange gain (loss)	1,980	(1,101)	(1,710)
All other (expense) income	(2,271)	744	373

	$2,734	$2,023	$1,179

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Income taxes

Income (loss) before income taxes, including the extraordinary gain on early retirement of debt, consisted of the following (in thousands):

	2002	2001	2000

Domestic	$(41,570)	$(46,013)	$5,026
Foreign	(2,723)	(373)	3,676

	$(44,293)	$(46,386)	$8,702

The (benefit) provision for income taxes, including taxes related to the extraordinary gain on early retirement of debt, was as follows (in thousands):

	2002	2001	2000

Current
Federal	$(11,460)	$(1,382)	$3,177
State	(3,109)	(1,258)	487
Foreign	2,642	789	3,260

	(11,927)	(1,851)	6,924

Deferred
Federal	2,459	(9,280)	(1,862)
State	1,052	(1,184)	(401)
Foreign	0	718	(484)

	3,511	(9,746)	(2,747)

(Benefit) provision for income taxes	$(8,416)	$(11,597)	$4,177

The (benefit) provision for income taxes differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pretax income (loss) as a result of the following:

	2002	2001	2000

Statutory U.S. federal tax rate	(35.0)%	(35.0)%	35.0%
State taxes, net	(3.0)	(4.5)	4.6
Foreign taxes, net	8.1	1.4	0.0
Nondeductible goodwill amortization	0.1	2.6	3.1
Valuation allowance	6.0	0.0	0.0
Other, net	4.8	10.5	5.3

Effective tax rate	(19.0)%	(25.0)%	48.0%

Federal income taxes are provided on earnings of foreign subsidiaries except to the extent that such earnings are expected to be indefinitely reinvested abroad.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Income taxes (continued)

Deferred tax assets (liabilities) at December 31, 2002 and 2001, respectively, consisted of the following (in thousands):

	2002	2001

Minimum pension	$10,275	$3,778
Employee benefits and related costs	2,380	2,097
EPA reserve	1,595	1,699
Allowance for bad debts	1,825	1,031
Other	1,869	2,150

Gross deferred tax assets	17,944	10,755

Fixed assets	(19,660)	(20,455)
Deferred gain	(2,453)	(2,453)
Other	6,807	9,167

Gross deferred tax liabilities	(15,306)	(13,741)

Net deferred tax asset (liabilities)	2,638	$(2,986)

Valuation allowance	(2,638)

	$0

18.	Union strike settlement and other costs

In September of 2001, employees of the Company’s Des Moines, Iowa, facility approved a new labor agreement effective through the year 2006. In December of 2001, former workers at the Company’s Natchez, Mississippi, facility approved a new labor agreement effective through the year 2006. The employees or former workers at these facilities had been on strike for 40 and 39 months, respectively. The Company recorded union strike settlement and other costs of $6.8 million for the year ended December 31, 2001. This amount is attributed to the union settlement with the Company’s Des Moines, Iowa, and Natchez, Mississippi, facilities as well as other costs to which the strike contributed. Included in these $6.8 million of costs were (i) inventory write-downs of $1.9 million, and (ii) union settlement payments, retraining costs, goodwill and prepaid write-downs of $4.9 million. The inventory write-downs of $1.9 million were reclassified to cost of sales. The union settlement payments, retraining costs, goodwill and prepaid write-downs of $4.9 million were reclassified as selling, general and administrative expenses.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Sale of assets

On April 14, 2000, the Company sold certain assets (primarily raw material inventory, work-in-process inventory, and property, plant and equipment) of two facilities located in Clinton, Tennessee, and Slinger, Wisconsin, to Carlisle Tire and Wheel Company, a subsidiary of Carlisle Companies Incorporated, for approximately $94.1 million in cash. In conjunction with this transaction, the Company eliminated goodwill related to these operations totaling $19.5 million. The Company recorded a pretax gain on this transaction of $38.7 million in the second quarter of 2000. This nonrecurring gain has not been included in the pro forma amounts described below. These two facilities were in the business of providing wheels and tires to the consumer market, primarily for original equipment manufacturers’ lawn and garden equipment and all terrain vehicles.

Had the transaction occurred on January 1, 2000, net sales for the year ended December 31, 2000, would have been $512.4 million. Net loss for the year ended December 31, 2000, would have been $(21.2) million. Loss per share for the year ended December 31, 2000, would have been $(1.02). There was no effect on net sales, net income or earnings per share for the years ended December 31, 2001, and December 31, 2002, as a result of this transaction.

20.	Litigation

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

21.	Employee benefit plans

Pension plans
The Company has a frozen defined benefit pension plan covering certain employees of Titan Tire Corporation. The Company has a frozen contributory defined benefit pension plan covering certain hourly employees of its Walcott, Iowa, facility. The Company sponsors a contributory defined benefit plan that covers former eligible bargaining employees of Dico, Inc. This plan purchased a final annuity settlement contract in October 2002. The Company’s policy is to fund pension costs as accrued, which is consistent with the funding requirements of federal laws and regulations.

The Company’s defined benefit plans have been aggregated in the following table. Included in the December 31, 2002, amounts are two plans with a projected benefit obligation and accumulated benefit obligation of $73.3 million, which exceeds the fair value of plan assets of $44.1 million at December 31, 2002. The projected benefit obligation and the accumulated benefit obligation are the same amount since the Plans are frozen and there are no future compensation levels to factor into the obligations. Included in the December 31, 2001, amounts are two plans with a projected benefit obligation and accumulated benefit obligation of $67.1 million, which exceeds the fair value of plan assets of $60.0 million at December 31, 2001. The Company has absolved itself from all liabilities associated to the Dico plan as of October 1, 2002. Therefore, the plan no longer maintains a projected or accumulated benefit obligation.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	Employee benefit plans (continued)

The following table provides the change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheet of the defined benefit pension plans as of December 31, 2002, and 2001 (in thousands):

	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$68,262	$66,868
Interest cost	5,156	4,989
Amendments	2,497	0
Actuarial losses	8,345	3,405
Benefits paid	(10,913)	(7,000)

Benefit obligation at end of year	$73,347	$68,262

Change in plan assets:
Fair value of plan assets at beginning of year	$61,661	$71,219
Actual return on plan assets	(6,164)	(2,876)
Employer contributions	0	318
Benefits paid	(10,913)	(7,000)

Fair value of plan assets at end of year	$44,584	$61,661

Funded status	$(28,763)	$(6,601)
Unrecognized prior service cost	2,377	0
Unrecognized net loss	29,938	11,201
Unrecognized deferred tax liability	(509)	(573)

Net amount recognized	$3,043	$4,027

Amounts recognized in consolidated balance sheet:
Prepaid benefit cost	$448	$698
Accrued benefit liability	(29,139)	(6,966)
Intangible asset	2,377	0
Accumulated other comprehensive income	29,357	10,295

Net amount recognized	$3,043	$4,027

Included in the consolidated balance sheets at December 31, 2002, and 2001 are the after tax minimum pension liabilities for the unfunded pension plans of $19.1 million and $6.2 million, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	Employee benefit plans (continued)

The following table provides the components of net periodic pension costs for the plans, settlement costs and the assumptions used in the measurement of the Company’s benefit obligation for years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Components of net periodic pension cost:
Interest cost	$5,156	$4,989	$5,043
Assumed return on assets	(4,851)	(4,871)	(5,139)
Amortization of net loss from earlier periods	17	0	0
Amortization of unrecognized prior service cost	120	0	0
Amortization of unrecognized deferred taxes	(63)	(63)	(63)
Amortization of net unrecognized loss	311	25	19

Net periodic pension cost (income)	$690	$80	$(140)

Settlement costs	$294	$0	$0

Major assumptions:
Discount rate	6 3/4%	7 1/4%	7 1/4-7 3/4%
Rate of return on plan assets	7-8 1/2%	7-8 1/2%	7-8 1/2%

401(k)
The Company sponsors four 401(k) retirement savings plans. One plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement. Titan provides a 50% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan. A second plan is for the employees covered by a collective bargaining arrangement at Titan Tire Corporation and, as of September 2001, does not include a Company matching contribution. Participants of both of these plans may contribute up to 17% of their annual compensation, up to a maximum of $11,000 in 2002. Employees are fully vested with respect to their contributions. The Company issued 182,248 shares, 160,937 shares, and 193,017 shares of treasury stock in connection with these 401(k) plans during 2002, 2001 and 2000, respectively. Expenses related to these 401(k) plans were $0.8 million, $0.8 million, and $1.1 million for 2002, 2001 and 2000, respectively.

In 1999, the Company adopted 401(k) plans for the employees of Titan Tire Corporation of Texas and the employees of Titan Tire Corporation of Natchez. These plan participants may contribute up to 20% of their annual compensation, up to a maximum of $11,000 in 2002. Employees are fully vested with respect to their contributions. The Company provides a 50% match in the form of cash contributions on the first 6% of the employee’s contribution in these plans up to a maximum of $500 per year. Expenses for the Company matching contribution were $0.1 million for each of 2002, 2001 and 2000.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Stock option plans

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

The Company adopted the 1994 Non-Employee Director Stock Option Plan (the Director Plan) to provide for grants of stock options as a means of attracting and retaining highly qualified independent directors for the Company. The exercise price of stock options may not be less than the fair market value of the common stock on the date of grant. No more than 400,000 shares of Titan’s common stock may be issued under the Director Plan. Such options vest and become exercisable immediately. All options under both plans expire 10 years from date of grant.

The following is a summary of activity in the stock option plans for 2000, 2001 and 2002:

		Weighted-
	Shares Subject	Average
	to Option	Exercise Price

Outstanding, January 1, 2000	989,118	$12.22
Granted	54,000	$6.69
Canceled	(83,588)	11.58

Outstanding, December 31, 2000	959,530	$11.96
Granted	54,000	$4.54
Canceled	(3,000)	8.00

Outstanding, December 31, 2001	1,010,530	$11.58
Granted	36,000	$5.34
Canceled	(21,930)	11.12

Outstanding, December 31, 2002	1,024,600	$11.37

The exercise price for options outstanding at December 31, 2002, ranged from $4.54 to $18.00 per share and the weighted-average remaining contractual life of these options approximates five years. At December 31, 2002, a total of 983,624 options were exercisable at a weighted-average exercise price of $11.51.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Stock option plans (continued)

The Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. No stock-based compensation expense was reflected in the 2002, 2001, or 2000 net income (loss) as all options granted during those years had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The fair value of each option is calculated using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002, 2001 and 2000:

	2002	2001	2000

Stock price volatility	51%	51%	40%
Risk-free interest rate	4.8%	5.2%	6.8%
Expected life of options	6 years	6 years	6 years
Dividend yield	.52%	.49%	.44%

The weighted-average fair value of options granted during 2002, 2001 and 2000 was $2.77, $2.38 and $3.19 per option, respectively.

23.	Lease commitments

The Company leases certain buildings and equipment under operating leases, including a lease for the building in Brownsville, Texas. Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company. Total rental expense was $6.5 million, $5.5 million and $5.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. The rental expense for the year ended December 31, 2002, includes an accrual of $0.7 million for future minimum lease payments due on noncancellable leases for distribution facilities that the Company has closed.

At December 31, 2002, future minimum rental commitments under noncancellable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

2003	$4,914
2004	2,670
2005	951
2006	804
2007	675

24.	Concentration of credit risk

Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction, and consumer markets represented 15% of the Company’s consolidated revenues for the year ended December 31, 2002. Net sales to CNH Global N.V. in Titan’s three markets represented 12% of the Company’s consolidated revenues for the year ended December 31, 2002. No other customer accounted for more than 10% of the Company’s net sales in 2002.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	Related party transactions

The Company sells products and pays commissions to companies controlled by persons related to the Chief Executive Officer of the Company. During 2002, 2001 and 2000, sales of Titan product to these companies were approximately $7.6 million, $7.7 million and, $10.7 million, respectively. On sales referred to Titan from these manufacturing representative companies, commissions were paid in the amounts of approximately $1.1 million, $0.9 million, and $1.2 million during 2002, 2001 and 2000, respectively. These sales and commissions were made in the ordinary course of business and were made on terms no less favorable to Titan than comparable sales and commissions to unaffiliated third parties. At December 31, 2002, Titan had trade receivables of $3.9 million due from these companies, as compared to $4.4 million at December 31, 2001. Titan had notes receivable due from these companies of $7.3 million and $7.4 million at December 31, 2002, and 2001, respectively.

26.	Segment and geographical information

The Company has aggregated its operating units into reportable segments based on its three customer markets: agricultural, earthmoving/construction and consumer. These segments are based on the management approach, which is the internal organization used by management in making operating decisions and assessing performance. The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” Sales between segments are priced at certain margins over the cost to manufacture and all intersegment revenues are eliminated in consolidation. Segment external revenues, expenses and income from operations are determined on the basis of the results of operations of operating units’ manufacturing facilities. Segment assets are generally determined on the basis of the tangible assets located at such operating units’ manufacturing facilities and the intangible assets associated with the acquisitions of such operating units. However, certain operating units’ goodwill and property, plant and equipment balances are carried at the corporate level.

Titan is organized primarily on the basis of products being included in three separate marketing units. The products within each reportable segment include wheels, tires and wheel and tire assemblies. The Company has manufacturing and distribution facilities worldwide.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	Segment and geographical information (continued)

The table below presents information about certain revenues and expenses, income (loss) from operations and segment assets used by the chief operating decision maker of the Company as of and for the years ended December 31, 2002, 2001 and 2000 (in thousands):

		Earthmoving/		Reconciling		Consolidated
	Agricultural	Construction	Consumer	Items		Totals

2002
Revenues from external customers	$278,266	$144,725	$39,829	$0		$462,820
Intersegment revenues	160,257	58,648	24,309	0		243,214
Depreciation & amortization	16,566	9,630	2,513	4,913	(a)	33,622
Income (loss) from operations	8,121	3,106	45	(25,358	)(b)	(14,086)
Total assets	258,704	138,811	37,199	97,285	(c)	531,999
Capital expenditures	5,535	3,159	537	528	(d)	9,759
2001
Revenues from external customers	$256,140	$156,033	$45,302	$0		$457,475
Intersegment revenues	140,013	56,269	21,440	0		217,722
Depreciation & amortization	17,206	10,706	3,048	6,303	(a)	37,263
(Loss) income from operations	(2,168)	1,181	(5,486)	(26,992	)(b)	(33,465)
Total assets	252,213	151,823	46,783	118,135	(c)	568,954
Capital expenditures	6,271	4,564	733	297	(d)	11,865
2000
Revenues from external customers	$283,058	$162,591	$97,420	$0		$543,069
Intersegment revenues	150,778	62,278	68,987	0		282,043
Depreciation & amortization	16,214	10,016	6,042	4,949	(a)	37,221
Income (loss) from operations	11,698	8,891	(565)	(28,670	)(b)	(8,646)
Total assets	280,925	154,159	87,309	69,248	(c)	591,641
Capital expenditures	10,774	6,514	11,069	412	(d)	28,769

(a)	Represents depreciation expense related to property, plant and equipment carried at the corporate level. The 2001 and 2000 amounts also include amortization expense for goodwill carried at the corporate level. No goodwill amortization has been recorded in 2002, pursuant to the adoption of SFAS No. 142 as described in Note 1.

(b)	Represents corporate expenses including those expenses referred to in (a).

(c)	Represents property, plant and equipment and goodwill related to certain acquisitions and other corporate assets.

(d)	Represents corporate capital expenditures.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	Segment and geographical information (continued)

The table below presents information by geographic area as of and for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	United		Other	Consolidated
	States	Italy	Countries	Totals

2002
Revenues from external customers	$343,452	$67,385	$51,983	$462,820
Intersegment revenues	235,819	1,444	5,951	243,214
Long-lived assets	151,778	29,060	23,541	204,379
2001
Revenues from external customers	$343,727	$60,023	$53,725	$457,475
Intersegment revenues	210,096	1,725	5,901	217,722
Long-lived assets	172,140	26,932	22,960	222,032
2000
Revenues from external customers	$425,233	$61,523	$56,313	$543,069
Intersegment revenues	275,812	1,525	4,706	282,043
Long-lived assets	197,700	29,223	24,333	251,256

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27.	Earnings per share

(Loss) earnings per share for 2002, 2001 and 2000, are as follows (amounts in thousands, except share and per share data):

	Net	Weighted-		Per share
	income (loss)	average shares		amount

2002
Basic and diluted loss per share	$(35,877)	20,791,020	(a)	$(1.73)

2001
Basic and diluted loss per share	$(34,789)	20,655,620	(b)	$(1.68)

2000
Basic and diluted earnings per share	$4,525	20,693,534	(c)	$.22

(a)	Effect of stock options has not been included as they were anti-dilutive. Outstanding options excluded during 2002 amounted to 2,679 shares.

(b)	Effect of stock options has not been included as they were anti-dilutive. Outstanding options excluded during 2001 amounted to 2,472 shares.

(c)	Outstanding options were excluded from the computation of diluted earnings per share because the option price exceeded the average market price during the year.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28.	Supplementary Data — Quarterly financial information (unaudited)

(All amounts in thousands, except per share data)

							Year ended
Quarter ended	March 31	June 30	September 30		December 31		December 31

2002
Net sales	$123,716	$125,837	$104,660		$108,607		$462,820
Gross profit (loss)	12,139	14,884	3,026		(308)		29,741
Net (loss) income	(2,865)	383	(17,664	) (a)	(15,731	) (b)	(35,877)
Per share amounts:
Basic	(.14)	.02	(.85	) (a)	(.76	) (b)	(1.73)
Diluted	(.14)	.02	(.85	) (a)	(.76	) (b)	(1.73)
2001
Net sales	$136,047	$120,349	$100,519		$100,560		$457,475
Gross profit (loss)	15,448	6,876	2,841		(6,501	) (c)	18,664
Net income (loss)	228	(3,984)	(9,502)		(21,531	) (c)	(34,789)
Per share amounts:
Basic	.01	(.19)	(.46)		(1.04	) (c)	(1.68)
Diluted	.01	(.19)	(.46)		(1.04	) (c)	(1.68)

(a)	Loss on investment of $9.6 million included in the quarter ended September 30, 2002.
(b)	Loss on investment of $2.8 million included in the quarter ended December 31, 2002.
(c)	Union strike settlement and other costs of $6.8 million included in the quarter ended December 31, 2001. Gross profit includes $1.9 million of these costs.

TITAN INTERNATIONAL, INC.

SCHEDULE II — VALUATION RESERVES

	Balance at	Additions to			Balance
	beginning	costs and			at end
Description	of year	expenses	Deductions		of year

Year ended December 31, 2002
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$3,523,000	$497,000	$(848,000)		$3,172,000

Year ended December 31, 2001
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$3,764,000	$38,000	$(279,000	)(a)	$3,523,000

Year ended December 31, 2000
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$5,863,000	$97,000	$(2,196,000	)(b)	$3,764,000

(a)	Net of recoveries of $14,000.

(b)	Includes allowance reductions of $589,000 relating to sale of assets.

S-1