Form 10-Q
period 2003-03-31
TITAN INTERNATIONAL INC
filed 2003-04-30
CIK 899751

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

                   FOR QUARTERLY PERIOD ENDED: MARCH 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  [   ]   No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     SHARES OUTSTANDING AT
          CLASS                                         APRIL 29, 2003
          -----                                      ---------------------
COMMON STOCK, NO PAR VALUE PER SHARE                      20,913,442

================================================================================

                            TITAN INTERNATIONAL, INC.

                                TABLE OF CONTENTS



                                                                                           Page Number
                                                                                           -----------
Part I.           Financial Information

    Item 1.       Financial Statements (Unaudited)

                  Consolidated Condensed Statements of Operations
                  for the Three Months Ended March 31, 2003 and 2002                              1

                  Consolidated Condensed Balance Sheets as of
                  March 31, 2003, and December 31, 2002                                           2

                  Consolidated Condensed Statements of Cash Flows
                  for the Three Months Ended March 31, 2003 and 2002                              3

                  Notes to Consolidated Condensed Financial Statements                         4-10


    Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                               11-20

    Item 3.       Quantitative and Qualitative Disclosures About Market Risk                     21

    Item 4.       Controls and Procedures                                                        21

Part II.          Other Information                                                              22

                  Signatures & Certification                                                     23

                  Certification                                                               24-25


                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             (Amounts in thousands, except earnings per share data)



                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                               2003         2002
                                               ----         ----
Net sales                                    $ 128,984    $ 123,716

Cost of sales                                  118,589      111,577
                                             ---------    ---------

    Gross profit                                10,395       12,139

Selling, general & administrative expenses      11,417       10,298

Research and development expenses                  668          786
                                             ---------    ---------

    (Loss) income from operations               (1,690)       1,055

Interest expense                                (4,975)      (5,203)

Other income                                       478          328
                                             ---------    ---------

    Loss before income taxes                    (6,187)      (3,820)

Benefit for income taxes                          (309)        (955)
                                             ---------    ---------

Net loss                                     $  (5,878)   $  (2,865)
                                             =========    =========

Loss per share:
  Basic                                      $    (.28)   $    (.14)
  Diluted                                    $    (.28)   $    (.14)

Average shares outstanding:
  Basic                                         20,789       20,727
  Diluted                                       20,789       20,727







               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    (Amounts in thousands, except share data)



                                                                                   MARCH 31,          DECEMBER 31,
                                                                                     2003                 2002
                                                                                  -----------         -----------
ASSETS
Current assets
    Cash and cash equivalents                                                     $    11,472         $    22,049
    Accounts receivable (net allowance of $3,615 and $3,172, respectively)            110,016              82,588
    Inventories                                                                       114,466             109,142
    Deferred income taxes                                                              12,009              12,009
    Prepaid and other current assets                                                   30,274              28,781
                                                                                  -----------         -----------
        Total current assets                                                          278,237             254,569

Property, plant and equipment, net                                                    181,301             186,540
Restricted cash deposits                                                               26,803              26,803
Other assets                                                                           45,721              46,248
Goodwill, net                                                                          17,702              17,839
                                                                                  -----------         -----------
        Total assets                                                              $   549,764         $   531,999
                                                                                  ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Short-term debt (including current portion of long-term debt)                 $    18,660         $    10,615
    Accounts payable                                                                   59,154              49,007
    Other current liabilities                                                          30,985              24,684
                                                                                  -----------         -----------
        Total current liabilities                                                     108,799              84,306

Deferred income taxes                                                                  12,009              12,009
Other long-term liabilities                                                            43,150              42,538
Long-term debt                                                                        247,789             249,119
                                                                                  -----------         -----------
        Total liabilities                                                             411,747             387,972
                                                                                  -----------         -----------

Stockholders' equity
    Common stock (no par, 60,000,000 shares authorized; 27,555,081 issued)                 27                  27
    Additional paid-in capital                                                        208,566             210,231
    Retained earnings                                                                  41,723              47,705
    Treasury stock (at cost: 6,840,553 and 6,764,199 shares, respectively)           (87,354)            (88,963)
    Accumulated other comprehensive loss                                             (24,945)            (24,973)
                                                                                  ----------          ----------
        Total stockholders' equity                                                    138,017             144,027
                                                                                  -----------         -----------

Total liabilities and stockholders' equity                                        $   549,764         $   531,999
                                                                                  ===========         ===========



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)


                                                    THREE MONTHS ENDED MARCH 31,
                                                         2003        2002
                                                         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                           $ (5,878)   $ (2,865)
    Adjustments to reconcile net loss to net cash
        provided by (used for) operating activities:
        Depreciation and amortization                     7,867       8,877
    (Increase) decrease in current assets:
        Accounts receivable                             (26,835)    (20,213)
        Inventories                                      (5,102)     12,216
        Prepaid and other current assets                 (1,421)        812
    Increase (decrease) in current liabilities:
        Accounts payable                                  9,692      (3,109)
        Other current liabilities                         6,147       4,305
    Other, net                                              496        (268)
                                                       --------    --------

        Net cash used for operating activities          (15,034)       (245)
                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net                            (1,800)     (2,331)
    Other, net                                               58          29
                                                       --------    --------

        Net cash used for investing activities           (1,742)     (2,302)
                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                              7,299           0
    Payment of debt                                      (1,057)       (134)
    Proceeds from revolving loan agreement, net               0       1,500
    Decrease in restricted cash deposits                      0         886
    Repurchase of common stock                             (244)          0
    Dividends paid                                         (104)       (104)
    Other, net                                              188         177
                                                       --------    --------

        Net cash provided by financing activities         6,082       2,325
                                                       --------    --------

Effect of exchange rate changes on cash                     117        (376)

Net decrease in cash and cash equivalents               (10,577)       (598)

Cash and cash equivalents at beginning of period         22,049       9,214
                                                       --------    --------

Cash and cash equivalents at end of period             $ 11,472    $  8,616
                                                       ========    ========



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.       ACCOUNTING POLICIES

         In the opinion of Titan International, Inc. ("Titan" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of March 31, 2003, the results of operations and cash flows for the three months ended March 31, 2003 and 2002.

         Accounting policies have continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's 2002 Annual Report on Form 10-K. These interim financial statements have been prepared pursuant to the Securities and Exchange Commission's rules for Form 10-Q's and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K. Details in those notes have not changed significantly, except as a result of normal interim transactions and certain matters discussed hereafter.

         Stock-based compensation

         At March 31, 2003, the Company has two stock-based compensation plans, which are described in Note 22 to the Company's financial statements on Form 10-K for the fiscal year ended December 31, 2002. The Company applies the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. The Company granted no stock options during the first quarter of 2003 and no stock-based compensation expense was required to be recorded. The total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects, for the first quarter of 2003 is computed to be an immaterial amount.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



B.       INVENTORIES

         Inventories consisted of the following (in thousands):


                          March 31,   December 31,
                            2003          2002
                          --------    -----------
        Raw materials     $ 34,579      $ 32,927
        Work-in-process     18,536        18,209
        Finished goods      58,451        56,218
                          --------      --------
                           111,566       107,354

        LIFO reserve         2,900         1,788
                          --------      --------
                          $114,466      $109,142
                          ========      ========

         The LIFO reserve changed primarily as a result of price fluctuations within the composition of LIFO inventory layers.

C.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, net reflects accumulated depreciation of $226.8 million and $220.7 million at March 31, 2003, and December 31, 2002, respectively.

D.       GOODWILL

         Goodwill, net reflects accumulated amortization of $5.6 million at March 31, 2003, and December 31, 2002. Goodwill amortization was ceased in January 2002, pursuant to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142.

         The carrying amount of goodwill by segment at March 31, 2003 was (i) agricultural of $9.7 million, (ii) earthmoving/construction of $6.3 million, and (iii) consumer of $1.7 million. The decrease in net goodwill to $17.7 million at March 31, 2003, from $17.8 million at December 31, 2002, is the result of currency exchange fluctuations.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



E.       WARRANTY COSTS

         The Company provides limited warranties on workmanship on its products in all market segments. The Company's products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. Warranty accruals are included as a component of other current liabilities on the Consolidated Condensed Balance Sheets. Changes in the warranty liability consisted of the following (in thousands):

             Warranty liability, January 1, 2003                      $    1,617
               Provision for warranty liabilities for 2003 sales             577
               Warranty payments made in 2003                               (543)
                                                                      ----------
             Warranty liability, March 31, 2003                       $    1,651
                                                                      ==========

F.       INCOME TAXES

         The Company's effective income tax benefit on the net loss for the first quarter of 2003 was 5%, compared to 25% for the first quarter of 2002. The Company's income tax benefit differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pretax loss primarily as a result of income tax expense to be paid in foreign jurisdictions and the application of a valuation allowance on the domestic net deferred tax asset balance. As a result of several periods of recurring losses, the Company began reserving its net deferred tax asset position at December 31, 2002, consistent with the Company's accounting policies. The Company continues to monitor its income tax position and will review the necessity of the valuation allowance at the end of each reporting period. To the extent it is determined deferred tax assets will be realized in excess of deferred tax liabilities, some or all of the valuation allowance will be recorded as income.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


G.       LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):


                                                                               March 31,           December 31,
                                                                                 2003                  2002
                                                                              ------------         ------------
         Senior subordinated notes                                            $   136,750           $   136,750
         Term loan                                                                 95,700                96,525
         Revolving loan agreement                                                       0                     0
         Industrial revenue bonds and other (a)                                    33,999                26,459
                                                                              -----------           -----------
                                                                                  266,449               259,734

         Less:  Amounts due within one year                                        18,660                10,615
                                                                              -----------           -----------

                                                                              $   247,789           $   249,119
                                                                              ===========           ===========

         (a) The increase in other debt resulted primarily from an increase in short-term debt of $7.3 million at the Company's foreign subsidiaries.

         Aggregate maturities of long-term debt at March 31, 2003, were as follows (in thousands):

         April 1 - December 31, 2003                                          $    16,862
         2004                                                                      13,151
         2005                                                                      16,375
         2006                                                                      71,678
         2007                                                                     137,413
         Thereafter                                                                10,970
                                                                              -----------
                                                                              $   266,449
                                                                              ===========

H.       COMPREHENSIVE LOSS

         Comprehensive loss, which includes net loss of $(5.9) million and no net effects of foreign currency translation adjustments, totaled $(5.9) million for the first quarter of 2003, compared to $(3.9) million in the first quarter of 2002.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



I.       SEGMENT INFORMATION

         The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three months ended March 31, 2003 and 2002 (in thousands):


                                                         Revenues                        Income (loss)
                                                      from external     Intersegment        from
                 2003                                   customers       revenues (a)      operations
                 ----                                ---------------   -------------     ------------
                 Agricultural                          $   78,102        $   24,946       $    3,387

                 Earthmoving/construction                  41,044            11,195            1,547

                 Consumer                                   9,838             2,754              208

                 Reconciling items (b)                          0                 0           (6,832)
                                                       ----------        ----------       ----------

                 Consolidated totals                   $  128,984        $   38,895       $   (1,690)
                                                       ==========        ==========       ==========


                 2002
                 ----
                 Agricultural                          $   75,245        $   43,025       $    5,105

                 Earthmoving/construction                  36,934            14,559            1,886

                 Consumer                                  11,537             6,387              481

                 Reconciling items (b)                          0                 0           (6,417)
                                                       ----------        ----------       ----------

                 Consolidated totals                   $  123,716        $   63,971       $    1,055
                                                       ==========        ==========       ==========


(a) Intersegment revenues have declined due to the closure of certain Company distribution facilities in 2002.

(b) Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment carried at the corporate level.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



I.       SEGMENT INFORMATION (CONTINUED)


                                        March 31,       December 31,
           Total assets                   2003             2002
           ------------                ----------       -----------
Agricultural                           $  280,386       $  258,704

Earthmoving/construction                  151,429          138,811

Consumer                                   32,332           37,199

Reconciling items (a)                      85,617           97,285
                                       ----------       ----------

Consolidated totals                    $  549,764       $  531,999
                                       ==========       ==========

(a) Represents property, plant and equipment and goodwill related to certain acquisitions and other corporate assets.


J.       LEASE COMMITMENTS

         The Company leases certain buildings and equipment under operating leases, including a lease for the building in Brownsville, Texas. Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

         At March 31, 2003, future minimum commitments under noncancellable operating leases with initial or remaining terms of one year were as follows (in thousands):

              April 1 - December 31, 2003                       $     4,218
              2004                                                    3,214
              2005                                                    1,022
              2006                                                      774
              2007                                                      648
              Thereafter                                                149
                                                                -----------

                                                                $    10,025
                                                                ===========

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


K.       NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards Number 146

         In June 2002, Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Exit or Disposal Costs," was issued. This statement requires companies to recognize certain liabilities and costs associated with exit or disposal activities when incurred rather than when management commits to an exit plan. Adoption of this standard was required for any exit or disposal activities initiated subsequent to December 31, 2002. SFAS No. 146 was adopted in the first quarter of 2003 with no material effect on the Company's financial position, cash flows or results of operations.

         Financial Accounting Standards Board Interpretation Number 45

         In November 2002, Financial Accounting Standards Board Interpretation
         (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued. FIN No. 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN No. 45 is effective for guarantees issued or modified starting January 1, 2003. The additional disclosures required by FIN No. 45 are required for periods ending December 31, 2002, and after. The Company has provided additional disclosure with respect to warranties in accordance with FIN No. 45. The Company does not expect the adoption of this interpretation to have a material effect on its financial position, cash flows or results of operations.

         Financial Accounting Standards Board Interpretation Number 46

         In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities," was issued. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities of the variable interest entity or is entitled to receive a majority of the entity's residual returns. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. For older entities, the requirements apply in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 1, 2003. The Company does not expect the adoption of this interpretation to have a material effect on its financial position, cash flows or results of operations.

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

Revenue Recognition

The Company records sales revenue and cost of sales when products are shipped to customers and both title and the risks and rewards of ownership are transferred. Provisions are established for sales returns and uncollectible accounts based on historical experience. Should these experience trends change, adjustments to the estimated provisions would be necessary.

Product Costing

Inventories are valued at the lower of cost or market. For operations in the United States, cost is determined using the last-in, first-out (LIFO) method for approximately 41% of inventories and the first-in, first-out (FIFO) method for the remainder of inventories. Inventory of foreign subsidiaries is valued using the FIFO method. Market is estimated based on current selling prices. Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price, based on historical experience. Should this experience change, adjustments to the estimated provisions would be necessary.

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

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES (CONTINUED)

Valuation of Investments Accounted for Under the Equity Method

The Company assesses the carrying value of its equity investments whenever events and circumstances indicate that the carrying value may not be recoverable. Investment write-downs, if necessary, are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. Any such write-downs are measured as the excess of the carrying value of the asset over the discounted expected future cash flows or the fair value of the asset. Significant assumptions relating to future investment results must be made when estimating the future cash flows associated with these investments. Should unforeseen events occur or should investment trends change significantly, impairment losses could occur.

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

Retirement Benefit Obligations

Pension benefit obligations are based on various assumptions used by the Company's actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. For more information concerning these costs and obligations, see the additional discussion of the "Pensions" and Note 21 to the Company's financial statements on Form 10-K for the fiscal year ended December 31, 2002.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended March 31, 2003, were $129.0 million, compared to 2002 first quarter net sales of $123.7 million. The increase was attributed to the Company's foreign subsidiaries, which recorded a $7.7 million increase in net sales. The majority of the increase in sales at the foreign subsidiaries was primarily due to a favorable currency exchange rate.

Cost of Sales

Cost of sales was $118.6 million for the first quarter of 2003, compared to $111.6 million in 2002. Gross profit for the first quarter of 2003 was $10.4 million or 8.1% of net sales, compared to $12.1 million or 9.8% of net sales for the first quarter of 2002. Gross profit, as a percentage of net sales, was negatively impacted by increases of approximately $4.3 million in higher raw material prices, increased employee benefits, and insurance costs.

The Company's profit margins continue to be affected by the excess capacity at the idle Natchez, Mississippi, facility. Depreciation on the fixed assets at this facility and minimal operating costs continue to be incurred. A third party appraisal indicates the fair value of the fixed assets of this facility is in excess of the carrying value of $19.3 million. The Company continually assesses its capacity requirements and makes necessary changes as dictated by customer demand.

Administrative Expenses

Selling, general and administrative (SG&A) and research and development (R&D) expenses for the first quarter of 2003 were $12.1 million or 9.4% of net sales, compared to $11.1 million or 9.0% of net sales for 2002. The Company had increased SG&A and R&D costs of approximately $1.1 million in the areas of employee benefits, professional fees, and insurances.

Operating Results and Other

Loss from operations for the first quarter of 2003 was $(1.7) million or (1.3)% of net sales, compared to income from operations of $1.1 million or 0.9% in 2002. Operating results were primarily impacted by the increased costs as previously discussed in the "Cost of Sales" and "Administrative Expenses" sections.

Net interest expense was $5.0 million for the first quarter of 2003, compared to $5.2 million in 2002. The decreased interest expense for the first quarter of 2003 was primarily due to an average interest rate that was approximately one-half percent lower as compared to the first quarter of 2002.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

The Company's effective income tax benefit on the net loss for the first quarter of 2003 was 5%, compared to 25% for the first quarter of 2002. The Company's income tax benefit differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pretax loss primarily as a result of income tax expense to be paid in foreign jurisdictions and the application of a valuation allowance on the domestic net deferred tax asset balance. As a result of several periods of recurring losses, the Company began reserving its net deferred tax asset position at December 31, 2002, consistent with the Company's accounting policies. The Company continues to monitor its income tax position and will review the necessity of the valuation allowance at the end of each reporting period. To the extent it is determined deferred tax assets will be realized in excess of deferred tax liabilities, some or all of the valuation allowance will be recorded as income.

Net Loss

Net loss for the first quarter of 2003 was $(5.9) million compared to $(2.9) million in 2002. Basic and diluted loss per share was $(.28) for the first quarter of 2003 compared to $(.14) in 2002. Net loss and loss per share increased primarily due to increased raw material prices, employee benefits, professional fees, and insurance costs as previously discussed.

Agricultural Segment Results

Net sales in the agricultural market were $78.1 million for the first quarter of 2003 as compared to $75.2 million in 2002. Agricultural market net sales increased primarily as a result of currency exchange fluctuations. Income from operations in the agricultural market was $3.4 million for the first quarter of 2003 as compared to $5.1 million for the first quarter of 2002. The decrease in income from operations in the agricultural market was primarily attributed to increased raw material prices, employee benefits, professional fees, and insurance costs as previously discussed.

Earthmoving/Construction Segment Results

The Company's earthmoving/construction market net sales were $41.0 million for the first quarter of 2003 as compared to $36.9 million for the first quarter of 2002. Currency exchange fluctuations accounted for a large part of this sales increase, and sales to new customers also contributed. Income from operations in the earthmoving/construction market was $1.5 million for the first quarter of 2003 versus $1.9 million in 2002. The decrease in income from operations in the earthmoving/construction market was primarily due to increased raw material prices, employee benefits, professional fees, and insurance costs as previously discussed.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (CONTINUED)

Consumer Segment Results

Consumer market net sales were $9.8 million for the first quarter of 2003 as compared to $11.5 million for the first quarter of 2002. Consumer market sales decreased primarily as a result of lower sales to boat trailer manufacturers. Consumer market income from operations was $0.2 million for the first quarter of 2003 as compared to $0.5 million for 2002. The decrease in income from operations in the consumer market was primarily attributed to the lower sales levels and increased costs as previously discussed.

Corporate Expenses

Income from operations on a segment basis does not include corporate expenses and depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $6.8 million for the first quarter of 2003 as compared to $6.4 million for the first quarter of 2002.

Foreign Subsidiaries Sales

Net sales at foreign subsidiaries for the quarter ended March 31, 2003, were $35.7 million, compared to 2002 first quarter sales of $28.0 million. The increase in sales at foreign subsidiaries of $7.7 million was primarily due to a favorable currency exchange rate of approximately $5.9 million. In addition, the foreign subsidiaries have been successful in obtaining new customer sales.

MARKET RISK SENSITIVE INSTRUMENTS

The Company's risks related to foreign currencies, commodity prices and interest rates are consistent with those for 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

As of March 31, 2003, the Company had $11.5 million of unrestricted cash deposited within various bank accounts. The unrestricted cash balance decreased by $10.6 million from December 31, 2002, due to the cash flow items discussed in the following paragraphs.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

In the first quarter of 2003, negative cash flows from operating activities of $15.0 million resulted primarily from a $26.8 million increase in accounts receivable and a net loss of $5.9 million, offset by accounts payable increases of $9.7 million and depreciation and amortization of $7.9 million. The increase in receivables is primarily due to a seasonal increase in sales volume in the first quarter of 2003 when compared to the fourth quarter of 2002. The increase in accounts payable results from this same seasonal increase.

The Company invested $1.8 million in capital expenditures in the first quarter of 2003. The expenditures represent various equipment purchases and building improvements to enhance production capabilities. The Company estimates that its total capital expenditures for 2003 could range between $10 million and $15 million.

In the three months ended March 31, 2003, positive cash flows from financing activities of $6.1 million resulted primarily from an increase of $6.2 million in total debt.

Debt Funding

The Company's term loan and revolving loan agreements contain various covenants and restrictions. The financial covenants in these loan agreements require that the (i) Company's adjusted minimum tangible net worth be equal to or greater than $150 million, (ii) value of equipment, accounts receivable, and inventory be equal to or greater than three times the outstanding principal balance of the term loan, and (iii) value of accounts receivable and inventory be equal to or greater than $100 million. Restrictions include (i) limits on payments of dividends and repurchases of the Company's stock, (ii) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company, and (iii) limitations on investments, dispositions of assets and guarantees of indebtedness. These covenants and restrictions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions. If the Company were unable to meet these covenants, the Company would be in default on these loan agreements.

The Company is in compliance with these covenants and restrictions as of March 31, 2003. The Company's adjusted minimum tangible net worth is required to be equal to or greater than $150 million and the Company computed it to be $170.4 million at March 31, 2003. The value of the equipment, accounts receivable and inventory are required to be equal to or greater than 3.00 times the outstanding principal balance of the term loan and is calculated to be 4.45 times this balance at March 31, 2003. The value of the accounts receivable and inventory must be equal to or greater than $100 million and is computed to be $224.5 million at March 31, 2003.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Other Issues

The Company's business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.

There have been no significant changes in interest rates, debt borrowings, or related covenants during the first three months of 2003.

The Company had restricted cash of $26.8 million at March 31, 2003. Restricted cash of $15.0 million is held as collateral on the revolving loan agreement, under which the Company had no borrowings outstanding at March 31, 2003. The remaining $11.8 million is collateral on outstanding letters of credit for an industrial revenue bond of $9.6 million and another letter of credit for $2.2 million.

Liquidity Outlook

At March 31, 2003, the Company had unrestricted cash and cash equivalents of $11.5 million and no amounts had been drawn on the $20 million revolving loan agreement. Due to losses sustained by the Company, loss carryback tax returns were filed to obtain domestic tax refunds. In April of 2003, the Company received domestic tax refunds totaling $7.7 million.

Increased raw material prices, employee benefits, professional fees, and insurance costs are having a negative impact on the profitability and the financial ratios of the Company. Economic uncertainty makes it difficult to determine precisely when the Company will see significant sales increases and lower operating costs. Because of changes in the equity markets, interest rates and actuarial fluctuations, the Company may be required to fund the Company's pension plans in amounts estimated to be approximately $6 million in the year 2003.

Cash on hand, including tax refunds received in April 2003, anticipated internal cash flows from operations and utilization of remaining available borrowings are expected to provide sufficient liquidity for working capital needs, capital expenditures, and payments required on short-term debt for the near term. However, if the Company were to exhaust all currently available working capital sources or were not to meet the financial covenants and conditions of its loan agreements, the Company might find it extremely difficult to secure additional funding in order to meet working capital requirements.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OUTLOOK

Economic uncertainty makes it difficult to determine precisely when the Company will see significant sales increases and lower operating costs. If current economic conditions and higher operating costs persist, these issues will continue to have a negative impact on the Company's margins. To combat these obstacles, the Company continues to seek opportunities to lower costs and pursue new channels for increasing sales. The Company is working with equipment dealers to offer Titan wheels and tires directly through their dealerships. Also, Titan is cultivating relationships with many smaller companies that can benefit from the Company's engineering expertise and commitment to the off-highway sector. Titan is attempting to institute price increases to help offset higher operating costs for raw materials, employee benefits, professional fees, and insurance. These planned price increases and further efficiencies should result in improved margins for our products. These measures will help Titan withstand the economic pressure expected to persist throughout 2003 in the Company's three market segments: agricultural, earthmoving/construction, and consumer.

Agricultural Segment

Agricultural market sales are expected to remain stable for the rest of 2003. The expected upturn in the agricultural market is being hampered by economic uncertainties and concerns about dry weather. Signups for assistance under the new Farm Bill have been slow and, therefore, payments have been delayed. Many variables, including weather, export markets, and future government policies and payments can greatly influence the overall health of the agricultural economy.

Earthmoving/Construction Segment

A number of negative pressures continue to impact in the earthmoving/construction segment. Housing construction has remained resilient through the economic downturn, but is expected to incur a minor slowdown in 2003. Capital investment at private companies is still depressed. Governmental entities continue to curtail construction spending as they work to balance their budgets. Despite these negative pressures, recent sales figures in the earthmoving/construction segment indicate that the market may be bottoming out. Construction machinery sales increased in the first quarter of 2003 after more than a year of declines. Therefore, the Company believes that sales in the earthmoving/construction segment may be stable to slightly higher for the rest of 2003.

Consumer Segment

Sales in the consumer market are expected to be lower for the remainder of 2003. The all-terrain vehicle (ATV) tire aftermarket is expected to continue to offer future growth opportunities. Many items affect the consumer market including weather, competitive pricing, energy prices, and consumer attitude, which remains cautious.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards Number 146

In June 2002, Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Exit or Disposal Costs," was issued. This statement requires companies to recognize certain liabilities and costs associated with exit or disposal activities when incurred rather than when management commits to an exit plan. Adoption of this standard was required for any exit or disposal activities initiated subsequent to December 31, 2002. SFAS No. 146 was adopted in the first quarter of 2003 with no material effect on the Company's financial position, cash flows or results of operations.

Financial Accounting Standards Board Interpretation Number 45

In November 2002, Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued. FIN No. 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN No. 45 is effective for guarantees issued or modified starting January 1, 2003. The additional disclosures required by FIN No. 45 are required for periods ending December 31, 2002, and after. The Company has provided additional disclosure with respect to warranties in accordance with FIN No. 45. The Company does not expect the adoption of this interpretation to have a material effect on its financial position, cash flows or results of operations.

Financial Accounting Standards Board Interpretation Number 46

In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities," was issued. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities of the variable interest entity or is entitled to receive a majority of the entity's residual returns. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. For older entities, the requirements apply in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 1, 2003. The Company does not expect the adoption of this interpretation to have a material effect on its financial position, cash flows or results of operations.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



PENSIONS

The Company has three defined benefit pension plans. These plans are described in Note 21 of the Company's Notes to Consolidated Financial Statements in the 2002 Form 10-K. The Company's recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. Because of changes in the equity markets, interest rates and actuarial fluctuations, the Company may be required to fund the Company's pension plans in amounts estimated to be approximately $6 million in the year 2003.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in the Company's business,
(ii) future expenditures for capital projects, (iii) the Company's ability to continue to control costs and maintain quality, (iv) meeting financial covenants and conditions of loan agreements, (v) the Company's business strategies, including its intention to introduce new products, (vi) expectations concerning the performance and commercial success of the Company's existing and new products and (vii) the Company's intention to consider and pursue acquisitions. Readers of this Form 10-Q should understand that these forward-looking statements are based on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control.

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

                            TITAN INTERNATIONAL, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company's 2002 Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q. There were no significant changes in internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            TITAN INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION


ITEMS 1 THROUGH 4 ARE NOT APPLICABLE.

ITEM 5.  OTHER INFORMATION

In a press release dated April 25, 2003, the Company stated it received notification from the New York Stock Exchange (NYSE) that its common stock had fallen below the NYSE's continued listing criteria relating to minimum share price. The NYSE requires that a company's common stock trade at a minimum average share price of $1.00 over a 30-day trading period.

Under NYSE guidelines, Titan must return to compliance with the continued listing criteria within six months following receipt of the NYSE's notification, subject to certain NYSE conditions. Should Titan's shares cease being traded on the NYSE, the Company believes that an alternative trading venue will be available.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

                            TITAN INTERNATIONAL, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TITAN INTERNATIONAL, INC.
                                            (REGISTRANT)



DATE:    April 29, 2003       BY:    /s/ Maurice M. Taylor Jr.
     ----------------------      --------------------------------------
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

                                    TITAN INTERNATIONAL, INC.
                                            (REGISTRANT)


DATE:    April 29, 2003       BY:    /s/ Maurice M. Taylor Jr.
       ------------------        --------------------------------------
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

DATE:      April 29, 2003          BY: /s/ Maurice M. Taylor Jr.
      ------------------------        ---------------------------------
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

DATE:  April 29, 2003         BY:    /s/ Kent W. Hackamack
     -------------------         -----------------------------------------------
                                         Kent W. Hackamack
                                         Vice President of Finance and Treasurer
                                         (Principal Financial Officer and
                                          Principal Accounting Officer)