Form 10-Q
period 2003-06-30
TITAN INTERNATIONAL INC
filed 2003-07-31
CIK 899751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED: JUNE 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              SHARES OUTSTANDING AT
      CLASS                                       JULY 30, 2003
      -----                                   ---------------------
COMMON STOCK, NO PAR VALUE PER SHARE                21,059,815

                            TITAN INTERNATIONAL, INC.

                                TABLE OF CONTENTS



                                                                                            Page Number
Part I.           Financial Information

    Item 1.       Financial Statements (Unaudited)

                  Consolidated Condensed Statements of Operations
                  for the Three and Six Months Ended June 30, 2003 and 2002                       1

                  Consolidated Condensed Balance Sheets as of
                  June 30, 2003, and December 31, 2002                                            2

                  Consolidated Condensed Statements of Cash Flows
                  for the Six Months Ended June 30, 2003 and 2002                                 3

                  Notes to Consolidated Condensed Financial Statements                         4-12


    Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                               13-25

    Item 3.       Quantitative and Qualitative Disclosures About Market Risk                     26

    Item 4.       Controls and Procedures                                                        26

Part II.          Other Information                                                              27

                  Signatures                                                                     28




                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             (Amounts in thousands, except earnings per share data)




                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                                 2003          2002         2003         2002
                                                 ----          ----         ----         ----
Net sales                                      $ 131,001    $ 125,837    $ 259,985    $ 249,553

Cost of sales                                    124,930      110,953      243,519      222,530
                                               ---------    ---------    ---------    ---------

   Gross profit                                    6,071       14,884       16,466       27,023

Selling, general and administrative expenses      10,940       10,013       22,357       20,311

Research and development expenses                    716          864        1,384        1,650
                                               ---------    ---------    ---------    ---------

   (Loss) income from operations                  (5,585)       4,007       (7,275)       5,062

Interest expense                                  (5,038)      (5,177)     (10,013)     (10,380)

Other income                                       2,005        1,680        2,483        2,008
                                               ---------    ---------    ---------    ---------

   (Loss) income before income taxes              (8,618)         510      (14,805)      (3,310)

(Benefit) provision for income taxes                (431)         127         (740)        (828)
                                               ---------    ---------    ---------    ---------

Net (loss) income                              $  (8,187)   $     383    $ (14,065)   $  (2,482)
                                               =========    =========    =========    =========

(Loss) earnings per common share:
  Basic                                        $    (.39)   $     .02    $    (.67)   $    (.12)
  Diluted                                      $    (.39)   $     .02    $    (.67)   $    (.12)

Average shares outstanding:
  Basic                                           20,913       20,769       20,852       20,748
  Diluted                                         20,913       20,774       20,852       20,748










               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                    (Amounts in thousands, except share data)



                                                                             JUNE 30,   DECEMBER 31,
                                                                              2003          2002
                                                                            ---------   -----------
ASSETS
Current assets
   Cash and cash equivalents                                                $  24,382    $  22,049
   Accounts receivable (net allowance of $3,876 and $3,172, respectively)      97,499       82,588
   Inventories                                                                106,648      109,142
   Deferred income taxes                                                       12,009       12,009
   Prepaid and other current assets                                            21,701       28,781
                                                                            ---------    ---------
      Total current assets                                                    262,239      254,569

Property, plant and equipment, net                                            177,537      186,540
Restricted cash deposits                                                       26,803       26,803
Other assets                                                                   46,710       46,248
Goodwill, net                                                                  18,120       17,839
                                                                            ---------    ---------
      Total assets                                                          $ 531,409    $ 531,999
                                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Short-term debt (including current portion of long-term debt)            $  16,319    $  10,615
   Accounts payable                                                            47,760       49,007
   Other current liabilities                                                   28,434       24,684
                                                                            ---------    ---------
      Total current liabilities                                                92,513       84,306

Deferred income taxes                                                          12,009       12,009
Other long-term liabilities                                                    43,415       42,538
Long-term debt                                                                250,314      249,119
                                                                            ---------    ---------
      Total liabilities                                                       398,251      387,972
                                                                            ---------    ---------

Stockholders' equity
   Common stock (no par, 60,000,000 shares authorized; 27,555,081 issued)          27           27
   Additional paid-in capital                                                 206,217      210,231
   Retained earnings                                                           33,432       47,705
   Treasury stock (at cost: 6,641,639 and 6,764,199 shares, respectively)     (84,820)     (88,963)
   Accumulated other comprehensive loss                                       (21,698)     (24,973)
                                                                            ---------    ---------
      Total stockholders' equity                                              133,158      144,027
                                                                            ---------    ---------

Total liabilities and stockholders' equity                                  $ 531,409    $ 531,999
                                                                            =========    =========



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)



                                                      SIX MONTHS ENDED JUNE 30,
                                                         2003        2002
                                                         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                            $(14,065)   $ (2,482)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation and amortization                      15,780      17,795
   (Increase) decrease in current assets:
      Accounts receivable                               (12,639)    (10,604)
      Inventories                                         3,735      15,076
      Income tax refund                                   7,687           0
      Prepaid and other current assets                      (56)      4,885
   Increase (decrease) in current liabilities:
      Accounts payable                                   (2,964)    (13,745)
      Other current liabilities                           2,941       2,630
   Other, net                                              (236)     (8,531)
                                                       --------    --------

      Net cash provided by operating activities             183       5,024
                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                             (3,636)     (4,696)
   Other                                                     63          79
                                                       --------    --------

      Net cash used for investing activities             (3,573)     (4,617)
                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                              20,427           0
   Payment of debt                                      (14,956)     (1,131)
   Decrease in restricted cash deposits                       0       6,986
   Repurchase of common stock                              (244)          0
   Dividends paid                                          (208)       (207)
   Other, net                                               373         399
                                                       --------    --------

      Net cash provided by financing activities           5,392       6,047
                                                       --------    --------

Effect of exchange rate changes on cash                     331         260

Net (decrease) increase in cash and cash equivalents      2,333       6,714

Cash and cash equivalents at beginning of period         22,049       9,214
                                                       --------    --------

Cash and cash equivalents at end of period             $ 24,382    $ 15,928
                                                       ========    ========


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.       ACCOUNTING POLICIES

         In the opinion of Titan International, Inc. ("Titan" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002.

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

         Stock-based compensation

         At June 30, 2003, the Company has two stock-based compensation plans, which are described in Note 22 to the Company's financial statements on Form 10-K for the fiscal year ended December 31, 2002. The Company applies the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. The Company granted no stock options during the first half of 2003 and no stock-based compensation expense was required to be recorded. The total stock-based compensation expense determined under the fair value method for all existing awards, net of related tax effects, for the first half of 2003 is computed to be an immaterial amount.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

B.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                       June 30,            December 31,
                                         2003                  2002
                                      -----------           -----------
         Raw materials                $    33,110           $    32,927
         Work-in-process                   17,788                18,209
         Finished goods                    52,728                56,218
                                      -----------           -----------
                                          103,626               107,354

         LIFO reserve                       3,022                 1,788
                                      -----------           -----------
                                      $   106,648           $   109,142
                                      ===========           ===========

         The LIFO reserve changed primarily as a result of price fluctuations within the composition of LIFO inventory layers.

C.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, net reflects accumulated depreciation of $235.5 million and $220.7 million at June 30, 2003, and December 31, 2002, respectively.

D.       GOODWILL

         Goodwill, net reflects accumulated amortization of $5.7 million at June 30, 2003, and $5.6 million at December 31, 2002. Goodwill amortization was ceased in January 2002, pursuant to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142. The $0.1 million increase in accumulated amortization is the result of currency exchange fluctuations.

         The carrying amount of goodwill by segment at June 30, 2003 was (i) agricultural of $9.9 million, (ii) earthmoving/construction of $6.4 million, and (iii) consumer of $1.8 million. The increase in net goodwill to $18.1 million at June 30, 2003, from $17.8 million at December 31, 2002, is the result of currency exchange fluctuations.

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

             Warranty liability, January 1, 2003                        $    1,617
                Provision for warranty liabilities for 2003 sales              928
                Warranty payments made in 2003                                (922)
                                                                        ----------
             Warranty liability, June 30, 2003                          $    1,623
                                                                        ==========

F.       INCOME TAXES

         The Company's effective income tax benefit on the net loss for the first half of 2003 was 5%, compared to 25% for the first half of 2002. The Company's income tax benefit differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pretax loss primarily as a result of income tax expense to be paid in foreign jurisdictions and the application of a valuation allowance on the domestic net deferred tax asset balance. As a result of several periods of recurring losses, the Company began reserving its net deferred tax asset position at December 31, 2002, consistent with the Company's accounting policies. The Company continues to monitor its income tax position and will review the necessity of the valuation allowance at the end of each reporting period. To the extent it is determined deferred tax assets will be realized in excess of deferred tax liabilities, some or all of the valuation allowance will be recorded as income.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


G.       LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):

                                                                                June 30,            December 31,
                                                                                  2003                 2002
                                                                              -----------           -----------
         Senior subordinated notes                                            $   136,750           $   136,750
         Term loan                                                                 94,050                96,525
         Revolving loan agreement                                                       0                     0
         Industrial revenue bonds and other (a)                                    35,833                26,459
                                                                              -----------           -----------
                                                                                  266,633               259,734

         Less:  Amounts due within one year                                        16,319                10,615
                                                                              -----------           -----------

                                                                              $   250,314           $   249,119
                                                                              ===========           ===========

         (a) The increase in other debt resulted primarily from an increase in debt of $7.1 million at the Company's Italian subsidiary for working capital requirements.

         Aggregate maturities of long-term debt at June 30, 2003, were as follows (in thousands):

         July 1 - December 31, 2003             $    11,895
         2004                                        11,379
         2005                                        14,645
         2006                                        71,569
         2007                                       138,915
         Thereafter                                  18,230
                                                -----------
                                                $   266,633
                                                ===========

H.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive loss, which included net loss of $(8.2) million and the effect of foreign currency translation adjustments of $3.3 million, totaled $(4.9) million for the second quarter of 2003, compared to comprehensive income of $5.2 million in the second quarter of 2002. Comprehensive loss for the six months ended June 30, 2003 was $(10.8) million, including net loss of $(14.1) million and the effect of foreign currency translations of $3.3 million, compared to comprehensive income of $1.3 million in 2002.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


I.       SEGMENT INFORMATION

         The table below presents information about certain revenues and income from operations for the three and six months ended June 30, 2003 and 2002 used by the chief operating decision maker of the Company (in thousands):

                                                       Revenues                         Income (loss)
                       Three months ended            from external     Intersegment         from
                         June 30, 2003                 customers       revenues (a)       operations
                         -------------               -------------     -------------     ------------
                 Agricultural                          $   75,847        $   15,473       $      191

                 Earthmoving/construction                  45,138             8,620            1,103

                 Consumer                                  10,016             1,527             (279)

                 Reconciling items (b)                          0                 0           (6,600)
                                                       ----------        ----------       ----------

                 Consolidated totals                   $  131,001        $   25,620       $   (5,585)
                                                       ==========        ==========       ==========

                         Three months ended
                           June 30, 2002
                           -------------
                 Agricultural                          $   75,257        $   39,109       $    7,049

                 Earthmoving/construction                  39,482            15,415            2,866

                 Consumer                                  11,098             7,166              590

                 Reconciling items (b)                          0                 0           (6,498)
                                                       ----------        ----------       ----------

                 Consolidated totals                   $  125,837        $   61,690       $    4,007
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

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



I.       SEGMENT INFORMATION (CONTINUED)


                                                       Revenues                         Income (loss)
                         Six months ended            from external     Intersegment         from
                           June 30, 2003               customers       revenues (a)       operations
                           -------------             -------------     -------------     ------------
                 Agricultural                          $  153,949        $   40,419       $    3,578

                 Earthmoving/construction                  86,182            19,815            2,650

                 Consumer                                  19,854             4,281              (71)

                 Reconciling items (b)                          0                 0          (13,432)
                                                       ----------        ----------       ----------

                 Consolidated totals                   $  259,985        $   64,515       $   (7,275)
                                                       ==========        ==========       ==========

                          Six months ended
                           June 30, 2002
                           -------------
                 Agricultural                          $  150,502        $   82,134       $   12,154

                 Earthmoving/construction                  76,416            29,974            4,752

                 Consumer                                  22,635            13,553            1,071

                 Reconciling items (b)                          0                 0          (12,915)
                                                       ----------        ----------       ----------

                 Consolidated totals                   $  249,553        $  125,661       $    5,062
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

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



I.       SEGMENT INFORMATION (CONTINUED)


                                        June 30,       December 31,
           Total assets                   2003            2002
           ------------                ----------      -----------
Agricultural                           $  253,420       $  258,704

Earthmoving/construction                  154,957          138,811

Consumer                                   29,704           37,199

Reconciling items (c)                      93,328           97,285
                                       ----------       ----------

Consolidated totals                    $  531,409       $  531,999
                                       ==========       ==========

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

         At June 30, 2003, future minimum commitments under noncancellable operating leases with initial or remaining terms of one year were as follows (in thousands):

              July 1 - December 31, 2003              $     2,039
              2004                                          2,863
              2005                                          1,039
              2006                                            791
              2007                                            647
              Thereafter                                      147
                                                      -----------

                                                      $     7,526
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

         Financial Accounting Standards Board Interpretation Number 45

         In November 2002, Financial Accounting Standards Board Interpretation
         (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued. FIN No. 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN No. 45 is effective for guarantees issued or modified starting January 1, 2003. The additional disclosures required by FIN No. 45 are required for periods ending December 31, 2002, and after. The Company has provided additional disclosure with respect to warranties in accordance with FIN No. 45. The adoption of this interpretation did not have a material effect on the Company's financial position, cash flows or results of operations.

         Financial Accounting Standards Board Interpretation Number 46

         In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities," was issued. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities of the variable interest entity or is entitled to receive a majority of the entity's residual returns. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. For older entities, the requirements apply in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 1, 2003. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows, and results of operations.

                            TITAN INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



K.       NEW ACCOUNTING STANDARDS (CONTINUED)

         Statement of Financial Accounting Standards Number 149

         In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued. This statement amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of this statement to have a material effect on its financial position, cash flows or results of operations.

         Statement of Financial Accounting Standards Number 150

         In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires financial instruments that are within its scope to be classified as a liability. Many of these instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company did not enter into or modify any of these financial instruments in June of 2003 and does not expect the adoption of this statement to have a material effect on its financial position, cash flows or results of operations.

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

Product Costing

Inventories are valued at the lower of cost or market. For operations in the United States, cost is determined using the last-in, first-out (LIFO) method for approximately 36% of inventories and the first-in, first-out (FIFO) method for the remainder of inventories. Inventory of foreign subsidiaries is valued using the FIFO method. Market is estimated based on current selling prices. Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price, based on historical experience. Should this experience change, adjustments to the estimated provisions would be necessary.

Impairment of Fixed Assets

The Company reviews fixed assets to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. Impairment losses are measured as the excess of the carrying value of the asset over the discounted expected future cash flows, or the fair value of the asset. Significant assumptions relating to future operations must be made when estimating future cash flows. Should unforeseen events occur or should operating trends change significantly, impairment losses could occur. Regarding the Brownsville location's fixed assets, management at this time believes the fair value exceeds carrying value and no impairment exists.

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

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended June 30, 2003, were $131.0 million, compared to 2002 second quarter net sales of $125.8 million. Net sales for the six months ended June 30, 2003 were $260.0 million, compared to 2002 net sales of $249.6 million. The increase in net sales was attributed to the Company's foreign subsidiaries, which recorded an increase in net sales of $5.7 million and $13.5 million for the quarter and six months ended June 30, 2003, respectively. The majority of the increase in sales at the foreign subsidiaries was due to a favorable currency translation rate.

Cost of Sales and Gross Profit

Cost of sales were $124.9 and $243.5 million for the second quarter and for the six months ended June 30, 2003, as compared to $111.0 and $222.5 million in 2002. Gross profit for the second quarter of 2003 was $6.1 million or 4.6% of net sales, compared to $14.9 million or 11.8% of net sales for the second quarter of 2002. Gross profit for the six months ended June 30, 2003, was $16.5 million or 6.3% of net sales, compared to $27.0 million or 10.8% of net sales for 2002. Gross profit, as a percentage of net sales, was negatively impacted by increases in raw material prices, increased employee benefits, and insurance costs. These increases totaled approximately $4.8 and $9.1 million for the second quarter and six months ended June 30, 2003.

The Company's profit margins were also negatively affected by the idling of manufacturing at the Brownsville, Texas facility that occurred during the second quarter of 2003. Second quarter costs associated with the idling of the Brownsville manufacturing totaled approximately $3.4 million. The Brownsville location will continue as a distribution and warehouse center for the Company, however production will be suspended until market demand necessitates. Depreciation on the fixed assets at this facility, along with minimal operating costs, will continue to be incurred. The manufacturing of tires for all of the Company's segments will be consolidated at the Des Moines, Iowa facility. The Company is maintaining adequate capacity to meet current and future demands.

Additionally, the Company's profit margins continue to be affected by the excess capacity at the idle Natchez, Mississippi facility. Depreciation on the fixed assets at this facility and minimal operating costs continue to be incurred. A recent third party appraisal indicates the fair value of the fixed assets of this facility is in excess of the carrying value of $18.5 million.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (CONTINUED)

Administrative Expenses

Selling, general and administrative (SG&A) and research and development (R&D) expenses for the second quarter of 2003 were $11.7 million or 8.9% of net sales, compared to $10.9 million or 8.6% of net sales for 2002. SG&A and R&D expenses for the six months ended June 30, 2003 were $23.7 million or 9.1% of net sales, compared to $22.0 million or 8.8% of net sales in 2002. The Company continues to incur increased costs for employee benefits, insurances and other professional fees. The increases in these areas totaled approximately $0.4 and $1.5 million for the quarter and six months ended June 30, 2003.

Operating Results and Other

Loss from operations for the second quarter of 2003 was $(5.6) million or (4.3)% of net sales, compared to income from operations of $4.0 million or 3.2% in 2002. Loss from operations for the six months ended June 30, 2003 was $(7.3) million or (2.8)% of net sales, compared to income of $5.1 million or 2.0% for 2002. Operating results were primarily impacted by increased costs as previously discussed in the "Cost of Sales and Gross Profit" and "Administrative Expenses" sections.

Net interest expense was $5.0 million and $10.0 million for the second quarter and for the six months ended June 30, 2003, respectively, compared to $5.2 million and $10.4 million in 2002. The decreased interest expense in 2003 was primarily due to an average interest rate that was approximately one-half percent lower as compared to the first half of 2002.

The Company's effective income tax benefit on the net loss for the first six months of 2003 was 5%, compared to 25% for the first six months of 2002. The Company's income tax benefit differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pretax loss primarily as a result of income tax expense to be paid in foreign jurisdictions and the application of a valuation allowance on the domestic net deferred tax asset balance. As a result of several periods of recurring losses, the Company began reserving its net deferred tax asset position at December 31, 2002, consistent with the Company's accounting policies. The Company continues to monitor its income tax position and will review the necessity of the valuation allowance at the end of each reporting period. To the extent it is determined deferred tax assets will be realized in excess of deferred tax liabilities, some or all of the valuation allowance will be recorded as income.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Net Income (Loss)

Net loss for the second quarter and for the six months ended June 30, 2003, was $(8.2) and $(14.1) million, respectively, compared to income (loss) of $0.4 and $(2.5) million in 2002. Basic and diluted loss per share were $(.39) and $(.67) for the second quarter and for the six months ended June 30, 2003, compared to earnings (loss) per share of $.02 and $(.12) in 2002. Net loss and loss per share increased primarily due to increased raw material prices, employee benefits, professional fees, and insurance costs as previously discussed.

Agricultural Segment Results

Net sales in the agricultural market were $75.8 and $153.9 million for the second quarter and the six months ended June 30, 2003, as compared to $75.3 and $150.5 million in 2002. Income from operations in the agricultural market was $0.2 and $3.6 million for the second quarter and the six months ended June 30, 2003, as compared to $7.0 and $12.2 million in 2002. The decrease in income from operations in the agricultural market was primarily attributed to increased raw material prices, employee benefits, professional fees, and insurance costs as previously discussed, as well as the costs associated with the idling of manufacturing at the Brownsville facility.

Earthmoving/Construction Segment Results

The Company's earthmoving/construction market net sales were $45.1 and $86.2 million for the second quarter and the six months ended June 30, 2003, as compared to $39.5 and $76.4 million for 2002. Currency exchange translations accounted for a large part of this sales increase, while sales to new customers also contributed to a lesser extent. Income from operations in the earthmoving/ construction market was $1.1 and $2.7 million for the second quarter and the six months ended June 30, 2003, versus $2.9 and $4.8 million in 2002. The decrease in income from operations in the earthmoving/construction market was primarily due to previously discussed increased raw material prices, employee benefits, professional fees, insurance costs, and costs associated with the idling of manufacturing at the Brownsville facility.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Consumer Segment Results

Consumer market net sales were $10.0 and $19.9 million for the second quarter of 2003 and the six months ended June 30, 2003, as compared to $11.1 and $22.6 million for 2002. Consumer market sales decreased primarily as a result of lower sales to boat trailer manufacturers. Consumer market loss from operations was $(0.3) and $(0.1) million for the second quarter of 2003 and the six months ended June 30, 2003, as compared to income from operations of $0.6 and $1.1 million for 2002. The decrease in income from operations in the consumer market was primarily attributed to the lower sales levels, the idling of manufacturing at the Brownsville facility, and increased raw material prices and costs for employee benefits, professional fees, and insurance as previously discussed.

Corporate Expenses

Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $6.6 and $13.4 million for the second quarter and the six months ended June 30, 2003, respectively, as compared to $6.5 and $12.9 million for comparable periods in 2002.

Foreign Subsidiaries Sales

Net sales at foreign subsidiaries were $37.0 and $72.7 million for the second quarter and six months ended June 30, 2003 as compared to $31.2 and $59.2 million in 2002. The sales increase at foreign subsidiaries was primarily due to a favorable currency translation of approximately $6.3 million in the second quarter and $12.1 million for the six months ended June 30, 2003. To a lesser extent, the foreign subsidiaries have been successful in obtaining sales to new customers.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

As of June 30, 2003, the Company had $24.4 million of unrestricted cash deposited within various bank accounts. The unrestricted cash balance increased by $2.3 million from December 31, 2002, due to the cash flow items discussed in the following paragraphs.

In the first half of 2003, positive cash flows from operating activities of $0.2 million resulted primarily from depreciation and amortization of $15.8 million, an income tax refund of $7.7 million and an inventory decrease of $3.7 million. These items were offset by the net loss of $14.1 million and an increase in accounts receivable of $12.6 million. The increase in receivables is primarily due to a seasonal increase in sales volume in the first half of 2003 when compared to the fourth quarter of 2002. In comparison, in the first half of 2002, positive cash flows from operating activities of $5.0 million resulted primarily from inventory decreases of $15.1 million and depreciation and amortization of $17.8 million, offset partially by accounts receivable increases of $10.6 million and accounts payable decreases of $13.7 million. The decrease in inventory occurred primarily in the first quarter and was the result of concerted efforts to reduce inventory levels.

The Company invested $3.6 million in capital expenditures in the first half of 2003, as compared to $4.7 million in the first half of 2002. The expenditures represent various equipment purchases and building improvements to enhance production capabilities. The Company estimates that its total capital expenditures for 2003 could range between $8 million and $15 million.

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

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company is in compliance with these covenants and restrictions as of June 30, 2003. The Company's adjusted minimum tangible net worth is required to be equal to or greater than $150 million and the Company computed it to be $162.4 million at June 30, 2003. The value of the equipment, accounts receivable and inventory are required to be equal to or greater than 3.00 times the outstanding principal balance of the term loan and was calculated to be 4.27 times this balance at June 30, 2003. The value of the accounts receivable and inventory must be equal to or greater than $100 million and was computed to be $204.1 million at June 30, 2003.

Other Issues

The Company's business is subject to seasonal sales variations that affect inventory levels and accounts receivable balances.

There have been no significant changes in interest rates, debt borrowings, or related covenants during the first six months of 2003.

The Company had restricted cash of $26.8 million at June 30, 2003. Restricted cash of $15.0 million was collateral on the revolving loan agreement, under which the Company had no borrowings outstanding at June 30, 2003. The remaining $11.8 million was collateral on outstanding letters of credit for an industrial revenue bond of $9.6 million and another letter of credit for $2.2 million.

Liquidity Outlook

At June 30, 2003, the Company had unrestricted cash and cash equivalents of $24.4 million and no amount was drawn on the $20 million revolving loan agreement.

Increased raw material prices, employee benefits, professional fees, and insurance costs are negatively impacting the profitability and the financial ratios of the Company. Economic uncertainty makes it difficult to determine precisely when the Company will realize significant sales increases, aside from those attributed to favorable currency translation, to enhance Titan's gross profit margin. Because of changes in the equity markets, interest rates and actuarial fluctuations, the Company may be required to additionally fund the Company's pension plans in amounts estimated to be approximately $5 million during the remainder of year 2003. The Company has scheduled debt principal payments due amounting to $11.9 million for the remainder of year 2003 and $16.3 million in the next twelve months.

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

Litigation

In the matter of Vehicular Technologies v Titan Wheel, a case arising from issues in 1992, prior to Titan's 1993 purchase of Dyneer Corporation, regarding alleged patent infringement and other claims, Titan prevailed twice in Federal Appellate Court regarding this case and was awarded a patent. The case was refiled in State Court in California. Although Titan was successful in Federal Appellate Court and a patent was awarded, these facts were disallowed by the State Court. A judgment against Titan Wheel of approximately $16 million was awarded. Post-trial briefs have been filed for a new trial based on judicial error in the State Court. If a new trial is not granted, Titan will appeal this award. Given the uncertainties of litigation, the Company is unable to predict the outcome of this case. However, the Company has prevailed in prior litigation in Federal Appellate Court concerning this case and management believes the Company will ultimately prevail.

RECENT DEVELOPMENTS

On July 25, 2003, the Company amended its term loan with General Electric Capital Corporation and its revolving loan agreement with LaSalle Bank National Association. Major revisions contained in the amendments include changes for increased flexibility regarding certain financial covenants, changes regarding prepayments, and the release of liens on certain assets. As part of these two amendments, the termination date was changed to January 14, 2005 from December 21, 2006. For further information, see the Company's Form 8-K filed on July 29, 2003.

On July 25, 2003, the Company sold its interest in Polymer Enterprises, Inc. for $4.6 million, with cash proceeds being applied to the term loan agreement. This sale resulted in a loss on investment of approximately $2.7 million that will be reflected in Titan's financial statements for the third quarter of 2003. Polymer is a privately held company in Greensburg, Pennsylvania, which manufactures specialty tires and various rubber-related products for industrial applications.

MARKET RISK SENSITIVE INSTRUMENTS

The Company's risks related to exchange rates, commodity prices and interest rates are consistent with those for 2002. For more information, see the "Market Risk Sensitive Instruments" discussion in the Company's Form 10-K for the fiscal year ended December 31, 2002.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OUTLOOK

Determining precisely when the Company will realize significant sales increases, aside from those attributed to favorable currency translation, is difficult due to economic uncertainty. To address this issue, the Company is consolidating all the manufacturing of tires into its principal tire facility located in Des Moines, Iowa. The Brownsville, Texas location will continue as a distribution and warehouse center for Titan. However, tire production at this facility will be suspended until market demand necessitates. If current global market conditions and higher operating costs persist, these issues will continue to have a negative impact on the Company's margins. To combat these obstacles, the Company continues to seek opportunities to lower costs and to pursue new channels for increasing sales. The Company is working with equipment dealers to offer Titan wheels and tires directly through their dealerships. Also, Titan is cultivating relationships with many smaller companies that can benefit from the Company's engineering expertise and commitment to the off-highway sector. Titan is attempting to institute price increases to help offset higher operating costs for raw materials, employee benefits, professional fees, and insurance. These planned price increases and further efficiencies should result in improved margins for our products. These measures, along with consolidating the Company's tire manufacturing will help Titan withstand the economic pressure expected to persist throughout 2003 in the Company's three market segments: agricultural, earthmoving/construction, and consumer.

Agricultural Segment

Agricultural market sales are expected to remain stable for the rest of 2003. Several positive factors should support the agricultural segment for the last half of 2003, including improving cash flow for farmers, firm commodity prices, and better soil moisture conditions. Many variables, including weather, export markets, and future government policies and payments can greatly influence the overall health of the agricultural economy.

Earthmoving/Construction Segment

The factors affecting the earthmoving/construction segment have been mixed. Housing construction has remained resilient through the economic downturn. However, capital investment at private companies is still depressed. Governmental entities continue to curtail construction spending as they work to balance their budgets. Sales of earthmoving/construction machinery have increased modestly in the first half of 2003. However, the sales increase has recently slowed. Therefore, the Company believes that sales in the earthmoving/construction segment may remain stable or be up only slightly for the rest of 2003.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OUTLOOK (CONTINUED)

Consumer Segment

Sales in the consumer market are expected to be stable to lower for the remainder of 2003. The all-terrain vehicle (ATV) tire aftermarket is expected to continue to offer future growth opportunities. Many items affect the consumer market including weather, competitive pricing, energy prices, and consumer attitude, which has experienced a slight improvement.

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

Financial Accounting Standards Board Interpretation Number 45

In November 2002, Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued. FIN No. 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN No. 45 is effective for guarantees issued or modified starting January 1, 2003. The additional disclosures required by FIN No. 45 are required for periods ending December 31, 2002, and after. The Company has provided additional disclosure with respect to warranties in accordance with FIN No. 45. The adoption of this interpretation did not have a material effect on the Company's financial position, cash flows or results of operations.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NEW ACCOUNTING STANDARDS (CONTINUED)

Financial Accounting Standards Board Interpretation Number 46

In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities," was issued. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities of the variable interest entity or is entitled to receive a majority of the entity's residual returns. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. For older entities, the requirements apply in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 1, 2003. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows, and results of operations.

Statement of Financial Accounting Standards Number 149

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued. This statement amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of this statement to have a material effect on its financial position, cash flows or results of operations.

Statement of Financial Accounting Standards Number 150

In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires financial instruments that are within its scope to be classified as a liability. Many of these instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company did not enter into or modify any of these financial instruments in June of 2003 and does not expect the adoption of this statement to have a material effect on its financial position, cash flows or results of operations.

                            TITAN INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



PENSIONS

The Company has three defined benefit pension plans. These plans are described in Note 21 of the Company's Notes to Consolidated Financial Statements in the 2002 Form 10-K. The Company's recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. Because of changes in the equity markets, interest rates and actuarial fluctuations, the Company may be required to additionally fund these pension plans in amounts estimated to be approximately $5 million during the remainder of year 2003. As interest rates have further declined during the first half of 2003, the present value of the benefit obligation may increase and may result in additional minimum pension liability at year-end.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of the end of the period covered by this Form 10-Q. There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the second quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                            TITAN INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION

ITEMS 1 THROUGH 3 ARE NOT APPLICABLE.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its Annual Meeting of Stockholders on May 15, 2003, for the purposes of electing two directors to serve for three-year terms and approving the appointment of independent auditors.

                  All the nominees for directors as listed in the proxy statement were elected with the following vote:

                                                      Shares            Shares
                                                     Voted For         Withheld
                                                     ---------         --------
                  Erwin H. Billig                    19,395,764         760,987

                  Anthony L. Soave                   19,845,535         311,216

                  The appointment of PricewaterhouseCoopers LLP as independent auditors was approved by the following vote:

                    Shares                  Shares              Shares
                  Voted For                 Against           Abstaining
                  ---------                 -------           ----------
                  19,669,774                476,885              10,092

ITEM 5 IS NOT APPLICABLE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                  31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  (b)      Reports on Form 8-K

                  In a Current Report filed on Form 8-K dated June 2, 2003, the Company reported the dismissal of a shareholder derivative lawsuit.

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


DATE:   July 30, 2003         BY:    /s/ Maurice M. Taylor Jr.
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
                                           Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit                 Description
-------                 -----------
 31.1          Certification of the Principal Executive Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

31.2           Certification of the Principal Financial Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

 32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002