Form 10-Q
period 2003-09-30
TITAN INTERNATIONAL INC
filed 2003-10-31
CIK 899751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: September 30, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-12936

TITAN INTERNATIONAL, INC.

(Exact name of Registrant as specified in its Charter)

Illinois (State of Incorporation)	36-3228472 (I.R.S. Employer Identification No.)

2701 Spruce Street, Quincy, IL 62301
(Address of principal executive offices, including Zip Code)

(217) 228-6011
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	October 30, 2003

Common stock, no par value per share	21,139,815

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit Index
Certificate of Principal Executive Officer
Certificate of Principal Financial Officer
Section 906 Certification of CEO/CFO

TITAN INTERNATIONAL, INC.

Page Number

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2002	1
Consolidated Condensed Balance Sheets as of September 30, 2003, and December 31, 2002	2
Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	3
Notes to Consolidated Condensed Financial Statements	4-13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	29
Signatures	30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Net sales	$111,218	$104,660	$371,203	$354,213
Cost of sales	105,921	101,634	349,440	324,164

Gross profit	5,297	3,026	21,763	30,049
Selling, general & administrative expenses	9,751	10,047	32,108	30,358
Research and development expenses	638	790	2,022	2,440

Loss from operations	(5,092)	(7,811)	(12,367)	(2,749)
Interest expense	(5,088)	(5,211)	(15,101)	(15,591)
Loss on investment	(2,707)	(9,594)	(2,707)	(9,594)
Other income	245	744	2,728	2,752

Loss before income taxes	(12,642)	(21,872)	(27,447)	(25,182)
Provision (benefit) for income taxes	740	(4,208)	0	(5,036)

Net loss	$(13,382)	$(17,664)	$(27,447)	$(20,146)

Loss per common share:
Basic	$(.64)	$(.85)	$(1.31)	$(.97)
Diluted	$(.64)	$(.85)	$(1.31)	$(.97)
Average common shares outstanding:
Basic	21,060	20,816	20,922	20,771
Diluted	21,060	20,816	20,922	20,771

The accompanying notes are an integral part of the
consolidated condensed financial statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	September 30,	December 31,
	2003	2002

Assets
Current assets
Cash and cash equivalents	$11,557	$22,049
Accounts receivable (net allowance of $5,838 and $3,172, respectively)	83,579	82,588
Inventories	103,085	109,142
Deferred income taxes	12,009	12,009
Prepaid and other current assets	21,535	28,781

Total current assets	231,765	254,569
Property, plant and equipment, net	176,149	186,540
Restricted cash deposits	51,303	26,803
Other assets	39,101	46,248
Goodwill, net	18,214	17,839

Total assets	$516,532	$531,999

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt (including current portion of long-term debt)	$15,155	$10,615
Accounts payable	47,813	49,007
Other current liabilities	29,850	24,684

Total current liabilities	92,818	84,306
Deferred income taxes	12,009	12,009
Other long-term liabilities	39,919	42,538
Long-term debt	251,185	249,119

Total liabilities	395,931	387,972

Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized; 27,555,081 issued)	27	27
Additional paid-in capital	204,534	210,231
Retained earnings	19,945	47,705
Treasury stock (at cost: 6,495,266 and 6,764,199 shares, respectively)	(82,956)	(88,963)
Accumulated other comprehensive loss	(20,949)	(24,973)

Total stockholders’ equity	120,601	144,027

Total liabilities and stockholders’ equity	$516,532	$531,999

The accompanying notes are an integral part of the
consolidated condensed financial statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine months ended September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(27,447)	$(20,146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,604	25,100
Loss on investment	2,707	3,669
(Increase) decrease in current assets:
Accounts receivable	1,566	2,873
Inventories	7,569	7,121
Income tax refund	7,687	16,284
Prepaid and other current assets	207	(3,907)
Increase (decrease) in current liabilities:
Accounts payable	(3,195)	(10,728)
Other current liabilities	4,293	5,621
Other, net	(3,619)	575

Net cash provided by operating activities	13,372	26,462

Cash flows from investing activities:
Capital expenditures, net	(9,130)	(7,701)
Proceeds from sale of investments	4,636	0
Other	147	533

Net cash used for investing activities	(4,347)	(7,168)

Cash flows from financing activities:
Proceeds from borrowings	27,901	1,015
Payment of debt	(23,126)	(2,158)
Restricted cash withdrawal for loss on investment	0	5,925
(Increase) decrease in restricted cash deposits	(24,500)	1,327
Repurchase of common stock	(244)	0
Dividends paid	(313)	(312)
Other, net	354	588

Net cash (used for) provided by financing activities	(19,928)	6,385

Effect of exchange rate changes on cash	411	334
Net (decrease) increase in cash and cash equivalents	(10,492)	26,013
Cash and cash equivalents at beginning of period	22,049	9,214

Cash and cash equivalents at end of period	$11,557	$35,227

The accompanying notes are an integral part of the
consolidated condensed financial statements.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

A.	Accounting Policies

In the opinion of Titan International, Inc. (“Titan” or the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002.

Accounting policies have continued without change and are described in the Summary of Significant Accounting Policies contained in the Company’s 2002 Annual Report on Form 10-K. These interim financial statements have been prepared pursuant to the Securities and Exchange Commission’s rules for Form 10-Q’s and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K. Details in those notes have not changed significantly, except as a result of normal interim transactions and certain matters discussed hereafter.

Stock-based compensation

At September 30, 2003, the Company had two stock-based compensation plans, which are described in Note 22 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2002. The Company applies the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. The Company granted no stock options during the first nine months of 2003 and no stock-based compensation expense was required to be recorded. The total stock-based compensation expense determined under the fair value method for all existing awards, net of related tax effects, for the first nine months of 2002 and 2003 is computed to be an immaterial amount.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

B.	Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials	$33,521	$32,927
Work-in-process	17,796	18,209
Finished goods	48,636	56,218

	99,953	107,354
LIFO reserve	3,132	1,788

	$103,085	$109,142

The LIFO reserve changed primarily as a result of price fluctuations within the composition of LIFO inventory layers. Included in the above inventory balances at September 30, 2003 and December 31, 2002, the Company had reserves for slow-moving and obsolete inventory of $5.9 million and $6.2 million, respectively.

C.	Property, Plant and Equipment

Property, plant and equipment, net reflects accumulated depreciation of $242.9 million and $220.7 million at September 30, 2003, and December 31, 2002, respectively.

D.	Restricted Cash Deposits

The Company had restricted cash of $51.3 million at September 30, 2003. Restricted cash of $24.5 million is on deposit for a court appeal of the Vehicular Technologies v Titan Wheel case as described in the Company’s Form 8-K filed on October 1, 2003. Additionally, restricted cash of $15.0 million is collateral on a revolving loan agreement. The remaining $11.8 million is collateral on outstanding letters of credit for an industrial revenue bond of $9.6 million and another letter of credit for $2.2 million.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

E.	Goodwill

Goodwill, net reflects accumulated amortization of $5.7 million at September 30, 2003, and $5.6 million at December 31, 2002. Goodwill amortization was ceased in January 2002, pursuant to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142. The $0.1 million increase in accumulated amortization is the result of currency exchange fluctuations.

The carrying amount of goodwill by segment at September 30, 2003, was (i) agricultural of $10.0 million, (ii) earthmoving/construction of $6.5 million, and (iii) consumer of $1.7 million. The increase in net goodwill to $18.2 million at September 30, 2003, from $17.8 million at December 31, 2002, is the result of currency exchange fluctuations.

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.

F.	Warranty Costs

The Company provides limited warranties on workmanship on its products in all market segments. The Company’s products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. Warranty accruals are included as a component of other current liabilities on the Consolidated Condensed Balance Sheets. Changes in the warranty liability consisted of the following (in thousands):

Warranty liability, January 1, 2003	$1,617
Provision for warranty liabilities for 2003 sales	1,599
Warranty payments made in 2003	(1,701)

Warranty liability, September 30, 2003	$1,515

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

G.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002

Senior subordinated notes	$136,750	$136,750
Term loan	86,625	96,525
Revolving loan agreement	0	0
Industrial revenue bonds and other (a)	42,965	26,459

	266,340	259,734
Less: Amounts due within one year	15,155	10,615

	$251,185	$249,119

(a)	The increase in other debt resulted primarily from an increase in debt of $16.6 million at the Company’s foreign subsidiaries for working capital requirements.

On July 25, 2003, the Company amended its term loan with General Electric Capital Corporation and its revolving loan agreement with LaSalle Bank National Association. Major revisions contained in the amendments include changes for increased flexibility regarding certain financial covenants, changes regarding prepayments, and the release of liens on certain assets. As part of these two amendments, the termination date was changed to January 14, 2005 from December 21, 2006. Copies of the amendments were included with the Company’s Form 8-K filed on July 29, 2003.

Aggregate maturities of long-term debt at September 30, 2003, were as follows (in thousands):

October 1 – December 31, 2003	$12,222
2004	8,043
2005	84,537
2006	2,885
2007	139,552
Thereafter	19,101

$266,340

The 2003 maturities of $12.2 million include $10.6 million of debt at foreign subsidiaries. The Company expects these borrowings to be renewed in the fourth quarter of 2003 for a period of up to one year.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

H.	Comprehensive Income (Loss)

Comprehensive loss, which included net loss of $(13.4) million and the effect of foreign currency translation adjustments of $0.8 million, totaled $(12.6) million for the third quarter of 2003, compared to $(17.3) million in the third quarter of 2002. Comprehensive loss for the nine months ended September 30, 2003, was $(23.4) million, including net loss of $(27.4) million and the effect of foreign currency translations of $4.0 million, compared to $(15.9) million in 2002.

I.	Loss on Investment

On July 25, 2003, the Company sold its interest in Polymer Enterprises, Inc. for $4.6 million, with cash proceeds being applied to the Company’s term loan. This sale resulted in a loss on the sale of the investment of $2.7 million. Polymer is a privately held company in Greensburg, Pennsylvania, which manufactures specialty tires and various rubber-related products for industrial applications.

J.	Income Taxes

The Company’s effective income tax benefit on the net loss for the first nine months of 2003 was 0%, compared to 20% for the first nine months of 2002. The Company’s income tax benefit differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pretax loss primarily as a result of income tax expense to be paid in foreign jurisdictions and the application of a valuation allowance on the domestic net deferred tax asset balance. As a result of several periods of recurring losses, the Company began reserving its net deferred tax asset position at December 31, 2002, consistent with the Company’s accounting policies. The Company continues to monitor its income tax position and will review the necessity of the valuation allowance at the end of each reporting period. To the extent it is determined that deferred tax assets will be realized in excess of deferred tax liabilities, some or all of the valuation allowance will be reversed, increasing income tax benefit in the statement of operations. The Company is currently assessing the necessary amount to be recorded as the valuation and does not know when, or if, any valuation will be reversed.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

K.	Segment Information

The table below presents information about certain revenues and income from operations for the three and nine months ended September 30, 2003 and 2002, used by the chief operating decision maker of the Company (in thousands):

	Revenues		Income (loss)
	from external	Intersegment	from
Three months ended September 30, 2003	customers	revenues(a)	operations

Agricultural	$62,921	$12,683	$126
Earthmoving/construction	40,776	7,258	656
Consumer	7,521	986	(181)
Reconciling items (b)	0	0	(5,693)

Consolidated totals	$111,218	$20,927	$(5,092)

Three months ended September 30, 2002

Agricultural	$61,523	$36,637	$(879)
Earthmoving/construction	33,888	13,646	98
Consumer	9,249	5,679	(516)
Reconciling items (b)	0	0	(6,514)

Consolidated totals	$104,660	$55,962	$(7,811)

(a)	Intersegment revenues have declined due to the closure of certain Company distribution facilities in 2002.

(b)	Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment carried at the corporate level.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

K.	Segment Information (continued)

	Revenues		Income (loss)
	from external	Intersegment	from
Nine months ended September 30, 2003	customers	revenues(a)	operations

Agricultural	$216,870	$53,102	$3,704
Earthmoving/construction	126,958	27,073	3,306
Consumer	27,375	5,267	(252)
Reconciling items (b)	0	0	(19,125)

Consolidated totals	$371,203	$85,442	$(12,367)

Nine months ended September 30, 2002

Agricultural	$212,025	$118,771	$11,275
Earthmoving/construction	110,304	43,620	4,850
Consumer	31,884	19,232	555
Reconciling items (b)	0	0	(19,429)

Consolidated totals	$354,213	$181,623	$(2,749)

(a)	Intersegment revenues have declined due to the closure of certain Company distribution facilities in 2002.

(b)	Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment carried at the corporate level.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

K.	Segment Information (continued)

	September 30,	December 31,
Total assets	2003	2002

Agricultural	$238,661	$258,704
Earthmoving/construction	156,063	138,811
Consumer	26,268	37,199
Reconciling items (c)	95,540	97,285

Consolidated totals	$516,532	$531,999

(c)	Represents property, plant and equipment and goodwill related to certain acquisitions and other corporate assets.

L.	Lease Commitments

The Company leases certain buildings and equipment under operating leases, including a lease for the building in Brownsville, Texas. Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At September 30, 2003, future minimum commitments under noncancellable operating leases with initial or remaining terms of one year were as follows (in thousands):

October 1 – December 31, 2003	$946
2004	2,754
2005	956
2006	790
2007	647
Thereafter	147

$6,240

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

M.	New Accounting Standards

Statement of Financial Accounting Standards Number 146

In June 2002, Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Exit or Disposal Costs,” was issued. This statement requires companies to recognize certain liabilities and costs associated with exit or disposal activities when incurred rather than when management commits to an exit plan. Adoption of this standard is required for any exit or disposal activities initiated subsequent to December 31, 2002. SFAS No. 146 was adopted in the first quarter of 2003 with no material effect on the Company’s financial position, cash flows or results of operations.

Financial Accounting Standards Board Interpretation Number 45

In November 2002, Financial Accounting Standards Board Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued. FIN No. 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations undertaken in issuing the guarantee and also to include more detailed disclosures with respect to guarantees. FIN No. 45 is effective for guarantees issued or modified starting January 1, 2003. The additional disclosures required by FIN No. 45 are required for periods ending December 31, 2002, and after. The Company has provided additional disclosure with respect to warranties in accordance with FIN No. 45. The adoption of this interpretation did not have a material effect on the Company’s financial position, cash flows or results of operations.

Financial Accounting Standards Board Interpretation Number 46

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities,” was issued. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities of the variable interest entity or is entitled to receive a majority of the entity’s residual returns. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. For older entities, the requirements apply in the first fiscal year or interim period beginning after December 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 1, 2003. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows or results of operations.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

M.	New Accounting Standards (continued)

Statement of Financial Accounting Standards Number 149

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued. This statement amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 had no material effect on the Company’s financial position, cash flows or results of operations.

Statement of Financial Accounting Standards Number 150

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires financial instruments that are within its scope to be classified as a liability. Many of these instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No 150 had no material effect on the Company’s financial position, cash flows or results of operations.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Preparation of financial statements and related disclosures in compliance with generally accepted accounting principles requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The Company’s application of these policies involves judgments regarding many factors, which, in and of themselves, could materially impact the financial statements and disclosures. A future change in the assumptions or judgments applied in determining the following matters, among others, could have a material impact on future financial results.

Revenue Recognition

The Company records sales revenue and cost of sales when products are shipped to customers and both title and the risks and rewards of ownership are transferred. Provisions are established for sales returns and uncollectible accounts based on historical experience. Should these experience trends change, adjustments to the estimated provisions would be necessary.

Product Costing

Inventories are valued at the lower of cost or market. For operations in the United States, cost is determined using the last-in, first-out (LIFO) method for approximately 43% of inventories and the first-in, first-out (FIFO) method for the remainder of inventories. Inventory of foreign subsidiaries is valued using the FIFO method. Market is estimated based on current selling prices. Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price, based on historical experience. Should this experience change, adjustments to the estimated provisions would be necessary.

Impairment of Fixed Assets

The Company reviews fixed assets to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. Impairment losses are measured as the excess of the carrying value of the asset over the discounted expected future cash flows, or the fair value of the asset. Significant assumptions relating to future operations must be made when estimating future cash flows. Should unforeseen events occur or should operating trends change significantly, impairment losses could occur. Regarding the fixed assets at the Company’s idled locations, management at this time believes the fair value exceeds carrying value and no impairment exists.

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

Retirement Benefit Obligations

Pension benefit obligations are based on various assumptions used by the Company’s actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. For more information concerning these costs and obligations, see the additional discussion of the “Pensions” and Note 21 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2002.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales

Net sales for the quarter ended September 30, 2003, were $111.2 million, compared to 2002 third quarter net sales of $104.7 million. Net sales for the nine months ended September 30, 2003, were $371.2 million, compared to 2002 year-to-date net sales of $354.2 million. A large portion of the increase in net sales was attributed to the Company’s foreign subsidiaries, which recorded an increase in net sales of $3.2 million and $16.7 million for the quarter and nine months ended September 30, 2003, respectively. The majority of the increase in sales at the foreign subsidiaries was due to a favorable currency translation rate.

Cost of Sales and Gross Profit

Cost of sales were $105.9 and $349.4 million for the third quarter and for the nine months ended September 30, 2003, as compared to $101.6 and $324.2 million in 2002. Gross profit for the third quarter of 2003 was $5.3 million or 4.8% of net sales, compared to $3.0 million or 2.9% of net sales for the third quarter of 2002. Gross profit for the nine months ended September 30, 2003, was $21.8 million or 5.9% of net sales, compared to $30.0 million or 8.5% of net sales for 2002. Gross profit as a percentage of net sales was negatively impacted by increases in raw material prices, employee benefits, and insurance costs. These increases totaled approximately $2.1 and $11.2 million for the third quarter and nine months ended September 30, 2003. However, during the third quarter, the Company was able to institute some product price increases that helped to offset the rising costs.

The Company’s profit margins were also negatively affected by the idling of manufacturing at the Brownsville, Texas, facility that occurred during the second quarter of 2003. Approximate costs associated with the idling of the Brownsville manufacturing facility totaled $3.4 million in the second quarter and $1.7 million in the third quarter. The Brownsville location continues as a distribution and warehouse center for the Company, however production has been suspended until market demand necessitates. Depreciation on the fixed assets at this facility, along with certain operating costs, will continue to be incurred. The manufacturing of tires for all of the Company’s segments was consolidated at the Des Moines, Iowa, facility. The Company maintains adequate capacity to meet current demands.

Additionally, the Company’s profit margins continue to be affected by the excess capacity at the idle Natchez, Mississippi, facility. Depreciation on the fixed assets at this facility and minimal operating costs continue to be incurred. These costs totaled $1.0 and $3.3 million for the three and nine months ended September 30, 2003.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Administrative Expenses

Selling, general and administrative (SG&A) and research and development (R&D) expenses for the third quarter of 2003 were $10.4 million or 9.3% of net sales, compared to $10.8 million or 10.4% of net sales for 2002. SG&A and R&D expenses for the nine months ended September 30, 2003 were $34.1 million or 9.2% of net sales, compared to $32.8 million or 9.3% of net sales in 2002.

Operating Results and Other

Loss from operations for the third quarter of 2003 was $(5.1) million or (4.6)% of net sales, compared to $(7.8) million or (7.5)% in 2002. Loss from operations for the nine months ended September 30, 2003 was $(12.4) million or (3.3)% of net sales, compared to $(2.7) million or (0.8)% for 2002. Operating results were primarily impacted by increased costs as previously discussed in the “Cost of Sales and Gross Profit” section. In the third quarter of 2003, these rising costs were partially offset by price increases.

Net interest expense was $5.1 million and $15.1 million for the third quarter and for the nine months ended September 30, 2003, respectively, compared to $5.2 million and $15.6 million in 2002. The decreased interest expense in 2003 was primarily due to a slightly lower average interest rate as compared to 2002.

The loss on the sale of investments of $2.7 million in the third quarter of 2003 resulted from the July 2003 sale of the Company’s interest in Polymer Enterprises, Inc. for $4.6 million, with cash proceeds being applied to the Company’s term loan. Polymer is a privately held company in Greensburg, Pennsylvania, which manufactures specialty tires and various rubber-related products for industrial applications. The $9.6 million loss on investment in the third quarter of 2002 resulted from the Company’s decision to reserve its investment in Fabrica Uruguay de Neumaticos S.A.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The Company’s effective income tax benefit on the net loss for the first nine months of 2003 was 0%, compared to 20% for the first nine months of 2002. The Company’s income tax benefit differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pretax loss primarily as a result of income tax expense to be paid in foreign jurisdictions and the application of a valuation allowance on the domestic net deferred tax asset balance. As a result of several periods of recurring losses, the Company began reserving its net deferred tax asset position at December 31, 2002, consistent with the Company’s accounting policies. The Company continues to monitor its income tax position and will review the necessity of the valuation allowance at the end of each reporting period. To the extent it is determined that deferred tax assets will be realized in excess of deferred tax liabilities, some or all of the valuation allowance will be reversed, increasing income tax benefit in the statement of operations. The Company is currently assessing the necessary amount to be recorded as the valuation and does not know when, or if, any valuation will be reversed.

Net Income (Loss)

Net loss for the third quarter and for the nine months ended September 30, 2003, was $(13.4) and $(27.4) million, respectively, compared to $(17.7) and $(20.1) million in 2002. Basic and diluted loss per share were $(.64) and $(1.31) for the third quarter and the nine months ended September 30, 2003, compared to $(.85) and $(.97) in 2002. Year-to-date net loss and loss per share increased primarily due to increased raw material prices, employee benefits, and insurance costs as previously discussed, as well as higher professional fees.

Foreign Subsidiaries Sales

Net sales at foreign subsidiaries were $32.0 and $104.7 million for the third quarter and nine months ended September 30, 2003, as compared to $28.8 and $88.1 million in 2002. The sales increase at foreign subsidiaries was primarily due to a favorable currency translation of approximately $3.4 million in the third quarter and $15.5 million for the nine months ended September 30, 2003. To a lesser extent, the foreign subsidiaries have been successful in obtaining sales to new customers.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Agricultural Segment Results

Net sales in the agricultural market were $62.9 and $216.9 million for the third quarter and the nine months ended September 30, 2003, as compared to $61.5 and $212.0 million in 2002. Income from operations in the agricultural market was $0.1 and $3.7 million for the third quarter and the nine months ended September 30, 2003, as compared to (loss) income of $(0.9) and $11.3 million in 2002. The year-to-date decrease in income from operations in the agricultural market was primarily attributed to increased raw material prices, employee benefits, professional fees, and insurance costs as previously discussed, as well as the costs associated with the idling of manufacturing at the Brownsville facility. In the third quarter, the Company was able to institute certain price increases to partially offset these increased costs.

Earthmoving/Construction Segment Results

The Company’s earthmoving/construction market net sales were $40.8 and $127.0 million for the third quarter and the nine months ended September 30, 2003, as compared to $33.9 and $110.3 million for 2002. Currency exchange translations and sales to military customers accounted for the majority of the increased sales. During the third quarter, military sales, which are included in this segment, increased by more than $4 million. Income from operations in the earthmoving/ construction market was $0.7 and $3.3 million for the third quarter and the nine months ended September 30, 2003, versus $0.1 and $4.9 million in 2002. The year-to-date decrease in income from operations in the earthmoving/construction market was primarily due to previously discussed increased raw material prices, employee benefits, professional fees, insurance costs, and costs associated with the idling of manufacturing at the Brownsville facility. In the third quarter, the Company was able to institute certain price increases to partially offset these increased costs.

Consumer Segment Results

Consumer market net sales were $7.5 and $27.4 million for the third quarter of 2003 and the nine months ended September 30, 2003, as compared to $9.2 and $31.9 million for 2002. Consumer market sales decreased primarily as a result of lower sales to boat trailer manufacturers. Consumer market loss from operations was $(0.2) and $(0.3) million for the third quarter of 2003 and the nine months ended September 30, 2003, as compared to (loss) income from operations of $(0.5) and $0.6 million for 2002. The decrease in income from operations in the consumer market was primarily attributed to the lower sales levels, the idling of manufacturing at the Brownsville facility, and increased raw material prices and costs for employee benefits, professional fees, and insurance as previously discussed.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Corporate Expenses

Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $5.7 and $19.1 million for the third quarter and the nine months ended September 30, 2003, respectively, as compared to $6.5 and $19.4 million for comparable periods in 2002.

Liquidity and Capital Resources

Cash Flows

As of September 30, 2003, the Company had $11.6 million of unrestricted cash deposited within various bank accounts. The unrestricted cash balance decreased by $10.5 million from December 31, 2002, due to the cash flow items discussed in the following paragraphs.

For the nine months ended September 30, 2003, positive cash flows from operating activities of $13.4 million resulted primarily from depreciation and amortization of $23.6 million, an income tax refund of $7.7 million and an inventory decrease of $7.6 million. These items were offset by the net loss of $(27.4) million. In comparison, for the nine months ended September 30, 2002, positive cash flows from operating activities of $26.5 million resulted primarily from a federal income tax refund of $16.3 million, as well as depreciation and amortization of $25.1 million. The tax refund reduced deferred income taxes by $8.2 million and other current assets by $8.1 million. Cash inflows were partially offset by the net loss of $(20.1) million and accounts payable decreases of $(10.7) million.

The Company invested $9.1 million in capital expenditures in the first nine months of 2003, as compared to $7.7 million in the first nine months of 2002. The expenditures represent various equipment purchases and building improvements to enhance production capabilities and efficiencies. Approximately $4 million of the expenditures relate to a new paint system equipment addition at Titan Italia. The Company estimates that its total capital expenditures for 2003 could range between $12 million and $15 million. The proceeds from sale of investments of $4.6 million resulted from the sale of the Company’s interest in Polymer Enterprises, Inc., as previously discussed.

In the nine months ended September 30, 2003, $19.9 million of cash was used for financing activities. The restricted cash increased by $24.5 million for a court appeal deposit regarding the Vehicular Technologies v Titan Wheel case as described in the Company’s Form 8-K filed on October 1, 2003.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

Debt Funding

In July 2003, the Company amended its term loan with General Electric Capital Corporation and its revolving loan agreement with LaSalle Bank National Association. Major revisions contained in the amendments include changes for increased flexibility regarding certain financial covenants, changes regarding prepayments, and the release of liens on certain assets. As a part of these two amendments, the termination date was changed to January 14, 2005 from December 21, 2006. Copies of the amendments were included with the Company’s Form 8-K filed on July 29, 2003.

The Company’s term loan and revolving loan agreements contain various covenants and restrictions. The financial covenants in these loan agreements require that the (i) Company’s adjusted minimum tangible net worth be equal to or greater than $150 million, (ii) value of equipment, accounts receivable, and inventory be equal to or greater than three times the outstanding principal balance of the term loan, and (iii) value of accounts receivable and inventory be equal to or greater than $100 million. Restrictions include (i) limits on payments of dividends and repurchases of the Company’s stock, (ii) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company, and (iii) limitations on investments, dispositions of assets and guarantees of indebtedness. These covenants and restrictions could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions. If the Company were unable to meet these covenants, the Company would be in default on these loan agreements.

The Company is in compliance with these covenants and restrictions as of September 30, 2003. The Company’s adjusted minimum tangible net worth is required to be equal to or greater than $150 million and the Company computed that amount to be $184.1 million at September 30, 2003. The value of the equipment, accounts receivable and inventory are required to be equal to or greater than 3.00 times the outstanding principal balance of the term loan and was calculated to be 4.42 times this balance at September 30, 2003. The value of the accounts receivable and inventory must be equal to or greater than $100 million and was computed to be $186.7 million at September 30, 2003.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

Other Issues

The Company’s business is subject to seasonal sales variations that affect inventory levels and accounts receivable balances.

There have been no significant changes in interest rates, debt borrowings, or related covenants during the first nine months of 2003, other than the amendment of the Company’s term loan and revolving loan agreement as previously described.

The Company had restricted cash of $51.3 million at September 30, 2003. Restricted cash of $24.5 million is on deposit for a court appeal of the Vehicular Technologies v Titan Wheel case as described in the Company’s Form 8-K filed on October 1, 2003. Restricted cash of $15.0 million is collateral on the revolving loan agreement, under which the Company had no borrowings outstanding at September 30, 2003. The remaining $11.8 million is collateral on outstanding letters of credit for an industrial revenue bond of $9.6 million and another letter of credit for $2.2 million.

Liquidity Outlook

At September 30, 2003, the Company had unrestricted cash and cash equivalents of $11.6 million and no amount was drawn on the $20 million revolving loan agreement.

Increased raw material prices, employee benefits, professional fees, and insurance costs are negatively impacting the profitability and the financial ratios of the Company. Economic uncertainty makes it difficult to determine precisely when the Company will realize significant sales increases to enhance Titan’s gross profit margin. However, the Company is taking steps to increase margins as outlined in the following “Outlook” section. Because of changes in the equity markets, interest rates and actuarial fluctuations, the Company will be required to additionally fund the Company’s pension plans in the amount of $0.9 million during the remainder of 2003. The Company has scheduled debt principal payments due amounting to $12.2 million for the remainder of 2003. These maturities include $10.6 million of debt at foreign subsidiaries that the Company expects to be renewed in the fourth quarter of 2003 for a period of up to one year.

On July 25, 2003, the Company amended its term loan with General Electric Capital Corporation and its revolving loan agreement with LaSalle Bank National Association. Major revisions contained in the amendments include changes for increased flexibility regarding certain financial covenants, changes regarding prepayments, and the release of liens on certain assets. As part of these two amendments, the termination date was changed to January 14, 2005 from December 21, 2006. Copies of the amendments were filed with the Company’s Form 8-K filed on July 29, 2003.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

Pensions

The Company has three defined benefit pension plans. These plans are described in Note 21 of the Company’s Notes to Consolidated Financial Statements in the 2002 Form 10-K. The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. As interest rates have further declined during the first nine months of 2003, the present value of the benefit obligation may increase and may result in additional minimum pension liability at year-end. Because of changes in the equity markets, interest rates and actuarial fluctuations, the Company will be required to additionally fund the Company’s pension plans in the amount of $0.9 million during the remainder of 2003.

Market Risk Sensitive Instruments

The Company’s risks related to exchange rates, commodity prices and interest rates are consistent with those for 2002. For more information, see the “Market Risk Sensitive Instruments” discussion in the Company’s Form 10-K for the fiscal year ended December 31, 2002.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook

Determining precisely when the Company will realize significant sales increases, aside from those attributed to favorable currency translation, is difficult due to economic uncertainty. To address this issue, the Company has consolidated all tire manufacturing into its principal tire facility located in Des Moines, Iowa. The Brownsville, Texas, location continues as a distribution and warehouse center for Titan. However, tire production at this facility has been suspended until market demand necessitates. If current global market conditions and higher operating costs persist, these issues will continue to have a negative impact on the Company’s margins. To combat these obstacles, the Company continues to seek opportunities to lower costs and to pursue new channels for increasing sales. The Company is working with equipment dealers to offer Titan wheels and tires directly through their dealerships. Also, Titan is cultivating relationships with many smaller companies that can benefit from the Company’s engineering expertise and commitment to the off-highway sector. Titan is in the process of instituting price increases to help offset higher operating costs for raw materials, employee benefits, professional fees, and insurance. These price increases and further efficiencies should result in improved margins for our products. These measures, along with consolidating the Company’s tire manufacturing, will help Titan withstand the economic pressure expected to persist throughout 2003 in the Company’s three market segments: agricultural, earthmoving/construction, and consumer.

Agricultural Segment

Agricultural market sales are expected to remain relatively stable for the duration of 2003. Increased cash flows for farmers and favorable tax legislation are positive factors for the agricultural segment. However, some of the Company’s major customers in the agricultural segment are planning fourth quarter shutdowns to reduce inventory levels. Many variables, including weather, export markets, and future government policies and payments can greatly influence the overall health of the agricultural economy.

Earthmoving/Construction Segment

Earthmoving/construction segment sales are expected to remain higher for the rest of 2003 when compared to 2002. Housing construction continues to remain robust. Rental firms have begun to replenish stocks of construction equipment. Military sales, which are included in this segment, are expected to remain strong. Sales of earthmoving/construction machinery have increased modestly in the first nine months of 2003 and this recovery is expected to continue.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook (continued)

Consumer Segment

Sales in the consumer market are expected to be lower for the remainder of 2003. The Company expects to continue to see lower sales to boat trailer manufacturers. The all-terrain vehicle (ATV) tire aftermarket is expected to offer future growth opportunities. Many items affect the consumer market including weather, competitive pricing, energy prices, and consumer attitude.

New Accounting Standards

Statement of Financial Accounting Standards Number 146

In June 2002, Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Exit or Disposal Costs,” was issued. This statement requires companies to recognize certain liabilities and costs associated with exit or disposal activities when incurred rather than when management commits to an exit plan. Adoption of this standard is required for any exit or disposal activities initiated subsequent to December 31, 2002. SFAS No. 146 was adopted in the first quarter of 2003 with no material effect on the Company’s financial position, cash flows or results of operations.

Financial Accounting Standards Board Interpretation Number 45

In November 2002, Financial Accounting Standards Board Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued. FIN No. 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations undertaken in issuing the guarantee and also to include more detailed disclosures with respect to guarantees. FIN No. 45 is effective for guarantees issued or modified starting January 1, 2003. The additional disclosures required by FIN No. 45 are required for periods ending December 31, 2002, and after. The Company has provided additional disclosure with respect to warranties in accordance with FIN No. 45. The adoption of this interpretation did not have a material effect on the Company’s financial position, cash flows or results of operations.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Accounting Standards (continued)

Financial Accounting Standards Board Interpretation Number 46

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities,” was issued. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities of the variable interest entity or is entitled to receive a majority of the entity’s residual returns. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. For older entities, the requirements apply in the first fiscal year or interim period beginning after December 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 1, 2003. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows or results of operations.

Statement of Financial Accounting Standards Number 149

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued. This statement amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 had no material effect on the Company’s financial position, cash flows or results of operations.

Statement of Financial Accounting Standards Number 150

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires financial instruments that are within its scope to be classified as a liability. Many of these instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No 150 had no material effect on the Company’s financial position, cash flows or results of operations.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor under The Private Securities Litigation Reform Act of 1995

This Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in the Company’s business, (ii) future expenditures for capital projects, (iii) the Company’s ability to continue to control costs and maintain quality, (iv) meeting financial covenants and conditions of loan agreements, (v) the Company’s business strategies, including its intention to introduce new products, (vi) expectations concerning the performance and commercial success of the Company’s existing and new products and (vii) the Company’s intention to consider and pursue acquisitions. Readers of this Form 10-Q should understand that these forward-looking statements are based on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control.

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

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the Company’s 2002 Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of the end of the period covered by this Form 10-Q. There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the third quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In a Current Report filed on Form 8-K dated July 28, 2003, the Company reported the consolidation of tire manufacturing into its principal tire facility located in Des Moines, Iowa.

In a Current Report filed on Form 8-K dated July 29, 2003, the Company reported the amendment of its term loan with General Electric Capital Corporation and its revolving loan agreement with LaSalle Bank National Association.

In a Current Report filed on Form 8-K dated September 15, 2003, the Company reported that the New York Stock Exchange (NYSE) had confirmed that Titan successfully met the NYSE’s minimum share price requirement and is in good standing with the NYSE.

In a Current Report filed on Form 8-K dated October 1, 2003, the Company reported that restricted cash of $24.5 million is on deposit for a court appeal of the Vehicular Technologies v Titan Wheel case.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC. (Registrant)

Date: October 30, 2003	By:	/s/ Maurice M. Taylor Jr.

Maurice M. Taylor Jr.
President and Chief Executive Officer

	By:	/s/ Kent W. Hackamack

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