Form 10-K
period 2003-12-31
TITAN INTERNATIONAL INC
filed 2004-02-27
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act). Yes [ ]   No [X]

     As of January 31, 2004, 21,197,320 shares of common stock of the registrant were outstanding. The aggregate market value of the shares of common stock of the registrant held by non-affiliates was $20,804,342 based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held May 20, 2004.

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

As one of the few companies dedicated to the off-highway wheel and tire market, Titan’s engineering and manufacturing resources are focused on addressing the real-life concerns of the end-users of our products. Titan’s commitment to product innovation is demonstrated by the development of the LSW series of wheel and tire assemblies, which considerably enhances the performance of off-highway vehicles by pairing a larger diameter wheel with a shorter sidewall tire.

In 2003, Titan’s agricultural market sales represented 59% of net sales, the earthmoving/construction market represented 34% and the consumer market represented 7%. For information concerning the revenues, certain expenses, income from operations and assets attributable to each of the segments in which the Company operates, see Note 27 to the consolidated financial statements of Titan International, Inc., included in Item 8 herein.

Agricultural Market

Titan’s agricultural rims, wheels and tires are manufactured for use on various agricultural and forestry equipment, including tractors, combines, skidders, plows, planters and irrigation equipment, and are sold directly to OEMs, independent distributors, equipment dealers, and through Titan’s own distribution centers. The wheels and rims range in diameter from 9” to 54” with the 54” diameter being the largest agricultural wheel manufactured in North America. Basic configurations are combined with distinct variations (such as different centers and a wide range of material thickness) allowing the Company to offer a broad line of product models to meet customer specifications. Titan’s agricultural tires range in diameter from 8” to 85” and in width from 4.8” to 44”. The Company offers the added value of delivering a complete wheel and tire assembly to customers. Aftermarket tires are marketed through a network of independent distributors, equipment dealers, and Titan’s own distribution centers.

Earthmoving/Construction Market

The Company manufactures rims and wheels for various types of earthmoving, mining, military and construction equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, load transporters, haul trucks and backhoe loaders. Titan produces various wheels, tires and components for the United States Government, primarily for military vehicles such as trucks, trailers, tanks and personnel carriers. The Company provides customers with a broad range of earthmoving/construction wheels ranging in diameter from 20” to 63”, in width from 8” to 60” and in weight from 125 pounds to 7,000 pounds. The 63” diameter wheel is the largest manufactured in North America for the earthmoving/construction market. The majority of the earthmoving/construction wheels produced by Titan are sold directly to OEMs. In addition, Titan produces a range of tires for the earthmoving/construction market. The Company offers the added value of wheel and tire assembly for many applications in the earthmoving/construction market.

Consumer Market

Titan builds a variety of products for all terrain vehicle (ATV), turf, golf, and trailer applications. The Company exited the OEM market for lawn and garden equipment and ATVs in April 2000, concentrating instead on the aftermarket for ATV and turf products. Consumer wheels and rims range in diameter from 4” to 16”. Likewise, Titan produces a variety of tires for the consumer market. New ATV tire tread patterns for the replacement market have been designed and introduced since 2000. For the domestic boat, recreational and utility trailers markets, the Company provides wheels and tires, and assembles brakes, actuators and components. The Company also offers the value-added service of a wheel and tire system for the consumer market.

Market Conditions Outlook

The market segments in which Titan does business showed a slight economic rebound in the latter part of 2003, and the Company is optimistic that the upturn will continue into 2004. Certain of the Company’s customers are forecasting double-digit sales increases in 2004. The agricultural market is expected to strengthen as the result of continuing high crop and livestock prices and favorable tax depreciation provisions. The earthmoving/construction industry is anticipated to show slightly higher sales as the result of replacement and military demand. Consumer market performance is largely tied to recreational spending habits. Overall, these circumstances may result in improved market conditions for the Company in 2004 when compared to 2003.

Operations

Wheel Manufacturing Process

Most agricultural wheels are produced using a rim and a center disc. A rim is produced by first cutting large steel sheets to required width and length specifications. These steel sections are rolled and welded to form a circular rim, which is flared and formed in the rollform operation. The majority of discs are manufactured using presses that both blank and form the center to specifications in multiple stage operations. The Company e-coats wheels using a multi-step process prior to the final paint top coating.

Large earthmoving/construction steel wheels are manufactured from hot and cold-rolled steel sections. Hot-rolled sections are generally used to increase cross section thickness in high stress areas of large diameter wheels. A special cold forming process for certain wheels is used to increase cross section thickness while eliminating two components. Rims are built from a series of hoops that are welded together to form a rim base. The complete rim base is made from either three or five separate parts that then lock together after the rubber tire has been fitted to the wheel and inflated.

For wheels produced for the consumer market, the Company manufactures rims and centers, welds the rims to the centers and then paints the assembled product.

Tire Manufacturing Process

The first stage in tire production is the mixing of rubber, carbon black and chemicals to form various rubber compounds. These rubber compounds are then extruded and processed with textile or steel materials to make specific components. These components — beads (wire bundles that anchor the tire with the wheel), plies (layers of fabric that give the tire strength), belts (fabric or steel fabric wrapped under the tread in some tires), tread and sidewall - are then assembled into an uncured tire. The uncured tire is placed into a press that molds and vulcanizes the carcass under set time, temperature and pressure into a finished tire.

Wheel and Tire Assemblies

The Company’s position as a manufacturer of both wheels and tires allows Titan to mount and deliver one of the largest selections of off-highway assemblies in the world. Titan offers this value-added service of one-stop shopping for wheel and tire assemblies for the agricultural, earthmoving/construction and consumer markets. Customer orders are entered into the Company’s system either through electronic data interchange or manually. The appropriate wheel-tire assembly delivery schedule is formulated based on each customer’s requirements and products are received by the customer on a just-in-time basis.

Quality Control

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

Raw Materials

Steel and rubber are the primary raw materials used by the Company in all segments. To ensure a consistent steel supply, Titan purchases raw steel from key steel mills and maintains relationships with steel processors for steel preparation. The Company is not dependent on any single producer for its steel supply. Rubber and other raw materials for tire manufacture represent some of the Company’s largest commodity expenses. Titan buys rubber in markets where there are numerous supply sources. In addition to the development of key domestic suppliers, the Company’s strategic procurement plan includes international rubber suppliers to assure competitive price and quality in the global marketplace. As is customary in the industry, the Company does not have long-term contracts for the purchase of steel or rubber and, therefore, purchases are subject to price fluctuations.

Customers

The Company’s 10 largest customers accounted for approximately 54% of net sales for each of the years ended December 31, 2003 and 2002. Net sales to Deere & Company in Titan’s agricultural, earthmoving/ construction, and consumer markets represented 14% of the Company’s consolidated revenues for the year ended December 31, 2003, and 15% for the year ended December 31, 2002. Net sales to CNH Global N.V. in Titan’s three markets represented 12% of the Company’s consolidated revenues for each of the years ended December 31, 2003 and 2002. No other customer accounted for more than 10% of the Company’s net sales in 2003 or 2002.

Marketing and Distribution

The Company employs an internal sales force and utilizes several manufacturing representative firms for sales in the United States and Europe. In the United States, sales representatives are organized within geographical regions. The international sales force includes employees in France, Germany, Italy and the United Kingdom. Titan believes international sales efforts are enhanced when sales representatives sell primarily within their native countries.

Titan distributes wheels and tires directly to OEMs. The distribution of aftermarket tires occurs primarily through a network of independent and OEM affiliated dealers. The Company distributes wheel and tire assemblies directly to OEMs and aftermarket customers through its own distribution network consisting of eight facilities throughout the United States and Europe.

Research, Development and Engineering

The Company’s research, development and engineering staffs test original designs and technologies and develop new manufacturing methods to improve product performance. These services enhance the Company’s relationships with customers. The Company has spent $2.7 million, $3.5 million, and $3.1 million on research and development for the years ended December 31, 2003, 2002 and 2001, respectively. These costs were primarily incurred in developing the LSW series of wheels and tires, which considerably enhances the performance of off-highway vehicles. The ongoing cost of research and development for the LSW has declined, although Titan continues to introduce new LSW wheel and tire assemblies for the agricultural, earthmoving/construction, and consumer markets.

The LSW wheel and tire assemblies reduce bounce, power hop, road lope and heat build-up, and provide more stability and safety for operators, which in turn leads to greater productivity. The key to the success of the LSW is an increase in wheel diameter while maintaining the original outside tire diameter. This is accomplished by lowering the sidewall (LSW is an acronym for low sidewall) and increasing its strength. Maintaining the original outside diameter of the tire allows the LSW to improve the performance of agricultural, earthmoving/construction and consumer equipment without further modification.

Employees

At December 31, 2003, the Company employed approximately 2,800 people in the United States and Europe. Approximately 29% of the Company’s employees in the United States were covered by three collective bargaining agreements. The majority of employees at Titan’s foreign facilities are represented by collective bargaining agreements that are renewed from time to time depending on terms of the agreements and the laws of the foreign jurisdictions. The employees of the Company’s Walcott, Iowa, facility terminated their labor contract as of December 31, 2003, when the manufacturing operations ceased at that facility. The Company believes employee relations are generally good.

Order Backlog

As of January 31, 2004, Titan estimates $214 million in firm orders compared to $149 million at January 31, 2003. Orders are considered firm if the customer would be obligated to accept the product if manufactured and delivered pursuant to the terms of such orders. The Company believes that the majority of the current order backlog will be filled during the present year.

International Operations

In addition to the Company’s facilities in the United States, Titan also operates distribution and wheel manufacturing facilities in Europe. For the year ended December 31, 2003, the Company generated $143.7 million, or 29% percent, of its net sales from foreign operations. International operations and exports to foreign markets are subject to a number of special risks, including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of markets, and restrictive actions by foreign governments (such as restrictions on transfer of funds, export duties and quotas and foreign customs). Other risks include changes in foreign laws regarding trade and investment, difficulties in obtaining distribution and support, nationalization, reforms of laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws. There can be no assurance that one, or a combination, of these factors will not have a material adverse effect on the Company’s ability to increase or maintain its foreign sales or on its results of operations. The Company had total aggregate export sales of approximately $94.5 million, $81.5 million, and $70.8 million, for the years ended December 31, 2003, 2002 and 2001, respectively. For financial information regarding international operations, see Note 27 to the consolidated financial statements of Titan International, Inc., included in Item 8 herein.

The Company has significant manufacturing operations in foreign countries and purchases a portion of its raw materials from foreign suppliers. The production costs, profit margins and competitive position of the Company are affected by the strength of the currencies in countries where Titan manufactures or purchases goods, relative to the strength of the currencies in countries where the products are sold. The Company’s results of operations, cash flows and financial position may be affected by fluctuations in foreign currencies and by translation of the financial statements of the Company’s foreign subsidiaries from local currencies into United States dollars.

Titan Europe is a wholly owned subsidiary of Titan. In October of 2003, the Company retained Seymour Pierce of London to investigate and prepare the necessary steps to sell common stock of Titan Europe to the public on the AIM market in London. It is anticipated that Seymour Pierce will place, on behalf of Titan, up to 30 million pounds sterling (approximately $50 million pre-tax U.S. dollars). The necessary steps are being performed and, subject to obtaining all required approvals, the Company anticipates the transaction to be completed at the end of first quarter 2004. If this transaction is completed, the Company expects to retain between 20% and 49% of the resulting new public European company. Titan would account for its investment in the new public company using the equity method under which Titan would record its portion of the income or loss from the new European company’s results. At December 31, 2003, Titan Europe’s total assets were $165.0 million and total debt was $35.7 million. In 2003, Titan Europe had net sales of $143.7 million, income from operations on a consolidated basis of $5.4 million and other income of $3.0 million. The majority of the proceeds from this transaction would be used to repay debt.

Patents and Trademarks

The Company owns various domestic and foreign patents and trademarks and continues to apply for patent protection for new products. While patents are considered significant to the operations of the business, Titan, at this time, does not consider any one of them to be of such importance that the patent’s expiration or invalidity could materially affect the Company’s business. However, due to the difficult nature of predicting the interpretation of patent laws, the Company cannot anticipate or predict the material adverse effect on its operations, cash flows or financial condition as a result of associated liabilities created under such patent interpretations.

Environmental Compliance

In the ordinary course of business, like other industrial companies, Titan is subject to extensive and evolving federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup. The Company’s policy is to accrue environmental cleanup-related costs of a non-capital nature when those costs are believed to be probable and can be reasonably estimated. Expenditures that extend the life of the related property, or mitigate or prevent future environmental contamination, are capitalized. The Company does not currently anticipate any material capital expenditures for environmental control facilities. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advances in environmental technologies, the quality of information available related to specific sites, the assessment stage of the site investigation, preliminary findings and the length of time involved in remediation or settlement. Due to the difficult nature of predicting future environmental costs, the Company cannot anticipate or predict the material adverse effect on its operations, cash flows or financial condition as a result of efforts to comply with, or its liabilities under, environmental laws.

Competition

The Company competes with several domestic and international companies, some of which are larger and have greater financial and marketing resources than Titan. The Company believes it is a primary source of steel wheels and rims to the majority of its North American customers. Major competitors in the off-highway wheel market include GKN Wheels, Ltd., Topy Industries, Ltd, Carlisle Companies Incorporated, and other foreign competitors. Significant competitors in the off-highway tire market include Goodyear Tire & Rubber Co., Bridgestone/Firestone, Michelin, Carlisle Companies Incorporated, and other smaller foreign competitors. The Company competes primarily on the basis of price, quality, customer service, design capability and delivery time. The Company’s ability to compete with international competitors may be adversely affected by currency fluctuations. In addition, certain of the Company’s OEM customers could, under individual circumstances, elect to manufacture the Company’s products to meet their requirements or to otherwise compete with the Company. There can be no assurance that the Company will not be adversely affected by increased competition in the markets in which it operates, or that competitors will not develop products that are more effective, less expensive, or otherwise render certain of Titan’s products less competitive. From time to time, certain of the Company’s competitors have reduced their prices in particular product categories, which has prompted the Company to reduce prices as well. There can be no assurance that in the future, competitors of the Company will not further reduce prices or that any such reductions would not have a material adverse effect on the Company.

Available Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are made available, without charge, through the Company’s website, www.titan-intl.com, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission (SEC).

Item 2. Properties

The Company maintains 12 manufacturing and warehousing/distribution facilities in the United States with a collective floor space of approximately 6.7 million square feet. Of these facilities, one is used primarily for the manufacture of agricultural products, one is dedicated primarily to the manufacture of earthmoving/construction products and four can manufacture products for all three of the Company’s market segments. The remaining six facilities are used for the warehousing/distribution of products in all of the Company’s segments.

The Company’s tire facilities in Natchez, Mississippi, and Brownsville, Texas, are currently not in operation. These facilities could be used for the manufacture of agricultural, earthmoving/construction and consumer tires as required. The Natchez facility includes approximately 1.2 million square feet, while the Brownsville facility encompasses approximately 1.0 million square feet and is currently used for warehousing. The Company has listed the majority of the machinery and equipment located at the Natchez and Brownsville facilities as available for sale. The Company’s wheel facilities in Greenwood, South Carolina, and Walcott, Iowa, are not in operation. The Greenwood facility encompasses approximately 0.1 million square feet and the Walcott facility is approximately 0.4 million square feet. The Company has listed the land and buildings at the Greenwood and Walcott sites as available for sale.

In Europe, Titan maintains six manufacturing and warehousing/distribution facilities with a collective floor space of approximately 1.5 million square feet. These facilities are located in Italy, the United Kingdom, France, and Germany. Of these facilities, one is used for the manufacture of earthmoving/ construction products, four are used for the manufacture of agricultural, earthmoving/construction and consumer products, and one is used for warehousing and distribution of products for all of the Company’s segments.

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

Item 3. Legal Proceedings

     The Company is a party to routine legal proceedings arising out of the normal course of business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes at this time that none of these actions, individually or in the aggregate, will have a material adverse affect on the financial condition or results of operations of the Company. However, due to the difficult nature of predicting future legal claims, the Company cannot anticipate or predict the material adverse effect on its operations, cash flows or financial condition as a result of efforts to comply with or its liabilities pertaining to legal judgments. The Vehicular Technologies v Titan Wheel case as described in the Company’s Form 8-K filed on October 1, 2003, continues on appeal in the California state court. The Company believes it has sustainable defenses to the claims asserted by Vehicular Technologies, and is vigorously defending the lawsuit in appeal.

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

Maurice M. Taylor Jr., 59, has been President, Chief Executive Officer and a Director of the Company since 1990, when Titan was acquired in a management-led buyout by investors, including Mr. Taylor.

J.     Michael A. Akers, 60, began organizing the start-up of Titan’s European Operations in 1990 and became a member of the management team in 1995. Mr. Akers was appointed Vice President in 1999.

Kent W. Hackamack, 45, served as Corporate Controller of the Company from 1994 to 1996. Mr. Hackamack was appointed Vice President of Finance and Treasurer in 1996.

Cheri T. Holley, 56, joined the Company in 1994 as General Counsel and Secretary. Ms. Holley was appointed Vice President in 1996.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol TWI. The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE, as well as information concerning per share dividends declared for the periods indicated.

			Dividends
	High	Low	Declared

2003
First quarter (a)	$1.42	$0.60	$0.005
Second quarter	1.44	0.62	0.005
Third quarter (b)	2.92	1.01	0.005
Fourth quarter	3.48	1.32	0.005
2002
First quarter	$5.64	$4.07	$0.005
Second quarter	5.50	4.00	0.005
Third quarter	5.45	2.55	0.005
Fourth quarter	2.96	1.18	0.005

(a)	The Company was notified by the NYSE that its common stock had fallen below the NYSE’s continued listing criteria relating to the $1 minimum share price and entered a six month cure period.

(b)	The NYSE confirmed that the Company successfully met the $1 minimum share price requirement and returned to good standing with the NYSE.

On January 31, 2004, there were 1,087 holders of record of Titan common stock.

Item 6. Selected Financial Data

The selected financial data presented below, as of and for the years ended December 31, 2003, 2002, 2001, 2000, and 1999, are derived from the Company’s consolidated financial statements, as audited by PricewaterhouseCoopers LLP, independent auditors, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

	Year Ended December 31,
(All amounts in thousands, except per share data)	2003	2002		2001	2000		1999

Net sales	$491,672	$462,820		$457,475	$543,069		$588,023
Gross profit	29,703	29,741		18,664	40,145		61,694
(Loss) income from operations	(16,220)	(14,086)		(33,465)	(8,646)		3,770
(Loss) income before income taxes	(33,668)	(44,293	) (a)	(46,386)	8,702	(b)	(18,445)
Net (loss) income	(36,657)	(35,877	) (a)	(34,789)	4,525	(b)	(11,436)
Net (loss) income per share – basic	(1.75)	(1.73	) (a)	(1.68)	.22	(b)	(.55)
Net (loss) income per share – diluted	(1.75)	(1.73	) (a)	(1.68)	.22	(b)	(.55)
Dividends declared per common share	.02	.02		.03	.06		.06

(a)	Includes loss on investments of $12.4 million ($10.0 million after taxes).

(b)	Includes a gain of $38.7 million ($20.1 million after taxes) related to the sale of certain assets in April 2000.

	As of December 31,
(All amounts in thousands)	2003	2002	2001	2000	1999

Working capital	$183,971	$170,263	$180,684	$186,116	$170,783
Current assets	286,946	254,569	262,723	285,556	279,078
Total assets	523,084	531,999	568,954	591,641	637,181
Long-term debt (c)	248,397	249,119	256,622	227,975	255,521
Stockholders’ equity	111,956	144,027	185,907	228,705	228,866

(c)	Excluding amounts due in twelve months and classified as a current liability.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Titan is a global manufacturer of off-highway wheels and tires for agricultural, earthmoving/construction and consumer equipment. Titan manufactures both wheels and tires for the majority of these applications, allowing the Company to provide the value-added service of delivering complete wheel and tire assemblies. The Company offers a broad range of products that are manufactured in relatively short production runs to meet the specifications of original equipment manufacturers (OEMs) and/or the requirements of aftermarket customers.

The Company’s major OEM customers include large manufacturers of off-highway equipment such as Deere & Company, CNH Global N.V., Caterpillar Inc., AGCO Corporation, and Kubota Corporation, in addition to many other off-highway equipment manufacturers. The Company distributes products directly to OEMs, independent and OEM affiliated dealers, and through a network of Titan distribution facilities.

The Company recorded sales of $491.7 million in 2003, up 6.2% from the $462.8 million recorded in 2002. Although the Company’s markets did show slight improvements, the majority of the sales increase was the result of a favorable currency translation rate at the Company’s foreign subsidiaries.

The Company’s operating margins have been squeezed by cost increases in areas such as raw materials, employee benefits and insurance that are difficult to control. To combat these additional costs, the Company has taken steps to increase efficiencies by consolidating manufacturing. As a result of this consolidation, the Company has now offered some of its buildings and equipment as available for sale. The Company has also introduced certain price increases. The efforts to strengthen the financial results of the Company began to be realized in the second half of the year 2003, as improvements were demonstrated when compared to the previous year.

Results of Operations

The following table sets forth the Company’s statement of operations expressed as a percentage of net sales for the periods indicated. This table and subsequent discussions should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

	As a Percentage of Net Sales
	Year ended December 31,
	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	94.0	93.6	95.9

Gross profit	6.0	6.4	4.1
Selling, general and administrative expenses	8.8	8.7	10.7
Research and development expenses	0.5	0.7	0.7

Loss from operations	(3.3)	(3.0)	(7.3)
Interest expense	(4.1)	(4.5)	(4.6)
Loss on investments	(0.6)	(2.7)	0.0
Gain on sale of assets	0.0	0.0	0.4
Gain on early retirement of debt	0.0	0.0	1.0
Other income	1.1	0.6	0.4

Loss before income taxes	(6.9)	(9.6)	(10.1)
Provision (benefit) for income taxes	0.6	(1.8)	(2.5)

Net loss	(7.5)%	(7.8)%	(7.6)%

In addition, the following table sets forth components of the Company’s net sales classified by segment for the periods indicated (in thousands):

	2003	2002	2001

Agricultural	$288,545	$278,266	$256,140
Earthmoving/Construction	169,087	144,725	156,033
Consumer	34,040	39,829	45,302

Total	$491,672	$462,820	$457,475

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

Product Costing

Inventories are valued at the lower of cost or market. For operations in the United States, cost is determined using the last-in, first-out (LIFO) method for approximately 51% of inventories and the first-in, first-out (FIFO) method for the remainder of inventories. Inventory of foreign subsidiaries is valued using the FIFO method. Market value is estimated based on current selling prices. Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price based on historical experience. Should this experience change, adjustments to the estimated provisions would be necessary.

Impairment of Fixed Assets

The Company reviews fixed assets to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. Impairment losses are measured as the excess of the carrying value of the asset over the discounted expected future cash flows, or the fair value of the asset. The Company had assets held for sale of $37.8 million at December 31, 2003. Depreciation will not be recorded on assets held for sale in 2004 in accordance with SFAS No. 144. Appraisals from third-party appraisal firms have determined that the net book value of the machinery and equipment at these facilities is less than the fair market value. Significant assumptions relating to future operations must be made when estimating future cash flows. Should unforeseen events occur or should operating trends change significantly, impairment losses could occur.

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

Valuation of Investments Accounted for Under the Equity Method

The Company assesses the carrying value of its equity investments whenever events and circumstances indicate that the carrying values may not be recoverable. Investment write-downs, if necessary, are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. Any such write-downs are measured as the excess of the carrying value of the asset over the discounted expected future cash flows or the fair value of the asset. Significant assumptions relating to future investment returns must be made when estimating the future cash flows associated with these investments. Should unforeseen events occur or should investment trends change significantly, impairment losses could occur.

Retirement Benefit Obligations

Pension benefit obligations are based on various assumptions used by the Company’s actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. For more information concerning these costs and obligations, see the additional discussion of the “Pensions” and Note 20 to the Company’s financial statements.

Loss on Investment

In July 2003, the Company sold its interest in Polymer Enterprises, Inc. for $4.6 million, with cash proceeds being applied to the Company’s term loan. This investment had been accounted for using the cost method. This sale resulted in a $2.7 million loss and is classified as “Loss on Investments” in the accompanying consolidated statements of operations. Polymer, a privately held company in Greensburg, Pennsylvania, manufactures specialty tires and various rubber-related products for industrial applications.

The Company previously maintained financial interests in Fabrica Uruguaya de Neumaticos S.A. (FUNSA), a tire manufacturer located in Uruguay, South America. During 2002, FUNSA stopped producing tires. FUNSA’s reorganization plans were significantly hindered by economic conditions, social distress and the resultant unrest in the country of Uruguay. Therefore, the Company recorded an investment loss of $9.6 million for its FUNSA investment in the third quarter of 2002 and classified the expense in the Consolidated Statement of Operations within “Loss on investments.” On the accompanying Consolidated Statement of Cash Flows, $3.7 million is classified within “Noncash portion of loss on investments” and the remaining $5.9 million is classified as a reduction in restricted cash deposits.

In addition, the Company maintains financial interests in AII Holding, Inc. with an original investment of $2.0 million of preferred stock, accounted for using the cost method. The privately held AII Holding, Inc. is a specialist in automated welding technology equipment located in Danville, Illinois. Based on Titan’s analysis of the financial information of AII Holding, Inc., Titan fully reserved the investment in that company in 2002. The expense of $2.8 million was recorded in the fourth quarter of 2002 and is classified on the accompanying Consolidated Statement of Operations within “Loss on investments.” The $2.8 million expense included $2.0 million for the preferred stock and $0.8 million for accrued dividends.

Investment Exposures

The Company maintains financial interests in Wheels India Limited (WIL), a wheel manufacturer located in India. The Company owns 36% of WIL common stock. This investment is accounted for using the equity method. The carrying value of this investment was $16.4 million and $12.8 million at December 31, 2003 and 2002, respectively. The increase in the carrying value was due to currency exchange fluctuations and equity income of $2.4 million recorded in 2003. Dividends received from this investment were $0.2 million for each of 2003 and 2002. WIL is publicly traded on the National Stock Exchange of India Ltd. (NSE). Based on the NSE quoted price, the calculated value of the Company’s shares was $25.2 million at December 31, 2003.

Strike Settlement

The cumulative impact of the 1998 through 2001 strikes at the Company’s Des Moines, Iowa, and Natchez, Mississippi, facilities, combined with a general downturn in the Company’s markets, resulted in costly and disruptive consequences for Titan. The employees and/or former workers at these facilities were on strike for 40 and 39 months, respectively. The strikes at these facilities had an adverse effect on the Company’s financial position, cash flows and results of operations.

The Company recorded union strike settlement and other costs of $6.8 million for the year ended December 31, 2001. This amount is attributed to the union settlement with the Company’s Des Moines, Iowa, and Natchez, Mississippi, facilities as well as other costs to which the strike contributed. Included in these costs were union settlement payments, retraining costs, goodwill and prepaid write-downs of $4.9 million. These items of $4.9 million are presented in the selling, general and administrative line on the Consolidated Statements of Operations. The remaining $1.9 million in the union strike settlement and other costs were for inventory write-downs, which have been classified as a component of cost of sales.

In September of 2001, employees of the Company’s Des Moines, Iowa, facility approved a new labor agreement effective through the year 2006. In December of 2001, former workers at the Company’s Natchez, Mississippi, facility approved a new labor agreement also effective through the year 2006. Titan believes that the terms of the strike settlements are favorable and that competitive ongoing labor rates have been established. With the strikes settled, the Company is concentrating its resources on increasing demand for the Titan product lines.

Assets Held for Sale

In December 2003, the Company’s management and Board of Directors approved the sale of certain operating assets with a carrying value of $37.8 million at December 31, 2003. Land and buildings at the Company’s idle facilities in Walcott, Iowa, and Greenwood, South Carolina, totaling $4.9 million are included in this amount. Machinery and equipment located at the Company’s idle facilities in Brownsville, Texas, and Natchez, Mississippi, totaling $32.9 million are also included in assets held for sale. Depreciation will not be recorded on assets held for sale in 2004 in accordance with SFAS No. 144. Depreciation on these assets held for sale was $5.2 million, $4.9 million, and $4.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Had these assets not been classified as held for sale, depreciation would have been $5.6 million in 2004. Appraisals from third-party appraisal firms have determined that the net book value of the machinery and equipment at these facilities is less than the fair market value. The Company has had inquiries regarding these assets and will continue the sales process in 2004 with the intention of completion within one year.

Fiscal year ended December 31, 2003, compared to fiscal year ended December 31, 2002

Results of Operations

Net Sales

Net sales for the year ended December 31, 2003, were $491.7 million compared to $462.8 million for the year ended December 31, 2002. The majority of the increase in net sales for the year was attributed to the $24.4 million increase in sales at the foreign facilities, of which approximately $21.0 million related to favorable currency translation rates. The remainder related to foreign sales volume and price increases. The Company generated 29% of its net sales from foreign subsidiaries during the year ended December 31, 2003, as compared to 26% during the year ended December 31, 2002.

Cost of Sales and Gross Profit

Cost of sales was $462.0 million for the year ended December 31, 2003, as compared to $433.1 million in 2002. Gross profit for the year 2003 was $29.7 million or 6.0% of net sales, compared to $29.7 million, or 6.4% of net sales for 2002. Gross profit, as a percentage of net sales, was negatively impacted by increases in raw material prices, employee benefits, and insurance costs. These increases totaled approximately $12.7 million for the year. However, during the second half of the year, the Company was able to institute certain product price increases that partially offset the rising costs.

The Company’s profit margins were also negatively affected by the idling of manufacturing at the Brownsville, Texas, facility that occurred during the second quarter of 2003. Approximate costs associated with the idling of the Brownsville manufacturing facility totaled $7.0 million for the year including facilities costs for depreciation, leases, payroll, utilities and other expenses. The manufacturing of tires for all of the Company’s segments was consolidated at Titan’s principal tire facility located in Des Moines, Iowa. The Company maintains adequate capacity to meet current demands. The Brownsville location continues as a distribution and warehouse center for the Company. In December 2003, certain machinery and equipment at the Brownsville facility, with a net book value of $15.6 million, was reclassified to assets held for sale.

Additionally, the Company’s profit margins continue to be affected by the excess capacity at the idle Natchez, Mississippi, facility. Depreciation on the fixed assets at this facility and minimal operating costs continue to be incurred. These costs totaled $4.3 million for 2003. In December 2003, the machinery and equipment at the Natchez facility, with a net book value of $17.3 million, was reclassified to assets held for sale.

Administrative Expenses

Selling, general and administrative (SG&A) and research and development (R&D) expenses were $45.9 million or 9.3% of net sales for the year ended December 31, 2003, as compared to $43.8 million or 9.5% of net sales for 2002. The higher sales volumes positively impacted the percentage of SG&A and R&D expenses in 2003 compared to 2002.

Operating Results and Other

Loss from operations for the year ended December 31, 2003, was $(16.2) million, compared to $(14.1) million in 2002. Operating results were primarily impacted by increased costs as previously discussed in the “Cost of Sales and Gross Profit” section. In the second half of 2003, these rising costs were partially offset by certain product price increases.

Net interest expense for the year 2003 was $20.2 million compared to $20.6 million in 2002. The decreased interest expense was primarily due to a reduction in interest rates. Lower interest rates were partially offset by an increase in the average debt outstanding in 2003 as compared to 2002.

The loss on the sale of investments of $2.7 million in 2003 resulted from the July 2003 sale of the Company’s interest in Polymer Enterprises, Inc. for $4.6 million, with cash proceeds being applied to the Company’s term loan. Polymer, a privately held company in Greensburg, Pennsylvania, manufactures specialty tires and various rubber-related products for industrial applications.

The $12.4 million loss on investments in 2002 resulted from the Company’s decision to reserve the $9.6 million investment in Fabrica Uruguaya de Neumaticos S.A. (FUNSA), a tire manufacturer located in Uruguay, South America and the $2.8 million investment in AII Holding, Inc., a specialist in automated welding technology equipment located in Danville, Illinois.

During 2002, FUNSA stopped producing tires. FUNSA’s reorganization plans were significantly hindered by economic conditions, social distress and the resultant unrest in the country of Uruguay. Therefore, the Company recorded an investment loss of $9.6 million for its FUNSA investment in the third quarter of 2002 and classified the expense in the Consolidated Statement of Operations within “Loss on investments.” On the accompanying Consolidated Statement of Cash Flows, $3.7 million is classified within “Noncash portion of loss on investments” and the remaining $5.9 million is classified as a reduction in restricted cash deposits.

Based on Titan’s analysis of the financial information of AII Holding, Inc., Titan reserved the investment in that company. The expense of $2.8 million was recorded in the fourth quarter of 2002, and is classified on the accompanying Consolidated Statement of Operations within “Loss on investments.”

Other income was $5.5 million for the year 2003, as compared to $2.7 million in 2002. Equity income on investments of $2.4 million was recorded in 2003 while none was recorded in 2002. As a result of operating foreign subsidiaries, the Company is subject to fluctuations in foreign currencies. Foreign currency exchange gains were $0.7 million for the year ended December 31, 2003, as compared to $2.0 million for 2002.

The Company recorded income tax expense of $3.0 million for the year ended December 31, 2003, as compared to an income tax benefit of $8.4 million for the year ended December 31, 2002. The Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax loss primarily as a result of income tax expense to be paid in foreign jurisdictions and the application of a valuation allowance on the domestic net deferred tax asset balance. As a result of several periods of recurring losses, the Company has reserved its net deferred tax asset position at December 31, 2003 and 2002, consistent with the Company’s accounting policies. The Company will continue to monitor its income tax position and will review the necessity of the valuation allowance at the end of each reporting period. To the extent it is determined that the deferred tax assets will be realized in excess of deferred tax liabilities, some or all of the valuation allowance will be reversed.

Net Loss

Net loss for the year ended December 31, 2003, was $(36.7) million, compared to $(35.9) million in 2002. Basic and diluted loss per share was $(1.75) for the year ended December 31, 2003, as compared to $(1.73) in 2002. Net loss and loss per share were impacted by the items described in the preceding paragraphs.

Agricultural Segment Results

Net sales in the agricultural market were $288.5 million for the year ended December 31, 2003, as compared to $278.3 million in 2002. The increase in net sales in the agricultural market was primarily attributed to increased foreign subsidiary sales resulting from favorable currency translation rates. Income from operations in the agricultural market was $4.9 million for the year 2003 as compared to $8.1 million in 2002. The decrease in income from operations in the agricultural market was primarily attributed to increased raw material prices, employee benefits, and insurance costs as previously discussed, as well as the costs associated with the idling of manufacturing at the Brownsville facility. In the second half of the year, the Company began to institute certain product price increases to partially offset these increased costs.

Earthmoving/Construction Segment Results

The Company’s earthmoving/construction market net sales were $169.1 million for the year ended December 31, 2003, as compared to $144.7 million in 2002. Currency exchange translations and sales to military customers accounted for the majority of the increased sales. Military sales, which are included in this segment, increased by more than $12 million in 2003, as compared to 2002. The Company’s earthmoving/construction market income from operations was $4.0 million for the year 2003, up from $3.1 million in 2002. The earthmoving/construction market was affected by increased costs for raw materials, employee benefits, and insurance as previously discussed, as well as the costs associated with the idling of manufacturing at the Brownsville facility. However, these costs were offset by a combination of higher sales volume and certain product price increases.

Consumer Segment Results

Consumer market net sales were $34.0 million for the year ended December 31, 2003, as compared to $39.8 million in 2002. Consumer market sales decreased primarily as a result of lower sales to boat trailer manufacturers. Consumer market loss from operations was $(0.3) million for the year 2003 as compared to income from operations of $0.1 million in 2002. The decrease in income from operations in the consumer market was primarily attributed to the combination of reduced sales levels, the idling of manufacturing at the Brownsville facility, and increased costs for raw materials, employee benefits and insurance as previously discussed.

Foreign Subsidiaries Sales

Net sales at foreign subsidiaries were $143.7 million for the year ended December 31, 2003, as compared to $119.4 million in 2002. The sales increase at foreign subsidiaries was primarily due to a favorable currency translation of approximately $21.0 million for the year ended December 31, 2003. To a lesser extent, the foreign subsidiaries have benefited by successfully obtaining sales to new customers and certain product price increases.

Corporate Expenses

Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $20.1 million and $4.8 million for the year ended December 31, 2003, as compared to $20.5 million and $4.9 million in 2002.

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

The Company’s profit margins continue to be affected by the excess capacity at the idle Natchez, Mississippi facility. Depreciation on the fixed assets at this facility and minimal operating costs continue to be incurred. A third party appraisal indicates the fair value of the fixed assets of this facility is in excess of the carrying value at December 31, 2002, of $20.1 million. The Company continually assesses its capacity requirements and makes necessary changes as dictated by customer demand.

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

Of the loss, $9.6 million is related to the FUNSA investment. During 2002, FUNSA stopped producing tires. FUNSA’s reorganization plans were significantly hindered by economic conditions, social distress and the resultant unrest in the country of Uruguay. Therefore, the Company recorded an investment loss of $9.6 million for its FUNSA investment in the third quarter of 2002 and classified the expense in the Consolidated Statement of Operations within “Loss on investments.” On the accompanying Consolidated Statement of Cash Flows, $3.7 million is classified within “Noncash portion of loss on investments” and the remaining $5.9 million is classified as a reduction in restricted cash deposits.

The additional $2.8 million loss on investment resulted from the Company’s decision to reserve its investment in AII Holding, Inc. Based on Titan’s analysis of the financial information of AII Holding, Inc., Titan reserved its investment in that company. The expense of $2.8 million was taken in the fourth quarter of 2002 and is classified on the accompanying Consolidated Statement of Operations within “Loss on investments.”

Gain on sale of assets in 2001 of $1.6 million was attributed to the sale of an aircraft during the first quarter of 2001. The gain on early retirement of debt in 2001 of $4.4 million resulted from the early retirement of $13.3 million of the Company’s senior subordinated notes due 2007.

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

Corporate Expenses

Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $20.5 million and $4.9 million for the year ended December 31, 2002, as compared to $20.7 million and $6.3 million in 2001.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2003, the Company had $6.6 million of unrestricted cash balances within various bank accounts. This unrestricted cash balance decreased by $15.5 million from December 31, 2002, due to the cash flows discussed in the following paragraphs.

For the year ended December 31, 2003, positive cash flows from operating activities of $10.4 million resulted primarily from depreciation and amortization of $32.3 million and a federal income tax refund of $7.7 million. These items were offset by the net loss of $(36.7) million. In comparison, for the year ended December 31, 2002, positive cash flows from operating activities of $16.9 million resulted primarily from depreciation and amortization of $33.6 million, as well as a federal tax refund of $16.3 million. The tax refund reduced deferred income tax assets by $8.2 million and other current assets by $8.1 million. Cash inflows for 2002 were partially offset by the net loss of $(35.9) million.

Depreciation and amortization expenses were reduced to $32.3 million for the year ended December 31, 2003, compared to $33.6 million in 2002.

Net cash used by investing activities was $9.5 million in 2003, as compared to $9.1 million in 2002. The Company invested $14.6 million in capital expenditures in 2003 as compared to $9.8 million in 2002. The capital expenditures represent various equipment purchases and building improvements to enhance production capabilities. Approximately $4 million of the expenditures in 2003 relate to a new paint system addition at the Company’s facility located in Italy. The Company estimates that capital expenditures for 2004 could range between $8 million and $12 million. The proceeds from the sale of investments of $4.6 million resulted from the July 2003 sale of the Company’s interest in Polymer Enterprises, Inc., as previously discussed. In 2001, the Company received proceeds of $5.2 million from the sale of a corporate aircraft.

Net cash used for financing activities in 2003 was $17.0 million. This cash outflow is primarily due to increases in restricted cash deposits of $24.2 million. Offsetting the outflow to restricted cash deposits was $7.3 million in net proceeds from debt borrowings over repayments on debt. In 2001, the Company’s $10.0 million of subordinated notes due Pirelli Armstrong Tire Corporation were paid.

Debt Funding

In December 2001, the Company replaced its former multicurrency credit agreement with a $99 million five-year term loan and a $20 million five-year revolving loan agreement. In July 2003, the term loan and revolving loan agreement were amended. Major revisions contained in the amendments include changes for increased flexibility regarding certain financial covenants, changes regarding prepayments, and the release of liens on certain assets. As part of these two amendments, the termination date was changed to January 2005 from December 2006.

At December 31, 2003, $86.4 million was outstanding on the term loan. The term loan is secured by certain receivables, inventory and fixed assets. The term loan has an interest rate of LIBOR plus a margin that ranges from 4% to 4½%. The interest rate on the term loan ranged from approximately 5½% to 6% during 2003. The term loan contains restrictions related to dividends, investments, guarantees, certain financial ratios and other customary affirmative and negative covenants. Principal payments of $5.0 million are due in 2004 on this term loan.

At December 31, 2003, no amounts were drawn on the $20 million revolving loan agreement. The loan agreement is secured by $15 million in restricted cash as well as certain receivables, inventory, and fixed assets. The loan agreement allows Titan to borrow funds at an interest rate of LIBOR plus 2%, or at the prime rate if the aggregate amount of loans outstanding on the agreement is $15 million or less. If the total loans outstanding are more than $15 million, the loan agreement allows Titan to borrow funds at an interest rate of LIBOR plus 4½% or at the prime rate plus 2½%. The revolving loan agreement contains restrictions related to dividends, investments, guarantees, certain financial ratios and other customary affirmative and negative covenants.

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

The Company is in compliance with these covenants and restrictions as of December 31, 2003. The Company’s adjusted minimum tangible net worth is required to be equal to or greater than $150 million and the Company computes it to be $180.1 million at December 31, 2003. The value of the equipment, accounts receivable and inventory are required to be equal to or greater than 3.00 times the outstanding principal balance of the term loan and is calculated to be 4.67 times this balance at year-end 2003. The value of the accounts receivable and inventory must be equal to or greater than $100 million and it is computed to be $196.5 million at December 31, 2003.

Foreign subsidiary debt consists of various long-term notes and overdraft facilities at the Company’s foreign facilities. The increase in foreign subsidiary debt resulted primarily from increased working capital requirements.

Other Issues

The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.

There have been no significant changes in interest rates, debt borrowings, or related covenants during 2003, other than the amendment of the Company’s term loan and revolving loan agreement as previously described.

The Company had restricted cash of $51.0 million at December 31, 2003. Restricted cash of $24.5 million is on deposit for a court appeal. Additionally, restricted cash of $15.0 million is collateral on a revolving loan agreement. The remaining $11.5 million is collateral on outstanding letters of credit for an industrial revenue bond of $9.6 million and another letter of credit for $1.9 million. The restricted cash balance at December 31, 2002, was $26.8 million. The $24.2 million increase in 2003 reflected the court appeal deposit of $24.5 million.

The Company’s Board of Directors has authorized Titan to repurchase up to 10.0 million shares of its common stock. The Company repurchased 0.2 million, 0.1 million and 0.1 million shares of its common stock at a cost of $0.2 million, $0.1 million and $0.4 million in 2003, 2002 and 2001, respectively. The Company repurchased 7.1 million shares in years prior to 2001 leaving the Company with authorization to repurchase an additional 2.5 million common shares subject to debt agreement covenants.

Liquidity Outlook

At December 31, 2003, the Company had unrestricted cash and cash equivalents of $6.6 million and no amounts were drawn on the $20 million revolving loan agreement.

Increased raw material prices, employee benefits, professional fees, and insurance costs are negatively impacting the profitability and the financial ratios of the Company. However, the Company is taking steps to increase margins as outlined in the following “Outlook” section.

Scheduled principal payments on debt total $21.2 million for 2004. These maturities include $16.0 million of short-term debt at foreign subsidiaries that the Company expects to be renewed if necessary. Principal payments of $5.2 million are due in 2004 for the Company’s term loan and other debt balances. Although the 2004 minimum pension funding calculations are not finalized, the Company estimates those funding requirements will range between $4 million and $6 million.

The Company’s term loan will terminate in January 2005. The balance at the time of termination is scheduled to be $81.5 million. However, this balance may be reduced by applying the majority of the proceeds of the Titan Europe offering if that transaction is completed. The Company intends to secure replacement financing by the termination date of the current term loan. At this time, the Company does not foresee the inability to refinance this debt. The Company has had initial talks with its current lenders as well as other lenders regarding the Company’s financial borrowing requirements.

As previously described, the Company is investigating taking Titan Europe public on the AIM market in London. If this offering is completed, the Company would receive a pre-tax cash payment which is currently estimated to be $50 million. There is no guarantee that this transaction will be completed. However, management currently anticipates that this offering transaction may be completed at the end of first quarter 2004.

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

The Company’s senior subordinated notes, totaling $136.8 million, are due in 2007. The Company plans to refinance these notes prior to their maturity.

The Company has $51.0 million in restricted cash deposits as previously described. The release of restricted cash deposits may provide future liquidity for the Company, dependent upon the structure of future debt agreements and the outcome of the court appeal of the Vehicular Technologies v Titan Wheel case.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company’s contractual obligations at December 31, 2003, consisted of the following (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Long-term debt	$269,558	$21,161	$87,969 (c)	$143,655	$16,773
Operating leases (a)	7,112	3,142	2,456	1,475	39
Other long-term liabilities (b)	0	0	0	0	0

Total	$276,670	$24,303	$90,425	$145,130	$16,812

(a)	Contained in the operating lease requirements under the “Less than 1 year category” is a lease for the building in Brownsville, Texas, in the amount of $0.8 million. The Brownsville, Texas, lease has been renewed until September 2004 with an additional one year extension option. Titan also maintains a purchase option for the one million square foot building that would be approximately $13.6 million depending on the exercise date and other items.

(b)	Minimum pension funding requirements are not included as such amounts have not been determined.

(c)	Term loan balloon payment of $81.5 million due on January 14, 2005.

Market Risk Sensitive Instruments

Exchange Rate Sensitivity

The Company is exposed to fluctuations in the Euro, British pound and other world currencies. Titan does not hedge foreign currency transaction or translation exposures. The Company’s net investment in foreign subsidiaries translated into U.S. dollars at December 31, 2003, is $67.5 million. The hypothetical potential loss in value of the Company’s net investment in foreign subsidiaries resulting from a 10% adverse change in foreign currency exchange rates at December 31, 2003, would amount to $6.8 million.

Commodity Price Sensitivity

The Company does not generally enter into long-term commodity contracts and does not use derivative commodity instruments to hedge its exposures to commodity market price fluctuations. Therefore, the Company is exposed to price fluctuations of its key commodities, which consist primarily of steel and rubber. The Company attempts and, depending on market conditions, passes on certain material price increases and decreases to its customers.

Interest Rate Sensitivity

At December 31, 2003, the fair value of the Company’s senior subordinated notes, based upon quoted market prices obtained through independent pricing sources, was $105.3 million, compared to the carrying value of $136.8 million. The Company believes the carrying value of its other debt reasonably approximates fair value at December 31, 2003.

Outlook

Titan’s results have been negatively impacted by increases in the costs for raw materials, employee benefits, professional fees, and insurance. If current global market conditions and higher operating costs persist, these issues will continue to have a negative impact on the Company’s margins. To combat these obstacles, the Company continues to seek opportunities to lower costs and to pursue new channels for increasing sales. The Company is working with equipment dealers to offer Titan wheels and tires directly through their dealerships. Also, Titan is cultivating relationships with many smaller companies that can benefit from the Company’s engineering expertise and commitment to the off-highway sector. Titan has instituted price increases to help offset higher operating costs. Certain of the Company’s customers are forecasting double-digit sales increases for 2004. With these forecasted higher sales levels, improved efficiencies should result in higher margins for Titan when combined with product price increases. Through these efforts, the Company is preparing to return to profitability.

As previously described, the Company is investigating taking Titan Europe public on the AIM market in London. If this offering is completed, there would be several significant implications on Titan’s financial statements in 2004. At December 31, 2003, Titan Europe’s total assets were $165.0 million and total debt was $35.7 million. In 2003, Titan Europe had net sales of $143.7 million, income from operations on a consolidated basis of $5.4 million and other income of $3.0 million. However, the final impact on these items and others cannot be predicted, as a number of variables will not be determined until the transaction is completed. Titan Europe’s operating results would no longer be consolidated with those of the Company. However, as an equity investment, the Company would record its share of Titan Europe’s income or loss in Titan’s financial results. Titan’s ownership of the new public European company is estimated to be between 20% and 49%. The majority of the proceeds from this transaction would be used to repay the Company’s U.S. debt.

Agricultural Segment

Agricultural market sales are expected to increase in 2004. Crop and livestock prices have remained high, lifting farm income. The healthy farm income combined with favorable tax depreciation provisions in the United States should support an upturn in the sales of agricultural equipment. Although small tractor sales have increased, the sale of large tractors and combines has remained depressed for several years. Any increase in the sale of larger agricultural equipment would be beneficial to the Company, as the Company typically realizes higher margins on products made for larger equipment. Many variables, including weather, export markets, and future government policies and payments can greatly influence the overall health of the agricultural economy.

Earthmoving/Construction Segment

Sales for the earthmoving/construction market are expected to be slightly higher in 2004. Housing construction continues to remain robust. Rental firms have slowly begun to replenish stocks of construction equipment. Military sales, which are included in this segment, are expected to remain strong. Replacement demand is expected to move slightly higher in the earthmoving/construction segment.

Consumer Segment

Sales in the consumer market are expected to be flat in 2004. The ATV wheel and tire aftermarket is expected to continue to offer future growth opportunities. Many items affect the consumer market including weather, competitive pricing, energy prices, and consumer attitude, which has improved but remains cautious as the result of employment data.

Pensions

The Company has three defined benefit pension plans. These plans are described in Note 20 of the Company’s Notes to Consolidated Financial Statements. The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. In 2003, the Company changed the discount rate used in its calculations to 6¼% from 6¾%. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations.

Titan’s projected benefit obligation at December 31, 2003, was $74.8 million as compared to $73.3 million for December 31, 2002. During 2003, the Company recorded net periodic pension cost of $2.8 million for pension expenses and prior service cost of $0.1 million was recognized. The minimum pension liability of the Company was $23.1 million at December 31, 2003 as compared to $19.1 million at December 31, 2002. The minimum liability is recorded as a direct charge to stockholders’ equity and does not affect net income, but is included in other comprehensive income. Titan may be required to record additional net periodic pension cost in the future, which may affect the Company’s financial position, cash flows and results of operations.

Euro Conversion

The Company adopted the Euro currency in operations affected by this change on January 1, 2002. The costs associated with the transition to the Euro were not material.

New Accounting Standards

Statement of Financial Accounting Standards Number 146

In June 2002, Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Exit or Disposal Costs,” was issued. This statement requires companies to recognize certain liabilities and costs associated with exit or disposal activities when incurred rather than when management commits to an exit plan. Adoption of this standard is required for any exit or disposal activities initiated subsequent to December 31, 2002. The adoption of SFAS No. 146 had no material effect on the Company’s financial position, cash flows or results of operations.

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

Financial Accounting Standards Board Interpretation Number 46

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities,” was issued. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities of the variable interest entity or is entitled to receive a majority of the entity’s residual returns. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. For entities created prior to this date, adoption of the statement and interpretations is required to be applied in the first interim period beginning after March 15, 2004. Certain disclosure requirements apply in all financial statements issued after January 1, 2003. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

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

Safe Harbor Statement

This Form 10-K contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in the Company’s business, (ii) future expenditures for capital projects, (iii) the Company’s ability to continue to control costs and maintain quality, (iv) meeting financial covenants and conditions of its loan agreements, (v) the Company’s business strategies, including its intention to introduce new products, (vi) expectations concerning the performance and commercial success of the Company’s existing and new products and (vii) the Company’s intention to consider and pursue acquisitions and divestitures. Readers of this Form 10-K should understand that these forward-looking statements are based on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control.

Actual results could differ materially from these forward-looking statements as a result of certain factors, including, (i) changes in the Company’s end-user markets as a result of world economic or regulatory influences, (ii) fluctuations in currency translations, (iii) changes in the competitive marketplace, including new products and pricing changes by the Company’s competitors, (iv) availability and price of raw materials, (v) levels of operating efficiencies, (vi) actions of domestic and foreign governments, (vii) results of investments, and (viii) ability to secure financing at reasonable terms. Any changes in such factors could lead to significantly different results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7, Part II of this report.

Item 8. Financial Statements and Supplementary Data

Reference is made to Item 15, Part IV of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The Company’s principal executive officer and principal financial officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of the end of the period covered by this Form 10-K. There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Executive Officers and Directors

The information required by Item 10 regarding the Company’s directors is incorporated by reference to the Company’s 2004 Proxy Statement under the captions “Election of Directors”, “Directors Continuing in Office.”, and “Committees and Meetings of the Board of Directors.” The information required by Item 10 regarding the Company’s executive officers appears as Item 4a, Part I of this report.

The Company adopted a business conduct policy in July 2000, which is applicable to directors, officers and employees. The Company has adopted corporate governance guidelines. The business conduct policy and corporate governance guidelines will be available under the investor information category of the Company’s website, www.titan-intl.com. The Company intends to satisfy disclosure requirements regarding amendments to or waivers from its business conduct policy by posting such information on its website. A printed copy of the business conduct policy and corporate governance guidelines are available by writing to: Secretary of Titan International, Inc., 2701 Spruce Street, Quincy, IL 62301.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the Company’s 2004 Proxy Statement under the caption “Compensation of Executive Officers.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

Except for the information concerning equity compensation plans, the information required by Item 12 is incorporated by reference to the Company’s 2004 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table provides information about shares of Titan common stock that may be issued under Titan’s equity compensation plans, as of December 31, 2003:

			(iii)
			Number of securities
	(i)	(ii)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (i))

Equity compensation plans approved by security holders	948,650 (a)	11.29	526,818
Equity compensation plans not approved by security holders	0	n/a	0

Total	948,650	11.29	526,818

(a)	Amount includes outstanding options under the Company’s 1993 Stock Incentive Plan and 1994 Non-Employee Director Stock Option Plan. No options were granted in 2003 under these plans.

For additional information regarding the Company’s stock option plans, please see Note 21 of the Company’s Notes to Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to the Company’s 2004 Proxy Statement under the caption “Related Party Transactions” and also appears in Note 25 of the Company’s Notes to Consolidated Financial Statements.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the Company’s 2004 Proxy Statement under the caption “Audit and Other Fees.”

PART IV

Item 15.		Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	1.	Financial Statements

		Management’s Responsibility for Financial Statements	F-1

		Report of PricewaterhouseCoopers LLP	F-2

		Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	F-3

		Consolidated Balance Sheets at December 31, 2003 and 2002	F-4

		Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	F-5

		Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	F-6

		Notes to Consolidated Financial Statements	F-7 through F-31

	2.	Financial Statement Schedule

		Schedule II – Valuation Reserves	S-1

	3.	Exhibits

The accompanying Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K

In a Current Report filed on Form 8-K dated October 1, 2003, the Company reported $24.5 million of restricted cash is on deposit for a court appeal of the Vehicular Technologies v Titan Wheel case.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2004	TITAN INTERNATIONAL, INC.

	By:	/S/ MAURICE M. TAYLOR JR.

Maurice M. Taylor Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2004.

Signatures	Capacity

/S/ MAURICE M. TAYLOR JR.	President, Chief Executive Officer
and Director
Maurice M. Taylor Jr.	(Principal Executive Officer)

/S/ KENT W. HACKAMACK	Vice President of Finance and Treasurer
(Principal Financial Officer and
Kent W. Hackamack	Principal Accounting Officer)

/S/ ERWIN H. BILLIG	Director

Erwin H. Billig

/S/ EDWARD J. CAMPBELL	Director

Edward J. Campbell

/S/ RICHARD M. CASHIN JR.	Director

Richard M. Cashin Jr.

/S/ ALBERT J. FEBBO	Director

Albert J. Febbo

/S/ MITCHELL I. QUAIN	Director

Mitchell I. Quain

/S/ ANTHONY L. SOAVE	Director

Anthony L. Soave

TITAN INTERNATIONAL, INC.

Exhibit Index
Form 10-K
2003

Exhibit
No.	DESCRIPTION

3.1(a)	Amended Restated Articles of Incorporation of the Company

3.2(b)	Bylaws of the Company

10.1(c)	Registration Rights Agreement dated November 12, 1993, between the Company and 399 Venture Partners, Inc.

10.2(d)	1994 Non-Employee Director Stock Option Plan

10.3(d)	1993 Stock Incentive Plan

10.4(e)	Indenture between the Company and The First National Bank of Chicago dated March 21, 1997 (Transferred to National City Bank of Indiana)

10.5(f)	Credit Agreement dated December 21, 2001, among the Company and General Electric Capital Corporation serving as agent for a group of lenders

10.6(f)	Loan Agreement dated December 21, 2001, among the Company and LaSalle Bank National Association

10.7(g)	The July 25, 2003, Amendment to Credit Agreement among the Company and General Electric Capital Corporation

10.8(g)	The July 25, 2003, Amendment to Loan Agreement among the Company and LaSalle Bank National Association

21*	Subsidiaries of the Registrant

23*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(a)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for the quarterly period ended September 30, 1998 (No. 001-12936).

(b)	Incorporated by reference to the same numbered exhibit contained in the Company’s Registration Statement on Form S-4 (No. 33-69228).

(c)	Incorporated by reference to the same numbered exhibit contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

(d)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-61743).

(e)	Incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (No. 333-22279).

(f)	Incorporated by reference to the same numbered exhibit filed with the Company’s Form 8-K filed on January 18, 2002.

(g)	Incorporated by reference to the same numbered exhibit filed with the Company’s Form 8-K filed on July 29, 2003.

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

To further safeguard assets, the Company has established an Audit Committee, which is comprised entirely of outside directors. The Audit Committee meets with the independent auditors, with and without management present, to discuss audit and financial reporting matters and internal accounting controls.

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent auditors. They have evaluated the Company’s internal accounting control structure and performed tests and other procedures necessary to express an opinion on the fairness of the consolidated financial statements.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
and Stockholders of
Titan International, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 33 present fairly, in all material respects, the financial position of Titan International, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 33 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

St. Louis, Missouri
February 23, 2004

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,
	2003	2002	2001

Net sales	$491,672	$462,820	$457,475
Cost of sales	461,969	433,079	438,811

Gross profit	29,703	29,741	18,664
Selling, general and administrative expenses	43,174	40,318	49,040
Research and development expenses	2,749	3,509	3,089

Loss from operations	(16,220)	(14,086)	(33,465)
Interest expense	(20,231)	(20,565)	(20,919)
Loss on investments	(2,707)	(12,376)	0
Gain on sale of assets	0	0	1,619
Gain on early retirement of debt	0	0	4,356
Other income	5,490	2,734	2,023

Loss before income taxes	(33,668)	(44,293)	(46,386)
Provision (benefit) for income taxes	2,989	(8,416)	(11,597)

Net loss	$(36,657)	$(35,877)	$(34,789)

Loss per common share:
Basic	$(1.75)	$(1.73)	$(1.68)
Diluted	(1.75)	(1.73)	(1.68)
Average common shares and equivalents outstanding:
Basic	20,984	20,791	20,656
Diluted	20,984	20,791	20,656

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31,
	2003	2002

Assets
Current assets
Cash and cash equivalents	$6,556	$22,049
Accounts receivable (net allowance of $5,331 and $3,172,respectively)	83,975	82,588
Inventories	112,496	109,142
Assets held for sale	37,775	0
Deferred income taxes	20,343	12,009
Prepaid and other current assets	25,801	28,781

Total current assets	286,946	254,569
Property, plant and equipment, net	138,482	186,540
Restricted cash deposits	51,039	26,803
Other assets	27,794	46,248
Goodwill, net	18,823	17,839

Total assets	$523,084	$531,999

Liabilities and Stockholders’ equity
Current liabilities
Short-term debt (including current portion of long-term debt)	$21,161	$10,615
Accounts payable	51,931	49,007
Other current liabilities	29,883	24,684

Total current liabilities	102,975	84,306
Deferred income taxes	22,796	12,009
Other long-term liabilities	36,960	42,538
Long-term debt	248,397	249,119

Total liabilities	411,128	387,972

Commitments and contingencies: Notes 12, 22 and 23
Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized, 27,555,081 issued)	27	27
Additional paid-in capital	203,050	210,231
Retained earnings	10,629	47,705
Treasury stock (at cost, 6,357,761 and 6,764,199 shares, respectively)	(81,204)	(88,963)
Accumulated other comprehensive loss	(20,546)	(24,973)

Total stockholders’ equity	111,956	144,027

Total liabilities and stockholders’ equity	$523,084	$531,999

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(All amounts in thousands, except share data)

						Accumulated
	Number of		Additional			other
	common	Common	paid-in	Retained	Treasury	comprehensive
	shares	Stock	capital	earnings	stock	income (loss)	Total

Balance January 1, 2001	20,626,397	$27	$213,423	$119,405	$(93,041)	$(11,109)	$228,705

Comprehensive loss:
Net loss				(34,789)			(34,789)
Currency translation adjustment						(1,977)	(1,977)
Minimum pension liability						(5,667)	(5,667)

Comprehensive loss				(34,789)		(7,644)	(42,433)
Dividends paid on common stock				(618)			(618)
Issuance of treasury stock under 401(k) plans	160,937		(1,518)		2,146		628
Treasury stock transactions	(97,200)				(375)		(375)

Balance December 31, 2001	20,690,134	27	211,905	83,998	(91,270)	(18,753)	185,907

Comprehensive loss:
Net loss				(35,877)			(35,877)
Currency translation adjustment						6,685	6,685
Minimum pension liability						(12,905)	(12,905)

Comprehensive loss				(35,877)		(6,220)	(42,097)
Dividends paid on common stock				(416)			(416)
Issuance of treasury stock under 401(k) plans	182,248		(1,674)		2,418		744
Treasury stock transactions	(81,500)				(111)		(111)

Balance December 31, 2002	20,790,882	27	210,231	47,705	(88,963)	(24,973)	144,027

Comprehensive income (loss):
Net loss				(36,657)			(36,657)
Currency translation adjustment						8,460	8,460
Minimum pension liability						(4,033)	(4,033)

Comprehensive income (loss)				(36,657)		4,427	(32,230)
Dividends paid on common stock				(419)			(419)
Issuance of treasury stock under 401(k) plan	623,938		(7,181)		8,003		822
Treasury stock transactions	(217,500)				(244)		(244)

Balance December 31, 2003	21,197,320	$27	$203,050	$10,629	$(81,204)	$(20,546)	$111,956

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net loss	$(36,657)	$(35,877)	$(34,789)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	32,277	33,622	37,263
Noncash portion of loss on investment	2,707	6,451	0
Gain on sale of assets	0	0	(1,619)
Gain on early retirement of debt	0	0	(4,356)
Deferred income tax provision (benefit)	2,453	3,511	(9,746)
Noncash portion of union settlement and other costs	0	0	3,846
(Increase) decrease in current assets:
Accounts receivable	4,749	(600)	4,303
Inventories	1,023	9,414	41,140
Income tax refunds received	7,687	16,284	0
Prepaid and other current assets	(390)	(2,914)	2,377
Increase (decrease) in current liabilities:
Accounts payable	(1,343)	(8,392)	1,956
Other current liabilities	3,382	748	(19,702)
Other, net	(5,506)	(5,339)	5,090

Net cash provided by operating activities	10,382	16,908	25,763

Cash flows from investing activities:
Capital expenditures	(14,564)	(9,759)	(11,865)
Proceeds from sale of investments	4,636	0	0
Proceeds from sale of assets	0	0	5,200
Purchase of preferred stock	0	0	(4,500)
Other	410	618	(5,321)

Net cash used for investing activities	(9,518)	(9,141)	(16,486)

Cash flows from financing activities:
Proceeds from borrowings	30,297	1,084	116,565
Repayments on debt/repurchase of bonds	(23,037)	(4,752)	(24,660)
Repayments on credit facility, net	0	0	(60,000)
Restricted cash withdrawal for loss on investment	0	5,925	0
Restricted cash decrease (increase)	(24,236)	1,933	(34,661)
Repurchase of common stock	(244)	(111)	(375)
Payment of financing fees	(200)	0	(2,279)
Dividends paid	(419)	(416)	(827)
Other	822	744	627

Net cash (used for) provided by financing activities	(17,017)	4,407	(5,610)

Effect of exchange rate changes on cash	660	661	(121)
Net (decrease) increase in cash and cash equivalents	(15,493)	12,835	3,546
Cash and cash equivalents, beginning of year	22,049	9,214	5,668

Cash and cash equivalents, end of year	$6,556	$22,049	$9,214

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

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. Titan records its investment in each unconsolidated affiliated company (20% to 49% ownership) at its related equity in the net assets of such affiliate, as adjusted for equity earnings and losses. Investments of less than 20% in other companies are carried at cost. All significant intercompany accounts and transactions have been eliminated.

Product costing

Inventories are valued at the lower of cost or market. For operations in the United States, cost is determined using the last-in, first-out (LIFO) method for approximately 51% of inventories and the first-in, first-out (FIFO) method for the remainder of inventories. Inventory of foreign subsidiaries is valued using the FIFO method. Market value is estimated based on current selling prices. Estimated provisions are established for excess and obsolete inventory as well as inventory carried above market price based on historical experience.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets held for sale

Assets held for sale were determined by the Company’s decision to sell certain assets at the company’s idled facilities in Walcott, Iowa, Greenwood, South Carolina, Brownsville, Texas, and Natchez, Mississippi. The Company had assets held for sale of $37.8 million at December 31, 2003. Depreciation will not be recorded on assets held for sale in 2004 in accordance with SFAS No. 144. Appraisals from third-party appraisal firms have determined that the net book value of the machinery and equipment at these facilities is less than the fair market value.

Deferred financing costs

Deferred financing costs are costs incurred in connection with the Company’s term loan, senior subordinated notes, and industrial revenue bonds. The costs associated with the term loan are being amortized over the term of the loan. The discount and costs associated with the senior subordinated notes are amortized straight line over 10 years, the term of the notes. Such amortization approximates the effective interest rate method. The costs associated with the industrial revenue bonds are being amortized over the life of the bonds on a straight-line basis.

Fair value of financial instruments

The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value. The senior subordinated notes due 2007 are the only significant financial instrument of the Company with a fair value different than the recorded value. At December 31, 2003, the fair value of the senior subordinated notes, based on quoted market prices obtained through independent pricing sources, was approximately $105.3 million, compared to a carrying value of $136.8 million.

Valuation of investments accounted for under the equity method

The Company assesses the carrying value of its equity investments whenever events and circumstances indicate that the carrying values may not be recoverable. Investment write-downs, if necessary, are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. These write-downs, if any, are measured as the excess of the carrying value of the asset over the discounted expected future cash flows or the estimated fair value of the asset.

Impairment of fixed assets

The Company reviews fixed assets to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. Impairment losses are measured as the excess of the carrying value of the asset over the discounted expected future cash flows or the estimated fair value of the asset.

Impairment of goodwill

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable as required by the adoption of Statement of Financial Accounting Standards (SFAS) No. 142. The carrying amount of goodwill by segment at December 31, 2003 was (i) agricultural of $10.3 million, (ii) earthmoving/construction of $6.7 million, and (iii) consumer of $1.8 million. Based on a discounted cash flow method at December 31, 2003, the Company’s computation showed no impairment. See Note 8 for additional information.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign currency translation

The financial statements of the Company’s foreign subsidiaries are translated to United States currency in accordance with SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities are translated to United States dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are included in “Accumulated other comprehensive loss” in stockholders’ equity. Gains and losses that result from foreign currency transactions are included in the accompanying Consolidated Statements of Operations.

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

The Company paid $19.1 million, $19.2 million, and $19.7 million for interest; and $4.0 million, $1.5 million, and $5.9 million for income taxes in 2003, 2002 and 2001, respectively.

Global market risk

The Company manufactures and sells products in the United States and foreign countries. The Company is potentially subject to foreign currency exchange risk relating to receipts from customers and payments to suppliers in foreign currencies. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company operates. Gains and losses arising from the settlement of foreign currency transactions are charged to the related period’s Consolidated Statement of Operations. Translation adjustments arising from the translation of foreign subsidiary financial statements are recorded as a part of accumulated other comprehensive loss in stockholders’ equity.

Reclassification

Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-based compensation

At December 31, 2003, the Company has two stock-based compensation plans, which are described in Note 21. The Company applies the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. No stock-based compensation expense was reflected in the 2003, 2002, or 2001 net loss as any options granted during those years had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except share data):

	2003	2002	2001

Net loss – as reported	$(36,657)	$(35,877)	$(34,789)
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(9)	(116)	(237)

Pro forma net loss	$(36,666)	$(35,993)	$(35,026)

Loss per share:
Basic – as reported	$(1.75)	$(1.73)	$(1.68)
Basic – pro forma	(1.75)	(1.73)	(1.69)
Diluted – as reported	$(1.75)	$(1.73)	$(1.68)
Diluted – pro forma	(1.75)	(1.73)	(1.69)

The Company granted no options in 2003. The weighted-average fair value of options granted during 2002 and 2001 was $2.77 and $2.38 per option, respectively.

New accounting standards

In June 2002, Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Exit or Disposal Costs,” was issued. This statement requires companies to recognize certain liabilities and costs associated with exit or disposal activities when incurred rather than when management commits to an exit plan. Adoption of this standard is required for any exit or disposal activities initiated subsequent to December 31, 2002. The adoption of SFAS No. 146 had no material effect on the Company’s financial position, cash flows or results of operations.

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

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities,” was issued. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities of the variable interest entity or is entitled to receive a majority of the entity’s residual returns. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. For entities created prior to this date, adoption of the statement and interpretations is required to be applied in the first interim period beginning after March 15, 2004. Certain disclosure requirements apply in all financial statements issued after January 1, 2003. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

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

2. Inventories

Inventories at December 31, 2003 and 2002, consisted of the following (in thousands):

	2003	2002

Raw material	$38,054	$32,927
Work-in-process	17,457	18,209
Finished goods	53,177	56,218

	108,688	107,354
LIFO reserve	3,808	1,788

	$112,496	$109,142

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Assets held for sale

In December 2003, the Company’s management and Board of Directors approved the sale of certain operating assets with a carrying value of $37.8 million at December 31, 2003. Land and buildings at the Company’s idle facilities in Walcott, Iowa, and Greenwood, South Carolina, totaling $4.9 million are included in this amount. Machinery and equipment located at the Company’s idle facilities in Brownsville, Texas, and Natchez, Mississippi, totaling $32.9 million are also included in assets held for sale. Depreciation will not be recorded on assets held for sale in 2004 in accordance with SFAS No. 144. Depreciation on these assets held for sale was $5.2 million, $4.9 million, and $4.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Had these assets not been classified as held for sale, depreciation would have been $5.6 million in 2004. Appraisals from third-party appraisal firms have determined that the net book value of the machinery and equipment at these facilities is less than the fair market value. The Company has had inquiries regarding these assets and will continue the sales process in 2004 with the intention of completion within one year.

4.     Property, plant and equipment

Property, plant and equipment at December 31, 2003 and 2002, consisted of the following (in thousands):

	2003		2002

Land and improvements	$2,504	(a)	$3,211
Buildings and improvements	62,857	(a)	66,614
Machinery and equipment	235,997	(a)	260,639
Tools, dies and molds	65,107	(a)	63,108
Construction-in-process	2,171		13,694

	368,636		407,266
Less accumulated depreciation	(230,154)		(220,726)

	$138,482		$186,540

     (a)  Excluding assets held for sale.

Depreciation of fixed assets for the years 2003, 2002 and 2001 totaled $30.0 million, $31.7 million, and $33.7 million, respectively.

5. Restricted cash deposits

The Company had restricted cash deposits of $51.0 million at December 31, 2003. Restricted cash of $24.5 million is on deposit for a court appeal of the Vehicular Technologies v Titan Wheel case as described in the Company’s Form 8-K filed on October 1, 2003. Additionally, restricted cash of $15.0 million is collateral on a revolving loan agreement as described in Note 12. The remaining $11.5 million of restricted cash is collateral on outstanding letters of credit for an industrial revenue bond of $9.6 million and another letter of credit for $1.9 million.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Other assets

Other assets at December 31, 2003 and 2002, consisted of the following (in thousands):

	2003	2002

Investments accounted for under equity & stock methods	$16,374	$20,181
Notes receivable	0	15,002
Deferred financing	2,737	3,731
Other	8,683	7,334

	$27,794	$46,248

     See Note 7 for further discussion of equity investments.

7. Equity investments

The Company maintains financial interests in Wheels India Limited (WIL), a wheel manufacturer located in India. The Company owns 36% of WIL common stock. This investment is accounted for using the equity method. The carrying value of this investment was $16.4 million and $12.8 million at December 31, 2003 and 2002, respectively. The increase in the carrying value was due to currency exchange fluctuations and equity income of $2.4 million recorded in 2003. Dividends received from this investment were $0.2 million for each of 2003 and 2002. WIL is publicly traded on the National Stock Exchange of India Ltd. (NSE). Based on the NSE quoted price, the calculated value of the Company’s shares was $25.2 million at December 31, 2003.

8. Goodwill

The carrying amount of goodwill by segment at December 31, 2003 was (i) agricultural of $10.3 million, (ii) earthmoving/construction of $6.7 million, and (iii) consumer of $1.8 million. The increase in goodwill, net from $17.8 million at December 31, 2002, to $18.8 million at December 31, 2003, is the result of currency exchange fluctuations.

Goodwill, net reflects accumulated amortization of $5.8 million at December 31, 2003 and $5.6 million at December 31, 2002. The change in accumulated amortization is the result of currency exchange fluctuations. No goodwill amortization has been recorded in 2003 or 2002 pursuant to the adoption of SFAS No. 142 on January 1, 2002.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below provides comparative net earnings and earnings per share information had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

	2003	2002	2001

Net loss (in thousands)
As reported	$(36,657)	$(35,877)	$(34,789)
Goodwill amortization, net of tax	0	0	586

Adjusted net loss	$(36,657)	$(35,877)	$(34,203)

Basic & diluted loss per share
As reported	$(1.75)	$(1.73)	$(1.68)
Goodwill amortization, net of tax	0	0	.03

Adjusted net loss per share	$(1.75)	$(1.73)	$(1.65)

Based on a discounted cash flow method at December 31, 2003, the Company’s computation showed no impairment. The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill tests will not result in a charge to earnings.

9. Other current liabilities

Other current liabilities at December 31, 2003 and 2002, consisted of the following (in thousands):

	2003	2002

Accrued taxes	$9,053	$4,043
Accrued wages and commissions	7,066	6,367
Accrued insurance	4,171	3,244
Accrued interest	3,445	3,491
Other	6,148	7,539

	$29,883	$24,684

10. Warranty costs

The Company provides limited warranties on workmanship on its products in all market segments. The majority of the Company’s products have a limited warranty that ranges from zero to ten years with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. Warranty accruals are included as a component of other current liabilities on the Consolidated Balance Sheets. Changes in the warranty liability consisted of the following (in thousands):

	2003	2002

Warranty liability, January 1	$1,617	$1,625
Provision for warranty liabilities	2,273	2,137
Warranty payments made	(2,382)	(2,145)

Warranty liability, December 31	$1,508	$1,617

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Other long-term liabilities

Other long-term liabilities at December 31, 2003 and 2002, consisted of the following (in thousands):

	2003	2002

Accrued pension	$24,341	$29,139
Accrued employee liabilities	9,725	7,956
Other	2,894	5,443

	$36,960	$42,538

12. Long-term debt

Long-term debt at December 31, 2003 and 2002, consisted of the following (in thousands):

	2003	2002

Senior subordinated notes	$136,750	$136,750
Term loan	86,425	96,525
Revolving loan agreement	0	0
Foreign subsidiary debt	35,653	15,590
Industrial revenue bonds and other	10,730	10,869

	269,558	259,734
Less amounts due within one year	21,161	10,615

	$248,397	$249,119

In March 1997, the Company issued $150 million principal amount of 8¾% senior subordinated notes, priced to the public at 99.5 percent of face value, due 2007. During the second quarter of 2001, the Company retired $13.3 million of these notes. A pre-tax gain of $4.4 million was recognized on this early retirement of debt.

In December 2001, the Company replaced its former multicurrency credit agreement with a $99 million five-year term loan and a $20 million five-year revolving loan agreement. In July 2003, this loan and revolving loan agreement were amended. Major revisions contained in the amendments include changes for increased flexibility regarding certain financial covenants, changes regarding prepayments, and the release of liens on certain assets. As part of these two amendments, the termination date was changed to January 2005 from December 2006.

At December 31, 2003, $86.4 million was outstanding on the term loan. The term loan is secured by certain receivables, inventory and fixed assets. The term loan has an interest rate of LIBOR plus a margin that ranges from 4% to 4½%. The interest rate on the term loan ranged from approximately 5½% to 6% during 2003. The term loan contains restrictions related to dividends, investments, guarantees, certain financial ratios and other customary affirmative and negative covenants. The Company is in compliance with these covenants and restrictions as of December 31, 2003. Principal payments of $5.0 million are due in 2004 on this term loan.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s term loan will terminate in January 2005. The balance at the time of termination is scheduled to be $81.5 million. However, this balance may be reduced by applying the majority of the proceeds of the Titan Europe offering if that transaction is completed. The Company intends to secure replacement financing by the termination date of the current term loan. At this time, the Company does not foresee the inability to refinance this debt. The Company has had initial talks with its current lenders as well as other lenders regarding the Company’s financial borrowing requirements.

At December 31, 2003, no amounts were drawn on the $20 million revolving loan agreement. The loan agreement is secured by $15 million in restricted cash as well as certain receivables, inventory, and fixed assets. The loan agreement allows Titan to borrow funds at an interest rate of LIBOR plus 2%, or at the prime rate if the aggregate amount of loans outstanding on the agreement is $15 million or less. If the total loans outstanding are more than $15 million, the loan agreement allows Titan to borrow funds at an interest rate of LIBOR plus 4½% or at the prime rate plus 2½%. The revolving loan agreement contains restrictions related to dividends, investments, guarantees, certain financial ratios and other customary affirmative and negative covenants. The Company is in compliance with these covenants and restrictions as of December 31, 2003.

Foreign subsidiary debt consists of various long-term notes and overdraft facilities at the Company’s foreign facilities. Maturity dates on this debt range from less than one year to eight years and interest rates range from 2½% to 7½%. The increase in foreign subsidiary debt resulted primarily from increased working capital requirements.

Other debt of $10.7 million primarily consists of industrial revenue bonds (of which $9.6 million is held in restricted cash as collateral), loans from local and state entities, and other long-term notes. Maturity dates on this debt range from three to seven years and interest rates range from 1% to 3½%.

Aggregate maturities of long-term debt are as follows (in thousands):

2004	$21,161
2005	84,704
2006	3,265
2007	139,935
2008	3,720
Thereafter	16,773

$269,558

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Accumulated other comprehensive loss

Accumulated other comprehensive loss consisted of the following (in thousands):

		Minimum
	Currency	Pension
	Translation	Liability
	Adjustments	Adjustments	Total

Balance at January 1, 2002	$(12,576)	$(6,177)	$(18,753)
Currency translation adjustments	6,685	0	6,685
Minimum pension liability adjustment, net changes in taxes of $6,157	0	(12,905)	(12,905)

Balance at December 31, 2002	(5,891)	(19,082)	(24,973)
Currency translation adjustments	8,460	0	8,460
Minimum pension liability adjustment, net changes in taxes of $(5,346)	0	(4,033)	(4,033)

Balance at December 31, 2003	$2,569	$(23,115)	$(20,546)

14. Stockholders’ equity

The Company repurchased 0.2 million, 0.1 million and 0.1 million shares of its common stock at a cost of $0.2 million, $0.1 million and $0.4 million in 2003, 2002 and 2001, respectively. The Company is authorized by the Board of Directors to repurchase an additional 2.5 million common shares subject to debt agreement covenants. The Company paid cash dividends of $.02 per share of common stock during 2003 and 2002 and $.03 per share of common stock during 2001.

15. Loss on investment

In July 2003, the Company sold its interest in Polymer Enterprises, Inc. for $4.6 million, with cash proceeds being applied to the Company’s term loan. This investment had been accounted for using the cost method. This sale resulted in a $2.7 million loss on the sale of the investment. Polymer, a privately held company in Greensburg, Pennsylvania, manufactures specialty tires and various rubber-related products for industrial applications.

The Company previously maintained financial interests, accounted for under the equity method, in Fabrica Uruguaya de Neumaticos S.A. (FUNSA), a tire manufacturer located in Uruguay, South America. During 2002, FUNSA stopped producing tires. FUNSA’s reorganization plans were significantly hindered by economic conditions, social distress and the resultant unrest in the country of Uruguay. Therefore, the Company recorded an investment loss of $9.6 million for its FUNSA investment in the third quarter of 2002 and classified the expense in the Consolidated Statement of Operations within “Loss on investments.” On the accompanying Consolidated Statement of Cash Flows, $3.7 million is classified within “Noncash portion of loss on investments” and the remaining $5.9 million is classified as a reduction in restricted cash deposits.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company maintains financial interests in AII Holding, Inc. with an original investment of $2.0 million of preferred stock, accounted for using the cost method. The privately held AII Holding, Inc. is a specialist in automated welding technology equipment located in Danville, Illinois. Based on Titan’s analysis of the financial information of AII Holding, Inc., Titan fully reserved the investment in that company in 2002. The expense of $2.8 million was recorded in the fourth quarter of 2002 and is classified on the accompanying Consolidated Statement of Operations within “Loss on investments.” The $2.8 million expense included $2.0 million for the preferred stock and $0.8 million for accrued dividends.

16. Gain on early retirement of debt

The Company recorded a gain on early retirement of debt of $4.4 million in the second quarter of 2001. This gain was originally classified as an extraordinary item in accordance with Financial Accounting Standards Board (FASB) Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” In accordance with FASB Statement No. 4, the gain was shown net of taxes of $1.8 million for a net amount of $2.6 million. In April 2002, SFAS No. 145 was issued rescinding FASB Statement No. 4. The Company elected to adopt SFAS No. 145 in 2002 and therefore reclassified the gain on early retirement of debt in accordance with SFAS No. 145 in 2002.

17. Other income (expense)

Other income (expense) consisted of the following (in thousands):

	2003	2002	2001

Interest income	$1,138	$3,025	$2,380
Equity income	2,398	0	0
Foreign exchange gain (loss)	681	1,980	(1,101)
All other income (expense)	1,273	(2,271)	744

	$5,490	$2,734	$2,023

18. Union strike settlement and other costs

In September of 2001, employees of the Company’s Des Moines, Iowa, facility approved a new labor agreement effective through the year 2006. In December of 2001, former workers at the Company’s Natchez, Mississippi, facility approved a new labor agreement effective through the year 2006. The employees or former workers at these facilities had been on strike for 40 and 39 months, respectively. The Company recorded union strike settlement and other costs of $6.8 million for the year ended December 31, 2001. This amount is attributed to the union settlement with the Company’s Des Moines, Iowa, and Natchez, Mississippi, facilities as well as other costs to which the strike contributed. Included in these $6.8 million of costs were (i) inventory write-downs of $1.9 million, and (ii) union settlement payments, retraining costs, goodwill and prepaid expense write-downs of $4.9 million. The inventory write-downs of $1.9 million were classified to cost of sales. The union settlement payments, retraining costs, goodwill and prepaid expense write-downs of $4.9 million were classified as selling, general and administrative expenses.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Income taxes

(Loss) income before income taxes, including the extraordinary gain on early retirement of debt, consisted of the following (in thousands):

	2003	2002	2001

Domestic	$(41,216)	$(41,570)	$(46,013)
Foreign	7,548	(2,723)	(373)

	$(33,668)	$(44,293)	$(46,386)

The provision (benefit) for income taxes, including taxes related to the extraordinary gain on early retirement of debt, was as follows (in thousands):

	2003	2002	2001

Current
Federal	$0	$(11,460)	$(1,382)
State	0	(3,109)	(1,258)
Foreign	2,288	2,642	789

	2,288	(11,927)	(1,851)

Deferred
Federal	0	2,459	(9,280)
State	0	1,052	(1,184)
Foreign	701	0	718

	701	3,511	(9,746)

Provision (benefit) for income taxes	$2,989	$(8,416)	$(11,597)

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax loss as a result of the following:

	2003	2002	2001

Statutory U.S. federal tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net	0.0	(3.0)	(4.5)
Foreign taxes, net	1.0	8.1	1.4
Nondeductible goodwill amortization	0.0	0.1	2.6
Valuation allowance	32.8	6.0	0.0
Other, net	10.1	4.8	10.5

Effective tax rate	8.9%	(19.0)%	(25.0)%

Federal income taxes are provided on earnings of foreign subsidiaries except to the extent that such earnings are expected to be indefinitely reinvested abroad.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets (liabilities) at December 31, 2003 and 2002, respectively, consisted of the following (in thousands):

	2003	2002

Minimum pension	$7,363	$10,275
Employee benefits and related costs	3,859	2,380
EPA reserve	1,497	1,595
Allowance for bad debts	1,670	1,825
Inventory	1,164	0
Warranty	602	709
NOL carryforward	16,855	17,054
Valuation allowance	(19,493)	(20,536)
Deferred gain	0	(2,453)
Other	6,826	1,160

Deferred tax assets	20,343	12,009

Fixed assets	(20,343)	(19,660)
Deferred gain	(2,453)	0
Other	0	7,651

Deferred tax liabilities	(22,796)	(12,009)

Net deferred tax liability	$(2,453)	$0

The Company recorded income tax expense of $3.0 million and an income tax benefit of $8.4 million and $11.6 million for the years ended December 31, 2003, 2002, and 2001, respectively. The Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax loss primarily as a result of income tax expense to be paid in foreign jurisdictions and the application of a valuation allowance on the domestic net deferred tax asset balance. As a result of several periods of recurring losses, the Company has reserved its net deferred tax asset position at December 31, 2003 and 2002, consistent with the Company’s accounting policies. The Company will continue to monitor its income tax position and will review the necessity of the valuation allowance at the end of each reporting period. To the extent it is determined that the deferred tax assets will be realized in excess of deferred tax liabilities, some or all of the valuation allowance will be reversed.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Employee benefit plans

Pension plans

The Company has a frozen defined benefit pension plan covering certain employees of Titan Tire Corporation. The Company also has a frozen contributory defined benefit pension plan covering certain hourly employees of its Walcott, Iowa, facility. Additionally, the Company sponsors a contributory defined benefit plan that covered former eligible bargaining employees of Dico, Inc. This Dico plan purchased a final annuity settlement contract in October 2002. The Company’s policy is to fund pension costs as accrued, which is consistent with the funding requirements of federal laws and regulations.

The Company’s defined benefit plans have been aggregated in the following table. Included in the December 31, 2003, are the Titan Tire and Walcott plans, which have a projected benefit obligation and accumulated benefit obligation of $74.8 million, which exceeds the fair value of plan assets of $50.5 million at December 31, 2003. At December 31, 2002, these plans had a projected benefit obligation and accumulated benefit obligation of $73.3 million, which exceeds the fair value of plan assets of $44.1 million. The projected benefit obligation and the accumulated benefit obligation are the same amount since the Plans are frozen and there are no future compensation levels to factor into the obligations. The Company absolved itself from the liabilities associated with the Dico plan with the purchase of a final annuity settlement contract in October 2002. Therefore, the plan no longer maintains a projected or accumulated benefit obligation. The fair value of the Dico plan assets was $0.5 million at December 31, 2003 and 2002.

The following table provides the change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheet of the defined benefit pension plans as of December 31, 2003 and 2002 (in thousands):

	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$73,347	$68,262
Interest cost	4,617	5,156
Amendments	0	2,497
Actuarial losses	3,695	8,345
Benefits paid	(6,764)	(10,913)
Effect of curtailment	(81)	0

Benefit obligation at end of year	$74,814	$73,347

Change in plan assets:
Fair value of plan assets at beginning of year	$44,584	$61,661
Actual return on plan assets	6,948	(6,164)
Employer contributions	6,152	0
Benefits paid	(6,746)	(10,913)

Fair value of plan assets at end of year	$50,938	$44,584

Funded status	$(23,876)	$(28,763)
Unrecognized prior service cost	2,121	2,377
Unrecognized net loss	28,495	29,938
Unrecognized deferred tax liability	(450)	(509)

Net amount recognized	$6,290	$3,043

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2003	2002

Amounts recognized in consolidated balance sheet:
Prepaid benefit cost	$465	$448
Accrued benefit liability	(24,341)	(29,139)
Intangible asset	2,121	2,377
Accumulated other comprehensive income	28,045	29,357

Net amount recognized	$6,290	$3,043

Included in the consolidated balance sheets at December 31, 2003, and 2002 are the after tax minimum pension liabilities for the unfunded pension plans of $23.1 million and $19.1 million, respectively.

The weighted-average assumptions used in the actuarial computation that derived the benefit obligations at December 31 were as follows:

	2003		2002

Discount rate	6¼	%	6¾	%
Expected return on plan assets	8½	%	8½	%

The following table provides the components of net periodic pension cost for the plans, settlement cost and the assumptions used in the measurement of the Company’s benefit obligation for years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Components of net periodic pension cost:
Interest cost	$4,617	$5,156	$4,989
Assumed return on assets	(3,481)	(4,851)	(4,871)
Amortization of net loss from earlier periods	45	17	0
Amortization of unrecognized prior service cost	144	120	0
Amortization of unrecognized deferred taxes	(59)	(63)	(63)
Amortization of net unrecognized loss	1,545	311	25

Net periodic pension cost	$2,811	$690	$80

Settlement cost	$0	$294	$0

Recognition of prior service cost	$112	$0	$0

The weighted-average assumptions used in the actuarial computation that derived net periodic pension cost for the year ended December 31, were as follows:

	2003		2002		2001

Discount rate	6¾	%	7¼	%	7½	%
Expected return on plan assets	8½	%	8½	%	8½	%

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the fair value of plan assets was as follows:

	Percentage of Plan Assets		Target
	at December 31,		Allocation
Asset Category	2003	2002	2004

U.S. equities (a)	60%	49%	44% - 80%
Fixed income	28%	38%	20% - 40%
Cash and cash equivalents	11%	12%	0% - 20%
International equities (a)	1%	1%	0% - 16%

	100%	100%

(a)	Total equities may not exceed 80% of total plan assets.

The Company invests in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include U.S. equities, fixed income, cash and cash equivalents, and international equities. The investment objectives are to provide for the growth and preservation of plan assets on a long-term basis through investments in: (i) investment grade securities and provide investment returns that meet or exceed the Standard & Poor’s 500 Index and (ii) investment grade fixed income securities and provide investment returns that meet or exceed Lehman Government / Corporate Index. The U.S. equities asset category included the Company’s common stock in the amount of $1.2 million (2 percent of total plan assets) and $0.4 million (1 percent of total plan assets) at December 31, 2003 and 2002, respectively. The increase was primarily attributed to the rise in the Company’s stock price during 2003.

The long-term rate of return for plan assets is determined using a weighted-average of long-term historical returns on cash and cash equivalents, fixed income securities, and equity securities considering the anticipated investment allocation within the plans. The expected return on plan assets is anticipated to be 8½%. This rate assumes historical returns of 10% for equities and 7% for fixed income securities using the plans target allocation percentages.

Although the 2004 minimum pension funding calculations are not finalized, the Company estimates those funding requirements will range between $4 million and $6 million.

401(k)

The Company sponsors four 401(k) retirement savings plans. One plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement. Titan provided a 50% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan. This contribution was discontinued in November 2003. A second plan is for employees covered by a collective bargaining arrangement at Titan Tire Corporation and, as of September 2001, does not include a Company matching contribution. Participants of both of these plans may contribute up to 17% of their annual compensation, up to a maximum of $12,000 in 2003. Employees are fully vested with respect to their contributions. The Company issued 623,938 shares, 182,248 shares, and 160,937 shares of treasury stock in connection with these 401(k) plans during 2003, 2002 and 2001, respectively. Expenses to the Company related to these 401(k) plans were $0.6 million, $0.8 million, and $0.8 million for 2003, 2002 and 2001, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 1999, the Company adopted 401(k) plans for the employees of Titan Tire Corporation of Texas and the employees of Titan Tire Corporation of Natchez. These plan participants may contribute up to 20% of their annual compensation, up to a maximum of $12,000 in 2003. Employees are fully vested with respect to their contributions. The Company provided a 50% match in the form of cash contributions on the first 6% of the employee’s contribution in these plans up to a maximum of $500 per year. This contribution was discontinued in November 2003. Expenses for the Company’s matching contribution were $0.1 million for each of 2003, 2002 and 2001.

21. Stock option plans

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

The following is a summary of activity in the stock option plans for 2001, 2002 and 2003:

		Weighted-
	Shares Subject	Average
	to Option	Exercise Price

Outstanding, January 1, 2001	959,530	$11.96
Granted	54,000	$4.54
Canceled	(3,000)	8.00

Outstanding, December 31, 2001	1,010,530	$11.58
Granted	36,000	$5.34
Canceled	(21,930)	11.12

Outstanding, December 31, 2002	1,024,600	$11.37
Granted	0	— (a)
Canceled	(75,950)	$12.40

Outstanding, December 31, 2003	948,650	$11.29

(a)	The Company granted no options during 2003.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options outstanding and exercisable as December 31, 2003, were as follows:

		Options Outstanding		Options Exercisable

	Weighted		Weighted		Weighted
	Average	Number of	Average	Number of	Average
Price Range	Contractual Life	Options	Exercise Price	Options	Exercise Price

$4.54-$6.69	7.3 Years	144,000	$5.55	144,000	$5.55
$8.00-$9.50	5.2 Years	237,000	$8.34	237,000	$8.34
$11.11-$12.75	1.8 Years	333,310	$11.81	333,310	$11.81
$16.00-$18.00	3.1 Years	234,340	$17.05	234,340	$17.05

		948,650	$11.29	948,650	$11.29

The Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. No stock-based compensation expense was reflected in the 2003, 2002, or 2001 net income (loss) as any options granted during those years had an exercise price equal to the market value of the underlying common stock on the date of the grant. The Company granted no options during 2003.

The fair value of each option is calculated at the time of issue using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002 and 2001:

	2003(a)	2002	2001

Stock price volatility	n/a	51%	51%
Risk-free interest rate	n/a	4.8%	5.2%
Expected life of options	n/a	6 years	6 years
Dividend yield	n/a	.52%	.49%

(a)	The Company granted no options during 2003.

The weighted-average fair value of options granted during 2002 and 2001 was $2.77 and $2.38 per option, respectively.

22. Litigation

The Company is a party to routine legal proceedings arising out of the normal course of business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes at this time that none of these actions, individually or in the aggregate, will have a material adverse affect on the financial condition or results of operations of the Company. However, due to the difficult nature of predicting future legal claims, the Company cannot anticipate or predict the material adverse effect on its operations, cash flows or financial condition as a result of efforts to comply with or its liabilities pertaining to legal judgments. The Vehicular Technologies v Titan Wheel case as described in the Company’s Form 8-K filed on October 1, 2003, continues on appeal in the California state court. The Company believes it has sustainable defenses to the claims asserted by Vehicular Technologies, and is vigorously defending the lawsuit in appeal. No reserve has been recorded in the consolidated statement of operations for this case.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Lease commitments

The Company leases certain buildings and equipment under operating leases, including a lease for the building in Brownsville, Texas. The Brownsville, Texas, lease has been renewed until September 2004, with an additional one year extension option. Titan also maintains a purchase option for the one million square foot building that would be approximately $13.6 million depending on the exercise date and other items. Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company. Total rental expense was $5.0 million, $6.5 million, and $5.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, future minimum rental commitments under noncancellable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

2004	$3,142
2005	1,301
2006	1,155
2007	1,001
2008	474
Thereafter	39

24. Concentration of credit risk

Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction, and consumer markets represented 14% of the Company’s consolidated revenues for the year ended December 31, 2003, and 15% for the year ended December 31, 2002. Net sales to CNH Global N.V. in Titan’s three markets represented 12% of the Company’s consolidated revenues for each of the years ended December 31, 2003 and 2002. No other customer accounted for more than 10% of the Company’s net sales in 2003 or 2002.

25. Related party transactions

The Company sells products and pays commissions to companies controlled by persons related to the Chief Executive Officer of the Company. During 2003, 2002 and 2001, sales of Titan product to these companies were approximately $6.5 million, $7.6 million and, $7.7 million, respectively. On sales referred to Titan from these manufacturing representative companies, commissions were approximately $1.2 million, $1.1 million, and $0.9 million during 2003, 2002 and 2001, respectively. These sales and commissions were made in the ordinary course of business and were made on terms no less favorable to Titan than comparable sales and commissions to unaffiliated third parties. At December 31, 2003, Titan had trade receivables of $1.9 million due from these companies, as compared to $3.9 million at December 31, 2002. Titan had no notes receivable due from these companies at December 31, 2003, and $7.3 million due at December 31, 2002.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. Titan Europe Offering

Titan Europe is a wholly owned subsidiary of Titan. In October of 2003, the Company retained Seymour Pierce of London to investigate and prepare the necessary steps to sell common stock of Titan Europe to the public on the AIM market in London. It is anticipated that Seymour Pierce will place, on behalf of Titan, up to 30 million pounds sterling (approximately $50 million pre-tax U.S. dollars). The necessary steps are being performed and, subject to obtaining all required approvals, the Company anticipates the transaction to be completed at the end of first quarter 2004. If this transaction is completed, the Company expects to retain between 20% and 49% of the resulting new public European company. Titan would account for its investment in the new public company using the equity method under which Titan would record its portion of the income or loss from the new European company’s results. At December 31, 2003, Titan Europe’s total assets were $165.0 million and total debt was $35.7 million. In 2003, Titan Europe had net sales of $143.7 million, income from operations on a consolidated basis of $5.4 million and other income of $3.0 million. The majority of the proceeds from this transaction would be used to repay debt.

27. Segment and geographical information

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

Titan is organized primarily on the basis of products being included in three separate marketing units, with each reportable segment include wheels, tires and wheel/tire assemblies. The Company has manufacturing and distribution facilities worldwide.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about certain revenues and expenses, income (loss) from operations and segment assets used by the chief operating decision maker of the Company as of and for the years ended December 31, 2003, 2002, and 2001 (in thousands):

		Earthmoving/		Reconciling			Consolidated
	Agricultural	Construction	Consumer	Items			Totals

2003
Revenues from external customers	$288,545	$169,087	$34,040	$0			$491,672
Intersegment revenues (a)	66,216	34,158	6,106	0			106,480
Depreciation & amortization	15,680	9,850	1,917	4,830	(b	)	32,277
Income (loss) from operations	4,908	4,030	(297)	(24,861)	(c	)	(16,220)
Total assets	246,138	144,580	27,130	105,236	(d	)	523,084
Capital expenditures	8,701	5,195	421	247	(e	)	14,564
2002
Revenues from external customers	$278,266	$144,725	$39,829	$0			$462,820
Intersegment revenues	160,257	58,648	24,309	0			243,214
Depreciation & amortization	16,566	9,630	2,513	4,913	(b	)	33,622
Income (loss) from operations	8,121	3,106	45	(25,358)	(c	)	(14,086)
Total assets	258,704	138,811	37,199	97,285	(d	)	531,999
Capital expenditures	5,535	3,159	537	528	(e	)	9,759
2001
Revenues from external customers	$256,140	$156,033	$45,302	$0			$457,475
Intersegment revenues	140,013	56,269	21,440	0			217,722
Depreciation & amortization	17,206	10,706	3,048	6,303	(b	)	37,263
Income (loss) from operations	(2,168)	1,181	(5,486)	(26,992)	(c	)	(33,465)
Total assets	252,213	151,823	46,783	118,135	(d	)	568,954
Capital expenditures	6,271	4,564	733	297	(e	)	11,865

(a)	Intersegment revenues declined in 2003 due to the closure of certain Company facilities.

(b)	Represents depreciation expense related to property, plant and equipment carried at the corporate level. The 2001 amount also includes amortization expense for goodwill carried at the corporate level. No goodwill amortization has been recorded in 2002 or 2003, pursuant to the adoption of SFAS No. 142.

(c)	Represents corporate expenses including those referred to in (b).

(d)	Represents property, plant and equipment and goodwill related to certain acquisitions and other corporate assets.

(e)	Represents corporate capital expenditures.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information by geographic area as of and for the years ended December 31, 2003, 2002, and 2001 (in thousands):

	United		Other	Consolidated
	States	Italy	Countries	Totals

2003
Revenues from external customers	$347,948	$88,613	$55,111	$491,672
Intersegment revenues (a)	98,192	2,005	6,283	106,480
Long-lived assets (b)	97,163	34,967	25,175	157,305
2002
Revenues from external customers	$343,452	$67,385	$51,983	$462,820
Intersegment revenues	235,819	1,444	5,951	243,214
Long-lived assets	151,778	29,060	23,541	204,379
2001
Revenues from external customers	$343,727	$60,023	$53,725	$457,475
Intersegment revenues	210,096	1,725	5,901	217,722
Long-lived assets	172,140	26,932	22,960	222,032

(a)	Intersegment revenues declined in 2003 due to the closure of certain Company facilities.

(b)	Assets held for sale in the amount of $37.8 million are not included in the 2003 long-lived assets.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28. Earnings per share

Loss per share for 2003, 2002 and 2001, are as follows (amounts in thousands, except share and per share data):

	Net	Weighted-			Per share
	loss	average shares			amount

2003
Basic and diluted loss per share	$(36,657)	20,983,814	(a	)	$(1.75)

2002
Basic and diluted loss per share	$(35,877)	20,791,020	(b	)	$(1.73)

2001
Basic and diluted loss per share	$(34,789)	20,655,620	(c	)	$(1.68)

(a)	The option price exceeded the average market price during the year; therefore, there was no stock option effect.

(b)	Effect of stock options has not been included as they were anti-dilutive. Outstanding options excluded during 2002 amounted to 2,679 shares.

(c)	Effect of stock options has not been included as they were anti-dilutive. Outstanding options excluded during 2001 amounted to 2,472 shares.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29. Supplementary Data – Quarterly financial information (unaudited)

(All amounts in thousands, except per share data)

									Year ended
Quarter ended	March 31	June 30	September 30			December 31			December 31

2003
Net sales	$128,984	$131,001	$111,218			$120,469			$491,672
Gross profit	10,395	6,071	5,297			7,940			29,703
Net (loss) income	(5,878)	(8,187)	(13,382)	(a	)	(9,210)			(36,657)
Per share amounts:
Basic	(.28)	(.39)	(.64)	(a	)	(.44)			(1.75)
Diluted	(.28)	(.39)	(.64)	(a	)	(.44)			(1.75)
2002
Net sales	$123,716	$125,837	$104,660			$108,607			$462,820
Gross profit (loss)	12,139	14,884	3,026			(308)			29,741
Net (loss) income	(2,865)	383	(17,664)	(b	)	(15,731)	(c	)	(35,877)
Per share amounts:
Basic	(.14)	.02	(.85)	(b	)	(.76)	(c	)	(1.73)
Diluted	(.14)	.02	(.85)	(b	)	(.76)	(c	)	(1.73)

(a)	Loss on investment of $2.7 million included in the quarter ended September 30, 2003.

(b)	Loss on investment of $9.6 million included in the quarter ended September 30, 2002.

(c)	Loss on investment of $2.8 million included in the quarter ended December 31, 2002.

TITAN INTERNATIONAL, INC.

SCHEDULE II – VALUATION RESERVES

	Balance at	Additions to		Balance
	beginning	costs and		at end
Description	of year	expenses	Deductions	of year

Year ended December 31, 2003
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$3,172,000	$3,327,000	$(1,168,000)	$5,331,000

Year ended December 31, 2002
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$3,523,000	$497,000	$(848,000)	$3,172,000

Year ended December 31, 2001
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$3,764,000	$38,000	$(279,000)	$3,523,000

S-1