Form 10-Q
period 2004-03-31
TITAN INTERNATIONAL INC
filed 2004-04-29
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: March 31, 2004

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	April 28, 2004
Common stock, no par value per share	16,302,856

TITAN INTERNATIONAL, INC.

		Page Number
Part I.	Financial Information
Item 1.	Financial Statements (Unaudited)
	Consolidated Condensed Statements of Operations
	for the Three Months Ended March 31, 2004 and 2003	1
	Consolidated Condensed Balance Sheets as of
	March 31, 2004, and December 31, 2003	2
	Consolidated Condensed Statements of Cash Flows
	for the Three Months Ended March 31, 2004 and 2003	3
	Notes to Consolidated Condensed Financial Statements	4-15
Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	16-27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
Part II.	Other Information
Item 6.	Exhibits and Reports on Form 8-K	29
	Signatures	30
302 Certification of Principal Executive Officer
302 Certification of Principal Financial Officer
Certification Pursuant to Section 906

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended
	March 31,
	2004	2003
Net sales	$166,976	$128,984
Cost of sales	139,683	118,589

Gross profit	27,293	10,395
Selling, general & administrative expenses	11,712	11,417
Research and development expenses	822	668
Goodwill impairment on Titan Europe	2,988	0

Income (loss) from operations	11,771	(1,690)
Interest expense	(5,150)	(4,975)
Other income	46	478

Income (loss) before income taxes	6,667	(6,187)
Provision (benefit) for income taxes	1,391	(309)

Net income (loss)	$5,276	$(5,878)

Earnings (loss) per share:
Basic	$.25	$(.28)
Diluted	$.25	$(.28)
Average shares outstanding:
Basic	21,197	20,789
Diluted	21,197	20,789

The accompanying notes are an integral part of the
consolidated condensed financial statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	March 31,	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$9,592	$6,556
Accounts receivable (net of allowance of $4,667 and $5,331, respectively)	66,693	83,975
Inventories	72,537	112,496
Assets held for sale	37,539	37,775
Assets held for sale — Titan Europe	170,729	0
Deferred income taxes	20,343	20,343
Prepaid and other current assets	15,855	25,801

Total current assets	393,288	286,946
Property, plant and equipment, net	83,061	138,482
Restricted cash deposits	51,039	51,039
Other assets	8,682	27,794
Goodwill, net	11,702	18,823

Total assets	$547,772	$523,084

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt (including current portion of long-term debt)	$86,653	$21,161
Accounts payable	36,642	51,931
Liabilities held for sale — Titan Europe	81,220	0
Other current liabilities	26,919	29,883

Total current liabilities	231,434	102,975
Deferred income taxes	22,796	22,796
Other long-term liabilities	29,401	36,960
Long-term debt	147,196	248,397

Total liabilities	430,827	411,128

Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized; 27,555,081 issued)	27	27
Additional paid-in capital	203,050	203,050
Retained earnings	15,799	10,629
Treasury stock (at cost: 6,357,761 shares)	(81,204)	(81,204)
Accumulated other comprehensive loss	(20,727)	(20,546)

Total stockholders’ equity	116,945	111,956

Total liabilities and stockholders’ equity	$547,772	$523,084

The accompanying notes are an integral part of the
consolidated condensed financial statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$5,276	$(5,878)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	6,735	7,867
Goodwill impairment	2,988	0
(Increase) decrease in current assets:
Accounts receivable	(24,734)	(26,835)
Inventories	3,317	(5,102)
Prepaid and other current assets	539	(1,421)
Increase (decrease) in current liabilities:
Accounts payable	14,598	9,692
Other current liabilities	9,155	6,147
Other, net	(831)	496

Net cash provided by (used for) operating activities	17,043	(15,034)

Cash flows from investing activities:
Capital expenditures, net	(3,012)	(1,800)
Other, net	157	58

Net cash used for investing activities	(2,855)	(1,742)

Cash flows from financing activities:
Proceeds from short-term borrowings	348	7,299
Payment of debt	(2,181)	(1,057)
Repurchase of common stock	0	(244)
Dividends paid	(106)	(104)
Other, net	0	188

Net cash (used for) provided by financing activities	(1,939)	6,082

Effect of exchange rate changes on cash	(216)	117
Net increase (decrease) in cash and cash equivalents	12,033	(10,577)
Cash and cash equivalents at beginning of period	6,556	22,049

Cash and cash equivalents at end of period	$18,589 (a)	$11,472

(a)	Includes $8,997 of cash and cash equivalents that has been reclassified as Assets held for sale — Titan Europe. All other assets and liabilities held for sale continue to be reflected within continuing operations.

The accompanying notes are an integral part of the
consolidated condensed financial statements.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT
(UNAUDITED)

A.	Accounting Policies

In the opinion of Titan International, Inc. (“Titan” or the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

Accounting policies have continued without change and are described in the Summary of Significant Accounting Policies contained in the Company’s 2003 Annual Report on Form 10-K. These interim financial statements have been prepared pursuant to the Securities and Exchange Commission’s rules for Form 10-Q’s and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K. Details in those notes have not changed significantly, except as a result of normal interim transactions and certain matters discussed hereafter.

Stock-based compensation

At March 31, 2004, the Company has two stock-based compensation plans, which are described in Note 21 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2003. The Company applies the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. The Company granted no stock options during the first quarter of 2004 or 2003 and no stock-based compensation expense was required to be recorded. For the first quarter of 2004 and 2003, the total stock-based compensation expense as determined under the fair value method for all awards, net of related tax effects, was computed to be zero and two thousand dollars, respectively. All prior grants became fully vested in 2002.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT
(UNAUDITED)

B.	Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	$24,373	$38,054
Work-in-process	3,615	17,457
Finished goods	37,488	53,177

	65,476	108,688
LIFO reserve	7,061	3,808

	$72,537	$112,496

The large inventory decrease resulted from the reclassification of inventories at Titan Europe to assets held for sale. See Note D for additional information. The Titan Europe inventory balance that was reclassified totaled $36.4 million. The LIFO reserve changed primarily as a result of price fluctuations within the composition of LIFO inventory layers. Included in the above inventory balances at March 31, 2004, and December 31, 2003, are reserves for slow-moving and obsolete inventory of $4.0 million and $6.8 million respectively.

C.	Assets Held for Sale

In December 2003, the Company’s management and Board of Directors approved the sale of certain operating assets with a carrying value of $37.8 million at December 31, 2003. At March 31, 2004, $37.5 million of these assets remain. Land and buildings at the Company’s idle facilities in Walcott, Iowa, and Greenwood, South Carolina, totaling $4.9 million are included in this amount. Management has identified no impairment on the carrying value of these assets as of March 31, 2004. Machinery and equipment located at the Company’s idle facilities in Brownsville, Texas, and Natchez, Mississippi, totaling $32.6 million are also included in assets held for sale. Depreciation is not being recorded on assets held for sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 144. Depreciation on these assets held for sale was $1.3 million for the quarter ended March 31, 2003. Had these assets not been classified as held for sale, depreciation would have been $1.4 million for the quarter ended March 31, 2004. Appraisals from third-party valuation firms support the fair market value of the machinery and equipment at these facilities to be in excess of the carrying value. The Company has had inquiries regarding these assets and is continuing the sales process with the intention of completion by the end of 2004.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT
(UNAUDITED)

D.	Assets and Liabilities Held for Sale — Titan Europe

On April 7, 2004, Titan Luxembourg S.a.r.l. (“Titan Luxembourg”), a European subsidiary, sold 70% of the common stock of Titan Europe, Limited (“Titan Europe”) to the public on the Alternative Investment Market (AIM) of the London, England Stock Exchange. Titan Luxembourg owned 100% of Titan Europe as of March 31, 2004. See Note P for additional information. The assets and liabilities of Titan Europe have been reclassified to held for sale. The Titan Europe assets and liabilities held for sale consisted of the following (in thousands):

Assets Held for Sale — Titan Europe

Cash and cash equivalents	$8,997
Accounts receivable	41,199
Inventories	36,445
Other current assets	9,428
Property, plant and equipment, net	51,751
Other assets	18,545
Goodwill, net	4,364

$170,729

Liabilities Held for Sale — Titan Europe

Short-term debt	$14,244
Accounts payable	29,304
Other current liabilities	11,757
Other long-term liabilities	6,971
Long-term debt	18,944

$81,220

E.	Property, Plant and Equipment

Property, plant and equipment, net reflects accumulated depreciation of $165.0 million and $230.2 million at March 31, 2004, and December 31, 2003, respectively. The large decrease resulted from the reclassification of property, plant and equipment at Titan Europe to assets held for sale. See Note D for additional information. The Titan Europe property, plant and equipment balance that was reclassified totaled $51.8 million. The Company has reviewed the fixed assets to assess recoverability from future operations. No impairment has been identified as of March 31, 2004.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT
(UNAUDITED)

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

	2004	2003
Warranty liability, January 1	$1,508	$1,617
Provision for warranty liabilities	616	577
Warranty payments made	(486)	(543)

Warranty liability, March 31	$1,638	$1,651

G.	Goodwill

Goodwill, net reflects accumulated amortization of $2.9 million at March 31, 2004, as compared to $5.8 million at December 31, 2003. Goodwill amortization was ceased in January 2002, pursuant to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142.

The carrying amount of goodwill by segment at March 31, 2004 was (i) agricultural of $6.9 million, (ii) earthmoving/construction of $3.6 million, and (iii) consumer of $1.2 million. The decrease in net goodwill to $11.7 million at March 31, 2004, from $18.8 million at December 31, 2003, is the result of (i) impairment of Titan Europe goodwill of $3.0 million and (ii) reclassification of remaining goodwill at Titan Europe to assets held for sale along with a currency translation adjustment for a total of $4.1 million. See Note D and Note M for additional information.

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable, which was the case given the pending disposition of a majority interest in Titan Europe at March 31, 2004. There can be no assurance that future goodwill tests will not result in a charge to earnings.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT
(UNAUDITED)

H.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Senior subordinated notes	$136,750	$136,750
Term loan	86,425	86,425
Revolving loan agreement	0	0
Foreign subsidiary debt	0 (a)	35,653
Industrial revenue bonds and other	10,674	10,730

	233,849	269,558

Less: Amounts due within one year	86,653	21,161

	$147,196	$248,397

(a)	The large decrease in debt resulted from the reclassification of debt at Titan Europe to liabilities held for sale. See Note D for additional information. The Titan Europe debt that was reclassified totaled $33.2 million at March 31, 2004.

Aggregate maturities of long-term debt at March 31, 2004, were as follows (in thousands):

April 1 — December 31, 2004	$5,120
2005	81,691
2006	124
2007	136,848
2008	566
Thereafter	9,500

$233,849

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT
(UNAUDITED)

I. Comprehensive Income (Loss)

Comprehensive income, which included net income of $5.3 million and the effect of foreign currency translation adjustments of $(0.2) million, totaled $5.1 million for the first quarter of 2004, compared to a comprehensive loss of $(5.9) million in the first quarter of 2003, which included no net effects of foreign currency translation adjustments.

J. Employee Benefit Plans

The Company has two frozen defined benefit pension plans. The components of net periodic pension cost consisted of the following (in thousands):

	Three months ended March 31,
	2004	2003
Interest cost	$1,116	$1,154
Expected return on assets	(1,098)	(870)
Amortization of unrecognized prior service cost	34	36
Amortization of unrecognized deferred taxes	(14)	(15)
Amortization of net unrecognized loss	402	398

Net periodic pension cost	$440	$703

During the first quarter of 2004, the Company contributed $0.9 million to its frozen defined benefit pension plans. The Company presently anticipates contributing approximately $7.6 million to its pension plans in the remainder of 2004.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT
(UNAUDITED)

K. Segment Information

The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three months ended March 31, 2004 and 2003 (in thousands):

	Revenues
	from external	Intersegment	Income (loss) from
2004	customers	revenues	operations
Agricultural	$103,306	$17,368	$12,713	(b)
Earthmoving/construction	53,389	8,716	3,969	(b)
Consumer	10,281	1,239	886	(b)
Reconciling item (a)	0	0	(5,797)

Consolidated totals	$166,976	$27,323	$11,771	(b)

2003
Agricultural	$78,102	$24,946	$3,387
Earthmoving/construction	41,044	11,195	1,547
Consumer	9,838	2,754	208
Reconciling items (a)	0	0	(6,832)

Consolidated totals	$128,984	$38,895	$(1,690)

(a)	Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment carried at the corporate level.

(b)	Amount includes the pro rata portion of the goodwill impairment recorded on Titan Europe during the first quarter of 2004.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT
(UNAUDITED)

	March 31,	December 31,
Total assets	2004	2003
Agricultural	$273,111	$246,138
Earthmoving/construction	160,868	144,580
Consumer	26,205	27,130
Reconciling items (c)	87,588	105,236

Consolidated totals	$547,772	$523,084

(c)	Represents corporate property, plant and equipment and other corporate assets.

L. Income Taxes

The Company recorded income tax expense of $1.4 million and an income tax benefit of $0.3 million for the three months ended March 31, 2004 and 2003, respectively. The Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax loss primarily as a result of income tax expense to be paid in foreign jurisdictions and the application of a valuation allowance on the domestic net deferred tax asset balance. As a result of several periods of recurring losses, the Company began reserving its net deferred tax asset position at December 31, 2002, consistent with the Company’s accounting policies.

The Company will continue to monitor its income tax position and will review the necessity of the valuation allowance at the end of each reporting period. To the extent it is determined deferred tax assets will be realized in excess of deferred tax liabilities, some or all of the valuation allowance will be reversed. At March 31, 2004, the Company’s valuation allowance remained consistent with its year-end position.

M. Goodwill impairment on Titan Europe

On April 7, 2004, Titan Luxembourg, a European subsidiary, sold 70% of the common stock of Titan Europe, to the public on the AIM market in London. Titan recognized, in the first quarter of 2004, a $3.0 million goodwill impairment on the pending sale of Titan Europe based on the valuation of Titan Europe inherent in the April 2004 public offering in accordance with accounting standards. The April 2004 consideration for the entire Titan Europe offering was $89.5 million as compared to a book value of $92.5 million resulting in a goodwill impairment of $3.0 million. See Note P for additional information.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT
(UNAUDITED)

N. Lease Commitments

The Company leases certain buildings and equipment under operating leases, including a lease for the building in Brownsville, Texas. The Brownsville, Texas, lease has been renewed until September 2005, with the continued use of this facility as a distribution and warehouse center for the Company. Titan also maintains a purchase option for the one million square foot building that would be approximately $12.9 million depending on the exercise date and other items. Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At March 31, 2004, future minimum commitments under noncancellable operating leases with initial or remaining terms of one year were as follows (in thousands):

April 1 — December 31, 2004	$1,979
2005	1,744
2006	793
2007	793
2008	237
Thereafter	12

$5,558

The table above does not include future minimum commitments of $2.0 million for Titan Europe. See subsequent event Note P for additional information. The future minimum commitments for Titan Europe were as follows (in thousands) (i) $360 for April 1 through December 31, 2004, (ii) $466 for 2005, (iii) $466 for 2006, (iv) $316 for 2007, (v) $316 for 2008, and (vi) $40 thereafter.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT
(UNAUDITED)

O. New Accounting Standards

Financial Accounting Standards Board Interpretation Number 46

In December 2003, Financial Accounting Standards Board Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” was revised. FIN No. 46 was originally issued in January 2003 and requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities of the variable interest entity or is entitled to receive a majority of the entity’s residual returns. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. For entities created prior to this date, adoption of the statement and interpretations is required to be applied in the first interim period beginning after March 15, 2004. Certain disclosure requirements were required for all financial statements issued after January 1, 2003. The adoption of this interpretation had no material effect on the Company’s financial position, cash flows or results of operations.

Statement of Financial Accounting Standards Number 132

In December 2003, Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” was revised. The new Statement does not change the measurement or recognition of those plans that is required by previously issued standards. The Statement retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces, and also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The additional disclosures required by SFAS No. 132 (revised 2003) are effective for fiscal years ending after December 15, 2003. The Company has disclosed the additional information required by this statement. The adoption of SFAS No. 132 (revised 2003) had no material effect on the Company’s financial position, cash flows or results of operations.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

P.	Subsequent Events

Titan Europe Sale

On April 7, 2004, Titan Luxembourg, a European subsidiary, sold 70% of the common stock of Titan Europe, to the public on the AIM market in London. Titan Luxembourg will be the largest single stockholder in Titan Europe Plc, retaining a 30% interest, which will be accounted for as an equity investment in future periods. Titan Luxembourg’s proceeds from the sale of Titan Europe shares were approximately $61.8 million before fees and expenses of approximately $2.8 million. The Company will record cash receipts of approximately $49.8 million and a note receivable from the newly created public company, Titan Europe Plc, of approximately $9.2 million. At March 31, 2004, the assets and liabilities of Titan Europe were reclassified as held for sale. See Note D for additional information.

Titan recognized, in the first quarter of 2004, a $3.0 million goodwill impairment on the pending sale of Titan Europe in accordance with accounting standards. Approximately $26.4 million of the cash receipts from the sale of Titan Europe were used to reduce the Company’s debt balances in April 2004.

The condensed statement of operations (unaudited) for Titan Europe (as consolidated into Titan International, Inc.) for the three months ended March 31, 2004 and 2003, was as follows (amounts in millions):

	Three months ended
	March 31,
	2004	2003
Net sales	$49.5	$35.7
Cost of sales	41.2	30.4

Gross profit	8.3	5.3
Selling, general & administrative expenses	4.3	3.5
Research and development expenses	0.6	0.3

Income from operations	3.4	1.5
Interest expense	(0.5)	(0.3)
Other income	0.0	0.2

Income before income taxes	2.9	1.4
Provision for income taxes	1.4	0.6

Net income	$1.5	$0.8

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Term Loan Amendment

On April 19, 2004, the Company amended its term loan with General Electric Capital Corporation. Major revisions contained in the amendment included a voluntary prepayment of $26.4 million on April 19, 2004, with no prepayment penalty and the right of the Company to purchase the Titan International stock owned by Citicorp Venture Capital, Ltd. For further information, see the Company’s Form 8-K filed on April 22, 2004.

Stock Repurchase

On April 20, 2004, the Company purchased the shares of Titan International stock held by Citicorp Venture Capital, Ltd. (CVC) (approximately 4.9 million shares) for $15 million. CVC was formerly the largest single stockholder of Titan. For further information, see the Company’s Form 8-K filed on April 22, 2004.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Titan is a manufacturer of off-highway wheels and tires for agricultural, earthmoving/construction and consumer equipment. Titan manufactures both wheels and tires for the majority of these applications, allowing the Company to provide the value-added service of delivering complete wheel and tire assemblies. The Company offers a broad range of products that are manufactured in relatively short production runs to meet the specifications of original equipment manufacturers (OEMs) and/or the requirements of aftermarket customers.

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

The Company recorded sales of $167.0 million for the first quarter of 2004, up 29.5% from the $129.0 million recorded in 2003. The agricultural and earthmoving/construction markets had sales increases of over 30% as compared to first quarter of 2003, as a result of higher demand from the Company’s customers. The consumer market sales increased a modest 4.5% as compared to last year’s first quarter.

Titan’s net income was $5.3 million for the quarter, up substantially compared to the first quarter 2003 net loss of $(5.9) million. Earnings per share was $.25 for the quarter versus diluted loss per share of $(.28) for the same quarter of the previous year.

Early in the second quarter (April 7, 2004), Titan Europe Plc was admitted to trading as a separate public company on London’s AIM market. Titan Luxembourg S.a.r.l., a subsidiary of the Company, is the largest stockholder in the newly public company, retaining a 30 percent interest. The cash proceeds from the sale of the 70 percent interest of Titan Europe totaled $61.8 million.

Recent Developments

On April 7, 2004, Titan Luxembourg, a European subsidiary, sold 70% of the common stock of Titan Europe, to the public on the AIM market in London. Titan Luxembourg will be the largest single stockholder in Titan Europe Plc, retaining a 30% interest. Titan Luxembourg’s proceeds from the sale of Titan Europe shares were approximately $61.8 million before fees and expenses of approximately $2.8 million. The Company will record cash receipts of approximately $49.8 million and a note receivable from the newly created public company, Titan Europe Plc, of approximately $9.2 million. At March 31, 2004, the assets and liabilities of Titan Europe were reclassified as held for sale. Assets reclassified as held for sale totaled $170.7 million and liabilities reclassified totaled $81.2 million.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Titan recognized, in the first quarter of 2004, a $3.0 million goodwill impairment on the pending sale of Titan Europe in accordance with accounting standards. Approximately $26.4 million of the cash receipts from the sale of Titan Europe were used to reduce the Company’s debt balances in April 2004. An additional $15.0 million of the cash receipts were used to purchase the shares of Titan International stock (approximately 4.9 million shares) held by Citicorp Venture Capital, Ltd.

On April 19, 2004, the Company amended its term loan with General Electric Capital Corporation. Major revisions contained in the amendment included a voluntary prepayment of $26.4 million on April 19, 2004, and the right of the Company to purchase the Company’s shares owned by Citicorp Venture Capital, Ltd. For further information, see the Company’s Form 8-K filed on April 22, 2004.

On April 20, 2004, the Company purchased the shares of Titan International stock held by Citicorp Venture Capital, Ltd. (CVC) (approximately 4.9 million shares) for $15 million. CVC was formerly the largest single stockholder of Titan. For further information, see the Company’s Form 8-K filed on April 22, 2004.

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

Product Costing

Inventories are valued at the lower of cost or market. For operations in the United States, cost is determined using the last-in, first-out (LIFO) method for approximately 55% of inventories and the first-in, first-out (FIFO) method for the remainder of inventories. Inventory of foreign subsidiaries is valued using the FIFO method. Market is estimated based on current selling prices. Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price, based on historical experience. Should this experience change, adjustments to the estimated provisions would be necessary.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impairment of Fixed Assets

The Company reviews fixed assets to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. Impairment losses are measured as the excess of the carrying value of the asset over the discounted expected future cash flows, or the fair value of the asset. The Company had assets held for sale of $37.5 million at March 31, 2004. Depreciation will not be recorded on assets held for sale in 2004 in accordance with SFAS No. 144. Appraisals from third-party valuation firms support the fair market value of the machinery and equipment at these facilities to be in excess of the carrying value. Significant assumptions relating to future operations must be made when estimating future cash flows. Should unforeseen events occur or should operating trends change significantly, impairment losses could occur.

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

Retirement Benefit Obligations

Pension benefit obligations are based on various assumptions used by the Company’s actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 20 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2003.

TITAN INTERNATIONAL INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales

Net sales for the quarter ended March 31, 2004, were $167.0 million, compared to 2003 first quarter net sales of $129.0 million. The majority of the increase was attributed to higher demand from the Company’s customers, primarily in the agricultural and earthmoving/construction segments, which increased 32% and 30%, respectively. Sales at foreign subsidiaries benefited from a favorable currency translation of approximately $6.3 million in first quarter of 2004.

Titan Europe net sales for the quarters ended March 31, were $49.5 million in 2004, compared to $35.7 million in 2003. Therefore, the remaining net sales for the Company were $117.5 million and $93.3 million for the quarters ended March 31, 2004 and 2003, respectively.

Cost of Sales

Cost of sales was $139.7 million for the first quarter of 2004, compared to $118.6 million in 2003. Gross profit for the first quarter of 2004 was $27.3 million or 16.3% of net sales, compared to $10.4 million or 8.1% of net sales for the first quarter of 2003. Gross profit was positively impacted by higher sales levels, which allowed the Company to operate more efficiently.

Titan Europe gross profit for the quarters ended March 31, was $8.3 million or 16.8% in 2004, compared to $5.3 million or 14.8% in 2003. Therefore, the remaining gross profit for the Company was $19.0 million or 16.2% and $5.1 million or 5.5% for the quarters ended March 31, 2004 and 2003, respectively.

The Company’s profit margins continue to be affected by the excess capacity at the idle Brownsville, Texas, and Natchez, Mississippi, facilities. The Brownsville location continues as a distribution and warehouse center for the Company. In December 2003, certain machinery and equipment at the Brownsville and Natchez facilities, with a net book value of $15.6 million and $17.3 million, respectively, were reclassified to assets held for sale. Depreciation is not being recorded on assets held for sale in 2004 in accordance with SFAS No. 144. Certain operating costs continue to be incurred at the Brownsville and Natchez facilities. For the quarter ended March 31, 2004, these costs totaled approximately $1.1 million for the Brownsville facility and $0.2 million for the Natchez facility.

TITAN INTERNATIONAL INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Administrative Expenses

Selling, general and administrative (SG&A) and research and development (R&D) expenses for the first quarter of 2004 were $12.5 million or 7.5% of net sales, compared to $12.1 million or 9.4% of net sales for 2003. Despite the significant increase in sales, the Company was able to maintain administrative expenses near the previous year’s level.

Titan Europe SG&A and R&D expenses for the quarters ended March 31, were $4.9 million or 9.9% of net sales in 2004, compared to $3.8 million or 10.6% in 2003. Therefore, the remaining SG&A and R&D expenses for the Company were $7.6 million or 6.5% of net sales and $8.3 million or 8.9% of net sales for the quarters ended March 31, 2004 and 2003, respectively.

On April 7, 2004, Titan Luxembourg, a European subsidiary, sold 70% of the common stock of Titan Europe, to the public on the AIM market in London. Titan recognized, in the first quarter of 2004, a $3.0 million goodwill impairment on the pending sale of Titan Europe in accordance with accounting standards. See “Recent Developments” for additional information.

Operating Results and Other

Income from operations for the first quarter of 2004 was $11.8 million or 7.0% of net sales, compared to loss from operations of $(1.7) million or (1.3)% in 2003. Operating results were primarily impacted by efficiency related to higher sales as discussed in the “Cost of Sales” section. This efficiency was partially offset by the $3.0 million goodwill impairment on Titan Europe.

Net interest expense was $5.2 million for the first quarter of 2004, compared to $5.0 million in 2003. The slight increase in interest expense for the first quarter of 2004 was due to a slightly higher average debt outstanding in the first quarter of 2004 as compared to the first quarter of 2003.

The Company recorded income tax expense of $1.4 million and an income tax benefit of $0.3 million for the three months ended March 31, 2004 and 2003, respectively. The Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax loss primarily as a result of income tax expense to be paid in foreign jurisdictions and the application of a valuation allowance on the domestic net deferred tax asset balance. As a result of several periods of recurring losses, the Company began reserving its net deferred tax asset position at December 31, 2002, consistent with the Company’s accounting policies.

The Company will continue to monitor its income tax position and will review the necessity of the valuation allowance at the end of each reporting period. To the extent it is determined deferred tax assets will be realized in excess of deferred tax liabilities, some or all of the valuation allowance will be reversed. At March 31, 2004, the Company’s valuation allowance remained consistent with its year-end position.

TITAN INTERNATIONAL INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income (Loss)

Net income for the first quarter of 2004 was $5.3 million compared to net loss of $(5.9) million in 2003. Basic and diluted earnings per share was $.25 for the first quarter of 2004 compared to loss per share of $(.28) in 2003. Net income and earnings per share increased primarily due to higher sales levels offset by the $3.0 goodwill impairment on Titan Europe.

Foreign Subsidiaries Sales

Net sales at foreign subsidiaries were $49.5 million for the first quarter of 2004 as compared to $35.7 million for 2003. The sales increase at foreign subsidiaries was due to additional sales resulting from demand by the foreign subsidiaries’ customers, as well as favorable currency translation of approximately $6.3 million in first quarter of 2004.

Agricultural Segment Results

Net sales in the agricultural market were $103.3 million for the first quarter of 2004 as compared to $78.1 million in 2003. Agricultural market net sales increased as a result of increased demand from the Company’s customers. Income from operations in the agricultural market was $12.7 million for the first quarter of 2004 as compared to $3.4 million for the first quarter of 2003. The increase in income from operations in the agricultural market was attributed to efficiencies gained from higher production levels.

Earthmoving/Construction Segment Results

The Company’s earthmoving/construction market net sales were $53.4 million for the first quarter of 2004 as compared to $41.0 million for the first quarter of 2003. Approximately $8.8 million of the increased sales came from the Company’s foreign subsidiaries whose earthmoving/construction customers have had increased demand. Income from operations in the earthmoving/construction market was $4.0 million for the first quarter of 2004 versus $1.5 million in 2003. The increase in income from operations in the earthmoving/construction market was primarily due to efficiencies gained by operating at higher production levels.

Consumer Segment Results

Consumer market net sales were $10.3 million for the first quarter of 2004 as compared to $9.8 million for the first quarter of 2003. Consumer market income from operations was $0.9 million for the first quarter of 2004 as compared to $0.2 million for 2003. The increase in income from operations in the consumer market was primarily attributed to a change in sales mix to higher margin products.

TITAN INTERNATIONAL INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporate Expenses

Income from operations on a segment basis does not include corporate expenses and depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $5.8 million for the first quarter of 2004 as compared to $6.8 million for the first quarter of 2003. The reduction is attributed to the streamlining of corporate costs, primarily professional fees of approximately $0.9 million.

Market Risk Sensitive Instruments

The Company’s risks related to foreign currencies, commodity prices and interest rates are consistent with those for 2003.

Liquidity and Capital Resources

Cash Flows

As of March 31, 2004, the Company had $18.6 million of unrestricted cash deposited within various bank accounts, including unrestricted cash at Titan Europe, which has been reclassified as assets held for sale, of $9.0 million. The total unrestricted cash balance increased by $12.0 million from December 31, 2003, due to the cash flow items discussed in the following paragraphs.

In the first quarter of 2004, positive cash flows from operating activities of $17.0 million resulted primarily from net income of $5.3 million, depreciation and amortization of $6.7 million, increases in accounts payable of $14.6 million, and increases in other current liabilities of $9.2 million, offset by accounts receivable increases of $24.7 million.

In comparison, for the first quarter of 2003, negative cash flows from operating activities of $15.0 million resulted primarily from a $26.8 million increase in accounts receivable and a net loss of $5.9 million, offset by accounts payable increases of $9.7 million and depreciation and amortization of $7.9 million. The increase in receivables in both years is primarily due to a seasonal increase in sales volume in the first quarter when compared to the fourth quarter. The increase in accounts payable results from this same seasonal increase.

The Company invested $3.0 million in capital expenditures in the first quarter of 2004, compared to $1.8 million in the first quarter of 2003. The expenditures represent various equipment purchases and building improvements to enhance production capabilities. The Company estimates that its total capital expenditures for 2004 could range between $9 million and $12 million.

TITAN INTERNATIONAL INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the three months ended March 31, 2004, $1.9 million of cash was used for financing activities. This use of cash was primarily the result of net debt payment of $1.8 million. In comparison, in the first quarter of 2003, total debt increased by $6.2 million to fund working capital requirements.

Debt Funding

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

The Company is in compliance with these covenants and restrictions as of March 31, 2004. The Company’s adjusted minimum tangible net worth is required to be equal to or greater than $150 million and the Company computed it to be $188.3 million at March 31, 2004. The value of the equipment, accounts receivable and inventory is required to be equal to or greater than 3.00 times the outstanding principal balance of the term loan and is calculated to be 4.00 times this balance at March 31, 2004. The value of the accounts receivable and inventory must be equal to or greater than $100 million and is computed to be $139.2 million at March 31, 2004.

Other Issues

The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.

There have been no significant changes in interest rates, debt borrowings, or related covenants during the first three months of 2004.

The Company had restricted cash of $51.0 million at March 31, 2004, and December 31, 2003. Restricted cash of $24.5 million is on deposit for a court appeal. Additionally, restricted cash of $15.0 million is collateral on a revolving loan agreement. The remaining $11.5 million is collateral on outstanding letters of credit for an industrial revenue bond of $9.6 million and another letter of credit for $1.9 million.

TITAN INTERNATIONAL INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity Outlook

At March 31, 2004, the Company had unrestricted cash and cash equivalents of $9.6 million and no amounts had been drawn on the $20 million revolving loan agreement. In April 2004, Titan received gross proceeds from the sale of Titan Europe shares of approximately $61.8 million before fees and expenses. Approximately $26.4 million of the cash receipts were used to make debt payments in April 2004. Approximately $15.0 million of the cash receipts were used to purchase approximately 4.9 million shares of Titan International stock held by Citicorp Venture Capital, Ltd. See “Recent Developments” for additional information.

The Company has scheduled debt principal payments amounting to $5.1 million due for the remainder of 2004. The Company presently anticipates contributing approximately $7.6 million to its pension plans in the remainder of 2004.

The Company’s term loan will terminate in January 2005. The balance at the time of termination is scheduled to be $52.6 million. The balance was reduced by applying certain of the proceeds of the Titan Europe offering, which was completed in April 2004. The Company intends to secure replacement financing by the termination date of the current term loan. At this time, the Company does not foresee the inability to refinance this debt. The Company is in discussions with its current lenders as well as other lenders regarding the Company’s financial borrowing requirements.

Cash on hand, including the proceeds from the sale of Titan Europe, anticipated internal cash flows from operations and utilization of remaining available borrowings are expected to provide sufficient liquidity for working capital needs, capital expenditures, and payments required on short-term debt for the near term. However, if the Company were to exhaust all currently available working capital sources or were not to meet the financial covenants and conditions of its loan agreements, the Company might find it difficult to secure additional funding in order to meet working capital requirements.

Outlook

In the first quarter of 2004, the Company benefited from increased demand for its products. This demand was driven by the increase in sales of new agricultural and earthmoving/construction vehicles that use the Company’s products. Many of the Company’s customers have positive outlooks for the remainder of 2004. During the first quarter, the Company was able to offset higher raw material costs with certain price increases. The higher sales levels have allowed the Company to manufacture its products in a more efficient operating environment. Given these facts, the Company is optimistic that it will continue to show improved results as compared to the last several years. However, if the increased demand seen in the first quarter of 2004 subsides, the Company may see deterioration in its operating results. The Company’s customers generally operate in businesses that have cyclical demand. Historically, the Company sees higher sales levels in the first half of the year as a result of this cyclical demand.

TITAN INTERNATIONAL INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 7, 2004, Titan Luxembourg S.a.r.l. (Titan Luxembourg), a European subsidiary, sold 70% of the common stock of Titan Europe, Limited (Titan Europe), to the public on the Alternative Investment Market (AIM) of the London, England Stock Exchange. In the first quarter of 2004, Titan Europe had net sales of $49.5 million, income from operations on a consolidated basis of $3.4 million and net income of $1.5 million. In the first quarter of 2004, Titan Europe had depreciation and amortization of $2.3 million and capital expenditures of $1.3 million. Titan Europe’s operating results will no longer be consolidated with those of the Company. However, as an equity investment, the Company will record its 30% share of Titan Europe’s income or loss in Titan’s financial results.

Agricultural Segment

Agricultural market sales are expected to remain at a high level for the remainder of 2004. Crop and livestock prices have remained high, lifting farm income. The healthy farm economy combined with favorable tax depreciation provisions in the United States is supporting an upturn in the sale of agricultural equipment. Many variables, including weather, export markets, and future government policies and payments can greatly influence the overall health of the agricultural economy.

Earthmoving/Construction Segment

Sales for the earthmoving/construction market are expected to remain strong for the rest of 2004. Housing construction continues to remain robust. Rental firms have begun to replenish stocks of construction equipment. Military sales, which are included in this segment, are expected to continue at a high level. Equipment replacement demand is expected to move slightly higher for the remainder of 2004 in the earthmoving/construction segment.

Consumer Segment

Sales in the consumer market are expected to be stable for the duration of 2004. The all terrain vehicle (ATV) wheel and tire market is expected to continue to offer future growth opportunities for Titan. Many items affect the consumer market including weather, competitive pricing, energy prices, and consumer attitude, which has improved but remains cautious.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Accounting Standards

Financial Accounting Standards Board Interpretation Number 46

In December 2003, Financial Accounting Standards Board Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” was revised. FIN No. 46 was originally issued in January 2003 and requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities of the variable interest entity or is entitled to receive a majority of the entity’s residual returns. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. For entities created prior to this date, adoption of the statement and interpretations is required to be applied in the first interim period beginning after March 15, 2004. Certain disclosure requirements were required for all financial statements issued after January 1, 2003. The adoption of this interpretation had no material effect on the Company’s financial position, cash flows or results of operations.

Statement of Financial Accounting Standards Number 132

In December 2003, Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” was revised. The new Statement does not change the measurement or recognition of those plans that is required by previously issued standards. The Statement retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces, and also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The additional disclosures required by SFAS No. 132 (revised 2003) are effective for fiscal years ending after December 15, 2003. The Company has disclosed the additional information required by this statement. The adoption of SFAS No. 132 (revised 2003) had no material effect on the Company’s financial position, cash flows or results of operations.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pensions

The Company has two defined benefit pension plans. These plans are described in Note 20 of the Company’s Notes to Consolidated Financial Statements in the 2003 Form 10-K. The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. During the first quarter of 2004, the Company contributed $0.9 million to its pension plans. The Company presently anticipates contributing approximately $7.6 million to its pension plans in the remainder of 2004.

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

Actual results could differ materially from these forward-looking statements as a result of certain factors, including, (i) changes in the Company’s end-user markets as a result of world economic or regulatory influences, (ii) fluctuations in currency translations, (iii) changes in the competitive marketplace, including new products and pricing changes by the Company’s competitors, (iv) availability and price of raw materials, (v) levels of operating efficiencies, (vi) actions of domestic and foreign governments, (vii) results of investments, and (vii) ability to secure financing at reasonable terms. Any changes in such factors could lead to significantly different results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the Company’s 2003 Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective based on their most recent evaluation, which was completed as of March 31, 2004. During the quarter ended March 31, 2004, there were no significant changes in internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

In a Current Report filed on Form 8-K dated February 27, 2004, the Company furnished a copy of the press release reporting its year-end 2003 financial results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date: April 28, 2004	By:	/s/ Maurice M. Taylor Jr.

Maurice M. Taylor Jr.
President and Chief Executive Officer

	By:	/s/ Kent W. Hackamack

Kent W. Hackamack
Vice President of Finance and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT NO.	EXHIBIT DESCRIPTION
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant ot Section 906 of the Sarbanes-Oxley Act of 2002