Form 10-Q
period 2004-06-30
TITAN INTERNATIONAL INC
filed 2004-07-30
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	July 29, 2004
Common stock, no par value per share	16,326,426

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TITAN INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$121,188	$131,001	$288,164	$259,985
Cost of sales	99,872	124,930	239,555	243,519

Gross profit	21,316	6,071	48,609	16,466
Selling, general and administrative expenses	8,260	10,940	19,972	22,357
Research and development expenses	385	716	1,207	1,384
Goodwill impairment on Titan Europe	0	0	2,988	0

Income (loss) from operations	12,671	(5,585)	24,442	(7,275)
Interest expense	(4,615)	(5,038)	(9,765)	(10,013)
Equity investment income	788	0	788	0
Other income	88	2,005	134	2,483

Income (loss) before income taxes	8,932	(8,618)	15,599	(14,805)
Provision (benefit) for income taxes	3,289	(431)	4,680	(740)

Net income (loss)	$5,643	$(8,187)	$10,919	$(14,065)

Earnings (loss) per common share:
	$.32	$(.39)	$.57	$(.67)
Basic	$.32	$(.39)	$.57	$(.67)
Diluted Average shares outstanding:

Basic	17,379	20,913	19,288	20,852
Diluted	17,436	20,913	19,317	20,852

The accompanying notes are an integral part of the
consolidated condensed financial statements.

TITAN INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	June 30,	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$21,007	$6,556
Accounts receivable (net allowance of $5,076 and $5,331, respectively)	66,529	83,975
Inventories	68,601	112,496
Assets held for sale	37,354	37,775
Deferred income taxes	20,343	20,343
Restricted cash deposits	15,000	0
Prepaid and other current assets	17,775	25,801

Total current assets	246,609	286,946
Property, plant and equipment, net	79,664	138,482
Restricted cash deposits	36,039	51,039
Investment in affiliate	27,967	0
Other assets	18,281	27,794
Goodwill, net	11,702	18,823

Total assets	$420,262	$523,084

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt (including current portion of long-term debt)	$60,231	$21,161
Accounts payable	28,900	51,931
Other current liabilities	28,178	29,883

Total current liabilities	117,309	102,975
Deferred income taxes	22,796	22,796
Other long-term liabilities	32,754	36,960
Long-term debt	147,138	248,397

Total liabilities	319,997	411,128

Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized; 27,555,081 issued)	27	27
Additional paid-in capital	203,050	203,050
Retained earnings	21,361	10,629
Treasury stock (at cost: 11,252,225 and 6,357,761 shares, respectively)	(101,204)	(81,204)
Accumulated other comprehensive loss	(22,969)	(20,546)

Total stockholders’ equity	100,265	111,956

Total liabilities and stockholders’ equity	$420,262	$523,084

The accompanying notes are an integral part of the
consolidated condensed financial statements.

TITAN INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$10,919	$(14,065)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,349	15,780
Goodwill impairment	2,988	0
(Increase) decrease in current assets:
Accounts receivable	(24,570)	(12,639)
Inventories	7,253	3,735
Income tax refund	0	7,687
Prepaid and other current assets	(1,533)	(56)
Increase (decrease) in current liabilities:
Accounts payable	6,856	(2,964)
Other current liabilities	10,439	2,941
Other, net	(3,014)	(236)

Net cash provided by operating activities	20,687	183

Cash flows from investing activities:
Capital expenditures, net	(3,441)	(3,636)
Proceeds from Titan Europe sale	49,984	0
Loan to Titan Europe Plc	(9,227)	0
Other	239	63

Net cash provided by (used for) investing activities	37,555	(3,573)

Cash flows from financing activities:
Proceeds from borrowings	348	20,427
Payment of debt	(28,661)	(14,956)
Repurchase of common stock	(15,000)	(244)
Dividends paid	(212)	(208)
Other, net	(50)	373

Net cash (used for) provided by financing activities	(43,575)	5,392

Effect of exchange rate changes on cash	(216)	331
Net increase in cash and cash equivalents	14,451	2,333
Cash and cash equivalents at beginning of period	6,556	22,049

Cash and cash equivalents at end of period	$21,007	$24,382

The accompanying notes are an integral part of the
consolidated condensed financial statements.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

A.	Accounting Policies

In the opinion of Titan International, Inc. (“Titan” or the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003.

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

Stock-based Compensation

At June 30, 2004, the Company has two stock-based compensation plans, which are described in Note 21 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2003. The Company applies the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. The Company granted no stock options during the first six months of 2004 or 2003 and no stock-based compensation expense was required to be recorded. For the first six months of 2004 and 2003, the total stock-based compensation expense as determined under the fair value method for all awards, net of related tax effects, was computed to be zero and four thousand dollars, respectively. All prior grants became fully vested in 2002.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

B.	Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$24,606	$38,054
Work-in-process	4,374	17,457
Finished goods	35,928	53,177

	64,908	108,688
LIFO reserve	3,693	3,808

	$68,601	$112,496

The large inventory decrease resulted from the April 2004 sale of a majority interest in Titan Europe. See Note N for additional information. The Titan Europe inventory balance at December 31, 2003 was $37.2 million. Included in the above inventory balances at June 30, 2004, and December 31, 2003, are reserves for slow-moving and obsolete inventory of $4.1 million and $6.8 million respectively.

C.	Assets Held for Sale

In December 2003, the Company’s management and Board of Directors approved the sale of certain operating assets with a carrying value of $37.8 million at December 31, 2003. At June 30, 2004, $37.4 million of these assets remain. Land and buildings at the Company’s idle facilities in Walcott, Iowa, and Greenwood, South Carolina, totaling $4.9 million are included in this amount. Machinery and equipment located at the Company’s idle facilities in Brownsville, Texas, and Natchez, Mississippi, with an aggregate carrying value of $32.5 million are also included in assets held for sale. Management has identified no impairment on the carrying value of these assets as of June 30, 2004. Depreciation is not being recorded on assets held for sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 144. Depreciation on these assets held for sale was $1.3 million and $2.6 million for the quarter and six months ended June 30, 2003. Had these assets not been classified as held for sale, depreciation would have been $1.4 million and $2.8 million for the quarter and six months ended June 30, 2004. Appraisals from third-party valuation firms support the fair market value of the machinery and equipment at these facilities to be in excess of the carrying value. The Company has had inquiries regarding these assets and is continuing the sales process with the intention of completion by the end of 2004. If the Company is unable to sell or obtain a firm commitment to sell these assets by the end of 2004, the assets will be reclassified to held and used. If the assets are reclassified back to held and used, they would be valued at the lower of fair value or carrying amount adjusted for untaken depreciation.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

D.	Property, Plant and Equipment

Property, plant and equipment, net reflects accumulated depreciation of $168.3 million and $230.2 million at June 30, 2004, and December 31, 2003, respectively. The large decrease in net property, plant and equipment resulted from the April 2004 sale of a majority interest in Titan Europe. See Note N for additional information. The Titan Europe net property, plant and equipment balance at December 31, 2003, was $53.3 million. The Company has reviewed the fixed assets to assess recoverability from future operations. No impairment has been identified as of June 30, 2004.

E.	Goodwill

Goodwill, net reflects accumulated amortization of $2.9 million at June 30, 2004, as compared to $5.8 million at December 31, 2003. Goodwill amortization was ceased in January 2002, pursuant to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142.

The carrying amount of goodwill by segment at June 30, 2004, was (i) agricultural of $6.9 million, (ii) earthmoving/construction of $3.6 million, and (iii) consumer of $1.2 million. The decrease in net goodwill to $11.7 million at June 30, 2004, from $18.8 million at December 31, 2003, is the result of (i) impairment of Titan Europe goodwill of $3.0 million in the first quarter of 2004 and (ii) the sale of a majority interest in Titan Europe along with a currency translation adjustment of $4.1 million. See Note N for additional information.

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable, as was the case given the pending disposition of a majority interest in Titan Europe at March 31, 2004. There can be no assurance that future goodwill tests will not result in a charge to earnings for additional impairment.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

F.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Senior subordinated notes	$136,750	$136,750
Term loan	60,000	86,425
Revolving loan agreement	0	0
Foreign subsidiary debt	0	35,653
Industrial revenue bonds and other	10,619	10,730

	207,369	269,558
Less: Amounts due within one year	60,231	21,161

	$147,138	$248,397

Aggregate maturities of long-term debt at June 30, 2004, were as follows (in thousands):

July 1 – December 31, 2004	$5,065
2005	55,266
2006	124
2007	136,848
2008	566
Thereafter	9,500

$207,369

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

In the third quarter of 2004, on July 23, 2004, the Company secured a new $100 million revolving credit agreement. This new facility replaces the Company’s $20 million revolving loan agreement and term loan, which were terminated on July 23, 2004.

Also in the third quarter, on July 26, 2004, the Company sold $115 million of 5.25% senior unsecured convertible notes due 2009. The net proceeds of the sale of $111.3 million will be applied to the outstanding principal of the Company’s 8.75% senior subordinated notes due 2007.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Additionally, in the third quarter, on July 26, 2004, the Company notified the trustee to redeem all of Titan’s outstanding 8.75% senior subordinated notes. The redemption date will be August 26, 2004, for the total $136.8 million of notes outstanding at a redemption price of 101.458% per note (expressed as a percentage of the principal amount).

G.	Warranty Costs

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

	2004	2003
Warranty liability, January 1	$1,508	$1,617
Provision for warranty liabilities	1,290	928
Warranty payments made	(1,071)	(922)

Warranty liability, June 30	$1,727	$1,623

H.	Income Taxes

The Company recorded income tax expense of $4.7 million and an income tax benefit of $0.7 million for the six months ended June 30, 2004 and 2003, respectively. The Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) primarily as a result of income tax expense to be paid in foreign jurisdictions and the application of a valuation allowance on the domestic net deferred tax asset balance. As a result of several years of previous losses, the Company had reserved its net deferred tax asset position, consistent with the Company’s accounting policies. As a result of the sale of Titan Europe, the Company will reverse a $15.0 million valuation allowance and use the deferred tax asset to offset the taxable proceeds received from the sale. At June 30, 2004, the Company had no remaining valuation allowance.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

I.	Employee Benefit Plans

The Company has two frozen defined benefit pension plans. The components of net periodic pension cost consisted of the following (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Interest cost	$1,116	$1,154	$2,232	$2,308
Expected return on assets	(1,098)	(870)	(2,196)	(1,740)
Amortization of unrecognized prior service cost	34	36	68	72
Amortization of unrecognized deferred taxes	(14)	(15)	(28)	(30)
Amortization of net unrecognized loss	402	398	804	796

Net periodic pension cost	$440	$703	$880	$1,406

During the six months ended June 30, 2004, the Company contributed $2.9 million to the frozen defined benefit pension plans. The Company presently anticipates contributing approximately $5.5 million to the pension plans in the remainder of 2004.

J.	Goodwill Impairment on Titan Europe

On April 7, 2004, Titan Luxembourg, a wholly-owned European subsidiary, sold 70% of the common stock of Titan Europe, to the public on the AIM market in London. In the first quarter of 2004, Titan recognized a $3.0 million goodwill impairment on the pending sale of Titan Europe based on the valuation of Titan Europe inherent in the April 2004 public offering in accordance with the Company’s goodwill impairment policy. The April 2004 consideration for the entire Titan Europe offering was $89.5 million as compared to a book value of $92.5 million resulting in a goodwill impairment of $3.0 million. See Note N for additional information.

K.	Comprehensive Income (Loss)

Comprehensive income, which included net income of $5.6 million and the effect of foreign currency translation adjustments of $(2.2) million, totaled $3.4 million for the second quarter of 2004, compared to comprehensive loss of $(4.9) million in the second quarter of 2003. Comprehensive income for the six months ended June 30, 2004 was $8.5 million, including net income of $10.9 million and the effect of foreign currency translations of $(2.4) million, compared to comprehensive loss of $(10.8) million in 2003.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

L.	Segment Information

The following tables present information about certain revenues and income from operations for the three and six months ended June 30, 2004 and 2003 used by the chief operating decision maker of the Company (in thousands):

	Revenues		Income (loss)
Three months ended	from external	Intersegment	from
June 30, 2004	customers	revenues	operations
Agricultural	$79,826	$11,911	$12,950
Earthmoving/construction	33,662	5,137	4,856
Consumer	7,700	516	636
Reconciling items (a)	0	0	(5,771)

Consolidated totals	$121,188	$17,564	$12,671

Three months ended June 30, 2003
Agricultural	$75,847	$15,473	$191
Earthmoving/construction	45,138	8,620	1,103
Consumer	10,016	1,527	(279)
Reconciling items (a)	0	0	(6,600)

Consolidated totals	$131,001	$25,620	$(5,585)

(a)	Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment carried at the corporate level.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	Revenues		Income (loss)
Six months ended	from external	Intersegment	from
June 30, 2004	customers	revenues	operations
Agricultural	$183,132	$29,279	$25,663	(b)
Earthmoving/construction	87,051	13,853	8,825	(b)
Consumer	17,981	1,755	1,522	(b)
Reconciling items (a)	0	0	(11,568)

Consolidated totals	$288,164	$44,887	$24,442	(b)

Six months ended June 30, 2003
Agricultural	$153,949	$40,419	$3,578
Earthmoving/construction	86,182	19,815	2,650
Consumer	19,854	4,281	(71)
Reconciling items (a)	0	0	(13,432)

Consolidated totals	$259,985	$64,515	$(7,275)

(a)	Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment carried at the corporate level.

(b)	Amount includes the pro rata portion of the goodwill impairment recorded on Titan Europe during the first quarter of 2004.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Assets by segment were as follows (in thousands):

	June 30,	December 31,
Total assets	2004	2003
Agricultural	$184,169	$246,138
Earthmoving/construction	82,641	144,580
Consumer	20,087	27,130
Reconciling items (a)	133,365	105,236

Consolidated totals	$420,262	$523,084

(a)	Represents property, plant and equipment and goodwill related to certain acquisitions and other corporate assets.

M.	Earnings per Share

Earnings per share are as follows (amounts in thousands, except per share data):

	Three months ended,
	June 30, 2004			June 30, 2003
		Weighted			Weighted
	Net	-average	Per share	Net	-average	Per share
	Income	shares	amount	Loss	shares	amount
Basic EPS	$5,643	17,379	$.32	$(8,187)	20,913	$(.39)
Effect of stock options	0	57		0	0

Diluted EPS	$5,643	17,436	$.32	$(8,187)	20,913	$(.39)

	Six months ended,
	June 30, 2004			June 30, 2003
		Weighted			Weighted
	Net	-average	Per share	Net	-average	Per share
	Income	shares	amount	Loss	shares	amount
Basic EPS	$10,919	19,288	$.57	$(14,065)	20,852	$(.67)
Effect of stock options	0	29		0	0

Diluted EPS	$10,919	19,317	$.57	$(14,065)	20,852	$(.67)

The effect of stock options with exercise prices that were greater than the average market price of the Company’s common shares have been excluded, as the effect would have been antidilutive.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

N.	Titan Europe Sale

On April 7, 2004, Titan Luxembourg, a wholly-owned European subsidiary, sold 70% of the common stock of Titan Europe, to the public on the AIM market in London. Titan Luxembourg is the largest single stockholder in Titan Europe Plc, retaining a 30% interest. Titan Luxembourg’s proceeds from the sale of Titan Europe shares were approximately $62.0 million before fees and expenses of approximately $2.8 million. The Company recorded cash receipts of $50.0 million and a note receivable from the newly created public company, Titan Europe Plc, of $9.2 million.

In the first quarter of 2004, Titan recognized a $3.0 million goodwill impairment on the pending sale of Titan Europe in accordance with the Company’s goodwill impairment policy. Approximately $26.4 million of the cash receipts from the sale of Titan Europe were used to reduce the Company’s debt balances in April 2004. An additional $15.0 million of the cash receipts were used to purchase the shares of Titan International stock (approximately 4.9 million shares) held by Citicorp Venture Capital, Ltd.

The Company is accounting for its 30% interest in Titan Europe as an equity investment. Titan recognized equity income on its investment in Titan Europe of $0.8 million in the second quarter of 2004. The carrying value of the Company’s equity investment in Titan Europe was $28.0 million at June 30, 2004, classified as investment in affiliate on the consolidated condensed balance sheet.

Had the transaction occurred on January 1, 2003, net sales for the three and six months ended June 30, 2004, would have been $121.2 and $238.7 million respectively, compared to $94.0 and $187.3 million in 2003. Income from operations for the three and six months ended June 30, 2004, would have been $12.7 and $24.0 million respectively, compared to loss from operations of $(7.1) and $(10.3) million in 2003. Net income for the three and six months ended June 30, 2004, would have been $5.6 and $12.8 million respectively compared to loss of $(8.4) and $(14.7) million in 2003. Earnings per share for the three and six months ended June 30, 2004, would have been $0.32 and $0.66 respectively, compared to loss per share of $(0.40) and $(0.71) in 2003.

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

O.	Stock Repurchase

On April 20, 2004, the Company purchased the shares of Titan International stock held by Citicorp Venture Capital, Ltd. (CVC) (approximately 4.9 million shares) for $15.0 million. CVC was formerly the largest single stockholder of Titan. In connection with this purchase of Titan’s common stock, the Company recorded an accrued contingent liability of $5.0 million for contingent obligations under the stock purchase agreement. These treasury shares were valued at $20.0 million. For further information, see the Company’s Form 8-K filed on April 22, 2004.

P.	Lease Commitments

The Company leases certain buildings and equipment under operating leases, including a lease for the building in Brownsville, Texas. The Brownsville, Texas, lease has been renewed until September 2005, with this facility continuing to be used as a tire, distribution and warehouse center for the Company. Titan also maintains a purchase option for the one million square foot building at a price of approximately $12.9 million, depending on the exercise date and other items. Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At June 30, 2004, future minimum commitments under noncancellable operating leases with initial or remaining terms of one year were as follows (in thousands):

July 1 - December 31, 2004	$1,304
2005	1,758
2006	807
2007	803
2008	241
Thereafter	12

$4,925

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Q.	New Accounting Standards

Financial Accounting Standards Board Interpretation Number 46

In December 2003, Financial Accounting Standards Board Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” was revised. FIN No. 46 was originally issued in January 2003 and requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities of the variable interest entity or is entitled to receive a majority of the entity’s residual returns. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. For entities created prior to this date, adoption of the statement and interpretations is required to be applied in the first interim period ending after March 15, 2004. Certain disclosure requirements were required for all financial statements issued after January 1, 2003. The adoption of this interpretation had no material effect on the Company’s financial position, cash flows or results of operations.

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

TITAN INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

R.	Subsequent Events – Debt Restructuring

New $100 Million Revolving Credit Facility

On July 23, 2004, the Company secured a new $100 million revolving credit agreement with agents LaSalle Bank National Association and General Electric Capital Corporation. This new facility replaces the Company’s former $20 million revolving loan agreement and term loan. Both of these former facilities were terminated on July 23, 2004. Restricted cash of $15.0 million relating to the old revolving loan agreement was released on the date of the transaction. The new revolving credit facility will be secured by a first priority security interest in certain assets of Titan’s domestic subsidiaries. The borrowings under the facility will bear interest at a floating rate of either prime rate plus 1.5% or at LIBOR plus 3.0%. The facility contains certain financial covenants and other customary affirmative and negative covenants.

New 5.25% Senior Unsecured Convertible Notes

On July 26, 2004, the Company sold $115 million of 5.25% senior unsecured convertible notes due 2009. These notes are convertible into shares of the Company’s stock at any time on or before maturity at a conversion price of $13.50 per common share. The net proceeds from the sale of $111.3 million will be applied to the outstanding principal of the Company’s 8.75% senior subordinated notes.

Redemption of 8.75% Senior Subordinated Notes

On July 26, 2004, the Company notified the trustee to redeem all of Titan’s outstanding 8.75% senior subordinated notes. The redemption date will be August 26, 2004, for the total $136.8 million of notes outstanding at a redemption price of 101.458% per note (expressed as a percentage of the principal amount).

Termination Expenses

In connection with the termination of the Company’s $20 million revolving loan agreement and term loan and the redemption of the 8.75% senior subordinated notes, Titan expects to record expenses of approximately $3.8 million in the third quarter of 2004. These expenses are related to unamortized deferred financing, redemption costs, and prepayment penalty.

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

The Company recorded sales of $121.2 million for the second quarter of 2004. Pro forma second quarter 2003 sales were $94.0 million, after removing the sales of Titan Europe. (See Recent Developments.) The sales increase is mainly the result of agricultural market sales, which increased by approximately 44% as compared to second quarter 2003.

Titan’s net income was $5.6 million for the second quarter, compared to the second quarter 2003 net loss of $(8.2) million. Earnings per share was $.32 for the quarter versus loss per share of $(.39) for the same quarter of the previous year.

Recent Developments

Sale of Titan Europe

On April 7, 2004, Titan Luxembourg, a wholly-owned European subsidiary, sold 70% of the common stock of Titan Europe, to the public on the AIM market in London. Titan Luxembourg is the largest single stockholder in Titan Europe Plc, retaining a 30% interest. Titan Luxembourg’s proceeds from the sale of Titan Europe shares were approximately $62.0 million, before fees and expenses of approximately $2.8 million. The Company recorded cash receipts of $50.0 million and a note receivable from the newly created public company, Titan Europe Plc, of $9.2 million.

In the first quarter of 2004, Titan recognized a $3.0 million goodwill impairment on the pending sale of Titan Europe in accordance with the Company’s goodwill impairment policy. Approximately $26.4 million of the cash receipts from the sale of Titan Europe were used to reduce the Company’s debt balances in April 2004. An additional $15.0 million of the cash receipts were used to purchase the shares of Titan International stock (approximately 4.9 million shares) held by Citicorp Venture Capital, Ltd.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is accounting for its 30% interest in Titan Europe as an equity investment. Titan recognized equity income on its investment in Titan Europe of $0.8 million in the second quarter of 2004. The carrying value of the Company’s equity investment in Titan Europe was $28.0 million at June 30, 2004.

Had the transaction occurred on January 1, 2003, net sales for the three and six months ended June 30, 2004, would have been $121.2 and $238.7 million respectively, compared to $94.0 and $187.3 million in 2003. Income from operations for the three and six months ended June 30, 2004, would have been $12.7 and $24.0 million respectively, compared to loss from operations of $(7.1) and $(10.3) million in 2003. Net income for the three and six months ended June 30, 2004, would have been $5.6 and $12.8 million respectively compared to loss of $(8.4) and $(14.7) million in 2003. Income per share for the three and six months ended June 30, 2004, would have been $0.32 and $0.66 respectively, compared to loss per share of $(0.40) and $(0.71) in 2003.

Stock Repurchase

On April 20, 2004, the Company purchased the shares of Titan International stock held by Citicorp Venture Capital, Ltd. (CVC) (approximately 4.9 million shares) for $15.0 million. CVC was formerly the largest single stockholder of Titan. In connection with this purchase of Titan’s common stock, the Company recorded an accrued contingent liability of $5.0 million for contingent obligations under the stock purchase agreement. These treasury shares were valued at $20.0 million. For further information, see the Company’s Form 8-K filed on April 22, 2004.

Debt Restructuring

New $100 Million Revolving Credit Facility – On July 23, 2004, the Company secured a new $100 million revolving credit agreement with agents LaSalle Bank National Association and General Electric Capital Corporation. This new facility replaces the Company’s former $20 million revolving loan agreement and term loan. Both of these former facilities were terminated on July 23, 2004. Restricted cash of $15.0 million relating to the old revolving loan agreement was released on the date of the transaction. The new revolving credit facility will be secured by a first priority security interest in certain assets of Titan’s domestic subsidiaries. The borrowings under the facility will bear interest at a floating rate of either prime rate plus 1.5% or at LIBOR plus 3.0%. The facility contains certain financial covenants and other customary affirmative and negative covenants.

New 5.25% Senior Unsecured Convertible Notes – On July 26, 2004, the Company sold $115 million of 5.25% senior unsecured convertible notes due 2009. These notes are convertible into shares of the Company’s stock at any time on or before maturity at a conversion price of $13.50 per common share. The net proceeds from the sale of $111.3 million will be applied to the outstanding principal of the Company’s 8.75% senior subordinated notes.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Redemption of 8.75% Senior Subordinated Notes – On July 26, 2004, the Company notified the trustee to redeem all of Titan’s outstanding 8.75% senior subordinated notes. The redemption date will be August 26, 2004, for the total $136.8 million of notes outstanding at a redemption price of 101.458% per note (expressed as a percentage of the principal amount).

Termination Expenses – In connection with the termination of the Company’s $20 million revolving loan agreement and term loan and the redemption of the 8.75% senior subordinated notes, Titan expects to record expenses of approximately $3.8 million in the third quarter of 2004. These expenses are related to unamortized deferred financing, redemption costs, and prepayment penalty.

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

Impairment of Fixed Assets

The Company reviews fixed assets to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. Impairment losses are measured as the excess of the carrying value of the asset over the discounted expected future cash flows, or the fair value of the asset. The Company had assets held for sale of $37.4 million at June 30, 2004. Depreciation is not recorded on assets held for sale in accordance with SFAS No. 144. Appraisals from third-party valuation firms support the fair market value of the machinery and equipment at these facilities to be in excess of the carrying value. Significant assumptions relating to future operations must be made when estimating future cash flows. Should unforeseen events occur or should operating trends change significantly, impairment losses could occur.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Product Costing

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 54% of inventories and the first-in, first-out (FIFO) method for the remainder of inventories at June 30, 2004. Market is estimated based on current selling prices. Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price, based on historical experience. Should this experience change, adjustments to the estimated provisions would be necessary.

Impairment of Goodwill

The Company’s goodwill was $11.7 million at June 30, 2004, as compared to $18.8 million at December 31, 2003. This $7.1 million reduction was due to the sale of Titan Europe. The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment. Should unforeseen events occur or should operating trends change significantly, impairment losses could occur.

Valuation of Investments Accounted for Under the Equity Method

The Company had an equity investment in Titan Europe Plc of $28.0 million at June 30, 2004. The Company assesses the carrying value of its equity investments whenever events and circumstances indicate that the carrying value may not be recoverable. Should unforeseen events occur or should investment trends change significantly, impairment losses could occur.

Retirement Benefit Obligations

Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. During the six months ended June 30, 2004, the Company contributed $2.9 million to its pension plans. The Company presently anticipates contributing approximately $5.5 million to its pension plans in the remainder of 2004. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 20 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2003.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales

Net sales for the quarter ended June 30, 2004, were $121.2 million, compared to 2003 second quarter net sales of $131.0 million. Net sales for the six months ended June 30, 2004, were $288.2 million, compared to 2003 net sales of $260.0 million. The second quarter net sales decrease is attributed to the sale of Titan Europe on April 7, 2004. Had the transaction occurred on January 1, 2003, net sales for the quarter ended June 30, 2003, would have been $94.0 million. The increase in net sales on a comparable basis was $27.2 million. Of this amount, approximately one-third was due to price increases related to higher raw material costs. The remaining two-thirds was attributed to higher demand, primarily from the Company’s agricultural segment, which increased 44% when compared to the previous year’s quarter.

Cost of Sales and Gross Profit

Cost of sales were $99.9 and $239.6 million for the second quarter and for the six months ended June 30, 2004, as compared to $124.9 and $243.5 million in 2003. Gross profit for the second quarter of 2004 was $21.3 million or 17.6% of net sales, compared to $6.1 million or 4.6% of net sales for the second quarter of 2003. Gross profit for the six months ended June 30, 2004, was $48.6 million or 16.9% of net sales, compared to $16.5 million or 6.3% of net sales for 2003. Gross profit was positively impacted by higher sales levels, which allowed the Company to operate more efficiently. Also, the Company has been able to institute certain price increases required due to higher raw material costs.

The Company’s profit margins continue to be affected by the excess capacity at the idle Brownsville, Texas, and Natchez, Mississippi, facilities. The Brownsville location continues as a tire, distribution and warehouse center for the Company. In December 2003, certain machinery and equipment at the Brownsville and Natchez facilities, with a net book value of $15.6 million and $17.3 million, respectively, were reclassified to assets held for sale. Depreciation is not being recorded on assets held for sale in 2004 in accordance with SFAS No. 144. Certain operating costs continue to be incurred at the Brownsville and Natchez facilities. For the quarter and six months ended June 30, 2004, these costs totaled approximately $1.1 and $2.3 million. In the second quarter of 2003, these facilities incurred costs associated with excess capacity of approximately $4.7 million. The $3.6 million reduction in costs at the Brownsville and Natchez facilities in second quarter 2004 as compared to second quarter 2003 positively impacted gross profit.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Administrative Expenses

Selling, general and administrative (SG&A) and research and development (R&D) expenses for the second quarter of 2004 were $8.6 million or 7.1% of net sales, compared to $11.7 million or 8.9% of net sales for 2003. Expenses for SG&A and R&D, combined with goodwill impairment charges for the six months ended June 30, 2004 were $24.2 million or 8.4% of net sales, compared to $23.7 million or 9.1% of net sales in 2003. Despite the significant increase in sales, the Company was able to maintain administrative expenses near the previous year’s level. Also, administrative expenses as a percentage of net sales were positively impacted by the sale of Titan Europe, which had administrative expenses that averaged 10% to 11% on a historical basis.

Operating Results and Other

Income from operations for the second quarter of 2004 was $12.7 million or 10.5% of net sales, compared to loss from operations of $(5.6) million or (4.3)% in 2003. Income from operations for the six months ended June 30, 2004 was $24.4 million or 8.5% of net sales, compared to loss of $(7.3) million or (2.8)% for 2003. Operating results were primarily impacted by efficiency related to higher sales as discussed in the “Cost of Sales” section. This efficiency was partially offset by the $3.0 million goodwill impairment on Titan Europe.

Interest expense was $4.6 million and $9.8 million for the second quarter and for the six months ended June 30, 2004, respectively, compared to $5.0 million and $10.0 million in 2003. The decreased interest expense in 2004 was primarily due to lower debt balances partially offset by a slightly higher average interest rate.

Income tax expense recorded was $3.3 and $4.7 million for the second quarter and for the six months ended June 30, 2004, as compared to an income tax benefit of $(0.4) and $(0.7) million in 2003. The Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) primarily as a result of income tax expense to be paid in foreign jurisdictions and the application of a valuation allowance on the domestic net deferred tax asset balance. As a result of several years of previous losses, the Company had reserved its net deferred tax asset position, consistent with the Company’s accounting policies. As a result of the sale of Titan Europe, the Company will reverse a $15.0 million valuation allowance and use the deferred tax asset to offset the taxable proceeds from the sale. At June 30, 2004, the Company had no remaining valuation allowance.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income (Loss)

Net income for the second quarter and for the six months ended June 30, 2004, was $5.6 and $10.9 million, respectively, compared to loss of $(8.2) and $(14.1) million in 2003. Basic and diluted earnings per share were $.32 and $.57 for the second quarter and for the six months ended June 30, 2004, compared to (loss) per share of $(.39) and $(.67) in 2003. Net income and earnings per share increased primarily due to higher sales levels and certain price increases required due to raw material costs.

Agricultural Segment Results

Net sales in the agricultural market were $79.8 and $183.1 million for the second quarter and the six months ended June 30, 2004, as compared to $75.8 and $153.9 million in 2003. Had the Titan Europe sale occurred on January 1, 2003, net sales in the agricultural market for the quarter ended June 30, 2003, would have been $55.4 million. Agricultural market net sales increased as a result of increased demand from the Company’s customers. Income from operations in the agricultural market was $13.0 and $25.7 million for the second quarter and the six months ended June 30, 2004, as compared to $0.2 and $3.6 million in 2003. Income from operations in the agricultural market was positively affected by efficiencies gained from higher production levels and certain price increases.

Earthmoving/Construction Segment Results

The Company’s earthmoving/construction market net sales were $33.7 and $87.1 million for the second quarter and the six months ended June 30, 2004, as compared to $45.1 and $86.2 million for 2003. Had the Titan Europe sale occurred on January 1, 2003, net sales in the earthmoving/ construction market for the quarter ended June 30, 2003, would have been $29.8 million. Income from operations in the earthmoving/construction market was $4.9 and $8.8 million for the second quarter and the six months ended June 30, 2004, versus $1.1 and $2.7 million in 2003. Income from operations in the earthmoving/construction market was positively affected by efficiencies gained from higher production levels and certain price increases.

Consumer Segment Results

Consumer market net sales were $7.7 and $18.0 million for the second quarter of 2004 and the six months ended June 30, 2004, as compared to $10.0 and $19.9 million for 2003. Had the Titan Europe sale occurred on January 1, 2003, net sales in the consumer market for the quarter ended June 30, 2003, would have been $8.8 million. Consumer market income from operations was $0.6 and $1.5 million for the second quarter of 2004 and the six months ended June 30, 2004, as compared to loss from operations of $(0.3) and $(0.1) million for 2003. The increase in income from operations in the consumer market was primarily attributed to a change in sales mix to higher margin products.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporate Expenses

Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $5.8 and $11.6 million for the second quarter and the six months ended June 30, 2004, respectively, as compared to $6.6 and $13.4 million for comparable periods in 2003. The reduction in corporate expenses is primarily attributed to the sale of Titan Europe.

Segment Results without Europe

The following results are computed as if the Titan Europe sale transaction occurred on January 1, 2003. Overall, net sales for the three and six months ended June 30, 2004, would have been $121.2 and $238.7 million respectively, compared to $94.0 and $187.3 million in 2003. Income from operations for the three and six months ended June 30, 2004, would have been $12.7 and $24.0 million respectively, compared to loss from operations of $(7.1) and $(10.3) million in 2003. Net income for the three and six months ended June 30, 2004, would have been $5.6 and $12.8 million respectively compared to loss of $(8.4) and $(14.7) million in 2003. Income per share for the three and six months ended June 30, 2004, would have been $0.32 and $0.66 respectively, compared to loss per share of $(0.40) and $(0.71) in 2003.

Agricultural Segment without Europe – If the Europe sale transaction occurred on January 1, 2003, the net sales and income (loss) from operations would have been as follows for the agricultural segment. Net sales would have been $79.8 and $158.9 million for the three and six months ended June 30, 2004, as compared to $55.4 and $113.4 million for 2003. Income (loss) from operations would have been $13.0 and $24.8 million for the three and six months ended June 30, 2004, as compared to $(1.1) and $0.9 million in 2003.

Earthmoving/Construction Segment without Europe – If the Europe sale transaction occurred on January 1, 2003, the net sales and income from operations would have been as follows for the earthmoving/construction segment. Net sales would have been $33.7 and $63.6 million for the three and six months ended June 30, 2004, as compared to $29.8 and $56.2 million for 2003. Income from operations would have been $4.9 and $8.4 million for the three and six months ended June 30, 2004, as compared to $0.3 and $1.1 million in 2003.

Consumer Segment without Europe – If the Europe sale transaction occurred on January 1, 2003, the net sales and income (loss) from operations would have been as follows for the consumer segment. Net sales would have been $7.7 and $16.3 million for the three and six months ended June 30, 2004, as compared to $8.8 and $17.7 million for 2003. Income (loss) from operations would have been $0.6 and $1.6 million for the three and six months ended June 30, 2004, as compared to $(0.3) and $(0.2) million in 2003.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Foreign Subsidiaries Sales

The Company recorded no net sales from foreign subsidiaries in the second quarter ended June 30, 2004, as compared to $37.0 million in 2003. For the six months ended June 30, 2004, foreign sales of $49.5 were recorded, as compared to $72.7 million in 2003. The sales decrease at foreign subsidiaries was due to the sale of Titan Europe. Titan retains a 30% ownership in Titan Europe. This 30% interest in Titan Europe is accounted for as an equity investment, and, therefore, their sales are no longer consolidated with Titan beginning in the second quarter of 2004.

Liquidity and Capital Resources

Cash Flows

As of June 30, 2004, the Company had $21.0 million of unrestricted cash deposited within various bank accounts. The unrestricted cash balance increased by $14.4 million from December 31, 2003, due to the cash flow items discussed in the following paragraphs.

In the first six months of 2004, positive cash flows from operating activities of $20.7 million resulted primarily from net income of $10.9 million and depreciation and amortization of $11.3 million. In comparison, in the first six months of 2003, positive cash flows from operating activities of $0.2 million resulted primarily from depreciation and amortization of $15.8 million, an income tax refund of $7.7 million and an inventory decrease of $3.7 million. These items were offset by the net loss of $(14.1) million and an increase in accounts receivable of $12.6 million.

The Company invested $3.4 million in capital expenditures in the first six months of 2004, as compared to $3.6 million in the first six months of 2003. The expenditures represent various equipment purchases and building improvements to enhance production capabilities. The Company estimates that its total capital expenditures for 2004 could range between $8 million and $10 million. The Company received net proceeds of $50.0 million on the sale of Titan Europe. The Company recorded a $9.2 million note receivable from the newly created public company, Titan Europe Plc.

In the first six months of 2004, $43.6 million was used for financing activities. This use of cash is primarily the result of net debt payment of $28.3 million and repurchase of common stock of $15.0 million. In the first six months of 2003, net cash received from debt borrowing was $5.5 million.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Debt Funding

The Company’s term loan and revolving loan agreements contain various covenants and restrictions. The financial covenants in these loan agreements require that the (i) Company’s adjusted minimum tangible net worth be equal to or greater than $150 million, (ii) value of equipment, accounts receivable, and inventory be equal to or greater than 3.00 times the outstanding principal balance of the term loan, and (iii) value of accounts receivable and inventory be equal to or greater than $100 million. Restrictions include (i) limits on payments of dividends and repurchases of the Company’s stock, (ii) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company, and (iii) limitations on investments, dispositions of assets and guarantees of indebtedness. These covenants and restrictions could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions. If the Company were unable to meet these covenants, the Company would be in default on these loan agreements.

The Company is in compliance with these covenants and restrictions as of June 30, 2004. The Company’s adjusted minimum tangible net worth is required to be equal to or greater than $150 million and the Company computed it to be $175.7 million at June 30, 2004. The value of the equipment, accounts receivable and inventory are required to be equal to or greater than 3.00 times the outstanding principal balance of the term loan and was calculated to be 5.63 times this balance at June 30, 2004. The value of the accounts receivable and inventory must be equal to or greater than $100 million and was computed to be $135.1 million at June 30, 2004.

Other Issues

New $100 Million Revolving Credit Facility – On July 23, 2004, the Company secured a new $100 million revolving credit agreement with agents LaSalle Bank National Association and General Electric Capital Corporation. This new facility replaces the Company’s former $20 million revolving loan agreement and term loan. Both of these former facilities were terminated on July 23, 2004. Restricted cash of $15.0 million relating to the old revolving loan agreement was released on the date of the transaction. The new revolving credit facility will be secured by a first priority security interest in certain assets of Titan’s domestic subsidiaries. The borrowings under the facility will bear interest at a floating rate of either prime rate plus 1.5% or at LIBOR plus 3.0%. The facility contains certain financial covenants and other customary affirmative and negative covenants.

New 5.25% Senior Unsecured Convertible Notes – On July 26, 2004, the Company sold $115 million of 5.25% senior unsecured convertible notes due 2009. These notes are convertible into shares of the Company’s stock at any time on or before maturity at a conversion price of $13.50 per common share. The net proceeds from the sale of $111.3 million will be applied to the outstanding principal of the Company’s 8.75% senior subordinated notes.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Redemption of 8.75% Senior Subordinated Notes – On July 26, 2004, the Company notified the trustee to redeem all of Titan’s outstanding 8.75% senior subordinated notes. The redemption date will be August 26, 2004, for the total $136.8 million of notes outstanding at a redemption price of 101.458% per note (expressed as a percentage of the principal amount).

Termination Expenses – In connection with the termination of the Company’s $20 million revolving loan agreement and term loan and the redemption of the 8.75% senior subordinated notes, Titan expects to record expenses of approximately $3.8 million in the third quarter of 2004. These expenses are related to unamortized deferred financing, redemption costs, and prepayment penalty.

The Company’s business is subject to seasonal sales variations that affect inventory levels and accounts receivable balances.

The Company had restricted cash of $51.0 million at June 30, 2004, and December 31, 2003. Restricted cash of $24.5 million is on deposit for a court appeal. Additionally, restricted cash of $15.0 million is collateral on a revolving loan agreement. The $15.0 million cash collateral on the revolving loan agreement was classified as a current asset at June 30, 2004, and released on July 23, 2004, when the revolving loan agreement was terminated. The remaining $11.5 million is collateral on outstanding letters of credit for an industrial revenue bond of $9.6 million and another letter of credit for $1.9 million.

Liquidity Outlook

At June 30, 2004, the Company had unrestricted cash and cash equivalents of $21.0 million and no amount was drawn on the $20 million revolving loan agreement. After the previously described July 2004 debt restructuring, the Company had additional scheduled debt principal payments due amounting to $0.1 million for the remainder of 2004 and $0.2 million in the next twelve months ending June 30, 2005. The Company presently anticipates contributing approximately $5.5 million to its pension plans in the remainder of 2004.

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

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook

In the first half of 2004, the Company benefited from increased demand for its products. This demand was driven by the increase in sales of new agricultural and earthmoving/construction vehicles that use the Company’s products. Many of the Company’s customers continue to have positive outlooks for the remainder of 2004. During the first half of 2004, the Company was able to offset higher raw material costs with certain price increases. The higher sales levels have allowed the Company to manufacture its products in a more efficient operating environment. Given these facts, the Company is optimistic that it will continue to show improved results as compared to the last several years. However, if the increased demand seen in the first half of 2004 subsides, the Company’s operating results may deteriorate. The Company’s customers generally operate in businesses that have cyclical demand. Historically, the Company sees higher sales levels in the first half of the year because of seasonal demand. As a result, sales in the third and fourth quarters will decline. Because much of our overhead expenses are fixed, seasonal trends can cause reductions in our quarterly profit margins and financial conditions. However, the Company believes third and fourth quarter sales may be stronger than customary for those respective quarters.

Agricultural Segment

Agricultural market sales are expected to remain at an elevated level for the remainder of 2004. Crop and livestock prices have remained high, lifting farm income. The healthy farm economy combined with favorable tax depreciation provisions in the United States is supporting an upturn in the sale of agricultural equipment. Many variables, including weather, export markets, and future government policies and payments can greatly influence the overall health of the agricultural economy.

Earthmoving/Construction Segment

Sales for the earthmoving/construction market are expected to remain higher for the rest of 2004. Rental firms and contractors are replenishing stocks of construction equipment. Military sales, which are included in this segment, are also expected to remain strong. The earthmoving/construction segment is sensitive to interest rate changes, and, therefore, sales in the earthmoving/construction segment may decrease as interest rates increase.

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

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Market Risk Sensitive Instruments

The Company’s risks related to commodity prices and interest rates are consistent with those for 2003. For more information, see the “Market Risk Sensitive Instruments” discussion in the Company’s Form 10-K for the fiscal year ended December 31, 2003.

Exchange Rate Sensitivity

The Company is exposed to fluctuations in the Euro, British pound and other world currencies. Titan does not hedge foreign currency transaction or translation exposures. The Company’s net investment in foreign entities translated into U.S. dollars at June 30, 2004, was $40.0 million. This amount changed significantly from the December 31, 2003, amount of $67.5 million as a result of the sale of 70% of Titan Europe. The hypothetical potential loss in value of the Company’s net investment in foreign entities resulting from a 10% adverse change in foreign currency exchange rates at June 30, 2004, would amount to $4.0 million.

Pensions

The Company has two frozen defined benefit pension plans. These plans are described in Note 20 of the Company’s Notes to Consolidated Financial Statements in the 2003 Form 10-K. The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. During the six months ended June 30, 2004, the Company contributed $2.9 million to the pension plans. The Company presently anticipates contributing approximately $5.5 million to the pension plans in the remainder of 2004.

TITAN INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Accounting Standards

Financial Accounting Standards Board Interpretation Number 46

In December 2003, Financial Accounting Standards Board Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” was revised. FIN No. 46 was originally issued in January 2003 and requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the activities of the variable interest entity or is entitled to receive a majority of the entity’s residual returns. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. For entities created prior to this date, adoption of the statement and interpretations is required to be applied in the first interim period ending after March 15, 2004. Certain disclosure requirements were required for all financial statements issued after January 1, 2003. The adoption of this interpretation had no material effect on the Company’s financial position, cash flows or results of operations.

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

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 2, Part I of this report.

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective based on their most recent evaluation, which was completed as of June 30, 2004. During the quarter ended June 30, 2004, there were no significant changes in internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

TITAN INTERNATIONAL, INC.

PART II. FINANCIAL INFORMATION

Item 2. Changes in Securities and use of Proceeds

The following table presents the share repurchases by the Company in the quarter ended June 30, 2004 (in thousands, except average price paid per share):

			Total number of	Maximum number of
			shares purchased as	shares that may yet
			part of publicly	be purchased under
	Total number of	Average price paid	announced plans or	the plans or
Period	shares purchased	per share	programs	programs
April	4,894	$3.06	0	2,451
May	0	N/A	0	2,451
June	0	N/A	0	2,451

Total	4,894	$3.06	0

(a)	In May 1996, the Company’s Board of Directors authorized the Company to repurchase up to five million shares of its common stock. In February 1997, the Company’s Board of Directors authorized the Company to repurchase an additional five million shares of its common stock for a total of ten million shares. No expiration date was given to this program.

(b)	On April 20, 2004, the Company purchased the shares of Titan International stock held by Citicorp Venture Capital, Ltd. (CVC) for $15 million. CVC was formerly the largest single stockholder of Titan. In connection with this purchase of Titan’s common stock, the Company recorded an accrued contingent liability of $5.0 million for contingent obligations under the stock purchase agreement. These treasury shares were valued at $20.0 million and the Company’s Board of Directors approved these transactions in April, 2004.

TITAN INTERNATIONAL, INC.

PART II. FINANCIAL INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 20, 2004, for the purposes of electing two directors to serve for three-year terms and approving the appointment of the independent registered public accounting firm.

Both the nominees for directors as listed in the proxy statement were elected with the following vote:

	Shares	Shares
	Voted For	Withheld
Edward J. Campbell	16,085,760	315,455
Maurice M. Taylor Jr.	16,083,061	318,154

The appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm was approved by the following vote:

Shares	Shares	Shares
Voted For	Against	Abstaining
16,106,426	286,801	7,988

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Credit Agreement dated July 23, 2004, among the Company and LaSalle Bank National Association and General Electric Capital Corporation

10.2	Indenture between the Company and U.S. Bank National Association dated July 26, 2004

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

TITAN INTERNATIONAL, INC.

PART II. FINANCIAL INFORMATION

(b)	Reports on Form 8-K

In a Current Report filed on Form 8-K dated April 6, 2004, the Company furnished a copy of the press release regarding Titan Europe’s admittance to trading on London’s AIM exchange.

In a Current Report filed on Form 8-K dated April 7, 2004, the Company reported the sale of 70% of the common stock of Titan Europe.

In a Current Report filed on Form 8-K dated April 19, 2004, the Company reported the amendment of its term loan with General Electric Capital Corporation and reported the agreement to repurchase approximately 4.9 million shares of Titan International, Inc. stock held by Cititcorp Venture Capital, Ltd.

In a Current Report filed on Form 8-K dated April 29, 2004, the Company furnished a copy of the press release reporting its first quarter 2004 financial results.

In a Current Report filed on Form 8-K dated June 30, 2004, the Company furnished a copy of the press release regarding Titan Wheel Corporation of Illinois employees receiving record summer bonus.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date: July 29, 2004	By:	/s/ Maurice M. Taylor Jr.

Maurice M. Taylor Jr.
President and Chief Executive Officer

	By:	/s/ Kent W. Hackamack

Kent W. Hackamack
Vice President of Finance and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Ex No.	DESCRIPTION
10.1	Credit Agreement dated July 23, 2004, among the Company and LaSalle Bank National Association and General Electric Capital Corporation

10.2	Indenture between the Company and U.S. Bank National Association dated July 26, 2004

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002