Form 10-Q
period 2004-09-30
TITAN INTERNATIONAL INC
filed 2004-10-28
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: September 30, 2004

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares Outstanding at
Class	October 28, 2004

Common stock, no par value per share	16,326,426

TITAN INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page Number
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003	1

	Consolidated Condensed Balance Sheets as of September 30, 2004, and December 31, 2003	2

	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	3

	Notes to Consolidated Condensed Financial Statements	4-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

Part II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K	32-33

	Signatures	33

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)
	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003

Net sales	$116,487	$111,218	$404,651	$371,203
Cost of sales	98,686	105,921	338,241	349,440
Gross profit	17,801	5,297	66,410	21,763
Selling, general & administrative expenses	7,613	9,751	27,585	32,108
Research and development expenses	323	638	1,530	2,022
Goodwill impairment on Titan Europe	0	0	2,988	0
Income (loss) from operations	9,865	(5,092)	34,307	(12,367)
Interest expense	(3,833)	(5,088)	(13,598)	(15,101)
Debt termination expense	(3,654)	0	(3,654)	0
Equity investment (loss) income	(367)	0	421	0
Loss on investment	0	(2,707)	0	(2,707)
Other income	105	245	239	2,728
Income (loss) before income taxes	2,116	(12,642)	17,715	(27,447)
Provision for income taxes	635	740	5,315	0
Net income (loss)	$1,481	$(13,382)	$12,400	$(27,447)
Income (loss) per common share:
Basic	$.09	$(.64)	$.68	$(1.31)
Diluted	.09	(.64)	.65	(1.31)
Average common shares outstanding:
Basic	16,324	21,060	18,293	20,922
Diluted	16,426	21,060	20,429	20,922

The accompanying notes are an integral part of the
consolidated condensed financial statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)
	September 30,	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$3,291	$6,556
Accounts receivable (net allowance of $5,596 and $5,331, respectively)	68,417	83,975
Inventories	74,484	112,496
Assets held for sale	37,003	37,775
Deferred income taxes	20,343	20,343
Prepaid and other current assets	17,592	25,801
Total current assets	221,130	286,946

Property, plant and equipment, net	77,075	138,482
Restricted cash deposits	26,430	51,039
Investment in affiliate	27,418	0
Other assets	20,928	27,794
Goodwill, net	11,702	18,823
Total assets	$384,683	$523,084

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt (including current portion of long-term debt)	$233	$21,161
Accounts payable	33,458	51,931
Other current liabilities	23,214	29,883
Total current liabilities	56,905	102,975

Deferred income taxes	22,796	22,796
Other long-term liabilities	28,726	36,960
Long-term debt	174,329	248,397
Total liabilities	282,756	411,128

Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized; 27,555,081 issued)	27	27
Additional paid-in capital	203,239	203,050
Retained earnings	22,760	10,629
Treasury stock (at cost: 11,252,225 and 6,357,761 shares, respectively)	(101,204)	(81,204)
Accumulated other comprehensive loss	(22,895)	(20,546)
Total stockholders’ equity	101,927	111,956
Total liabilities and stockholders’ equity	$384,683	$523,084
The accompanying notes are an integral part of the
consolidated condensed financial statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)
	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$12,400	$(27,447)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	15,263	23,604
Goodwill impairment	2,988	0
Unamortized deferred financing fees	1,486	0
Loss on investment	0	2,707
(Increase) decrease in current assets:
Accounts receivable	(26,458)	1,566
Inventories	1,370	7,569
Income tax refund	0	7,687
Prepaid and other current assets	(1,345)	207
Increase (decrease) in current liabilities:
Accounts payable	11,414	(3,195)
Other current liabilities	5,475	4,293
Other, net	(6,316)	(3,619)
Net cash provided by operating activities	16,277	13,372
Cash flows from investing activities:
Capital expenditures, net	(4,052)	(9,130)
Proceeds from Titan Europe sale	49,984	0
Loan to Titan Europe Plc	(9,227)	0
Proceeds from sale of investments	0	4,636
Other	373	147
Net cash provided by (used for) investing activities	37,078	(4,347)
Cash flows from financing activities:
Proceeds from borrowings	115,348	27,901
Payment of debt	(225,468)	(23,126)
Proceeds on revolving credit facility, net	49,000	0
Decrease (increase) in restricted cash deposits	24,609	(24,500)
Repurchase of common stock	(15,000)	(244)
Payment of financing fees	(4,788)	(200)
Dividends paid	(294)	(313)
Other, net	189	554
Net cash used for financing activities	(56,404)	(19,928)

Effect of exchange rate changes on cash	(216)	411

Net decrease in cash and cash equivalents	(3,265)	(10,492)

Cash and cash equivalents at beginning of period	6,556	22,049
Cash and cash equivalents at end of period	$3,291	$11,557
The accompanying notes are an integral part of the
consolidated condensed financial statements.

A.	Accounting Policies

In the opinion of Titan International, Inc. (“Titan” or the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary to present fairly the Company’s financial position as of September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003.

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

Stock-based compensation

At September 30, 2004, the Company has two stock-based compensation plans, which are described in Note 21 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2003. The Company applies the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. The Company granted no stock options during the first nine months of 2004 and 2003 and no stock-based compensation expense was required to be recorded. For the first nine months of 2004 and 2003, the total stock-based compensation expense as determined under the fair value method for all awards, net of related tax effects, was computed to be zero and seven thousand dollars, respectively. All prior grants became fully vested in 2002.

TITAN INTERNATIONAL, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

B.	Inventories

Inventories consisted of the following (in thousands):
	September 30,	December 31,
	2004	2003
Raw materials	$26,896	$38,054
Work-in-process	9,239	17,457
Finished goods	42,001	53,177
	78,136	108,688
LIFO reserve	(3,652)	3,808
	$74,484	$112,496

The large inventory decrease resulted from the April 2004 sale of a majority interest in Titan Europe. See Note O for additional information. The Titan Europe inventory balance at December 31, 2003 was $37.2 million. Included in the above inventory balances at September 30, 2004, and December 31, 2003, are reserves for slow-moving and obsolete inventory of $3.9 million and $6.8 million respectively. The LIFO reserve changed by $7.5 million due to major raw material price increases and a change in inventory levels.

C.	Assets Held for Sale

In December 2003, the Company’s management and Board of Directors approved the sale of certain operating assets with a carrying value of $37.8 million at December 31, 2003. At September 30, 2004, $37.0 million of these assets remain. Land and buildings at the Company’s idle facilities in Walcott, Iowa, and Greenwood, South Carolina, totaling $4.9 million are included in this amount. Machinery and equipment located at the Company’s facilities in Brownsville, Texas, and Natchez, Mississippi, with an aggregate carrying value of $32.1 million are also included in assets held for sale. Management has identified no impairment on the carrying value of these assets as of September 30, 2004. Depreciation is not being recorded on assets held for sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 144. Depreciation on these assets held for sale was $1.3 million and $2.9 million for the quarter and nine months ended September 30, 2003. Had these assets not been classified as held for sale, depreciation would have been $1.4 million and $4.2 million for the quarter and nine months ended September 30, 2004. Appraisals from third-party valuation firms indicate that the fair market values of the machinery and equipment at these facilities exceed their respective carrying values. The Company has had inquiries regarding these assets and is continuing the sales process with the intention of completion by the end of 2004. If the Company is unable to sell or obtain a firm commitment to sell these assets by the end of 2004, the assets will be reclassified to held and used. If the assets are reclassified back to held and used, they would be valued at the lower of fair value or carrying amount adjusted for all untaken depreciation for 2004.

TITAN INTERNATIONAL, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

D.	Property, Plant and Equipment

Property, plant and equipment, net reflects accumulated depreciation of $171.5 million and $230.2 million at September 30, 2004, and December 31, 2003, respectively. The large decrease in net property, plant and equipment resulted from the April 2004 sale of a majority interest in Titan Europe. See Note O for additional information. The Titan Europe net property, plant and equipment balance at December 31, 2003, was $53.3 million. The Company has reviewed the fixed assets to assess recoverability from future operations. No impairment has been identified as of September 30, 2004.

E.	Restricted Cash Deposits

The Company had restricted cash of $26.4 million and $51.0 million at September 30, 2004, and December 31, 2003, respectively. Restricted cash of $24.5 million is on deposit for a court appeal of the Vehicular Technologies v Titan Wheel case as described in the Company’s Form 8-K filed on October 1, 2003. The remaining $1.9 million is on deposit for an insurance letter of credit. Restricted cash of $15.0 million on a revolving loan agreement was released on July 23, 2004, when the revolving loan agreement was terminated. Additionally, $9.6 million of restricted cash on an outstanding letter of credit for an industrial revenue bond was released in September 2004.

F.	Goodwill

Goodwill, net reflects accumulated amortization of $2.9 million at September 30, 2004, as compared to $5.8 million at December 31, 2003. Goodwill amortization was ceased in January 2002, pursuant to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142.

The carrying amount of goodwill by segment at September 30, 2004, was (i) agricultural of $6.9 million, (ii) earthmoving/construction of $3.6 million, and (iii) consumer of $1.2 million. The decrease in net goodwill to $11.7 million at September 30, 2004, from $18.8 million at December 31, 2003, is the result of (i) impairment of Titan Europe goodwill of $3.0 million in the first quarter of 2004 and (ii) the sale of a majority interest in Titan Europe along with a currency translation adjustment of $4.1 million. See Note O for additional information.

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

TITAN INTERNATIONAL, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

G.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Senior unsecured convertible notes	$115,000	$0
Senior subordinated notes	0	136,750
Term loan	0	86,425
Revolving credit facility	49,000	0
Foreign subsidiary debt	0	35,653
Industrial revenue bonds and other	10,562	10,730
	174,562	269,558

Less: Amounts due within one year	233	21,161
	$174,329	$248,397

Aggregate maturities of long-term debt at September 30, 2004, were as follows (in thousands):

October 1 - December 31, 2004	$58
2005	216
2006	124
2007	49,098
2008	566
Thereafter	124,500
$174,562

New $100 Million Revolving Credit Facility

On July 23, 2004, the Company completed a new $100 million revolving credit facility with agents LaSalle Bank National Association and General Electric Capital Corporation. This new facility replaces the Company’s former revolving loan agreement and term loan. Both of these former facilities were terminated on July 23, 2004. Restricted cash of $15.0 million relating to the old revolving loan agreement was released on the date of the transaction. The new revolving credit facility has a three-year term and is secured by a first priority security interest in certain assets of Titan and its domestic subsidiaries. The borrowings under the facility bear interest at a floating rate of either prime rate plus 1.5% or at LIBOR plus 3.0%. The facility contains certain financial covenants and other customary affirmative and negative covenants.

TITAN INTERNATIONAL, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

New 5.25% Senior Unsecured Convertible Notes

On July 26, 2004, the Company sold $115 million of 5.25% senior unsecured convertible notes due 2009. These notes are convertible into shares of the Company’s stock at any time on or before maturity at a conversion rate of 74.0741 shares per $1,000 principal amount of notes ($13.50 per common share), subject to adjustment. This conversion rate would convert all of the notes into approximately 8.5 million shares of the Company’s stock. Net proceeds of $111.3 million from the sale of the notes were applied to the outstanding principal of the Company’s 8.75% senior subordinated notes.

Redemption of 8.75% Senior Subordinated Notes

On July 26, 2004, the Company notified the trustee to redeem all of Titan’s outstanding 8.75% senior subordinated notes. On August 26, 2004, the Company redeemed all of the outstanding principal amount ($136.8 million) of these notes at a redemption price of 101.458% per note (expressed as a percentage of the principal amount).

Debt Termination Expenses

In connection with the termination of the Company’s prior revolving loan agreement and term loan and the redemption of the 8.75% senior subordinated notes, Titan recorded expenses of $3.7 million in the third quarter of 2004. These expenses were related to the (i) redemption premium on the subordinated notes of $2.0 million, (ii) unamortized deferred financing fees of $1.5 million, and (iii) prepayment penalty of $0.2 million.

H.	Warranty Costs

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
	2004	2003
Warranty liability, January 1	$1,508	$1,617
Provision for warranty liabilities	1,806	1,599
Warranty payments made	(1,551)	(1,701)
Warranty liability, September 30	$1,763	$1,515

TITAN INTERNATIONAL, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

I.	Income Taxes

The Company recorded income tax expense of $5.3 million and $0.0 income tax for the nine months ended September 30, 2004 and 2003, respectively. The Company's income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) primarily as a result of income tax expense to be paid in foreign jurisdictions and the application of a valuation allowance on the domestic net deferred tax asset balance. As a result of several years of previous losses, the Company had reserved its net deferred tax asset position, consistent with the Company’s accounting policies. As a result of the sale of Titan Europe, the Company will reverse a $15.0 million valuation allowance and use the deferred tax asset to offset the taxable proceeds received from the sale. At September 30, 2004, the Company had no remaining valuation allowance.

J.	Employee Benefit Plans

The Company has two frozen defined benefit pension plans. The components of net periodic pension cost consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003

Interest cost	$1,116	$1,154	$3,348	$3,462
Expected return on assets	(1,098)	(870)	(3,294)	(2,610)
Amortization of unrecognized prior service cost	34	36	102	108
Amortization of unrecognized deferred taxes	(14)	(15)	(42)	(45)
Amortization of net unrecognized loss	402	398	1,206	1,194
Net periodic pension cost	$440	$703	$1,320	$2,109

During the nine months ended September 30, 2004, the Company contributed $7.4 million to the frozen defined benefit pension plans. The Company expects to contribute approximately $0.8 million to the pension plans during the fourth quarter of 2004.

TITAN INTERNATIONAL, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

K.	Goodwill Impairment on Titan Europe

On April 7, 2004, Titan Luxembourg Sarl, a wholly-owned European subsidiary, sold 70% of the common stock of Titan Europe, to the public on the AIM market in London. In the first quarter of 2004, Titan recognized a $3.0 million goodwill impairment on the pending sale of Titan Europe based on the valuation of Titan Europe inherent in the April 2004 public offering in accordance with the Company’s goodwill impairment policy. The April 2004 consideration for the entire Titan Europe offering was $89.5 million as compared to a book value of $92.5 million resulting in a goodwill impairment of $3.0 million. See Note O for additional information.

L.	Comprehensive Income (Loss)

Comprehensive income, which included net income of $1.5 million and the effect of foreign currency translation adjustments of $0.1 million, totaled $1.6 million for the third quarter of 2004, compared to comprehensive loss of $(12.6) million in the third quarter of 2003. Comprehensive income for the nine months ended September 30, 2004, was $10.1 million, including net income of $12.4 million and the effect of foreign currency translations of $(2.3) million, compared to comprehensive loss of $(23.4) million in 2003.

TITAN INTERNATIONAL, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

M.	Segment Information

The table below presents information about certain revenues and income from operations for the three and nine months ended September 30, 2004 and 2003, used by the chief operating decision maker of the Company (in thousands):

	Revenues		Income (loss)
Three months ended	from external	Intersegment	from
September 30, 2004	customers	revenues	operations
Agricultural	$70,451	$8,876	$9,175
Earthmoving/construction	37,495	5,347	5,345
Consumer	8,541	428	468
Reconciling items (a)	0	0	(5,123)
Consolidated totals	$116,487	$14,651	$9,865

Three months ended
September 30, 2003
Agricultural	$62,921	$12,683	$126
Earthmoving/construction	40,776	7,258	656
Consumer	7,521	986	(181)
Reconciling items (a)	0	0	(5,693)
Consolidated totals	$111,218	$20,927	$(5,092)

	Revenues		Income (loss)
Nine months ended	from external	Intersegment	From
September 30, 2004	customers	revenues	operations
Agricultural	$253,583	$38,155	$34,838
Earthmoving/construction	124,546	19,200	14,170
Consumer	26,522	2,183	1,990
Reconciling items (a)	0	0	(16,691)
Consolidated totals	$404,651	$59,538	$34,307

Nine months ended
September 30, 2003
Agricultural	$216,870	$53,102	$3,704
Earthmoving/construction	126,958	27,073	3,306
Consumer	27,375	5,267	(252)
Reconciling items (a)	0	0	(19,125)
Consolidated totals	$371,203	$85,442	$(12,367)

(a)Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment carried at the corporate level.

TITAN INTERNATIONAL, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Assets by segment were as follows (in thousands):

	September 30,	December 31,
Total assets	2004	2003

Agricultural	$176,796	$246,138
Earthmoving/construction	96,430	144,580
Consumer	20,604	27,130
Reconciling items (a)	90,853	105,236
Consolidated totals	$384,683	$523,084

(a)	Represents property, plant and equipment and goodwill related to certain acquisitions and other corporate assets.

N.	Earnings per Share

Earnings per share are as follows (amounts in thousands, except per share data):

	Three months ended,
	September 30, 2004			September 30, 2003
	Net Income	Weighted-average shares	Per share amount	Net Loss	Weighted-average shares	Per share amount
Basic EPS	$1,481	16,324	$.09	$(13,382)	21,060	$(.64)
Effect of stock options	0	102		0	0
Effect of convertible notes	0	0		0	0
Diluted EPS	$1,481	16,426	$.09	$(13,382)	21,060	$(.64)

	Nine months ended,
	September 30, 2004			September 30, 2003
	Net Income	Weighted-average shares	Per share amount	Net Loss	Weighted-average shares	Per share amount
Basic EPS	$12,400	18,293	$.68	$(27,447)	20,922	$(1.31)
Effect of stock options	0	53		0	0
Effect of convertible notes	851	2,083		0	0
Diluted EPS	$13,251	20,429	$.65	$(27,447)	20,922	$(1.31)

The effect of stock options with exercise prices that were greater than the average market price of the Company’s common shares have been excluded, as the effect would have been antidilutive. The effect of convertible notes for the quarter ended September 30, 2004, has been excluded, as the effect would have been antidilutive. The effect of convertible notes excluded amounted to 6,204 shares.

TITAN INTERNATIONAL, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

O.	Titan Europe Sale

On April 7, 2004, Titan Luxembourg Sarl, a wholly-owned European subsidiary, sold 70% of the common stock of Titan Europe, to the public on the AIM market in London. Titan Luxembourg is the largest single stockholder in Titan Europe Plc, retaining a 30% interest on the date of the transaction. Titan Luxembourg’s proceeds from the sale of Titan Europe shares were approximately $62.0 million before fees and expenses of approximately $2.8 million. The Company recorded cash receipts of $50.0 million and a five-year note receivable from the newly created public company, Titan Europe Plc, of $9.2 million.

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

The Company is accounting for its interest in Titan Europe as an equity investment subsequent to sale in April 2004. Titan recognized equity income on its investment in Titan Europe of $0.8 million in the second quarter of 2004 and equity loss of $(0.4) million in the third quarter of 2004. The carrying value of the Company’s equity investment in Titan Europe was $27.4 million at September 30, 2004, and its ownership interest declined to 29.3% due to Titan Europe issuing shares in September 2004 for an Australian acquisition. The equity investment in Titan Europe is classified as investment in affiliate on the consolidated condensed balance sheet. Prior to the sale in April 2004, Titan Europe was consolidated in the Company’s financial statements.

Had the transaction occurred on January 1, 2003, the Company’s net sales for the three and nine months ended September 30, 2004, would have been $116.5 and $355.2 million respectively, compared to $79.2 and $266.5 million in 2003. Income from operations for the three and nine months ended September 30, 2004, would have been $9.9 and $33.9 million respectively, compared to a loss from operations of $(5.8) and $(16.1) million in 2003. Net income for the three and nine months ended September 30, 2004, would have been $1.5 and $14.3 million respectively compared to a loss of $(13.1) and $(27.8) million in 2003. Diluted earnings per share for the three and nine months ended September 30, 2004, would have been $0.09 and $0.74 respectively, compared to loss per share of $(0.62) and $(1.33) in 2003.

TITAN INTERNATIONAL, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

P.	Stock Repurchase

On April 20, 2004, the Company purchased the shares of Titan International stock held by Citicorp Venture Capital, Ltd. (CVC) (approximately 4.9 million shares) for a cash payment of $15.0 million. In connection with this purchase of Titan’s common stock, the Company recorded an accrued contingent liability of $5.0 million for contingent obligations under the stock purchase agreement. Accordingly, these treasury shares were valued at $20.0 million. CVC was formerly the largest single stockholder of Titan. For further information, see the Company’s Form 8-K filed on April 22, 2004.

Q.	Lease Commitments

The Company leases certain buildings and equipment under operating leases, including a lease for the building in Brownsville, Texas. The Brownsville, Texas, lease has been renewed until September 2005, with this facility continuing to be used as a tire distribution and warehouse operation for the Company. Titan also maintains a purchase option for the one million square foot building at a price of approximately $12.9 million, depending on the exercise date and other items. Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At September 30, 2004, future minimum commitments under noncancellable operating leases with initial or remaining terms of one year or more were as follows (in thousands):

October 1 - December 31, 2004	$678
2005	1,831
2006	808
2007	804
2008	241
Thereafter	12
$4,374

TITAN INTERNATIONAL, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

R.	New Accounting Standards

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

Statement of Financial Accounting Standards Number 132

In December 2003, Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” was revised. The new Statement does not change the measurement or recognition of those plans that is required by previously issued standards. The Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces, and also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The additional disclosures required by SFAS No. 132 (revised 2003) are effective for fiscal years ending after December 15, 2003. The Company has disclosed the additional information required by this statement. The adoption of SFAS No. 132 (revised 2003) had no material effect on the Company’s financial position, cash flows or results of operations.

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

The Company recorded sales of $116.5 million for the third quarter of 2004. Pro forma third quarter 2003 sales were $79.2 million, after removing the sales of Titan Europe. (See Recent Developments.) The sales increase is largely the result of agricultural segment, which increased 52% when compared to the previous year’s quarter. The effect of increased raw material costs being passed on to customers represented approximately 35% of the total sales increase.

Titan’s net income was $1.5 million for the third quarter, compared to the third quarter 2003 net loss of $(13.4) million. Earnings per share was $.09 for the quarter versus a loss per share of $(.64) for the same quarter of the previous year.

Recent Developments

Sale of Titan Europe

On April 7, 2004, Titan Luxembourg Sarl, a wholly-owned European subsidiary, sold 70% of the common stock of Titan Europe, to the public on the AIM market in London. Titan Luxembourg is the largest single stockholder in Titan Europe Plc, retaining a 30% interest on the date of the transaction. Titan Luxembourg’s proceeds from the sale of Titan Europe shares were approximately $62.0 million, before fees and expenses of approximately $2.8 million. The Company recorded cash receipts of $50.0 million and a five-year note receivable from the newly created public company, Titan Europe Plc, of $9.2 million.

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

The Company is accounting for its interest in Titan Europe as an equity investment subsequent to sale in April 2004. Titan recognized equity income on its investment in Titan Europe of $0.8 million in the second quarter of 2004 and equity loss of $(0.4) million in the third quarter of 2004. The carrying value of the Company’s equity investment in Titan Europe was $27.4 million at September 30, 2004, and its ownership interest declined to 29.3% due to Titan Europe issuing shares in September 2004 for an Australian acquisition. Prior to the sale in April 2004, Titan Europe was consolidated in the Company’s financial statements.

Had the transaction occurred on January 1, 2003, the Company’s net sales for the three and nine months ended September 30, 2004, would have been $116.5 and $355.2 million respectively, compared to $79.2 and $266.5 million in 2003. Income from operations for the three and nine months ended September 30, 2004, would have been $9.9 and $33.9 million respectively, compared to a loss from operations of $(5.8) and $(16.1) million in 2003. Net income for the three and nine months ended September 30, 2004, would have been $1.5 and $14.3 million respectively compared to a loss of $(13.1) and $(27.8) million in 2003. Diluted earnings per share for the three and nine months ended September 30, 2004, would have been $0.09 and $0.74 respectively, compared to loss per share of $(0.62) and $(1.33) in 2003.

Stock Repurchase

On April 20, 2004, the Company purchased the shares of Titan International stock held by Citicorp Venture Capital, Ltd. (CVC) (approximately 4.9 million shares) for a cash payment of $15.0 million. In connection with this purchase of Titan’s common stock, the Company recorded an accrued contingent liability of $5.0 million for contingent obligations under the stock purchase agreement. Accordingly, these treasury shares were valued at $20.0 million. CVC was formerly the largest single stockholder of Titan. For further information, see the Company’s Form 8-K filed on April 22, 2004.

TITAN INTERNATIONAL, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Debt Refinancing

New $100 Million Revolving Credit Facility - On July 23, 2004, the Company completed a new $100 million revolving credit facility with agents LaSalle Bank National Association and General Electric Capital Corporation. This new facility replaces the Company’s former revolving loan agreement and term loan. Both of these former facilities were terminated on July 23, 2004. Restricted cash of $15.0 million relating to the old revolving loan agreement was released on the date of the transaction. The new revolving credit facility has a three-year term and is secured by a first priority security interest in certain assets of Titan and its domestic subsidiaries. The borrowings under the facility bear interest at a floating rate of either prime rate plus 1.5% or at LIBOR plus 3.0%. The facility contains certain financial covenants and other customary affirmative and negative covenants.

New 5.25% Senior Unsecured Convertible Notes - On July 26, 2004, the Company sold $115 million of 5.25% senior unsecured convertible notes due 2009. These notes are convertible into shares of the Company’s stock at any time on or before maturity at a conversion rate of 74.0741 shares per $1,000 principal amount of notes ($13.50 per common share), subject to adjustment. This conversion rate would convert all of the notes into approximately 8.5 million shares of the Company’s stock. Net proceeds of $111.3 million from the sale of the notes were applied to the outstanding principal of the Company’s 8.75% senior subordinated notes.

Redemption of 8.75% Senior Subordinated Notes - On July 26, 2004, the Company notified the trustee to redeem all of Titan’s outstanding 8.75% senior subordinated notes. On August 26, 2004, the Company redeemed all of the outstanding principal amount ($136.8 million) of these notes at a redemption price of 101.458% per note (expressed as a percentage of the principal amount).

Debt Termination Expenses - In connection with the termination of the Company’s prior revolving loan agreement and term loan and the redemption of the 8.75% senior subordinated notes, Titan recorded expenses of $3.7 million in the third quarter of 2004. These expenses were related to the (i) redemption premium on the subordinated notes of $2.0 million, (ii) unamortized deferred financing fees of $1.5 million, and (iii) prepayment penalty of $0.2 million.

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

Product Costing

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 53% of inventories and the first-in, first-out (FIFO) method for the remainder of inventories at September 30, 2004. Market is estimated based on current selling prices. Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price, based on historical experience. Should this experience change, adjustments to the estimated provisions would be necessary.

Impairment of Fixed Assets

The Company reviews fixed assets to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. Impairment losses are measured as the excess of the carrying value of the asset over the discounted expected future cash flows, or the fair value of the asset. The Company had assets held for sale of $37.0 million at September 30, 2004. Depreciation is not recorded on assets held for sale in accordance with SFAS No. 144. Appraisals from third-party valuation firms indicate that the fair market values of the machinery and equipment at these facilities exceed their respective carrying values. Significant assumptions relating to future operations must be made when estimating future cash flows. Should unforeseen events occur or should operating trends change significantly, impairment losses could occur.

Impairment of Goodwill

The Company’s goodwill was $11.7 million at September 30, 2004, as compared to $18.8 million at December 31, 2003. This $7.1 million reduction was due to the sale of Titan Europe. The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment. Should unforeseen events occur or should operating trends change significantly, impairment losses could occur.

TITAN INTERNATIONAL, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Valuation of Investments Accounted for Under the Equity Method

The Company had an equity investment in Titan Europe Plc of $27.4 million at September 30, 2004. The Company assesses the carrying value of its equity investments whenever events and circumstances indicate that the carrying value may not be recoverable. Should unforeseen events occur or should investment trends change significantly, impairment losses could occur.

Retirement Benefit Obligations

Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. During the nine months ended September 30, 2004, the Company contributed $7.4 million to its pension plans. The Company expects to contribute approximately $0.8 million to its pension plans during the fourth quarter of 2004. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 20 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2003.

Results of Operations

Net Sales

Net sales for the quarter ended September 30, 2004, were $116.5 million, compared to 2003 third quarter net sales of $111.2 million. Net sales for the nine months ended September 30, 2004, were $404.7 million, compared to 2003 net sales of $371.2 million. The third quarter net sales increased despite the sale of Titan Europe on April 7, 2004. Had the Titan Europe transaction occurred on January 1, 2003, net sales for the quarter ended September 30, 2003, would have been $79.2 million. The increase in net sales on a comparable basis was $37.3 million. Of this amount, approximately 35% was due to price increases related to higher raw material costs being passed on to customers. The remaining amount was attributed to higher demand, primarily from the Company’s agricultural segment, which increased 52% when compared to the previous year’s quarter.

Cost of Sales and Gross Profit

Cost of sales were $98.7 and $338.2 million for the third quarter and for the nine months ended September 30, 2004, as compared to $105.9 and $349.4 million in 2003. Gross profit for the third quarter of 2004 was $17.8 million or 15.3% of net sales, compared to $5.3 million or 4.8% of net sales for the third quarter of 2003. Gross profit for the nine months ended September 30, 2004, was $66.4 million or 16.4% of net sales, compared to $21.8 million or 5.9% of net sales for 2003. Gross profit was positively impacted by higher sales levels, which allowed the Company to operate more efficiently. Also, the Company has been able to institute certain price increases required due to higher raw material costs.

TITAN INTERNATIONAL, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s profit margins continue to be affected by the excess capacity at the Brownsville, Texas, and Natchez, Mississippi, facilities. The Brownsville location continues as a tire distribution and warehouse operation for the Company. In December 2003, certain machinery and equipment at the Brownsville and Natchez facilities, with a net book value of $15.6 million and $17.3 million, respectively, were reclassified to assets held for sale. Depreciation is not being recorded on assets held for sale in 2004 in accordance with SFAS No. 144. Certain operating costs continue to be incurred at the Brownsville and Natchez facilities. For the quarter and nine months ended September 30, 2004, these costs totaled approximately $1.4 and $3.7 million. In the third quarter of 2003, these facilities incurred costs associated with excess capacity of approximately $2.7 million. The $1.3 million reduction in costs at the Brownsville and Natchez facilities in third quarter 2004 as compared to third quarter 2003 positively impacted gross profit.

Administrative Expenses

Selling, general and administrative (SG&A) and research and development (R&D) expenses for the third quarter of 2004 were $7.9 million or 6.8% of net sales, compared to $10.4 million or 9.3% of net sales for 2003. Expenses for SG&A and R&D, combined with goodwill impairment charges, for the nine months ended September 30, 2004, were $32.1 million or 7.9% of net sales, compared to $34.1 million or 9.2% of net sales in 2003. Despite the significant increase in sales, the Company was able to maintain administrative expenses slightly below the previous year’s level. Also, administrative expenses as a percentage of net sales were positively impacted by the sale of Titan Europe, which had administrative expenses that averaged 10% to 11% on a historical basis.

Operating Results and Other

Income from operations for the third quarter of 2004 was $9.9 million or 8.5% of net sales, compared to a loss from operations of $(5.1) million or (4.6)% in 2003. Income from operations for the nine months ended September 30, 2004, was $34.3 million or 8.5% of net sales, compared to a loss of $(12.4) million or (3.3)% for 2003. Operating results were primarily impacted by efficiency related to higher sales as discussed in the “Cost of Sales” section. This efficiency was partially offset by the $3.0 million goodwill impairment on Titan Europe.

Interest expense was $3.8 million and $13.6 million for the third quarter and for the nine months ended September 30, 2004, respectively, compared to $5.1 million and $15.1 million in 2003. The decreased interest expense in 2004 was primarily due to lower average debt balances.

TITAN INTERNATIONAL, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income tax expense recorded was $0.6 and $5.3 million for the third quarter and for the nine months ended September 30, 2004, as compared to $0.7 and $0.0 million in 2003. The Company's income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) primarily as a result of income tax expense to be paid in foreign jurisdictions and the application of a valuation allowance on the domestic net deferred tax asset balance. As a result of several years of previous losses, the Company had reserved its net deferred tax asset position, consistent with the Company’s accounting policies. As a result of the sale of Titan Europe, the Company will reverse a $15.0 million valuation allowance and use the deferred tax asset to offset the taxable proceeds received from the sale. At September 30, 2004, the Company had no remaining valuation allowance.

Net Income (Loss)

Net income for the third quarter and for the nine months ended September 30, 2004, was $1.5 and $12.4 million, respectively, compared to net loss of $(13.4) and $(27.4) million in 2003. Basic earnings per share was $.09 and $.68 for the third quarter and for the nine months ended September 30, 2004, compared to loss per share of $(.64) and $(1.31) in 2003. Diluted earnings per share was $.09 and $.65 for the third quarter and for the nine months ended September 30, 2004, compared to loss per share of $(.64) and $(1.31) in 2003. Net income and earnings per share increased primarily due to higher sales levels and certain price increases required due to raw material costs.

Agricultural Segment Results

Net sales in the agricultural market were $70.5 and $253.6 million for the third quarter and the nine months ended September 30, 2004, as compared to $62.9 and $216.9 million in 2003. Had the Titan Europe sale occurred on January 1, 2003, net sales in the agricultural market for the quarter ended September 30, 2003, would have been $46.4 million. Agricultural market net sales increased as a result of increased demand from the Company’s customers. Income from operations in the agricultural market was $9.2 and $34.8 million for the third quarter and the nine months ended September 30, 2004, as compared to $0.1 and $3.7 million in 2003. Income from operations in the agricultural market was positively affected by efficiencies gained from higher production levels and certain price increases.

Earthmoving/Construction Segment Results

The Company’s earthmoving/construction market net sales were $37.5 and $124.5 million for the third quarter and the nine months ended September 30, 2004, as compared to $40.8 and $127.0 million for 2003. Had the Titan Europe sale occurred on January 1, 2003, net sales in the earthmoving/construction market for the quarter ended September 30, 2003, would have been $26.2 million. Income from operations in the earthmoving/construction market was $5.3 and $14.2 million for the third quarter and the nine months ended September 30, 2004, versus $0.7 and $3.3 million in 2003. Income from operations in the earthmoving/construction market was positively affected by efficiencies gained from higher production levels and certain price increases.

TITAN INTERNATIONAL, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consumer Segment Results

Consumer market net sales were $8.5 and $26.5 million for the third quarter of 2004 and the nine months ended September 30, 2004, as compared to $7.5 and $27.4 million for 2003. Had the Titan Europe sale occurred on January 1, 2003, net sales in the consumer market for the quarter ended September 30, 2003, would have been $6.6 million. Consumer market income from operations was $0.5 and $2.0 million for the third quarter of 2004 and the nine months ended September 30, 2004, as compared to a loss from operations of $(0.2) and $(0.3) million for 2003. The increase in income from operations in the consumer market was primarily attributed to a change in sales mix to higher margin products.

Corporate Expenses

Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $5.1 and $16.7 million for the third quarter and the nine months ended September 30, 2004, respectively, as compared to $5.7 and $19.1 million for comparable periods in 2003.

Foreign Subsidiaries Sales

The Company recorded no net sales from foreign subsidiaries in the third quarter ended September 30, 2004, as compared to $32.0 million in 2003. For the nine months ended September 30, 2004, foreign sales of $49.5 were recorded, as compared to $104.7 million in 2003. The sales decrease at foreign subsidiaries was due to the sale of Titan Europe. Titan retains a 29.3% ownership in Titan Europe at September 30, 2004. This interest in Titan Europe is accounted for as an equity investment, and, therefore, their sales are no longer consolidated with Titan beginning in the second quarter of 2004.

Segment Results without Titan Europe

The following results are computed as if the Titan Europe sale transaction occurred on January 1, 2003. Overall, net sales for the three and nine months ended September 30, 2004, would have been $116.5 and $355.2 million respectively, compared to $79.2 and $266.5 million in 2003. Income from operations for the three and nine months ended September 30, 2004, would have been $9.9 and $33.9 million respectively, compared to a loss from operations of $(5.8) and $(16.1) million in 2003. Net income for the three and nine months ended September 30, 2004, would have been $1.5 and $14.3 million respectively compared to a loss of $(13.1) and $(27.8) million in 2003. Diluted earnings per share for the three and nine months ended September 30, 2004, would have been $.09 and $.74 respectively, compared to loss per share of $(.62) and $(1.33) in 2003.

TITAN INTERNATIONAL, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Agricultural Segment without Titan Europe - If the Titan Europe sale transaction occurred on January 1, 2003, the net sales and income (loss) from operations would have been as follows for the agricultural segment. Net sales would have been $70.5 and $229.3 million for the three and nine months ended September 30, 2004, as compared to $46.4 and $159.9 million for 2003. Income (loss) from operations would have been $9.2 and $34.0 million for the three and nine months ended September 30, 2004, as compared to $(0.6) and $0.2 million in 2003.

Earthmoving/Construction Segment without Titan Europe - If the Titan Europe sale transaction occurred on January 1, 2003, the net sales and income from operations would have been as follows for the earthmoving/construction segment. Net sales would have been $37.5 and $101.1 million for the three and nine months ended September 30, 2004, as compared to $26.2 and $82.4 million for 2003. Income from operations would have been $5.3 and $13.7 million for the three and nine months ended September 30, 2004, as compared to $0.0 and $1.1 million in 2003.

Consumer Segment without Titan Europe - If the Titan Europe sale transaction occurred on January 1, 2003, the net sales and income (loss) from operations would have been as follows for the consumer segment. Net sales would have been $8.5 and $24.8 million for the three and nine months ended September 30, 2004, as compared to $6.6 and $24.2 million for 2003. Income (loss) from operations would have been $0.5 and $2.1 million for the three and nine months ended September 30, 2004, as compared to $(0.2) and $(0.4) million in 2003.

Liquidity and Capital Resources

Cash Flows

As of September 30, 2004, the Company had $3.3 million of unrestricted cash deposited within various bank accounts. The unrestricted cash balance decreased by $3.3 million from December 31, 2003, due to the cash flow items discussed in the following paragraphs.

In the first nine months of 2004, positive cash flows from operating activities of $16.3 million resulted primarily from net income of $12.4 million, depreciation and amortization of $15.3 million, and increase in accounts payable of $11.4 million offset by an increase in accounts receivable of $26.5 million. The accounts receivable and accounts payable increased as a result of the large increase in sales. In comparison, in the first nine months of 2003, positive cash flows from operating activities of $13.4 million resulted primarily from depreciation and amortization of $23.6 million, an income tax refund of $7.7 million and an inventory decrease of $7.6 million. These items were offset by the net loss of $(27.4) million.

TITAN INTERNATIONAL, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company invested $4.1 million in capital expenditures in the first nine months of 2004, as compared to $9.1 million in the first nine months of 2003. The reduction in capital expenditures is primarily attributed to the sale of Titan Europe. These expenditures represent various equipment purchases and building improvements to enhance production capabilities. The Company estimates that its total capital expenditures for 2004 could range between $6 million and $10 million. The Company received net proceeds of $50.0 million on the sale of Titan Europe. The Company recorded a $9.2 million note receivable from the newly created public company, Titan Europe Plc.

In the first nine months of 2004, $56.4 million was used for financing activities. This use of cash is primarily the result of net debt payments of $61.1 million and repurchase of common stock of $15.0 million offset by a $24.6 million decrease in restricted cash. In the first nine months of 2003, net cash received from debt borrowing was $4.8 million and restricted cash deposits increased by $24.5 million.

Debt Refinancing

New $100 Million Revolving Credit Facility - On July 23, 2004, the Company completed a new $100 million revolving credit facility with agents LaSalle Bank National Association and General Electric Capital Corporation. This new facility replaces the Company’s former revolving loan agreement and term loan. Both of these former facilities were terminated on July 23, 2004. Restricted cash of $15.0 million relating to the old revolving loan agreement was released on the date of the transaction. The new revolving credit facility has a three-year term and is secured by a first priority security interest in certain assets of Titan and its domestic subsidiaries. The borrowings under the facility bear interest at a floating rate of either prime rate plus 1.5% or at LIBOR plus 3.0%. The facility contains certain financial covenants and other customary affirmative and negative covenants.

New 5.25% Senior Unsecured Convertible Notes - On July 26, 2004, the Company sold $115 million of 5.25% senior unsecured convertible notes due 2009. These notes are convertible into shares of the Company’s stock at any time on or before maturity at a conversion rate of 74.0741 shares per $1,000 principal amount of notes ($13.50 per common share), subject to adjustment. This conversion rate would convert all of the notes into approximately 8.5 million shares of the Company’s stock. Net proceeds of $111.3 million from the sale of the notes were applied to the outstanding principal of the Company’s 8.75% senior subordinated notes.

Redemption of 8.75% Senior Subordinated Notes - On July 26, 2004, the Company notified the trustee to redeem all of Titan’s outstanding 8.75% senior subordinated notes. On August 26, 2004, the Company redeemed all of the outstanding principal amount ($136.8 million) of these notes at a redemption price of 101.458% per note (expressed as a percentage of the principal amount).

TITAN INTERNATIONAL, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Debt Termination Expenses - In connection with the termination of the Company’s prior revolving loan agreement and term loan and the redemption of the 8.75% senior subordinated notes, Titan recorded expenses of $3.7 million in the third quarter of 2004. These expenses were related to the (i) redemption premium on the subordinated notes of $2.0 million, (ii) unamortized deferred financing fees of $1.5 million, and (iii) prepayment penalty of $0.2 million.

Debt Covenants

The Company’s revolving credit facility contains various covenants and restrictions. The financial covenants in this agreement require that the (i) Company’s minimum book value of accounts receivable and inventory be equal to or greater than $75 million, (ii) collateral coverage be equal to or greater than 1.50 times the outstanding revolver balance, and, (iii) if the outstanding revolver balance exceed $75 million, the fixed charge coverage ratio be equal to or greater than a 1.0 to 1.0 ratio. Restrictions include (i) limits on payments of dividends and repurchases of the Company’s stock, (ii) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company, (iii) limitations on investments, dispositions of assets and guarantees of indebtedness, and (iv) other customary affirmative and negative covenants. These covenants and restrictions could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions. If the Company were unable to meet these covenants, the Company would be in default on these loan agreements.

The Company is in compliance with these covenants and restrictions as of September 30, 2004. The Company’s minimum book value of accounts receivable and inventory is required to be equal to or greater than $75 million and the Company computed it to be $136 million at September 30, 2004. The collateral coverage is required to be equal to or greater than 1.50 times the outstanding revolver balance and was calculated to be 3.69 times this balance at September 30, 2004. The fixed charge coverage ratio must be equal to or greater than a 1.0 to 1.0 ratio if the outstanding revolver balance exceeds $75 million. The outstanding revolver balance was $58.6 million at September 30, 2004, including borrowings of $49.0 million and a letter of credit of $9.6 million. Therefore, this covenant did not apply at September 30, 2004.

Other Items

The Company’s business is subject to seasonal sales variations that affect inventory levels and accounts receivable balances.

TITAN INTERNATIONAL, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had restricted cash of $26.4 million at September 30, 2004, as compared to $51.0 million at December 31, 2003. Restricted cash of $24.5 million is on deposit for a court appeal. Additionally, restricted cash of $1.9 million is collateral on an insurance letter of credit. Restricted cash of $15.0 million on a revolving loan agreement was released on July 23, 2004, when the revolving loan agreement was terminated. Additionally, $9.6 million of restricted cash on an outstanding letter of credit for an industrial revenue bond was released in September 2004.

Liquidity Outlook

At September 30, 2004, the Company had unrestricted cash and cash equivalents of $3.3 million and $41.4 million of unused availability under the terms of its $100 million revolving credit facility. The availability under the revolving credit facility is reduced by a $9.6 million outstanding letter of credit for an industrial revenue bond. At September 30, 2004, the Company had $37.0 million of assets held for sale. The Company had scheduled debt principal payments due amounting to $0.1 million during the fourth quarter of 2004 and $0.2 million in the next twelve months ending September 30, 2005. The Company expects to contribute $0.8 million to its pension plans during the fourth quarter of 2004.

On October 22, 2004, the President of the United States of America signed Bill H.R. 4250, which includes tax benefits for multinational companies with foreign profits. This bill will allow the Company to repatriate their foreign proceeds at a rate of 5.25% rather than 35%. The new regulation results in a favorable impact to the Company due to the reduced tax rate and such effect will be recorded during the fourth quarter 2004.

Cash on hand, anticipated internal cash flows from operations and utilization of remaining available borrowings are expected to provide sufficient liquidity for working capital needs, capital expenditures, and payments required on short-term debt. However, if the Company were to exhaust all currently available working capital sources or were not to meet the financial covenants and conditions of its loan agreements, the Company might find it difficult to secure additional funding in order to meet working capital requirements.

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

TITAN INTERNATIONAL, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Exchange Rate Sensitivity

The Company is exposed to fluctuations in the Euro, British pound and other world currencies. Titan does not hedge foreign currency transaction or translation exposures. The Company’s net investment in foreign entities translated into U.S. dollars at September 30, 2004, was $39.1 million. This amount changed significantly from the December 31, 2003, amount of $67.5 million as a result of the sale of 70% of Titan Europe. The hypothetical potential loss in value of the Company’s net investment in foreign entities resulting from a 10% adverse change in foreign currency exchange rates at September 30, 2004, would amount to $3.9 million.

Pensions

The Company has two frozen defined benefit pension plans. These plans are described in Note 20 of the Company’s Notes to Consolidated Financial Statements in the 2003 Form 10-K. The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. During the nine months ended September 30, 2004, the Company contributed $7.4 million to the pension plans. The Company expects to contribute approximately $0.8 million to the pension plans during the fourth quarter of 2004.

Outlook

In the first nine months of 2004, the Company benefited from increased demand for its products. This demand was driven by the increase in sales of new agricultural and earthmoving/construction vehicles that use the Company’s products. Many of the Company’s customers continue to have positive outlooks for the remainder of 2004 and 2005. During the first nine months of 2004, the Company was able to offset higher raw material costs with certain price increases. The higher sales levels have allowed Titan to manufacture its products in a more efficient operating environment. Given these facts, the Company is optimistic that it will continue to show improved results as compared to the last several years. However, if the increased demand seen in the first nine months of 2004 subsides, the Company’s operating results may deteriorate. The Company’s customers generally operate in businesses that have cyclical demand. Historically, the Company sees higher sales levels in the first half of the year because of seasonal demand. As a result, sales in the fourth quarter may decline as compared to the first three quarters of 2004. Because much of our overhead expenses are fixed, seasonal trends can cause reductions in our quarterly profit margins and financial conditions. However, the Company believes fourth quarter sales may be stronger than customary.

TITAN INTERNATIONAL, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Agricultural Segment

Agricultural market sales are expected to remain at an elevated level for the remainder of 2004 and into the first half of 2005. Crop and livestock prices have remained high, lifting farm income. The healthy farm economy combined with favorable tax depreciation provisions in the United States is supporting an upturn in the sale of agricultural equipment. Many variables, including weather, export markets, and future government policies and payments can greatly influence the overall health of the agricultural economy.

Earthmoving/Construction Segment

Sales for the earthmoving/construction market are expected to remain strong for the rest of 2004 and into the first half of 2005. Rental firms and contractors are replenishing stocks of construction equipment. Military sales, which are included in this segment, are also expected to remain strong. The earthmoving/construction segment is sensitive to interest rate changes, and, therefore, sales in the earthmoving/construction segment may decrease as interest rates increase.

Consumer Segment

Sales in the consumer market are expected to be stable for the duration of 2004 and the Company is optimistic this will continue into the first part of 2005. The all terrain vehicle (ATV) wheel and tire market is expected to continue to offer future growth opportunities for Titan. Many items affect the consumer market including weather, competitive pricing, energy prices, and consumer attitude, which has improved but remains cautious.

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

TITAN INTERNATIONAL, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement of Financial Accounting Standards Number 132

In December 2003, Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” was revised. The new Statement does not change the measurement or recognition of those plans that is required by previously issued standards. The Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces, and also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The additional disclosures required by SFAS No. 132 (revised 2003) are effective for fiscal years ending after December 15, 2003. The Company has disclosed the additional information required by this statement. The adoption of SFAS No. 132 (revised 2003) had no material effect on the Company’s financial position, cash flows or results of operations.

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective based on their most recent evaluation, which was completed as of September 30, 2004. During the quarter ended September 30, 2004, there were no significant changes in internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

In a Current Report filed on Form 8-K dated July 14, 2004, the Company furnished a copy of the press release announcing $100 million convertible notes offering.

In a Current Report filed on Form 8-K dated July 20, 2004, the Company furnished a copy of the press release regarding the sale of 5.25% convertible senior unsecured notes.

In a Current Report filed on Form 8-K dated July 26, 2004, the Company furnished a copy of the press release regarding securing of $100 million revolving credit facility.

In a Current Report filed on Form 8-K dated July 26, 2004, the Company furnished a copy of the press release regarding completion of $115 million sale of convertible senior unsecured notes.

In a Current Report filed on Form 8-K dated July 26, 2004, the Company furnished a copy of the press release regarding notification to trustee to redeem the company’s 8.75% senior subordinated notes.

In a Current Report filed on Form 8-K dated July 30, 2004, the Company furnished a copy of the press release reporting its second quarter 2004 financial results.

In a Current Report filed on Form 8-K dated August 18, 2004, the Company furnished a copy of the press release regarding Titan International, Inc. CEO filing Form 4.

TITAN INTERNATIONAL, INC. PART II. OTHER INFORMATION

In a Current Report filed on Form 8-K dated August 25, 2004, the Company furnished a copy of the press release regarding Titan Tire Corporation being awarded two multi-year military contracts.

In a Current Report filed on Form 8-K dated August 26, 2004, the Company furnished a copy of the press release regarding redemption of 8.75% senior subordinated notes.

In a Current Report filed on Form 8-K dated September 30, 2004, the Company furnished a copy of the press release regarding resale registration statement being declared effective.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	October 28, 2004	By:	/s/ Maurice M. Taylor Jr.
Maurice M. Taylor Jr.
President and Chief Executive Officer

By:	/s/ Kent W. Hackamack
Kent W. Hackamack
Vice President of Finance and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

