Form 10-K
period 2004-12-31
TITAN INTERNATIONAL INC
filed 2005-02-24
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12936

TITAN INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Illinois	36-3228472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 Spruce Street, Quincy, IL 62301
(Address of principal executive offices)

(217) 228-6011
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, no par value	New York Stock Exchange (Symbol: TWI)

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
Yes ☒ No ☐
The aggregate market value of the shares of common stock of the registrant held by non-affiliates was $123,334,479 based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2004.

As of January 31, 2005, shares of 16,362,426 of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant's definitive proxy statement for its annual meeting of stockholders to be held May 19, 2005.

TITAN INTERNATIONAL, INC.

PART I
Item 1. Business

Introduction

Titan International, Inc. and its subsidiaries (Titan or the Company) are leading manufacturers of wheels, tires and assemblies for off-highway vehicles used in the agricultural, earthmoving/construction and consumer markets. Titan’s earthmoving/construction market also includes products supplied to the U.S. government, while the consumer market includes products for all-terrain vehicles (ATVs) and recreational/utility trailer applications. Titan manufactures both wheels and tires for the majority of these market applications, allowing the Company to provide the value-added service of delivering complete wheel and tire assemblies. The Company offers a broad range of products that are manufactured in relatively short production runs to meet the specifications of original equipment manufacturers (OEMs) and/or the requirements of aftermarket customers.

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

In 2004, Titan’s agricultural market sales represented 62% of net sales, the earthmoving/construction market represented 31% and the consumer market represented 7%. For information concerning the revenues, certain expenses, income from operations and assets attributable to each of the segments in which the Company operates, see Note 28 to the consolidated financial statements of Titan, included in Item 8 herein.

Competitive Strengths

Strong Market Position

The Company has achieved a strong position in the domestic market for off-highway wheels, tires and assembly products. Titan’s ability to offer a broad range of different products has increased the Company’s visibility and has enhanced its ability to cross-sell products and consolidate market positions. Innovative marketing programs have strengthened Titan’s market image, and the Company is reaching increasing numbers of customers in the aftermarket. Years of product design and engineering experience have enabled Titan to improve existing products and develop new ones that have been well received in the marketplace. In addition, Titan believes it has benefited from significant barriers to entry, such as the substantial investment necessary to replicate the Company’s manufacturing equipment and numerous tools, dies and molds.

Long-Term Core Customer Relationships

The Company’s top customers have on average been purchasing wheels from Titan or its predecessors for more than 50 years and include the global leaders in agricultural and construction equipment manufacturers. Customers including Deere & Company, CNH Global N.V., Caterpillar Inc., AGCO Corporation, Kubota Corporation and the U.S. Government have helped sustain Titan’s leadership in wheel, tire and assembly innovation for new products.

Business Strategy

Titan’s business strategy is to increase its penetration of the aftermarket for tires and private branding business, continue to improve operating efficiencies, continue emphasis on new product development and explore possible additional strategic acquisitions.

Increase Aftermarket Tire Business and Private Branding Business

The Company has concentrated on increasing its penetration of the tire aftermarket. The aftermarket offers higher profit margins and the tire aftermarket is larger and somewhat less cyclical than the OEM market. Additionally, Titan has developed a unique and efficient method of private branding the sidewall of its tires for sale through OEM retail distribution networks.

Improve Operating Efficiencies

The Company continually works to improve the operating efficiency of its assets and manufacturing facilities. Titan integrates each facility’s strength, often transferring equipment and business to the facilities that are best equipped to handle the work. This provides capacity to increase utilization and spread operating costs over a greater volume of products. Titan also is continuing a comprehensive program to refurbish, modernize and computerize its equipment. The Company has centralized and streamlined inventory controls. These efforts have led to improved management of order backlogs and have substantially improved Titan’s ability to respond to customer orders on a timely basis.

Improve Design Capacity and Increase New Product Development

Equipment manufacturers constantly face changing industry dynamics. Titan directs its business and marketing strategy to understand and address the needs of its customers and demonstrate the advantages of its products. In particular, the Company often collaborates with customers in the design of new and upgraded products. Titan will from time to time recommend modified products to its customers based on its own market information. The Company tests new designs and technologies, developing methods of manufacturing to improve product quality and performance. These value-added services enhance Titan’s relationships with its customers.

Explore Additional Strategic Acquisitions

The Company’s expertise in the manufacture of steel wheels has permitted it to take advantage of opportunities to acquire businesses in the United States that complement this product line, including companies engaged in the tire market and companies that have wheel and tire assembly capabilities. The off-highway focus of Titan’s business may permit it to make additional strategic acquisitions in the future.

Agricultural Market

Titan’s agricultural rims, wheels and tires are manufactured for use on various agricultural and forestry equipment, including tractors, combines, skidders, plows, planters and irrigation equipment, and are sold directly to OEMs, independent distributors, equipment dealers, and through Titan’s own distribution centers. The wheels and rims range in diameter from 9” to 54” with the 54” diameter being the largest agricultural wheel manufactured in North America. Basic configurations are combined with distinct variations (such as different centers and a wide range of material thickness) allowing the Company to offer a broad line of product models to meet customer specifications. Titan’s agricultural tires range from 8” to 85” in diameter and from 4.8” to 44” in width. The Company offers the added value of delivering a complete wheel and tire assembly to customers. Aftermarket tires are marketed through a network of independent distributors, equipment dealers, and Titan’s own distribution centers.

Earthmoving/Construction Market

The Company manufactures rims and wheels for various types of earthmoving, mining, military and construction equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, load transporters, haul trucks and backhoe loaders. Titan produces various wheels, tires and components for the United States Government, primarily for military vehicles such as trucks, trailers, tanks and personnel carriers. The Company provides customers with a broad range of earthmoving/construction wheels ranging in diameter from 20” to 63”, in width from 8” to 60” and in weight from 125 pounds to 7,000 pounds. The 63” diameter wheel is the largest manufactured in North America for the earthmoving/construction market. The majority of the earthmoving/construction wheels produced by Titan are sold directly to OEMs. In addition, Titan produces a range of tires for the earthmoving/construction market. The Company offers the added value of wheel and tire assembly for certain applications in the earthmoving/construction market.

Consumer Market

Titan builds a variety of products for all-terrain vehicle (ATV), turf, golf, and trailer applications. Consumer wheels and rims range from 4” to 16” in diameter. Likewise, Titan produces a variety of tires for the consumer market. ATV tires using the new stripwinding manufacturing process have been introduced to the marketplace. For the domestic boat, recreational and utility trailers markets, the Company provides wheels and tires, and assembles brakes, actuators and components. The Company also offers the value-added service of a wheel and tire system for the consumer market.

Market Conditions Outlook

The year 2004 showed increases in the Company’s sales, especially in the agricultural market. The agricultural market is expected to remain strong in first half of 2005 as the result of high farm income from prior year crop yields. The earthmoving/construction market is anticipated to maintain current sales levels in 2005 as a result of continued replacement and military demand. The performance of the consumer market, Titan’s smallest market, is largely tied to recreational spending habits and sales in this market are expected in 2005 to remain steady. Overall in 2005, the Company foresees continued firm market conditions.

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

Large earthmoving/construction steel wheels are manufactured from hot and cold-rolled steel sections. Hot-rolled sections are generally used to increase cross section thickness in high stress areas of large diameter wheels. A special cold forming process for certain wheels is used to increase cross section thickness while reducing the number of wheel components. Rims are built from a series of hoops that are welded together to form a rim base. The complete rim base is made from either three or five separate parts that then lock together after the rubber tire has been fitted to the wheel and inflated.

For most wheels produced for the consumer market, the Company manufactures from steel sheets, rims that are rolled and welded, as well as center discs that are stamped and formed. The manufacturing process then entails welding the rims to the centers and painting the assembled product.

Tire Manufacturing Process

The first stage in tire production is the mixing of rubber, carbon black and chemicals to form various rubber compounds. These rubber compounds are then extruded and processed with textile or steel materials to make specific components. These components - beads (wire bundles that anchor the tire with the wheel), plies (layers of fabric that give the tire strength), belts (fabric or steel fabric wrapped under the tread in some tires), tread and sidewall - are then assembled into an uncured tire. The uncured tire is placed into a press that molds and vulcanizes the carcass under set time, temperature and pressure into a finished tire.

Wheel and Tire Assemblies

The Company’s position as a manufacturer of both wheels and tires allows Titan to mount and deliver one of the largest selections of off-highway assemblies in North America. Titan offers this value-added service of one-stop shopping for wheel and tire assemblies for the agricultural, earthmoving/construction and consumer markets. Customer orders are entered into the Company’s system either through electronic data interchange or manually. The appropriate wheel-tire assembly delivery schedule is formulated based on each customer’s requirements and products are received by the customer on a just-in-time basis.

Quality Control

The Company is ISO 9000 certified at two of its three manufacturing facilities and is currently working to complete certification at the third facility. The ISO 9000 series is a set of related and internationally recognized standards of management and quality assurance. The standards specify guidelines for establishing, documenting and maintaining a system to ensure quality. The ISO 9000 certifications are a testament to Titan’s dedication to providing quality products for its customers.

Raw Materials

Steel and rubber are the primary raw materials used by the Company in all segments. To ensure a consistent steel supply, Titan purchases raw steel from key steel mills and maintains relationships with steel processors for steel preparation. The Company is not dependent on any single producer for its steel supply. Rubber and other raw materials for tire manufacture represent some of the Company’s largest commodity expenses. Titan buys rubber in markets where there are several sources of supply. In addition to the development of key domestic suppliers, the Company’s strategic procurement plan includes international steel and rubber suppliers to assure competitive price and quality in the global marketplace. As is customary in the industry, the Company does not have long-term contracts for the purchase of steel or rubber and, therefore, purchases are subject to price fluctuations.

Capital Expenditures

Capital expenditures for 2004, 2003, and 2002 were $4.3 million, $14.6 million and $9.8 million, respectively. Capital expenditures in 2004 were used primarily for updating manufacturing equipment, expanding manufacturing capacity and for further automation at the Company’s facilities. Capital expenditures for 2005 are forecasted to be approximately $7 million to $8 million and will be used to enhance the Company’s existing facilities and manufacturing capabilities.

Patents and Trademarks

The Company owns various patents and trademarks and continues to apply for patent protection for new products. While patents are considered significant to the operations of the business, at this time Titan does not consider any one of them to be of such importance that the patent’s expiration or invalidity could materially affect the Company’s business. However, due to the difficult nature of predicting the interpretation of patent laws, the Company cannot anticipate or predict the material adverse effect on its operations, cash flows or financial condition as a result of associated liabilities created under such patent interpretations.

Marketing and Distribution

The Company employs an internal sales force and utilizes several manufacturing representative firms for sales in North America. Sales representatives are primarily organized within geographical regions.

Titan distributes wheels and tires directly to OEMs. The distribution of aftermarket tires occurs primarily through a network of independent and OEM affiliated dealers. The Company distributes wheel and tire assemblies directly to OEMs and aftermarket customers through its own distribution network consisting of four facilities throughout the United States.

Seasonality

Agricultural equipment sales are seasonal by nature. Farmers generally order equipment to be delivered before the growing season. Shipments to OEMs usually peak during the Company’s first and second quarters for the spring planting period. Earthmoving/construction and consumer markets also tend to experience higher demand in the first and second quarters historically. However, these markets are affected not by a planting season but by mining, building and economic conditions.

Research, Development and Engineering

The Company’s research, development and engineering staffs test original designs and technologies and develop new manufacturing methods to improve product performance. These services enhance the Company’s relationships with customers. The Company has spent $1.9 million, $2.7 million, and $3.5 million on research and development for the years ended December 31, 2004, 2003 and 2002, respectively. These costs were primarily incurred in developing the LSW series of wheels and tires, which considerably enhances the performance of off-highway vehicles. The ongoing cost of research and development for the LSW has declined, although Titan continues to introduce new LSW wheel and tire assemblies for the agricultural, earthmoving/construction, and consumer markets.

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

Customers

The Company’s 10 largest customers accounted for approximately 57% of net sales for the year ended December 31, 2004, compared to 54% for the year ended December 31, 2003. Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction, and consumer markets combined represented 22% of the Company’s consolidated revenues for the year ended December 31, 2004, and 14% for the year ended 2003. Net sales to CNH Global N.V. in Titan’s three markets represented 11% of the Company’s consolidated revenues for the year ended December 31, 2004, and 12% for the year ended 2003. No other customer accounted for more than 10% of the Company’s net sales in 2004 or 2003. Management believes the Company is not totally dependent on any single customer. However, certain products are dependent on a few customers. While the loss of any substantial customer could impact the Company’s business, the Company believes that its diverse product mix and customer base minimizes a longer-term impact caused by any such loss.

Order Backlog

As of January 31, 2005, Titan estimates $118 million in firm orders compared to $115 million at January 31, 2004, for the Company’s U.S. operations. Orders are considered firm if the customer would be obligated to accept the product if manufactured and delivered pursuant to the terms of such orders. The Company believes that the majority of the current order backlog will be filled during the present year.

Employees

At December 31, 2004, the Company employed approximately 1,800 people in the United States. Approximately 28% of the Company’s employees in the United States were covered by a collective bargaining agreement. The Natchez facility is covered by a second collective bargaining agreement; however, this facility was idled in 2001 and currently has no employees. The Company believes employee relations are generally good.

International Operations

On April 7, 2004, Titan Luxembourg Sarl, a wholly-owned European subsidiary of the Company, sold 70% of the common stock of Titan Europe, to the public on the AIM market in London. Titan Luxembourg is the largest single stockholder in Titan Europe Plc, retaining a 30% interest on the transaction date. The Company’s ownership interest declined to 29.3% by year-end due to Titan Europe issuing shares in September 2004 for an Australian acquisition. For the year ended December 31, 2004, the Company generated $49.4 million, or approximately 10% percent, of its net sales from foreign operations. All of these sales were recorded in the first quarter, prior to the Titan Europe sale transaction. For financial information regarding international operations, see Note 28 to the consolidated financial statements of Titan International, Inc., included in Item 8 herein.

Export Sales

The Company had total aggregate export sales of approximately $56.2 million, $94.5 million, and $81.5 million, for the years ended December 31, 2004, 2003 and 2002, respectively. The significant reduction in 2004 export sales primarily resulted from the sale of Titan Europe.

Exports to foreign markets are subject to a number of special risks, including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of markets, and restrictive actions by foreign governments (such as restrictions on transfer of funds, export duties and quotas and foreign customs). Other risks include changes in foreign laws regarding trade and investment, difficulties in obtaining distribution and support, nationalization, reforms of laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws. There can be no assurance that one, or a combination, of these factors will not have a material adverse effect on the Company’s ability to increase or maintain its export sales.

The Company purchases a portion of its raw materials from foreign suppliers. The production costs, profit margins and competitive position of the Company are affected by the strength of the currencies in countries where Titan purchases goods, relative to the strength of the currencies in countries where the products are sold. The Company’s results of operations, cash flows and financial position may be affected by fluctuations in foreign currencies.

Environmental Compliance

In the ordinary course of business, like other industrial companies, Titan is subject to extensive and evolving federal, state and local environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup. The Company’s policy is to accrue environmental cleanup-related costs of a non-capital nature when those costs are believed to be probable and can be reasonably estimated. Expenditures that extend the life of the related property, or mitigate or prevent future environmental contamination, are capitalized. The Company does not currently anticipate any material capital expenditures for environmental control facilities. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advances in environmental technologies, the quality of information available related to specific sites, the assessment stage of the site investigation, preliminary findings and the length of time involved in remediation or settlement. Due to the difficult nature of predicting future environmental costs, the Company cannot anticipate or predict the material adverse effect on its operations, cash flows or financial condition as a result of efforts to comply with, or its liabilities under, environmental laws.

Competition

The Company competes with several domestic and international companies, some of which are larger and have greater financial and marketing resources than Titan. The Company believes it is a primary source of steel wheels and rims to the majority of its North American customers. Major competitors in the off-highway wheel market include GKN Wheels, Ltd., Topy Industries, Ltd., Carlisle Companies Incorporated, and certain foreign competitors. Significant competitors in the off-highway tire market include Bridgestone/Firestone, Goodyear Tire & Rubber Co., Michelin, Carlisle Companies Incorporated, and other foreign competitors.

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

Risk Factors

The Company is subject to various risks and uncertainties relating to or arising out of the nature of its business and general business, economic, financing, legal and other factors or conditions that may affect the Company. Realization of any of the following risks could have a material adverse effect on Titan’s business, financial condition, cash flows, and results of operations.

The Company(’s): (i) operates in cyclical industries and, accordingly, its business is subject to changes in the economy, (ii) debt may limit Titan’s financial and operating flexibility, (iii) has incurred, and may in the future incur, net losses, (iv) is exposed to price fluctuations of key commodities, (v) relies on a limited number of suppliers, (vi) revenues are seasonal due to Titan’s dependence on agricultural, construction and recreational industries, which are seasonal, (vii) may be adversely affected by changes in government regulations and policies, (viii) is subject to new corporate governance requirements, and costs related to compliance with, or failure to comply with, existing and future requirements could adversely affect Titan’s business, (ix) customer base is relatively concentrated, (x) faces substantial competition from international and domestic companies, (xi) business could be negatively impacted if Titan fails to maintain satisfactory labor relations, (xii) unfavorable outcomes of legal proceedings could adversely affect Titan’s financial condition and results of operations.

Available Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are made available, without charge, through the Company’s website, www.titan-intl.com, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission (SEC). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The following documents are also posted on the Company’s website:

Audit Committee Charter
Compensation Committee Charter
Nominating/Corporate Governance Committee Charter
Business Conduct Policy

Printed copies of these documents are available by writing to: Secretary of Titan International, Inc., 2701 Spruce Street, Quincy, IL 62301.

New York Stock Exchange Certification

The Company submitted to the New York Stock Exchange during fiscal 2004 the Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Item 2.  Properties

The Company maintains three active manufacturing facilities, four distribution facilities and four idled facilities with collective floor space of approximately 6.5 million square feet. Of the active manufacturing facilities, two manufacture products for all of the Company’s market segments and one is used for the manufacture of earthmoving/construction products.

The Company’s facilities in Natchez, Mississippi, and Brownsville, Texas, are currently not in operation. These facilities could be used for the manufacture of agricultural, earthmoving/construction and consumer products. The Natchez facility includes approximately 1.2 million square feet, while the Brownsville facility encompasses approximately 1.0 million square feet. The Company has listed the majority of the machinery and equipment located at the Natchez and Brownsville facilities as available for sale. The Company’s facilities in Greenwood, South Carolina, and Walcott, Iowa, are not in operation. The Greenwood facility encompasses approximately 0.1 million square feet and the Walcott facility is approximately 0.4 million square feet. The Company has listed the land and buildings at the Greenwood and Walcott sites as available for sale. These four idled facilities are currently being used for storage.

Several of the Company’s facilities are leased through operating lease agreements. For information on these operating leases, see Note 24 to the consolidated financial statements of Titan, included in Item 8 herein. The Company considers each of its facilities to be in good operating condition and adequate for present use. Management believes that the Company has sufficient capacity to meet current market demand.

Item 3. Legal Proceedings

The Company is a party to routine legal proceedings arising out of the normal course of business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes at this time that none of these actions, individually or in the aggregate, will have a material adverse affect on the financial condition or results of operations of the Company. However, due to the difficult nature of predicting future legal claims, the Company cannot anticipate or predict the material adverse effect on its operations, cash flows or financial condition as a result of efforts to comply with or its liabilities pertaining to legal judgments. The Dyneer court case continues on appeal in the California State Court.

Item 4. Submission of Matter to a Vote of Security Holders

No matters were submitted to the vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol TWI. On January 31, 2005, there were approximately 980 holders of record of Titan common stock and an estimated 3,060 beneficial stockholders. The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE, as well as information concerning per share dividends declared for the periods indicated.

	High	Low	Dividends Declared
2004
First quarter	$6.38	$3.04	$0.005
Second quarter	10.80	5.23	0.005
Third quarter	12.30	9.15	0.005
Fourth quarter	15.70	9.20	0.005

2003
First quarter (a)	$1.42	$0.60	$0.005
Second quarter	1.44	0.62	0.005
Third quarter (b)	2.92	1.01	0.005
Fourth quarter	3.48	1.32	0.005

(a)	The Company was notified by the NYSE that its common stock had fallen below the NYSE’s continued listing criteria relating to the $1 minimum share price and entered a six month cure period.

(b)	The NYSE confirmed that the Company successfully met the $1 minimum share price requirement and returned to good standing with the NYSE.

Item 6.  Selected Financial Data

The selected financial data presented below, as of and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, are derived from the Company’s consolidated financial statements, as audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

(All amounts in thousands, except per share data)
	Year Ended December 31,
	2004		2003	2002	2001	2000
Net sales	$510,571		$491,672	$462,820	$457,475	$543,069
Gross profit	79,500		29,703	29,741	18,664	40,145
Income (loss) from operations	33,322		(16,220)	(14,086)	(33,465)	(8,646)
Income (loss) before income taxes	15,215		(33,668)	(44,293)	(46,386)	8,702	(a)
Net income (loss)	11,107		(36,657)	(35,877)	(34,789)	4,525	(a)
Net income (loss) per share - basic	.62		(1.75)	(1.73)	(1.68)	.22	(a)
Net income (loss) per share - diluted	.61		(1.75)	(1.73)	(1.68)	.22	(a)
Dividends declared per common share	.02		.02	.02	.03	.06

(a) Includes a gain of $38.7 million ($20.1 million after taxes) related to the sale of certain assets in April 2000.

	As of December 31,
(All amounts in thousands)
	2004		2003	2002	2001	2000
Working capital	$114,898	(a)	$183,971	$170,263	$180,684	$186,116
Current assets	154,668	(a)	286,946	254,569	262,723	285,556
Total assets	354,166	(a)	523,084	531,999	568,954	591,641
Long-term debt (b)	169,688	(a)	248,397	249,119	256,622	227,975
Stockholders’ equity	106,881	(a)	111,956	144,027	185,907	228,705

(a)	Amounts were affected by the April 2004 sale of Titan Europe, which is no longer consolidated. See Note 2 to the consolidated financial statements.

(b)	Excluding amounts due within one year and classified as a current liability.

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

Overview

Titan International, Inc. and its subsidiaries (Titan or the Company) are leading manufacturers of wheels, tires and assemblies for off-highway vehicles used in the agricultural, earthmoving/construction and consumer markets. Titan’s earthmoving/construction market also includes products supplied to the U.S. government, while the consumer market includes products for all-terrain vehicles (ATVs) and recreational/utility trailer applications. Titan manufactures both wheels and tires for the majority of these market applications, allowing the Company to provide the value-added service of delivering complete wheel and tire assemblies. The Company offers a broad range of products that are manufactured in relatively short production runs to meet the specifications of original equipment manufacturers (OEMs) and/or the requirements of aftermarket customers.

The Company’s major OEM customers include large manufacturers of off-highway equipment such as Deere & Company, CNH Global N.V., Caterpillar Inc., AGCO Corporation, and Kubota Corporation, in addition to many other off-highway equipment manufacturers. The Company distributes products to OEMs, independent and OEM affiliated dealers, and through a network of distribution facilities.

The Company recorded sales of $510.6 million in 2004, up 3.8% from the $491.7 million recorded in 2003. Pro forma sales excluding those of Titan Europe, which was sold in April 2004, were $461.1 million in 2004, up 32.5% from the $347.9 million of pro forma sales in 2003. The Company’s higher sales were largely related to a 39% improvement in the agricultural segment when compared to 2003 excluding Titan Europe’s sales.

Titan’s net income was $11.1 million for 2004, compared to net loss of $(36.7) million in 2003. Diluted earnings per share were $.61 for 2004, compared to loss per share of $(1.75) in 2003.

Results of Operations

The following table sets forth the Company’s statement of operations expressed as a percentage of net sales for the periods indicated. This table and subsequent discussions should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

	As a Percentage of Net Sales
	Year ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	84.4	94.0	93.6
Gross profit	15.6	6.0	6.4

Selling, general and administrative expenses	7.1	8.8	8.7
Research and development expenses	0.4	0.5	0.7
Idled assets depreciation	1.0	0.0	0.0
Goodwill impairment on Titan Europe	0.6	0.0	0.0
Income (loss) from operations	6.5	(3.3)	(3.0)

Interest expense	(3.2)	(4.1)	(4.5)
Debt termination expense	(0.7)	0.0	0.0
Equity income from unconsolidated affiliate	0.3	0.0	0.0
Loss on investments	0.0	(0.6)	(2.7)
Other income	0.1	1.1	0.6
Income (loss) before income taxes	3.0	(6.9)	(9.6)
Provision (benefit) for income taxes	0.8	0.6	(1.8)
Net income (loss)	2.2%	(7.5)%	(7.8)%

In addition, the following table sets forth components of the Company’s net sales classified by segment for the periods indicated (in thousands):

	2004	2003	2002
Agricultural	$316,235	$288,545	$278,266
Earthmoving/Construction	160,297	169,087	144,725
Consumer	34,039	34,040	39,829
Total	$510,571	$491,672	$462,820

Sale of Titan Europe

On April 7, 2004, Titan Luxembourg Sarl, a wholly-owned European subsidiary of the Company, sold 70% of the common stock of Titan Europe, to the public on the AIM market in London. Titan Luxembourg is the largest single stockholder in Titan Europe Plc, retaining a 30% interest on the date of the transaction. Titan Luxembourg’s proceeds from the sale of Titan Europe shares were approximately $62 million, before fees and expenses of approximately $2.8 million. The Company recorded cash receipts of $50 million and a five-year note receivable of $9.2 million from the newly created public company, Titan Europe Plc.

In the first quarter of 2004, Titan recognized a $3.0 million goodwill impairment on the pending sale of Titan Europe in accordance with the Company’s goodwill impairment policy. Net proceeds form the sale of Titan Europe were used to reduce the Company’s debt balances and $15.0 million of the proceeds were used to purchase the shares of Titan common stock (approximately 4.9 million shares) held by Citicorp Venture Capital, Ltd.

The Company is accounting for its interest in Titan Europe as an equity investment subsequent to the sale in April 2004. Titan recognized equity income on its investment in Titan Europe of $1.3 million in 2004. The carrying value of the Company’s equity investment in Titan Europe was $30.0 million at December 31, 2004, and its ownership interest declined to 29.3% due to Titan Europe issuing shares in September 2004 for an Australian acquisition. Prior to the sale in April 2004, Titan Europe was consolidated in the Company’s financial statements.

The following is a summary of the Titan Europe results included in the historical results of the Company for the years ended December 31 (in millions):
	2004	2003	2002
Net sales	$49.4	$143.7	$119.4
Gross profit	8.3	20.3	16.8
Income from operations	0.4	5.4	3.3

Stock Repurchase

On April 20, 2004, the Company purchased the shares of Titan common stock held by Citicorp Venture Capital, Ltd. (CVC) (approximately 4.9 million shares) for a cash payment of $15.0 million. In connection with this purchase of Titan’s common stock, the Company recorded an accrued contingent liability of $5.0 million for contingent obligations under the stock purchase agreement. Accordingly, these treasury shares were valued at $20.0 million. CVC was formerly Titan’s largest single stockholder owning approximately 23% of the total outstanding shares.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with generally accepted accounting principles accepted in the United States requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The Company’s application of these policies involves assumptions that require difficult subjective judgments regarding many factors, which, in and of themselves, could materially impact the financial statements and disclosures. A future change in the estimates, assumptions or judgments applied in determining the following matters, among others, could have a material impact on future financial statements and disclosures.

Revenue Recognition

The Company records sales revenue when products are shipped to customers and both title and the risks and rewards of ownership are transferred. Provisions are established for sales returns and uncollectible accounts based on historical experience. Should these trends change, adjustments to the estimated provisions would be necessary.

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

Impairment of Fixed Assets

The Company reviews fixed assets to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. Impairment losses are measured as the excess of the carrying value of the asset over the discounted expected future cash flows, or the fair value of the asset. The Company had idled assets marketed for sale (formerly assets held for sale) of $31.2 and $37.8 million at December 31, 2004 and 2003, respectively. With the sales process extending more than 12 months, the remaining idled assets were depreciated during the fourth quarter of 2004 in accordance with SFAS No. 144 and reclassified to noncurrent. Appraisals from third-party valuation firms indicate that the fair market values of the machinery and equipment at these facilities exceed their respective carrying values. Significant assumptions relating to future operations must be made when estimating future cash flows. Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

Retirement Benefit Obligations

Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 22 to the Company’s financial statements.

The effect of hypothetical changes to selected assumptions on the Company’s frozen pension benefit obligations would be as follows (in thousands):

		December 31, 2004		2005
		Increase	Increase	Increase
	Percentage	(Decrease)	(Decrease)	(Decrease)
Assumptions	Change	PBO (a)	Equity (b)	Expense
Pension
Discount rate (c)	+/-.5	$(3,266)/$3,544	$3,266/$(3,544)	$(78)/$80
Expected return on assets	+/-.5			$(283)/$283

(a)	Projected benefit obligation (PBO) for pension plans.

(b)	Pretax minimum pension liability adjustment.

(c)	Pretax impact on service cost, interest cost and amortization of gains or losses.

Impairment of Goodwill

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. The Company’s goodwill was $11.7 million at December 31, 2004, as compared to $18.8 million at December 31, 2003. The $7.1 million reduction in goodwill was due to the sale of Titan Europe. Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment. Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

Valuation of Investments Accounted for Under the Equity Method

The Company assesses the carrying value of its equity investments whenever events and circumstances indicate that the carrying value may not be recoverable. The Company had an unconsolidated equity investment in Titan Europe Plc of $30.0 million at December 31, 2004. Should unforeseen events occur or investment trends change significantly, impairment losses could occur.

Investment Exposures

The Company is accounting for its interest in Titan Europe Plc as an equity investment subsequent to its sale in April 2004. Titan recognized equity income of $1.3 million on its investment in Titan Europe in 2004 following the sale. The carrying value of the Company’s equity investment in Titan Europe was $30.0 million at December 31, 2004, and its ownership interest declined to 29.3% due to Titan Europe issuing shares in September 2004 for an Australian acquisition. Dividends received in 2004 from this investment were $0.3 million. Titan Europe Plc is publicly traded on the AIM market in London. Based on the AIM quoted price, the calculated value of the Company’s shares was $37.4 million at December 31, 2004. Prior to the sale in April 2004, Titan Europe was consolidated in the Company’s financial statements.

Idled Assets Marketed for Sale (formerly Assets Held for Sale)

In December 2003, the Company’s management and Board of Directors approved the sale of certain operating assets with a carrying value of $37.8 million at December 31, 2003. The idled assets marketed for sale balance at December 31, 2004, was $31.2 million. Included in the December 31, 2004, balance are land and buildings at the Company’s idle facilities in Walcott, Iowa, and Greenwood, South Carolina, totaling $4.6 million. Machinery and equipment located at the Company’s idle facilities in Brownsville, Texas, and Natchez, Mississippi, totaling $26.6 million are also included in idled assets marketed for sale at December 31, 2004. With the sales process extending more than 12 months, the remaining idled assets were depreciated during the fourth quarter of 2004 in accordance with SFAS No. 144 and reclassified to noncurrent. Depreciation on these idled assets was $5.3 million, $5.2 million, and $4.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. During 2004, approximately $1.3 million of idled assets were sold or placed back into service. Appraisals from third-party valuation firms indicate that the fair market values of the machinery and equipment at these facilities exceed their respective carrying values. The Company has had inquiries regarding these assets and will continue the sales process in 2005.

Fiscal year ended December 31, 2004, compared to fiscal year ended December 31, 2003

Results of Operations

The following table provides highlights for year ended December 31, 2004 compared to 2003
(amounts in thousands, except per share data):
	2004	2003
Net sales	$510,571	$491,672
Gross profit	79,500	29,703
Gross margin	15.6%	6.0%
Income (loss) from operations	33,322	(16,220)
Net income (loss)	11,107	(36,657)
Diluted earnings (loss) per share	.61	(1.75)

The following is a summary of the Titan Europe results included in the historical results of the Company for the year ended December 31, 2004 compared to 2003 (amounts in thousands, except per share data):

	2004	2003
Net sales	$49,446	$143,724
Gross profit	8,272	20,281
Gross margin	16.7%	14.1%
Income from operations	420	5,415

Net Sales

Net sales for the year ended December 31, 2004, were $510.6 million compared to $491.7 million for the year ended December 31, 2003. Net sales increased despite the sale of Titan Europe on April 7, 2004. Had the Titan Europe transaction occurred on January 1, 2003, pro forma net sales would have been $461.1 million and $347.9 million for the years ended December 31, 2004 and 2003, respectively. The increase in net sales on a comparative basis was $113.2 million. Of this amount, approximately 26% was due to price increases related to higher raw material costs being passed on to customers. The remaining amount was primarily attributed to higher demand from the Company’s agricultural segment.

Cost of Sales and Gross Profit

Cost of sales was $431.1 million for the year ended December 31, 2004, as compared to $462.0 million in 2003. Gross profit for the year 2004 was $79.5 million or 15.6% of net sales, compared to $29.7 million, or 6.0% of net sales for 2003. Gross profit was positively impacted by higher domestic sales levels of approximately 30%, along with facility consolidations, which allowed the Company to operate more efficiently. Also, the Company has been able to institute certain price increases required due to higher raw material costs.

Administrative Expenses

Selling, general and administrative (SG&A) and research and development (R&D) expenses were $37.9 million or 7.4% of net sales for the year ended December 31, 2004, as compared to $45.9 million or 9.3% of net sales for 2003. Despite the increase in sales, the Company was able to maintain administrative expenses below the previous year’s level. Administrative expenses as a percentage of net sales were positively impacted by the sale of Titan Europe, which had administrative expenses that averaged 10% to 11% on a historical basis.

The Company’s profit margins have been affected by the costs associated with the idled assets marketed for sale. The idled assets balance at December 31, 2004, was $31.2 million. Included in the December 31, 2004, balance are land and buildings at the Company’s idle facilities in Walcott, Iowa, and Greenwood, South Carolina, totaling $4.6 million. Machinery and equipment located at the Company’s idle facilities in Brownsville, Texas, and Natchez, Mississippi, totaling $26.6 million are also included in idled assets at December 31, 2004. With the sales process extending more than 12 months, the remaining idled assets were depreciated during the fourth quarter of 2004 in accordance with SFAS No. 144, and the Company incurred $5.3 million in depreciation related to the idled assets for the year ended December 31, 2004. In the first quarter of 2004, Titan recognized a $3.0 million goodwill impairment on the pending sale of Titan Europe in accordance with the Company’s goodwill impairment policy.

Income (Loss) from Operations

Income from operations for the year ended December 31, 2004, was $33.3 million or 6.5% of net sales, compared to loss from operations of $(16.2) million or (3.3)% in 2003. Operating results were primarily impacted by efficiency related to higher sales volume, facility consolidations and certain price increases. This efficiency was partially offset by the $3.0 million goodwill impairment on Titan Europe.

Interest Expense

Net interest expense for the year 2004 was $16.2 million compared to $20.2 million in 2003. The reduced interest expense was due to lower average interest rates and debt balances. The primary transactions that reduced interest expense in 2004 were the April Titan Europe sale and in July, the Company sold 5.25% senior unsecured convertible notes of $115 million to help fund the redemption of all of the Company’s 8.75% senior subordinated notes of approximately $137 million.

Debt Termination Expense

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

Equity Investment Income and Other Income

Titan recognized equity income on its investment in Titan Europe Plc of $1.3 million in 2004. Other income was $0.4 million for the year 2004, as compared to $5.5 million in 2003. Other income was significantly higher in 2003 due to Titan Europe having $3.0 million of other income, which is no longer consolidated after the sale of Titan Europe.

Income Tax Expense

The Company recorded income tax expense of $4.1 million and $3.0 million for the years ended December 31, 2004 and 2003, respectively.   As a result of several years of previous losses, the Company had reserved its net deferred tax asset position, consistent with the Company’s accounting policies. As a result of anticipated utilization of a net operating loss carryforward in connection with its 2004 Federal income tax filing, the Company reduced the valuation allowance related to its net deferred tax asset position by $7.1 million. The remaining net operating loss carryforward of approximately $38 million expires in 2023.

Net Income (Loss)

Net income for the year ended December 31, 2004, was $11.1 million, compared to a net loss of $(36.7) million in 2003. Basic earnings per share was $.62 for the year ended December 31, 2004, as compared to loss per share of $(1.75) in 2003. Diluted earnings per share was $.61 for the year ended December 31, 2004, as compared to loss per share of $(1.75) in 2003. Net income and earnings per share increased due to higher sales levels, facility consolidations and price increases required due to raw material costs.

Agricultural Segment Results

Net sales in the agricultural market were $316.2 million for the year ended December 31, 2004, as compared to $288.5 million in 2003. Had the Titan Europe sale occurred on January 1, 2003, net sales in the agricultural market for the year ended December 31, 2004, would have been $292.0 million, as compared to $209.3 million in 2003. Agricultural market net sales increased as a result of stronger demand coupled with higher raw material costs that were passed on to customers. Income from operations in the agricultural market was $38.6 million for the year 2004 as compared to $4.9 million in 2003. Income from operations in the agricultural market was positively affected by efficiencies gained from higher production levels, facility consolidations and certain price increases.

Earthmoving/Construction Segment Results

The Company’s earthmoving/construction market net sales were $160.3 million for the year ended December 31, 2004, as compared to $169.1 million in 2003. Had the Titan Europe sale occurred on January 1, 2003, net sales in the earthmoving/construction market for years ended December 31, 2004 and 2003, would have been $136.8 million and $108.5 million, respectively. Earthmoving/construction sales were higher as a result of steady growth in the market along with material costs increases that were passed on to customers. The Company’s earthmoving/construction market income from operations was $16.6 million for the year 2004, up from $4.0 million in 2003. Income from operations in the earthmoving/construction market was positively affected by efficiencies gained from higher production levels, facility consolidations and certain price increases.

Consumer Segment Results

Consumer market net sales were $34.0 million for each of the years ended December 31, 2004 and 2003. Had the Titan Europe sale occurred on January 1, 2003, net sales in the consumer market for the years ended December 31, 2004 and 2003, would have been $32.3 million and $30.2 million, respectively. Consumer market income from operations was $1.9 million for the year 2004 as compared to loss from operations of $(0.3) million in 2003. The increase in income from operations in the consumer market was primarily attributed to a change in sales mix to higher margin products and facility consolidations.

Foreign Subsidiaries Sales

Net sales at foreign subsidiaries were $49.4 million for the year ended December 31, 2004, as compared to $143.7 million in 2003. The sales decrease at foreign subsidiaries was due to the April 2004 sale of Titan Europe, which comprised all of the Company’s foreign subsidiary sales. Titan retains a 29.3% ownership in Titan Europe at December 31, 2004. Titan Europe is accounted for as an equity investment, and, therefore, their sales are no longer consolidated with Titan beginning in the second quarter of 2004.

Corporate Expenses

Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $19.5 million and $4.3 million for the year ended December 31, 2004, as compared to $20.1 million and $4.8 million in 2003.

Fiscal year ended December 31, 2003, compared to fiscal year ended December 31, 2002

Results of Operations

The following table provides highlights for year ended December 31, 2003 compared to 2002
(amounts in thousands, except per share data):

	2003	2002
Net sales	$491,672	$462,820
Gross profit	29,703	29,741
Gross margin	6.0%	6.4%
Loss from operations	(16,220)	(14,086)
Net loss	(36,657)	(35,877)
Diluted loss per share	(1.75)	(1.73)

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

Loss from Operations

Loss from operations for the year ended December 31, 2003, was $(16.2) million, compared to $(14.1) million in 2002. Operating results were primarily impacted by increased costs as previously discussed in the “Cost of Sales and Gross Profit” section. In the second half of 2003, these rising costs were partially offset by certain product price increases.

Interest Expense

Net interest expense for the year 2003 was $20.2 million compared to $20.6 million in 2002. The decreased interest expense was primarily due to a reduction in interest rates. Lower interest rates were partially offset by an increase in the average debt outstanding in 2003 as compared to 2002.

Loss on Investments

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

Income Taxes

The Company recorded income tax expense of $3.0 million for the year ended December 31, 2003, as compared to an income tax benefit of $8.4 million for the year ended December 31, 2002.  The Company's income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax loss primarily as a result of income tax expense to be paid in foreign jurisdictions and the application of a valuation allowance on the domestic net deferred tax asset balance.  As a result of several periods of recurring losses, the Company has reserved its net deferred tax asset position at December 31, 2003 and 2002, consistent with the Company's accounting policies.  The Company will continue to monitor its income tax position and will review the necessity of the valuation allowance at the end of each reporting period.  To the extent it is determined that the deferred tax assets will be realized in excess of deferred tax liabilities, some or all of the valuation allowance will be reversed.

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

Titan Europe Segment Results

The following is a summary of the Titan Europe results included in the historical results of the Company for the years ended December 31 (in millions):

2004	Agricultural	Earthmoving/ Construction	Consumer	Reconciling Items		Consolidated Totals
Revenues from external customers	$24.3	$23.4	$1.7	$0.0		$49.4
Income (loss) from operations	0.8	0.5	(0.1)	(0.8	) (a)	0.4

2003
Revenues from external customers	$79.2	$60.6	$3.9	$0.0		$143.7
Income (loss) from operations	5.1	2.9	0.2	(2.8	) (a)	5.4

2002
Revenues from external customers	$66.2	$49.2	$4.0	$0.0		$119.4
Income (loss) from operations	3.6	2.3	0.1	(2.7	) (a)	3.3

(a)	Represents corporate expenses.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2004, the Company had $1.1 million of unrestricted cash balances within various bank accounts. This unrestricted cash balance decreased by $5.4 million from December 31, 2003, due to the cash flows discussed in the following paragraphs.

For the year ended December 31, 2004, positive cash flows from operating activities of $18.1 million resulted primarily from income of $11.1 million and depreciation and amortization of $24.9 million offset by an increase in accounts receivable of $10.8 million and an inventory increase of $8.8 million. The accounts receivable and inventory increased as a result of an increase in domestic sales of approximately 30%. In comparison, for the year ended December 31, 2003, positive cash flows from operating activities of $10.4 million resulted primarily from depreciation and amortization of $32.3 million, as well as a federal tax refund of $7.7 million. These items were offset by the net loss of $(36.7) million. Depreciation and amortization expenses were reduced to $24.9 million for the year ended December 31, 2004, compared to $32.3 million in 2003 as a result of the sale of Titan Europe.

Net cash provided by investing activities was $37.8 million in 2004, as compared to $9.5 million used by investing activities in 2003. The Company invested $4.3 million in capital expenditures in 2004 as compared to $14.6 million in 2003. The reduction in capital expenditures is primarily attributed to the sale of Titan Europe and the consolidation of U.S. facilities. The capital expenditures represent various equipment purchases and building improvements to enhance production capabilities. The Company estimates that capital expenditures for 2005 could range between $7 million and $8 million. In April 2004, the Company received net proceeds of $50.0 million on the sale of Titan Europe and recorded a $9.2 million note receivable from the newly created public company, Titan Europe Plc. The 2003 proceeds from the sale of investments of $4.6 million resulted from the sale of the Company’s interest in Polymer Enterprises, Inc., as previously discussed.

Net cash used for financing activities in 2004 was $61.1 million. This use of cash is primarily the result of $65.8 million in net repayments on debt over debt borrowings and the $15.0 million repurchase of common stock, offset by a $24.6 million decrease in restricted cash. In 2003, net cash received from debt borrowing was $7.3 million and restricted cash deposits increased by $24.2 million.

Debt Refinancing

New $100 Million Revolving Credit Facility - On July 23, 2004, the Company completed a new $100 million revolving credit facility with agents LaSalle Bank National Association and General Electric Capital Corporation. This new facility replaces the Company’s former revolving loan agreement and term loan. Both of these former facilities were terminated on July 23, 2004. Restricted cash of $15.0 million relating to the prior revolving loan agreement was released on the date of the transaction. The new revolving credit facility has a three-year term and is secured by a first priority security interest in certain assets of Titan and its domestic subsidiaries. The borrowings under the facility bear interest at a floating rate of either prime rate plus 1.5% or at LIBOR plus 3.0%. The facility contains certain financial covenants and other customary affirmative and negative covenants.

New 5.25% Senior Unsecured Convertible Notes - On July 26, 2004, the Company sold $115 million of 5.25% senior unsecured convertible notes due 2009. These notes are convertible into shares of the Company’s common stock at any time on or before maturity at a conversion rate of 74.0741 shares per $1,000 principal amount of notes ($13.50 per common share), subject to adjustment. This conversion rate would convert all of the notes into approximately 8.5 million shares of the Company’s stock. Net proceeds of $111.3 million from the sale of the convertible notes were applied toward the redemption of the Company’s 8.75% senior subordinated notes.

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

Debt Covenants

The Company’s revolving credit facility contains various covenants and restrictions. The financial covenants in this agreement require that the (i) Company’s minimum book value of accounts receivable and inventory be equal to or greater than $75 million, (ii) collateral coverage be equal to or greater than 1.50 times the outstanding revolver balance, and (iii) if the 30-day average of the outstanding revolver balance exceeds $75 million, the fixed charge coverage ratio be equal to or greater than a 1.0 to 1.0 ratio. Restrictions include (i) limits on payments of dividends and repurchases of the Company’s stock, (ii) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company, (iii) limitations on investments, dispositions of assets and guarantees of indebtedness, and (iv) other customary affirmative and negative covenants. These covenants and restrictions could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions. If the Company were unable to meet these covenants, the Company would be in default on these loan agreements.

The Company is in compliance with these covenants and restrictions as of December 31, 2004. The Company’s adjusted minimum book value of accounts receivable and inventory is required to be equal to or greater than $75 million and the Company computed it to be $128.6 million at December 31, 2004. The adjusted collateral coverage is required to be equal to or greater than 1.50 times the outstanding revolver balance and was calculated to be 3.73 times this balance at December 31, 2004. The fixed charge coverage ratio must be equal to or greater than a 1.0 to 1.0 ratio if the 30-day average of the outstanding revolver balance exceeds $75 million. This covenant did not apply for the quarter ended December 31, 2004. The outstanding revolver balance was $55.3 million at December 31, 2004, including borrowings of $44.4 million and letters of credit of $10.9 million.

Other Issues

The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances. Historically, the Company tends to experience higher sales demand in the first and second quarters.

The Company had restricted cash of $24.5 million and $51.0 million at December 31, 2004 and 2003, respectively. The restricted cash of $24.5 million remains on deposit for a court appeal. Restricted cash of $15.0 million on a revolving loan agreement was released in July 2004 when the revolving loan agreement was terminated. Additionally, $9.6 million of restricted cash on a letter of credit for an industrial revenue bond was released in September 2004 and $1.9 million of restricted cash on a letter of credit for insurance collateral was released in November 2004.

On April 20, 2004, the Company purchased the shares of Titan common stock held by Citicorp Venture Capital, Ltd. (CVC) (approximately 4.9 million shares) for a cash payment of $15.0 million. In connection with this purchase of Titan’s common stock, the Company recorded an accrued contingent liability of $5.0 million for contingent obligations under the stock purchase agreement. Accordingly, these treasury shares were valued at $20.0 million. CVC was formerly Titan’s largest single stockholder owning approximately 23% of the total outstanding shares.

The Company’s Board of Directors has authorized Titan to repurchase up to 10.0 million shares of its common stock in addition to the 4.9 million CVC shares. The Company repurchased 4.9 million, 0.2 million and 0.1 million shares of its common stock at a cost of $20.0 million, $0.2 million and $0.1 million in 2004, 2003 and 2002, respectively. The Company repurchased 7.2 million shares in years prior to 2002 leaving Titan with authorization to repurchase an additional 2.5 million common shares subject to debt agreement covenants.

Liquidity Outlook

At December 31, 2004, the Company had unrestricted cash and cash equivalents of $1.1 million and $44.7 million of unused availability under the terms of its revolving credit facility. The availability under the Company’s $100 million revolving credit facility is reduced by $44.4 million of borrowings and $10.9 million for outstanding letters of credit. At December 31, 2004, the Company had $31.2 million of idled assets marketed for sale (formerly assets held for sale). The Company estimates that capital expenditures for 2005 could range between $7 million and $8 million. The Company had scheduled debt principal payments due amounting to $0.2 million during 2005. The Company expects to contribute approximately $5 million to its frozen defined benefit pension plans during 2005.

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

American Jobs Creation Act of 2004

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law by the President of the United States of America. This legislation will result in sweeping revisions to the U.S. Internal Revenue Code and related regulations. The Act provides for a number of changes including providing taxpayers with an opportunity to repatriate foreign-source income in the U.S. if such repatriated income is invested in the U.S. under a properly approved domestic reinvestment plan. Provisions of this Act are complex and far-reaching and their full impact on the Company will not be known until after specific IRS regulations addressing these changes have been published and reviewed. However, based on a preliminary review, the repatriation provisions of this Act will benefit the Company with reduced 2005 tax rates and payments.

Inflation

The Company is subject to the effect of price fluctuations. During 2004, the Company realized dramatic, unprecedented increases in pricing for purchases of steel and rubber used in the manufacture of its products. While the cost outlook for commodities used in the Company’s production is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company’s contractual obligations at December 31, 2004, consisted of the following (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (a)	$169,905	$217	$44,623	$115,565	$9,500
Operating leases (b)	4,455	2,257	1,945	253	0
Purchase obligations	2,225	1,062	991	172	0
Other long-term liabilities (c)	17,800	5,000	10,000	2,800	0
Total	$194,385	$8,536	$57,559	$118,790	$9,500

(a)	Principal payments

(b)
Contained in the operating lease requirements under the “Less than 1 year category” is a lease for the building in Brownsville, Texas, in the amount of $1.0 million. The Brownsville, Texas, lease has been renewed until September 2005. Titan also maintains a purchase option for the one million square foot building that would be approximately $12.9 million depending on the exercise date and other items.

(c)
Other long-term liabilities represent the Company’s estimated funding requirements for the frozen defined benefit pension plans. The Company’s liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends and are subject to a number of risks and uncertainties and may lead to significantly different pension liability funding requirements.

Market Risk Sensitive Instruments

Exchange Rate Sensitivity

The Company is exposed to fluctuations in the British pound, Euro and other world currencies. Titan does not hedge foreign currency transaction or translation exposures. The Company’s net investment in foreign entities translated into U.S. dollars at December 31, 2004, was $42.5 million. This amount changed significantly from the December 31, 2003, amount of $67.5 million as a result of the Titan Europe sale. The hypothetical potential loss in value of the Company’s net investment in foreign entities resulting from a 10% adverse change in foreign currency exchange rates at December 31, 2004, would amount to $4.3 million.

Commodity Price Sensitivity

The Company does not generally enter into long-term commodity contracts and does not use derivative commodity instruments to hedge its exposures to commodity market price fluctuations. Therefore, the Company is exposed to price fluctuations of its key commodities, which consist primarily of steel and rubber. The Company attempts to and, depending on market conditions, passes on certain material price increases and decreases to its customers.

Interest Rate Sensitivity

The Company has a revolving credit facility and an industrial revenue bond that have variable interest rates. If the revolving credit facility were fully drawn, a 1% change in the interest rate would change the Company’s interest expense by $1.1 million.

At December 31, 2004, the fair value of the Company’s senior unsecured convertible notes, based upon quoted market prices obtained through independent pricing sources, was $159.7 million, compared to the carrying value of $115.0 million. The Company believes the carrying value of its other debt reasonably approximates fair value at December 31, 2004.

Other Risks

The Company is subject to various risks and uncertainties relating to or arising out of the nature of its business and general business, economic, financing, legal and other factors or conditions that may affect the Company. Realization of any of the following risks could have a material adverse effect on Titan’s business, financial condition, cash flows, and results of operations.

The Company(’s): (i) operates in cyclical industries and, accordingly, its business is subject to changes in the economy, (ii) debt may limit Titan’s financial and operating flexibility, (iii) has incurred, and may in the future incur, net losses, (iv) is exposed to price fluctuations of key commodities, (v) relies on a limited number of suppliers, (vi) revenues are seasonal due to Titan’s dependence on agricultural, construction and recreational industries, which are seasonal, (vii) may be adversely affected by changes in government regulations and policies, (viii) is subject to new corporate governance requirements, and costs related to compliance with, or failure to comply with, existing and future requirements could adversely affect Titan’s business, (ix) customer base is relatively concentrated, (x) faces substantial competition from international and domestic companies, (xi) business could be negatively impacted if Titan fails to maintain satisfactory labor relations, (xii) unfavorable outcomes of legal proceedings could adversely affect Titan’s financial condition and results of operations.

Market Conditions and 2005 Outlook

In 2004, the Company benefited from increased demand for its products. This demand was driven by the increase in production of new agricultural and earthmoving/construction vehicles that use the Company’s products. Many of the Company’s customers continue to have positive outlooks for 2005. During 2004, the Company was able to offset higher raw material costs with certain price increases. Higher sales levels along with facility consolidations have allowed Titan to manufacture its products in a more efficient operating environment. Given these facts, the Company is optimistic that it will continue to show improved results as compared to the last several years. However, if the increased demand seen in 2004 subsides, the Company’s operating results may deteriorate. Because many of Titan’s overhead expenses are fixed, seasonal trends can cause fluctuations in quarterly profit margins and financial conditions for the Company.

Agricultural Market

Agricultural market sales are expected to remain at an elevated level into the first half of 2005. The healthy farm economy combined with favorable tax depreciation provisions in the United States has supported an upturn in the sale of agricultural equipment. Farm income has remained high as a result of bumper crops and increasing use of grain-based ethanol and soybean-based biodiesel fuel. Many variables, including weather, export markets, and future government policies and payments can greatly influence the overall health of the agricultural economy.

Earthmoving/Construction Market

Sales for the earthmoving/construction market are expected to continue a steady growth sales trend into the first half of 2005. Replacement demand from rental firms and contractors is expected to continue. Mining sales are expected to be strong as the result of high commodity prices. Military sales, which are included in this segment, are also expected to remain strong. The earthmoving/construction segment is sensitive to interest rate changes relative to many variables including road construction, infrastructure and housing starts.

Consumer Market

The Company is optimistic that the consumer market will remain stable in 2005. The all-terrain vehicle (ATV) wheel and tire market is expected to continue to offer future growth opportunities for Titan. Looking forward, Titan is exploring the option of re-entering the high-end lawn and garden and golf markets. Many factors affect the consumer market including weather, competitive pricing, energy prices and consumer attitude.

Pensions

The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in October 2002. These plans are described in Note 22 of the Company’s Notes to Consolidated Financial Statements. The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. During the twelve months ended December 31, 2004, the Company contributed $8.3 million to its pension plans. The Company expects to contribute approximately $5 million to these frozen defined benefit pension plans during 2005.

Titan’s projected benefit obligation at December 31, 2004 was $75.7 million as compared to $74.8 million at December 31, 2003. During 2004, the Company recorded net periodic pension cost of $1.8 million. The minimum pension liability of the Company was $18.6 million at December 31, 2004, as compared to $23.1 million at December 31, 2003. The minimum liability is recorded as a direct charge to stockholders’ equity and does not affect net income, but is included in other comprehensive income. Titan will be required to record net periodic pension cost in the future; these costs may fluctuate based upon revised assumptions and could negatively affect the Company’s financial position, cash flows and results of operations.

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

Statement of Financial Accounting Standards Number 132(R)

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

Statement of Financial Accounting Standards Number 151

In November 2004, SFAS No. 151, “Inventory Costs,” was issued. This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

Statement of Financial Accounting Standards Number 123(R)

In December 2004, SFAS No. 123, “Share-Based Payment,” was revised. This revised statement will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. Statement 123 (revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. This statement is effective for interim periods beginning after June 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7, Part II of this report.

Item 8. Financial Statements and Supplementary Data

Reference is made to Item 15, Part IV of this report, “Exhibits and Financial Statement Schedules.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of the end of the period covered by this Form 10-K based on an evaluation of the effectiveness of disclosure controls and procedures.

Changes in Internal Controls

There were no material changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The information required by Item 10 regarding the Company’s directors is incorporated by reference to the Company’s 2005 Proxy Statement under the captions “Election of Directors”, “Directors Continuing in Office”, and “Committees and Meetings of the Board of Directors.”

Executive Officers

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

Maurice M. Taylor Jr., 60, has been President, Chief Executive Officer and a Director of the Company since 1990, when Titan was acquired in a management-led buyout by investors, including Mr. Taylor.

Kent W. Hackamack, 46, served as Corporate Controller of the Company from 1994 to 1996. Mr. Hackamack was appointed Vice President of Finance and Treasurer in 1996.

Cheri T. Holley, 57, joined the Company in 1994 as General Counsel and Secretary. Ms. Holley was appointed Vice President in 1996.

Section 16(a) beneficial ownership reporting compliance

The information required by Item 10 regarding beneficial ownership reporting compliance is incorporated by reference to the Company’s 2005 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Business conduct policy

The Company adopted a business conduct policy, which is applicable to directors, officers and employees. The Company has also adopted corporate governance guidelines. The business conduct policy and corporate governance guidelines are available under the investor information category of the Company’s website, www.titan-intl.com. The Company intends to satisfy disclosure requirements regarding amendments to or waivers from its business conduct policy by posting such information on its website. A printed copy of the business conduct policy and corporate governance guidelines are available by writing to: Secretary of Titan International, Inc., 2701 Spruce Street, Quincy, IL 62301.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the Company’s 2005 Proxy Statement under the caption “Compensation of Executive Officers.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

Except for the information concerning equity compensation plans, the information required by Item 12 is incorporated by reference to the Company’s 2005 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table provides information about shares of Titan common stock that may be issued under Titan’s equity compensation plans, as of December 31, 2004:

Plan Category	(i) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(ii) Weighted-average exercise price of outstanding options, warrants and rights	(iii) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i))
Equity compensation plans approved by security holders	802,390	(a)	11.25	0	(b)
Equity compensation plans not approved by security holders	0		n/a	0	(b)
Total	802,390		11.25	0

(a)	Amount includes outstanding options under the Company’s 1993 Stock Incentive Plan and 1994 Non-Employee Director Stock Option Plan. No options were granted during 2004 under these plans.

(b)
Currently, there will be no additional issuance of stock options as the equity compensation plans have expired.
However, with stockholder approval, these plans may be extended and additional options may be made available.

For additional information regarding the Company’s stock option plans, please see Note 23 of the Company’s Notes to Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to the Company’s 2005 Proxy Statement under the caption “Related Party Transactions” and also appears in Note 27 of the Company’s Notes to Consolidated Financial Statements.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the Company’s 2005 Proxy Statement under the caption “Audit and Other Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements

	Management’s Responsibility for Financial Statements and Report on Internal Control Over Financial Reporting	F-1

	Report of Independent Registered Public Accounting Firm	F-2 through F-3

	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	F-4

	Consolidated Balance Sheets at December 31, 2004 and 2003	F-5

	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	F-6

	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-7

	Notes to Consolidated Financial Statements	F-8 through F-34

2.	Financial Statement Schedule

	Schedule II - Valuation Reserves	S-1

3.	Exhibits

The accompanying Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	February 24, 2005	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2005.

Signatures	Capacity

/S/ MAURICE M. TAYLOR JR.	President, Chief Executive Officer
Maurice M. Taylor Jr.	and Director
(Principal Executive Officer)

/S/ KENT W. HACKAMACK	Vice President of Finance and Treasurer
Kent W. Hackamack	(Principal Financial Officer and
Principal Accounting Officer)

/S/ ERWIN H. BILLIG	Director
Erwin H. Billig

/S/ EDWARD J. CAMPBELL	Director
Edward J. Campbell

/S/ RICHARD M. CASHIN JR.	Director
Richard M. Cashin Jr.

/S/ ALBERT J. FEBBO	Director
Albert J. Febbo

/S/ MITCHELL I. QUAIN	Director
Mitchell I. Quain

/S/ ANTHONY L. SOAVE	Director
Anthony L. Soave

TITAN INTERNATIONAL, INC.

Exhibit Index
Annual Report on Form 10-K

Exhibit
No.	DESCRIPTION

3.1 (a)	Amended Restated Articles of Incorporation of the Company
3.2 (b)	Bylaws of the Company
10.1 (c)	1994 Non-Employee Director Stock Option Plan
10.2 (c)	1993 Stock Incentive Plan
10.3 (d)	Credit Agreement dated July 23, 2004, among the Company and LaSalle Bank National Association and General Electric Capital Corporation
10.4 (d)	Indenture between the Company and U.S. Bank National Association dated July 26, 2004
10.5*	First Amendment to Credit Agreement among the Company and LaSalle Bank National Association and General Electric Capital Corporation
21*	Subsidiaries of the Registrant
23*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

(a)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for the quarterly period ended September 30, 1998 (No. 001-12936).
(b)	Incorporated by reference to the same numbered exhibit contained in the Company’s Registration Statement on Form S-4 (No. 33-69228).
(c)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-61743).
(d)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for the quarterly period ended June 30, 2004 (No. 001-12936).

Management’s Responsibility for Financial Statements

Management is responsible for the preparation of the Company’s consolidated financial statements included in this annual report on Form 10-K. Management believes that the consolidated financial statements fairly reflect the transactions and the financial statements reasonably present the Company’s financial position and results of operations in conformity with accounting principles generally accepted in the United States of America.

The Board of Directors of the Company has an Audit Committee comprised entirely of outside directors who are independent of management. The Committee meets periodically with management, the internal auditors and the independent registered public accounting firm to review accounting control, auditing and financial reporting matters. The Audit Committee is responsible for the appointment of the independent registered public accounting firm and approval of their fees.

The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). The consolidated financial statements as of December 31, 2004, have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2004. Management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholders of
Titan International, Inc.:

We have completed an integrated audit of Titan International, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Titan International, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page F-1, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 22, 2005

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,
	2004	2003	2002
Net sales	$510,571	$491,672	$462,820
Cost of sales	431,071	461,969	433,079
Gross profit	79,500	29,703	29,741
Selling, general and administrative expenses	36,040	43,174	40,318
Research and development expenses	1,875	2,749	3,509
Idled assets marketed for sale depreciation	5,275	0	0
Goodwill impairment on Titan Europe	2,988	0	0
Income (loss) from operations	33,322	(16,220)	(14,086)
Interest expense	(16,159)	(20,231)	(20,565)
Debt termination expense	(3,654)	0	0
Equity income from unconsolidated affiliate	1,278	0	0
Loss on investments	0	(2,707)	(12,376)
Other income, net	428	5,490	2,734
Income (loss) before income taxes	15,215	(33,668)	(44,293)
Provision (benefit) for income taxes	4,108	2,989	(8,416)
Net income (loss)	$11,107	$(36,657)	$(35,877)
Income (loss) per common share:
Basic	$.62	$(1.75)	$(1.73)
Diluted	.61	(1.75)	(1.73)
Average common shares and equivalents outstanding:
Basic	17,798	20,984	20,791
Diluted	21,574	20,984	20,791

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31,
Assets	2004	2003
Current assets
Cash and cash equivalents	$1,130	$6,556
Accounts receivable (net allowance of $4,259 and $5,331, respectively)	52,781	83,975
Inventories	84,658	112,496
Assets held for sale	0	37,775
Deferred income taxes	6,711	20,343
Prepaid and other current assets	9,388	25,801
Total current assets	154,668	286,946

Property, plant and equipment, net	80,644	138,482
Idled assets marketed for sale	31,245	0
Investment in unconsolidated affiliate	30,040	0
Restricted cash deposits	24,500	51,039
Goodwill	11,702	18,823
Other assets	21,367	27,794
Total assets	$354,166	$523,084

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt (including current portion of long-term debt)	$217	$21,161
Accounts payable	26,733	51,931
Other current liabilities	12,820	29,883
Total current liabilities	39,770	102,975

Long-term debt	169,688	248,397
Deferred income taxes	9,164	22,796
Other long-term liabilities	28,663	36,960
Total liabilities	247,285	411,128

Commitments and contingencies: Notes 15, 24 and 25

Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized, 27,555,081 issued)	27	27
Additional paid-in capital	203,239	203,050
Retained earnings	21,385	10,629
Treasury stock (at cost, 11,228,655 and 6,357,761 shares, respectively)	(101,204)	(81,204)
Accumulated other comprehensive loss	(16,566)	(20,546)
Total stockholders’ equity	106,881	111,956
Total liabilities and stockholders’ equity	$354,166	$523,084

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(All amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance January 1, 2002	20,690,134	$27	$211,905	$83,998	$(91,270)	$(18,753)	$185,907

Comprehensive income (loss):
Net loss				(35,877)			(35,877)
Currency translation adjustment						6,685	6,685
Minimum pension liability, net of tax						(12,905)	(12,905)
Comprehensive loss				(35,877)		(6,220)	(42,097)
Dividends paid on common stock				(416)			(416)
Issuance of treasury stock under 401(k) plans	182,248		(1,674)		2,418		744
Treasury stock transactions	(81,500)				(111)		(111)

Balance December 31, 2002	20,790,882	27	210,231	47,705	(88,963)	(24,973)	144,027

Comprehensive income (loss):
Net loss				(36,657)			(36,657)
Currency translation adjustment						8,460	8,460
Minimum pension liability, net of tax						(4,033)	(4,033)
Comprehensive (loss) income				(36,657)		4,427	(32,230)
Dividends paid on common stock				(419)			(419)
Issuance of treasury stock under 401(k) plan	623,938		(7,181)		8,003		822
Treasury stock transactions	(217,500)				(244)		(244)

Balance December 31, 2003	21,197,320	27	203,050	10,629	(81,204)	(20,546)	111,956

Comprehensive income (loss):
Net income				11,107			11,107
Currency translation adjustment						(584)	(584)
Minimum pension liability, net of tax						4,564	4,564
Comprehensive income				11,107		3,980	15,087
Dividends paid on common stock				(351)			(351)
Exercise of stock options	23,570		189				189
Treasury stock transactions	(4,894,464)				(20,000)		(20,000)

Balance December 31, 2004	16,326,426	$27	$203,239	$21,385	$(101,204)	$(16,566)	$106,881

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$11,107	$(36,657)	$(35,877)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	24,907	32,277	33,622
Goodwill impairment	2,988	0	0
Noncash debt termination expense	1,486	0	0
Noncash portion of loss on investment	0	2,707	6,451
Deferred income tax provision	0	2,453	3,511
(Increase) decrease in current assets:
Accounts receivable	(10,822)	4,749	(600)
Inventories	(8,804)	1,023	9,414
Income tax refunds received	0	7,687	16,284
Prepaid and other current assets	(944)	(390)	(2,914)
Increase (decrease) in current liabilities:
Accounts payable	4,689	(1,343)	(8,392)
Other current liabilities	140	3,382	748
Other, net	(6,598)	(5,506)	(5,339)
Net cash provided by operating activities	18,149	10,382	16,908

Cash flows from investing activities:
Capital expenditures	(4,328)	(14,564)	(9,759)
Proceeds from Titan Europe Plc sale	49,984	0	0
Loan to Titan Europe Plc	(9,227)	0	0
Proceeds from sale of investments	0	4,636	0
Other, net	1,354	410	618
Net cash provided by (used for) investing activities	37,783	(9,518)	(9,141)

Cash flows from financing activities:
Proceeds from borrowings	115,348	30,297	1,084
Payment of debt	(225,525)	(23,037)	(4,752)
Proceeds on revolving credit facility, net	44,400	0	0
Decrease (increase) in restricted cash deposits	24,609	(24,236)	7,858
Repurchase of common stock	(15,000)	(244)	(111)
Payment of financing fees	(4,788)	(200)	0
Dividends paid	(375)	(419)	(416)
Other, net	189	822	744
Net cash (used for) provided by financing activities	(61,142)	(17,017)	4,407

Effect of exchange rate changes on cash	(216)	660	661
Net (decrease) increase in cash and cash equivalents	(5,426)	(15,493)	12,835
Cash and cash equivalents, beginning of year	6,556	22,049	9,214
Cash and cash equivalents, end of year	$1,130	$6,556	$22,049

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of significant accounting policies

Business
Titan International, Inc. and its subsidiaries (Titan or the Company) are leading manufacturers of wheels, tires and assemblies for off-highway vehicles used in the agricultural, earthmoving/construction and consumer markets. Titan’s earthmoving/construction market also includes products supplied to the U.S. military and other government entities, while the consumer market includes all-terrain vehicles (ATVs) and recreational/utility trailer applications. Titan manufactures both wheels and tires for the majority of these market applications, allowing the Company to provide the value-added service of delivering complete wheel and tire assemblies. The Company offers a broad range of products that are manufactured in relatively short production runs to meet the specifications of original equipment manufacturers (OEMs) and/or the requirements of aftermarket customers.

Use of estimates
The policies utilized by the Company in the preparation of the financial statements conform to generally accepted accounting principles in the United States of America and require management to make estimates, assumptions and judgments that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates and assumptions.

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

Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method in 2004 for approximately 51% of inventories and the first-in, first-out (FIFO) method for the remainder of inventories. Market value is estimated based on current selling prices. Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price based on historical experience.

Fixed assets
Property, plant and equipment have been recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives of the related assets:

Years

Building and improvements	25
Machinery and equipment	10
Tools, dies and molds	5

Maintenance and repairs are expensed as incurred. When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are eliminated and any gain or loss on disposition is included in the accompanying consolidated statements of operations.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Idled assets marketed for sale (formerly assets held for sale)
Idled assets marketed for sale (formerly assets held for sale) reflect the Company’s December 2003 decision to sell certain assets at the Company’s idled facilities in Walcott, Iowa, Greenwood, South Carolina, Brownsville, Texas, and Natchez, Mississippi. With the sales process extending more than 12 months, the remaining idled assets were depreciated during the fourth quarter of 2004 in accordance with SFAS No. 144 and reclassified to noncurrent. Titan had idled assets marketed for sale of $31.2 million at December 31, 2004. Appraisals from third-party valuation firms indicate the fair market values of the machinery and equipment at these facilities exceed their respective carrying values.

Deferred financing costs
Deferred financing costs are costs incurred in connection with the Company’s revolving credit facility, senior unsecured convertible notes and industrial revenue bonds. The costs associated with the revolving credit facility are being amortized over three years, the term of the facility. The costs associated with the senior unsecured convertible notes are amortized straight line over five years, the term of the notes. Such amortization approximates the effective interest rate method. The costs associated with the industrial revenue bonds are being amortized over the life of the bonds on a straight-line basis.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value. The convertible notes due 2009 are the only significant financial instrument of the Company with a fair value different than the recorded value. At December 31, 2004, the fair value of the convertible notes, based on quoted market prices obtained through independent pricing sources, was approximately $159.7 million, compared to a carrying value of $115.0 million.

Equity investments in unconsolidated affiliates
The Company had an equity investment in Titan Europe Plc of $30.0 million as of December 31, 2004, representing a 29.3% ownership. This equity investment is recorded as “Investment in unconsolidated affiliate” on the consolidated balance sheet. The Company assesses the carrying value of its equity investments whenever events and circumstances indicate that the carrying values may not be recoverable. Investment write-downs, if necessary, are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. These write-downs, if any, are measured as the excess of the carrying value of the asset over the discounted expected future cash flows or the estimated fair value of the asset.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable as required by the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The carrying amount of $11.7 million of goodwill by segment at December 31, 2004 was (i) agricultural of $6.9 million, (ii) earthmoving/construction of $3.6 million, and (iii) consumer of $1.2 million. Based on a discounted cash flow method at December 31, 2004, the Company’s computation showed no impairment. See Notes 10 and 19 for additional information.

Revenue recognition
The Company records sales revenue when products are shipped to customers and both title and the risks and rewards of ownership are transferred. Provisions are established for sales returns and uncollectible accounts based on historical experience. Should these trends change, adjustments would be necessary to the estimated provisions.

Warranty costs
The Company provides limited warranties on workmanship on its products in all market segments. The provision for estimated warranty costs is made in the period when such costs become probable and based on past warranty experience. Warranty costs were $2.4 million, $2.3 million, and $2.2 million for the years of 2004, 2003, and 2002, respectively.

Income taxes
Deferred income tax provisions are determined using the liability method whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax basis of assets and liabilities. The Company assesses the realizability of deferred tax asset positions to determine if a valuation allowance is necessary.

Earnings per share
Basic earnings per share (EPS) is computed by dividing consolidated net earnings by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing adjusted consolidated net earnings by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. Potential common shares consist of outstanding options under the Company’s stock option plans and the conversion of the Company’s senior unsecured convertible notes.

Statement of cash flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers financial investments with an original maturity of three months or less to be cash equivalents.

Interest paid
The Company paid $17.9 million, $19.1 million, and $19.2 million for interest in 2004, 2003 and 2002, respectively.

Income taxes paid
The Company paid $0.7 million, $4.0 million, and $1.5 million for income taxes in 2004, 2003 and 2002, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Global market risk
The Company manufactures and sells products and purchases goods in the United States and foreign countries. The Company is potentially subject to foreign currency exchange risk relating to receipts from customers and payments to suppliers in foreign currencies. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company conducts business. Gains and losses arising from the settlement of foreign currency transactions are charged to the related period’s Consolidated Statement of Operations. Translation adjustments arising from the translation of foreign subsidiary financial statements are recorded in accumulated other comprehensive income in stockholders’ equity in the accompanying consolidated balance sheets.

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

Stock-based compensation
At December 31, 2004, the Company has two stock-based compensation plans, which are described in Note 23. The Company applies the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. The Company granted no stock options in 2004 or 2003. No stock-based compensation expense has been recorded in the consolidated financial statements as any options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. The weighted-average fair value of options granted during 2002 was $2.77. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except share data):

	2004	2003	2002
Net income (loss) - as reported	$11,107	$(36,657)	$(35,877)
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	0	(9)	(116)
Pro forma net income (loss)	$11,107	$(36,666)	$(35,993)

Income (loss) per share:
Basic - as reported	$.62	$(1.75)	$(1.73)
Basic - pro forma	.62	(1.75)	(1.73)

Diluted - as reported	$.61	$(1.75)	$(1.73)
Diluted - pro forma	.61	(1.75)	(1.73)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Statement of Financial Accounting Standards Number 132(R)
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

Statement of Financial Accounting Standards Number 151
In November 2004, SFAS No. 151, “Inventory Costs,” was issued. This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

Statement of Financial Accounting Standards Number 123(R)
In December 2004, SFAS No. 123, “Share-Based Payment,” was revised. This revised statement will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. Statement 123 (revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. This statement is effective for interim periods beginning after June 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Titan Europe Sale

On April 7, 2004, Titan Luxembourg Sarl, a wholly-owned European subsidiary of the Company, sold 70% of the common stock of Titan Europe to the public on the AIM market in London. Titan Luxembourg is the largest single stockholder in Titan Europe Plc, retaining a 30% interest on the date of the transaction. Titan Luxembourg’s proceeds from the sale of Titan Europe shares were approximately $62 million, before fees and expenses of approximately $2.8 million. The Company recorded cash receipts of $50 million and a five-year note receivable of $9.2 million from the newly created public company, Titan Europe Plc.

In the first quarter of 2004, Titan recognized a $3.0 million goodwill impairment on the pending sale of Titan Europe in accordance with the Company’s goodwill impairment policy. Net proceeds form the sale of Titan Europe were used to reduce the Company’s debt balances and $15.0 million of the proceeds were used to purchase the shares of Titan International stock (approximately 4.9 million shares) held by Citicorp Venture Capital, Ltd.

The Company is accounting for its interest in Titan Europe as an equity investment subsequent to the sale in April 2004. Titan recognized equity income on its investment in Titan Europe of $1.3 million in 2004. The carrying value of the Company’s equity investment in Titan Europe was $30.0 million at December 31, 2004, and its ownership interest declined to 29.3% due to Titan Europe issuing shares in September 2004 for an Australian acquisition. Prior to the sale in April 2004, Titan Europe was consolidated in the Company’s financial statements.

The following is a summary of the Titan Europe results included in the historical results of the Company for the years ended December 31 (in thousands):
	2004	2003	2002
Net sales	$49,446	$143,724	$119,368
Gross profit	8,272	20,281	16,752
Income from operations	420	5,415	3,270

3.	Accounts receivable

The Company had accounts receivable, net of $52.8 million and $84.0 million at December 31, 2004 and 2003, respectively. These amounts are net of allowance of $4.3 million and $5.3 million for year ended 2004 and 2003, respectively. The significant accounts receivable decrease resulted from the April 2004 sale of Titan Europe. See Note 2 for additional information. Titan Europe’s account receivable balance at December 31, 2003 was $40.4 million, net of allowance of $1.2 million.

4.	Inventories

Inventories at December 31, 2004 and 2003, consisted of the following (in thousands):

	2004	2003
Raw material	$27,984	$38,054
Work-in-process	13,439	17,457
Finished goods	51,054	53,177
	92,477	108,688
Adjustment to LIFO basis	(7,819)	3,808
	$84,658	$112,496

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant inventory decrease resulted from the April 2004 sale of Titan Europe. See Note 2 for additional information. The Titan Europe inventory balance at December 31, 2003 was $37.4 million. Included in the above inventory balances at December 31, 2004, and December 31, 2003, are reserves for slow-moving and obsolete inventory of $2.8 million and $6.5 million respectively. The adjustment to LIFO basis changed by $11.6 million due to significantly higher raw material costs and significantly higher domestic inventory levels to respond to the approximately 30% increase in domestic sales levels.

5.	Prepaid and other current assets

Prepaid and other current assets at December 31, 2004 and 2003, consisted of the following (in thousands):

	2004	2003
Prepaid supplies	$4,364	$4,800
Foreign prepaid and other current assets	0	9,688
Other	5,024	11,313
	$9,388	$25,801

The significant decrease in prepaid and other current assets resulted from the April 2004 sale of Titan Europe. See Note 2 for additional information. The Titan Europe prepaid and other current assets balance at December 31, 2003, was $9.7 million. The reduction in the other account balance was primarily the result of satisfaction of a note receivable awarded to Titan by court proceedings. The note amount of $7.8 million was satisfied by $0.1 million in cash and $7.7 million in machinery and equipment, which was collateral on the note.

6.	Property, plant and equipment

Property, plant and equipment at December 31, 2004 and 2003, consisted of the following (in thousands):

	2004	2003
Land and improvements	$2,003	$2,504
Buildings and improvements	34,426	62,857
Machinery and equipment	161,859	235,997
Tools, dies and molds	48,714	65,107
Construction-in-process	508	2,171
	247,510	368,636
Less accumulated depreciation	(166,866)	(230,154)
	$80,644	$138,482

The significant reduction in net property, plant and equipment resulted from the April 2004 sale of Titan Europe. See Note 2 for additional information. The Titan Europe net property, plant and equipment balance at December 31, 2003, was $53.3 million. The balances above do not include idled assets marketed for sale (formerly assets held for sale) of $31.2 million at December 31, 2004 and $37.8 million at December 31, 2003. Depreciation on fixed assets for the years 2004, 2003 and 2002 totaled $17.4 million, $30.0 million, and $31.7 million, respectively. In addition $5.3 million of depreciation was recorded on idled assets marketed for sale in 2004.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Idled assets marketed for sale (formerly assets held for sale)

In December 2003, the Company’s management and Board of Directors approved the sale of certain operating assets with a carrying value of $37.8 million at December 31, 2003. With the sales process extending more than 12 months, the remaining idled assets were depreciated during the fourth quarter of 2004 in accordance with SFAS No. 144 and reclassified to noncurrent. Depreciation on these idled assets was $5.3 million, $5.2 million, and $4.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. During 2004, approximately $1.3 million of idled assets were sold or placed back into service. The idled assets marketed for sale balance at December 31, 2004, was $31.2 million. Included in the December 31, 2004, balance are land and buildings at the Company’s idle facilities in Walcott, Iowa, and Greenwood, South Carolina, totaling $4.6 million. Machinery and equipment located at the Company’s idle facilities in Brownsville, Texas, and Natchez, Mississippi, totaling $26.6 million are also included in idled assets marketed for sale at December 31, 2004. Appraisals from third-party valuation firms indicate that the fair market values of the machinery and equipment at these facilities exceed their respective carrying values. The Company has had inquiries regarding these assets and will continue the sales process in 2005.

8.	Investment in unconsolidated affiliate

The Company is accounting for its interest in Titan Europe Plc as an equity investment subsequent to its sale in April 2004. Titan recognized equity income on its investment in Titan Europe of $1.3 million in 2004. The carrying value of the Company’s equity investment in Titan Europe was $30.0 million at December 31, 2004, and its ownership interest declined to 29.3% due to Titan Europe issuing shares in September 2004 for an Australian acquisition. Dividends received from this investment in 2004 were $0.3 million. Titan Europe Plc is publicly traded on the AIM market in London. Based on the AIM quoted price, the calculated value of the Company’s shares was $37.4 million at December 31, 2004. Prior to the sale in April 2004, Titan Europe was consolidated in the Company’s financial statements.

Summarized financial information of Titan Europe Plc consisted of the following (in thousands):

December 31, 2004
Current assets	$122,333
Noncurrent assets	92,005
$214,338

Current liabilities	$72,145
Noncurrent liabilities	38,987
Equity	103,206
$214,338

Year ended
December 31, 2004
Net sales	$196,377
Gross profit	35,157
Income before provision for income taxes	13,111
Net income	6,210

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Restricted cash deposits

The Company had restricted cash of $24.5 million and $51.0 million at December 31, 2004 and 2003, respectively. The restricted cash of $24.5 million is on deposit for a court appeal. Restricted cash of $15.0 million on a revolving loan agreement was released in July 2004 when the revolving loan agreement was terminated. Additionally, $9.6 million of restricted cash on a letter of credit for an industrial revenue bond was released in September 2004 and $1.9 million of restricted cash on a letter of credit for insurance collateral was released in November 2004.

10.	Goodwill

Goodwill amortization was ceased in January 2002, pursuant to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.

The carrying amount of goodwill by segment at December 31, 2004, was (i) agricultural of $6.9 million, (ii) earthmoving/construction of $3.6 million, and (iii) consumer of $1.2 million. The decrease in net goodwill to $11.7 million at December 31, 2004, from $18.8 million at year-end 2003, is the result of (i) impairment of Titan Europe goodwill of $3.0 million in the first quarter of 2004 and (ii) $4.1 million due to the sale of Titan Europe along with a currency translation adjustment. See Note 2 for additional information.

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable as required by the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Based on a discounted cash flow method at December 31, 2004, the Company’s computation showed no impairment. There can be no assurance that future goodwill tests will not result in an impairment charge.

11.	Other assets

Other assets at December 31, 2004 and 2003, consisted of the following (in thousands):

	2004	2003
Note receivable from Titan Europe Plc	$9,633	$0
Deferred financing	4,494	2,737
Investment in Wheels India Ltd.	0	16,374
Other	7,240	8,683
	$21,367	$27,794

The note receivable from Titan Europe has a 2009 redemption date and an interest rate of 1% to 4%. The $16.4 million equity investment balance at December 31, 2003, was related to Wheels India Ltd., which is owned by Titan Europe and included in the April 2004 sale.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Other current liabilities

Other current liabilities at December 31, 2004 and 2003, consisted of the following accruals (in thousands):

	2004	2003
Taxes	$2,977	$9,053
Wages and commissions	3,064	7,066
Insurance	2,017	4,171
Warranty	1,762	1,508
Interest	175	3,445
Other	2,825	4,640
	$12,820	$29,883

The significant decrease in other current liabilities resulted from the April 2004 sale of Titan Europe. See Note 2 for additional information. The Titan Europe other current liabilities balance at December 31, 2003, was $10.4 million.

13.	Warranty costs

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

	2004	2003
Warranty liability, January 1	$1,508	$1,617
Provision for warranty liabilities	2,390	2,273
Warranty payments made	(2,136)	(2,382)
Warranty liability, December 31	$1,762	$1,508

14.	Other long-term liabilities

Other long-term liabilities at December 31, 2004 and 2003, consisted of the following (in thousands):

	2004	2003
Accrued pension liabilities	$18,232	$24,341
Accrued stock purchase liability	5,000	0
Accrued employment liabilities	2,896	9,725
Other	2,535	2,894
	$28,663	$36,960

The significant decrease in accrued employment liabilities resulted from the April 2004 sale of Titan Europe. See Note 2 for additional information. The Titan Europe accrued employment liabilities at December 31, 2003, were $6.7 million.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Revolving credit facility and long-term debt

Long-term debt at December 31, 2004 and 2003, consisted of the following (in thousands):

	2004		2003
Senior unsecured convertible notes	$115,000		$0
Revolving credit facility	44,400		0
Senior subordinated notes	0	(a)	136,750
Term loan	0	(a)	86,425
Foreign subsidiary debt	0	(b)	35,653
Industrial revenue bonds and other	10,505		10,730
	169,905		269,558
Less amounts due within one year	217		21,161
	$169,688		$248,397

(a)	Amounts were repaid in 2004.

(b)	Amount no longer consolidated due to sale of Titan Europe Plc.

Aggregate maturities of long-term debt are as follows (in thousands):

2005	$217
2006	125
2007	44,498
2008	565
2009	115,000
Thereafter	9,500
$169,905

New $100 Million Revolving Credit Facility

On July 23, 2004, the Company completed a new $100 million revolving credit facility with agents LaSalle Bank National Association and General Electric Capital Corporation. This new facility replaces the Company’s former revolving loan agreement and term loan. Both of these former facilities were terminated on July 23, 2004. Restricted cash of $15.0 million relating to the prior revolving loan agreement was released on the date of the transaction. The new revolving credit facility has a three-year term and is secured by a first priority security interest in certain assets of Titan and its domestic subsidiaries. Financing fees related to the credit facility were $1.0 million and will be amortized over the term of the agreement. The borrowings under the facility bear interest at a floating rate of either prime rate plus 1.5% or at LIBOR plus 3.0%. Interest rates at December 31, 2004, ranged from 5.42% to 6.75%. The facility contains certain financial covenants and other customary affirmative and negative covenants. The outstanding revolver balance was $55.3 million at December 31, 2004, including borrowings of $44.4 million and letters of credit of $10.9 million.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New 5.25% Senior Unsecured Convertible Notes

On July 26, 2004, the Company sold $115 million of 5.25% senior unsecured convertible notes due 2009. These notes are convertible into shares of the Company’s stock at any time on or before maturity at a conversion rate of 74.0741 shares per $1,000 principal amount of notes ($13.50 per common share), subject to adjustment. This conversion rate would convert all of the notes into approximately 8.5 million shares of the Company’s stock. Net proceeds of $111.3 million were received after financing fees of $3.7 million were deducted from the sale of the convertible notes. These proceeds were applied toward the redemption of the Company’s 8.75% senior subordinated notes.

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

Other debt of $10.7 million primarily consists of industrial revenue bonds, loans from local and state entities, and other long-term notes. Maturity dates on this debt range from two to six years and interest rates range from 1% to 4%.

16.	Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Currency Translation Adjustments	Minimum Pension Liability Adjustments	Total
Balance at January 1, 2003	$(5,891)	$(19,082)	$(24,973)
Currency translation adjustments	8,460	0	8,460
Minimum pension liability adjustment, net changes in taxes of $(5,346)	0	(4,033)	(4,033)
Balance at December 31, 2003	2,569	(23,115)	(20,546)
Currency translation adjustment attributable
to Titan Europe Plc sale	(1,672)		(1,672)
Currency translation adjustments	1,088		1,088
Minimum pension liability adjustment, net changes in taxes of $5,060	0	4,564	4,564
Balance at December 31, 2004	$1,985	$(18,551)	$(16,566)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Stockholders’ equity

On April 20, 2004, the Company purchased the shares of Titan International stock held by Citicorp Venture Capital, Ltd. (CVC) (approximately 4.9 million shares) for a cash payment of $15.0 million. In connection with this purchase of Titan’s common stock, the Company recorded an accrued contingent liability of $5.0 million for contingent obligations under the stock purchase agreement. Accordingly, these treasury shares were valued at $20.0 million. CVC was formerly Titan’s largest single stockholder owning approximately 23% of the total outstanding shares.

In addition, during 2003 and 2002, the Company repurchased 0.2 million and 0.1 million shares of its common stock at a cost of $0.2 million and $0.1 million, respectively. The Company is authorized by the Board of Directors to repurchase an additional 2.5 million common shares subject to debt agreement covenants. The Company paid cash dividends of $.02 per share of common stock per year for 2004, 2003 and 2002.

18.	Loss on investments

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

The Company previously maintained financial interests, accounted for under the equity method, in Fabrica Uruguaya de Neumaticos S.A. (FUNSA), a tire manufacturer located in Uruguay, South America. During 2002, FUNSA stopped producing tires. FUNSA’s reorganization plans were significantly hindered by economic conditions, social distress and the resultant unrest in the country of Uruguay. Therefore, the Company recorded an investment loss of $9.6 million for its FUNSA investment in the third quarter of 2002 and classified the expense in the Consolidated Statement of Operations within “Loss on investments.” On the accompanying Consolidated Statement of Cash Flows, $3.7 million is classified within “Noncash portion of loss on investments” and the remaining $5.9 million is classified as a reduction in restricted cash deposits. The December 31, 2004, carrying value of FUNSA was zero.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Goodwill impairment on Titan Europe

On April 7, 2004, Titan Luxembourg Sarl, a wholly-owned European subsidiary of the Company, sold 70% of the common stock of Titan Europe, to the public on the AIM market in London. In the first quarter of 2004, Titan recognized a $3.0 million goodwill impairment on the pending sale of Titan Europe based on the valuation of Titan Europe inherent in the April 2004 public offering in accordance with the Company’s goodwill impairment policy. The April 2004 consideration for the entire Titan Europe offering was $89.5 million as compared to a book value of $92.5 million, resulting in a goodwill impairment of $3.0 million. See Note 2 for additional information.

20.	Other income, net

Other income consisted of the following (in thousands):

	2004	2003	2002
Interest income	$669	$1,138	$3,025
Wheels India Ltd. income	0	2,398	0
Foreign exchange gain	537	681	1,980
Other (expense) income	(778)	1,273	(2,271)
	$428	$5,490	$2,734

In 2003, the $2.4 million Wheels India Ltd. income was attributed to this Indian entity, which is owned by Titan Europe and was included in the April 2004 sale of Titan Europe.

21.	Income taxes

Income (loss) before income taxes, consisted of the following (in thousands):

	2004	2003	2002
Domestic	$12,533	$(41,216)	$(41,570)
Foreign	2,682	7,548	(2,723)
	$15,215	$(33,668)	$(44,293)

The provision (benefit) for income taxes, was as follows (in thousands):

	2004	2003	2002
Current
Federal	$2,571	$0	$(11,460)
State	0	0	(3,109)
Foreign	1,537	2,288	2,642
	4,108	2,288	(11,927)
Deferred
Federal	0	0	2,459
State	0	0	1,052
Foreign	0	701	0
	0	701	3,511
Provision (benefit) for income taxes	$4,108	$2,989	$(8,416)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax loss as a result of the following:

	2004	2003	2002
Statutory U.S. federal tax rate	35.0%	(35.0)%	(35.0)%
Repatriation of foreign earnings, net of American Jobs Creation Act benefit	29.3	0.0	0.0
Valuation allowance	(47.3)	32.8	6.0
Nondeductible goodwill write-off	6.9	0.0	0.0
Foreign taxes, net	0.0	1.0	8.1
State taxes, net	0.0	0.0	(3.0)
Other, net	3.1	10.1	4.9
Effective tax rate	27.0%	8.9%	(19.0)%

Federal income taxes are provided on earnings of foreign subsidiaries except to the extent that such earnings are expected to be indefinitely reinvested abroad.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2004 and 2003, are as follows (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforward	$15,107	$16,855
Pension	6,850	7,363
Employee benefits and related costs	2,018	3,859
Allowance for bad debts	1,684	1,670
EPA reserve	1,320	1,497
Warranty	697	602
Inventory	0	1,164
Other	3,024	6,826
Gross deferred tax assets	30,700	39,836
Less valuation allowance	(12,381)	(19,493)
Deferred tax assets	18,319	20,343

Deferred tax liabilities:
Fixed assets	(17,587)	(20,343)
Foreign deferred gain	(2,453)	(2,453)
Inventory	(732)	0
Deferred tax liabilities	(20,772)	(22,796)

Net deferred tax liability	$(2,453)	$(2,453)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded income tax expense of $4.1 million and $3.0 million and an income tax benefit of $8.4 million for the years ended December 31, 2004, 2003, and 2002, respectively.   As a result of several years of previous losses, the Company had reserved its net deferred tax asset position, consistent with the Company’s accounting policies. As a result of anticipated utilization of a net operating loss carryforward in connection with its 2004 Federal income tax filing, the Company reduced the valuation allowance related to its net deferred tax asset position by $7.1 million. The remaining net operating loss carryforward of approximately $38 million expires in 2023.

American Jobs Creation Act of 2004

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law by the President of the United States of America. This legislation will result in sweeping revisions to the U.S. Internal Revenue Code and related regulations. The Act provides for a number of changes including providing taxpayers with an opportunity to repatriate foreign-source income in the U.S. if such repatriated income is invested in the U.S. under a properly approved domestic reinvestment plan. Provisions of the Act are complex and far-reaching and their full impact on the Company will not be known until after specific IRS regulations addressing these changes have been published and reviewed. However, based on a preliminary review, the repatriation provisions of this Act will benefit the Company with reduced 2005 tax rates and payments.

Prior to the passage of the Act, the Company had estimated a $15 million reduction to the valuation allowance related to its net deferred tax asset position. The reduction in this estimate to $7.1 million was due to the repatriation, under the provisions of the Act, of foreign earnings associated with the sale of Titan Europe. This repatriation under the Act will allow the Company to pay a current tax rate of 5.25% on the repatriated foreign earnings rather than utilizing net operating loss carryforwards.

22.	Employee benefit plans

Pension plans
The Company has a frozen defined benefit pension plan covering certain employees of Titan Tire Corporation. The Company also has a frozen contributory defined benefit pension plan covering certain former eligible bargaining employees of its Walcott, Iowa, facility. Additionally, the Company maintains a contributory defined benefit plan that covered former eligible bargaining employees of Dico, Inc. This Dico plan purchased a final annuity settlement contract in October 2002. The Company’s policy is to fund pension costs as required by law, which is consistent with the funding requirements of federal laws and regulations.

The Company’s defined benefit plans have been aggregated in the following table. Included in the December 31, 2004 presentation, are the Titan Tire and Walcott plans, which have a projected benefit obligation and accumulated benefit obligation of $75.7 million, exceeding the fair value of plan assets of $57.5 million at December 31, 2004. At December 31, 2003, these plans had a projected benefit obligation and accumulated benefit obligation of $74.8 million, exceeding the fair value of plan assets of $50.4 million. The projected benefit obligation and the accumulated benefit obligation are the same amount since the Plans are frozen and there are no future compensation levels to factor into the obligations. The Company absolved itself from the liabilities associated with the Dico plan with the purchase of a final annuity settlement contract in October 2002. Therefore, the plan no longer maintains a projected or accumulated benefit obligation. The fair value of the Dico plan assets was $0.5 million at December 31, 2004, 2003 and 2002.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheet of the defined benefit pension plans as of December 31, 2004 and 2003 (in thousands):

Change in benefit obligation:	2004	2003
Benefit obligation at beginning of year	$74,814	$73,347
Interest cost	4,465	4,617
Actuarial losses	3,340	3,695
Benefits paid	(6,871)	(6,764)
Effect of curtailment	0	(81)
Benefit obligation at end of year	$75,748	$74,814

Change in plan assets:
Fair value of plan assets at beginning of year	$50,938	$44,584
Actual return on plan assets	5,690	6,948
Employer contributions	8,228	6,152
Benefits paid	(6,871)	(6,746)
Fair value of plan assets at end of year	$57,985	$50,938

Reconciliation of funded status:
Benefit obligation more than plan assets	$(17,763)	$(23,876)
Unrecognized prior service cost	1,985	2,121
Unrecognized net loss	28,933	28,495
Unrecognized deferred tax liability	(393)	(450)
Net amount recognized within the consolidated balance sheet	$12,762	$6,290

	2004	2003
Amounts recognized in consolidated balance sheet:
Prepaid benefit cost	$470	$465
Intangible asset	1,985	2,121
Accrued benefit costs	(18,232)	(24,341)
Accumulated other comprehensive loss	28,539	28,045
Net amount recognized within the consolidated balance sheet	$12,762	$6,290

Included in the consolidated balance sheets at December 31, 2004 and 2003, are the after tax minimum pension liabilities for the unfunded pension plans of $18.6 million and $23.1 million, respectively.

The weighted-average assumptions used in the actuarial computation that derived the benefit obligations at December 31 were as follows:	2004	2003
Discount rate	5.75%	6.25%
Expected long-term return on plan assets	8.50%	8.50%

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the components of net periodic pension cost for the plans, settlement cost and the assumptions used in the measurement of the Company’s benefit obligation for years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Components of net periodic pension cost:
Interest cost	$4,465	$4,617	$5,156
Assumed return on assets	(4,394)	(3,481)	(4,851)
Amortization of unrecognized prior service cost	136	144	120
Amortization of unrecognized deferred taxes	(56)	(59)	(63)
Amortization of net unrecognized loss	1,609	1,590	328

Net periodic pension cost	$1,760	$2,811	$690

Settlement cost	$0	$0	$294

Recognition of prior service cost	$0	$112	$0

The weighted-average assumptions used in the actuarial computation that derived net periodic pension cost for the year ended December 31, were as follows:	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%
Expected long-term return on plan assets	8.50%	8.50%	8.50%

The allocation of the fair value of plan assets was as follows:
	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2004	2003	2005
U.S. equities (a)	64%	60%	44% - 80%
Fixed income	26%	28%	20% - 40%
Cash and cash equivalents	8%	11%	0% - 20%
International equities (a)	2%	1%	0% - 16%
	100%	100%

(a)	Total equities may not exceed 80% of total plan assets.

The Company invests in a diversified portfolio consisting of an array of asset classes in an attempt to maximize returns while minimizing volatility. These asset classes include U.S. equities, fixed income, cash and cash equivalents, and international equities. The investment objectives are to provide for the growth and preservation of plan assets on a long-term basis through investments in: (i) investment grade securities that provide investment returns that meet or exceed the Standard & Poor’s 500 Index and (ii) investment grade fixed income securities that provide investment returns that meet or exceed Lehman Government / Corporate Index. The U.S. equities asset category included the Company’s common stock in the amount of $4.2 million (seven percent of total plan assets) and $1.2 million (two percent of total plan assets) at December 31, 2004 and 2003, respectively. The increase was attributed to the significant rise (approximately 393%) in the Company’s stock price during 2004.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The long-term rate of return for plan assets is determined using a weighted-average of long-term historical returns on cash and cash equivalents, fixed income securities, and equity securities considering the anticipated investment allocation within the plans. The expected return on plan assets is anticipated to be 8.5% over the long-term. This rate assumes historical returns of 10% for equities and 7% for fixed income securities using the plans’ target allocation percentages. Professional investment firms, none of which are Company employees, manage the plan assets.

Although the 2005 minimum pension funding calculations are not finalized, the Company estimates those funding requirements will be approximately $5 million.

Projected benefit payments from the plans as of December 31, 2004, are estimated as follows (in thousands):

2005	$6,566
2006	6,483
2007	6,305
2008	6,192
2009	6,067
2010-2014	28,555

401(k)
The Company sponsors four 401(k) retirement savings plans. One plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement. Formerly, Titan provided a 50% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan. This contribution was discontinued in November 2003. Beginning in July of 2004, Titan provides a 25% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan. A second plan is for employees covered by a collective bargaining arrangement at Titan Tire Corporation and does not include a Company matching contribution. Employees are fully vested with respect to their contributions. There was no treasury stock issued or expense recorded for the 401(k) plan in 2004 as the Company used forfeited shares within the plan to satisfy matching contributions. The Company issued 623,938 shares and 182,248 shares of treasury stock in connection with these 401(k) plans during 2003 and 2002, respectively. Expenses to the Company related to these 401(k) plans were $0.6 million and $0.8 million in 2003 and 2002, respectively.

Previously, the Company adopted 401(k) plans for the employees of Titan Tire Corporation of Texas and the employees of Titan Tire Corporation of Natchez. These plans relate to the idled facilities in Brownsville, Texas, and Natchez, Mississippi. The matching contributions on these 401(k) plans were discontinued in November 2003. Expenses for the Company’s matching contribution were $0.0 million, $0.1 million, and $0.1 million for 2004, 2003 and 2002, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	Stock option plans

Stock Incentive Plan - The Company adopted the 1993 Stock Incentive Plan (the Plan) to provide grants of stock options as a means of attracting and retaining qualified employees for the Company. Currently, there will be no additional issuance of stock options under this plan as it has expired. However, with stockholder approval, the plan may be extended and additional options may be made available. Options previously granted are now fully vested and expire 10 years from the grant date.

Non-Employee Director Stock Option Plan - The Company adopted the 1994 Non-Employee Director Stock Option Plan (the Director Plan) to provide for grants of stock options as a means of attracting and retaining qualified independent directors for the Company. Currently, there will be no additional issuance of stock options under this plan as it has expired. However, with stockholder approval, the plan may be extended and additional options may be made available. Options previously granted are now fully vested and expire 10 years from the grant date.

The following is a summary of activity in the stock option plans for 2002, 2003 and 2004:

	Shares Subject to Option	Weighted- Average Exercise Price
Outstanding, January 1, 2002	1,010,530	$11.58

Granted	36,000	5.34
Canceled	(21,930)	11.12

Outstanding, December 31, 2002	1,024,600	11.37

Granted	0	- (a	)
Canceled	(75,950)	12.40

Outstanding, December 31, 2003	948,650	11.29

Granted	0	- (a	)
Exercised	(23,570)	8.00
Canceled/Expired	(122,690)	12.16

Outstanding, December 31, 2004	802,390	$11.25

(a)	The Company granted no options during 2004 or 2003.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options outstanding and exercisable as of December 31, 2004, were as follows:

		Options Outstanding		Options Exercisable
	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
Price Range	Contractual Life	Options	Exercise Price	Options	Exercise Price
$ 4.54-$ 6.69	6.3 Years	144,000	$5.55	144,000	$5.55
$ 8.00-$ 9.50	4.2 Years	209,240	$8.39	209,240	$8.39
$11.11-$12.75	1.3 Years	233,340	$11.99	233,340	$11.99
$16.00-$18.00	2.1 Years	215,810	$17.03	215,810	$17.03

		802,390	$11.25	802,390	$11.25

The Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. No stock-based compensation expense was recorded during 2004, 2003, or 2002. The Company granted no options during 2004 or 2003.

The fair value of each option used for disclosure requirements of SFAS No. 133 is calculated at the time of issue using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002:
	2004 (a)	2003 (a)	2002 (a)
Stock price volatility	n/a	n/a	51%
Risk-free interest rate	n/a	n/a	4.8%
Expected life of options	n/a	n/a	6 years
Dividend yield	n/a	n/a	.52%

(a)	The Company granted no options during 2004 or 2003 and the weighted-average fair value of options granted during 2002 was $2.77 per stock option.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	Lease commitments

The Company leases certain buildings and equipment under operating leases, including a lease for the building in Brownsville, Texas. The Brownsville, Texas, lease has been renewed until September 2005. Titan also maintains a purchase option for the one million square foot building that would be approximately $12.9 million depending on the exercise date and other items. Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company. Total rental expense was $2.9 million, $5.0 million, and $6.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, future minimum rental commitments under noncancellable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

2005	$2,257
2006	1,138
2007	807
2008	241
2009	12
Thereafter	0
Total future minimum lease payments	$4,455

25.	Litigation

The Company is a party to routine legal proceedings arising out of the normal course of business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes at this time that none of these actions, individually or in the aggregate, will have a material adverse affect on the financial condition or results of operations of the Company. However, due to the difficult nature of predicting future legal claims, the Company cannot anticipate or predict the material adverse effect on its operations, cash flows or financial condition as a result of efforts to comply with or its liabilities pertaining to legal judgments. The Dyneer court case continues on appeal in the California State Court.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	Concentration of credit risk

Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction, and consumer markets represented 22% of the Company’s consolidated revenues for the year ended December 31, 2004, and 14% for the year ended 2003. Net sales to CNH Global N.V. in Titan’s three markets represented 11% and 12% of the Company’s consolidated revenues for the years ended December 31, 2004 and 2003, respectively. No other customer accounted for more than 10% of Titan’s net sales in 2004 or 2003.

27.	Related party transactions

The Company sells products and pays commissions to companies controlled by persons related to the Chief Executive Officer of the Company. During 2004, 2003 and 2002, sales of Titan product to these companies were approximately $4.6 million, $6.5 million and, $7.6 million, respectively. On sales referred to Titan from these manufacturing representative companies, commissions were approximately $1.5 million, $1.2 million, and $1.1 million during 2004, 2003 and 2002, respectively. These sales and commissions were made in ordinary course of business and were made on terms no less favorable to Titan than comparable sales and commissions to unaffiliated third parties. At December 31, 2004 and 2003, Titan had trade receivables of $1.4 million and $1.9 million due from these companies, respectively.

28.	Segment and geographical information

The Company has aggregated its operating units into reportable segments based on its three customer markets: agricultural, earthmoving/construction and consumer. These segments are based on the management approach, which is the internal organization used by management in making operating decisions and assessing performance. The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” Sales between segments are priced at certain margins over the cost to manufacture and all intersegment revenues are eliminated in consolidation. Segment external revenues, expenses and income from operations are determined on the basis of the results of operations of operating units of manufacturing facilities. Segment assets are generally determined on the basis of the tangible assets located at such operating units’ manufacturing facilities and the intangible assets associated with the acquisitions of such operating units. However, certain operating units’ goodwill and property, plant and equipment balances are carried at the corporate level.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Titan is organized primarily on the basis of products being included in three marketing segments, with each reportable segment including wheels, tires and wheel/tire assemblies.

The table below presents information about certain revenues and expenses, income (loss) from operations and segment assets used by the chief operating decision maker of the Company as of and for the years ended December 31, 2004, 2003, and 2002 (in thousands):

2004	Agricultural	Earthmoving/ Construction	Consumer	Reconciling Items		Consolidated Totals
Revenues from external customers	$316,235	$160,297	$34,039	$0		$510,571
Intersegment revenues	49,905	25,454	2,722	0		78,081
Depreciation & amortization	12,084	6,980	1,585	4,258 (a	)	24,907
Income (loss) from operations	38,585	16,627	1,891	(23,781 (b	))	33,322
Total assets	173,335	78,116	17,211	85,504 (c	)	354,166
Capital expenditures	2,493	1,417	185	233 (d	)	4,328

2003
Revenues from external customers	$288,545	$169,087	$34,040	$0		$491,672
Intersegment revenues (e)	66,216	34,158	6,106	0		106,480
Depreciation & amortization	15,680	9,850	1,917	4,830 (a	)	32,277
Income (loss) from operations	4,908	4,030	(297)	(24,861 (b	))	(16,220)
Total assets	246,138	144,580	27,130	105,236 (c	)	523,084
Capital expenditures	8,701	5,195	421	247 (d	)	14,564

2002
Revenues from external customers	$278,266	$144,725	$39,829	$0		$462,820
Intersegment revenues	160,257	58,648	24,309	0		243,214
Depreciation & amortization	16,566	9,630	2,513	4,913 (a	)	33,622
Income (loss) from operations	8,121	3,106	45	(25,358 (b	))	(14,086)
Total assets	258,704	138,811	37,199	97,285 (c	)	531,999
Capital expenditures	5,535	3,159	537	528 (d	)	9,759

(a)	Represents depreciation expense related to property, plant and equipment carried at the corporate level.

(b)	Represents corporate expenses including those referred to in (a).

(c)	Represents property, plant and equipment and goodwill related to certain acquisitions and other corporate assets.

(d)	Represents corporate capital expenditures.

(e)	Intersegment revenues declined in 2003 due to the closure of certain Company facilities.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information by geographic area as of and for the years ended December 31, 2004, 2003, and 2002 (in thousands):

2004	United States	Italy	Other Countries	Consolidated Totals
Revenues from external customers	$461,125	$29,584	$19,862	$510,571

Intersegment revenues	74,030	1,930	2,121	78,081

Long-lived assets (a)	92,346	0	0	92,346

2003
Revenues from external customers	$347,948	$88,613	$55,111	$491,672

Intersegment revenues (b)	98,192	2,005	6,283	106,480

Long-lived assets (c)	97,163	34,967	25,175	157,305

2002
Revenues from external customers	$343,452	$67,385	$51,983	$462,820

Intersegment revenues	235,819	1,444	5,951	243,214

Long-lived assets	151,778	29,060	23,541	204,379

(a)	Idled assets marketed for sale in the amount of $31.2 million are not included in the 2004 long-lived assets.

(b)	Intersegment revenues declined in 2003 due to the closure of certain Company facilities.

(c)	Assets held for sale in the amount of $37.8 million are not included in the 2003 long-lived assts.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29.	Earnings per share

Earnings (loss) per share for 2004, 2003 and 2002, are as follows (amounts in thousands, except share and per share data):

2004	Net income (loss)	Weighted- average shares		Per share amount
Basic earnings per share	$11,107	17,798,483		$.62

Effect of stock options	0	75,247
Effect of convertible notes	2,137	3,700,669

Diluted earnings per share	$13,244	21,574,399		$.61

2003
Basic and diluted loss per share	$(36,657)	20,983,814(a	)	$(1.75)

2002
Basic and diluted loss per share	$(35,877)	20,791,020(b	)	$(1.73)

(a)	The option price exceeded the average market price during the year; therefore, there was no stock option effect.

(b)	Effect of stock options has not been included as they were anti-dilutive. Outstanding stock options excluded during 2002 amounted to 2,679 shares.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30.	Supplementary Data - Quarterly financial information (unaudited)

(All amounts in thousands, except per share data)
Quarter ended	March 31		June 30	September 30		December 31		Year ended December 31

2004
Net sales	$166,976		$121,188	$116,487		$105,920		$510,571
Gross profit	27,293		21,316	17,801		13,090		79,500
Net income (loss)	5,276 (b	)	5,643	1,481 (c	)	(1,293) (d	)	11,107
Per share amounts: (a)
Basic	.25 (b	)	.32	.09 (c	)	(.08) (d	)	.62
Diluted	.25 (b	)	.32	.09 (c	)	(.08) (d	)	.61

2003
Net sales	$128,984		$131,001	$111,218		$120,469		$491,672
Gross profit	10,395		6,071	5,297		7,940		29,703
Net (loss) income	(5,878)		(8,187)	(13,382) (e	)	(9,210)		(36,657)
Per share amounts:
Basic	(.28)		(.39)	(.64) (e	)	(.44)		(1.75)
Diluted	(.28)		(.39)	(.64) (e	)	(.44)		(1.75)

(a)	As a result of the large variances in the 2004 outstanding share balances, the year-end per share amounts do not agree to the sum of the four quarters.

(b)	Goodwill impairment on Titan Europe of $3.0 million included in the quarter ended March 31, 2004.

(c)	Debt termination expense of $3.7 million included in the quarter ended September 30, 2004.

(d)
Depreciation expense on idled assets marketed for sale of $5.3 million included in the quarter ended December 31, 2004. No depreciation expense was recorded on idled assets marketed for sale in the first three quarters of 2004 in accordance with SFAS No. 144.

(e)	Loss on investment of $2.7 million included in the quarter ended September 30, 2003.

TITAN INTERNATIONAL, INC.

SCHEDULE II - VALUATION RESERVES

Description	Balance at beginning of year	Additions to costs and expenses	Deductions	Balance at end of year

Year ended December 31, 2004

Reserve deducted in the balance sheet from the assets to which it applies

Allowance for doubtful accounts	$5,331,000	$1,698,000	$(2,770,000) (a )	$4,259,000

Year ended December 31, 2003

Reserve deducted in the balance sheet from the assets to which it applies

Allowance for doubtful accounts	$3,172,000	$3,327,000	$(1,168,000)	$5,331,000

Year ended December 31, 2002

Reserve deducted in the balance sheet from the assets to which it applies

Allowance for doubtful accounts	$3,523,000	$497,000	$(848,000)	$3,172,000

(a)	Deduction of $2.8 million in 2004 includes a $1.0 million effect from the April 2004 sale of Titan Europe.

S-1