Form 10-Q
period 2005-03-31
TITAN INTERNATIONAL INC
filed 2005-04-27
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-12936

TITAN INTERNATIONAL, INC.

(Exact name of Registrant as specified in its Charter)
Illinois	36-3228472
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	April 26, 2005

Common stock, no par value per share	16,369,104

TITAN INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations for the Three Months Ended March 31, 2005 and 2004	1

	Consolidated Condensed Balance Sheets as of March 31, 2005, and December 31, 2004	2

	Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	3

	Notes to Consolidated Condensed Financial Statements	4-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II.	Other Information

Item 6.	Exhibits	25

	Signatures	26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended
	March 31,
	2005	2004

Net sales	$136,129	$166,976
Cost of sales	112,048	139,683
Gross profit	24,081	27,293
Selling, general & administrative expenses	8,427	11,712
Research and development expenses	183	822
Idled assets marketed for sale depreciation	1,346	0
Goodwill impairment on Titan Europe	0	2,988
Income from operations	14,125	11,771
Interest expense	(2,589)	(5,150)
Equity income from unconsolidated affiliate	1,192	0
Other (expense) income	(282)	46
Income before income taxes	12,446	6,667
Provision for income taxes	1,245	1,391
Net income	$11,201	$5,276
Income per common share:
Basic	$.68	$.25
Diluted	.51	.25
Average common shares outstanding:
Basic	16,352	21,197
Diluted	25,071	21,197

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	March 31,	December 31,
Assets	2005	2004
Current assets
Cash and cash equivalents	$1,245	$1,130
Accounts receivable (net allowance of $4,689 and $4,259, respectively)	73,244	52,781
Inventories	84,507	84,658
Deferred income taxes	6,711	6,711
Prepaid and other current assets	8,462	9,388
Total current assets	174,169	154,668

Property, plant and equipment, net	77,736	80,644
Idled assets marketed for sale	29,833	31,245
Investment in unconsolidated affiliate	30,484	30,040
Restricted cash deposits	24,500	24,500
Goodwill	11,702	11,702
Other assets	20,578	21,367

Total assets	$369,002	$354,166

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt (including current portion of long-term debt)	$199	$217
Accounts payable	34,182	26,733
Other current liabilities	16,537	12,820
Total current liabilities	50,918	39,770

Long-term debt	163,247	169,688
Deferred income taxes	9,164	9,164
Other long-term liabilities	27,977	28,663
Total liabilities	251,306	247,285

Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized, 27,555,081 issued)	27	27
Additional paid-in capital	203,360	203,239
Retained earnings	32,504	21,385
Treasury stock (at cost, 11,192,655 and 11,228,655 shares, respectively)	(100,881)	(101,204)
Accumulated other comprehensive loss	(17,314)	(16,566)
Total stockholders’ equity	117,696	106,881

Total liabilities and stockholders’ equity	$369,002	$354,166

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three months ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$11,201	$5,276
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,462	6,735
Goodwill impairment	0	2,988
(Increase) decrease in current assets:
Accounts receivable	(20,463)	(24,734)
Inventories	151	3,317
Prepaid and other current assets	926	539
Increase in current liabilities:
Accounts payable	7,449	14,598
Other current liabilities	3,717	9,155
Other, net	(1,484)	(831)
Net cash provided by operating activities	6,959	17,043

Cash flows from investing activities:
Capital expenditures, net	(712)	(3,012)
Other	9	157
Net cash used for investing activities	(703)	(2,855)

Cash flows from financing activities:
Payment on revolving credit facility, net	(6,400)	0
Payment on debt	(59)	(2,181)
Proceeds from borrowings	0	348
Proceeds from exercise of stock options	400	0
Dividends paid	(82)	(106)
Net cash used for financing activities	(6,141)	(1,939)

Effect of exchange rate changes on cash	0	(216)

Net increase in cash and cash equivalents	115	12,033

Cash and cash equivalents at beginning of period	1,130	6,556

Cash and cash equivalents at end of period	$1,245	$18,589

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1. Accounting policies

In the opinion of Titan International, Inc. (“Titan” or the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary to present fairly the Company’s financial position as of March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.

Accounting policies have continued without significant change and are described in the Summary of Significant Accounting Policies contained in the Company’s 2004 Annual Report on Form 10-K. These interim financial statements have been prepared pursuant to the Securities and Exchange Commission’s rules for Form 10-Q’s and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K. Details in those notes have not changed significantly, except as a result of normal interim transactions and certain matters discussed hereafter.

Equity compensation plans

The Company has two expired equity compensation plans, which are described in Note 23 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2004. The Company applies the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. The Company granted no stock options under the expired plans during the first quarter of 2005 or 2004 and no stock-based compensation expense was required to be recorded. For the first quarter of 2005 and 2004, the total stock-based compensation expense as determined under the fair value method for all awards, net of related tax effects, was computed to be zero. All prior grants became fully vested in 2002.

Proposed 2005 Equity incentive plan

The Board of Directors of the Company has proposed adopting the Titan International, Inc. 2005 Equity Incentive Plan (the “Incentive Plan”) to be voted on at the May 19, 2005, annual meeting of stockholders. If approved, a total of 2.1 million shares of common stock would be reserved for issuance under the incentive plan. Directors, employees, consultants, and service providers of the Company or any of its affiliates would be eligible to receive awards under the incentive plan.

Note 2. Titan Europe sale

On April 7, 2004, Titan Luxembourg Sarl, a wholly-owned European subsidiary of the Company, sold 70% of the common stock of Titan Europe to the public on the AIM market in London. Titan Luxembourg is the largest single stockholder in Titan Europe Plc, retaining a 29.3% interest on March 31, 2005. Titan Luxembourg’s proceeds from the sale of Titan Europe shares were approximately $62 million, before fees and expenses of approximately $2.8 million. The Company recorded cash receipts of $50 million and a five-year note receivable of $9.2 million from the newly created European public company, Titan Europe Plc.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

In the first quarter of 2004, Titan recognized a $3.0 million goodwill impairment on the pending sale of Titan Europe in accordance with the Company’s goodwill impairment policy. Net proceeds from the sale of Titan Europe were used to reduce the Company’s debt balances and $15.0 million of the proceeds were used to purchase the shares of Titan International common stock (approximately 4.9 million shares) held by Citicorp Venture Capital, Ltd.

The Company is accounting for its interest in Titan Europe Plc as an equity investment subsequent to the sale of a 70% interest in April 2004. Titan recognized equity income on its investment in Titan Europe Plc of $1.2 million in the first quarter of 2005. The carrying value of the Company’s equity investment in Titan Europe Plc was $30.5 million at March 31, 2005. Prior to the sale in April 2004, Titan Europe was consolidated in the Company’s financial statements.

Below is a summary of Titan Europe results included in the Company’s historical results (in thousands):

	Three months ended March 31,
	2005		2004
Net sales	$0	(a)	$49,446
Gross profit	0	(a)	8,272
Income from operations	0	(a)	420

Equity income from Titan Europe Plc	1,192		n/a

(a)	These items are no longer included in the consolidated financial statements due to the April 2004 sale of Titan Europe.

Note 3. Inventories

Inventories consisted of the following (in thousands):
	March 31,	December 31,
	2005	2004
Raw materials	$40,364	$27,984
Work-in-process	12,517	13,439
Finished goods	37,429	51,054
	90,310	92,477
LIFO reserve	(5,803)	(7,819)
	$84,507	$84,658

Inventories were $84.5 million and $84.7 million at March 31, 2005, and December 31, 2004, respectively. The LIFO reserve changed primarily as a result of price fluctuations within the composition of LIFO inventory layers. Included in the inventory balances at March 31, 2005, and December 31, 2004, were reserves for slow-moving and obsolete inventory of $2.8 million on both dates.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 4. Property, plant and equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Land and improvements	$2,003	$2,003
Buildings and improvements	34,426	34,426
Machinery and equipment	162,299	161,859
Tools, dies and molds	48,834	48,714
Construction-in-process	777	508
	248,339	247,510
Less accumulated depreciation	(170,603)	(166,866)
	$77,736	$80,644

Property, plant and equipment, net was $77.7 million and $80.6 million at March 31, 2005, and December 31, 2004, respectively. The property, plant and equipment balances do not include idled assets marketed for sale of $29.8 million at March 31, 2005, and $31.2 million at December 31, 2004.

Note 5. Idled assets marketed for sale

Idled assets marketed for sale consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Carrying value of idled assets	$29,833	$31,245

In December 2003, the Company’s management and Board of Directors approved the sale of certain operating assets with a carrying value of $37.8 million at December 31, 2003. With the sales process extending more than 12 months, the remaining idled assets were depreciated during the fourth quarter of 2004 in accordance with SFAS No. 144 and reclassified to noncurrent.

Depreciation on these idled assets was $1.3 million for the three months ended March 31, 2005. During the first quarter of 2005, approximately $0.1 million of idled assets were sold or placed back into service. The idled assets marketed for sale balance at March 31, 2005, was $29.8 million. Included in the March 31, 2005, balance are land and buildings at the Company’s idle facilities in Walcott, Iowa, and Greenwood, South Carolina, totaling $4.5 million. Machinery and equipment located at the Company’s idle facilities in Brownsville, Texas, and Natchez, Mississippi, totaling $25.3 million are also included in idled assets marketed for sale at March 31, 2005. With the assistance of independent appraisals, the Company has concluded that the fair market values of the machinery and equipment at these facilities exceed their respective carrying values. The Company has had inquiries regarding these assets and will continue the marketed for sale process in 2005.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 6. Investment in unconsolidated affiliate

Investment in unconsolidated affiliate consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Investment in Titan Europe Plc	$30,484	$30,040

The Company is accounting for its interest in Titan Europe Plc as an equity investment subsequent to the sale of a 70% interest in April 2004. Titan recognized equity income on its investment in Titan Europe Plc of $1.2 million in the three months ended March 31, 2005. The carrying value of the Company’s equity investment in Titan Europe Plc was $30.5 million at March 31, 2005, as compared to $30.0 million at December 31, 2004. Titan Europe Plc is publicly traded on the AIM market in London. Based on the AIM quoted price of Titan Europe Plc, the market value of the Company’s shares was $38.8 million at March 31, 2005. Prior to the sale in April 2004, Titan Europe was consolidated in the Company’s financial statements.

Note 7. Restricted cash deposits

The Company had restricted cash of $24.5 million at March 31, 2005, and December 31, 2004. The restricted cash of $24.5 million is on deposit for a court appeal.

Note 8. Goodwill

Goodwill reflects accumulated amortization of $2.9 million at March 31, 2005, and December 31, 2004. Goodwill amortization was ceased in January 2002, pursuant to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142.

The carrying amount of goodwill by segment consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Agricultural segment	$6,912	$6,912
Earthmoving/construction segment	3,552	3,552
Consumer segment	1,238	1,238
	$11,702	$11,702

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. There can be no assurance that future goodwill tests will not result in a charge to earnings.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 9. Long-term debt

Long-term debt consisted of the following (in thousands):
	March 31,	December 31,
	2005	2004
Senior unsecured convertible notes	$115,000	$115,000
Revolving credit facility	38,000	44,400
Industrial revenue bonds and other	10,446	10,505
	163,446	169,905
Less: Amounts due within one year	199	217
	$163,247	$169,688

Aggregate maturities of long-term debt at March 31, 2005, were as follows (in thousands):
April 1 - December 31, 2005	$159
2006	123
2007	38,098
2008	566
2009	115,000
2010	9,500
$163,446

Senior unsecured convertible notes

The $115 million of 5.25% senior unsecured convertible notes are due 2009. These notes are convertible into shares of the Company’s stock at any time on or before maturity at a conversion rate of 74.0741 shares per $1,000 principal amount of notes ($13.50 per common share), subject to adjustment. This conversion rate would convert all of the notes into approximately 8.5 million shares of the Company’s common stock.

Revolving credit facility

The Company’s $100 million revolving credit facility with agents LaSalle Bank National Association and General Electric Capital Corporation has a 2007 termination date and is collateralized by a first priority security interest in certain assets of Titan and its domestic subsidiaries. The borrowings under the facility bear interest at a floating rate of either prime rate plus 1.5% or LIBOR plus 3.0%. The facility contains certain financial covenants and other customary affirmative and negative covenants.

Industrial revenue bonds and other

Other debt primarily consists of industrial revenue bonds, loans from local and state entities, and other long-term notes. Maturity dates on this debt range from one to five years and interest rates ranged from 1% to 4%.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 10. Warranty costs

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
	2005	2004
Warranty liability, January 1	$1,762	$1,508
Provision for warranty liabilities	590	616
Warranty payments made	(405)	(486)
Warranty liability, March 31	$1,947	$1,638

Note 11. Employee benefit plans

The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002. The components of net periodic pension cost consisted of the following (in thousands):

	Three months ended March 31,
	2005	2004
Interest cost	$1,039	$1,116
Expected return on assets	(1,202)	(1,098)
Amortization of unrecognized prior service cost	34	34
Amortization of unrecognized deferred taxes	(14)	(14)
Amortization of net unrecognized loss	439	402
Net periodic pension cost	$296	$440

During the first quarter of 2005, the Company contributed $0.9 million to the frozen defined benefit pension plans. The Company expects to contribute approximately $2.9 million to the pension plans during the remainder of 2005.

Note 12. Lease commitments

The Company leases certain buildings and equipment under operating leases, including a lease for a building in Brownsville, Texas. The Brownsville building lease has been renewed until September 2005. Titan maintains a purchase option for the one million square foot building that would be approximately $12.9 million depending on the exercise date and other items. The Company is currently evaluating lease and purchase options regarding the Brownsville building. In addition, certain other lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

At March 31, 2005, future minimum commitments under noncancellable operating leases with initial or remaining terms of one year were as follows (in thousands):

April 1 - December 31, 2005	$1,894
2006	1,185
2007	834
2008	281
2009	52
Thereafter	60
$4,306

Note 13. Segment information

The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three months ended March 31, 2005 and 2004 (in thousands):

	Revenues		Income (loss)
Three months ended	from external	Intersegment	from
March 31, 2005	customers	revenues	operations
Agricultural	$89,459	$15,698	$13,668
Earthmoving/construction	39,141	7,012	6,138
Consumer	7,529	927	855
Reconciling items (a)	0	0	(6,536)
Consolidated totals	$136,129	$23,637	$14,125

Three months ended
March 31, 2004
Agricultural	$103,306	$17,368	$12,713
Earthmoving/construction	53,389	8,716	3,969
Consumer	10,281	1,239	886
Reconciling items (a)	0	0	(5,797)
Consolidated totals	$166,976	$27,323	$11,771

(a)Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment carried at the corporate level.

Assets by segment were as follows (in thousands):

	March 31,	December 31,
Total assets	2005	2004
Agricultural segment	$192,146	$173,335
Earthmoving/construction segment	89,412	78,116
Consumer segment	17,138	17,211
Reconciling items (a)	70,306	85,504
Consolidated totals	$369,002	$354,166

(a)	Represents property, plant and equipment, goodwill and other corporate assets.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 14. Income taxes

The Company recorded income tax expense of $1.2 million and $1.4 million for the quarters ended March 31, 2005 and 2004, respectively.  The Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income primarily as a result of the valuation allowance recorded against the Company’s domestic net deferred tax asset balance. As a result of previous losses, the Company had reserved its net deferred tax asset position, consistent with the Company’s accounting policies. As the Company records current income, this reserve against the deferred tax asset will be released on a pro rata basis, based on the estimated taxable income for 2005. The Company expects the valuation allowance to be fully released during 2005. Based on the Company’s estimated year-end pre-tax income, the Company provided for income taxes at a 10% effective rate for the quarter ending March 31, 2005. The Company will continue to evaluate the estimated effective rate throughout 2005 and revise as estimates or circumstances change.

Note 15. Earnings per Share

Earnings per share are as follows (amounts in thousands, except per share data):

	Three months ended,
	March 31, 2005			March 31, 2004
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$11,201	16,352	$.68	$5,276	21,197	$.25
Effect of stock options	0	200		0	0
Effect of convertible notes	1,526	8,519		0	0
Diluted EPS	$12,727	25,071	$.51	$5,276	21,197	$.25

The effect of stock options with exercise prices that were greater than the average market price of the Company’s common shares have been excluded, as the effect would have been antidilutive.

Note 16. Comprehensive income

Comprehensive income, which included net income of $11.2 million and the effect of foreign currency translation adjustments of $(0.7) million, totaled $10.5 million for the first quarter of 2005, compared to $5.1 million in the first quarter of 2004, which included net income of $5.3 million and the effect of currency translation adjustments of $(0.2) million.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 17. New accounting standards

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

Statement of Financial Accounting Standards Number 123(R)

In December 2004, SFAS No. 123, “Share-Based Payment,” was revised. This revised statement will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. Statement 123 (revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. This statement is effective for annual periods beginning after June 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

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

The Company recorded sales of $136.1 million for the first quarter of 2005. First quarter 2004 sales were $117.5 million excluding those of Titan Europe, which was sold in April 2004, while total 2004 first quarter net sales were $167.0 million. The $18.6 million improvement, or 15.8%, in sales excluding Titan Europe was attributed to continued strong demand in the agricultural and earthmoving/construction markets.

Titan’s net income was $11.2 million for the quarter, compared to $5.3 million in 2004. Basic earnings per share were $.68 in 2005, compared to $.25 in 2004. The 2005 net income and earnings improvement related to strong sales, higher profit margins, no goodwill impairment charge, and reduced interest expense.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Titan Europe Sale

On April 7, 2004, Titan Luxembourg Sarl, a wholly-owned European subsidiary of the Company, sold 70% of the common stock of Titan Europe to the public on the AIM market in London. Titan Luxembourg is the largest single stockholder in Titan Europe Plc, retaining a 29.3% interest on March 31, 2005. Titan Luxembourg’s proceeds from the sale of Titan Europe Plc shares were approximately $62 million, before fees and expenses of approximately $2.8 million. The Company recorded cash receipts of $50 million and a five-year note receivable of $9.2 million from the newly created European public company, Titan Europe Plc.

In the first quarter of 2004, Titan recognized a $3.0 million goodwill impairment on the pending sale of Titan Europe in accordance with the Company’s goodwill impairment policy. Net proceeds from the sale of Titan Europe were used to reduce the Company’s debt balances and $15.0 million of the proceeds were used to purchase the shares of Titan International common stock (approximately 4.9 million shares) held by Citicorp Venture Capital, Ltd.

The Company is accounting for its interest in Titan Europe Plc as an equity investment subsequent to the sale of a 70% interest in April 2004. Titan recognized equity income on its investment in Titan Europe Plc of $1.2 million in the first quarter of 2005. The carrying value of the Company’s equity investment in Titan Europe Plc was $30.5 million at March 31, 2005. Based on the AIM quoted price of Titan Europe Plc, the market value of the Company’s shares was $38.8 million at March 31, 2005. Prior to the sale in April 2004, Titan Europe was consolidated in the Company’s financial statements.

Below is a summary of the Titan Europe results included in the Company’s historical results (in millions):

	Three months ended March 31,
	2005		2004
Net sales	$0.0	(a)	$49.4
Gross profit	0.0	(a)	8.3
Income from operations	0.0	(a)	0.4

Equity income from Titan Europe Plc	1.2		n/a

(a)	These items are no longer included in the consolidated financial statements due to the April 2004 sale of Titan Europe.

Recent Developments

Agreement to Purchase the Assets of Goodyear’s North American Farm Tire Business

Titan Tire Corporation, a subsidiary of the Company, entered into a definitive agreement to purchase the assets of The Goodyear Tire & Rubber Company’s North American farm tire business on February 28, 2005. The closing is subject to government, regulatory and union approvals. The Hart-Scott-Rodino filings were made with the Federal Trade Commission and the mandatory waiting period has expired with no further requests for information and the parties are free to consummate the transaction. The completion of the acquisition is also subject to an agreement being reached with the United Steelworkers Union for the Goodyear facility in Freeport, Illinois, and those negotiations are ongoing. At the closing, Titan will purchase the assets of Goodyear’s farm tire business for approximately $100 million and the transaction is anticipated to close during the second quarter of 2005.

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

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 47% of inventories and the first-in, first-out (FIFO) method for approximately 53% of inventories. Market value is estimated based on current selling prices. Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price based on historical experience. Should this experience change, adjustments to the estimated provisions would be necessary.

Impairment of Goodwill

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. The Company had goodwill of $11.7 million at March 31, 2005. Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment. Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

Impairment of Fixed Assets

The Company reviews fixed assets to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. Impairment losses are measured as the excess of the carrying value of the asset over the discounted expected future cash flows, or the fair value of the asset. The Company had idled assets marketed for sale of $29.8 million at March 31, 2005. With the assistance of independent appraisals, the Company has concluded that the fair market values of the machinery and equipment at these facilities exceed their respective carrying values. Significant assumptions relating to future operations must be made when estimating future cash flows. Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Retirement Benefit Obligations

Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002. During the first quarter of 2005, the Company contributed $0.9 million to its frozen pension plans. The Company expects to contribute approximately $2.9 million to these frozen defined benefit pension plans during the remainder of 2005. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 22 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2004.

Valuation of Investments Accounted for Under the Equity Method

The Company assesses the carrying value of its equity investments whenever events and circumstances indicate that the carrying value may not be recoverable. The Company had an unconsolidated equity investment in Titan Europe Plc of $30.5 million at March 31, 2005. Titan Europe Plc is publicly traded on the AIM market in London. Based on the AIM quoted price of Titan Europe Plc, the market value of the Company’s shares was $38.8 million at March 31, 2005. Should unforeseen events occur or investment trends change significantly, impairment losses could occur.

Results of Operations

The following table provides highlights for the three months ended March 31, 2005, compared to 2004 (amounts in millions, except per share data):
	Three months ended March 31,
	2005	2004
Net sales	$136.1	$167.0
Gross profit	24.1	27.3
Gross margin	17.7%	16.3%

Income from operations	$14.1	$11.8

Net income	11.2	5.3
Basic earnings per share	.68	.25
Diluted earnings per share	.51	.25

The following is a summary of the Titan Europe results included in the historical results of the Company for the three months ended March 31, 2005 compared to 2004 (amounts in millions):

	Three months ended March 31,
	2005		2004
Net sales	$0.0	(a)	$49.4
Gross profit	0.0	(a)	8.3
Gross margin	n/a		16.7%

Income from operations	$0.0	(a)	$0.4

(a) These items are no longer included in the consolidated financial statements due to the April 2004 sale of Titan Europe.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net Sales

Net sales for the quarter ended March 31, 2005, were $136.1 million. First quarter 2004 sales were $117.5 million excluding those of Titan Europe, which was sold in April 2004, while total 2004 first quarter net sales were $167.0 million. The $18.6 million improvement, or 15.8%, in sales excluding Titan Europe was attributed to continued strong demand in both the agricultural market, which was $10.5 million higher and the earthmoving/construction market, which was up $9.2 million. However, the consumer market was lower by $1.1 million when comparing first quarter 2005 to first quarter 2004.

Cost of Sales

Cost of sales was $112.0 million for the first quarter of 2005, compared to $139.7 million in 2004. Gross profit for the first quarter of 2005 was $24.1 million or 17.7% of net sales, compared to $27.3 million or 16.3% of net sales for the first quarter of 2004. The majority of the 1.4% improvement in the Company’s gross profit percentage was attributed to efficiencies related to strong sales volume during the quarter in the agricultural and earthmoving/construction markets.

Administrative Expenses

Selling, general and administrative (SG&A) and research and development (R&D) expenses for the first quarter of 2005 were $8.6 million or 6.3% of net sales, compared to $12.5 million or 7.5% of net sales for 2004. Titan Europe SG&A and R&D expenses for the quarter ended March 31, 2004, was $4.9 million. The comparison of administrative expense, excluding Titan Europe, as a percentage of net sales was 6.3% and 6.5% for the first quarter of 2005 and 2004, respectively. The Company continues its initiative to control administrative costs.

Idled Assets Marketed for Sale

The Company’s income from operations has been affected by the depreciation associated with the idled assets marketed for sale. The idled assets balance at March 31, 2005, was $29.8 million. Included in the current balance are land and buildings at the Company’s idle facilities in Walcott, Iowa, and Greenwood, South Carolina, totaling $4.5 million. Machinery and equipment located at the Company’s idle facilities in Brownsville, Texas, and Natchez, Mississippi, totaling $25.3 million are also included in idled assets at March 31, 2005. Depreciation related to the idled assets totaled $1.3 million for the quarter ended March 31, 2005, and Titan will continue to depreciate these idled assets while the marketed for sale process continues.

Income from Operations

Income from operations for the first quarter of 2005 was $14.1 million or 10.4% of net sales, compared to $11.8 million or 7.0% in 2004. Titan recognized a $3.0 million goodwill impairment in the first quarter of 2004 on the pending sale of Titan Europe in accordance with the Company’s goodwill impairment policy. In comparison, the 2005 income from operations benefited by $3.0 million due to no impairment charge.

Interest Expense

Interest expense was $2.6 million for the first quarter of 2005, compared to $5.2 million in 2004. The reduced interest expense was due to lower average interest rates and debt balances. The primary transactions that reduced interest expense in the first quarter of 2005 were the reduction of debt balances from the proceeds of the April 2004 Titan Europe sale and the July 2004 sale of 5.25% senior unsecured convertible notes of $115 million. The proceeds of the convertible notes were applied toward the redemption of all the Company’s 8.75% senior subordinated notes of approximately $137 million.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income Taxes

The Company recorded income tax expense of $1.2 million and $1.4 million for the quarters ended March 31, 2005 and 2004, respectively.  The Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income primarily as a result of the valuation allowance recorded against the Company’s domestic net deferred tax asset balance. As a result of previous losses, the Company had reserved its net deferred tax asset position, consistent with the Company’s accounting policies.

Net Income

Net income for the first quarter of 2005 was $11.2 million compared to $5.3 million in 2004. Basic earnings per share was $.68 for the first quarter of 2005 compared to $.25 in 2004. Diluted earnings per share was $.51 for the first quarter of 2005 compared to $.25 in 2004. As detailed above, the substantial net income and earnings per share improvement related to strong sales, higher profit margins, no goodwill impairment charge, and lower interest expense.

Agricultural Segment Results

Net sales in the agricultural market were $89.5 million for the first quarter of 2005. Excluding Titan Europe sales, net sales in the agricultural market for the quarter ended March 31, 2004, were $79.0 million while total 2004 first quarter agricultural market net sales were $103.3 million. Agricultural market net sales increased as a result of continued increased demand from the Company’s customers. Income from operations in the agricultural market was $13.7 million for the first quarter of 2005 as compared to $12.7 million for the first quarter of 2004. The increase in income from operations in the agricultural market was attributed to efficiencies gained from higher production levels.

Earthmoving/Construction Segment Results

The Company’s earthmoving/construction market net sales were $39.1 million for the first quarter of 2005. Excluding Titan Europe sales, net sales in the earthmoving/construction market for the quarter ended March 31, 2004, were $29.9 million while total 2004 first quarter earthmoving/construction net sales were $53.4 million. Earthmoving/construction market net sales increased as a result of a substantial increase in demand from customers. Income from operations in the earthmoving/construction market was $6.1 million for the first quarter of 2005 versus $4.0 million in 2004. The increase in income from operations in the earthmoving/construction market was due to robust and efficiencies gained by operating at higher production levels.

Consumer Segment Results

Consumer market net sales were $7.5 million for the first quarter of 2005. Excluding Titan Europe sales, net sales in the consumer market for the quarter ended March 31, 2004, were $8.6 million while total 2004 first quarter consumer market net sales were $10.3 million. Consumer market income from operations was $0.9 million for the first quarter of both 2005 and 2004. Although consumer market net sales were lower, income from operations remained the same, as a result of Titan’s efforts to enhance efficiencies and focus on the Company’s higher margin consumer products.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Corporate Expenses

Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $6.5 million for the first quarter of 2005 as compared to $5.8 million for the first quarter of 2004. The increase in corporate expenses related primarily to higher professional fees.

Foreign Subsidiaries Sales

In April 2004, the foreign subsidiary, Titan Europe, was sold and is no longer consolidated with the Company. Therefore, there were no foreign subsidiary sales for the first quarter of 2005. Net sales at foreign subsidiaries were $49.4 million for the first quarter of 2004.

Titan Europe Segment Results

The following is a summary of the Titan Europe results included in the historical results of the Company for the quarter ended March 31, 2004 (in millions):

2004	Agricultural	Earthmoving/ Construction	Consumer	Reconciling Items		Consolidated Totals
Revenues from external customers	$24.3	$23.4	$1.7	$0.0		$49.4
Income (loss) from operations	0.8	0.5	(0.1)	(0.8	) (a)	0.4

(a)	Represents corporate expenses.

Market Risk Sensitive Instruments

The Company’s risks related to foreign currencies, commodity prices and interest rates are consistent with those for 2004. For more information, see the “Market Risk Sensitive Instruments” discussion in the Company’s Form 10-K for the fiscal year ended December 31, 2004.

Liquidity and Capital Resources

Cash Flows

As of March 31, 2005, the Company had $1.2 million of unrestricted cash deposited within various bank accounts. The unrestricted cash balance increased by $0.1 million from December 31, 2004, due to the cash flow items discussed in the following paragraphs.

Operating cash flows: In the first quarter of 2005, positive cash flows from operating activities of $7.0 million resulted primarily from net income of $11.2 million, depreciation and amortization of $5.5 million, and increases in accounts payable of $7.4 million, offset by accounts receivable increases of $20.5 million. In comparison, for the first quarter of 2004, positive cash flows from operating activities of $17.0 million resulted primarily from net income of $5.3 million, depreciation and amortization of $6.7 million, increases in accounts payable of $14.6 million, and increases in other current liabilities of $9.2 million, offset by accounts receivable increases of $24.7 million. The increase in receivables in both years was primarily due to a seasonal increase in sales volume in the first quarter when compared to the fourth quarter. The increase in accounts payable resulted from this same seasonal increase.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Investing cash flows: The Company invested $0.7 million in capital expenditures in the first quarter of 2005, compared to $3.0 million in the first quarter of 2004. The expenditures represent various equipment purchases and improvements to enhance production capabilities. The Company estimates that its total capital expenditures for 2005 could range up to $8 million.

Financing cash flows: In the three months ended March 31, 2005, cash of $6.1 million was used for financing activities. This use of cash was primarily the result of net revolver payment of $6.4 million. In comparison, in the first quarter of 2004, cash of $1.9 million was used for financing activities, primarily the result of net long-term debt payment of $1.8 million.

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

The Company is in compliance with these covenants and restrictions as of March 31, 2005. The Company’s adjusted minimum book value of accounts receivable and inventory is required to be equal to or greater than $75 million and the Company computed it to be $149.1 million at March 31, 2005. The adjusted collateral coverage is required to be equal to or greater than 1.50 times the outstanding revolver balance and was calculated to be 4.53 times this balance at March 31, 2005. The fixed charge coverage ratio must be equal to or greater than a 1.0 to 1.0 ratio if the 30-day average of the outstanding revolver balance exceeds $75 million. This covenant did not apply for the quarter ended March 31, 2005. The outstanding revolver balance was $48.9 million at March 31, 2005, including borrowings of $38.0 million and letters of credit of $10.9 million.

Other Issues

The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances. Historically, the Company tends to experience higher sales demand in the first and second quarters.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity Outlook

At March 31, 2005, the Company had unrestricted cash and cash equivalents of $1.2 million and $51.1 million of unused availability under the terms of its revolving credit facility. The availability under the Company’s $100 million revolving credit facility is reduced by $38.0 million of borrowings and $10.9 million for outstanding letters of credit. At March 31, 2005, the Company had $29.8 million of idled assets marketed for sale. The Company had scheduled debt principal payments amounting to $0.2 million due for the remainder of 2005. Titan expects to contribute approximately $2.9 million to its frozen defined benefit pension plans during the remainder of 2005.

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

Titan Tire Corporation, a subsidiary of the Company, entered into a definitive agreement to purchase the assets of The Goodyear Tire & Rubber Company’s North American farm tire business on February 28, 2005. The closing is subject to certain conditions. At the closing, Titan will purchase the assets of Goodyear’s farm tire business for approximately $100 million and the transaction is anticipated to close during the second quarter of 2005. Titan plans to raise debt and/or equity financing to assist in funding the Goodyear transaction.

Market Conditions and Outlook

In 2004, the Company benefited from increased demand for its products. This demand was driven by the increase in production of new agricultural and earthmoving/construction vehicles that use the Company’s products. This increased demand has continued into the first quarter of 2005. Many of the Company’s customers continue to have positive outlooks for the remainder of 2005. During 2004 and the first quarter of 2005, the Company was able to offset higher raw material costs with certain price increases. Higher sales levels along with facility consolidations have allowed Titan to manufacture its products in a more efficient operating environment. Given these facts, the Company is optimistic that it will continue to show improved results as compared to the last several years. However, if the increased demand seen in 2004 and the first quarter of 2005 subsides, the Company’s operating results may deteriorate. Many of Titan’s overhead expenses are fixed; therefore seasonal trends may cause fluctuations in quarterly profit margins and affect the financial condition of the Company.

Agricultural Market Outlook

Agricultural market sales are expected to remain at an elevated level through 2005. If the Goodyear farm tire transaction is consummated in the second quarter of 2005, Titan expects its agricultural market sales to increase substantially going forward. The healthy farm economy has supported an upturn in the sale of agricultural equipment. Farm income has remained high as a result of bumper crops and increasing use of grain-based ethanol and soybean-based biodiesel fuel. Many variables, including weather, export markets, and future government policies and payments can greatly influence the overall health of the agricultural economy.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Earthmoving/Construction Market Outlook

Sales for the earthmoving/construction market are expected to continue their strong trend through 2005. Replacement demand from rental firms and contractors is expected to continue. Mining sales are expected to be strong as the result of high commodity prices. Products supplied to the U.S. government, included in this segment, are also expected to remain strong. The earthmoving/construction segment is affected by many variables including road construction, infrastructure and housing starts. Many of these items are very sensitive to interest rate fluctuations.

Consumer Market Outlook

The consumer market may continue to be slightly lower for the remainder of 2005 as compared to 2004. The all-terrain vehicle (ATV) wheel and tire market is expected to offer future growth opportunities for Titan. Looking forward, Titan is exploring the option of re-entering the high-end lawn and garden and golf markets. Many factors affect the consumer market including weather, competitive pricing, energy prices and consumer attitude.

Pensions

The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002. These plans are described in Note 22 of the Company’s Notes to Consolidated Financial Statements in the 2004 Form 10-K. The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. During the first quarter of 2005, the Company contributed $0.9 million to the frozen defined benefit pension plans. The Company expects to contribute approximately $2.9 million to these frozen defined benefit pension plans during the remainder of 2005.

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

Statement of Financial Accounting Standards Number 123(R)

In December 2004, SFAS No. 123, “Share-Based Payment,” was revised. This revised statement will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. Statement 123 (revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. This statement is effective for annual periods beginning after June 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the Company’s 2004 Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of the end of the period covered by this Form 10-Q based on an evaluation of the effectiveness of disclosure controls and procedures.

Changes in Internal Controls

There were no material changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

TITAN INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 6.  Exhibits

(a)	Exhibits

10
Asset purchase agreement by and among The Goodyear Tire & Rubber Company, Goodyear Canada Inc., Goodyear Servicos Comerciales de R.L. de C.V., The Kelly-Springfield Tire Corporation and Titan Tire Corporation

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	April 27, 2005	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
President and Chief Executive Officer

By:	/s/ KENT W. HACKAMACK
Kent W. Hackamack
Vice President of Finance and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)