Form 10-Q
period 2005-06-30
TITAN INTERNATIONAL INC
filed 2005-07-27
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: June 30, 2005

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
Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	July 26, 2005

Common stock, no par value per share	19,398,546

TITAN INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004	1

	Consolidated Condensed Balance Sheets as of June 30, 2005, and December 31, 2004	2

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004	3

	Notes to Consolidated Condensed Financial Statements	4-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

Part II.	Other Information

Item 1.	Legal Proceedings	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 6.	Exhibits	29

	Signatures	30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$134,709	$121,188	$270,838	$288,164
Cost of sales	112,207	99,872	224,255	239,555
Gross profit	22,502	21,316	46,583	48,609
Selling, general & administrative expenses	8,018	8,260	16,445	19,972
Research and development expenses	210	385	393	1,207
Idled assets marketed for sale depreciation	1,334	0	2,680	0
Goodwill impairment on Titan Europe	0	0	0	2,988
Income from operations	12,940	12,671	27,065	24,442
Interest expense	(2,353)	(4,615)	(4,942)	(9,765)
Noncash convertible debt conversion charge	(7,225)	0	(7,225)	0
Equity income from unconsolidated affiliate	846	788	2,038	788
Other (expense) income	(442)	88	(724)	134
Income before income taxes	3,766	8,932	16,212	15,599
(Benefit) provision for income taxes	(434)	3,289	811	4,680
Net income	$4,200	$5,643	$15,401	$10,919
Earnings per common share:
Basic	$.25	$.32	$.93	$.57
Diluted	.23	.32	.74	.57
Average common shares outstanding:
Basic	16,900	17,379	16,628	19,288
Diluted	25,186	17,436	25,128	19,317

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	June 30,	December 31,
Assets	2005	2004
Current assets
Cash and cash equivalents	$542	$1,130
Accounts receivable (net allowance of $4,980 and $4,259, respectively)	69,976	52,781
Inventories	78,678	84,658
Deferred income taxes	6,711	6,711
Prepaid and other current assets	9,418	9,388
Total current assets	165,325	154,668

Property, plant and equipment, net	75,572	80,644
Idled assets marketed for sale	28,165	31,245
Investment in unconsolidated affiliate	29,578	30,040
Restricted cash deposits	24,500	24,500
Goodwill	11,702	11,702
Other assets	19,178	21,367

Total assets	$354,020	$354,166

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt (including current portion of long-term debt)	$177	$217
Accounts payable	29,775	26,733
Other current liabilities	14,928	12,820
Total current liabilities	44,880	39,770

Long-term debt	110,911	169,688
Deferred income taxes	9,164	9,164
Other long-term liabilities	27,447	28,663
Total liabilities	192,402	247,285

Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized, 30,577,356 issued)	30	27
Additional paid-in capital	244,323	203,239
Retained earnings	36,607	21,385
Treasury stock (at cost, 11,185,977 and 11,228,655 shares, respectively)	(100,821)	(101,204)
Accumulated other comprehensive loss	(18,521)	(16,566)
Total stockholders’ equity	161,618	106,881

Total liabilities and stockholders’ equity	$354,020	$354,166

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$15,401	$10,919
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	10,915	11,349
Noncash convertible debt conversion charge	7,225	0
Goodwill impairment	0	2,988
(Increase) decrease in current assets:
Accounts receivable	(17,195)	(24,570)
Inventories	5,980	7,253
Prepaid and other current assets	(30)	(1,533)
Increase in current liabilities:
Accounts payable	3,042	6,856
Other current liabilities	2,906	10,439
Other, net	(1,755)	(3,014)
Net cash provided by operating activities	26,489	20,687

Cash flows from investing activities:
Capital expenditures, net	(1,929)	(3,441)
Proceeds from Titan Europe sale	0	49,984
Loan to Titan Europe Plc	0	(9,227)
Other	39	239
Net cash (used for) provided by investing activities	(1,890)	37,555

Cash flows from financing activities:
Payment on revolving credit facility, net	(24,900)	0
Payment on debt	(117)	(28,661)
Proceeds from borrowings	0	348
Proceeds from exercise of stock options	400	0
Repurchase of common stock	0	(15,000)
Payment of financing fees	(500)	0
Dividends paid	(164)	(212)
Other, net	94	(50)
Net cash used for financing activities	(25,187)	(43,575)

Effect of exchange rate changes on cash	0	(216)

Net (decrease) increase in cash and cash equivalents	(588)	14,451

Cash and cash equivalents at beginning of period	1,130	6,556

Cash and cash equivalents at end of period	$542	$21,007

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1. Accounting policies

In the opinion of Titan International, Inc. (“Titan” or the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary to present fairly the Company’s financial position as of June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004.

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

Stock-based compensation

The Company has two expired stock-based compensation plans, which are described in Note 23 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2004. On May 19, 2005, the stockholders approved the adoption of the Titan International, Inc. 2005 Equity Incentive Plan (the “Incentive Plan”). A total of 2.1 million shares of common stock are reserved for issuance under the incentive plan. Directors, employees, consultants, and service providers of the Company or any of its affiliates are eligible to receive awards under the incentive plan. The Company applies the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. No stock-based compensation expense has been recorded in the consolidated financial statements as any options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (amounts in thousands, except share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income - as reported	$4,200	$5,643	$15,401	$10,919
Deduct: Total stock-based compensation
expense determined under fair value method
for all awards, net of related tax effects	(262)	0	(262)	0
Pro forma net income	$3,938	$5,643	$15,139	$10,919

Earnings per share:
Basic - as reported	$.25	$.32	$.93	$.57
Basic - pro forma	.23	.32	.91	.57

Diluted - as reported	$.23	$.32	$.74	$.57
Diluted - pro forma	.22	.32	.73	.57

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 2. Titan Europe sale

On April 7, 2004, Titan Luxembourg Sarl, a wholly-owned European subsidiary of the Company, sold 70% of the common stock of Titan Europe to the public on the AIM market in London. Titan Luxembourg is the largest single stockholder in Titan Europe Plc, retaining a 29.3% interest on June 30, 2005. Titan Luxembourg’s proceeds from the sale of Titan Europe shares were approximately $62 million, before fees and expenses of approximately $2.8 million. The Company recorded cash receipts of $50 million and a five-year note receivable of $9.2 million from the newly created European public company, Titan Europe Plc.

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

The Company is accounting for its interest in Titan Europe Plc as an equity investment subsequent to the sale of a 70% interest in April 2004. Titan recognized equity income on its investment in Titan Europe Plc of $0.8 million and $2.0 million in the three and six months ended June 30, 2005. The carrying value of the Company’s equity investment in Titan Europe Plc was $29.6 million at June 30, 2005. Prior to the sale in April 2004, Titan Europe was consolidated in the Company’s financial statements.

Below is a summary of Titan Europe results included in the Company’s historical results (in thousands):

	Three months ended				Six months ended
	June 30,				June 30,
	2005		2004		2005		2004
Net sales	$0	(a)	$0	(a)	$0	(a)	$49,446
Gross profit	0	(a)	0	(a)	0	(a)	8,272
Income from operations	0	(a)	0	(a)	0	(a)	420

Equity income from Titan Europe Plc	846		788		2,038		788

(a)	These items are no longer included in the consolidated financial statements due to the April 2004 sale of Titan Europe.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 3. Inventories

Inventories consisted of the following (in thousands):
	June 30,	December 31,
	2005	2004
Raw materials	$38,861	$27,984
Work-in-process	8,992	13,439
Finished goods	36,828	51,054
	84,681	92,477
LIFO reserve	(6,003)	(7,819)
	$78,678	$84,658

Inventories were $78.7 million and $84.7 million at June 30, 2005, and December 31, 2004, respectively. The LIFO reserve changed primarily as a result of price fluctuations within the composition of LIFO inventory layers. Included in the inventory balances at June 30, 2005, and December 31, 2004, were reserves for slow-moving and obsolete inventory of $2.8 million on both dates.

Note 4. Property, plant and equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Land and improvements	$2,003	$2,003
Buildings and improvements	34,411	34,426
Machinery and equipment	163,110	161,859
Tools, dies and molds	48,834	48,714
Construction-in-process	1,589	508
	249,947	247,510
Less accumulated depreciation	(174,375)	(166,866)
	$75,572	$80,644

Property, plant and equipment, net was $75.6 million and $80.6 million at June 30, 2005, and December 31, 2004, respectively. The property, plant and equipment balances do not include idled assets marketed for sale of $28.2 million at June 30, 2005, and $31.2 million at December 31, 2004.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 5. Idled assets marketed for sale

Idled assets marketed for sale consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Carrying value of idled assets	$28,165	$31,245

In December 2003, the Company’s management and Board of Directors approved the sale of certain operating assets with a carrying value of $37.8 million at December 31, 2003. With the sales process extending more than 12 months, the remaining idled assets were depreciated during the fourth quarter of 2004 in accordance with SFAS No. 144 and reclassified to noncurrent.

Depreciation on these idled assets was $1.3 million and $2.7 million for the three and six months ended June 30, 2005. During the first half of 2005, approximately $0.4 million of idled assets were sold or placed back into service. The idled assets marketed for sale balance at June 30, 2005, was $28.2 million. Included in the June 30, 2005, balance are land and buildings at the Company’s idle facilities in Walcott, Iowa, and Greenwood, South Carolina, totaling $4.5 million. Machinery and equipment located at the Company’s idle facilities in Brownsville, Texas, and Natchez, Mississippi, totaling $23.7 million are also included in idled assets marketed for sale at June 30, 2005. With the assistance of independent appraisals, the Company has concluded that the fair market values of the machinery and equipment at these facilities exceed their respective carrying values. The Company has had inquiries regarding these assets and will continue the marketed for sale process in 2005.

Note 6. Investment in unconsolidated affiliate

Investment in unconsolidated affiliate consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Investment in Titan Europe Plc	$29,578	$30,040

The Company is accounting for its interest in Titan Europe Plc as an equity investment subsequent to the sale of a 70% interest in April 2004. Titan recognized equity income on its investment in Titan Europe Plc of $0.8 million and $2.0 million in the three and six months ended June 30, 2005. The carrying value of the Company’s equity investment in Titan Europe Plc was $29.6 million at June 30, 2005, as compared to $30.0 million at December 31, 2004. Dividends of $0.5 million were received from this investment in the first six months of 2005. Titan Europe Plc is publicly traded on the AIM market in London. Based on the AIM quoted price of Titan Europe Plc, the market value of the Company’s shares was $41.4 million at June 30, 2005. Prior to the sale in April 2004, Titan Europe was consolidated in the Company’s financial statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 7. Restricted cash deposits

The Company had restricted cash of $24.5 million at June 30, 2005, and December 31, 2004. The restricted cash of $24.5 million is on deposit for a court appeal.

Note 8. Goodwill

Goodwill reflects accumulated amortization of $2.9 million at June 30, 2005, and December 31, 2004. Goodwill amortization was ceased in January 2002, pursuant to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142.

The carrying amount of goodwill by segment consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Agricultural segment	$6,912	$6,912
Earthmoving/construction segment	3,552	3,552
Consumer segment	1,238	1,238
	$11,702	$11,702

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. There can be no assurance that future goodwill tests will not result in a charge to earnings.

Note 9. Long-term debt

Long-term debt consisted of the following (in thousands):
	June 30,	December 31,
	2005	2004
Senior unsecured convertible notes	$81,200	$115,000
Revolving credit facility	19,500	44,400
Industrial revenue bonds and other	10,388	10,505
	111,088	169,905

Less: Amounts due within one year	177	217
	$110,911	$169,688

Aggregate maturities of long-term debt at June 30, 2005, were as follows (in thousands):
July 1 - December 31, 2005	$101
2006	123
2007	19,598
2008	566
2009	81,200
Thereafter	9,500
$111,088

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Senior unsecured convertible notes

The $81.2 million of 5.25% senior unsecured convertible notes are due 2009. These notes are convertible into shares of the Company’s stock at any time on or before maturity at a conversion rate of 74.0741 shares per $1,000 principal amount of notes ($13.50 per common share), subject to adjustment. This conversion rate would convert all of the notes into approximately 6.0 million shares of the Company’s common stock. In June of 2005, Titan finalized a private transaction to exchange $33.8 million of the Company’s outstanding 5.25% senior unsecured convertible notes due 2009 for 3,022,275 shares of common stock as proposed to the Company by certain note holders.

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

Industrial revenue bonds and other

Other debt primarily consists of industrial revenue bonds, loans from local and state entities, and other long-term notes. Maturity dates on this debt range from one to five years and interest rates varied from 1% to 4%.

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
	2005	2004
Warranty liability, January 1	$1,762	$1,508
Provision for warranty liabilities	1,150	1,290
Warranty payments made	(946)	(1,071)
Warranty liability, June 30	$1,966	$1,727

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 11. Employee benefit plans

The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002. The components of net periodic pension cost consisted of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest cost	$1,039	$1,116	$2,078	$2,232
Expected return on assets	(1,202)	(1,098)	(2,404)	(2,196)
Amortization of unrecognized prior service cost	34	34	68	68
Amortization of unrecognized deferred taxes	(14)	(14)	(28)	(28)
Amortization of net unrecognized loss	439	402	878	804
Net periodic pension cost	$296	$440	$592	$880

During the six months ended June 30, 2005, the Company contributed $1.7 million to the frozen defined benefit pension plans. The Company expects to contribute approximately $2.1 million to the pension plans during the remainder of 2005.

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

At June 30, 2005, future minimum commitments under noncancellable operating leases with initial or remaining terms of one year were as follows (in thousands):

July 1 - December 31, 2005	$1,212
2006	1,321
2007	970
2008	417
2009	159
Thereafter	46
$4,125

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 13. Noncash convertible debt conversion charge

In June of 2005, Titan finalized a private transaction in which the Company issued 3,022,275 shares of common stock in exchange for the cancellation of $33.8 million principal amount of the Company’s outstanding 5.25% senior convertible notes due 2009, as proposed to the Company by certain note holders. The Company recognized a noncash charge of $7.2 million in connection with this exchange in accordance with Statement of Financial Accounting Standards (SFAS) No. 84, “Induced Conversions of Convertible Debt.” This charge does not reflect $0.8 million of interest previously accrued on the notes. The exchange resulted in an increase to additional paid-in capital of approximately $41.0 million.

Note 14. Income taxes

The Company recorded income tax expense of $0.8 million and $4.7 million for the six months ended June 30, 2005 and 2004, respectively.  The Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income primarily as a result of the valuation allowance recorded against the Company’s domestic net deferred tax asset balance. As a result of previous losses, the Company had reserved its net deferred tax asset position, consistent with the Company’s accounting policies. As the Company records current income, this reserve against the deferred tax asset will be released on a pro rata basis, based on the estimated taxable income for 2005. The Company expects the valuation allowance to be fully released during 2005. Based on the Company’s estimated year-end tax rate, the Company provided for income taxes at an effective rate of 5% for the six months ending June 30, 2005. This includes a $0.4 million income tax benefit for the three months ended June 30, 2005, as a result of the reduction in the Company’s estimated effective tax rate. The Company will continue to evaluate the estimated effective tax rate throughout 2005 and revise as estimates or circumstances change.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 15. Segment information

The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Revenues		Income (loss)
Three months ended	from external	Intersegment	from
June 30, 2005	customers	revenues	operations
Agricultural	$90,819	$10,889	$11,605
Earthmoving/construction	35,721	6,129	6,370
Consumer	8,169	507	701
Reconciling items (a)	0	0	(5,736)
Consolidated totals	$134,709	$17,525	$12,940 (b)

Three months ended
June 30, 2004
Agricultural	$79,826	$11,911	$12,950
Earthmoving/construction	33,662	5,137	4,856
Consumer	7,700	516	636
Reconciling items (a)	0	0	(5,771)
Consolidated totals	$121,188	$17,564	$12,671

	Revenues		Income (loss)
Six months ended	from external	Intersegment	from
June 30, 2005	customers	revenues	operations
Agricultural	$180,278	$26,587	$25,273
Earthmoving/construction	74,862	13,141	12,508
Consumer	15,698	1,434	1,556
Reconciling items (a)	0	0	(12,272)
Consolidated totals	$270,838	$41,162	$27,065 (c)

Six months ended
June 30, 2004
Agricultural	$183,132	$29,279	$25,663
Earthmoving/construction	87,051	13,853	8,825
Consumer	17,981	1,755	1,522
Reconciling items (a)	0	0	(11,568)
Consolidated totals	$288,164	$44,887	$24,442

(a)	Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment carried at the corporate level.
(b)	Income (loss) from operations includes $1.3 million in idled assets depreciation not reflected in 2004.
(c)	Income (loss) from operations includes $2.7 million in idled assets depreciation not reflected in 2004.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Assets by segment were as follows (in thousands):

	June 30,	December 31,
Total assets	2005	2004
Agricultural segment	$189,596	$173,335
Earthmoving/construction segment	77,703	78,116
Consumer segment	16,734	17,211
Reconciling items (a)	69,987	85,504
Consolidated totals	$354,020	$354,166

(a)	Represents property, plant and equipment, goodwill and other corporate assets.

Note 16. Earnings per Share

Earnings per share are as follows (amounts in thousands, except per share data):

	Three months ended,
	June 30, 2005			June 30, 2004
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$4,200	16,900	$.25	$5,643	17,379	$.32
Effect of stock options	0	207		0	57
Effect of convertible notes	1,614	8,079		0	0
Diluted EPS	$5,814	25,186	$.23	$5,643	17,436	$.32

	Six months ended,
	June 30, 2005			June 30, 2004
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$15,401	16,628	$.93	$10,919	19,288	$.57
Effect of stock options	0	203		0	29
Effect of convertible notes	3,140	8,297		0	0
Diluted EPS	$18,541	25,128	$.74	$10,919	19,317	$.57

The effect of stock options with exercise prices that were greater than the average market price of the Company’s common shares have been excluded, as the effect would have been antidilutive.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 17. Comprehensive income

Comprehensive income, which included net income of $4.2 million and the effect of foreign currency translation adjustments of $(1.2) million, totaled $3.0 million for the second quarter of 2005, compared to $3.4 million in the second quarter of 2004. Comprehensive income for the six months ended June 30, 2005 was $13.4 million, including net income of $15.4 million and the effect of foreign currency translations of $(2.0) million, compared to $8.5 million in 2004.

Note 18. New accounting standards

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

Statement of Financial Accounting Standards Number 154

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections,” was issued. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

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

The Company recorded sales of $134.7 million for the second quarter of 2005. Second quarter 2004 sales were $121.2 million. The $13.5 million, or 11.1%, improvement in sales was attributed to continued strong demand in the agricultural and earthmoving/construction markets. During second quarter 2005, the Company recognized a noncash charge of $7.2 million in connection with an exchange of $33.8 million principal amount of the Company’s outstanding 5.25% senior convertible notes due 2009 for newly issued shares of common stock. See “Convertible Note Conversion” on page 16. Titan’s net income including the debt charge was $4.2 million for the quarter, compared to $5.6 million in 2004. Basic earnings per share including the debt charge was $.25 in 2005, compared to $.32 in 2004.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Titan Europe Sale

On April 7, 2004, Titan Luxembourg Sarl, a wholly-owned European subsidiary of the Company, sold 70% of the common stock of Titan Europe to the public on the AIM market in London. Titan Luxembourg is the largest single stockholder in Titan Europe Plc, retaining a 29.3% interest on June 30, 2005. Titan Luxembourg’s proceeds from the sale of Titan Europe Plc shares were approximately $62 million, before fees and expenses of approximately $2.8 million. The Company recorded cash receipts of $50 million and a five-year note receivable of $9.2 million from the newly created European public company, Titan Europe Plc.

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

The Company is accounting for its interest in Titan Europe Plc as an equity investment subsequent to the sale of a 70% interest in April 2004. Titan recognized equity income on its investment in Titan Europe Plc of $0.8 million and $2.0 million in the three and six months ended June 30, 2005. The carrying value of the Company’s equity investment in Titan Europe Plc was $29.6 million at June 30, 2005. Based on the AIM quoted price of Titan Europe Plc, the market value of the Company’s shares was $41.4 million at June 30, 2005. Prior to the sale in April 2004, Titan Europe was consolidated in the Company’s financial statements.

Below is a summary of Titan Europe results included in the Company’s historical results (in thousands):

	Three months ended				Six months ended
	June 30,				June 30,
	2005		2004		2005		2004
Net sales	$0.0	(a)	$0.0	(a)	$0.0	(a)	$49.4
Gross profit	0.0	(a)	0.0	(a)	0.0	(a)	8.3
Income from operations	0.0	(a)	0.0	(a)	0.0	(a)	0.4

Equity income from Titan Europe Plc	0.8		0.8		2.0		0.8

(a)	These items are no longer included in the consolidated financial statements due to the April 2004 sale of Titan Europe.

Convertible Note Conversion

In June of 2005, Titan finalized a private transaction in which the Company issued 3,022,275 shares of common stock in exchange for the cancellation of $33.8 million principal amount of the Company’s outstanding 5.25% senior convertible notes due 2009, as proposed to the Company by certain note holders. The Company recognized a noncash charge of $7.2 million in connection with this exchange in accordance with Statement of Financial Accounting Standards (SFAS) No. 84, “Induced Conversions of Convertible Debt.”

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Recent Developments

Agreement to Purchase the Assets of Goodyear’s North American Farm Tire Business

Titan Tire Corporation, a subsidiary of the Company, entered into a definitive agreement to purchase the assets of The Goodyear Tire & Rubber Company’s North American farm tire business on February 28, 2005. The closing is subject to government, regulatory and union approvals. The Hart-Scott-Rodino filings were made with the Federal Trade Commission and the mandatory waiting period has expired with no further requests for information and the parties are free to consummate the transaction. The completion of the acquisition is also subject to an agreement being reached with the United Steelworkers of America (USWA) for the Goodyear facility in Freeport, Illinois. At the closing, Titan will purchase the assets of Goodyear’s farm tire business for approximately $100 million. The termination date of the agreement has been extended to September 1, 2005, and the transaction is anticipated to close during the third quarter of 2005.

Titan Tire Corporation received approval from the International leadership of the USWA to begin negotiations with USWA Local 745 in Freeport, Illinois, on July 26, 2005. A contract must be approved by the USWA membership in Freeport for the sale to Titan to be finalized.

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

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 48% of inventories and the first-in, first-out (FIFO) method for approximately 52% of inventories. Market value is estimated based on current selling prices. Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price based on historical experience. Should this experience change, adjustments to the estimated provisions would be necessary.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Impairment of Goodwill

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. The Company had goodwill of $11.7 million at June 30, 2005. Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment. Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

Impairment of Fixed Assets

The Company reviews fixed assets to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. Impairment losses are measured as the excess of the carrying value of the asset over the discounted expected future cash flows, or the fair value of the asset. The Company had idled assets marketed for sale of $28.2 million at June 30, 2005. With the assistance of independent appraisals, the Company has concluded that the fair market values of the machinery and equipment at these facilities exceed their respective carrying values. Significant assumptions relating to future operations must be made when estimating future cash flows. Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

Retirement Benefit Obligations

Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002. During the first half of 2005, the Company contributed $1.7 million to its frozen pension plans. The Company expects to contribute approximately $2.1 million to these frozen defined benefit pension plans during the remainder of 2005. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 22 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2004.

Valuation of Investments Accounted for Under the Equity Method

The Company assesses the carrying value of its equity investments whenever events and circumstances indicate that the carrying value may not be recoverable. The Company had an unconsolidated equity investment in Titan Europe Plc of $29.6 million at June 30, 2005. Titan Europe Plc is publicly traded on the AIM market in London. Based on the AIM quoted price of Titan Europe Plc, the market value of the Company’s shares was $41.4 million at June 30, 2005. Should unforeseen events occur or investment trends change significantly, impairment losses could occur.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

The following table provides highlights for the three and six months ended June 30, 2005, compared to 2004 (amounts in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$134.7	$121.2	$270.8	$288.2
Gross profit	22.5	21.3	46.6	48.6
as a percent of net sales	16.7%	17.6%	17.2%	16.9%

Income from operations	$12.9	$12.7	$27.1	$24.4

Noncash convertible debt conversion charge	7.2	0.0	7.2	0.0

Net income	4.2	5.6	15.4	10.9

Basic earnings per share	$.25	$.32	$.93	$.57
Diluted earnings per share	.23	.32	.74	.57

Net Sales

Net sales for the quarter ended June 30, 2005, were $134.7 million, compared to 2004 second quarter net sales of $121.2 million. The $13.5 million, or 11.1%, improvement in sales was attributed to continued strong demand in the agricultural and earthmoving/construction markets. The agricultural market was particularly strong with an improvement of $11.0 million. Net sales for the six months ended June 30, 2005, were $270.8 million, compared to 2004 net sales of $288.2 million. Net sales for the six months ended June 30, 2004, excluding those of Titan Europe, which was sold in April 2004, were $238.7 million.

Cost of Sales

Cost of sales were $112.2 and $224.3 million for the second quarter and for the six months ended June 30, 2005, as compared to $99.9 and $239.6 million in 2004. Gross profit for the second quarter of 2005 was $22.5 million or 16.7% of net sales, compared to $21.3 million or 17.6% of net sales for the second quarter of 2004. The lower margin in the quarter was primarily attributed to the Company’s ever-changing product mix. Gross profit for the six months ended June 30, 2005, was $46.6 million or 17.2% of net sales, compared to $48.6 million or 16.9% of net sales for 2004.

Administrative Expenses

Selling, general and administrative (SG&A) and research and development (R&D) expenses for the second quarter of 2005 were $8.2 million or 6.1% of net sales, compared to $8.6 million or 7.1% of net sales for 2004. Expenses for SG&A and R&D for the six months ended June 30, 2005, were $16.8 million or 6.2% of net sales, compared to $21.2 million or 7.3% of net sales in 2004. The Company continues its initiative to control administrative costs.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Idled Assets Marketed for Sale

The Company’s income from operations has been affected by the depreciation associated with the idled assets marketed for sale. The idled assets balance at June 30, 2005, was $28.2 million. Included in the current balance are land and buildings at the Company’s idle facilities in Walcott, Iowa, and Greenwood, South Carolina, totaling $4.5 million. Machinery and equipment located at the Company’s idle facilities in Brownsville, Texas, and Natchez, Mississippi, totaling $23.7 million are also included in idled assets at June 30, 2005. Depreciation related to the idled assets totaled $1.3 million and $2.7 million for the quarter and six months ended June 30, 2005, and Titan will continue to depreciate these idled assets while the marketed for sale process continues.

Income from Operations

Income from operations for the second quarter of 2005 was $12.9 million or 9.6% of net sales, compared to $12.7 million or 10.5% in 2004. Income from operations for the six months ended June 30, 2005, was $27.1 million or 10.0% of net sales, compared to $24.4 million or 8.5% in 2004. Titan recognized a $3.0 million goodwill impairment in the first quarter of 2004 on the pending sale of Titan Europe in accordance with the Company’s goodwill impairment policy. In comparison, the 2005 income from operations was negatively affected by idled assets depreciation of $1.3 and $2.7 million for three and six months ended June 30, 2005.

Interest Expense

Interest expense was $2.4 million and $4.9 million for the second quarter and for the six months ended June 30, 2005, respectively, compared to $4.6 million and $9.8 million in 2004. The reduced interest expense was due to lower average interest rates and debt balances. The primary transactions that reduced interest expense in the first half of 2005 were the reduction of debt balances from the proceeds of the April 2004 Titan Europe sale and the July 2004 sale of 5.25% senior unsecured convertible notes of $115 million. The proceeds of the convertible notes were applied toward the redemption of all the Company’s 8.75% senior subordinated notes of approximately $137 million. In June of 2005, convertible notes in the principal amount of $33.8 million were cancelled in exchange for the issuance of shares of common stock.

Noncash Convertible Debt Conversion Charge

In June of 2005, Titan finalized a private transaction in which the Company issued 3,022,275 shares of common stock in exchange for the cancellation of $33.8 million principal amount of the Company’s outstanding 5.25% senior convertible notes due 2009, as proposed to the Company by certain note holders. The Company recognized a noncash charge of $7.2 million in connection with this exchange in accordance with Statement of Financial Accounting Standards (SFAS) No. 84, “Induced Conversions of Convertible Debt.”

Income Taxes

The Company recorded income tax benefit of $0.4 million and income tax expense of $0.8 million for the second quarter and six months ended June 30, 2005, as compared to income tax expense of $3.3 and $4.7 million in 2004.  The Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income primarily as a result of the valuation allowance recorded against the Company’s domestic net deferred tax asset balance. As a result of previous losses, the Company had reserved its net deferred tax asset position, consistent with the Company’s accounting policies.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net Income

Net income for the second quarter and for the six months ended June 30, 2005, was $4.2 and $15.4 million, respectively, compared to $5.6 and $10.9 million in 2004. Basic earnings per share was $.25 and $.93 for the second quarter and for the six months ended June 30, 2005, compared to $.32 and $.57 in 2004. Diluted earnings per share was $.23 and $.74 for the second quarter and for the six months ended June 30, 2005, compared to $.32 and $.57 in 2004. The decreased net income and earnings per share were primarily a result of the $7.2 million noncash convertible debt conversion charge recorded in June 2005.

Agricultural Segment Results

Net sales in the agricultural market were $90.8 and $180.3 million for the second quarter and the six months ended June 30, 2005, as compared to $79.8 and $183.1 million in 2004. Excluding Titan Europe sales, net sales in the agricultural market for the six months ended June 30, 2004, were $158.9 million. Agricultural market net sales increased as a result of continued increased demand from the Company’s customers. Income from operations in the agricultural market was $11.6 and $25.3 million for the second quarter and the six months ended June 30, 2005, as compared to $13.0 and $25.7 million in 2004. The margins realized in the quarter and year to date results continue to be affected by the changing product mix.

Earthmoving/Construction Segment Results

The Company’s earthmoving/construction market net sales were $35.7 and $74.9 million for the second quarter and the six months ended June 30, 2005, as compared to $33.7 and $87.1 million for 2004. Excluding Titan Europe sales, net sales in the earthmoving/construction market for the six months ended June 30, 2004, were $63.6 million. Earthmoving/construction market net sales increased as a result of an increase in demand from customers. Income from operations in the earthmoving/construction market was $6.4 and $12.5 million for the second quarter and the six months ended June 30, 2005, versus $4.9 and $8.8 million in 2004. The increase in income from operations in the earthmoving/construction market was due to higher sales and efficiencies gained by operating at higher production levels.

Consumer Segment Results

Consumer market net sales were $8.2 and $15.7 million for the second quarter and the six months ended June 30, 2005, as compared to $7.7 and $18.0 million for 2004. Excluding Titan Europe sales, net sales in the consumer market for the six months ended June 30, 2004, were $16.3 million. Consumer market income from operations was $0.7 and $1.6 million for the second quarter and the six months ended June 30, 2005, as compared to $0.6 and $1.5 million in 2004. These results reflect a relatively stable consumer market for the Company sales and income from operations regarding our consumer products.

Corporate Expenses

Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $5.7 and $12.3 million for the second quarter and the six months ended June 30, 2005, respectively, as compared to $5.8 and $11.6 million for comparable periods in 2004.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Foreign Subsidiary Sales

In April 2004, the foreign subsidiary, Titan Europe, was sold and is no longer consolidated with the Company. Therefore, there were no foreign subsidiary sales for the first six months of 2005. Net sales at foreign subsidiaries were $49.4 million for the first six months of 2004.

Titan Europe Segment Results

The following is a summary of the Titan Europe results included in the historical results of the Company for the six months ended June 30, 2004 (in millions):

2004	Agricultural	Earthmoving/ Construction	Consumer	Reconciling Items		Consolidated Totals
Revenues from external Customers	$24.3	$23.4	$1.7	$0.0		$49.4
Income (loss) from operations	0.8	0.5	(0.1)	(0.8)	(a)	0.4

(a)	Represents corporate expenses.

Market Risk Sensitive Instruments

The Company’s risks related to foreign currencies, commodity prices and interest rates are consistent with those for 2004. For more information, see the “Market Risk Sensitive Instruments” discussion in the Company’s Form 10-K for the fiscal year ended December 31, 2004.

Liquidity and Capital Resources

Cash Flows

As of June 30, 2005, the Company had $0.5 million of unrestricted cash deposited within various bank accounts. The unrestricted cash balance decreased by $0.6 million from December 31, 2004, due to the cash flow items discussed in the following paragraphs.

Operating cash flows: In the first six months of 2005, positive cash flows from operating activities of $26.5 million resulted primarily from net income of $15.4 million, depreciation and amortization of $10.9 million, a noncash convertible debt conversion charge of $7.2 million, and inventory decreases of $6.0 million, offset by accounts receivable increases of $17.2 million. In comparison, in the first six months of 2004, positive cash flows from operating activities of $20.7 million resulted primarily from net income of $10.9 million and depreciation and amortization of $11.3 million. The increase in receivables in both years was primarily due to a seasonal increase in sales volume in the first and second quarters when compared to the fourth quarter.

Investing cash flows: The Company invested $1.9 million in capital expenditures in the first six months of 2005, compared to $3.4 million in the first six months of 2004. The expenditures represent various equipment purchases and improvements to enhance production capabilities. The Company estimates that its total capital expenditures for 2005 could range up to $8 million not including the possible Goodyear farm tire acquisition or the possible purchase of the Brownsville, Texas, building. In the first six months of 2004, the Company received net proceeds of $50.0 million on the sale of Titan Europe and recorded a $9.2 million note receivable from the newly created public company.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Financing cash flows: In the six months ended June 30, 2005, cash of $25.2 million was used for financing activities. This use of cash was primarily the result of a net revolver payment of $24.9 million. In comparison, in the first six months of 2004, cash of $43.6 million was used for financing activities, primarily the result of net long-term debt payment of $28.3 million and repurchase of common stock of $15.0 million.

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

The Company is in compliance with these covenants and restrictions as of June 30, 2005. The Company’s adjusted minimum book value of accounts receivable and inventory is required to be equal to or greater than $75 million and the Company computed it to be $131.8 million at June 30, 2005. The adjusted collateral coverage is required to be equal to or greater than 1.50 times the outstanding revolver balance and was calculated to be 7.00 times this balance at June 30, 2005. The fixed charge coverage ratio must be equal to or greater than a 1.0 to 1.0 ratio if the 30-day average of the outstanding revolver balance exceeds $75 million. This covenant did not apply for the quarter ended June 30, 2005. The outstanding revolver balance was $30.4 million at June 30, 2005, including borrowings of $19.5 million and letters of credit of $10.9 million.

Other Issues

The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances. Historically, the Company tends to experience higher sales demand in the first and second quarters.

Liquidity Outlook

At June 30, 2005, the Company had unrestricted cash and cash equivalents of $0.5 million and $69.6 million of unused availability under the terms of its revolving credit facility. The availability under the Company’s $100 million revolving credit facility is reduced by $19.5 million of borrowings and $10.9 million for outstanding letters of credit. At June 30, 2005, the Company had $28.2 million of idled assets marketed for sale. The Company has scheduled debt principal payments amounting to $0.1 million due for the remainder of 2005. Titan expects to contribute approximately $2.1 million to its frozen defined benefit pension plans during the remainder of 2005.

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

Titan Tire Corporation, a subsidiary of the Company, entered into a definitive agreement to purchase the assets of The Goodyear Tire & Rubber Company’s North American farm tire business on February 28, 2005. The closing is subject to government, regulatory and union approvals. At the closing, Titan will purchase the assets of Goodyear’s farm tire business for approximately $100 million. The termination date of the agreement has been extended to September 1, 2005, and the transaction is anticipated to close during the third quarter of 2005. Titan plans to increase its borrowing capacity under its revolving credit facility from up to $100 million to up to $200 million to assist in funding the Goodyear farm tire transaction.

Market Conditions and Outlook

In 2004, the Company benefited from increased demand for its products. This demand was driven by the increase in production of new agricultural and earthmoving/construction vehicles that use the Company’s products. This increased demand has continued into the first half of 2005. Many of the Company’s customers continue to have positive outlooks for the remainder of 2005. In 2004, the Company was able to offset higher raw material costs with certain price increases. During the first half of 2005, the Company continued to monitor raw material costs and associated product profit margins. Higher sales levels along with facility consolidations have allowed Titan to manufacture its products in a more efficient operating environment. Given these facts, the Company is optimistic that it will continue to show improved results as compared to the last several years. However, if the increased demand seen in 2004 and the first half of 2005 subsides, the Company’s operating results may deteriorate. Many of Titan’s overhead expenses are fixed, therefore seasonal trends may cause fluctuations in quarterly profit margins and affect the financial condition of the Company.

Agricultural Market Outlook

Agricultural market sales are expected to remain at an elevated level through 2005. If the Goodyear farm tire transaction is consummated in the third quarter of 2005, Titan expects its agricultural market sales to increase substantially going forward. The healthy farm economy has supported an upturn in the sale of agricultural equipment. Farm income has remained high as a result of bumper crops and increasing use of grain-based ethanol and soybean-based biodiesel fuel. Many variables, including weather, export markets, and future government policies and payments can greatly influence the overall health of the agricultural economy.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Consumer Market Outlook

The consumer market may continue to be stable to slightly lower for the remainder of 2005 as compared to 2004. The all-terrain vehicle (ATV) wheel and tire market is expected to offer future growth opportunities for Titan. Looking forward, Titan is exploring the option of re-entering the high-end lawn and garden and golf markets. Many factors affect the consumer market including weather, competitive pricing, energy prices and consumer attitude.

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

Statement of Financial Accounting Standards Number 154

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections,” was issued. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Pensions

The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002. These plans are described in Note 22 of the Company’s Notes to Consolidated Financial Statements in the 2004 Form 10-K. The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. During the six months ended June 30, 2005, the Company contributed $1.7 million to the frozen defined benefit pension plans. The Company expects to contribute approximately $2.1 million to these frozen defined benefit pension plans during the remainder of 2005.

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

TITAN INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Dyneer appeal was denied in June 2005. The Company has continued its appeal process and asked for reconsideration and will continue with available legal remedies.

As with all legal proceedings it is difficult to predict legal claims and the Company cannot anticipate or predict the material adverse effect on its operations, cash flows or financial condition as a result of efforts to comply with or its liabilities pertaining to legal judgments.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 19, 2005, for the purposes of electing three directors to serve for three-year terms, approving the Titan International, Inc. 2005 Equity Incentive Plan and ratifying the appointment of the independent registered public accounting firm.

The nominees for directors as listed in the proxy statement were elected with the following vote:

	Shares	Shares
	Voted For	Withheld
Richard M. Cashin Jr.	13,906,019	802,384
Albert J. Febbo	13,905,793	802,610
Mitchell I. Quain	13,906,467	801,936

The Titan International, Inc. 2005 Equity Incentive Plan was approved by the following vote:

Shares	Shares	Shares	Broker
Voted For	Against	Abstaining	Non Votes
8,995,103	1,299,772	7,500	4,406,028

The appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm was ratified by the following vote:

Shares	Shares	Shares
Voted For	Against	Abstaining
14,679,724	26,482	2,197

TITAN INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 6.  Exhibits

10
First amendment to asset purchase agreement dated as of February 28, 2005, by and among The Goodyear Tire & Rubber Company, Goodyear Canada Inc., Goodyear Servicios Comerciales, S. de R.L. de C.V., and The Kelly-Springfield Tire Corporation and Titan Tire Corporation dated as of June 29, 2005. (Incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on July 1, 2005.)

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	July 27, 2005	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ KENT W. HACKAMACK
Kent W. Hackamack
Vice President of Finance and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)