Form 10-Q
period 2005-09-30
TITAN INTERNATIONAL INC
filed 2005-10-27
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: September 30, 2005

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	October 26, 2005

Common stock, no par value per share	19,474,036

TITAN INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004	1

	Consolidated Condensed Balance Sheets as of September 30, 2005, and December 31, 2004	2

	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	3

	Notes to Consolidated Condensed Financial Statements	4-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

Part II.	Other Information

Item 1.	Legal Proceedings	30

Item 6.	Exhibits	30

	Signatures	31

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$102,712	$116,487	$373,550	$404,651
Cost of sales	91,739	98,686	315,994	338,241
Gross profit	10,973	17,801	57,556	66,410
Selling, general & administrative expenses	7,213	7,613	23,658	27,585
Research and development expenses	205	323	598	1,530
Idled assets marketed for sale depreciation	1,312	0	3,992	0
Goodwill impairment on Titan Europe	0	0	0	2,988
Income from operations	2,243	9,865	29,308	34,307
Interest expense	(1,781)	(3,833)	(6,723)	(13,598)
Noncash convertible debt conversion charge	0	0	(7,225)	0
Debt termination expense	0	(3,654)	0	(3,654)
Equity income (loss) from unconsolidated affiliate	322	(367)	2,360	421
Other (expense) income	(413)	105	(1,137)	239
Income before income taxes	371	2,116	16,583	17,715
(Benefit) provision for income taxes	(811)	635	0	5,315
Net income	$1,182	$1,481	$16,583	$12,400
Earnings per common share:
Basic	$.06	$.09	$.94	$.68
Diluted	.06	.09	.83	.65
Average common shares outstanding:
Basic	19,422	16,324	17,570	18,293
Diluted	19,617	16,426	25,298	20,429

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	September 30,	December 31,
Assets	2005	2004
Current assets
Cash and cash equivalents	$594	$1,130
Accounts receivable (net of allowance: $5,054 and $4,259, respectively)	56,553	52,781
Inventories	78,941	84,658
Deferred income taxes	6,711	6,711
Prepaid and other current assets	13,907	9,388
Total current assets	156,706	154,668

Property, plant and equipment, net	69,929	80,644
Idled assets marketed for sale	26,574	31,245
Investment in unconsolidated affiliate	28,855	30,040
Restricted cash deposits	24,500	24,500
Goodwill	11,702	11,702
Other assets	18,658	21,367

Total assets	$336,924	$354,166

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt (including current portion of long-term debt)	$141	$217
Accounts payable	22,773	26,733
Other current liabilities	13,659	12,820
Total current liabilities	36,573	39,770

Long-term debt	101,887	169,688
Deferred income taxes	9,164	9,164
Other long-term liabilities	26,320	28,663
Total liabilities	173,944	247,285

Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized, 30,577,356 issued)	30	27
Additional paid-in capital	244,577	203,239
Retained earnings	37,692	21,385
Treasury stock (at cost, 11,108,120 and 11,228,655 shares, respectively)	(100,122)	(101,204)
Accumulated other comprehensive loss	(19,197)	(16,566)
Total stockholders’ equity	162,980	106,881

Total liabilities and stockholders’ equity	$336,924	$354,166

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$16,583	$12,400
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	15,854	15,263
Noncash convertible debt conversion charge	7,225	0
Goodwill impairment	0	2,988
Unamortized deferred financing fees	0	1,486
(Increase) decrease in current assets:
Accounts receivable	(3,772)	(26,458)
Inventories	5,717	1,370
Prepaid and other current assets	(1,019)	(1,345)
Increase (decrease) in current liabilities:
Accounts payable	(3,960)	11,414
Other current liabilities	1,637	5,475
Other, net	(2,646)	(6,316)
Net cash provided by operating activities	35,619	16,277

Cash flows from investing activities:
Capital expenditures, net	(3,083)	(4,052)
Proceeds from Titan Europe sale	0	49,984
Loan to Titan Europe Plc	0	(9,227)
Other	388	373
Net cash (used for) provided by investing activities	(2,695)	37,078

Cash flows from financing activities:
Proceeds from borrowings	0	115,348
(Payments) proceeds on revolving credit facility, net	(33,900)	49,000
Payments of debt	(177)	(225,468)
Decrease in restricted cash deposits	0	24,609
Proceeds from exercise of stock options	1,185	0
Repurchase of common stock	0	(15,000)
Payment of financing fees	(500)	(4,788)
Dividends paid	(261)	(294)
Other, net	193	189
Net cash used for financing activities	(33,460)	(56,404)

Effect of exchange rate changes on cash	0	(216)

Net decrease in cash and cash equivalents	(536)	(3,265)

Cash and cash equivalents at beginning of period	1,130	6,556

Cash and cash equivalents at end of period	$594	$3,291

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1. Accounting policies

In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary to present fairly the Company’s financial position as of September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004.

Accounting policies have continued without significant change and are described in the Summary of Significant Accounting Policies contained in the Company’s 2004 Annual Report on Form 10-K. These interim financial statements have been prepared pursuant to the Securities and Exchange Commission’s rules for Form 10-Q’s and, therefore, certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K. Details in those notes have not changed significantly, except as a result of normal interim transactions and certain matters discussed hereafter.

Stock-based compensation

The Company has two expired stock-based compensation plans, which are described in Note 23 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2004. On May 19, 2005, the stockholders approved the adoption of the Titan International, Inc. 2005 Equity Incentive Plan (the “Incentive Plan”). A total of 2.1 million shares of common stock are reserved for issuance under the incentive plan. Directors, employees, consultants and service providers of the Company or any of its affiliates are eligible to receive awards under the incentive plan. The Company applies the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. No stock-based compensation expense has been recorded in the consolidated financial statements; any options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (amounts in thousands, except earnings per share data):
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income - as reported	$1,182	$1,481	$16,583	$12,400
Deduct: Total stock-based compensation
expense determined under fair value method
for all awards, net of related tax effects	(387)	0	(649)	0
Pro forma net income	$795	$1,481	$15,934	$12,400

Earnings per share:
Basic - as reported	$.06	$.09	$.94	$.68
Basic - pro forma	.04	.09	.91	.68

Diluted - as reported	$.06	$.09	$.83	$.65
Diluted - pro forma	.04	.09	.81	.65

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 2. Titan Europe sale

On April 7, 2004, Titan Luxembourg Sarl, a wholly-owned European subsidiary of the Company, sold 70% of the common stock of Titan Europe to the public on the AIM market in London. Titan Luxembourg is the largest single stockholder in Titan Europe Plc, retaining a 29.3% interest on September 30, 2005. Titan Luxembourg’s proceeds from the sale of Titan Europe shares were approximately $62 million, before fees and expenses of approximately $2.8 million. The Company recorded cash receipts of $50 million and a five-year note receivable of $9.2 million from the newly created European public company, Titan Europe Plc.

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

The Company is accounting for its interest in Titan Europe Plc as an equity investment subsequent to the sale of a 70% interest in April 2004. Titan recognized equity income on its investment in Titan Europe Plc of $0.3 million and $2.4 million in the three and nine months ended September 30, 2005. The carrying value of the Company’s equity investment in Titan Europe Plc was $28.9 million at September 30, 2005. Prior to the sale in April 2004, Titan Europe was consolidated in the Company’s financial statements.

Below are the Titan Europe results that are consolidated in the Company’s historical results (in thousands):

	Three months ended				Nine months ended
	September 30,				September 30,
	2005		2004		2005		2004
Net sales	$0	(a)	$0	(a)	$0	(a)	$49,446
Gross profit	0	(a)	0	(a)	0	(a)	8,272
Income from operations	0	(a)	0	(a)	0	(a)	420

Equity income (loss) from Titan Europe Plc	$322		$(367)		$2,360		$421

(a)	These items are no longer consolidated in the Company’s historical financial statements due to the April 2004 sale of 70% of Titan Europe.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 3. Inventories

Inventories consisted of the following (in thousands):
	September 30,	December 31,
	2005	2004
Raw materials	$37,242	$27,984
Work-in-process	9,333	13,439
Finished goods	37,481	51,054
	84,056	92,477
LIFO reserve	(5,115)	(7,819)
	$78,941	$84,658

Inventories were $78.9 million and $84.7 million at September 30, 2005, and December 31, 2004, respectively. The LIFO reserve changed primarily as a result of price and quantity fluctuations within the composition of LIFO inventory layers. Included in the inventory balances at September 30, 2005, and December 31, 2004, were reserve amounts for slow-moving and obsolete inventory of $2.7 million and $2.8 million, respectively.

Note 4. Property, plant and equipment

Property, plant and equipment consisted of the following (in thousands):
	September 30,	December 31,
	2005	2004
Land and improvements	$1,976	$2,003
Buildings and improvements	34,357	34,426
Machinery and equipment	160,136	161,859
Tools, dies and molds	47,851	48,714
Construction-in-process	1,905	508
	246,225	247,510
Less accumulated depreciation	(176,296)	(166,866)
	$69,929	$80,644

Property, plant and equipment, net was $69.9 million and $80.6 million at September 30, 2005, and December 31, 2004, respectively. In September 2005, the Company sold certain excess equipment previously used to manufacture automotive wheels at their approximate net book value of $3.5 million. In connection with this transaction, the Company received a $3.5 million letter of credit payable within 120 days. The property, plant and equipment balances do not include idled assets marketed for sale of $26.6 million at September 30, 2005, and $31.2 million at December 31, 2004.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 5. Idled assets marketed for sale

Idled assets marketed for sale consisted of the following (in thousands):
	September 30,	December 31,
	2005	2004
Carrying value of idled assets	$26,574	$31,245

In December 2003, the Company’s management and Board of Directors approved the sale of certain operating assets with a carrying value of $37.8 million at December 31, 2003. With the sales process extending more than 12 months, the remaining idled assets were depreciated during the fourth quarter of 2004 in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and reclassified to noncurrent.

Depreciation on these idled assets was $1.3 million and $4.0 million for the three and nine months ended September 30, 2005. During the first nine months of 2005, approximately $0.7 million of idled assets were sold or placed back into service. The idled assets marketed for sale balance at September 30, 2005, was $26.6 million. Included in the September 30, 2005, balance are land and buildings at the Company’s idle facilities in Walcott, Iowa, and Greenwood, South Carolina, totaling $4.4 million. Machinery and equipment located at the Company’s idle facilities in Brownsville, Texas, and Natchez, Mississippi, totaling $22.2 million are also included in idled assets marketed for sale at September 30, 2005. With the assistance of independent appraisals, the Company has concluded that the fair market values of the machinery and equipment at these facilities exceed their respective carrying values. In September 2005, the Company received a $0.5 million cash deposit regarding a proposed sale of approximately $5.0 million of machinery and equipment (which approximates the net book value of these assets) located at the Natchez, Mississippi, facility. This transaction is expected to be finalized upon receipt of the remaining cash proceeds and the completion of the sales agreement. The Company has had inquiries regarding the remaining idled assets marketed for sale and continues the marketed for sale process.

Note 6. Investment in unconsolidated affiliate

Investment in unconsolidated affiliate consisted of the following (in thousands):
	September 30,	December 31,
	2005	2004
Investment in Titan Europe Plc	$28,855	$30,040

The Company is accounting for its interest in Titan Europe Plc as an equity investment subsequent to the sale of a 70% interest in April 2004. Titan Luxembourg is the largest single stockholder in Titan Europe Plc, retaining a 29.3% interest on September 30, 2005. Titan recognized equity income on its investment in Titan Europe Plc of $0.3 million and $2.4 million in the three and nine months ended September 30, 2005. The carrying value of the Company’s equity investment in Titan Europe Plc was $28.9 million at September 30, 2005, as compared to $30.0 million at December 31, 2004. Dividends of $0.9 million were recorded on this investment in the first nine months of 2005. Foreign currency translation of $2.6 million negatively impacted the carrying value of the Company’s equity investment in Titan Europe Plc for the nine months ended September 30, 2005. Titan Europe Plc is publicly traded on the AIM market in London. Based on the AIM quoted price of Titan Europe Plc, the market value of the Company’s shares was $45.3 million at September 30, 2005. Prior to the sale in April 2004, Titan Europe was consolidated in the Company’s financial statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 7. Restricted cash deposits

The Company had restricted cash of $24.5 million at September 30, 2005, and December 31, 2004. In the matter of Vehicular Technologies v. Titan Wheel, a case arising from issues in 1992, prior to Titan’s 1993 purchase of Dyneer Corporation, regarding alleged patent infringement and other claims, Titan prevailed twice in Federal Appellate Court regarding this case and was awarded a patent. Titan appealed this case, but was required by the State Court in California to post cash amounting to one and a half times the judgment, for a total of $24.5 million, which is recorded as a restricted cash deposit. The Company has recorded a $5 million contingent liability for this case. The appeal to the Supreme Court of California under certiorari was not accepted and the Company continues to evaluate its legal options. See Part II, Item 1. Legal Proceedings.

Note 8. Goodwill

Goodwill reflects accumulated amortization of $2.9 million at September 30, 2005, and December 31, 2004. Goodwill amortization was ceased in January 2002, pursuant to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

The carrying amount of goodwill by segment consisted of the following (in thousands):
	September 30,	December 31,
	2005	2004
Agricultural segment	$6,912	$6,912
Earthmoving/construction segment	3,552	3,552
Consumer segment	1,238	1,238
	$11,702	$11,702

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. There can be no assurance that future goodwill tests will not result in an impairment charge to earnings.

Note 9. Long-term debt

Long-term debt consisted of the following (in thousands):
	September 30,	December 31,
	2005	2004
Senior unsecured convertible notes	$81,200	$115,000
Revolving credit facility	10,500	44,400
Industrial revenue bonds and other	10,328	10,505
	102,028	169,905

Less: Amounts due within one year	141	217
	$101,887	$169,688

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Aggregate maturities of long-term debt at September 30, 2005, were as follows (in thousands):
October 1 - December 31, 2005	$41
2006	124
2007	10,598
2008	565
2009	81,200
Thereafter	9,500
$102,028

Senior unsecured convertible notes

The $81.2 million of 5.25% senior unsecured convertible notes are due 2009. These notes are convertible into shares of the Company’s stock at any time on or before maturity at a conversion rate of 74.0741 shares per $1,000 principal amount of notes ($13.50 per common share), subject to adjustment. This conversion rate would convert all of the notes into approximately 6.0 million shares of the Company’s common stock. In June of 2005, Titan finalized a private transaction to exchange $33.8 million of the Company’s outstanding 5.25% senior unsecured convertible notes due 2009 for 3,022,275 shares of common stock as proposed to the Company by certain note holders. The Company recognized a noncash charge of $7.2 million in connection with this exchange in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt,” during the second quarter of 2005.

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

Revolving credit facility

The Company’s $100 million revolving credit facility with agents LaSalle Bank National Association and General Electric Capital Corporation has a 2007 termination date and is collateralized by a first priority security interest in certain assets of Titan and its domestic subsidiaries. The borrowings under the facility bear interest at a floating rate of either prime rate plus 1.5% or LIBOR plus 3.0%. The facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants. The Company is in compliance with these covenants and restrictions as of September 30, 2005. See subsequent events Note 19 regarding a second amendment to this credit facility in October 2005, which increased the facility, extended the termination date and removed an agent.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Industrial revenue bonds and other

Other debt primarily consists of industrial revenue bonds, loans from local and state entities, and other long-term notes. Maturity dates range from one to five years and interest rates varied from 1% to 4%.

Note 10. Warranty costs

The Company provides limited warranties on workmanship on its products in all market segments. The Company’s products have a limited warranty that ranges from zero to 10 years, with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. Warranty accruals are included as a component of other current liabilities on the Consolidated Condensed Balance Sheets. Changes in the warranty liability consisted of the following (in thousands):
	2005	2004
Warranty liability, January 1	$1,762	$1,508
Provision for warranty liabilities	1,839	1,806
Warranty payments made	(1,658)	(1,551)
Warranty liability, September 30	$1,943	$1,763

Note 11. Employee benefit plans

The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002. The components of net periodic pension cost consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest cost	$1,039	$1,116	$3,117	$3,348
Expected return on assets	(1,202)	(1,098)	(3,606)	(3,294)
Amortization of unrecognized prior service cost	34	34	102	102
Amortization of unrecognized deferred taxes	(14)	(14)	(42)	(42)
Amortization of net unrecognized loss	439	402	1,317	1,206
Net periodic pension cost	$296	$440	$888	$1,320

During the nine months ended September 30, 2005, the Company contributed $3.0 million to the frozen defined benefit pension plans. The Company expects to contribute approximately $0.8 million to the frozen defined benefit pension plans during the remainder of 2005.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 12. Lease commitments

The Company leases certain buildings and equipment under operating leases, including a lease for a building in Brownsville, Texas. In October 2005, Titan and the lessors agreed to a $12.9 million purchase option for the one million square foot building located in Brownsville, Texas. See subsequent events Note 19 for additional information. In addition, certain other lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At September 30, 2005, future minimum commitments under noncancellable operating leases with initial or remaining terms of one year were as follows (in thousands):

October 1 - December 31, 2005	$446
2006	1,321
2007	970
2008	417
2009	159
Thereafter	46
$3,359

Note 13. Noncash convertible debt conversion charge

In June 2005, Titan finalized a private transaction in which the Company issued 3,022,275 shares of common stock in exchange for the cancellation of $33.8 million principal amount of the Company’s outstanding 5.25% senior convertible notes due 2009, as proposed to the Company by certain note holders. The Company recognized a noncash charge of $7.2 million in connection with this exchange in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt,” during the second quarter of 2005. This charge does not reflect $0.8 million of interest previously accrued on the notes. The exchange resulted in an increase to additional paid-in capital of approximately $41.0 million.

Note 14. Income taxes

The Company recorded income tax expense of $0 and $5.3 million for the nine months ended September 30, 2005 and 2004, respectively. The Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income primarily as a result of the valuation allowance recorded against the Company’s domestic net operating loss carryforwards and resulting net deferred tax asset balance. As a result of previous losses, the Company had reserved its net deferred tax asset position, consistent with the Company’s accounting policies. As the Company generates taxable income and utilizes its net operating loss carryforwards, this reserve against the deferred tax asset will be released. The Company expects the valuation allowance to be fully released during 2005. Based on the Company’s estimated year-end effective tax rate of 0%, the Company recorded an income tax benefit of $0.8 million for the three months ending September 30, 2005. The Company will continue to evaluate the estimated effective tax rate for the remainder of 2005 and revise as estimates or circumstances change.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 15. Segment information

The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three months and nine months ended September 30, 2005 and 2004 (in thousands):
	Revenues		Income (loss)
Three months ended	from external	Intersegment	from
September 30, 2005	customers	Revenues	operations
Agricultural	$64,595	$8,411	$5,121
Earthmoving/construction	31,303	5,543	3,782
Consumer	6,814	554	359
Idled asset depreciation	0	0	(1,312)
Reconciling items (a)	0	0	(5,707)
Consolidated totals	$102,712	$14,508	$2,243 (b)

Three months ended
September 30, 2004
Agricultural	$70,451	$8,876	$9,175
Earthmoving/construction	37,495	5,347	5,345
Consumer	8,541	428	468
Idled asset depreciation	0	0	0
Reconciling items (a)	0	0	(5,123)
Consolidated totals	$116,487	$14,651	$9,865

	Revenues		Income (loss)
Nine months ended	from external	Intersegment	from
September 30, 2005	customers	Revenues	operations
Agricultural	$244,873	$34,998	$32,243
Earthmoving/construction	106,165	18,684	16,876
Consumer	22,512	1,988	2,109
Idled asset depreciation	0	0	(3,992)
Reconciling items (a)	0	0	(17,928)
Consolidated totals	$373,550	$55,670	$29,308 (c)

Nine months ended
September 30, 2004 (d)
Agricultural	$253,583	$38,155	$34,838
Earthmoving/construction	124,546	19,200	14,170
Consumer	26,522	2,183	1,990
Idled asset depreciation	0	0	0
Reconciling items (a)	0	0	(16,691)
Consolidated totals	$404,651	$59,538	$34,307

(a)	Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment carried at the corporate level.
(b)	Income (loss) from operations includes $1.3 million in idled assets depreciation not reflected in 2004.
(c)	Income (loss) from operations includes $4.0 million in idled assets depreciation not reflected in 2004.
(d)	Includes the results of Titan Europe through April 7, 2004. (See Note 2. Titan Europe sale)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Assets by segment were as follows (in thousands):

	September 30,	December 31,
Total assets	2005	2004
Agricultural segment	$167,077	$173,335
Earthmoving/construction segment	81,998	78,116
Consumer segment	18,323	17,211
Reconciling items (a)	69,526	85,504
Consolidated totals	$336,924	$354,166

(a)	Represents property, plant and equipment, goodwill and other assets carried at the corporate level.

Note 16. Earnings per Share

Earnings per share are as follows (amounts in thousands, except per share data):
	Three months ended,
	September 30, 2005			September 30, 2004
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$1,182	19,422	$.06	$1,481	16,324	$.09
Effect of stock options	0	195		0	102
Effect of convertible notes	0	0		0	0
Diluted EPS	$1,182	19,617	$.06	$1,481	16,426	$.09

	Nine months ended,
	September 30, 2005			September 30, 2004
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$16,583	17,570	$.94	$12,400	18,293	$.68
Effect of stock options	0	200		0	53
Effect of convertible notes	4,503	7,528		851	2,083
Diluted EPS	$21,086	25,298	$.83	$13,251	20,429	$.65

The effect of stock options with exercise prices that were greater than the average market price of the Company’s common shares have been excluded, as the effect would have been antidilutive. The effect of convertible notes for the quarters ended September 30, 2005 and 2004 have been excluded, as the effect would have been antidilutive. The effect of convertible notes excluded amounted to 6,015 and 6,204 shares for the quarters ended September 30, 2005 and 2004, respectively. However, for the nine months ended September 30, 2005, the effect of convertible notes were dilutive and the amounts are included in the table above.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 17. Comprehensive income

Comprehensive income, which included net income of $1.2 million and the effect of foreign currency translation adjustments of $(0.7) million, totaled $0.5 million for the third quarter of 2005, compared to $1.6 million in the third quarter of 2004. Comprehensive income for the nine months ended September 30, 2005, was $14.0 million, including net income of $16.6 million and the effect of foreign currency translations of $(2.6) million, compared to $10.1 million in 2004.

Note 18. New accounting standards

Statement of Financial Accounting Standards Number 151

In November 2004, SFAS No. 151, “Inventory Costs,” was issued. This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, results of operations and cash flows.

Statement of Financial Accounting Standards Number 123(R)

In December 2004, SFAS No. 123, “Share-Based Payment,” was revised. This revised statement will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. Statement 123 (revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. This statement is effective for annual periods beginning after June 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, results of operations and cash flows.

Statement of Financial Accounting Standards Number 154

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections,” was issued. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, results of operations and cash flows.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 19. Subsequent events

Cash merger offer

On October 11, 2005, the Company received an offer from One Equity Partners LLC (One Equity), a private equity affiliate of JPMorgan Chase & Co., indicating One Equity’s interest in acquiring Titan International, Inc., in a cash merger for $18.00 per share of Titan common stock. A Special Committee of the Board of Directors of Titan was formed to pursue discussions with One Equity. The offer is subject to reaching a definitive agreement with the customary conditions, due diligence, financing, both One Equity and Titan board approvals and Titan’s stockholders’ approval. There can be no assurance that any agreement will be completed. Mr. Richard M. Cashin, Jr., one of Titan’s directors, is also the Managing Partner of One Equity. Mr. Maurice M. Taylor, Jr., Chief Executive Officer and Chairman of the Board of Directors of Titan, is expected to participate with One Equity Partners. Additionally, Mr. Mitchell I. Quain and Mr. Anthony L. Soave, also directors of Titan, may participate.

The Special Committee consists of Mr. Erwin H. Billig, Mr. Edward J. Campbell and Mr. Albert J. Febbo. No member of the Special Committee is participating with One Equity in the cash merger offer. The Special Committee hired counsel and a financial advisor. The financial advisor is Jefferies & Company, Inc. Anyone who is interested in submitting a competing offer to Titan’s Special Committee may do so by contacting Jefferies & Company, Inc. at the address of 520 Madison Avenue, New York, New York 10019. The telephone number is 212-284-2300 and the fax number is 212-284-2114.

Securities Litigation

The Company received a shareholder class action derivative lawsuit on October 18, 2005, that has not been certified as a class action. Lemon Bay Partners, LLP filed the suit against the Company, all the Company’s board of directors and One Equity Partners LLC in Circuit Court of 8th Judicial Circuit in Adams County, State of Illinois. Plaintiffs are claiming damages from the cash merger offer and asking the court to stop the shareholders from voting on the cash merger offer. The Company believes these claims are without merit and intends to vigorously defend them. The Company is unable to predict the outcome of this uncertainty.

Brownsville building

On October 18, 2005, the Company received from the lessors their acknowledgement and approval for Titan to purchase the one million square foot Brownsville, Texas, building which had been previously accounted for as an operating lease. The purchase price will be $12.9 million payable in 12 monthly installments of approximately $1.1 million.

Credit facility amendment

On October 21, 2005, the Company amended its revolving credit facility with LaSalle Bank National Association. The amendment increased the revolving loan availability from $100 million to $200 million. The increase in the revolving loan availability over $100 million is only available for the Goodyear farm tire acquisition or other lender approved acquisitions. The amendment also extended the termination date to October 2008 (previously July 2007) and removed General Electric Capital Corporation as a participant.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Management’s Discussion and Analysis

Management’s discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of these financial statements with a narrative from the perspective of the management of Titan International, Inc. (Titan or the Company) on Titan’s financial condition, results of operations, liquidity and other factors which may affect the Company’s future results. The MD&A in this quarterly report should be read in conjunction with the MD&A in Titan’s 2004 annual report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2005.

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

Actual results could differ materially from these forward-looking statements as a result of certain factors, including, (i) changes in the Company’s end-user markets as a result of world economic or regulatory influences, (ii) fluctuations in currency translations, (iii) changes in the competitive marketplace, including new products and pricing changes by the Company’s competitors, (iv) availability and price of raw materials, (v) levels of operating efficiencies, (vi) actions of domestic and foreign governments, (vii) results of investments and (viii) ability to secure financing at reasonable terms. Any changes in such factors could lead to significantly different results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire.

Overview

Titan International, Inc. and its subsidiaries are leading manufacturers of wheels, tires and assemblies for off-highway vehicles used in the agricultural, earthmoving/construction and consumer markets. Titan’s earthmoving/construction market also includes products supplied to the U.S. government, while the consumer market includes products for all-terrain vehicles (ATVs) and recreational/utility trailer applications. Titan manufactures both wheels and tires for the majority of these market applications, allowing the Company to provide the value-added service of delivering complete wheel and tire assemblies. The Company offers a broad range of products that are manufactured in relatively short production runs to meet the specifications of original equipment manufacturers (OEMs) and/or the requirements of aftermarket customers.

The Company’s major OEM customers include large manufacturers of off-highway equipment such as Deere & Company, CNH Global N.V., Caterpillar Inc., AGCO Corporation, and Kubota Corporation, in addition to many other off-highway equipment manufacturers. The Company distributes products to OEMs, independent and OEM affiliated dealers and through a network of distribution facilities.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The Company recorded sales of $102.7 million for the third quarter of 2005. Third quarter 2004 sales were $116.5 million. The $13.8 million, or 11.8%, reduction in sales was attributed to weaker demand in each of the Company’s markets. Titan’s net income was $1.2 million for the quarter, compared to $1.5 million in 2004. Basic earnings per share and fully diluted earnings per share for the third quarter were both $.06 in 2005, compared to $.09 in 2004.

Titan Europe Sale

On April 7, 2004, Titan Luxembourg Sarl, a wholly-owned European subsidiary of the Company, sold 70% of the common stock of Titan Europe to the public on the AIM market in London. Titan Luxembourg is the largest single stockholder in Titan Europe Plc, retaining a 29.3% interest on September 30, 2005. Titan Luxembourg’s proceeds from the sale of Titan Europe Plc shares were approximately $62 million, before fees and expenses of approximately $2.8 million. The Company recorded cash receipts of $50 million and a five-year note receivable of $9.2 million from the newly created European public company, Titan Europe Plc.

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

The Company is accounting for its interest in Titan Europe Plc as an equity investment subsequent to the sale of a 70% interest in April 2004. Titan recognized equity income on its investment in Titan Europe Plc of $0.3 million and $2.4 million in the three and nine months ended September 30, 2005. The carrying value of the Company’s equity investment in Titan Europe Plc was $28.9 million at September 30, 2005. Based on the AIM quoted price of Titan Europe Plc, the market value of the Company’s shares was $45.3 million at September 30, 2005. Prior to the sale in April 2004, Titan Europe was consolidated in the Company’s financial statements.

Below are the Titan Europe results that are consolidated in the Company’s historical results (in millions):

	Three months ended				Nine months ended
	September 30,				September 30,
	2005		2004		2005		2004
Net sales	$0.0	(a)	$0.0	(a)	$0.0	(a)	$49.4
Gross profit	0.0	(a)	0.0	(a)	0.0	(a)	8.3
Income from operations	0.0	(a)	0.0	(a)	0.0	(a)	0.4

Equity income (loss) from Titan Europe Plc	0.3		(0.4)		2.4		0.4

(a)	These items are no longer consolidated in the Company’s historical financial statements due to the April 2004 sale of 70% of Titan Europe.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Convertible Note Conversion

In June of 2005, Titan finalized a private transaction in which the Company issued 3,022,275 shares of common stock in exchange for the cancellation of $33.8 million principal amount of the Company’s outstanding 5.25% senior convertible notes due 2009, as proposed to the Company by certain note holders. Titan recognized a noncash charge of $7.2 million in connection with this exchange in accordance with Statement of Financial Accounting Standards (SFAS) No. 84, “Induced Conversions of Convertible Debt.”

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

Titan Tire Corporation received approval from the international leadership of the USWA to begin negotiations with USWA Local 745 in Freeport, Illinois, on July 26, 2005. A contract must be approved by the USWA membership in Freeport for the sale to Titan to be finalized. The termination date of the agreement has been extended to November 1, 2005.

Subsequent Events

Cash merger offer

On October 11, 2005, the Company received an offer from One Equity Partners LLC (One Equity), a private equity affiliate of JPMorgan Chase & Co., indicating One Equity’s interest in acquiring Titan International, Inc., in a cash merger for $18.00 per share of Titan common stock. A Special Committee of the Board of Directors of Titan was formed to pursue discussions with One Equity. The offer is subject to reaching a definitive agreement with the customary conditions, due diligence, financing, both One Equity and Titan board approvals and Titan’s stockholders’ approval. There can be no assurance that any agreement will be completed. Mr. Richard M. Cashin, Jr., one of Titan’s directors, is also the Managing Partner of One Equity. Mr. Maurice M. Taylor, Jr., Chief Executive Officer and Chairman of the Board of Directors of Titan, is expected to participate with One Equity Partners. Additionally, Mr. Mitchell I. Quain and Mr. Anthony L. Soave, also directors of Titan, may participate.

The Special Committee consists of Mr. Erwin H. Billig, Mr. Edward J. Campbell and Mr. Albert J. Febbo. No member of the Special Committee is participating with One Equity in the cash merger offer. The Special Committee hired counsel and a financial advisor. The financial advisor is Jefferies & Company, Inc. Anyone who is interested in submitting a competing offer to Titan’s Special Committee may do so by contacting Jefferies & Company, Inc. at the address of 520 Madison Avenue, New York, New York 10019. The telephone number is 212-284-2300 and the fax number is 212-284-2114.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Securities Litigation

The Company received a shareholder class action derivative lawsuit on October 18, 2005, that has not been certified as a class action. Lemon Bay Partners, LLP filed the suit against the Company, all the Company’s board of directors and One Equity Partners LLC in Circuit Court of 8th Judicial Circuit in Adams County, State of Illinois. Plaintiffs are claiming damages from the cash merger offer and asking the court to stop the shareholders from voting on the cash merger offer. The Company believes these claims are without merit and intends to vigorously defend them. The Company is unable to predict the outcome of this uncertainty.

Brownsville building

On October 18, 2005, the Company received from the lessors their acknowledgement and approval for Titan to purchase the one million square foot Brownsville, Texas, building which had been previously accounted for as an operating lease. The purchase price will be $12.9 million payable in 12 monthly installments of approximately $1.1 million.

Credit facility amendment

On October 21, 2005, the Company amended its revolving credit facility with LaSalle Bank National Association. The amendment increased the revolving loan availability from $100 million to $200 million. The increase in the revolving loan availability over $100 million is only available for the Goodyear farm tire acquisition or other lender approved acquisitions. The amendment also extended the termination date to October 2008 (previously July 2007) and removed General Electric Capital Corporation as a participant.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Impairment of Goodwill

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. The Company had goodwill of $11.7 million at September 30, 2005. Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment. Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

Impairment of Fixed Assets

The Company reviews fixed assets to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. Impairment losses are measured as the excess of the carrying value of the asset over the discounted expected future cash flows, or the fair value of the asset. The Company had idled assets marketed for sale of $26.6 million at September 30, 2005. With the assistance of independent appraisals, the Company has concluded that the fair market values of the machinery and equipment at these facilities exceed their respective carrying values. Significant assumptions relating to future operations must be made when estimating future cash flows. Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

Retirement Benefit Obligations

Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002. During the first nine months of 2005, the Company contributed $3.0 million to its frozen pension plans. The Company expects to contribute approximately $0.8 million to these frozen defined benefit pension plans during the remainder of 2005. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 22 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2004.

Valuation of Investments Accounted for Under the Equity Method

The Company assesses the carrying value of its equity investments whenever events and circumstances indicate that the carrying value may not be recoverable. The Company had an unconsolidated equity investment in Titan Europe Plc of $28.9 million at September 30, 2005. Titan Europe Plc is publicly traded on the AIM market in London. Based on the AIM quoted price of Titan Europe Plc, the market value of the Company’s shares was $45.3 million at September 30, 2005. Should unforeseen events occur or investment trends change significantly, impairment losses could occur.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

The following table provides highlights for the three and nine months ended September 30, 2005, compared to 2004 (amounts in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$102.7	$116.5	$373.6	$404.7
Gross profit	11.0	17.8	57.6	66.4
as a percent of net sales	10.7%	15.3%	15.4%	16.4%

Income from operations	$2.2	$9.9	$29.3	$34.3

Noncash convertible debt conversion charge	0.0	0.0	7.2	0.0

Net income	1.2	1.5	16.6	12.4

Basic earnings per share	$.06	$.09	$.94	$.68
Diluted earnings per share	.06	.09	.83	.65

Net Sales

Net sales for the quarter ended September 30, 2005, were $102.7 million, compared to 2004 third quarter net sales of $116.5 million. The $13.8 million, or 11.8%, reduction in sales was attributed to extended shutdowns and lower demand at the Company’s original equipment manufacturer (OEM) customers. This product demand reduction resulted partially from weather conditions that occurred in the United States during the period. Net sales for the nine months ended September 30, 2005, were $373.6 million, compared to 2004 net sales of $404.7 million. Net sales for the nine months ended September 30, 2004, excluding those of Titan Europe, which was sold in April 2004, were $355.2 million.

Cost of Sales

Cost of sales were $91.7 and $316.0 million for the third quarter and for the nine months ended September 30, 2005, as compared to $98.7 and $338.2 million in 2004. Gross profit for the third quarter of 2005 was $11.0 million or 10.7% of net sales, compared to $17.8 million or 15.3% of net sales for the third quarter of 2004. The lower margin in the quarter was attributed to inefficiencies from operating at lower levels and higher raw material and energy costs. Gross profit for the nine months ended September 30, 2005, was $57.6 million or 15.4% of net sales, compared to $66.4 million or 16.4% of net sales for 2004.

Administrative Expenses

Selling, general and administrative (SG&A) and research and development (R&D) expenses for the third quarter of 2005 were $7.4 million or 7.2% of net sales, compared to $7.9 million or 6.8% of net sales for 2004. Expenses for SG&A and R&D for the nine months ended September 30, 2005, were $24.3 million or 6.5% of net sales, compared to $29.1 million or 7.2% of net sales in 2004. The Company continues its initiative to control administrative costs.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Idled Assets Marketed for Sale

The Company’s income from operations has been negatively affected by the depreciation associated with the idled assets marketed for sale. The idled assets balance at September 30, 2005, was $26.6 million. Included in the current balance are land and buildings at the Company’s idle facilities in Walcott, Iowa, and Greenwood, South Carolina, totaling $4.4 million. Machinery and equipment located at the Company’s idle facilities in Brownsville, Texas, and Natchez, Mississippi, totaling $22.2 million are also included in idled assets at September 30, 2005. In September 2005, the Company received a $0.5 million cash deposit regarding a proposed sale of approximately $5.0 million of machinery and equipment (which approximates the net book value of these assets) located at the Natchez, Mississippi, facility. Depreciation related to the idled assets totaled $1.3 million and $4.0 million for the quarter and nine months ended September 30, 2005, and Titan will continue to depreciate these idled assets while the marketed for sale process continues. The 2004 results did not reflect idled asset depreciation until the fourth quarter in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as the sales process extended more than 12 months.

Income from Operations

Income from operations for the third quarter of 2005 was $2.2 million or 2.2% of net sales, compared to $9.9 million or 8.5% in 2004. Income from operations for the nine months ended September 30, 2005, was $29.3 million or 7.8% of net sales, compared to $34.3 million or 8.5% in 2004. Titan recognized a $3.0 million goodwill impairment in the first quarter of 2004 on the pending sale of Titan Europe in accordance with the Company’s goodwill impairment policy. In comparison, the 2005 income from operations was negatively affected by inefficiencies from operating at lower levels, higher raw material and energy costs and by idled assets depreciation of $1.3 and $4.0 million for three and nine months ended September 30, 2005.

Interest Expense

Interest expense was $1.8 and $6.7 million for the third quarter and for the nine months ended September 30, 2005, respectively, compared to $3.8 and $13.6 million in 2004. The reduced interest expense was due to lower debt balances. The primary transactions that reduced interest expense in 2005 were the reduction of debt balances from the proceeds of the April 2004 Titan Europe sale and the July 2004 sale of 5.25% senior unsecured convertible notes of $115 million. The proceeds of the 5.25% convertible notes were applied toward the redemption of all the Company’s 8.75% senior subordinated notes of approximately $137 million. In June 2005, $33.8 million of 5.25% senior unsecured convertible notes were cancelled in exchange for the issuance of shares of common stock, which further reduced the Company’s interest expense.

Noncash Convertible Debt Conversion Charge

In June 2005, Titan finalized a private transaction in which the Company issued 3,022,275 shares of common stock in exchange for the cancellation of $33.8 million principal amount of the Company’s outstanding 5.25% senior convertible notes due 2009, as proposed to the Company by certain note holders. The Company recognized a noncash charge of $7.2 million in connection with this exchange in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt.”

Debt Termination Expenses

In connection with the termination of the Company’s prior revolving loan agreement and term loan and the redemption of the 8.75% senior subordinated notes, Titan recorded expenses of $3.7 million in the third quarter of 2004. These expenses were related to the (i) redemption premium on the subordinated notes of $2.0 million, (ii) unamortized deferred financing fees of $1.5 million and (iii) prepayment penalty of $0.2 million.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income Taxes

The Company recorded an income tax benefit of $0.8 million and $0 for the third quarter and nine months ended September 30, 2005, as compared to income tax expense of $0.6 and $5.3 million in 2004. The Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income primarily as a result of the valuation allowance recorded against the Company’s domestic net operating loss carryforwards and resulting net deferred tax asset balance. As a result of previous losses, the Company had reserved its net deferred tax asset position, consistent with the Company’s accounting policies. As the Company generates taxable income and utilizes its net operating loss carryforwards, this reserve against the deferred tax asset will be released. The Company expects the valuation allowance to be fully released during 2005. Based on the Company’s estimated year-end effective tax rate of 0%, the Company recorded an income tax benefit of $0.8 million for the three months ending September 30, 2005. The Company will continue to evaluate the estimated effective tax rate for the remainder of 2005 and revise as estimates or circumstances change.

Net Income

Net income for the third quarter and for the nine months ended September 30, 2005, was $1.2 and $16.6 million, respectively, compared to $1.5 and $12.4 million in 2004. Basic earnings per share was $.06 and $.94 for the third quarter and for the nine months ended September 30, 2005, compared to $.09 and $.68 in 2004. Diluted earnings per share was $.06 and $.83 for the third quarter and for the nine months ended September 30, 2005, compared to $.09 and $.65 in 2004. The decreased net income and earnings per share in the third quarter were the result of lower sales of $13.8 million in the quarter and margin pressure from higher energy and petroleum-based product costs as compared to last year’s third quarter.

Agricultural Segment Results

Net sales in the agricultural market were $64.6 and $244.9 million for the third quarter and the nine months ended September 30, 2005, as compared to $70.5 and $253.6 million in 2004. Excluding Titan Europe sales, net sales in the agricultural market for the nine months ended September 30, 2004, were $229.3 million. Agricultural market net sales decreased in the third quarter as the result of extended shutdowns at the Company’s OEM customers. These shutdowns were the result of extended dry weather in important farm machinery markets in the United States. Income from operations in the agricultural market was $5.1 and $32.2 million for the third quarter and the nine months ended September 30, 2005, as compared to $9.2 and $34.8 million in 2004. The margins in the quarter were affected by the decreased sales levels and margin pressure from higher energy and petroleum-based product costs.

Earthmoving/Construction Segment Results

The Company’s earthmoving/construction market net sales were $31.3 and $106.2 million for the third quarter and the nine months ended September 30, 2005, as compared to $37.5 and $124.5 million for 2004. Excluding Titan Europe sales, net sales in the earthmoving/construction market for the nine months ended September 30, 2004, were $101.1 million. Earthmoving/construction market net sales decreased in the third quarter of 2005 as compared to the very strong third quarter of 2004 as a result of a decrease in demand from customers. Also, sales to the United States military, which are included in this segment, were lower this quarter. Income from operations in the earthmoving/construction market was $3.8 and $16.9 million for the third quarter and the nine months ended September 30, 2005, versus $5.3 and $14.2 million in 2004. The decrease in income from operations in the earthmoving/construction market in the third quarter was due to the lower sales volumes of $6.2 million and higher energy and petroleum-based product costs.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Consumer Segment Results

Consumer market net sales were $6.8 and $22.5 million for the third quarter and the nine months ended September 30, 2005, as compared to $8.5 and $26.5 million for 2004. Excluding Titan Europe sales, net sales in the consumer market for the nine months ended September 30, 2004, were $24.8 million. Consumer market income from operations was $0.4 and $2.1 million for the third quarter and the nine months ended September 30, 2005, as compared to $0.5 and $2.0 million in 2004. The income from operations in the consumer market was able to remain relatively stable given the Company’s continued focus on higher margin products within this segment.

Idled Assets Depreciation

Income from operations on a segment basis does not include depreciation associated with the idled assets marketed for sale. Depreciation related to the idled assets totaled $1.3 million and $4.0 million for the quarter and nine months ended September 30, 2005. The 2004 results did not reflect idled asset depreciation until the fourth quarter of 2004.

Corporate Expenses

Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $5.7 and $17.9 million for the third quarter and the nine months ended September 30, 2005, respectively, as compared to $5.1 and $16.7 million for comparable periods in 2004.

Foreign Subsidiary Sales

In April 2004, the foreign subsidiary, Titan Europe, was sold and is no longer consolidated with the Company. Therefore, there were no foreign subsidiary sales for the first nine months of 2005. Net sales at foreign subsidiaries were $0 and $49.4 million for the three and nine months ended September 30, 2004.

Titan Europe Segment Results

The following is a summary of the Titan Europe results included in the historical results of the Company for the nine months ended September 30, 2004 (in millions):

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash Flows

As of September 30, 2005, the Company had $0.6 million of unrestricted cash deposited within various bank accounts. The unrestricted cash balance decreased by $0.5 million from December 31, 2004, due to the cash flow items discussed in the following paragraphs.

Operating cash flows: In the first nine months of 2005, positive cash flows from operating activities of $35.6 million resulted primarily from net income of $16.6 million, depreciation and amortization of $15.9 million and a noncash convertible debt conversion charge of $7.2 million. In comparison, in the first nine months of 2004, positive cash flows from operating activities of $16.3 million resulted primarily from net income of $12.4 million, depreciation and amortization of $15.3 million and accounts payable increases of $11.4 million offset by accounts receivable increases of $26.5 million.

Investing cash flows: The Company invested $3.1 million in capital expenditures in the first nine months of 2005, compared to $4.1 million in the first nine months of 2004. The expenditures represent various equipment purchases and improvements to enhance production capabilities. The Company estimates that its total capital expenditures for 2005 could range up to $6 million not including the possible Goodyear farm tire acquisition or the purchase of the Brownsville, Texas, building. The Brownsville building purchase price will be $12.9 million payable in 12 monthly installments of approximately $1.1 million. In the first nine months of 2004, the Company received net proceeds of $50.0 million on the sale of Titan Europe and recorded a $9.2 million note receivable from the newly created public company.

Financing cash flows: In the nine months ended September 30, 2005, cash of $33.5 million was used for financing activities. This use of cash was primarily the result of a net revolver payment of $33.9 million. In comparison, in the first nine months of 2004, cash of $56.4 million was used for financing activities, primarily the result of net long-term debt payments of $61.1 million.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The Company is in compliance with these covenants and restrictions as of September 30, 2005. The Company’s adjusted minimum book value of accounts receivable and inventory is required to be equal to or greater than $75 million and the Company computed it to be $120.3 million at September 30, 2005. The adjusted collateral coverage is required to be equal to or greater than 1.50 times the outstanding revolver balance and was calculated to be 9.50 times this balance at September 30, 2005. The fixed charge coverage ratio must be equal to or greater than a 1.0 to 1.0 ratio if the 30-day average of the outstanding revolver balance exceeds $75 million. This covenant did not apply for the quarter ended September 30, 2005. The outstanding revolver balance was $21.4 million at September 30, 2005, including borrowings of $10.5 million and letters of credit of $10.9 million.

Other Issues

The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances. Historically, the Company tends to experience higher sales demand in the first and second quarters.

Liquidity Outlook

At September 30, 2005, the Company had unrestricted cash and cash equivalents of $0.6 million and $78.6 million of unused availability under the terms of its revolving credit facility. The availability under the Company’s $100 million revolving credit facility is reduced by $10.5 million of borrowings and $10.9 million for outstanding letters of credit. At September 30, 2005, the Company had $26.6 million of idled assets marketed for sale. The Company has scheduled debt principal payments amounting to $0.1 million due for the remainder of 2005. Titan expects to contribute approximately $0.8 million to its frozen defined benefit pension plans during the remainder of 2005.

Cash on hand, anticipated internal cash flows from operations and utilization of remaining available borrowings are expected to provide sufficient liquidity for working capital needs, capital expenditures and payments required on short-term debt. However, if the Company were to exhaust all currently available working capital sources or were not to meet the financial covenants and conditions of its loan agreements, the Company might find it difficult to secure additional funding in order to meet working capital requirements.

Titan Tire Corporation, a subsidiary of the Company, entered into a definitive agreement to purchase the assets of The Goodyear Tire & Rubber Company’s North American farm tire business on February 28, 2005. The closing is subject to government, regulatory and union approvals. At the closing, Titan will purchase the assets of Goodyear’s farm tire business for approximately $100 million. The termination date of the agreement has been extended to November 1, 2005. In October 2005, Titan increased its borrowing capacity under its revolving credit facility from up to $100 million to up to $200 million to assist in funding the Goodyear farm tire transaction or other lender approved acquisitions.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Market Conditions and Outlook

In 2004 and the first half of 2005, the Company benefited from increased demand for Titan products as many OEM manufacturers benefited from higher equipment demand. This demand was driven by the increase in production of new agricultural and earthmoving/construction vehicles that use the Company’s products. In the third quarter of 2005, this demand softened. Higher sales levels along with facility consolidations have allowed Titan to manufacture its products in a more efficient operating environment during the first half of 2005. However, if the demand continues to decrease, the Company’s operating results may deteriorate. Higher energy and petroleum-based product costs may continue to negatively impact the Company’s margins and sales volumes. Many of Titan’s overhead expenses are fixed; therefore seasonal trends may cause fluctuations in quarterly profit margins and affect the financial condition of the Company.

Agricultural Market Outlook

Agricultural market sales are expected to be slightly lower through the remainder of 2005. Dry weather this year may continue to have a short-term affect on agricultural market sales. The farm economy has supported the current level of sales of agricultural equipment. Despite the dry weather, farm income is expected to remain near the 2004 levels. Increasing use of grain-based ethanol and soybean-based biodiesel fuel should continue to support commodity prices and farm income levels in the long-term. Many variables, including weather, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

Earthmoving/Construction Market Outlook

Sales for the earthmoving/construction market are expected to stabilize or be somewhat lower during the remainder of 2005. Replacement demand from rental firms and contractors has slowed. Mining sales are expected to remain strong as the result of higher commodity prices. Products supplied to the U.S. government, included in this segment, are also expected to remain stable for the near term. The earthmoving/construction segment is affected by many variables including road construction, infrastructure and housing starts. Many of these items are very sensitive to interest rate fluctuations.

Consumer Market Outlook

The consumer market may continue to be lower for the remainder of 2005 as compared to 2004. The all-terrain vehicle (ATV) wheel and tire market is expected to offer future long-term growth opportunities for Titan. Looking forward, Titan is exploring the option of re-entering the high-end lawn and garden and golf markets. Many factors affect the consumer market including weather, competitive pricing, energy prices and consumer attitude.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Pensions

The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002. These plans are described in Note 22 of the Company’s Notes to Consolidated Financial Statements in the 2004 Form 10-K. The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. During the nine months ended September 30, 2005, the Company contributed $3.0 million to the frozen defined benefit pension plans. The Company expects to contribute approximately $0.8 million to these frozen defined benefit pension plans during the remainder of 2005.

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

Statement of Financial Accounting Standards Number 123(R)

In December 2004, SFAS No. 123, “Share-Based Payment,” was revised. This revised statement will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. Statement 123 (revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. This statement is effective for annual periods beginning after June 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

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

TITAN INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In the matter of Vehicular Technologies v. Titan Wheel, a case arising from issues in 1992, prior to Titan’s 1993 purchase of Dyneer Corporation, regarding alleged patent infringement and other claims, Titan prevailed twice in Federal Appellate Court regarding this case and was awarded a patent. The case was refiled in State Court in California. Although Titan was successful in Federal Appellate Court and a patent was awarded, these facts were disallowed by the State Court. A judgment against Titan Wheel of $16.3 million was awarded. Titan appealed this case, but was required by the State Court in California to post cash amounting to one and a half times the judgment, for a total of $24.5 million. The Company has recorded a $5 million contingent liability for this case. The Dyneer appeal to the Supreme Court of California under certiorari was not accepted and the Company continues to evaluate its legal options.

As with all legal proceedings it is difficult to predict legal claims and the Company cannot anticipate or predict the material adverse effect on its operations, cash flows or financial condition as a result of efforts to comply with or its liabilities pertaining to legal judgments.

The Company received a shareholder class action derivative lawsuit on October 18, 2005, that has not been certified as a class action. Lemon Bay Partners, LLP filed the suit against the Company, all the Company’s board of directors and One Equity Partners LLC in Circuit Court of 8th Judicial Circuit in Adams County, State of Illinois. Plaintiffs are claiming damages from the cash merger offer and asking the court to stop the shareholders from voting on the cash merger offer. The Company believes these claims are without merit and intends to vigorously defend them. The Company is unable to predict the outcome of this uncertainty.

Item 6.  Exhibits

10.1
Third amendment to asset purchase agreement dated as of February 28, 2005, by and among The Goodyear Tire & Rubber Company, Goodyear Canada Inc., Goodyear Servicios Comerciales, S. de R.L. de C.V., and The Kelly-Springfield Tire Corporation and Titan Tire Corporation dated as of September 30, 2005. (Incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on October 3, 2005.)

10.2
Second amendment to credit agreement dated as of October 21, 2005, among Titan International, Inc. and LaSalle Bank National Association. (Incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on October 24, 2005.)

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	October 27, 2005	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ KENT W. HACKAMACK
Kent W. Hackamack
Vice President of Finance and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)