Form 10-K
period 2005-12-31
TITAN INTERNATIONAL INC
filed 2006-02-24
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐   Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock of the registrant held by non-affiliates was $217,653,292 based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2005.

As of January 31, 2006, 19,614,464 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant's definitive proxy statement for its annual meeting of stockholders to be held May 18, 2006.

TITAN INTERNATIONAL, INC.

PART I
ITEM 1 - BUSINESS

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

In 2005, Titan’s agricultural market sales represented 66% of net sales, the earthmoving/construction market represented 28% and the consumer market represented 6% of net sales. For information concerning the revenues, certain expenses, income from operations and assets attributable to each of the segments in which the Company operates, see Note 29 to the consolidated financial statements of Titan, included in Item 8 herein.

COMPETITIVE STRENGTHS
Titan’s competitive strengths include the Company’s strong market position in the off-highway wheel and tire market and the Company’s long-term core customer relationships. These competitive strengths along with Titan’s dedication to the off-highway tire and wheel market continue to drive the Company forward.

STRONG MARKET POSITION
The Company has achieved a strong position in the domestic market for off-highway wheels, tires and assembly products. Titan’s ability to offer a broad range of different products has increased the Company’s visibility and has enhanced its ability to cross-sell products and consolidate market positions. Innovative marketing programs have strengthened Titan’s image in the marketplace, and the Company is reaching increasing numbers of customers in the aftermarket. Years of product design and engineering experience have enabled Titan to improve existing products and develop new ones that have been well received in the marketplace. In addition, Titan believes it has benefited from significant barriers to entry, such as the substantial investment necessary to replicate the Company’s manufacturing equipment and numerous tools, dies and molds.

LONG-TERM CORE CUSTOMER RELATIONSHIPS
The Company’s top customers, including global leaders in agricultural and construction equipment manufacturers, have been purchasing wheels from Titan or its predecessors for more than 50 years on average. Customers including Deere & Company, CNH Global N.V., Caterpillar Inc., AGCO Corporation, Kubota Corporation and the U.S. Government have helped sustain Titan’s leadership in wheel, tire and assembly innovation for new products.

BUSINESS STRATEGY
Titan’s business strategy is to increase its penetration of the aftermarket for tires and the private branding business, to continue to improve operating efficiencies, to maintain emphasis on new product development and to explore possible additional strategic acquisitions.

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

IMPROVE OPERATING EFFICIENCIES
The Company continually works to improve the operating efficiency of its assets and manufacturing facilities. Titan integrates each facility’s strength, often transferring equipment and business to the facilities that are best equipped to handle the work. This provides capacity to increase utilization and spread operating costs over a greater volume of products. Titan is also continuing a comprehensive program to refurbish, modernize and enhance the computer technology of their equipment. The Company has centralized and streamlined inventory controls. These efforts have led to improved management of order backlogs and have substantially improved Titan’s ability to respond to customer orders on a timely basis.

IMPROVE DESIGN CAPACITY AND INCREASE NEW PRODUCT DEVELOPMENT
Equipment manufacturers constantly face changing industry dynamics. Titan directs its business and marketing strategy to understand and address the needs of its customers and demonstrate the advantages of its products. In particular, the Company often collaborates with customers in the design of new and upgraded products. Titan will occasionally recommend modified products to its customers based on its own market information. The Company tests new designs and technologies and develops methods of manufacturing to improve product quality and performance. These value-added services enhance Titan’s relationships with its customers.

EXPLORE ADDITIONAL STRATEGIC ACQUISITIONS
The Company’s expertise in the manufacture of steel wheels has permitted it to take advantage of opportunities to acquire businesses in the United States that complement this product line, including companies engaged in the tire market and companies that have wheel and tire assembly capabilities. In the future, Titan may make additional strategic acquisitions of businesses that have an off-highway focus.

ACQUISITION OF GOODYEAR’S NORTH AMERICAN FARM TIRE ASSETS
On December 28, 2005, Titan Tire Corporation, a subsidiary of Titan International, Inc. acquired The Goodyear Tire & Rubber Company’s North American farm tire assets. Titan Tire purchased the assets of Goodyear’s North American farm tire business for approximately $100 million in cash proceeds. The assets purchased include Goodyear’s North American plant, property and equipment located in Freeport, Illinois, and Goodyear’s North American farm tire inventory. The Company funded the acquisition through an increase in its revolving credit facility.

AGRICULTURAL MARKET
Titan’s agricultural rims, wheels and tires are manufactured for use on various agricultural and forestry equipment, including tractors, combines, skidders, plows, planters and irrigation equipment, and are sold directly to OEMs, independent distributors, equipment dealers and through Titan’s own distribution centers. The wheels and rims range in diameter from 9” to 54” with the 54” diameter being the largest agricultural wheel manufactured in North America. Basic configurations are combined with distinct variations (such as different centers and a wide range of material thickness) allowing the Company to offer a broad line of product models to meet customer specifications. Titan’s agricultural tires range from 8” to 85” in diameter and from 4.8” to 44” in width. The Company offers the added value of delivering a complete wheel and tire assembly to customers. Aftermarket tires are marketed through a network of independent distributors, equipment dealers and Titan’s own distribution centers.

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

CONSUMER MARKET
Titan builds a variety of products for all-terrain vehicles (ATV), turf, golf and trailer applications. Consumer wheels and rims range from 8” to 16” in diameter. Likewise, Titan produces a variety of tires for the consumer market. ATV tires using the new stripwinding manufacturing process have been introduced to the marketplace. For the domestic boat, recreational and utility trailers markets, the Company provides wheels and tires, and assembles brakes, actuators and components. The Company also offers the value-added service of a wheel and tire system for the consumer market.

MARKET CONDITIONS OUTLOOK
The Company’s sales were stable in 2005 when compared to the 2004 sales excluding Titan Europe, which was divested in April 2004. Titan’s agricultural sales in 2006 are expected to be significantly higher with the December 2005 acquisition of Goodyear’s North American farm tire assets. However, the overall agricultural market is expected to decline 5% to 10% in 2006 as a result of higher fuel and fertilizer costs. The earthmoving/construction market is anticipated to maintain current sales levels in 2006 as a result of strong energy and mining markets and continued high levels of construction spending. The performance of the consumer market, Titan’s smallest market, is largely tied to recreational spending habits and sales in this market are expected to remain steady in 2006.

OPERATIONS
Titan’s operations include manufacturing wheels, manufacturing tires, and combining these wheels and tires into assemblies for use in the agricultural, earthmoving/construction and consumer markets. These operations entail many manufacturing processes in order to complete the finished products.

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

Large earthmoving/construction steel wheels are manufactured from hot and cold-rolled steel sections. Hot-rolled sections are generally used to increase cross section thickness in high stress areas of large diameter wheels. A special cold forming process for certain wheels is used to increase cross section thickness while reducing the number of wheel components. Rims are built from a series of hoops that are welded together to form a rim base. The complete rim base is made from either three or five separate parts that lock together after the rubber tire has been fitted to the wheel and inflated.

For most consumer market wheels, the Company manufactures rims and center discs from steel sheets. Rims are rolled and welded, and discs are stamped and formed from the sheets. The manufacturing process then entails welding the rims to the centers and painting the assembled product.

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

QUALITY CONTROL
The Company is ISO 9001 certified at all four main manufacturing facilities located in Des Moines, IA; Freeport, IL; Quincy, IL; and Saltville, VA. The ISO 9001 series is a set of related and internationally recognized standards of management and quality assurance. The standards specify guidelines for establishing, documenting and maintaining a system to ensure quality. The ISO 9001 certifications are a testament to Titan’s dedication to providing quality products for its customers.

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

CAPITAL EXPENDITURES
Capital expenditures for 2005, 2004 and 2003 were $6.8 million, $4.3 million and $14.6 million, respectively. Capital expenditures in 2005 were used primarily for updating manufacturing equipment, expanding manufacturing capacity and for further automation at the Company’s facilities. Capital expenditures for 2006 are forecasted to be approximately $16 million to $18 million and will be used to enhance the Company’s existing facilities and manufacturing capabilities.

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

Titan distributes wheels and tires directly to OEMs. The distribution of aftermarket tires occurs primarily through a network of independent and OEM affiliated dealers. The Company distributes wheel and tire assemblies directly to OEMs and aftermarket customers through its own distribution network consisting of seven facilities throughout the United States.

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

RESEARCH, DEVELOPMENT AND ENGINEERING
The Company’s research, development and engineering staffs test original designs and technologies and develop new manufacturing methods to improve product performance. These services enhance the Company’s relationships with customers. The Company has spent $0.8 million, $1.9 million and $2.7 million on research and development for the years ended December 31, 2005, 2004 and 2003, respectively. These costs were primarily incurred in developing the LSW series of wheels and tires, which considerably enhances the performance of off-highway vehicles. The ongoing cost of research and development for the LSW has declined, although Titan continues to introduce new LSW wheel and tire assemblies for the agricultural, earthmoving/construction and consumer markets.

LSW wheel and tire assemblies reduce bounce, power hop, road lope and heat build-up, and provide more stability and safety for operators, which in turn may lead to greater productivity. The key to the success of the LSW is an increase in wheel diameter while maintaining the original outside tire diameter. This is accomplished by lowering the sidewall (LSW is an acronym for low sidewall) and increasing its strength. Maintaining the original outside diameter of the tire allows the LSW to improve the performance of agricultural, earthmoving/construction and consumer equipment without further modification.

CUSTOMERS
The Company’s 10 largest customers accounted for approximately 55% of net sales for the year ended December 31, 2005, compared to 57% for the year ended December 31, 2004. Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction and consumer markets combined represented 20% of the Company’s consolidated revenues for the year ended December 31, 2005, and 22% for the year ended 2004. Net sales to CNH Global N.V. in Titan’s three markets represented 11% of the Company’s consolidated revenues for both of the years ended December 31, 2005 and 2004. No other customer accounted for more than 10% of the Company’s net sales in 2005 or 2004. Management believes the Company is not totally dependent on any single customer, however, certain products are dependent on a few customers. While the loss of any substantial customer could impact the Company’s business, the Company believes that its diverse product mix and customer base minimizes a longer-term impact caused by any such loss.

ORDER BACKLOG
As of January 31, 2006, Titan estimates $122 million in firm orders compared to $118 million at January 31, 2005, for the Company’s U.S. operations. Orders are considered firm if the customer would be obligated to accept the product if manufactured and delivered pursuant to the terms of such orders. The Company believes that the majority of the current order backlog will be filled during the present year.

EMPLOYEES
At December 31, 2005, the Company employed approximately 1,800 people in the United States. Approximately 27% of the Company’s employees in the United States were covered by a collective bargaining agreement. In December 2005, the workers at the Des Moines facility ratified a labor extension through November 2010. The Natchez facility is covered by a second collective bargaining agreement to expire in December of 2006; however, this facility was idled in 2001 and currently has no employees. In January of 2006, the Company gained approximately 800 employees at the Freeport facility, which was a part of the Goodyear North American farm tire acquisition. The workers at the Freeport facility ratified a new labor agreement with a November 2010 expiration date. The Company believes employee relations are generally good.

INTERNATIONAL OPERATIONS
On April 7, 2004, Titan Luxembourg Sarl, a wholly-owned European subsidiary of the Company, sold 70% of the common stock of Titan Europe to the public on the AIM market in London. Titan Luxembourg was the largest single stockholder in Titan Europe Plc, retaining a 30% interest on the transaction date. On December 30, 2005, Titan Europe Plc issued additional shares of stock for an acquisition. As a result of these additional shares, the Company’s interest in Titan Europe Plc was diluted and decreased from 29.3% at December 31, 2004, to a 15.4% ownership position at December 30, 2005. With the decreased ownership percentage, effective December 30, 2005, the Company will no longer use the equity method to account for its interest in Titan Europe Plc.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, the Company will record the Titan Europe Plc investment as an available-for-sale security and report the investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity. The fair value of the Company’s investment in Titan Europe Plc was $48.5 million at December 31, 2005. The carrying value of Titan Europe Plc was $30.0 million at December 31, 2004.

For the year ended December 31, 2004, the Company generated $49.4 million, or approximately 10% percent, of its net sales from foreign operations. All of these sales were recorded in the first quarter, prior to the Titan Europe sale transaction. For financial information regarding international operations, see Note 29 to the consolidated financial statements of Titan International, Inc., included in Item 8 herein.

EXPORT SALES
The Company had total aggregate export sales of approximately $39.0 million, $56.2 million and $94.5 million, for the years ended December 31, 2005, 2004 and 2003, respectively. The significant reduction in 2005 and 2004 export sales primarily resulted from the sale of a majority interest in Titan Europe.

Exports to foreign markets are subject to a number of special risks, including but not limited to risks with respect to currency exchange rates, economic and political destabilization, other disruption of markets and restrictive actions by foreign governments (such as restrictions on transfer of funds, export duties and quotas and foreign customs). Other risks include changes in foreign laws regarding trade and investment, difficulties in obtaining distribution and support, nationalization, reforms of laws and policies of the United States affecting trade, foreign investment and loans and foreign tax laws. There can be no assurance that one, or a combination, of these factors will not have a material adverse effect on the Company’s ability to increase or maintain its export sales.

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

COMPETITION
The Company competes with several domestic and international companies, some of which are larger and have greater financial and marketing resources than Titan. The Company believes it is a primary source of steel wheels and rims to the majority of its North American customers. Major competitors in the off-highway wheel market include GKN Wheels, Ltd., Topy Industries, Ltd., Carlisle Companies Incorporated and certain other foreign competitors. Significant competitors in the off-highway tire market include Bridgestone/Firestone, Michelin, Carlisle Companies Incorporated and certain other foreign competitors.

The Company competes primarily on the basis of price, quality, customer service, design capability and delivery time. The Company’s ability to compete with international competitors may be adversely affected by currency fluctuations. In addition, certain of the Company’s OEM customers could, under individual circumstances, elect to manufacture the Company’s products to meet their requirements or to otherwise compete with the Company. There can be no assurance that the Company will not be adversely affected by increased competition in the markets in which it operates, or that competitors will not develop products that are more effective, less expensive or otherwise render certain of Titan’s products less competitive. From time to time, certain of the Company’s competitors have reduced their prices in particular product categories, which has prompted Titan to reduce prices as well. There can be no assurance that competitors of the Company will not further reduce prices in the future or that any such reductions would not have a material adverse effect on the Company.

AVAILABLE INFORMATION
The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are made available, without charge, through the Company’s website located at www.titan-intl.com as soon as reasonably practicable after they are filed with the Securities and Exchange Commission (SEC). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov website. The following documents are also posted on the Company’s website:

Audit Committee Charter
Compensation Committee Charter
Nominating/Corporate Governance Committee Charter
Business Conduct Policy

Printed copies of these documents are available, without charge, by writing to: Secretary of Titan International, Inc., 2701 Spruce Street, Quincy, IL 62301.

NEW YORK STOCK EXCHANGE CERTIFICATION
The Company submitted to the New York Stock Exchange during fiscal 2005 the Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 1A - RISK FACTORS

The Company is subject to various risks and uncertainties relating to or arising out of the nature of its business and general business, economic, financing, legal and other factors or conditions that may affect the Company. Realization of any of the following risks could have a material adverse effect on Titan’s business, financial condition, cash flows and results of operations.

•	The Company operates in cyclical industries and, accordingly, its business is subject to the numerous and continuing changes in the economy.

•	The Company’s debt may limit Titan’s financial and operating flexibility.

•	The Company has incurred, and may incur in the future, net losses.

•	The Company is exposed to price fluctuations of key commodities.

•	The Company relies on a limited number of suppliers.

•	The Company’s revenues are seasonal due to Titan’s dependence on agricultural, construction and recreational industries, which are seasonal.

•	The Company may be adversely affected by changes in government regulations and policies.

•
The Company is subject to new corporate governance requirements, and costs related to compliance with, or failure to comply with, existing and future requirements could adversely affect Titan’s business.

•	The Company’s customer base is relatively concentrated.

•	The Company faces substantial competition from international and domestic companies.

•	The Company’s business could be negatively impacted if Titan fails to maintain satisfactory labor relations,

•	Unfavorable outcomes of legal proceedings could adversely affect the Company’s financial condition and results of operations.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company’s properties are detailed by the location, size and focus of each facility as provided in the table below:

	Approximate square footage
Location	Owned	Leased	Use	Segment
Brownsville, TX	993,000		Manufacturing	Idled	(a)
Cartersville, GA		169,000	Distribution	All segments
Des Moines, IA	2,207,000		Manufacturing, distribution	All segments
Dublin, GA	20,000		Distribution	All segments
Elko, NV		4,000	Distribution	Earthmoving/Construction
Freeport, IL	1,202,000	211,000	Manufacturing, distribution	All segments
Greenwood, SC	110,000		Manufacturing	Idled	(a)
Natchez, MS		1,203,000	Manufacturing	Idled	(a)
Quincy, IL	1,134,000		Manufacturing, distribution	All segments
Saltville, VA	14,000	245,000	Manufacturing, distribution	Earthmoving/Construction
Walcott, IA	378,000		Manufacturing	Idled	(a)

(a)
The Company’s facilities in Brownsville, Texas, and Natchez, Mississippi, are currently not in operation. The Company has listed the majority of the machinery and equipment located at the Brownsville and Natchez facilities as available for sale. The Company’s facilities in Greenwood, South Carolina and Walcott, Iowa, are not in operation. The Company has listed the land and buildings at the Greenwood site as available for sale and has a contract for sale on the Walcott building. The Brownsville, Greenwood and Natchez facilities are currently being used for storage.

The Company considers each of its facilities to be in good operating condition and adequate for present use. Management believes that the Company has sufficient capacity to meet current market demand with the active facilities. The Company has no current plans to reopen the idled facilities.

ITEM 3 - LEGAL PROCEEDINGS

The State Court of California allowed the disbursement of the $24.5 million of restricted cash funds held in the Vehicular Technologies case in the fourth quarter of 2005. Titan recognized an expense accrual for the judgment of approximately $15.2 million. The Company received $4.3 million of the cash funds and is still awaiting the calculation of interest earned on the funds along with the associated receipt of interest to determine the amounts to be recorded.

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

ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol TWI. On January 31, 2006, there were approximately 900 holders of record of Titan common stock and an estimated 2,600 beneficial stockholders. The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE, as well as information concerning per share dividends declared for the periods indicated.

	High	Low	Dividends Declared
2005
First quarter	$15.45	$12.30	$0.005
Second quarter	15.85	13.12	0.005
Third quarter	14.58	12.64	0.005
Fourth quarter	18.17	13.15	0.005

2004
First quarter	$6.38	$3.04	$0.005
Second quarter	10.80	5.23	0.005
Third quarter	12.30	9.15	0.005
Fourth quarter	15.70	9.20	0.005

ITEM 6 - SELECTED FINANCIAL DATA

The selected financial data presented below, as of and for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, are derived from the Company’s consolidated financial statements, as audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

(All amounts in thousands, except per share data)
	Year Ended December 31,
	2005	2004	2003	2002	2001
Net sales	$470,133	$510,571	$491,672	$462,820	$457,475
Gross profit	64,210	79,500	29,703	29,741	18,664
Income (loss) from operations	11,999	33,322	(16,220)	(14,086)	(33,465)
(Loss) income before income taxes	(2,885)	15,215	(33,668)	(44,293)	(46,386)
Net income (loss)	11,042	11,107	(36,657)	(35,877)	(34,789)
Net income (loss) per share - basic	.61	.62	(1.75)	(1.73)	(1.68)
Net income (loss) per share - diluted	.60	.61	(1.75)	(1.73)	(1.68)
Dividends declared per common share	.02	.02	.02	.02	.03

	As of December 31,
(All amounts in thousands)
	2005	2004		2003	2002	2001
Working capital	$157,984	$114,898(a	)	$183,971	$170,263	$180,684
Current assets	206,167	154,668(a	)	286,946	254,569	262,723
Total assets	440,756	354,166(a	)	523,084	531,999	568,954
Long-term debt (b)	190,464	169,688(a	)	248,397	249,119	256,622
Stockholders’ equity	167,813	106,881(a	)	111,956	144,027	185,907

(a)  Amounts were affected by the April 2004 sale of a majority interest in Titan Europe, which is no longer consolidated. See Note 4 to the consolidated financial statements.

(b)  Excludes amounts due within one year and classified as a current liability.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS
Management’s discussion and analysis of financial condition and results of operations (MD&A) is designed to provide readers of these financial statements with a narrative from the perspective of the management of Titan International, Inc. (Titan or the Company) on Titan’s financial condition, results of operations, liquidity and other factors which may affect the Company’s future results.

FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in the Company’s business, (ii) future expenditures for capital projects, (iii) the Company’s ability to continue to control costs and maintain quality, (iv) ability to meet financial covenants and conditions of loan agreements, (v) the Company’s business strategies, including its intention to introduce new products, (vi) expectations concerning the performance and commercial success of the Company’s existing and new products and (vii) the Company’s intention to consider and pursue acquisitions and divestitures. Readers of this Form 10-K should understand that these forward-looking statements are based on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control.

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

The Company’s major OEM customers include large manufacturers of off-highway equipment such as Deere & Company, CNH Global N.V., Caterpillar Inc., AGCO Corporation, and Kubota Corporation, in addition to many other off-highway equipment manufacturers. The Company distributes products to OEMs, independent and OEM- affiliated dealers, and through a network of distribution facilities.

The Company recorded sales of $470.1 million in 2005, down 7.9% from the $510.6 million recorded in 2004. Pro forma sales excluding those of Titan Europe, which was sold in April 2004, were $470.1 million in 2005, up 2.0% from the $461.1 million of pro forma sales in 2004. The Company’s sales were relatively stable when compared to 2004 excluding Titan Europe’s sales.

Titan’s net income was $11.0 million for 2005, compared to $11.1 million in 2004. Diluted income per share was $.60 for 2005, compared to $.61 in 2004.

RESULTS OF OPERATIONS
The following table sets forth the Company’s statement of operations expressed as a percentage of net sales for the periods indicated. This table and subsequent discussions should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

	As a Percentage of Net SalesYear ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	86.3	84.4	94.0
Gross profit	13.7	15.6	6.0

Selling, general and administrative expenses	6.7	7.1	8.8
Research and development expenses	0.2	0.4	0.5
Dyneer legal charge	3.2	0.0	0.0
Idled assets depreciation	1.0	1.0	0.0
Goodwill impairment on Titan Europe	0.0	0.6	0.0
Income (loss) from operations	2.6	6.5	(3.3)

Interest expense	(1.8)	(3.2)	(4.1)
Noncash convertible debt conversion charge	(1.6)	0.0	0.0
Debt termination expense	0.0	(0.7)	0.0
Other income	0.2	0.4	0.5
(Loss) income before income taxes	(0.6)	3.0	(6.9)
(Benefit) provision for income taxes	(2.9)	0.8	0.6
Net income (loss)	2.3%	2.2%	(7.5)%

In addition, the following table sets forth components of the Company’s net sales classified by segment for the years ended December 31, (in thousands):
	2005	2004	2003
Agricultural	$310,361	$316,235	$288,545
Earthmoving/Construction	131,982	160,297	169,087
Consumer	27,790	34,039	34,040
Total	$470,133	$510,571	$491,672

The following is a summary of the Titan Europe results included in the historical results of the Company for the years ended December 31, (in thousands):
	2005 (a)	2004 (a)	2003
Agricultural	$0	$24,264	$79,237
Earthmoving/Construction	0	23,460	60,631
Consumer	0	1,722	3,856
Total	$0	$49,446	$143,724

(a)	70% interest in Titan Europe sold in April 2004.

ACQUISITION OF GOODYEAR’S NORTH AMERICAN FARM TIRE ASSETS
On December 28, 2005, Titan Tire Corporation, a subsidiary of Titan International, Inc., acquired The Goodyear Tire & Rubber Company’s North American farm tire assets. Titan Tire purchased the assets of Goodyear’s North American farm tire business for approximately $100 million in cash proceeds. The assets purchased include Goodyear’s North American plant, property and equipment located in Freeport, Illinois, and Goodyear’s North American farm tire inventory. The Company funded the acquisition through an increase in its revolving credit facility.

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

STOCK REPURCHASE
On April 20, 2004, the Company purchased the shares of Titan common stock held by Citicorp Venture Capital, Ltd. (CVC) (approximately 4.9 million shares) for a cash payment of $15.0 million. In connection with this purchase of Titan’s common stock, the Company recorded an accrued contingent liability of $5.0 million for contingent obligations under the stock purchase agreement. Accordingly, these treasury shares were valued at $20.0 million. As of December 31, 2005, the contingent liability was offset to the Dyneer legal charge to which it related. CVC was formerly Titan’s largest single stockholder, owning approximately 23% of the total outstanding shares.

SALE OF A MAJORITY INTEREST IN TITAN EUROPE
On April 7, 2004, Titan Luxembourg Sarl, a wholly-owned European subsidiary of the Company, sold 70% of the common stock of Titan Europe, to the public on the AIM market in London. Titan Luxembourg was the largest single stockholder in Titan Europe Plc, retaining a 30% interest on the date of the transaction. Titan Luxembourg’s proceeds from the sale of Titan Europe shares were approximately $62 million, before fees and expenses of approximately $2.8 million. The Company recorded cash receipts of $50 million and a five-year note receivable of $9.2 million from the newly created public company, Titan Europe Plc.

In the first quarter of 2004, the Company recognized a $3.0 million goodwill impairment charge on the pending sale of a majority interest in Titan Europe in accordance with the Company’s goodwill impairment policy. Net proceeds from the sale of Titan Europe were used to reduce the Company’s debt balances and $15.0 million of the proceeds were used to purchase the shares of Titan common stock (approximately 4.9 million shares) held by Citicorp Venture Capital, Ltd.

Prior to the April 2004 transaction, Titan Europe was consolidated in the Company’s financial statements. Subsequent to the April 2004 transaction, the Company accounted for its interest in Titan Europe Plc as an equity investment. The Company recognized equity income on its investment in Titan Europe Plc of $2.9 million in 2005 and $1.3 million in 2004. On December 30, 2005, Titan Europe Plc issued additional shares of stock for an acquisition. As a result of these additional shares, the Company’s interest in Titan Europe Plc was diluted and decreased from 29.3% at December 31, 2004, to a 15.4% ownership position at December 30, 2005. With the decreased ownership percentage, effective December 30, 2005, the Company will no longer use the equity method to account for its interest in Titan Europe Plc.

In accordance with SFAS No. 115, the Company will record the Titan Europe Plc investment as an available-for-sale security and report the investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity. The fair value of the Company’s investment in Titan Europe Plc was $48.5 million at December 31, 2005. The carrying value of Titan Europe Plc was $30.0 million at December 31, 2004.

The following is a summary of the Titan Europe results included in the historical results of the Company for the years ended December 31 (in millions):
	2005	2004	2003
Net sales	$0.0	$49.4	$143.7
Gross profit	0.0	8.3	20.3
Income from operations	0.0	0.4	5.4

CRITICAL ACCOUNTING POLICIES
Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The Company’s application of these policies involves assumptions that require difficult subjective judgments regarding many factors, which, in and of themselves, could materially impact the financial statements and disclosures. A future change in the estimates, assumptions or judgments applied in determining the following matters, among others, could have a material impact on future financial statements and disclosures.

REVENUE RECOGNITION
The Company records sales revenue when products are shipped to customers and both title and the risks and rewards of ownership are transferred. Provisions are established for sales returns and uncollectible accounts based on historical experience. Should these trends change, adjustments to the estimated provisions would be necessary.

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 29% of inventories and the first-in, first-out (FIFO) method for the remainder of inventories. The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method. The major rubber material inventory and related work-in-process and their finished goods are accounted for under the FIFO method. Market value is estimated based on current selling prices. Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price based on historical experience. Should this experience change, adjustments to the estimated provisions would be necessary.

IMPAIRMENT OF FIXED ASSETS
The Company reviews fixed assets to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. Impairment losses are measured as the excess of the carrying value of the asset over the discounted expected future cash flows, or the fair value of the asset. The Company had idled assets marketed for sale of $18.3 million and $31.2 million at December 31, 2005 and 2004, respectively. With the sales process extending more than 12 months, the remaining idled assets were depreciated during the fourth quarter of 2004 in accordance with SFAS No. 144 and reclassified to noncurrent. Appraisals from third-party valuation firms indicate that the fair market values of the machinery and equipment at these facilities exceed their respective carrying values. Significant assumptions relating to future operations must be made when estimating future cash flows. Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

IMPAIRMENT OF GOODWILL
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. The Company’s goodwill was $11.7 million at December 31, 2005 and 2004. Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment. Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

RETIREMENT BENEFIT OBLIGATIONS
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002. The Company expects to contribute approximately $3.3 million to these frozen defined benefit pension plans in 2006. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 23 to the Company’s financial statements.

The effect of hypothetical changes to selected assumptions on the Company’s frozen pension benefit obligations would be as follows (in thousands):
		December 31, 2005		2006
		Increase	Increase	Increase
	Percentage	(Decrease)	(Decrease)	(Decrease)
Assumptions	Change	PBO (a)	Equity (b)	Expense
Pension
Discount rate (c)	+/-.5	$(3,057)/$3,314	$3,057/$(3,314)	$(77)/$79
Expected return on assets	+/-.5			$(275)/$275

(a)	Projected benefit obligation (PBO) for pension plans.

(b)	Pretax minimum pension liability adjustment.

(c)	Pretax impact on service cost, interest cost and amortization of gains or losses.

VALUATION OF INVESTMENT ACCOUNTED FOR AS AVAILABLE- FOR-SALE SECURITY
The Company had an investment in Titan Europe Plc of $48.5 million as of December 31, 2005, representing a 15.4% ownership position. This investment is recorded as “Investment in Titan Europe Plc” on the consolidated balance sheet. The Company reports this investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. If the fair value declines below the amortized cost basis, the Company determines if this decline is other than temporary. If the decline in fair value is judged to be other than temporary, an impairment charge is recorded. Should unforeseen events occur or investment trends change significantly, impairment losses could occur.

INVESTMENT EXPOSURES
The Company accounted for its interest in Titan Europe Plc as an equity investment subsequent to the sale of a majority interest in April 2004. The Company recognized equity income on its investment in Titan Europe Plc of $2.9 million in 2005 and $1.3 million in 2004. On December 30, 2005, Titan Europe Plc issued additional shares of stock for an acquisition. As a result of these additional shares, the Company’s interest in Titan Europe Plc was diluted and decreased from 29.3% at December 31, 2004, to a 15.4% ownership position at December 30, 2005. With the decreased ownership percentage, effective December 30, 2005, the Company will no longer use the equity method to account for its interest in Titan Europe Plc.

In accordance with SFAS No. 115, the Company will record the Titan Europe Plc investment as an available-for-sale security and report the investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity. The fair value of the Company’s investment in Titan Europe Plc was $48.5 million at December 31, 2005. The carrying value of Titan Europe Plc was $30.0 million at December 31, 2004.

Dividends received in 2005 and 2004 from this investment were $0.9 million and $0.3 million, respectively. Titan Europe Plc is publicly traded on the AIM market in London. Prior to the sale of a majority interest in April 2004, Titan Europe was consolidated in the Company’s financial statements.

IDLED ASSETS MARKETED FOR SALE
In December 2003, the Company’s management and Board of Directors approved the sale of certain operating assets with a carrying value of $37.8 million at December 31, 2003. With the sales process extending more than 12 months, the remaining idled assets were depreciated during the fourth quarter of 2004 in accordance with SFAS No. 144 and reclassified to noncurrent. The idled assets marketed for sale balance was $18.3 million at December 31, 2005, and $31.2 million at December 31, 2004. Included in the December 31, 2005, balance was land and buildings at the Company’s idled facility in Greenwood, South Carolina, of $1.9 million. Machinery and equipment located at the Company’s idled facilities in Brownsville, Texas, and Natchez, Mississippi, totaling $16.4 million are also included in idled assets marketed for sale at December 31, 2005.

Depreciation on these idled assets was $4.7 million, $5.3 million, and $5.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. During 2005 and 2004, approximately $5.8 million and $1.3 million of idled assets were sold or placed back into service. Also in 2005, the Company received a contract for sale for the land and building at the Walcott, Iowa facility, which had a book value of $2.4 million. Appraisals from third-party valuation firms indicate that the fair market values of the remaining machinery and equipment at these facilities exceed their respective carrying values. The Company has had inquiries regarding these assets and will continue the sales process in 2006. Also, as a result of the Goodyear North American farm asset acquisition, the Company is considering placing some of the idled machinery and equipment back into service at the Des Moines, Iowa, or Freeport, Illinois, facilities.

FISCAL YEAR ENDED DECEMBER 31, 2005, COMPARED TO FISCAL YEAR ENDED
DECEMBER 31, 2004

RESULTS OF OPERATIONS
The following table provides highlights for the year ended December 31, 2005, compared to 2004
(amounts in thousands, except per share data):
	2005	2004
Net sales	$470,133	$510,571
Gross profit	64,210	79,500
Gross margin	13.7%	15.6%
Income from operations	11,999	33,322
Net income	11,042	11,107
Diluted earnings per share	.60	.61

The following is a summary of the Titan Europe results included in the historical results of the Company for the year ended December 31, 2005, compared to 2004 (amounts in thousands, except per share data):

	2005 (a)	2004 (a)
Net sales	$0	$49,446
Gross profit	0	8,272
Gross margin	0.0%	16.7%
Income from operations	0	420

(a)	70 % interest in Titan Europe sold in April 2004.

Net Sales
Net sales for the year ended December 31, 2005, were $470.1 million compared to $510.6 million for the year ended December 31, 2004. Had the sale of the majority interest in Titan Europe occurred on January 1, 2004, pro forma net sales would have been $470.1 million and $461.1 million for the years ended December 31, 2005 and 2004, respectively. Sales on a comparative basis were higher by $9.0 million, a 2% increase.

Cost of Sales and Gross Profit
Cost of sales was $405.9 million for the year ended December 31, 2005, as compared to $431.1 million in 2004. Gross profit for the year 2005 was $64.2 million or 13.7% of net sales, compared to $79.5 million, or 15.6% of net sales for 2004. Had the sale of the majority interest in Titan Europe occurred on January 1, 2004, pro forma gross profit would have been $71.2 million, or 15.4% of net sales for 2004. Gross profit was negatively impacted by higher raw material and energy costs. Raw material and energy costs increased by approximately $7 million in 2005 over 2004, accounting for a gross profit decrease of 1.7% of net sales.

Administrative Expenses
Selling, general and administrative (SG&A) and research and development (R&D) expenses were $32.3 million or 6.9% of net sales for the year ended December 31, 2005, as compared to $37.9 million or 7.4% of net sales for 2004. Administrative expenses as a percentage of net sales were positively impacted by the sale of a majority interest in Titan Europe, which had administrative expenses that averaged 10% to 11% on a historical basis. Titan Europe administrative expenses of $7.9 million were included in 2004.

Idled Assets Marketed for Sale
The Company’s profit margins have been negatively affected by the depreciation associated with the idled assets marketed for sale. The idled assets balance at December 31, 2005, was $18.3 million. Included in the December 31, 2005, balance is land and a building at the Company’s idled facility in Greenwood, South Carolina, of $1.9 million. Machinery and equipment located at the Company’s idled facilities in Brownsville, Texas, and Natchez, Mississippi, totaling $16.4 million are also included in idled assets at December 31, 2005. With the sales process extending more than 12 months, the idled assets were depreciated during the fourth quarter of 2004 in accordance with SFAS No. 144, and the Company incurred $4.7 million and $5.3 million in depreciation related to the idled assets for the years ended December 31, 2005 and 2004, respectively.

Dyneer Legal Charge
The State Court of California allowed the disbursement of the $24.5 million of restricted cash funds held in the Vehicular Technologies case in the fourth quarter of 2005. Titan recognized the Dyneer legal charge for the judgment of approximately $15.2 million for this case. The Company received $4.3 million of the cash funds and is still awaiting the calculation of interest earned on the funds along with the associated receipt of interest to determine the amounts to be recorded.

Income from Operations
Income from operations for the year ended December 31, 2005, was $12.0 million or 2.6% of net sales, compared to $33.3 million or 6.5% in 2004. Excluding the Dyneer legal charge, income from operations for the year ended December 31, 2005, were $27.2 million or 5.8% of net sales. The Company recognized a $3.0 million goodwill impairment charge in the first quarter of 2004 on the pending sale of a majority interest in Titan Europe in accordance with the Company’s goodwill impairment process. The decreased income from operations in 2005 as compared to 2004 resulted primarily from the decreased gross profit of $15.3 million and the Dyneer legal charge of $15.2 million offset by the administrative expense decrease of $5.6 million and the $3.0 million goodwill impairment charge in 2004.

Interest Expense
Net interest expense for the year 2005 was $8.6 million compared to $16.2 million in 2004. The Company’s average debt balances were approximately $83 million lower when compared to 2004 resulting in a reduction of interest expense of $6.1 million. The Company’s average interest rates were 6.2%, approximately one percentage point lower in 2005 than the average 2004 interest rate resulting in an interest savings of $1.5 million.

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

Other Income
Other income was $1.0 million in 2005 as compared to $1.7 million in 2004. Included in other income is equity income on the Titan Europe Plc investment of $2.9 million in 2005 as compared to $1.3 million in 2004. Currency exchange, which is also included in other income, was a loss of $1.3 million in 2005 as compared to gain of $0.5 million in 2004.

Income Tax Expense
The Company recorded an income tax benefit of $13.9 million and an income tax expense of $4.1 million and $3.0 million for the years ended December 31, 2005, 2004, and 2003, respectively.   As a result of several years of previous losses, the Company recorded a valuation allowance against its net deferred tax asset, consistent with the Company’s accounting policies. As a result of anticipated utilization of net operating loss carryforward in connection with its future Federal income tax filings, the Company recorded a tax benefit of $13.9 million as a result of the reversal of the Company’s valuation allowance. The Company’s net operating loss carryforward of approximately $37 million expires in 2023.

Net Income
Net income for the year ended December 31, 2005, was $11.0 million, compared to $11.1 million in 2004. Basic earnings per share was $.61 for the year ended December 31, 2005, as compared to $.62 in 2004. Diluted earnings per share was $.60 for the year ended December 31, 2005, as compared to $.61 in 2004.

Agricultural Segment Results
Net sales in the agricultural market were $310.4 million for the year ended December 31, 2005, as compared to $316.2 million in 2004. Had the sale of the majority interest in Titan Europe occurred on January 1, 2004, net sales in the agricultural market for the year ended December 31, 2005, would have been $310.4 million, as compared to $292.0 million in 2004. Income from operations in the agricultural market was $31.8 million for the year 2005 as compared to $38.6 million in 2004. Income from operations in the agricultural market was negatively affected by higher raw material and energy costs of approximately $5 million.

Earthmoving/Construction Segment Results
The Company’s earthmoving/construction market net sales were $132.0 million for the year ended December 31, 2005, as compared to $160.3 million in 2004. Had the sale of the majority interest in Titan Europe occurred on January 1, 2004, net sales in the earthmoving/construction market for years ended December 31, 2005 and 2004, would have been $132.0 million and $136.8 million, respectively. The Company’s earthmoving/construction market income from operations was $17.7 million for the year 2005, up from $16.6 million in 2004 due to higher margins related to product mix that offset the higher raw material and energy costs of approximately $2 million.

Consumer Segment Results
Consumer market net sales were $27.8 million for the year ended December 31, 2005, as compared to $34.0 million in 2004. Had the sale of the majority interest in Titan Europe occurred on January 1, 2004, net sales in the consumer market for the years ended December 31, 2005 and 2004, would have been $27.8 million and $32.3 million, respectively. Consumer market income from operations remained relatively stable at $1.8 million for the year 2005 as compared to $1.9 million in 2004.

Foreign Subsidiaries Sales
Net sales at foreign subsidiaries were $0.0 million for the year ended December 31, 2005, as compared to $49.4 million in 2004. The sales decrease at foreign subsidiaries was due to the April 2004 sale of a majority interest in Titan Europe, which comprised all of the Company’s foreign subsidiary sales. Titan retains a 15.4% ownership in Titan Europe Plc at December 31, 2005. Titan Europe’s sales were no longer consolidated with Titan beginning in the second quarter of 2004 as a result of the ownership decrease to approximately 30% upon the April 2004 transaction.

Corporate Expenses
Income from operations on a segment basis does not include corporate expenses carried at the corporate level totaling $24.0 million for the year ended December 31, 2005, as compared to $23.8 million in 2004. The Dyneer legal charge of $15.2 million is also not included in income from operations on a segment basis.

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

The following is a summary of the Titan Europe results included in the historical results of the Company for the year ended December 31, 2004 compared to 2003 (amounts in thousands, except per share data):

	2004 (a)	2003
Net sales	$49,446	$143,724
Gross profit	8,272	20,281
Gross margin	16.7%	14.1%
Income from operations	420	5,415

(a)	70 % interest in Titan Europe sold in April 2004.

Net Sales
Net sales for the year ended December 31, 2004, were $510.6 million compared to $491.7 million for the year ended December 31, 2003. Net sales increased despite the sale of a majority interest in Titan Europe on April 7, 2004. Had the Titan Europe transaction occurred on January 1, 2003, pro forma net sales would have been $461.1 million and $347.9 million for the years ended December 31, 2004 and 2003, respectively. The increase in net sales on a comparative basis was $113.2 million. Of this amount, approximately 26% was due to price increases related to higher raw material costs being passed on to customers. The remaining amount was primarily attributed to higher demand from the Company’s agricultural segment.

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

Administrative Expenses
Selling, general and administrative (SG&A) and research and development (R&D) expenses were $37.9 million or 7.4% of net sales for the year ended December 31, 2004, as compared to $45.9 million or 9.3% of net sales for 2003. Despite the increase in sales, the Company was able to maintain administrative expenses below the previous year’s level. Administrative expenses as a percentage of net sales were positively impacted by the sale of a majority interest in Titan Europe, which had administrative expenses that averaged 10% to 11% on a historical basis.

The Company’s profit margins have been affected by the costs associated with the idled assets marketed for sale. The idled assets balance at December 31, 2004, was $31.2 million. Included in the December 31, 2004, balance are land and buildings at the Company’s idled facilities in Walcott, Iowa, and Greenwood, South Carolina, totaling $4.6 million. Machinery and equipment located at the Company’s idled facilities in Brownsville, Texas, and Natchez, Mississippi, totaling $26.6 million are also included in idled assets at December 31, 2004. With the sales process extending more than 12 months, the remaining idled assets were depreciated during the fourth quarter of 2004 in accordance with SFAS No. 144, and the Company incurred $5.3 million in depreciation related to the idled assets for the year ended December 31, 2004. In the first quarter of 2004, the Company recognized a $3.0 million goodwill impairment charge on the pending sale of a majority interest in Titan Europe in accordance with the Company’s goodwill impairment policy.

Income (Loss) from Operations
Income from operations for the year ended December 31, 2004, was $33.3 million or 6.5% of net sales, compared to a loss from operations of $(16.2) million or (3.3)% in 2003. Operating results were primarily impacted by efficiency related to higher sales volume, facility consolidations and certain price increases. This efficiency was partially offset by the $3.0 million goodwill impairment charge on Titan Europe.

Interest Expense
Net interest expense for the year 2004 was $16.2 million compared to $20.2 million in 2003. The reduced interest expense was due to lower average interest rates and debt balances. The primary transactions that reduced interest expense in 2004 were the April sale of the majority interest in Titan Europe and in July, the Company sold 5.25% senior unsecured convertible notes of $115 million to help fund the redemption of all of the Company’s 8.75% senior subordinated notes of approximately $137 million.

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

Equity Investment Income and Other Income
The Company recognized equity income on its investment in Titan Europe Plc of $1.3 million in 2004. Other income was $0.4 million for the year 2004, as compared to $5.5 million in 2003. Other income was significantly higher in 2003 due to Titan Europe having $3.0 million of other income, which is no longer consolidated after the sale of a majority interest in Titan Europe.

Income Tax Expense
The Company recorded income tax expense of $4.1 million and $3.0 million for the years ended December 31, 2004 and 2003, respectively.   As a result of several years of previous losses, the Company had recorded a valuation allowance against its net deferred tax asset position, consistent with the Company’s accounting policies. As a result of anticipated utilization of a net operating loss carryforward in connection with its 2004 Federal income tax filing, the Company reduced the valuation allowance related to its net deferred tax asset position by $7.1 million. The Company’s net operating loss carryforward of approximately $37 million expires in 2023.

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

Agricultural Segment Results
Net sales in the agricultural market were $316.2 million for the year ended December 31, 2004, as compared to $288.5 million in 2003. Had the sale of the majority interest in Titan Europe occurred on January 1, 2003, net sales in the agricultural market for the year ended December 31, 2004, would have been $292.0 million, as compared to $209.3 million in 2003. Agricultural market net sales increased as a result of stronger demand coupled with higher raw material costs that were passed on to customers. Income from operations in the agricultural market was $38.6 million for the year 2004 as compared to $4.9 million in 2003. Income from operations in the agricultural market was positively affected by efficiencies gained from higher production levels, facility consolidations and certain price increases.

Earthmoving/Construction Segment Results
The Company’s earthmoving/construction market net sales were $160.3 million for the year ended December 31, 2004, as compared to $169.1 million in 2003. Had the sale of the majority interest in Titan Europe occurred on January 1, 2003, net sales in the earthmoving/construction market for years ended December 31, 2004 and 2003, would have been $136.8 million and $108.5 million, respectively. Earthmoving/construction sales were higher as a result of steady growth in the market along with material cost increases that were passed on to customers. The Company’s earthmoving/construction market income from operations was $16.6 million for the year 2004, up from $4.0 million in 2003. Income from operations in the earthmoving/construction market was positively affected by efficiencies gained from higher production levels, facility consolidations and certain price increases.

Consumer Segment Results
Consumer market net sales were $34.0 million for each of the years ended December 31, 2004 and 2003. Had the sale of the majority interest in Titan Europe occurred on January 1, 2003, net sales in the consumer market for the years ended December 31, 2004 and 2003, would have been $32.3 million and $30.2 million, respectively. Consumer market income from operations was $1.9 million for the year 2004 as compared to loss from operations of $(0.3) million in 2003. The increase in income from operations in the consumer market was primarily attributed to a change in sales mix to higher margin products and facility consolidations.

Foreign Subsidiaries Sales
Net sales at foreign subsidiaries were $49.4 million for the year ended December 31, 2004, as compared to $143.7 million in 2003. The sales decrease at foreign subsidiaries was due to the April 2004 sale of a majority interest in Titan Europe, which comprised all of the Company’s foreign subsidiary sales. Titan held a 29.3% ownership in Titan Europe at December 31, 2004. Titan Europe was accounted for as an equity investment, and, therefore, their sales were no longer consolidated with Titan beginning in the second quarter of 2004.

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

TITAN EUROPE SEGMENT RESULTS

The following is a summary of the Titan Europe results included in the historical results of the Company for the years ended December 31 (in millions):

2005	Agricultural	Earthmoving/ Construction	Consumer	Reconciling Items		Consolidated Totals
Revenues from external customers	$0.0	$0.0	$0.0	$0.0		$0.0
Income (loss) from operations	0.0	0.0	0.0	0.0(a	)	0.0

2004
Revenues from external customers	$24.3	$23.4	$1.7	$0.0		$49.4
Income (loss) from operations	0.8	0.5	(0.1)	(0.8(a	))	0.4

2003
Revenues from external customers	$79.2	$60.6	$3.9	$0.0		$143.7
Income (loss) from operations	5.1	2.9	0.2	(2.8(a	))	5.4

(a)	Represents corporate expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of December 31, 2005, the Company had $0.6 million of unrestricted cash balances within various bank accounts. This unrestricted cash balance decreased by $0.5 million from December 31, 2004, due to the cash flows discussed in the following paragraphs.

Operating cash flows
For the year ended December 31, 2005, positive cash flows from operating activities of $22.9 million resulted primarily from net income of $11.0 million, noncash charges of $20.7 million for depreciation and amortization and a $7.2 million noncash convertible debt conversion charge offset by a noncash deferred income tax provision of $14.5 million. In comparison, for the year ended December 31, 2004, positive cash flows from operation activities of $18.1 million resulted primarily from income of $11.1 million and depreciation and amortization of $24.9 million offset by an increase in accounts receivable of $10.8 million and an inventory increase of $8.8 million.

Investing cash flows
Net cash used for investing activities was $76.7 million in 2005, as compared to $62.4 million provided by investing activities in 2004. Titan invested $100.0 million for the Goodyear North American farm tire acquisition in 2005. The Company invested a total of $6.8 million in capital expenditures in 2005. In comparison the 2004 capital expenditures were $4.3 million. The Company estimates that capital expenditures for 2006 could range between $16 million and $18 million. A decrease in restricted cash provided $24.5 million and asset sales provided $5.5 million in 2005. In 2004, restricted cash decreased $24.6 million. In April 2004, the Company received net proceeds of $50.0 million on the sale of a majority interest in Titan Europe and recorded a $9.2 million note receivable from the newly created public company, Titan Europe Plc.

Financing cash flows
Net cash provided by financing activities in 2005 was $53.3 million. This cash was primarily provided by $53.4 million of net debt borrowings over repayments on debt. In 2004, net debt repayments were $65.8 million and $15 million of common stock was repurchased.

Debt Covenants
The Company’s revolving credit facility contains various covenants and restrictions. The financial covenants in this agreement require that the (i) Company’s minimum book value of eligible accounts receivable and eligible inventory be equal to or greater than $75 million (or equal to or greater than $100 million when the 30-day average of the outstanding revolver balance exceeds $100 million), (ii) collateral coverage be equal to or greater than 1.25 times the outstanding revolver balance, and (iii) if the 30-day average of the outstanding revolver balance exceeds $175 million, the fixed charge coverage ratio be equal to or greater than a 1.0 to 1.0 ratio. Restrictions include (i) limits on payments of dividends and repurchases of the Company’s stock, (ii) restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company, (iii) limitations on investments, dispositions of assets and guarantees of indebtedness, and (iv) other customary affirmative and negative covenants. These covenants and restrictions could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions. If the Company were unable to meet these covenants, the Company would be in default on these loan agreements.

The Company is in compliance with these covenants and restrictions as of December 31, 2005. The Company’s minimum book value of eligible accounts receivable and eligible inventory is required to be equal to or greater than $75 million and the Company computed it to be $160.2 million at December 31, 2005. The collateral coverage is required to be equal to or greater than 1.25 times the outstanding revolver balance and was calculated to be 2.4 times this balance at December 31, 2005. The fixed charge coverage ratio must be equal to or greater than a 1.0 to 1.0 ratio if the 30-day average of the outstanding revolver balance exceeds $175 million. This covenant did not apply for the quarter ended December 31, 2005. The outstanding revolver balance was $114.8 million at December 31, 2005, including cash borrowings of $99.1 million and letters of credit of $15.7 million.

Other Issues
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances. Historically, Titan tends to experience higher sales demand in the first and second quarters.

A building in Brownsville, Texas, which had previously been leased, was purchased in November 2005 for $13.0 million. The building was purchased with a debt payment schedule of approximately $1.1 million monthly for 12 months.

The Company had restricted cash of $0.0 million and $24.5 million at December 31, 2005 and 2004, respectively. The restricted cash of $24.5 million was on deposit for the Dyneer court appeal. The State Court of California allowed the disbursement of the $24.5 million of restricted cash funds held in the Vehicular Technologies case in the fourth quarter of 2005. Titan recognized the Dyneer legal charge for the judgment of approximately $15.2 million for this case.

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

The Company’s Board of Directors authorized Titan to repurchase up to 10.0 million shares of its common stock in addition to the 4.9 million CVC shares. The Company repurchased 4.9 million and 0.2 million shares of its common stock at a cost of $20.0 million, $0.2 million in 2004 and 2003, respectively. No stock was repurchased in 2005. The Company repurchased 7.2 million shares in years prior to 2003 leaving Titan with authorization to repurchase an additional 2.5 million common shares subject to debt agreement covenants.

LIQUIDITY OUTLOOK
At December 31, 2005, the Company had unrestricted cash and cash equivalents of $0.6 million and $85.2 million of unused availability under the terms of its revolving credit facility. The availability under the Company’s $200 million revolving credit facility was reduced by $99.1 million of cash borrowings and $15.7 million for outstanding letters of credit. At December 31, 2005, the Company had $18.3 million of idled assets marketed for sale. The Company estimates that capital expenditures for 2006 could range between $16 million and $18 million. The Company has scheduled debt principal payments amounting to $12.0 million due during 2006. The Company expects to contribute approximately $3.3 million to its frozen defined benefit pension plans during 2006. The Company has a net operating loss carryforward of approximately $37 million, expiring in 2023, which is expected to reduce the Company’s income tax payments in the future.

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

American Jobs Creation Act of 2004
On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law by the President of the United States of America. This legislation resulted in sweeping revisions to the U.S. Internal Revenue Code and related regulations. The Act provides for a number of changes, including providing taxpayers with an opportunity to repatriate foreign-source income in the U.S. if such repatriated income is invested in the U.S. under a properly approved domestic reinvestment plan. The repatriation provisions of this Act benefited the Company by preserving net operating loss carryforwards.

INFLATION
The Company is subject to the effect of price fluctuations. During 2005 and 2004, the Company realized dramatic, unprecedented increases in pricing for purchases of steel and rubber used in the manufacture of its products. While the cost outlook for commodities used in the Company’s production is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments.

CONTRACTUAL OBLIGATIONS
The Company’s contractual obligations at December 31, 2005, consisted of the following (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (a) (b)	$202,459	$11,995	$99,764	$90,700	$0
Long-term debt - Estimated interest (c)	39,631	13,022	23,747	2,862	0
Operating leases	4,011	1,660	1,981	370	0
Purchase obligations	3,136	1,223	1,580	333	0
Other long-term liabilities (d)	15,000	3,300	6,600	5,100	0
Total	$264,237	$31,200	$133,672	$99,365	$0

(a)	Long-term debt includes current maturities.

(b)	Long-term debt includes debt of $11.9 million on a building in Brownsville, Texas, that had previously been leased and was purchased in November 2005.

(c)
Estimated interest payments are based on the Company’s year-end 2005 debt balances and maturities including interest rates that are anticipated to remain at the current rates. The Company’s actual debt balances and interest rates may fluctuate in the future. Therefore, actual interest payments may vary from those payments detailed in the above table.

(d)
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

OFF-BALANCE SHEET ARRANGEMENTS
The Company has no material off-balance sheet arrangements.

MARKET RISK SENSITIVE INSTRUMENTS

Exchange Rate Sensitivity
The Company is exposed to fluctuations in the British pound, Euro and other world currencies. Titan does not hedge foreign currency transaction or translation exposures. The Company’s net investment in foreign entities translated into U.S. dollars was $56.9 million at December 31, 2005, and $42.5 million at December 31, 2004. The hypothetical potential loss in value of the Company’s net investment in foreign entities resulting from a 10% adverse change in foreign currency exchange rates at December 31, 2005, would amount to $5.7 million.

Commodity Price Sensitivity
The Company does not generally enter into long-term commodity contracts and does not use derivative commodity instruments to hedge its exposures to commodity market price fluctuations. Therefore, the Company is exposed to price fluctuations of its key commodities, which consist primarily of steel and rubber. The Company attempts to pass on certain material price increases and decreases to its customers, depending on market conditions.

Interest Rate Sensitivity
The Company has a revolving credit facility and an industrial revenue bond that have variable interest rates. If the revolving credit facility were fully drawn, a 1% change in the interest rate would change the Company’s interest expense by $2.1 million.

At December 31, 2005, the fair value of the Company’s senior unsecured convertible notes, based upon quoted market prices obtained through independent pricing sources, was $118.5 million, compared to the carrying value of $81.2 million. The Company believes the carrying value of its other debt reasonably approximates fair value at December 31, 2005.

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

MARKET CONDITIONS AND OUTLOOK
In 2004 and the first half of 2005, the Company benefited from increased demand for Titan products as many OEM manufacturers benefited from higher equipment demand. This demand was driven by the increase in production of new agricultural and earthmoving/construction vehicles that use the Company’s products. In the second half of 2005, this demand softened. The higher domestic sales levels along with facility consolidations have allowed Titan to manufacture its products in a more efficient operating environment. However, if the demand continues to decrease, the Company’s operating results may deteriorate. Higher energy and petroleum-based product costs may continue to negatively impact the Company’s margins and sales volumes. Many of Titan’s overhead expenses are fixed; therefore seasonal trends may cause fluctuations in quarterly profit margins and affect the financial condition of the Company. The Goodyear North American farm tire acquisition will provide a significant increase in sales for Titan in 2006 with the additional production from these farm tire assets.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales for the industry are expected to be slightly lower in 2006. The farm economy is forecasted to remain healthy. However, the high cost of fuel and fertilizer is affecting the farm economy. Increasing use of grain-based ethanol and soybean-based biodiesel fuel should continue to support commodity prices and farm income levels in the long-term. Titan’s market share in the agricultural market should increase significantly as a result of the Goodyear North American farm tire asset acquisition. Many variables, including weather, export markets, and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Sales for the earthmoving/construction market are expected to remain strong in 2006. Mining sales are expected to remain at a high level as the result of higher commodity prices. Products supplied to the U.S. government, included in this segment, are also expected to remain stable for the near term. The earthmoving/construction segment is affected by many variables including road construction, infrastructure and housing starts. Many of these items are very sensitive to interest rate fluctuations.

CONSUMER MARKET OUTLOOK
The consumer market is expected to be stable in 2006 as compared to 2005. The all-terrain vehicle (ATV) wheel and tire market is expected to offer future long-term growth opportunities for Titan. Looking forward, Titan is exploring the option of re-entering the high-end lawn and garden and golf markets. Many factors affect the consumer market including weather, competitive pricing, energy prices and consumer attitude.

PENSIONS
The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in October 2002. These plans are described in Note 23 of the Company’s Notes to Consolidated Financial Statements. The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. During the twelve months ended December 31, 2005, the Company contributed $3.8 million to its pension plans. The Company expects to contribute approximately $3.3 million to these frozen defined benefit pension plans during 2006.

Titan’s projected benefit obligation at December 31, 2005, was $71.8 million as compared to $75.7 million at December 31, 2004. During 2005, the Company recorded net periodic pension cost of $1.2 million. The minimum pension liability of the Company was $18.6 million at both December 31, 2005 and 2004. The minimum liability is recorded as a direct charge to stockholders’ equity and does not affect net income, but is included in other comprehensive income. Titan will be required to record net periodic pension cost in the future; these costs may fluctuate based upon revised assumptions and could negatively affect the Company’s financial position, cash flows and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

Statement of Financial Accounting Standards Number 154
In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections,” was issued. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this interpretation to have a material impact on its financial position, cash flows and results of operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7, Part II of this report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15, Part IV of this report, “Exhibits and Financial Statement Schedules.”

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors
The information required by this item regarding the Company’s directors is incorporated by reference to the Company’s 2006 Proxy Statement under the captions “Election of Directors”, “Directors Continuing in Office”, “Committees and Meetings of the Board of Directors”, and “Corporate Governance.”

Executive Officers
The names, ages and positions of all executive officers of the Company are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting immediately following the Annual Meeting of Stockholders. The Chief Executive Officer and Secretary are brother and sister. There is no arrangement or understanding between any officer and any other person pursuant to which an officer was selected.

Maurice M. Taylor Jr., 61, has been Chief Executive Officer and a Director of the Company since 1990, when Titan was acquired in a management-led buyout by investors, including Mr. Taylor. Mr. Taylor served as President of the Company from 1990 to 2005 and was appointed Chairman in 2005.

Ernest J. Rodia, 62, joined the Company in 2005 as Executive Vice President and Chief Operating Officer. Prior to Titan, Mr. Rodia was employed for nearly 40 years by Goodyear Tire and Rubber Company, holding various engineering and manufacturing positions.

Kent W. Hackamack, 47, served as Corporate Controller of the Company from 1994 to 1996. Mr. Hackamack was appointed Vice President of Finance and Treasurer in 1996.

Cheri T. Holley, 58, joined the Company in 1994 as General Counsel and Secretary. Ms. Holley was appointed Vice President in 1996.

Section 16(a) beneficial ownership reporting compliance
The information required by this item regarding beneficial ownership reporting compliance is incorporated by reference to the Company’s 2006 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Business conduct policy
The Company adopted a business conduct policy, which is applicable to directors, officers and employees. The Company has also adopted corporate governance guidelines. The business conduct policy and corporate governance guidelines are available under the investor information category of the Company’s website, www.titan-intl.com. The Company intends to satisfy disclosure requirements regarding amendments to or waivers from its business conduct policy by posting such information on its website. A printed copy of the business conduct policy and corporate governance guidelines are available, without charge, by writing to: Secretary of Titan International, Inc., 2701 Spruce Street, Quincy, IL 62301.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s 2006 Proxy Statement under the caption “Compensation of Executive Officers.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information concerning equity compensation plans, the information required by this item is incorporated by reference to the Company’s 2006 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table provides information about shares of Titan common stock that may be issued under Titan’s equity compensation plans, as of December 31, 2005:
Plan Category	(i) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(ii) Weighted-average exercise price of outstanding options, warrants and rights	(iii) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i))
Equity compensation plans approved by security holders	1,547,510	(a)	13.53	1,213,720
Equity compensation plans not approved by security holders	0		n/a	0
Total	1,547,510		13.53	1,213,720

(a)	Amount includes outstanding options under the Company’s 1993 Stock Incentive Plan, 1994 Non-Employee Director Stock Option Plan and 2005 Equity Incentive Plan.

For additional information regarding the Company’s stock option plans, please see Note 24 of the Company’s Notes to Consolidated Financial Statements.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company’s 2006 Proxy Statement under the caption “Related Party Transactions” and also appears in Note 28 of the Company’s Notes to Consolidated Financial Statements.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s 2006 Proxy Statement under the caption “Audit and Other Fees.”

PART IV

ITEM 15 -	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

	Management’s Responsibility for Financial Statements and Report on Internal Control Over Financial Reporting	F-1

	Report of Independent Registered Public Accounting Firm	F-2 through F-3

	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	F-4

	Consolidated Balance Sheets at December 31, 2005 and 2004	F-5

	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	F-6

	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	F-7

	Notes to Consolidated Financial Statements	F-8 through F-30

2.	Financial Statement Schedule

	Schedule II - Valuation Reserves	S-1

3.	Exhibits

The accompanying Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	February 24, 2006	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2006.

Signatures	Capacity

/S/ MAURICE M. TAYLOR JR.	Chief Executive Officer
Maurice M. Taylor Jr.	and Chairman
(Principal Executive Officer)

/S/ KENT W. HACKAMACK	Vice President of Finance and Treasurer
Kent W. Hackamack	(Principal Financial Officer and
Principal Accounting Officer)

/S/ ERWIN H. BILLIG	Director
Erwin H. Billig

/S/ EDWARD J. CAMPBELL	Director
Edward J. Campbell

/S/ RICHARD M. CASHIN JR.	Director
Richard M. Cashin Jr.

/S/ ALBERT J. FEBBO	Director
Albert J. Febbo

/S/ MITCHELL I. QUAIN	Director
Mitchell I. Quain

/S/ ANTHONY L. SOAVE	Director
Anthony L. Soave

TITAN INTERNATIONAL, INC.

Exhibit Index
Annual Report on Form 10-K

Exhibit
No.	DESCRIPTION
3.1 (a)	Amended Restated Articles of Incorporation of the Company
3.2 (b)	Bylaws of the Company
10.1 (c)	1994 Non-Employee Director Stock Option Plan
10.2 (c)	1993 Stock Incentive Plan
10.3 (d)	Credit Agreement dated July 23, 2004, among the Company and LaSalle Bank National Association and General Electric Capital Corporation
10.4 (d)	Indenture between the Company and U.S. Bank National Association dated July 26, 2004
10.5 (e)	First Amendment to Credit Agreement among the Company and LaSalle Bank National Association and General Electric Capital Corporation dated February 16, 2005
10.6 (f)	2005 Equity Incentive Plan
10.7 (g)	Second Amendment to Credit Agreement among the Company and LaSalle Bank National Association dated October 21, 2005
10.8*	Employment Agreement for Mr. Rodia dated November 1, 2005
21*	Subsidiaries of the Registrant
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

(a)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for the quarterly period ended September 30, 1998 (No. 001-12936).
(b)	Incorporated by reference to the same numbered exhibit contained in the Company’s Registration Statement on Form S-4 (No. 33-69228).
(c)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-61743).
(d)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for the quarterly period ended June 30, 2004 (No. 001-12936).
(e)	Incorporated by reference to the same numbered exhibit contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (No. 001-12936).
(f)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on March 30, 2005.
(g)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on October 24, 2005.

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

The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). The consolidated financial statements as of December 31, 2005, have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2005. Management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholders of
Titan International, Inc.:

We have completed integrated audits of Titan International, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and 2004, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Titan International, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page F-1, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 23, 2006

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,
	2005	2004	2003
Net sales	$470,133	$510,571	$491,672
Cost of sales	405,923	431,071	461,969
Gross profit	64,210	79,500	29,703
Selling, general and administrative expenses	31,433	36,040	43,174
Research and development expenses	837	1,875	2,749
Dyneer legal charge	15,205	0	0
Idled assets marketed for sale depreciation	4,736	5,275	0
Goodwill impairment on Titan Europe	0	2,988	0
Income (loss) from operations	11,999	33,322	(16,220)
Interest expense	(8,617)	(16,159)	(20,231)
Noncash convertible debt conversion charge	(7,225)	0	0
Debt termination expense	0	(3,654)	0
Other income, net	958	1,706	2,783
(Loss) income before income taxes	(2,885)	15,215	(33,668)
(Benefit) provision for income taxes	(13,927)	4,108	2,989
Net income (loss)	$11,042	$11,107	$(36,657)
Income (loss) per common share:
Basic	$.61	$.62	$(1.75)
Diluted	.60	.61	(1.75)
Average common shares and equivalents outstanding:
Basic	18,053	17,798	20,984
Diluted	18,284	21,574	20,984

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31
Assets	2005	2004
Current assets
Cash and cash equivalents	$592	$1,130
Accounts receivable (net of allowance of $5,654 and $4,259, respectively)	47,112	52,781
Inventories	122,692	84,658
Deferred income taxes	20,141	6,711
Prepaid and other current assets	15,630	9,388
Total current assets	206,167	154,668

Property, plant and equipment, net	140,382	80,644
Idled assets marketed for sale	18,267	31,245
Investment in Titan Europe Plc	48,467	30,040
Restricted cash deposits	0	24,500
Goodwill	11,702	11,702
Other assets	15,771	21,367

Total assets	$440,756	$354,166

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt (including current portion of long-term debt)	$11,995	$217
Accounts payable	24,435	26,733
Other current liabilities	11,753	12,820
Total current liabilities	48,183	39,770

Long-term debt	190,464	169,688
Deferred income taxes	13,581	9,164
Other long-term liabilities	20,715	28,663
Total liabilities	272,943	247,285

Commitments and contingencies: Notes 17, 25 and 26

Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized, 30,577,356 and 27,555,081 issued, respectively)	30	27
Additional paid-in capital	255,299	203,239
Retained earnings	32,053	21,385
Treasury stock (at cost, 11,074,150 and 11,228,655 shares, respectively)	(99,817)	(101,204)
Accumulated other comprehensive loss	(19,752)	(16,566)
Total stockholders’ equity	167,813	106,881

Total liabilities and stockholders’ equity	$440,756	$354,166

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(All amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance January 1, 2003	20,790,882	$27	$210,231	$47,705	$(88,963)	$(24,973)	$144,027

Comprehensive income (loss):
Net loss				(36,657)			(36,657)
Currency translation adjustment						8,460	8,460
Minimum pension liability, net of tax						(4,033)	(4,033)
Comprehensive (loss) income				(36,657)		4,427	(32,230)
Dividends paid on common stock				(419)			(419)
Issuance of treasury stock under 401(k) plan	623,938		(7,181)		8,003		822
Treasury stock purchases	(217,500)				(244)		(244)

Balance December 31, 2003	21,197,320	27	203,050	10,629	(81,204)	(20,546)	111,956

Comprehensive income (loss):
Net income				11,107			11,107
Currency translation adjustment						(584)	(584)
Minimum pension liability, net of tax						4,564	4,564
Comprehensive income				11,107		3,980	15,087
Dividends paid on common stock				(351)			(351)
Exercise of stock options	23,570		189				189
Treasury stock purchases	(4,894,464)				(20,000)		(20,000)

Balance December 31, 2004	16,326,426	27	203,239	21,385	(101,204)	(16,566)	106,881

Comprehensive income (loss):
Net income				11,042			11,042
Currency translation adjustment						(3,168)	(3,168)
Minimum pension liability, net of tax						(18)	(18)
Comprehensive income				11,042		(3,186)	7,856
Dividends paid on common stock				(374)			(374)
Gain on investee transaction, net of tax			10,471				10,471
Bond conversion	3,022,275	3	40,928				40,931
Exercise of stock options	135,860		568		1,220		1,788
Issuance of treasury stock under 401(k) plan	18,645		93		167		260

Balance December 31, 2005	19,503,206	$30	$255,299	$32,053	$(99,817)	$(19,752)	$167,813

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
Cash flows from operating activities:	2005	2004	2003
Net income (loss)	$11,042	$11,107	$(36,657)
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	20,746	24,907	32,277
Noncash convertible debt conversion charge	7,225	0	0
Goodwill impairment	0	2,988	0
Noncash debt termination expense	0	1,486	0
Noncash portion of loss on investment	0	0	2,707
Undistributed earnings of unconsolidated affiliate	(2,024)	(1,022)	0
Deferred income tax (benefit) provision	(14,476)	0	2,453
(Increase) decrease in current assets:
Accounts receivable	5,669	(10,822)	4,749
Inventories	2,212	(8,804)	1,023
Income tax refunds received	0	0	7,687
Prepaid and other current assets	1,938	(944)	(390)
Increase (decrease) in current liabilities:
Accounts payable	(2,298)	4,689	(1,343)
Other current liabilities	(260)	140	3,382
Other, net	(6,875)	(5,576)	(5,506)
Net cash provided by operating activities	22,899	18,149	10,382

Cash flows from investing activities:
Goodyear North American farm tire acquisition	(100,000)	0	0
Capital expenditures	(6,752)	(4,328)	(14,564)
Decrease (increase) in restricted cash deposits	24,500	24,609	(24,236)
Proceeds from Titan Europe Plc sale	0	49,984	0
Loan to Titan Europe Plc	0	(9,227)	0
Proceeds from sale of investments	0	0	4,636
Asset disposals	5,509	1,354	410
Net cash (used for) provided by investing activities	(76,743)	62,392	(33,754)

Cash flows from financing activities:
Proceeds from borrowings	0	115,348	30,297
Payment of debt	(1,296)	(225,525)	(23,037)
Proceeds on revolving credit facility, net	54,700	44,400	0
Proceeds from exercise of stock options	1,500	0	0
Repurchase of common stock	0	(15,000)	(244)
Payment of financing fees	(1,500)	(4,788)	(200)
Dividends paid	(358)	(375)	(419)
Other, net	260	189	822
Net cash provided by (used for) financing activities	53,306	(85,751)	7,219

Effect of exchange rate changes on cash	0	(216)	660
Net decrease in cash and cash equivalents	(538)	(5,426)	(15,493)
Cash and cash equivalents, beginning of year	1,130	6,556	22,049
Cash and cash equivalents, end of year	$592	$1,130	$6,556

Significant noncash investing and financing activities
Building purchased with debt payments	$12,950	$0	$0

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. Titan records its investment in each unconsolidated affiliated company (20% to 49% ownership) at its related equity in the net assets of such affiliate, as adjusted for equity earnings and losses. Investments of less than 20% of non-publicly traded entities are carried at cost. Investments of less than 20% of publicly traded entities are carried at fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company records change of interest gains  and losses directly to equity.  All significant intercompany accounts and transactions have been eliminated.

Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method in 2005 for approximately 29% of inventories and the first-in, first-out (FIFO) method for the remainder of inventories. The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method. The major rubber material inventory and related work-in-process and their finished goods are accounted for under the FIFO method. Market value is estimated based on current selling prices. Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price based on historical experience.

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

Idled assets marketed for sale
Idled assets marketed for sale reflect the Company’s December 2003 decision to sell certain assets at the Company’s idled facilities in Brownsville, Texas; Greenwood, South Carolina; Natchez, Mississippi and Walcott, Iowa. With the sales process extending more than 12 months, the remaining idled assets were depreciated during the fourth quarter of 2004 in accordance with SFAS No. 144 and reclassified to noncurrent. Titan had idled assets marketed for sale of $18.3 million at December 31, 2005. Appraisals from third-party valuation firms indicate the fair market values of the machinery and equipment at these facilities exceed their respective carrying values.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred financing costs
Deferred financing costs are costs incurred in connection with the Company’s revolving credit facility, senior unsecured convertible notes and industrial revenue bonds. The costs associated with the revolving credit facility are being amortized over three years, the term of the facility. The costs associated with the senior unsecured convertible notes are amortized straight line over five years, the term of the notes. The costs associated with the industrial revenue bonds are being amortized over the life of the bonds on a straight-line basis. Amortization of deferred financing costs for the various debt facilities approximates the effective interest rate method.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value. Investments in marketable equity securities are recorded at fair value. The convertible notes due 2009 are the only significant financial instrument of the Company with a fair value different than the recorded value. At December 31, 2005, the fair value of the convertible notes, based on quoted market prices obtained through independent pricing sources, was approximately $118.5 million, compared to a carrying value of $81.2 million.

Available-for-sale securities
The Company has an investment in Titan Europe Plc of $48.5 million as of December 31, 2005, representing a 15.4% ownership position. Due to the dilution in the Company’s ownership interest from 29.3% at December 31, 2004, the Company began accounting for its investment in Titan Europe Plc as an available-for-sale security during 2005. Accordingly, this investment is recorded as “Investment in Titan Europe Plc” on the consolidated balance sheet. The Company reports this investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. If the fair value declines below the amortized cost basis, the Company determines if this decline is other than temporary. If the decline in fair value is judged to be other than temporary, an impairment charge is recorded.

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

Foreign currency translation
The financial statements of the Company’s foreign subsidiaries are translated to United States currency in accordance with SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities are translated to United States dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are included in “Accumulated other comprehensive loss” in stockholders’ equity. As of December 2005, the Company’s investment in Titan Europe Plc was reclassified to available-for-sale securities and this investment is recorded as “Investment in Titan Europe Plc” on the consolidated balance sheet. The Company no longer has subsidiaries with foreign denominated balance sheets, therefore no currency translation adjustments are included in comprehensive loss at December 31, 2005. Gains and losses that result from foreign currency transactions are included in the accompanying consolidated statements of operations.

Impairment of goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable as required by the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. The carrying amount of $11.7 million of goodwill by segment at December 31, 2005 was (i) agricultural of $6.9 million, (ii) earthmoving/ construction of $3.6 million, and (iii) consumer of $1.2 million. Based on a discounted cash flow method at December 31, 2005, the Company’s computation showed no impairment. See Notes 12 and 20 for additional information.

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

Cost of sales
Cost of sales is comprised primarily of direct materials and supplies consumed in the manufacturing of the Company’s products, as well as manufacturing labor, depreciation expense and overhead expense necessary to acquire and convert the purchased materials and supplies into a finished product. Cost of sales also includes all purchasing, receiving, inspection, internal transfers, and related distribution costs.

Selling, general and administrative expense
Selling, general and administrative expense is comprised primarily of sales commissions, marketing expense, selling and administrative wages, management information system costs, legal fees, bank charges, audit fees, depreciation and amortization expense on non-manufacturing assets, and other administrative items.

Warranty costs
The Company provides limited warranties on workmanship on its products in all market segments. The provision for estimated warranty costs is made in the period when such costs become probable and based on past warranty experience. Warranty costs were $2.6 million, $2.4 million, and $2.3 million for the years of 2005, 2004, and 2003, respectively.

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

Statement of cash flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents.

Interest paid
The Company paid $7.5 million, $17.9 million, and $19.1 million for interest in 2005, 2004 and 2003, respectively.

Income taxes paid
Titan paid $1.9 million, $0.7 million, and $4.0 million for income taxes in 2005, 2004 and 2003, respectively.

Global market risk
The Company manufactures and sells products and purchases goods in the United States and foreign countries. The Company is potentially subject to foreign currency exchange risk relating to receipts from customers and payments to suppliers in foreign currencies. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company conducts business. Gains and losses arising from the settlement of foreign currency transactions are charged to the Consolidated Statement of Operations for the related period. Translation adjustments arising from the translation of foreign subsidiary financial statements are recorded in accumulated other comprehensive income in stockholders’ equity in the accompanying consolidated balance sheets.

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

Stock-based compensation
At December 31, 2005, the Company has two stock-based compensation plans, which are described in Note 24. The Company applies the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. The weighted-average fair value of options granted during 2005 was $9.56. No stock-based compensation expense has been recorded in the consolidated financial statements as any options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. The Company granted no stock options in 2004 or 2003. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except share data):

	2005	2004	2003
Net income (loss) - as reported	$11,042	$11,107	$(36,657)
Deduct: Total stock-based compensation expense
determined under fair value method for all awards,
net of related tax effects	(5,255)	0	(9)
Pro forma net income (loss)	$5,787	$11,107	$(36,666)

Income (loss) per share:
Basic - as reported	$.61	$.62	$(1.75)
Basic - pro forma	.32	.62	(1.75)

Diluted - as reported	$.60	$.61	$(1.75)
Diluted - pro forma	.32	.61	(1.75)

Reclassification
Certain amounts from prior years have been reclassified to conform to the current year’s presentation. The 2003 and 2004 Statement of Cash Flows have been revised to reflect the classification of the cash flows related to restricted cash as investing activities.

Use of estimates
The policies utilized by the Company in the preparation of the financial statements conform to accounting principles generally accepted in the United States of America and require management to make estimates, assumptions and judgments that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates and assumptions.

Recently issued accounting standards

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

Statement of Financial Accounting Standards Number 154
In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections,” was issued. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this interpretation to have a material impact on its financial position, cash flows and results of operations.

2.	GOODYEAR NORTH AMERICAN FARM TIRE ACQUISITION

On December 28, 2005, Titan Tire Corporation, a subsidiary of Titan International, Inc. acquired The Goodyear Tire & Rubber Company’s North American farm tire assets. Titan Tire purchased the assets of Goodyear’s North American farm tire business for approximately $100 million in cash proceeds. The assets purchased include Goodyear’s North American plant, property and equipment located in Freeport, Illinois, and Goodyear’s North American farm tire inventory. The Company funded the acquisition through an increase in its revolving credit facility.

The initial allocation of the Goodyear North American farm tire acquisition was as follows:
Inventory	$40,246
Prepaid and other current assets	4,680
Property, plant and equipment	55,074
$100,000

As a result of the December 28, 2005, transaction date and awaiting final information from the seller, the above allocation has not yet been finalized. Any changes to the allocation will be made by year-end 2006.

The following unaudited pro forma financial information gives effect to the acquisition of the Goodyear North American farm tire acquisition as if the acquisition had taken place on January 1, 2004. The pro forma information for the Freeport, Illinois, facility was derived from a carve-out of The Goodyear Tire & Rubber Company’s historical accounting records. The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition of assets actually occurred on January 1, 2004, nor is it necessarily indicative of Titan’s future consolidated results of operations or financial position.

Pro forma information for the year (in thousands, except per share data):
	2005	2004
Net sales	$714,293	$761,312
Net income (loss)	10,968	(5,520)
Diluted earnings (loss) per share	.60	(.31)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	CASH MERGER OFFER

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

4.	SALE OF A MAJORITY INTEREST IN TITAN EUROPE

On April 7, 2004, Titan Luxembourg Sarl, a wholly-owned European subsidiary of the Company, sold 70% of the common stock of Titan Europe to the public on the AIM market in London. Titan Luxembourg was the largest single stockholder in Titan Europe Plc, retaining a 30% interest on the date of the transaction. Titan Luxembourg’s proceeds from the sale of Titan Europe shares were approximately $62 million, before fees and expenses of approximately $2.8 million. The Company recorded cash receipts of $50 million and a five-year note receivable of $9.2 million from the newly created public company, Titan Europe Plc.

In the first quarter of 2004, The Company recognized a $3.0 million goodwill impairment charge on the pending sale of a majority interest in Titan Europe in accordance with the Company’s goodwill impairment policy. Net proceeds from the sale of Titan Europe were used to reduce the Company’s debt balances and $15.0 million of the proceeds were used to purchase the shares of Titan International stock (approximately 4.9 million shares) held by Citicorp Venture Capital, Ltd.

Prior to the April 2004 transaction, Titan Europe was consolidated in the Company’s financial statements. Subsequent to the April 2004 transaction, the Company accounted for its interest in Titan Europe Plc as an equity investment. The Company recognized equity income on its investment in Titan Europe Plc of $2.9 million in 2005 and $1.3 million in 2004. On December 30, 2005, Titan Europe Plc issued additional shares of stock for an acquisition. As a result of these additional shares, the Company’s interest in Titan Europe was diluted and decreased from 29.3% at December 31, 2004, to a 15.4% ownership position at December 31, 2005. With the decreased ownership percentage, effective December 30, 2005, the Company will no longer use the equity method to account for its interest in Titan Europe.

In accordance with SFAS No. 115, the Company will record the Titan Europe Plc investment as an available-for-sale security and report the investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity. The fair value of the Company’s investment in Titan Europe Plc was $48.5 million at December 31, 2005. The carrying value of Titan Europe Plc was $30.0 million at December 31, 2004.

The following is a summary of the Titan Europe results included in the historical results of the Company for the years ended December 31 (in thousands):
	2005	2004	2003
Net sales	$0	$49,446	$143,724
Gross profit	0	8,272	20,281
Income from operations	0	420	5,415

5.	ACCOUNTS RECEIVABLE

The Company had net accounts receivable of $47.1 million and $52.8 million at December 31, 2005 and 2004, respectively. These amounts are net of allowance for doubtful accounts of $5.7 million and $4.3 million for the years ended 2005 and 2004, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	INVENTORIES

Inventories at December 31, 2005 and 2004, consisted of the following (in thousands):
	2005	2004
Raw material	$42,511	$27,984
Work-in-process	10,939	13,439
Finished goods	74,793	51,054
	128,243	92,477
Adjustment to LIFO basis	(5,551)	(7,819)
	$122,692	$84,658

The significant inventory increase resulted from the December 2005 purchase of Goodyear’s North American farm tire assets. The inventory included in this purchase totaled $40.2 million. See Note 2 for additional information. Included in the above inventory balances at December 31, 2005, and December 31, 2004, are reserves for slow-moving and obsolete inventory of $2.7 million and $2.8 million respectively.

7.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2005 and 2004, consisted of the following (in thousands):

	2005	2004
Prepaid supplies	$8,051	$4,364
Other	7,579	5,024
	$15,630	$9,388

The significant prepaid supplies increase resulted from the December 2005 purchase of Goodyear’s North American farm tire assets. The prepaid supplies included in this purchase totaled $3.7 million. See Note 2 for additional information.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2005 and 2004, consisted of the following (in thousands):

	2005	2004
Land and improvements	$2,521	$2,003
Buildings and improvements	63,572	34,426
Machinery and equipment	202,598	161,859
Tools, dies and molds	51,859	48,714
Construction-in-process	2,284	508
	322,834	247,510
Less accumulated depreciation	(182,452)	(166,866)
	$140,382	$80,644

The significant increase in property, plant and equipment resulted from the December 2005 purchase of Goodyear’s North American farm tire assets. The property, plant and equipment included in this purchase totaled $55.1 million. See Note 2 for additional information. The balances above do not include idled assets marketed for sale of $18.3 million at December 31, 2005 and $31.2 million at December 31, 2004. Depreciation on fixed assets for the years 2005, 2004 and 2003 totaled $14.3 million, $17.4 million, and $30.0 million, respectively. In addition, $4.7 million and $5.3 million of depreciation was recorded on idled assets marketed for sale in 2005 and 2004, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	IDLED ASSETS MARKETED FOR SALE

In December 2003, the Company’s management and Board of Directors approved the sale of certain operating assets with a carrying value of $37.8 million at December 31, 2003. With the sales process extending more than 12 months, the remaining idled assets were depreciated during the fourth quarter of 2004 in accordance with SFAS No. 144 and reclassified to noncurrent. The idled assets marketed for sale balance was $18.3 million at December 31, 2005, and $31.2 million at December 31, 2004. Included in the December 31, 2005, balance are land and buildings at the Company’s idled facility in Greenwood, South Carolina, of $1.9 million. Machinery and equipment located at the Company’s idled facilities in Brownsville, Texas, and Natchez, Mississippi, totaling $16.4 million are also included in idled assets marketed for sale at December 31, 2005.

Depreciation on these idled assets was $4.7 million, $5.3 million, and $5.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. During 2005 and 2004, approximately $5.8 million and $1.3 million of idled assets were sold or placed back into service. Also in 2005, the Company received a contract for sale for the land and buildings at the Walcott, Iowa facility, which had a book value of $2.4 million. Appraisals from third-party valuation firms indicate that the fair market values of the remaining machinery and equipment at these facilities exceed their respective carrying values. The Company has had inquiries regarding these assets and will continue the sales process in 2006. Also, as a result of the Goodyear North American farm asset acquisition, the Company is considering placing some of the idled machinery and equipment back into service at the Des Moines, Iowa, or Freeport, Illinois, facilities.

10.	INVESTMENT IN TITAN EUROPE

The Company accounted for its interest in Titan Europe Plc as an equity investment subsequent to the sale of a majority interest in April 2004. The Company recognized equity income on its investment in Titan Europe Plc of $2.9 million in 2005 and $1.3 million in 2004. On December 30, 2005, Titan Europe Plc issued additional shares of stock for an acquisition. As a result of these additional shares, the Company’s interest in Titan Europe Plc was diluted and decreased from 29.3% at December 31, 2004, to a 15.4% ownership position at December 30, 2005. The Company recorded the change of interest gain to equity in accordance with SAB 51. With the decreased ownership percentage, effective December 30, 2005, the Company will no longer use the equity method to account for its interest in Titan Europe Plc.

In accordance with SFAS No. 115, the Company will record the Titan Europe Plc investment as an available-for-sale security and report the investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity. The fair value of the Company’s investment in Titan Europe Plc was $48.5 million at December 31, 2005. The carrying value of Titan Europe Plc was $30.0 million at December 31, 2004. Cash dividends received from Titan Europe Plc were $0.9 million in 2005 and $0.3 million in 2004. Titan Europe Plc is publicly traded on the AIM market in London. Prior to the sale in April 2004, Titan Europe was consolidated in the Company’s financial statements.

Summarized financial information of Titan Europe Plc for 2004 consisted of the following (in thousands):
December 31, 2004
Current assets	$122,333
Noncurrent assets	92,005
$214,338

Current liabilities	$72,145
Noncurrent liabilities	38,987
Equity	103,206
$214,338

Year ended
December 31, 2004
Net sales	$196,377
Gross profit	35,157
Income before provision for income taxes	13,111
Net income	6,210

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	RESTRICTED CASH DEPOSITS

The Company had restricted cash of $0.0 million and $24.5 million at December 31, 2005 and 2004, respectively. The restricted cash of $24.5 million was on deposit for the Dyneer court appeal. The State Court of California allowed the disbursement of the $24.5 million of restricted cash funds held for the Dyneer court appeal in the Vehicular Technologies case during the fourth quarter of 2005. See Note 26 for additional information.

12.	GOODWILL

The carrying amount of goodwill by segment at December 31, 2005 and 2004, was (i) agricultural of $6.9 million, (ii) earthmoving/construction of $3.6 million, and (iii) consumer of $1.2 million.

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable as required by the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. Based on a discounted cash flow method at December 31, 2005, the Company’s computation showed no impairment. There can be no assurance that future goodwill tests will not result in an impairment charge.

13.	OTHER ASSETS

Other assets at December 31, 2005 and 2004, consisted of the following (in thousands):

	2005	2004
Note receivable from Titan Europe Plc	$5,191	$9,633
Deferred financing	4,014	4,494
Other	6,566	7,240
	$15,771	$21,367

The decrease in the note receivable is the result of Titan Europe Plc issuing additional shares to the Company from its December 2005 share offering in partial satisfaction of the note. The note receivable has a variable interest rate of 2% to 4% and an April 2009 redemption date.

14.	OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2005 and 2004, consisted of the following accruals (in thousands):

	2005	2004
Wages and commissions	$3,381	$3,064
Insurance	2,430	2,017
Warranty	1,838	1,762
Taxes	432	2,977
Other	3,672	3,000
	$11,753	$12,820

15.	WARRANTY COSTS

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

	2005	2004
Warranty liability, January 1	$1,762	$1,508
Provision for warranty liabilities	2,622	2,390
Warranty payments made	(2,546)	(2,136)
Warranty liability, December 31	$1,838	$1,762

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2005 and 2004, consisted of the following (in thousands):

	2005	2004
Accrued pension liabilities	$15,476	$18,232
Accrued employment liabilities	2,775	2,896
Accrued stock purchase liability	0	5,000
Other	2,464	2,535
	$20,715	$28,663

The accrued stock purchase liability was settled through the Dyneer legal charge to which it related. See Note 26 for additional information.

17.	REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt at December 31, 2005 and 2004, consisted of the following (in thousands):

	2005	2004
Revolving credit facility	$99,100	$44,400
Senior unsecured convertible notes	81,200	115,000
Industrial revenue bonds and other	22,159	10,505
	202,459	169,905
Less amounts due within one year	11,995	217
	$190,464	$169,688

Aggregate maturities of long-term debt are as follows (in thousands):

2006	$11,995
2007	98
2008	99,666
2009	81,200
2010	9,500
Thereafter	0
$202,459

Revolving credit facility

The Company’s $200 million revolving credit facility with agent LaSalle Bank National Association has a 2008 termination date and is collateralized by a first priority security interest in certain assets of Titan and its domestic subsidiaries. The borrowings under the facility bear interest at a floating rate of either prime rate plus 1.5% or LIBOR plus 3.0%. Interest rates at December 31, 2005, ranged from 7.4% to 8.8%. The facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants. The Company is in compliance with these covenants and restrictions as of December 31, 2005. In October 2005, this facility was amended. The amendment increased the revolving loan availability to $200 million from $100 million, extended the termination date to October 2008 from the previous termination date of July 2007 and removed General Electric Capital Corporation as a participant.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Industrial revenue bonds and other

Other debt primarily consists of industrial revenue bonds, loans from local and state entities, and other long-term notes. Maturity dates range from one to four years and interest rates vary from a 2% to 8% rate. The increase in the other debt relates to the $11.9 million balance due on the building purchase in Brownsville, Texas. The entire $11.9 million is classified as short-term debt.

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

18.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Currency Translation Adjustments	Minimum Pension Liability Adjustments	Total

Balance at January 1, 2004	$2,569	$(23,115)	$(20,546)
Currency translation adjustment attributable
to Titan Europe Plc transaction	(1,672)	0	(1,672)
Currency translation adjustments	1,088	0	1,088
Minimum pension liability adjustment,
net of tax of $5,060	0	4,564	4,564
Balance at December 31, 2004	1,985	(18,551)	(16,566)
Currency translation adjustments	(3,168)		(3,168)
Minimum pension liability adjustment,
net of tax of $10	0	(18)	(18)
Balance at December 31, 2005	$(1,183)	$(18,569)	$(19,752)

19.	STOCKHOLDERS’ EQUITY

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

On April 20, 2004, the Company purchased the shares of Titan International stock held by Citicorp Venture Capital, Ltd. (CVC) (approximately 4.9 million shares) for a cash payment of $15.0 million. In connection with this purchase of Titan’s common stock, the Company recorded an accrued contingent liability of $5.0 million for contingent obligations under the stock purchase agreement. Accordingly, these treasury shares were valued at $20.0 million. As of December 31, 2005, the contingent liability was offset to the Dyneer legal charge to which it related. CVC was formerly Titan’s largest single stockholder owning approximately 23% of the total outstanding shares.

In addition, during 2003 the Company repurchased 0.2 million shares of its common stock at a cost of $0.2 million. The Company is authorized by the Board of Directors to repurchase an additional 2.5 million common shares subject to debt agreement covenants. The Company paid cash dividends of $.02 per share of common stock per year for 2005, 2004 and 2003.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	GOODWILL IMPAIRMENT ON TITAN EUROPE

On April 7, 2004, Titan Luxembourg Sarl, a wholly-owned European subsidiary of the Company, sold 70% of the common stock of Titan Europe to the public on the AIM market in London. In the first quarter of 2004, the Comapny recognized a $3.0 million goodwill impairment charge on the pending sale of a majority interest in Titan Europe based on the valuation of Titan Europe inherent in the April 2004 public offering in accordance with the Company’s goodwill impairment policy. The April 2004 consideration for the entire Titan Europe offering was $89.5 million as compared to a book value of $92.5 million, resulting in a goodwill impairment charge of $3.0 million. See Note 4 for additional information.

21.	OTHER INCOME, NET

Other income consisted of the following (in thousands):

	2005	2004	2003
Equity income - Titan Europe Plc	$2,938	$1,278	$0
Interest income	367	669	1,138
Foreign exchange (loss) gain	(1,338)	537	681
Wheels India Ltd. income	0	0	2,398
Loss on investments	0	0	(2,707)
Other (expense) income	(1,009)	(778)	1,273
	$958	$1,706	$2,783

On December 30, 2005, Titan Europe Plc issued additional shares of stock for an acquisition. As a result of these additional shares, the Company’s interest in Titan Europe Plc was diluted and decreased from 29.3% at December 31, 2004, to a 15.4% ownership position at December 30, 2005. With the decreased ownership percentage, effective December 30, 2005, Titan will no longer use the equity method to account for its interest in Titan Europe Plc.

In 2003, the $2.4 million Wheels India Ltd. income was attributed to this Indian entity, which is owned by Titan Europe Plc and was included in the April 2004 sale of a majority interest in Titan Europe.

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

22.	INCOME TAXES

(Loss) income before income taxes, consisted of the following (in thousands):

	2005	2004	2003
Domestic	$(5,048)	$12,533	$(41,216)
Foreign	2,163	2,682	7,548
	$(2,885)	$15,215	$(33,668)

The (benefit) provision for income taxes, was as follows (in thousands):

	2005	2004	2003
Current
Federal	$549	$2,571	$0
State	0	0	0
Foreign	87	1,537	2,288
	636	4,108	2,288
Deferred
Federal	(13,413)	0	0
State	(1,150)	0	0
Foreign	0	0	701
	(14,563)	0	701
(Benefit) provision for income taxes	$(13,927)	$4,108	$2,989

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The (benefit) provision for income taxes differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax (loss) income as a result of the following:

	2005	2004	2003

Statutory U.S. federal tax rate	(35.0)%	35.0%	(35.0)%
Valuation allowance	(488.7)	(47.3)	32.8
Nondeductible convertible debt conversion charge	87.7	0.0	0.0
Dyneer legal charge	(60.7)	0.0	0.0
State tax rate change	21.2	0.0	0.0
Repatriation of foreign earnings, net of
American Jobs Creation Act benefit	19.0	29.3	0.0
Nondeductible goodwill write-off	0.0	6.9	0.0
Foreign taxes, net	(18.1)	0.0	1.0
State taxes, net	(2.9)	0.0	0.0
Other, net	(5.2)	3.1	10.1
Effective tax rate	(482.7)%	27.0%	8.9%

Federal income taxes are provided on earnings of foreign subsidiaries except to the extent that such earnings are expected to be indefinitely reinvested abroad.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004, are as follows (in thousands):
	2005	2004
Deferred tax assets:
Net operating loss carryforward	$14,120	$15,107
Pension	5,619	6,850
Allowance for bad debts	2,148	1,684
Employee benefits and related costs	2,050	2,018
EPA reserve	1,236	1,320
Warranty	699	697
Inventory	459	0
Other	3,025	3,024
Gross deferred tax assets	29,356	30,700
Less valuation allowance	0	(12,381)
Deferred tax assets	29,356	18,319

Deferred tax liabilities:
Fixed assets	(14,705)	(17,587)
Unrealized gain on available-for-sale security	(5,638)	0
Foreign deferred gain	(2,453)	(2,453)
Inventory	0	(732)
Deferred tax liabilities	(22,796)	(20,772)

Net deferred tax asset (liability)	$6,560	$(2,453)

The Company recorded an income tax benefit of $13.9 million and an income tax expense of $4.1 million and $3.0 million for the years ended December 31, 2005, 2004, and 2003, respectively.   As a result of several years of previous losses, the Company recorded a valuation allowance against its net deferred tax asset, consistent with the Company’s accounting policies. As a result of anticipated utilization of net operating loss carryforward in connection with its future Federal income tax filings, the Company recorded a tax benefit of $13.9 million as a result of the reversal of the Company’s valuation allowance. The Company’s net operating loss carryforward of approximately $37 million expires in 2023.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

American Jobs Creation Act of 2004
On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law by the President of the United States of America. This legislation resulted in sweeping revisions to the U.S. Internal Revenue Code and related regulations. The Act provides for a number of changes, including providing taxpayers with an opportunity to repatriate foreign-source income in the U.S. if such repatriated income is invested in the U.S. under a properly approved domestic reinvestment plan. The repatriation provisions of this Act benefited the Company by preserving net operating loss carryforwards.

During 2004, prior to the passage of the Act, the Company had estimated a $15 million reduction to the valuation allowance related to its net deferred tax asset position. The reduction in this estimate at December 31, 2004, by $7.1 million was due to the repatriation, under the provisions of the Act, of foreign earnings associated with the sale of a majority interest in Titan Europe. This repatriation under the Act allowed the Company to pay a current tax rate of 5.25% on the repatriated foreign earnings rather than utilizing net operating loss carryforwards.

23.	EMPLOYEE BENEFIT PLANS

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

The Company’s defined benefit plans have been aggregated in the following table. Included in the December 31, 2005, presentation are the Titan Tire and Walcott plans, which have a projected benefit obligation and accumulated benefit obligation of $71.8 million, exceeding the fair value of plan assets of $56.3 million at December 31, 2005. At December 31, 2004, these plans had a projected benefit obligation and accumulated benefit obligation of $75.7 million, exceeding the fair value of plan assets of $57.5 million. The projected benefit obligation and the accumulated benefit obligation are the same amount since the Plans are frozen and there are no future compensation levels to factor into the obligations. The Company absolved itself from the liabilities associated with the Dico plan with the purchase of a final annuity settlement contract in October 2002. Therefore, the plan no longer maintains a projected or accumulated benefit obligation. The fair value of the Dico plan assets was $0.5 million at December 31, 2005, 2004 and 2003.

The following table provides the change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheet of the defined benefit pension plans as of December 31, 2005 and 2004 (in thousands):

Change in benefit obligation:	2005	2004
Benefit obligation at beginning of year	$75,748	$74,814
Interest cost	4,158	4,465
Actuarial (gain) loss	(1,342)	3,340
Benefits paid	(6,768)	(6,871)
Benefit obligation at end of year	$71,796	$75,748

Change in plan assets:
Fair value of plan assets at beginning of year	$57,985	$50,938
Actual return on plan assets	1,753	5,690
Employer contributions	3,832	8,228
Benefits paid	(6,768)	(6,871)
Fair value of plan assets at end of year	$56,802	$57,985

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of funded status:	2005	2004
Benefit obligation more than plan assets	$(14,994)	$(17,763)
Unrecognized prior service cost	1,848	1,985
Unrecognized net loss	28,906	28,933
Unrecognized deferred tax liability	(337)	(393)
Net amount recognized within the consolidated balance sheet	$15,423	$12,762

Amounts recognized in consolidated balance sheet:
Prepaid benefit cost	$483	$470
Intangible asset	1,848	1,985
Accrued benefit costs	(15,476)	(18,232)
Accumulated other comprehensive loss	28,568	28,539
Net amount recognized within the consolidated balance sheet	$15,423	$12,762

Included in the consolidated balance sheets at December 31, 2005 and 2004, are the after tax minimum pension liabilities for the unfunded pension plans of $18.6 million at both dates.

The weighted-average assumptions used in the actuarial computation that derived the benefit obligations at December 31 were as follows:	2005	2004
Discount rate	5.75%	5.75%
Expected long-term return on plan assets	8.50%	8.50%

The following table provides the components of net periodic pension cost for the plans, settlement cost and the assumptions used in the measurement of the Company’s benefit obligation for the years ended December 31, 2005, 2004 and 2003 (in thousands):

Components of net periodic pension cost:	2005	2004	2003
Interest cost	$4,158	$4,465	$4,617
Assumed return on assets	(4,809)	(4,394)	(3,481)
Amortization of unrecognized prior service cost	137	136	144
Amortization of unrecognized deferred taxes	(56)	(56)	(59)
Amortization of net unrecognized loss	1,754	1,609	1,590

Net periodic pension cost	$1,184	$1,760	$2,811

Recognition of prior service cost	$0	$0	$112

The weighted-average assumptions used in the actuarial computation that derived net periodic pension cost for the year ended December 31, were as follows:	2005	2004	2003
Discount rate	5.75%	6.25%	6.75%
Expected long-term return on plan assets	8.50%	8.50%	8.50%

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the fair value of plan assets was as follows:
	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2005	2004	2006
U.S. equities (a)	64%	64%	44% - 80%
Fixed income	20%	26%	20% - 40%
Cash and cash equivalents	8%	8%	0% - 20%
International equities (a)	8%	2%	0% - 16%
	100%	100%

(a)	Total equities may not exceed 80% of total plan assets.

The Company invests in a diversified portfolio consisting of an array of asset classes in an attempt to maximize returns while minimizing volatility. These asset classes include U.S. equities, fixed income, cash and cash equivalents, and international equities. The investment objectives are to provide for the growth and preservation of plan assets on a long-term basis through investments in: (i) investment grade securities that provide investment returns that meet or exceed the Standard & Poor’s 500 Index and (ii) investment grade fixed income securities that provide investment returns that meet or exceed the Lehman Government / Corporate Index. The U.S. equities asset category included the Company’s common stock in the amount of $2.7 million (five percent of total plan assets) and $4.2 million (seven percent of total plan assets) at December 31, 2005 and 2004, respectively.

The long-term rate of return for plan assets is determined using a weighted-average of long-term historical returns on cash and cash equivalents, fixed income securities, and equity securities considering the anticipated investment allocation within the plans. The expected return on plan assets is anticipated to be 8.5% over the long-term. This rate assumes historical returns of 10% for equities and 7% for fixed income securities using the plans’ target allocation percentages. Professional investment firms, none of which are Titan employees, manage the plan assets.

Although the 2006 minimum pension funding calculations are not finalized, the Company estimates those funding requirements will be approximately $3.3 million.

Projected benefit payments from the plans as of December 31, 2005, are estimated as follows (in thousands):

2006	$6,356
2007	6,196
2008	6,079
2009	6,021
2010	5,841
2011-2015	27,590

401(k)
The Company sponsors four 401(k) retirement savings plans. One plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement. Formerly, Titan provided a 50% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan. This contribution was discontinued in November 2003. Beginning in July of 2004, Titan provides a 25% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan. A second plan is for employees covered by a collective bargaining arrangement at Titan Tire Corporation and does not include a Company matching contribution. Employees are fully vested with respect to their contributions. The Company issued 18,645 shares and 623,938 shares of treasury stock in connection with these 401(k) plans during 2005 and 2003, respectively. Expenses to the Company related to these 401(k) plans were $0.3 million and $0.6 million in 2005 and 2003, respectively. There was no treasury stock issued or expense recorded for the 401(k) plan in 2004 as the Company used forfeited shares within the plan to satisfy matching contributions.

Previously, the Company adopted 401(k) plans for the employees of Titan Tire Corporation of Texas and the employees of Titan Tire Corporation of Natchez. These plans relate to the idled facilities in Brownsville, Texas, and Natchez, Mississippi. The matching contributions on these 401(k) plans were discontinued in November 2003. Expenses for the Company’s matching contribution were $0.1 million for 2003.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	STOCK OPTION PLANS

Stock Incentive Plan
The Company adopted the 1993 Stock Incentive Plan (the Plan) to provide grants of stock options as a means of attracting and retaining qualified employees for the Company. There will be no additional issuance of stock options under this plan as it has expired. Options previously granted are now fully vested and expire 10 years from the grant date of the option.

Non-Employee Director Stock Option Plan
The Company adopted the 1994 Non-Employee Director Stock Option Plan (the Director Plan) to provide for grants of stock options as a means of attracting and retaining qualified independent directors for the Company. There will be no additional issuance of stock options under this plan as it has expired. Options previously granted are now fully vested and expire 10 years from the grant date of the option.

2005 Equity Incentive Plan
The Company adopted the 2005 Equity Incentive Plan to provide stock options as a means of attracting and retaining qualified independent directors and employees for the Company. A total of 2.1 million shares are reserved for the plan. The exercise price of stock options may not be less than the fair market value of the common stock on the date of the grant. The vesting and term of each option is set by the Board of Directors. In 2005, a total of 890,380 options were issued under this plan. Options granted are now fully vested and expire 10 years from the grant date of the option.

The following is a summary of activity in the stock option plans for 2003, 2004 and 2005:

	Shares Subject to Option	Weighted- Average Exercise Price
Outstanding, January 1, 2003	1,024,600	$11.37

Granted	0	-	(a)
Canceled/Expired	(75,950)	12.40

Outstanding, December 31, 2003	948,650	11.29

Granted	0	-	(a)
Exercised	(23,570)	8.00
Canceled/Expired	(122,690)	12.16

Outstanding, December 31, 2004	802,390	11.25

Granted	890,380	15.20
Exercised	(135,860)	11.04
Canceled/Expired	(9,400)	13.47

Outstanding, December 31, 2005	1,547,510	$13.53

(a)	The Company granted no options during 2004 or 2003.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options outstanding and exercisable as of December 31, 2005, were as follows:

		Options Outstanding		Options Exercisable
	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
Price Range	Contractual Life	Options	Exercise Price	Options	Exercise Price
$ 4.54-$ 6.69	5.3 years	144,000	$5.55	144,000	$5.55
$ 8.00-$ 9.50	3.2 years	193,610	$8.42	193,610	$8.42
$12.75-$14.45	7.8 years	585,245	$13.33	585,245	$13.33
$16.00-$18.00	7.0 years	624,655	$17.14	624,655	$17.14

		1,547,510	$13.53	1,547,510	$13.53

The Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. No stock-based compensation expense was recorded during 2005, 2004, or 2003. The Company granted no options during 2004 or 2003.

The fair value of each option used for disclosure requirements of SFAS No. 123 is calculated at the time of issue using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005:

	2005	2004 (a)	2003 (a)
Stock price volatility	66%	n/a	n/a
Risk-free interest rate	3.7% - 4.4%	n/a	n/a
Expected life of options	6 years	n/a	n/a
Dividend yield	.43% - .62%	n/a	n/a

(a)	The Company granted no options during 2004 or 2003.

25.	LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases. A building in Brownsville, Texas, which had previously been leased, was purchased in November 2005 for $13.0 million. The purchase price of the building of $13.0 million is payable in twelve monthly installments of approximately $1.1 million. Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company. Total rental expense was $3.2 million, $2.9 million, and $5.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, future minimum rental commitments under noncancellable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

2006	$1,660
2007	1,258
2008	723
2009	324
2010	46
Thereafter	0
Total future minimum lease payments	$4,011

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
26.	LITIGATION

The State Court of California allowed the disbursement of the $24.5 million of restricted cash funds held for the Dyneer court appeal in the Vehicular Technologies case during the fourth quarter of 2005. Titan recognized the Dyneer legal charge for the judgment of approximately $15.2 million for this case. The Company received $4.3 million of the cash funds and is still awaiting the calculation of interest earned on the funds along with the associated receipt of interest to determine the amount of interest income to be recorded, which cannot be reasonably estimated at this time. See Note 16 for additional information.

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

27.	CONCENTRATION OF CREDIT RISK

Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction, and consumer markets represented 20%, 22%, and 14% of the Company’s consolidated revenues for the years ended December 31, 2005, 2004, and 2003, respectively. Net sales to CNH Global N.V. in Titan’s three markets represented 11%, 11%, and 12% of the Company’s consolidated revenues for the years ended December 31, 2005, 2004, and 2003, respectively. No other customer accounted for more than 10% of Titan’s net sales in 2005, 2004 or 2003.

28.	RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chief Executive Officer of the Company. During 2005, 2004 and 2003, sales of Titan product to these companies were approximately $6.5 million, $4.6 million and, $6.5 million, respectively. On other sales referred to Titan from these manufacturing representative companies, commissions were approximately $1.6 million, $1.5 million, and $1.2 million during 2005, 2004 and 2003, respectively. These sales and commissions were made in the ordinary course of business and were made on terms no less favorable to Titan than comparable sales and commissions to unaffiliated third parties. At December 31, 2005 and 2004, Titan had trade receivables of approximately $0.9 million and $1.4 million due from these companies, respectively.

29.	SEGMENT AND GEOGRAPHICAL INFORMATION

The Company has aggregated its operating units into reportable segments based on its three customer markets: agricultural, earthmoving/construction and consumer. These segments are based on the information used by the chief executive officer and chief operating officer to make operating decisions, allocate capital, and assess performance.management approach, which is the internal organization used by management in making operating decisions and assessing performance. The accounting policies of the segments are the same as those described in Note 1, “Descripiton of Business and Significant Accounting Policies.” Sales between segments are priced at certain margins over the cost to manufacture and all intersegment revenues are eliminated in consolidation. Segment external revenues, expenses and income from operations are determined on the basis of the results of operations of operating units of manufacturing facilities. Segment assets are generally determined on the basis of the tangible assets located at such operating units’ manufacturing facilities and the intangible assets associated with the acquisitions of such operating units. However, certain operating units’ goodwill and property, plant and equipment balances are carried at the corporate level.

Titan is organized primarily on the basis of products being included in three marketing segments, with each reportable segment including wheels, tires and wheel/tire assemblies.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about certain revenues and expenses, income (loss) from operations and segment assets used by the chief operating decision maker of the Company as of and for the years ended December 31, 2005, 2004, and 2003 (in thousands):

2005	Agricultural	Earthmoving/ Construction	Consumer	Reconciling Items		Consolidated Totals
Revenues from external customers	$310,361	$131,982	$27,790	$0		$470,133
Intersegment revenues	47,059	24,005	2,507	0		73,571
Depreciation & amortization	11,738	5,183	1,447	2,378	(a)	20,746
Income (loss) from operations	31,750	17,664	1,825	(39,240	) (b)	11,999
Total assets	239,581	89,241	22,963	88,971	(c)	440,756
Capital expenditures	3,365	1,615	230	1,542	(d)	6,752

2004
Revenues from external customers	$316,235	$160,297	$34,039	$0		$510,571
Intersegment revenues	49,905	25,454	2,722	0		78,081
Depreciation & amortization	12,084	6,980	1,585	4,258	(a)	24,907
Income (loss) from operations	38,585	16,627	1,891	(23,781	) (b)	33,322
Total assets	173,335	78,116	17,211	85,504	(c)	354,166
Capital expenditures	2,493	1,417	185	233	(d)	4,328

2003
Revenues from external customers	$288,545	$169,087	$34,040	$0		$491,672
Intersegment revenues	66,216	34,158	6,106	0		106,480
Depreciation & amortization	15,680	9,850	1,917	4,830	(a)	32,277
Income (loss) from operations	4,908	4,030	(297)	(24,861	) (b)	(16,220)
Total assets	246,138	144,580	27,130	105,236	(c)	523,084
Capital expenditures	8,701	5,195	421	247	(d)	14,564

(a)	Represents depreciation expense related to property, plant and equipment carried at the corporate level.

(b)	Represents corporate expenses including those referred to in (a). Includes Dyneer legal charge of $15.2 million in 2005.

(c)	Represents property, plant and equipment and goodwill related to certain acquisitions and other corporate assets.

(d)	Represents corporate capital expenditures.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information by geographic area as of and for the years ended December 31, 2005, 2004, and 2003 (in thousands):
2005	United States	Italy	Other Countries	Consolidated Totals
Revenues from external customers	$470,133	$0	$0	$470,133
Intersegment revenues	73,571	0	0	73,571
Long-lived assets (a)	152,084	0	0	152,084

2004
Revenues from external customers	$461,125	$29,584	$19,862	$510,571
Intersegment revenues	74,030	1,930	2,121	78,081
Long-lived assets (b)	92,346	0	0	92,346

2003
Revenues from external customers	$347,948	$88,613	$55,111	$491,672
Intersegment revenues	98,192	2,005	6,283	106,480
Long-lived assets (c)	97,163	34,967	25,175	157,305

(a)	Idled assets marketed for sale in the amount of $18.3 million are not included in the 2005 long-lived assets.

(b)	Idled assets marketed for sale in the amount of $31.2 million are not included in the 2004 long-lived assets.

(c)	Assets held for sale in the amount of $37.8 million are not included in the 2003 long-lived assts.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30.	EARNINGS PER SHARE

Earnings (loss) per share for 2005, 2004 and 2003, are (amounts in thousands, except share and per share data):

2005	Net income (loss)	Weighted- average shares		Per share amount
Basic earnings per share	$11,042	18,052,946		$.61
Effect of stock options	0	230,663

Diluted earnings per share (a)	$11,042	18,283,609		$.60

2004
Basic earnings per share	$11,107	17,798,483		$.62
Effect of stock options	0	75,247
Effect of convertible notes	2,137	3,700,669

Diluted earnings per share	$13,244	21,574,399		$.61

2003
Basic and diluted loss per share	$(36,657)	20,983,814(b	)	$(1.75)

(a)	The effect of convertible notes has not been included as they were anti-dilutive. The weighted-average share amount excluded for convertible notes totaled 7,146,627 shares.

(b)	The option price exceeded the average market price during the year; therefore, there was no stock option effect.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31.	SUPPLEMENTARY DATA - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(All amounts in thousands, except per share data)
Quarter ended	March 31		June 30		September 30		December 31		Year ended December 31

2005
Net sales	$136,129		$134,709		$102,712		$96,583		$470,133
Gross profit	24,081		22,502		10,973		6,654		64,210
Net income (loss)	11,201		4,200	(a)	1,182		(5,541	) (b)	11,042
Per share amounts: (c)
Basic	.68		.25	(a)	.06		(.28	) (b)	.61
Diluted	.51		.23	(a)	.06		(.28	) (b)	.60

2004

Net sales	$166,976		$121,188		$116,487		$105,920		$510,571
Gross profit	27,293		21,316		17,801		13,090		79,500
Net income (loss)	5,276	(d)	5,643		1,481	(e)	(1,293	) (f)	11,107
Per share amounts: (c)
Basic	.25	(d)	.32		.09	(e)	(.08	) (f)	.62
Diluted	.25	(d)	.32		.09	(e)	(.08	) (f)	.61

(a)	Noncash convertible debt conversion charge of $7.2 million was included in the quarter ended June 30, 2005.

(b)	Dyneer legal charge of $15.2 million and income tax benefit of $13.9 million were included in the quarter ended December 31, 2005.

(c)	As a result of the variances in the outstanding share balances, the year-end per share amounts do not agree to the sum of the quarters.

(d)	Goodwill impairment charge on Titan Europe of $3.0 million was included in the quarter ended March 31, 2004.

(e)	Debt termination expense of $3.7 million was included in the quarter ended September 30, 2004.

(f)
Depreciation expense on idled assets marketed for sale of $5.3 million was included in the quarter ended December 31, 2004. No depreciation expense was recorded on idled assets in the first three quarters of 2004 in accordance with SFAS No. 144.

TITAN INTERNATIONAL, INC.

SCHEDULE II - VALUATION RESERVES

Description	Balance at beginning of year	Additions to costs and expenses	Deductions		Balance at end of year
Year ended December 31, 2005

Reserve deducted in the balance sheet from the assets to which it applies

Allowance for doubtful accounts	$4,259,000	$1,455,000	$(60,000)		$5,654,000

Year ended December 31, 2004

Reserve deducted in the balance sheet from the assets to which it applies

Allowance for doubtful accounts	$5,331,000	$1,698,000	$(2,770,000	) (a)	$4,259,000

Year ended December 31, 2003

Reserve deducted in the balance sheet from the assets to which it applies

Allowance for doubtful accounts	$3,172,000	$3,327,000	$(1,168,000)		$5,331,000

(a)	Deduction of $2.8 million in 2004 includes a $1.0 million effect from the April 2004 sale of a majority interest in Titan Europe.

S-1