Form 10-Q
period 2006-03-31
TITAN INTERNATIONAL INC
filed 2006-04-27
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	April 26, 2006

Common stock, no par value per share	19,699,464

TITAN INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations for the Three Months Ended March 31, 2006 and 2005	1

	Consolidated Condensed Balance Sheets as of March 31, 2006, and December 31, 2005	2

	Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	3

	Notes to Consolidated Condensed Financial Statements	4-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

Part II.	Other Information

Item 1.	Legal Proceedings	23

Item 6.	Exhibits	23

	Signatures	23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended
	March 31,
	2006	2005
Net sales	$182,577	$136,129
Cost of sales	151,463	112,048
Gross profit	31,114	24,081
Selling, general & administrative expenses	11,365	8,610
Royalty expense	1,625	0
Idled assets marketed for sale depreciation	916	1,346
Income from operations	17,208	14,125
Interest expense	(3,723)	(2,589)
Other income	836	910
Income before income taxes	14,321	12,446
Provision for income taxes	5,728	1,245
Net income	$8,593	$11,201
Earnings per common share:
Basic	$.44	$.68
Diluted	.36	.51
Average common shares outstanding:
Basic	19,584	16,352
Diluted	25,925	25,071

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	March 31,	December 31,
Assets	2006	2005
Current assets
Cash and cash equivalents	$571	$592
Accounts receivable (net allowance of $6,145 and $5,654, respectively)	96,326	47,112
Inventories	139,678	122,692
Deferred income taxes	14,521	20,141
Prepaid and other current assets	17,235	15,630
Total current assets	268,331	206,167

Property, plant and equipment, net	137,167	140,382
Idled assets marketed for sale	17,224	18,267
Investment in Titan Europe Plc	53,403	48,467
Goodwill	11,702	11,702
Other assets	15,440	15,771

Total assets	$503,267	$440,756

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt (including current portion of long-term debt)	$8,741	$11,995
Accounts payable	61,389	24,435
Other current liabilities	28,150	11,753
Total current liabilities	98,280	48,183

Long-term debt	188,239	190,464
Deferred income taxes	15,309	13,581
Other long-term liabilities	20,171	20,715
Total liabilities	321,999	272,943

Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized, 30,577,356 issued)	30	30
Additional paid-in capital	256,051	255,299
Retained earnings	40,548	32,053
Treasury stock (at cost, 10,962,892 and 11,074,150 shares, respectively)	(98,818)	(99,817)
Accumulated other comprehensive loss	(16,543)	(19,752)
Total stockholders’ equity	181,268	167,813

Total liabilities and stockholders’ equity	$503,267	$440,756

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three months ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$8,593	$11,201
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	6,243	5,462
Deferred income tax provision	5,620	0
(Increase) decrease in current assets:
Accounts receivable	(49,214)	(20,463)
Inventories	(16,986)	151
Prepaid and other current assets	(1,605)	926
Increase (decrease) in current liabilities:
Accounts payable	36,954	7,449
Other current liabilities	16,397	3,717
Other, net	(718)	(1,484)
Net cash provided by operating activities	5,284	6,959

Cash flows from investing activities:
Capital expenditures, net	(1,515)	(712)
Other	36	9
Net cash used for investing activities	(1,479)	(703)

Cash flows from financing activities:
Payment on revolving credit facility, net	(2,200)	(6,400)
Payment on debt	(3,279)	(59)
Proceeds from exercise of stock options	1,745	400
Dividends paid	(98)	(82)
Other	6	0
Net cash used for financing activities	(3,826)	(6,141)

Net (decrease) increase in cash and cash equivalents	(21)	115

Cash and cash equivalents at beginning of period	592	1,130

Cash and cash equivalents at end of period	$571	$1,245

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1. ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (“Titan” or the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary to present fairly the Company’s financial position as of March 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005.

Accounting policies have continued without significant change and are described in the Summary of Significant Accounting Policies contained in the Company’s 2005 Annual Report on Form 10-K. These interim financial statements have been prepared pursuant to the Securities and Exchange Commission’s rules for Form 10-Q’s and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K. Details in those notes have not changed significantly, except as a result of normal interim transactions and certain matters discussed hereafter.

Reclassification
Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

2. ACQUISITION OF GOODYEAR’S NORTH AMERICAN FARM TIRE ASSETS

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

The following unaudited pro forma financial information gives effect to the acquisition of the Goodyear North American farm tire acquisition as if the acquisition had taken place on January 1, 2005. The pro forma information for the Freeport, Illinois, facility was derived from a carve-out of The Goodyear Tire & Rubber Company’s historical accounting records. The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition of assets actually occurred on January 1, 2005, nor is it necessarily indicative of Titan’s future consolidated results of operations or financial position.

Pro forma information for three months ended (in thousands, except per share data):
	March 31, 2006 (Actual)	March 31, 2005 (Pro forma)
Net sales	$182,577	$199,823
Net income	8,593	11,182
Diluted earnings per share	.36	.51

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

3. INVENTORIES

Inventories consisted of the following (in thousands):
	March 31,	December 31,
	2006	2005
Raw materials	$42,702	$42,511
Work-in-process	11,489	10,939
Finished goods	89,357	74,793
	143,548	128,243
Reduction to LIFO basis	(3,870)	(5,551)
	$139,678	$122,692

Inventories were $139.7 million and $122.7 million at March 31, 2006, and December 31, 2005, respectively. The LIFO reduction changed primarily as a result of price fluctuations within the composition of LIFO inventory layers. Included in the inventory balances were reserves for slow-moving and obsolete inventory of $3.1 million and $2.8 million at March 31, 2006, and December 31, 2005, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):
	March 31,	December 31,
	2006	2005
Land and improvements	$2,521	$2,521
Buildings and improvements	63,572	63,572
Machinery and equipment	203,535	202,598
Tools, dies and molds	52,035	51,859
Construction-in-process	2,934	2,284
	324,597	322,834
Less accumulated depreciation	(187,430)	(182,452)
	$137,167	$140,382

Property, plant and equipment, net were $137.2 million and $140.4 million at March 31, 2006, and December 31, 2005, respectively. The property, plant and equipment balances do not include idled assets marketed for sale of $17.2 million at March 31, 2006, and $18.3 million at December 31, 2005. Depreciation on fixed assets for the three months ended March 31, 2006 and 2005, totaled $4.8 million and $3.7 million, respectively. In addition, depreciation on idled assets marketed for sale was $0.9 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5. IDLED ASSETS MARKETED FOR SALE

Idled assets marketed for sale consisted of the following (in thousands):
	March 31,	December 31,
	2006	2005
Carrying value of idled assets	$17,224	$18,267

In December 2003, the Company’s management and Board of Directors approved the sale of certain operating assets with a carrying value of $37.8 million at December 31, 2003. These idled assets are being depreciated in accordance with SFAS No. 144. Depreciation on these idled assets was $0.9 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively.

During the first quarter of 2006, approximately $0.1 million of idled assets were placed back into service. The idled assets marketed for sale balance at March 31, 2006, was $17.2 million. Included in the March 31, 2006, balance are land and buildings at the Company’s idle facility in Greenwood, South Carolina, totaling $1.8 million. Machinery and equipment located at the Company’s idle facilities in Brownsville, Texas, and Natchez, Mississippi, totaling $15.4 million are also included in idled assets marketed for sale at March 31, 2006. With the assistance of independent appraisals, the Company has concluded that the fair market values of the machinery and equipment at these facilities exceed their respective carrying values. The Company has had inquiries regarding these assets and will continue the marketing process for sale of these assets in 2006. Also, as a result of the Goodyear North American farm asset acquisition, the Company is considering placing certain assets of the idled machinery and equipment back into service at the Des Moines, Iowa, or Freeport, Illinois, facilities.

6. INVESTMENT IN TITAN EUROPE PLC

Investment in unconsolidated affiliate consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Investment in Titan Europe Plc	$53,403	$48,467

The Company owns a 15.4% ownership interest in Titan Europe Plc. In accordance with SFAS No. 115, the Company records the Titan Europe Plc investment as an available-for-sale security and reports the investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. The fair value of the Company’s investment in Titan Europe Plc was $53.4 million at March 31, 2006, and $48.5 million at December 31, 2005. Titan Europe Plc is publicly traded on the AIM market in London, England.

7. GOODWILL

Goodwill reflects accumulated amortization of $2.9 million at March 31, 2006, and December 31, 2005.

The carrying amount of goodwill by segment consisted of the following (in thousands):
	March 31,	December 31,
	2006	2005
Agricultural segment	$6,912	$6,912
Earthmoving/construction segment	3,552	3,552
Consumer segment	1,238	1,238
	$11,702	$11,702

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. No goodwill charges were recorded in the first quarter of 2006 or 2005. There can be no assurance that future goodwill tests will not result in a charge to earnings.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

8. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):
	March 31,	December 31,
	2006	2005
Revolving credit facility	$96,900	$99,100
Senior unsecured convertible notes	81,200	81,200
Industrial revenue bonds and other	18,880	22,159
	196,980	202,459
Less: Amounts due within one year	8,741	11,995
	$188,239	$190,464

Aggregate maturities of long-term debt at March 31, 2006, were as follows (in thousands):
April 1 - December 31, 2006	$8,717
2007	98
2008	97,465
2009	81,200
2010	9,500
Thereafter	0
$196,980

Revolving credit facility
The Company’s $200 million revolving credit facility with agent LaSalle Bank National Association has a 2008 termination date and is collateralized by a first priority security interest in certain assets of Titan and its domestic subsidiaries. The borrowings under the facility bear interest at a floating rate of either prime rate plus 1.5% or LIBOR plus 3.0%. Interest rates at March 31, 2006, range from approximately an 8% to 9% rate. The facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants. The Company was in compliance with these covenants and restrictions as of March 31, 2006.

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

Industrial revenue bonds and other
Other debt primarily consists of industrial revenue bonds, loans from local and state entities, and other long-term notes. Maturity dates on this debt range from one to four years and interest rates ranged from a 3% to 8% rate. Other debt includes the balance due on the Brownsville building of $8.6 million and $11.9 million at March 31, 2006, and December 31, 2005, respectively. The entire debt on the Brownsville building is classified as short-term debt.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

9. WARRANTY COSTS

The Company provides limited warranties on workmanship on its products in all market segments. The Company’s products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. The warranty amount increases in the first quarter of 2006 were related to the Company’s significantly higher sales levels. Warranty accruals are included as a component of other current liabilities on the Consolidated Condensed Balance Sheets. Changes in the warranty liability consisted of the following (in thousands):

	2006	2005
Warranty liability, January 1	$1,838	$1,762
Provision for warranty liabilities	1,604	590
Warranty payments made	(1,003)	(405)
Warranty liability, March 31	$2,439	$1,947

10. EMPLOYEE BENEFIT PLANS

The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002. The components of net periodic pension cost consisted of the following (in thousands):

	Three months ended March 31,
	2006	2005
Interest cost	$983	$1,039
Expected return on assets	(1,168)	(1,202)
Amortization of unrecognized prior service cost	34	34
Amortization of unrecognized deferred taxes	(14)	(14)
Amortization of net unrecognized loss	462	439
Net periodic pension cost	$297	$296

During the first quarter of 2006, the Company contributed $0.8 million to the frozen defined benefit pension plans. The Company expects to contribute approximately $3.3 million to the pension plans during the remainder of 2006.

11. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases. Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At March 31, 2006, future minimum commitments under noncancellable operating leases with initial or remaining terms of one year were as follows (in thousands):
April 1 - December 31, 2006	$1,292
2007	1,248
2008	713
2009	320
2010	46
Thereafter	0
Total future minimum lease payments	$3,619

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

12. SEGMENT INFORMATION

The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three months ended March 31, 2006 and 2005 (in thousands):

	Revenues		Income (loss)
Three months ended	from external	Intersegment	From
March 31, 2006	customers	revenues	operations
Agricultural	$124,427	$55,237	$19,307
Earthmoving/construction	31,801	12,968	5,227
Consumer	26,349	3,075	1,020
Reconciling items (a)	0	0	(8,346)
Consolidated totals	$182,577	$71,280	$17,208

Three months ended
March 31, 2005
Agricultural	$89,459	$15,698	$13,668
Earthmoving/construction	39,141	7,012	6,138
Consumer	7,529	927	855
Reconciling items (a)	0	0	(6,536)
Consolidated totals	$136,129	$23,637	$14,125

(a)Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment carried at the corporate level.

Assets by segment were as follows (in thousands):
	March 31,	December 31,
Total assets	2006	2005
Agricultural segment	$324,626	$239,581
Earthmoving/construction segment	84,860	89,241
Consumer segment	20,423	22,963
Reconciling items (a)	73,358	88,971
Consolidated totals	$503,267	$440,756

(a)	Represents property, plant and equipment, goodwill and other corporate assets.

13. ROYALTY EXPENSE

The December 2005 Goodyear North American farm tire asset acquisition included a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America. Royalty expenses recorded in the first quarter of 2006 were $1.6 million. No royalty expense was recorded in the first quarter of 2005, as this license agreement was not yet in place.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

14. OTHER INCOME

Other income for the first quarter of 2006 was $0.8 million, which included $1.1 million of interest income received in March of 2006 regarding the final calculation of interest earned associated with restricted cash previously on deposit for the Dyneer legal case. Other income for the first quarter of 2005 was $0.9 million, which included equity income on the Titan Europe Plc investment of $1.2 million. As a result of decreased ownership percentage in Titan Europe Plc, effective December 2005, the Company no longer uses the equity method to account for its interest in Titan Europe Plc.

15. INCOME TAXES

The Company recorded income tax expense of $5.7 million and $1.2 million for the quarters ended March 31, 2006 and 2005, respectively.   During the first quarter of 2005, the Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income primarily as a result of the partial reversal of the valuation allowance recorded against the Company’s domestic net deferred tax asset balance. As a result of several years of previous losses, the Company had recorded a valuation allowance against its net deferred tax asset, consistent with the Company’s accounting policies. During the fourth quarter of 2005, based upon anticipated utilization of net operating loss carryforwards in connection with its future federal income tax filings, the Company reversed the remainder of this valuation allowance. As a result of this reversal, the Company’s effective tax rate was 40% in the first quarter of 2006 as compared to a 10% effective tax rate in the first quarter of 2005.

16. EARNINGS PER SHARE

Earnings per share (EPS) are as follows (amounts in thousands, except per share data):
	Three months ended,
	March 31, 2006			March 31, 2005
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$8,593	19,584	$.44	$11,201	16,352	$.68
Effect of stock options	0	326		0	200
Effect of convertible notes	719	6,015		1,526	8,519
Diluted EPS	$9,312	25,925	$.36	$12,727	25,071	$.51

The impact of stock options with exercise prices greater than the average market price of the Company’s common shares has been excluded, as the effect would have been antidilutive.

17. COMPREHENSIVE INCOME

Comprehensive income for the first quarter of 2006 totaled $11.8 million, which included net income of $8.6 million and unrealized gain on investments of $3.2 million, compared to $10.5 million in the first quarter of 2005, which included net income of $11.2 million and the effect of currency translation adjustments of $(0.7) million.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

18. STOCK OPTION PLANS

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

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” Prior to adopting the provisions of SFAS No. 123(R), the Company applied the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for the plans.

The Company implemented SFAS No. 123(R) using the modified prospective transition method. Under this method, Titan is to recognize share-based compensation for all current awards and for the unvested portion of previous awards based on grant date fair values. No new awards were issued during the first quarter of 2006 and all previous awards were fully vested as of the end of the prior period, December 31, 2005. Therefore, no share-based compensation expense has been recorded in the first quarter of 2006.

The Company granted no share-based awards in the first quarter of 2005. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation to periods prior to adopting SFAS No. 123(R) (amounts in thousands, except earnings per share data):
Three months ended
March 31,
2005
Net income - as reported	$11,201
Deduct: Total stock-based compensation
expense determined under fair value method
for all awards, net of related tax effects	0
Pro forma net income	$11,201
Earnings per share:
Basic - as reported	$.68
Basic - pro forma	.68
Diluted - as reported	$.51
Diluted - pro forma	.51

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following is a summary of activity in the stock option plans during the first quarter of 2006:

	Shares Subject to Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (a) (in 000’s)
Outstanding, December 31, 2005	1,547,510	$13.53
Granted	0	-
Exercised	(110,900)	15.50
Canceled/Expired	(15,260)	16.00
Outstanding, March 31, 2006	1,421,350	$13.35	6.8 years	$5,557

Exercisable, March 31, 2006	1,421,350	$13.35	6.8 years	$5,557

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of options exercised during the first quarter of 2006 was $0.2 million. Cash received from the exercise of options was $1.7 million for the first quarter of 2006. The tax benefit realized for the tax deductions from options exercised was $0.1 million for the first quarter of 2006.

The Company currently uses treasury stock shares to satisfy share option exercises. At March 31, 2006, the Company had 11.0 million shares in treasury stock.

19. SUBSEQUENT EVENTS

Termination of Cash Merger Discussions
On October 11, 2005, the Company received an offer from One Equity Partners LLC (One Equity), a private equity affiliate of JPMorgan Chase & Co., indicating One Equity’s interest in acquiring Titan International, Inc., in a cash merger for $18.00 per share of Titan common stock. On April 12, 2006, Titan and One Equity announced the termination of discussions regarding the proposed cash merger. On April 17, 2006, the Company’s Board of Directors met and thanked the Special Committee, which had been formed to pursue discussions regarding One Equity’s proposed cash merger, for all their efforts expended and agreed that their Special Committee responsibilities have now been completed.

Negotiations with Continental Tire North America to Purchase Bryan, Ohio, Assets
On April 24, 2006, the Company announced that it is in negotiations with Continental Tire North America (CTNA) to acquire the assets of its off-the-road tire manufacturing in Bryan, Ohio. It is the goal of Titan and CTNA to reach a definitive agreement within 30 days of the announcement. The asset purchase is subject to approval of the Board of Directors of Titan and CTNA, CTNA’s shareholders and government regulations. In addition, the asset purchase is contingent upon negotiation of an agreement between Titan and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW) and its Local Union No. 890L. Sales at CTNA’s Bryan facility are approximately $125 million per year.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

20. LITIGATION

The Company is a party to routine legal proceedings arising out of the normal course of business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes at this time that none of these actions, individually or in the aggregate, will have a material adverse affect on the financial condition, results of operations or cash flows of the Company. However, due to the difficult nature of predicting future legal claims, the Company cannot anticipate or predict the material adverse effect on its financial condition, results of operations or cash flows as a result of efforts to comply with or its liabilities pertaining to legal judgments.

21. RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards Number 151
In November 2004, SFAS No. 151, “Inventory Costs,” was issued. This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The January 2006 adoption of SFAS No. 151 had no material effect on the Company’s financial position, results of operations or cash flows.

Statement of Financial Accounting Standards Number 123(R)
In December 2004, SFAS No. 123, “Share-Based Payment,” was revised. This revised statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. Statement 123 (revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. This statement is effective for annual periods beginning after June 15, 2005. The January 2006 adoption of SFAS No. 123(R) had no material effect on the Company’s financial position, results of operations or cash flows in the quarter ended March 31, 2006, as all previous share-based payments were fully vested at the beginning of the quarter and no additional share-based payments were issued during the quarter.

Statement of Financial Accounting Standards Number 154
In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections,” was issued. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The January 2006 adoption of SFAS No. 154 had no material effect on the Company’s financial position, results of operations or cash flows.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
Management’s discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of these financial statements with a narrative from the perspective of the management of Titan International, Inc. (Titan or the Company) on Titan’s financial condition, results of operations, liquidity and other factors which may affect the Company’s future results. The MD&A in this quarterly report should be read in conjunction with the MD&A in Titan’s 2005 annual report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2006.

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

The Company’s major OEM customers include large manufacturers of off-highway equipment such as Deere & Company, CNH Global N.V., Caterpillar Inc., AGCO Corporation, and Kubota Corporation, in addition to many other off-highway equipment manufacturers. The Company distributes products to OEMs, independent and OEM-affiliated dealers, and through a network of distribution facilities.

The Company recorded sales of $182.6 million for the first quarter of 2006, which were 34% higher than the first quarter 2005 sales of $136.1 million. The significantly higher sales level was attributed to the expanded agricultural product offering of the Goodyear brand for farm tires, along with added manufacturing capacity from the Freeport, Illinois, facility, which was acquired in December 2005.

Income from operations was $17.2 million for the first quarter of 2006 as compared to $14.1 million in 2005. Titan’s net income was $8.6 million for the quarter, compared to $11.2 million in 2005. Basic earnings per share were $.44 in 2006, compared to $.68 in 2005. The Company’s net income decreased as the result of a higher effective tax rate of 40% in the first quarter of 2006 as compared to a 10% tax rate in the first quarter of 2005.

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

The productivity obtained during the first quarter of 2006 associated with the Freeport facility is meeting Titan’s expectations. The Freeport facility achieved a production level of approximately $65 million of manufacturing output during the first quarter of 2006. With continued productivity improvements and the addition of certain machinery and equipment, the facility’s current manufacturing production levels are estimated to be approximately two-thirds of total long-term future capacity.

RECENT DEVELOPMENTS

Termination of Cash Merger Discussions
On October 11, 2005, the Company received an offer from One Equity Partners LLC (One Equity), a private equity affiliate of JPMorgan Chase & Co., indicating One Equity’s interest in acquiring Titan International, Inc., in a cash merger for $18.00 per share of Titan common stock. On April 12, 2006, Titan and One Equity announced the termination of discussions regarding the proposed cash merger. On April 17, 2006, the Company’s Board of Directors met and thanked the Special Committee, which had been formed to pursue discussions regarding One Equity’s proposed cash merger, for all their efforts expended and agreed that their Special Committee responsibilities have now been completed.

Negotiations with Continental Tire North America to Purchase Bryan, Ohio, Assets
On April 24, 2006, the Company announced that it is in negotiations with Continental Tire North America (CTNA) to acquire the assets of its off-the-road tire manufacturing in Bryan, Ohio. It is the goal of Titan and CTNA to reach a definitive agreement within 30 days of the announcement. The asset purchase is subject to approval of the Board of Directors of Titan and CTNA, CTNA’s shareholders and government regulations. In addition, the asset purchase is contingent upon negotiation of an agreement between Titan and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW) and its Local Union No. 890L. Sales at CTNA’s Bryan facility are approximately $125 million per year.

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

Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for approximately 75% of inventories and the last-in, first-out (LIFO) method for approximately 25% of inventories. The major rubber material inventory and related work-in-process and their finished goods are accounted for under the FIFO method. The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method. Market value is estimated based on current selling prices. Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price based on historical experience. Should this experience change, adjustments to the estimated provisions would be necessary.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Impairment of Goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. The Company had goodwill of $11.7 million at March 31, 2006. Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment. Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

Impairment of Fixed Assets
The Company reviews fixed assets to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. Impairment losses are measured as the excess of the carrying value of the asset over the discounted expected future cash flows, or the fair value of the asset. The Company had idled assets marketed for sale of $17.2 million at March 31, 2006. Appraisals from third-party valuation firms indicate that the fair market values of the machinery and equipment at these facilities exceed their respective carrying values. Significant assumptions relating to future operations must be made when estimating future cash flows. Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002. During the first quarter of 2006, the Company contributed $0.8 million to its frozen pension plans. The Company expects to contribute approximately $3.3 million to these frozen defined benefit pension plans during the remainder of 2006. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 23 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2005.

Valuation of Investment Accounted for as Available-for-Sale Security
The Company had an investment in Titan Europe Plc of $53.4 million as of March 31, 2006, representing a 15.4% ownership position. This investment is recorded as “Investment in Titan Europe Plc” on the consolidated balance sheet. The Company reports this investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. If the fair value declines below the amortized cost basis, the Company determines if this decline is other than temporary. If the decline in fair value is judged to be other than temporary, an impairment charge is recorded. Should unforeseen events occur or investment trends change significantly, impairment losses could occur.

RESULTS OF OPERATIONS
The following table provides highlights for the three months ended March 31, 2006, compared to 2005 (amounts in millions, except per share data):
	Three months ended March 31,
	2006	2005
Net sales	$182.6	$136.1
Gross profit	31.1	24.1
Gross margin percentage	17.0%	17.7%

Income from operations	$17.2	$14.1

Net income	$8.6	$11.2
Earnings per share - Basic	.44	.68
Earnings per share - Diluted	.36	.51

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net Sales
Net sales for the quarter ended March 31, 2006, were $182.6 million, compared to $136.1 million in 2005. The large sales improvement of $46.5 million, or 34%, was attributed to the expanded agricultural product offering of the Goodyear brand for farm tires, along with added manufacturing capacity from the Freeport, Illinois, facility, which was acquired in December 2005.

Cost of Sales and Gross Profit
Cost of sales was $151.5 million for the first quarter of 2006, compared to $112.0 million in 2005. Gross profit for the first quarter of 2006 was $31.1 million or 17.0% of net sales, compared to $24.1 million or 17.7% of net sales for the first quarter of 2005. Higher energy costs had the effect of lowering the Company’s overall gross margin percentage by approximately 1% for the first quarter of 2006.

Administrative Expenses
Selling, general and administrative (SG&A) expenses for the first quarter of 2006 were $11.4 million or 6.2% of net sales, compared to $8.6 million or 6.3% of net sales for 2005. Research & development (R&D) expenses, which were previously shown separately, have been combined with the SG&A expenses due to the reduced level of R&D expenditures. R&D expenses were $0.3 million in the first quarter of 2006 and $0.2 million in the first quarter of 2005.

Royalty Expense
The December 2005 Goodyear North American farm tire asset acquisition included a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America. Royalty expenses recorded in the first quarter of 2006 were $1.6 million. No royalty expense was recorded in the first quarter of 2005, as this license agreement was not yet in place.

Idled Assets Marketed for Sale
The Company’s profit margins have been negatively affected by the depreciation associated with the idled assets marketed for sale. The idled assets balance at March 31, 2006, was $17.2 million. Included in the March 31, 2006, balance is land and a building at the Company’s idled facility in Greenwood, South Carolina, of $1.8 million. Machinery and equipment located at the Company’s idled facilities in Brownsville, Texas, and Natchez, Mississippi, totaling $15.4 million are also included in idled assets at March 31, 2006. The Company incurred $0.9 million and $1.3 million in depreciation related to the idled assets for the quarters ended March 31, 2006 and 2005, respectively.

Income from Operations
Income from operations for the first quarter of 2006 was $17.2 million or 9.4% of net sales, compared to $14.1 million or 10.4% in 2005. The income from operations increased $3.1 million, however, based on a percentage of net sales, income from operations decreased from 10.4% in 2005 to 9.4% in 2006, a difference of 1.0%. The primary factors responsible for the 1.0% reduction are discussed in the “Cost of Sales and Gross Profit” and “Royalty” sections above.

Interest Expense
Interest expense was $3.7 million for the first quarter of 2006, compared to $2.6 million in 2005. The Company’s average debt balance was approximately $33 million higher in the first quarter of 2006 resulting in an increase in interest expense of $0.5 million. The Company’s average interest rates were 7.3% in the first quarter of 2006, compared to 6.1% in the first quarter of 2005, resulting in an increase in interest expense of $0.6 million.

Other Income
Other income for the first quarter of 2006 was $0.8 million, which included $1.1 million of interest income received in March 2006 regarding the final calculation of interest earned associated with restricted cash previously on deposit for the Dyneer legal case. Other income for the first quarter of 2005 was $0.9 million, which included equity income on the Titan Europe Plc investment of $1.2 million. As a result of decreased ownership percentage in Titan Europe Plc, effective December 2005, the Company no longer uses the equity method to account for its interest in Titan Europe Plc.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income Taxes
The Company recorded income tax expense of $5.7 million and $1.2 million for the quarters ended March 31, 2006 and 2005, respectively.   During the first quarter of 2005, the Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income primarily as a result of the valuation allowance recorded against the Company’s domestic net deferred tax asset balance. As a result of several years of previous losses, the Company had recorded a valuation allowance against its net deferred tax asset, consistent with the Company’s accounting policies. During the fourth quarter of 2005, based upon anticipated utilization of net operating loss carryforwards in connection with its future federal income tax filings, the Company reversed this valuation allowance. As a result of this reversal, the Company’s effective tax rate was 40% in the first quarter of 2006 as compared to a 10% effective tax rate in the first quarter of 2005.

Net Income
Net income for the first quarter of 2006 was $8.6 million compared to $11.2 million in 2005. Basic earnings per share was $.44 for the first quarter of 2006 compared to $.68 in 2005. Diluted earnings per share was $.36 for the first quarter of 2006 compared to $.51 in 2005. The Company’s net income and earnings per share decreased due to the items detailed above and primarily as the result of a higher effective tax rate of 40% in the first quarter of 2006 as compared to a 10% tax rate in the first quarter of 2005.

Agricultural Segment Results
Net sales in the agricultural market were $124.4 million for the first quarter of 2006 as compared to $89.5 million in 2005. The expanded product offering of the Goodyear brand for farm tires, along with added manufacturing capacity from the Freeport, Illinois, facility accounted for the majority of the agricultural market sales increase. Income from operations in the agricultural market was $19.3 million for the first quarter of 2006 as compared to $13.7 million for the first quarter of 2005. The increase in income from operations in the agricultural market was attributed to the higher production levels.

Earthmoving/Construction Segment Results
The Company’s earthmoving/construction market net sales were $31.8 million for the first quarter of 2006 as compared to $39.1 million in 2005. Income from operations in the earthmoving/construction market was $5.2 million for the first quarter of 2006 versus $6.1 million in 2005. The decrease in sales and income from operations in the earthmoving/ construction market was due to decreased sales to the United States government, which were approximately $8 million lower in the first quarter of 2006 as compared to 2005. Sales to the United States government are dependent on government appropriations and have a tendency for significant fluctuations.

Consumer Segment Results
Consumer market net sales were $26.4 million for the first quarter of 2006 as compared to $7.5 million in 2005. The Goodyear farm tire acquisition agreement included an off-take/mixing agreement for certain product sales to Goodyear. Sales to The Goodyear Tire & Rubber Company under this agreement were approximately $17 million in the first quarter of 2006. Consumer market income from operations was $1.0 million for the first quarter of 2006 as compared to $0.9 million for 2005.

Corporate Expenses
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $8.3 million for the first quarter of 2006 as compared to $6.5 million for the first quarter of 2005. The increase in corporate expenses related primarily to higher sales and marketing expenses of $0.6 million and professional fees of $0.8 million.

MARKET RISK SENSITIVE INSTRUMENTS
The Company’s risks related to foreign currencies, commodity prices and interest rates are consistent with those for 2005. For more information, see the “Market Risk Sensitive Instruments” discussion in the Company’s Form 10-K for the fiscal year ended December 31, 2005.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of March 31, 2006, and December 31, 2005, the Company had $0.6 million of cash deposited within various bank accounts.

Operating cash flows
In the first quarter of 2006, positive cash flows from operating activities of $5.3 million resulted primarily from net income of $8.6 million, depreciation and amortization of $6.2 million, and increases in accounts payable and other current liabilities of $37.0 million and $16.4 million, offset by accounts receivable and inventory increases of $49.2 million and $17.0 million. The significant increase in accounts payable and accounts receivable in the first quarter of 2006 related to the higher first quarter sales levels. In comparison, for the first quarter of 2005, positive cash flows from operating activities of $7.0 million resulted primarily from net income of $11.2 million, depreciation and amortization of $5.5 million, and increases in accounts payable of $7.4 million, offset by accounts receivable increases of $20.5 million.

Investing cash flows
The Company invested $1.5 million in capital expenditures in the first quarter of 2006, compared to $0.7 million in the first quarter of 2005. The expenditures represent various equipment purchases and improvements to enhance production capabilities. The Company estimates that its total capital expenditures for the remainder of 2006 will be approximately $16 million.

Financing cash flows
In the three months ended March 31, 2006, cash of $3.8 million was used for financing activities. This use of cash was primarily the result of net debt payment of $5.5 million offset by $1.7 million in proceeds from the exercise of stock options. In comparison, in the first quarter of 2005, cash of $6.1 million was used for financing activities, primarily the result of net revolver payment of $6.4 million.

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

The Company is in compliance with these covenants and restrictions as of March 31, 2006. The Company’s minimum book value of eligible accounts receivable and eligible inventory is required to be equal to or greater than $100 million and the Company computed it to be $226.7 million at March 31, 2006. The collateral coverage is required to be equal to or greater than 1.25 times the outstanding revolver balance and was calculated to be 2.79 times this balance at March 31, 2006. The fixed charge coverage ratio must be equal to or greater than a 1.0 to 1.0 ratio if the 30-day average of the outstanding revolver balance exceeds $175 million. This covenant did not apply for the quarter ended March 31, 2006. The outstanding revolver balance was $112.6 million at December 31, 2005, including cash borrowings of $96.9 million and letters of credit of $15.7 million.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Other Issues
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances. Historically, the Company tends to experience higher sales demand in the first and second quarters.

Liquidity Outlook
At March 31, 2006, the Company had cash and cash equivalents of $0.6 million and $87.4 million of unused availability under the terms of its revolving credit facility. The availability under the Company’s $200 million revolving credit facility is reduced by $96.9 million of borrowings and $15.7 million for outstanding letters of credit. The Company had scheduled debt principal payments amounting to $8.7 million due for the remainder of 2006. Titan expects to contribute approximately $3.3 million to its frozen defined benefit pension plans during the remainder of 2006. The Company estimates that its total capital expenditures for the remainder of 2006 will be approximately $16 million.

Cash on hand, anticipated internal cash flows from operations and utilization of remaining available borrowings are expected to provide sufficient liquidity for working capital needs, capital expenditures, and payments required on short-term debt. However, if the Company were to exhaust all currently available working capital sources or were not to meet the financial covenants and conditions of its loan agreements, the Company’s ability to secure additional funding may be negatively impacted.

MARKET CONDITIONS AND OUTLOOK
In the first quarter of 2006, the Company experienced a softening in demand from original equipment manufacturers for Company products. In December of 2005, the Company acquired the Goodyear North American farm tire assets, which included a manufacturing facility in Freeport, Illinois. The transaction also included a license agreement with Goodyear for Titan to manufacture and sell Goodyear branded farm tires in North America. Titan is using the capacity from the Freeport facility to expand market share. Therefore, although markets are expected to be slightly lower, the Company expects its sales to continue to be significantly higher through the remainder of 2006 due to the Freeport facility acquisition. Higher energy, raw material and petroleum-based product costs may continue to negatively impact the Company’s margins. Many of Titan’s overhead expenses are fixed; therefore seasonal trends may cause fluctuations in quarterly profit margins and affect the financial condition of the Company.

Agricultural Market Outlook
Agricultural market sales for the industry are expected to remain slightly lower in 2006. Although, the farm economy is forecasted to remain stable, the high cost of fuel and fertilizer is negatively affecting the farm sector. Increasing use of grain-based ethanol and soybean-based biodiesel fuel should support commodity prices and farm income levels in the long-term. Titan’s capacity in the agricultural market has increased significantly as a result of the Freeport facility acquisition and, therefore, Titan’s agricultural sales should remain higher for the remainder of 2006 when compared to 2005. Many variables, including weather, grain prices, export markets, and future government policies and payments can greatly influence the overall health of the agricultural economy.

Earthmoving/Construction Market Outlook
Sales for the earthmoving/construction market are expected to be slightly lower for the remainder of 2006. Mining sales are expected to remain stable as the result of higher commodity prices. However, products supplied to the U.S. government, included in this segment, are expected to be lower in the near term. Military sales can fluctuate significantly from quarter to quarter due to the governmental appropriation process and demand levels. The earthmoving/construction segment is affected by many variables including commodity prices, road construction, infrastructure, government appropriations and housing starts. Many of these factors are very sensitive to interest rate fluctuations.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Consumer Market Outlook
Titan’s sales in the consumer market should be significantly higher for the remainder of 2006 as compared to 2005 due to the Goodyear farm tire acquisition agreement which included an off-take/mixing agreement for certain product sales to Goodyear that are included in this segment. Sales to Goodyear may fluctuate significantly based upon their future product requirements. The all-terrain vehicle (ATV) wheel and tire market is expected to offer future long-term growth opportunities for Titan within the consumer market. Many factors affect the consumer market including weather, competitive pricing, energy prices, interest rates and consumer attitude.

PENSIONS
The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002. These plans are described in Note 23 of the Company’s Notes to Consolidated Financial Statements in the 2005 Annual Report on Form 10-K. The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. During the first quarter of 2006, the Company contributed $0.8 million to the frozen defined benefit pension plans. The Company expects to contribute approximately $3.3 million to these frozen defined benefit pension plans during the remainder of 2006.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards Number 151
In November 2004, SFAS No. 151, “Inventory Costs,” was issued. This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The January 2006 adoption of SFAS No. 151 had no material effect on the Company’s financial position, results of operations or cash flows.

Statement of Financial Accounting Standards Number 123(R)
In December 2004, SFAS No. 123, “Share-Based Payment,” was revised. This revised statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. Statement 123 (revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. This statement is effective for annual periods beginning after June 15, 2005. The January 2006 adoption of SFAS No. 123(R) had no material effect on the Company’s financial position, results of operations or cash flows in the quarter ended March 31, 2006, as all previous share-based payments were fully vested at the beginning of the quarter and no additional share-based payments were issued during the quarter.

Statement of Financial Accounting Standards Number 154
In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections,” was issued. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The January 2006 adoption of SFAS No. 154 had no material effect on the Company’s financial position, results of operations or cash flows.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the Company’s 2005 Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

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

TITAN INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to routine legal proceedings arising out of the normal course of business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes at this time that none of these actions, individually or in the aggregate, will have a material adverse affect on the financial condition, results of operations or cash flows of the Company. However, due to the difficult nature of predicting future legal claims, the Company cannot anticipate or predict the material adverse effect on its financial condition, results of operations or cash flows as a result of efforts to comply with or its liabilities pertaining to legal judgments.

Item 6. Exhibits

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	April 27, 2006	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ KENT W. HACKAMACK
Kent W. Hackamack
Vice President of Finance and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)