Form 10-Q
period 2006-06-30
TITAN INTERNATIONAL INC
filed 2006-07-28
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	July 26, 2006

Common stock, no par value per share	19,731,332

TITAN INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations for the Three and Six Months Ended June 30, 2006 and 2005	1

	Consolidated Condensed Balance Sheets as of June 30, 2006, and December 31, 2005	2

	Consolidated Condensed Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2006	3

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	4

	Notes to Consolidated Condensed Financial Statements	5-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Part II.	Other Information

Item 1.	Legal Proceedings	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 6.	Exhibits	26

	Signatures	26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$175,194	$134,709	$357,771	$270,838
Cost of sales	152,752	112,207	304,215	224,255
Gross profit	22,442	22,502	53,556	46,583
Selling, general & administrative expenses	8,589	8,228	19,954	16,838
Royalty expense	1,214	0	2,839	0
Idled assets marketed for sale depreciation	904	1,334	1,820	2,680
Income from operations	11,735	12,940	28,943	27,065
Interest expense	(3,709)	(2,353)	(7,432)	(4,942)
Noncash convertible debt conversion charge	0	(7,225)	0	(7,225)
Other income	1,313	404	2,149	1,314
Income before income taxes	9,339	3,766	23,660	16,212
Provision (benefit) for income taxes	3,736	(434)	9,464	811
Net income	$5,603	$4,200	$14,196	$15,401

Earnings per common share:
Basic	$.28	$.25	$.72	$.93
Diluted	.24	.23	.60	.74
Average common shares outstanding:
Basic	19,695	16,900	19,639	16,628
Diluted	26,081	25,186	26,003	25,128

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	June 30,	December 31,
Assets	2006	2005
Current assets
Cash and cash equivalents	$239	$592
Accounts receivable (net allowance of $6,195 and $5,654, respectively)	98,231	47,112
Inventories	147,895	122,692
Deferred income taxes	11,604	20,141
Prepaid and other current assets	16,848	15,630
Total current assets	274,817	206,167

Property, plant and equipment, net	133,989	140,382
Idled assets marketed for sale	16,121	18,267
Investment in Titan Europe Plc	52,177	48,467
Goodwill	11,702	11,702
Other assets	15,247	15,771

Total assets	$504,053	$440,756

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt (including current portion of long-term debt)	$5,501	$11,995
Accounts payable	62,680	24,435
Other current liabilities	24,200	11,753
Total current liabilities	92,381	48,183

Long-term debt	189,615	190,464
Deferred income taxes	14,880	13,581
Other long-term liabilities	19,468	20,715
Total liabilities	316,344	272,943

Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized, 30,577,356 issued)	30	30
Additional paid-in capital	256,831	255,299
Retained earnings	46,052	32,053
Treasury stock (at cost, 10,856,592 and 11,074,150 shares, respectively)	(97,864)	(99,817)
Accumulated other comprehensive loss	(17,340)	(19,752)
Total stockholders’ equity	187,709	167,813

Total liabilities and stockholders’ equity	$504,053	$440,756

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance January 1, 2006	19,503,206	$30	$255,299	$32,053	$(99,817)	$(19,752)	$167,813

Comprehensive income:
Net income				14,196			14,196
Unrealized gain on investment, net of tax						2,412	2,412
Comprehensive income				14,196		2,412	16,608
Dividends paid on common stock				(197)			(197)
Exercise of stock options	214,800		1,508		1,928		3,436
Issuance of treasury stock
under 401(k) plan	2,758		24		25		49

Balance June 30, 2006	19,720,764	$30	$256,831	$46,052	$(97,864)	$(17,340)	$187,709

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$14,196	$15,401
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	12,488	10,915
Noncash convertible debt conversion charge	0	7,225
Deferred income tax provision	8,816	0
Excess tax benefit from stock options exercised	(279)	0
(Increase) decrease in current assets:
Accounts receivable	(51,119)	(17,195)
Inventories	(25,203)	5,980
Prepaid and other current assets	(1,218)	(30)
Increase in current liabilities:
Accounts payable	38,245	3,042
Other current liabilities	12,446	2,906
Other, net	(1,714)	(1,755)
Net cash provided by operating activities	6,658	26,489

Cash flows from investing activities:
Capital expenditures, net	(2,967)	(1,929)
Other	36	39
Net cash used for investing activities	(2,931)	(1,890)

Cash flows from financing activities:
Payment on revolving credit facility, net	(800)	(24,900)
Payment on debt	(6,543)	(117)
Proceeds from exercise of stock options	3,131	400
Excess tax benefit from stock options exercised	279	0
Payment of financing fees	0	(500)
Dividends paid	(196)	(164)
Other, net	49	94
Net cash used for financing activities	(4,080)	(25,187)

Net decrease in cash and cash equivalents	(353)	(588)

Cash and cash equivalents at beginning of period	592	1,130

Cash and cash equivalents at end of period	$239	$542

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1. ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (“Titan” or the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary to present fairly the Company’s financial position as of June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005.

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

The following unaudited pro forma financial information gives effect to the acquisition of the Goodyear North American farm tire assets as if the acquisition had taken place on January 1, 2005. The pro forma information for the Freeport, Illinois, facility was derived from a carve-out of The Goodyear Tire & Rubber Company’s historical accounting records.

Pro forma information for the three months and six months ended is as follows (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2006 (Actual)	2005 (Pro forma)	2006 (Actual)	2005 (Pro forma)
Net sales	$175,194	$198,403	$357,771	$398,226
Income before income taxes	9,339	3,747	23,660	16,174
Net income	5,603	4,181	14,196	15,363
Diluted earnings per share	.24	.23	.60	.74

The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition of assets actually occurred on January 1, 2005, nor is it necessarily indicative of Titan’s future consolidated results of operations or financial position.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

3. INVENTORIES

Inventories consisted of the following (in thousands):
	June 30,	December 31,
	2006	2005
Raw materials	$45,442	$42,511
Work-in-process	10,391	10,939
Finished goods	95,261	74,793
	151,094	128,243
Reduction to LIFO basis	(3,199)	(5,551)
	$147,895	$122,692

Inventories were $147.9 million and $122.7 million at June 30, 2006, and December 31, 2005, respectively. The LIFO reduction changed primarily as a result of fluctuations within the composition of LIFO inventory layers. Included in the inventory balances were reserves for slow-moving and obsolete inventory of $2.9 million and $2.8 million at June 30, 2006, and December 31, 2005, respectively.

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Land and improvements	$2,521	$2,521
Buildings and improvements	63,693	63,572
Machinery and equipment	203,889	202,598
Tools, dies and molds	52,109	51,859
Construction-in-process	4,103	2,284
	326,315	322,834
Less accumulated depreciation	(192,326)	(182,452)
	$133,989	$140,382

Property, plant and equipment, net was $134.0 million and $140.4 million at June 30, 2006, and December 31, 2005, respectively. The property, plant and equipment balances do not include idled assets marketed for sale of $16.1 million at June 30, 2006, and $18.3 million at December 31, 2005. Depreciation on fixed assets for the six months ended June 30, 2006 and 2005, totaled $9.7 million and $7.4 million, respectively. In addition, depreciation on idled assets marketed for sale was $1.8 million and $2.7 million for the six months ended June 30, 2006 and 2005, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5. IDLED ASSETS MARKETED FOR SALE

Idled assets marketed for sale consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Carrying value of idled assets	$16,121	$18,267

The idled assets marketed for sale are being depreciated in accordance with SFAS No. 144. Depreciation on these idled assets was $1.8 million and $2.7 million for the six months ended June 30, 2006 and 2005, respectively.

During the first six months of 2006, approximately $0.3 million of idled assets were placed back into service. The idled assets balance at June 30, 2006, was $16.1 million. Included in the June 30, 2006, balance are land and a building at the Company’s idled facility in Greenwood, South Carolina, totaling $1.8 million. Machinery and equipment located at the Company’s idled facilities in Brownsville, Texas, and Natchez, Mississippi, totaling $14.3 million, are also included in idled assets marketed for sale at June 30, 2006. With the assistance of independent appraisals, the Company has concluded that the fair market values of the machinery and equipment at these facilities exceed their respective carrying values. The Company has had inquiries regarding these assets and continues the marketing process for sale of these assets. Also, as a result of the Goodyear North American farm tire asset acquisition, the Company is considering placing certain assets of the idled machinery and equipment back into service at the Des Moines, Iowa, or Freeport, Illinois, facilities.

6. INVESTMENT IN TITAN EUROPE PLC

Investment in unconsolidated affiliate consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Investment in Titan Europe Plc	$52,177	$48,467

As of June 30, 2006, the Company owns a 15.4% stock ownership interest in Titan Europe Plc. In accordance with SFAS No. 115, the Company records the Titan Europe Plc investment as an available-for-sale security and reports the investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. The fair value of the Company’s investment in Titan Europe Plc was $52.2 million at June 30, 2006, and $48.5 million at December 31, 2005. Titan Europe Plc is publicly traded on the AIM market in London, England.

7. GOODWILL

The carrying amount of goodwill by segment consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Agricultural segment	$6,912	$6,912
Earthmoving/construction segment	3,552	3,552
Consumer segment	1,238	1,238
	$11,702	$11,702

Goodwill reflects accumulated amortization of $2.9 million at June 30, 2006, and December 31, 2005. The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. No goodwill charges were recorded in the first half of 2006 or 2005. There can be no assurance that future goodwill tests will not result in a charge to earnings.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

8. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):
	June 30,	December 31,
	2006	2005
Revolving credit facility	$98,300	$99,100
Senior unsecured convertible notes	81,200	81,200
Industrial revenue bonds and other	15,616	22,159
	195,116	202,459
Less: Amounts due within one year	5,501	11,995
	$189,615	$190,464

Aggregate maturities of long-term debt at June 30, 2006, were as follows (in thousands):

July 1 - December 31, 2006	$5,453
2007	98
2008	98,865
2009	81,200
2010	9,500
Thereafter	0
$195,116

Revolving credit facility
The Company’s $200 million revolving credit facility with agent LaSalle Bank National Association has a 2008 termination date and is collateralized by a first priority security interest in certain assets of Titan and its domestic subsidiaries. The borrowings under the facility bear interest at a floating rate of either prime rate plus 1.5% or LIBOR plus 3.0%. Interest rates at June 30, 2006, range from approximately an 8% to 10% rate. The facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants. The Company was in compliance with these covenants and restrictions as of June 30, 2006.

Credit Facility Amendment
On June 28, 2006, the Company entered into a contingent amendment to its revolving credit facility with LaSalle Bank National Association. The amendment will increase the revolving loan availability from $200 million to $250 million. The amendment will not be effective until the closing of Titan’s acquisition of the assets of the off-the-road (OTR) tire manufacturing facility in Bryan, Ohio, from Continental Tire North America.

Senior unsecured convertible notes
The $81.2 million of 5.25% senior unsecured convertible notes are due 2009. These notes are convertible by the holders into shares of the Company’s stock at any time on or before maturity at a conversion rate of 74.0741 shares per $1,000 principal amount of notes ($13.50 per common share), subject to adjustment. This conversion rate would convert all of the notes into approximately 6.0 million shares of the Company’s common stock.

Industrial revenue bonds and other
Other debt primarily consists of industrial revenue bonds, loans from local and state entities, and other long-term notes. Maturity dates on this debt range from one to four years and interest rates ranged from a 3% to 9% rate. Other debt includes the balance due on the Brownsville building of $5.4 million and $11.9 million at June 30, 2006, and December 31, 2005, respectively. The entire debt on the Brownsville building is classified as short-term debt.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

9. WARRANTY COSTS

The Company provides limited warranties on workmanship on its products in all market segments. The Company’s products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. The warranty amount increases in the first half of 2006 were related to the Company’s significantly higher sales levels. Warranty accruals are included as a component of other current liabilities on the Consolidated Condensed Balance Sheets. Changes in the warranty liability consisted of the following (in thousands):

	2006	2005
Warranty liability, January 1	$1,838	$1,762
Provision for warranty liabilities	2,747	1,150
Warranty payments made	(1,814)	(946)
Warranty liability, June 30	$2,771	$1,966

10. EMPLOYEE BENEFIT PLANS

The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002. The components of net periodic pension cost consisted of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest cost	$983	$1,039	$1,966	$2,078
Expected return on assets	(1,168)	(1,202)	(2,336)	(2,404)
Amortization of unrecognized prior service cost	34	34	68	68
Amortization of unrecognized deferred taxes	(14)	(14)	(28)	(28)
Amortization of net unrecognized loss	462	439	924	878
Net periodic pension cost	$297	$296	$594	$592

During the first half of 2006, the Company contributed $1.7 million to the frozen defined benefit pension plans. The Company expects to contribute approximately $2.3 million to the pension plans during the remainder of 2006.

11. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases. Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At June 30, 2006, future minimum commitments under noncancellable operating leases with initial or remaining terms of one year were as follows (in thousands):

July 1 - December 31, 2006	$1,587
2007	2,277
2008	1,247
2009	695
2010	421
Thereafter	187
Total future minimum lease payments	$6,414

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

12. SEGMENT INFORMATION

The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Revenues			Income (loss)
Three months ended	from external		Intersegment	from
June 30, 2006	customers		revenues	operations
Agricultural	$116,267		$45,474	$12,660
Earthmoving/construction	29,005		11,999	4,474
Consumer	29,922	(a)	2,970	655
Reconciling items (b)	0		0	(6,054)
Consolidated totals	$175,194		$60,443	$11,735

Three months ended
June 30, 2005
Agricultural	$90,819		$10,889	$11,605
Earthmoving/construction	35,721		6,129	6,370
Consumer	8,169		507	701
Reconciling items (b)	0		0	(5,736)
Consolidated totals	$134,709		$17,525	$12,940

	Revenues			Income (loss)
Six months ended	from external		Intersegment	from
June 30, 2006	customers		revenues	operations
Agricultural	$240,694		$100,711	$31,967
Earthmoving/construction	60,806		24,967	9,701
Consumer	56,271	(c)	6,045	1,675
Reconciling items (b)	0		0	(14,400)
Consolidated totals	$357,771		$131,723	$28,943

Six months ended
June 30, 2005
Agricultural	$180,278		$26,587	$25,273
Earthmoving/construction	74,862		13,141	12,508
Consumer	15,698		1,434	1,556
Reconciling items (b)	0		0	(12,272)
Consolidated totals	$270,838		$41,162	$27,065

(a)	Sales to the Goodyear Tire & Rubber Company for the three months ended June 30, 2006, the majority of which are included in the consumer segment, were approximately $20 million.

(b)	Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment carried at the corporate level.

(c)	Sales to the Goodyear Tire & Rubber Company for the six months ended June 30, 2006, the majority of which are included in the consumer segment, were approximately $38 million.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Assets by segment were as follows (in thousands):
	June 30,	December 31,
Total assets	2006	2005
Agricultural segment	$321,119	$239,581
Earthmoving/construction segment	91,088	89,241
Consumer segment	23,870	22,963
Reconciling items (a)	67,976	88,971
Consolidated totals	$504,053	$440,756

(a)	Represents property, plant and equipment and other corporate assets.

13. ROYALTY EXPENSE

The December 2005 Goodyear North American farm tire asset acquisition included a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America. Royalty expenses recorded for the three and six months ended June 30, 2006, were $1.2 million and $2.8 million, respectively. No royalty expense was recorded in the three and six months ended June 30, 2005, as this license agreement was not yet in place.

14. NONCASH CONVERTIBLE DEBT CONVERSION CHARGE

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

15. OTHER INCOME

Other income consisted of the following (in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income	$223	$80	$1,356	$139
Dividend income - Titan Europe Plc	811	0	811	0
Foreign exchange gain (loss)	331	(528)	408	(900)
Equity income - Titan Europe Plc	0	846	0	2,038
Other (expense) income	(52)	6	(426)	37
	$1,313	$404	$2,149	$1,314

Interest income for the six months ended June 30, 2006, includes $1.1 million of interest income received in March of 2006 regarding the final calculation of interest earned associated with restricted cash previously on deposit for the Dyneer legal case. As a result of decreased ownership percentage in Titan Europe Plc, effective December 2005, the Company no longer uses the equity method to account for its interest in Titan Europe Plc.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

16. INCOME TAXES

The Company recorded income tax expense of $3.7 million and $9.5 million for the three and six months ended June 30, 2006, respectively, as compared to an income tax benefit of $0.4 million and income tax expense of $0.8 million for the three and six months ended June 30, 2005.   During the first half of 2005, the Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to income before income taxes primarily as a result of the partial reversal of the valuation allowance recorded against the Company’s domestic net deferred tax asset balance. As a result of several years of previous losses, the Company had recorded a valuation allowance against its net deferred income tax asset, consistent with the Company’s accounting policies. During the fourth quarter of 2005, based upon anticipated utilization of net operating loss carryforwards in connection with its future federal income tax filings, the Company reversed the remainder of this valuation allowance. As a result of this reversal, the Company’s effective income tax rate was 40% in the first half of 2006 as compared to a 5% effective tax rate in the first half of 2005.

17. EARNINGS PER SHARE

Earnings per share (EPS) are as follows (amounts in thousands, except per share data):

	Three months ended,
	June 30, 2006			June 30, 2005
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$5,603	19,695	$.28	$4,200	16,900	$.25
Effect of stock options	0	371		0	207
Effect of convertible notes	719	6,015		1,614	8,079
Diluted EPS	$6,322	26,081	$.24	$5,814	25,186	$.23

	Six months ended,
	June 30, 2006			June 30, 2005
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$14,196	19,639	$.72	$15,401	16,628	$.93
Effect of stock options	0	349		0	203
Effect of convertible notes	1,438	6,015		3,140	8,297
Diluted EPS	$15,634	26,003	$.60	$18,541	25,128	$.74

The impact of stock options with exercise prices greater than the average market price of the Company’s common shares has been excluded, as the effect would have been antidilutive.

18. COMPREHENSIVE INCOME

Comprehensive income for the second quarter of 2006 totaled $4.8 million compared to $3.0 million in the second quarter of 2005. Comprehensive income for the second quarter of 2006 included net income of $5.6 million and unrealized loss on investments of $0.8 million, while comprehensive income for the second quarter of 2005 included net income of $4.2 million and the effect of foreign currency translation adjustments of $(1.2) million. Comprehensive income for the six months ended June 30, 2006, was $16.6 million compared to $13.4 million in 2005. Comprehensive income for the six months ended June 30, 2006, included net income of $14.2 million and unrealized gain on investments of $2.4 million, while comprehensive income for the six months ended June 30, 2005, included net income of $15.4 million and the effect of foreign currency translations of $(2.0) million.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

19. STOCK OPTION PLANS

Stock Incentive Plan
The Company adopted the 1993 Stock Incentive Plan to provide grants of stock options as a means of attracting and retaining qualified employees for the Company. There will be no additional issuance of stock options under this plan, as it has expired. Options previously granted are fully vested and expire 10 years from the grant date of the option.

Non-Employee Director Stock Option Plan
The Company adopted the 1994 Non-Employee Director Stock Option Plan to provide for grants of stock options as a means of attracting and retaining qualified independent directors for the Company. There will be no additional issuance of stock options under this plan, as it has expired. Options previously granted are fully vested and expire 10 years from the grant date of the option.

2005 Equity Incentive Plan
The Company adopted the 2005 Equity Incentive Plan (the Plan) to provide stock options as a means of attracting and retaining qualified independent directors and employees for the Company. A total of 2.1 million shares are reserved for issuance under the Plan. The exercise price of stock options may not be less than the fair market value of the common stock on the date of the grant. The vesting and term of each option is set by the Board of Directors. In 2005, a total of 890,380 options were granted under this plan. Options granted are fully vested and expire 10 years from the grant date of the option.

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

The Company implemented SFAS No. 123(R) using the modified prospective transition method. Under this method, Titan is to recognize share-based compensation for all current awards and for the unvested portion of previous awards based on grant date fair values. No new awards were issued during the first six months of 2006 and all previous awards were fully vested as of the end of the prior period, December 31, 2005. Therefore, no share-based compensation expense has been recorded in the first six months of 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation for periods prior to adopting SFAS No. 123(R) (amounts in thousands, except earnings per share data):

	Three months ended	Six months ended
	June 30,	June 30,
	2005	2005
Net income - as reported	$4,200	$15,401
Deduct: Total stock-based compensation
expense determined under fair value method
for all awards, net of related tax effects	(262)	(262)
Pro forma net income	$3,938	$15,139
Earnings per share:
Basic - as reported	$.25	$.93
Basic - pro forma	.23	.91
Diluted - as reported	$.23	$.74
Diluted - pro forma	.22	.73

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following is a summary of activity in the stock option plans during the first six months of 2006:

	Shares Subject to Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (a) (in 000’s)
Outstanding, December 31, 2005	1,547,510	$13.53
Granted	0	-
Exercised	(214,800)	14.57
Canceled/Expired	(15,260)	16.00
Outstanding, June 30, 2006	1,317,450	$13.33	6.4 years	$7,088
Exercisable, June 30, 2006	1,317,450	$13.33	6.4 years	$7,088

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of options exercised during the first six months of 2006 was $0.7 million. Cash received from the exercise of options was $3.1 million for the first six months of 2006. The tax benefit realized for the tax deductions from options exercised was $0.3 million for the first six months of 2006.

The Company currently uses treasury stock shares to satisfy share option exercises. At June 30, 2006, the Company had 10.9 million shares in treasury stock.

20. RECENT DEVELOPMENTS

Termination of Cash Merger Discussions
On October 11, 2005, the Company received an offer from One Equity Partners LLC (One Equity), a private equity affiliate of JPMorgan Chase & Co., indicating One Equity’s interest in acquiring Titan International, Inc. in a cash merger for $18.00 per share of Titan common stock. On April 12, 2006, Titan and One Equity announced the termination of discussions regarding the proposed cash merger. On April 17, 2006, the Company’s Board of Directors met and thanked the Special Committee, which had been formed to pursue discussions regarding One Equity’s proposed cash merger, for all their efforts expended and agreed that their Special Committee responsibilities have been completed.

Negotiations with Continental Tire North America to Purchase Bryan, Ohio, Assets
On April 24, 2006, the Company announced that it is in negotiations with Continental Tire North America (CTNA) to acquire the assets of its off-the-road (OTR) tire manufacturing facility in Bryan, Ohio. The asset purchase, if completed, will be subject to approval of the Board of Directors of Titan and CTNA, CTNA’s shareholders and government regulations. In addition, the asset purchase is contingent upon negotiation of an agreement between Titan and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW) and its Local Union No. 890L.

Credit Facility Amendment
On June 28, 2006, the Company entered into a contingent amendment to its revolving credit facility with LaSalle Bank National Association. The amendment will increase the revolving loan availability from $200 million to $250 million. The amendment will not be effective until the closing of Titan’s acquisition of the assets of the off-the-road (OTR) tire manufacturing facility in Bryan, Ohio, from Continental Tire North America.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

21. LITIGATION

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

22. RECENTLY ISSUED ACCOUNTING STANDARDS

Financial Accounting Standards Board Interpretation Number 48
In July 2006, Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” was issued. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure requirements for uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

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

The Company recorded sales of $175.2 million for the second quarter of 2006, which were 30% higher than the second quarter 2005 sales of $134.7 million. The significantly higher sales level was attributed to the expanded agricultural product offering of the Goodyear brand for farm tires, along with added manufacturing capacity from the Freeport, Illinois, facility, which was acquired in December 2005.

Income from operations was $11.7 million for the second quarter of 2006 as compared to $12.9 million in 2005. Titan’s net income was $5.6 million for the second quarter of 2006, compared to $4.2 million in 2005. Basic earnings per share were $.28 in the second quarter of 2006, compared to $.25 in 2005. The Company’s net income was higher as the result of a noncash convertible debt conversion charge of $7.2 million taken in 2005 offset by a higher effective tax rate of 40% in the second quarter of 2006 as compared to a tax benefit recorded in the second quarter of 2005, resulting in higher income taxes of $4.2 million in 2006.

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

The productivity obtained during the first half of 2006 associated with the Freeport facility is meeting Titan’s current expectations. The Freeport facility achieved a production level of approximately $61 million and $126 million of manufacturing output during the three and six months ended June 30, 2006, respectively.

RECENT DEVELOPMENTS

Termination of Cash Merger Discussions
On October 11, 2005, the Company received an offer from One Equity Partners LLC (One Equity), a private equity affiliate of JPMorgan Chase & Co., indicating One Equity’s interest in acquiring Titan International, Inc. in a cash merger for $18.00 per share of Titan common stock. On April 12, 2006, Titan and One Equity announced the termination of discussions regarding the proposed cash merger. On April 17, 2006, the Company’s Board of Directors met and thanked the Special Committee, which had been formed to pursue discussions regarding One Equity’s proposed cash merger, for all their efforts expended and agreed that their Special Committee responsibilities have been completed.

Negotiations with Continental Tire North America to Purchase Bryan, Ohio, Assets
On April 24, 2006, the Company announced that it is in negotiations with Continental Tire North America (CTNA) to acquire the assets of its off-the-road tire manufacturing facility in Bryan, Ohio. The asset purchase, if completed, will be subject to approval of the Board of Directors of Titan and CTNA, CTNA’s shareholders and government regulations. In addition, the asset purchase is contingent upon negotiation of an agreement between Titan and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW) and its Local Union No. 890L. Sales at CTNA’s Bryan facility are approximately $125 million per year.

It is anticipated that the United Steelworkers (USW) Local 890L of Bryan, Ohio, will vote on a new collective bargaining agreement with Titan Tire Corporation of Bryan on Saturday, July 29, 2006. As of July 27, 2006, CTNA, current owner of the OTR manufacturing facility, has agreed on substantially all of the terms of the Asset Purchase Agreement and related agreements with Titan, but under CTNA’s existing labor agreement with USW Local 890L, an agreement must be reached between Titan and the union to close the transaction. The transaction is also subject to the consent of all shareholders of CTNA. If USW Local 890L ratifies the contract on Saturday, July 29, and CTNA obtains shareholder consent by July 31, Titan and CTNA will tentatively close the transaction on Monday, July 31, 2006.

Credit Facility Amendment
On June 28, 2006, the Company entered into a contingent amendment to its revolving credit facility with LaSalle Bank National Association. The amendment will increase the revolving loan availability from $200 million to $250 million. The amendment will not be effective until the closing of Titan’s acquisition of the assets of the off-the-road (OTR) tire manufacturing facility in Bryan, Ohio, from Continental Tire North America.

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

Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for approximately 77% of inventories and the last-in, first-out (LIFO) method for approximately 23% of inventories. The major rubber material inventory and related work-in-process and their finished goods are accounted for under the FIFO method. The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method. Market value is estimated based on current selling prices. Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price based on historical experience. Should this experience change, adjustments to the estimated provisions would be necessary.

Impairment of Goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. The Company had goodwill of $11.7 million at June 30, 2006. Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment. Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

Impairment of Fixed Assets
The Company reviews fixed assets to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. Impairment losses are measured as the excess of the carrying value of the asset over the discounted expected future cash flows, or the fair value of the asset. The Company had idled assets marketed for sale of $16.1 million at June 30, 2006. Appraisals from third-party valuation firms indicate that the fair market values of the machinery and equipment at these facilities exceed their respective carrying values. Significant assumptions relating to future operations must be made when estimating future cash flows. Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002. During the first half of 2006, the Company contributed $1.7 million to its frozen pension plans. The Company expects to contribute approximately $2.3 million to these frozen defined benefit pension plans during the remainder of 2006. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 23 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2005.

Valuation of Investment Accounted for as Available-for-Sale Security
The Company had an investment in Titan Europe Plc of $52.2 million as of June 30, 2006, representing a 15.4% ownership position. This investment is recorded as “Investment in Titan Europe Plc” on the consolidated balance sheet. The Company reports this investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. Should the fair value decline below the cost basis, the Company would be required to determine if this decline is other than temporary. If the decline in fair value is judged to be other than temporary, an impairment charge would be recorded. Should unforeseen events occur or investment trends change significantly, impairment losses could occur. Declared dividends on this investment are recorded in income as a component of other income.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table provides highlights for the three and six months ended June 30, 2006, compared to 2005 (amounts in millions, except per share data):
	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$175.2	$134.7	$357.8	$270.8
Gross profit	22.4	22.5	53.6	46.6
Gross profit margin	12.8%	16.7%	15.0%	17.2%

Income from operations	$11.7	$12.9	$28.9	$27.1

Net income	$5.6	$4.2	$14.2	$15.4
Earnings per share - Basic	.28	.25	.72	.93
Earnings per share - Diluted	.24	.23	.60	.74

Net Sales
Net sales for the quarter ended June 30, 2006, were $175.2 million, compared to $134.7 million in 2005. Net sales for the six months ended June 30, 2006, were $357.8 million, compared to 2005 net sales of $270.8 million. The large sales improvement of $40.5 million, or 30% for the quarter ended June 30, 2006, and $87.0 million, or 32% for the six months ended June 30, 2006, was attributed to the expanded agricultural product offering of the Goodyear brand for farm tires, along with added manufacturing capacity from the Freeport, Illinois, facility, which was acquired in December 2005.

Cost of Sales and Gross Profit
Cost of sales were $152.8 and $304.2 million for the three and six months ended June 30, 2006, respectively, as compared to $112.2 and $224.3 million in 2005. Gross profit for the second quarter of 2006 was $22.4 million or 12.8% of net sales, compared to $22.5 million or 16.7% of net sales for the second quarter of 2005. Raw material costs increased by approximately $5 million in the second quarter of 2006 over 2005, accounting for a gross profit decrease of approximately 3% of net sales. Titan will continue to responsibly evaluate pricing in relation to these rising raw material costs. Gross profit for the six months ended June 30, 2006, was $53.6 million or 15.0% of net sales, compared to $46.6 million or 17.2% of net sales for 2005. The year-to-date gross profit margin was affected by the raw material cost increases previously discussed.

Administrative Expenses
Selling, general and administrative (SG&A) expenses for the second quarter of 2006 were $8.6 million or 4.9% of net sales, compared to $8.2 million or 6.1% of net sales for 2005. Expenses for SG&A for the six months ended June 30, 2006, were $20.0 million or 5.6% of net sales, compared to $16.8 million or 6.2% of net sales in 2005. Research & development (R&D) expenses, which were previously shown separately, have been combined with the SG&A expenses due to the reduced level of R&D expenditures. R&D expenses were $0.6 million and $0.4 million for the six months ended June 30, 2006 and 2005, respectively.

Royalty Expense
The December 2005 Goodyear North American farm tire asset acquisition included a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America. Royalty expenses recorded for the three and six months ended June 30, 2006 were $1.2 million and $2.8 million, respectively. No royalty expense was recorded in the three and six months ended June 30, 2005, as this license agreement was not yet in place.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Idled Assets Marketed for Sale
The Company’s profit margins have been negatively affected by the depreciation associated with the idled assets marketed for sale. The idled assets balance at June 30, 2006, was $16.1 million. Included in the June 30, 2006, balance is land and a building at the Company’s idled facility in Greenwood, South Carolina, totaling $1.8 million. Machinery and equipment located at the Company’s idled facilities in Brownsville, Texas, and Natchez, Mississippi, totaling $14.3 million are also included in idled assets at June 30, 2006. The Company incurred $1.8 million and $2.7 million in depreciation related to the idled assets for the six months ended June 30, 2006 and 2005, respectively.

Income from Operations
Income from operations for the second quarter of 2006 was $11.7 million or 6.7% of net sales, compared to $12.9 million or 9.6% in 2005. Income from operations for the six months ended June 30, 2006, was $28.9 million or 8.1% of net sales, compared to $27.1 million or 10.0% in 2005. The primary factors responsible for the reduction in income from operations are discussed in the “Cost of Sales and Gross Profit” and “Royalty” sections above.

Interest Expense
Interest expense was $3.7 million and $7.4 million for the three and six months ended June 30, 2006, respectively, compared to $2.4 million and $4.9 million in 2005. The Company’s average debt balance was approximately $39 million and $38 million higher for the three and six months ended June 30, 2006, resulting in an increase in interest expense of $0.6 million and $1.2 million, respectively. The Company’s average interest rates were 7.5% and 7.4% in the three and six months ended June 30, 2006, compared to 6.0% and 6.1% in 2005, resulting in an increase in interest expense of $0.7 million and $1.3 million, respectively.

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

Other Income
Other income was $1.3 million and $2.1 million for the three and six months ended June 30, 2006, respectively, compared to $0.4 million and $1.3 million in 2005. The $2.1 million for the six months ended June 30, 2006, included $1.1 million of interest income received in March 2006 regarding the final calculation of interest earned associated with restricted cash previously on deposit for the Dyneer legal case. In addition, dividend income of $0.8 million from the Titan Europe Plc investment was recorded in the second quarter of 2006. Included in other income for the three and six months ended June 30, 2005, was $0.8 million and $2.0 million of equity income on the Titan Europe Plc investment. As a result of decreased ownership percentage in Titan Europe Plc, effective December 2005, the Company no longer uses the equity method to account for its interest in Titan Europe Plc.

Income Taxes
The Company recorded income tax expense of $3.7 million and $9.5 million for the three and six months ended June 30, 2006, respectively, as compared to an income tax benefit of $0.4 million and income tax expense of $0.8 million for the three and six months ended June 30, 2005.   During the first half of 2005, the Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to income before income taxes primarily as a result of the partial reversal of the valuation allowance recorded against the Company’s domestic net deferred tax asset balance. As a result of several years of previous losses, the Company had recorded a valuation allowance against its net deferred income tax asset, consistent with the Company’s accounting policies. During the fourth quarter of 2005, based upon anticipated utilization of net operating loss carryforwards in connection with its future federal income tax filings, the Company reversed the remainder of this valuation allowance. As a result of this reversal, the Company’s effective income tax rate was 40% in the first half of 2006 as compared to a 5% effective tax rate in the first half of 2005.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net Income
Net income for the three and six months ended June 30, 2006, was $5.6 million and $14.2 million, respectively, compared to $4.2 million and $15.4 million in 2005. Basic earnings per share was $.28 and $.72 for the three and six months ended June 30, 2006, respectively, compared to $.25 and $.93 in 2005. Diluted earnings per share was $.24 and $.60 for the three and six months ended June 30, 2006, respectively, compared to $.23 and $.74 in 2005. The Company’s net income and earnings per share for the three and six months ended June 30, 2006, as compared to 2005 were affected primarily by the noncash convertible debt conversion charge in 2005 and the higher effective income tax rate of 40% in the first half of 2006 as compared to a 5% tax rate in the first half of 2005.

Agricultural Segment Results
Net sales in the agricultural market were $116.3 million and $240.7 million for the three and six months ended June 30, 2006, respectively, as compared to $90.8 million and $180.3 million in 2005. The expanded product offering of the Goodyear brand for farm tires, along with added manufacturing capacity from the Freeport, Illinois, facility accounted for the majority of the agricultural market sales increase. Income from operations in the agricultural market was $12.7 million and $32.0 million for the three and six months ended June 30, 2006, respectively, as compared to $11.6 million and $25.3 million in 2005. The increase in income from operations in the agricultural market was attributed to the higher production levels.

Earthmoving/Construction Segment Results
The Company’s earthmoving/construction market net sales were $29.0 million and $60.8 million for the three and six months ended June 30, 2006, respectively, as compared to $35.7 million and $74.9 million for 2005. Income from operations in the earthmoving/construction market was $4.5 million and $9.7 million for the three and six months ended June 30, 2006, respectively, as compared to $6.4 million and $12.5 million in 2005. The decrease in sales and income from operations in the earthmoving/construction market was due to decreased sales to the United States government, which were approximately $6 million and $14 million lower in the three and six months ended June 30, 2006, respectively, as compared to 2005. Sales to the United States government are dependent on government appropriations and have a tendency for significant fluctuations.

Consumer Segment Results
Consumer market net sales were $29.9 million and $56.3 million for the three and six months ended June 30, 2006, respectively, as compared to $8.2 million and $15.7 million for 2005. The Goodyear farm tire acquisition agreement included an off-take/mixing agreement for certain product sales to Goodyear, the majority of which are included in the consumer segment. Sales to The Goodyear Tire & Rubber Company under this agreement were approximately $20 million and $38 million in the three and six months ended June 30, 2006. Consumer market income from operations was $0.7 million and $1.7 million for the three and six months ended June 30, 2006, respectively, as compared to $0.7 million and $1.6 million in 2005.

Corporate Expenses
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $6.1 million and $14.4 million for the three and six months ended June 30, 2006, respectively, as compared to $5.7 million and $12.3 million for comparable periods in 2005. The increase in corporate expenses related primarily to higher sales and marketing expenses of $0.2 million and $0.8 million for the three and six months ended June 30, 2006 as compared to 2005.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of June 30, 2006, the Company had $0.2 million of cash deposited within various bank accounts. The unrestricted cash balance decreased by $0.4 million from December 31, 2005, due to the cash flow items discussed in the following paragraphs.

Operating cash flows
In the first six months of 2006, positive cash flows from operating activities of $6.7 million resulted primarily from net income of $14.2 million, depreciation and amortization of $12.5 million, and increases in accounts payable and other current liabilities of $38.2 million and $12.4 million, offset by accounts receivable and inventory increases of $51.1 million and $25.2 million. The significant increase in accounts payable, accounts receivable and inventory in the first six months of 2006 related to the higher first half sales levels. In comparison, for the first six months of 2005, positive cash flows from operating activities of $26.5 million resulted primarily from net income of $15.4 million, depreciation and amortization of $10.9 million, a noncash convertible debt conversion charge of $7.2 million, and inventory decreases of $6.0 million, offset by accounts receivable increases of $17.2 million.

Investing cash flows
The Company invested $3.0 million in capital expenditures in the first six months of 2006, compared to $1.9 million in the first six months of 2005. The expenditures represent various equipment purchases and improvements to enhance production capabilities. The Company estimates that its total capital expenditures for the remainder of 2006 will be approximately $8 million.

Financing cash flows
In the six months ended June 30, 2006, cash of $4.1 million was used for financing activities. This use of cash was primarily the result of net debt payments of $7.3 million, offset by $3.1 million in proceeds from the exercise of stock options. In comparison, in the first six months of 2005, cash of $25.2 million was used for financing activities, primarily the result of net revolver payments of $24.9 million.

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

The Company is in compliance with these covenants and restrictions as of June 30, 2006. The Company’s minimum book value of eligible accounts receivable and eligible inventory is required to be equal to or greater than $100 million and the Company computed it to be $245.2 million at June 30, 2006. The collateral coverage is required to be equal to or greater than 1.25 times the outstanding revolver balance and was calculated to be 2.8 times this balance at June 30, 2006. The fixed charge coverage ratio must be equal to or greater than a 1.0 to 1.0 ratio if the 30-day average of the outstanding revolver balance exceeds $175 million. This covenant did not apply for the quarter ended June 30, 2006. The outstanding revolver balance was $114.0 million at June 30, 2006, including cash borrowings of $98.3 million and letters of credit of $15.7 million.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Other Issues
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances. Historically, the Company tends to experience higher sales demand in the first and second quarters.

Liquidity Outlook
At June 30, 2006, the Company had cash and cash equivalents of $0.2 million and $86 million of unused availability under the terms of its revolving credit facility. The availability under the Company’s $200 million revolving credit facility is reduced by $98.3 million of borrowings and $15.7 million for outstanding letters of credit. The Company had scheduled debt principal payments amounting to $5.5 million due for the remainder of 2006. Titan expects to contribute approximately $2.3 million to its frozen defined benefit pension plans during the remainder of 2006. The Company estimates that its total capital expenditures for the remainder of 2006 will be approximately $8 million.

On April 24, 2006, the Company announced that it is in negotiations with Continental Tire North America (CTNA) to acquire the assets of its off-the-road (OTR) tire manufacturing facility in Bryan, Ohio. The asset purchase, if completed, will be subject to approval of the Board of Directors of Titan and CTNA, CTNA’s shareholders and government regulations. In addition, the asset purchase is contingent upon negotiation of an agreement between Titan and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW) and its Local Union No. 890L. Sales at CTNA’s Bryan facility are approximately $125 million per year.

On June 28, 2006, the Company entered into a contingent amendment to its revolving credit facility with LaSalle Bank National Association. The amendment will increase the revolving loan availability from $200 million to $250 million. The amendment will not be effective until the closing of Titan’s acquisition of the assets of the off-the-road (OTR) tire manufacturing facility in Bryan, Ohio, from Continental Tire North America.

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

MARKET CONDITIONS AND OUTLOOK
In the first half of 2006, the Company experienced a softening in demand from original equipment manufacturers for Company products. In December of 2005, the Company acquired the Goodyear North American farm tire assets, which included a manufacturing facility in Freeport, Illinois. The transaction also included a license agreement with Goodyear for Titan to manufacture and sell Goodyear branded farm tires in North America. Titan is using the expanded agricultural product offering of the Goodyear brand for farm tires, along with added manufacturing capacity from the Freeport facility to expand market share. Therefore, although markets are expected to be slightly lower, the Company expects its sales to continue to be significantly higher through the remainder of 2006 due to the Freeport facility acquisition. Higher energy, raw material and petroleum-based product costs may continue to negatively impact the Company’s margins. Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

Agricultural Market Outlook
Agricultural market sales for the industry are expected to remain slightly lower in 2006. Although the farm economy is forecasted to remain stable, the high cost of fuel and fertilizer is negatively affecting the farm sector. Increasing use of grain-based ethanol and soybean-based biodiesel fuel should support commodity prices and farm income levels in the long-term. Titan’s capacity in the agricultural market has increased significantly as a result of the Freeport facility acquisition and, therefore, Titan’s agricultural sales should remain higher for the remainder of 2006 when compared to 2005. Many variables, including weather, grain prices, export markets, and future government policies and payments can greatly influence the overall health of the agricultural economy.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Earthmoving/Construction Market Outlook
Sales for the earthmoving/construction market are expected to be slightly lower for the remainder of 2006. Mining sales are expected to remain stable as the result of higher commodity prices. However, products supplied to the U.S. government (i.e., military) included in this segment, are expected to be lower in the near term. Military sales can fluctuate significantly from quarter to quarter due to the governmental appropriation process and demand levels. The earthmoving/construction segment is affected by many variables including commodity prices, road construction, infrastructure, government appropriations and housing starts. Many of these factors are very sensitive to interest rate fluctuations.

Consumer Market Outlook
Titan’s sales in the consumer market should be higher for the remainder of 2006 as compared to 2005 due to the Goodyear farm tire acquisition agreement, which included an off-take/mixing agreement for certain product sales to Goodyear that are included in this segment. Sales to Goodyear will fluctuate significantly based upon their future product requirements. The all-terrain vehicle (ATV) wheel and tire market is expected to offer future long-term opportunities for Titan within the consumer market. Many factors affect the consumer market including weather, competitive pricing, energy prices, interest rates and consumer attitude.

NEW ACCOUNTING STANDARDS

Financial Accounting Standards Board Interpretation Number 48
In July 2006, Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” was issued. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure requirements for uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

PENSIONS
The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002. These plans are described in Note 23 of the Company’s Notes to Consolidated Financial Statements in the 2005 Annual Report on Form 10-K. The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed annually at a minimum and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. During the first half of 2006, the Company contributed $1.7 million to the frozen defined benefit pension plans. The Company expects to contribute approximately $2.3 million to these frozen defined benefit pension plans during the remainder of 2006.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 18, 2006, for the purposes of electing two directors to serve for three-year terms and ratifying the appointment of the independent registered public accounting firm.

The nominees for directors as listed in the proxy statement were elected with the following vote:
	Shares	Shares
	Voted For	Withheld
Erwin H. Billig	16,919,481	365,897
Anthony L. Soave	16,775,138	510,240

The appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm was ratified by the following vote:
	Shares	Shares	Shares
	Voted For	Against	Abstaining
PricewaterhouseCoopers LLP	17,263,500	18,708	3,170

TITAN INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 6.  Exhibits

10.1	Maurice M. Taylor, Jr. Employment Agreement

10.2	Kent W. Hackamack Employment Agreement

10.3	Cheri T. Holley Employment Agreement

10.4
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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	July 27, 2006	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ KENT W. HACKAMACK
Kent W. Hackamack
Vice President of Finance and Treasurer
(Principal Financial Officer)