Form 10-Q
period 2006-09-30
TITAN INTERNATIONAL INC
filed 2006-10-30
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	October 26, 2006

Common stock, no par value per share	19,786,792

TITAN INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2006 and 2005	1

	Consolidated Condensed Balance Sheets as of September 30, 2006, and December 31, 2005	2

	Consolidated Condensed Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2006	3

	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	4

	Notes to Consolidated Condensed Financial Statements	5-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

Part II.	Other Information

Item 1.	Legal Proceedings	30

Item 6.	Exhibits	30

	Signatures	30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$156,120	$102,712	$513,891	$373,550
Cost of sales	139,040	91,739	443,255	315,994
Gross profit	17,080	10,973	70,636	57,556
Selling, general & administrative expenses	10,358	7,418	30,312	24,256
Royalty expense	1,113	0	3,952	0
Idled assets marketed for sale depreciation	902	1,312	2,722	3,992
Income from operations	4,707	2,243	33,650	29,308
Interest expense	(4,565)	(1,781)	(11,997)	(6,723)
Noncash convertible debt conversion charge	0	0	0	(7,225)
Other income (expense)	671	(91)	2,820	1,223
Income before income taxes	813	371	24,473	16,583
Provision (benefit) for income taxes	325	(811)	9,789	0
Net income	$488	$1,182	$14,684	$16,583
Earnings per common share:
Basic	$.02	$.06	$.75	$.94
Diluted	.02	.06	.65	.83
Average common shares outstanding:
Basic	19,731	19,422	19,670	17,570
Diluted	20,060	19,617	26,027	25,298

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	September 30,	December 31,
Assets	2006	2005
Current assets
Cash and cash equivalents	$281	$592
Accounts receivable (net allowance of $6,517 and $5,654, respectively)	97,426	47,112
Inventories	172,485	122,692
Deferred income taxes	11,775	20,141
Prepaid and other current assets	19,646	15,630
Total current assets	301,613	206,167

Property, plant and equipment, net	171,108	140,382
Idled assets marketed for sale	15,215	18,267
Investment in Titan Europe Plc	49,196	48,467
Goodwill	11,702	11,702
Other assets	17,897	15,771

Total assets	$566,731	$440,756

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt (including current portion of long-term debt)	$2,255	$11,995
Accounts payable	49,580	24,435
Other current liabilities	37,392	11,753
Total current liabilities	89,227	48,183

Long-term debt	258,590	190,464
Deferred income taxes	13,837	13,581
Other long-term liabilities	18,382	20,715
Total liabilities	380,036	272,943

Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized, 30,577,356 issued)	30	30
Additional paid-in capital	257,027	255,299
Retained earnings	46,442	32,053
Treasury stock (at cost, 10,819,024 and 11,074,150 shares, respectively)	(97,526)	(99,817)
Accumulated other comprehensive loss	(19,278)	(19,752)
Total stockholders’ equity	186,695	167,813

Total liabilities and stockholders’ equity	$566,731	$440,756

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance January 1, 2006	19,503,206	$30	$255,299	$32,053	$(99,817)	$(19,752)	$167,813

Comprehensive income:
Net income				14,684			14,684
Unrealized gain on investment, net of tax						474	474
Comprehensive income				14,684		474	15,158
Dividends paid on common stock				(295)			(295)
Exercise of stock options	246,420		1,645		2,213		3,858
Issuance of treasury stock
under 401(k) plan	8,706		83		78		161

Balance September 30, 2006	19,758,332	$30	$257,027	$46,442	$(97,526)	$(19,278)	$186,695

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$14,684	$16,583
Adjustments to reconcile net income to net cash
(used for) provided by operating activities (net of the
effects of acquisitions):
Depreciation and amortization	19,460	15,854
Noncash convertible debt conversion charge	0	7,225
Deferred income tax provision	8,745	0
Excess tax benefit from stock options exercised	(379)	0
(Increase) decrease in current assets:
Accounts receivable	(50,314)	(3,772)
Inventories	(38,390)	5,717
Prepaid and other current assets	(3,016)	(1,019)
Increase (decrease) in current liabilities:
Accounts payable	25,145	(3,960)
Other current liabilities	15,739	1,637
Other, net	(5,036)	(2,646)
Net cash (used for) provided by operating activities	(13,362)	35,619

Cash flows from investing activities:
Acquisition of off-the-road (OTR) assets	(44,000)	0
Capital expenditures	(4,844)	(3,083)
Other	36	388
Net cash used for investing activities	(48,808)	(2,695)

Cash flows from financing activities:
Proceeds (payments) on revolving credit facility, net	68,200	(33,900)
Payments of debt	(9,814)	(177)
Proceeds from exercise of stock options	3,453	1,185
Excess tax benefit from stock options exercised	379	0
Payment of financing fees	(225)	(500)
Dividends paid	(295)	(261)
Other, net	161	193
Net cash provided by (used for) financing activities	61,859	(33,460)

Net decrease in cash and cash equivalents	(311)	(536)

Cash and cash equivalents at beginning of period	592	1,130

Cash and cash equivalents at end of period	$281	$594

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1. ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments that are normal and recurring in nature and necessary to fairly state the Company’s financial position as of September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005.

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

2. ACQUISITIONS

Acquisition of Goodyear’s North American Farm Tire Assets

On December 28, 2005, Titan Tire Corporation, a subsidiary of Titan International, Inc., acquired The Goodyear Tire & Rubber Company’s North American farm tire assets. Titan Tire purchased the assets of Goodyear’s North American farm tire business for approximately $100 million in cash proceeds. The assets purchased include Goodyear’s North American plant, property and equipment located in Freeport, Illinois, and Goodyear’s North American farm tire inventory. This acquisition expanded Titan’s product offering into Goodyear branded farm tires and added the manufacturing capacity of the Freeport, Illinois, facility.

Acquisition of Continental’s OTR Assets

On July 31, 2006, Titan Tire Corporation of Bryan, a subsidiary of Titan International, Inc., acquired the off-the-road (OTR) tire assets of Continental Tire North America, Inc. (Continental) in Bryan, Ohio. Titan Tire Corporation of Bryan purchased the assets of Continental’s OTR tire facility for approximately $53 million in cash proceeds. The assets purchased included Continental’s OTR plant, property and equipment located in Bryan, Ohio, of approximately $41 million, inventory of approximately $11 million, and other current asset of approximately $1 million. This acquisition expanded Titan’s product offering into larger earthmoving, construction and mining tires and added the manufacturing capacity of the Bryan, Ohio, facility.

The initial allocation of the Continental OTR asset acquisition was as follows:

Inventory	$10,500
Prepaid and other current assets	1,000
Property, plant and equipment	41,400
$52,900

As a result of the July 31, 2006, recent transaction date, the Company has not completed its final allocation of the purchase price to the acquired assets. However, the Company recorded a preliminary allocation for purchased intangible assets of approximately $1 million and a preliminary acquired warranty liability of approximately $1 million. Any changes to the acquisition allocation will be made by July, 2007.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Pro forma financial information

The following unaudited pro forma financial information gives effect to the acquisition of Goodyear’s North American farm tire assets and the acquisition of Continental’s OTR assets as if the acquisitions had taken place on January 1, 2005. The pro forma information for the Freeport, Illinois, facility was derived from a carve-out of The Goodyear Tire & Rubber Company’s historical accounting records. The pro forma information for the Bryan, Ohio, facility was derived from a carve-out of Continental’s OTR historical accounting records.

Pro forma information for the three and nine months ended is as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$167,883	$195,070	$596,233	$649,858
Income before income taxes	2,700	4,051	37,685	24,166
Net income	1,620	3,382	22,611	21,110
Diluted earnings per share	.08	.17	.95	1.01

The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2005, nor is it necessarily indicative of Titan’s future consolidated results of operations or financial position.

3. INVENTORIES

Inventories consisted of the following (in thousands):
	September 30,	December 31,
	2006	2005
Raw materials	$59,044	$42,511
Work-in-process	12,391	10,939
Finished goods	103,643	74,793
	175,078	128,243
Reduction to LIFO basis	(2,593)	(5,551)
	$172,485	$122,692

Inventories were $172.5 million and $122.7 million at September 30, 2006, and December 31, 2005, respectively. At September 30, 2006, cost is determined using the first-in, first-out (FIFO) method for approximately 77% of inventories and the last-in, first-out (LIFO) method for approximately 23% of the inventories. At December 31, 2005, the FIFO method was used for approximately 71% of the inventories and LIFO was used for approximately 29% of the inventories. The LIFO reduction changed primarily as a result of fluctuations within the composition of LIFO inventory layers. Included in the inventory balances were reserves for slow-moving and obsolete inventory of $3.0 million and $2.7 million at September 30, 2006, and December 31, 2005, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Land and improvements	$2,621	$2,521
Buildings and improvements	73,117	63,572
Machinery and equipment	234,298	202,598
Tools, dies and molds	55,856	51,859
Construction-in-process	2,699	2,284
	368,591	322,834
Less accumulated depreciation	(197,483)	(182,452)
	$171,108	$140,382

Property, plant and equipment, net was $171.1 million and $140.4 million at September 30, 2006, and December 31, 2005, respectively. The property, plant and equipment balances do not include idled assets marketed for sale of $15.2 million at September 30, 2006, and $18.3 million at December 31, 2005. Depreciation on fixed assets for the nine months ended September 30, 2006 and 2005, totaled $14.9 million and $10.6 million, respectively. In addition, depreciation on idled assets marketed for sale was $2.7 million and $4.0 million for the nine months ended September 30, 2006 and 2005, respectively.

5. IDLED ASSETS MARKETED FOR SALE

Idled assets marketed for sale consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Carrying value of idled assets	$15,215	$18,267

The idled assets marketed for sale are being depreciated in accordance with SFAS No. 144. Depreciation on these idled assets was $2.7 million and $4.0 million for the nine months ended September 30, 2006 and 2005, respectively.

During the first nine months of 2006, approximately $0.3 million of idled assets were placed back into service. The idled assets balance at September 30, 2006, was $15.2 million. Included in the September 30, 2006, balance are land and a building at the Company’s idled facility in Greenwood, South Carolina, totaling $1.8 million. Machinery and equipment located at the Company’s idled facilities in Brownsville, Texas, and Natchez, Mississippi, totaling $13.4 million, are also included in idled assets marketed for sale at September 30, 2006. With the assistance of independent appraisals, the Company has concluded that the fair market values of the machinery and equipment at these facilities exceed their respective carrying values. The Company has had inquiries regarding these assets and continues the marketing process for sale of these assets. However, at this time, there are no pending sales contracts related to these assets. As a result of the Goodyear North American farm tire asset acquisition and the Continental OTR asset acquisition, the Company is considering placing certain assets of the idled machinery and equipment back into service at the Des Moines, Iowa, Freeport, Illinois, and Bryan, Ohio facilities.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

6. INVESTMENT IN TITAN EUROPE PLC

Investment in Titan Europe Plc consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Investment in Titan Europe Plc	$49,196	$48,467

As of September 30, 2006, the Company owns a 15.4% stock ownership interest in Titan Europe Plc. In accordance with SFAS No. 115, the Company records the Titan Europe Plc investment as an available-for-sale security and reports the investment at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of comprehensive income in stockholders’ equity. The fair value of the Company’s investment in Titan Europe Plc was $49.2 million at September 30, 2006, and $48.5 million at December 31, 2005. Titan Europe Plc is publicly traded on the AIM market in London, England.

The Company has a note receivable from Titan Europe Plc, which is classified within other assets on the consolidated condensed balance sheet. The balance of this note was $5.6 million at September 30, 2006 and $5.2 million at December 31, 2005. The increase in the note receivable balance resulted from currency exchange fluctuations.

7. GOODWILL

The carrying amount of goodwill by segment consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Agricultural segment	$6,912	$6,912
Earthmoving/construction segment	3,552	3,552
Consumer segment	1,238	1,238
	$11,702	$11,702

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. No goodwill charges were recorded in the first nine months of 2006 or 2005. There can be no assurance that future goodwill tests will not result in a charge to earnings.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

8. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):
	September 30,	December 31,
	2006	2005
Revolving credit facility	$167,300	$99,100
Senior unsecured convertible notes	81,200	81,200
Industrial revenue bonds and other	12,345	22,159
	260,845	202,459
Less: Amounts due within one year	2,255	11,995
	$258,590	$190,464

Aggregate maturities of long-term debt at September 30, 2006, were as follows (in thousands):

October 1 - December 31, 2006	$2,182
2007	98
2008	167,865
2009	81,200
2010	9,500
Thereafter	0
$260,845

Revolving credit facility
The Company’s $250 million revolving credit facility with agent LaSalle Bank National Association has a 2008 termination date and is collateralized by a first priority security interest in certain assets of Titan and its domestic subsidiaries. The borrowings under the facility bear interest at a floating rate of either prime rate plus 1.25% or LIBOR plus 2.75%. Interest rates at September 30, 2006, range from approximately 8% to 9.75%. The facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants. The Company was in compliance with these covenants and restrictions as of September 30, 2006.

Credit Facility Amendment
On June 28, 2006, the Company entered into a contingent amendment to its revolving credit facility with LaSalle Bank National Association. The amendment became effective on July 31, 2006, upon the closing of Titan’s acquisition of the assets of the off-the-road (OTR) tire manufacturing facility in Bryan, Ohio, from Continental Tire North America. The amendment increased the revolving loan availability from $200 million to $250 million.

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

Industrial revenue bonds and other
Other debt primarily consists of industrial revenue bonds, loans from local and state entities, and other long-term notes. Maturity dates on this debt range from one to four years and interest rates ranged from 3% to 9%. Other debt includes the balance due on the Brownsville building of $2.2 million and $11.9 million at September 30, 2006, and December 31, 2005, respectively. The entire debt on the Brownsville building is classified as short-term debt.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

9. WARRANTY COSTS

The Company provides limited warranties on workmanship on its products in all market segments. The Company’s products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. The warranty amount increases in the first nine months of 2006 were related to the Company’s significantly higher sales levels and the acquisitions of Goodyear’s North American farm tire assets and Continental’s OTR assets. Warranty accruals are included as a component of other current liabilities on the Consolidated Condensed Balance Sheets. Changes in the warranty liability consisted of the following (in thousands):

	2006	2005
Warranty liability, January 1	$1,838	$1,762
Provision for and assumption of warranty liabilities	4,851	1,839
Warranty payments made	(2,759)	(1,658)
Warranty liability, September 30	$3,930	$1,943

10. EMPLOYEE BENEFIT PLANS

The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002. The components of net periodic pension cost consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest cost	$983	$1,039	$2,949	$3,117
Expected return on assets	(1,168)	(1,202)	(3,504)	(3,606)
Amortization of unrecognized prior service cost	34	34	102	102
Amortization of unrecognized deferred taxes	(14)	(14)	(42)	(42)
Amortization of net unrecognized loss	462	439	1,386	1,317
Net periodic pension cost	$297	$296	$891	$888

During the nine months ended September 30, 2006, the Company contributed $3.1 million to the frozen defined benefit pension plans. The Company expects to contribute approximately $0.9 million to the pension plans during the remainder of 2006.

11. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases. Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At September 30, 2006, future minimum commitments under noncancellable operating leases with initial or remaining terms of one year were as follows (in thousands):

October 1 - December 31, 2006	$935
2007	2,561
2008	1,509
2009	946
2010	646
Thereafter	338
Total future minimum lease payments	$6,935

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

12. SEGMENT INFORMATION

The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three months ended		Nine months ended
	September 30, 2006		September 30, 2006
	2006	2005	2006	2005
Revenues from external customers
Agricultural	$89,014	$64,595	$329,708	$244,873
Earthmoving/construction	56,683	31,303	117,489	106,165
Consumer (a)	10,423	6,814	66,694	22,512
Consolidated totals	$156,120	$102,712	$513,891	$373,550

Income from Operations
Agricultural	$2,445	$4,221	$34,412	$29,460
Earthmoving/construction	8,643	3,485	18,344	15,978
Consumer	401	244	2,076	1,798
Reconciling items (b)	(6,782)	(5,707)	(21,182)	(17,928)
Consolidated totals	$4,707	$2,243	$33,650	$29,308

Assets by segment were as follows (in thousands):
	September 30,	December 31,
Total assets	2006	2005
Agricultural segment	$296,743	$239,581
Earthmoving/construction segment	177,100	89,241
Consumer segment	27,483	22,963
Reconciling items (c)	65,405	88,971
Consolidated totals	$566,731	$440,756

(a)
Sales to The Goodyear Tire & Rubber Company for the three and nine months ended September 30, 2006, the majority of which are included in the consumer segment, were approximately $6 million and approximately $44 million, respectively.

(b)	Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment carried at the corporate level.

(c)	Represents property, plant and equipment and other corporate assets.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

13. ROYALTY EXPENSE

The December 2005 Goodyear North American farm tire asset acquisition included a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America. Royalty expenses recorded for the three and nine months ended September 30, 2006, were $1.1 million and $4.0 million, respectively. No royalty expense was recorded in the three and nine months ended September 30, 2005, as this license agreement was not yet in place during those respective periods of time.

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

15. OTHER INCOME

Other income consisted of the following (in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income	$162	$83	$1,518	$222
Dividend income - Titan Europe Plc	470	0	1,281	0
Foreign exchange gain (loss)	232	(239)	640	(1,139)
Equity income - Titan Europe Plc	0	322	0	2,360
Other expense	(193)	(257)	(619)	(220)
	$671	$(91)	$2,820	$1,223

Interest income for the nine months ended September 30, 2006, includes $1.1 million of interest income received in March 2006 regarding the final calculation of interest earned associated with restricted cash previously on deposit for the Dyneer legal case. As a result of decreased ownership percentage in Titan Europe Plc, effective December 2005, the Company no longer uses the equity method to account for its interest in Titan Europe Plc.

16. INCOME TAXES

The Company recorded income tax expense of $0.3 million and $9.8 million for the three and nine months ended September 30, 2006, respectively, as compared to an income tax benefit of $0.8 million and income tax expense of $0 for the three and nine months ended September 30, 2005.   During the nine months ended September 30, 2005, the Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to income before income taxes primarily as a result of the partial reversal of the valuation allowance recorded against the Company’s domestic net deferred income tax asset balance. As a result of several years of previous losses, the Company had recorded a full valuation allowance against its net deferred income tax asset, consistent with the Company’s accounting policies. During the fourth quarter of 2005, based upon anticipated utilization of net operating loss carryforwards in connection with its future federal income tax filings, the Company reversed the remainder of this valuation allowance. As a result of this reversal, the Company’s effective income tax rate was 40% for the nine months ended September 30, 2006, as compared to a 0% effective income tax rate for the nine months ended September 30, 2005.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

17. EARNINGS PER SHARE

Earnings per share (EPS) are as follows (amounts in thousands, except per share data):

	Three months ended,
	September 30, 2006			September 30, 2005
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$488	19,731	$.02	$1,182	19,422	$.06
Effect of stock options	0	329		0	195
Effect of convertible notes	0	0		0	0
Diluted EPS	$488	20,060	$.02	$1,182	19,617	$.06

	Nine months ended,
	September 30, 2006			September 30, 2005
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$14,684	19,670	$.75	$16,583	17,570	$.94
Effect of stock options	0	342		0	200
Effect of convertible notes	2,156	6,015		4,503	7,528
Diluted EPS	$16,840	26,027	$.65	$21,086	25,298	$.83

The impact of stock options with exercise prices greater than the average market price of the Company’s common shares has been excluded, as the effect would have been antidilutive.

18. COMPREHENSIVE INCOME (LOSS)

Comprehensive loss for the third quarter of 2006 totaled $(1.4) million compared to comprehensive income of $0.5 million in the third quarter of 2005. Comprehensive loss for the third quarter of 2006 included net income of $0.5 million and unrealized loss on investments of $(1.9) million, while comprehensive income for the third quarter of 2005 included net income of $1.2 million and the effect of foreign currency translation adjustments of $(0.7) million. Comprehensive income for the nine months ended September 30, 2006, was $15.2 million compared to $14.0 million in 2005. Comprehensive income for the nine months ended September 30, 2006, included net income of $14.7 million and unrealized gain on investments of $0.5 million, while comprehensive income for the nine months ended September 30, 2005, included net income of $16.6 million and the effect of foreign currency translation adjustments of $(2.6) million.

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

The Company implemented SFAS No. 123(R) using the modified prospective transition method. Under this method, Titan is to recognize share-based compensation for all current awards and for the unvested portion of previous awards based on grant date fair values. No new awards were issued during the first nine months of 2006 and all previous awards were fully vested as of the end of the prior period ended December 31, 2005. Therefore, no share-based compensation expense has been recorded in the first nine months of 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation for periods prior to adopting SFAS No. 123(R) (amounts in thousands, except earnings per share data):

	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005
Net income - as reported	$1,182	$16,583
Deduct: Total stock-based compensation
expense determined under fair value method
for all awards, net of related tax effects	(387)	(649)
Pro forma net income	$795	$15,934
Earnings per share:
Basic - as reported	$.06	$.94
Basic - pro forma	.04	.91
Diluted - as reported	$.06	$.83
Diluted - pro forma	.04	.81

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following is a summary of activity in the stock option plans during the first nine months of 2006:

	Shares Subject to Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (a) (in 000’s)
Outstanding, December 31, 2005	1,547,510	$13.53
Granted	0	-
Exercised	(246,420)	14.01
Canceled/Expired	(15,260)	16.00
Outstanding, September 30, 2006	1,285,830	$13.41	6.2 years	$6,005
Exercisable, September 30, 2006	1,285,830	$13.41	6.2 years	$6,005

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of options exercised during the first nine months of 2006 was $0.9 million. Cash received from the exercise of options was $3.5 million for the first nine months of 2006. The tax benefit realized for the tax deductions from options exercised was $0.4 million for the first nine months of 2006.

The Company currently uses treasury shares to satisfy any stock option exercises. At September 30, 2006, the Company had 10.8 million shares in treasury stock.

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

21. LITIGATION

The Company is a party to routine legal proceedings arising out of the normal course of business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes at this time that none of these actions, individually or in the aggregate, will have a material adverse affect on the consolidated financial condition, results of operations or cash flows of the Company. However, due to the difficult nature of predicting future legal claims, the Company cannot anticipate or predict the material adverse effect on its consolidated financial condition, results of operations or cash flows as a result of efforts to comply with or its liabilities pertaining to legal judgments.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

22. RECENTLY ISSUED ACCOUNTING STANDARDS

Financial Accounting Standards Board Interpretation Number 48
In July 2006, Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” was issued. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure requirements for uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect the adoption of this interpretation will have on its consolidated financial position, results of operations and cash flows.

Statement of Financial Accounting Standards Number 157
In September 2006, Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” was issued. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the effect the adoption of this standard will have on its consolidated financial position, results of operations and cash flows.

Statement of Financial Accounting Standards Number 158
In September 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” was issued. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is evaluating the effect the adoption of this standard will have on its consolidated financial position, results of operations and cash flows.

Staff Accounting Bulletin Number 108
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires that public companies utilize a “dual-approach” when assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 is effective for annual financial statements for fiscal years ending after November 15, 2006. The Company is evaluating the effect the adoption of this guidance will have on its consolidated financial position, results of operations and cash flows.

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

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements, including statements regarding, among other items:

•	Anticipated trends in the Company’s business

•	Future expenditures for capital projects

•	The Company’s ability to continue to control costs and maintain quality

•	Ability to meet financial covenants and conditions of loan agreements

•	The Company’s business strategies, including its intention to introduce new products

•	Expectations concerning the performance and commercial success of the Company’s existing and new products

•	The Company’s intention to consider and pursue acquisitions and divestitures

Readers of this Form 10-Q should understand that these forward-looking statements are based on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control.

Actual results could differ materially from these forward-looking statements as a result of certain factors, including:

•	Changes in the Company’s end-user markets as a result of world economic or regulatory influences

•	Fluctuations in currency translations

•	Changes in the competitive marketplace, including new products and pricing changes by the Company’s competitors

•	Availability and price of raw materials

•	Levels of operating efficiencies

•	Actions of domestic and foreign governments

•	Results of investments

•	Ability to secure financing at reasonable terms

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

The Company recorded sales of $156.1 million for the third quarter of 2006, which were 52% higher than the third quarter 2005 sales of $102.7 million. The significantly higher sales level was attributed to the expanded agricultural product offering of Goodyear branded farm tires and the expanded earthmoving, construction and mining product offering of Continental & General branded off-the-road (OTR) tires. These product offerings came with the added manufacturing capacity from the Freeport, Illinois, facility, which was acquired in December 2005, and the Bryan, Ohio, OTR facility, which was acquired in July 2006.

Income from operations was $4.7 million for the third quarter of 2006 as compared to $2.2 million in 2005. Titan’s net income was $0.5 million for the third quarter of 2006, compared to $1.2 million in 2005. Basic earnings per share were $.02 in the third quarter of 2006, compared to $.06 in 2005. The Company’s net income was lower in the third quarter of 2006 as compared to 2005 as the result of a higher effective tax rate of 40% in the third quarter of 2006 as compared to a tax benefit recorded in the third quarter of 2005, resulting in higher income taxes of $1.1 million in 2006.

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

The productivity obtained during the first nine months of 2006 associated with the Freeport facility is meeting Titan’s current expectations. The Freeport facility achieved a manufacturing output of approximately $38 million and $150 million of manufacturing output during the three and nine months ended September 30, 2006, respectively.

ACQUISITION OF CONTINENTAL’S OTR ASSETS
On July 31, 2006, Titan Tire Corporation of Bryan, a subsidiary of Titan International, Inc., acquired the off-the-road (OTR) tire assets of Continental Tire North America, Inc. (Continental) in Bryan, Ohio. Titan Tire Corporation of Bryan purchased the assets of Continental’s OTR tire facility for approximately $53 million in cash proceeds. The assets purchased included Continental’s OTR plant, property and equipment located in Bryan, Ohio, and inventory and other current assets.

The productivity obtained since startup after the July 31 acquisition date associated with the Bryan facility is meeting Titan’s current expectations. The Bryan facility achieved a manufacturing output of approximately $16 million of manufacturing output since startup after the July 31 acquisition date.

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

Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for approximately 77% of inventories and the last-in, first-out (LIFO) method for approximately 23% of inventories. The major rubber material inventory and related work-in-process and finished goods are accounted for under the FIFO method. The major steel material inventory and related work-in-process and finished goods are accounted for under the LIFO method. Market value is estimated based on current selling prices. Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price based on historical experience. Should this experience change, adjustments to the estimated provisions would be necessary.

Impairment of Goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. The Company had goodwill of $11.7 million at September 30, 2006. Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment. Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

Impairment of Fixed Assets
The Company reviews fixed assets to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. Impairment losses are measured as the excess of the carrying value of the asset over the discounted expected future cash flows, or the fair value of the asset. The Company had idled assets marketed for sale of $15.2 million at September 30, 2006. Appraisals from third-party valuation firms indicate that the fair market values of the machinery and equipment at these facilities exceed their respective carrying values. Significant assumptions relating to future operations must be made when estimating future cash flows. Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002. During the first nine months of 2006, the Company contributed $3.1 million to its frozen pension plans. The Company expects to contribute approximately $0.9 million to these frozen defined benefit pension plans during the remainder of 2006. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 23 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2005.

Valuation of Investment Accounted for as Available-for-Sale Security
The Company had an investment in Titan Europe Plc of $49.2 million as of September 30, 2006, representing a 15.4% ownership position. This investment is recorded as “Investment in Titan Europe Plc” on the consolidated balance sheet. The Company reports this investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. Should the fair value decline below the cost basis, the Company would be required to determine if this decline is other than temporary. If the decline in fair value is judged to be other than temporary, an impairment charge would be recorded. Should unforeseen events occur or investment trends change significantly, impairment losses could occur. Declared dividends on this investment are recorded in income as a component of other income.

RESULTS OF OPERATIONS
The following table provides highlights for the three and nine months ended September 30, 2006, compared to 2005
(amounts in millions, except per share data):
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$156.1	$102.7	$513.9	$373.6
Gross profit	17.1	11.0	70.6	57.6
Gross profit margin	10.9%	10.7%	13.7%	15.4%

Income from operations	$4.7	$2.2	$33.7	$29.3

Net income	$0.5	$1.2	$14.7	$16.6
Earnings per share - Basic	.02	.06	.75	.94
Earnings per share - Diluted	.02	.06	.65	.83

Net Sales
Quarter: Net sales for the quarter ended September 30, 2006, were $156.1 million, compared to $102.7 million in 2005.

Year to date: Net sales for the nine months ended September 30, 2006, were $513.9 million, compared to 2005 net sales of $373.6 million.

Other information: The large sales improvement of $53.4 million, or 52% for the quarter ended September 30, 2006, and $140.3 million, or 38% for the nine months ended September 30, 2006, was attributed to the expanded agricultural product offering of Goodyear branded farm tires and the expanded earthmoving, construction and mining product offering of Continental & General branded off-the-road (OTR) tires. These product offerings came with the added manufacturing capacity from the Freeport, Illinois, facility, which was acquired in December 2005, and the Bryan, Ohio, OTR facility, which was acquired in July 2006.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Cost of Sales and Gross Profit
Quarter: Cost of sales were $139.0 million for the three months ended September 30, 2006, as compared to $91.7 million in 2005. Gross profit for the third quarter of 2006 was $17.1 million or 10.9% of net sales, compared to $11.0 million or 10.7% of net sales for the third quarter of 2005.

Year to date: Cost of sales were $443.3 million for the nine months ended September 30, 2006, as compared to $316.0 million in 2005. Gross profit for the nine months ended September 30, 2006, was $70.6 million or 13.7% of net sales, compared to $57.6 million or 15.4% of net sales for 2005.

Other information: The year-to-date gross profit margin was negatively affected by approximately 1% due to raw material cost increases of approximately $5 million.

Administrative Expenses
Quarter: Selling, general and administrative (SG&A) expenses for the third quarter of 2006 were $10.4 million or 6.6% of net sales, compared to $7.4 million or 7.2% of net sales for 2005.

Year to date: Expenses for SG&A for the nine months ended September 30, 2006, were $30.3 million or 5.9% of net sales, compared to $24.3 million or 6.5% of net sales in 2005.

Other information: Research and development (R&D) expenses, which were previously shown separately, have been combined with the SG&A expenses due to the reduced level of R&D expenditures. R&D expenses were $0.9 million and $0.6 million for the nine months ended September 30, 2006 and 2005, respectively. SG&A expenses for the three and nine months ended September 30, 2006, increased as a result of the Freeport and Bryan acquisitions.

Royalty Expense
Quarter: Royalty expenses recorded for the three months ended September 30, 2006, were $1.1 million. No royalty expense was recorded in the three months ended September 30, 2005, as this license agreement was not yet in place.

Year to date: Royalty expenses recorded for the nine months ended September 30, 2006, were $4.0 million. No royalty expense was recorded in the nine months ended September 30, 2005, as this license agreement was not yet in place.

Other information: The December 2005 Goodyear North American farm tire asset acquisition included a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America.

Idled Assets Marketed for Sale
Quarter: The Company incurred $0.9 million in depreciation related to the idled assets for the three months ended September 30, 2006, as compared to $1.3 million in 2005.

Year to date: The Company incurred $2.7 million in depreciation related to the idled assets for the nine months ended September 30, 2006, as compared to $4.0 million in 2005.

Other information: The Company’s profit margins have been negatively affected by the depreciation associated with the idled assets marketed for sale. The idled assets balance at September 30, 2006, was $15.2 million. Included in the September 30, 2006, balance is land and a building at the Company’s idled facility in Greenwood, South Carolina, totaling $1.8 million. Machinery and equipment located at the Company’s idled facilities in Brownsville, Texas, and Natchez, Mississippi, totaling $13.4 million are also included in idled assets at September 30, 2006.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income from Operations
Quarter: Income from operations for the third quarter of 2006 was $4.7 million or 3.0% of net sales, compared to $2.2 million or 2.2% in 2005.

Year to date: Income from operations for the nine months ended September 30, 2006, was $33.7 million or 6.5% of net sales, compared to $29.3 million or 7.8% in 2005.

Other information: Income from operations were affected by the items previously discussed.

Interest Expense
Quarter: Interest expense was $4.6 million for the three months ended September 30, 2006, compared to $1.8 million in 2005. The Company’s average debt balance was approximately $109 million higher for the three months ended September 30, 2006, resulting in an increase in interest expense of approximately $2 million. The Company’s average interest rates were 8.2% in the three months ended September 30, 2006, compared to 6.2% in 2005, resulting in an increase in interest expense of approximately $1 million.

Year to date: Interest expense was $12.0 million for the nine months ended September 30, 2006, compared to $6.7 million in 2005. The Company’s average debt balance was approximately $64 million higher for the nine months ended September 30, 2006, resulting in an increase in interest expense of $3 million. The Company’s average interest rates were 7.6% in the nine months ended September 30, 2006, compared to 6.1% in 2005, resulting in an increase in interest expense of approximately $2 million.

Other information: The Company’s interest expense will continue to fluctuate as a result of varying levels of revolving debt and the associated interest rates.

Noncash Convertible Debt Conversion Charge
Quarter: The three months ended September 30, 2006 and 2005, had no applicable noncash convertible debt conversion charge.

Year to date: In June of 2005, Titan finalized a private transaction in which the Company issued 3,022,275 shares of common stock in exchange for the cancellation of $33.8 million principal amount of the Company’s outstanding 5.25% senior convertible notes due 2009, as proposed to the Company by certain note holders. The Company recognized a noncash charge of $7.2 million in connection with this exchange.

Other information: The noncash convertible debt conversion charge was recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 84, “Induced Conversions of Convertible Debt.”

Other Income
Quarter: Other income was $0.7 million for the three months ended September 30, 2006, compared to other expense of $0.1 million in 2005. Dividend income from the Titan Europe Plc investment of $0.5 million was recorded in the three months ended September 30, 2006. Included in other income for the three months ended September 30, 2005, was $0.3 million of equity income on the Titan Europe Plc investment.

Year to date: Other income was $2.8 million for the nine months ended September 30, 2006, compared to $1.2 million in 2005. The $2.8 million for the nine months ended September 30, 2006, included $1.1 million of interest income received in March 2006 regarding the final calculation of interest earned associated with restricted cash previously on deposit for the Dyneer legal case. In addition, dividend income from the Titan Europe Plc investment of $1.3 million was recorded in the nine months ended September 30, 2006. Included in other income for the nine months ended September 30, 2005, was $2.4 million of equity income on the Titan Europe Plc investment.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Other information: The Company no longer uses the equity method to account for its interest in Titan Europe Plc. as a result of decreased ownership percentage in Titan Europe Plc, effective December 2005. Therefore, after this date, the Company records dividend income on its investment in Titan Europe Plc.

Income Taxes
Quarter: The Company recorded income tax expense of $0.3 million for the three months ended September 30, 2006, as compared to an income tax benefit of $0.8 million for the three months ended September 30, 2005.

Year to date: The Company recorded income tax expense of $9.8 million for the nine months ended September 30, 2006, as compared to no income tax expense for the nine months ended September 30, 2005.

Other information: During the first nine months of 2005, the Company’s income tax expense differed from the amount of income tax determined by applying the statutory U.S. federal income tax rate to income before income taxes primarily as a result of the partial reversal of the valuation allowance recorded against the Company’s domestic net deferred income tax asset balance. As a result of several years of previous losses, the Company had recorded a full valuation allowance against its net deferred income tax asset, consistent with the Company’s accounting policies. During the fourth quarter of 2005, based upon anticipated utilization of net operating loss carryforwards in connection with its future federal income tax filings, the Company reversed the remainder of this valuation allowance. As a result of this reversal, the Company’s effective income tax rate was 40% in the nine months ended September 30, 2006, as compared to a 0% effective income tax rate in the nine months ended September 30, 2005.

Net Income
Quarter: Net income for the three months ended September 30, 2006, was $0.5 million, compared to $1.2 million in 2005. Basic earnings per share was $.02 for the three months ended September 30, 2006, compared to $.06 in 2005. Diluted earnings per share was $.02 for the three months ended September 30, 2006, compared to $.06 in 2005.

Year to date: Net income for the nine months ended September 30, 2006, was $14.7 million, compared to $16.6 million in 2005. Basic earnings per share was $.75 for the nine months ended September 30, 2006, compared to $.94 in 2005. Diluted earnings per share was $.65 for the nine months ended September 30, 2006, compared to $.83 in 2005.

Other information: The Company’s net income and earnings per share for the three and nine months ended September 30, 2006, as compared to 2005 were affected primarily by the noncash convertible debt conversion charge in 2005. In addition, net income and earnings per share were affected by the higher effective income tax rate of 40% in the nine months ended September 30, 2006, as compared to a 0% income tax rate in the nine months ended September 30, 2005.

Agricultural Segment Results
Quarter: Net sales in the agricultural market were $89.0 million for the three months ended September 30, 2006, as compared to $64.6 million in 2005. Income from operations in the agricultural market was $2.4 million for the three months ended September 30, 2006, as compared to $4.2 million in 2005.

Year to date: Net sales in the agricultural market were $329.7 million for the nine months ended September 30, 2006, as compared to $244.9 million in 2005. Income from operations in the agricultural market was $34.4 million for the nine months ended September 30, 2006, as compared to $29.5 million in 2005.

Other information: The expanded product offering of Goodyear branded farm tires, along with added manufacturing capacity from the Freeport, Illinois, facility accounted for the majority of the agricultural market sales increase. The decrease in income from operations in the agricultural market in the third quarter was attributed to sales volumes in relation to fixed overheads.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Earthmoving/Construction Segment Results
Quarter: The Company’s earthmoving/construction market net sales were $56.7 million for the three months ended September 30, 2006, as compared to $31.3 million for 2005. Income from operations in the earthmoving/construction market was $8.6 million for the three months ended September 30, 2006, as compared to $3.5 million in 2005.

Year to date: The Company’s earthmoving/construction market net sales were $117.5 million for the nine months ended September 30, 2006, as compared to $106.2 million for 2005. Income from operations in the earthmoving/construction market was $18.3 million for the nine months ended September 30, 2006, as compared to $16.0 million in 2005.

Other information: The expanded product offering of the Continental & General brands for OTR tires, along with added manufacturing capacity from the Bryan, Ohio, facility accounted for the majority of the earthmoving/construction market sales increase in the third quarter. This increase offset a decrease in sales to the United States government, which were approximately $4 million and $18 million lower in the three and nine months ended September 30, 2006, respectively, as compared to 2005. Sales to the United States government are dependent on government appropriations and have a tendency for significant fluctuations. The Bryan, Ohio, facility produces tires for earthmoving, construction, and mining machinery in sizes larger than the Company was able to produce before this facility was acquired on July 31, 2006. The increase in income from operations in the earthmoving/ construction segment is the result of margins realized on these larger earthmoving, construction, and mining tires.

Consumer Segment Results
Quarter: Consumer market net sales were $10.4 million for the three months ended September 30, 2006, as compared to $6.8 million for 2005. Consumer market income from operations was $0.4 million for the three months ended September 30, 2006, as compared to $0.2 million in 2005.

Year to date: Consumer market net sales were $66.7 million for the nine months ended September 30, 2006, as compared to $22.5 million for 2005. Consumer market income from operations was $2.1 million for the nine months ended September 30, 2006, as compared to $1.8 million in 2005.

Other information: The Goodyear farm tire acquisition agreement included an off-take/mixing agreement for certain product sales to Goodyear, the majority of which are included in the consumer segment. Sales to The Goodyear Tire & Rubber Company under this agreement were approximately $6 million and $44 million in the three and nine months ended September 30, 2006, respectively. Consumer market income from operations on a quarterly basis and year to date were relatively consistent in the year over year comparisons.

Corporate Expenses
Quarter: Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $6.8 million for the three months ended September 30, 2006, as compared to $5.7 million in 2005.

Year to date: Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $21.2 million for the nine months ended September 30, 2006, as compared to $17.9 million in 2005.

Other information: The increase in corporate expenses related primarily to higher sales and marketing expenses of approximately $1 million and $2 million for the three and nine months ended September 30, 2006, as compared to 2005.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of September 30, 2006, the Company had $0.3 million of cash deposited within various bank accounts. The cash balance decreased by $0.3 million from December 31, 2005, due to the cash flow items discussed in the following paragraphs.

Operating cash flows
In the first nine months of 2006, cash of $13.4 million was used for operating activities. This usage was primarily the result of increase in accounts receivable and inventory of $50.3 million and $38.4 million, respectively, offset by net income of $14.7 million, depreciation and amortization of $19.5 million, and increases in accounts payable and other current liabilities of $25.1 million and $15.7 million. The significant increase in accounts payable, accounts receivable and inventory in the first nine months of 2006 related to the higher sales levels and the Goodyear North American farm tire and Continental OTR acquisitions. In comparison, for the first nine months of 2005, positive cash flows from operating activities of $35.6 million resulted primarily from net income of $16.6 million, depreciation and amortization of $15.9 million and a noncash convertible debt conversion charge of $7.2 million.

Investing cash flows
Titan invested $44.0 million for the Continental OTR tire acquisition in the nine months ended September 30, 2006. The Company invested $4.8 million in capital expenditures in the first nine months of 2006, compared to $3.1 million in the first nine months of 2005. The expenditures represent various equipment purchases and improvements to enhance production capabilities. The Company estimates that its total capital expenditures for the remainder of 2006 will be approximately $4 million.

Financing cash flows
In the nine months ended September 30, 2006, cash of $61.9 million was provided by financing activities. This cash was provided primarily by net debt proceeds of $58.4 million and by proceeds from the exercise of stock options of $3.5 million. In comparison, in the first nine months of 2005, cash of $33.5 million was used for financing activities, primarily the result of net revolver payments of $33.9 million.

Debt Covenants
The Company’s revolving credit facility contains various covenants and restrictions. The financial covenants in this agreement require that:

•
The Company’s minimum book value of eligible accounts receivable and eligible inventory be equal to or greater than $75 million (or equal to or greater than $100 million when the 30-day average of the outstanding revolver balance exceeds $110 million).

•	Collateral coverage be equal to or greater than 1.20 times the outstanding revolver balance.

•	If the 30-day average of the outstanding revolver balance exceeds $225 million, the fixed charge coverage ratio be equal to or greater than a 1.0 to 1.0 ratio.

Restrictions include:

•	Limits on payments of dividends and repurchases of the Company’s stock.

•	Restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company.

•	Limitations on investments, dispositions of assets and guarantees of indebtedness.

•	Other customary affirmative and negative covenants.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The Company is in compliance with these covenants and restrictions as of September 30, 2006. The Company’s minimum book value of eligible accounts receivable and eligible inventory is required to be equal to or greater than $100 million and the Company computed it to be $269 million at September 30, 2006. The collateral coverage is required to be equal to or greater than 1.20 times the outstanding revolver balance and was calculated to be 2.01 times this balance at September 30, 2006. The fixed charge coverage ratio must be equal to or greater than a 1.0 to 1.0 ratio if the 30-day average of the outstanding revolver balance exceeds $225 million. This covenant did not apply for the quarter ended September 30, 2006. The outstanding revolver balance was $183.0 million at September 30, 2006, including cash borrowings of $167.3 million and letters of credit of $15.7 million.

Other Issues
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances. Historically, the Company tends to experience higher sales demand in the first and second quarters. In addition, Titan realized sales increases in 2006 as a result of the acquisitions of the Freeport, Illinois, and Bryan, Ohio, facilities.

Liquidity Outlook
At September 30, 2006, the Company had cash and cash equivalents of $0.3 million and $67.0 million of unused availability under the terms of its revolving credit facility. The availability under the Company’s $250 million revolving credit facility is reduced by $167.3 million of borrowings and $15.7 million for outstanding letters of credit. The Company had scheduled debt principal payments amounting to $2.2 million due for the remainder of 2006. Titan expects to contribute approximately $0.9 million to its frozen defined benefit pension plans during the remainder of 2006. The Company estimates that its total capital expenditures for the remainder of 2006 will be approximately $4 million.

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

MARKET CONDITIONS AND OUTLOOK
In the first nine months of 2006, the Company experienced a softening in demand from original equipment manufacturers for Company products. In December of 2005, the Company acquired the Goodyear North American farm tire assets, which included a manufacturing facility in Freeport, Illinois. The transaction also included a license agreement with Goodyear for Titan to manufacture and sell Goodyear branded farm tires in North America. On July 31, 2006, Titan Tire Corporation of Bryan, a subsidiary of the Company, acquired the off-the-road (OTR) tire facility of Continental Tire North America, Inc. (Continental) in Bryan, Ohio. The Bryan facility produces tires for earthmoving, construction, and mining equipment in larger sizes than Titan previously produced. Titan is using the expanded agricultural product offering of Goodyear branded farm tires and the expanded earthmoving/construction product offering supplied by the Bryan facility, along with added manufacturing capacity from the Freeport and Bryan facilities to expand market share. Therefore, although markets are expected to be slightly lower, the Company expects its sales to continue to be significantly higher through the remainder of 2006 due to the Freeport and Bryan facility acquisitions. Higher energy, raw material and petroleum-based product costs may continue to negatively impact the Company’s margins. Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Agricultural Market Outlook
Agricultural market sales for the industry are expected to remain slightly lower in 2006. Although the farm economy is forecasted to remain stable, the high cost of fuel and fertilizer is negatively affecting the farm sector. Increasing use of grain-based ethanol and soybean-based biodiesel fuel should support commodity prices and farm income levels in the long-term. Titan’s capacity in the agricultural market has increased significantly as a result of the Freeport facility acquisition and, therefore, Titan’s agricultural sales should remain higher for the remainder of 2006 when compared to 2005. Deere & Company has extended their long-term wheel agreement with Titan from an expiration date of October 31, 2007, to October 31, 2010. Many variables, including weather, grain prices, export markets, and future government policies and payments can greatly influence the overall health of the agricultural economy.

Earthmoving/Construction Market Outlook
Earthmoving/construction market industry sales are expected to remain stable for the remainder of 2006. Higher commodity prices continue to support earthmoving and mining sales. The Bryan facility produces tires for large earthmoving, construction, and mining machinery, which Titan did not previously produce. Therefore, Titan’s sales in this segment should remain higher for the remainder of 2006 when compared to 2005. This segment may be affected by the October 2006 strike at numerous Goodyear North American facilities. The earthmoving/construction segment is affected by many variables including commodity prices, road construction, infrastructure, government appropriations and housing starts. Many of these factors are very sensitive to interest rate fluctuations.

Consumer Market Outlook
Titan’s sales in the consumer market should be stable for the remainder of 2006 as compared to 2005. Sales to Goodyear will fluctuate significantly based upon their future product requirements. These product requirements may be affected by the October 2006 strike at numerous Goodyear North American facilities. The all-terrain vehicle (ATV) wheel and tire market is expected to offer future long-term opportunities for Titan within the consumer market. Many factors affect the consumer market including weather, competitive pricing, energy prices, interest rates and consumer attitude.

PENSIONS
The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002. These plans are described in Note 23 of the Company’s Notes to Consolidated Financial Statements in the 2005 Annual Report on Form 10-K. The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed annually at a minimum and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. During the nine months ended September 30, 2006, the Company contributed $3.1 million to the frozen defined benefit pension plans. The Company expects to contribute approximately $0.9 million to these frozen defined benefit pension plans during the remainder of 2006.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

NEW ACCOUNTING STANDARDS

Financial Accounting Standards Board Interpretation Number 48
In July 2006, Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” was issued. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure requirements for uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect the adoption of this interpretation will have on its consolidated financial position, results of operations and cash flows.

Statement of Financial Accounting Standards Number 157
In September 2006, Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” was issued. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the effect the adoption of this standard will have on its financial position, results of operations and cash flows.

Statement of Financial Accounting Standards Number 158
In September 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” was issued. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is evaluating the effect the adoption of this standard will have on its consolidated financial position, results of operations and cash flows.

Staff Accounting Bulletin Number 108
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires that public companies utilize a “dual-approach” when assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 is effective for annual financial statements for fiscal years ending after November 15, 2006. The Company is evaluating the effect the adoption of this guidance will have on its consolidated financial position, results of operations and cash flows.

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

TITAN INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to routine legal proceedings arising out of the normal course of business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes at this time that none of these actions, individually or in the aggregate, will have a material adverse affect on the consolidated financial condition, results of operations or cash flows of the Company. However, due to the difficult nature of predicting future legal claims, the Company cannot anticipate or predict the material adverse effect on its consolidated financial condition, results of operations or cash flows as a result of efforts to comply with or its liabilities pertaining to legal judgments.

Item 6. Exhibits

10	Asset purchase agreement by and among Titan Tire Corporation of Bryan, Titan Tire Corporation and Continental Tire North America, Inc.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	October 27, 2006	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ KENT W. HACKAMACK
Kent W. Hackamack
Vice President of Finance and Treasurer
(Principal Financial Officer)