Form 10-Q
period 2007-03-31
TITAN INTERNATIONAL INC
filed 2007-04-27
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	April 25, 2007

Common stock, no par value per share	26,939,769

TITAN INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations for the Three Months Ended March 31, 2007 and 2006	1

	Consolidated Condensed Balance Sheets as of March 31, 2007, and December 31, 2006	2

	Consolidated Condensed Statement of Changes in Stockholder’s Equity for the Three Months Ended March 31, 2007	3

	Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	4

	Notes to Consolidated Condensed Financial Statements	5-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

Part II.	Other Information

Item 1.	Legal Proceedings	27

Item 6.	Exhibits	27

	Signatures	27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended
	March 31,
	2007	2006
Net sales	$226,278	$182,577
Cost of sales	199,087	151,463
Gross profit	27,191	31,114
Selling, general & administrative expenses	11,284	12,281
Royalty expense	1,564	1,625
Income from operations	14,343	17,208
Interest expense	(5,749)	(3,723)
Noncash convertible debt conversion charge	(13,376)	0
Other (expense) income	(185)	836
(Loss) income before income taxes	(4,967)	14,321
(Benefit) provision for income taxes	(2,484)	5,728
Net (loss) income	$(2,483)	$8,593
(Loss) earnings per common share:
Basic	$(.12)	$.44
Diluted	(.12)	.36
Average common shares outstanding:
Basic	20,814	19,584
Diluted	20,814	25,925

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	March 31,	December 31,
Assets	2007	2006
Current assets
Cash and cash equivalents	$38,970	$33,412
Accounts receivable	121,313	73,882
Inventories	143,958	154,604
Deferred income taxes	32,928	29,234
Prepaid and other current assets	17,551	18,801
Total current assets	354,720	309,933

Property, plant and equipment, net	181,978	184,616
Investment in Titan Europe Plc	63,988	65,881
Goodwill	11,702	11,702
Other assets	10,746	12,994
Total assets	$623,134	$585,126

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt	$0	$98
Accounts payable	50,158	25,884
Other current liabilities	47,909	36,942
Total current liabilities	98,067	62,924
Long-term debt	200,000	291,266
Deferred income taxes	27,261	27,924
Other long-term liabilities	15,700	15,835
Total liabilities	341,028	397,949

Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized, 30,577,356 issued)	30	30
Additional paid-in capital	295,580	258,071
Retained earnings	34,185	36,802
Treasury stock (at cost, 3,854,244 and 10,678,454 shares, respectively)	(34,997)	(96,264)
Accumulated other comprehensive loss	(12,692)	(11,462)
Total stockholders’ equity	282,106	187,177
Total liabilities and stockholders’ equity	$623,134	$585,126

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance January 1, 2007	19,898,902	$30	$258,071	$36,802	$(96,264)	$(11,462)	$187,177
Comprehensive income:
Net loss				(2,483)			(2,483)
Unrealized loss on investment, net of tax						(1,230)	(1,230)
Comprehensive income				(2,483)		(1,230)	(3,713)
Dividends paid on common stock				(134)			(134)
Note conversion	6,577,200		35,240		59,049		94,289
Exercise of stock options	242,810		2,222		2,180		4,402
Issuance of treasury stock under 401(k) plan	4,200		47		38		85
Balance March 31, 2007	26,723,112	$30	$295,580	$34,185	$(34,997)	$(12,692)	$282,106

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(2,483)	$8,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,465	6,243
Deferred income tax provision	(2,845)	5,620
Noncash convertible debt conversion charge	13,376	0
Excess tax benefit from stock options exercised	(849)	0
(Increase) decrease in current assets:
Accounts receivable	(47,431)	(49,214)
Inventories	10,646	(16,986)
Prepaid and other current assets	1,250	(1,605)
Increase (decrease) in current liabilities:
Accounts payable	24,274	36,954
Other current liabilities	11,891	16,397
Other, net	365	(718)
Net cash provided by operating activities	15,659	5,284

Cash flows from investing activities:
Capital expenditures, net	(4,064)	(1,515)
Other	52	36
Net cash used for investing activities	(4,012)	(1,479)

Cash flows from financing activities:
Payment on revolving credit facility, net	0	(2,200)
Payment on debt	(10,164)	(3,279)
Proceeds from exercise of stock options	3,553	1,745
Excess tax benefit from stock options exercised	849	0
Payment of financing fees	(313)	0
Dividends paid	(99)	(98)
Other	85	6
Net cash used for financing activities	(6,089)	(3,826)

Net increase (decrease) in cash and cash equivalents	5,558	(21)

Cash and cash equivalents at beginning of period	33,412	592

Cash and cash equivalents at end of period	$38,970	$571

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1. ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (“Titan” or the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary to present fairly the Company’s financial position as of March 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2007 and 2006.

Accounting policies have continued without significant change and are described in the Summary of Significant Accounting Policies contained in the Company’s 2006 Annual Report on Form 10-K. These interim financial statements have been prepared pursuant to the Securities and Exchange Commission’s rules for Form 10-Q’s and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

Reclassification
Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

2. ACQUISITION OF CONTINENTAL’S OTR ASSETS

On July 31, 2006, Titan Tire Corporation of Bryan, a subsidiary of Titan International, Inc., acquired the off-the-road (OTR) tire assets of Continental Tire North America, Inc. (Continental) in Bryan, Ohio. Titan Tire Corporation of Bryan purchased the assets of Continental’s OTR tire facility for approximately $53 million in cash proceeds. The assets purchased included Continental’s OTR plant, property and equipment located in Bryan, Ohio, inventory and other current assets. The acquisition included an agreement with Continental to use the Continental and General trademarks on OTR tires. In addition, the Company recorded intangibles related to the acquisition as noncurrent assets and assumed warranty liabilities. This acquisition expanded Titan’s product offering into larger earthmoving, construction and mining tires and added the manufacturing capacity of the Bryan facility.

The following unaudited pro forma financial information gives effect to the acquisition of the Continental OTR assets as if the acquisition had taken place on January 1, 2006. The pro forma information for the Bryan, Ohio, facility was derived from a carve-out of Continental’s OTR historical accounting records.

Pro forma information for three months ended (in thousands, except per share data):
	March 31, 2007 (Actual)	March 31, 2006 (Pro forma)
Net sales	$226,278	$217,867
Net (loss) income	(2,483)	11,990
Diluted earnings per share	(.12)	.49

The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition of assets actually occurred on January 1, 2006, nor is it necessarily indicative of Titan’s future consolidated results of operations or financial position.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

3. ACCOUNTS RECEIVABLE

The Company had net accounts receivable of $121.3 million and $73.9 million at March 31, 2007, and December 31, 2006, respectively. These amounts are net of allowance for doubtful accounts of $5.4 million at March 31, 2007, and $4.8 million at December 31, 2006.

4. INVENTORIES

Inventories consisted of the following (in thousands):
	March 31,	December 31,
	2007	2006
Raw materials	$54,859	$57,814
Work-in-process	17,127	16,738
Finished goods	76,176	84,863
	148,162	159,415
Reduction to LIFO basis	(4,204)	(4,811)
	$143,958	$154,604

Inventories were $144.0 million and $154.6 million at March 31, 2007, and December 31, 2006, respectively. Cost is determined using the first-in, first-out (FIFO) method for approximately 74% of inventories and the last-in, first-out (LIFO) method for approximately 26% of the inventories at both March 31, 2007, and December 31, 2006. Included in the inventory balances were reserves for slow-moving and obsolete inventory of $3.3 million and $3.2 million at March 31, 2007, and December 31, 2006, respectively.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Land and improvements	$3,088	$3,088
Buildings and improvements	78,261	78,230
Machinery and equipment	270,786	269,730
Tools, dies and molds	52,251	52,205
Construction-in-process	7,184	4,587
	411,570	407,840
Less accumulated depreciation	(229,592)	(223,224)
	$181,978	$184,616

Property, plant and equipment, net were $182.0 million and $184.6 million at March 31, 2007, and December 31, 2006, respectively. Depreciation for the three months ended March 31, 2007 and 2006, totaled $6.6 million and $5.7 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

6. INVESTMENT IN TITAN EUROPE PLC

Investment in unconsolidated affiliate consisted of the following (in thousands):
	March 31,	December 31,
	2007	2006
Investment in Titan Europe Plc	$63,988	$65,881

The Company owns a 17.3% ownership interest in Titan Europe Plc. In accordance with SFAS No. 115, the Company records the Titan Europe Plc investment as an available-for-sale security and reports the investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. The fair value of the Company’s investment in Titan Europe Plc was $64.0 million at March 31, 2007, and $65.9 million at December 31, 2006. Titan Europe Plc is publicly traded on the AIM market in London, England.

7. GOODWILL

The carrying amount of goodwill by segment consisted of the following (in thousands):
	March 31,	December 31,
	2007	2006
Agricultural segment	$6,912	$6,912
Earthmoving/construction segment	3,552	3,552
Consumer segment	1,238	1,238
	$11,702	$11,702

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. No goodwill charges were recorded in the first quarter of 2007 or 2006. There can be no assurance that future goodwill tests will not result in a charge to earnings.

8. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):
	March 31,	December 31,
	2007	2006
Senior unsecured notes	$200,000	$200,000
Senior unsecured convertible notes	0	81,200
Industrial revenue bonds and other	0	10,164
	200,000	291,364
Less: Amounts due within one year	0	98
	$200,000	$291,266

Aggregate maturities of long-term debt at March 31, 2007, were as follows (in thousands):

April 1 - December 31, 2007	$0
2008	0
2009	0
2010	0
2011	0
Thereafter	200,000
$200,000

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Senior unsecured notes
In December 2006, the Company closed its offering of $200 million 8% senior unsecured notes. The notes were sold at par and are due January 2012. Titan used the net proceeds from this offering to repay outstanding existing debt, excluding the 5.25 percent senior unsecured convertible notes, and for general corporate purposes.

Revolving credit facility
The Company’s $125 million revolving credit facility with agent LaSalle Bank National Association has a 2009 termination date and is collateralized by a first priority security interest in certain assets of Titan and its domestic subsidiaries. In February 2007, the Company amended the revolving credit facility. The amendment extended the termination date to October 2009 (previously October 2008). The amendment also lowered borrowing rates, which will be based on a pricing grid that varies with amount borrowed. The borrowings under the facility will bear interest at a floating rate of LIBOR plus 1% to 2% (previously 2.75%). The amendment allows the Company the ability to request an increase from the current $125 million up to $250 million of availability. The facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants. The Company was in compliance with these covenants and restrictions as of March 31, 2007.

Senior unsecured convertible notes conversion
In January 2007, the Company filed a registration statement relating to an offer to the holders of its 5.25% senior unsecured convertible notes due 2009 to convert their notes into Titan’s common stock at an increased conversion rate (the “Offer”). Per the Offer, each $1,000 principal amount of notes was convertible into 81.0000 shares of common stock, which is equivalent to a conversion price of approximately $12.35 per share. Prior to the Offer, each $1,000 principal amount of notes was convertible into 74.0741 shares of common stock, which was equivalent to a conversion price of approximately $13.50 per share.

The registration statement relating to the shares of common stock to be offered was declared effective on February 21, 2007. On March 21, 2007, the Company announced 100% acceptance of the conversion offer and the $81,200,000 of accepted notes were converted into 6,577,200 shares of Titan common stock. Titan recognized a noncash charge of $13.4 million in connection with this exchange in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt.”

Industrial revenue bonds and other
Other debt primarily consisted of industrial revenue bonds, loans from local and state entities, and other long-term notes. All industrial revenue bonds and other debt were fully paid off in the first quarter of 2007.

9. WARRANTY

The Company provides limited warranties on workmanship on its products in all market segments. The majority of the Company’s products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. The warranty amount increases in the first quarter of 2007 were related to the Company’s higher sales levels. Warranty accruals are included as a component of other current liabilities on the Consolidated Condensed Balance Sheets. Changes in the warranty liability consisted of the following (in thousands):

	2007	2006
Warranty liability, January 1	$4,688	$1,838
Provision for warranty liabilities	2,129	1,604
Warranty payments made	(1,619)	(1,003)
Warranty liability, March 31	$5,198	$2,439

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

10. EMPLOYEE BENEFIT PLANS

The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002. The Company also sponsors four 401(k) retirement savings plans.

The components of net periodic pension cost consisted of the following (in thousands):
	Three months ended March 31,
	2007	2006
Interest cost	$941	$983
Expected return on assets	(1,256)	(1,168)
Amortization of unrecognized prior service cost	34	34
Amortization of unrecognized deferred taxes	(14)	(14)
Amortization of net unrecognized loss	398	462
Net periodic pension cost	$103	$297

During the first quarter of 2007, the Company contributed $0.9 million to the frozen defined benefit pension plans. In April 2007, the Company contributed Titan common stock with an approximate value of $5 million to the pension plans. The Company anticipates making no further contributions to these plans during the remainder of 2007.

11. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases. Certain lease agreements provide for renewal options, fair value purchase options, payment of property taxes, maintenance and insurance by the Company.

At March 31, 2007, future minimum commitments under noncancellable operating leases with initial or remaining terms in excess of one year were as follows (in thousands):
April 1 - December 31, 2007	$2,125
2008	1,554
2009	960
2010	658
2011	347
Thereafter	0
Total future minimum lease payments	$5,644

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

12. SEGMENT INFORMATION

The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,
	2007	2006
Revenues from external customers
Agricultural	$135,296	$124,427
Earthmoving/construction	75,118	31,801
Consumer	15,864	26,349
Consolidated totals	$226,278	$182,577

Income from Operations
Agricultural	$8,038	$19,307
Earthmoving/construction	13,875	5,227
Consumer	848	1,020
Reconciling items (a)	(8,418)	(8,346)
Consolidated totals	$14,343	$17,208

Assets by segment were as follows (in thousands):
	March 31,	December 31,
Total Assets	2007	2006
Agricultural segment	$280,535	$273,787
Earthmoving/construction segment	187,028	145,964
Consumer segment	26,155	22,678
Reconciling items (b)	129,416	142,697
Consolidated totals	$623,134	$585,126

(a)	Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment carried at the corporate level.

(b)	Represents property, plant and equipment and other corporate assets.

13. ROYALTY EXPENSE

The December 2005 Goodyear North American farm tire asset acquisition included a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America. Royalty expenses recorded were $1.6 million for the first quarter of both 2007 and 2006.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

14. NONCASH CONVERTIBLE DEBT CONVERSION CHARGE

In January 2007, the Company filed a registration statement relating to an offer to the holders of its 5.25% senior unsecured convertible notes due 2009 to convert their notes into Titan’s common stock at an increased conversion rate (the “Offer”). Per the Offer, each $1,000 principal amount of notes was convertible into 81.0000 shares of common stock, which is equivalent to a conversion price of approximately $12.35 per share. Prior to the Offer, each $1,000 principal amount of notes was convertible into 74.0741 shares of common stock, which was equivalent to a conversion price of approximately $13.50 per share. The registration statement relating to the shares of common stock to be offered was declared effective on February 21, 2007. On March 21, 2007, the Company announced 100% acceptance of the conversion offer and the $81,200,000 of accepted notes were converted into 6,577,200 shares of Titan common stock.

The Company recognized a noncash charge of $13.4 million in connection with this exchange in accordance with Statement of Financial Accounting Standards (SFAS) No. 84, “Induced Conversions of Convertible Debt.” This charge does not reflect $1.0 million of interest previously accrued on the notes. The shares issued for the conversion were issued out of treasury shares. The exchange resulted in a decrease in treasury stock of $59.0 million and an increase to additional paid-in capital of approximately $35.2 million. Stockholder’s equity increased by $94.3 million in total as a result of this exchange.

15. OTHER INCOME

Other income consisted of the following (in thousands):
	Three months ended March 31,
	2007	2006
Interest income	$518	$1,133
Debt termination expense	(675)	0
Other expense	(28)	(297)
	$(185)	$836

Debt termination expense of $0.7 million related to fees and expenses for the conversion of the Company’s 5.25% senior unsecured convertible notes.

16. INCOME TAXES

The Company recorded income tax benefit of $2.5 million and income tax expense of $5.7 million for the quarters ended March 31, 2007 and 2006, respectively. The Company’s effective income tax rate was 50% and 40% for the three months ended March 31, 2007 and 2006, respectively. The Company’s income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $13.4 million noncash charge taken in connection with the Company’s convertible debt. This noncash charge is not deductible for income tax purposes.

The Company has applied the provisions of FIN 48 for the period ending March 31, 2007. Titan has identified its federal tax return and its Illinois state tax return as “major” tax jurisdictions. The Company is subject to (i) federal tax examinations for periods 2003 to 2006 and (ii) Illinois state income tax examinations for years 2005 and 2006.

17. COMPREHENSIVE INCOME

Comprehensive loss for the first quarter of 2007 totaled $(3.7) million, which included net loss of $(2.5) million and unrealized loss on investments of $(1.2) million, compared to comprehensive income of $11.8 million for the first quarter of 2006, which included net income of $8.6 million and unrealized gain on investments of $3.2 million.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

18. EARNINGS PER SHARE

Earnings per share (EPS) are as follows (amounts in thousands, except per share data):
	Three months ended,
	March 31, 2007			March 31, 2006
	Net Loss	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$(2,483)	20,814	$(.12)	$8,593	19,584	$.44
Effect of stock options	0	0		0	326
Effect of convertible notes	0	0		719	6,015
Diluted EPS	$(2,483)	20,814	$(.12)	$9,312	25,925	$.36

As a result of the net loss for the three months ended March 31, 2007, the effect of stock options and convertible notes has been excluded, as the effect would have been antidilutive. The weighted average share amount excluded was 399,000 shares for stock options and 5,280,000 shares for convertible notes. For the three months ended March 31, 2006, the impact of stock options with exercise prices greater than the average market price of the Company’s common shares has been excluded, as the effect would have been antidilutive.

19. LITIGATION

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

20. RECENTLY ISSUED ACCOUNTING STANDARDS

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

Statement of Financial Accounting Standards Number 159
In February 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the effect the adoption of this standard will have on its consolidated financial position, results of operations and cash flows.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

21. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The Company’s $200 million 8% senior unsecured notes are guaranteed by each of Titan’s current and future wholly owned domestic subsidiaries other than its immaterial subsidiaries (subsidiaries with total assets less than $250,000 and total revenues less than $250,000.) The note guarantees are joint and several obligations of the guarantors. Non-guarantors consist primarily of foreign subsidiaries of the Company, which are organized outside the United States of America. The following condensed consolidating financial statements are presented using the equity method of accounting.

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended March 31, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$226,278	$0	$0	$226,278
Cost of sales	384	198,703	0	0	199,087
Gross (loss) profit	(384)	27,575	0	0	27,191
Selling, general and administrative expenses	3,506	7,703	75	0	11,284
Royalty expense	0	1,564	0	0	1,564
(Loss) income from operations	(3,890)	18,308	(75)	0	14,343
Interest expense	(5,746)	(3)	0	0	(5,749)
Intercompany interest income (expense)	1,134	(1,406)	272	0	0
Noncash convertible debt conversion charge	(13,376)	0	0	0	(13,376)
Other (expense) income	(226)	42	(1)	0	(185)
(Loss) income before income taxes	(22,104)	16,941	196	0	(4,967)
(Benefit) provision for income taxes	(11,052)	8,470	98	0	(2,484)
Equity in earnings of subsidiaries	8,569	0	0	(8,569)	0
Net (loss) income	$(2,483)	$8,471	$98	$(8,569)	$(2,483)

	For the Three Months Ended March 31, 2006
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$182,577	$0	$0	$182,577
Cost of sales	18	151,445	0	0	151,463
Gross (loss) profit	(18)	31,132	0	0	31,114
Selling, general and administrative expenses	4,826	7,409	46	0	12,281
Royalty expense	0	1,625	0	0	1,625
(Loss) income from operations	(4,844)	22,098	(46)	0	17,208
Interest expense	(3,516)	(207)	0	0	(3,723)
Intercompany interest income (expense)	1,116	(1,309)	193	0	0
Other income	691	22	123	0	836
(Loss) income before income taxes	(6,553)	20,604	270	0	14,321
(Benefit) provision for income taxes	(2,621)	8,240	109	0	5,728
Equity in earnings of subsidiaries	12,525	0	0	(12,525)	0
Net income	$8,593	$12,364	$161	$(12,525)	$8,593

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	March 31, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$38,433	$35	$502	$0	$38,970
Accounts receivable	(454)	121,767	0	0	121,313
Inventories	0	143,958	0	0	143,958
Prepaid and other current assets	33,659	16,794	26	0	50,479
Total current assets	71,638	282,554	528	0	354,720
Property, plant and equipment, net	1,405	180,573	0	0	181,978
Investment in Titan Europe Plc	23,641	0	40,347	0	63,988
Investment in subsidiaries	20,876	0	0	(20,876)	0
Other assets	7,181	15,267	0	0	22,448
Total assets	$124,741	$478,394	$40,875	$(20,876)	$623,134

Liabilities and Stockholders’ Equity
Accounts payable	$1,451	$48,707	$0	$0	$50,158
Other current liabilities	453	47,404	52	0	47,909
Total current liabilities	1,904	96,111	52	0	98,067
Long-term debt	200,000	0	0	0	200,000
Other long-term liabilities	29,968	12,976	17	0	42,961
Intercompany accounts	(389,237)	379,486	9,751	0	0
Stockholders’ equity	282,106	(10,179)	31,055	(20,876)	282,106
Total liabilities and stockholders’ equity	$124,741	$478,394	$40,875	$(20,876)	$623,134

	December 31, 2006
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$33,220	$69	$123	$0	$33,412
Accounts receivable	(38)	73,920	0	0	73,882
Inventories	0	154,604	0	0	154,604
Prepaid and other current assets	3,937	44,036	62	0	48,035
Total current assets	37,119	272,629	185	0	309,933
Property, plant and equipment, net	1,279	183,337	0	0	184,616
Investment in Titan Europe Plc	25,534	0	40,347	0	65,881
Investment in subsidiaries	14,517	0	0	(14,517)	0
Other assets	8,802	15,894	0	0	24,696
Total assets	$87,251	$471,860	$40,532	$(14,517)	$585,126

Liabilities and Stockholders’ Equity
Accounts payable	$1,058	$24,826	$0	$0	$25,884
Other current liabilities	3,437	33,607	(11)	7	37,040
Total current liabilities	4,495	58,433	(11)	7	62,924
Long-term debt	290,700	566	0	0	291,266
Other long-term liabilities	10,896	30,393	2,470	0	43,759
Intercompany accounts	(406,017)	398,856	7,168	(7)	0
Stockholders’ equity	187,177	(16,388)	30,905	(14,517)	187,177
Total liabilities and stockholders’ equity	$87,251	$471,860	$40,532	$(14,517)	$585,126

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Three Months Ended March 31, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$16,050	$(640)	$249	$15,659

Cash flows from investing activities:
Capital expenditures	(212)	(3,852)	0	(4,064)
Other, net	0	52	0	52
Net cash used for investing activities	(212)	(3,800)	0	(4,012)

Cash flows from financing activities:
Payment of debt	(9,500)	(664)	0	(10,164)
Proceeds from exercise of stock options	3,553	0	0	3,553
Excess tax benefit from stock options exercised	849	0	0	849
Payment of financing fees	(313)	0	0	(313)
Intercompany activities	(5,200)	5,070	130	0
Other, net	(14)	0	0	(14)
Net cash (used for) provided by financing activities	(10,625)	4,406	130	(6,089)

Net increase (decrease) in cash and cash equivalents	5,213	(34)	379	5,558
Cash and cash equivalents, beginning of period	33,220	69	123	33,412
Cash and cash equivalents, end of period	$38,433	$35	$502	$38,970

	For the Three Months Ended March 31, 2006
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$14,265	$(9,331)	$350	$5,284

Cash flows from investing activities:
Capital expenditures	0	(1,515)	0	(1,515)
Other, net	0	36	0	36
Net cash used for investing activities	0	(1,479)	0	(1,479)

Cash flows from financing activities:
Payment of debt	0	(3,279)	0	(3,279)
Proceeds on revolving credit facility, net	(2,200)	0	0	(2,200)
Proceeds from exercise of stock options	1,745	0	0	1,745
Intercompany activities	(13,751)	14,072	(321)	0
Other, net	(92)	0	0	(92)
Net cash (used for) provided by financing activities	(14,298)	10,793	(321)	(3,826)

Net (decrease) increase in cash and cash equivalents	(33)	(17)	29	(21)
Cash and cash equivalents, beginning of period	59	49	484	592
Cash and cash equivalents, end of period	$26	$32	$513	$571

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
Management’s discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of these financial statements with a narrative from the perspective of the management of Titan International, Inc. (Titan or the Company) on Titan’s financial condition, results of operations, liquidity and other factors which may affect the Company’s future results. The MD&A in this quarterly report should be read in conjunction with the MD&A in Titan’s 2006 annual report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007.

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

The Company recorded sales of $226.3 million for the first quarter of 2007, which were 24% higher than the first quarter 2006 sales of $182.6 million. The significantly higher sales level was attributed to the expanded earthmoving, construction and mining product offering of Continental & General branded off-the-road (OTR) tires. These product offerings came with the added manufacturing capacity from the Bryan OTR facility, which was acquired on July 31, 2006.

Income from operations was $14.3 million for the first quarter of 2007 as compared to $17.2 million in 2006. Titan’s net loss was $(2.5) million for the quarter, compared to net income of $8.6 million in 2006. Basic loss per share was $(.12) in 2007, compared to income per share of $.44 in 2006. The Company’s net income decreased primarily as the result of a noncash convertible debt conversion charge of $13.4 million recorded in the first quarter of 2007.

SENIOR UNSECURED NOTES
In December 2006, the Company closed its offering of $200 million 8% senior unsecured notes. The notes were sold at par and are due January 2012. Titan used the net proceeds from this offering to repay outstanding existing debt, excluding the 5.25 percent senior unsecured convertible notes, and for general corporate purposes.

SENIOR UNSECURED CONVERTIBLE NOTES CONVERSION
In January 2007, the Company filed a registration statement relating to an offer to the holders of its 5.25% senior unsecured convertible notes due 2009 to convert their notes into Titan’s common stock at an increased conversion rate (the “Offer”). Per the Offer, each $1,000 principal amount of notes was convertible into 81.0000 shares of common stock, which is equivalent to a conversion price of approximately $12.35 per share. Prior to the Offer, each $1,000 principal amount of notes was convertible into 74.0741 shares of common stock, which was equivalent to a conversion price of approximately $13.50 per share.

The registration statement relating to the shares of common stock to be offered was declared effective on February 21, 2007. On March 21, 2007, the Company announced 100% acceptance of the conversion offer and the $81,200,000 of accepted notes were converted into 6,577,200 shares of Titan common stock. Titan recognized a noncash charge of $13.4 million in connection with this exchange in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt.”

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

The Continental OTR acquisition expanded Titan’s product offering into larger earthmoving, construction and mining tires and added the manufacturing capacity of the Bryan facility. The productivity obtained at the Bryan facility is meeting Titan’s current expectations. The Bryan facility achieved a manufacturing output of approximately $30 million in the first quarter of 2007.

OTR PRODUCTION REALIGNMENT
Due to capacity constraints at Titan’s Bryan, Ohio, OTR tire facility, the Company is adding OTR tire capacity at its Freeport, Illinois, and Des Moines, Iowa, facilities. Titan is aligning synergies, which includes retooling, retraining personnel and redistribution of equipment at the Bryan, Freeport and Des Moines facilities. These OTR realignment costs of approximately $5 million to $7 million lowered the Company’s gross profit for the first quarter of 2007, as labor costs that are normally dedicated to making products were instead used for retooling, retraining and redistribution of equipment.

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

Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for approximately 74% of inventories and the last-in, first-out (LIFO) method for approximately 26% of inventories. The major rubber material inventory and related work-in-process and finished goods are accounted for under the FIFO method. The major steel material inventory and related work-in-process and finished goods are accounted for under the LIFO method. Market value is estimated based on current selling prices. Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price based on historical experience. Should this experience change, adjustments to the estimated provisions would be necessary.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Impairment of Goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. The Company had goodwill of $11.7 million at March 31, 2007. Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment. Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

Valuation of Investment Accounted for as Available-for-Sale Security
The Company has an investment in Titan Europe Plc of $64.0 million as of March 31, 2007, representing a 17.3% ownership position. Titan Europe Plc is publicly traded on the AIM market in London, England. This investment is recorded as “Investment in Titan Europe Plc” on the consolidated balance sheet. In accordance with SFAS No. 115, the Company records the Titan Europe Plc investment as an available-for-sale security and reports this investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. Should the fair value decline below the cost basis, the Company would be required to determine if this decline is other than temporary. If the decline in fair value were judged to be other than temporary, an impairment charge would be recorded. Should unforeseen events occur or investment trends change significantly, impairment losses could occur. Declared dividends on this investment are recorded in income as a component of other income.

Income taxes
Deferred income tax provisions are determined using the liability method whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax basis of assets and liabilities. The Company assesses the realizability of its deferred tax asset positions in accordance with SFAS No. 109.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002. During the first quarter of 2007, the Company contributed $0.9 million to its frozen pension plans. In April 2007, the Company contributed Titan common stock with an approximate value of $5 million to the pension plans. The Company anticipates making no further contributions to these plans during the remainder of 2007. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 21 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2006.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The following tables and discussions provide highlights for the three months ended March 31, 2007, compared to 2006 (amounts in thousands):
	Three months ended March 31,
	2007	2006
Net sales	$226,278	$182,577
Cost of sales	199,087	151,463
Gross profit	27,191	31,114
Gross profit percentage	12.0%	17.0%

Net Sales
Net sales for the quarter ended March 31, 2007, were $226.3 million, compared to $182.6 million in 2006. The large sales improvement of $43.7 million, or 24%, was primarily attributed to the expanded earthmoving, construction and mining product offering of Continental and General branded off-the-road (OTR) tires, along with added manufacturing capacity from the Bryan, Ohio, facility, which was acquired on July 31, 2006.

Cost of Sales and Gross Profit
Cost of sales was $199.1 million for the first quarter of 2007, compared to $151.5 million in 2006. The large increase in cost of sales resulted from the net sales increase and the cost of products produced at the Bryan facility.

Gross profit for the first quarter of 2007 was $27.2 million or 12.0% of net sales, compared to $31.1 million or 17.0% of net sales for the first quarter of 2006. Due to capacity constraints at the Bryan OTR tire facility, the Company is adding OTR tire capacity at its Freeport, Illinois, and Des Moines, Iowa, tire facilities. Titan is aligning synergies, which includes retooling, retraining personnel and redistribution of equipment at the Bryan, Freeport and Des Moines facilities. These OTR realignment costs of approximately $5 million to $7 million lowered the Company’s gross profit for the first quarter of 2007, as labor costs that are normally dedicated to making products were instead used for retooling, retraining and redistribution of equipment. These costs resulted in an approximate 3% reduction in the gross profit percentage for the quarter.

Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):
	Three months ended March 31,
	2007	2006
Selling, general and administrative	$11,284	$12,281
Percentage of net sales	5.0%	6.7%

Selling, general and administrative (SG&A) expenses for the first quarter of 2007 were $11.3 million or 5.0% of net sales, compared to $12.3 million or 6.7% of net sales for 2006. As a result of the lower expenses and higher sales levels, SG&A expenses decreased by approximately 2% when expressed as a percentage of net sales.

Royalty Expense
Royalty expense was as follows (amounts in thousands):
	Three months ended March 31,
	2007	2006
Royalty expense	$1,564	$1,625

The December 2005 Goodyear North American farm tire asset acquisition included a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America. Royalty expenses were $1.6 million for the first quarter of both 2007 and 2006.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income from Operations
Income from operations was as follows (amounts in thousands):
	Three months ended March 31,
	2007	2006
Income from operations	$14,343	$17,208
Percentage of net sales	6.3%	9.4%

Income from operations for the first quarter of 2007 was $14.3 million or 6.3% of net sales, compared to $17.2 million or 9.4% in 2006. Income from operations was affected by the items previously discussed in the cost of sales, administrative and royalty line items.

Interest Expense
Interest expense was as follows (amounts in thousands):
	Three months ended March 31,
	2007	2006
Interest expense	$5,749	$3,723

Interest expense was $5.7 million for the first quarter of 2007, compared to $3.7 million in 2006. The Company’s average debt balance was approximately $88 million higher in the first quarter of 2007, resulting in an increase in interest expense of approximately $2 million.

Noncash Convertible Debt Conversion Charge
Noncash convertible debt conversion charge was as follows (amounts in thousands):
	Three months ended March 31,
	2007	2006
Noncash convertible debt conversion charge	$13,376	$0

In March 2007, the Company converted $81,200,000 of 5.25% senior convertible notes into 6,577,200 shares of Titan common stock. Titan recognized a noncash charge of $13.4 million in connection with this exchange in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt.”

Other (Expense) Income
Other (expense) income was as follows (amounts in thousands):

	Three months ended March 31,
	2007	2006
Other (expense) income	$(185)	$836

Other expense for the first quarter of 2007 was $(0.2) million, while other income for the first quarter of 2006 was $0.8 million. Interest income included in other income was $0.5 million and $1.1 million for the first quarters of 2007 and 2006, respectively. The first quarter of 2007 included debt termination expense of $0.7 million for fees and expenses related to the conversion of the Company’s 5.25% senior unsecured convertible notes.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income Taxes
The Company recorded income tax benefit of $2.5 million and income tax expense of $5.7 million for the quarters ended March 31, 2007 and 2006, respectively. The Company’s effective income tax rate was 50% and 40% for the three months ended March 31, 2007 and 2006, respectively. The Company’s income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $13.4 million noncash charge taken in connection with the Company’s convertible debt. This noncash charge is not deductible for income tax purposes.

Net Income
Net income was as follows (amounts in thousands):
	Three months ended March 31,
	2007	2006
Net (loss) income	$(2,483)	$8,593

Net loss for the first quarter of 2007 was $(2.5) million, compared to net income of $8.6 million in 2006. Basic loss per share was $(.12) for the first quarter of 2007, compared to earnings per share of $.44 in the first quarter of 2006. Diluted loss per share was $(.12) for the first quarter of 2007, compared to earnings per share of $.36 in 2006. The Company’s net income and earnings per share decreased due to the items detailed above and primarily as the result of the noncash convertible debt conversion charge.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):
	Three months ended March 31,
	2007	2006
Net sales	$135,296	$124,427
Income from operations	8,038	19,307

Net sales in the agricultural market were $135.3 million for the first quarter of 2007 as compared to $124.4 million in 2006. Income from operations in the agricultural market was $8.0 million for the first quarter of 2007 as compared to $19.3 million for the first quarter of 2006. The decrease in income from operations in the agricultural market was primarily attributed to the OTR realignment costs and related disruptions to production in the agricultural segment.

Earthmoving/Construction Segment Results
Earthmoving/Construction segment results were as follows (amounts in thousands):
	Three months ended March 31,
	2007	2006
Net sales	$75,118	$31,801
Income from operations	13,875	5,227

The Company’s earthmoving/construction market net sales were $75.1 million for the first quarter of 2007 as compared to $31.8 million in 2006. The expanded product offering of the Continental and General brands for OTR tires, along with added manufacturing capacity from the Bryan, Ohio, facility accounted for the higher sales levels in the earthmoving/construction market in 2007.

Income from operations in the earthmoving/construction market was $13.9 million for the first quarter of 2007 versus $5.2 million in 2006. The Bryan facility produces tires for earthmoving, construction and mining machinery in sizes larger than the Company was able to produce before this facility was acquired on July 31, 2006. The increase in income from operations in the earthmoving/construction segment is the result of margins realized on these larger earthmoving, construction and mining tires and additional OTR capacity.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):
	Three months ended March 31,
	2007	2006
Net sales	$15,864	$26,349
Income from operations	848	1,020

Consumer market net sales were $15.9 million for the first quarter of 2007 as compared to $26.3 million in 2006. The Goodyear farm tire acquisition agreement included an off-take/mixing agreement for certain product sales to Goodyear. The decrease in consumer market sales is related to a reduction in sales to The Goodyear Tire & Rubber Company of approximately $6 million quarter over quarter. Consumer market income from operations was $0.8 million for the first quarter of 2007 as compared to $1.0 million for 2006.

Corporate Expenses
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $8.4 million for the first quarter of 2007 as compared to $8.3 million for the first quarter of 2006.

MARKET RISK SENSITIVE INSTRUMENTS
The Company’s risks related to foreign currencies, commodity prices and interest rates are consistent with those for 2006. For more information, see the “Market Risk Sensitive Instruments” discussion in the Company’s Form 10-K for the fiscal year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of March 31, 2007, the Company had $39.0 million of cash balances within various bank accounts. This cash balance increased by $5.6 million from December 31, 2006, due to the following cash flow items.

Operating cash flows
In the first quarter of 2007, operating activities provided cash of $15.7 million. This cash was primarily provided by increases of $24.3 million in accounts payable and $11.9 million in other current liabilities along with a decrease of $10.6 million in inventories. Included in net loss were noncash charges of $13.4 million for a debt conversion charge and $7.5 million of depreciation and amortization. Positive cash flows were offset by an increase in accounts receivable balance of $47.4 million and a net loss of $2.5 million.

In comparison, for the first quarter of 2006, positive cash flows from operating activities of $5.3 million resulted primarily from net income of $8.6 million and increases in accounts payable of $37.0 million and other current liabilities of $16.4 million. Included in net income were noncash charges for depreciation and amortization of $6.2 million. Positive cash flows were offset by accounts receivable and inventory increases of $49.2 million and $17.0 million, respectively.

Investing cash flows
The Company invested $4.1 million in capital expenditures in the first quarter of 2007, compared to $1.5 million in the first quarter of 2006. The expenditures represent various equipment purchases and improvements to enhance production capabilities. The Company currently estimates that its total capital expenditures for the remainder of 2007 will be approximately $12 million.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Financing cash flows
In the first quarter of 2007, $6.1 million of cash was used for financing activities. This cash use resulted primarily from debt payment of $10.2 million offset by $3.6 million in proceeds from the exercise of stock options. In comparison, in the three months ended March 31, 2006, cash of $3.8 million was used for financing activities. This cash use was primarily the result of net debt payment of $5.5 million offset by $1.7 million in proceeds from stock option exercises.

Debt Covenants
The Company’s revolving credit facility contains various covenants and restrictions. The financial covenants in this agreement require that:

•	Collateral coverage be equal to or greater than 1.2 times the outstanding revolver balance.

•	If the 30-day average of the outstanding revolver balance exceeds $100 million, the fixed charge coverage ratio be equal to or greater than a 1.0 to 1.0 ratio.

Restrictions include:

•	Limits on payments of dividends and repurchases of the Company’s stock.

•	Restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company.

•	Limitations on investments, dispositions of assets and guarantees of indebtedness.

•	Other customary affirmative and negative covenants.

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

The Company is in compliance with these covenants and restrictions as of March 31, 2007. The collateral coverage was calculated to be 66.0 times the outstanding revolver balance at March 31, 2007.

The fixed charge coverage ratio did not apply for the quarter ended March 31, 2007. The credit facility usage was $6.1 million at March 31, 2007, consisting exclusively of letters of credit of $6.1 million with no cash borrowings.

Other Issues
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances. Historically, Titan tends to experience higher sales demand in the first and second quarters.

Liquidity Outlook
At March 31, 2007, the Company had cash and cash equivalents of $39.0 million and $118.9 million of unused availability under the terms of its revolving credit facility. The availability under the Company’s $125 million revolving credit facility was reduced by $6.1 million for outstanding letters of credit. The Company estimates that its total capital expenditures for the remainder of 2007 will be approximately $12 million. The Company has a net operating loss carryforward of approximately $32 million, expiring in 2023, which is expected to reduce the Company’s income tax payments in the future.

Cash on hand, anticipated internal cash flows from operations and utilization of remaining available borrowings are expected to provide sufficient liquidity for working capital needs, capital expenditures, and payments required on short-term debt. However, if the Company were to exhaust all currently available working capital sources or not meet the financial covenants and conditions of its loan agreements, the Company’s ability to secure additional funding may be negatively impacted.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

MARKET CONDITIONS AND OUTLOOK
On July 31, 2006, Titan Tire Corporation of Bryan, a subsidiary of the Company, acquired the OTR tire facility of Continental Tire North America, Inc. in Bryan, Ohio. The Bryan facility produces tires for earthmoving, construction and mining equipment in larger sizes than Titan previously produced. Titan is using the expanded earthmoving/construction product offering supplied by the Bryan facility, along with its added manufacturing capacity to expand market share.

Due to capacity constraints at Titan’s Bryan, Ohio, OTR tire facility, the Company is adding OTR tire capacity at its Freeport, Illinois, and Des Moines, Iowa, facilities. Titan is aligning synergies, which includes retooling, retraining personnel and redistribution of equipment at the Bryan, Freeport and Des Moines facilities. These OTR realignment costs will lower the Company’s gross profit for 2007, as labor costs that are normally dedicated to making products will be instead used for retooling, retraining and redistribution of equipment.

Higher energy, raw material and petroleum-based product costs may continue to negatively impact the Company’s margins. Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales are forecasted to remain stable to slightly higher for the remainder of 2007. The farm economy is being helped by strong commodity prices. However, the farm economy is also affected by high input costs for fuel and fertilizer. A continuing increase in the use of grain-based ethanol and soybean-based biodiesel fuel should support commodity prices and farm income levels in the long-term. The Company believes the increasing demand for biofuels may possibly result in a stronger market than is now being forecasted. The Company’s largest customer, Deere & Company, extended its long-term wheel agreement with Titan from an expiration date of October 31, 2007, to October 31, 2010. Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Sales for the earthmoving/construction market are expected to remain strong throughout 2007. Metals, oil and gas prices have declined from their 2006 highs. However, these commodity prices remain at levels that are attractive for continued investment, which will maintain support for earthmoving and mining sales. The Bryan facility produces tires for large earthmoving, construction and mining machinery, which Titan did not previously produce. Therefore, Titan’s 2007 sales in this segment are expected to remain higher than those in 2006. The Company’s OTR production realignment will allow Titan to expand production in earthmoving/construction tire sizes that are in short supply. The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations and housing starts. Many of these items are very sensitive to interest rate fluctuations.

CONSUMER MARKET OUTLOOK
Titan’s sales in the consumer market include sales to Goodyear, which fluctuate significantly based upon their future product requirements, including an off-take/mixing agreement. This agreement includes mixed stock, which is a prepared rubber compound used in tire production. The Company’s consumer market sales will fluctuate significantly related to sales volumes under the off-take/mixing agreement with Goodyear. The Company expects the remaining consumer market sales to be slightly lower in 2007 when compared to the previous year. The all-terrain vehicle (ATV) wheel and tire market is expected to offer future long-term growth opportunities for Titan. Many factors affect the consumer market including weather, competitive pricing, energy prices and consumer attitude.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

PENSIONS
The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002. These plans are described in Note 21 of the Company’s Notes to Consolidated Financial Statements in the 2006 Annual Report on Form 10-K. The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. During the first quarter of 2007, the Company contributed $0.9 million to the frozen defined benefit pension plans. In April 2007, the Company contributed 0.2 million shares of Titan common stock with an approximate value of $5 million to the pension plans. The Company anticipates making no further contributions to these plans during the remainder of 2007.

NEW ACCOUNTING STANDARDS

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

Statement of Financial Accounting Standards Number 159
In February 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the effect the adoption of this standard will have on its consolidated financial position, results of operations and cash flows.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the Company’s 2006 Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	April 26, 2007	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KENT W. HACKAMACK
Kent W. Hackamack
Vice President of Finance and Treasurer
(Principal Financial Officer)