Form 10-Q
period 2007-06-30
TITAN INTERNATIONAL INC
filed 2007-07-30
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	July 27, 2007

Common stock, no par value per share	27,312,341

TITAN INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006	1

	Consolidated Condensed Balance Sheets as of June 30, 2007, and December 31, 2006	2

	Consolidated Condensed Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2007	3

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	4

	Notes to Consolidated Condensed Financial Statements	5-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

Part II.	Other Information

Item 1.	Legal Proceedings	30

Item 4.	Submission of Matters to a Vote of Security Holders	30-31

Item 6.	Exhibits	31

	Signatures	31

PART I.  FINANCIAL INFORMATION

Item 1.                      Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$210,333	$175,194	$436,611	$357,771
Cost of sales	183,022	152,752	382,109	304,215
Gross profit	27,311	22,442	54,502	53,556
Selling, general & administrative expenses	12,683	9,493	23,967	21,774
Royalty expense	1,452	1,214	3,016	2,839
Income from operations	13,176	11,735	27,519	28,943
Interest expense	(4,430)	(3,709)	(10,179)	(7,432)
Noncash convertible debt conversion charge	0	0	(13,376)	0
Other income	1,731	1,313	1,546	2,149
Income before income taxes	10,477	9,339	5,510	23,660
Provision for income taxes	5,515	3,736	3,031	9,464
Net income	$4,962	$5,603	$2,479	$14,196

Earnings per common share:
Basic	$.18	$.28	$.10	$.72
Diluted	.18	.24	.10	.60

Average common shares outstanding:
Basic	27,213	19,695	24,031	19,639
Diluted	27,749	26,081	24,499	26,003

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	June 30,	December 31,
Assets	2007	2006
Current assets
Cash and cash equivalents	$61,524	$33,412
Accounts receivable	117,595	73,882
Inventories	135,454	154,604
Deferred income taxes	27,705	29,234
Prepaid and other current assets	17,531	18,801
Total current assets	359,809	309,933

Property, plant and equipment, net	182,678	184,616
Investment in Titan Europe Plc	62,663	65,881
Goodwill	11,702	11,702
Other assets	16,945	12,994

Total assets	$633,797	$585,126

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt	$0	$98
Accounts payable	43,543	25,884
Other current liabilities	50,680	36,942
Total current liabilities	94,223	62,924

Long-term debt	200,000	291,266
Deferred income taxes	26,798	27,924
Other long-term liabilities	12,104	15,835
Total liabilities	333,125	397,949

Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized, 30,577,356 issued)	30	30
Additional paid-in capital	304,454	258,071
Retained earnings	39,011	36,802
Treasury stock (at cost, 3,273,897 and 10,678,454 shares, respectively)	(29,787)	(96,264)
Accumulated other comprehensive loss	(13,036)	(11,462)
Total stockholders’ equity	300,672	187,177

Total liabilities and stockholders’ equity	$633,797	$585,126

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance January 1, 2007	#19,898,902	$30	$258,071	$36,802	$(96,264)	$(11,462)	$187,177

Comprehensive income:
Net income				2,479			2,479
Amortization of pension adjustments, net of tax						518	518
Unrealized loss on investment, net of tax						(2,092)	(2,092)
Comprehensive income				2,479		(1,574)	905
Dividends paid on common stock				(270)			(270)
Note conversion	6,577,200		35,240		59,049		94,289
Exercise of stock options	404,120		3,238		3,628		6,866
Issuance of treasury stock for funding contractual obligations on employee contracts	214,000		4,184		1,921		6,105
Issuance of treasury stock for pension plans	200,000		3,590		1,796		5,386
Issuance of treasury stock under 401(k) plan	9,237		131		83		214

Balance June 30, 2007	#27,303,459	$30	$304,454	$39,011	$(29,787)	$(13,036)	$300,672

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,479	$14,196
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	14,722	12,488
Deferred income tax provision	2,060	8,816
Noncash convertible debt conversion charge	13,376	0
Excess tax benefit from stock options exercised	(849)	(279)
(Increase) decrease in current assets:
Accounts receivable	(43,713)	(51,119)
Inventories	19,150	(25,203)
Prepaid and other current assets	1,270	(1,218)
Increase in current liabilities:
Accounts payable	17,659	38,245
Other current liabilities	14,660	12,446
Other, net	2,349	(1,714)
Net cash provided by operating activities	43,163	6,658

Cash flows from investing activities:
Capital expenditures, net	(11,577)	(2,967)
Other	156	36
Net cash used for investing activities	(11,421)	(2,931)

Cash flows from financing activities:
Payment on revolving credit facility, net	0	(800)
Payment on debt	(10,164)	(6,543)
Proceeds from exercise of stock options	6,017	3,131
Excess tax benefit from stock options exercised	849	279
Payment of financing fees	(313)	0
Dividends paid	(233)	(196)
Other	214	49
Net cash used for financing activities	(3,630)	(4,080)

Net increase (decrease) in cash and cash equivalents	28,112	(353)

Cash and cash equivalents at beginning of period	33,412	592

Cash and cash equivalents at end of period	$61,524	$239

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (“Titan” or the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary to present fairly the Company’s financial position as of June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006.

Accounting policies have continued without significant change and are described in the Summary of Significant Accounting Policies contained in the Company’s 2006 Annual Report on Form 10-K.  These interim financial statements have been prepared pursuant to the Securities and Exchange Commission’s rules for Form 10-Q’s and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.  Certain amounts from prior periods have been reclassified to conform to the current period financial presentation.

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

Pro forma information for the three months and six months ended is as follows (in thousands, except per share data):

	Three months ended			Six months ended
	June 30,			June 30,
	Actual	Actual	Pro forma	Actual	Actual	Pro forma
	2007	2006	2006 (a)	2007	2006	2006 (a)
Net sales	$210,333	$175,194	$210,484	$436,611	$357,771	$428,350
Net income	4,962	5,603	9,001	2,479	14,196	20,991
Diluted earnings per share	.18	.24	.37	.10	.60	.86

(a)
The unaudited pro forma financial information gives effect to the acquisition of the Continental OTR assets as if the acquisition had taken place on January 1, 2006, versus the actual acquisition date of July 31, 2006.  The pro forma information for the Bryan, Ohio, facility was derived from a carve-out of Continental’s OTR historical accounting records.

The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition of assets actually occurred on January 1, 2006, nor is it necessarily indicative of Titan’s future consolidated results of operations or financial position.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

3.  ACCOUNTS RECEIVABLE

Accounts receivable net of allowance for doubtful accounts consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Accounts receivable, net	$117,595	$73,882

The Company had net accounts receivable of $117.6 million at June 30, 2007, and $73.9 million at December 31, 2006.  These amounts are net of allowance for doubtful accounts of $5.5 million at June 30, 2007, and $4.8 million at December 31, 2006.

4.  INVENTORIES

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$49,323	$57,814
Work-in-process	18,077	16,738
Finished goods	71,980	84,863
	139,380	159,415
Reduction to LIFO basis	(3,926)	(4,811)
	$135,454	$154,604

Inventories were $135.5 million at June 30, 2007, and $154.6 million at December 31, 2006.  At June 30, 2007 and December 31, 2006, cost is determined using the first-in, first-out (FIFO) method for approximately 74% of inventories and the last-in, first-out (LIFO) method for approximately 26% of the inventories.  Included in the inventory balances were reserves for slow-moving and obsolete inventory of $3.3 million at June 30, 2007, and $3.2 million at December 31, 2006.

5.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Land and improvements	$3,088	$3,088
Buildings and improvements	78,252	78,230
Machinery and equipment	271,302	269,730
Tools, dies and molds	52,665	52,205
Construction-in-process	13,320	4,587
	418,627	407,840
Less accumulated depreciation	(235,949)	(223,224)
	$182,678	$184,616

Property, plant and equipment, net was $182.7 million at June 30, 2007, and $184.6 million at December 31, 2006.  Depreciation for the six months ended June 30, 2007 and 2006, totaled $13.4 million and $9.7 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

6.  INVESTMENT IN TITAN EUROPE PLC

Investment in unconsolidated affiliate consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Investment in Titan Europe Plc	$62,663	$65,881

The Company owns a 17.3% ownership interest in Titan Europe Plc.  In accordance with SFAS No. 115, the Company records the Titan Europe Plc investment as an available-for-sale security and reports the investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.  The Company’s investment in Titan Europe Plc was $62.7 million at June 30, 2007, and $65.9 million at December 31, 2006.  Titan Europe Plc is publicly traded on the AIM market in London, England.

7.  GOODWILL

The carrying amount of goodwill by segment consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Agricultural segment	$6,912	$6,912
Earthmoving/construction segment	3,552	3,552
Consumer segment	1,238	1,238
	$11,702	$11,702

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  No goodwill charges were recorded in the first half of 2007 or 2006.  There can be no assurance that future goodwill tests will not result in a charge to earnings.

8.  REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Senior unsecured notes	$200,000	$200,000
Senior unsecured convertible notes	0	81,200
Industrial revenue bonds and other	0	10,164
	200,000	291,364
Less: Amounts due within one year	0	98
	$200,000	$291,266

Aggregate maturities of long-term debt at June 30, 2007, were as follows (in thousands):

July 1 – December 31, 2007	$0
2008	0
2009	0
2010	0
2011	0
Thereafter	200,000
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

Revolving credit facility
The Company’s $125 million revolving credit facility with agent LaSalle Bank National Association has a 2009 termination date and is collateralized by a first priority security interest in certain assets of Titan and its domestic subsidiaries.  In February 2007, the Company amended the revolving credit facility.  The amendment extended the termination date to October 2009 (previously October 2008).  The amendment also lowered borrowing rates, which are now based on a pricing grid that varies with amount borrowed.  The borrowings under the facility bear interest at a floating rate of LIBOR plus 1% to 2% (previously 2.75%).  The amendment allows the Company the ability to request an increase from the current $125 million up to $250 million of availability.  At June 30, 2007, there were no cash borrowings on the revolver.  Outstanding letters of credit on the facility were $6.1 million at June 30, 2007.  The facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants.  The Company was in compliance with these covenants and restrictions as of June 30, 2007.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

9.  WARRANTY

The Company provides limited warranties on workmanship on its products in all market segments.  The majority of the Company’s products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year.  The Company calculates a provision for warranty expense based on past warranty experience.  The warranty amount increases in the first half of 2007 were related to the Company’s higher sales levels.  Warranty accruals are included as a component of other current liabilities on the Consolidated Condensed Balance Sheets.  Changes in the warranty liability consisted of the following (in thousands):

	2007	2006
Warranty liability, January 1	$4,688	$1,838
Provision for warranty liabilities	4,670	2,747
Warranty payments made	(3,777)	(1,814)
Warranty liability, June 30	$5,581	$2,771

10.  EMPLOYEE BENEFIT PLANS

The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002.  The Company currently sponsors four 401(k) retirement savings plans.

The components of net periodic pension cost consisted of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest cost	$941	$983	$1,882	$1,966
Expected return on assets	(1,256)	(1,168)	(2,512)	(2,336)
Amortization of unrecognized prior service cost	34	34	68	68
Amortization of unrecognized deferred taxes	(14)	(14)	(28)	(28)
Amortization of net unrecognized loss	398	462	796	924
Net periodic pension cost	$103	$297	$206	$594

During the first half of 2007, the Company contributed cash funds of approximately $1 million to the frozen defined benefit pension plans.  In addition, in April 2007 the Company contributed Titan common stock with an approximate value of $5 million to the frozen defined benefit pension plans.  The Company anticipates making no further contributions to these plans during the remainder of 2007.

11.  LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At June 30, 2007, future minimum commitments under noncancellable operating leases with initial or remaining terms of at least one year were as follows (in thousands):

July 1 – December 31, 2007	$1,310
2008	1,689
2009	1,176
2010	874
2011	527
Thereafter	0
Total future minimum lease payments	$5,576

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

12.  SEGMENT INFORMATION

The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues from external customers
Agricultural	$124,104	$116,267	$259,400	$240,694
Earthmoving/construction	72,342	29,005	147,460	60,806
Consumer	13,887	29,922	29,751	56,271
Consolidated totals	$210,333	$175,194	$436,611	$357,771

Income from operations
Agricultural	$10,058	$12,660	$18,096	$31,967
Earthmoving/construction	12,864	4,474	26,739	9,701
Consumer	982	655	1,830	1,675
Reconciling items (a)	(10,728)	(6,054)	(19,146)	(14,400)
Consolidated totals	$13,176	$11,735	$27,519	$28,943

Assets by segment were as follows (in thousands):

	June 30,	December 31,
Total assets	2007	2006
Agricultural segment	$263,060	$273,787
Earthmoving/construction segment	187,228	145,964
Consumer segment	31,542	22,678
Reconciling items (b)	151,967	142,697
Consolidated totals	$633,797	$585,126

(a)	Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment carried at the corporate level.

(b)	Represents property, plant and equipment and other corporate assets.

13.  ROYALTY EXPENSE

Royalty expense consisted of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Royalty expense	$1,452	$1,214	$3,016	$2,839

The Goodyear North American farm tire asset acquisition included a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses recorded were $1.5 million and $1.2 million for the three months ended June 30, 2007 and 2006, respectively.  Royalty expenses were $3.0 million and $2.8 million for the six months ended June 30, 2007 and 2006, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

14.  NONCASH CONVERTIBLE DEBT CONVERSION CHARGE

Noncash convertible debt conversion charge consisted of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Noncash convertible debt conversion charge	$0	$0	$13,376	$0

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

15.  OTHER INCOME

Other income consisted of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income	$687	$223	$1,205	$1,356
Dividend income – Titan Europe Plc	1,132	811	1,132	811
Debt termination expense	(13)	0	(688)	0
Other (expense) income	(75)	279	(103)	(18)
	$1,731	$1,313	$1,546	$2,149

Debt termination expense of $0.7 million related to fees and expenses for the conversion of the Company’s 5.25% senior unsecured convertible notes.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

16.  INCOME TAXES

Income tax expense consisted of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Income tax expense	$5,515	$3,736	$3,031	$9,464

The Company recorded income tax expense of $5.5 million and $3.0 million for the three and six months ended June 30, 2007, respectively, as compared to $3.7 million and $9.5 million for the three and six months ended June 30, 2006.  The Company’s effective income tax rate was 55% and 40% for the six months ended June 30, 2007 and 2006, respectively.  The Company’s income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $13.4 million noncash charge taken in connection with the Company’s convertible debt.  This noncash charge is not deductible for income tax purposes.

The Company has applied the provisions of FIN 48 for the period ending June 30, 2007.  Titan has identified its federal tax return and its Illinois state tax return as “major” tax jurisdictions.  The Company is subject to (i) federal tax examinations for periods 2003 to 2006 and (ii) Illinois state income tax examinations for years 2005 and 2006.

17.  EARNINGS PER SHARE

Earnings per share (EPS) are as follows (amounts in thousands, except per share data):

	Three months ended,
	June 30, 2007			June 30, 2006
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$4,962	27,213	$.18	$5,603	19,695	$.28
Effect of stock options	0	431		0	371
Effect of stock held in trust
for contractual obligations	0	105		0	0
Effect of convertible notes	0	0		719	6,015
Diluted EPS	$4,962	27,749	$.18	$6,322	26,081	$.24

	Six months ended,
	June 30, 2007			June 30, 2006
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$2,479	24,031	$.10	$14,196	19,639	$.72
Effect of stock options	0	415		0	349
Effect of stock held in trust
for contractual obligations	0	53		0	0
Effect of convertible notes	0	0		1,438	6,015
Diluted EPS	$2,479	24,499	$.10	$15,634	26,003	$.60

The effect of convertible notes has been excluded for the six months ended June 30, 2007, as the effect would have been antidilutive.  The weighted average share amount excluded was 2,625,000 shares.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

18.  COMPREHENSIVE INCOME

Comprehensive income for the second quarter of 2007 totaled $4.6 million, compared to $4.8 million in the second quarter of 2006.  Comprehensive income for the second quarter of 2007 included net income of $5.0 million, amortization of pension adjustments of $0.5 million and unrealized loss on investments of $(0.9) million, while comprehensive income for the second quarter of 2006 included net income of $5.6 million and unrealized loss on investments of $(0.8) million.

Comprehensive income for the six months ended June 30, 2007, was $0.9 million, compared to $16.6 million in 2006.  Comprehensive income for the six months ended June 30, 2007, included net income of $2.5 million, amortization of pension adjustments of $0.5 million and unrealized loss on investments of $(2.1) million, while comprehensive income for the six months ended June 30, 2006, included net income of $14.2 million and unrealized gain on investments of $2.4 million.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

21.  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The Company’s $200 million 8% senior unsecured notes are guaranteed by each of Titan’s current and future wholly owned domestic subsidiaries other than its immaterial subsidiaries (subsidiaries with total assets less than $250,000 and total revenues less than $250,000). The note guarantees are joint and several obligations of the guarantors. Non-guarantors consist primarily of foreign subsidiaries of the Company, which are organized outside the United States of America. The following condensed consolidating financial statements are presented using the equity method of accounting.

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended June 30, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$210,333	$0	$0	$210,333
Cost of sales	149	182,873	0	0	183,022
Gross (loss) profit	(149)	27,460	0	0	27,311
Selling, general and administrative expenses	6,015	6,624	44	0	12,683
Royalty expense	0	1,452	0	0	1,452
(Loss) income from operations	(6,164)	19,384	(44)	0	13,176
Interest expense	(4,429)	(1)	0	0	(4,430)
Intercompany interest income (expense)	5,262	(5,535)	273	0	0
Other income (expense)	608	(14)	1,137	0	1,731
(Loss) income before income taxes	(4,723)	13,834	1,366	0	10,477
(Benefit) provision for income taxes	(2,486)	7,282	719	0	5,515
Equity in earnings of subsidiaries	7,199	0	0	(7,199)	0
Net income	$4,962	$6,552	$647	$(7,199)	$4,962

	For the Three Months Ended June 30, 2006
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$175,194	$0	$0	$175,194
Cost of sales	141	152,611	0	0	152,752
Gross (loss) profit	(141)	22,583	0	0	22,442
Selling, general and administrative expenses	2,824	6,624	45	0	9,493
Royalty expense	0	1,214	0	0	1,214
(Loss) income from operations	(2,965)	14,745	(45)	0	11,735
Interest expense	(3,565)	(144)	0	0	(3,709)
Intercompany interest income (expense)	1,122	(1,348)	226	0	0
Other (expense) income	(32)	176	1,169	0	1,313
(Loss) income before income taxes	(5,440)	13,429	1,350	0	9,339
(Benefit) provision for income taxes	(2,176)	5,372	540	0	3,736
Equity in earnings of subsidiaries	8,867	0	0	(8,867)	0
Net income	$5,603	$8,057	$810	$(8,867)	$5,603

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Six Months Ended June 30, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$436,611	$0	$0	$436,611
Cost of sales	533	381,576	0	0	382,109
Gross (loss) profit	(533)	55,035	0	0	54,502
Selling, general and administrative expenses	9,521	14,327	119	0	23,967
Royalty expense	0	3,016	0	0	3,016
(Loss) income from operations	(10,054)	37,692	(119)	0	27,519
Interest expense	(10,175)	(4)	0	0	(10,179)
Intercompany interest income (expense)	6,396	(6,941)	545	0	0
Noncash convertible debt conversion charge	(13,376)	0	0	0	(13,376)
Other income	382	28	1,136	0	1,546
(Loss) income before income taxes	(26,827)	30,775	1,562	0	5,510
(Benefit) provision for income taxes	(13,538)	15,752	817	0	3,031
Equity in earnings of subsidiaries	15,768	0	0	(15,768)	0
Net income	$2,479	$15,023	$745	$(15,768)	$2,479

	For the Six Months Ended June 30, 2006
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$357,771	$0	$0	$357,771
Cost of sales	159	304,056	0	0	304,215
Gross (loss) profit	(159)	53,715	0	0	53,556
Selling, general and administrative expenses	7,650	14,033	91	0	21,774
Royalty expense	0	2,839	0	0	2,839
(Loss) income from operations	(7,809)	36,843	(91)	0	28,943
Interest expense	(7,081)	(351)	0	0	(7,432)
Intercompany interest income (expense)	2,238	(2,657)	419	0	0
Other income	659	198	1,292	0	2,149
(Loss) income before income taxes	(11,993)	34,033	1,620	0	23,660
(Benefit) provision for income taxes	(4,797)	13,612	649	0	9,464
Equity in earnings of subsidiaries	21,392	0	0	(21,392)	0
Net income	$14,196	$20,421	$971	$(21,392)	$14,196

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	June 30, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$60,037	$65	$1,422	$0	$61,524
Accounts receivable	(1,859)	119,454	0	0	117,595
Inventories	0	135,454	0	0	135,454
Prepaid and other current assets	28,623	16,613	0	0	45,236
Total current assets	86,801	271,586	1,422	0	359,809
Property, plant and equipment, net	1,530	181,148	0	0	182,678
Investment in Titan Europe Plc	22,316	0	40,347	0	62,663
Investment in subsidiaries	27,029	0	0	(27,029)	0
Other assets	12,858	15,789	0	0	28,647
Total assets	$150,534	$468,523	$41,769	$(27,029)	$633,797

Liabilities and Stockholders’ Equity
Accounts payable	$2,127	$41,416	$0	$0	$43,543
Other current liabilities	5,609	44,974	97	0	50,680
Total current liabilities	7,736	86,390	97	0	94,223
Long-term debt	200,000	0	0	0	200,000
Other long-term liabilities	32,076	6,809	17	0	38,902
Intercompany accounts	(389,950)	380,672	9,278	0	0
Stockholders’ equity	300,672	(5,348)	32,377	(27,029)	300,672
Total liabilities and stockholders’ equity	$150,534	$468,523	$41,769	$(27,029)	$633,797

	December 31, 2006
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$33,220	$69	$123	$0	$33,412
Accounts receivable	(38)	73,920	0	0	73,882
Inventories	0	154,604	0	0	154,604
Prepaid and other current assets	3,937	44,036	62	0	48,035
Total current assets	37,119	272,629	185	0	309,933
Property, plant and equipment, net	1,279	183,337	0	0	184,616
Investment in Titan Europe Plc	25,534	0	40,347	0	65,881
Investment in subsidiaries	14,517	0	0	(14,517)	0
Other assets	8,802	15,894	0	0	24,696
Total assets	$87,251	$471,860	$40,532	$(14,517)	$585,126

Liabilities and Stockholders’ Equity
Accounts payable	$1,058	$24,826	$0	$0	$25,884
Other current liabilities	3,437	33,607	(11)	7	37,040
Total current liabilities	4,495	58,433	(11)	7	62,924
Long-term debt	290,700	566	0	0	291,266
Other long-term liabilities	10,896	30,393	2,470	0	43,759
Intercompany accounts	(406,017)	398,856	7,168	(7)	0
Stockholders’ equity	187,177	(16,388)	30,905	(14,517)	187,177
Total liabilities and stockholders’ equity	$87,251	$471,860	$40,532	$(14,517)	$585,126

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Six Months Ended June 30, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$30,249	$11,615	$1,299	$43,163

Cash flows from investing activities:
Capital expenditures	(466)	(11,111)	0	(11,577)
Other, net	0	156	0	156
Net cash used for investing activities	(466)	(10,955)	0	(11,421)

Cash flows from financing activities:
Payment of debt	(9,500)	(664)	0	(10,164)
Proceeds from exercise of stock options	6,017	0	0	6,017
Excess tax benefit from stock options exercised	849	0	0	849
Other, net	(332)	0	0	(332)
Net cash used for financing activities	(2,966)	(664)	0	(3,630)

Net increase (decrease) in cash and cash equivalents	26,817	(4)	1,299	28,112
Cash and cash equivalents, beginning of period	33,220	69	123	33,412
Cash and cash equivalents, end of period	$60,037	$65	$1,422	$61,524

	For the Six Months Ended June 30, 2006
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(2,490)	$9,461	$(313)	$6,658

Cash flows from investing activities:
Capital expenditures	0	(2,967)	0	(2,967)
Other, net	0	36	0	36
Net cash used for investing activities	0	(2,931)	0	(2,931)

Cash flows from financing activities:
Payment of debt	0	(6,543)	0	(6,543)
Payments on revolving credit facility, net	(800)	0	0	(800)
Proceeds from exercise of stock options	3,131	0	0	3,131
Other, net	132	0	0	132
Net cash provided by (used for) financing activities	2,463	(6,543)	0	(4,080)

Net decrease in cash and cash equivalents	(27)	(13)	(313)	(353)
Cash and cash equivalents, beginning of period	59	49	484	592
Cash and cash equivalents, end of period	$32	$36	$171	$239

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

Actual results could differ materially from these forward-looking statements as a result of certain factors, including:

•	Changes in the Company’s end-user markets as a result of world economic or regulatory influences

•	Changes in the marketplace, including new products and pricing changes by the Company’s competitors

•	Availability and price of raw materials

•	Levels of operating efficiencies

•	Actions of domestic and foreign governments

•	Results of investments

•	Fluctuations in currency translations

•	Ability to secure financing at reasonable terms

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

The Company recorded sales of $210.3 million for the second quarter of 2007, which were 20% higher than the second quarter 2006 sales of $175.2 million.  The significantly higher sales level was attributed to the expanded earthmoving, construction and mining product offering of Continental & General branded off-the-road (OTR) tires.  These product offerings came with the added manufacturing capacity from the Bryan OTR facility, which was acquired on July 31, 2006.

Income from operations was $13.2 million for the second quarter of 2007 as compared to $11.7 million in 2006.  Titan’s net income was $5.0 million for the second quarter of 2007, compared to net income of $5.6 million in 2006.  Basic earnings per share were $.18 in the second quarter of 2007, compared to $.28 in 2006.

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

The Continental OTR acquisition expanded Titan’s product offering into larger earthmoving, construction and mining tires and added the manufacturing capacity of the Bryan facility.   The productivity obtained at the Bryan facility is meeting Titan’s current expectations.  The Bryan facility achieved a manufacturing output of approximately $31 million and $60 million in the three and six months ended June 30, 2007, respectively.

OTR PRODUCTION REALIGNMENT
Due to capacity constraints at Titan’s Bryan, Ohio, OTR tire facility, the Company is adding OTR tire capacity at its Freeport, Illinois, and Des Moines, Iowa, facilities.  Titan is aligning synergies, which includes retooling, retraining personnel and redistribution of equipment at the Bryan, Freeport and Des Moines facilities.  These OTR realignment costs lowered the Company’s gross profit for the three and six months ended June 30, 2007, as labor costs that are normally dedicated to making products were instead used for retooling, retraining and redistribution of equipment.

GIANT OTR MINING TIRES
In May 2007, Titan’s Board of Directors approved funding for the Company to increase giant OTR mining tire production capacity to include 57-inch and 63-inch giant radial tires.  This funding should allow Titan to produce up to an estimated 6,000 giant radial tires a year.  Titan estimates this may increase sales as much as $240 million.  The Company currently plans to be in start-up production of these giant mining tires by the end of the second quarter of 2008.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Impairment of Goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  The Company had goodwill of $11.7 million at June 30, 2007.  Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment.  Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

Valuation of Investment Accounted for as Available-for-Sale Security
The Company has an investment in Titan Europe Plc of $62.7 million as of June 30, 2007, representing a 17.3% ownership position.  Titan Europe Plc is publicly traded on the AIM market in London, England.  This investment is recorded as “Investment in Titan Europe Plc” on the consolidated balance sheet.  In accordance with SFAS No. 115, the Company records the Titan Europe Plc investment as an available-for-sale security and reports this investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.  Should the fair value decline below the cost basis, the Company would be required to determine if this decline is other than temporary.  If the decline in fair value were judged to be other than temporary, an impairment charge would be recorded.  Should unforeseen events occur or investment trends change significantly, impairment losses could occur.  Declared dividends on this investment are recorded in income as a component of other income.

Income taxes
Deferred income tax provisions are determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax basis of assets and liabilities.  The Company assesses the realizability of its deferred tax asset positions in accordance with SFAS No. 109.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002.  During the first half of 2007, the Company contributed cash funds of approximately $1 million to its frozen pension plans. In addition, in April 2007 the Company contributed Titan common stock with an approximate value of $5 million to the frozen pension plans.  The Company anticipates making no further contributions to these plans during the remainder of 2007.  For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 21 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2006.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table and discussions provide highlights for the three and six months ended June 30, 2007, compared to 2006 (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$210,333	$175,194	$436,611	$357,771
Cost of sales	183,022	152,752	382,109	304,215
Gross profit	27,311	22,442	54,502	53,556
Gross profit margin	13.0%	12.8%	12.5%	15.0%

Net Sales
Net sales for the quarter ended June 30, 2007, were $210.3 million, compared to $175.2 million in 2006.  Net sales for the six months ended June 30, 2007, were $436.6 million, compared to 2006 net sales of $357.8 million.  The large sales improvement of $35.1 million, or 20% for the quarter ended June 30, 2007, and $78.8 million, or 22% for the six months ended June 30, 2007, was primarily attributed to the expanded earthmoving, construction and mining product offering of Continental and General branded off-the-road (OTR) tires, along with added manufacturing capacity from the Bryan, Ohio, facility, which was acquired on July 31, 2006.

Cost of Sales and Gross Profit
Cost of sales were $183.0 million and $152.8 million for the three months ended June 30, 2007 and 2006, respectively.  Cost of sales were $382.1 million for the six months ended June 30, 2007, compared to $304.2 million in 2006.  The large increase in cost of sales resulted from the net sales increase and the cost of products produced at the Bryan facility.

Gross profit for the second quarter of 2007 was $27.3 million or 13.0% of net sales, compared to $22.4 million or 12.8% of net sales for the second quarter of 2006.  Gross profit for the six months ended June 30, 2007, was $54.5 million or 12.5% of net sales, compared to $53.6 million or 15.0% of net sales.  Due to capacity constraints at the Bryan OTR tire facility, the Company is adding OTR tire capacity at its Freeport, Illinois, and Des Moines, Iowa, tire facilities.  Titan is aligning synergies, which includes retooling, retraining personnel and redistribution of equipment at the Bryan, Freeport and Des Moines facilities.

The OTR realignment costs lowered the Company’s gross profit for the three and six months ended June 30, 2007, as labor costs that are normally dedicated to making products were instead used for retooling, retraining and redistribution of equipment.  The Company estimates realignment costs to be approximately $4 million to $5 million for the three months ended June 30, 2007, and approximately $9 million to $12 million for the six months ended June 30, 2007.

Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Selling, general and administrative	$12,683	$9,493	$23,967	$21,774
Percentage of net sales	6.0%	5.4%	5.5%	6.1%

Selling, general and administrative (SG&A) expenses for the second quarter of 2007 were $12.7 million or 6.0% of net sales, compared to $9.5 million or 5.4% of net sales for 2006.  The higher SG&A costs of approximately $3 million for the second quarter relates to additional selling and compensation expenses, including approximately $2 million for the CEO’s special performance award.  Expenses for SG&A for the six months ended June 30, 2007, were $24.0 million or 5.5% of net sales, compared to $21.8 million or 6.1% of net sales in 2006.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Royalty Expense
Royalty expense was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Royalty expense	$1,452	$1,214	$3,016	$2,839

The Goodyear North American farm tire asset acquisition included a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses recorded were $1.5 million and $1.2 million for the three months ended June 30, 2007 and 2006, respectively.  Year-to-date royalty expenses recorded were $3.0 million and $2.8 million for the six months ended June 30, 2007 and 2006, respectively.

Income from Operations
Income from operations was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Income from operations	$13,176	$11,735	$27,519	$28,943
Percentage of net sales	6.3%	6.7%	6.3%	8.1%

Income from operations for the second quarter of 2007 was $13.2 million, or 6.3%, of net sales, compared to $11.7 million, or 6.7%, in 2006.  Income from operations for the six months ended June 30, 2007, was $27.5 million, or 6.3%, of net sales, compared to $28.9 million, or 8.1%, in 2006.  Income from operations was affected by the items previously discussed in the cost of sales, administrative and royalty line items.

Interest Expense
Interest expense was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest expense	$4,430	$3,709	$10,179	$7,432

Interest expense was $4.4 million and $3.7 million for the three months ended June 30, 2007 and 2006, respectively.  The increase in interest for the quarter ended June 30, 2007, as compared to 2006, was primarily the result of higher interest rates.  Year-to-date interest expense was $10.2 and $7.4 million for the six months ended June 30, 2007 and 2006, respectively.  The increase in interest for the six months ended June 30, 2007, as compared to 2006, was primarily the result of a higher debt balances.

Noncash Convertible Debt Conversion Charge
Noncash convertible debt conversion charge was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Noncash debt conversion charge	$0	$0	$13,376	$0

In March 2007, the Company converted $81,200,000 of 5.25% senior convertible notes into 6,577,200 shares of Titan common stock.  Titan recognized a noncash charge of $13.4 million in connection with this exchange in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt.”

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Other Income
Other income was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Other income	$1,731	$1,313	$1,546	$2,149

Other income was $1.7 million and $1.3 million for the three months ended June 30, 2007 and 2006, respectively.  Year-to-date other income was $1.5 million for 2007 as compared to $2.1 million in 2006.  Interest income included in other income was $0.7 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively.  For the six months ended June 30, interest income included in other income was $1.2 million in 2007 as compared to $1.4 million in 2006.  In addition, dividend income of $1.1 million and $0.8 million from the Titan Europe Plc investment was recorded in the second quarter of 2007 and 2006, respectively.

Income Taxes
The Company recorded income tax expense of $5.5 million for the three months ended June 30, 2007, as compared to $3.7 million in 2006.  Income tax expense for the six months ended June 30, 2007 and 2006, was $3.0 million and $9.5 million, respectively.  The Company’s effective income tax rate was 55% and 40% for the six months ended June 30, 2007 and 2006, respectively.  The Company’s income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $13.4 million noncash charge taken in connection with the Company’s convertible debt.  This noncash charge is not deductible for income tax purposes.

Net Income
Net income was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$4,962	$5,603	$2,479	$14,196

Net income for the three months ended June 30, 2007, was $5.0 million, compared to $5.6 million in 2006.  Net income for the six months ended June 30, 2007 and 2006, was $2.5 million and $14.2 million, respectively.  For the three months ended June 30, 2007 and 2006, basic earnings per share were $.18 and $.28, respectively, and diluted earnings per share were $.18 and $.24, respectively.  For the six months ended June 30, 2007 and 2006, basic earnings per share were $.10 and $.72, respectively, and diluted earnings per share were $.10 and $.60, respectively. The Company’s net income and earnings per share decreased due to the items detailed above and primarily as the result of the noncash convertible debt conversion charge.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$124,104	$116,267	$259,400	$240,694
Income from operations	10,058	12,660	18,096	31,967

Net sales in the agricultural market were $124.1 million and $259.4 million for the three and six months ended June 30, 2007, respectively, as compared to $116.3 million and $240.7 million in 2006.  Income from operations in the agricultural market was $10.1 million and $18.1 million for the three and six months ended June 30, 2007, respectively, as compared to $12.7 million and $32.0 million in 2006.  The decrease in income from operations in the agricultural market was primarily attributed to the OTR realignment costs and related disruptions to production in the agricultural segment.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Earthmoving/Construction Segment Results
Earthmoving/Construction segment results were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$72,342	$29,005	$147,460	$60,806
Income from operations	12,864	4,474	26,739	9,701

The Company’s earthmoving/construction market net sales were $72.3 million and $147.5 million for the three and six months ended June 30, 2007, respectively, as compared to $29.0 million and $60.8 million for 2006.  The expanded product offering of the Continental and General brands for OTR tires, along with added manufacturing capacity from the Bryan, Ohio, facility accounted for the higher sales levels in the earthmoving/construction market in 2007.

Income from operations in the earthmoving/construction market was $12.9 million and $26.7 million for the three and six months ended June 30, 2007, respectively, as compared to $4.5 million and $9.7 million in 2006.  The Bryan facility produces OTR tires for earthmoving, construction and mining machinery in sizes larger than the Company was able to produce before this facility was acquired on July 31, 2006.  The increase in income from operations in the earthmoving/ construction segment is the result of margins realized on these larger earthmoving, construction and mining tires and additional OTR capacity.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$13,887	$29,922	$29,751	$56,271
Income from operations	982	655	1,830	1,675

Consumer market net sales were $13.9 million and $29.8 million for the three and six months ended June 30, 2007, respectively, as compared to $29.9 million and $56.3 million for 2006.  The Goodyear farm tire acquisition agreement included an off-take/mixing agreement for certain product sales to Goodyear.  The decrease in consumer market sales is primarily related to a reduction in sales to The Goodyear Tire & Rubber Company of approximately $12 million and $18 million for the three and six months ended June 30, 2007, as compared to 2006.  Consumer market income from operations was $1.0 million and $1.8 million for the three and six months ended June 30, 2007, respectively, as compared to $0.7 million and $1.7 million in 2006.

Corporate Expenses
Income from operations on a segment basis does not include corporate expenses or depreciation expense related to property, plant and equipment carried at the corporate level totaling $10.7 million and $19.1 million for the three and six months ended June 30, 2007, respectively, as compared to $6.1 million and $14.4 million for comparable periods in 2006.   Approximately $3 million of the higher corporate expenses in the second quarter and approximately $4 million in the six months ended June 30, 2007, relates to additional selling and administrative compensation expenses.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of June 30, 2007, the Company had $61.5 million of cash balances within various bank accounts.  This cash balance increased by $28.1 million from December 31, 2006, due to the cash flow items discussed in the following paragraphs.

Operating cash flows
In the first six months of 2007, operating activities provided cash of $43.2 million.  This cash was primarily provided by net income of $2.5 million, increases of $17.7 million in accounts payable and $14.7 million in other current liabilities, along with a decrease of $19.2 million in inventories.  Included as a reduction to net income were noncash charges of $13.4 million for a debt conversion charge and $14.7 million for depreciation and amortization.  Positive cash flows were offset by an increase in accounts receivable of $43.7 million.

In comparison, for the first six months of 2006, positive cash flows from operating activities of $6.7 million resulted primarily from net income of $14.2 million and increases in accounts payable and other current liabilities of $38.2 million and $12.4 million, respectively.  Included as a reduction to net income were noncash charges for depreciation and amortization of $12.5 million.  Positive cash inflows were offset by accounts receivable and inventory increases of $51.1 million and $25.2 million, respectively.

Investing cash flows
The Company invested $11.6 million in capital expenditures in the first six months of 2007, compared to $3.0 million in the first six months of 2006.  Of the $11.6 million of capital expenditures in 2007, approximately $3 million of this amount relates to the Company’s giant OTR mining tire project.  The remaining expenditures represent various equipment purchases and improvements to enhance production capabilities.

Financing cash flows
In the six months ended June 30, 2007, $3.6 million of cash was used for financing activities.  This cash use resulted primarily from debt payment of $10.2 million, offset by $6.0 million in proceeds from the exercise of stock options.

In comparison, in the first six months of 2006, cash of $4.1 million was used for financing activities.  This cash use was primarily the result of net debt payment of $7.3 million, offset by $3.1 million in proceeds from the exercise of stock options.

Debt Covenants
The Company’s revolving credit facility contains various covenants and restrictions.  The major financial covenants in this agreement require that:

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The Company is in compliance with these covenants and restrictions as of June 30, 2007.  The collateral coverage was calculated to be 69.5 times the outstanding revolver balance at June 30, 2007.

The fixed charge coverage ratio did not apply for the quarter ended June 30, 2007.  The credit facility usage was $6.1 million at June 30, 2007, consisting exclusively of letters of credit of $6.1 million with no cash borrowings on the facility.

Other Issues
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.  Historically, the Company has tended to experience higher sales demand in the first and second quarters of the year.

Liquidity Outlook
At June 30, 2007, the Company had cash and cash equivalents of $61.5 million and $118.9 million of unused availability under the terms of its revolving credit facility.  The availability under the Company’s $125 million revolving credit facility is reduced by $6.1 million for outstanding letters of credit.  The Company has a net operating loss carryforward of approximately $30 million, expiring primarily in 2023, which is expected to reduce the Company’s income tax payments in the future.

On May 17, 2007, Titan’s Board of Directors approved funding for the Company to increase giant OTR mining tire production capacity to include 57-inch and 63-inch giant radial tires (the “OTR Project”).  The Company estimates that current commitments related to the OTR Project at this time are approximately $30 million.  Additional capital expenditure commitments will be incurred through 2008 as the OTR Project moves to completion.  The final cost of these additional OTR capital items have not been finalized at this time.  The Company currently anticipates that cash on hand and anticipated internal cash flows from operations will allow the Company sufficient funds for completion of the OTR Project.  In addition to the OTR Project, the Company estimates that its capital expenditures for other projects for the remainder of 2007 will be approximately $9 million.

Cash on hand and anticipated internal cash flows from operations are expected to provide sufficient liquidity for working capital needs and capital expenditures including the OTR Project.  The Company has a $125 million revolving credit facility that may be increased to $250 million and currently there are no cash borrowings on the facility.  If the Company were to exhaust the availability on this facility or were not to meet the financial covenants and conditions of its loan agreements, the Company’s ability to secure additional funding may be limited.

MARKET CONDITIONS AND OUTLOOK
On July 31, 2006, Titan Tire Corporation of Bryan, a subsidiary of the Company, acquired the OTR tire facility of Continental Tire North America, Inc. in Bryan, Ohio.  The Bryan facility produces tires for earthmoving, construction and mining equipment in larger sizes than Titan previously produced.  Titan is using the expanded earthmoving/construction product offering supplied by the Bryan facility, along with its added manufacturing capacity, to expand market share.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales are forecasted to remain stable to slightly higher for the remainder of 2007.  The farm economy is being helped by strong commodity prices.  However, the farm economy is also affected by high input costs for fuel and fertilizer.  A continuing increase in the use of grain-based ethanol and soybean-based biodiesel fuel should support commodity prices and farm income levels in the long-term.  The Company believes the increasing demand for biofuels may possibly result in a stronger market than is now being forecasted.  The Company’s largest customer, Deere & Company, has extended its long-term wheel agreement with Titan to an expiration date of October 2010.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Sales for the earthmoving/construction market are expected to remain strong throughout 2007.  Metals, oil and gas prices have remained near their 2006 highs.  Therefore, these commodity prices remain at levels that are attractive for continued investment, which will maintain support for earthmoving and mining sales.  The Bryan facility produces OTR tires for large earthmoving, construction and mining machinery, which Titan did not previously produce.  Therefore, Titan’s 2007 sales in this segment are expected to remain higher than those in 2006.   The Company’s OTR production realignment will allow Titan to expand production in earthmoving/construction tire sizes that are in short supply.  The earthmoving/ construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations and housing starts.  Many of these items are very sensitive to interest rate fluctuations.

CONSUMER MARKET OUTLOOK
Titan’s sales in the consumer market include sales to Goodyear, which fluctuate significantly based upon their future product requirements, including an off-take/mixing agreement.  This agreement includes mixed stock, which is a prepared rubber compound used in tire production.  The Company’s consumer market sales may fluctuate significantly related to sales volumes under the off-take/mixing agreement with Goodyear.  The Company expects the remaining consumer market sales to be slightly lower in 2007 when compared to the previous year.  The all-terrain vehicle (ATV) wheel and tire market is expected to offer future long-term growth opportunities for Titan.  However, at this time, Titan’s focus is on OTR production, as previously discussed.  Many factors affect the consumer market including weather, competitive pricing, energy prices and consumer attitude.

PENSIONS
The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002.  These plans are described in Note 21 of the Company’s Notes to Consolidated Financial Statements in the 2006 Annual Report on Form 10-K.  The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors.  Certain of these assumptions are determined with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends.  These assumptions are reviewed on a regular basis and revised when appropriate.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations.  During the first quarter of 2007, the Company contributed cash funds of approximately $1 million to the frozen defined benefit pension plans.  In addition, in April 2007 the Company contributed 0.2 million shares of Titan common stock with an approximate value of $5 million to the frozen pension plans.  The Company anticipates making no further contributions to these plans during the remainder of 2007.

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

Item 4.                      Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 17, 2007, for the purposes of:

•	Electing Edward J. Campbell and Maurice M. Taylor Jr. as directors to serve for three-year terms.

•	Amending the Company’s Bylaws to increase the number of Board of Director positions of the Company to nine director positions.

•	Electing J. Michael A. Akers as a director, contingent upon approval of the amendment to the Company’s Bylaws.

•	Ratifying the appointment of the independent registered public accounting firm for 2007.

Edward J. Campbell and Maurice M. Taylor Jr. were elected as directors with the following vote:

	Shares	Shares
	Voted For	Withheld
Edward J. Campbell	16,450,895	638,349
Maurice M. Taylor Jr.	16,591,867	497,377

The following were directors at the time of the annual meeting and continue serving their term as Titan directors:
Erwin H. Billig, Richard M. Cashin Jr., Albert J. Febbo, Mitchell I. Quain and Anthony L. Soave.

        TITAN INTERNATIONAL, INC.

PART II. OTHER INFORMATION

The amendment to the Company Bylaws to increase the number of Board of Director positions was approved by the following vote:

	Shares	Shares	Shares	Non-
	Voted For	Against	Abstaining	Votes
Amend Bylaws	17,000,062	45,062	44,118	2

J. Michael A. Akers was elected as director contingent upon amendment to bylaws with the following vote:

	Shares	Shares
	Voted For	Withheld
J. Michael A. Akers	16,773,500	315,744

The appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm was ratified by the following vote:

	Shares	Shares	Shares
	Voted For	Against	Abstaining
PricewaterhouseCoopers LLP	16,969,290	76,322	43,632

Item 6.                      Exhibits

(a)	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	July 30, 2007	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ KENT W. HACKAMACK
Kent W. Hackamack
Vice President of Finance and Treasurer
(Principal Financial Officer)