Form 10-Q
period 2007-09-30
TITAN INTERNATIONAL INC
filed 2007-10-29
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	October 26, 2007

Common stock, no par value per share	27,339,301

TITAN INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006	1

	Consolidated Condensed Balance Sheets as of September 30, 2007, and December 31, 2006	2

	Consolidated Condensed Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2007	3

	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	4

	Notes to Consolidated Condensed Financial Statements	5-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

Part II.	Other Information

Item 1.	Legal Proceedings	31

Item 6.	Exhibits	31

	Signatures	32

PART I.  FINANCIAL INFORMATION

Item 1.                      Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$195,472	$156,120	$632,083	$513,891
Cost of sales	177,178	139,040	559,287	443,255
Gross profit	18,294	17,080	72,796	70,636
Selling, general & administrative expenses	14,123	11,260	38,090	33,034
Royalty expense	1,474	1,113	4,490	3,952
Income from operations	2,697	4,707	30,216	33,650
Interest expense	(4,472)	(4,565)	(14,651)	(11,997)
Noncash convertible debt conversion charge	0	0	(13,376)	0
Other income	975	671	2,521	2,820
(Loss) income before income taxes	(800)	813	4,710	24,473
Provision for income taxes	78	325	3,109	9,789
Net (loss) income	$(878)	$488	$1,601	$14,684
Earnings per common share:
Basic	$(.03)	$.02	$.06	$.75
Diluted	(.03)	.02	.06	.65
Average common shares outstanding:
Basic	27,311	19,731	25,137	19,670
Diluted	27,311	20,060	25,591	26,027

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	September 30,	December 31,
Assets	2007	2006
Current assets
Cash and cash equivalents	$55,337	$33,412
Accounts receivable	117,459	73,882
Inventories	132,553	154,604
Deferred income taxes	27,699	29,234
Prepaid and other current assets	20,684	18,801
Total current assets	353,732	309,933

Property, plant and equipment, net	185,490	184,616
Investment in Titan Europe Plc	63,140	65,881
Goodwill	11,702	11,702
Other assets	16,598	12,994

Total assets	$630,662	$585,126

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt	$0	$98
Accounts payable	54,646	25,884
Other current liabilities	36,858	36,942
Total current liabilities	91,504	62,924

Long-term debt	200,000	291,266
Deferred income taxes	25,650	27,924
Other long-term liabilities	13,068	15,835
Total liabilities	330,222	397,949

Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized, 30,577,356 issued)	30	30
Additional paid-in capital	304,588	258,071
Retained earnings	37,996	36,802
Treasury stock (at cost, 3,265,015 and 10,678,454 shares, respectively)	(29,707)	(96,264)
Accumulated other comprehensive loss	(12,467)	(11,462)
Total stockholders’ equity	300,440	187,177

Total liabilities and stockholders’ equity	$630,662	$585,126

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance January 1, 2007	#19,898,902	$30	$258,071	$36,802	$(96,264)	$(11,462)	$187,177

Comprehensive income:
Net income				1,601			1,601
Amortization of pension adjustments, net of tax						777	777
Unrealized loss on investment, net of tax						(1,782)	(1,782)
Comprehensive income				1,601		(1,005)	596
Dividends paid on common stock				(407)			(407)
Note conversion	6,577,200		35,240		59,049		94,289
Exercise of stock options	409,120		3,279		3,673		6,952
Issuance of treasury stock for funding contractual obligations on employee contracts	214,000		4,184		1,921		6,105
Issuance of treasury stock for pension plans	200,000		3,590		1,796		5,386
Issuance of treasury stock under 401(k) plan	13,119		224		118		342

Balance September 30, 2007	#27,312,341	$30	$304,588	$37,996	$(29,707)	$(12,467)	$300,440

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,601	$14,684
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	21,467	19,460
Deferred income tax provision	1,907	8,745
Noncash convertible debt conversion charge	13,376	0
Excess tax benefit from stock options exercised	(849)	(379)
Issuance of treasury stock under 401(k) plan	342	161
(Increase) decrease in current assets:
Accounts receivable	(43,577)	(50,314)
Inventories	22,051	(38,390)
Prepaid and other current assets	(1,883)	(3,016)
Increase in current liabilities:
Accounts payable	28,762	25,145
Other current liabilities	9,737	15,739
Other, net	2,201	(5,036)
Net cash provided by (used for) operating activities	55,135	(13,201)

Cash flows from investing activities:
Capital expenditures	(20,869)	(4,844)
Acquisition off-the-road (OTR) assets	(8,900)	(44,000)
Other	453	36
Net cash used for investing activities	(29,316)	(48,808)

Cash flows from financing activities:
Proceeds on revolving credit facility, net	0	68,200
Payment on debt	(10,164)	(9,814)
Proceeds from exercise of stock options	6,103	3,453
Excess tax benefit from stock options exercised	849	379
Payment of financing fees	(313)	(225)
Dividends paid	(369)	(295)
Net cash (used for) provided by financing activities	(3,894)	61,698

Net increase (decrease) in cash and cash equivalents	21,925	(311)

Cash and cash equivalents at beginning of period	33,412	592

Cash and cash equivalents at end of period	$55,337	$281

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (“Titan” or the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary to present fairly the Company’s financial position as of September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006.

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

2.  ACQUISITION OF CONTINENTAL’S OTR ASSETS

On July 31, 2006, Titan Tire Corporation of Bryan, a subsidiary of Titan International, Inc., acquired the off-the-road (OTR) tire assets of Continental Tire North America, Inc. (Continental) in Bryan, Ohio.  Titan Tire Corporation of Bryan purchased the assets of Continental’s OTR tire facility for approximately $53 million in cash proceeds.  Titan paid approximately $44 million at closing and the remaining amount due of approximately $9 million in the third quarter of 2007.  The assets purchased included Continental’s OTR plant, property and equipment located in Bryan, Ohio, inventory and other current assets.  The acquisition included an agreement with Continental to use the Continental and General trademarks on OTR tires.  As of August 1, 2007, Titan discontinued the Continental brand and is now concentrating on building market share with Titan and General branded OTR tires.  In addition, the Company recorded intangibles related to the acquisition as noncurrent assets and assumed warranty liabilities.  This acquisition expanded Titan’s product offering into larger earthmoving, construction and mining tires and added the manufacturing capacity of the Bryan facility.

Pro forma information for the three months and nine months ended is as follows (in thousands, except per share data):

	Three months ended			Nine months ended
	September 30,			September 30,
	Actual	Actual	Pro forma	Actual	Actual	Pro forma
	2007	2006	2006 (a)	2007	2006	2006 (a)
Net sales	$195,472	$156,120	$167,883	$632,083	$513,891	$596,233
Net (loss) income	(878)	488	1,620	1,601	14,684	22,611
Diluted earnings per share	(.03)	.02	.08	.06	.65	.95

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

3.  ACCOUNTS RECEIVABLE

Accounts receivable net of allowance for doubtful accounts consisted of the following (in thousands):
	September 30,	December 31,
	2007	2006
Accounts receivable, net	$117,459	$73,882

The Company had net accounts receivable of $117.5 million at September 30, 2007, and $73.9 million at December 31, 2006.  These amounts are net of allowance for doubtful accounts of $5.7 million at September 30, 2007, and $4.8 million at December 31, 2006.

4.  INVENTORIES

Inventories consisted of the following (in thousands):
	September 30,	December 31,
	2007	2006
Raw materials	$48,855	$57,814
Work-in-process	20,309	16,738
Finished goods	67,468	84,863
	136,632	159,415
Reduction to LIFO basis	(4,079)	(4,811)
	$132,553	$154,604

Inventories were $132.6 million at September 30, 2007, and $154.6 million at December 31, 2006.  At September 30, 2007, cost is determined using the first-in, first-out (FIFO) method for approximately 70% of inventories and the last-in, first-out (LIFO) method for approximately 30% of the inventories.  At December 31, 2006, the FIFO method was used for approximately 74% of inventories LIFO was used for approximately 26% of the inventories.  Included in the inventory balances were reserves for slow-moving and obsolete inventory of $3.0 million at September 30, 2007, and $3.2 million at December 31, 2006.

5.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (in thousands):
	September 30,	December 31,
	2007	2006
Land and improvements	$3,088	$3,088
Buildings and improvements	78,258	78,230
Machinery and equipment	272,360	269,730
Tools, dies and molds	53,078	52,205
Construction-in-process	20,005	4,587
	426,789	407,840
Less accumulated depreciation	(241,299)	(223,224)
	$185,490	$184,616

Property, plant and equipment, net was $185.5 million at September 30, 2007, and $184.6 million at December 31, 2006.  Depreciation for the nine months ended September 30, 2007 and 2006, totaled $19.5 million and $17.6 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

6.  INVESTMENT IN TITAN EUROPE PLC

Investment in unconsolidated affiliate consisted of the following (in thousands):
	September 30,	December 31,
	2007	2006
Investment in Titan Europe Plc	$63,140	$65,881

The Company owns a 17.3% ownership interest in Titan Europe Plc.  In accordance with SFAS No. 115, the Company records the Titan Europe Plc investment as an available-for-sale security and reports the investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.  The Company’s investment in Titan Europe Plc was $63.1 million at September 30, 2007, and $65.9 million at December 31, 2006.  Titan Europe Plc is publicly traded on the AIM market in London, England.

7.  GOODWILL

The carrying amount of goodwill by segment consisted of the following (in thousands):
	September 30,	December 31,
	2007	2006
Agricultural segment	$6,912	$6,912
Earthmoving/construction segment	3,552	3,552
Consumer segment	1,238	1,238
	$11,702	$11,702

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  No goodwill charges were recorded in the first nine months of 2007 or 2006.  There can be no assurance that future goodwill tests will not result in a charge to earnings.

8.  REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):
	September 30,	December 31,
	2007	2006
Senior unsecured notes	$200,000	$200,000
Senior unsecured convertible notes	0	81,200
Industrial revenue bonds and other	0	10,164
	200,000	291,364
Less: Amounts due within one year	0	98
	$200,000	$291,266

Aggregate maturities of long-term debt at September 30, 2007, were as follows (in thousands):

October 1 – December 31, 2007	$0
2008	0
2009	0
2010	0
2011	0
Thereafter	200,000
$200,000

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Senior unsecured notes
In December 2006, the Company closed its offering of $200 million 8% senior unsecured notes.  The notes were sold at par and are due January 2012.  Titan used the net proceeds from this offering to repay outstanding existing debt, excluding the 5.25% senior unsecured convertible notes, and for general corporate purposes.

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

At September 30, 2007, there were no cash borrowings on the revolver.  Outstanding letters of credit on the facility were $6.1 million at September 30, 2007, leaving $118.9 million of unused availability on the revolving credit facility.  The facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants.  The Company was in compliance with these covenants and restrictions as of September 30, 2007.

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

The registration statement relating to the shares of common stock to be offered was declared effective February 2007.  In March 2007, the Company announced 100% acceptance of the conversion offer and the $81.2 million of accepted notes were converted into 6,577,200 shares of Titan common stock.  Titan recognized a noncash charge of $13.4 million in connection with this exchange in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt.”

Industrial revenue bonds and other
Other debt primarily consisted of industrial revenue bonds, loans from local and state entities, and other long-term notes.  All industrial revenue bonds and other debt were fully paid off in the first quarter of 2007.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

9.  WARRANTY

The Company provides limited warranties on workmanship on its products in all market segments.  The majority of the Company’s products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year.  The Company calculates a provision for warranty expense based on past warranty experience.  The warranty amount increases in the first nine months of 2007 were related to the Company’s higher sales levels.  Warranty accruals are included as a component of other current liabilities on the Consolidated Condensed Balance Sheets.  Changes in the warranty liability consisted of the following (in thousands):

	2007	2006
Warranty liability, January 1	$4,688	$1,838
Provision for and assumption of warranty liabilities	5,803	4,851
Warranty payments made	(4,756)	(2,759)
Warranty liability, September 30	$5,735	$3,930

10.  EMPLOYEE BENEFIT PLANS

The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002.  The Company currently sponsors five 401(k) retirement savings plans.

The components of net periodic pension cost consisted of the following (in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest cost	$941	$983	$2,823	$2,949
Expected return on assets	(1,256)	(1,168)	(3,768)	(3,504)
Amortization of unrecognized prior service cost	34	34	102	102
Amortization of unrecognized deferred taxes	(14)	(14)	(42)	(42)
Amortization of net unrecognized loss	398	462	1,194	1,386
Net periodic pension cost	$103	$297	$309	$891

During the first nine months of 2007, the Company contributed cash funds of approximately $1 million to the frozen defined benefit pension plans.  In addition, in April 2007 the Company contributed Titan common stock with an approximate value of $5 million to the frozen defined benefit pension plans.  The Company anticipates making no further contributions to these plans during the remainder of 2007.

11.  LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At September 30, 2007, future minimum commitments under noncancellable operating leases with initial or remaining terms of at least one year were as follows (in thousands):

October 1 – December 31, 2007	$661
2008	1,605
2009	1,176
2010	874
2011	527
Thereafter	0
Total future minimum lease payments	$4,843

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

12.  SEGMENT INFORMATION

The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues from external customers
Agricultural	$118,530	$89,014	$377,930	$329,708
Earthmoving/construction	69,431	56,683	216,891	117,489
Consumer	7,511	10,423	37,262	66,694
Consolidated totals	$195,472	$156,120	$632,083	$513,891

Income from operations
Agricultural	$4,242	$2,445	$22,338	$34,412
Earthmoving/construction	8,955	8,643	35,694	18,344
Consumer	371	401	2,201	2,076
Reconciling items (a)	(10,871)	(6,782)	(30,017)	(21,182)
Consolidated totals	$2,697	$4,707	$30,216	$33,650

Assets by segment were as follows (in thousands):
	September 30,	December 31,
Total assets	2007	2006
Agricultural segment	$267,079	$273,787
Earthmoving/construction segment	193,978	145,964
Consumer segment	21,155	22,678
Reconciling items (b)	148,450	142,697
Consolidated totals	$630,662	$585,126

(a)	Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment carried at the corporate level.

(b)	Represents property, plant and equipment and other corporate assets.

13.  ROYALTY EXPENSE

Royalty expense consisted of the following (in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Royalty expense	$1,474	$1,113	$4,490	$3,952

The Goodyear North American farm tire asset acquisition included a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses recorded were $1.5 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively.  Royalty expenses were $4.5 million and $4.0 million for the nine months ended September 30, 2007 and 2006, respectively.

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

Prior to the Offer, each $1,000 principal amount of notes was convertible into 74.0741 shares of common stock, which was equivalent to a conversion price of approximately $13.50 per share.  The registration statement relating to the shares of common stock to be offered was declared effective February 2007.  In March 2007, the Company announced 100% acceptance of the conversion offer and the $81.2 million of accepted notes were converted into 6,577,200 shares of Titan common stock.

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

15.  OTHER INCOME

Other income consisted of the following (in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income	$835	$162	$2,040	$1,518
Dividend income – Titan Europe Plc	0	470	1,132	1,281
Debt termination expense	0	0	(688)	0
Other income	140	39	37	21
	$975	$671	$2,521	$2,820

Debt termination expense of $0.7 million related to fees and expenses for the March 2007 conversion of 100% of the Company’s 5.25% senior unsecured convertible notes.  Interest income increased as a result of higher cash balances.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

16.  INCOME TAXES

Income tax expense consisted of the following (in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Income tax expense	$78	$325	$3,109	$9,789

The Company recorded income tax expense of $0.1 million for the three months ended September 30, 2007, as compared to $0.3 million in 2006.  Income tax expense was $3.1 million for nine months ended September 30, 2007, as compared to $9.8 million in 2006.  The Company’s effective income tax rate was 66% and 40% for the nine months ended September 30, 2007 and 2006, respectively.  The Company’s income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $13.4 million noncash charge taken in connection with the 100% conversion of the Company’s convertible debt.  This noncash debt charge is not deductible for income tax purposes.

The Company has applied the provisions of FIN 48 for the period ended September 30, 2007.  Titan has identified its federal tax return and its Illinois state tax return as “major” tax jurisdictions.  The Company is subject to (i) federal tax examinations for periods 2003 to 2006 and (ii) Illinois state income tax examinations for years 2005 and 2006.

17.  EARNINGS PER SHARE

Earnings per share (EPS) are as follows (amounts in thousands, except per share data):

	Three months ended,
	September 30, 2007			September 30, 2006
	Net Loss	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$(878)	27,311	$(.03)	$488	19,731	$.02
Effect of stock options	0	0		0	329
Diluted EPS	$(878)	27,311	$(.03)	$488	20,060	$.02

	Nine months ended,
	September 30, 2007			September 30, 2006
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$1,601	25,137	$.06	$14,684	19,670	$.75
Effect of stock options/trusts	0	454		0	342
Effect of convertible notes	0	0		2,156	6,015
Diluted EPS	$1,601	25,591	$.06	$16,840	26,027	$.65

The effect of stock options has been excluded for the three months ended September 30, 2007, as the effect would have been antidilutive.  The weighted average share amount excluded was 427,000 shares.  The effect of convertible notes has been excluded for the three months ended September 30, 2006, and for the nine months ended September 30, 2007, as the effect would have been antidilutive.  The weighted average share amount excluded was 6,015,000 shares for the three months ended September 30, 2006, and 1,741,000 shares for the nine months ended September 30, 2007.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

18.  COMPREHENSIVE INCOME (LOSS)

Comprehensive loss for the third quarter of 2007 totaled $(0.3) million, compared to $(1.5) million in the third quarter of 2006.  Comprehensive loss for the third quarter of 2007 included net loss of $(0.9) million, amortization of pension adjustments of $0.3 million and unrealized gain on the Titan Europe Plc investment of $0.3 million.  Comprehensive loss for the third quarter of 2006 included net income of $0.5 million and unrealized loss on the Titan Europe Plc investment of $(1.9) million.

Comprehensive income for the nine months ended September 30, 2007, was $0.6 million, compared to $15.2 million in 2006.  Comprehensive income for the nine months ended September 30, 2007, included net income of $1.6 million, amortization of pension adjustments of $0.8 million and unrealized loss on the Titan Europe Plc investment of $(1.8) million.  Comprehensive income for the nine months ended September 30, 2006, included net income of $14.7 million and unrealized gain on the Titan Europe Plc investment of $0.5 million.

19.  LITIGATION

The Company is a party to routine legal proceedings arising out of the normal course of business.  Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes at this time that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.  However, due to the difficult nature of predicting future legal claims, the Company cannot anticipate or predict the material adverse effect on its financial condition, results of operations or cash flows as a result of efforts to comply with or its liabilities pertaining to legal judgments.

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

21.  RECENT DEVELOPMENT

On October 1, 2007, the Titan Tire Bryan pension plan, adopted at the date of the Continental OTR asset acquisition and frozen from its inception, received a cash transfer of approximately $24 million from Continental Tire North America’s frozen pension plan for the Bryan, Ohio, location.  The amount transferred into the frozen plan was actuarially approved to be a fully funded plan.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

22.  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

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

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended September 30, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$195,472	$0	$0	$195,472
Cost of sales	12	177,166	0	0	177,178
Gross (loss) profit	(12)	18,306	0	0	18,294
Selling, general and administrative expenses	3,672	10,412	39	0	14,123
Royalty expense	0	1,474	0	0	1,474
(Loss) income from operations	(3,684)	6,420	(39)	0	2,697
Interest expense	(4,473)	1	0	0	(4,472)
Intercompany interest income (expense)	2,371	(2,666)	295	0	0
Other income (expense)	1,178	(204)	1	0	975
(Loss) income before income taxes	(4,608)	3,551	257	0	(800)
(Benefit) provision for income taxes	(7,209)	6,903	384	0	78
Equity in earnings of subsidiaries	(3,479)	0	0	3,479	0
Net loss	$(878)	$(3,352)	$(127)	$3,479	$(878)

	For the Three Months Ended September 30, 2006
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$156,120	$0	$0	$156,120
Cost of sales	80	138,960	0	0	139,040
Gross (loss) profit	(80)	17,160	0	0	17,080
Selling, general and administrative expenses	3,348	7,872	40	0	11,260
Royalty expense	0	1,113	0	0	1,113
(Loss) income from operations	(3,428)	8,175	(40)	0	4,707
Interest expense	(4,483)	(82)	0	0	(4,565)
Intercompany interest income (expense)	1,121	(1,387)	266	0	0
Other (expense) income	(177)	84	764	0	671
(Loss) income before income taxes	(6,967)	6,790	990	0	813
(Benefit) provision for income taxes	(2,787)	2,716	396	0	325
Equity in earnings of subsidiaries	4,668	0	0	(4,668)	0
Net income	$488	$4,074	$594	$(4,668)	$488

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Nine Months Ended September 30, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$632,083	$0	$0	$632,083
Cost of sales	545	558,742	0	0	559,287
Gross (loss) profit	(545)	73,341	0	0	72,796
Selling, general and administrative expenses	13,193	24,739	158	0	38,090
Royalty expense	0	4,490	0	0	4,490
(Loss) income from operations	(13,738)	44,112	(158)	0	30,216
Interest expense	(14,648)	(3)	0	0	(14,651)
Intercompany interest income (expense)	8,767	(9,607)	840	0	0
Noncash convertible debt conversion charge	(13,376)	0	0	0	(13,376)
Other income (expense)	1,560	(176)	1,137	0	2,521
(Loss) income before income taxes	(31,435)	34,326	1,819	0	4,710
(Benefit) provision for income taxes	(20,747)	22,655	1,201	0	3,109
Equity in earnings of subsidiaries	12,289	0	0	(12,289)	0
Net income	$1,601	$11,671	$618	$(12,289)	$1,601

	For the Nine Months Ended September 30, 2006
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$513,891	$0	$0	$513,891
Cost of sales	239	443,016	0	0	443,255
Gross (loss) profit	(239)	70,875	0	0	70,636
Selling, general and administrative expenses	10,998	21,905	131	0	33,034
Royalty expense	0	3,952	0	0	3,952
(Loss) income from operations	(11,237)	45,018	(131)	0	33,650
Interest expense	(11,564)	(433)	0	0	(11,997)
Intercompany interest income (expense)	3,359	(4,044)	685	0	0
Other income	482	282	2,056	0	2,820
(Loss) income before income taxes	(18,960)	40,823	2,610	0	24,473
(Benefit) provision for income taxes	(7,584)	16,328	1,045	0	9,789
Equity in earnings of subsidiaries	26,060	0	0	(26,060)	0
Net income	$14,684	$24,495	$1,565	$(26,060)	$14,684

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	September 30, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$55,111	$21	$205	$0	$55,337
Accounts receivable	0	117,459	0	0	117,459
Inventories	0	132,553	0	0	132,553
Prepaid and other current assets	30,419	17,964	0	0	48,383
Total current assets	85,530	267,997	205	0	353,732
Property, plant and equipment, net	1,731	183,759	0	0	185,490
Investment in Titan Europe Plc	22,793	0	40,347	0	63,140
Investment in subsidiaries	23,241	0	0	(23,241)	0
Other assets	12,840	15,460	0	0	28,300
Total assets	$146,135	$467,216	$40,552	$(23,241)	$630,662

Liabilities and Stockholders’ Equity
Accounts payable	$2,223	$52,423	$0	$0	$54,646
Other current liabilities	3,011	33,899	(52)	0	36,858
Total current liabilities	5,234	86,322	(52)	0	91,504
Long-term debt	200,000	0	0	0	200,000
Other long-term liabilities	32,169	6,542	7	0	38,718
Intercompany accounts	(391,708)	382,324	9,384	0	0
Stockholders’ equity	300,440	(7,972)	31,213	(23,241)	300,440
Total liabilities and stockholders’ equity	$146,135	$467,216	$40,552	$(23,241)	$630,662

	December 31, 2006
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$33,220	$69	$123	$0	$33,412
Accounts receivable	(38)	73,920	0	0	73,882
Inventories	0	154,604	0	0	154,604
Prepaid and other current assets	3,937	44,036	62	0	48,035
Total current assets	37,119	272,629	185	0	309,933
Property, plant and equipment, net	1,279	183,337	0	0	184,616
Investment in Titan Europe Plc	25,534	0	40,347	0	65,881
Investment in subsidiaries	14,517	0	0	(14,517)	0
Other assets	8,802	15,894	0	0	24,696
Total assets	$87,251	$471,860	$40,532	$(14,517)	$585,126

Liabilities and Stockholders’ Equity
Accounts payable	$1,058	$24,826	$0	$0	$25,884
Other current liabilities	3,437	33,607	(11)	7	37,040
Total current liabilities	4,495	58,433	(11)	7	62,924
Long-term debt	290,700	566	0	0	291,266
Other long-term liabilities	10,896	30,393	2,470	0	43,759
Intercompany accounts	(406,017)	398,856	7,168	(7)	0
Stockholders’ equity	187,177	(16,388)	30,905	(14,517)	187,177
Total liabilities and stockholders’ equity	$87,251	$471,860	$40,532	$(14,517)	$585,126

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Nine Months Ended September 30, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$34,751	$20,302	$82	$55,135

Cash flows from investing activities:
Capital expenditures	(730)	(20,139)	0	(20,869)
Acquisition off-the-road (OTR) assets	(8,900)	0	0	(8,900)
Other, net	0	453	0	453
Net cash used for investing activities	(9,630)	(19,686)	0	(29,316)

Cash flows from financing activities:
Payment of debt	(9,500)	(664)	0	(10,164)
Proceeds from exercise of stock options	6,103	0	0	6,103
Excess tax benefit from stock options exercised	849	0	0	849
Other, net	(682)	0	0	(682)
Net cash used for financing activities	(3,230)	(664)	0	(3,894)

Net increase (decrease) in cash and cash equivalents	21,891	(48)	82	21,925
Cash and cash equivalents, beginning of period	33,220	69	123	33,412
Cash and cash equivalents, end of period	$55,111	$21	$205	$55,337

	For the Nine Months Ended September 30, 2006
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(27,530)	$14,594	$(265)	$(13,201)

Cash flows from investing activities:
Capital expenditures	(6)	(4,838)	0	(4,844)
Acquisition off-the-road (OTR) assets	(44,000)	0	0	(44,000)
Other, net	0	36	0	36
Net cash used for investing activities	(44,006)	(4,802)	0	(48,808)

Cash flows from financing activities:
Proceeds on revolving credit facility, net	68,200	0	0	68,200
Payment of debt	0	(9,814)	0	(9,814)
Proceeds from exercise of stock options	3,453	0	0	3,453
Other, net	(141)	0	0	(141)
Net cash provided by (used for) financing activities	71,512	(9,814)	0	61,698

Net decrease in cash and cash equivalents	(24)	(22)	(265)	(311)
Cash and cash equivalents, beginning of period	59	49	484	592
Cash and cash equivalents, end of period	$35	$27	$219	$281

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

OVERVIEW
Titan International, Inc. and its subsidiaries are leading manufacturers of wheels, tires and assemblies for off-highway vehicles used in the agricultural, earthmoving/construction and consumer markets.  Titan’s earthmoving/construction market also includes products supplied to the U.S. government, while the consumer market includes products for all-terrain vehicles (ATVs) and recreational applications.  Titan manufactures both wheels and tires for the majority of these market applications, allowing the Company to provide the value-added service of delivering complete wheel and tire assemblies.  The Company offers a broad range of products that are manufactured in relatively short production runs to meet the specifications of original equipment manufacturers (OEMs) and/or the requirements of aftermarket customers.

The Company’s major OEM customers include large manufacturers of off-highway equipment such as AGCO Corporation, Caterpillar Inc., CNH Global N.V., Deere & Company and Kubota Corporation, in addition to many other off-highway equipment manufacturers.  The Company distributes products to OEMs, independent and OEM-affiliated dealers, and through a network of distribution facilities.

Quarter:  The Company recorded sales of $195.5 million for the third quarter of 2007, which were 25% higher than the third quarter 2006 sales of $156.1 million.  The significantly higher sales level was attributed to strong demand in the agricultural and earthmoving/construction segments.

Income from operations was $2.7 million for the third quarter of 2007 as compared to $4.7 million in 2006.  Titan’s net loss was $(0.9) million for the third quarter of 2007, compared to net income of $0.5 million in 2006.  Basic loss per share was $(.03) in the third quarter of 2007, compared to earnings per share of $.02 in 2006.

Year-to-date:  The Company recorded sales of $632.1 million for the nine months ended September 30, 2007, as compared to $513.9 million in 2006.  The significantly higher sales level was attributed to the expanded earthmoving, construction and mining product offering of Continental and General branded off-the-road (OTR) tires.  These product offerings came with the added manufacturing capacity from the Bryan OTR facility, which was acquired on July 31, 2006.  As of August 1, 2007, Titan discontinued the Continental brand and is now concentrating on building market share with Titan and General branded OTR tires.

Income from operations was $30.2 million for the nine months ended September 30, 2007, as compared to $33.7 million in 2006.  Titan’s net income was $1.6 million for the nine months ended September 30, 2007, as compared to $14.7 million in 2006.  Basic earnings per share were $.06 for the nine months ended September 30, 2007, compared to $.75 in 2006.

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

OTR PRODUCTION REALIGNMENT
Due to capacity constraints at Titan’s Bryan, Ohio, OTR tire facility, the Company is adding OTR tire capacity at its Freeport, Illinois, and Des Moines, Iowa, facilities.  Titan is aligning synergies, which includes retooling, retraining personnel and redistribution of equipment at the Bryan, Freeport and Des Moines facilities.  These OTR realignment costs lowered the Company’s gross profit for the three and nine months ended September 30, 2007, as labor costs that are normally dedicated to making products were instead used for retooling, retraining and redistribution of equipment.

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

The registration statement relating to the shares of common stock to be offered was declared effective February 2007.  In March 2007, the Company announced 100% acceptance of the conversion offer and the $81.2 million of accepted notes were converted into 6,577,200 shares of Titan common stock.  Titan recognized a noncash charge of $13.4 million in connection with this exchange in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt.”

SENIOR UNSECURED NOTES
In December 2006, the Company closed its offering of $200 million 8% senior unsecured notes.  The notes were sold at par and are due January 2012.  Titan used the net proceeds from this offering to repay outstanding existing debt, excluding the 5.25% senior unsecured convertible notes, and for general corporate purposes.

ACQUISITION OF CONTINENTAL’S OTR ASSETS
On July 31, 2006, Titan Tire Corporation of Bryan, a subsidiary of Titan International, Inc., acquired the off-the-road (OTR) tire assets of Continental Tire North America, Inc. (Continental) in Bryan, Ohio.  Titan Tire Corporation of Bryan purchased the assets of Continental’s OTR tire facility for approximately $53 million in cash proceeds.  Titan paid approximately $44 million at closing and the remaining amount due of approximately $9 million in the third quarter of 2007.  The assets purchased included Continental’s OTR plant, property and equipment located in Bryan, Ohio, inventory and other current assets.  The acquisition included an agreement with Continental to use the Continental and General trademarks on OTR tires.  As of August 1, 2007, Titan discontinued the Continental brand and is now concentrating on building market share with Titan and General branded OTR tires.  The Company recorded intangibles related to the acquisition as noncurrent assets and assumed warranty liabilities.

The Continental OTR acquisition expanded Titan’s product offering into larger earthmoving, construction and mining tires and added the manufacturing capacity of the Bryan facility.   The productivity obtained at the Bryan facility is meeting Titan’s current expectations.  The Bryan facility achieved a manufacturing output of approximately $27 million and $87 million in the three and nine months ended September 30, 2007, respectively.

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

Inventories
Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method for approximately 70% of inventories and the last-in, first-out (LIFO) method for approximately 30% of inventories.  The major rubber material inventory and related work-in-process and finished goods are accounted for under the FIFO method.  The major steel material inventory and related work-in-process and finished goods are accounted for under the LIFO method.  Market value is estimated based on current selling prices.  Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price based on historical experience.  Should this experience change, adjustments to the estimated provisions would be necessary.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Impairment of Goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  The Company had goodwill of $11.7 million at September 30, 2007.  Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment.  Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

Valuation of Investment Accounted for as Available-for-Sale Security
The Company has an investment in Titan Europe Plc of $63.1 million as of September 30, 2007, representing a 17.3% ownership position.  Titan Europe Plc is publicly traded on the AIM market in London, England.  This investment is recorded as “Investment in Titan Europe Plc” on the consolidated balance sheet.  In accordance with SFAS No. 115, the Company records the Titan Europe Plc investment as an available-for-sale security and reports this investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.  Should the fair value decline below the cost basis, the Company would be required to determine if this decline is other than temporary.  If the decline in fair value were judged to be other than temporary, an impairment charge would be recorded.  Should unforeseen events occur or investment trends change significantly, impairment losses could occur.  Declared dividends on this investment are recorded in income as a component of other income.

Income taxes
Deferred income tax provisions are determined using the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax basis of assets and liabilities.  The Company assesses the realizability of its deferred tax asset position in accordance with SFAS No. 109.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions could affect future expenses, cash funding requirements and obligations.  The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002.  During the first nine months of 2007, the Company contributed cash funds of approximately $1 million to its frozen pension plans. In addition, in April 2007 the Company contributed Titan common stock with an approximate value of $5 million to the frozen pension plans.  The Company anticipates making no further contributions to these plans during the remainder of 2007.  For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 21 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2006.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The following table and discussions provide highlights for the three and nine months ended September 30, 2007, compared to 2006 (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$195,472	$156,120	$632,083	$513,891
Cost of sales	177,178	139,040	559,287	443,255
Gross profit	18,294	17,080	72,796	70,636
Gross profit margin	9.4%	10.9%	11.5%	13.7%

Net Sales
Quarter:  Net sales for the quarter ended September 30, 2007, were $195.5 million, compared to $156.1 million in 2006. The large sales improvement of $39.4 million, or 25%, was primarily attributed to strong demand in the agricultural and earthmoving/construction segments.

Year-to-date:  Net sales for the nine months ended September 30, 2007, were $632.1 million, compared to 2006 net sales of $513.9 million.  The large sales improvement of $118.2 million, or 23%, was primarily attributed to the expanded earthmoving, construction and mining product offering of Continental and General branded off-the-road (OTR) tires, along with added manufacturing capacity from the Bryan, Ohio, facility, which was acquired on July 31, 2006.  As of August 1, 2007, Titan discontinued the Continental brand and is now concentrating on building market share with Titan and General branded OTR tires.  In addition, the Company has experienced strong demand in the agricultural segment.

Cost of Sales and Gross Profit
Quarter:  Cost of sales were $177.2 million and $139.0 million for the three months ended September 30, 2007 and 2006, respectively.  The large increase in cost of sales resulted from the net sales increase.

Gross profit for the third quarter of 2007 was $18.3 million, or 9.4%, of net sales, compared to $17.1 million, or 10.9%, of net sales for the third quarter of 2006.  Due to capacity constraints at the Bryan OTR tire facility, the Company is adding OTR tire capacity at its Freeport, Illinois, and Des Moines, Iowa, tire facilities.  Titan is aligning synergies, which includes retooling, retraining personnel and redistribution of equipment at the Bryan, Freeport and Des Moines facilities.

The OTR realignment costs lowered the Company’s gross profit for the quarter ended September 30, 2007, as labor costs that are normally dedicated to making products were instead used for retooling, retraining and redistribution of equipment.  The Company estimates realignment costs to be approximately $4 million for the quarter ended September 30, 2007.

Year-to-date:  Cost of sales were $559.3 million for the nine months ended September 30, 2007, compared to $443.3 million in 2006.  The large increase in cost of sales resulted from the net sales increase and the cost of products produced at the Bryan facility.

Gross profit for the nine months ended September 30, 2007, was $72.8 million, or 11.5%, of net sales, compared to $70.6 million, or 13.7%, of net sales in 2006.  Due to capacity constraints at the Bryan OTR tire facility, the Company is adding OTR tire capacity at its Freeport, Illinois, and Des Moines, Iowa, tire facilities.  Titan is aligning synergies, which includes retooling, retraining personnel and redistribution of equipment at the Bryan, Freeport and Des Moines facilities.

The OTR realignment costs lowered the Company’s gross profit for the nine months ended September 30, 2007, as labor costs that are normally dedicated to making products were instead used for retooling, retraining and redistribution of equipment.  The Company estimates realignment costs to be approximately $14 million to $16 million for the nine months ended September 30, 2007.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Selling, general and administrative	$14,123	$11,260	$38,090	$33,034
Percentage of net sales	7.2%	7.2%	6.0%	6.4%

Quarter:  Selling, general and administrative (SG&A) expenses for the third quarter of 2007 were $14.1 million, or 7.2%, of net sales, compared to $11.3 million, or 7.2%, of net sales for 2006.  The higher SG&A costs are primarily the result of the higher selling costs related to higher sales and the CEO’s special performance award.  Selling costs were approximately $1 million higher for the three months ended September 30, 2007, when compared to 2006.  Expenses recorded for the CEO’s special performance award were approximately $1 million for the third quarter.

Year-to-date:  Expenses for SG&A for the nine months ended September 30, 2007, were $38.1 million, or 6.0%, of net sales, compared to $33.0 million, or 6.4%, of net sales in 2006.  The higher SG&A costs are primarily the result of the higher selling costs related to higher sales and the CEO’s special performance award.  Selling costs were approximately $2 million higher for the nine months ended September 30, 2007, when compared to 2006.  Expenses recorded for the CEO’s special performance award were approximately $3 million for the nine months ended September 30, 2007.

Royalty Expense
Royalty expense was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Royalty expense	$1,474	$1,113	$4,490	$3,952

The Goodyear North American farm tire asset acquisition included a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.

Quarter:  Royalty expenses recorded were $1.5 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively.  The increase in royalty expenses is directly attributable to the higher sales levels.

Year-to-date:  Year-to-date royalty expenses recorded were $4.5 million and $4.0 million for the nine months ended September 30, 2007 and 2006, respectively.  The increase in royalty expenses is directly attributable to the higher sales levels.

Income from Operations
Income from operations was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Income from operations	$2,697	$4,707	$30,216	$33,650
Percentage of net sales	1.4%	3.0%	4.8%	6.5%

Quarter:  Income from operations for the third quarter of 2007 was $2.7 million, or 1.4%, of net sales, compared to $4.7 million, or 3.0%, in 2006.  Income from operations was affected by the items previously discussed in the cost of sales and administrative expense line items.

Year-to-date:  Income from operations for the nine months ended September 30, 2007, was $30.2 million, or 4.8%, of net sales, compared to $33.7 million, or 6.5%, in 2006.  Income from operations was affected by the items previously discussed in the cost of sales and administrative expense line items.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense
Interest expense was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest expense	$4,472	$4,565	$14,651	$11,997

Quarter:  Interest expense was $4.5 million and $4.6 million for the three months ended September 30, 2007 and 2006, respectively.  The interest expense during the 2007 period primarily related to the Company’s $200 million 8% senior unsecured notes.

Year-to-date:  Year-to-date interest expense was $14.7 million and $12.0 million for the nine months ended September 30, 2007 and 2006, respectively.  The increase in interest expense for the nine months ended September 30, 2007, as compared to 2006, was primarily the result of a higher average year over year debt balance.

Noncash Convertible Debt Conversion Charge
Noncash convertible debt conversion charge was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Noncash debt conversion charge	$0	$0	$13,376	$0

Quarter:  A debt conversion charge was not applicable in the three months ended September 30, 2007 and 2006.

Year-to-date:  In March 2007, the Company converted $81.2 million of 5.25% senior convertible notes into 6,577,200 shares of Titan common stock.  Titan recognized a noncash charge of $13.4 million in connection with this exchange in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt.”

Other Income
Other income was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Other income	$975	$671	$2,521	$2,820

Quarter:  Other income was $1.0 million and $0.7 million for the three months ended September 30, 2007 and 2006, respectively.  Interest income included in other income was $0.8 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively.  Interest income increased as a result of higher cash balances.

Year-to-date:  Year-to-date other income was $2.5 million for 2007 as compared to $2.8 million in 2006.  For the nine months ended September 30, interest income included in other income was $2.0 million in 2007 as compared to $1.5 million in 2006.  Interest income increased as a result of higher cash balances.  Dividend income of $1.1 million and $1.3 million from the Titan Europe Plc investment was recorded in the nine months ended September 30, 2007 and 2006, respectively.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income Taxes
Income taxes were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Income taxes	$78	$325	$3,109	$9,789

Quarter:  The Company recorded income tax expense of $0.1 million for the three months ended September 30, 2007, as compared to $0.3 million in 2006.

Year-to-date:  Income tax expense for the nine months ended September 30, 2007 and 2006, was $3.1 million and $9.8 million, respectively.  The Company’s effective income tax rate was 66% and 40% for the nine months ended September 30, 2007 and 2006, respectively.  The Company’s income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $13.4 million noncash charge taken in connection with the Company’s convertible debt.  This noncash debt charge is not deductible for income tax purposes.

Net (Loss) Income
Net (loss) income was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net (loss) income	$(878)	$488	$1,601	$14,684

Quarter:  Net loss for the three months ended September 30, 2007, was $(0.9) million, compared to net income of $0.5 million in 2006.  For the three months ended September 30, 2007, basic and diluted loss per share was $(.03), compared to basic and diluted earnings per share of $.02 in 2006.  The Company’s net income and earnings per share decreased due to the items detailed above.

Year-to-date:  Net income for the nine months ended September 30, 2007 and 2006, was $1.6 million and $14.7 million, respectively.  For the nine months ended September 30, 2007, basic and diluted earnings per share were $.06, compared to basic earnings per share of $.75 and diluted earnings per share of $.65 in 2006. The Company’s net income and earnings per share decreased due to the items detailed above and as the result of the $13.4 million noncash convertible debt conversion charge.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$118,530	$89,014	$377,930	$329,708
Income from operations	4,242	2,445	22,338	34,412

Quarter:  Net sales in the agricultural market were $118.5 million for the three months ended September 30, 2007, as compared to $89.0 million in 2006, a 33% increase.  Income from operations in the agricultural market was $4.2 million for the three months ended September 30, 2007, as compared to $2.4 million in 2006.  The sales and income increases were related to higher demand in the agricultural segment.

Year-to-date:  Net sales in the agricultural market were $377.9 million for the nine months ended September 30, 2007, as compared to $329.7 million in 2006.  Income from operations in the agricultural market was $22.3 million for the nine months ended September 30, 2007, as compared to $34.4 million in 2006.  The year-to-date decrease in income from operations in the agricultural market was primarily attributed to the OTR realignment costs of approximately $14 million to $16 million and related disruptions to production in the agricultural segment.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Earthmoving/Construction Segment Results
Earthmoving/Construction segment results were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$69,431	$56,683	$216,891	$117,489
Income from operations	8,955	8,643	35,694	18,344

Quarter:  The Company’s earthmoving/construction market net sales were $69.4 million for the three months ended September 30, 2007, as compared to $56.7 million for 2006, a 22% improvement.  Income from operations in the earthmoving/ construction market was $9.0 million for the three months ended September 30, 2007, as compared to $8.6 million in 2006.  The sales and income increases were related to higher demand in the earthmoving/construction segment.

Year-to-date:  The Company’s earthmoving/construction market net sales were $216.9 million for the nine months ended September 30, 2007, as compared to $117.5 million for 2006, an 85% increase.  The expanded product offering of the Continental and General brands for OTR tires, along with added manufacturing capacity from the Bryan, Ohio, facility accounted for the higher sales levels in the earthmoving/construction market in 2007.  As of August 1, 2007, Titan discontinued the Continental brand and is now concentrating on building market share with Titan and General branded OTR tires.

Income from operations in the earthmoving/construction market was $35.7 million for the nine months ended September 30, 2007, as compared to $18.3 million in 2006.  The Bryan facility produces OTR tires for earthmoving, construction and mining machinery in sizes larger than the Company was able to produce before this facility was acquired on July 31, 2006.  The increase in income from operations in the earthmoving/construction segment is the result of margins realized on these larger earthmoving, construction and mining tires and additional OTR capacity.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$7,511	$10,423	$37,262	$66,694
Income from operations	371	401	2,201	2,076

Quarter:  Consumer market net sales were $7.5 million for the three months ended September 30, 2007, as compared to $10.4 million for 2006.  The Goodyear farm tire asset acquisition agreement included an off-take/mixing agreement for certain product sales to Goodyear.  The decrease in consumer market sales is primarily related to a reduction in sales to The Goodyear Tire & Rubber Company of approximately $3 million for the three months ended September 30, 2007, as compared to 2006.  Consumer market income from operations remained stable at $0.4 million for the three months ended September 30, 2007 and 2006.

Year-to-date:  Consumer market net sales were $37.3 million for the nine months ended September 30, 2007, as compared to $66.7 million for 2006.  The decrease in consumer market sales is primarily related to a reduction in sales to The Goodyear Tire & Rubber Company of approximately $21 million for the nine months ended September 30, 2007, as compared to 2006.  Consumer market income from operations had a slight improvement to $2.2 million for the nine months ended September 30, 2007, as compared to $2.1 million in 2006.

Corporate Expenses
Quarter:  Income from operations on a segment basis does not include corporate expenses or depreciation expense related to property, plant and equipment carried at the corporate level totaling $10.9 million for the three months ended September 30, 2007, as compared to $6.8 million in 2006.   Approximately $2 million of the higher corporate expenses in the third quarter relates to additional expenses for selling and the CEO’s special performance award.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Year-to-date:  Income from operations on a segment basis does not include corporate expenses or depreciation expense related to property, plant and equipment carried at the corporate level totaling $30.0 million for the nine months ended September 30, 2007, as compared to $21.2 million in 2006.   Higher corporate expenses in the nine months ended September 30, 2007, relates primarily to approximately $2 million for selling expenses and approximately $3 million for the CEO’s special performance award.

MARKET RISK SENSITIVE INSTRUMENTS
The Company’s risks related to foreign currencies, commodity prices and interest rates are consistent with those for 2006.  For more information, see the “Market Risk Sensitive Instruments” discussion in the Company’s Form 10-K for the fiscal year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of September 30, 2007, the Company had $55.3 million of cash balances within various bank accounts.  This cash balance increased by $21.9 million from December 31, 2006, due to the cash flow items discussed in the following paragraphs.

Operating cash flows
In the first nine months of 2007, operating activities provided cash of $55.1 million.  This cash was primarily provided by net income of $1.6 million, increases of $28.8 million in accounts payable and $9.7 million in other current liabilities, along with a decrease of $22.1 million in inventories.  Included as a reduction to net income were noncash charges of $21.5 million for depreciation and amortization and $13.4 million for a debt conversion charge.  Positive cash flows were offset by an increase in accounts receivable of $43.6 million.

In comparison, in the first nine months of 2006, cash of $13.2 million was used for operating activities.  This usage was primarily the result of increases in accounts receivable and inventory of $50.3 million and $38.4 million, respectively.  Cash outflows were offset by net income of $14.7 million and increases in accounts payable and other current liabilities of $25.1 million and $15.7 million, respectively.  Included as a reduction to net income were noncash charges for depreciation and amortization of $19.5 million.

Investing cash flows
The Company invested $20.9 million in capital expenditures in the first nine months of 2007, compared to $4.8 million in the first nine months of 2006.  Of the $20.9 million of capital expenditures in 2007, approximately $8 million of this amount relates to the Company’s giant OTR mining tire project.  The remaining expenditures represent various equipment purchases and improvements to enhance production capabilities.

In the nine months ended September 30, 2007, the Company paid the remaining $8.9 million due on the Continental OTR tire asset acquisition.  In the nine months ended September 30, 2006, Titan invested $44.0 million for the Continental OTR tire asset acquisition.

Financing cash flows
In the nine months ended September 30, 2007, $3.9 million of cash was used for financing activities.  This cash use resulted primarily from debt payment of $10.2 million, offset by $6.1 million in proceeds from the exercise of stock options.

In comparison, in the first nine months of 2006, financing activities provided cash of $61.7 million.  This cash was provided primarily by net debt proceeds of $58.4 million and $3.5 million in proceeds from the exercise of stock options.

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

The Company is in compliance with these covenants and restrictions as of September 30, 2007.  The collateral coverage was calculated to be 68.5 times the outstanding revolver balance at September 30, 2007.

The fixed charge coverage ratio did not apply for the quarter ended September 30, 2007.  The credit facility usage was $6.1 million at September 30, 2007, consisting exclusively of letters of credit of $6.1 million with no cash borrowings on the facility.

Other Issues
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.  Historically, the Company has tended to experience higher sales demand in the first and second quarters of the year.

Liquidity Outlook
At September 30, 2007, the Company had cash and cash equivalents of $55.3 million and $118.9 million of unused availability under the terms of its revolving credit facility.  The availability under the Company’s $125 million revolving credit facility is reduced by $6.1 million for outstanding letters of credit.  The Company has a net operating loss carryforward of approximately $30 million, expiring primarily in 2023, which is expected to reduce the Company’s income tax payments in the future.

On May 17, 2007, Titan’s Board of Directors approved funding for the Company to increase giant OTR mining tire production capacity to include 57-inch and 63-inch giant radial tires (the “OTR Project”).  The Company estimates that current commitments related to the OTR Project at this time are approximately $41 million, of which approximately $8 million was disbursed through September 30, 2007.  Additional capital expenditure commitments will be incurred through 2008 as the OTR Project moves to completion.  The final cost of these additional OTR capital items have not been finalized at this time.  The Company currently anticipates that cash on hand and anticipated internal cash flows from operations will allow the Company sufficient funds for completion of the OTR Project.  In addition to the OTR Project, the Company estimates that its capital expenditures for other projects for the remainder of 2007 will be approximately $4 million.

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

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales are forecasted to remain higher for the remainder of 2007.  The farm economy is being helped by high commodity prices.  However, the farm economy is also affected by high input costs for fuel and fertilizer.  A continuing increase in the use of grain-based ethanol and soybean-based biodiesel fuel should support commodity prices and farm income levels in the long-term.

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

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Sales for the earthmoving/construction market are expected to remain strong throughout 2007.  Metals, oil and gas prices have remained at high levels that are attractive for continued investment, which will maintain support for earthmoving and mining sales.  However, the decline in housing starts is negatively impacting the sales of smaller earthmoving/ construction equipment used in homebuilding.

The Bryan facility produces OTR tires for large earthmoving, construction and mining machinery, which Titan did not previously produce.  Therefore, Titan’s total 2007 sales in this segment are expected to remain higher than the 2006 totals.   The Company’s OTR production realignment is allowing Titan to expand production in earthmoving/construction tire sizes that are in short supply.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations and housing starts.  Many of these items are very sensitive to interest rate fluctuations.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

PENSIONS
The Company has two frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002.  These plans are described in Note 21 of the Company’s Notes to Consolidated Financial Statements in the 2006 Annual Report on Form 10-K.  The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors.  Certain of these assumptions are determined with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends.  These assumptions are reviewed on a regular basis and revised when appropriate.  Revisions in assumptions and actual results that differ from the assumptions could affect future expenses, cash funding requirements and the carrying value of the related obligations.  During the first quarter of 2007, the Company contributed cash funds of approximately $1 million to the frozen defined benefit pension plans.  In addition, in April 2007 the Company contributed two hundred thousand shares of Titan common stock with an approximate value of $5 million to the frozen pension plans.  The Company anticipates making no further contributions to these plans during the remainder of 2007.

RECENT DEVELOPMENT
On October 1, 2007, the Titan Tire Bryan pension plan, adopted at the date of the Continental OTR asset acquisition and frozen from its inception, received a cash transfer of approximately $24 million from Continental Tire North America’s frozen pension plan for the Bryan, Ohio, location.  The amount transferred into the frozen plan was actuarially approved to be a fully funded plan.

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

PART II. OTHER INFORMATION

Item 1.                      Legal Proceedings

The Company is a party to routine legal proceedings arising out of the normal course of business.  Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes at this time that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.  However, due to the difficult nature of predicting future legal claims, the Company cannot anticipate or predict the material adverse effect on its financial condition, results of operations or cash flows as a result of efforts to comply with or its liabilities pertaining to legal judgments.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	October 29, 2007	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KENT W. HACKAMACK
Kent W. Hackamack
Vice President of Finance and Treasurer
(Principal Financial Officer)