Form 10-K
period 2007-12-31
TITAN INTERNATIONAL INC
filed 2008-02-28
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12936

TITAN INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Illinois	36-3228472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐                                                                                                                Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                                                                                                                      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $688 million based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2007.

As of February 25, 2008, a total of 27,432,856 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant's definitive proxy statement for its annual meeting of stockholders to be held May 15, 2008.

TITAN INTERNATIONAL, INC.

PART I
ITEM 1 – BUSINESS

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

As one of the few companies dedicated to the off-highway wheel and tire market, Titan’s engineering and manufacturing resources are focused on addressing the real-life concerns of the end-users of our products.  Titan’s team of experienced designers and engineers is working on new and improved engineered products.

In 2008, Titan plans to enter the giant off-the-road (OTR) tire market, which will include 57-inch and 63-inch giant radial tires, the largest tires in the world.  To enter the giant OTR tire market, the Company is investing in a large capital expansion project at its Bryan, Ohio, location.  The Company has also worked on adding OTR tire capacity through a production realignment of aligning synergies through retooling, retraining personnel and redistribution of equipment.

In 2007, Titan’s agricultural market sales represented 62% of net sales, the earthmoving/construction market represented 33% and the consumer market represented 5% of net sales.  For information concerning the revenues, certain expenses, income from operations and assets attributable to each of the segments in which the Company operates, see Note 27 to the consolidated financial statements of Titan, included in Item 8 herein.

COMPETITIVE STRENGTHS
Titan’s competitive strengths include the Company’s strong market position in the off-highway wheel and tire market and the Company’s long-term core customer relationships.  These competitive strengths along with Titan’s dedication to the off-highway tire and wheel market continue to drive the Company forward.

Strong Market Position:  The Company has achieved a strong position in the domestic market for off-highway wheels, tires and assembly products.  Titan’s ability to offer a broad range of different products has increased the Company’s visibility and has enhanced its ability to cross-sell products and consolidate market positions.  Innovative marketing programs have strengthened Titan’s image in the marketplace, and the Company is reaching an increasing number of customers in the aftermarket.  Years of product design and engineering experience have enabled Titan to improve existing products and develop new ones that have been well received in the marketplace.  In addition, Titan believes it has benefited from significant barriers to entry, such as the substantial investment necessary to replicate the Company’s manufacturing equipment and numerous tools, dies and molds.

Long-Term Core Customer Relationships: The Company’s top customers, including global leaders in agricultural and construction equipment manufacturing, have been purchasing wheels from Titan or its predecessors for many decades on average.  Customers including AGCO Corporation, Caterpillar Inc., CNH Global N.V., Deere & Company, Kubota Corporation and the U.S. Government have helped sustain Titan’s leadership in wheel, tire and assembly innovation.

BUSINESS STRATEGY
Titan’s business strategy is to enter the giant OTR market, to increase its penetration of the aftermarket for tires, to continue to improve operating efficiencies, to maintain emphasis on new product development and to explore possible additional strategic acquisitions.

Enter the Giant OTR Tire Market:  In May 2007, Titan’s Board of Directors approved funding to increase giant OTR mining tire production capacity to include 57-inch and 63-inch giant radial tires.  This funding should allow Titan to produce up to an estimated 6,000 giant radial tires a year.  These giant tires are in short supply in the mining industry and offer an opportunity for improved margins and greater demand.  Titan estimates this may increase sales as much as $240 million on an annual basis.  The Company currently plans to be in start-up production of these giant mining tires by the end of the second quarter of 2008.

Increase Aftermarket Tire Business / OTR Realignment: The Company has concentrated on increasing its penetration of the tire aftermarket.  The aftermarket in many cases offers increased profit margins and is larger and somewhat less cyclical than the OEM market.  The Company’s OTR production realignment was instituted to increase OTR tire production and align synergies at the Company’s tire facilities.

Improve Operating Efficiencies:  The Company continually works to improve the operating efficiency of its assets and manufacturing facilities.  Titan integrates each facility’s strength, which may include transferring equipment and business to the facilities that are best equipped to handle the work.  This provides capacity to increase utilization and spread operating costs over a greater volume of products.  Titan is also continuing a comprehensive program to refurbish, modernize and enhance the computer technology of its manufacturing equipment.  The Company has centralized and streamlined inventory controls.  These efforts have led to improved management of order backlogs and have substantially improved Titan’s ability to respond to customer orders on a timely basis.

Improve Design Capacity and Increase New Product Development:  Equipment manufacturers constantly face changing industry dynamics.  Titan directs its business and marketing strategy to understand and address the needs of its customers and demonstrate the advantages of its products.  In particular, the Company often collaborates with customers in the design of new and upgraded products.  Titan will occasionally recommend modified products to its customers based on its own market information.  These value-added services enhance Titan’s relationships with its customers.  The Company tests new designs and technologies and develops methods of manufacturing to improve product quality and performance.  Titan’s engineers are currently working on 57-inch and 63-inch giant OTR tires to be introduced in 2008.  Titan’s engineers are also working on a new 15-degree tire and wheel design for OTR and farm radial assemblies, which improve tire and wheel life.

Explore Additional Strategic Acquisitions: The Company’s expertise in the manufacture of off-highway steel wheels and tires has permitted it to take advantage of opportunities to acquire businesses in the United States that complement this product line, including companies engaged in the tire market and companies that have wheel and tire assembly capabilities.  In the future, Titan may make additional strategic acquisitions of businesses that have an off-highway focus.

ACQUISITION OF CONTINENTAL’S OTR ASSETS
On July 31, 2006, Titan Tire Corporation of Bryan, a subsidiary of Titan International, Inc., acquired the off-the-road (OTR) tire assets of Continental Tire North America, Inc. (Continental) in Bryan, Ohio.  Titan Tire Corporation of Bryan purchased the assets of Continental’s OTR tire facility for approximately $53 million in cash proceeds.  The assets purchased included Continental’s OTR plant, property and equipment located in Bryan, Ohio, and inventory and other current assets.  The acquisition included an agreement with Continental to use the General trademark on OTR tires.

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

AGRICULTURAL MARKET
Titan’s agricultural rims, wheels and tires are manufactured for use on various agricultural and forestry equipment, including tractors, combines, skidders, plows, planters and irrigation equipment, and are sold directly to OEMs and to the aftermarket through independent distributors, equipment dealers and Titan’s own distribution centers.  The wheels and rims range in diameter from 9 to 54 inches with the 54-inch diameter being the largest agricultural wheel manufactured in North America.  Basic configurations are combined with distinct variations (such as different centers and a wide range of material thickness) allowing the Company to offer a broad line of product models to meet customer specifications.  Titan’s agricultural tires range from 8 to 85 inches in outside diameter and from 4.8 to 44 inches in width.  The Company offers the added value of delivering a complete wheel and tire assembly to customers.

EARTHMOVING/CONSTRUCTION MARKET
The Company manufactures rims, wheels and tires for various types of off-the-road (OTR) earthmoving, mining, military and construction equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, articulated dump trucks, load transporters, haul trucks and backhoe loaders.  The earthmoving/construction market is often referred to as OTR, an acronym for off-the-road.  The Company provides customers with a broad range of earthmoving/construction wheels ranging in diameter from 20 to 63 inches and in weight from 125 pounds to 7,000 pounds.  The 63-inch diameter wheel is the largest manufactured in North America for the earthmoving/construction market.  The earthmoving/construction wheels and tires produced by Titan are sold to OEMs and the aftermarket.  Titan’s earthmoving/construction tires range from 30 to 109 inches in outside diameter and in weight from 50 pounds to 6,200 pounds.  The Company offers the added value of wheel and tire assembly for certain applications in the earthmoving/construction market.

CONSUMER MARKET
Titan builds a variety of products for all-terrain vehicles (ATV), turf, golf and trailer applications.  Consumer wheels and rims range from 8 to 16 inches in diameter.  Likewise, Titan produces a variety of tires for the consumer market.  ATV tires using the new stripwinding manufacturing process have been introduced to the marketplace, which improves tread durability.  Titan’s sales in the consumer market include sales to Goodyear, which include an off-take/mixing agreement.  This agreement includes mixed stock, which is a prepared rubber compound used in tire production.  For the domestic boat, recreational and utility trailer markets, the Company provides wheels and tires and assembles brakes, actuators and components.  The Company also offers the value-added service of a wheel and tire assembly for the consumer market.

MARKET CONDITIONS OUTLOOK
In 2007, Titan experienced strong demand for the Company’s agricultural and earthmoving/construction products.  This strong demand is expected to continue into 2008.  The strength in the agricultural market is the result of high commodity prices, which have resulted from the continuing increase in the use of biofuels.  High prices for metals, oil and gas have created a large demand for the Company’s earthmoving and mining products. The current overall uncertainty in consumer spending resulting from the housing market decline makes consumer market projections especially difficult.

In May 2007, Titan’s Board of Directors approved funding for the Company to increase giant OTR mining tire production capacity to include 57-inch and 63-inch giant OTR radial tires.  These tires have an outside diameter of approximately 140 inches and 160 inches, respectively.  This funding should allow Titan to produce up to an estimated 6,000 giant radial tires a year.  Titan estimates this may increase sales as much as $240 million on an annual basis.  The Company currently plans to be in start-up production of these giant mining tires by the end of the second quarter of 2008.

OPERATIONS
Titan’s operations include manufacturing wheels, manufacturing tires, and combining these wheels and tires into assemblies for use in the agricultural, earthmoving/construction and consumer markets.  These operations entail many manufacturing processes in order to complete the finished products.

Wheel Manufacturing Process:  Most agricultural wheels are produced using a rim and a center disc.  A rim is produced by first cutting large steel sheets to required width and length specifications.  These steel sections are rolled and welded to form a circular rim, which is flared and formed in the rollform operation.  The majority of discs are manufactured using presses that both blank and form the center to specifications in multiple stage operations.  The Company e-coats wheels using a multi-step process prior to the final paint top coating.

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

Tire Manufacturing Process: The first stage in tire production is the mixing of rubber, carbon black and chemicals to form various rubber compounds.  These rubber compounds are then extruded and processed with textile or steel materials to make specific components.  These components – beads (wire bundles that anchor the tire with the wheel), plies (layers of fabric that give the tire strength), belts (fabric or steel fabric wrapped under the tread in some tires), tread and sidewall – are then assembled into an uncured tire carcass.  The uncured carcass is placed into a press that molds and vulcanizes the carcass under set time, temperature and pressure into a finished tire.

Wheel and Tire Assemblies: The Company’s position as a manufacturer of both wheels and tires allows Titan to mount and deliver one of the largest selections of off-highway assemblies in North America.  Titan offers this value-added service of one-stop shopping for wheel and tire assemblies for the agricultural, earthmoving/construction and consumer markets.  Customer orders are entered into the Company’s system either through electronic data interchange or manually.  The appropriate wheel-tire assembly delivery schedule is formulated based on each customer’s requirements and products are received by the customer on a just-in-time basis.

Quality Control: The Company is ISO certified at all five main manufacturing facilities located in Bryan, Ohio; Des Moines, Iowa; Freeport, Illinois; Quincy, Illinois; and Saltville, Virginia.  The ISO series is a set of related and internationally recognized standards of management and quality assurance.  The standards specify guidelines for establishing, documenting and maintaining a system to ensure quality.  The ISO certifications are a testament to Titan’s dedication to providing quality products for its customers.

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

CAPITAL EXPENDITURES
Capital expenditures for 2007, 2006 and 2005 were $38.0 million, $8.3 million and $6.8 million, respectively.  The 2007 capital expenditures include $22.1 million for the giant OTR project.  The remaining capital expenditures in 2007 were used primarily for updating manufacturing equipment, expanding manufacturing capacity and for further automation at the Company’s facilities.  Capital expenditures for 2008 are forecasted to be approximately $55 million to $65 million.  Approximately $35 million to $45 million of this amount will be spent on the giant OTR project and the remainder will be used to enhance the Company’s existing facilities and manufacturing capabilities.

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

RESEARCH, DEVELOPMENT AND ENGINEERING
The Company’s research, development and engineering staff tests original designs and technologies and develops new manufacturing methods to improve product performance.  These services enhance the Company’s relationships with customers.  Titan’s engineers are currently working on 57-inch and 63-inch giant OTR tires to be introducedin 2008.  Titan’s engineers are also working on a new 15-degree tire and wheel design for OTR and farm radial assemblies.  This revolutionary technology will simplify maintenance to minimize downtime, provide better air retention, simplify mounting and increase service life.  The Company continues to work on sidewall improvements including the LSW (low sidewall) tire design.

CUSTOMERS
Titan’s 10 largest customers accounted for approximately 47% of net sales for the year ended December 31, 2007, compared to approximately 53% for the year ended December 31, 2006.  Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction and consumer markets combined represented approximately 17% of the Company’s consolidated revenues for each of the years ended December 31, 2007 and 2006.  Net sales to CNH Global N.V. in Titan’s three markets represented approximately 11% of the Company’s consolidated revenues for each of the years ended December 31, 2007 and 2006.  No other customer accounted for more than 10% of the Company’s net sales in 2007 or 2006.  Management believes the Company is not totally dependent on any single customer, however, certain products are dependent on a few customers.  While the loss of any substantial customer could impact Titan’s business, the Company believes that its diverse product mix and customer base minimizes a longer-term impact caused by any such loss.

ORDER BACKLOG
As of January 31, 2008, Titan estimates $208 million in firm orders compared to $171 million at January 31, 2007, for the Company’s operations.  Orders are considered firm if the customer would be obligated to accept the product if manufactured and delivered pursuant to the terms of such orders.  The Company believes that the majority of the current order backlog will be filled during the present year.

INTERNATIONAL OPERATIONS
In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, the Company records the Titan Europe Plc investment as an available-for-sale security and reports the investment at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of comprehensive income in stockholders’ equity.  The Company’s stock ownership interest in Titan Europe Plc was 17.3% at December 31, 2007 and 2006.  The fair value of the Company’s investment in Titan Europe Plc was $34.5 million and $65.9 million at December 31, 2007 and 2006.  Titan Europe Plc is publicly traded on the AIM market in London, England.

EMPLOYEES
At December 31, 2007, the Company employed approximately 2,700 people in the United States.  Approximately 48% of the Company’s employees in the United States were covered by collective bargaining agreements.  In December 2005, the workers at the Des Moines, Iowa, and Freeport, Illinois, facilities ratified new labor agreements through November 2010.  The workers at the Bryan, Ohio, facility ratified a new labor agreement in July 2006 with the same November 2010 expiration date.  The Company believes employee relations are generally good.

EXPORT SALES
The Company had total aggregate export sales of approximately $77.0 million, $57.4 million and $39.0 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

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

NEW YORK STOCK EXCHANGE CERTIFICATION
The Company submitted to the New York Stock Exchange during fiscal 2007 the Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

Corporate Governance Policy
Business Conduct Policy
Audit Committee Charter
Compensation Committee Charter
Nominating/Corporate Governance Committee Charter

Printed copies of these documents are available, without charge, by writing to:  Corporate Secretary, Titan International, Inc., 2701 Spruce Street, Quincy, IL 62301.

ITEM 1A – RISK FACTORS

The Company is subject to various risks and uncertainties relating to or arising out of the nature of its business and general business, economic, financing, legal and other factors or conditions that may affect the Company. Realization of any of the following risks could have a material adverse effect on Titan’s business, financial condition, cash flows and results of operations.

•	The Company operates in cyclical industries and, accordingly, its business is subject to the numerous and continuing changes in the economy.

•	The Company’s debt and related interest expense may limit Titan’s financial and operating flexibility.

•	The Company has incurred, and may incur in the future, net losses.

•	The Company is exposed to price fluctuations of key commodities, which are primarily steel and rubber.

•	The Company relies on a limited number of suppliers for key commodities, which consist primarily of steel and rubber.

•	Fluctuations in energy and transportation costs may affect Titan’s operating costs and the demand for the Company’s products.

•
The Company’s revenues are seasonal due to Titan’s dependence on agricultural, construction and recreational industries, which are seasonal and typically have lower sales in the second half of the year.

•	The Company may be adversely affected by changes in government regulations and policies, especially those related to farm and ethanol subsidies and those related to infrastructure construction.

•	The Company is subject to corporate governance requirements, and costs related to compliance with, or failure to comply with, existing and future requirements could adversely affect Titan’s business.

•	The Company’s customer base is relatively concentrated with Titan’s ten largest customers historically accounting for approximately 50% of sales.

•	The Company’s giant OTR project and OTR realignment may experience unforeseen obstacles, which may delay the project, increase costs and adversely affect Titan’s financial results.

•	The Company faces substantial competition from domestic and international companies, some of which operate in low wage markets.

•	The Company’s business could be negatively impacted if Titan fails to maintain satisfactory labor relations.

•	Unfavorable outcomes of legal proceedings could adversely affect the Company’s financial condition and results of operations.

•	Acquisitions may require significant resources and/or result in significant unanticipated losses, costs or liabilities for the Company.

•	The Company may be subject to product liability claims.

•	The Company is subject to risks associated with environmental laws and regulations.

•
The Company has an investment in Titan Europe Plc which is recorded at fair value.  Titan Europe Plc’s fair value has fluctuated significantly due to large changes in their stock price which is traded on the AIM market in London, England.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The Company’s properties are detailed by the location, size and focus of each facility as provided in the table below:

	Approximate square footage
Location	Owned	Leased	Use	Segment
Des Moines, Iowa	2,047,000		Manufacturing, distribution	All segments
Freeport, Illinois	1,202,000	211,000	Manufacturing, distribution	All segments
Quincy, Illinois	1,134,000		Manufacturing, distribution	All segments
Brownsville, Texas	993,000		Storage	See note (a)
Bryan, Ohio	740,000		Manufacturing, distribution	Earthmoving/Construction
Walcott, Iowa	378,000		Storage	See note (a)
Greenwood, S. Carolina	110,000		Storage	See note (a)
Dublin, Georgia	20,000		Distribution	All segments
Saltville, Virginia	14,000	245,000	Manufacturing, distribution	Earthmoving/Construction
Natchez, Mississippi		1,203,000	Storage	See note (a)
Cartersville, Georgia		169,000	Distribution	All segments
Pendergrass, Georgia		120,000	Distribution	All segments
Elko, Nevada		4,000	Distribution	Earthmoving/Construction

(a)
The Brownsville, Greenwood and Natchez facilities are currently being used for storage.  The Company’s facilities in Brownsville, Texas; Greenwood, South Carolina; Natchez, Mississippi, and Walcott, Iowa, are not in operation.  The Company has a contract for sale on the Walcott building.

The Company considers each of its facilities to be in good condition and adequate for present use.  Management believes that the Company has sufficient capacity to meet current market demand with the active facilities.  The Company has no current plans to restart manufacturing at the storage facilities described in note (a) above.

ITEM 3 – LEGAL PROCEEDINGS

The Company is a party to routine legal proceedings arising out of the normal course of business.  Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes at this time that none of these actions, individually or in the aggregate, will have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.  However, due to the difficult nature of predicting unresolved and future legal claims, the Company cannot anticipate or predict the material adverse effect on its consolidated financial condition, results of operations or cash flows as a result of efforts to comply with or its liabilities pertaining to legal judgments.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5 – MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol TWI.  On February 25, 2008, there were approximately 600 holders of record of Titan common stock and an estimated 5,000 beneficial stockholders.  The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE, as well as information concerning per share dividends declared for the periods indicated.

2007	High	Low	Dividends Declared
First quarter	$26.20	$19.90	$0.005
Second quarter	32.48	25.33	0.005
Third quarter	33.25	23.70	0.005
Fourth quarter	35.29	24.13	0.005

2006
First quarter	$17.64	$16.55	$0.005
Second quarter	19.76	16.20	0.005
Third quarter	19.40	16.65	0.005
Fourth quarter	20.85	17.52	0.005

PERFORMANCE COMPARISON GRAPH

The following performance graph compares cumulative total return for the Company’s common stockholders over the past five years against the cumulative total return of the Standard & Poor’s 500 Stock Index, and against the Standard & Poor’s 600 Construction and Farm Machinery and Heavy Trucks Index.  The graph depicts the value on December 31, 2007, of a $100 investment made on December 31, 2002, in Company common stock and each of the other two indices, with all dividends reinvested.  The Company’s common stock is currently traded on the NYSE under the symbol TWI.

	Fiscal Year Ended December 31,
	2002	2003	2004	2005	2006	2007
Titan International, Inc.	$100.00	$231.54	$1,145.15	$1,309.98	$1,531.87	$2,378.08
S&P 600 Const. & Farm Machinery Index	100.00	168.58	225.95	287.22	387.32	488.11
S&P 500 Index	100.00	128.68	142.69	149.70	173.34	182.86

ITEM 6 – SELECTED FINANCIAL DATA

The selected financial data presented below, as of and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, are derived from the Company’s consolidated financial statements, as audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

(All amounts in thousands, except per share data)
	Year Ended December 31,
	2007	2006	2005	2004	2003
Net sales	$837,021	$679,454	$470,133	$510,571	$491,672
Gross profit	84,131	72,778	64,210	79,500	29,703
Income (loss) from operations	24,838	22,011	11,999	33,322	(16,220)
Noncash debt conversion charge	(13,376)	0	(7,225)	0	0
(Loss) income before income taxes	(3,884)	8,574	(2,885)	15,215	(33,668)
Net (loss) income	(7,247)	5,144	11,042	11,107	(36,657)
Net (loss) income per share – basic	(.28)	.26	.61	.62	(1.75)
Net (loss) income per share – diluted	(.28)	.26	.60	.61	(1.75)
Dividends declared per common share	.02	.02	.02	.02	.02

(All amounts in thousands)	As of December 31,
	2007	2006	2005	2004	2003
Working capital	$239,985	$247,009	$157,984	$114,898	$183,971
Current assets	327,765	309,933	206,167	154,668	286,946
Total assets	590,495	585,126	440,756	354,166	523,084
Long-term debt (a)	200,000	291,266	190,464	169,688	248,397
Stockholders’ equity	272,522	187,177	167,813	106,881	111,956
(a) Excludes amounts due within one year and classified as a current liability.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Any changes in such factors could lead to significantly different results.  The Company cannot provide any assurance that the assumptions referred to in the forward-looking statements or otherwise are accurate or will prove to transpire.  Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results as indicated in forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire.

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

The following table provides highlights for the year ended December 31, 2007, compared to 2006 (amounts in thousands):
	2007	2006	% Increase
Net sales	$837,021	$679,454	23%
Gross profit	84,131	72,778	16%
Income from operations	24,838	22,011	13%

The Company recorded sales of $837.0 million for 2007, which were 23% higher than 2006 sales of $679.5 million.  The higher sales level was attributed to the expanded agricultural and earthmoving product offerings, which includes General branded off-the-road (OTR) tires.  The expanded OTR offerings came with the added manufacturing capacity from the Bryan, Ohio, OTR facility, which was acquired in July 2006.

Gross profit was $84.1 million for 2007, compared to $72.8 million for 2006.  Income from operations was $24.8 million for 2007 as compared to $22.0 million in 2006.  The increases in gross profit and income from operations were primarily due to the higher sales volumes year over year.

RECENT DEVELOPMENTS
Affirmative Preliminary Antidumping Determination on OTR Tires from China
On February 6, 2008, Titan welcomed the U.S. Commerce Department’s preliminary decision to impose antidumping duties on imports of new pneumatic off-the-road (OTR) tires from China. OTR tires are used on construction and agricultural equipment.

As a result of this preliminary determination, Commerce will instruct U.S. Customs and Border Protection to collect a cash deposit or bond based on these preliminary rates. Commerce preliminarily determined that Chinese producers/exporters have sold new pneumatic off-the-road tires in the U.S. at 10.98 to 210.48 percent less than fair value, with a majority of exporter/producers at 24.75 percent less than fair value.

The agency will now continue the proceeding by holding hearings, conducting verifications of information, and reaching a final determination by early June of this year. The International Trade Commission will also investigate the issue of injury and reach a determination on that issue thereafter.

Titan Builds First Radial 63-Inch Tire
On February 15, 2008, Titan announced that Titan Tire Corporation of Bryan had produced the Company’s first prototype of the giant radial 63-inch tire in its Ohio facility.  Titan announced its commitment to produce these giant radial tires, used in the mining industry, in May 2007 when the Company’s Board of Directors approved funding to increase tire production capacity to include 57-inch and 63-inch giant radial tires.

RESULTS OF OPERATIONS
The following table sets forth the Company’s statement of operations expressed as a percentage of net sales for the periods indicated.  This table and subsequent discussions should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

	As a Percentage of Net Sales
	Year ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	89.9	89.3	86.3
Gross profit	10.1	10.7	13.7

Selling, general and administrative expenses	6.4	6.7	7.9
Royalty expense	0.7	0.7	0.0
Dyneer legal charge	0.0	0.0	3.2
Income from operations	3.0	3.3	2.6

Interest expense	(2.3)	(2.5)	(1.8)
Noncash convertible debt conversion charge	(1.6)	0.0	(1.6)
Other income, net	0.4	0.5	0.2
(Loss) income before income taxes	(0.5)	1.3	(0.6)
Provision (benefit) for income taxes	0.4	0.5	(2.9)
Net (loss) income	(0.9)%	0.8%	2.3%

In addition, the following table sets forth components of the Company’s net sales classified by segment for the years ended December 31, (in thousands):
	2007	2006	2005
Agricultural	$515,642	$421,096	$310,361
Earthmoving/Construction	277,206	183,357	131,982
Consumer	44,173	75,001	27,790
Total	$837,021	$679,454	$470,133

OTR PRODUCTION REALIGNMENT
Due to capacity constraints at Titan’s Bryan, Ohio, OTR tire facility, the Company is adding OTR tire capacity at its Freeport, Illinois, and Des Moines, Iowa, facilities.  Titan is aligning synergies, which includes retooling, retraining personnel and redistribution of equipment at the Bryan, Freeport and Des Moines facilities.  These OTR realignment costs lowered the Company’s gross profit for 2007 as labor costs that are normally dedicated to making products were instead used for retooling, retraining and redistribution of equipment.  In 2007, these costs were approximately $22 million to $24 million.

GIANT OTR MINING TIRES
In May 2007, Titan’s Board of Directors approved funding for the Company to increase giant OTR mining tire production capacity to include 57-inch and 63-inch giant radial tires.  This funding should allow Titan to produce up to an estimated 6,000 giant radial tires a year.  Titan estimates this may increase sales as much as $240 million on an annual basis.  The Company currently plans to be in start-up production of these giant mining tires by the end of the second quarter of 2008.

SENIOR UNSECURED NOTES
In December 2006, the Company closed its offering of $200 million 8% senior unsecured notes.  The notes were sold at par and are due January 2012.  Titan used the net proceeds from this offering to repay outstanding existing debt, excluding the 5.25 percent senior unsecured convertible notes, and for general corporate purposes.

ACQUISITION OF CONTINENTAL’S OTR ASSETS
On July 31, 2006, Titan Tire Corporation of Bryan, a subsidiary of Titan International, Inc., acquired the off-the-road (OTR) tire assets of Continental Tire North America, Inc. (Continental) in Bryan, Ohio.  Titan Tire Corporation of Bryan purchased the assets of Continental’s OTR tire facility for approximately $53 million in cash proceeds.  The assets purchased included Continental’s OTR plant, property and equipment located in Bryan, Ohio, inventory and other current assets.  The acquisition included an agreement with Continental to use the General trademark on OTR tires.  In addition, the Company recorded intangibles related to the acquisition as noncurrent assets and assumed warranty liabilities.  This acquisition expanded Titan’s product offering into larger earthmoving, construction and mining tires and added the manufacturing capacity of the Bryan, Ohio, facility.

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

Inventories
Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method in 2007 for approximately 67% of inventories and the last-in, first-out (LIFO) method for approximately 33% of inventories.  The major rubber material inventory and related work-in-process and their finished goods are accounted for under the FIFO method.  The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method.  Market value is estimated based on current selling prices.  Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price based on historical experience.  Should this experience change, adjustments to the estimated provisions would be necessary.

Impairment of Goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  The Company’s goodwill was $11.7 million at December 31, 2007 and 2006.  Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment.  Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

Valuation of Investment Accounted for as Available-for-Sale Security
The Company has an investment in Titan Europe Plc of $34.5 million as of December 31, 2007, representing a 17.3% ownership position.  Titan Europe Plc is publicly traded on the AIM market in London, England.  This investment is recorded as “Investment in Titan Europe Plc” on the consolidated balance sheet.  In accordance with SFAS No. 115, the Company records the Titan Europe Plc investment as an available-for-sale security and reports this investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.  Should the fair value decline below the cost basis, the Company would be required to determine if this decline is other than temporary.  If the decline in fair value were judged to be other than temporary, an impairment charge would be recorded.

The December 31, 2007, fair value of $34.5 million was below the Company’s cost basis of $40.3 million.  The unrealized loss on the Titan Europe Plc investment was $5.8 million.  The unrealized loss resulted from decline in the market price of Titan Europe Plc of over 40% in the fourth quarter of 2007.  No impairment charge has been recorded as this decline below cost basis was judged to be temporary at December 31, 2007.  Should unforeseen events occur or investment trends change significantly, impairment losses could occur.  Declared dividends on this investment are recorded in income as a component of other income.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  The Company has three frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002.  Titan expects to contribute approximately $1 million to these frozen defined benefit pension plans in 2008.  For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 20 to the Company’s financial statements.

The effect of hypothetical changes to selected assumptions on the Company’s frozen pension benefit obligations would be as follows (in thousands):
		December 31, 2007		2008
		Increase	Increase	Increase
	Percentage	(Decrease)	(Decrease)	(Decrease)
Assumptions	Change	PBO (a)	Equity	Expense
Pension
Discount rate	+/-.5	$(4,688)/$5,119	$4,688/$(5,119)	$(93)/$77
Expected return on assets	+/-.5			$(459)/$459

(a)	Projected benefit obligation (PBO) for pension plans.

FISCAL YEAR ENDED DECEMBER 31, 2007, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2006

RESULTS OF OPERATIONS
The following tables and discussions provide highlights for the year ended December 31, 2007, compared to 2006 (amounts in thousands):
	2007	2006	% Increase
Net sales	$837,021	$679,454	23%
Cost of sales	752,890	606,676	24%
Gross profit	84,131	72,778	16%
Gross profit percentage	10.1%	10.7%

Net Sales
Net sales for the year ended December 31, 2007, were $837.0 million compared to $679.5 million for the year ended December 31, 2006.  The large sales improvement of $157.6 million, or 23%, for the year ended December 31, 2007, was attributed to the expanded agricultural product offering of Goodyear branded farm tires and the expanded earthmoving, construction and mining product offering of General branded off-the-road (OTR) tires, along with added manufacturing capacity from the Bryan, Ohio, facility, which was acquired on July 31, 2006.  In addition, the Company has experienced strong demand in the agricultural segment.

Cost of Sales and Gross Profit
Cost of sales was $752.9 million for the year ended December 31, 2007, as compared to $606.7 million in 2006.  Gross profit for the year 2007 was $84.1 million or 10.1% of net sales, compared to $72.8 million, or 10.7% of net sales for 2006.  Due to capacity constraints at Titan’s Bryan, Ohio, OTR tire facility, the Company is adding OTR tire capacity at its Freeport, Illinois, and Des Moines, Iowa, tire facilities.  Titan is aligning synergies, which includes retooling, retraining personnel and movement of equipment at the Bryan, Freeport and Des Moines facilities.

These OTR realignment costs lowered the Company’s gross profit for 2007 and for the fourth quarter of 2006, as labor costs that are normally dedicated to making products were instead used for retooling, retraining and movement of equipment.  The Company estimates realignment costs to be approximately $22 million to $24 million for 2007 and approximately $9 million to $11 million in 2006.

Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):
	2007	2006	% Increase
Selling, general and administrative	$53,138	$45,766	16%
Percentage of net sales	6.3%	6.7%

Selling, general and administrative (SG&A) expenses were $53.1 million or 6.3% of net sales for the year ended December 31, 2007, as compared to $45.8 million or 6.7% of net sales for 2006.  Research and development (R&D) expenses, which are included in SG&A expenses, were $1.7 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively.  The higher SG&A expenses for 2007 are primarily the result of the higher selling and marketing expenses related to higher sales and the CEO and executive incentives.  Selling and marketing expenses were approximately $5 million higher in 2007, when compared to 2006.  Expenses recorded for CEO and executive incentives were approximately $4 million higher in 2007, when compared to 2006.

Royalty Expense
Royalty expense was as follows (amounts in thousands):
	2007	2006	% Increase
Royalty expense	$6,155	$5,001	23%

The Goodyear North American farm tire asset acquisition included a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses were $6.2 million for the year ended December 31, 2007, as compared to $5.0 million in 2006.  The increase in royalty expenses is directly attributable to higher sales levels.

Income from Operations
Income from operations was as follows (amounts in thousands):
	2007	2006	% Increase
Income from operations	$24,838	$22,011	13%
Percentage of net sales	3.0%	3.2%

Income from operations for the year ended December 31, 2007, was $24.8 million or 3.0% of net sales, compared to $22.0 million or 3.2% in 2006.  Income from operations was affected by the items previously discussed in the cost of sales, administrative and royalty line items.

Interest Expense
Interest expense was as follows (amounts in thousands):
	2007	2006	% Increase
Interest expense	$18,710	$17,001	10%

Interest expense for the year 2007 was $18.7 million compared to $17.0 million in 2006.  The increase in interest expense in 2007 as compared to 2006 was the result of a higher average interest rate of approximately 1% in 2007.  In 2007, the Company capitalized $0.4 million of interest costs for the giant OTR project.

Noncash Convertible Debt Conversion Charge
Noncash convertible debt conversion charge was as follows (amounts in thousands):
	2007	2006	% Increase
Noncash debt conversion charge	$13,376	$0	n/a

In March 2007, the Company converted $81.2 million of 5.25% senior convertible notes into 6,577,200 shares of Titan common stock.  Titan recognized a noncash charge of $13.4 million in connection with this exchange in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt.”

Other Income
Other income was as follows (amounts in thousands):
	2007	2006	% Decrease
Other income	$3,364	$3,564	(6%)

Other income was $3.4 million for the year ended December 31, 2007, as compared to $3.6 million in 2006.  Interest income included in other income was $2.7 million and $1.7 million for the years ended December 31, 2007 and 2006, respectively.  In addition, dividend income from the Titan Europe investment of $1.8 million in 2007 and $1.3 million in 2006 was recorded in other income.  The year ended December 31, 2007, also included a loss of approximately $(1.1) million on foreign exchange and other expense items.

Income Tax Expense
Income taxes were as follows (amounts in thousands):
	2007	2006	% Decrease
Income taxes	$3,363	$3,430	(2%)

The Company recorded an income tax expense of $3.4 million in 2007 and 2006.   The Company’s effective tax rate was (87%) in 2007 and 40% in 2006.  The Company’s 2007 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $13.4 million noncash charge taken in connection with the Company’s convertible debt.  This noncash charge is not deductible for income tax purposes.

Net (Loss) Income
Net (loss) income was as follows (amounts in thousands):
	2007	2006	% Increase
Net (loss) income	$(7,247)	$5,144	n/a

Net loss for the year ended December 31, 2007, was $(7.2) million, compared to net income of $5.1 million in 2006.  Basic and diluted loss per share was $(.28) for the year ended December 31, 2007, as compared to basic and diluted income per share of $.26 in 2006.  The Company’s net income and earnings per share decreased due to the items detailed above and as a result of the $13.4 million noncash convertible debt conversion charge.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):
	2007	2006	% Increase (Decrease)
Net sales	$515,642	$421,096	22%
Gross profit	35,742	42,511	(16%)
Income from operations	25,324	27,351	(7%)

Net sales in the agricultural market were $515.6 million for the year ended December 31, 2007, as compared to $421.1 million in 2006.  The increase in agricultural segment sales was the result of increased demand from the Company’s customers, which resulted from record farm income in 2007.

Gross profit in the agricultural market was $35.7 million for the year 2007, as compared to $42.5 million in 2006.  Income from operations in the agricultural market was $25.3 million for the year 2007, as compared to $27.4 million in 2006.  The decrease in gross profit and income from operations in the agricultural market was primarily attributed to the related disruption to production in Titan’s agricultural products resulting from the OTR realignment initiative.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):
	2007	2006	% Increase
Net sales	$277,206	$183,357	51%
Gross profit	47,848	28,099	70%
Income from operations	40,833	21,837	87%

The Company’s earthmoving/construction market net sales were $277.2 million for the year ended December 31, 2007, as compared to $183.4 million in 2006.  The expanded product offering of the General brand for OTR tires, along with added manufacturing capacity from the Bryan, Ohio, facility and the OTR realignment initiative accounted for the higher sales levels in the earthmoving/construction market in 2007.

Gross profit in the earthmoving/construction market was $47.8 million, as compared to $28.1 million in 2006.  The Company’s earthmoving/construction market income from operations was $40.8 million for the year 2007, up from $21.8 million in 2006.  The Bryan, Ohio, facility produces OTR tires for earthmoving, construction, and mining machinery in sizes larger than the Company was able to produce before this facility was acquired on July 31, 2006.  The increase in gross profit and income from operations in the earthmoving/construction segment is the result of margins realized on these larger earthmoving, construction and mining tires and additional OTR capacity.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):
	2007	2006	% (Decrease) Increase
Net sales	$44,173	$75,001	(41%)
Gross profit	3,431	2,771	24%
Income from operations	2,546	1,655	54%

Consumer market net sales were $44.2 million for the year ended December 31, 2007, as compared to $75.0 million in 2006.  The Goodyear farm tire acquisition agreement included an off-take/mixing agreement for certain product sales to Goodyear.  The decrease in consumer market sales was primarily related to a reduction in sales to The Goodyear Tire and Rubber Company of approximately $24 million for the twelve months ended December 31, 2007, as compared to 2006.

Gross profit from the consumer market was $3.4 million as compared to $2.8 million in 2006.  Consumer market income from operations was $2.5 million for the year 2007 as compared to $1.7 million in 2006.  The increase in gross profit and income from operations in the consumer segment was the result of a shift to higher margin products.

Segment Summary
(Amounts in thousands)
2007	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$515,642	$277,206	$44,173	$0	$837,021
Gross profit (loss)	35,742	47,848	3,431	(2,890)	84,131
Income (loss) from operations	25,324	40,833	2,546	(43,865)	24,838

2006
Net sales	$421,096	$183,357	$75,001	$0	$679,454
Gross profit (loss)	42,511	28,099	2,771	(603)	72,778
Income (loss) from operations	27,351	21,837	1,655	(28,832)	22,011

Corporate Expenses
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $43.9 million for the year ended December 31, 2007, as compared to $28.8 million in 2006.

Corporate expenses for the year ended December 31, 2007, was composed of the following:  (i) selling and marketing expenses of approximately $17 million; (ii) CEO and executive incentives of approximately $7 million; and (iii) administrative expenses of approximately $20 million.

Corporate expenses for the year ended December 31, 2006, was composed of the following:  (i) selling and marketing expenses of approximately $12 million; (ii) CEO and executive incentives of approximately $3 million; and (iii) administrative expenses of approximately $14 million.

The increase of approximately $5 million in selling and marketing expenses in 2007 as compared to 2006 resulted primarily from the higher sales levels.  The increase of approximately $4 million in the CEO and executive incentives is primarily related to the substantial appreciation in Titan’s stock price during 2007.  The increase of approximately $6 million in administrative costs in 2007 was primarily related to higher professional fees.

FISCAL YEAR ENDED DECEMBER 31, 2006, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2005

RESULTS OF OPERATIONS
The following tables and discussions provide highlights for the year ended December 31, 2006, compared to 2005 (amounts in thousands):
	2006	2005	% Increase
Net sales	$679,454	$470,133	45%
Gross profit	72,778	64,210	13%
Gross profit margin	10.7%	13.7%

Net Sales
Net sales for the year ended December 31, 2006, were $679.5 million compared to $470.1 million for the year ended December 31, 2005.  The large sales improvement of $209.4 million, or 45%, for the year ended December 31, 2006, was attributed to the expanded agricultural product offering of Goodyear branded farm tires and the expanded earthmoving, construction and mining product offering of Continental & General branded off-the-road (OTR) tires.  These product offerings came with the added manufacturing capacity from the Freeport, Illinois, facility, which was approximately $186 million in 2006, and the Bryan, Ohio, OTR facility, which was approximately $41 million from the acquisition date of July 31, 2006 through December 31, 2006.

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

Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):
	2006	2005	% Increase
Selling, general and administrative	$45,766	$37,006	24%
Percentage of net sales	6.7%	7.9%

Selling, general and administrative (SG&A) expenses were $45.8 million or 6.7% of net sales for the year ended December 31, 2006, as compared to $37.0 million or 7.9% of net sales for 2005.  Research and development (R&D) expenses, which were previously shown separately, have been combined with the SG&A expenses due to the reduced level of R&D expenditures.  R&D expenses were $1.3 million and $0.8 million for the years ended December 31, 2006 and 2005, respectively.  SG&A expenses for the year ended December 31, 2006, were approximately $5 million higher as a result of the Freeport and Bryan acquisitions and their associated selling expenses.  However, as a result of the higher sales levels, SG&A expenses decreased by approximately 1% when expressed as a percentage of net sales.

The Company’s profit margins have been negatively affected by the depreciation associated with the idled assets marketed for sale.  The Company incurred $3.6 million and $4.7 million in depreciation related to the idled assets for the years ended December 31, 2006 and 2005, respectively.  This idled asset depreciation, which was previously shown separately, is included in the SG&A expenses.  As a result of the Goodyear North American farm tire asset acquisition and the Continental OTR asset acquisition, the Company is placing these assets back into service primarily at the Des Moines, Iowa, Freeport, Illinois, and Bryan, Ohio facilities.  Therefore, in December 2006, the idled assets balance of approximately $14 million was reclassified to property, plant and equipment, leaving no balance at December 31, 2006.

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

Income from operations for the year ended December 31, 2006, was $22.0 million or 3.2% of net sales, compared to $12.0 million or 2.6% in 2005.  Income from operations was affected by the items previously discussed in the cost of sales, administrative, royalty, and legal charge line items.

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

Corporate Expenses
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $28.8 million for the year ended December 31, 2006, as compared to $39.2 million in 2005.  Included in the December 31, 2005, corporate expenses of $39.2 million was $15.2 million for the Dyneer legal charge as previously discussed.  The December 31, 2005, corporate expenses without the Dyneer legal charge would have been $24.0 million.  The increase in corporate expenses without the Dyneer legal charge related primarily to higher sales and marketing expenses related to the acquisition of Freeport and Bryan of approximately $3 million for 2006 as compared to 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of December 31, 2007, the Company had $58.3 million of cash balances within various bank accounts.  This cash balance increased by $24.9 million from December 31, 2006, due to the following cash flow discussion items.

Operating Cash Flows
For the year ended December 31, 2007, operating activities provided cash of $76.0 million.  This cash was primarily provided by a decrease in inventories of $26.6 million and increases of $18.1 million in accounts payable and $16.7 million in other current liabilities.  Positive cash flows were offset by net loss of $(7.2) million and an increase in accounts receivable of $24.5 million.  Included as a reduction to net income were noncash charges of $28.6 million for depreciation and amortization and $13.4 million for a debt conversion charge.

In comparison, for the year ended December 31, 2006, cash of $5.3 million was used for operating activities.  This usage was primarily the result of increases in accounts receivable and inventories of $26.8 million and $19.5 million, respectively, offset by an increase in other current liabilities of $13.4 million and net income of $5.1 million.  Included as a reduction to net income were noncash charges for depreciation and amortization of $26.9 million.

Operating cash flows increased $81.3 million from the year ended December 31, 2006, to December 31, 2007.  This increase was largely the result of cash flows from inventories increasing $46.1 million and cash flows from accounts payable increasing by $16.7 million.  In 2007, the Company was successful in decreasing its finished goods inventory at its recently acquired facilities in Freeport, Illinois, and Bryan, Ohio.  Accounts payable increased in 2007 as a result of higher purchases resulting from higher sales levels.

For the year ended December 31, 2005, positive cash flows from operating activities of $23.2 million resulted primarily from income of $11.0 million and a decrease in accounts receivable of $5.7 million.  Included as a reduction to net income were noncash charges of $20.7 million for depreciation and amortization and $7.2 million for a convertible debt conversion charge.  Included as an addition to net income was a noncash benefit of $14.5 million for deferred income tax.

Operating cash flows decreased $28.5 million from the year ended December 31, 2005, to December 31, 2006.  This decrease was largely the result of cash flows from accounts receivable decreasing $32.4 million and cash flows from inventories decreasing $21.7 million.  These decreased cash flows resulted from large increases in accounts receivable and inventory as the result of higher sales levels.  These decreases were offset by an increase in noncash deferred income tax charges of $17.1 million.

Investing Cash Flows
Net cash used for investing activities was $46.4 million in 2007, as compared to $52.7 million in 2006 and $76.7 million in 2005.  Titan invested $44.6 million for the Continental OTR tire acquisition in 2006, while the Company invested $100.0 million for the Goodyear North American farm tire acquisition in 2005.

The Company invested a total of $38.0 million in capital expenditures in 2007, compared to $8.3 million in 2006 and $6.8 million in 2005.  Of the $38.0 million of capital expenditures in 2007, approximately $22 million relates to the Company’s giant OTR mining tire project.  The remaining expenditures represent various equipment purchases and improvements to enhance production capabilities.  The Company estimates that current commitments related to the OTR Project at this time are approximately $59 million, including the 2007 disbursement of approximately $22 million.  In addition to the OTR Project, the Company estimates that its capital expenditures for other projects for 2008 could be approximately $18 million.

Investing cash flows decreased $24.0 million from the year ended December 31, 2005, to December 31, 2006.  This decrease was primarily the result of less cash used for the Continental off-the-road (OTR) asset acquisition in 2006 as compared to the cash used for the Goodyear North American farm tire acquisition in 2005.

Financing Cash Flows
Net cash used by financing activities was $4.7 million in 2007.  This cash use was primarily used for payment of debt of $10.2 million offset by proceeds of $6.6 million from the exercise of stock options.  Net cash provided by financing activities in 2006 was $90.8 million.  This cash was primarily provided by $88.9 million of net debt proceeds.  In addition, the exercise of stock options provided $5.4 million in cash and the payment of financing fees used $3.7 million of cash.  In 2005, cash of $53.0 million was provided by financing activities, the result of net debt proceeds of $53.4 million.

Financing cash flows decreased $95.5 million from the year ended December 31, 2006, to the year ended December 31, 2007.  Also, financing cash flows increased $37.8 million from the year ended December 31, 2005, to December 31, 2006.  The large changes from year to year are primarily the result of changes in total debt borrowings.  The net debt amounts changed primarily as the result of cash used for acquisitions.

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

The Company is in compliance with these covenants and restrictions as of December 31, 2007.  The collateral coverage was calculated to be 66.8 times the outstanding revolver balance at December 31, 2007.

The fixed charge coverage ratio did not apply for the quarter ended December 31, 2007.  The credit facility usage was $6.1 million at December 31, 2007, consisting exclusively of letters of credit of $6.1 million with no cash borrowings.

Other Items
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.  Historically, Titan tends to experience higher sales demand in the first and second quarters.

The Company’s Board of Directors authorized Titan to repurchase up to 10.0 million shares of its common stock.  No Titan stock was repurchased in 2007 or 2006.  The Company repurchased 7.5 million shares in prior years leaving Titan with authorization to repurchase an additional 2.5 million common shares subject to debt agreement covenants.  The Company has no plans to repurchase any Titan common stock at this time.

LIQUIDITY OUTLOOK
At December 31, 2007, the Company had unrestricted cash and cash equivalents of $58.3 million and $243.9 million of unused availability under the terms of its revolving credit facility (credit facility).  The availability under the Company’s $250 million credit facility was reduced by $6.1 million for outstanding letters of credit.  The Company expects to contribute approximately $1 million to its frozen defined benefit pension plans during 2008.  The Company has a net operating loss carryforward of approximately $13 million, expiring primarily in 2023, which is expected to reduce the Company’s income tax payments in the future.

In May 2007, Titan’s Board of Directors approved funding for the Company to increase giant OTR mining tire production capacity to include 57-inch and 63-inch giant radial tires (the “OTR Project”).  The Company estimates that current commitments related to the OTR Project at this time are approximately $59 million, of which approximately $22 million was disbursed in 2007.  Additional capital expenditure commitments will be incurred through 2008 as the OTR Project moves to completion.  The final cost of these additional OTR capital items have not been finalized at this time.  The Company currently anticipates that cash on hand and anticipated internal cash flows from operations will allow the Company sufficient funds for completion of the OTR Project.  In addition to the OTR Project, the Company estimates that its capital expenditures for other projects for 2008 could be approximately $18 million.

Cash on hand and anticipated internal cash flows from operations are expected to provide sufficient liquidity for working capital needs and capital expenditures including the OTR Project.  The Company has a $250 million credit facility and currently there are no cash borrowings on the facility.  If the Company were to exhaust the availability on this facility or were not to meet the financial covenants and conditions of its loan agreements, the Company’s ability to secure additional funding may be limited.

INFLATION
The Company is subject to the effect of price fluctuations.  During 2007, 2006 and 2005, the Company realized price increases for purchases of steel and rubber used in the manufacture of its products.  While the cost outlook for commodities used in the Company’s production is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments.  However, these price adjustments usually lag the inflationary pressures.

CONTRACTUAL OBLIGATIONS
The Company’s contractual obligations at December 31, 2007, consisted of the following (in thousands):
	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$200,000	$0	$0	$200,000	$0
Interest expense (a)	64,667	16,000	32,000	16,667	0
Operating leases	4,713	1,915	2,207	591	0
Purchase obligations	6,262	2,373	3,889	0	0
Other long-term liabilities (b)	900	900	0	0	0
Royalty payment (c)	30,000	6,000	12,000	12,000	0
Total	$306,542	$27,188	$50,096	$229,258	$0

(a)
Interest expense is estimated based on the Company’s year-end 2007 debt balances and maturities.  The estimates assume no revolver borrowings.  The Company’s actual debt balances and interest rates may fluctuate in the future.  Therefore, actual interest payments may vary from those payments detailed in the above table.

(b)
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

(c)
The Company pays a royalty relating to a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America.  Under this agreement, royalty trademark payments would cease immediately if Titan discontinued using the Goodyear trademark.  Titan currently plans to continue using the Goodyear trademark until circumstances require a change.  Titan’s royalty payment to Goodyear for the next five years, the current term of the agreement, using the annual 2007 royalty payment of approximately $6 million as an estimate would total approximately $30 million.  The actual royalty amount paid to Goodyear in the future will vary based on the sales of certain off-highway tires in North America and the continuation of the license agreement.

OFF-BALANCE SHEET ARRANGEMENTS
The Company has no material off-balance sheet arrangements.

MARKET RISK SENSITIVE INSTRUMENTS
Exchange Rate Sensitivity
The Company is exposed to fluctuations in the British pound and Euro world currencies.  Titan does not hedge foreign currency transaction or translation exposures.  The Company’s net investment in foreign entities translated into U.S. dollars was $34.5 million at December 31, 2007, and $65.9 million at December 31, 2006.  The hypothetical potential loss in value of the Company’s net investment in foreign entities resulting from a 10% adverse change in foreign currency exchange rates at December 31, 2007, would amount to approximately $3.5 million.

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

Interest Rate Sensitivity
The Company has a $250 million credit facility that has a variable interest rate.  If the credit facility were fully drawn, a change in the interest rate of 100 basis points, or 1%, would change the Company’s interest expense by approximately $2.5 million.  At December 31, 2007, the Company had no cash borrowings on the credit facility.

At December 31, 2007, the fair value of the senior unsecured notes, based on market prices obtained through independent pricing sources, was approximately $193 million, compared to a carrying value of $200 million.

MARKET CONDITIONS AND OUTLOOK
In 2007, Titan experienced strong demand for the Company’s agricultural and earthmoving/construction products.  This strong demand is expected to continue into 2008.  The strength in the agricultural market is the result of high commodity prices which have resulted from the continuing increase in the use of biofuels.  High prices for metals, oil and gas have created a large demand for the Company’s earthmoving and mining products.

In May 2007, Titan’s Board of Directors approved funding for the Company to increase giant OTR mining tire production capacity to include 57-inch and 63-inch giant radial tires.  This funding should allow Titan to produce up to an estimated 6,000 giant radial tires a year.  Titan estimates this may increase sales as much as $240 million on an annual basis.  The Company currently plans to be in start-up production of these giant mining tires by the end of the second quarter of 2008.

Higher energy, raw material and petroleum-based product costs may continue to negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales are forecasted to remain strong for 2008.  The farm economy is being helped by strong commodity prices.  However, the farm economy is also affected by high input costs for fuel and fertilizer.  The increasing demand for grain-based ethanol and soybean-based biodiesel fuel has increased commodity prices and should support farm income levels in the long-term.  Ethanol production is projected to continue to expand sharply through 2009/2010.  The increasing demand for biofuels has supported all agricultural commodity prices as acreage has been shifted from other crops to those used in biofuels.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Sales for the earthmoving/construction market are expected to remain strong in 2008.  Metals, oil and gas prices have remained high and at levels that are attractive for continued investment, which will maintain support for earthmoving and mining sales.  However, the decline in the United States housing market has caused a decline in equipment used for housing construction.  The Company’s OTR production realignment is allowing Titan to expand production in earthmoving/construction tire sizes that are in short supply.  The OTR Project should begin to add significant capacity for giant mining tires in the second half of 2008.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations and housing starts.

CONSUMER MARKET OUTLOOK
The current overall uncertainty in consumer spending resulting from the housing market decline makes consumer market projections especially difficult.  Titan’s sales in the consumer market include sales to Goodyear, which fluctuate significantly based upon their future product requirements, including an off-take/mixing agreement.  This agreement includes mixed stock, which is a prepared rubber compound used in tire production.  The Company’s consumer market sales may fluctuate significantly related to sales volumes under the off-take/mixing agreement with Goodyear.  The Company expects the remaining consumer market sales to be about even in 2008.  Many factors affect the consumer market including weather, competitive pricing, energy prices and consumer attitude.

PENSIONS
The Company has three frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002.  These plans are described in Note 20 of the Company’s Notes to Consolidated Financial Statements.

The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors.  Certain of these assumptions are determined with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends.  These assumptions are reviewed on a regular basis and revised when appropriate.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations.  During the twelve months ended December 31, 2007, the Company contributed cash funds of approximately $1 million to the frozen defined benefit pension plans.  In addition, the Company contributed 0.2 million shares of Titan common stock with an approximate value of $5 million to the frozen pension plans in 2007.  Titan expects to contribute approximately $1 million to these frozen defined benefit pension plans during 2008.

In October 2007, the Titan Tire Bryan pension plan, adopted at the date of the Continental OTR asset acquisition and frozen from its inception, received cash transfers of approximately $25 million from Continental Tire North America’s frozen pension plan for the Bryan, Ohio, location.  The amount transferred into the frozen plan was actuarially approved to be a fully funded plan.

Titan’s projected benefit obligation at December 31, 2007, was $95.4 million as compared to $68.8 million at December 31, 2006.  The Company’s defined benefit pension plans were underfunded by $0.9 million at December 31, 2007.  During 2007, the Company recorded net periodic pension cost of $0.2 million.  Accumulated other comprehensive loss recorded for defined benefit pension plans, net of tax, was $15.6 million and $16.4 million at December 31, 2007 and 2006, respectively.  Other comprehensive income is recorded as a direct charge to stockholders’ equity and does not affect net income.  Titan will be required to record net periodic pension cost in the future; these costs may fluctuate based upon revised assumptions and could negatively affect the Company’s financial position, cash flows and results of operations.

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

Statement of Financial Accounting Standards Number 141 (revised 2007)
In December 2007, SFAS No. 141 (revised 2007), “Business Combinations,” was issued.  This statement requires an acquirer to recognize assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is evaluating the effect the adoption of this standard will have on its consolidated financial position, results of operations and cash flows.

Statement of Financial Accounting Standards Number 160
In December 2007, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” was issued.  This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is evaluating the effect the adoption of this standard will have on its consolidated financial position, results of operations and cash flows.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7, Part II of this report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15, Part IV of this report, “Exhibits, Financial Statement Schedules.”

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
The information required by this item regarding the Company’s directors is incorporated by reference to the Company’s 2008 Proxy Statement under the captions “Election of Mr. Cashin, Mr. Febbo and Mr. Quain as Directors,” “Directors Continuing in Office,” “Committees and Meetings of the Board of Directors” and “Corporate Governance.”

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

Maurice M. Taylor Jr., 63, has been Chief Executive Officer and a Director of the Company since 1990, when Titan was acquired in a management-led buyout by investors, including Mr. Taylor.  Mr. Taylor served as President of the Company from 1990 to 2005 and was appointed Chairman in 2005.

Ernest J. Rodia, 64, joined the Company in 2005 as Executive Vice President and Chief Operating Officer.  Prior to Titan, Mr. Rodia was employed for over 35 years by Goodyear Tire and Rubber Company, holding various engineering and manufacturing positions.

Kent W. Hackamack, 49, served as Corporate Controller of the Company from 1994 to 1996.  Mr. Hackamack was appointed Vice President of Finance and Treasurer in 1996.

Cheri T. Holley, 60, joined the Company in 1994 as General Counsel and Secretary.  Ms. Holley was appointed Vice President in 1996.

Section 16(a) beneficial ownership reporting compliance
The information required by this item regarding beneficial ownership reporting compliance is incorporated by reference to the Company’s 2008 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s 2008 Proxy Statement under the caption “Compensation of Executive Officers.”

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information concerning equity compensation plans, the information required by this item is incorporated by reference to the Company’s 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table provides information about shares of Titan common stock that may be issued under Titan’s equity compensation plans, as of December 31, 2007:
Plan Category	(i) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(ii) Weighted-average exercise price of outstanding options, warrants and rights	(iii) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i))
Equity compensation plans approved by security holders	699,200	(a)	12.26	1,217,720
Equity compensation plans not approved by security holders	0		n/a	0
Total	699,200		12.26	1,217,720

(a)	Amount includes outstanding stock options under the Company’s 1993 Stock Incentive Plan, 1994 Non-Employee Director Stock Option Plan and 2005 Equity Incentive Plan.

For additional information regarding the Company’s stock option plans, please see Note 21 of the Company’s Notes to Consolidated Financial Statements.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s 2008 Proxy Statement under the caption “Related Party Transactions” and “Corporate Governance” and also appears in Note 25 of the Company’s Notes to Consolidated Financial Statements.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s 2008 Proxy Statement under the caption “Audit and Other Fees.”

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

	Management’s Responsibility for Financial Statements and Report on Internal Control Over Financial Reporting	F-1

	Report of Independent Registered Public Accounting Firm	F-2

	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	F-3

	Consolidated Balance Sheets at December 31, 2007 and 2006	F-4

	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2006 and 2007	F-5

	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-6

	Notes to Consolidated Financial Statements	F-7 through F-34

2.	Financial Statement Schedule

	Schedule II – Valuation Reserves	S-1

3.	Exhibits

The accompanying Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	February 27, 2008	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2008.

Signatures	Capacity

/s/ MAURICE M. TAYLOR JR.	Chairman and Chief Executive Officer
Maurice M. Taylor Jr.	(Principal Executive Officer)

/s/ KENT W. HACKAMACK	Vice President of Finance and Treasurer
Kent W. Hackamack	(Principal Financial Officer and
Principal Accounting Officer)

/s/ J. MICHAEL A. AKERS	Director
J. Michael A. Akers

/s/ ERWIN H. BILLIG	Director
Erwin H. Billig

/s/ EDWARD J. CAMPBELL	Director
Edward J. Campbell

/s/ RICHARD M. CASHIN JR.	Director
Richard M. Cashin Jr.

/s/ ALBERT J. FEBBO	Director
Albert J. Febbo

/s/ MITCHELL I. QUAIN	Director
Mitchell I. Quain

/s/ ANTHONY L. SOAVE	Director
Anthony L. Soave

TITAN INTERNATIONAL, INC.

Exhibit Index
Annual Report on Form 10-K

Exhibit
No.	DESCRIPTION
3.1 (a)	Amended Restated Articles of Incorporation of the Company
3.2 (b)	Bylaws of the Company
4.1 (c)	Indenture between the Company and U.S. Bank National Association dated December 28, 2006
10.1 (d)	1994 Non-Employee Director Stock Option Plan
10.2 (d)	1993 Stock Incentive Plan
10.3 (e)	Credit Agreement dated July 23, 2004, among the Company and LaSalle Bank National Association and General Electric Capital Corporation
10.4 (f)	First Amendment to Credit Agreement among the Company and LaSalle Bank National Association and General Electric Capital Corporation dated February 16, 2005
10.5 (g)	2005 Equity Incentive Plan
10.6 (h)	Second Amendment to Credit Agreement among the Company and LaSalle Bank National Association dated October 21, 2005
10.7 (i)	Third Amendment to Credit Agreement among the Company and LaSalle Bank National Association dated June 28, 2006
10.8 (j)	Fourth Amendment to Credit Agreement among the Company and LaSalle Bank National Association dated February 8, 2007
10.9 (k)	Fifth Amendment to Credit Agreement among the Company and LaSalle Bank National Association dated December 12, 2007
21*	Subsidiaries of the Registrant
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

(a)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for the quarterly period ended September 30, 1998 (No. 001-12936).
(b)	Incorporated by reference to the same numbered exhibit contained in the Company’s Registration Statement on Form S-4 (No. 33-69228).
(c)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form S-4 (No. 333-141865).
(d)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-61743).
(e)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for the quarterly period ended June 30, 2004 (No. 001-12936).
(f)	Incorporated by reference to the same numbered exhibit contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (No. 001-12936).
(g)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on March 30, 2005.
(h)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on October 24, 2005.
(i)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on June 29, 2006.
(j)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on February 8, 2007.
(k)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on December 13, 2007.

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

The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  The consolidated financial statements as of December 31, 2007, have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Management has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholders of
Titan International, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index under item 15(a)(1) present fairly, in all material respects, the financial position of Titan International Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing on page F-1.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
St. Louis, MO
February 27, 2008

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,
	2007	2006	2005
Net sales	$837,021	$679,454	$470,133
Cost of sales	752,890	606,676	405,923
Gross profit	84,131	72,778	64,210
Selling, general and administrative expenses	53,138	45,766	37,006
Royalty expense	6,155	5,001	0
Dyneer legal charge	0	0	15,205
Income from operations	24,838	22,011	11,999
Interest expense	(18,710)	(17,001)	(8,617)
Noncash convertible debt conversion charge	(13,376)	0	(7,225)
Other income, net	3,364	3,564	958
(Loss) income before income taxes	(3,884)	8,574	(2,885)
Provision (benefit) for income taxes	3,363	3,430	(13,927)
Net (loss) income	$(7,247)	$5,144	$11,042

(Loss) earnings per common share:
Basic	$(.28)	$.26	$.61
Diluted	(.28)	.26	.60

Average common shares and equivalents outstanding:
Basic	25,665	19,702	18,053
Diluted	25,665	20,044	18,284

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31,
Assets	2007	2006
Current assets
Cash and cash equivalents	$58,325	$33,412
Accounts receivable (net of allowance of $5,258 and $4,818, respectively)	98,394	73,882
Inventories	128,048	154,604
Deferred income taxes	25,159	29,234
Prepaid and other current assets	17,839	18,801
Total current assets	327,765	309,933

Property, plant and equipment, net	196,078	184,616
Investment in Titan Europe Plc	34,535	65,881
Goodwill	11,702	11,702
Other assets	20,415	12,994

Total assets	$590,495	$585,126

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt	$0	$98
Accounts payable	43,992	25,884
Other current liabilities	43,788	36,942
Total current liabilities	87,780	62,924

Long-term debt	200,000	291,266
Deferred income taxes	14,044	27,924
Other long-term liabilities	16,149	15,835
Total liabilities	317,973	397,949

Commitments and contingencies: Notes 13, 22 and 23

Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized, 30,577,356 issued)	30	30
Additional paid-in capital	303,908	258,071
Retained earnings	29,012	36,802
Treasury stock (at cost, 3,229,055 and 10,678,454 shares, respectively)	(29,384)	(96,264)
Accumulated other comprehensive loss	(31,044)	(11,462)
Total stockholders’ equity	272,522	187,177

Total liabilities and stockholders’ equity	$590,495	$585,126

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(All amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance January 1, 2005	#16,326,426	$27	$203,239	$21,385	$(101,204)	$(16,566)	$106,881

Comprehensive income (loss):
Net income				11,042			11,042
Currency translation adjustment						(3,168)	(3,168)
Minimum pension liability, net of tax						(18)	(18)
Comprehensive income				11,042		(3,186)	7,856
Dividends paid on common stock				(374)			(374)
Gain on investee transaction, net of tax			10,471				10,471
Note conversion	3,022,275	3	40,928				40,931
Exercise of stock options	135,860		568		1,220		1,788
Issuance of treasury stock under 401(k) plan	18,645		93		167		260
Balance December 31, 2005	19,503,206	30	255,299	32,053	(99,817)	(19,752)	167,813

Comprehensive income (loss):
Net income				5,144			5,144
Unrealized gain on investment, net of tax						6,126	6,126
Minimum pension liability, net of tax						3,225	3,225
Comprehensive income				5,144		9,351	14,495
Adjustment to initially apply SFAS No. 158, net of tax						(1,061)	(1,061)
Dividends paid on common stock				(395)			(395)
Exercise of stock options	382,190		2,647		3,432		6,079
Issuance of treasury stock under 401(k) plan	13,506		125		121		246
Balance December 31, 2006	19,898,902	30	258,071	36,802	(96,264)	(11,462)	187,177

Comprehensive (loss) income:
Net loss				(7,247)			(7,247)
Unrealized loss on investment, net of tax						(20,375)	(20,375)
Defined benefit pension plan entries, net of tax						793	793
Comprehensive income				(7,247)		(19,582)	(26,829)
Dividends paid on common stock				(543)			(543)
Note conversion	6,577,200		35,240		59,049		94,289
Exercise of stock options	444,530		2,640		3,991		6,631
Issuance of treasury stock for funding contractual obligations on employee contracts	214,000		4,184		1,921		6,105
Issuance of treasury stock for pension plans	200,000		3,536		1,796		5,332
Issuance of treasury stock under 401(k) plan	13,669		237		123		360
Balance December 31, 2007	#27,348,301	$30	$303,908	$29,012	$(29,384)	$(31,044)	$272,522

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
Cash flows from operating activities:	2007	2006	2005
Net (loss) income	$(7,247)	$5,144	$11,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,620	26,850	20,746
Deferred income tax provision (benefit)	1,995	2,597	(14,476)
Noncash convertible debt conversion charge	13,376	0	7,225
Undistributed earnings of unconsolidated affiliate	0	0	(2,024)
Excess tax benefit from stock options exercised	0	(646)	0
Issuance of treasury stock under 401(k) plan	360	246	260
(Increase) decrease in assets:
Accounts receivable	(24,512)	(26,770)	5,669
Inventories	26,556	(19,509)	2,212
Prepaid and other current assets	(1,738)	(3,675)	1,938
Other assets	(1,566)	(3,525)	852
Increase (decrease) in liabilities:
Accounts payable	18,108	1,449	(2,298)
Other current liabilities	16,668	13,443	(260)
Other liabilities	5,373	(898)	(7,727)
Net cash provided by (used for) operating activities	75,993	(5,294)	23,159

Cash flows from investing activities:
Acquisition of off-the-road (OTR) assets	(8,900)	(44,642)	0
Goodyear North American farm tire acquisition	0	0	(100,000)
Capital expenditures	(38,048)	(8,282)	(6,752)
Decrease in restricted cash deposits	0	0	24,500
Asset disposals	532	198	5,509
Net cash used for investing activities	(46,416)	(52,726)	(76,743)

Cash flows from financing activities:
Proceeds from borrowings	0	200,000	0
Payment on debt	(10,164)	(11,995)	(1,296)
(Payment) proceeds on revolving credit facility, net	0	(99,100)	54,700
Proceeds from exercise of stock options	6,631	5,407	1,500
Excess tax benefit from stock options exercised	0	646	0
Payment of financing fees	(625)	(3,725)	(1,500)
Dividends paid	(506)	(393)	(358)
Net cash (used for) provided by financing activities	(4,664)	90,840	53,046

Net increase (decrease) in cash and cash equivalents	24,913	32,820	(538)
Cash and cash equivalents, beginning of year	33,412	592	1,130
Cash and cash equivalents, end of year	$58,325	$33,412	$592

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Inventories
Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method in 2007 for approximately 67% of inventories and the last-in, first-out (LIFO) method for approximately 33% of inventories.  The major rubber material inventory and related work-in-process and their finished goods are accounted for under the FIFO method.  The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method.  Market value is estimated based on current selling prices.  Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price based on historical experience.

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

Interest is capitalized on fixed asset projects which are constructed over a period of time.  The amount of interest capitalized is determined by applying an interest rate to the average amount of accumulated expenditures for the asset during the period.  The interest rate used is based on the rates applicable to borrowings outstanding during the period.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred financing costs
Deferred financing costs are costs incurred in connection with the Company’s revolving credit facility and senior unsecured notes. The costs associated with the revolving credit facility are being amortized over the remaining term of the facility.  The costs associated with the senior unsecured notes are amortized straight line over five years, the term of the notes.  Amortization of deferred financing costs for the debt facilities approximates the effective interest rate method.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value.  Investments in marketable equity securities are recorded at fair value.  The senior unsecured notes are the only significant financial instrument of the Company with a fair value different from the recorded value.  At December 31, 2007, the fair value of the senior unsecured notes, based on market prices obtained through independent pricing sources, was approximately $193 million, compared to a carrying value of $200 million.

Available-for-sale securities
The Company has an investment in Titan Europe Plc of $34.5 million as of December 31, 2007, representing a 17.3% ownership position.  Titan Europe Plc is publicly traded on the AIM market in London, England.  This investment is recorded as “Investment in Titan Europe Plc” on the consolidated balance sheet.  In accordance with SFAS No. 115, the Company records the Titan Europe Plc investment as an available-for-sale security and reports this investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.  Should the fair value decline below the cost basis, the Company would be required to determine if this decline is other than temporary.  If the decline in fair value were judged to be other than temporary, an impairment charge would be recorded.  Declared dividends on this investment are recorded in income as a component of other income.

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

Foreign currency translation
The financial statements of the Company’s foreign subsidiaries are translated to United States currency in accordance with SFAS No. 52, “Foreign Currency Translation.”  Assets and liabilities are translated to United States dollars at period-end exchange rates.  Income and expense items are translated at average rates of exchange prevailing during the period.  Translation adjustments are included in “Accumulated other comprehensive loss” in stockholders’ equity.  As of December 2007, the Company’s investment in Titan Europe Plc was classified as available-for-sale securities and this investment is recorded as “Investment in Titan Europe Plc” on the consolidated balance sheet.  Gains and losses that result from foreign currency transactions are included in the accompanying consolidated statements of operations.

Impairment of goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable, as required by the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.  The carrying amount of $11.7 million of goodwill by segment at December 31, 2007, was (i) agricultural of $6.9 million, (ii) earthmoving/construction of $3.6 million and (iii) consumer of $1.2 million.  Based on a discounted cash flow method at December 31, 2007, the Company’s computation showed no impairment.  See Note 8 for additional information.

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

Selling, general and administrative expense
Selling, general and administrative expense is comprised primarily of sales commissions, marketing expense, selling and administrative wages, information system costs, legal fees, bank charges, audit fees, research and development, depreciation and amortization expense on non-manufacturing assets, and other administrative items.

Research and development expense
Research and development (R&D) expenses are expensed as incurred and included as part of selling, general and administrative expense.  R&D costs were $1.7 million, $1.3 million and $0.8 million for the years of 2007, 2006 and 2005, respectively.

Advertising
Advertising expenses are included in selling, general and administrative expense and are expensed as incurred.  Advertising expenses were approximately $2 million for the year ended December 31, 2007, and less than $1 million for the years ended December 31, 2006 and 2005.

Warranty costs
The Company provides limited warranties on workmanship on its products in all market segments.  The provision for estimated warranty costs is made in the period when such costs become probable and is based on past warranty experience.  Warranty costs were $8.9 million, $5.5 million and $2.6 million for the years of 2007, 2006 and 2005, respectively.  Warranty costs have increased due to the acquisition of the Freeport and Bryan facilities and the resulting higher sales levels.

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

Interest paid
The Company paid $10.2 million, $15.6 million and $7.5 million for interest in 2007, 2006 and 2005, respectively.  In 2006, the increase in interest paid of approximately $8 million was due to borrowings related to acquisition of the Freeport and Bryan facilities.  In 2007, the decrease in interest paid of approximately $5 million was due to higher accrued interest balance resulting from the timing of interest payments.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes paid
Titan paid $2.4 million, $0.2 million and $1.9 million for income taxes in 2007, 2006 and 2005, respectively.

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

Stock-based compensation
At December 31, 2007, the Company has three stock-based compensation plans, which are described in Note 21.  In 2005 and prior years, the Company applied the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans.  No stock-based compensation expense was recorded in the consolidated financial statements under this method, as any stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.  The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation for the year ended December 31, 2005 (in thousands, except share data):
2005
Net income – as reported	$11,042
Deduct: Total stock-based compensation expense
determined under fair value method for all awards,
net of related tax effects	(5,255)
Pro forma net income	$5,787

Income per share:
Basic – as reported	$.61
Basic – pro forma	.32

Diluted – as reported	$.60
Diluted – pro forma	.32

The Company granted no stock options in 2007 or 2006.  The weighted-average fair value of stock options granted in 2005 was $9.56 and was calculated at the time of issue using the Black-Scholes option-pricing model with the following assumptions used for grants:
	2007 (a)	2006 (a)	2005
Stock price volatility	n/a	n/a	66%
Risk-free interest rate	─	─	3.7% - 4.4%
Expected life of options	─	─	6 years
Dividend yield	─	─	.43% - .62%

(a)	The Company granted no stock options during 2007 or 2006.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassification
Certain amounts from prior years have been reclassified to conform to the current year’s presentation.  The predominant reclassification was that the 2006 and 2005 Consolidated Statements of Operations have been revised to combine idled assets for sale depreciation, which was previously shown separately, with the selling, general and administrative expenses.

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

Statement of Financial Accounting Standards Number 141 (revised 2007)
In December 2007, SFAS No. 141 (revised 2007), “Business Combinations,” was issued.  This statement requires an acquirer to recognize assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is evaluating the effect the adoption of this standard will have on its consolidated financial position, results of operations and cash flows.

Statement of Financial Accounting Standards Number 160
In December 2007, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” was issued.  This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is evaluating the effect the adoption of this standard will have on its consolidated financial position, results of operations and cash flows.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	ACQUISITIONS

Acquisition of Continental’s OTR Assets
On July 31, 2006, Titan Tire Corporation of Bryan, a subsidiary of Titan International, Inc., acquired the off-the-road (OTR) tire assets of Continental Tire North America, Inc. (Continental) in Bryan, Ohio.  Titan Tire Corporation of Bryan purchased the assets of Continental’s OTR tire facility for approximately $53 million in cash proceeds, including an initial cash payment of approximately $44 million and subsequent payment, made in the third quarter of 2007, of approximately $9 million.  The assets purchased included Continental’s OTR plant, property and equipment located in Bryan, Ohio, inventory and other current assets.  In addition, the Company recorded intangibles related to the acquisition as noncurrent assets and assumed certain warranty liabilities.  This acquisition expanded Titan’s product offering into larger earthmoving, construction and mining tires and added the manufacturing capacity of the Bryan, Ohio, facility.

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

The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2005, nor is it necessarily indicative of Titan’s future consolidated results of operations or financial position.  No pro forma information is presented for 2007 as both acquisitions were included in the consolidated results for the full year.

3.	ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2007 and 2006, consisted of the following (in thousands):
	2007	2006
Accounts receivable	$103,652	$78,700
Allowance for doubtful accounts	(5,258)	(4,818)
Accounts receivable, net	$98,394	$73,882

The Company had net accounts receivable of $98.4 million and $73.9 million at December 31, 2007 and 2006, respectively.  These amounts are net of allowance for doubtful accounts of $5.3 million and $4.8 million for the years ended 2007 and 2006, respectively.

4.	INVENTORIES

Inventories at December 31, 2007 and 2006, consisted of the following (in thousands):
	2007	2006
Raw material	$50,368	$57,814
Work-in-process	21,533	16,738
Finished goods	61,880	84,863
	133,781	159,415
Adjustment to LIFO basis	(5,733)	(4,811)
	$128,048	$154,604

The Company had inventories of $128.0 million and $154.6 million at December 31, 2007 and 2006, respectively.  Included in the above inventory balances at year-end 2007 and 2006 are reserves for slow-moving and obsolete inventory of $4.7 million and $3.2 million, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2007 and 2006, consisted of the following (in thousands):
	2007	2006
Prepaid supplies	$10,023	$9,227
Other	7,816	9,574
	$17,839	$18,801

Prepaid and other current assets consist primarily of prepaid supplies, which were $10.0 million and $9.2 million at December 31, 2007 and 2006, respectively.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2007 and 2006, consisted of the following (in thousands):
	2007	2006
Land and improvements	$3,098	$3,088
Buildings and improvements	78,462	78,230
Machinery and equipment	276,326	269,730
Tools, dies and molds	53,873	52,205
Construction-in-process	31,801	4,587
	443,560	407,840
Less accumulated depreciation	(247,482)	(223,224)
	$196,078	$184,616

The large increase in the construction-in-process balance relates to the giant OTR mining tire project.  At December 31, 2007, there was $22.5 million in construction-in-process related to this project, including $0.4 million of capitalized interest.

Depreciation on fixed assets for the years 2007, 2006 and 2005 totaled $26.1 million, $24.3 million, and $19.0 million, respectively.

7.	INVESTMENT IN TITAN EUROPE

Investment in Titan Europe Plc at December 31, 2007 and 2006, consisted of the following (in thousands):
	2007	2006
Investment in Titan Europe Plc	$34,535	$65,881

The Company owns a 17.3% ownership in Titan Europe Plc.  In accordance with SFAS No. 115, the Company records the Titan Europe Plc investment as an available-for-sale security and reports the investment at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of comprehensive income in stockholders’ equity.

The fair value of the Company’s investment in Titan Europe Plc was $34.5 million and $65.9 million at December 31, 2007 and 2006, respectively.  Titan Europe is publicly traded on the AIM market in London, England.  The December 31, 2007, fair value of $34.5 million was below the Company’s cost basis of $40.3 million.  The unrealized loss on the Titan Europe Plc investment was $5.8 million.  The unrealized loss resulted from a decline in the market price of Titan Europe Plc of over 40% in the fourth quarter of 2007.  No impairment charge has been recorded as this decline below cost basis was judged to be temporary at December 31, 2007.

Cash dividends received from Titan Europe Plc were $1.8 million, $1.3 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	GOODWILL

The carrying amount of goodwill at December 31, 2007 and 2006, consisted of the following (in thousands):
	2007	2006
Agricultural segment	$6,912	$6,912
Earthmoving/construction segment	3,552	3,552
Consumer segment	1,238	1,238
	$11,702	$11,702

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable as required by the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.  Based on a discounted cash flow method at December 31, 2007, the Company’s computation showed no impairment.  There can be no assurance that future goodwill tests will not result in an impairment charge.

9.	OTHER ASSETS

Other assets at December 31, 2007 and 2006, consisted of the following (in thousands):
	2007	2006
Contractual obligations	$6,277	$0
Deferred financing	4,897	7,534
Other receivable	2,700	0
Other	6,541	5,460
	$20,415	$12,994

The contractual obligations asset of $6.3 million at December 31, 2007, represents assets held in trusts to provide contractual obligations to certain executive officers that are due upon retirement or voluntary termination of employment.

10.	OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2007 and 2006, consisted of the following (in thousands):
	2007	2006
Wages and commissions	$10,850	$8,800
Accrued interest	7,487	322
Warranty	5,854	4,688
Insurance	4,250	4,458
Utilities	3,599	1,941
OTR asset acquisition	0	8,900
Other	11,748	7,833
	$43,788	$36,942

The large increase in accrued interest is the result of the timing of due dates of interest payments primarily relating to the senior unsecured notes issued in December 2006.  The OTR asset acquisition liability was the remaining amount due after final settlement, which was paid in the third quarter of 2007.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	WARRANTY COSTS

Changes in the warranty liability consisted of the following (in thousands):
	2007	2006
Warranty liability, January 1	$4,688	$1,838
Warranty assumed with asset purchase	0	1,800
Provision for warranty liabilities	8,901	5,534
Warranty payments made	(7,735)	(4,484)
Warranty liability, December 31	$5,854	$4,688

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

12.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2007 and 2006, consisted of the following (in thousands):
	2007	2006
Accrued employment liabilities	$11,726	$4,741
Accrued pension liabilities	2,092	8,682
Other	2,331	2,412
	$16,149	$15,835

Accrued employment liabilities at December 31, 2007, includes approximately $8 million for contractual and performance obligations upon retirement for certain executive officers.  The large increase in accrued employment liabilities is primarily the result of approximately $4 million in additional liability for the CEO’s performance incentives.  See Note 20 for additional information regarding the decrease in accrued pension liabilities.

13.	REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt at December 31, 2007 and 2006, consisted of the following (in thousands):
	2007	2006
Senior unsecured notes	$200,000	$200,000
Senior unsecured convertible notes	0	81,200
Industrial revenue bonds and other	0	10,164
	200,000	291,364
Less amounts due within one year	0	98
	$200,000	$291,266

Aggregate maturities of long-term debt are as follows (in thousands):
2008	$0
2009	0
2010	0
2011	0
2012	200,000
Thereafter	0
$200,000

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior unsecured notes
In December 2006, the Company closed its offering of $200 million 8% senior unsecured notes.  The notes were sold at par and are due January 2012.  Titan used the net proceeds from this offering to repay outstanding existing debt, excluding the senior unsecured convertible notes, and for general corporate purposes.

Revolving credit facility
The Company’s $250 million revolving credit facility (Credit Facility) with agent LaSalle Bank National Association (a Bank of America company) has an October 2009 termination date and is collateralized by a first priority security interest in certain assets of Titan and its domestic subsidiaries.  At December 31, 2007, the borrowings under the Credit Facility bore interest at a floating rate of prime rate plus 0% to 1% or LIBOR plus 1% to 2%.  There were no cash borrowings under this Credit Facility at December 31, 2007.  The facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants.  The Company is in compliance with these covenants and restrictions as of December 31, 2007.

Credit facility amendments
In February 2007, the Company amended the Credit Facility.  The amendment extended the termination date to October 2009 (previously October 2008).  The amendment also lowered borrowing rates, which are now based on a pricing grid that varies with the amount borrowed.  The borrowings under the Credit Facility bear interest at a floating rate of LIBOR plus 1% to 2% (previously 2.75%).  The amendment lowered the revolving loan availability from $250 million to $125 million with the ability to request an increase back to $250 million.

In December 2007, the Company amended the facility and increased the revolving loan availability back to a $250 million Credit Facility.

Senior unsecured convertible notes
In January 2007, the Company filed a registration statement relating to an offer to the holders of its 5.25% senior unsecured convertible notes due 2009 to convert their notes into Titan’s common stock at an increased conversion rate (the “Offer”).  Per the Offer, each $1,000 principal amount of notes was convertible into 81.0000 shares of common stock, which is equivalent to a conversion price of approximately $12.35 per share. Prior to the Offer, each $1,000 principal amount of notes was convertible into 74.0741 shares of common stock, which was equivalent to a conversion price of approximately $13.50 per share.

The registration statement relating to the shares of common stock to be offered was declared effective February 2007.  In March 2007, the Company announced 100% acceptance of the conversion offer and the $81.2 million of accepted notes were converted into 6,577,200 shares of Titan common stock.  Titan recognized a noncash chargeof $13.4 million in connection with this exchange in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt.”

Industrial revenue bonds and other
Other debt primarily consisted of industrial revenue bonds, loans from local and state entities, and other long-term notes.  All industrial revenue bonds and other debt were fully paid off in the first quarter of 2007.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following (in thousands):
	Currency Translation Adjustments	Unrealized Gain (Loss) on Investments	Minimum Pension Liability Adjustment	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2006	$(1,183)	$0	$(18,569)	$0	$(19,752)
Unrealized gain on investment, net of tax of $3,299	0	6,126	0	0	6,126
Minimum pension liability adjustment, net of tax of $595	0	0	3,225	0	3,225
Adoption of SFAS No. 158, net of tax of $651	0	0	15,344	(16,405)	(1,061)
Balance at December 31, 2006	(1,183)	6,126	0	(16,405)	(11,462)
Unrealized loss on investment, net of tax of $10,971	0	(20,375)	0	0	(20,375)
Defined benefit pension plan entries:
Plan acquisition, net of tax of $481	0	0	0	785	785
Unrecognized prior service cost, net of tax of $53	0	0	0	84	84
Unrecognized net loss, net of tax of $26	0	0	0	(42)	(42)
Unrecognized deferred tax liability, net of tax of $22	0	0	0	(34)	(34)
Balance at December 31, 2007	$(1,183)	$(14,249)	$0	$(15,612)	$(31,044)

15.	STOCKHOLDERS’ EQUITY

The Company is authorized by the Board of Directors to repurchase an additional 2.5 million common shares subject to debt agreement covenants.  The Company has no plans to repurchase any Titan common stock at this time.  Titan paid cash dividends of $.02 per share of common stock each year for 2007, 2006 and 2005.  Dividends paid totaled $0.5 million, $0.4 million and $0.4 million for 2007, 2006 and 2005, respectively.

In March 2007, the Company converted 100% of the 5.25% senior unsecured convertible notes due 2009 into Titan common stock at an increased conversion rate.  The exchange resulted in a decrease in treasury stock of $59.0 million and an increase to additional paid-in-capital of approximately $35.2 million.  Stockholder’s equity increased by $80.9 million in total as a result of this exchange.  See Note 17 for additional information.

16.	ROYALTY EXPENSE

Royalty expense consisted of the following (in thousands):
	2007	2006	2005
Royalty expense	$6,155	$5,001	$0

The Goodyear North American farm tire asset acquisition included a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses recorded for the years ended December 31, 2007 and 2006, were $6.2 million and $5.0 million, respectively.  No royalty expense was recorded in 2005, as this license agreement was not yet in place during 2005.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	NONCASH CONVERTIBLE DEBT CONVERSION CHARGE

Noncash convertible debt conversion charge consisted of the following (in thousands):
	2007	2006	2005
Noncash convertible debt charge	$13,376	$0	$7,225

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

The Company recognized a noncash charge of $13.4 million in connection with this exchange in accordance with Statement of Financial Accounting Standards (SFAS) No. 84, “Induced Conversions of Convertible Debt.”  This charge does not reflect $1.0 million of interest previously accrued on the notes.  The shares issued for the conversion were issued out of treasury shares.  The exchange resulted in a decrease in treasury stock of $59.0 million and an increase to additional paid-in capital of approximately $35.2 million.  Stockholder’s equity increased by $80.9 million in total as a result of this exchange.

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

18.	OTHER INCOME, NET

Other income consisted of the following (in thousands):
	2007	2006	2005
Interest income	$2,717	$1,681	$367
Dividend income – Titan Europe Plc	1,768	1,281	0
Equity income – Titan Europe Plc	0	0	2,938
Foreign exchange (loss) gain	(268)	975	(1,338)
Other expense	(853)	(373)	(1,009)
	$3,364	$3,564	$958

Interest income increased in 2007 as the result of higher cash balances.  Dividend income was recorded on the investment in Titan Europe Plc in 2007 and 2006, the years in which Titan Europe Plc was recorded as an available for sale security and reported at fair value.

Equity income was recorded on the Titan Europe Plc investment in 2005.  As a result of decreased ownership percentage in Titan Europe Plc and lack of significant influence over Titan Europe Plc, effective December 2005, the Company no longer uses the equity method to account for its interest in Titan Europe Plc.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	INCOME TAXES

Income (loss) before income taxes, consisted of the following (in thousands):
	2007	2006	2005
Domestic	$(6,306)	$5,310	$(5,048)
Foreign	2,422	3,264	2,163
	$(3,884)	$8,574	$(2,885)

The provision (benefit) for income taxes, was as follows (in thousands):
	2007	2006	2005
Current
Federal	$562	$120	$549
State	547	475	0
Foreign	1,574	183	87
	2,683	778	636
Deferred
Federal	2,725	2,442	(13,413)
State	408	210	(1,150)
Foreign	(2,453)	0	0
	680	2,652	(14,563)
Provision (benefit) for income taxes	$3,363	$3,430	$(13,927)

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) as a result of the following:
	2007	2006	2005
Statutory U.S. federal tax rate	35.0%	35.0%	(35.0)%
Nondeductible debt conversion charge	(120.6)	0.0	87.7
Irish capital gains tax	29.3	0.0	0.0
Repatriation of foreign earnings	(29.2)	11.6	19.0
Foreign taxes, net	18.8	(12.0)	(18.1)
State taxes, net	(16.0)	6.2	(2.9)
Valuation allowance	0.0	0.0	(488.7)
Dyneer legal charge	0.0	0.0	(60.7)
State tax rate change	0.0	0.0	21.2
Other, net	(3.9)	(0.8)	(5.2)
Effective tax rate	(86.6)%	40.0%	(482.7)%

Federal income taxes are provided on earnings of foreign subsidiaries except to the extent that such earnings are expected to be indefinitely reinvested abroad.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2007 and 2006, are as follows (in thousands):
	2007	2006
Deferred tax assets:
Net operating loss carryforward	$7,062	$12,618
Employee benefits and related costs	4,197	3,720
Warranty	2,224	1,112
Unrealized loss on available-for-sale security	2,034	0
Allowance for bad debts	1,998	1,830
Inventory	1,417	1,351
EPA reserve	1,201	1,226
Pension	529	4,501
Other	7,043	2,876
Deferred tax assets	27,705	29,234

Deferred tax liabilities:
Fixed assets	(16,590)	(16,534)
Unrealized gain on available-for-sale security	0	(8,937)
Foreign deferred gain	0	(2,453)
Deferred tax liabilities	(16,590)	(27,924)

Net deferred tax asset	$11,115	$1,310

The Company recorded an income tax expense of $3.4 million, an income tax expense of $3.4 million and an income tax benefit of $13.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The Company’s income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $13.4 million noncash charge taken in connection with the 100% conversion of the Company’s convertible debt.  This noncash debt charge is not deductible for income tax purposes.  The Company’s Federal net operating loss carryforward of approximately $13 million expires in 2023.  In addition, the Company has various state net operating loss carryforwards which are subject to expiration from 2019 to 2026.

The Company has applied the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, for the year ended December 31, 2007.  No adjustment was made to retained earnings in adopting FIN 48 and at this time the Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.  Titan has identified its federal tax return and its Illinois state tax return as “major” tax jurisdictions.  The Company is subject to (i) federal tax examinations for periods 2004 to 2007 and (ii) Illinois state income tax examinations for years 2005 to 2007.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	EMPLOYEE BENEFIT PLANS

Pension plans
The Company has a frozen defined benefit pension plan covering certain employees of Titan Tire Corporation (Titan Tire) and has a frozen defined benefit pension plan covering certain employees of Titan Tire Corporation of Bryan (Bryan).  In October 2007, the Bryan pension plan, adopted at the date of the Continental OTR asset acquisition and frozen from its inception, received cash transfers of approximately $25 million from Continental Tire North America’s frozen pension plan for the Bryan, Ohio, location.  The amount transferred into the frozen plan was actuarially approved to be a fully funded plan.  The Company also has a frozen contributory defined benefit pension plan covering certain former eligible bargaining employees of its Walcott, Iowa, facility (Walcott).  Additionally, the Company maintains a contributory defined benefit plan that covered former eligible bargaining employees of Dico, Inc (Dico).  This Dico plan purchased a final annuity settlement contract in October 2002.  The Company’s policy is to fund pension costs as required by law, which is consistent with the funding requirements of federal laws and regulations.

The Company’s defined benefit plans have been aggregated in the following table.  Included in the December 31, 2007, presentation are the Titan Tire and Walcott plans which have a projected benefit obligation of $71.2 million, exceeding the fair value of plan assets of $69.1 million at December 31, 2007.  Included in the December 31, 2006, presentation are the Titan Tire and Walcott plans, which have a projected benefit obligation and accumulated benefit obligation of $68.8 million, exceeding the fair value of plan assets of $60.2 million at December 31, 2006.

The projected benefit obligation and the accumulated benefit obligation are the same amount since the Plans are frozen and there are no future compensation levels to factor into the obligations.  The Company absolved itself from the liabilities associated with the Dico plan with the purchase of a final annuity settlement contract in October 2002.  Therefore, the plan no longer maintains a projected or accumulated benefit obligation.  The fair value of the Dico plan assets was $0.5 million at December 31, 2007, 2006 and 2005.

The following table provides the change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheet of the defined benefit pension plans as of December 31, 2007 and 2006 (in thousands):
Change in benefit obligation:	2007	2006
Benefit obligation at beginning of year	$68,844	$71,796
Acquisition	23,948	0
Interest cost	4,109	3,934
Actuarial loss (gain)	4,898	(144)
Benefits paid	(6,437)	(6,742)
Benefit obligation at end of year	$95,362	$68,844

Change in plan assets:
Fair value of plan assets at beginning of year	$60,666	$56,802
Acquisition	25,214	0
Actual return on plan assets	8,822	6,578
Employer contributions	6,234	4,028
Benefits paid	(6,437)	(6,742)
Fair value of plan assets at end of year	$94,499	$60,666

Unfunded status at end of year	$(863)	$(8,178)

Amounts recognized in consolidated balance sheet:
Noncurrent assets	$1,229	$504
Noncurrent liabilities	(2,092)	(8,682)
Net amount recognized in the consolidated balance sheet	$(863)	$(8,178)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in accumulated other comprehensive loss:
	2007	2006
Plan acquisition	$1,266	$0
Unrecognized prior service cost	(1,574)	(1,711)
Unrecognized net loss	(25,098)	(25,030)
Deferred tax effect of unrecognized items	9,794	10,336
Net amount recognized in accumulated other comprehensive loss	$(15,612)	$(16,405)

The weighted-average assumptions used in the actuarial computation that derived the benefit obligations at December 31 were as follows:
	2007	2006
Discount rate	5.75%	5.75%
Expected long-term return on plan assets	8.50%	8.50%

The following table provides the components of net periodic pension cost for the plans, settlement cost and the assumptions used in the measurement of the Company’s benefit obligation for the years ended December 31, 2007, 2006 and 2005 (in thousands):
Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net periodic benefit cost:	2007	2006	2005
Interest cost	$4,109	$3,934	$4,158
Assumed return on assets	(5,561)	(4,673)	(4,809)
Amortization of unrecognized prior service cost	137	137	137
Amortization of unrecognized deferred taxes	(56)	(56)	(56)
Amortization of net unrecognized loss	1,593	1,848	1,754
Net periodic pension cost	$222	$1,190	$1,184

The estimated net loss, prior service cost, and deferred taxes that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1.6 million, $0.1 million and $(0.1) million, respectively.

The weighted-average assumptions used in the actuarial computation that derived net periodic pension cost for the years ended December 31, 2007, 2006 and 2005:
	2007	2006	2005
Discount rate	5.75%	5.75%	5.75%
Expected long-term return on plan assets	8.50%	8.50%	8.50%

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the fair value of plan assets was as follows:
	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2007	2006	2008
U.S. equities (a)	56%	65%	40% - 80%
Fixed income	27%	21%	20% - 50%
Cash and cash equivalents	6%	5%	0% - 20%
International equities (a)	11%	9%	0% - 16%
	100%	100%

(a)	Total equities may not exceed 80% of total plan assets.

The Company invests in a diversified portfolio consisting of an array of asset classes in an attempt to maximize returns while minimizing risk. These asset classes include U.S. equities, fixed income, cash and cash equivalents, and international equities. The investment objectives are to provide for the growth and preservation of plan assets on a long-term basis through investments in: (i) investment grade securities that provide investment returns that meet or exceed the Standard & Poor’s 500 Index and (ii) investment grade fixed income securities that provide investment returns that meet or exceed the Lehman Government / Corporate Index.  The U.S. equities asset category included the Company’s common stock in the amount of $5.1 million (approximately five percent of total plan assets) and $2.3 million (approximately four percent of total plan assets) at December 31, 2007 and 2006, respectively.

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

Although the 2008 minimum pension funding calculations are not finalized, the Company estimates those funding requirements will be approximately $1 million.

Projected benefit payments from the plans as of December 31, 2007, are estimated as follows (in thousands):
2008	$6,393
2009	6,472
2010	6,490
2011	6,536
2012	6,631
2013-2017	35,090

401(k)
The Company sponsors five 401(k) retirement savings plans.  One plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement.  Titan provides a 25% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan.  The Company issued 13,669 shares, 13,506 shares and 18,645 shares of treasury stock in connection with this 401(k) plan during 2007, 2006 and 2005, respectively.  Expenses to the Company related to this common stock matching contribution were $0.4 million for 2007 and $0.3 million for each of 2006 and 2005.

A second plan is for employees covered by a collective bargaining arrangement at Titan Tire Corporation and does not include a Company matching contribution.  Employees are fully vested with respect to their contributions.

The Company’s third plan received a 401(k) plan transfer in 2006 for the employees covered by a collective bargaining agreement at Titan Tire Corporation of Freeport.  This plan does not include a Company matching contribution.  Employees are fully vested with respect to their contributions.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A fourth plan is for employees covered by a collective bargaining agreement at Titan Tire Corporation of Bryan.  This plan does not include a Company matching contribution.  Employees are fully vested with respect to their contributions.

Previously, the Company adopted a 401(k) plan for the former employees of Titan Tire Corporation of Natchez.  This plan relates to the non-operational facility in Natchez, Mississippi.

21.	STOCK OPTION PLANS

On January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” using the modified prospective method of adoption, which does not require restatement of prior periods.  The Company previously applied the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for share-based option awards.  SFAS 123(R) requires companies to estimate the fair value of share-based option awards on the date of the grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the vesting period.  No stock-based compensation expense was recorded during 2007, 2006, or 2005.  See Note 1 for 2005 pro forma information illustrating the effect on net income and income per share if the Company had applied the provisions of SFAS 123(R).  The Company granted no stock options during 2007 or 2006.  All previously granted stock options were fully vested before January 1, 2006.

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

2005 Equity Incentive Plan
The Company adopted the 2005 Equity Incentive Plan to provide stock options as a means of attracting and retaining qualified independent directors and employees for the Company.  A total of 2.1 million shares are reserved for the plan.  The exercise price of stock options may not be less than the fair market value of the common stock on the date of the grant.  The vesting and term of each option is set by the Board of Directors.  In 2007 and 2006 no stock options were granted under this plan.  In 2005, a total of 890,380 options were granted under this plan.  These options were fully vested in 2005 and expire 10 years from the grant date of the option.

Stock options outstanding and exercisable as of December 31, 2007, were as follows:
		Options Outstanding		Options Exercisable
Price Range	Weighted Average Contractual Life	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 4.54 - $ 6.69	3.3 years	135,000	$5.47	135,000	$5.47
$ 8.00 - $ 9.50	1.2 years	150,500	$8.45	150,500	$8.45
$13.35 - $14.45	7.4 years	174,435	$13.66	174,435	$13.66
$17.18 - $18.00	5.3 years	239,265	$17.46	239,265	$17.46
		699,200	$12.26	699,200	$12.26

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of activity in the stock option plans for 2005, 2006 and 2007:
	Shares Subject to Option	Weighted- Average Exercise Price
Outstanding, January 1, 2005	802,390	$11.25
Granted	890,380	15.20
Exercised	(135,860)	11.04
Canceled/Expired	(9,400)	13.47
Outstanding, December 31, 2005	1,547,510	13.53
Granted	0	-	(a)
Exercised	(382,190)	14.15
Canceled/Expired	(15,260)	16.00
Outstanding, December 31, 2006	1,150,060	13.29
Granted	0	-	(a)
Exercised	(444,530)	14.92
Canceled/Expired	(6,330)	13.13
Outstanding, December 31, 2007	699,200	$12.26

(a)	The Company granted no stock options during 2006 or 2007.

The total intrinsic value of stock options exercised in 2007 was $5.2 million.  Cash received from the exercise of options was $6.6 million for 2007.  There was no tax benefit realized for the tax deductions from stock options exercised for 2007.

The total intrinsic value of options exercised in 2006 was $1.7 million.  Cash received from the exercise of stock options was $5.4 million for 2006.  The tax benefit realized for the tax deductions from stock options exercised was $0.6 million for 2006.

The Company currently uses treasury shares to satisfy any stock option exercises.  At December 31, 2007, the Company had 3.2 million shares of treasury stock.

22.	LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.  Total rental expense was $3.0 million, $3.2 million and $3.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, future minimum rental commitments under noncancellable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):
2008	$1,915
2009	1,293
2010	914
2011	560
2012	31
Thereafter	0
Total future minimum lease payments	$4,713

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	LITIGATION

The Company is a party to routine legal proceedings arising out of the normal course of business.  Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes at this time that none of these actions, individually or in the aggregate, will have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.  However, due to the difficult nature of predicting unresolved and future legal claims, the Company cannot anticipate or predict the material adverse effect on its consolidated financial condition, results of operations or cash flows as a result of efforts to comply with or its liabilities pertaining to legal judgments.

24.	CONCENTRATION OF CREDIT RISK

Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction and consumer markets represented 17% of the Company’s consolidated revenues for the years ended December 31, 2007 and 2006, and 20% of the Company’s consolidated revenues for the year ended December 31, 2005.  Net sales to CNH Global N.V. in Titan’s three markets represented 11% of the Company’s consolidated revenues for each of the years ended December 31, 2007, 2006 and 2005.  No other customer accounted for more than 10% of Titan’s net sales in 2007, 2006 or 2005.

25.	RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the chief executive officer of the Company.  During 2007, 2006 and 2005, sales of Titan product to these companies were approximately $5.1 million, $6.4 million and $6.5 million, respectively.  On other sales referred to Titan from these manufacturing representative companies, commissions were approximately $1.8 million, $2.0 million and $1.6 million during 2007, 2006 and 2005, respectively.  These sales and commissions were made in the ordinary course of business and were made on terms no less favorable to Titan than comparable sales and commissions to unaffiliated third parties.  At December 31, 2007 and 2006, Titan had trade receivables of approximately $0.2 million and $0.6 million due from these companies, respectively.

26.	RECENT DEVELOPMENTS

Affirmative Preliminary Antidumping Determination on OTR Tires from China
On February 6, 2008, Titan welcomed the U.S. Commerce Department’s preliminary decision to impose antidumping duties on imports of new pneumatic off-the-road (OTR) tires from China. OTR tires are used on construction and agricultural equipment.

As a result of this preliminary determination, Commerce will instruct U.S. Customs and Border Protection to collect a cash deposit or bond based on these preliminary rates. Commerce preliminarily determined that Chinese producers/exporters have sold new pneumatic off-the-road tires in the U.S. at 10.98 to 210.48 percent less than fair value, with a majority of exporter/producers at 24.75 percent less than fair value.

The agency will now continue the proceeding by holding hearings, conducting verifications of information, and reaching a final determination by early June of this year. The International Trade Commission will also investigate the issue of injury and reach a determination on that issue thereafter.

Titan Builds First Radial 63-Inch Tire
On February 15, 2008, Titan announced that Titan Tire Corporation of Bryan had produced the Company’s first prototype of the giant radial 63-inch tire in its Ohio facility.  Titan announced its commitment to produce these giant radial tires, used in the mining industry, in May 2007 when the Company’s Board of Directors approved funding to increase tire production capacity to include 57-inch and 63-inch giant radial tires.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below presents information about certain revenues and expenses, income (loss) from operations and segment assets used by the chief operating decision maker of the Company as of and for the years ended December 31, 2007, 2006 and 2005 (in thousands):
2007	Agricultural	Earthmoving/ Construction	Consumer	Reconciling Items		Consolidated Totals
Revenues from external customers	$515,642	$277,206	$44,173	$0		$837,021
Depreciation & amortization	14,255	10,330	1,320	2,715	(a)	28,620
Gross profit (loss)	35,742	47,848	3,431	(2,890	) (b)	84,131
Income (loss) from operations	25,324	40,833	2,546	(43,865	) (b)	24,838
Total assets	257,005	176,144	22,515	134,831	(c)	590,495
Capital expenditures	11,267	22,950	1,654	2,177	(d)	38,048

2006
Revenues from external customers	$421,096	$183,357	$75,001	$0		$679,454
Depreciation & amortization	15,324	7,402	1,409	2,715	(a)	26,850
Gross profit (loss)	42,511	28,099	2,771	(603	) (b)	72,778
Income (loss) from operations	27,351	21,837	1,655	(28,832	) (b)	22,011
Total assets	273,787	145,964	22,678	142,697	(c)	585,126
Capital expenditures	5,184	2,192	339	567	(d)	8,282

2005
Revenues from external customers	$310,361	$131,982	$27,790	$0		$470,133
Depreciation & amortization	11,738	5,183	1,447	2,378	(a)	20,746
Gross profit (loss)	42,060	21,222	2,758	(1,830	) (b)	64,210
Income (loss) from operations	31,750	17,664	1,825	(39,240	) (b)	11,999
Total assets	239,581	89,241	22,963	88,971	(c)	440,756
Capital expenditures	3,365	1,615	230	1,542	(d)	6,752

(a)	Represents depreciation expense related to property, plant and equipment carried at the corporate level.

(b)	Represents corporate expenses including those referred to in (a). Loss from operations includes Dyneer legal charge of $15.2 million in 2005.

(c)
Represents property, plant and equipment and goodwill related to certain acquisitions and other corporate assets.  Approximately $37 million of the increase in 2006 from 2005 related to the higher 2006 year-end cash balance.

(d)	Represents corporate capital expenditures.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information by geographic area.  Revenues from external customers were determined based on the location of the selling subsidiary.  Geographic information as of and for the years ended December 31, 2007, 2006 and 2005 was as follows (in thousands):
2007	United States	Other Countries	Consolidated Totals
Revenues from external customers	$837,021	$0	$837,021
Long-lived assets	207,780	0	207,780

2006
Revenues from external customers	$679,454	$0	$679,454
Long-lived assets (a)	196,318	0	196,318

2005
Revenues from external customers	$470,133	$0	$470,133
Long-lived assets (b)	152,084	0	152,084

(a)	Idled assets marketed for sale in the amount of $14 million reclassed/included in the 2006 long-lived assets.

(b)	Idled assets marketed for sale in the amount of $18 million are not included in the 2005 long-lived assets.

28.	EARNINGS PER SHARE

Earnings per share for 2007, 2006 and 2005, are (amounts in thousands, except share and per share data):
2007	Net (loss) income	Weighted- average shares	Per share amount
Basic and diluted loss per share (a)	$(7,247)	25,665,015	$(.28)

2006
Basic earnings per share	$5,144	19,701,614	$.26
Effect of stock options	0	342,685
Diluted earnings per share (b)	$5,144	20,044,299	$.26

2005
Basic earnings per share	$11,042	18,052,946	$.61
Effect of stock options	0	230,663
Diluted earnings per share (c)	$11,042	18,283,609	$.60

(a)
The effect of stock options has been excluded as they were anti-dilutive.  The weighted-average share amount excluded for stock options totaled 444,129 shares.  The effect of convertible notes has not been included as they were anti-dilutive.  The weighted-average share amount excluded for convertible notes totaled 1,301,837 shares.

(b)	The effect of convertible notes has not been included as they were anti-dilutive. The weighted-average share amount excluded for convertible notes totaled 6,014,815 shares.

(c)	The effect of convertible notes has not been included as they were anti-dilutive. The weighted-average share amount excluded for convertible notes totaled 7,146,627 shares.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29.	SUPPLEMENTARY DATA – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(All amounts in thousands, except per share data)
Quarter ended	March 31		June 30	September 30	December 31	Year ended December 31

2007
Net sales	$226,278		$210,333	$195,472	$204,938	$837,021
Gross profit	27,191		27,311	18,294	11,335	84,131
Net (loss) income	(2,483	) (a)	4,962	(878)	(8,848)	(7,247)
Per share amounts: (b)
Basic	(.12	) (a)	.18	(.03)	(.32)	(.28)
Diluted	(.12	) (a)	.18	(.03)	(.32)	(.28)

2006
Net sales	$182,577		$175,194	$156,120	$165,563	$679,454
Gross profit	31,114		22,442	17,080	2,142	72,778
Net income (loss)	8,593		5,603	488	(9,540)	5,144
Per share amounts:
Basic	.44		.28	.02	(.48)	.26
Diluted (b)	.36		.24	.02	(.48)	.26

(a)	Noncash convertible debt conversion charge of $13.4 million was included in the quarter ended March 31, 2007.

(b)	As a result of changes in outstanding share balances, year-end per share amounts do not agree to the sum of the quarters.

30.	SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

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

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	Year Ended December 31, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$837,021	$0	$0	$837,021
Cost of sales	1,905	750,985	0	0	752,890
Gross (loss) profit	(1,905)	86,036	0	0	84,131
Selling, general and administrative expenses	19,572	33,364	202	0	53,138
Royalty expense	0	6,155	0	0	6,155
(Loss) income from operations	(21,477)	46,517	(202)	0	24,838
Interest expense	(18,707)	(3)	0	0	(18,710)
Intercompany interest income (expense)	11,472	(12,324)	852	0	0
Noncash convertible debt conversion charge	(13,376)	0	0	0	(13,376)
Other income (expense)	1,925	(333)	1,772	0	3,364
(Loss) income before income taxes	(40,163)	33,857	2,422	0	(3,884)
(Benefit) provision for income taxes	(10,423)	12,866	920	0	3,363
Equity in earnings of subsidiaries	22,493	0	0	(22,493)	0
Net (loss) income	$(7,247)	$20,991	$1,502	$(22,493)	$(7,247)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	Year Ended December 31, 2006
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$679,454	$0	$0	$679,454
Cost of sales	(194)	606,870	0	0	606,676
Gross profit	194	72,584	0	0	72,778
Selling, general and administrative expenses	15,031	30,591	144	0	45,766
Royalty expense	0	5,001	0	0	5,001
(Loss) income from operations	(14,837)	36,992	(144)	0	22,011
Interest expense	(16,553)	(448)	0	0	(17,001)
Intercompany interest income (expense)	4,495	(5,457)	962	0	0
Other income, net	432	686	2,446	0	3,564
(Loss) income before income taxes	(26,463)	31,773	3,264	0	8,574
(Benefit) provision for income taxes	(10,585)	12,709	1,306	0	3,430
Equity in earnings of subsidiaries	21,022	0	0	(21,022)	0
Net income	$5,144	$19,064	$1,958	$(21,022)	$5,144

	Year Ended December 31, 2005
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$470,133	$0	$0	$470,133
Cost of sales	312	405,611	0	0	405,923
Gross (loss) profit	(312)	64,522	0	0	64,210
Selling, general and administrative expenses	11,874	24,983	149	0	37,006
Dyneer legal charge	0	15,205	0	0	15,205
(Loss) income from operations	(12,186)	24,334	(149)	0	11,999
Interest expense	(8,426)	(191)	0	0	(8,617)
Noncash convertible debt conversion charge	(7,225)	0	0	0	(7,225)
Intercompany interest income (expense)	4,644	(5,098)	454	0	0
Other (expense) income, net	(606)	(294)	1,858	0	958
(Loss) income before income taxes	(23,799)	18,751	2,163	0	(2,885)
Benefit for income taxes	0	(13,927)	0	0	(13,927)
Equity in earnings of subsidiaries	34,841	0	0	(34,841)	0
Net income	$11,042	$32,678	$2,163	$(34,841)	$11,042

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	December 31, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$57,285	$63	$977	$0	$58,325
Accounts receivable	(458)	98,852	0	0	98,394
Inventories	0	128,048	0	0	128,048
Prepaid and other current assets	26,898	16,100	0	0	42,998
Total current assets	83,725	243,063	977	0	327,765
Property, plant and equipment, net	2,291	193,787	0	0	196,078
Investment in Titan Europe Plc	(5,812)	0	40,347	0	34,535
Investment in subsidiaries	18,714	0	0	(18,714)	0
Other assets	12,256	19,861	0	0	32,117
Total assets	$111,174	$456,711	$41,324	$(18,714)	$590,495

Liabilities and Stockholders’ Equity
Accounts payable	$2,059	$41,933	$0	$0	$43,992
Other current liabilities	10,456	33,347	(15)	0	43,788
Total current liabilities	12,515	75,280	(15)	0	87,780
Long-term debt	200,000	0	0	0	200,000
Other long-term liabilities	22,931	7,262	0	0	30,193
Intercompany accounts	(396,794)	386,883	9,911	0	0
Stockholders’ equity	272,522	(12,714)	31,428	(18,714)	272,522
Total liabilities and stockholders’ equity	$111,174	$456,711	$41,324	$(18,714)	$590,495

	December 31, 2006
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$33,220	$69	$123	$0	$33,412
Accounts receivable	(38)	73,920	0	0	73,882
Inventories	0	154,604	0	0	154,604
Prepaid and other current assets	3,937	44,036	62	0	48,035
Total current assets	37,119	272,629	185	0	309,933
Property, plant and equipment, net	1,279	183,337	0	0	184,616
Investment in Titan Europe Plc	25,534	0	40,347	0	65,881
Investment in subsidiaries	14,517	0	0	(14,517)	0
Other assets	8,802	15,894	0	0	24,696
Total assets	$87,251	$471,860	$40,532	$(14,517)	$585,126

Liabilities and Stockholders’ Equity
Accounts payable	$1,058	$24,826	$0	$0	$25,884
Other current liabilities	3,437	33,607	(11)	7	37,040
Total current liabilities	4,495	58,433	(11)	7	62,924
Long-term debt	290,700	566	0	0	291,266
Other long-term liabilities	10,896	30,393	2,470	0	43,759
Intercompany accounts	(406,017)	398,856	7,168	(7)	0
Stockholders’ equity	187,177	(16,388)	30,905	(14,517)	187,177
Total liabilities and stockholders’ equity	$87,251	$471,860	$40,532	$(14,517)	$585,126

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	Year Ended December 31, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$38,364	$36,775	$854	$75,993

Cash flows from investing activities:
Capital expenditures	(1,402)	(36,646)	0	(38,048)
Acquisition off-the-road (OTR) assets	(8,900)	0	0	(8,900)
Asset disposals	3	529	0	532
Net cash used for investing activities	(10,299)	(36,117)	0	(46,416)

Cash flows from financing activities:
Payment of debt	(9,500)	(664)	0	(10,164)
Proceeds from exercise of stock options	6,631	0	0	6,631
Other, net	(1,131)	0	0	(1,131)
Net cash used for financing activities	(4,000)	(664)	0	(4,664)

Net increase (decrease) in cash and cash equivalents	24,065	(6)	854	24,913
Cash and cash equivalents, beginning of year	33,220	69	123	33,412
Cash and cash equivalents, end of year	$57,285	$63	$977	$58,325

	Year Ended December 31, 2006
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(69,433)	$64,500	$(361)	$(5,294)

Cash flows from investing activities:
Acquisition off-the-road (OTR) assets	0	(44,642)	0	(44,642)
Capital expenditures	(390)	(7,892)	0	(8,282)
Other, net	149	49	0	198
Net cash used for investing activities	(241)	(52,485)	0	(52,726)

Cash flows from financing activities:
Proceeds from borrowings	200,000	0	0	200,000
Payment of debt	0	(11,995)	0	(11,995)
Payment on revolving credit facility, net	(99,100)	0	0	(99,100)
Proceeds from exercise of stock options	5,407	0	0	5,407
Excess tax benefits from stock options exercised	646	0	0	646
Payment of financing fees	(3,725)	0	0	(3,725)
Dividends paid	(393)	0	0	(393)
Net cash provided by (used for) financing activities	102,835	(11,995)	0	90,840

Net increase (decrease) in cash and cash equivalents	33,161	20	(361)	32,820
Cash and cash equivalents, beginning of year	59	49	484	592
Cash and cash equivalents, end of year	$33,220	$69	$123	$33,412

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	Year Ended December 31, 2005
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(77,943)	$101,650	$(548)	$23,159

Cash flows from investing activities:
Goodyear North American farm tire acquisition	0	(100,000)	0	(100,000)
Capital expenditures	(882)	(5,870)	0	(6,752)
Decrease in restricted cash deposits	24,500	0	0	24,500
Asset disposals	0	5,509	0	5,509
Net cash provided by (used for) investing activities	23,618	(100,361)	0	(76,743)

Cash flows from financing activities:
Payment of debt	0	(1,296)	0	(1,296)
Proceeds on revolving credit facility, net	54,700	0	0	54,700
Proceeds from exercise of stock options	1,500	0	0	1,500
Payment of financing fees	(1,500)	0	0	(1,500)
Dividends paid	(358)	0	0	(358)
Net cash provided by (used for) financing activities	54,342	(1,296)	0	53,046

Net increase (decrease) in cash and cash equivalents	17	(7)	(548)	(538)
Cash and cash equivalents, beginning of year	42	56	1,032	1,130
Cash and cash equivalents, end of year	$59	$49	$484	$592

TITAN INTERNATIONAL, INC.

SCHEDULE II – VALUATION RESERVES

Description	Balance at beginning of year	Additions to costs and expenses	Deductions	Balance at end of year

Year ended December 31, 2007
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$4,818,000	$461,000	$(21,000)	$5,258,000

Year ended December 31, 2006
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$5,654,000	$1,596,000	$(2,432,000)	$4,818,000

Year ended December 31, 2005
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$4,259,000	$1,455,000	$(60,000)	$5,654,000

S-1