Form 10-Q
period 2008-03-31
TITAN INTERNATIONAL INC
filed 2008-04-29
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	April 25, 2008

Common stock, no par value per share	27,438,727

TITAN INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations for the Three Months Ended March 31, 2008 and 2007	1

	Consolidated Condensed Balance Sheets as of March 31, 2008, and December 31, 2007	2

	Consolidated Condensed Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2008	3

	Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	4

	Notes to Consolidated Condensed Financial Statements	5-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II.	Other Information

Item 1.	Legal Proceedings	29

Item 6.	Exhibits	29

	Signatures	29

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended
	March 31,
	2008	2007
Net sales	$253,525	$226,278
Cost of sales	221,181	199,087
Gross profit	32,344	27,191
Selling, general & administrative expenses	14,077	11,284
Royalty expense	2,147	1,564
Income from operations	16,120	14,343
Interest expense	(3,984)	(5,749)
Noncash convertible debt conversion charge	0	(13,376)
Other income (expense)	1,420	(185)
Income (loss) before income taxes	13,556	(4,967)
Provision (benefit) for income taxes	5,422	(2,484)
Net income (loss)	$8,134	$(2,483)

Earnings (loss) per common share:
Basic	$.30	$(.12)
Diluted	.29	(.12)
Average common shares outstanding:
Basic	27,412	20,814
Diluted	27,790	20,814

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	March 31,	December 31,
Assets	2008	2007
Current assets
Cash and cash equivalents	$47,595	$58,325
Accounts receivable	133,820	98,394
Inventories	124,196	128,048
Deferred income taxes	19,615	25,159
Prepaid and other current assets	16,573	17,839
Total current assets	341,799	327,765

Property, plant and equipment, net	210,512	196,078
Investment in Titan Europe Plc	32,783	34,535
Goodwill	11,702	11,702
Other assets	19,269	20,415

Total assets	$616,065	$590,495

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$62,656	$43,992
Other current liabilities	41,609	43,788
Total current liabilities	104,265	87,780

Long-term debt	200,000	200,000
Deferred income taxes	13,431	14,044
Other long-term liabilities	17,155	16,149
Total liabilities	334,851	317,973

Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized, 30,577,356 issued)	30	30
Additional paid-in capital	304,724	303,908
Retained earnings	37,009	29,012
Treasury stock (at cost, 3,144,500 and 3,229,055 shares, respectively)	(28,625)	(29,384)
Accumulated other comprehensive loss	(31,924)	(31,044)
Total stockholders’ equity	281,214	272,522

Total liabilities and stockholders’ equity	$616,065	$590,495

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance January 1, 2008	#27,348,301	$30	$303,908	$29,012	$(29,384)	$(31,044)	$272,522

Comprehensive income:
Net income				8,134			8,134
Amortization of pension adjustments, net of tax						259	259
Unrealized loss on investment, net of tax						(1,139)	(1,139)
Comprehensive income				8,134		(880)	7,254
Dividends paid on common stock				(137)			(137)
Exercise of stock options	80,450		726		722		1,448
Issuance of treasury stock under 401(k) plan	4,105		90		37		127

Balance March 31, 2008	# 27,432,856	$30	$304,724	$37,009	$(28,625)	$(31,924)	$281,214

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$8,134	$(2,483)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,153	7,465
Deferred income tax provision	5,386	(2,845)
Noncash convertible debt conversion charge	0	13,376
Excess tax benefit from stock options exercised	0	(849)
Issuance of treasury stock under 401(k) plan	127	85
(Increase) decrease in current assets:
Accounts receivable	(35,426)	(47,431)
Inventories	3,852	10,646
Prepaid and other current assets	1,266	1,250
Other assets	423	500
Increase (decrease) in current liabilities:
Accounts payable	18,664	24,274
Other current liabilities	(2,179)	11,891
Other liabilities	1,423	(135)
Net cash provided by operating activities	8,823	15,744

Cash flows from investing activities:
Capital expenditures	(20,873)	(4,064)
Other	9	52
Net cash used for investing activities	(20,864)	(4,012)

Cash flows from financing activities:
Payment on debt	0	(10,164)
Proceeds from exercise of stock options	1,448	3,553
Excess tax benefit from stock options exercised	0	849
Payment of financing fees	0	(313)
Dividends paid	(137)	(99)
Net cash provided by (used for) financing activities	1,311	(6,174)

Net (decrease) increase in cash and cash equivalents	(10,730)	5,558

Cash and cash equivalents at beginning of period	58,325	33,412

Cash and cash equivalents at end of period	$47,595	$38,970

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  ACCOUNTING POLICIES
In the opinion of Titan International, Inc. (“Titan” or the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary to present fairly the Company’s financial position as of March 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2008 and 2007.

Accounting policies have continued without significant change and are described in the Summary of Significant Accounting Policies contained in the Company’s 2007 Annual Report on Form 10-K.  These interim financial statements have been prepared pursuant to the Securities and Exchange Commission’s rules for Form 10-Q’s and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.  Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):
	March 31,	December 31,
	2008	2007
Accounts receivable	$139,270	$103,652
Allowance for doubtful accounts	(5,450)	(5,258)
Accounts receivable, net	$133,820	$98,394

The Company had net accounts receivable balance of $133.8 million at March 31, 2008, and $98.4 million at December 31, 2007.  These amounts are net of allowance for doubtful accounts of $5.5 million at March 31, 2008, and $5.3 million at December 31, 2007.

3.  INVENTORIES

Inventories consisted of the following (in thousands):
	March 31,	December 31,
	2008	2007
Raw materials	$51,368	$50,368
Work-in-process	19,297	21,533
Finished goods	58,413	61,880
	129,078	133,781
Adjustment to LIFO basis	(4,882)	(5,733)
	$124,196	$128,048

Inventories were $124.2 million at March 31, 2008, and $128.0 million at December 31, 2007.  At March 31, 2008, cost is determined using the first-in, first-out (FIFO) method for approximately 68% of inventories and the last-in, first-out (LIFO) method for approximately 32% of the inventories.  At December 31, 2007, the FIFO method was used for approximately 67% of inventories and LIFO was used for approximately 33% of the inventories.  Included in the inventory balances were reserves for slow-moving and obsolete inventory of $4.6 million at March 31, 2008, and $4.7 million at December 31, 2007.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

4.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (in thousands):
	March 31,	December 31,
	2008	2007
Land and improvements	$3,343	$3,098
Buildings and improvements	78,461	78,462
Machinery and equipment	280,403	276,326
Tools, dies and molds	54,109	53,873
Construction-in-process	48,078	31,801
	464,394	443,560
Less accumulated depreciation	(253,882)	(247,482)
	$210,512	$196,078

At March 31, 2008, there was $39.2 million in construction-in-process related to the giant OTR mining tire project, including $1.0 million of capitalized interest.  Depreciation on fixed assets for the three months ended March 31, 2008 and 2007, totaled $6.4 million and $6.6 million, respectively.

5.  INVESTMENT IN TITAN EUROPE PLC
Investment in unconsolidated affiliate consisted of the following (in thousands):
	March 31,	December 31,
	2008	2007
Investment in Titan Europe Plc	$32,783	$34,535

The Company owns a 17.3% ownership interest in Titan Europe Plc.  In accordance with SFAS No. 115, the Company records the Titan Europe Plc investment as an available-for-sale security and reports the investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.

The Company’s investment in Titan Europe Plc was $32.8 million at March 31, 2008, and $34.5 million at December 31, 2007.  Titan Europe Plc is publicly traded on the AIM market in London, England.  The March 31, 2008, fair value of $32.8 million was below the Company’s cost basis of $40.3 million.  The unrealized loss on the Titan Europe Plc investment was $7.5 million.  No impairment charge has been recorded as this decline below cost basis was judged to be temporary at March 31, 2008.  See Note 21 for recent development.

6.  GOODWILL

The carrying amount of goodwill by segment consisted of the following (in thousands):
	March 31,	December 31,
	2008	2007
Agricultural segment	$6,912	$6,912
Earthmoving/construction segment	3,552	3,552
Consumer segment	1,238	1,238
	$11,702	$11,702

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  No goodwill charges were recorded in the first three months of 2008 or 2007.  There can be no assurance that future goodwill tests will not result in a charge to earnings.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

7.  REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):
	March 31,	December 31,
	2008	2007
Senior unsecured notes	$200,000	$200,000
Less: Amounts due within one year	0	0
	$200,000	$200,000

Aggregate maturities of long-term debt at March 31, 2008, were as follows (in thousands):

April 1 – December 31, 2008	$0
2009	0
2010	0
2011	0
2012	200,000
Thereafter	0
$200,000

Senior unsecured notes
The Company’s $200 million 8% senior unsecured notes are due 2012.

Revolving credit facility
The Company’s $250 million revolving credit facility (Credit Facility) with agent LaSalle Bank National Association (a Bank of America company) has an October 2009 termination date and is collateralized by a first priority security interest in certain assets of Titan and its domestic subsidiaries.  At March 31, 2008, any borrowings under the Credit Facility would have borne interest at a floating rate of prime rate plus 0% to 1% or LIBOR plus 1% to 2%.

There were no cash borrowings under this Credit Facility at March 31, 2008.  Outstanding letters of credit on the facility were $6.1 million at March 31, 2008, leaving $243.9 million of unused availability on the revolving credit facility.  The facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants.  The Company is in compliance with these covenants and restrictions as of March 31, 2008.

8.  WARRANTY

Changes in the warranty liability consisted of the following (in thousands):
	2008	2007
Warranty liability, January 1	$5,854	$4,688
Provision for warranty liabilities	1,609	2,129
Warranty payments made	(1,602)	(1,619)
Warranty liability, March 31	$5,861	$5,198

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

9.  EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002.  The Company also sponsors five 401(k) retirement savings plans.
The components of net periodic pension (income) cost consisted of the following (in thousands):
	Three months ended March 31,
	2008	2007
Interest cost	$1,324	$941
Expected return on assets	(1,954)	(1,256)
Amortization of unrecognized prior service cost	34	34
Amortization of unrecognized deferred taxes	(14)	(14)
Amortization of net unrecognized loss	397	398
Net periodic pension (income) cost	$(213)	$103

The Company expects to contribute approximately $1 million to the pension plans during the remainder of 2008.

10.  LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At March 31, 2008, future minimum commitments under noncancellable operating leases with initial or remaining terms of at least one year were as follows (in thousands):

April 1 – December 31, 2008	$1,464
2009	1,306
2010	930
2011	580
2012	39
Thereafter	0
Total future minimum lease payments	$4,319

11.  ROYALTY EXPENSE

Royalty expense consisted of the following (in thousands):
	Three months ended March 31,
	2008	2007
Royalty expense	$2,147	$1,564

The Goodyear North American farm tire asset acquisition included a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses recorded were $2.1 million and $1.6 million for the first quarter of 2008 and 2007, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

12.  NONCASH CONVERTIBLE DEBT CONVERSION CHARGE

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

The Company recognized a noncash charge of $13.4 million in connection with this exchange in accordance with Statement of Financial Accounting Standards (SFAS) No. 84, “Induced Conversions of Convertible Debt.”  This charge does not reflect $1.0 million of interest previously accrued on the notes.  The shares issued for the conversion were issued out of treasury shares.  The exchange resulted in a decrease in treasury stock of $59.0 million and an increase to additional paid-in capital of approximately $35.2 million.  Stockholders’ equity increased by $80.9 million in total as a result of this exchange.

13.  OTHER INCOME

Other income consisted of the following (in thousands):
	Three months ended March 31,
	2008	2007
Interest income	$515	$518
Debt termination expense	0	(675)
Other income (expense)	905	(28)
	$1,420	$(185)

Interest income of $0.5 million for the quarter ended March 31, 2008 and 2007, related to the Company’s cash balances.  Debt termination expense of $0.7 million for the quarter ended March 31, 2007, related to fees and expenses for the conversion of the Company’s convertible notes.  Other income for the quarter ended March 31, 2008, includes income of approximately $1 million from a legal settlement.

14.  INCOME TAXES

Income tax expense consisted of the following (in thousands):
	Three months ended March 31,
	2008	2007
Income tax expense (benefit)	$5,422	$(2,484)

The Company recorded income tax expense of $5.4 million and income tax benefit of $(2.5) million for the quarters ended March 31, 2008 and 2007, respectively.  The Company’s effective income tax rate was 40% and 50% for the three months ended March 31, 2008 and 2007, respectively.  The Company’s income tax expense and rate for the first quarter of 2007 differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $13.4 million noncash charge taken in connection with the 100% conversion of the Company’s convertible debt.  This noncash debt charge was not deductible for income tax purposes.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

15.  COMPREHENSIVE INCOME

The Company’s comprehensive income (loss) consisted of the following:  (i) for the quarter ended March 31, 2008, net income of $8.1 million, amortization of pension adjustments of $0.3 million and unrealized loss on the Titan Europe Plc investment of $(1.1) million for a total comprehensive income of $7.3 million; (ii) for the quarter ended March 31, 2007, net loss of $(2.5) million and unrealized loss on the Titan Europe Plc investment of $(1.2) million for a total comprehensive loss of $(3.7) million.

16.  SEGMENT INFORMATION

The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,
	2008	2007
Revenues from external customers
Agricultural	$173,486	$135,296
Earthmoving/construction	73,833	75,118
Consumer	6,206	15,864
Consolidated totals	$253,525	$226,278

Gross Profit
Agricultural	$19,693	$10,826
Earthmoving/construction	11,911	15,892
Consumer	1,049	1,100
Reconciling items (a)	(309)	(627)
Consolidated totals	$32,344	$27,191

Income from Operations
Agricultural	$16,443	$8,038
Earthmoving/construction	9,802	13,875
Consumer	869	848
Reconciling items (a)	(10,994)	(8,418)
Consolidated totals	$16,120	$14,343

Assets by segment were as follows (in thousands):
	March 31,	December 31,
Total Assets	2008	2007
Agricultural segment	$298,701	$257,005
Earthmoving/construction segment	203,608	176,144
Consumer segment	17,679	22,515
Reconciling items (b)	96,077	134,831
Consolidated totals	$616,065	$590,495

(a)	Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment carried at the corporate level.

(b)	Represents corporate property, plant and equipment and other corporate assets.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

17.  EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended,
	March 31, 2008			March 31, 2007
	Net Income	Weighted average shares	Per share amount	Net Loss	Weighted average shares	Per share amount
Basic EPS	$8,134	27,412	$.30	$(2,483)	20,814	$(.12)
Effect of stock options	0	378		0	0
Diluted EPS	$8,134	27,790	$.29	$(2,483)	20,814	$(.12)

As a result of the net loss for the three months ended March 31, 2007, the effect of stock options and convertible notes has been excluded, as the effect would have been antidilutive.  The weighted average share amount excluded was 399,000 shares for stock options and 5,280,000 shares for convertible notes.

18.  LITIGATION

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

19.  FAIR VALUE MEASUREMENTS

In September 2006, Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” was issued.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  FASB Staff Position (FSP) 157-2 amended SFAS No. 157 to delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

The adoption of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on Titan’s consolidated financial position, results of operations or cash flows.  The Company is evaluating the effect the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities will have on its consolidated financial position, results of operations and cash flows.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1 – defined as quoted prices in active markets for identical instruments; Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):
	Fair Value Measurements as of March 31, 2008
	Total	Level 1	Level 2	Level 3
Investment in Titan Europe Plc	$32,783	$32,783	$0	$0
Investments for contractual obligations	5,793	5,793	0	0
Total	$38,576	$38,576	$0	$0

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

20.  RECENTLY ISSUED ACCOUNTING STANDARDS

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

Statement of Financial Accounting Standards Number 161
In March 2008, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” was issued.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is evaluating the effect the adoption of this standard will have on its consolidated financial position, results of operations and cash flows.

21.  RECENT DEVELOPMENTS

Preliminary Proxy Statement
On April 11, 2008, Titan filed a preliminary proxy statement regarding a special meeting of Titan stockholders.  The special meeting would be to approve the issuance of up to 9,000,000 shares of the Company’s common stock in connection with a proposed offer to purchase up to all the outstanding ordinary shares of Titan Europe Plc (Titan Europe).

Before the offer may be made, the Company’s stockholders would need to approve the issuance of up to 9,000,000 shares of the Company’s common stock to acquire Titan Europe.  The making of the proposed offer would also be subject to various approvals and pre-conditions.  There can be no assurance that all conditions would be met and that the proposed offer would be made, or that it would be successful if made.  The proxy statement is preliminary and is subject to approval by the Securities and Exchange Commission before a definitive proxy statement would be issued and the special Titan stockholder meeting arrangements would be made.

Supply Agreement with Deere & Company
On April 18, 2008, the Company announced that Titan Tire Corporation signed a three-year agreement to supply farm tires to various John Deere affiliates.

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

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended March 31, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$253,525	$0	$0	$253,525
Cost of sales	59	221,122	0	0	221,181
Gross (loss) profit	(59)	32,403	0	0	32,344
Selling, general and administrative expenses	5,396	8,668	13	0	14,077
Royalty expense	0	2,147	0	0	2,147
(Loss) income from operations	(5,455)	21,588	(13)	0	16,120
Interest expense	(3,984)	0	0	0	(3,984)
Other income (expense)	1,500	(81)	1	0	1,420
(Loss) income before income taxes	(7,939)	21,507	(12)	0	13,556
(Benefit) provision for income taxes	(3,176)	8,603	(5)	0	5,422
Equity in earnings of subsidiaries	12,897	0	0	(12,897)	0
Net income (loss)	$8,134	$12,904	$(7)	$(12,897)	$8,134

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended March 31, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$226,278	$0	$0	$226,278
Cost of sales	384	198,703	0	0	199,087
Gross (loss) profit	(384)	27,575	0	0	27,191
Selling, general and administrative expenses	3,506	7,703	75	0	11,284
Royalty expense	0	1,564	0	0	1,564
(Loss) income from operations	(3,890)	18,308	(75)	0	14,343
Interest expense	(5,746)	(3)	0	0	(5,749)
Intercompany interest income (expense)	1,134	(1,406)	272	0	0
Noncash convertible debt conversion charge	(13,376)	0	0	0	(13,376)
Other (expense) income	(226)	42	(1)	0	(185)
(Loss) income before income taxes	(22,104)	16,941	196	0	(4,967)
(Benefit) provision for income taxes	(11,052)	8,470	98	0	(2,484)
Equity in earnings of subsidiaries	8,569	0	0	(8,569)	0
Net (loss) income	$(2,483)	$8,471	$98	$(8,569)	$(2,483)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	March 31, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$46,641	$19	$935	$0	$47,595
Accounts receivable	(1,755)	135,575	0	0	133,820
Inventories	0	124,196	0	0	124,196
Prepaid and other current assets	20,738	15,435	15	0	36,188
Total current assets	65,624	275,225	950	0	341,799
Property, plant and equipment, net	4,067	206,445	0	0	210,512
Investment in Titan Europe Plc	(7,564)	0	40,347	0	32,783
Investment in subsidiaries	25,619	0	0	(25,619)	0
Other assets	11,317	19,654	0	0	30,971
Total assets	$99,063	$501,324	$41,297	$(25,619)	$616,065

Liabilities and Stockholders’ Equity
Accounts payable	$1,882	$60,774	$0	$0	$62,656
Other current liabilities	(342)	41,951	0	0	41,609
Total current liabilities	1,540	102,725	0	0	104,265
Long-term debt	200,000	0	0	0	200,000
Other long-term liabilities	23,661	6,925	0	0	30,586
Intercompany accounts	(407,352)	397,354	9,998	0	0
Stockholders’ equity	281,214	(5,680)	31,299	(25,619)	281,214
Total liabilities and stockholders’ equity	$99,063	$501,324	$41,297	$(25,619)	$616,065

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	December 31, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$57,285	$63	$977	$0	$58,325
Accounts receivable	(458)	98,852	0	0	98,394
Inventories	0	128,048	0	0	128,048
Prepaid and other current assets	26,898	16,100	0	0	42,998
Total current assets	83,725	243,063	977	0	327,765
Property, plant and equipment, net	2,291	193,787	0	0	196,078
Investment in Titan Europe Plc	(5,812)	0	40,347	0	34,535
Investment in subsidiaries	18,714	0	0	(18,714)	0
Other assets	12,256	19,861	0	0	32,117
Total assets	$111,174	$456,711	$41,324	$(18,714)	$590,495

Liabilities and Stockholders’ Equity
Accounts payable	$2,059	$41,933	$0	$0	$43,992
Other current liabilities	10,456	33,347	(15)	0	43,788
Total current liabilities	12,515	75,280	(15)	0	87,780
Long-term debt	200,000	0	0	0	200,000
Other long-term liabilities	22,931	7,262	0	0	30,193
Intercompany accounts	(396,794)	386,883	9,911	0	0
Stockholders’ equity	272,522	(12,714)	31,428	(18,714)	272,522
Total liabilities and stockholders’ equity	$111,174	$456,711	$41,324	$(18,714)	$590,495

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Three Months Ended March 31, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(10,082)	$18,947	$(42)	$8,823

Cash flows from investing activities:
Capital expenditures	(1,873)	(19,000)	0	(20,873)
Other, net	0	9	0	9
Net cash used for investing activities	(1,873)	(18,991)	0	(20,864)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,448	0	0	1,448
Other, net	(137)	0	0	(137)
Net cash provided by financing activities	1,311	0	0	1,311

Net decrease in cash and cash equivalents	(10,644)	(44)	(42)	(10,730)
Cash and cash equivalents, beginning of period	57,285	63	977	58,325
Cash and cash equivalents, end of period	$46,641	$19	$935	$47,595

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Three Months Ended March 31, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$16,135	$(640)	$249	$15,744

Cash flows from investing activities:
Capital expenditures	(212)	(3,852)	0	(4,064)
Other, net	0	52	0	52
Net cash used for investing activities	(212)	(3,800)	0	(4,012)

Cash flows from financing activities:
Payment of debt	(9,500)	(664)	0	(10,164)
Proceeds from exercise of stock options	3,553	0	0	3,553
Excess tax benefit from stock options exercised	849	0	0	849
Payment of financing fees	(313)	0	0	(313)
Intercompany activities	(5,200)	5,070	130	0
Other, net	(99)	0	0	(99)
Net cash (used for) provided by financing activities	(10,710)	4,406	130	(6,174)

Net increase (decrease) in cash and cash equivalents	5,213	(34)	379	5,558
Cash and cash equivalents, beginning of period	33,220	69	123	33,412
Cash and cash equivalents, end of period	$38,433	$35	$502	$38,970

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of these financial statements with a narrative from the perspective of the management of Titan International, Inc. (Titan or the Company) on Titan’s financial condition, results of operations, liquidity and other factors which may affect the Company’s future results.  The MD&A in this quarterly report should be read in conjunction with the MD&A in Titan’s 2007 annual report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.

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

Agricultural Market:  Titan’s agricultural rims, wheels and tires are manufactured for use on various agricultural and forestry equipment, including tractors, combines, skidders, plows, planters and irrigation equipment, and are sold directly to OEMs and to the aftermarket through independent distributors, equipment dealers and Titan’s own distribution centers.

Earthmoving/Construction Market:  The Company manufactures rims, wheels and tires for various types of off-the-road (OTR) earthmoving, mining, military and construction equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, articulated dump trucks, load transporters, haul trucks and backhoe loaders.  The earthmoving/construction market is often referred to as OTR, an acronym for off-the-road.

Consumer Market:  Titan builds a variety of products for all-terrain vehicles (ATV), turf, golf and trailer applications.  Titan’s sales in the consumer market include sales to Goodyear, which are under an off-take/mixing agreement.  This agreement includes mixed stock, which is a prepared rubber compound used in tire production.  The Company provides wheels/tires and assembles brakes, actuators and components for the domestic boat, recreational and utility trailer markets.

The Company’s major OEM customers include large manufacturers of off-highway equipment such as AGCO Corporation, Caterpillar Inc., CNH Global N.V., Deere & Company and Kubota Corporation, in addition to many other off-highway equipment manufacturers.  The Company distributes products to OEMs, independent and OEM-affiliated dealers, and through a network of distribution facilities.

The following table provides highlights for the quarter ended March, 2008, compared to 2007 (amounts in thousands):
	Three months ended March 31,
	2008	2007	% Increase
Net sales	$253,525	$226,278	12%
Gross profit	32,344	27,191	19%
Income from operations	16,120	14,343	12%
Net income (loss)	8,134	(2,483)	─

The Company recorded sales of $253.5 million for the first quarter of 2008, which were 12% higher than the first quarter 2007 sales of $226.3 million.  The record sales level was attributed to exceptionally strong demand in the Company’s agricultural market, which reported higher sales of 28% for the first quarter of 2008 as compared to the previous year’s first quarter.

Income from operations was $16.1 million for the first quarter of 2008, a 12% increase when compared to $14.3 million in 2007.  Titan’s net income was $8.1 million for the quarter, compared to net loss of $(2.5) million in 2007.  Basic earnings per share were $.30 in 2008, compared to loss per share of $(.12) in 2007.  The Company’s net loss in the first quarter of 2007 included a noncash convertible debt conversion charge of $13.4 million.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

RECENT DEVELOPMENTS

Preliminary Proxy Statement – On April 11, 2008, Titan filed a preliminary proxy statement regarding a special meeting of Titan stockholders.  The special meeting would be to approve the issuance of up to 9,000,000 shares of the Company’s common stock in connection with a proposed offer to purchase up to all the outstanding ordinary shares of Titan Europe Plc (Titan Europe).

Before the offer may be made, the Company’s stockholders would need to approve the issuance of up to 9,000,000 shares of the Company’s common stock to acquire Titan Europe.  The making of the proposed offer would also be subject to various approvals and pre-conditions.  There can be no assurance that all conditions would be met and that the proposed offer would be made, or that it would be successful if made.  The proxy statement is preliminary and is subject to approval by the Securities and Exchange Commission before a definitive proxy statement would be issued and the special Titan stockholder meeting arrangements would be made.

Supply Agreement with Deere & Company– On April 18, 2008, the Company announced that Titan Tire Corporation signed a three-year agreement to supply farm tires to various John Deere affiliates.

GIANT OTR MINING TIRES

In May 2007, Titan’s Board of Directors approved funding for the Company to increase giant OTR mining tire production capacity to include 57-inch and 63-inch giant radial tires.  This funding should allow Titan to produce up to an estimated 6,000 giant radial tires a year.  Titan estimates this may increase sales as much as $240 million on an annual basis.  The Company currently plans to be in start-up production of these giant mining tires by July 2008.

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

Inventories
Inventories are valued at lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method for approximately 68% of inventories and the last-in, first-out (LIFO) method for approximately 32% of inventories.  The major rubber material inventory and related work-in-process and their finished goods are accounted for under the FIFO method.  The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method.  Market value is estimated based on current selling prices.  Estimated provisions are established for slow-moving and obsolete inventory, as well as inventory carried above market price based on historical experience.  Should experience change, adjustments to estimated provisions would be necessary.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Impairment of Goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  The Company had goodwill of $11.7 million at March 31, 2008.  Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment.  Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

Valuation of Investment Accounted for as Available-for-Sale Security
The Company has an investment in Titan Europe Plc of $32.8 million as of March 31, 2008, representing a 17.3% ownership position.  Titan Europe Plc is publicly traded on the AIM market in London, England.  This investment is recorded as “Investment in Titan Europe Plc” on the consolidated balance sheet.  In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company records the Titan Europe Plc investment as an available-for-sale security and reports this investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.  Should the fair value decline below the cost basis, the Company would be required to determine if this decline is other than temporary.  If the decline in fair value were judged to be other than temporary, an impairment charge would be recorded.  Should unforeseen events occur or investment trends change significantly, impairment losses could occur.

The March 31, 2008, fair value of $32.8 million was below the Company’s cost basis of $40.3 million.  The unrealized loss on the Titan Europe Plc investment was $7.5 million.  No impairment charge has been recorded as this decline below cost basis was judged to be temporary at March 31, 2008.  Should unforeseen events occur or investment trends change significantly, impairment losses could occur.  Declared dividends on this investment are recorded in income as a component of other income.

Income taxes
Deferred income tax provisions are determined using the liability method whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax basis of assets and liabilities.  The Company assesses the realizability of its deferred tax asset positions in accordance with SFAS No. 109, “Accounting for Income Taxes.”

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  The Company has three frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002.  Titan expects to contribute approximately $1 million to these frozen defined pension plans during the remainder of 2008.  For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 20 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2007.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables and discussions provide highlights for the three months ended March 31, 2008, compared to 2007 (amounts in thousands):
	Three months ended March 31,
	2008	2007
Net sales	$253,525	$226,278
Cost of sales	221,181	199,087
Gross profit	$32,344	$27,191
Gross profit margin	12.8%	12.0%

Net Sales
Net sales for the quarter ended March 31, 2008, were $253.5 million, an increase of $27.2 million or approximately 12% when compared to $226.3 million in 2007.  The record quarterly sales were attributed to strong demand in the Company’s agricultural market, which reported higher sales of approximately 28% for the first quarter of 2008 as compared to the previous year’s first quarter.

Cost of Sales and Gross Profit
Cost of sales was $221.2 million for the first quarter of 2008, compared to $199.1 million in 2007.  The higher cost of sales resulted from an increase in sales and raw material prices and hiring costs.  Raw material prices increased by approximately $5 million to $6 million in the first quarter of 2008, as compared to the first quarter of 2007.  Costs associated with hiring and training workers to be utilized in giant OTR production were estimated to be approximately $1 million for the quarter.

Gross profit for the first quarter of 2008 was $32.3 million or 12.8% of net sales, compared to $27.2 million or 12.0% of net sales for the first quarter of 2007.  The gross profit margin for the quarter showed an improvement of approximately 1% as compared to the first quarter of 2007, even though the margin was hampered by higher raw material prices and training costs, which had a negative impact of approximately 2% to 3% on the margin.

Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):
	Three months ended March 31,
	2008	2007
Selling, general and administrative	$14,077	$11,284
Percentage of net sales	5.6%	5.0%

Selling, general and administrative (SG&A) expenses for the first quarter of 2008 were $14.1 million or 5.6% of net sales, compared to $11.3 million or 5.0% of net sales for 2007.  Administrative expense increased as the result of higher selling expenses of approximately $1 million due to record sales and approximately $1 million of higher professional fees.

Royalty Expense
Royalty expense was as follows (amounts in thousands):
	Three months ended March 31,
	2008	2007
Royalty expense	$2,147	$1,564

The Goodyear North American farm tire asset acquisition included a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses were $2.1 million and $1.6 million for the first quarter of 2008 and 2007, respectively.  The higher royalty expense was the result of the strong sales in the agricultural segment.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income from Operations
Income from operations was as follows (amounts in thousands):
	Three months ended March 31,
	2008	2007
Income from operations	$16,120	$14,343
Percentage of net sales	6.4%	6.3%

Income from operations for the first quarter of 2008 was $16.1 million or 6.4% of net sales, compared to $14.3 million or 6.3% in 2007.  The improvement in income from operations was the net result of the items previously discussed in the sales, cost of sales, administrative and royalty line items.

Interest Expense
Interest expense was as follows (amounts in thousands):
	Three months ended March 31,
	2008	2007
Interest expense	$3,984	$5,749

Interest expense was $4.0 million for the first quarter of 2008, compared to $5.7 million in 2007.  The reduction in interest costs was primarily the result of:  (i) lower debt levels that accounted for approximately $1 million of the reduction and (ii) capitalization of interest of $0.6 million related to the giant OTR project in 2008.

Noncash Convertible Debt Conversion Charge
Noncash convertible debt conversion charge was as follows (amounts in thousands):
	Three months ended March 31,
	2008	2007
Noncash convertible debtconversion charge	$0	$13,376

In March 2007, the Company converted $81.2 million of convertible notes into 6,577,200 shares of Titan common stock.  Titan recognized a noncash charge of $13.4 million in connection with this exchange in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt.”

Other Income (Expense)
Other income (expense) was as follows (amounts in thousands):
	Three months ended March 31,
	2008	2007
Other income (expense)	$1,420	$(185)

Other income for the first quarter of 2008 was $1.4 million, compared to other expense of $(0.2) million in 2007.  Interest income included in other income was $0.5 million for each of the first quarters of 2008 and 2007.  The first quarter of 2008 included income from a legal settlement of approximately $1 million, while the first quarter of 2007 included debt termination expense of $0.7 million.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income Taxes
Income taxes were as follows (amounts in thousands):
	Three months ended March 31,
	2008	2007
Income tax expense (benefit)	$5,422	$(2,484)

The Company recorded income tax expense of $5.4 million and income tax benefit of $(2.5) million for the quarters ended March 31, 2008 and 2007, respectively.  The Company’s effective income tax rate was 40% and 50% for the three months ended March 31, 2008 and 2007, respectively.  The Company’s 2007 income tax expense and rate differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $13.4 million noncash charge taken in connection with the Company’s convertible debt.  This noncash charge was not deductible for income tax purposes.

Net Income (Loss)
Net income (loss) was as follows (amounts in thousands):
	Three months ended March 31,
	2008	2007
Net income (loss)	$8,134	$(2,483)

Net income for the first quarter of 2008 was $8.1 million, compared to net loss of $(2.5) million in 2007.  Basic earnings per share were $.30 for the first quarter of 2008, compared to loss per share of $(.12) in the first quarter of 2007.  Diluted earnings per share were $.29 for the first quarter of 2008, compared to loss per share of $(.12) in 2007.  The Company’s net income and earnings per share increased due to the items detailed above.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):
	Three months ended March 31,
	2008	2007
Net sales	$173,486	$135,296
Gross profit	19,693	10,826
Income from operations	16,443	8,038

Net sales in the agricultural market were $173.5 million for the first quarter of 2008, as compared to $135.3 million in 2007.  The increase of $38.2 million, or approximately 28%, in agricultural segment sales was the result of higher demand from the Company’s customers resulting from record farm income in 2007.

Gross profit in the agricultural market was $19.7 million for the first quarter of 2008, an increase of $8.9 million, or approximately 82%, when compared to the $10.8 million in 2007.  Income from operations in the agricultural market was $16.4 million for the first quarter of 2008, an improvement of approximately 105% when compared to $8.0 million for the first quarter of 2007.  The increase in gross profit and income from operations in the agricultural market was attributed to robust farm equipment sales.  These improved results were achieved despite higher raw material prices of $3 million to $4 million that negatively impacted the profit during the current quarter.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Earthmoving/Construction Segment Results
Earthmoving/Construction segment results were as follows (amounts in thousands):
	Three months ended March 31,
	2008	2007
Net sales	$73,833	$75,118
Gross profit	11,911	15,892
Income from operations	9,802	13,875

The Company’s earthmoving/construction market net sales were $73.8 million for the first quarter of 2008, as compared to $75.1 million in 2007.

Gross profit in the earthmoving/construction market was $11.9 million for the first quarter of 2008, as compared to $15.9 million in 2007.  Income from operations in the earthmoving/construction market was $9.8 million for the first quarter of 2008 versus $13.9 million in 2007.  With the lower sales level, the segments gross profit and income from operations had a corresponding reduction.  In addition, the Company estimates gross profit was negatively impacted by:  (i) higher raw material prices of approximately $1 million to $2 million and (ii) costs associated with hiring and training workers to be utilized in giant OTR production, estimated to be approximately $1 million for the quarter.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):
	Three months ended March 31,
	2008	2007
Net sales	$6,206	$15,864
Gross profit	1,049	1,100
Income from operations	869	848

Consumer market net sales were $6.2 million for the first quarter of 2008, as compared to $15.9 million in 2007.  The Goodyear farm tire acquisition agreement included an off-take/mixing agreement for certain product sales to Goodyear.  The reduction in consumer market sales is related to lower sales to The Goodyear Tire & Rubber Company of approximately $9 million quarter over quarter.

Gross profit from the consumer market was $1.0 million for the first quarter of 2008, as compared to $1.1 million in 2007.  Consumer market income from operations was $0.9 million for the first quarter of 2008, as compared to $0.8 million for 2007.  Despite, the lower sales level, consumer market gross profit and income from operations remained stable with the previous year due to a shift to higher margin consumer products.

Segment Summary (Amounts in thousands)

Three months ended March 31, 2008	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$173,486	$73,833	$6,206	$0	$253,525
Gross profit (loss)	19,693	11,911	1,049	(309)	32,344
Income (loss) from operations	16,443	9,802	869	(10,994)	16,120

Three months ended March 31, 2007
Net sales	$135,296	$75,118	$15,864	$0	$226,278
Gross profit (loss)	10,826	15,892	1,100	(627)	27,191
Income (loss) from operations	8,038	13,875	848	(8,418)	14,343

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Corporate Expenses
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $11.0 million for the first quarter of 2008, as compared to $8.4 million for the first quarter of 2007.

Corporate expenses for the first quarter of 2008 were composed of the following:  (i) selling and marketing expenses of approximately $5 million; (ii) CEO and executive incentives of approximately $1 million; and (iii) administrative expenses of approximately $5 million.

Corporate expenses for the first quarter of 2007 were composed of the following:  (i) selling and marketing expenses of approximately $4 million; (ii) CEO and executive incentives of approximately $1 million; and (iii) administrative expenses of approximately $3 million.

The increase of approximately $1 million in selling and marketing expenses in the first quarter of 2008 as compared to first quarter 2007 resulted from the higher sales levels.  Administration expenses increased as a result of higher professional fees, which increased approximately $1 million quarter over quarter.

MARKET RISK SENSITIVE INSTRUMENTS

The Company’s risks related to foreign currencies, commodity prices and interest rates are consistent with those for 2007.  For more information, see the “Market Risk Sensitive Instruments” discussion in the Company’s Form 10-K for the fiscal year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of March 31, 2008, the Company had $47.6 million of cash balances within various bank accounts.  This cash balance decreased by $10.7 million from December 31, 2007, due to the following cash flow items.

Operating cash flows
Summary of cash flows from operating activities (amounts in thousands):
	Three months ended March 31,
	2008	2007	Change
Net income (loss)	$8,134	$(2,483)	$10,617
Depreciation and amortization	7,153	7,465	(312)
Deferred income tax provision	5,386	(2,845)	8,231
Noncash debt charge	0	13,376	(13,376)
Accounts receivable	(35,426)	(47,431)	12,005
Inventories	3,852	10,646	(6,794)
Accounts payable	18,664	24,274	(5,610)
Other current liabilities	(2,179)	11,891	(14,070)
Other operating activities	3,239	851	2,388
Cash provided by operating activities	$8,823	$15,744	$(6,921)

In the first quarter of 2008, operating activities provided cash of $8.8 million.  This cash was primarily provided by net income of $8.1 million and increases of $18.7 million in accounts payable.  Included in net income were noncash charges of $7.2 million of depreciation and amortization and a $5.4 million deferred income tax provision.  Positive cash flows were offset by an increase in accounts receivable balance of $35.4 million.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

For the first quarter of 2007, positive cash flows from operating activities of $15.7 million resulted primarily from increases of $24.3 million in accounts payable and $11.9 million in other current liabilities along with a decrease of $10.6 million in inventories.  Included in net loss were noncash charges of $13.4 million for a debt conversion charge and $7.5 million of depreciation and amortization.  Positive cash flows were offset by an increase in accounts receivable balance of $47.4 million and a net loss of $2.5 million.

Operating cash flows decreased $6.9 million when comparing the first quarter of 2008 to the first quarter of 2007.  The net income in the first quarter of 2008 was a $10.6 million increase from the loss in first quarter 2007.  However, the first quarter 2007 loss included a $13.4 million noncash charge, which offset the increase in income.  Cash flows from current liabilities decreased $14.1 million when comparing the first quarter of 2008 to the first quarter of 2007.  The change in cash flows from current liabilities was the result of the timing of payments, primarily interest payable.

Investing cash flows
Net cash used for investing activities was $20.9 million in the first quarter of 2008, as compared to $4.0 million in the first quarter of 2007.  The Company invested a total of $20.9 million in capital expenditures in the first quarter of 2008, compared to $4.1 million in 2007.  Of the $20.9 million of capital expenditures in the first quarter of 2008, approximately $16 million relates to the Company’s giant OTR mining tire project.  The remaining expenditures represent various equipment purchases and improvements to enhance production capabilities.

The Company estimates that current commitments related to the OTR project at this time are approximately $60 million, including disbursements as of March 31, 2008, of approximately $38 million.  The large increase in cash used for investing activities in the first quarter of 2008, as compared to the first quarter of 2007, was a result of the capital expenditures on the giant OTR project.  In addition to the OTR Project, the Company estimates that its capital expenditures for other projects for the remainder of 2008 could be approximately $13 million.

Financing cash flows
In the first quarter of 2008, $1.3 million of cash was provided by financing activities.  This cash was primarily provided by $1.4 million in proceeds from the exercise of stock options.

In the first quarter of 2007, cash of $6.2 million was used for financing activities.  This cash use was primarily the result of net debt payment of $10.2 million offset by $3.6 million in proceeds from stock option exercises.

Financing cash flows increased $7.5 million when comparing the first quarter of 2008 to the first quarter of 2007.  This increase resulted primarily from a decrease in the cash used for debt payment.

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

The Company is in compliance with these covenants and restrictions as of March 31, 2008.  The collateral coverage was calculated to be approximately 69 times the outstanding revolver balance at March 31, 2008.

The fixed charge coverage ratio did not apply for the quarter ended March 31, 2008.  The credit facility usage was $6.1 million at March 31, 2008, consisting exclusively of letters of credit of $6.1 million with no cash borrowings.

Other Issues
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.  Historically, Titan tends to experience higher sales demand in the first and second quarters.

Liquidity Outlook
At March 31, 2008, the Company had $47.6 million of cash and cash equivalents and $243.9 million of unused availability under the terms of its revolving credit facility (credit facility).  The availability under the Company’s $250 million credit facility was reduced by $6.1 million for outstanding letters of credit.  The Company expects to contribute approximately $1 million to its frozen defined benefit pension plans during the remainder of 2008.  At December 31, 2007, the Company had a net operating loss carryforward of approximately $13 million, which is expected to reduce the Company’s income tax payments in 2008.

In May 2007, Titan’s Board of Directors approved funding for the Company to increase giant OTR mining tire production capacity to include 57-inch and 63-inch giant radial tires (the “OTR Project”).  The Company estimates that current commitments related to the OTR Project at this time are approximately $60 million, of which approximately $38 million was disbursed from inception through March 31, 2008.  Additional capital expenditure commitments will be incurred through 2008 as the OTR Project moves to completion.  The final cost of these additional OTR capital items have not been finalized at this time.

The Company currently anticipates that cash on hand and anticipated internal cash flows from operations will allow the Company sufficient funds for completion of the OTR Project.  In addition to the OTR Project, the Company estimates that its capital expenditures for other projects for remainder of 2008 could be approximately $13 million.

Cash on hand, anticipated internal cash flows from operations and utilization of remaining available borrowings are expected to provide sufficient liquidity for working capital needs and capital expenditures.  If the Company were to exhaust all currently available working capital sources or not meet the financial covenants and conditions of its loan agreements, the Company’s ability to secure additional funding may be negatively impacted.

PENSIONS

The Company has three frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002.  These plans are described in Note 20 of the Company’s Notes to Consolidated Financial Statements in the 2007 Annual Report on Form 10-K.

The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors.  Certain of these assumptions are determined with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends.  These assumptions are reviewed on a regular basis and revised when appropriate.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations.  Titan expects to contribute approximately $1 million to these frozen defined pension plans during the remainder of 2008.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

MARKET CONDITIONS AND OUTLOOK

Titan is experiencing strong demand for the Company’s agricultural and earthmoving/construction products.  This strong demand is expected to continue through 2008.  The strength in the agricultural market is the result of higher commodity prices which have resulted from the continuing use of biofuels.  High prices for metals, oil and gas have created a large demand for the Company’s earthmoving and mining products.

In May 2007, Titan’s Board of Directors approved funding for the Company to increase giant OTR mining tire production capacity to include 57-inch and 63-inch giant radial tires.  This funding should allow Titan to produce up to an estimated 6,000 giant radial tires a year.  Titan estimates this may increase sales as much as $240 million on an annual basis.  The Company currently plans to be in start-up production of these giant mining tires by July 2008.

Higher energy, raw material and petroleum-based product costs may continue to negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK

Agricultural market sales are forecasted to remain strong through 2008.  The farm economy is being helped by strong commodity prices.  However, the farm economy is also affected by high input costs for fuel and fertilizer.  The increasing demand for grain-based ethanol and soybean-based biodiesel fuel has increased commodity prices and should support farm income levels in the long-term.  Ethanol production is projected to continue to expand sharply through 2009/2010.  The increasing demand for biofuels has supported all agricultural commodity prices as acreage has been shifted from other crops to those used in biofuels.  In April 2008, Titan signed a three-year agreement to supply farm tires to various John Deere affiliates.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK

Sales for the earthmoving/construction market are expected to remain strong in 2008.  Metals, oil and gas prices have remained high and at levels that are attractive for continued investment, which will maintain support for earthmoving and mining sales.  However, the decline in the United States housing market has caused a decline in equipment used for housing construction.  The giant OTR project should begin to add significant capacity for giant mining tires in the second half of 2008.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations and housing starts.

CONSUMER MARKET OUTLOOK

The current overall uncertainty in consumer spending resulting from the housing market decline makes consumer market projections especially difficult.  Titan’s sales in the consumer market include sales to Goodyear, which fluctuate significantly based upon their future product requirements, which includes an off-take/mixing agreement.  This agreement includes mixed stock, which is a prepared rubber compound used in tire production.  The Company’s consumer market sales may fluctuate significantly related to sales volumes under the off-take/mixing agreement with Goodyear.  The Company expects challenging conditions for the consumer market for the remainder of 2008.  Many factors affect the consumer market including weather, competitive pricing, energy prices and consumer attitude.

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

Statement of Financial Accounting Standards Number 161
In March 2008, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” was issued.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is evaluating the effect the adoption of this standard will have on its consolidated financial position, results of operations and cash flows.

PART I. FINANCIAL INFORMATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See the Company’s 2007 Annual Report filed on Form 10-K (Item 7A).  There has been no material change in this information.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	April 28, 2008	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KENT W. HACKAMACK
Kent W. Hackamack
Vice President of Finance and Treasurer
(Principal Financial Officer)