Form 10-Q
period 2008-06-30
TITAN INTERNATIONAL INC
filed 2008-07-29
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	July 28, 2008

Common stock, no par value per share	27,592,296

TITAN INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007	1

	Consolidated Condensed Balance Sheets as of June 30, 2008, and December 31, 2007	2

	Consolidated Condensed Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2008	3

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	4

	Notes to Consolidated Condensed Financial Statements	5-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

Part II.	Other Information

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 6.	Exhibits	34

	Signatures	34

PART I.  FINANCIAL INFORMATION

Item 1.                      Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$269,114	$210,333	$522,639	$436,611
Cost of sales	227,168	183,022	448,349	382,109
Gross profit	41,946	27,311	74,290	54,502
Selling, general & administrative expenses	15,289	12,683	29,366	23,967
Royalty expense	2,268	1,452	4,415	3,016
Income from operations	24,389	13,176	40,509	27,519
Interest expense	(3,708)	(4,430)	(7,692)	(10,179)
Noncash convertible debt conversion charge	0	0	0	(13,376)
Other income	1,497	1,731	2,917	1,546
Income before income taxes	22,178	10,477	35,734	5,510
Provision for income taxes	8,872	5,515	14,294	3,031
Net income	$13,306	$4,962	$21,440	$2,479

Earnings per common share:
Basic	$.48	$.18	$.78	$.10
Diluted	.48	.18	.77	.10
Average common shares outstanding:
Basic	27,486	27,213	27,449	24,031
Diluted	27,819	27,749	27,805	24,499

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	June 30,	December 31,
Assets	2008	2007
Current assets
Cash and cash equivalents	$69,385	$58,325
Accounts receivable	139,438	98,394
Inventories	118,083	128,048
Deferred income taxes	17,780	25,159
Prepaid and other current assets	21,469	17,839
Total current assets	366,155	327,765

Property, plant and equipment, net	221,951	196,078
Investment in Titan Europe Plc	40,782	34,535
Goodwill	11,702	11,702
Other assets	19,540	20,415

Total assets	$660,130	$590,495

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$70,975	$43,992
Other current liabilities	50,407	43,788
Total current liabilities	121,382	87,780

Long-term debt	200,000	200,000
Deferred income taxes	16,230	14,044
Other long-term liabilities	16,854	16,149
Total liabilities	354,466	317,973

Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized, 30,577,356 issued)	30	30
Additional paid-in capital	309,195	303,908
Retained earnings	50,177	29,012
Treasury stock (at cost, 2,993,829 and 3,229,055 shares, respectively)	(27,272)	(29,384)
Accumulated other comprehensive loss	(26,466)	(31,044)
Total stockholders’ equity	305,664	272,522

Total liabilities and stockholders’ equity	$660,130	$590,495

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance January 1, 2008	#27,348,301	$30	$303,908	$29,012	$(29,384)	$(31,044)	$272,522

Comprehensive income:
Net income				21,440			21,440
Amortization of pension adjustments, net of tax						517	517
Unrealized gain on investment, net of tax						4,061	4,061
Comprehensive income				21,440		4,578	26,018
Dividends paid on common stock				(275)			(275)
Exercise of stock options	226,850		5,096		2,037		7,133
Issuance of treasury stock under 401(k) plan	8,376		191		75		266

Balance June 30, 2008	#27,583,527	$30	$309,195	$50,177	$(27,272)	$(26,466)	$305,664

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$21,440	$2,479
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	14,392	14,722
Deferred income tax provision	7,379	2,060
Noncash convertible debt conversion charge	0	13,376
Excess tax benefit from stock options exercised	(3,913)	(849)
Issuance of treasury stock under 401(k) plan	266	214
(Increase) decrease in current assets:
Accounts receivable	(41,044)	(43,713)
Inventories	9,965	19,150
Prepaid and other current assets	(3,947)	1,270
Other assets	(567)	(142)
Increase in current liabilities:
Accounts payable	26,983	17,659
Other current liabilities	10,531	14,660
Other liabilities	1,539	2,491
Net cash provided by operating activities	43,024	43,377

Cash flows from investing activities:
Capital expenditures	(38,912)	(11,577)
Other	89	156
Net cash used for investing activities	(38,823)	(11,421)

Cash flows from financing activities:
Payment on debt	0	(10,164)
Proceeds from exercise of stock options	3,220	6,017
Excess tax benefit from stock options exercised	3,913	849
Payment of financing fees	0	(313)
Dividends paid	(274)	(233)
Net cash provided by (used for) financing activities	6,859	(3,844)

Net increase in cash and cash equivalents	11,060	28,112

Cash and cash equivalents at beginning of period	58,325	33,412

Cash and cash equivalents at end of period	$69,385	$61,524

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  ACCOUNTING POLICIES
In the opinion of Titan International, Inc. (“Titan” or the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary to present fairly the Company’s financial position as of June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007.

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

2.  ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):
	June 30,	December 31,
	2008	2007
Accounts receivable	$145,281	$103,652
Allowance for doubtful accounts	(5,843)	(5,258)
Accounts receivable, net	$139,438	$98,394

The Company had net accounts receivable balance of $139.4 million at June 30, 2008, and $98.4 million at December 31, 2007.  These amounts are net of allowance for doubtful accounts of $5.8 million at June 30, 2008, and $5.3 million at December 31, 2007.

3.  INVENTORIES
Inventories consisted of the following (in thousands):
	June 30,	December 31,
	2008	2007
Raw materials	$54,268	$50,368
Work-in-process	14,510	21,533
Finished goods	55,808	61,880
	124,586	133,781
Adjustment to LIFO basis	(6,503)	(5,733)
	$118,083	$128,048

Inventories were $118.1 million at June 30, 2008, and $128.0 million at December 31, 2007.  At June 30, 2008, cost is determined using the first-in, first-out (FIFO) method for approximately 66% of inventories and the last-in, first-out (LIFO) method for approximately 34% of the inventories.  At December 31, 2007, the FIFO method was used for approximately 67% of inventories and LIFO was used for approximately 33% of the inventories.  Included in the inventory balances were reserves for slow-moving and obsolete inventory of $4.5 million at June 30, 2008, and $4.7 million at December 31, 2007.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

4.  PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following (in thousands):
	June 30,	December 31,
	2008	2007
Land and improvements	$3,343	$3,098
Buildings and improvements	78,671	78,462
Machinery and equipment	285,216	276,326
Tools, dies and molds	54,467	53,873
Construction-in-process	59,861	31,801
	481,558	443,560
Less accumulated depreciation	(259,607)	(247,482)
	$221,951	$196,078

At June 30, 2008, there was $53.8 million in construction-in-process related to the giant OTR mining tire project, including $1.9 million of capitalized interest.  Depreciation on fixed assets for the six months ended June 30, 2008 and 2007, totaled $13.0 million and $13.4 million, respectively.

5.  INVESTMENT IN TITAN EUROPE PLC
Investment in unconsolidated affiliate consisted of the following (in thousands):
	June 30,	December 31,
	2008	2007
Investment in Titan Europe Plc	$40,782	$34,535

The Company owns a 17.3% ownership interest in Titan Europe Plc.  In accordance with SFAS No. 115, the Company records the Titan Europe Plc investment as an available-for-sale security and reports the investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity, net of tax.

The Company’s investment in Titan Europe Plc was $40.8 million at June 30, 2008, and $34.5 million at December 31, 2007.  Titan Europe Plc is publicly traded on the AIM market in London, England.

In April 2008, Titan filed a preliminary proxy statement regarding a special meeting of Titan stockholders to approve the issuance of shares of the Company’s common stock in connection with a proposed offer to purchase up to all the outstanding ordinary shares of Titan Europe Plc.  See Note 21 for additional information.

6.  GOODWILL
The carrying amount of goodwill by segment consisted of the following (in thousands):
	June 30,	December 31,
	2008	2007
Agricultural segment	$6,912	$6,912
Earthmoving/construction segment	3,552	3,552
Consumer segment	1,238	1,238
	$11,702	$11,702

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  No goodwill charges were recorded in the first six months of 2008 or 2007.  There can be no assurance that future goodwill tests will not result in a charge to earnings.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

7.  REVOLVING CREDIT FACILITY AND LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):
	June 30,	December 31,
	2008	2007
Senior unsecured notes	$200,000	$200,000
Less: Amounts due within one year	0	0
	$200,000	$200,000

Aggregate maturities of long-term debt at June 30, 2008, were as follows (in thousands):
July 1 – December 31, 2008	$0
2009	0
2010	0
2011	0
2012	200,000
Thereafter	0
$200,000

Senior unsecured notes
The Company’s $200 million 8% senior unsecured notes are due 2012.

Revolving credit facility
The Company’s $250 million revolving credit facility (Credit Facility) with agent LaSalle Bank National Association (a Bank of America company) has an October 2009 termination date and is collateralized by a first priority security interest in certain assets of Titan and its domestic subsidiaries.  At June 30, 2008, any borrowings under the Credit Facility would have borne interest at a floating rate of prime rate plus 0% to 1% or LIBOR plus 1% to 2%.

There were no cash borrowings under this Credit Facility at June 30, 2008.  Outstanding letters of credit on the facility were $6.1 million at June 30, 2008, leaving $243.9 million of unused availability on the revolving credit facility.  The facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants.  The Company is in compliance with these covenants and restrictions as of June 30, 2008.

8.  WARRANTY
Changes in the warranty liability consisted of the following (in thousands):
	2008	2007
Warranty liability, January 1	$5,854	$4,688
Provision for warranty liabilities	4,511	4,670
Warranty payments made	(4,099)	(3,777)
Warranty liability, June 30	$6,266	$5,581

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

The components of net periodic pension (income) cost consisted of the following (in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest cost	$1,324	$941	$2,648	$1,882
Expected return on assets	(1,954)	(1,256)	(3,908)	(2,512)
Amortization of unrecognized prior service cost	34	34	68	68
Amortization of unrecognized deferred taxes	(14)	(14)	(28)	(28)
Amortization of net unrecognized loss	397	398	794	796
Net periodic pension (income) cost	$(213)	$103	$(426)	$206

During the first half of 2008, the Company contributed cash funds of $0.1 million to the frozen defined pension plans.  The Company expects to contribute approximately $0.1 million to the pension plans during the remainder of 2008.

10.  LEASE COMMITMENTS
The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options and payment of property taxes, maintenance and insurance by the Company.

At June 30, 2008, future minimum commitments under noncancellable operating leases with initial or remaining terms of at least one year were as follows (in thousands):
July 1 – December 31, 2008	$994
2009	1,306
2010	930
2011	580
2012	39
Thereafter	0
Total future minimum lease payments	$3,849

11.  ROYALTY EXPENSE
Royalty expense consisted of the following (in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Royalty expense	$2,268	$1,452	$4,415	$3,016

The Goodyear North American farm tire asset acquisition included a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses recorded were $2.3 million and $1.5 million for the three months ended June 30, 2008 and 2007, respectively.  Royalty expenses were $4.4 million and $3.0 million for the six months ended June 30, 2008 and 2007, respectively.

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

13.  OTHER INCOME
Other income consisted of the following (in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Dividend income – Titan Europe Plc	$1,234	$1,132	$1,234	$1,132
Interest income	359	687	874	1,205
Debt termination expense	0	(13)	0	(688)
Other (expense) income	(96)	(75)	809	(103)
	$1,497	$1,731	$2,917	$1,546

Debt termination expense of $0.7 million related to fees and expenses for the March 2007 conversion of the Company’s 5.25% senior unsecured convertible notes.

14.  INCOME TAXES
Income tax expense consisted of the following (in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Income tax expense	$8,872	$5,515	$14,294	$3,031

The Company recorded income tax expense of $8.9 million and $14.3 million for the three and six months ended June 30, 2008, respectively, as compared to $5.5 million and $3.0 million for the three and six months ended June 30, 2007.  The Company’s effective income tax rate was 40% and 55% for the six months ended June 30, 2008 and 2007, respectively.  The Company’s income tax expense and rate for the six months ended June 30, 2007, differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $13.4 million noncash charge taken in connection with the 100% conversion of the Company’s convertible debt.  This noncash charge is not deductible for income tax purposes.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

15.  SEGMENT INFORMATION
The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues from external customers
Agricultural	$185,615	$124,104	$359,101	$259,400
Earthmoving/construction	76,471	72,342	150,304	147,460
Consumer	7,028	13,887	13,234	29,751
Consolidated totals	$269,114	$210,333	$522,639	$436,611

Gross profit
Agricultural	$25,388	$12,175	$45,081	$23,001
Earthmoving/construction	15,675	14,300	27,586	30,192
Consumer	1,381	1,222	2,430	2,322
Reconciling items (a)	(498)	(386)	(807)	(1,013)
Consolidated totals	$41,946	$27,311	$74,290	$54,502

Income from operations
Agricultural	$22,010	$10,058	$38,453	$18,096
Earthmoving/construction	13,393	12,864	23,195	26,739
Consumer	1,190	982	2,059	1,830
Reconciling items (a)	(12,204)	(10,728)	(23,198)	(19,146)
Consolidated totals	$24,389	$13,176	$40,509	$27,519

Assets by segment were as follows (in thousands):
	June 30,	December 31,
Total Assets	2008	2007
Agricultural segment	$296,946	$257,005
Earthmoving/construction segment	209,814	176,144
Consumer segment	17,929	22,515
Reconciling items (b)	135,441	134,831
Consolidated totals	$660,130	$590,495

(a)	Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment carried at the corporate level.

(b)	Represents property, plant and equipment carried at the corporate level and other corporate assets.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

16.  EARNINGS PER SHARE
Earnings per share (EPS) are as follows (amounts in thousands, except per share data):

	Three months ended,
	June 30, 2008			June 30, 2007
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$13,306	27,486	$.48	$4,962	27,213	$.18
Effect of stock options/trusts	0	333		0	536
Diluted EPS	$13,306	27,819	$.48	$4,962	27,749	$.18

	Six months ended,
	June 30, 2008			June 30, 2007
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$21,440	27,449	$.78	$2,479	24,031	$.10
Effect of stock options/trusts	0	356		0	468
Diluted EPS	$21,440	27,805	$.77	$2,479	24,499	$.10

The effect of convertible notes has been excluded for the six months ended June 30, 2007, as the effect would have been antidilutive.  The weighted average share amount excluded was 2,625,000 shares.

17.  COMPREHENSIVE INCOME
The Company’s quarterly comprehensive income consisted of the following:  (i) for the quarter ended June 30, 2008, net income of $13.3 million, amortization of pension adjustments of $0.3 million and unrealized gain on the Titan Europe Plc investment of $5.2 million for a total comprehensive income of $18.8 million; (ii) for the quarter ended June 30, 2007, net income of $5.0 million, amortization of pension adjustments of $0.5 million and unrealized loss on the Titan Europe Plc investment of $(0.9) million for a total comprehensive income of $4.6 million.

The Company’s year-to-date comprehensive income consisted of the following:  (i) for the six months ended June 30, 2008, net income of $21.4 million, amortization of pension adjustments of $0.5 million and unrealized gain on the Titan Europe Plc investment of $4.1 million for a total comprehensive income of $26.0 million; (ii) for the six months ended June 30, 2007, net income of $2.5 million, amortization of pension adjustments of $0.5 million and unrealized loss on the Titan Europe Plc investment of $(2.1) million for a total comprehensive income of $0.9 million.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):
	Fair Value Measurements as of June 30, 2008
	Total	Level 1	Level 2	Level 3
Investment in Titan Europe Plc	$40,782	$40,782	$0	$0
Investments for contractual obligations	5,887	5,887	0	0
Total	$46,669	$46,669	$0	$0

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

21.  PRELIMINARY PROXY STATEMENT
In April 2008, Titan filed a preliminary proxy statement regarding a special meeting of Titan stockholders.  The special meeting would be to approve the issuance of up to 9,000,000 shares of the Company’s common stock in connection with a proposed offer to purchase up to all the outstanding ordinary shares of Titan Europe Plc (Titan Europe).

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

In order to hold a special meeting of Titan International, Inc. stockholders to approve the issue of up to 9,000,000 shares of Titan International, Inc.’s common stock, the Company needs a final proxy containing interim data for both Titan International, Inc. and Titan Europe Plc through June 30, 2008.  The Titan Europe Plc information must be reconciled with U.S. Generally Accepted Accounting Principles (GAAP).  If the information is obtained by the end of July 2008, Titan anticipates it will be able to file a final proxy with the SEC by the end of August.  The stockholders meeting will be held 30 days after the filing of the final proxy to vote on the issuance of up to 9,000,000 shares of Titan International, Inc. common stock.

22.  STOCK SPLIT
In June 2008, Titan’s Board of Directors approved a five-for-four stock split with a record date of July 31, 2008, and a payable date of August 15, 2008.  The Company will give five shares for every four shares held as of the record date.  Stockholders will receive one additional share for every four shares owned as of the record date and will receive cash in lieu of fractional shares.

The following unaudited pro forma earnings per share information gives effect to the five-for four stock split as if the split had taken place on January 1, 2007.  Pro forma earnings per share (EPS) are as follows (amounts in thousands, except per share data):
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Pro forma earnings per common share:
Basic	$.39	$.15	$.62	$.08
Diluted	.38	.14	.62	.08
Pro forma average common shares outstanding:
Basic	34,358	34,016	34,311	30,039
Diluted	34,774	34,686	34,756	30,624

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

23.  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION
The Company’s $200 million 8% senior unsecured notes are guaranteed by each of Titan’s current and future wholly owned domestic subsidiaries other than its immaterial subsidiaries (subsidiaries with total assets less than $250,000 and total revenues less than $250,000). The note guarantees are full and unconditional, joint and several obligations of the guarantors. Non-guarantors consist primarily of foreign subsidiaries of the Company, which are organized outside the United States of America. The following condensed consolidating financial statements are presented using the equity method of accounting.

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended June 30, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$269,114	$0	$0	$269,114
Cost of sales	255	226,913	0	0	227,168
Gross (loss) profit	(255)	42,201	0	0	41,946
Selling, general and administrative expenses	5,815	9,426	48	0	15,289
Royalty expense	0	2,268	0	0	2,268
(Loss) income from operations	(6,070)	30,507	(48)	0	24,389
Interest expense	(3,708)	0	0	0	(3,708)
Other income (expense)	386	(122)	1,233	0	1,497
(Loss) income before income taxes	(9,392)	30,385	1,185	0	22,178
(Benefit) provision for income taxes	(3,756)	12,153	475	0	8,872
Equity in earnings of subsidiaries	18,942	0	0	(18,942)	0
Net income	$13,306	$18,232	$710	$(18,942)	$13,306

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended June 30, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$210,333	$0	$0	$210,333
Cost of sales	149	182,873	0	0	183,022
Gross (loss) profit	(149)	27,460	0	0	27,311
Selling, general and administrative expenses	6,015	6,624	44	0	12,683
Royalty expense	0	1,452	0	0	1,452
(Loss) income from operations	(6,164)	19,384	(44)	0	13,176
Interest expense	(4,429)	(1)	0	0	(4,430)
Intercompany interest income (expense)	5,262	(5,535)	273	0	0
Other income (expense)	608	(14)	1,137	0	1,731
(Loss) income before income taxes	(4,723)	13,834	1,366	0	10,477
(Benefit) provision for income taxes	(2,486)	7,282	719	0	5,515
Equity in earnings of subsidiaries	7,199	0	0	(7,199)	0
Net income	$4,962	$6,552	$647	$(7,199)	$4,962

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Six Months Ended June 30, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$522,639	$0	$0	$522,639
Cost of sales	314	448,035	0	0	448,349
Gross (loss) profit	(314)	74,604	0	0	74,290
Selling, general and administrative expenses	11,211	18,094	61	0	29,366
Royalty expense	0	4,415	0	0	4,415
(Loss) income from operations	(11,525)	52,095	(61)	0	40,509
Interest expense	(7,692)	0	0	0	(7,692)
Other income (expense)	1,886	(203)	1,234	0	2,917
(Loss) income before income taxes	(17,331)	51,892	1,173	0	35,734
(Benefit) provision for income taxes	(6,932)	20,756	470	0	14,294
Equity in earnings of subsidiaries	31,839	0	0	(31,839)	0
Net income	$21,440	$31,136	$703	$(31,839)	$21,440

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Six Months Ended June 30, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$436,611	$0	$0	$436,611
Cost of sales	533	381,576	0	0	382,109
Gross (loss) profit	(533)	55,035	0	0	54,502
Selling, general and administrative expenses	9,521	14,327	119	0	23,967
Royalty expense	0	3,016	0	0	3,016
(Loss) income from operations	(10,054)	37,692	(119)	0	27,519
Interest expense	(10,175)	(4)	0	0	(10,179)
Intercompany interest income (expense)	6,396	(6,941)	545	0	0
Noncash convertible debt conversion charge	(13,376)	0	0	0	(13,376)
Other income	382	28	1,136	0	1,546
(Loss) income before income taxes	(26,827)	30,775	1,562	0	5,510
(Benefit) provision for income taxes	(13,538)	15,752	817	0	3,031
Equity in earnings of subsidiaries	15,768	0	0	(15,768)	0
Net income	$2,479	$15,023	$745	$(15,768)	$2,479

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	June 30, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$68,244	$240	$901	$0	$69,385
Accounts receivable	(1,272)	140,710	0	0	139,438
Inventories	0	118,083	0	0	118,083
Prepaid and other current assets	20,115	17,884	1,250	0	39,249
Total current assets	87,087	276,917	2,151	0	366,155
Property, plant and equipment, net	4,851	217,100	0	0	221,951
Investment in Titan Europe Plc	435	0	40,347	0	40,782
Investment in subsidiaries	38,569	0	0	(38,569)	0
Other assets	10,956	20,286	0	0	31,242
Total assets	$141,898	$514,303	$42,498	$(38,569)	$660,130

Liabilities and Stockholders’ Equity
Accounts payable	$8,527	$62,448	$0	$0	$70,975
Other current liabilities	2,059	48,341	7	0	50,407
Total current liabilities	10,586	110,789	7	0	121,382
Long-term debt	200,000	0	0	0	200,000
Other long-term liabilities	26,632	6,452	0	0	33,084
Intercompany accounts	(400,984)	390,889	10,095	0	0
Stockholders’ equity	305,664	6,173	32,396	(38,569)	305,664
Total liabilities and stockholders’ equity	$141,898	$514,303	$42,498	$(38,569)	$660,130

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	December 31, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$57,285	$63	$977	$0	$58,325
Accounts receivable	(458)	98,852	0	0	98,394
Inventories	0	128,048	0	0	128,048
Prepaid and other current assets	26,898	16,100	0	0	42,998
Total current assets	83,725	243,063	977	0	327,765
Property, plant and equipment, net	2,291	193,787	0	0	196,078
Investment in Titan Europe Plc	(5,812)	0	40,347	0	34,535
Investment in subsidiaries	18,714	0	0	(18,714)	0
Other assets	12,256	19,861	0	0	32,117
Total assets	$111,174	$456,711	$41,324	$(18,714)	$590,495

Liabilities and Stockholders’ Equity
Accounts payable	$2,059	$41,933	$0	$0	$43,992
Other current liabilities	10,456	33,347	(15)	0	43,788
Total current liabilities	12,515	75,280	(15)	0	87,780
Long-term debt	200,000	0	0	0	200,000
Other long-term liabilities	22,931	7,262	0	0	30,193
Intercompany accounts	(396,794)	386,883	9,911	0	0
Stockholders’ equity	272,522	(12,714)	31,428	(18,714)	272,522
Total liabilities and stockholders’ equity	$111,174	$456,711	$41,324	$(18,714)	$590,495

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Six Months Ended June 30, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$6,869	$36,231	$(76)	$43,024

Cash flows from investing activities:
Capital expenditures	(2,769)	(36,143)	0	(38,912)
Other, net	0	89	0	89
Net cash used for investing activities	(2,769)	(36,054)	0	(38,823)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,220	0	0	3,220
Excess tax benefit from stock options exercised	3,913	0	0	3,913
Other, net	(274)	0	0	(274)
Net cash provided by financing activities	6,859	0	0	6,859

Net increase (decrease) in cash and cash equivalents	10,959	177	(76)	11,060
Cash and cash equivalents, beginning of period	57,285	63	977	58,325
Cash and cash equivalents, end of period	$68,244	$240	$901	$69,385

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Six Months Ended June 30, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$30,463	$11,615	$1,299	$43,377

Cash flows from investing activities:
Capital expenditures	(466)	(11,111)	0	(11,577)
Other, net	0	156	0	156
Net cash used for investing activities	(466)	(10,955)	0	(11,421)

Cash flows from financing activities:
Payment of debt	(9,500)	(664)	0	(10,164)
Proceeds from exercise of stock options	6,017	0	0	6,017
Excess tax benefit from stock options exercised	849	0	0	849
Other, net	(546)	0	0	(546)
Net cash used for financing activities	(3,180)	(664)	0	(3,844)

Net increase (decrease) in cash and cash equivalents	26,817	(4)	1,299	28,112
Cash and cash equivalents, beginning of period	33,220	69	123	33,412
Cash and cash equivalents, end of period	$60,037	$65	$1,422	$61,524

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

Highlights for the three months ended June 30, 2008, compared to 2007 (amounts in thousands):
	Three months ended June 30,
	2008	2007	% Increase
Net sales	$269,114	$210,333	28%
Income from operations	24,389	13,176	85%
Net income	13,306	4,962	168%

Quarter:  The Company recorded sales of $269.1 million for the second quarter of 2008, which were 28% higher than the second quarter 2007 sales of $210.3 million.  The record sales level was attributed to exceptionally strong demand in the Company’s agricultural market, which reported 50% higher sales for the second quarter of 2008 as compared to the previous year’s second quarter.

Income from operations was $24.4 million for the second quarter of 2008, an 85% increase when compared to $13.2 million in 2007.  Titan’s net income was $13.3 million for the quarter, compared to $5.0 million in 2007.  Basic earnings per share were $.48 in 2008, compared to $.18 in 2007.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Highlights for the six months ended June 30, 2008, compared to 2007 (amounts in thousands):
	Six months ended June 30,
	2008	2007	% Increase
Net sales	$522,639	$436,611	20%
Income from operations	40,509	27,519	47%
Net income	21,440	2,479	765%

Year-to-date:  The Company recorded sales of $522.6 million for the six months ended June 30, 2008, as compared to $436.6 million in 2007.  The sales increase was attributed to exceptionally strong demand in the Company’s agricultural market, which increased 38% for the six months ended June 30, 2008, as compared to 2007.

Income from operations was $40.5 million for the six months ended June 30, 2008, as compared to $27.5 million in 2007.  Titan’s net income was $21.4 million for the six months ended June 30, 2008, as compared to $2.5 million in 2007.  Basic earnings per share were $.78 for the six months ended June 30, 2008, compared to $.10 in 2007.

STOCK SPLIT
In June 2008, Titan’s Board of Directors approved a five-for-four stock split with a record date of July 31, 2008, and a payable date of August 15, 2008.  The Company will give five shares for every four shares held as of the record date.  Stockholders will receive one additional share for every four shares owned as of the record date and will receive cash in lieu of fractional shares.

GIANT OTR PROJECT
In May 2007, Titan’s Board of Directors approved funding for the Company to increase giant OTR mining tire production capacity to include 57-inch and 63-inch giant radial tires (the “Giant OTR Project”).  This funding should allow Titan to produce up to an estimated 6,000 giant radial tires a year.  Titan estimates this may increase sales as much as $240 million on an annual basis.  The Company began start-up production of these giant mining tires in July 2008.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Inventories
Inventories are valued at lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method for approximately 66% of inventories and the last-in, first-out (LIFO) method for approximately 34% of inventories.  The major rubber material inventory and related work-in-process and their finished goods are accounted for under the FIFO method.  The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method.  Market value is estimated based on current selling prices.  Estimated provisions are established for slow-moving and obsolete inventory, as well as inventory carried above market price based on historical experience.  Should experience change, adjustments to estimated provisions would be necessary.

Impairment of Goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  The Company had goodwill of $11.7 million at June 30, 2008.  Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment.  Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

Valuation of Investment Accounted for as Available-for-Sale Security
The Company has an investment in Titan Europe Plc of $40.8 million as of June 30, 2008, representing a 17.3% ownership position.  Titan Europe Plc is publicly traded on the AIM market in London, England.  This investment is recorded as “Investment in Titan Europe Plc” on the consolidated balance sheet.  In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company records the Titan Europe Plc investment as an available-for-sale security and reports this investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.  Should the fair value decline below the cost basis, the Company would be required to determine if this decline is other than temporary.  If the decline in fair value were judged to be other than temporary, an impairment charge would be recorded.  Should unforeseen events occur or investment trends change significantly, impairment losses could occur.  Declared dividends on this investment are recorded in income as a component of other income.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  The Company has three frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002.  During the first half of 2008, the Company contributed cash funds of $0.1 million to its frozen pension plans.  Titan expects to contribute approximately $0.1 million to these frozen defined pension plans during the remainder of 2008.  For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 20 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2007.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Highlights for the three and six months ended June 30, 2008, compared to 2007 (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$269,114	$210,333	$522,639	$436,611
Cost of sales	227,168	183,022	448,349	382,109
Gross profit	41,946	27,311	74,290	54,502
Gross profit margin	15.6%	13.0%	14.2%	12.5%

Net Sales
Quarter:  Net sales for the quarter ended June 30, 2008, were $269.1 million, compared to $210.3 million in 2007.  The record quarterly sales were attributed to strong demand in the Company’s agricultural market, which reported higher sales of approximately 50% for the second quarter of 2008 as compared to the previous year’s second quarter.  Titan believes it has benefited in the second quarter of 2008 from a preliminary ruling from the U.S. Department of Commerce, affirming that exporters of Chinese-manufactured tires have been selling certain off-the-road tires in the U.S.A. at less than normal value and received subsidies, resulting in duties being imposed on certain imported tires.

Year-to-date:  Net sales for the six months ended June 30, 2008, were $522.6 million, compared to 2007 net sales of $436.6 million.  The record first half sales were attributed to strong demand in the Company’s agricultural market, which reported higher sales of approximately 38% for the first half of 2008 as compared to the first half of 2007.  Titan believes it has benefited in the first half of 2008 from a preliminary ruling from the U.S. Department of Commerce, affirming that exporters of Chinese-manufactured tires have been selling certain off-the-road tires in the U.S.A. at less than normal value and received subsidies, resulting in duties being imposed on certain imported tires.

Cost of Sales and Gross Profit
Quarter:  Cost of sales were $227.2 million and $183.0 million for the three months ended June 30, 2008 and 2007, respectively.  The higher cost of sales resulted from increased sales.  Costs associated with hiring and training workers to be utilized in giant OTR production were estimated to be approximately $1 million for the quarter.

Gross profit for the second quarter of 2008 was $41.9 million, or 15.6%, of net sales, compared to $27.3 million, or 13.0%, of net sales for the second quarter of 2007.  The gross profit margin for the quarter showed an improvement of approximately 2½% as compared to the second quarter of 2007, as the Company improved efficiencies and was successful in aligning sales prices with production cost.

Year-to-date:  Cost of sales were $448.3 million for the six months ended June 30, 2008, compared to $382.1 million in 2007.  The higher cost of sales resulted from increased sales.  Costs associated with hiring and training workers to be utilized in giant OTR production were estimated to be approximately $2 million for the six months ended June 30, 2008.

Gross profit for the six months ended June 30, 2008, was $74.3 million or 14.2% of net sales, compared to $54.5 million or 12.5% of net sales in 2007.  The gross profit margin for the first half of 2008 showed an improvement of approximately 1½% as compared to the first half of 2007, as the Company improved efficiencies and was successful in aligning sale prices with production cost.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Selling, general and administrative	$15,289	$12,683	$29,366	$23,967
Percentage of net sales	5.7%	6.0%	5.6%	5.5%

Quarter:  Selling, general and administrative (SG&A) expenses for the second quarter of 2008 were $15.3 million, or 5.7%, of net sales, compared to $12.7 million, or 6.0%, of net sales for 2007.  Administrative expense increased as the result of higher selling expenses of approximately $1 million due to record sales and approximately $2 million of higher professional fees.

Year-to-date:  Expenses for SG&A for the six months ended June 30, 2008, were $29.4 million, or 5.6%, of net sales, compared to $24.0 million, or 5.5%, of net sales in 2007.  Administrative expense increased as the result of higher selling expenses of approximately $3 million due to record sales and approximately $3 million of higher professional fees.

Royalty Expense
Royalty expense was as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Royalty expense	$2,268	$1,452	$4,415	$3,016

The Goodyear North American farm tire asset acquisition included a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.

Quarter:  Royalty expenses recorded were $2.3 million and $1.5 million for the three months ended June 30, 2008 and 2007, respectively.  The higher royalty expense was the result of the strong sales in the agricultural segment.

Year-to-date:  Year-to-date royalty expenses recorded were $4.4 million and $3.0 million for the six months ended June 30, 2008 and 2007, respectively.  The higher royalty expense was the result of the strong sales in the agricultural segment.

Income from Operations
Income from operations was as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Income from operations	$24,389	$13,176	$40,509	$27,519
Percentage of net sales	9.1%	6.3%	7.8%	6.3%

Quarter: Income from operations for the second quarter of 2008 was $24.4 million, or 9.1%, of net sales, compared to $13.2 million, or 6.3%, in 2007.  The improvement in income from operations was the net result of items previously discussed in the sales, cost of sales, administrative and royalty line items.

Year-to-date: Income from operations for the six months ended June 30, 2008, was $40.5 million, or 7.8%, of net sales, compared to $27.5 million, or 6.3%, in 2007.  Income from operations was affected by the items previously discussed in the cost of sales, administrative and royalty line items.  The primary improvement in income from operations was the result of items previously discussed in the sales and cost of sales line items.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense
Interest expense was as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest expense	$3,708	$4,430	$7,692	$10,179

Quarter: Interest expense was $3.7 million and $4.4 million for the three months ended June 30, 2008 and 2007, respectively.  The reduction in interest costs was primarily the result of capitalization of interest of $0.9 million related to the giant OTR project in 2008.

Year-to-date: Year-to-date interest expense was $7.7 million and $10.2 million for the six months ended June 30, 2008 and 2007, respectively.  The reduction in interest costs was primarily the result of:  (i) lower debt levels that accounted for approximately $2 million of the reduction and (ii) capitalization of interest of $1.5 million related to the giant OTR project in 2008.

Noncash Convertible Debt Conversion Charge
Noncash convertible debt conversion charge was as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Noncash debt conversion charge	$0	$0	$0	$13,376

Quarter:  A debt conversion charge was not applicable in the three months ended June 30, 2008 and 2007.

Year-to-date:  In March 2007, the Company converted $81.2 million of 5.25% senior convertible notes into 6,577,200 shares of Titan common stock.  Titan recognized a noncash charge of $13.4 million in connection with this exchange in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt.”

Other Income
Other income was as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Other income	$1,497	$1,731	$2,917	$1,546

Quarter:  Other income was $1.5 million and $1.7 million for the three months ended June 30, 2008 and 2007, respectively.  Dividend income of $1.2 million and $1.1 million from the Titan Europe Plc investment was recorded in the second quarter of 2008 and 2007, respectively.  In addition, interest income included in other income was $0.4 million and $0.7 million for the three months ended June 30, 2008 and 2007, respectively.

Year-to-date:  Year-to-date other income was $2.9 million for 2008 as compared to $1.5 million in 2007.  Dividend income of $1.2 million and $1.1 million from the Titan Europe Plc investment was recorded in the six months ended June 30, 2008 and 2007, respectively.  Interest income included in other income was $0.9 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income Taxes
Income taxes were as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Income tax expense	$8,872	$5,515	$14,294	$3,031

Quarter:  The Company recorded income tax expense of $8.9 million for the three months ended June 30, 2008, as compared to $5.5 million in 2007.

Year-to-date:  Income tax expense for the six months ended June 30, 2008 and 2007, was $14.3 million and $3.0 million, respectively.  The Company’s effective income tax rate was 40% and 55% for the six months ended June 30, 2008 and 2007, respectively.  The Company’s 2007 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $13.4 million noncash charge taken in connection with the Company’s convertible debt.  This noncash charge was not deductible for income tax purposes.

Net Income
Net income was as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$13,306	$4,962	$21,440	$2,479

Quarter:  Net income for the three months ended June 30, 2008, was $13.3 million, compared to $5.0 million in 2007.  For the three months ended June 30, 2008 and 2007, basic and diluted earnings per share were $.48 and $.18, respectively.  The Company’s net income and earnings per share increased due to the items detailed above.

Year-to-date:  Net income for the six months ended June 30, 2008 and 2007, was $21.4 million and $2.5 million, respectively.  For the six months ended June 30, 2008 and 2007, basic earnings per share were $.78 and $.10, respectively, and diluted earnings per share were $.77 and $.10, respectively. The Company’s net income and earnings per share increased due to the items detailed above.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$185,615	$124,104	$359,101	$259,400
Gross profit	25,388	12,175	45,081	23,001
Income from operations	22,010	10,058	38,453	18,096

Quarter:  Net sales in the agricultural market were $185.6 million for the three months ended June 30, 2008, as compared to $124.1 million in 2007.  The increase of $61.5 million in agricultural segment sales was the result of higher demand from the Company’s customers, an effect of record farm income and crop prices.

Gross profit in the agricultural market was $25.4 million for the three months ended June 30, 2008, as compared to $12.2 million in 2007.  Income from operations in the agricultural market was $22.0 million for the three months ended June 30, 2008, as compared to $10.1 million in 2007.  The increase in gross profit and income from operations in the agricultural market was attributed to robust farm equipment sales and the Company aligning sales prices with production cost.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Year-to-date:  Net sales in the agricultural market were $359.1 million for the six months ended June 30, 2008, as compared to $259.4 million in 2007.  The increase of $ 99.7 million in agricultural segment sales was the result of higher demand from the Company’s customers, an effect of record farm income and crop prices.

Gross profit in the agricultural market was $45.1 million for the six months ended June 30, 2008, as compared to $23.0 million in 2007.  Income from operations in the agricultural market was $38.5 million for the six months ended June 30, 2008, as compared to $18.1 million in 2007.  The increase in gross profit and income from operations in the agricultural market was attributed to robust farm equipment sales and the Company aligning sales prices with production cost.

Earthmoving/Construction Segment Results
Earthmoving/Construction segment results were as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$76,471	$72,342	$150,304	$147,460
Gross profit	15,675	14,300	27,586	30,192
Income from operations	13,393	12,864	23,195	26,739

Quarter:  The Company’s earthmoving/construction market net sales were $76.5 million for the three months ended June 30, 2008, as compared to $72.3 million in 2007.  The increase of $4.1 million primarily resulted from the continued strong earthmoving and mining sales.

Gross profit in the earthmoving/construction market was $15.7 million for the three months ended June 30, 2008, as compared to $14.3 million in 2007.  Income from operations in the earthmoving/construction market was $13.4 million for the three months ended June 30, 2008, as compared to $12.9 million in 2007.  The Company’s gross profit was negatively impacted by costs associated with hiring and training workers to be utilized in giant OTR production, estimated to be approximately $1 million for the three months ended June 30, 2008.

Year-to-date:  The Company’s earthmoving/construction market net sales were $150.3 million for the six months ended June 30, 2008, as compared to $147.5 million in 2007.  The increase of $2.8 million primarily resulted from the continued strong earthmoving and mining sales.

Gross profit in the earthmoving/construction market was $27.6 million for the six months ended June 30, 2008, as compared to $30.2 million in 2007.  Income from operations in the earthmoving/construction market was $23.2 million for the six months ended June 30, 2008, as compared to $26.7 million in 2007.  The Company’s gross profit was negatively impacted by costs associated with hiring and training workers to be utilized in giant OTR production, estimated to be approximately $2 million for the six months ended June 30, 2008.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$7,028	$13,887	$13,234	$29,751
Gross profit	1,381	1,222	2,430	2,322
Income from operations	1,190	982	2,059	1,830

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Quarter:  Consumer market net sales were $7.0 million for the three months ended June 30, 2008, as compared to $13.9 million in 2007.  The Goodyear farm tire acquisition agreement included an off-take/mixing agreement for certain product sales to Goodyear.  The reduction in consumer market sales is related to lower sales to The Goodyear Tire & Rubber Company of approximately $5 million quarter over quarter.

Gross profit from the consumer market was $1.4 million for the three months ended June 30, 2008, as compared to $1.2 million in 2007.  Consumer market income from operations was $1.2 million for the three months ended June 30, 2008, as compared to $1.0 million for 2007.  Despite the lower sales level, consumer market gross profit and income from operations remained stable with the previous year due to a shift to higher margin consumer products.

Year-to-date:  Consumer market net sales were $13.2 million for the six months ended June 30, 2008, as compared to $29.8 million in 2007.  The reduction in consumer market sales is related to lower sales to The Goodyear Tire & Rubber Company of approximately $14 million for the six months ended June 30, 2008, as compared to 2007.

Gross profit from the consumer market was $2.4 million for the six months ended June 30, 2008, as compared to $2.3 million in 2007.  Consumer market income from operations was $2.1 million for the six months ended June 30, 2008, as compared to $1.8 million for 2007.  Despite the lower sales level, consumer market gross profit and income from operations remained stable with the previous year due to a shift to higher margin consumer products.

Segment Summary (Amounts in thousands)

Quarter

Three months ended June 30, 2008	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$185,615	$76,471	$7,028	$0	$269,114
Gross profit (loss)	25,388	15,675	1,381	(498)	41,946
Income (loss) from operations	22,010	13,393	1,190	(12,204)	24,389

Three months ended June 30, 2007
Net sales	$124,104	$72,342	$13,887	$0	$210,333
Gross profit (loss)	12,175	14,300	1,222	(386)	27,311
Income (loss) from operations	10,058	12,864	982	(10,728)	13,176

Year-to-Date

Six months ended June 30, 2008	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$359,101	$150,304	$13,234	$0	$522,639
Gross profit (loss)	45,081	27,586	2,430	(807)	74,290
Income (loss) from operations	38,453	23,195	2,059	(23,198)	40,509

Six months ended June 30, 2007
Net sales	$259,400	$147,460	$29,751	$0	$436,611
Gross profit (loss)	23,001	30,192	2,322	(1,013)	54,502
Income (loss) from operations	18,096	26,739	1,830	(19,146)	27,519

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Corporate Expenses

Quarter
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $12.2 million for the three months ended June 30, 2008, as compared to $10.7 million for 2007.

Corporate expenses for the three months ended June 30, 2008, were composed of selling and marketing expenses of approximately $5 million and administrative expenses of approximately $7 million.

Corporate expenses for the three months ended June 30, 2007, were composed of selling and marketing expenses of approximately $4 million and administrative expenses of approximately $7 million.

The higher selling and marketing expenses of approximately $1 million for the three months ended June 30, 2008, as compared to 2007 resulted from the record sales levels quarter over quarter.

Year-to-Date
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $23.2 million for the six months ended June 30, 2008, as compared to $19.1 million for 2007.

Corporate expenses for the six months ended June 30, 2008, were composed of selling and marketing expenses of approximately $10 million and administrative expenses of approximately $13 million.

Corporate expenses for the six months ended June 30, 2007, were composed of selling and marketing expenses of approximately $7 million and administrative expenses of approximately $12 million.

The higher selling and marketing expenses of approximately $3 million for the six months ended June 30, 2008, as compared to last year resulted from the record sales levels.  Administrative expenses increased as a result of higher professional fees for the first half 2008, as compared to the first half of 2007.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of June 30, 2008, the Company had $69.4 million of cash balances.  This cash balance increased by $11.1 million from December 31, 2007, due to the following cash flow items.

Operating cash flows
Summary of cash flows from operating activities (amounts in thousands):
	Six months ended June 30,
	2008	2007	Change
Net income	$21,440	$2,479	$18,961
Depreciation and amortization	14,392	14,722	(330)
Deferred income tax provision	7,379	2,060	5,319
Noncash debt charge	0	13,376	(13,376)
Accounts receivable	(41,044)	(43,713)	2,669
Inventories	9,965	19,150	(9,185)
Accounts payable	26,983	17,659	9,324
Other current liabilities	10,531	14,660	(4,129)
Other operating activities	(6,622)	2,984	(9,606)
Cash provided by operating activities	$43,024	$43,377	$(353)

In the first six months of 2008, operating activities provided cash of $43.0 million.  This cash was primarily provided by net income of $21.4 million and a higher accounts payable balance of $27.0 million due to elevated expenses.  Included in net income were noncash charges of $14.4 million of depreciation and amortization and a $7.4 million deferred income tax provision.  Positive cash flows were offset by an increase in the accounts receivable balance of $41.0 million due to record sales levels.

For the first six months of 2007, positive cash flows from operating activities of $43.4 million resulted primarily from net income of $2.5 million, increases of $17.7 million in accounts payable and $14.7 million in other current liabilities along with a decrease of $19.2 million in inventories.  Included as a reduction to net income were noncash charges of $13.4 million for a debt conversion charge and $14.7 million of depreciation and amortization.  Positive cash flows were offset by an increase in accounts receivable balance of $43.7 million.

Operating cash flows decreased $0.4 million when comparing the six months ended June 30, 2008, to the six months ended June 30, 2007.  The net income in the first six months of 2008 was a $19.0 million increase from the first six months of 2007.  However, the income for the first six months of 2007 included a $13.4 million noncash charge, which offset the increase in income.

Investing cash flows
Net cash used for investing activities was $38.8 million in the first six months of 2008, as compared to $11.4 million in the first six months of 2007.  The Company invested a total of $38.9 million in capital expenditures in the first six months of 2008, compared to $11.6 million in 2007.  Of the $38.9 million of capital expenditures in the first six months of 2008, approximately $30 million relates to the Company’s Giant OTR Project.  The remaining expenditures represent various equipment purchases and improvements to enhance production capabilities.

The Company estimates that costs related to the Giant OTR Project at this time are approximately $73 million, of which approximately $52 million was disbursed from inception of the Giant OTR Project through June 30, 2008.  The large increase in cash used for investing activities in the first six months of 2008, as compared to the first six months of 2007, was a result of the capital expenditures on the Giant OTR Project.  In addition to the Giant OTR Project, the Company estimates that its capital expenditures for other projects for the remainder of 2008 could be approximately $9 million.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Financing cash flows
In the first six months of 2008, $6.9 million of cash was provided by financing activities.  This cash was primarily provided by $3.2 million in proceeds from the exercise of stock options and $3.9 million of excess tax benefit from stock options exercised.

In the first six months of 2007, cash of $3.8 million was used for financing activities.  This cash use was primarily the result of net debt payment of $10.2 million offset by $6.0 million in proceeds from stock option exercises.

Financing cash flows increased $10.7 million when comparing the first six months of 2008 to the first six months of 2007.  This increase resulted primarily from a decrease in the cash used for debt payment.

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

The Company is in compliance with these covenants and restrictions as of June 30, 2008.  The collateral coverage was calculated to be approximately 77 times the outstanding revolver balance at June 30, 2008.

The fixed charge coverage ratio did not apply for the quarter ended June 30, 2008.  The credit facility usage was $6.1 million at June 30, 2008, consisting exclusively of letters of credit of $6.1 million with no cash borrowings.

Other Issues
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.  Historically, Titan tends to experience higher sales demand in the first and second quarters.

Liquidity Outlook
At June 30, 2008, the Company had $69.4 million of cash and cash equivalents and $243.9 million of unused availability under the terms of its revolving credit facility (credit facility).  The availability under the Company’s $250 million credit facility was reduced by $6.1 million for outstanding letters of credit.  The Company expects to contribute approximately $0.1 million to its frozen defined benefit pension plans during the remainder of 2008.  At December 31, 2007, the Company had a net operating loss carryforward of approximately $13 million, which is expected to be fully utilized to reduce the Company’s income tax payments in 2008.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
In May 2007, Titan’s Board of Directors approved funding for the Company to increase giant OTR mining tire production capacity to include 57-inch and 63-inch giant radial tires (the “Giant OTR Project”).  The Company estimates that current commitments related to the Giant OTR Project at this time are approximately $73 million, of which approximately $52 million was disbursed from inception of the Giant OTR Project through June 30, 2008.  Additional capital expenditure commitments will be incurred through 2008 as the Giant OTR Project moves to completion.  The final cost of these additional OTR capital items have not been finalized at this time.

The Company currently anticipates that cash on hand and anticipated internal cash flows from operations will allow the Company sufficient funds for completion of the Giant OTR Project.  In addition to the Giant OTR Project, Titan estimates that its capital expenditures for other projects for remainder of 2008 could be approximately $9 million.

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

The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors.  Certain of these assumptions are determined with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends.  These assumptions are reviewed on a regular basis and revised when appropriate.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations.  Titan expects to contribute approximately $0.1 million to these frozen defined pension plans during the remainder of 2008.

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

In May 2007, Titan’s Board of Directors approved funding for the Company to increase giant OTR mining tire production capacity to include 57-inch and 63-inch giant radial tires.  This funding should allow Titan to produce up to an estimated 6,000 giant radial tires a year.  Titan estimates this may increase sales as much as $240 million on an annual basis.  The Company began start-up production of these giant mining tires in July 2008.

Higher energy, raw material and petroleum-based product costs may continue to negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales are forecasted to remain robust through 2008.  The farm economy is being helped by strong commodity prices.  However, the farm economy is also affected by high input costs for fuel and fertilizer.  The increasing demand for grain-based ethanol and soybean-based biodiesel fuel has increased commodity prices and should support farm income levels in the long-term.  Ethanol production is projected to continue to expand sharply through 2009/2010.  The increasing demand for biofuels has supported all agricultural commodity prices as acreage has been shifted from other crops to those used in biofuels.  In April 2008, Titan signed a three-year agreement to supply farm tires to various John Deere affiliates.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

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

CONSUMER MARKET OUTLOOK
The current overall uncertainty in consumer spending resulting from the housing market decline and high energy and food costs makes consumer market projections especially difficult.  Titan’s sales in the consumer market include sales to Goodyear, which fluctuate significantly based upon their future product requirements, which includes an off-take/mixing agreement.  This agreement includes mixed stock, which is a prepared rubber compound used in tire production.  The Company’s consumer market sales will fluctuate significantly related to sales volumes under the off-take/mixing agreement with Goodyear which have been significantly lower in 2008 as compared to the previous year.  The Company expects challenging conditions for the consumer market for the remainder of 2008.  Many factors affect the consumer market including weather, competitive pricing, energy prices and consumer attitude.

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

Item 1A.  Risk Factors

See the Company’s 2007 Annual Report filed on Form 10-K (Item 1A).  There has been no material change in this information.

TITAN INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 4.                      Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 15, 2008, for the purposes of:

•	Electing Richard M. Cashin, Jr., Albert J. Febbo and Mitchell I. Quain as directors to serve for three-year terms.

•	Ratifying the appointment of the independent registered public accounting firm for 2008.

Richard M. Cashin, Jr., Albert J. Febbo and Mitchell I. Quian were elected as directors with the following vote:

	Shares	Shares
	Voted For	Withheld
Richard M. Cashin, Jr.	21,612,469	609,740
Albert J. Febbo	21,611,869	610,340
Mitchell I. Quain	21,875,155	347,054

The following were directors at the time of the annual meeting and continue serving their term as Titan directors:
J. Michael A. Akers, Erwin H. Billig, Anthony L. Soave, and Maurice M. Taylor, Jr.

The appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm was ratified by the following vote:
	Shares	Shares	Shares
	Voted For	Against	Abstaining
PricewaterhouseCoopers LLP	21,869,682	320,691	31,836

Item 6.                      Exhibits

(a)	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	July 29, 2008	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KENT W. HACKAMACK
Kent W. Hackamack
Vice President of Finance and Treasurer
(Principal Financial Officer)