Form 10-Q
period 2008-09-30
TITAN INTERNATIONAL INC
filed 2008-10-28
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: September 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	October 24, 2008

Common stock, no par value per share	34,519,044

TITAN INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007	1

	Consolidated Condensed Balance Sheets as of September 30, 2008, and December 31, 2007	2

	Consolidated Condensed Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2008	3

	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	4

	Notes to Consolidated Condensed Financial Statements	5-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

Part II.	Other Information

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 6.	Exhibits	33

	Signatures	34

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$255,463	$195,472	$778,102	$632,083
Cost of sales	218,040	177,178	666,389	559,287
Gross profit	37,423	18,294	111,713	72,796
Selling, general & administrative expenses	13,789	14,123	43,155	38,090
Royalty expense	2,371	1,474	6,786	4,490
Income from operations	21,263	2,697	61,772	30,216
Interest expense	(3,734)	(4,472)	(11,426)	(14,651)
Noncash convertible debt conversion charge	0	0	0	(13,376)
Other (expense) income	(358)	975	2,559	2,521
Income (loss) before income taxes	17,171	(800)	52,905	4,710
Provision for income taxes	6,868	78	21,162	3,109
Net income (loss)	$10,303	$(878)	$31,743	$1,601
Earnings per common share *:
Basic	$.30	$(.03)	$.92	$.05
Diluted	.30	(.03)	.91	.05
Average common shares outstanding *:
Basic	34,499	34,139	34,373	31,421
Diluted	34,883	34,139	34,798	31,988

* Adjusted to reflect August 15, 2008, five-for-four stock split.

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	September 30,	December 31,
Assets	2008	2007
Current assets
Cash and cash equivalents	$35,639	$58,325
Accounts receivable	148,474	98,394
Inventories	143,699	128,048
Deferred income taxes	17,622	25,159
Prepaid and other current assets	21,616	17,839
Total current assets	367,050	327,765

Property, plant and equipment, net	236,737	196,078
Investment in Titan Europe Plc	11,623	34,535
Goodwill	11,702	11,702
Other assets	18,361	20,415

Total assets	$645,473	$590,495

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$84,946	$43,992
Other current liabilities	45,775	43,788
Total current liabilities	130,721	87,780

Long-term debt	200,000	200,000
Deferred income taxes	6,025	14,044
Other long-term liabilities	11,029	16,149
Total liabilities	347,775	317,973

Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized, 37,475,288 issued *)	30	30
Additional paid-in capital	309,519	303,908
Retained earnings	60,307	29,012
Treasury stock (at cost, 2,963,160 and 3,229,055 shares, respectively)	(26,997)	(29,384)
Accumulated other comprehensive loss	(45,161)	(31,044)
Total stockholders’ equity	297,698	272,522

Total liabilities and stockholders’ equity	$645,473	$590,495

* Adjusted to reflect August 15, 2008, five-for-four stock split.

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares *	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance January 1, 2008	#34,183,484	$30	$303,908	$29,012	$(29,384)	$(31,044)	$272,522

Comprehensive income:
Net income				31,743			31,743
Amortization of pension adjustments, net of tax						776	776
Unrealized loss on investment, net of tax						(14,893)	(14,893)
Comprehensive income				31,743		(14,117)	17,626
Dividends paid on common stock				(448)			(448)
Cash paid for fractional shares resulting from stock split			(70)				(70)
Exercise of stock options	313,463		5,389		2,278		7,667
Issuance of treasury stock under 401(k) plan	15,181		292		109		401

Balance September 30, 2008	#34,512,128	$30	$309,519	$60,307	$(26,997)	$(45,161)	$297,698

* Adjusted to reflect August 15, 2008, five-for-four stock split.

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$31,743	$1,601
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	21,543	21,467
Deferred income tax provision	7,537	1,907
Noncash convertible debt conversion charge	0	13,376
Excess tax benefit from stock options exercised	(4,131)	(849)
Issuance of treasury stock under 401(k) plan	400	342
(Increase) decrease in assets:
Accounts receivable	(50,080)	(43,577)
Inventories	(15,651)	22,051
Prepaid and other current assets	(4,252)	(1,883)
Other assets	(108)	(357)
Increase (decrease) in liabilities:
Accounts payable	40,954	28,762
Other current liabilities	6,082	9,737
Other liabilities	(3,869)	2,558
Net cash provided by operating activities	30,168	55,135

Cash flows from investing activities:
Capital expenditures	(60,144)	(20,869)
Acquisition off-the-road (OTR) assets	0	(8,900)
Other	104	453
Net cash used for investing activities	(60,040)	(29,316)

Cash flows from financing activities:
Payment on debt	0	(10,164)
Proceeds from exercise of stock options	3,537	6,103
Excess tax benefit from stock options exercised	4,131	849
Payment of financing fees	0	(313)
Dividends paid	(412)	(369)
Other	(70)	0
Net cash provided by (used for) financing activities	7,186	(3,894)

Net (decrease) increase in cash and cash equivalents	(22,686)	21,925

Cash and cash equivalents at beginning of period	58,325	33,412

Cash and cash equivalents at end of period	$35,639	$55,337

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  ACCOUNTING POLICIES
In the opinion of Titan International, Inc. (“Titan” or the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary to present fairly the Company’s financial position as of September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007.

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

Stock split
In June 2008, Titan’s Board of Directors approved a five-for-four stock split with a record date of July 31, 2008, and a payable date of August 15, 2008.  The Company gave five shares for every four shares held as of the record date.  Stockholders received one additional share for every four shares owned as of the record date and received cash in lieu of fractional shares.  All share and per share data, except shares authorized, have been adjusted to reflect the effect of the stock split for all periods presented.

2.  ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):
	September 30,	December 31,
	2008	2007
Accounts receivable	$154,515	$103,652
Allowance for doubtful accounts	(6,041)	(5,258)
Accounts receivable, net	$148,474	$98,394

The Company had net accounts receivable balance of $148.5 million at September 30, 2008, and $98.4 million at December 31, 2007.  These amounts are net of allowance for doubtful accounts of $6.0 million at September 30, 2008, and $5.3 million at December 31, 2007.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

3.  INVENTORIES
Inventories consisted of the following (in thousands):
	September 30,	December 31,
	2008	2007
Raw materials	$73,618	$50,368
Work-in-process	28,545	21,533
Finished goods	53,047	61,880
	155,210	133,781
Adjustment to LIFO basis	(11,511)	(5,733)
	$143,699	$128,048

Inventories were $143.7 million at September 30, 2008, and $128.0 million at December 31, 2007.  At September 30, 2008, cost is determined using the first-in, first-out (FIFO) method for approximately 63% of inventories and the last-in, first-out (LIFO) method for approximately 37% of the inventories.  At December 31, 2007, the FIFO method was used for approximately 67% of inventories and LIFO was used for approximately 33% of the inventories.  Included in the inventory balances were reserves for slow-moving and obsolete inventory of $4.3 million at September 30, 2008, and $4.7 million at December 31, 2007.

4.  PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following (in thousands):
	September 30,	December 31,
	2008	2007
Land and improvements	$3,343	$3,098
Buildings and improvements	91,649	78,462
Machinery and equipment	298,946	276,326
Tools, dies and molds	56,744	53,873
Construction-in-process	51,782	31,801
	502,464	443,560
Less accumulated depreciation	(265,727)	(247,482)
	$236,737	$196,078

Depreciation on fixed assets for the nine months ended September 30, 2008 and 2007, totaled $19.4 million and $19.5 million, respectively.

5.  INVESTMENT IN TITAN EUROPE PLC
Investment in unconsolidated affiliate consisted of the following (in thousands):
	September 30,	December 31,
	2008	2007
Investment in Titan Europe Plc	$11,623	$34,535

The Company owns a 17.3% ownership interest in Titan Europe Plc.  In accordance with SFAS No. 115, the Company records the Titan Europe Plc investment as an available-for-sale security and reports the investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity, net of tax.

The Company’s investment in Titan Europe Plc was $11.6 million at September 30, 2008, and $34.5 million at December 31, 2007.  Titan Europe Plc is publicly traded on the AIM market in London, England.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

6.  GOODWILL
The carrying amount of goodwill by segment consisted of the following (in thousands):
	September 30,	December 31,
	2008	2007
Agricultural segment	$6,912	$6,912
Earthmoving/construction segment	3,552	3,552
Consumer segment	1,238	1,238
	$11,702	$11,702

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  No goodwill charges were recorded in the first nine months of 2008 or 2007.  There can be no assurance that future goodwill tests will not result in a charge to earnings.

7.  REVOLVING CREDIT FACILITY AND LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):
	September 30,	December 31,
	2008	2007
Senior unsecured notes	$200,000	$200,000
Less: Amounts due within one year	0	0
	$200,000	$200,000

Aggregate maturities of long-term debt at September 30, 2008, were as follows (in thousands):
October 1 – December 31, 2008	$0
2009	0
2010	0
2011	0
2012	200,000
Thereafter	0
$200,000

Senior unsecured notes
The Company’s $200 million 8% senior unsecured notes are due 2012.

Revolving credit facility
The Company’s $250 million revolving credit facility (Credit Facility) with agent LaSalle Bank National Association (a Bank of America company) has an October 2009 termination date and is collateralized by a first priority security interest in certain assets of Titan and its domestic subsidiaries.  At September 30, 2008, any borrowings under the Credit Facility would have borne interest at a floating rate of prime rate plus 0% to 1% or LIBOR plus 1% to 2%.

There were no cash borrowings under this Credit Facility at September 30, 2008.  Outstanding letters of credit on the facility were $6.1 million at September 30, 2008, leaving $243.9 million of unused availability on the revolving credit facility.  The facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants.  The Company is in compliance with these covenants and restrictions as of September 30, 2008.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

8.  WARRANTY
Changes in the warranty liability consisted of the following (in thousands):
	2008	2007
Warranty liability, January 1	$5,854	$4,688
Provision for warranty liabilities	8,574	5,803
Warranty payments made	(8,005)	(4,756)
Warranty liability, September 30	$6,423	$5,735

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

The components of net periodic pension (income) cost consisted of the following (in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest cost	$1,324	$941	$3,972	$2,823
Expected return on assets	(1,954)	(1,256)	(5,862)	(3,768)
Amortization of unrecognized prior service cost	34	34	102	102
Amortization of unrecognized deferred taxes	(14)	(14)	(42)	(42)
Amortization of net unrecognized loss	397	398	1,191	1,194
Net periodic pension (income) cost	$(213)	$103	$(639)	$309

During the first nine months of 2008, the Company contributed cash funds of $0.1 million to the frozen defined pension plans.  The Company expects to contribute approximately $0.1 million to the pension plans during the remainder of 2008.

10.  LEASE COMMITMENTS
The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options and payment of property taxes, maintenance and insurance by the Company.

At September 30, 2008, future minimum commitments under noncancellable operating leases with initial or remaining terms of at least one year were as follows (in thousands):
October 1 – December 31, 2008	$542
2009	1,306
2010	930
2011	580
2012	39
Thereafter	0
Total future minimum lease payments	$3,397

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

11.  ROYALTY EXPENSE
Royalty expense consisted of the following (in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Royalty expense	$2,371	$1,474	$6,786	$4,490

The Goodyear North American farm tire asset acquisition included a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses recorded were $2.4 million and $1.5 million for the three months ended September 30, 2008 and 2007, respectively.  Royalty expenses were $6.8 million and $4.5 million for the nine months ended September 30, 2008 and 2007, respectively.

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

13.  OTHER (EXPENSE) INCOME
Other (expense) income consisted of the following (in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income	$338	$835	$1,212	$2,040
Dividend income – Titan Europe Plc	0	0	1,234	1,132
Other (expense) income	(696)	140	113	(651)
	$(358)	$975	$2,559	$2,521

Other (expense) income was $(0.4) million and $1.0 million for the three months ended September 30, 2008 and 2007, respectively.  Other income was $2.6 million and $2.5 million for the nine months ended September 30, 2008 and 2007, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

14.  INCOME TAXES
Income tax expense consisted of the following (in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Income tax expense	$6,868	$78	$21,162	$3,109

The Company recorded income tax expense of $6.9 million and $21.2 million for the three and nine months ended September 30, 2008, respectively, as compared to $0.1 million and $3.1 million for the three and nine months ended September 30, 2007.  The Company’s effective income tax rate was 40% and 66% for the nine months ended September 30, 2008 and 2007, respectively.

The Company’s income tax expense and rate for the nine months ended September 30, 2007, differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $13.4 million noncash charge taken in connection with the 100% conversion of the Company’s convertible debt.  This noncash charge is not deductible for income tax purposes.

15.  EARNINGS PER SHARE
Earnings per share (EPS) are as follows (amounts in thousands, except per share data):
	Three months ended,
	September 30, 2008			September 30, 2007
	Net Income	Weighted average shares	Per share amount	Net Loss	Weighted average shares	Per share amount
Basic EPS	$10,303	34,499	$.30	$(878)	34,139	$(.03)
Effect of stock options/trusts	0	384		0	0
Diluted EPS	$10,303	34,883	$.30	$(878)	34,139	$(.03)

	Nine months ended,
	September 30, 2008			September 30, 2007
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$31,743	34,373	$.92	$1,601	31,421	$.05
Effect of stock options/trusts	0	425		0	567
Diluted EPS	$31,743	34,798	$.91	$1,601	31,988	$.05

The effect of stock options has been excluded for the three months ended September 30, 2007, as the effect would have been antidilutive.  The weighted average share amount excluded was 533,000 shares.  The effect of convertible notes has been excluded for the nine months ended September 30, 2007, as the effect would have been antidilutive.  The weighted average share amount excluded was 2,176,000 shares.

All share data has been adjusted to reflect the August 15, 2008, five-for-four stock split.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

16.  SEGMENT INFORMATION
The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues from external customers
Agricultural	$179,162	$118,530	$538,263	$377,930
Earthmoving/construction	71,287	69,431	221,591	216,891
Consumer	5,014	7,511	18,248	37,262
Consolidated totals	$255,463	$195,472	$778,102	$632,083

Gross profit
Agricultural	$23,633	$7,050	$68,714	$30,051
Earthmoving/construction	11,072	10,916	38,658	41,108
Consumer	1,008	584	3,438	2,906
Reconciling items (a)	1,710	(256)	903	(1,269)
Consolidated totals	$37,423	$18,294	$111,713	$72,796

Income from operations
Agricultural	$19,465	$4,242	$57,918	$22,338
Earthmoving/construction	9,454	8,955	32,649	35,694
Consumer	854	371	2,913	2,201
Reconciling items (a)	(8,510)	(10,871)	(31,708)	(30,017)
Consolidated totals	$21,263	$2,697	$61,772	$30,216

Assets by segment were as follows (in thousands):
	September 30,	December 31,
Total Assets	2008	2007
Agricultural segment	$376,656	$257,005
Earthmoving/construction segment	178,465	176,144
Consumer segment	16,469	22,515
Reconciling items (b)	73,883	134,831
Consolidated totals	$645,473	$590,495

(a)	Represents corporate expenses and depreciation and amortization expense related to property, plant and equipment carried at the corporate level.

(b)	Represents property, plant and equipment carried at the corporate level and other corporate assets.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

17.  COMPREHENSIVE INCOME (LOSS)
The Company’s quarterly comprehensive loss consisted of the following:  (i) for the quarter ended September 30, 2008, net income of $10.3 million, amortization of pension adjustments of $0.3 million and unrealized loss on the Titan Europe Plc investment of $(19.0) million for a total comprehensive loss of $(8.4) million; (ii) for the quarter ended September 30, 2007, net loss of $(0.9) million, amortization of pension adjustments of $0.3 million and unrealized gain on the Titan Europe Plc investment of $0.3 million for a total comprehensive loss of $(0.3) million.

The Company’s year-to-date comprehensive income consisted of the following:  (i) for the nine months ended September 30, 2008, net income of $31.7 million, amortization of pension adjustments of $0.8 million and unrealized loss on the Titan Europe Plc investment of $(14.9) million for a total comprehensive income of $17.6 million; (ii) for the nine months ended September 30, 2007, net income of $1.6 million, amortization of pension adjustments of $0.8 million and unrealized loss on the Titan Europe Plc investment of $(1.8) million for a total comprehensive income of $0.6 million.

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

19.  FAIR VALUE MEASUREMENTS
In September 2006, Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” was issued.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  FASB Staff Position (FSP) 157-2 amended SFAS No. 157 to delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are measured at fair value on a recurring basis, to fiscal years beginning after November 15, 2008.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):
	Fair Value Measurements as of September 30, 2008
	Total	Level 1	Level 2	Level 3
Investment in Titan Europe Plc	$11,623	$11,623	$0	$0
Investments for contractual obligations	5,221	5,221	0	0
Total	$16,844	$16,844	$0	$0

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

20  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION
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

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended September 30, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$255,463	$0	$0	$255,463
Cost of sales	(1,988)	220,028	0	0	218,040
Gross profit	1,988	35,435	0	0	37,423
Selling, general and administrative expenses	4,461	9,323	5	0	13,789
Royalty expense	0	2,371	0	0	2,371
(Loss) income from operations	(2,473)	23,741	(5)	0	21,263
Interest expense	(3,734)	0	0	0	(3,734)
Other (expense) income	(398)	40	0	0	(358)
(Loss) income before income taxes	(6,605)	23,781	(5)	0	17,171
(Benefit) provision for income taxes	(2,642)	9,512	(2)	0	6,868
Equity in earnings of subsidiaries	14,266	0	0	(14,266)	0
Net income (loss)	$10,303	$14,269	$(3)	$(14,266)	$10,303

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended September 30, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$195,472	$0	$0	$195,472
Cost of sales	12	177,166	0	0	177,178
Gross (loss) profit	(12)	18,306	0	0	18,294
Selling, general and administrative expenses	3,672	10,412	39	0	14,123
Royalty expense	0	1,474	0	0	1,474
(Loss) income from operations	(3,684)	6,420	(39)	0	2,697
Interest expense	(4,473)	1	0	0	(4,472)
Intercompany interest income (expense)	2,371	(2,666)	295	0	0
Other income (expense)	1,178	(204)	1	0	975
(Loss) income before income taxes	(4,608)	3,551	257	0	(800)
(Benefit) provision for income taxes	(7,209)	6,903	384	0	78
Equity in earnings of subsidiaries	(3,479)	0	0	3,479	0
Net loss	$(878)	$(3,352)	$(127)	$3,479	$(878)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Nine Months Ended September 30, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$778,102	$0	$0	$778,102
Cost of sales	(1,674)	668,063	0	0	666,389
Gross profit	1,674	110,039	0	0	111,713
Selling, general and administrative expenses	15,672	27,417	66	0	43,155
Royalty expense	0	6,786	0	0	6,786
(Loss) income from operations	(13,998)	75,836	(66)	0	61,772
Interest expense	(11,426)	0	0	0	(11,426)
Other income (expense)	1,488	(163)	1,234	0	2,559
(Loss) income before income taxes	(23,936)	75,673	1,168	0	52,905
(Benefit) provision for income taxes	(9,574)	30,268	468	0	21,162
Equity in earnings of subsidiaries	46,105	0	0	(46,105)	0
Net income	$31,743	$45,405	$700	$(46,105)	$31,743

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Nine Months Ended September 30, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$632,083	$0	$0	$632,083
Cost of sales	545	558,742	0	0	559,287
Gross (loss) profit	(545)	73,341	0	0	72,796
Selling, general and administrative expenses	13,193	24,739	158	0	38,090
Royalty expense	0	4,490	0	0	4,490
(Loss) income from operations	(13,738)	44,112	(158)	0	30,216
Interest expense	(14,648)	(3)	0	0	(14,651)
Intercompany interest income (expense)	8,767	(9,607)	840	0	0
Noncash convertible debt conversion charge	(13,376)	0	0	0	(13,376)
Other income (expense)	1,560	(176)	1,137	0	2,521
(Loss) income before income taxes	(31,435)	34,326	1,819	0	4,710
(Benefit) provision for income taxes	(20,747)	22,655	1,201	0	3,109
Equity in earnings of subsidiaries	12,289	0	0	(12,289)	0
Net income	$1,601	$11,671	$618	$(12,289)	$1,601

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	September 30, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$33,498	$18	$2,123	$0	$35,639
Accounts receivable	4	148,470	0	0	148,474
Inventories	0	143,699	0	0	143,699
Prepaid and other current assets	21,663	17,559	16	0	39,238
Total current assets	55,165	309,746	2,139	0	367,050
Property, plant and equipment, net	5,535	231,202	0	0	236,737
Investment in Titan Europe Plc	(28,724)	0	40,347	0	11,623
Investment in subsidiaries	46,571	0	0	(46,571)	0
Other assets	9,836	20,227	0	0	30,063
Total assets	$88,383	$561,175	$42,486	$(46,571)	$645,473

Liabilities and Stockholders’ Equity
Accounts payable	$4,846	$80,100	$0	$0	$84,946
Other current liabilities	910	44,865	0	0	45,775
Total current liabilities	5,756	124,965	0	0	130,721
Long-term debt	200,000	0	0	0	200,000
Other long-term liabilities	10,952	6,102	0	0	17,054
Intercompany accounts	(426,023)	415,841	10,182	0	0
Stockholders’ equity	297,698	14,267	32,304	(46,571)	297,698
Total liabilities and stockholders’ equity	$88,383	$561,175	$42,486	$(46,571)	$645,473

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	December 31, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$57,285	$63	$977	$0	$58,325
Accounts receivable	(458)	98,852	0	0	98,394
Inventories	0	128,048	0	0	128,048
Prepaid and other current assets	26,898	16,100	0	0	42,998
Total current assets	83,725	243,063	977	0	327,765
Property, plant and equipment, net	2,291	193,787	0	0	196,078
Investment in Titan Europe Plc	(5,812)	0	40,347	0	34,535
Investment in subsidiaries	18,714	0	0	(18,714)	0
Other assets	12,256	19,861	0	0	32,117
Total assets	$111,174	$456,711	$41,324	$(18,714)	$590,495

Liabilities and Stockholders’ Equity
Accounts payable	$2,059	$41,933	$0	$0	$43,992
Other current liabilities	10,456	33,347	(15)	0	43,788
Total current liabilities	12,515	75,280	(15)	0	87,780
Long-term debt	200,000	0	0	0	200,000
Other long-term liabilities	22,931	7,262	0	0	30,193
Intercompany accounts	(396,794)	386,883	9,911	0	0
Stockholders’ equity	272,522	(12,714)	31,428	(18,714)	272,522
Total liabilities and stockholders’ equity	$111,174	$456,711	$41,324	$(18,714)	$590,495

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Nine Months Ended September 30, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(27,363)	$56,385	$1,146	$30,168

Cash flows from investing activities:
Capital expenditures	(3,617)	(56,527)	0	(60,144)
Other, net	7	97	0	104
Net cash used for investing activities	(3,610)	(56,430)	0	(60,040)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,537	0	0	3,537
Excess tax benefit from stock options exercised	4,131	0	0	4,131
Other, net	(482)	0	0	(482)
Net cash provided by financing activities	7,186	0	0	7,186

Net (decrease) increase in cash and cash equivalents	(23,787)	(45)	1,146	(22,686)
Cash and cash equivalents, beginning of period	57,285	63	977	58,325
Cash and cash equivalents, end of period	$33,498	$18	$2,123	$35,639

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Nine Months Ended September 30, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$34,751	$20,302	$82	$55,135

Cash flows from investing activities:
Capital expenditures	(730)	(20,139)	0	(20,869)
Acquisition off-the-road (OTR) assets	(8,900)	0	0	(8,900)
Other, net	0	453	0	453
Net cash used for investing activities	(9,630)	(19,686)	0	(29,316)

Cash flows from financing activities:
Payment of debt	(9,500)	(664)	0	(10,164)
Proceeds from exercise of stock options	6,103	0	0	6,103
Excess tax benefit from stock options exercised	849	0	0	849
Other, net	(682)	0	0	(682)
Net cash used for financing activities	(3,230)	(664)	0	(3,894)

Net increase (decrease) in cash and cash equivalents	21,891	(48)	82	21,925
Cash and cash equivalents, beginning of period	33,220	69	123	33,412
Cash and cash equivalents, end of period	$55,111	$21	$205	$55,337

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

21  RECENTLY ISSUED ACCOUNTING STANDARDS

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

Actual results could differ materially from these forward-looking statements as a result of certain factors, including:

•	The effect of the current banking and credit crisis on the Company and its customers and suppliers

•	Changes in the Company’s end-user markets as a result of world economic or regulatory influences

•	Changes in the marketplace, including new products and pricing changes by the Company’s competitors

•	Availability and price of raw materials

•	Levels of operating efficiencies

•	Actions of domestic and foreign governments

•	Results of investments

•	Fluctuations in currency translations

•	Ability to secure financing at reasonable terms

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

Highlights for the three months ended September 30, 2008, compared to 2007 (amounts in thousands):
	Three months ended September 30,
	2008	2007	% Increase
Net sales	$255,463	$195,472	31%
Income from operations	21,263	2,697	688%
Net income (loss)	10,303	(878)	─

Quarter:  The Company recorded sales of $255.5 million for the third quarter of 2008, which were 31% higher than the third quarter 2007 sales of $195.5 million.  The record sales level was attributed to exceptionally strong demand in the Company’s agricultural market, which reported higher sales of approximately 50% for the third quarter of 2008 as compared to the previous year’s third quarter.

Income from operations was $21.3 million for the third quarter of 2008, an increase of 688% when compared to $2.7 million in 2007.  Titan’s net income was $10.3 million for the quarter, compared to net loss of $(0.9) million in 2007.  Basic earnings per share were $.30 for the three months ended September 30, 2008, compared to loss per share of $(.03) in 2007.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Highlights for the nine months ended September 30, 2008, compared to 2007 (amounts in thousands):
	Nine months ended September 30,
	2008	2007	% Increase
Net sales	$778,102	$632,083	23%
Income from operations	61,772	30,216	104%
Net income	31,743	1,601	1,883%

Year-to-date:  The Company recorded sales of $778.1 million for the nine months ended September 30, 2008, as compared to $632.1 million in 2007.  The sales increase was attributed to exceptionally strong demand in the Company’s agricultural market, which increased approximately 40% for the nine months ended September 30, 2008, as compared to 2007.

Income from operations was $61.8 million for the nine months ended September 30, 2008, as compared to $30.2 million in 2007.  Titan’s net income was $31.7 million for the nine months ended September 30, 2008, as compared to $1.6 million in 2007.  Basic earnings per share were $.92 for the nine months ended September 30, 2008, compared to $.05 in 2007.

STOCK SPLIT
In June 2008, Titan’s Board of Directors approved a five-for-four stock split with a record date of July 31, 2008, and a payable date of August 15, 2008.  The Company gave five shares for every four shares held as of the record date.  Stockholders received one additional share for every four shares owned as of the record date and received cash in lieu of fractional shares.  All share and per share data, except shares authorized, have been adjusted to reflect the effect of the stock split for all periods presented.

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

Inventories
Inventories are valued at lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method for approximately 63% of inventories and the last-in, first-out (LIFO) method for approximately 37% of inventories.  The major rubber material inventory and related work-in-process and their finished goods are accounted for under the FIFO method.  The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method.  Market value is estimated based on current selling prices.  Estimated provisions are established for slow-moving and obsolete inventory, as well as inventory carried above market price based on historical experience.  Should experience change, adjustments to estimated provisions would be necessary.

Impairment of Goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  The Company had goodwill of $11.7 million at September 30, 2008.  Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment.  Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

Valuation of Investment Accounted for as Available-for-Sale Security
The Company has an investment in Titan Europe Plc of $11.6 million as of September 30, 2008, representing a 17.3% ownership position.  Titan Europe Plc is publicly traded on the AIM market in London, England.  This investment is recorded as “Investment in Titan Europe Plc” on the consolidated balance sheet.  In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company records the Titan Europe Plc investment as an available-for-sale security and reports this investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.  Should the fair value decline below the cost basis, the Company would be required to determine if this decline is other than temporary.  If the decline in fair value were judged to be other than temporary, an impairment charge would be recorded.  Should unforeseen events occur or investment trends continue or change significantly, impairment losses could occur.  Declared dividends on this investment are recorded in income as a component of other income.

The September 30, 2008, fair value of $11.6 million was below the Company’s cost basis of $40.3 million.  The unrealized loss on the Titan Europe Plc investment was $28.7 million.  The unrealized loss resulted from a decline in the market price of Titan Europe Plc of over 66% in the third quarter of 2008.  No impairment charge has been recorded as this decline below cost basis was judged to be temporary at September 30, 2008.  Should unforeseen events occur or investment trends continue or change significantly, impairment losses could occur.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  The Company has three frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002.  During the first nine months of 2008, the Company contributed cash funds of $0.1 million to its frozen pension plans.  Titan expects to contribute approximately $0.1 million to these frozen defined pension plans during the remainder of 2008.  For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 20 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2007.

RESULTS OF OPERATIONS
Highlights for the three and nine months ended September 30, 2008, compared to 2007 (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$255,463	$195,472	$778,102	$632,083
Cost of sales	218,040	177,178	666,389	559,287
Gross profit	37,423	18,294	111,713	72,796
Gross profit margin	14.6%	9.4%	14.4%	11.5%

Net Sales
Quarter:  Net sales for the quarter ended September 30, 2008, were $255.5 million, compared to $195.5 million in 2007.  The record quarterly sales were attributed to strong demand in the Company’s agricultural market, which reported higher sales of approximately 50% for the third quarter of 2008 as compared to the previous year’s third quarter.  Titan believes it has benefited in the third quarter of 2008 from a preliminary ruling from the U.S. Department of Commerce, affirming that exporters of Chinese-manufactured tires have been selling certain off-the-road tires in the U.S.A. at less than normal value and received subsidies, resulting in duties being imposed on certain imported tires.

Year-to-date:  Net sales for the nine months ended September 30, 2008, were $778.1 million, compared to 2007 net sales of $632.1 million.  The record sales for the nine months ended September 30 were attributed to strong demand in the Company’s agricultural market, which reported higher sales of approximately 40% for the first nine months of 2008 as compared to the first nine months of 2007.  Titan believes it has benefited in the nine months ending September 30, 2008, from a preliminary ruling from the U.S. Department of Commerce, affirming that exporters of Chinese-manufactured tires have been selling certain off-the-road tires in the U.S.A. at less than normal value and received subsidies, resulting in duties being imposed on certain imported tires.

Cost of Sales and Gross Profit
Quarter:  Cost of sales were $218.0 million and $177.2 million for the three months ended September 30, 2008 and 2007, respectively.  The higher cost of sales resulted from increased sales.  Costs associated with hiring and training workers to be utilized in giant OTR production were estimated to be approximately $2 million for the quarter.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Gross profit for the third quarter of 2008 was $37.4 million, or 14.6% of net sales, compared to $18.3 million, or 9.4% of net sales, for the third quarter of 2007.  The gross profit margin for the quarter showed an improvement of approximately 5% as compared to the third quarter of 2007, as the Company improved efficiencies and was successful in aligning sales prices with production cost.

Year-to-date:  Cost of sales were $666.4 million for the nine months ended September 30, 2008, compared to $559.3 million in 2007.  The higher cost of sales resulted from increased sales.  Costs associated with hiring and training workers to be utilized in giant OTR production were estimated to be approximately $4 million for the nine months ended September 30, 2008.

Gross profit for the nine months ended September 30, 2008, was $111.7 million, or 14.4% of net sales, compared to $72.8 million, or 11.5% of net sales, in 2007.  The gross profit margin for the nine months ended September 30, 2008, showed an improvement of approximately 3% as compared to the nine months ended September 30, 2007, as the Company improved efficiencies and was successful in aligning sale prices with production cost.

Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Selling, general and administrative	$13,789	$14,123	$43,155	$38,090
Percentage of net sales	5.4%	7.2%	5.5%	6.0%

Quarter:  Selling, general and administrative (SG&A) expenses for the third quarter of 2008 were $13.8 million, or 5.4% of net sales, compared to $14.1 million, or 7.2% of net sales, for 2007.  The SG&A expense, expressed as a percentage of net sales, improved nearly 2% primarily as a result of the record third quarter sales levels.

Year-to-date:  Expenses for SG&A for the nine months ended September 30, 2008, were $43.2 million, or 5.5% of net sales, compared to $38.1 million, or 6.0% of net sales, in 2007.  SG&A expense rose primarily as the result of higher selling costs, while the SG&A percentage of net sales improved as the Company recorded record year-to-date sales levels.

Royalty Expense
Royalty expense was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Royalty expense	$2,371	$1,474	$6,786	$4,490

The Goodyear North American farm tire asset acquisition included a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.

Quarter:  Royalty expenses recorded were $2.4 million and $1.5 million for the three months ended September 30, 2008 and 2007, respectively.  The higher royalty expense was the result of the strong sales in the agricultural segment.

Year-to-date:  Royalty expenses recorded were $6.8 million and $4.5 million for the nine months ended September 30, 2008 and 2007, respectively.  The higher royalty expense was the result of the strong sales in the agricultural segment.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income from Operations
Income from operations was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Income from operations	$21,263	$2,697	$61,772	$30,216
Percentage of net sales	8.3%	1.4%	7.9%	4.8%

Quarter: Income from operations for the third quarter of 2008 was $21.3 million, or 8.3% of net sales, compared to $2.7 million, or 1.4% of net sales, in 2007.  The improvement in income from operations was the net result of items previously discussed in the sales and cost of sales line items.

Year-to-date: Income from operations for the nine months ended September 30, 2008, was $61.8 million, or 7.9% of net sales, compared to $30.2 million, or 4.8% of net sales, in 2007.  Income from operations was affected by the items previously discussed in the sales, cost of sales, SG&A and royalty line items.  The primary improvement in income from operations was the result of items previously discussed in the sales and cost of sales line items.

Interest Expense
Interest expense was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest expense	$3,734	$4,472	$11,426	$14,651

Quarter: Interest expense was $3.7 million and $4.5 million for the three months ended September 30, 2008 and 2007, respectively.  The reduction in interest costs was primarily the result of capitalization of interest of $0.8 million related to the giant OTR project in 2008.

Year-to-date:  Interest expense was $11.4 million and $14.7 million for the nine months ended September 30, 2008 and 2007, respectively.  The reduction in interest costs was primarily the result of capitalization of interest of $2.3 million related to the giant OTR project in 2008.

Noncash Convertible Debt Conversion Charge
Noncash convertible debt conversion charge was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Noncash debt conversion charge	$0	$0	$0	$13,376

Quarter:  A debt conversion charge was not applicable in the three months ended September 30, 2008 and 2007.

Year-to-date:  In March 2007, the Company converted $81.2 million of 5.25% senior convertible notes into 6,577,200 shares of Titan common stock.  Titan recognized a noncash charge of $13.4 million in connection with this exchange in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt.”

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Other (Expense) Income
Other (expense) income was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Other (expense) income	$(358)	$975	$2,559	$2,521

Quarter:  Other expense was $(0.4) million for the three months ended September 30, 2008, as compared to other income of $1.0 million for the three months ended September 30, 2007.  Interest income included in other income was $0.3 million and $0.8 million for the three months ended September 30, 2008 and 2007, respectively.

Year-to-date:  Other income was $2.6 million for nine months ended September 30, 2008, as compared to $2.5 million in 2007.  Dividend income of $1.2 million and $1.1 million from the Titan Europe Plc investment was recorded in the nine months ended September 30, 2008 and 2007, respectively.  Interest income included in other income was $1.2 million and $2.0 million for the nine months ended September 30, 2008 and 2007, respectively.

Income Taxes
Income taxes were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Income tax expense	$6,868	$78	$21,162	$3,109

Quarter:  The Company recorded income tax expense of $6.9 million for the three months ended September 30, 2008, as compared to $0.1 million in 2007.

Year-to-date:  Income tax expense for the nine months ended September 30, 2008 and 2007, was $21.2 million and $3.1 million, respectively.  The Company’s effective income tax rate was 40% and 66% for the nine months ended September 30, 2008 and 2007, respectively.  The Company’s 2007 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $13.4 million noncash charge taken in connection with the Company’s convertible debt.  This noncash charge was not deductible for income tax purposes.

Net Income (Loss)
Net income (loss) was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$10,303	$(878)	$31,743	$1,601

Quarter:  Net income for the three months ended September 30, 2008, was $10.3 million, compared to net loss of $(0.9) million in 2007.  For the three months ended September 30, 2008 and 2007, basic and diluted earnings per share were $.30 and $(.03), respectively.  The Company’s net income and earnings per share increased due to the items detailed above.

Year-to-date:  Net income for the nine months ended September 30, 2008 and 2007, was $31.7 million and $1.6 million, respectively.  For the nine months ended September 30, 2008 and 2007, basic earnings per share were $.92 and $.05, respectively, and diluted earnings per share were $.91 and $.05, respectively. The Company’s net income and earnings per share increased due to the items detailed above.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$179,162	$118,530	$538,263	$377,930
Gross profit	23,633	7,050	68,714	30,051
Income from operations	19,465	4,242	57,918	22,338

Quarter:  Net sales in the agricultural market were $179.2 million for the three months ended September 30, 2008, as compared to $118.5 million in 2007.  The increase of $60.6 million in agricultural segment sales was the result of higher demand from the Company’s customers, an effect of record farm income and crop prices.

Gross profit in the agricultural market was $23.6 million for the three months ended September 30, 2008, as compared to $7.1 million in 2007.  Income from operations in the agricultural market was $19.5 million for the three months ended September 30, 2008, as compared to $4.2 million in 2007.  The increase in gross profit and income from operations in the agricultural market was attributed to robust farm equipment sales and the Company aligning sales prices with production cost.

Year-to-date:  Net sales in the agricultural market were $538.3 million for the nine months ended September 30, 2008, as compared to $377.9 million in 2007.  The increase of $160.3 million in agricultural segment sales was the result of higher demand from the Company’s customers, an effect of record farm income and crop prices.

Gross profit in the agricultural market was $68.7 million for the nine months ended September 30, 2008, as compared to $30.1 million in 2007.  Income from operations in the agricultural market was $57.9 million for the nine months ended September 30, 2008, as compared to $22.3 million in 2007.  The increase in gross profit and income from operations in the agricultural market was attributed to robust farm equipment sales and the Company aligning sales prices with production cost.

Earthmoving/Construction Segment Results
Earthmoving/Construction segment results were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$71,287	$69,431	$221,591	$216,891
Gross profit	11,072	10,916	38,658	41,108
Income from operations	9,454	8,955	32,649	35,694

Quarter:  The Company’s earthmoving/construction market net sales were $71.3 million for the three months ended September 30, 2008, as compared to $69.4 million in 2007.  The increase of $1.9 million primarily resulted from the continued strong earthmoving and mining sales.

Gross profit in the earthmoving/construction market was $11.1 million for the three months ended September 30, 2008, as compared to $10.9 million in 2007.  Income from operations in the earthmoving/construction market was $9.5 million for the three months ended September 30, 2008, as compared to $9.0 million in 2007.  The Company’s gross profit was negatively impacted by costs associated with hiring and training workers to be utilized in giant OTR production, estimated to be approximately $2 million for the three months ended September 30, 2008.

Year-to-date:  The Company’s earthmoving/construction market net sales were $221.6 million for the nine months ended September 30, 2008, as compared to $216.9 million in 2007.  The increase of $4.7 million primarily resulted from the continued strong earthmoving and mining sales.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Gross profit in the earthmoving/construction market was $38.7 million for the nine months ended September 30, 2008, as compared to $41.1 million in 2007.  Income from operations in the earthmoving/construction market was $32.6 million for the nine months ended September 30, 2008, as compared to $35.7 million in 2007.  The Company’s gross profit was negatively impacted by costs associated with hiring and training workers to be utilized in giant OTR production, estimated to be approximately $4 million for the nine months ended September 30, 2008.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$5,014	$7,511	$18,248	$37,262
Gross profit	1,008	584	3,438	2,906
Income from operations	854	371	2,913	2,201

Quarter:  Consumer market net sales were $5.0 million for the three months ended September 30, 2008, as compared to $7.5 million in 2007.

Gross profit from the consumer market was $1.0 million for the three months ended September 30, 2008, as compared to $0.6 million in 2007.  Consumer market income from operations was $0.9 million for the three months ended September 30, 2008, as compared to $0.4 million for 2007.  Despite the lower sales level, consumer market gross profit and income from operations increased from the previous year due to a shift to higher margin consumer products.

Year-to-date:  Consumer market net sales were $18.2 million for the nine months ended September 30, 2008, as compared to $37.3 million in 2007.  The Goodyear farm tire acquisition agreement included an off-take/mixing agreement for certain product sales to Goodyear.  The reduction in consumer market sales is related to lower sales to The Goodyear Tire & Rubber Company of approximately $14 million for the nine months ended September 30, 2008, as compared to 2007.

Gross profit from the consumer market was $3.4 million for the nine months ended September 30, 2008, as compared to $2.9 million in 2007.  Consumer market income from operations was $2.9 million for the nine months ended September 30, 2008, as compared to $2.2 million for 2007.  Despite the lower sales level, consumer market gross profit and income from operations increased from the previous year due to a shift to higher margin consumer products.

Corporate Expenses

Quarter

Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $8.5 million for the three months ended September 30, 2008, as compared to $10.9 million for 2007.

Corporate expenses for the three months ended September 30, 2008, were composed of selling and marketing expenses of approximately $4.8 million and administrative expenses of approximately $3.7 million.

Corporate expenses for the three months ended September 30, 2007, were composed of selling and marketing expenses of approximately $4.2 million and administrative expenses of approximately $6.7 million.

The higher selling and marketing costs for the three months ended September 30, 2008, as compared to 2007 resulted from the record sales levels quarter over quarter.  The reduced administrative costs resulted primarily from lower key employee and senior management incentive costs.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Year-to-Date

Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $31.7 million for the nine months ended September 30, 2008, as compared to $30.0 million for 2007.

Corporate expenses for the nine months ended September 30, 2008, were composed of selling and marketing expenses of approximately $14.6 million and administrative expenses of approximately $17.1 million.

Corporate expenses for the nine months ended September 30, 2007, were composed of selling and marketing expenses of approximately $11.6 million and administrative expenses of approximately $18.4 million.

The higher selling and marketing costs for the nine months ended September 30, 2008, as compared to 2007 resulted from the record year-to-date sales levels.  Administrative costs showed a slight reduction for the nine months ended September 30, 2008, as compared to 2007.

MARKET RISK SENSITIVE INSTRUMENTS
The Company’s risks related to foreign currencies, commodity prices and interest rates are consistent with those for 2007.  For more information, see the “Market Risk Sensitive Instruments” discussion in the Company’s Form 10-K for the fiscal year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of September 30, 2008, the Company had $35.6 million of cash balances.  This cash balance decreased by $22.7 million from December 31, 2007, due to the following cash flow items.

Operating cash flows
Summary of cash flows from operating activities (amounts in thousands):
	Nine months ended September 30,
	2008	2007	Change
Net income	$31,743	$1,601	$30,142
Depreciation and amortization	21,543	21,467	76
Deferred income tax provision	7,537	1,907	5,630
Noncash debt charge	0	13,376	(13,376)
Accounts receivable	(50,080)	(43,577)	(6,503)
Inventories	(15,651)	22,051	(37,702)
Accounts payable	40,954	28,762	12,192
Other current liabilities	6,082	9,737	(3,655)
Other operating activities	(11,960)	(189)	(11,771)
Cash provided by operating activities	$30,168	$55,135	$(24,967)

In the first nine months of 2008, operating activities provided cash of $30.2 million.  This cash was primarily provided by net income of $31.7 million and a higher accounts payable balance of $41.0 million due to higher and additional material costs.  Included in net income were noncash charges of $21.5 million for depreciation and amortization and a $7.5 million deferred income tax provision.  Positive cash flows were offset by an increase in the accounts receivable balance of $50.1 million due to record sales levels and an increase in inventories of $15.7 million.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

For the first nine months of 2007, positive cash flows from operating activities of $55.1 million resulted primarily from net income of $1.6 million, increases of $28.8 million in accounts payable and $9.7 million in other current liabilities along with a decrease of $22.1 million in inventories.  Included as a reduction to net income were noncash charges of $13.4 million for a debt conversion charge and $21.5 million of depreciation and amortization.  Positive cash flows were offset by an increase in accounts receivable balance of $43.6 million.

Operating cash flows decreased $25.0 million when comparing the nine months ended September 30, 2008, to the nine months ended September 30, 2007.  The net income in the first nine months of 2008 was a $30.1 million increase from the first nine months of 2007.  However, the income for the first nine months of 2007 included a $13.4 million noncash charge, which offset the increase in income.  Also, the cash flows from inventories decreased $37.7 million when comparing the nine months ended September 30, 2008, to the nine months ended September 30, 2007, as the result of increasing inventories.  This increase in inventories was the result of higher raw material prices and the required inventory to meet higher sales demands.

Investing cash flows
Net cash used for investing activities was $60.0 million in the first nine months of 2008, as compared to $29.3 million in the first nine months of 2007.  The Company invested a total of $60.1 million in capital expenditures in the first nine months of 2008, compared to $20.9 million in 2007.  Of the $60.1 million of capital expenditures in the first nine months of 2008, approximately $47 million relates to the Company’s Giant OTR Project and the remaining expenditures of approximately $13 million represent various equipment purchases and improvements to enhance production capabilities.

The Company estimates that costs related to the Giant OTR Project at this time are approximately $93 million, of which approximately $69 million was disbursed from inception of the Giant OTR Project through September 30, 2008.  The large increase in cash used for investing activities in the first nine months of 2008, as compared to the first nine months of 2007, was a result of the capital expenditures on the Giant OTR Project.  In addition to the Giant OTR Project, the Company estimates that its capital expenditures for other projects for the remainder of 2008 could be approximately $5 million.

Financing cash flows
In the first nine months of 2008, cash of $7.2 million was provided by financing activities.  This cash was primarily provided by $3.5 million in proceeds from the exercise of stock options and $4.1 million of excess tax benefit from stock options exercised.

In the first nine months of 2007, cash of $3.9 million was used for financing activities.  This cash use was primarily the result of net debt payment of $10.2 million offset by $6.1 million in proceeds from stock option exercises.

Financing cash flows increased $11.1 million when comparing the first nine months of 2008 to the first nine months of 2007.  This increase resulted primarily from a decrease in the cash used for debt payment.

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

The Company is in compliance with these covenants and restrictions as of September 30, 2008.  The collateral coverage was calculated to be approximately 73 times the outstanding revolver balance at September 30, 2008.

The fixed charge coverage ratio did not apply for the quarter ended September 30, 2008.  The credit facility usage was $6.1 million at September 30, 2008, consisting exclusively of letters of credit of $6.1 million with no cash borrowings.

Other Issues
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.  Historically, Titan tends to experience higher sales demand in the first and second quarters of the year.

Liquidity Outlook
At September 30, 2008, the Company had $35.6 million of cash and cash equivalents and $243.9 million of unused availability under the terms of its revolving credit facility (credit facility).  The availability under the Company’s $250 million credit facility was reduced by $6.1 million for outstanding letters of credit.  The Company expects to contribute approximately $0.1 million to its frozen defined benefit pension plans during the remainder of 2008.  At December 31, 2007, the Company had a net operating loss carryforward of approximately $13 million, which is expected to be utilized to reduce the Company’s income tax payments in 2008.

In May 2007, Titan’s Board of Directors approved funding for the Company to increase giant OTR mining tire production capacity to include 57-inch and 63-inch giant radial tires (the “Giant OTR Project”).  The Company estimates that current commitments related to the Giant OTR Project at this time are approximately $93 million, of which approximately $69 million was disbursed from inception of the Giant OTR Project through September 30, 2008.  Additional capital expenditure commitments will be incurred through 2008 as the Giant OTR Project moves to completion.  The final cost of these additional OTR capital items have not been finalized at this time.

The Company currently anticipates that cash on hand and anticipated internal cash flows from operations will allow the Company sufficient funds for completion of the Giant OTR Project.  In addition to the Giant OTR Project, Titan estimates that its capital expenditures for other projects for remainder of 2008 could be approximately $5 million.

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

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales are forecasted to remain robust through 2008.  The farm economy is being helped by strong commodity prices.  However, the farm economy is also affected by high input costs for fuel and fertilizer and the current banking and credit crisis.  The increasing demand for grain-based ethanol and soybean-based biodiesel fuel has increased commodity prices and should support farm income levels in the long-term.  Ethanol production is projected to continue to expand sharply through 2009/2010.  The increasing demand for biofuels has supported all agricultural commodity prices as acreage has been shifted from other crops to those used in biofuels.  In April 2008, Titan signed a three-year agreement to supply farm tires to various John Deere affiliates.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Sales for the earthmoving/construction market are expected to remain strong in 2008.  Metals, oil and gas prices have remained high and at levels that are attractive for continued investment, which will maintain support for earthmoving and mining sales.  However, the decline in the United States housing market has caused a decline in equipment used for housing construction.  The giant OTR project should begin to add significant capacity for giant mining tires in the remainder of 2008.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and the current banking and credit crisis.

CONSUMER MARKET OUTLOOK
The current overall uncertainty in consumer spending resulting from the current banking and credit crisis, housing market decline, and high energy and food costs makes consumer market projections especially difficult.  Titan’s sales in the consumer market include sales to Goodyear, which includes an off-take/mixing agreement.  This agreement includes mixed stock, which is a prepared rubber compound used in tire production.  The Company’s consumer market sales will fluctuate significantly related to sales volumes under the off-take/mixing agreement with Goodyear which have been significantly lower in 2008 as compared to the previous year.  The Company expects challenging conditions for the consumer market for the remainder of 2008.  Many factors affect the consumer market including weather, competitive pricing, energy prices and consumer attitude.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	October 28, 2008	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KENT W. HACKAMACK
Kent W. Hackamack
Vice President of Finance and Treasurer
(Principal Financial Officer)