Form 10-K
period 2008-12-31
TITAN INTERNATIONAL INC
filed 2009-02-26
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

The aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $636  million based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2008.

As of February 23, 2009, a total of 35,171,524 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant's definitive proxy statement for its annual meeting of stockholders to be held May 14, 2009.

TITAN INTERNATIONAL, INC.

PART I
ITEM 1 – BUSINESS

INTRODUCTION
Titan International, Inc. and its subsidiaries (Titan or the Company) hold the unique position of manufacturing both wheels and tires for its target markets.  As a leading manufacturer in the off-highway industry, Titan produces a broad range of specialty products to meet the specifications of original equipment manufacturers (OEMs) and aftermarket customers in the agricultural, earthmoving/construction and consumer markets.  Titan’s earthmoving/ construction market includes wheels and tires supplied to the U.S. government, while the consumer market includes products for all-terrain vehicles (ATVs) and recreational/utility trailers.

As one of the few companies dedicated to off-highway wheel and tire products, Titan’s engineering and manufacturing resources are focused on designing quality products that address the real-life concerns of our end-users.  Titan’s team of experienced and up-and-coming engineers continually work on new and improved engineered products that evolve with today’s applications for the off-highway wheel and tire markets.

•	Giant Mining Products
In 2008, Titan entered the giant off-the-road (OTR) earthmoving market in a big way with the introduction of its giant mining tires and wheels, the largest in the world.  Titan’s giant mining products include the “Big Daddy” giant mining tire, which is approximately 13 feet tall and weighs in at approximately 12,500 pounds.  To enter the giant OTR arena, the Company invested in a large capital expansion project at its Bryan, Ohio, location.  Titan continues to add giant OTR capacity as the Company brings new equipment online.

•	Market Sales
In 2008, Titan’s agricultural market sales represented 70% of net sales, the earthmoving/construction market represented 27% and the consumer market represented 3% of net sales.  For information concerning the revenues, certain expenses, income from operations and assets attributable to each of the segments in which the Company operates, see Note 27 to the consolidated financial statements of Titan, included in Item 8 herein.

COMPETITIVE STRENGTHS
Titan’s strong market position in the off-highway wheel and tire market and its long-term core customer relationships contribute to the Company’s competitive strengths.  These strengths, along with Titan’s dedication to the off-highway wheel and tire market, continue to drive the Company forward.

•	Strong Market Position
Titan’s ability to offer a broad range of specialized wheels, tires and assemblies has resulted in the Company’s strong position in the domestic off-highway market.  Through a diverse dealer network, the Company is able to reach an increasing number of customers in the aftermarket and build Titan’s image and brand recognition.  The Company’s acquisition of the Goodyear Farm Tire brand in North America contributes to overall visibility and customer confidence.  Years of product design and engineering experience have enabled Titan to improve existing products and develop new ones that have been well received in the marketplace.  In addition, Titan believes it has benefited from significant barriers to entry, such as the substantial investment necessary to replicate the Company’s manufacturing equipment and numerous tools, dies and molds, many of which are used in custom processes.

•	Long-Term Core Customer Relationships
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

BUSINESS STRATEGY
Titan’s business strategy is to continue its growth into the giant OTR market, increase its presence in the tire aftermarket, continue to improve operating efficiencies, maintain emphasis on new product development and explore possible additional strategic acquisitions.

•	Giant Mining Tire Product
In May 2007, Titan’s Board of Directors approved funding for the Company to increase OTR mining tire production capacity to include giant mining tires.  These giant tires are in short supply in the mining industry and offer an opportunity for improved margins and greater demand.  The “Big Daddy” giant tire is approximately 13 feet tall and weighs in at approximately 12,500 pounds.  The Company began start-up production of these giant mining tires in July 2008.  Titan continues to add giant OTR tire capacity as the Company brings new equipment online.

•	Increase Aftermarket Tire Business
The Company has concentrated on increasing its presence in the tire aftermarket, which tends to be somewhat less cyclical than the OEM market.  The aftermarket also offers the potential for higher profit margins and is larger in most cases.

•	Improve Operating Efficiencies
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

•	Improve Design Capacity and Increase New Product Development
Equipment manufacturers constantly face changing industry dynamics.  Titan directs its business and marketing strategy to understand and address the needs of its customers and demonstrate the advantages of its products.  In particular, the Company often collaborates with customers in the design of new and upgraded products.  Titan will occasionally recommend modified products to its customers based on its own market information.  These value-added services enhance Titan’s relationships with its customers.  The Company tests new designs and technologies and develops methods of manufacturing to improve product quality and performance.  Titan’s engineers recently introduced designs for giant mining wheels and tires, which went into start-up production in second quarter 2008.  These giant tires employ an innovative steel radial construction technology, new to the OTR tire industry, to enhance performance and durability.  Titan’s engineers are also working on a new 15-degree tire and wheel design for OTR and farm radial assemblies to improve tire and wheel life.

•	Explore Additional Strategic Acquisitions
The Company’s expertise in the manufacture of off-highway wheels and tires has permitted it to take advantage of opportunities to acquire businesses in the United States that complement this product line, including companies engaged in the tire market and companies that have wheel and tire assembly capabilities.  In the future, Titan may make additional strategic acquisitions of businesses that have an off-highway focus.

ACQUISITION OF OTR ASSETS
On July 31, 2006, Titan Tire Corporation of Bryan, a subsidiary of the Company, acquired the OTR tire assets of Continental Tire North America, Inc. (Continental) in Bryan, Ohio.  Titan Tire Corporation of Bryan purchased the assets of Continental’s tire facility for approximately $53 million in cash proceeds.  The assets purchased included plant, property and equipment located in Bryan, Ohio, inventory and other current assets.  The acquisition included an agreement to use the General trademark on OTR tires.

AGRICULTURAL MARKET
Titan’s agricultural rims, wheels and tires are manufactured for use on various agricultural and forestry equipment, including tractors, combines, skidders, plows, planters and irrigation equipment, and are sold directly to OEMs and to the aftermarket through independent distributors, equipment dealers and Titan’s own distribution centers.  The wheels and rims range in diameter from 9 to 54 inches with the 54-inch diameter being the largest agricultural wheel manufactured in North America.  Basic configurations are combined with distinct variations (such as different centers and a wide range of material thickness) allowing the Company to offer a broad line of product models to meet customer specifications.  Titan’s agricultural tires range from approximately 1 foot to approximately 7 foot in outside diameter and from 5 to 44 inches in width.  The Company offers the added value of delivering a complete wheel and tire assembly to customers.

EARTHMOVING/CONSTRUCTION MARKET
The Company manufactures rims, wheels and tires for various types of OTR earthmoving, mining, military and construction equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, articulated dump trucks, load transporters, haul trucks and backhoe loaders.  The earthmoving/construction market is often referred to as OTR, an acronym for off-the-road.  The Company provides OEM and aftermarket customers with a broad range of earthmoving/construction wheels ranging in diameter from 20 to 63 inches and in weight from 125 pounds to 7,000 pounds.  The 63-inch diameter wheel is the largest manufactured in North America for the earthmoving/construction market. Titan’s earthmoving/construction tires range from approximately 3 feet to approximately 13 feet in outside diameter and in weight from 50 pounds to 12,500 pounds.  The Company offers the added value of wheel and tire assembly for certain applications in the earthmoving/construction market.

CONSUMER MARKET
Titan builds a variety of products for ATVs, turf, golf car and trailer applications.  Consumer wheels and rims range from 8 to 16 inches in diameter.  Likewise, Titan produces a variety of tires for the consumer market.  ATV tires using the new stripwinding manufacturing process have been introduced to the marketplace, which improves tread durability.  Titan’s sales in the consumer market include sales to Goodyear, which include an off-take/mixing agreement.  This agreement includes mixed stock, which is a prepared rubber compound used in tire production.  For the domestic boat, recreational and utility trailer markets, the Company provides wheels and tires and assembles brakes, actuators and components.  The Company also offers the value-added service of a wheel and tire assembly for the consumer market.

MARKET SALES
	Year ended December 31,
(Amounts in thousands)	2008		2007		2006
		% of Total		% of Total		% of Total
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Agricultural	$729,895	70%	$515,642	62%	$421,096	62%
Earthmoving/construction	281,008	27%	277,206	33%	183,357	27%
Consumer	25,797	3%	44,173	5%	75,001	11%
	$1,036,700		$837,021		$679,454

MARKET CONDITIONS OUTLOOK
Titan experienced strong demand for its agricultural and earthmoving/construction products throughout 2008.  The continued strength of the agricultural market, resulting from high commodity prices and a gradual increase in the use of biofuels, contributed to the increase in sales.  Tire shortages and strong demand in mining products such as oil, iron ore and aggregates contributed to the rise in earthmoving/construction product demand.  These trends are expected to continue through the first part of 2009.  However, the housing market decline, recession, and banking and credit crisis are affecting Titan’s customers.  The degree to which these items will affect Titan’s customers in 2009 and the future is difficult to estimate because of the uncertainty in the resolution of these financial conditions.

In May 2007, Titan’s Board of Directors approved funding for the Company to increase giant OTR mining tire production capacity to include 57-inch and 63-inch giant (“Big Daddy”) OTR radial tires.  These tires have an outside diameter of approximately 12 feet and 13 feet, respectively.  The Company began start-up production of these giant mining tires in July 2008.  Titan continues to add giant OTR tire capacity at the Bryan, Ohio, facility as the Company brings new equipment online.

OPERATIONS
Titan’s operations include manufacturing wheels, manufacturing tires, and combining these wheels and tires into assemblies for use in the agricultural, earthmoving/construction and consumer markets.  These operations entail many manufacturing processes in order to complete the finished products.

•	Wheel Manufacturing Process
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

•	Tire Manufacturing Process
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

•	Wheel and Tire Assemblies
The Company’s position as a manufacturer of both wheels and tires allows Titan to mount and deliver one of the largest selections of off-highway assemblies in North America.  Titan offers this value-added service of one-stop shopping for wheel and tire assemblies for the agricultural, earthmoving/construction and consumer markets.  Customer orders are entered into the Company’s system either through electronic data interchange or manually.  The appropriate wheel-tire assembly delivery schedule is established based on each customer’s requirements and products are received by the customer on a just-in-time basis.

•	Quality Control
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

CAPITAL EXPENDITURES
Capital expenditures for 2008, 2007 and 2006 were $80.0 million, $38.0 million and $8.3 million, respectively.  The 2008 capital expenditures include approximately $60 million for the giant OTR project and the 2007 capital expenditures include approximately $22 million for the giant OTR project.  The remaining capital expenditures in 2008 and 2007 were used primarily for updating manufacturing equipment, expanding manufacturing capacity and for further automation at the Company’s facilities.  Capital expenditures for 2009 are forecasted to be approximately $25 million to $35 million.  Approximately $15 million to $20 million of this amount may be spent on the giant OTR project and the remainder is anticipated to be used to enhance the Company’s existing facilities and manufacturing capabilities.

PATENTS, TRADEMARKS AND ROYALTIES
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

The Company pays a royalty relating to a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America.  Under this agreement, royalty trademark payments would cease immediately if Titan discontinued using the Goodyear trademark.  Titan currently plans to continue using the Goodyear trademark until circumstances require a change.  The current term of the agreement with Goodyear is for the next four years.

MARKETING AND DISTRIBUTION
The Company employs an internal sales force and utilizes several manufacturing representative firms for sales in North America.  Sales representatives are primarily organized within geographic regions.

Titan distributes wheels and tires directly to OEMs. The distribution of aftermarket tires occurs primarily through a network of independent and OEM-affiliated dealers.  The Company distributes wheel and tire assemblies directly to OEMs and aftermarket customers through its distribution network consisting of eight facilities in the United States.

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

RESEARCH, DEVELOPMENT AND ENGINEERING
The Company’s research, development and engineering staff tests original designs and technologies and develops new manufacturing methods to improve product performance.  These services enhance the Company’s relationships with customers. Titan’s engineers recently introduced designs for giant OTR tires, which went into start-up production in second quarter 2008.  These giant tires employ an innovative steel radial construction technology, new to the OTR tire industry, to enhance performance and durability.  Titan’s engineers are also working on a new 15-degree tire and wheel design for OTR and farm radial assemblies.  This revolutionary technology will simplify maintenance to minimize downtime, provide better air retention, simplify mounting and increase service life.  The Company continues to work on sidewall improvements including the LSW (low sidewall) tire design.

CUSTOMERS
Titan’s 10 largest customers accounted for approximately 51% of net sales for the year ended December 31, 2008, compared to approximately 47% for the year ended December 31, 2007.  Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction and consumer markets combined represented approximately 22% and 17% of the Company’s consolidated revenues for the years ended December 31, 2008 and 2007, respectively.  Net sales to CNH Global N.V. in Titan’s three markets represented approximately 12% and 11% of the Company’s consolidated revenues for the years ended December 31, 2008 and 2007, respectively.  No other customer accounted for more than 10% of the Company’s net sales in 2008 or 2007.  Management believes the Company is not totally dependent on any single customer; however, certain products are dependent on a few customers.  While the loss of any substantial customer could impact Titan’s business, the Company believes that its diverse product mix and customer base may minimize a longer-term impact caused by any such loss.

ORDER BACKLOG
As of January 31, 2009, Titan estimates $201 million in firm orders compared to $208 million at January 31, 2008, for the Company’s operations.  Orders are considered firm if the customer would be obligated to accept the product if manufactured and delivered pursuant to the terms of such orders.  The Company believes that the majority of the current order backlog will be filled during the present year.

INTERNATIONAL OPERATIONS
In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, the Company records the Titan Europe Plc investment as an available-for-sale security and reports the investment at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of comprehensive income in stockholders’ equity.  Should the fair value decline below the cost basis, the Company would be required to determine if this decline is other than temporary.  If the decline in fair value were judged to be other than temporary, an impairment charge would be recorded.  The Company’s stock ownership interest in Titan Europe Plc was 17.2% at December 31, 2008 and 17.3% at December 31, 2007.  The fair value of the Company’s investment in Titan Europe Plc was $2.6 million and $34.5 million at December 31, 2008 and 2007.  Titan Europe Plc is publicly traded on the AIM market in London, England.

EMPLOYEES
At December 31, 2008, the Company employed approximately 2,900 people in the United States.  Approximately 49% of the Company’s employees in the United States were covered by collective bargaining agreements.  In December 2005, the workers at the Des Moines, Iowa, and Freeport, Illinois, facilities ratified new labor agreements through November 2010.  The workers at the Bryan, Ohio, facility ratified a new labor agreement in July 2006 with the same November 2010 expiration date.  The Company believes employee relations are generally good.

EXPORT SALES
The Company had total aggregate export sales of approximately $128.8 million, $77.0 million and $57.4 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

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

NEW YORK STOCK EXCHANGE CERTIFICATION
The Company submitted to the New York Stock Exchange during fiscal 2008 the Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

AVAILABLE INFORMATION
The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are made available, without charge, through the Company’s website located at www.titan-intl.com as soon as reasonably practicable after they are filed with the Securities and Exchange Commission (SEC).  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov website.  The following documents are also posted on the Company’s website:

•	Corporate Governance Policy

•	Business Conduct Policy

•	Audit Committee Charter

•	Compensation Committee Charter

•	Nominating/Corporate Governance Committee Charter

Printed copies of these documents are available, without charge, by writing to:  Titan International, Inc., c/o Corporate Secretary, 2701 Spruce Street, Quincy, IL 62301.

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

•	The Company operates in cyclical industries and, accordingly, its business is subject to the numerous and continuing changes in the economy.

•	The Company’s debt and related interest expense may limit Titan’s financial and operating flexibility.

•	The Company has incurred, and may incur in the future, net losses.

•	The Company is exposed to price fluctuations of key commodities, which are primarily steel and rubber.

•	The Company relies on a limited number of suppliers for key raw materials, which consist primarily of steel and rubber.

•	Fluctuations in energy and transportation costs may affect Titan’s operating costs and the demand for the Company’s products.

•
The Company’s revenues are seasonal due to Titan’s dependence on agricultural, construction and recreational industries, which are seasonal and typically have lower sales in the second half of the year.

•	The Company may be adversely affected by changes in government regulations and policies, especially those related to farm and ethanol subsidies and those related to infrastructure construction.

•	The Company is subject to corporate governance requirements, and costs related to compliance with, or failure to comply with, existing and future requirements could adversely affect Titan’s business.

•	The Company’s customer base is relatively concentrated with Titan’s ten largest customers historically accounting for approximately 50% of sales.

•	The Company’s giant OTR project may experience unforeseen obstacles, which may delay the project, increase costs and adversely affect Titan’s financial results.

•	The Company faces substantial competition from domestic and international companies, some of which operate in low wage markets.

•	The Company’s business could be negatively impacted if Titan fails to maintain satisfactory labor relations.

•	Unfavorable outcomes of legal proceedings could adversely affect the Company’s financial condition and results of operations.

•	Acquisitions may require significant resources and/or result in significant unanticipated losses, costs or liabilities for the Company.

•	The Company may be subject to product liability claims.

•	The Company is subject to risks associated with environmental laws and regulations.

•	The Company along with its customers and suppliers may be affected by the current banking and credit crisis.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol TWI.  Titan executed a five-for-four stock split effective August 15, 2008, for stockholders of record on July 31, 2008.  All share and per share data, except shares authorized, have been adjusted to reflect the effect of the stock split for all periods presented.  On February 23, 2009, there were approximately 600 holders of record of Titan common stock and an estimated 2,400 beneficial stockholders.  The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE, as well as information concerning per share dividends declared for the periods indicated.

2008	High	Low	Dividends Declared
First quarter *	$27.86	$19.36	$0.004
Second quarter *	36.31	24.53	0.004
Third quarter *	37.77	19.78	0.005
Fourth quarter	21.10	5.40	0.005

2007
First quarter *	$20.96	$15.92	$0.004
Second quarter *	27.88	20.26	0.004
Third quarter *	26.60	18.96	0.004
Fourth quarter *	28.23	19.30	0.004

* Adjusted to reflect the five-for-four stock split that took place in 2008.

PERFORMANCE COMPARISON GRAPH
The following performance graph compares cumulative total return for the Company’s common stockholders over the past five years against the cumulative total return of the Standard & Poor’s 600 Construction and Farm Machinery and Heavy Trucks Index, and against the Standard & Poor’s 500 Stock Index.  The graph depicts the value on December 31, 2008, of a $100 investment made on December 31, 2003, in Company common stock and each of the other two indices, with all dividends reinvested.  The Company’s common stock is currently traded on the NYSE under the symbol TWI.

	Fiscal Year Ended December 31,
	2003	2004	2005	2006	2007	2008
Titan International, Inc.	$100.00	$494.59	$565.78	$661.61	$1,027.09	$339.22
S&P 600 Const. & Farm Machinery Index	100.00	134.03	170.38	229.76	289.55	182.43
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53

ITEM 6 – SELECTED FINANCIAL DATA

The selected financial data presented below, as of and for the years ended December 31, 2008, 2007, 2006, 2005, and 2004, are derived from the Company’s consolidated financial statements, as audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and should be read in conjunction with the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and notes thereto.

(All amounts in thousands, except per share data)
	Year Ended December 31,
	2008	2007	2006	2005	2004
Net sales	$1,036,700	$837,021	$679,454	$470,133	$510,571
Gross profit	139,714	84,131	72,778	64,210	79,500
Income from operations	73,321	24,838	22,011	11,999	33,322
Noncash Titan Europe Plc charge	(37,698)	0	0	0	0
Noncash debt conversion charge	0	(13,376)	0	(7,225)	0
Income (loss) before income taxes	23,010	(3,884)	8,574	(2,885)	15,215
Net income (loss)	13,337	(7,247)	5,144	11,042	11,107
Net income (loss) per share – basic *	.39	(.23)	.21	.49	.50
Net income (loss) per share – diluted *	.38	(.23)	.21	.48	.49
Dividends declared per common share *	.018	.016	.016	.016	.016
* Adjusted to reflect the five-for-four stock split that took place in 2008.

(All amounts in thousands)	As of December 31,
	2008	2007	2006	2005	2004
Working capital	$232,564	$239,985	$247,009	$157,984	$114,898
Current assets	369,199	327,765	309,933	206,167	154,668
Total assets	654,782	590,495	585,126	440,756	354,166
Long-term debt (a)	200,000	200,000	291,266	190,464	169,688
Stockholders’ equity	279,188	272,522	187,177	167,813	106,881
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

The following table provides highlights for the year ended December 31, 2008, compared to 2007 (amounts in thousands):
	2008	2007	% Increase
Net sales	$1,036,700	$837,021	24%
Income from operations	73,321	24,838	195%
Net income (loss)	13,337	(7,247)	─

The Company recorded sales of $1,036.7 million for 2008, which were 24% higher than the previous year sales of $837.0 million.  The record sales level was attributed to exceptionally strong demand in the Company’s agricultural market, which reported higher sales of approximately 42% for 2008 when compared to the previous year.

Income from operations was $73.3 million for 2008, compared to $24.8 million for previous year.  The income from operations reflected a significant improvement, as the Company continues its efforts to improve efficiencies and align sale prices with production cost.  Titan’s net income was $13.3 million for 2008 as compared to a net loss of $(7.2) million in 2007.  Basic earnings per share were $.39 in 2008, compared to loss per share of $(.23) in 2007.

RECENT DEVELOPMENTS
Titan Europe Plc additional share purchase
In January 2009, the Company purchased additional shares of Titan Europe Plc, resulting in a 22.9% ownership position.  As a result of this higher ownership position, the Company will account for its interest in Titan Europe Plc as an equity method investment in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock,” going forward.

Revolving credit facility amendment & restatement
On January 30, 2009, Titan International, Inc. amended and restated its revolving credit facility (credit facility) with Bank of America, N.A.  The amendment included a multi-year extension that extended the credit facility termination date to January 2012 from the previous October 2009 date.  The amendment created an accordion feature within the credit facility that set the initial loan availability at $150 million with the ability to request increases up to a maximum availability of $250 million.  The amendment adjusted the borrowing rates within a pricing grid that includes a minimum 1½% LIBOR rate.

RESULTS OF OPERATIONS
The following table sets forth the Company’s statement of operations expressed as a percentage of net sales for the periods indicated.  This table and subsequent discussions should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

	As a Percentage of Net Sales
	Year ended December 31,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	86.5	89.9	89.3
Gross profit	13.5	10.1	10.7

Selling, general and administrative expenses	5.5	6.4	6.7
Royalty expense	0.9	0.7	0.7
Income from operations	7.1	3.0	3.3

Interest expense	(1.5)	(2.3)	(2.5)
Noncash Titan Europe Plc charge	(3.6)	0.0	0.0
Noncash convertible debt conversion charge	0.0	(1.6)	0.0
Other income, net	0.2	0.4	0.5
Income (loss) before income taxes	2.2	(0.5)	1.3
Provision for income taxes	0.9	0.4	0.5
Net income (loss)	1.3%	(0.9)%	0.8%

In addition, the following table sets forth components of the Company’s net sales classified by segment for the years ended December 31, (in thousands):
	2008	2007	2006
Agricultural	$729,895	$515,642	$421,096
Earthmoving/Construction	281,008	277,206	183,357
Consumer	25,797	44,173	75,001
Total	$1,036,700	$837,021	$679,454

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

ACQUISITION OF OTR ASSETS
On July 31, 2006, Titan Tire Corporation of Bryan, a subsidiary of the Company, acquired the off-the-road (OTR) tire assets of Continental Tire North America, Inc. (Continental) in Bryan, Ohio.  Titan Tire Corporation of Bryan purchased the assets of Continental’s tire facility for approximately $53 million in cash proceeds.  The assets purchased included plant, property and equipment located in Bryan, Ohio, inventory and other current assets.  The acquisition included an agreement to use the General trademark on OTR tires.  In addition, the Company recorded intangibles related to the acquisition as noncurrent assets and assumed warranty liabilities.  This acquisition expanded Titan’s product offering into larger earthmoving, construction and mining tires and added the manufacturing capacity of the Bryan, Ohio, facility.

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

Inventories
Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method in 2008 for approximately 78% of inventories and the last-in, first-out (LIFO) method for approximately 22% of inventories.  The major rubber material inventory and related work-in-process and their finished goods are accounted for under the FIFO method.  The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method.  Market value is estimated based on current selling prices.  Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price based on historical experience.  Should experience change, adjustments to the estimated provisions would be necessary.

Impairment of Goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  The Company’s goodwill was $11.7 million at December 31, 2008 and 2007.  Based on a discounted cash flow method, the Company’s computation showed no impairment at December 31, 2008.  See Note 8 for additional information.  Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment.  Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

Valuation of Investment Accounted for as Available-for-Sale Security
The Company has an investment in Titan Europe Plc that was valued at $2.6 million as of December 31, 2008, representing a 17.2% ownership position, at that time.  Titan Europe Plc is publicly traded on the AIM market in London, England.  This investment is recorded as “Investment in Titan Europe Plc” on the consolidated balance sheet.  In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company records the Titan Europe Plc investment as an available-for-sale security and reports this investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity, net of tax.  Should the fair value decline below the cost basis, the Company would be required to determine if this decline is other than temporary.  If the decline in fair value were judged to be other than temporary, an impairment charge would be recorded.  Declared dividends on this investment are recorded in income as a component of other income.

The December 31, 2008, fair value of $2.6 million was below the Company’s cost basis of $40.3 million.  The Company recorded an other than temporary impairment charge of $37.7 million at year end 2008.  The impairment charge was due to a substantial decline in Titan Europe Plc’s publicly quoted price on the AIM market in London, England at year end 2008.

Recent Development
In January 2009, the Company purchased additional shares of Titan Europe Plc, resulting in a 22.9% ownership position.  As a result of this higher ownership position, the Company will account for its interest in Titan Europe Plc as an equity method investment accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock,” going forward.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  The Company has three frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002.  Titan expects to contribute approximately $1 million to these frozen defined benefit pension plans in 2009.  For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 21 to the Company’s financial statements.

The effect of hypothetical changes to selected assumptions on the Company’s frozen pension benefit obligations would be as follows (in thousands):
		December 31, 2008		2009
		Increase	Increase	Increase
	Percentage	(Decrease)	(Decrease)	(Decrease)
Assumptions	Change	PBO (a)	Equity	Expense
Pension
Discount rate	+/-.5	$(4,244)/$4,617	$4,244/$(4,617)	$(242)/$256
Expected return on assets	+/-.5			$(290)/$290

(a)	Projected benefit obligation (PBO) for pension plans.

FISCAL YEAR ENDED DECEMBER 31, 2008, COMPARED TO FISCAL YEAR ENDED
DECEMBER 31, 2007

RESULTS OF OPERATIONS
Highlights for the year ended December 31, 2008, compared to 2007 (amounts in thousands):
	2008	2007	% Increase
Net sales	$1,036,700	$837,021	24%
Cost of sales	896,986	752,890	19%
Gross profit	139,714	84,131	66%
Gross profit percentage	13.5%	10.1%

Net Sales
Net sales for the year ended December 31, 2008, were $1,036.7 million compared to $837.0 million for the year ended December 31, 2007.  The large sales improvement of $199.7 million, or 24%, for the year ended December 31, 2008, was attributed to strong demand in the Company’s agricultural market, which reported higher sales of approximately 42% for 2008 as compared to the previous year.  Titan believes it has benefited in 2008 from a preliminary ruling from the U.S. Department of Commerce, affirming that exporters of Chinese-manufactured tires have been selling certain off-the-road tires in the U.S.A. at less than normal value and received subsidies, resulting in duties being imposed on certain imported tires.

Cost of Sales and Gross Profit
Cost of sales was $897.0 million for the year ended December 31, 2008, as compared to $752.9 million in 2007.  The higher cost of sales resulted from the record sales levels achieved in 2008.  Additional costs recorded during the year related to expenses associated with hiring and training workers to be utilized in giant OTR production, which were estimated to be approximately $6 million for 2008.

Gross profit for the year 2008 was $139.7 million, or 13.5% of net sales, compared to $84.1 million, or 10.1% of net sales, for 2007.  The gross profit margin for 2008 showed a significant improvement of over three percentage points compared to the previous year, as the Company continues its efforts to improve efficiencies and align sale prices with production cost.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):
	2008	2007	% Increase
Selling, general and administrative	$57,151	$53,138	8%
Percentage of net sales	5.5%	6.3%

Selling, general and administrative (SG&A) expenses were $57.2 million, or 5.5% of net sales, for the year ended December 31, 2008, as compared to $53.1 million, or 6.3% of net sales, for 2007.  Research and development (R&D) expenses, which are included in SG&A expenses, were $3.5 million and $1.7 million for the years ended December 31, 2008 and 2007, respectively.  SG&A expense rose primarily as the result of higher selling costs of approximately $3 million year over year.  SG&A percentage of net sales improved nearly one percentage point due to the Company’s SG&A expenses remaining relatively unchanged while sales achieved record levels.

Royalty Expense
Royalty expense was as follows (amounts in thousands):
	2008	2007	% Increase
Royalty expense	$9,242	$6,155	50%

The Goodyear North American farm tire asset acquisition included a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses were $9.2 million for the year ended December 31, 2008, as compared to $6.2 million in 2007.  The higher royalty expense was the result of the strong sales in the agricultural segment.

Income from Operations
Income from operations was as follows (amounts in thousands):
	2008	2007	% Increase
Income from operations	$73,321	$24,838	195%
Percentage of net sales	7.1%	3.0%

Income from operations for the year ended December 31, 2008, was $73.3 million, or 7.1% of net sales, compared to $24.8 million, or 3.0% of net sales, in 2007.  Income from operations was affected by the items previously discussed in the sales, cost of sales, SG&A and royalty line items.

Interest Expense
Interest expense was as follows (amounts in thousands):
	2008	2007	% Decrease
Interest expense	$15,122	$18,710	(19)%

Interest expense for the year 2008 was $15.1 million compared to $18.7 million in 2007.  The reduction in interest costs was primarily the result of capitalization of interest of $3.2 million related to the giant OTR project in 2008.  In 2007, the Company capitalized $0.4 million of interest costs for the giant OTR project.

Noncash Titan Europe Plc charge
Noncash Titan Europe Plc charge was as follows (amounts in thousands):

	2008	2007	% Increase
Noncash Titan Europe Plc charge	$(37,698)	$0	n/a

The unrealized loss on the Titan Europe Plc investment was $37.7 million.  The unrealized loss was due to a substantial decline in Titan Europe Plc’s publicly quoted price on the AIM market in London, England at year end 2008.  A noncash charge of $37.7 million was recorded at year end December 31, 2008.
Noncash Convertible Debt Conversion Charge
Noncash convertible debt conversion charge was as follows (amounts in thousands):
	2008	2007	% Decrease
Noncash debt conversion charge	$0	$13,376	(100)%

In March 2007, the Company converted $81.2 million of 5.25% senior convertible notes into 6,577,200 shares of Titan common stock.  Titan recognized a noncash charge of $13.4 million in connection with this exchange in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt.”

Other Income
Other income was as follows (amounts in thousands):
	2008	2007	% Decrease
Other income	$2,509	$3,364	(25)%

Other income was $2.5 million for the year ended December 31, 2008, as compared to $3.4 million in 2007.  The major items included in other income are:  (i) dividend income from the Titan Europe Plc investment was $1.7 million and $1.8 million in 2008 and 2007, respectively, (ii) interest income was $1.4 million and $2.7 million for the years ended December 31, 2008 and 2007, respectively, and (iii) other expense of $(0.6) million and $(1.1) million in 2008 and 2007, respectively.  The reduction in interest income was primarily the result of lower interest rates.

Income Tax Expense
Income taxes were as follows (amounts in thousands):
	2008	2007	% Increase
Income taxes	$9,673	$3,363	188%

The Company recorded an income tax expense of $9.7 million in 2008 and $3.4 million in 2007.   The Company’s effective tax rate was 42.0% in 2008 and (87)% in 2007.  The Company’s 2007 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $13.4 million noncash charge taken in connection with the Company’s convertible debt.  This noncash charge was not deductible for income tax purposes.

Net Income (Loss)
Net income (loss) was as follows (amounts in thousands):
	2008	2007	% Increase
Net income (loss)	$13,337	$(7,247)	n/a

Net income for the year ended December 31, 2008, was $13.3 million, compared to net loss of $(7.2) million in 2007.  Basic income per share was $.39 for the year ended December 31, 2008, as compared to basic loss per share of $(.23) in 2007.  Diluted income per share was $.38 for the year ended December 31, 2008, as compared to basic loss per share of $(.23) in 2008.  The Company’s net income and earnings per share improvements were due to the items detailed above.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):
	2008	2007	% Increase
Net sales	$729,895	$515,642	42%
Gross profit	89,782	35,742	151%
Income from operations	74,241	25,324	193%

Net sales in the agricultural market were $729.9 million for the year ended December 31, 2008, as compared to $515.6 million in 2007.  The robust agricultural segment sales were the result of significantly higher demand from the Company’s customers, an effect of record farm income and crop prices.

Gross profit in the agricultural market was $89.8 million for the year 2008, as compared to $35.7 million in 2007.  Income from operations in the agricultural market was $74.2 million for the year 2008, as compared to $25.3 million in 2007.  The significant improvement in gross profit and income from operations in the agricultural market was attributed to robust farm equipment sales and the Company continuing to align sales prices with production costs.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):
	2008	2007	% Increase (Decrease)
Net sales	$281,008	$277,206	1%
Gross profit	46,047	47,848	(4)%
Income from operations	38,422	40,833	(6)%

The Company’s earthmoving/construction market net sales were $281.0 million for the year ended December 31, 2008, as compared to $277.2 million in 2007.  The increase of $3.8 million primarily resulted from the continued strong earthmoving and mining sales.

Gross profit in the earthmoving/construction market was $46.0 million for the year 2008, as compared to $47.8 million in 2007.  The Company’s earthmoving/construction market income from operations was $38.4 million for the year 2008, as compared to $40.8 million in 2007.  The Company’s gross profit was negatively impacted by costs associated with hiring and training workers to be utilized in giant OTR production, estimated to be approximately $6 million for 2008.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):
	2008	2007	% (Decrease) Increase
Net sales	$25,797	$44,173	(42)%
Gross profit	3,938	3,431	15%
Income from operations	3,303	2,546	30%

Consumer market net sales were $25.8 million for the year ended December 31, 2008, as compared to $44.2 million in 2007.  The Goodyear farm tire acquisition agreement included an off-take/mixing agreement for certain product sales to Goodyear.  The reduction in consumer market sales was primarily related to lower sales to The Goodyear Tire and Rubber Company of approximately $15 million for the twelve months ended December 31, 2008, as compared to the previous year.

Gross profit from the consumer market was $3.9 million in 2008 as compared to $3.4 million in 2007.  Consumer market income from operations was $3.3 million for the year 2008 as compared to $2.5 million in 2007.  The improvement in gross profit and income from operations in the consumer segment was the result of a shift to higher margin products.

Segment Summary
(Amounts in thousands)
2008	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$729,895	$281,008	$25,797	$0	$1,036,700
Gross profit (loss)	89,782	46,047	3,938	(53)	139,714
Income (loss) from operations	74,241	38,422	3,303	(42,645)	73,321

2007
Net sales	$515,642	$277,206	$44,173	$0	$837,021
Gross profit (loss)	35,742	47,848	3,431	(2,890)	84,131
Income (loss) from operations	25,324	40,833	2,546	(43,865)	24,838

Corporate Expenses
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $42.6 million for the year ended December 31, 2008, as compared to $43.9 million in 2007.

Corporate expenses for the year ended December 31, 2008, were composed of selling and marketing expenses of approximately $20 million and administrative expenses of approximately $23 million.

Corporate expenses for the year ended December 31, 2007, were composed of selling and marketing expenses of approximately $17 million and administrative expenses of approximately $27 million.

The higher selling and marketing expenses for 2008 as compared to the previous year resulted from the record sales levels and the associated selling costs.  The lower administrative costs resulted primarily from a reduction in management incentives.

FISCAL YEAR ENDED DECEMBER 31, 2007, COMPARED TO FISCAL YEAR ENDED
DECEMBER 31, 2006

RESULTS OF OPERATIONS
Highlights for the year ended December 31, 2007, compared to 2006 (amounts in thousands):
	2007	2006	% Increase
Net sales	$837,021	$679,454	23%
Cost of sales	752,890	606,676	24%
Gross profit	84,131	72,778	16%
Gross profit percentage	10.1%	10.7%

Net Sales
Net sales for the year ended December 31, 2007, were $837.0 million compared to $679.5 million for the year ended December 31, 2006.  The large sales improvement of $157.6 million, or 23%, for the year ended December 31, 2007, was attributed to the expanded agricultural product offering of Goodyear branded farm tires and the expanded earthmoving, construction and mining product offering of General branded OTR tires, along with added manufacturing capacity from the Bryan, Ohio, facility, which was acquired on July 31, 2006.  In addition, the Company has experienced strong demand in the agricultural segment.

Cost of Sales and Gross Profit
Cost of sales was $752.9 million for the year ended December 31, 2007, as compared to $606.7 million in 2006.  Gross profit for the year 2007 was $84.1 million, or 10.1% of net sales, compared to $72.8 million, or 10.7% of net sales, for 2006.  Due to capacity constraints at Titan’s Bryan, Ohio, OTR tire facility, the Company is adding OTR tire capacity at its Freeport, Illinois, and Des Moines, Iowa, tire facilities.  Titan is aligning synergies, which includes retooling, retraining personnel and movement of equipment at the Bryan, Freeport and Des Moines facilities.

These OTR realignment costs lowered the Company’s gross profit for 2007 and for the fourth quarter of 2006, as labor costs that are normally dedicated to making products were instead used for retooling, retraining and movement of equipment.  The Company estimates realignment costs to be approximately $22 million to $24 million for 2007 and approximately $9 million to $11 million in 2006.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):
	2007	2006	% Increase
Selling, general and administrative	$53,138	$45,766	16%
Percentage of net sales	6.3%	6.7%

SG&A expenses were $53.1 million, or 6.3% of net sales, for the year ended December 31, 2007, as compared to $45.8 million, or 6.7% of net sales, for 2006.  R&D expenses, which are included in SG&A expenses, were $1.7 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively.  The higher SG&A expenses for 2007 are primarily the result of the higher selling and marketing expenses related to higher sales and the CEO and executive incentives.  Selling and marketing expenses were approximately $5 million higher in 2007, when compared to 2006.  Expenses recorded for CEO and executive incentives were approximately $4 million higher in 2007, when compared to 2006.

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

Income from operations for the year ended December 31, 2007, was $24.8 million, or 3.0% of net sales, compared to $22.0 million, or 3.2% of net sales, in 2006.  Income from operations was affected by the items previously discussed in the cost of sales, administrative and royalty line items.

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

Net (Loss) Income
Net (loss) income was as follows (amounts in thousands):
	2007	2006	% Decrease
Net (loss) income	$(7,247)	$5,144	n/a

Net loss for the year ended December 31, 2007, was $(7.2) million, compared to net income of $5.1 million in 2006.  Basic and diluted loss per share was $(.23) for the year ended December 31, 2007, as compared to basic and diluted income per share of $.21 in 2006.  The Company’s net income and earnings per share decreased due to the items detailed above and as a result of the $13.4 million noncash convertible debt conversion charge.

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

Corporate expenses for the year ended December 31, 2007, were composed of the following:  (i) selling and marketing expenses of approximately $17 million; (ii) CEO and executive incentives of approximately $7 million; and (iii) administrative expenses of approximately $20 million.

Corporate expenses for the year ended December 31, 2006, were composed of the following:  (i) selling and marketing expenses of approximately $12 million; (ii) CEO and executive incentives of approximately $3 million; and (iii) administrative expenses of approximately $14 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of December 31, 2008, the Company had $61.7 million of cash balances within various bank accounts.  This cash balance increased by $3.3 million from December 31, 2007, due to the following cash flow discussion items.

(amounts in thousands)	Year ended December 31,
	2008	2007	Change
Cash	$61,658	$58,325	$3,333

Operating Cash Flows
Summary of cash flows from operating activities:
(amounts in thousands)	Year ended December 31,
	2008	2007	Change
Net income (loss)	$13,337	$(7,247)	$20,584
Depreciation and amortization	30,368	28,620	1,748
Deferred income tax provision	13,987	1,995	11,992
Noncash Titan Europe Plc charge	24,504	0	24,504
Noncash debt charge	0	13,376	(13,376)
Accounts receivable	(28,137)	(24,512)	(3,625)
Inventories	(19,258)	26,556	(45,814)
Accounts payable	21,555	18,108	3,447
Other current liabilities	6,393	16,668	(10,275)
Other operating activities	(11,579)	2,429	(14,008)
Cash provided by operating activities	$51,170	$75,993	$(24,823)

For the year ended December 31, 2008, operating activities provided cash of $51.2 million.  This cash was primarily provided by net income of $13.3 million and increases of $21.6 million in accounts payable.  Positive cash flows were offset by increases in accounts receivable of $28.1 million and inventories of $19.3 million.  Included as a reduction to net income were noncash charges of $30.4 million for depreciation and amortization and $24.5 million for the noncash Titan Europe Plc charge.

In comparison, for the year ended December 31, 2007, operating activities provided cash of $76.0 million.  This cash was primarily provided by a decrease in inventories of $26.6 million and increases of $18.1 million in accounts payable and $16.7 million in other current liabilities.  Positive cash flows were offset by net loss of $(7.2) million and an increase in accounts receivable of $24.5 million.  Included as a reduction to net income were noncash charges of $28.6 million for depreciation and amortization and $13.4 million for a debt conversion charge.

Operating cash flows decreased $24.8 million from the year ended December 31, 2007, to December 31, 2008.  This reduction was largely the result of cash flows from inventories decreasing $45.8 million and 2008 including a reduction to net income for the noncash Titan Europe Plc charge, while 2007 included a reduction to income for a noncash debt conversion charge of $13.4 million.  The decreases were offset by a rise in net income of $20.6 million.  The higher inventory balances in 2008 were primarily due to raw materials.  Raw materials inventories were increased in 2008 to support Titan’s all-time record sales levels.

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

Operating cash flows increased $81.3 million from the year ended December 31, 2006, to December 31, 2007.  This increase was largely the result of cash flows from inventories increasing $46.1 million and cash flows from accounts payable increasing by $16.7 million.  In 2007, the Company was successful in lowering the finished goods inventory at the recently acquired facilities in Freeport, Illinois, and Bryan, Ohio.  Accounts payable increased in 2007 as a result of higher purchases resulting from higher sales levels.

Investing Cash Flows
Summary of cash flows from investing activities:
(amounts in thousands)	Year ended December 31,
	2008	2007	Change
Capital expenditures	$(79,953)	$(38,048)	$(41,905)
Acquisition of off-the-road (OTR) assets	0	(8,900)	8,900
Other investing activities	104	532	(428)
Cash used for investing activities	$(79,849)	$(46,416)	$(33,433)

Net cash used for investing activities was $79.8 million in 2008, as compared to $46.4 million in 2007 and $52.7 million in 2006.  The Company invested a total of $80.0 million in capital expenditures in 2008, compared to $38.0 million in 2007 and $8.3 million in 2006.  The 2008 capital expenditures include approximately $60 million for the giant OTR project and the 2007 capital expenditures include approximately $22 million for the Giant OTR project.  The remaining capital expenditures in 2008 and 2007 were used primarily for updating manufacturing equipment, expanding manufacturing capacity and for further automation at the Company’s facilities.  Titan invested $44.6 million for the Continental OTR tire acquisition in 2006.

The Company estimates that costs related to the Giant OTR Project at this time are approximately $100 million, of which approximately $82 million was disbursed from inception of the Giant OTR Project through December 31, 2008.  Capital expenditures for 2009 are forecasted to be approximately $25 million to $35 million.  Approximately $15 million to $20 million of this amount may be spent on the giant OTR project and the remainder is anticipated to be used to enhance the Company’s existing facilities and manufacturing capabilities.

Investing cash flows decreased $33.4 million from the year ended December 31, 2007, to December 31, 2008.  This decrease was primarily the result of additional cash being used for capital expenditures related to the Giant OTR project.

Financing Cash Flows
Summary of cash flows from financing activities:
(amounts in thousands)	Year ended December 31,
	2008	2007	Change
Proceeds on revolving credit facility	$25,000	$0	$25,000
Proceeds from exercise of stock options	3,536	6,631	(3,095)
Excess tax benefit from stock options	4,131	0	4,131
Payment on debt	0	(10,164)	10,164
Other financing activities	(655)	(1,131)	476
Cash provided by (used for) activities	$32,012	$(4,664)	$36,676

Net cash provided by financing activities was $32.0 million in 2008.  This cash was provided primarily by revolving credit facility proceeds of $25.0 million.  Also, the exercise of stock options provided $3.5 million and excess tax benefit from stock options exercised provided $4.1 million.  Net cash used by financing activities was $4.7 million in 2007.  This cash use was primarily used for payment of debt of $10.2 million offset by proceeds of $6.6 million from the exercise of stock options.  Net cash provided by financing activities in 2006 was $90.8 million.  This cash was primarily provided by $88.9 million of net debt proceeds.  In addition, the exercise of stock options provided $5.4 million in cash and the payment of financing fees used $3.7 million of cash.

Financing cash flows increased $36.7 million from the year ended December 31, 2007, to the year ended December 31, 2008.  Also, financing cash flows decreased $95.5 million from the year ended December 31, 2006, to December 31, 2007.  The large changes from year to year are primarily the result of changes in total debt borrowings.

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

The Company is in compliance with these covenants and restrictions as of December 31, 2008.  The collateral coverage was calculated to be approximately 15 times the outstanding revolver balance at December 31, 2008.

The fixed charge coverage ratio did not apply for the quarter ended December 31, 2008.  The credit facility usage was $30.0 million at December 31, 2008, consisting of cash borrowings of $25.0 million and outstanding letters of credit of $5.0 million.

Other Items
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.  Historically, Titan tends to experience higher sales demand in the first and second quarters.

LIQUIDITY OUTLOOK
At December 31, 2008, the Company had $61.7 million of cash and cash equivalents and $220.0 million of unused availability under the terms of its revolving credit facility (credit facility).  The availability under the Company’s $250 million credit facility was reduced by $25.0 million for cash borrowings and $5.0 million for outstanding letters of credit.  The Company expects to contribute approximately $1 million to its frozen defined benefit pension plans during 2009.

In May 2007, Titan’s Board of Directors approved funding for the Company to increase giant OTR mining tire production capacity to include 57-inch and 63-inch giant radial tires (the “Giant OTR Project”).  The Company estimates that current commitments related to the Giant OTR Project at this time are approximately $100 million, of which approximately $82 million was disbursed from inception of the Giant OTR Project through December 31, 2008.  Additional capital expenditure commitments will be incurred through 2009 as the Giant OTR Project moves to completion.  The final cost of these additional OTR capital items have not been finalized at this time.

The Company currently anticipates that cash on hand and anticipated internal cash flows from operations will allow the Company sufficient funds for completion of the Giant OTR Project.  Capital expenditures for 2009 are forecasted to be approximately $25 million to $35 million.  Approximately $15 million to $20 million of this amount may be spent on the giant OTR project and the remainder is anticipated to be used to enhance the Company’s existing facilities and manufacturing capabilities.

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

INFLATION
The Company is subject to the effect of price fluctuations.  During 2008, 2007 and 2006, the Company realized price increases for purchases of steel and rubber used in the manufacture of its products.  While the cost outlook for commodities used in the Company’s production is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments.  However, these price adjustments usually lag the inflationary pressures.

CONTRACTUAL OBLIGATIONS
The Company’s contractual obligations at December 31, 2008, consisted of the following (in thousands):
	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt	$225,000	$25,000	$0	$200,000	$0
Interest expense (a)	49,322	16,655	32,000	667	0
Operating leases	2,816	1,267	1,510	39	0
Purchase obligations	4,690	1,860	2,677	153	0
Other long-term liabilities (b)	28,700	1,000	12,000	11,200	4,500
Royalty payment (c)	36,000	9,000	18,000	9,000	0
Total	$346,528	$54,782	$66,187	$221,059	$4,500

(a)
Interest expense is estimated based on the Company’s year-end 2008 debt balances, maturities and interest rates.  The estimates assume no additional revolver borrowings or repayments.  The Company’s actual debt balances and interest rates may fluctuate in the future.  Therefore, actual interest payments may vary from those payments detailed in the above table.

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

(c)
The Company pays a royalty relating to a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America.  Under this agreement, royalty trademark payments would cease immediately if Titan discontinued using the Goodyear trademark.  Titan currently plans to continue using the Goodyear trademark until circumstances require a change.  Titan’s royalty payment to Goodyear for the next four years, the current term of the agreement, using the annual 2008 royalty payment of approximately $9 million as an estimate would total approximately $36 million.  The actual royalty amount paid to Goodyear in the future will vary based on the sales of certain off-highway tires in North America and the continuation of the license agreement.

OFF-BALANCE SHEET ARRANGEMENTS
The Company has no material off-balance sheet arrangements.

MARKET RISK SENSITIVE INSTRUMENTS
Exchange Rate Sensitivity
The Company is exposed to fluctuations in the British pound and Euro world currencies.  Titan does not hedge foreign currency transaction or translation exposures.  The Company’s net investment in foreign entities translated into U.S. dollars was $2.6 million at December 31, 2008, and $34.5 million at December 31, 2007.  The hypothetical potential loss in value of the Company’s net investment in foreign entities resulting from a 10% adverse change in foreign currency exchange rates at December 31, 2008, would amount to approximately $0.3 million.

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

Interest Rate Sensitivity
The Company has a $250 million credit facility that has a variable interest rate.  If the credit facility were fully drawn, a change in the interest rate of 100 basis points, or 1%, would change the Company’s interest expense by approximately $2.5 million.  At December 31, 2008, the Company had $25.0 million of cash borrowings on the credit facility.

At December 31, 2008, the fair value of the 8% senior unsecured notes, based on market prices obtained through independent pricing sources, was approximately $147 million, compared to a carrying value of $200 million.

MARKET CONDITIONS AND OUTLOOK
Titan experienced strong demand for its agricultural and earthmoving/construction products throughout 2008.  The continued strength of the agricultural market, resulting from high commodity prices and a gradual increase in the use of biofuels, contributed to the increase in sales.  Tire shortages and strong demand in mining products such as oil, iron ore and aggregates contributed to the rise in earthmoving/construction product demand.  These trends are expected to continue through the first part of 2009.  However, the housing market decline, recession, and banking and credit crisis are affecting Titan’s customers.  The degree to which these items will affect Titan’s customers in 2009 and the future is difficult to estimate because of the uncertainty in the resolution of these financial conditions.

In May 2007, Titan’s Board of Directors approved funding for the Company to increase giant OTR mining tire production capacity to include 57-inch and 63-inch giant radial tires.  The Company began start-up production of these giant mining tires in July 2008.  Titan continues to add giant OTR tire capacity at the Bryan, Ohio, facility as the Company brings new equipment online.

Energy, raw material and petroleum-based product costs have been volatile and increases in these costs may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales are forecasted to remain strong for 2009.  Commodity prices have declined from recent highs, but remain at healthy levels.  If oil prices remain lower, farmers will benefit from lower input costs for fuel and fertilizer.  The available stock of many farm crops is at low levels, which should sustain future production.  The gradual increase in the use of biofuels should also sustain future production.  In April 2008, Titan signed a three-year agreement to supply farm tires to various John Deere affiliates.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Sales for the earthmoving/construction market are expected to remain stable in 2009.  Metals, oil and gas prices have retreated from recent highs as a result of the worldwide economic downturn.  However, in the long-term, these prices are expected to remain at levels that are attractive for continued investment, which will maintain support for earthmoving and mining sales.  The significant decline in the United States housing market continues to cause a decline in equipment used for housing construction.  The giant OTR project will add significant capacity for giant mining tires in 2009.  The additional sales of these giant OTR tires are expected to more than offset any softness in other areas of the earthmoving/construction market.  The earthmoving/construction market is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and the current banking and credit crisis.

CONSUMER MARKET OUTLOOK
The current overall uncertainty in consumer spending resulting from the current banking and credit crisis, housing market decline, and high energy and food costs has affected the Company’s consumer market sales.  Titan’s sales in the consumer market include sales to Goodyear, which includes an off-take/mixing agreement.  This agreement includes mixed stock, which is a prepared rubber compound used in tire production.  The Company’s consumer market sales will fluctuate significantly related to sales volumes under the off-take/mixing agreement with Goodyear.  The Company expects challenging conditions for the consumer market for 2009.  Many factors affect the consumer market including weather, competitive pricing, energy prices and consumer attitude.

PENSIONS
The Company has three frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002.  These plans are described in Note 21 of the Company’s Notes to Consolidated Financial Statements.

The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors.  Certain of these assumptions are determined by the Company with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends.  These assumptions are reviewed on a regular basis and revised when appropriate.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations.  During the twelve months ended December 31, 2008, the Company contributed cash funds of $0.2 million to the frozen defined benefit pension plans.  Titan expects to contribute approximately $1 million to these frozen defined benefit pension plans during 2009.

In October 2007, the Titan Tire Bryan pension plan, adopted at the date of the Continental OTR asset acquisition and frozen from its inception, received cash transfers of approximately $25 million from Continental Tire North America’s frozen pension plan for the Bryan, Ohio, location.  The amount transferred into the frozen plan was actuarially approved to be a fully funded plan.

Titan’s projected benefit obligation at December 31, 2008, was $90.5 million as compared to $95.4 million at December 31, 2007.  The Company’s defined benefit pension plans were underfunded by $28.7 million at December 31, 2008.  During 2008, the Company recorded net periodic pension income of $0.9 million.  Accumulated other comprehensive loss recorded for defined benefit pension plans, net of tax, was $33.6 million and $15.6 million at December 31, 2008 and 2007, respectively.  Other comprehensive income is recorded as a direct charge to stockholders’ equity and does not affect net income.  Titan will be required to record net periodic pension cost in the future; these costs may fluctuate based upon revised assumptions and could negatively affect the Company’s financial position, cash flows and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS
Statement of Financial Accounting Standards Number 141 (revised 2007)
In December 2007, SFAS No. 141 (revised 2007), “Business Combinations,” was issued.  This statement requires an acquirer to recognize assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position, results of operations and cash flows.

Statement of Financial Accounting Standards Number 160
In December 2007, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” was issued.  This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position, results of operations and cash flows.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7, Part II of this report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15, Part IV of this report, “Exhibits, Financial Statement Schedules.”

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and principal financial officer have concluded the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of the end of the period covered by this Form 10-K based on an evaluation of the effectiveness of disclosure controls and procedures.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
The information required by this item regarding the Company’s directors is incorporated by reference to the Company’s 2009 Proxy Statement under the captions “Election of Mr. Billig and Mr. Soave as Directors,” “Directors Continuing in Office,” “Committees and Meetings of the Board of Directors” and “Corporate Governance.”

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

Maurice M. Taylor Jr., 64, has been Chief Executive Officer and a Director of the Company since 1990, when Titan was acquired in a management-led buyout by investors, including Mr. Taylor.  Mr. Taylor served as President of the Company from 1990 to 2005 and was appointed Chairman in 2005.

Kent W. Hackamack, 50, served as Corporate Controller of the Company from 1994 to 1996.  Mr. Hackamack was appointed Vice President of Finance and Treasurer in 1996.

Cheri T. Holley, 61, joined the Company in 1994 as General Counsel and Secretary.  Ms. Holley was appointed Vice President in 1996.

Section 16(a) beneficial ownership reporting compliance
The information required by this item regarding beneficial ownership reporting compliance is incorporated by reference to the Company’s 2009 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Business conduct policy
The Company adopted a business conduct policy, which is applicable to directors, officers and employees.  The Company has also adopted corporate governance guidelines.  The business conduct policy and corporate governance guidelines are available under the investor information category of the Company’s website, www.titan-intl.com.  The Company intends to satisfy disclosure requirements regarding amendments to or waivers from its business conduct policy by posting such information on its website.  A printed copy of the business conduct policy and corporate governance guidelines are available, without charge, by writing to:  Titan International, Inc., c/o Corporate Secretary, 2701 Spruce Street, Quincy, IL 62301.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s 2009 Proxy Statement under the caption “Compensation of Executive Officers.”

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information concerning equity compensation plans, the information required by this item is incorporated by reference to the Company’s 2009 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table provides information about shares of Titan common stock that may be issued under Titan’s equity compensation plans, as of December 31, 2008:
Plan Category	(i) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(ii) Weighted-average exercise price of outstanding options, warrants and rights	(iii) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i))
Equity compensation plans approved by security holders	560,536	(a)	8.98	1,217,720
Equity compensation plans not approved by security holders	0		n/a	0
Total	560,536		8.98	1,217,720

(a)	Amount includes outstanding stock options under the Company’s 1993 Stock Incentive Plan, 1994 Non-Employee Director Stock Option Plan and 2005 Equity Incentive Plan.

For additional information regarding the Company’s stock option plans, please see Note 22 of the Company’s Notes to Consolidated Financial Statements.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s 2009 Proxy Statement under the caption “Related Party Transactions” and “Corporate Governance” and also appears in Note 26 of the Company’s Notes to Consolidated Financial Statements.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s 2009 Proxy Statement under the caption “Audit and Other Fees.”

PART IV

ITEM 15 –	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

	Management’s Responsibility for Financial Statements and Report on Internal Control Over Financial Reporting	F-1

	Report of Independent Registered Public Accounting Firm	F-2

	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	F-3

	Consolidated Balance Sheets at December 31, 2008 and 2007	F-4

	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2007 and 2008	F-5

	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F-6

	Notes to Consolidated Financial Statements	F-7 through F-33

2.	Financial Statement Schedule

	Schedule II – Valuation Reserves	S-1

3.	Exhibits

The accompanying Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	February 26, 2009	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2009.

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
Anthony L. Soave

TITAN INTERNATIONAL, INC.

Exhibit Index
Annual Report on Form 10-K

Exhibit
No.	DESCRIPTION
3.1 (a)	Amended Restated Articles of Incorporation of the Company
3.2 (b)	Bylaws of the Company
4.1 (c)	Indenture between the Company and U.S. Bank National Association dated December 28, 2006
10.1 (d)	1994 Non-Employee Director Stock Option Plan
10.2 (d)	1993 Stock Incentive Plan
10.3 (e)	Credit Agreement dated July 23, 2004, among the Company and LaSalle Bank National Association and General Electric Capital Corporation
10.4 (f)	First Amendment to Credit Agreement among the Company and LaSalle Bank National Association and General Electric Capital Corporation dated February 16, 2005
10.5 (g)	2005 Equity Incentive Plan
10.6 (h)	Second Amendment to Credit Agreement among the Company and LaSalle Bank National Association dated October 21, 2005
10.7 (i)	Third Amendment to Credit Agreement among the Company and LaSalle Bank National Association dated June 28, 2006
10.8 (j)	Fourth Amendment to Credit Agreement among the Company and LaSalle Bank National Association dated February 8, 2007
10.9 (k)	Fifth Amendment to Credit Agreement among the Company and LaSalle Bank National Association dated December 12, 2007
10.10 (l)	Amended and Restated Credit Agreement among the Company and Bank of America, N.A. dated as of January 30, 2009
21*	Subsidiaries of the Registrant
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

(a)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for the quarterly period ended September 30, 1998 (No. 001-12936).
(b)	Incorporated by reference to the same numbered exhibit contained in the Company’s Registration Statement on Form S-4 (No. 33-69228).
(c)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form S-4 (No. 333-141865).
(d)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-61743).
(e)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for the quarterly period ended June 30, 2004 (No. 001-12936).
(f)	Incorporated by reference to the same numbered exhibit contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (No. 001-12936).
(g)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on March 30, 2005.
(h)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on October 24, 2005.
(i)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on June 29, 2006.
(j)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on February 8, 2007.
(k)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on December 13, 2007.
(l)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on February 2, 2009.

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

The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  The consolidated financial statements as of December 31, 2008, have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Management has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholders of
Titan International, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index under item 15(a)(1) present fairly, in all material respects, the financial position of Titan International Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing on page F-1.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
St. Louis, MO
February 26, 2009

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,
	2008	2007	2006
Net sales	$1,036,700	$837,021	$679,454
Cost of sales	896,986	752,890	606,676
Gross profit	139,714	84,131	72,778
Selling, general and administrative expenses	57,151	53,138	45,766
Royalty expense	9,242	6,155	5,001
Income from operations	73,321	24,838	22,011
Interest expense	(15,122)	(18,710)	(17,001)
Noncash Titan Europe Plc charge	(37,698)	0	0
Noncash convertible debt conversion charge	0	(13,376)	0
Other income, net	2,509	3,364	3,564
Income (loss) before income taxes	23,010	(3,884)	8,574
Provision for income taxes	9,673	3,363	3,430
Net income (loss)	$13,337	$(7,247)	$5,144
Earnings (loss) per common share *:
Basic	$.39	$(.23)	$.21
Diluted	.38	(.23)	.21
Average common shares and equivalents outstanding *:
Basic	34,410	32,081	24,627
Diluted	34,838	32,081	25,055

* Adjusted to reflect the five-for-four stock split that took place in 2008.

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31,
Assets	2008	2007
Current assets
Cash and cash equivalents	$61,658	$58,325
Accounts receivable (net of allowance of $6,639 and $5,258, respectively)	126,531	98,394
Inventories	147,306	128,048
Deferred income taxes	12,042	25,159
Prepaid and other current assets	21,662	17,839
Total current assets	369,199	327,765

Property, plant and equipment, net	248,442	196,078
Investment in Titan Europe Plc	2,649	34,535
Goodwill	11,702	11,702
Deferred income taxes	7,256	0
Other assets	15,534	20,415

Total assets	$654,782	$590,495

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt	$25,000	$0
Accounts payable	65,547	43,992
Other current liabilities	46,088	43,788
Total current liabilities	136,635	87,780

Long-term debt	200,000	200,000
Deferred income taxes	0	14,044
Other long-term liabilities	38,959	16,149
Total liabilities	375,594	317,973

Commitments and contingencies: Notes 13, 23 and 24

Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized, 37,475,288 issued)	30	30
Additional paid-in capital	300,024	303,908
Retained earnings	41,726	29,012
Treasury stock (at cost, 2,443,604 and 3,229,055 shares, respectively)	(22,332)	(29,384)
Treasury stock reserved for contractual obligations	(5,501)	0
Accumulated other comprehensive loss	(34,759)	(31,044)
Total stockholders’ equity	279,188	272,522

Total liabilities and stockholders’ equity	$654,782	$590,495

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(All amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for contractual obligations	Accumulated other comprehensive income (loss)	Total
Balance January 1, 2006	#24,377,115	$30	$255,299	$32,053	$(99,817)	$0	$(19,752)	$167,813

Comprehensive income (loss):
Net income				5,144				5,144
Unrealized gain on investment, net of tax							6,126	6,126
Minimum pension liability, net of tax							3,225	3,225
Comprehensive income								14,495
Adjustment to initially apply SFAS No. 158, net of tax							(1,061)	(1,061)
Dividends paid on common stock				(395)				(395)
Exercise of stock options	477,738		2,647		3,432			6,079
Issuance of treasury stock under 401(k) plan	16,882		125		121			246
Balance December 31, 2006	24,871,735	30	258,071	36,802	(96,264)	0	(11,462)	187,177

Comprehensive income (loss):
Net loss				(7,247)				(7,247)
Unrealized loss on investment, net of tax							(20,375)	(20,375)
Pension liability adjustments, net of tax							793	793
Comprehensive loss								(26,829)
Dividends paid on common stock				(543)				(543)
Note conversion	8,221,500		35,240		59,049			94,289
Exercise of stock options	555,663		2,640		3,991			6,631
Issuance of treasury stock for funding contractual obligations on employee contracts	267,500		4,184		1,921			6,105
Issuance of treasury stock for pension plans	250,000		3,536		1,796			5,332
Issuance of treasury stock under 401(k) plan	17,086		237		123			360
Balance December 31, 2007	34,183,484	30	303,908	29,012	(29,384)	0	(31,044)	272,522

Comprehensive income (loss):
Net income				13,337				13,337
Noncash Titan Europe Plc charge							14,249	14,249
Pension liability adjustments, net of tax							(17,964)	(17,964)
Comprehensive income								9,622
Dividends paid on common stock				(623)				(623)
Noncash Titan Europe Plc charge			(10,471)					(10,471)
Cash paid for fractional shares resulting from stock split			(70)					(70)
Exercise of stock options	313,463		5,389		2,278			7,667
Issuance of treasury stock for funding contractual obligations on employee contracts	512,640		898		4,603	(5,501)		0
Issuance of treasury stock under 401(k) plan	22,097		370		171			541
Balance December 31, 2008	#35,031,684	$30	$300,024	$41,726	$(22,332)	$(5,501)	$(34,759)	$279,188

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
Cash flows from operating activities:	2008	2007	2006
Net income (loss)	$13,337	$(7,247)	$5,144
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	30,368	28,620	26,850
Deferred income tax provision	13,987	1,995	2,597
Noncash Titan Europe Plc charge	24,504	0	0
Noncash convertible debt conversion charge	0	13,376	0
Excess tax benefit from stock options exercised	(4,131)	0	(646)
Issuance of treasury stock under 401(k) plan	541	360	246
(Increase) decrease in assets:
Accounts receivable	(28,137)	(24,512)	(26,770)
Inventories	(19,258)	26,556	(19,509)
Prepaid and other current assets	(3,823)	(1,738)	(3,675)
Other assets	575	(1,566)	(3,525)
Increase (decrease) in liabilities:
Accounts payable	21,555	18,108	1,449
Other current liabilities	6,393	16,668	13,443
Other liabilities	(4,741)	5,373	(898)
Net cash provided by (used for) operating activities	51,170	75,993	(5,294)

Cash flows from investing activities:
Capital expenditures	(79,953)	(38,048)	(8,282)
Acquisition of off-the-road (OTR) assets	0	(8,900)	(44,642)
Other	104	532	198
Net cash used for investing activities	(79,849)	(46,416)	(52,726)

Cash flows from financing activities:
Proceeds from borrowings	0	0	200,000
Payment on debt	0	(10,164)	(11,995)
Proceeds (payment) on revolving credit facility, net	25,000	0	(99,100)
Proceeds from exercise of stock options	3,536	6,631	5,407
Excess tax benefit from stock options exercised	4,131	0	646
Payment of financing fees	(70)	(625)	(3,725)
Dividends paid	(585)	(506)	(393)
Net cash provided by (used for) financing activities	32,012	(4,664)	90,840

Net increase in cash and cash equivalents	3,333	24,913	32,820
Cash and cash equivalents, beginning of year	58,325	33,412	592
Cash and cash equivalents, end of year	$61,658	$58,325	$33,412

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Stock split
In June 2008, Titan’s Board of Directors approved a five-for-four stock split. Titan executed a five-for-four stock split that became effective August 15, 2008, for stockholders of record on July 31, 2008.  The Company gave five shares for every four shares held as of the record date.  Stockholders received one additional share for every four shares owned as of the record date and received cash in lieu of fractional shares.  All share and per share data, except shares authorized, have been adjusted to reflect the effect of the stock split for all periods presented.

Inventories
Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method in 2008 for approximately 78% of inventories and the last-in, first-out (LIFO) method for approximately 22% of inventories.  The major rubber material inventory and related work-in-process and their finished goods are accounted for under the FIFO method.  The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method.  Market value is estimated based on current selling prices.  Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price based on historical experience.

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

Interest is capitalized on fixed asset projects which are constructed over a period of time.  The amount of interest capitalized is determined by applying a weighted average interest rate to the average amount of accumulated expenditures for the asset during the period.  The interest rate used is based on the rates applicable to borrowings outstanding during the period.

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

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value.  Investments in marketable equity securities are recorded at fair value.  The senior unsecured notes are the only significant financial instrument of the Company with a fair value different from the recorded value.  At December 31, 2008, the fair value of the senior unsecured notes, based on market prices obtained through independent pricing sources, was approximately $147 million, compared to a carrying value of $200 million.

Available-for-sale securities
The Company has an investment in Titan Europe Plc that was valued at $2.6 million as of December 31, 2008, representing a 17.2% ownership position, at that time.  Titan Europe Plc is publicly traded on the AIM market in London, England.  This investment is recorded as “Investment in Titan Europe Plc” on the consolidated balance sheet.  In accordance with SFAS No. 115, the Company records the Titan Europe Plc investment as an available-for-sale security and reports this investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.  Should the fair value decline below the cost basis, the Company would be required to determine if this decline is other than temporary.  If the decline in fair value were judged to be other than temporary, an impairment charge would be recorded.  Declared dividends on this investment are recorded in income as a component of other income.  See Note 7 for additional information.

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

Foreign currency translation
The financial statements of the Company’s foreign subsidiaries are translated to United States currency in accordance with SFAS No. 52, “Foreign Currency Translation.”  Assets and liabilities are translated to United States dollars at period-end exchange rates.  Income and expense items are translated at average rates of exchange prevailing during the period.  Translation adjustments are included in “Accumulated other comprehensive loss” in stockholders’ equity.  As of December 2008, the Company’s investment in Titan Europe Plc was classified as available-for-sale securities and this investment is recorded as “Investment in Titan Europe Plc” on the consolidated balance sheet.  Gains and losses that result from foreign currency transactions are included in the accompanying consolidated statements of operations.

Impairment of goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable, as required by the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.  The carrying amount of $11.7 million of goodwill by segment at December 31, 2008, was (i) agricultural of $6.9 million, (ii) earthmoving/construction of $3.6 million and (iii) consumer of $1.2 million.  Based on a discounted cash flow method, the Company’s computation showed no impairment at December 31, 2008.  See Note 8 for additional information.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognition
The Company records sales revenue when products are shipped to customers and both title and the risks and rewards of ownership are transferred.  Provisions are established for sales returns and uncollectible accounts based on historical experience.  Should trends change, adjustments would be necessary to the estimated provisions.

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

Selling, general and administrative expense
Selling, general and administrative (SG&A) expense is comprised primarily of sales commissions, marketing expense, selling and administrative wages, information system costs, legal fees, bank charges, audit fees, research and development, depreciation and amortization expense on non-manufacturing assets, and other administrative items.

Research and development expense
Research and development (R&D) expenses are expensed as incurred and included as part of selling, general and administrative expense.  R&D costs were $3.5 million, $1.7 million and $1.3 million for the years of 2008, 2007 and 2006, respectively.

Advertising
Advertising expenses are included in SG&A expense and are expensed as incurred.  Advertising costs were approximately $2 million for each of the years ended December 31, 2008 and 2007, and less than $1 million for the year ended December 31, 2006.

Warranty costs
The Company provides limited warranties on workmanship on its products in all market segments.  The provision for estimated warranty costs is made in the period when such costs become probable and is based on past warranty experience.  See Note 11.

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

Cash equivalents
The Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents.

Interest paid
The Company paid $16.6 million, $10.2 million and $15.6 million for interest in 2008, 2007 and 2006, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes paid
Titan paid $8.0 million, $2.4 million and $0.2 million for income taxes in 2008, 2007 and 2006, respectively.

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

Stock-based compensation
At December 31, 2008, the Company has three stock-based compensation plans, which are described in Note 22.  The Company granted no stock options in 2008, 2007 or 2006.

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

Recently issued accounting standards

Statement of Financial Accounting Standards Number 141 (revised 2007)
In December 2007, SFAS No. 141 (revised 2007), “Business Combinations,” was issued.  This statement requires an acquirer to recognize assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position, results of operations and cash flows.

Statement of Financial Accounting Standards Number 160
In December 2007, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” was issued.  This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position, results of operations and cash flows.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	ACQUISITION OF OTR ASSETS

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
$53,542

Pro forma financial information
The following unaudited pro forma financial information gives effect to the acquisition of Continental’s OTR assets as if the acquisition had taken place on January 1, 2006.  The pro forma information for the Bryan, Ohio, facility was derived from a carve-out of Continental’s OTR historical accounting records.

Pro forma information for the year (in thousands, except per share data):
2006
Net sales	$761,796
Income before income taxes	21,786
Net income	13,072
Diluted earnings per share *	.49

* Adjusted to reflect the five-for-four stock split that took place in 2008.

The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2006, nor is it necessarily indicative of Titan’s future consolidated results of operations or financial position.  No pro forma information is presented for 2008 or 2007 as the acquisition was included in the consolidated results for the full year.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2008 and 2007, consisted of the following (in thousands):
	2008	2007
Accounts receivable	$133,170	$103,652
Allowance for doubtful accounts	(6,639)	(5,258)
Accounts receivable, net	$126,531	$98,394

The Company had net accounts receivable of $126.5 million and $98.4 million at December 31, 2008 and 2007, respectively.  These amounts are net of allowance for doubtful accounts of $6.6 million and $5.3 million for the years ended 2008 and 2007, respectively.

4.	INVENTORIES

Inventories at December 31, 2008 and 2007, consisted of the following (in thousands):
	2008	2007
Raw material	$73,927	$50,368
Work-in-process	26,820	21,533
Finished goods	56,488	61,880
	157,235	133,781
Adjustment to LIFO basis	(9,929)	(5,733)
	$147,306	$128,048

The Company had inventories of $147.3 million and $128.0 million at December 31, 2008 and 2007, respectively.  Included in the above inventory balances at year-end 2008 and 2007 are reserves for slow-moving and obsolete inventory of $3.8 million and $4.7 million, respectively.

5.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2008 and 2007, consisted of the following (in thousands):
	2008	2007
Prepaid supplies	$12,436	$10,023
Other	9,226	7,816
	$21,662	$17,839

Prepaid and other current assets consist primarily of prepaid supplies, which were $12.4 million and $10.0 million at December 31, 2008 and 2007, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2008 and 2007, consisted of the following (in thousands):
	2008	2007
Land and improvements	$3,343	$3,098
Buildings and improvements	99,650	78,462
Machinery and equipment	318,327	276,326
Tools, dies and molds	62,856	53,873
Construction-in-process	37,536	31,801
	521,712	443,560
Less accumulated depreciation	(273,270)	(247,482)
	$248,442	$196,078

Depreciation on fixed assets for the years 2008, 2007 and 2006 totaled $27.5 million, $26.1 million, and $24.3 million, respectively.

7.	INVESTMENT IN TITAN EUROPE

Investment in Titan Europe Plc at December 31, 2008 and 2007, consisted of the following (in thousands):
	2008	2007
Investment in Titan Europe Plc	$2,649	$34,535

The Company owned a 17.2% ownership in Titan Europe Plc.  In accordance with SFAS No. 115, the Company records the Titan Europe Plc investment as an available-for-sale security and reports the investment at fair value.

The fair value of the Company’s investment in Titan Europe Plc was $2.6 million and $34.5 million at December 31, 2008 and 2007, respectively.  Titan Europe is publicly traded on the AIM market in London, England.  The December 31, 2008, fair value of $2.6 million was below the Company’s cost basis of $40.3 million.  The Company recorded an other than temporary impairment charge of $37.7 million at year end 2008.  The impairment charge was due to a substantial decline in Titan Europe Plc’s publicly quoted price on the AIM market in London, England at year end 2008.

Cash dividends received from Titan Europe Plc were $1.7 million, $1.8 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Subsequent Event
In January 2009, the Company purchased additional shares of Titan Europe Plc, resulting in a 22.9% ownership position.  As a result of this higher ownership position, the Company will account for its interest in Titan Europe Plc as an equity method investment in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock,” going forward.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	GOODWILL

The carrying amount of goodwill at December 31, 2008 and 2007, consisted of the following (in thousands):
	2008	2007
Agricultural segment	$6,912	$6,912
Earthmoving/construction segment	3,552	3,552
Consumer segment	1,238	1,238
	$11,702	$11,702

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable as required by the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.  Based on a discounted cash flow method, the Company’s computation showed no impairment at December 31, 2008.  There can be no assurance that future goodwill tests will not result in an impairment charge.

9.	OTHER ASSETS

Other assets at December 31, 2008 and 2007, consisted of the following (in thousands):
	2008	2007
Contractual obligations	$4,426	$6,277
Deferred financing	3,260	4,897
Other receivable	2,400	2,700
Other	5,448	6,541
	$15,534	$20,415

The contractual obligations asset of $4.4 million and $6.3 million at December 31, 2008 and 2007, respectively, represents assets held in trusts to provide contractual obligations to certain executive officers that are due upon retirement or voluntary termination of employment.

10.	OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2008 and 2007, consisted of the following (in thousands):
	2008	2007
Wages and commissions	$11,765	$10,850
Accrued interest	7,554	7,487
Warranty	7,488	5,854
Insurance	6,161	4,250
Utilities	3,103	3,599
Other	10,017	11,748
	$46,088	$43,788

Other current liabilities were $46.1 million and $43.8 million at December 31, 2008 and 2007, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	WARRANTY COSTS

Changes in the warranty liability consisted of the following (in thousands):
	2008	2007
Warranty liability, January 1	$5,854	$4,688
Provision for warranty liabilities	13,567	8,901
Warranty payments made	(11,933)	(7,735)
Warranty liability, December 31	$7,488	$5,854

The Company provides limited warranties on workmanship on its products in all market segments.  The majority of the Company’s products have a limited warranty that ranges from zero to ten years with certain products being prorated after the first year.  The Company calculates a provision for warranty expense based on past warranty experience.  The higher warranty provision in 2008 was partially due to the record sales levels.  Warranty accruals are included as a component of other current liabilities on the Consolidated Balance Sheets.

12.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2008 and 2007, consisted of the following (in thousands):
	2008	2007
Accrued pension liabilities	$29,291	$2,092
Accrued employment liabilities	7,218	11,726
Other	2,450	2,331
	$38,959	$16,149

Accrued employment liabilities includes liabilities for contractual and performance obligations for certain executive officers of approximately $4 million and approximately $8 million for December 31, 2008 and 2007, respectively.

13.	REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt at December 31, 2008 and 2007, consisted of the following (in thousands):
	2008	2007
Senior unsecured notes	$200,000	$200,000
Revolving credit facility	25,000	0
	225,000	200,000
Less amounts due within one year	25,000	0
	$200,000	$200,000

Aggregate maturities of long-term debt are as follows (in thousands):
2009	$25,000
2010	0
2011	0
2012	200,000
Thereafter	0
$225,000

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior unsecured notes
The Company’s $200 million 8% senior unsecured notes are due January 2012.

Revolving credit facility
The Company’s $250 million revolving credit facility (credit facility) with agent Bank of America has an October 2009 termination date and is collateralized by a first priority security interest in certain assets of Titan and its domestic subsidiaries.  At December 31, 2008, any borrowings under the credit facility would have borne interest at a floating rate of prime rate plus 0% to 1% or LIBOR plus 1% to 2%.

Cash borrowings under this credit facility were $25.0 million and outstanding letters of credit on the facility were $5.0 million at December 31, 2008, leaving $220.0 million of unused availability on the credit facility.  The weighted average interest rate on the Company’s borrowings outstanding under the credit facility was approximately 3¼% as of December 31, 2008.

The facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants.  The Company is in compliance with these covenants and restrictions as of December 31, 2008.

Recent development - Revolving credit facility amendment & restatement
On January 30, 2009, Titan International, Inc. amended and restated its credit facility with Bank of America, N.A.  The amendment included a multi-year extension that extended the credit facility termination date to January 2012 from the previous October 2009 date.  The amendment created an accordion feature within the credit facility that set the initial loan availability at $150 million with the ability to request increases up to a maximum availability of $250 million.  The amendment adjusted the borrowing rates within a pricing grid that includes a minimum 1½% LIBOR rate.

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following (in thousands):
	Currency Translation Adjustments	Unrealized Gain (Loss) on Investments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2007	$(1,183)	$6,126	$(16,405)	$(11,462)
Unrealized loss on investment, net of tax of $10,971	0	(20,375)	0	(20,375)
Defined benefit pension plan entries:
Plan acquisition, net of tax of $481	0	0	785	785
Unrecognized prior service cost, net of tax of $53	0	0	84	84
Unrecognized net loss, net of tax of $26	0	0	(42)	(42)
Unrecognized deferred tax liability, net of tax of $22	0	0	(34)	(34)
Balance at December 31, 2007	(1,183)	(14,249)	(15,612)	(31,044)
Noncash Titan Europe Plc charge	0	14,249	0	14,249
Defined benefit pension plan entries:
Unrecognized prior service cost, net of tax of $52	0	0	85	85
Unrecognized net loss, net of tax of $11,041	0	0	(18,014)	(18,014)
Unrecognized deferred tax liability, net of tax of $21	0	0	(35)	(35)
Balance at December 31, 2008	$(1,183)	$0	$(33,576)	$(34,759)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	STOCKHOLDERS’ EQUITY

The Company is authorized by the Board of Directors to repurchase up to 2.5 million common shares subject to debt agreement covenants.  The Company repurchased no Titan common shares in 2008, 2007, or 2006.  The Company has no plans at this time to repurchase any Titan common stock.  Titan paid cash dividends of $.018 per share of common stock for 2008 and $.016 per share for common stock for 2007 and 2006.  Dividends paid totaled $0.6 million, $0.5 million and $0.4 million for 2008, 2007 and 2006, respectively.

In March 2007, the Company converted 100% of the 5.25% senior unsecured convertible notes due 2009 into Titan common stock at an increased conversion rate.   The exchange resulted in a decrease in treasury stock of $59.0 million and an increase to additional paid-in-capital of approximately $35.2 million.  Stockholder’s equity increased by $80.9 million in total as a result of this exchange.  See Note 18 for additional information.

16.	FAIR VALUE MEASUREMENTS

In September 2006, SFAS No. 157, “Fair Value Measurements,” was issued.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  FASB Staff Position (FSP) 157-2 amended SFAS No. 157 to delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are measured at fair value on a recurring basis, to fiscal years beginning after November 15, 2008.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):
	Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3
Investments for contractual obligations	$4,426	$4,426	$0	$0
Investment in Titan Europe Plc	2,649	2,649	0	0
Total	$7,075	$7,075	$0	$0

17.	ROYALTY EXPENSE

Royalty expense consisted of the following (in thousands):
	2008	2007	2006
Royalty expense	$9,242	$6,155	$5,001

The Goodyear North American farm tire asset acquisition included a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses recorded for the years ended December 31, 2008, 2007 and 2006, were $9.2 million, $6.2 million and $5.0 million, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	NONCASH CONVERTIBLE DEBT CONVERSION CHARGE

Noncash convertible debt conversion charge consisted of the following (in thousands):
	2008	2007	2006
Noncash convertible debt charge	$0	$13,376	$0

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

19.	OTHER INCOME, NET

Other income consisted of the following (in thousands):
	2008	2007	2006
Dividend income – Titan Europe Plc	$1,711	$1,768	$1,281
Interest income	1,352	2,717	1,681
Other (expense) income	(554)	(1,121)	602
	$2,509	$3,364	$3,564

Other income recorded for the years ended December 31, 2008, 2007 and 2006, was $2.5 million, $3.4 million and $3.6 million, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	INCOME TAXES

Income (loss) before income taxes, consisted of the following (in thousands):
	2008	2007	2006
Domestic	$21,727	$(6,306)	$5,310
Foreign	1,283	2,422	3,264
	$23,010	$(3,884)	$8,574

The provision (benefit) for income taxes, was as follows (in thousands):
	2008	2007	2006
Current
Federal	$7,814	$562	$120
State	34	547	475
Foreign	1,031	1,574	183
	8,879	2,683	778
Deferred
Federal	811	2,725	2,442
State	(17)	408	210
Foreign	0	(2,453)	0
	794	680	2,652
Provision for income taxes	$9,673	$3,363	$3,430

The provision for income taxes differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) as a result of the following:
	2008	2007	2006
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Nondeductible debt conversion charge	0.0	(120.6)	0.0
Irish capital gains tax	0.0	29.3	0.0
Repatriation of foreign earnings	1.9	(29.2)	11.6
Foreign taxes, net	(1.9)	18.8	(12.0)
State taxes, net	4.8	(16.0)	6.2
Other, net	2.2	(3.9)	(0.8)
Effective tax rate	42.0%	(86.6)%	40.0%

Federal income taxes are provided on earnings of foreign subsidiaries except to the extent that such earnings are expected to be indefinitely reinvested abroad.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2008 and 2007, are as follows (in thousands):
	2008	2007
Deferred tax assets:
Unrealized loss on available-for-sale security	$13,194	$2,034
Pension	11,130	529
Employee benefits and related costs	4,044	4,197
Warranty	2,862	2,224
Allowance for bad debts	2,523	1,998
Net operating loss carryforwards	2,004	7,062
Inventory	1,970	1,417
EPA reserve	1,121	1,201
Other	5,396	7,043
Deferred tax assets	44,244	27,705

Deferred tax liabilities:
Fixed assets	(24,946)	(16,590)
Deferred tax liabilities	(24,946)	(16,590)

Net deferred tax asset	$19,298	$11,115

The Company recorded an income tax expense of $9.7 million, $3.4 million and $3.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The Company’s 2007 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $13.4 million noncash charge taken in connection with the 100% conversion of the Company’s convertible debt.  This noncash debt charge is not deductible for income tax purposes.  The Company has various state net operating loss carryforwards which are subject to expiration from 2019 to 2026.

The Company has applied the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, for the year ended December 31, 2008.  No adjustment was made to retained earnings in adopting FIN 48 in 2007 and at this time the Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.  Titan has identified its federal tax return and its Illinois state tax return as “major” tax jurisdictions.  The Company is subject to (i) federal tax examinations for periods 2004 to 2008 and (ii) Illinois state income tax examinations for years 2005 to 2008.

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

The Company’s defined benefit plans have been aggregated in the following table.  Included in the December 31, 2008, presentation are the Titan Tire, Bryan and Walcott plans which have a projected benefit obligation of $90.5 million, exceeding the fair value of plan assets of $61.3 million at December 31, 2008.  Included in the December 31, 2007, presentation are the Titan Tire and Walcott plans which have a projected benefit obligation of $71.2 million, exceeding the fair value of plan assets of $69.1 million at December 31, 2007.

The projected benefit obligation and the accumulated benefit obligation are the same amount since the Plans are frozen and there are no future compensation levels to factor into the obligations.  The Company absolved itself from the liabilities associated with the Dico plan with the purchase of a final annuity settlement contract in October 2002.  Therefore, the plan no longer maintains a projected or accumulated benefit obligation.  The fair value of the Dico plan assets was $0.5 million at December 31, 2008, 2007 and 2006.

The following table provides the change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheet of the defined benefit pension plans as of December 31, 2008 and 2007 (in thousands):
Change in benefit obligation:	2008	2007
Benefit obligation at beginning of year	$95,362	$68,844
Acquisition	0	23,948
Interest cost	5,295	4,109
Actuarial (gain) loss	(3,507)	4,898
Benefits paid	(6,605)	(6,437)
Benefit obligation at end of year	$90,545	$95,362

Change in plan assets:
Fair value of plan assets at beginning of year	$94,499	$60,666
Acquisition	0	25,214
Actual return on plan assets	(26,323)	8,822
Employer contributions	225	6,234
Benefits paid	(6,605)	(6,437)
Fair value of plan assets at end of year	$61,796	$94,499

Unfunded status at end of year	$(28,749)	$(863)

Amounts recognized in consolidated balance sheet:
Noncurrent assets	$542	$1,229
Noncurrent liabilities	(29,291)	(2,092)
Net amount recognized in the consolidated balance sheet	$(28,749)	$(863)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in accumulated other comprehensive loss:
	2008	2007
Plan acquisition	$0	$1,266
Unrecognized prior service cost	(1,438)	(1,574)
Unrecognized net loss	(52,886)	(25,098)
Deferred tax effect of unrecognized items	20,748	9,794
Net amount recognized in accumulated other comprehensive loss	$(33,576)	$(15,612)

The weighted-average assumptions used in the actuarial computation that derived the benefit obligations at December 31 were as follows:	2008	2007
Discount rate	6.25%	5.75%
Expected long-term return on plan assets	8.50%	8.50%

The following table provides the components of net periodic pension cost for the plans, settlement cost and the assumptions used in the measurement of the Company’s benefit obligation for the years ended December 31, 2008, 2007 and 2006 (in thousands):
Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net periodic benefit cost:	2008	2007	2006
Interest cost	$5,295	$4,109	$3,934
Assumed return on assets	(7,828)	(5,561)	(4,673)
Amortization of unrecognized prior service cost	137	137	137
Amortization of unrecognized deferred taxes	(56)	(56)	(56)
Amortization of net unrecognized loss	1,588	1,593	1,848
Net periodic pension (income) cost	$(864)	$222	$1,190

The estimated net loss, prior service cost, and deferred taxes that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $4.3 million, $0.1 million and $(0.1) million, respectively.

The weighted-average assumptions used in the actuarial computation that derived net periodic pension cost for the years ended December 31, 2008, 2007 and 2006:
	2008	2007	2006
Discount rate	5.75%	5.75%	5.75%
Expected long-term return on plan assets	8.50%	8.50%	8.50%

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the fair value of plan assets was as follows:
	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2008	2007	2009
U.S. equities (a)	53%	56%	40% - 80%
Fixed income	34%	27%	20% - 50%
Cash and cash equivalents	8%	6%	0% - 20%
International equities (a)	5%	11%	0% - 16%
	100%	100%

(a)	Total equities may not exceed 80% of total plan assets.

The Company invests in a diversified portfolio consisting of an array of asset classes in an attempt to maximize returns while minimizing risk.  These asset classes include U.S. equities, fixed income, cash and cash equivalents, and international equities.  The investment objectives are to provide for the growth and preservation of plan assets on a long-term basis through investments in: (i) investment grade securities that provide investment returns that meet or exceed the Standard & Poor’s 500 Index and (ii) investment grade fixed income securities that provide investment returns that meet or exceed the Barclays Capital Aggregate Bond Index.  The U.S. equities asset category included the Company’s common stock in the amount of $1.5 million (approximately two percent of total plan assets) and $5.1 million (approximately five percent of total plan assets) at December 31, 2008 and 2007, respectively.

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

Although the 2009 minimum pension funding calculations are not finalized, the Company estimates those funding requirements will be approximately $1 million.

Projected benefit payments from the plans as of December 31, 2008, are estimated as follows (in thousands):
2009	$6,490
2010	6,528
2011	6,597
2012	6,746
2013	6,872
2014-2018	35,936

401(k)
The Company sponsors four 401(k) retirement savings plans.  One plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement.  Titan provides a 25% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan.  The Company issued 22,097 shares, 17,086 shares and 16,883 shares of treasury stock in connection with this 401(k) plan during 2008, 2007 and 2006, respectively.  Expenses to the Company related to this common stock matching contribution were $0.6 million, $0.4 million and $0.3 million for 2008, 2007 and 2006.

The other three 401(k) plans are for employees covered by collective bargaining arrangements at (i) Titan Tire Corporation; (ii) Titan Tire Corporation of Freeport; and (iii) Titan Tire Corporation of Bryan.  These plans do not include a Company matching contribution.  Employees are fully vested with respect to their contributions.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	STOCK OPTION PLANS

The Company accounts for stock options using SFAS 123(R), “Share-Based Payment.”  No stock-based compensation expense was recorded during 2008, 2007, or 2006.  The Company granted no stock options during 2008, 2007 or 2006.  All previously granted stock options were fully vested before January 1, 2006.

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

2005 Equity Incentive Plan
The Company adopted the 2005 Equity Incentive Plan to provide stock options as a means of attracting and retaining qualified independent directors and employees for the Company.  A total of 2.1 million shares are reserved for the plan.  The exercise price of stock options may not be less than the fair market value of the common stock on the date of the grant.  The vesting and term of each option is set by the Board of Directors.  In 2008, 2007 and 2006 no stock options were granted under this plan.

Stock options outstanding and exercisable as of December 31, 2008, were as follows:
		Options Outstanding		Options Exercisable
	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
Price Range	Contractual Life	Options	Exercise Price	Options	Exercise Price
$ 3.63 - $ 5.35	2.2 years	112,500	$4.45	112,500	$4.45
$ 6.40 - $ 7.60	0.2 years	170,000	$6.72	170,000	$6.72
$10.68 - $13.74	6.7 years	278,036	$12.20	278,036	$12.20

		560,536	$8.98	560,536	$8.98

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of activity in the stock option plans for 2006, 2007 and 2008:
	Shares Subject to Option	Weighted- Average Exercise Price
Outstanding, January 1, 2006	1,934,388	$10.82
Granted	0	-	(a)
Exercised	(477,738)	11.32
Canceled/Expired	(19,075)	12.80
Outstanding, December 31, 2006	1,437,575	10.63
Granted	0	-	(a)
Exercised	(555,663)	11.94
Canceled/Expired	(7,913)	10.50
Outstanding, December 31, 2007	873,999	9.81
Granted	0	-	(a)
Exercised	(313,463)	11.29
Canceled/Expired	0	-
Outstanding, December 31, 2008	560,536	$8.98

(a)	The Company granted no stock options during 2006, 2007 or 2008.

The total intrinsic value of options exercised in 2008 was $5.1 million.  Cash received from the exercise of stock options was $3.5 million for 2008.  The tax benefit realized for the tax deductions from stock options exercised was $4.1 million for 2008.

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

The Company currently uses treasury shares to satisfy any stock option exercises.  At December 31, 2008, the Company had 2.4 million shares of treasury stock.

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

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.  Total rental expense was $2.9 million, $3.0 million and $3.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, future minimum rental commitments under noncancellable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):
2009	$1,267
2010	930
2011	580
2012	39
Thereafter	0
Total future minimum lease payments	$2,816

25.	CONCENTRATION OF CREDIT RISK

Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction and consumer markets represented 22% of the Company’s consolidated revenues for the year ended December 31, 2008, and 17% of the Company’s consolidated revenues for the years ended December 31, 2007 and 2006.  Net sales to CNH Global N.V. in Titan’s three markets represented 12% of the Company’s consolidated revenues for the year ended December 31, 2008, and 11% of the Company’s consolidated revenues for the years ended December 31, 2007 and 2006.  No other customer accounted for more than 10% of Titan’s net sales in 2008, 2007 or 2006.

26.	RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the chief executive officer of the Company.  During 2008, 2007 and 2006, sales of Titan product to these companies were approximately $6.2 million, $5.1 million and $6.4 million, respectively.  On other sales referred to Titan from these manufacturing representative companies, commissions were approximately $2.0 million, $1.8 million and $2.0 million during 2008, 2007 and 2006, respectively.  These sales and commissions were made in the ordinary course of business and were made on terms no less favorable to Titan than comparable sales and commissions to unaffiliated third parties.  At both December 31, 2008 and 2007, Titan had trade receivables of approximately $0.2 million due from these companies.

27.	SEGMENT AND GEOGRAPHICAL INFORMATION

The Company has aggregated its operating units into reportable segments based on its three customer markets: agricultural, earthmoving/construction and consumer.  These segments are based on the information used by the chief executive officer to make certain operating decisions, allocate portions of capital expenditures and assess segment performance.  The accounting policies of the segments are the same as those described in Note 1, “Description of Business and Significant Accounting Policies.”  Segment external revenues, expenses and income from operations are determined on the basis of the results of operations of operating units of manufacturing facilities.  Segment assets are generally determined on the basis of the tangible assets located at such operating units’ manufacturing facilities and the intangible assets associated with the acquisitions of such operating units.  However, certain operating units’ goodwill and property, plant and equipment balances are carried at the corporate level.

Titan is organized primarily on the basis of products being included in three marketing segments, with each reportable segment including wheels, tires and wheel/tire assemblies.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about certain revenues and expenses, income (loss) from operations and segment assets used by the chief operating decision maker of the Company as of and for the years ended December 31, 2008, 2007 and 2006 (in thousands):
	2008	2007	2006
Revenues from external customers
Agricultural	$729,895	$515,642	$421,096
Earthmoving/construction	281,008	277,206	183,357
Consumer	25,797	44,173	75,001
	$1,036,700	$837,021	$679,454
Gross profit
Agricultural	$89,782	$35,742	$42,511
Earthmoving/construction	46,047	47,848	28,099
Consumer	3,938	3,431	2,771
Unallocated corporate	(53)	(2,890)	(603)
	$139,714	$84,131	$72,778
Income (loss) from operations
Agricultural	$74,241	$25,324	$27,351
Earthmoving/construction	38,422	40,833	21,837
Consumer	3,303	2,546	1,655
Unallocated corporate	(42,645)	(43,865)	(28,832)
Consolidated income from operations	73,321	24,838	22,011
Interest expense	(15,122)	(18,710)	(17,001)
Noncash Titan Europe Plc charge	(37,698)	0	0
Noncash convertible debt conversion charge	0	(13,376)	0
Other income, net	2,509	3,364	3,564
Income (loss) before income taxes	$23,010	$(3,884)	$8,574

Capital expenditures
Agricultural	$10,946	$11,267	$5,184
Earthmoving/construction	67,203	22,950	2,192
Consumer	406	1,654	339
Unallocated corporate	1,398	2,177	567
	$79,953	$38,048	$8,282
Depreciation & amortization
Agricultural	$16,004	$14,255	$15,324
Earthmoving/construction	10,831	10,330	7,402
Consumer	594	1,320	1,409
Unallocated corporate	2,939	2,715	2,715
	$30,368	$28,620	$26,850
Total assets
Agricultural	$360,030	$257,005	$273,787
Earthmoving/construction	188,486	176,144	145,964
Consumer	9,401	22,515	22,678
Unallocated corporate	96,865	134,831	142,697
	$654,782	$590,495	$585,126

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information by geographic area.  Revenues from external customers were determined based on the location of the selling subsidiary.  Geographic information as of and for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):
2008	United States	Other Countries	Consolidated Totals
Revenues from external customers	$1,036,700	$0	$1,036,700
Long-lived assets	260,144	0	260,144

2007
Revenues from external customers	$837,021	$0	$837,021
Long-lived assets	207,780	0	207,780

2006
Revenues from external customers	$679,454	$0	$679,454
Long-lived assets	196,318	0	196,318

28.	RECENT DEVELOPMENTS

Titan Europe Plc additional share purchase

In January 2009, the Company purchased additional shares of Titan Europe Plc, resulting in a 22.9% ownership position.  As a result of this higher ownership position, the Company will account for its interest in Titan Europe Plc as an equity method investment in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock,” going forward.

Revolving credit facility amendment & restatement

On January 30, 2009, Titan International, Inc. amended and restated its credit facility with Bank of America, N.A.  The amendment included a multi-year extension that extended the credit facility termination date to January 2012 from the previous October 2009 date.  The amendment created an accordion feature within the credit facility that set the initial loan availability at $150 million with the ability to request increases up to a maximum availability of $250 million.  The amendment adjusted the borrowing rates within a pricing grid that includes a minimum 1½% LIBOR rate.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29.	EARNINGS PER SHARE

Earnings per share for 2008, 2007 and 2006, are (amounts in thousands, except share and per share data):
2008	Net income (loss)	Weighted- average shares	Per share amount
Basic earnings per share	$13,337	34,409,754	$.39
Effect of stock options/trusts	0	428,474
Diluted earnings per share	$13,337	34,838,228	$.38

2007
Basic and diluted loss per share (a)	$(7,247)	32,081,268	$(.23)

2006
Basic earnings per share	$5,144	24,627,017	$.21
Effect of stock options	0	428,357
Diluted earnings per share (b)	$5,144	25,055,374	$.21

(a)
The effect of stock options has been excluded as they were anti-dilutive.  The weighted-average share amount excluded for stock options totaled 555,162 shares.  The effect of convertible notes has not been included as they were anti-dilutive.  The weighted-average share amount excluded for convertible notes totaled 1,627,296 shares.

(b)	The effect of convertible notes has not been included as they were anti-dilutive. The weighted-average share amount excluded for convertible notes totaled 7,518,519 shares.

30.	SUPPLEMENTARY DATA – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

All amounts in thousands, except per share data)
Quarter ended	March 31		June 30	September 30	December 31		Year ended December 31

2008
Net sales	$253,525		$269,114	$255,463	$258,598		$1,036,700
Gross profit	32,344		41,946	37,423	28,001		139,714
Net income (loss)	8,134		13,306	10,303	(18,406	) (c)	13,337
Per share amounts: (a)
Basic	.24		.39	.30	(.53	) (c)	.39
Diluted	.23		.38	.30	(.53	) (c)	.38

2007
Net sales	$226,278		$210,333	$195,472	$204,938		$837,021
Gross profit	27,191		27,311	18,294	11,335		84,131
Net (loss) income	(2,483	) (b)	4,962	(878)	(8,848)		(7,247)
Per share amounts: (a)
Basic	(.10	) (b)	.15	(.03)	(.26)		(.23)
Diluted	(.10	) (b)	.14	(.03)	(.26)		(.23)

(a)	As a result of changes in outstanding share balances, year-end per share amounts do not agree to the sum of the quarters.
Adjusted to reflect the five-for-four stock split that took place in 2008.

(b)	Noncash convertible debt conversion charge of $13.4 million was included in the quarter ended March 31, 2007.

(c)	Noncash Titan Europe Plc charge of $24.5 million, net of tax, was included in the quarter ended December 31, 2008.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31.	SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

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

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	Year Ended December 31, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$1,036,700	$0	$0	$1,036,700
Cost of sales	(922)	897,908	0	0	896,986
Gross profit	922	138,792	0	0	139,714
Selling, general and administrative expenses	20,349	36,724	78	0	57,151
Royalty expense	0	9,242	0	0	9,242
(Loss) income from operations	(19,427)	92,826	(78)	0	73,321
Interest expense	(15,122)	0	0	0	(15,122)
Noncash Titan Europe Plc charge	(37,698)	0	0	0	(37,698)
Other income (expense)	832	(33)	1,710	0	2,509
(Loss) income before income taxes	(71,415)	92,793	1,632	0	23,010
(Benefit) provision for income taxes	(30,024)	39,011	686	0	9,673
Equity in earnings of subsidiaries	54,728	0	0	(54,728)	0
Net income	$13,337	$53,782	$946	$(54,728)	$13,337

	Year Ended December 31, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$837,021	$0	$0	$837,021
Cost of sales	1,905	750,985	0	0	752,890
Gross (loss) profit	(1,905)	86,036	0	0	84,131
Selling, general and administrative expenses	19,572	33,364	202	0	53,138
Royalty expense	0	6,155	0	0	6,155
(Loss) income from operations	(21,477)	46,517	(202)	0	24,838
Interest expense	(18,707)	(3)	0	0	(18,710)
Intercompany interest income (expense)	11,472	(12,324)	852	0	0
Noncash convertible debt conversion charge	(13,376)	0	0	0	(13,376)
Other income (expense)	1,925	(333)	1,772	0	3,364
(Loss) income before income taxes	(40,163)	33,857	2,422	0	(3,884)
(Benefit) provision for income taxes	(10,423)	12,866	920	0	3,363
Equity in earnings of subsidiaries	22,493	0	0	(22,493)	0
Net (loss) income	$(7,247)	$20,991	$1,502	$(22,493)	$(7,247)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	Year Ended December 31, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$1,036,700	$0	$0	$1,036,700
Cost of sales	(922)	897,908	0	0	896,986
Gross profit	922	138,792	0	0	139,714
Selling, general and administrative expenses	20,349	36,724	78	0	57,151
Royalty expense	0	9,242	0	0	9,242
(Loss) income from operations	(19,427)	92,826	(78)	0	73,321
Interest expense	(15,122)	0	0	0	(15,122)
Noncash Titan Europe Plc charge	(37,698)	0	0	0	(37,698)
Other income (expense)	832	(33)	1,710	0	2,509
(Loss) income before income taxes	(71,415)	92,793	1,632	0	23,010
(Benefit) provision for income taxes	(30,024)	39,011	686	0	9,673
Equity in earnings of subsidiaries	54,728	0	0	(54,728)	0
Net income	$13,337	$53,782	$946	$(54,728)	$13,337

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	December 31, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$59,011	$60	$2,587	$0	$61,658
Accounts receivable	(127)	126,658	0	0	126,531
Inventories	0	147,306	0	0	147,306
Prepaid and other current assets	17,117	16,573	14	0	33,704
Total current assets	76,001	290,597	2,601	0	369,199
Property, plant and equipment, net	6,160	242,282	0	0	248,442
Investment in Titan Europe Plc	(37,698)	0	40,347	0	2,649
Investment in subsidiaries	31,474	0	0	(31,474)	0
Other assets	15,842	18,650	0	0	34,492
Total assets	$91,779	$551,529	$42,948	$(31,474)	$654,782

Liabilities and Stockholders’ Equity
Short-term debt	$25,000	$0	$0	$0	$25,000
Accounts payable	3,106	62,441	0	0	65,547
Other current liabilities	10,548	34,540	1,000	0	46,088
Total current liabilities	38,654	96,981	1,000	0	136,635
Long-term debt	200,000	0	0	0	200,000
Other long-term liabilities	3,943	35,016	0	0	38,959
Intercompany accounts	(430,006)	419,738	10,268	0	0
Stockholders’ equity	279,188	(206)	31,680	(31,474)	279,188
Total liabilities and stockholders’ equity	$91,779	$551,529	$42,948	$(31,474)	$654,782

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	December 31, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$57,285	$63	$977	$0	$58,325
Accounts receivable	(458)	98,852	0	0	98,394
Inventories	0	128,048	0	0	128,048
Prepaid and other current assets	26,898	16,100	0	0	42,998
Total current assets	83,725	243,063	977	0	327,765
Property, plant and equipment, net	2,291	193,787	0	0	196,078
Investment in Titan Europe Plc	(5,812)	0	40,347	0	34,535
Investment in subsidiaries	18,714	0	0	(18,714)	0
Other assets	12,256	19,861	0	0	32,117
Total assets	$111,174	$456,711	$41,324	$(18,714)	$590,495

Liabilities and Stockholders’ Equity
Accounts payable	$2,059	$41,933	$0	$0	$43,992
Other current liabilities	10,456	33,347	(15)	0	43,788
Total current liabilities	12,515	75,280	(15)	0	87,780
Long-term debt	200,000	0	0	0	200,000
Other long-term liabilities	22,931	7,262	0	0	30,193
Intercompany accounts	(396,794)	386,883	9,911	0	0
Stockholders’ equity	272,522	(12,714)	31,428	(18,714)	272,522
Total liabilities and stockholders’ equity	$111,174	$456,711	$41,324	$(18,714)	$590,495

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	Year Ended December 31, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(25,759)	$75,319	$1,610	$51,170

Cash flows from investing activities:
Capital expenditures	(4,534)	(75,419)	0	(79,953)
Other, net	7	97	0	104
Net cash used for investing activities	(4,527)	(75,322)	0	(79,849)

Cash flows from financing activities:
Proceeds on revolving credit facility	25,000	0	0	25,000
Proceeds from exercise of stock options	3,536	0	0	3,536
Excess tax benefit from stock options exercised	4,131	0	0	4,131
Other, net	(655)	0	0	(655)
Net cash provided by financing activities	32,012	0	0	32,012

Net increase (decrease) in cash and cash equivalents	1,726	(3)	1,610	3,333
Cash and cash equivalents, beginning of year	57,285	63	977	58,325
Cash and cash equivalents, end of year	$59,011	$60	$2,587	$61,658

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	Year Ended December 31, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$38,364	$36,775	$854	$75,993

Cash flows from investing activities:
Capital expenditures	(1,402)	(36,646)	0	(38,048)
Acquisition off-the-road (OTR) assets	(8,900)	0	0	(8,900)
Asset disposals	3	529	0	532
Net cash used for investing activities	(10,299)	(36,117)	0	(46,416)

Cash flows from financing activities:
Payment of debt	(9,500)	(664)	0	(10,164)
Proceeds from exercise of stock options	6,631	0	0	6,631
Other, net	(1,131)	0	0	(1,131)
Net cash used for financing activities	(4,000)	(664)	0	(4,664)

Net increase (decrease) in cash and cash equivalents	24,065	(6)	854	24,913
Cash and cash equivalents, beginning of year	33,220	69	123	33,412
Cash and cash equivalents, end of year	$57,285	$63	$977	$58,325

	Year Ended December 31, 2006
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(69,433)	$64,500	$(361)	$(5,294)

Cash flows from investing activities:
Acquisition off-the-road (OTR) assets	0	(44,642)	0	(44,642)
Capital expenditures	(390)	(7,892)	0	(8,282)
Other, net	149	49	0	198
Net cash used for investing activities	(241)	(52,485)	0	(52,726)

Cash flows from financing activities:
Proceeds from borrowings	200,000	0	0	200,000
Payment of debt	0	(11,995)	0	(11,995)
Payment on revolving credit facility, net	(99,100)	0	0	(99,100)
Proceeds from exercise of stock options	5,407	0	0	5,407
Excess tax benefits from stock options exercised	646	0	0	646
Payment of financing fees	(3,725)	0	0	(3,725)
Dividends paid	(393)	0	0	(393)
Net cash provided by (used for) financing activities	102,835	(11,995)	0	90,840

Net increase (decrease) in cash and cash equivalents	33,161	20	(361)	32,820
Cash and cash equivalents, beginning of year	59	49	484	592
Cash and cash equivalents, end of year	$33,220	$69	$123	$33,412

TITAN INTERNATIONAL, INC.

SCHEDULE II – VALUATION RESERVES

Description	Balance at beginning of year	Additions to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2008
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$5,258,000	$1,489,000	$(108,000)	$6,639,000

Year ended December 31, 2007
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$4,818,000	$461,000	$(21,000)	$5,258,000

Year ended December 31, 2006
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$5,654,000	$1,596,000	$(2,432,000)	$4,818,000

S-1