Form 10-Q
period 2009-03-31
TITAN INTERNATIONAL INC
filed 2009-04-29
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). * Yes ☐  No ☐
  (* The registrant has not yet been phased into the interactive data file requirements at this time.)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	April 24, 2009

Common stock, no par value per share	35,195,950

TITAN INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations for the Three Months Ended March 31, 2009 and 2008	1

	Consolidated Condensed Balance Sheets as of March 31, 2009, and December 31, 2008	2

	Consolidated Condensed Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2009	3

	Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008	4

	Notes to Consolidated Condensed Financial Statements	5-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II.	Other Information

Item 1.	Legal Proceedings	29

Item 6.	Exhibits	29

	Signatures	29

PART I.  FINANCIAL INFORMATION

Item 1.                      Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended
	March 31,
	2009	2008
Net sales	$232,604	$253,525
Cost of sales	202,541	221,181
Gross profit	30,063	32,344
Selling, general & administrative expenses	13,527	14,077
Royalty expense	2,459	2,147
Income from operations	14,077	16,120
Interest expense	(3,944)	(3,984)
Other income	1,409	1,420
Income before income taxes	11,542	13,556
Provision for income taxes	4,501	5,422
Net income	$7,041	$8,134
Earnings per common share:
Basic	$.20	$.24
Diluted	.20	.23
Average common shares outstanding:
Basic	34,624	34,264
Diluted	35,177	34,738

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	March 31,	December 31,
Assets	2009	2008
Current assets
Cash and cash equivalents	$20,230	$61,658
Accounts receivable	125,802	126,531
Inventories	167,631	147,306
Deferred income taxes	12,042	12,042
Prepaid and other current assets	19,860	21,662
Total current assets	345,565	369,199

Property, plant and equipment, net	261,077	248,442
Goodwill	11,702	11,702
Deferred income taxes	7,744	7,256
Other assets	18,285	18,183

Total assets	$644,373	$654,782

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt	$0	$25,000
Accounts payable	53,961	65,547
Other current liabilities	45,779	46,088
Total current liabilities	99,740	136,635

Long-term debt	218,800	200,000
Other long-term liabilities	39,779	38,959
Total liabilities	358,319	375,594

Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized, 37,475,288 issued)	30	30
Additional paid-in capital	299,772	300,024
Retained earnings	48,591	41,726
Treasury stock (at cost, 2,303,764 and 2,443,604 shares, respectively)	(21,077)	(22,332)
Treasury stock reserved for contractual obligations	(5,501)	(5,501)
Accumulated other comprehensive loss	(35,761)	(34,759)
Total stockholders’ equity	286,054	279,188

Total liabilities and stockholders’ equity	$644,373	$654,782

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for contractual obligations	Accumulated other comprehensive income (loss)	Total

Balance January 1, 2009	#35,031,684	$30	$300,024	$41,726	$(22,332)	$(5,501)	$(34,759)	$279,188

Comprehensive income:
Net income				7,041				7,041
Pension liability adjustments, net of tax							679	679
Unrealized loss on investment, net of tax							(1,681)	(1,681)
Comprehensive income								6,039
Dividends on common stock				(176)				(176)
Exercise of stock options	125,000		(255)		1,122			867
Issuance of treasury stock under 401(k) plan	14,840		3		133			136

Balance March 31, 2009	#35,171,524	$30	$299,772	$48,591	$(21,077)	$(5,501)	$(35,761)	$286,054

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$7,041	$8,134
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,966	7,153
Deferred income tax provision	0	5,386
Gain on senior note repurchase	(1,398)	0
Excess tax benefit from stock options exercised	(67)	0
Issuance of treasury stock under 401(k) plan	136	127
(Increase) decrease in assets:
Accounts receivable	729	(35,426)
Inventories	(20,325)	3,852
Prepaid and other current assets	1,802	1,266
Other assets	25	423
Increase (decrease) in liabilities:
Accounts payable	(11,586)	18,664
Other current liabilities	(243)	(2,179)
Other liabilities	1,916	1,423
Net cash (used for) provided by operating activities	(14,004)	8,823

Cash flows from investing activities:
Capital expenditures	(19,933)	(20,873)
Acquisition of shares of Titan Europe Plc	(2,399)	0
Other	12	9
Net cash used for investing activities	(22,320)	(20,864)

Cash flows from financing activities:
Repurchase of senior notes	(4,726)	0
Proceeds from exercise of stock options	800	1,448
Excess tax benefit from stock options exercised	67	0
Payment of financing fees	(1,070)	0
Dividends paid	(175)	(137)
Net cash (used for) provided by financing activities	(5,104)	1,311

Net decrease in cash and cash equivalents	(41,428)	(10,730)

Cash and cash equivalents at beginning of period	61,658	58,325

Cash and cash equivalents at end of period	$20,230	$47,595

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary to present fairly the Company’s financial position as of March 31, 2009, and the results of operations and cash flows for the three months ended March 31, 2009 and 2008.

Accounting policies have continued without significant change and are described in the Description of Business and Significant Accounting Policies contained in the Company’s 2008 Annual Report on Form 10-K.  These interim financial statements have been prepared pursuant to the Securities and Exchange Commission’s rules for Form 10-Q’s and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.  Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

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

Cash dividends
The Company declared cash dividends of $.005 and $.004 per share of common stock for the three months ended March 31, 2009 and 2008, respectively.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):
	March 31,	December 31,
	2009	2008
Accounts receivable	$132,647	$133,170
Allowance for doubtful accounts	(6,845)	(6,639)
Accounts receivable, net	$125,802	$126,531

The Company had net accounts receivable balance of $125.8 million at March 31, 2009, and $126.5 million at December 31, 2008.  These amounts are net of allowance for doubtful accounts of $6.8 million at March 31, 2009, and $6.6 million at December 31, 2008.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

3.  INVENTORIES

Inventories consisted of the following (in thousands):
	March 31,	December 31,
	2009	2008
Raw materials	$69,814	$73,927
Work-in-process	22,245	26,820
Finished goods	80,211	56,488
	172,270	157,235
Adjustment to LIFO basis	(4,639)	(9,929)
	$167,631	$147,306

Inventories were $167.6 million at March 31, 2009, and $147.3 million at December 31, 2008.  At March 31, 2009, cost is determined using the first-in, first-out (FIFO) method for approximately 72% of inventories and the last-in, first-out (LIFO) method for approximately 28% of the inventories.  At December 31, 2008, the FIFO method was used for approximately 78% of inventories and LIFO was used for approximately 22% of the inventories.  Included in the inventory balances were reserves for slow-moving and obsolete inventory of $3.8 million at both March 31, 2009 and December 31, 2008.

4.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (in thousands):
	March 31,	December 31,
	2009	2008
Land and improvements	$3,343	$3,343
Buildings and improvements	99,852	99,650
Machinery and equipment	328,490	318,327
Tools, dies and molds	63,854	62,856
Construction-in-process	45,920	37,536
	541,459	521,712
Less accumulated depreciation	(280,382)	(273,270)
	$261,077	$248,442

At March 31, 2009, there was $35.2 million in construction-in-process related to the giant OTR mining tire project, including $0.7 million of capitalized interest.  Depreciation on fixed assets for the three months ended March 31, 2009 and 2008, totaled $7.3 million and $6.4 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5.  INVESTMENT IN TITAN EUROPE PLC

Investment in Titan Europe Plc consisted of the following (in thousands):
	March 31,	December 31,
	2009	2008
Investment in Titan Europe Plc	$2,462	$2,649

Titan Europe Plc is publicly traded on the AIM market in London, England.  During the first quarter of 2009, the Company purchased $2.4 million of additional shares in Titan Europe Plc, thereby increasing its investment from 17.2% to a 22.9% ownership percentage.  The Company has considered the applicable guidance in APB 18, “The Equity Method of Accounting for Investments in Common Stock,” and FIN 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock,” and has concluded that the Company’s investment in Titan Europe Plc should continue to be accounted for as an available-for-sale security and recorded at fair value in accordance with FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The Company has determined that the equity method of accounting for this investment is not appropriate after considering all of the facts and circumstances relating to the investment.  In particular, the Company has concluded that its inability to obtain the needed quarterly financial information from Titan Europe Plc is an indication that the Company does not have the ability to exercise significant influence over the financial and operating policies of this investee.  The investment in Titan Europe Plc is included as a component of other assets on the Consolidated Condensed Balance Sheets.  The reduced value in the Titan Europe Plc investment at March 31, 2009, was due to a decrease in the publicly quoted Titan Europe Plc market price.

6.  GOODWILL

The carrying amount of goodwill by segment consisted of the following (in thousands):
	March 31,	December 31,
	2009	2008
Agricultural	$6,912	$6,912
Earthmoving/construction	3,552	3,552
Consumer	1,238	1,238
	$11,702	$11,702

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  No goodwill charges were recorded in the first three months of 2009 or 2008.  There can be no assurance that future goodwill tests will not result in a charge to earnings.

7.  WARRANTY

Changes in the warranty liability consisted of the following (in thousands):
	2009	2008
Warranty liability, January 1	$7,488	$5,854
Provision for warranty liabilities	3,025	1,609
Warranty payments made	(2,971)	(1,602)
Warranty liability, March 31	$7,542	$5,861

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

8.  REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):
	March 31,	December 31,
	2009	2008
Senior unsecured notes	$193,800	$200,000
Revolving credit facility	25,000	25,000
	218,800	225,000
Less: Amounts due within one year	0	25,000
	$218,800	$200,000

Aggregate maturities of long-term debt at March 31, 2009, were as follows (in thousands):
April 1 – December 31, 2009	$0
2010	0
2011	0
2012	218,800
Thereafter	0
$218,800

Senior unsecured notes
The Company’s 8% senior unsecured notes are due January 2012.  In the first quarter of 2009, the Company repurchased $6.2 million of principal value of senior notes for approximately $4.8 million resulting in a $1.4 million gain on the senior note repurchases.  The senior notes outstanding balance was $193.8 million at March 31, 2009.

Revolving credit facility
The Company’s $150 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a January 2012 termination date and is collateralized by a first priority security interest in certain assets of Titan and its domestic subsidiaries.  At March 31, 2009, the borrowings under the credit facility bore an approximate 3¼% interest rate.

Cash borrowings under this credit facility were $25.0 million and outstanding letters of credit were $5.0 million at March 31, 2009, leaving $120.0 million of unused availability on the credit facility.

The credit facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants.  The Company is in compliance with these covenants and restrictions as of March 31, 2009.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

9.  LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At March 31, 2009, future minimum commitments under noncancellable operating leases with initial or remaining terms of at least one year were as follows (in thousands):
April 1 – December 31, 2009	$1,334
2010	1,430
2011	691
2012	40
Thereafter	1
Total future minimum lease payments	$3,496

10.  EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002.  The Company also sponsors four 401(k) retirement savings plans.

The components of net periodic pension cost (income) consisted of the following (in thousands):
	Three months ended March 31,
	2009	2008
Interest cost	$1,364	$1,324
Expected return on assets	(1,234)	(1,954)
Amortization of unrecognized prior service cost	34	34
Amortization of unrecognized deferred taxes	(14)	(14)
Amortization of net unrecognized loss	1,076	397
Net periodic pension cost (income)	$1,226	$(213)

The Company expects to contribute approximately $1 million to the pension plans during the remainder of 2009.

11.  ROYALTY EXPENSE

Royalty expense consisted of the following (in thousands):
	Three months ended March 31,
	2009	2008
Royalty expense	$2,459	$2,147

The Goodyear North American farm tire asset acquisition included a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses recorded were $2.5 million and $2.1 million for the first quarter of 2009 and 2008, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

12.  OTHER INCOME

Other income consisted of the following (in thousands):
	Three months ended March 31,
	2009	2008
Gain on senior note repurchases	$1,398	$0
Interest income	64	515
Other (expense) income	(53)	905
	$1,409	$1,420

The gain on senior note repurchases of $1.4 million resulted from the Company’s repurchase of $6.2 million of principal value of senior notes for approximately $4.8 million in the first quarter of 2009.

13.  INCOME TAXES

Income tax expense consisted of the following (in thousands):
	Three months ended March 31,
	2009	2008
Income tax expense	$4,501	$5,422

The Company recorded income tax expense of $4.5 million and $5.4 million for the quarters ended March 31, 2009 and 2008, respectively.  The Company’s effective income tax rate was 39% and 40% for the three months ended March 31, 2009 and 2008, respectively.

14.  COMPREHENSIVE INCOME

The Company’s comprehensive income consisted of the following:  (i) for the quarter ended March 31, 2009, net income of $7.0 million, amortization of pension adjustments of $0.7 million and unrealized loss on the Titan Europe Plc investment of $(1.7) million for a total comprehensive income of $6.0 million; (ii) for the quarter ended March 31, 2008, net income of $8.1 million, amortization of pension adjustments of $0.3 million and unrealized loss on the Titan Europe Plc investment of $(1.1) million for a total comprehensive income of $7.3 million.

15.  EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):
	Three months ended
	March 31, 2009			March 31, 2008
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$7,041	34,624	$.20	$8,134	34,264	$.24
Effect of stock options/trusts	0	553		0	474
Diluted EPS	$7,041	35,177	$.20	$8,134	34,738	$.23

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

16.  SEGMENT INFORMATION

The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three months ended March 31, 2009 and 2008 (in thousands):
	Three months ended March 31,
	2009	2008
Revenues from external customers
Agricultural	$187,328	$173,486
Earthmoving/construction	39,927	73,833
Consumer	5,349	6,206
	$232,604	$253,525

Gross profit
Agricultural	$24,920	$19,693
Earthmoving/construction	4,884	11,911
Consumer	788	1,049
Unallocated corporate	(529)	(309)
	$30,063	$32,344

Income from operations
Agricultural	$20,085	$16,443
Earthmoving/construction	3,840	9,802
Consumer	637	869
Unallocated corporate	(10,485)	(10,994)
Consolidated income from operations	14,077	16,120
Interest expense	(3,944)	(3,984)
Other income, net	1,409	1,420
Income before income taxes	$11,542	$13,556

Assets by segment were as follows (in thousands):
	March 31,	December 31,
Total Assets	2009	2008
Agricultural	$399,652	$360,030
Earthmoving/construction	182,559	188,486
Consumer	12,276	9,401
Unallocated corporate	49,886	96,865
Consolidated totals	$644,373	$654,782

17.  LITIGATION

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

18.  FAIR VALUE MEASUREMENTS

The adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on Titan’s consolidated financial position, results of operations or cash flows.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):
	Fair Value Measurements as of March 31, 2009
	Total	Level 1	Level 2	Level 3
Investment in Titan Europe Plc	$2,462	$2,462	$0	$0
Investments for contractual obligations	4,322	4,322	0	0
Total	$6,784	$6,784	$0	$0

19.  RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards Number 141 (revised 2007)
In January 2009, the Company adopted, SFAS No. 141 (revised 2007), “Business Combinations.”  This statement requires an acquirer to recognize assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  The adoption of SFAS No. 141 (revised 2007) had no material effect on the Company’s financial position, results of operations or cash flows.

FASB Staff Position No. FAS 107-1 and APB 28-1
In April 2009, FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” was issued.  This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,’ to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009.

FASB Staff Position No. FAS 115-2 and FAS 124-2
In April 2009, FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” was issued.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FSP is effective for interim reporting periods ending after June 15, 2009.  The Company is evaluating the effect the adoption of this standard will have on its consolidated financial position, results of operations and cash flows.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

20.  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The Company’s 8% senior unsecured notes are guaranteed by each of Titan’s current and future wholly owned domestic subsidiaries other than its immaterial subsidiaries (subsidiaries with total assets less than $250,000 and total revenues less than $250,000.) The note guarantees are full and unconditional, joint and several obligations of the guarantors. Non-guarantors consist primarily of foreign subsidiaries of the Company, which are organized outside the United States of America. The following condensed consolidating financial statements are presented using the equity method of accounting.

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended March 31, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$232,604	$0	$0	$232,604
Cost of sales	221	202,320	0	0	202,541
Gross (loss) profit	(221)	30,284	0	0	30,063
Selling, general and administrative expenses	4,691	8,834	2	0	13,527
Royalty expense	0	2,459	0	0	2,459
(Loss) income from operations	(4,912)	18,991	(2)	0	14,077
Interest expense	(3,944)	0	0	0	(3,944)
Other income	1,296	113	0	0	1,409
(Loss) income before income taxes	(7,560)	19,104	(2)	0	11,542
(Benefit) provision for income taxes	(2,948)	7,450	(1)	0	4,501
Equity in earnings of subsidiaries	11,653	0	0	(11,653)	0
Net income (loss)	$7,041	$11,654	$(1)	$(11,653)	$7,041

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended March 31, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$253,525	$0	$0	$253,525
Cost of sales	59	221,122	0	0	221,181
Gross (loss) profit	(59)	32,403	0	0	32,344
Selling, general and administrative expenses	5,396	8,668	13	0	14,077
Royalty expense	0	2,147	0	0	2,147
(Loss) income from operations	(5,455)	21,588	(13)	0	16,120
Interest expense	(3,984)	0	0	0	(3,984)
Other income (expense)	1,500	(81)	1	0	1,420
(Loss) income before income taxes	(7,939)	21,507	(12)	0	13,556
(Benefit) provision for income taxes	(3,176)	8,603	(5)	0	5,422
Equity in earnings of subsidiaries	12,897	0	0	(12,897)	0
Net income (loss)	$8,134	$12,904	$(7)	$(12,897)	$8,134

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	March 31, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$20,011	$18	$201	$0	$20,230
Accounts receivable	(296)	126,098	0	0	125,802
Inventories	0	167,631	0	0	167,631
Prepaid and other current assets	13,932	17,970	0	0	31,902
Total current assets	33,647	311,717	201	0	345,565
Property, plant and equipment, net	7,171	253,906	0	0	261,077
Investment in subsidiaries	37,959	0	0	(37,959)	0
Other assets	16,807	18,461	2,463	0	37,731
Total assets	$95,584	$584,084	$2,664	$(37,959)	$644,373

Liabilities and Stockholders’ Equity
Accounts payable	$4,343	$49,618	$0	$0	$53,961
Other current liabilities	2,443	42,336	1,000	0	45,779
Total current liabilities	6,786	91,954	1,000	0	99,740
Long-term debt	218,800	0	0	0	218,800
Other long-term liabilities	4,331	35,448	0	0	39,779
Intercompany accounts	(420,387)	450,379	(29,992)	0	0
Stockholders’ equity	286,054	6,303	31,656	(37,959)	286,054
Total liabilities and stockholders’ equity	$95,584	$584,084	$2,664	$(37,959)	$644,373

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	December 31, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$59,011	$60	$2,587	$0	$61,658
Accounts receivable	(127)	126,658	0	0	126,531
Inventories	0	147,306	0	0	147,306
Prepaid and other current assets	17,117	16,573	14	0	33,704
Total current assets	76,001	290,597	2,601	0	369,199
Property, plant and equipment, net	6,160	242,282	0	0	248,442
Investment in subsidiaries	31,474	0	0	(31,474)	0
Other assets	15,842	18,650	2,649	0	37,141
Total assets	$129,477	$551,529	$5,250	$(31,474)	$654,782

Liabilities and Stockholders’ Equity
Short-term debt	$25,000	$0	$0	$0	$25,000
Accounts payable	3,106	62,441	0	0	65,547
Other current liabilities	10,548	34,540	1,000	0	46,088
Total current liabilities	38,654	96,981	1,000	0	136,635
Long-term debt	200,000	0	0	0	200,000
Other long-term liabilities	3,943	35,016	0	0	38,959
Intercompany accounts	(392,308)	419,738	(27,430)	0	0
Stockholders’ equity	279,188	(206)	31,680	(31,474)	279,188
Total liabilities and stockholders’ equity	$129,477	$551,529	$5,250	$(31,474)	$654,782

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Three Months Ended March 31, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(32,630)	$18,613	$13	$(14,004)

Cash flows from investing activities:
Capital expenditures	(1,266)	(18,667)	0	(19,933)
Acquisition of shares of Titan Europe Plc	0	0	(2,399)	(2,399)
Other, net	0	12	0	12
Net cash used for investing activities	(1,266)	(18,655)	(2,399)	(22,320)

Cash flows from financing activities:
Payment on senior note	(4,726)	0	0	(4,726)
Proceeds from exercise of stock options	800	0	0	800
Payment of financing fees	(1,070)	0	0	(1,070)
Other, net	(108)	0	0	(108)
Net cash used for financing activities	(5,104)	0	0	(5,104)

Net decrease in cash and cash equivalents	(39,000)	(42)	(2,386)	(41,428)
Cash and cash equivalents, beginning of period	59,011	60	2,587	61,658
Cash and cash equivalents, end of period	$20,011	$18	$201	$20,230

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Three Months Ended March 31, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(10,082)	$18,947	$(42)	$8,823

Cash flows from investing activities:
Capital expenditures	(1,873)	(19,000)	0	(20,873)
Other, net	0	9	0	9
Net cash used for investing activities	(1,873)	(18,991)	0	(20,864)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,448	0	0	1,448
Other, net	(137)	0	0	(137)
Net cash provided by financing activities	1,311	0	0	1,311

Net decrease in cash and cash equivalents	(10,644)	(44)	(42)	(10,730)
Cash and cash equivalents, beginning of period	57,285	63	977	58,325
Cash and cash equivalents, end of period	$46,641	$19	$935	$47,595

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of these financial statements with a narrative from the perspective of the management of Titan International, Inc. (Titan or the Company) on Titan’s financial condition, results of operations, liquidity and other factors which may affect the Company’s future results.  The MD&A in this quarterly report should be read in conjunction with the MD&A in Titan’s 2008 annual report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009.

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

The following table provides highlights for the quarter ended March, 2009, compared to 2008 (amounts in thousands):
	Three months ended March 31,
	2009	2008	% Decrease
Net sales	$232,604	$253,525	(8)%
Gross profit	30,063	32,344	(7)%
Income from operations	14,077	16,120	(13)%
Net income	7,041	8,134	(13)%

The Company recorded sales of $232.6 million for the first quarter of 2009, which were 8% lower than the first quarter 2008 sales of $253.5 million.  The lower sales were the result of reduced demand in the Company’s earthmoving/construction market, a consequence of the worldwide recession.

The following operating results were primarily related to the lower sales levels.  The Company’s income from operations was $14.1 million for the first quarter of 2009, compared to $16.1 million in 2008.  Net income was   $7.0 million for the quarter, compared to $8.1 million in 2008.  Basic earnings per share were $.20 in the first quarter of 2009, compared to $.24 in 2008.

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

Inventories
Inventories are valued at lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method for approximately 72% of inventories and the last-in, first-out (LIFO) method for approximately 28% of inventories.  The major rubber material inventory and related work-in-process and their finished goods are accounted for under the FIFO method.  The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method.  Market value is estimated based on current selling prices.  Estimated provisions are established for slow-moving and obsolete inventory, as well as inventory carried above market price based on historical experience.  Should experience change, adjustments to estimated provisions would be necessary.

Impairment of Goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  The Company had goodwill of $11.7 million at March 31, 2009.  Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment.  Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

Income taxes
Deferred income tax provisions are determined using the liability method whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax basis of assets and liabilities.  The Company assesses the realizability of its deferred tax asset positions in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The Company recognizes and measures uncertain tax positions in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes.”

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  The Company has three frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002.  Titan expects to contribute approximately $1 million to these frozen defined pension plans during the remainder of 2009.  For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 21 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2008.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Highlights for the three months ended March 31, 2009, compared to 2008 (amounts in thousands):
	Three months ended March 31,
	2009	2008
Net sales	$232,604	$253,525
Cost of sales	202,541	221,181
Gross profit	$30,063	$32,344
Gross profit margin	12.9%	12.8%

Net Sales
Net sales for the quarter ended March 31, 2009, were $232.6 million, compared to $253.5 million in 2008.  The lower sales levels were primarily the result of reduced demand in the Company’s earthmoving/construction market, a major consequence of the worldwide recession.

Cost of Sales and Gross Profit
Cost of sales was $202.5 million for the first quarter of 2009, compared to $221.2 million in 2008.  The cost of sales decreased by approximately the same percentage as the net sales.

Gross profit for the first quarter of 2009 was $30.1 million or 12.9% of net sales, compared to $32.3 million or 12.8% of net sales for the first quarter of 2008.  The gross profit margin showed a slight improvement despite the reduction in sales.

Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):
	Three months ended March 31,
	2009	2008
Selling, general and administrative	$13,527	$14,077
Percentage of net sales	5.8%	5.6%

Selling, general and administrative (SG&A) expenses for the first quarter of 2009 were $13.5 million or 5.8% of net sales, compared to $14.1 million or 5.6% of net sales for 2008.  The Company continues to strive to achieve low administrative expenses.

Royalty Expense
Royalty expense was as follows (amounts in thousands):
	Three months ended March 31,
	2009	2008
Royalty expense	$2,459	$2,147

The Goodyear North American farm tire asset acquisition included a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses were $2.5 million and $2.1 million for the first quarter of 2009 and 2008, respectively.  The higher royalty expense was the result of strong sales in the agricultural segment.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income from Operations
Income from operations was as follows (amounts in thousands):
	Three months ended March 31,
	2009	2008
Income from operations	$14,077	$16,120
Percentage of net sales	6.1%	6.4%

Income from operations for the first quarter of 2009 was $14.1 million or 6.1% of net sales, compared to $16.1 million or 6.4% in 2008.  The slight reduction in income from operations was the net result of the items previously discussed in the sales, cost of sales, administrative and royalty line items.

Interest Expense
Interest expense was as follows (amounts in thousands):
	Three months ended March 31,
	2009	2008
Interest expense	$3,944	$3,984

Interest expense was $3.9 million for the first quarter of 2009, compared to $4.0 million in 2008.  The Company’s first quarter 2009 interest expense has remained relatively consistent with that of the previous year’s quarter.

Other Income
Other income was as follows (amounts in thousands):
	Three months ended March 31,
	2009	2008
Other income	$1,409	$1,420

Other income for the first quarter of 2009 was $1.4 million, compared to $1.4 million in 2008.  A gain on senior note repurchases of $1.4 million was included in other income for the first quarter of 2009.  Interest income included in other income was $0.1 million and $0.5 million for three months ended March 31, 2009 and 2008, respectively.

Income Taxes
Income taxes were as follows (amounts in thousands):
	Three months ended March 31,
	2009	2008
Income tax expense	$4,501	$5,422

The Company recorded income tax expense of $4.5 million and $5.4 million for the quarters ended March 31, 2009 and 2008, respectively.  The Company’s effective income tax rate was 39% and 40% for the three months ended March 31, 2009 and 2008, respectively.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net Income
Net income was as follows (amounts in thousands):
	Three months ended March 31,
	2009	2008
Net income	$7,041	$8,134

Net income for the first quarter of 2009 was $7.0 million, compared to $8.1 million in 2008.  Basic earnings per share were $.20 for the first quarter of 2009, compared to $.24 in the first quarter of 2008.  Diluted earnings per share were $.20 for the first quarter of 2009, compared to $.23 in 2008.  The Company’s net income and earnings per share decreased due to the items detailed above.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):
	Three months ended March 31,
	2009	2008
Net sales	$187,328	$173,486
Gross profit	24,920	19,693
Income from operations	20,085	16,443

Net sales in the agricultural market were $187.3 million for the first quarter of 2009, as compared to $173.5 million in 2008.  The strong agricultural segment sales were the result of continued high demand from the Company’s customers, an effect of record farm income.  A primary driver for the higher sales in the agricultural segment was the high demand for large agricultural equipment.

Gross profit in the agricultural market was $24.9 million for the first quarter of 2009, compared to the $19.7 million in 2008.  Income from operations in the agricultural market was $20.1 million for the first quarter of 2009, compared to $16.4 million for the first quarter of 2008.  The increase in gross profit and income from operations in the agricultural market was primarily attributed to the continued strong farm equipment sales.

Earthmoving/Construction Segment Results
Earthmoving/Construction segment results were as follows (amounts in thousands):
	Three months ended March 31,
	2009	2008
Net sales	$39,927	$73,833
Gross profit	4,884	11,911
Income from operations	3,840	9,802

The Company’s earthmoving/construction market net sales were $39.9 million for the first quarter of 2009, as compared to $73.8 million in 2008.  The major sales contraction in earthmoving/construction resulted from significantly reduced demand for earthmoving/construction machinery, a consequence of the worldwide recession and global economic crisis.  A primary reason for the decline in this segment was the monumental reduction in the construction areas related to commercial, residential and infrastructure.

Gross profit in the earthmoving/construction market was $4.9 million for the first quarter of 2009, as compared to $11.9 million in 2008.  Income from operations in the earthmoving/construction market was $3.8 million for the first quarter of 2009 versus $9.8 million in 2008.  Gross profit and income from operations declined as a result of the major sales reduction.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):
	Three months ended March 31,
	2009	2008
Net sales	$5,349	$6,206
Gross profit	788	1,049
Income from operations	637	869

Consumer market net sales were $5.3 million for the first quarter of 2009, as compared to $6.2 million in 2008.  The Goodyear farm tire acquisition agreement included an off-take/mixing agreement for certain product sales to Goodyear.  The reduction in consumer market sales is related to lower sales to The Goodyear Tire & Rubber Company of approximately $0.7 million quarter over quarter.

Gross profit from the consumer market was $0.8 million for the first quarter of 2009, as compared to $1.0 million in 2008.  Consumer market income from operations was $0.6 million for the first quarter of 2009, as compared to $0.9 million for 2008.  Gross profit and income from operations declined proportionately with sales in the consumer market.

Segment Summary (amounts in thousands)
Three months ended March 31, 2009	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$187,328	$39,927	$5,349	$0	$232,604
Gross profit (loss)	24,920	4,884	788	(529)	30,063
Income (loss) from operations	20,085	3,840	637	(10,485)	14,077

Three months ended March 31, 2008
Net sales	$173,486	$73,833	$6,206	$0	$253,525
Gross profit (loss)	19,693	11,911	1,049	(309)	32,344
Income (loss) from operations	16,443	9,802	869	(10,994)	16,120

Corporate Expenses
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $10.5 million for the first quarter of 2009, as compared to $11.0 million for the first quarter of 2008.

Corporate expenses for the first quarter of 2009 were composed of selling and marketing expenses of approximately $5 million and administrative expenses of approximately $5.5 million.

Corporate expenses for the first quarter of 2008 were composed of selling and marketing expenses of approximately $5 million and administrative expenses of approximately $6 million.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

MARKET RISK SENSITIVE INSTRUMENTS
The Company’s risks related to foreign currencies, commodity prices and interest rates are consistent with those for 2008.  For more information, see the “Market Risk Sensitive Instruments” discussion in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
As of March 31, 2009, the Company had $20.2 million of cash balances within various bank accounts.  This cash balance decreased by $41.4 million from December 31, 2008, due to the following cash flow items.
(amounts in thousands)
	March 31,	December 31,
	2009	2008
Cash	$20,230	$61,658

Operating cash flows
Summary of cash flows from operating activities (amounts in thousands):
	Three months ended March 31,
	2009	2008	Change
Net income	$7,041	$8,134	$(1,093)
Depreciation and amortization	7,966	7,153	813
Deferred income tax provision	0	5,386	(5,386)
Accounts receivable	729	(35,426)	36,155
Inventories	(20,325)	3,852	(24,177)
Accounts payable	(11,586)	18,664	(30,250)
Other operating activities	2,171	1,060	1,111
Cash (used for) provided by operating activities	$(14,004)	$8,823	$(22,827)

For the first quarter of 2009, operating activities used cash of $14.0 million.  This cash was primarily used by increases in inventory of $20.3 million and decreases in accounts payable of $11.6 million offset by net income of $7.0 million.  Included in net income were $8.0 million of noncash charges for depreciation and amortization.

In the first quarter of 2008, operating activities provided cash of $8.8 million.  This cash was primarily provided by net income of $8.1 million and increases of $18.7 million in accounts payable.  Included in net income were noncash charges of $7.2 million for depreciation and amortization and a $5.4 million deferred income tax provision.  Positive cash flows were offset by an increase in accounts receivable balance of $35.4 million.

Operating cash flows decreased $22.8 million when comparing the first quarter of 2009 to the first quarter of 2008.  When comparing the first quarter of 2009 to the first quarter of 2008, cash flows from inventory changes decreased $24.2 million and cash flows from accounts payable decreased $30.3 million.  Also, when comparing the first quarter of 2009 to the first quarter of 2008, cash flows from accounts receivable increased $36.2 million.  This is the result of a large accounts receivable increase in the first quarter of 2008, as sales increased approximately 24% when comparing the first quarter of 2008 to the previous quarter (fourth quarter of 2007).  In the first quarter of 2009, sales were more in line with the previous quarter.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Investing cash flows
Summary of cash flows from investing activities:
(amounts in thousands)	Three months ended March 31,
	2009	2008	Change
Capital expenditures	$(19,933)	$(20,873)	$940
Other investing activities	(2,387)	9	(2,396)
Cash used for investing activities	$(22,320)	$(20,864)	$(1,456)

Net cash used for investing activities was $22.3 million in the first quarter of 2009, as compared to $20.9 million in the first quarter of 2008.  The Company invested a total of $19.9 million in capital expenditures in the first quarter of 2009, compared to $20.9 million in 2008.  Of the $19.9 million of capital expenditures in the first quarter of 2009, approximately $12 million relates to the Company’s giant OTR mining tire project.  The remaining expenditures represent various equipment purchases and improvements to enhance production capabilities.  Other investing activities in the first quarter of 2009 relate primarily to the Company’s $2.4 million purchase of additional shares in Titan Europe Plc.

The Company estimates that costs related to the Giant OTR Project at this time are approximately $104 million, of which approximately $95 million was disbursed from inception of the Giant OTR Project through March 31, 2009.  In addition to the OTR Project, the Company estimates that its capital expenditures for other projects for the remainder of 2009 could range from $6 million to $8 million.

Financing cash flows
Summary of cash flows from financing activities:
(amounts in thousands)	Three months ended March 31,
	2009	2008	Change
Repurchase of senior notes	$(4,726)	$0	$(4,726)
Proceeds from exercise of stock options	800	1,448	(648)
Payment of financing fees	(1,070)	0	(1,070)
Other financing activities	(108)	(137)	29
Cash (used for) provided by financing activities	$(5,104)	$1,311	$(6,415)

For the first quarter of 2009, $5.1 million of cash was used for financing activities.  This cash was primarily used for repurchase of senior notes of $4.7 million.

In the first quarter of 2008, $1.3 million of cash was provided by financing activities.  This cash was primarily provided by $1.4 million in proceeds from the exercise of stock options.

Financing cash flows decreased $6.4 million when comparing the first quarter of 2009 to the first quarter of 2008.  This decrease resulted primarily from the payment on senior notes in the first quarter of 2009.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Debt Covenants
The Company’s revolving credit facility (credit facility) contains various covenants and restrictions.  The financial covenants in this agreement require that:

•	Collateral coverage be equal to or greater than 1.2 times the outstanding revolver balance.

•	If the 30-day average of the outstanding revolver balance exceeds $125 million, the fixed charge coverage ratio be equal to or greater than a 1.0 to 1.0 ratio.

Restrictions include:

•	Limits on payments of dividends and repurchases of the Company’s stock.

•	Restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company.

•	Limitations on investments, dispositions of assets and guarantees of indebtedness.

•	Other customary affirmative and negative covenants.

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

The Company is in compliance with these covenants and restrictions as of March 31, 2009.  The collateral coverage was calculated to be approximately 14.5 times the outstanding revolver balance at March 31, 2009.

The fixed charge coverage ratio did not apply for the quarter ended March 31, 2009.  The credit facility usage was $30.0 million at March 31, 2009, consisting of $25.0 million of cash borrowings and $5.0 million of outstanding letters of credit.

Other Issues
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.  Historically, Titan tends to experience higher sales demand in the first and second quarters.

Liquidity Outlook
At March 31, 2009, the Company had $20.2 million of cash and cash equivalents and $120.0 million of unused availability under the terms of its credit facility.  The availability under the Company’s $150 million credit facility was reduced by $25.0 million for cash borrowings and $5.0 million for outstanding letters of credit.  The Company expects to contribute approximately $1 million to its frozen defined benefit pension plans during the remainder of 2009.

The Company estimates that current commitments related to the Giant OTR Project for 57-inch and 63-inch giant radial tires at this time are approximately $104 million, of which approximately $95 million was disbursed from inception of the Giant OTR Project through March 31, 2009.  Additional capital expenditure commitments will be incurred through 2009 as the Giant OTR Project moves to completion.  The final cost of these additional OTR capital items have not been finalized at this time.

The Company currently anticipates that cash on hand and anticipated internal cash flows from operations will allow the Company sufficient funds for completion of the Giant OTR Project.  In addition to the OTR Project, the Company estimates that its capital expenditures for other projects for remainder of 2009 could range from $6 million to $8 million.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

PENSIONS
The Company has three frozen defined benefit pension plans and one defined benefit plan that purchased a final annuity settlement in 2002.  These plans are described in Note 21 of the Company’s Notes to Consolidated Financial Statements in the 2008 Annual Report on Form 10-K.

The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors.  Certain of these assumptions are determined by the Company with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends.  These assumptions are reviewed on a regular basis and revised when appropriate.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations.  Titan expects to contribute approximately $1 million to these frozen defined pension plans during the remainder of 2009.

NEW ACCOUNTING STANDARDS
Statement of Financial Accounting Standards Number 141 (revised 2007)
In January 2009, the Company adopted, SFAS No. 141 (revised 2007), “Business Combinations.”  This statement requires an acquirer to recognize assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  The adoption of SFAS No. 141 (revised 2007) had no material effect on the Company’s financial position, results of operations or cash flows.

FASB Staff Position No. FAS 107-1 and APB 28-1
In April 2009, FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” was issued.  This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,’ to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009.

FASB Staff Position No. FAS 115-2 and FAS 124-2
In April 2009, FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” was issued.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FSP is effective for interim reporting periods ending after June 15, 2009.  The Company is evaluating the effect the adoption of this standard will have on its consolidated financial position, results of operations and cash flows.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

MARKET CONDITIONS AND OUTLOOK
Titan continued to experience strong demand for the Company’s agricultural products during the first quarter of 2009.  This strong demand is expected to continue through the first half of 2009.  However, the Company’s earthmoving/construction market has seen major declines resulting from the worldwide economic crisis.  The magnitude and duration of this crisis make it extremely difficult to forecast future sales levels.

Energy, raw material and petroleum-based product costs have been exceptionally volatile and increases in these costs may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales are forecasted to remain relatively strong through the first half of 2009.  Commodity prices have declined from last year’s highs, but remain at healthy levels.  Farmers should benefit from lower input costs for fuel and fertilizer.  The gradual increase in the use of biofuels may help sustain future production.  However, the magnitude and duration of the worldwide economic crisis make it extremely difficult to forecast future sales levels.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Sales for the earthmoving/construction market are expected to be lower in 2009 as a result of the worldwide economic crisis.  The magnitude and duration of this crisis make it extremely difficult to forecast future sales levels.  Metals, oil and gas prices have retreated from last year’s highs as a result of the economic crisis.  In the long-term, these prices are expected to return to levels that are attractive for continued investment, which should help support future earthmoving and mining sales.  However, many producers are currently delaying new investments affecting current year sales.  The large decline in the United States housing market continues to cause a decline in demand for equipment used for construction.  The earthmoving/ construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and the current banking and credit crisis.

CONSUMER MARKET OUTLOOK
The current overall uncertainty in consumer spending resulting from the current banking and credit crisis, housing market decline, and high energy and food costs has affected the Company’s consumer market sales.  Titan’s sales in the consumer market include sales to Goodyear, which includes an off-take/mixing agreement.  This agreement includes mixed stock, which is a prepared rubber compound used in tire production.  The Company’s consumer market sales may fluctuate significantly related to sales volumes under the off-take/mixing agreement with Goodyear.  The Company expects challenging conditions for the consumer market for the remainder of 2009.  Many factors affect the consumer market including weather, competitive pricing, energy prices and consumer attitude.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See the Company’s 2008 Annual Report filed on Form 10-K (Item 7A).  There has been no material change in this information.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	April 28, 2009	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KENT W. HACKAMACK
Kent W. Hackamack
Vice President of Finance and Treasurer (Principal Financial Officer)