Form 10-Q
period 2009-06-30
TITAN INTERNATIONAL INC
filed 2009-07-31
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	July 28, 2009

Common stock, no par value per share	35,258,529

TITAN INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008	1

	Consolidated Condensed Balance Sheets as of June 30, 2009, and December 31, 2008	2

	Consolidated Condensed Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2009	3

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008	4

	Notes to Consolidated Condensed Financial Statements	5-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

Part II.	Other Information

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 6.	Exhibits	34

	Signatures	34

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$206,983	$269,114	$439,587	$522,639
Cost of sales	177,237	227,168	379,778	448,349
Gross profit	29,746	41,946	59,809	74,290
Selling, general & administrative expenses	14,626	15,289	28,153	29,366
Royalty expense	2,200	2,268	4,659	4,415
Income from operations	12,920	24,389	26,997	40,509
Interest expense	(3,878)	(3,708)	(7,822)	(7,692)
Other income	647	1,497	2,056	2,917
Income before income taxes	9,689	22,178	21,231	35,734
Provision for income taxes	3,779	8,872	8,280	14,294
Net income	$5,910	$13,306	$12,951	$21,440
Earnings per common share:
Basic	$.17	$.39	$.37	$.62
Diluted	.17	.38	.37	.62
Average common shares outstanding:
Basic	34,704	34,358	34,664	34,311
Diluted	35,265	34,774	35,221	34,756

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	June 30,	December 31,
Assets	2009	2008
Current assets
Cash and cash equivalents	$20,684	$61,658
Accounts receivable	104,723	126,531
Inventories	150,023	147,306
Deferred income taxes	12,042	12,042
Prepaid and other current assets	20,388	21,662
Total current assets	307,860	369,199

Property, plant and equipment, net	263,398	248,442
Goodwill	11,702	11,702
Deferred income taxes	5,913	7,256
Other assets	23,101	18,183

Total assets	$611,974	$654,782

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt	$0	$25,000
Accounts payable	31,332	65,547
Other current liabilities	50,060	46,088
Total current liabilities	81,392	136,635

Long-term debt	193,800	200,000
Other long-term liabilities	41,193	38,959
Total liabilities	316,385	375,594

Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized, 37,475,288 issued)	30	30
Additional paid-in capital	299,641	300,024
Retained earnings	54,325	41,726
Treasury stock (at cost, 2,234,338 and 2,443,604 shares, respectively)	(20,453)	(22,332)
Treasury stock reserved for contractual obligations	(5,501)	(5,501)
Accumulated other comprehensive loss	(32,453)	(34,759)
Total stockholders’ equity	295,589	279,188

Total liabilities and stockholders’ equity	$611,974	$654,782

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for contractual obligations	Accumulated other comprehensive income (loss)	Total

Balance January 1, 2009	#35,031,684	$30	$300,024	$41,726	$(22,332)	$(5,501)	$(34,759)	$279,188

Comprehensive income:
Net income				12,951				12,951
Pension liability adjustments, net of tax							1,359	1,359
Unrealized gain on investment, net of tax							947	947
Comprehensive income								15,257
Dividends on common stock				(352)				(352)
Exercise of stock options	170,000		(298)		1,526			1,228
Issuance of treasury stock under 401(k) plan	39,266		(85)		353			268

Balance June 30, 2009	# 35,240,950	$30	$299,641	$54,325	$(20,453)	$(5,501)	$(32,453)	$295,589

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six months ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$12,951	$21,440
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	16,289	14,392
Deferred income tax provision	0	7,379
Gain on senior note repurchase	(1,398)	0
Excess tax benefit from stock options exercised	(86)	(3,913)
Issuance of treasury stock under 401(k) plan	268	266
(Increase) decrease in current assets:
Accounts receivable	21,808	(41,044)
Inventories	(2,717)	9,965
Prepaid and other current assets	1,274	(3,947)
Other assets	(637)	(567)
Increase (decrease) in current liabilities:
Accounts payable	(34,215)	26,983
Other current liabilities	4,057	10,531
Other liabilities	4,426	1,539
Net cash provided by operating activities	22,020	43,024

Cash flows from investing activities:
Capital expenditures	(31,702)	(38,912)
Acquisition of shares of Titan Europe Plc	(2,399)	0
Other	1,026	89
Net cash used for investing activities	(33,075)	(38,823)

Cash flows from financing activities:
Repurchase of senior notes	(4,726)	0
Payment on debt	(25,000)	0
Proceeds from exercise of stock options	1,142	3,220
Excess tax benefit from stock options exercised	86	3,913
Payment of financing fees	(1,070)	0
Dividends paid	(351)	(274)
Net cash (used for) provided by financing activities	(29,919)	6,859

Net (decrease) increase in cash and cash equivalents	(40,974)	11,060

Cash and cash equivalents at beginning of period	61,658	58,325

Cash and cash equivalents at end of period	$20,684	$69,385

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary to present fairly the Company’s financial position as of June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008.

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

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value.  Investments in marketable equity securities are recorded at fair value.  The senior unsecured notes are the only significant financial instrument of the Company with a fair value different from the recorded value.  At June 30, 2009, the fair value of the senior unsecured notes, based on market prices obtained through independent pricing sources, was approximately $174.7 million, compared to a carrying value of $193.8 million.

Cash dividends
The Company declared cash dividends of $.005 and $.010 per share of common stock for the three and six months ended June 30, 2009, and $.004 and $.008 per share for the three and six months ended June 30, 2008, respectively.  The second quarter 2009 cash dividend of $.005 per share of common stock was paid July15, 2009, to stockholders of record on June 30, 2009.

Subsequent events
The Company has performed an evaluation of subsequent events through July 30, 2009, which is the date the financial statements were filed with the Securities and Exchange Commission.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):
	June 30,	December 31,
	2009	2008
Accounts receivable	$112,026	$133,170
Allowance for doubtful accounts	(7,303)	(6,639)
Accounts receivable, net	$104,723	$126,531

The Company had net accounts receivable balance of $104.7 million at June 30, 2009, and $126.5 million at December 31, 2008.  These amounts are net of allowance for doubtful accounts of $7.3 million at June 30, 2009, and $6.6 million at December 31, 2008.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

3.  INVENTORIES

Inventories consisted of the following (in thousands):
	June 30,	December 31,
	2009	2008
Raw materials	$60,518	$73,927
Work-in-process	21,571	26,820
Finished goods	69,819	56,488
	151,908	157,235
Adjustment to LIFO basis	(1,885)	(9,929)
	$150,023	$147,306

Inventories were $150.0 million at June 30, 2009, and $147.3 million at December 31, 2008.  At June 30, 2009, cost is determined using the first-in, first-out (FIFO) method for approximately 75% of inventories and the last-in, first-out (LIFO) method for approximately 25% of the inventories.  At December 31, 2008, the FIFO method was used for approximately 78% of inventories and LIFO was used for approximately 22% of the inventories.  The change in the adjustment to LIFO basis was primarily the result of lower raw material costs in the current year.  Included in the inventory balances were reserves for slow-moving and obsolete inventory of $4.0 million at June 30, 2009, and $3.8 million at December 31, 2008.

4.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (in thousands):
	June 30,	December 31,
	2009	2008
Land and improvements	$2,955	$3,343
Buildings and improvements	96,831	99,650
Machinery and equipment	343,245	318,327
Tools, dies and molds	70,375	62,856
Construction-in-process	33,904	37,536
	547,310	521,712
Less accumulated depreciation	(283,912)	(273,270)
	$263,398	$248,442

At June 30, 2009, there was $24.7 million in construction-in-process related to the giant OTR mining tire project, including $1.2 million of capitalized interest.  Depreciation on fixed assets for the six months ended June 30, 2009 and 2008, totaled $15.0 million and $13.0 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5.  INVESTMENT IN TITAN EUROPE PLC

Investment in Titan Europe Plc consisted of the following (in thousands):
	June 30,	December 31,
	2009	2008
Investment in Titan Europe Plc	$6,505	$2,649

Titan Europe Plc is publicly traded on the AIM market in London, England.  During the first quarter of 2009, the Company purchased $2.4 million of additional shares in Titan Europe Plc, thereby increasing its investment from 17.2% to a 22.9% ownership percentage.  The Company has considered the applicable guidance in APB 18, “The Equity Method of Accounting for Investments in Common Stock,” and FIN 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock,” and has concluded that the Company’s investment in Titan Europe Plc should continue to be accounted for as an available-for-sale security and recorded at fair value in accordance with FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The Company has determined that the equity method of accounting for this investment is not appropriate after considering all of the facts and circumstances relating to the investment.  In particular, the Company has concluded that its inability to obtain the needed quarterly financial information from Titan Europe Plc is an indication that the Company does not have the ability to exercise significant influence over the financial and operating policies of this investee.  The investment in Titan Europe Plc is included as a component of other assets on the Consolidated Condensed Balance Sheets.  The increased value in the Titan Europe Plc investment at June 30, 2009, was due to a higher publicly quoted Titan Europe Plc market price and additional purchased shares.

6.  GOODWILL

The carrying amount of goodwill by segment consisted of the following (in thousands):
	June 30,	December 31,
	2009	2008
Agricultural segment	$6,912	$6,912
Earthmoving/construction segment	3,552	3,552
Consumer segment	1,238	1,238
	$11,702	$11,702

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  No goodwill impairments were recorded in the first six months of 2009 or 2008.  There can be no assurance that future goodwill tests will not result in a charge to earnings.

7.  WARRANTY

Changes in the warranty liability consisted of the following (in thousands):
	2009	2008
Warranty liability, January 1	$7,488	$5,854
Provision for warranty liabilities	7,008	4,511
Warranty payments made	(7,101)	(4,099)
Warranty liability, June 30	$7,395	$6,266

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

8.  REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):
	June 30,	December 31,
	2009	2008
Senior unsecured notes	$193,800	$200,000
Revolving credit facility	0	25,000
	193,800	225,000
Less: Amounts due within one year	0	25,000
	$193,800	$200,000

Aggregate maturities of long-term debt at June 30, 2009, were as follows (in thousands):
July 1 – December 31, 2009	$0
2010	0
2011	0
2012	193,800
Thereafter	0
$193,800

Senior unsecured notes
The Company’s 8% senior unsecured notes are due January 2012.  In the first quarter of 2009, the Company repurchased $6.2 million of principal value of senior notes for approximately $4.8 million resulting in a $1.4 million gain on the senior note repurchases.  The senior notes outstanding balance was $193.8 million at June 30, 2009.

Revolving credit facility
The Company’s $150 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a January 2012 termination date and is collateralized by a first priority security interest in certain assets of Titan and its domestic subsidiaries.  At June 30, 2009, there were no cash borrowings under the credit facility.  Outstanding letters of credit were $5.0 million at June 30, 2009, leaving $145.0 million of unused availability on the credit facility.  During the first six months of 2009, the borrowings under the credit facility bore an approximate 3¼% interest rate.

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

The credit facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants.  The Company is in compliance with these covenants and restrictions as of June 30, 2009.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

9.  EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  The Company also sponsors four 401(k) retirement savings plans.

The components of net periodic pension cost (income) consisted of the following (in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest cost	$1,364	$1,324	$2,728	$2,648
Expected return on assets	(1,234)	(1,954)	(2,468)	(3,908)
Amortization of unrecognized prior service cost	34	34	68	68
Amortization of unrecognized deferred taxes	(14)	(14)	(28)	(28)
Amortization of net unrecognized loss	1,076	397	2,152	794
Net periodic pension cost (income)	$1,226	$(213)	$2,452	$(426)

During the first half of 2009, the Company contributed cash funds of $0.1 million to the frozen defined pension plans.  The Company expects to contribute approximately $0.1 million to the pension plans during the remainder of 2009.

10.  LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options and payment of property taxes, maintenance and insurance by the Company.

At June 30, 2009, future minimum commitments under noncancellable operating leases with initial or remaining terms of at least one year were as follows (in thousands):
July 1 – December 31, 2009	$852
2010	1,455
2011	716
2012	52
Thereafter	1
Total future minimum lease payments	$3,076

11.  ROYALTY EXPENSE

Royalty expense consisted of the following (in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Royalty expense	$2,200	$2,268	$4,659	$4,415

The Company has a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses recorded were $2.2 million and $2.3 million for the quarters ended June 30, 2009 and 2008, respectively.  Royalty expenses were $4.7 million and $4.4 million for the six months ended June 30, 2009 and 2008, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

12.  OTHER INCOME

Other income consisted of the following (in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Gain on senior note repurchases	$0	$0	$1,398	$0
Dividend income – Titan Europe Plc	0	1,234	0	1,234
Interest income	48	359	112	874
Other income (expense)	599	(96)	546	809
	$647	$1,497	$2,056	$2,917

The gain on senior note repurchases of $1.4 million resulted from the Company’s repurchase of $6.2 million of principal value of senior notes for approximately $4.8 million in the first quarter of 2009.

13.  INCOME TAXES

Income tax expense consisted of the following (in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Income tax expense	$3,779	$8,872	$8,280	$14,294

The Company recorded income tax expense of $3.8 million and $8.3 million for the three and six months ended June 30, 2009, respectively, as compared to $8.9 million and $14.3 million for the three and six months ended June 30, 2008.  The Company’s effective income tax rate was 39% and 40% for the six months ended June 30, 2009 and 2008, respectively.

14.  COMPREHENSIVE INCOME

The Company’s quarterly comprehensive income consisted of the following:  (i) for the quarter ended June 30, 2009, net income of $5.9 million, amortization of pension adjustments of $0.7 million and unrealized gain on the Titan Europe Plc investment of $2.6 million for a total comprehensive income of $9.2 million; (ii) for the quarter ended June 30, 2008, net income of $13.3 million, amortization of pension adjustments of $0.3 million and unrealized gain on the Titan Europe Plc investment of $5.2 million for a total comprehensive income of $18.8 million.

The Company’s year-to-date comprehensive income consisted of the following:  (i) for the six months ended June 30, 2009, net income of $13.0 million, amortization of pension adjustments of $1.4 million and unrealized gain on the Titan Europe Plc investment of $0.9 million for a total comprehensive income of $15.3 million; (ii) for the six months ended June 30, 2008, net income of $21.4 million, amortization of pension adjustments of $0.5 million and unrealized gain on the Titan Europe Plc investment of $4.1 million for a total comprehensive income of $26.0 million.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

15.  SEGMENT INFORMATION

The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues from external customers
Agricultural	$160,344	$185,615	$347,672	$359,101
Earthmoving/construction	42,426	76,471	82,353	150,304
Consumer	4,213	7,028	9,562	13,234
	$206,983	$269,114	$439,587	$522,639

Gross profit
Agricultural	$24,002	$25,388	$48,922	$45,081
Earthmoving/construction	5,658	15,675	10,542	27,586
Consumer	608	1,381	1,396	2,430
Corporate expenses	(522)	(498)	(1,051)	(807)
	$29,746	$41,946	$59,809	$74,290

Income from operations
Agricultural	$19,220	$22,010	$39,305	$38,453
Earthmoving/construction	2,822	13,393	6,662	23,195
Consumer	487	1,190	1,124	2,059
Corporate expenses	(9,609)	(12,204)	(20,094)	(23,198)
Income from operations	12,920	24,389	26,997	40,509
Interest expense	(3,878)	(3,708)	(7,822)	(7,692)
Other income	647	1,497	2,056	2,917
Income before income taxes	$9,689	$22,178	$21,231	$35,734

Assets by segment were as follows (in thousands):
	June 30,	December 31,
Total Assets	2009	2008
Agricultural segment	$347,709	$360,030
Earthmoving/construction segment	196,879	188,486
Consumer segment	9,939	9,401
Other assets	57,447	96,865
	$611,974	$654,782

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

16.  EARNINGS PER SHARE

Earnings per share (EPS) are as follows (amounts in thousands, except per share data):
	Three months ended,
	June 30, 2009			June 30, 2008
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$5,910	34,704	$.17	$13,306	34,358	$.39
Effect of stock options/trusts	0	561		0	416
Diluted EPS	$5,910	35,265	$.17	$13,306	34,774	$.38

	Six months ended,
	June 30, 2009			June 30, 2008
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$12,951	34,664	$.37	$21,440	34,311	$.62
Effect of stock options/trusts	0	557		0	445
Diluted EPS	$12,951	35,221	$.37	$21,440	34,756	$.62

The weighted-average diluted shares outstanding for the three and six months ended June 30, 2009, exclude stock options to purchase approximately 0.3 million shares for both periods, because such options have an exercise price in excess of the average market price of the Company’s common stock during the period.

17.  FAIR VALUE MEASUREMENTS

The adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on Titan’s consolidated financial position, results of operations or cash flows.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments;

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):
	Fair Value Measurements as of June 30, 2009
	Total	Level 1	Level 2	Level 3
Investment in Titan Europe Plc	$6,505	$6,505	$0	$0
Investments for contractual obligations	4,871	4,871	0	0
Total	$11,376	$11,376	$0	$0

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

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

19.  RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards Number 141 (revised 2007)
In January 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations.”  This statement requires an acquirer to recognize assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  The adoption of SFAS No. 141 (revised 2007) had no material effect on the Company’s financial position, results of operations or cash flows.

FASB Staff Position No. FAS 107-1 and APB 28-1
In April 2009, FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” was issued.  This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,’ to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures in summarized financial information at interim reporting periods.  This FSP was effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP had no material effect on the Company’s financial position, results of operations or cash flows.

FASB Staff Position No. FAS 115-2 and FAS 124-2
In April 2009, FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” was issued.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FSP was effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP had no material effect on the Company’s financial position, results of operations or cash flows.

Statement of Financial Accounting Standards Number 165
In June 2009, the Company adopted SFAS No. 165, “Subsequent Events.”  The objective of this statement was to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This statement was effective for interim periods ending after June 15, 2009.  The adoption of this standard had no material effect on the Company’s financial position, results of operations or cash flows.

Statement of Financial Accounting Standards Number 168
In June 2009, SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” was issued.  This Statement establishes the FASB Accounting Standards Codification, ("Codification") as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this standard is expected to have no material effect on the Company’s financial position, results of operations or cash flows.

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

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended June 30, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$206,983	$0	$0	$206,983
Cost of sales	213	177,024	0	0	177,237
Gross (loss) profit	(213)	29,959	0	0	29,746
Selling, general and administrative expenses	4,270	10,315	41	0	14,626
Royalty expense	0	2,200	0	0	2,200
(Loss) income from operations	(4,483)	17,444	(41)	0	12,920
Interest expense	(3,878)	0	0	0	(3,878)
Other income	556	91	0	0	647
(Loss) income before income taxes	(7,805)	17,535	(41)	0	9,689
(Benefit) provision for income taxes	(3,044)	6,839	(16)	0	3,779
Equity in earnings of subsidiaries	10,671	0	0	(10,671)	0
Net income (loss)	$5,910	$10,696	$(25)	$(10,671)	$5,910

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended June 30, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$269,114	$0	$0	$269,114
Cost of sales	255	226,913	0	0	227,168
Gross (loss) profit	(255)	42,201	0	0	41,946
Selling, general and administrative expenses	5,815	9,426	48	0	15,289
Royalty expense	0	2,268	0	0	2,268
(Loss) income from operations	(6,070)	30,507	(48)	0	24,389
Interest expense	(3,708)	0	0	0	(3,708)
Other income (expense)	386	(122)	1,233	0	1,497
(Loss) income before income taxes	(9,392)	30,385	1,185	0	22,178
(Benefit) provision for income taxes	(3,756)	12,153	475	0	8,872
Equity in earnings of subsidiaries	18,942	0	0	(18,942)	0
Net income	$13,306	$18,232	$710	$(18,942)	$13,306

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Six Months Ended June 30, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$439,587	$0	$0	$439,587
Cost of sales	434	379,344	0	0	379,778
Gross (loss) profit	(434)	60,243	0	0	59,809
Selling, general and administrative expenses	8,961	19,149	43	0	28,153
Royalty expense	0	4,659	0	0	4,659
(Loss) income from operations	(9,395)	36,435	(43)	0	26,997
Interest expense	(7,822)	0	0	0	(7,822)
Other income	1,852	204	0	0	2,056
(Loss) income before income taxes	(15,365)	36,639	(43)	0	21,231
(Benefit) provision for income taxes	(5,992)	14,289	(17)	0	8,280
Equity in earnings of subsidiaries	22,324	0	0	(22,324)	0
Net income	$12,951	$22,350	$(26)	$(22,324)	$12,951

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Six Months Ended June 30, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$522,639	$0	$0	$522,639
Cost of sales	314	448,035	0	0	448,349
Gross (loss) profit	(314)	74,604	0	0	74,290
Selling, general and administrative expenses	11,211	18,094	61	0	29,366
Royalty expense	0	4,415	0	0	4,415
(Loss) income from operations	(11,525)	52,095	(61)	0	40,509
Interest expense	(7,692)	0	0	0	(7,692)
Other income (expense)	1,886	(203)	1,234	0	2,917
(Loss) income before income taxes	(17,331)	51,892	1,173	0	35,734
(Benefit) provision for income taxes	(6,932)	20,756	470	0	14,294
Equity in earnings of subsidiaries	31,839	0	0	(31,839)	0
Net income	$21,440	$31,136	$703	$(31,839)	$21,440

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	June 30, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$20,513	$25	$146	$0	$20,684
Accounts receivable	(66)	104,789	0	0	104,723
Inventories	0	150,023	0	0	150,023
Prepaid and other current assets	14,989	17,441	0	0	32,430
Total current assets	35,436	272,278	146	0	307,860
Property, plant and equipment, net	7,515	255,883	0	0	263,398
Investment in subsidiaries	43,578	0	0	(43,578)	0
Other assets	15,135	19,076	6,505	0	40,716
Total assets	$101,664	$547,237	$6,651	$(43,578)	$611,974

Liabilities and Stockholders’ Equity
Accounts payable	$2,313	$29,019	$0	$0	$31,332
Other current liabilities	10,689	38,371	1,000	0	50,060
Total current liabilities	13,002	67,390	1,000	0	81,392
Long-term debt	193,800	0	0	0	193,800
Other long-term liabilities	4,718	36,475	0	0	41,193
Intercompany accounts	(405,445)	431,356	(25,911)	0	0
Stockholders’ equity	295,589	12,016	31,562	(43,578)	295,589
Total liabilities and stockholders’ equity	$101,664	$547,237	$6,651	$(43,578)	$611,974

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	December 31, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$59,011	$60	$2,587	$0	$61,658
Accounts receivable	(127)	126,658	0	0	126,531
Inventories	0	147,306	0	0	147,306
Prepaid and other current assets	17,117	16,573	14	0	33,704
Total current assets	76,001	290,597	2,601	0	369,199
Property, plant and equipment, net	6,160	242,282	0	0	248,442
Investment in subsidiaries	31,474	0	0	(31,474)	0
Other assets	15,842	18,650	2,649	0	37,141
Total assets	$129,477	$551,529	$5,250	$(31,474)	$654,782

Liabilities and Stockholders’ Equity
Short-term debt	$25,000	$0	$0	$0	$25,000
Accounts payable	3,106	62,441	0	0	65,547
Other current liabilities	10,548	34,540	1,000	0	46,088
Total current liabilities	38,654	96,981	1,000	0	136,635
Long-term debt	200,000	0	0	0	200,000
Other long-term liabilities	3,943	35,016	0	0	38,959
Intercompany accounts	(392,308)	419,738	(27,430)	0	0
Stockholders’ equity	279,188	(206)	31,680	(31,474)	279,188
Total liabilities and stockholders’ equity	$129,477	$551,529	$5,250	$(31,474)	$654,782

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Six Months Ended June 30, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(6,676)	$28,738	$(42)	$22,020

Cash flows from investing activities:
Capital expenditures	(1,903)	(29,799)	0	(31,702)
Acquisition of shares of Titan Europe Plc	0	0	(2,399)	(2,399)
Other, net	0	1,026	0	1,026
Net cash used for investing activities	(1,903)	(28,773)	(2,399)	(33,075)

Cash flows from financing activities:
Repurchase of senior notes	(4,726)	0	0	(4,726)
Payment on debt	(25,000)	0	0	(25,000)
Proceeds from exercise of stock options	1,142	0	0	1,142
Payment of financing fees	(1,070)	0	0	(1,070)
Other, net	(265)	0	0	(265)
Net cash used for financing activities	(29,919)	0	0	(29,919)

Net decrease in cash and cash equivalents	(38,498)	(35)	(2,441)	(40,974)
Cash and cash equivalents, beginning of period	59,011	60	2,587	61,658
Cash and cash equivalents, end of period	$20,513	$25	$146	$20,684

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Six Months Ended June 30, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$6,869	$36,231	$(76)	$43,024

Cash flows from investing activities:
Capital expenditures	(2,769)	(36,143)	0	(38,912)
Other, net	0	89	0	89
Net cash used for investing activities	(2,769)	(36,054)	0	(38,823)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,220	0	0	3,220
Excess tax benefit from stock options exercised	3,913	0	0	3,913
Other, net	(274)	0	0	(274)
Net cash provided by financing activities	6,859	0	0	6,859

Net increase (decrease) in cash and cash equivalents	10,959	177	(76)	11,060
Cash and cash equivalents, beginning of period	57,285	63	977	58,325
Cash and cash equivalents, end of period	$68,244	$240	$901	$69,385

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

Consumer Market:  Titan builds select products for all-terrain vehicles (ATV), turf, golf and trailer applications.  Titan’s sales in the consumer market include sales to Goodyear, which are under an off-take/mixing agreement.  This agreement includes mixed stock, which is a prepared rubber compound used in tire production.  The Company provides wheels/tires and assembles brakes, actuators and components for the domestic boat, recreational and utility trailer markets.

The Company’s major OEM customers include large manufacturers of off-highway equipment such as AGCO Corporation, Caterpillar Inc., CNH Global N.V., Deere & Company and Kubota Corporation, in addition to many other off-highway equipment manufacturers.  The Company distributes products to OEMs, independent and OEM-affiliated dealers, and through a network of distribution facilities.

The following table provides highlights for the quarter ended June 30, 2009, compared to 2008 (amounts in thousands):
	Three months ended June 30,
	2009	2008
Net sales	$206,983	$269,114
Gross profit	29,746	41,946
Income from operations	12,920	24,389
Net income	5,910	13,306

Quarter:  The Company recorded sales of $207.0 million for the second quarter of 2009, which were 23% lower than the second quarter 2008 sales of $269.1 million.  The lower sales levels resulted from reduced demand for the Company’s products across the board, a consequence of the worldwide recession and global economic crisis.  These items had a larger negative impact on Titan’s earthmoving/construction sales, which were approximately 45% lower, quarter over quarter.

The following operating results were primarily related to the lower sales levels.  The Company’s income from operations was $12.9 million for the second quarter of 2009, compared to $24.4 million in 2008.  Net income was $5.9 million for the quarter, compared to $13.3 million in 2008.  Basic earnings per share were $.17 in 2009, compared to $.39 in 2008.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides highlights for the six months ended June 30, 2009, compared to 2008 (amounts in thousands):
	Six months ended June 30,
	2009	2008
Net sales	$439,587	$522,639
Gross profit	59,809	74,290
Income from operations	26,997	40,509
Net income	12,951	21,440

Year-to-date:  The Company recorded sales of $439.6 million for the six months ended June 30, 2009, as compared to $522.6 million in 2008.  The lower sales levels resulted from reduced demand for the Company’s products across the board, a consequence of the worldwide recession and global economic crisis.  These items had a larger negative impact on Titan’s earthmoving/construction year-to-date sales, which were approximately 45% lower than the first six months of 2008.

The following operating results were primarily related to the lower sales levels.  Titan’s income from operations was $27.0 million for the six months ended June 30, 2009, as compared to $40.5 million in 2008.  Net income was $13.0 million for the six months ended June 30, 2009, as compared to $21.4 million in 2008.  Basic earnings per share were $.37 for the six months ended June 30, 2009, compared to $.62 in 2008.

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

Impairment of Goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  The Company had goodwill of $11.7 million at June 30, 2009.  Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment.  Should unforeseen events occur or operating trends change significantly, impairment losses could occur.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  Titan expects to contribute approximately $0.1 million to these frozen defined pension plans during the remainder of 2009.  For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 21 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2008.

RESULTS OF OPERATIONS
Highlights for the three and six months ended June 30, 2009, compared to 2008 (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$206,983	$269,114	$439,587	$522,639
Cost of sales	177,237	227,168	379,778	448,349
Gross profit	29,746	41,946	59,809	74,290
Gross profit margin	14.4%	15.6%	13.6%	14.2%

Net Sales
Quarter:  Net sales for the quarter ended June 30, 2009, were $207.0 million, compared to $269.1 million in 2008.  The lower sales levels were primarily the result of reduced demand for the Company’s products, a consequence of the worldwide recession and global economic crisis.

Year-to-date:  Net sales for the six months ended June 30, 2009, were $439.6 million, compared to 2008 net sales of $522.6 million.  The lower sales levels were primarily the result of reduced demand in the Company’s earthmoving/construction market, a major consequence of the worldwide recession and global economic crisis.

Cost of Sales and Gross Profit
Quarter:  Cost of sales was $177.2 million and $227.2 million for the quarter ended June 30, 2009 and 2008, respectively.  The cost of sales decreased as a result of the lower sales levels.

Gross profit for the second quarter of 2009 was $29.7 million or 14.4% of net sales, compared to $41.9 million or 15.6% of net sales for the second quarter of 2008.  The gross profit margin had a reduction of approximately 1% primarily as a consequence of reduced manufacturing efficiencies resulting from lower sales levels.

Year-to-date:  Cost of sales was $379.8 million for the six months ended June 30, 2009, compared to $448.3 million in 2008.  The cost of sales decreased as a result of the lower sales levels.

Gross profit for the six months ended June 30, 2009, was $59.8 million or 13.6% of net sales, compared to $74.3 million or 14.2% of net sales in 2008.  The gross profit margin had a slight reduction of approximately ½% primarily as a consequence of reduced manufacturing efficiencies resulting from lower sales levels.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Selling, general and administrative	$14,626	$15,289	$28,153	$29,366
Percentage of net sales	7.1%	5.7%	6.4%	5.6%

Quarter:  Selling, general and administrative (SG&A) expenses for the second quarter of 2009 were $14.6 million or 7.1% of net sales, compared to $15.3 million or 5.7% of net sales for 2008.  The Company’s second quarter 2009 SG&A expense was slightly lower than that of the previous year’s quarter.  However, when the SG&A expenses are expressed as a percentage of net sales, the percentage is higher due to the lower sales levels.

Year-to-date:  Expenses for SG&A for the six months ended June 30, 2009, were $28.2 million or 6.4% of net sales, compared to $29.4 million or 5.6% of net sales in 2008.  The Company continues to strive to achieve low administrative expenses.  The Company’s SG&A expense for the first half of 2009 was slightly lower than that of the previous year’s first half.

Royalty Expense
Royalty expense was as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Royalty expense	$2,200	$2,268	$4,659	$4,415

The Company has a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.

Quarter:  Royalty expenses recorded were $2.2 million and $2.3 million for the quarter ended June 30, 2009 and 2008, respectively.  As sales subject to the license agreement have not changed significantly, the Company’s second quarter 2009 royalty expense has remained relatively consistent with that of the previous year’s quarter.

Year-to-date: Year-to-date royalty expenses recorded were $4.7 million and $4.4 million for the six months ended June 30, 2009 and 2008, respectively.  As sales subject to the license agreement have not changed significantly, the Company’s royalty expense for the first half of 2009 has remained relatively consistent with that of the previous year’s first half.

Income from Operations
Income from operations was as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Income from operations	$12,920	$24,389	$26,997	$40,509
Percentage of net sales	6.2%	9.1%	6.1%	7.8%

Quarter: Income from operations for the second quarter of 2009 was $12.9 million or 6.2% of net sales, compared to $24.4 million or 9.1% of net sales in 2008.  The reduction in income from operations was the net result of the items previously discussed in the sales, cost of sales, administrative and royalty line items.

Year-to-date:  Income from operations for the six months ended June 30, 2009, was $27.0 million or 6.1% of net sales, compared to $40.5 million or 7.8% of net sales in 2008.  The reduction in income from operations was the net result of the items previously discussed in the sales, cost of sales, administrative and royalty line items.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense
Interest expense was as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest expense	$3,878	$3,708	$7,822	$7,692

Quarter: Interest expense was $3.9 million and $3.7 million for the quarter ended June 30, 2009 and 2008, respectively.  The Company’s second quarter 2009 interest expense has remained relatively consistent with that of the previous year’s quarter.

Year-to-date: Year-to-date interest expense was $7.8 million and $7.7 million for the six months ended June 30, 2009 and 2008, respectively.  The Company’s interest expense for the first half of 2009 has remained relatively consistent with that of the previous year’s first half.

Other Income
Other income was as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Other income	$647	$1,497	$2,056	$2,917

Quarter:  Other income was $0.6 million and $1.5 million for the quarter ended June 30, 2009 and 2008, respectively.  Dividend income of zero and $1.2 million from the Titan Europe Plc investment was recorded in the second quarter of 2009 and 2008, respectively.

Year-to-date:  Year-to-date other income was $2.1 million for 2009 as compared to $2.9 million in 2008.  A gain on senior note repurchase of $1.4 million was included in other income for the six months ended June 30, 2009.  Dividend income of zero and $1.2 million from the Titan Europe Plc investment was recorded in the six months ended June 30, 2009 and 2008, respectively.  Interest income included in other income was $0.1 million and $0.9 million for the six months ended June 30, 2009 and 2008, respectively.

Income Taxes
Income taxes were as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Income tax expense	$3,779	$8,872	$8,280	$14,294

Quarter:  The Company recorded income tax expense of $3.8 million for the quarter ended June 30, 2009, as compared to $8.9 million in 2008.   The Company’s effective income tax rate was 39% and 40% for the quarter ended June 30, 2009 and 2008, respectively.

Year-to-date:  Income tax expense for the six months ended June 30, 2009 and 2008, was $8.3 million and $14.3 million, respectively.  The Company’s effective income tax rate was 39% and 40% for the six months ended June 30, 2009 and 2008, respectively.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net Income
Net income was as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$5,910	$13,306	$12,951	$21,440

Quarter:  Net income for the quarter ended June 30, 2009, was $5.9 million, compared to $13.3 million in 2008.  For the quarter ended June 30, 2009 and 2008, basic earnings per share were $.17 and $.39, respectively, and diluted earnings per share were $.17 and $.38, respectively.  The Company’s net income and earnings per share were lower due to the items previously discussed.

Year-to-date:  Net income for the six months ended June 30, 2009 and 2008, was $13.0 million and $21.4 million, respectively.  For the six months ended June 30, 2009 and 2008, basic and diluted earnings per share were $.37 and $.62, respectively.  The Company’s net income and earnings per share were lower due to the items previously discussed.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$160,344	$185,615	$347,672	$359,101
Gross profit	24,002	25,388	48,922	45,081
Income from operations	19,220	22,010	39,305	38,453

Quarter:  Net sales in the agricultural market were $160.3 million for the quarter ended June 30, 2009, as compared to $185.6 million in 2008.  Sales of smaller agricultural product softened in the quarter, while sales of large agricultural product remained relatively strong.

Gross profit in the agricultural market was $24.0 million for the quarter ended June 30, 2009, as compared to $25.4 million in 2008.  Income from operations in the agricultural market was $19.2 million for the quarter ended June 30, 2009, as compared to $22.0 million in 2008.  The reduction in gross profit and income from operations in the agricultural market was primarily attributed to lower farm equipment sales.

Year-to-date:  Net sales in the agricultural market were $347.7 million for the six months ended June 30, 2009, as compared to $359.1 million in 2008.  The reduced agricultural segment sales were the result of softening sales of small agricultural product.  However, agricultural sales were supported by continued high demand for large agricultural equipment.

Gross profit in the agricultural market was $48.9 million for the six months ended June 30, 2009, as compared to $45.1 million in 2008.  Income from operations in the agricultural market was $39.3 million for the six months ended June 30, 2009, as compared to $38.5 million in 2008.  The increase in gross profit and income from operations in the agricultural market was primarily attributed to the continued strong large farm equipment sales.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Earthmoving/Construction Segment Results
Earthmoving/Construction segment results were as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$42,426	$76,471	$82,353	$150,304
Gross profit	5,658	15,675	10,542	27,586
Income from operations	2,822	13,393	6,662	23,195

Quarter:  The Company’s earthmoving/construction market net sales were $42.4 million for the quarter ended June 30, 2009, as compared to $76.5 million in 2008.  The major sales contraction in earthmoving/construction resulted from significantly reduced demand for earthmoving/construction machinery, a consequence of the worldwide recession and global economic crisis.  Also negatively impacting this segment was the large reduction in the construction areas related to commercial, residential and infrastructure.

Gross profit in the earthmoving/construction market was $5.7 million for the quarter ended June 30, 2009, as compared to $15.7 million in 2008.  Income from operations in the earthmoving/construction market was $2.8 million for the quarter ended June 30, 2009, as compared to $13.4 million in 2008.  Gross profit and income from operations declined as a result of the major sales reduction.

Year-to-date:  The Company’s earthmoving/construction market net sales were $82.4 million for the six months ended June 30, 2009, as compared to $150.3 million in 2008.  The major sales contraction in earthmoving/construction resulted from significantly reduced demand for earthmoving/construction machinery, a consequence of the worldwide recession and global economic crisis.  Also negatively impacting this segment was the large reduction in the construction areas related to commercial, residential and infrastructure.

Gross profit in the earthmoving/construction market was $10.5 million for the six months ended June 30, 2009, as compared to $27.6 million in 2008.  Income from operations in the earthmoving/construction market was $6.7 million for the six months ended June 30, 2009, as compared to $23.2 million in 2008.  Gross profit and income from operations declined as a result of the major sales reduction.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$4,213	$7,028	$9,562	$13,234
Gross profit	608	1,381	1,396	2,430
Income from operations	487	1,190	1,124	2,059

Quarter:  Consumer market net sales were $4.2 million for the quarter ended June 30, 2009, as compared to $7.0 million in 2008.  The reduction in consumer market sales is attributed to the large contraction in consumer discretionary spending resulting from the recession and economic crisis.

Gross profit from the consumer market was $0.6 million for the quarter ended June 30, 2009, as compared to $1.4 million in 2008.  Consumer market income from operations was $0.5 million for the quarter ended June 30, 2009, as compared to $1.2 million for 2008.  Gross profit and income from operations declined with sales in the consumer market.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Year-to-date:  Consumer market net sales were $9.6 million for the six months ended June 30, 2009, as compared to $13.2 million in 2008.  The reduction in consumer market sales is attributed to the large contraction in consumer discretionary spending resulting from the recession and economic crisis.

Gross profit from the consumer market was $1.4 million for the six months ended June 30, 2009, as compared to $2.4 million in 2008.  Consumer market income from operations was $1.1 million for the six months ended June 30, 2009, as compared to $2.1 million for 2008.  Gross profit and income from operations declined with sales in the consumer market.

Segment Summary (Amounts in thousands)

Quarter
Three months ended June 30, 2009	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$160,344	$42,426	$4,213	$0	$206,983
Gross profit (loss)	24,002	5,658	608	(522)	29,746
Income (loss) from operations	19,220	2,822	487	(9,609)	12,920

Three months ended June 30, 2008
Net sales	$185,615	$76,471	$7,028	$0	$269,114
Gross profit (loss)	25,388	15,675	1,381	(498)	41,946
Income (loss) from operations	22,010	13,393	1,190	(12,204)	24,389

Year-to-Date
Six months ended June 30, 2009	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$347,672	$82,353	$9,562	$0	$439,587
Gross profit (loss)	48,922	10,542	1,396	(1,051)	59,809
Income (loss) from operations	39,305	6,662	1,124	(20,094)	26,997

Six months ended June 30, 2008
Net sales	$359,101	$150,304	$13,234	$0	$522,639
Gross profit (loss)	45,081	27,586	2,430	(807)	74,290
Income (loss) from operations	38,453	23,195	2,059	(23,198)	40,509

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Corporate Expenses

Quarter

Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $9.6 million for the quarter ended June 30, 2009, as compared to $12.2 million for 2008.

Corporate expenses for the quarter ended June 30, 2009, were composed of selling and marketing expenses of approximately $4 million and administrative expenses of approximately $6 million.

Corporate expenses for the quarter ended June 30, 2008, were composed of selling and marketing expenses of approximately $5 million and administrative expenses of approximately $7 million.

The lower corporate expenses for the quarter ended June 30, 2009, as compared to 2008 resulted from costs reductions and reduced spending due to the lower sales levels.

Year-to-Date

Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $20.1 million for the six months ended June 30, 2009, as compared to $23.2 million for 2008.

Corporate expenses for the six months ended June 30, 2009, were composed of selling and marketing expenses of approximately $9 million and administrative expenses of approximately $11 million.

Corporate expenses for the six months ended June 30, 2008, were composed of selling and marketing expenses of approximately $10 million and administrative expenses of approximately $13 million.

The lower corporate expenses for the six months ended June 30, 2009, as compared to 2008 resulted from costs reductions and reduced spending due to the lower sales levels.

MARKET RISK SENSITIVE INSTRUMENTS
The Company’s risks related to foreign currencies, commodity prices and interest rates are consistent with those for 2008.  For more information, see the “Market Risk Sensitive Instruments” discussion in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

PENSIONS
The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  These plans are described in Note 21 of the Company’s Notes to Consolidated Financial Statements in the 2008 Annual Report on Form 10-K.

The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors.  Certain of these assumptions are determined by the Company with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends.  These assumptions are reviewed on a regular basis and revised when appropriate.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations.  Titan expects to contribute approximately $0.1 million to these frozen defined pension plans during the remainder of 2009.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of June 30, 2009, the Company had $20.7 million of cash balances within various bank accounts.  This cash balance decreased by $41.0 million from December 31, 2008, due to the following cash flow items.

(amounts in thousands)
	June 30,	December 31,
	2009	2008
Cash	$20,684	$61,658

Operating cash flows
Summary of cash flows from operating activities (amounts in thousands):
	Six months ended June 30,
	2009	2008	Change
Net income	$12,951	$21,440	$(8,489)
Depreciation and amortization	16,289	14,392	1,897
Deferred income tax provision	0	7,379	(7,379)
Accounts receivable	21,808	(41,044)	62,852
Inventories	(2,717)	9,965	(12,682)
Accounts payable	(34,215)	26,983	(61,198)
Other operating activities	7,904	3,909	3,995
Cash provided by operating activities	$22,020	$43,024	$(21,004)

In the first six months of 2009, operating activities provided cash of $22.0 million.  This cash was primarily provided by net income of $13.0 million and a lower accounts receivable balance of $21.8 million due to a decrease in sales.  Included in net income were noncash charges of $16.3 million of depreciation and amortization.  Positive cash flows were offset by a decrease in the accounts payable balance of $34.2 million due to reduced purchases resulting from the lower sales levels.

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

Operating cash flows decreased $21.0 million when comparing the six months ended June 30, 2009, to the six months ended June 30, 2008.  The net income in the first six months of 2009 was an $8.5 million decrease from the first six months of 2008.  When comparing the first six months of 2009 to the first six months of 2008, cash flows from accounts receivable increased by $62.9 million and cash flows from accounts payable decreased $61.2 million.  These large changes are the result of increased sales in the first six months of 2008 with corresponding increases in accounts receivable and accounts payable, while the first six months of 2009 were a period of decreased sales with corresponding decreases in accounts receivable and accounts payable.  When comparing the first six months of 2009 to the first six months of 2008, cash flows from inventories decreased by $12.7 million primarily due to inventory reductions in 2008 given the Company’s record sales levels in that period.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Investing cash flows
Summary of cash flows from investing activities:
(amounts in thousands)	Six months ended June 30,
	2009	2008	Change
Capital expenditures	$(31,702)	$(38,912)	$7,210
Other investing activities	(1,373)	89	(1,462)
Cash used for investing activities	$(33,075)	$(38,823)	$5,748

Net cash used for investing activities was $33.1 million in the first six months of 2009, as compared to $38.8 million in the first six months of 2008.  The Company invested a total of $31.7 million in capital expenditures in the first six months of 2009, compared to $38.9 million in 2008.  Of the $31.7 million of capital expenditures in the first six months of 2009, approximately $21 million relates to the Company’s Giant OTR Project.  The remaining expenditures represent various equipment purchases and improvements to enhance production capabilities.  Other investing activities in the first six months of 2009 relate primarily to the Company’s $2.4 million purchase of additional shares in Titan Europe Plc.

Financing cash flows
Summary of cash flows from financing activities:
(amounts in thousands)	Six months ended June 30,
	2009	2008	Change
Repurchase of senior notes	$(4,726)	$0	$(4,726)
Payment on debt	(25,000)	0	(25,000)
Proceeds from exercise of stock options	1,142	3,220	(2,078)
Excess tax benefit from option exercise	86	3,913	(3,827)
Payment of financing fees	(1,070)	0	(1,070)
Other financing activities	(351)	(274)	(77)
Cash (used for) provided by financing activities	$(29,919)	$6,859	$(36,778)

In the first six months of 2009, cash of $29.9 million was used for financing activities.  This cash was primarily used for payment on debt of $25.0 million and repurchase of senior notes of $4.7 million.

In the first six months of 2008, cash of $6.9 million was provided by financing activities.  This cash was primarily provided by $3.2 million in proceeds from the exercise of stock options and $3.9 million of excess tax benefit from stock options exercised.

Financing cash flows decreased $36.8 million when comparing the first six months of 2009 to the first six months of 2008.  This cash flow reduction resulted primarily from payment on debt and repurchase of senior notes in 2009.

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

The Company is in compliance with these covenants and restrictions as of June 30, 2009.  The collateral coverage was calculated to be approximately 82 times the outstanding revolver balance at June 30, 2009.

The fixed charge coverage ratio did not apply for the quarter ended June 30, 2009.  The credit facility usage was $5.0 million at June 30, 2009, consisting exclusively of letters of credit of $5.0 million with no cash borrowings.

Other Issues
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.  Historically, Titan tends to experience higher sales demand in the first and second quarters.

Liquidity Outlook
At June 30, 2009, the Company had $20.7 million of cash and cash equivalents and $145.0 million of unused availability under the terms of its credit facility.  The availability under the Company’s $150 million credit facility was reduced by $5.0 million for letters of credit.

The Company estimates that current commitments related to the Giant OTR Project at this time are approximately $105 million, of which approximately $103 million was disbursed from inception of the Giant OTR Project through June 30, 2009.  Additional capital expenditure commitments may be incurred through 2009 as the Giant OTR Project moves to completion.  The final cost of these additional OTR capital items have not been finalized at this time.

The Company currently anticipates that cash on hand and anticipated internal cash flows from operations will allow the Company sufficient funds for completion of the Giant OTR Project.  In addition to the Giant OTR Project, Titan estimates approximately $6 million of capital expenditures for other projects for the remainder of the 2009 year.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

MARKET CONDITIONS AND OUTLOOK
In the first half of 2009, Titan experienced market decline across the board.  The magnitude and duration of this worldwide recession and economic crisis makes it extremely difficult to forecast future sales levels.  Titan expects to continue to experience sales declines in each of the Company’s markets for the remainder of 2009.

Energy, raw material and petroleum-based product costs have been exceptionally volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales are forecasted to be lower in the second half of 2009 when compared to the record sales levels in 2008.  Commodity prices have declined from last year’s highs, but remain above the long-term average.  The gradual increase in the use of biofuels may help sustain future production.  However, the magnitude and duration of the worldwide economic crisis makes it extremely difficult to forecast future sales levels.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.  For the remainder of 2009, the Company expects challenging conditions for the agricultural market.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Sales for the earthmoving/construction market are expected to be significantly lower in 2009 as a result of the worldwide economic crisis.  The magnitude and duration of this crisis makes it extremely difficult to forecast future sales levels.  Metals, oil and gas prices have retreated from last year’s highs as a result of the economic crisis.  In the long-term, these prices are expected to return to levels that are attractive for continued investment, which should help support future earthmoving and mining sales.  However, many producers are currently delaying new investments which are affecting current year sales.  The significant decline in the United States housing market continues to cause a major reduction in demand for equipment used for construction.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and the current banking and credit crisis.  For the remainder of 2009, the Company expects difficult conditions for the earthmoving/construction market.

CONSUMER MARKET OUTLOOK
Consumer discretionary spending has experienced a major contraction as a result of the worldwide recession, housing market decline, and high unemployment rates.  Many of the Company’s consumer market sales are ultimately used in items which fall into the discretionary spending category.  There is no clear consensus among economists as to when consumer spending will rebound.  Many factors continue to affect the consumer market including weather, competitive pricing, energy prices and consumer attitude.  For the remainder of 2009, the Company expects continued weakness in consumer spending related to Titan’s consumer market.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards Number 141 (revised 2007)
In January 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations.”  This statement requires an acquirer to recognize assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  The adoption of SFAS No. 141 (revised 2007) had no material effect on the Company’s financial position, results of operations or cash flows.

FASB Staff Position No. FAS 107-1 and APB 28-1
In April 2009, FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” was issued.  This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,’ to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures in summarized financial information at interim reporting periods.  This FSP was effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP had no material effect on the Company’s financial position, results of operations or cash flows.

FASB Staff Position No. FAS 115-2 and FAS 124-2
In April 2009, FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” was issued.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FSP was effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP had no material effect on the Company’s financial position, results of operations or cash flows.

Statement of Financial Accounting Standards Number 165
In June 2009, the Company adopted SFAS No. 165, “Subsequent Events.”  The objective of this statement was to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This statement was effective for interim periods ending after June 15, 2009.  The adoption of this standard had no material effect on the Company’s financial position, results of operations or cash flows.

Statement of Financial Accounting Standards Number 168
In June 2009, SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” was issued.  This Statement establishes the FASB Accounting Standards Codification, ("Codification") as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this standard is expected to have no material effect on the Company’s financial position, results of operations or cash flows.

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

Item 1A.  Risk Factors

See the Company’s 2008 Annual Report filed on Form 10-K (Item 1A).  There has been no material change in this information.

TITAN INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 15, 2009, for the purposes of:

•	Electing Erwin H. Billig and Anthony L. Soave as directors to serve for three-year terms.

•	Ratifying the appointment of the independent registered public accounting firm for 2009.

Erwin H. Billig and Anthony L. Soave were elected as directors with the following vote:
	Shares	Shares
	Voted For	Withheld
Erwin H. Billig	29,842,973	1,037,428
Anthony L. Soave	30,510,442	369,959

The following were directors at the time of the annual meeting and continue serving their term as Titan directors:
J. Michael A. Akers, Richard M. Cashin Jr., Albert J. Febbo, Mitchell I. Quain and Maurice M. Taylor Jr.

The appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm was ratified by the following vote:
	Shares	Shares	Shares
	Voted For	Against	Abstaining
PricewaterhouseCoopers LLP	30,204,562	158,262	517,577

Item 6.  Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	July 30, 2009	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KENT W. HACKAMACK
Kent W. Hackamack
Vice President of Finance and Treasurer
(Principal Financial Officer)