Form 10-Q
period 2009-09-30
TITAN INTERNATIONAL INC
filed 2009-10-29
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: September 30, 2009

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
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	October 26, 2009

Common stock, no par value per share	35,260,941

TITAN INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008	1

	Consolidated Condensed Balance Sheets as of September 30, 2009, and December 31, 2008	2

	Consolidated Condensed Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2009	3

	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	4

	Notes to Consolidated Condensed Financial Statements	5-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

Part II.	Other Information

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 6.	Exhibits	33

	Signatures	34

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$141,496	$255,463	$581,083	$778,102
Cost of sales	144,526	218,040	524,304	666,389
Gross profit (loss)	(3,030)	37,423	56,779	111,713
Selling, general & administrative expenses	11,272	13,789	39,425	43,155
Royalty expense	1,464	2,371	6,123	6,786
Income (loss) from operations	(15,766)	21,263	11,231	61,772
Interest expense	(3,997)	(3,734)	(11,819)	(11,426)
Other income (expense)	644	(358)	2,700	2,559
Income (loss) before income taxes	(19,119)	17,171	2,112	52,905
Income tax provision (benefit)	(8,006)	6,868	274	21,162
Net income (loss)	$(11,113)	$10,303	$1,838	$31,743
Earnings (loss) per common share:
Basic	$(.32)	$.30	$.05	$.92
Diluted	(.32)	.30	.05	.91
Average common shares outstanding:
Basic	34,746	34,499	34,692	34,373
Diluted	34,746	34,883	35,251	34,798

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	September 30,	December 31,
Assets	2009	2008
Current assets
Cash and cash equivalents	$45,360	$61,658
Accounts receivable	80,205	126,531
Inventories	124,833	147,306
Deferred income taxes	12,042	12,042
Prepaid and other current assets	23,898	21,662
Total current assets	286,338	369,199

Property, plant and equipment, net	260,360	248,442
Goodwill	11,702	11,702
Deferred income taxes	4,039	7,256
Other assets	26,155	18,183

Total assets	$588,594	$654,782

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt	$0	$25,000
Accounts payable	25,064	65,547
Other current liabilities	40,933	46,088
Total current liabilities	65,997	136,635

Long-term debt	193,800	200,000
Other long-term liabilities	42,001	38,959
Total liabilities	301,798	375,594

Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized, 37,475,288 issued)	30	30
Additional paid-in capital	299,614	300,024
Retained earnings	43,036	41,726
Treasury stock (at cost, 2,216,759 and 2,443,604 shares, respectively)	(20,296)	(22,332)
Treasury stock reserved for contractual obligations	(5,501)	(5,501)
Accumulated other comprehensive loss	(30,087)	(34,759)
Total stockholders’ equity	286,796	279,188

Total liabilities and stockholders’ equity	$588,594	$654,782

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares		Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for contractual obligations	Accumulated other comprehensive income (loss)	Total

Balance January 1, 2009	#	35,031,684	$30	$300,024	$41,726	$(22,332)	$(5,501)	$(34,759)	$279,188

Comprehensive income:
Net income					1,838				1,838
Pension liability adjustments, net of tax								2,039	2,039
Unrealized gain on investment, net of tax								2,633	2,633
Comprehensive income									6,510
Dividends on common stock					(528)				(528)
Exercise of stock options		170,000		(298)		1,526			1,228
Issuance of treasury stock under 401(k) plan		56,845		(112)		510			398

Balance September 30, 2009	#	35,258,529	$30	$299,614	$43,036	$(20,296)	$(5,501)	$(30,087)	$286,796

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,838	$31,743
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	24,759	21,543
Deferred income tax provision	550	7,537
Gain on senior note repurchase	(1,398)	0
Excess tax benefit from stock options exercised	(86)	(4,131)
Issuance of treasury stock under 401(k) plan	398	400
(Increase) decrease in assets:
Accounts receivable	46,326	(50,080)
Inventories	22,473	(15,651)
Prepaid and other current assets	(2,236)	(4,252)
Other assets	(1,753)	(108)
Increase (decrease) in liabilities:
Accounts payable	(40,483)	40,954
Other current liabilities	(5,070)	6,082
Other liabilities	6,330	(3,869)
Net cash provided by operating activities	51,648	30,168

Cash flows from investing activities:
Capital expenditures	(36,482)	(60,144)
Acquisition of shares of Titan Europe Plc	(2,399)	0
Other	1,030	104
Net cash used for investing activities	(37,851)	(60,040)

Cash flows from financing activities:
Repurchase of senior notes	(4,726)	0
Payment on debt	(25,000)	0
Proceeds from exercise of stock options	1,142	3,537
Excess tax benefit from stock options exercised	86	4,131
Payment of financing fees	(1,070)	0
Dividends paid	(527)	(412)
Other	0	(70)
Net cash (used for) provided by financing activities	(30,095)	7,186

Net decrease in cash and cash equivalents	(16,298)	(22,686)

Cash and cash equivalents at beginning of period	61,658	58,325

Cash and cash equivalents at end of period	$45,360	$35,639

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (“Titan” or the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary to present fairly the Company’s financial position as of September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008.

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

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value.  Investments in marketable equity securities are recorded at fair value.  The senior unsecured notes are the only significant financial instrument of the Company with a fair value different from the recorded value.  At September 30, 2009, the fair value of the senior unsecured notes, based on market prices, was approximately $186.5 million, compared to a carrying value of $193.8 million.

Cash dividends
The Company declared cash dividends of $.005 and $.015 per share of common stock for the three and nine months ended September 30, 2009, and $.005 and $.013 per share for the three and nine months ended September 30, 2008, respectively.  The third quarter 2009 cash dividend of $.005 per share of common stock was paid October 15, 2009, to stockholders of record on September 30, 2009.

Subsequent events
The Company has performed an evaluation of subsequent events through October 28, 2009, which is the date the financial statements were filed with the Securities and Exchange Commission.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):
	September 30,	December 31,
	2009	2008
Accounts receivable	$86,871	$133,170
Allowance for doubtful accounts	(6,666)	(6,639)
Accounts receivable, net	$80,205	$126,531

The Company had net accounts receivable balance of $80.2 million at September 30, 2009, and $126.5 million at December 31, 2008.  These amounts are net of allowance for doubtful accounts of $6.7 million at September 30, 2009, and $6.6 million at December 31, 2008.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

3.  INVENTORIES

Inventories consisted of the following (in thousands):
	September 30,	December 31,
	2009	2008
Raw materials	$48,442	$73,927
Work-in-process	22,939	26,820
Finished goods	55,857	56,488
	127,238	157,235
Adjustment to LIFO basis	(2,405)	(9,929)
	$124,833	$147,306

Inventories were $124.8 million at September 30, 2009, and $147.3 million at December 31, 2008.  At September 30, 2009, cost is determined using the first-in, first-out (FIFO) method for approximately 77% of inventories and the last-in, first-out (LIFO) method for approximately 23% of the inventories.  At December 31, 2008, the FIFO method was used for approximately 78% of inventories and LIFO was used for approximately 22% of the inventories.  The change in the adjustment to LIFO basis was the result of lower raw material costs in the current year and lower inventory levels.  Included in the inventory balances were reserves for slow-moving and obsolete inventory of $3.4 million at September 30, 2009, and $3.8 million at December 31, 2008.

4.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (in thousands):
	September 30,	December 31,
	2009	2008
Land and improvements	$2,993	$3,343
Buildings and improvements	96,924	99,650
Machinery and equipment	352,070	318,327
Tools, dies and molds	75,185	62,856
Construction-in-process	24,413	37,536
	551,585	521,712
Less accumulated depreciation	(291,225)	(273,270)
	$260,360	$248,442

At September 30, 2009, there was $17.6 million in construction-in-process related to the giant OTR mining tire project, including $1.7 million of capitalized interest.  Depreciation on fixed assets for the nine months ended September 30, 2009 and 2008, totaled $22.8 million and $19.4 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5.  INVESTMENT IN TITAN EUROPE PLC

Investment in Titan Europe Plc consisted of the following (in thousands):
	September 30,	December 31,
	2009	2008
Investment in Titan Europe Plc	$9,099	$2,649

Titan Europe Plc is publicly traded on the AIM market in London, England.  During the first quarter of 2009, the Company purchased $2.4 million of additional shares in Titan Europe Plc, thereby increasing its investment from 17.2% to a 22.9% ownership percentage.  The Company has considered the applicable guidance in Accounting Standards Codification (ASC) 323 Investments – Equity Method and Joint Ventures and has concluded that the Company’s investment in Titan Europe Plc should continue to be accounted for as an available-for-sale security and recorded at fair value in accordance with ASC 320 Investments – Debt and Equity Securities.  The Company has determined that the equity method of accounting for this investment is not appropriate after considering all of the facts and circumstances relating to the investment.  In particular, the Company has concluded that its inability to obtain the needed quarterly financial information from Titan Europe Plc is an indication that the Company does not have the ability to exercise significant influence over the financial and operating policies of this investee.  The investment in Titan Europe Plc is included as a component of other assets on the Consolidated Condensed Balance Sheets.  The increased value in the Titan Europe Plc investment at September 30, 2009, was due to a higher publicly quoted Titan Europe Plc market price and additional purchased shares.

6.  GOODWILL

The carrying amount of goodwill by segment consisted of the following (in thousands):
	September 30,	December 31,
	2009	2008
Agricultural segment	$6,912	$6,912
Earthmoving/construction segment	3,552	3,552
Consumer segment	1,238	1,238
	$11,702	$11,702

The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  No goodwill impairments were recorded in the first nine months of 2009 or 2008.  There can be no assurance that future goodwill tests will not result in a charge to earnings.

7.  WARRANTY

Changes in the warranty liability consisted of the following (in thousands):
	2009	2008
Warranty liability, January 1	$7,488	$5,854
Provision for warranty liabilities	12,735	8,574
Warranty payments made	(11,398)	(8,005)
Warranty liability, September 30	$8,825	$6,423

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

8.  REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):
	September 30,	December 31,
	2009	2008
Senior unsecured notes	$193,800	$200,000
Revolving credit facility	0	25,000
	193,800	225,000
Less: Amounts due within one year	0	25,000
	$193,800	$200,000

Aggregate maturities of long-term debt at September 30, 2009, were as follows (in thousands):
October 1 – December 31, 2009	$0
2010	0
2011	0
2012	193,800
Thereafter	0
$193,800

Senior unsecured notes
The Company’s 8% senior unsecured notes are due January 2012.  In the first quarter of 2009, the Company repurchased $6.2 million of principal value of senior notes for approximately $4.8 million resulting in a $1.4 million gain on the senior note repurchases.  The senior notes outstanding balance was $193.8 million at September 30, 2009.

Revolving credit facility
The Company’s $150 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a January 2012 termination date and is collateralized by a first priority security interest in certain assets of Titan and its domestic subsidiaries.  At September 30, 2009, there were no cash borrowings under the credit facility.  Outstanding letters of credit were $5.0 million at September 30, 2009, leaving $145.0 million of unused availability on the credit facility.  During the first nine months of 2009, the borrowings under the credit facility bore an approximate 3¼% interest rate.

On January 30, 2009, Titan International, Inc. amended and restated its credit facility with Bank of America, N.A.  The amendment included a multi-year extension that extended the credit facility to a January 2012 termination date.  The amendment created an accordion feature within the credit facility that set the initial loan availability at $150 million with the ability to request increases up to a maximum availability of $250 million.

The credit facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants.  The Company is in compliance with these covenants and restrictions as of September 30, 2009.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

9.  EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  The Company also sponsors four 401(k) retirement savings plans.

The components of net periodic pension cost (income) consisted of the following (in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest cost	$1,364	$1,324	$4,092	$3,972
Expected return on assets	(1,235)	(1,954)	(3,703)	(5,862)
Amortization of unrecognized prior service cost	34	34	102	102
Amortization of unrecognized deferred taxes	(14)	(14)	(42)	(42)
Amortization of net unrecognized loss	1,076	397	3,228	1,191
Net periodic pension cost (income)	$1,225	$(213)	$3,677	$(639)

During the first nine months of 2009, the Company contributed cash funds of $0.1 million to the frozen defined pension plans.  The Company expects to contribute approximately $0.1 million to the pension plans during the remainder of 2009.

10.  LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options and payment of property taxes, maintenance and insurance by the Company.

At September 30, 2009, future minimum commitments under noncancellable operating leases with initial or remaining terms of at least one year were as follows (in thousands):
October 1 – December 31, 2009	$418
2010	1,429
2011	721
2012	52
Thereafter	1
Total future minimum lease payments	$2,621

11.  ROYALTY EXPENSE

Royalty expense consisted of the following (in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Royalty expense	$1,464	$2,371	$6,123	$6,786

The Company has a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses recorded were $1.5 million and $2.4 million for the three months ended September 30, 2009 and 2008, respectively.  Royalty expenses were $6.1 million and $6.8 million for the nine months ended September 30, 2009 and 2008, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

12.  OTHER INCOME

Other income consisted of the following (in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Gain on senior note repurchases	$0	$0	$1,398	$0
Dividend income – Titan Europe Plc	0	0	0	1,234
Interest income	35	338	147	1,212
Other income (expense)	609	(696)	1,155	113
	$644	$(358)	$2,700	$2,559

The gain on senior note repurchases of $1.4 million resulted from the Company’s repurchase of $6.2 million of principal value of senior notes for approximately $4.8 million in the first quarter of 2009.

13.  INCOME TAXES

Income tax provision (benefit) consisted of the following (in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Income tax provision (benefit)	$(8,006)	$6,868	$274	$21,162

The Company recorded income tax benefit of $(8.0) million and income tax provision of $0.3 million for the three and nine months ended September 30, 2009, respectively, as compared to income tax provision of $6.9 million and $21.2 million for the three and nine months ended September 30, 2008.  The Company’s effective income tax rate was 13% and 40% for the nine months ended September 30, 2009 and 2008, respectively.  The 2009 effective income tax rate was impacted by a reduction to the Company’s income tax provision of $0.5 million that related to one of the Company’s foreign subsidiaries.  At this time, Titan currently projects a full year 2009 tax rate of approximately 40% for the Company.

14.  COMPREHENSIVE INCOME (LOSS)

The Company’s quarterly comprehensive loss consisted of the following:  (i) for the quarter ended September 30, 2009, net loss of $(11.1) million, amortization of pension adjustments of $0.7 million and unrealized gain on the Titan Europe Plc investment of $1.7 million for a total comprehensive loss of $(8.7) million; (ii) for the quarter ended September 30, 2008, net income of $10.3 million, amortization of pension adjustments of $0.3 million and unrealized loss on the Titan Europe Plc investment of $(19.0) million for a total comprehensive loss of $(8.4) million.

The Company’s year-to-date comprehensive income consisted of the following:  (i) for the nine months ended September 30, 2009, net income of $1.8 million, amortization of pension adjustments of $2.1 million and unrealized gain on the Titan Europe Plc investment of $2.6 million for a total comprehensive income of $6.5 million; (ii) for the nine months ended September 30, 2008, net income of $31.7 million, amortization of pension adjustments of $0.8 million and unrealized loss on the Titan Europe Plc investment of $(14.9) million for a total comprehensive income of $17.6 million.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

15.  SEGMENT INFORMATION

The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues from external customers
Agricultural	$105,426	$179,162	$453,098	$538,263
Earthmoving/construction	30,732	71,287	113,085	221,591
Consumer	5,338	5,014	14,900	18,248
	$141,496	$255,463	$581,083	$778,102

Gross profit (loss)
Agricultural	$(522)	$23,633	$48,400	$68,714
Earthmoving/construction	(1,815)	11,072	8,727	38,658
Consumer	(142)	1,008	1,254	3,438
Corporate expenses	(551)	1,710	(1,602)	903
	$(3,030)	$37,423	$56,779	$111,713

Income (loss) from operations
Agricultural	$(3,775)	$19,465	$35,530	$57,918
Earthmoving/construction	(2,951)	9,454	3,711	32,649
Consumer	(282)	854	842	2,913
Corporate expenses	(8,758)	(8,510)	(28,852)	(31,708)
Income (loss) from operations	(15,766)	21,263	11,231	61,772
Interest expense	(3,997)	(3,734)	(11,819)	(11,426)
Other income (expense)	644	(358)	2,700	2,559
Income (loss) before income taxes	$(19,119)	$17,171	$2,112	$52,905

Assets by segment were as follows (in thousands):
	September 30,	December 31,
Total Assets	2009	2008
Agricultural segment	$295,729	$360,030
Earthmoving/construction segment	191,977	188,486
Consumer segment	12,353	9,401
Other assets	88,535	96,865
	$588,594	$654,782

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

16.  EARNINGS PER SHARE

Earnings per share (EPS) are as follows (amounts in thousands, except per share data):
	Three months ended,
	September 30, 2009			September 30, 2008
	Net Loss	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$(11,113)	34,746	$(.32)	$10,303	34,499	$.30
Effect of stock options/trusts	0	0		0	384
Diluted EPS	$(11,113)	34,746	$(.32)	$10,303	34,883	$.30

	Nine months ended,
	September 30, 2009			September 30, 2008
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$1,838	34,692	$.05	$31,743	34,373	$.92
Effect of stock options/trusts	0	559		0	425
Diluted EPS	$1,838	35,251	$.05	$31,743	34,798	$.91

The effect of stock options/trusts has been excluded for the three months ended September 30, 2009, as the effect would have been antidilutive.  The weighted average share amount excluded was 0.6 million shares.  The weighted-average diluted shares outstanding for the three and nine months ended September 30, 2009, exclude stock options to purchase approximately 0.3 million shares for both periods, because such options have an exercise price in excess of the average market price of the Company’s common stock during the period.

17.  FAIR VALUE MEASUREMENTS

The adoption of guidance in ASC 820 Fair Value Measurements for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on Titan’s consolidated financial position, results of operations or cash flows.

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments;

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

	September 30, 2009			December 31, 2008
	Total	Level 1	Levels 2 & 3	Total	Level 1	Levels 2 & 3
Investment in Titan Europe Plc	$9,099	$9,099	$0	$2,649	$2,649	$0
Investments for contractual obligations	5,454	5,454	0	4,426	4,426	0
Total	$14,553	$14,553	$0	$7,075	$7,075	$0

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

19.  RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Guidance on Business Combinations
In January 2009, the Company adopted revised accounting guidance on business combinations.  This guidance requires an acquirer to recognize assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  The adoption of this guidance had no material effect on the Company’s financial position, results of operations or cash flows.

Accounting Guidance on Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the Financial Accounting Standards Board (FASB) issued accounting guidance on interim disclosures about fair value of financial instruments.  This guidance amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance also amends previous guidance to require disclosures in summarized financial information at interim reporting periods.  This guidance was effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance had no material effect on the Company’s financial position, results of operations or cash flows.

Accounting Guidance on Other-Than-Temporary-Impairments
In April 2009, accounting guidance on recognition and presentation of other-than-temporary impairments was issued.  This guidance amends the other-than-temporary impairment guidance in U.S. Generally Accepted Accounting Principles (GAAP) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This guidance was effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance had no material effect on the Company’s financial position, results of operations or cash flows.

Accounting Guidance on Subsequent Events
In June 2009, the Company adopted accounting guidance on subsequent events.  The objective of this guidance was to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This guidance was effective for interim periods ending after June 15, 2009.  The adoption of this guidance had no material effect on the Company’s financial position, results of operations or cash flows.

Accounting Guidance on Accounting Standards Codification and Generally Accepted Accounting Principles
In June 2009, FASB issued accounting guidance on the FASB Accounting Standards Codification (Codification) and the hierarchy of GAAP.  This guidance establishes the Codification as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this guidance had no material effect on the Company’s financial position, results of operations or cash flows.

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

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended September 30, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$141,496	$0	$0	$141,496
Cost of sales	273	144,253	0	0	144,526
Gross loss	(273)	(2,757)	0	0	(3,030)
Selling, general and administrative expenses	3,514	7,736	22	0	11,272
Royalty expense	0	1,464	0	0	1,464
Loss from operations	(3,787)	(11,957)	(22)	0	(15,766)
Interest expense	(3,997)	0	0	0	(3,997)
Other income	618	26	0	0	644
Loss before income taxes	(7,166)	(11,931)	(22)	0	(19,119)
Income tax provision (benefit)	3,070	(11,085)	9	0	(8,006)
Equity in loss of subsidiaries	(877)	0	0	877	0
Net loss	$(11,113)	$(846)	$(31)	$877	$(11,113)

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended September 30, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$255,463	$0	$0	$255,463
Cost of sales	(1,988)	220,028	0	0	218,040
Gross profit	1,988	35,435	0	0	37,423
Selling, general and administrative expenses	4,461	9,323	5	0	13,789
Royalty expense	0	2,371	0	0	2,371
Income (loss) from operations	(2,473)	23,741	(5)	0	21,263
Interest expense	(3,734)	0	0	0	(3,734)
Other income (expense)	(398)	40	0	0	(358)
Income (loss) before income taxes	(6,605)	23,781	(5)	0	17,171
Income tax provision (benefit)	(2,642)	9,512	(2)	0	6,868
Equity in earnings of subsidiaries	14,266	0	0	(14,266)	0
Net income (loss)	$10,303	$14,269	$(3)	$(14,266)	$10,303

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Nine Months Ended September 30, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$581,083	$0	$0	$581,083
Cost of sales	707	523,597	0	0	524,304
Gross profit (loss)	(707)	57,486	0	0	56,779
Selling, general and administrative expenses	12,475	26,885	65	0	39,425
Royalty expense	0	6,123	0	0	6,123
Income (loss) from operations	(13,182)	24,478	(65)	0	11,231
Interest expense	(11,819)	0	0	0	(11,819)
Other income	2,470	230	0	0	2,700
Income (loss) before income taxes	(22,531)	24,708	(65)	0	2,112
Income tax provision (benefit)	(2,922)	3,204	(8)	0	274
Equity in earnings of subsidiaries	21,447	0	0	(21,447)	0
Net income (loss)	$1,838	$21,504	$(57)	$(21,447)	$1,838

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Nine Months Ended September 30, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$778,102	$0	$0	$778,102
Cost of sales	(1,674)	668,063	0	0	666,389
Gross profit	1,674	110,039	0	0	111,713
Selling, general and administrative expenses	15,672	27,417	66	0	43,155
Royalty expense	0	6,786	0	0	6,786
Income (loss) from operations	(13,998)	75,836	(66)	0	61,772
Interest expense	(11,426)	0	0	0	(11,426)
Other income (expense)	1,488	(163)	1,234	0	2,559
Income (loss) before income taxes	(23,936)	75,673	1,168	0	52,905
Income tax provision (benefit)	(9,574)	30,268	468	0	21,162
Equity in earnings of subsidiaries	46,105	0	0	(46,105)	0
Net income	$31,743	$45,405	$700	$(46,105)	$31,743

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	September 30, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$45,136	$29	$195	$0	$45,360
Accounts receivable	0	80,205	0	0	80,205
Inventories	0	124,833	0	0	124,833
Prepaid and other current assets	17,746	18,194	0	0	35,940
Total current assets	62,882	223,261	195	0	286,338
Property, plant and equipment, net	7,709	252,651	0	0	260,360
Investment in subsidiaries	33,433	0	0	(33,433)	0
Other assets	14,354	18,443	9,099	0	41,896
Total assets	$118,378	$494,355	$9,294	$(33,433)	$588,594

Liabilities and Stockholders’ Equity
Accounts payable	$2,050	$23,014	$0	$0	$25,064
Other current liabilities	12,644	28,289	0	0	40,933
Total current liabilities	14,694	51,303	0	0	65,997
Long-term debt	193,800	0	0	0	193,800
Other long-term liabilities	5,105	36,896	0	0	42,001
Intercompany accounts	(382,017)	404,333	(22,316)	0	0
Stockholders’ equity	286,796	1,823	31,610	(33,433)	286,796
Total liabilities and stockholders’ equity	$118,378	$494,355	$9,294	$(33,433)	$588,594

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	December 31, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$59,011	$60	$2,587	$0	$61,658
Accounts receivable	(127)	126,658	0	0	126,531
Inventories	0	147,306	0	0	147,306
Prepaid and other current assets	17,117	16,573	14	0	33,704
Total current assets	76,001	290,597	2,601	0	369,199
Property, plant and equipment, net	6,160	242,282	0	0	248,442
Investment in subsidiaries	31,474	0	0	(31,474)	0
Other assets	15,842	18,650	2,649	0	37,141
Total assets	$129,477	$551,529	$5,250	$(31,474)	$654,782

Liabilities and Stockholders’ Equity
Short-term debt	$25,000	$0	$0	$0	$25,000
Accounts payable	3,106	62,441	0	0	65,547
Other current liabilities	10,548	34,540	1,000	0	46,088
Total current liabilities	38,654	96,981	1,000	0	136,635
Long-term debt	200,000	0	0	0	200,000
Other long-term liabilities	3,943	35,016	0	0	38,959
Intercompany accounts	(392,308)	419,738	(27,430)	0	0
Stockholders’ equity	279,188	(206)	31,680	(31,474)	279,188
Total liabilities and stockholders’ equity	$129,477	$551,529	$5,250	$(31,474)	$654,782

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Nine Months Ended September 30, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$18,609	$33,032	$7	$51,648

Cash flows from investing activities:
Capital expenditures	(2,389)	(34,093)	0	(36,482)
Acquisition of shares of Titan Europe Plc	0	0	(2,399)	(2,399)
Other, net	0	1,030	0	1,030
Net cash used for investing activities	(2,389)	(33,063)	(2,399)	(37,851)

Cash flows from financing activities:
Repurchase of senior notes	(4,726)	0	0	(4,726)
Payment on debt	(25,000)	0	0	(25,000)
Proceeds from exercise of stock options	1,142	0	0	1,142
Payment of financing fees	(1,070)	0	0	(1,070)
Other, net	(441)	0	0	(441)
Net cash used for financing activities	(30,095)	0	0	(30,095)

Net decrease in cash and cash equivalents	(13,875)	(31)	(2,392)	(16,298)
Cash and cash equivalents, beginning of period	59,011	60	2,587	61,658
Cash and cash equivalents, end of period	$45,136	$29	$195	$45,360

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Nine Months Ended September 30, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(27,363)	$56,385	$1,146	$30,168

Cash flows from investing activities:
Capital expenditures	(3,617)	(56,527)	0	(60,144)
Other, net	7	97	0	104
Net cash used for investing activities	(3,610)	(56,430)	0	(60,040)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,537	0	0	3,537
Excess tax benefit from stock options exercised	4,131	0	0	4,131
Other, net	(482)	0	0	(482)
Net cash provided by financing activities	7,186	0	0	7,186

Net (decrease) increase in cash and cash equivalents	(23,787)	(45)	1,146	(22,686)
Cash and cash equivalents, beginning of period	57,285	63	977	58,325
Cash and cash equivalents, end of period	$33,498	$18	$2,123	$35,639

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

The following table provides highlights for the quarter ended September 30, 2009, compared to 2008 (amounts in thousands):
	Three months ended September 30,
	2009	2008
Net sales	$141,496	$255,463
Gross profit (loss)	(3,030)	37,423
Income (loss) from operations	(15,766)	21,263
Net income (loss)	(11,113)	10,303

Quarter:  The Company recorded sales of $141.5 million for the third quarter of 2009, which were 45% lower than the third quarter 2008 sales of $255.5 million.  The lower sales levels resulted from reduced demand for the Company’s products, as many of the Company’s major customers implemented extended shutdowns during the period as a consequence of the worldwide recession and economic crisis.  Titan in turn scheduled extended shutdowns at its production facilities to manage lower demand during the quarter.  These events had a significant impact on Titan’s agricultural sales, which were down approximately 41%, and earthmoving/construction sales, which were down approximately 57%, when comparing quarter over quarter.

The following operating results were primarily related to the significantly lower sales levels.  The Company’s loss from operations was $(15.8) million for the third quarter of 2009, compared to income from operations of $21.3 million in 2008.  Net loss was $(11.1) million for the quarter, compared to net income of $10.3 million in 2008.  Basic loss per share was $(.32) in for the three months ended September 30, 2009, compared to earnings per share of $.30 in 2008.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides highlights for the nine months ended September 30, 2009, compared to 2008 (amounts in thousands):
	Nine months ended September 30,
	2009	2008
Net sales	$581,083	$778,102
Gross profit	56,779	111,713
Income from operations	11,231	61,772
Net income	1,838	31,743

Year-to-date:  The Company recorded sales of $581.1 million for the nine months ended September 30, 2009, as compared to $778.1 million in 2008.  The lower sales levels resulted from reduced demand for the Company’s products, as many of the Company’s major customers implemented extended shutdowns during the third quarter of 2009 as a consequence of the worldwide recession and economic crisis.  Titan in turn scheduled extended shutdowns at its production facilities to manage lower demand during the third quarter.  These events had a significant impact on Titan’s agricultural year-to-date sales, which were down approximately 16%, and earthmoving/construction year-to-date sales, which were down approximately 49%, when comparing to the first nine months of 2008.

The following operating results were primarily related to the lower sales levels.  Titan’s income from operations was $11.2 million for the nine months ended September 30, 2009, as compared to $61.8 million in 2008.  Net income was $1.8 million for the nine months ended September 30, 2009, as compared to $31.7 million in 2008.  Basic earnings per share were $.05 for the nine months ended September 30, 2009, compared to $.92 in 2008.

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

Impairment of Goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  The Company had goodwill of $11.7 million at September 30, 2009.  Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment.  Should unforeseen events occur or operating trends continue, impairment losses could occur.  Due to the difficult nature of predicting future markets and business outcomes, the Company cannot always anticipate or predict when a goodwill impairment loss may be required by the Company in the future.

Income taxes
Deferred income tax provisions are determined using the liability method whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax basis of assets and liabilities.  The Company assesses the realizability of its deferred tax asset positions and recognizes and measures uncertain tax positions in accordance with ASC 740 Income Taxes.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  During the first nine months of 2009, the Company contributed cash funds of $0.1 million to its frozen pension plans.  Titan expects to contribute approximately $0.1 million to these frozen defined pension plans during the remainder of 2009.  For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 21 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2008.

RESULTS OF OPERATIONS
Highlights for the three and nine months ended September 30, 2009, compared to 2008 (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2008	2008
Net sales	$141,496	$255,463	$581,083	$778,102
Cost of sales	144,526	218,040	524,304	666,389
Gross profit (loss)	(3,030)	37,423	56,779	111,713
Gross profit margin	(2.1)%	14.6%	9.8%	14.4%

Net Sales
Quarter:  Net sales for the quarter ended September 30, 2009, were $141.5 million, compared to $255.5 million in 2008.  The lower sales levels resulted from reduced demand for the Company’s products, as many of the Company’s major customers implemented extended shutdowns during the period as a consequence of the worldwide recession and economic crisis.  Titan in turn scheduled extended shutdowns at its production facilities to manage lower demand during the quarter.  These events had a significant impact on Titan’s agricultural sales, which were down approximately 41%, and earthmoving/construction sales, which were down approximately 57%, when comparing quarter over quarter.

Year-to-date:  Net sales for the nine months ended September 30, 2009, were $581.1 million, compared to 2008 net sales of $778.1 million.  The lower sales levels resulted from reduced demand for the Company’s products, as many of the Company’s major customers implemented extended shutdowns during the third quarter of 2009 as a consequence of the worldwide recession and economic crisis.  Titan in turn scheduled extended shutdowns at its production facilities to manage lower demand during the third quarter.  These events had a significant impact on Titan’s agricultural year-to-date sales, which were down approximately 16%, and earthmoving/construction year-to-date sales, which were down approximately 49%, when comparing to the first nine months of 2008.

Cost of Sales and Gross Profit (Loss)
Quarter:  Cost of sales was $144.5 million and $218.0 million for the quarters ended September 30, 2009 and 2008, respectively.  The cost of sales decreased as a result of the significantly lower sales levels.

Gross loss for the third quarter of 2009 was $(3.0) million or (2.1)% of net sales, compared to gross profit of $37.4 million or 14.6% of net sales for the third quarter of 2008.  In response to significantly lower demand from customers, Titan scheduled extended shutdowns at all Company production facilities during the third quarter of 2009.  These extended shutdowns, in conjunction with lower production levels when operating, drastically reduced the Company’s manufacturing efficiencies.  These lower efficiencies resulted in the gross profit reduction.

Year-to-date:  Cost of sales was $524.3 million for the nine months ended September 30, 2009, compared to $666.4 million in 2008.  The cost of sales decreased as a result of the significantly lower sales levels.

Gross profit for the nine months ended September 30, 2009, was $56.8 million or 9.8% of net sales, compared to $111.7 million or 14.4% of net sales in 2008.  The gross profit margin decreased primarily as the result of extended production facility shutdowns and the resulting reduction in manufacturing efficiencies in the third quarter.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Selling, general and administrative	$11,272	$13,789	$39,425	$43,155
Percentage of net sales	8.0%	5.4%	6.8%	5.5%

Quarter:  Selling, general and administrative (SG&A) expenses for the third quarter of 2009 were $11.3 million or 8.0% of net sales, compared to $13.8 million or 5.4% of net sales for 2008.  SG&A expenses were down primarily as the result of lower professional fees.  The Company’s third quarter 2009 SG&A expense was lower than that of the previous year’s quarter.  However, when the SG&A expenses are expressed as a percentage of net sales, the percentage is higher due to the significantly lower sales levels.

Year-to-date:  Expenses for SG&A for the nine months ended September 30, 2009, were $39.4 million or 6.8% of net sales, compared to $43.2 million or 5.5% of net sales in 2008.  SG&A expenses were down primarily as the result of lower professional fees.  The Company’s SG&A expense for the first nine months of 2009 was lower than that of the previous year’s first nine months.  However, when the SG&A expenses are expressed as a percentage of net sales, the percentage is higher due to the lower sales levels.

Royalty Expense
Royalty expense was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Royalty expense	$1,464	$2,371	$6,123	$6,786

The Company has a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.

Quarter:  Royalty expenses recorded were $1.5 million and $2.4 million for the quarters ended September 30, 2009 and 2008, respectively.  As sales subject to the license agreement have decreased, the Company’s third quarter 2009 royalty expense has decreased when compared to the previous year’s quarter.

Year-to-date: Year-to-date royalty expenses recorded were $6.1 million and $6.8 million for the nine months ended September 30, 2009 and 2008, respectively.  As sales subject to the license agreement have decreased, the Company’s royalty expense for the first nine months of 2009 has decreased when compared to the previous year’s first nine months.

Income (Loss) from Operations
Income (loss) from operations was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Income (loss) from operations	$(15,766)	$21,263	$11,231	$61,772
Percentage of net sales	(11.1)%	8.3%	1.9%	7.9%

Quarter: Loss from operations for the third quarter of 2009 was $(15.8) million or (11.1)% of net sales, compared to income from operations of $21.3 million or 8.3% of net sales in 2008.  The reduction in income from operations was the net result of the items previously discussed in the sales, cost of sales, administrative and royalty line items.

Year-to-date:  Income from operations for the nine months ended September 30, 2009, was $11.2 million or 1.9% of net sales, compared to $61.8 million or 7.9% of net sales in 2008.  The reduction in income from operations was the net result of the items previously discussed in the sales, cost of sales, administrative and royalty line items.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense
Interest expense was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest expense	$3,997	$3,734	$11,819	$11,426

Quarter: Interest expense was $4.0 million and $3.7 million for the quarters ended September 30, 2009 and 2008, respectively.  The Company’s third quarter 2009 interest expense has remained relatively consistent with that of the previous year’s quarter.

Year-to-date: Year-to-date interest expense was $11.8 million and $11.4 million for the nine months ended September 30, 2009 and 2008, respectively.  The Company’s interest expense for the first nine months of 2009 has remained relatively consistent with that of the previous year’s corresponding period.

Other Income (Expense)
Other income (expense) was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Other income (expense)	$644	$(358)	$2,700	$2,559

Quarter:  Other income was $0.6 million for the quarter ended September 30, 2009, as compared to other expense of $(0.4) million for the quarter ended September 30, 2008.

Year-to-date:  Other income was $2.7 million for nine months ended September 30, 2009, as compared to $2.6 million in 2008.  Dividend income of zero and $1.2 million from the Titan Europe Plc investment was recorded in the nine months ended September 30, 2009 and 2008, respectively.  Interest income included in other income was $0.1 million and $1.2 million for the nine months ended September 30, 2009 and 2008, respectively.  The nine months ended September 30, 2009, includes a $1.4 million gain on senior note repurchases.

Income Taxes
Income taxes were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Income tax provision (benefit)	$(8,006)	$6,868	$274	$21,162

Quarter:  The Company recorded income tax benefit of $(8.0) million for the three months ended September 30, 2009, as compared to income tax provision of $6.9 million in 2008.  The Company’s effective income tax rate was 42% and 40% for the quarters ended September 30, 2009 and 2008, respectively.

Year-to-date:  Income tax provision for the nine months ended September 30, 2009 and 2008, was $0.3 million and $21.2 million, respectively.  The Company’s effective income tax rate was 13% and 40% for the nine months ended September 30, 2009 and 2008, respectively.  The 2009 effective income tax rate was impacted by a reduction to the Company’s income tax provision of $0.5 million that related to one of the Company’s foreign subsidiaries.  At this time, Titan currently projects a full year 2009 tax rate of approximately 40% for the Company.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net Income (Loss)
Net income (loss) was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$(11,113)	$10,303	$1,838	$31,743

Quarter:  Net loss for the quarter ended September 30, 2009, was $(11.1) million, compared to net income of $10.3 million in 2008.  For the quarters ended September 30, 2009 and 2008, basic and diluted earnings per share were $(.32) and $.30, respectively.  The Company’s net income and earnings per share were lower due to the items previously discussed.

Year-to-date:  Net income for the nine months ended September 30, 2009 and 2008, was $1.8 million and $31.7 million, respectively.  For the nine months ended September 30, 2009 and 2008, basic earnings per share were $.05 and $.92, respectively, and diluted earnings per share were $.05 and $.91, respectively.  The Company’s net income and earnings per share were lower due to the items previously discussed.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$105,426	$179,162	$453,098	$538,263
Gross profit (loss)	(522)	23,633	48,400	68,714
Income (loss) from operations	(3,775)	19,465	35,530	57,918

Quarter:  Net sales in the agricultural market were $105.4 million for the quarter ended September 30, 2009, down approximately 41%, as compared to $179.2 million in 2008.  The lower sales levels resulted from reduced demand for the Company’s products, as many of the Company’s major customers implemented extended shutdowns during the period as a consequence of the worldwide recession and economic crisis.  Titan in turn scheduled extended shutdowns at its production facilities to manage lower demand during the quarter.

Gross loss in the agricultural market was $(0.5) million for the quarter ended September 30, 2009, as compared to gross profit of $23.6 million in 2008.  Loss from operations in the agricultural market was $(3.8) million for the quarter ended September 30, 2009, as compared to income from operations of  $19.5 million in 2008.  The reduction in gross profit and income from operations in the agricultural market was primarily attributed to lower farm equipment sales and the corresponding reduction in manufacturing efficiencies.

Year-to-date:  Net sales in the agricultural market were $453.1 million for the nine months ended September 30, 2009, down approximately 16%, as compared to $538.3 million in 2008.  The lower sales levels resulted from reduced demand for the Company’s products, as many of the Company’s major customers implemented extended shutdowns during the third quarter of 2009 as a consequence of the worldwide recession and economic crisis.  Titan in turn scheduled extended shutdowns at its production facilities to manage lower demand during the third quarter.

Gross profit in the agricultural market was $48.4 million for the nine months ended September 30, 2009, as compared to $68.7 million in 2008.  Income from operations in the agricultural market was $35.5 million for the nine months ended September 30, 2009, as compared to $57.9 million in 2008.  The reduction in gross profit and income from operations in the agricultural market was primarily attributed to lower farm equipment sales and the corresponding reduction in manufacturing efficiencies.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Earthmoving/Construction Segment Results
Earthmoving/Construction segment results were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$30,732	$71,287	$113,085	$221,591
Gross profit (loss)	(1,815)	11,072	8,727	38,658
Income (loss) from operations	(2,951)	9,454	3,711	32,649

Quarter:  The Company’s earthmoving/construction market net sales were $30.7 million for the quarter ended September 30, 2009, down approximately 57%, as compared to $71.3 million in 2008.  The lower sales levels resulted from reduced demand for the Company’s products, as many of the Company’s major customers implemented extended shutdowns during the period as a consequence of the worldwide recession and economic crisis.  Titan in turn scheduled extended shutdowns at its production facilities to manage lower demand during the quarter.  Also negatively impacting this segment was the large reduction in the construction market related to commercial, residential and infrastructure.

Gross loss in the earthmoving/construction market was $(1.8) million for the quarter ended September 30, 2009, as compared to gross profit of $11.1 million in 2008.  Loss from operations in the earthmoving/construction market was $(3.0) million for the quarter ended September 30, 2009, as compared to income from operations of $9.5 million in 2008.  Gross profit and income from operations declined as a result of the major sales contraction and the corresponding reduction in manufacturing efficiencies.

Year-to-date:  The Company’s earthmoving/construction market net sales were $113.1 million for the nine months ended September 30, 2009, down approximately 49%, as compared to $221.6 million in 2008.  The lower sales levels resulted from reduced demand for the Company’s products, as many of the Company’s major customers implemented extended shutdowns during the third quarter of 2009 as a consequence of the worldwide recession and economic crisis.  Titan in turn scheduled extended shutdowns at its production facilities to manage lower demand during the third quarter.  Also negatively impacting this segment was the large reduction in the construction market related to commercial, residential and infrastructure.

Gross profit in the earthmoving/construction market was $8.7 million for the nine months ended September 30, 2009, as compared to $38.7 million in 2008.  Income from operations in the earthmoving/construction market was $3.7 million for the nine months ended September 30, 2009, as compared to $32.6 million in 2008.  Gross profit and income from operations declined as a result of the major sales contraction and the corresponding reduction in manufacturing efficiencies.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$5,338	$5,014	$14,900	$18,248
Gross profit (loss)	(142)	1,008	1,254	3,438
Income (loss) from operations	(282)	854	842	2,913

Quarter:  Consumer market net sales were $5.3 million for the quarter ended September 30, 2009, as compared to $5.0 million in 2008.  Titan’s consumer sales appear to have stabilized at these reduced sales levels during the third quarter of 2009.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Gross loss from the consumer market was $(0.1) million for the quarter ended September 30, 2009, as compared to gross profit of $1.0 million in 2008.  Consumer market loss from operations was $(0.3) million for the quarter ended September 30, 2009, as compared to income from operations of $0.9 million for 2008.  Gross profit and income from operations declined as a result of reduced manufacturing efficiencies related to the extended shutdowns in the 2009 quarter.

Year-to-date:  Consumer market net sales were $14.9 million for the nine months ended September 30, 2009, down approximately 18%, as compared to $18.2 million in 2008.  The reduction in consumer market sales is attributed to the large contraction in consumer discretionary spending resulting from the recession and economic crisis.

Gross profit from the consumer market was $1.3 million for the nine months ended September 30, 2009, as compared to $3.4 million in 2008.  Consumer market income from operations was $0.8 million for the nine months ended September 30, 2009, as compared to $2.9 million for 2008.  Gross profit and income from operations declined primarily as a result of reduced manufacturing efficiencies related to the third quarter 2009 extended shutdowns.

Segment Summary (Amounts in thousands)

Quarter
Three months ended September 30, 2009	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$105,426	$30,732	$5,338	$0	$141,496
Gross loss	(522)	(1,815)	(142)	(551)	(3,030)
Loss from operations	(3,775)	(2,951)	(282)	(8,758)	(15,766)

Three months ended September 30, 2008
Net sales	$179,162	$71,287	$5,014	$0	$255,463
Gross profit	23,633	11,072	1,008	1,710	37,423
Income (loss) from operations	19,465	9,454	854	(8,510)	21,263

Year-to-Date
Nine months ended September 30, 2009	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$453,098	$113,085	$14,900	$0	$581,083
Gross profit (loss)	48,400	8,727	1,254	(1,602)	56,779
Income (loss) from operations	35,530	3,711	842	(28,852)	11,231

Nine months ended September 30, 2008
Net sales	$538,263	$221,591	$18,248	$0	$778,102
Gross profit	68,714	38,658	3,438	903	111,713
Income (loss) from operations	57,918	32,649	2,913	(31,708)	61,772

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Corporate Expenses

Quarter
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $8.8 million for the three months ended September 30, 2009, as compared to $8.5 million for 2008.

Corporate expenses for the three months ended September 30, 2009, were composed of selling and marketing expenses of approximately $4 million and administrative expenses of approximately $5 million.

Corporate expenses for the three months ended September 30, 2008, were composed of selling and marketing expenses of approximately $5 million and administrative expenses of approximately $4 million.

Year-to-Date
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $28.9 million for the nine months ended September 30, 2009, as compared to $31.7 million for 2008.

Corporate expenses for the nine months ended September 30, 2009, were composed of selling and marketing expenses of approximately $13 million and administrative expenses of approximately $16 million.

Corporate expenses for the nine months ended September 30, 2008, were composed of selling and marketing expenses of approximately $15 million and administrative expenses of approximately $17 million.

The lower corporate expenses for the nine months ended September 30, 2009, as compared to 2008 resulted from costs reductions and reduced spending due to the lower sales levels.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of September 30, 2009, the Company had $45.4 million of cash balances within various bank accounts.  This cash balance decreased by $16.3 million from December 31, 2008, due to the following cash flow items.

(amounts in thousands)
	September 30,	December 31,
	2009	2008
Cash	$45,360	$61,658

Operating cash flows
Summary of cash flows from operating activities (amounts in thousands):
	Nine months ended September 30,
	2009	2008	Change
Net income	$1,838	$31,743	$(29,905)
Depreciation and amortization	24,759	21,543	3,216
Deferred income tax provision	550	7,537	(6,987)
Accounts receivable	46,326	(50,080)	96,406
Inventories	22,473	(15,651)	38,124
Accounts payable	(40,483)	40,954	(81,437)
Other operating activities	(3,815)	(5,878)	2,063
Cash provided by operating activities	$51,648	$30,168	$21,480

In the first nine months of 2009, operating activities provided cash of $51.6 million.  Net income included in operating activities was $1.8 million.  Operating cash flows were primarily provided by a lower accounts receivable balance of $46.3 million and a lower inventory balance of $22.5 million.  Included in net income were noncash charges of $24.8 million for depreciation and amortization.  Positive cash flows were offset by a decrease in the accounts payable balance of $40.5 million.  Accounts receivable and accounts payable were lower as a result of lower sales during the third quarter of 2009.  Inventories were lower as the Company made a concerted effort to bring inventory levels in line with the reduced sales levels.

In the first nine months of 2008, operating activities provided cash of $30.2 million.  This cash was primarily provided by net income of $31.7 million and a higher accounts payable balance of $41.0 million.  Included in net income were noncash charges of $21.5 million for depreciation and amortization and a $7.5 million deferred income tax provision.  Positive cash flows were offset by an increase in the accounts receivable balance of $50.1 million due to record sales levels and an increase in inventories of $15.7 million.

Operating cash flows increased $21.5 million when comparing the nine months ended September 30, 2009, to the nine months ended September 30, 2008.  Net income in the first nine months of 2009 decreased $29.9 million from the first nine months of 2008.  When comparing the first nine months of 2009 to the first nine months of 2008, cash flows from accounts receivable increased by $96.4 million and cash flows from accounts payable decreased by $81.4 million.  These large changes are the result of increasing sales during the first nine months of 2008 with corresponding increases in accounts receivable and accounts payable, while the first nine months of 2009 were a period of reduced sales with corresponding decreases in accounts receivable and accounts payable.  When comparing the first nine months of 2009 to the first nine months of 2008, cash flows from inventories increased $38.1 million.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Investing cash flows

Summary of cash flows from investing activities:
(amounts in thousands)	Nine months ended September 30,
	2009	2008	Change
Capital expenditures	$(36,482)	$(60,144)	$23,662
Other investing activities	(1,369)	104	(1,473)
Cash used for investing activities	$(37,851)	$(60,040)	$22,189

Net cash used for investing activities was $37.9 million in the first nine months of 2009, as compared to $60.0 million in the first nine months of 2008.  The Company invested a total of $36.5 million in capital expenditures in the first nine months of 2009, compared to $60.1 million in 2008.  Of the $36.5 million of capital expenditures in the first nine months of 2009, approximately $22 million related to the Company’s Giant OTR Project.  The remaining expenditures represent various equipment purchases and improvements to enhance production capabilities.  Other investing activities in the first nine months of 2009 relate primarily to the Company’s $2.4 million purchase of additional shares in Titan Europe Plc.

Financing cash flows

Summary of cash flows from financing activities:
(amounts in thousands)	Nine months ended September 30,
	2009	2008	Change
Repurchase of senior notes	$(4,726)	$0	$(4,726)
Payment on debt	(25,000)	0	(25,000)
Proceeds from exercise of stock options	1,142	3,537	(2,395)
Excess tax benefit from option exercise	86	4,131	(4,045)
Payment of financing fees	(1,070)	0	(1,070)
Other financing activities	(527)	(482)	(45)
Cash (used for) provided by financing activities	$(30,095)	$7,186	$(37,281)

In the first nine months of 2009, cash of $30.1 million was used for financing activities.  This cash was primarily used for payment on debt of $25.0 million and repurchase of senior notes of $4.7 million.

In the first nine months of 2008, cash of $7.2 million was provided by financing activities.  This cash was primarily provided by $3.5 million in proceeds from the exercise of stock options and $4.1 million of excess tax benefit from stock options exercised.

Financing cash flows decreased $37.3 million when comparing the first nine months of 2009 to the first nine months of 2008.  This cash flow reduction resulted primarily from payment on debt and repurchase of senior notes in 2009.

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

These covenants and restrictions could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.  The failure by Titan to meet these covenants could result in the Company ultimately being in default on this loan agreement.

The Company is in compliance with these covenants and restrictions as of September 30, 2009.  The collateral coverage was calculated to be approximately 81 times the outstanding revolver balance at September 30, 2009.

The fixed charge coverage ratio did not apply for the quarter ended September 30, 2009.  The credit facility usage was $5.0 million at September 30, 2009, consisting exclusively of letters of credit of $5.0 million with no cash borrowings.

Other Issues
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.  Historically, Titan tends to experience higher sales demand in the first and second quarters.

Liquidity Outlook
At September 30, 2009, the Company had $45.4 million of cash and cash equivalents and $145.0 million of unused availability under the terms of its credit facility.  The availability under the Company’s $150 million credit facility was reduced by $5.0 million for letters of credit.

The Company estimates that total commitments from inception related to the Giant OTR Project at this time are approximately $105 million, of which approximately $104 million has been disbursed through September 30, 2009.  Additional capital expenditure commitments may be incurred through 2009 as the Giant OTR Project moves to completion.  The final cost of these additional Giant OTR capital items have not been finalized at this time.  However, the Company currently does not anticipate that additional Giant OTR capital items would exceed approximately $5 million.

The Company currently anticipates that cash on hand and anticipated internal cash flows from operations will allow the Company sufficient funds for completion of the Giant OTR Project.  In addition to the Giant OTR Project, Titan estimates approximately $3 million of capital expenditures for other projects for the remainder of the 2009 year.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

MARKET CONDITIONS AND OUTLOOK

The magnitude and duration of this worldwide recession and economic crisis makes it extremely difficult to forecast future sales levels.  In the first nine months of 2009, Titan experienced sales decline across the board.  This decline was more severe in the third quarter.  Titan expects to continue to experience sales declines in each of the Company’s markets for the remainder of 2009.  Although the short-term outlook is for continued sales declines, the Company has seen signs that the market may currently be experiencing the bottom of the cycle.  The Company is cautiously optimistic that sales may move higher in the latter part of 2010.

Energy, raw material and petroleum-based product costs have been exceptionally volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK

Agricultural market sales are forecasted to be lower in the final quarter of 2009 when compared to the record sales levels in 2008.  Commodity prices have declined from last year’s highs, but remain above the long-term average.  The gradual increase in the use of biofuels may help sustain future production.  However, the magnitude and duration of the worldwide economic crisis makes it extremely difficult to forecast future sales levels.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.  For the remainder of 2009, the Company expects challenging conditions for the agricultural market.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK

Sales for the earthmoving/construction market are expected to be significantly lower for the remainder of 2009 as a result of the worldwide economic crisis.  The magnitude and duration of this crisis makes it extremely difficult to forecast future sales levels.  Metals, oil and gas prices have retreated from last year’s highs as a result of the economic crisis.  In the long-term, these prices are expected to return to levels that are attractive for continued investment, which should help support future earthmoving and mining sales.  However, many producers are currently delaying new investments which are affecting current year sales.  The significant decline in the United States housing market continues to cause a major reduction in demand for equipment used for construction.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and the current banking and credit crisis.  For the remainder of 2009, the Company expects difficult conditions for the earthmoving/construction market.

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

OTHER EVENTS

In September 2009, Titan signed a letter of intent with The Goodyear Tire & Rubber Company to purchase certain farm tire assets, including the Goodyear Dunlop Tires France (GDTF) Amiens North factory.  This agreement is non-binding and will be subject to GDTF’s satisfactory completion of a social plan related to a consumer tire activity at the Amiens North facility, along with completion of due diligence, a definitive acquisition agreement and other standard acquisition approval requirements.  At this time, the due diligence process continues.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

NEW ACCOUNTING STANDARDS

Accounting Guidance on Business Combinations
In January 2009, the Company adopted revised accounting guidance on business combinations.  This guidance requires an acquirer to recognize assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  The adoption of this guidance had no material effect on the Company’s financial position, results of operations or cash flows.

Accounting Guidance on Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the Financial Accounting Standards Board (FASB) issued accounting guidance on interim disclosures about fair value of financial instruments.  This guidance amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance also amends previous guidance to require disclosures in summarized financial information at interim reporting periods.  This guidance was effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance had no material effect on the Company’s financial position, results of operations or cash flows.

Accounting Guidance on Other-Than-Temporary-Impairments
In April 2009, accounting guidance on recognition and presentation of other-than-temporary impairments was issued.  This guidance amends the other-than-temporary impairment guidance in U.S. Generally Accepted Accounting Principles (GAAP) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This guidance was effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance had no material effect on the Company’s financial position, results of operations or cash flows.

Accounting Guidance on Subsequent Events
In June 2009, the Company adopted accounting guidance on subsequent events.  The objective of this guidance was to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This guidance was effective for interim periods ending after June 15, 2009.  The adoption of this guidance had no material effect on the Company’s financial position, results of operations or cash flows.

Accounting Guidance on Accounting Standards Codification and Generally Accepted Accounting Principles
In June 2009, FASB issued accounting guidance on the FASB Accounting Standards Codification (Codification) and the hierarchy of GAAP.  This guidance establishes the Codification as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this guidance had no material effect on the Company’s financial position, results of operations or cash flows.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	October 28, 2009	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KENT W. HACKAMACK
Kent W. Hackamack
Vice President of Finance and Treasurer
(Principal Financial Officer)