Form 10-K
period 2009-12-31
TITAN INTERNATIONAL INC
filed 2010-02-25
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12936

TITAN INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Illinois	36-3228472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $240 million based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2009.

As of February 15, 2010, a total of 35,275,510 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 13, 2010, are incorporated by reference into Part III of this Form 10-K.

TITAN INTERNATIONAL, INC.

PART I
ITEM 1 – BUSINESS

INTRODUCTION
Titan International, Inc. and its subsidiaries (Titan or the Company) hold the unique position of manufacturing both wheels and tires for its target markets.  As a leading manufacturer in the off-highway industry, Titan produces a broad range of specialty products to meet the specifications of original equipment manufacturers (OEMs) and aftermarket customers in the agricultural, earthmoving/construction and consumer markets.  Titan’s earthmoving/ construction market includes wheels and tires supplied to the mining industry, while the consumer market includes products for all-terrain vehicles (ATVs) and recreational/utility trailers.

As one of the few companies dedicated to off-highway wheel and tire products, Titan’s engineering and manufacturing resources are focused on designing quality products that address the real-life concerns of our end-users.  Titan’s team of experienced engineers continually works on new and improved engineered products that evolve with today’s applications for the off-highway wheel and tire markets.

•	History
Titan traces its roots to the Electric Wheel Company in Quincy, Illinois, which was founded in 1890.  The Company was incorporated in 1983.  The Company has grown through two major asset acquisitions in recent years.  In 2005, Titan Tire Corporation, a subsidiary of the Company, acquired The Goodyear Tire & Rubber Company’s North American farm tire assets.  In 2006, Titan Tire Corporation of Bryan, a subsidiary of the Company, acquired the off-the-road (OTR) tire assets of Continental Tire North America, Inc.  These asset acquisitions have allowed Titan to achieve higher sales levels and enhance product offering in the Company’s target markets.

•	Market Sales
In 2009, Titan’s agricultural market sales represented 77% of net sales, the earthmoving/construction market represented 20% and the consumer market represented 3% of net sales.  For information concerning the revenues, certain expenses, income from operations and assets attributable to each of the segments in which the Company operates, see Note 26 to the consolidated financial statements of Titan, included in Item 8 herein.

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
The Company’s top customers, including global leaders in agricultural and construction equipment manufacturing, have been purchasing products from Titan or its predecessors for numerous years.  Customers including AGCO Corporation, Caterpillar Inc., CNH Global N.V., Deere & Company and Kubota Corporation have helped sustain Titan’s leadership in wheel, tire and assembly innovation.

BUSINESS STRATEGY
Titan’s business strategy is to continue its growth into the giant OTR market, increase its presence in the tire aftermarket, continue to improve operating efficiencies, maintain emphasis on new product development and explore possible additional strategic acquisitions.

•	Giant Mining Tire Product
In May 2007, Titan’s Board of Directors approved funding for the Company to increase OTR mining tire production capacity to include giant mining tires.  These giant tires offer an opportunity for a new product offering in the earthmoving marketplace.  The “Big Daddy” giant tire is approximately 13 feet tall and weighs in at approximately 12,500 pounds.  The Company began start-up production of these giant mining tires in the third quarter of 2008.

•	Increase Aftermarket Tire Business
The Company has concentrated on increasing its presence in the tire aftermarket, which historically has tended to be somewhat less cyclical than the OEM market.  The aftermarket also offers the potential for higher profit margins and is larger in most cases.

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

•	Enhance Design Capacity and New Product Development
Equipment manufacturers constantly face changing industry dynamics.  Titan directs its business and marketing strategy to understand and address the needs of its customers and demonstrate the advantages of its products.  In particular, the Company often collaborates with customers in the design of new and enhanced products.  Titan will occasionally recommend modified products to its customers based on its own market information.  These value-added services enhance Titan’s relationships with its customers.  The Company tests new designs and technologies and develops methods of manufacturing to improve product quality and performance.  Titan’s engineers recently introduced designs for giant mining wheels and tires, which went into start-up production in third quarter 2008.  These giant tires employ an innovative steel radial construction technology, new to the OTR tire industry, to enhance performance and durability.  Titan’s engineers are also working on a new 15-degree tire and wheel design for OTR and farm radial assemblies to improve tire and wheel life.

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

In September 2009, Titan signed a letter of intent with The Goodyear Tire & Rubber Company to purchase certain farm tire assets, including the Goodyear Dunlop Tires France (GDTF) Amiens North factory.  This agreement is non-binding and will be subject to GDTF’s satisfactory completion of a social plan related to consumer tire activity at the Amiens North facility, along with completion of due diligence, a definitive acquisition agreement and other standard acquisition approval requirements.  At this time, the due diligence process continues.  There is no assurance that definitive agreements will be executed or that the acquisition will be consummated.

AGRICULTURAL MARKET
Titan’s agricultural rims, wheels and tires are manufactured for use on various agricultural and forestry equipment, including tractors, combines, skidders, plows, planters and irrigation equipment, and are sold directly to OEMs and to the aftermarket through independent distributors, equipment dealers and Titan’s own distribution centers.  The wheels and rims range in diameter from 9 to 54 inches, with the 54-inch diameter being the largest agricultural wheel manufactured in North America.  Basic configurations are combined with distinct variations (such as different centers and a wide range of material thickness) allowing the Company to offer a broad line of products to meet customer specifications.  Titan’s agricultural tires range from approximately 1 foot to approximately 7 foot in outside diameter and from 5 to 44 inches in width.  The Company offers the added value of delivering a complete wheel and tire assembly to customers.

EARTHMOVING/CONSTRUCTION MARKET
The Company manufactures rims, wheels and tires for various types of OTR earthmoving, mining, military and construction equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, articulated dump trucks, load transporters, haul trucks and backhoe loaders.  The earthmoving/ construction market is often referred to as OTR, an acronym for off-the-road.  The Company provides OEM and aftermarket customers with a broad range of earthmoving/construction wheels ranging in diameter from 20 to 63 inches and in weight from 125 pounds to 7,000 pounds.  The 63-inch diameter wheel is the largest manufactured in North America for the earthmoving/construction market. Titan’s earthmoving/construction tires range from approximately 3 feet to approximately 13 feet in outside diameter and in weight from 50 pounds to 12,500 pounds.  The Company offers the added value of wheel and tire assembly for certain applications in the earthmoving/construction market.

CONSUMER MARKET
Titan builds select products for ATVs, turf, golf car and trailer applications.  Consumer wheels and rims range from 8 to 16 inches in diameter.  Likewise, Titan produces a variety of tires for the consumer market.  ATV tires using the new stripwinding manufacturing process have been introduced to the marketplace, which improves tread durability.  Titan’s sales in the consumer market include sales to Goodyear, which include an off-take/mixing agreement.  This agreement includes mixed stock, which is a prepared rubber compound used in tire production.  For the domestic boat, recreational and utility trailer markets, the Company provides wheels and tires and assembles brakes, actuators and components.  The Company also offers the value-added service of a wheel and tire assembly for the consumer market.

MARKET SALES
	Year ended December 31,
(Amounts in thousands)	2009		2008		2007
		% of Total		% of Total		% of Total
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Agricultural	$563,528	77%	$729,895	70%	$515,642	62%
Earthmoving/construction	144,589	20%	281,008	27%	277,206	33%
Consumer	19,482	3%	25,797	3%	44,173	5%
	$727,599		$1,036,700		$837,021

MARKET CONDITIONS OUTLOOK
The magnitude and duration of the worldwide recession and economic crisis makes it extremely difficult to forecast future sales levels.  In 2009, Titan experienced a sales decline across the board. This decline was more severe in the second half of the year.  Titan may experience possible sales declines in each of the Company’s markets for the first part of 2010.  Although the short-term outlook may include possible sales declines, the Company has seen signs that the market may currently be experiencing the bottom of the cycle.  The Company is cautiously optimistic that sales may move higher as Titan goes forward through 2010, however, there can be no assurance that the decline in sales will not continue.

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

RAW MATERIALS
Steel and rubber are the primary raw materials used by the Company in all segments.  To ensure a consistent steel supply, Titan purchases raw steel from key steel mills and maintains relationships with steel processors for steel preparation.  The Company is not dependent on any single producer for its steel supply.  Rubber and other raw materials for tire manufacture represent some of the Company’s largest commodity expenses.  Titan buys rubber in markets where there are usually several sources of supply.  In addition to the development of key domestic suppliers, the Company’s strategic procurement plan includes international steel and rubber suppliers to assure competitive price and quality in the global marketplace.  As is customary in the industry, the Company does not have long-term contracts for the purchase of steel or rubber and, therefore, purchases are subject to price fluctuations.

CAPITAL EXPENDITURES
Capital expenditures for 2009, 2008 and 2007 were $39.5 million, $80.0 million and $38.0 million, respectively.  Included in capital expenditures were amounts for the giant OTR project of approximately $23 million in 2009, approximately $60 million in 2008 and approximately $22 million in 2007.  The remaining capital expenditures in each year were used primarily for updating manufacturing equipment, expanding manufacturing capacity and for further automation at the Company’s facilities.  Capital expenditures for 2010 are forecasted to be approximately $12 million to $16 million.  These capital expenditures are anticipated to be used to enhance the Company’s existing facilities and manufacturing capabilities.

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

The Company pays a royalty relating to a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America.  Titan currently plans to continue using the Goodyear trademark until circumstances require a change.  The current term of the agreement with Goodyear is for the next three years.

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

RESEARCH, DEVELOPMENT AND ENGINEERING
The Company’s research, development and engineering staff tests original designs and technologies and develops new manufacturing methods to improve product performance.  These services enhance the Company’s relationships with its customers. Titan’s engineers recently introduced designs for giant OTR tires, which began start-up production in third quarter 2008.  These giant tires employ an innovative steel radial construction technology, new to the OTR tire industry, to enhance performance and durability.  Titan’s engineers are also working on a new 15-degree tire and wheel design for OTR and farm radial assemblies.  This revolutionary technology will simplify maintenance to minimize downtime, provide better air retention, simplify mounting and increase service life.  The Company continues to work on sidewall improvements including the LSW (low sidewall) tire design.  Research and development (R&D) expenses are expensed as incurred.  R&D costs were $8.9 million, $3.5 million and $1.7 million for the years of 2009, 2008 and 2007, respectively.

CUSTOMERS
Titan’s 10 largest customers accounted for approximately 54% of net sales for the year ended December 31, 2009, compared to approximately 51% for the year ended December 31, 2008.  Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction and consumer markets combined represented approximately 24% and 22% of the Company’s consolidated revenues for the years ended December 31, 2009 and 2008, respectively.  Net sales to CNH Global N.V. in Titan’s three markets represented approximately 13% and 12% of the Company’s consolidated revenues for the years ended December 31, 2009 and 2008, respectively.  No other customer accounted for more than 10% of the Company’s net sales in 2009 or 2008.  Management believes the Company is not totally dependent on any single customer; however, certain products are dependent on a few customers.  While the loss of any substantial customer could impact Titan’s business, the Company believes that its diverse product mix and customer base may minimize a longer-term impact caused by any such loss.

ORDER BACKLOG
As of January 31, 2010, Titan estimates $134 million in firm orders compared to $201 million at January 31, 2009, for the Company’s operations.  Orders are considered firm if the customer would be obligated to accept the product if manufactured and delivered pursuant to the terms of such orders.  The Company believes that the majority of the current order backlog will be filled during the present year.

INTERNATIONAL OPERATIONS
In accordance with Accounting Standards Codification (ASC) 320 Investments – Debt and Equity Securities, the Company records the Titan Europe Plc investment as an available-for-sale security and reports the investment at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of comprehensive income in stockholders’ equity.  Should the fair value decline below the cost basis, the Company would be required to determine if this decline is other than temporary.  If the decline in fair value were judged to be other than temporary, an impairment charge would be recorded.  The Company’s stock ownership interest in Titan Europe Plc was 22.9% at December 31, 2009, and 17.2% at December 31, 2008.  The fair value of the Company’s investment in Titan Europe Plc was $6.5 million and $2.6 million at December 31, 2009 and 2008.  Titan Europe Plc is publicly traded on the AIM market in London, England.

EMPLOYEES
At December 31, 2009, the Company employed approximately 2,400 people in the United States.  Approximately 46% of the Company’s employees in the United States were covered by collective bargaining agreements.  All of the Company’s labor agreements for its (i) Bryan, Ohio; (ii) Des Moines, Iowa; and (iii) Freeport, Illinois, facilities expire on November 19, 2010 for the employees covered by their respective collective bargaining agreements.  The Company believes employee relations are generally good.

EXPORT SALES
The Company had total aggregate export sales of approximately $82.7 million, $128.8 million and $77.0 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

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

CONVERTIBLE SENIOR SUBORDINATED NOTES DUE 2017
On December 21, 2009, the Company closed its offering of $172.5 million principal amount of 5.625% Convertible Senior Subordinated Notes due 2017 (Notes), which included the exercise in full of the initial purchasers’ option to purchase $22.5 million principal amount of additional Notes to cover over-allotments. The Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended and to other investors pursuant to another applicable exemption from registration.

Titan received net proceeds from the offering of approximately $166 million after deducting initial purchasers’ discounts and estimated offering expenses. Titan intends to use the proceeds from the offering for general corporate purposes, including financing potential future acquisitions and repayment of existing debt obligations.

The Notes will bear cash interest semiannually at an annual rate of 5.625%.  Upon conversion, the Company will deliver a number of shares of its common stock as described in the indenture.  The initial base conversion rate for the Notes is 93.0016 shares of Titan common stock per $1,000 principal amount of Notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of Notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The initial base conversion price represents a premium of 37.5% relative to the December 15, 2009, closing sale price of Titan common stock.

Titan will have the right to redeem the Notes in whole or in part at a specified redemption price on or after January 20, 2014 if the closing sale price of its common stock exceeds 130% of the base conversion price then in effect for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date of the redemption notice. The Notes will be subordinated in right of payment to Titan’s existing 8% senior notes due 2012.

NEW YORK STOCK EXCHANGE CERTIFICATION
The Company submitted to the New York Stock Exchange during fiscal 2009 the Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

AVAILABLE INFORMATION
The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are made available, without charge, through the Company’s website located at www.titan-intl.com as soon as reasonably practicable after they are filed with the Securities and Exchange Commission (SEC).  The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The following documents are also posted on the Company’s website:

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

•	The Company is exposed to price fluctuations of key commodities.
The Company does not generally enter into long-term commodity contracts and does not use derivative commodity instruments to hedge exposures to commodity market price fluctuations.  Therefore, the Company is exposed to price fluctuations of key commodities, which consist primarily of steel and rubber.  Although the Company attempts to pass on certain material price increases to its customers, there is no assurance that the Company will be able to do so in the future.  Any increase in the price of steel and rubber that is not passed on to customers could have an adverse material effect on Titan’s results of operations.

•	The Company relies on a limited number of suppliers.
The Company currently relies on a limited number of suppliers for certain key commodities, which consist primarily of steel and rubber, in the manufacturing of Titan products.  The loss of key suppliers or their inability to meet price, quality, quantity and delivery requirements could have a significant adverse impact on the Company’s results of operations.

•	The economic crisis and recession has and may continue to affect the Company and its customers.
The global economy has faced an extended worldwide recession and economic crisis.  This recession and economic crisis has put pressure on the liquidity of and demand from customers.  The resulting decrease in Titan’s sales has adversely affected results of operations.  The magnitude and duration of this recession and economic crisis make it extremely difficult to forecast future sales levels.  A continuation of the recession or worsening of the economic crisis could have an adverse material effect on Titan’s results of operations.

•	The Company’s revolving credit facility and debt obligation contain covenants.
The Company’s revolving credit facility and debt obligations contain covenants and restrictions.  In connection with the convertible senior subordinated note offering, Titan agreed to add an additional mutually agreeable covenant to the Company’s revolving credit facility, which is not yet in place.  These covenants and restrictions could limit Titan’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.  The failure to meet these items could result in the Company ultimately being in default.  Titan’s ability to comply with the covenants may be affected by events beyond its control, including prevailing economic, financial and industry conditions.

•	The Company operates in cyclical industries and is subject to numerous changes in the economy.
The Company sales are substantially dependent on three major industries: agricultural equipment, earthmoving/construction equipment and consumer products.  The business activity levels in these industries are subject to specific industry and general economic cycles.  Any downturn in these industries or the general economy could have an adverse material effect on Titan’s business.

The agricultural equipment industry is affected by crop prices, farm income and farmland values, weather, export markets and government policies. The earthmoving/construction industry is affected by the levels of government and private construction spending and replacement demand. The consumer products industry is affected by consumer disposable income, weather, competitive pricing, energy prices and consumer attitudes. In addition, the performance of these industries is sensitive to interest rate changes and varies with the overall level of economic activity.

•	The Company’s customer base is relatively concentrated.
The Company’s ten largest customers, which are primarily original equipment manufacturers (OEMs), accounted for approximately 54% of Titan’s net sales for 2009.  Net sales to Deere & Company and CNH Global N.V.  represented 24% and 13% , respectively, of total 2009 net sales.  No other customer accounted for more than 10% of net sales in 2009.  As a result, Titan’s business could be adversely affected if one of its larger customers reduces its purchases from Titan due to work stoppages or slow-downs, financial difficulties, as a result of termination provisions, competitive pricing or other reasons.  There is also continuing pressure from the OEMs to reduce costs, including the cost of products and services purchased from outside suppliers such as Titan.  The Company has had long-term relationships with major customers and expects to continue these relationships.  There can be no assurance that Titan will be able to maintain such ongoing relationships.  Any failure to maintain the Company’s relationship with a leading customer could have an adverse effect on results of operations.

•	The Company’s revenues are seasonal in nature due to Titan’s dependence on seasonal industries.
The agricultural, earthmoving/construction and recreational industries are seasonal, with typically lower sales during the second half of the year.  This seasonality in demand has resulted in fluctuations in the Company’s revenues and operating results.  Because much of Titan’s overhead expenses are fixed, seasonal trends can cause reductions in quarterly profit margins and financial condition, especially during slower periods.

•	The Company may be adversely affected by changes in government regulations and policies.
Domestic and foreign political developments and government regulations and policies directly affect the agricultural, earthmoving/construction and consumer products industries in the United States and abroad. Regulations and policies in the agricultural industry include those encouraging farm acreage reduction in the United States and granting ethanol subsidies. Regulations and policies relating to the earthmoving/ construction industry include the construction of roads, bridges and other items of infrastructure. The modification of existing laws, regulations or policies or the adoption of new laws, regulations or policies could have an adverse effect on any one or more of these industries and therefore on Titan’s business.

•	The Company is subject to corporate governance requirements, and costs related to compliance with, or failure to comply with, existing and future requirements could adversely affect Titan’s business.
The Company is subject to corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the Securities and Exchange Commission (SEC), the Public Company Accounting Oversight Board (PCAOB) and the New York Stock Exchange (NYSE). These laws, rules and regulations continue to evolve and may become increasingly restrictive in the future. Failure to comply with these laws, rules and regulations may have an adverse material effect on Titan’s reputation, financial condition and the value of the Company’s securities.

•	The Company faces substantial competition from domestic and international companies.
The Company competes with several domestic and international competitors, some of which are larger and have greater financial and marketing resources than Titan.  Titan competes primarily on the basis of price, quality, customer service, design capability and delivery time.  The Company’s ability to compete with international competitors may be adversely affected by currency fluctuations.  In addition, certain OEM customers could, under certain circumstances, elect to manufacture certain products to meet their own requirements or to otherwise compete with Titan.

There can be no assurance that Titan’s businesses will not be adversely affected by increased competition in the Company’s markets or that competitors will not develop products that are more effective or less expensive than Titan products or which could render certain products less competitive.  From time to time certain competitors have reduced prices in particular product categories, which has caused Titan to reduce prices. There can be no assurance that in the future Titan’s competitors will not further reduce prices or that any such reductions would not have a material adverse effect on Titan’s business.

•	The Company could be negatively impacted if Titan fails to maintain satisfactory labor relations.
At December 31, 2009, approximately 46% of Titan employees in the United States were covered by three collective bargaining agreements.  Upon the expiration of any of the collective bargaining agreements, however, Titan may be unable to negotiate new collective bargaining agreements on terms that are cost effective to the Company.  The business operations may be affected as a result of labor disputes or difficulties and delays in the process of renegotiating collective bargaining agreements.

In 1998, the employees in the Des Moines, Iowa, facility went on strike for approximately 40 months.  Titan’s labor agreements expire in November 2010.  The Company cannot be assured that there will not be any other labor disruptions or strikes at Titan facilities that adversely affect business.

•	Unfavorable outcomes of legal proceedings could adversely affect results of operations.
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

•	Acquisitions may require significant resources and/or result in significant losses, costs or liabilities.
Any future acquisitions will depend on the ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance those acquisitions.  Titan will also face competition for suitable acquisition candidates that may increase costs.  In addition, acquisitions require significant managerial attention, which may be diverted from current operations.  Furthermore, acquisitions of businesses or facilities entail a number of additional risks, including:

-   problems with effective integration of operations

-   the inability to maintain key pre-acquisition customer, supplier and employee relationships

-   the potential that expected benefits or synergies are not realized and operating costs increase

-   exposure to unanticipated liabilities

Many of these risks would be accentuated if Titan acquires businesses overseas due to the operations, employees and customers would largely be located outside of the United States and the Company’s acquisition strategy has recently focused on domestic businesses.  In September 2009, Titan signed a letter of intent with The Goodyear Tire & Rubber Company to purchase certain farm tire assets, including the Goodyear Dunlop Tires France (GDTF) Amiens North factory.  This agreement is non-binding and will be subject to GDTF’s satisfactory completion of a social plan related to consumer tire activity at the Amiens North facility, along with completion of due diligence, a definitive acquisition agreement and other standard acquisition approval requirements.  At this time, the due diligence process continues.  There is no assurance that definitive agreements will be executed or that the acquisition will be consummated.

Subject to the terms of indebtedness, the Company may finance future acquisitions with cash from operations, additional indebtedness and/or by issuing additional equity securities.  These commitments may impair the operation of Titan’s businesses.  In addition, the Company could face financial risks associated with incurring additional indebtedness such as reducing liquidity and access to financing markets and increasing the amount of cash flow required to service such indebtedness.

•	The Company has export sales and purchases raw material from foreign suppliers.
The Company had total aggregate export sales of approximately $82.7 million, $128.8 million and $77.0 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

Export Sales – Exports to foreign markets are subject to a number of special risks, including but not limited to risks with respect to currency exchange rates, economic and political destabilization, other disruption of markets and restrictive actions by foreign governments (such as restrictions on transfer of funds, export duties and quotas and foreign customs).  Other risks include changes in foreign laws regarding trade and investment; difficulties in obtaining distribution and support; nationalization; reforms of United States laws and policies affecting trade, foreign investment and loans; and foreign tax laws.  There can be no assurance that one, or a combination of these factors will not have a material adverse effect on the Company’s ability to increase or maintain its export sales.

Foreign Suppliers – The Company purchases raw materials from foreign suppliers.  The production costs, profit margins and competitive position of the Company are affected by the strength of the currencies in countries where Titan purchases goods, relative to the strength of the currencies in countries where the products are sold.  The Company’s results of operations, cash flows and financial position may be affected by fluctuations in foreign currencies.

•	The Company may be subject to product liability and warranty claims.
The Company warrants its products to be free of certain defects and accordingly may be subject in the ordinary course of business to product liability or product warranty claims.  Losses may result or be alleged to result from defects in Titan products, which could subject the Company to claims for damages, including consequential damages.  There can be no assurance that Company insurance will be adequate for liabilities actually incurred or that adequate insurance will be available on terms acceptable to the Company. Any claims relating to defective products that result in liability exceeding Titan’s insurance coverage could have a material adverse effect on financial condition and results of operations. Further, claims of defects could result in negative publicity against Titan, which could adversely affect the Company’s business.

•	The Company has incurred, and may incur in the future, net losses.
The Company reported net loss of $(24.6) million and $(7.2) million for the years ended December 31, 2009, and 2007, respectively.  As a result of the 2009 net loss, the Company has a net operating loss carryforward for income tax purposes.  If Titan would continue to incur net losses, the Company may not be able to realize the tax benefit of these net operating losses.

•	The Company is subject to risks associated with climate change and climate change regulations.
Governmental regulatory bodies in the United States and other countries have, or are, contemplating introducing regulatory changes in response to the potential impacts of climate change.  Laws and regulations regarding climate change and energy usage may impact the Company directly through higher costs for energy and raw materials.  The Company’s customers may also be affected by climate change regulations that may impact future purchases.  Physical climate change may potentially have a large impact on the Company’s two largest industry segments, agriculture and earthmoving/construction.  The potential impacts of climate change and climate change regulations are highly uncertain at this time, and the Company cannot anticipate or predict the material adverse effect on its consolidated financial condition, results of operations or cash flows as a result of climate change and climate change regulations.

•	The Company is subject to risks associated with environmental laws and regulations.
The Company’s operations are subject to federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials.  The Company’s operations entail risks in these areas, and there can be no assurance that Titan will not incur material costs or liabilities.  In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The Company’s properties are detailed by the location, size and focus of each facility as provided in the table below:

	Approximate square footage
Location	Owned	Leased	Use	Segment
Des Moines, Iowa	2,047,000		Manufacturing, distribution	All segments
Freeport, Illinois	1,202,000		Manufacturing, distribution	All segments
Quincy, Illinois	1,134,000		Manufacturing, distribution	All segments
Brownsville, Texas	993,000		Storage	See note (a)
Bryan, Ohio	714,000		Manufacturing, distribution	All segments
Greenwood, S. Carolina	110,000		Storage	See note (a)
Dublin, Georgia	20,000		Distribution	All segments
Saltville, Virginia	14,000	245,000	Manufacturing, distribution	Earthmoving/Construction
Natchez, Mississippi		1,203,000	Storage	See note (a)
Pendergrass, Georgia		120,000	Distribution	All segments
Elko, Nevada		4,000	Distribution	Earthmoving/Construction

(a)
The Brownsville, Greenwood and Natchez facilities are currently being used for storage.  The Company’s facilities in Brownsville, Texas; Greenwood, South Carolina, and Natchez, Mississippi, are not in operation.

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

No matters were submitted to the vote of security holders during the fourth quarter of 2009.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol TWI.  Titan executed a five-for-four stock split effective August 15, 2008.  All share and per share data, except shares authorized, have been adjusted to reflect the effect of the stock split for all periods presented.  On February 15, 2010, there were approximately 500 holders of record of Titan common stock and an estimated 6,500 beneficial stockholders.  The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE, as well as information concerning per share dividends declared for the periods indicated.

2009	High	Low	Dividends Declared
First quarter	$11.44	$3.05	$0.005
Second quarter	10.45	4.82	0.005
Third quarter	9.87	5.79	0.005
Fourth quarter	10.35	7.55	0.005

2008
First quarter *	$27.86	$19.36	$0.004
Second quarter *	36.31	24.53	0.004
Third quarter *	37.77	19.78	0.005
Fourth quarter	21.10	5.40	0.005

* Adjusted to reflect the five-for-four stock split that took place in 2008.

PERFORMANCE COMPARISON GRAPH
The performance graph compares cumulative total return for the Company’s common stockholders over the past five years against the cumulative total return of the Standard & Poor’s 600 Construction and Farm Machinery and Heavy Trucks Index, and against the Standard & Poor’s 500 Stock Index.  The graph depicts the value on December 31, 2009, of a $100 investment made on December 31, 2004, in Company common stock and each of the other two indices, with all dividends reinvested.  Titan’s common stock is traded on the NYSE under the symbol TWI.

	Fiscal Year Ended December 31,
	2004	2005	2006	2007	2008	2009
Titan International, Inc.	$100.00	$114.39	$133.77	$207.67	$68.59	$67.61
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11
S&P 600 Const. & Farm Machinery Index	100.00	127.11	171.42	216.03	136.11	147.58

ITEM 6 – SELECTED FINANCIAL DATA

The selected financial data presented below, as of and for the years ended December 31, 2009, 2008, 2007, 2006, and 2005, are derived from the Company’s consolidated financial statements, as audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and should be read in conjunction with the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and notes thereto.

(All amounts in thousands, except per share data)
	Year Ended December 31,
	2009	2008	2007	2006	2005
Net sales	$727,599	$1,036,700	$837,021	$679,454	$470,133
Gross profit	55,965	139,714	84,131	72,778	64,210
Noncash goodwill impairment charge	11,702	0	0	0	0
Income (loss) from operations	(18,894)	73,321	24,838	22,011	11,999
Noncash Titan Europe Plc charge	0	(37,698)	0	0	0
Noncash debt conversion charge	0	0	(13,376)	0	(7,225)
Income (loss) before income taxes	(32,002)	23,010	(3,884)	8,574	(2,885)
Net income (loss)	(24,645)	13,337	(7,247)	5,144	11,042
Net income (loss) per share – basic *	(.71)	.39	(.23)	.21	.49
Net income (loss) per share – diluted *	(.71)	.38	(.23)	.21	.48
Dividends declared per common share *	.020	.018	.016	.016	.016
* Adjusted to reflect the five-for-four stock split that took place in 2008.

(All amounts in thousands)	As of December 31,
	2009	2008	2007	2006	2005
Working capital	$375,144	$232,564	$239,985	$247,009	$157,984
Current assets	445,216	369,199	327,765	309,933	206,167
Total assets	736,463	654,782	590,495	585,126	440,756
Long-term debt (a)	366,300	200,000	200,000	291,266	190,464
Stockholders’ equity	261,953	279,188	272,522	187,177	167,813
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

FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements, including statements regarding, among other items:

•	Anticipated trends in the Company’s business

•	Future expenditures for capital projects

•	The Company’s ability to continue to control costs and maintain quality

•	Ability to meet financial covenants and conditions of loan agreements

•	The Company’s business strategies, including its intention to introduce new products

•	Expectations concerning the performance and success of the Company’s existing and new products

•	The Company’s intention to consider and pursue acquisition and divestiture opportunities

Readers of this Form 10-K should understand that these forward-looking statements are based on the Company’s expectations and are subject to a number of risks and uncertainties, including those in Item 1A, Part I of this report, “Risk Factors,” certain of which are beyond the Company’s control.

Actual results could differ materially from these forward-looking statements as a result of certain factors, including:

•	The effect of the economic crisis and recession on the Company and its customers and suppliers

•	Changes in the Company’s end-user markets as a result of world economic or regulatory influences

•	Changes in the marketplace, including new products and pricing changes by the Company’s competitors

•	Ability to maintain satisfactory labor relations

•	Unfavorable outcomes of legal proceedings

•	Availability and price of raw materials

•	Levels of operating efficiencies

•	Unfavorable product liability and warranty claims

•	Actions of domestic and foreign governments

•	Results of investments

•	Fluctuations in currency translations

•	Ability to secure financing at reasonable terms

•	Laws and regulations related to climate change

•	Risks associated with environmental laws and regulations

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

OVERVIEW
Titan International, Inc. and its subsidiaries are leading manufacturers of wheels, tires and assemblies for off-highway vehicles used in the agricultural, earthmoving/construction and consumer markets.  Titan’s earthmoving/ construction market also includes products supplied to the U.S. government, while the consumer market includes products for all-terrain vehicles (ATVs) and recreational/utility trailer applications.  Titan manufactures both wheels and tires for the majority of these market applications, allowing the Company to provide the value-added service of delivering complete wheel and tire assemblies.  The Company offers a broad range of products that are manufactured in relatively short production runs to meet the specifications of original equipment manufacturers (OEMs) and/or the requirements of aftermarket customers.

The Company’s major OEM customers include large manufacturers of off-highway equipment such as AGCO Corporation, Caterpillar Inc., CNH Global N.V., Deere & Company and Kubota Corporation, in addition to many other off-highway equipment manufacturers.  The Company distributes products to OEMs, independent and OEM-affiliated dealers, and through a network of distribution facilities.

The following table provides highlights for the year ended December 31, 2009, compared to 2008 (amounts in thousands):
	2009	2008
Net sales	$727,599	$1,036,700
Income (loss) from operations	(18,894)	73,321
Net income (loss)	(24,645)	13,337

The Company recorded sales of $727.6 million for 2009, which were approximately 30% lower than the 2008 sales of $1,036.7 million.  The significantly lower sales levels resulted from reduced demand for the Company’s products across the board, a consequence of the worldwide recession and global economic crisis.  Many of the Company’s major customers implemented extended shutdowns during the second half of 2009, Titan in turn extended shutdowns at its production facilities to manage the lower demand.  These items had a negative impact on Titan’s annual 2009 sales for the agricultural market, down approximately 23%, earthmoving/construction market, down approximately 49%, and consumer market, down approximately 24%, when compared to the previous year.

The following operating results were primarily related to the significantly lower sales levels and the associated negative impact on the Company’s operating margins as well as a noncash goodwill impairment charge of $11.7 million.  Loss from operations was $(18.9) million for 2009 compared to income from operations of $73.3 million for previous year.  Titan’s net loss was $(24.6) million for 2009 compared to net income of $13.3 million in 2008.  Diluted loss per share was $(.71) in 2009, compared to diluted earnings per share of $.38 in 2008.

SUBSEQUENT EVENTS

Special Meeting of Stockholders (Definitive proxy filed January 29, 2010)
A Special Meeting of Stockholders (Special Meeting) of Titan International, Inc. is to be held on March 4, 2010, at 10:00 a.m. Central Time, at the Holiday Inn, 4821 Oak Street, Quincy, IL 62305, to consider and act upon the following matters:

1)	To approve an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 60,000,000 shares to 120,000,000 shares; and

2)	To transact such other business as may properly come before the Special Meeting or any adjournments or postponements thereof.

The Company’s board of directors has fixed the “record date” to be the close of business on January 15, 2010.  Only those stockholders whose names appear of record at the Company’s close of business on January 15, 2010, as holders of record of the Company common stock, are entitled to receive notice of and to vote at the Special Meeting or any adjournments thereof.

RESULTS OF OPERATIONS
The following table sets forth the Company’s statement of operations expressed as a percentage of net sales for the periods indicated.  This table and subsequent discussions should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.
	As a Percentage of Net Sales
	Year ended December 31,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	92.3	86.5	89.9
Gross profit	7.7	13.5	10.1

Selling, general and administrative expenses	6.4	5.2	6.2
Research and development	1.2	0.3	0.2
Royalty expense	1.1	0.9	0.7
Noncash goodwill impairment charge	1.6	0.0	0.0
Income (loss) from operations	(2.6)	7.1	3.0

Interest expense	(2.2)	(1.5)	(2.3)
Noncash Titan Europe Plc charge	0.0	(3.6)	0.0
Noncash convertible debt conversion charge	0.0	0.0	(1.6)
Other income, net	0.4	0.2	0.4
Income (loss) before income taxes	(4.4)	2.2	(0.5)
Income tax provision (benefit)	(1.0)	0.9	0.4
Net income (loss)	(3.4)%	1.3%	(0.9)%

In addition, the following table sets forth components of the Company’s net sales classified by segment for the years ended December 31, (amounts in thousands):
	2009	2008	2007
Agricultural	$563,528	$729,895	$515,642
Earthmoving/Construction	144,589	281,008	277,206
Consumer	19,482	25,797	44,173
Total	$727,599	$1,036,700	$837,021

CONVERTIBLE SENIOR SUBORDINATED NOTES DUE 2017
On December 21, 2009, the Company closed its offering of $172.5 million principal amount of 5.625% Convertible Senior Subordinated Notes due 2017 (Notes), which included the exercise in full of the initial purchasers’ option to purchase $22.5 million principal amount of additional Notes to cover over-allotments. The Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended and to other investors pursuant to another applicable exemption from registration.

Titan received net proceeds from the offering of approximately $166 million after deducting initial purchasers’ discounts and estimated offering expenses. Titan intends to use the proceeds from the offering for general corporate purposes, including financing potential future acquisitions and repayment of existing debt obligations.

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

GIANT OTR PROJECT
In May 2007, Titan’s Board of Directors approved funding for the Company to increase giant OTR mining tire production capacity to include 57-inch and 63-inch giant radial tires (Giant OTR Project).  The Company began start-up production of these giant mining tires in the third quarter of 2008.

SENIOR UNSECURED CONVERTIBLE NOTES CONVERSION
In January 2007, the Company filed a registration statement relating to an offer to the holders of its 5.25% senior unsecured convertible notes due 2009 to convert their notes into Titan’s common stock at an increased conversion rate (Offer).  Per the Offer, each $1,000 principal amount of notes was convertible into 81.0000 shares of common stock, which is equivalent to a conversion price of approximately $12.35 per share.

In March 2007, the Company announced 100% acceptance of the conversion offer and the $81.2 million of accepted notes were converted into 6,577,200 shares of Titan common stock.  The Company recognized a noncash charge of $13.4 million in connection with this exchange in accordance with ASC 470-20 Debt – Debt with Conversion and Other Options.

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

Inventories
Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method in 2009 for approximately 74% of inventories and the last-in, first-out (LIFO) method for approximately 26% of inventories.  The major rubber material inventory and related work-in-process and their finished goods are accounted for under the FIFO method.  The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method.  Market value is estimated based on current selling prices.  Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price based on historical experience.  Should experience change, adjustments to the estimated provisions would be necessary.

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

As a result of the 2009 net loss, the Company has a net operating loss carryforward for income tax purposes.  If Titan would continue to incur net losses, the Company may not be able to realize the tax benefit of these net operating losses.

Impairment of Goodwill
The Company reviews goodwill for impairment during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the reporting unit to which the goodwill relates and using an earnings before interest, taxes, depreciation, and amortization (EBITDA) multiple approach.  In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends and economic conditions.  When the Company’s estimated fair value of the reporting unit is less than the carrying value, a second step of the impairment analysis is performed.  In this second step, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.

In the fourth quarter of 2009, the Company recorded a noncash charge for the impairment of goodwill of $11.7 million on both a pre-tax and after-tax basis.  The charge was associated with the reporting units of the Company’s agricultural ($6.9 million), earthmoving/construction ($3.6 million), and consumer ($1.2 million) segments.  The Company performed a fourth quarter 2009 goodwill assessment using a discounted cash flow model that employed a 12.25% discount rate and 2.5% terminal growth rate assumption and an EBITDA multiple approach.

The key factors contributing to the goodwill impairment were:  (i) depressed sales levels, which began to accelerate during the third quarter of 2009, continued in the fourth quarter resulting from reduced demand for the Company’s products across the board, a consequence of the worldwide recession and global economic crisis, (ii) many of the Company’s major customers implemented additional shutdowns during the fourth quarter of 2009, Titan in turn extended shutdowns at its production facilities to manage the lower demand, (iii) operating losses which began in the third quarter, continued into the fourth quarter associated with lower product demand, (iv) decline in the reporting units’ forecasted financial performance as a result of ongoing weak economic conditions, and (v) in December 2009, in association with Titan’s convertible note issuance, the rating agencies of Moody’s Investor Service and Standard and Poor’s Rating Services issued a revised outlook on the Company’s future performance to negative from stable.

Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment.  Assumptions utilized in analyzing goodwill are highly judgmental, especially given the worldwide recession and global economic crisis.

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  Titan expects to contribute approximately $3 million to these frozen defined pension plans in 2010.  For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 20 to the Company’s financial statements.

The effect of hypothetical changes to selected assumptions on the Company’s frozen pension benefit obligations would be as follows (amounts in thousands):
		December 31, 2009		2010
		Increase	Increase	Increase
	Percentage	(Decrease)	(Decrease)	(Decrease)
Assumptions	Change	PBO (a)	Equity	Expense
Pension
Discount rate	+/-.5	$(4,434)/$4,873	$4,434/$(4,873)	$(263)/$285
Expected return on assets	+/-.5			$(327)/$327

(a)	Projected benefit obligation (PBO) for pension plans.

FISCAL YEAR ENDED DECEMBER 31, 2009, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2008

RESULTS OF OPERATIONS

Highlights for the year ended December 31, 2009, compared to 2008 (amounts in thousands):
	2009	2008	% Decrease
Net sales	$727,599	$1,036,700	(30)%
Cost of sales	671,634	896,986	(25)%
Gross profit	55,965	139,714	(60)%
Gross profit percentage	7.7%	13.5%

Net Sales
Net sales for the year ended December 31, 2009, were $727.6 million compared to $1,036.7 million for the year ended December 31, 2008.  The significantly lower sales levels were primarily the result of reduced demand for the Company’s products in all segments, a consequence of the worldwide recession and global economic crisis.  Many of the Company’s major customers implemented extended shutdowns during the second half of 2009, Titan in turn extended shutdowns at its production facilities to manage the lower demand.  These items had a negative impact on Titan’s annual 2009 sales for the agricultural market, down approximately 23%, earthmoving/construction market, down approximately 49%, and consumer market, down approximately 24%, when compared to the previous year.

Cost of Sales and Gross Profit
Cost of sales was $671.6 million for the year ended December 31, 2009, as compared to $897.0 million in 2008.  The lower cost of sales resulted primarily from the significant reduction in the sales levels recorded in 2009.

Gross profit for the year 2009 was $56.0 million, or 7.7% of net sales, compared to $139.7 million, or 13.5% of net sales for 2008.  In response to significantly lower demand from customers, Titan scheduled extended shutdowns at all Company production facilities during the second half of 2009.  These extended shutdowns, in conjunction with lower production levels when operating, drastically reduced the Company’s manufacturing efficiencies.  These lower efficiencies resulted in the gross profit and percentage reductions.  The major reduction in the operating results was primarily related to the significantly lower sales levels and the associated negative impact on the Company’s operating margins.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):
	2009	2008	% Decrease
Selling, general and administrative	$46,734	$53,661	(13)%
Percentage of net sales	6.4%	5.2%

Selling, general and administrative (SG&A) expenses were $46.7 million, or 6.4% of net sales, for the year ended December 31, 2009, as compared to $53.7 million, or 5.2% of net sales, for 2008.  The Company continues to strive to achieve low administrative expenses.  Titan was able to reduce SG&A expense by approximately $7 million as a result of the 2009 business contraction.  Selling expenses were reduced by approximately $3 million and administrative expenses were reduced by approximately $4 million.

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):
	2009	2008	% Increase
Research and development	$8,850	$3,490	154%
Percentage of net sales	1.2%	0.3%

Research and development (R&D) expenses were $8.9 million, or 1.2% of net sales, for the year ended December 31, 2009, as compared to $3.5 million, or 0.3% of net sales, for 2008.  The additional R&D costs recorded during the year of approximately $5 million primarily related to the Giant OTR products.

Royalty Expense
Royalty expense was as follows (amounts in thousands):
	2009	2008	% Decrease
Royalty expense	$7,573	$9,242	(18)%

The Company has a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses were $7.6 million for the year ended December 31, 2009, as compared to $9.2 million in 2008.  As sales subject to the license agreement were lower, the Company’s royalty expense for 2009 was reduced accordingly.

Noncash Goodwill Impairment Charge
Noncash goodwill impairment charge was as follows (amounts in thousands):
	2009	2008	% Increase
Noncash goodwill charge	$11,702	$0	n/a

In the fourth quarter of 2009, the Company recorded a noncash charge for the impairment of goodwill of $11.7 million on both a pre-tax and after-tax basis.  The charge was associated with the reporting units of the Company’s agricultural ($6.9 million), earthmoving/construction ($3.6 million), and consumer ($1.2 million) segments.  The Company performed a fourth quarter 2009 goodwill assessment using a discounted cash flow model that employed a 12.25% discount rate and 2.5% terminal growth rate assumption and an EBITDA multiple approach.

The key factors contributing to the goodwill impairment were:  (i) depressed sales levels, which began to accelerate during the third quarter of 2009, continued in the fourth quarter resulting from reduced demand for the Company’s products across the board, a consequence of the worldwide recession and global economic crisis, (ii) many of the Company’s major customers implemented additional shutdowns during the fourth quarter of 2009, Titan in turn extended shutdowns at its production facilities to manage the lower demand, (iii) operating losses which began in the third quarter, continued into the fourth quarter associated with lower product demand, (iv) decline in the reporting units’ forecasted financial performance as a result of ongoing weak economic conditions, and (v) in December 2009, in association with Titan’s convertible note issuance, the rating agencies of Moody’s Investor Service and Standard and Poor’s Rating Services issued a revised outlook on the Company’s future performance to negative from stable.

Income (loss) from Operations
Income (loss) from operations was as follows (amounts in thousands):
	2009	2008	% Decrease
Income (loss) from operations	$(18,894)	$73,321	n/a
Percentage of net sales	(2.6)%	7.1%

Loss from operations for the year ended December 31, 2009, was $(18.9) million, or (2.6) % of net sales, compared to income from operations of $73.3 million, or 7.1% of net sales, in 2008.  The reduction in income from operations was the net result of the items previously discussed in the sales, cost of sales, administrative, royalty and noncash goodwill impairment charge line items.

Interest Expense
Interest expense was as follows (amounts in thousands):
	2009	2008	% Increase
Interest expense	$16,246	$15,122	7%

Interest expense for the year 2009 was $16.2 million compared to $15.1 million in 2008.  The Company’s interest expense for 2009 increased as a result of the higher year-end debt balances.  The Company capitalized interest costs related to the giant OTR project of $2.0 million in 2009 and $3.2 million in 2008.

Noncash Titan Europe Plc charge
Noncash Titan Europe Plc charge was as follows (amounts in thousands):
	2009	2008	% Decrease
Noncash Titan Europe Plc charge	$0	$(37,698)	(100)%

The unrealized loss on the Titan Europe Plc investment in 2008 was $(37.7) million.  The unrealized loss was due to a substantial decline in Titan Europe Plc’s publicly quoted price on the AIM market in London, England, at year end 2008.  A noncash charge of $37.7 million was recorded at year end December 31, 2008.

Other Income
Other income was as follows (amounts in thousands):
	2009	2008	% Increase
Other income	$3,138	$2,509	25%

Other income was $3.1 million for the year ended December 31, 2009, as compared to $2.5 million in 2008.  The major items included in 2009 were:  (i) gain on senior note repurchases of $1.4 million; (ii) investment gain on contractual obligations of $1.3 million; (iii) interest income of $0.2 million; and (iv) other income of $0.2 million.

The major items included in 2008 were:  (i) dividend income from the Titan Europe Plc investment of $1.7 million; (ii) interest income of $1.4 million; (iii) investment loss on contractual obligations of $(1.9) million; and (iv) other income of $1.3 million.

Income Tax Provision (Benefit)
Income tax provision (benefit) was as follows (amounts in thousands):
	2009	2008	% Decrease
Income tax provision (benefit)	$(7,357)	$9,673	n/a

The Company recorded an income tax benefit of $(7.4) million in 2009 and income tax expense of $9.7 million in 2008.   The Company’s effective tax rate was 23% in 2009 and 42% in 2008.  The Company’s income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $11.7 million noncash goodwill impairment charge.  This noncash goodwill charge is not deductible for income tax purposes.

Net Income (Loss)
Net income (loss) was as follows (amounts in thousands):
	2009	2008	% Increase
Net income (loss)	$(24,645)	$13,337	n/a

Net loss for the year ended December 31, 2009, was $(24.6) million, compared to net income of $13.3 million in 2008.  Basic loss per share was $(.71) for the year ended December 31, 2009, as compared to earnings per share of $.39 in 2008.  Diluted loss per share was $(.71) for the year ended December 31, 2009, as compared to earnings per share of $.38 in 2008.  The Company’s net income and earnings per share were lower due to the items previously discussed.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):
	2009	2008	% Decrease
Net sales	$563,528	$729,895	(23)%
Gross profit	51,955	89,782	(42)%
Income from operations	26,980	74,241	(64)%

Net sales in the agricultural market were $563.5 million for the year ended December 31, 2009, as compared to $729.9 million in 2008.  The significantly lower sales levels resulted from reduced demand for the Company’s products, as many of the Company’s major customers implemented extended shutdowns during the second half of 2009 as a consequence of the worldwide recession and economic crisis.  Titan in turn scheduled extended shutdowns at its production facilities to manage lower demand.

Gross profit in the agricultural market was $52.0 million for the year 2009, as compared to $89.8 million in 2008.  Income from operations in the agricultural market was $27.0 million for the year 2009, as compared to $74.2 million in 2008.  The reduction in gross profit and income from operations in the agricultural market was primarily attributed to lower farm equipment sales and the corresponding reduction in manufacturing efficiencies associated with the agricultural segment.  The income from operations was also decreased by a noncash goodwill impairment charge of $6.9 million.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):
	2009	2008	% Decrease
Net sales	$144,589	$281,008	(49)%
Gross profit	3,595	46,047	(92)%
Income (loss) from operations	(7,999)	38,422	n/a

The Company’s earthmoving/construction market net sales were $144.6 million for the year ended December 31, 2009, as compared to $281.0 million in 2008.  The significantly lower sales levels resulted from reduced demand for the Company’s products, as many of the Company’s major customers implemented extended shutdowns during the second half of 2009 as a consequence of the worldwide recession and economic crisis.  Titan in turn scheduled extended shutdowns at its production facilities to manage lower demand.  Also negatively impacting this segment was the major reduction in the construction market related to commercial, residential and infrastructure.

Gross profit in the earthmoving/construction market was $3.6 million for the year 2009, as compared to $46.0 million in 2008.  The Company’s earthmoving/construction market loss from operations was $(8.0) million for the year 2009, as compared to income from operations of $38.4 million in 2008.  Gross profit and income from operations declined as a result of the major sales contraction and the substantial negative manufacturing efficiencies associated with the earthmoving/construction segment.  The income from operations was also decreased by a noncash goodwill impairment charge of $3.6 million.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):
	2009	2008	% Decrease
Net sales	$19,482	$25,797	(24)%
Gross profit	1,604	3,938	(59)%
Income (loss) from operations	(206)	3,303	n/a

Consumer market net sales were $19.5 million for the year ended December 31, 2009, as compared to $25.8 million in 2008.  The reduction in consumer market sales is attributed to the large contraction in consumer discretionary spending resulting from the recession and economic crisis.

Gross profit from the consumer market was $1.6 million in 2009 as compared to $3.9 million in 2008.  Consumer market loss from operations was $(0.2) million for the year 2009, as compared to income from operations of $3.3 million in 2008.  Gross profit and income from operations declined primarily as a result of reduced sales levels and the negative manufacturing efficiencies related to the 2009 extended shutdowns.  The income from operations was also reduced by a noncash goodwill impairment charge of $1.2 million.

Segment Summary
(Amounts in thousands)
2009	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$563,528	$144,589	$19,482	$0	$727,599
Gross profit (loss)	51,955	3,595	1,604	(1,189)	55,965
Income (loss) from operations	26,980	(7,999)	(206)	(37,669)	(18,894)

2008
Net sales	$729,895	$281,008	$25,797	$0	$1,036,700
Gross profit (loss)	89,782	46,047	3,938	(53)	139,714
Income (loss) from operations	74,241	38,422	3,303	(42,645)	73,321

Corporate Expenses
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $37.7 million for the year ended December 31, 2009, as compared to $42.6 million in 2008.

Corporate expenses for the year ended December 31, 2009, were composed of selling and marketing expenses of approximately $18 million and administrative expenses of approximately $20 million.

Corporate expenses for the year ended December 31, 2008, were composed of selling and marketing expenses of approximately $20 million and administrative expenses of approximately $23 million.

The lower corporate expenses for 2009 as compared to the previous year resulted from cost reductions and reduced spending due to the lower sales levels.

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):
	2008	2007	% Increase
Selling, general and administrative	$53,661	$51,449	4%
Percentage of net sales	5.2%	6.2%

Selling, general and administrative (SG&A) expenses were $53.7 million, or 5.2% of net sales, for the year ended December 31, 2008, as compared to $51.4 million, or 6.2% of net sales, for 2007.  SG&A expense rose primarily as the result of higher selling costs of approximately $2 million year over year.  SG&A percentage of net sales improved approximately one percentage point due to the Company’s SG&A expenses remaining relatively unchanged while sales achieved record levels.

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):
	2008	2007	% Increase
Research and development	$3,490	$1,689	107%
Percentage of net sales	0.3%	0.2%

Research and development (R&D) expenses were $3.5 million, or 0.3% of net sales, for the year ended December 31, 2008, as compared to $1.7 million, or 0.2% of net sales, for 2007.  The additional R&D costs recorded during the year primarily related to the Giant OTR products.

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

The unrealized loss on the Titan Europe Plc investment was $37.7 million.  The unrealized loss was due to a substantial decline in Titan Europe Plc’s publicly quoted price on the AIM market in London, England, at year end 2008.  A noncash charge of $37.7 million was recorded at year end December 31, 2008.

Noncash Convertible Debt Conversion Charge
Noncash convertible debt conversion charge was as follows (amounts in thousands):
	2008	2007	% Decrease
Noncash debt conversion charge	$0	$13,376	(100)%

In March 2007, the Company converted $81.2 million of 5.25% senior convertible notes into 6,577,200 shares of Titan common stock.  Titan recognized a noncash charge of $13.4 million in connection with this exchange in accordance with ASC 470-20 Debt with Conversion and Other Options.

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

Net income for the year ended December 31, 2008, was $13.3 million, compared to net loss of $(7.2) million in 2007.  Basic income per share was $.39 for the year ended December 31, 2008, as compared to basic loss per share of $(.23) in 2007.  Diluted income per share was $.38 for the year ended December 31, 2008, as compared to diluted loss per share of $(.23) in 2007.  The Company’s net income and earnings per share improvements were due to the items detailed above.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of December 31, 2009, the Company had $229.2 million of cash balances within various bank accounts.  This cash balance increased by $167.5 million from December 31, 2008, due to the following cash flow discussion items.
(amounts in thousands)	Year ended December 31,
	2009	2008	Change
Cash	$229,182	$61,658	$167,524

Operating Cash Flows
Summary of cash flows from operating activities:
(amounts in thousands)	Year ended December 31,
	2009	2008	Change
Net income (loss)	$(24,645)	$13,337	$(37,982)
Depreciation and amortization	34,296	30,368	3,928
Deferred income tax provision	(2,950)	13,987	(16,937)
Noncash goodwill impairment charge	11,702	0	11,702
Noncash Titan Europe Plc charge	0	24,504	(24,504)
Accounts receivable	59,018	(28,137)	87,155
Inventories	37,170	(19,258)	56,428
Accounts payable	(41,301)	21,555	(62,856)
Other operating activities	(977)	(5,186)	4,209
Cash provided by operating activities	$72,313	$51,170	$21,143

For the year ended December 31, 2009, operating activities provided cash of $72.3 million.  This cash was primarily provided by decreases in accounts receivable of $59.0 million and inventories of $37.2 million.  Positive cash flows were offset by net loss of $(24.6) million and decreases in accounts payable of $41.3 million.  Included as a reduction to net income were noncash charges of $34.3 million for depreciation and amortization and $11.7 for the noncash goodwill impairment charge.

In comparison, for the year ended December 31, 2008, operating activities provided cash of $51.2 million.  This cash was primarily provided by net income of $13.3 million and an increase of $21.6 million in accounts payable.  Positive cash flows were offset by increases in accounts receivable of $28.1 million and inventories of $19.3 million.  Included as a reduction to net income were noncash charges of $30.4 million for depreciation and amortization and $24.5 million for the noncash Titan Europe Plc charge.

Operating cash flows increased $21.1 million from the year ended December 31, 2008, to December 31, 2009.  This increase was largely the result of cash flows from accounts receivable and inventories increasing $87.2 million and $56.4 million, respectively.  These increases in cash flows from 2008 to 2009 were offset by decreases in cash flow from accounts payable of $62.9 million and decreased net income.  In 2008, accounts receivable, inventories and accounts payable were higher to support record sales levels.  In 2009, as a result of significantly lower sales levels, the Company brought the levels of accounts receivable, inventories and accounts payable down dramatically.

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

Operating cash flows decreased $24.8 million from the year ended December 31, 2007, to December 31, 2008.  This reduction was largely the result of cash flows from inventories decreasing $45.8 million and 2008 including a reduction to net income for the noncash Titan Europe Plc charge of $24.5 million, while 2007 included a reduction to income for a noncash debt conversion charge of $13.4 million.  The decreases were offset by a rise in net income of $20.6 million.  The higher inventory balances in 2008 were primarily due to raw materials.  Raw materials inventories were increased in 2008 to support Titan’s all-time record sales levels.

Investing Cash Flows
Summary of cash flows from investing activities:
(amounts in thousands)	Year ended December 31,
	2009	2008	Change
Capital expenditures	$(39,537)	$(79,953)	$40,416
Acquisition of shares of Titan Europe Plc	(2,399)	0	(2,399)
Other investing activities	1,042	104	938
Cash used for investing activities	$(40,894)	$(79,849)	$38,955

Net cash used for investing activities was $40.9 million in 2009, as compared to $79.8 million in 2008 and $46.4 million in 2007.  The Company invested a total of $39.5 million in capital expenditures in 2009, compared to $80.0 million in 2008 and $38.0 million in 2007.  Capital expenditures include Giant OTR Project expenditures of approximately $23 million in 2009, approximately $60 million in 2008, and approximately $22 million in 2007.

The remaining capital expenditures of approximately $16 million in 2009, approximately $20 million in 2008, and approximately $16 million in 2007, represent various equipment purchases and improvements to enhance production capabilities of Titan’s existing business.

Cash used for investing decreased $39.0 million from the year ended December 31, 2008, to December 31, 2009.  This reduction in cash use was primarily the result of less cash being used for capital expenditures related to the Giant OTR project.

Financing Cash Flows
Summary of cash flows from financing activities:
(amounts in thousands)	Year ended December 31,
	2009	2008	Change
Proceeds from borrowings	$172,500	$0	$172,500
Repurchase of senior notes due 2012	(4,726)	0	(4,726)
Proceeds (payments) on credit facility	(25,000)	25,000	(50,000)
Proceeds from exercise of stock options	1,142	3,536	(2,394)
Excess tax benefit from stock options	0	4,131	(4,131)
Payment of financing fees	(7,107)	(70)	(7,037)
Other financing activities	(704)	(585)	(119)
Cash provided by activities	$136,105	$32,012	$104,093

Net cash provided by financing activities was $136.1 million in 2009.  This cash was provided primarily by convertible senior subordinated notes proceeds of $172.5 million.  This was offset by payments on the Company’s credit facility of $25 million, payment of financing fees of $7.1 million and repurchase of senior notes of $4.7 million.

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

Financing cash flows increased $104.1 million to the year ended December 31, 2009, from the year ended December 31, 2008.  Also, financing cash flows increased $36.7 million to the year ended December 31, 2008, from the year ended December 31, 2007.  The large changes from year to year are primarily the result of changes in total debt borrowings.

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

The Company is in compliance with these covenants and restrictions as of December 31, 2009.  The collateral coverage ratio was not applicable as there were no outstanding borrowings under the revolving credit facility at December 31, 2009.

The fixed charge coverage ratio did not apply for the quarter ended December 31, 2009.  In connection with the convertible senior subordinated note offering, Titan agreed to add an additional mutually agreeable covenant to the Company’s revolving credit facility, which is not yet in place.

Other Items
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.  Historically, Titan tends to experience higher sales demand in the first and second quarters.

LIQUIDITY OUTLOOK
At December 31, 2009, the Company had $229.2 million of cash and cash equivalents and no outstanding borrowings on the Company’s $150.0 million credit facility.  Titan expects to contribute approximately $3 million to its frozen defined benefit pension plans during 2010.

On December 21, 2009, the Company closed its offering of $172.5 million principal amount of 5.625% Convertible Senior Subordinated Notes due 2017 (Notes). The Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended and to other investors pursuant to another applicable exemption from registration.

Titan received net proceeds from the offering of approximately $166 million after deducting initial purchasers’ discounts and estimated offering expenses. Titan intends to use the proceeds from the offering for general corporate purposes, including financing potential future acquisitions and repayment of existing debt obligations.

Capital expenditures for 2010 are forecasted to be approximately $12 million to $16 million.  Cash payments for interest are currently forecasted to be approximately $25 million in 2010 based on year-end 2009 debt balances.

In the future, Titan may seek to grow by making acquisitions which will depend on the ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance those acquisitions.  In September 2009, Titan signed a letter of intent with The Goodyear Tire & Rubber Company to purchase certain farm tire assets, including the Goodyear Dunlop Tires France (GDTF) Amiens North factory.  This agreement is non-binding and will be subject to GDTF’s satisfactory completion of a social plan related to consumer tire activity at the Amiens North facility, along with completion of due diligence, a definitive acquisition agreement and other standard acquisition approval requirements.  At this time, the due diligence process continues.  There is no assurance that definitive agreements will be executed or that the acquisition will be consummated.

Subject to the terms of indebtedness, the Company may finance future acquisitions with cash on hand, cash from operations, additional indebtedness and/or by issuing additional equity securities.

Cash on hand, anticipated internal cash flows from operations and utilization of remaining available borrowings are expected to provide sufficient liquidity for working capital needs, capital expenditures and potential acquisitions.  If the Company were to exhaust all currently available working capital sources or not meet the financial covenants and conditions of its loan agreements, the Company’s ability to secure additional funding would be negatively impacted.

INFLATION
The Company is subject to the effect of price fluctuations.  During 2009, 2008 and 2007, the Company realized price increases for certain purchases of steel and rubber used in the manufacture of its products.  While the cost outlook for commodities used in the Company’s production is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments.  However, these price adjustments usually lag the inflationary pressures.

CONTRACTUAL OBLIGATIONS
The Company’s contractual obligations at December 31, 2009, consisted of the following (amounts in thousands):
	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Notes due 2012	$193,800	$0	$193,800	$0	$0
Convertible Notes due 2017	172,500	0	0	0	172,500
Interest expense (a)	89,872	25,207	35,556	19,406	9,703
Operating leases	2,305	1,495	797	13	0
Purchase obligations	3,949	2,766	1,128	55	0
Other long-term liabilities (b)	24,500	2,600	8,300	7,200	6,400
Royalty payment (c)	22,800	7,600	15,200	0	0
Total	$509,726	$39,668	$254,781	$26,674	$188,603

(a)
Interest expense is estimated based on the Company’s year-end 2009 debt balances, maturities and interest rates.  The estimates assume no revolver borrowings.  The Company’s actual debt balances and interest rates may fluctuate in the future.  Therefore, actual interest payments may vary from those payments detailed in the above table.

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

(c)
The Company pays a royalty relating to a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America.  Titan currently plans to continue using the Goodyear trademark until circumstances require a change.  Titan’s royalty payment to Goodyear for the next three years, the current term of the agreement, using the annual 2009 royalty payment of approximately $7.6 million as an estimate would total approximately $22.8 million.  The actual royalty amount paid to Goodyear in the future will vary based on the sales of certain off-highway tires in North America and the continuation of the license agreement.

OFF-BALANCE SHEET ARRANGEMENTS
The Company has no material off-balance sheet arrangements.

MARKET RISK SENSITIVE INSTRUMENTS

Exchange Rate Sensitivity
The Company is exposed to fluctuations in the British pound and Euro world currencies.  Titan does not hedge foreign currency transaction or translation exposures.  The Company’s net investment in foreign entities translated into U.S. dollars was $6.5 million at December 31, 2009, and $2.6 million at December 31, 2008.  The hypothetical potential loss in value of the Company’s net investment in foreign entities resulting from a 10% adverse change in foreign currency exchange rates at December 31, 2009, would amount to approximately $0.6 million.

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

 Interest Rate Sensitivity
•
Revolving credit facility  The Company has a $150 million credit facility that has a variable interest rate.  If the credit facility were fully drawn, a change in the interest rate of 100 basis points, or 1%, would change the Company’s interest expense by approximately $1.5 million.  At December 31, 2009, there were no borrowings under the credit facility.

•
Senior unsecured 8% notes due 2012  At December 31, 2009, the fair value of the senior unsecured notes due January 2012, based on market prices obtained through independent pricing sources, was approximately $190.9 million, compared to a carrying value of $193.8 million.

•
Convertible senior subordinated 5.625% notes due 2017  At December 31, 2009, the fair value of the convertible senior subordinated notes due January 2017, based on market prices obtained through independent pricing sources, was approximately $182.9 million, compared to a carrying value of $172.5 million.

MARKET CONDITIONS AND OUTLOOK
The magnitude and duration of the worldwide recession and economic crisis makes it extremely difficult to forecast future sales levels.  In 2009, Titan experienced a sales decline across the board. This decline was more severe in the second half of the year.  Titan may experience sales declines in each of the Company’s markets for the first part of 2010.  Although the short-term outlook is for continued sales declines, the Company has seen signs that the market may currently be experiencing the bottom of the cycle.  The Company is cautiously optimistic that sales may move higher in the latter part of 2010, however, there can be no assurance that the decline in sales will not continue.

Energy, raw material and petroleum-based product costs have been exceptionally volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales are forecasted to be lower in 2010 when compared to the previous year’s sales levels.  Commodity prices have declined from last year’s highs, but remain above the long-term average.  The gradual increase in the use of biofuels may help sustain future production.  However, the magnitude and duration of the worldwide economic crisis makes it extremely difficult to forecast future sales levels.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.  For 2010, the Company expects challenging conditions for the agricultural market.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Sales for the earthmoving/construction market are expected to be challenging in 2010 as a result of the worldwide economic crisis.  The magnitude and duration of this crisis makes it extremely difficult to forecast future sales levels.  Metals, oil and gas prices have retreated from last year’s highs as a result of the economic crisis.  In the long-term, these prices are expected to return to levels that are attractive for continued investment, which should help support future earthmoving and mining sales.  However, many producers are currently delaying new investments which will affect future sales levels.  The significant decline in the United States housing market continues to cause a major reduction in demand for equipment used for construction.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and the current banking and credit crisis.  For 2010, the Company expects some improvement compared to the previous year’s dramatically depressed sales levels in the earthmoving/construction market.

CONSUMER MARKET OUTLOOK
Consumer discretionary spending has experienced a major contraction as a result of the worldwide recession, housing market decline, and high unemployment rates.  Many of the Company’s consumer market sales are ultimately used in items which fall into the discretionary spending category.  There is no clear consensus among economists as to when consumer spending will rebound.  Many factors continue to affect the consumer market including weather, competitive pricing, energy prices and consumer attitude.  For 2010, the Company expects continued weakness in consumer spending related to Titan’s consumer market.

PENSIONS
The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  These plans are described in Note 20 of the Company’s Notes to Consolidated Financial Statements.

The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors.  Certain of these assumptions are determined by the Company with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends.  These assumptions are reviewed on a regular basis and revised when appropriate.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations.  During the twelve months ended December 31, 2009, the Company contributed cash funds of $0.2 million to the frozen defined benefit pension plans.  Titan expects to contribute approximately $3 million to these frozen defined benefit pension plans during 2010.

Titan’s projected benefit obligation at December 31, 2009, was $93.7 million as compared to $90.5 million at December 31, 2008.  The Company’s defined benefit pension plans were underfunded by $24.5 million at December 31, 2009.  During 2009, the Company recorded net periodic pension expense of $4.9 million.  Accumulated other comprehensive loss recorded for defined benefit pension plans, net of tax, was $28.0 million and $33.6 million at December 31, 2009 and 2008, respectively.  Other comprehensive income (loss) is recorded as a direct charge to stockholders’ equity and does not affect net income.  Titan will be required to record net periodic pension cost in the future; these costs may fluctuate based upon revised assumptions and could negatively affect the Company’s financial position, cash flows and results of operations.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
The information required by this item regarding the Company’s directors is incorporated by reference to the Company’s 2010 Proxy Statement under the captions “Election of Mr. Taylor and Mr. Akers as Directors,” “Directors Continuing in Office,” “Committees and Meetings of the Board of Directors” and “Corporate Governance.”

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

Maurice M. Taylor Jr., 65, has been Chief Executive Officer and a Director of the Company since 1990, when Titan was acquired in a management-led buyout by investors, including Mr. Taylor.  Mr. Taylor served as President of the Company from 1990 to 2005 and was appointed Chairman in 2005.

Kent W. Hackamack, 51, served as Corporate Controller of the Company from 1994 to 1996.  Mr. Hackamack was appointed Vice President of Finance and Treasurer in 1996.

Cheri T. Holley, 62, joined the Company in 1994 as General Counsel and Secretary.  Ms. Holley was appointed Vice President in 1996.

Section 16(a) beneficial ownership reporting compliance
The information required by this item regarding beneficial ownership reporting compliance is incorporated by reference to the Company’s 2010 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s 2010 Proxy Statement under the caption “Compensation of Executive Officers.”

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information concerning equity compensation plans, the information required by this item is incorporated by reference to the Company’s 2010 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table provides information about shares of Titan common stock that may be issued under Titan’s equity compensation plans, as of December 31, 2009:
Plan Category	(i) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(ii) Weighted-average exercise price of outstanding options, warrants and rights	(iii) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i))
Equity compensation plans approved by security holders	390,536	(a)	9.96	1,217,720
Equity compensation plans not approved by security holders	0		n/a	0
Total	390,536		9.96	1,217,720

(a)	Amount includes outstanding stock options under the Company’s 1994 Non-Employee Director Stock Option Plan and 2005 Equity Incentive Plan.

For additional information regarding the Company’s stock option plans, please see Note 21 of the Company’s Notes to Consolidated Financial Statements.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s 2010 Proxy Statement under the caption “Related Party Transactions” and “Corporate Governance” and also appears in Note 25 of the Company’s Notes to Consolidated Financial Statements.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s 2010 Proxy Statement under the caption “Audit and Other Fees.”

PART IV

ITEM 15 –	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

	Management’s Responsibility for Financial Statements and Report on Internal Control Over Financial Reporting	F-1

	Report of Independent Registered Public Accounting Firm	F-2

	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	F-3

	Consolidated Balance Sheets at December 31, 2009 and 2008	F-4

	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2008 and 2009	F-5

	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	F-6

	Notes to Consolidated Financial Statements	F-7 through F-33

2.	Financial Statement Schedule

	Schedule II – Valuation Reserves	S-1

3.	Exhibits

The accompanying Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	February 25, 2010	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2010.

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
Anthony L. Soave

TITAN INTERNATIONAL, INC.

Exhibit Index
Annual Report on Form 10-K

Exhibit
No.	DESCRIPTION

3.1 (a)	Amended Restated Articles of Incorporation of the Company
3.2 (b)	Bylaws of the Company
4.1 (c)	Indenture between the Company and U.S. Bank National Association dated December 28, 2006
4.2 (d)	Indenture between the Company and U.S. Bank National Association dated December 21, 2009
10.1 (e)	1994 Non-Employee Director Stock Option Plan
10.2 (f)	2005 Equity Incentive Plan
10.3*	Amended and Restated Credit Agreement among the Company and Bank of America, N.A. dated as of January 30, 2009
10.4 (g)	Maurice M. Taylor, Jr. Employment Agreement
10.5 (g)	Kent W. Hackamack Employment Agreement
10.6 (g)	Cheri T. Holley Employment Agreement
21*	Subsidiaries of the Registrant
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

(a)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for the quarterly period ended September 30, 1998 (No. 1-12936).
(b)	Incorporated by reference to the same numbered exhibit contained in the Company’s Registration Statement on Form S-4 (No. 33-69228).
(c)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form S-4 (No. 333-141865).
(d)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on December 21, 2009.
(e)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-61743).
(f)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on March 30, 2005.
(g)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for the quarterly period ended June 30, 2006 (No. 1-12936).

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

The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  The consolidated financial statements as of December 31, 2009, have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Management has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholders of
Titan International, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index under item 15(a)(1) present fairly, in all material respects, the financial position of Titan International Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing on page F-1.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
St. Louis, MO
February 25, 2010

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,
	2009	2008	2007
Net sales	$727,599	$1,036,700	$837,021
Cost of sales	671,634	896,986	752,890
Gross profit	55,965	139,714	84,131
Selling, general and administrative expenses	46,734	53,661	51,449
Research and development expenses	8,850	3,490	1,689
Royalty expense	7,573	9,242	6,155
Noncash goodwill impairment charge	11,702	0	0
Income (loss) from operations	(18,894)	73,321	24,838
Interest expense	(16,246)	(15,122)	(18,710)
Noncash Titan Europe Plc charge	0	(37,698)	0
Noncash convertible debt conversion charge	0	0	(13,376)
Other income	3,138	2,509	3,364
Income (loss) before income taxes	(32,002)	23,010	(3,884)
Income tax provision (benefit)	(7,357)	9,673	3,363
Net income (loss)	$(24,645)	$13,337	$(7,247)
Earnings (loss) per common share:
Basic	$(.71)	$.39	$(.23)
Diluted	(.71)	.38	(.23)
Average common shares and equivalents outstanding:
Basic	34,708	34,410	32,081
Diluted	34,708	34,838	32,081

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31,
Assets	2009	2008
Current assets
Cash and cash equivalents	$229,182	$61,658
Accounts receivable (net of allowance of $3,958 and $6,639, respectively)	67,513	126,531
Inventories	110,136	147,306
Deferred income taxes	11,108	12,042
Prepaid and other current assets	27,277	21,662
Total current assets	445,216	369,199

Property, plant and equipment, net	254,461	248,442
Goodwill	0	11,702
Deferred income taxes	7,253	7,256
Other assets	29,533	18,183

Total assets	$736,463	$654,782

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt	$0	$25,000
Accounts payable	24,246	65,547
Other current liabilities	45,826	46,088
Total current liabilities	70,072	136,635

Long-term debt	366,300	200,000
Other long-term liabilities	38,138	38,959
Total liabilities	474,510	375,594

Commitments and contingencies: Notes 12, 22 and 23

Stockholders’ equity
Common stock (no par, 60,000,000 shares authorized, 37,475,288 issued)	30	30
Additional paid-in capital	299,519	300,024
Retained earnings	16,377	41,726
Treasury stock (at cost, 2,214,347 and 2,443,604 shares, respectively)	(20,274)	(22,332)
Treasury stock reserved for contractual obligations	(5,393)	(5,501)
Accumulated other comprehensive loss	(28,306)	(34,759)
Total stockholders’ equity	261,953	279,188

Total liabilities and stockholders’ equity	$736,463	$654,782

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(All amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for contractual obligations	Accumulated other comprehensive income (loss)	Total
Balance January 1, 2007	#24,871,735	$30	$258,071	$36,802	$(96,264)	$0	$(11,462)	$187,177

Comprehensive income (loss):
Net loss				(7,247)				(7,247)
Unrealized loss on investment, net of tax							(20,375)	(20,375)
Pension liability adjustments, net of tax							793	793
Comprehensive loss								(26,829)
Dividends paid on common stock				(543)				(543)
Note conversion	8,221,500		35,240		59,049			94,289
Exercise of stock options	555,663		2,640		3,991			6,631
Issuance of treasury stock for funding contractual obligations on employee contracts	267,500		4,184		1,921			6,105
Issuance of treasury stock for pension plans	250,000		3,536		1,796			5,332
Issuance of treasury stock under 401(k) plan	17,086		237		123			360
Balance December 31, 2007	34,183,484	30	303,908	29,012	(29,384)	0	(31,044)	272,522

Comprehensive income (loss):
Net income				13,337				13,337
Noncash Titan Europe Plc charge							14,249	14,249
Pension liability adjustments, net of tax							(17,964)	(17,964)
Comprehensive income								9,622
Dividends paid on common stock				(623)				(623)
Noncash Titan Europe Plc charge			(10,471)					(10,471)
Cash paid for fractional shares resulting from stock split			(70)					(70)
Exercise of stock options	313,463		5,389		2,278			7,667
Issuance of treasury stock for funding contractual obligations on employee contracts	512,640		898		4,603	(5,501)		0
Issuance of treasury stock under 401(k) plan	22,097		370		171			541
Balance December 31, 2008	35,031,684	30	300,024	41,726	(22,332)	(5,501)	(34,759)	279,188

Comprehensive income (loss):
Net loss				(24,645)				(24,645)
Pension liability adjustments, net of tax							5,538	5,538
Unrealized gain on investment, net of tax							915	915
Comprehensive loss								(18,192)
Dividends paid on common stock				(704)				(704)
Exercise of stock options	170,000		(384)		1,526			1,142
Contractual obligation transactions			(7)			108		101
Issuance of treasury stock under 401(k) plan	59,257		(114)		532			418
Balance December 31, 2009	#35,260,941	$30	$299,519	$16,377	$(20,274)	$(5,393)	$(28,306)	$261,953

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
Cash flows from operating activities:	2009	2008	2007
Net income (loss)	$(24,645)	$13,337	$(7,247)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	34,296	30,368	28,620
Deferred income tax provision	(2,950)	13,987	1,995
Gain on senior note repurchase	(1,398)	0	0
Noncash goodwill impairment charge	11,702	0	0
Noncash Titan Europe Plc charge	0	24,504	0
Noncash convertible debt conversion charge	0	0	13,376
Excess tax benefit from stock options exercised	0	(4,131)	0
Issuance of treasury stock under 401(k) plan	418	541	360
(Increase) decrease in assets:
Accounts receivable	59,018	(28,137)	(24,512)
Inventories	37,170	(19,258)	26,556
Prepaid and other current assets	(5,615)	(3,823)	(1,738)
Other assets	(2,031)	575	(1,566)
Increase (decrease) in liabilities:
Accounts payable	(41,301)	21,555	18,108
Other current liabilities	(462)	6,393	16,668
Other liabilities	8,111	(4,741)	5,373
Net cash provided by operating activities	72,313	51,170	75,993

Cash flows from investing activities:
Capital expenditures	(39,537)	(79,953)	(38,048)
Acquisition of shares of Titan Europe Plc	(2,399)	0	0
Acquisition of off-the-road (OTR) assets	0	0	(8,900)
Other	1,042	104	532
Net cash used for investing activities	(40,894)	(79,849)	(46,416)

Cash flows from financing activities:
Proceeds from borrowings	172,500	0	0
Repurchase of senior notes	(4,726)	0	0
Payment on debt	0	0	(10,164)
Proceeds (payment) on revolving credit facility, net	(25,000)	25,000	0
Proceeds from exercise of stock options	1,142	3,536	6,631
Excess tax benefit from stock options exercised	0	4,131	0
Payment of financing fees	(7,107)	(70)	(625)
Dividends paid	(704)	(585)	(506)
Net cash provided by (used for) financing activities	136,105	32,012	(4,664)

Net increase in cash and cash equivalents	167,524	3,333	24,913
Cash and cash equivalents, beginning of year	61,658	58,325	33,412
Cash and cash equivalents, end of year	$229,182	$61,658	$58,325

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries.  Investments of less than 20% of publicly traded entities are carried at fair value in accordance with Accounting Standards Codification (ASC) 320 Investments – Debt and Equity Securities.  The Company has considered the applicable guidance in ASC 323 Investments – Equity Method and Joint Ventures and has concluded that the Company’s 22.9% investment in Titan Europe Plc should be accounted for as an available-for-sale security and recorded at fair value in accordance with ASC 320 Investments – Debt and Equity Securities.  The Company has determined after considering the facts and circumstances relating to the investment that the equity method of accounting is not appropriate as the Company does not have significant influence over Titan Europe Plc.  All significant intercompany accounts and transactions have been eliminated.

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

Inventories
Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method in 2009 for approximately 74% of inventories and the last-in, first-out (LIFO) method for approximately 26% of inventories.  The major rubber material inventory and related work-in-process and their finished goods are accounted for under the FIFO method.  The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method.  Market value is estimated based on current selling prices.  Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price based on historical experience.

Deferred financing costs
Deferred financing costs are costs incurred in connection with the Company’s revolving credit facility, senior unsecured notes and convertible senior subordinated notes. The costs associated with the revolving credit facility are being amortized over the remaining term of the facility.  The costs associated with the senior unsecured notes are amortized straight line over five years, the term of the notes.  The costs associated with the convertible senior subordinated notes are amortized straight line over seven years, the term of the notes.  Amortization of deferred financing costs for the debt facilities approximates the effective interest rate method.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value.  Investments in marketable equity securities are recorded at fair value.  The senior unsecured notes and convertible senior subordinated notes are the only significant financial instruments of the Company with a fair value different from the recorded value.  At December 31, 2009, the fair value of the senior unsecured 8% notes due January 2012, based on market prices obtained through independent pricing sources, was approximately $190.9 million, compared to a carrying value of $193.8 million.   At December 31, 2009, the fair value of the convertible senior subordinated 5.625% notes due January 2017, based on market prices obtained through independent pricing sources, was approximately $182.9 million, compared to a carrying value of $172.5 million.

Available-for-sale securities
The Company has an investment in Titan Europe Plc that was valued at $6.5 million as of December 31, 2009, representing a 22.9% ownership position, at that time.  Titan Europe Plc is publicly traded on the AIM market in London, England.  The investment in Titan Europe Plc is included as a component of other assets on the Consolidated Balance Sheets.  The Company has considered the applicable guidance in ASC 323 Investments – Equity Method and Joint Ventures and has concluded that the Company’s investment in Titan Europe Plc should continue to be accounted for as an available-for-sale security and recorded at fair value in accordance with ASC 320 Investments – Debt and Equity Securities as the Company does not have significant influence over Titan Europe Plc.  In accordance with ASC 320,  the Company records the Titan Europe Plc investment as an available-for-sale security and reports this investment at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.  Should the fair value decline below the cost basis, the Company would be required to determine if this decline is other than temporary.  If the decline in fair value were judged to be other than temporary, an impairment charge would be recorded.  Declared dividends on this investment are recorded in income as a component of other income.  See Note 6 for additional information.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign currency translation
The financial statements of the Company’s foreign subsidiaries are translated to United States currency in accordance with ASC 830 Foreign Currency Matters.  Assets and liabilities are translated to United States dollars at period-end exchange rates.  Income and expense items are translated at average rates of exchange prevailing during the period.  Translation adjustments are included in “Accumulated other comprehensive loss” in stockholders’ equity.  As of December 2009, the Company’s investment in Titan Europe Plc was classified as available-for-sale securities and this investment is included as a component of other assets on the Consolidated Balance Sheets.  Gains and losses that result from foreign currency transactions are included in the accompanying consolidated statements of operations.

Impairment of goodwill
The Company reviews goodwill for impairment during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  In the fourth quarter of 2009, the Company recorded a noncash charge for the impairment of goodwill of $11.7 million on both a pre-tax and after-tax basis.  The charge was associated with the reporting units of the Company’s agricultural ($6.9 million), earthmoving/construction ($3.6 million), and consumer ($1.2 million) segments.  The Company had no remaining goodwill after the impairment.  See Note 8 for additional information.

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

Research and development expense
Research and development (R&D) expenses are expensed as incurred.  R&D costs were $8.9 million, $3.5 million and $1.7 million for the years of 2009, 2008 and 2007, respectively.  The additional R&D costs recorded during the past two years primarily related to the Giant OTR products.

Advertising
Advertising expenses are included in SG&A expense and are expensed as incurred.  Advertising costs were approximately $2 million for each of the years ended December 31, 2009, 2008 and 2007.

Warranty costs
The Company provides limited warranties on workmanship on its products in all market segments.  The provision for estimated warranty costs is made in the period when such costs become probable and is based on past warranty experience.  See Note 10 for additional information.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Interest paid
The Company paid $16.7 million, $16.6 million and $10.2 million for interest in 2009, 2008 and 2007, respectively.

Income taxes paid
Titan paid $0.4 million, $8.0 million and $2.4 million for income taxes in 2009, 2008 and 2007, respectively.

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

Stock-based compensation
At December 31, 2009, the Company has two stock-based compensation plans, which are described in Note 21.  The Company granted no stock options in 2009, 2008 or 2007.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2009 and 2008, consisted of the following (amounts in thousands):
	2009	2008
Accounts receivable	$71,471	$133,170
Allowance for doubtful accounts	(3,958)	(6,639)
Accounts receivable, net	$67,513	$126,531

The Company had net accounts receivable of $67.5 million and $126.5 million at December 31, 2009 and 2008, respectively.  These amounts are net of allowance for doubtful accounts of $4.0 million and $6.6 million for the years ended 2009 and 2008, respectively.

3.	INVENTORIES

Inventories at December 31, 2009 and 2008, consisted of the following (amounts in thousands):
	2009	2008
Raw material	$44,336	$73,927
Work-in-process	21,378	26,820
Finished goods	46,067	56,488
	111,781	157,235
Adjustment to LIFO basis	(1,645)	(9,929)
	$110,136	$147,306

The Company had inventories of $110.1 million and $147.3 million at December 31, 2009 and 2008, respectively.  Included in the above inventory balances at year-end 2009 and 2008 are reserves for slow-moving and obsolete inventory of $2.3 million and $3.8 million, respectively.  The LIFO reduction changed primarily as a result of fluctuations within the composition of LIFO inventory layers in association with the major inventory reduction.

4.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2009 and 2008, consisted of the following (amounts in thousands):
	2009	2008
Prepaid supplies	$14,019	$12,436
Prepaid income taxes	3,514	3,141
Other	9,744	6,085
	$27,277	$21,662

The Company had prepaid and other current assets of $27.3 million and $21.7 million at December 31, 2009 and 2008, respectively.  The major component consisted primarily of prepaid supplies, which were $14.0 million and $12.4 million at December 31, 2009 and 2008, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2009 and 2008, consisted of the following (amounts in thousands):
	2009	2008
Land and improvements	$2,993	$3,343
Buildings and improvements	97,238	99,650
Machinery and equipment	359,244	318,327
Tools, dies and molds	77,926	62,856
Construction-in-process	16,383	37,536
	553,784	521,712
Less accumulated depreciation	(299,323)	(273,270)
	$254,461	$248,442

The Company had property, plant and equipment of $254.5 million and $248.4 million at December 31, 2009 and 2008, respectively.  Depreciation related to property, plant and equipment for the years 2009, 2008 and 2007 totaled $31.7 million, $27.5 million, and $26.1 million, respectively.

6.	INVESTMENT IN TITAN EUROPE

Investment in Titan Europe Plc at December 31, 2009 and 2008, consisted of the following (amounts in thousands):
	2009	2008
Investment in Titan Europe Plc	$6,456	$2,649

Titan Europe Plc is publicly traded on the AIM market in London, England.  During the first quarter of 2009, the Company purchased $2.4 million of additional shares in Titan Europe Plc, thereby increasing its investment from 17.2% to a 22.9% ownership percentage.  The Company has considered the applicable guidance in ASC 323 Investments – Equity Method and Joint Ventures and has concluded that the Company’s investment in Titan Europe Plc should continue to be accounted for as an available-for-sale security and recorded at fair value in accordance with ASC 320 Investments – Debt and Equity Securities as the Company does not have significant influence over Titan Europe Plc.  The investment in Titan Europe Plc is included as a component of other assets on the Consolidated Balance Sheets.  Titan’s cost basis in Titan Europe is $5.0 million.  Titan’s other comprehensive income includes a gain on the Titan Europe investment of $0.9 million, which is net of tax of $0.5 million.  The increased value in the Titan Europe Plc investment at December 31, 2009, was due to a higher publicly quoted Titan Europe Plc market price and additional purchased shares.

7.	OTHER ASSETS

Other assets at December 31, 2009 and 2008, consisted of the following (amounts in thousands):
	2009	2008
Deferred financing	$9,084	$3,260
Investment in Titan Europe Plc	6,456	2,649
Contractual obligations	5,869	4,426
Other	8,124	7,848
	$29,533	$18,183

Other assets were $29.5 million and $18.2 million at December 31, 2009 and 2008, respectively.  The higher balance in other assets primarily related to deferred financing, which increased to $9.1 million at December 31, 2009, from $3.3 million at December 31, 2008.  The deferred financing increase was due to approximately $6 million of deferred financing related to the December 2009 convertible note offering.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	GOODWILL

The changes in the carrying amount of goodwill by reporting units for the year ended December 31, 2009, were as follows (amounts in thousands):
	Agricultural Segment	Earthmoving/ Construction Segment	Consumer Segment	Total
Balance at January 1, 2008	$6,912	$3,552	$1,238	$11,702
Additions/disposals	0	0	0	0
Balance at December 31, 2008	6,912	3,552	1,238	11,702
Noncash goodwill impairment charge	(6,912)	(3,552)	(1,238)	(11,702)
Balance at December 31, 2009	$0	$0	$0	$0

The Company reviews goodwill for impairment during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the reporting unit to which the goodwill relates and using an earnings before interest, taxes, depreciation, and amortization (EBITDA) multiple approach.  In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends and economic conditions.  When the Company’s estimated fair value of the reporting unit is less than the carrying value, a second step of the impairment analysis is performed.  In this second step, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.

In the fourth quarter of 2009, the Company recorded a noncash charge for the impairment of goodwill of $11.7 million on both a pre-tax and million after-tax basis.  The charge was associated with the reporting units of the Company’s agricultural ($6.9 million), earthmoving/construction ($3.6 million), and consumer ($1.2 million) segments.  The Company performed a fourth quarter 2009 goodwill assessment using a discounted cash flow model that employed a 12.25% discount rate and 2.5% terminal growth rate assumption and an EBITDA multiple approach.

The key factors contributing to the goodwill impairment were:  (i) depressed sales levels, which began to accelerate during the third quarter of 2009, continued in the fourth quarter resulting from reduced demand for the Company’s products across the board, a consequence of the worldwide recession and global economic crisis, (ii) many of the Company’s major customers implemented additional shutdowns during the fourth quarter of 2009, Titan in turn extended shutdowns at its production facilities to manage the lower demand, (iii) operating losses which began in the third quarter, continued into the fourth quarter associated with lower product demand, (iv) decline in the reporting units’ forecasted financial performance as a result of ongoing weak economic conditions, and (v) in December 2009, in association with Titan’s convertible note issuance, the rating agencies of Moody’s Investor Service and Standard and Poor’s Rating Services issued a revised outlook on the Company’s future performance to negative from stable.

Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment.  Assumptions utilized in analyzing goodwill are highly judgmental, especially given the worldwide recession and global economic crisis.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2009 and 2008,  consisted of the following (amounts in thousands):
	2009	2008
Warranty	$9,169	$7,488
Wages and commissions	8,384	11,765
Accrued interest	7,656	7,554
Insurance	5,958	6,161
Utilities	2,289	3,103
Other	12,370	10,017
	$45,826	$46,088

Other current liabilities were $45.8 million and $46.1 million at December 31, 2009 and 2008, respectively.  Reductions in wages and commissions of approximately $3 million and utilities of approximately $1 million were offset by increases of approximately $4 million in the other line items described in the table above.

10.	WARRANTY COSTS

Changes in the warranty liability consisted of the following (amounts in thousands):
	2009	2008
Warranty liability, January 1	$7,488	$5,854
Provision for warranty liabilities	18,629	13,567
Warranty payments made	(16,948)	(11,933)
Warranty liability, December 31	$9,169	$7,488

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

11.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2009 and 2008, consisted of the following (amounts in thousands):
	2009	2008
Accrued pension liabilities	$25,091	$29,291
Accrued employment liabilities	9,481	7,218
Other	3,566	2,450
	$38,138	$38,959

Other long-term liabilities were $38.1 million and $39.0 million at December 31, 2009 and 2008, respectively.   The reduction in other long-term liabilities related to accrued pension liabilities, which decreased approximately $4 million at December 31, 2009, from year-end 2008.  This reduction was partially offset by increases of approximately $2 million in accrued employment liabilities and approximately $1 million in the other line item.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt at December 31, 2009 and 2008, consisted of the following (amounts in thousands):
	2009	2008
Senior unsecured 8% notes due 2012	$193,800	$200,000
Convertible senior subordinated 5.625% notes due 2017	172,500	0
Revolving credit facility	0	25,000
	366,300	225,000
Less amounts due within one year	0	25,000
	$366,300	$200,000

Aggregate maturities of long-term debt are as follows (amounts in thousands):
2010	$0
2011	0
2012	193,800
2013	0
2014	0
Thereafter	172,500
$366,300

Senior unsecured 8% notes due 2012
The Company’s senior unsecured 8% notes are due January 2012.  In the first quarter of 2009, the Company repurchased $6.2 million of principal value of senior notes for approximately $4.8 million resulting in a $1.4 million gain on the note repurchases.  The senior notes outstanding balance was $193.8 million at December 31, 2009.

Convertible senior subordinated 5.625% notes due 2017
The Company’s convertible senior subordinated 5.625% notes (Notes) are due January 2017.   The initial base conversion rate for the Notes is 93.0016 shares of Titan common stock per $1,000 principal amount of Notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of Notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.

Revolving credit facility
The Company’s $150 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a January 2012 termination date and is collateralized by a first priority security interest in certain assets of Titan and its domestic subsidiaries.  At December 31, 2009, there were no borrowings under the credit facility.  During 2009, the borrowings under the credit facility bore an approximate 3¼% interest rate.

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

The credit facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants.  In connection with the convertible senior subordinated note offering, Titan agreed to add an additional mutually agreeable covenant to the Company’s revolving credit facility.  Titan is in compliance with these covenants and restrictions as of December 31, 2009.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following (amounts in thousands):
	Currency Translation Adjustments	Unrealized Gain (Loss) on Investments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2008	$(1,183)	$(14,249)	$(15,612)	$(31,044)
Noncash Titan Europe Plc charge	0	14,249	0	14,249
Defined benefit pension plan entries:
Unrecognized prior service cost, net of tax of $52	0	0	85	85
Unrecognized net loss, net of tax of $11,041	0	0	(18,014)	(18,014)
Unrecognized deferred tax liability, net of tax of $21	0	0	(35)	(35)
Balance at December 31, 2008	(1,183)	0	(33,576)	(34,759)
Unrealized gain on investment, net of tax of $493	0	915	0	915
Defined benefit pension plan entries:
Unrecognized prior service cost, net of tax of $51	0	0	85	85
Unrecognized net gain, net of tax of $3,364	0	0	5,488	5,488
Unrecognized deferred tax liability, net of tax of $21	0	0	(35)	(35)
Balance at December 31, 2009	$(1,183)	$915	$(28,038)	$(28,306)

14.	STOCKHOLDERS’ EQUITY

The Company is authorized by the Board of Directors to repurchase up to 2.5 million common shares subject to debt agreement covenants.  The Company repurchased no Titan common shares in 2009, 2008, or 2007.  The Company has no plans at this time to repurchase any Titan common stock.  Titan paid cash dividends of $.02 per share of common stock for 2009, $.018 per share of common stock for 2008 and $.016 per share for common stock for 2007.  Dividends paid totaled $0.7 million, $0.6 million and $0.5 million for 2009, 2008 and 2007, respectively.

15.	FAIR VALUE MEASUREMENTS

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

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (amounts in thousands):

	December 31, 2009			December 31, 2008
	Total	Level 1	Levels 2&3	Total	Level 1	Levels 2&3
Investment in Titan Europe Plc	$6,456	$6,456	$0	$2,649	$2,649	$0
Investments for contractual obligations	5,869	5,869	0	4,426	4,426	0
Total	$12,325	$12,325	$0	$7,075	$7,075	$0

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	ROYALTY EXPENSE

Royalty expense consisted of the following (amounts in thousands):
	2009	2008	2007
Royalty expense	$7,573	$9,242	$6,155

The Company has a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses recorded for the years ended December 31, 2009, 2008 and 2007, were $7.6 million, $9.2 million and $6.2 million, respectively.

17.	NONCASH CONVERTIBLE DEBT CONVERSION CHARGE

Noncash convertible debt conversion charge consisted of the following (amounts in thousands):
	2009	2008	2007
Noncash convertible debt charge	$0	$0	$13,376

In January 2007, the Company filed a registration statement relating to an offer to the holders of its 5.25% senior unsecured convertible notes due 2009 to convert their notes into Titan’s common stock at an increased conversion rate (Offer).  Per the Offer, each $1,000 principal amount of notes was convertible into 81.0000 shares of common stock, which is equivalent to a conversion price of approximately $12.35 per share.

In March 2007, the Company announced 100% acceptance of the conversion offer and the $81.2 million of accepted notes were converted into 6,577,200 shares of Titan common stock.  The Company recognized a noncash charge of $13.4 million in connection with this exchange in accordance with ASC 470-20 Debt – Debt with Conversion and Other Options.

18.	OTHER INCOME, NET

Other income consisted of the following (amounts in thousands):
	2009	2008	2007
Gain on senior note repurchases	$1,398	$0	$0
Investment gain (loss) related to contractual obligations	1,343	(1,852)	172
Interest income	211	1,352	2,717
Dividend income – Titan Europe Plc	0	1,711	1,768
Other income (expense)	186	1,298	(1,293)
	$3,138	$2,509	$3,364

Other income recorded for the years ended December 31, 2009, 2008 and 2007, was $3.1 million, $2.5 million and $3.4 million, respectively.  The other income items are described in the table above.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	INCOME TAXES

Income (loss) before income taxes, consisted of the following (amounts in thousands):
	2009	2008	2007
Domestic	$(31,863)	$21,727	$(6,306)
Foreign	(139)	1,283	2,422
	$(32,002)	$23,010	$(3,884)

The income tax provision (benefit) was as follows (amounts in thousands):
	2009	2008	2007
Current
Federal	$(3,526)	$7,814	$562
State	160	34	547
Foreign	(1,041)	1,031	1,574
	(4,407)	8,879	2,683
Deferred
Federal	(2,721)	811	2,725
State	(229)	(17)	408
Foreign	0	0	(2,453)
	(2,950)	794	680
Income tax provision (benefit)	$(7,357)	$9,673	$3,363

The income tax provision differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) as a result of the following:
	2009	2008	2007
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Nondeductible goodwill impairment	(12.8)	0.0	0.0
Nondeductible debt conversion charge	0.0	0.0	(120.6)
Irish capital gains tax	0.0	0.0	29.3
Repatriation of foreign earnings	0.0	1.9	(29.2)
Foreign taxes, net	1.6	(1.9)	18.8
State taxes, net	(0.1)	4.8	(16.0)
Other, net	(0.7)	2.2	(3.9)
Effective tax rate	23.0%	42.0%	(86.6)%

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2009 and 2008, are as follows (amounts in thousands):
	2009	2008
Deferred tax assets:
Unrealized loss on investments	$13,401	$13,954
Net operating loss carryforwards	13,481	2,004
Pension	9,789	11,130
Employee benefits and related costs	4,821	4,044
Warranty	3,533	2,862
Allowance for bad debts	1,963	2,523
Inventory	968	1,970
EPA reserve	858	1,121
Other	3,894	4,636
Deferred tax assets	52,708	44,244

Deferred tax liabilities:
Fixed assets	(34,347)	(24,946)
Deferred tax liabilities	(34,347)	(24,946)

Net deferred tax asset	$18,361	$19,298

The Company recorded an income tax benefit of $(7.4) million for the year ended December 31, 2009, and income tax expense of $9.7 million and $3.4 million for the years ended December 31, 2008 and 2007, respectively.  The Company’s income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $11.7 million noncash goodwill impairment charge.  This noncash goodwill charge is not deductible for income tax purposes.  The Company’s Federal net operating loss carryforward of approximately $30 million expires in 2029.  In addition, the Company has various state net operating loss carryforwards which are subject to expiration from 2019 to 2029.

The Company has applied the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, for the year ended December 31, 2009.  No adjustment was made to retained earnings in adopting FIN 48 in 2007 and at this time the Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.  Titan has identified its federal tax return and its Illinois state tax return as “major” tax jurisdictions.  The Company is subject to (i) federal tax examinations for periods 2006 to 2009 and (ii) Illinois state income tax examinations for years 2006 to 2009.

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

The Company’s defined benefit plans have been aggregated in the following table.  Included in the December 31, 2009, presentation are the Titan Tire, Bryan and Walcott plans which have a projected benefit obligation of $93.7 million, exceeding the fair value of plan assets of $68.6 million at December 31, 2009.  Included in the December 31, 2008, presentation are the Titan Tire, Bryan and Walcott plans which have a projected benefit obligation of $90.5 million, exceeding the fair value of plan assets of $61.3 million at December 31, 2008.

The projected benefit obligation and the accumulated benefit obligation are the same amount since the Plans are frozen and there are no future compensation levels to factor into the obligations.  The Company absolved itself from the liabilities associated with the Dico plan with the purchase of a final annuity settlement contract in October 2002.  Therefore, the plan no longer maintains a projected or accumulated benefit obligation.  The fair value of the Dico plan assets was $0.5 million at December 31, 2009, 2008 and 2007.

The following table provides the change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheet of the defined benefit pension plans as of December 31, 2009 and 2008 (amounts in thousands):

Change in benefit obligation:	2009	2008
Benefit obligation at beginning of year	$90,545	$95,362
Interest cost	5,456	5,295
Actuarial (gain) loss	4,657	(3,507)
Benefits paid	(6,950)	(6,605)
Benefit obligation at end of year	$93,708	$90,545

Change in plan assets:
Fair value of plan assets at beginning of year	$61,796	$94,499
Actual return on plan assets	14,145	(26,323)
Employer contributions	169	225
Benefits paid	(6,950)	(6,605)
Fair value of plan assets at end of year	$69,160	$61,796

Unfunded status at end of year	$(24,548)	$(28,749)

Amounts recognized in consolidated balance sheet:
Noncurrent assets	$543	$542
Noncurrent liabilities	(25,091)	(29,291)
Net amount recognized in the consolidated balance sheet	$(24,548)	$(28,749)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in accumulated other comprehensive loss:
	2009	2008
Unrecognized prior service cost	$(1,301)	$(1,438)
Unrecognized net loss	(44,034)	(52,886)
Deferred tax effect of unrecognized items	17,297	20,748
Net amount recognized in accumulated other comprehensive loss	$(28,038)	$(33,576)

The weighted-average assumptions used in the actuarial computation that derived the benefit obligations at December 31 were as follows:	2009	2008
Discount rate	5.75%	6.25%
Expected long-term return on plan assets	7.50%	8.50%

The following table provides the components of net periodic pension cost for the plans, settlement cost and the assumptions used in the measurement of the Company’s benefit obligation for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):
Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net periodic benefit cost:	2009	2008	2007
Interest cost	$5,456	$5,295	$4,109
Assumed return on assets	(4,939)	(7,828)	(5,561)
Amortization of unrecognized prior service cost	137	137	137
Amortization of unrecognized deferred taxes	(56)	(56)	(56)
Amortization of net unrecognized loss	4,303	1,588	1,593

Net periodic pension (income) cost	$4,901	$(864)	$222

The estimated net loss, prior service cost, and deferred taxes that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $3.6 million, $0.1 million and $(0.1) million, respectively.

The weighted-average assumptions used in the actuarial computation that derived net periodic pension cost for the years ended December 31, 2009, 2008 and 2007 were as follows:
	2009	2008	2007
Discount rate	6.25%	5.75%	5.75%
Expected long-term return on plan assets	8.50%	8.50%	8.50%

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the fair value of plan assets was as follows:
	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2009	2008	2010
U.S. equities (a)	61%	53%	40% - 80%
Fixed income	26%	34%	20% - 50%
Cash and cash equivalents	4%	8%	0% - 20%
International equities (a)	9%	5%	0% - 16%
	100%	100%

(a)	Total equities may not exceed 80% of total plan assets.

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments;

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair value of the plan assets by asset categories was as follows (amounts in thousands):
	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Money market funds	$3,067	$3,067	$0	$0
Domestic common stock	28,761	28,761	0	0
Foreign common stock	2,887	2,887	0	0
Corporate bonds	4,722	4,722	0	0
Foreign bonds	275	275	0	0
U.S. government securities	1,658	1,658	0	0
Mortgaged-backed securities	97	0	97	0
Mutual funds	1,024	1,024	0	0
Common / collective trusts	26,669	0	26,669	0
Totals	$69,160	$42,394	$26,766	$0

The Company invests in a diversified portfolio consisting of an array of asset classes in an attempt to maximize returns while minimizing risk.  These asset classes include U.S. equities, fixed income, cash and cash equivalents, and international equities.  The investment objectives are to provide for the growth and preservation of plan assets on a long-term basis through investments in: (i) investment grade securities that provide investment returns that meet or exceed the Standard & Poor’s 500 Index and (ii) investment grade fixed income securities that provide investment returns that meet or exceed the Barclays Capital Aggregate Bond Index.  The U.S. equities asset category included the Company’s common stock in the amount of $1.5 million (approximately two percent of total plan assets) at both December 31, 2009 and 2008 year end.

The long-term rate of return for plan assets is determined using a weighted-average of long-term historical approximate returns on cash and cash equivalents, fixed income securities, and equity securities considering the anticipated investment allocation within the plans.  The expected return on plan assets is anticipated to be 7.5% over the long-term.  This rate assumes long-term historical returns of approximately 9% for equities and approximately 6% for fixed income securities using the plans’ target allocation percentages.  Professional investment firms, none of which are Titan employees, manage the plan assets.

Although the 2010 minimum pension funding calculations are not finalized, the Company estimates those funding requirements will be approximately $3 million.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Projected benefit payments from the plans as of December 31, 2009, are estimated as follows (amounts in thousands):
2010	$6,544
2011	6,611
2012	6,699
2013	6,878
2014	6,980
2015-2019	36,057

401(k)
The Company sponsors four 401(k) retirement savings plans.  One plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement.  Titan provides a 25% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan.  The Company issued 59,257 shares, 22,097 shares and 17,086 shares of treasury stock in connection with this 401(k) plan during 2009, 2008 and 2007, respectively.  Expenses to the Company related to this common stock matching contribution were $0.4 million, $0.6 million and $0.4 million for 2009, 2008 and 2007.

The other three 401(k) plans are for employees covered by collective bargaining arrangements at (i) Titan Tire Corporation; (ii) Titan Tire Corporation of Freeport; and (iii) Titan Tire Corporation of Bryan.  These three plans do not include a Company matching contribution.  Employees are fully vested with respect to their contributions.

21.	STOCK OPTION PLANS

The Company accounts for stock options using ASC 718 Compensation – Stock Compensation.  No stock-based compensation expense was recorded during 2009, 2008, or 2007.  The Company granted no stock options during 2009, 2008 or 2007.  All previously granted stock options were fully vested before January 1, 2007.

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

2005 Equity Incentive Plan
The Company adopted the 2005 Equity Incentive Plan to provide stock options as a means of attracting and retaining qualified independent directors and employees for the Company.  A total of 1.2 million shares are available for future issuance under the equity incentive plan.  The exercise price of stock options may not be less than the fair market value of the common stock on the date of the grant.  The vesting and term of each option is set by the Board of Directors.  In 2009, 2008 and 2007 no stock options were granted under this equity incentive plan.

Stock options outstanding and exercisable as of December 31, 2009, were as follows:
		Options Outstanding		Options Exercisable
	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
Price Range	Contractual Life	Options	Exercise Price	Options	Exercise Price
$3.63 - $ 5.35	1.2 years	112,500	$4.45	112,500	$4.45
$10.68 - $13.74	5.7 years	278,036	$12.20	278,036	$12.20
		390,536	$9.96	390,536	$9.96

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of activity in the stock option plans for 2007, 2008 and 2009:
	Shares Subject to Option	Weighted- Average Exercise Price

Outstanding, January 1, 2007	1,437,575	$10.63

Granted	0	-	(a)
Exercised	(555,663)	11.94
Canceled/Expired	(7,913)	10.50

Outstanding, December 31, 2007	873,999	9.81

Granted	0	-	(a)
Exercised	(313,463)	11.29
Canceled/Expired	0	-

Outstanding, December 31, 2008	560,536	8.98

Granted	0	-	(a)
Exercised	(170,000)	6.72
Canceled/Expired	0	-

Outstanding, December 31, 2009	390,536	$9.96

(a)	The Company granted no stock options during 2007, 2008 or 2009.

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

The total intrinsic value of options exercised in 2009 was $0.2 million.  Cash received from the exercise of stock options was $1.1 million for 2009.  There was no tax benefit realized for the tax deductions from stock options exercised for 2009.

The Company currently uses treasury shares to satisfy any stock option exercises.  At December 31, 2009, the Company had 2.2 million shares of treasury stock.

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

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.  Total rental expense was $2.5 million, $2.9 million and $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, future minimum rental commitments under noncancellable operating leases with initial or remaining terms in excess of one year are as follows (amounts in thousands):
2010	$1,495
2011	733
2012	64
2013	13
Thereafter	0
Total future minimum lease payments	$2,305

24.	CONCENTRATION OF CREDIT RISK

Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction and consumer markets represented 24% of the Company’s consolidated revenues for the year ended December 31, 2009, 22% of the Company’s consolidated revenues for the year ended December 31, 2008, and 17% of the Company’s consolidated revenues for the year ended December 31, 2007.  Net sales to CNH Global N.V. in Titan’s three markets represented 13% of the Company’s consolidated revenues for the year ended December 31, 2009, 12% of the Company’s consolidated revenues for the year ended December 31, 2008, and 11% of the Company’s consolidated revenues for the year ended December 31, 2007.  No other customer accounted for more than 10% of Titan’s net sales in 2009, 2008 or 2007.

25.	RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the chief executive officer of the Company.  The related party is Mr. Fred Taylor and is Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blackstone OTR, LLC; FBT Enterprises; OTR Wheel Engineering; and Wheel & Rim Supply, Inc.  During 2009, 2008 and 2007, sales of Titan product to these companies were approximately $1.0 million, $6.2 million and $5.1 million, respectively.  Titan had trade receivables due from these companies of approximately $0.1 million at December 31, 2009, and approximately $0.2 million at December 31, 2008.  On other sales referred to Titan from these manufacturing representative companies, commissions were approximately $1.3 million, $2.0 million and $1.8 million during 2009, 2008 and 2007, respectively.  These sales and commissions were made in the ordinary course of business and were made on terms no less favorable to Titan than comparable sales and commissions to unaffiliated third parties.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about certain revenues and expenses, income (loss) from operations and segment assets used by the chief operating decision maker of the Company as of and for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):
	2009	2008	2007
Revenues from external customers
Agricultural	$563,528	$729,895	$515,642
Earthmoving/construction	144,589	281,008	277,206
Consumer	19,482	25,797	44,173
	$727,599	$1,036,700	$837,021
Gross profit (loss)
Agricultural	$51,955	$89,782	$35,742
Earthmoving/construction	3,595	46,047	47,848
Consumer	1,604	3,938	3,431
Unallocated corporate	(1,189)	(53)	(2,890)
	$55,965	$139,714	$84,131
Income (loss) from operations
Agricultural	$26,980	$74,241	$25,324
Earthmoving/construction	(7,999)	38,422	40,833
Consumer	(206)	3,303	2,546
Unallocated corporate	(37,669)	(42,645)	(43,865)
Consolidated income (loss) from operations	(18,894)	73,321	24,838
Interest expense	(16,246)	(15,122)	(18,710)
Noncash Titan Europe Plc charge	0	(37,698)	0
Noncash convertible debt conversion charge	0	0	(13,376)
Other income, net	3,138	2,509	3,364
Income (loss) before income taxes	$(32,002)	$23,010	$(3,884)

Capital expenditures
Agricultural	$8,461	$10,946	$11,267
Earthmoving/construction	29,593	67,203	22,950
Consumer	254	406	1,654
Unallocated corporate	1,229	1,398	2,177
	$39,537	$79,953	$38,048
Depreciation & amortization
Agricultural	$17,531	$16,004	$14,255
Earthmoving/construction	12,836	10,831	10,330
Consumer	535	594	1,320
Unallocated corporate	3,394	2,939	2,715
	$34,296	$30,368	$28,620
Total assets
Agricultural	$257,523	$360,030	$257,005
Earthmoving/construction	188,169	188,486	176,144
Consumer	8,305	9,401	22,515
Unallocated corporate (a)	282,466	96,865	134,831
	$736,463	$654,782	$590,495

(a)  Unallocated assets include cash of approximately $229 million, $61 million, and $58 million at year-end 2009, 2008 and 2007, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information by geographic area.  Revenues from external customers were determined based on the location of the selling subsidiary.  Geographic information as of and for the years ended December 31, 2009, 2008 and 2007 was as follows (amounts in thousands):
2009	United States	Other Countries	Consolidated Totals
Revenues from external customers	$727,599	$0	$727,599
Long-lived assets	254,461	0	254,461

2008
Revenues from external customers	$1,036,700	$0	$1,036,700
Long-lived assets	260,144	0	260,144

2007
Revenues from external customers	$837,021	$0	$837,021
Long-lived assets	207,780	0	207,780

27.	SUBSEQUENT EVENTS

Evaluation of subsequent events
The Company has performed an evaluation of subsequent events through February 25, 2010, which is the date the financial statements were filed with the Securities and Exchange Commission.

Special Meeting of Stockholders (Definitive proxy filed January 29, 2010)
A Special Meeting of Stockholders (Special Meeting) of Titan International, Inc. is to be held on March 4, 2010, at 10:00 a.m. Central Time, at the Holiday Inn, 4821 Oak Street, Quincy, IL 62305, to consider and act upon the following matters:

1)	To approve an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 60,000,000 shares to 120,000,000 shares; and

2)	To transact such other business as may properly come before the Special Meeting or any adjournments or postponements thereof.

The Company’s board of directors has fixed the “record date” to be the close of business on January 15, 2010.  Only those stockholders whose names appear of record at the Company’s close of business on January 15, 2010, as holders of record of the Company common stock, are entitled to receive notice of and to vote at the Special Meeting or any adjournments thereof.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28.	EARNINGS PER SHARE

Earnings per share for 2009, 2008 and 2007, are (amounts in thousands, except share and per share data):
2009	Net income (loss)	Weighted- average shares	Per share amount
Basic and diluted loss per share (a)	$(24,645)	34,707,891	$(.71)

2008
Basic earnings per share	$13,337	34,409,754	$.39
Effect of stock options/trusts	0	428,474
Diluted earnings per share	$13,337	34,838,228	$.38

2007
Basic and diluted loss per share (b)	$(7,247)	32,081,268	$(.23)

(a)
The effect of stock options/trusts has been excluded as they were anti-dilutive.  The weighted-average share amount excluded for stock options/trusts totaled 559,110 shares.  The effect of convertible notes has not been included as they were anti-dilutive.  The weighted-average share amount excluded for convertible notes totaled 483,481 shares.

(b)
The effect of stock options has been excluded as they were anti-dilutive.  The weighted-average share amount excluded for stock options totaled 555,162 shares.  The effect of convertible notes has not been included as they were anti-dilutive.  The weighted-average share amount excluded for convertible notes totaled 1,627,296 shares.

29.	SUPPLEMENTARY DATA – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(All amounts in thousands, except per share data)
Quarter ended	March 31	June 30	September 30	December 31		Year ended December 31

2009
Net sales	$232,604	$206,983	$141,496	$146,516		$727,599
Gross profit (loss)	30,063	29,746	(3,030)	(814)		55,965
Net income (loss)	7,041	5,910	(11,113)	(26,483)	(b)	(24,645)
Per share amounts:
Basic	.20	.17	(.32)	(.76)	(b)	(.71)
Diluted	.20	.17	(.32)	(.76)	(b)	(.71)

2008
Net sales	$253,525	$269,114	$255,463	$258,598		$1,036,700
Gross profit	32,344	41,946	37,423	28,001		139,714
Net income (loss)	8,134	13,306	10,303	(18,406)	(c)	13,337
Per share amounts: (a)
Basic	.24	.39	.30	(.53)	(c)	.39
Diluted	.23	.38	.30	(.53)	(c)	.38

(a)	As a result of changes in outstanding share balances, year-end per share amounts do not agree to the sum of the quarters. Adjusted to reflect the five-for-four stock split that took place in 2008.

(b)	Noncash goodwill impairment charge of $11.7 million was included in the quarter ended December 31, 2009.

(c)	Noncash Titan Europe Plc charge of $24.5 million, net of tax, was included in the quarter ended December 31, 2008.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30.	SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The Company’s 8% senior unsecured notes and 5.625% convertible senior subordinated notes are guaranteed by each of Titan’s current and future wholly owned domestic subsidiaries other than its immaterial subsidiaries (subsidiaries with total assets less than $250,000 and total revenues less than $250,000.) The note guarantees are full and unconditional, joint and several obligations of the guarantors. Non-guarantors consist primarily of foreign subsidiaries of the Company, which are organized outside the United States of America. The following condensed consolidating financial statements are presented using the equity method of accounting.

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	Year Ended December 31, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$727,599	$0	$0	$727,599
Cost of sales	(6)	671,640	0	0	671,634
Gross profit (loss)	6	55,959	0	0	55,965
Selling, general and administrative expenses	16,549	30,093	92	0	46,734
Research and development expenses	67	8,783	0	0	8,850
Royalty expense	0	7,573	0	0	7,573
Noncash goodwill impairment charge	0	11,702	0	0	11,702
Loss from operations	(16,610)	(2,192)	(92)	0	(18,894)
Interest expense	(16,246)	0	0	0	(16,246)
Other income	2,850	288	0	0	3,138
Loss before income taxes	(30,006)	(1,904)	(92)	0	(32,002)
Income tax provision (benefit)	(6,897)	(439)	(21)	0	(7,357)
Equity in earnings of subsidiaries	(1,536)	0	0	1,536	0
Net income (loss)	$(24,645)	$(1,465)	$(71)	$1,536	$(24,645)

	Year Ended December 31, 2008
(Amounts in thousands)
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$1,036,700	$0	$0	$1,036,700
Cost of sales	(922)	897,908	0	0	896,986
Gross profit	922	138,792	0	0	139,714
Selling, general and administrative expenses	20,332	33,251	78	0	53,661
Research and development expenses	17	3,473	0	0	3,490
Royalty expense	0	9,242	0	0	9,242
Income (loss) from operations	(19,427)	92,826	(78)	0	73,321
Interest expense	(15,122)	0	0	0	(15,122)
Noncash Titan Europe Plc charge	(37,698)	0	0	0	(37,698)
Other income (expense)	832	(33)	1,710	0	2,509
Income (loss) before income taxes	(71,415)	92,793	1,632	0	23,010
Income tax provision (benefit)	(30,024)	39,011	686	0	9,673
Equity in earnings of subsidiaries	54,728	0	0	(54,728)	0
Net income	$13,337	$53,782	$946	$(54,728)	$13,337

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	Year Ended December 31, 2007
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$837,021	$0	$0	$837,021
Cost of sales	1,905	750,985	0	0	752,890
Gross profit (loss)	(1,905)	86,036	0	0	84,131
Selling, general and administrative expenses	19,555	31,692	202	0	51,449
Research and development	17	1,672	0	0	1,689
Royalty expense	0	6,155	0	0	6,155
Income (loss) from operations	(21,477)	46,517	(202)	0	24,838
Interest expense	(18,707)	(3)	0	0	(18,710)
Intercompany interest income (expense)	11,472	(12,324)	852	0	0
Noncash convertible debt conversion charge	(13,376)	0	0	0	(13,376)
Other income (expense)	1,925	(333)	1,772	0	3,364
Income (loss) before income taxes	(40,163)	33,857	2,422	0	(3,884)
Income tax provision (benefit)	(10,423)	12,866	920	0	3,363
Equity in earnings of subsidiaries	22,493	0	0	(22,493)	0
Net income (loss)	$(7,247)	$20,991	$1,502	$(22,493)	$(7,247)

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	December 31, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$229,004	$11	$167	$0	$229,182
Accounts receivable	(201)	67,714	0	0	67,513
Inventories	0	110,136	0	0	110,136
Prepaid and other current assets	19,857	18,528	0	0	38,385
Total current assets	248,660	196,389	167	0	445,216
Property, plant and equipment, net	7,602	246,859	0	0	254,461
Investment in subsidiaries	10,748	0	0	(10,748)	0
Other assets	23,870	6,460	6,456	0	36,786
Total assets	$290,880	$449,708	$6,623	$(10,748)	$736,463

Liabilities and Stockholders’ Equity
Accounts payable	$1,086	$23,160	$0	$0	$24,246
Other current liabilities	8,288	37,538	0	0	45,826
Total current liabilities	9,374	60,698	0	0	70,072
Long-term debt	366,300	0	0	0	366,300
Other long-term liabilities	5,574	32,564	0	0	38,138
Intercompany accounts	(352,321)	377,281	(24,960)	0	0
Stockholders’ equity	261,953	(20,835)	31,583	(10,748)	261,953
Total liabilities and stockholders’ equity	$290,880	$449,708	$6,623	$(10,748)	$736,463

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	December 31, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$59,011	$60	$2,587	$0	$61,658
Accounts receivable	(127)	126,658	0	0	126,531
Inventories	0	147,306	0	0	147,306
Prepaid and other current assets	17,117	16,573	14	0	33,704
Total current assets	76,001	290,597	2,601	0	369,199
Property, plant and equipment, net	6,160	242,282	0	0	248,442
Investment in subsidiaries	31,474	0	0	(31,474)	0
Other assets	15,842	18,650	2,649	0	37,141
Total assets	$129,477	$551,529	$5,250	$(31,474)	$654,782

Liabilities and Stockholders’ Equity
Short-term debt	$25,000	$0	$0	$0	$25,000
Accounts payable	3,106	62,441	0	0	65,547
Other current liabilities	10,548	34,540	1,000	0	46,088
Total current liabilities	38,654	96,981	1,000	0	136,635
Long-term debt	200,000	0	0	0	200,000
Other long-term liabilities	3,943	35,016	0	0	38,959
Intercompany accounts	(392,308)	419,738	(27,430)	0	0
Stockholders’ equity	279,188	(206)	31,680	(31,474)	279,188
Total liabilities and stockholders’ equity	$129,477	$551,529	$5,250	$(31,474)	$654,782

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	Year Ended December 31, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$36,592	$35,742	$(21)	$72,313

Cash flows from investing activities:
Capital expenditures	(2,704)	(36,833)	0	(39,537)
Acquisition of shares of Titan Europe Plc	0	0	(2,399)	(2,399)
Other, net	0	1,042	0	1,042
Net cash used for investing activities	(2,704)	(35,791)	(2,399)	(40,894)

Cash flows from financing activities:
Proceeds from borrowings	172,500	0	0	172,500
Repurchase of senior notes	(4,726)	0	0	(4,726)
Payment on debt	(25,000)	0	0	(25,000)
Proceeds from exercise of stock options	1,142	0	0	1,142
Payment of financing fees	(7,107)	0	0	(7,107)
Other, net	(704)	0	0	(704)
Net cash provided by financing activities	136,105	0	0	136,105

Net increase (decrease) in cash and cash equivalents	169,993	(49)	(2,420)	167,524
Cash and cash equivalents, beginning of period	59,011	60	2,587	61,658
Cash and cash equivalents, end of period	$229,004	$11	$167	$229,182

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	Year Ended December 31, 2008
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(25,759)	$75,319	$1,610	$51,170

Cash flows from investing activities:
Capital expenditures	(4,534)	(75,419)	0	(79,953)
Other, net	7	97	0	104
Net cash used for investing activities	(4,527)	(75,322)	0	(79,849)

Cash flows from financing activities:
Proceeds on revolving credit facility	25,000	0	0	25,000
Proceeds from exercise of stock options	3,536	0	0	3,536
Excess tax benefit from stock options exercised	4,131	0	0	4,131
Other, net	(655)	0	0	(655)
Net cash provided by financing activities	32,012	0	0	32,012

Net increase (decrease) in cash and cash equivalents	1,726	(3)	1,610	3,333
Cash and cash equivalents, beginning of year	57,285	63	977	58,325
Cash and cash equivalents, end of year	$59,011	$60	$2,587	$61,658

	Year Ended December 31, 2007
(Amounts in thousands)
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$38,364	$36,775	$854	$75,993

Cash flows from investing activities:
Capital expenditures	(1,402)	(36,646)	0	(38,048)
Acquisition off-the-road (OTR) assets	(8,900)	0	0	(8,900)
Asset disposals	3	529	0	532
Net cash used for investing activities	(10,299)	(36,117)	0	(46,416)

Cash flows from financing activities:
Payment of debt	(9,500)	(664)	0	(10,164)
Proceeds from exercise of stock options	6,631	0	0	6,631
Other, net	(1,131)	0	0	(1,131)
Net cash used for financing activities	(4,000)	(664)	0	(4,664)

Net increase (decrease) in cash and cash equivalents	24,065	(6)	854	24,913
Cash and cash equivalents, beginning of year	33,220	69	123	33,412
Cash and cash equivalents, end of year	$57,285	$63	$977	$58,325

TITAN INTERNATIONAL, INC.

SCHEDULE II – VALUATION RESERVES

Description	Balance at beginning of year	Additions to costs and expenses	Deductions	Balance at end of year

Year ended December 31, 2009
Reserve deducted in the balance sheet from the assets to which it applies

Allowance for doubtful accounts	$6,639,000	$1,248,000	$(3,929,000)	$3,958,000

Year ended December 31, 2008
Reserve deducted in the balance sheet from the assets to which it applies

Allowance for doubtful accounts	$5,258,000	$1,489,000	$(108,000)	$6,639,000

Year ended December 31, 2007
Reserve deducted in the balance sheet from the assets to which it applies

Allowance for doubtful accounts	$4,818,000	$461,000	$(21,000)	$5,258,000

S-1