Form 10-Q
period 2010-03-31
TITAN INTERNATIONAL INC
filed 2010-04-26
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: March 31, 2010

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
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	April 22, 2010

Common stock, no par value per share	35,289,584

TITAN INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations for the Three Months Ended March 31, 2010 and 2009	1

	Consolidated Condensed Balance Sheets as of March 31, 2010, and December 31, 2009	2

	Consolidated Condensed Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2010	3

	Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	4

	Notes to Consolidated Condensed Financial Statements	5-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II.	Other Information

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 6.	Exhibits	29

	Signatures	29

PART I.  FINANCIAL INFORMATION

Item 1.             Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended
	March 31,
	2010	2009
Net sales	$196,448	$232,604
Cost of sales	170,361	202,541
Gross profit	26,087	30,063
Selling, general and administrative expenses	11,809	12,528
Research and development expenses	2,027	999
Royalty expense	2,121	2,459
Income from operations	10,130	14,077
Interest expense	(7,056)	(3,944)
Other income	333	1,409
Income before income taxes	3,407	11,542
Provision for income taxes	1,329	4,501
Net income	$2,078	$7,041
Earnings per common share:
Basic	$.06	$.20
Diluted	.06	.20
Average common shares outstanding:
Basic	34,772	34,624
Diluted	35,329	35,177

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	March 31,	December 31,
Assets	2010	2009
Current assets
Cash and cash equivalents	$215,215	$229,182
Accounts receivable	102,302	67,513
Inventories	129,598	110,136
Deferred income taxes	9,833	11,108
Prepaid and other current assets	24,178	27,277
Total current assets	481,126	445,216

Property, plant and equipment, net	249,304	254,461
Deferred income taxes	7,396	7,253
Other assets	27,402	29,533

Total assets	$765,228	$736,463

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$46,678	$24,246
Other current liabilities	50,039	45,826
Total current liabilities	96,717	70,072

Long-term debt	366,300	366,300
Other long-term liabilities	38,576	38,138
Total liabilities	501,593	474,510

Stockholders’ equity
Common stock (no par, 120,000,000 shares authorized, 37,475,288 issued)	30	30
Additional paid-in capital	299,512	299,519
Retained earnings	18,279	16,377
Treasury stock (at cost, 2,199,778 and 2,214,347 shares, respectively)	(20,144)	(20,274)
Treasury stock reserved for contractual obligations	(5,393)	(5,393)
Accumulated other comprehensive loss	(28,649)	(28,306)
Total stockholders’ equity	263,635	261,953

Total liabilities and stockholders’ equity	$765,228	$736,463

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)

	Number of common shares		Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for contractual obligations	Accumulated other comprehensive income (loss)	Total

Balance January 1, 2010	#	35,260,941	$30	$299,519	$16,377	$(20,274)	$(5,393)	$(28,306)	$261,953

Comprehensive income:
Net income					2,078				2,078
Pension liability adjustments, net of tax								575	575
Unrealized loss on investment, net of tax								(918)	(918)
Comprehensive income									1,735
Dividends on common stock					(176)				(176)
Issuance of treasury stock under 401(k) plan		14,569		(7)		130			123

Balance March 31, 2010	#	35,275,510	$30	$299,512	$18,279	$(20,144)	$(5,393)	$(28,649)	$263,635

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$2,078	$7,041
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	9,281	7,966
Deferred income tax provision	1,275	0
Gain on senior note repurchase	0	(1,398)
Excess tax benefit from stock options exercised	0	(67)
Issuance of treasury stock under 401(k) plan	123	136
(Increase) decrease in assets:
Accounts receivable	(34,789)	729
Inventories	(19,462)	(20,325)
Prepaid and other current assets	3,099	1,802
Other assets	46	25
Increase (decrease) in liabilities:
Accounts payable	22,432	(11,586)
Other current liabilities	4,413	(243)
Other liabilities	1,365	1,916
Net cash used for operating activities	(10,139)	(14,004)

Cash flows from investing activities:
Capital expenditures	(3,508)	(19,933)
Acquisition of shares of Titan Europe Plc	0	(2,399)
Other	42	12
Net cash used for investing activities	(3,466)	(22,320)

Cash flows from financing activities:
Repurchase of senior notes	0	(4,726)
Proceeds from exercise of stock options	0	800
Excess tax benefit from stock options exercised	0	67
Payment of financing fees	(186)	(1,070)
Dividends paid	(176)	(175)
Net cash used for financing activities	(362)	(5,104)

Net decrease in cash and cash equivalents	(13,967)	(41,428)

Cash and cash equivalents at beginning of period	229,182	61,658

Cash and cash equivalents at end of period	$215,215	$20,230

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary to present fairly the Company’s financial position as of March 31, 2010, and the results of operations and cash flows for the three months ended March 31, 2010 and 2009.

Accounting policies have continued without significant change and are described in the Description of Business and Significant Accounting Policies contained in the Company’s 2009 Annual Report on Form 10-K.  These interim financial statements have been prepared pursuant to the Securities and Exchange Commission’s rules for Form 10-Q’s and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.  Certain amounts from prior periods have been reclassified to conform to the current period financial presentation.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value.  Investments in marketable equity securities are recorded at fair value.  The senior unsecured 8% notes due 2012 (senior notes) and convertible senior subordinated 5.625% notes due 2017 (convertible notes) are carried at cost of $193.8 million and $172.5 million at March 31, 2010, respectively.  The fair value of these notes at March 31, 2010, as obtained through independent pricing sources, was approximately $193.8 million for the senior notes and approximately $182.9 million for the convertible notes.

Cash dividends
The Company declared cash dividends of $.005 per share of common stock for each of the three months ended March 31, 2010 and 2009.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):
	March 31,	December 31,
	2010	2009
Accounts receivable	$106,676	$71,471
Allowance for doubtful accounts	(4,374)	(3,958)
Accounts receivable, net	$102,302	$67,513

The Company had net accounts receivable balance of $102.3 million at March 31, 2010, and $67.5 million at December 31, 2009.  These amounts are net of allowance for doubtful accounts of $4.4 million at March 31, 2010, and $4.0 million at December 31, 2009.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

3.  INVENTORIES

Inventories consisted of the following (in thousands):
	March 31,	December 31,
	2010	2009
Raw materials	$44,376	$44,336
Work-in-process	24,563	21,378
Finished goods	60,638	46,067
	129,577	111,781
Adjustment to LIFO basis	21	(1,645)
	$129,598	$110,136

Inventories were $129.6 million at March 31, 2010, and $110.1 million at December 31, 2009.  At March 31, 2010, cost is determined using the first-in, first-out (FIFO) method for approximately 74% of inventories and the last-in, first-out (LIFO) method for approximately 26% of the inventories.  At December 31, 2009, the FIFO method was used for approximately 74% of inventories and LIFO was used for approximately 26% of the inventories.  Included in the inventory balances were reserves for slow-moving and obsolete inventory of $2.5 million at March 31, 2010, and $2.3 million at December 31, 2009.

4.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (in thousands):
	March 31,	December 31,
	2010	2009
Land and improvements	$2,993	$2,993
Buildings and improvements	97,263	97,238
Machinery and equipment	358,937	359,244
Tools, dies and molds	78,267	77,926
Construction-in-process	18,514	16,383
	555,974	553,784
Less accumulated depreciation	(306,670)	(299,323)
	$249,304	$254,461

The Company had property, plant and equipment of $249.3 million and $254.5 million at March 31, 2010 and December 31, 2009, respectively.  Depreciation on fixed assets for the three months ended March 31, 2010 and 2009, totaled $8.6 million and $7.3 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5.  INVESTMENT IN TITAN EUROPE PLC

Investment in Titan Europe Plc consisted of the following (in thousands):
	March 31,	December 31,
	2010	2009
Investment in Titan Europe Plc	$5,043	$6,456

Titan Europe Plc is publicly traded on the AIM market in London, England.  The Company’s investment in Titan Europe represents a 22.9% ownership percentage.  The Company has considered the applicable guidance in ASC 323 Investments – Equity Method and Joint Ventures and has concluded that the Company’s investment in Titan Europe Plc should be accounted for as an available-for-sale security and recorded at fair value in accordance with ASC 320 Investments – Debt and Equity Securities as the Company does not have significant influence over Titan Europe Plc.  The investment in Titan Europe Plc is included as a component of other assets on the Consolidated Condensed Balance Sheets.  Titan’s cost basis in Titan Europe is $5.0 million.  The decreased value in the Titan Europe Plc investment at March 31, 2010, was due to a lower publicly quoted Titan Europe Plc market price and a lower exchange rate.

6.  WARRANTY

Changes in the warranty liability consisted of the following (in thousands):
	2010	2009
Warranty liability, January 1	$9,169	$7,488
Provision for warranty liabilities	3,629	3,025
Warranty payments made	(3,377)	(2,971)
Warranty liability, March 31	$9,421	$7,542

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

7.  REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):
	March 31,	December 31,
	2010	2009
Senior unsecured 8% notes due 2012	$193,800	$193,800
Convertible senior subordinated 5.625% notes due 2017	172,500	172,500
Revolving credit facility	0	0
	366,300	366,300
Less: Amounts due within one year	0	0
	$366,300	$366,300

Aggregate maturities of long-term debt at March 31, 2010, were as follows (in thousands):
April 1 – December 31, 2010	$0
2011	0
2012	193,800
2013	0
2014	0
Thereafter	172,500
$366,300

Senior unsecured 8% notes due 2012
The Company’s senior unsecured 8% notes (senior notes) are due January 2012.  In the first quarter of 2009, the Company repurchased $6.2 million of principal value of senior notes for approximately $4.8 million resulting in a $1.4 million gain on the senior note repurchases.  The Company’s senior notes outstanding balance was $193.8 million at March 31, 2010.

Convertible senior subordinated 5.625% notes due 2017
The Company’s convertible senior subordinated 5.625% notes (convertible notes) are due January 2017.   The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The Company’s convertible notes balance was $172.5 million at March 31, 2010.

Revolving credit facility
The Company’s $150 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a January 2012 termination date and is collateralized by a first priority security interest in certain assets of Titan and its domestic subsidiaries.  During the first quarter of 2010 and at March 31, 2010, there were no borrowings under the credit facility.

The credit facility has an accordion feature that sets the initial loan availability at $150 million with the ability to request increases up to a maximum availability of $250 million.  The credit facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants.   Titan is in compliance with these covenants and restrictions as of March 31, 2010.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

8.  LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At March 31, 2010, future minimum commitments under noncancellable operating leases with initial or remaining terms of at least one year were as follows (in thousands):
April 1 – December 31, 2010	$1,135
2011	735
2012	64
2013	14
Thereafter	1
Total future minimum lease payments	$1,949

9.  EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  The Company also sponsors four 401(k) retirement savings plans.  The Company expects to contribute approximately $2 million to the pension plans during the remainder of 2010.

The components of net periodic pension cost consisted of the following (in thousands):
	Three months ended March 31,
	2010	2009
Interest cost	$1,300	$1,364
Expected return on assets	(1,227)	(1,234)
Amortization of unrecognized prior service cost	34	34
Amortization of unrecognized deferred taxes	(14)	(14)
Amortization of net unrecognized loss	907	1,076
Net periodic pension cost	$1,000	$1,226

10.  ROYALTY EXPENSE

Royalty expense consisted of the following (in thousands):
	Three months ended March 31,
	2010	2009
Royalty expense	$2,121	$2,459

The Company has a trademark license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses recorded were $2.1 million and $2.5 million for the first quarter of 2010 and 2009, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

11.  OTHER INCOME

Other income consisted of the following (in thousands):
	Three months ended March 31,
	2010	2009
Gain on senior note repurchases	$0	$1,398
Investment gain (loss) on contractual obligations	196	(103)
Interest income	94	64
Other income	43	50
	$333	$1,409

The gain on senior note repurchases of $1.4 million resulted from the Company’s repurchase of $6.2 million of principal value of senior notes for approximately $4.8 million in the first quarter of 2009.

12.  INCOME TAXES

Income tax expense consisted of the following (in thousands):
	Three months ended March 31,
	2010	2009
Income tax expense	$1,329	$4,501

The Company recorded income tax expense of $1.3 million and $4.5 million for the quarters ended March 31, 2010 and 2009, respectively.  The Company’s effective income tax rate was 39% for both of the three months ended March 31, 2010 and 2009.

13.  COMPREHENSIVE INCOME

The Company’s comprehensive income consisted of the following:  (i) for the quarter ended March 31, 2010, net income of $2.1 million, amortization of pension adjustments of $0.5 million and unrealized loss on the Titan Europe Plc investment of $(0.9) million for a total comprehensive income of $1.7 million; (ii) for the quarter ended March 31, 2009, net income of $7.0 million, amortization of pension adjustments of $0.7 million and unrealized loss on the Titan Europe Plc investment of $(1.7) million for a total comprehensive income of $6.0 million.

14.  EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):
	Three months ended
	March 31, 2010			March 31, 2009
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$2,078	34,772	$.06	$7,041	34,624	$.20
Effect of stock options/trusts	0	557		0	553
Diluted EPS	$2,078	35,329	$.06	$7,041	35,177	$.20

The effect of convertible notes has been excluded for the three months ended March 31, 2010, as the effect would have been antidilutive.  The weighted average share amount excluded for convertible notes totaled 16.0 million shares.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

15.  SEGMENT INFORMATION

The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
	2010	2009
Revenues from external customers
Agricultural	$151,112	$187,328
Earthmoving/construction	41,815	39,927
Consumer	3,521	5,349
	$196,448	$232,604

Gross profit
Agricultural	$23,890	$24,920
Earthmoving/construction	3,150	4,884
Consumer	668	788
Unallocated corporate	(1,621)	(529)
	$26,087	$30,063

Income from operations
Agricultural	$19,955	$20,085
Earthmoving/construction	690	3,840
Consumer	581	637
Unallocated corporate	(11,096)	(10,485)
Consolidated income from operations	10,130	14,077
Interest expense	(7,056)	(3,944)
Other income, net	333	1,409
Income before income taxes	$3,407	$11,542

Assets by segment were as follows (in thousands):
	March 31,	December 31,
Total Assets	2010	2009
Agricultural	$314,692	$257,523
Earthmoving/construction	195,753	188,169
Consumer	8,669	8,305
Unallocated corporate	246,114	282,466
Consolidated totals	$765,228	$736,463

16.  LITIGATION

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

17.  FAIR VALUE MEASUREMENTS

ASC 820 Fair Value Measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments;

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

	March 31, 2010			December 31, 2009
	Total	Level 1	Levels 2&3	Total	Level 1	Levels 2&3
Investments for contractual obligations	$6,064	$6,064	$0	$5,869	$5,869	$0
Investment in Titan Europe Plc	5,043	5,043	0	6,456	6,456	0
Total	$11,107	$11,107	$0	$12,325	$12,325	$0

18.  RECENTLY ISSUED ACCOUNTING STANDARDS

Fair Value Measurements and Disclosures
In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.”  This guidance requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements.  This guidance requires separate presentation about purchases, sales, issuances, and settlements for activity in Level 3 fair value measurements.   ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The guidance for new disclosures and clarifications of existing disclosures was effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of this part of the guidance had no material effect on the Company’s financial position, results of operations or cash flows.  The guidance related to presentation of Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010.  The adoption of this part of the guidance is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Subsequent Events
In February 2010, the FASB issued ASU 2010-9, “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.”   This guidance removes the requirement for an entity that files financial statements with the Securities and Exchange Commission to disclose a date through which subsequent events have been evaluated.  This guidance was effective immediately.  The adoption of this guidance had no material effect on the Company’s financial position, results of operations or cash flows.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

19.  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

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

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended March 31, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$196,448	$0	$0	$196,448
Cost of sales	1,324	169,037	0	0	170,361
Gross profit (loss)	(1,324)	27,411	0	0	26,087
Selling, general and administrative expenses	4,864	6,906	39	0	11,809
Research and development expenses	0	2,027	0	0	2,027
Royalty expense	0	2,121	0	0	2,121
Income (loss) from operations	(6,188)	16,357	(39)	0	10,130
Interest expense	(7,056)	0	0	0	(7,056)
Other income (expense)	290	44	(1)	0	333
Income (loss) before income taxes	(12,954)	16,401	(40)	0	3,407
Provision (benefit) for income taxes	(5,052)	6,396	(15)	0	1,329
Equity in earnings of subsidiaries	9,980	0	0	(9,980)	0
Net income (loss)	$2,078	$10,005	$(25)	$(9,980)	$2,078

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended March 31, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$232,604	$0	$0	$232,604
Cost of sales	221	202,320	0	0	202,541
Gross profit (loss)	(221)	30,284	0	0	30,063
Selling, general and administrative expenses	4,688	7,838	2	0	12,528
Research and development expenses	3	996	0	0	999
Royalty expense	0	2,459	0	0	2,459
Income (loss) from operations	(4,912)	18,991	(2)	0	14,077
Interest expense	(3,944)	0	0	0	(3,944)
Other income	1,296	113	0	0	1,409
Income (loss) before income taxes	(7,560)	19,104	(2)	0	11,542
Provision (benefit) for income taxes	(2,948)	7,450	(1)	0	4,501
Equity in earnings of subsidiaries	11,653	0	0	(11,653)	0
Net income (loss)	$7,041	$11,654	$(1)	$(11,653)	$7,041

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	March 31, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$215,046	$25	$144	$0	$215,215
Accounts receivable	0	102,302	0	0	102,302
Inventories	0	129,598	0	0	129,598
Prepaid and other current assets	15,876	18,135	0	0	34,011
Total current assets	230,922	250,060	144	0	481,126
Property, plant and equipment, net	2,487	246,817	0	0	249,304
Investment in subsidiaries	17,745	0	0	(17,745)	0
Other assets	23,577	6,178	5,043	0	34,798
Total assets	$274,731	$503,055	$5,187	$(17,745)	$765,228

Liabilities and Stockholders’ Equity
Accounts payable	$1,491	$45,187	$0	$0	$46,678
Other current liabilities	2,708	47,331	0	0	50,039
Total current liabilities	4,199	92,518	0	0	96,717
Long-term debt	366,300	0	0	0	366,300
Other long-term liabilities	5,978	32,598	0	0	38,576
Intercompany accounts	(365,381)	391,737	(26,356)	0	0
Stockholders’ equity	263,635	(13,798)	31,543	(17,745)	263,635
Total liabilities and stockholders’ equity	$274,731	$503,055	$5,187	$(17,745)	$765,228

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	December 31, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$229,004	$11	$167	$0	$229,182
Accounts receivable	(201)	67,714	0	0	67,513
Inventories	0	110,136	0	0	110,136
Prepaid and other current assets	19,857	18,528	0	0	38,385
Total current assets	248,660	196,389	167	0	445,216
Property, plant and equipment, net	7,602	246,859	0	0	254,461
Investment in subsidiaries	10,748	0	0	(10,748)	0
Other assets	23,870	6,460	6,456	0	36,786
Total assets	$290,880	$449,708	$6,623	$(10,748)	$736,463

Liabilities and Stockholders’ Equity
Accounts payable	$1,086	$23,160	$0	$0	$24,246
Other current liabilities	8,288	37,538	0	0	45,826
Total current liabilities	9,374	60,698	0	0	70,072
Long-term debt	366,300	0	0	0	366,300
Other long-term liabilities	5,574	32,564	0	0	38,138
Intercompany accounts	(352,321)	377,281	(24,960)	0	0
Stockholders’ equity	261,953	(20,835)	31,583	(10,748)	261,953
Total liabilities and stockholders’ equity	$290,880	$449,708	$6,623	$(10,748)	$736,463

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Three Months Ended March 31, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(13,596)	$3,480	$(23)	$(10,139)

Cash flows from investing activities:
Capital expenditures	0	(3,508)	0	(3,508)
Other, net	0	42	0	42
Net cash used for investing activities	0	(3,466)	0	(3,466)

Cash flows from financing activities:
Payment of financing fees	(186)	0	0	(186)
Other, net	(176)	0	0	(176)
Net cash used for financing activities	(362)	0	0	(362)

Net increase (decrease) in cash and cash equivalents	(13,958)	14	(23)	(13,967)
Cash and cash equivalents, beginning of period	229,004	11	167	229,182
Cash and cash equivalents, end of period	$215,046	$25	$144	$215,215

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Three Months Ended March 31, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(32,630)	$18,613	$13	$(14,004)

Cash flows from investing activities:
Capital expenditures	(1,266)	(18,667)	0	(19,933)
Acquisition of shares of Titan Europe Plc	0	0	(2,399)	(2,399)
Other, net	0	12	0	12
Net cash used for investing activities	(1,266)	(18,655)	(2,399)	(22,320)

Cash flows from financing activities:
Payment on senior note	(4,726)	0	0	(4,726)
Proceeds from exercise of stock options	800	0	0	800
Payment of financing fees	(1,070)	0	0	(1,070)
Other, net	(108)	0	0	(108)
Net cash used for financing activities	(5,104)	0	0	(5,104)

Net decrease in cash and cash equivalents	(39,000)	(42)	(2,386)	(41,428)
Cash and cash equivalents, beginning of period	59,011	60	2,587	61,658
Cash and cash equivalents, end of period	$20,011	$18	$201	$20,230

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of these financial statements with a narrative from the perspective of the management of Titan International, Inc. (Titan or the Company) on Titan’s financial condition, results of operations, liquidity and other factors which may affect the Company’s future results.  The MD&A in this quarterly report should be read in conjunction with the MD&A in Titan’s 2009 annual report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2010.

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

The following table provides highlights for the quarter ended March, 2010, compared to 2009 (amounts in thousands):
	Three months ended March 31,
	2010	2009	% Decrease
Net sales	$196,448	$232,604	(16)%
Gross profit	26,087	30,063	(13)%
Income from operations	10,130	14,077	(28)%
Net income	2,078	7,041	(70)%

The Company recorded sales of $196.4 million for the first quarter of 2010, which were 16% lower than the first quarter 2009 sales of $232.6 million.  The lower sales were primarily the result of reduced demand in the Company’s agricultural market which was down by approximately 19% when compared to last year’s first quarter.

The following operating results were primarily related to the reduced sales levels and the associated negative impact on the Company’s operating profit.  The Company’s gross profit was $26.1 million for the first quarter of 2010, compared to $30.1 million in 2009.  Net income was $2.1 million for the quarter, compared to $7.0 million in 2009.  Basic earnings per share were $.06 in the first quarter of 2010, compared to $.20 in 2009.

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

Inventories
Inventories are valued at lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method for approximately 74% of inventories and the last-in, first-out (LIFO) method for approximately 26% of inventories.  The major rubber material inventory and related work-in-process and their finished goods are accounted for under the FIFO method.  The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method.  Market value is estimated based on current selling prices.  Estimated provisions are established for slow-moving and obsolete inventory, as well as inventory carried above market price based on historical experience.  Should there be an adverse change in experience, increases to estimated provisions would be necessary.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  During the first three months of 2010, the Company contributed cash funds of $0.1 million to its frozen pension plans.  Titan expects to contribute approximately $2 million to these frozen defined pension plans during the remainder of 2010.  For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 20 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2009.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Highlights for the three months ended March 31, 2010, compared to 2009 (amounts in thousands):
	Three months ended March 31,
	2010	2009
Net sales	$196,448	$232,604
Cost of sales	170,361	202,541
Gross profit	$26,087	$30,063
Gross profit margin	13.3%	12.9%

Net Sales
Net sales for the quarter ended March 31, 2010, were $196.4 million, compared to $232.6 million in 2009.  The sales decreased by approximately 16%, primarily the result of reduced demand in the Company’s agricultural market, which was down by approximately 19% when compared to last year’s first quarter.  The Company believes the agricultural industry, along with the earthmoving/construction and consumer markets, are continuing to be affected by the on-going uncertainty in domestic and global economic conditions.

Cost of Sales and Gross Profit
Cost of sales was $170.4 million for the first quarter of 2010, compared to $202.5 million in 2009.  The lower cost of sales resulted primarily from the reduction in the quarterly sales levels.  The cost of sales decreased by approximately 16%, the same percentage as the net sales.

Gross profit for the first quarter of 2010 was $26.1 million, or 13.3% of net sales, compared to $30.1 million, or 12.9% of net sales, for the first quarter of 2009.  The gross profit margin showed a slight improvement despite the reduction in sales, primarily due to improved manufacturing efficiencies, including reduced headcount, in the Company’s agricultural segment.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):
	Three months ended March 31,
	2010	2009
Selling, general and administrative	$11,809	$12,528
Percentage of net sales	6.0%	5.4%

Selling, general and administrative (SG&A) expenses for the first quarter of 2010 were $11.8 million, or 6.0% of net sales, compared to $12.5 million, or 5.4% of net sales, for 2009.  When the SG&A expenses are expressed as a percentage of net sales, the percentage is higher due to the lower sales levels.  Selling expenses decreased approximately $0.5 million, primarily as the result of the lower sales levels.

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):
	Three months ended March 31,
	2010	2009
Research and development	$2,027	$999
Percentage of net sales	1.0%	0.4%

Research and development (R&D) expenses were $2.0 million, or 1.0% of net sales, for the first quarter of 2010 as compared to $1.0 million, or 0.4% of net sales, for the first quarter of 2009.  The additional R&D costs recorded during the first quarter of approximately $1 million primarily related to the giant off-the-road (OTR) products.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Royalty Expense
Royalty expense was as follows (amounts in thousands):
	Three months ended March 31,
	2010	2009
Royalty expense	$2,121	$2,459

The Company has a trademark license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses were $2.1 million and $2.5 million for the first quarter of 2010 and 2009, respectively.  As sales subject to the trademark license agreement were lower, the Company’s royalty expense for the first quarter of 2010 was reduced accordingly.

Income from Operations
Income from operations was as follows (amounts in thousands):
	Three months ended March 31,
	2010	2009
Income from operations	$10,130	$14,077
Percentage of net sales	5.2%	6.1%

Income from operations for the first quarter of 2010 was $10.1 million, or 5.2% of net sales, compared to $14.1 million, or 6.1% of net sales, in 2009.  This reduction was the net result of the items discussed in the (i) sales, (ii) cost of sales, (iii) selling general and administrative, (iv) research and development and (v) royalty line items.

Interest Expense
Interest expense was as follows (amounts in thousands):
	Three months ended March 31,
	2010	2009
Interest expense	$7,056	$3,944

Interest expense was $7.1 million for the first quarter of 2010, compared to $3.9 million in 2009.  The Company’s interest expense for the first quarter of 2010 increased from the previous year primarily as a result of interest expense related to the convertible senior subordinated 5.625% notes that were issued in December of 2009.

Other Income
Other income was as follows (amounts in thousands):
	Three months ended March 31,
	2010	2009
Other income	$333	$1,409

Other income for the first quarter of 2010 was $0.3 million, compared to $1.4 million in 2009.  A gain on senior note repurchases of $1.4 million was included in other income for the first quarter of 2009.

Income Taxes
Income taxes were as follows (amounts in thousands):
	Three months ended March 31,
	2010	2009
Income tax expense	$1,329	$4,501

The Company recorded income tax expense of $1.3 million and $4.5 million for the quarters ended March 31, 2010 and 2009, respectively.  The Company’s effective income tax rate was 39% for each of the three months ended March 31, 2010 and 2009.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net Income
Net income was as follows (amounts in thousands):
	Three months ended March 31,
	2010	2009
Net income	$2,078	$7,041

Net income for the first quarter of 2010 was $2.1 million, compared to $7.0 million in 2009.  Basic earnings and diluted earnings per share were each $.06 for the first quarter of 2010, compared to $.20 in the first quarter of 2009.  The Company’s net income and earnings per share were lower due to the items previously discussed.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):
	Three months ended March 31,
	2010	2009
Net sales	$151,112	$187,328
Gross profit	23,890	24,920
Income from operations	19,955	20,085

Net sales in the agricultural market were $151.1 million for the first quarter of 2010, as compared to $187.3 million in 2009.  The Company’s agricultural segment sales were approximately 19% lower than the sales recorded in the first quarter of 2009.  Although lower than the previous year’s first quarter, agricultural segment sales for the first quarter of 2010 were significantly higher than those recorded in the third and fourth quarters of the previous year.

Gross profit in the agricultural market was $23.9 million for the first quarter of 2010, compared to $24.9 million in 2009.  Income from operations in the agricultural market was $20.0 million for the first quarter of 2010, compared to $20.1 million for the first quarter of 2009.  Despite the lower sales, the gross profit and income from operations were nearly the same due to improved manufacturing efficiencies, including reduced headcount, in the agricultural segment.

Earthmoving/Construction Segment Results
Earthmoving/Construction segment results were as follows (amounts in thousands):
	Three months ended March 31,
	2010	2009
Net sales	$41,815	$39,927
Gross profit	3,150	4,884
Income from operations	690	3,840

The Company’s earthmoving/construction market net sales were $41.8 million for the first quarter of 2010, as compared to $39.9 million in 2009.  The sales in the earthmoving/construction segment remain at low levels, off nearly 50 percent from 2007 highs.  A primary reason for the low sales levels in this segment was the continued weakness in the construction areas related to commercial, residential and infrastructure industries.

Gross profit in the earthmoving/construction market was $3.2 million for the first quarter of 2010, as compared to $4.9 million in 2009.  Income from operations in the earthmoving/construction market was $0.7 million for the first quarter of 2010 versus $3.8 million in 2009.  First quarter 2010 income from operations in the earthmoving/construction segment was negatively impacted by manufacturing inefficiencies including depreciation on the giant OTR assets of approximately $1 million and higher R&D expenses of approximately $1 million related to giant OTR products.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):
	Three months ended March 31,
	2010	2009
Net sales	$3,521	$5,349
Gross profit	668	788
Income from operations	581	637

Consumer market net sales were $3.5 million for the first quarter of 2010, as compared to $5.3 million in 2009.  The continued reduction in consumer market sales is attributed to the sustained contraction in consumer discretionary spending resulting from the on-going economic conditions.

Gross profit from the consumer market was $0.7 million for the first quarter of 2010, as compared to $0.8 million in 2009.  Consumer market income from operations was $0.6 million for each of the three months ended March 31, 2009 and 2010.  The consumer segment continues as a complementary and contributing part of the Company’s overall business.

Segment Summary (amounts in thousands)

Three months ended March 31, 2010	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$151,112	$41,815	$3,521	$0	$196,448
Gross profit (loss)	23,890	3,150	668	(1,621)	26,087
Income (loss) from operations	19,955	690	581	(11,096)	10,130

Three months ended March 31, 2009
Net sales	$187,328	$39,927	$5,349	$0	$232,604
Gross profit (loss)	24,920	4,884	788	(529)	30,063
Income (loss) from operations	20,085	3,840	637	(10,485)	14,077

Corporate Expenses
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $11.1 million for the first quarter of 2010, as compared to $10.5 million for the first quarter of 2009.

Corporate expenses for the first quarter of 2010 were composed of selling and marketing expenses of approximately $4½ million and administrative expenses of approximately $6½ million.

Corporate expenses for the first quarter of 2009 were composed of selling and marketing expenses of approximately $5 million and administrative expenses of approximately $5½ million.

Corporate administrative expenses were approximately $1 million higher in the first quarter of 2010 primarily as the result of higher group insurance expenses that were recorded on corporate entities.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

MARKET RISK SENSITIVE INSTRUMENTS

The Company’s risks related to foreign currencies, commodity prices and interest rates are consistent with those for 2009.  For more information, see the “Market Risk Sensitive Instruments” discussion in the Company’s Form 10-K for the fiscal year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of March 31, 2010, the Company had $215.2 million of cash balances within various bank accounts.  This cash balance decreased by $14.0 million from December 31, 2009, due to the following cash flow items.

(amounts in thousands)
	March 31,	December 31,
	2010	2009
Cash	$215,215	$229,182

Operating cash flows
Summary of cash flows from operating activities:
(amounts in thousands)	Three months ended March 31,
	2010	2009	Change
Net income	$2,078	$7,041	$(4,963)
Depreciation and amortization	9,281	7,966	1,315
Deferred income tax provision	1,275	0	1,275
Accounts receivable	(34,789)	729	(35,518)
Inventories	(19,462)	(20,325)	863
Accounts payable	22,432	(11,586)	34,018
Other operating activities	9,046	2,171	6,875
Cash used for operating activities	$(10,139)	$(14,004)	$3,865

For the first quarter of 2010, operating activities used cash of $10.1 million.  This cash was primarily used by increases in accounts receivable and inventory of $34.8 million and $19.5 million, respectively, offset by higher accounts payable of $22.4 million.  Net income of $2.1 million included $9.3 million of noncash charges for depreciation and amortization.  Deferred tax assets were reduced by $1.3 million as the Company used current income to reduce the deferred tax asset for previously recorded net operating losses.

In the first quarter of 2009, operating activities used cash of $14.0 million.  This cash was primarily used by increases in inventory of $20.3 million and a reduction in accounts payable of $11.6 million, offset by net income of $7.0 million.  Included in net income were $8.0 million of noncash charges for depreciation and amortization.

Operating cash flows increased $3.9 million when comparing the first quarter of 2010 to the first quarter of 2009.  Net income in the first quarter of 2010 was $5.0 million lower than net income in the first quarter of 2009.  When comparing the first quarter of 2010 to the first quarter of 2009, cash flows from accounts receivable decreased $35.5 million and cash flows from accounts payable increased $34.0 million.  This is the result of major increases in accounts receivable and accounts payable in the first quarter of 2010, as sales increased approximately 34% when comparing the first quarter of 2010 to the previous quarter (fourth quarter of 2009).  In the first quarter of 2009, sales were more in line with that of the previous quarter.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Investing cash flows
Summary of cash flows from investing activities:
(amounts in thousands)	Three months ended March 31,
	2010	2009	Change
Capital expenditures	$(3,508)	$(19,933)	$16,425
Other investing activities	42	(2,387)	2,429
Cash used for investing activities	$(3,466)	$(22,320)	$18,854

Net cash used for investing activities was $3.5 million in the first quarter of 2010, as compared to $22.3 million in the first quarter of 2009.  The Company invested a total of $3.5 million in capital expenditures in the first quarter of 2010, compared to $19.9 million in 2009.  Of the $19.9 million of capital expenditures in the first quarter of 2009, approximately $12 million related to the Company’s giant OTR mining project, which was substantially completed at the end of 2009.  The remaining 2009 and the 2010 expenditures represent various equipment purchases and improvements to enhance production capabilities.  Other investing activities in the first quarter of 2009 related primarily to the Company’s $2.4 million purchase of additional shares in Titan Europe Plc.

Financing cash flows
Summary of cash flows from financing activities:
(amounts in thousands)	Three months ended March 31,
	2010	2009	Change
Repurchase of senior notes	$0	$(4,726)	$4,726
Proceeds from exercise of stock options	0	800	(800)
Payment of financing fees	(186)	(1,070)	884
Other financing activities	(176)	(108)	(68)
Cash used for financing activities	$(362)	$(5,104)	$4,742

For the first quarter of 2010, $0.4 million of cash was used for financing activities.

In the first quarter of 2009, $5.1 million of cash was used for financing activities.  This cash was primarily used for repurchase of senior notes of $4.7 million.

Financing cash flows increased $4.7 million when comparing the first quarter of 2010 to the first quarter of 2009.  This change was primarily the result of the repurchase of senior notes in the first quarter of 2009.

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

The Company is in compliance with these covenants and restrictions as of March 31, 2010.  The collateral coverage ratio was not applicable as there were no outstanding borrowings under the revolving credit facility at March 31, 2010.  The fixed charge coverage ratio did not apply for the quarter ended March 31, 2010.  In connection with the convertible senior subordinated note offer, Titan previously agreed to add an additional mutually agreeable covenant to the Company's revolving credit facility, which is now no longer required by mutual agreement of the parties.

Other Issues
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.  Historically, Titan tends to experience higher sales demand in the first and second quarters.

Liquidity Outlook
At March 31, 2010, the Company had $215.2 million of cash and cash equivalents and no outstanding borrowings on the Company’s $150.0 million credit facility.

Capital expenditures for the remainder of 2010 are forecasted to be approximately $10 million to $12 million.  Cash payments for interest are currently forecasted to be approximately $13 million for the remainder of 2010 based on March 31, 2010, debt balances.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

PENSIONS

The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  These plans are described in Note 20 of the Company’s Notes to Consolidated Financial Statements in the 2009 Annual Report on Form 10-K.

The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors.  Certain of these assumptions are determined by the Company with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends.  These assumptions are reviewed on a regular basis and revised when appropriate.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations.  Titan expects to contribute approximately $2 million to these frozen defined pension plans during the remainder of 2010.

NEW ACCOUNTING STANDARDS

Fair Value Measurements and Disclosures
In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.”  This guidance requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements.  This guidance requires separate presentation about purchases, sales, issuances, and settlements for activity in Level 3 fair value measurements.   ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The guidance for new disclosures and clarifications of existing disclosures was effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of this part of the guidance had no material effect on the Company’s financial position, results of operations or cash flows.  The guidance related to presentation of Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010.  The adoption of this part of the guidance is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Subsequent Events
In February 2010, the FASB issued ASU 2010-9, “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.”   This guidance removes the requirement for an entity that files financial statements with the Securities and Exchange Commission to disclose a date through which subsequent events have been evaluated.  This guidance was effective immediately.  The adoption of this guidance had no material effect on the Company’s financial position, results of operations or cash flows.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

MARKET CONDITIONS AND OUTLOOK

The on-going uncertainty in domestic and global economic conditions makes it difficult to forecast future sales levels.  In the first quarter of 2010, Titan experienced a sales decline as compared to the first quarter of 2009.  Titan may experience continued sales declines in each of the Company’s markets for the first part of 2010.  Although the short-term outlook is for continued sales declines, the Company has seen signs that the market may currently be experiencing the bottom of the cycle.  Titan’s total sales for the first quarter of 2010 increased by approximately 34% when compared to last year’s fourth quarter.  The Company is cautiously optimistic that sales may continue to move higher during the remainder of 2010; however, there can be no assurance that the decline in sales will not resume.

Energy, raw material and petroleum-based product costs have been exceptionally volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK

Agricultural market sales were down in the first quarter of 2010 when compared to the first quarter of 2009.  However, agricultural market sales increased over 36% when compared to last year’s fourth quarter.  Commodity prices have declined from recent highs, but remain above the long-term average.  The gradual increase in the use of biofuels may help sustain future production.  However, the magnitude and duration of the domestic and global economic downturn makes it extremely difficult to forecast future sales levels.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK

Sales for the earthmoving/construction market are expected to remain challenging for the rest of 2010 as a result of the on-going uncertainty in domestic and global economic conditions.  The magnitude and duration of these conditions make it difficult to forecast future sales levels.  Metals, oil and gas prices have retreated from 2008’s highs as a result of the current economic conditions.  In the long-term, these prices are expected to return to levels that are attractive for continued investment, which should help support future earthmoving and mining sales.  However, many producers are currently delaying new investments which will affect future sales levels.  The significant decline in the United States housing market continues to cause a major reduction in demand for equipment used for construction.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and the on-going banking and credit issues.  For the remainder of 2010, the Company expects modest improvement compared to the previous year’s low sales levels in the earthmoving/construction market.

CONSUMER MARKET OUTLOOK

Consumer discretionary spending has experienced a major contraction as a result of on-going economic issues, housing market decline, and high unemployment rates.  Many of the Company’s consumer market sales are ultimately used in items which fall into the discretionary spending category.  There is no clear consensus among economists as to when there will be a sustained consumer spending rebound.  Many factors continue to affect the consumer market including weather, competitive pricing, energy prices and consumer attitude.  For the remainder of 2010, the Company expects continued weakness in consumer spending related to Titan’s consumer market.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See the Company’s 2009 Annual Report filed on Form 10-K (Item 7A).  There has been no material change in this information.

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

Item 1A.  Risk Factors

38. See the Company’s 2009 Annual Report filed on Form 10-K (Item 1A).  There has been no material change in this information.

Item 6.  Exhibits

10.1	Trademark License Agreement with The Goodyear Tire & Rubber Company
10.2	Supply Agreement with Deere & Company – August 2006
10.3	Supply Agreement with Deere & Company – April 2008
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	April 23, 2010	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KENT W. HACKAMACK
Kent W. Hackamack
Vice President of Finance and Treasurer
(Principal Financial Officer)