Form 10-Q
period 2010-06-30
TITAN INTERNATIONAL INC
filed 2010-07-28
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: June 30, 2010

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
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	July 23, 2010

Common stock, no par value per share	35,347,860

TITAN INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	1

	Consolidated Condensed Balance Sheets as of June 30, 2010, and December 31, 2009	2

	Consolidated Condensed Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2010	3

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	4

	Notes to Consolidated Condensed Financial Statements	5-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

Part II.	Other Information

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 6.	Exhibits	34

	Signatures	34

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$229,656	$206,983	$426,104	$439,587
Cost of sales	195,753	177,237	366,114	379,778
Gross profit	33,903	29,746	59,990	59,809
Selling, general & administrative expenses	12,162	11,767	23,971	24,295
Research and development expenses	1,900	2,859	3,927	3,858
Royalty expense	2,413	2,200	4,534	4,659
Income from operations	17,428	12,920	27,558	26,997
Interest expense	(6,790)	(3,878)	(13,846)	(7,822)
Gain (loss) on senior note repurchase	(2,722)	0	(2,722)	1,398
Other income (expense)	(427)	647	(94)	658
Income before income taxes	7,489	9,689	10,896	21,231
Provision for income taxes	2,920	3,779	4,249	8,280
Net income	$4,569	$5,910	$6,647	$12,951
Earnings per common share:
Basic	$.13	$.17	$.19	$.37
Diluted	.12	.17	.19	.37
Average common shares outstanding:
Basic	34,815	34,704	34,794	34,664
Diluted	51,407	35,265	35,347	35,221

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	June 30,	December 31,
Assets	2010	2009
Current assets
Cash and cash equivalents	$158,253	$229,182
Accounts receivable	117,899	67,513
Inventories	138,418	110,136
Deferred income taxes	5,607	11,108
Prepaid and other current assets	24,008	27,277
Total current assets	444,185	445,216

Property, plant and equipment, net	248,813	254,461
Deferred income taxes	4,788	7,253
Other assets	33,415	29,533

Total assets	$731,201	$736,463

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$48,036	$24,246
Other current liabilities	52,360	45,826
Total current liabilities	100,396	70,072

Long-term debt	318,948	366,300
Other long-term liabilities	38,703	38,138
Total liabilities	458,047	474,510

Stockholders’ equity
Common stock (no par, 120,000,000 shares authorized, 37,475,288 issued)	30	30
Additional paid-in capital	299,348	299,519
Retained earnings	22,671	16,377
Treasury stock (at cost, 2,140,704 and 2,214,347 shares, respectively)	(19,613)	(20,274)
Treasury stock reserved for contractual obligations	(5,393)	(5,393)
Accumulated other comprehensive loss	(23,889)	(28,306)
Total stockholders’ equity	273,154	261,953

Total liabilities and stockholders’ equity	$731,201	$736,463

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares		Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for contractual obligations	Accumulated other comprehensive income (loss)	Total

Balance January 1, 2010	#	35,260,941	$30	$299,519	$16,377	$(20,274)	$(5,393)	$(28,306)	$261,953

Comprehensive income:
Net income					6,647				6,647
Pension liability adjustments, net of tax								1,149	1,149
Unrealized gain on investment, net of tax								3,268	3,268
Comprehensive income									11,064
Dividends on common stock					(353)				(353)
Exercise of stock options		45,000		(163)		404			241
Issuance of treasury stock under 401(k) plan		28,643		(8)		257			249

Balance June 30, 2010	#	35,334,584	$30	$299,348	$22,671	$(19,613)	$(5,393)	$(23,889)	$273,154

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$6,647	$12,951
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	18,635	16,289
Deferred income tax provision	5,501	0
(Gain) loss on senior note repurchase	2,722	(1,398)
Excess tax benefit from stock options exercised	0	(86)
Issuance of treasury stock under 401(k) plan	250	268
(Increase) decrease in current assets:
Accounts receivable	(50,386)	21,808
Inventories	(28,282)	(2,717)
Prepaid and other current assets	3,269	1,274
Other assets	(493)	(637)
Increase (decrease) in current liabilities:
Accounts payable	23,790	(34,215)
Other current liabilities	6,734	4,057
Other liabilities	2,419	4,426
Net cash provided by (used for) operating activities	(9,194)	22,020

Cash flows from investing activities:
Capital expenditures	(11,735)	(31,702)
Acquisition of shares of Titan Europe Plc	0	(2,399)
Other	43	1,026
Net cash used for investing activities	(11,692)	(33,075)

Cash flows from financing activities:
Repurchase of senior notes	(49,744)	(4,726)
Payment on debt	0	(25,000)
Proceeds from exercise of stock options	240	1,142
Excess tax benefit from stock options exercised	0	86
Payment of financing fees	(186)	(1,070)
Dividends paid	(353)	(351)
Net cash used for financing activities	(50,043)	(29,919)

Net decrease in cash and cash equivalents	(70,929)	(40,974)

Cash and cash equivalents at beginning of period	229,182	61,658

Cash and cash equivalents at end of period	$158,253	$20,684

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the Company’s financial position as of June 30, 2010, the results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009.

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

Fair value of financial instruments
The Company records financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable and other accruals at cost, which approximates fair value.  Investments in marketable equity securities are recorded at fair value.  The senior unsecured 8% notes due January 2012 (senior notes) and convertible senior subordinated 5.625% notes due 2017 (convertible notes) are carried at cost of $146.4 million and $172.5 million at June 30, 2010, respectively.  The fair value of these notes at June 30, 2010, as obtained through independent pricing sources, was approximately $143.5 million for the senior notes and approximately $203.9 million for the convertible notes.

Cash dividends
The Company declared cash dividends of $.005 and $.010 per share of common stock for each of the three and six months ended June 30, 2010 and 2009.  The second quarter 2010 cash dividend of $.005 per share of common stock was paid July 15, 2010, to stockholders of record on June 30, 2010.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):
	June 30,	December 31,
	2010	2009
Accounts receivable	$122,134	$71,471
Allowance for doubtful accounts	(4,235)	(3,958)
Accounts receivable, net	$117,899	$67,513

The Company had net accounts receivable balance of $117.9 million at June 30, 2010, and $67.5 million at December 31, 2009.  These amounts are net of allowance for doubtful accounts of $4.2 million at June 30, 2010, and $4.0 million at December 31, 2009.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

3.  INVENTORIES

Inventories consisted of the following (in thousands):
	June 30,	December 31,
	2010	2009
Raw materials	$51,740	$44,336
Work-in-process	20,844	21,378
Finished goods	66,100	46,067
	138,684	111,781
Adjustment to LIFO basis	(266)	(1,645)
	$138,418	$110,136

Inventories were $138.4 million at June 30, 2010, and $110.1 million at December 31, 2009.  At June 30, 2010, cost is determined using the first-in, first-out (FIFO) method for approximately 69% of inventories and the last-in, first-out (LIFO) method for approximately 31% of the inventories.  At December 31, 2009, the FIFO method was used for approximately 74% of inventories and LIFO was used for approximately 26% of the inventories.  Included in the inventory balances were reserves for slow-moving and obsolete inventory of $2.3 million at both June 30, 2010, and December 31, 2009.

4.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (in thousands):
	June 30,	December 31,
	2010	2009
Land and improvements	$2,993	$2,993
Buildings and improvements	97,287	97,238
Machinery and equipment	362,581	359,244
Tools, dies and molds	82,132	77,926
Construction-in-process	18,781	16,383
	563,774	553,784
Less accumulated depreciation	(314,961)	(299,323)
	$248,813	$254,461

The Company had property, plant and equipment of $248.8 million and $254.5 million at June 30, 2010, and December 31, 2009, respectively.  Depreciation on fixed assets for the six months ended June 30, 2010 and 2009, totaled $17.3 million and $15.0 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5.  INVESTMENT IN TITAN EUROPE PLC

Investment in Titan Europe Plc consisted of the following (in thousands):
	June 30,	December 31,
	2010	2009
Investment in Titan Europe Plc	$11,484	$6,456

Titan Europe Plc is publicly traded on the AIM market in London, England.  The Company’s investment in Titan Europe represents a 22.9% ownership percentage.  The Company has considered the applicable guidance in ASC 323 Investments – Equity Method and Joint Ventures and has concluded that the Company’s investment in Titan Europe Plc should be accounted for as an available-for-sale security and recorded at fair value in accordance with ASC 320 Investments – Debt and Equity Securities as the Company does not have significant influence over Titan Europe Plc.  The investment in Titan Europe Plc is included as a component of other assets on the Consolidated Condensed Balance Sheets.  Titan’s cost basis in Titan Europe is $5.0 million.  Titan’s other comprehensive income includes a gain on the Titan Europe Plc investment of $4.2 million, which is net of tax of $2.3 million.  The increased value in the Titan Europe Plc investment at June 30, 2010, was due primarily to a higher publicly quoted Titan Europe Plc market price.

6.  WARRANTY

Changes in the warranty liability consisted of the following (in thousands):
	2010	2009
Warranty liability, January 1	$9,169	$7,488
Provision for warranty liabilities	8,613	7,008
Warranty payments made	(7,294)	(7,101)
Warranty liability, June 30	$10,488	$7,395

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

7.  REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):
	June 30,	December 31,
	2010	2009
Senior unsecured 8% notes due January 2012	$146,448	$193,800
Convertible senior subordinated 5.625% notes due 2017	172,500	172,500
Revolving credit facility	0	0
	318,948	366,300
Less: Amounts due within one year	0	0
	$318,948	$366,300

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Aggregate maturities of long-term debt at June 30, 2010, were as follows (in thousands):
July 1 – December 31, 2010	$0
2011	0
2012	146,448
2013	0
2014	0
Thereafter	172,500
$318,948

Senior unsecured 8% notes due January 2012
The Company’s senior unsecured 8% notes (senior notes) are due January 2012.  In the second quarter of 2010, the Company repurchased $47.4 million of principal value of senior notes resulting in a loss on senior note repurchase of $2.7 million.  In the first quarter of 2009, the Company repurchased $6.2 million of principal value of senior notes for approximately $4.8 million resulting in a $1.4 million gain on the senior note repurchases.  The Company’s senior notes outstanding balance was $146.4 million at June 30, 2010.

Tender offer and loss on senior note repurchase
In May 2010, the Company commenced a tender offer to purchase its issued and outstanding senior unsecured 8% notes due January 2012.  As of the expiration of the tender offer on June 10, 2010, there were $47.4 million of the notes tendered and accepted for payment which represented 24.4% of the principal amount of notes outstanding.  In connection with the tender offer, Titan recorded expenses of $2.7 million in the second quarter of 2010.  These expenses were related to: (i) early tender premium of $2.3 million, (ii) unamortized deferred financing fees of $0.3 million and (iii) other fees of $0.1 million.

Convertible senior subordinated 5.625% notes due 2017
The Company’s convertible senior subordinated 5.625% notes (convertible notes) are due January 2017.   The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The Company’s convertible notes balance was $172.5 million at June 30, 2010.

Revolving credit facility
The Company’s $150 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a January 2012 termination date and is collateralized by a first priority security interest in certain assets of Titan and its domestic subsidiaries.  During the first six months of 2010 and at June 30, 2010, there were no borrowings under the credit facility.

The credit facility has an accordion feature that sets the initial loan availability at $150 million with the ability to request increases up to a maximum availability of $250 million.  The credit facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants.   Titan is in compliance with these covenants and restrictions as of June 30, 2010.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

8.  LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At June 30, 2010, future minimum commitments under noncancellable operating leases with initial or remaining terms of at least one year were as follows (in thousands):
July 1 – December 31, 2010	$771
2011	734
2012	63
2013	14
Thereafter	1
Total future minimum lease payments	$1,583

9.  EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  The Company also sponsors four 401(k) retirement savings plans.  The Company expects to contribute approximately $1 million to the pension plans during the remainder of 2010.

The components of net periodic pension cost consisted of the following (in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest cost	$1,300	$1,364	$2,600	$2,728
Expected return on assets	(1,227)	(1,234)	(2,454)	(2,468)
Amortization of unrecognized prior service cost	34	34	68	68
Amortization of unrecognized deferred taxes	(14)	(14)	(28)	(28)
Amortization of net unrecognized loss	907	1,076	1,814	2,152
Net periodic pension cost	$1,000	$1,226	$2,000	$2,452

10.  ROYALTY EXPENSE

Royalty expense consisted of the following (in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Royalty expense	$2,413	$2,200	$4,534	$4,659

The Company has a trademark license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses recorded were $2.4 million and $2.2 million for the quarters ended June 30, 2010 and 2009, respectively.  Royalty expenses were $4.5 million and $4.7 million for the six months ended June 30, 2010 and 2009, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

11.  OTHER INCOME

Other income consisted of the following (in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Investment gain (loss) on contractual obligations	$(549)	$548	$(353)	$445
Interest income	80	48	174	112
Other income	42	51	85	101
	$(427)	$647	$(94)	$658

12.  INCOME TAXES

Income tax expense consisted of the following (in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Income tax expense	$2,920	$3,779	$4,249	$8,280

The Company recorded income tax expense of $2.9 million and $4.2 million for the three and six months ended June 30, 2010, respectively, as compared to $3.8 million and $8.3 million for the three and six months ended June 30, 2009.  The Company’s effective income tax rate was 39% for both of the six months ended June 30, 2010 and 2009.

13.  COMPREHENSIVE INCOME

Comprehensive income consisted of the following (in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$4,569	$5,910	$6,647	$12,951
Unrealized gain on investment, net of tax	4,186	2,628	3,268	947
Pension liability adjustments, net of tax	574	680	1,149	1,359
	$9,329	$9,218	$11,064	$15,257

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

14.  SEGMENT INFORMATION

The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues from external customers
Agricultural	$175,716	$160,344	$326,828	$347,672
Earthmoving/construction	49,498	42,426	91,313	82,353
Consumer	4,442	4,213	7,963	9,562
	$229,656	$206,983	$426,104	$439,587

Gross profit
Agricultural	$29,028	$24,002	$52,918	$48,922
Earthmoving/construction	4,649	5,658	7,799	10,542
Consumer	807	608	1,475	1,396
Unallocated corporate	(581)	(522)	(2,202)	(1,051)
	$33,903	$29,746	$59,990	$59,809

Income from operations
Agricultural	$24,827	$19,220	$44,782	$39,305
Earthmoving/construction	2,313	2,822	3,003	6,662
Consumer	715	487	1,296	1,124
Unallocated corporate	(10,427)	(9,609)	(21,523)	(20,094)
Income from operations	17,428	12,920	27,558	26,997
Interest expense	(6,790)	(3,878)	(13,846)	(7,822)
Other income (expense)	(3,149)	647	(2,816)	2,056
Income before income taxes	$7,489	$9,689	$10,896	$21,231

Assets by segment were as follows (in thousands):
	June 30,	December 31,
Total Assets	2010	2009
Agricultural segment	$333,515	$257,523
Earthmoving/construction segment	195,848	188,169
Consumer segment	10,969	8,305
Unallocated corporate	190,869	282,466
	$731,201	$736,463

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

15.  EARNINGS PER SHARE

Earnings per share (EPS) are as follows (amounts in thousands, except per share data):

	Three months ended,
	June 30, 2010			June 30, 2009
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$4,569	34,815	$.13	$5,910	34,704	$.17
Effect of stock options/trusts	0	549		0	561
Effect of convertible notes	1,614	16,043		0	0
Diluted EPS	$6,183	51,407	$.12	$5,910	35,265	$.17

	Six months ended,
	June 30, 2010			June 30, 2009
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$6,647	34,794	$.19	$12,951	34,664	$.37
Effect of stock options/trusts	0	553		0	557
Diluted EPS	$6,647	35,347	$.19	$12,951	35,221	$.37

The effect of convertible notes has been excluded for the six months ended June 30, 2010, as the effect would have been antidilutive.  The weighted average share amount excluded for convertible notes totaled 16.0 million shares.

16.  FAIR VALUE MEASUREMENTS

ASC 820 Fair Value Measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments;

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

	June 30, 2010			December 31, 2009
	Total	Level 1	Levels 2&3	Total	Level 1	Levels 2&3
Investment in Titan Europe Plc	$11,484	$11,484	$0	$6,456	$6,456	$0
Investments for contractual obligations	5,516	5,516	0	5,869	5,869	0
Total	$17,000	$17,000	$0	$12,325	$12,325	$0

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

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

19.  SUBSEQUENT EVENTS

Senior Unsecured Note Repurchase
On July 2, 2010, the Company closed on a transaction to purchase $6.5 million of its issued and outstanding senior unsecured 8% notes due January 2012.  In connection with this transaction, Titan will record expenses of approximately $0.3 million in the third quarter of 2010.  These expenses relate primarily to a tender premium of $45 per $1,000 principal amount of the notes.  After this transaction, Titan’s senior note outstanding balance was $139.9 million as of July 2, 2010, compared to a balance of $146.4 million at June 30, 2010.

Denman Tire machinery & equipment
On July 21, 2010, Titan Tire Corporation, a subsidiary of the Company, purchased the Denman Tire machinery & equipment, including other inventory items, for $3.0 million.  The purchase did not include any land or buildings.  The Company plans to move the machinery and equipment to existing Titan facilities.

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

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended June 30, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$229,656	$0	$0	$229,656
Cost of sales	285	195,468	0	0	195,753
Gross profit (loss)	(285)	34,188	0	0	33,903
Selling, general and administrative expenses	4,917	7,243	2	0	12,162
Research and development expenses	0	1,900	0	0	1,900
Royalty expense	0	2,413	0	0	2,413
Income (loss) from operations	(5,202)	22,632	(2)	0	17,428
Interest expense	(6,790)	0	0	0	(6,790)
Loss on senior note repurchase	(2,722)	0	0	0	(2,722)
Other income (expense)	(464)	36	1	0	(427)
Income (loss) before income taxes	(15,178)	22,668	(1)	0	7,489
Provision (benefit) for income taxes	(5,919)	8,840	(1)	0	2,920
Equity in earnings of subsidiaries	13,828	0	0	(13,828)	0
Net income (loss)	$4,569	$13,828	$0	$(13,828)	$4,569

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended June 30, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$206,983	$0	$0	$206,983
Cost of sales	213	177,024	0	0	177,237
Gross profit (loss)	(213)	29,959	0	0	29,746
Selling, general and administrative expenses	4,237	7,489	41	0	11,767
Research and development expenses	33	2,826	0	0	2,859
Royalty expense	0	2,200	0	0	2,200
Income (loss) from operations	(4,483)	17,444	(41)	0	12,920
Interest expense	(3,878)	0	0	0	(3,878)
Other income	556	91	0	0	647
Income (loss) before income taxes	(7,805)	17,535	(41)	0	9,689
Provision (benefit) for income taxes	(3,044)	6,839	(16)	0	3,779
Equity in earnings of subsidiaries	10,671	0	0	(10,671)	0
Net income (loss)	$5,910	$10,696	$(25)	$(10,671)	$5,910

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Six Months Ended June 30, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$426,104	$0	$0	$426,104
Cost of sales	1,609	364,505	0	0	366,114
Gross profit (loss)	(1,609)	61,599	0	0	59,990
Selling, general and administrative expenses	9,781	14,149	41	0	23,971
Research and development expenses	0	3,927	0	0	3,927
Royalty expense	0	4,534	0	0	4,534
Income (loss) from operations	(11,390)	38,989	(41)	0	27,558
Interest expense	(13,846)	0	0	0	(13,846)
Loss on senior note repurchase	(2,722)	0	0	0	(2,722)
Other income (expense)	(174)	80	0	0	(94)
Income (loss) before income taxes	(28,132)	39,069	(41)	0	10,896
Provision (benefit) for income taxes	(10,971)	15,236	(16)	0	4,249
Equity in earnings of subsidiaries	23,808	0	0	(23,808)	0
Net income (loss)	$6,647	$23,833	$(25)	$(23,808)	$6,647

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Six Months Ended June 30, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$439,587	$0	$0	$439,587
Cost of sales	434	379,344	0	0	379,778
Gross profit (loss)	(434)	60,243	0	0	59,809
Selling, general and administrative expenses	8,925	15,327	43	0	24,295
Research and development expenses	36	3,822	0	0	3,858
Royalty expense	0	4,659	0	0	4,659
Income (loss) from operations	(9,395)	36,435	(43)	0	26,997
Interest expense	(7,822)	0	0	0	(7,822)
Gain on senior note repurchase	1,398	0	0	0	1,398
Other income	454	204	0	0	658
Income (loss) before income taxes	(15,365)	36,639	(43)	0	21,231
Provision (benefit) for income taxes	(5,992)	14,289	(17)	0	8,280
Equity in earnings of subsidiaries	22,324	0	0	(22,324)	0
Net income (loss)	$12,951	$22,350	$(26)	$(22,324)	$12,951

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	June 30, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$158,091	$21	$141	$0	$158,253
Accounts receivable	0	117,899	0	0	117,899
Inventories	0	138,418	0	0	138,418
Prepaid and other current assets	12,646	16,969	0	0	29,615
Total current assets	170,737	273,307	141	0	444,185
Property, plant and equipment, net	2,283	246,530	0	0	248,813
Investment in subsidiaries	28,490	0	0	(28,490)	0
Other assets	19,491	7,228	11,484	0	38,203
Total assets	$221,001	$527,065	$11,625	$(28,490)	$731,201

Liabilities and Stockholders’ Equity
Accounts payable	$1,225	$46,811	$0	$0	$48,036
Other current liabilities	4,737	47,623	0	0	52,360
Total current liabilities	5,962	94,434	0	0	100,396
Long-term debt	318,948	0	0	0	318,948
Other long-term liabilities	6,382	32,321	0	0	38,703
Intercompany accounts	(383,445)	403,362	(19,917)	0	0
Stockholders’ equity	273,154	(3,052)	31,542	(28,490)	273,154
Total liabilities and stockholders’ equity	$221,001	$527,065	$11,625	$(28,490)	$731,201

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	December 31, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$229,004	$11	$167	$0	$229,182
Accounts receivable	(201)	67,714	0	0	67,513
Inventories	0	110,136	0	0	110,136
Prepaid and other current assets	19,857	18,528	0	0	38,385
Total current assets	248,660	196,389	167	0	445,216
Property, plant and equipment, net	7,602	246,859	0	0	254,461
Investment in subsidiaries	10,748	0	0	(10,748)	0
Other assets	23,870	6,460	6,456	0	36,786
Total assets	$290,880	$449,708	$6,623	$(10,748)	$736,463

Liabilities and Stockholders’ Equity
Accounts payable	$1,086	$23,160	$0	$0	$24,246
Other current liabilities	8,288	37,538	0	0	45,826
Total current liabilities	9,374	60,698	0	0	70,072
Long-term debt	366,300	0	0	0	366,300
Other long-term liabilities	5,574	32,564	0	0	38,138
Intercompany accounts	(352,321)	377,281	(24,960)	0	0
Stockholders’ equity	261,953	(20,835)	31,583	(10,748)	261,953
Total liabilities and stockholders’ equity	$290,880	$449,708	$6,623	$(10,748)	$736,463

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Six Months Ended June 30, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(20,870)	$11,702	$(26)	$(9,194)

Cash flows from investing activities:
Capital expenditures	0	(11,735)	0	(11,735)
Other, net	0	43	0	43
Net cash used for investing activities	0	(11,692)	0	(11,692)

Cash flows from financing activities:
Repurchase of senior notes	(49,744)	0	0	(49,744)
Proceeds from exercise of stock options	240	0	0	240
Payment of financing fees	(186)	0	0	(186)
Dividends paid	(353)	0	0	(353)
Net cash used for financing activities	(50,043)	0	0	(50,043)

Net increase (decrease) in cash and cash equivalents	(70,913)	10	(26)	(70,929)
Cash and cash equivalents, beginning of period	229,004	11	167	229,182
Cash and cash equivalents, end of period	$158,091	$21	$141	$158,253

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Six Months Ended June 30, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(6,676)	$28,738	$(42)	$22,020

Cash flows from investing activities:
Capital expenditures	(1,903)	(29,799)	0	(31,702)
Acquisition of shares of Titan Europe Plc	0	0	(2,399)	(2,399)
Other, net	0	1,026	0	1,026
Net cash used for investing activities	(1,903)	(28,773)	(2,399)	(33,075)

Cash flows from financing activities:
Repurchase of senior notes	(4,726)	0	0	(4,726)
Payment on debt	(25,000)	0	0	(25,000)
Proceeds from exercise of stock options	1,142	0	0	1,142
Payment of financing fees	(1,070)	0	0	(1,070)
Other, net	(265)	0	0	(265)
Net cash used for financing activities	(29,919)	0	0	(29,919)

Net decrease in cash and cash equivalents	(38,498)	(35)	(2,441)	(40,974)
Cash and cash equivalents, beginning of period	59,011	60	2,587	61,658
Cash and cash equivalents, end of period	$20,513	$25	$146	$20,684

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

Readers of this Form 10-Q should understand that these forward-looking statements are based on the Company’s expectations and are subject to a number of risks and uncertainties (including, but not limited to, the factors discussed in Item 1A. Risk Factors of the Company’s most recent annual report on Form 10-K), certain of which are beyond the Company’s control.

Actual results could differ materially from these forward-looking statements as a result of certain factors, including:

•	The effect of the economic crisis and recession on the Company and its customers and suppliers

•	Changes in the Company’s end-user markets as a result of world economic or regulatory influences

•	Changes in the marketplace, including new products and pricing changes by the Company’s competitors

•	Ability to maintain satisfactory labor relations, which may be affected by the closing of some facilities

•	Unfavorable outcomes of legal proceedings

•	Availability and price of raw materials

•	Levels of operating efficiencies

•	Unfavorable product liability and warranty claims

•	Actions of domestic and foreign governments

•	Results of investments

•	Fluctuations in currency translations

•	Ability to secure financing at reasonable terms

•	Laws and regulations related to climate change

•	Risks associated with environmental laws and regulations

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

The following table provides highlights for the quarter ended June 30, 2010, compared to 2009 (amounts in thousands):
	Three months ended June 30,		% Increase/
	2010	2009	(Decrease)
Net sales	$229,656	$206,983	11%
Gross profit	33,903	29,746	14%
Income from operations	17,428	12,920	35%
Net income	4,569	5,910	(23)%

Quarter:  The Company recorded sales of $229.7 million for the second quarter of 2010, which were 11% higher than the second quarter 2009 sales of $207.0 million.  The higher sales were primarily the result of increased demand in all of the Company’s segments; agricultural, earthmoving/construction and consumer.

The Company’s income from operations was $17.4 million for the second quarter of 2010, compared to $12.9 million in 2009.  The increased income from operations was primarily related to the increased sales levels as well as a decrease of approximately $1 million in research and development expenses.  Net income was $4.6 million for the quarter, compared to $5.9 million in 2009.  Basic earnings per share were $.13 in 2010, compared to $.17 in 2009.  Net income and earnings per share were negatively affected by loss on senior note repurchase of $2.7 million and higher interest expense of $2.9 million.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides highlights for the six months ended June 30, 2010, compared to 2009 (amounts in thousands):
	Six months ended June 30,		% Increase/
	2010	2009	(Decrease)
Net sales	$426,104	$439,587	(3)%
Gross profit	59,990	59,809	0%
Income from operations	27,558	26,997	2%
Net income	6,647	12,951	(49)%

Year-to-date:  The Company recorded sales of $426.1 million for the six months ended June 30, 2010, as compared to $439.6 million in 2009.  The lower sales in the Company’s first quarter have been partially offset by increased sales in the second quarter.

Titan’s income from operations was $27.6 million for the six months ended June 30, 2010, as compared to $27.0 million in 2009.  Net income was $6.6 million for the six months ended June 30, 2010, as compared to $13.0 million in 2009.  Basic earnings per share were $.19 for the six months ended June 30, 2010, compared to $.37 in 2009.  Net income and earnings per share were negatively affected by loss on senior note repurchase of $2.7 million and higher interest expense of $6.0 million.

COLLECTIVE BARGAINING AGREEMENT NOTICES
The collective bargaining agreements covering employees at Titan Tire Corporation of Bryan and Titan Tire Corporation of Freeport have notice requirements for plant closure and termination of these agreements.  The expiration date of these agreements is November 19, 2010.  The Company has met the notification requirement of six months prior to the expiration date of these agreements for plant closure.  Termination of these agreements must be given not less than 60 days, or more than 75 days, prior to the expiration date.

TENDER OFFER AND LOSS ON SENIOR NOTE REPURCHASE
In May 2010, the Company commenced a tender offer to purchase its issued and outstanding senior unsecured 8% notes due January 2012.  As of the expiration of the tender offer on June 10, 2010, there were $47.4 million of the notes tendered and accepted for payment which represented 24.4% of the principal amount of notes outstanding.  In connection with the tender offer, Titan recorded expenses of $2.7 million in the second quarter of 2010.  These expenses were related to: (i) early tender premium of $2.3 million ($50 per $1,000 principal amount of the notes), (ii) unamortized deferred financing fees of $0.3 million and (iii) other fees of $0.1 million.

SENIOR UNSECURED NOTE REPURCHASE
On July 2, 2010, the Company closed on a transaction to purchase $6.5 million of its issued and outstanding senior unsecured 8% notes due January 2012.  In connection with this transaction, Titan will record expenses of approximately $0.3 million in the third quarter of 2010.  These expenses relate primarily to a tender premium of $45 per $1,000 principal amount of the notes.  After this transaction, Titan’s senior note outstanding balance was $139.9 million as of July 2, 2010, compared to a balance of $146.4 million at June 30, 2010.

DENMAN TIRE MACHINERY & EQUIPMENT
On July 21, 2010, Titan Tire Corporation, a subsidiary of the Company, purchased the Denman Tire machinery & equipment, including other inventory items, for $3.0 million.  The purchase did not include any land or buildings.  The Company plans to move the machinery and equipment to existing Titan facilities.

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

Asset and Business Acquisitions
The allocation of purchase price for asset and business acquisitions requires management estimates and judgment as to expectations for future cash flows of the acquired assets and business and the allocation of those cash flows to identifiable intangible assets in determining the estimated fair value for purchase price allocations.  If the actual results differ from the estimates and judgments used in determining the purchase price allocations, impairment losses could occur.  To aid in establishing the value of any intangible assets at the time of acquisition, the Company typically engages a professional appraisal firm.

Inventories
Inventories are valued at lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method for approximately 69% of inventories and the last-in, first-out (LIFO) method for approximately 31% of inventories.  The major rubber material inventory and related work-in-process and their finished goods are accounted for under the FIFO method.  The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method.  Market value is estimated based on current selling prices.  Estimated provisions are established for slow-moving and obsolete inventory, as well as inventory carried above market price based on historical experience.  Should there be an adverse change in experience, increases to estimated provisions would be necessary.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  During the first six months of 2010, the Company contributed cash funds of $0.5 million to its frozen pension plans.  Titan expects to contribute approximately $1 million to these frozen defined benefit pension plans during the remainder of 2010.  For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 20 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2009.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Highlights for the three and six months ended June 30, 2010, compared to 2009 (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$229,656	$206,983	$426,104	$439,587
Cost of sales	195,753	177,237	366,114	379,778
Gross profit	33,903	29,746	59,990	59,809
Gross profit margin	14.8%	14.4%	14.1%	13.6%

Net Sales
Quarter:  Net sales for the quarter ended June 30, 2010, were $229.7 million, compared to $207.0 million in 2009.  The sales increased by approximately 11%, a result of increased demand in all of the Company’s segments; agricultural, earthmoving/construction and consumer.

Year-to-date:  Net sales for the six months ended June 30, 2010, were $426.1 million, compared to 2009 net sales of $439.6 million.  Decreased sales in the Company’s first quarter have been partially offset by increased sales in the second quarter.

Cost of Sales and Gross Profit
Quarter:  Cost of sales was $195.8 million for the second quarter of 2010, compared to $177.2 million for 2009.  The higher cost of sales resulted primarily from the increase in the quarterly sales levels.  The cost of sales increased by approximately 10%, as compared to an approximate 11% increase in net sales.

Gross profit for the second quarter of 2010 was $33.9 million, or 14.8% of net sales, compared to $29.7 million, or 14.4% of net sales, for the second quarter of 2009.  The increase in gross profit is partially attributable to reduced headcount levels.

Year-to-date:  Cost of sales was $366.1 million for the six months ended June 30, 2010, compared to $379.8 million in 2009.  The cost of sales decreased by approximately 4%, as compared to an approximate 3% decrease in net sales.

Gross profit for the six months ended June 30, 2010, was $60.0 million or 14.1% of net sales, compared to $59.8 million or 13.6% of net sales in 2009.  The increase in gross profit is partially attributable to reduced headcount levels.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Selling, general and administrative	$12,162	$11,767	$23,971	$24,295
Percentage of net sales	5.3%	5.7%	5.6%	5.5%

Quarter:  Selling, general and administrative (SG&A) expenses for the second quarter of 2010 were $12.2 million or 5.3% of net sales, compared to $11.8 million or 5.7% of net sales for 2009.  The higher SG&A expenses resulted primarily from an increase of $0.6 million in selling expenses due to increased sales levels.

Year-to-date:  Expenses for SG&A for the six months ended June 30, 2010, were $24.0 million or 5.6% of net sales, compared to $24.3 million or 5.5% of net sales in 2009.  As year-to-date sales have not varied significantly, the Company’s SG&A for the first half of 2010 has remained relatively consistent with that of previous year.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Research and development expenses	$1,900	$2,859	$3,927	$3,858
Percentage of net sales	0.8%	1.4%	0.9%	0.9%

Quarter:  Research and development (R&D) expenses for the second quarter of 2010 were $1.9 million or 0.8% of net sales, compared to $2.9 million or 1.4% of net sales for 2009.  The approximate $1 million decrease in R&D costs recorded during the second quarter primarily related to the giant off-the-road (OTR) products.

Year-to-date:  Expenses for R&D were $3.9 million or 0.9% of net sales for each of the six months ended June 30, 2010 and 2009.

Royalty Expense
Royalty expense was as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Royalty expense	$2,413	$2,200	$4,534	$4,659

The Company has a trademark license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.

Quarter:  Royalty expenses recorded were $2.4 million and $2.2 million for the quarter ended June 30, 2010 and 2009, respectively.  Royalty expenses increased approximately 10%, about the same as the net sales increase of approximately 11%.

Year-to-date: Year-to-date royalty expenses recorded were $4.5 million and $4.7 million for the six months ended June 30, 2010 and 2009, respectively.  As sales subject to the license agreement have not changed significantly, the Company’s royalty expense for the first half of 2010 has remained relatively consistent with that of the previous year.

Income from Operations
Income from operations was as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Income from operations	$17,428	$12,920	$27,558	$26,997
Percentage of net sales	7.6%	6.2%	6.5%	6.1%

Quarter:  Income from operations for the second quarter of 2010 was $17.4 million or 7.6% of net sales, compared to $12.9 million or 6.2% of net sales in 2009.  This increase was the net result of the items previously discussed above.

Year-to-date:  Income from operations for the six months ended June 30, 2010, was $27.6 million or 6.5% of net sales, compared to $27.0 million or 6.1% of net sales in 2009.  This increase was the net result of the items previously discussed above.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense
Interest expense was as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest expense	$6,790	$3,878	$13,846	$7,822

Quarter:  Interest expense was $6.8 million and $3.9 million for the quarter ended June 30, 2010 and 2009, respectively.  The Company’s interest expense for the second quarter of 2010 increased from the previous year primarily as a result of interest expense related to the convertible senior subordinated 5.625% notes that were issued in December 2009.

Year-to-date: Year-to-date interest expense was $13.8 million and $7.8 million for the six months ended June 30, 2010 and 2009, respectively.  The Company’s interest expense for the first half of 2010 increased from the previous year primarily as a result of interest expense related to the convertible senior subordinated 5.625% notes that were issued in December 2009.

Gain (Loss) on Senior Note Repurchase
Gain (loss) on senior note repurchase was as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Gain (loss) on senior note repurchase	$(2,722)	$0	$(2,722)	$1,398

Quarter:  In May 2010, the Company commenced a tender offer to purchase its issued and outstanding senior unsecured 8% notes due January 2012.  As of the expiration of the tender offer on June 10, 2010, there were $47.4 million of the notes tendered and accepted for payment which represented 24.4% of the principal amount of notes outstanding.  In connection with the tender offer, Titan recorded a loss on senior note repurchase of $(2.7) million  in the second quarter of 2010.

Year-to-date:  For the six months ended June 30, 2010, the Company recorded a loss on senior note repurchase of $(2.7) million as detailed above.  For the six months ended June 30, 2009, the Company recorded a gain on senior note repurchase of $1.4 million resulting from the Company’s repurchase of $6.2 million of principal value of senior notes for approximately $4.8 million in the first quarter of 2009.

Other Income (Expense)
Other income (expense) was as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Other income (expense)	$(427)	$647	$(94)	$658

Quarter:  Other expense was $(0.4) million for the quarter ended June 30, 2010, as compared to other income of $0.6 million for the quarter ended June 30, 2009.  The Company recorded a $(0.5) million investment loss on contractual obligations in the quarter ended June 30, 2010, as compared to a $0.5 million investment gain on contractual obligations in the quarter ended June 30, 2009.

Year-to-date:  Year-to-date other expense was $(0.1) million for 2010 as compared to year-to-date other income of $0.7 million in 2009.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income Taxes
Income taxes were as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Income tax expense	$2,920	$3,779	$4,249	$8,280

Quarter:  The Company recorded income tax expense of $2.9 million for the quarter ended June 30, 2010, as compared to $3.8 million in 2009.   The Company’s effective income tax rate was 39% for each of the three months ended June 30, 2010 and 2009, respectively.

Year-to-date:  Income tax expense for the six months ended June 30, 2010 and 2009, was $4.2 million and $8.3 million, respectively.  The Company’s effective income tax rate was 39% for each of the six months ended June 30, 2010 and 2009, respectively.

Net Income
Net income was as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$4,569	$5,910	$6,647	$12,951

Quarter:  Net income for the quarter ended June 30, 2010, was $4.6 million, compared to $5.9 million in 2009.  For the quarter ended June 30, 2010 and 2009, basic earnings per share were $.13 and $.17, respectively, and diluted earnings per share were $.12 and $.17, respectively.  The Company’s net income and earnings per share were lower due to the items previously discussed above.

Year-to-date:  Net income for the six months ended June 30, 2010 and 2009, was $6.6 million and $13.0 million, respectively.  For the six months ended June 30, 2010 and 2009, basic and diluted earnings per share were $.19 and $.37, respectively.  The Company’s net income and earnings per share were lower due to the items previously discussed above.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$175,716	$160,344	$326,828	$347,672
Gross profit	29,028	24,002	52,918	48,922
Income from operations	24,827	19,220	44,782	39,305

Quarter:  Net sales in the agricultural market were $175.7 million for the quarter ended June 30, 2010, as compared to $160.3 million in 2009.  Sales of agricultural product increased when compared to the same quarter last year as the Company’s original equipment manufacturer (OEM) customers increased production.

Gross profit in the agricultural market was $29.0 million for the quarter ended June 30, 2010, as compared to $24.0 million in 2009.  Income from operations in the agricultural market was $24.8 million for the quarter ended June 30, 2010, as compared to $19.2 million in 2009.  Gross profit and income from operations primarily increased in conjunction with net sales.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Year-to-date:  Net sales in the agricultural market were $326.8 million for the six months ended June 30, 2010, as compared to $347.7 million in 2009.  Agricultural segment sales for the first half of 2010 are lower when compared to the previous year’s period due to the first quarter of 2010 sales being substantially lower by $36.2 million when compared to the first quarter of 2009.  This decrease was partially offset by an improvement of $15.4 million in the second quarter of 2010 when compared to the second quarter of 2009.

Gross profit in the agricultural market was $52.9 million for the six months ended June 30, 2010, as compared to $48.9 million in 2009.  Income from operations in the agricultural market was $44.8 million for the six months ended June 30, 2010, as compared to $39.3 million in 2009.  Despite the lower sales, the gross profit and income from operations increased due to improved production volume and reduced headcount levels.

Earthmoving/Construction Segment Results
Earthmoving/Construction segment results were as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$49,498	$42,426	$91,313	$82,353
Gross profit	4,649	5,658	7,799	10,542
Income from operations	2,313	2,822	3,003	6,662

Quarter:  The Company’s earthmoving/construction market net sales were $49.5 million for the quarter ended June 30, 2010, as compared to $42.4 million in 2009.  The sales in the earthmoving/construction segment have improved, yet remain at low levels, off over 30 percent when compared to the second quarter of 2008 or 2007.  A primary reason for the low sales levels in this segment was the continued weakness in the construction areas related to commercial, residential and infrastructure industries.

Gross profit in the earthmoving/construction market was $4.6 million for the quarter ended June 30, 2010, as compared to $5.7 million in 2009.  Income from operations in the earthmoving/construction market was $2.3 million for the quarter ended June 30, 2010, as compared to $2.8 million in 2009.  Second quarter 2010 gross profit and income from operations in the earthmoving/construction segment was negatively impacted primarily by additional depreciation on the giant OTR assets of approximately $1 million.

Year-to-date:  The Company’s earthmoving/construction market net sales were $91.3 million for the six months ended June 30, 2010, as compared to $82.4 million in 2009.  The sales in the earthmoving/construction segment have improved, yet remain at low levels, off nearly 40 percent when compared to the first six months of 2008 or 2007.  A primary reason for the low sales levels in this segment was the continued weakness in the construction areas related to commercial, residential and infrastructure industries.

Gross profit in the earthmoving/construction market was $7.8 million for the six months ended June 30, 2010, as compared to $10.5 million in 2009.  Income from operations in the earthmoving/construction market was $3.0 million for the six months ended June 30, 2010, as compared to $6.7 million in 2009.  First half 2010 gross profit and income from operations in the earthmoving/construction segment was negatively impacted primarily by additional depreciation on the giant OTR assets of approximately $2 million.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$4,442	$4,213	$7,963	$9,562
Gross profit	807	608	1,475	1,396
Income from operations	715	487	1,296	1,124

Quarter:  Consumer market net sales were $4.4 million for the quarter ended June 30, 2010, as compared to $4.2 million in 2009.  Titan’s consumer sales have stabilized when compared to the previous year’s quarter.

Gross profit from the consumer market was $0.8 million for the quarter ended June 30, 2010, as compared to $0.6 million in 2009.  Consumer market income from operations was $0.7 million for the quarter ended June 30, 2010, as compared to $0.5 million for 2009.  The gross profit and income from operations have shown a slight improvement with the stabilization of Titan’s consumer segment.

Year-to-date:  Consumer market net sales were $8.0 million for the six months ended June 30, 2010, as compared to $9.6 million in 2009.  The continued reduction in consumer market sales is attributed to the sustained contraction in consumer discretionary spending.

Gross profit from the consumer market was $1.5 million for the six months ended June 30, 2010, as compared to $1.4 million in 2009.  Consumer market income from operations was $1.3 million for the six months ended June 30, 2010, as compared to $1.1 million for 2009.

Segment Summary (Amounts in thousands)

Quarter
Three months ended June 30, 2010	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$175,716	$49,498	$4,442	$0	$229,656
Gross profit (loss)	29,028	4,649	807	(581)	33,903
Income (loss) from operations	24,827	2,313	715	(10,427)	17,428

Three months ended June 30, 2009
Net sales	$160,344	$42,426	$4,213	$0	$206,983
Gross profit (loss)	24,002	5,658	608	(522)	29,746
Income (loss) from operations	19,220	2,822	487	(9,609)	12,920

Year-to-Date
Six months ended June 30, 2010	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$326,828	$91,313	$7,963	$0	$426,104
Gross profit (loss)	52,918	7,799	1,475	(2,202)	59,990
Income (loss) from operations	44,782	3,003	1,296	(21,523)	27,558

Six months ended June 30, 2009
Net sales	$347,672	$82,353	$9,562	$0	$439,587
Gross profit (loss)	48,922	10,542	1,396	(1,051)	59,809
Income (loss) from operations	39,305	6,662	1,124	(20,094)	26,997

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Corporate Expenses

Quarter
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling approximately $10½ million for the quarter ended June 30, 2010, as compared to approximately $9½ million for 2009.

Corporate expenses for the quarter ended June 30, 2010, were composed of selling and marketing expenses of approximately $5 million and administrative expenses of approximately $5½ million.

Corporate expenses for the quarter ended June 30, 2009, were composed of selling and marketing expenses of approximately $4 million and administrative expenses of approximately $5½ million.

Corporate selling and marketing expenses were approximately $1 million higher in the second quarter as the result of higher sales levels.

Year-to-Date
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling approximately $21½ million for the six months ended June 30, 2010, as compared to approximately $20 million for 2009.

Corporate expenses for the six months ended June 30, 2010, were composed of selling and marketing expenses of approximately $9 million and administrative expenses of approximately $12½ million.

Corporate expenses for the six months ended June 30, 2009, were composed of selling and marketing expenses of approximately $9 million and administrative expenses of approximately $11 million.

Corporate administrative expenses were approximately $1½ million higher in the first half of 2010 primarily as the result of group insurance expense.

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

The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors.  Certain of these assumptions are determined by the Company with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends.  These assumptions are reviewed on a regular basis and revised when appropriate.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations.  Titan expects to contribute approximately $1 million to these frozen defined pension plans during the remainder of 2010.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of June 30, 2010, the Company had $158.3 million of cash balances within various bank accounts.  This cash balance decreased by $70.9 million from December 31, 2009, due to the following cash flow items.

(amounts in thousands)
	June 30,	December 31,
	2010	2009
Cash	$158,253	$229,182

Operating cash flows
Summary of cash flows from operating activities:
(amounts in thousands)	Six months ended June 30,
	2010	2009	Change
Net income	$6,647	$12,951	$(6,304)
Depreciation and amortization	18,635	16,289	2,346
Deferred income tax provision	5,501	0	5,501
Accounts receivable	(50,386)	21,808	(72,194)
Inventories	(28,282)	(2,717)	(25,565)
Accounts payable	23,790	(34,215)	58,005
Other operating activities	14,901	7,904	6,997
Cash provided by (used for) operating activities	$(9,194)	$22,020	$(31,214)

In the first six months of 2010, operating activities used cash of $9.2 million.  This cash was primarily used by increases in accounts receivable and inventory of $50.4 million and $28.3 million, respectively, offset by higher accounts payable of $23.8 million.  Net income of $6.6 million included $18.6 million of noncash charges for depreciation and amortization.  Deferred tax assets were reduced by $5.5 million as the Company used current income to reduce the deferred tax asset for previously recorded net operating losses.

In the first six months of 2009, operating activities provided cash of $22.0 million.  This cash was primarily provided by net income of $13.0 million and a lower accounts receivable balance of $21.8 million due to a decrease in sales.  Included in net income were noncash charges of $16.3 million for depreciation and amortization.  Positive cash flows were offset by a decrease in the accounts payable balance of $34.2 million due to reduced purchases resulting from the lower sales levels.

Operating cash flows decreased $31.2 million when comparing the six months ended June 30, 2010, to the six months ended June 30, 2009.  Net income in the first six months of 2010 was $6.3 million lower than the net income in the first six months of 2009.  When comparing the first six months of 2010 to the first six months of 2009, cash flows from accounts receivable decreased $72.2 million and cash flows from accounts payable increased $58.0 million.  This is the result of significant increases in accounts receivable and accounts payable in the first half of 2010, as sales levels increased approximately 48% when comparing the first half of 2010 to the second half of 2009.  The inventory increase in 2010 was due to rebuilding inventory balances from the substantially reduced year-end 2009 inventory levels.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Investing cash flows
Summary of cash flows from investing activities:
(amounts in thousands)	Six months ended June 30,
	2010	2009	Change
Capital expenditures	$(11,735)	$(31,702)	$19,967
Other investing activities	43	(1,373)	1,416
Cash used for investing activities	$(11,692)	$(33,075)	$21,383

Net cash used for investing activities was $11.7 million in the first six months of 2010, as compared to $33.1 million in the first six months of 2009.  The Company invested a total of $11.7 million in capital expenditures in the first six months of 2010, compared to $31.7 million in 2009.  Of the $11.7 million of capital expenditures in the first six months of 2010, approximately $4 million related to the purchase of Denman Tire molds.  Of the $31.7 million of capital expenditures in the first six months of 2009, approximately $21 million related to the Company’s giant OTR mining project, which was substantially completed at the end of 2009.  The remaining 2009 and the 2010 expenditures represent various equipment purchases and improvements to enhance production capabilities.  Other investing activities in the first six months of 2009 relate primarily to the Company’s purchase of additional shares in Titan Europe Plc.

Financing cash flows
Summary of cash flows from financing activities:
(amounts in thousands)	Six months ended June 30,
	2010	2009	Change
Repurchase of senior notes	$(49,744)	$(4,726)	$(45,018)
Payment on debt	0	(25,000)	25,000
Proceeds from exercise of stock options	240	1,142	(902)
Payment of financing fees	(186)	(1,070)	884
Other financing activities	(353)	(265)	(88)
Cash used for financing activities	$(50,043)	$(29,919)	$(20,124)

In the first six months of 2010, cash of $50.0 million was used for financing activities.  This cash was primarily used for repurchase of senior notes of $49.7 million.

In the first six months of 2009, cash of $29.9 million was used for financing activities.  This cash was primarily used for payment on debt of $25.0 million and repurchase of senior notes of $4.7 million.

Financing cash flows decreased $20.1 million when comparing the first six months of 2010 to the first six months of 2009.  This cash flow reduction resulted primarily from repurchase of senior notes in 2010 offset by payment on debt in 2009.

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

The Company is in compliance with these covenants and restrictions as of June 30, 2010.  The collateral coverage ratio was not applicable as there were no outstanding borrowings under the revolving credit facility at June 30, 2010.  The fixed charge coverage ratio did not apply for the quarter ended June 30, 2010.  In connection with the convertible senior subordinated note offer, Titan previously agreed to add an additional mutually agreeable covenant to the Company’s revolving credit facility, which is now no longer required by mutual agreement of the parties.

Other Issues
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.  Historically, Titan tends to experience higher sales demand in the first and second quarters.

Liquidity Outlook
At June 30, 2010, the Company had $158.3 million of cash and cash equivalents and no outstanding borrowings on the Company’s $150 million credit facility.

Capital expenditures for the remainder of 2010 are forecasted to be approximately $9 million to $11 million including the July purchase of Denman Tire machinery and equipment of approximately $3 million.  Cash payments for interest are currently forecasted to be approximately $11 million for the remainder of 2010 based on June 30, 2010, debt balances.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

MARKET CONDITIONS AND OUTLOOK
The on-going uncertainty in domestic and global economic conditions makes it difficult to forecast future sales levels.  In the second quarter of 2010, Titan experienced a higher sales level when compared to the second quarter of 2009.  In the second half of 2010, Titan expects a continuing trend of increased sales when compared to the previous year.  During the second half of 2009, Titan implemented extended shutdowns in conjunction with many of the Company’s major customers, which resulted in a steep drop in sales.  The Company is not currently anticipating the need for extended shutdowns to the extent required in the previous year.  The Company continues to see signs that the market for Titan’s products experienced the bottom of a cycle in late 2009 and early 2010.  Although the Company believes that sales may continue to move higher when compared to the same period in the previous year during the remainder of 2010, there can be no assurance that a decline in sales will not resume.

Energy, raw material and petroleum-based product costs have been exceptionally volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

All of the Company’s labor agreements for its (i) Bryan, Ohio; (ii) Des Moines, Iowa; and (iii) Freeport, Illinois, facilities expire on November 19, 2010, for the employees covered by their respective bargaining agreements.  Titan’s business operations may be negatively affected if agreements are not reached or as a result of labor disputes, difficulties and delays in the process of renegotiating the Company’s collective bargaining agreements.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were higher in the second quarter of 2010 when compared to the second quarter of 2009.  Agricultural market sales were at reduced levels in the second half of 2009 as the result of extended shutdowns.  Titan expects agricultural market sales to continue to be higher when compared to the last half of 2009.  The gradual increase in the use of biofuels may help sustain future production.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving and mining sales are beginning to move up from the low levels of the second half of 2009.  Metals, oil and gas prices have increased from 2009’s lows.  Although they may fluctuate in the short-term, in the long-term, these prices are expected to remain at levels that are attractive for continued investment, which should help support future earthmoving and mining sales.  The significant decline in the United States housing market continues to cause a major reduction in demand for equipment used for construction.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and the on-going banking and credit issues.  For the remainder of 2010, the Company expects modest improvement compared to the previous year’s low sales levels in the earthmoving/construction market.

CONSUMER MARKET OUTLOOK
Consumer discretionary spending has experienced a major contraction as a result of on-going economic issues, housing market decline, and high unemployment rates.  Many of the Company’s consumer market sales are ultimately used in items which fall into the discretionary spending category.  There is no clear consensus among economists as to when there will be a sustained consumer spending rebound.  Many factors continue to affect the consumer market including weather, competitive pricing, energy prices and consumer attitude.  For the remainder of 2010, the Company expects continued weakness in consumer spending related to Titan’s consumer market.  For the second half of 2010, the Company expects Titan’s consumer sales to stabilize around current levels.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	July 27, 2010	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL G. REITZ
Paul G. Reitz
Chief Financial Officer
(Principal Financial Officer)