Form 10-Q
period 2010-09-30
TITAN INTERNATIONAL INC
filed 2010-10-28
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: September 30, 2010

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
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	October 25, 2010

Common stock, no par value per share	35,355,477

TITAN INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	1

	Consolidated Condensed Balance Sheets as of September 30, 2010, and December 31, 2009	2

	Consolidated Condensed Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2010	3

	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	4

	Notes to Consolidated Condensed Financial Statements	5-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

Part II.	Other Information

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 6.	Exhibits	34

	Signatures	34

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$222,818	$141,496	$648,922	$581,083
Cost of sales	194,872	144,526	560,986	524,304
Gross profit (loss)	27,946	(3,030)	87,936	56,779
Selling, general & administrative expenses	12,037	10,114	36,008	34,409
Research and development expenses	1,112	1,158	5,039	5,016
Royalty expense	2,275	1,464	6,809	6,123
Income (loss) from operations	12,522	(15,766)	40,080	11,231
Interest expense	(5,867)	(3,997)	(19,713)	(11,819)
Gain (loss) on note repurchase	(473)	0	(3,195)	1,398
Other income	401	644	307	1,302
Income (loss) before income taxes	6,583	(19,119)	17,479	2,112
Income tax provision (benefit)	2,568	(8,006)	6,817	274
Net income (loss)	$4,015	$(11,113)	$10,662	$1,838
Earnings (loss) per common share:
Basic	$.12	$(.32)	$.31	$.05
Diluted	.11	(.32)	.30	.05
Average common shares outstanding:
Basic	34,868	34,746	34,819	34,692
Diluted	51,773	34,746	51,740	35,251

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	September 30,	December 31,
Assets	2010	2009
Current assets
Cash and cash equivalents	$159,315	$229,182
Accounts receivable	114,140	67,513
Inventories	135,976	110,136
Deferred income taxes	3,065	11,108
Prepaid and other current assets	20,826	27,277
Total current assets	433,322	445,216

Property, plant and equipment, net	248,689	254,461
Deferred income taxes	1,671	7,253
Other assets	44,012	29,533

Total assets	$727,694	$736,463

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$47,135	$24,246
Other current liabilities	43,886	45,826
Total current liabilities	91,021	70,072

Long-term debt	312,448	366,300
Other long-term liabilities	38,431	38,138
Total liabilities	441,900	474,510

Stockholders’ equity
Common stock (no par, 120,000,000 shares authorized, 37,475,288 issued)	30	30
Additional paid-in capital	299,862	299,519
Retained earnings	26,509	16,377
Treasury stock (at cost, 2,127,428 and 2,214,347 shares, respectively)	(19,494)	(20,274)
Treasury stock reserved for contractual obligations	(2,936)	(5,393)
Accumulated other comprehensive loss	(18,177)	(28,306)
Total stockholders’ equity	285,794	261,953

Total liabilities and stockholders’ equity	$727,694	$736,463

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for contractual obligations	Accumulated other comprehensive income (loss)	Total

Balance January 1, 2010	#35,260,941	$30	$299,519	$16,377	$(20,274)	$(5,393)	$(28,306)	$261,953

Comprehensive income:
Net income				10,662				10,662
Pension liability adjustments, net of tax							1,724	1,724
Unrealized gain on investment, net of tax							8,405	8,405
Comprehensive income								20,791
Dividends on common stock				(530)				(530)
Exercise of stock options	45,000		(163)		404			241
Contractual obligation transactions			501			2,457		2,958
Issuance of treasury stock under 401(k) plan	41,919		5		376			381

Balance September 30, 2010	#35,347,860	$30	$299,862	$26,509	$(19,494)	$(2,936)	$(18,177)	$285,794

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$10,662	$1,838
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	27,617	24,759
Deferred income tax provision	8,043	550
(Gain) loss on note repurchase	3,195	(1,398)
Excess tax benefit from stock options exercised	0	(86)
Issuance of treasury stock under 401(k) plan	382	398
(Increase) decrease in assets:
Accounts receivable	(46,627)	46,326
Inventories	(25,840)	22,473
Prepaid and other current assets	6,451	(2,236)
Other assets	(458)	(1,753)
Increase (decrease) in liabilities:
Accounts payable	22,889	(40,483)
Other current liabilities	(1,740)	(5,070)
Other liabilities	3,074	6,330
Net cash provided by operating activities	7,648	51,648

Cash flows from investing activities:
Capital expenditures	(20,056)	(36,482)
Acquisition of shares of Titan Europe Plc	0	(2,399)
Other	91	1,030
Net cash used for investing activities	(19,965)	(37,851)

Cash flows from financing activities:
Repurchase of senior notes	(56,674)	(4,726)
Payment on debt	0	(25,000)
Proceeds from exercise of stock options	240	1,142
Excess tax benefit from stock options exercised	0	86
Payment of financing fees	(586)	(1,070)
Dividends paid	(530)	(527)
Net cash used for financing activities	(57,550)	(30,095)

Net decrease in cash and cash equivalents	(69,867)	(16,298)

Cash and cash equivalents at beginning of period	229,182	61,658

Cash and cash equivalents at end of period	$159,315	$45,360

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the Company’s financial position as of September 30, 2010, the results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009.

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

Fair value of financial instruments
The Company records financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable and other accruals at cost, which approximates fair value.  Investments in marketable equity securities are recorded at fair value.  The senior unsecured 8% notes due January 2012 (senior unsecured notes) and convertible senior subordinated 5.625% notes due 2017 (convertible notes) are carried at cost of $139.9 million and $172.5 million at September 30, 2010, respectively.  The fair value of these notes at September 30, 2010, as obtained through independent pricing sources, was approximately $148.3 million for the senior unsecured notes and approximately $263.7 million for the convertible notes.

Cash dividends
The Company declared cash dividends of $.005 and $.015 per share of common stock for each of the three and nine months ended September 30, 2010 and 2009.  The third quarter 2010 cash dividend of $.005 per share of common stock was paid October 15, 2010, to stockholders of record on September 30, 2010.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):
	September 30,	December 31,
	2010	2009
Accounts receivable	$118,275	$71,471
Allowance for doubtful accounts	(4,135)	(3,958)
Accounts receivable, net	$114,140	$67,513

The Company had net accounts receivable balance of $114.1 million at September 30, 2010, and $67.5 million at December 31, 2009.  These amounts are net of allowance for doubtful accounts of $4.1 million at September 30, 2010, and $4.0 million at December 31, 2009.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

3.  INVENTORIES

Inventories consisted of the following (in thousands):
	September 30,	December 31,
	2010	2009
Raw materials	$56,557	$44,336
Work-in-process	23,064	21,378
Finished goods	60,476	46,067
	140,097	111,781
Adjustment to LIFO basis	(4,121)	(1,645)
	$135,976	$110,136

Inventories were $136.0 million at September 30, 2010, and $110.1 million at December 31, 2009.  At September 30, 2010, cost is determined using the first-in, first-out (FIFO) method for approximately 69% of inventories and the last-in, first-out (LIFO) method for approximately 31% of the inventories.  At December 31, 2009, the FIFO method was used for approximately 74% of inventories and LIFO was used for approximately 26% of the inventories.  Included in the inventory balances were reserves for slow-moving and obsolete inventory of $2.1 million at September 30, 2010, and $2.3 million at December 31, 2009.

4.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (in thousands):
	September 30,	December 31,
	2010	2009
Land and improvements	$3,040	$2,993
Buildings and improvements	97,391	97,238
Machinery and equipment	370,090	359,244
Tools, dies and molds	83,550	77,926
Construction-in-process	17,041	16,383
	571,112	553,784
Less accumulated depreciation	(322,423)	(299,323)
	$248,689	$254,461

The Company had property, plant and equipment of $248.7 million and $254.5 million at September 30, 2010, and December 31, 2009, respectively.  Depreciation on fixed assets for the three months ended September 30, 2010 and 2009, totaled $8.4 million and $7.8 million, respectively.  Depreciation on fixed assets for the nine months ended September 30, 2010 and 2009, totaled $25.7 million and $22.8 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5.  INVESTMENT IN TITAN EUROPE PLC

Investment in Titan Europe Plc consisted of the following (in thousands):
	September 30,	December 31,
	2010	2009
Investment in Titan Europe Plc	$19,386	$6,456

Titan Europe Plc is publicly traded on the AIM market in London, England.  The Company’s investment in Titan Europe represents a 22.9% ownership percentage.  The Company has considered the applicable guidance in ASC 323 Investments – Equity Method and Joint Ventures and has concluded that the Company’s investment in Titan Europe Plc should be accounted for as an available-for-sale security and recorded at fair value in accordance with ASC 320 Investments – Debt and Equity Securities as the Company does not have significant influence over Titan Europe Plc.  The investment in Titan Europe Plc is included as a component of other assets on the Consolidated Condensed Balance Sheets.  Titan’s cost basis in Titan Europe is $5.0 million.  Titan’s other comprehensive income includes a gain on the Titan Europe Plc investment of $9.3 million, which is net of tax of $5.0 million.  The increased value in the Titan Europe Plc investment at September 30, 2010, was due primarily to a higher publicly quoted Titan Europe Plc market price.

6.  WARRANTY

Changes in the warranty liability consisted of the following (in thousands):
	2010	2009
Warranty liability, January 1	$9,169	$7,488
Provision for warranty liabilities	12,469	12,735
Warranty payments made	(11,181)	(11,398)
Warranty liability, September 30	$10,457	$8,825

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

7.  REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):
	September 30,	December 31,
	2010	2009
Senior unsecured 8% notes due January 2012	$139,948	$193,800
Convertible senior subordinated 5.625% notes due 2017	172,500	172,500
Revolving credit facility	0	0
	312,448	366,300
Less: Amounts due within one year	0	0
	$312,448	$366,300

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Aggregate maturities of long-term debt at September 30, 2010, were as follows (in thousands):
October 1 – December 31, 2010	$0
2011	0
2012	139,948
2013	0
2014	0
Thereafter	172,500
$312,448

Senior unsecured 8% notes due January 2012
The Company’s senior unsecured 8% notes (senior unsecured notes) are due January 2012.  In the nine months ended September 30, 2010, the Company repurchased $53.9 million of principal value of senior unsecured notes resulting in a loss on note repurchase of $3.2 million.  In the first quarter of 2009, the Company repurchased $6.2 million of principal value of senior unsecured notes for approximately $4.8 million resulting in a $1.4 million gain on the note repurchases.  The Company’s senior unsecured notes outstanding balance was $139.9 million at September 30, 2010.

Tender offer and loss on senior unsecured note repurchase
In May 2010, the Company commenced a tender offer to purchase its outstanding senior unsecured 8% notes due January 2012.  As of the expiration of the tender offer in June 2010, there were $47.4 million of the notes tendered and accepted for payment which represented 24.4% of the principal amount of notes outstanding.  In July 2010, the Company repurchased an additional $6.5 million of senior unsecured notes outstanding.  In connection with the tender offer and additional note repurchase, Titan recorded expenses of $3.2 million in the nine months ended September 30, 2010.  These expenses were related to: (i) early tender premium of $2.6 million, (ii) unamortized deferred financing fees of $0.4 million and (iii) other fees of $0.2 million.

Convertible senior subordinated 5.625% notes due 2017
The Company’s convertible senior subordinated 5.625% notes (convertible notes) are due January 2017.   The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The Company’s convertible notes balance was $172.5 million at September 30, 2010.

Revolving credit facility
The Company’s $100 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a January 2014 termination date and is collateralized by the accounts receivable and inventory of Titan and certain of its domestic subsidiaries.  During the first nine months of 2010 and at September 30, 2010, there were no borrowings under the credit facility.  The credit facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants.   Titan is in compliance with these covenants and restrictions as of September 30, 2010.

In September 2010, Titan amended its credit facility with Bank of America, N.A.  The amendment extended the credit facility termination date to January 2014 from the previous January 2012 date.  The amendment also reduced the revolving commitment to $100 million from $150 million and released the lender’s lien on property, plant and equipment.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

8.  LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At September 30, 2010, future minimum commitments under noncancellable operating leases with initial or remaining terms of at least one year were as follows (in thousands):
October 1 – December 31, 2010	$303
2011	392
2012	64
2013	14
Thereafter	1
Total future minimum lease payments	$774

9.  EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  The Company also sponsors four 401(k) retirement savings plans.  The Company expects to contribute approximately $0.4 million to the pension plans during the remainder of 2010.

The components of net periodic pension cost consisted of the following (in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest cost	$1,300	$1,364	$3,900	$4,092
Expected return on assets	(1,227)	(1,235)	(3,681)	(3,703)
Amortization of unrecognized prior service cost	34	34	102	102
Amortization of unrecognized deferred taxes	(14)	(14)	(42)	(42)
Amortization of net unrecognized loss	907	1,076	2,721	3,228
Net periodic pension cost (income)	$1,000	$1,225	$3,000	$3,677

10.  ROYALTY EXPENSE

Royalty expense consisted of the following (in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Royalty expense	$2,275	$1,464	$6,809	$6,123

The Company has a trademark license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses recorded were $2.3 million and $1.5 million for the quarters ended September 30, 2010 and 2009, respectively.  Royalty expenses were $6.8 million and $6.1 million for the nine months ended September 30, 2010 and 2009, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

11.  OTHER INCOME

Other income consisted of the following (in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Investment gain on contractual obligations	$638	$583	$285	$1,028
Interest income	92	35	266	147
Other income (expense)	(329)	26	(244)	127
	$401	$644	$307	$1,302

In September 2010, Titan recorded other expense of $0.4 million related to deferred financing fees when the Company’s credit facility was amended.

12.  INCOME TAXES

Income tax provision (benefit) consisted of the following (in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Income tax provision (benefit)	$2,568	$(8,006)	$6,817	$274

The Company recorded income tax provision of $2.6 million and $6.8 million for the three and nine months ended September 30, 2010, respectively, as compared to income tax benefit of $(8.0) million and income tax provision of $0.3 million for the three and nine months ended September 30, 2009.  The Company’s effective income tax rate was 39% and 13% for the nine months ended September 30, 2010 and 2009, respectively.  The 2009 effective income tax rate was impacted by a reduction to the Company’s income tax provision of $0.5 million that related to one of the Company’s foreign subsidiaries.

13.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following (in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$4,015	$(11,113)	$10,662	$1,838
Unrealized gain on investment, net of tax	5,137	1,686	8,405	2,633
Pension liability adjustments, net of tax	575	680	1,724	2,039
	$9,727	$(8,747)	$20,791	$6,510

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

14.  SEGMENT INFORMATION

The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues from external customers
Agricultural	$170,675	$105,426	$497,503	$453,098
Earthmoving/construction	47,848	30,732	139,161	113,085
Consumer	4,295	5,338	12,258	14,900
	$222,818	$141,496	$648,922	$581,083

Gross profit (loss)
Agricultural	$25,283	$(522)	$78,201	$48,400
Earthmoving/construction	2,495	(1,815)	10,294	8,727
Consumer	827	(142)	2,302	1,254
Corporate expenses	(659)	(551)	(2,861)	(1,602)
	$27,946	$(3,030)	$87,936	$56,779

Income (loss) from operations
Agricultural	$21,440	$(3,775)	$66,222	$35,530
Earthmoving/construction	1,077	(2,951)	4,080	3,711
Consumer	734	(282)	2,030	842
Corporate expenses	(10,729)	(8,758)	(32,252)	(28,852)
Income (loss) from operations	12,522	(15,766)	40,080	11,231
Interest expense	(5,867)	(3,997)	(19,713)	(11,819)
Other income (expense)	(72)	644	(2,888)	2,700
Income (loss) before income taxes	$6,583	$(19,119)	$17,479	$2,112

Assets by segment were as follows (in thousands):
	September 30,	December 31,
Total Assets	2010	2009
Agricultural segment	$328,603	$257,523
Earthmoving/construction segment	191,881	188,169
Consumer segment	11,761	8,305
Other assets	195,449	282,466
	$727,694	$736,463

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

15.  EARNINGS PER SHARE

Earnings per share (EPS) are as follows (amounts in thousands, except per share data):
	Three months ended,
	September 30, 2010			September 30, 2009
	Net Income	Weighted average shares	Per share amount	Net Loss	Weighted average shares	Per share amount
Basic EPS	$4,015	34,868	$.12	$(11,113)	34,746	$(.32)
Effect of stock options/trusts	0	529		0	0
Effect of convertible notes	1,598	16,376		0	0
Diluted EPS	$5,613	51,773	$.11	$(11,113)	34,746	$(.32)

	Nine months ended,
	September 30, 2010			September 30, 2009
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$10,662	34,819	$.31	$1,838	34,692	$.05
Effect of stock options/trusts	0	545		0	559
Effect of convertible notes	4,827	16,376		0	0
Diluted EPS	$15,489	51,740	$.30	$1,838	35,251	$.05

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

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):
	September 30, 2010			December 31, 2009
	Total	Level 1	Levels 2&3	Total	Level 1	Levels 2&3
Investment in Titan Europe Plc	$19,386	$19,386	$0	$6,456	$6,456	$0
Investments for contractual obligations	9,112	9,112	0	5,869	5,869	0
Total	$28,498	$28,498	$0	$12,325	$12,325	$0

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

18.  RECENTLY ISSUED ACCOUNTING STANDARDS

Fair Value Measurements and Disclosures
In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.”  This guidance requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements.  This guidance requires separate presentation about purchases, sales, issuances, and settlements for activity in Level 3 fair value measurements.   ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The guidance for new disclosures and clarifications of existing disclosures was effective for reporting periods beginning after December 15, 2009.  The adoption of this part of the guidance had no material effect on the Company’s financial position, results of operations or cash flows.  The guidance related to presentation of Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010.  The adoption of this part of the guidance is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Receivables
In July 2010, FASB issued ASU No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This guidance amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  The disclosures as of the end of a reporting period are effective for reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for reporting periods beginning on or after December 15, 2010.  The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

19.  SUBSEQUENT EVENTS

Senior Secured 7.875% Notes due 2017
On October 1, 2010, the Company closed on an offering of $200 million senior secured 7.875% notes due 2017.  Titan used a portion of the net proceeds from the offering to finance the repurchase of $138.9 million of its 8% senior unsecured notes due January 2012 and to pay all consent payments, accrued interest and costs and expenses associated therewith.  The Company intends to use the remaining net proceeds from this offering of approximately $44 million for general corporate purposes, which may include potential future acquisitions.

Senior Unsecured 8% Note due January 2012 Repurchase
On October 1, 2010, the Company closed on a tender transaction to purchase $138.9 million, or 99.2%, of its outstanding senior unsecured 8% notes due January 2012.  In connection with this transaction, Titan will record expenses of approximately $12 million in the fourth quarter of 2010.  These expenses relate primarily to a tender and consent premium of $75 per $1,000 principal amount of the notes.  After this transaction, Titan’s senior unsecured 8% note due January 2012 outstanding balance was $1.1 million as of October 1, 2010, compared to a balance of $139.9 million at September 30, 2010.

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

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended September 30, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$222,818	$0	$0	$222,818
Cost of sales	387	194,485	0	0	194,872
Gross income (loss)	(387)	28,333	0	0	27,946
Selling, general and administrative expenses	4,843	7,185	9	0	12,037
Research and development expenses	0	1,112	0	0	1,112
Royalty expense	0	2,275	0	0	2,275
Income (loss) from operations	(5,230)	17,761	(9)	0	12,522
Interest expense	(5,867)	0	0	0	(5,867)
Loss on note repurchase	(473)	0	0	0	(473)
Other income	377	24	0	0	401
Income (loss) before income taxes	(11,193)	17,785	(9)	0	6,583
Income tax provision (benefit)	(4,366)	6,937	(3)	0	2,568
Equity in income of subsidiaries	10,842	0	0	(10,842)	0
Net income (loss)	$4,015	$10,848	$(6)	$(10,842)	$4,015

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended September 30, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$141,496	$0	$0	$141,496
Cost of sales	273	144,253	0	0	144,526
Gross loss	(273)	(2,757)	0	0	(3,030)
Selling, general and administrative expenses	3,512	6,580	22	0	10,114
Research and development expenses	2	1,156	0	0	1,158
Royalty expense	0	1,464	0	0	1,464
Loss from operations	(3,787)	(11,957)	(22)	0	(15,766)
Interest expense	(3,997)	0	0	0	(3,997)
Other income	618	26	0	0	644
Loss before income taxes	(7,166)	(11,931)	(22)	0	(19,119)
Income tax provision (benefit)	3,070	(11,085)	9	0	(8,006)
Equity in loss of subsidiaries	(877)	0	0	877	0
Net loss	$(11,113)	$(846)	$(31)	$877	$(11,113)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Nine Months Ended September 30, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$648,922	$0	$0	$648,922
Cost of sales	1,996	558,990	0	0	560,986
Gross profit (loss)	(1,996)	89,932	0	0	87,936
Selling, general and administrative expenses	14,624	21,334	50	0	36,008
Research and development expenses	0	5,039	0	0	5,039
Royalty expense	0	6,809	0	0	6,809
Income (loss) from operations	(16,620)	56,750	(50)	0	40,080
Interest expense	(19,713)	0	0	0	(19,713)
Loss on note repurchase	(3,195)	0	0	0	(3,195)
Other income	203	104	0	0	307
Income (loss) before income taxes	(39,325)	56,854	(50)	0	17,479
Income tax provision (benefit)	(15,337)	22,173	(19)	0	6,817
Equity in earnings of subsidiaries	34,650	0	0	(34,650)	0
Net income (loss)	$10,662	$34,681	$(31)	$(34,650)	$10,662

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Nine Months Ended September 30, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$581,083	$0	$0	$581,083
Cost of sales	707	523,597	0	0	524,304
Gross profit (loss)	(707)	57,486	0	0	56,779
Selling, general and administrative expenses	12,437	21,907	65	0	34,409
Research and development expenses	38	4,978	0	0	5,016
Royalty expense	0	6,123	0	0	6,123
Income (loss) from operations	(13,182)	24,478	(65)	0	11,231
Interest expense	(11,819)	0	0	0	(11,819)
Gain on note repurchase	1,398	0	0	0	1,398
Other income	1,072	230	0	0	1,302
Income (loss) before income taxes	(22,531)	24,708	(65)	0	2,112
Income tax provision (benefit)	(2,922)	3,204	(8)	0	274
Equity in earnings of subsidiaries	21,447	0	0	(21,447)	0
Net income (loss)	$1,838	$21,504	$(57)	$(21,447)	$1,838

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	September 30, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$159,158	$24	$133	$0	$159,315
Accounts receivable	0	114,140	0	0	114,140
Inventories	0	135,976	0	0	135,976
Prepaid and other current assets	7,004	16,887	0	0	23,891
Total current assets	166,162	267,027	133	0	433,322
Property, plant and equipment, net	3,483	245,206	0	0	248,689
Investment in subsidiaries	36,234	0	0	(36,234)	0
Other assets	19,427	6,870	19,386	0	45,683
Total assets	$225,306	$519,103	$19,519	$(36,234)	$727,694

Liabilities and Stockholders’ Equity
Accounts payable	$1,554	$45,581	$0	$0	$47,135
Other current liabilities	487	43,399	0	0	43,886
Total current liabilities	2,041	88,980	0	0	91,021
Long-term debt	312,448	0	0	0	312,448
Other long-term liabilities	6,785	31,646	0	0	38,431
Intercompany accounts	(381,762)	393,776	(12,014)	0	0
Stockholders’ equity	285,794	4,701	31,533	(36,234)	285,794
Total liabilities and stockholders’ equity	$225,306	$519,103	$19,519	$(36,234)	$727,694

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	December 31, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$229,004	$11	$167	$0	$229,182
Accounts receivable	(201)	67,714	0	0	67,513
Inventories	0	110,136	0	0	110,136
Prepaid and other current assets	19,857	18,528	0	0	38,385
Total current assets	248,660	196,389	167	0	445,216
Property, plant and equipment, net	7,602	246,859	0	0	254,461
Investment in subsidiaries	10,748	0	0	(10,748)	0
Other assets	23,870	6,460	6,456	0	36,786
Total assets	$290,880	$449,708	$6,623	$(10,748)	$736,463

Liabilities and Stockholders’ Equity
Accounts payable	$1,086	$23,160	$0	$0	$24,246
Other current liabilities	8,288	37,538	0	0	45,826
Total current liabilities	9,374	60,698	0	0	70,072
Long-term debt	366,300	0	0	0	366,300
Other long-term liabilities	5,574	32,564	0	0	38,138
Intercompany accounts	(352,321)	377,281	(24,960)	0	0
Stockholders’ equity	261,953	(20,835)	31,583	(10,748)	261,953
Total liabilities and stockholders’ equity	$290,880	$449,708	$6,623	$(10,748)	$736,463

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Nine Months Ended September 30, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(10,887)	$18,569	$(34)	$7,648

Cash flows from investing activities:
Capital expenditures	(1,409)	(18,647)	0	(20,056)
Other, net	0	91	0	91
Net cash used for investing activities	(1,409)	(18,556)	0	(19,965)

Cash flows from financing activities:
Repurchase of senior notes	(56,674)	0	0	(56,674)
Proceeds from exercise of stock options	240	0	0	240
Payment of financing fees	(586)	0	0	(586)
Other, net	(530)	0	0	(530)
Net cash used for financing activities	(57,550)	0	0	(57,550)

Net decrease in cash and cash equivalents	(69,846)	13	(34)	(69,867)
Cash and cash equivalents, beginning of period	229,004	11	167	229,182
Cash and cash equivalents, end of period	$159,158	$24	$133	$159,315

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Nine Months Ended September 30, 2009
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$18,609	$33,032	$7	$51,648

Cash flows from investing activities:
Capital expenditures	(2,389)	(34,093)	0	(36,482)
Acquisition of shares of Titan Europe Plc	0	0	(2,399)	(2,399)
Other, net	0	1,030	0	1,030
Net cash used for investing activities	(2,389)	(33,063)	(2,399)	(37,851)

Cash flows from financing activities:
Repurchase of senior notes	(4,726)	0	0	(4,726)
Payment on debt	(25,000)	0	0	(25,000)
Proceeds from exercise of stock options	1,142	0	0	1,142
Payment of financing fees	(1,070)	0	0	(1,070)
Other, net	(441)	0	0	(441)
Net cash used for financing activities	(30,095)	0	0	(30,095)

Net decrease in cash and cash equivalents	(13,875)	(31)	(2,392)	(16,298)
Cash and cash equivalents, beginning of period	59,011	60	2,587	61,658
Cash and cash equivalents, end of period	$45,136	$29	$195	$45,360

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

Actual results could differ materially from these forward-looking statements as a result of certain factors, including:

•	The effect of the recession on the Company and its customers and suppliers

•	Changes in the Company’s end-user markets as a result of world economic or regulatory influences

•	Changes in the marketplace, including new products and pricing changes by the Company’s competitors

•	Ability to maintain satisfactory labor relations, which may be affected by the closing of some facilities

•	Unfavorable outcomes of legal proceedings

•	Availability and price of raw materials

•	Levels of operating efficiencies

•	Unfavorable product liability and warranty claims

•	Actions of domestic and foreign governments

•	Results of investments

•	Fluctuations in currency translations

•	Ability to secure financing at reasonable terms

•	Laws and regulations related to climate change

•	Risks associated with environmental laws and regulations

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

The Company’s major OEM customers include large manufacturers of off-highway equipment such as AGCO Corporation, CNH Global N.V., Deere & Company and Kubota Corporation, in addition to many other off-highway equipment manufacturers.  The Company distributes products to OEMs, independent and OEM-affiliated dealers, and through a network of distribution facilities.

The table provides highlights for the quarter ended September 30, 2010, compared to 2009 (amounts in thousands):
	Three months ended September 30,
	2010	2009	% Increase
Net sales	$222,818	$141,496	57%
Gross profit (loss)	27,946	(3,030)	n/a
Income (loss) from operations	12,522	(15,766)	n/a
Net income (loss)	4,015	(11,113)	n/a

Quarter:  The Company recorded sales of $222.8 million for the third quarter of 2010, which were 57% higher than the third quarter 2009 sales of $141.5 million.  The higher quarterly sales were primarily the result of substantial increase in demand in the Company’s agricultural segment, up approximately 62%; and earthmoving/construction segment, up approximately 56%.  Third quarter sales in 2009 were affected by reduced demand for the Company’s products, as many of the Company’s major customers implemented extended shutdowns during the period as a consequence of the recession.  Titan in turn implemented extended shutdowns at its production facilities in response to lower demand during the quarter.  Extended shutdowns were not required during the third quarter of 2010 as Titan’s customers were aided by the stabilization of the overall economy.

The Company’s income from operations was $12.5 million for the third quarter of 2010, compared to loss from operations of $(15.8) million in 2009.  The increased income from operations was primarily related to the significant increase in sales levels.  Net income was $4.0 million for the quarter, compared to net loss of $(11.1) million in 2009.  Basic earnings per share were $.12 in 2010, compared to loss per share of $(.32) in 2009.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The table provides highlights for the nine months ended September 30, 2010, compared to 2009 (amounts in thousands):

	Nine months ended September 30,
	2010	2009	% Increase
Net sales	$648,922	$581,083	12%
Gross profit	87,936	56,779	55%
Income from operations	40,080	11,231	257%
Net income	10,662	1,838	480%

Year-to-date:  The Company recorded sales of $648.9 million for the nine months ended September 30, 2010, as compared to $581.1 million in 2009.  The lower sales in the Company’s first quarter have been offset by higher sales in the second and third quarter.

Titan’s income from operations was $40.1 million for the nine months ended September 30, 2010, as compared to $11.2 million in 2009.  Net income was $10.7 million for the nine months ended September 30, 2010, as compared to $1.8 million in 2009.  Basic earnings per share were $.31 for the nine months ended September 30, 2010, compared to $.05 in 2009.  The year-to-date operating gains were primarily the result of the significant increase in third quarter 2010 results as compared to the extended shutdown influenced third quarter 2009 results.

COLLECTIVE BARGAINING AGREEMENT NOTICES
The collective bargaining agreements covering employees at Titan Tire Corporation of Bryan and Titan Tire Corporation of Freeport have notice requirements for plant closure and termination of these agreements.  The expiration date of these agreements is November 19, 2010.  The Company has met the notification requirement of six months prior to the expiration date of these agreements for plant closure.  In addition, the collective bargaining agreement covering employees at Titan Tire Corporation in Des Moines, Iowa, also expires November 19, 2010.

LOSS ON SENIOR UNSECURED NOTE REPURCHASE
In May 2010, the Company commenced a tender offer to purchase its outstanding senior unsecured 8% notes due January 2012.  As of the expiration of the tender offer in June 2010, there were $47.4 million of the notes tendered and accepted for payment which represented 24.4% of the principal amount of notes outstanding.  In July 2010, the Company repurchased an additional $6.5 million of senior unsecured notes outstanding.  In connection with the tender offer and additional note repurchase, Titan recorded expenses of $3.2 million in the nine months ended September 30, 2010.  These expenses were related to: (i) early tender premium of $2.6 million, (ii) unamortized deferred financing fees of $0.4 million and (iii) other fees of $0.2 million.

SUBSEQUENT EVENTS
October 2010 – Senior Secured 7.875% Notes due 2017
In October 2010, the Company closed on an offering of $200 million senior secured 7.875% notes due 2017.  Titan used a portion of the net proceeds from the offering to finance the repurchase of $138.9 million of its 8% senior unsecured notes due January 2012 and to pay all consent payments, accrued interest and costs and expenses associated therewith.  The Company intends to use the remaining net proceeds from this offering of approximately $44 million for general corporate purposes, which may include potential future acquisitions.

October 2010 – Senior Unsecured 8% Note due January 2012 Repurchase
In October 2010, the Company closed on a tender transaction to purchase $138.9 million, or 99.2%, of its outstanding senior unsecured 8% notes due January 2012.  In connection with this transaction, Titan will record expenses of approximately $12 million in the fourth quarter of 2010.  These expenses relate primarily to a tender and consent premium of $75 per $1,000 principal amount of the notes.  After this transaction, Titan’s senior unsecured 8% note due January 2012 outstanding balance was $1.1 million as of October 1, 2010, compared to a balance of $139.9 million at September 30, 2010.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  During the first nine months of 2010, the Company contributed cash funds of $1.3 million to its frozen pension plans.  Titan expects to contribute approximately $0.4 million to these frozen defined benefit pension plans during the remainder of 2010.  For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 20 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2009.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Highlights for the three and nine months ended September 30, 2010, compared to 2009 (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$222,818	$141,496	$648,922	$581,083
Cost of sales	194,872	144,526	560,986	524,304
Gross profit (loss)	27,946	(3,030)	87,936	56,779
Gross profit margin	12.5%	(2.1)%	13.6%	9.8%

Net Sales
Quarter:  Net sales for the quarter ended September 30, 2010, were $222.8 million, compared to $141.5 million in 2009.  The higher quarterly sales were primarily the result of substantial increase in demand in the Company’s agricultural segment, up approximately 62%; and earthmoving/construction segment, up approximately 56%.  Third quarter sales in 2009 were affected by reduced demand for the Company’s products, as many of the Company’s major customers implemented extended shutdowns during the period as a consequence of the recession.  Titan in turn implemented extended shutdowns at its production facilities to manage lower demand during the quarter.  Extended shutdowns were not required during the third quarter of 2010 as Titan’s customers were aided by the stabilization of the overall economy.

Year-to-date:  Net sales for the nine months ended September 30, 2010, were $648.9 million, compared to 2009 net sales of $581.1 million.  The lower sales in the Company’s first quarter have been offset by increased sales in the second and third quarter.

Cost of Sales and Gross Profit (Loss)
Quarter:  Cost of sales was $194.9 million and $144.5 million for the quarters ended September 30, 2010 and 2009, respectively.  The higher cost of sales resulted from the significant increase in the quarterly sales levels.

Gross profit for the third quarter of 2010 was $27.9 million, or 12.5% of net sales, compared to gross loss of $(3.0) million, or (2.1)% of net sales, for the third quarter of 2009.  The significantly higher gross profit in the third quarter of 2010 when compared to 2009 was primarily the result of substantially higher plant utilization rates.

Year-to-date:  Cost of sales was $561.0 million for the nine months ended September 30, 2010, compared to $524.3 million in 2009.  The cost of sales increased as a result of higher sales levels.

Gross profit for the nine months ended September 30, 2010, was $87.9 million, or 13.6% of net sales, compared to $56.8 million, or 9.8% of net sales, in 2009.  The gross profit margin for 2010 is higher than 2009 primarily due to the negative margins in the third quarter of 2009 resulting from extended production facility shutdowns.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Selling, general and administrative	$12,037	$10,114	$36,008	$34,409
Percentage of net sales	5.4%	7.1%	5.5%	5.9%

Quarter:  Selling, general and administrative (SG&A) expenses for the third quarter of 2010 were $12.0 million or 5.4% of net sales, compared to $10.1 million, or 7.1% of net sales, for 2009.  The higher SG&A expenses resulted primarily from an increase of approximately $0.5 million in selling expenses as a result of higher sales levels and approximately $1 million in legal and professional fees partially due to fees associated with potential acquisitions.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Year-to-date:  Expenses for SG&A for the nine months ended September 30, 2010, were $36.0 million, or 5.5% of net sales, compared to $34.4 million, or 5.9% of net sales, in 2009.  The higher SG&A expenses resulted primarily from an increase of approximately $0.5 million in selling expenses as a result of higher sales levels and approximately $1 million in legal and professional fees partially due to fees associated with potential acquisitions.

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Research and development expenses	$1,112	$1,158	$5,039	$5,016
Percentage of net sales	0.5%	0.8%	0.8%	0.9%

Quarter:  Research and development (R&D) expenses for the third quarter of 2010 were $1.1 million, or 0.5% of net sales, compared to $1.2 million, or 0.8% of net sales, for the third quarter of 2009.

Year-to-date:  Expenses for R&D were $5.0 million, or 0.8% of net sales, and $5.0 million, or 0.9% of net sales, for the nine months ended September 30, 2010, and 2009, respectively.

Royalty Expense
Royalty expense was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Royalty expense	$2,275	$1,464	$6,809	$6,123

The Company has a trademark license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.

Quarter:  Royalty expenses recorded were $2.3 million and $1.5 million for the quarters ended September 30, 2010 and 2009, respectively.  Royalty expenses increased approximately 55%, which is consistent with the net sales increase.

Year-to-date: Year-to-date royalty expenses recorded were $6.8 million and $6.1 million for the nine months ended September 30, 2010 and 2009, respectively.  As year to date sales subject to the license agreement have not changed significantly, the Company’s royalty expense for the first nine months of 2010 has remained relatively consistent with that of the previous year.

Income (Loss) from Operations
Income (loss) from operations was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Income (loss) from operations	$12,522	$(15,766)	$40,080	$11,231
Percentage of net sales	5.6%	(11.1)%	6.2%	1.9%

Quarter: Income from operations for the third quarter of 2010 was $12.5 million, or 5.6% of net sales, compared to loss from operations of $(15.8) million, or (11.1)% of net sales, in 2009.  This increase was the net result of the items previously discussed above.

Year-to-date:  Income from operations for the nine months ended September 30, 2010, was $40.1 million, or 6.2% of net sales, compared to $11.2 million, or 1.9% of net sales, in 2009.  This increase was the net result of the items previously discussed above.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense
Interest expense was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest expense	$5,867	$3,997	$19,713	$11,819

Quarter: Interest expense was $5.9 million and $4.0 million for the quarter ended September 30, 2010 and 2009, respectively.  The Company’s interest expense for the third quarter of 2010 increased from the previous year primarily as a result of interest expense related to the convertible senior subordinated 5.625% notes that were issued in December 2009.

Year-to-date: Year-to-date interest expense was $19.7 million and $11.8 million for the nine months ended September 30, 2010 and 2009, respectively.  The Company’s interest expense for the first nine months of 2010 increased from the previous year primarily as a result of interest expense of approximately $8 million related to the convertible senior subordinated 5.625% notes that were issued in December 2009.

Gain (Loss) on Note Repurchase
Gain (loss) on note repurchase was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Gain (loss) on note repurchase	$(473)	$0	$(3,195)	$1,398

Quarter:  In July 2010, the Company closed on a transaction to repurchase $6.5 million of its outstanding senior unsecured 8% notes due January 2012.  Titan recorded a loss on note repurchase of $(0.5) million in the third quarter of 2010.

Year-to-date:  In May 2010, the Company commenced a tender offer to repurchase its outstanding senior unsecured 8% notes due January 2012.   For the nine months ended September 2010, in connection with the $47.4 million tender offer and the repurchase of $6.5 million of these notes in July 2010, Titan recorded a loss on note repurchases of $(3.2) million.  For the nine months ended September 30, 2009, the Company recorded a gain on a note repurchase of $1.4 million resulting from the Company’s repurchase of $6.2 million of principal value of senior unsecured notes for approximately $4.8 million in the first quarter of 2009.

Other Income
Other income was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Other income	$401	$644	$307	$1,302

Quarter:  Other income was $0.4 million for the quarter ended September 30, 2010, as compared to $0.6 million for the quarter ended September 30, 2009.

Year-to-date:  Other income was $0.3 million for nine months ended September 30, 2010, as compared to $1.3 million in 2009.  The Company recorded a $0.3 million investment gain on contractual obligations in the nine months ended September 30, 2010, as compared to a $1.0 million gain in 2009.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income Taxes
Income taxes were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Income tax provision (benefit)	$2,568	$(8,006)	$6,817	$274

Quarter:  The Company recorded income tax provision of $2.6 million for the three months ended September 30, 2010, as compared to income tax benefit of $(8.0) million in 2009.  The Company’s effective income tax rate was 39% and 42% for the quarters ended September 30, 2010 and 2009, respectively.

Year-to-date:  Income tax provision for the nine months ended September 30, 2010 and 2009, was $6.8 million and $0.3 million, respectively.  The Company’s effective income tax rate was 39% and 13% for the nine months ended September 30, 2010 and 2009, respectively.  The 2009 effective income tax rate was impacted by a reduction to the Company’s income tax provision of $0.5 million that related to one of the Company’s foreign subsidiaries.

Net Income (Loss)
Net income (loss) was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$4,015	$(11,113)	$10,662	$1,838

Quarter:  Net income for the quarter ended September 30, 2010, was $4.0 million, compared to net loss of $(11.1) million in 2009.  For the quarter ended September 30, 2010 and 2009, basic earnings per share were $.12 and $(.32), respectively, and diluted earnings per share were $.11 and $(.32), respectively.  The Company’s net income and earnings per share were higher due to the items previously discussed.

Year-to-date:  Net income for the nine months ended September 30, 2010 and 2009, was $10.7 million and $1.8 million, respectively.  For the nine months ended September 30, 2010 and 2009, basic earnings per share were $.31 and $.05, respectively, and diluted earnings per share were $.30 and $.05, respectively.  The Company’s net income and earnings per share were higher due to the items previously discussed.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$170,675	$105,426	$497,503	$453,098
Gross profit (loss)	25,283	(522)	78,201	48,400
Income (loss) from operations	21,440	(3,775)	66,222	35,530

Quarter:  Net sales in the agricultural market were $170.7 million for the quarter ended September 30, 2010, as compared to $105.4 million in 2009.  Sales of agricultural product increased approximately 62% when compared to the same quarter last year as many of the Company’s OEM customers increased production and continued to build on depleted inventory levels.  Many of the Company’s customers implemented extended shutdowns during the third quarter of 2009.  Extended shutdowns were not required during the third quarter of 2010 as Titan’s customers were aided by the stabilization of the overall economy.

Gross profit in the agricultural market was $25.3 million for the quarter ended September 30, 2010, as compared to gross loss of $(0.5) million in 2009.  Income from operations in the agricultural market was $21.4 million for the quarter ended September 30, 2010, as compared to loss from operations of $(3.8) million in 2009.  The significantly higher gross profit in the third quarter of 2010 when compared to 2009 was primarily the result of substantially higher plant utilization rates.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Year-to-date:  Net sales in the agricultural market were $497.5 million for the nine months ended September 30, 2010, as compared to $453.1 million in 2009.  Agricultural segment sales for the first quarter of 2010 sales were lower by $36.2 million when compared to the first quarter of 2009.  Second quarter sales showed a small improvement when compared to 2009.  In the third quarter 2010, agricultural sales had a $65.2 million increase which more than offset the early year reduction.

Gross profit in the agricultural market was $78.2 million for the nine months ended September 30, 2010, as compared to $48.4 million in 2009.  Income from operations in the agricultural market was $66.2 million for the nine months ended September 30, 2010, as compared to $35.5 million in 2009.  The gross profit margin for 2010 is higher than 2009 primarily due to the negative margins in the third quarter of 2009 resulting from extended production facility shutdowns.

Earthmoving/Construction Segment Results
Earthmoving/Construction segment results were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$47,848	$30,732	$139,161	$113,085
Gross profit (loss)	2,495	(1,815)	10,294	8,727
Income (loss) from operations	1,077	(2,951)	4,080	3,711

Quarter:  The Company’s earthmoving/construction market net sales were $47.8 million for the quarter ended September 30, 2010, as compared to $30.7 million in 2009.  The sales in the earthmoving/construction segment have improved, yet remain at low levels, down over 30 percent when compared to the third quarter of 2008 or 2007.  A primary reason for the low sales levels in this segment was the continued weakness in the construction areas related to the commercial, residential and infrastructure industries.

Gross profit in the earthmoving/construction market was $2.5 million for the quarter ended September 30, 2010, as compared to gross loss of $(1.8) million in 2009.  Income from operations in the earthmoving/construction market was $1.1 million for the quarter ended September 30, 2010, as compared to loss from operations of $(3.0) million in 2009.  The higher gross profit in the third quarter of 2010 when compared to 2009 was primarily the result of substantially higher plant utilization rates.

Year-to-date:  The Company’s earthmoving/construction market net sales were $139.2 million for the nine months ended September 30, 2010, as compared to $113.1 million in 2009.  The sales in the earthmoving/construction segment have improved, yet remain at low levels, down over 35 percent when compared to the first nine months of 2008 or 2007.  A primary reason for the low sales levels in this segment was the continued weakness in the construction areas related to the commercial, residential and infrastructure industries.

Gross profit in the earthmoving/construction market was $10.3 million for the nine months ended September 30, 2010, as compared to $8.7 million in 2009.  Income from operations in the earthmoving/construction market was $4.1 million for the nine months ended September 30, 2010, as compared to $3.7 million in 2009.  Gross profit and income from operations in the earthmoving/construction segment for the first nine months of 2010 was negatively impacted primarily by additional depreciation on the giant OTR assets of approximately $2.5 million.  However, the higher gross profit for the nine months ended September 30, 2010 when compared to 2009 was primarily the result of higher plant utilization rates in the third quarter.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$4,295	$5,338	$12,258	$14,900
Gross profit (loss)	827	(142)	2,302	1,254
Income (loss) from operations	734	(282)	2,030	842

Quarter:  Consumer market net sales were $4.3 million for the quarter ended September 30, 2010, as compared to $5.3 million in 2009.  The continued reduction in consumer market sales is primarily attributed to the sustained contraction in consumer discretionary spending.

Gross profit from the consumer market was $0.8 million for the quarter ended September 30, 2010, as compared to gross loss of $(0.1) million in 2009.  Consumer market income from operations was $0.7 million for the quarter ended September 30, 2010, as compared to loss from operations of $(0.3) million for 2009.  The gross profit and income from operations in 2009 were negatively affected by the extended production facility shutdowns.

Year-to-date:  Consumer market net sales were $12.3 million for the nine months ended September 30, 2010, as compared to $14.9 million in 2009.  The continued reduction in consumer market sales is primarily attributed to the sustained contraction in consumer discretionary spending.

Gross profit from the consumer market was $2.3 million for the nine months ended September 30, 2010, as compared to $1.3 million in 2009.  Consumer market income from operations was $2.0 million for the nine months ended September 30, 2010, as compared to $0.8 million for 2009.  The gross profit and income from operations in 2009 were negatively affected by the third quarter extended production facility shutdowns.

Segment Summary (Amounts in thousands)

Quarter
Three months ended September 30, 2010	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$170,675	$47,848	$4,295	$0	$222,818
Gross profit (loss)	25,283	2,495	827	(659)	27,496
Income (loss) from operations	21,440	1,077	734	(10,729)	12,522

Three months ended September 30, 2009
Net sales	$105,426	$30,732	$5,338	$0	$141,496
Gross loss	(522)	(1,815)	(142)	(551)	(3,030)
Loss from operations	(3,775)	(2,951)	(282)	(8,758)	(15,766)

Year-to-Date
Nine months ended September 30, 2010	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$497,503	$139,161	$12,258	$0	$648,922
Gross profit (loss)	78,201	10,294	2,302	(2,861)	87,936
Income (loss) from operations	66,222	4,080	2,030	(32,252)	40,080

Nine months ended September 30, 2009
Net sales	$453,098	$113,085	$14,900	$0	$581,083
Gross profit (loss)	48,400	8,727	1,254	(1,602)	56,779
Income (loss) from operations	35,530	3,711	842	(28,852)	11,231

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Corporate Expenses

Quarter
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $10.7 million for the three months ended September 30, 2010, as compared to $8.8 million for 2009.

Corporate expenses for the three months ended September 30, 2010, were composed of selling and marketing expenses of approximately $5 million and administrative expenses of approximately $6 million.

Corporate expenses for the three months ended September 30, 2009, were composed of selling and marketing expenses of approximately $4 million and administrative expenses of approximately $5 million.

Corporate selling and marketing expenses were approximately $1 million higher in the third quarter as the result of the higher sales levels.  Corporate administrative expenses were approximately $1 million higher in third quarter of 2010 as the result of higher legal and professional fees partially due to fees associated with potential acquisitions.

Year-to-Date
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $32.3 million for the nine months ended September 30, 2010, as compared to $28.9 million for 2009.

Corporate expenses for the nine months ended September 30, 2010, were composed of selling and marketing expenses of approximately $14 million and administrative expenses of approximately $18 million.

Corporate expenses for the nine months ended September 30, 2009, were composed of selling and marketing expenses of approximately $13 million and administrative expenses of approximately $16 million.

Corporate selling and marketing expenses were approximately $1 million higher for the nine months ended September 30, 2010, as the result of the higher sales levels.  Corporate administrative expenses were approximately $2 million higher for the nine months ended September 30, 2010.  This increase was primarily the result of approximately $1 million additional legal and professional fees and approximately $1 million additional group insurance expense.

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

The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors.  Certain of these assumptions are determined by the Company with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends.  These assumptions are reviewed on a regular basis and revised when appropriate.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations.  Titan expects to contribute approximately $0.4 million to these frozen defined pension plans during the remainder of 2010.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of September 30, 2010, the Company had $159.3 million of cash balances within various bank accounts.  This cash balance decreased by $69.9 million from December 31, 2009, due to the following cash flow items.

(amounts in thousands)
	September 30,	December 31,
	2010	2009
Cash	$159,315	$229,182

Operating cash flows
Summary of cash flows from operating activities (amounts in thousands):
	Nine months ended September 30,
	2010	2009	Change
Net income	$10,662	$1,838	$8,824
Depreciation and amortization	27,617	24,759	2,858
Deferred income tax provision	8,043	550	7,493
Accounts receivable	(46,627)	46,326	(92,953)
Inventories	(25,840)	22,473	(48,313)
Accounts payable	22,889	(40,483)	63,372
Other operating activities	10,904	(3,815)	14,719
Cash provided by operating activities	$7,648	$51,648	$(44,000)

In the first nine months of 2010, operating activities provided cash of $7.6 million which included net income of $10.7 million and an increase in accounts payable of $22.9 million.  Net income included $27.6 million of noncash charges for depreciation and amortization.  Positive cash inflows were offset by increases in accounts receivable and inventory of $46.6 million and $25.8 million, respectively.  Deferred tax assets were reduced by $8.0 million as the Company used current income to reduce the deferred tax asset for previously recorded net operating losses.

In the first nine months of 2009, operating activities provided cash of $51.6 million.  Net income included in operating activities was $1.8 million.  Operating cash flows were primarily provided by a lower accounts receivable balance of $46.3 million and a lower inventory balance of $22.5 million.  Included in net income were noncash charges of $24.8 million for depreciation and amortization.  Positive cash flows were offset by a decrease in the accounts payable balance of $40.5 million.  Accounts receivable and accounts payable were lower as a result of lower sales during the third quarter of 2009.  Inventories were lower as the Company made a concerted effort to bring inventory levels in line with the reduced 2009 sales levels.

Operating cash flows decreased $44.0 million when comparing the nine months ended September 30, 2010, to the nine months ended September 30, 2009.  Net income in the first nine months of 2010 was $8.8 million higher than the net income in the first nine months of 2009.  When comparing the first nine months of 2010 to the first nine months of 2009, cash flows from accounts receivable decreased $93.0 million offset by an increase in accounts payable of  $63.4 million.  This is the result of significant increases in accounts receivable and accounts payable, as sales levels increased approximately 57% when comparing the third quarter of 2010 to the third quarter of 2009.  The inventory increase in 2010 was due to rebuilding inventory balances from the substantially reduced year-end 2009 inventory levels.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Investing cash flows
Summary of cash flows from investing activities:
(amounts in thousands)	Nine months ended September 30,
	2010	2009	Change
Capital expenditures	$(20,056)	$(36,482)	$16,426
Other investing activities	91	(1,369)	1,460
Cash used for investing activities	$(19,965)	$(37,851)	$17,886

Net cash used for investing activities was $20.0 million in the first nine months of 2010, as compared to $37.9 million in the first nine months of 2009.  The Company invested a total of $20.1 million in capital expenditures in the first nine months of 2010, compared to $36.5 million in 2009.  Of the $20.1 million of capital expenditures in the first nine months of 2010, approximately $7 million related to the purchase of Denman Tire molds and equipment.  Of the $36.5 million of capital expenditures in the first nine months of 2009, approximately $22 million related to the Company’s giant OTR mining project, which was substantially completed at the end of 2009.  The remaining 2010 and the 2009 expenditures represent various equipment purchases and improvements to enhance production capabilities.

Financing cash flows
Summary of cash flows from financing activities:
(amounts in thousands)	Nine months ended September 30,
	2010	2009	Change
Repurchase of senior notes	$(56,674)	$(4,726)	$(51,948)
Payment on debt	0	(25,000)	25,000
Proceeds from exercise of stock options	240	1,142	(902)
Excess tax benefit from option exercise	0	86	(86)
Payment of financing fees	(586)	(1,070)	484
Other financing activities	(530)	(527)	(3)
Cash used for financing activities	$(57,550)	$(30,095)	$(27,455)

In the first nine months of 2010, cash of $57.6 million was used for financing activities.  This cash was primarily used to repurchase $56.7 million of senior notes.

In the first nine months of 2009, cash of $30.1 million was used for financing activities.  This cash was primarily used for payment on debt of $25.0 million and repurchase of senior notes of $4.7 million.

Financing cash flows decreased $27.5 million when comparing the first nine months of 2010 to the first nine months of 2009.  This cash flow reduction resulted primarily from repurchase of senior notes in 2010 offset by payment on debt in 2009.

Other Issues
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.  Historically, Titan tends to experience higher sales in the first and second quarters.  However, in 2010, Titan experienced higher sales in the third quarter due to improved demand in the agricultural and earthmoving/construction segments.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Debt Covenants
The Company’s revolving credit facility (credit facility) contains various covenants and restrictions.  The financial covenants in this agreement require that:

•	Collateral coverage be equal to or greater than 1.2 times the outstanding revolver balance.

•	If the 30-day average of the outstanding revolver balance exceeds $70 million, the fixed charge coverage ratio be equal to or greater than a 1.1 to 1.0 ratio.

Restrictions include:

•	Limits on payments of dividends and repurchases of the Company’s stock.

•	Restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company.

•	Limitations on investments, dispositions of assets and guarantees of indebtedness.

•	Other customary affirmative and negative covenants.

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

The Company is in compliance with these covenants and restrictions as of September 30, 2010.  The collateral coverage ratio was not applicable as there were no outstanding borrowings under the revolving credit facility at September 30, 2010.  The fixed charge coverage ratio did not apply for the quarter ended September 30, 2010.  In connection with the convertible senior subordinated note offer, Titan previously agreed to add an additional mutually agreeable covenant to the Company’s revolving credit facility, which is now no longer required by mutual agreement of the parties.

Liquidity Outlook
At September 30, 2010, the Company had $159.3 million of cash and cash equivalents and no outstanding borrowings on the Company’s $100 million credit facility.

Capital expenditures for the remainder of 2010 are forecasted to be approximately $3 million to $4 million.  The Company currently has no cash payments due for interest for the remainder of 2010.

In October 2010, the Company closed on a tender transaction to purchase $138.9 million of its outstanding senior unsecured 8% notes due January 2012.  In October 2010, the Company also closed on an offering of $200 million senior secured 7.875% notes due 2017.  As a result of these transactions, after deductions for fees and interest due, the Company received approximately $44 million in cash on October 1, 2010.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

MARKET CONDITIONS AND OUTLOOK
The on-going uncertainty in domestic and global economic conditions makes it difficult to forecast future sales levels.  In the third quarter of 2010, Titan experienced a significantly higher sales level when compared to the depressed sales levels in the third quarter of 2009.  During the second half of 2009, Titan implemented extended shutdowns in conjunction with many of the Company’s major customers, which resulted in a steep drop in sales.  The Company did not implement any extended shutdowns in the third quarter of 2010 and is not currently anticipating the need for extended shutdowns in this year’s fourth quarter.  The Company continues to see signs that the market for Titan’s products experienced the bottom of a cycle in late 2009 and early 2010.  Although the Company believes that sales may continue to move higher when compared to the same period in the previous year during the remainder of 2010, there can be no assurance that a decline in sales will not resume.  The Company is currently pursuing opportunities to increase sales of certain products related to the super giant tire project in a challenging mining environment.  If the Company is unsuccessful with these sales efforts, Titan may record reserves for this product inventory, adversely affecting Titan’s financial results.

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

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were significantly higher in the third quarter of 2010 when compared to the third quarter of 2009.  Agricultural market sales were at reduced levels in the second half of 2009 as the result of extended shutdowns.  For the remainder of 2010, Titan expects agricultural market sales to continue to be higher when compared to 2009.  The gradual increase in the use of biofuels may help sustain future production.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving and mining sales are improving from the low levels of the second half of 2009.  Metals, oil and gas prices have increased from 2009’s lows.  Although they may fluctuate in the short-term, in the long-term, these prices are expected to remain at levels that are attractive for continued investment, which should help support future earthmoving and mining sales.  The significant decline in the United States housing market continues to cause a major reduction in demand for equipment used for construction.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and the on-going banking and credit issues.  For the remainder of 2010, the Company expects improvement compared to the previous year’s low sales levels in the earthmoving/construction market.

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

NEW ACCOUNTING STANDARDS

Fair Value Measurements and Disclosures
In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.”  This guidance requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements.  This guidance requires separate presentation about purchases, sales, issuances, and settlements for activity in Level 3 fair value measurements.   ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The guidance for new disclosures and clarifications of existing disclosures was effective for reporting periods beginning after December 15, 2009.  The adoption of this part of the guidance had no material effect on the Company’s financial position, results of operations or cash flows.  The guidance related to presentation of Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010.  The adoption of this part of the guidance is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Receivables
In July 2010, FASB issued ASU No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This guidance amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  The disclosures as of the end of a reporting period are effective for reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for reporting periods beginning on or after December 15, 2010.  The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

Item 1A.  Risk Factors

See the Company’s 2009 Annual Report filed on Form 10-K (Item 1A).  In addition, the Company is currently pursuing opportunities to increase sales of certain products related to the super giant tire project in a challenging mining environment.  If the Company is unsuccessful with these sales efforts, Titan may record reserves for this product inventory, adversely affecting Titan’s financial results.

Item 6.   Exhibits

3	Amended and Restated Articles of Incorporation of the Company
10.1	Trademark License Agreement with The Goodyear Tire & Rubber Company
10.2	Supply Agreement with Deere & Company – August 2006
10.3	Supply Agreement with Deere & Company – April 2008
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	October 27, 2010	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL G. REITZ
Paul G. Reitz
Chief Financial Officer
(Principal Financial Officer)