Form 10-K
period 2010-12-31
TITAN INTERNATIONAL INC
filed 2011-02-24
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $321 million based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2010.

As of February 15, 2011, a total of 41,995,832 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 12, 2011, are incorporated by reference into Part III of this Form 10-K.

TITAN INTERNATIONAL, INC.

PART I
ITEM 1 – BUSINESS

INTRODUCTION
Titan International, Inc. and its subsidiaries (Titan or the Company) hold the unique position in North America of manufacturing both wheels and tires for its target markets.  As a leading manufacturer in the off-highway industry, Titan produces a broad range of specialty products to meet the specifications of original equipment manufacturers (OEMs) and aftermarket customers in the agricultural, earthmoving/construction and consumer markets.  Titan’s earthmoving/construction market includes wheels and tires supplied to the mining industry, while the consumer market includes products for all-terrain vehicles (ATVs) and recreational/utility trailers.

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
In 2010, Titan’s agricultural market sales represented 76% of net sales, the earthmoving/construction market represented 22% and the consumer market represented 2% of net sales.  For information concerning the revenues, certain expenses, income from operations and assets attributable to each of the segments in which the Company operates, see Note 26 to the consolidated financial statements of Titan, included in Item 8 herein.

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
The Company’s top customers, including global leaders in agricultural and construction equipment manufacturing, have been purchasing products from Titan or its predecessors for numerous years.  Customers including AGCO Corporation, CNH Global N.V., Deere & Company and Kubota Corporation have helped sustain Titan’s leadership in wheel, tire and assembly innovation.

BUSINESS STRATEGY
Titan’s business strategy is to continue its growth into the giant OTR market, increase its presence in the tire aftermarket, continue to improve operating efficiencies, maintain emphasis on new product development and explore additional strategic acquisitions.

•	Giant Mining Tire Product
The Company’s 2006 acquisition of the OTR tire assets of Continental Tire North America, Inc. in Bryan, Ohio, expanded Titan’s product offering into larger earthmoving, construction and mining tires.  The Company subsequently expanded the Bryan facility production capacity to include giant mining tires.  These giant tires offer continuing opportunity in the earthmoving marketplace.  The “Big Daddy” giant tire is approximately 13 feet tall and weighs in at approximately 12,500 pounds.

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
Equipment manufacturers constantly face changing industry dynamics.  Titan directs its business and marketing strategy to understand and address the needs of its customers and demonstrate the advantages of its products.  In particular, the Company often collaborates with customers in the design of new and enhanced products.  Titan recommends modified products to its customers based on its own market information.  These value-added services enhance Titan’s relationships with its customers.  The Company tests new designs and technologies and develops methods of manufacturing to improve product quality and performance.  Titan’s engineers introduced designs for giant mining wheels and tires, which went into start-up production in third quarter 2008.  These giant tires employ an innovative steel radial construction technology, new to the OTR tire industry, to enhance performance and durability.  Titan’s engineers are also working on a new 15-degree tire and wheel design for OTR and farm radial assemblies to improve tire and wheel life.

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

In December 2010, Titan announced that it had entered into agreements with the Goodyear Tire & Rubber Company to buy their European and Latin American farm tire businesses, including a licensing agreement that will allow Titan to manufacture and sell Goodyear-brand farm tires in Europe, Africa, Eastern Europe, Russia, Latin America and North America, for approximately $130 million U.S. dollars, subject to post-closing adjustments.

The Latin American portion of the transaction includes Goodyear’s Sao Paulo, Brazil manufacturing plant, property, equipment and inventories.  Subject to customary closing conditions and regulatory approvals, it is expected to close in the first half of 2011.

The European portion of the transaction is subject to the exercise of a put option by Goodyear following completion of a social plan related to the previously announced discontinuation of consumer tire production at its Amiens North, France manufacturing plant and required consultation with the local Works Council.  Upon completion of this action, as well as customary closing conditions and regulatory approvals, the transaction will include the Amiens North plant, property, equipment and inventories.

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

CONSUMER MARKET
Titan provides wheels and tires and assembles brakes, actuators and components for the domestic boat, recreational and utility trailer markets.  Titan also offers select products for ATVs, turf, and golf car applications.  Likewise, Titan produces a variety of tires for the consumer market.

MARKET SALES
	Year ended December 31,
(Amounts in thousands)	2010		2009		2008
		% of Total		% of Total		% of Total
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales
Agricultural	$675,178	76%	$563,528	77%	$729,895	70%
Earthmoving/construction	191,042	22%	144,589	20%	281,008	27%
Consumer	15,371	2%	19,482	3%	25,797	3%
	$881,591		$727,599		$1,036,700

MARKET CONDITIONS OUTLOOK
In 2010, Titan experienced higher sales when compared to the depressed sales levels in the second half of 2009.  During the second half of 2009, Titan implemented extended shutdowns in conjunction with many of the Company’s major customers, which resulted in a steep drop in sales.  The Company did not implement any extended shutdowns in the second half of 2010.  The Company continues to see signs that the market for Titan’s products experienced the bottom of a cycle in late 2009 and early 2010.  The Company is currently pursuing opportunities to increase sales of certain products related to the super giant tire project.  If the Company is unsuccessful with these sales efforts, Titan may record additional reserves for this product inventory, adversely affecting Titan’s financial results.

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

CAPITAL EXPENDITURES
Capital expenditures for 2010, 2009 and 2008 were $28.9 million, $39.5 million and $80.0 million, respectively.  Included in capital expenditures were amounts for the giant OTR project of approximately $23 million in 2009 and approximately $60 million in 2008.  The remaining capital expenditures in each year were used primarily for updating manufacturing equipment, expanding manufacturing capacity and for further automation at the Company’s facilities.  Capital expenditures for 2011 are forecasted to be approximately $15 million to $20 million.  These capital expenditures are anticipated to be used to enhance the Company’s existing facilities and manufacturing capabilities.

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

The Company pays a royalty relating to a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America.  Titan currently plans to continue using the Goodyear trademark until circumstances require a change.  The current term of the agreement with Goodyear is for the next two years.

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

RESEARCH, DEVELOPMENT AND ENGINEERING
The Company’s research, development and engineering staff tests original designs and technologies and develops new manufacturing methods to improve product performance.  These services enhance the Company’s relationships with its customers. Titan’s engineers have introduced designs for giant OTR tires.  These giant tires employ an innovative steel radial construction technology, new to the OTR tire industry, to enhance performance and durability.  Titan’s engineers are also working on a new 15-degree tire and wheel design for OTR and farm radial assemblies.  This revolutionary technology will simplify maintenance to minimize downtime, provide better air retention, simplify mounting and increase service life.  Research and development (R&D) expenses are expensed as incurred.  R&D costs were $6.3 million, $8.9 million and $3.5 million for the years of 2010, 2009 and 2008, respectively.

CUSTOMERS
Titan’s 10 largest customers accounted for approximately 58% of net sales for the year ended December 31, 2010, compared to approximately 54% for the year ended December 31, 2009.  Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction and consumer markets combined represented approximately 26% and 24% of the Company’s consolidated revenues for the years ended December 31, 2010 and 2009, respectively.  Net sales to CNH Global N.V. in Titan’s three markets represented approximately 15% and 13% of the Company’s consolidated revenues for the years ended December 31, 2010 and 2009, respectively.  No other customer accounted for more than 10% of the Company’s net sales in 2010 or 2009.  Management believes the Company is not totally dependent on any single customer; however, certain products are dependent on a few customers.  While the loss of any substantial customer could impact Titan’s business, the Company believes that its diverse product mix and customer base may minimize a longer-term impact caused by any such loss.

ORDER BACKLOG
As of January 31, 2011, Titan estimates $227 million in firm orders compared to $134 million at January 31, 2010, for the Company’s operations.  Orders are considered firm if the customer would be obligated to accept the product if manufactured and delivered pursuant to the terms of such orders.  The Company believes that the majority of the current order backlog will be filled during the present year.

INTERNATIONAL OPERATIONS
In accordance with Accounting Standards Codification (ASC) 320 Investments – Debt and Equity Securities, the Company records the Titan Europe Plc investment as an available-for-sale security and reports the investment at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of comprehensive income in stockholders’ equity.  Should the fair value decline below the cost basis, the Company would be required to determine if this decline is other than temporary.  If the decline in fair value were judged to be other than temporary, an impairment charge would be recorded.  The Company’s stock ownership interest in Titan Europe Plc was 22.9% at both December 31, 2010 and 2009.  The fair value of the Company’s investment in Titan Europe Plc was $22.7 million and $6.5 million at December 31, 2010 and 2009, respectively.  Titan Europe Plc is publicly traded on the AIM market in London, England.

EMPLOYEES
At December 31, 2010, the Company employed approximately 2,400 people in the United States.  Approximately 18% of the Company’s employees in the United States were covered by a collective bargaining agreement.  This 18% is comprised of employees at the Des Moines, Iowa facility, who in December 2010 ratified a collective bargaining agreement which expires in November 2012.  The labor agreements for the Company’s Bryan, Ohio and Freeport, Illinois, facilities expired on November 19, 2010, for the employees covered by their respective collective bargaining agreements, which account for approximately 29% of the Company’s employees in the United States.  As of December 31, 2010, the employees of these two facilities were working without a contract under the terms of the Company’s latest offer.

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

EXPORT SALES
The Company had total aggregate export sales of approximately $80.2 million, $82.7 million and $128.8 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

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

7.875% SENIOR SECURED NOTES DUE 2017
In October 2010, the Company closed on an offering of $200 million 7.875% senior secured notes due 2017.  Titan used a portion of the net proceeds from the offering to finance the repurchase of $138.9 million of its 8% senior unsecured notes due January 2012 and to pay all consent payments, accrued interest and costs and expenses associated therewith.  The Company intends to use the remaining net proceeds from this offering of approximately $44 million for general corporate purposes, which may include potential future acquisitions.

8% SENIOR UNSECURED NOTES DUE JANUARY 2012 REPURCHASE
In June 2010, the Company closed on a tender transaction to purchase $47.4 million of its outstanding 8% senior unsecured notes due January 2012 (senior unsecured notes).  In October 2010, the Company closed on another tender transaction to purchase $138.9 million of its outstanding senior unsecured notes.  In connection with these tender offers and an additional note repurchase of $6.5 million in July 2010, the Company recorded expenses of $14.6 million.  These expenses were related to: (i) early tender premium of $13.0 million, (ii) unamortized deferred financing fees of $1.2 million and (iii) other fees of $0.4 million.

GOODYEAR EUROPEAN AND LATIN AMERICAN FARM TIRE BUSINESS
In December 2010, Titan announced that it had entered into agreements with the Goodyear Tire & Rubber Company to buy their European and Latin American farm tire businesses, including a licensing agreement that will allow Titan to manufacture and sell Goodyear-brand farm tires in Europe, Africa, Eastern Europe, Russia, Latin America and North America, for approximately $130 million U.S. dollars, subject to post-closing adjustments.

The Latin American portion of the transaction includes Goodyear’s Sao Paulo, Brazil manufacturing plant, property, equipment and inventories.  Subject to customary closing conditions and regulatory approvals, it is expected to close in the first half of 2011.

The European portion of the transaction is subject to the exercise of a put option by Goodyear following completion of a social plan related to the previously announced discontinuation of consumer tire production at its Amiens North, France manufacturing plant and required consultation with the local Works Council.  Upon completion of this action, as well as customary closing conditions and regulatory approvals, the transaction will include the Amiens North plant, property, equipment and inventories.

NEW YORK STOCK EXCHANGE CERTIFICATION
The Company submitted to the New York Stock Exchange during fiscal 2010 the Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

The agricultural equipment industry is affected by crop prices, farm income and farmland values, weather, export markets and government policies. The earthmoving/construction industry is affected by the levels of government and private construction spending and replacement demand. The consumer products industry is affected by consumer disposable income, weather, competitive pricing, energy prices and consumer attitudes. In addition, the performance of these industries is sensitive to interest rate and foreign exchange rate changes and varies with the overall level of economic activity.

•	The Company’s customer base is relatively concentrated.
The Company’s ten largest customers, which are primarily original equipment manufacturers (OEMs), accounted for approximately 58% of Titan’s net sales for 2010.  Net sales to Deere & Company and CNH Global N.V.  represented 26% and 15% , respectively, of total 2010 net sales.  No other customer accounted for more than 10% of net sales in 2010.  As a result, Titan’s business could be adversely affected if one of its larger customers reduces its purchases from Titan due to work stoppages or slow-downs, financial difficulties, as a result of termination provisions, competitive pricing or other reasons.  There is also continuing pressure from the OEMs to reduce costs, including the cost of products and services purchased from outside suppliers such as Titan.  The Company has had long-term relationships with major customers and expects to continue these relationships.  There can be no assurance that Titan will be able to maintain such ongoing relationships.  Any failure to maintain the Company’s relationship with a leading customer could have an adverse effect on results of operations.

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
Domestic and foreign political developments and government regulations and policies directly affect the agricultural, earthmoving/construction and consumer products industries in the United States and abroad. Regulations and policies in the agricultural industry include those encouraging farm acreage reduction in the United States and granting ethanol subsidies. Regulations and policies relating to the earthmoving/construction industry include the construction of roads, bridges and other items of infrastructure. The modification of existing laws, regulations or policies or the adoption of new laws, regulations or policies could have an adverse effect on any one or more of these industries and therefore on Titan’s business.

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
At December 31, 2010, approximately 18% of Titan employees in the United States were covered by a collective bargaining agreement.  This 18% is comprised of employees at the Des Moines, Iowa facility, who in December 2010 ratified a collective bargaining agreement which expires in November 2012.  Upon the expiration of any of the collective bargaining agreements, however, Titan may be unable to negotiate new collective bargaining agreements on terms that are cost effective to the Company.  The business operations may be affected as a result of labor disputes or difficulties and delays in the process of renegotiating collective bargaining agreements.

The labor agreements for the Company’s Bryan, Ohio and Freeport, Illinois, facilities expired on November 19, 2010, for the employees covered by their respective collective bargaining agreements, which account for approximately 29% of Titan employees in the United States.  As of December 31, 2010, the employees of these two facilities were working without a contract under the terms of the Company’s latest offer.  The respective unions have retained their rights to challenge the Company’s actions.

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
Any future acquisitions will depend on the ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance those acquisitions.  Titan will also face competition for suitable acquisition candidates that may increase costs.  In addition, acquisitions require significant managerial attention, which may be diverted from current operations.  Furthermore, acquisitions of businesses or facilities entail a number of additional risks, including:

-   problems with effective integration of operations

-   the inability to maintain key pre-acquisition customer, supplier and employee relationships

-   the potential that expected benefits or synergies are not realized and operating costs increase

-   exposure to unanticipated liabilities

In December 2010, Titan announced that it had entered into agreements with the Goodyear Tire & Rubber Company to buy their European and Latin American farm tire businesses, including a licensing agreement that will allow Titan to manufacture and sell Goodyear-brand farm tires in Europe, Africa, Eastern Europe, Russia, Latin America and North America, for approximately $130 million U.S. dollars, subject to post-closing adjustments.

The Latin American portion of the transaction includes Goodyear’s Sao Paulo, Brazil manufacturing plant, property, equipment and inventories.  Subject to customary closing conditions and regulatory approvals, it is expected to close in the first half of 2011.

The European portion of the transaction is subject to the exercise of a put option by Goodyear following completion of a social plan related to the previously announced discontinuation of consumer tire production at its Amiens North, France manufacturing plant and required consultation with the local Works Council.  Upon completion of this action, as well as customary closing conditions and regulatory approvals, the transaction will include the Amiens North plant, property, equipment and inventories.

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
The Company had total aggregate export sales of approximately $80.2 million, $82.7 million and $128.8 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

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
The Company reported net loss of $(24.6) million for the year ended December 31, 2009.  As a result of the 2009 net loss, the Company has a net operating loss carryforward for income tax purposes.  If Titan would continue to incur net losses, the Company may not be able to realize the full tax benefit of these net operating losses.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol TWI.  On February 15, 2011, there were approximately 500 holders of record of Titan common stock and an estimated 8,800 beneficial stockholders.  The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE, as well as information concerning per share dividends declared for the periods indicated.

2010	High	Low	Dividends Declared
First quarter	$9.84	$7.15	$0.005
Second quarter	13.10	8.81	0.005
Third quarter	14.27	9.37	0.005
Fourth quarter	19.86	12.85	0.005

2009
First quarter	$11.44	$3.05	$0.005
Second quarter	10.45	4.82	0.005
Third quarter	9.87	5.79	0.005
Fourth quarter	10.35	7.55	0.005

PERFORMANCE COMPARISON GRAPH

The performance graph compares cumulative total return for the Company’s common stockholders over the past five years against the cumulative total return of the Standard & Poor’s 600 Construction and Farm Machinery and Heavy Trucks Index, and against the Standard & Poor’s 500 Stock Index.  The graph depicts the value on December 31, 2010, of a $100 investment made on December 31, 2005, in Company common stock and each of the other two indices, with all dividends reinvested.  Titan’s common stock is traded on the NYSE under the symbol TWI.

	Fiscal Year Ended December 31,
	2005	2006	2007	2008	2009	2010
Titan International, Inc.	$100.00	$116.94	$181.54	$59.96	$59.11	$142.65
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
S&P 600 Construction. & Farm Machinery & Heavy Trucks Index	100.00	134.85	169.95	107.07	116.09	167.36

ITEM 6 – SELECTED FINANCIAL DATA

The selected financial data presented below, as of and for the years ended December 31, 2010, 2009, 2008, 2007, and 2006, are derived from the Company’s consolidated financial statements, as audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and should be read in conjunction with the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and notes thereto.

(All amounts in thousands, except per share data)
	Year Ended December 31,
	2010	2009	2008	2007	2006
Net sales	$881,591	$727,599	$1,036,700	$837,021	$679,454
Gross profit	113,929	55,965	139,714	84,131	72,778
Noncash goodwill impairment charge	0	11,702	0	0	0
Income (loss) from operations	40,784	(18,894)	73,321	24,838	22,011
Noncash Titan Europe Plc charge	0	0	(37,698)	0	0
Noncash debt conversion charge	0	0	0	(13,376)	0
Income (loss) before income taxes	649	(32,002)	23,010	(3,884)	8,574
Net income (loss)	358	(24,645)	13,337	(7,247)	5,144
Net income (loss) per share – basic *	.01	(.71)	.39	(.23)	.21
Net income (loss) per share – diluted *	.01	(.71)	.38	(.23)	.21
Dividends declared per common share *	.020	.020	.018	.016	.016
* Adjusted to reflect the five-for-four stock split that took place in 2008.

(All amounts in thousands)	As of December 31,
	2010	2009	2008	2007	2006
Working capital	$395,587	$375,144	$232,564	$239,985	$247,009
Current assets	487,940	445,216	369,199	327,765	309,933
Total assets	787,470	736,463	654,782	590,495	585,126
Long-term debt (a)	373,564	366,300	200,000	200,000	291,266
Stockholders’ equity	278,315	261,953	279,188	272,522	187,177
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

Actual results could differ materially from these forward-looking statements as a result of certain factors, including:

•	The effect of a recession on the Company and its customers and suppliers

•	Changes in the Company’s end-user markets as a result of world economic or regulatory influences

•	Changes in the marketplace, including new products and pricing changes by the Company’s competitors

•	Ability to maintain satisfactory labor relations, which may be affected by the closing of some facilities

•	Unfavorable outcomes of legal proceedings

•	Availability and price of raw materials

•	Levels of operating efficiencies

•	Unfavorable product liability and warranty claims

•	Actions of domestic and foreign governments

•	Results of investments

•	Fluctuations in currency translations

•	Ability to secure financing at reasonable terms

•	Laws and regulations related to climate change

•	Risks associated with environmental laws and regulations

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

The following table provides highlights for the year ended December 31, 2010, compared to 2009 (amounts in thousands):
	2010	2009
Net sales	$881,591	$727,599
Income (loss) from operations	40,784	(18,894)
Net income (loss)	358	(24,645)

The Company recorded sales of $881.6 million for 2010, which were approximately 21% higher than the 2009 sales of $727.6 million.  The higher sales levels resulted from increased demand in the Company’s agricultural segment, up approximately 20%; and earthmoving/construction segment, up approximately 32%.  Sales in the second half of 2009 were affected by reduced demand for the Company’s products, as many of the Company’s major customers implemented extended shutdowns during the period as a consequence of the recession.  Titan in turn implemented extended shutdowns at its production facilities in response to lower demand during this time period.  Extended shutdowns were not required during the second half of 2010 as Titan’s customers were aided by the stabilization of the overall economy and increased demand for their products.

The Company’s income from operations was $40.8 million for 2010 compared to loss from operations of $(18.9) million for 2009.  Titan’s net income was $0.4 million for 2010 compared to net loss of $(24.6) million in 2009.  Diluted income per share was $.01 in 2010, compared to diluted loss per share of $(.71) in 2009.  The operating gains were primarily the result of the significant increase in second half 2010 results as compared to the extended shutdowns that influenced the second half 2009 results.

SUBSEQUENT EVENTS

Exchange Agreement for 5.625% Convertible Senior Subordinated Notes due 2017
In January 2011, Titan was approached by a note holder of the Company’s 5.625% convertible senior subordinated notes due 2017 (convertible notes), with an offer to exchange the note holder’s convertible notes for the Company’s common stock.  The two parties privately negotiated an agreement to exchange approximately $59.6 million in aggregate principal amount of the Convertible Notes for approximately 6.6 million shares of the Company’s common stock, plus a payment for the accrued and unpaid interest.  The exchange was closed on January 19, 2011.  The convertible notes exchanged represented approximately 35% of the total outstanding convertible notes.  In the first quarter of 2011, the Company will recognize a noncash charge of approximately $16 million in connection with this exchange in accordance with ASC 470-20 Debt – Debt with Conversion and Other Options.

Cash Deposit for 8% Senior Unsecured Notes due 2012
In February 2011, Titan satisfied and discharged the indenture relating to the 8% senior unsecured notes due January 2012 by depositing with the trustee $1.1 million cash representing the outstanding principal of such notes and the interest payments due on July 15, 2011, and at maturity on January 15, 2012.  Titan irrevocably instructed the trustee to apply the deposited money toward the interest and principal of the notes.

RESULTS OF OPERATIONS
The following table sets forth the Company’s statement of operations expressed as a percentage of net sales for the periods indicated.  This table and subsequent discussions should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.
	As a Percentage of Net Sales
	Year ended December 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	87.1	92.3	86.5
Gross profit	12.9	7.7	13.5

Selling, general and administrative expenses	6.5	6.4	5.2
Research and development	0.7	1.2	0.3
Royalty expense	1.1	1.1	0.9
Noncash goodwill impairment charge	0.0	1.6	0.0
Income (loss) from operations	4.6	(2.6)	7.1

Interest expense	(3.0)	(2.2)	(1.5)
Gain (loss) on note repurchase	(1.6)	0.2	0.0
Noncash Titan Europe Plc charge	0.0	0.0	(3.6)
Other income, net	0.1	0.2	0.2
Income (loss) before income taxes	0.1	(4.4)	2.2
Income tax provision (benefit)	0.0	(1.0)	0.9
Net income (loss)	0.1%	(3.4)%	1.3%

In addition, the following table sets forth components of the Company’s net sales classified by segment for the years ended December 31, (amounts in thousands):
	2010	2009	2008
Agricultural	$675,178	$563,528	$729,895
Earthmoving/Construction	191,042	144,589	281,008
Consumer	15,371	19,482	25,797
Total	$881,591	$727,599	$1,036,700

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

Inventories
Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method in 2010 for approximately 64% of inventories and the last-in, first-out (LIFO) method for approximately 36% of inventories.  The major rubber material inventory and related work-in-process and their finished goods are accounted for under the FIFO method.  The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method.  Market value is estimated based on current selling prices.  Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price based on historical experience.  Should experience change, adjustments to the estimated provisions would be necessary.

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

As a result of the 2009 net loss, the Company has a net operating loss carryforward for income tax purposes.  If Titan would continue to incur net losses, the Company may not be able to realize the full tax benefit of these net operating losses.

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  Titan expects to contribute approximately $3 million to these frozen defined pension plans in 2011.  For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 20 to the Company’s financial statements.

The effect of hypothetical changes to selected assumptions on the Company’s frozen pension benefit obligations would be as follows (amounts in thousands):
		December 31, 2010		2011
		Increase	Increase	Increase
	Percentage	(Decrease)	(Decrease)	(Decrease)
Assumptions	Change	PBO (a)	Equity	Expense
Pension
Discount rate	+/-.5	$(4,747)/$5,170	$4,747/$(5,170)	$(481)/$156
Expected return on assets	+/-.5			$(351)/$351

(a)	Projected benefit obligation (PBO) for pension plans.

FISCAL YEAR ENDED DECEMBER 31, 2010, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2009

RESULTS OF OPERATIONS

Highlights for the year ended December 31, 2010, compared to 2009 (amounts in thousands):
	2010	2009	% Increase
Net sales	$881,591	$727,599	21%
Cost of sales	767,662	671,634	14%
Gross profit	113,929	55,965	104%
Gross profit percentage	12.9%	7.7%

Net Sales
Net sales for the year ended December 31, 2010, were $881.6 million compared to $727.6 million for the year ended December 31, 2009.  The higher sales were primarily the result of a substantial increase in demand in the Company’s agricultural segment, up approximately 20%; and earthmoving/construction segment, up approximately 32%.  Second half sales in 2009 were affected by reduced demand for the Company’s products, as many of the Company’s major customers implemented extended shutdowns during the period as a consequence of the recession.  Titan in turn implemented extended shutdowns at its production facilities to manage lower demand during this time period.  Extended shutdowns were not required during the second half of 2010 as Titan’s customers were aided by the stabilization of the overall economy and an increase in demand for their products.

Cost of Sales and Gross Profit
Cost of sales was $767.7 million for the year ended December 31, 2010, as compared to $671.6 million in 2009.  The cost of sales increased 14% as a result of higher sales levels of 21%.

Gross profit for the year 2010 was $113.9 million, or 12.9% of net sales, compared to $56.0 million, or 7.7% of net sales for 2009.  The gross profit margin for 2010 was higher than 2009 primarily due to the negative margins in the second half of 2009 resulting from extended production facility shutdowns and improved plant utilization resulting from the higher sales levels.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):
	2010	2009	% Increase
Selling, general and administrative	$57,565	$46,734	23%
Percentage of net sales	6.5%	6.4%

Selling, general and administrative (SG&A) expenses were $57.6 million, or 6.5% of net sales, for the year ended December 31, 2010, as compared to $46.7 million, or 6.4% of net sales, for 2009.  The higher SG&A expenses for 2010 were primarily the result of an increase in CEO and management incentive compensation, higher selling and marketing expenses related to sales levels, and higher legal and professional fees.  Expenses recorded for CEO and management incentive compensation were approximately $6 million higher in 2010, when compared to 2009.  Selling and marketing expenses for 2010 were approximately $2 million higher than 2009 primarily due to the higher sales levels.  Legal and professional fees for 2010 were approximately $2 million higher than 2009 due primarily to fees associated with potential acquisitions.

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):
	2010	2009	% Decrease
Research and development	$6,317	$8,850	(29)%
Percentage of net sales	0.7%	1.2%

Research and development (R&D) expenses were $6.3 million, or 0.7% of net sales, for the year ended December 31, 2010, as compared to $8.9 million, or 1.2% of net sales, for 2009.  The Company R&D costs related to the Giant OTR products were less in 2010 than 2009.

Royalty Expense
Royalty expense was as follows (amounts in thousands):
	2010	2009	% Increase
Royalty expense	$9,263	$7,573	22%

The Company has a trademark license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses were $9.3 million for the year ended December 31, 2010, as compared to $7.6 million in 2009.  As sales subject to the license agreement increased in 2010, the Company’s royalty expense increased accordingly.

Noncash Goodwill Impairment Charge
Noncash goodwill impairment charge was as follows (amounts in thousands):
	2010	2009	% Decrease
Noncash goodwill charge	$0	$11,702	(100)%

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

Income (loss) from Operations
Income (loss) from operations was as follows (amounts in thousands):
	2010	2009	% Increase
Income (loss) from operations	$40,784	$(18,894)	n/a
Percentage of net sales	4.6%	(2.6)%

Income from operations for the year ended December 31, 2010, was $40.8 million, or 4.6% of net sales, compared to loss from operations of $(18.9) million, or (2.6)% of net sales, in 2009.  This increase was the net result of the items previously discussed above.

Interest Expense
Interest expense was as follows (amounts in thousands):
	2010	2009	% Increase
Interest expense	$26,667	$16,246	64%

Interest expense for the year 2010 was $26.7 million compared to $16.2 million in 2009.  The Company’s interest expense for 2010 increased from the previous year primarily as a result of additional interest expense of approximately $10 million related to the 5.625% convertible senior subordinated notes that were issued in December 2009.

Gain (Loss) on Note Repurchase
Gain (loss) on note repurchase was as follows (amounts in thousands):
	2010	2009	% Decrease
Gain (loss) on note repurchase	$(14,573)	$1,398	n/a

In June 2010, the Company closed on a tender transaction to purchase $47.4 million of its 8% outstanding senior unsecured notes due January 2012 (senior unsecured notes).  In October 2010, the Company closed on another tender transaction to purchase $138.9 million of its outstanding senior unsecured notes.  In connection with these tender offers and an additional note repurchase of $6.5 million in July 2010, the Company recorded expenses of $14.6 million.  These expenses were related to: (i) early tender premium of $13.0 million, (ii) unamortized deferred financing fees of $1.2 million and (iii) other fees of $0.4 million.  For 2009, the Company recorded a gain on a note repurchase of $1.4 million resulting from the Company’s repurchase of $6.2 million of principal value of senior unsecured notes for approximately $4.8 million in the first quarter of 2009.

Other Income
Other income was as follows (amounts in thousands):
	2010	2009	% Decrease
Other income	$1,105	$1,740	(36)%

Other income was $1.1 million for the year ended December 31, 2010, as compared to $1.7 million in 2009.  The major items included in 2010 were:  (i) investment gain on contractual obligations of $0.8 million; (ii) interest income of $0.4 million; and (iii) other expense of $(0.1) million.

The major items included in 2009 were:  (i) investment gain on contractual obligations of $1.3 million; (ii) interest income of $0.2 million; and (iii) other income of $0.2 million.

Income Tax Provision (Benefit)
Income tax provision (benefit) was as follows (amounts in thousands):
	2010	2009	% Increase
Income tax provision (benefit)	$291	$(7,357)	n/a

The Company recorded income tax expense of $0.3 million in 2010 and income tax benefit of $(7.4) million in 2009.   The Company’s effective tax rate was 45% in 2010 and 23% in 2009.  The Company’s 2010 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to the pre-tax income primarily as the result of state taxes.  The state taxes and other differences for 2010 are disproportionately large as a result of the relative size of these differences as compared to the pre-tax income amount.  The Company’s 2009 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $11.7 million noncash goodwill impairment charge.  This noncash goodwill charge is not deductible for income tax purposes.

Net Income (Loss)
Net income (loss) was as follows (amounts in thousands):
	2010	2009	% Increase
Net income (loss)	$358	$(24,645)	n/a

Net income for the year ended December 31, 2010, was $0.4 million, compared to net loss of $(24.6) million in 2009.  Basic and diluted earnings per share was $.01 for the year ended December 31, 2010, as compared to loss per share of $(.71) in 2009.   The Company’s net income and earnings per share were higher due to the items previously discussed.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):
	2010	2009	% Increase
Net sales	$675,178	$563,528	20%
Gross profit	108,102	51,955	108%
Income from operations	91,953	26,980	241%

Net sales in the agricultural market were $675.2 million for the year ended December 31, 2010, as compared to $563.5 million in 2009.  Agricultural segment sales for the first quarter of 2010 sales were lower by $36.2 million when compared to the first quarter of 2009.  However, sales for the remainder of the year increased; more than offsetting the first quarter reduction.

Gross profit in the agricultural market was $108.1 million for the year 2010, as compared to $52.0 million in 2009.  Income from operations in the agricultural market was $92.0 million for the year 2010, as compared to $27.0 million in 2009.  The gross profit margin for 2010 was higher than 2009 primarily due to the negative margins in the second half of 2009 resulting from extended production facility shutdowns and improved plant utilization resulting from higher sales levels.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):
	2010	2009	% Increase (Decrease)
Net sales	$191,042	$144,589	32%
Gross profit	6,439	3,595	79%
Loss from operations	(1,457)	(7,999)	(82)%

The Company’s earthmoving/construction market net sales were $191.0 million for the year ended December 31, 2010, as compared to $144.6 million in 2009.  The sales in the earthmoving/construction segment have improved, yet remain at low levels, down over 30 percent when compared to 2008 or 2007.  A primary reason for the low sales levels in this segment was the continued weakness in the construction areas related to the commercial, residential and infrastructure industries.

Gross profit in the earthmoving/construction market was $6.4 million for the year 2010, as compared to $3.6 million in 2009.  The Company’s earthmoving/construction market loss from operations was $(1.5) million for the year 2010, as compared to $(8.0) million in 2009.  The higher gross profit in 2010 when compared to 2009 was primarily the result of substantially higher plant utilization rates that was partially offset by product inventory reserves of approximately $5 million for certain large earthmoving/construction tires.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):
	2010	2009	% Increase (Decrease)
Net sales	$15,371	$19,482	(21)%
Gross profit	2,867	1,604	79%
Income (loss) from operations	2,542	(206)	n/a

Consumer market net sales were $15.4 million for the year ended December 31, 2010, as compared to $19.5 million in 2009.  The continued reduction in consumer market sales was primarily attributed to the sustained contraction in consumer discretionary spending.

Gross profit from the consumer market was $2.9 million in 2010 as compared to $1.6 million in 2009.  Consumer market income from operations was $2.5 million for the year 2010, as compared to loss from operations of $(0.2) million in 2009.  The gross profit and income from operations in 2009 were negatively affected by the second half extended production facility shutdowns.

Segment Summary
(Amounts in thousands)
2010	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$675,178	$191,042	$15,371	$0	$881,591
Gross profit (loss)	108,102	6,439	2,867	(3,479)	113,929
Income (loss) from operations	91,953	(1,457)	2,542	(52,254)	40,784

2009
Net sales	$563,528	$144,589	$19,482	$0	$727,599
Gross profit (loss)	51,955	3,595	1,604	(1,189)	55,965
Income (loss) from operations	26,980	(7,999)	(206)	(37,669)	(18,894)

Corporate Expenses
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $52.3 million for the year ended December 31, 2010, as compared to $37.7 million in 2009.

Corporate expenses for the year ended December 31, 2010, were composed of selling and marketing expenses of approximately $20 million and administrative expenses of approximately $32 million.

Corporate expenses for the year ended December 31, 2009, were composed of selling and marketing expenses of approximately $18 million and administrative expenses of approximately $20 million.

Selling & marketing expenses were approximately $2 million higher in 2010 as the result of higher sales levels.  Corporate administrative expenses were approximately $12 million higher in 2010, when compared to 2009.  Corporate administrative expenses were higher primarily as the result of (i) CEO and management incentive compensation which was approximately $6 million higher, (ii) legal and professional fees which were approximately $2 million higher due primarily to fees associated with potential acquisitions, and (iii) approximately $2 million additional group insurance expense.

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

Gain (Loss) on Note Repurchase
Gain (loss) on note repurchase was as follows (amounts in thousands):
	2009	2008	% Increase
Gain (loss) on note repurchase	$1,398	$0	n/a

For the year ended December 31, 2009, the Company recorded a gain on a note repurchase of $1.4 million resulting from the Company’s repurchase of $6.2 million of principal value of senior unsecured notes for approximately $4.8 million in the first quarter of 2009.

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

Other Income
Other income was as follows (amounts in thousands):
	2009	2008	% Decrease
Other income	$1,740	$2,509	(31)%

Other income was $1.7 million for the year ended December 31, 2009, as compared to $2.5 million in 2008.  The major items included in 2009 were:  (i) investment gain on contractual obligations of $1.3 million; (ii) interest income of $0.2 million; and (iii) other income of $0.2 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of December 31, 2010, the Company had $239.5 million of cash within various bank accounts.  The cash balance increased by $10.3 million from December 31, 2009, due to the following items.

(amounts in thousands)	Year ended December 31,
	2010	2009	Change
Cash	$239,500	$229,182	$10,318

Operating Cash Flows
Summary of cash flows from operating activities:
(Amounts in thousands)	Year ended December 31,
	2010	2009	Change
Net income (loss)	$358	$(24,645)	$25,003
Depreciation and amortization	37,567	34,296	3,271
Deferred income tax provision	1,476	(2,950)	4,426
(Gain) loss on note repurchase	14,573	(1,398)	15,971
Noncash goodwill impairment charge	0	11,702	(11,702)
Accounts receivable	(21,491)	59,018	(80,509)
Inventories	(17,846)	37,170	(55,016)
Accounts payable	11,035	(41,301)	52,336
Other current liabilities	11,426	(462)	11,888
Other operating activities	13,613	883	12,730
Cash provided by operating activities	$50,711	$72,313	$(21,602)

For the year ended December 31, 2010, operating activities provided cash of $50.7 million which included net income of $0.4 million, an increase in accounts payable of $11.0 million, an increase in other current liabilities of $11.4 million and cash flows from other operating activities of $13.6 million.  Net income included noncash charges of $37.6 million for depreciation and amortization and a $14.6 million loss on note repurchase.  Positive cash flows were offset by increases in accounts receivable and inventory of $21.5 million and $17.8 million, respectively.

In comparison, for the year ended December 31, 2009, operating activities provided cash of $72.3 million.  This cash was primarily provided by decreases in accounts receivable of $59.0 million and inventories of $37.2 million.  Positive cash flows were offset by net loss of $(24.6) million and decreases in accounts payable of $41.3 million.  Included as a reduction to net income were noncash charges of $34.3 million for depreciation and amortization and $11.7 million for the noncash goodwill impairment charge.

Operating cash flows decreased $21.6 million from the year ended December 31, 2009, to December 31, 2010.  Net income for 2010 increased $25.0 million from the loss in 2009.  When comparing 2010 to 2009, cash flows from accounts receivable and inventories decreased $80.5 million and $55.0 million, respectively.  These decreases were offset by increases in cash flow from accounts payable of $52.3 million.  The increases in accounts receivable and accounts payable is the result of significantly higher fourth quarter sales, which increased approximately 59% when comparing the fourth quarter of 2010 to the fourth quarter of 2009.  The inventory increase in 2010 was due to rebuilding inventory balances from the substantially reduced year-end 2009 inventory levels.

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

Investing Cash Flows
Summary of cash flows from investing activities:
(Amounts in thousands)	Year ended December 31,
	2010	2009	Change
Capital expenditures	$(28,854)	$(39,537)	$10,683
Acquisition of shares of Titan Europe Plc	0	(2,399)	2,399
Other investing activities	106	1,042	(936)
Cash used for investing activities	$(28,748)	$(40,894)	$12,146

Net cash used for investing activities was $28.7 million in 2010, as compared to $40.9 million in 2009 and $79.8 million in 2008.  The Company invested a total of $28.9 million in capital expenditures in 2010, compared to $39.5 million in 2009 and $80.0 million in 2008.  In 2010, approximately $7 million of the capital expenditures related to the purchase of Denman Tire molds and equipment.  Capital expenditures include Giant OTR Project expenditures of approximately $23 million in 2009 and approximately $60 million in 2008.  The remaining capital expenditures of approximately $22 million in 2010, approximately $16 million in 2009, and approximately $20 million in 2008, represent various equipment purchases and improvements to enhance production capabilities of Titan’s existing business.

Cash used for investing decreased $12.1 million from the year ended December 31, 2009, to December 31, 2010.  This reduction in cash use was primarily the result of less cash being used for capital expenditures related to the Giant OTR project.

Financing Cash Flows
Summary of cash flows from financing activities:
(Amounts in thousands)	Year ended December 31,
	2010	2009	Change
Proceeds from borrowings	$200,000	$172,500	$27,500
Repurchase of senior notes	(206,166)	(4,726)	(201,440)
Payments on credit facility	0	(25,000)	25,000
Proceeds from exercise of stock options	285	1,142	(857)
Payment of financing fees	(5,057)	(7,107)	2,050
Other financing activities	(707)	(704)	(3)
Cash provided by (used for) financing activities	$(11,645)	$136,105	$(147,750)

Net cash used for financing activities was $11.6 million in 2010.  $206.2 million was used to repurchase senior notes and $5.1 million was used for payment of financing fees.  This was offset by proceeds from the issuance of $200.0 million of 7.875 % senior secured notes due 2017.

Net cash provided by financing activities was $136.1 million in 2009.  This cash was provided primarily by 5.625% convertible senior subordinated notes proceeds of $172.5 million.  This was offset by payments on the Company’s credit facility of $25 million, payment of financing fees of $7.1 million and repurchase of senior notes of $4.7 million.

Net cash provided by financing activities was $32.0 million in 2008.  This cash was provided primarily by revolving credit facility proceeds of $25.0 million.  The exercise of stock options provided $3.5 million and excess tax benefit from stock options exercised provided $4.1 million.

Financing cash flows decreased by $147.8 million when comparing 2010 to 2009.  Also, financing cash flows increased $104.1 million when comparing 2009 to 2008.  The large changes from year to year are primarily the result of changes in debt activity.

Debt Covenants
The Company’s revolving credit facility (credit facility) contains various covenants and restrictions.  The financial covenants in this agreement require that:

•	Collateral coverage be equal to or greater than 1.2 times the outstanding credit facility balance.

•	If the 30-day average of the outstanding credit facility balance exceeds $70 million, the fixed charge coverage ratio be equal to or greater than a 1.1 to 1.0 ratio.

Restrictions include:

•	Limits on payments of dividends and repurchases of the Company’s stock.

•	Restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company.

•	Limitations on investments, dispositions of assets and guarantees of indebtedness.

•	Other customary affirmative and negative covenants.

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

The Company was in compliance with these covenants and restrictions as of December 31, 2010.  The collateral coverage ratio was not applicable as there were no outstanding borrowings under the revolving credit facility at December 31, 2010.  The fixed charge coverage ratio did not apply for the quarter ended December 31, 2010.

Other Issues
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.  Historically, Titan tends to experience higher sales in the first and second quarters.  However, in 2010, Titan experienced higher sales in the third and fourth quarters due to improved demand in the agricultural and earthmoving/construction segments.

LIQUIDITY OUTLOOK
At December 31, 2010, the Company had $239.5 million of cash and cash equivalents and no outstanding borrowings on the Company’s $100 million credit facility.  Titan expects to contribute approximately $3 million to its frozen defined benefit pension plans during 2011.

In January 2011, Titan was approached by a note holder of the Company’s 5.625% Convertible Senior Subordinated Notes due 2017 (the “Convertible Notes”), with an offer to exchange the note holder’s Convertible Notes for the Company’s common stock.  The two parties privately negotiated an agreement to exchange (the “Exchange Agreement”) approximately $59.6 million in aggregate principal amount of the Convertible Notes for up to approximately 6.6 million shares of the Company’s common stock, plus a payment for the accrued and unpaid interest.  The exchange was closed on January 19, 2011.  The Convertible Notes exchanged represented approximately 35% of the outstanding Convertible Notes.  In the first quarter of 2011, the Company will recognize a noncash charge of approximately $16 million in connection with this exchange in accordance with ASC 470-20 Debt – Debt with Conversion and Other Options.

Capital expenditures for 2011 are forecasted to be approximately $15 million to $20 million.  Cash payments for interest are currently forecasted to be approximately $22 million in 2011 based on year-end 2010 debt balances adjusted for the January 2011 convertible debt exchange.

In December 2010, Titan announced that it had entered into agreements with the Goodyear Tire & Rubber Company to buy their European and Latin American farm tire businesses, including a licensing agreement that will allow Titan to manufacture and sell Goodyear-brand farm tires in Europe, Africa, Eastern Europe, Russia, Latin America and North America.  The Latin American portion of the transaction is expected to close in the first half of 2011 for approximately $100 million of cash consideration.  The European portion of the transaction is subject to the exercise of a put option by Goodyear following completion of a social plan and is anticipated to close no earlier than the end of 2011 for an amount of approximately $30 million of cash consideration.

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

INFLATION
The Company is subject to the effect of price fluctuations.  During 2010, 2009 and 2008, the Company realized price increases for certain purchases of steel and rubber used in the manufacture of its products.  While the cost outlook for commodities used in the Company’s production is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments.  However, these price adjustments usually lag the inflationary pressures.

CONTRACTUAL OBLIGATIONS
The Company’s contractual obligations at December 31, 2010, consisted of the following (amounts in thousands):
	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
7.875% senior secured notes due 2017	$200,000	$0	$0	$0	$200,000
5.625% senior subordinated convertible notes due 2017 (a)	112,881	0	0	0	112,881
8% senior unsecured notes due 2012	1,064	0	1,064	0	0
Interest expense (b)	132,734	22,232	44,203	44,199	22,100
Operating leases	449	370	78	1	0
Purchase obligations	4,829	2,180	2,649	0	0
Other long-term liabilities (c)	25,700	3,000	7,700	6,700	8,300
Royalty payment (d)	18,600	9,300	9,300	0	0
Total	$496,257	$37,082	$64,994	$50,900	$343,281

(a)	The December 31, 2010, convertible note balance has been adjusted for the January 19, 2011, exchange agreement in which a note holder exchanged convertible notes for stock.

(b)
Interest expense is estimated based on the Company’s year-end 2010 debt balances, maturities and interest rates.  The estimates have been decreased for the known decrease in the convertible notes balance on January 19, 2011.  The estimates assume no credit facility borrowings.  The Company’s actual debt balances and interest rates may fluctuate in the future.  Therefore, actual interest payments may vary from those payments detailed in the above table.

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

(d)
The Company pays a royalty relating to a license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America.  Titan currently plans to continue using the Goodyear trademark until circumstances require a change.  Titan’s royalty payment to Goodyear for the next two years, the current term of the agreement, using the annual 2010 royalty payment of approximately $9.3 million as an estimate would total approximately $18.6 million.  The actual royalty amount paid to Goodyear in the future will vary based on the sales of certain off-highway tires in North America and the continuation of the license agreement.

OFF-BALANCE SHEET ARRANGEMENTS
The Company has no material off-balance sheet arrangements.

MARKET RISK SENSITIVE INSTRUMENTS

Exchange Rate Sensitivity
The Company is exposed to fluctuations in the British pound and Euro world currencies.  Titan does not hedge foreign currency transaction or translation exposures.  The Company’s net investment in foreign entities translated into U.S. dollars was $22.7 million at December 31, 2010, and $6.5 million at December 31, 2009.  The hypothetical potential loss in value of the Company’s net investment in foreign entities resulting from a 10% adverse change in foreign currency exchange rates at December 31, 2010, would amount to approximately $2.3 million.

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

Interest Rate Sensitivity
•
Revolving credit facility  The Company has a $100 million credit facility that has a variable interest rate.  If the credit facility were fully drawn, a change in the interest rate of 100 basis points, or 1%, would change the Company’s interest expense by approximately $1.0 million.  At December 31, 2010, there were no borrowings under the credit facility.

•
8% senior unsecured notes due 2012  At December 31, 2010, the fair value of the 8% senior unsecured notes due January 2012, based on market prices obtained through independent pricing sources, was approximately $1.2 million, compared to a carrying value of $1.1 million.

•
5.625% convertible senior subordinated notes due 2017  At December 31, 2010, the fair value of the 5.625% convertible senior subordinated notes due January 2017, based on market prices obtained through independent pricing sources, was approximately $362.9 million, compared to a carrying value of $172.5 million.

•
7.875% senior secured notes due 2017  At December 31, 2010, the fair value of the 7.875% senior secured notes due 2017, based on market prices obtained through independent pricing sources, was approximately $213.0 million, compared to a carrying value of $200.0 million.

MARKET CONDITIONS AND OUTLOOK
The on-going uncertainty in domestic and global economic conditions makes it difficult to forecast future sales levels.  In 2010, Titan experienced higher sales when compared to the depressed sales levels in the second half of 2009.  During the second half of 2009, Titan implemented extended shutdowns in conjunction with many of the Company’s major customers, which resulted in a steep drop in sales.  The Company did not implement any extended shutdowns in the second half of 2010 and is not currently anticipating the need for extended shutdowns in 2011.  The Company continues to see signs that the market for Titan’s products experienced the bottom of a cycle in late 2009 and early 2010.  The Company is currently pursuing opportunities to increase sales of certain products related to the super giant tire project.  If the Company is unsuccessful with these sales efforts, Titan may record additional reserves for this product inventory, adversely affecting Titan’s financial results.

Energy, raw material and petroleum-based product costs have been exceptionally volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

The labor agreements for the Company’s Bryan, Ohio and Freeport, Illinois, facilities expired on November 19, 2010, for the employees covered by their respective collective bargaining agreements, which account for approximately 29% of the Company’s employees in the United States.  As of December 31, 2010, the employees of these two facilities were working without a contract under the terms of the Company’s latest offer.  Titan’s business operations may be negatively affected if agreements are not reached or as a result of labor disputes, difficulties and delays in the process of renegotiating the Company’s collective bargaining agreements.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were higher in 2010 when compared to the second half of 2009.  Agricultural market sales were at reduced levels in the second half of 2009 as the result of extended shutdowns.  Titan expects the agricultural market sales levels of the second half of 2010 to continue into 2011.  The increase in the global population and the rising middle class in emerging countries may help grow future demand.  The gradual increase in the use of biofuels may help sustain future production.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving and mining sales continue to improve from the low levels of the second half of 2009.  Metals, oil and gas prices have increased from 2009’s lows.  Although they may fluctuate in the short-term, in the long-term, these prices are expected to remain at levels that are attractive for continued investment, which should help support future earthmoving and mining sales.  The decline in the United States housing market continues to cause a lower demand for equipment used for construction.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and the on-going banking and credit issues.  For 2011, the Company expects a gradual improvement in sales to continue.

CONSUMER MARKET OUTLOOK
Consumer discretionary spending has experienced a major contraction as a result of on-going economic issues, housing market decline, and high unemployment rates.  Many of the Company’s consumer market sales are ultimately used in items which fall into the discretionary spending category.  Many factors continue to affect the consumer market including weather, competitive pricing, energy prices and consumer attitude.  For 2011, the Company expects continued weakness in consumer spending related to Titan’s consumer market.

PENSIONS
The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  These plans are described in Note 20 of the Company’s Notes to Consolidated Financial Statements.

The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors.  Certain of these assumptions are determined by the Company with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends.  These assumptions are reviewed on a regular basis and revised when appropriate.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations.  During the year ended December 31, 2010, the Company contributed cash funds of $1.8 million to the frozen defined benefit pension plans.  Titan expects to contribute approximately $3 million to these frozen defined benefit pension plans during 2011.

Titan’s projected benefit obligation at December 31, 2010, was $98.8 million as compared to $93.7 million at December 31, 2009.  The Company’s defined benefit pension plans were underfunded by $25.7 million at December 31, 2010.  During 2010, the Company recorded net periodic pension expense of $4.0 million.  Accumulated other comprehensive loss recorded for defined benefit pension plans, net of tax, was $27.4 million and $28.0 million at December 31, 2010 and 2009, respectively.  Other comprehensive income (loss) is recorded as a direct charge to stockholders’ equity and does not affect net income.  Titan will be required to record net periodic pension cost in the future; these costs may fluctuate based upon revised assumptions and could negatively affect the Company’s financial position, cash flows and results of operations.

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

Receivables
In July 2010, FASB issued ASU No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This guidance amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  The disclosures as of the end of a reporting period were effective for reporting periods ending on or after December 15, 2010.  The adoption of this part of the guidance had no material effect on the Company’s financial position, results of operations or cash flows.  The disclosures about activity that occurs during a reporting period are effective for reporting periods beginning on or after December 15, 2010.  The adoption of this part of the guidance is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Business Combinations
In December 2010, FASB issued ASU No. 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.”  This update addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this guidance is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
The information required by this item regarding the Company’s directors is incorporated by reference to the Company’s 2011 Proxy Statement under the captions “Election of Mr. Cashin, Mr. Febbo and Mr. Quain as Directors,” “Directors Continuing in Office,” “Committees and Meetings of the Board of Directors” and “Corporate Governance.”

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

Maurice M. Taylor Jr., 66, has been Chief Executive Officer and a Director of the Company since 1990, when Titan was acquired in a management-led buyout by investors, including Mr. Taylor.  Mr. Taylor served as President of the Company from 1990 to 2005 and was appointed Chairman in 2005.

Paul G. Reitz, 38, joined the Company in July 2010 as Chief Financial Officer.  Before joining Titan, Mr. Reitz was chief accounting officer at Carmike Cinemas, Inc.  Mr. Reitz previously served as Controller at Yellowbook USA Inc. from April 2002 to July 2008.

Kent W. Hackamack, 52, served as Corporate Controller of the Company from 1994 to 1996.  Mr. Hackamack was appointed Vice President of Finance and Treasurer in 1996.  In July 2010, Mr. Hackamack was named executive vice president of corporate development.

Cheri T. Holley, 63, joined the Company in 1994 as General Counsel and Secretary.  Ms. Holley was appointed Vice President in 1996.

Section 16(a) beneficial ownership reporting compliance
The information required by this item regarding beneficial ownership reporting compliance is incorporated by reference to the Company’s 2011 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s 2011 Proxy Statement under the caption “Compensation of Executive Officers.”

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information concerning equity compensation plans, the information required by this item is incorporated by reference to the Company’s 2011 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table provides information about shares of Titan common stock that may be issued under Titan’s equity compensation plans, as of December 31, 2010:
Plan Category	(i) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(ii) Weighted-average exercise price of outstanding options, warrants and rights	(iii) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i))
Equity compensation plans approved by security holders	829,224	(a)	13.75	722,782
Equity compensation plans not approved by security holders	0		n/a	0
Total	829,224		13.75	722,782

(a)	Amount includes outstanding stock options under the Company’s 1994 Non-Employee Director Stock Option Plan and 2005 Equity Incentive Plan.

For additional information regarding the Company’s stock option plans, please see Note 21 of the Company’s Notes to Consolidated Financial Statements.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s 2011 Proxy Statement under the caption “Related Party Transactions” and “Corporate Governance” and also appears in Note 25 of the Company’s Notes to Consolidated Financial Statements.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s 2011 Proxy Statement under the caption “Audit and Other Fees.”

PART IV

ITEM 15 –	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

	Management’s Responsibility for Financial Statements and Report on Internal Control Over Financial Reporting	F-1

	Report of Independent Registered Public Accounting Firm	F-2

	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008	F-3

	Consolidated Balance Sheets at December 31, 2010 and 2009	F-4

	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2009 and 2010	F-5

	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	F-6

	Notes to Consolidated Financial Statements	F-7 through F-37

2.	Financial Statement Schedule

	Schedule II – Valuation Reserves	S-1

3.	Exhibits

The accompanying Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	February 23, 2011	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2011.

Signatures	Capacity

/s/ MAURICE M. TAYLOR JR.	Chairman and Chief Executive Officer
Maurice M. Taylor Jr.	(Principal Executive Officer)

/s/ PAUL G. REITZ	Chief Financial Officer
Paul G. Reitz	(Principal Financial Officer and
Principal Accounting Officer)

/s/ J. MICHAEL A. AKERS	Director
J. Michael A. Akers

/s/ ERWIN H. BILLIG	Director
Erwin H. Billig

/s/ RICHARD M. CASHIN JR.	Director
Richard M. Cashin Jr.

/s/ ALBERT J. FEBBO	Director
Albert J. Febbo

/s/ MITCHELL I. QUAIN	Director
Mitchell I. Quain

/s/ ANTHONY L. SOAVE	Director
Anthony L. Soave

TITAN INTERNATIONAL, INC.
Exhibit Index
Annual Report on Form 10-K
Exhibit
No.	DESCRIPTION
3.1 (a)	Amended Restated Articles of Incorporation of the Company
3.2 (b)	Bylaws of the Company
4.1 (c)	Indenture between the Company and U.S. Bank National Association dated December 28, 2006
4.2 (d)	First Supplemental Indenture dated September 14, 2010 to December 28, 2006 Indenture between the Company and U.S. Bank National Association
4.3 (e)	Indenture between the Company and U.S. Bank National Association dated December 21, 2009
4.4 (d)	Indenture between the Company and U.S. Bank National Association dated October 1, 2010
10.1 (f)	1994 Non-Employee Director Stock Option Plan
10.2 (g)	2005 Equity Incentive Plan
10.3 (h)	Amended and Restated Credit Agreement among the Company and Bank of America, N.A. dated as of January 30, 2009
10.4 (i)	First Amendment to Amended and Restated Credit Agreement dated as of September 9, 2010
10.5 (j)	Second Amendment to Amended and Restated Credit Agreement dated as of January 7, 2011
10.6 (j)	Form of Exchange Agreement for 5.625% Convertible Senior Subordinated Notes due 2017
10.7 (k)	Maurice M. Taylor, Jr. Employment Agreement
10.8 (k)	Kent W. Hackamack Employment Agreement
10.9 (k)	Cheri T. Holley Employment Agreement
10.10*	Maurice M. Taylor, Jr. Employment Agreement Amendment
10.11 (a)	Trademark License Agreement with The Goodyear Tire & Rubber Company **
10.12 (a)	Supply Agreement with Deere & Company – August 2006 **
10.13 (a)	Supply Agreement with Deere & Company – April 2008 **
10.14*	Wheel Purchase Agreement with Deere & Company – November 2010 **
10.15*	Purchase Agreement – Latin America between The Goodyear Tire & Rubber Company and Titan Tire Corporation dated December 13, 2010
10.16 *	Put Option between The Goodyear Tire & Rubber Company, Goodyear Dunlop Tires France SA and Titan Tire Corporation dated December 13, 2010
21*	Subsidiaries of the Registrant
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith
** Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

(a)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for the quarterly period ended September 30, 2010 (No. 1-12936).
(b)	Incorporated by reference to the same numbered exhibit contained in the Company’s Registration Statement on Form S-4 (No. 33-69228).
(c)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form S-4 (No. 333-141865).
(d)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed October 5, 2010. (No. 1-12936).
(e)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on December 21, 2009 (No. 1-12936).
(f)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-61743).
(g)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on March 30, 2005.
(h)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-K for the year ended December 31, 2009 (No 1-12936).
(i)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on September 9, 2010 (No. 1-12936).
(j)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on January 7, 2011 (No. 1-12936).
(k)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for the quarterly period ended June 30, 2006 (No. 1-12936).

Management’s Responsibility for Financial Statements

Management is responsible for the preparation of the Company’s consolidated financial statements included in this annual report on Form 10-K.  Management believes that the consolidated financial statements fairly reflect the Company’s financial transactions and the financial statements reasonably present the Company’s financial position and results of operations in conformity with accounting principles generally accepted in the United States of America.

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

The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  The consolidated financial statements as of December 31, 2010, have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Management has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholders of
Titan International, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index under Item 15(a)(1) present fairly, in all material respects, the financial position of Titan International Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing on page F-1.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
St. Louis, MO
February 23, 2011

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,
	2010	2009	2008
Net sales	$881,591	$727,599	$1,036,700
Cost of sales	767,662	671,634	896,986
Gross profit	113,929	55,965	139,714
Selling, general and administrative expenses	57,565	46,734	53,661
Research and development expenses	6,317	8,850	3,490
Royalty expense	9,263	7,573	9,242
Noncash goodwill impairment charge	0	11,702	0
Income (loss) from operations	40,784	(18,894)	73,321
Interest expense	(26,667)	(16,246)	(15,122)
Gain (loss) on note repurchase	(14,573)	1,398	0
Noncash Titan Europe Plc charge	0	0	(37,698)
Other income	1,105	1,740	2,509
Income (loss) before income taxes	649	(32,002)	23,010
Income tax provision (benefit)	291	(7,357)	9,673
Net income (loss)	$358	$(24,645)	$13,337
Earnings (loss) per common share:
Basic	$.01	$(.71)	$.39
Diluted	.01	(.71)	.38
Average common shares and equivalents outstanding:
Basic	34,896	34,708	34,410
Diluted	35,391	34,708	34,838

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31,
Assets	2010	2009
Current assets
Cash and cash equivalents	$239,500	$229,182
Accounts receivable (net of allowance of $3,889 and $3,958, respectively)	89,004	67,513
Inventories	127,982	110,136
Deferred income taxes	12,791	11,108
Prepaid and other current assets	18,663	27,277
Total current assets	487,940	445,216

Property, plant and equipment, net	248,054	254,461
Deferred income taxes	0	7,253
Other assets	51,476	29,533

Total assets	$787,470	$736,463

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$35,281	$24,246
Other current liabilities	57,072	45,826
Total current liabilities	92,353	70,072

Long-term debt	373,564	366,300
Deferred income taxes	1,970	0
Other long-term liabilities	41,268	38,138
Total liabilities	509,155	474,510

Commitments and contingencies: Notes 12, 22 and 23

Stockholders’ equity
Common stock (no par, 120,000,000 shares authorized, 37,475,288 issued)	30	30
Additional paid-in capital	300,540	299,519
Retained earnings	16,028	16,377
Treasury stock (at cost, 2,108,561 and 2,214,347 shares, respectively)	(19,324)	(20,274)
Treasury stock reserved for contractual obligations	(1,917)	(5,393)
Accumulated other comprehensive loss	(17,042)	(28,306)
Total stockholders’ equity	278,315	261,953

Total liabilities and stockholders’ equity	$787,470	$736,463

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(All amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for contractual obligations	Accumulated other comprehensive income (loss)	Total
Balance January 1, 2008	#34,183,484	$30	$303,908	$29,012	$(29,384)	$0	$(31,044)	$272,522

Comprehensive income (loss):
Net income				13,337				13,337
Noncash Titan Europe Plc charge							14,249	14,249
Pension liability adjustments, net of tax							(17,964)	(17,964)
Comprehensive income								9,622
Dividends paid on common stock				(623)				(623)
Noncash Titan Europe Plc charge			(10,471)					(10,471)
Cash paid for fractional shares resulting from stock split			(70)					(70)
Exercise of stock options	313,463		5,389		2,278			7,667
Issuance of treasury stock for funding contractual obligations on employee contracts	512,640		898		4,603	(5,501)		0
Issuance of treasury stock under 401(k) plan	22,097		370		171			541
Balance December 31, 2008	35,031,684	30	300,024	41,726	(22,332)	(5,501)	(34,759)	279,188

Comprehensive income (loss):
Net loss				(24,645)				(24,645)
Pension liability adjustments, net of tax							5,538	5,538
Unrealized gain on investment, net of tax							915	915
Comprehensive loss								(18,192)
Dividends paid on common stock				(704)				(704)
Exercise of stock options	170,000		(384)		1,526			1,142
Contractual obligation transactions			(7)			108		101
Issuance of treasury stock under 401(k) plan	59,257		(114)		532			418
Balance December 31, 2009	35,260,941	30	299,519	16,377	(20,274)	(5,393)	(28,306)	261,953

Comprehensive income:
Net income				358				358
Pension liability adjustments, net of tax							710	710
Unrealized gain on investment, net of tax							10,554	10,554
Comprehensive income								11,622
Dividends paid on common stock				(707)				(707)
Exercise of stock options	56,250		(220)		505			285
Stock-based compensation			201					201
Contractual obligation transactions			999			3,476		4,475
Issuance of treasury stock under 401(k) plan	49,536		41		445			486
Balance December 31, 2010	#35,366,727	$30	$300,540	$16,028	$(19,324)	$(1,917)	$(17,042)	$278,315

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
Cash flows from operating activities:	2010	2009	2008
Net income (loss)	$358	$(24,645)	$13,337
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	37,567	34,296	30,368
Deferred income tax provision	1,476	(2,950)	13,987
(Gain) loss on note repurchase	14,573	(1,398)	0
Noncash goodwill impairment charge	0	11,702	0
Noncash Titan Europe Plc charge	0	0	24,504
Stock-based compensation	201	0	0
Excess tax benefit from stock options exercised	0	0	(4,131)
Issuance of treasury stock under 401(k) plan	486	418	541
(Increase) decrease in assets:
Accounts receivable	(21,491)	59,018	(28,137)
Inventories	(17,846)	37,170	(19,258)
Prepaid and other current assets	8,614	(5,615)	(3,823)
Other assets	91	(2,031)	575
Increase (decrease) in liabilities:
Accounts payable	11,035	(41,301)	21,555
Other current liabilities	11,426	(462)	6,393
Other liabilities	4,221	8,111	(4,741)
Net cash provided by operating activities	50,711	72,313	51,170

Cash flows from investing activities:
Capital expenditures	(28,854)	(39,537)	(79,953)
Acquisition of shares of Titan Europe Plc	0	(2,399)	0
Other	106	1,042	104
Net cash used for investing activities	(28,748)	(40,894)	(79,849)

Cash flows from financing activities:
Proceeds from borrowings	200,000	172,500	0
Repurchase of senior notes	(206,166)	(4,726)	0
Proceeds (payment) on revolving credit facility, net	0	(25,000)	25,000
Proceeds from exercise of stock options	285	1,142	3,536
Excess tax benefit from stock options exercised	0	0	4,131
Payment of financing fees	(5,057)	(7,107)	(70)
Dividends paid	(707)	(704)	(585)
Net cash provided by (used for) financing activities	(11,645)	136,105	32,012

Net increase in cash and cash equivalents	10,318	167,524	3,333
Cash and cash equivalents, beginning of year	229,182	61,658	58,325
Cash and cash equivalents, end of year	$239,500	$229,182	$61,658

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Inventories
Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method in 2010 for approximately 64% of inventories and the last-in, first-out (LIFO) method for approximately 36% of inventories.  The major rubber material inventory and related work-in-process and their finished goods are accounted for under the FIFO method.  The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method.  Market value is estimated based on current selling prices.  Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price based on historical experience.

Deferred financing costs
Deferred financing costs are costs incurred in connection with the Company’s revolving credit facility, 7.875% senior secured notes, 8% senior unsecured notes and 5.625% convertible senior subordinated notes. The deferred financing costs associated with each of the debt facilities are being amortized over the life of the debt.  Amortization of deferred financing costs for the debt facilities approximates the effective interest rate method.

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

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value.  Investments in marketable equity securities are recorded at fair value.  The 8% senior unsecured notes due January 2012, 7.875% senior secured notes due 2017 and 5.625% convertible senior subordinated notes due 2017 are the only significant financial instruments of the Company with a fair value different from the recorded value.  At December 31, 2010, the fair value of the 8% senior unsecured notes due January 2012, based on market prices obtained through independent pricing sources, was approximately $1.2 million, compared to a carrying value of $1.1 million.  At December 31, 2010, the fair value of the 7.875% senior secured notes due 2017, based on market prices obtained through independent pricing sources, was approximately $213.0 million, compared to a carrying value of $200.0 million.   At December 31, 2010, the fair value of the 5.625% convertible senior subordinated notes due 2017, based on market prices obtained through independent pricing sources, was approximately $362.9 million, compared to a carrying value of $172.5 million.

Available-for-sale securities
The Company has an investment in Titan Europe Plc that was valued at $22.7 million as of December 31, 2010, representing a 22.9% ownership position, at that time.  Titan Europe Plc is publicly traded on the AIM market in London, England.  The investment in Titan Europe Plc is included as a component of other assets on the Consolidated Balance Sheets.  The Company has considered the applicable guidance in ASC 323 Investments – Equity Method and Joint Ventures and has concluded that the Company’s investment in Titan Europe Plc should continue to be accounted for as an available-for-sale security and recorded at fair value in accordance with ASC 320 Investments – Debt and Equity Securities as the Company does not have significant influence over Titan Europe Plc.  In accordance with ASC 320, the Company records the Titan Europe Plc investment as an available-for-sale security and reports this investment at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Should the fair value decline below the cost basis, the Company would be required to determine if this decline is other than temporary.  If the decline in fair value were judged to be other than temporary, an impairment charge would be recorded.  Declared dividends on this investment are recorded in income as a component of other income.  See Note 6 for additional information.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign currency translation
The financial statements of the Company’s foreign subsidiaries are translated to United States currency in accordance with ASC 830 Foreign Currency Matters.  Assets and liabilities are translated to United States dollars at period-end exchange rates.  Income and expense items are translated at average rates of exchange prevailing during the period.  Translation adjustments are included in “Accumulated other comprehensive loss” in stockholders’ equity.  As of December 2010, the Company’s investment in Titan Europe Plc was classified as available-for-sale securities and this investment is included as a component of other assets on the Consolidated Balance Sheets.  Gains and losses that result from foreign currency transactions are included in the accompanying consolidated statements of operations.

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

Selling, general and administrative expense
Selling, general and administrative (SG&A) expense is comprised primarily of sales commissions, marketing expense, selling and administrative wages, information system costs, legal fees, bank charges, audit fees, depreciation and amortization expense on non-manufacturing assets, and other administrative items.

Research and development expense
Research and development (R&D) expenses are expensed as incurred.  R&D costs were $6.3 million, $8.9 million and $3.5 million for the years of 2010, 2009 and 2008, respectively.  The additional R&D costs recorded during the past two years primarily related to the Giant OTR products.

Advertising
Advertising expenses are included in SG&A expense and are expensed as incurred.  Advertising costs were approximately $2 million for each of the years ended December 31, 2010, 2009 and 2008.

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

Earnings per share
Basic earnings per share (EPS) is computed by dividing consolidated net earnings by the weighted average number of common shares outstanding.  Diluted EPS is computed by dividing adjusted consolidated net earnings by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding.  Potential common shares consist of outstanding options under the Company’s stock option plans and the conversion of the Company’s 5.625% convertible senior subordinated notes.

Cash equivalents
The Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents.

Interest paid
The Company paid $23.7 million, $16.7 million and $16.6 million for interest in 2010, 2009 and 2008, respectively.

Income taxes paid
Titan paid $0.2 million, $0.4 million and $8.0 million for income taxes in 2010, 2009 and 2008, respectively.

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

Stock-based compensation
At December 31, 2010, the Company has two stock-based compensation plans, which are described in Note 21.  Compensation expense for stock-based compensation is recognized over the requisite service period at the estimated fair value of the award at the grant date.  In 2010, the Company granted 494,938 stock options.  The Company granted no stock options in 2009 or 2008.

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

Receivables
In July 2010, FASB issued ASU No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This guidance amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  The disclosures as of the end of a reporting period were effective for reporting periods ending on or after December 15, 2010.  The adoption of this part of the guidance had no material effect on the Company’s financial position, results of operations or cash flows.  The disclosures about activity that occurs during a reporting period are effective for reporting periods beginning on or after December 15, 2010.  The adoption of this part of the guidance is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Business Combinations
In December 2010, FASB issued ASU No. 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.”  This update addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this guidance is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2010 and 2009, consisted of the following (amounts in thousands):
	2010	2009
Accounts receivable	$92,893	$71,471
Allowance for doubtful accounts	(3,889)	(3,958)
Accounts receivable, net	$89,004	$67,513

3.	INVENTORIES

Inventories at December 31, 2010 and 2009, consisted of the following (amounts in thousands):
	2010	2009
Raw material	$56,414	$44,336
Work-in-process	16,860	21,378
Finished goods	59,680	46,067
	132,954	111,781
Adjustment to LIFO basis	(4,972)	(1,645)
	$127,982	$110,136

Included in the above inventory balances at year-end 2010 and 2009 are reserves for slow-moving and obsolete inventory of $7.4 million and $2.3 million, respectively.  The increase in the reserve for slow-moving and obsolete inventory was the result of recording a reserve for certain large earthmoving/construction tires.

4.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2010 and 2009, consisted of the following (amounts in thousands):
	2010	2009
Prepaid supplies	$14,056	$14,019
Prepaid income taxes	0	3,514
Other	4,607	9,744
	$18,663	$27,277

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2010 and 2009, consisted of the following (amounts in thousands):
	2010	2009
Land and improvements	$3,061	$2,993
Buildings and improvements	98,233	97,238
Machinery and equipment	383,231	359,244
Tools, dies and molds	84,134	77,926
Construction-in-process	8,741	16,383
	577,400	553,784
Less accumulated depreciation	(329,346)	(299,323)
	$248,054	$254,461

Depreciation related to property, plant and equipment for the years 2010, 2009 and 2008 totaled $35.2 million, $31.7 million, and $27.5 million, respectively.

6.	INVESTMENT IN TITAN EUROPE

Investment in Titan Europe Plc at December 31, 2010 and 2009, consisted of the following (amounts in thousands):
	2010	2009
Investment in Titan Europe Plc	$22,693	$6,456

Titan Europe Plc is publicly traded on the AIM market in London, England.  The Company’s investment in Titan Europe represents a 22.9% ownership percentage.  The Company has considered the applicable guidance in ASC 323 Investments – Equity Method and Joint Ventures and has concluded that the Company’s investment in Titan Europe Plc should be accounted for as an available-for-sale security and recorded at fair value in accordance with ASC 320 Investments – Debt and Equity Securities as the Company does not have significant influence over Titan Europe Plc.  The investment in Titan Europe Plc is included as a component of other assets on the Consolidated Condensed Balance Sheets.  Titan’s cost basis in Titan Europe is $5.0 million.  Titan’s accumulated other comprehensive income includes a gain on the Titan Europe Plc investment of $11.5 million, which is net of tax of $6.2 million.  The increased value in the Titan Europe Plc investment at December 31, 2010, was due primarily to a higher publicly quoted Titan Europe Plc market price.

7.	OTHER ASSETS

Other assets at December 31, 2010 and 2009, consisted of the following (amounts in thousands):
	2010	2009
Investment in Titan Europe Plc	$22,693	$6,456
Investments for management contractual obligations	11,168	5,869
Deferred financing costs	10,410	9,084
Other	7,205	8,124
	$51,476	$29,533

The higher balance in other assets primarily related to investment in Titan Europe Plc, which increased to $22.7 million at December 31, 2010, from $6.5 million at December 31, 2009.  The increased value in the Titan Europe Plc investment at December 31, 2010, was due primarily to a higher publicly quoted Titan Europe Plc market price.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	GOODWILL

The changes in the carrying amount of goodwill by reporting units for the two years ended December 31, 2010, were as follows (amounts in thousands):
	Agricultural Segment	Earthmoving/ Construction Segment	Consumer Segment	Total
Balance at January 1, 2009	$6,912	$3,552	$1,238	$11,702
Noncash goodwill impairment charge	(6,912)	(3,552)	(1,238)	(11,702)
Balance at December 31, 2009 and 2010	$0	$0	$0	$0

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

9.	OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2010 and 2009,  consisted of the following (amounts in thousands):
	2010	2009
Warranty	$12,471	$9,169
Wages and commissions	10,435	8,384
Accrued interest	8,579	7,656
Insurance	6,037	5,958
CEO and management incentive compensation	5,663	0
Other	13,887	14,659
	$57,072	$45,826

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	WARRANTY COSTS

Changes in the warranty liability consisted of the following (amounts in thousands):
	2010	2009
Warranty liability, January 1	$9,169	$7,488
Provision for warranty liabilities	19,795	18,629
Warranty payments made	(16,493)	(16,948)
Warranty liability, December 31	$12,471	$9,169

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

11.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2010 and 2009, consisted of the following (amounts in thousands):
	2010	2009
Accrued pension liabilities	$26,218	$25,091
Accrued employment liabilities	11,495	9,481
Other	3,555	3,566
	$41,268	$38,138

12.	REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt at December 31, 2010 and 2009, consisted of the following (amounts in thousands):
	2010	2009
7.875% senior secured notes due 2017	$200,000	$0
5.625% convertible senior subordinated notes due 2017	172,500	172,500
8% senior unsecured notes due January 2012	1,064	193,800
	373,564	366,300
Less amounts due within one year	0	0
	$373,564	$366,300

Aggregate maturities of long-term debt are as follows (amounts in thousands):
2011	$0
2012	1,064
2013	0
2014	0
2015	0
Thereafter	372,500
$373,564

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.875% senior secured notes due 2017
The Company’s 7.875% senior secured notes (senior secured notes) are due October 2017.  These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Wheel Corporation of Illinois, Titan Tire Corporation of Freeport, and Titan Tire Corporation of Bryan.  The Company’s senior secured notes outstanding balance was $200.0 million at December 31, 2010.

5.625% convertible senior subordinated notes due 2017
The Company’s 5.625% convertible senior subordinated notes (convertible notes) are due January 2017.   The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The Company’s convertible notes balance was $172.5 million at December 31, 2010.

8% senior unsecured notes due 2012
The Company’s 8% senior unsecured notes (senior unsecured notes) are due January 2012.  In 2010, the Company repurchased $192.7 million of principal value of senior unsecured notes resulting in a loss on note repurchase of $14.6 million.  In 2009, the Company repurchased $6.2 million of principal value of senior unsecured notes for approximately $4.8 million resulting in a $1.4 million gain on note repurchase.  The Company’s senior unsecured notes outstanding balance was $1.1 million at December 31, 2010.

Revolving credit facility
The Company’s $100 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a January 2014 termination date and is collateralized by the accounts receivable and inventory of Titan and certain of its domestic subsidiaries.  During 2010 and at December 31, 2010, there were no borrowings under the credit facility.  The credit facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants.   Titan is in compliance with these covenants and restrictions as of December 31, 2010.

In September 2010, Titan amended its credit facility with Bank of America, N.A.  The amendment extended the credit facility termination date to January 2014 from the previous January 2012 date.  The amendment also reduced the revolving commitment to $100 million from $150 million and released the lender’s lien on property, plant and equipment.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following (amounts in thousands):
	Currency Translation Adjustments	Unrealized Gain (Loss) on Investments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2009	$(1,183)	$0	$(33,576)	$(34,759)
Unrealized gain on investment, net of tax of $493	0	915	0	915
Defined benefit pension plan entries:
Unrecognized prior service cost, net of tax of $51	0	0	85	85
Unrecognized net gain, net of tax of $3,364	0	0	5,488	5,488
Unrecognized deferred tax liability, net of tax of $21	0	0	(35)	(35)
Balance at December 31, 2009	(1,183)	915	(28,038)	(28,306)
Unrealized gain on investment, net of tax of $5,683	0	10,554	0	10,554
Defined benefit pension plan entries:
Unrecognized prior service cost, net of tax of $53	0	0	83	83
Unrecognized net gain, net of tax of $350	0	0	661	661
Unrecognized deferred tax liability, net of tax of $22	0	0	(34)	(34)
Balance at December 31, 2010	$(1,183)	$11,469	$(27,328)	$(17,042)

14.	STOCKHOLDERS’ EQUITY

The Company is authorized by the Board of Directors to repurchase up to 2.5 million common shares subject to debt agreement covenants.  The Company repurchased no Titan common shares in 2010, 2009, or 2008.  The Company has no plans at this time to repurchase any Titan common stock.  Titan paid cash dividends of $.02 per share of common stock for 2010, $.02 per share of common stock for 2009 and $.018 per share for common stock for 2008.  Dividends paid totaled $0.7 million, $0.7 million and $0.6 million for 2010, 2009 and 2008, respectively.

15.	FAIR VALUE MEASUREMENTS

ASC 820 Fair Value Measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments;

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (amounts in thousands):
	December 31, 2010			December 31, 2009
	Total	Level 1	Levels 2&3	Total	Level 1	Levels 2&3
Investment in Titan Europe Plc	$22,693	$22,693	$0	$6,456	$6,456	$0
Investments for contractual obligations	11,168	11,168	0	5,869	5,869	0
Total	$33,861	$33,861	$0	$12,325	$12,325	$0

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	ROYALTY EXPENSE

Royalty expense consisted of the following (amounts in thousands):
	2010	2009	2008
Royalty expense	$9,263	$7,573	$9,242

The Company has a trademark license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses recorded for the years ended December 31, 2010, 2009 and 2008, were $9.3 million, $7.6 million and $9.2 million, respectively.

17.	GAIN (LOSS) ON NOTE REPURCHASE

Gain (loss) on note repurchase consisted of the following (amounts in thousands):
	2010	2009	2008
Gain (loss) on note repurchase	$(14,573)	$1,398	$0

In June 2010, the Company closed on a tender transaction to purchase $47.4 million of its outstanding 8% senior unsecured notes due January 2012 (senior unsecured notes).  In October 2010, the Company closed on another tender transaction to purchase $138.9 million of its outstanding senior unsecured notes.  In connection with these tender offers and an additional note repurchase of $6.5 million in July 2010, the Company recorded expenses of $14.6 million.  These expenses were related to: (i) early tender premium of $13.0 million, (ii) unamortized deferred financing fees of $1.2 million and (iii) other fees of $0.4 million.

For 2009, the Company recorded a gain on a note repurchase of $1.4 million resulting from the Company’s repurchase of $6.2 million of principal value of senior unsecured notes for approximately $4.8 million in the first quarter of 2009.

18.	OTHER INCOME, NET

Other income consisted of the following (amounts in thousands):
	2010	2009	2008
Investment gain (loss) related to contractual obligations	$824	$1,343	$(1,852)
Interest income	394	211	1,352
Dividend income – Titan Europe Plc	0	0	1,711
Other income (expense)	(113)	186	1,298
	$1,105	$1,740	$2,509

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	INCOME TAXES

Income (loss) before income taxes, consisted of the following (amounts in thousands):
	2010	2009	2008
Domestic	$691	$(31,863)	$21,727
Foreign	(42)	(139)	1,283
	$649	$(32,002)	$23,010

The income tax provision (benefit) was as follows (amounts in thousands):
	2010	2009	2008
Current
Federal	$(854)	$(3,526)	$7,814
State	(331)	160	34
Foreign	0	(1,041)	1,031
	(1,185)	(4,407)	8,879
Deferred
Federal	913	(2,721)	811
State	563	(229)	(17)
Foreign	0	0	0
	1,476	(2,950)	794
Income tax provision (benefit)	$291	$(7,357)	$9,673

The income tax provision differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) as a result of the following:
	2010	2009	2008
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Nondeductible goodwill impairment	0.0	(12.8)	0.0
Repatriation of foreign earnings	0.0	0.0	1.9
Foreign taxes, net	2.3	1.6	(1.9)
State taxes, net	27.6	(0.1)	4.8
Other, net	(20.0)	(0.7)	2.2
Effective tax rate	44.9%	23.0%	42.0%

The “Other” percentage for 2010 is comprised primarily of differences in the income tax rate resulting from research and development credits as well as non-deductible meals and entertainment.  The state taxes and other differences for 2010 are disproportionately large as a result of the relative size of these differences as compared to the pre-tax income amount.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009, are as follows (amounts in thousands):
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$9,389	$13,481
Pension	9,022	9,789
Unrealized loss on investments	7,719	13,401
Warranty	4,365	3,533
Employee benefits and related costs	3,369	4,821
Inventory	2,265	968
Allowance for bad debts	1,991	1,963
EPA reserve	703	858
Other	6,047	3,894
Deferred tax assets	44,870	52,708

Deferred tax liabilities:
Fixed assets	(34,049)	(34,347)
Deferred tax liabilities	(34,049)	(34,347)

Net deferred tax asset	$10,821	$18,361

The Company recorded income tax expense of $0.3 million for the year ended December 31, 2010, an income tax benefit of $(7.4) million for the year ended December 31, 2009, and income tax expense of $9.7 million for the year ended December 31, 2008.  The Company’s income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of state taxes.  The Company’s Federal net operating loss carryforward of approximately $20 million expires in 2029.  In addition, the Company has various state net operating loss carryforwards which are subject to expiration from 2019 to 2030.

The Company has applied the provisions of ASC 740, “Income Taxes” related to unrecognized tax benefits.  No adjustment was made to retained earnings in adopting these provisions in 2007.  At December 31, 2010, 2009 and 2008, there were no unrecognized tax benefits.  At this time the Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.  Titan has identified its federal tax return and its Illinois state tax return as “major” tax jurisdictions.  The Company is subject to (i) federal tax examinations for periods 2007 to 2010 and (ii) Illinois state income tax examinations for years 2007 to 2010.

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

The Company’s defined benefit plans have been aggregated in the following table.  Included in the December 31, 2010, presentation are the Titan Tire, Bryan and Walcott plans which have a projected benefit obligation of $98.8 million, exceeding the fair value of plan assets of $72.6 million at December 31, 2010.  Included in the December 31, 2009, presentation are the Titan Tire, Bryan and Walcott plans which have a projected benefit obligation of $93.7 million, exceeding the fair value of plan assets of $68.6 million at December 31, 2009.

The projected benefit obligation and the accumulated benefit obligation are the same amount since the Plans are frozen and there are no future compensation levels to factor into the obligations.  The Company absolved itself from the liabilities associated with the Dico plan with the purchase of a final annuity settlement contract in October 2002.  Therefore, the plan no longer maintains a projected or accumulated benefit obligation.  The fair value of the Dico plan assets was $0.5 million at December 31, 2010, 2009 and 2008.

The following table provides the change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheet of the defined benefit pension plans as of December 31, 2010 and 2009 (amounts in thousands):
Change in benefit obligation:	2010	2009
Benefit obligation at beginning of year	$93,708	$90,545
Interest cost	5,200	5,456
Actuarial (gain) loss	6,839	4,657
Benefits paid	(6,916)	(6,950)
Benefit obligation at end of year	$98,831	$93,708

Change in plan assets:
Fair value of plan assets at beginning of year	$69,160	$61,796
Actual return on plan assets	9,131	14,145
Employer contributions	1,781	169
Benefits paid	(6,916)	(6,950)
Fair value of plan assets at end of year	$73,156	$69,160

Unfunded status at end of year	$(25,675)	$(24,548)

Amounts recognized in consolidated balance sheet:
Noncurrent assets	$543	$543
Noncurrent liabilities	(26,218)	(25,091)
Net amount recognized in the consolidated balance sheet	$(25,675)	$(24,548)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in accumulated other comprehensive loss:
	2010	2009
Unrecognized prior service cost	$(1,164)	$(1,301)
Unrecognized net loss	(43,024)	(44,034)
Deferred tax effect of unrecognized items	16,860	17,297
Net amount recognized in accumulated other comprehensive loss	$(27,328)	$(28,038)

The weighted-average assumptions used in the actuarial computation that derived the benefit obligations at December 31 were as follows:	2010	2009
Discount rate	5.25% - 5.50%	5.75%
Expected long-term return on plan assets	7.50%	7.50%

The following table provides the components of net periodic pension cost for the plans, settlement cost and the assumptions used in the measurement of the Company’s benefit obligation for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):
Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net periodic benefit cost:	2010	2009	2008
Interest cost	$5,200	$5,456	$5,295
Assumed return on assets	(4,911)	(4,939)	(7,828)
Amortization of unrecognized prior service cost	137	137	137
Amortization of unrecognized deferred taxes	(56)	(56)	(56)
Amortization of net unrecognized loss	3,628	4,303	1,588

Net periodic pension (income) cost	$3,998	$4,901	$(864)

The estimated net loss, prior service cost, and deferred taxes that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $3.7 million, $0.1 million and $(0.1) million, respectively.

The weighted-average assumptions used in the actuarial computation that derived net periodic pension cost for the years ended December 31, 2010, 2009 and 2008 were as follows:
	2010	2009	2008
Discount rate	5.75%	6.25%	5.75%
Expected long-term return on plan assets	7.50%	8.50%	8.50%

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the fair value of plan assets was as follows:
	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2010	2009	2011
U.S. equities (a)	59%	61%	40% - 80%
Fixed income	24%	26%	20% - 50%
Cash and cash equivalents	7%	4%	0% - 20%
International equities (a)	10%	9%	0% - 16%
	100%	100%

(a)	Total equities may not exceed 80% of total plan assets.

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments;

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair value of the plan assets by asset categories was as follows (amounts in thousands):
	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Money market funds	$4,674	$4,674	$0	$0
Domestic common stock	29,429	29,429	0	0
Foreign common stock	3,976	3,976	0	0
Corporate bonds	4,050	4,050	0	0
Foreign bonds	536	536	0	0
U.S. government securities	577	577	0	0
Mortgaged-backed securities	8	0	8	0
Mutual funds	1,239	1,239	0	0
Common / collective trusts	28,667	0	28,667	0
Totals	$73,156	$44,481	$28,675	$0

The Company invests in a diversified portfolio consisting of an array of asset classes in an attempt to maximize returns while minimizing risk.  These asset classes include U.S. equities, fixed income, cash and cash equivalents, and international equities.  The investment objectives are to provide for the growth and preservation of plan assets on a long-term basis through investments in: (i) investment grade securities that provide investment returns that meet or exceed the Standard & Poor’s 500 Index and (ii) investment grade fixed income securities that provide investment returns that meet or exceed the Barclays Capital Aggregate Bond Index.  The U.S. equities asset category included the Company’s common stock in the amount of $3.5 million (approximately five percent of total plan assets) at December 31, 2010, and $1.5 million (approximately two percent of total plan assets) at December 31, 2009.

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

Although the 2011 minimum pension funding calculations are not finalized, the Company estimates those funding requirements will be approximately $3 million.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Projected benefit payments from the plans as of December 31, 2010, are estimated as follows (amounts in thousands):
2011	$6,677
2012	6,779
2013	6,976
2014	7,111
2015	7,248
2016-2020	36,808

401(k)
The Company sponsors four 401(k) retirement savings plans.  One plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement.  Titan provides a 25% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan.  The Company issued 49,536 shares, 59,257 shares and 22,097 shares of treasury stock in connection with this 401(k) plan during 2010, 2009 and 2008, respectively.  Expenses to the Company related to this common stock matching contribution were $0.5 million, $0.4 million and $0.6 million for 2010, 2009 and 2008.

The other three 401(k) plans are for employees covered by collective bargaining arrangements at (i) Titan Tire Corporation; (ii) Titan Tire Corporation of Freeport; and (iii) Titan Tire Corporation of Bryan.  These three plans do not include a Company matching contribution.  Employees are fully vested with respect to their contributions.

21.	STOCK OPTION PLANS

The Company accounts for stock options using ASC 718 Compensation – Stock Compensation.  The Company recorded stock-based compensation of $0.2 million in 2010.  No stock-based compensation expense was recorded during 2009 or 2008.  The Company granted 494,938 stock options in 2010.  These options vest over a three year period and expire 10 years from the grant date.  The Company granted no stock options during 2009 and 2008.  All stock options granted before 2010 were fully vested before January 1, 2008.

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

2005 Equity Incentive Plan
The Company adopted the 2005 Equity Incentive Plan to provide stock options as a means of attracting and retaining qualified independent directors and employees for the Company.  A total of 0.7 million shares are available for future issuance under the equity incentive plan.  The exercise price of stock options may not be less than the fair market value of the common stock on the date of the grant.  The vesting and term of each option is set by the Board of Directors.  The Company granted 494,938 stock options under this plan in 2010.  In 2009 and 2008, no stock options were granted under this equity incentive plan.

The following is a summary of activity in the stock option plans for 2010:
	Shares Subject to Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2009	390,536	$9.96
Granted	494,938	15.75
Exercised	(56,250)	5.07
Canceled/Expired	0	-
Outstanding, December 31, 2010	829,224	13.75	7.52 years	$4,777
Exercisable, December 31, 2010	334,286	10.79	4.01 years	$2,916

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The total intrinsic value of options exercised in 2010 was $0.4 million.  Cash received from the exercise of stock options was $0.3 million for 2010.  There was no tax benefit realized for the tax deductions from stock options exercised for 2010.  The weighted-average per share estimated grant date fair value of options issued in 2010 was $8.65.  Pre-tax unrecognized compensation expense for stock options was $4.1 million at December 31, 2010, and will be recognized as expense over a weighted-average period of 2.9 years.

The Company currently uses treasury shares to satisfy any stock option exercises.  At December 31, 2010, the Company had 2.1 million shares of treasury stock.

Valuation Assumptions
The Company uses the Black-Scholes option pricing model to determine the fair value of its stock options.  The determination of the fair value of stock option awards on the date of grant using option pricing models is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables.  These variables include the Company’s expected stock price volatility over the expected term of the awards, actual and projected stock option exercise behaviors, risk-free interest rates and expected dividends.  The expected term of options represents the period of time over which options are expected to be outstanding and is estimated based on historical experience.  Expected volatility is based on the historical volatility of the Company’s common stock calculated over the expected term of the option.    The risk-free interest rate is based on U.S. Treasury yields in effect at the date of grant.

Weighted average assumptions used for stock options issued in 2010 (no options were issued in 2009 or 2008):
2010
Expected life	6.1 Years
Expected volatility	55.5%
Expected dividends	-
Risk-free interest rate	1.82%

22.	LITIGATION

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

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.  Total rental expense was $2.1 million, $2.5 million and $2.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, future minimum rental commitments under noncancellable operating leases with initial or remaining terms in excess of one year are as follows (amounts in thousands):
2011	$370
2012	64
2013	14
Thereafter	1
Total future minimum lease payments	$449

24.	CONCENTRATION OF CREDIT RISK

Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction and consumer markets represented 26% of the Company’s consolidated revenues for the year ended December 31, 2010, 24% of the Company’s consolidated revenues for the year ended December 31, 2009, and 22% of the Company’s consolidated revenues for the year ended December 31, 2008.  Net sales to CNH Global N.V. in Titan’s three markets represented 15% of the Company’s consolidated revenues for the year ended December 31, 2010, 13% of the Company’s consolidated revenues for the year ended December 31, 2009, and 12% of the Company’s consolidated revenues for the year ended December 31, 2008.  No other customer accounted for more than 10% of Titan’s net sales in 2010, 2009 or 2008.

25.	RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the chief executive officer of the Company.  The related party is Mr. Fred Taylor and is Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blackstone OTR, LLC; FBT Enterprises; and OTR Wheel Engineering.  During 2010, 2009 and 2008, sales of Titan product to these companies were approximately $1.9 million, $1.0 million and $6.2 million, respectively.  Titan had trade receivables due from these companies of approximately $0.4 million at December 31, 2010, and approximately $0.1 million at December 31, 2009.  On other sales referred to Titan from these manufacturing representative companies, commissions were approximately $1.6 million, $1.3 million and $2.0 million during 2010, 2009 and 2008, respectively.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about certain revenues and expenses, income (loss) from operations and segment assets used by the chief operating decision maker of the Company as of and for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):
	2010	2009	2008
Revenues from external customers
Agricultural	$675,178	$563,528	$729,895
Earthmoving/construction	191,042	144,589	281,008
Consumer	15,371	19,482	25,797
	$881,591	$727,599	$1,036,700
Gross profit (loss)
Agricultural	$108,102	$51,955	$89,782
Earthmoving/construction	6,439	3,595	46,047
Consumer	2,867	1,604	3,938
Unallocated corporate	(3,479)	(1,189)	(53)
	$113,929	$55,965	$139,714
Income (loss) from operations
Agricultural	$91,953	$26,980	$74,241
Earthmoving/construction	(1,457)	(7,999)	38,422
Consumer	2,542	(206)	3,303
Unallocated corporate	(52,254)	(37,669)	(42,645)
Consolidated income (loss) from operations	40,784	(18,894)	73,321
Interest expense	(26,667)	(16,246)	(15,122)
Gain (loss) on note repurchase	(14,573)	1,398	0
Noncash Titan Europe Plc charge	0	0	(37,698)
Other income, net	1,105	1,740	2,509
Income (loss) before income taxes	$649	$(32,002)	$23,010

Capital expenditures
Agricultural	$16,017	$8,461	$10,946
Earthmoving/construction	5,628	29,593	67,203
Consumer	478	254	406
Unallocated corporate	6,731	1,229	1,398
	$28,854	$39,537	$79,953
Depreciation & amortization
Agricultural	$18,899	$17,531	$16,004
Earthmoving/construction	14,375	12,836	10,831
Consumer	458	535	594
Unallocated corporate	3,835	3,394	2,939
	$37,567	$34,296	$30,368
Total assets
Agricultural	$304,048	$257,523	$360,030
Earthmoving/construction	181,249	188,169	188,486
Consumer	5,863	8,305	9,401
Unallocated corporate (a)	296,310	282,466	96,865
	$787,470	$736,463	$654,782

(a)  Unallocated assets include cash of approximately $240 million, $229 million, and $61 million at year-end 2010, 2009 and 2008, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information by geographic area.  Revenues from external customers were determined based on the location of the selling subsidiary.  Geographic information as of and for the years ended December 31, 2010, 2009 and 2008 was as follows (amounts in thousands):
2010	United States	Other Countries	Consolidated Totals
Revenues from external customers	$881,591	$0	$881,591
Long-lived assets	248,054	0	248,054

2009
Revenues from external customers	$727,599	$0	$727,599
Long-lived assets	254,461	0	254,461

2008
Revenues from external customers	$1,036,700	$0	$1,036,700
Long-lived assets	260,144	0	260,144

27.	SUBSEQUENT EVENTS

Exchange Agreement for 5.625% convertible senior subordinated notes due 2017
In January 2011, Titan was approached by a note holder of the Company’s 5.625% convertible senior subordinated notes due 2017 (convertible notes), with an offer to exchange the note holder’s convertible notes for the Company’s common stock.  The two parties privately negotiated an agreement to exchange approximately $59.6 million in aggregate principal amount of the Convertible Notes for approximately 6.6 million shares of the Company’s common stock, plus a payment for the accrued and unpaid interest.  The exchange was closed on January 19, 2011.  The convertible notes exchanged represented approximately 35% of the total outstanding convertible notes.  In the first quarter of 2011, the Company will recognize a noncash charge of approximately $16 million in connection with this exchange in accordance with ASC 470-20 Debt – Debt with Conversion and Other Options.

Cash Deposit for 8% Senior Unsecured Notes due 2012
In February 2011, Titan satisfied and discharged the indenture relating to the 8% senior unsecured notes due January 2012 by depositing with the trustee $1.1 million cash representing the outstanding principal of such notes and the interest payments due on July 15, 2011, and at maturity on January 15, 2012.  Titan irrevocably instructed the trustee to apply the deposited money toward the interest and principal of the notes.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28.	EARNINGS PER SHARE

Earnings per share for 2010, 2009 and 2008, are (amounts in thousands, except share and per share data):
2010	Net income (loss)	Weighted- average shares	Per share amount
Basic earnings per share	$358	34,895,527	$.01
Effect of stock options/trusts	0	495,789
Diluted earnings per share (a)	$358	35,391,316	$.01

2009
Basic and diluted loss per share (b)	$(24,645)	34,707,891	$(.71)

2008
Basic earnings per share	$13,337	34,409,754	$.39
Effect of stock options/trusts	0	428,474
Diluted earnings per share	$13,337	34,838,228	$.38

(a)	The effect of convertible notes has not been included as they were anti-dilutive. The weighted-average share amount excluded for convertible notes totaled 16,764,701 shares.

(b)
The effect of stock options/trusts has been excluded as they were anti-dilutive.  The weighted-average share amount excluded for stock options/trusts totaled 559,110 shares.  The effect of convertible notes has not been included as they were anti-dilutive.  The weighted-average share amount excluded for convertible notes totaled 483,481 shares.

29.	SUPPLEMENTARY DATA – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(All amounts in thousands, except per share data)
Quarter ended	March 31	June 30	September 30	December 31		Year ended December 31

2010
Net sales	$196,448	$229,656	$222,818	$232,669		$881,591
Gross profit (loss)	26,087	33,903	27,946	25,993	(a)	113,929
Net income (loss)	2,078	4,569	4,015	(10,304)	(b)	358
Per share amounts:
Basic	.06	.13	.12	(.29)	(b)	.01 (c)
Diluted	.06	.12	.11	(.29)	(b)	.01 (c)

2009
Net sales	$232,604	$206,983	$141,496	$146,516		$727,599
Gross profit (loss)	30,063	29,746	(3,030)	(814)		55,965
Net income (loss)	7,041	5,910	(11,113)	(26,483)	(d)	(24,645)
Per share amounts:
Basic	.20	.17	(.32)	(.76)	(d)	(.71)
Diluted	.20	.17	(.32)	(.76)	(d)	(.71)

(a)	Inventory reserves of $5.1 million for certain large earthmoving/construction tires were included in the quarter ended December 31, 2010.

(b)	Loss on note repurchase of $11.4 million was included in the quarter ended December 31, 2010.

(c)	As a result of changes in outstanding share balances and dilution factors, year-end per share amounts do not agree to the sum of the quarters.

(d)	Noncash goodwill impairment charge of $11.7 million was included in the quarter ended December 31, 2009.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30.	SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

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

	Consolidating Condensed Statements of Operations
	Year Ended December 31, 2010
(Amounts in thousands)
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$881,591	$0	$0	$881,591
Cost of sales	2,340	765,322	0	0	767,662
Gross profit (loss)	(2,340)	116,269	0	0	113,929
Selling, general and administrative expenses	27,400	30,114	51	0	57,565
Research and development expenses	0	6,317	0	0	6,317
Royalty expense	0	9,263	0	0	9,263
Income (loss) from operations	(29,740)	70,575	(51)	0	40,784
Interest expense	(26,667)	0	0	0	(26,667)
Loss on note repurchase	(14,573)	0	0	0	(14,573)
Other income	921	183	1	0	1,105
Income (loss) before income taxes	(70,059)	70,758	(50)	0	649
Income tax provision (benefit)	(31,409)	31,723	(23)	0	291
Equity in earnings of subsidiaries	39,008	0	0	(39,008)	0
Net income (loss)	$358	$39,035	$(27)	$(39,008)	$358

	Consolidating Condensed Statements of Operations
	Year Ended December 31, 2009
(Amounts in thousands)
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$727,599	$0	$0	$727,599
Cost of sales	(6)	671,640	0	0	671,634
Gross profit	6	55,959	0	0	55,965
Selling, general and administrative expenses	16,549	30,093	92	0	46,734
Research and development expenses	67	8,783	0	0	8,850
Royalty expense	0	7,573	0	0	7,573
Noncash goodwill impairment charge	0	11,702	0	0	11,702
Loss from operations	(16,610)	(2,192)	(92)	0	(18,894)
Interest expense	(16,246)	0	0	0	(16,246)
Gain on note repurchase	1,398	0	0	0	1,398
Other income	1,452	288	0	0	1,740
Loss before income taxes	(30,006)	(1,904)	(92)	0	(32,002)
Income tax benefit	(6,897)	(439)	(21)	0	(7,357)
Equity in earnings of subsidiaries	(1,536)	0	0	1,536	0
Net income (loss)	$(24,645)	$(1,465)	$(71)	$1,536	$(24,645)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidating Condensed Statements of Operations
	Year Ended December 31, 2008
(Amounts in thousands)
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$1,036,700	$0	$0	$1,036,700
Cost of sales	(922)	897,908	0	0	896,986
Gross profit	922	138,792	0	0	139,714
Selling, general and administrative expenses	20,332	33,251	78	0	53,661
Research and development expenses	17	3,473	0	0	3,490
Royalty expense	0	9,242	0	0	9,242
Income (loss) from operations	(19,427)	92,826	(78)	0	73,321
Interest expense	(15,122)	0	0	0	(15,122)
Noncash Titan Europe Plc charge	(37,698)	0	0	0	(37,698)
Other income (expense)	832	(33)	1,710	0	2,509
Income (loss) before income taxes	(71,415)	92,793	1,632	0	23,010
Income tax provision (benefit)	(30,024)	39,011	686	0	9,673
Equity in earnings of subsidiaries	54,728	0	0	(54,728)	0
Net income	$13,337	$53,782	$946	$(54,728)	$13,337

	Consolidating Condensed Balance Sheets
	December 31, 2010
(Amounts in thousands)
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$239,362	$6	$132	$0	$239,500
Accounts receivable	0	89,004	0	0	89,004
Inventories	0	127,982	0	0	127,982
Prepaid and other current assets	14,732	16,722	0	0	31,454
Total current assets	254,094	233,714	132	0	487,940
Property, plant and equipment, net	7,678	240,376	0	0	248,054
Investment in subsidiaries	39,465	0	0	(39,465)	0
Other assets	22,183	6,600	22,693	0	51,476
Total assets	$323,420	$480,690	$22,825	$(39,465)	$787,470

Liabilities and Stockholders’ Equity
Accounts payable	$1,406	$33,875	$0	$0	$35,281
Other current liabilities	16,066	41,006	0	0	57,072
Total current liabilities	17,472	74,881	0	0	92,353
Long-term debt	373,564	0	0	0	373,564
Other long-term liabilities	9,161	34,077	0	0	43,238
Intercompany accounts	(355,092)	363,800	(8,708)	0	0
Stockholders’ equity	278,315	7,932	31,533	(39,465)	278,315
Total liabilities and stockholders’ equity	$323,420	$480,690	$22,825	$(39,465)	$787,470

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidating Condensed Balance Sheets
	December 31, 2009
(Amounts in thousands)

	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$229,004	$11	$167	$0	$229,182
Accounts receivable	(201)	67,714	0	0	67,513
Inventories	0	110,136	0	0	110,136
Prepaid and other current assets	19,857	18,528	0	0	38,385
Total current assets	248,660	196,389	167	0	445,216
Property, plant and equipment, net	7,602	246,859	0	0	254,461
Investment in subsidiaries	10,748	0	0	(10,748)	0
Other assets	23,870	6,460	6,456	0	36,786
Total assets	$290,880	$449,708	$6,623	$(10,748)	$736,463

Liabilities and Stockholders’ Equity
Accounts payable	$1,086	$23,160	$0	$0	$24,246
Other current liabilities	8,288	37,538	0	0	45,826
Total current liabilities	9,374	60,698	0	0	70,072
Long-term debt	366,300	0	0	0	366,300
Other long-term liabilities	5,574	32,564	0	0	38,138
Intercompany accounts	(352,321)	377,281	(24,960)	0	0
Stockholders’ equity	261,953	(20,835)	31,583	(10,748)	261,953
Total liabilities and stockholders’ equity	$290,880	$449,708	$6,623	$(10,748)	$736,463

	Consolidating Condensed Statements of Cash Flows
	Year Ended December 31, 2010
(Amounts in thousands)

	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$28,158	$22,588	$(35)	$50,711

Cash flows from investing activities:
Capital expenditures	(6,155)	(22,699)	0	(28,854)
Other, net	0	106	0	106
Net cash used for investing activities	(6,155)	(22,593)	0	(28,748)

Cash flows from financing activities:
Proceeds from borrowings	200,000	0	0	200,000
Repurchase of senior notes	(206,166)	0	0	(206,166)
Proceeds from exercise of stock options	285	0	0	285
Payment of financing fees	(5,057)	0	0	(5,057)
Other, net	(707)	0	0	(707)
Net cash used for financing activities	(11,645)	0	0	(11,645)

Net increase (decrease) in cash and cash equivalents	10,358	(5)	(35)	10,318
Cash and cash equivalents, beginning of period	229,004	11	167	229,182
Cash and cash equivalents, end of period	$239,362	$6	$132	$239,500

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidating Condensed Statements of Cash Flows
	Year Ended December 31, 2009
(Amounts in thousands)
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$36,592	$35,742	$(21)	$72,313

Cash flows from investing activities:
Capital expenditures	(2,704)	(36,833)	0	(39,537)
Acquisition of shares of Titan Europe Plc	0	0	(2,399)	(2,399)
Other, net	0	1,042	0	1,042
Net cash used for investing activities	(2,704)	(35,791)	(2,399)	(40,894)

Cash flows from financing activities:
Proceeds from borrowings	172,500	0	0	172,500
Repurchase of senior notes	(4,726)	0	0	(4,726)
Payment on debt	(25,000)	0	0	(25,000)
Proceeds from exercise of stock options	1,142	0	0	1,142
Payment of financing fees	(7,107)	0	0	(7,107)
Other, net	(704)	0	0	(704)
Net cash provided by financing activities	136,105	0	0	136,105

Net increase (decrease) in cash and cash equivalents	169,993	(49)	(2,420)	167,524
Cash and cash equivalents, beginning of period	59,011	60	2,587	61,658
Cash and cash equivalents, end of period	$229,004	$11	$167	$229,182

	Consolidating Condensed Statements of Cash Flows
	Year Ended December 31, 2008
(Amounts in thousands)
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(25,759)	$75,319	$1,610	$51,170

Cash flows from investing activities:
Capital expenditures	(4,534)	(75,419)	0	(79,953)
Other, net	7	97	0	104
Net cash used for investing activities	(4,527)	(75,322)	0	(79,849)

Cash flows from financing activities:
Proceeds on revolving credit facility	25,000	0	0	25,000
Proceeds from exercise of stock options	3,536	0	0	3,536
Excess tax benefit from stock options exercised	4,131	0	0	4,131
Other, net	(655)	0	0	(655)
Net cash provided by financing activities	32,012	0	0	32,012

Net increase (decrease) in cash and cash equivalents	1,726	(3)	1,610	3,333
Cash and cash equivalents, beginning of year	57,285	63	977	58,325
Cash and cash equivalents, end of year	$59,011	$60	$2,587	$61,658

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31.	SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The Company’s 7.875% senior secured notes are guaranteed by the following subsidiaries of the Company:  Titan Tire Corporation, Titan Wheel Corporation of Illinois, Titan Tire Corporation of Freeport, and Titan Tire Corporation of Bryan.  The note guarantees are full and unconditional, joint and several obligations of the guarantors.  The following condensed consolidating financial statements are presented using the equity method of accounting.  Certain sales & marketing expenses recorded by non-guarantor subsidiaries have not been allocated to the guarantor subsidiaries.

	Consolidating Condensed Statements of Operations
	Year Ended December 31, 2010
(Amounts in thousands)
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$863,575	$18,016	$0	$881,591
Cost of sales	2,340	742,380	22,942	0	767,662
Gross profit (loss)	(2,340)	121,195	(4,926)	0	113,929
Selling, general and administrative expenses	27,400	8,491	21,674	0	57,565
Research and development expenses	0	6,190	127	0	6,317
Royalty expense	0	9,263	0	0	9,263
Income (loss) from operations	(29,740)	97,251	(26,727)	0	40,784
Interest expense	(26,667)	0	0	0	(26,667)
Loss on note repurchase	(14,573)	0	0	0	(14,573)
Other income	921	59	125	0	1,105
Income (loss) before income taxes	(70,059)	97,310	(26,602)	0	649
Income tax provision (benefit)	(31,409)	43,631	(11,931)	0	291
Equity in earnings of subsidiaries	39,008	(272)	272	(39,008)	0
Net income (loss)	$358	$53,407	$(14,399)	$(39,008)	$358

	Consolidating Condensed Statements of Operations
	Year Ended December 31, 2009
(Amounts in thousands)

	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$713,487	$14,112	$0	$727,599
Cost of sales	(6)	650,820	20,820	0	671,634
Gross profit (loss)	6	62,667	(6,708)	0	55,965
Selling, general and administrative expenses	16,549	9,719	20,466	0	46,734
Research and development expenses	67	8,616	167	0	8,850
Royalty expense	0	7,573	0	0	7,573
Noncash goodwill impairment charge	0	0	11,702	0	11,702
Income (loss) from operations	(16,610)	36,759	(39,043)	0	(18,894)
Interest expense	(16,246)	0	0	0	(16,246)
Gain on note repurchase	1,398	0	0	0	1,398
Other income	1,452	125	163	0	1,740
Income (loss) before income taxes	(30,006)	36,884	(38,880)	0	(32,002)
Income tax provision (benefit)	(6,897)	8,479	(8,939)	0	(7,357)
Equity in earnings of subsidiaries	(1,536)	(635)	4,233	(2,062)	0
Net income (loss)	$(24,645)	$27,770	$(25,708)	$(2,062)	$(24,645)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidating Condensed Statements of Operations
	Year Ended December 31, 2008
(Amounts in thousands)
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$1,013,881	$22,819	$0	$1,036,700
Cost of sales	(922)	873,439	24,469	0	896,986
Gross profit (loss)	922	140,442	(1,650)	0	139,714
Selling, general and administrative expenses	20,332	10,543	22,786	0	53,661
Research and development expenses	17	3,472	1	0	3,490
Royalty expense	0	9,242	0	0	9,242
Income (loss) from operations	(19,427)	117,185	(24,437)	0	73,321
Interest expense	(15,122)	0	0	0	(15,122)
Noncash Titan Europe Plc charge	(37,698)	0	0	0	(37,698)
Other income (expense)	832	(267)	1,944	0	2,509
Income (loss) before income taxes	(71,415)	116,918	(22,493)	0	23,010
Income tax provision (benefit)	(30,024)	49,152	(9,455)	0	9,673
Equity in earnings of subsidiaries	54,728	(1,062)	32,200	(85,866)	0
Net income	$13,337	$66,704	$19,162	$(85,866)	$13,337

	Consolidating Condensed Balance Sheets
	December 31, 2010
(Amounts in thousands)
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$239,362	$3	$135	$0	$239,500
Accounts receivable	0	85,335	3,669	0	89,004
Inventories	0	113,104	14,878	0	127,982
Prepaid and other current assets	14,732	15,937	785	0	31,454
Total current assets	254,094	214,379	19,467	0	487,940
Property, plant and equipment, net	7,678	218,999	21,377	0	248,054
Investment in subsidiaries	39,465	9,057	10	(48,532)	0
Other assets	22,183	869	28,424	0	51,476
Total assets	$323,420	$443,304	$69,278	$(48,532)	$787,470

Liabilities and Stockholders’ Equity
Accounts payable	$1,406	$32,305	$1,570	$0	$35,281
Other current liabilities	16,066	38,689	2,317	0	57,072
Total current liabilities	17,472	70,994	3,887	0	92,353
Long-term debt	373,564	0	0	0	373,564
Other long-term liabilities	9,161	28,083	5,994	0	43,238
Intercompany accounts	(355,092)	110,361	244,731	0	0
Stockholders’ equity	278,315	233,866	(185,334)	(48,532)	278,315
Total liabilities and stockholders’ equity	$323,420	$443,304	$69,278	$(48,532)	$787,470

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidating Condensed Balance Sheets
	December 31, 2009
(Amounts in thousands)
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$229,004	$8	$170	$0	$229,182
Accounts receivable	(201)	65,533	2,181	0	67,513
Inventories	0	92,116	18,020	0	110,136
Prepaid and other current assets	19,857	17,881	647	0	38,385
Total current assets	248,660	175,538	21,018	0	445,216
Property, plant and equipment, net	7,602	222,184	24,675	0	254,461
Investment in subsidiaries	10,748	9,057	10	(19,815)	0
Other assets	23,870	760	12,156	0	36,786
Total assets	$290,880	$407,539	$57,859	$(19,815)	$736,463

Liabilities and Stockholders’ Equity
Accounts payable	$1,086	$22,248	$912	$0	$24,246
Other current liabilities	8,288	35,817	1,721	0	45,826
Total current liabilities	9,374	58,065	2,633	0	70,072
Long-term debt	366,300	0	0	0	366,300
Other long-term liabilities	5,574	26,475	6,089	0	38,138
Intercompany accounts	(352,321)	128,302	224,019	0	0
Stockholders’ equity	261,953	194,697	(174,882)	(19,815)	261,953
Total liabilities and stockholders’ equity	$290,880	$407,539	$57,859	$(19,815)	$736,463

	Consolidating Condensed Statements of Cash Flows
	Year Ended December 31, 2010
(Amounts in thousands)
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$28,158	$21,809	$744	$50,711

Cash flows from investing activities:
Capital expenditures	(6,155)	(21,865)	(834)	(28,854)
Other, net	0	51	55	106
Net cash used for investing activities	(6,155)	(21,814)	(779)	(28,748)

Cash flows from financing activities:
Proceeds from borrowings	200,000	0	0	200,000
Repurchase of senior notes	(206,166)	0	0	(206,166)
Proceeds from exercise of stock options	285	0	0	285
Payment of financing fees	(5,057)	0	0	(5,057)
Other, net	(707)	0	0	(707)
Net cash used for financing activities	(11,645)	0	0	(11,645)

Net increase (decrease) in cash and cash equivalents	10,358	(5)	(35)	10,318
Cash and cash equivalents, beginning of period	229,004	8	170	229,182
Cash and cash equivalents, end of period	$239,362	$3	$135	$239,500

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidating Condensed Statements of Cash Flows
	Year Ended December 31, 2009
(Amounts in thousands)
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$36,592	$35,986	$(265)	$72,313

Cash flows from investing activities:
Capital expenditures	(2,704)	(36,061)	(772)	(39,537)
Acquisition of shares of Titan Europe Plc	0	0	(2,399)	(2,399)
Other, net	0	25	1,017	1,042
Net cash used for investing activities	(2,704)	(36,036)	(2,154)	(40,894)

Cash flows from financing activities:
Proceeds from borrowings	172,500	0	0	172,500
Repurchase of senior notes	(4,726)	0	0	(4,726)
Payment on debt	(25,000)	0	0	(25,000)
Proceeds from exercise of stock options	1,142	0	0	1,142
Payment of financing fees	(7,107)	0	0	(7,107)
Other, net	(704)	0	0	(704)
Net cash provided by financing activities	136,105	0	0	136,105

Net increase (decrease) in cash and cash equivalents	169,993	(50)	(2,419)	167,524
Cash and cash equivalents, beginning of period	59,011	58	2,589	61,658
Cash and cash equivalents, end of period	$229,004	$8	$170	$229,182

	Consolidating Condensed Statements of Cash Flows
	Year Ended December 31, 2008
(Amounts in thousands)
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(25,759)	$73,451	$3,478	$51,170

Cash flows from investing activities:
Capital expenditures	(4,534)	(73,461)	(1,958)	(79,953)
Other, net	7	6	91	104
Net cash used for investing activities	(4,527)	(73,455)	(1,867)	(79,849)

Cash flows from financing activities:
Proceeds on revolving credit facility	25,000	0	0	25,000
Proceeds from exercise of stock options	3,536	0	0	3,536
Excess tax benefit from stock options exercised	4,131	0	0	4,131
Other, net	(655)	0	0	(655)
Net cash provided by financing activities	32,012	0	0	32,012

Net increase (decrease) in cash and cash equivalents	1,726	(4)	1,611	3,333
Cash and cash equivalents, beginning of year	57,285	62	978	58,325
Cash and cash equivalents, end of year	$59,011	$58	$2,589	$61,658

TITAN INTERNATIONAL, INC.

SCHEDULE II – VALUATION RESERVES

Description	Balance at beginning of year	Additions to costs and expenses	Deductions	Balance at end of year

Year ended December 31, 2010
Reserve deducted in the balance sheet from the assets to which it applies

Allowance for doubtful accounts	$3,958,000	$255,000	$(324,000)	$3,889,000
Allowance for inventory obsolescence	$2,296,000	$5,294,000	$(222,000)	$7,368,000

Year ended December 31, 2009
Reserve deducted in the balance sheet from the assets to which it applies

Allowance for doubtful accounts	$6,639,000	$1,248,000	$(3,929,000)	$3,958,000
Allowance for inventory obsolescence	$3,818,000	$(991,000)	$(531,000)	$2,296,000

Year ended December 31, 2008
Reserve deducted in the balance sheet from the assets to which it applies

Allowance for doubtful accounts	$5,258,000	$1,489,000	$(108,000)	$6,639,000
Allowance for inventory obsolescence	$4,671,000	$(162,000)	$(691,000)	$3,818,000

S-1