Form 10-Q
period 2011-03-31
TITAN INTERNATIONAL INC
filed 2011-04-27
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: March 31, 2011

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
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	April 21, 2011

Common stock, no par value per share	42,072,631

TITAN INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations for the Three Months Ended March 31, 2011 and 2010	1

	Consolidated Condensed Balance Sheets as of March 31, 2011, and December 31, 2010	2

	Consolidated Condensed Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2011	3

	Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	4

	Notes to Consolidated Condensed Financial Statements	5-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

Part II.	Other Information

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 6.	Exhibits	33

	Signatures	33

PART I.  FINANCIAL INFORMATION

Item 1.             Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended
	March 31,
	2011	2010
Net sales	$280,829	$196,448
Cost of sales	224,557	170,361
Gross profit	56,272	26,087
Selling, general and administrative expenses	25,293	11,809
Research and development expenses	1,183	2,027
Royalty expense	2,917	2,121
Income from operations	26,879	10,130
Interest expense	(6,280)	(7,056)
Noncash convertible debt conversion charge	(16,135)	0
Other income	193	333
Income before income taxes	4,657	3,407
Provision for income taxes	7,693	1,329
Net income (loss)	$(3,036)	$2,078
Earnings (loss) per common share:
Basic	$(.07)	$.06
Diluted	(.07)	.06
Average common shares outstanding:
Basic	40,511	34,772
Diluted	40,511	35,329

Dividends declared per common share:	$.005	$.005

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	March 31,	December 31,
Assets	2011	2010
Current assets
Cash and cash equivalents	$230,048	$239,500
Accounts receivable	139,025	89,004
Inventories	133,679	127,982
Deferred income taxes	12,791	12,791
Prepaid and other current assets	18,031	18,663
Total current assets	533,574	487,940

Property, plant and equipment, net	242,064	248,054
Other assets	49,332	51,476

Total assets	$824,970	$787,470

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$45,186	$35,281
Other current liabilities	65,547	57,072
Total current liabilities	110,733	92,353

Long-term debt	312,881	373,564
Deferred income taxes	9,385	1,970
Other long-term liabilities	41,114	41,268
Total liabilities	474,113	509,155

Stockholders’ equity
Common stock(no par, 120,000,000 shares authorized, 44,092,997 and 37,475,288 issued, respectively)	37	30
Additional paid-in capital	375,746	300,540
Retained earnings	12,782	16,028
Treasury stock (at cost, 2,076,040 and 2,108,561 shares, respectively)	(19,033)	(19,324)
Treasury stock reserved for deferred compensation	(1,233)	(1,917)
Accumulated other comprehensive loss	(17,442)	(17,042)
Total stockholders’ equity	350,857	278,315

Total liabilities and stockholders’ equity	$824,970	$787,470

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total

Balance January 1, 2011	#35,366,727	$30	$300,540	$16,028	$(19,324)	$(1,917)	$(17,042)	$278,315

Comprehensive income (loss):
Net loss				(3,036)				(3,036)
Pension liability adjustments, net of tax							593	593
Unrealized loss on investment, net of tax							(993)	(993)
Comprehensive loss								(3,436)
Dividends on common stock				(210)				(210)
Note conversion	6,617,709	7	73,902					73,909
Exercise of stock options	26,125		(4)		234			230
Stock-based compensation			393					393
Deferred compensation transactions			846			684		1,530
Issuance of treasury stock under 401(k) plan	6,396		69		57			126

Balance March 31, 2011	#42,016,957	$37	$375,746	$12,782	$(19,033)	$(1,233)	$(17,442)	$350,857

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(3,036)	$2,078
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	9,299	9,281
Deferred income tax provision	7,415	1,275
Noncash convertible debt conversion charge	16,135	0
Stock-based compensation	393	0
Issuance of treasury stock under 401(k) plan	126	123
(Increase) decrease in assets:
Accounts receivable	(50,021)	(34,789)
Inventories	(5,697)	(19,462)
Prepaid and other current assets	632	3,099
Other assets	10	46
Increase in liabilities:
Accounts payable	9,905	22,432
Other current liabilities	8,442	4,413
Other liabilities	802	1,365
Net cash used for operating activities	(5,595)	(10,139)

Cash flows from investing activities:
Capital expenditures	(3,469)	(3,508)
Other	623	42
Net cash used for investing activities	(2,846)	(3,466)

Cash flows from financing activities:
Repurchase of senior unsecured notes	(1,064)	0
Proceeds from exercise of stock options	230	0
Payment of financing fees	0	(186)
Dividends paid	(177)	(176)
Net cash used for financing activities	(1,011)	(362)

Net decrease in cash and cash equivalents	(9,452)	(13,967)

Cash and cash equivalents at beginning of period	239,500	229,182

Cash and cash equivalents at end of period	$230,048	$215,215

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary for a fair statement of the Company’s financial position as of March 31, 2011, and the results of operations and cash flows for the three months ended March 31, 2011 and 2010.

Accounting policies have continued without significant change and are described in the Description of Business and Significant Accounting Policies contained in the Company’s 2010 Annual Report on Form 10-K.  These interim financial statements have been prepared pursuant to the Securities and Exchange Commission’s rules for Form 10-Q’s and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value.  Investments in marketable equity securities are recorded at fair value.  The senior secured 7.875% notes due 2017 (senior secured notes) and convertible senior subordinated 5.625% notes due 2017 (convertible notes) are carried at cost of $200.0 million and $112.9 million at March 31, 2011, respectively.  The fair value of these notes at March 31, 2011, as obtained through independent pricing sources, was approximately $214.0 million for the senior secured notes and approximately $317.8 million for the convertible notes.  The increase in the fair value of the convertible notes is due primarily to the increased value of the underlying common stock.

Cash dividends
The Company declared cash dividends of $.005 per share of common stock for each of the three months ended March 31, 2011 and 2010.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Accounts receivable	$143,258	$92,893
Allowance for doubtful accounts	(4,233)	(3,889)
Accounts receivable, net	$139,025	$89,004

TITAN INTERNATIONAL, INC
Notes to Consolidated Condensed Financial Statements
(Unaudited)

3.  INVENTORIES

Inventories consisted of the following (in thousands):
	March 31,	December 31,
	2011	2010
Raw materials	$54,169	$56,414
Work-in-process	18,103	16,860
Finished goods	64,010	59,680
	136,282	132,954
Adjustment to LIFO basis	(2,603)	(4,972)
	$133,679	$127,982

At March 31, 2011, cost is determined using the first-in, first-out (FIFO) method for approximately 66% of inventories and the last-in, first-out (LIFO) method for approximately 34% of the inventories.  At December 31, 2010, the FIFO method was used for approximately 64% of inventories and LIFO was used for approximately 36% of the inventories.  Included in the inventory balances were provisions for slow-moving and obsolete inventory of $7.6 million at March 31, 2011, and $7.4 million at December 31, 2010.

4.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Land and improvements	$3,061	$3,061
Buildings and improvements	98,234	98,233
Machinery and equipment	385,153	383,231
Tools, dies and molds	84,901	84,134
Construction-in-process	8,040	8,741
	579,389	577,400
Less accumulated depreciation	(337,325)	(329,346)
	$242,064	$248,054

Depreciation on fixed assets for the three months ended March 31, 2011 and 2010, totaled $8.8 million and $8.6 million, respectively.

TITAN INTERNATIONAL, INC
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5.  INVESTMENT IN TITAN EUROPE PLC

Investment in Titan Europe Plc consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Investment in Titan Europe Plc	$21,165	$22,693

Titan Europe Plc is publicly traded on the AIM market in London, England.  The Company’s investment in Titan Europe represents a 22.9% ownership percentage.  The Company has considered the applicable guidance in Accounting Standards Codification (ASC) 323 Investments – Equity Method and Joint Ventures and has concluded that the Company’s investment in Titan Europe Plc should be accounted for as an available-for-sale security and recorded at fair value in accordance with ASC 320 Investments – Debt and Equity Securities as the Company does not have significant influence over Titan Europe Plc.  The investment in Titan Europe Plc is included as a component of other assets on the Consolidated Condensed Balance Sheets.  Titan’s cost basis in Titan Europe is $5.0 million.  Titan’s accumulated other comprehensive income includes a gain on the Titan Europe Plc investment of $10.5 million, which is net of tax of $5.6 million.  The decreased value in the Titan Europe Plc investment at March 31, 2011, was due primarily to a lower publicly quoted Titan Europe Plc market price.

6.  WARRANTY

Changes in the warranty liability consisted of the following (in thousands):

	2011	2010
Warranty liability, January 1	$12,471	$9,169
Provision for warranty liabilities	5,256	3,629
Warranty payments made	(3,743)	(3,377)
Warranty liability, March 31	$13,984	$9,421

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

7.  REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):
	March 31,	December 31,
	2011	2010
7.875% senior notes due 2017	$200,000	$200,000
5.625% convertible senior notes due 2017	112,881	172,500
8% senior unsecured notes due January 2012	0	1,064
	312,881	373,564
Less: Amounts due within one year	0	0
	$312,881	$373,564

TITAN INTERNATIONAL, INC
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Aggregate maturities of long-term debt at March 31, 2011, were as follows (in thousands):

April 1 – December 31, 2011	$0
2012	0
2013	0
2014	0
2015	0
Thereafter	312,881
$312,881

7.875% senior secured notes due 2017
The Company’s 7.875% senior secured notes (senior secured notes) are due October 2017.  These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Wheel Corporation of Illinois, Titan Tire Corporation of Freeport, and Titan Tire Corporation of Bryan.  The Company’s senior secured notes outstanding balance was $200.0 million at March 31, 2011.

5.625% convertible senior subordinated notes due 2017
The Company’s 5.625% convertible senior subordinated notes (convertible notes) are due January 2017.  The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The Company’s convertible notes balance was $112.9 million at March 31, 2011.

In the first quarter of 2011, the Company closed an Exchange Agreement with a note holder of the convertible notes, pursuant to which such holder converted approximately $59.6 million in aggregate principal amount of the Convertible Notes into approximately 6.6 million shares of the Company’s common stock, plus a payment for the accrued and unpaid interest.  In connection with the exchange, the Company recognized a noncash charge of $16.1 million in accordance with ASC 470-20 Debt – Debt with Conversion and Other Options.

8% senior unsecured notes due 2012
In the first quarter of 2011, Titan satisfied and discharged the indenture relating to the 8% senior unsecured notes due January 2012 by depositing with the trustee $1.1 million cash representing the outstanding principal of such notes and interest payments due on July 15, 2011, and at maturity on January 15, 2012.  Titan irrevocably instructed the trustee to apply the deposited money toward the interest and principal of the notes.

Revolving credit facility

The Company’s $100 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a January 2014 termination date and is collateralized by the accounts receivable and inventory of Titan and certain of its domestic subsidiaries.  During the first quarter of 2011 and at March 31, 2011, there were no borrowings under the credit facility.  The credit facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants.  Titan is in compliance with these covenants and restrictions as of March 31, 2011.

TITAN INTERNATIONAL, INC
Notes to Consolidated Condensed Financial Statements
(Unaudited)

8.  LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At March 31, 2011, future minimum commitments under noncancellable operating leases with initial or remaining terms of at least one year were as follows (in thousands):

April 1 – December 31, 2011	$370
2012	79
2013	18
2014	1
Thereafter	0
Total future minimum lease payments	$468

9.  EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  The Company also sponsors four 401(k) retirement savings plans.  The Company expects to contribute approximately $2 million to the pension plans during the remainder of 2011.

The components of net periodic pension cost consisted of the following (in thousands):

	Three months ended March 31,
	2011	2010
Interest cost	$1,272	$1,300
Expected return on assets	(1,315)	(1,227)
Amortization of unrecognized prior service cost	34	34
Amortization of unrecognized deferred taxes	(14)	(14)
Amortization of net unrecognized loss	936	907
Net periodic pension cost	$913	$1,000

10.  ROYALTY EXPENSE

The Company has a trademark license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses recorded were $2.9 million and $2.1 million for the first quarter of 2011 and 2010, respectively.

TITAN INTERNATIONAL, INC
Notes to Consolidated Condensed Financial Statements
(Unaudited)

11.  OTHER INCOME

Other income consisted of the following (in thousands):

	Three months ended March 31,
	2011	2010
Investment gain on marketable securities	$93	$196
Interest income	145	94
Other income (expense)	(45)	43
	$193	$333

12.  INCOME TAXES

The Company recorded income tax expense of $7.7 million and $1.3 million for the quarters ended March 31, 2011 and 2010, respectively.  The Company’s effective income tax rate was 165% and 39% for the three months ended March 31, 2011 and 2010, respectively.  The Company’s 2011 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $16.1 million noncash charge taken in connection with the Company’s convertible debt.  This noncash charge is not deductible for income tax purposes.

13.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following (in thousands):

	Three months ended March 31,
	2011	2010
Net income (loss)	$(3,036)	$2,078
Unrealized loss on investment, net of tax	(993)	(918)
Pension liability adjustments, net of tax	593	575
	$(3,436)	$1,735

TITAN INTERNATIONAL, INC
Notes to Consolidated Condensed Financial Statements
(Unaudited)

14.  SEGMENT INFORMATION

The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
Revenues from external customers
Agricultural	$209,997	$151,112
Earthmoving/construction	66,511	41,815
Consumer	4,321	3,521
	$280,829	$196,448

Gross profit
Agricultural	$47,700	$23,890
Earthmoving/construction	8,195	3,150
Consumer	1,002	668
Unallocated corporate	(625)	(1,621)
	$56,272	$26,087

Income from operations
Agricultural	$42,868	$19,955
Earthmoving/construction	6,288	690
Consumer	916	581
Unallocated corporate	(23,193)	(11,096)
Consolidated income from operations	26,879	10,130
Interest expense	(6,280)	(7,056)
Noncash convertible debt conversion charge	(16,135)	0
Other income, net	193	333
Income before income taxes	$4,657	$3,407

Assets by segment were as follows (in thousands):

	March 31,	December 31,
Total Assets	2011	2010
Agricultural	$347,432	$304,048
Earthmoving/construction	193,276	181,249
Consumer	9,239	5,863
Unallocated corporate	275,023	296,310
Consolidated totals	$824,970	$787,470

TITAN INTERNATIONAL, INC
Notes to Consolidated Condensed Financial Statements
(Unaudited)

15.  EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended
	March 31, 2011			March 31, 2010
	Net Loss	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic EPS	$(3,036)	40,511	$(.07)	$2,078	34,772	$.06
Effect of stock options/trusts	0	0		0	557
Diluted EPS	$(3,036)	40,511	$(.07)	$2,078	35,329	$.06

The effect of convertible notes has been excluded for both of the three months ended March 31, 2011 and 2010, as the effect would have been antidilutive.  The weighted average share amount excluded for convertible notes totaled 12.3 million shares and 16.0 million shares for the three months ended March 31, 2011 and 2010, respectively.

The effect of stock options/trusts has been excluded for the three months ended March 31, 2011, as the effect would have been antidilutive.  The weighted average share amount excluded was 0.3 million shares.

16.  FAIR VALUE MEASUREMENTS

ASC 820 Fair Value Measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments;

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

	March 31, 2011			December 31, 2010
	Total	Level 1	Levels 2&3	Total	Level 1	Levels 2&3
Investment in Titan Europe Plc	$21,165	$21,165	$0	$22,693	$22,693	$0
Investment in marketable securities	12,791	12,791	0	11,168	11,168	0
Total	$33,956	$33,956	$0	$33,861	$33,861	$0

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

TITAN INTERNATIONAL, INC
Notes to Consolidated Condensed Financial Statements
(Unaudited)

18.  RECENTLY ISSUED ACCOUNTING STANDARDS

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2010 Annual Report on Form 10-K.

19.  SUBSEQUENT EVENTS

Purchase of Goodyear’s Latin American Farm Tire Business

On April 1, 2011, Titan closed on the acquisition of The Goodyear Tire & Rubber Company’s Latin American farm tire business for approximately $98.6 million U.S. dollars, subject to post-closing conditions and adjustments.  The transaction includes Goodyear’s Sao Paulo, Brazil manufacturing plant, property, equipment and inventories and a licensing agreement that allows Titan to sell Goodyear-brand farm tires in Latin America for seven years and extends the North American licensing agreement for seven years.

TITAN INTERNATIONAL, INC
Notes to Consolidated Condensed Financial Statements
(Unaudited)

20.  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The Company’s 5.625% convertible senior subordinated notes are guaranteed by the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, Titan Tire Corporation of Texas, Titan Wheel Corporation of Illinois, and Titan Wheel Corporation of Virginia.  The note guarantees are full and unconditional, joint and several obligations of the guarantors.  The following condensed consolidating financial statements are presented using the equity method of accounting.  Certain sales & marketing expenses recorded by non-guarantor subsidiaries have not been allocated to the guarantor subsidiaries.

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended March 31, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$280,829	$0	$0	$280,829
Cost of sales	361	223,754	442	0	224,557
Gross profit (loss)	(361)	57,075	(442)	0	56,272
Selling, general and administrative expenses	15,405	2,725	7,163	0	25,293
Research and development expenses	0	1,183	0	0	1,183
Royalty expense	0	2,917	0	0	2,917
Income (loss) from operations	(15,766)	50,250	(7,605)	0	26,879
Interest expense	(6,280)	0	0	0	(6,280)
Noncash convertible debt conversion charge	(16,135)	0	0	0	(16,135)
Other income (expense)	317	(202)	78	0	193
Income (loss) before income taxes	(37,864)	50,048	(7,527)	0	4,657
Provision (benefit) for income taxes	(8,039)	18,518	(2,786)	0	7,693
Equity in earnings of subsidiaries	26,789	(60)	60	(26,789)	0
Net income (loss)	$(3,036)	$31,470	$(4,681)	$(26,789)	$(3,036)

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended March 31, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$196,448	$0	$0	$196,448
Cost of sales	1,324	168,550	487	0	170,361
Gross profit (loss)	(1,324)	27,898	(487)	0	26,087
Selling, general and administrative expenses	4,864	2,334	4,611	0	11,809
Research and development expenses	0	2,027	0	0	2,027
Royalty expense	0	2,121	0	0	2,121
Income (loss) from operations	(6,188)	21,416	(5,098)	0	10,130
Interest expense	(7,056)	0	0	0	(7,056)
Other income (expense)	290	(2)	45	0	333
Income (loss) before income taxes	(12,954)	21,414	(5,053)	0	3,407
Provision (benefit) for income taxes	(5,052)	8,352	(1,971)	0	1,329
Equity in earnings of subsidiaries	9,980	(88)	88	(9,980)	0
Net income (loss)	$2,078	$12,974	$(2,994)	$(9,980)	$2,078

TITAN INTERNATIONAL, INC
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	March 31, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$229,924	$7	$117	$0	$230,048
Accounts receivable	0	139,025	0	0	139,025
Inventories	0	133,679	0	0	133,679
Prepaid and other current assets	14,063	16,389	370	0	30,822
Total current assets	243,987	289,100	487	0	533,574
Property, plant and equipment, net	7,667	229,385	5,012	0	242,064
Investment in subsidiaries	61,855	9,057	20	(70,932)	0
Other assets	21,573	1,060	26,699	0	49,332
Total assets	$335,082	$528,602	$32,218	$(70,932)	$824,970

Liabilities and Stockholders’ Equity
Accounts payable	$790	$44,006	$390	$0	$45,186
Other current liabilities	20,332	42,860	2,355	0	65,547
Total current liabilities	21,122	86,866	2,745	0	110,733
Long-term debt	312,881	0	0	0	312,881
Other long-term liabilities	16,980	27,671	5,848	0	50,499
Intercompany accounts	(366,758)	189,850	176,908	0	0
Stockholders’ equity	350,857	224,215	(153,283)	(70,932)	350,857
Total liabilities and stockholders’ equity	$335,082	$528,602	$32,218	$(70,932)	$824,970

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	December 31, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$239,362	$6	$132	$0	$239,500
Accounts receivable	0	89,004	0	0	89,004
Inventories	0	127,982	0	0	127,982
Prepaid and other current assets	14,732	16,240	482	0	31,454
Total current assets	254,094	233,232	614	0	487,940
Property, plant and equipment, net	7,678	235,143	5,233	0	248,054
Investment in subsidiaries	39,465	9,057	20	(48,542)	0
Other assets	22,183	869	28,424	0	51,476
Total assets	$323,420	$478,301	$34,291	$(48,542)	$787,470

Liabilities and Stockholders’ Equity
Accounts payable	$1,406	$33,473	$402	$0	$35,281
Other current liabilities	16,066	39,186	1,820	0	57,072
Total current liabilities	17,472	72,659	2,222	0	92,353
Long-term debt	373,564	0	0	0	373,564
Other long-term liabilities	9,161	28,083	5,994	0	43,238
Intercompany accounts	(355,092)	178,164	176,928	0	0
Stockholders’ equity	278,315	199,395	(150,853)	(48,542)	278,315
Total liabilities and stockholders’ equity	$323,420	$478,301	$34,291	$(48,542)	$787,470

TITAN INTERNATIONAL, INC
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Three Months Ended March 31, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(8,115)	$2,487	$33	$(5,595)

Cash flows from investing activities:
Capital expenditures	(312)	(3,100)	(57)	(3,469)
Other, net	0	614	9	623
Net cash used for investing activities	(312)	(2,486)	(48)	(2,846)

Cash flows from financing activities:
Repurchase of senior unsecured notes	(1,064)	0	0	(1,064)
Proceeds from exercise of stock options	230	0	0	230
Dividends paid	(177)	0	0	(177)
Net cash used for financing activities	(1,011)	0	0	(1,011)

Net increase (decrease) in cash and cash equivalents	(9,438)	1	(15)	(9,452)
Cash and cash equivalents, beginning of period	239,362	6	132	239,500
Cash and cash equivalents, end of period	$229,924	$7	$117	$230,048

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Three Months Ended March 31, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(13,596)	$3,427	$30	$(10,139)

Cash flows from investing activities:
Capital expenditures	0	(3,460)	(48)	(3,508)
Other, net	0	37	5	42
Net cash used for investing activities	0	(3,423)	(43)	(3,466)

Cash flows from financing activities:
Payment of financing fees	(186)	0	0	(186)
Dividends paid	(176)	0	0	(176)
Net cash used for financing activities	(362)	0	0	(362)

Net increase (decrease) in cash and cash equivalents	(13,958)	4	(13)	(13,967)
Cash and cash equivalents, beginning of period	229,004	11	167	229,182
Cash and cash equivalents, end of period	$215,046	$15	$154	$215,215

TITAN INTERNATIONAL, INC
Notes to Consolidated Condensed Financial Statements
(Unaudited)

21.  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The Company’s 7.875% senior secured notes are guaranteed by the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois.  The note guarantees are full and unconditional, joint and several obligations of the guarantors.  The following condensed consolidating financial statements are presented using the equity method of accounting.  Certain sales & marketing expenses recorded by non-guarantor subsidiaries have not been allocated to the guarantor subsidiaries.

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended March 31, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$274,961	$5,868	$0	$280,829
Cost of sales	361	217,995	6,201	0	224,557
Gross profit (loss)	(361)	56,966	(333)	0	56,272
Selling, general and administrative expenses	15,405	2,649	7,239	0	25,293
Research and development expenses	0	1,183	0	0	1,183
Royalty expense	0	2,917	0	0	2,917
Income (loss) from operations	(15,766)	50,217	(7,572)	0	26,879
Interest expense	(6,280)	0	0	0	(6,280)
Noncash convertible debt conversion charge	(16,135)	0	0	0	(16,135)
Other income (expense)	317	(235)	111	0	193
Income (loss) before income taxes	(37,864)	49,982	(7,461)	0	4,657
Provision (benefit) for income taxes	(8,039)	18,493	(2,761)	0	7,693
Equity in earnings of subsidiaries	26,789	(60)	60	(26,789)	0
Net income (loss)	$(3,036)	$31,429	$(4,640)	$(26,789)	$(3,036)

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended March 31, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$192,458	$3,990	$0	$196,448
Cost of sales	1,324	163,000	6,037	0	170,361
Gross profit (loss)	(1,324)	29,458	(2,047)	0	26,087
Selling, general and administrative expenses	4,864	2,255	4,690	0	11,809
Research and development expenses	0	1,955	72	0	2,027
Royalty expense	0	2,121	0	0	2,121
Income (loss) from operations	(6,188)	23,127	(6,809)	0	10,130
Interest expense	(7,056)	0	0	0	(7,056)
Other income (expense)	290	27	16	0	333
Income (loss) before income taxes	(12,954)	23,154	(6,793)	0	3,407
Provision (benefit) for income taxes	(5,052)	9,030	(2,649)	0	1,329
Equity in earnings of subsidiaries	9,980	(88)	88	(9,980)	0
Net income (loss)	$2,078	$14,036	$(4,056)	$(9,980)	$2,078

TITAN INTERNATIONAL, INC
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	March 31, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$229,924	$4	$120	$0	$230,048
Accounts receivable	0	134,786	4,239	0	139,025
Inventories	0	119,300	14,379	0	133,679
Prepaid and other current assets	14,063	16,018	741	0	30,822
Total current assets	243,987	270,108	19,479	0	533,574
Property, plant and equipment, net	7,667	213,858	20,539	0	242,064
Investment in subsidiaries	61,855	9,057	10	(70,922)	0
Other assets	21,573	1,060	26,699	0	49,332
Total assets	$335,082	$494,083	$66,727	$(70,922)	$824,970

Liabilities and Stockholders’ Equity
Accounts payable	$790	$42,779	$1,617	$0	$45,186
Other current liabilities	20,332	42,331	2,884	0	65,547
Total current liabilities	21,122	85,110	4,501	0	110,733
Long-term debt	312,881	0	0	0	312,881
Other long-term liabilities	16,980	27,609	5,910	0	50,499
Intercompany accounts	(366,758)	122,179	244,579	0	0
Stockholders’ equity	350,857	259,185	(188,263)	(70,922)	350,857
Total liabilities and stockholders’ equity	$335,082	$494,083	$66,727	$(70,922)	$824,970

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	December 31, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$239,362	$3	$135	$0	$239,500
Accounts receivable	0	85,335	3,669	0	89,004
Inventories	0	113,104	14,878	0	127,982
Prepaid and other current assets	14,732	15,937	785	0	31,454
Total current assets	254,094	214,379	19,467	0	487,940
Property, plant and equipment, net	7,678	218,999	21,377	0	248,054
Investment in subsidiaries	39,465	9,057	10	(48,532)	0
Other assets	22,183	869	28,424	0	51,476
Total assets	$323,420	$443,304	$69,278	$(48,532)	$787,470

Liabilities and Stockholders’ Equity
Accounts payable	$1,406	$32,305	$1,570	$0	$35,281
Other current liabilities	16,066	38,689	2,317	0	57,072
Total current liabilities	17,472	70,994	3,887	0	92,353
Long-term debt	373,564	0	0	0	373,564
Other long-term liabilities	9,161	28,083	5,994	0	43,238
Intercompany accounts	(355,092)	110,361	244,731	0	0
Stockholders’ equity	278,315	233,866	(185,334)	(48,532)	278,315
Total liabilities and stockholders’ equity	$323,420	$443,304	$69,278	$(48,532)	$787,470

TITAN INTERNATIONAL, INC
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Three Months Ended March 31, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(8,115)	$2,487	$33	$(5,595)

Cash flows from investing activities:
Capital expenditures	(312)	(3,100)	(57)	(3,469)
Other, net	0	614	9	623
Net cash used for investing activities	(312)	(2,486)	(48)	(2,846)

Cash flows from financing activities:
Repurchase of senior unsecured notes	(1,064)	0	0	(1,064)
Proceeds from exercise of stock option	230	0	0	230
Dividends paid	(177)	0	0	(177)
Net cash used for financing activities	(1,011)	0	0	(1,011)

Net increase (decrease) in cash and cash equivalents	(9,438)	1	(15)	(9,452)
Cash and cash equivalents, beginning of period	239,362	3	135	239,500
Cash and cash equivalents, end of period	$229,924	$4	$120	$230,048

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Three Months Ended March 31, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(13,596)	$3,382	$75	$(10,139)

Cash flows from investing activities:
Capital expenditures	0	(3,384)	(124)	(3,508)
Other, net	0	8	34	42
Net cash used for investing activities	0	(3,376)	(90)	(3,466)

Cash flows from financing activities:
Payment of financing fees	(186)	0	0	(186)
Dividends paid	(176)	0	0	(176)
Net cash used for financing activities	(362)	0	0	(362)

Net increase (decrease) in cash and cash equivalents	(13,958)	6	(15)	(13,967)
Cash and cash equivalents, beginning of period	229,004	8	170	229,182
Cash and cash equivalents, end of period	$215,046	$14	$155	$215,215

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of these financial statements with a narrative from the perspective of the management of Titan International, Inc. (Titan or the Company) on Titan’s financial condition, results of operations, liquidity and other factors which may affect the Company’s future results.  The MD&A in this quarterly report should be read in conjunction with the MD&A in Titan’s 2010 annual report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011.

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

The table provides highlights for the quarter ended March 31, 2011, compared to 2010 (amounts in thousands):

	Three months ended March 31,
	2011	2010	% Increase
Net sales	$280,829	$196,448	43%
Gross profit	56,272	26,087	116%
Income from operations	26,879	10,130	165%
Net income (loss)	(3,036)	2,078	n/a

The Company recorded sales of $280.8 million for the first quarter of 2011, which were 43% higher than the first quarter 2010 sales of $196.4 million.  The Company’s gross profit was $56.3 million, or 20.0% of net sales, for the first quarter of 2011, compared to $26.1 million, or 13.3% of net sales, in 2010.  Income from operations was $26.9 million for the first quarter of 2011, compared to $10.1 million in 2010.  Net loss was $(3.0) million for the quarter, compared to net income of $2.1 million in 2010.  Basic loss per share was $(.07) in the first quarter of 2011, compared to earnings per share of $.06 in 2010.  Net income (loss) and earnings per share were negatively affected by the noncash convertible debt conversion charge of $16.1 million.

COLLECTIVE BARGAINING AGREEMENTS

The labor agreements for the Company’s Bryan, Ohio and Freeport, Illinois, facilities expired on November 19, 2010, for the employees covered by their respective collective bargaining agreements, which account for approximately 30% of Titan employees in the United States.  As of March 31, 2011, the employees of these two facilities were working without a contract under the terms of the Company’s latest offer.  The respective unions have retained their rights to challenge the Company’s actions.

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

Inventories
Inventories are valued at lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method for approximately 66% of inventories and the last-in, first-out (LIFO) method for approximately 34% of inventories.  The major rubber material inventory and related work-in-process and their finished goods are accounted for under the FIFO method.  The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method.  Market value is estimated based on current selling prices.  Estimated provisions are established for excess and obsolete inventory.  Should experience change, adjustments to the estimated provisions would be necessary.

Income Taxes
Deferred income tax provisions are determined using the liability method whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax basis of assets and liabilities.  The Company assesses the realizability of its deferred tax positions and recognizes and measures uncertain tax positions in accordance with ASC 740 Income Taxes.

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  During the first three months of 2011, the Company contributed cash funds of $0.4 million to its frozen pension plans.  Titan expects to contribute approximately $2 million to these frozen defined benefit pension plans during the remainder of 2011.  For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 20 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2010.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

CONVERTIBLE SENIOR SUBORDINATED NOTES CONVERSION
In the first quarter of 2011, the Company closed an Exchange Agreement with a note holder of the convertible notes, pursuant to which such holder exchanged approximately $59.6 million in aggregate principal amount of the Convertible Notes for approximately 6.6 million shares of the Company’s common stock, plus a payment for the accrued and unpaid interest.  In connection with the exchange, the Company recognized a noncash charge of $16.1 million in accordance with ASC 470-20 Debt – Debt with Conversion and Other Options.

DISCHARGE OF SENIOR UNSECURED NOTES
In the first quarter of 2011, Titan satisfied and discharged the indenture relating to the 8% senior unsecured notes due January 2012 by depositing with the trustee $1.1 million cash representing the outstanding principal of such notes and interest payments due on July 15, 2011, and at maturity on January 15, 2012.  Titan irrevocably instructed the trustee to apply the deposited money toward the interest and principal of the notes.

SUBSEQUENT EVENTS

Purchase of Goodyear’s Latin American Farm Tire Business

On April 1, 2011, Titan closed on the acquisition of The Goodyear Tire & Rubber Company’s Latin American farm tire business for approximately $98.6 million U.S. dollars, subject to post-closing conditions and adjustments.  The transaction includes Goodyear’s Sao Paulo, Brazil manufacturing plant, property, equipment and inventories and a licensing agreement that allows Titan to sell Goodyear-brand farm tires in Latin America for seven years and extends the North American licensing agreement for seven years.

RESULTS OF OPERATIONS

Highlights for the three months ended March 31, 2011, compared to 2010 (amounts in thousands):

	Three months ended March 31,
	2011	2010
Net sales	$280,829	$196,448
Cost of sales	224,557	170,361
Gross profit	$56,272	$26,087
Gross profit margin	20.0%	13.3%

Net Sales
Net sales for the quarter ended March 31, 2011, were $280.8 million, compared to $196.4 million in 2010.  The increase in net sales was the result of continued strong demand in the agricultural segment, increasing demand in the earthmoving/construction segment, and pricing/mix improvements which were primarily the result of increased raw material prices that were passed to customers.

Cost of Sales and Gross Profit
Cost of sales was $224.6 million for the first quarter of 2011, compared to $170.4 million in 2010.  The higher cost of sales resulted from the significant increase in the quarterly sales levels and increased raw material prices.

Gross profit for the first quarter of 2011 was $56.3 million, or 20.0% of net sales, compared to $26.1 million, or 13.3% of net sales, for the first quarter of 2010.  The Company’s gross profit benefitted from improved plant utilization resulting from the higher sales levels.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):

	Three months ended March 31,
	2011	2010
Selling, general and administrative	$25,293	$11,809
Percentage of net sales	9.0%	6.0%

Selling, general and administrative (SG&A) expenses for the first quarter of 2011 were $25.3 million, or 9.0% of net sales, compared to $11.8 million, or 6.0% of net sales, for 2010.  The higher SG&A expenses were primarily the result of higher selling and marketing expenses primarily related to the increased sales levels and an increase in the accrual for the CEO special performance award due to a rise in the Company’s stock price.  Selling and marketing expenses were approximately $2 million higher in the first quarter of 2011, when compared to 2010, primarily due to increased sales levels.  Expenses recorded for CEO special performance award were approximately $9 million higher in the first quarter of 2011, when compared to 2010.

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):

	Three months ended March 31,
	2011	2010
Research and development	$1,183	$2,027
Percentage of net sales	0.4%	1.0%

Research and development (R&D) expenses were $1.2 million, or 0.4% of net sales, for the first quarter of 2011 as compared to $2.0 million, or 1.0% of net sales, for the first quarter of 2010.  The lower R&D costs recorded during the first quarter of approximately $0.8 million primarily resulted from less R&D related to the giant off-the-road (OTR) products.

Royalty Expense
Royalty expense was as follows (amounts in thousands):

	Three months ended March 31,
	2011	2010
Royalty expense	$2,917	$2,121

The Company has a trademark license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses were $2.9 million and $2.1 million for the first quarter of 2011 and 2010, respectively.  As sales subject to the license agreement increased in the first quarter of 2011, the Company’s royalty expense increased accordingly.

Income from Operations
Income from operations was as follows (amounts in thousands):

	Three months ended March 31,
	2011	2010
Income from operations	$26,879	$10,130
Percentage of net sales	9.6%	5.2%

Income from operations for the first quarter of 2011 was $26.8 million, or 9.6% of net sales, compared to $10.1 million, or 5.2% of net sales, in 2010.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense
Interest expense was as follows (amounts in thousands):

	Three months ended March 31,
	2011	2010
Interest expense	$6,280	$7,056

Interest expense was $6.3 million for the first quarter of 2011, compared to $7.1 million in 2010.  The Company’s interest expense for the first quarter of 2011 decreased from the previous year primarily as a result of the repurchase of 8% senior unsecured notes in 2010 and the exchange agreement for 5.625% convertible senior subordinated notes in the first quarter of 2011, offset by interest recorded for the 7.875% senior secured notes issued in the fourth quarter of 2010.

Noncash Convertible Debt Conversion Charge
Noncash convertible debt conversion charge was as follows (amounts in thousands):

	Three months ended March 31,
	2011	2010
Noncash convertible debt conversion charge	$16,135	$0

In the first quarter of 2011, the Company closed an exchange agreement converting approximately $59.6 million of the 5.625% convertible notes into approximately 6.6 million shares of the Company’s common stock.  In connection with the exchange, the Company recognized a noncash charge of $16.1 million in accordance with ASC 470-20 Debt – Debt with Conversion and Other Options.

Other Income
Other income was as follows (amounts in thousands):

	Three months ended March 31,
	2011	2010
Other income	$193	$333

Other income for the first quarter of 2011 was $0.2 million, compared to $0.3 million in 2010.

Income Taxes
Income taxes were as follows (amounts in thousands):

	Three months ended March 31,
	2011	2010
Income tax expense	$7,693	$1,329

The Company recorded income tax expense of $7.7 million and $1.3 million for the quarters ended March 31, 2011 and 2010, respectively.  The Company’s effective income tax rate was 165% and 39% for the three months ended March 31, 2011 and 2010, respectively.  The Company’s 2011 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $16.1 million noncash charge taken in connection with the Company’s convertible debt.  This noncash charge is not deductible for income tax purposes.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net Income (Loss)
Net income (loss) was as follows (amounts in thousands):

	Three months ended March 31,
	2011	2010
Net income (loss)	$(3,036)	$2,078

Net loss for the first quarter of 2011 was $(3.0) million, compared to net income of $2.1 million in 2010.  Basic and diluted loss per share were each $(.07) for the first quarter of 2011, compared to earnings per share of $.06 in the first quarter of 2010.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	Three months ended March 31,
	2011	2010
Net sales	$209,997	$151,112
Gross profit	47,700	23,890
Income from operations	42,868	19,955

Net sales in the agricultural market were $210.0 million for the first quarter of 2011, as compared to $151.1 million in 2010.  Sales of agricultural product increased approximately 39% when compared to the first quarter of 2010.   The increase in net sales was the result of continued strong demand and pricing/mix improvements which were primarily the result of increased raw material prices that were passed to customers.

Gross profit in the agricultural market was $47.7 million, or 22.7% of net sales, for the first quarter of 2011, compared to $23.9 million, or 15.8% of net sales, in 2010.  The Company’s gross profit benefitted from improved plant utilization resulting from the higher sales levels.  Income from operations in the agricultural market was $42.9 million for the first quarter of 2011, compared to $20.0 million for the first quarter of 2010.

Earthmoving/Construction Segment Results
Earthmoving/Construction segment results were as follows (amounts in thousands):

	Three months ended March 31,
	2011	2010
Net sales	$66,511	$41,815
Gross profit	8,195	3,150
Income from operations	6,288	690

The Company’s earthmoving/construction market net sales were $66.5 million for the first quarter of 2011, as compared to $41.8 million in 2010.  Sales of earthmoving/construction product increased approximately 59% when compared to the first quarter of 2010.  The increase in net sales was the result of increasing demand and pricing/mix improvements which were primarily the result of increased raw material prices that were passed to customers.  The Company continues to see an increase in demand in the earthmoving/construction segment.

Gross profit in the earthmoving/construction market was $8.2 million, or 12.3% of net sales, for the first quarter of 2011, as compared to $3.2 million, or 7.5% of nets sales, in 2010.  The Company’s gross profit benefitted from improved plant utilization resulting from the higher sales levels.  Income from operations in the earthmoving/construction market was $6.3 million for the first quarter of 2011 versus $0.7 million in 2010.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	Three months ended March 31,
	2011	2010
Net sales	$4,321	$3,521
Gross profit	1,002	668
Income from operations	916	581

Consumer market net sales were $4.3 million for the first quarter of 2011, as compared to $3.5 million in 2010.  The sales of the consumer market segment have shown an improvement over 2010 sales which were affected by a sustained contraction in consumer discretionary spending.

Gross profit from the consumer market was $1.0 million for the first quarter of 2011, as compared to $0.7 million in 2010.  Consumer market income from operations was $0.9 million for the first quarter of 2011 versus $0.6 million in 2010.

Segment Summary (amounts in thousands)

Three months ended March 31, 2011	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$209,997	$66,511	$4,321	$0	$280,829
Gross profit (loss)	47,700	8,195	1,002	(625)	56,272
Income (loss) from operations	42,868	6,288	916	(23,193)	26,879

Three months ended March 31, 2010
Net sales	$151,112	$41,815	$3,521	$0	$196,448
Gross profit (loss)	23,890	3,150	668	(1,621)	26,087
Income (loss) from operations	19,955	690	581	(11,096)	10,130

Corporate Expenses
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $23.2 million for the first quarter of 2011, as compared to $11.1 million for the first quarter of 2010.

Corporate expenses for the first quarter of 2011 were composed of selling and marketing expenses of approximately $6 million and administrative expenses of approximately $17 million.

Corporate expenses for the first quarter of 2010 were composed of selling and marketing expenses of approximately $4 million and administrative expenses of approximately $7 million.

Corporate selling and marketing expenses were approximately $2 million higher in the first quarter as the result of the higher sales levels.  Corporate administrative expenses were approximately $10 million higher in the first quarter of 2011 primarily as the result of an increase in the CEO special performance award due to a rise in the Company’s stock price.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

MARKET RISK SENSITIVE INSTRUMENTS

The Company’s risks related to foreign currencies, commodity prices and interest rates are consistent with those for 2010.  For more information, see the “Market Risk Sensitive Instruments” discussion in the Company’s Form 10-K for the fiscal year ended December 31, 2010.

PENSIONS

The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  These plans are described in Note 20 of the Company’s Notes to Consolidated Financial Statements in the 2010 Annual Report on Form 10-K.

The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors.  Certain of these assumptions are determined by the Company with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends.  These assumptions are reviewed on a regular basis and revised when appropriate.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations.  Titan expects to contribute approximately $2 million to these frozen defined pension plans during the remainder of 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of March 31, 2011, the Company had $230.0 million of cash balances within various bank accounts.  This cash balance decreased by $9.5 million from December 31, 2010, due to the following cash flow items.

(amounts in thousands)
	March 31,	December 31,
	2011	2010
Cash	$230,048	$239,500

Operating cash flows
Summary of cash flows from operating activities:

(amounts in thousands)	Three months ended March 31,
	2011	2010	Change
Net income (loss)	$(3,036)	$2,078	$(5,114)
Noncash convertible debt conversion charge	16,135	0	16,135
Depreciation and amortization	9,299	9,281	18
Deferred income tax provision	7,415	1,275	6,140
Accounts receivable	(50,021)	(34,789)	(15,232)
Inventories	(5,697)	(19,462)	13,765
Accounts payable	9,905	22,432	(12,527)
Other operating activities	10,405	9,046	1,359
Cash used for operating activities	$(5,595)	$(10,139)	$4,544

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

For the first quarter of 2011, operating activities used cash of $5.6 million.  This cash was primarily used by increases in accounts receivable and inventory of $50.0 million and $5.7 million, respectively, offset by higher accounts payable of $9.9 million.  Included in net loss of $(3.0) million was a noncash convertible debt conversion charge of $16.1 million, as well as noncash charges of $9.3 million for depreciation and amortization and a $7.4 million deferred income tax provision.

In the first quarter of 2010, operating activities used cash of $10.1 million.  This cash was primarily used by increases in accounts receivable and inventory of $34.8 million and $19.5 million, respectively, offset by higher accounts payable of $22.4 million.  Net income of $2.1 million included $9.3 million of noncash charges for depreciation and amortization.  Deferred tax assets were reduced by $1.3 million as the Company used first quarter 2010 income to reduce the deferred tax asset for previously recorded net operating losses.

Operating cash flows increased $4.5 million when comparing the first quarter of 2011 to the first quarter of 2010.  This increase was largely the result of the noncash convertible debt conversion charge of $16.1 million and inventories increasing $13.8 million.  These increases in cash flows were offset by decreases in cash flow from accounts receivable of $15.2 million and accounts payable of $12.5 million.  The significant increase in accounts receivable is the result of increased sales of approximately 21% when comparing first quarter 2011 to the previous quarter (fourth quarter 2010).

Investing cash flows
Summary of cash flows from investing activities:

(amounts in thousands)	Three months ended March 31,
	2011	2010	Change
Capital expenditures	$(3,469)	$(3,508)	$39
Other investing activities	623	42	581
Cash used for investing activities	$(2,846)	$(3,466)	$620

Net cash used for investing activities was $2.8 million in the first quarter of 2011, as compared to $3.5 million in the first quarter of 2010.  The Company invested a total of $3.5 million in capital expenditures for both of the three months ended March 31, 2011 and 2010.  The 2011 and the 2010 expenditures represent various equipment purchases and improvements to enhance production capabilities.  The other investing activities are primarily the result of asset disposals.

Financing cash flows
Summary of cash flows from financing activities:

(amounts in thousands)	Three months ended March 31,
	2011	2010	Change
Repurchase of senior notes	$(1,064)	$0	$(1,064)
Proceeds from exercise of stock options	230	0	230
Payment of financing fees	0	(186)	186
Other financing activities	(177)	(176)	(1)
Cash used for financing activities	$(1,011)	$(362)	$(649)

For the first quarter of 2011, $1.0 million of cash was used for financing activities.  This cash was primarily used to repurchase $1.1 million of senior notes.

In the first quarter of 2010, $0.4 million of cash was used for financing activities.

Financing cash flows decreased $0.6 million when comparing the first quarter of 2011 to the first quarter of 2010.  This change was primarily the result of the repurchase of senior notes in the first quarter of 2011.

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

The Company was in compliance with these covenants and restrictions as of March 31, 2011.  The collateral coverage ratio was not applicable as there were no outstanding borrowings under the revolving credit facility at March 31, 2011.  The fixed charge coverage ratio did not apply for the quarter ended March 31, 2011.

Liquidity Outlook

At March 31, 2011, the Company had $230.0 million of cash and cash equivalents and no outstanding borrowings on the Company’s $100 million credit facility.

Capital expenditures for the remainder of 2011 are forecasted to be approximately $13 million to $15 million.  Cash payments for interest are currently forecasted to be approximately $11 million for the remainder of 2011 based on March 31, 2011, debt balances.

On April 1, 2011, Titan closed on the acquisition of The Goodyear Tire & Rubber Company’s Latin American farm tire business for approximately $98.6 million U.S. dollars, subject to post-closing conditions and adjustments.  The Company funded the acquisition with cash on hand.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

NEW ACCOUNTING STANDARDS

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2010 Annual Report on Form 10-K.

MARKET CONDITIONS AND OUTLOOK

In the first quarter of 2011, Titan experienced a significantly higher sales level when compared to the sales levels in the first quarter of 2010.  The Company expects sales for the rest of 2011 to continue at strong levels.

Beginning April 1, 2011, the Company will see additional sales resulting from the acquisition of Goodyear’s Latin American farm tire business.  Total revenue for this business is running at approximately $250 million annually which includes approximately $125 million of farm product sales and approximately $125 million of non-agriculture product that Titan will build for Goodyear under supply agreements.

Energy, raw material and petroleum-based product costs have been exceptionally volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

The labor agreements for the Company’s Bryan, Ohio and Freeport, Illinois, facilities expired on November 19, 2010, for the employees covered by their respective collective bargaining agreements, which account for approximately 30% of Titan employees in the United States.  As of March 31, 2011, the employees of these two facilities were working without a contract under the terms of the Company’s latest offer.  The respective unions have retained their rights to challenge the Company’s actions.

AGRICULTURAL MARKET OUTLOOK

Agricultural market sales were significantly higher in the first quarter 2011 when compared to the first quarter of 2010.  Strong demand in the agricultural segment continued from the second half of 2010.  Titan expects this strong demand to continue through 2011.  For the rest of 2011, the addition of Goodyear’s Latin American farm tire business will add significantly to agricultural sales.  The increase in the global population and the rising middle class in emerging countries may help grow future demand.  The gradual increase in the use of biofuels may help sustain future production. Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK

Earthmoving and mining sales are improving from the low levels of the second half of 2009.  Metals, oil and gas prices have increased from 2009’s lows.  Although they may fluctuate in the short-term, in the long-term, these prices are expected to remain at levels that are attractive for continued investment, which should help support future earthmoving and mining sales.  The decline in the United States housing market continues to cause a lower demand for equipment used for construction.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and the on-going banking and credit issues.  For the remainder of 2011, the Company expects an improvement in sales to continue.

CONSUMER MARKET OUTLOOK

Consumer discretionary spending has experienced a major contraction as a result of on-going economic issues, housing market decline, and high unemployment rates.  Many of the Company’s consumer market sales are ultimately used in items which fall into the discretionary spending category.  Many factors continue to affect the consumer market including weather, competitive pricing, energy prices and consumer attitude.  For the remainder of 2011, the Company expects small improvements in consumer spending related to Titan’s consumer market.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See the Company’s 2010 Annual Report filed on Form 10-K (Item 7A).  There has been no material change in this information.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and principal financial officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) are effective as of the end of the period covered by this Form 10-Q based on an evaluation of the effectiveness of disclosure controls and procedures.

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

Item 1A.  Risk Factors

See the Company’s 2010 Annual Report filed on Form 10-K (Item 1A).  There has been no material change in this information.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	April 27, 2011	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL G. REITZ
Paul G. Reitz
Chief Financial Officer
(Principal Financial Officer)