Form 10-Q
period 2011-06-30
TITAN INTERNATIONAL INC
filed 2011-07-27
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: June 30, 2011

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
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	July 25, 2011

Common stock, no par value per share	42,118,565

TITAN INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	1

	Consolidated Condensed Balance Sheets as of June 30, 2011, and December 31, 2010	2

	Consolidated Condensed Statement of Changes in Equity for the Six Months Ended June 30, 2011	3

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	4

	Notes to Consolidated Condensed Financial Statements	5-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

Part II.	Other Information

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 6.	Exhibits	42

	Signatures	42

PART I.  FINANCIAL INFORMATION

Item 1.             Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$404,447	$229,656	$685,276	$426,104
Cost of sales	340,556	195,753	565,113	366,114
Gross profit	63,891	33,903	120,163	59,990
Selling, general & administrative expenses	16,573	12,162	41,866	23,971
Research and development expenses	1,014	1,900	2,197	3,927
Royalty expense	2,350	2,413	5,267	4,534
Income from operations	43,954	17,428	70,833	27,558
Interest expense	(6,149)	(6,790)	(12,429)	(13,846)
Noncash convertible debt conversion charge	0	0	(16,135)	0
Loss on senior note repurchase	0	(2,722)	0	(2,722)
Other income (expense)	2,270	(427)	2,463	(94)
Income before income taxes	40,075	7,489	44,732	10,896
Provision for income taxes	14,798	2,920	22,491	4,249
Net income	25,277	4,569	22,241	6,647
Net (loss) attributable to noncontrolling interests	(8)	0	(8)	0
Net income attributable to Titan	$25,285	$4,569	$22,249	$6,647
Earnings per common share:
Basic	$.60	$.13	$.54	$.19
Diluted	.49	.12	.46	.19
Average common shares outstanding:
Basic	41,981	34,815	41,250	34,794
Diluted	53,394	51,407	53,229	35,347

Dividends declared per common share:	$.005	$.005	$.010	$.010

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	June 30,	December 31,
Assets	2011	2010
Current assets:
Cash and cash equivalents	$114,162	$239,500
Accounts receivable	243,478	89,004
Inventories	183,763	127,982
Deferred income taxes	13,102	12,791
Prepaid and other current assets	29,671	18,663
Total current assets	584,176	487,940

Property, plant and equipment, net	353,546	248,054
Other assets	133,970	51,476

Total assets	$1,071,692	$787,470

Liabilities and Equity
Current liabilities:
Short-term debt	$10,330	$0
Accounts payable	114,837	35,281
Other current liabilities	102,352	57,072
Total current liabilities	227,519	92,353

Long-term debt	317,881	373,564
Deferred income taxes	48,227	1,970
Other long-term liabilities	79,364	41,268
Total liabilities	672,991	509,155

Equity:
Titan stockholder’s equity:
Common stock(no par, 120,000,000 shares authorized, 44,092,997 and 37,475,288 issued, respectively)	37	30
Additional paid-in capital	377,565	300,540
Retained earnings	37,856	16,028
Treasury stock (at cost, 1,980,116 and 2,108,561 shares, respectively)	(18,172)	(19,324)
Treasury stock reserved for deferred compensation	(1,233)	(1,917)
Accumulated other comprehensive income (loss)	727	(17,042)
Total Titan stockholders’ equity	396,780	278,315
Noncontrolling interests	1,921	0
Total equity	398,701	278,315

Total liabilities and equity	$1,071,692	$787,470

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan	Noncontrolling interest	Total

Balance January 1, 2011	#35,366,727	$30	$300,540	$16,028	$(19,324)	$(1,917)	$(17,042)	$278,315	$0	$278,315

Comprehensive income:
Net income				22,249				22,249	(8)	22,241
Currency translation adjustment							2,932	2,932		2,932
Pension liability adjustments, net of tax							1,185	1,185		1,185
Unrealized gain on investment, net of tax							13,652	13,652		13,652
Comprehensive income								40,018	(8)	40,010
Dividends on common stock				(421)				(421)		(421)
Note conversion	6,617,709	7	73,902					73,909		73,909
Exercise of stock options	66,375		(119)		596			477		477
Acquisition	50,396		848		452			1,300	1,929	3,229
Stock-based compensation			1,384					1,384		1,384
Deferred compensation transactions			846			684		1,530		1,530
Issuance of treasury stock under 401(k) plan	11,674		164		104			268		268

Balance June 30, 2011	#42,112,881	$37	$377,565	$37,856	$(18,172)	$(1,233)	$727	$396,780	$1,921	$398,701

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$22,241	$6,647
Adjustments to reconcile net income to net cash
used for operating activities:
Depreciation and amortization	21,146	18,635
Deferred income tax provision	8,282	5,501
Noncash convertible debt conversion charge	16,135	0
Stock-based compensation	1,384	0
Issuance of treasury stock under 401(k) plan	268	250
Gain on acquisition	(919)	0
Loss on senior note repurchase	0	2,722
(Increase) decrease in current assets, net of acquisitions:
Accounts receivable	(152,495)	(50,386)
Inventories	(34,525)	(28,282)
Prepaid and other current assets	(6,088)	3,269
Other assets	(222)	(493)
Increase (decrease) in current liabilities, net of acquisitions:
Accounts payable	77,736	23,790
Other current liabilities	19,269	6,734
Other liabilities	(2,844)	2,419
Net cash used for operating activities	(30,632)	(9,194)

Cash flows from investing activities:
Capital expenditures	(10,196)	(11,735)
Acquisitions, net of cash acquired	(99,118)	0
Other	1,395	43
Net cash used for investing activities	(107,919)	(11,692)

Cash flows from financing activities:
Repurchase of senior unsecured notes	(1,064)	(49,744)
Term loan borrowing	14,148	0
Proceeds from exercise of stock options	477	240
Payment of financing fees	0	(186)
Dividends paid	(387)	(353)
Net cash provided by (used for) financing activities	13,174	(50,043)

Effect of exchange rate changes on cash	39	0

Net decrease in cash and cash equivalents	(125,338)	(70,929)

Cash and cash equivalents at beginning of period	239,500	229,182

Cash and cash equivalents at end of period	$114,162	$158,253

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary for a fair statement of the Company’s financial position as of June 30, 2011, the results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010.

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

Sales
Sales and revenues are presented net of sales taxes and other related taxes.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value.  Investments in marketable equity securities are recorded at fair value.  The senior secured 7.875% notes due 2017 (senior secured notes) and convertible senior subordinated 5.625% notes due 2017 (convertible notes) are carried at cost of $200.0 million and $112.9 million at June 30, 2011, respectively.  The fair value of these notes at June 30, 2011, as obtained through independent pricing sources, was approximately $209.0 million for the senior secured notes and approximately $291.5 million for the convertible notes.  The increase in the fair value of the convertible notes is due primarily to the increased value of the underlying common stock.

Cash dividends
The Company declared cash dividends of $.005 and $.010 per share of common stock for each of the three and six months ended June 30, 2011 and 2010.  The second quarter 2011 cash dividend of $.005 per share of common stock was paid July 15, 2011, to stockholders of record on June 30, 2011.

2. ACQUISITIONS

Acquisition of AII Holdings, Inc.
On April 1, 2011, Titan purchased a 70% controlling interest in AII Holding, Inc. (AII) for $1.3 million of Titan stock and payment of $2.3 million of AII’s debt.  The fair value of the identified assets acquired less liabilities assumed exceeded the fair value of the consideration transferred and noncontrolling interest.  Therefore, a bargain purchase gain of $0.9 million was recorded on the transaction.  The Company continues to evaluate the preliminary purchase price allocation, primarily the value of certain deferred taxes and the bargain purchase gain, and may revise the purchase price allocation in future periods as these estimates are finalized.

Acquisition of Goodyear’s Latin American Farm Tire Business
On April 1, 2011, Titan closed on the acquisition of The Goodyear Tire & Rubber Company’s (Goodyear) Latin American farm tire business for approximately $98.6 million U.S. dollars, subject to post-closing conditions and adjustments.  In addition, there were approximately $1.3 million of acquisition related costs recorded as selling, general and administrative costs during the six months ended June 30, 2011.  The transaction includes Goodyear’s Sao Paulo, Brazil manufacturing plant, property, equipment; inventories; a licensing agreement that allows Titan to sell Goodyear-brand farm tires in Latin America for seven years; and extends the North American licensing agreement for seven years.  Net sales and net income from the acquisition date included in the statement of operations was $92.3 million and $4.5 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The Company funded the acquisition with cash on hand.  The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values.  Inventory was valued using the comparative sales method.  Real and personal property was valued using a combination of methodologies outlined by the Brazilian Association of Technical Standards.  The excess of the purchase price over the identifiable assets acquired and liabilities assumed was reflected as goodwill.  The goodwill was allocated to the agricultural segment.  The Company continues to evaluate the preliminary purchase price allocation, primarily the value of certain deferred taxes and goodwill, and may revise the purchase price allocation in future periods as these estimates are finalized.

The preliminary purchase price allocation of the Latin American farm tire business consisted of the following
 (in thousands):

Cash	$1,018
Inventories	14,562
Prepaid & other current assets	4,929
Property, plant & equipment	108,905
Goodwill	21,388
Other assets	39,263
Other current liabilities	(21,127)
Deferred income taxes	(29,477)
Other noncurrent liabilities	(40,823)
Net assets acquired	$98,638

The preliminary purchase price allocation includes $42.5 million for prepaid royalty.  The prepaid royalty is for a seven year period and was calculated using a 2% royalty discounted at a 10% rate.  The prepaid royalty and discount will be amortized over the seven year period of the agreement.  The current portion of the prepaid royalty was $3.9 million and is included in prepaid & other current assets.  The noncurrent portion of the prepaid royalty was $38.6 million and is included in other assets.

The preliminary purchase price allocation includes $53.9 million for supply agreement liability which was valued using the incremental income method.  The supply agreement liability was recorded as the supply agreements are for sales at below market prices.  The liability will be amortized with an offset to cost of sales over the three year life of the agreement.  The current portion of the supply agreement was $18.0 million and is included in other current liabilities.  The noncurrent portion of the supply agreement was $35.9 million and is included in other noncurrent liabilities.

Pro forma financial information
The following unaudited pro forma financial information gives effect to the acquisition of Goodyear’s Latin American farm tire business as if the acquisition had taken place on January 1, 2010.  The pro forma financial information for the Sao Paulo, Brazil manufacturing facility was derived from The Goodyear Tire & Rubber Company’s historical accounting records.  These amounts have been calculated by adjusting the historical results of the Sao Paulo, Brazil facility to reflect the additional depreciation and the amortization of the prepaid royalty discount and supply agreement liability assuming the fair value adjustments had taken place.

Pro forma financial information for the three and six months ended June 30, 2011 and 2010, is as follows :
(in thousands, except per share data)	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$404,447	$257,656	$713,676	$482,104
Net income	25,277	9,490	26,371	16,490
Net income attributable to Titan	25,285	9,490	26,379	16,490
Basic earnings per share	$.60	$.27	$.64	$.47
Diluted earnings per share	.49	.22	.54	.38

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2010, nor is it necessarily indicative of Titan’s future consolidated results of operations or financial position.

3.  ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):
	June 30,	December 31,
	2011	2010
Accounts receivable	$247,943	$92,893
Allowance for doubtful accounts	(4,465)	(3,889)
Accounts receivable, net	$243,478	$89,004

4.  INVENTORIES

Inventories consisted of the following (in thousands):
	June 30,	December 31,
	2011	2010
Raw materials	$90,020	$56,414
Work-in-process	25,249	16,860
Finished goods	77,804	59,680
	193,073	132,954
Adjustment to LIFO basis	(9,310)	(4,972)
	$183,763	$127,982

At June 30, 2011, approximately 31% of the Company’s inventories were valued under the last-in, first-out (LIFO) method.  At December 31, 2010, approximately 36% of the Company’s inventories were valued under the LIFO method.  The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method.  All inventories are valued at lower of cost or market.  Included in the inventory balances were provisions for slow-moving and obsolete inventory of $8.3 million at June 30, 2011, and $7.4 million at December 31, 2010.

5.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (in thousands):
	June 30,	December 31,
	2011	2010
Land and improvements	$22,401	$3,061
Buildings and improvements	120,911	98,233
Machinery and equipment	458,995	383,231
Tools, dies and molds	86,255	84,134
Construction-in-process	12,892	8,741
	701,454	577,400
Less accumulated depreciation	(347,908)	(329,346)
	$353,546	$248,054

Depreciation on fixed assets for the six months ended June 30, 2011 and 2010, totaled $20.2 million and $17.3 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

6.  INVESTMENT IN TITAN EUROPE PLC

Investment in Titan Europe Plc consisted of the following (in thousands):
	June 30,	December 31,
	2011	2010
Investment in Titan Europe Plc	$43,697	$22,693

Titan Europe Plc is publicly traded on the AIM market in London, England.  The Company’s investment in Titan Europe represents a 21.8% ownership percentage.  The Company has considered the applicable guidance in Accounting Standards Codification (ASC) 323 Investments – Equity Method and Joint Ventures and has concluded that the Company’s investment in Titan Europe Plc should be accounted for as an available-for-sale security and recorded at fair value in accordance with ASC 320 Investments – Debt and Equity Securities as the Company does not have significant influence over Titan Europe Plc.  The investment in Titan Europe Plc is included as a component of other assets on the Consolidated Condensed Balance Sheets.  Titan’s cost basis in Titan Europe Plc is $5.0 million.  Titan’s accumulated other comprehensive income includes a gain on the Titan Europe Plc investment of $25.1 million, which is net of tax of $13.5 million.  The increased value in the Titan Europe Plc investment at June 30, 2011, was due primarily to a higher publicly quoted Titan Europe Plc market price.

7.  GOODWILL

Changes in goodwill consisted of the following (in thousands):
	2011	2010
Agricultural segment
Goodwill balance, January 1	$0	$0
Acquisitions	21,388	0
Foreign currency translation	884	0
Goodwill balance, June 30	$22,272	$0

The Company’s goodwill balance is related to the acquisition of Goodyear’s Latin American farm tire business which included the Sao Paulo, Brazil manufacturing facility.  The Company is in the process of finalizing the preliminary purchase price allocation for the acquisition.  The final amount of goodwill recorded on this transaction may be adjusted based on the finalized purchase price allocation.  Goodwill is included as a component of other assets in the Consolidated Condensed Balance Sheets.

8.  WARRANTY

Changes in the warranty liability consisted of the following (in thousands):
	2011	2010
Warranty liability, January 1	$12,471	$9,169
Provision for warranty liabilities	11,394	8,613
Warranty payments made	(9,638)	(7,294)
Warranty liability, June 30	$14,227	$10,488

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

9.  REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):
	June 30,	December 31,
	2011	2010
7.875% senior notes due 2017	$200,000	$200,000
5.625% convertible senior notes due 2017	112,881	172,500
Other debt	15,330	0
8% senior unsecured notes due January 2012	0	1,064
	328,211	373,564
Less: Amounts due within one year	10,330	0
	$317,881	$373,564

Aggregate maturities of long-term debt at June 30, 2011, were as follows (in thousands):

July 1 – December 31, 2011	$10,330
2012	0
2013	5,000
2014	0
2015	0
Thereafter	312,881
$328,211

7.875% senior secured notes due 2017
The Company’s 7.875% senior secured notes (senior secured notes) are due October 2017.  These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Wheel Corporation of Illinois, Titan Tire Corporation of Freeport, and Titan Tire Corporation of Bryan.  The Company’s senior secured notes outstanding balance was $200.0 million at June 30, 2011.

5.625% convertible senior subordinated notes due 2017
The Company’s 5.625% convertible senior subordinated notes (convertible notes) are due January 2017.  The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The Company’s convertible notes balance was $112.9 million at June 30, 2011.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Revolving credit facility
The Company’s $100 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a January 2014 termination date and is collateralized by the accounts receivable and inventory of Titan and certain of its domestic subsidiaries.  During the first six months of 2011 and at June 30, 2011, there were no borrowings under the credit facility.  Outstanding letters of credit were $12.0 million at June 30, 2011, leaving $88.0 million of unused availability on the credit facility.  The credit facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants.  Titan is in compliance with these covenants and restrictions as of June 30, 2011.

Other debt
Brazil Term Loan
In May 2011, the Company entered into a two-year, unsecured $10.0 million Term Loan with Bank of America, N.A. (BoA term loan) to provide working capital for the Sao Paolo, Brazil manufacturing facility.  Borrowings under the BoA term loan bear interest at a rate equal to LIBOR plus 200 basis points.  The BoA term loan shall be a minimum of $5.0 million with the option for an additional $5.0 million loan for a maximum of $10.0 million.  The BoA loan is due May 2013.  As of June 30, 2011, the Company had $5.0 million outstanding and the interest rate was approximately 14%

Brazil Revolving Line of Credit
The Company’s wholly-owned Brazilian subsidiary, Titan Pneus Do Brasil Ltda (Titan Brazil), has a revolving line of credit (Brazil line of credit) established with Bank of America Merrill Lynch Banco Multiplo S.A in May 2011 that is secured by a $12.0 million line of credit between the Company and Bank of America N.A. under the $100.0 million credit facility.  Titan Brazil could borrow up to 16.0 million Brazilian Reais, which equates to approximately $10.2 million dollars as of June 30, 2011, for working capital purposes.  Under the terms of the Brazil line of credit, borrowings, if any, bear interest at a rate of LIBOR plus 247 basis points.  At June 30, 2011 there was $9.3 million outstanding and the interest rate was approximately 3%.

10.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses a financial derivative to mitigate its exposure to volatility in the interest rate and foreign currency exchange rate in Brazil.  The Company uses this derivate instrument to hedge exposure in the ordinary course of business and does not invest in derivative instruments for speculative purposes.  In order to reduce interest rate and foreign currency risk on the BoA Term Loan, the Company entered into an interest rate swap agreement and cross currency swap transaction with Bank of America Merrill Lynch Banco Multiplo S.A that is designed to convert the outstanding $5.0 million US Dollar based Libor loan to a Brazilian Real based CDI loan.  The Company has not designated this agreement as a hedging instrument.  Changes in the fair value of the cross currency swap are recorded in other income (expense) and changes in the fair value of the interest rate swap agreement are recorded as interest expense (or gain as an offset to interest expense).  For the three months ended June 30, 2011, the Company recorded $0.1 million of other expense and $0.1 million of interest expense related to this derivative.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

11.  LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At June 30, 2011, future minimum commitments under noncancellable operating leases with initial or remaining terms of at least one year were as follows (in thousands):

July 1 – December 31, 2011	$236
2012	89
2013	21
2014	1
Thereafter	0
Total future minimum lease payments	$347

12.  EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  The Company also sponsors four 401(k) retirement savings plans.  The Company expects to contribute approximately $2 million to the pension plans during the remainder of 2011.

The components of net periodic pension cost consisted of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest cost	$1,272	$1,300	$2,544	$2,600
Expected return on assets	(1,315)	(1,227)	(2,630)	(2,454)
Amortization of unrecognized prior service cost	34	34	68	68
Amortization of unrecognized deferred taxes	(14)	(14)	(28)	(28)
Amortization of net unrecognized loss	936	907	1,872	1,814
Net periodic pension cost	$913	$1,000	$1,826	$2,000

13.  ROYALTY EXPENSE

The Company has a trademark license agreement with Goodyear to manufacture and sell certain off-highway tires in North America and Latin America under the Goodyear name.  The North American and Latin American royalties were prepaid for seven years as a part of the Goodyear Latin American farm tire acquisition.  Royalty expenses recorded were $2.4 million and $2.4 million for the quarters ended June 30, 2011 and 2010, respectively.  Royalty expenses were $5.3 million and $4.5 million for the six months ended June 30, 2011 and 2010, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

14.  OTHER INCOME

Other income consisted of the following (in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Discount amortization on prepaid royalty	$1,079	$0	$1,079	$0
Gain on purchase transaction	919	0	919	0
Interest income	93	80	238	174
Investment gain (loss) on marketable securities	51	(549)	144	(353)
Other income	128	42	83	85
	$2,270	$(427)	$2,463	$(94)

15.  INCOME TAXES

The Company recorded income tax expense of $14.8 million and $22.5 million for the three and six months ended June 30, 2011, respectively, as compared to $2.9 million and $4.2 million for the three and six months ended June 30, 2010.  The Company’s effective income tax rate was 50% and 39% for the six months ended June 30, 2011 and 2010, respectively.  The Company’s 2011 income tax expense and rate differs from the amount of income tax determined by applying the U.S Federal income tax rate to pre-tax income primarily as a result of the $16.1 million noncash charge taken in connection with the exchange agreement on Company’s convertible debt.  This noncash charge is not deductible for income tax purposes.

16.  COMPREHENSIVE INCOME

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income attributable to Titan	$25,285	$4,569	$22,249	$6,647
Unrealized gain on investment, net of tax	14,645	4,186	13,652	3,268
Currency translation adjustment	2,932	0	2,932	0
Pension liability adjustments, net of tax	592	574	1,185	1,149
Comprehensive income attributable to Titan	43,454	9,329	40,018	11,064
Net (loss) attributable to noncontrolling interests	(8)	0	(8)	0
	$43,446	$9,329	$40,010	$11,064
Comprehensive income consisted of the following (in thousands):

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

17.  SEGMENT INFORMATION

The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues from external customers
Agricultural	$257,268	$175,716	$467,265	$326,828
Earthmoving/construction	76,895	49,498	143,406	91,313
Consumer	70,284	4,442	74,605	7,963
	$404,447	$229,656	$685,276	$426,104

Gross profit
Agricultural	$47,166	$29,028	$94,866	$52,918
Earthmoving/construction	10,775	4,649	18,970	7,799
Consumer	6,753	807	7,755	1,475
Unallocated corporate	(803)	(581)	(1,428)	(2,202)
	$63,891	$33,903	$120,163	$59,990

Income from operations
Agricultural	$42,800	$24,827	$85,668	$44,782
Earthmoving/construction	9,259	2,313	15,547	3,003
Consumer	4,821	715	5,737	1,296
Unallocated corporate	(12,926)	(10,427)	(36,119)	(21,523)
Income from operations	43,954	17,428	70,833	27,558
Interest expense	(6,149)	(6,790)	(12,429)	(13,846)
Noncash debt charge	0	0	(16,135)	0
Loss on senior note repurchase	0	(2,722)	0	(2,722)
Other income (expense)	2,270	(427)	2,463	(94)
Income before income taxes	$40,075	$7,489	$44,732	$10,896

Assets by segment were as follows (in thousands):
	June 30,	December 31,
Total Assets	2011	2010
Agricultural segment	$480,464	$304,048
Earthmoving/construction segment	195,190	181,249
Consumer segment	181,024	5,863
Unallocated corporate	215,014	296,310
	$1,071,692	$787,470

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

18.  EARNINGS PER SHARE

Earnings per share (EPS) are as follows (amounts in thousands, except per share data):

	Three months ended,
	June 30, 2011			June 30, 2010
	Titan Net Income	Weighted average shares	Per share amount	Titan Net Income	Weighted average shares	Per share amount
Basic EPS	$25,285	41,981	$.60	$4,569	34,815	$.13
Effect of stock options/trusts	0	330		0	549
Effect of convertible notes	1,091	11,083		1,614	16,043
Diluted EPS	$26,376	53,394	$.49	$6,183	51,407	$.12

	Six months ended,
	June 30, 2011			June 30, 2010
	Titan Net Income	Weighted average shares	Per share amount	Titan Net Income	Weighted average shares	Per share amount
Basic EPS	$22,249	41,250	$.54	$6,647	34,794	$.19
Effect of stock options/trusts	0	314		0	553
Effect of convertible notes	2,294	11,665		0	0
Diluted EPS	$24,543	53,229	$.46	$6,647	35,347	$.19

The effect of convertible notes has been excluded for the six months ended June 30, 2010, as the effect would have been antidilutive.  The weighted average share amount excluded for convertible notes totaled 16.0 million shares.  There were no stock options/trusts that were antidilutive for the periods presented.

19.  FAIR VALUE MEASUREMENTS

ASC 820 Fair Value Measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments;

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

	June 30, 2011			December 31, 2010
	Total	Level 1	Levels 2&3	Total	Level 1	Levels 2&3
Investment in Titan Europe Plc	$43,697	$43,697	$0	$22,693	$22,693	$0
Investments in marketable securities	12,841	12,841	0	11,168	11,168	0
Total	$56,538	$56,538	$0	$33,861	$33,861	$0

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

21.  RECENTLY ISSUED ACCOUNTING STANDARDS

Business Combinations
In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.”  This update addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this update were effective prospectively for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.

Fair Value Measurement
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This update establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS).  The amendments in this update are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this update is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Comprehensive Income
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this update is to improve the comparability, consistency, and transparency of financial reporting to increase the prominence of items reported in other comprehensive income.  This update requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments in this update are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this update is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended June 30, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$310,392	$94,055	$0	$404,447
Cost of sales	541	254,559	85,456	0	340,556
Gross profit (loss)	(541)	55,833	8,599	0	63,891
Selling, general and administrative expenses	4,551	2,462	9,560	0	16,573
Research and development expenses	4	1,010	0	0	1,014
Royalty expense	0	1,767	583	0	2,350
Income (loss) from operations	(5,096)	50,594	(1,544)	0	43,954
Interest expense	(6,032)	0	(117)	0	(6,149)
Other income (expense)	1,879	(39)	430	0	2,270
Income (loss) before income taxes	(9,249)	50,555	(1,231)	0	40,075
Provision (benefit) for income taxes	(3,397)	18,644	(449)	0	14,798
Equity in earnings of subsidiaries	31,129	(73)	73	(31,129)	0
Net income (loss)	25,277	31,838	(709)	(31,129)	25,277
Net (loss) attributable to noncontrolling interests	0	0	0	(8)	(8)
Net income (loss)	$25,277	$31,838	$(709)	$(31,121)	$25,285

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended June 30, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$229,656	$0	$0	$229,656
Cost of sales	285	195,022	446	0	195,753
Gross profit (loss)	(285)	34,634	(446)	0	33,903
Selling, general and administrative expenses	4,917	2,316	4,929	0	12,162
Research and development expenses	0	1,900	0	0	1,900
Royalty expense	0	2,413	0	0	2,413
Income (loss) from operations	(5,202)	28,005	(5,375)	0	17,428
Interest expense	(6,790)	0	0	0	(6,790)
Loss on senior note repurchase	(2,722)	0	0	0	(2,722)
Other income (expense)	(464)	13	24	0	(427)
Income (loss) before income taxes	(15,178)	28,018	(5,351)	0	7,489
Provision (benefit) for income taxes	(5,919)	10,926	(2,087)	0	2,920
Equity in earnings of subsidiaries	13,828	(77)	77	(13,828)	0
Net income (loss)	$4,569	$17,015	$(3,187)	$(13,828)	$4,569

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Six Months Ended June 30, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$591,221	$94,055	$0	$685,276
Cost of sales	902	478,313	85,898	0	565,113
Gross profit (loss)	(902)	112,908	8,157	0	120,163
Selling, general and administrative expenses	19,956	5,187	16,723	0	41,866
Research and development expenses	4	2,193	0	0	2,197
Royalty expense	0	4,684	583	0	5,267
Income (loss) from operations	(20,862)	100,844	(9,149)	0	70,833
Interest expense	(12,312)	0	(117)	0	(12,429)
Noncash convertible debt conversion charge	(16,135)	0	0	0	(16,135)
Other income (expense)	2,196	(241)	508	0	2,463
Income (loss) before income taxes	(47,113)	100,603	(8,758)	0	44,732
Provision (benefit) for income taxes	(11,436)	37,162	(3,235)	0	22,491
Equity in earnings of subsidiaries	57,918	(133)	133	(57,918)	0
Net income (loss)	22,241	63,308	(5,390)	(57,918)	22,241
Net (loss) attributable to noncontrolling interests	0	0	0	(8)	(8)
Net income (loss)	$22,241	$63,308	$(5,390)	$(57,910)	$22,249

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Six Months Ended June 30, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$426,104	$0	$0	$426,104
Cost of sales	1,609	363,572	933	0	366,114
Gross profit (loss)	(1,609)	62,532	(933)	0	59,990
Selling, general and administrative expenses	9,781	4,650	9,540	0	23,971
Research and development expenses	0	3,927	0	0	3,927
Royalty expense	0	4,534	0	0	4,534
Income (loss) from operations	(11,390)	49,421	(10,473)	0	27,558
Interest expense	(13,846)	0	0	0	(13,846)
Loss on senior note repurchase	(2,722)	0	0	0	(2,722)
Other income (expense)	(174)	11	69	0	(94)
Income (loss) before income taxes	(28,132)	49,432	(10,404)	0	10,896
Provision (benefit) for income taxes	(10,971)	19,278	(4,058)	0	4,249
Equity in earnings of subsidiaries	23,808	(165)	165	(23,808)	0
Net income (loss)	$6,647	$29,989	$(6,181)	$(23,808)	$6,647

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	June 30, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$111,146	$7	$3,009	$0	$114,162
Accounts receivable	0	168,134	75,344	0	243,478
Inventories	0	157,519	26,244	0	183,763
Prepaid and other current assets	19,724	16,340	6,709	0	42,773
Total current assets	130,870	342,000	111,306	0	584,176
Property, plant and equipment, net	8,120	225,832	119,594	0	353,546
Investment in subsidiaries	167,356	9,057	20	(176,433)	0
Other assets	47,378	1,008	85,584	0	133,970
Total assets	$353,724	$577,897	$316,504	$(176,433)	$1,071,692

Liabilities and Equity
Short-term debt	$0	$0	$10,330	$0	$10,330
Accounts payable	1,489	57,482	55,866	0	114,837
Other current liabilities	26,428	39,491	36,433	0	102,352
Total current liabilities	27,917	96,973	102,629	0	227,519
Long-term debt	312,881	0	5,000	0	317,881
Other long-term liabilities	25,845	27,199	74,547	0	127,591
Intercompany accounts	(409,699)	204,330	205,369	0	0
Titan stockholders’ equity	396,780	249,395	(71,041)	(178,354)	396,780
Noncontrolling interests	0	0	0	1,921	1,921
Total liabilities and equity	$353,724	$577,897	$316,504	$(176,433)	$1,071,692

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	December 31, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$239,362	$6	$132	$0	$239,500
Accounts receivable	0	89,004	0	0	89,004
Inventories	0	127,982	0	0	127,982
Prepaid and other current assets	14,732	16,240	482	0	31,454
Total current assets	254,094	233,232	614	0	487,940
Property, plant and equipment, net	7,678	235,143	5,233	0	248,054
Investment in subsidiaries	39,465	9,057	20	(48,542)	0
Other assets	22,183	869	28,424	0	51,476
Total assets	$323,420	$478,301	$34,291	$(48,542)	$787,470

Liabilities and Stockholders’ Equity
Accounts payable	$1,406	$33,473	$402	$0	$35,281
Other current liabilities	16,066	39,186	1,820	0	57,072
Total current liabilities	17,472	72,659	2,222	0	92,353
Long-term debt	373,564	0	0	0	373,564
Other long-term liabilities	9,161	28,083	5,994	0	43,238
Intercompany accounts	(355,092)	178,164	176,928	0	0
Stockholders’ equity	278,315	199,395	(150,853)	(48,542)	278,315
Total liabilities and stockholders’ equity	$323,420	$478,301	$34,291	$(48,542)	$787,470

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Six Months Ended June 30, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(27,035)	$7,157	$(10,754)	$(30,632)

Cash flows from investing activities:
Capital expenditures	(1,089)	(8,070)	(1,037)	(10,196)
Acquisitions, net of cash acquired	(99,118)	0	0	(99,118)
Other, net	0	914	481	1,395
Net cash used for investing activities	(100,207)	(7,156)	(556)	(107,919)

Cash flows from financing activities:
Repurchase of senior unsecured notes	(1,064)	0	0	(1,064)
Term loan borrowing	0	0	14,148	14,148
Proceeds from exercise of stock options	477	0	0	477
Dividends paid	(387)	0	0	(387)
Net cash provided by (used for) financing activities	(974)	0	14,148	13,174

Effect of exchange rate changes on cash	0	0	39	39

Net increase (decrease) in cash and cash equivalents	(128,216)	1	2,877	(125,338)
Cash and cash equivalents, beginning of period	239,362	6	132	239,500
Cash and cash equivalents, end of period	$111,146	$7	$3,009	$114,162

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Six Months Ended June 30, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(20,870)	$11,659	$17	$(9,194)

Cash flows from investing activities:
Capital expenditures	0	(11,687)	(48)	(11,735)
Other, net	0	38	5	43
Net cash used for investing activities	0	(11,649)	(43)	(11,692)

Cash flows from financing activities:
Repurchase of senior unsecured notes	(49,744)	0	0	(49,744)
Proceeds from exercise of stock options	240	0	0	240
Payment of financing fees	(186)	0	0	(186)
Dividends paid	(353)	0	0	(353)
Net cash used for financing activities	(50,043)	0	0	(50,043)

Net decrease in cash and cash equivalents	(70,913)	10	(26)	(70,929)
Cash and cash equivalents, beginning of period	229,004	11	167	229,182
Cash and cash equivalents, end of period	$158,091	$21	$141	$158,253

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

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended June 30, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$304,400	$100,047	$0	$404,447
Cost of sales	541	248,999	91,016	0	340,556
Gross profit (loss)	(541)	55,401	9,031	0	63,891
Selling, general and administrative expenses	4,551	2,357	9,665	0	16,573
Research and development expenses	4	1,003	7	0	1,014
Royalty expense	0	1,767	583	0	2,350
Income (loss) from operations	(5,096)	50,274	(1,224)	0	43,954
Interest expense	(6,032)	0	(117)	0	(6,149)
Other income (expense)	1,879	(46)	437	0	2,270
Income (loss) before income taxes	(9,249)	50,228	(904)	0	40,075
Provision (benefit) for income taxes	(3,397)	18,524	(329)	0	14,798
Equity in earnings of subsidiaries	31,129	(73)	73	(31,129)	0
Net income (loss)	25,277	31,631	(502)	(31,129)	25,277
Net (loss) attributable to noncontrolling interests	0	0	0	(8)	(8)
Net income (loss)	$25,277	$31,631	$(502)	$(31,121)	$25,285

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended June 30, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$225,163	$4,493	$0	$229,656
Cost of sales	285	189,823	5,645	0	195,753
Gross profit (loss)	(285)	35,340	(1,152)	0	33,903
Selling, general and administrative expenses	4,917	2,242	5,003	0	12,162
Research and development expenses	0	1,899	1	0	1,900
Royalty expense	0	2,413	0	0	2,413
Income (loss) from operations	(5,202)	28,786	(6,156)	0	17,428
Interest expense	(6,790)	0	0	0	(6,790)
Loss on senior note repurchase	(2,722)	0	0	0	(2,722)
Other income (expense)	(464)	13	24	0	(427)
Income (loss) before income taxes	(15,178)	28,799	(6,132)	0	7,489
Provision (benefit) for income taxes	(5,919)	11,232	(2,393)	0	2,920
Equity in earnings of subsidiaries	13,828	(77)	77	(13,828)	0
Net income (loss)	$4,569	$17,490	$(3,662)	$(13,828)	$4,569

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Six Months Ended June 30, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$579,361	$105,915	$0	$685,276
Cost of sales	902	466,994	97,217	0	565,113
Gross profit (loss)	(902)	112,367	8,698	0	120,163
Selling, general and administrative expenses	19,956	5,006	16,904	0	41,866
Research and development expenses	4	2,186	7	0	2,197
Royalty expense	0	4,684	583	0	5,267
Income (loss) from operations	(20,862)	100,491	(8,796)	0	70,833
Interest expense	(12,312)	0	(117)	0	(12,429)
Noncash convertible debt conversion charge	(16,135)	0	0	0	(16,135)
Other income (expense)	2,196	(281)	548	0	2,463
Income (loss) before income taxes	(47,113)	100,210	(8,365)	0	44,732
Provision (benefit) for income taxes	(11,436)	37,017	(3,090)	0	22,491
Equity in earnings of subsidiaries	57,918	(133)	133	(57,918)	0
Net income (loss)	22,241	63,060	(5,142)	(57,918)	22,241
Net (loss) attributable to noncontrolling interests	0	0	0	(8)	(8)
Net income (loss)	$22,241	$63,060	$(5,142)	$(57,910)	$22,249

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Six Months Ended June 30, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$417,621	$8,483	$0	$426,104
Cost of sales	1,609	352,823	11,682	0	366,114
Gross profit (loss)	(1,609)	64,798	(3,199)	0	59,990
Selling, general and administrative expenses	9,781	4,497	9,693	0	23,971
Research and development expenses	0	3,854	73	0	3,927
Royalty expense	0	4,534	0	0	4,534
Income (loss) from operations	(11,390)	51,913	(12,965)	0	27,558
Interest expense	(13,846)	0	0	0	(13,846)
Loss on senior note repurchase	(2,722)	0	0	0	(2,722)
Other income (expense)	(174)	40	40	0	(94)
Income (loss) before income taxes	(28,132)	51,953	(12,925)	0	10,896
Provision (benefit) for income taxes	(10,971)	20,262	(5,042)	0	4,249
Equity in earnings of subsidiaries	23,808	(165)	165	(23,808)	0
Net income (loss)	$6,647	$31,526	$(7,718)	$(23,808)	$6,647

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	June 30, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$111,146	$4	$3,012	$0	$114,162
Accounts receivable	0	164,243	79,235	0	243,478
Inventories	0	142,267	41,496	0	183,763
Prepaid and other current assets	19,724	15,934	7,115	0	42,773
Total current assets	130,870	322,448	130,858	0	584,176
Property, plant and equipment, net	8,120	210,616	134,810	0	353,546
Investment in subsidiaries	167,356	9,057	10	(176,423)	0
Other assets	47,378	1,008	85,584	0	133,970
Total assets	$353,724	$543,129	$351,262	$(176,423)	$1,071,692

Liabilities and Equity
Short-term debt	$0	$0	$10,330	$0	$10,330
Accounts payable	1,489	55,863	57,485	0	114,837
Other current liabilities	26,428	38,909	37,015	0	102,352
Total current liabilities	27,917	94,772	104,830	0	227,519
Long-term debt	312,881	0	5,000	0	317,881
Other long-term liabilities	25,845	27,137	74,609	0	127,591
Intercompany accounts	(409,699)	136,566	273,133	0	0
Titan stockholders’ equity	396,780	284,654	(106,310)	(178,344)	396,780
Noncontrolling interests	0	0	0	1,921	1,921
Total liabilities and equity	$353,724	$543,129	$351,262	$(176,423)	$1,071,692

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	December 31, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$239,362	$3	$135	$0	$239,500
Accounts receivable	0	85,335	3,669	0	89,004
Inventories	0	113,104	14,878	0	127,982
Prepaid and other current assets	14,732	15,937	785	0	31,454
Total current assets	254,094	214,379	19,467	0	487,940
Property, plant and equipment, net	7,678	218,999	21,377	0	248,054
Investment in subsidiaries	39,465	9,057	10	(48,532)	0
Other assets	22,183	869	28,424	0	51,476
Total assets	$323,420	$443,304	$69,278	$(48,532)	$787,470

Liabilities and Stockholders’ Equity
Accounts payable	$1,406	$32,305	$1,570	$0	$35,281
Other current liabilities	16,066	38,689	2,317	0	57,072
Total current liabilities	17,472	70,994	3,887	0	92,353
Long-term debt	373,564	0	0	0	373,564
Other long-term liabilities	9,161	28,083	5,994	0	43,238
Intercompany accounts	(355,092)	110,361	244,731	0	0
Stockholders’ equity	278,315	233,866	(185,334)	(48,532)	278,315
Total liabilities and stockholders’ equity	$323,420	$443,304	$69,278	$(48,532)	$787,470

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Six Months Ended June 30, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(27,035)	$7,052	$(10,649)	$(30,632)

Cash flows from investing activities:
Capital expenditures	(1,089)	(7,965)	(1,142)	(10,196)
Acquisitions, net of cash acquired	(99,118)	0	0	(99,118)
Other, net	0	914	481	1,395
Net cash used for investing activities	(100,207)	(7,051)	(661)	(107,919)

Cash flows from financing activities:
Repurchase of senior unsecured notes	(1,064)	0	0	(1,064)
Term loan borrowing	0	0	14,148	14,148
Proceeds from exercise of stock options	477	0	0	477
Dividends paid	(387)	0	0	(387)
Net cash provided by (used for) financing activities	(974)	0	14,148	13,174

Effect of exchange rate changes on cash	0	0	39	39

Net increase (decrease) in cash and cash equivalents	(128,216)	1	2,877	(125,338)
Cash and cash equivalents, beginning of period	239,362	3	135	239,500
Cash and cash equivalents, end of period	$111,146	$4	$3,012	$114,162

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Six Months Ended June 30, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(20,870)	$11,548	$128	$(9,194)

Cash flows from investing activities:
Capital expenditures	0	(11,547)	(188)	(11,735)
Other, net	0	9	34	43
Net cash used for investing activities	0	(11,538)	(154)	(11,692)

Cash flows from financing activities:
Repurchase of senior notes	(49,744)	0	0	(49,744)
Proceeds from exercise of stock options	240	0	0	240
Payment of financing fees	(186)	0	0	(186)
Dividends paid	(353)	0	0	(353)
Net cash used for financing activities	(50,043)	0	0	(50,043)

Net increase (decrease) in cash and cash equivalents	(70,913)	10	(26)	(70,929)
Cash and cash equivalents, beginning of period	229,004	8	170	229,182
Cash and cash equivalents, end of period	$158,091	$18	$144	$158,253

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

Consumer Market:  Titan builds select products for all-terrain vehicles (ATV), turf, golf and trailer applications.  The Company provides wheels/tires and assembles brakes, actuators and components for the domestic boat, recreational and utility trailer markets. The consumer market also includes sales of products sold to Goodyear under supply agreements.

The Company’s major OEM customers include large manufacturers of off-highway equipment such as AGCO Corporation, CNH Global N.V., Deere & Company and Kubota Corporation, in addition to many other off-highway equipment manufacturers.  The Company distributes products to OEMs, independent and OEM-affiliated dealers, and through a network of distribution facilities.

The following table provides highlights for the quarter ended June 30, 2011, compared to 2010 (amounts in thousands):

	Three months ended June 30,
	2011	2010	% Increase
Net sales	$404,447	$229,656	76%
Gross profit	63,891	33,903	88%
Income from operations	43,954	17,428	152%
Net income	25,277	4,569	453%

Quarter:  The Company recorded sales of $404.4 million for the second quarter of 2011, which were 76% higher than the second quarter 2010 sales of $229.7 million.  The higher quarterly sales were primarily the result of increased demand in all of the Company’s segments; agricultural, earthmoving/construction and consumer, as well as the April acquisition of the Goodyear Latin American farm tire business including the Sao Paulo, Brazil manufacturing facility which recorded sales of $92.3 million for the second quarter of 2011.

The Company’s gross profit was $63.9 million, or 15.8% of net sales, for the second quarter of 2011, compared to $33.9 million, or 14.8% of net sales, in 2010.  Income from operations was $44.0 million for the second quarter of 2011, compared to $17.4 million in 2010.  The increase in the Company’s gross profit and income from operations was primarily related to increased sales levels as well as gains from improved plant utilization resulting from the higher sales levels.  The Sao Paulo, Brazil manufacturing facility provided gross profit of $8.7 million for the second quarter of 2011.  Net income was $25.3 million for the quarter, compared to $4.6 million in 2010.  Basic earnings per share were $.60 for the second quarter of 2011, compared to $.13 in 2010.  In addition to the items previously discussed, net income and earnings per share were positively affected by an increase in other income of approximately $3 million.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides highlights for the six months ended June 30, 2011, compared to 2010 (amounts in thousands):

	Six months ended June 30,
	2011	2010	% Increase/ (Decrease)
Net sales	$685,276	$426,104	61%
Gross profit	120,163	59,990	100%
Income from operations	70,833	27,558	157%
Net income	22,241	6,647	235%

Year-to-date:  The Company recorded sales of $685.3 million for the six months ended June 30, 2011, as compared to $426.1 million in 2010.  The higher sales were primarily the result of increased demand in all of the Company’s segments; agricultural, earthmoving/construction and consumer, as well as the April acquisition of the Goodyear Latin American farm tire business including the Sao Paulo, Brazil manufacturing facility which recorded sales of $92.3 million for the six months ended June 30, 2011.

The Company’s gross profit was $120.2 million, or 17.5% of net sales, for the six months ended June 30, 2011, compared to $60.0 million, or 14.1% of net sales, in 2010.  Income from operations was $70.8 million for the six months ended June 30, 2011, compared to $27.6 million in 2010.  The increase in the Company’s gross profit and income from operations was primarily related to increased sales levels as well as gains from improved plant utilization resulting from the higher sales levels.  The Sao Paulo, Brazil manufacturing facility provided gross profit of $8.7 million for the six months ended June 30, 2011.  Net income was $22.2 million for the six months ended June 30, 2011, compared to $6.6 million in 2010.  Basic earnings per share were $.54 for the six months ended June 30, 2011, compared to $.19 in 2010. Net income and earnings per share were negatively affected by the noncash convertible debt conversion charge of $16.1 million.

PURCHASE OF GOODYEAR’S LATIN AMERICAN FARM TIRE BUSINESS

On April 1, 2011, Titan closed on the acquisition of The Goodyear Tire & Rubber Company’s Latin American farm tire business for approximately $98.6 million U.S. dollars, subject to post-closing conditions and adjustments.  The transaction includes Goodyear’s Sao Paulo, Brazil manufacturing plant, property, equipment; inventories; a licensing agreement that allows Titan to sell Goodyear-brand farm tires in Latin America for seven years; and extends the North American licensing agreement for seven years.

COLLECTIVE BARGAINING AGREEMENTS

The labor agreements for the Company’s Bryan, Ohio and Freeport, Illinois, facilities expired on November 19, 2010, for the employees covered by their respective collective bargaining agreements, which account for approximately 30% of Titan employees in the United States.  As of June 30, 2011, the employees of these two facilities were working without a contract under the terms of the Company’s latest offer.  The respective unions have retained their rights to challenge the Company’s actions.

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

Inventories
Inventories are valued at lower of cost or market.  At June 30, 2011, approximately 31% of the Company’s inventories were valued under the last-in, first-out (LIFO) method.  The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method.  The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method.  Market value is estimated based on current selling prices.  Estimated provisions are established for slow-moving and obsolete inventory.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  During the first six months of 2011, the Company contributed cash funds of $1.0 million to its frozen pension plans.  Titan expects to contribute approximately $2 million to these frozen defined benefit pension plans during the remainder of 2011.  For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 20 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2010.

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

RESULTS OF OPERATIONS
Highlights for the three and six months ended June 30, 2011, compared to 2010 (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$404,447	$229,656	$685,276	$426,104
Cost of sales	340,556	195,753	565,113	366,114
Gross profit	63,891	33,903	120,163	59,990
Gross profit margin	15.8%	14.8%	17.5%	14.1%

Net Sales
Quarter:  Net sales for the quarter ended June 30, 2011, were $404.4 million, compared to $229.7 million in 2010.  The increase in net sales was the result of continued strong demand in the agricultural segment, increasing demand in the earthmoving/construction segment, and a supply agreement in the consumer segment resulting from the acquisition of the Goodyear Latin American farm tire business including the Sao Paulo, Brazil manufacturing facility which recorded total sales of $92.3 million for the second quarter of 2011.

Year-to-date:  Net sales for the six months ended June 30, 2011, were $685.3 million, compared to 2010 net sales of $426.1 million.  In addition to the reasons discussed above, the Company’s increased net sales were also affected by pricing/mix improvements which were primarily the result of increased raw material prices that were passed on to customers.

Cost of Sales and Gross Profit
Quarter:  Cost of sales was $340.6 million for the second quarter of 2011, compared to $195.8 million for 2010.  The higher cost of sales resulted primarily from the increase in the quarterly sales levels.  The cost of sales increased by approximately 74%, which is comparable to an approximate 76% increase in net sales.

Gross profit for the second quarter of 2011 was $63.9 million, or 15.8% of net sales, compared to $33.9 million, or 14.8% of net sales, for the second quarter of 2010.  The Sao Paulo, Brazil manufacturing facility provided gross profit of $8.7 million for the second quarter of 2011.  The remaining increase in the Company’s gross profit was primarily related to increased sales levels as well as gains from improved plant utilization resulting from the higher sales levels.

Year-to-date:  Cost of sales was $565.1 million for the six months ended June 30, 2011, compared to $366.1 million in 2010.  The higher cost of sales resulted from the significant increase in the sales levels and increased raw material prices.  The cost of sales increased by approximately 54%, compared to an approximate 61% increase in net sales.

Gross profit for the six months ended June 30, 2011, was $120.2 million or 17.5% of net sales, compared to $60.0 million or 14.1% of net sales in 2010.  The Sao Paulo, Brazil manufacturing facility provided gross profit of $8.7 million six months ended June 30, 2011.  The remaining increase in the Company’s gross profit was primarily related to increased sales levels as well as gains from improved plant utilization resulting from the higher sales levels.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Selling, general and administrative	$16,573	$12,162	$41,866	$23,971
Percentage of net sales	4.1%	5.3%	6.1%	5.6%

Quarter:  Selling, general and administrative (SG&A) expenses for the second quarter of 2011 were $16.6 million or 4.1% of net sales, compared to $12.2 million or 5.3% of net sales for 2010.  The higher SG&A expenses were the result of higher selling and marketing expenses of approximately $3 million, primarily due to increased sales levels, and approximately $2 million of expenses of recently acquired facilities offset by a decrease of approximately $3 million in CEO special performance award expenses.  As a percentage of sales, SG&A decreased as a result of the decreased CEO special performance award expenses and the absence of selling and marketing expenses related to supply agreement sales.

Year-to-date:  Expenses for SG&A for the six months ended June 30, 2011, were $41.9 million or 6.1% of net sales, compared to $24.0 million or 5.6% of net sales in 2010.  The higher SG&A expenses were primarily the result of higher selling and marketing expenses related to the increases sales levels and an increase in the accrual for the CEO special performance award due to a rise in the Company’s stock price.  Selling and marketing expenses were approximately $4 million higher, primarily due to increased sales levels.  CEO special performance award expenses were approximately $6 million higher.  Approximately $2 million of SG&A expenses of recently acquired facilities also contributed to the increase.

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Research and development expenses	$1,014	$1,900	$2,197	$3,927
Percentage of net sales	0.3%	0.8%	0.3%	0.9%

Quarter:  Research and development (R&D) expenses for the second quarter of 2011 were $1.0 million or 0.3% of net sales, compared to $1.9 million or 0.8% of net sales for 2010.  The lower R&D costs recorded during the second quarter of approximately $0.9 million primarily resulted from less R&D related to the giant off-the-road (OTR) products.

Year-to-date:  Expenses for R&D were $2.2 million or 0.3% of net sales for the six months ended June 30, 2011, compared to $3.9 million or 0.9% of net sales for 2010.  The lower R&D costs recorded of approximately $1.7 million primarily resulted from less R&D related to the giant off-the-road (OTR) products.

Royalty Expense
Royalty expense was as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Royalty expense	$2,350	$2,413	$5,267	$4,534

The Company has a trademark license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America and Latin America under the Goodyear name.  The North American and Latin American royalties were prepaid for seven years as a part of the Goodyear Latin American farm tire acquisition.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Quarter:  Royalty expenses recorded were $2.4 million for each of the quarters ended June 30, 2011 and 2010, respectively.

Year-to-date: Year-to-date royalty expenses recorded were $5.3 million and $4.5 million for the six months ended June 30, 2011 and 2010, respectively.  As sales subject to the license agreement increased in the first half of 2011, the Company’s royalty expense increased accordingly.

Income from Operations
Income from operations was as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Income from operations	$43,954	$17,428	$70,833	$27,558
Percentage of net sales	10.9%	7.6%	10.3%	6.5%

Quarter: Income from operations for the second quarter of 2011 was $44.0 million or 10.9% of net sales, compared to $17.4 million or 7.6% of net sales in 2010.

Year-to-date:  Income from operations for the six months ended June 30, 2011, was $70.8 million or 10.3% of net sales, compared to $27.6 million or 6.5% of net sales in 2010.

Interest Expense
Interest expense was as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest expense	$6,149	$6,790	$12,429	$13,846

Quarter: Interest expense was $6.1 million and $6.8 million for the quarter ended June 30, 2011 and 2010, respectively.  The Company’s interest expense for the second quarter of 2011 decreased from the previous year primarily as a result of the repurchase of 8% senior unsecured notes in 2010 and the exchange agreement for 5.625% convertible senior subordinated notes in the first quarter of 2011, offset by the interest recorded for the 7.875% senior secured notes issued in the fourth quarter of 2010.

Year-to-date: Year-to-date interest expense was $12.4 million and $13.8 million for the six months ended June 30, 2011 and 2010, respectively.  The Company’s interest expense for the first half of 2011 decreased from the previous year primarily as a result of the repurchase of 8% senior unsecured notes in 2010 and the exchange agreement for 5.625% convertible senior subordinated notes in the first quarter of 2011, offset by the interest recorded for the 7.875% senior secured notes issued in the fourth quarter of 2010.

Noncash Convertible Debt Conversion Charge
Noncash convertible debt conversion charge was as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Noncash convertible debt conversion charge	$0	$0	$16,135	$0

In the first quarter of 2011, the Company closed an exchange agreement converting approximately $59.6 million of the 5.625% convertible notes into approximately 6.6 million shares of the Company’s common stock.  In connection with the exchange, the Company recognized a noncash charge of $16.1 million in accordance with ASC 470-20 Debt – Debt with Conversion and Other Options.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Loss on Senior Note Repurchase
Loss on senior note repurchase was as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Loss on senior note repurchase	$0	$(2,722)	$0	$(2,722)

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

Year-to-date:  For the six months ended June 30, 2010, the Company recorded a loss on senior note repurchase of $(2.7) million as detailed above.

Other Income (Expense)
Other income (expense) was as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Other income (expense)	$2,270	$(427)	$2,463	$(94)

Quarter:  Other income was $2.3 million for the quarter ended June 30, 2011, as compared to other expense of $(0.4) million for the quarter ended June 30, 2010.  The Company recorded $1.1 million in discount amortization on prepaid royalty and a $0.9 million gain on acquisition in the quarter ended June 30, 2011.  The Company recorded a $(0.5) million loss on marketable securities in the quarter ended June 30, 2010.

Year-to-date:  Year-to-date other income was $2.5 million for 2011 as compared to year-to-date other expense of $(0.1) million in 2010.  The Company recorded $1.1 million in discount amortization on prepaid royalty and a $0.9 million gain on acquisition in the first half of 2011.  The Company recorded a $(0.4) million loss on marketable securities in the first half of 2010.

Income Taxes
Income taxes were as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Income tax expense	$14,798	$2,920	$22,491	$4,249

Quarter:  The Company recorded income tax expense of $14.8 million for the quarter ended June 30, 2011, as compared to $2.9 million in 2010.   The Company’s effective income tax rate was 37% and 39% for the three months ended June 30, 2011 and 2010, respectively.

Year-to-date:  Income tax expense for the six months ended June 30, 2011 and 2010, was $22.5 million and $4.2 million, respectively.  The Company’s effective income tax rate was 50% and 39% for the six months ended June 30, 2011 and 2010, respectively.  The Company’s 2011 income tax expense and rate differs from the amount of income tax determined by applying the U.S Federal income tax rate to pre-tax income primarily as a result of the $16.1 million noncash charge taken in connection with the Company’s convertible debt.  This noncash charge is not deductible for income tax purposes.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net Income
Net income was as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$25,277	$4,569	$22,241	$6,647

Quarter:  Net income for the quarter ended June 30, 2011, was $25.3 million, compared to $4.6 million in 2010.  The Sao Paulo, Brazil manufacturing facility provided net income of $4.5 million for the second quarter of 2011.  For the quarter ended June 30, 2011 and 2010, basic earnings per share were $.60 and $.13, respectively, and diluted earnings per share were $.49 and $.12, respectively.

Year-to-date:  Net income for the six months ended June 30, 2011 and 2010, was $22.2 million and $6.6 million, respectively.  The Sao Paulo, Brazil manufacturing facility provided net income of $4.5 million for the six months ended June 30, 2011.  For the six months ended June 30, 2011 and 2010, basic earnings per share were $.54 and $.19, respectively, and diluted earnings per share were $.46 and $.19, respectively.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$257,268	$175,716	$467,265	$326,828
Gross profit	47,166	29,028	94,866	52,918
Income from operations	42,800	24,827	85,668	44,782

Quarter:  Net sales in the agricultural market were $257.3 million for the quarter ended June 30, 2011, as compared to $175.7 million in 2010.  The increase in net sales was the result of increasing demand and pricing/mix improvements, which were primarily the result of increased raw material prices that were passed to customers, and expanded product offering and manufacturing capacity resulting from the acquisition of the Goodyear Latin American farm tire business including the Sao Paulo, Brazil manufacturing facility.

Gross profit in the agricultural market was $47.2 million for the quarter ended June 30, 2011, as compared to $29.0 million in 2010.  The Company’s gross profit benefitted from improved plant utilization resulting from the higher sales levels.  Income from operations in the agricultural market was $42.8 million for the quarter ended June 30, 2011, as compared to $24.8 million in 2010.

Year-to-date:  Net sales in the agricultural market were $467.3 million for the six months ended June 30, 2011, as compared to $326.8 million in 2010.  The increase in net sales was the result of increasing demand and pricing/mix improvements, which were primarily the result of increased raw material prices that were passed to customers, and expanded product offering and manufacturing capacity resulting from the acquisition of the Goodyear Latin American farm tire business including the Sao Paulo, Brazil manufacturing facility.

Gross profit in the agricultural market was $94.9 million for the six months ended June 30, 2011, as compared to $52.9 million in 2010.  The Company’s gross profit benefitted from improved plant utilization resulting from the higher sales levels.  Income from operations in the agricultural market was $85.7 million for the six months ended June 30, 2011, as compared to $44.8 million in 2010.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Earthmoving/Construction Segment Results
Earthmoving/Construction segment results were as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$76,895	$49,498	$143,406	$91,313
Gross profit	10,775	4,649	18,970	7,799
Income from operations	9,259	2,313	15,547	3,003

Quarter:  The Company’s earthmoving/construction market net sales were $76.9 million for the quarter ended June 30, 2011, as compared to $49.5 million in 2010.  The increase in net sales was the result of increasing demand and pricing/mix improvements which were primarily the result of increased raw material prices that were passed to customers.  The Company continues to see an increase in demand in the earthmoving/construction segment.

Gross profit in the earthmoving/construction market was $10.8 million for the quarter ended June 30, 2011, as compared to $4.6 million in 2010.  The Company’s gross profit benefitted from improved plant utilization resulting from the higher sales levels.  Income from operations in the earthmoving/construction market was $9.3 million for the quarter ended June 30, 2011, as compared to $2.3 million in 2010.

Year-to-date:  The Company’s earthmoving/construction market net sales were $143.4 million for the six months ended June 30, 2011, as compared to $91.3 million in 2010.  The increase in net sales was the result of increasing demand and pricing/mix improvements which were primarily the result of increased raw material prices that were passed to customers.  The Company continues to see an increase in demand in the earthmoving/construction segment.

Gross profit in the earthmoving/construction market was $19.0 million for the six months ended June 30, 2011, as compared to $7.8 million in 2010. The Company’s gross profit benefitted from improved plant utilization resulting from the higher sales levels.  Income from operations in the earthmoving/construction market was $15.5 million for the six months ended June 30, 2011, as compared to $3.0 million in 2010.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$70,284	$4,442	$74,605	$7,963
Gross profit	6,753	807	7,755	1,475
Income from operations	4,821	715	5,737	1,296

Quarter:  Consumer market net sales were $70.3 million for the quarter ended June 30, 2011, as compared to $4.4 million in 2010.  The increase in net sales was primarily the result of the Goodyear Latin American farm tire acquisition agreement, which included supply agreements for certain product sales, which are included in the consumer segment.  Sales under these agreements were $63.3 million for the quarter ended June 30, 2011.

The Company recorded a supply agreement liability as a part of the fair value adjustments for the Goodyear Latin American farm tire acquisition, as the agreements are for sales at below market prices.  The liability will be amortized with an offset to cost of sales over the three year life of the agreement.  For the quarter ended June 30, 2011, the decrease in cost of sales for this liability totaled $4.6 million.

Gross profit from the consumer market was $6.8 million for the quarter ended June 30, 2011, as compared to $0.8 million in 2010.  The Company’s increase in gross profit primarily resulted from the supply agreements.  Consumer market income from operations was $4.8 million for the quarter ended June 30, 2011, as compared to $0.7 million for 2010.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Year-to-date:  Consumer market net sales were $74.6 million for the six months ended June 30, 2011, as compared to $8.0 million in 2010.  The increase in net sales was primarily the result of the Goodyear Latin America farm tire acquisition agreement, which included supply agreements for certain product sales, which are included in the consumer segment.  Sales under these agreements were $63.3 million for the first half of 2011.

Gross profit from the consumer market was $7.8 million for the six months ended June 30, 2011, as compared to $1.5 million in 2010.  The Company’s increase in gross profit primarily resulted from the supply agreements.  Consumer market income from operations was $5.7 million for the six months ended June 30, 2011, as compared to $1.3 million for 2010.

Segment Summary (Amounts in thousands)

Quarter

Three months ended June 30, 2011	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$257,268	$76,895	$70,284	$0	$404,447
Gross profit (loss)	47,166	10,775	6,753	(803)	63,891
Income (loss) from operations	42,800	9,259	4,821	(12,926)	43,954

Three months ended June 30, 2010
Net sales	$175,716	$49,498	$4,442	$0	$229,656
Gross profit (loss)	29,028	4,649	807	(581)	33,903
Income (loss) from operations	24,827	2,313	715	(10,427)	17,428

Year-to-Date

Six months ended June 30, 2011	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$467,265	$143,406	$74,605	$0	$685,276
Gross profit (loss)	94,866	18,970	7,755	(1,428)	120,163
Income (loss) from operations	85,668	15,547	5,737	(36,119)	70,833

Six months ended June 30, 2010
Net sales	$326,828	$91,313	$7,963	$0	$426,104
Gross profit (loss)	52,918	7,799	1,475	(2,202)	59,990
Income (loss) from operations	44,782	3,003	1,296	(21,523)	27,558

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Corporate Expenses

Quarter

Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $12.9 million for the quarter ended June 30, 2011, as compared to $10.4 million for 2010.

Corporate expenses for the quarter ended June 30, 2011, were composed of selling and marketing expenses of approximately $7 million and administrative expenses of approximately $6 million.

Corporate expenses for the quarter ended June 30, 2010, were composed of selling and marketing expenses of approximately $5 million and administrative expenses of approximately $6 million.

Corporate selling and marketing expenses were approximately $3 million higher in the second quarter as the result of higher sales levels.

Year-to-Date

Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $36.1 million for the six months ended June 30, 2011, as compared to $21.5 million for 2010.

Corporate expenses for the six months ended June 30, 2011, were composed of selling and marketing expenses of approximately $13 million and administrative expenses of approximately $23 million.

Corporate expenses for the six months ended June 30, 2010, were composed of selling and marketing expenses of approximately $9 million and administrative expenses of approximately $12 million.

Corporate selling and marketing expenses were approximately $4 million higher for the six months ended June 30, 2011 as the result of higher sales levels.  Corporate administrative expenses were approximately $10 million higher in the first half of 2011 primarily as the result of an increase in the CEO special performance award due to a rise in the Company’s stock price and stock options expense totaling approximately $7 million and an increase in legal and professional fees of approximately $2 million.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of June 30, 2011, the Company had $114.2 million of cash balances within various bank accounts.  This cash balance decreased by $125.3 million from December 31, 2010, due to the following cash flow items.

(amounts in thousands)
	June 30,	December 31,
	2011	2010
Cash	$114,162	$239,500

Operating cash flows
Summary of cash flows from operating activities:

(amounts in thousands)	Six months ended June 30,
	2011	2010	Change
Net income	$22,241	$6,647	$15,594
Depreciation and amortization	21,146	18,635	2,511
Noncash convertible debt conversion charge	16,135	0	16,135
Deferred income tax provision	8,282	5,501	2,781
Accounts receivable	(152,495)	(50,386)	(102,109)
Inventories	(34,525)	(28,282)	(6,243)
Accounts payable	77,736	23,790	53,946
Other operating activities	10,848	14,901	(4,053)
Cash used for operating activities	$(30,632)	$(9,194)	$(21,438)

In the first six months of 2011, operating activities used cash of $30.6 million.  This cash was primarily used by increases in accounts receivable and inventory of $152.5 million and $34.5 million, respectively, offset by higher accounts payable of $77.7 million.  Net income of $22.2 million included $21.1 million of noncash charges for depreciation and amortization, as well as a noncash convertible debt conversion charge of $16.1 million.   Deferred tax assets were reduced by $8.3 million as the Company used current income to reduce the deferred tax asset for previously recorded net operating losses.

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

Operating cash flows decreased $21.4 million when comparing the six months ended June 30, 2011, to the six months ended June 30, 2010.  Net income in the first six months of 2011 was $15.6 million higher than the net income in the first six months of 2010.  When comparing the first six months of 2011 to the first six months of 2010, cash flows from accounts receivable decreased $102.1 million.  The significant increase in accounts receivable is primarily due to increased sales levels.  Also, the Goodyear Latin America farm tire business acquisition did not include accounts receivable.  The accounts receivable decrease was partly offset by increases in accounts payable of $53.9 million and a noncash convertible debt conversion charge of $16.1 million.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Investing cash flows

Summary of cash flows from investing activities:

(amounts in thousands)	Six months ended June 30,
	2011	2010	Change
Acquisitions	$(99,118)	$0	$(99,118)
Capital expenditures	(10,196)	(11,735)	1,539
Other investing activities	1,395	43	1,352
Cash used for investing activities	$(107,919)	$(11,692)	$(96,227)

Net cash used for investing activities was $107.9 million in the first six months of 2011, as compared to $11.7 million in the first six months of 2010.  The Company invested a total of $99.1 in acquisitions in the first six months of 2011.  Other investing activities relate primarily to fixed asset disposals.

Financing cash flows

Summary of cash flows from financing activities:

(amounts in thousands)	Six months ended June 30,
	2011	2010	Change
Repurchase of senior notes	$(1,064)	$(49,744)	$48,680
Term loan borrowing	14,148	0	14,148
Proceeds from exercise of stock options	477	240	237
Payment of financing fees	0	(186)	186
Dividends paid	(387)	(353)	(34)
Cash provided by (used for) financing activities	$13,174	$(50,043)	$63,217

In the first six months of 2011, cash of $13.2 million was provided by financing activities.  This cash was primarily provided by term loan borrowings of $14.1 million used to provide working capital to Titan’s Sao Paulo, Brazil manufacturing facility.

In the first six months of 2010, cash of $50.0 million was used for financing activities.  This cash was primarily used for repurchase of senior notes of $49.7 million.

Financing cash flows increased $63.2 million when comparing the first six months of 2011 to the first six months of 2010.  This cash flow increase resulted primarily from term loan borrowings in 2011 offset by repurchase of senior notes in 2010.

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

The Company is in compliance with these covenants and restrictions as of June 30, 2011.  The collateral coverage ratio was not applicable as there were no outstanding borrowings under the revolving credit facility at June 30, 2011.  The fixed charge coverage ratio did not apply for the quarter ended June 30, 2011.

Liquidity Outlook
At June 30, 2011, the Company had $114.2 million of cash and cash equivalents and $88.0 million of unused availability under the terms of its credit facility.  The availability under the Company’s $100 million credit facility was reduced by $12.0 million for letters of credit used to provide working capital to our Sao Paulo, Brazil manufacturing facility.  Titan’s acquisition of Goodyear’s Latin American farm tire business did not include accounts receivable.  As a result, during the second quarter Titan obtained $14.3 million in loans to provide working capital for operations at the Sao Paulo, Brazil manufacturing facility.  During the second half of the year, Titan does not anticipate significant levels of financing will be required for working capital to fund operations at the Sao Paulo, Brazil manufacturing facility.

Capital expenditures for the remainder of 2011 are forecasted to be approximately $9 million to $11 million.  Cash payments for interest are currently forecasted to be approximately $12 million for the remainder of 2011 based on June 30, 2011, debt balances.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

NEW ACCOUNTING STANDARDS

Business Combinations

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.”  This update addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this update were effective prospectively for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.

Fair Value Measurement

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This update establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS).  The amendments in this update are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this update is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Comprehensive Income
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this update is to improve the comparability, consistency, and transparency of financial reporting to increase the prominence of items reported in other comprehensive income.  This update requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments in this update are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this update is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

MARKET CONDITIONS AND OUTLOOK
In the first half of 2011, Titan experienced significantly higher sales when compared to the first half of 2010.  The higher sales were primarily the result of increased demand in all of the Company’s segments, as well as additional sales resulting from the acquisition of Goodyear’s Latin American farm tire business.  In the second half of 2011, the Company expects sales to continue at strong levels.

Energy, raw material and petroleum-based product costs have been volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

The labor agreements for the Company’s Bryan, Ohio and Freeport, Illinois, facilities expired on November 19, 2010, for the employees covered by their respective collective bargaining agreements, which account for approximately 30% of Titan employees in the United States.  As of June 30, 2011, the employees of these two facilities were working without a contract under the terms of the Company’s latest offer.  The respective unions have retained their rights to challenge the Company’s actions.

AGRICULTURAL MARKET OUTLOOK

Agricultural market sales were significantly higher in the first half of 2011 when compared to the first half of 2010.  The addition of Goodyear’s Latin American farm tire business, and continued strong demand contributed to the higher sales levels.  The increase in the global population and the rising middle class in emerging countries may help grow future demand.  The gradual increase in the use of biofuels may help sustain future production.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK

Earthmoving and mining sales continue to improve from the low levels of the second half of 2009 aided by increases in metals, oil and gas prices.  Although they may fluctuate in the short-term, in the long-term, these prices are expected to remain at levels that are attractive for continued investment, which should help support future earthmoving and mining sales.  The decline in the United States housing market continues to cause a lower demand for equipment used for construction.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and the on-going banking and credit issues.  For the remainder of 2011, the Company expects an improvement in sales to continue.

CONSUMER MARKET OUTLOOK
Consumer market sales were significantly higher in the second quarter of 2011, when compared to previous quarters.  The increase in net sales was primarily the result of the Goodyear Latin American farm tire acquisition agreement, which included supply agreements for certain non-agricultural product sales, which are included in the consumer segment.  The supply agreement sales, which currently make up a large portion of consumer market sales, may fluctuate from period to period.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	July 27, 2011	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL G. REITZ
Paul G. Reitz
Chief Financial Officer
(Principal Financial Officer)