Form 10-K/A
period 2010-12-31
TITAN INTERNATIONAL INC
filed 2011-11-09
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12936

TITAN INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Illinois	36-3228472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

This Form 10-K/A amends the Annual Report on Form 10-K of Titan International, Inc. (Titan or the Company) for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission (SEC) on February 24, 2011.  This Form 10-K/A is being filed to restate the financial statements to correct an error of $9.8 million in the recorded value of Titan’s Generation 1 super giant tires.  For more information on this restatement, please refer to Part II, Item 9A – Controls and Procedures and Note 2 of the Notes to Consolidated Financial Statements.

For the convenience of the reader, this Form 10-K/A sets forth the Company’s original Form 10-K as filed with the SEC on February 24, 2011 in its entirety, as amended by, and to reflect, the restatement.  No attempt has been made in this Form 10-K/A to update other disclosures presented in the original Form 10-K, except as required to reflect the effects of the restatement.  Accordingly, this Form 10-K/A should be read in conjunction with Titan’s filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.
The following items have been amended as a result of this restatement:

•	Part I, Item 1, Business – Market Conditions Outlook
•	Part I, Item 1A, Risk Factors – Net loss risk
•	Part II, Item 6, Selected Financial Data
•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II, Item 9A, Controls and Procedures
•	Part IV, Item 15, Exhibits, Financial Statement Schedules
•	Schedule II, Valuation Reserves

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

EARTHMOVING/CONSTRUCTION MARKET
The Company manufactures rims, wheels and tires for various types of OTR earthmoving, mining, military and construction equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, articulated dump trucks, load transporters, haul trucks and backhoe loaders.  The earthmoving/ construction market is often referred to as OTR, an acronym for off-the-road.  The Company provides OEM and aftermarket customers with a broad range of earthmoving/construction wheels ranging in diameter from 20 to 63 inches and in weight from 125 pounds to 7,000 pounds.  The 63-inch diameter wheel is the largest manufactured in North America for the earthmoving/construction market. Titan’s earthmoving/construction tires range from approximately 3 feet to approximately 13 feet in outside diameter and in weight from 50 pounds to 12,500 pounds.  The Company offers the added value of wheel and tire assembly for certain applications in the earthmoving/ construction market.

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
The Company reported net loss of $(5.9) million for the year ended December 31, 2010 and $(24.6) million for the year ended December 31, 2009.  As a result of these losses, the Company has a net operating loss carryforward for income tax purposes.  If Titan would continue to incur net losses, the Company may not be able to realize the full tax benefit of these net operating losses.

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

(All amounts in thousands, except per share data)
	Year Ended December 31,
	2010	2009	2008	2007	2006
	As Restated
Net sales	$881,591	$727,599	$1,036,700	$837,021	$679,454
Gross profit	104,090	55,965	139,714	84,131	72,778
Noncash goodwill impairment charge	0	11,702	0	0	0
Income (loss) from operations	30,945	(18,894)	73,321	24,838	22,011
Noncash Titan Europe Plc charge	0	0	(37,698)	0	0
Noncash debt conversion charge	0	0	0	(13,376)	0
Income (loss) before income taxes	(9,190)	(32,002)	23,010	(3,884)	8,574
Net income (loss)	(5,926)	(24,645)	13,337	(7,247)	5,144
Net income (loss) per share – basic *	(.17)	(.71)	.39	(.23)	.21
Net income (loss) per share – diluted *	(.17)	(.71)	.38	(.23)	.21
Dividends declared per common share *	.020	.020	.018	.016	.016
* Adjusted to reflect the five-for-four stock split that took place in 2008.

(All amounts in thousands)	As of December 31,
	2010	2009	2008	2007	2006
	As Restated
Working capital	$388,997	$375,144	$232,564	$239,985	$247,009
Current assets	481,350	445,216	369,199	327,765	309,933
Total assets	780,880	736,463	654,782	590,495	585,126
Long-term debt (a)	373,564	366,300	200,000	200,000	291,266
Stockholders’ equity	272,031	261,953	279,188	272,522	187,177
(a) Excludes amounts due within one year and classified as a current liability.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement
On October 25, 2011, management of the Company and Titan’s Audit Committee of the Board of Directors (Audit Committee) concluded that the Company’s consolidated financial statements as of and for the year ended December 31, 2010, contained in its Annual Report on Form 10-K and the unaudited consolidated condensed financial statements for the first and second quarters of 2011 included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011 should no longer be relied upon as a result of the error described in the following paragraph.

In the third quarter of 2008, the Company began manufacturing the first generation (Gen 1) of its super giant tires. In the fourth quarter of 2009, the Company ceased manufacturing Gen 1 tires due to the creation of the second generation (Gen 2) of super giant tires which began production in the first quarter of 2010.  During the fourth quarter of 2010, the Company recorded a $5.1 million charge to reduce the remaining Gen 1 tire inventory to an estimated market value of $10.6 million.  In October of 2011, the Company determined that the analysis performed in the fourth quarter of 2010 that created the $5.1 million adjustment was not reflective of all the facts and circumstances that existed at December 31, 2010.  After reconsidering the facts and circumstances that existed at December 31, 2010, the Company determined that the estimated market value of the Gen 1 tires that remained as of December 31, 2010 was $0.7 million.  Accordingly, the Company is restating its consolidated financial statements as of and for the year ended December 31, 2010 to reflect an additional charge of $9.8 million for its Gen 1 inventory.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K/A contains forward-looking statements, including statements regarding, among other items:

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

Readers of this Form 10-K/A should understand that these forward-looking statements are based on the Company’s expectations and are subject to a number of risks and uncertainties, including those in Item 1A, Part I of this report, “Risk Factors,” certain of which are beyond the Company’s control.

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

The following table provides highlights for the year ended December 31, 2010, compared to 2009 (amounts in thousands):
	2010	2009
	As Restated
Net sales	$881,591	$727,599
Income (loss) from operations	30,945	(18,894)
Net loss	(5,926)	(24,645)

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

The Company’s income from operations was $30.9 million for 2010, compared to loss from operations of $(18.9) million for 2009.  Titan’s net loss was $(5.9) million for 2010, compared to $(24.6) million in 2009.  Diluted loss per share was $(.17) in 2010, compared to $(.71) in 2009.  The operating gains were primarily the result of the significant increase in second half 2010 results as compared to the extended shutdowns that influenced the second half 2009 results.

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
	As a Percentage of Net Sales
	Year ended December 31,
	2010	2009	2008
	As Restated
Net sales	100.0%	100.0%	100.0%
Cost of sales	88.2	92.3	86.5
Gross profit	11.8	7.7	13.5

Selling, general and administrative expenses	6.5	6.4	5.2
Research and development	0.7	1.2	0.3
Royalty expense	1.1	1.1	0.9
Noncash goodwill impairment charge	0.0	1.6	0.0
Income (loss) from operations	3.5	(2.6)	7.1

Interest expense	(3.0)	(2.2)	(1.5)
Gain (loss) on note repurchase	(1.7)	0.2	0.0
Noncash Titan Europe Plc charge	0.0	0.0	(3.6)
Other income, net	0.1	0.2	0.2
Income (loss) before income taxes	(1.1)	(4.4)	2.2
Income tax provision (benefit)	(0.4)	(1.0)	0.9
Net income (loss)	(0.7)%	(3.4)%	1.3%

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

Inventories
Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method in 2010 for approximately 61% of inventories and the last-in, first-out (LIFO) method for approximately 39% of inventories.  The major rubber material inventory and related work-in-process and their finished goods are accounted for under the FIFO method.  The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method.  Market value is estimated based on current selling prices.  Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price based on historical experience.  Should experience change, additional estimated provisions would be necessary.

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

As a result of the net losses in 2009 and 2010, the Company has a net operating loss carryforward for income tax purposes.  If Titan would continue to incur net losses, the Company may not be able to realize the full tax benefit of these net operating losses.

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

The effect of hypothetical changes to selected assumptions on the Company’s frozen pension benefit obligations would be as follows (amounts in thousands):
		December 31, 2010			2011
		Increase	Increase		Increase
	Percentage	(Decrease)	(Decrease)		(Decrease)
Assumptions	Change	PBO (a)	Equity		Expense
Pension
Discount rate	+/-.5	$(4,747)/$5,170	$4,747/$	(5,170)	$(481)/$156
Expected return on assets	+/-.5				$(351)/$351

(a)	Projected benefit obligation (PBO) for pension plans.

FISCAL YEAR ENDED DECEMBER 31, 2010, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2009

RESULTS OF OPERATIONS
Highlights for the year ended December 31, 2010, compared to 2009 (amounts in thousands):
	2010	2009	% Increase
	As Restated
Net sales	$881,591	$727,599	21%
Cost of sales	777,501	671,634	16%
Gross profit	104,090	55,965	86%
Gross profit percentage	11.8%	7.7%

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

Cost of Sales and Gross Profit
Cost of sales was $777.5 million for the year ended December 31, 2010, as compared to $671.6 million in 2009.  The cost of sales increased 16% as a result of higher sales levels of 21%.

Gross profit for the year 2010 was $104.1 million, or 11.8% of net sales, compared to $56.0 million, or 7.7% of net sales for 2009.  The gross profit margin for 2010 was higher than 2009 primarily due to the negative margins in the second half of 2009 resulting from extended production facility shutdowns and improved plant utilization resulting from the higher sales levels.

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

Income (loss) from Operations
Income (loss) from operations was as follows (amounts in thousands):
	2010	2009	% Increase
	As Restated
Income (loss) from operations	$30,945	$(18,894)	n/a
Percentage of net sales	3.5%	(2.6)%

Income from operations for the year ended December 31, 2010, was $30.9 million, or 3.5% of net sales, compared to loss from operations of $(18.9) million, or (2.6)% of net sales, in 2009.  This increase was the net result of the items previously discussed above.

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

Income Tax Benefit
Income tax benefit was as follows (amounts in thousands):
	2010	2009	% Decrease
	As Restated
Income tax benefit	$(3,264)	$(7,357)	(56)%

The Company recorded income tax benefit of $(3.3) million in 2010 and $(7.4) million in 2009.   The Company’s effective tax rate was 36% in 2010 and 23% in 2009.  The Company’s 2010 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to the pre-tax income primarily as the result of state taxes.  The Company’s 2009 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $11.7 million noncash goodwill impairment charge.  This noncash goodwill charge is not deductible for income tax purposes.

Net Loss
Net loss was as follows (amounts in thousands):
	2010	2009	% Decrease
	As Restated
Net loss	$(5,926)	$(24,645)	(76)%

Net loss for the year ended December 31, 2010, was $(5.9) million, compared to $(24.6) million in 2009.  Basic and diluted loss per share was $(.17) for the year ended December 31, 2010, as compared to $(.71) in 2009.   The Company’s net loss and loss per share were lower due to the items previously discussed.

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

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):
	2010	2009	% Increase
	As Restated
Net sales	$191,042	$144,589	32%
Gross profit (loss)	(3,400)	3,595	n/a
Loss from operations	(11,296)	(7,999)	41%

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

Gross loss in the earthmoving/construction market was $(3.4) million for the year 2010, as compared to gross profit of $3.6 million in 2009.  The Company’s earthmoving/construction market loss from operations was $(11.3) million for the year 2010, as compared to $(8.0) million in 2009.  The lower gross profit in 2010 when compared to 2009 was primarily the result of a write-down in inventory value of approximately $15 million for certain large earthmoving/construction tires partially offset by substantially higher plant utilization rates.

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

Segment Summary
(Amounts in thousands)
2010	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
		As Restated			As Restated
Net sales	$675,178	$191,042	$15,371	$0	$881,591
Gross profit (loss)	108,102	(3,400)	2,867	(3,479)	104,090
Income (loss) from operations	91,953	(11,296)	2,542	(52,254)	30,945

2009
Net sales	$563,528	$144,589	$19,482	$0	$727,599
Gross profit (loss)	51,955	3,595	1,604	(1,189)	55,965
Income (loss) from operations	26,980	(7,999)	(206)	(37,669)	(18,894)

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

(amounts in thousands)	Year ended December 31,
	2010	2009	Change
Cash	$239,500	$229,182	$10,318

Operating Cash Flows
Summary of cash flows from operating activities:
(Amounts in thousands)	Year ended December 31,
	2010	2009	Change
	As Restated
Net loss	$(5,926)	$(24,645)	$18,719
Depreciation and amortization	37,567	34,296	3,271
Deferred income tax benefit	(2,079)	(2,950)	871
(Gain) loss on note repurchase	14,573	(1,398)	15,971
Noncash goodwill impairment charge	0	11,702	(11,702)
Accounts receivable	(21,491)	59,018	(80,509)
Inventories	(8,007)	37,170	(45,177)
Accounts payable	11,035	(41,301)	52,336
Other current liabilities	11,426	(462)	11,888
Other operating activities	13,613	883	12,730
Cash provided by operating activities	$50,711	$72,313	$(21,602)

For the year ended December 31, 2010, operating activities provided cash of $50.7 million which included a net loss of $(5.9) million, an increase in accounts payable of $11.0 million, an increase in other current liabilities of $11.4 million and cash flows from other operating activities of $13.6 million.  Net loss included noncash charges of $37.6 million for depreciation and amortization and a $14.6 million loss on note repurchase.  Positive cash flows were offset by increases in accounts receivable and inventory of $21.5 million and $8.0 million, respectively.

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

Operating cash flows decreased $21.6 million from the year ended December 31, 2009, to December 31, 2010.  The net loss for 2010 decreased $18.7 million from the loss in 2009.  When comparing 2010 to 2009, cash flows from accounts receivable and inventories decreased $80.5 million and $45.2 million, respectively.  These decreases were offset by increases in cash flow from accounts payable of $52.3 million.  The increases in accounts receivable and accounts payable is the result of significantly higher fourth quarter sales, which increased approximately 59% when comparing the fourth quarter of 2010 to the fourth quarter of 2009.  The inventory increase in 2010 was due to rebuilding inventory balances from the substantially reduced year-end 2009 inventory levels.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15, Part IV of this report, “Exhibits, Financial Statement Schedules.”

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Restatement
On October 25, 2011, management of the Company and Titan’s Audit Committee of the Board of Directors (Audit Committee) concluded that the Company’s consolidated financial statements as of and for the year ended December 31, 2010, contained in its Annual Report on Form 10-K and the unaudited consolidated condensed financial statements for the first and second quarters of 2011 included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011 should no longer be relied upon as a result of the error described in the following paragraph.

In the third quarter of 2008, the Company began manufacturing the first generation (Gen 1) of its super giant tires.  In the fourth quarter of 2009, the Company ceased manufacturing Gen 1 tires due to the creation of the second generation (Gen 2) of super giant tires which began production in the first quarter of 2010.  During the fourth quarter of 2010, the Company recorded a $5.1 million charge to reduce the remaining Gen 1 tire inventory to an estimated market value of $10.6 million.  In October of 2011, the Company determined that the analysis performed in the fourth quarter of 2010 that created the $5.1 million adjustment was not reflective of all the facts and circumstances that existed at December 31, 2010.  After reconsidering the facts and circumstances that existed at December 31, 2010, the Company determined that the estimated market value of the Gen 1 tires that remained as of December 31, 2010 was $0.7 million.  Accordingly, the Company is restating its consolidated financial statements as of and for the year ended December 31, 2010 to reflect an additional charge of $9.8 million for its Gen 1 inventory.  In connection with this restatement, management determined there is a deficiency in the internal control relating to the valuation of Gen 1 inventory that should be classified as a material weakness.

Evaluation of Disclosure Controls and Procedures (Restated)
In the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, originally filed on February 24, 2011, the Company’s principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2010.  In connection with the Company’s decision to restate the December 31, 2010 consolidated financial statements, the Company’s principal executive officer and principal financial officer, re-evaluated the effectiveness of the design and operation of Titan’s disclosure controls and procedures and have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2010, as a result of the material weakness related to the valuation of the Gen 1 tires as discussed below in Management’s Report on Internal Control Over Financial Reporting.

Notwithstanding the material weaknesses described below, the Company and its management have concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K/A are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Management’s Report on Internal Control Over Financial Reporting (Restated)
Titan’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed by, or under the supervision of, Titan’s principal executive officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As a result of the error discussed above and in Note 2 of the Company’s Notes to Consolidated Financial Statements in this Form 10-K/A, and material weakness discussed below, management reassessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this reassessment, management used the criteria described in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statement will not be prevented or detected on a timely basis.  Based on management’s reassessment, management is restating its original report and has now concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010, due to the fact that there was a material weakness related to its accounting for inventory.  Specifically, the Company’s control with respect to its valuation of certain tire inventory (Gen 1) did not accurately calculate the decline in value as of December 31, 2010.  This control deficiency resulted in the restatement of the Company’s 2010 annual consolidated financial statements and its interim financial information for the quarterly periods ended March 31 and June 30, 2011.  If not remediated, this control deficiency could result in future material misstatement to inventory and cost of goods sold within the Company’s financial statements.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K/A.

Changes in Internal Controls Over Financial Reporting
There were no material changes other than the material weakness in the Gen 1 inventory described above in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan
Management and the Board of Directors are committed to the continued improvement of the Company’s overall system of internal control over financial reporting.  Management believes the remediation measures described below will remediate the identified control deficiency and strengthen the Company’s internal control over financial reporting.

Management will implement the following measures to remediate the internal control deficiency with respect to its valuation of Gen 1 inventory.

•
The methodology for computing the market value of the Gen 1 inventory will be re-evaluated to accurately calculate the market value of the Gen 1 inventory.  To enhance this methodology, the Company will utilize more critical analysis of relevant market information used to determine inventory market value.

•
When calculating the market value of the Gen 1 inventory, the Company will use input from a variety of Titan personnel including management, accounting, and sales, as well as any information available to Titan from outside sources.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s 2011 Proxy Statement under the caption “Audit and Other Fees.”

PART IV

ITEM 15 –	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

	Management’s Responsibility for Financial Statements and Report on Internal Control Over Financial Reporting	F-1

	Report of Independent Registered Public Accounting Firm	F-2

	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008	F-4

	Consolidated Balance Sheets at December 31, 2010 and 2009	F-5

	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2009 and 2010	F-6

	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	F-7

	Notes to Consolidated Financial Statements	F-8 through F-40

2.	Financial Statement Schedule

	Schedule II – Valuation Reserves	S-1

3.	Exhibits

The accompanying Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	November 9, 2011	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 9, 2011.

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
Anthony L. Soave

TITAN INTERNATIONAL, INC.
Exhibit Index
Annual Report on Form 10-K/A
Exhibit
No.	DESCRIPTION
3.1 (a)	Amended Restated Articles of Incorporation of the Company
3.2 (b)	Bylaws of the Company
4.1 (c)	Indenture between the Company and U.S. Bank National Association dated December 28, 2006
4.2 (d)	First Supplemental Indenture dated September 14, 2010 to December 28, 2006 Indenture between the Company and U.S. Bank National Association
4.3 (e)	Indenture between the Company and U.S. Bank National Association dated December 21, 2009
4.4 (d)	Indenture between the Company and U.S. Bank National Association dated October 1, 2010
10.1 (f)	1994 Non-Employee Director Stock Option Plan
10.2 (g)	2005 Equity Incentive Plan
10.3 (h)	Amended and Restated Credit Agreement among the Company and Bank of America, N.A. dated as of January 30, 2009
10.4 (i)	First Amendment to Amended and Restated Credit Agreement dated as of September 9, 2010
10.5 (j)	Second Amendment to Amended and Restated Credit Agreement dated as of January 7, 2011
10.6 (j)	Form of Exchange Agreement for 5.625% Convertible Senior Subordinated Notes due 2017
10.7 (k)	Maurice M. Taylor, Jr. Employment Agreement
10.8 (k)	Kent W. Hackamack Employment Agreement
10.9 (k)	Cheri T. Holley Employment Agreement
10.10 (l)	Maurice M. Taylor, Jr. Employment Agreement Amendment
10.11 (a)	Trademark License Agreement with The Goodyear Tire & Rubber Company **
10.12 (a)	Supply Agreement with Deere & Company – August 2006 **
10.13 (a)	Supply Agreement with Deere & Company – April 2008 **
10.14 (l)	Wheel Purchase Agreement with Deere & Company – November 2010 **
10.15 (l)	Purchase Agreement – Latin America between The Goodyear Tire & Rubber Company and Titan Tire Corporation dated December 13, 2010
10.16 (l)	Put Option between The Goodyear Tire & Rubber Company, Goodyear Dunlop Tires France SA and Titan Tire Corporation dated December 13, 2010
21*	Subsidiaries of the Registrant
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith
** Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.
(a)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for the quarterly period ended September 30, 2010 (No. 1-12936).
(b)	Incorporated by reference to the same numbered exhibit contained in the Company’s Registration Statement on Form S-4 (No. 33-69228).
(c)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form S-4 (No. 333-141865).
(d)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed October 5, 2010. (No. 1-12936).
(e)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on December 21, 2009 (No. 1-12936).
(f)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-61743).
(g)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on March 30, 2005.
(h)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-K for the year ended December 31, 2009 (No 1-12936).
(i)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on September 9, 2010 (No. 1-12936).
(j)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on January 7, 2011 (No. 1-12936).
(k)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for the quarterly period ended June 30, 2006 (No. 1-12936).
(l)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-K for the year ended December 31, 2010 (No 1-12936).

Management’s Responsibility for Financial Statements

Management is responsible for the preparation of the Company’s consolidated financial statements included in this annual report on Form 10-K/A.  Management believes that the consolidated financial statements fairly reflect the Company’s financial transactions and the financial statements reasonably present the Company’s financial position and results of operations in conformity with accounting principles generally accepted in the United States of America.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholders of
Titan International, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Titan International, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the Company's valuation of certain tire inventory that did not accurately calculate the decline in value as of December 31, 2010 existed as of that date.  Accordingly, management's report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the Company's valuation of certain tire inventory that did not accurately calculate the decline in value as of December 31, 2010, existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting.  We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 2 to the consolidated financial statements, the Company has restated its 2010 financial statements to correct an error.

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

/s/ PricewaterhouseCoopers LLP
St. Louis, MO
February 23, 2011, except for the effects of the restatement described in Note 2 to the consolidated financial statements and the matter described in the penultimate paragraph of Management's Report on Internal Control over Financial Reporting (Restated) as to which the date is November 9, 2011

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,
	2010	2009	2008
	As Restated
Net sales	$881,591	$727,599	$1,036,700
Cost of sales	777,501	671,634	896,986
Gross profit	104,090	55,965	139,714
Selling, general and administrative expenses	57,565	46,734	53,661
Research and development expenses	6,317	8,850	3,490
Royalty expense	9,263	7,573	9,242
Noncash goodwill impairment charge	0	11,702	0
Income (loss) from operations	30,945	(18,894)	73,321
Interest expense	(26,667)	(16,246)	(15,122)
Gain (loss) on note repurchase	(14,573)	1,398	0
Noncash Titan Europe Plc charge	0	0	(37,698)
Other income	1,105	1,740	2,509
Income (loss) before income taxes	(9,190)	(32,002)	23,010
Income tax provision (benefit)	(3,264)	(7,357)	9,673
Net income (loss)	$(5,926)	$(24,645)	$13,337
Earnings (loss) per common share:
Basic	$(.17)	$(.71)	$.39
Diluted	(.17)	(.71)	.38
Average common shares and equivalents outstanding:
Basic	34,896	34,708	34,410
Diluted	34,896	34,708	34,838

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31,
	2010	2009
Assets	As Restated
Current assets
Cash and cash equivalents	$239,500	$229,182
Accounts receivable (net of allowance of $3,889 and $3,958, respectively)	89,004	67,513
Inventories	118,143	110,136
Deferred income taxes	16,040	11,108
Prepaid and other current assets	18,663	27,277
Total current assets	481,350	445,216

Property, plant and equipment, net	248,054	254,461
Deferred income taxes	0	7,253
Other assets	51,476	29,533

Total assets	$780,880	$736,463

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$35,281	$24,246
Other current liabilities	57,072	45,826
Total current liabilities	92,353	70,072

Long-term debt	373,564	366,300
Deferred income taxes	1,664	0
Other long-term liabilities	41,268	38,138
Total liabilities	508,849	474,510

Commitments and contingencies: Notes 13, 23 and 24

Stockholders’ equity
Common stock (no par, 120,000,000 shares authorized, 37,475,288 issued)	30	30
Additional paid-in capital	300,540	299,519
Retained earnings	9,744	16,377
Treasury stock (at cost, 2,108,561 and 2,214,347 shares, respectively)	(19,324)	(20,274)
Treasury stock reserved for contractual obligations	(1,917)	(5,393)
Accumulated other comprehensive loss	(17,042)	(28,306)
Total stockholders’ equity	272,031	261,953

Total liabilities and stockholders’ equity	$780,880	$736,463

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(All amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for contractual obligations	Accumulated other comprehensive income (loss)	Total
Balance January 1, 2008	#34,183,484	$30	$303,908	$29,012	$(29,384)	$0	$(31,044)	$272,522

Comprehensive income (loss):
Net income				13,337				13,337
Noncash Titan Europe Plc charge							14,249	14,249
Pension liability adjustments, net of tax							(17,964)	(17,964)
Comprehensive income								9,622
Dividends paid on common stock				(623)				(623)
Noncash Titan Europe Plc charge			(10,471)					(10,471)
Cash paid for fractional shares resulting from stock split			(70)					(70)
Exercise of stock options	313,463		5,389		2,278			7,667
Issuance of treasury stock for funding contractual obligations on employee contracts	512,640		898		4,603	(5,501)		0
Issuance of treasury stock under 401(k) plan	22,097		370		171			541
Balance December 31, 2008	35,031,684	30	300,024	41,726	(22,332)	(5,501)	(34,759)	279,188

Comprehensive income (loss):
Net loss				(24,645)				(24,645)
Pension liability adjustments, net of tax							5,538	5,538
Unrealized gain on investment, net of tax							915	915
Comprehensive loss								(18,192)
Dividends paid on common stock				(704)				(704)
Exercise of stock options	170,000		(384)		1,526			1,142
Contractual obligation transactions			(7)			108		101
Issuance of treasury stock under 401(k) plan	59,257		(114)		532			418
Balance December 31, 2009	35,260,941	30	299,519	16,377	(20,274)	(5,393)	(28,306)	261,953

Comprehensive income (as restated):
Net loss (as restated)				(5,926)				(5,926)
Pension liability adjustments, net of tax							710	710
Unrealized gain on investment, net of tax							10,554	10,554
Comprehensive income (as restated)								5,338
Dividends paid on common stock				(707)				(707)
Exercise of stock options	56,250		(220)		505			285
Stock-based compensation			201					201
Contractual obligation transactions			999			3,476		4,475
Issuance of treasury stock under 401(k) plan	49,536		41		445			486
Balance December 31, 2010 (As Restated)	#35,366,727	$30	$300,540	$9,744	$(19,324)	$(1,917)	$(17,042)	$272,031

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:	As Restated
Net income (loss)	$(5,926)	$(24,645)	$13,337
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	37,567	34,296	30,368
Deferred income tax provision (benefit)	(2,079)	(2,950)	13,987
(Gain) loss on note repurchase	14,573	(1,398)	0
Noncash goodwill impairment charge	0	11,702	0
Noncash Titan Europe Plc charge	0	0	24,504
Stock-based compensation	201	0	0
Excess tax benefit from stock options exercised	0	0	(4,131)
Issuance of treasury stock under 401(k) plan	486	418	541
(Increase) decrease in assets:
Accounts receivable	(21,491)	59,018	(28,137)
Inventories	(8,007)	37,170	(19,258)
Prepaid and other current assets	8,614	(5,615)	(3,823)
Other assets	91	(2,031)	575
Increase (decrease) in liabilities:
Accounts payable	11,035	(41,301)	21,555
Other current liabilities	11,426	(462)	6,393
Other liabilities	4,221	8,111	(4,741)
Net cash provided by operating activities	50,711	72,313	51,170

Cash flows from investing activities:
Capital expenditures	(28,854)	(39,537)	(79,953)
Acquisition of shares of Titan Europe Plc	0	(2,399)	0
Other	106	1,042	104
Net cash used for investing activities	(28,748)	(40,894)	(79,849)

Cash flows from financing activities:
Proceeds from borrowings	200,000	172,500	0
Repurchase of senior notes	(206,166)	(4,726)	0
Proceeds (payment) on revolving credit facility, net	0	(25,000)	25,000
Proceeds from exercise of stock options	285	1,142	3,536
Excess tax benefit from stock options exercised	0	0	4,131
Payment of financing fees	(5,057)	(7,107)	(70)
Dividends paid	(707)	(704)	(585)
Net cash provided by (used for) financing activities	(11,645)	136,105	32,012

Net increase in cash and cash equivalents	10,318	167,524	3,333
Cash and cash equivalents, beginning of year	229,182	61,658	58,325
Cash and cash equivalents, end of year	$239,500	$229,182	$61,658

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Inventories
Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method in 2010 for approximately 61% of inventories and the last-in, first-out (LIFO) method for approximately 39% of inventories.  The major rubber material inventory and related work-in-process and their finished goods are accounted for under the FIFO method.  The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method.  Market value is estimated based on current selling prices.  Estimated provisions are established for excess and obsolete inventory, as well as inventory carried above market price based on historical experience.

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

Impairment of goodwill
The Company reviews goodwill for impairment during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  In the fourth quarter of 2009, the Company recorded a noncash charge for the impairment of goodwill of $11.7 million on both a pre-tax and after-tax basis.  The charge was associated with the reporting units of the Company’s agricultural ($6.9 million), earthmoving/construction ($3.6 million), and consumer ($1.2 million) segments.  The Company had no remaining goodwill after the impairment.  See Note 9 for additional information.

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

Warranty costs
The Company provides limited warranties on workmanship on its products in all market segments.  The provision for estimated warranty costs is made in the period when such costs become probable and is based on past warranty experience.  See Note 11 for additional information.

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

Stock-based compensation
At December 31, 2010, the Company has two stock-based compensation plans, which are described in 22.  Compensation expense for stock-based compensation is recognized over the requisite service period at the estimated fair value of the award at the grant date.  In 2010, the Company granted 494,938 stock options.  The Company granted no stock options in 2009 or 2008.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	RESTATEMENT

In the third quarter of 2008, the Company began manufacturing the first generation (Gen 1) of its super giant tires.  In the fourth quarter of 2009, the Company ceased manufacturing Gen 1 tires due to the creation of the second generation (Gen 2) of super giant tires which began production in the first quarter of 2010.  During the fourth quarter of 2010, the Company recorded a $5.1 million charge to reduce the remaining Gen 1 tire inventory to an estimated market value of $10.6 million.  In October of 2011, the Company determined that the analysis performed in the fourth quarter of 2010 that created the $5.1 million adjustment was not reflective of all the facts and circumstances that existed at December 31, 2010.  After reconsidering the facts and circumstances that existed at December 31, 2010, the Company determined that the estimated market value of the Gen 1 tires that remained as of December 31, 2010 was $0.7 million.  Accordingly, the Company is restating its consolidated financial statements as of and for the year ended December 31, 2010 to reflect an additional charge of $9.8 million for its Gen 1 inventory.

The following table represents the impact of the restatement adjustments on the Company’s Consolidated Statement of Operations for the year ended December 31, 2010 (amounts in thousands, except share and per share data):
	Consolidated Statement of Operations
	Year ended December 31, 2010
	Previously Reported	Restatement Adjustment	Restated
Net sales	$881,591	$0	$881,591
Cost of sales	767,662	9,839	777,501
Gross profit	113,929	(9,839)	104,090
Selling, general and administrative expenses	57,565	0	57,565
Research and development expenses	6,317	0	6,317
Royalty expense	9,263	0	9,263
Income (loss) from operations	40,784	(9,839)	30,945
Interest expense	(26,667)	0	(26,667)
Gain (loss) on note repurchase	(14,573)	0	(14,573)
Other income	1,105	0	1,105
Income (loss) before income taxes	649	(9,839)	(9,190)
Income tax provision (benefit)	291	(3,555)	(3,264)
Net income (loss)	$358	$(6,284)	$(5,926)
Earnings (loss) per common share:
Basic	$.01	$(.18)	$(.17)
Diluted	.01	(.18)	(.17)
Average common shares and equivalents outstanding:
Basic	34,896	34,896	34,896
Diluted	35,391	34,896	34,896

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the impact of the restatement adjustments on the Company’s Consolidated Balance Sheet as of December 31, 2010 (amounts in thousands):
	Consolidated Balance Sheet
	December 31, 2010
Assets	Previously Reported	Restatement Adjustment	Restated
Current assets
Cash and cash equivalents	$239,500	$0	$239,500
Accounts receivable	89,004	0	89,004
Inventories	127,982	(9,839)	118,143
Deferred income taxes	12,791	3,249	16,040
Prepaid and other current assets	18,663	0	18,663
Total current assets	487,940	(6,590)	481,350

Property, plant and equipment, net	248,054	0	248,054
Other assets	51,476	0	51,476

Total assets	$787,470	$(6,590)	$780,880

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$35,281	$0	$35,281
Other current liabilities	57,072	0	57,072
Total current liabilities	92,353	0	92,353

Long-term debt	373,564	0	373,564
Deferred income taxes	1,970	(306)	1,664
Other long-term liabilities	41,268	0	41,268
Total liabilities	509,155	(306)	508,849

Stockholders’ equity
Common stock	30	0	30
Additional paid-in capital	300,540	0	300,540
Retained earnings	16,028	(6,284)	9,744
Treasury stock	(19,324)	0	(19,324)
Treasury stock reserved for contractual obligations	(1,917)	0	(1,917)
Accumulated other comprehensive loss	(17,042)	0	(17,042)
Total stockholders’ equity	278,315	(6,284)	272,031

Total liabilities and stockholders’ equity	$787,470	$(6,590)	$780,880

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the impact of the restatement adjustments on the Company’s cash flows from operating activities for the year ended December 31, 2010 (amounts in thousands):
	Year ended December 31,
	Previously Reported	Restatement Adjustment	Restated
Cash flows from operating activities:
Net income (loss)	$358	$(6,284)	$(5,926)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	37,567	0	37,567
Deferred income tax provision (benefit)	1,476	(3,555)	(2,079)
(Gain) loss on note repurchase	14,573	0	14,573
Stock-based compensation	201	0	201
Issuance of treasury stock under 401(k) plan	486	0	486
(Increase) decrease in assets:
Accounts receivable	(21,491)	0	(21,491)
Inventories	(17,846)	9,839	(8,007)
Prepaid and other current assets	8,614	0	8,614
Other assets	91	0	91
Increase (decrease) in liabilities:
Accounts payable	11,035	0	11,035
Other current liabilities	11,426	0	11,426
Other liabilities	4,221	0	4,221
Net cash provided by operating activities	50,711	0	50,711

The restatement adjustments did not impact the total net cash flows from financing and investing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2010.  Additionally, all amounts in notes to the Consolidated Financial Statements affected by the restatements have been labeled as restated.

3.	ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2010 and 2009, consisted of the following (amounts in thousands):
	2010	2009
Accounts receivable	$92,893	$71,471
Allowance for doubtful accounts	(3,889)	(3,958)
Accounts receivable, net	$89,004	$67,513

4.	INVENTORIES

Inventories at December 31, 2010 and 2009, consisted of the following (amounts in thousands):
	2010	2009
	As Restated
Raw material	$56,414	$44,336
Work-in-process	16,860	21,378
Finished goods	49,841	46,067
	123,115	111,781
Adjustment to LIFO basis	(4,972)	(1,645)
	$118,143	$110,136

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2010 and 2009, consisted of the following (amounts in thousands):
	2010	2009
Prepaid supplies	$14,056	$14,019
Prepaid income taxes	0	3,514
Other	4,607	9,744
	$18,663	$27,277

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2010 and 2009, consisted of the following (amounts in thousands):
	2010	2009
Land and improvements	$3,061	$2,993
Buildings and improvements	98,233	97,238
Machinery and equipment	383,231	359,244
Tools, dies and molds	84,134	77,926
Construction-in-process	8,741	16,383
	577,400	553,784
Less accumulated depreciation	(329,346)	(299,323)
	$248,054	$254,461

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

9.	GOODWILL

The changes in the carrying amount of goodwill by reporting units for the two years ended December 31, 2010, were as follows (amounts in thousands):
	Agricultural Segment	Earthmoving/Construction Segment	Consumer Segment	Total
Balance at January 1, 2009	$6,912	$3,552	$1,238	$11,702
Noncash goodwill impairment charge	(6,912)	(3,552)	(1,238)	(11,702)
Balance at December 31, 2009 and 2010	$0	$0	$0	$0

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2010 and 2009,  consisted of the following (amounts in thousands):
	2010	2009
Warranty	$12,471	$9,169
Wages and commissions	10,435	8,384
Accrued interest	8,579	7,656
Insurance	6,037	5,958
CEO and management incentive compensation	5,663	0
Other	13,887	14,659
	$57,072	$45,826

11.	WARRANTY COSTS

Changes in the warranty liability consisted of the following (amounts in thousands):
	2010	2009
Warranty liability, January 1	$9,169	$7,488
Provision for warranty liabilities	19,795	18,629
Warranty payments made	(16,493)	(16,948)
Warranty liability, December 31	$12,471	$9,169

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

12.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2010 and 2009, consisted of the following (amounts in thousands):
	2010	2009
Accrued pension liabilities	$26,218	$25,091
Accrued employment liabilities	11,495	9,481
Other	3,555	3,566
	$41,268	$38,138

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt at December 31, 2010 and 2009, consisted of the following (amounts in thousands):
	2010	2009
7.875% senior secured notes due 2017	$200,000	$0
5.625% convertible senior subordinated notes due 2017	172,500	172,500
8% senior unsecured notes due January 2012	1,064	193,800
	373,564	366,300
Less amounts due within one year	0	0
	$373,564	$366,300

Aggregate maturities of long-term debt are as follows (amounts in thousands):
2011	$0
2012	1,064
2013	0
2014	0
2015	0
Thereafter	372,500
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

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (amounts in thousands):
	December 31, 2010			December 31, 2009
	Total	Level 1	Levels 2&3	Total	Level 1	Levels 2&3
Investment in Titan Europe Plc	$22,693	$22,693	$0	$6,456	$6,456	$0
Investments for contractual obligations	11,168	11,168	0	5,869	5,869	0
Total	$33,861	$33,861	$0	$12,325	$12,325	$0

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	ROYALTY EXPENSE

Royalty expense consisted of the following (amounts in thousands):
	2010	2009	2008
Royalty expense	$9,263	$7,573	$9,242

The Company has a trademark license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America under the Goodyear name.  Royalty expenses recorded for the years ended December 31, 2010, 2009 and 2008, were $9.3 million, $7.6 million and $9.2 million, respectively.

18.	GAIN (LOSS) ON NOTE REPURCHASE

Gain (loss) on note repurchase consisted of the following (amounts in thousands):
	2010	2009	2008
Gain (loss) on note repurchase	$(14,573)	$1,398	$0

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

19.	OTHER INCOME, NET

Other income consisted of the following (amounts in thousands):
	2010	2009	2008
Investment gain (loss) related to contractual obligations	$824	$1,343	$(1,852)
Interest income	394	211	1,352
Dividend income – Titan Europe Plc	0	0	1,711
Other income (expense)	(113)	186	1,298
	$1,105	$1,740	$2,509

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	INCOME TAXES

Income (loss) before income taxes, consisted of the following (amounts in thousands):
	2010	2009	2008
	As Restated
Domestic	$(9,148)	$(31,863)	$21,727
Foreign	(42)	(139)	1,283
	$(9,190)	$(32,002)	$23,010

The income tax provision (benefit) was as follows (amounts in thousands):
	2010	2009	2008
	As Restated
Current
Federal	$(853)	$(3,526)	$7,814
State	(331)	160	34
Foreign	0	(1,041)	1,031
	(1,184)	(4,407)	8,879
Deferred
Federal	(2,531)	(2,721)	811
State	451	(229)	(17)
Foreign	0	0	0
	(2,080)	(2,950)	794
Income tax provision (benefit)	$(3,264)	$(7,357)	$9,673

The income tax provision differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) as a result of the following:
	2010	2009	2008
	As Restated
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Nondeductible goodwill impairment	0.0	(12.8)	0.0
Repatriation of foreign earnings	0.0	0.0	1.9
Foreign taxes, net	(0.2)	1.6	(1.9)
State taxes, net	(0.7)	(0.1)	4.8
Other, net	1.4	(0.7)	2.2
Effective tax rate	35.5%	23.0%	42.0%

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009, are as follows (amounts in thousands):
	2010	2009
	As Restated
Deferred tax assets:
Net operating loss carryforwards	$9,755	$13,481
Pension	9,022	9,789
Unrealized loss on investments	7,719	13,401
Inventory	5,514	968
Warranty	4,365	3,533
Employee benefits and related costs	3,369	4,821
Allowance for bad debts	1,991	1,963
EPA reserve	703	858
Other	5,987	3,894
Deferred tax assets	48,425	52,708

Deferred tax liabilities:
Fixed assets	(34,049)	(34,347)
Deferred tax liabilities	(34,049)	(34,347)

Net deferred tax asset	$14,376	$18,361

The Company recorded income tax benefit of $(3.3) million for the year ended December 31, 2010, an income tax benefit of $(7.4) million for the year ended December 31, 2009, and income tax expense of $9.7 million for the year ended December 31, 2008.  The Company’s income tax expense (benefit) and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of state taxes.  The Company’s Federal net operating loss carryforward of approximately $20 million expires in 2029.  In addition, the Company has various state net operating loss carryforwards which are subject to expiration from 2019 to 2030.

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

22.	STOCK OPTION PLANS

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about certain revenues and expenses, income (loss) from operations and segment assets used by the chief operating decision maker of the Company as of and for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):
	2010	2009	2008
	As Restated
Revenues from external customers
Agricultural	$675,178	$563,528	$729,895
Earthmoving/construction	191,042	144,589	281,008
Consumer	15,371	19,482	25,797
	$881,591	$727,599	$1,036,700
Gross profit (loss)
Agricultural	$108,102	$51,955	$89,782
Earthmoving/construction	(3,400)	3,595	46,047
Consumer	2,867	1,604	3,938
Unallocated corporate	(3,479)	(1,189)	(53)
	$104,090	$55,965	$139,714
Income (loss) from operations
Agricultural	$91,953	$26,980	$74,241
Earthmoving/construction	(11,296)	(7,999)	38,422
Consumer	2,542	(206)	3,303
Unallocated corporate	(52,254)	(37,669)	(42,645)
Consolidated income (loss) from operations	30,945	(18,894)	73,321
Interest expense	(26,667)	(16,246)	(15,122)
Gain (loss) on note repurchase	(14,573)	1,398	0
Noncash Titan Europe Plc charge	0	0	(37,698)
Other income, net	1,105	1,740	2,509
Income (loss) before income taxes	$(9,190)	$(32,002)	$23,010

Capital expenditures
Agricultural	$16,017	$8,461	$10,946
Earthmoving/construction	5,628	29,593	67,203
Consumer	478	254	406
Unallocated corporate	6,731	1,229	1,398
	$28,854	$39,537	$79,953
Depreciation & amortization
Agricultural	$18,899	$17,531	$16,004
Earthmoving/construction	14,375	12,836	10,831
Consumer	458	535	594
Unallocated corporate	3,835	3,394	2,939
	$37,567	$34,296	$30,368
Total assets
Agricultural	$304,048	$257,523	$360,030
Earthmoving/construction	171,410	188,169	188,486
Consumer	5,863	8,305	9,401
Unallocated corporate (a)	299,559	282,466	96,865
	$780,880	$736,463	$654,782

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information by geographic area.  Revenues from external customers were determined based on the location of the selling subsidiary.  Geographic information as of and for the years ended December 31, 2010, 2009 and 2008 was as follows (amounts in thousands):
2010	United States	Other Countries	Consolidated Totals
Revenues from external customers	$881,591	$0	$881,591
Long-lived assets	248,054	0	248,054

2009
Revenues from external customers	$727,599	$0	$727,599
Long-lived assets	254,461	0	254,461

2008
Revenues from external customers	$1,036,700	$0	$1,036,700
Long-lived assets	260,144	0	260,144

28.	SUBSEQUENT EVENTS

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

29.	EARNINGS PER SHARE

Earnings per share for 2010, 2009 and 2008, are (amounts in thousands, except share and per share data):
2010 (As Restated)	Net income (loss)	Weighted- average shares	Per share amount
Basic and diluted loss per share (a)	$(5,926)	34,895,527	$(.17)

2009
Basic and diluted loss per share (b)	$(24,645)	34,707,891	$(.71)

2008
Basic earnings per share	$13,337	34,409,754	$.39
Effect of stock options/trusts	0	428,474
Diluted earnings per share	$13,337	34,838,228	$.38

(a)
The effect of stock options/trusts has been excluded as they were anti-dilutive.  The weighted-average share amount excluded for stock options/trusts totaled 495,789 shares.  The effect of convertible notes has not been included as they were anti-dilutive.  The weighted-average share amount excluded for convertible notes totaled 16,764,701 shares.

(b)
The effect of stock options/trusts has been excluded as they were anti-dilutive.  The weighted-average share amount excluded for stock options/trusts totaled 559,110 shares.  The effect of convertible notes has not been included as they were anti-dilutive.  The weighted-average share amount excluded for convertible notes totaled 483,481 shares.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30.	SUPPLEMENTARY DATA – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(All amounts in thousands, except per share data)
Quarter ended	March 31	June 30	September 30	December 31		Year ended December 31
				As Restated		As Restated

2010
Net sales	$196,448	$229,656	$222,818	$232,669		$881,591
Gross profit (loss)	26,087	33,903	27,946	16,154	(a)	104,090
Net income (loss)	2,078	4,569	4,015	(16,588)	(b)	(5,926)
Per share amounts:
Basic	.06	.13	.12	(.47)	(b)	(.17)	(c)
Diluted	.06	.12	.11	(.47)	(b)	(.17)	(c)

2009
Net sales	$232,604	$206,983	$141,496	$146,516		$727,599
Gross profit (loss)	30,063	29,746	(3,030)	(814)		55,965
Net income (loss)	7,041	5,910	(11,113)	(26,483)	(d)	(24,645)
Per share amounts:
Basic	.20	.17	(.32)	(.76)	(d)	(.71)
Diluted	.20	.17	(.32)	(.76)	(d)	(.71)

(a)	Inventory write-downs of $15.0 million for certain large earthmoving/construction tires were included in the quarter ended December 31, 2010.

(b)	Loss on note repurchase of $11.4 million was included in the quarter ended December 31, 2010.

(c)	As a result of changes in outstanding share balances and dilution factors, year-end per share amounts do not agree to the sum of the quarters.

(d)	Noncash goodwill impairment charge of $11.7 million was included in the quarter ended December 31, 2009.

The following table represents the impact of the restatement adjustments on the Company’s Quarterly Financial Information (Unaudited) for the quarter ended December 31, 2010.  See Note 2 – Restatement for additional discussion.
(All amounts in thousands, except per share data)
Quarter ended December 31, 2010	Previously Report	Restatement Adjustment	Restated
Net sales	$232,669	$0	$232,669
Gross profit	25,993	(9,839)	16,154
Net income (loss)	(10,304)	(6,284)	(16,588)
Per share amounts:
Basic	(.29)	(.18)	(.47)
Diluted	(.29)	(.18)	(.47)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31.	SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

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

	Consolidating Condensed Statements of Operations
	Year Ended December 31, 2010
(Amounts in thousands)	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	As Restated	As Restated		As Restated	As Restated
Net sales	$0	$881,591	$0	$0	$881,591
Cost of sales	2,340	775,161	0	0	777,501
Gross profit (loss)	(2,340)	106,430	0	0	104,090
Selling, general and administrative expenses	27,400	30,114	51	0	57,565
Research and development expenses	0	6,317	0	0	6,317
Royalty expense	0	9,263	0	0	9,263
Income (loss) from operations	(29,740)	60,736	(51)	0	30,945
Interest expense	(26,667)	0	0	0	(26,667)
Loss on note repurchase	(14,573)	0	0	0	(14,573)
Other income	921	183	1	0	1,105
Income (loss) before income taxes	(70,059)	60,919	(50)	0	(9,190)
Income tax provision (benefit)	(31,409)	28,168	(23)	0	(3,264)
Equity in earnings of subsidiaries	32,724	0	0	(32,724)	0
Net income (loss)	$(5,926)	$32,751	$(27)	$(32,724)	$(5,926)

	Consolidating Condensed Statements of Operations
	Year Ended December 31, 2009
(Amounts in thousands)
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$727,599	$0	$0	$727,599
Cost of sales	(6)	671,640	0	0	671,634
Gross profit	6	55,959	0	0	55,965
Selling, general and administrative expenses	16,549	30,093	92	0	46,734
Research and development expenses	67	8,783	0	0	8,850
Royalty expense	0	7,573	0	0	7,573
Noncash goodwill impairment charge	0	11,702	0	0	11,702
Loss from operations	(16,610)	(2,192)	(92)	0	(18,894)
Interest expense	(16,246)	0	0	0	(16,246)
Gain on note repurchase	1,398	0	0	0	1,398
Other income	1,452	288	0	0	1,740
Loss before income taxes	(30,006)	(1,904)	(92)	0	(32,002)
Income tax benefit	(6,897)	(439)	(21)	0	(7,357)
Equity in earnings of subsidiaries	(1,536)	0	0	1,536	0
Net income (loss)	$(24,645)	$(1,465)	$(71)	$1,536	$(24,645)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidating Condensed Statements of Operations
	Year Ended December 31, 2008
(Amounts in thousands)
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$1,036,700	$0	$0	$1,036,700
Cost of sales	(922)	897,908	0	0	896,986
Gross profit	922	138,792	0	0	139,714
Selling, general and administrative expenses	20,332	33,251	78	0	53,661
Research and development expenses	17	3,473	0	0	3,490
Royalty expense	0	9,242	0	0	9,242
Income (loss) from operations	(19,427)	92,826	(78)	0	73,321
Interest expense	(15,122)	0	0	0	(15,122)
Noncash Titan Europe Plc charge	(37,698)	0	0	0	(37,698)
Other income (expense)	832	(33)	1,710	0	2,509
Income (loss) before income taxes	(71,415)	92,793	1,632	0	23,010
Income tax provision (benefit)	(30,024)	39,011	686	0	9,673
Equity in earnings of subsidiaries	54,728	0	0	(54,728)	0
Net income	$13,337	$53,782	$946	$(54,728)	$13,337

	Consolidating Condensed Balance Sheets
	December 31, 2010
(Amounts in thousands)
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	As Restated	As Restated		As Restated	As Restated
Assets
Cash and cash equivalents	$239,362	$6	$132	$0	$239,500
Accounts receivable	0	89,004	0	0	89,004
Inventories	0	118,143	0	0	118,143
Prepaid and other current assets	17,981	16,722	0	0	34,703
Total current assets	257,343	223,875	132	0	481,350
Property, plant and equipment, net	7,678	240,376	0	0	248,054
Investment in subsidiaries	33,464	0	0	(33,464)	0
Other assets	22,183	6,600	22,693	0	51,476
Total assets	$320,668	$470,851	$22,825	$(33,464)	$780,880

Liabilities and Stockholders’ Equity
Accounts payable	$1,406	$33,875	$0	$0	$35,281
Other current liabilities	16,066	41,006	0	0	57,072
Total current liabilities	17,472	74,881	0	0	92,353
Long-term debt	373,564	0	0	0	373,564
Other long-term liabilities	8,855	34,077	0	0	42,932
Intercompany accounts	(351,254)	359,962	(8,708)	0	0
Stockholders’ equity	272,031	1,931	31,533	(33,464)	272,031
Total liabilities and stockholders’ equity	$320,668	$470,851	$22,825	$(33,464)	$780,880

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidating Condensed Statements of Cash Flows
	Year Ended December 31, 2009
(Amounts in thousands)
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$36,592	$35,742	$(21)	$72,313

Cash flows from investing activities:
Capital expenditures	(2,704)	(36,833)	0	(39,537)
Acquisition of shares of Titan Europe Plc	0	0	(2,399)	(2,399)
Other, net	0	1,042	0	1,042
Net cash used for investing activities	(2,704)	(35,791)	(2,399)	(40,894)

Cash flows from financing activities:
Proceeds from borrowings	172,500	0	0	172,500
Repurchase of senior notes	(4,726)	0	0	(4,726)
Payment on debt	(25,000)	0	0	(25,000)
Proceeds from exercise of stock options	1,142	0	0	1,142
Payment of financing fees	(7,107)	0	0	(7,107)
Other, net	(704)	0	0	(704)
Net cash provided by financing activities	136,105	0	0	136,105

Net increase (decrease) in cash and cash equivalents	169,993	(49)	(2,420)	167,524
Cash and cash equivalents, beginning of period	59,011	60	2,587	61,658
Cash and cash equivalents, end of period	$229,004	$11	$167	$229,182

	Consolidating Condensed Statements of Cash Flows
	Year Ended December 31, 2008
(Amounts in thousands)
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(25,759)	$75,319	$1,610	$51,170

Cash flows from investing activities:
Capital expenditures	(4,534)	(75,419)	0	(79,953)
Other, net	7	97	0	104
Net cash used for investing activities	(4,527)	(75,322)	0	(79,849)

Cash flows from financing activities:
Proceeds on revolving credit facility	25,000	0	0	25,000
Proceeds from exercise of stock options	3,536	0	0	3,536
Excess tax benefit from stock options exercised	4,131	0	0	4,131
Other, net	(655)	0	0	(655)
Net cash provided by financing activities	32,012	0	0	32,012

Net increase (decrease) in cash and cash equivalents	1,726	(3)	1,610	3,333
Cash and cash equivalents, beginning of year	57,285	63	977	58,325
Cash and cash equivalents, end of year	$59,011	$60	$2,587	$61,658

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

32.	SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

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
	Consolidating Condensed Statements of Operations
	Year Ended December 31, 2010
(Amounts in thousands)	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	As Restated	As Restated		As Restated	As Restated
Net sales	$0	$863,575	$18,016	$0	$881,591
Cost of sales	2,340	752,219	22,942	0	777,501
Gross profit (loss)	(2,340)	111,356	(4,926)	0	104,090
Selling, general and administrative expenses	27,400	8,491	21,674	0	57,565
Research and development expenses	0	6,190	127	0	6,317
Royalty expense	0	9,263	0	0	9,263
Income (loss) from operations	(29,740)	87,412	(26,727)	0	30,945
Interest expense	(26,667)	0	0	0	(26,667)
Loss on note repurchase	(14,573)	0	0	0	(14,573)
Other income	921	59	125	0	1,105
Income (loss) before income taxes	(70,059)	87,471	(26,602)	0	(9,190)
Income tax provision (benefit)	(31,409)	40,076	(11,931)	0	(3,264)
Equity in earnings of subsidiaries	32,724	(272)	272	(32,724)	0
Net income (loss)	$(5,926)	$47,123	$(14,399)	$(32,724)	$(5,926)

	Consolidating Condensed Statements of Operations
	Year Ended December 31, 2009
(Amounts in thousands)

	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$713,487	$14,112	$0	$727,599
Cost of sales	(6)	650,820	20,820	0	671,634
Gross profit (loss)	6	62,667	(6,708)	0	55,965
Selling, general and administrative expenses	16,549	9,719	20,466	0	46,734
Research and development expenses	67	8,616	167	0	8,850
Royalty expense	0	7,573	0	0	7,573
Noncash goodwill impairment charge	0	0	11,702	0	11,702
Income (loss) from operations	(16,610)	36,759	(39,043)	0	(18,894)
Interest expense	(16,246)	0	0	0	(16,246)
Gain on note repurchase	1,398	0	0	0	1,398
Other income	1,452	125	163	0	1,740
Income (loss) before income taxes	(30,006)	36,884	(38,880)	0	(32,002)
Income tax provision (benefit)	(6,897)	8,479	(8,939)	0	(7,357)
Equity in earnings of subsidiaries	(1,536)	(635)	4,233	(2,062)	0
Net income (loss)	$(24,645)	$27,770	$(25,708)	$(2,062)	$(24,645)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidating Condensed Statements of Operations
	Year Ended December 31, 2008
(Amounts in thousands)
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$1,013,881	$22,819	$0	$1,036,700
Cost of sales	(922)	873,439	24,469	0	896,986
Gross profit (loss)	922	140,442	(1,650)	0	139,714
Selling, general and administrative expenses	20,332	10,543	22,786	0	53,661
Research and development expenses	17	3,472	1	0	3,490
Royalty expense	0	9,242	0	0	9,242
Income (loss) from operations	(19,427)	117,185	(24,437)	0	73,321
Interest expense	(15,122)	0	0	0	(15,122)
Noncash Titan Europe Plc charge	(37,698)	0	0	0	(37,698)
Other income (expense)	832	(267)	1,944	0	2,509
Income (loss) before income taxes	(71,415)	116,918	(22,493)	0	23,010
Income tax provision (benefit)	(30,024)	49,152	(9,455)	0	9,673
Equity in earnings of subsidiaries	54,728	(1,062)	32,200	(85,866)	0
Net income	$13,337	$66,704	$19,162	$(85,866)	$13,337

	Consolidating Condensed Balance Sheets
	December 31, 2010
(Amounts in thousands)
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	As Restated	As Restated		As Restated	As Restated
Assets
Cash and cash equivalents	$239,362	$3	$135	$0	$239,500
Accounts receivable	0	85,335	3,669	0	89,004
Inventories	0	103,265	14,878	0	118,143
Prepaid and other current assets	17,981	15,937	785	0	34,703
Total current assets	257,343	204,540	19,467	0	481,350
Property, plant and equipment, net	7,678	218,999	21,377	0	248,054
Investment in subsidiaries	33,464	9,057	10	(42,531)	0
Other assets	22,183	869	28,424	0	51,476
Total assets	$320,668	$433,465	$69,278	$(42,531)	$780,880

Liabilities and Stockholders’ Equity
Accounts payable	$1,406	$32,305	$1,570	$0	$35,281
Other current liabilities	16,066	38,689	2,317	0	57,072
Total current liabilities	17,472	70,994	3,887	0	92,353
Long-term debt	373,564	0	0	0	373,564
Other long-term liabilities	8,855	28,083	5,994	0	42,932
Intercompany accounts	(351,254)	106,523	244,731	0	0
Stockholders’ equity	272,031	227,865	(185,334)	(42,531)	272,031
Total liabilities and stockholders’ equity	$320,668	$433,465	$69,278	$(42,531)	$780,880

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

S - 1