Form 10-Q/A
period 2011-03-31
TITAN INTERNATIONAL INC
filed 2011-11-09
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   1-12936

TITAN INTERNATIONAL, INC.

(Exact name of Registrant as specified in its Charter)
Illinois	36-3228472
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Titan International, Inc. (Titan or the Company) for the quarter ended March 31, 2011, which was filed with the Securities and Exchange Commission (SEC) on April 27, 2011.  This Form 10-Q/A is being filed to restate the financial statements to correct an error of $9.8 million in the recorded value of Titan’s Generation 1 super giant tires as of December 31, 2010.  For more information on this restatement, please refer to Part I, Item 4 – Controls and Procedures and Note 2 of the Notes to Consolidated Condensed Financial Statements.

For the convenience of the reader, this Form 10-Q/A sets forth the Company’s original Form 10-Q as filed with the SEC on April 27, 2011 in its entirety, as amended by, and to reflect, the restatement.  No attempt has been made in this Form 10-Q/A to update other disclosures presented in the original Form 10-Q, except as required to reflect the effects of the restatement.  Accordingly, this Form 10-Q/A should be read in conjunction with Titan’s filings made with the SEC subsequent to the filing of the Form 10-Q, including any amendments to those filings.

The following items have been amended as a result of this restatement:

•	Part I, Item 1, Financial Statements
•	Part I, Item 4, Controls and Procedures

TITAN INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations for the Three Months Ended March 31, 2011 and 2010	1

	Consolidated Condensed Balance Sheets as of March 31, 2011, and December 31, 2010	2

	Consolidated Condensed Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2011	3

	Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	4

	Notes to Consolidated Condensed Financial Statements	5-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

Part II.	Other Information

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 6.	Exhibits	35

	Signatures	35

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

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	March 31,	December 31,
	2011	2010
Assets	As Restated	As Restated
Current assets
Cash and cash equivalents	$230,048	$239,500
Accounts receivable	139,025	89,004
Inventories	123,840	118,143
Deferred income taxes	16,040	16,040
Prepaid and other current assets	18,031	18,663
Total current assets	526,984	481,350

Property, plant and equipment, net	242,064	248,054
Other assets	49,332	51,476

Total assets	$818,380	$780,880

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$45,186	$35,281
Other current liabilities	65,547	57,072
Total current liabilities	110,733	92,353

Long-term debt	312,881	373,564
Deferred income taxes	9,079	1,664
Other long-term liabilities	41,114	41,268
Total liabilities	473,807	508,849

Stockholders’ equity
Common stock(no par, 120,000,000 shares authorized, 44,092,997 and 37,475,288 issued, respectively)	37	30
Additional paid-in capital	375,746	300,540
Retained earnings	6,498	9,744
Treasury stock (at cost, 2,076,040 and 2,108,561 shares, respectively)	(19,033)	(19,324)
Treasury stock reserved for deferred compensation	(1,233)	(1,917)
Accumulated other comprehensive loss	(17,442)	(17,042)
Total stockholders’ equity	344,573	272,031

Total liabilities and stockholders’ equity	$818,380	$780,880

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total

Balance January 1, 2011 (As Restated)	#35,366,727	$30	$300,540	$9,744	$(19,324)	$(1,917)	$(17,042)	$272,031

Comprehensive income (loss):
Net loss				(3,036)				(3,036)
Pension liability adjustments, net of tax							593	593
Unrealized loss on investment, net of tax							(993)	(993)
Comprehensive loss								(3,436)
Dividends on common stock				(210)				(210)
Note conversion	6,617,709	7	73,902					73,909
Exercise of stock options	26,125		(4)		234			230
Stock-based compensation			393					393
Deferred compensation transactions			846			684		1,530
Issuance of treasury stock under 401(k) plan	6,396		69		57			126

Balance March 31, 2011 (As Restated)	#42,016,957	$37	$375,746	$6,498	$(19,033)	$(1,233)	$(17,442)	$344,573

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

Accounting policies have continued without significant change and are described in the Description of Business and Significant Accounting Policies contained in the Company’s amended 2010 Annual Report on Form 10-K/A.  These interim financial statements have been prepared pursuant to the Securities and Exchange Commission’s rules for Form 10-Q’s and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s amended 2010 Annual Report on Form 10-K/A.

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

TITAN INTERNATIONAL, INC
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table represents the impact of the restatement adjustments on the Company’s Consolidated Condensed Balance Sheets (Unaudited) as of March 31, 2011, and December 31, 2010 (amounts in thousands):

	CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
	March 31, 2011			December 31, 2010
Assets	Previously Reported	Restatement Adjustment	Restated	Previously Reported	Restatement Adjustment	Restated
Current assets
Cash and cash equivalents	$230,048	$0	$230,048	$239,500	$0	$239,500
Accounts receivable	139,025	0	139,025	89,004	0	89,004
Inventories	133,679	(9,839)	123,840	127,982	(9,839)	118,143
Deferred income taxes	12,791	3,249	16,040	12,791	3,249	16,040
Prepaid and other current assets	18,031	0	18,031	18,663	0	18,663
Total current assets	533,574	(6,590)	526,984	487,940	(6,590)	481,350

Property, plant and equipment, net	242,064	0	242,064	248,054	0	248,054
Other assets	49,332	0	49,332	51,476	0	51,476

Total assets	$824,970	$(6,590)	$818,380	$787,470	$(6,590)	$780,880

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$45,186	$0	$45,186	$35,281	$0	$35,281
Other current liabilities	65,547	0	65,547	57,072	0	57,072
Total current liabilities	110,733	0	110,733	92,353	0	92,353

Long-term debt	312,881	0	312,881	373,564	0	373,564
Deferred income taxes	9,385	(306)	9,079	1,970	(306)	1,664
Other long-term liabilities	41,114	0	41,114	41,268	0	41,268
Total liabilities	474,113	(306)	473,807	509,155	(306)	508,849

Stockholders’ equity
Common stock	37	0	37	30	0	30
Additional paid-in capital	375,746	0	375,746	300,540	0	300,540
Retained earnings	12,782	(6,284)	6,498	16,028	(6,284)	9,744
Treasury stock	(19,033)	0	(19,033)	(19,324)	0	(19,324)
Treasury stock reserved for contractual obligations	(1,233)	0	(1,233)	(1,917)	0	(1,917)
Accumulated other comprehensive loss	(17,442)	0	(17,442)	(17,042)	0	(17,042)
Total stockholders’ equity	350,857	(6,284)	344,573	278,315	(6,284)	272,031

Total liabilities and stockholders’ equity	$824,970	$(6,590)	$818,380	$787,470	$(6,590)	$780,880

All amounts in the Notes to Consolidated Condensed Financial Statements (Unaudited) affected by the restatements have been labeled as restated.

TITAN INTERNATIONAL, INC
Notes to Consolidated Condensed Financial Statements
(Unaudited)

3.  ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):
	March 31,	December 31,
	2011	2010
Accounts receivable	$143,258	$92,893
Allowance for doubtful accounts	(4,233)	(3,889)
Accounts receivable, net	$139,025	$89,004

4.  INVENTORIES
Inventories consisted of the following (in thousands):
	March 31,	December 31,
	2011	2010
	As Restated	As Restated
Raw materials	$54,169	$56,414
Work-in-process	18,103	16,860
Finished goods	54,171	49,841
	126,443	123,115
Adjustment to LIFO basis	(2,603)	(4,972)
	$123,840	$118,143

At March 31, 2011, cost is determined using the first-in, first-out (FIFO) method for approximately 63% of inventories and the last-in, first-out (LIFO) method for approximately 37% of the inventories.  At December 31, 2010, the FIFO method was used for approximately 61% of inventories and LIFO was used for approximately 39% of the inventories.

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

11.  ROYALTY EXPENSE
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

13.  INCOME TAXES
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

14.  COMPREHENSIVE INCOME (LOSS)
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
Notes to Consolidated Condensed Financial Statements
(Unaudited)

15.  SEGMENT INFORMATION
The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
Revenues from external customers
Agricultural	$209,997	$151,112
Earthmoving/construction	66,511	41,815
Consumer	4,321	3,521
	$280,829	$196,448

Gross profit
Agricultural	$47,700	$23,890
Earthmoving/construction	8,195	3,150
Consumer	1,002	668
Unallocated corporate	(625)	(1,621)
	$56,272	$26,087

Income from operations
Agricultural	$42,868	$19,955
Earthmoving/construction	6,288	690
Consumer	916	581
Unallocated corporate	(23,193)	(11,096)
Consolidated income from operations	26,879	10,130
Interest expense	(6,280)	(7,056)
Noncash convertible debt conversion charge	(16,135)	0
Other income, net	193	333
Income before income taxes	$4,657	$3,407

Assets by segment were as follows (in thousands):
	March 31,	December 31,
Total Assets	2011	2010
	As Restated	As Restated
Agricultural	$347,432	$304,048
Earthmoving/construction	183,437	171,410
Consumer	9,239	5,863
Unallocated corporate	278,272	299,559
Consolidated totals	$818,380	$780,880

TITAN INTERNATIONAL, INC
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
(Unaudited)

19.  RECENTLY ISSUED ACCOUNTING STANDARDS
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2010 Annual Report on Form 10-K.

20.  SUBSEQUENT EVENTS

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

TITAN INTERNATIONAL, INC
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	March 31, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	As Restated	As Restated		As Restated	As Restated
Assets
Cash and cash equivalents	$229,924	$7	$117	$0	$230,048
Accounts receivable	0	139,025	0	0	139,025
Inventories	0	123,840	0	0	123,840
Prepaid and other current assets	17,312	16,389	370	0	34,071
Total current assets	247,236	279,261	487	0	526,984
Property, plant and equipment, net	7,667	229,385	5,012	0	242,064
Investment in subsidiaries	55,854	9,057	20	(64,931)	0
Other assets	21,573	1,060	26,699	0	49,332
Total assets	$332,330	$518,763	$32,218	$(64,931)	$818,380

Liabilities and Stockholders’ Equity
Accounts payable	$790	$44,006	$390	$0	$45,186
Other current liabilities	20,332	42,860	2,355	0	65,547
Total current liabilities	21,122	86,866	2,745	0	110,733
Long-term debt	312,881	0	0	0	312,881
Other long-term liabilities	16,674	27,671	5,848	0	50,193
Intercompany accounts	(362,920)	186,012	176,908	0	0
Stockholders’ equity	344,573	218,214	(153,283)	(64,931)	344,573
Total liabilities and stockholders’ equity	$332,330	$518,763	$32,218	$(64,931)	$818,380

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	December 31, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	As Restated	As Restated		As Restated	As Restated
Assets
Cash and cash equivalents	$239,362	$6	$132	$0	$239,500
Accounts receivable	0	89,004	0	0	89,004
Inventories	0	118,143	0	0	118,143
Prepaid and other current assets	17,981	16,240	482	0	34,703
Total current assets	257,343	223,393	614	0	481,350
Property, plant and equipment, net	7,678	235,143	5,233	0	248,054
Investment in subsidiaries	33,464	9,057	20	(42,541)	0
Other assets	22,183	869	28,424	0	51,476
Total assets	$320,668	$468,462	$34,291	$(42,541)	$780,880

Liabilities and Stockholders’ Equity
Accounts payable	$1,406	$33,473	$402	$0	$35,281
Other current liabilities	16,066	39,186	1,820	0	57,072
Total current liabilities	17,472	72,659	2,222	0	92,353
Long-term debt	373,564	0	0	0	373,564
Other long-term liabilities	8,855	28,083	5,994	0	42,932
Intercompany accounts	(351,254)	174,326	176,928	0	0
Stockholders’ equity	272,031	193,394	(150,853)	(42,541)	272,031
Total liabilities and stockholders’ equity	$320,668	$468,462	$34,291	$(42,541)	$780,880

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

TITAN INTERNATIONAL, INC
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	March 31, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	As Restated	As Restated		As Restated	As Restated
Assets
Cash and cash equivalents	$229,924	$4	$120	$0	$230,048
Accounts receivable	0	134,786	4,239	0	139,025
Inventories	0	109,461	14,379	0	123,840
Prepaid and other current assets	17,312	16,018	741	0	34,071
Total current assets	247,236	260,269	19,479	0	526,984
Property, plant and equipment, net	7,667	213,858	20,539	0	242,064
Investment in subsidiaries	55,854	9,057	10	(64,921)	0
Other assets	21,573	1,060	26,699	0	49,332
Total assets	$332,330	$484,244	$66,727	$(64,921)	$818,380

Liabilities and Stockholders’ Equity
Accounts payable	$790	$42,779	$1,617	$0	$45,186
Other current liabilities	20,332	42,331	2,884	0	65,547
Total current liabilities	21,122	85,110	4,501	0	110,733
Long-term debt	312,881	0	0	0	312,881
Other long-term liabilities	16,674	27,609	5,910	0	50,193
Intercompany accounts	(362,920)	118,341	244,579	0	0
Stockholders’ equity	344,573	253,184	(188,263)	(64,921)	344,573
Total liabilities and stockholders’ equity	$332,330	$484,244	$66,727	$(64,921)	$818,380

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	December 31, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	As Restated	As Restated		As Restated	As Restated
Assets
Cash and cash equivalents	$239,362	$3	$135	$0	$239,500
Accounts receivable	0	85,335	3,669	0	89,004
Inventories	0	103,265	14,878	0	118,143
Prepaid and other current assets	17,981	15,937	785	0	34,703
Total current assets	257,343	204,540	19,467	0	481,350
Property, plant and equipment, net	7,678	218,999	21,377	0	248,054
Investment in subsidiaries	33,464	9,057	10	(42,531)	0
Other assets	22,183	869	28,424	0	51,476
Total assets	$320,668	$433,465	$69,278	$(42,531)	$780,880

Liabilities and Stockholders’ Equity
Accounts payable	$1,406	$32,305	$1,570	$0	$35,281
Other current liabilities	16,066	38,689	2,317	0	57,072
Total current liabilities	17,472	70,994	3,887	0	92,353
Long-term debt	373,564	0	0	0	373,564
Other long-term liabilities	8,855	28,083	5,994	0	42,932
Intercompany accounts	(351,254)	106,523	244,731	0	0
Stockholders’ equity	272,031	227,865	(185,334)	(42,531)	272,031
Total liabilities and stockholders’ equity	$320,668	$433,465	$69,278	$(42,531)	$780,880

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of these financial statements with a narrative from the perspective of the management of Titan International, Inc. (Titan or the Company) on Titan’s financial condition, results of operations, liquidity and other factors which may affect the Company’s future results.  The MD&A in this quarterly report should be read in conjunction with the MD&A in Titan’s amended 2010 annual report on Form 10-K/A filed with the Securities and Exchange Commission on November 9, 2011.

FORWARD-LOOKING STATEMENTS

This Form 10-Q/A contains forward-looking statements, including statements regarding, among other items:

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

Readers of this Form 10-Q/A should understand that these forward-looking statements are based on the Company’s expectations and are subject to a number of risks and uncertainties (including, but not limited to, the factors discussed in Item 1A. Risk Factors of the Company’s most recent annual report on Form 10-K), certain of which are beyond the Company’s control.

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

Segment Summary (amounts in thousands)

Three months ended March 31, 2011	Agricultural	Earthmoving/Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$209,997	$66,511	$4,321	$0	$280,829
Gross profit (loss)	47,700	8,195	1,002	(625)	56,272
Income (loss) from operations	42,868	6,288	916	(23,193)	26,879

Three months ended March 31, 2010
Net sales	$151,112	$41,815	$3,521	$0	$196,448
Gross profit (loss)	23,890	3,150	668	(1,621)	26,087
Income (loss) from operations	19,955	690	581	(11,096)	10,130

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

Evaluation of Disclosure Controls and Procedures (Restated)
In the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, originally filed on April 27, 2011, the Company’s principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2011.  In connection with the Company’s decision to restate the March 31, 2011 consolidated condensed financial statements, the Company’s principal executive officer and principal financial officer, re-evaluated the effectiveness of the design and operation of Titan’s disclosure controls and procedures and have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2011, as a result of the material weakness related to the valuation of Gen 1 tires as discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statement will not be prevented or detected on a timely basis.  Based on management’s reassessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010, due to the fact that there was a material weakness related to its accounting for inventory.  Specifically, the Company’s control with respect to its valuation of certain tire inventory (Gen 1) did not accurately calculate the decline in value as of December 31, 2010.  This control deficiency resulted in the restatement of the Company’s 2010 annual consolidated financial statements and its interim financial information for the quarterly periods ended March 31 and June 30, 2011.  If not remediated, this control deficiency could result in future material misstatement to inventory and cost of goods sold within the Company’s financial statements.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

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