Form 10-Q/A
period 2011-06-30
TITAN INTERNATIONAL INC
filed 2011-11-09
CIK 899751

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Titan International, Inc. (Titan or the Company) for the quarter ended June 30, 2011, which was filed with the Securities and Exchange Commission (SEC) on July 27, 2011.  This Form 10-Q/A is being filed to restate the financial statements to correct an error of $9.8 million in the recorded value of Titan’s Generation 1 super giant tires as of December 31, 2010.  In addition, this Form 10-Q/A reflects the reversal of a related inventory decrease of $0.4 million which was previously recorded in the quarter ended June 30, 2011.  For more information on this restatement, please refer to Part I, Item 4 – Controls and Procedures and Note 2 of the Notes to Consolidated Condensed Financial Statements.

For the convenience of the reader, this Form 10-Q/A sets forth the Company’s original Form 10-Q as filed with the SEC on July 27, 2011 in its entirety, as amended by, and to reflect, the restatement.  No attempt has been made in this Form 10-Q/A to update other disclosures presented in the original Form 10-Q, except as required to reflect the effects of the restatement.  Accordingly, this Form 10-Q/A should be read in conjunction with Titan’s filings made with the SEC subsequent to the filing of the Form 10-Q, including any amendments to those filings.

The following items have been amended as a result of this restatement:

•	Part I, Item 1, Financial Statements
•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation
•	Part I, Item 4, Controls and Procedures

TITAN INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	1

	Consolidated Condensed Balance Sheets as of June 30, 2011, and December 31, 2010	2

	Consolidated Condensed Statement of Changes in Equity for the Six Months Ended June 30, 2011	3

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	4

	Notes to Consolidated Condensed Financial Statements	5-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

Part II.	Other Information

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 6.	Exhibits	47

	Signatures	47

PART I.  FINANCIAL INFORMATION

Item 1.             Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	As Restated		As Restated
Net sales	$404,447	$229,656	$685,276	$426,104
Cost of sales	340,113	195,753	564,670	366,114
Gross profit	64,334	33,903	120,606	59,990
Selling, general & administrative expenses	16,573	12,162	41,866	23,971
Research and development expenses	1,014	1,900	2,197	3,927
Royalty expense	2,350	2,413	5,267	4,534
Income from operations	44,397	17,428	71,276	27,558
Interest expense	(6,149)	(6,790)	(12,429)	(13,846)
Noncash convertible debt conversion charge	0	0	(16,135)	0
Loss on senior note repurchase	0	(2,722)	0	(2,722)
Other income (expense)	2,270	(427)	2,463	(94)
Income before income taxes	40,518	7,489	45,175	10,896
Provision for income taxes	14,962	2,920	22,655	4,249
Net income	25,556	4,569	22,520	6,647
Net (loss) attributable to noncontrolling interests	(8)	0	(8)	0
Net income attributable to Titan	$25,564	$4,569	$22,528	$6,647
Earnings per common share:
Basic	$.61	$.13	$.55	$.19
Diluted	.50	.12	.47	.19
Average common shares outstanding:
Basic	41,981	34,815	41,250	34,794
Diluted	53,394	51,407	53,229	35,347

Dividends declared per common share:	$.005	$.005	$.010	$.010

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	June 30,	December 31,
	2011	2010
Assets	As Restated	As Restated
Current assets:
Cash and cash equivalents	$114,162	$239,500
Accounts receivable	243,478	89,004
Inventories	174,367	118,143
Deferred income taxes	16,187	16,040
Prepaid and other current assets	29,671	18,663
Total current assets	577,865	481,350

Property, plant and equipment, net	353,546	248,054
Other assets	133,970	51,476

Total assets	$1,065,381	$780,880

Liabilities and Equity
Current liabilities:
Short-term debt	$10,330	$0
Accounts payable	114,837	35,281
Other current liabilities	102,352	57,072
Total current liabilities	227,519	92,353

Long-term debt	317,881	373,564
Deferred income taxes	47,921	1,664
Other long-term liabilities	79,364	41,268
Total liabilities	672,685	508,849

Equity:
Titan stockholder’s equity:
Common stock(no par, 120,000,000 shares authorized, 44,092,997 and 37,475,288 issued, respectively)	37	30
Additional paid-in capital	377,565	300,540
Retained earnings	31,851	9,744
Treasury stock (at cost, 1,980,116 and 2,108,561 shares, respectively)	(18,172)	(19,324)
Treasury stock reserved for deferred compensation	(1,233)	(1,917)
Accumulated other comprehensive income (loss)	727	(17,042)
Total Titan stockholders’ equity	390,775	272,031
Noncontrolling interests	1,921	0
Total equity	392,696	272,031

Total liabilities and equity	$1,065,381	$780,880

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan	Noncontrolling interest	Total

Balance January 1, 2011 (As Restated)	#35,366,727	$30	$300,540	$9,744	$(19,324)	$(1,917)	$(17,042)	$272,031	$0	$272,031

Comprehensive income (as restated):
Net income (as restated)				22,528				22,528	(8)	22,520
Currency translation adjustment							2,932	2,932		2,932
Pension liability adjustments, net of tax							1,185	1,185		1,185
Unrealized gain on investment, net of tax							13,652	13,652		13,652
Comprehensive income (as restated)								40,297	(8)	40,289
Dividends on common stock				(421)				(421)		(421)
Note conversion	6,617,709	7	73,902					73,909		73,909
Exercise of stock options	66,375		(119)		596			477		477
Acquisition	50,396		848		452			1,300	1,929	3,229
Stock-based compensation			1,384					1,384		1,384
Deferred compensation transactions			846			684		1,530		1,530
Issuance of treasury stock under 401(k) plan	11,674		164		104			268		268

Balance June 30, 2011 (As Restated)	#42,112,881	$37	$377,565	$31,851	$(18,172)	$(1,233)	$727	$390,775	$1,921	$392,696

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six months ended
	June 30,
	2011	2010
	As Restated
Cash flows from operating activities:
Net income	$22,520	$6,647
Adjustments to reconcile net income to net cash
used for operating activities:
Depreciation and amortization	21,146	18,635
Deferred income tax provision	8,446	5,501
Noncash convertible debt conversion charge	16,135	0
Stock-based compensation	1,384	0
Issuance of treasury stock under 401(k) plan	268	250
Gain on acquisition	(919)	0
Loss on senior note repurchase	0	2,722
(Increase) decrease in current assets, net of acquisitions:
Accounts receivable	(152,495)	(50,386)
Inventories	(34,968)	(28,282)
Prepaid and other current assets	(6,088)	3,269
Other assets	(222)	(493)
Increase (decrease) in current liabilities, net of acquisitions:
Accounts payable	77,736	23,790
Other current liabilities	19,269	6,734
Other liabilities	(2,844)	2,419
Net cash used for operating activities	(30,632)	(9,194)

Cash flows from investing activities:
Capital expenditures	(10,196)	(11,735)
Acquisitions, net of cash acquired	(99,118)	0
Other	1,395	43
Net cash used for investing activities	(107,919)	(11,692)

Cash flows from financing activities:
Repurchase of senior unsecured notes	(1,064)	(49,744)
Term loan borrowing	14,148	0
Proceeds from exercise of stock options	477	240
Payment of financing fees	0	(186)
Dividends paid	(387)	(353)
Net cash provided by (used for) financing activities	13,174	(50,043)

Effect of exchange rate changes on cash	39	0

Net decrease in cash and cash equivalents	(125,338)	(70,929)

Cash and cash equivalents at beginning of period	239,500	229,182

Cash and cash equivalents at end of period	$114,162	$158,253

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

Accounting policies have continued without significant change and are described in the Description of Business and Significant Accounting Policies contained in the Company’s 2010 Annual Report on Form 10-K/A.  These interim financial statements have been prepared pursuant to the Securities and Exchange Commission’s rules for Form 10-Q’s and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s amended 2010 Annual Report on Form 10-K/A.

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

2.  RESTATEMENT

In the third quarter of 2008, the Company began manufacturing the first generation (Gen 1) of its super giant tires.  In the fourth quarter of 2009, the Company ceased manufacturing Gen 1 tires due to the creation of the second generation (Gen 2) of super giant tires which began production in the first quarter of 2010.  During the fourth quarter of 2010, the Company recorded a $5.1 million charge to reduce the remaining Gen 1 tire inventory to an estimated market value of $10.6 million.  In October of 2011, the Company determined that the analysis performed in the fourth quarter of 2010 that created the $5.1 million adjustment was not reflective of all the facts and circumstances that existed at December 31, 2010.  After reconsidering the facts and circumstances that existed at December 31, 2010, the Company determined that the estimated market value of the Gen 1 tires that remained as of December 31, 2010 was $0.7 million.  Accordingly, the Company is restating its consolidated financial statements as of and for the year ended December 31, 2010 to reflect an additional charge of $9.8 million for its Gen 1 inventory.  In addition, this Form 10-Q/A reflects the reversal of a related inventory decrease of $0.4 million which was previously recorded in the quarter ended June 30, 2011.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table represents the impact of the restatement adjustments on the Company’s Consolidated Condensed Statement of Operations for the three and six months ended June 30, 2011 (amounts in thousands, except share and per share data):

	CONSOLIDATED CONDENSED STATEMENTS OF OPERATION (UNAUDITED)
	Three months ended June 30, 2011			Six months ended June 30, 2011
	Previously Reported	Restatement Adjustment	Restated	Previously Reported	Restatement Adjustment	Restated
Net sales	$404,447	$0	$404,447	$685,276	$0	$685,276
Cost of sales	340,556	(443)	340,113	565,113	(443)	564,670
Gross profit	63,891	443	64,334	120,163	443	120,606
Selling, general and administrative expenses	16,573	0	16,573	41,866	0	41,866
Research and development expenses	1,014	0	1,014	2,197	0	2,197
Royalty expense	2,350	0	2,350	5,267	0	5,267
Income from operations	43,954	443	44,397	70,833	443	71,276
Interest expense	(6,149)	0	(6,149)	(12,429)	0	(12,429)
Noncash convertible debt conversion charge	0	0	0	(16,135)	0	(16,135)
Other income	2,270	0	2,270	2,463	0	2,463
Income before income taxes	40,075	443	40,518	44,732	443	45,175
Income tax provision	14,798	164	14,962	22,491	164	22,655
Net income	25,277	279	25,556	22,241	279	22,520
Net (loss) attributable to noncontrolling interests	(8)	0	(8)	(8)	0	(8)
Net income attributable to Titan	$25,285	$279	$25,564	$22,249	$279	$22,528
Earnings per common share:
Basic	$.60	$.01	$.61	$.54	$.01	$.55
Diluted	.49	.01	.50	.46	.01	.47
Average common shares and equivalents outstanding:
Basic	41,981	41,981	41,981	41,250	41,250	41,250
Diluted	53,394	53,394	53,394	53,229	53,229	53,229

Dividends declared per common share	$.005		$.005	$.010		$.010

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table represents the impact of the restatement adjustments on the Company’s Consolidated Condensed Balance Sheets (Unaudited) as of June 30, 2011 and December 31, 2010 (amounts in thousands):

	CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
	June 30, 2011			December 31, 2010
Assets	Previously Reported	Restatement Adjustment	Restated	Previously Reported	Restatement Adjustment	Restated
Current assets
Cash and cash equivalents	$114,162	$0	$114,162	$239,500	$0	$239,500
Accounts receivable	243,478	0	243,478	89,004	0	89,004
Inventories	183,763	(9,396)	174,367	127,982	(9,839)	118,143
Deferred income taxes	13,102	3,085	16,187	12,791	3,249	16,040
Prepaid and other current assets	29,671	0	29,671	18,663	0	18,663
Total current assets	584,176	(6,311)	577,865	487,940	(6,590)	481,350

Property, plant and equipment, net	353,546	0	353,546	248,054	0	248,054
Other assets	133,970	0	133,970	51,476	0	51,476

Total assets	$1,071,692	$(6,311)	$1,065,381	$787,470	$(6,590)	$780,880

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt	$10,330	$0	$10,330	$0	$0	$0
Accounts payable	114,837	0	114,837	35,281	0	35,281
Other current liabilities	102,352	0	102,352	57,072	0	57,072
Total current liabilities	227,519	0	227,519	92,353	0	92,353

Long-term debt	317,881	0	317,881	373,564	0	373,564
Deferred income taxes	48,227	(306)	47,921	1,970	(306)	1,664
Other long-term liabilities	79,364	0	79,364	41,268	0	41,268
Total liabilities	672,991	(306)	672,685	509,155	(306)	508,849

Stockholders’ equity
Common stock	37	0	37	30	0	30
Additional paid-in capital	377,565	0	377,565	300,540	0	300,540
Retained earnings	37,856	(6,005)	31,851	16,028	(6,284)	9,744
Treasury stock	(18,172)	0	(18,172)	(19,324)	0	(19,324)
Treasury stock reserved for contractual obligations	(1,233)	0	(1,233)	(1,917)	0	(1,917)
Accumulated other comprehensive income (loss)	727	0	727	(17,042)	0	(17,042)
Total Titan stockholders equity	396,780	(6,005)	390,775	278,315	(6,284)	272,031
Noncontrolling interests	1,921	0	1,921	0	0	0
Total stockholders’ equity	398,701	(6,005)	392,696	278,315	(6,284)	272,031

Total liabilities and stockholders’ equity	$1,071,692	$(6,311)	$1,065,381	$787,470	$(6,590)	$780,880

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table represents the impact of the restatement adjustments on the Company’s cash flows from operating activities for the six months ended June 30, 2011 (amounts in thousands):
	Six Months Ended June 30, 2011
	Previously Reported	Restatement Adjustment	Restated
Cash flows from operating activities:
Net income	$22,241	$279	$22,520
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	21,146	0	21,146
Deferred income tax provision	8,282	164	8,446
Noncash convertible debt conversion charge	16,135	0	16,135
Stock-based compensation	1,384	0	1,384
Issuance of treasury stock under 401(k) plan	268	0	268
Gain on acquisition	(919)	0	(919)
(Increase) decrease in assets:
Accounts receivable	(152,495)	0	(152,495)
Inventories	(34,525)	(443)	(34,968)
Prepaid and other current assets	(6,088)	0	(6,088)
Other assets	(222)	0	(222)
Increase (decrease) in liabilities:
Accounts payable	77,736	0	77,736
Other current liabilities	19,269	0	19,269
Other liabilities	(2,844)	0	(2,844)
Net cash used for operating activities	$(30,632)	$0	$(30,632)

The restatement adjustments did not impact the total net cash flows from financing and investing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2010.  Additionally, all amounts in notes to the Consolidated Condensed Financial Statements (Unaudited) affected by the restatements have been labeled as restated.

3. ACQUISITIONS

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

Pro forma financial information for the three and six months ended June 30, 2011 and 2010, is as follows :
(in thousands, except per share data)	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	As Restated		As Restated
Net sales	$404,447	$257,656	$713,676	$482,104
Net income	25,556	9,490	26,650	16,490
Net income attributable to Titan	25,564	9,490	26,658	16,490
Basic earnings per share	$.61	$.27	$.65	$.47
Diluted earnings per share	.50	.22	.54	.38

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

4.  ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Accounts receivable	$247,943	$92,893
Allowance for doubtful accounts	(4,465)	(3,889)
Accounts receivable, net	$243,478	$89,004

5.  INVENTORIES

Inventories consisted of the following (in thousands):
	June 30,	December 31,
	2011	2010
	As Restated	As Restated
Raw materials	$90,020	$56,414
Work-in-process	25,249	16,860
Finished goods	68,408	49,841
	183,677	123,115
Adjustment to LIFO basis	(9,310)	(4,972)
	$174,367	$118,143

At June 30, 2011, approximately 33% of the Company’s inventories were valued under the last-in, first-out (LIFO) method.  At December 31, 2010, approximately 39% of the Company’s inventories were valued under the LIFO method.  The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method.  All inventories are valued at lower of cost or market.

6.  PROPERTY, PLANT AND EQUIPMENT, NET

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

7.  INVESTMENT IN TITAN EUROPE PLC

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

8.  GOODWILL

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

9.  WARRANTY

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

10.  REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

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

11.  DERIVATIVE FINANCIAL INSTRUMENTS

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

12.  LEASE COMMITMENTS

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

13.  EMPLOYEE BENEFIT PLANS

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

14.  ROYALTY EXPENSE

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

16.  INCOME TAXES

The Company recorded income tax expense of $15.0 million and $22.7 million for the three and six months ended June 30, 2011, respectively, as compared to $2.9 million and $4.2 million for the three and six months ended June 30, 2010.  The Company’s effective income tax rate was 50% and 39% for the six months ended June 30, 2011 and 2010, respectively.  The Company’s 2011 income tax expense and rate differs from the amount of income tax determined by applying the U.S Federal income tax rate to pre-tax income primarily as a result of the $16.1 million noncash charge taken in connection with the exchange agreement on Company’s convertible debt.  This noncash charge is not deductible for income tax purposes.

17.  COMPREHENSIVE INCOME

Comprehensive income consisted of the following (in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	As Restated		As Restated
Net income attributable to Titan	$25,564	$4,569	$22,528	$6,647
Unrealized gain on investment, net of tax	14,645	4,186	13,652	3,268
Currency translation adjustment	2,932	0	2,932	0
Pension liability adjustments, net of tax	592	574	1,185	1,149
Comprehensive income attributable to Titan	43,733	9,329	40,297	11,064
Net (loss) attributable to noncontrolling interests	(8)	0	(8)	0
	$43,725	$9,329	$40,289	$11,064

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

18.  SEGMENT INFORMATION

The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	As Restated		As Restated
Revenues from external customers
Agricultural	$257,268	$175,716	$467,265	$326,828
Earthmoving/construction	76,895	49,498	143,406	91,313
Consumer	70,284	4,442	74,605	7,963
	$404,447	$229,656	$685,276	$426,104

Gross profit
Agricultural	$47,166	$29,028	$94,866	$52,918
Earthmoving/construction	11,218	4,649	19,413	7,799
Consumer	6,753	807	7,755	1,475
Unallocated corporate	(803)	(581)	(1,428)	(2,202)
	$64,334	$33,903	$120,606	$59,990

Income from operations
Agricultural	$42,800	$24,827	$85,668	$44,782
Earthmoving/construction	9,702	2,313	15,990	3,003
Consumer	4,821	715	5,737	1,296
Unallocated corporate	(12,926)	(10,427)	(36,119)	(21,523)
Income from operations	44,397	17,428	71,276	27,558
Interest expense	(6,149)	(6,790)	(12,429)	(13,846)
Noncash debt charge	0	0	(16,135)	0
Loss on senior note repurchase	0	(2,722)	0	(2,722)
Other income (expense)	2,270	(427)	2,463	(94)
Income before income taxes	$40,518	$7,489	$45,175	$10,896

Assets by segment were as follows (in thousands):
	June 30,	December 31,
Total Assets	2011	2010
	As Restated	As Restated
Agricultural segment	$480,464	$304,048
Earthmoving/construction segment	185,794	171,410
Consumer segment	181,024	5,863
Unallocated corporate	218,099	299,559
	$1,065,381	$780,880

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

19.  EARNINGS PER SHARE

Earnings per share (EPS) are as follows (amounts in thousands, except per share data):

	Three months ended,
	June 30, 2011			June 30, 2010
	As Restated
	Titan Net Income	Weighted average shares	Per share amount	Titan Net Income	Weighted average shares	Per share amount
Basic EPS	$25,564	41,981	$.61	$4,569	34,815	$.13
Effect of stock options/trusts	0	330		0	549
Effect of convertible notes	1,091	11,083		1,614	16,043
Diluted EPS	$26,655	53,394	$.50	$6,183	51,407	$.12

	Six months ended,
	June 30, 2011			June 30, 2010
	As Restated
	Titan Net Income	Weighted average shares	Per share amount	Titan Net Income	Weighted average shares	Per share amount
Basic EPS	$22,528	41,250	$.55	$6,647	34,794	$.19
Effect of stock options/trusts	0	314		0	553
Effect of convertible notes	2,294	11,665		0	0
Diluted EPS	$24,822	53,229	$.47	$6,647	35,347	$.19

The effect of convertible notes has been excluded for the six months ended June 30, 2010, as the effect would have been antidilutive.  The weighted average share amount excluded for convertible notes totaled 16.0 million shares.  There were no stock options/trusts that were antidilutive for the periods presented.

20.  FAIR VALUE MEASUREMENTS

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

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended June 30, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	As Restated	As Restated		As Restated	As Restated
Net sales	$0	$310,392	$94,055	$0	$404,447
Cost of sales	541	254,116	85,456	0	340,113
Gross profit (loss)	(541)	56,276	8,599	0	64,334
Selling, general and administrative expenses	4,551	2,462	9,560	0	16,573
Research and development expenses	4	1,010	0	0	1,014
Royalty expense	0	1,767	583	0	2,350
Income (loss) from operations	(5,096)	51,037	(1,544)	0	44,397
Interest expense	(6,032)	0	(117)	0	(6,149)
Other income (expense)	1,879	(39)	430	0	2,270
Income (loss) before income taxes	(9,249)	50,998	(1,231)	0	40,518
Provision (benefit) for income taxes	(3,397)	18,808	(449)	0	14,962
Equity in earnings of subsidiaries	31,408	(73)	73	(31,408)	0
Net income (loss)	25,556	32,117	(709)	(31,408)	25,556
Net (loss) attributable to noncontrolling interests	0	0	0	(8)	(8)
Net income (loss) attributable to Titan	$25,556	$32,117	$(709)	$(31,400)	$25,564

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended June 30, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$229,656	$0	$0	$229,656
Cost of sales	285	195,022	446	0	195,753
Gross profit (loss)	(285)	34,634	(446)	0	33,903
Selling, general and administrative expenses	4,917	2,316	4,929	0	12,162
Research and development expenses	0	1,900	0	0	1,900
Royalty expense	0	2,413	0	0	2,413
Income (loss) from operations	(5,202)	28,005	(5,375)	0	17,428
Interest expense	(6,790)	0	0	0	(6,790)
Loss on senior note repurchase	(2,722)	0	0	0	(2,722)
Other income (expense)	(464)	13	24	0	(427)
Income (loss) before income taxes	(15,178)	28,018	(5,351)	0	7,489
Provision (benefit) for income taxes	(5,919)	10,926	(2,087)	0	2,920
Equity in earnings of subsidiaries	13,828	(77)	77	(13,828)	0
Net income (loss)	$4,569	$17,015	$(3,187)	$(13,828)	$4,569

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Six Months Ended June 30, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	As Restated	As Restated		As Restated	As Restated
Net sales	$0	$591,221	$94,055	$0	$685,276
Cost of sales	902	477,870	85,898	0	564,670
Gross profit (loss)	(902)	113,351	8,157	0	120,606
Selling, general and administrative expenses	19,956	5,187	16,723	0	41,866
Research and development expenses	4	2,193	0	0	2,197
Royalty expense	0	4,684	583	0	5,267
Income (loss) from operations	(20,862)	101,287	(9,149)	0	71,276
Interest expense	(12,312)	0	(117)	0	(12,429)
Noncash convertible debt conversion charge	(16,135)	0	0	0	(16,135)
Other income (expense)	2,196	(241)	508	0	2,463
Income (loss) before income taxes	(47,113)	101,046	(8,758)	0	45,175
Provision (benefit) for income taxes	(11,436)	37,326	(3,235)	0	22,655
Equity in earnings of subsidiaries	58,197	(133)	133	(58,197)	0
Net income (loss)	22,520	63,587	(5,390)	(58,197)	22,520
Net (loss) attributable to noncontrolling interests	0	0	0	(8)	(8)
Net income (loss) attributable to Titan	$22,520	$63,587	$(5,390)	$(58,189)	$22,528

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Six Months Ended June 30, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$426,104	$0	$0	$426,104
Cost of sales	1,609	363,572	933	0	366,114
Gross profit (loss)	(1,609)	62,532	(933)	0	59,990
Selling, general and administrative expenses	9,781	4,650	9,540	0	23,971
Research and development expenses	0	3,927	0	0	3,927
Royalty expense	0	4,534	0	0	4,534
Income (loss) from operations	(11,390)	49,421	(10,473)	0	27,558
Interest expense	(13,846)	0	0	0	(13,846)
Loss on senior note repurchase	(2,722)	0	0	0	(2,722)
Other income (expense)	(174)	11	69	0	(94)
Income (loss) before income taxes	(28,132)	49,432	(10,404)	0	10,896
Provision (benefit) for income taxes	(10,971)	19,278	(4,058)	0	4,249
Equity in earnings of subsidiaries	23,808	(165)	165	(23,808)	0
Net income (loss)	$6,647	$29,989	$(6,181)	$(23,808)	$6,647

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	June 30, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	As Restated	As Restated		As Restated	As Restated
Assets
Cash and cash equivalents	$111,146	$7	$3,009	$0	$114,162
Accounts receivable	0	168,134	75,344	0	243,478
Inventories	0	148,123	26,244	0	174,367
Prepaid and other current assets	22,809	16,340	6,709	0	45,858
Total current assets	133,955	332,604	111,306	0	577,865
Property, plant and equipment, net	8,120	225,832	119,594	0	353,546
Investment in subsidiaries	161,625	9,057	20	(170,702)	0
Other assets	47,378	1,008	85,584	0	133,970
Total assets	$351,078	$568,501	$316,504	$(170,702)	$1,065,381

Liabilities and Equity
Short-term debt	$0	$0	$10,330	$0	$10,330
Accounts payable	1,489	57,482	55,866	0	114,837
Other current liabilities	26,428	39,491	36,433	0	102,352
Total current liabilities	27,917	96,973	102,629	0	227,519
Long-term debt	312,881	0	5,000	0	317,881
Other long-term liabilities	25,539	27,199	74,547	0	127,285
Intercompany accounts	(406,034)	200,665	205,369	0	0
Titan stockholders’ equity	390,775	243,664	(71,041)	(172,623)	390,775
Noncontrolling interests	0	0	0	1,921	1,921
Total liabilities and equity	$351,078	$568,501	$316,504	$(170,702)	$1,065,381

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	December 31, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	As Restated	As Restated		As Restated	As Restated
Assets
Cash and cash equivalents	$239,362	$6	$132	$0	$239,500
Accounts receivable	0	89,004	0	0	89,004
Inventories	0	118,143	0	0	118,143
Prepaid and other current assets	17,981	16,240	482	0	34,703
Total current assets	257,343	223,393	614	0	481,350
Property, plant and equipment, net	7,678	235,143	5,233	0	248,054
Investment in subsidiaries	33,464	9,057	20	(42,541)	0
Other assets	22,183	869	28,424	0	51,476
Total assets	$320,668	$468,462	$34,291	$(42,541)	$780,880

Liabilities and Stockholders’ Equity
Accounts payable	$1,406	$33,473	$402	$0	$35,281
Other current liabilities	16,066	39,186	1,820	0	57,072
Total current liabilities	17,472	72,659	2,222	0	92,353
Long-term debt	373,564	0	0	0	373,564
Other long-term liabilities	8,855	28,083	5,994	0	42,932
Intercompany accounts	(351,254)	174,326	176,928	0	0
Stockholders’ equity	272,031	193,394	(150,853)	(42,541)	272,031
Total liabilities and stockholders’ equity	$320,668	$468,462	$34,291	$(42,541)	$780,880

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
(Unaudited)

24.  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

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

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended June 30, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	As Restated	As Restated		As Restated	As Restated
Net sales	$0	$304,400	$100,047	$0	$404,447
Cost of sales	541	248,556	91,016	0	340,113
Gross profit (loss)	(541)	55,844	9,031	0	64,334
Selling, general and administrative expenses	4,551	2,357	9,665	0	16,573
Research and development expenses	4	1,003	7	0	1,014
Royalty expense	0	1,767	583	0	2,350
Income (loss) from operations	(5,096)	50,717	(1,224)	0	44,397
Interest expense	(6,032)	0	(117)	0	(6,149)
Other income (expense)	1,879	(46)	437	0	2,270
Income (loss) before income taxes	(9,249)	50,671	(904)	0	40,518
Provision (benefit) for income taxes	(3,397)	18,688	(329)	0	14,962
Equity in earnings of subsidiaries	31,408	(73)	73	(31,408)	0
Net income (loss)	25,556	31,910	(502)	(31,408)	25,556
Net (loss) attributable to noncontrolling interests	0	0	0	(8)	(8)
Net income (loss)	$25,556	$31,910	$(502)	$(31,400)	$25,564

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended June 30, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$225,163	$4,493	$0	$229,656
Cost of sales	285	189,823	5,645	0	195,753
Gross profit (loss)	(285)	35,340	(1,152)	0	33,903
Selling, general and administrative expenses	4,917	2,242	5,003	0	12,162
Research and development expenses	0	1,899	1	0	1,900
Royalty expense	0	2,413	0	0	2,413
Income (loss) from operations	(5,202)	28,786	(6,156)	0	17,428
Interest expense	(6,790)	0	0	0	(6,790)
Loss on senior note repurchase	(2,722)	0	0	0	(2,722)
Other income (expense)	(464)	13	24	0	(427)
Income (loss) before income taxes	(15,178)	28,799	(6,132)	0	7,489
Provision (benefit) for income taxes	(5,919)	11,232	(2,393)	0	2,920
Equity in earnings of subsidiaries	13,828	(77)	77	(13,828)	0
Net income (loss)	$4,569	$17,490	$(3,662)	$(13,828)	$4,569

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Six Months Ended June 30, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	As Restated	As Restated		As Restated	As Restated
Net sales	$0	$579,361	$105,915	$0	$685,276
Cost of sales	902	466,551	97,217	0	564,670
Gross profit (loss)	(902)	112,810	8,698	0	120,606
Selling, general and administrative expenses	19,956	5,006	16,904	0	41,866
Research and development expenses	4	2,186	7	0	2,197
Royalty expense	0	4,684	583	0	5,267
Income (loss) from operations	(20,862)	100,934	(8,796)	0	71,276
Interest expense	(12,312)	0	(117)	0	(12,429)
Noncash convertible debt conversion charge	(16,135)	0	0	0	(16,135)
Other income (expense)	2,196	(281)	548	0	2,463
Income (loss) before income taxes	(47,113)	100,653	(8,365)	0	45,175
Provision (benefit) for income taxes	(11,436)	37,181	(3,090)	0	22,655
Equity in earnings of subsidiaries	58,197	(133)	133	(58,197)	0
Net income (loss)	22,520	63,339	(5,142)	(58,197)	22,520
Net (loss) attributable to noncontrolling interests	0	0	0	(8)	(8)
Net income (loss)	$22,520	$63,339	$(5,142)	$(58,189)	$22,528

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Six Months Ended June 30, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$417,621	$8,483	$0	$426,104
Cost of sales	1,609	352,823	11,682	0	366,114
Gross profit (loss)	(1,609)	64,798	(3,199)	0	59,990
Selling, general and administrative expenses	9,781	4,497	9,693	0	23,971
Research and development expenses	0	3,854	73	0	3,927
Royalty expense	0	4,534	0	0	4,534
Income (loss) from operations	(11,390)	51,913	(12,965)	0	27,558
Interest expense	(13,846)	0	0	0	(13,846)
Loss on senior note repurchase	(2,722)	0	0	0	(2,722)
Other income (expense)	(174)	40	40	0	(94)
Income (loss) before income taxes	(28,132)	51,953	(12,925)	0	10,896
Provision (benefit) for income taxes	(10,971)	20,262	(5,042)	0	4,249
Equity in earnings of subsidiaries	23,808	(165)	165	(23,808)	0
Net income (loss)	$6,647	$31,526	$(7,718)	$(23,808)	$6,647

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	June 30, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	As Restated	As Restated		As Restated	As Restated
Assets
Cash and cash equivalents	$111,146	$4	$3,012	$0	$114,162
Accounts receivable	0	164,243	79,235	0	243,478
Inventories	0	132,871	41,496	0	174,367
Prepaid and other current assets	22,809	15,934	7,115	0	45,858
Total current assets	133,955	313,052	130,858	0	577,865
Property, plant and equipment, net	8,120	210,616	134,810	0	353,546
Investment in subsidiaries	161,625	9,057	10	(170,692)	0
Other assets	47,378	1,008	85,584	0	133,970
Total assets	$351,078	$533,733	$351,262	$(170,692)	$1,065,381

Liabilities and Equity
Short-term debt	$0	$0	$10,330	$0	$10,330
Accounts payable	1,489	55,863	57,485	0	114,837
Other current liabilities	26,428	38,909	37,015	0	102,352
Total current liabilities	27,917	94,772	104,830	0	227,519
Long-term debt	312,881	0	5,000	0	317,881
Other long-term liabilities	25,539	27,137	74,609	0	127,285
Intercompany accounts	(406,034)	132,901	273,133	0	0
Titan stockholders’ equity	390,775	278,923	(106,310)	(172,613)	390,775
Noncontrolling interests	0	0	0	1,921	1,921
Total liabilities and equity	$351,078	$533,733	$351,262	$(170,692)	$1,065,381

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	December 31, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	As Restated	As Restated		As Restated	As Restated
Assets
Cash and cash equivalents	$239,362	$3	$135	$0	$239,500
Accounts receivable	0	85,335	3,669	0	89,004
Inventories	0	103,265	14,878	0	118,143
Prepaid and other current assets	17,981	15,937	785	0	34,703
Total current assets	257,343	204,540	19,467	0	481,350
Property, plant and equipment, net	7,678	218,999	21,377	0	248,054
Investment in subsidiaries	33,464	9,057	10	(42,531)	0
Other assets	22,183	869	28,424	0	51,476
Total assets	$320,668	$433,465	$69,278	$(42,531)	$780,880

Liabilities and Stockholders’ Equity
Accounts payable	$1,406	$32,305	$1,570	$0	$35,281
Other current liabilities	16,066	38,689	2,317	0	57,072
Total current liabilities	17,472	70,994	3,887	0	92,353
Long-term debt	373,564	0	0	0	373,564
Other long-term liabilities	8,855	28,083	5,994	0	42,932
Intercompany accounts	(351,254)	106,523	244,731	0	0
Stockholders’ equity	272,031	227,865	(185,334)	(42,531)	272,031
Total liabilities and stockholders’ equity	$320,668	$433,465	$69,278	$(42,531)	$780,880

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

In the third quarter of 2008, the Company began manufacturing the first generation (Gen 1) of its super giant tires. In the fourth quarter of 2009, the Company ceased manufacturing Gen 1 tires due to the creation of the second generation (Gen 2) of super giant tires which began production in the first quarter of 2010.  During the fourth quarter of 2010, the Company recorded a $5.1 million charge to reduce the remaining Gen 1 tire inventory to an estimated market value of $10.6 million.  In October of 2011, the Company determined that the analysis performed in the fourth quarter of 2010 that created the $5.1 million adjustment was not reflective of all the facts and circumstances that existed at December 31, 2010.  After reconsidering the facts and circumstances that existed at December 31, 2010, the Company determined that the estimated market value of the Gen 1 tires that remained as of December 31, 2010 was $0.7 million.  Accordingly, the Company is restating its consolidated financial statements as of and for the year ended December 31, 2010 to reflect an additional charge of $9.8 million for its Gen 1 inventory.  In addition, this Form 10-Q/A reflects the reversal of a related inventory decrease of $0.4 million which was previously recorded in the quarter ended June 30, 2011.

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

The following table provides highlights for the quarter ended June 30, 2011, compared to 2010 (amounts in thousands):

	Three months ended June 30,
	2011	2010	% Increase
	As Restated
Net sales	$404,447	$229,656	76%
Gross profit	64,334	33,903	90%
Income from operations	44,397	17,428	155%
Net income	25,564	4,569	460%

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

The Company’s gross profit was $64.3 million, or 15.9% of net sales, for the second quarter of 2011, compared to $33.9 million, or 14.8% of net sales, in 2010.  Income from operations was $44.4 million for the second quarter of 2011, compared to $17.4 million in 2010.  The increase in the Company’s gross profit and income from operations was primarily related to increased sales levels as well as gains from improved plant utilization resulting from the higher sales levels.  The Sao Paulo, Brazil manufacturing facility provided gross profit of $8.7 million for the second quarter of 2011.  Net income was $25.6 million for the quarter, compared to $4.6 million in 2010.  Basic earnings per share were $.61 for the second quarter of 2011, compared to $.13 in 2010.  In addition to the items previously discussed, net income and earnings per share were positively affected by an increase in other income of approximately $3 million.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides highlights for the six months ended June 30, 2011, compared to 2010 (amounts in thousands):

	Six months ended June 30,
	2011	2010	% Increase
	As Restated
Net sales	$685,276	$426,104	61%
Gross profit	120,606	59,990	101%
Income from operations	71,276	27,558	159%
Net income	22,528	6,647	239%

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

The Company’s gross profit was $120.6 million, or 17.6% of net sales, for the six months ended June 30, 2011, compared to $60.0 million, or 14.1% of net sales, in 2010.  Income from operations was $71.3 million for the six months ended June 30, 2011, compared to $27.6 million in 2010.  The increase in the Company’s gross profit and income from operations was primarily related to increased sales levels as well as gains from improved plant utilization resulting from the higher sales levels.  The Sao Paulo, Brazil manufacturing facility provided gross profit of $8.7 million for the six months ended June 30, 2011.  Net income was $22.5 million for the six months ended June 30, 2011, compared to $6.6 million in 2010.  Basic earnings per share were $.55 for the six months ended June 30, 2011, compared to $.19 in 2010. Net income and earnings per share were negatively affected by the noncash convertible debt conversion charge of $16.1 million.

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

Inventories
Inventories are valued at lower of cost or market.  At June 30, 2011, approximately 33% of the Company’s inventories were valued under the last-in, first-out (LIFO) method.  The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method.  The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method.  Market value is estimated based on current selling prices.  Estimated provisions are established for slow-moving and obsolete inventory.

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

RESULTS OF OPERATIONS
Highlights for the three and six months ended June 30, 2011, compared to 2010 (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	As Restated		As Restated
Net sales	$404,447	$229,656	$685,276	$426,104
Cost of sales	340,113	195,753	564,670	366,114
Gross profit	64,334	33,903	120,606	59,990
Gross profit margin	15.9%	14.8%	17.6%	14.1%

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

Cost of Sales and Gross Profit
Quarter:  Cost of sales was $340.1 million for the second quarter of 2011, compared to $195.8 million for 2010.  The higher cost of sales resulted primarily from the increase in the quarterly sales levels.  The cost of sales increased by approximately 74%, which is comparable to an approximate 76% increase in net sales.

Gross profit for the second quarter of 2011 was $64.3 million, or 15.9% of net sales, compared to $33.9 million, or 14.8% of net sales, for the second quarter of 2010.  The Sao Paulo, Brazil manufacturing facility provided gross profit of $8.7 million for the second quarter of 2011.  The remaining increase in the Company’s gross profit was primarily related to increased sales levels as well as gains from improved plant utilization resulting from the higher sales levels.

Year-to-date:  Cost of sales was $564.7 million for the six months ended June 30, 2011, compared to $366.1 million in 2010.  The higher cost of sales resulted from the significant increase in the sales levels and increased raw material prices.  The cost of sales increased by approximately 54%, compared to an approximate 61% increase in net sales.

Gross profit for the six months ended June 30, 2011, was $120.6 million or 17.6% of net sales, compared to $60.0 million or 14.1% of net sales in 2010.  The Sao Paulo, Brazil manufacturing facility provided gross profit of $8.7 million six months ended June 30, 2011.  The remaining increase in the Company’s gross profit was primarily related to increased sales levels as well as gains from improved plant utilization resulting from the higher sales levels.

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

Income from Operations
Income from operations was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	As Restated		As Restated
Income from operations	$44,397	$17,428	$71,276	$27,558
Percentage of net sales	11.0%	7.6%	10.4%	6.5%

Quarter: Income from operations for the second quarter of 2011 was $44.4 million or 11.0% of net sales, compared to $17.4 million or 7.6% of net sales in 2010.

Year-to-date:  Income from operations for the six months ended June 30, 2011, was $71.3 million or 10.4% of net sales, compared to $27.6 million or 6.5% of net sales in 2010.

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

Income Taxes
Income taxes were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	As Restated		As Restated
Income tax expense	$14,962	$2,920	$22,655	$4,249

Quarter:  The Company recorded income tax expense of $15.0 million for the quarter ended June 30, 2011, as compared to $2.9 million in 2010.   The Company’s effective income tax rate was 37% and 39% for the three months ended June 30, 2011 and 2010, respectively.

Year-to-date:  Income tax expense for the six months ended June 30, 2011 and 2010, was $22.7 million and $4.2 million, respectively.  The Company’s effective income tax rate was 50% and 39% for the six months ended June 30, 2011 and 2010, respectively.  The Company’s 2011 income tax expense and rate differs from the amount of income tax determined by applying the U.S Federal income tax rate to pre-tax income primarily as a result of the $16.1 million noncash charge taken in connection with the Company’s convertible debt.  This noncash charge is not deductible for income tax purposes.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net Income
Net income was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	As Restated		As Restated
Net income	$25,556	$4,569	$22,520	$6,647

Quarter:  Net income for the quarter ended June 30, 2011, was $25.6 million, compared to $4.6 million in 2010.  The Sao Paulo, Brazil manufacturing facility provided net income of $4.5 million for the second quarter of 2011.  For the quarter ended June 30, 2011 and 2010, basic earnings per share were $.61 and $.13, respectively, and diluted earnings per share were $.50 and $.12, respectively.

Year-to-date:  Net income for the six months ended June 30, 2011 and 2010, was $22.5 million and $6.6 million, respectively.  The Sao Paulo, Brazil manufacturing facility provided net income of $4.5 million for the six months ended June 30, 2011.  For the six months ended June 30, 2011 and 2010, basic earnings per share were $.55 and $.19, respectively, and diluted earnings per share were $.47 and $.19, respectively.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Earthmoving/Construction Segment Results
Earthmoving/Construction segment results were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	As Restated		As Restated
Net sales	$76,895	$49,498	$143,406	$91,313
Gross profit	11,218	4,649	19,413	7,799
Income from operations	9,702	2,313	15,990	3,003

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

Gross profit in the earthmoving/construction market was $11.2 million for the quarter ended June 30, 2011, as compared to $4.6 million in 2010.  The Company’s gross profit benefitted from improved plant utilization resulting from the higher sales levels.  Income from operations in the earthmoving/construction market was $9.7 million for the quarter ended June 30, 2011, as compared to $2.3 million in 2010.

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

Gross profit in the earthmoving/construction market was $19.4 million for the six months ended June 30, 2011, as compared to $7.8 million in 2010. The Company’s gross profit benefitted from improved plant utilization resulting from the higher sales levels.  Income from operations in the earthmoving/construction market was $16.0 million for the six months ended June 30, 2011, as compared to $3.0 million in 2010.

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

Segment Summary (Amounts in thousands)

Quarter

Three months ended June 30, 2011	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
		As Restated			As Restated
Net sales	$257,268	$76,895	$70,284	$0	$404,447
Gross profit (loss)	47,166	11,218	6,753	(803)	64,334
Income (loss) from operations	42,800	9,702	4,821	(12,926)	44,397

Three months ended June 30, 2010
Net sales	$175,716	$49,498	$4,442	$0	$229,656
Gross profit (loss)	29,028	4,649	807	(581)	33,903
Income (loss) from operations	24,827	2,313	715	(10,427)	17,428

Year-to-Date

Six months ended June 30, 2011	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
		As Restated			As Restated
Net sales	$467,265	$143,406	$74,605	$0	$685,276
Gross profit (loss)	94,866	19,413	7,755	(1,428)	120,606
Income (loss) from operations	85,668	15,990	5,737	(36,119)	71,276

Six months ended June 30, 2010
Net sales	$326,828	$91,313	$7,963	$0	$426,104
Gross profit (loss)	52,918	7,799	1,475	(2,202)	59,990
Income (loss) from operations	44,782	3,003	1,296	(21,523)	27,558

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

(amounts in thousands)
	June 30,	December 31,
	2011	2010
Cash	$114,162	$239,500

Operating cash flows
Summary of cash flows from operating activities:

(amounts in thousands)	Six months ended June 30,
	2011	2010	Change
	As Restated
Net income	$22,520	$6,647	$15,873
Depreciation and amortization	21,146	18,635	2,511
Noncash convertible debt conversion charge	16,135	0	16,135
Deferred income tax provision	8,446	5,501	2,945
Accounts receivable	(152,495)	(50,386)	(102,109)
Inventories	(34,968)	(28,282)	(6,686)
Accounts payable	77,736	23,790	53,946
Other operating activities	10,848	14,901	(4,053)
Cash used for operating activities	$(30,632)	$(9,194)	$(21,438)

In the first six months of 2011, operating activities used cash of $30.6 million.  This cash was primarily used by increases in accounts receivable and inventory of $152.5 million and $35.0 million, respectively, offset by higher accounts payable of $77.7 million.  Net income of $22.5 million included $21.1 million of noncash charges for depreciation and amortization, as well as a noncash convertible debt conversion charge of $16.1 million.   Deferred tax assets were reduced by $8.4 million as the Company used current income to reduce the deferred tax asset for previously recorded net operating losses.

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

Operating cash flows decreased $21.4 million when comparing the six months ended June 30, 2011, to the six months ended June 30, 2010.  Net income in the first six months of 2011 was $15.9 million higher than the net income in the first six months of 2010.  When comparing the first six months of 2011 to the first six months of 2010, cash flows from accounts receivable decreased $102.1 million.  The significant increase in accounts receivable is primarily due to increased sales levels.  Also, the Goodyear Latin America farm tire business acquisition did not include accounts receivable.  The accounts receivable decrease was partly offset by increases in accounts payable of $53.9 million and a noncash convertible debt conversion charge of $16.1 million.

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

In the third quarter of 2008, the Company began manufacturing the first generation (Gen 1) of its super giant tires.  In the fourth quarter of 2009, the Company ceased manufacturing Gen 1 tires due to the creation of the second generation (Gen 2) of super giant tires which began production in the first quarter of 2010.  During the fourth quarter of 2010, the Company recorded a $5.1 million charge to reduce the remaining Gen 1 tire inventory to an estimated market value of $10.6 million.  In October of 2011, the Company determined that the analysis performed in the fourth quarter of 2010 that created the $5.1 million adjustment was not reflective of all the facts and circumstances that existed at December 31, 2010.  After reconsidering the facts and circumstances that existed at December 31, 2010, the Company determined that the estimated market value of the Gen 1 tires that remained as of December 31, 2010 was $0.7 million.  Accordingly, the Company is restating its consolidated financial statements as of and for the year ended December 31, 2010 to reflect an additional charge of $9.8 million for its Gen 1 inventory.  In addition, this Form 10-Q/A reflects the reversal of a related inventory decrease of $0.4 million which was previously recorded in the quarter ended June 30, 2011.  In connection with this restatement, management determined there is a deficiency in the internal control relating to the valuation of Gen 1 inventory that should be classified as a material weakness.

Evaluation of Disclosure Controls and Procedures (Restated)
In the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, originally filed on July 27, 2011, the Company’s principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2011.  In connection with the Company’s decision to restate the June 30, 2011 consolidated condensed financial statements, the Company’s principal executive officer and principal financial officer, re-evaluated the effectiveness of the design and operation of Titan’s disclosure controls and procedures and have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2011, as a result of the material weakness related to the valuation of Gen 1 tires as discussed below.

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