Form 10-Q
period 2011-09-30
TITAN INTERNATIONAL INC
filed 2011-11-09
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: September 30, 2011

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
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	October 31, 2011

Common stock, no par value per share	42,202,681

TITAN INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	1

	Consolidated Condensed Balance Sheets as of September 30, 2011, and December 31, 2010	2

	Consolidated Condensed Statement of Changes in Equity for the Nine Months Ended September 30, 2011	3

	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	4

	Notes to Consolidated Condensed Financial Statements	5-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

Part II.	Other Information

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 6.	Exhibits	44

	Signatures	45

PART I.  FINANCIAL INFORMATION

Item 1.             Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except earnings per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$398,805	$222,818	$1,084,081	$648,922
Cost of sales	345,811	194,872	910,481	560,986
Gross profit	52,994	27,946	173,600	87,936
Selling, general & administrative expenses	8,548	12,037	50,414	36,008
Research and development expenses	796	1,112	2,993	5,039
Royalty expense	2,263	2,275	7,530	6,809
Income from operations	41,387	12,522	112,663	40,080
Interest expense	(6,616)	(5,867)	(19,045)	(19,713)
Noncash convertible debt conversion charge	0	0	(16,135)	0
Loss on senior note repurchase	0	(473)	0	(3,195)
Other income (expense)	(556)	401	1,907	307
Income before income taxes	34,215	6,583	79,390	17,479
Provision for income taxes	12,690	2,568	35,345	6,817
Net income	21,525	4,015	44,045	10,662
Net income attributable to noncontrolling interests	362	0	354	0
Net income attributable to Titan	$21,163	$4,015	$43,691	$10,662
Earnings per common share:
Basic	$.50	$.12	$1.05	$.31
Diluted	.42	.11	.89	.30
Average common shares outstanding:
Basic	42,028	34,868	41,512	34,819
Diluted	53,061	51,773	52,970	51,740

Dividends declared per common share:	$.005	$.005	$.015	$.015

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	September 30,	December 31,
	2011	2010
Assets		As Restated
Current assets:
Cash and cash equivalents	$94,274	$239,500
Marketable securities	28,129	5
Accounts receivable	213,884	89,004
Inventories	183,150	118,143
Deferred income taxes	16,887	16,040
Prepaid and other current assets	31,082	18,658
Total current assets	567,406	481,350

Property, plant and equipment, net	333,575	248,054
Other assets	110,233	51,476

Total assets	$1,011,214	$780,880

Liabilities and Equity
Current liabilities:
Short-term debt	$8,227	$0
Accounts payable	98,898	35,281
Other current liabilities	88,542	57,072
Total current liabilities	195,667	92,353

Long-term debt	317,881	373,564
Deferred income taxes	37,080	1,664
Other long-term liabilities	68,234	41,268
Total liabilities	618,862	508,849

Equity:
Titan stockholder’s equity:
Common stock(no par, 120,000,000 shares authorized, 44,092,997 and 37,475,288 issued, respectively)	37	30
Additional paid-in capital	378,881	300,540
Retained earnings	52,803	9,744
Treasury stock (at cost, 1,899,304 and 2,108,561 shares, respectively)	(17,446)	(19,324)
Treasury stock reserved for deferred compensation	(1,233)	(1,917)
Accumulated other comprehensive loss	(22,973)	(17,042)
Total Titan stockholders’ equity	390,069	272,031
Noncontrolling interests	2,283	0
Total equity	392,352	272,031

Total liabilities and equity	$1,011,214	$780,880

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan	Noncontrolling interest	Total

Balance January 1, 2011 (as restated)	#35,366,727	$30	$300,540	$9,744	$(19,324)	$(1,917)	$(17,042)	$272,031	$0	$272,031

Comprehensive income:
Net income				43,691				43,691	354	44,045
Currency translation adjustment							(9,929)	(9,929)		(9,929)
Pension liability adjustments, net of tax							1,779	1,779		1,779
Unrealized gain on investments, net of tax							2,219	2,219		2,219
Comprehensive income								37,760	354	38,114
Dividends on common stock				(632)				(632)		(632)
Note conversion	6,617,709	7	73,902					73,909		73,909
Exercise of stock options	66,375		(119)		596			477		477
Acquisitions	125,524		1,708		1,127			2,835	1,929	4,764
Stock-based compensation			1,748					1,748		1,748
Deferred compensation transactions			846			684		1,530		1,530
Issuance of treasury stock under 401(k) plan	17,358		256		155			411		411

Balance September 30, 2011	#42,193,693	$37	$378,881	$52,803	$(17,446)	$(1,233)	$(22,973)	$390,069	$2,283	$392,352

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine months ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$44,045	$10,662
Adjustments to reconcile net income to net cash
used for operating activities:
Depreciation and amortization	32,753	27,617
Deferred income tax provision	8,038	8,043
Noncash convertible debt conversion charge	16,135	0
Stock-based compensation	1,748	0
Issuance of treasury stock under 401(k) plan	411	382
Gain on acquisition	(919)	0
Loss on senior note repurchase	0	3,195
(Increase) decrease in current assets, net of acquisitions:
Accounts receivable	(132,294)	(46,627)
Inventories	(47,366)	(25,840)
Prepaid and other current assets	(9,456)	6,451
Other assets	2,870	(458)
Increase (decrease) in current liabilities, net of acquisitions:
Accounts payable	69,540	22,889
Other current liabilities	10,224	(1,740)
Other liabilities	(7,412)	3,074
Net cash provided by (used for) operating activities	(11,683)	7,648

Cash flows from investing activities:
Capital expenditures	(17,901)	(20,056)
Acquisitions, net of cash acquired	(99,118)	0
Purchases of marketable securities	(30,000)	0
Other	1,941	91
Net cash used for investing activities	(145,078)	(19,965)

Cash flows from financing activities:
Repurchase of senior unsecured notes	(1,064)	(56,674)
Payment on debt	(629)	0
Term loan borrowing	14,148	0
Proceeds from exercise of stock options	477	240
Payment of financing fees	0	(586)
Dividends paid	(598)	(530)
Net cash provided by (used for) financing activities	12,334	(57,550)

Effect of exchange rate changes on cash	(799)	0

Net decrease in cash and cash equivalents	(145,226)	(69,867)

Cash and cash equivalents at beginning of period	239,500	229,182

Cash and cash equivalents at end of period	$94,274	$159,315

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.  ACCOUNTING POLICIES
In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary for a fair statement of the Company’s financial position as of September 30, 2011, the results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010.

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

Marketable securities
The Company reports investments in marketable securities classified as available-for-sale at fair value.  Unrealized gains or losses on available-for-sale marketable securities are reported, net of tax, as a component of other comprehensive income.  For unrealized losses which are determined to be other-than-temporary, the loss is recorded as a component of other income (loss).  Realized gains and losses on marketable securities are recorded as a component of other income (loss).

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value.  Investments in marketable equity securities are recorded at fair value.  The senior secured 7.875% notes due 2017 (senior secured notes) and convertible senior subordinated 5.625% notes due 2017 (convertible notes) are carried at cost of $200.0 million and $112.9 million at September 30, 2011, respectively.  The fair value of these notes at September 30, 2011, as obtained through independent pricing sources, was approximately $210.0 million for the senior secured notes and approximately $192.4 million for the convertible notes.  The increase in the fair value of the convertible notes is due primarily to the increased value of the underlying common stock.

Cash dividends
The Company declared cash dividends of $.005 and $.015 per share of common stock for each of the three and nine months ended September 30, 2011 and 2010.  The third quarter 2011 cash dividend of $.005 per share of common stock was paid October 15, 2011, to stockholders of record on September 30, 2011.

Restatement
The Company amended its 2010 Annual Report on Form 10-K on November 9, 2011 to restate its December 31, 2010 consolidated financial statements.  The December 31, 2010 condensed balance sheet in this Form 10-Q includes the effect of this restatement.  For additional information, see the Form 10-K/A filed on November 9, 2011.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

2. ACQUISITIONS

Acquisition of AII Holding, Inc.
On April 1, 2011, Titan purchased a 70% controlling interest in AII Holding, Inc. (AII) for $1.3 million of Titan stock and payment of $2.3 million for AII’s debt.  The fair value of the identified assets acquired less liabilities assumed exceeded the fair value of the consideration transferred and noncontrolling interest.  Therefore, a bargain purchase gain of $0.9 million was recorded on the transaction.

Acquisition of Goodyear’s Latin American Farm Tire Business
On April 1, 2011, Titan closed on the acquisition of The Goodyear Tire & Rubber Company’s (Goodyear) Latin American farm tire business for approximately $98.6 million U.S. dollars, subject to post-closing conditions and adjustments.  In addition, there were approximately $1.3 million of acquisition related costs recorded as selling, general and administrative costs during the nine months ended September 30, 2011.  The transaction includes Goodyear’s Sao Paulo, Brazil manufacturing plant, property, equipment; inventories; a licensing agreement that allows Titan to sell Goodyear-brand farm tires in Latin America for seven years; and extends the North American licensing agreement for seven years.  Net sales and net income before taxes from the acquisition date included in the statement of operations was $185.9 million and $11.5 million, respectively.

The Company funded the acquisition with cash on hand.  The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values.  Inventory was valued using the comparative sales method.  Real and personal property was valued at fair value.  The excess of the purchase price over the identifiable assets acquired and liabilities assumed was reflected as goodwill.  The goodwill was allocated to the agricultural segment.  The Company continues to evaluate the preliminary purchase price allocation, primarily the value of certain deferred taxes and goodwill, and may revise the purchase price allocation in future periods as these estimates are finalized.

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

The preliminary purchase price allocation includes $42.5 million for prepaid royalty.  The prepaid royalty is for a seven year period and was calculated using a 2% royalty discounted at a 10% rate.  The prepaid royalty and discount will be amortized over the seven year period of the agreement.  The current portion of the prepaid royalty was $3.9 million and is included in prepaid & other current assets.  The noncurrent portion of the prepaid royalty was $38.6 million and is included in other assets.  At September 30, 2011, the current balance of the prepaid royalty was $4.1 million and the noncurrent balance of the prepaid royalty was $35.0 million.

The preliminary purchase price allocation includes $53.9 million for supply agreement liability which was valued using the incremental income method.  The supply agreement liability was recorded as the supply agreements are for sales at below market prices.  The liability will be amortized with an offset to cost of sales over the three year life of the agreement.  The current portion of the supply agreement was $18.0 million and is included in other current liabilities.  The noncurrent portion of the supply agreement was $35.9 million and is included in other noncurrent liabilities.  At September 30, 2011, the current balance of the supply agreement liability was $15.8 million and the noncurrent balance of the supply agreement liability was $23.6 million.

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

Pro forma financial information for the three and nine months ended September 30, 2011 and 2010, is as follows :
(in thousands, except per share data)	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$398,805	$250,818	$1,112,481	$732,922
Net income	21,525	8,936	48,175	25,426
Net income attributable to Titan	21,163	8,936	47,821	25,426
Basic earnings per share	$.50	$.26	$1.15	$.73
Diluted earnings per share	.42	.20	.95	.58

The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2010, nor is it necessarily indicative of Titan’s future consolidated results of operations or financial position.

3.  MARKETABLE SECURITIES
Marketable securities are recorded at fair value and consisted of the following (in thousands):
	As of September 30, 2011
		Unrealized	Unrealized	Recorded
	Cost	Gains	Losses	Basis
Money market funds	$6	$0	$0	$6
Preferred stocks	2,551	0	(156)	2,395
Common stocks	27,444	229	(1,945)	25,728
Total	$30,001	$229	$(2,101)	$28,129

4.  ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):
	September 30,	December 31,
	2011	2010
Accounts receivable	$218,250	$92,893
Allowance for doubtful accounts	(4,366)	(3,889)
Accounts receivable, net	$213,884	$89,004

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5.  INVENTORIES
Inventories consisted of the following (in thousands):
	September 30,	December 31,
	2011	2010
		As Restated
Raw materials	$97,419	$56,414
Work-in-process	28,458	16,860
Finished goods	68,470	49,841
	194,347	123,115
Adjustment to LIFO basis	(11,197)	(4,972)
	$183,150	$118,143

At September 30, 2011, approximately 32% of the Company’s inventories were valued under the last-in, first-out (LIFO) method.  At December 31, 2010, approximately 39% of the Company’s inventories were valued under the LIFO method.  The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method.  All inventories are valued at lower of cost or market.

6.  PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following (in thousands):
	September 30,	December 31,
	2011	2010
Land and improvements	$19,416	$3,061
Buildings and improvements	118,320	98,233
Machinery and equipment	452,638	383,231
Tools, dies and molds	87,230	84,134
Construction-in-process	13,580	8,741
	691,184	577,400
Less accumulated depreciation	(357,609)	(329,346)
	$333,575	$248,054

Depreciation on fixed assets for the three months ended September 30, 2011 and 2010, totaled $11.1 million and $8.4 million, respectively.  Depreciation on fixed assets for the nine months ended September 30, 2011 and 2010, totaled $31.4 million and $25.7 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

7.  INVESTMENT IN TITAN EUROPE PLC
Investment in Titan Europe Plc consisted of the following (in thousands):
	September 30,	December 31,
	2011	2010
Investment in Titan Europe Plc	$27,979	$22,693

Titan Europe Plc is publicly traded on the AIM market in London, England.  The Company’s investment in Titan Europe represents a 21.8% ownership percentage.  The Company has considered the applicable guidance in Accounting Standards Codification (ASC) 323 Investments – Equity Method and Joint Ventures and has concluded that the Company’s investment in Titan Europe Plc should be accounted for as an available-for-sale security and recorded at fair value in accordance with ASC 320 Investments – Debt and Equity Securities as the Company does not have significant influence over Titan Europe Plc.  The investment in Titan Europe Plc is included as a component of other assets on the Consolidated Condensed Balance Sheets.  Titan’s cost basis in Titan Europe Plc is $5.0 million.  Titan’s accumulated other comprehensive income includes a gain on the Titan Europe Plc investment of $14.9 million, which is net of tax of $8.0 million.  The increased value in the Titan Europe Plc investment at September 30, 2011, was due primarily to a higher publicly quoted Titan Europe Plc market price.

8.  GOODWILL
Changes in goodwill consisted of the following (in thousands):
	2011	2010
Agricultural segment
Goodwill balance, January 1	$0	$0
Acquisitions	21,388	0
Foreign currency translation	(2,640)	0
Goodwill balance, September 30	$18,748	$0

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

9.  WARRANTY
Changes in the warranty liability consisted of the following (in thousands):
	2011	2010
Warranty liability, January 1	$12,471	$9,169
Provision for warranty liabilities	18,052	12,469
Warranty payments made	(14,979)	(11,181)
Warranty liability, September 30	$15,544	$10,457

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

10.  REVOLVING CREDIT FACILITY AND LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):
	September 30,	December 31,
	2011	2010
7.875% senior notes due 2017	$200,000	$200,000
5.625% convertible senior notes due 2017	112,881	172,500
Other debt	13,227	0
8% senior unsecured notes due January 2012	0	1,064
	326,108	373,564
Less: Amounts due within one year	8,227	0
	$317,881	$373,564

Aggregate maturities of long-term debt at September 30, 2011, were as follows (in thousands):
October 1 – December 31, 2011	$8,227
2012	0
2013	5,000
2014	0
2015	0
Thereafter	312,881
$326,108

7.875% senior secured notes due 2017
The Company’s 7.875% senior secured notes (senior secured notes) are due October 2017.  These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Wheel Corporation of Illinois, Titan Tire Corporation of Freeport, and Titan Tire Corporation of Bryan.  The Company’s senior secured notes outstanding balance was $200.0 million at September 30, 2011.

5.625% convertible senior subordinated notes due 2017
The Company’s 5.625% convertible senior subordinated notes (convertible notes) are due January 2017.  The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The Company’s convertible notes balance was $112.9 million at September 30, 2011.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Revolving credit facility
The Company’s $100 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a January 2014 termination date and is collateralized by the accounts receivable and inventory of Titan and certain of its domestic subsidiaries.  During the first nine months of 2011 and at September 30, 2011, there were no borrowings under the credit facility.  Outstanding letters of credit were $12.0 million at September 30, 2011, leaving $88.0 million of unused availability on the credit facility.  The credit facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants.  Titan is in compliance with these covenants and restrictions as of September 30, 2011.

Other debt
Brazil Term Loan
In May 2011, the Company entered into a two-year, unsecured $10.0 million Term Loan with Bank of America, N.A. (BoA term loan) to provide working capital for the Sao Paolo, Brazil manufacturing facility.  Borrowings under the BoA term loan bear interest at a rate equal to LIBOR plus 200 basis points.  The BoA term loan shall be a minimum of $5.0 million with the option for an additional $5.0 million loan for a maximum of $10.0 million.  The BoA loan is due May 2013.  The Company entered into an interest rate swap agreement and cross currency swap transaction with Bank of America Merrill Lynch Banco Multiplo S.A. that is designed to convert the outstanding $5.0 million US Dollar based LIBOR loan to a Brazilian Real based CDI loan.    See Note 11 for additional information.  As of September 30, 2011, the Company had $5.0 million outstanding on this loan and the interest rate including the effect of the swap agreement was approximately 14%.

Brazil Revolving Line of Credit
The Company’s wholly-owned Brazilian subsidiary, Titan Pneus Do Brasil Ltda (Titan Brazil), has a revolving line of credit (Brazil line of credit) established with Bank of America Merrill Lynch Banco Multiplo S.A. in May 2011 that is secured by a $12.0 million line of credit between the Company and Bank of America N.A. under the $100.0 million credit facility.  Titan Brazil could borrow up to 16.0 million Brazilian Reais, which equates to approximately $8.6 million dollars as of September 30, 2011, for working capital purposes.  Under the terms of the Brazil line of credit, borrowings, if any, bear interest at a rate of LIBOR plus 247 basis points.  At September 30, 2011 there was $7.8 million outstanding and the interest rate was approximately 3%.

11.  DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses a financial derivative to mitigate its exposure to volatility in the interest rate and foreign currency exchange rate in Brazil.  The Company uses this derivate instrument to hedge exposure in the ordinary course of business and does not invest in derivative instruments for speculative purposes.  In order to reduce interest rate and foreign currency risk on the BoA Term Loan, the Company entered into an interest rate swap agreement and cross currency swap transaction with Bank of America Merrill Lynch Banco Multiplo S.A. that is designed to convert the outstanding $5.0 million US Dollar based LIBOR loan to a Brazilian Real based CDI loan.  The Company has not designated this agreement as a hedging instrument.  Changes in the fair value of the cross currency swap are recorded in other income (expense) and changes in the fair value of the interest rate swap agreement are recorded as interest expense (or gain as an offset to interest expense).  For the three months ended September 30, 2011, the Company recorded interest expense of $0.1 million related to this derivative.  For the nine months ended September 30, 2011, the Company recorded interest expense of $0.2 million related to this derivative.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

12.  LEASE COMMITMENTS
The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At September 30, 2011, future minimum commitments under noncancellable operating leases with initial or remaining terms of at least one year were as follows (in thousands):
October 1 – December 31, 2011	$174
2012	395
2013	343
2014	244
Thereafter	0
Total future minimum lease payments	$1,156

13.  EMPLOYEE BENEFIT PLANS
The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  The Company also sponsors four 401(k) retirement savings plans.  The Company expects to contribute approximately $0.6 million to the frozen pension plans during the remainder of 2011.

The components of net periodic pension cost consisted of the following (in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest cost	$1,272	$1,300	$3,816	$3,900
Expected return on assets	(1,314)	(1,227)	(3,944)	(3,681)
Amortization of unrecognized prior service cost	34	34	102	102
Amortization of unrecognized deferred taxes	(14)	(14)	(42)	(42)
Amortization of net unrecognized loss	937	907	2,809	2,721
Net periodic pension cost	$915	$1,000	$2,741	$3,000

14.  ROYALTY EXPENSE
The Company has a trademark license agreement with Goodyear to manufacture and sell certain off-highway tires in North America and Latin America under the Goodyear name.  The North American and Latin American royalties were prepaid for seven years as a part of the Goodyear Latin American farm tire acquisition.  Royalty expenses recorded were $2.3 million and $2.3 million for the quarters ended September 30, 2011 and 2010, respectively.  Royalty expenses were $7.5 million and $6.8 million for the nine months ended September 30, 2011 and 2010, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

15.  OTHER INCOME
Other income consisted of the following (in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Discount amortization on prepaid royalty	$1,041	$0	$2,120	$0
Gain on purchase transaction	0	0	919	0
Interest income	119	92	357	266
Investment gain (loss) on contractual obligations	(1,255)	638	(1,111)	285
Other expense	(461)	(329)	(378)	(244)
	$(556)	$401	$1,907	$307

16.  INCOME TAXES
The Company recorded income tax expense of $12.7 million and $35.3 million for the three and nine months ended September 30, 2011, respectively, as compared to $2.6 million and $6.8 million for the three and nine months ended September 30, 2010.  The Company’s effective income tax rate was 45% and 39% for the nine months ended September 30, 2011 and 2010, respectively.  The Company’s 2011 income tax expense and rate differs from the amount of income tax determined by applying the U.S Federal income tax rate to pre-tax income primarily as a result of the $16.1 million noncash charge taken in connection with the exchange agreement on the Company’s convertible debt.  This noncash charge is not fully deductible for income tax purposes.

17.  COMPREHENSIVE INCOME
Comprehensive income consisted of the following (in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income attributable to Titan	$21,163	$4,015	$43,691	$10,662
Unrealized gain (loss) on investments, net of tax	(11,433)	5,137	2,219	8,405
Currency translation adjustment	(12,861)	0	(9,929)	0
Pension liability adjustments, net of tax	594	575	1,779	1,724
Comprehensive income (loss) attributable to Titan	(2,537)	9,727	37,760	20,791
Net income attributable to noncontrolling interests	362	0	354	0
	$(2,175)	$9,727	$38,114	$20,791

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

18.  SEGMENT INFORMATION
The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three and nine months ended September 30, 2011 and 2010 (in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues from external customers
Agricultural	$246,456	$170,675	$713,721	$497,503
Earthmoving/construction	81,078	47,848	224,484	139,161
Consumer	71,271	4,295	145,876	12,258
	$398,805	$222,818	$1,084,081	$648,922

Gross profit
Agricultural	$39,008	$25,283	$133,874	$78,201
Earthmoving/construction	8,814	2,495	28,227	10,294
Consumer	5,812	827	13,567	2,302
Unallocated corporate	(640)	(659)	(2,068)	(2,861)
	$52,994	$27,946	$173,600	$87,936

Income from operations
Agricultural	$34,580	$21,440	$120,248	$66,222
Earthmoving/construction	7,418	1,077	23,408	4,080
Consumer	3,615	734	9,352	2,030
Unallocated corporate	(4,226)	(10,729)	(40,345)	(32,252)
Income from operations	41,387	12,522	112,663	40,080
Interest expense	(6,616)	(5,867)	(19,045)	(19,713)
Noncash debt charge	0	0	(16,135)	0
Loss on senior note repurchase	0	(473)	0	(3,195)
Other income (expense)	(556)	401	1,907	307
Income before income taxes	$34,215	$6,583	$79,390	$17,479

Assets by segment were as follows (in thousands):
	September 30,	December 31,
Total Assets	2011	2010
		As Restated
Agricultural segment	$464,908	$304,048
Earthmoving/construction segment	192,956	171,410
Consumer segment	146,741	5,863
Unallocated corporate	206,609	299,559
	$1,011,214	$780,880

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

19.  EARNINGS PER SHARE
Earnings per share (EPS) are as follows (amounts in thousands, except per share data):
	Three months ended,
	September 30, 2011			September 30, 2010
	Titan Net Income	Weighted average shares	Per share amount	Titan Net Income	Weighted average shares	Per share amount
Basic EPS	$21,163	42,028	$.50	$4,015	34,868	$.12
Effect of stock options/trusts	0	238		0	529
Effect of convertible notes	1,091	10,795		1,598	16,376
Diluted EPS	$22,254	53,061	$.42	$5,613	51,773	$.11

	Nine months ended,
	September 30, 2011			September 30, 2010
	Titan Net Income	Weighted average shares	Per share amount	Titan Net Income	Weighted average shares	Per share amount
Basic EPS	$43,691	41,512	$1.05	$10,662	34,819	$.31
Effect of stock options/trusts	0	287		0	545
Effect of convertible notes	3,385	11,171		4,827	16,376
Diluted EPS	$47,076	52,970	$.89	$15,489	51,740	$.30

There were no stock options/trusts or convertible notes that were antidilutive for the periods presented.

20.  FAIR VALUE MEASUREMENTS
ASC 820 Fair Value Measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments;

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):
	September 30, 2011			December 31, 2010
	Total	Level 1	Levels 2&3	Total	Level 1	Levels 2&3
Marketable securities	$28,129	$28,129	$0	$0	$0	$0
Investment in Titan Europe Plc	27,979	27,979	0	22,693	22,693	0
Investments for contractual obligations	11,585	11,585	0	11,168	11,168	0
Total	$67,693	$67,693	$0	$33,861	$33,861	$0

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

Comprehensive Income
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this update is to improve the comparability, consistency, and transparency of financial reporting to increase the prominence of items reported in other comprehensive income.  This update requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this update is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Goodwill Impairment Testing
In September 2011, the FASB issued ASU No. 2011-08, “Intangibles–Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.”  The objective of this update is to simplify how entities test goodwill for impairment.  The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The amendments in this update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The adoption of this update is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

23.  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION
The Company’s 5.625% convertible senior subordinated notes are guaranteed by the following 100% owned subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, Titan Tire Corporation of Texas, Titan Wheel Corporation of Illinois, and Titan Wheel Corporation of Virginia.  The note guarantees are full and unconditional, joint and several obligations of the guarantors.  The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions.  The following condensed consolidating financial statements are presented using the equity method of accounting for the parent and guarantor subsidiaries.  Certain sales & marketing expenses recorded by non-guarantor subsidiaries have not been allocated to the guarantor subsidiaries.

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended September 30, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$299,695	$99,110	$0	$398,805
Cost of sales	380	255,509	89,922	0	345,811
Gross profit (loss)	(380)	44,186	9,188	0	52,994
Selling, general and administrative expenses	(4,443)	2,467	10,524	0	8,548
Research and development expenses	0	796	0	0	796
Royalty expense	0	1,620	643	0	2,263
Income (loss) from operations	4,063	39,303	(1,979)	0	41,387
Interest expense	(6,114)	0	(502)	0	(6,616)
Other income (expense)	(552)	5	(9)	0	(556)
Income (loss) before income taxes	(2,603)	39,308	(2,490)	0	34,215
Provision (benefit) for income taxes	(988)	14,605	(927)	0	12,690
Equity in earnings of subsidiaries	23,140	(127)	127	(23,140)	0
Net income (loss)	21,525	24,576	(1,436)	(23,140)	21,525
Net income attributable to noncontrolling interests	0	0	0	362	362
Net income (loss) attributable to Titan	$21,525	$24,576	$(1,436)	$(23,502)	$21,163

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended September 30, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$222,818	$0	$0	$222,818
Cost of sales	387	194,077	408	0	194,872
Gross profit (loss)	(387)	28,741	(408)	0	27,946
Selling, general and administrative expenses	4,843	1,967	5,227	0	12,037
Research and development expenses	0	1,112	0	0	1,112
Royalty expense	0	2,275	0	0	2,275
Income (loss) from operations	(5,230)	23,387	(5,635)	0	12,522
Interest expense	(5,867)	0	0	0	(5,867)
Loss on senior note repurchase	(473)	0	0	0	(473)
Other income (expense)	377	4	20	0	401
Income (loss) before income taxes	(11,193)	23,391	(5,615)	0	6,583
Provision (benefit) for income taxes	(4,366)	9,123	(2,189)	0	2,568
Equity in earnings of subsidiaries	10,842	(69)	69	(10,842)	0
Net income (loss)	$4,015	$14,199	$(3,357)	$(10,842)	$4,015

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Nine Months Ended September 30, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$890,916	$193,165	$0	$1,084,081
Cost of sales	1,282	733,379	175,820	0	910,481
Gross profit (loss)	(1,282)	157,537	17,345	0	173,600
Selling, general and administrative expenses	15,513	7,654	27,247	0	50,414
Research and development expenses	4	2,989	0	0	2,993
Royalty expense	0	6,304	1,226	0	7,530
Income (loss) from operations	(16,799)	140,590	(11,128)	0	112,663
Interest expense	(18,426)	0	(619)	0	(19,045)
Noncash convertible debt conversion charge	(16,135)	0	0	0	(16,135)
Other income (expense)	1,644	(236)	499	0	1,907
Income (loss) before income taxes	(49,716)	140,354	(11,248)	0	79,390
Provision (benefit) for income taxes	(12,424)	51,931	(4,162)	0	35,345
Equity in earnings of subsidiaries	81,337	(260)	260	(81,337)	0
Net income (loss)	44,045	88,163	(6,826)	(81,337)	44,045
Net income attributable to noncontrolling interests	0	0	0	354	354
Net income (loss) attributable to Titan	$44,045	$88,163	$(6,826)	$(81,691)	$43,691

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Nine Months Ended September 30, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$648,922	$0	$0	$648,922
Cost of sales	1,996	557,649	1,341	0	560,986
Gross profit (loss)	(1,996)	91,273	(1,341)	0	87,936
Selling, general and administrative expenses	14,624	6,617	14,767	0	36,008
Research and development expenses	0	5,039	0	0	5,039
Royalty expense	0	6,809	0	0	6,809
Income (loss) from operations	(16,620)	72,808	(16,108)	0	40,080
Interest expense	(19,713)	0	0	0	(19,713)
Loss on senior note repurchase	(3,195)	0	0	0	(3,195)
Other income	203	15	89	0	307
Income (loss) before income taxes	(39,325)	72,823	(16,019)	0	17,479
Provision (benefit) for income taxes	(15,337)	28,401	(6,247)	0	6,817
Equity in earnings of subsidiaries	34,650	(234)	234	(34,650)	0
Net income (loss)	$10,662	$44,188	$(9,538)	$(34,650)	$10,662

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	September 30, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$87,932	$8	$6,334	$0	$94,274
Marketable securities	28,129	0	0	0	28,129
Accounts receivable	0	155,642	58,242	0	213,884
Inventories	0	157,659	25,491	0	183,150
Prepaid and other current assets	26,164	16,662	5,143	0	47,969
Total current assets	142,225	329,971	95,210	0	567,406
Property, plant and equipment, net	10,641	222,741	100,193	0	333,575
Investment in subsidiaries	167,434	9,057	20	(176,511)	0
Other assets	45,174	957	64,102	0	110,233
Total assets	$365,474	$562,726	$259,525	$(176,511)	$1,011,214

Liabilities and Equity
Short-term debt	$0	$0	$8,227	$0	$8,227
Accounts payable	1,976	50,008	46,914	0	98,898
Other current liabilities	15,384	41,888	31,270	0	88,542
Total current liabilities	17,360	91,896	86,411	0	195,667
Long-term debt	312,881	0	5,000	0	317,881
Other long-term liabilities	19,735	25,945	59,634	0	105,314
Intercompany accounts	(374,571)	182,898	191,673	0	0
Titan stockholders’ equity	390,069	261,987	(83,193)	(178,794)	390,069
Noncontrolling interests	0	0	0	2,283	2,283
Total liabilities and equity	$365,474	$562,726	$259,525	$(176,511)	$1,011,214

	Consolidating Condensed Balance Sheets
(Amounts in thousands)	December 31, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	As Restated	As Restated		As Restated	As Restated
Assets
Cash and cash equivalents	$239,362	$6	$132	$0	$239,500
Accounts receivable	0	89,004	0	0	89,004
Inventories	0	118,143	0	0	118,143
Prepaid and other current assets	17,981	16,240	482	0	34,703
Total current assets	257,343	223,393	614	0	481,350
Property, plant and equipment, net	7,678	235,143	5,233	0	248,054
Investment in subsidiaries	33,464	9,057	20	(42,541)	0
Other assets	22,183	869	28,424	0	51,476
Total assets	$320,668	$468,462	$34,291	$(42,541)	$780,880

Liabilities and Stockholders’ Equity
Accounts payable	$1,406	$33,473	$402	$0	$35,281
Other current liabilities	16,066	39,186	1,820	0	57,072
Total current liabilities	17,472	72,659	2,222	0	92,353
Long-term debt	373,564	0	0	0	373,564
Other long-term liabilities	8,855	28,083	5,994	0	42,932
Intercompany accounts	(351,254)	174,326	176,928	0	0
Stockholders’ equity	272,031	193,394	(150,853)	(42,541)	272,031
Total liabilities and stockholders’ equity	$320,668	$468,462	$34,291	$(42,541)	$780,880

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Nine Months Ended September 30, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(18,544)	$12,085	$(5,224)	$(11,683)

Cash flows from investing activities:
Capital expenditures	(2,583)	(13,514)	(1,804)	(17,901)
Acquisitions, net of cash acquired	(99,118)	0	0	(99,118)
Purchases of marketable securities	(30,000)	0	0	(30,000)
Other, net	0	1,431	510	1,941
Net cash used for investing activities	(131,701)	(12,083)	(1,294)	(145,078)

Cash flows from financing activities:
Repurchase of senior unsecured notes	(1,064)	0	0	(1,064)
Payment on debt	0	0	(629)	(629)
Term loan borrowing	0	0	14,148	14,148
Proceeds from exercise of stock options	477	0	0	477
Dividends paid	(598)	0	0	(598)
Net cash provided by (used for) financing activities	(1,185)	0	13,519	12,334

Effect of exchange rate changes on cash	0	0	(799)	(799)

Net increase (decrease) in cash and cash equivalents	(151,430)	2	6,202	(145,226)
Cash and cash equivalents, beginning of period	239,362	6	132	239,500
Cash and cash equivalents, end of period	$87,932	$8	$6,334	$94,274

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Nine Months Ended September 30, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(10,887)	$18,294	$241	$7,648

Cash flows from investing activities:
Capital expenditures	(1,409)	(18,353)	(294)	(20,056)
Other, net	0	72	19	91
Net cash used for investing activities	(1,409)	(18,281)	(275)	(19,965)

Cash flows from financing activities:
Repurchase of senior unsecured notes	(56,674)	0	0	(56,674)
Payment of financing fees	(586)	0	0	(586)
Proceeds from exercise of stock options	240	0	0	240
Dividends paid	(530)	0	0	(530)
Net cash used for financing activities	(57,550)	0	0	(57,550)

Net increase (decrease) in cash and cash equivalents	(69,846)	13	(34)	(69,867)
Cash and cash equivalents, beginning of period	229,004	11	167	229,182
Cash and cash equivalents, end of period	$159,158	$24	$133	$159,315

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

24.  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION
The Company’s 7.875% senior secured notes are guaranteed by the following 100% owned subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois.  The note guarantees are full and unconditional, joint and several obligations of the guarantors.  The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions.  The following condensed consolidating financial statements are presented using the equity method of accounting for the parent and guarantor subsidiaries.  Certain sales & marketing expenses recorded by non-guarantor subsidiaries have not been allocated to the guarantor subsidiaries.

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended September 30, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$293,991	$104,814	$0	$398,805
Cost of sales	380	250,021	95,410	0	345,811
Gross profit (loss)	(380)	43,970	9,404	0	52,994
Selling, general and administrative expenses	(4,443)	2,366	10,625	0	8,548
Research and development expenses	0	796	0	0	796
Royalty expense	0	1,620	643	0	2,263
Income (loss) from operations	4,063	39,188	(1,864)	0	41,387
Interest expense	(6,114)	0	(502)	0	(6,616)
Other income (expense)	(552)	(212)	208	0	(556)
Income (loss) before income taxes	(2,603)	38,976	(2,158)	0	34,215
Provision (benefit) for income taxes	(988)	14,482	(804)	0	12,690
Equity in earnings of subsidiaries	23,140	(127)	127	(23,140)	0
Net income (loss)	21,525	24,367	(1,227)	(23,140)	21,525
Net income attributable to noncontrolling interests	0	0	0	362	362
Net income (loss) attributable to Titan	$21,525	$24,367	$(1,227)	$(23,502)	$21,163

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Three Months Ended September 30, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$218,551	$4,267	$0	$222,818
Cost of sales	387	189,528	4,957	0	194,872
Gross profit (loss)	(387)	29,023	(690)	0	27,946
Selling, general and administrative expenses	4,843	1,904	5,290	0	12,037
Research and development expenses	0	1,058	54	0	1,112
Royalty expense	0	2,275	0	0	2,275
Income (loss) from operations	(5,230)	23,786	(6,034)	0	12,522
Interest expense	(5,867)	0	0	0	(5,867)
Loss on senior note repurchase	(473)	0	0	0	(473)
Other income (expense)	377	(9)	33	0	401
Income (loss) before income taxes	(11,193)	23,777	(6,001)	0	6,583
Provision (benefit) for income taxes	(4,366)	9,273	(2,339)	0	2,568
Equity in earnings of subsidiaries	10,842	(69)	69	(10,842)	0
Net income (loss)	$4,015	$14,435	$(3,593)	$(10,842)	$4,015

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Nine Months Ended September 30, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$873,352	$210,729	$0	$1,084,081
Cost of sales	1,282	716,572	192,627	0	910,481
Gross profit (loss)	(1,282)	156,780	18,102	0	173,600
Selling, general and administrative expenses	15,513	7,372	27,529	0	50,414
Research and development expenses	4	2,982	7	0	2,993
Royalty expense	0	6,304	1,226	0	7,530
Income (loss) from operations	(16,799)	140,122	(10,660)	0	112,663
Interest expense	(18,426)	0	(619)	0	(19,045)
Noncash convertible debt conversion charge	(16,135)	0	0	0	(16,135)
Other income (expense)	1,644	(493)	756	0	1,907
Income (loss) before income taxes	(49,716)	139,629	(10,523)	0	79,390
Provision (benefit) for income taxes	(12,424)	51,663	(3,894)	0	35,345
Equity in earnings of subsidiaries	81,337	(260)	260	(81,337)	0
Net income (loss)	44,045	87,706	(6,369)	(81,337)	44,045
Net income attributable to noncontrolling interests	0	0	0	354	354
Net income (loss) attributable to Titan	$44,045	$87,706	$(6,369)	$(81,691)	$43,691

	Consolidating Condensed Statements of Operations
(Amounts in thousands)
	For the Nine Months Ended September 30, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$0	$636,172	$12,750	$0	$648,922
Cost of sales	1,996	542,351	16,639	0	560,986
Gross profit (loss)	(1,996)	93,821	(3,889)	0	87,936
Selling, general and administrative expenses	14,624	6,401	14,983	0	36,008
Research and development expenses	0	4,912	127	0	5,039
Royalty expense	0	6,809	0	0	6,809
Income (loss) from operations	(16,620)	75,699	(18,999)	0	40,080
Interest expense	(19,713)	0	0	0	(19,713)
Loss on senior note repurchase	(3,195)	0	0	0	(3,195)
Other income	203	31	73	0	307
Income (loss) before income taxes	(39,325)	75,730	(18,926)	0	17,479
Provision (benefit) for income taxes	(15,337)	29,535	(7,381)	0	6,817
Equity in earnings of subsidiaries	34,650	(234)	234	(34,650)	0
Net income (loss)	$10,662	$45,961	$(11,311)	$(34,650)	$10,662

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Balance Sheets
(Amounts in thousands)
	September 30, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$87,932	$5	$6,337	$0	$94,274
Marketable securities	28,129	0	0	0	28,129
Accounts receivable	0	151,751	62,133	0	213,884
Inventories	0	140,544	42,606	0	183,150
Prepaid and other current assets	26,164	16,219	5,586	0	47,969
Total current assets	142,225	308,519	116,662	0	567,406
Property, plant and equipment, net	10,641	207,672	115,262	0	333,575
Investment in subsidiaries	167,434	9,057	10	(176,501)	0
Other assets	45,174	957	64,102	0	110,233
Total assets	$365,474	$526,205	$296,036	$(176,501)	$1,011,214

Liabilities and Equity
Short-term debt	$0	$0	$8,227	$0	$8,227
Accounts payable	1,976	48,621	48,301	0	98,898
Other current liabilities	15,384	41,083	32,075	0	88,542
Total current liabilities	17,360	89,704	88,603	0	195,667
Long-term debt	312,881	0	5,000	0	317,881
Other long-term liabilities	19,735	25,883	59,696	0	105,314
Intercompany accounts	(374,571)	113,090	261,481	0	0
Titan stockholders’ equity	390,069	297,528	(118,744)	(178,784)	390,069
Noncontrolling interests	0	0	0	2,283	2,283
Total liabilities and equity	$365,474	$526,205	$296,036	$(176,501)	$1,011,214

	Consolidating Condensed Balance Sheets
(Amounts in thousands)	December 31, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	As Restated	As Restated		As Restated	As Restated
Assets
Cash and cash equivalents	$239,362	$3	$135	$0	$239,500
Accounts receivable	0	85,335	3,669	0	89,004
Inventories	0	103,265	14,878	0	118,143
Prepaid and other current assets	17,981	15,937	785	0	34,703
Total current assets	257,343	204,540	19,467	0	481,350
Property, plant and equipment, net	7,678	218,999	21,377	0	248,054
Investment in subsidiaries	33,464	9,057	10	(42,531)	0
Other assets	22,183	869	28,424	0	51,476
Total assets	$320,668	$433,465	$69,278	$(42,531)	$780,880

Liabilities and Stockholders’ Equity
Accounts payable	$1,406	$32,305	$1,570	$0	$35,281
Other current liabilities	16,066	38,689	2,317	0	57,072
Total current liabilities	17,472	70,994	3,887	0	92,353
Long-term debt	373,564	0	0	0	373,564
Other long-term liabilities	8,855	28,083	5,994	0	42,932
Intercompany accounts	(351,254)	106,523	244,731	0	0
Stockholders’ equity	272,031	227,865	(185,334)	(42,531)	272,031
Total liabilities and stockholders’ equity	$320,668	$433,465	$69,278	$(42,531)	$780,880

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Nine Months Ended September 30, 2011
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(18,544)	$11,757	$(4,896)	$(11,683)

Cash flows from investing activities:
Capital expenditures	(2,583)	(13,186)	(2,132)	(17,901)
Acquisitions, net of cash acquired	(99,118)	0	0	(99,118)
Purchases of marketable securities	(30,000)	0	0	(30,000)
Other, net	0	1,431	510	1,941
Net cash used for investing activities	(131,701)	(11,755)	(1,622)	(145,078)

Cash flows from financing activities:
Repurchase of senior unsecured notes	(1,064)	0	0	(1,064)
Payment on debt	0	0	(629)	(629)
Term loan borrowing	0	0	14,148	14,148
Proceeds from exercise of stock options	477	0	0	477
Dividends paid	(598)	0	0	(598)
Net cash provided by (used for) financing activities	(1,185)	0	13,519	12,334

Effect of exchange rate changes on cash	0	0	(799)	(799)

Net increase (decrease) in cash and cash equivalents	(151,430)	2	6,202	(145,226)
Cash and cash equivalents, beginning of period	239,362	3	135	239,500
Cash and cash equivalents, end of period	$87,932	$5	$6,337	$94,274

	Consolidating Condensed Statements of Cash Flows
(Amounts in thousands)
	For the Nine Months Ended September 30, 2010
	Titan		Non-
	Intl., Inc.	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(10,887)	$18,091	$444	$7,648

Cash flows from investing activities:
Capital expenditures	(1,409)	(18,118)	(529)	(20,056)
Other, net	0	42	49	91
Net cash used for investing activities	(1,409)	(18,076)	(480)	(19,965)

Cash flows from financing activities:
Repurchase of senior notes	(56,674)	0	0	(56,674)
Proceeds from exercise of stock options	240	0	0	240
Payment of financing fees	(586)	0	0	(586)
Dividends paid	(530)	0	0	(530)
Net cash used for financing activities	(57,550)	0	0	(57,550)

Net increase (decrease) in cash and cash equivalents	(69,846)	15	(36)	(69,867)
Cash and cash equivalents, beginning of period	229,004	8	170	229,182
Cash and cash equivalents, end of period	$159,158	$23	$134	$159,315

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

Consumer Market:  Titan builds select products for all-terrain vehicles (ATV), turf, golf and trailer applications.  The Company provides wheels/tires and assembles brakes, actuators and components for the domestic boat, recreational and utility trailer markets. The consumer market also includes sales of products sold to Goodyear and other customers under supply agreements.

The Company’s major OEM customers include large manufacturers of off-highway equipment such as AGCO Corporation, CNH Global N.V., Deere & Company and Kubota Corporation, in addition to many other off-highway equipment manufacturers.  The Company distributes products to OEMs, independent and OEM-affiliated dealers, and through a network of distribution facilities.

The table provides highlights for the quarter ended September 30, 2011, compared to 2010 (amounts in thousands):
	Three months ended September 30,
	2011	2010	% Increase
Net sales	$398,805	$222,818	79%
Gross profit	52,994	27,946	90%
Income from operations	41,387	12,522	231%
Net income	21,525	4,015	436%

Quarter:  The Company recorded sales of $398.8 million for the third quarter of 2011, which were 79% higher than the third quarter 2010 sales of $222.8 million.  The higher quarterly sales were primarily the result of the April acquisition of the Goodyear Latin American farm tire business including the Sao Paulo, Brazil manufacturing facility which recorded sales of $93.6 million for the third quarter of 2011.  Also contributing were increased demand and pricing/mix improvements which resulted largely from increased raw material prices that were passed on to customers.

The Company’s gross profit was $53.0 million, or 13.3% of net sales, for the third quarter of 2011, compared to $27.9 million, or 12.5% of net sales, in 2010.  Income from operations was $41.4 million for the third quarter of 2011, compared to $12.5 million in 2010.  The increase in the Company’s gross profit and income from operations was primarily related to increased sales levels which were driven by the acquisition of the Goodyear Latin American farm tire business as well as gains from improved plant utilization resulting from the higher sales levels.  The Sao Paulo, Brazil manufacturing facility provided gross profit of $8.3 million for the third quarter of 2011.  Net income was $21.5 million for the quarter, compared to $4.0 million in 2010.  The net income for the third quarter of 2011 benefitted from a decrease of approximately $11 million in CEO special performance award expenses.  Basic earnings per share were $.50 for the third quarter of 2011, compared to $.12 in 2010.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The table provides highlights for the nine months ended September 30, 2011, compared to 2010 (amounts in thousands):
	Nine months ended September 30,
	2011	2010	% Increase
Net sales	$1,084,081	$648,922	67%
Gross profit	173,600	87,936	97%
Income from operations	112,663	40,080	181%
Net income	44,045	10,662	313%

Year-to-date:  The Company recorded sales of $1.1 billion for the nine months ended September 30, 2011, as compared to $648.9 million in 2010.  The higher year-to-date sales were primarily the result of increased demand and pricing/mix improvements which resulted largely from increased raw material prices that were passed on to customers.  In addition, sales increased as the result of the April acquisition of the Goodyear Latin American farm tire business including the Sao Paulo, Brazil manufacturing facility which recorded sales of $185.9 million for the nine months ended September 30, 2011.

The Company’s gross profit was $173.6 million, or 16.0% of net sales, for the nine months ended September 30, 2011, compared to $87.9 million, or 13.6% of net sales, in 2010.  Income from operations was $112.7 million for the nine months ended September 30, 2011, compared to $40.1 million in 2010.  The increase in the Company’s gross profit and income from operations was primarily related to increased sales levels as well as gains from improved plant utilization resulting from the higher sales levels.  The Sao Paulo, Brazil manufacturing facility provided gross profit of $17.0 million for the nine months ended September 30, 2011.  Net income was $44.0 million for the nine months ended September 30, 2011, compared to $10.7 million in 2010.  Basic earnings per share were $1.05 for the nine months ended September 30, 2011, compared to $.31 in 2010.  Net income and earnings per share for 2011 were negatively affected by the noncash convertible debt conversion charge of $16.1 million.

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

COLLECTIVE BARGAINING AGREEMENTS
The labor agreements for the Company’s Bryan, Ohio and Freeport, Illinois, facilities expired on November 19, 2010, for the employees covered by their respective collective bargaining agreements, which account for approximately 31% of Titan employees in the United States.  As of September 30, 2011, the employees of these two facilities were working without a contract under the terms of the Company’s latest offer.  The respective unions have retained their rights to challenge the Company’s actions.

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

Inventories
Inventories are valued at lower of cost or market.  At September 30, 2011, approximately 32% of the Company’s inventories were valued under the last-in, first-out (LIFO) method.  The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method.  The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method.  Market value is estimated based on current selling prices.  Estimated provisions are established for slow-moving and obsolete inventory.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  During the first nine months of 2011, the Company contributed cash funds of $2.2 million to its frozen pension plans.  Titan expects to contribute approximately $0.6 million to these frozen defined benefit pension plans during the remainder of 2011.  For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 20 to the Company’s financial statements on Form 10-K for the fiscal year ended December 31, 2010.

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

RESULTS OF OPERATIONS
Highlights for the three and nine months ended September 30, 2011, compared to 2010 (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$398,805	$222,818	$1,084,081	$648,922
Cost of sales	345,811	194,872	910,481	560,986
Gross profit	52,994	27,946	173,600	87,936
Gross profit margin	13.3%	12.5%	16.0%	13.6%

Net Sales
Quarter:  Net sales for the quarter ended September 30, 2011, were $398.8 million, compared to $222.8 million in 2010.  The higher quarterly sales were primarily the result of the April acquisition of the Goodyear Latin American farm tire business including the Sao Paulo, Brazil manufacturing facility which recorded sales of $93.6 million for the third quarter of 2011.  Also contributing were increased demand and pricing/mix improvements which resulted largely from increased raw material prices that were passed on to customers.

Year-to-date:  Net sales for the nine months ended September 30, 2011, were $1.1 billion, compared to 2010 net sales of $648.9 million.  The Sao Paulo, Brazil manufacturing facility recorded total sales of $185.9 million for the nine months ended September 30, 2011.  Also contributing were increased demand and pricing/mix improvements which resulted largely from increased raw material prices that were passed on to customers.

Cost of Sales and Gross Profit
Quarter:  Cost of sales was $345.8 million for the third quarter of 2011, compared to $194.9 million for 2010.  The higher cost of sales resulted primarily from the increase in the quarterly sales levels.  The cost of sales increased by approximately 77%, which is comparable to an approximate 79% increase in net sales.

Gross profit for the third quarter of 2011 was $53.0 million, or 13.3% of net sales, compared to $27.9 million, or 12.5% of net sales, for the third quarter of 2010.  The Sao Paulo, Brazil manufacturing facility provided gross profit of $8.3 million for the third quarter of 2011.  The remaining increase in the Company’s gross profit was primarily related to increased sales levels as well as gains from improved plant utilization resulting from the higher sales levels.

Year-to-date:  Cost of sales was $910.5 million for the nine months ended September 30, 2011, compared to $561.0 million in 2010.  The higher cost of sales resulted from the significant increase in the sales levels and increased raw material prices.  The cost of sales increased by approximately 62%, compared to an approximate 67% increase in net sales.

Gross profit for the nine months ended September 30, 2011, was $173.6 million or 16.0% of net sales, compared to $87.9 million or 13.6% of net sales in 2010.  The Sao Paulo, Brazil manufacturing facility provided gross profit of $17.0 million for the nine months ended September 30, 2011.  The remaining increase in the Company’s gross profit was primarily related to increased sales levels as well as gains from improved plant utilization resulting from the higher sales levels.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Selling, general and administrative	$8,548	$12,037	$50,414	$36,008
Percentage of net sales	2.1%	5.4%	4.7%	5.5%

Quarter:  Selling, general and administrative (SG&A) expenses for the third quarter of 2011 were $8.5 million or 2.1% of net sales, compared to $12.0 million or 5.4% of net sales for 2010.  The lower SG&A expenses were the result of a decrease of approximately $11 million in CEO special performance award expenses offset by an increase of selling and marketing expenses of approximately $2 million, primarily due to increased sales levels, and approximately $3 million of expenses at recently acquired facilities.  As a percentage of sales, SG&A decreased as a result of the decreased CEO special performance award expenses and the absence of selling and marketing expenses related to supply agreement sales.

Year-to-date:  Expenses for SG&A for the nine months ended September 30, 2011, were $50.4 million or 4.7% of net sales, compared to $36.0 million or 5.5% of net sales in 2010.  The higher SG&A expenses were primarily the result of higher selling and marketing expenses related to the increased sales levels offset by a decrease in the accrual for the CEO special performance award due to a decline in the Company’s stock price.  Selling and marketing expenses were approximately $6 million higher, primarily due to increased sales levels.  Approximately $5 million of SG&A expenses of recently acquired facilities also contributed to the increase.  CEO special performance award expenses were approximately $5 million lower.

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Research and development expenses	$796	$1,112	$2,993	$5,039
Percentage of net sales	0.2%	0.5%	0.3%	0.8%

Quarter:  Research and development (R&D) expenses for the third quarter of 2011 were $0.8 million or 0.2% of net sales, compared to $1.1 million or 0.5% of net sales for 2010.  The lower R&D costs recorded during the third quarter of approximately $0.3 million primarily resulted from less R&D related to the giant off-the-road (OTR) products.

Year-to-date:  Expenses for R&D were $3.0 million or 0.3% of net sales for the nine months ended September 30, 2011, compared to $5.0 million or 0.8% of net sales for 2010.  The lower R&D costs recorded of approximately $2.0 million primarily resulted from less R&D related to the giant off-the-road (OTR) products.

Royalty Expense
Royalty expense was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Royalty expense	$2,263	$2,275	$7,530	$6,809

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Quarter:  Royalty expenses recorded were $2.3 million for each of the quarters ended September 30, 2011 and 2010, respectively.

Year-to-date: Year-to-date royalty expenses recorded were $7.5 million and $6.8 million for the nine months ended September 30, 2011 and 2010, respectively.  As sales subject to the license agreement increased in the first nine months of 2011, the Company’s royalty expense increased accordingly.

Income from Operations
Income from operations was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Income from operations	$41,387	$12,522	$112,663	$40,080
Percentage of net sales	10.4%	5.6%	10.4%	6.2%

Quarter: Income from operations for the third quarter of 2011 was $41.4 million or 10.4% of net sales, compared to $12.5 million or 5.6% of net sales in 2010.

Year-to-date:  Income from operations for the nine months ended September 30, 2011, was $112.7 million or 10.4% of net sales, compared to $40.1 million or 6.2% of net sales in 2010.

Interest Expense
Interest expense was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest expense	$6,616	$5,867	$19,045	$19,713

Quarter: Interest expense was $6.6 million and $5.9 million for the quarter ended September 30, 2011 and 2010, respectively.  The Company’s interest expense for the third quarter of 2011 increased from the previous year primarily as a result of the interest recorded for the 7.875% senior secured notes issued in the fourth quarter of 2010, offset by the repurchase of 8% senior unsecured notes in 2010 and the exchange agreement for 5.625% convertible senior subordinated notes in the first quarter of 2011.  Interest expense from Titan Brazil also contributed to the increased interest expense for the third quarter.

Year-to-date: Year-to-date interest expense was $19.0 million and $19.7 million for the nine months ended September 30, 2011 and 2010, respectively.  The Company’s interest expense for the first nine months of 2011 decreased from the previous year primarily as a result of the repurchase of 8% senior unsecured notes in 2010 and the exchange agreement for 5.625% convertible senior subordinated notes in the first quarter of 2011, offset by the interest recorded for the 7.875% senior secured notes issued in the fourth quarter of 2010.  Interest expense from Titan Brazil also contributed to the increased year-to-date interest expense.

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

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Loss on Senior Note Repurchase
Loss on senior note repurchase was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Loss on senior note repurchase	$0	$(473)	$0	$(3,195)

Quarter:  In July 2010, the Company closed on a transaction to repurchase $6.5 million of its outstanding senior unsecured 8% notes due January 2012.  Titan recorded a loss on senior note repurchase of $(0.5) million in the third quarter of 2010.

Year-to-date:  In May 2010, the Company commenced a tender offer to purchase its issued and outstanding senior unsecured 8% notes due January 2012.  For the nine months ended September 2010, in connection with the $47.4 million tender offer and the repurchase of $6.5 million of these notes in July 2010, the Company recorded a loss on senior note repurchase of $(3.2) million.

Other Income (Expense)
Other income (expense) was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Other income (expense)	$(556)	$401	$1,907	$307

Quarter:  Other expense was $(0.6) million for the quarter ended September 30, 2011, as compared to other income of $0.4 million for the quarter ended September 30, 2010.  The Company recorded a $(1.3) million loss on contractual obligation investments, offset by $1.0 million in discount amortization on prepaid royalty in the quarter ended September 30, 2011.  The Company recorded a $0.6 million gain on contractual obligation investments in the quarter ended September 30, 2010.

Year-to-date:  Year-to-date other income was $1.9 million for 2011 as compared to $0.3 million in 2010.  For the nine months ended September 30, 2011, the Company recorded $2.1 million in discount amortization on prepaid royalty and a $0.9 million gain on acquisition, offset by a loss on contractual obligation investments of $(1.1) million.  The Company recorded a $0.3 million gain on contractual obligation investments in the nine months ended September 30, 2010.

Income Taxes
Income taxes were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Income tax expense	$12,690	$2,568	$35,345	$6,817

Quarter:  The Company recorded income tax expense of $12.7 million for the quarter ended September 30, 2011, as compared to $2.6 million in 2010.   The Company’s effective income tax rate was 37% and 39% for the three months ended September 30, 2011 and 2010, respectively.

Year-to-date:  Income tax expense for the nine months ended September 30, 2011 and 2010, was $35.3 million and $6.8 million, respectively.  The Company’s effective income tax rate was 45% and 39% for the nine months ended September 30, 2011 and 2010, respectively.  The Company’s 2011 income tax expense and rate differs from the amount of income tax determined by applying the U.S Federal income tax rate to pre-tax income primarily as a result of the $16.1 million noncash charge taken in connection with the exchange agreement on the Company’s convertible debt.  This noncash charge is not fully deductible for income tax purposes.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net Income
Net income was as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$21,525	$4,015	$44,045	$10,662

Quarter:  Net income for the quarter ended September 30, 2011, was $21.5 million, compared to $4.0 million in 2010.  The Goodyear Latin American acquisition provided net income of $3.3 million for the third quarter of 2011.  For the quarter ended September 30, 2011 and 2010, basic earnings per share were $.50 and $.12, respectively, and diluted earnings per share were $.42 and $.11, respectively.

Year-to-date:  Net income for the nine months ended September 30, 2011 and 2010, was $44.0 million and $10.7 million, respectively.  The Goodyear Latin American acquisition provided net income of $7.7 million for the nine months ended September 30, 2011.  For the nine months ended September 30, 2011 and 2010, basic earnings per share were $1.05 and $.31, respectively, and diluted earnings per share were $.89 and $.30, respectively.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$246,456	$170,675	$713,721	$497,503
Gross profit	39,008	25,283	133,874	78,201
Income from operations	34,580	21,440	120,248	66,222

Quarter:  Net sales in the agricultural market were $246.5 million for the quarter ended September 30, 2011, as compared to $170.7 million in 2010.  The increase in net sales was the result of increasing demand and pricing/mix improvements which were primarily the result of increased raw material prices that were passed to customers, and manufacturing capacity resulting from the acquisition of the Goodyear Latin American farm tire business including the Sao Paulo, Brazil manufacturing facility.  Agricultural market sales from this facility were $32.4 million for quarter ended September 30, 2011.

Gross profit in the agricultural market was $39.0 million for the quarter ended September 30, 2011, as compared to $25.3 million in 2010.  The Company’s gross profit benefitted from improved plant utilization resulting from the higher sales levels.  Income from operations in the agricultural market was $34.6 million for the quarter ended September 30, 2011, as compared to $21.4 million in 2010.

Year-to-date:  Net sales in the agricultural market were $713.7 million for the nine months ended September 30, 2011, as compared to $497.5 million in 2010.  The increase in net sales was the result of increasing demand and pricing/mix improvements which were primarily the result of increased raw material prices that were passed to customers, and manufacturing capacity resulting from the acquisition of the Goodyear Latin American farm tire business including the Sao Paulo, Brazil manufacturing facility.  Agricultural market sales from this facility were $61.4 million for the nine months ended September 30, 2011.

Gross profit in the agricultural market was $133.9 million for the nine months ended September 30, 2011, as compared to $78.2 million in 2010.  The Company’s gross profit benefitted from improved plant utilization resulting from the higher sales levels.  Income from operations in the agricultural market was $120.2 million for the nine months ended September 30, 2011, as compared to $66.2 million in 2010.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Earthmoving/Construction Segment Results
Earthmoving/Construction segment results were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$81,078	$47,848	$224,484	$139,161
Gross profit	8,814	2,495	28,227	10,294
Income from operations	7,418	1,077	23,408	4,080

Quarter:  The Company’s earthmoving/construction market net sales were $81.1 million for the quarter ended September 30, 2011, as compared to $47.8 million in 2010.  The increase in net sales was the result of increasing demand and pricing/mix improvements which were primarily the result of increased raw material prices that were passed to customers and price increases resulting from additional demand.  The Company continues to see increasing demand in the earthmoving/construction segment.

Gross profit in the earthmoving/construction market was $8.8 million for the quarter ended September 30, 2011, as compared to $2.5 million in 2010.  The Company’s gross profit benefitted from improved plant utilization resulting from the higher sales levels.  Income from operations in the earthmoving/construction market was $7.4 million for the quarter ended September 30, 2011, as compared to $1.1 million in 2010.

Year-to-date:  The Company’s earthmoving/construction market net sales were $224.5 million for the nine months ended September 30, 2011, as compared to $139.2 million in 2010.  The increase in net sales was the result of increasing demand and pricing/mix improvements which were primarily the result of increased raw material prices that were passed to customers and price increases resulting from additional demand.  The Company continues to see increasing demand in the earthmoving/construction segment.

Gross profit in the earthmoving/construction market was $28.2 million for the nine months ended September 30, 2011, as compared to $10.3 million in 2010. The Company’s gross profit benefitted from improved plant utilization resulting from the higher sales levels.  Income from operations in the earthmoving/construction market was $23.4 million for the nine months ended September 30, 2011, as compared to $4.1 million in 2010.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$71,271	$4,295	$145,876	$12,258
Gross profit	5,812	827	13,567	2,302
Income from operations	3,615	734	9,352	2,030

Quarter:  Consumer market net sales were $71.3 million for the quarter ended September 30, 2011, as compared to $4.3 million in 2010.  The increase in net sales was primarily the result of the Goodyear Latin American farm tire acquisition agreement, which included supply agreements for certain product sales, which are included in the consumer segment.  Sales under these agreements were $61.2 million for the quarter ended September 30, 2011.

The Company recorded a supply agreement liability as a part of the fair value adjustments for the Goodyear Latin American farm tire acquisition, as the agreements are for sales at below market prices.  The liability will be amortized with an offset to cost of sales over the three year life of the agreement.  For the quarter ended September 30, 2011, the decrease in cost of sales for this liability totaled $4.5 million.

Gross profit from the consumer market was $5.8 million for the quarter ended September 30, 2011, as compared to $0.8 million in 2010.  The Company’s increase in gross profit primarily resulted from the supply agreements.  Consumer market income from operations was $3.6 million for the quarter ended September 30, 2011, as compared to $0.7 million for 2010.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Year-to-date:  Consumer market net sales were $145.9 million for the nine months ended September 30, 2011, as compared to $12.3 million in 2010.  The increase in net sales was primarily the result of the Goodyear Latin American farm tire acquisition agreement, which included supply agreements for certain product sales, which are included in the consumer segment.  Sales under these agreements were $124.5 million for the nine months ended September 30, 2011.

The Company recorded a supply agreement liability as a part of the fair value adjustments for the Goodyear Latin American farm tire acquisition, as the agreements are for sales at below market prices.  The liability will be amortized with an offset to cost of sales over the three year life of the agreement.  For the nine months ended September 30, 2011, the decrease in cost of sales for this liability totaled $9.1 million.

Gross profit from the consumer market was $13.6 million for the nine months ended September 30, 2011, as compared to $2.3 million in 2010.  The Company’s increase in gross profit primarily resulted from the supply agreements.  Consumer market income from operations was $9.4 million for the nine months ended September 30, 2011, as compared to $2.0 million for 2010.

Segment Summary (Amounts in thousands)
Quarter
Three months ended September 30, 2011	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$246,456	$81,078	$71,271	$0	$398,805
Gross profit (loss)	39,008	8,814	5,812	(640)	52,994
Income (loss) from operations	34,580	7,418	3,615	(4,226)	41,387

Three months ended September 30, 2010
Net sales	$170,675	$47,848	$4,295	$0	$222,818
Gross profit (loss)	25,283	2,495	827	(659)	27,946
Income (loss) from operations	21,440	1,077	734	(10,729)	12,522

Year-to-Date
Nine months ended September 30, 2011	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$713,721	$224,484	$145,876	$0	$1,084,081
Gross profit (loss)	133,874	28,227	13,567	(2,068)	173,600
Income (loss) from operations	120,248	23,408	9,352	(40,345)	112,663

Nine months ended September 30, 2010
Net sales	$497,503	$139,161	$12,258	$0	$648,922
Gross profit (loss)	78,201	10,294	2,302	(2,861)	87,936
Income (loss) from operations	66,222	4,080	2,030	(32,252)	40,080

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Corporate Expenses
Quarter
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $4.2 million for the quarter ended September 30, 2011, as compared to $10.7 million for 2010.

Corporate expenses for the quarter ended September 30, 2011, were composed of selling and marketing expenses of approximately $7 million and administrative expenses of approximately $8 million.  The administrative expenses for the quarter ended September 30, 2011, were offset by a decrease of approximately $11 million in the CEO special performance award due to a decline in the Company’s stock price.  With this decrease, net administrative expenses recorded were approximately $(3) million.

Corporate expenses for the quarter ended September 30, 2010, were composed of selling and marketing expenses of approximately $5 million and administrative expenses of approximately $6 million.

Corporate selling and marketing expenses were approximately $2 million higher in the third quarter of 2011 as the result of higher sales levels.

Year-to-Date
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $40.3 million for the nine months ended September 30, 2011, as compared to $32.3 million for 2010.

Corporate expenses for the nine months ended September 30, 2011, were composed of selling and marketing expenses of approximately $20 million and administrative expenses of approximately $20 million.

Corporate expenses for the nine months ended September 30, 2010, were composed of selling and marketing expenses of approximately $14 million and administrative expenses of approximately $18 million.

Corporate selling and marketing expenses were approximately $7 million higher for the nine months ended September 30, 2011 as the result of higher sales levels.  Corporate administrative expenses were approximately $2 million higher for the nine months ended September 30, 2011, primarily as the result of increased business activity in line with the Company’s growth.

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

The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors.  Certain of these assumptions are determined by the Company with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends.  These assumptions are reviewed on a regular basis and revised when appropriate.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations.  Titan expects to contribute approximately $0.6 million to these frozen defined pension plans during the remainder of 2011.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of September 30, 2011, the Company had $94.3 million of cash balances within various bank accounts.  This cash balance decreased by $145.2 million from December 31, 2010, due to the following cash flow items.

(amounts in thousands)
	September 30, 2011	December 31, 2010
Cash	$94,274	$239,500

Operating cash flows
Summary of cash flows from operating activities:
(amounts in thousands)	Nine months ended September 30,
	2011	2010	Change
Net income	$44,045	$10,662	$33,383
Depreciation and amortization	32,753	27,617	5,136
Noncash convertible debt conversion charge	16,135	0	16,135
Deferred income tax provision	8,038	8,043	(5)
Accounts receivable	(132,294)	(46,627)	(85,667)
Inventories	(47,366)	(25,840)	(21,526)
Accounts payable	69,540	22,889	46,651
Other operating activities	(2,534)	10,904	(13,438)
Cash provided by (used for) operating activities	$(11,683)	$7,648	$(19,331)

In the first nine months of 2011, operating activities used cash of $11.7 million.  This cash was primarily used by increases in accounts receivable and inventory of $132.3 million and $47.4 million, respectively, offset by higher accounts payable of $69.5 million.  Net income of $44.0 million included $32.8 million of noncash charges for depreciation and amortization, as well as a noncash convertible debt conversion charge of $16.1 million.   Deferred tax assets were reduced by $8.0 million as the Company used current income to reduce the deferred tax asset for previously recorded net operating losses.

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

Operating cash flows decreased $19.3 million when comparing the nine months ended September 30, 2011, to the nine months ended September 30, 2010.  Net income in the first nine months of 2011 was $33.4 million higher than the net income in the first nine months of 2010.  When comparing the first nine months of 2011 to the first nine months of 2010, cash used for accounts receivable increased $85.7 million.  The significant increase in accounts receivable is primarily due to increased sales levels.  Also, the Goodyear Latin American farm tire business acquisition did not include accounts receivable.  The accounts receivable increase was partly offset by increases in accounts payable of $46.7 million and a noncash convertible debt conversion charge of $16.1 million.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Investing cash flows
Summary of cash flows from investing activities:
(amounts in thousands)	Nine months ended September 30,
	2011	2010	Change
Acquisitions	$(99,118)	$0	$(99,118)
Purchases of marketable securities	(30,000)	0	(30,000)
Capital expenditures	(17,901)	(20,056)	2,155
Other investing activities	1,941	91	1,850
Cash used for investing activities	$(145,078)	$(19,965)	$(125,113)

Net cash used for investing activities was $145.1 million in the first nine months of 2011, as compared to $20.0 million in the first nine months of 2010.  The Company invested a total of $99.1 in acquisitions, and $30.0 million in marketable securities in the first nine months of 2011.  Other investing activities relate primarily to fixed asset disposals.

Financing cash flows
Summary of cash flows from financing activities:
(amounts in thousands)	Nine months ended September 30,
	2011	2010	Change
Repurchase of senior notes	$(1,064)	$(56,674)	$55,610
Term loan borrowing	14,148	0	14,148
Proceeds from exercise of stock options	477	240	237
Payment of financing fees	0	(586)	586
Payment on debt	(629)	0	(629)
Dividends paid	(598)	(530)	(68)
Cash provided by (used for) financing activities	$12,334	$(57,550)	$69,884

In the first nine months of 2011, cash of $12.3 million was provided by financing activities.  This cash was primarily provided by term loan borrowings of $14.1 million used to provide working capital to Titan’s Latin American operations.

In the first nine months of 2010, cash of $57.6 million was used for financing activities.  This cash was primarily used for repurchase of senior notes of $56.7 million.

Financing cash flows increased $69.9 million when comparing the first nine months of 2011 to the first nine months of 2010.  This cash flow increase resulted primarily from term loan borrowings in 2011 offset by repurchase of senior notes in 2010.

Other Issues
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.  Historically, Titan tends to experience higher sales demand in the first and second quarters.  However, in 2011, Titan’s third quarter sales continued at a high level due to increased demand in all of the Company’s segments; agricultural, earthmoving/construction and consumer.

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

The Company is in compliance with these covenants and restrictions as of September 30, 2011.  The collateral coverage ratio was not applicable as there were no outstanding borrowings under the revolving credit facility at September 30, 2011.  The fixed charge coverage ratio did not apply for the quarter ended September 30, 2011.

Liquidity Outlook
At September 30, 2011, the Company had $94.3 million of cash and cash equivalents and $88.0 million of unused availability under the terms of its credit facility.  The availability under the Company’s $100 million credit facility was reduced by $12.0 million for letters of credit used to provide working capital to our Sao Paulo, Brazil manufacturing facility.  Titan’s acquisition of Goodyear’s Latin American farm tire business did not include accounts receivable.  As a result, during the second quarter Titan obtained $14.3 million in loans to provide working capital for operations at the Sao Paulo, Brazil manufacturing facility.  During the remainder of 2011, Titan does not anticipate significant levels of financing will be required for working capital to fund operations at the Sao Paulo, Brazil manufacturing facility.

Capital expenditures for the remainder of 2011 are forecasted to be approximately $4 million to $5 million.  Cash payments for interest are currently forecasted to be approximately $1 million for the remainder of 2011 based on September 30, 2011, debt balances.

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

Comprehensive Income
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this update is to improve the comparability, consistency, and transparency of financial reporting to increase the prominence of items reported in other comprehensive income.  This update requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this update is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Goodwill Impairment Testing
In September 2011, the FASB issued ASU No. 2011-08, “Intangibles–Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.”  The objective of this update is to simplify how entities test goodwill for impairment.  The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The amendments in this update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The adoption of this update is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

TITAN INTERNATIONAL, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

MARKET CONDITIONS AND OUTLOOK
In the first nine months of 2011, Titan experienced significantly higher sales when compared to the first nine months of 2010.  The higher sales were primarily the result of increased demand and price increases in all of the Company’s segments, as well as additional sales resulting from the acquisition of Goodyear’s Latin American farm tire business and accompanying supply agreements.  For the remainder of 2011, the Company expects sales to continue at strong levels.

Energy, raw material and petroleum-based product costs have been volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

The labor agreements for the Company’s Bryan, Ohio and Freeport, Illinois, facilities expired on November 19, 2010, for the employees covered by their respective collective bargaining agreements, which account for approximately 31% of Titan employees in the United States.  As of September 30, 2011, the employees of these two facilities were working without a contract under the terms of the Company’s latest offer.  The respective unions have retained their rights to challenge the Company’s actions.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were significantly higher in the first nine months of 2011 when compared to the first nine months of 2010.  The addition of Goodyear’s Latin American farm tire business, prices increases, and continued strong demand contributed to the higher sales levels.  The increase in the global population and the rising middle class in emerging countries may help grow future demand.  The gradual increase in the use of biofuels may help sustain future production.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving and mining sales continue to improve, aided by increases in metals, oil and gas prices.  Although they may fluctuate in the short-term, in the long-term these prices are expected to remain at levels that are attractive for continued investment, which should help support future earthmoving and mining sales.  The decline in the United States housing market continues to cause a lower demand for equipment used for construction.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and the on-going banking and credit issues.  For the remainder of 2011, the Company expects strong demand to continue.

CONSUMER MARKET OUTLOOK
Consumer market sales were significantly higher in the first nine months of 2011, when compared to previous years.  The increase in net sales was primarily the result of the Goodyear Latin American farm tire acquisition agreement, which included supply agreements for certain non-agricultural product sales, which are included in the consumer segment.  The supply agreement sales, which currently make up a large portion of consumer market sales, may fluctuate from period to period.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

See the Company’s 2010 Annual Report filed on Form 10-K (Item 7A).  There has been no material change in this information.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and principal financial officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) were not effective as of September 30, 2011, as a result of the material weakness related to the valuation of Gen 1 tires as discussed below.

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

Item 5.    Other Information

On August 8, 2011, Titan Tire Corporation, a subsidiary of the Company entered into a Supply Agreement with Deere & Company (“Deere”), effective as of April 15, 2011 (the “Agreement”).  Under Agreement, Titan Tire Corporation has agreed to supply Deere with certain tires and parts.  The Agreement has a term expiring on April 30, 2014.

On September 23, 2011, Titan Tire Corporation entered into the First Amendment to Supply Agreement (the “Amendment”), which amended the prior agreement to, among other things, extend the term of the Agreement until April 30, 2015 and to add certain products and pricing terms.

The foregoing descriptions of the Agreement and Amendment do not contain complete summaries thereof and are qualified in their entirety to the full text of those agreements which are filed herewith as Exhibits 10.1 and 10.2, respectively, and are incorporated to this Item 5 by reference.

Item 6.   Exhibits

10.1	Supply Agreement with Deere & Company – August 2011 *
10.2	First Amendment to Supply Agreement with Deere & Company – September 2011 *
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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