Form 10-K
period 2011-12-31
TITAN INTERNATIONAL INC
filed 2012-02-23
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $958 million based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2011.

As of February 15, 2012, a total of 42,218,259 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 17, 2012, are incorporated by reference into Part III of this Form 10-K.

TITAN INTERNATIONAL, INC.

PART I

ITEM 1 – BUSINESS

INTRODUCTION
Titan International, Inc. and its subsidiaries (Titan or the Company) hold the unique position in North America of manufacturing both wheels and tires for its target markets.  As a leading manufacturer in the off-highway industry, Titan produces a broad range of specialty products to meet the specifications of original equipment manufacturers (OEMs) and aftermarket customers in the agricultural, earthmoving/construction and consumer markets.  Titan’s earthmoving/construction market includes wheels and tires supplied to the mining industry, while the consumer market includes bias truck tires in Latin America, products for all-terrain vehicles (ATVs) and recreational/utility trailers.

As one of the few companies dedicated to off-highway wheel and tire products, Titan’s engineering and manufacturing resources are focused on designing quality products that address the needs of our end-users.  Titan’s team of experienced engineers continually works on new and improved engineered products that evolve with today’s applications for the off-highway wheel and tire markets.

•	History
Titan traces its roots to the Electric Wheel Company in Quincy, Illinois, which was founded in 1890.  The Company was incorporated in 1983.  The Company has grown through three major acquisitions in recent years.  In 2005, Titan Tire Corporation, a subsidiary of the Company, acquired The Goodyear Tire & Rubber Company’s North American farm tire assets.  In 2006, Titan Tire Corporation of Bryan, a subsidiary of the Company, acquired the off-the-road (OTR) tire assets of Continental Tire North America, Inc.  In April 2011, the Company acquired the The Goodyear Tire & Rubber Company's Latin American farm tire business. These acquisitions have allowed Titan to achieve higher sales levels and enhance product offering in the Company’s target markets.

•	Market Sales
In 2011, Titan’s agricultural market sales represented 64% of net sales, the earthmoving/construction market represented 21% and the consumer market represented 15% of net sales.  For information concerning the revenues, certain expenses, income from operations and assets attributable to each of the segments in which the Company operates, see Note 29 to the consolidated financial statements of Titan, included in Item 8 herein.

COMPETITIVE STRENGTHS
Titan’s strong market position in the off-highway wheel and tire market and its long-term core customer relationships contribute to the Company’s competitive strengths.  These strengths, along with Titan’s dedication to the off-highway wheel and tire market, continue to drive the Company forward.

•	Strong Market Position
Titan’s ability to offer a broad range of specialized wheels, tires and assemblies has resulted in the Company’s strong position in the domestic off-highway market.  Through a diverse dealer network, the Company is able to reach an increasing number of customers in the aftermarket and build Titan’s image and brand recognition.  The Company’s acquisition of the Goodyear Farm Tire brand in North America and Latin America contributes to overall visibility and customer confidence.  Years of product design and engineering experience have enabled Titan to improve existing products and develop new ones that have been well received in the marketplace.  In addition, Titan believes it has benefited from significant barriers to entry, such as the substantial investment necessary to replicate the Company’s manufacturing equipment and numerous tools, dies and molds, many of which are used in custom processes.

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
The Company’s 2006 acquisition of the OTR tire assets of Continental Tire North America, Inc. in Bryan, Ohio, expanded Titan’s product offering into larger earthmoving, construction and mining tires.  The Company subsequently expanded the Bryan facility production capacity to include giant mining tires.  The mining tire market currently offers attractive opportunities and the Company is expanding capacity to help meet the growing demand for these giant tires.  The “Big Daddy” giant tire is approximately 13 feet tall and weighs in at approximately 12,500 pounds.

•	Increase Aftermarket Tire Business
The Company has concentrated on increasing its presence in the tire aftermarket, which historically has tended to be somewhat less cyclical than the OEM market.  The aftermarket also offers the potential for higher profit margins and is larger in most cases.

•	Improve Operating Efficiencies
The Company continually works to improve the operating efficiency of its assets and manufacturing facilities.  Titan integrates each facility’s strengths, which may include transferring equipment and business to the facilities that are best equipped to handle the work.  This provides capacity to increase utilization and spread operating costs over a greater volume of products.  Titan is also continuing a comprehensive program to refurbish, modernize and enhance the computer technology of its manufacturing equipment.

•	Enhance Design Capacity and New Product Development
Equipment manufacturers constantly face changing industry dynamics.  Titan directs its business and marketing strategy to understand and address the needs of its customers and demonstrate the advantages of its products.  In particular, the Company often collaborates with customers in the design of new and enhanced products.  Titan recommends modified products to its customers based on its own market information.  These value-added services enhance Titan’s relationships with its customers.  The Company tests new designs and technologies and develops methods of manufacturing to improve product quality and performance.  Titan’s engineers have introduced designs for giant mining wheels and tires, which employ an innovative steel radial construction technology, new to the OTR tire industry, to enhance performance and durability.

•	Explore Additional Strategic Acquisitions
The Company’s expertise in the manufacture of off-highway wheels and tires has permitted it to take advantage of opportunities to acquire businesses that complement this product line, including companies engaged in the tire market and companies that have wheel and tire assembly capabilities.  In the future, Titan may make additional strategic acquisitions of businesses that have an off-highway focus. The Company is currently exploring worldwide opportunities to expand manufacturing and distribution into new geographies.

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

CONSUMER MARKET
Titan manufactures bias truck tires in Latin America, provides wheels and tires and assembles brakes, actuators and components for the domestic boat, recreational and utility trailer markets.  Titan also offers select products for ATVs, turf, and golf car applications.  Likewise, Titan produces a variety of tires for the consumer market.

MARKET SALES

	Year ended December 31,
(Amounts in thousands)	2011		2010		2009
	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales
Agricultural	$960,693	64%	$675,178	76%	$563,528	77%
Earthmoving/construction	306,821	21%	191,042	22%	144,589	20%
Consumer	219,484	15%	15,371	2%	19,482	3%
	$1,486,998		$881,591		$727,599

MARKET CONDITIONS OUTLOOK
In 2011, Titan experienced significantly higher sales than 2010. The higher sales were primarily the result of increased demand and price increases in all of the Company's segments, as well as additional sales resulting for the acquisition of Goodyear's Latin American farm tire business and accompanying supply agreements. For 2012, the Company expects sales to continue at strong levels.

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
The Company is ISO certified at all six main manufacturing facilities located in Bryan, Ohio; Des Moines, Iowa; Freeport, Illinois; Quincy, Illinois; Saltville, Virginia; and Sao Paulo, Brazil.  The ISO series is a set of related and internationally recognized standards of management and quality assurance.  The standards specify guidelines for establishing, documenting and maintaining a system to ensure quality.  The ISO certifications are a testament to Titan’s dedication to providing quality products for its customers.

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

CAPITAL EXPENDITURES
Capital expenditures for 2011, 2010 and 2009 were $35.7 million, $28.9 million and $39.5 million, respectively.  The capital expenditures in each year were used primarily for updating manufacturing equipment, expanding manufacturing capacity and for further automation at the Company’s facilities.  Capital expenditures for 2012 are forecasted to be approximately $50 million.  These capital expenditures are anticipated to be used to expand capacity and enhance the Company’s existing facilities and manufacturing capabilities.

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

MARKETING AND DISTRIBUTION
The Company employs an internal sales force and utilizes several manufacturing representative firms for sales in North America and Latin America.  Sales representatives are primarily organized within geographic regions.

Titan distributes wheels and tires directly to OEMs. The distribution of aftermarket tires occurs primarily through a network of independent and OEM-affiliated dealers.  The Company distributes wheel and tire assemblies directly to OEMs and aftermarket customers through its distribution network consisting of facilities in the United States and Latin America.

SEASONALITY
Agricultural equipment sales are seasonal by nature.  Farmers generally order equipment to be delivered before the growing season.  Shipments to OEMs in the U.S. usually peak during the Company’s first and second quarters for the spring planting period.  Earthmoving/construction and consumer markets also historically tend to experience higher demand in the first and second quarters.  These markets are affected by mining, building and economic conditions.

RESEARCH, DEVELOPMENT AND ENGINEERING
The Company’s research, development and engineering staff tests original designs and technologies and develops new manufacturing methods to improve product performance.  These services enhance the Company’s relationships with its customers. Titan’s engineers have introduced designs for giant OTR tires.  These giant tires employ an innovative steel radial construction technology, new to the OTR tire industry, to enhance performance and durability.  Research and development (R&D) expenses are expensed as incurred.  R&D costs were $4.2 million, $6.3 million and $8.9 million for the years of 2011, 2010 and 2009, respectively.

CUSTOMERS
Titan’s 10 largest customers accounted for approximately 55% of net sales for the year ended December 31, 2011, compared to approximately 58% for the year ended December 31, 2010.  Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction and consumer markets combined represented approximately 18% and 26% of the Company’s consolidated revenues for the years ended December 31, 2011 and 2010, respectively.  Net sales to CNH Global N.V. in Titan’s three markets represented approximately 11% and 15% of the Company’s consolidated revenues for the years ended December 31, 2011 and 2010, respectively.  No other customer accounted for more than 10% of the Company’s net sales in 2011 or 2010.  Management believes the Company is not totally dependent on any single customer; however, certain products are dependent on a few customers.  While the loss of any substantial customer could impact Titan’s business, the Company believes that its diverse product mix and customer base may minimize a longer-term impact caused by any such loss.

ORDER BACKLOG
As of January 31, 2012, Titan estimates $542 million in firm orders compared to $227 million at January 31, 2011, for the Company’s operations.  Orders are considered firm if the customer would be obligated to accept the product if manufactured and delivered pursuant to the terms of such orders.  The Company believes that the majority of the current order backlog will be filled during the present year.

INTERNATIONAL OPERATIONS
In April of 2011, the Company closed on the acquisition of The Goodyear Tire & Rubber Company's Latin American farm tire business. Subsequent to this transaction, the Company is operating a manufacturing facility in Sao Paulo, Brazil. The Latin American operations recorded approximately 19% of the Company's 2011 sales. The Company also maintains an investment in Titan Europe Plc, which is recorded as an available-for-sale security and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of comprehensive income in stockholders’ equity.  The Company’s stock ownership interest in Titan Europe Plc was 21.8% at December 31, 2011 and 22.9% at December 31, 2010.  The fair value of the Company’s investment in Titan Europe Plc was $29.0 million and $22.7 million at December 31, 2010 and 2009, respectively.  Titan Europe Plc is publicly traded on the AIM market in London, England.

EMPLOYEES
At December 31, 2011, the Company employed approximately 3,600 people in the United States and Latin America. Approximately 34% of the Company’s employees were covered by a collective bargaining agreement.  This 34% is comprised of employees at the Des Moines, Iowa facility, with a collective bargaining agreement that expires in November 2012, and the Brazil facility, with a collective bargaining agreement that expires in May 2012.  The labor agreements for the Company’s Bryan, Ohio and Freeport, Illinois, facilities expired in November 2010, for the employees covered by their respective collective bargaining agreements, which account for approximately 26% of the Company’s employees.  As of December 31, 2011, the employees of these two facilities were working without a contract under the terms of the Company’s latest offer.

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

EXPORT SALES
The Company had total aggregate export sales of approximately $164.4 million, $80.2 million and $82.7 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

COMPETITION
The Company competes with several domestic and international companies, some of which are larger and have greater financial and marketing resources than Titan.  The Company believes it is a primary source of steel wheels and rims to the majority of its North American customers.  Major competitors in the off-highway wheel market include Carlisle Companies Incorporated, GKN Wheels, Ltd., Topy Industries, Ltd. and certain other foreign competitors.  Significant competitors in the off-highway tire market include Bridgestone/Firestone, Carlisle Companies Incorporated, Michelin, Pirelli and certain other foreign competitors.

The Company competes primarily on the basis of price, quality, customer service, design capability and delivery time.  The Company’s ability to compete with international competitors may be adversely affected by currency fluctuations.  Titan owns the molds and dies used to produce its wheels and tires. However, certain of the Company’s OEM customers could, under individual circumstances, elect to manufacture the Company’s products to meet their requirements or to otherwise compete with the Company.  There can be no assurance that the Company will not be adversely affected by increased competition in the markets in which it operates, or that competitors will not develop products that are more effective, less expensive or otherwise render certain of Titan’s products less competitive.  From time to time, certain of the Company’s competitors have reduced their prices in particular product categories, which has prompted Titan to reduce prices as well.  There can be no assurance that competitors of the Company will not further reduce prices in the future or that any such reductions would not have a material adverse effect on the Company.

PURCHASE OF GOODYEAR'S LATIN AMERICAN FARM TIRE BUSINESS
On April 1, 2011, Titan closed on the acquisition of The Goodyear Tire & Rubber Company's Latin American farm tire business for approximately $98.6 million U.S. dollars, subject to post-closing conditions and adjustments. The transaction includes Goodyear's Sao Paulo, Brazil manufacturing plant, property, equipment; inventories; a licensing agreement that allows Titan to sell Goodyear-brand farm tires in Latin America for seven years; and extends the North American licensing agreement for seven years.

NEW YORK STOCK EXCHANGE CERTIFICATION
The Company submitted to the New York Stock Exchange during fiscal 2011 the Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

•	The Company’s revolving credit facility and debt obligations contain covenants.
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
The Company's sales are substantially dependent on three major industries: agricultural equipment, earthmoving/construction equipment and consumer products.  The business activity levels in these industries are subject to specific industry and general economic cycles.  Any downturn in these industries or the general economy could have an adverse material effect on Titan’s business.

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
The Company’s ten largest customers, which are primarily original equipment manufacturers (OEMs), accounted for approximately 55% of Titan’s net sales for 2011.  Net sales to Deere & Company and CNH Global N.V.  represented 18% and 11% , respectively, of total 2011 net sales.  No other customer accounted for more than 10% of net sales in 2011.  As a result, Titan’s business could be adversely affected if one of its larger customers reduces its purchases from Titan due to work stoppages or slow-downs, financial difficulties, as a result of termination provisions, competitive pricing or other reasons.  There is also continuing pressure from the OEMs to reduce costs, including the cost of products and services purchased from outside suppliers such as Titan.  The Company has had long-term relationships with major customers and expects to continue these relationships.  There can be no assurance that Titan will be able to maintain such ongoing relationships.  Any failure to maintain the Company’s relationship with a leading customer could have an adverse effect on results of operations.

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
At December 31, 2011, approximately 34% of Titan employees were covered by a collective bargaining agreement.  This 34% is comprised of employees at the Des Moines, Iowa facility, with collective bargaining agreement that expires in November 2012, and the Brazil facility, with a collective bargaining agreement that expires in May 2012.  Upon the expiration of any of the collective bargaining agreements, however, Titan may be unable to negotiate new collective bargaining agreements on terms that are cost effective to the Company.  The business operations may be affected as a result of labor disputes or difficulties and delays in the process of renegotiating collective bargaining agreements.

The labor agreements for the Company’s Bryan, Ohio and Freeport, Illinois, facilities expired in November 2010, for the employees covered by their respective collective bargaining agreements, which account for approximately 26% of Titan employees.  As of December 31, 2011, the employees of these two facilities were working without a contract under the terms of the Company’s latest offer.  The respective unions have retained their rights to challenge the Company’s actions.

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
The Company had total aggregate export sales of approximately $164.4 million, $80.2 million and $82.7 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

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

•	The Company has incurred, and may incur in the future, net losses.
The Company reported net loss of $(5.9) million for the year ended December 31, 2010 and $(24.6) million for the year ended December 31, 2009.

•	The Company may be adversely affected by a disruption in, or failure of, information technology systems.
The Company relies upon information technology systems, some of which are managed by third parties, to process, transmit and store electronic information. Technology systems are used in a variety of business processes and activities, including purchasing, manufacturing, distribution, invoicing and financial reporting. The Company utilizes security measures and business continuity plans to prevent, detect and remediate damage from computer viruses, natural disasters, unauthorized access, utility failures and other similar disruptions. Despite these measures, a security breach or information technology system failure may disrupt and adversely affect the Company's operations.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The Company’s properties are detailed by the location, size and focus of each facility as provided in the table below:

	Approximate square footage
Location	Owned	Leased	Use	Segment
Union City, Tennessee	2,149,000		See note (a)	See note (a)
Des Moines, Iowa	2,047,000		Manufacturing, distribution	All segments
Quincy, Illinois	1,322,000		Manufacturing, distribution	All segments
Sao Paulo, Brazil	1,282,000		Manufacturing, distribution	Agricultural, Consumer
Freeport, Illinois	1,202,000		Manufacturing, distribution	All segments
Brownsville, Texas	993,000		Storage	See note (b)
Bryan, Ohio	714,000		Manufacturing, distribution	All segments
Greenwood, S. Carolina	110,000		Storage	See note (b)
Danville, Illinois	80,000		Manufacturing	Consumer
Dublin, Georgia	20,000		Distribution	All segments
Saltville, Virginia	14,000	245,000	Manufacturing, distribution	Earthmoving/Construction
Natchez, Mississippi		1,203,000	Storage	See note (b)
Pendergrass, Georgia		120,000	Distribution	All segments
Los Angeles, California		9,000	Manufacturing	Consumer
Elko, Nevada		4,000	Distribution	Earthmoving/Construction

(a)	The Union City facility was purchased in November of 2011. The Company is in the process of determining the use for this facility.

(b)
The Brownsville, Greenwood and Natchez facilities are currently being used for storage.  The Company’s facilities in Brownsville, Texas; Greenwood, South Carolina, and Natchez, Mississippi, are not in operation. Approximately 293,000 square feet of the Brownsville facility is being leased to a third party.

The Company considers each of its facilities to be in good condition and adequate for present use.  Management believes that the Company has sufficient capacity to meet current market demand with the active facilities.  The Company has no current plans to restart manufacturing at the storage facilities described in note (b) above.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	– MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol TWI.  On February 15, 2012, there were approximately 500 holders of record of Titan common stock and an estimated 15,100 beneficial stockholders.  The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE, as well as information concerning per share dividends declared for the periods indicated.

2011	High	Low	Dividends Declared
First quarter	$26.65	$17.92	$0.005
Second quarter	31.42	20.74	0.005
Third quarter	27.92	15.37	0.005
Fourth quarter	23.34	13.00	0.005
2010
First quarter	$9.84	$7.15	$0.005
Second quarter	13.10	8.81	0.005
Third quarter	14.27	9.37	0.005
Fourth quarter	19.86	12.85	0.005

PERFORMANCE COMPARISON GRAPH

The performance graph compares cumulative total return for the Company’s common stockholders over the past five years against the cumulative total return of the Standard & Poor’s 600 Construction and Farm Machinery and Heavy Trucks Index, and against the Standard & Poor’s 500 Stock Index.  The graph depicts the value on December 31, 2011, of a $100 investment made on December 31, 2006, in Company common stock and each of the other two indices, with all dividends reinvested.  Titan’s common stock is traded on the NYSE under the symbol TWI.

	Fiscal Year Ended December 31,
	2006	2007	2008	2009	2010	2011
Titan International, Inc.	$100.00	$155.24	$51.27	$50.55	$121.99	$121.61
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76
S&P 600 Construction. & Farm Machinery & Heavy Trucks Index	100.00	126.02	79.40	86.09	124.11	117.22

ITEM 6 – SELECTED FINANCIAL DATA

The selected financial data presented below, as of and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, are derived from the Company’s consolidated financial statements, as audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and should be read in conjunction with the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and notes thereto.

(All amounts in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Net sales	$1,486,998	$881,591	$727,599	$1,036,700	$837,021
Gross profit	232,108	104,090	55,965	139,714	84,131
Noncash goodwill impairment charge	—	—	11,702	—	—
Income (loss) from operations	132,173	30,945	(18,894)	73,321	24,838
Noncash Titan Europe Plc charge	—	—	—	(37,698)	—
Noncash debt conversion charge	—	—	—	—	(13,376)
Income (loss) before income taxes	95,895	(9,190)	(32,002)	23,010	(3,884)
Net income (loss)	58,136	(5,926)	(24,645)	13,337	(7,247)
Net income (loss) per share – basic *	1.40	(.17)	(.71)	.39	(.23)
Net income (loss) per share – diluted *	1.18	(.17)	(.71)	.38	(.23)
Dividends declared per common share *	0.02	0.02	0.02	0.018	0.016

*	Adjusted to reflect the five-for-four stock split that took place in 2008.

(All amounts in thousands)	As of December 31,
	2011	2010	2009	2008	2007
Working capital	$388,827	$388,997	$375,144	$232,564	$239,985
Current assets	564,593	481,350	445,216	369,199	327,765
Total assets	1,010,286	780,880	736,463	654,782	590,495
Long-term debt (a)	317,881	373,564	366,300	200,000	200,000
Stockholders’ equity	396,879	272,031	261,953	279,188	272,522

(a)	Excludes amounts due within one year and classified as a current liability.

ITEM 7	– MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Actual results could differ materially from these forward-looking statements as a result of certain factors, including:

•	The effect of a recession on the Company and its customers and suppliers

•	Changes in the Company’s end-user markets as a result of world economic or regulatory influences

•	Changes in the marketplace, including new products and pricing changes by the Company’s competitors

•	Ability to maintain satisfactory labor relations

•	Unfavorable outcomes of legal proceedings

•	Availability and price of raw materials

•	Levels of operating efficiencies

•	Unfavorable product liability and warranty claims

•	Actions of domestic and foreign governments

•	Results of investments

•	Fluctuations in currency translations

•	Climate change and related laws and regulations

•	Risks associated with environmental laws and regulations
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

The following table provides highlights for the year ended December 31, 2011, compared to 2010 (amounts in thousands):

	2011	2010
Net sales	$1,486,998	$881,591
Income from operations	132,173	30,945
Net income (loss)	58,136	(5,926)

The Company recorded sales of $1,487.0 million for 2011, which were approximately 69% higher than the 2010 sales of $881.6 million.  The higher sales levels were primarily the result of increased demand and pricing/mix improvements which resulted largely from increased raw material prices that were passed on to customers. In addition, sales increased as the result of the April 2011 acquisition of the Goodyear Latin American farm tire business including the Sao Paulo, Brazil manufacturing facility which recorded sales of $276.5 million for the year ended December 31, 2011.

The Company’s income from operations was $132.2 million for 2011 compared to $30.9 million for 2010.  Titan’s net income was $58.1 million for 2011 compared to net loss of $(5.9) million in 2010.  Diluted income per share was $1.18 in 2011, compared to diluted loss per share of $(0.17) in 2010.  The operating gains were primarily related to increased sales levels as well as gains from improved plant utilization resulting from the higher sales levels.

PURCHASE OF GOODYEAR'S LATIN AMERICAN FARM TIRE BUSINESS
On April 1, 2011, Titan closed on the acquisition of The Goodyear Tire & Rubber Company's Latin American farm tire business for approximately $98.6 million U.S. dollars, subject to post-closing conditions and adjustments. The transaction includes Goodyear's Sao Paulo, Brazil manufacturing plant, property, equipment; inventories; a licensing agreement that allows Titan to sell Goodyear-brand farm tires in Latin America for seven years; and extends the North American licensing agreement for seven years.

CONVERTIBLE SENIOR SUBORDINATED NOTES CONVERSION
In the first quarter of 2011, the Company closed an Exchange Agreement with a note holder of the convertible notes, pursuant to which such holder exchanged approximately $59.6 million in aggregate principal amount of the convertible notes for approximately 6.6 million shares of the Company's common stock, plus a payment for the accrued and unpaid interest. In connection with the exchange, the Company recognized a noncash charge of $16.1 million in accordance with ASC 470-20 Debt - Debt with Conversion and Other Options.

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

	As a Percentage of Net Sales Year ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	84.4	88.2	92.3
Gross profit	15.6	11.8	7.7
Selling, general and administrative expenses	5.8	6.5	6.4
Research and development	0.3	0.7	1.2
Royalty expense	0.7	1.1	1.1
Noncash goodwill impairment charge	—	—	1.6
Income (loss) from operations	8.8	3.5	(2.6)
Interest expense	(1.7)	(3.0)	(2.2)
Noncash convertible debt conversion charge	(1.1)	—	—
Gain (loss) on note repurchase	—	(1.7)	0.2
Other income, net	0.3	0.1	0.2
Income (loss) before income taxes	6.3	(1.1)	(4.4)
Income tax provision (benefit)	2.5	(0.4)	(1.0)
Net income (loss)	3.8%	(0.7)%	(3.4)%

In addition, the following table sets forth components of the Company’s net sales classified by segment for the years ended December 31, (amounts in thousands):

	2011	2010	2009
Agricultural	$960,693	$675,178	$563,528
Earthmoving/Construction	306,821	191,042	144,589
Consumer	219,484	15,371	19,482
Total	$1,486,998	$881,591	$727,599

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

Impairment of Goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. The carrying value of the Company's goodwill was $19.8 million at December 31, 2011 and zero at December 31, 2010. The Company has elected to early adopt Accounting Standards Update (ASU) 2011-08 and first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Based on a qualitative assessment at December 31, 2011, the Company determined the two-step goodwill impairment test was not required. Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment.

When the two-step goodwill impairment test is performed, the Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the reporting unit to which the goodwill relates and using an earnings before interest, taxes, depreciation, and amortization (EBITDA) multiple approach.  In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends and economic conditions.  When the Company’s estimated fair value of the reporting unit is less than the carrying value, a second step of the impairment analysis is performed.  In this second step, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.

Inventories
Inventories are valued at the lower of cost or market.  At December 31, 2011, approximately 30% of the Company's inventories were valued under the last-in, first out (LIFO) method. The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method.  The remaining inventories were valued under the first-in, first out (FIFO) method or average cost method. Market value is estimated based on current selling prices.  Estimated provisions are established for slow-moving and obsolete inventory.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  Titan expects to contribute approximately $7 million to these frozen defined pension plans in 2012.  For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 23 to the Company’s financial statements.

The effect of hypothetical changes to selected assumptions on the Company’s frozen pension benefit obligations would be as follows (amounts in thousands):

		December 31, 2011		2012
Assumptions	Percentage Change	Increase (Decrease) PBO (a)	Increase (Decrease) Equity	Increase (Decrease) Expense
Pension
Discount rate	+/-5	$(5,334)/$5,802	$5,334/$(5,802)	$(338)/$356
Expected return on assets	+/-5			$(334)/$334

(a)	Projected benefit obligation (PBO) for pension plans.

Product Warranties
The Company provides limited warranties on workmanship on its products in all market segments. The majority of the Company's products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. Actual warranty experience may differ from historical experience. The Company's warranty accrual was $17.7 million at December 31, 2011, and $12.5 million at December 31, 2010.

FISCAL YEAR ENDED DECEMBER 31, 2011, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2010

RESULTS OF OPERATIONS

Highlights for the year ended December 31, 2011, compared to 2010 (amounts in thousands):

	2011	2010	% Increase
Net sales	$1,486,998	$881,591	69%
Cost of sales	1,254,890	777,501	61%
Gross profit	232,108	104,090	123%
Gross profit percentage	15.6%	11.8%

Net Sales
Net sales for the year ended December 31, 2011, were $1,487.0 million compared to $881.6 million for the year ended December 31, 2010.  The higher sales levels were primarily the result of increased demand and pricing/mix improvements which resulted largely from increased raw material prices that were passed on to customers. In addition, sales increased as the result of the April acquisition of the Goodyear Latin American farm tire business including the Sao Paulo, Brazil manufacturing facility which recorded sales of $276.5 million for the year ended December 31, 2011.

Cost of Sales and Gross Profit
Cost of sales was $1,254.9 million for the year ended December 31, 2011, as compared to $777.5 million in 2010.  The higher cost of sales resulted from the significant increase in the sales levels and increased raw material prices. The cost of sales increased 61%, compared to a 69% increase in net sales.

Gross profit for the year 2011 was $232.1 million, or 15.6% of net sales, compared to $104.1 million, or 11.8% of net sales for 2010.  The Sao Paulo, Brazil manufacturing facility provided gross profit of $21.7 million for the year ended December 31, 2011. The remaining increase in the Company's gross profit was primarily related to increased sales levels as well as gains from improved plant utilization resulting from the higher sales levels.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):

	2011	2010	% Increase
Selling, general and administrative	$85,917	$57,565	49%
Percentage of net sales	5.8%	6.5%

Selling, general and administrative (SG&A) expenses were $85.9 million, or 5.8% of net sales, for the year ended December 31, 2011, as compared to $57.6 million, or 6.5% of net sales, for 2010.  The higher SG&A expenses were primarily the result of higher selling and marketing expenses related to the increased sales levels, higher legal fees, an increase in incentive compensation, travel, and a write off of a receivable related to an equipment sale. Selling and marketing expenses were approximately $7 million higher, primarily due to increased sales levels. Legal related cost and fees were approximately $3 million higher. Incentive compensation, travel, and a write-off of receivables from equipment sales each increased approximately $2 million. Approximately $11 million of SG&A expenses of recently acquired facilities also contributed to the increase.

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):

	2011	2010	% Decrease
Research and development	$4,228	$6,317	(33)%
Percentage of net sales	0.3%	0.7%

Research and development (R&D) expenses were $4.2 million, or 0.3% of net sales, for the year ended December 31, 2011, as compared to $6.3 million, or 0.7% of net sales, for 2010.  The Company R&D costs related to the Giant OTR products were less in 2011 than 2010.

Royalty Expense
Royalty expense was as follows (amounts in thousands):

	2011	2010	% Increase
Royalty expense	$9,790	$9,263	6%

The Company has a trademark license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America and Latin America under the Goodyear name.  Royalty expenses were $9.8 million for the year ended December 31, 2011, as compared to $9.3 million in 2010.  The North American and Latin American royalties were prepaid through March 2018 as a part of the Goodyear Latin American farm tire acquisition.

Income from Operations
Income from operations was as follows (amounts in thousands):

	2011	2010	% Increase
Income from operations	$132,173	$30,945	327%
Percentage of net sales	8.8%	3.5%

Income from operations for the year ended December 31, 2011, was $132.2 million, or 8.8% of net sales, compared to $30.9 million, or 3.5% of net sales, in 2010.  This increase was the net result of the items previously discussed above.

Interest Expense
Interest expense was as follows (amounts in thousands):

	2011	2010	% Decrease
Interest expense	$25,259	$26,667	(5)%

Interest expense for the year 2011 was $25.3 million compared to $26.7 million in 2010.  The Company’s interest expense for 2011 decreased from the previous year primarily as a result of the repurchase of 8% senior unsecured notes in 2010 and the exchange agreement for 5.625% convertible senior subordinated notes in the first quarter of 2011, offset by the interest recorded for the 7.875% senior secured notes issued in the fourth quarter of 2010. Interest expense from Titan Brazil also offset the decreased interest expense for 2011.

Noncash Convertible Debt Conversion Charge
Noncash convertible debt conversion charge was as follows (amounts in thousands):

	2011	2010	% Increase
Noncash convertible debt conversion charge	$16,135	$—	n/a

In the first quarter of 2011, the Company closed an exchange agreement converting approximately $59.6 million of the 5.625% convertible senior subordinated notes into approximately 6.6 million shares of the Company's common stock. In connection with the exchange, the Company recognized a noncash charge of $16.1 million in accordance with ASC 470-20 Debt - Debt with Conversion and Other Options.

Loss on Senior Note Repurchase
Loss on senior note repurchase was as follows (amounts in thousands):

	2011	2010	% Decrease
Loss on senior note repurchase	$—	$14,573	(100)%

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

Other Income
Other income was as follows (amounts in thousands):

	2011	2010	% Increase
Other income	$5,116	$1,105	363%

Other income was $5.1 million for the year ended December 31, 2011, as compared to $1.1 million in 2010.  The major items included in 2011 were:  (i) discount amortization on prepaid royalty of $3.1 million; (ii) investment gain on marketable securities of $1.6 million; and (iii) gain on purchase transaction of $0.3 million.

The major items included in 2010 were:  (i) investment gain on contractual obligations of $0.8 million; (ii) interest income of $0.4 million; and (iii) other expense of $(0.1) million.

Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes was as follows (amounts in thousands):

	2011	2010	% Increase
Provision (benefit) for income taxes	$37,759	$(3,264)	n/a

The Company recorded provision for income taxes of $37.8 million in 2011 and benefit from income taxes of $(3.3) million in 2010.   The Company's effective tax rate was 39% in 2011 and 36% in 2010. The Company's 2011 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $16.1 million noncash charge taken in connection with the exchange agreement on the Company's convertible debt. This noncash charge is not fully deductible for income tax purposes. The Company's 2010 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to the pre-tax income primarily as the result of state taxes.

Net Income (Loss)
Net income (loss) was as follows (amounts in thousands):

	2011	2010	% Increase
Net income (loss)	$58,136	$(5,926)	n/a

Net income for the year ended December 31, 2011, was $58.1 million, compared to net loss of $(5.9) million in 2010. Basic earnings per share was $1.40 for the year ended December 31, 2011 as compared to loss per share of $(.17) in 2010. Diluted earnings per share was $1.18 for the year ended December 31, 2011 as compared to loss per share of $(.17) in 2010. The Company's net income and earnings per share were higher due to the items previously discussed.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	2011	2010	% Increase
Net sales	$960,693	$675,178	42%
Gross profit	177,055	108,102	64%
Income from operations	158,295	91,953	72%

Net sales in the agricultural market were $960.7 million for the year ended December 31, 2011, as compared to $675.2 million in 2010. The increase in net sales was the result of increasing demand and pricing/mix improvements which were primarily the result of increased raw material prices that were passed to customers, and manufacturing capacity resulting from the acquisition of the Goodyear Latin American farm tire business including the Sao Paulo, Brazil manufacturing facility. Agricultural market sales from this facility were $89.7 million for the year ended December 31, 2011.

Gross profit in the agricultural market was $177.1 million for the year 2011, as compared to $108.1 million in 2010.  Income from operations in the agricultural market was $158.3 million for the year 2011, as compared to $92.0 million in 2010.  The Company's gross profit and income from operations benefited from improved plant utilization resulting from the higher sales levels.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):

	2011	2010	% Increase
Net sales	$306,821	$191,042	61%
Gross profit (loss)	39,328	(3,400)	n/a
Income (loss) from operations	32,781	(11,296)	n/a

The Company's earthmoving/construction market net sales were $306.8 million for the year ended December 31, 2011, as compared to $191.0 million in 2010. The increase in net sales was the result of increasing demand and pricing/mix improvements which were primarily the result of increased raw material prices that were passed to customers and price increases resulting from additional demand. The Company continues to see increasing demand in the earthmoving/construction segment.

Gross profit in the earthmoving/construction market was $39.3 million for the year 2011, as compared to gross loss of $(3.4) million in 2010. The Company's earthmoving/construction market income from operations was $32.8 million for the year 2011, as compared to a loss of $(11.3) million in 2010. The Company's gross profit and income from operations benefited from improved plant utilization resulting from the higher sales levels.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	2011	2010	% Increase
Net sales	$219,484	$15,371	1,328%
Gross profit	18,900	2,867	559%
Income from operations	11,104	2,542	337%

Consumer market net sales were $219.5 million for the year ended December 31, 2011, as compared to $15.4 million in 2010.  The increase in net sales was primarily the result of the Goodyear Latin American farm tire acquisition agreement, which included supply agreements for certain product sales, which are included in the consumer segment. Sales under these agreements were $186.8 million for the year ended December 31, 2011.

Gross profit from the consumer market was $18.9 million in 2011 as compared to $2.9 million in 2010.  Consumer market income from operations was $11.1 million for the year 2011, as compared to $2.5 million in 2010.  The Company's increase in gross profit and income from operations primarily resulted from the supply agreements.

Segment Summary
(Amounts in thousands)

2011	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$960,693	$306,821	$219,484	$—	$1,486,998
Gross profit (loss)	177,055	39,328	18,900	(3,175)	232,108
Income (loss) from operations	158,295	32,781	11,104	(70,007)	132,173
2010
Net sales	$675,178	191,042	$15,371	$—	$881,591
Gross profit (loss)	108,102	(3,400)	2,867	(3,479)	104,090
Income (loss) from operations	91,953	(11,296)	2,542	(52,254)	30,945

Corporate Expenses
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $70.0 million for the year ended December 31, 2011, as compared to $52.3 million in 2010.

Corporate expenses for the year ended December 31, 2011, were composed of selling and marketing expenses of approximately $28 million and administrative expenses of approximately $42 million.

Corporate expenses for the year ended December 31, 2010, were composed of selling and marketing expenses of approximately $20 million and administrative expenses of approximately $32 million.

Selling & marketing expenses were approximately $8 million higher in 2011 primarily as the result of higher sales levels.  Corporate administrative expenses were approximately $10 million higher in 2011, when compared to 2010.  Corporate administrative expenses were higher primarily as the result of (i) legal related cost and fees which were approximately $3 million higher, (ii) incentive compensation which was approximately $2 million higher, (iii) travel which was approximately $2 million higher, and (iv) write-off of a receivable from an equipment sale of approximately $2 million in 2011.

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

Noncash Goodwill Impairment Charge
Noncash goodwill impairment charge was as follows (amounts in thousands):

	2010	2009	% Decrease
Noncash goodwill charge	$—	$11,702	(100)%

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

Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes was as follows (amounts in thousands):

	2010	2009	% Decrease
Provision (benefit) for income taxes	$(3,264)	$(7,357)	(56)%

The Company recorded benefit for income taxes of $(3.3) million in 2010 and $(7.4) million in 2009.   The Company's effective tax rate was 36% in 2010 and 23% in 2009. The Company's 2010 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to the pre-tax income primarily as the result of state taxes. The Company's 2009 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $11.7 million noncash goodwill impairment charge. This noncash goodwill charge is not deductible for income tax purposes.

Net Loss
Net loss was as follows (amounts in thousands):

	2010	2009	% Decrease
Net income (loss)	$(5,926)	$(24,645)	(76)%

Net loss for the year ended December 31, 2010, was $(5.9) million, compared to $(24.6) million in 2009. Basic and diluted loss per share was $(.17) for the year ended December 31, 2010, as compared to $(.71) in 2009. The Company's net loss and loss per share were lower due to the items previously discussed.

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

The Company's earthmoving/construction market net sales were $191.0 million for the year ended December 31, 2010, as compared to $144.6 million in 2009. The sales in the earthmoving/construction segment have improved, yet remain at low levels, down over 30 percent when compared to 2008 or 2007. A primary reason for the low sales levels in this segment was the continued weakness in the construction areas related to the commercial, residential and infrastructure industries.

Gross loss in the earthmoving/construction market was $(3.4) million for the year 2010, as compared to gross profit of $3.6 million in 2009. The Company's earthmoving/construction market loss from operations was $(11.3) million for the year 2010, as compared to $(8.0) million in 2009. The lower gross profit in 2010 when compared to 2009 was primarily the result of a write-down in inventory value of approximately $15 million for certain large earthmoving/construction tires partially offset by substantially higher plant utilization rates.

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

Segment Summary
(Amounts in thousands)

2010	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$675,178	$191,042	$15,371	$—	$881,591
Gross profit (loss)	108,102	(3,400)	2,867	(3,479)	104,090
Income (loss) from operations	91,953	(11,296)	2,542	(52,254)	30,945
2009
Net sales	$563,528	$144,589	$19,482	$—	$727,599
Gross profit (loss)	51,955	3,595	1,604	(1,189)	55,965
Income (loss) from operations	26,980	(7,999)	(206)	(37,669)	(18,894)

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of December 31, 2011, the Company had $129.2 million of cash within various bank accounts.  The cash balance decreased by $(110.3) million from December 31, 2010, due to the following items.

(amounts in thousands)	Year ended December 31,
	2011	2010	Change
Cash	$129,170	$239,500	$(110,330)

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Year ended December 31,
	2011	2010	Change
Net income (loss)	$58,136	$(5,926)	$64,062
Depreciation and amortization	44,908	37,567	7,341
Noncash convertible debt conversion charge	16,135	—	16,135
Deferred income tax provision	(449)	(2,080)	1,631
Loss on note repurchase	—	14,573	(14,573)
Accounts receivable	(105,619)	(21,491)	(84,128)
Inventories	(55,607)	(8,007)	(47,600)
Accounts payable	44,991	11,035	33,956
Other current liabilities	9,192	11,426	(2,234)
Other operating activities	(7,261)	13,614	(20,875)
Cash provided by operating activities	$4,426	$50,711	$(46,285)

For the year ended December 31, 2011, operating activities provided cash of $4.4 million, that was $46.3 million less than the prior year, primarily due to changes in operational working capital. The major source of funds was net income of $58.1 million, adjusted for noncash provision of depreciation and amortization of $44.9 million, and the noncash convertible debt conversion charge of $16.1 million, all of which increased from the prior year. The changes in operational working capital decreased cash flows by $109.3 million in 2011 compared to an increase of $1.6 million in 2010, primarily due to the acquisition of The Goodyear Tire & Rubber Company's Latin American farm tire business that did not include accounts receivable, and an increase in inventory due to sales growth in the business and increased raw material costs. For additional details, see the Consolidated Statement of Cash Flows on page F-6.

In comparison, for the year ended December 31, 2010, operating activities provided cash of $50.7 million which included a net loss of $(5.9) million, an increase in accounts payable of $11.0 million, an increase in other current liabilities of $11.4 million and cash flows from other operating activities of $13.6 million. Net loss included noncash charges of $37.6 million for depreciation and amortization and a $14.6 million loss on note repurchase. Positive cash flows were offset by increases in accounts receivable and inventory of $21.5 million and $8.0 million, respectively.

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

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Year ended December 31,
	2011	2010	Change
Acquisitions	$(99,118)	$—	$(99,118)
Purchases of marketable securities	(30,000)	—	(30,000)
Sales of marketable securities	31,586	—	31,586
Capital expenditures	(35,744)	(28,854)	(6,890)
Other investing activities	2,473	106	2,367
Cash used for investing activities	$(130,803)	$(28,748)	$(102,055)

Net cash used for investing activities was $130.8 million in 2011, as compared to $28.7 million in 2010 and $40.9 million in 2009. The Company invested a total of  $99.1 million in acquisitions, and $30.0 million in marketable securities in 2011. This was partially offset by sales of marketable securities of $31.6 million. The Company invested a total of $35.7 million in capital expenditures in 2011, compared to $28.9 million in 2010 and $39.5 million in 2009.  In 2011, approximately $9 million of the capital expenditures related to the purchase of land, buildings, and certain equipment at Goodyear's Union City, TN closed tire plant. In 2010, approximately $7 million of the capital expenditures related to the purchase of Denman Tire molds and equipment.  Capital expenditures include Giant OTR Project expenditures of approximately $23 million in 2009.  The remaining capital expenditures of approximately $27 million in 2011, approximately $22 million in 2010, and approximately $16 million in 2009, represent various equipment purchases and improvements to enhance production capabilities of Titan’s existing business and maintaining existing equipment.

Cash used for investing increased $102.1 million from the year ended December 31, 2010, to December 31, 2011.  This increase in cash use was primarily the result of acquisitions, which included Goodyear's Latin American farm tire business for approximately $98.6 million.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Year ended December 31,
	2011	2010	Change
Proceeds from borrowings	$—	$200,000	$(200,000)
Repurchase of senior notes	(1,064)	(206,166)	205,102
Term loan borrowing	25,879	—	25,879
Proceeds from exercise of stock options	524	285	239
Payment of financing fees	—	(5,057)	5,057
Payment on debt	(8,856)	—	(8,856)
Excess tax benefit from stock options exercised	706	—	706
Dividends paid	(809)	(707)	(102)
Cash provided by (used for) financing activities	$16,380	$(11,645)	$28,025

Net cash provided by financing activities was $16.4 million in 2011.  The cash was primarily provided by term loan borrowings of $25.9 million used to provide working capital to Titan's Latin American operations. This was partially offset by payment on debt of $8.9 million.

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

Financing cash flows increased by $28.0 million when comparing 2011 to 2010.  Also, financing cash flows decreased $147.8 million when comparing 2010 to 2009.  The changes from year to year are primarily the result of activity related to debt borrowings and payments.

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

The Company was in compliance with these covenants and restrictions as of December 31, 2011.  The collateral coverage ratio was not applicable as there were no outstanding borrowings under the revolving credit facility at December 31, 2011.  The fixed charge coverage ratio did not apply for the quarter ended December 31, 2011.

Other Issues
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.  Historically, Titan tends to experience higher sales demand in the first and second quarters.  However, in 2011, Titan's third and fourth quarter sales continued at a high level due to increased demand in all of the Company's segments: agricultural, earthmoving/construction and consumer.

LIQUIDITY OUTLOOK
At December 31, 2011, the Company had $129.2 million of cash and cash equivalents and $88.0 million of unused availability under the terms of its credit facility. The availability under the Company's $100 million credit facility was reduced by $12.0 million for letters of credit used to provide working capital for the Sao Paulo, Brazil manufacturing facility.  Titan expects to contribute approximately $7 million to its frozen defined benefit pension plans during 2012.

Capital expenditures for 2012 are forecasted to be approximately $50 million.  Cash payments for interest are currently forecasted to be approximately $24 million in 2012 based on the Company's year-end 2011 debt balances.

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

INFLATION
The Company is subject to the effect of price fluctuations.  During 2011, 2010 and 2009, the Company realized price increases for certain purchases of steel and rubber used in the manufacture of its products.  While the cost outlook for commodities used in the Company’s production is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments and through contract provisions with OEMs.  However, these price adjustments may lag the inflationary pressures.

CONTRACTUAL OBLIGATIONS
The Company’s contractual obligations at December 31, 2011, consisted of the following (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
7.875% senior secured notes due 2017	$200,000	$—	$—	$—	$200,000
5.625% senior subordinated convertible notes due 2017	112,881	—	—	—	112,881
Other debt	16,723	11,723	5,000	—	—
Interest expense (a)	123,918	23,210	44,432	44,199	12,077
Operating leases	1,427	567	805	55	—
Purchase obligations	42,613	15,464	26,271	878	—
Other long-term liabilities (b)	38,100	7,000	10,400	7,700	13,000
Total	$535,662	$57,964	$86,908	$52,832	$337,958

(a)
Interest expense is estimated based on the Company’s year-end 2011 debt balances, maturities and interest rates.  The estimates assume no credit facility borrowings.  The Company’s actual debt balances and interest rates may fluctuate in the future.  Therefore, actual interest payments may vary from those payments detailed in the above table.

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

MARKET RISK SENSITIVE INSTRUMENTS

Exchange Rate Sensitivity
The Company is exposed to fluctuations in the Brazilian Real, British pound, Euro and other world currencies.  Titan does not hedge foreign currency transaction or translation exposures.  The Company’s net investment in foreign entities translated into U.S. dollars was $111.4 million at December 31, 2011, and $22.7 million at December 31, 2010.  The hypothetical potential loss in value of the Company’s net investment in foreign entities resulting from a 10% adverse change in foreign currency exchange rates at December 31, 2011, would amount to approximately $11.1 million.

Commodity Price Sensitivity
The Company does not generally enter into long-term commodity contracts and does not use derivative commodity instruments to hedge its exposures to commodity market price fluctuations.  Therefore, the Company is exposed to price fluctuations of its key commodities, which consist primarily of steel, natural rubber, synthetic rubber and carbon black. The Company attempts to pass on certain material price increases and decreases to its customers, depending on market conditions.

Interest Rate Sensitivity
The Company has a $100 million credit facility that has a variable interest rate.  If the credit facility were fully drawn, a change in the interest rate of 100 basis points, or 1%, would change the Company’s interest expense by approximately $1.0 million.  At December 31, 2011, there were no borrowings under the credit facility.

MARKET CONDITIONS AND OUTLOOK
In 2011, Titan experienced significantly higher sales when compared to 2010.  The higher sales were primarily the result of increased demand and price increases in all of the Company's segments, as well as additional sales resulting from the acquisition of Goodyear's Latin American farm tire business and accompanying supply agreements. For 2012, the Company expects overall sales to remain at strong levels.

Energy, raw material and petroleum-based product costs have been volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

The labor agreements for the Company’s Bryan, Ohio and Freeport, Illinois, facilities expired on November 19, 2010, for the employees covered by their respective collective bargaining agreements, which account for approximately 26% of the Company’s employees.  As of December 31, 2011, the employees of these two facilities were working without a contract under the terms of the Company’s latest offer.  The respective unions have retained the rights to challenge the Company's actions.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were significantly higher in 2011 when compared to 2010.  The addition of Goodyear's Latin American farm tire business, price increases, and continued strong demand contributed to the higher sales levels. The increase in the global population and the rising middle class in emerging countries may help grow future demand.  The gradual increase in the use of biofuels may help sustain future production.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving and mining sales continue to improve, aided by increases in metals, oil and gas prices. Although they may fluctuate in the short-term, in the long-term, these prices are expected to remain at levels that are attractive for continued investment, which should help support future earthmoving and mining sales.  The decline in the United States housing market continues to cause a lower demand for equipment used for construction.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and the on-going banking and credit issues.  For 2012, the Company expects strong demand to continue.

CONSUMER MARKET OUTLOOK
Consumer market sales were significantly higher in 2011, when compared to previous years.  The increase in net sales was primarily the result of the Goodyear Latin American farm tire acquisition agreement, which included supply agreements for certain non-agricultural product sales, which are included in the consumer segment. The supply agreement sales, which currently make up a large portion of consumer market sales, may fluctuate from period to period.

PENSIONS
The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement.  These plans are described in Note 23 of the Company’s Notes to Consolidated Financial Statements.

The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors.  Certain of these assumptions are determined by the Company with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends.  These assumptions are reviewed on a regular basis and revised when appropriate.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations.  During the year ended December 31, 2011, the Company contributed cash funds of $3.6 million to the frozen defined benefit pension plans.  Titan expects to contribute approximately $7 million to these frozen defined benefit pension plans during 2012.

Titan’s projected benefit obligation at December 31, 2011, was $112.0 million as compared to $98.8 million at December 31, 2010.  The Company’s defined benefit pension plans were underfunded by $42.9 million at December 31, 2011.  During 2011, the Company recorded net periodic pension expense of $4.3 million.  Accumulated other comprehensive loss recorded for defined benefit pension plans, net of tax, was $35.0 million and $27.4 million at December 31, 2011 and 2010, respectively.  Other comprehensive income (loss) is recorded as a direct charge to stockholders’ equity and does not affect net income.  Titan will be required to record net periodic pension cost in the future; these costs may fluctuate based upon revised assumptions and could negatively affect the Company’s financial position, cash flows and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

Fair Value Measurement
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS).  The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. The adoption of this update is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

Comprehensive Income
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” The objective of this update is to improve the comparability, consistency, and transparency of financial reporting to increase the prominence of items reported in other comprehensive income. This update requires that all nonowner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December of 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The adoption of these updates is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

Goodwill Impairment Testing
In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” The objective of this update is to simplify how entities test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments in this update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted and the Company elected to adopt this update for the year ended December 31, 2011. The adoption of this update did not have a material effect on the Company's financial position, results of operations or cash flows.

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

Management's Report on Internal Control Over Financial Reporting
Titan's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed by, or under the supervision of, Titan's principal executive officer and principal financial officer, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that:

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
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has performed an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, based on criteria described in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2011.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

Remediation of Previously Disclosed Material Weakness
Management previously reported a material weakness in the Company's internal control over financial reporting, related to accounting for Gen 1 inventory in the Annual Report on Form 10-K/A for the year ended December 31, 2010. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has enhanced the monthly control related to the review of the Gen 1 inventory reserve by incorporating external market data from the mining industry, in addition to receiving input from a variety of management personnel, including those within the sales, marketing and accounting functions, to accurately calculate the value of the Gen 1 inventory.

The Company completed documentation and testing of the corrective actions above and as of December 31, 2011 has concluded that the steps taken have remediated the material weakness related to accounting for Gen 1 inventory.

Changes in Internal Controls Over Financial Reporting
Other than the completed remediation actions described above, there were no material changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
The information required by this item regarding the Company’s directors is incorporated by reference to the Company’s 2012 Proxy Statement under the captions “Election of Mr. Billig and Mr. Soave as Directors,” “Directors Continuing in Office,” “Committees and Meetings of the Board of Directors” and “Corporate Governance.”

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

Maurice M. Taylor Jr., 67, has been Chief Executive Officer and a Director of the Company since 1990, when Titan was acquired in a management-led buyout by investors, including Mr. Taylor.  Mr. Taylor served as President of the Company from 1990 to 2005 and was appointed Chairman in 2005.

Paul G. Reitz, 39, joined the Company in July 2010 as Chief Financial Officer.  Before joining Titan, Mr. Reitz was chief accounting officer at Carmike Cinemas, Inc.  Mr. Reitz previously served as Controller at Yellowbook USA Inc. from April 2002 to July 2008.

Kent W. Hackamack, 53, served as Corporate Controller of the Company from 1994 to 1996.  Mr. Hackamack was appointed Vice President of Finance and Treasurer in 1996.  In July 2010, Mr. Hackamack was named executive vice president of corporate development.

Cheri T. Holley, 64, joined the Company in 1994 as General Counsel and Secretary.  Ms. Holley was appointed Vice President in 1996.

Section 16(a) beneficial ownership reporting compliance
The information required by this item regarding beneficial ownership reporting compliance is incorporated by reference to the Company’s 2012 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s 2012 Proxy Statement under the caption “Compensation of Executive Officers.”

ITEM 12– SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information concerning equity compensation plans, the information required by this item is incorporated by reference to the Company’s 2012 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table provides information about shares of Titan common stock that may be issued under Titan’s equity compensation plans, as of December 31, 2011:

	(i) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(ii) Weighted-average exercise price of outstanding options, warrants and rights	(iii) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i))
Equity compensation plans approved by security holders	1,234,051	(a)	17.40	2,349,580
Equity compensation plans not approved by security holders	—		n/a	—
Total	1,234,051		17.40	2,349,580

(a)	Amount includes outstanding stock options under the Company’s 1994 Non-Employee Director Stock Option Plan and 2005 Equity Incentive Plan.
For additional information regarding the Company’s stock option plans, please see Note 24 of the Company’s Notes to Consolidated Financial Statements.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s 2012 Proxy Statement under the caption “Related Party Transactions” and “Corporate Governance” and also appears in Note 28 of the Company’s Notes to Consolidated Financial Statements.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s 2012 Proxy Statement under the caption “Audit and Other Fees.”

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The accompanying Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	February 22, 2012	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2012.

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
Anthony L. Soave

TITAN INTERNATIONAL, INC.
Exhibit Index
Annual Report on Form 10-K

Exhibit No.	DESCRIPTION
3.1 (a)	Amended Restated Articles of Incorporation of the Company
3.2 (b)	Bylaws of the Company
4.1 (c)	Indenture between the Company and U.S. Bank National Association dated December 21, 2009
4.2 (d)	Indenture between the Company and U.S. Bank National Association dated October 1, 2010
10.1 (e)	1994 Non-Employee Director Stock Option Plan
10.2 (f)	2005 Equity Incentive Plan as Amended
10.3 (g)	Amended and Restated Credit Agreement among the Company and Bank of America, N.A. dated as of January 30, 2009
10.4 (h)	First Amendment to Amended and Restated Credit Agreement dated as of September 9, 2010
10.5 (i)	Second Amendment to Amended and Restated Credit Agreement dated as of January 7, 2011
10.6 (j)	Maurice M. Taylor, Jr. Employment Agreement
10.7 (j)	Kent W. Hackamack Employment Agreement
10.8 (j)	Cheri T. Holley Employment Agreement
10.9 (k)	Maurice M. Taylor, Jr. Employment Agreement Amendment
10.10 (l)	Paul G. Reitz Employment Agreement
10.11 (a)	Trademark License Agreement with The Goodyear Tire & Rubber Company **
10.12 (k)	Wheel Purchase Agreement with Deere & Company – November 2010 **
10.13 (m)	Supply Agreement with Deere & Company – August 2011 **
10.14 (m)	First Amendment to Supply Agreement with Deere & Company – September 2011 **
10.15 (n)	Maurice M. Taylor, Jr. Employment Agreement Amendment
21*	Subsidiaries of the Registrant
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith
** Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

(a)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for the quarterly period ended September 30, 2010 (No. 1-12936).

(b)	Incorporated by reference to the same numbered exhibit contained in the Company’s Registration Statement on Form S-4 (No. 33-69228).

(c)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on December 21, 2009 (No. 1-12936).

(d)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed October 5, 2010. (No. 1-12936).

(e)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-61743).

(f)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on March 28, 2011.

(g)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-K for the year ended December 31, 2009 (No 1-12936).

(h)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on September 9, 2010 (No. 1-12936).

(i)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on January 7, 2011 (No. 1-12936).

(j)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for the quarterly period ended June 30, 2006 (No. 1-12936).

(k)	Incorporated by reference to the same numbered exhibit contained in the Company's Form 10-K for the year ended December 31, 2010 (No 1-12936).

(l)	Incorporated by reference to the same numbered exhibit contained in the Company's Current Report on Form 8-K filed on March 23, 2011 (No 1-12936).

(m)	Incorporated by reference to the same numbered exhibit contained in the Company's Form 10-Q for the quarterly period ended September 30, 2011 (No 1-12936).

(n)	Incorporated by reference to the same numbered exhibit contained in the Company's Current Report on Form 8-K filed on February 15, 2012 (No 1-12936).

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

The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  The consolidated financial statements as of December 31, 2011, have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Titan International, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Titan International, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 22, 2012

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,
	2011	2010	2009
Net sales	$1,486,998	$881,591	$727,599
Cost of sales	1,254,890	777,501	671,634
Gross profit	232,108	104,090	55,965
Selling, general and administrative expenses	85,917	57,565	46,734
Research and development expenses	4,228	6,317	8,850
Royalty expense	9,790	9,263	7,573
Noncash goodwill impairment charge	—	—	11,702
Income (loss) from operations	132,173	30,945	(18,894)
Interest expense	(25,259)	(26,667)	(16,246)
Noncash convertible debt conversion charge	(16,135)	—	—
Gain (loss) on senior note repurchase	—	(14,573)	1,398
Other income	5,116	1,105	1,740
Income (loss) before income taxes	95,895	(9,190)	(32,002)
Provision (benefit) for income taxes	37,759	(3,264)	(7,357)
Net income (loss)	58,136	(5,926)	(24,645)
Net loss attributable to noncontrolling interests	(16)	—	—
Net income (loss) attributable to Titan	$58,152	$(5,926)	$(24,645)

Earnings (loss) per common share:
Basic	$1.40	$(.17)	$(.71)
Diluted	$1.18	$(.17)	$(.71)
Average common shares and equivalents outstanding:
Basic	41,657	34,896	34,708
Diluted	53,144	34,896	34,708

Dividends declared per common share:	$.02	$.02	$.02

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31,
Assets	2011	2010
Current assets
Cash and cash equivalents	$129,170	$239,500
Accounts receivable (net of allowance of $4,204 and $3,889, respectively)	189,527	89,004
Inventories	190,872	118,143
Deferred income taxes	26,775	16,040
Prepaid and other current assets	28,249	18,663
Total current assets	564,593	481,350
Property, plant and equipment, net	334,742	248,054
Other assets	110,951	51,476
Total assets	$1,010,286	$780,880
Liabilities and Equity
Current liabilities
Short-term debt	$11,723	$—
Accounts payable	76,574	35,281
Other current liabilities	87,469	57,072
Total current liabilities	175,766	92,353
Long-term debt	317,881	373,564
Deferred income taxes	38,691	1,664
Other long-term liabilities	81,069	41,268
Total liabilities	613,407	508,849
Commitments and contingencies: Notes 13, 25 and 26
Equity
Titan stockholder's equity
Common stock (no par, 120,000,000 shares authorized, 44,092,997 and 37,475,288 issued, respectively)	37	30
Additional paid-in capital	380,295	300,540
Retained earnings	67,053	9,744
Treasury stock (at cost, 1,887,316 and 2,108,561 shares, respectively)	(17,338)	(19,324)
Treasury stock reserved for deferred compensation	(1,233)	(1,917)
Accumulated other comprehensive loss	(33,575)	(17,042)
Total Titan stockholders’ equity	395,239	272,031
Noncontrolling interests	1,640	—
Total equity	396,879	272,031
Total liabilities and equity	$1,010,286	$780,880

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(All amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for contractual obligations	Accumulated other comprehensive income (loss)	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2009	35,031,684	$30	$300,024	$41,726	$(22,332)	$(5,501)	$(34,759)	$279,188	$—	$279,188
Comprehensive loss:
Net loss				(24,645)				(24,645)		(24,645)
Pension liability adjustments, net of tax							5,538	5,538		5,538
Unrealized gain on investment, net of tax							915	915		915
Comprehensive loss								(18,192)	—	(18,192)
Dividends on common stock				(704)				(704)		(704)
Exercise of stock options	170,000		(384)		1,526			1,142		1,142
Deferred compensation transactions			(7)			108		101		101
Issuance of treasury stock under 401(k) plan	59,257		(114)		532			418		418
Balance December 31, 2009	35,260,941	30	299,519	16,377	(20,274)	(5,393)	(28,306)	261,953	—	261,953
Comprehensive income:
Net loss				(5,926)				(5,926)		(5,926)
Pension liability adjustments, net of tax							710	710		710
Unrealized gain on investment, net of tax							10,554	10,554		10,554
Comprehensive income								5,338	—	5,338
Dividends on common stock				(707)				(707)		(707)
Exercise of stock options	56,250		(220)		505			285		285
Stock-based compensation			201					201		201
Deferred compensation transactions			999			3,476		4,475		4,475
Issuance of treasury stock under 401(k) plan	49,536		41		445			486		486
Balance December 31, 2010	35,366,727	30	300,540	9,744	(19,324)	(1,917)	(17,042)	272,031	—	272,031
Comprehensive income:
Net income				58,152				58,152	(16)	58,136
Currency translation adjustment							(12,833)	(12,833)		(12,833)
Pension liability adjustments, net of tax							(7,709)	(7,709)		(7,709)
Unrealized gain on investment, net of tax							4,009	4,009		4,009
Comprehensive income								41,619	(16)	41,603
Dividends on common stock				(843)				(843)		(843)
Note conversion	6,617,709	7	73,902					73,909		73,909
Exercise of stock options	69,375		(98)		622			524		524
Acquisitions	125,524		1,708		1,127			2,835	1,656	4,491
Stock-based compensation			2,392					2,392		2,392
Tax benefit related to stock-based compensation			706					706		706
Deferred compensation transactions			846			684		1,530		1,530
Issuance of treasury stock under 401(k) plan	26,346		299		237			536		536
Balance December 31, 2011	42,205,681	$37	$380,295	$67,053	$(17,338)	$(1,233)	$(33,575)	$395,239	$1,640	$396,879

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
Cash flows from operating activities:	2011	2010	2009
Net income (loss)	$58,136	$(5,926)	$(24,645)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	44,908	37,567	34,296
Deferred income tax provision	(449)	(2,080)	(2,950)
Realized gain on investments	(1,588)	—	—
Noncash convertible debt conversion charge	16,135	—	—
(Gain) loss on note repurchase	—	14,573	(1,398)
Noncash goodwill impairment charge	—	—	11,702
Stock-based compensation	2,392	201	—
Excess tax benefit from stock options exercised	(706)	—	—
Issuance of treasury stock under 401(k) plan	536	486	418
Gain on acquisition	(285)	—	—
(Increase) decrease in assets:
Accounts receivable	(105,619)	(21,491)	59,018
Inventories	(55,607)	(8,007)	37,170
Prepaid and other current assets	(2,214)	8,614	(5,615)
Other assets	1,134	91	(2,031)
Increase (decrease) in liabilities:
Accounts payable	44,991	11,035	(41,301)
Other current liabilities	9,192	11,426	(462)
Other liabilities	(6,530)	4,222	8,111
Net cash provided by operating activities	4,426	50,711	72,313
Cash flows from investing activities:
Capital expenditures	(35,744)	(28,854)	(39,537)
Acquisitions, net of cash acquired	(99,118)	—	—
Purchases of marketable securities	(30,000)	—	—
Sales of marketable securities	31,586	—	—
Acquisition of shares of Titan Europe Plc	—	—	(2,399)
Other	2,473	106	1,042
Net cash used for investing activities	(130,803)	(28,748)	(40,894)
Cash flows from financing activities:
Proceeds from borrowings	—	200,000	172,500
Repurchase of senior unsecured notes	(1,064)	(206,166)	(4,726)
Payment on debt	(8,856)	—	—
Term loan borrowing	25,879	—	—
Payment on revolving credit facility, net	—	—	(25,000)
Proceeds from exercise of stock options	524	285	1,142
Excess tax benefit from stock options exercised	706	—	—
Payment of financing fees	—	(5,057)	(7,107)
Dividends paid	(809)	(707)	(704)
Net cash provided by (used for) financing activities	16,380	(11,645)	136,105
Effect of exchange rate changes on cash	(333)	—	—
Net increase (decrease) in cash and cash equivalents	(110,330)	10,318	167,524
Cash and cash equivalents, beginning of year	239,500	229,182	61,658
Cash and cash equivalents, end of year	$129,170	$239,500	$229,182

 See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries.  Investments in publicly traded entities of less than 20% and those that Titan does not exercise significant influence over are carried at fair value in accordance with Accounting Standards Codification (ASC) 320 Investments – Debt and Equity Securities.  The Company has considered the applicable guidance in ASC 323 Investments – Equity Method and Joint Ventures and has concluded that the Company’s 21.8% investment in Titan Europe Plc should be accounted for as an available-for-sale security and recorded at fair value in accordance with ASC 320 Investments – Debt and Equity Securities.  The Company has determined after considering the facts and circumstances relating to the investment that the equity method of accounting is not appropriate as the Company does not have significant influence over Titan Europe Plc.  All significant intercompany accounts and transactions have been eliminated.

Inventories
Inventories are valued at the lower of cost or market.  At December 31, 2011, approximately 30% of the Company's inventories were valued under the last-in, first out (LIFO) method. The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method.  The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. Market value is estimated based on current selling prices.  Estimated provisions are established for slow-moving and obsolete inventory.

Deferred financing costs
Deferred financing costs are costs incurred in connection with the Company’s revolving credit facility, 7.875% senior secured notes and 5.625% convertible senior subordinated notes. The deferred financing costs associated with each of the debt facilities are being amortized over the life of the debt.  Amortization of deferred financing costs for the debt facilities approximates the effective interest rate method.

Fixed assets
Property, plant and equipment have been recorded at cost.  Depreciation is provided using the straight-line method over the following estimated useful lives of the related assets:

Years
Building and improvements	25 - 40
Machinery and equipment	10 - 15
Tools, dies and molds	5 - 9

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value.  Investments in marketable equity securities are recorded at fair value.  The 7.875% senior secured notes due 2017 (senior secured notes) and 5.625% convertible senior subordinated notes due 2017 (convertible notes) are carried at cost of $200.0 million and $112.9 million at December 31, 2011, respectively. The fair value of these notes at December 31, 2011, as obtained through independent pricing sources, was approximately $209.0 million for the senior secured notes and approximately $242.4 million for the convertible notes. The increase in the fair value of the convertible notes is due primarily to the increased value of the underlying common stock.

Available-for-sale securities
The Company has an investment in Titan Europe Plc that was valued at $29.0 million as of December 31, 2011, representing a 21.8% ownership position, at that time.  Titan Europe Plc is publicly traded on the AIM market in London, England.  The investment in Titan Europe Plc is included as a component of other assets on the Consolidated Balance Sheets.  The Company has considered the applicable guidance in ASC 323 Investments – Equity Method and Joint Ventures and has concluded that the Company’s investment in Titan Europe Plc should continue to be accounted for as an available-for-sale security and recorded at fair value in accordance with ASC 320 Investments – Debt and Equity Securities as the Company does not have significant influence over Titan Europe Plc.  In accordance with ASC 320, the Company records the Titan Europe Plc investment as an available-for-sale security and reports this investment at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Should the fair value decline below the cost basis, the Company would be required to determine if this decline is other than temporary.  If the decline in fair value were judged to be other than temporary, an impairment charge would be recorded.  Declared dividends on this investment are recorded in income as a component of other income.  See Note 7 for additional information.

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

Foreign currency translation
The financial statements of the Company’s foreign subsidiaries are translated to United States currency in accordance with ASC 830 Foreign Currency Matters.  Assets and liabilities are translated to United States dollars at period-end exchange rates.  Income and expense items are translated at average rates of exchange prevailing during the period.  Translation adjustments are included in “Accumulated other comprehensive loss” in stockholders’ equity.  At December 31, 2011, the Company’s investment in Titan Europe Plc was classified as available-for-sale securities and this investment is included as a component of other assets on the Consolidated Balance Sheets.  Gains and losses that result from foreign currency transactions are included in the accompanying consolidated statements of operations.

Impairment of goodwill
The Company reviews goodwill for impairment during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  The Company has elected to early adopt Accounting Standards Update (ASU) 2011-08 and first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. See Note 9 for additional information.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selling, general and administrative expense
Selling, general and administrative (SG&A) expense is comprised primarily of sales commissions, marketing expense, selling and administrative wages, information system costs, legal fees, bank charges, audit fees, depreciation and amortization expense on non-manufacturing assets, and other administrative items.

Research and development expense
Research and development (R&D) expenses are expensed as incurred.  R&D costs were $4.2 million, $6.3 million and $8.9 million for the years of 2011, 2010 and 2009, respectively.  The lower R&D costs recorded during the past two years primarily resulted from less R&D related to the Giant OTR products.

Advertising
Advertising expenses are included in SG&A expense and are expensed as incurred.  Advertising costs were approximately $2 million for each of the years ended December 31, 2011, 2010 and 2009.

Warranty costs
The Company provides limited warranties on workmanship on its products in all market segments.  The provision for estimated warranty costs is made in the period when such costs become probable and is based on past warranty experience.  See Note 11 for additional information.

Income taxes
Deferred income tax provisions are determined using the liability method whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax basis of assets and liabilities.  The Company assesses the realizability of its deferred tax asset positions to determine if a valuation allowance is necessary. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

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

Interest paid
The Company paid $24.8 million, $23.7 million and $16.7 million for interest in 2011, 2010 and 2009, respectively.

Income taxes paid
Titan paid $30.8 million, $0.2 million and $0.4 million for income taxes in 2011, 2010 and 2009, respectively.

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

Stock-based compensation
At December 31, 2011, the Company has two stock-based compensation plans, which are described in Note 24.  Compensation expense for stock-based compensation is recognized over the requisite service period at the estimated fair value of the award at the grant date.  The Company granted 492,500 and 494,938 stock options in 2011 and 2010, respectively.  The Company granted no stock options in 2009.

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

Recently issued accounting standards

Fair Value Measurement
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS).  The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. The adoption of this update is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

Comprehensive Income
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” The objective of this update is to improve the comparability, consistency, and transparency of financial reporting to increase the prominence of items reported in other comprehensive income. This update requires that all nonowner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December of 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The adoption of these updates is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

Goodwill Impairment Testing
In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” The objective of this update is to simplify how entities test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments in this update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted and the Company elected to adopt this update for the year ended December 31, 2011. The adoption of this update did not have a material effect on the Company's financial position, results of operations or cash flows.

2. ACQUISITIONS

Acquisition of AII Holding, Inc.
On April 1, 2011, Titan purchased a 70% controlling interest in AII Holding, Inc. (AII) for $1.3 million of Titan stock and payment of $2.3 million for AII's debt. The fair value of the identified assets acquired less liabilities assumed exceeded the fair value of the consideration transferred and noncontrolling interest. Therefore, a bargain purchase gain of $0.3 million was recorded on the transaction.

Acquisition of Goodyear's Latin American Farm Tire Business
On April 1, 2011, Titan closed on the acquisition of The Goodyear Tire & Rubber Company's (Goodyear) Latin American farm tire business for approximately $98.6 million U.S. dollars. In addition, there were approximately $1.3 million of acquisition related costs recorded as selling, general and administrative costs during the year ended December 31, 2011. The transaction includes Goodyear's Sao Paulo, Brazil manufacturing plant, property, equipment; inventories; a licensing agreement that allows Titan to sell Goodyear-brand farm tires in Latin America for seven years; and extends the North American licensing agreement for seven years. Net sales and net income before taxes from the acquisition date included in the statement of operations was $276.5 million and $13.8 million, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The purchase price allocation of the Latin American farm tire business consisted of the following
(in thousands):

Cash	$1,018
Inventories	14,562
Prepaid & other current assets	4,929
Property, plant & equipment	108,905
Goodwill	22,896
Other assets	39,263
Other current liabilities	(21,127)
Deferred income taxes	(30,985)
Other noncurrent liabilities	(40,823)
Net assets acquired	$98,638

The purchase price allocation includes $42.5 million for prepaid royalty. The prepaid royalty is for a seven year period and was calculated using a 2% royalty discounted at a 10% rate. The prepaid royalty and discount will be amortized over the seven year period of the agreement. The current portion of the prepaid royalty was $3.9 million and is included in prepaid & other current assets. The noncurrent portion of the prepaid royalty was $38.6 million and is included in other assets. At December 31, 2011, the current balance of the prepaid royalty was $4.3 million and the noncurrent balance of the prepaid royalty was $33.8 million.

The purchase price allocation includes $53.9 million for supply agreement liability which was valued using the incremental income method. The supply agreement liability was recorded as the supply agreements are for sales at below market prices. The liability will be amortized with an increase to sales over the three year life of the agreement. The current portion of the supply agreement was $18.0 million and is included in other current liabilities. The noncurrent portion of the supply agreement was $35.9 million and is included in other noncurrent liabilities. At December 31, 2011, the current balance of the supply agreement liability was $15.6 million and the noncurrent balance of the supply agreement liability was $19.5 million.

Pro forma financial information
The following unaudited pro forma financial information gives effect to the acquisition of Goodyear's Latin American farm tire business as if the acquisition had taken place on January 1, 2010. The pro forma financial information for the Sao Paulo, Brazil manufacturing facility was derived from The Goodyear Tire & Rubber Company's historical accounting records. These amounts have been calculated by adjusting the historical results of the Sao Paulo, Brazil facility to reflect the additional depreciation and the amortization of the prepaid royalty discount and supply agreement liability assuming the fair value adjustments had taken place.

Pro forma financial information is as follows (in thousands, except per share data):

	2011	2010
Net sales	$1,519,892	$1,011,568
Net income	62,266	13,760
Net income attributable to Titan	62,282	13,760
Basic earnings per share	$1.50	$.39
Diluted earnings per share	1.26	.39

The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2010, nor is it necessarily indicative of Titan's future consolidated results of operations or financial position.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2011 and 2010, consisted of the following (amounts in thousands):

	2011	2010
Accounts receivable	$193,731	$92,893
Allowance for doubtful accounts	(4,204)	(3,889)
Accounts receivable, net	$189,527	$89,004

4. INVENTORIES

Inventories at December 31, 2011 and 2010, consisted of the following (amounts in thousands):

	2011	2010
Raw material	$97,257	$56,414
Work-in-process	31,141	16,860
Finished goods	75,137	49,841
	203,535	123,115
Adjustment to LIFO basis	(12,663)	(4,972)
	$190,872	$118,143

5. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2011 and 2010, consisted of the following (amounts in thousands):

	2011	2010
Prepaid supplies	$17,413	$14,056
Prepaid royalty	4,299	—
Other	6,537	4,607
	$28,249	$18,663

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2011 and 2010, consisted of the following (amounts in thousands):

	2011	2010
Land and improvements	$20,330	$3,061
Buildings and improvements	121,847	98,233
Machinery and equipment	456,236	383,231
Tools, dies and molds	88,676	84,134
Construction-in-process	14,606	8,741
	701,695	577,400
Less accumulated depreciation	(366,953)	(329,346)
	$334,742	$248,054

Depreciation related to property, plant and equipment for the years 2011, 2010 and 2009 totaled $43.1 million, $35.2 million, and $31.7 million, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INVESTMENT IN TITAN EUROPE

Investment in Titan Europe Plc at December 31, 2011 and 2010, consisted of the following (amounts in thousands):

	2011	2010
Investment in Titan Europe Plc	$28,998	$22,693

Titan Europe Plc is publicly traded on the AIM market in London, England.  The Company’s investment in Titan Europe represents a 21.8% ownership percentage.  The Company has considered the applicable guidance in ASC 323 Investments – Equity Method and Joint Ventures and has concluded that the Company’s investment in Titan Europe Plc should be accounted for as an available-for-sale security and recorded at fair value in accordance with ASC 320 Investments – Debt and Equity Securities as the Company does not have significant influence over Titan Europe Plc.  The investment in Titan Europe Plc is included as a component of other assets on the Consolidated Condensed Balance Sheets.  Titan’s cost basis in Titan Europe is $5.0 million.  Titan’s accumulated other comprehensive income includes a gain on the Titan Europe Plc investment of $15.5 million, which is net of tax of $8.5 million.  The increased value in the Titan Europe Plc investment at December 31, 2011, was due primarily to a higher publicly quoted Titan Europe Plc market price.

8. OTHER ASSETS

Other assets at December 31, 2011 and 2010, consisted of the following (amounts in thousands):

	2011	2010
Investment in Titan Europe Plc	$28,998	$22,693
Prepaid royalty	33,800	—
Goodwill	19,841	—
Investments for contractual obligations	12,395	11,168
Deferred financing costs	7,074	10,410
Other	8,843	7,205
	$110,951	$51,476

The higher balance in other assets primarily related to the acquisition of Goodyear's Latin American farm tire business, which included goodwill and prepaid royalty. As part of this acquisition, the North American and Latin American royalties were prepaid for seven years.

9. GOODWILL

The changes in the carrying amount of goodwill by reporting units for the three years ended December 31, 2011, were as follows (amounts in thousands):

	Agricultural Segment	Earthmoving/ Construction Segment	Consumer Segment	Total
Balance at January 1, 2010	$—	$—	$—	$—
Balance at December 31, 2010	—	—	—	—
Acquisitions	22,896	—	—	22,896
Foreign currency translation	(3,055)	—	—	(3,055)
Balance at December 31, 2011	$19,841	$—	$—	$19,841

The Company's goodwill balance is related to the acquisition of Goodyear's Latin American farm tire business which included the Sao Paulo, Brazil manufacturing facility. Goodwill is included as a component of other assets in the Consolidated Condensed Balance Sheets.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews goodwill for impairment during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  The Company has elected to early adopt Accounting Standards Update (ASU) 2011-08 and first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. For the December 31, 2011 qualitative assessment, the Company assessed various qualitative factors including the Brazilian economy, the agricultural equipment market and the 2011 performance of the Brazilian manufacturing facility. Based on the review, the Company determined the two-step goodwill impairment test was not required.

When the two-step goodwill impairment test is performed, the Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the reporting unit to which the goodwill relates and using an earnings before interest, taxes, depreciation, and amortization (EBITDA) multiple approach.  In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends and economic conditions.  When the Company’s estimated fair value of the reporting unit is less than the carrying value, a second step of the impairment analysis is performed.  In this second step, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.

10. OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2011 and 2010,  consisted of the following (amounts in thousands):

	2011	2010
Warranty	$17,659	$12,471
Supply agreement liability	15,578	—
Wages and commissions	12,168	10,435
Accrued interest	7,091	8,579
CEO and management incentive compensation	6,638	5,663
Insurance	5,047	6,037
Other	23,288	13,887
	$87,469	$57,072

11. WARRANTY COSTS

Changes in the warranty liability consisted of the following (amounts in thousands):

	2011	2010
Warranty liability, January 1	$12,471	$9,169
Provision for warranty liabilities	27,127	19,795
Warranty payments made	(21,939)	(16,493)
Warranty liability, December 31	$17,659	$12,471

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2011 and 2010, consisted of the following (amounts in thousands):

	2011	2010
Accrued pension liabilities	$43,400	$26,218
Supply agreement liability	19,470	—
Accrued employment liabilities	14,656	11,495
Other	3,543	3,555
	$81,069	$41,268

13. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt at December 31, 2011 and 2010, consisted of the following (amounts in thousands):

	2011	2010
7.875% senior secured notes due 2017	$200,000	$200,000
5.625% convertible senior subordinated notes due 2017	112,881	172,500
Other debt	16,723	—
8% senior unsecured notes due January 2012	—	1,064
	329,604	373,564
Less amounts due within one year	11,723	—
	$317,881	$373,564

Aggregate maturities of long-term debt are as follows (amounts in thousands):

2012	$11,723
2013	5,000
2014	—
2015	—
2016	—
Thereafter	312,881
$329,604

7.875% senior secured notes due 2017
The Company’s 7.875% senior secured notes (senior secured notes) are due October 2017.  These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport and Titan Wheel Corporation of Illinois.  The Company’s senior secured notes outstanding balance was $200.0 million at December 31, 2011.

5.625% convertible senior subordinated notes due 2017
The Company’s 5.625% convertible senior subordinated notes (convertible notes) are due January 2017.   The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The Company’s convertible notes balance was $112.9 million at December 31, 2011.

In the first quarter of 2011, the Company closed an Exchange Agreement with a note holder of the convertible notes, pursuant to which such holder converted approximately $59.6 million in aggregate principal amount of the Convertible Notes into approximately 6.6 million shares of the Company's common stock, plus a payment for the accrued and unpaid interest. In connection with the exchange, the Company recognized a noncash charge of $16.1 million in accordance with ASC 470-20 Debt - Debt with Conversion and Other Options.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revolving credit facility
The Company’s $100 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a January 2014 termination date and is collateralized by the accounts receivable and inventory of Titan and certain of its domestic subsidiaries.  During 2011 and at December 31, 2011, there were no borrowings under the credit facility.  Outstanding letters of credit were $12.0 million at December 31, 2011, leaving $88.0 million of unused availability on the credit facility. The credit facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants.   Titan is in compliance with these covenants and restrictions as of December 31, 2011.

Other debt
Brazil Term Loan
In May 2011, the Company entered into a two-year, unsecured $10.0 million Term Loan with Bank of America, N.A. (BoA Term Loan) to provide working capital for the Sao Paulo, Brazil manufacturing facility. Borrowings under the BoA Term Loan bear interest at a rate equal to LIBOR plus 200 basis points. The BoA Term Loan shall be a minimum of $5.0 million with the option for an additional $5.0 million loan for a maximum of $10.0 million. The BoA Term Loan is due May 2013. The Company entered into an interest rate swap agreement and cross currency swap transaction with Bank of America Merrill Lynch Banco Multiplo S.A. that is designed to convert the outstanding $5.0 million US Dollar based LIBOR loan to a Brazilian Real based CDI loan. See Note 14 for additional information. As of December 31, 2011, the Company had $5.0 million outstanding on this loan and the interest rate including the effect of the swap agreement was approximately 14%.

Brazil Revolving Line of Credit
The Company's wholly-owned Brazilian subsidiary, Titan Pneus Do Brasil Ltda (Titan Brazil), has a revolving line of credit (Brazil line of credit) established with Bank of America Merrill Lynch Banco Multiplo S.A. in May 2011 that is secured by a $12.0 million line of credit between the Company and Bank of America N.A. under the Company's $100.0 million credit facility. Titan Brazil could borrow up to 16.0 million Brazilian Reais, which equates to approximately $8.5 million dollars as of December 31, 2011, for working capital purposes. Under the terms of the Brazil line of credit, borrowings, if any, bear interest at a rate of LIBOR plus 247 basis points. At December 31, 2011 there was $4.3 million outstanding due May 2012 and the interest rate was approximately 17%.

Brazil Term Loan
In December 2011, the Company entered into a short term loan due in February of 2012. At December 31, 2011 there was $7.4 million outstanding and the interest rate was approximately 17%.

14. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses a financial derivative to mitigate its exposure to volatility in the interest rate and foreign currency exchange rate in Brazil. The Company uses this derivate instrument to hedge exposure in the ordinary course of business and does not invest in derivative instruments for speculative purposes. In order to reduce interest rate and foreign currency risk on the BoA Term Loan, the Company entered into an interest rate swap agreement and cross currency swap transaction with Bank of America Merrill Lynch Banco Multiplo S.A. that is designed to convert the outstanding $5.0 million US Dollar based LIBOR loan to a Brazilian Real based CDI loan. The Company has not designated this agreement as a hedging instrument. Changes in the fair value of the cross currency swap are recorded in other income (expense) and changes in the fair value of the interest rate swap agreement are recorded as interest expense (or gain as an offset to interest expense). For the year ended December 31, 2011, the Company recorded $0.1 million of other income and $0.4 million of interest expense related to this derivative.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Unrealized Gain (Loss) on Investments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2010	$(1,183)	$915	$(28,038)	$(28,306)
Unrealized gain on investment, net of tax of $5,683	—	10,554	—	10,554
Defined benefit pension plan entries:
Unrecognized prior service cost, net of tax of $53	—	—	83	83
Unrecognized net gain, net of tax of $350	—	—	661	661
Unrecognized deferred tax liability, net of tax of $22	—	—	(34)	(34)
Balance at December 31, 2010	(1,183)	11,469	(27,328)	(17,042)
Currency translation adjustments	(12,833)	—	—	(12,833)
Unrealized gain on investments, net of tax of $2,208	—	4,009	—	4,009
Defined benefit pension plan entries:
Unrecognized prior service cost, net of tax of $52	—	—	84	84
Unrecognized net loss, net of tax of $4,614	—	—	(7,758)	(7,758)
Unrecognized deferred tax liability, net of tax of $21	—	—	(35)	(35)
Balance at December 31, 2011	$(14,016)	$15,478	$(35,037)	$(33,575)

16. STOCKHOLDERS’ EQUITY

The Company is authorized by the Board of Directors to repurchase up to 2.5 million common shares subject to debt agreement covenants.  The Company repurchased no Titan common shares in 2011, 2010, or 2009.  The Company has no plans at this time to repurchase any Titan common stock.  Titan paid cash dividends of $.02 per share of common stock for 2011, 2010, and 2009.  Dividends declared totaled $0.8 million, $0.7 million and $0.7 million for 2011, 2010 and 2009, respectively.

17. FAIR VALUE MEASUREMENTS

ASC 820 Fair Value Measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments;
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (amounts in thousands):

	December 31, 2011			December 31, 2010
	Total	Level 1	Levels 2&3	Total	Level 1	Levels 2&3
Investment in Titan Europe Plc	$28,998	$28,998	$—	$22,693	$22,693	$—
Investments for contractual obligations	12,395	12,395	—	11,168	11,168	—
Total	$41,393	$41,393	$—	$33,861	$33,861	$—

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. ROYALTY EXPENSE

The Company has a trademark license agreement with Goodyear to manufacture and sell certain off-highway tires in North America and Latin America under the Goodyear name.  The North American and Latin American royalties were prepaid for seven years as a part of the Goodyear Latin American farm tire acquisition. Royalty expenses recorded for the years ended December 31, 2011, 2010 and 2009, were $9.8 million, $9.3 million and $7.6 million, respectively.

19. NONCASH CONVERTIBLE DEBT CONVERSION CHARGE

Noncash convertible debt conversion charge consisted of the following (amounts in thousands):

	2011	2010	2009
Noncash convertible debt conversion charge	$(16,135)	$—	$—

In the first quarter of 2011, the Company closed an Exchange Agreement with a note holder of its 5.625% convertible senior subordinated notes (convertible notes), pursuant to which such holder converted approximately $59.6 million in aggregate principal amount of the Convertible Notes into approximately 6.6 million shares of the Company's common stock, plus a payment for the accrued and unpaid interest. In connection with the exchange, the Company recognized a noncash charge of $16.1 million in accordance with ASC 470-20 Debt - Debt with Conversion and Other Options.

20. GAIN (LOSS) ON NOTE REPURCHASE

Gain (loss) on note repurchase consisted of the following (amounts in thousands):

	2011	2010	2009
Gain (loss) on note repurchase	$—	$(14,573)	$1,398

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

21. OTHER INCOME, NET

Other income consisted of the following (amounts in thousands):

	2011	2010	2009
Discount amortization on prepaid royalty	$3,149	$—	$—
Investment gain on marketable securities	1,588	—	—
Interest income	556	394	211
Gain on purchase transaction	285	—	—
Investment gain (loss) related to contractual obligations	(302)	824	1,343
Other income (expense)	(160)	(113)	186
	$5,116	$1,105	$1,740

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. INCOME TAXES

Income (loss) before income taxes, consisted of the following (amounts in thousands):

	2011	2010	2009
Domestic	$82,282	$(9,148)	$(31,863)
Foreign	13,613	(42)	(139)
	$95,895	$(9,190)	$(32,002)

The income tax provision (benefit) was as follows (amounts in thousands):

	2011	2010	2009
Current
Federal	$32,140	$(853)	$(3,526)
State	3,271	(331)	160
Foreign	2,797	—	(1,041)
	38,208	(1,184)	(4,407)
Deferred
Federal	(1,904)	(2,531)	(2,721)
State	(357)	451	(229)
Foreign	1,812	—	—
	(449)	(2,080)	(2,950)
Income tax provision (benefit)	$37,759	$(3,264)	$(7,357)

The income tax provision differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) as a result of the following:

	2011	2010	2009
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Nondeductible goodwill impairment	—	—	(12.8)
Foreign taxes, net	(0.2)	(0.2)	1.6
State taxes, net	1.9	(0.7)	(0.1)
Other, net	2.7	1.4	(0.7)
Effective tax rate	39.4%	35.5%	23.0%

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010, are as follows (amounts in thousands):

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$815	$9,755
Pension	15,412	9,022
Unrealized loss on investments	5,118	7,719
Inventory	6,621	5,514
Warranty	6,707	4,365
Employee benefits and related costs	4,259	3,369
Allowance for bad debts	3,147	1,991
EPA reserve	549	703
Other	7,518	5,987
Deferred tax assets	50,146	48,425
Deferred tax liabilities:
Fixed assets	(62,062)	(34,049)
Deferred tax liabilities	(62,062)	(34,049)
Net deferred tax asset	$(11,916)	$14,376

The Company recorded income tax expense of $37.8 million for the year ended December 31, 2011, and income tax benefit of $(3.3) million for the year ended December 31, 2010, and an income tax benefit of $(7.4) million for the year ended December 31, 2009. The Company's income tax expense (benefit) and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of state taxes. The Company has various state net operating loss carryforwards which are subject to expiration from 2018 to 2025.

At December 31, 2011, U.S. income taxes have not been provided on approximately $1 million of unremitted earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to the Company or a U.S. affiliate, or if the Company were to sell its stock in the subsidiaries. The amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is insignificant.

The Company has applied the provisions of ASC 740, “Income Taxes” related to unrecognized tax benefits. No adjustment was made to retained earnings in adopting these provisions in 2007. At December 31, 2011, 2010 and 2009, there were no unrecognized tax benefits. At this time the Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date. Titan has identified its federal tax return and its Illinois state tax return as “major” tax jurisdictions. The Company is subject to (i) federal tax examinations for periods 2010 to 2011 and (ii) Illinois state income tax examinations for years 2008 to 2011.

23. EMPLOYEE BENEFIT PLANS

Pension plans
The Company has a frozen defined benefit pension plan covering certain employees of Titan Tire Corporation (Titan Tire) and has a frozen defined benefit pension plan covering certain employees of Titan Tire Corporation of Bryan (Bryan).  The Company also has a frozen contributory defined benefit pension plan covering certain former eligible bargaining employees of its Walcott, Iowa, facility (Walcott).  Additionally, the Company maintains a contributory defined benefit plan that covered former eligible bargaining employees of Dico, Inc (Dico).  This Dico plan purchased a final annuity settlement contract in October 2002.  As a part of the Goodyear Latin America farm tire acquisition, the Company has a pension plan in Brazil. As of December 31, 2011, the pension plan assets were not yet transferred to Titan. However, the Company is accounting for the net liabilities of these plans. The Company’s policy is to fund pension costs as required by law, which is consistent with the funding requirements of federal laws and regulations.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s defined benefit plans have been aggregated in the following table.  Included in the December 31, 2011, presentation are the Titan Tire, Bryan, Walcott and Brazil plans which have a projected benefit obligation of $112.0 million, exceeding the fair value of plan assets of $68.6 million at December 31, 2011.  Included in the December 31, 2010, presentation are the Titan Tire, Bryan and Walcott plans which have a projected benefit obligation of $98.8 million, exceeding the fair value of plan assets of $72.6 million at December 31, 2010. The Company absolved itself from the liabilities associated with the Dico plan with the purchase of a final annuity settlement contract in 2002.  Therefore, the plan no longer maintains a benefit obligation.  The fair value of the Dico plan assets was $0.5 million at December 31, 2011 and 2010.

The following table provides the change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheet of the defined benefit pension plans as of December 31, 2011 and 2010 (amounts in thousands):

Change in benefit obligation:	2011	2010
Benefit obligation at beginning of year	$98,831	$93,708
Acquisition	4,869	—
Service cost	264	—
Interest cost	5,467	5,200
Actuarial (gain) loss	11,497	6,839
Benefits paid	(8,341)	(6,916)
Foreign currency translation	(632)	—
Benefit obligation at end of year	$111,955	$98,831
Change in plan assets:
Fair value of plan assets at beginning of year	$73,156	$69,160
Actual return on plan assets	637	9,131
Employer contributions	3,645	1,781
Benefits paid	(8,341)	(6,916)
Fair value of plan assets at end of year	$69,097	$73,156
Unfunded status at end of year	$(42,858)	$(25,675)
Amounts recognized in consolidated balance sheet:
Noncurrent assets	$542	$543
Noncurrent liabilities	(43,400)	(26,218)
Net amount recognized in the consolidated balance sheet	$(42,858)	$(25,675)

Amounts recognized in accumulated other comprehensive loss:
	2011	2010
Unrecognized prior service cost	$(1,028)	$(1,164)
Unrecognized net loss	(55,396)	(43,024)
Deferred tax effect of unrecognized items	21,387	16,860
Net amount recognized in accumulated other comprehensive loss	$(35,037)	$(27,328)

The weighted-average assumptions used in the actuarial computation that derived the benefit obligations at December 31 were as follows:	2011	2010
Discount rate	4.6%	5.3%
Expected long-term return on plan assets	7.5%	7.5%

The discount rates were determined using the Above Average Median Citigroup Pension Discount Curve with durational yields applied to the expected Titan cash benefit payments to participants.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the components of net periodic pension cost for the plans, settlement cost and the assumptions used in the measurement of the Company’s benefit obligation for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net periodic benefit cost:	2011	2010	2009
Service cost	$264	$—	$—
Interest cost	5,467	5,200	5,456
Assumed return on assets	(5,258)	(4,911)	(4,939)
Amortization of unrecognized prior service cost	137	137	137
Amortization of unrecognized deferred taxes	(56)	(56)	(56)
Amortization of net unrecognized loss	3,745	3,628	4,303
Net periodic pension cost	$4,299	$3,998	$4,901

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $5.2 million and $0.1 million, respectively.

The weighted-average assumptions used in the actuarial computation that derived net periodic pension cost for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Discount rate	5.3%	5.75%	6.25%
Expected long-term return on plan assets	7.5%	7.5%	8.5%

The allocation of the fair value of plan assets was as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2011	2010	2012
U.S. equities (a)	60%	59%	40% - 80%
Fixed income	24%	24%	20% - 50%
Cash and cash equivalents	7%	7%	0% - 20%
International equities (a)	9%	10%	0% - 16%
	100%	100%

(a)	Total equities may not exceed 80% of total plan assets.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:
Level 1 – Quoted prices in active markets for identical instruments;
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair value of the plan assets by asset categories at December 31, 2011 was as follows (amounts in thousands):

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Money market funds	$4,659	$4,659	$—	$—
Domestic common stock	28,123	28,123	—	—
Foreign common stock	3,847	3,847	—	—
Corporate bonds	2,439	2,439	—	—
Foreign bonds	510	510	—	—
U.S. government securities	299	299	—	—
Mutual funds	949	949	—	—
Common / collective trusts	28,271	—	28,271	—
Totals	$69,097	$40,826	$28,271	$—

The fair value of the plan assets by asset categories at December 31, 2010 was as follows (amounts in thousands):

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Money market funds	$4,674	$4,674	$—	$—
Domestic common stock	29,429	29,429	—	—
Foreign common stock	3,976	3,976	—	—
Corporate bonds	4,050	4,050	—	—
Foreign bonds	536	536	—	—
U.S. government securities	577	577	—	—
Mortgage-backed securities	8	—	8	—
Mutual funds	1,239	1,239	—	—
Common / collective trusts	28,667	—	28,667	—
Totals	$73,156	$44,481	$28,675	$—

The Company invests in a diversified portfolio consisting of an array of asset classes in an attempt to maximize returns while minimizing risk.  These asset classes include U.S. equities, fixed income, cash and cash equivalents, and international equities.  The investment objectives are to provide for the growth and preservation of plan assets on a long-term basis through investments in: (i) investment grade securities that provide investment returns that meet or exceed the Standard & Poor’s 500 Index and (ii) investment grade fixed income securities that provide investment returns that meet or exceed the Barclays Capital Aggregate Bond Index.  The U.S. equities asset category included the Company’s common stock in the amount of $3.3 million (approximately five percent of total plan assets) at December 31, 2011, and $3.5 million (approximately five percent of total plan assets) at December 31, 2010.

The fair value of money market funds, stock, bonds, U.S. government securities and mutual funds are determined based on valuation for identical instruments in active markets. The fair value of common and collective trusts is determined based on the fair value of the underlying instruments.

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

Although the 2012 minimum pension funding calculations are not finalized, the Company estimates those funding requirements will be approximately $7 million.

Projected benefit payments from the plans as of December 31, 2011, are estimated as follows (amounts in thousands):

2012	$6,916
2013	6,997
2014	7,170
2015	7,296
2016	7,533
2017-2021	36,380

401(k)
The Company sponsors four 401(k) retirement savings plans.  One plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement.  Titan provides a 25% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan.  The Company issued 26,346 shares, 49,536 shares and 59,257 shares of treasury stock in connection with this 401(k) plan during 2011, 2010 and 2009, respectively.  Expenses to the Company related to this common stock matching contribution were $0.5 million, $0.5 million and $0.4 million for 2011, 2010 and 2009.

The other three 401(k) plans are for employees covered by collective bargaining arrangements at (i) Titan Tire Corporation; (ii) Titan Tire Corporation of Freeport; and (iii) Titan Tire Corporation of Bryan.  These three plans do not include a Company matching contribution.  Employees are fully vested with respect to their contributions.

24. STOCK OPTION PLANS

The Company accounts for stock options using ASC 718 Compensation – Stock Compensation.  The Company recorded stock-based compensation of $2.4 million in 2011 and $0.2 million in 2010.  No stock-based compensation expense was recorded during 2009.  The Company granted 492,500 stock options in 2011 and 494,938 stock options in 2010.  Options to the Board of Directors vest immediately and options to employees vest over three years. All options expire 10 years from the grant date.  The Company granted no stock options during 2009.  All stock options granted before 2010 were fully vested before January 1, 2009.

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

2005 Equity Incentive Plan
The Company adopted the 2005 Equity Incentive Plan to provide stock options as a means of attracting and retaining qualified independent directors and employees for the Company.  A total of 2.3 million shares are available for future issuance under the equity incentive plan.  The exercise price of stock options may not be less than the fair market value of the common stock on the date of the grant.  The vesting and term of each option is set by the Board of Directors.  The Company granted 492,500 stock options under this plan in 2011 and 494,938 stock options under this plan in 2010.  In 2009, no stock options were granted under this equity incentive plan.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of activity in the stock option plans for 2011:

	Shares Subject to Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2010	829,224	$13.75
Granted	492,500	22.10
Exercised	(69,375)	7.56
Forfeited/Expired	(18,298)	15.75
Outstanding, December 31, 2011	1,234,051	17.40	8.11	$3,842
Exercisable, December 31, 2011	495,805	14.53	6.00	$2,782

The total intrinsic value of options exercised in 2011 was $1.3 million.  Cash received from the exercise of stock options was $0.5 million for 2011.  Tax benefit realized for the tax deductions from stock options exercised was $0.7 million for 2011.  The weighted-average per share estimated grant date fair value of options issued in 2011 was $13.30.  Pre-tax unrecognized compensation expense for stock options was $8.1 million at December 31, 2011, and will be recognized as expense over a weighted-average period of 2.6 years.

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

The Company currently uses treasury shares to satisfy any stock option exercises.  At December 31, 2011, the Company had 0 thousand1.9 million shares of treasury stock.

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

Weighted average assumptions used for stock options issued in 2011 and 2010 (no options were issued in 2009):

	2011	2010
Expected life (in years)	6.0	6.1
Expected volatility	65.8%	55.5%
Expected dividends	0.1%	—
Risk-free interest rate	1.21%	1.82%

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.  Total rental expense was $1.5 million, $2.1 million and $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, future minimum rental commitments under noncancellable operating leases with initial or remaining terms in excess of one year are as follows (amounts in thousands):

2012	$567
2013	452
2014	353
Thereafter	55
Total future minimum lease payments	$1,427

27. CONCENTRATION OF CREDIT RISK

Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction and consumer markets represented 18% of the Company’s consolidated revenues for the year ended December 31, 2011, 26% of the Company’s consolidated revenues for the year ended December 31, 2010, and 24% of the Company’s consolidated revenues for the year ended December 31, 2009.  Net sales to CNH Global N.V. in Titan’s three markets represented 11% of the Company’s consolidated revenues for the year ended December 31, 2011, 15% of the Company’s consolidated revenues for the year ended December 31, 2010, and 13% of the Company’s consolidated revenues for the year ended December 31, 2009.  No other customer accounted for more than 10% of Titan’s net sales in 2011, 2010 or 2009.

28. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the chief executive officer of the Company.  The related party is Mr. Fred Taylor and is Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blackstone OTR, LLC; FBT Enterprises; and OTR Wheel Engineering.  During 2011, 2010 and 2009, sales of Titan product to these companies were approximately $2.6 million, $1.9 million and $1.0 million, respectively.  Titan had trade receivables due from these companies of approximately $0.0 million at December 31, 2011, and approximately $0.4 million at December 31, 2010.  On other sales referred to Titan from these manufacturing representative companies, commissions were approximately $2.3 million, $1.6 million and $1.3 million during 2011, 2010 and 2009, respectively.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about certain revenues and expenses, income (loss) from operations and segment assets used by the chief operating decision maker of the Company as of and for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	2011	2010	2009
Revenues from external customers
Agricultural	$960,693	$675,178	$563,528
Earthmoving/construction	306,821	191,042	144,589
Consumer	219,484	15,371	19,482
	$1,486,998	$881,591	$727,599
Gross profit (loss)
Agricultural	$177,055	$108,102	$51,955
Earthmoving/construction	39,328	(3,400)	3,595
Consumer	18,900	2,867	1,604
Unallocated corporate	(3,175)	(3,479)	(1,189)
	$232,108	$104,090	$55,965
Income (loss) from operations
Agricultural	$158,295	$91,953	$26,980
Earthmoving/construction	32,781	(11,296)	(7,999)
Consumer	11,104	2,542	(206)
Unallocated corporate	(70,007)	(52,254)	(37,669)
Consolidated income (loss) from operations	132,173	30,945	(18,894)

Interest expense	(25,259)	(26,667)	(16,246)
Noncash convertible debt conversion charge	(16,135)	—	—
Loss on senior note repurchase	—	(14,573)	1,398
Other income, net	5,116	1,105	1,740
Income (loss) before income taxes	$95,895	$(9,190)	$(32,002)

Capital expenditures
Agricultural	$12,789	$16,017	$8,461
Earthmoving/construction	7,169	5,628	29,593
Consumer	1,465	478	254
Unallocated corporate	15,683	6,731	1,229
	$37,106	$28,854	$39,537

Depreciation & amortization
Agricultural	$18,296	$18,899	$17,531
Earthmoving/construction	17,366	14,375	12,836
Consumer	5,450	458	535
Unallocated corporate	3,796	3,835	3,394
	$44,908	$37,567	$34,296

Total assets
Agricultural	$444,611	$304,048	$257,523
Earthmoving/construction	193,566	171,410	188,169
Consumer	139,161	5,863	8,305
Unallocated corporate (a)	232,948	299,559	282,466
	$1,010,286	$780,880	$736,463
(a)  Unallocated assets include cash of approximately $129 million, $240 million, and $229 million at year-end 2011, 2010 and 2009, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information by geographic area.  Revenues from external customers were determined based on the location of the selling subsidiary.  Geographic information as of and for the years ended December 31, 2011, 2010 and 2009 was as follows (amounts in thousands):

2011	United States	Other Countries	Consolidated Totals
Revenues from external customers	$1,210,531	$276,467	$1,486,998
Long-lived assets	248,835	105,748	354,583
2010
Revenues from external customers	$881,591	$—	$881,591
Long-lived assets	248,054	—	248,054
2009
Revenues from external customers	$727,599	$—	$727,599
Long-lived assets	254,461	—	254,461

30. EARNINGS PER SHARE

Earnings per share for 2011, 2010 and 2009, are (amounts in thousands, except per share data):

2011	Titan Net income (loss)	Weighted- average shares	Per share amount
Basic earnings per share	$58,152	41,657	$1.40
Effect of stock options/trusts	—	233
Effect of convertible notes	4,476	11,254
Diluted earnings per share	$62,628	53,144	$1.18
2010
Basic and diluted loss per share (a)	$(5,926)	34,896	$(0.17)
2009
Basic and diluted loss per share (b)	$(24,645)	34,708	$(0.71)

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31. SUPPLEMENTARY DATA – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(All amounts in thousands, except per share data)

Quarter ended	March 31		June 30	September 30	December 31		Year ended December 31
2011
Net sales	$280,829		$404,447	$398,805	$402,917		$1,486,998
Gross profit	56,272		64,334	52,994	58,508		232,108
Titan net income (loss)	(3,036)	(a)	25,564	21,163	14,461		58,152
Per share amounts:
Basic	(.07)	(a)	.61	.50	.34		1.40	(b)
Diluted	(.07)	(a)	.50	.42	.29		1.18	(b)
2010
Net sales	$196,448		$229,656	$222,818	$232,669		$881,591
Gross profit	26,087		33,903	27,946	16,154	(c)	104,090
Titan net income (loss)	2,078		4,569	4,015	(16,588)	(d)	(5,926)
Per share amounts:
Basic	.06		.13	.12	(.47)	(d)	(.17)	(b)
Diluted	.06		.12	.11	(.47)	(d)	(.17)	(b)

(a)	Noncash convertible debt charge of $16.1 million was included in the quarter ended March 31, 2011.

(b)	As a result of changes in outstanding share balances and dilution factors, year-end per share amounts do not agree to the sum of the quarters.

(c)	Inventory write-downs of $15.0 million for certain large earthmoving/construction tires were included in the quarter ended December 31, 2010.

(d)	Loss on note repurchase of $11.4 million was included in the quarter ended December 31, 2010.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

32. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The Company's 5.625% convertible senior subordinated notes (convertible notes) are guaranteed by the following 100% owned subsidiaries of the Company: Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, Titan Tire Corporation of Texas, Titan Wheel Corporation of Illinois, and Titan Wheel Corporation of Virginia. The note guarantees are full and unconditional, joint and several obligations of the guarantors. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The following condensed consolidating financial statements are presented using the equity method of accounting. The Company has revised the guarantor financial statements for periods prior to 2011 to reflect a change in the guarantors of the Company's convertible notes. The guarantors for the convertible notes were previously tied to the guarantors of the Company's 8% senior unsecured notes which were satisfied and discharged in the first quarter of 2011. After these notes were satisfied and discharged, the indenture for the convertible notes released several of the guarantor subsidiaries. Certain sales & marketing expenses recorded by non-guarantor subsidiaries have not been allocated to the guarantor subsidiaries.

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,195,707	$291,291	$—	$1,486,998
Cost of sales	1,276	984,289	269,325	—	1,254,890
Gross profit (loss)	(1,276)	211,418	21,966	—	232,108
Selling, general and administrative expenses	30,936	10,648	44,333	—	85,917
Research and development expenses	87	4,141	—	—	4,228
Royalty expense	—	7,997	1,793	—	9,790
Income (loss) from operations	(32,299)	188,632	(24,160)	—	132,173
Interest expense	(24,489)	—	(770)	—	(25,259)
Noncash convertible debt conversion charge	(16,135)	—	—	—	(16,135)
Other income (expense)	5,456	(127)	(213)	—	5,116
Income (loss) before income taxes	(67,467)	188,505	(25,143)	—	95,895
Provision (benefit) for income taxes	(17,294)	63,527	(8,474)	—	37,759
Equity in earnings of subsidiaries	108,309	—	—	(108,309)	—
Net income (loss)	58,136	124,978	(16,669)	(108,309)	58,136
Net loss noncontrolling interests	—	—	—	(16)	(16)
Net income (loss) attributable to Titan	$58,136	$124,978	$(16,669)	$(108,293)	$58,152

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2010
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$881,591	$—	$—	$881,591
Cost of sales	2,340	773,396	1,765	—	777,501
Gross profit (loss)	(2,340)	108,195	(1,765)	—	104,090
Selling, general and administrative expenses	27,400	8,790	21,375	—	57,565
Research and development expenses	—	6,317	—	—	6,317
Royalty expense	—	9,263	—	—	9,263
Income (loss) from operations	(29,740)	83,825	(23,140)	—	30,945
Interest expense	(26,667)	—	—	—	(26,667)
Loss on note repurchase	(14,573)	—	—	—	(14,573)
Other income	921	49	135	—	1,105
Income (loss) before income taxes	(70,059)	83,874	(23,005)	—	(9,190)
Provision (benefit) for income taxes	(31,409)	38,463	(10,318)	—	(3,264)
Equity in earnings of subsidiaries	32,724	—	—	(32,724)	—
Net income (loss)	$(5,926)	$45,411	$(12,687)	$(32,724)	$(5,926)

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2009
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$727,599	$—	$—	$727,599
Cost of sales	(6)	669,561	2,079	—	671,634
Gross profit (loss)	6	58,038	(2,079)	—	55,965
Selling, general and administrative expenses	16,549	10,321	19,864	—	46,734
Research and development expenses	67	8,783	—	—	8,850
Royalty expense	—	7,573	—	—	7,573
Noncash goodwill impairment charge	—	—	11,702	—	11,702
Income (loss) from operations	(16,610)	31,361	(33,645)	—	(18,894)
Interest expense	(16,246)	—	—	—	(16,246)
Gain on note repurchase	1,398	—	—	—	1,398
Other income	1,452	125	163	—	1,740
Income (loss) before income taxes	(30,006)	31,486	(33,482)	—	(32,002)
Provision (benefit) for income taxes	(6,897)	7,238	(7,698)	—	(7,357)
Equity in earnings of subsidiaries	(1,536)	—	—	1,536	—
Net income (loss)	$(24,645)	$24,248	$(25,784)	$1,536	$(24,645)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$125,266	$6	$3,898	$—	$129,170
Accounts receivable	—	137,226	52,301	—	189,527
Inventories	—	162,134	28,738	—	190,872
Prepaid and other current assets	27,251	15,490	12,283	—	55,024
Total current assets	152,517	314,856	97,220	—	564,593
Property, plant and equipment, net	9,562	219,734	105,446	—	334,742
Investment in subsidiaries	184,317	—	—	(184,317)	—
Other assets	44,918	1,454	64,579	—	110,951
Total assets	$391,314	$536,044	$267,245	$(184,317)	$1,010,286
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$11,723	$—	$11,723
Accounts payable	930	33,563	42,081	—	76,574
Other current liabilities	22,687	39,457	25,325	—	87,469
Total current liabilities	23,617	73,020	79,129	—	175,766
Long-term debt	312,881	—	5,000	—	317,881
Other long-term liabilities	29,267	38,187	52,306	—	119,760
Intercompany accounts	(369,690)	157,264	212,426	—	—
Titan stockholders' equity	395,239	267,573	(81,616)	(185,957)	395,239
Noncontrolling interests	—	—	—	1,640	1,640
Total liabilities and stockholders’ equity	$391,314	$536,044	$267,245	$(184,317)	$1,010,286

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2010
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$239,362	$6	$132	$—	$239,500
Accounts receivable	—	89,004	—	—	89,004
Inventories	—	118,143	—	—	118,143
Prepaid and other current assets	17,981	16,240	482	—	34,703
Total current assets	257,343	223,393	614	—	481,350
Property, plant and equipment, net	7,678	235,143	5,233	—	248,054
Investment in subsidiaries	42,541	—	—	(42,541)	—
Other assets	22,183	869	28,424	—	51,476
Total assets	$329,745	$459,405	$34,271	$(42,541)	$780,880
Liabilities and Stockholders’ Equity
Accounts payable	$1,406	$33,473	$402	$—	$35,281
Other current liabilities	16,066	39,186	1,820	—	57,072
Total current liabilities	17,472	72,659	2,222	—	92,353
Long-term debt	373,564	—	—	—	373,564
Other long-term liabilities	8,855	28,083	5,994	—	42,932
Intercompany accounts	(342,177)	165,269	176,908	—	—
Stockholders’ equity	272,031	193,394	(150,853)	(42,541)	272,031
Total liabilities and stockholders’ equity	$329,745	$459,405	$34,271	$(42,541)	$780,880

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(12,391)	$17,958	$(1,141)	$4,426
Cash flows from investing activities:
Capital expenditures	(3,530)	(19,721)	(12,493)	(35,744)
Acquisitions, net of cash acquired	(99,118)	—	—	(99,118)
Purchases of marketable securities	(30,000)	—	—	(30,000)
Sales of marketable securities	31,586	—	—	31,586
Other, net	—	1,763	710	2,473
Net cash used for investing activities	(101,062)	(17,958)	(11,783)	(130,803)
Cash flows from financing activities:
Repurchase of senior unsecured notes	(1,064)	—	—	(1,064)
Payment on debt	—	—	(8,856)	(8,856)
Term loan borrowing	—	—	25,879	25,879
Proceeds from exercise of stock options	524	—	—	524
Excess tax benefit from stock options exercised	706	—	—	706
Dividends paid	(809)	—	—	(809)
Net cash provided by (used for) financing activities	(643)	—	17,023	16,380
Effect of exchange rate change on cash	—	—	(333)	(333)
Net increase (decrease) in cash and cash equivalents	(114,096)	—	3,766	(110,330)
Cash and cash equivalents, beginning of period	239,362	6	132	239,500
Cash and cash equivalents, end of period	$125,266	$6	$3,898	$129,170

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2010
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$28,158	$22,036	$517	$50,711
Cash flows from investing activities:
Capital expenditures	(6,155)	(22,123)	(576)	(28,854)
Other, net	—	82	24	106
Net cash used for investing activities	(6,155)	(22,041)	(552)	(28,748)
Cash flows from financing activities:
Proceeds from borrowings	200,000	—	—	200,000
Repurchase of senior notes	(206,166)	—	—	(206,166)
Proceeds from exercise of stock options	285	—	—	285
Payment of financing fees	(5,057)	—	—	(5,057)
Dividends paid	(707)	—	—	(707)
Net cash used for financing activities	(11,645)	—	—	(11,645)
Net increase (decrease) in cash and cash equivalents	10,358	(5)	(35)	10,318
Cash and cash equivalents, beginning of period	229,004	11	167	229,182
Cash and cash equivalents, end of period	$239,362	$6	$132	$239,500

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2009
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$36,592	$36,248	$(527)	$72,313
Cash flows from investing activities:
Capital expenditures	(2,704)	(36,322)	(511)	(39,537)
Acquisition of shares of Titan Europe Plc	—	—	(2,399)	(2,399)
Other, net	—	25	1,017	1,042
Net cash used for investing activities	(2,704)	(36,297)	(1,893)	(40,894)
Cash flows from financing activities:
Proceeds from borrowings	172,500	—	—	172,500
Repurchase of senior notes	(4,726)	—	—	(4,726)
Payment on revolving credit facility, net	(25,000)	—	—	(25,000)
Proceeds from exercise of stock options	1,142	—	—	1,142
Payment of financing fees	(7,107)	—	—	(7,107)
Dividends paid	(704)	—	—	(704)
Net cash provided by financing activities	136,105	—	—	136,105
Net increase (decrease) in cash and cash equivalents	169,993	(49)	(2,420)	167,524
Cash and cash equivalents, beginning of period	59,011	60	2,587	61,658
Cash and cash equivalents, end of period	$229,004	$11	$167	$229,182

33. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The Company's 7.875% senior secured notes are guaranteed by the following 100% owned subsidiaries of the Company: Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois. The note guarantees are full and unconditional, joint and several obligations of the guarantors. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The following condensed consolidating financial statements are presented using the equity method of accounting. The Company has revised the guarantor financial statements for all periods presented in order to correct the equity method presentation for a subsidiary of a guarantor subsidiary. As a result of this change, the guarantor subsidiaries column shows decreased investment in subsidiaries of $9.1 million at December 31, 2010. Certain sales & marketing expenses recorded by non-guarantor subsidiaries have not been allocated to the guarantor subsidiaries.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,172,869	$314,129	$—	$1,486,998
Cost of sales	1,276	961,659	291,955	—	1,254,890
Gross profit (loss)	(1,276)	211,210	22,174	—	232,108
Selling, general and administrative expenses	30,936	10,291	44,690	—	85,917
Research and development expenses	87	4,134	7	—	4,228
Royalty expense	—	7,997	1,793	—	9,790
Income (loss) from operations	(32,299)	188,788	(24,316)	—	132,173
Interest expense	(24,489)	—	(770)	—	(25,259)
Noncash convertible debt conversion charge	(16,135)	—	—	—	(16,135)
Other income (expense)	5,456	(511)	171	—	5,116
Income (loss) before income taxes	(67,467)	188,277	(24,915)	—	95,895
Provision (benefit) for income taxes	(17,294)	63,450	(8,397)	—	37,759
Equity in earnings of subsidiaries	108,309	—	—	(108,309)	—
Net income (loss)	58,136	124,827	(16,518)	(108,309)	58,136
Net loss noncontrolling interests	—	—	—	(16)	(16)
Net income (loss) attributable to Titan	$58,136	$124,827	$(16,518)	$(108,293)	$58,152

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2010
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$863,575	$18,016	$—	$881,591
Cost of sales	2,340	752,219	22,942	—	777,501
Gross profit (loss)	(2,340)	111,356	(4,926)	—	104,090
Selling, general and administrative expenses	27,400	8,491	21,674	—	57,565
Research and development expenses	—	6,190	127	—	6,317
Royalty expense	—	9,263	—	—	9,263
Income (loss) from operations	(29,740)	87,412	(26,727)	—	30,945
Interest expense	(26,667)	—	—	—	(26,667)
Loss on note repurchase	(14,573)	—	—	—	(14,573)
Other income	921	59	125	—	1,105
Income (loss) before income taxes	(70,059)	87,471	(26,602)	—	(9,190)
Provision (benefit) for income taxes	(31,409)	40,076	(11,931)	—	(3,264)
Equity in earnings of subsidiaries	32,724	—	—	(32,724)	—
Net income (loss)	$(5,926)	$47,395	$(14,671)	$(32,724)	$(5,926)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2009
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$713,487	$14,112	$—	$727,599
Cost of sales	(6)	650,820	20,820	—	671,634
Gross profit (loss)	6	62,667	(6,708)	—	55,965
Selling, general and administrative expenses	16,549	9,719	20,466	—	46,734
Research and development expenses	67	8,616	167	—	8,850
Royalty expense	—	7,573	—	—	7,573
Noncash goodwill impairment charge	—	—	11,702	—	11,702
Income (loss) from operations	(16,610)	36,759	(39,043)	—	(18,894)
Interest expense	(16,246)	—	—	—	(16,246)
Gain on note repurchase	1,398	—	—	—	1,398
Other income	1,452	125	163	—	1,740
Income (loss) before income taxes	(30,006)	36,884	(38,880)	—	(32,002)
Provision (benefit) for income taxes	(6,897)	8,479	(8,939)	—	(7,357)
Equity in earnings of subsidiaries	(1,536)	—	—	1,536	—
Net income (loss)	$(24,645)	$28,405	$(29,941)	$1,536	$(24,645)

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$125,266	$4	$3,900	$—	$129,170
Accounts receivable	—	133,320	56,207	—	189,527
Inventories	—	144,511	46,361	—	190,872
Prepaid and other current assets	27,251	15,385	12,388	—	55,024
Total current assets	152,517	293,220	118,856	—	564,593
Property, plant and equipment, net	9,562	205,027	120,153	—	334,742
Investment in subsidiaries	184,307	—	—	(184,307)	—
Other assets	44,918	1,454	64,579	—	110,951
Total assets	$391,304	$499,701	$303,588	$(184,307)	$1,010,286
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$11,723	$—	$11,723
Accounts payable	930	33,070	42,574		76,574
Other current liabilities	22,687	39,104	25,678	—	87,469
Total current liabilities	23,617	72,174	79,975	—	175,766
Long-term debt	312,881	—	5,000	—	317,881
Other long-term liabilities	29,267	38,125	52,368	—	119,760
Intercompany accounts	(369,700)	85,560	284,140	—	—
Titan stockholders' equity	395,239	303,842	(117,895)	(185,947)	395,239
Noncontrolling interests	—	—	—	1,640	1,640
Total liabilities and stockholders’ equity	$391,304	$499,701	$303,588	$(184,307)	$1,010,286

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2010
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$239,362	$3	$135	$—	$239,500
Accounts receivable	—	85,335	3,669	—	89,004
Inventories	—	103,265	14,878	—	118,143
Prepaid and other current assets	17,981	15,937	785	—	34,703
Total current assets	257,343	204,540	19,467	—	481,350
Property, plant and equipment, net	7,678	218,999	21,377	—	248,054
Investment in subsidiaries	42,531	—	—	(42,531)	—
Other assets	22,183	869	28,424	—	51,476
Total assets	$329,735	$424,408	$69,268	$(42,531)	$780,880
Liabilities and Stockholders’ Equity
Accounts payable	$1,406	$32,305	$1,570	$—	$35,281
Other current liabilities	16,066	38,689	2,317	—	57,072
Total current liabilities	17,472	70,994	3,887	—	92,353
Long-term debt	373,564	—	—	—	373,564
Other long-term liabilities	8,855	28,083	5,994	—	42,932
Intercompany accounts	(342,187)	97,466	244,721	—	—
Stockholders’ equity	272,031	227,865	(185,334)	(42,531)	272,031
Total liabilities and stockholders’ equity	$329,735	$424,408	$69,268	$(42,531)	$780,880

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(12,391)	$17,609	$(792)	$4,426
Cash flows from investing activities:
Capital expenditures	(3,530)	(19,371)	(12,843)	(35,744)
Acquisitions, net of cash acquired	(99,118)	—	—	(99,118)
Purchases of marketable securities	(30,000)	—	—	(30,000)
Sales of marketable securities	31,586	—	—	31,586
Other, net	—	1,763	710	2,473
Net cash used for investing activities	(101,062)	(17,608)	(12,133)	(130,803)
Cash flows from financing activities:
Repurchase of senior unsecured notes	(1,064)	—	—	(1,064)
Payment on debt	—	—	(8,856)	(8,856)
Term loan borrowing	—	—	25,879	25,879
Proceeds from exercise of stock options	524	—	—	524
Excess tax benefit from stock options exercised	706	—	—	706
Dividends paid	(809)	—	—	(809)
Net cash provided by (used for) financing activities	(643)	—	17,023	16,380
Effect of exchange rate change on cash	—	—	(333)	(333)
Net increase (decrease) in cash and cash equivalents	(114,096)	1	3,765	(110,330)
Cash and cash equivalents, beginning of period	239,362	3	135	239,500
Cash and cash equivalents, end of period	$125,266	$4	$3,900	$129,170

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2010
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$28,158	$21,809	$744	$50,711
Cash flows from investing activities:
Capital expenditures	(6,155)	(21,865)	(834)	(28,854)
Other, net	—	51	55	106
Net cash used for investing activities	(6,155)	(21,814)	(779)	(28,748)
Cash flows from financing activities:
Proceeds from borrowings	200,000	—	—	200,000
Repurchase of senior notes	(206,166)	—	—	(206,166)
Proceeds from exercise of stock options	285	—	—	285
Payment of financing fees	(5,057)	—	—	(5,057)
Dividends paid	(707)	—	—	(707)
Net cash used for financing activities	(11,645)	—	—	(11,645)
Net increase (decrease) in cash and cash equivalents	10,358	(5)	(35)	10,318
Cash and cash equivalents, beginning of period	229,004	8	170	229,182
Cash and cash equivalents, end of period	$239,362	$3	$135	$239,500

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2009
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$36,592	$35,986	$(265)	$72,313
Cash flows from investing activities:
Capital expenditures	(2,704)	(36,061)	(772)	(39,537)
Acquisition of shares of Titan Europe Plc	—	—	(2,399)	(2,399)
Other, net	—	25	1,017	1,042
Net cash used for investing activities	(2,704)	(36,036)	(2,154)	(40,894)
Cash flows from financing activities:
Proceeds from borrowings	172,500	—	—	172,500
Repurchase of senior notes	(4,726)	—	—	(4,726)
Payment on revolving credit facility, net	(25,000)	—	—	(25,000)
Proceeds from exercise of stock options	1,142	—	—	1,142
Payment of financing fees	(7,107)	—	—	(7,107)
Dividends paid	(704)	—	—	(704)
Net cash provided by financing activities	136,105	—	—	136,105
Net increase (decrease) in cash and cash equivalents	169,993	(50)	(2,419)	167,524
Cash and cash equivalents, beginning of period	59,011	58	2,589	61,658
Cash and cash equivalents, end of period	$229,004	$8	$170	$229,182

TITAN INTERNATIONAL, INC.

SCHEDULE II – VALUATION RESERVES

Description	Balance at beginning of year	Additions to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2011
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$3,889,000	$408,000	$(93,000)	$4,204,000

Year ended December 31, 2010
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$3,958,000	$255,000	$(324,000)	$3,889,000

Year ended December 31, 2009
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$6,639,000	$1,248,000	$(3,929,000)	$3,958,000

S- 1