Form 10-Q
period 2012-03-31
TITAN INTERNATIONAL INC
filed 2012-04-26
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: March 31, 2012
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	April 23, 2012

Common stock, no par value per share	42,242,524

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended
	March 31,
	2012	2011
Net sales	$463,088	$280,829
Cost of sales	369,725	224,557
Gross profit	93,363	56,272
Selling, general and administrative expenses	30,835	25,293
Research and development expenses	1,508	1,183
Royalty expense	2,349	2,917
Income from operations	58,671	26,879
Interest expense	(6,295)	(6,280)
Noncash convertible debt conversion charge	—	(16,135)
Other income	3,111	193
Income before income taxes	55,487	4,657
Provision for income taxes	20,093	7,693
Net income (loss)	35,394	(3,036)
Net loss attributable to noncontrolling interests	(25)	—
Net income (loss) attributable to Titan	$35,419	$(3,036)

Earnings (loss) per common share:
Basic	$.84	$(.07)
Diluted	$.68	$(.07)
Average common shares and equivalents outstanding:
Basic	42,105	40,511
Diluted	53,450	40,511

Dividends declared per common share:	$.005	$.005

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(All amounts in thousands)

	Three months ended
	March 31,
	2012	2011
Net income (loss)	$35,394	$(3,036)
Unrealized gain (loss) on investments, net of tax of $3,475 and $535, respectively	5,917	(993)
Currency translation adjustment	3,567	—
Pension liability adjustments, net of tax of $491and $363, respectively	836	593
Comprehensive income (loss)	45,714	(3,436)
Net comprehensive loss attributable to noncontrolling interests	(25)	—
Comprehensive income (loss) attributable to Titan	$45,739	$(3,436)

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except share data)

	March 31,	December 31,
Assets	2012	2011
Current assets
Cash and cash equivalents	$129,308	$129,170
Accounts receivable, net	245,948	189,527
Inventories	214,154	190,872
Deferred income taxes	34,098	26,775
Prepaid and other current assets	31,528	28,249
Total current assets	655,036	564,593
Property, plant and equipment, net	333,918	334,742
Other assets	110,245	110,951
Total assets	$1,099,199	$1,010,286
Liabilities and Equity
Current liabilities
Short-term debt	$—	$11,723
Accounts payable	112,666	76,574
Other current liabilities	99,481	87,469
Total current liabilities	212,147	175,766
Long-term debt	317,881	317,881
Deferred income taxes	38,414	38,691
Other long-term liabilities	87,069	81,069
Total liabilities	655,511	613,407
Equity:
Titan stockholder's equity
Common stock (no par, 120,000,000 shares authorized, 44,092,997 issued)	37	37
Additional paid-in capital	381,328	380,295
Retained earnings	102,261	67,053
Treasury stock (at cost, 1,856,828 and 1,887,316 shares, respectively)	(17,065)	(17,338)
Treasury stock reserved for deferred compensation	(1,233)	(1,233)
Accumulated other comprehensive loss	(23,255)	(33,575)
Total Titan stockholders’ equity	442,073	395,239
Noncontrolling interests	1,615	1,640
Total equity	443,688	396,879
Total liabilities and equity	$1,099,199	$1,010,286

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for contractual obligations	Accumulated other comprehensive income (loss)	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2012	42,205,681	$37	$380,295	$67,053	$(17,338)	$(1,233)	$(33,575)	$395,239	$1,640	$396,879
Net income				35,419				35,419	(25)	35,394
Currency translation adjustment							3,567	3,567		3,567
Pension liability adjustments, net of tax							836	836		836
Unrealized gain on investment, net of tax							5,917	5,917		5,917
Dividends on common stock				(211)				(211)		(211)
Exercise of stock options	23,490		160		210			370		370
Stock-based compensation			791					791		791
Tax benefit related to stock-based compensation			6					6		6
Issuance of treasury stock under 401(k) plan	6,998		76		63			139		139
Balance March 31, 2012	42,236,169	$37	$381,328	$102,261	$(17,065)	$(1,233)	$(23,255)	$442,073	$1,615	$443,688

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2012	2011
Net income (loss)	$35,394	$(3,036)
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation and amortization	11,843	9,299
Deferred income tax provision	(8,091)	7,415
Noncash convertible debt conversion charge	—	16,135
Stock-based compensation	791	393
Excess tax benefit from stock options exercised	(6)	—
Issuance of treasury stock under 401(k) plan	139	126
(Increase) decrease in assets:
Accounts receivable	(54,988)	(50,021)
Inventories	(22,449)	(5,697)
Prepaid and other current assets	(3,033)	632
Other assets	(3,089)	10
Increase in liabilities:
Accounts payable	35,334	9,905
Other current liabilities	11,580	8,442
Other liabilities	17,223	802
Net cash provided by (used for) operating activities	20,648	(5,595)
Cash flows from investing activities:
Capital expenditures	(8,155)	(3,469)
Other	108	623
Net cash used for investing activities	(8,047)	(2,846)
Cash flows from financing activities:
Repurchase of senior unsecured notes	—	(1,064)
Payment on debt	(12,444)	—
Proceeds from exercise of stock options	370	230
Excess tax benefit from stock options exercised	6	—
Dividends paid	(211)	(177)
Net cash used for financing activities	(12,279)	(1,011)
Effect of exchange rate changes on cash	(184)	—
Net increase (decrease) in cash and cash equivalents	138	(9,452)
Cash and cash equivalents, beginning of period	129,170	239,500
Cash and cash equivalents, end of period	$129,308	$230,048

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.	ACCOUNTING POLICIES

In the opinion of Titan International, Inc. ("Titan" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary for a fair statement of the Company's financial position as of March 31, 2012, and the results of operations and cash flows for the three months ended March 31, 2012 and 2011.

Accounting policies have continued without significant change and are described in the Description of Business and Significant Accounting Policies contained in the Company's 2011 Annual Report on Form 10-K. These interim financial statements have been prepared pursuant to the Securities and Exchange Commission's rules for Form 10-Q's and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2011 Annual Report on Form 10-K.

Sales
Sales and revenues are presented net of sales taxes and other related taxes.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value.  Investments in marketable equity securities are recorded at fair value.  The 7.875% senior secured notes due 2017 ("senior secured notes") and 5.625% convertible senior subordinated notes due 2017 ("convertible notes") are carried at cost of $200.0 million and $112.9 million at March 31, 2012, respectively. The fair value of these notes at March 31, 2012, as obtained through independent pricing sources, was approximately $213.0 million for the senior secured notes and approximately $277.6 million for the convertible notes. The increase in the fair value of the convertible notes is due primarily to the increased value of the underlying common stock.

Cash dividends
The Company declared cash dividends of $.005 per share of common stock for each of the three months ended March 31, 2012, and 2011.

Interest paid
Titan paid $11.5 million and $13.0 million for interest for the three months ended March 31, 2012 and 2011, respectively.

Income taxes paid
Titan paid $10.7 million and $0.1 million for income taxes for the three months ended March 31, 2012 and 2011, respectively.

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

Subsequent Events
The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date of issuance of the financial statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

2. ACQUISITIONS

Acquisition of Goodyear's Latin American Farm Tire Business
On April 1, 2011, Titan closed on the acquisition of The Goodyear Tire & Rubber Company's ("Goodyear") Latin American farm tire business for approximately $98.6 million U.S. dollars. The transaction includes Goodyear's Sao Paulo, Brazil manufacturing plant, property, equipment; inventories; a licensing agreement that allows Titan to sell Goodyear-brand farm tires in Latin America for seven years; and extends the North American licensing agreement for seven years.

The purchase price was allocated to the assets acquired and the liabilities assumed based on their fair values. Inventory was valued using the comparative sales method. Real and personal property was valued at fair value. The excess of the purchase price of the identifiable assets acquired and liabilities assumed was reflected as goodwill. The goodwill was allocated to the agricultural segment.

The purchase price allocation of the Latin American farm tire business consisted of the following (in thousands):

Cash	$1,018
Inventories	14,562
Deferred income taxes - current asset	2,948
Prepaid & other current assets	4,929
Property, plant & equipment	108,905
Goodwill	11,536
Other assets	39,263
Other current liabilities	(21,127)
Deferred income taxes - noncurrent liability	(22,573)
Other noncurrent liabilities	(40,823)
Net assets acquired	$98,638

The purchase price allocation has changed from that reported in the Form 10-K for the year ended December 31, 2011. In the first quarter of 2012, after filing of the Form 10-K for the year ended December 31, 2011, Titan became aware of information related to the classification of the Latin American business for US tax purposes. As a result of this information, which was available at the time of acquisition, Titan concluded that there was an error in the original accounting for the acquisition. Titan has concluded that the impact of this error is immaterial to the consolidated financial statements for the year ended December 31, 2011 and for the quarter ended March 31, 2012, and therefore the correction of this error was recorded as of January 1, 2012. The correction of this error impacted the following areas: an increase in current deferred income tax asset of $2.9 million, a decrease in goodwill of $11.4 million, and a decrease in noncurrent deferred income tax liability of $8.4 million. As a result of currency exchange rate differences, the January 1, 2012 recorded decrease in goodwill was $10.1 million, with a $1.2 million offset in currency translation adjustment.

Pro forma financial information
The following unaudited pro forma financial information gives effect to the acquisition of Goodyear's Latin American farm tire business as if the acquisition had taken place on January 1, 2011. The pro forma financial information for the Sao Paulo, Brazil manufacturing facility was derived from The Goodyear Tire & Rubber Company's historical accounting records. These amounts have been calculated by adjusting the historical results of the Sao Paulo, Brazil facility to reflect the additional depreciation and the amortization of the prepaid royalty discount and supply agreement liability assuming the fair value adjustments had taken place.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Pro forma financial information is as follows (in thousands, except per share data):

	Three months ended March 31,
	2012 (Actual)	2011 (Pro forma)
Net sales	$463,088	$309,229
Net income	35,394	1,094
Net income attributable to Titan	35,419	1,094
Basic earnings per share	$.84	$.03
Diluted earnings per share	.68	.04

The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2011, nor is it necessarily indicative of Titan's future consolidated results of operations or financial position. The net sales for the three months ended March 31, 2012 include $57.5 million of supply agreement sales, which are not included in the 2011 pro forma financial information.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (amounts in thousands):

	March 31, 2012	December 31, 2011
Accounts receivable	$250,740	$193,731
Allowance for doubtful accounts	(4,792)	(4,204)
Accounts receivable, net	$245,948	$189,527

Accounts receivable are reduced by an allowance for doubtful accounts which is based on historical losses.

4. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	March 31, 2012	December 31, 2011
Raw material	$101,312	$97,257
Work-in-process	31,751	31,141
Finished goods	89,169	75,137
	222,232	203,535
Adjustment to LIFO basis	(8,078)	(12,663)
	$214,154	$190,872

At March 31, 2012, approximately 31% of the Company's inventories were valued under the last-in, first-out (LIFO) method. At December 31, 2011, approximately 30% of the Company's inventories were valued under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. All inventories are valued at lower of cost or market. The LIFO reserve decreased primarily as a result of the composition of inventory. An overall increase in raw material relative to total inventory resulted in a greater decrease in the FIFO cost versus the LIFO cost.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following (amounts in thousands):

	March 31, 2012	December 31, 2011
Land and improvements	$20,834	$20,330
Buildings and improvements	124,036	121,847
Machinery and equipment	456,170	456,236
Tools, dies and molds	89,711	88,676
Construction-in-process	14,366	14,606
	705,117	701,695
Less accumulated depreciation	(371,199)	(366,953)
	$333,918	$334,742

Depreciation on fixed assets for the three months ended March 31, 2012 and 2011, totaled $11.4 million and $8.8 million, respectively.

6. INVESTMENT IN TITAN EUROPE

Investment in Titan Europe Plc consisted of the following (amounts in thousands):

	March 31, 2012	December 31, 2011
Investment in Titan Europe Plc	$38,389	$28,998

Titan Europe Plc is publicly traded on the AIM market in London, England.  The Company’s investment in Titan Europe represents a 21.8% ownership percentage.  The Company has considered the applicable guidance in Accounting Standards Codification (ASC) 323 Investments – Equity Method and Joint Ventures and has concluded that the Company’s investment in Titan Europe Plc should be accounted for as an available-for-sale security and recorded at fair value in accordance with ASC 320 Investments – Debt and Equity Securities as the Company does not have significant influence over Titan Europe Plc.  The investment in Titan Europe Plc is included as a component of other assets on the Consolidated Condensed Balance Sheets.  Titan’s cost basis in Titan Europe is $5.0 million.  Titan’s accumulated other comprehensive income includes a gain on the Titan Europe Plc investment of $21.4 million, which is net of tax of $11.9 million.  The increased value in the Titan Europe Plc investment at March 31, 2012, was due primarily to a higher publicly quoted Titan Europe Plc market price.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

7. GOODWILL

Changes in goodwill consisted of the following (amounts in thousands):

	2012	2011
Agricultural segment
Goodwill balance, January 1	$19,841	$—
Acquisition adjustment	(10,134)	—
Foreign currency translation	585	—
Goodwill balance, March 31	$10,292	$—

The Company's goodwill balance is related to the acquisition of Goodyear's Latin American farm tire business which included the Sao Paulo, Brazil manufacturing facility. Goodwill is included as a component of other assets in the Consolidated Condensed Balance Sheets. The Company reviews goodwill for impairment during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. See Note 2 for additional information.

8. WARRANTY

Changes in the warranty liability consisted of the following (amounts in thousands):

	2012	2011
Warranty liability, January 1	$17,659	$12,471
Provision for warranty liabilities	7,773	5,256
Warranty payments made	(5,899)	(3,743)
Warranty liability, March 31	$19,533	$13,984

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

9. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2012	December 31, 2011
7.875% senior secured notes due 2017	$200,000	$200,000
5.625% convertible senior subordinated notes due 2017	112,881	112,881
Other debt	5,000	16,723
	317,881	329,604
Less amounts due within one year	—	11,723
	$317,881	$317,881

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Aggregate maturities of long-term debt at March 31, 2012, were as follows (amounts in thousands):

April 1 - December 31, 2012	$—
2013	5,000
2014	—
2015	—
2016	—
Thereafter	312,881
$317,881

7.875% senior secured notes due 2017
The Company’s 7.875% senior secured notes ("senior secured notes") are due October 2017.  These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport and Titan Wheel Corporation of Illinois.  The Company’s senior secured notes outstanding balance was $200.0 million at March 31, 2012.

5.625% convertible senior subordinated notes due 2017
The Company’s 5.625% convertible senior subordinated notes ("convertible notes") are due January 2017.   The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The Company’s convertible notes balance was $112.9 million at March 31, 2012.

Revolving credit facility
The Company’s $100 million revolving credit facility ("credit facility") with agent Bank of America, N.A. has a January 2014 termination date and is collateralized by the accounts receivable and inventory of Titan and certain of its domestic subsidiaries.  During the first three months of 2012 and at March 31, 2012, there were no borrowings under the credit facility.  Outstanding letters of credit were $12.0 million at March 31, 2012, leaving $88.0 million of unused availability on the credit facility. The credit facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants.   Titan is in compliance with these covenants and restrictions as of March 31, 2012.

Other debt
Brazil Term Loan
In May 2011, the Company entered into a two-year, unsecured $10.0 million Term Loan with Bank of America, N.A. (BoA Term Loan) to provide working capital for the Sao Paulo, Brazil manufacturing facility. Borrowings under the BoA Term Loan bear interest at a rate equal to LIBOR plus 200 basis points. The BoA Term Loan shall be a minimum of $5.0 million with the option for an additional $5.0 million loan for a maximum of $10.0 million. The BoA Term Loan is due May 2013. The Company entered into an interest rate swap agreement and cross currency swap transaction with Bank of America Merrill Lynch Banco Multiplo S.A. that is designed to convert the outstanding $5.0 million US Dollar based LIBOR loan to a Brazilian Real based CDI loan. See Note 10 for additional information. As of March 31, 2012, the Company had $5.0 million outstanding on this loan and the interest rate including the effect of the swap agreement was approximately 12%.

Brazil Revolving Line of Credit
The Company's wholly-owned Brazilian subsidiary, Titan Pneus Do Brasil Ltda ("Titan Brazil"), has a revolving line of credit (Brazil line of credit) established with Bank of America Merrill Lynch Banco Multiplo S.A. in May 2011 that is secured by a $12.0 million line of credit between the Company and Bank of America N.A. under the Company's $100.0 million credit facility. Titan Brazil could borrow up to 16.0 million Brazilian Reais, which equates to approximately $8.8 million dollars as of March 31, 2012, for working capital purposes. Under the terms of the Brazil line of credit, borrowings, if any, bear interest at a rate of LIBOR plus 247 basis points. At March 31, 2012 there were no borrowings outstanding on this line of credit.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses a financial derivative to mitigate its exposure to volatility in the interest rate and foreign currency exchange rate in Brazil. The Company uses this derivate instrument to hedge exposure in the ordinary course of business and does not invest in derivative instruments for speculative purposes. In order to reduce interest rate and foreign currency risk on the BoA Term Loan, the Company entered into an interest rate swap agreement and cross currency swap transaction with Bank of America Merrill Lynch Banco Multiplo S.A. that is designed to convert the outstanding $5.0 million US Dollar based LIBOR loan to a Brazilian Real based CDI loan. The Company has not designated this agreement as a hedging instrument. Changes in the fair value of the cross currency swap are recorded in other income (expense) and changes in the fair value of the interest rate swap agreement are recorded as interest expense (or gain as an offset to interest expense). For the three months ended March 31, 2012, the Company recorded $0.1 million of other income related to this derivative.

11. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At March 31, 2012, future minimum rental commitments under noncancellable operating leases with initial or remaining terms of at least one year were as follows (amounts in thousands):

April 1 - December 31, 2012	$450
2013	475
2014	389
Thereafter	66
Total future minimum lease payments	$1,380

12. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement. The Company also sponsors four 401(k) retirement savings plans. The Company contributed approximately $0.6 million to the frozen defined pension plans during the three months ended March 31, 2012 and expects to contribute approximately $6.0 million to the frozen pension plans during the remainder of 2012.

The components of net periodic pension cost consisted of the following (amounts in thousands):

	Three months ended
	March 31,
	2012	2011
Interest cost	$1,133	$1,272
Expected return on assets	(1,252)	(1,315)
Amortization of unrecognized prior service cost	34	34
Amortization of unrecognized deferred taxes	—	(14)
Amortization of net unrecognized loss	1,293	936
Net periodic pension cost	$1,208	$913

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

13. ROYALTY EXPENSE

The Company has a trademark license agreement with Goodyear to manufacture and sell certain off-highway tires in North America and Latin America under the Goodyear name.  The North American and Latin American royalties were prepaid for seven years as a part of the 2011 Goodyear Latin American farm tire acquisition. Royalty expenses recorded were $2.3 million and $2.9 million for the first quarter of 2012 and 2011, respectively.

14. OTHER INCOME, NET

Other income consisted of the following (amounts in thousands):

	Three months ended
	March 31,
	2012	2011
Gain related to contractual obligation investments	$1,268	$93
Discount amortization on prepaid royalty	1,039	—
Interest income	205	145
Building rental income	175	—
Other income (expense)	424	(45)
	$3,111	$193

15. INCOME TAXES

The Company recorded income tax expense of $20.1 million and $7.7 million for the quarters ended March 31, 2012 and 2011, respectively. The Company's effective income tax rate was 36% and 165% for the three months ended March 31, 2012 and 2011, respectively. The Company's 2011 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $16.1 million noncash charge taken in connection with the Company's convertible debt. This noncash charge is not fully deductible for income tax purposes.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

16. SEGMENT INFORMATION

The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	Three months ended
	March 31,
	2012	2011
Revenues from external customers
Agricultural	$295,805	$209,997
Earthmoving/construction	104,568	66,511
Consumer	62,715	4,321
	$463,088	$280,829
Gross profit
Agricultural	$66,092	$47,700
Earthmoving/construction	22,347	8,195
Consumer	5,699	1,002
Unallocated corporate	(775)	(625)
	$93,363	$56,272
Income from operations
Agricultural	$60,663	$42,868
Earthmoving/construction	20,401	6,288
Consumer	3,102	916
Unallocated corporate	(25,495)	(23,193)
Income from operations	58,671	26,879

Interest expense	(6,295)	(6,280)
Noncash convertible debt conversion charge	—	(16,135)
Other income, net	3,111	193
Income before income taxes	$55,487	$4,657

Assets by segment were as follows (amounts in thousands):

	March 31, 2012	December 31, 2011
Total assets
Agricultural	$519,223	$444,611
Earthmoving/construction	212,687	193,566
Consumer	147,371	139,161
Unallocated corporate	219,918	232,948
	$1,099,199	$1,010,286

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

17. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended
	March 31, 2012			March 31, 2011
	Titan Net income (loss)	Weighted- average shares	Per share amount	Titan Net income (loss)	Weighted- average shares	Per share amount
Basic earnings per share	$35,419	42,105	$0.84	$(3,036)	40,511	$(0.07)
Effect of stock options/trusts	—	274		—	—
Effect of convertible notes	1,143	11,071		—	—
Diluted earnings per share	$36,562	53,450	$0.68	$(3,036)	40,511	$(0.07)

The effect of stock options/trusts has been excluded for the three months ended March 31, 2011, as the effect would have been antidilutive. The weighted average share amount excluded was 0.3 million shares.

The effect of convertible notes has been excluded for the three months ended March 31, 2011, as the effect would have been antidilutive. The weighted average share amount excluded was 12.3 million shares.

18. FAIR VALUE MEASUREMENTS

ASC 820 Fair Value Measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (amounts in thousands):

	March 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Investment in Titan Europe Plc (a)	$38,389	$38,389	$—	$—	$28,998	$28,998	$—	$—
Contractual obligation investments	13,662	13,662			12,395	12,395
Preferred stock	1,000	—	—	1,000	1,000	—	—	1,000
Interest rate swap	545	—	545	—	634	—	634	—
Total	$53,596	$52,051	$545	$1,000	$43,027	$41,393	$634	$1,000

(a) The fair value for all periods presented has been decreased by cumulative translation adjustment of $1.2 million, which relates to the Company's Titan Europe Plc ownership in 2005 and before.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table presents the changes during the periods presented in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2011	$1,000
Total realized and unrealized gains and losses	—
Balance as of March 31, 2012	$1,000

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

20. RECENTLY ISSUED ACCOUNTING STANDARDS

Comprehensive Income
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” The objective of this update is to improve the comparability, consistency, and transparency of financial reporting to increase the prominence of items reported in other comprehensive income. This update requires that all nonowner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December of 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." Titan adopted the required comprehensive income presentation updates in the first quarter of 2012. The Company has elected to present items of income and other comprehensive income in two separate, but consecutive, statements of net income and other comprehensive income. This change in presentation did not have a material effect on the Company's financial position, results of operations or cash flows.

21. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the chief executive officer of the Company.  The related party is Mr. Fred Taylor and is Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blackstone OTR, LLC; FBT Enterprises; and OTR Wheel Engineering.  Sales of Titan products to these companies were approximately $0.4 million and $0.9 million for the first quarter of 2012 and 2011, respectively.  Titan had trade receivables due from these companies of approximately $0.2 million at March 31, 2012, and approximately $0.0 million at December 31, 2011.  On other sales referred to Titan from these manufacturing representative companies, commissions were approximately $0.7 million and $0.6 million during the first quarter of 2012 and 2011, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

22. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION - 5.625% CONVERTIBLE NOTES

The Company's 5.625% convertible senior subordinated notes ("convertible notes") are guaranteed by the following 100% owned subsidiaries of the Company: Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, Titan Tire Corporation of Texas, Titan Wheel Corporation of Illinois, and Titan Wheel Corporation of Virginia. The note guarantees are full and unconditional, joint and several obligations of the guarantors. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The following condensed consolidating financial statements are presented using the equity method of accounting. Certain sales & marketing expenses recorded by non-guarantor subsidiaries have not been allocated to the guarantor subsidiaries.

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended March 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$371,129	$91,959	$—	$463,088
Cost of sales	302	285,024	84,399	—	369,725
Gross profit (loss)	(302)	86,105	7,560	—	93,363
Selling, general and administrative expenses	10,587	15,675	4,573	—	30,835
Research and development expenses	124	1,298	86	—	1,508
Royalty expense	—	1,693	656	—	2,349
Income (loss) from operations	(11,013)	67,439	2,245	—	58,671
Interest expense	(6,062)	—	(233)	—	(6,295)
Other income	2,174	497	440	—	3,111
Income (loss) before income taxes	(14,901)	67,936	2,452	—	55,487
Provision (benefit) for income taxes	(6,952)	25,041	2,004	—	20,093
Equity in earnings of subsidiaries	43,343	—	—	(43,343)	—
Net income (loss)	35,394	42,895	448	(43,343)	35,394
Net loss noncontrolling interests	—	—	—	(25)	(25)
Net income (loss) attributable to Titan	$35,394	$42,895	$448	$(43,318)	$35,419

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended March 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$280,829	$—	$—	$280,829
Cost of sales	361	223,754	442	—	224,557
Gross profit (loss)	(361)	57,075	(442)	—	56,272
Selling, general and administrative expenses	15,405	2,725	7,163	—	25,293
Research and development expenses	—	1,183	—	—	1,183
Royalty expense	—	2,917	—	—	2,917
Income (loss) from operations	(15,766)	50,250	(7,605)	—	26,879
Interest expense	(6,280)	—	—	—	(6,280)
Noncash convertible debt conversion charge	(16,135)	—	—	—	(16,135)
Other income (expense)	317	(202)	78	—	193
Income (loss) before income taxes	(37,864)	50,048	(7,527)	—	4,657
Provision (benefit) for income taxes	(8,039)	18,518	(2,786)	—	7,693
Equity in earnings of subsidiaries	26,789	—	—	(26,789)	—
Net income (loss)	$(3,036)	$31,530	$(4,741)	$(26,789)	$(3,036)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Three Months Ended March 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$35,394	$42,895	$448	$(43,343)	$35,394
Unrealized gain (loss) on investments, net of tax	5,917	—	5,917	(5,917)	5,917
Currency translation adjustment	3,567	—	3,567	(3,567)	3,567
Pension liability adjustments, net of tax	836	790	46	(836)	836
Comprehensive income (loss)	45,714	43,685	9,978	(53,663)	45,714
Net comprehensive loss attributable to noncontrolling interests	—	—	—	(25)	(25)
Comprehensive income (loss) attributable to Titan	$45,714	$43,685	$9,978	$(53,638)	$45,739

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Three Months Ended March 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(3,036)	$31,530	$(4,741)	$(26,789)	$(3,036)
Unrealized gain (loss) on investments, net of tax	(993)	—	(993)	993	(993)
Currency translation adjustment	—	—	—	—	—
Pension liability adjustments, net of tax	593	553	40	(593)	593
Comprehensive income (loss)	(3,436)	32,083	(5,694)	(26,389)	(3,436)
Net comprehensive loss attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to Titan	$(3,436)	$32,083	$(5,694)	$(26,389)	$(3,436)

(Amounts in thousands)	Consolidating Condensed Balance Sheets March 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$116,518	$6	$12,784	$—	$129,308
Accounts receivable	—	192,351	53,597	—	245,948
Inventories	—	184,114	30,040	—	214,154
Prepaid and other current assets	33,400	17,325	14,901	—	65,626
Total current assets	149,918	393,796	111,322	—	655,036
Property, plant and equipment, net	8,805	217,232	107,881	—	333,918
Investment in subsidiaries	220,693	—	—	(220,693)	—
Other assets	44,910	1,403	63,932	—	110,245
Total assets	$424,326	$612,431	$283,135	$(220,693)	$1,099,199
Liabilities and Stockholders’ Equity
Accounts payable	$1,084	$52,185	$59,397	$—	$112,666
Other current liabilities	1,893	69,570	28,018	—	99,481
Total current liabilities	2,977	121,755	87,415	—	212,147
Long-term debt	312,881	—	5,000	—	317,881
Other long-term liabilities	37,072	37,522	50,889	—	125,483
Intercompany accounts	(370,677)	141,897	228,780	—	—
Titan stockholders' equity	442,073	311,257	(88,949)	(222,308)	442,073
Noncontrolling interests	—	—	—	1,615	1,615
Total liabilities and stockholders’ equity	$424,326	$612,431	$283,135	$(220,693)	$1,099,199

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$125,266	$6	$3,898	$—	$129,170
Accounts receivable	—	137,226	52,301	—	189,527
Inventories	—	162,134	28,738	—	190,872
Prepaid and other current assets	27,251	15,490	12,283	—	55,024
Total current assets	152,517	314,856	97,220	—	564,593
Property, plant and equipment, net	9,562	219,734	105,446	—	334,742
Investment in subsidiaries	184,317	—	—	(184,317)	—
Other assets	44,918	1,454	64,579	—	110,951
Total assets	$391,314	$536,044	$267,245	$(184,317)	$1,010,286
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$11,723	$—	$11,723
Accounts payable	930	33,563	42,081	—	76,574
Other current liabilities	22,687	39,457	25,325	—	87,469
Total current liabilities	23,617	73,020	79,129	—	175,766
Long-term debt	312,881	—	5,000	—	317,881
Other long-term liabilities	29,267	38,187	52,306	—	119,760
Intercompany accounts	(369,690)	157,264	212,426	—	—
Titan stockholders' equity	395,239	267,573	(81,616)	(185,957)	395,239
Noncontrolling interests	—	—	—	1,640	1,640
Total liabilities and stockholders’ equity	$391,314	$536,044	$267,245	$(184,317)	$1,010,286

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Three Months Ended March 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(7,535)	$6,204	$21,979	$20,648
Cash flows from investing activities:
Capital expenditures	(1,378)	(6,225)	(552)	(8,155)
Other, net	—	21	87	108
Net cash used for investing activities	(1,378)	(6,204)	(465)	(8,047)
Cash flows from financing activities:
Payment on debt	—	—	(12,444)	(12,444)
Proceeds from exercise of stock options	370	—	—	370
Excess tax benefit from stock options exercised	6	—	—	6
Dividends paid	(211)	—	—	(211)
Net cash provided by (used for) financing activities	165	—	(12,444)	(12,279)
Effect of exchange rate change on cash	—	—	(184)	(184)
Net increase (decrease) in cash and cash equivalents	(8,748)	—	8,886	138
Cash and cash equivalents, beginning of period	125,266	6	3,898	129,170
Cash and cash equivalents, end of period	$116,518	$6	$12,784	$129,308

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Three Months Ended March 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(8,115)	$2,487	$33	$(5,595)
Cash flows from investing activities:
Capital expenditures	(312)	(3,100)	(57)	(3,469)
Other, net	—	614	9	623
Net cash used for investing activities	(312)	(2,486)	(48)	(2,846)
Cash flows from financing activities:
Repurchase of senior unsecured notes	(1,064)	—	—	(1,064)
Proceeds from exercise of stock options	230	—	—	230
Dividends paid	(177)	—	—	(177)
Net cash used for financing activities	(1,011)	—	—	(1,011)
Net increase (decrease) in cash and cash equivalents	(9,438)	1	(15)	(9,452)
Cash and cash equivalents, beginning of period	239,362	6	132	239,500
Cash and cash equivalents, end of period	$229,924	$7	$117	$230,048

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

23. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION- 7.875% SENIOR SECURED NOTES

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

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended March 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$366,181	$96,907	$—	$463,088
Cost of sales	302	280,031	89,392	—	369,725
Gross profit (loss)	(302)	86,150	7,515	—	93,363
Selling, general and administrative expenses	10,587	15,157	5,091	—	30,835
Research and development expenses	124	1,232	152	—	1,508
Royalty expense	—	1,693	656	—	2,349
Income (loss) from operations	(11,013)	68,068	1,616	—	58,671
Interest expense	(6,062)	—	(233)	—	(6,295)
Other income	2,174	314	623	—	3,111
Income (loss) before income taxes	(14,901)	68,382	2,006	—	55,487
Provision (benefit) for income taxes	(6,952)	25,114	1,931	—	20,093
Equity in earnings of subsidiaries	43,343	—	32,552	(75,895)	—
Net income (loss)	35,394	43,268	32,627	(75,895)	35,394
Net loss noncontrolling interests	—	—	—	(25)	(25)
Net income (loss) attributable to Titan	$35,394	$43,268	$32,627	$(75,870)	$35,419

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended March 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$274,961	$5,868	$—	$280,829
Cost of sales	361	217,995	6,201	—	224,557
Gross profit (loss)	(361)	56,966	(333)	—	56,272
Selling, general and administrative expenses	15,405	2,649	7,239	—	25,293
Research and development expenses	—	1,183	—	—	1,183
Royalty expense	—	2,917	—	—	2,917
Income (loss) from operations	(15,766)	50,217	(7,572)	—	26,879
Interest expense	(6,280)	—	—	—	(6,280)
Noncash convertible debt conversion charge	(16,135)	—	—	—	(16,135)
Other income (expense)	317	(235)	111	—	193
Income (loss) before income taxes	(37,864)	49,982	(7,461)	—	4,657
Provision (benefit) for income taxes	(8,039)	18,493	(2,761)	—	7,693
Equity in earnings of subsidiaries	26,789	—	—	(26,789)	—
Net income (loss)	$(3,036)	$31,489	$(4,700)	$(26,789)	$(3,036)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Three Months Ended March 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$35,394	$43,268	$32,627	$(75,895)	$35,394
Unrealized gain (loss) on investments, net of tax	5,917	—	5,917	(5,917)	5,917
Currency translation adjustment	3,567	—	3,567	(3,567)	3,567
Pension liability adjustments, net of tax	836	790	46	(836)	836
Comprehensive income (loss)	45,714	44,058	42,157	(86,215)	45,714
Net comprehensive loss attributable to noncontrolling interests	—	—	—	(25)	(25)
Comprehensive income (loss) attributable to Titan	$45,714	$44,058	$42,157	$(86,190)	$45,739

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Three Months Ended March 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(3,036)	$31,489	$(4,700)	$(26,789)	$(3,036)
Unrealized gain (loss) on investments, net of tax	(993)	—	(993)	993	(993)
Currency translation adjustment	—	—	—	—	—
Pension liability adjustments, net of tax	593	553	40	(593)	593
Comprehensive income (loss)	(3,436)	32,042	(5,653)	(26,389)	(3,436)
Net comprehensive loss attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to Titan	$(3,436)	$32,042	$(5,653)	$(26,389)	$(3,436)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets March 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$116,518	$4	$12,786	$—	$129,308
Accounts receivable	—	189,351	56,597	—	245,948
Inventories	—	166,077	48,077	—	214,154
Prepaid and other current assets	33,400	17,182	15,044	—	65,626
Total current assets	149,918	372,614	132,504	—	655,036
Property, plant and equipment, net	8,805	202,722	122,391	—	333,918
Investment in subsidiaries	220,693	—	41,516	(262,209)	—
Other assets	44,910	1,403	63,932	—	110,245
Total assets	$424,326	$576,739	$360,343	$(262,209)	$1,099,199
Liabilities and Stockholders’ Equity
Accounts payable	$1,084	$51,531	$60,051	$—	$112,666
Other current liabilities	1,893	69,119	28,469	—	99,481
Total current liabilities	2,977	120,650	88,520	—	212,147
Long-term debt	312,881	—	5,000	—	317,881
Other long-term liabilities	37,072	37,460	50,951	—	125,483
Intercompany accounts	(370,677)	70,730	299,947	—	—
Titan stockholders' equity	442,073	347,899	(84,075)	(263,824)	442,073
Noncontrolling interests	—	—	—	1,615	1,615
Total liabilities and stockholders’ equity	$424,326	$576,739	$360,343	$(262,209)	$1,099,199

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$125,266	$4	$3,900	$—	$129,170
Accounts receivable	—	133,320	56,207	—	189,527
Inventories	—	144,511	46,361	—	190,872
Prepaid and other current assets	27,251	15,385	12,388	—	55,024
Total current assets	152,517	293,220	118,856	—	564,593
Property, plant and equipment, net	9,562	205,027	120,153	—	334,742
Investment in subsidiaries	184,307	—	—	(184,307)	—
Other assets	44,918	1,454	64,579	—	110,951
Total assets	$391,304	$499,701	$303,588	$(184,307)	$1,010,286
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$11,723	$—	$11,723
Accounts payable	930	33,070	42,574	—	76,574
Other current liabilities	22,687	39,104	25,678	—	87,469
Total current liabilities	23,617	72,174	79,975	—	175,766
Long-term debt	312,881	—	5,000	—	317,881
Other long-term liabilities	29,267	38,125	52,368	—	119,760
Intercompany accounts	(369,700)	85,560	284,140	—	—
Titan stockholders' equity	395,239	303,842	(117,895)	(185,947)	395,239
Noncontrolling interests	—	—	—	1,640	1,640
Total liabilities and stockholders’ equity	$391,304	$499,701	$303,588	$(184,307)	$1,010,286

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Three Months Ended March 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(7,535)	$6,025	$22,158	$20,648
Cash flows from investing activities:
Capital expenditures	(1,378)	(6,046)	(731)	(8,155)
Other, net	—	21	87	108
Net cash used for investing activities	(1,378)	(6,025)	(644)	(8,047)
Cash flows from financing activities:
Payment on debt	—	—	(12,444)	(12,444)
Proceeds from exercise of stock options	370	—	—	370
Excess tax benefit from stock options exercised	6	—	—	6
Dividends paid	(211)	—	—	(211)
Net cash provided by (used for) financing activities	165	—	(12,444)	(12,279)
Effect of exchange rate change on cash	—	—	(184)	(184)
Net increase (decrease) in cash and cash equivalents	(8,748)	—	8,886	138
Cash and cash equivalents, beginning of period	125,266	4	3,900	129,170
Cash and cash equivalents, end of period	$116,518	$4	$12,786	$129,308

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Three Months Ended March 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$(8,115)	$2,487	$33	$(5,595)
Cash flows from investing activities:
Capital expenditures	(312)	(3,100)	(57)	(3,469)
Other, net	—	614	9	623
Net cash used for investing activities	(312)	(2,486)	(48)	(2,846)
Cash flows from financing activities:
Repurchase of senior unsecured notes	(1,064)	—	—	(1,064)
Proceeds from exercise of stock options	230	—	—	230
Dividends paid	(177)	—	—	(177)
Net cash used for financing activities	(1,011)	—	—	(1,011)
Net increase (decrease) in cash and cash equivalents	(9,438)	1	(15)	(9,452)
Cash and cash equivalents, beginning of period	239,362	3	135	239,500
Cash and cash equivalents, end of period	$229,924	$4	$120	$230,048

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
Management's discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of these financial statements with a narrative from the perspective of the management of Titan International, Inc. ("Titan" or the "Company") on Titan's financial condition, results of operations, liquidity and other factors which may affect the Company's future results. The MD&A in this quarterly report should be read in conjunction with the MD&A in Titan's 2011 annual report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2012.

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
Readers of this Form 10-Q should understand that these forward-looking statements are based on the Company’s expectations and are subject to a number of risks and uncertainties (including, but not limited to, the factors discussed in Item 1A, Risk Factors of the Company's most recent annual report on Form 10-K), certain of which are beyond the Company’s control.

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

Agricultural Market: Titan's agricultural rims, wheels and tires are manufactured for use on various agricultural and forestry equipment, including tractors, combines, skidders, plows, planters and irrigation equipment, and are sold directly to OEMs and to the aftermarket through independent distributors, equipment dealers and Titan's own distribution centers.

Earthmoving/Construction Market: The Company manufactures rims, wheels and tires for various types of off-the-road (OTR) earthmoving, mining, military and construction equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, articulated dump trucks, load transporters, haul trucks and backhoe loaders.

Consumer Market: Titan manufactures bias truck tires in Latin America, provides wheels and tires and assembles brakes, actuators and components for the domestic boat, recreational and utility trailer markets. Titan also offers select products for ATVs, turf, and golf cart applications. Likewise, Titan produces a variety of tires for the consumer market.

The Company’s major OEM customers include large manufacturers of off-highway equipment such as AGCO Corporation, Caterpillar, Inc., CNH Global N.V., Deere & Company and Kubota Corporation, in addition to many other off-highway equipment manufacturers.  The Company distributes products to OEMs, independent and OEM-affiliated dealers, and through a network of distribution facilities.

The following table provides highlights for the quarter ended March 31, 2012, compared to 2011 (amounts in thousands):

	2012	2011	% Increase
Net sales	$463,088	$280,829	65%
Gross profit	93,363	56,272	66%
Income from operations	58,671	26,879	118%
Net income (loss)	35,394	(3,036)	n/a

The Company recorded sales of $463.1 million for the first quarter of 2012, which were approximately 65% higher than the first quarter 2011 sales of $280.8 million.  The Company's gross profit was $93.4 million, or 20.2% of net sales, for the first quarter of 2012, compared to $56.3 million, or 20.0%, of net sales, in 2011. Income from operations was $58.7 million for the first quarter of 2012, compared to $26.9 million in 2011. Net income was $35.4 million for the quarter, compared to net loss of $(3.0) million in 2011. Basic income per share was $.84 in the first quarter of 2012, compared to loss per share of $(.07) in 2011. The higher sales levels were the result of the April 2011 acquisition of the Goodyear Latin American farm tire business which recorded sales of $90.3 million for the three months ended March 31, 2012, and increased demand in the Company's agricultural and earthmoving/construction segments combined with price/mix improvements.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES
Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The Company's application of these policies involves assumptions that require difficult subjective judgments regarding many factors, which, in and of themselves, could materially impact the financial statements and disclosures. A future change in the estimates, assumptions or judgments applied in determining the following matters, among others, could have a material impact on future financial statements and disclosures.

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

Inventories
Inventories are valued at lower of cost or market. At March 31, 2012, approximately 31% of the Company's inventories were valued under the last-in, first-out (LIFO) method. The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. Market value is estimated based on current selling prices. Estimated provisions are established for slow-moving and obsolete inventory.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement. During the first three months of 2012, the Company contributed cash funds of $0.6 million to its frozen defined benefit pension plans. Titan expects to contribute approximately $6.0 million to these frozen defined benefit pension plans during the remainder of 2012. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 23 to the Company's financial statements on Form 10-K for the fiscal year ended December 31, 2011.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Highlights for the three months ended March 31, 2012, compared to 2011 (amounts in thousands):

	Three months ended March 31,
	2012	2011
Net sales	$463,088	$280,829
Cost of sales	369,725	224,557
Gross profit	93,363	56,272
Gross profit percentage	20.2%	20.0%

Net Sales
Net sales for the quarter ended March 31, 2012, were $463.1 million compared to $280.8 million in 2011.  The higher sales levels were the result of the April 2011 acquisition of the Goodyear Latin American farm tire business which recorded sales of $90.3 million for the three months ended March 31, 2012, and increased demand in the Company's agricultural and earthmoving/construction segments combined with price/mix improvements.

Cost of Sales and Gross Profit
Cost of sales was $369.7 million for the quarter ended March 31, 2012, compared to $224.6 million in 2011.  The higher cost of sales resulted primarily from the increase in quarterly sales levels. The cost of sales increased by approximately 65%, which is comparable to an approximate 65% increase in net sales.

Gross profit for the first quarter of 2012 was $93.4 million, or 20.2% of net sales, compared to $56.3 million, or 20.0% of net sales for the first quarter of 2011.  The Sao Paulo, Brazil manufacturing facility provided gross profit of $8.5 million for the first quarter of 2012. The remaining increase in the Company's gross profit was primarily related to increased sales levels as well as gains from improved plant utilization resulting from the higher sales levels.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):

	Three months ended March 31,
	2012	2011
Selling, general and administrative	$30,835	$25,293
Percentage of net sales	6.7%	9.0%

Selling, general and administrative (SG&A) expenses for the first quarter of 2012 were $30.8 million, or 6.7% of net sales, compared to $25.3 million, or 9.0% of net sales, for 2011.  The higher SG&A expenses were primarily the result of an increase of selling and marketing expenses of approximately $3 million, due to increased sales levels and increased information technology expenses, and approximately $2 million of expenses at the Company's Latin American facilities.

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):

	Three months ended March 31,
	2012	2011
Research and development	$1,508	$1,183
Percentage of net sales	0.3%	0.4%

Research and development (R&D) expenses were $1.5 million, or 0.3% of net sales, for the first quarter of 2012, as compared to $1.2 million, or 0.4% of net sales, for 2011.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Royalty Expense
Royalty expense was as follows (amounts in thousands):

	Three months ended March 31,
	2012	2011
Royalty expense	$2,349	$2,917

The Company has a trademark license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America and Latin America under the Goodyear name.  Royalty expenses were $2.3 million and $2.9 million for the first quarter of 2012 and 2011, respectively.  The North American and Latin American royalties were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition.

Income from Operations
Income from operations was as follows (amounts in thousands):

	Three months ended March 31,
	2012	2011
Income from operations	$58,671	$26,879
Percentage of net sales	12.7%	9.6%

Income from operations for the first quarter of 2012, was $58.7 million, or 12.7% of net sales, compared to $26.9 million, or 9.6% of net sales, in 2011.  This increase was the net result of the items previously discussed above.

Interest Expense
Interest expense was as follows (amounts in thousands):

	Three months ended March 31,
	2012	2011
Interest expense	$6,295	$6,280

Interest expense was $6.3 million for the first quarter of 2012, and 2011, respectively.

Noncash Convertible Debt Conversion Charge
Noncash convertible debt conversion charge was as follows (amounts in thousands):

	Three months ended March 31,
	2012	2011
Noncash convertible debt conversion charge	$—	$16,135

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Other Income
Other income was as follows (amounts in thousands):

	Three months ended March 31,
	2012	2011
Other income	$3,111	$193

Other income for the first quarter of 2012 was $3.1 million, compared to $0.2 million in 2011.  For the first quarter of 2012, the Company recorded a $1.3 million gain on contractual obligation investments and $1.0 million in discount amortization on prepaid royalty.

Income Taxes
Income taxes were as follows (amounts in thousands):

	Three months ended March 31,
	2012	2011
Income tax expense	$20,093	$7,693

The Company recorded income tax expense of $20.1 million and $7.7 million for the quarters ended March 31, 2012 and 2011, respectively.   The Company's effective income tax rate was 36% and 165% for the three months ended March 31, 2012 and 2011, respectively. The Company's 2011 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $16.1 million noncash charge taken in connection with the exchange agreement on the Company's convertible debt. This noncash charge is not fully deductible for income tax purposes.

Net Income (Loss)
Net income (loss) was as follows (amounts in thousands):

	Three months ended March 31,
	2012	2011
Net income (loss)	$35,394	$(3,036)

Net income for the first quarter of 2012 was $35.4 million, compared to net loss of $(3.0) million in 2011. Basic earnings per share were $.84 for the first quarter of 2012 as compared to loss per share of $(.07) in 2011. Diluted earnings per share were $.68 for the first quarter of 2012 as compared to loss per share of $(.07) in 2011. The Company's net income and earnings per share were higher due to the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	Three months ended March 31,
	2012	2011
Net sales	$295,805	$209,997
Gross profit	66,092	47,700
Income from operations	60,663	42,868

Net sales in the agricultural market were $295.8 million for the first quarter of 2012, as compared to $210.0 million in 2011. The increase in net sales was the result of the April 2011 acquisition of the Goodyear Latin American farm tire business which recorded agricultural market sales of $32.8 million for the quarter ended March 31, 2012, and increased demand in the Company's agricultural segment combined with price/mix improvements.

Gross profit in the agricultural market was $66.1 million for the first quarter of 2012, as compared to $47.7 million in 2011.  Income from operations in the agricultural market was $60.7 million for first quarter of 2012, compared to $42.9 million for the first quarter of 2011.  The Company's gross profit and income from operations benefited from improved plant utilization resulting from the higher sales levels.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):

	Three months ended March 31,
	2012	2011
Net sales	$104,568	$66,511
Gross profit	22,347	8,195
Income from operations	20,401	6,288

The Company's earthmoving/construction market net sales were $104.6 million for the first quarter of 2012, as compared to $66.5 million in 2011. The increase in net sales was the result of increased demand in the Company's earthmoving/construction segment combined with price/mix improvements. The Company continues to see increasing demand in the earthmoving/construction segment.

Gross profit in the earthmoving/construction market was $22.3 million for the first quarter of 2012, as compared to $8.2 million in 2011. The Company's earthmoving/construction market income from operations was $20.4 million for the first quarter of 2012 versus $6.3 million in 2011. The Company's gross profit and income from operations benefited from improved plant utilization resulting from the higher sales levels.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	Three months ended March 31,
	2012	2011
Net sales	$62,715	$4,321
Gross profit	5,699	1,002
Income from operations	3,102	916

Consumer market net sales were $62.7 million for the first quarter of 2012, as compared to $4.3 million in 2011.  The increase in net sales was primarily the result of the Goodyear Latin American farm tire acquisition agreement, which included supply agreements for certain product sales, which are included in the consumer segment. Sales under these agreements were $57.5 million for the quarter ended March 31, 2012.

Gross profit from the consumer market was $5.7 million for the first quarter of 2012, as compared to $1.0 million in 2011.  Consumer market income from operations was $3.1 million for the first quarter of 2012 versus $0.9 million in 2011.  The Company's increase in gross profit and income from operations primarily resulted from the supply agreements.

Segment Summary (Amounts in thousands)

Three months ended March 31, 2012	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$295,805	$104,568	$62,715	$—	$463,088
Gross profit (loss)	66,092	22,347	5,699	(775)	93,363
Income (loss) from operations	60,663	20,401	3,102	(25,495)	58,671
Three months ended March 31, 2011
Net sales	$209,997	66,511	$4,321	$—	$280,829
Gross profit (loss)	47,700	8,195	1,002	(625)	56,272
Income (loss) from operations	42,868	6,288	916	(23,193)	26,879

Corporate Expenses
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $25.5 million for the first quarter of 2012, as compared to $23.2 million for the first quarter of 2011.

Corporate expenses for the first quarter of 2012 were composed of selling and marketing expenses of approximately $8 million and administrative expenses of approximately $17 million.

Corporate expenses for the first quarter of 2011 were composed of selling and marketing expenses of approximately $6 million and administrative expenses of approximately $17 million.

Selling & marketing expenses were approximately $2 million higher in the first quarter due to increased sales levels and increased information technology expenses.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

MARKET RISK SENSITIVE INSTRUMENTS
The Company's risks related to foreign currencies, commodity prices and interest rates are consistent with those for 2011. For more information, see the “Market Risk Sensitive Instruments” discussion in the Company's Form 10-K for the fiscal year ended December 31, 2011.

PENSIONS
The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement. These plans are described in Note 23 of the Company's Notes to Consolidated Financial Statements in the 2011 Annual Report on Form 10-K.

The Company's recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined by the Company with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. Titan expects to contribute approximately $6.0 million to these frozen defined pension plans during the remainder of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of March 31, 2012, the Company had $129.3 million of cash within various bank accounts.  The cash balance increased by $0.1 million from December 31, 2011, due to the following items.

(amounts in thousands)	March 31,	December 31,
	2012	2011	Change
Cash	$129,308	$129,170	$138

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Three months ended March 31,
	2012	2011	Change
Net income (loss)	$35,394	$(3,036)	$38,430
Depreciation and amortization	11,843	9,299	2,544
Noncash convertible debt conversion charge	—	16,135	(16,135)
Deferred income tax provision	(8,091)	7,415	(15,506)
Accounts receivable	(54,988)	(50,021)	(4,967)
Inventories	(22,449)	(5,697)	(16,752)
Accounts payable	35,334	9,905	25,429
Other current liabilities	11,580	8,442	3,138
Other operating activities	12,025	1,963	10,062
Cash provided by (used for) operating activities	$20,648	$(5,595)	$26,243

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

For the first quarter of 2012, operating activities provided cash of $20.6 million, This cash was primarily used by increases in accounts receivable and inventory of $55.0 million and $22.4 million, respectively, offset by higher accounts payable of $35.3 million. Net income of $35.4 million included $11.8 million of noncash charges for depreciation and amortization.

In the first quarter of 2011, operating activities used cash of $5.6 million. This cash was primarily used by increases in accounts receivable and inventory of $50.0 million and $5.7 million, respectively, offset by higher accounts payable of $9.9 million. Included in net loss of $(3.0) million was a noncash convertible debt conversion charge of $16.1 million, as well as noncash charges of $9.3 million for depreciation and amortization and a $7.4 million deferred tax provision.

Operating cash flows increased $26.2 million when comparing the first quarter of 2012 to the first quarter of 2011. The net income in the first quarter of 2012 was a $38.4 million increase from the loss in first quarter 2011. However, the first quarter 2011 loss included a $16.1 million noncash charge, which partially offset the increase in income. When comparing the first three months of 2012 to the first three months of 2011, the increases in accounts payable and inventories of $25.4 million and $16.8 million, respectively, are primarily due to increased sales levels.

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Three months ended March 31,
	2012	2011	Change
Capital expenditures	$(8,155)	$(3,469)	$(4,686)
Other investing activities	108	623	(515)
Cash used for investing activities	$(8,047)	$(2,846)	$(5,201)

Net cash used for investing activities was $8.0 million in the first quarter of 2012, as compared to $2.8 million in the first quarter of 2011. The Company invested a total of $8.2 million in the first quarter of 2012, compared to $3.5 million in 2011. The 2012 and 2011 expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan's existing business and maintaining existing equipment. The other investing activities are primarily the result of asset disposals.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Three months ended March 31,
	2012	2011	Change
Repurchase of senior notes	$—	$(1,064)	$1,064
Proceeds from exercise of stock options	370	230	140
Payment on debt	(12,444)	—	(12,444)
Excess tax benefit from stock options exercised	6	—	6
Dividends paid	(211)	(177)	(34)
Cash used for financing activities	$(12,279)	$(1,011)	$(11,268)

For the first quarter of 2012, $12.3 million of cash was used for financing activities. This cash was primarily used for the payment on term loan borrowings of $12.4 million that was originally borrowed to provide working capital for Titan's Latin American operations.

In the first quarter of 2011, $1.0 million of cash was used for financing activities. This cash was primarily used to repurchase $1.1 million of senior notes.

Financing cash flows decreased by $11.3 million when comparing first quarter of 2012 to 2011. This change was primarily the result of the repayment of term loan borrowings in the first quarter of 2012.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Debt Covenants
The Company’s revolving credit facility ("credit facility") contains various covenants and restrictions.  The financial covenants in this agreement require that:

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

The Company was in compliance with these covenants and restrictions as of March 31, 2012.  The collateral coverage ratio was not applicable as there were no outstanding borrowings under the revolving credit facility at March 31, 2012.  The fixed charge coverage ratio did not apply for the quarter ended March 31, 2012.

Other Issues
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.  Historically, Titan tends to have higher production levels in the first and second quarters.

Liquidity Outlook
At March 31, 2012, the Company had $129.3 million of cash and cash equivalents and $88.0 million of unused availability under the terms of its credit facility. The cash and cash equivalents balance of $129.3 million includes $12.1 million held in foreign countries. The availability under the Company's $100 million credit facility was reduced by $12.0 million for letters of credit used to provide working capital for the Sao Paulo, Brazil manufacturing facility.

Capital expenditures for the remainder of 2012 are forecasted to be approximately $40 million.  Cash payments for interest are currently forecasted to be approximately $12 million for the remainder of 2012 based on March 31, 2012 debt balances. The forecasted interest payments are comprised primarily of a semi-annual payment of $3.2 million for the 5.625% convertible senior subordinated notes due on July 15 and a semi-annual payment of $7.9 million for the 7.875% senior secured notes due on October 1.

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

Cash on hand, anticipated internal cash flows from operations and utilization of remaining available borrowings are expected to provide sufficient liquidity for working capital needs, capital expenditures and potential acquisitions. If the Company were to exhaust all currently available working capital sources or not meet the financial covenants and conditions of its loan agreements, the Company's ability to secure additional funding would be negatively impacted.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

NEW ACCOUNTING STANDARDS

Comprehensive Income
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” The objective of this update is to improve the comparability, consistency, and transparency of financial reporting to increase the prominence of items reported in other comprehensive income. This update requires that all nonowner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December of 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." Titan adopted the required comprehensive income presentation updates in the first quarter of 2012. The Company has elected to present items of income and other comprehensive income in two separate, but consecutive, statements of net income and other comprehensive income. This change in presentation did not have a material effect on the Company's financial position, results of operations or cash flows.

MARKET CONDITIONS AND OUTLOOK
In the first quarter of 2012, Titan experienced significantly higher sales when compared to the sales levels in the first quarter of 2011.  The higher sales were primarily the result of increased demand and price increases in all of the Company's segments, as well as additional sales resulting from the acquisition of Goodyear's Latin American farm tire business and accompanying supply agreements. For the remainder of 2012, the Company expects sales to continue at strong levels.

Energy, raw material and petroleum-based product costs have been volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

The labor agreements for the Company’s Bryan, Ohio and Freeport, Illinois, facilities expired on November 19, 2010, for the employees covered by their respective collective bargaining agreements, which account for approximately 34% of the Company’s employees.  As of March 31, 2012, the employees of these two facilities were working without a contract. The respective unions have retained the rights to challenge the Company's actions.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were significantly higher in the first quarter of 2012 when compared to the first quarter of 2011.  The addition of Goodyear's Latin American farm tire business, price/mix improvements, and continued strong demand contributed to the higher sales levels. The increase in the global population and the rising middle class in emerging countries may help grow future demand.  The gradual increase in the use of biofuels may help sustain future production.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving and mining sales continue to improve, aided by increases in metals, oil and gas prices. Although they may fluctuate in the short-term, in the long-term, these prices are expected to remain at levels that are attractive for continued investment, which should help support future earthmoving and mining sales.  The contracted United States housing market continues to cause a lower demand for equipment used for construction.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and the on-going banking and credit issues.  For the remainder of 2012, the Company expects strong demand to continue.

CONSUMER MARKET OUTLOOK
Consumer market sales were significantly higher in the first quarter of 2012 when compared to the first quarter of 2011. The increase in net sales was primarily the result of the Goodyear Latin American farm tire acquisition agreement, which included supply agreements for certain non-agricultural product sales, which are included in the consumer segment. The supply agreement sales, which currently make up a large portion of consumer market sales, may fluctuate from period to period.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the Company's 2011 Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and principal financial officer have concluded the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) are effective as of the end of the period covered by this Form 10-Q based on an evaluation of the effectiveness of disclosure controls and procedures.

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

Item 1A. Risk Factors

See the Company's 2011 Annual Report filed on Form 10-K (Item 1A). There has been no material change in this information.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	April 25, 2012	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL G. REITZ
Paul G. Reitz
Chief Financial Officer
(Principal Financial Officer)