Form 10-Q
period 2012-06-30
TITAN INTERNATIONAL INC
filed 2012-07-26
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: June 30, 2012
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	July 23, 2012

Common stock, no par value per share	42,294,570

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$459,233	$404,447	$922,321	$685,276
Cost of sales	377,147	340,113	746,872	564,670
Gross profit	82,086	64,334	175,449	120,606
Selling, general and administrative expenses	23,410	16,573	54,245	41,866
Research and development expenses	1,189	1,014	2,697	2,197
Royalty expense	2,652	2,350	5,001	5,267
Supply agreement termination income	(26,134)	—	(26,134)	—
Income from operations	80,969	44,397	139,640	71,276
Interest expense	(6,217)	(6,149)	(12,512)	(12,429)
Noncash convertible debt conversion charge	—	—	—	(16,135)
Other income	613	2,270	3,724	2,463
Income before income taxes	75,365	40,518	130,852	45,175
Provision for income taxes	31,040	14,962	51,133	22,655
Net income	44,325	25,556	79,719	22,520
Net income (loss) attributable to noncontrolling interests	269	(8)	244	(8)
Net income attributable to Titan	$44,056	$25,564	$79,475	$22,528

Earnings per common share:
Basic	$1.05	$.61	$1.89	$.55
Diluted	$.84	$.50	$1.53	$.47
Average common shares and equivalents outstanding:
Basic	42,158	41,981	42,132	41,250
Diluted	53,516	53,394	53,492	53,229

Dividends declared per common share:	$.005	$.005	$.010	$.010

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(All amounts in thousands)

	Three months ended
	June 30,
	2012	2011
Net income	$44,325	$25,556
Unrealized gain (loss) on investments, net of tax of $3,276 and $7,886, respectively	(5,580)	14,645
Currency translation adjustment	(8,136)	2,932
Pension liability adjustments, net of tax of $491 and $364, respectively	836	592
Comprehensive income	31,445	43,725
Net comprehensive income (loss) attributable to noncontrolling interests	269	(8)
Comprehensive income attributable to Titan	$31,176	$43,733

	Six months ended
	June 30,
	2012	2011
Net income	$79,719	$22,520
Unrealized gain on investments, net of tax of $199 and $7,351, respectively	337	13,652
Currency translation adjustment	(4,569)	2,932
Pension liability adjustments, net of tax of $982 and $727, respectively	1,672	1,185
Comprehensive income	77,159	40,289
Net comprehensive income (loss) attributable to noncontrolling interests	244	(8)
Comprehensive income attributable to Titan	$76,915	$40,297

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except share data)

	June 30,	December 31,
Assets	2012	2011
Current assets
Cash and cash equivalents	$149,450	$129,170
Accounts receivable, net	237,418	189,527
Inventories	214,858	190,872
Deferred income taxes	29,773	26,775
Prepaid and other current assets	38,637	28,249
Total current assets	670,136	564,593
Property, plant and equipment, net	324,676	334,742
Other assets	99,187	110,951
Total assets	$1,093,999	$1,010,286
Liabilities and Equity
Current liabilities
Short-term debt	$7,596	$11,723
Accounts payable	109,555	76,574
Other current liabilities	70,464	87,469
Total current liabilities	187,615	175,766
Long-term debt	312,881	317,881
Deferred income taxes	43,243	38,691
Other long-term liabilities	73,184	81,069
Total liabilities	616,923	613,407
Equity:
Titan stockholder's equity
Common stock (no par, 120,000,000 shares authorized, 44,092,997 issued)	37	37
Additional paid-in capital	383,102	380,295
Retained earnings	146,105	67,053
Treasury stock (at cost, 1,805,065 and 1,887,316 shares, respectively)	(16,600)	(17,338)
Treasury stock reserved for deferred compensation	(1,233)	(1,233)
Accumulated other comprehensive loss	(36,135)	(33,575)
Total Titan stockholders’ equity	475,276	395,239
Noncontrolling interests	1,800	1,640
Total equity	477,076	396,879
Total liabilities and equity	$1,093,999	$1,010,286

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for contractual obligations	Accumulated other comprehensive income (loss)	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2012	42,205,681	$37	$380,295	$67,053	$(17,338)	$(1,233)	$(33,575)	$395,239	$1,640	$396,879
Net income				79,475				79,475	244	79,719
Currency translation adjustment							(4,569)	(4,569)		(4,569)
Pension liability adjustments, net of tax							1,672	1,672		1,672
Unrealized gain on investment, net of tax							337	337		337
Dividends on common stock				(423)				(423)		(423)
Exercise of stock options	68,898		269		618			887		887
Consolidated joint venture								—	(84)	(84)
Stock-based compensation			2,175					2,175		2,175
Tax benefit related to stock-based compensation			190					190		190
Issuance of treasury stock under 401(k) plan	13,353		173		120			293		293
Balance June 30, 2012	42,287,932	$37	$383,102	$146,105	$(16,600)	$(1,233)	$(36,135)	$475,276	$1,800	$477,076

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2012	2011
Net income	$79,719	$22,520
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation and amortization	23,553	21,146
Deferred income tax provision	572	8,446
Noncash convertible debt conversion charge	—	16,135
Supply agreement termination income	(26,134)	—
Stock-based compensation	2,175	1,384
Excess tax benefit from stock options exercised	(190)	—
Issuance of treasury stock under 401(k) plan	293	268
Gain on acquisition	—	(919)
Increase in assets:
Accounts receivable	(51,659)	(152,495)
Inventories	(26,335)	(34,968)
Prepaid and other current assets	(11,305)	(6,088)
Other assets	2,342	(222)
Increase (decrease) in liabilities:
Accounts payable	37,346	77,736
Other current liabilities	(259)	19,269
Other liabilities	18,565	(2,844)
Net cash provided by (used for) operating activities	48,683	(30,632)
Cash flows from investing activities:
Capital expenditures	(19,006)	(10,196)
Acquisitions, net of cash acquired	—	(99,118)
Other	453	1,395
Net cash used for investing activities	(18,553)	(107,919)
Cash flows from financing activities:
Repurchase of senior unsecured notes	—	(1,064)
Payment on debt	(14,226)	—
Term loan borrowing	4,378	14,148
Proceeds from exercise of stock options	887	477
Excess tax benefit from stock options exercised	190	—
Dividends paid	(423)	(387)
Net cash provided by (used for) financing activities	(9,194)	13,174
Effect of exchange rate changes on cash	(656)	39
Net increase (decrease) in cash and cash equivalents	20,280	(125,338)
Cash and cash equivalents, beginning of period	129,170	239,500
Cash and cash equivalents, end of period	$149,450	$114,162

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.	ACCOUNTING POLICIES

In the opinion of Titan International, Inc. ("Titan" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary for a fair statement of the Company's financial position as of June 30, 2012, and the results of operations and cash flows for the three and six months ended June 30, 2012 and 2011.

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

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value.  Investments in marketable equity securities are recorded at fair value.  The 7.875% senior secured notes due 2017 ("senior secured notes") and 5.625% convertible senior subordinated notes due 2017 ("convertible notes") are carried at cost of $200.0 million and $112.9 million at June 30, 2012, respectively. The fair value of these notes at June 30, 2012, as obtained through independent pricing sources, was approximately $208.0 million for the senior secured notes and approximately $295.4 million for the convertible notes. The increase in the fair value of the convertible notes is due primarily to the increased value of the underlying common stock.

Cash dividends
The Company declared cash dividends of $.005 and $.010 per share of common stock for each of the three and six months ended June 30, 2012, and 2011. The second quarter 2012 cash dividend of $.005 per share of common stock was paid July 16, 2012, to stockholders of record on June 29, 2012.

Interest paid
Titan paid $0.3 million and $0.4 million for interest for the quarters ended June 30, 2012 and 2011, respectively, and $11.9 million and $13.4 million for interest for the six months ended June 30, 2012 and 2011, respectively.

Income taxes paid
Titan paid $37.0 million and $10.5 million for income taxes for the quarters ended June 30, 2012 and 2011, respectively, and $46.9 million and $10.6 million for income taxes for the six months ended June 30, 2012 and 2011, respectively.

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

The purchase price allocation of the Latin American farm tire business consisted of the following (in thousands):

Cash	$1,018
Inventories	14,562
Deferred income taxes - current asset	2,948
Prepaid & other current assets	4,929
Property, plant & equipment	108,905
Goodwill	14,484
Other assets	39,263
Other current liabilities	(21,127)
Deferred income taxes - noncurrent liability	(25,521)
Other noncurrent liabilities	(40,823)
Net assets acquired	$98,638

The purchase price allocation has changed from that reported in the Form 10-K for the year ended December 31, 2011. In the first quarter of 2012, after filing the Form 10-K for the year ended December 31, 2011, Titan became aware of information related to the classification of the Latin American business for US tax purposes. In the second quarter of 2012, Titan became aware of additional information related to this acquisition. As a result of this information, which was available at the time of acquisition, Titan concluded that there were errors in the original accounting for the acquisition. Titan has concluded that the impact of these errors is immaterial to the consolidated financial statements for the year ended December 31, 2011 and for the three and six months ended June 30, 2012, and therefore the correction of these errors were recorded as of January 1, 2012. The correction of these errors impacted the following areas: an increase in current deferred income tax asset of $2.9 million, a decrease in goodwill of $8.4 million, and a decrease in noncurrent deferred income tax liability of $5.5 million. As a result of currency exchange rate differences, the January 1, 2012 recorded decrease in goodwill was $7.3 million, with a $1.1 million offset in currency translation adjustment.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Pro forma financial information is as follows (in thousands, except per share data):

	Six months ended June 30,
	2012 (Actual)	2011 (Pro forma)
Net sales	$922,321	$713,676
Net income	79,719	26,650
Net income attributable to Titan	79,475	26,658
Basic earnings per share	$1.89	$.65
Diluted earnings per share	1.53	.54

The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2011, nor is it necessarily indicative of Titan's future consolidated results of operations or financial position.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (amounts in thousands):

	June 30, 2012	December 31, 2011
Accounts receivable	$242,158	$193,731
Allowance for doubtful accounts	(4,740)	(4,204)
Accounts receivable, net	$237,418	$189,527

Accounts receivable are reduced by an allowance for doubtful accounts which is based on historical losses.

4. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	June 30, 2012	December 31, 2011
Raw material	$101,532	$97,257
Work-in-process	35,165	31,141
Finished goods	87,715	75,137
	224,412	203,535
Adjustment to LIFO basis	(9,554)	(12,663)
	$214,858	$190,872

At June 30, 2012, approximately 27% of the Company's inventories were valued under the last-in, first-out (LIFO) method. At December 31, 2011, approximately 30% of the Company's inventories were valued under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. All inventories are valued at lower of cost or market. The LIFO reserve decreased primarily as a result of the composition of inventory. An overall increase in raw material relative to total inventory resulted in a greater decrease in the FIFO cost versus the LIFO cost.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following (amounts in thousands):

	June 30, 2012	December 31, 2011
Land and improvements	$19,217	$20,330
Buildings and improvements	122,052	121,847
Machinery and equipment	455,151	456,236
Tools, dies and molds	91,299	88,676
Construction-in-process	18,533	14,606
	706,252	701,695
Less accumulated depreciation	(381,576)	(366,953)
	$324,676	$334,742

Depreciation on fixed assets for the six months ended June 30, 2012 and 2011, totaled $22.6 million and $20.2 million, respectively.

6. INVESTMENT IN TITAN EUROPE

Investment in Titan Europe Plc consisted of the following (amounts in thousands):

	June 30, 2012	December 31, 2011
Investment in Titan Europe Plc	$29,534	$28,998

Titan Europe Plc is publicly traded on the AIM market in London, England.  The Company’s investment in Titan Europe represents a 21.8% ownership percentage.  The Company has considered the applicable guidance in Accounting Standards Codification (ASC) 323 Investments – Equity Method and Joint Ventures and has concluded that the Company’s investment in Titan Europe Plc should be accounted for as an available-for-sale security and recorded at fair value in accordance with ASC 320 Investments – Debt and Equity Securities as the Company does not have significant influence over Titan Europe Plc.  The investment in Titan Europe Plc is included as a component of other assets on the Consolidated Condensed Balance Sheets.  Titan’s cost basis in Titan Europe is $5.0 million.  Titan’s accumulated other comprehensive income includes a gain on the Titan Europe Plc investment of $15.8 million, which is net of tax of $8.7 million.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

7. GOODWILL

Changes in goodwill consisted of the following (amounts in thousands):

	2012	2011
Agricultural segment
Goodwill balance, January 1	$19,841	$—
Acquisitions	—	21,388
Acquisition adjustment	(7,289)	—
Foreign currency translation	(904)	884
Goodwill balance, June 30	$11,648	$22,272

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

8. WARRANTY

Changes in the warranty liability consisted of the following (amounts in thousands):

	2012	2011
Warranty liability, January 1	$17,659	$12,471
Provision for warranty liabilities	15,568	11,394
Warranty payments made	(12,040)	(9,638)
Warranty liability, June 30	$21,187	$14,227

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

9. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2012	December 31, 2011
7.875% senior secured notes due 2017	$200,000	$200,000
5.625% convertible senior subordinated notes due 2017	112,881	112,881
Other debt	7,596	16,723
	320,477	329,604
Less amounts due within one year	7,596	11,723
	$312,881	$317,881

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Aggregate maturities of long-term debt at June 30, 2012, were as follows (amounts in thousands):

July 1 - December 31, 2012	$2,596
2013	5,000
2014	—
2015	—
2016	—
Thereafter	312,881
$320,477

7.875% senior secured notes due 2017
The Company’s 7.875% senior secured notes ("senior secured notes") are due October 2017.  These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport and Titan Wheel Corporation of Illinois.  The Company’s senior secured notes outstanding balance was $200.0 million at June 30, 2012.

5.625% convertible senior subordinated notes due 2017
The Company’s 5.625% convertible senior subordinated notes ("convertible notes") are due January 2017.   The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The Company’s convertible notes balance was $112.9 million at June 30, 2012.

Revolving credit facility
The Company’s $100 million revolving credit facility ("credit facility") with agent Bank of America, N.A. has a January 2014 termination date and is collateralized by the accounts receivable and inventory of Titan and certain of its domestic subsidiaries.  During the first six months of 2012 and at June 30, 2012, there were no borrowings under the credit facility.  The credit facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants. Titan is in compliance with these covenants and restrictions as of June 30, 2012.

Other debt
Brazil Term Loan
In May 2011, the Company entered into a two-year, unsecured $10.0 million Term Loan with Bank of America, N.A. (BoA Term Loan) to provide working capital for the Sao Paulo, Brazil manufacturing facility. Borrowings under the BoA Term Loan bear interest at a rate equal to LIBOR plus 200 basis points. The BoA Term Loan shall be a minimum of $5.0 million with the option for an additional $5.0 million loan for a maximum of $10.0 million. The BoA Term Loan is due May 2013. The Company entered into an interest rate swap agreement and cross currency swap transaction with Bank of America Merrill Lynch Banco Multiplo S.A. that is designed to convert the outstanding $5.0 million US Dollar based LIBOR loan to a Brazilian Real based CDI loan. See Note 10 for additional information. As of June 30, 2012, the Company had $5.0 million outstanding on this loan and the interest rate including the effect of the swap agreement was approximately 11%.

Brazil Revolving Line of Credit
The Company's wholly-owned Brazilian subsidiary, Titan Pneus Do Brasil Ltda ("Titan Brazil"), has a revolving line of credit (Brazil line of credit) established with Bank of America Merrill Lynch Banco Multiplo S.A. in May 2011. Titan Brazil could borrow up to 16.0 million Brazilian Reais, which equates to approximately $7.9 million dollars as of June 30, 2012, for working capital purposes. Under the terms of the Brazil line of credit, borrowings, if any, bear interest at a rate of LIBOR plus 247 basis points. At June 30, 2012 there were no borrowings outstanding on this line of credit.

Brazil Other Debt
Titan Brazil has working capital loans for the Sao Paulo, Brazil manufacturing facility totaling $2.6 million at June 30, 2012.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in the interest rate and foreign currency exchange rate in Brazil. The Company uses these derivate instruments to hedge exposure in the ordinary course of business and does not invest in derivative instruments for speculative purposes. In order to reduce interest rate and foreign currency risk on the BoA Term Loan, the Company entered into an interest rate swap agreement and cross currency swap transactions with Bank of America Merrill Lynch Banco Multiplo S.A. that are designed to convert the outstanding $5.0 million US Dollar based LIBOR loan to a Brazilian Real based CDI loan and convert $2.5 million of US Dollar based LIBOR working capital loans to Brazilian Real based CDI loans. The Company has not designated these agreements as hedging instruments. Changes in the fair value of the cross currency swap are recorded in other income (expense) and changes in the fair value of the interest rate swap agreement are recorded as interest expense (or gain as an offset to interest expense). For the three months ended June 30, 2012, the Company recorded $0.0 million of other income and $0.2 million of interest expense related to these derivatives. For the six months ended June 30, 2012, the Company recorded $0.1 million of other income and $0.2 million of interest expense related to these derivatives.

11. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At June 30, 2012, future minimum rental commitments under noncancellable operating leases with initial or remaining terms of at least one year were as follows (amounts in thousands):

July 1 - December 31, 2012	$363
2013	521
2014	419
Thereafter	111
Total future minimum lease payments	$1,414

12. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement. The Company also sponsors four 401(k) retirement savings plans. The Company contributed approximately $1.1 million and $1.7 million to the frozen defined pension plans during the three and six months ended June 30, 2012, respectively, and expects to contribute approximately $4.9 million to the frozen pension plans during the remainder of 2012.

The components of net periodic pension cost consisted of the following (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest cost	$1,133	$1,272	$2,266	$2,544
Expected return on assets	(1,252)	(1,315)	(2,504)	(2,630)
Amortization of unrecognized prior service cost	34	34	68	68
Amortization of unrecognized deferred taxes	—	(14)	—	(28)
Amortization of net unrecognized loss	1,293	936	2,586	1,872
Net periodic pension cost	$1,208	$913	$2,416	$1,826

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

13. ROYALTY EXPENSE

The Company has a trademark license agreement with Goodyear to manufacture and sell certain tires in North America and Latin America under the Goodyear name.  The North American and Latin American farm tire royalties were prepaid for seven years as a part of the 2011 Goodyear Latin American farm tire acquisition. Royalty expenses recorded were $2.7 million and $2.4 million for the quarters ended June 30, 2012 and 2011, respectively. Royalty expenses were $5.0 million and $5.3 million for the six months ended June 30, 2012 and 2011, respectively.

14. SUPPLY AGREEMENT TERMINATION INCOME

Supply agreement termination income consisted of the following (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Supply agreement termination income	$26,134	$—	$26,134	$—

The Company's April 2011 acquisition of Goodyear's farm tire business included a three year supply agreement with Goodyear for certain non-farm tire products. A liability was recorded as the supply agreement was for sales at below market prices. In May 2012, the Company and Goodyear terminated this supply agreement and entered into an agreement under which Titan will sell these products directly to third party customers and pay a royalty to Goodyear. The remaining balance of the supply agreement liability was recorded as income as the Company is no longer obligated to sell the products at below market prices.

15. OTHER INCOME, NET

Other income consisted of the following (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Discount amortization on prepaid royalty	$933	$1,079	$1,972	$1,079
Building rental income	188	—	363	—
Interest income	180	93	385	238
Gain on purchase transaction	—	919	—	919
Other income (expense)	(215)	128	209	83
Gain (loss) related to contractual obligation investments	(473)	51	795	144
	$613	$2,270	$3,724	$2,463

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

16. INCOME TAXES

The Company recorded income tax expense of $31.0 million and $51.1 million for the three and six months ended June 30, 2012, respectively, as compared to $15.0 million and $22.7 million for the three and six months ended June 30, 2011. The Company's effective income tax rate was 39% and 50% for the six months ended June 30, 2012 and 2011, respectively. The Company's 2011 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $16.1 million noncash charge taken in connection with the Company's convertible debt. This noncash charge is not fully deductible for income tax purposes.

The Company's 2012 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the supply agreement termination income and related income tax effects and the liability for unrecognized tax benefits recorded during the three months ended June 30, 2012.

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination. The Company's unrecognized tax benefits were $3.1 million and $0.0 million as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, $2.0 million would affect income tax expense if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties included in the unrecognized tax benefits at June 30, 2012 and December 31, 2011 were $0.3 million and $0.0 million, respectively. During the three months ended June 30, 2012, the increase in unrecognized tax benefits relates to potential nexus exposure in various jurisdictions where the Company has activities.

17. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended
	June 30, 2012			June 30, 2011
	Titan Net income	Weighted- average shares	Per share amount	Titan Net income	Weighted- average shares	Per share amount
Basic earnings per share	$44,056	42,158	$1.05	$25,564	41,981	$0.61
Effect of stock options/trusts	—	270		—	330
Effect of convertible notes	1,143	11,088		1,091	11,083
Diluted earnings per share	$45,199	53,516	$0.84	$26,655	53,394	$0.50

	Six months ended
	June 30, 2012			June 30, 2011
	Titan Net income	Weighted- average shares	Per share amount	Titan Net income	Weighted- average shares	Per share amount
Basic earnings per share	$79,475	42,132	$1.89	$22,528	41,250	$0.55
Effect of stock options/trusts	—	272		—	314
Effect of convertible notes	2,286	11,088		2,294	11,665
Diluted earnings per share	$81,761	53,492	$1.53	$24,822	53,229	$0.47

There were no stock options/trusts or convertible notes that were antidilutive for the periods presented.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

18. SEGMENT INFORMATION

The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three and six months ended June 30, 2012 and 2011 (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues from external customers
Agricultural	$288,993	$257,268	$584,798	$467,265
Earthmoving/construction	110,541	76,895	215,109	143,406
Consumer	59,699	70,284	122,414	74,605
	$459,233	$404,447	$922,321	$685,276
Gross profit
Agricultural	$59,501	$47,166	$125,593	$94,866
Earthmoving/construction	19,562	11,218	41,909	19,413
Consumer	3,773	6,753	9,472	7,755
Unallocated corporate	(750)	(803)	(1,525)	(1,428)
	$82,086	$64,334	$175,449	$120,606
Income from operations
Agricultural	$54,562	$42,800	$115,225	$85,668
Earthmoving/construction	17,516	9,702	37,917	15,990
Consumer	27,416	4,821	30,518	5,737
Unallocated corporate	(18,525)	(12,926)	(44,020)	(36,119)
Income from operations	80,969	44,397	139,640	71,276

Interest expense	(6,217)	(6,149)	(12,512)	(12,429)
Noncash convertible debt conversion charge	—	—	—	(16,135)
Other income, net	613	2,270	3,724	2,463
Income before income taxes	$75,365	$40,518	$130,852	$45,175

Assets by segment were as follows (amounts in thousands):

	June 30, 2012	December 31, 2011
Total assets
Agricultural	$498,391	$444,611
Earthmoving/construction	219,325	193,566
Consumer	147,242	139,161
Unallocated corporate	229,041	232,948
	$1,093,999	$1,010,286

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

19. FAIR VALUE MEASUREMENTS

ASC 820 Fair Value Measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (amounts in thousands):

	June 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Investment in Titan Europe Plc (a)	$29,534	$29,534	$—	$—	$28,998	$28,998	$—	$—
Contractual obligation investments	13,190	13,190			12,395	12,395
Preferred stock	1,000	—	—	1,000	1,000	—	—	1,000
Interest rate swap	1,228	—	1,228	—	634	—	634	—
Total	$44,952	$42,724	$1,228	$1,000	$43,027	$41,393	$634	$1,000

(a) The fair value for all periods presented has been decreased by cumulative translation adjustment of $1.2 million, which relates to the Company's Titan Europe Plc ownership in 2005 and before.

The following table presents the changes during the periods presented in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2011	$1,000
Total realized and unrealized gains and losses	—
Balance as of June 30, 2012	$1,000

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

22. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the chief executive officer of the Company.  The related party is Mr. Fred Taylor and is Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blackstone OTR, LLC; FBT Enterprises; and OTR Wheel Engineering.  Sales of Titan products to these companies were approximately $0.7 million and $1.1 million for the three and six months ended June 30, 2012, respectively, as compared to $1.1 million and $1.9 million for the three and six months ended June 30, 2011.  Titan had trade receivables due from these companies of approximately $0.4 million at June 30, 2012, and approximately $0.0 million at December 31, 2011.  On other sales referred to Titan from these manufacturing representative companies, commissions were approximately $0.7 million and $1.4 million for the three and six month ended June 30, 2012, respectively, as compared to $0.6 million and $1.2 million for the three and six months ended June 30, 2011.

23. SUBSEQUENT EVENTS

Acquisition of Australian OTR Tire & Wheel Manufacturer: Planet Group
In July, 2012, Titan announced that it has signed an agreement to purchase a majority ownership interest in Planet Corporation Group of Companies ("Planet") in an all-cash transaction. Planet includes National Tyres, Acme Wheel, Resource Tyre and Choice Tyres Wholesalers and is based in Perth, Australia. Planet is an OTR tire and wheel specialist that manufactures, distributes and services products to customers in the mining, agriculture, construction and earthmoving industries. Titan expects this acquisition to close in the third quarter of 2012.

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

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended June 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$373,035	$86,198	$—	$459,233
Cost of sales	257	297,636	79,254	—	377,147
Gross profit (loss)	(257)	75,399	6,944	—	82,086
Selling, general and administrative expenses	3,396	15,062	4,952	—	23,410
Research and development expenses	48	1,081	60	—	1,189
Royalty expense	—	1,779	873	—	2,652
Supply agreement termination income	—	—	(26,134)	—	(26,134)
Income (loss) from operations	(3,701)	57,477	27,193	—	80,969
Interest expense	(6,045)	—	(172)	—	(6,217)
Other income	283	313	17	—	613
Income (loss) before income taxes	(9,463)	57,790	27,038	—	75,365
Provision for income taxes	1,884	18,872	10,284	—	31,040
Equity in earnings of subsidiaries	55,672	—	18,822	(74,494)	—
Net income (loss)	44,325	38,918	35,576	(74,494)	44,325
Net income noncontrolling interests	—	—	—	269	269
Net income (loss) attributable to Titan	$44,325	$38,918	$35,576	$(74,763)	$44,056

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended June 30, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$310,392	$94,055	$—	$404,447
Cost of sales	541	254,116	85,456	—	340,113
Gross profit (loss)	(541)	56,276	8,599	—	64,334
Selling, general and administrative expenses	4,551	2,462	9,560	—	16,573
Research and development expenses	4	1,010	—	—	1,014
Royalty expense	—	1,767	583	—	2,350
Income (loss) from operations	(5,096)	51,037	(1,544)	—	44,397
Interest expense	(6,032)	—	(117)	—	(6,149)
Other income (expense)	1,879	(39)	430	—	2,270
Income (loss) before income taxes	(9,249)	50,998	(1,231)	—	40,518
Provision (benefit) for income taxes	(3,397)	18,808	(449)	—	14,962
Equity in earnings of subsidiaries	31,408	—	—	(31,408)	—
Net income (loss)	25,556	32,190	(782)	(31,408)	25,556
Net loss noncontrolling interests	—	—	—	(8)	(8)
Net income (loss) attributable to Titan	$25,556	$32,190	$(782)	$(31,400)	$25,564

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Six Months Ended June 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$744,164	$178,157	$—	$922,321
Cost of sales	559	582,660	163,653	—	746,872
Gross profit (loss)	(559)	161,504	14,504	—	175,449
Selling, general and administrative expenses	13,983	30,737	9,525	—	54,245
Research and development expenses	172	2,379	146	—	2,697
Royalty expense	—	3,472	1,529	—	5,001
Supply agreement termination income	—	—	(26,134)	—	(26,134)
Income (loss) from operations	(14,714)	124,916	29,438	—	139,640
Interest expense	(12,107)	—	(405)	—	(12,512)
Other income	2,457	810	457	—	3,724
Income (loss) before income taxes	(24,364)	125,726	29,490	—	130,852
Provision (benefit) for income taxes	(5,068)	43,913	12,288	—	51,133
Equity in earnings of subsidiaries	99,015	—	18,822	(117,837)	—
Net income (loss)	79,719	81,813	36,024	(117,837)	79,719
Net income noncontrolling interests	—	—	—	244	244
Net income (loss) attributable to Titan	$79,719	$81,813	$36,024	$(118,081)	$79,475

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Six Months Ended June 30, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$591,221	$94,055	$—	$685,276
Cost of sales	902	477,870	85,898	—	564,670
Gross profit (loss)	(902)	113,351	8,157	—	120,606
Selling, general and administrative expenses	19,956	5,187	16,723	—	41,866
Research and development expenses	4	2,193	—	—	2,197
Royalty expense	—	4,684	583	—	5,267
Income (loss) from operations	(20,862)	101,287	(9,149)	—	71,276
Interest expense	(12,312)	—	(117)	—	(12,429)
Noncash convertible debt conversion charge	(16,135)	—	—	—	(16,135)
Other income (expense)	2,196	(241)	508	—	2,463
Income (loss) before income taxes	(47,113)	101,046	(8,758)	—	45,175
Provision (benefit) for income taxes	(11,436)	37,326	(3,235)	—	22,655
Equity in earnings of subsidiaries	58,197	—	—	(58,197)	—
Net income (loss)	22,520	63,720	(5,523)	(58,197)	22,520
Net loss noncontrolling interests	—	—	—	(8)	(8)
Net income (loss) attributable to Titan	$22,520	$63,720	$(5,523)	$(58,189)	$22,528

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Three Months Ended June 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$44,325	$38,918	$35,576	$(74,494)	$44,325
Unrealized gain (loss) on investments, net of tax	(5,580)	—	(5,580)	5,580	(5,580)
Currency translation adjustment	(8,136)	—	(8,136)	8,136	(8,136)
Pension liability adjustments, net of tax	836	790	46	(836)	836
Comprehensive income (loss)	31,445	39,708	21,906	(61,614)	31,445
Net comprehensive income attributable to noncontrolling interests	—	—	—	269	269
Comprehensive income (loss) attributable to Titan	$31,445	$39,708	$21,906	$(61,883)	$31,176

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Three Months Ended June 30, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$25,556	$32,190	$(782)	$(31,408)	$25,556
Unrealized gain (loss) on investments, net of tax	14,645	—	14,645	(14,645)	14,645
Currency translation adjustment	2,932	—	2,932	(2,932)	2,932
Pension liability adjustments, net of tax	592	553	39	(592)	592
Comprehensive income (loss)	43,725	32,743	16,834	(49,577)	43,725
Net comprehensive loss attributable to noncontrolling interests	—	—	—	(8)	(8)
Comprehensive income (loss) attributable to Titan	$43,725	$32,743	$16,834	$(49,569)	$43,733

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Six Months Ended June 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$79,719	$81,813	$36,024	$(117,837)	$79,719
Unrealized gain (loss) on investments, net of tax	337	—	337	(337)	337
Currency translation adjustment	(4,569)	—	(4,569)	4,569	(4,569)
Pension liability adjustments, net of tax	1,672	1,580	92	(1,672)	1,672
Comprehensive income (loss)	77,159	83,393	31,884	(115,277)	77,159
Net comprehensive income attributable to noncontrolling interests	—	—	—	244	244
Comprehensive income (loss) attributable to Titan	$77,159	$83,393	$31,884	$(115,521)	$76,915

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Six Months Ended June 30, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$22,520	$63,720	$(5,523)	$(58,197)	$22,520
Unrealized gain (loss) on investments, net of tax	13,652	—	13,652	(13,652)	13,652
Currency translation adjustment	2,932	—	2,932	(2,932)	2,932
Pension liability adjustments, net of tax	1,185	1,106	79	(1,185)	1,185
Comprehensive income (loss)	40,289	64,826	11,140	(75,966)	40,289
Net comprehensive loss attributable to noncontrolling interests	—	—	—	(8)	(8)
Comprehensive income (loss) attributable to Titan	$40,289	$64,826	$11,140	$(75,958)	$40,297

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets June 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$140,441	$6	$9,003	$—	$149,450
Accounts receivable	—	185,758	51,660	—	237,418
Inventories	—	169,271	45,587	—	214,858
Prepaid and other current assets	35,691	18,288	14,431	—	68,410
Total current assets	176,132	373,323	120,681	—	670,136
Property, plant and equipment, net	8,159	215,056	101,461	—	324,676
Investment in subsidiaries	271,414	—	18,822	(290,236)	—
Other assets	43,035	1,351	54,801	—	99,187
Total assets	$498,740	$589,730	$295,765	$(290,236)	$1,093,999
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$7,596	$—	$7,596
Accounts payable	939	41,601	67,015	—	109,555
Other current liabilities	(3,870)	61,729	12,605	—	70,464
Total current liabilities	(2,931)	103,330	87,216	—	187,615
Long-term debt	312,881	—	—	—	312,881
Other long-term liabilities	42,996	36,339	37,092	—	116,427
Intercompany accounts	(329,482)	99,097	230,385	—	—
Titan stockholders' equity	475,276	350,964	(58,928)	(292,036)	475,276
Noncontrolling interests	—	—	—	1,800	1,800
Total liabilities and stockholders’ equity	$498,740	$589,730	$295,765	$(290,236)	$1,093,999

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$125,266	$6	$3,898	$—	$129,170
Accounts receivable	—	137,226	52,301	—	189,527
Inventories	—	162,134	28,738	—	190,872
Prepaid and other current assets	27,251	15,490	12,283	—	55,024
Total current assets	152,517	314,856	97,220	—	564,593
Property, plant and equipment, net	9,562	219,734	105,446	—	334,742
Investment in subsidiaries	184,317	—	—	(184,317)	—
Other assets	44,918	1,454	64,579	—	110,951
Total assets	$391,314	$536,044	$267,245	$(184,317)	$1,010,286
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$11,723	$—	$11,723
Accounts payable	930	33,563	42,081	—	76,574
Other current liabilities	22,687	39,457	25,325	—	87,469
Total current liabilities	23,617	73,020	79,129	—	175,766
Long-term debt	312,881	—	5,000	—	317,881
Other long-term liabilities	29,267	38,187	52,306	—	119,760
Intercompany accounts	(369,690)	157,264	212,426	—	—
Titan stockholders' equity	395,239	267,573	(81,616)	(185,957)	395,239
Noncontrolling interests	—	—	—	1,640	1,640
Total liabilities and stockholders’ equity	$391,314	$536,044	$267,245	$(184,317)	$1,010,286

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Six Months Ended June 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$15,859	$12,406	$20,418	$48,683
Cash flows from investing activities:
Capital expenditures	(1,338)	(12,595)	(5,073)	(19,006)
Other, net	—	189	264	453
Net cash used for investing activities	(1,338)	(12,406)	(4,809)	(18,553)
Cash flows from financing activities:
Payment on debt	—	—	(14,226)	(14,226)
Term loan borrowing	—	—	4,378	4,378
Proceeds from exercise of stock options	887	—	—	887
Excess tax benefit from stock options exercised	190	—	—	190
Dividends paid	(423)	—	—	(423)
Net cash provided by (used for) financing activities	654	—	(9,848)	(9,194)
Effect of exchange rate change on cash	—	—	(656)	(656)
Net increase in cash and cash equivalents	15,175	—	5,105	20,280
Cash and cash equivalents, beginning of period	125,266	6	3,898	129,170
Cash and cash equivalents, end of period	$140,441	$6	$9,003	$149,450

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Six Months Ended June 30, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(27,035)	$7,157	$(10,754)	$(30,632)
Cash flows from investing activities:
Capital expenditures	(1,089)	(8,070)	(1,037)	(10,196)
Acquisitions, net of cash acquired	(99,118)	—	—	(99,118)
Other, net	—	914	481	1,395
Net cash used for investing activities	(100,207)	(7,156)	(556)	(107,919)
Cash flows from financing activities:
Repurchase of senior unsecured notes	(1,064)	—	—	(1,064)
Term loan borrowing	—	—	14,148	14,148
Proceeds from exercise of stock options	477	—	—	477
Dividends paid	(387)	—	—	(387)
Net cash provided by (used for) financing activities	(974)	—	14,148	13,174
Effect of exchange rate change on cash	—	—	39	39
Net increase (decrease) in cash and cash equivalents	(128,216)	1	2,877	(125,338)
Cash and cash equivalents, beginning of period	239,362	6	132	239,500
Cash and cash equivalents, end of period	$111,146	$7	$3,009	$114,162

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

25. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION- 7.875% SENIOR SECURED NOTES

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

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended June 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$367,300	$91,933	$—	$459,233
Cost of sales	257	292,357	84,533	—	377,147
Gross profit (loss)	(257)	74,943	7,400	—	82,086
Selling, general and administrative expenses	3,396	14,521	5,493	—	23,410
Research and development expenses	48	1,074	67	—	1,189
Royalty expense	—	1,779	873	—	2,652
Supply agreement termination income	—	—	(26,134)	—	(26,134)
Income (loss) from operations	(3,701)	57,569	27,101	—	80,969
Interest expense	(6,045)	—	(172)	—	(6,217)
Other income	283	134	196	—	613
Income (loss) before income taxes	(9,463)	57,703	27,125	—	75,365
Provision (benefit) for income taxes	1,884	18,740	10,416	—	31,040
Equity in earnings of subsidiaries	55,672	—	27,074	(82,746)	—
Net income (loss)	44,325	38,963	43,783	(82,746)	44,325
Net income noncontrolling interests	—	—	—	269	269
Net income (loss) attributable to Titan	$44,325	$38,963	$43,783	$(83,015)	$44,056

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended June 30, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$304,400	$100,047	$—	$404,447
Cost of sales	541	248,556	91,016	—	340,113
Gross profit (loss)	(541)	55,844	9,031	—	64,334
Selling, general and administrative expenses	4,551	2,357	9,665	—	16,573
Research and development expenses	4	1,003	7	—	1,014
Royalty expense	—	1,767	583	—	2,350
Income (loss) from operations	(5,096)	50,717	(1,224)	—	44,397
Interest expense	(6,032)	—	(117)	—	(6,149)
Other income (expense)	1,879	(46)	437	—	2,270
Income (loss) before income taxes	(9,249)	50,671	(904)	—	40,518
Provision (benefit) for income taxes	(3,397)	18,688	(329)	—	14,962
Equity in earnings of subsidiaries	31,408	—	—	(31,408)	—
Net income (loss)	25,556	31,983	(575)	(31,408)	25,556
Net loss noncontrolling interests	—	—	—	(8)	(8)
Net income (loss) attributable to Titan	$25,556	$31,983	$(575)	$(31,400)	$25,564

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Six Months Ended June 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$733,481	$188,840	$—	$922,321
Cost of sales	559	572,388	173,925	—	746,872
Gross profit (loss)	(559)	161,093	14,915	—	175,449
Selling, general and administrative expenses	13,983	29,678	10,584	—	54,245
Research and development expenses	172	2,306	219	—	2,697
Royalty expense	—	3,472	1,529	—	5,001
Supply agreement termination income	—	—	(26,134)	—	(26,134)
Income (loss) from operations	(14,714)	125,637	28,717	—	139,640
Interest expense	(12,107)	—	(405)	—	(12,512)
Other income	2,457	448	819	—	3,724
Income (loss) before income taxes	(24,364)	126,085	29,131	—	130,852
Provision (benefit) for income taxes	(5,068)	43,854	12,347	—	51,133
Equity in earnings of subsidiaries	99,015	—	59,626	(158,641)	—
Net income (loss)	79,719	82,231	76,410	(158,641)	79,719
Net income noncontrolling interests	—	—	—	244	244
Net income (loss) attributable to Titan	$79,719	$82,231	$76,410	$(158,885)	$79,475

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Six Months Ended June 30, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$579,361	$105,915	$—	$685,276
Cost of sales	902	466,551	97,217	—	564,670
Gross profit (loss)	(902)	112,810	8,698	—	120,606
Selling, general and administrative expenses	19,956	5,006	16,904	—	41,866
Research and development expenses	4	2,186	7	—	2,197
Royalty expense	—	4,684	583	—	5,267
Income (loss) from operations	(20,862)	100,934	(8,796)	—	71,276
Interest expense	(12,312)	—	(117)	—	(12,429)
Noncash convertible debt conversion charge	(16,135)	—	—	—	(16,135)
Other income (expense)	2,196	(281)	548	—	2,463
Income (loss) before income taxes	(47,113)	100,653	(8,365)	—	45,175
Provision (benefit) for income taxes	(11,436)	37,181	(3,090)	—	22,655
Equity in earnings of subsidiaries	58,197	—	—	(58,197)	—
Net income (loss)	22,520	63,472	(5,275)	(58,197)	22,520
Net loss noncontrolling interests	—	—	—	(8)	(8)
Net income (loss) attributable to Titan	$22,520	$63,472	$(5,275)	$(58,189)	$22,528

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Three Months Ended June 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$44,325	$38,963	$43,783	$(82,746)	$44,325
Unrealized gain (loss) on investments, net of tax	(5,580)	—	(5,580)	5,580	(5,580)
Currency translation adjustment	(8,136)	—	(8,136)	8,136	(8,136)
Pension liability adjustments, net of tax	836	790	46	(836)	836
Comprehensive income (loss)	31,445	39,753	30,113	(69,866)	31,445
Net comprehensive income attributable to noncontrolling interests	—	—	—	269	269
Comprehensive income (loss) attributable to Titan	$31,445	$39,753	$30,113	$(70,135)	$31,176

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Three Months Ended June 30, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$25,556	$31,983	$(575)	$(31,408)	$25,556
Unrealized gain (loss) on investments, net of tax	14,645	—	14,645	(14,645)	14,645
Currency translation adjustment	2,932	—	2,932	(2,932)	2,932
Pension liability adjustments, net of tax	592	553	39	(592)	592
Comprehensive income (loss)	43,725	32,536	17,041	(49,577)	43,725
Net comprehensive loss attributable to noncontrolling interests	—	—	—	(8)	(8)
Comprehensive income (loss) attributable to Titan	$43,725	$32,536	$17,041	$(49,569)	$43,733

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Six Months Ended June 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$79,719	$82,231	$76,410	$(158,641)	$79,719
Unrealized gain (loss) on investments, net of tax	337	—	337	(337)	337
Currency translation adjustment	(4,569)	—	(4,569)	4,569	(4,569)
Pension liability adjustments, net of tax	1,672	1,580	92	(1,672)	1,672
Comprehensive income (loss)	77,159	83,811	72,270	(156,081)	77,159
Net comprehensive income attributable to noncontrolling interests	—	—	—	244	244
Comprehensive income (loss) attributable to Titan	$77,159	$83,811	$72,270	$(156,325)	$76,915

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Six Months Ended June 30, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$22,520	$63,472	$(5,275)	$(58,197)	$22,520
Unrealized gain (loss) on investments, net of tax	13,652	—	(13,652)	13,652	13,652
Currency translation adjustment	2,932	—	2,932	(2,932)	2,932
Pension liability adjustments, net of tax	1,185	1,106	79	(1,185)	1,185
Comprehensive income (loss)	40,289	64,578	(15,916)	(48,662)	40,289
Net comprehensive loss attributable to noncontrolling interests	—	—	—	(8)	(8)
Comprehensive income (loss) attributable to Titan	$40,289	$64,578	$(15,916)	$(48,654)	$40,297

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets June 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$140,441	$4	$9,005	$—	$149,450
Accounts receivable	—	181,575	55,843	—	237,418
Inventories	—	151,897	62,961	—	214,858
Prepaid and other current assets	35,691	18,121	14,598	—	68,410
Total current assets	176,132	351,597	142,407	—	670,136
Property, plant and equipment, net	8,159	200,687	115,830	—	324,676
Investment in subsidiaries	271,414	—	69,379	(340,793)	—
Other assets	43,035	1,351	54,801	—	99,187
Total assets	$498,740	$553,635	$382,417	$(340,793)	$1,093,999
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$7,596	$—	$7,596
Accounts payable	939	41,157	67,459	—	109,555
Other current liabilities	(3,870)	60,991	13,343	—	70,464
Total current liabilities	(2,931)	102,148	88,398	—	187,615
Long-term debt	312,881	—	—	—	312,881
Other long-term liabilities	42,996	36,277	37,154	—	116,427
Intercompany accounts	(329,482)	27,559	301,923	—	—
Titan stockholders' equity	475,276	387,651	(45,058)	(342,593)	475,276
Noncontrolling interests	—	—	—	1,800	1,800
Total liabilities and stockholders’ equity	$498,740	$553,635	$382,417	$(340,793)	$1,093,999

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$125,266	$4	$3,900	$—	$129,170
Accounts receivable	—	133,320	56,207	—	189,527
Inventories	—	144,511	46,361	—	190,872
Prepaid and other current assets	27,251	15,385	12,388	—	55,024
Total current assets	152,517	293,220	118,856	—	564,593
Property, plant and equipment, net	9,562	205,027	120,153	—	334,742
Investment in subsidiaries	184,307	—	—	(184,307)	—
Other assets	44,918	1,454	64,579	—	110,951
Total assets	$391,304	$499,701	$303,588	$(184,307)	$1,010,286
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$11,723	$—	$11,723
Accounts payable	930	33,070	42,574	—	76,574
Other current liabilities	22,687	39,104	25,678	—	87,469
Total current liabilities	23,617	72,174	79,975	—	175,766
Long-term debt	312,881	—	5,000	—	317,881
Other long-term liabilities	29,267	38,125	52,368	—	119,760
Intercompany accounts	(369,700)	85,560	284,140	—	—
Titan stockholders' equity	395,239	303,842	(117,895)	(185,947)	395,239
Noncontrolling interests	—	—	—	1,640	1,640
Total liabilities and stockholders’ equity	$391,304	$499,701	$303,588	$(184,307)	$1,010,286

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Six Months Ended June 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$15,859	$11,987	$20,837	$48,683
Cash flows from investing activities:
Capital expenditures	(1,338)	(12,176)	(5,492)	(19,006)
Other, net	—	189	264	453
Net cash used for investing activities	(1,338)	(11,987)	(5,228)	(18,553)
Cash flows from financing activities:
Payment on debt	—	—	(14,226)	(14,226)
Term loan borrowing	—	—	4,378	4,378
Proceeds from exercise of stock options	887	—	—	887
Excess tax benefit from stock options exercised	190	—	—	190
Dividends paid	(423)	—	—	(423)
Net cash provided by (used for) financing activities	654	—	(9,848)	(9,194)
Effect of exchange rate change on cash	—	—	(656)	(656)
Net increase in cash and cash equivalents	15,175	—	5,105	20,280
Cash and cash equivalents, beginning of period	125,266	4	3,900	129,170
Cash and cash equivalents, end of period	$140,441	$4	$9,005	$149,450

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Six Months Ended June 30, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$(27,035)	$7,052	$(10,649)	$(30,632)
Cash flows from investing activities:
Capital expenditures	(1,089)	(7,965)	(1,142)	(10,196)
Acquisitions, net of cash acquired	(99,118)	—	—	(99,118)
Other, net	—	914	481	1,395
Net cash used for investing activities	(100,207)	(7,051)	(661)	(107,919)
Cash flows from financing activities:
Repurchase of senior unsecured notes	(1,064)	—	—	(1,064)
Term loan borrowing	—	—	14,148	14,148
Proceeds from exercise of stock options	477	—	—	477
Dividends paid	(387)	—	—	(387)
Net cash provided by (used for) financing activities	(974)	—	14,148	13,174
Effect of exchange rate change on cash	—	—	39	39
Net increase (decrease) in cash and cash equivalents	(128,216)	1	2,877	(125,338)
Cash and cash equivalents, beginning of period	239,362	3	135	239,500
Cash and cash equivalents, end of period	$111,146	$4	$3,012	$114,162

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

The following table provides highlights for the quarter ended June 30, 2012, compared to 2011 (amounts in thousands):

	2012	2011	% Increase
Net sales	$459,233	$404,447	14%
Gross profit	82,086	64,334	28%
Income from operations	80,969	44,397	82%
Net income	44,325	25,556	73%

Quarter: The Company recorded sales of $459.2 million for the second quarter of 2012, which were approximately 14% higher than the second quarter 2011 sales of $404.4 million.  The higher quarterly sales levels were the result of increased demand in the Company's agricultural and earthmoving/construction segments combined with price/mix improvements.

The Company's gross profit was $82.1 million, or 17.9% of net sales, for the second quarter of 2012, compared to $64.3 million, or 15.9%, of net sales, in 2011. Income from operations was $81.0 million for the second quarter of 2012, compared to $44.4 million in 2011. The increase in the Company's gross profit and income from operations was related to cost leveraging and productivity gains on the higher sales volumes and select price increases on certain products that exceeded the increase in raw materials. Net income was $44.3 million for the quarter, compared to net income of $25.6 million in 2011. Basic income per share was $1.05 in the second quarter of 2012, compared to $.61 in 2011. In addition to the items previously discussed, income from operations, net income and earnings per share were positively affected by the supply agreement termination income of $26.1 million.

The following table provides highlights for the six months ended June 30, 2012, compared to 2011 (amounts in thousands):

	2012	2011	% Increase
Net sales	$922,321	$685,276	35%
Gross profit	175,449	120,606	45%
Income from operations	139,640	71,276	96%
Net income	79,719	22,520	254%

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Year-to-date: The Company recorded sales of $922.3 million for the six months ended June 30, 2012, as compared to $685.3 million in 2011. The higher year-to-date sales levels were the result of increased demand in the Company's agricultural and earthmoving/construction segments combined with price/mix improvements, as well as the April 2011 acquisition of the Goodyear Latin American farm tire business which recorded sales of $90.3 million for the three months ended March 31, 2012.

The Company's gross profit was $175.4 million, or 19.0% of net sales, for the six months ended June 30, 2012, compared to $120.6 million, or 17.6%, of net sales, in 2011. Income from operations was $139.6 million for the six months ended June 30, 2012, compared to $71.3 million in 2011. The increase in the Company's gross profit and income from operations were related to cost leveraging and productivity gains on the higher sales volumes and select price increases on certain products that exceeded the increase in raw materials. Net income was $79.7 million for the six months ended June 30, 2012, compared to $22.5 million in 2011. Basic income per share was $1.89 for the six months ended June 30, 2012, compared to $.55 in 2011. In addition to the items previously discussed, income from operations, net income and earnings per share were positively affected by the supply agreement termination income of $26.1 million.

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

Inventories
Inventories are valued at lower of cost or market. At June 30, 2012, approximately 27% of the Company's inventories were valued under the last-in, first-out (LIFO) method. The major steel material inventory and related work-in-process and their finished goods are accounted for under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. Market value is estimated based on current selling prices. Estimated provisions are established for slow-moving and obsolete inventory.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement. During the first six months of 2012, the Company contributed cash funds of $1.7 million to its frozen defined benefit pension plans. Titan expects to contribute approximately $4.9 million to these frozen defined benefit pension plans during the remainder of 2012. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 23 to the Company's financial statements on Form 10-K for the fiscal year ended December 31, 2011.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

SUBSEQUENT EVENTS

Acquisition of Australian OTR Tire & Wheel Manufacturer: Planet Group
In July, 2012, Titan announced that it has signed an agreement to purchase a majority ownership interest in Planet Corporation Group of Companies ("Planet") in an all-cash transaction. Planet includes National Tyres, Acme Wheel, Resource Tyre and Choice Tyres Wholesalers and is based in Perth, Australia. Planet is an OTR tire and wheel specialist that manufactures, distributes and services products to customers in the mining, agriculture, construction and earthmoving industries. Titan expects this acquisition to close in the third quarter of 2012.

RESULTS OF OPERATIONS

Highlights for the three and six months ended June 30, 2012, compared to 2011 (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$459,233	$404,447	$922,321	$685,276
Cost of sales	377,147	340,113	746,872	564,670
Gross profit	82,086	64,334	175,449	120,606
Gross profit percentage	17.9%	15.9%	19.0%	17.6%

Net Sales
Quarter: Net sales for the quarter ended June 30, 2012, were $459.2 million compared to $404.4 million in 2011, an increase of 14%. Sales increased as the result of increased demand in the Company's agricultural and earthmoving/construction segments combined with price/mix improvements. Sales volume was approximately 9% higher as the result of strong market conditions in the Company's agricultural and earthmoving/construction segments. Sales increased approximately 10% from price/mix improvements which resulted largely from increased raw material prices that were passed on to customers. The increase in net sales was partially offset by unfavorable foreign currency translation which decreased sales by approximately 5%.

Year-to-date: Net sales for the six months ended June 30, 2012, were $922.3 million, compared to $685.3 million in 2011, an increase of 35%. Sales increased as the result of the April 2011 acquisition of the Goodyear Latin American farm tire business including the Sao Paulo, Brazil manufacturing facility which recorded sales of $90.3 million for the three months ended March 31, 2012. Net sales for the six months ended June 30, 2012, excluding this acquisition were $832.0 million, an increase of 21% from the same period in 2011. Sales volume was approximately 10% higher as the result of strong market conditions in the Company's agricultural and earthmoving/construction segments. Sales increased approximately 15% from price/mix improvements which resulted largely from increased raw material prices that were passed on to customers. The increase in net sales was partially offset by unfavorable foreign currency translation which decreased sales by approximately 3%.

Cost of Sales and Gross Profit
Quarter: Cost of sales was $377.1 million for the quarter ended June 30, 2012, compared to $340.1 million in 2011.  The higher cost of sales resulted primarily from the increase in quarterly sales levels. The cost of sales increased by approximately 11%, which is comparable to an approximate 14% increase in net sales.

Gross profit for the second quarter of 2012 was $82.1 million, or 17.9% of net sales, compared to $64.3 million, or 15.9% of net sales for the second quarter of 2011.  The increase in gross profit margin was primarily due to cost leveraging and productivity gains on the higher sales volumes and select price increases on certain products that exceeded the increase in raw material costs.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Year-to-date: Cost of sales was $746.9 million for the six months ended June 30, 2012, compared to $564.7 million in 2011. The higher cost of sales resulted primarily from the increase in year-to-date sales levels. The cost of sales increased by approximately 32%, which is comparable to an approximate 35% increase in net sales.

Gross profit for the six months ended June 30, 2012, was $175.4 million or 19.0% of net sales, compared to $120.6 million or 17.6% of net sales in 2011.  The Sao Paulo, Brazil manufacturing facility was acquired on April 1, 2011. This facility provided gross profit of $8.5 million, or 9.4% of net sales, for the three months ended March 31, 2012. Excluding the first quarter results of the Sao Paulo, Brazil manufacturing facility, the gross profit margin (gross profit as a percent of sales) was 20.1% of net sales for the six months ended June 30, 2012. The increase in gross profit margin was primarily due to cost leveraging and productivity gains on the higher sales volumes and select price increases on certain products that exceeded the increase in raw material costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Selling, general and administrative	$23,410	$16,573	$54,245	$41,866
Percentage of net sales	5.1%	4.1%	5.9%	6.1%

Quarter: Selling, general and administrative (SG&A) expenses for the second quarter of 2012 were $23.4 million, or 5.1% of net sales, compared to $16.6 million, or 4.1% of net sales, for 2011.  The higher SG&A expenses were primarily the result of an increase of selling and marketing expenses of approximately $2 million, due to increased sales levels and increased information technology expenses, and approximately $4 million due to an increase in incentive compensation.

Year-to-date: Expenses for SG&A for the six months ended June 30, 2012, were $54.2 million or 5.9% of net sales, compared to $41.9 million or 6.1% of net sales in 2011. The higher SG&A expenses were primarily the result of an increase of selling and marketing expenses of approximately $5 million, due to increased sales levels and increased information technology expenses, and approximately $5 million due to an increase in incentive compensation. Also contributing to higher expenses was approximately $2 million of expenses at the Company's Latin American facilities during the first quarter of 2012.

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Research and development	$1,189	$1,014	$2,697	$2,197
Percentage of net sales	0.3%	0.3%	0.3%	0.3%

Quarter: Research and development (R&D) expenses for the second quarter of 2012 were $1.2 million, or 0.3% of net sales, compared to $1.0 million, or 0.3% of net sales, for 2011.

Year-to-date: Expenses for R&D were $2.7 million or 0.3% of net sales for the six months ended June 30, 2012, compared to $2.2 million or 0.3% of net sales for 2011.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Royalty Expense
Royalty expense was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Royalty expense	$2,652	$2,350	$5,001	$5,267

The Company has a trademark license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain tires in North America and Latin America under the Goodyear name.  The North American and Latin American farm tire royalties were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition.

Quarter: Royalty expenses recorded were $2.7 million and $2.4 million for the quarters ended June 30, 2012 and 2011, respectively.

Year-to-date: Year-to-date royalty expenses recorded were $5.0 million and $5.3 million for the six months ended June 30, 2012 and 2011, respectively.

Supply agreement termination income
Supply agreement termination income was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Supply agreement termination income	$26,134	$—	$26,134	$—

The Company's April 2011 acquisition of Goodyear's farm tire business included a three year supply agreement with Goodyear for certain non-farm tire products. A liability was recorded as the supply agreement was for sales at below market prices. In May 2012, the Company and Goodyear terminated this supply agreement and entered into an agreement under which Titan will sell these products directly to third party customers and pay a royalty to Goodyear. The remaining balance of the supply agreement liability was recorded as income as the Company is no longer obligated to sell the products at below market prices.

Income from Operations
Income from operations was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Income from operations	$80,969	$44,397	$139,640	$71,276
Percentage of net sales	17.6%	11.0%	15.1%	10.4%

Quarter: Income from operations for the second quarter of 2012, was $81.0 million, or 17.6% of net sales, compared to $44.4 million, or 11.0% of net sales, in 2011.  This increase was the net result of the items previously discussed above.

Year-to-date: Income from operations for the six months ended June 30, 2012, was $139.6 million or 15.1% of net sales, compared to $71.3 million or 10.4% of net sales in 2011. This increase was the net result of the items previously discussed above.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense
Interest expense was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest expense	$6,217	$6,149	$12,512	$12,429

Quarter: Interest expense was $6.2 million and $6.1 million for the quarter ended June 30, 2012, and 2011, respectively.

Year-to-date: Year-to-date interest expense was $12.5 million and $12.4 million for the six months ended June 30, 2012 and 2011, respectively.

Noncash Convertible Debt Conversion Charge
Noncash convertible debt conversion charge was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Noncash convertible debt conversion charge	$—	$—	—	$16,135

In the first quarter of 2011, the Company closed an exchange agreement converting approximately $59.6 million of the 5.625% convertible senior subordinated notes into approximately 6.6 million shares of the Company's common stock. In connection with the exchange, the Company recognized a noncash charge of $16.1 million in accordance with ASC 470-20 Debt - Debt with Conversion and Other Options.

Other Income
Other income was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Other income	$613	$2,270	$3,724	$2,463

Quarter: Other income was $0.6 million for the quarter ended June 30, 2012, as compared to $2.3 million in 2011.  The Company recorded $0.9 million in discount amortization on prepaid royalty, offset by a $(0.5) million loss on contractual obligation investments for the quarter ended June 30, 2012. The Company recorded $1.1 million in discount amortization on prepaid royalty and a $0.9 million gain on acquisition in the quarter ended June 30, 2011.

Year-to-date: Year-to-date other income was $3.7 million and $2.5 million for the six months ended June 30, 2012 and 2011, respectively. The Company recorded $2.0 million in discount amortization on prepaid royalty and a $0.8 million gain on contractual obligation investments in the first half of 2012. The Company recorded $1.1 million in discount amortization on prepaid royalty and a $0.9 million gain on acquisition in the first half of 2011.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Income Taxes
Income taxes were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Income tax expense	$31,040	$14,962	$51,133	$22,655

Quarter: The Company recorded income tax expense of $31.0 million for the quarter ended June 30, 2012, as compared to $15.0 million in 2011.   The Company's effective income tax rate was 41% and 37% for the three months ended June 30, 2012 and 2011, respectively.

Year-to-date: Income tax expense for the six months ended June 30, 2012 and 2011, was $51.1 million and $22.7 million, respectively. The Company's effective income tax rate was 39% and 50% for the six months ended June 30, 2012 and 2011, respectively. The Company's 2011 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $16.1 million noncash charge taken in connection with the exchange agreement on the Company's convertible debt. This noncash charge is not fully deductible for income tax purposes.

The Company's 2012 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the supply agreement termination income and related income tax effects and the liability for unrecognized tax benefits recorded during the three months ended June 30, 2012.

Net Income
Net income was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$44,325	$25,556	$79,719	$22,520

Quarter: Net income for the quarter ended June 30, 2012, was $44.3 million, compared to $25.6 million in 2011. For the quarter ended June 30, 2012 and 2011, basic earnings per share were $1.05 and $.61, respectively, and diluted earnings per share were $.84 and $.50, respectively. The Company's net income and earnings per share were higher due to the items previously discussed.

Year-to-date: Net income for the six months ended June 30, 2012 and 2011, was $79.7 million and $22.5 million, respectively. For the six months ended June 30, 2012 and 2011, basic earnings per share were $1.89 and $.55, respectively, and diluted earnings per share were $1.53 and $.47, respectively. The Company's net income and earnings per share were higher due to the items previously discussed.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$288,993	$257,268	$584,798	$467,265
Gross profit	59,501	47,166	125,593	94,866
Income from operations	54,562	42,800	115,225	85,668

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Quarter: Net sales in the agricultural market were $289.0 million for the quarter ended June 30, 2012, as compared to $257.3 million in 2011, an increase of 12%.  Sales volume was approximately 8% higher as the result of strong agricultural market demand. Sales increased approximately 4% from price/mix improvements which resulted primarily from increased raw material prices that were passed on to customers.

Gross profit in the agricultural market was $59.5 million for the quarter ended June 30, 2012 , as compared to $47.2 million in 2011.  Income from operations in the agricultural market was $54.6 million for the quarter ended June 30, 2012, as compared to$42.8 million in 2011.  The Company's gross profit and income from operations benefited from improved plant utilization resulting from the higher sales levels.

Year-to-date: Net sales in the agricultural market were $584.8 million for the six months ended June 30, 2012, as compared to $467.3 million in 2011, an increase of 25%. Sales increased as a result of the April 2011 acquisition of the Goodyear Latin American farm tire business including the Sao Paulo, Brazil manufacturing facility which recorded agricultural market sales of $32.8 million for the quarter ended March 31, 2012. Net sales excluding this acquisition for the first quarter of 2012 were $552 million, an increase of 18% from 2011. Sales volume was approximately 10% higher as the result of increased demand in the Company's agricultural segment. Sales increased approximately 8% from price/mix improvements which resulted primarily from increased raw material prices that were passed on to customers.

Gross profit in the agricultural market was $125.6 million for the six months ended June 30, 2012, as compared to $94.9 million in 2011. Income from operations in the agricultural market was $115.2 million for the six months ended June 30, 2012, as compared to $85.7 million in 2011. The Company's gross profit and income from operations benefited from improved plant utilization resulting from the higher sales levels.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$110,541	$76,895	$215,109	$143,406
Gross profit	19,562	11,218	41,909	19,413
Income from operations	17,516	9,702	37,917	15,990

Quarter: The Company's earthmoving/construction market net sales were $110.5 million for the quarter ended June 30, 2012, as compared to $76.9 million in 2011, an increase of 44%. Sales increased approximately 43% as the result of price/mix improvements which were driven by stronger demand for larger products used in the mining industry while sales volume remained relatively flat.

Gross profit in the earthmoving/construction market was $19.6 million for the quarter ended June 30, 2012, as compared to $11.2 million in 2011. The Company's earthmoving/construction market income from operations was $17.5 million for the quarter ended June 30, 2012, as compared to $9.7 million in 2011. The Company's gross profit and income from operations benefited from the mix changes to larger products that generally carry higher margins.

Year-to-date: The Company's earthmoving/construction market net sales were $215.1 million for the six months ended June 30, 2012, as compared to $143.4 million in 2011, an increase of 50%. Sales increased by approximately 41% as the result of price/mix improvements from stronger demand for larger products used in the mining industry. Sales volumes increased approximately 9% as a result of increased market demand.

Gross profit in the earthmoving/construction market was $41.9 million for the six months ended June 30, 2012, as compared to $19.4 million in 2011. Income from operations in the earthmoving/construction market was $37.9 million, for the six months ended June 30, 2012, as compared to $16.0 million in 2011. The Company's gross profit and income from operations benefited from the mix changes to larger products that generally carry higher margins and improved plant utilization resulting from the higher sales levels.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$59,699	$70,284	$122,414	$74,605
Gross profit	3,773	6,753	9,472	7,755
Income from operations	27,416	4,821	30,518	5,737

Quarter: Consumer market net sales were $59.7 million for quarter ended June 30, 2012, as compared to $70.3 million in 2011.  The decrease in net sales was primarily the result of decreased sales from the supply agreement included as part of the April 2011 acquisition of the Goodyear Latin American farm tire business. In May of 2012, the supply agreement was terminated. Sales under the agreement were $39.4 million for the quarter ended June 30, 2012, as compared to $63.3 million in 2011.

Gross profit from the consumer market was $3.8 million for the quarter ended June 30, 2012, as compared to $6.8 million in 2011.  The Company's decrease in gross profit primarily resulted from the reduced supply agreement sales. Consumer market income from operations was $27.4 million for the quarter ended June 30, 2012, as compared to $4.8 million in 2011.  The Company's increase in income from operations primarily resulted from the supply agreement termination income of $26.1 million, partially offset by the reduced supply agreement sales.

Year-to-date: Consumer market net sales were $122.4 million for the six months ended June 30, 2012, as compared to $74.6 million in 2011. The increase in net sales was primarily the result of the Goodyear Latin American farm tire acquisition agreement, which included a supply agreement for certain product sales, which are included in the consumer segment. Sales under the agreement were $96.9 million for six months ended June 30, 2012, as compared to $63.3 million in 2011.

Gross profit in the consumer market was $9.5 million for the six months ended June 30, 2012, as compared to $7.8 million in 2011. Consumer market income from operations was $30.5 million for the six months ended June 30, 2012, as compared to $5.7 million in 2011. The Company's increase in income from operations primarily resulted from the supply agreement termination income of $26.1 million.

Segment Summary (Amounts in thousands)

Quarter

Three months ended June 30, 2012	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$288,993	$110,541	$59,699	$—	$459,233
Gross profit (loss)	59,501	19,562	3,773	(750)	82,086
Income (loss) from operations	54,562	17,516	27,416	(18,525)	80,969
Three months ended June 30, 2011
Net sales	$257,268	76,895	$70,284	$—	$404,447
Gross profit (loss)	47,166	11,218	6,753	(803)	64,334
Income (loss) from operations	42,800	9,702	4,821	(12,926)	44,397

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Year-to-Date

Six months ended June 30, 2012	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$584,798	$215,109	$122,414	$—	$922,321
Gross profit (loss)	125,593	41,909	9,472	(1,525)	175,449
Income (loss) from operations	115,225	37,917	30,518	(44,020)	139,640
Six months ended June 30, 2011
Net sales	$467,265	143,406	$74,605	$—	$685,276
Gross profit (loss)	94,866	19,413	7,755	(1,428)	120,606
Income (loss) from operations	85,668	15,990	5,737	(36,119)	71,276

Corporate Expenses

Quarter

Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $18.5 million for the quarter ended June 30, 2012 , as compared to $12.9 million for 2011.

Corporate expenses for the quarter ended June 30, 2012, were composed of selling and marketing expenses of approximately $9 million and administrative expenses of approximately $10 million.

Corporate expenses for the quarter ended June 30, 2011, were composed of selling and marketing expenses of approximately $7 million and administrative expenses of approximately $6 million.

Corporate selling & marketing expenses were approximately $2 million higher in the second quarter due to increased information technology expenses.  Corporate administrative expenses were approximately $4 million higher due to an increase in incentive compensation.

Year-to-Date

Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $44.0 million for the six months ended June 30, 2012, as compared to $36.1 million for 2011.

Corporate expenses for the six months ended June 30, 2012, were composed of selling and marketing expenses of approximtely $16 million and administrative expenses of approximately $28 million.

Corporate expenses for the six months ended June 30, 2011, were composed of selling and marketing expenses of approximately $13 million and administrative expenses of approximately $23 million.

Corporate selling & marketing expenses were approximately $3 million higher for the six months ended June 30, 2012 due to increased information technology expenses. Corporate administrative expenses were approximately $5 million higher due to an increase in incentive compensation.

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

The Company's recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined by the Company with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. Titan expects to contribute approximately $4.9 million to these frozen defined pension plans during the remainder of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of June 30, 2012, the Company had $149.5 million of cash within various bank accounts.  The cash balance increased by $20.3 million from December 31, 2011, due to the following items.

(amounts in thousands)	June 30,	December 31,
	2012	2011	Change
Cash	$149,450	$129,170	$20,280

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Six months ended June 30,
	2012	2011	Change
Net income	$79,719	$22,520	$57,199
Depreciation and amortization	23,553	21,146	2,407
Noncash convertible debt conversion charge	—	16,135	(16,135)
Deferred income tax provision	572	8,446	(7,874)
Supply agreement termination income	(26,134)	—	(26,134)
Accounts receivable	(51,659)	(152,495)	100,836
Inventories	(26,335)	(34,968)	8,633
Accounts payable	37,346	77,736	(40,390)
Other current liabilities	(259)	19,269	(19,528)
Other liabilities	18,565	(2,844)	21,409
Other operating activities	(6,685)	(5,577)	(1,108)
Cash provided by (used for) operating activities	$48,683	$(30,632)	$79,315

In the first six months of 2012, operating activities provided cash of $48.7 million, which included net income of $79.7 million and an increase in accounts payable and other liabilities of $37.3 million and $18.6 million, respectively, Net income included $23.6 million of noncash charges for depreciation and amortization. Positive cash inflows were offset by increases in accounts receivable and inventory of $51.7 million and $26.3 million, respectively, and noncash supply agreement income of $26.1 million.

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

Operating cash flows increased $79.3 million when comparing the six months ended June 30, 2012, to the six months ended June 30, 2011. Net income in the first six months of 2012 was $57.2 million higher than the net income in the first six months of 2011. When comparing the first six months of 2012 to the first six months of 2011, cash flows from accounts receivable increased $100.8 million, resulting primarily from the April 2011 Goodyear Latin America farm tire business acquisition not including accounts receivable. The accounts receivable decrease was partly offset by decreases in accounts payable of $40.4 million and the noncash supply agreement termination income of $26.1 million.

The Company's inventory and accounts receivable balances were higher at June 30, 2012, as compared to December 31, 2011. Days sales in inventory remained stable at 54 days at June 30, 2012, compared to 55 days at December 31, 2011, as inventory grew proportionately with sales. Days sales outstanding increased to 47 days at June 30, 2012, from 42 days at December 31, 2011. The Company's days sales outstanding at the end of July and December is generally lower than other months of the year as a result of decreased sales in those months as the result of plant shutdowns.

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Six months ended June 30,
	2012	2011	Change
Acquisitions	$—	$(99,118)	$99,118
Capital expenditures	$(19,006)	$(10,196)	$(8,810)
Other investing activities	453	1,395	(942)
Cash used for investing activities	$(18,553)	$(107,919)	$89,366

Net cash used for investing activities was $18.6 million in the first six months of 2012, as compared to $107.9 million in the first six months of 2011. The Company invested a total of $19.0 million in capital expenditures in the first six months of 2012, compared to $10.2 million in 2011. The 2012 and 2011 expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan's existing business and maintaining existing equipment. The Company invested a total of $99.1 million in acquisitions in the first six months of 2011. The other investing activities are primarily the result of asset disposals.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Six months ended June 30,
	2012	2011	Change
Repurchase of senior notes	$—	$(1,064)	$1,064
Term loan borrowing	4,378	14,148	(9,770)
Proceeds from exercise of stock options	887	477	410
Payment on debt	(14,226)	—	(14,226)
Excess tax benefit from stock options exercised	190	—	190
Dividends paid	(423)	(387)	(36)
Cash provided by (used for) financing activities	$(9,194)	$13,174	$(22,368)

In the first six months of 2012, $9.2 million of cash was used for financing activities. This cash was primarily used for the payment on term loan borrowings of $14.2 million that was originally borrowed to provide working capital for Titan's Latin American operations. This was partially offset by $4.4 million of additional term loan borrowings for Titan's Latin American operations.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

In the first six months of 2011, $13.2 million of cash was provided by financing activities. This cash was primarily provided by term loan borrowings of $14.1 million used to provide working capital for Titan's Latin American operations.

Financing cash flows decreased by $22.4 million when comparing first six months of 2012 to 2011. This change was primarily the result of the repayment of term loan borrowings in the first six months of 2012.

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

The Company was in compliance with these covenants and restrictions as of June 30, 2012.  The collateral coverage ratio was not applicable as there were no outstanding borrowings under the revolving credit facility at June 30, 2012.  The fixed charge coverage ratio did not apply for the quarter ended June 30, 2012.

Liquidity Outlook
At June 30, 2012, the Company had $149.5 million of cash and cash equivalents and no outstanding borrowings on the Company's $100 million credit facility. The cash and cash equivalents balance of $149.5 million includes $8.7 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations.

Capital expenditures for the remainder of 2012 are forecasted to be approximately $30 million.  Cash payments for interest are currently forecasted to be approximately $12 million for the remainder of 2012 based on June 30, 2012 debt balances. The forecasted interest payments are comprised primarily of a semi-annual payment of $3.2 million for the 5.625% convertible senior subordinated notes due on July 15 and a semi-annual payment of $7.9 million for the 7.875% senior secured notes due on October 1.

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

MARKET CONDITIONS AND OUTLOOK
In the first half of 2012, Titan experienced significantly higher sales when compared to the sales levels in the first half of 2011.  The higher sales were primarily the result of increased demand and price increases in all of the Company's segments, as well as additional sales resulting from the acquisition of Goodyear's Latin American farm tire business and accompanying supply agreement. For the remainder of 2012, the Company expects sales to continue at strong levels.

Energy, raw material and petroleum-based product costs have been volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

The labor agreements for the Company’s Bryan, Ohio and Freeport, Illinois, facilities expired on November 19, 2010, for the employees covered by their respective collective bargaining agreements, which account for approximately 34% of the Company’s employees.  As of June 30, 2012, the employees of these two facilities were working without a contract. The respective unions have retained the rights to challenge the Company's actions.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were significantly higher in the first half of 2012 when compared to the first half of 2011.  The addition of Goodyear's Latin American farm tire business, price/mix improvements, and continued strong demand contributed to the higher sales levels. The increase in the global population and the rising middle class in emerging countries may help grow future demand.  The gradual increase in the use of biofuels may help sustain future production.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy. Current drought conditions in many parts of the U.S. and the expectations of lower farming yields may result in softer growth, or possibly decline, in the Company's agricultural market sales for the remainder of 2012.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

CONSUMER MARKET OUTLOOK
Consumer market sales were lower in the second quarter of 2012, when compared to recent quarters. The decrease in net sales was primarily the result of decreased sales from the supply agreement for certain non-agricultural product sales included as part of the Goodyear Latin American farm tire acquisition agreement, which are included in the consumer segment. In May 2012, the Company and Goodyear terminated this supply agreement and entered into an agreement under which Titan will sell these products directly to third party customers and pay a royalty to Goodyear. Consumer market sales may fluctuate from period to period.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	July 25, 2012	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL G. REITZ
Paul G. Reitz
Chief Financial Officer
(Principal Financial Officer)