Form 10-Q
period 2012-09-30
TITAN INTERNATIONAL INC
filed 2012-10-24
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: September 30, 2012
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	October 22, 2012

Common stock, no par value per share	47,741,083

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$404,719	$398,805	$1,327,040	$1,084,081
Cost of sales	337,558	345,811	1,084,430	910,481
Gross profit	67,161	52,994	242,610	173,600
Selling, general and administrative expenses	25,497	8,548	79,742	50,414
Research and development expenses	1,759	796	4,456	2,993
Royalty expense	3,739	2,263	8,740	7,530
Supply agreement termination income	—	—	(26,134)	—
Income from operations	36,166	41,387	175,806	112,663
Interest expense	(6,187)	(6,616)	(18,699)	(19,045)
Noncash convertible debt conversion charge	—	—	—	(16,135)
Other income (expense)	2,439	(556)	6,163	1,907
Income before income taxes	32,418	34,215	163,270	79,390
Provision for income taxes	13,589	12,690	64,722	35,345
Net income	18,829	21,525	98,548	44,045
Net income (loss) attributable to noncontrolling interests	(750)	362	(506)	354
Net income attributable to Titan	$19,579	$21,163	$99,054	$43,691

Earnings per common share:
Basic	$.46	$.50	$2.35	$1.05
Diluted	$.39	$.42	$1.92	$.89
Average common shares and equivalents outstanding:
Basic	42,180	42,028	42,148	41,512
Diluted	53,326	53,061	53,315	52,970

Dividends declared per common share:	$.005	$.005	$.015	$.015

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(All amounts in thousands)

	Three months ended
	September 30,
	2012	2011
Net income	$18,829	$21,525
Unrealized loss on investments, net of tax of $208 and $6,166, respectively	(353)	(11,433)
Currency translation adjustment, net	(1,247)	(12,861)
Pension liability adjustments, net of tax of $491 and $363, respectively	836	594
Comprehensive income (loss)	18,065	(2,175)
Net comprehensive income (loss) attributable to noncontrolling interests	(750)	362
Comprehensive income (loss) attributable to Titan	$18,815	$(2,537)

	Nine months ended
	September 30,
	2012	2011
Net income	$98,548	$44,045
Unrealized gain (loss) on investments, net of tax of $9 and $1,195, respectively	(16)	2,219
Currency translation adjustment, net	(5,816)	(9,929)
Pension liability adjustments, net of tax of $1,473 and $1,090, respectively	2,508	1,779
Comprehensive income	95,224	38,114
Net comprehensive income (loss) attributable to noncontrolling interests	(506)	354
Comprehensive income attributable to Titan	$95,730	$37,760

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except share data)

	September 30,	December 31,
Assets	2012	2011
Current assets
Cash and cash equivalents	$134,890	$129,170
Accounts receivable, net	228,375	189,527
Inventories	247,778	190,872
Deferred income taxes	32,706	26,775
Prepaid and other current assets	45,256	28,249
Total current assets	689,005	564,593
Property, plant and equipment, net	336,769	334,742
Other assets	132,356	110,951
Total assets	$1,158,130	$1,010,286
Liabilities and Equity
Current liabilities
Short-term debt	$7,517	$11,723
Accounts payable	106,670	76,574
Other current liabilities	81,298	87,469
Total current liabilities	195,485	175,766
Long-term debt	313,897	317,881
Deferred income taxes	53,001	38,691
Other long-term liabilities	73,499	81,069
Total liabilities	635,882	613,407
Equity:
Titan stockholder's equity
Common stock (no par, 120,000,000 shares authorized, 44,092,997 issued)	37	37
Additional paid-in capital	383,998	380,295
Retained earnings	165,473	67,053
Treasury stock (at cost, 1,796,015 and 1,887,316 shares, respectively)	(16,519)	(17,338)
Treasury stock reserved for deferred compensation	(1,233)	(1,233)
Accumulated other comprehensive loss	(36,899)	(33,575)
Total Titan stockholders’ equity	494,857	395,239
Noncontrolling interests	27,391	1,640
Total equity	522,248	396,879
Total liabilities and equity	$1,158,130	$1,010,286

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for contractual obligations	Accumulated other comprehensive income (loss)	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2012	42,205,681	$37	$380,295	$67,053	$(17,338)	$(1,233)	$(33,575)	$395,239	$1,640	$396,879
Net income				99,054				99,054	(506)	98,548
Currency translation adjustment							(5,816)	(5,816)		(5,816)
Pension liability adjustments, net of tax							2,508	2,508		2,508
Unrealized loss on investment, net of tax							(16)	(16)		(16)
Dividends on common stock				(634)				(634)		(634)
Exercise of stock options	71,310		285		640			925		925
Acquisitions								—	26,341	26,341
Consolidated joint venture								—	(84)	(84)
Stock-based compensation			2,959					2,959		2,959
Tax benefit related to stock-based compensation			185					185		185
Issuance of treasury stock under 401(k) plan	19,991		274		179			453		453
Balance September 30, 2012	42,296,982	$37	$383,998	$165,473	$(16,519)	$(1,233)	$(36,899)	$494,857	$27,391	$522,248

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2012	2011
Net income	$98,548	$44,045
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation and amortization	35,865	32,753
Deferred income tax provision	6,906	8,038
Noncash convertible debt conversion charge	—	16,135
Supply agreement termination income	(26,134)	—
Stock-based compensation	2,959	1,748
Excess tax benefit from stock options exercised	(185)	—
Issuance of treasury stock under 401(k) plan	453	411
Gain on acquisition	—	(919)
(Increase) decrease in assets:
Accounts receivable	(24,099)	(132,294)
Inventories	(36,921)	(47,366)
Prepaid and other current assets	(17,619)	(9,456)
Other assets	3,699	2,870
Increase (decrease) in liabilities:
Accounts payable	25,893	69,540
Other current liabilities	4,786	10,224
Other liabilities	10,937	(7,412)
Net cash provided by (used for) operating activities	85,088	(11,683)
Cash flows from investing activities:
Capital expenditures	(36,319)	(17,901)
Acquisitions, net of cash acquired	(32,760)	(99,118)
Purchases of marketable securities	—	(30,000)
Other	636	1,941
Net cash used for investing activities	(68,443)	(145,078)
Cash flows from financing activities:
Repurchase of senior unsecured notes	—	(1,064)
Payment on debt	(14,434)	(629)
Term loan borrowing	4,378	14,148
Proceeds from exercise of stock options	925	477
Excess tax benefit from stock options exercised	185	—
Dividends paid	(634)	(598)
Net cash provided by (used for) financing activities	(9,580)	12,334
Effect of exchange rate changes on cash	(1,345)	(799)
Net increase (decrease) in cash and cash equivalents	5,720	(145,226)
Cash and cash equivalents, beginning of period	129,170	239,500
Cash and cash equivalents, end of period	$134,890	$94,274

Supplemental information:
Interest paid	$15,306	$25,735
Income taxes paid	$63,669	$17,093

 See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.	ACCOUNTING POLICIES

In the opinion of Titan International, Inc. ("Titan" or the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary for a fair statement of the Company's financial position as of September 30, 2012, and the results of operations and cash flows for the three and nine months ended September 30, 2012 and 2011.

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

Fair value of financial instruments
The Company records financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value.  Investments in marketable equity securities are recorded at fair value.  The 7.875% senior secured notes due 2017 ("senior secured notes") and 5.625% convertible senior subordinated notes due 2017 ("convertible notes") are carried at cost of $200.0 million and $112.9 million at September 30, 2012, respectively. The fair value of these notes at September 30, 2012, as obtained through independent pricing sources, was approximately $212.5 million for the senior secured notes and approximately $217.8 million for the convertible notes. The increase in the fair value of the convertible notes is due primarily to the increased value of the underlying common stock.

Cash dividends
The Company declared cash dividends of $.005 and $.015 per share of common stock for each of the three and nine months ended September 30, 2012, and 2011, respectively. The third quarter 2012 cash dividend of $.005 per share of common stock was paid October 15, 2012, to stockholders of record on September 28, 2012.

Interest paid
Titan paid $3.5 million and $12.3 million for interest for the quarters ended September 30, 2012 and 2011, respectively, and $15.3 million and $25.7 million for interest for the nine months ended September 30, 2012 and 2011, respectively.

Income taxes paid
Titan paid $16.7 million and $6.5 million for income taxes for the quarters ended September 30, 2012 and 2011, respectively, and $63.7 million and $17.1 million for income taxes for the nine months ended September 30, 2012 and 2011, respectively.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

2. ACQUISITIONS

Acquisition of Planet Corporation Group
On August 2, 2012, Titan purchased a 56% controlling interest in Planet Corporation Group based in Perth, Australia (Planet) for $22.9 million and payment of $10.5 million for Planet's debt. The fair value of the consideration transferred and noncontrolling interests exceeded the fair value of the identified assets acquired less liabilities assumed. Therefore, goodwill of $14.0 million was recorded on the transaction. An initial noncontrolling interest of $26.3 million was recorded at the acquisition date. The Company continues to evaluate the preliminary purchase price allocation, primarily the value of certain deferred taxes and goodwill, and may revise the purchase price allocation in future periods as these estimates are finalized.

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

The purchase price allocation has changed from that reported in the Form 10-K for the year ended December 31, 2011. In the first quarter of 2012, after filing the Form 10-K for the year ended December 31, 2011, Titan became aware of information related to the classification of the Latin American business for US tax purposes. In the second quarter of 2012, Titan became aware of additional information related to this acquisition. As a result of this information, which was available at the time of acquisition, Titan concluded that there were errors in the original accounting for the acquisition. Titan has concluded that the impact of these errors is immaterial to the consolidated financial statements for the year ended December 31, 2011 and for the nine months ended September 30, 2012, and therefore the correction of these errors were recorded as of January 1, 2012. The correction of these errors impacted the following areas: an increase in current deferred income tax asset of $2.9 million, a decrease in goodwill of $8.4 million, and a decrease in noncurrent deferred income tax liability of $5.5 million. As a result of currency exchange rate differences, the January 1, 2012 recorded decrease in goodwill was $7.3 million, with a $1.1 million offset in currency translation adjustment.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Pro forma financial information is as follows (in thousands, except per share data):

	Nine months ended September 30,
	2012 (Actual)	2011 (Pro forma)
Net sales	$1,327,040	$1,112,481
Net income	98,548	48,175
Net income attributable to Titan	99,054	47,821
Basic earnings per share	$2.35	$1.15
Diluted earnings per share	1.92	.95

The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2011, nor is it necessarily indicative of Titan's future consolidated results of operations or financial position.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (amounts in thousands):

	September 30, 2012	December 31, 2011
Accounts receivable	$233,035	$193,731
Allowance for doubtful accounts	(4,660)	(4,204)
Accounts receivable, net	$228,375	$189,527

Accounts receivable are reduced by an allowance for doubtful accounts which is based on historical losses.

4. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	September 30, 2012	December 31, 2011
Raw material	$104,068	$97,257
Work-in-process	43,907	31,141
Finished goods	110,243	75,137
	258,218	203,535
Adjustment to LIFO basis	(10,440)	(12,663)
	$247,778	$190,872

At September 30, 2012, approximately 23% of the Company's inventories were valued under the last-in, first-out (LIFO) method. At December 31, 2011, approximately 30% of the Company's inventories were valued under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. All inventories are valued at lower of cost or market. The LIFO reserve decreased primarily as a result of the composition of inventory. An overall increase in raw material relative to total inventory resulted in a greater decrease in the FIFO cost versus the LIFO cost.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following (amounts in thousands):

	September 30, 2012	December 31, 2011
Land and improvements	$19,256	$20,330
Buildings and improvements	123,080	121,847
Machinery and equipment	464,461	456,236
Tools, dies and molds	93,041	88,676
Construction-in-process	27,901	14,606
	727,739	701,695
Less accumulated depreciation	(390,970)	(366,953)
	$336,769	$334,742

Depreciation on fixed assets for the nine months ended September 30, 2012 and 2011, totaled $34.1 million and $31.4 million, respectively.

6. INVESTMENT IN TITAN EUROPE

Investment in Titan Europe Plc consisted of the following (amounts in thousands):

	September 30, 2012	December 31, 2011
Investment in Titan Europe Plc	$28,972	$28,998

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

Titan Europe Plc Share Offer and Acceptance
On August 10, 2012, Titan announced a formal offer to Titan Europe Plc shareholders of one share of new Titan International common stock for every 11 Titan Europe Plc shares held. On October 5, 2012, Titan had received 87.2% acceptance of the offer including the 21.8% of Titan Europe Plc shares already owned. The value of Titan's previous 21.8% ownership on October 5 was $29.8 million. The offer was declared wholly unconditional on the October 5 date and the offer remained open until October 19, 2012. On October 19, 2012, Titan had received valid acceptances of the offer which together with the Titan Europe Plc shares already owned represented a 97.1% ownership percentage.

On October 19, 2012, Titan issued 5,574,160 shares of Titan International common stock to Titan Europe Plc shareholders with a value of $107.6 million, representing acceptances received as of October 5, 2012. Due to the timing of this transaction, the acquisition date fair value calculations have not been completed. The Company recorded $2.8 million of expense related to the acquisition costs through September 30, 2012. These costs were expensed as general & administrative expenses.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

7. GOODWILL

Changes in goodwill consisted of the following (amounts in thousands):

	2012			2011
		Earthmoving/			Earthmoving/
	Agricultural	Construction		Agricultural	Construction
	Segment	Segment	Total	Segment	Segment	Total
Goodwill balance, January 1	$19,841	$—	$19,841	$—	$—	$—
Acquisitions	—	13,982	13,982	21,388	—	21,388
Acquisition adjustment	(7,289)	—	(7,289)	—	—	—
Foreign currency translation	(957)	(193)	(1,150)	(2,640)	—	(2,640)
Goodwill balance, September 30	$11,595	$13,789	$25,384	$18,748	$—	$18,748

The Company's agricultural segment goodwill balance is related to the acquisition of Goodyear's Latin American farm tire business which included the Sao Paulo, Brazil manufacturing facility. The Company's earthmoving/construction goodwill balance is related to the acquisition of Planet Group in August 2012. Goodwill is included as a component of other assets in the Consolidated Condensed Balance Sheets. The Company reviews goodwill for impairment during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. The Company's consumer segment does not have any recorded goodwill.

8. WARRANTY

Changes in the warranty liability consisted of the following (amounts in thousands):

	2012	2011
Warranty liability, January 1	$17,659	$12,471
Provision for warranty liabilities	23,036	18,052
Warranty payments made	(18,282)	(14,979)
Warranty liability, September 30	$22,413	$15,544

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

9. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2012	December 31, 2011
7.875% senior secured notes due 2017	$200,000	$200,000
5.625% convertible senior subordinated notes due 2017	112,881	112,881
Other debt	8,533	16,723
	321,414	329,604
Less amounts due within one year	7,517	11,723
	$313,897	$317,881

Aggregate maturities of long-term debt at September 30, 2012, were as follows (amounts in thousands):

September 1 - December 31, 2012	$2,587
2013	5,386
2014	319
2015	178
2016	58
Thereafter	312,886
$321,414

7.875% senior secured notes due 2017
The Company’s 7.875% senior secured notes ("senior secured notes") are due October 2017.  These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport and Titan Wheel Corporation of Illinois.  The Company’s senior secured notes outstanding balance was $200.0 million at September 30, 2012.

5.625% convertible senior subordinated notes due 2017
The Company’s 5.625% convertible senior subordinated notes ("convertible notes") are due January 2017.   The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The Company’s convertible notes balance was $112.9 million at September 30, 2012.

Revolving credit facility
The Company’s $100 million revolving credit facility ("credit facility") with agent Bank of America, N.A. has a January 2014 termination date and is collateralized by the accounts receivable and inventory of Titan and certain of its domestic subsidiaries.  During the nine months ended September 30, 2012 and at September 30, 2012, there were no borrowings under the credit facility.  The credit facility contains certain financial covenants, restrictions and other customary affirmative and negative covenants. Titan is in compliance with these covenants and restrictions as of September 30, 2012.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Other debt
Brazil Term Loan
In May 2011, the Company entered into a two-year, unsecured $10.0 million Term Loan with Bank of America, N.A. (BoA Term Loan) to provide working capital for the Sao Paulo, Brazil manufacturing facility. Borrowings under the BoA Term Loan bear interest at a rate equal to London Interbank Offered Rate (LIBOR) plus 200 basis points. The BoA Term Loan shall be a minimum of $5.0 million with the option for an additional $5.0 million loan for a maximum of $10.0 million. The BoA Term Loan is due May 2013. The Company entered into an interest rate swap agreement and cross currency swap transaction with Bank of America Merrill Lynch Banco Multiplo S.A. that is designed to convert the outstanding $5.0 million US Dollar based LIBOR loan to a Brazilian Real based Certificate of Deposit Interbank (CDI) loan. See Note 10 for additional information. As of September 30, 2012, the Company had $5.0 million outstanding on this loan and the interest rate including the effect of the swap agreement was approximately 10%.

Brazil Revolving Line of Credit
The Company's wholly-owned Brazilian subsidiary, Titan Pneus Do Brasil Ltda ("Titan Brazil"), has a revolving line of credit (Brazil line of credit) established with Bank of America Merrill Lynch Banco Multiplo S.A. in May 2011. Titan Brazil could borrow up to 16.0 million Brazilian Reais, which equates to approximately $7.9 million dollars as of September 30, 2012, for working capital purposes. Under the terms of the Brazil line of credit, borrowings, if any, bear interest at a rate of LIBOR plus 247 basis points. At September 30, 2012 there were no borrowings outstanding on this line of credit.

Brazil Other Debt
Titan Brazil has working capital loans for the Sao Paulo, Brazil manufacturing facility totaling $2.4 million at September 30, 2012.

Australia Other Debt
Titan National Australia Holdings has capital leases totaling $1.1 million at September 30, 2012.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in the interest rate and foreign currency exchange rate in Brazil. The Company uses these derivative instruments to hedge exposure in the ordinary course of business and does not invest in derivative instruments for speculative purposes. In order to reduce interest rate and foreign currency risk on the BoA Term Loan, the Company entered into an interest rate swap agreement and cross currency swap transactions with Bank of America Merrill Lynch Banco Multiplo S.A. that are designed to convert the outstanding $5.0 million US Dollar based LIBOR loan to a Brazilian Real based CDI loan and convert $2.4 million of US Dollar based LIBOR working capital loans to Brazilian Real based CDI loans. The Company has not designated these agreements as hedging instruments. Changes in the fair value of the cross currency swap are recorded in other income (expense) and changes in the fair value of the interest rate swap agreement are recorded as interest expense (or gain as an offset to interest expense). For the three months ended September 30, 2012, the Company recorded $(0.1) million of other expense and $0.1 million of interest expense related to these derivatives. For the nine months ended September 30, 2012, the Company recorded $0.0 million of other expense and $0.3 million of interest expense related to these derivatives.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

11. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At September 30, 2012, future minimum rental commitments under noncancellable operating leases with initial terms of at least one year were as follows (amounts in thousands):

October 1 - December 31, 2012	$204
2013	521
2014	419
2015	96
2016	15
Total future minimum lease payments	$1,255

12. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement. The Company also sponsors four 401(k) retirement savings plans. The Company contributed approximately $3.7 million and $5.4 million to the frozen defined pension plans during the three and nine months ended September 30, 2012, respectively, and expects to contribute approximately $0.7 million to the frozen pension plans during the remainder of 2012.

The components of net periodic pension cost consisted of the following (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest cost	$1,133	$1,272	$3,399	$3,816
Expected return on assets	(1,252)	(1,314)	(3,756)	(3,944)
Amortization of unrecognized prior service cost	34	34	102	102
Amortization of unrecognized deferred taxes	—	(14)	—	(42)
Amortization of net unrecognized loss	1,293	937	3,879	2,809
Net periodic pension cost	$1,208	$915	$3,624	$2,741

13. ROYALTY EXPENSE

The Company has a trademark license agreement with Goodyear to manufacture and sell certain tires in North America and Latin America under the Goodyear name.  The North American and Latin American farm tire royalties were prepaid for seven years as a part of the 2011 Goodyear Latin American farm tire acquisition. In May 2012, the Company and Goodyear entered into an agreement under which Titan will sell certain non-farm tire products directly to third party customers and pay a royalty to Goodyear. Royalty expenses recorded were $3.7 million and $2.3 million for the quarters ended September 30, 2012 and 2011, respectively. Royalty expenses were $8.7 million and $7.5 million for the nine months ended September 30, 2012 and 2011, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

14. SUPPLY AGREEMENT TERMINATION INCOME

Supply agreement termination income consisted of the following (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Supply agreement termination income	$—	$—	$26,134	$—

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

15. OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Discount amortization on prepaid royalty	$910	$1,041	$2,882	$2,120
Other income (expense)	474	(461)	683	(378)
Gain (loss) related to contractual obligation investments	492	(1,255)	1,287	(1,111)
Interest income	372	119	757	357
Building rental income	191	—	554	—
Gain on purchase transaction	—	—	—	919
	$2,439	$(556)	$6,163	$1,907

16. INCOME TAXES

The Company recorded income tax expense of $13.6 million and $64.7 million for the three and nine months ended September 30, 2012, respectively, as compared to $12.7 million and $35.3 million for the three and nine months ended September 30, 2011. The Company's effective income tax rate was 40% and 45% for the nine months ended September 30, 2012 and 2011, respectively.

The Company's 2012 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the supply agreement termination income and related income tax effects and the liability for unrecognized tax benefits recorded.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination. The Company's unrecognized tax benefits were $6.4 million and $0.0 million as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, $4.3 million would affect income tax expense if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties included in the unrecognized tax benefits at September 30, 2012 and December 31, 2011 was $0.8 million and $0.0 million, respectively. The increase in unrecognized tax benefits relates to potential nexus exposure in various jurisdictions where the Company has activities and relates to 2012 and several previous tax years. The three and nine months ended September 30, 2012, included $1.8 million and $2.3 million, respectively, in income tax expense related to recording unrecognized tax benefits from previous tax years. Titan concluded that these amounts are immaterial to the consolidated financial statements for the three and nine months ended September 30, 2012.

17. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended
	September 30, 2012			September 30, 2011
	Titan Net income	Weighted- average shares	Per share amount	Titan Net income	Weighted- average shares	Per share amount
Basic earnings per share	$19,579	42,180	$0.46	$21,163	42,028	$0.50
Effect of stock options/trusts	—	237		—	238
Effect of convertible notes	1,143	10,909		1,091	10,795
Diluted earnings per share	$20,722	53,326	$0.39	$22,254	53,061	$0.42

	Nine months ended
	September 30, 2012			September 30, 2011
	Titan Net income	Weighted- average shares	Per share amount	Titan Net income	Weighted- average shares	Per share amount
Basic earnings per share	$99,054	42,148	$2.35	$43,691	41,512	$1.05
Effect of stock options/trusts	—	258		—	287
Effect of convertible notes	3,429	10,909		3,385	11,171
Diluted earnings per share	$102,483	53,315	$1.92	$47,076	52,970	$0.89

The weighted-average diluted shares outstanding for the three and nine months ended September 30, 2012, exclude stock options to purchase approximately 0.5 million shares for both periods, because such options have an exercise price in excess of the average market price of the Company's common stock during the period.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

18. SEGMENT INFORMATION

The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues from external customers
Agricultural	$246,578	$246,456	$831,376	$713,721
Earthmoving/construction	103,135	81,078	318,244	224,484
Consumer	55,006	71,271	177,420	145,876
	$404,719	$398,805	$1,327,040	$1,084,081
Gross profit
Agricultural	$48,091	$39,008	$173,684	$133,874
Earthmoving/construction	18,689	8,814	60,598	28,227
Consumer	1,016	5,812	10,488	13,567
Unallocated corporate	(635)	(640)	(2,160)	(2,068)
	$67,161	$52,994	$242,610	$173,600
Income from operations
Agricultural	$41,740	$34,580	$156,965	$120,248
Earthmoving/construction	13,468	7,418	51,385	23,408
Consumer	(234)	3,615	30,284	9,352
Unallocated corporate	(18,808)	(4,226)	(62,828)	(40,345)
Income from operations	36,166	41,387	175,806	112,663

Interest expense	(6,187)	(6,616)	(18,699)	(19,045)
Noncash convertible debt conversion charge	—	—	—	(16,135)
Other income (expense), net	2,439	(556)	6,163	1,907
Income before income taxes	$32,418	$34,215	$163,270	$79,390

Assets by segment were as follows (amounts in thousands):

	September 30, 2012	December 31, 2011
Total assets
Agricultural	$459,307	$444,611
Earthmoving/construction	347,988	193,566
Consumer	146,018	139,161
Unallocated corporate	204,817	232,948
	$1,158,130	$1,010,286

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

19. FAIR VALUE MEASUREMENTS

ASC 820 Fair Value Measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (amounts in thousands):

	September 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Investment in Titan Europe Plc (a)	$28,972	$28,972	$—	$—	$28,998	$28,998	$—	$—
Contractual obligation investments	13,681	13,681			12,395	12,395
Interest rate swap	1,011	—	1,011	—	634	—	634	—
Preferred stock	250	—	—	250	1,000	—	—	1,000
Total	$43,914	$42,653	$1,011	$250	$43,027	$41,393	$634	$1,000

(a) The fair value for all periods presented has been decreased by cumulative translation adjustment of $1.2 million, which relates to the Company's Titan Europe Plc ownership in 2005 and before.

The following table presents the changes during the periods presented in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2011	$1,000
Change in preferred stock investment	(750)
Total realized and unrealized gains and losses	—
Balance as of September 30, 2012	$250

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

Intangibles Impairment Testing
In July 2012, the FASB issued ASU No. 2012-02, "Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment." The objective of this update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The adoption of this update is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

22. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the chief executive officer of the Company.  The related party is Mr. Fred Taylor and is Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blackstone OTR, LLC; FBT Enterprises; and OTR Wheel Engineering.  Sales of Titan products to these companies were approximately $0.6 million and $1.7 million for the three and nine months ended September 30, 2012, respectively, as compared to $0.5 million and $2.4 million for the three and nine months ended September 30, 2011.  Titan had trade receivables due from these companies of approximately $0.2 million at September 30, 2012, and approximately $0.0 million at December 31, 2011.  On other sales referred to Titan from the above manufacturing representative companies, commissions were approximately $0.6 million and $2.1 million for the three and nine months ended September 30, 2012, respectively, as compared to $0.5 million and $1.7 million for the three and nine months ended September 30, 2011.

23. SUBSEQUENT EVENTS

Titan Europe Plc Acquisition
On October 19, 2012, Titan issued 5,574,160 shares of Titan International common stock to Titan Europe Plc shareholders with a value of $107.6 million. See Note 6 for additional information.

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

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended September 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$311,422	$93,297	$—	$404,719
Cost of sales	253	246,275	91,030	—	337,558
Gross profit (loss)	(253)	65,147	2,267	—	67,161
Selling, general and administrative expenses	(9,013)	40,635	(6,125)	—	25,497
Research and development expenses	155	1,604	—	—	1,759
Royalty expense	—	1,778	1,961	—	3,739
Income from operations	8,605	21,130	6,431	—	36,166
Interest expense	(6,012)	—	(175)	—	(6,187)
Other income	1,163	364	912	—	2,439
Income before income taxes	3,756	21,494	7,168	—	32,418
Provision (benefit) for income taxes	6,329	7,398	(138)	—	13,589
Equity in earnings of subsidiaries	21,402	—	5,420	(26,822)	—
Net income (loss)	18,829	14,096	12,726	(26,822)	18,829
Net loss noncontrolling interests	—	—	—	(750)	(750)
Net income (loss) attributable to Titan	$18,829	$14,096	$12,726	$(26,072)	$19,579

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended September 30, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$299,695	$99,110	$—	$398,805
Cost of sales	380	255,509	89,922	—	345,811
Gross profit (loss)	(380)	44,186	9,188	—	52,994
Selling, general and administrative expenses	(4,443)	2,467	10,524	—	8,548
Research and development expenses	—	796	—	—	796
Royalty expense	—	1,620	643	—	2,263
Income (loss) from operations	4,063	39,303	(1,979)	—	41,387
Interest expense	(6,114)	—	(502)	—	(6,616)
Other income (expense)	(552)	5	(9)	—	(556)
Income (loss) before income taxes	(2,603)	39,308	(2,490)	—	34,215
Provision (benefit) for income taxes	(988)	14,605	(927)	—	12,690
Equity in earnings of subsidiaries	23,140	—	—	(23,140)	—
Net income (loss)	21,525	24,703	(1,563)	(23,140)	21,525
Net income noncontrolling interests	—	—	—	362	362
Net income (loss) attributable to Titan	$21,525	$24,703	$(1,563)	$(23,502)	$21,163

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Nine Months Ended September 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,055,586	$271,454	$—	$1,327,040
Cost of sales	812	828,935	254,683	—	1,084,430
Gross profit (loss)	(812)	226,651	16,771	—	242,610
Selling, general and administrative expenses	4,970	71,372	3,400	—	79,742
Research and development expenses	327	3,983	146	—	4,456
Royalty expense	—	5,250	3,490	—	8,740
Supply agreement termination income	—	—	(26,134)	—	(26,134)
Income (loss) from operations	(6,109)	146,046	35,869	—	175,806
Interest expense	(18,119)	—	(580)	—	(18,699)
Other income	3,620	1,174	1,369	—	6,163
Income (loss) before income taxes	(20,608)	147,220	36,658	—	163,270
Provision for income taxes	1,261	51,311	12,150	—	64,722
Equity in earnings of subsidiaries	120,417	—	24,242	(144,659)	—
Net income (loss)	98,548	95,909	48,750	(144,659)	98,548
Net loss noncontrolling interests	—	—	—	(506)	(506)
Net income (loss) attributable to Titan	$98,548	$95,909	$48,750	$(144,153)	$99,054

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Nine Months Ended September 30, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$890,916	$193,165	$—	$1,084,081
Cost of sales	1,282	733,379	175,820	—	910,481
Gross profit (loss)	(1,282)	157,537	17,345	—	173,600
Selling, general and administrative expenses	15,513	7,654	27,247	—	50,414
Research and development expenses	4	2,989	—	—	2,993
Royalty expense	—	6,304	1,226	—	7,530
Income (loss) from operations	(16,799)	140,590	(11,128)	—	112,663
Interest expense	(18,426)	—	(619)	—	(19,045)
Noncash convertible debt conversion charge	(16,135)	—	—	—	(16,135)
Other income (expense)	1,644	(236)	499	—	1,907
Income (loss) before income taxes	(49,716)	140,354	(11,248)	—	79,390
Provision (benefit) for income taxes	(12,424)	51,931	(4,162)	—	35,345
Equity in earnings of subsidiaries	81,337	—	—	(81,337)	—
Net income (loss)	44,045	88,423	(7,086)	(81,337)	44,045
Net income noncontrolling interests	—	—	—	354	354
Net income (loss) attributable to Titan	$44,045	$88,423	$(7,086)	$(81,691)	$43,691

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Three Months Ended September 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$18,829	$14,096	$12,726	$(26,822)	$18,829
Unrealized gain (loss) on investments, net of tax	(353)	—	(353)	353	(353)
Currency translation adjustment, net	(1,247)	—	(1,247)	1,247	(1,247)
Pension liability adjustments, net of tax	836	790	46	(836)	836
Comprehensive income (loss)	18,065	14,886	11,172	(26,058)	18,065
Net comprehensive loss attributable to noncontrolling interests	—	—	—	(750)	(750)
Comprehensive income (loss) attributable to Titan	$18,065	$14,886	$11,172	$(25,308)	$18,815

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Three Months Ended September 30, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$21,525	$24,703	$(1,563)	$(23,140)	$21,525
Unrealized gain (loss) on investments, net of tax	(11,433)	—	(11,433)	11,433	(11,433)
Currency translation adjustment, net	(12,861)	—	(12,861)	12,861	(12,861)
Pension liability adjustments, net of tax	594	554	40	(594)	594
Comprehensive income (loss)	(2,175)	25,257	(25,817)	560	(2,175)
Net comprehensive income attributable to noncontrolling interests	—	—	—	362	362
Comprehensive income (loss) attributable to Titan	$(2,175)	$25,257	$(25,817)	$198	$(2,537)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Nine Months Ended September 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$98,548	$95,909	$48,750	$(144,659)	$98,548
Unrealized gain (loss) on investments, net of tax	(16)	—	(16)	16	(16)
Currency translation adjustment, net	(5,816)	—	(5,816)	5,816	(5,816)
Pension liability adjustments, net of tax	2,508	2,370	138	(2,508)	2,508
Comprehensive income (loss)	95,224	98,279	43,056	(141,335)	95,224
Net comprehensive loss attributable to noncontrolling interests	—	—	—	(506)	(506)
Comprehensive income (loss) attributable to Titan	$95,224	$98,279	$43,056	$(140,829)	$95,730

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Nine Months Ended September 30, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$44,045	$88,423	$(7,086)	$(81,337)	$44,045
Unrealized gain (loss) on investments, net of tax	2,219	—	2,219	(2,219)	2,219
Currency translation adjustment, net	(9,929)	—	(9,929)	9,929	(9,929)
Pension liability adjustments, net of tax	1,779	1,659	120	(1,779)	1,779
Comprehensive income (loss)	38,114	90,082	(14,676)	(75,406)	38,114
Net comprehensive income attributable to noncontrolling interests	—	—	—	354	354
Comprehensive income (loss) attributable to Titan	$38,114	$90,082	$(14,676)	$(75,760)	$37,760

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets September 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$109,913	$21	$24,956	$—	$134,890
Accounts receivable	—	168,326	60,049	—	228,375
Inventories	—	178,719	69,059	—	247,778
Prepaid and other current assets	43,318	20,990	13,654	—	77,962
Total current assets	153,231	368,056	167,718	—	689,005
Property, plant and equipment, net	10,119	215,980	110,670	—	336,769
Investment in subsidiaries	294,154	—	24,798	(318,952)	—
Other assets	42,008	550	89,798	—	132,356
Total assets	$499,512	$584,586	$392,984	$(318,952)	$1,158,130
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$7,517	$—	$7,517
Accounts payable	2,360	38,454	65,856	—	106,670
Other current liabilities	4,746	52,961	23,591	—	81,298
Total current liabilities	7,106	91,415	96,964	—	195,485
Long-term debt	312,881	—	1,016	—	313,897
Other long-term liabilities	49,500	32,675	44,325	—	126,500
Intercompany accounts	(364,832)	94,647	270,185	—	—
Titan stockholders' equity	494,857	365,849	(19,506)	(346,343)	494,857
Noncontrolling interests	—	—	—	27,391	27,391
Total liabilities and stockholders’ equity	$499,512	$584,586	$392,984	$(318,952)	$1,158,130

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$125,266	$6	$3,898	$—	$129,170
Accounts receivable	—	137,226	52,301	—	189,527
Inventories	—	162,134	28,738	—	190,872
Prepaid and other current assets	27,251	15,490	12,283	—	55,024
Total current assets	152,517	314,856	97,220	—	564,593
Property, plant and equipment, net	9,562	219,734	105,446	—	334,742
Investment in subsidiaries	184,317	—	—	(184,317)	—
Other assets	44,918	1,454	64,579	—	110,951
Total assets	$391,314	$536,044	$267,245	$(184,317)	$1,010,286
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$11,723	$—	$11,723
Accounts payable	930	33,563	42,081	—	76,574
Other current liabilities	22,687	39,457	25,325	—	87,469
Total current liabilities	23,617	73,020	79,129	—	175,766
Long-term debt	312,881	—	5,000	—	317,881
Other long-term liabilities	29,267	38,187	52,306	—	119,760
Intercompany accounts	(369,690)	157,264	212,426	—	—
Titan stockholders' equity	395,239	267,573	(81,616)	(185,957)	395,239
Noncontrolling interests	—	—	—	1,640	1,640
Total liabilities and stockholders’ equity	$391,314	$536,044	$267,245	$(184,317)	$1,010,286

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$20,502	$21,736	$42,850	$85,088
Cash flows from investing activities:
Capital expenditures	(3,571)	(22,076)	(10,672)	(36,319)
Acquisitions, net of cash acquired	(32,760)	—	—	(32,760)
Other, net	—	355	281	636
Net cash used for investing activities	(36,331)	(21,721)	(10,391)	(68,443)
Cash flows from financing activities:
Payment on debt	—	—	(14,434)	(14,434)
Term loan borrowing	—	—	4,378	4,378
Proceeds from exercise of stock options	925	—	—	925
Excess tax benefit from stock options exercised	185	—	—	185
Dividends paid	(634)	—	—	(634)
Net cash provided by (used for) financing activities	476	—	(10,056)	(9,580)
Effect of exchange rate change on cash	—	—	(1,345)	(1,345)
Net increase (decrease) in cash and cash equivalents	(15,353)	15	21,058	5,720
Cash and cash equivalents, beginning of period	125,266	6	3,898	129,170
Cash and cash equivalents, end of period	$109,913	$21	$24,956	$134,890

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(18,544)	$12,085	$(5,224)	$(11,683)
Cash flows from investing activities:
Capital expenditures	(2,583)	(13,514)	(1,804)	(17,901)
Acquisitions, net of cash acquired	(99,118)	—	—	(99,118)
Purchases of marketable securities	(30,000)	—	—	(30,000)
Other, net	—	1,431	510	1,941
Net cash used for investing activities	(131,701)	(12,083)	(1,294)	(145,078)
Cash flows from financing activities:
Repurchase of senior unsecured notes	(1,064)	—	—	(1,064)
Payment on debt	—	—	(629)	(629)
Term loan borrowing	—	—	14,148	14,148
Proceeds from exercise of stock options	477	—	—	477
Dividends paid	(598)	—	—	(598)
Net cash provided by (used for) financing activities	(1,185)	—	13,519	12,334
Effect of exchange rate change on cash	—	—	(799)	(799)
Net increase (decrease) in cash and cash equivalents	(151,430)	2	6,202	(145,226)
Cash and cash equivalents, beginning of period	239,362	6	132	239,500
Cash and cash equivalents, end of period	$87,932	$8	$6,334	$94,274

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

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended September 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$305,711	$99,008	$—	$404,719
Cost of sales	253	240,966	96,339	—	337,558
Gross profit (loss)	(253)	64,745	2,669	—	67,161
Selling, general and administrative expenses	(9,013)	40,113	(5,603)	—	25,497
Research and development expenses	155	1,598	6	—	1,759
Royalty expense	—	1,778	1,961	—	3,739
Income from operations	8,605	21,256	6,305	—	36,166
Interest expense	(6,012)	—	(175)	—	(6,187)
Other income	1,163	156	1,120	—	2,439
Income before income taxes	3,756	21,412	7,250	—	32,418
Provision (benefit) for income taxes	6,329	7,281	(21)	—	13,589
Equity in earnings of subsidiaries	21,402	—	5,684	(27,086)	—
Net income (loss)	18,829	14,131	12,955	(27,086)	18,829
Net loss noncontrolling interests	—	—	—	(750)	(750)
Net income (loss) attributable to Titan	$18,829	$14,131	$12,955	$(26,336)	$19,579

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended September 30, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$293,991	$104,814	$—	$398,805
Cost of sales	380	250,021	95,410	—	345,811
Gross profit (loss)	(380)	43,970	9,404	—	52,994
Selling, general and administrative expenses	(4,443)	2,366	10,625	—	8,548
Research and development expenses	—	796	—	—	796
Royalty expense	—	1,620	643	—	2,263
Income (loss) from operations	4,063	39,188	(1,864)	—	41,387
Interest expense	(6,114)	—	(502)	—	(6,616)
Other income (expense)	(552)	(212)	208	—	(556)
Income (loss) before income taxes	(2,603)	38,976	(2,158)	—	34,215
Provision (benefit) for income taxes	(988)	14,482	(804)	—	12,690
Equity in earnings of subsidiaries	23,140	—	—	(23,140)	—
Net income (loss)	21,525	24,494	(1,354)	(23,140)	21,525
Net income noncontrolling interests	—	—	—	362	362
Net income (loss) attributable to Titan	$21,525	$24,494	$(1,354)	$(23,502)	$21,163

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Nine Months Ended September 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,039,192	$287,848	$—	$1,327,040
Cost of sales	812	813,354	270,264	—	1,084,430
Gross profit (loss)	(812)	225,838	17,584	—	242,610
Selling, general and administrative expenses	4,970	69,791	4,981	—	79,742
Research and development expenses	327	3,904	225	—	4,456
Royalty expense	—	5,250	3,490	—	8,740
Supply agreement termination income	—	—	(26,134)	—	(26,134)
Income (loss) from operations	(6,109)	146,893	35,022	—	175,806
Interest expense	(18,119)	—	(580)	—	(18,699)
Other income	3,620	604	1,939	—	6,163
Income (loss) before income taxes	(20,608)	147,497	36,381	—	163,270
Provision for income taxes	1,261	51,135	12,326	—	64,722
Equity in earnings of subsidiaries	120,417	—	65,310	(185,727)	—
Net income (loss)	98,548	96,362	89,365	(185,727)	98,548
Net loss noncontrolling interests	—	—	—	(506)	(506)
Net income (loss) attributable to Titan	$98,548	$96,362	$89,365	$(185,221)	$99,054

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Nine Months Ended September 30, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$873,352	$210,729	$—	$1,084,081
Cost of sales	1,282	716,572	192,627	—	910,481
Gross profit (loss)	(1,282)	156,780	18,102	—	173,600
Selling, general and administrative expenses	15,513	7,372	27,529	—	50,414
Research and development expenses	4	2,982	7	—	2,993
Royalty expense	—	6,304	1,226	—	7,530
Income (loss) from operations	(16,799)	140,122	(10,660)	—	112,663
Interest expense	(18,426)	—	(619)	—	(19,045)
Noncash convertible debt conversion charge	(16,135)	—	—	—	(16,135)
Other income (expense)	1,644	(493)	756	—	1,907
Income (loss) before income taxes	(49,716)	139,629	(10,523)	—	79,390
Provision (benefit) for income taxes	(12,424)	51,663	(3,894)	—	35,345
Equity in earnings of subsidiaries	81,337	—	—	(81,337)	—
Net income (loss)	44,045	87,966	(6,629)	(81,337)	44,045
Net income noncontrolling interests	—	—	—	354	354
Net income (loss) attributable to Titan	$44,045	$87,966	$(6,629)	$(81,691)	$43,691

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Three Months Ended September 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$18,829	$14,131	$12,955	$(27,086)	$18,829
Unrealized gain (loss) on investments, net of tax	(353)	—	(353)	353	(353)
Currency translation adjustment, net	(1,247)	—	(1,247)	1,247	(1,247)
Pension liability adjustments, net of tax	836	790	46	(836)	836
Comprehensive income (loss)	18,065	14,921	11,401	(26,322)	18,065
Net comprehensive loss attributable to noncontrolling interests	—	—	—	(750)	(750)
Comprehensive income (loss) attributable to Titan	$18,065	$14,921	$11,401	$(25,572)	$18,815

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Three Months Ended September 30, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$21,525	$24,494	$(1,354)	$(23,140)	$21,525
Unrealized gain (loss) on investments, net of tax	(11,433)	—	(11,433)	11,433	(11,433)
Currency translation adjustment, net	(12,861)	—	(12,861)	12,861	(12,861)
Pension liability adjustments, net of tax	594	554	40	(594)	594
Comprehensive income (loss)	(2,175)	25,048	(25,608)	560	(2,175)
Net comprehensive income attributable to noncontrolling interests	—	—	—	362	362
Comprehensive income (loss) attributable to Titan	$(2,175)	$25,048	$(25,608)	$198	$(2,537)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Nine Months Ended September 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$98,548	$96,362	$89,365	$(185,727)	$98,548
Unrealized gain (loss) on investments, net of tax	(16)	—	(16)	16	(16)
Currency translation adjustment, net	(5,816)	—	(5,816)	5,816	(5,816)
Pension liability adjustments, net of tax	2,508	2,370	138	(2,508)	2,508
Comprehensive income (loss)	95,224	98,732	83,671	(182,403)	95,224
Net comprehensive loss attributable to noncontrolling interests	—	—	—	(506)	(506)
Comprehensive income (loss) attributable to Titan	$95,224	$98,732	$83,671	$(181,897)	$95,730

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Nine Months Ended September 30, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$44,045	$87,966	$(6,629)	$(81,337)	$44,045
Unrealized gain (loss) on investments, net of tax	2,219	—	(2,219)	2,219	2,219
Currency translation adjustment, net	(9,929)	—	(9,929)	9,929	(9,929)
Pension liability adjustments, net of tax	1,779	1,659	120	(1,779)	1,779
Comprehensive income (loss)	38,114	89,625	(18,657)	(70,968)	38,114
Net comprehensive income attributable to noncontrolling interests	—	—	—	354	354
Comprehensive income (loss) attributable to Titan	$38,114	$89,625	$(18,657)	$(71,322)	$37,760

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets September 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$109,913	$19	$24,958	$—	$134,890
Accounts receivable	—	164,455	63,920	—	228,375
Inventories	—	161,933	85,845	—	247,778
Prepaid and other current assets	43,318	20,833	13,811	—	77,962
Total current assets	153,231	347,240	188,534	—	689,005
Property, plant and equipment, net	10,119	201,907	124,743	—	336,769
Investment in subsidiaries	294,154	—	75,621	(369,775)	—
Other assets	42,008	550	89,798	—	132,356
Total assets	$499,512	$549,697	$478,696	$(369,775)	$1,158,130
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$7,517	$—	$7,517
Accounts payable	2,360	37,531	66,779	—	106,670
Other current liabilities	4,746	52,101	24,451	—	81,298
Total current liabilities	7,106	89,632	98,747	—	195,485
Long-term debt	312,881	—	1,016	—	313,897
Other long-term liabilities	49,500	32,613	44,387	—	126,500
Intercompany accounts	(364,832)	24,881	339,951	—	—
Titan stockholders' equity	494,857	402,571	(5,405)	(397,166)	494,857
Noncontrolling interests	—	—	—	27,391	27,391
Total liabilities and stockholders’ equity	$499,512	$549,697	$478,696	$(369,775)	$1,158,130

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$125,266	$4	$3,900	$—	$129,170
Accounts receivable	—	133,320	56,207	—	189,527
Inventories	—	144,511	46,361	—	190,872
Prepaid and other current assets	27,251	15,385	12,388	—	55,024
Total current assets	152,517	293,220	118,856	—	564,593
Property, plant and equipment, net	9,562	205,027	120,153	—	334,742
Investment in subsidiaries	184,307	—	—	(184,307)	—
Other assets	44,918	1,454	64,579	—	110,951
Total assets	$391,304	$499,701	$303,588	$(184,307)	$1,010,286
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$11,723	$—	$11,723
Accounts payable	930	33,070	42,574	—	76,574
Other current liabilities	22,687	39,104	25,678	—	87,469
Total current liabilities	23,617	72,174	79,975	—	175,766
Long-term debt	312,881	—	5,000	—	317,881
Other long-term liabilities	29,267	38,125	52,368	—	119,760
Intercompany accounts	(369,700)	85,560	284,140	—	—
Titan stockholders' equity	395,239	303,842	(117,895)	(185,947)	395,239
Noncontrolling interests	—	—	—	1,640	1,640
Total liabilities and stockholders’ equity	$391,304	$499,701	$303,588	$(184,307)	$1,010,286

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$20,502	$21,251	$43,335	$85,088
Cash flows from investing activities:
Capital expenditures	(3,571)	(21,592)	(11,156)	(36,319)
Acquisitions, net of cash acquired	(32,760)	—	—	(32,760)
Other, net	—	356	280	636
Net cash used for investing activities	(36,331)	(21,236)	(10,876)	(68,443)
Cash flows from financing activities:
Payment on debt	—	—	(14,434)	(14,434)
Term loan borrowing	—	—	4,378	4,378
Proceeds from exercise of stock options	925	—	—	925
Excess tax benefit from stock options exercised	185	—	—	185
Dividends paid	(634)	—	—	(634)
Net cash provided by (used for) financing activities	476	—	(10,056)	(9,580)
Effect of exchange rate change on cash	—	—	(1,345)	(1,345)
Net increase (decrease) in cash and cash equivalents	(15,353)	15	21,058	5,720
Cash and cash equivalents, beginning of period	125,266	4	3,900	129,170
Cash and cash equivalents, end of period	$109,913	$19	$24,958	$134,890

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(18,544)	$11,757	$(4,896)	$(11,683)
Cash flows from investing activities:
Capital expenditures	(2,583)	(13,186)	(2,132)	(17,901)
Acquisitions, net of cash acquired	(99,118)	—	—	(99,118)
Purchases of marketable securities	(30,000)	—	—	(30,000)
Other, net	—	1,431	510	1,941
Net cash used for investing activities	(131,701)	(11,755)	(1,622)	(145,078)
Cash flows from financing activities:
Repurchase of senior unsecured notes	(1,064)	—	—	(1,064)
Payment on debt	—	—	(629)	(629)
Term loan borrowing	—	—	14,148	14,148
Proceeds from exercise of stock options	477	—	—	477
Dividends paid	(598)	—	—	(598)
Net cash provided by (used for) financing activities	(1,185)	—	13,519	12,334
Effect of exchange rate change on cash	—	—	(799)	(799)
Net increase (decrease) in cash and cash equivalents	(151,430)	2	6,202	(145,226)
Cash and cash equivalents, beginning of period	239,362	3	135	239,500
Cash and cash equivalents, end of period	$87,932	$5	$6,337	$94,274

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

The table provides highlights for the quarter ended September 30, 2012, compared to 2011 (amounts in thousands):

	2012	2011	% Increase (Decrease)
Net sales	$404,719	$398,805	1%
Gross profit	67,161	52,994	27%
Income from operations	36,166	41,387	(13)%
Net income	18,829	21,525	(13)%

Quarter: The Company recorded sales of $404.7 million for the third quarter of 2012, which were approximately 1% higher than the third quarter 2011 sales of $398.8 million.

The Company's gross profit was $67.2 million, or 16.6% of net sales, for the third quarter of 2012, compared to $53.0 million, or 13.3%, of net sales, in 2011. Income from operations was $36.2 million for the third quarter of 2012, compared to $41.4 million in 2011. The increase in the Company's gross profit was related to price/mix improvements. Net income was $18.8 million for the quarter, compared to net income of $21.5 million in 2011. Basic income per share was $.46 in the third quarter of 2012, compared to $.50 in 2011.

The table provides highlights for the nine months ended September 30, 2012, compared to 2011 (amounts in thousands):

	2012	2011	% Increase
Net sales	$1,327,040	$1,084,081	22%
Gross profit	242,610	173,600	40%
Income from operations	175,806	112,663	56%
Net income	98,548	44,045	124%

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Year-to-date: The Company recorded sales of $1,327.0 million for the nine months ended September 30, 2012, as compared to $1,084.1 million in 2011. The higher year-to-date sales levels were the result of increased demand in the Company's agricultural and earthmoving/construction segments combined with price/mix improvements, as well as recent acquisitions including the April 2011 acquisition of the Goodyear Latin American farm tire business and the August 2012 acquisition of Planet.

The Company's gross profit was $242.6 million, or 18.3% of net sales, for the nine months ended September 30, 2012, compared to $173.6 million, or 16.0%, of net sales, in 2011. Income from operations was $175.8 million for the nine months ended September 30, 2012, compared to $112.7 million in 2011. The increase in the Company's gross profit and income from operations was related to productivity gains on the higher sales volumes and select price increases on certain products that exceeded the increase in raw materials. Net income was $98.5 million for the nine months ended September 30, 2012, compared to $44.0 million in 2011. Basic income per share was $2.35 for the nine months ended September 30, 2012, compared to $1.05 in 2011. In addition to the items previously discussed, income from operations, net income and earnings per share were positively affected by the supply agreement termination income of $26.1 million.

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

Inventories
Inventories are valued at lower of cost or market. At September 30, 2012, approximately 23% of the Company's inventories were valued under the last-in, first-out (LIFO) method. The majority of steel material inventory and related work-in-process and finished goods are accounted for under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. Market value is estimated based on current selling prices. Estimated provisions are established for slow-moving and obsolete inventory.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. The Company has three frozen defined benefit pension plans and one defined benefit plan that previously purchased a final annuity settlement. During the first nine months of 2012, the Company contributed cash funds of $5.4 million to its frozen defined benefit pension plans. Titan expects to contribute approximately $0.7 million to these frozen defined benefit pension plans during the remainder of 2012. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 23 to the Company's financial statements on Form 10-K for the fiscal year ended December 31, 2011.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

SUBSEQUENT EVENTS

Titan Europe Plc Acquisition
On October 19, 2012, Titan issued 5,574,160 shares of Titan International common stock to Titan Europe Plc shareholders with a value of $107.6 million. See Note 6 for additional information.

RESULTS OF OPERATIONS

Highlights for the three and nine months ended September 30, 2012, compared to 2011 (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$404,719	$398,805	$1,327,040	$1,084,081
Cost of sales	337,558	345,811	1,084,430	910,481
Gross profit	67,161	52,994	242,610	173,600
Gross profit percentage	16.6%	13.3%	18.3%	16.0%

Net Sales
Quarter: Net sales for the quarter ended September 30, 2012, were $404.7 million compared to $398.8 million in 2011, an increase of 1%. Sales increased approximately 3% from the inclusion of recently acquired entities. Sales volume remained flat while sales increased approximately 3% as the result of price/mix improvements. The increase in net sales was partially offset by unfavorable foreign currency translation which decreased sales by approximately 5%.

Year-to-date: Net sales for the nine months ended September 30, 2012, were $1,327.0 million, compared to $1,084.1 million in 2011, an increase of 22%. Sales increased approximately 10% from the inclusion of recently acquired entities. Sales volume was approximately 4% higher as the result of strong market conditions in the Company's agricultural and earthmoving/construction segments. Sales increased approximately 12% from price/mix improvements which resulted largely from increased raw material prices that were passed on to customers. The increase in net sales was partially offset by unfavorable foreign currency translation which decreased sales by approximately 4%.

Cost of Sales and Gross Profit
Quarter: Cost of sales was $337.6 million for the quarter ended September 30, 2012, compared to $345.8 million in 2011. The cost of sales decreased by approximately 2%, as compared to an approximate 1% increase in net sales.

Gross profit for the third quarter of 2012 was $67.2 million, or 16.6% of net sales, compared to $53.0 million, or 13.3% of net sales for the third quarter of 2011.  The increase in gross profit margin was primarily due to price/mix improvements.

Year-to-date: Cost of sales was $1,084.4 million for the nine months ended September 30, 2012, compared to $910.5 million in 2011. The higher cost of sales resulted primarily from the increase in year-to-date sales levels. The cost of sales increased by approximately 19%, as compared to an approximate 22% increase in net sales.

Gross profit for the nine months ended September 30, 2012, was $242.6 million or 18.3% of net sales, compared to $173.6 million or 16.0% of net sales in 2011. The increase in gross profit margin was primarily due to productivity gains on the higher sales volumes and select price increases on certain products that exceeded the increase in raw material costs.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Selling, general and administrative	$25,497	$8,548	$79,742	$50,414
Percentage of net sales	6.3%	2.1%	6.0%	4.7%

Quarter: Selling, general and administrative (SG&A) expenses for the third quarter of 2012 were $25.5 million, or 6.3% of net sales, compared to $8.5 million, or 2.1% of net sales, for 2011.  The higher SG&A expenses were primarily the result of an increase of acquisition related costs of approximately $3 million, and approximately $3 million of expenses at recently acquired facilities. The lower third quarter 2011 SG&A expenses were the result of an offset of expenses of approximately $11 million to adjust the value of the CEO special performance award.

Year-to-date: Expenses for SG&A for the nine months ended September 30, 2012, were $79.7 million or 6.0% of net sales, compared to $50.4 million or 4.7% of net sales in 2011. The higher SG&A expenses were primarily the result of an increase of selling and marketing expenses of approximately $6 million, due to increased sales levels and increased information technology expenses, approximately $13 million to adjust the value of the CEO special performance award, and approximately $3 million due to an increase in incentive compensation. Also contributing to higher expenses was approximately $4 million of acquisition related costs.

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Research and development	$1,759	$796	$4,456	$2,993
Percentage of net sales	0.4%	0.2%	0.3%	0.3%

Quarter: Research and development (R&D) expenses for the third quarter of 2012 were $1.8 million, or 0.4% of net sales, compared to $0.8 million, or 0.2% of net sales, for 2011. The higher R&D cost recorded during the third quarter of approximately $1.0 million primarily resulted from increased R&D related to agricultural products.

Year-to-date: Expenses for R&D were $4.5 million or 0.3% of net sales for the nine months ended September 30, 2012, compared to $3.0 million or 0.3% of net sales for 2011. The higher R&D cost recorded of approximately $1.5 million primarily resulted from increased R&D related to agricultural products.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Royalty Expense
Royalty expense was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Royalty expense	$3,739	$2,263	$8,740	$7,530

The Company has a trademark license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain tires in North America and Latin America under the Goodyear name.  The North American and Latin American farm tire royalties were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition. In May 2012, the Company and Goodyear entered into an agreement under which Titan will sell certain non-farm tire products directly to third party customers and pay a royalty to Goodyear.

Quarter: Royalty expenses recorded were $3.7 million and $2.3 million for the quarters ended September 30, 2012 and 2011, respectively. As sales subject to the license agreement increased in the third quarter of 2012, the Company's royalty expense increased accordingly.

Year-to-date: Year-to-date royalty expenses recorded were $8.7 million and $7.5 million for the nine months ended September 30, 2012 and 2011, respectively. As sales subject to the license agreement increased in the first nine months of 2012, the Company's royalty expense increased accordingly.

Supply agreement termination income
Supply agreement termination income was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Supply agreement termination income	$—	$—	$26,134	$—

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

Income from Operations
Income from operations was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Income from operations	$36,166	$41,387	$175,806	$112,663
Percentage of net sales	8.9%	10.4%	13.2%	10.4%

Quarter: Income from operations for the third quarter of 2012, was $36.2 million, or 8.9% of net sales, compared to $41.4 million, or 10.4% of net sales, in 2011.  This decrease was the net result of the items previously discussed above.

Year-to-date: Income from operations for the nine months ended September 30, 2012, was $175.8 million or 13.2% of net sales, compared to $112.7 million or 10.4% of net sales in 2011. This increase was the net result of the items previously discussed above.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense
Interest expense was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest expense	$6,187	$6,616	$18,699	$19,045

Quarter: Interest expense was $6.2 million and $6.6 million for the quarters ended September 30, 2012, and 2011, respectively. Interest expense for the third quarter of 2012 decreased primarily due to a decrease in Brazil working capital loan balances.

Year-to-date: Year-to-date interest expense was $18.7 million and $19.0 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Other Income (Expense)
Other income was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Other income (expense)	$2,439	$(556)	$6,163	$1,907

Quarter: Other income was $2.4 million for the quarter ended September 30, 2012, as compared to other expense of $(0.6) million in 2011.  The Company recorded $0.9 million in discount amortization on prepaid royalty and a $0.5 million gain on contractual obligation investments for the quarter ended September 30, 2012. The Company recorded $1.0 million in discount amortization on prepaid royalty, offset by a $(1.3) million loss on contractual obligation investments for the quarter ended September 30, 2011.

Year-to-date: Year-to-date other income was $6.2 million and $1.9 million for the nine months ended September 30, 2012 and 2011, respectively. The Company recorded $2.9 million in discount amortization on prepaid royalty and a $1.3 million gain on contractual obligation investments for the nine months ended September 30, 2012. For the nine months ended September 30, 2011, the Company recorded $2.1 million in discount amortization on prepaid royalty and a $0.9 million gain on acquisition, offset by a loss on contractual obligation investments of $(1.1) million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Income Taxes
Income taxes were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Income tax expense	$13,589	$12,690	$64,722	$35,345

Quarter: The Company recorded income tax expense of $13.6 million for the quarter ended September 30, 2012, as compared to $12.7 million in 2011.   The Company's effective income tax rate was 42% and 37% for the three months ended September 30, 2012 and 2011, respectively.

Year-to-date: Income tax expense for the nine months ended September 30, 2012 and 2011, was $64.7 million and $35.3 million, respectively. The Company's effective income tax rate was 40% and 45% for the nine months ended September 30, 2012 and 2011, respectively.

The Company's 2012 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the supply agreement termination income and related income tax effects and the liability for unrecognized tax benefits recorded. The liability for unrecorded tax benefits increased related to potential nexus exposure in various jurisdictions where the Company has activities.

The Company's 2011 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $16.1 million noncash charge taken in connection with the exchange agreement on the Company's convertible debt. This noncash charge is not fully deductible for income tax purposes.

Net Income
Net income was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$18,829	$21,525	$98,548	$44,045

Quarter: Net income for the quarter ended September 30, 2012, was $18.8 million, compared to $21.5 million in 2011. For the quarters ended September 30, 2012 and 2011, basic earnings per share were $.46 and $.50, respectively, and diluted earnings per share were $.39 and $.42, respectively. The Company's net income and earnings per share were higher due to the items previously discussed.

Year-to-date: Net income for the nine months ended September 30, 2012 and 2011, was $98.5 million and $44.0 million, respectively. For the nine months ended September 30, 2012 and 2011, basic earnings per share were $2.35 and $1.05, respectively, and diluted earnings per share were $1.92 and $.89, respectively. The Company's net income and earnings per share were higher due to the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$246,578	$246,456	$831,376	$713,721
Gross profit	48,091	39,008	173,684	133,874
Income from operations	41,740	34,580	156,965	120,248

Quarter: Net sales in the agricultural market were $246.6 million for the quarter ended September 30, 2012, as compared to $246.5 million in 2011.  Sales volume decreased by approximately 3% while price/mix improvements increased sales by approximately 6%. Unfavorable currency translation decreased sales by approximately 3%.

Gross profit in the agricultural market was $48.1 million for the quarter ended September 30, 2012 , as compared to $39.0 million in 2011.  Income from operations in the agricultural market was $41.7 million for the quarter ended September 30, 2012, as compared to $34.6 million in 2011.  The Company's gross profit and income from operations benefited from price/mix improvements.

Year-to-date: Net sales in the agricultural market were $831.4 million for the nine months ended September 30, 2012, as compared to $713.7 million in 2011, an increase of 16%. Sales increased approximately 4% from the inclusion of recently acquired entities. Sales volume was approximately 6% higher as the result of increased demand in the Company's agricultural segment. Sales increased approximately 8% from price/mix improvements which were offset by unfavorable currency translation which decreased sales by approximately 2%.

Gross profit in the agricultural market was $173.7 million for the nine months ended September 30, 2012, as compared to $133.9 million in 2011. Income from operations in the agricultural market was $157.0 million for the nine months ended September 30, 2012, as compared to $120.2 million in 2011. The Company's gross profit and income from operations increased primarily due to productivity gains on the higher sales volumes and select price increases on certain products that exceeded the increase in raw material costs.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$103,135	$81,078	$318,244	$224,484
Gross profit	18,689	8,814	60,598	28,227
Income from operations	13,468	7,418	51,385	23,408

Quarter: The Company's earthmoving/construction market net sales were $103.1 million for the quarter ended September 30, 2012, as compared to $81.1 million in 2011, an increase of 27%. Sales increased approximately 15% from the inclusion of recently acquired entities, primarily the August 2012 acquisition of Planet which recorded earthmoving/construction market sales of $12.2 million for the quarter ended September 30, 2012. Sales volume grew approximately 1%. Sales increased approximately 11% as the result of price/mix improvements which were driven by stronger demand for larger products used in the mining industry.

Gross profit in the earthmoving/construction market was $18.7 million for the quarter ended September 30, 2012, as compared to $8.8 million in 2011. The Company's earthmoving/construction market income from operations was $13.5 million for the quarter ended September 30, 2012, as compared to $7.4 million in 2011. The Company's gross profit and income from operations benefited from the sales mix changes to larger products that generally carry higher margins.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Year-to-date: The Company's earthmoving/construction market net sales were $318.2 million for the nine months ended September 30, 2012, as compared to $224.5 million in 2011, an increase of 42%. Sales increased approximately 7% from the inclusion of recently acquired entities. Sales increased by approximately 29% as the result of price/mix improvements from stronger demand for larger products used in the mining industry. Sales volumes increased approximately 6% as a result of increased market demand.

Gross profit in the earthmoving/construction market was $60.6 million for the nine months ended September 30, 2012, as compared to $28.2 million in 2011. Income from operations in the earthmoving/construction market was $51.4 million, for the nine months ended September 30, 2012, as compared to $23.4 million in 2011. The Company's gross profit and income from operations increased primarily due to productivity gains on the higher sales volumes and select price increases on certain products that exceeded the increase in raw material costs.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$55,006	$71,271	$177,420	$145,876
Gross profit	1,016	5,812	10,488	13,567
Income (loss) from operations	(234)	3,615	30,284	9,352

Quarter: Consumer market net sales were $55.0 million for quarter ended September 30, 2012, as compared to $71.3 million in 2011.  The decrease in net sales was primarily the result of unfavorable currency translation on consumer product sales in Latin America. The unfavorable translation decreased sales approximately $13 million.

Gross profit from the consumer market was $1.0 million for the quarter ended September 30, 2012, as compared to $5.8 million in 2011.   Consumer market loss from operations was $(0.2) million for the quarter ended September 30, 2012, as compared to income from operations of $3.6 million in 2011.  The Company's decrease in gross profit and income from operations primarily resulted from the unfavorable currency translation.

Year-to-date: Consumer market net sales were $177.4 million for the nine months ended September 30, 2012, as compared to $145.9 million in 2011. The increase in net sales was primarily the result of consumer product sales in Latin America. These sales were previously made under a supply agreement with Goodyear and are now being sold to the end customer after the May 2012 termination of the supply agreement with Goodyear. The nine months ended September 30, 2012, included nine months in sales for these products while the nine months ended September 30, 2011, included only six months due to the April 1, 2011 acquisition date.

Gross profit in the consumer market was $10.5 million for the nine months ended September 30, 2012, as compared to $13.6 million in 2011. Consumer market income from operations was $30.3 million for the nine months ended September 30, 2012, as compared to $9.4 million in 2011. The Company's increase in income from operations primarily resulted from the supply agreement termination income of $26.1 million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Segment Summary (Amounts in thousands)

Quarter

Three months ended September 30, 2012	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$246,578	$103,135	$55,006	$—	$404,719
Gross profit (loss)	48,091	18,689	1,016	(635)	67,161
Income (loss) from operations	41,740	13,468	(234)	(18,808)	36,166
Three months ended September 30, 2011
Net sales	$246,456	81,078	$71,271	$—	$398,805
Gross profit (loss)	39,008	8,814	5,812	(640)	52,994
Income (loss) from operations	34,580	7,418	3,615	(4,226)	41,387

Year-to-Date

Nine months ended September 30, 2012	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$831,376	$318,244	$177,420	$—	$1,327,040
Gross profit (loss)	173,684	60,598	10,488	(2,160)	242,610
Income (loss) from operations	156,965	51,385	30,284	(62,828)	175,806
Nine months ended September 30, 2011
Net sales	$713,721	224,484	$145,876	$—	$1,084,081
Gross profit (loss)	133,874	28,227	13,567	(2,068)	173,600
Income (loss) from operations	120,248	23,408	9,352	(40,345)	112,663

Corporate Expenses

Quarter

Income from operations on a segment basis does not include corporate expenses totaling $18.8 million for the quarter ended September 30, 2012 , as compared to $4.2 million for 2011.

Corporate expenses for the quarter ended September 30, 2012, were composed of selling and marketing expenses of approximately $7 million and administrative expenses of approximately $12 million.

Corporate expenses for the quarter ended September 30, 2011, were composed of selling and marketing expenses of approximately $7 million and administrative expenses of approximately $8 million. The administrative expenses for the quarter ended September 30, 2011, were offset by a decrease of approximately $11 million in the CEO special performance award due to a decline in the Company's stock price. With this decrease, net administrative expenses recorded were approximately $(3) million.

Corporate administrative expenses were approximately $4 million higher in the third quarter of 2012 primarily due to acquisition costs related to Titan Europe Plc and Planet.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Year-to-Date

Income from operations on a segment basis does not include corporate expenses totaling $62.8 million for the nine months ended September 30, 2012, as compared to $40.3 million for 2011.

Corporate expenses for the nine months ended September 30, 2012, were composed of selling and marketing expenses of approximately $24 million and administrative expenses of approximately $39 million.

Corporate expenses for the nine months ended September 30, 2011, were composed of selling and marketing expenses of approximately $20 million and administrative expenses of approximately $20 million.

Corporate selling & marketing expenses were approximately $4 million higher for the nine months ended September 30, 2012 due to increased information technology expenses. Corporate administrative expenses were approximately $19 million higher due to an increase in incentive compensation of approximately $3 million, $13 million to adjust the value of the CEO special performance award, and approximately $4 million of acquisition related costs.

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

The Company's recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined by the Company with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. Titan expects to contribute approximately $0.7 million to these frozen defined pension plans during the remainder of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of September 30, 2012, the Company had $134.9 million of cash within various bank accounts.  The cash balance increased by $5.7 million from December 31, 2011, due to the following items.

(amounts in thousands)	September 30,	December 31,
	2012	2011	Change
Cash and cash equivalents	$134,890	$129,170	$5,720

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Nine months ended September 30,
	2012	2011	Change
Net income	$98,548	$44,045	$54,503
Depreciation and amortization	35,865	32,753	3,112
Noncash convertible debt conversion charge	—	16,135	(16,135)
Deferred income tax provision	6,906	8,038	(1,132)
Supply agreement termination income	(26,134)	—	(26,134)
Accounts receivable	(24,099)	(132,294)	108,195
Inventories	(36,921)	(47,366)	10,445
Accounts payable	25,893	69,540	(43,647)
Other current liabilities	4,786	10,224	(5,438)
Other liabilities	10,937	(7,412)	18,349
Other operating activities	(10,693)	(5,346)	(5,347)
Cash provided by (used for) operating activities	$85,088	$(11,683)	$96,771

In the first nine months of 2012, operating activities provided cash of $85.1 million, which included net income of $98.5 million and an increase in accounts payable and other liabilities of $25.9 million and $10.9 million, respectively. Net income included $35.9 million of noncash charges for depreciation and amortization. Positive cash inflows were offset by increases in accounts receivable and inventory of $24.1 million and $36.9 million, respectively, and noncash supply agreement termination income of $26.1 million.

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

Operating cash flows increased $96.8 million when comparing the nine months ended September 30, 2012, to the nine months ended September 30, 2011. Net income in the first nine months of 2012 was $54.5 million higher than the net income in the first nine months of 2011. When comparing the first nine months of 2012 to the first nine months of 2011, cash flows from accounts receivable increased $108.2 million, resulting primarily from the April 2011 Goodyear Latin American farm tire business acquisition not including accounts receivable. The accounts receivable decrease was partially offset by decreases in accounts payable of $43.6 million and the noncash supply agreement termination income of $26.1 million.

The Company's inventory and accounts receivable balances were higher at September 30, 2012, as compared to December 31, 2011. Days sales in inventory increased to 62 days at September 30, 2012, compared to 55 days at December 31, 2011, due primarily to the impact of implementing the Union City, TN rubber mixing facility for the Company's tire facilities. Days sales outstanding increased to 51 days at September 30, 2012, from 42 days at December 31, 2011 primarily due to increased sales of larger products used in the mining industry that often have extended terms based on longer shipping times.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Nine months ended September 30,
	2012	2011	Change
Acquisitions, net of cash acquired	$(32,760)	$(99,118)	$66,358
Purchases of marketable securities	—	(30,000)	30,000
Capital expenditures	$(36,319)	$(17,901)	$(18,418)
Other investing activities	636	1,941	(1,305)
Cash used for investing activities	$(68,443)	$(145,078)	$76,635

Net cash used for investing activities was $68.4 million in the first nine months of 2012, as compared to $145.1 million in the first nine months of 2011. The Company invested a total of $36.3 million in capital expenditures in the first nine months of 2012, compared to $17.9 million in 2011. The 2012 and 2011 expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan's existing business and maintaining existing equipment. The Company invested a total of $32.8 million in acquisitions in the first nine months of 2012, as compared to $99.1 million in the first nine months of 2011. The other investing activities are primarily the result of asset disposals.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Nine months ended September 30,
	2012	2011	Change
Repurchase of senior unsecured notes	$—	$(1,064)	$1,064
Term loan borrowing	4,378	14,148	(9,770)
Proceeds from exercise of stock options	925	477	448
Payment on debt	(14,434)	(629)	(13,805)
Excess tax benefit from stock options exercised	185	—	185
Dividends paid	(634)	(598)	(36)
Cash provided by (used for) financing activities	$(9,580)	$12,334	$(21,914)

In the first nine months of 2012, $9.6 million of cash was used for financing activities. This cash was primarily used for the payment on term loan borrowings of $14.4 million that was originally borrowed to provide working capital for Titan's Latin American operations. This was partially offset by $4.4 million of additional term loan borrowings for Titan's Latin American operations.

In the first nine months of 2011, $12.3 million of cash was provided by financing activities. This cash was primarily provided by term loan borrowings of $14.1 million used to provide working capital for Titan's Latin American operations.

Financing cash flows decreased by $21.9 million when comparing the first nine months of 2012 to 2011. This change was primarily the result of the repayment of term loan borrowings in the first nine months of 2012.

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

The Company was in compliance with these covenants and restrictions as of September 30, 2012.  The collateral coverage ratio and fixed charge coverage ratio were not applicable as there were no outstanding borrowings under the revolving credit facility at September 30, 2012.

Liquidity Outlook
At September 30, 2012, the Company had $134.9 million of cash and cash equivalents and no outstanding borrowings on the Company's $100 million credit facility. The cash and cash equivalents balance of $134.9 million includes $24.0 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations.

Capital expenditures for the remainder of 2012 are forecasted to be approximately $12 million to $15 million.  Cash payments for interest are currently forecasted to be approximately $8 million for the remainder of 2012 based on September 30, 2012 debt balances. The forecasted interest payments are comprised primarily of a semi-annual payment of $7.9 million for the 7.875% senior secured notes which were due on October 1.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Intangibles Impairment Testing
In July 2012, the FASB issued ASU No. 2012-02, "Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment." The objective of this update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The adoption of this update is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

MARKET CONDITIONS AND OUTLOOK
In the first nine months of 2012, Titan experienced higher sales when compared to the sales levels in the first nine months of 2011.  The higher sales were primarily the result of increased demand and price increases in all of the Company's segments, as well as additional sales resulting from the acquisition of Goodyear's Latin American farm tire business. For the remainder of 2012, the Company expects sales to continue at similar levels.

Energy, raw material and petroleum-based product costs have been volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

The labor agreements for the Company’s Bryan, Ohio and Freeport, Illinois, facilities expired on November 19, 2010, for the employees covered by their respective collective bargaining agreements, which account for approximately 33% of the Company’s employees in the United States.  As of September 30, 2012, the employees of these two facilities were working without a contract. The respective unions have retained the rights to challenge the Company's actions.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were higher in the first nine months of 2012 when compared to the first nine months of 2011.  The addition of Goodyear's Latin American farm tire business, price/mix improvements, and continued strong demand contributed to the higher sales levels. The increase in the global population and the rising middle class in emerging countries may help grow future demand.  The gradual increase in the use of biofuels may help sustain future production.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy. Drought conditions in many parts of the U.S. during much of 2012 and the expectations of lower farming yields may result in softer growth, or possibly decline, in the Company's agricultural market sales for the remainder of 2012.

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

CONSUMER MARKET OUTLOOK
Consumer market sales were lower in the third quarter of 2012, when compared to recent quarters. The decrease in net sales was primarily the result of unfavorable currency translation on consumer product sales in Latin America. Consumer market sales may fluctuate from period to period.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	October 24, 2012	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL G. REITZ
Paul G. Reitz
Chief Financial Officer
(Principal Financial Officer)