Form 10-K
period 2012-12-31
TITAN INTERNATIONAL INC
filed 2013-02-27
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $966 million based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2012.

As of February 14, 2013, a total of 53,501,185 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 16, 2013, are incorporated by reference into Part III of this Form 10-K.

TITAN INTERNATIONAL, INC.

PART I

ITEM 1 – BUSINESS

INTRODUCTION
Titan International, Inc. and its subsidiaries (Titan or the Company) hold the position of being a global wheel, tire and undercarriage industrial group servicing customers across its target markets.  As a leading manufacturer in the off-highway industry, Titan produces a broad range of specialty products to meet the specifications of original equipment manufacturers (OEMs) and aftermarket customers in the agricultural, earthmoving/construction and consumer markets.  Titan's agricultural market includes rims, wheels, tires and undercarriage systems and components manufactured for use on various agricultural and foresty equipment. Titan’s earthmoving/construction market includes wheels, tires and undercarriage systems and components supplied to the mining industry, while the consumer market includes bias truck tires in Latin America, products for all-terrain vehicles (ATVs) and recreational/utility trailers.

As one of the few companies dedicated to off-highway wheel and tire products, Titan’s engineering and manufacturing resources are focused on designing quality products that address the needs of our end-users.  Titan’s team of experienced engineers continually works on new and improved engineered products that evolve with today’s applications for the off-highway wheel and tire markets.

•	History
Titan traces its roots to the Electric Wheel Company in Quincy, Illinois, which was founded in 1890.  The Company was incorporated in 1983.  The Company has grown through four major acquisitions in recent years.  In 2005, Titan Tire Corporation, a subsidiary of the Company, acquired The Goodyear Tire & Rubber Company’s North American farm tire assets.  In 2006, Titan Tire Corporation of Bryan, a subsidiary of the Company, acquired the off-the-road (OTR) tire assets of Continental Tire North America, Inc.  In 2011, the Company acquired The Goodyear Tire & Rubber Company's Latin American farm tire business. In August 2012, the Company purchased a 56% controlling interest in Planet Corporation Group, now known as Titan National (Australia) Holdings PTY LTD (TNAH). In October 2012, the Company completed its acquisition of Titan Europe Plc. These acquisitions have allowed Titan to achieve higher sales levels and enhance product offering in the Company’s target markets.

•	Market Segments
In 2012, Titan’s agricultural market sales represented 59% of net sales, the earthmoving/construction market represented 28% and the consumer market represented 13% of net sales.

COMPETITIVE STRENGTHS
Titan’s strong market position in the off-highway wheel, tire and undercarriage market, and its long-term core customer relationships contribute to the Company’s competitive strengths.  These strengths, along with Titan’s dedication to the off-highway wheel, tire and undercarriage market, continue to drive the Company forward.

•	Strong Market Position
Titan’s ability to offer a broad range of specialized wheels, tires, assemblies and undercarriage systems and components has resulted in the Company’s strong position in the global off-highway market.  Through a diverse dealer network, the Company is able to reach an increasing number of customers in the aftermarket and build Titan’s image and brand recognition.  The Company’s acquisition of the Goodyear Farm Tire brand in North America and Latin America contributes to overall visibility and customer confidence.  Titan gained a strong presence in Europe and other parts of the world through the 2012 acquisition of Titan Europe Plc. Years of product design and engineering experience have enabled Titan to improve existing products and develop new ones that have been well received in the marketplace.  In addition, Titan believes it has benefited from significant barriers to entry, such as the substantial investment necessary to replicate the Company’s manufacturing equipment and numerous tools, dies and molds, many of which are used in custom processes.

•	Long-Term Core Customer Relationships
The Company’s top customers, including global leaders in agricultural and construction equipment manufacturing, have been purchasing products from Titan or its predecessors for numerous years.  Customers including AGCO Corporation, CNH Global N.V., Deere & Company, Hitachi Construction Machinery, Kubota Corporation and Liebherr Group have helped sustain Titan’s leadership in wheel, tire and assembly innovation.

BUSINESS STRATEGY
Titan’s business strategy is to increase its presence in the segments it serves through giant OTR, strategic worldwide acquisitions, and continuing to improve operating efficiencies.

•	Giant Mining Tire Product
The Company’s 2006 acquisition of the OTR tire assets of Continental Tire North America, Inc. in Bryan, Ohio, expanded Titan’s product offering into larger earthmoving, construction and mining tires.  The Company subsequently expanded the Bryan facility production capacity to include giant mining tires.  The mining tire market currently offers attractive opportunities and the Company is expanding capacity to help meet the demand for these giant tires.

•	Increase Aftermarket Tire Business
The Company has concentrated on increasing its presence in the tire aftermarket, which historically has tended to be somewhat less cyclical than the OEM market.  The aftermarket also offers the potential for higher profit margins and is larger in most cases.

•	Improve Operating Efficiencies
The Company constantly works to improve the operating efficiency of its assets and manufacturing facilities.  Titan integrates each facility’s strengths, which may include transferring equipment and business to the facilities that are best equipped to handle the work.  This provides capacity to increase utilization and spread operating costs over a greater volume of products.  Titan is also continuing a comprehensive program to refurbish, modernize and enhance the computer technology of its manufacturing equipment.

•	Enhance Design Capacity and New Product Development
Equipment manufacturers constantly face changing industry dynamics.  Titan directs its business and marketing strategy to understand and address the needs of its customers and demonstrate the advantages of its products.  In particular, the Company often collaborates with customers in the design of new and enhanced products.  Titan recommends modified products to its customers based on its own market information.  These value-added services enhance Titan’s relationships with its customers.  The Company tests new designs and technologies and develops methods of manufacturing to improve product quality and performance.  Titan’s engineers have introduced designs for giant mining wheels and tires, which employ an innovative steel radial construction technology.

•	Explore Additional Strategic Acquisitions
The Company’s expertise in the manufacture of off-highway wheels, tires and undercarriage systems and components has permitted it to take advantage of opportunities to acquire businesses that complement this product line.  In the future, Titan may make additional strategic acquisitions of businesses that have an off-highway focus. The Company is currently exploring worldwide opportunities to expand manufacturing and distribution into new geographies.

For additional information concerning the revenues, certain expenses, income from operations and assets attributable to each of the segments in which the Company operates, see Note 31 to the Company's consolidated financial statements, included in Item 8 of our 2012 Form 10-K.

AGRICULTURAL MARKET
Titan’s agricultural rims, wheels, tires and undercarriage systems and components are manufactured for use on various agricultural and forestry equipment, including tractors, combines, skidders, plows, planters and irrigation equipment, and are sold directly to OEMs and to the aftermarket through independent distributors, equipment dealers and Titan’s own distribution centers.  The wheels and rims range in diameter from 9 to 54 inches, with the 54-inch diameter being the largest agricultural wheel manufactured in North America.  Basic configurations are combined with distinct variations (such as different centers and a wide range of material thickness) allowing the Company to offer a broad line of products to meet customer specifications.  Titan’s agricultural tires range from approximately 1 foot to approximately 7 feet in outside diameter and from 5 to 49 inches in width.  The Company offers the added value of delivering a complete wheel and tire assembly to customers.

EARTHMOVING/CONSTRUCTION MARKET
The Company manufactures rims, wheels, tires and undercarriage systems and components for various types of OTR earthmoving, mining, military and construction equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, articulated dump trucks, load transporters, haul trucks and backhoe loaders.  The earthmoving/construction market is often referred to as OTR, an acronym for off-the-road.  The Company provides OEM and aftermarket customers with a broad range of earthmoving/construction wheels ranging in diameter from 20 to 63 inches and in weight from 125 pounds to 7,000 pounds.  The 63-inch diameter wheel is the largest manufactured in North America for the earthmoving/construction market. Titan’s earthmoving/construction tires range from approximately 3 feet to approximately 13 feet in outside diameter and in weight from 50 pounds to 12,500 pounds.  The Company offers the added value of wheel and tire assembly for certain applications in the earthmoving/construction market.

CONSUMER MARKET
Titan manufactures bias truck tires in Latin America, provides wheels and tires and assembles brakes, actuators and components for the domestic boat, recreational and utility trailer markets.  Titan also offers select products for ATVs, turf, and golf cart applications.  Likewise, Titan produces a variety of tires for the consumer market.

MARKET SALES

	Year ended December 31,
(Amounts in thousands)	2012		2011		2010
	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales
Agricultural	$1,080,412	59%	$960,693	64%	$675,178	76%
Earthmoving/construction	501,617	28%	306,821	21%	191,042	22%
Consumer	238,649	13%	219,484	15%	15,371	2%
	$1,820,678		$1,486,998		$881,591

MARKET CONDITIONS OUTLOOK
In 2012, Titan experienced higher sales than 2011. The higher sales levels were primarily the result of increased demand in the Company's agricultural and earthmoving/construction segments combined with price/mix improvements, as well as recent acquisitions including the April 2011 acquisition of the Goodyear Latin American farm tire business and the October 2012 acquisition of Titan Europe Plc. For 2013, the Company expects sales to continue at strong levels, offset by the potential for weaker demand in the European earthmoving/construction market.

OUR CUSTOMER END MARKETS
The Company's primary end-user markets include agricultural equipment, mining equipment, construction equipment, military vehicles, ATVs and other recreational vehicles.
The demand and growth rates for the Company's products are influenced by the prevailing trends driving growth of the end industries of its customers. The Company believes that the majority of the wheels in its industry are sold through the OEM channel with a modest portion sold to the aftermarket. The Company believes approximately 60% of tires in its industry are sold through the aftermarket channel and the remaining 40% are sold to OEMs.

The largest portion of the Company's sales is to the agricultural equipment sector. Of the Company's sales for the fiscal year ended December 31, 2012, 59% were to the Agricultural segment. The Company's products are sold directly to OEMs, independent distributors, equipment dealers, and through distribution centers. Growth in this market is largely driven by:

•	Crop yields and prices of corn, soybean, wheat and livestock feed (these directly influence farm income which is the strongest determinant of farm equipment purchases);

•	Average age and replacement cycle of agricultural equipment:

•	The number of tractors in operation;

•	Favorable tax depreciation provisions for farmers;

•	Favorable financing terms given by OEMs;

•	Commodity prices;

•	Change in diets / protein;

•	Dealer confidence;

•	Section 179 Bonus Depreciation;

•	Government subsidies to farmers; and

•	Ethanol production.

Based on the factors noted above, this strong demand has caused corn prices to reach high levels of over $8.30 per bushel in August 2012 and are currently at approximately $6.95 per bushel as of February 19, 2013 according to Commodity Systems Inc. (CSI) Market Data. This compares favorably to a long-term average of closer to $4.10 per bushel for the period between February 20, 2003 to February 19, 2013. The chart below demonstrates the recent relative strength in corn prices, which should contribute to stronger farm incomes and greater demand for the Company's products.
Corn Prices, $/Bushel (2003- 2013)

Source: Commodity Systems Inc. (CSI) Market Data
Of the Company's sales for the fiscal year ended December 31, 2012, 28% were to the Earthmoving/Construction segment. Its sales in this segment are to mining customers, as well as the construction and military end markets. The key drivers for demand include factors affecting these industries, such as commodity prices, road construction, infrastructure, government appropriations and housing starts. Many of these factors are very sensitive to interest rate fluctuations. Higher commodity prices continue to support earthmoving and mining sales.
Of the Company's sales for the fiscal year ended December 31, 2012, 13% were to the Consumer segment, which includes the all-terrain vehicle (ATV) wheel and tire market. Many factors affect the consumer market including weather, competitive pricing, energy prices, interest rates and consumer attitude.

OPERATIONS
Titan’s operations include manufacturing wheels, manufacturing tires, combining these wheels and tires into assemblies, and manufacturing undercarriage systems and components for use in the agricultural, earthmoving/construction and consumer markets.  These operations entail many manufacturing processes in order to complete the finished products.

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

•	Undercarriage Manufacturing Process
The undercarriage components (track groups, track and carrier rollers, idler assemblies and sprockets) are all manufactured from steel produced according to specifications.

All of the track groups produced by the Company are built from four major parts: shoes, right and left hand links, pins and bushings. Shoes are manufactured from steel cast in the Company foundry or obtained from different shapes of hot rolled profiles (depending on application), sheared to length, and then heat treated for high wear bending and breaking resistance. Right and left hand links are hot forged, trimmed, mass heat treated, machined and finally induction hardened on rail surface for optimal wear and fatigue resistance. Pins are made from round bars that are cut, machined, heat treated and surface finished. Bushings are generally cold extruded, machined, mass heat treated, and finally carburized or induction hardened for wear resistance and optimal toughness.

The lifetime lubricated and maintenance free track and carrier rollers are assembled with two major components: single or double flange roller shells (typically hot forged in halves, deep hardened, friction or arc welded and finish machined with metallurgical characteristics depending upon size and application) and shafts (generally cut from bars or forged, mass heat treated, rough machined, induction hardened and ground).

The idler assemblies are also lifetime lubricated, for virtually no maintenance. They are offered with cast (single web or hollow design) or fabricated shells, depending on size and application, and feature induction hardened tread surfaces for optimal wear resistance.

The sprockets, designed to transfer the machine driving loads from the final drive to the track, are produced cast or forged in several geometric options, depending upon size and application. They are also heat treated for wear resistance and cracking resistance.

The undercarriage systems, custom designed and produced by the Company, consist of a structured steel fabricated frame, all the undercarriage components mentioned above (track groups, track and carrier rollers, sprockets and idler assemblies) and a final drive. They are completely assembled in house, for consistent quality.

•	Quality Control
The Company is ISO certified at all five main domestic manufacturing facilities located in Bryan, Ohio; Des Moines, Iowa; Freeport, Illinois; Quincy, Illinois; and Saltville, Virginia, and at the majority of the foreign manufacturing facilities, as well.  The ISO series is a set of related and internationally recognized standards of management and quality assurance.  The standards specify guidelines for establishing, documenting and maintaining a system to ensure quality.  The ISO certifications are a testament to Titan’s dedication to providing quality products for its customers.

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

CAPITAL EXPENDITURES
Capital expenditures for 2012, 2011 and 2010 were $65.7 million, $35.7 million and $28.9 million, respectively.  The capital expenditures in each year were used primarily for updating manufacturing equipment, expanding manufacturing capacity and for further automation at the Company’s facilities.  Capital expenditures for 2013 are forecasted to be approximately $70 million to $75 million.  These capital expenditures are anticipated to be used to expand capacity and enhance the Company’s existing facilities and manufacturing capabilities.

PATENTS, TRADEMARKS AND ROYALTIES
The Company owns various patents and trademarks and continues to apply for patent protection for new products.  While patents are considered significant to the operations of the business, at this time Titan does not consider any one of them to be of such importance that the patent’s expiration or invalidity could materially affect the Company’s business.  However, due to the difficult nature of predicting the interpretation of patent laws, the Company cannot anticipate or predict any material adverse effect on its operations, cash flows or financial condition as a result of associated liabilities created under such patent interpretations should the Company be unable to protect its patents or found to be infringing others' patents.

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

MARKETING AND DISTRIBUTION
The Company employs an internal sales force and utilizes several manufacturing representative firms for sales in North America, Europe, Latin America and other worldwide locations.  Sales representatives are primarily organized within geographic regions.

Titan distributes wheels, tires, and undercarriage systems directly to OEMs. The distribution of aftermarket tires occurs primarily through a network of independent and OEM-affiliated dealers.  The Company distributes wheels, tires, wheel and tire assemblies, and undercarriage systems directly to OEMs and aftermarket customers through its distribution network consisting of facilities worldwide.

SEASONALITY
Agricultural equipment sales are seasonal by nature.  Farmers generally order equipment to be delivered before the growing season.  Shipments to OEMs in the U.S. and Europe usually peak during the Company’s first and second quarters for the spring planting period, while shipments in Latin America usually peak during the Company's second and third quarter for the fall planting period.  Earthmoving/construction and consumer markets also historically tend to experience higher demand in the first and second quarters.  These markets are affected by mining, building and economic conditions.

RESEARCH, DEVELOPMENT AND ENGINEERING
The Company’s research, development and engineering staff tests original designs and technologies and develops new manufacturing methods to improve product performance.  These services enhance the Company’s relationships with its customers. Titan’s engineers have introduced designs for giant OTR tires.  These giant tires employ an innovative steel radial construction technology.  Research and development (R&D) expenses are expensed as incurred.  R&D costs were $7.1 million, $4.2 million and $6.3 million for the years of 2012, 2011 and 2010, respectively.

CUSTOMERS
Titan’s 10 largest customers accounted for approximately 50% of net sales for the year ended December 31, 2012, compared to approximately 55% for the year ended December 31, 2011.  Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction and consumer markets combined represented approximately 19% and 18% of the Company’s consolidated revenues for the years ended December 31, 2012 and 2011, respectively.  Net sales to CNH Global N.V. in Titan’s three markets represented approximately 10% and 11% of the Company’s consolidated revenues for the years ended December 31, 2012 and 2011, respectively.  No other customer accounted for more than 10% of the Company’s net sales in 2012 or 2011.  Management believes the Company is not totally dependent on any single customer; however, certain products are dependent on a few customers.  While the loss of any substantial customer could impact Titan’s business, the Company believes that its diverse product mix and customer base may minimize a longer-term impact caused by any such loss.

ORDER BACKLOG
As of January 31, 2013, Titan estimates $753 million in firm orders compared to $542 million at January 31, 2012, for the Company’s operations.  Orders are considered firm if the customer would be obligated to accept the product if manufactured and delivered pursuant to the terms of such orders.  The Company believes that the majority of the current order backlog will be filled during the present year.

INTERNATIONAL OPERATIONS
In April of 2011, the Company closed on the acquisition of The Goodyear Tire & Rubber Company's Latin American farm tire business. As a result of this transaction, the Company operates a manufacturing facility in Sao Paulo, Brazil. The Latin American operations recorded approximately 18% and 19% of the Company's sales for the years ended December 31, 2012 and 2011, respectively.

In October of 2012, the Company closed on the acquisition of Titan Europe Plc and, as a result, expanded its global footprint. The Titan Europe operations accounted for approximately 6% of the Company's 2012 sales. Prior to this acquisition, Titan Europe Plc was publicly traded on the AIM market in London, England and the Company maintained an investment in Titan Europe Plc, which was recorded as an available-for-sale security and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of comprehensive income in stockholders’ equity.  The Company’s stock ownership interest in Titan Europe Plc was 21.8% at December 31, 2011.  The fair value of the Company’s investment in Titan Europe Plc was $29.0 million at December 31, 2011.

EMPLOYEES
At December 31, 2012, the Company employed approximately 6,300 people worldwide, including approximately 3,400 located outside the United States.

The labor agreements for the Company’s Bryan, Ohio and Freeport, Illinois, facilities, and the Des Moines, Iowa facility, expired in November 2010 and November 2012, respectively, for the employees covered by their respective collective bargaining agreements, which account for approximately 46% of the Company’s U.S. employees.  As of December 31, 2012, the employees of these three facilities were working without a contract under the terms of the Company’s latest offer.

Outside the United States, the Company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.

ENVIRONMENTAL LAWS AND REGULATIONS
In the ordinary course of business, like other industrial companies, Titan is subject to extensive and evolving federal, state and local environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup.  The Company’s policy is to accrue environmental cleanup related costs of a non-capital nature when those costs are believed to be probable and can be reasonably estimated.  Expenditures that extend the life of the related property, or mitigate or prevent future environmental contamination, are capitalized. The Company does not currently anticipate any material capital expenditures for environmental control facilities.  The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advances in environmental technologies, the quality of information available related to specific sites, the assessment stage of the site investigation, preliminary findings and the length of time involved in remediation or settlement.  Due to the difficult nature of predicting future environmental costs, the Company cannot anticipate or predict the material adverse effect on its operations, cash flows or financial condition as a result of efforts to comply with, or its liabilities under, environmental laws.

COMPETITION
The Company competes with several domestic and international companies, some of which are larger and have greater financial and marketing resources than Titan.  The Company believes it is a primary source of steel wheels and rims to the majority of its North American customers.  Major competitors in the off-highway wheel market include Carlisle Companies Incorporated, GKN Wheels, Ltd., Topy Industries, Ltd. and certain other foreign competitors.  Significant competitors in the off-highway tire market include Bridgestone/Firestone, Carlisle Companies Incorporated, Michelin, Pirelli and certain other foreign competitors. Significant competitors in the undercarriage market include Berco and Caterpillar.

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

PURCHASE OF TITAN EUROPE PLC
On October 31, 2012, Titan acquired over 97% of the outstanding stock of Titan Europe Plc (Titan Europe) and in December 2012, the 100% acquisition was completed. Titan Europe is an international engineering group which designs and manufactures wheels, undercarriage components and assemblies for tracked and wheeled "off-road vehicles." Prior to the acquisition, Titan held a 21.8% ownership percentage in Titan Europe. Titan Europe shareholders received one share of new Titan common stock for every 11 Titan Europe shares held. A total of 6,257,051 new shares of Titan common stock were issued with a value of $121.8 million. In addition, Titan paid cash of $5.6 million for option payouts and partial shares. Titan's previous investment in Titan Europe had a fair value on the acquisition date of $31.7 million. Total consideration including the value of stock issued, cash payments, and the fair value of previously held Titan Europe shares totaled $159.1 million. A gain of $26.7 million was recorded on Titan's previously held interest in Titan Europe which was recorded as Noncash Titan Europe Plc gain in the consolidated statement of operations. This gain was previously recorded in other comprehensive income.

PURCHASE OF GOODYEAR'S LATIN AMERICAN FARM TIRE BUSINESS
On April 1, 2011, Titan closed on the acquisition of The Goodyear Tire & Rubber Company's Latin American farm tire business for approximately $98.6 million U.S. dollars. The transaction included Goodyear's Sao Paulo, Brazil manufacturing plant, property, equipment; inventories; a licensing agreement that allows Titan to sell Goodyear-brand farm tires in Latin America until 2018; and extends the North American licensing agreement until 2018.

NEW YORK STOCK EXCHANGE CERTIFICATION
The Company submitted to the New York Stock Exchange during fiscal 2012 the Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

•	The Company’s revolving credit facility and other debt obligations contain covenants.
The Company’s revolving credit facility and other debt obligations contain covenants and restrictions.  These covenants and restrictions could limit Titan’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.  The failure to meet these items could result in the Company ultimately being in default.  Titan’s ability to comply with the covenants may be affected by events beyond its control, including prevailing economic, financial and industry conditions.

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
The Company’s ten largest customers, which are primarily original equipment manufacturers (OEMs), accounted for approximately 50% of Titan’s net sales for 2012.  Net sales to Deere & Company and CNH Global N.V.  represented 19% and 10% , respectively, of total 2012 net sales.  No other customer accounted for more than 10% of net sales in 2012.  As a result, Titan’s business could be adversely affected if one of its larger customers reduces its purchases from Titan due to work stoppages or slow-downs, financial difficulties, as a result of termination provisions, competitive pricing or other reasons.  There is also continuing pressure from the OEMs to reduce costs, including the cost of products and services purchased from outside suppliers such as Titan.  The Company has had long-term relationships with major customers and expects to continue these relationships.  There can be no assurance that Titan will be able to maintain such ongoing relationships.  Any failure to maintain the Company’s relationship with a leading customer could have an adverse effect on results of operations.

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
The Company is party to collective bargaining agreements. Upon the expiration of any of the collective bargaining agreements, however, Titan may be unable to negotiate new collective bargaining agreements on terms that are cost effective to the Company.  The business operations may be affected as a result of labor disputes or difficulties and delays in the process of renegotiating collective bargaining agreements.

The labor agreements for the Company’s Bryan, Ohio and Freeport, Illinois, facilities, and the Des Moines, Iowa facility, expired in November 2010 and November 2012, respectively, for the employees covered by their respective collective bargaining agreements, which account for approximately 46% of the Company's U.S employees.  As of December 31, 2012, the employees of these three facilities were working without a contract under the terms of the Company’s latest offer.  The respective unions have retained their rights to challenge the Company’s actions.

•	Unfavorable outcomes of legal proceedings could adversely affect results of operations.
The Company is a party to routine legal proceedings arising out of the normal course of business.  Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes at this time that none of these actions, individually or in the aggregate, will have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.  However, due to the difficult nature of predicting unresolved and future legal claims, the Company cannot anticipate or predict any material adverse effect on its consolidated financial condition, results of operations or cash flows as a result of efforts to comply with or its liabilities pertaining to legal judgments.

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
Any future acquisitions will depend on the ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance those acquisitions.  Titan will also face competition for suitable acquisition candidates that may increase costs.  In addition, acquisitions require significant managerial attention, which may be diverted from current operations.  Furthermore, acquisitions of businesses or facilities entail a number of additional risks, including:

-   problems with effective integration of operations;

-   the inability to maintain key pre-acquisition customer, supplier and employee relationships;

-   the potential that expected benefits or synergies are not realized and operating costs increase; and

-   exposure to unanticipated liabilities.

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

•	The Company has foreign sales and purchases raw material from foreign suppliers.
The Company had total aggregate foreign sales of approximately $635.2 million, $164.4 million and $80.2 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

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
The Company reported net loss of $(5.9) million for the year ended December 31, 2010, and may incur net losses in the future. Although the Company reported net income for the years ended December 31, 2011 and 2012 and the Company expects to generate future profitability, there is no guarantee the Company will be profitable in the future.

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

•	The Company may incur additional tax expense or tax exposure.
The Company is subject to income taxes in the United States and numerous foreign jurisdictions, and has domestic and international tax liabilities which are dependent upon the distribution of income among these different jurisdictions. Titan's income tax provision and cash tax liability in the future could be adversely affected by numerous factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws and regulations.

•	The Company is subject to foreign currency translation risk.
The Company continues to expand globally and now operates in many worldwide locations and transacts business in many foreign currencies. Titan's financial statements are reported in U.S. dollars with financial statements of international subsidiaries being initially recorded in foreign currencies and translated into U.S. dollars. Large fluctuations in currency exchange rates between the U.S. dollar and other world currencies may materially adversely affect the Company's financial condition, results of operations and liquidity.

•
Concerns regarding the European debt crisis and market perceptions concerning the instability of the euro, the potential re-introduction of individual currencies within the Eurozone, or the potential dissolution of the euro entirely, could adversely affect Titan's business, results of operations and financing.

Concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of the Company's euro- denominated assets and obligations. In addition, concerns over the effect of this financial crisis on financial institutions in Europe and globally could have an adverse impact on the capital markets generally, and more specifically on the ability of the Company and Titan's customers, suppliers and lenders to finance their respective businesses, to access liquidity at acceptable financing costs, if at all, on the availability of supplies and materials and on the demand for Titan's products.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The Company’s properties with total square footage above 1 million are detailed by the location, size and focus of each facility as provided in the table below:

	Approximate square footage
Location	Owned	Leased	Use	Segment
Union City, Tennessee	2,149,000		Manufacturing, distribution	All segments
Des Moines, Iowa	2,047,000		Manufacturing, distribution	All segments
Sao Paulo, Brazil	1,282,000		Manufacturing, distribution	All segments
Quincy, Illinois	1,209,000		Manufacturing, distribution	All segments
Freeport, Illinois	1,202,000		Manufacturing, distribution	All segments
Natchez, Mississippi		1,203,000	Storage	See note (a)

(a)	The Natchez facility is currently being used for storage. The Company’s facility in Natchez, Mississippi is not in operation.

The Company’s total properties by continent are detailed by the location, size and focus as provided in the table below:

	Approximate square footage
Location	Owned	Leased	Use	Segment
North America	8,539,000	1,639,000	Manufacturing, distribution	All segments
South America	1,282,000	111,000	Manufacturing, distribution	All segments
Europe	1,039,000	119,000	Manufacturing, distribution	All segments
Australia		1,085,000	Manufacturing, distribution	All segments
Asia	60,000	149,000	Manufacturing, distribution	All segments
Africa		37,000	Manufacturing, distribution	All segments

The Company considers each of its facilities to be in good condition and adequate for present use.  Management believes that the Company has sufficient capacity to meet current market demand with the active facilities.  The Company has no current plans to restart manufacturing at the storage facility described in note (a) above.

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

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol TWI.  On February 15, 2013, there were approximately 500 holders of record of Titan common stock and an estimated 16,700 beneficial stockholders.  The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE, as well as information concerning per share dividends declared for the periods indicated.

2012	High	Low	Dividends Declared
First quarter	$26.95	$19.53	$0.005
Second quarter	29.93	20.06	0.005
Third quarter	25.54	16.86	0.005
Fourth quarter	22.06	17.51	0.005
2011
First quarter	$26.65	$17.92	$0.005
Second quarter	31.42	20.74	0.005
Third quarter	27.92	15.37	0.005
Fourth quarter	23.34	13.00	0.005

PERFORMANCE COMPARISON GRAPH
The performance graph compares cumulative total return for the Company’s common stockholders over the past five years against the cumulative total return of the Standard & Poor’s 600 Construction and Farm Machinery and Heavy Trucks Index, and against the Standard & Poor’s 500 Stock Index.  The graph depicts the value on December 31, 2012, of a $100 investment made on December 31, 2007, in Company common stock and each of the other two indices, with all dividends reinvested.  Titan’s common stock is traded on the NYSE under the symbol TWI.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
150
100
50
0
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Titan International, Inc.
S&P 500 Index
S&P 600 Construction, & Farm Machinery & Heavy Trucks Index

	Fiscal Year Ended December 31,
	2007	2008	2009	2010	2011	2012
Titan International, Inc.	$100.00	$33.03	$32.56	$78.58	$78.34	$87.51
S&P 500 Index	100.00	63.00	79.67	91.68	93.61	108.59
S&P 600 Construction. & Farm Machinery & Heavy Trucks Index	100.00	63.00	68.31	98.48	93.01	130.72

ITEM 6 – SELECTED FINANCIAL DATA

The selected financial data presented below, as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, are derived from the Company’s consolidated financial statements, as audited by Grant Thornton LLP, an independent registered public accounting firm for the year ended December 31, 2012, and PricewaterhouseCoopers LLP, an independent registered public accounting firm for the years ended December 31, 2011, 2010, 2009, and 2008, and should be read in conjunction with the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and notes thereto.

(All amounts in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Net sales	$1,820,678	$1,486,998	$881,591	$727,599	$1,036,700
Gross profit	294,139	232,108	104,090	55,965	139,714
Supply agreement termination income	(26,134)	—	—	—	—
Noncash goodwill impairment charge	—	—	—	11,702	—
Income (loss) from operations	174,708	132,173	30,945	(18,894)	73,321
Noncash Titan Europe Plc gain (charge)	26,700	—	—	—	(37,698)
Income (loss) before income taxes	180,573	95,895	(9,190)	(32,002)	23,010
Net income (loss)	93,960	58,136	(5,926)	(24,645)	13,337
Net income (loss) per share – basic *	2.20	1.40	(.17)	(.71)	.39
Net income (loss) per share – diluted *	1.83	1.18	(.17)	(.71)	.38
Dividends declared per common share *	0.02	0.02	0.02	0.02	0.018

*	Adjusted to reflect the five-for-four stock split that took place in 2008.

(All amounts in thousands)	As of December 31,
	2012	2011	2010	2009	2008
Working capital	$517,294	$388,827	$388,997	$375,144	$232,564
Current assets	978,995	564,593	481,350	445,216	369,199
Total assets	1,693,107	1,010,286	780,880	736,463	654,782
Long-term debt (a)	441,438	317,881	373,564	366,300	200,000
Stockholders’ equity	620,613	396,879	272,031	261,953	279,188

(a)	Excludes amounts due within one year and classified as a current liability.

ITEM 7	– MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW
Titan International, Inc. and its subsidiaries are leading manufacturers of wheels, tires, wheel and tire assemblies, and undercarriage systems and components for off-highway vehicles used in the agricultural, earthmoving/construction and consumer markets.  Titan manufactures both wheels and tires for the majority of these market applications, allowing the Company to provide the value-added service of delivering complete wheel and tire assemblies.  The Company offers a broad range of products that are manufactured in relatively short production runs to meet the specifications of original equipment manufacturers (OEMs) and/or the requirements of aftermarket customers.

The Company’s major OEM customers include large manufacturers of off-highway equipment such as AGCO Corporation, CNH Global N.V., Deere & Company, Hitachi Construction Machinery, Kubota Corporation and Liebherr Group, in addition to many other off-highway equipment manufacturers.  The Company distributes products to OEMs, independent and OEM-affiliated dealers, and through a network of distribution facilities.

The following table provides highlights for the year ended December 31, 2012, compared to 2011 (amounts in thousands):

	2012	2011
Net sales	$1,820,678	$1,486,998
Income from operations	174,708	132,173
Net income	93,960	58,136

The Company recorded sales of $1,820.7 million for 2012, which were approximately 22% higher than the 2011 sales of $1,487.0 million.  The higher sales levels were primarily the result of increased demand in the Company's agricultural and earthmoving/construction segments combined with price/mix improvements, as well as recent acquisitions including the April 2011 acquisition of the Goodyear Latin American farm tire business, the August 2012 acquisition of the Planet Group of companies based in Perth, Australia, and the October 2012 acquisition of Titan Europe.

The Company’s income from operations was $174.7 million for 2012 compared to $132.2 million for 2011.  Titan’s net income was $94.0 million for 2012 compared to net income of $58.1 million in 2011.  Diluted income per share was $1.83 in 2012, compared to $1.18 in 2011.  The operating gains were primarily related to productivity gains on the higher sales volumes and select price increases on certain products that exceeded the increase in raw material costs, as well as sales mix changes to larger products that generally carry higher margins.

PURCHASE OF TITAN EUROPE PLC
On October 31, 2012, Titan acquired over 97% of the outstanding stock of Titan Europe Plc (Titan Europe) and in December 2012, the remaining 3% interest was acquired. Titan Europe is an international engineering group which designs and manufactures wheels, undercarriage components and assemblies for tracked and wheeled "off-road vehicles." Prior to the acquisition, Titan held a 21.8% ownership percentage in Titan Europe. Titan Europe shareholders received one share of new Titan common stock for every 11 Titan Europe shares held. A total of 6,257,051 new shares of Titan were issued with a value of $121.8 million. In addition, Titan paid cash of $5.6 million for option payouts and partial shares. Titan's previous investment in Titan Europe had a fair value on the acquisition date of $31.7 million. Total consideration including the value of stock issued, cash payments, and the fair value of previously held Titan Europe shares totaled $159.1 million. A gain of $26.7 million was recorded on Titan's previously held interest in Titan Europe which was recorded as Noncash Titan Europe Plc gain in the consolidated statement of operations.

PURCHASE OF GOODYEAR'S LATIN AMERICAN FARM TIRE BUSINESS
On April 1, 2011, Titan closed on the acquisition of The Goodyear Tire & Rubber Company's Latin American farm tire business for approximately $98.6 million U.S. dollars. The transaction includes Goodyear's Sao Paulo, Brazil manufacturing plant, property, equipment; inventories; a licensing agreement that allows Titan to sell Goodyear-brand farm tires in Latin America until 2018; and extends the North American licensing agreement until 2018.

SUPPLY AGREEMENT TERMINATION INCOME
The Company's April 2011 acquisition of Goodyear's farm tire business included a three year supply agreement with Goodyear for certain non-farm tire products. A liability was recorded as the supply agreement was for sales at below market prices. In May 2012, the Company and Goodyear terminated this supply agreement and entered into an agreement under which Titan will sell these products directly to third party customers and pay a royalty to Goodyear. The remaining balance of the supply agreement liability of $26.1 million was recorded as income as the Company is no longer obligated to sell the products at below market prices.

SUBSEQUENT EVENTS

Exchange Agreement for 5.625% Convertible Senior Subordinated Notes due 2017
In January 2013, Titan was approached by a note holder of the Company's 5.625% convertible senior subordinated notes due 2017 (convertible notes), with an offer to exchange the note holder's convertible notes for the Company's common stock. The two parties privately negotiated an agreement to exchange approximately $52.7 million in aggregate principal amount of the convertible notes for approximately 4.9 million shares of the Company's common stock plus a cash payment totaling $14.2 million for the premium on the principal and unpaid interest to maturity. The Company will record a conversion charge of approximately $7.3 million on this transaction in the first quarter of 2013.

RESULTS OF OPERATIONS
The following table sets forth the Company’s statement of operations expressed as a percentage of net sales for the periods indicated.  This table and subsequent discussions should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

	As a Percentage of Net Sales Year ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	83.8	84.4	88.2
Gross profit	16.2	15.6	11.8
Selling, general and administrative expenses	6.9	5.8	6.5
Research and development	0.4	0.3	0.7
Royalty expense	0.7	0.7	1.1
Supply agreement termination income	(1.4)	—	—
Income from operations	9.6	8.8	3.5
Interest expense	(1.5)	(1.7)	(3.0)
Noncash convertible debt conversion charge	—	(1.1)	—
Loss on note repurchase	—	—	(1.7)
Noncash Titan Europe Plc gain	1.5	—	—
Other income, net	0.4	0.3	0.1
Income (loss) before income taxes	10.0	6.3	(1.1)
Income tax provision (benefit)	4.8	2.5	(0.4)
Net income (loss)	5.2%	3.8%	(0.7)%

In addition, the following table sets forth components of the Company’s net sales classified by segment for the years ended December 31, (amounts in thousands):

	2012	2011	2010
Agricultural	$1,080,412	$960,693	$675,178
Earthmoving/Construction	501,617	306,821	191,042
Consumer	238,649	219,484	15,371
Total	$1,820,678	$1,486,998	$881,591

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

Impairment of Goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. The carrying value of the Company's goodwill was $24.9 million at December 31, 2012 and $19.8 at December 31, 2011. The Company sometimes elects to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment.

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

Inventories
Inventories are valued at the lower of cost or market.  At December 31, 2012, approximately 16% of the Company's inventories were valued under the last-in, first out (LIFO) method. The majority of steel material inventory and related work-in-process and finished goods are accounted for under the LIFO method.  The remaining inventories were valued under the first-in, first out (FIFO) method or average cost method. Market value is estimated based on current selling prices.  Estimated provisions are established for slow-moving and obsolete inventory.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  The Company has three frozen defined benefit pension plans in the United States and pension plans in six foreign countries.  Titan expects to contribute approximately $5 million to these frozen defined pension plans in 2013.  For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 25 to the Company’s financial statements.

The effect of hypothetical changes to selected assumptions on the Company’s frozen pension benefit obligations would be as follows (amounts in thousands):

		December 31, 2012		2013
Assumptions	Percentage Change	Increase (Decrease) PBO (a)	Increase (Decrease) Equity	Increase (Decrease) Expense
Pension
Discount rate	+/-5	$(6,788)/$7,534	$6,788/$(7,534)	$(407)/$445
Expected return on assets	+/-5			$(369)/$369

(a)	Projected benefit obligation (PBO) for pension plans.

Product Warranties
The Company provides limited warranties on workmanship on its products in all market segments. The majority of the Company's products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. Actual warranty experience may differ from historical experience. The Company's warranty accrual was $27.5 million at December 31, 2012, and $17.7 million at December 31, 2011.

FISCAL YEAR ENDED DECEMBER 31, 2012, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2011

RESULTS OF OPERATIONS

Highlights for the year ended December 31, 2012, compared to 2011 (amounts in thousands):

	2012	2011	% Increase
Net sales	$1,820,678	$1,486,998	22%
Cost of sales	1,526,539	1,254,890	22%
Gross profit	294,139	232,108	27%
Gross profit percentage	16.2%	15.6%

Net Sales
Net sales for the year ended December 31, 2012, were $1,820.7 million compared to $1,487.0 million for the year ended December 31, 2011, an increase of 22%. Sales increased approximately 15% from the inclusion of recently acquired entities. Sales volume was approximately 3% higher as the result of strong market conditions in the Company's agricultural and earthmoving/construction segments. Sales increased approximately 7% from price/mix improvements which resulted largely from increased raw material prices that were passed on to customers. The increase in net sales was partially offset by unfavorable foreign currency translation which decreased sales by approximately 3%.

Cost of Sales and Gross Profit
Cost of sales was $1,526.5 million for the year ended December 31, 2012, as compared to $1,254.9 million in 2011.  The higher cost of sales resulted primarily from the increase in sales levels. The cost of sales increased 22%, compared to a 22% increase in net sales.

Gross profit for the year 2012 was $294.1 million, or 16.2% of net sales, compared to $232.1 million, or 15.6% of net sales for 2011.  The increase in gross profit margin was primarily due to productivity gains on the higher sales volumes and select price increases on certain products that exceeded the increase in raw material costs, as well as sales mix changes to larger products that generally carry higher margins.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):

	2012	2011	% Increase
Selling, general and administrative	$126,157	$85,917	47%
Percentage of net sales	6.9%	5.8%

Selling, general and administrative (SG&A) expenses were $126.2 million, or 6.9% of net sales, for the year ended December 31, 2012, as compared to $85.9 million, or 5.8% of net sales, for 2011.  The higher SG&A expenses were primarily the result of an increase of selling and marketing expenses related to the increased sales levels and increased information technology expenses, an increase in incentive compensation, and acquisition related costs. Selling and marketing expenses were approximately $9 million higher, primarily due to increased sales levels and increased information technology expenses. Incentive compensation increased approximately $10 million. Acquisition related costs were approximately $4 million in 2012. Approximately $20 million of SG&A expenses of recently acquired facilities also contributed to the increase. The increase in SG&A expenses were offset by a decrease of legal related costs and fees of $3 million.

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):

	2012	2011	% Increase
Research and development	$7,148	$4,228	69%
Percentage of net sales	0.4%	0.3%

Research and development (R&D) expenses were $7.1 million, or 0.4% of net sales, for the year ended December 31, 2012, as compared to $4.2 million, or 0.3% of net sales, for 2011. The Company's higher R&D costs primarily resulted from increased R&D related to agricultural products. Approximately $1 million of R&D expenses of recently acquired facilities also contributed to the increase.

Royalty Expense
Royalty expense was as follows (amounts in thousands):

	2012	2011	% Increase
Royalty expense	$12,260	$9,790	25%

The Company has a trademark license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America and Latin America under the Goodyear name.  The North American and Latin American royalties were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition. In May 2012, the Company and Goodyear entered into an agreement under which Titan will sell certain non-farm tire products directly to third party customers and pay a royalty to Goodyear. Royalty expenses were $12.3 million for the year ended December 31, 2012, as compared to $9.8 million in 2011. As sales subject to the license agreement increased in 2012, the Company's royalty expense increased accordingly.

Supply Agreement Termination Income
Supply agreement termination income was as follows (amounts in thousands):

	2012	2011	% Increase
Supply agreement termination income	$26,134	$—	n/a

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

Income from Operations
Income from operations was as follows (amounts in thousands):

	2012	2011	% Increase
Income from operations	$174,708	$132,173	32%
Percentage of net sales	9.6%	8.8%

Income from operations for the year ended December 31, 2012, was $174.7 million, or 9.6% of net sales, compared to $132.2 million, or 8.8% of net sales, in 2011.  This increase was the net result of the items previously discussed above.

Interest Expense
Interest expense was as follows (amounts in thousands):

	2012	2011	% Increase
Interest expense	$27,658	$25,259	9%

Interest expense for the year 2012 was $27.7 million compared to $25.3 million in 2011.  The Company’s interest expense for 2012 increased from the previous year primarily as a result of interest expense at the recently acquired Titan Europe Plc.

Noncash Convertible Debt Conversion Charge
Noncash convertible debt conversion charge was as follows (amounts in thousands):

	2012	2011	% Decrease
Noncash convertible debt conversion charge	$—	$16,135	(100)%

In the first quarter of 2011, the Company closed an exchange agreement converting approximately $59.6 million of the 5.625% convertible senior subordinated notes into approximately 6.6 million shares of the Company's common stock. In connection with the exchange, the Company recognized a noncash charge of $16.1 million in accordance with ASC 470-20 Debt - Debt with Conversion and Other Options.

Noncash Titan Europe Plc Gain
Noncash Titan Europe Plc gain was as follows (amounts in thousands):

	2012	2011	% Increase
Noncash Titan Europe Plc gain	$26,700	$—	n/a

In the fourth quarter of 2012, the Company acquired Titan Europe Plc. Prior to the acquisition, Titan held a 21.8% ownership percentage in Titan Europe, which had a fair value on the acquisition date of $31.7 million. As a result of recording the fair value of the investment on the acquisition date, a gain of $26.7 million was recorded on Titan's previously held interest in Titan Europe.

Other Income
Other income was as follows (amounts in thousands):

	2012	2011	% Increase
Other income	$6,823	$5,116	33%

Other income was $6.8 million for the year ended December 31, 2012, as compared to $5.1 million in 2011.  The major items included in 2012 were:  (i) discount amortization on prepaid royalty of $3.7 million; (ii) investment gain related to contractual obligation of $1.0 million; (iii) interest income of $0.9 million: and (iv) rental income of $0.7 million.

The major items included in 2011 were:  (i) discount amortization on prepaid royalty of $3.1 million; (ii) investment gain on marketable securities of $1.6 million; and (iii) gain on purchase transaction of $0.3 million.

Provision for Income Taxes
Provision for income taxes was as follows (amounts in thousands):

	2012	2011	% Increase
Provision for income taxes	$86,613	$37,759	129%

The Company recorded provision for income taxes of $86.6 million in 2012, as compared to $37.8 million in 2011.   The Company's effective tax rate was 48% in 2012 and 39% in 2011. The Company's 2012 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal rate to pre-tax income primarily as a result of incremental foreign taxes, state income tax, unrecognized tax benefits, the Domestic Production exemption and the write off of the deferred tax asset related to the Titan Europe investment. The Company's 2011 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $16.1 million noncash charge taken in connection with the exchange agreement on the Company's convertible debt. This noncash charge is not fully deductible for income tax purposes.

Net Income
Net income was as follows (amounts in thousands):

	2012	2011	% Increase
Net income	$93,960	$58,136	62%

Net income for the year ended December 31, 2012, was $94.0 million, compared to $58.1 million in 2011. Basic earnings per share was $2.20 for the year ended December 31, 2012 as compared to $1.40 in 2011. Diluted earnings per share was $1.83 for the year ended December 31, 2012 as compared to $1.18 in 2011. The Company's net income and earnings per share were higher due to the items previously discussed.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	2012	2011	% Increase
Net sales	$1,080,412	$960,693	12%
Gross profit	206,376	177,055	17%
Income from operations	178,587	158,295	13%

Net sales in the agricultural market were $1,080.4 million for the year ended December 31, 2012, as compared to $960.7 million in 2011, an increase of 12%. Sales increased approximately 5% from the inclusion of recently acquired entities. Sales volume was approximately 5% higher as the result of increased demand in the Company's agricultural segment. Sales increased approximately 4% due to price/mix improvements which were offset by unfavorable currency translation which decreased sales by approximately 2%.

Gross profit in the agricultural market was $206.4 million for the year 2012, as compared to $177.1 million in 2011.  Income from operations in the agricultural market was $178.6 million for the year 2012, as compared to $158.3 million in 2011.  The Company's gross profit and income from operations increased primarily due to productivity gains on the higher sales volumes.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):

	2012	2011	% Increase
Net sales	$501,617	$306,821	63%
Gross profit	74,348	39,328	89%
Income from operations	47,310	32,781	44%

The Company's earthmoving/construction market net sales were $501.6 million for the year ended December 31, 2012, as compared to $306.8 million in 2011, an increase of 63%. Sales increased approximately 36% from the inclusion of recently acquired entities. Sales increased by approximately 26% as the result of price/mix improvements from stronger demand for larger products used in the mining industry. Sales volumes increased approximately 1% as a result of increased market demand.

Gross profit in the earthmoving/construction market was $74.3 million for the year 2012, as compared to gross profit of $39.3 million in 2011. The Company's earthmoving/construction market income from operations was $47.3 million for the year 2012, as compared to $32.8 million in 2011. The Company's gross profit and income from operations increased primarily due to productivity gains on the higher sales volumes and select price increases on certain products that exceeded the increase in raw material costs, as well as sales mix changes to larger products that generally carry higher margins.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	2012	2011	% Increase (Decrease)
Net sales	$238,649	$219,484	9%
Gross profit	16,366	18,900	(13)%
Income from operations	32,243	11,104	190%

Consumer market net sales were $238.6 million for the year ended December 31, 2012, as compared to $219.5 million in 2011, an increase of 9%.  The increase in net sales was primarily the result of consumer product sales in Latin America. These sales were previously made under a supply agreement with Goodyear and are now being sold to the end customer after the May 2012 termination of the supply agreement with Goodyear. The twelve months ended December 31, 2012, included twelve months in sales for these products while the twelve months ended December 31, 2011, included only nine months due to the April 1, 2011 acquisition date.

Gross profit from the consumer market was $16.4 million in 2012 as compared to $18.9 million in 2011.  Consumer market income from operations was $32.2 million for the year 2012, as compared to $11.1 million in 2011.  The Company's increase in income from operations primarily resulted from the supply agreement termination income of $26.1 million.

Segment Summary
(Amounts in thousands)

2012	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$1,080,412	$501,617	$238,649	$—	$1,820,678
Gross profit (loss)	206,376	74,348	16,366	(2,951)	294,139
Income (loss) from operations	178,587	47,310	32,243	(83,432)	174,708
2011
Net sales	$960,693	306,821	$219,484	$—	$1,486,998
Gross profit (loss)	177,055	39,328	18,900	(3,175)	232,108
Income (loss) from operations	158,295	32,781	11,104	(70,007)	132,173

Corporate Expenses
Income from operations on a segment basis does not include corporate expenses or depreciation and amortization expense related to property, plant and equipment carried at the corporate level totaling $83.4 million for the year ended December 31, 2012, as compared to $70.0 million in 2011.

Corporate expenses for the year ended December 31, 2012, were composed of selling and marketing expenses of approximately $31 million and administrative expenses of approximately $52 million.

Corporate expenses for the year ended December 31, 2011, were composed of selling and marketing expenses of approximately $28 million and administrative expenses of approximately $42 million.

Corporate selling & marketing expenses were approximately $4 million higher in 2012 primarily due to increased information technology expenses.  Corporate administrative expenses were approximately $10 million higher in 2012, when compared to 2011.  Corporate administrative expenses were higher primarily due to an increase in incentive compensation of approximately $10 million and approximately $4 million of acquisition related costs, offset by a decrease of legal related costs and fees of $3 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of December 31, 2012, the Company had $189.1 million of cash.  The cash balance increased by $59.9 million from December 31, 2011, due to the following items.

(amounts in thousands)	Year ended December 31,
	2012	2011	Change
Cash	$189,114	$129,170	$59,944

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Year ended December 31,
	2012	2011	Change
Net income	$93,960	$58,136	$35,824
Depreciation and amortization	54,095	44,908	9,187
Noncash convertible debt conversion charge	—	16,135	(16,135)
Deferred income tax provision	17,170	(449)	17,619
Noncash Titan Europe Plc gain	(26,700)	—	(26,700)
Supply agreement termination income	(26,134)	—	(26,134)
Accounts receivable	35,839	(105,619)	141,458
Inventories	23,917	(55,607)	79,524
Accounts payable	(44,542)	44,991	(89,533)
Other current liabilities	7,839	9,192	(1,353)
Other operating activities	(5,276)	(7,261)	1,985
Cash provided by operating activities	$130,168	$4,426	$125,742

For the year ended December 31, 2012, operating activities provided cash of $130.2 million, which was $125.7 million more than the prior year, primarily due to the net income increase of $35.8 million and changes in operational working capital. The major source of funds was net income of $94.0 million, adjusted for noncash provision of depreciation and amortization of $54.1 million. Positive cash inflows were offset by the noncash Titan Europe Plc gain of $26.7 million, and noncash supply agreement termination income of $26.1 million. The changes in operational working capital decreased cash flows by $2.2 million in 2012 compared to a decrease of $109.3 million in 2011. The 2011 working capital decrease was primarily due to the acquisition of The Goodyear Tire & Rubber Company's Latin American farm tire business that did not include accounts receivable, and an increase in inventory due to sales growth in the business and increased raw material costs. For additional details, see the Consolidated Statement of Cash Flows on page F-8.

In comparison, for the year ended December 31, 2011, operating activities provided cash of $4.4 million, which was $46.3 million less than the prior year, primarily due to changes in operational working capital. The major source of funds was net income of $58.1 million, adjusted for noncash provision of depreciation and amortization of $44.9 million, and the noncash convertible debt conversion charge of $16.1 million, all of which increased from the prior year. The changes in operational working capital decreased cash flows by $109.3 million in 2011 compared to an increase of $1.6 million in 2010, primarily due to the acquisition of The Goodyear Tire & Rubber Company's Latin American farm tire business that did not include accounts receivable, and an increase in inventory due to sales growth in the business and increased raw material costs.

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

The Company's inventory and accounts receivable balances were higher at December 31, 2012, as compared to December 31, 2011. Days sales in inventory increased to 86 days at December 31, 2012, compared to 55 days at December 31, 2011, due primarily to the Titan Europe acquisition in the fourth quarter of 2012. Days sales outstanding increased to 54 days at December 31, 2012, from 42 days at December 31, 2011 primarily due to increased sales of larger products used in the mining industry that often have extended terms based on longer shipping times.

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Year ended December 31,
	2012	2011	Change
Acquisitions	$780	$(99,118)	$99,898
Purchases of marketable securities	—	(30,000)	30,000
Sales of marketable securities	—	31,586	(31,586)
Capital expenditures	(65,740)	(35,744)	(29,996)
Other investing activities	1,066	2,473	(1,407)
Cash used for investing activities	$(63,894)	$(130,803)	$66,909

Net cash used for investing activities was $63.9 million in 2012, as compared to $130.8 million in 2011 and $28.7 million in 2010. The Company invested a total of $65.7 million in capital expenditures in 2012, compared to $35.7 million in 2011 and $28.9 million in 2010. In 2012, approximately $14 million of the capital expenditures related to recently acquired facilities. In 2011, approximately $9 million of the capital expenditures related to the purchase of land, buildings, and certain equipment at Goodyear's Union City, TN closed tire plant. In 2010, approximately $7 million of the capital expenditures related to the purchase of Denman Tire molds and equipment.  The remaining capital expenditures of approximately $52 million in 2012, approximately $27 million in 2011, and approximately $22 million in 2010, represent various equipment purchases and improvements to enhance production capabilities of Titan’s existing business and maintaining existing equipment.

Cash used for investing decreased $66.9 million from the year ended December 31, 2011, to December 31, 2012.  This decrease in cash use was primarily the result of issuing common shares to complete the Titan Europe acquisition. In 2011, acquisitions included Goodyear's Latin American farm tire business for approximately $98.6 million.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Year ended December 31,
	2012	2011	Change
Proceeds from borrowings	$8,838	$—	$8,838
Repurchase of senior unsecured notes	—	(1,064)	1,064
Term loan borrowing	8,333	25,879	(17,546)
Proceeds from exercise of stock options	934	524	410
Payment of financing fees	(1,275)	—	(1,275)
Payment on debt	(20,811)	(8,856)	(11,955)
Excess tax benefit from stock options exercised	184	706	(522)
Dividends paid	(845)	(809)	(36)
Cash provided by (used for) financing activities	$(4,642)	$16,380	$(21,022)

Net cash used for financing activities was $4.6 million in 2012.  The cash was primarily used for payment on term loan borrowings of $20.8 million, partially offset by proceeds from borrowings of $8.8 million and term loan borrowings of $8.3 million.

Net cash provided by financing activities was $16.4 million in 2011. The cash was primarily provided by term loan borrowings of $25.9 million used to provide working capital to Titan's Latin American operations. This was partially offset by payment of debt of $8.9 million.

Net cash used for financing activities was $11.6 million in 2010.  $206.2 million was used to repurchase senior notes and $5.1 million was used for payment of financing fees.  This was offset by proceeds from the issuance of $200.0 million of 7.875 % senior secured notes due 2017.

Financing cash flows decreased by $21.0 million when comparing 2012 to 2011.  Also, financing cash flows increased by $28.0 million when comparing 2011 to 2010.  The changes from year to year are primarily the result of activity related to debt borrowings and payments.

Debt Covenants
The Company’s European credit facilities contain various covenants.  These covenants are tested on six month intervals and the Company would be noncompliant if the covenants were not met for two successive six month periods. The financial covenants in these agreements include:

•	Net indebtedness to EBITDA cover.

•	EBITDA Interest cover.

•	Net debt to Net worth.

•	Cashflow interest cover.
The Company did not meet certain financial covenants at December 31, 2012. The Company was in compliance with these covenants as of December 31, 2012, as this was the first period for not meeting covenants.
The Company’s revolving credit facility ("credit facility") contains various restrictions, including:

•	Limits on dividends and repurchases of the Company’s stock.

•	Restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company.

•	Limitations on investments, dispositions of assets and guarantees of indebtedness.

•	Other customary affirmative and negative covenants.

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

LIQUIDITY OUTLOOK
At December 31, 2012, the Company had $189.1 million of cash and cash equivalents and no outstanding borrowings on the Company's $150 million credit facility. The cash and cash equivalents balance of $189.1 million includes $84.8 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations, with the exception of intercompany loans to foreign subsidiaries totaling $25.0 million at December 31, 2012. However, if foreign funds were needed for U.S. operations, the Company would be required to accrue and pay taxes to repatriate the funds. Titan expects to contribute approximately $5 million to its frozen defined benefit pension plans during 2013.

Capital expenditures for 2013 are forecasted to be approximately $70 million to $75 million.  Cash payments for interest are currently forecasted to be approximately $33 million in 2013 based on the Company's year-end 2012 debt balances.

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

INFLATION
The Company is subject to the effect of price fluctuations.  During 2012, 2011 and 2010, the Company realized price increases for certain purchases of steel and rubber used in the manufacture of its products.  While the cost outlook for commodities used in the Company’s production is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments and through contract provisions with OEMs.  However, these price adjustments may lag the inflationary pressures.

CONTRACTUAL OBLIGATIONS
The Company’s contractual obligations at December 31, 2012, consisted of the following (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
7.875% senior secured notes due 2017	$200,000	$—	$—	$200,000	$—
5.625% convertible senior subordinated notes due 2017	112,881	—	—	112,881	—
Other debt	271,248	144,358	95,048	30,122	1,720
Interest expense (a)	118,732	32,897	63,905	21,930	—
Operating leases	25,585	6,659	8,848	6,202	3,876
Capital leases	3,110	1,443	1,458	207	2
Purchase obligations	34,980	18,468	15,984	528	—
Other long-term liabilities (b)	60,900	9,500	19,700	19,700	12,000
Total	$827,436	$213,325	$204,943	$391,570	$17,598

(a)
Interest expense is estimated based on the Company’s year-end 2012 debt balances, maturities and interest rates.  The estimates assume no credit facility borrowings.  The Company’s actual debt balances and interest rates may fluctuate in the future.  Therefore, actual interest payments may vary from those payments detailed in the above table.

(b)
Other long-term liabilities represent the Company’s estimated funding requirements for defined benefit pension plans. The Company’s liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors.  Certain of these assumptions are determined with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends and are subject to a number of risks and uncertainties and may lead to significantly different pension liability funding requirements.

OFF-BALANCE SHEET ARRANGEMENTS
The Company has no material off-balance sheet arrangements.

MARKET RISK SENSITIVE INSTRUMENTS

Exchange Rate Sensitivity
The Company is exposed to fluctuations in the Australian dollar, Brazilian Real, British pound, Euro and other world currencies.  Titan does not hedge foreign currency transaction or translation exposures.  The Company’s net investment in foreign entities translated into U.S. dollars was $290.3 million at December 31, 2012, and $111.4 million at December 31, 2011.  The hypothetical potential loss in value of the Company’s net investment in foreign entities resulting from a 10% adverse change in foreign currency exchange rates at December 31, 2012, would amount to approximately $29.0 million.

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

Interest Rate Sensitivity
The Company has a $150 million credit facility that has a variable interest rate.  If the credit facility were fully drawn, a change in the interest rate of 100 basis points, or 1%, would change the Company’s interest expense by approximately $1.5 million.  At December 31, 2012, there were no borrowings under the credit facility.

MARKET CONDITIONS AND OUTLOOK
In 2012, Titan experienced higher sales when compared to 2011.  The higher sales were primarily the result of increased demand and price increases in all of the Company's segments, as well as additional sales resulting from the acquisition of Goodyear's Latin American farm tire business and the acquisition of Titan Europe. For 2013, the Company expects overall sales to continue at similar levels.

Energy, raw material and petroleum-based product costs have been volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

The labor agreements for the Company’s Bryan, Ohio and Freeport, Illinois, facilities, and the Des Moines, Iowa facility, expired in November 2010 and November 2012, respectively, for the employees covered by their respective collective bargaining agreements, which account for approximately 46% of the Company’s U.S. employees.  As of December 31, 2012, the employees of these three facilities were working without a contract under the terms of the Company’s latest offer.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were higher in 2012 when compared to 2011.  The addition of Goodyear's Latin American farm tire business, the Titan Europe acquisition, and continued strong demand contributed to the higher sales levels. The increase in the global population and the rising middle class in emerging market countries may help grow future demand.  The gradual increase in the use of biofuels may help sustain future production.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving and mining sales continue to improve, aided by increases in metals, oil and gas prices. Although they may fluctuate in the short-term, in the long-term, these prices are expected to remain at levels that are attractive for continued investment, which should help support future earthmoving and mining sales. The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and the on-going banking and credit issues.  For 2013, the Company expects strong demand to continue, offset by the potential for weaker demand in the European earthmoving/construction market.

CONSUMER MARKET OUTLOOK
Consumer market sales were higher in 2012, when compared to previous years.  The increase in net sales was primarily the result of consumer product sales in Latin America. These sales were previously made under a supply agreement with Goodyear and are now being sold to the end customer after the May 2012 termination of the supply agreement with Goodyear. The twelve months ended December 31, 2012, included twelve months in sales for these products while the twelve months ended December 31, 2011, included only nine months due to the April 1, 2011 acquisition date. Consumer market sales may fluctuate from period to period.

PENSIONS
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries.  These plans are described in Note 25 of the Company’s Notes to Consolidated Financial Statements.

The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors.  Certain of these assumptions are determined by the Company with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends.  These assumptions are reviewed on a regular basis and revised when appropriate.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations.  During the year ended December 31, 2012, the Company contributed cash funds of $6.8 million to the frozen defined benefit pension plans.  Titan expects to contribute approximately $5 million to these frozen defined benefit pension plans during 2013.

Titan’s projected benefit obligation at December 31, 2012, was $139.1 million as compared to $112.0 million at December 31, 2011.  The Company’s defined benefit pension plans were underfunded by $60.9 million at December 31, 2012.  During 2012, the Company recorded net periodic pension expense of $5.8 million.  Accumulated other comprehensive loss recorded for defined benefit pension plans, net of tax, was $35.7 million and $35.0 million at December 31, 2012 and 2011, respectively.  Other comprehensive income (loss) is recorded as a direct charge to stockholders’ equity and does not affect net income.  Titan will be required to record net periodic pension cost in the future; these costs may fluctuate based upon revised assumptions and could negatively affect the Company’s financial position, cash flows and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

Comprehensive Income
In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in the update require an entity to report the effect of significant respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference other disclosures. The amendments in this update are effective prospectively for reporting periods after December 15, 2012. The adoption of this update is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

Management has performed an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, based on criteria described in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2012. Management's evaluation of internal control over financial reporting does not include internal control over financial reporting of Titan National (Australia) Holdings PTY LTD (TNAH), majority interest, acquired August 2, 2012, whose financial statements reflect total assets and revenues constituting 4.4 and 1.6 percent, respectively and Titan Europe Plc, a wholly-owned subsidiary, acquired October 31, 2012, whose financial statements reflect total assets and revenues constituting 37.8 and 5.5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting
There were no material changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
The information required by this item regarding the Company’s directors is incorporated by reference to the Company’s 2013 Proxy Statement under the captions “Election of Directors,” “Directors Continuing in Office,” “Committees and Meetings of the Board of Directors” and “Corporate Governance.”

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

Maurice M. Taylor Jr., 68, has been Chief Executive Officer and a Director of the Company since 1990, when Titan was acquired in a management-led buyout by investors, including Mr. Taylor.  Mr. Taylor served as President of the Company from 1990 to 2005 and was appointed Chairman in 2005.

Paul G. Reitz, 40, joined the Company in July 2010 as Chief Financial Officer.  Before joining Titan, Mr. Reitz was chief accounting officer at Carmike Cinemas, Inc.  Mr. Reitz previously served as Controller at Yellowbook USA Inc. from April 2002 to July 2008.

Michael G. Troyanovich, 55, joined the Company in August 2011 as Assistant General Counsel. Mr. Troyanovich was appointed Secretary in December 2012. Prior to joining Titan, Mr. Troyanovich was President of Kistner Troyanovich and Brady, P.C. from September 2001 until August 2011.

Section 16(a) beneficial ownership reporting compliance
The information required by this item regarding beneficial ownership reporting compliance is incorporated by reference to the Company’s 2013 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s 2013 Proxy Statement under the caption “Compensation of Executive Officers.”

ITEM 12– SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information concerning equity compensation plans, the information required by this item is incorporated by reference to the Company’s 2013 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table provides information about shares of Titan common stock that may be issued under Titan’s equity compensation plans, as of December 31, 2012:

	(i) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(ii) Weighted-average exercise price of outstanding options, warrants and rights	(iii) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i))
Equity compensation plans approved by security holders	1,180,087	(a)	17.85	2,038,034
Equity compensation plans not approved by security holders	—		n/a	—
Total	1,180,087		17.85	2,038,034

(a)	Amount includes outstanding stock options under the Company’s 1994 Non-Employee Director Stock Option Plan and 2005 Equity Incentive Plan.
For additional information regarding the Company’s stock compensation plans, please see Note 26 of the Company’s Notes to Consolidated Financial Statements.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s 2013 Proxy Statement under the caption “Related Party Transactions” and “Corporate Governance” and also appears in Note 30 of the Company’s Notes to Consolidated Financial Statements.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s 2013 Proxy Statement under the caption “Audit and Other Fees.”

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The accompanying Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	February 27, 2013	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2013.

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
Anthony L. Soave

TITAN INTERNATIONAL, INC.
Exhibit Index
Annual Report on Form 10-K

Exhibit No.	DESCRIPTION
3.1 (a)	Amended Restated Articles of Incorporation of the Company
3.2 (b)	Bylaws of the Company
4.1 (c)	Indenture between the Company and U.S. Bank National Association dated December 21, 2009
4.2 (d)	Indenture between the Company and U.S. Bank National Association dated October 1, 2010
10.1 (e)	2005 Equity Incentive Plan as Amended
10.2 (f)	Maurice M. Taylor, Jr. Employment Agreement
10.3 (g)	Maurice M. Taylor, Jr. Employment Agreement Amendment
10.4 (h)	Paul G. Reitz Employment Agreement
10.5 (a)	Trademark License Agreement with The Goodyear Tire & Rubber Company **
10.6 (g)	Wheel Purchase Agreement with Deere & Company – November 2010 **
10.7 (i)	Supply Agreement with Deere & Company – August 2011 **
10.8 (i)	First Amendment to Supply Agreement with Deere & Company – September 2011 **
10.9 (j)	Maurice M. Taylor, Jr. Employment Agreement Amendment
10.10 (k)	Second Amended and Restated Credit Agreement among the Company and Bank of America, N.A. dated as of December 21, 2012
10.11*	Amended and Restated Facility Agreement among Italtractor Operations S.p.A and Intesa Sanpaolo S.p.A dated as of September 2, 2011
10.12*	Amended and Restated Facility Agreement among Italtractor I.T.M. S.p.A and Intesa Sanpaolo S.p.A dated as of September 2, 2011
21*	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith
** Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

(a)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for the quarterly period ended September 30, 2010 (No. 1-12936).

(b)	Incorporated by reference to the same numbered exhibit contained in the Company’s Registration Statement on Form S-4 (No. 33-69228).

(c)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on December 21, 2009 (No. 1-12936).

(d)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed October 5, 2010. (No. 1-12936).

(e)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on March 28, 2011.

(f)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for the quarterly period ended June 30, 2006 (No. 1-12936).

(g)	Incorporated by reference to the same numbered exhibit contained in the Company's Form 10-K for the year ended December 31, 2010 (No 1-12936).

(h)	Incorporated by reference to the same numbered exhibit contained in the Company's Current Report on Form 8-K filed on March 23, 2011 (No 1-12936).

(i)	Incorporated by reference to the same numbered exhibit contained in the Company's Form 10-Q for the quarterly period ended September 30, 2011 (No 1-12936).

(j)	Incorporated by reference to the same numbered exhibit contained in the Company's Current Report on Form 8-K filed on February 15, 2012 (No 1-12936).

(k)	Incorporated by reference to the same numbered exhibit contained in the Company's Current Report on Form 8-K filed on December 21, 2012 (No. 1-12936)

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

The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  The consolidated financial statements as of December 31, 2012, have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and
Shareholders of Titan International, Inc.
We have audited the accompanying consolidated balance sheet of Titan International, Inc. (an Illinois corporation) and its subsidiaries (the Company) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flow for the year then ended In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting (“Management's Report”). Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company's internal control over financial reporting does not include internal control over financial reporting of Titan National (Australia) Holdings PTY LTD (“Titan National”)., majority interest, whose financial statements reflect total assets and revenues constituting 4.4 and 1.6 percent, respectively and Titan Europe Plc, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 37.8 and 5.5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012. As indicated in Management's Report, Titan National was acquired August 2, 2012 and Titan Europe Plc. was acquired October 31, 2012, and therefore, management's assertion on the effectiveness of the Company's internal control over financial reporting excluded internal control over financial reporting of Titan National. and Titan Europe Plc.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titan International Inc. (and subsidiaries) as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.
/s/ Grant Thorton LLP
Chicago, Illinois
February 27, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Titan International, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the two years in the period ended December 31, 2011 present fairly, in all material respects, the financial position of Titan International, Inc. and its subsidiaries at December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2011 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 22, 2012

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
Net sales	$1,820,678	$1,486,998	$881,591
Cost of sales	1,526,539	1,254,890	777,501
Gross profit	294,139	232,108	104,090
Selling, general and administrative expenses	126,157	85,917	57,565
Research and development expenses	7,148	4,228	6,317
Royalty expense	12,260	9,790	9,263
Supply agreement termination income	(26,134)	—	—
Income from operations	174,708	132,173	30,945
Interest expense	(27,658)	(25,259)	(26,667)
Noncash convertible debt conversion charge	—	(16,135)	—
Loss on senior note repurchase	—	—	(14,573)
Noncash Titan Europe Plc gain	26,700	—	—
Other income	6,823	5,116	1,105
Income before income taxes	180,573	95,895	(9,190)
Provision (benefit) for income taxes	86,613	37,759	(3,264)
Net income (loss)	93,960	58,136	(5,926)
Net loss attributable to noncontrolling interests	(1,593)	(16)	—
Net income (loss) attributable to Titan	$95,553	$58,152	$(5,926)

Earnings (loss) per common share:
Basic	$2.20	$1.40	$(.17)
Diluted	$1.83	$1.18	$(.17)
Average common shares and equivalents outstanding:
Basic	43,380	41,657	34,896
Diluted	54,662	53,144	34,896

Dividends declared per common share:	$.02	$.02	$.02

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(All amounts in thousands)

	Year ended December 31,
	2012	2011	2010
Net income (loss)	$93,960	58,136	$(5,926)
Unrealized gain on investments, net of tax of $1,018, $2,208, and $5,683, respectively	1,733	4,009	10,554
Noncash Titan Europe Plc gain, net of tax of $9,492	(17,208)	—	—
Currency translation adjustment, net	(7,262)	(12,833)	—
Pension liability adjustments, net of tax of $207, $4,583, and $(381), respectively	(642)	(7,709)	710
Comprehensive income	70,581	41,603	5,338
Net comprehensive loss attributable to noncontrolling interests	(1,593)	(16)	—
Comprehensive income attributable to Titan	$72,174	$41,619	$5,338

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31,
Assets	2012	2011
Current assets
Cash and cash equivalents	$189,114	$129,170
Accounts receivable (net of allowance of $5,130 and $4,204, respectively)	297,798	189,527
Inventories	366,385	190,872
Deferred income taxes	50,558	26,775
Prepaid and other current assets	75,140	28,249
Total current assets	978,995	564,593
Property, plant and equipment, net	568,344	334,742
Goodwill	24,941	19,841
Deferred income taxes	8,383	—
Other assets	112,444	91,110
Total assets	$1,693,107	$1,010,286
Liabilities and Equity
Current liabilities
Short-term debt	$145,801	$11,723
Accounts payable	180,065	76,574
Other current liabilities	135,835	87,469
Total current liabilities	461,701	175,766
Long-term debt	441,438	317,881
Deferred income taxes	62,259	38,691
Other long-term liabilities	107,096	81,069
Total liabilities	1,072,494	613,407
Commitments and contingencies: Notes 13, 27 and 28
Equity
Titan stockholders' equity
Common stock (no par, 120,000,000 shares authorized, 50,350,048 and 44,092,997 issued, respectively)	—	—
Additional paid-in capital	507,199	380,332
Retained earnings	161,729	67,053
Treasury stock (at cost, 1,787,844 and 1,887,316 shares, respectively)	(16,445)	(17,338)
Treasury stock reserved for deferred compensation	(1,075)	(1,233)
Accumulated other comprehensive loss	(56,954)	(33,575)
Total Titan stockholders’ equity	594,454	395,239
Noncontrolling interests	26,159	1,640
Total equity	620,613	396,879
Total liabilities and equity	$1,693,107	$1,010,286

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for contractual obligations	Accumulated other comprehensive income (loss)	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2010	35,260,941	$299,549	$16,377	$(20,274)	$(5,393)	$(28,306)	$261,953	$—	$261,953
Net loss			(5,926)				(5,926)		(5,926)
Pension liability adjustments, net of tax						710	710		710
Unrealized gain on investment, net of tax						10,554	10,554		10,554
Dividends on common stock			(707)				(707)		(707)
Exercise of stock options	56,250	(220)		505			285		285
Stock-based compensation		201					201		201
Deferred compensation transactions		999			3,476		4,475		4,475
Issuance of treasury stock under 401(k) plan	49,536	41		445			486		486
Balance December 31, 2010	35,366,727	300,570	9,744	(19,324)	(1,917)	(17,042)	272,031	—	272,031
Net income			58,152				58,152	(16)	58,136
Currency translation adjustment						(12,833)	(12,833)		(12,833)
Pension liability adjustments, net of tax						(7,709)	(7,709)		(7,709)
Unrealized gain on investment, net of tax						4,009	4,009		4,009
Dividends on common stock			(843)				(843)		(843)
Note conversion	6,617,709	73,909					73,909		73,909
Exercise of stock options	69,375	(98)		622			524		524
Acquisitions	125,524	1,708		1,127			2,835	1,656	4,491
Stock-based compensation		2,392					2,392		2,392
Tax benefit related to stock-based compensation		706					706		706
Deferred compensation transactions		846			684		1,530		1,530
Issuance of treasury stock under 401(k) plan	26,346	299		237			536		536
Balance December 31, 2011	42,205,681	380,332	67,053	(17,338)	(1,233)	(33,575)	395,239	1,640	396,879
Net income			95,553				95,553	(1,593)	93,960
Currency translation adjustment						(7,262)	(7,262)		(7,262)
Pension liability adjustments, net of tax						(642)	(642)		(642)
Noncash Titan Europe Plc gain, net of tax						(17,208)	(17,208)		(17,208)
Unrealized gain on investment, net of tax						1,733	1,733		1,733
Dividends on common stock			(877)				(877)		(877)
Exercise of stock options	71,910	288		646			934		934
Acquisitions	6,257,051	121,813					121,813	26,341	148,154
Consolidated joint venture							—	(229)	(229)
Stock-based compensation		4,087					4,087		4,087
Tax benefit related to stock-based compensation		184					184		184
Deferred compensation transactions		154			158		312		312
Issuance of treasury stock under 401(k) plan	27,562	341		247			588		588
Balance December 31, 2012	48,562,204	$507,199	$161,729	$(16,445)	$(1,075)	$(56,954)	$594,454	$26,159	$620,613

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
Cash flows from operating activities:	2012	2011	2010
Net income (loss)	$93,960	$58,136	$(5,926)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	54,095	44,908	37,567
Deferred income tax provision	17,170	(449)	(2,080)
Realized gain on investments	—	(1,588)	—
Noncash convertible debt conversion charge	—	16,135	—
Loss on note repurchase	—	—	14,573
Noncash Titan Europe Plc gain	(26,700)	—	—
Supply agreement termination income	(26,134)	—	—
Stock-based compensation	4,087	2,392	201
Excess tax benefit from stock options exercised	(184)	(706)	—
Issuance of treasury stock under 401(k) plan	588	536	486
Gain on acquisition	—	(285)	—
(Increase) decrease in assets:
Accounts receivable	35,839	(105,619)	(21,491)
Inventories	23,917	(55,607)	(8,007)
Prepaid and other current assets	(25,229)	(2,214)	8,614
Other assets	6,987	1,134	91
Increase (decrease) in liabilities:
Accounts payable	(44,542)	44,991	11,035
Other current liabilities	7,839	9,192	11,426
Other liabilities	8,475	(6,530)	4,222
Net cash provided by operating activities	130,168	4,426	50,711
Cash flows from investing activities:
Capital expenditures	(65,740)	(35,744)	(28,854)
Acquisitions, net of cash acquired	780	(99,118)	—
Purchases of marketable securities	—	(30,000)	—
Sales of marketable securities	—	31,586	—
Other	1,066	2,473	106
Net cash used for investing activities	(63,894)	(130,803)	(28,748)
Cash flows from financing activities:
Proceeds from borrowings	8,838	—	200,000
Repurchase of senior unsecured notes	—	(1,064)	(206,166)
Payment on debt	(20,811)	(8,856)	—
Term loan borrowing	8,333	25,879	—
Proceeds from exercise of stock options	934	524	285
Excess tax benefit from stock options exercised	184	706	—
Payment of financing fees	(1,275)	—	(5,057)
Dividends paid	(845)	(809)	(707)
Net cash provided by (used for) financing activities	(4,642)	16,380	(11,645)
Effect of exchange rate changes on cash	(1,688)	(333)	—
Net increase (decrease) in cash and cash equivalents	59,944	(110,330)	10,318
Cash and cash equivalents, beginning of year	129,170	239,500	229,182
Cash and cash equivalents, end of year	$189,114	$129,170	$239,500

Supplemental information:
Interest paid	$27,192	$24,818	$23,694
Income taxes paid	$86,587	$30,807	$192
Noncash investing and financing information:
Issuance of common stock for Titan Europe Plc acquisition	$121,813	$—	$—
Issuance of common stock for convertible debt payment	$—	$73,909	$—

 See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business
Titan International, Inc. and its subsidiaries (Titan or the Company) are leading manufacturers of wheels, tires and undercarriage systems and components for off-highway vehicles used in the agricultural, earthmoving/construction and consumer markets.  Titan manufactures both wheels and tires for the majority of these market applications, allowing the Company to provide the value-added service of delivering complete wheel and tire assemblies.  The Company offers a broad range of products that are manufactured in relatively short production runs to meet the specifications of original equipment manufacturers (OEMs) and/or the requirements of aftermarket customers.

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

Inventories
Inventories are valued at the lower of cost or market.  At December 31, 2012, approximately 16% of the Company's inventories were valued under the last-in, first out (LIFO) method. The majority of steel material inventory and related work-in-process and finished goods are accounted for under the LIFO method.  The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. Market value is estimated based on current selling prices.  Estimated provisions are established for slow-moving and obsolete inventory.

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

Fixed assets
Property, plant and equipment have been recorded at cost.  Depreciation is provided using the straight-line method over the following estimated useful lives of the related assets:

Years
Building and improvements	25 - 40
Machinery and equipment	10 - 20
Tools, dies and molds	4 - 9

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

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 7.875% senior secured notes due 2017 (senior secured notes) and 5.625% convertible senior subordinated notes due 2017 (convertible notes) are carried at cost of $200.0 million and $112.9 million at December 31, 2012, respectively. The fair value of these notes at December 31, 2012, as obtained through independent pricing sources, was approximately $212.5 million for the senior secured notes and approximately $263.6 million for the convertible notes. The increase in the fair value of the convertible notes is due primarily to the increased value of the underlying common stock.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equity method investments
The Company had an equity method investment of $37.1 million in Wheels India Limited as of December 31, 2012, representing a 35.9% ownership. This equity method investment is included in Other Assets in the consolidated balance sheets. The value of this investment based on the December 31, 2012 market price was $53.1 million. The Company assesses the carrying value of its equity method investments whenever events and circumstances indicate that the carrying values may not be recoverable. Investment write-downs, if necessary, are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. These write-downs, if any, are measured as the excess of the carrying value of the asset over the discounted expected future cash flows or the estimated fair value of the asset.

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

Selling, general and administrative expense
Selling, general and administrative (SG&A) expense is comprised primarily of sales commissions, marketing expense, selling and administrative wages, information system costs, legal fees, bank charges, professional fees, depreciation and amortization expense on non-manufacturing assets, and other administrative items.

Research and development expense
Research and development (R&D) expenses are expensed as incurred.  R&D costs were $7.1 million, $4.2 million and $6.3 million for the years of 2012, 2011 and 2010, respectively.  The higher R&D costs recorded during 2012 primarily resulted from increased R&D related to agricultural products.

Advertising
Advertising expenses are included in SG&A expense and are expensed as incurred.  Advertising costs were approximately $2 million for each of the years ended December 31, 2012, 2011 and 2010.

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

Earnings per share
Basic earnings per share (EPS) is computed by dividing consolidated net earnings by the weighted average number of common shares outstanding.  Diluted EPS is computed by dividing adjusted consolidated net earnings by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding.  Potential common shares consist of outstanding options under the Company’s stock compensation plans and the conversion of the Company’s 5.625% convertible senior subordinated notes.

Cash and cash equivalents
The Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents. The cash in the Company's U.S. banks is not fully insured by the Federal Deposit Insurance Corporation. The Company had $84.8 million and $2.9 million of cash in foreign bank accounts at December 31, 2012 and 2011, respectively. The Company's cash in its foreign bank accounts is not insured.

Interest paid
The Company paid $27.2 million, $24.8 million and $23.7 million for interest in 2012, 2011 and 2010, respectively.

Income taxes paid
Titan paid $86.6 million, $30.8 million and $0.2 million for income taxes in 2012, 2011 and 2010, respectively.

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

Stock-based compensation
At December 31, 2012, the Company has one stock-based compensation plan, which is described in Note 26.  Compensation expense for stock-based compensation is recognized over the requisite service period at the estimated fair value of the award at the grant date.  The Company granted 45,000, 492,500, and 494,938 stock options in 2012, 2011 and 2010, respectively. The Company granted 293,000 restricted stock awards in 2012.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently issued accounting standards

Comprehensive Income
In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in the update require an entity to report the effect of significant respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference other disclosures. The amendments in this update are effective prospectively for reporting periods after December 15, 2012. The adoption of this update is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

2. ACQUISITIONS

Acquisition of Planet Corporation Group
On August 2, 2012, Titan purchased a 56% controlling interest in Planet Corporation Group based in Perth, Australia (Planet) for $22.9 million and payment of $10.5 million for Planet's debt. The fair value of the consideration transferred and noncontrolling interests exceeded the fair value of the identified assets acquired less liabilities assumed. Therefore, goodwill of $13.7 million was recorded on the transaction, which is not expected to be deductible for tax purposes. An initial noncontrolling interest of $26.3 million was recorded at the acquisition date. The Company continues to evaluate the preliminary purchase price allocation, primarily the value of certain deferred taxes and goodwill, and may revise the purchase price allocation in future periods as these estimates are finalized.

Acquisition of Titan Europe Plc.
On October 31, 2012, Titan acquired over 97% of the outstanding stock of Titan Europe Plc (Titan Europe) and in December 2012, the remaining 3% interest was acquired. Titan Europe is an international engineering group which designs and manufactures wheels, undercarriage components and assemblies for tracked and wheeled "off-road vehicles". The Titan Europe acquisition allowed the Company to expand its global presence and expand its product line. Prior to the acquisition, Titan held a 21.8% ownership percentage in Titan Europe. Titan Europe shareholders received one share of new Titan common stock for every 11 Titan Europe shares held. A total of 6,257,051 new shares of Titan were issued with a value of $121.8 million. In addition, Titan paid cash of $5.6 million for option payouts and partial shares. Titan's previous investment in Titan Europe had a fair value on the acquisition date of $31.7 million based on Titan Europe's stock price on the AIM market in London. Total consideration including the value of stock issued, cash payments, and the fair value of previously held Titan Europe shares totaled $159.1 million. A gain of $26.7 million was recorded on Titan's previously held interest in Titan Europe which was recorded as Noncash Titan Europe Plc gain in the consolidated statement of operations. This gain was previously recorded in other comprehensive income.

The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values. Inventory was valued using the comparative sales method. Real and personal property was valued at fair value. The Company continues to evaluate the preliminary purchase price allocation, primarily the value of certain deferred taxes and property, plant & equipment, and may revise the purchase price allocation in future periods as these estimates are finalized.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation of the Titan Europe acquisition consisted of the following
(in thousands):

Cash	$39,122
Accounts receivable	128,585
Inventories	178,407
Deferred income taxes - current asset	22,068
Prepaid & other current assets	21,745
Property, plant & equipment	217,309
Investment in Wheels India Limited	36,804
Other assets	8,414
Short term debt	(96,822)
Accounts payable	(142,752)
Other current liabilities	(51,045)
Long term debt	(158,183)
Deferred income taxes - noncurrent liability	(12,636)
Other noncurrent liabilities	(31,874)
Net assets acquired	$159,142

Acquisition of Goodyear's Latin American Farm Tire Business
On April 1, 2011, Titan closed on the acquisition of The Goodyear Tire & Rubber Company's (Goodyear) Latin American farm tire business for approximately $98.6 million U.S. dollars. The transaction includes Goodyear's Sao Paulo, Brazil manufacturing plant, property, equipment; inventories; a licensing agreement that allows Titan to sell Goodyear-brand farm tires in Latin America until 2018; and extends the North American licensing agreement until 2018.
The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values. Inventory was valued using the comparative sales method. Real and personal property was valued at fair value. The excess of the purchase price over the identifiable assets acquired and liabilities assumed was reflected as goodwill. The goodwill was allocated to the agricultural segment and is not expected to be deductible for tax purposes.
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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation has changed from that reported in the Form 10-K for the year ended December 31, 2011. In the first quarter of 2012, after filing the Form 10-K for the year ended December 31, 2011, Titan became aware of information related to the classification of the Latin American business for US tax purposes. In the second quarter of 2012, Titan became aware of additional information related to this acquisition. As a result of this information, which was available at the time of acquisition, Titan concluded that there were errors in the original accounting for the acquisition. Titan has concluded that the impact of these errors is immaterial to the consolidated financial statements for the years ended December 31, 2012 and 2011, and therefore the correction of these errors were recorded as of January 1, 2012. The correction of these errors impacted the following areas: an increase in current deferred income tax asset of $2.9 million, a decrease in goodwill of $8.4 million, and a decrease in noncurrent deferred income tax liability of $5.5 million. As a result of currency exchange rate differences, the January 1, 2012 recorded decrease in goodwill was $7.3 million, with a $1.1 million offset in currency translation adjustment.

Pro forma financial information
The following unaudited pro forma financial information gives effect to the acquisition of Titan Europe Plc and Goodyear's Latin American farm tire business as if the acquisitions had taken place on January 1, 2011. The pro forma financial information for Titan Europe Plc was derived from the historical accounting records of Titan Europe. The Titan Europe results were adjusted for US GAAP differences and to reflect additional depreciation. The pro forma financial information for the Sao Paulo, Brazil manufacturing facility was derived from The Goodyear Tire & Rubber Company's historical accounting records. These amounts have been calculated by adjusting the historical results of the Sao Paulo, Brazil facility to reflect the additional depreciation and the amortization of the prepaid royalty discount and supply agreement liability assuming the fair value adjustments had taken place.

Pro forma financial information is as follows (in thousands, except per share data):

	2012	2011
Net sales	$2,423,724	$2,295,791
Net income	75,228	92,278
Net income attributable to Titan	76,821	92,294
Basic earnings per share	$1.55	$1.93
Diluted earnings per share	1.32	1.63

The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2011, nor is it necessarily indicative of Titan's future consolidated results of operations or financial position.

3. ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2012 and 2011, consisted of the following (amounts in thousands):

	2012	2011
Accounts receivable	$302,928	$193,731
Allowance for doubtful accounts	(5,130)	(4,204)
Accounts receivable, net	$297,798	$189,527

The Company has a receivable factoring facility at an Italian subsidiary. At December 31, 2012, the amount available and utilized under this facility were $14.5 million and $4.9 million, respectively. The amount utilized is included in accounts receivable and other current liabilities.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVENTORIES

Inventories at December 31, 2012 and 2011, consisted of the following (amounts in thousands):

	2012	2011
Raw material	$153,308	$97,257
Work-in-process	69,030	31,141
Finished goods	154,785	75,137
	377,123	203,535
Adjustment to LIFO basis	(10,738)	(12,663)
	$366,385	$190,872

If the Company were to liquidate the December 31, 2012 balance of LIFO basis inventory, it would pay tax of $4.7 million.

5. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2012 and 2011, consisted of the following (amounts in thousands):

	2012	2011
Prepaid supplies	$26,616	$17,413
Prepaid income taxes	15,298	—
Prepaid deposits	8,824	1,460
Prepaid royalty	4,985	4,299
Value added tax	4,114	—
Prepaid insurance	4,576	71
Other	10,727	5,006
	$75,140	$28,249

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2012 and 2011, consisted of the following (amounts in thousands):

	2012	2011
Land and improvements	$66,012	$20,330
Buildings and improvements	192,135	121,847
Machinery and equipment	555,261	456,236
Tools, dies and molds	117,341	88,676
Construction-in-process	49,136	14,606
	979,885	701,695
Less accumulated depreciation	(411,541)	(366,953)
	$568,344	$334,742

Depreciation related to property, plant and equipment for the years 2012, 2011 and 2010 totaled $51.1 million, $43.1 million, and $35.2 million, respectively.

Included in the total of building and improvements are capital leases of $4.5 million at December 31, 2012. Included in the total of machinery and equipment are capital leases of $36.0 million at December 31, 2012.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INVESTMENT IN TITAN EUROPE

Investment in Titan Europe Plc at December 31, 2012 and 2011, consisted of the following (amounts in thousands):

	2012	2011
Investment in Titan Europe Plc	$—	$28,998

At December 31, 2011, the Company held a 21.8% ownership interest in Titan Europe Plc, which was previously traded on the AIM market in London, England. The investment was accounted for as an available-for-sale security and included as a component of other assets on the Consolidated Balance Sheet. During 2012, Titan acquired 100% of the outstanding stock of Titan Europe Plc (Titan Europe). Titan Europe is now consolidated into the Company's results. See Note 2 for additional information.

8. OTHER ASSETS

Other assets at December 31, 2012 and 2011, consisted of the following (amounts in thousands):

	2012	2011
Investment in Wheels India Limited	$37,115	$—
Prepaid royalty	28,089	33,800
Amortizable intangibles	21,208	—
Investments for contractual obligations	7,408	12,395
Deferred financing costs	6,786	7,074
Investment in Titan Europe Plc	—	28,998
Other	11,838	8,843
	$112,444	$91,110

The investments for contractual obligations are being treated as trading securities.

9. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by reporting units for the two years ended December 31, 2012, were as follows (amounts in thousands):

	Agricultural Segment	Earthmoving/ Construction Segment	Consumer Segment	Total
Balance at January 1, 2011	$—	$—	$—	$—
Acquisitions	22,896	—	—	22,896
Foreign currency translation	(3,055)	—	—	(3,055)
Balance at December 31, 2011	19,841	—	—	19,841
Acquisitions	—	13,653	—	13,653
Acquisition adjustment	(7,289)	—	—	(7,289)
Foreign currency translation	(1,030)	(234)	—	(1,264)
Balance at December 31, 2012	$11,522	$13,419	$—	$24,941

The Company's agricultural segment goodwill balance is related to the acquisition of Goodyear's Latin American farm tire business which included the Sao Paulo, Brazil manufacturing facility. The Company's earthmoving/construction goodwill balance is related to the acquisition of Planet Group in August 2012.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews goodwill for impairment during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  At the time of the review, the Company determines if it will first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. For December 31, 2012, the Company used a qualitative assessment for the earthmoving/construction goodwill related to the Company's acquisition of Planet Group in August 2012. The Company assessed various qualitative factors including the Australian economy, the earthmoving/construction equipment market and the 2012 performance of the Brazilian manufacturing facility. Based on the review, the Company determined the two-step goodwill impairment test was not required.

When the two-step goodwill impairment test is performed, the Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the reporting unit to which the goodwill relates and using an earnings before interest, taxes, depreciation, and amortization (EBITDA) multiple approach.  In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends and economic conditions.  When the Company’s estimated fair value of the reporting unit is less than the carrying value, a second step of the impairment analysis is performed.  In this second step, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss. For December 31, 2012, the Company used the two-step goodwill impairment test for the agricultural segment goodwill related to the acquisition of the Latin American farm tire business. No impairment was identified.

The components of intangible assets for the two years ended December 31, 2012, were as follows (amounts in thousands):

	Weighted- Average Useful Lives (in Years)	2012	2011
Amortizable intangible assets:
Customer relationships	14.5	19,357	686
Patents, trademarks and other	2.7	3,658	639
Total at cost		23,015	1,325
Less accumulated amortization		(1,807)	(688)
		21,208	637

Amortization related to intangible assets for the years 2012, 2011, and 2010 totaled $1.1 million, $0.1 million, and $0.1 million, respectively.

10. OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2012 and 2011,  consisted of the following (amounts in thousands):

	2012	2011
Wages and commissions	$35,201	$12,168
Warranty	27,482	17,659
Accounts receivable factoring	8,513	—
Accrued interest	6,883	7,091
Insurance	5,549	5,047
CEO and management incentive compensation	4,194	6,638
Supply agreement liability	—	15,578
Other	48,013	23,288
	$135,835	$87,469

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. WARRANTY COSTS

Changes in the warranty liability consisted of the following (amounts in thousands):

	2012	2011
Warranty liability, January 1	$17,659	$12,471
Acquisitions	2,496	—
Provision for warranty liabilities	33,701	27,127
Warranty payments made	(26,374)	(21,939)
Warranty liability, December 31	$27,482	$17,659

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

12. OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2012 and 2011, consisted of the following (amounts in thousands):

	2012	2011
Accrued pension liabilities	$61,477	$43,400
Accrued employment liabilities	18,276	14,656
Income tax liabilities	13,779	—
Derivative financial instruments	5,784	—
Supply agreement liability	—	19,470
Other	7,780	3,543
	$107,096	$81,069

13. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt at December 31, 2012 and 2011, consisted of the following (amounts in thousands):

	2012	2011
European credit facilities	$202,097	$—
7.875% senior secured notes due 2017	200,000	200,000
5.625% convertible senior subordinated notes due 2017	112,881	112,881
Other debt	69,151	16,723
Capital leases	3,110	—
	587,239	329,604
Less amounts due within one year	145,801	11,723
	$441,438	$317,881

Aggregate maturities of long-term debt are as follows (amounts in thousands):

2013	$145,801
2014	52,187
2015	44,319
2016	28,567
2017	314,643
Thereafter	1,722
$587,239

European credit facilities
European credit facilities consisted of various borrowings from Accordo Quadro, Intesa Sanpaolo S.p.A and Unicredit Corporate Banking S.p.A, totaling $202.1 million at December 31, 2012. Maturity dates on this debt range from less than one year to twelve years and interest rates range from 5% to 6.9%. The European facilities are secured by the shares and assets of select European subsidiaries. The Company’s European credit facilities contain various covenants.  These covenants are tested on six month intervals and the Company would be noncompliant if the covenants were not met for two successive six month periods. The Company did not meet certain financial covenants at December 31, 2012. The Company was in compliance with these covenants as of December 31, 2012, as this was the first period for not meeting covenants.

7.875% senior secured notes due 2017
The Company’s 7.875% senior secured notes (senior secured notes) are due October 2017.  These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport and Titan Wheel Corporation of Illinois.  The Company’s senior secured notes outstanding balance was $200.0 million at December 31, 2012.

5.625% convertible senior subordinated notes due 2017
The Company’s 5.625% convertible senior subordinated notes (convertible notes) are due January 2017.   The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The Company’s convertible notes balance was $112.9 million at December 31, 2012.

Revolving credit facility
The Company’s $150 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a December 2017 termination date and is collateralized by the accounts receivable and inventory of Titan and certain of its domestic subsidiaries.  During 2012 and at December 31, 2012, there were no borrowings under the credit facility.

In December 2012, Titan amended its credit facility with Bank of America, N.A. The amendment extended the credit facility termination date to December 2017 from the previous January 2014 date. The amendment also increased the revolving commitment to $150 million from $100 million, reallocated the lender commitments and made other changes to the terms of the agreement.

Other debt
Brazil Term Loan
In May 2011, the Company entered into a two-year, unsecured $10.0 million Term Loan with Bank of America, N.A. (BoA Term Loan) to provide working capital for the Sao Paulo, Brazil manufacturing facility. Borrowings under the BoA Term Loan bear interest at a rate equal to London Interbank Offered Rate (LIBOR) plus 200 basis points. The BoA Term Loan shall be a minimum of $5.0 million with the option for an additional $5.0 million loan for a maximum of $10.0 million. The BoA Term Loan is due May 2013. The Company entered into an interest rate swap agreement and cross currency swap transaction with Bank of America Merrill Lynch Banco Multiplo S.A. that is designed to convert the outstanding $5.0 million US Dollar based LIBOR loan to a Brazilian Real based Certificate of Deposit Interbank (CDI) loan. See Note 14 for additional information. As of December 31, 2012, the Company had $5.0 million outstanding on this loan and the interest rate including the effect of the swap agreement was approximately 9%.

Brazil Revolving Line of Credit
The Company's wholly-owned Brazilian subsidiary, Titan Pneus Do Brasil Ltda ("Titan Brazil"), has a revolving line of credit (Brazil line of credit) established with Bank of America Merrill Lynch Banco Multiplo S.A. in May 2011. Titan Brazil could borrow up to 16.0 million Brazilian Reais, which equates to approximately $7.8 million dollars as of December 31, 2012, for working capital purposes. Under the terms of the Brazil line of credit, borrowings, if any, bear interest at a rate of LIBOR plus 247 basis points. At December 31, 2012 there were no borrowings outstanding on this line of credit.

Australia Other Debt
Titan National Australia Holdings has capital leases totaling $1.5 million at December 31, 2012.

Titan Europe Other Debt
Titan Europe has overdraft facilities totaling $62.7 million at December 31, 2012.

Titan Europe Capital Leases
Titan Europe has capital lease obligations totaling $3.1 million at December 31, 2012.

14. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in the interest rate and foreign currency exchange rate in Brazil. The Company uses these derivate instruments to hedge exposure in the ordinary course of business and does not invest in derivative instruments for speculative purposes. In order to reduce interest rate and foreign currency risk on the BoA Term Loan, the Company entered into an interest rate swap agreement and cross currency swap transactions with Bank of America Merrill Lynch Banco Multiplo S.A. that are designed to convert the outstanding $5.0 million US Dollar based LIBOR loan to a Brazilian Real based CDI loan. The Company has not designated this agreement as a hedging instrument. Changes in the fair value of the cross currency swap are recorded in other income (expense) and changes in the fair value of the interest rate swap agreement are recorded as interest expense (or gain as an offset to interest expense). For the year ended December 31, 2012, the Company recorded $0.0 million of other expense and $0.4 million of interest expense related to this derivative.

The Company also uses derivative financial instruments to manage its exposure to market risks from changes in interest and foreign exchange rates in Europe. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is taken to other income (expense). For the year ended December 31, 2012, the Company recorded $(0.2) million of other expense related to these derivatives.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Unrealized Gain (Loss) on Investments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2011	$(1,183)	$11,469	$(27,328)	$(17,042)
Currency translation adjustments	(12,833)	—	—	(12,833)
Unrealized gain on investments, net of tax of $2,208	—	4,009	—	4,009
Defined benefit pension plan entries:
Unrecognized prior service cost, net of tax of $(52)	—	—	84	84
Unrecognized net loss, net of tax of $4,614	—	—	(7,758)	(7,758)
Unrecognized deferred tax liability, net of tax of $21	—	—	(35)	(35)
Balance at December 31, 2011	(14,016)	15,478	(35,037)	(33,575)
Currency translation adjustments	(7,262)	—	—	(7,262)
Unrealized gain on investments, net of tax of $1,018	—	1,733	—	1,733
Noncash Titan Europe Plc gain, net of tax of $9,492	—	(17,208)	—	(17,208)
Defined benefit pension plan entries:
Unrecognized prior service cost, net of tax of $(51)	—	—	86	86
Unrecognized net loss, net of tax of $258	—	—	(728)	(728)
Balance at December 31, 2012	$(21,278)	$3	$(35,679)	$(56,954)

16. STOCKHOLDERS’ EQUITY

The Company is authorized by the Board of Directors to repurchase up to 2.5 million common shares subject to debt agreement covenants.  The Company repurchased no Titan common shares in 2012, 2011, or 2010.  The Company has no plans at this time to repurchase any Titan common stock.  Titan paid cash dividends of $.02 per share of common stock for 2012, 2011, and 2010.  Dividends declared totaled $0.9 million, $0.8 million and $0.7 million for 2012, 2011 and 2010, respectively.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis consisted of the following (amounts in thousands):

	December 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Investment in Titan Europe Plc (a)	$—	$—	$—	$—	$28,998	$28,998	$—	$—
Contractual obligation investments	7,408	7,408			12,395	12,395
Interest rate swap	1,048	—	1,048	—	634	—	634	—
Preferred stock	250	—	—	250	1,000	—	—	1,000
Derivative financial instruments liability	(7,376)	—	(7,376)	—	—	—	—	—
Total	$1,330	$7,408	$(6,328)	$250	$43,027	$41,393	$634	$1,000

(a) The fair value for the December 31, 2011 period presented has been decreased by cumulative translation adjustment of $1.2 million, which relates to the Company's Titan Europe Plc ownership in 2005 and before.

The following table presents the changes during the periods presented in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2011	$1,000
Change in preferred stock investment	(750)
Total realized and unrealized gains and losses	—
Balance as of December 31, 2012	$250

18. ROYALTY EXPENSE

The Company has a trademark license agreement with Goodyear to manufacture and sell certain tires in North America and Latin America under the Goodyear name.  The North American and Latin American farm tire royalties were prepaid for seven years as a part of the 2011 Goodyear Latin American farm tire acquisition. In May 2012, the Company and Goodyear entered into an agreement under which Titan will sell certain non-farm tire products directly to third party customers and pay a royalty to Goodyear. Royalty expenses recorded for the years ended December 31, 2012, 2011 and 2010, were $12.3 million, $9.8 million and $9.3 million, respectively.

19. SUPPLY AGREEMENT TERMINATION INCOME

Supply agreement termination income consisted of the following (amounts in thousands):

	2012	2011	2010
Supply agreement termination income	$26,134	$—	$—

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. NONCASH CONVERTIBLE DEBT CONVERSION CHARGE

Noncash convertible debt conversion charge consisted of the following (amounts in thousands):

	2012	2011	2010
Noncash convertible debt conversion charge	$—	$(16,135)	$—

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

21. LOSS ON NOTE REPURCHASE

Loss on note repurchase consisted of the following (amounts in thousands):

	2012	2011	2010
Loss on note repurchase	$—	$—	$(14,573)

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

22. NONCASH TITAN EUROPE PLC GAIN

Noncash Titan Europe Plc gain consisted of the following (amounts in thousands):

	2012	2011	2010
Noncash Titan Europe Plc gain	$26,700	$—	$—

In the fourth quarter of 2012, the Company acquired Titan Europe Plc. Prior to the acquisition, Titan held a 21.8% ownership percentage in Titan Europe, which had a fair value on the acquisition date of $31.7 million. As a result of recording the fair value of the investment on the acquisition date, a gain of $26.7 million was recorded on Titan's previously held interest in Titan Europe. This gain was previously recorded in other comprehensive income.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. OTHER INCOME, NET

Other income consisted of the following (amounts in thousands):

	2012	2011	2010
Discount amortization on prepaid royalty	$3,736	$3,149	$—
Investment gain (loss) related to contractual obligations	1,022	(302)	824
Interest income	859	556	394
Building rental income	710	—	—
Wheels India Limited equity income	401	—	—
Investment gain on marketable securities	—	1,588	—
Gain on purchase transaction	—	285	—
Other income (expense)	95	(160)	(113)
	$6,823	$5,116	$1,105

24. INCOME TAXES

Income (loss) before income taxes, consisted of the following (amounts in thousands):

	2012	2011	2010
Domestic	$167,008	$82,282	$(9,148)
Foreign	13,565	13,613	(42)
	$180,573	$95,895	$(9,190)

The income tax provision (benefit) was as follows (amounts in thousands):

	2012	2011	2010
Current
Federal	$47,616	$32,140	$(853)
State	13,537	3,271	(331)
Foreign	8,290	2,797	—
	69,443	38,208	(1,184)
Deferred
Federal	14,179	(1,904)	(2,531)
State	1,235	(357)	451
Foreign	1,756	1,812	—
	17,170	(449)	(2,080)
Income tax provision (benefit)	$86,613	$37,759	$(3,264)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) as a result of the following:

	2012	2011	2010
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Unrecognized tax positions	3.7	—	—
Tax impact of foreign income	6.4	(0.2)	(0.2)
State taxes, net	2.7	1.9	(0.7)
Domestic production exemption	(3.3)	(3.9)	—
Debt conversion expense	—	6.9	—
Section 162m limitation	2.6	—	—
Write off of Titan Europe deferred tax asset	2.1	—	—
Other, net	(1.2)	(0.3)	1.4
Effective tax rate	48.0%	39.4%	35.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011, are as follows (amounts in thousands):

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$37,519	$815
Pension	14,684	15,412
Unrealized loss on investments	—	5,118
Inventory	3,412	6,621
Warranty	9,723	6,707
Employee benefits and related costs	11,319	4,259
Allowance for bad debts	3,335	3,147
Prepaid royalties	7,053	1,642
Reserves, other	3,988	—
Fixed assets	8,418	—
Other	14,370	6,425
Deferred tax assets	113,821	50,146
Deferred tax liabilities:
Fixed assets	(82,400)	(62,062)
Intangible Assets	(6,225)	—
Other	(8,006)	—
Deferred tax liabilities	(96,631)	(62,062)
Subtotal	17,190	(11,916)
Valuation allowance	(23,691)	—
Net deferred tax asset	$(6,501)	$(11,916)

As of December 31, 2012 and 2011 certain tax loss carryforwards of $37.5 million and $0.8 million are available with $0.5 million expiring from 2013 through 2017 and $37.0 million expiring after 2017. A valuation allowance of $23.7 million and $0.0 million at December 31, 2012 and 2011 was established to offset the net operating loss carryforwards due to uncertainty of future income in the relevant taxing jurisdictions. The valuation allowance was set up as part of acquisition accounting.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income includes a $26.7 million gain formerly recorded to other comprehensive income related to the value of the investment in Titan Europe. A related income tax expense of $10.2 million was included in total tax expense. Further, since Titan Europe is now wholly owned and consolidated, the remaining deferred tax asset of $3.7 million relating to the book versus tax basis difference in the stock is written off in 2012 and included in income tax expense.

At December 31, 2012, U.S. income taxes have not been provided on approximately $2.9 million of unremitted earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to the Company or a U.S. affiliate, or if the Company were to sell its stock in the subsidiaries. The amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is insignificant.

The Company has applied the provisions of ASC 740, “Income Taxes” related to unrecognized tax benefits. No adjustment was made to retained earnings in adopting these provisions in 2007. At December 31, 2012, 2011, and 2010, the unrecognized tax benefits were $14.3 million, $0.0 million, and $0.0 million respectively. As of December 31, 2012, $11.5 million of unrecognized tax benefits would affect income tax expense if the tax benefits were recognized. The Company recorded $4.6 million of potential exposures as part of acquisition accounting and the majority of the remaining increase in unrecognized tax benefits related to potential state tax exposures. Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is unlikely that the Company’s gross unrecognized tax benefits balance will change significantly within the next twelve months.

Titan has identified the United States, the State of Illinois, Italy, United Kingdom, and Brazil as “major” tax jurisdictions. The Company is subject to U.S. Federal tax examinations for years 2009 to 2012. Various state and foreign income tax returns are also subject to examination. Generally, tax years 2009 and forward remain open under state statutes of limitations and tax years 2007 and forward remain open under foreign statutes of limitations.

A reconciliation of the total amounts of unrecognized tax benefits at December 31 were as follows (amounts in thousands):

	2012	2011	2010
Balance at January 1	—	—	—
Increases to tax positions taken during the current year	6,050	—	—
Increases to tax positions taken during the prior years	5,822	—	—
Balance at December 31	11,872	—	—

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties related to unrecognized tax benefits recorded in income tax expense was $2.4 million, $0.0 million and $0.0 million at December 31, 2012, 2011 and 2010. The amount of accrued interest and penalties included in the unrecognized tax benefits at December 31, 2012, 2011 and 2010 was $2.4 million, $0.0 million, and $0.0 million, respectively.

25. EMPLOYEE BENEFIT PLANS

Pension plans
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company’s policy is to fund pension costs as required by law, which is consistent with the funding requirements of federal laws and regulations. Certain foreign subsidiaries maintain unfunded pension plans consistent with local practices and requirements.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheet of the defined benefit pension plans as of December 31, 2012 and 2011 (amounts in thousands):

Change in benefit obligation:	2012	2011
Benefit obligation at beginning of year	$111,955	$98,831
Acquisition	20,258	4,869
Service cost	380	264
Interest cost	5,082	5,467
Actuarial (gain) loss	9,689	11,497
Benefits paid	(8,184)	(8,341)
Foreign currency translation	(76)	(632)
Benefit obligation at end of year	$139,104	$111,955
Change in plan assets:
Fair value of plan assets at beginning of year	$69,097	$73,156
Acquisition	1,797	—
Actual return on plan assets	8,574	637
Employer contributions	6,845	3,645
Benefits paid	(8,184)	(8,341)
Foreign currency translation	39	—
Fair value of plan assets at end of year	$78,168	$69,097
Unfunded status at end of year	$(60,936)	$(42,858)
Amounts recognized in consolidated balance sheet:
Noncurrent assets	$541	$542
Noncurrent liabilities	(61,477)	(43,400)
Net amount recognized in the consolidated balance sheet	$(60,936)	$(42,858)

The pension benefit obligation included $111.7 million of pension benefit obligation for the three frozen plans in the U.S. and $27.4 million of pension benefit obligation for plans at foreign subsidiaries. The fair value of plan assets included $76.3 million of plan assets for the three frozen plans in the U.S. and $1.8 million of plan assets for foreign plans.

Amounts recognized in accumulated other comprehensive loss:
	2012	2011
Unrecognized prior service cost	$(891)	$(1,028)
Unrecognized net loss	(56,382)	(55,396)
Deferred tax effect of unrecognized items	21,594	21,387
Net amount recognized in accumulated other comprehensive loss	$(35,679)	$(35,037)

The weighted-average assumptions used in the actuarial computation that derived the benefit obligations at December 31 were as follows:	2012	2011
Discount rate	4.2%	4.6%
Expected long-term return on plan assets	7.4%	7.5%

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the components of net periodic pension cost for the plans, settlement cost and the assumptions used in the measurement of the Company’s benefit obligation for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net periodic benefit cost:	2012	2011	2010
Service cost	$380	$264	$—
Interest cost	5,082	5,467	5,200
Assumed return on assets	(5,022)	(5,258)	(4,911)
Amortization of unrecognized prior service cost	137	137	137
Amortization of unrecognized deferred taxes	—	(56)	(56)
Amortization of net unrecognized loss	5,195	3,745	3,628
Net periodic pension cost	$5,772	$4,299	$3,998

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $5.2 million and $0.1 million, respectively.

The weighted-average assumptions used in the actuarial computation that derived net periodic pension cost for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Discount rate	4.3%	5.3%	5.8%
Expected long-term return on plan assets	7.5%	7.5%	7.5%

The allocation of the fair value of plan assets was as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2012	2011	2013
U.S. equities (a)	59%	60%	40% - 80%
Fixed income	24%	24%	20% - 50%
Cash and cash equivalents	8%	7%	0% - 20%
International equities (a)	9%	9%	0% - 16%
	100%	100%

(a)	Total equities may not exceed 80% of total plan assets.

The majority of the Company's foreign plans do not have plan assets. The one foreign plan which has plan assets holds these plan assets in an insurance fund.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the plan assets by asset categories at December 31, 2012 was as follows (amounts in thousands):

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Money market funds	$5,866	$5,866	$—	$—
Domestic common stock	30,873	30,873	—	—
Foreign common stock	3,441	3,441	—	—
Corporate bonds	3,284	3,284	—	—
Foreign bonds	531	—	531	—
U.S. government securities	280	280	—	—
Mutual funds	1,109	1,109	—	—
Insurance fund	1,839	—	1,839	—
Common / collective trusts	30,945	—	30,945	—
Totals	$78,168	$44,853	$33,315	$—

The fair value of the plan assets by asset categories at December 31, 2011 was as follows (amounts in thousands):

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Money market funds	$4,659	$4,659	$—	$—
Domestic common stock	28,123	28,123	—	—
Foreign common stock	3,847	3,847	—	—
Corporate bonds	2,439	2,439	—	—
Foreign bonds	510	—	510	—
U.S. government securities	299	299	—	—
Mortgage-backed securities	—	—	—	—
Mutual funds	949	949	—	—
Common / collective trusts	28,271	—	28,271	—
Totals	$69,097	$40,316	$28,781	$—

The Company invests in a diversified portfolio consisting of an array of asset classes in an attempt to maximize returns while minimizing risk.  These asset classes include U.S. equities, fixed income, cash and cash equivalents, and international equities.  The investment objectives are to provide for the growth and preservation of plan assets on a long-term basis through investments in: (i) investment grade securities that provide investment returns that meet or exceed the Standard & Poor’s 500 Index and (ii) investment grade fixed income securities that provide investment returns that meet or exceed the Barclays Capital Aggregate Bond Index.  The U.S. equities asset category included the Company’s common stock in the amount of $3.7 million (approximately five percent of total plan assets) at December 31, 2012, and $3.3 million (approximately five percent of total plan assets) at December 31, 2011.

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

Although the 2013 minimum pension funding calculations are not finalized, the Company estimates those funding requirements will be approximately $5 million.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Projected benefit payments from the plans as of December 31, 2012, are estimated as follows (amounts in thousands):

2013	$9,492
2014	9,982
2015	9,717
2016	10,149
2017	9,576
2018-2022	48,963

401(k)/Defined contribution plans
The Company sponsors four 401(k) retirement savings plans in the U.S. and a number of defined contribution plans at foreign subsidiaries.  One U.S. plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement.  Titan provides a 25% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan.  The Company issued 27,562 shares, 26,346 shares and 49,536 shares of treasury stock in connection with this 401(k) plan during 2012, 2011 and 2010, respectively.  Expenses to the Company related to this common stock matching contribution were $0.6 million, $0.5 million and $0.5 million for 2012, 2011 and 2010. The other three U.S. 401(k) plans are for employees covered by collective bargaining agreements and do not include a Company matching contribution. Expenses related to foreign defined contribution plans were $0.8 million for 2012.

26. STOCK COMPENSATION

The Company accounts for stock compensation using ASC 718 Compensation – Stock Compensation.  The Company recorded stock compensation of $4.1 million, $2.4 million and $0.2 million in 2012, 2011 and 2010, respectively.  The Company granted 45,000 stock options, 492,500 stock options and 494,938 stock options in 2012, 2011 and 2010, respectively. Options to the Board of Directors vest immediately and options to employees vest over three years. All options expire 10 years from the grant date. The Company granted 293,000 restricted stock awards in 2012 and no restricted stock awards in 2011 or 2010. The restricted stock awards vest over four years.

2005 Equity Incentive Plan
The Company adopted the 2005 Equity Incentive Plan to provide stock compensation as a means of attracting and retaining qualified independent directors and employees for the Company.  A total of 2.0 million shares are available for future issuance under the equity incentive plan.  The exercise price of stock options may not be less than the fair market value of the common stock on the date of the grant.  The vesting and term of each option is set by the Board of Directors.  The Company granted 45,000 stock options under this plan in 2012, 492,500 stock options under this plan in 2011, and 494,938 stock options under this plan in 2010. The Company granted 293,000 restricted stock awards under this plan in 2012.

Stock Options
The following is a summary of activity in stock options for 2012:

	Shares Subject to Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2011	1,234,051	$17.40
Granted	45,000	23.39
Exercised	(71,910)	12.99
Forfeited/Expired	(27,054)	19.75
Outstanding, December 31, 2012	1,180,087	17.85	7.25	$4,895
Exercisable, December 31, 2012	780,793	16.97	6.57	$4,032

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of options exercised in 2012 was $1.0 million.  Cash received from the exercise of stock options was $0.9 million for 2012.  Tax benefit realized for the tax deductions from stock options exercised was $0.4 million for 2012.  The weighted-average per share estimated grant date fair value of options issued in 2012 was $13.39.  Pre-tax unrecognized compensation expense for stock options was $4.4 million at December 31, 2012, and will be recognized as expense over a weighted-average period of 1.7 years.

The total intrinsic value of options exercised in 2011 was $1.3 million.  Cash received from the exercise of stock options was $0.5 million for 2011.  Tax benefit realized for the tax deductions from stock options exercised was $0.7 million in 2011. The weighted-average per share estimated grant date fair value of options issued in 2011 was $13.30.

The total intrinsic value of options exercised in 2010 was $0.4 million.  Cash received from the exercise of stock options was $0.3 million for 2010.  The weighted-average per share estimated grant date fair value of options issued in 2010 was $8.65. There was no tax benefit realized for the tax deductions from stock options exercised for 2010.

The Company currently uses treasury shares to satisfy any stock option exercises.  At December 31, 2012, the Company had 1.8 million shares of treasury stock.

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

Weighted average assumptions used for stock options issued in 2012, 2011 and 2010:

	2012	2011	2010
Expected life (in years)	6.0	6.0	6.1
Expected volatility	67.0%	65.8%	55.5%
Expected dividends	0.1%	0.1%	—
Risk-free interest rate	0.93%	1.21%	1.82%

Restricted Stock

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	—	—
Granted	293,000	20.83
Vested	—	—
Forfeited/Expired	—	—
Unvested at December 31, 2012	293,000	20.83

Pre-tax unrecognized compensation expense for unvested restricted stock was 6.0 million at December 31, 2012, and will be recognized as an expense over a weighted-average period of 3.9 years.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27. LITIGATION

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

28. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.  Total rental expense was $2.2 million, $1.5 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, future minimum rental commitments under noncancellable operating leases with initial or remaining terms in excess of one year are as follows (amounts in thousands):

2013	$6,659
2014	5,015
2015	3,833
2016	3,848
2017	2,354
Thereafter	3,876
Total future minimum lease payments	$25,585

At December 31, 2012, the Company had $9.4 million of assets held as finance leases included in property, plant and equipment. Total future capital lease obligations relating to these finance leases are as follows (amounts in thousands):

2013	$1,443
2014	845
2015	613
2016	165
2017	42
Thereafter	2
Total future capital lease obligation payments	3,110
Less amount representing interest	(127)
Present value of future capital lease obligation payments	$2,983

29. CONCENTRATION OF CREDIT RISK

Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction and consumer markets represented 19% of the Company’s consolidated revenues for the year ended December 31, 2012, 18% of the Company’s consolidated revenues for the year ended December 31, 2011, and 26% of the Company’s consolidated revenues for the year ended December 31, 2010.  Net sales to CNH Global N.V. in Titan’s three markets represented 10% of the Company’s consolidated revenues for the year ended December 31, 2012, 11% of the Company’s consolidated revenues for the year ended December 31, 2011, and 15% of the Company’s consolidated revenues for the year ended December 31, 2010.  No other customer accounted for more than 10% of Titan’s net sales in 2012, 2011 or 2010.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the chief executive officer of the Company.  The related party is Mr. Fred Taylor and is Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blackstone OTR, LLC; FBT Enterprises; and OTR Wheel Engineering.  During 2012, 2011 and 2010, sales of Titan product to these companies were approximately $2.1 million, $2.6 million and $1.9 million, respectively.  Titan had trade receivables due from these companies of approximately $0.2 million at December 31, 2012, and approximately $0.0 million at December 31, 2011.  On other sales referred to Titan from these manufacturing representative companies, commissions were approximately $2.8 million, $2.3 million and $1.6 million during 2012, 2011 and 2010, respectively.

The Company has a 35.9% equity stake in Wheels India Limited, a company incorporated in India and listed on the National Stock Exchange in India. The Company had trade payables due to Wheels India of approximately $0.4 million at December 31, 2012.

31. SEGMENT AND GEOGRAPHICAL INFORMATION

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

Titan is organized primarily on the basis of products being included in three marketing segments, with each reportable segment including wheels, tires, wheel/tire assemblies and undercarriage systems and components.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about certain revenues and expenses, income (loss) from operations and segment assets used by the chief operating decision maker of the Company as of and for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

	2012	2011	2010
Revenues from external customers
Agricultural	$1,080,412	$960,693	$675,178
Earthmoving/construction	501,617	306,821	191,042
Consumer	238,649	219,484	15,371
	$1,820,678	$1,486,998	$881,591
Gross profit
Agricultural	$206,376	$177,055	$108,102
Earthmoving/construction	74,348	39,328	(3,400)
Consumer	16,366	18,900	2,867
Unallocated corporate	(2,951)	(3,175)	(3,479)
	$294,139	$232,108	$104,090
Income from operations
Agricultural	$178,587	$158,295	$91,953
Earthmoving/construction	47,310	32,781	(11,296)
Consumer	32,243	11,104	2,542
Unallocated corporate	(83,432)	(70,007)	(52,254)
Consolidated income from operations	174,708	132,173	30,945

Interest expense	(27,658)	(25,259)	(26,667)
Noncash convertible debt conversion charge	—	(16,135)	—
Loss on senior note repurchase	—	—	(14,573)
Gain on Titan Europe prior ownership	26,700	—	—
Other income, net	6,823	5,116	1,105
Income (loss) before income taxes	$180,573	$95,895	$(9,190)

Capital expenditures
Agricultural	$26,886	$12,789	$16,017
Earthmoving/construction	26,508	7,169	5,628
Consumer	4,100	1,465	478
Unallocated corporate	8,246	15,683	6,731
	$65,740	$37,106	$28,854

Depreciation & amortization
Agricultural	$20,435	$18,296	$18,899
Earthmoving/construction	24,192	17,366	14,375
Consumer	5,855	5,450	458
Unallocated corporate	3,613	3,796	3,835
	$54,095	$44,908	$37,567

Total assets
Agricultural	$626,454	$444,611	$304,048
Earthmoving/construction	838,806	193,566	171,410
Consumer	142,170	139,161	5,863
Unallocated corporate (a)	85,677	232,948	299,559
	$1,693,107	$1,010,286	$780,880

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)  Unallocated assets include cash of approximately $103 million, $129 million, and $240 million at year-end 2012, 2011 and 2010, respectively.

The table below presents information by geographic area.  Revenues from external customers were determined based on the location of the selling subsidiary.  Geographic information as of and for the years ended December 31, 2012, 2011 and 2010 was as follows (amounts in thousands):

2012	United States	Other Countries	Consolidated Totals
Revenues from external customers	$1,356,264	$464,414	$1,820,678
Long-lived assets	262,064	331,221	593,285
2011
Revenues from external customers	$1,210,531	$276,467	$1,486,998
Long-lived assets	248,835	105,748	354,583
2010
Revenues from external customers	$881,591	$—	$881,591
Long-lived assets	248,054	—	248,054

32. SUBSEQUENT EVENTS

Exchange Agreement for 5.625% Convertible Senior Subordinated Notes due 2017
In January 2013, Titan was approached by a note holder of the Company's 5.625% convertible senior subordinated notes due 2017 (convertible notes), with an offer to exchange the note holder's convertible notes for the Company's common stock. The two parties privately negotiated an agreement to exchange approximately $52.7 million in aggregate principal amount of the convertible notes for approximately 4.9 million shares of the Company's common stock plus a cash payment totaling $14.2 million for the premium on the principal and unpaid interest to maturity. The Company will record a conversion charge of approximately $7.3 million on this transaction in the first quarter of 2013.

33. EARNINGS PER SHARE

Earnings per share for 2012, 2011 and 2010, are (amounts in thousands, except per share data):

2012	Titan Net income (loss)	Weighted- average shares	Per share amount
Basic earnings per share	$95,553	43,380	$2.20
Effect of stock options/trusts	—	254
Effect of convertible notes	4,572	11,028
Diluted earnings per share	$100,125	54,662	$1.83
2011
Basic earnings per share	$58,152	41,657	$1.40
Effect of stock options/trusts	—	233
Effect of convertible notes	4,476	11,254
Diluted earnings per share	$62,628	53,144	$1.18
2010
Basic and diluted loss per share (a)	$(5,926)	34,896	$(0.17)

(a)
The effect of stock options/trusts has been excluded as they were anti-dilutive.  The weighted-average share amount excluded for stock options/trusts totaled 495,789 shares.  The effect of convertible notes has not been included as they were anti-dilutive.  The weighted-average share amount excluded for convertible notes totaled 16,764,701 shares.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

34. SUPPLEMENTARY DATA – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(All amounts in thousands, except per share data)

Quarter ended	March 31		June 30		September 30	December 31		Year ended December 31
2012
Net sales	$463,088		$459,233		$404,719	$493,638		$1,820,678
Gross profit	93,363		82,086		67,161	51,529		294,139
Titan net income (loss)	35,419		44,056	(a)	19,579	(3,501)	(b)	95,553
Per share amounts:
Basic	.84		1.05	(a)	.46	(.07)	(b)	2.20	(c)
Diluted	.68		.84	(a)	.39	(.07)	(b)	1.83	(c)
2011
Net sales	$280,829		$404,447		$398,805	$402,917		$1,486,998
Gross profit	56,272		64,334		52,994	58,508		232,108
Titan net income (loss)	(3,036)	(d)	25,564		21,163	14,461		58,152
Per share amounts:
Basic	(.07)	(d)	.61		.50	.34		1.40	(c)
Diluted	(.07)	(d)	.50		.42	.29		1.18	(c)

(a)	Supply agreement termination income of $26.1 million was included in the quarter ended June 30, 2012.

(b)	Noncash Titan Europe Plc gain of $26.7 million was included in the quarter ended December 31, 2012.

(c)	As a result of changes in outstanding share balances and dilution factors, year-end per share amounts do not agree to the sum of the quarters.

(d)	Noncash convertible debt charge of $16.1 million was included in the quarter ended March 31, 2011.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

35. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

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

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,345,874	$474,804	$—	$1,820,678
Cost of sales	1,065	1,071,341	454,133	—	1,526,539
Gross profit (loss)	(1,065)	274,533	20,671	—	294,139
Selling, general and administrative expenses	9,993	89,605	26,559	—	126,157
Research and development expenses	381	5,792	975	—	7,148
Royalty expense	—	7,029	5,231	—	12,260
Supply agreement termination income	—	—	(26,134)	—	(26,134)
Income (loss) from operations	(11,439)	172,107	14,040	—	174,708
Interest expense	(24,066)	—	(3,592)	—	(27,658)
Noncash Titan Europe Plc gain	26,700	—	—	—	26,700
Intercompany interest income (expense)	285	2,051	(2,336)	—	—
Other income (expense)	4,847	23	1,953	—	6,823
Income (loss) before income taxes	(3,673)	174,181	10,065	—	180,573
Provision (benefit) for income taxes	19,327	60,645	6,641	—	86,613
Equity in earnings of subsidiaries	116,960	—	35,498	(152,458)	—
Net income (loss)	93,960	113,536	38,922	(152,458)	93,960
Net loss noncontrolling interests	—	—	—	(1,593)	(1,593)
Net income (loss) attributable to Titan	$93,960	$113,536	$38,922	$(150,865)	$95,553

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,195,707	$291,291	$—	$1,486,998
Cost of sales	1,276	984,289	269,325	—	1,254,890
Gross profit (loss)	(1,276)	211,418	21,966	—	232,108
Selling, general and administrative expenses	30,936	10,648	44,333	—	85,917
Research and development expenses	87	4,141	—	—	4,228
Royalty expense	—	7,997	1,793	—	9,790
Income (loss) from operations	(32,299)	188,632	(24,160)	—	132,173
Interest expense	(24,489)	—	(770)	—	(25,259)
Noncash convertible debt conversion charge	(16,135)	—	—	—	(16,135)
Other income (expense)	5,456	(127)	(213)	—	5,116
Income (loss) before income taxes	(67,467)	188,505	(25,143)	—	95,895
Provision (benefit) for income taxes	(17,294)	63,527	(8,474)	—	37,759
Equity in earnings of subsidiaries	108,309	—	—	(108,309)	—
Net income (loss)	$58,136	$124,978	$(16,669)	$(108,309)	$58,136
Net loss noncontrolling interests	—	—	—	(16)	(16)
Net income (loss) attributable to Titan	$58,136	$124,978	$(16,669)	$(108,293)	$58,152

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2010
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$881,591	$—	$—	$881,591
Cost of sales	2,340	773,396	1,765	—	777,501
Gross profit (loss)	(2,340)	108,195	(1,765)	—	104,090
Selling, general and administrative expenses	27,400	8,790	21,375	—	57,565
Research and development expenses	—	6,317	—	—	6,317
Royalty expense	—	9,263	—	—	9,263
Income (loss) from operations	(29,740)	83,825	(23,140)	—	30,945
Interest expense	(26,667)	—	—	—	(26,667)
Loss on note repurchase	(14,573)	—	—	—	(14,573)
Other income	921	49	135	—	1,105
Income (loss) before income taxes	(70,059)	83,874	(23,005)	—	(9,190)
Provision (benefit) for income taxes	(31,409)	38,463	(10,318)	—	(3,264)
Equity in earnings of subsidiaries	32,724	—	—	(32,724)	—
Net income (loss)	$(5,926)	$45,411	$(12,687)	$(32,724)	$(5,926)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Year Ended December 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$93,960	$113,536	$38,922	$(152,458)	$93,960
Unrealized gain (loss) on investments, net of tax	1,733	—	1,733	(1,733)	1,733
Noncash Titan Europe Plc gain, net of tax	(17,208)	—	(17,208)	17,208	(17,208)
Currency translation adjustment, net	(7,262)	—	(7,262)	7,262	(7,262)
Pension liability adjustments, net of tax	(642)	954	(1,596)	642	(642)
Comprehensive income (loss)	70,581	114,490	14,589	(129,079)	70,581
Net comprehensive loss attributable to noncontrolling interests	—	—	—	(1,593)	(1,593)
Comprehensive income (loss) attributable to Titan	$70,581	$114,490	$14,589	$(127,486)	$72,174

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Year Ended December 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$58,136	$124,978	$(16,669)	$(108,309)	$58,136
Unrealized gain (loss) on investments, net of tax	4,009	—	4,009	(4,009)	4,009
Currency translation adjustment, net	(12,833)	—	(12,833)	12,833	(12,833)
Pension liability adjustments, net of tax	(7,709)	(6,762)	(947)	7,709	(7,709)
Comprehensive income (loss)	41,603	118,216	(26,440)	(91,776)	41,603
Net comprehensive loss attributable to noncontrolling interests	—	—	—	(16)	(16)
Comprehensive income (loss) attributable to Titan	$41,603	$118,216	$(26,440)	$(91,760)	$41,619

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Year Ended December 31, 2010
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(5,926)	$45,411	$(12,687)	$(32,724)	$(5,926)
Unrealized gain (loss) on investments, net of tax	10,554	—	10,554	(10,554)	10,554
Pension liability adjustments, net of tax	710	667	43	(710)	710
Comprehensive income (loss) attributable to Titan	$5,338	$46,078	$(2,090)	$(43,988)	$5,338

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$103,154	$6	$85,954	$—	$189,114
Accounts receivable	(72)	131,022	166,848	—	297,798
Inventories	—	158,407	207,978	—	366,385
Prepaid and other current assets	49,438	17,159	59,101	—	125,698
Total current assets	152,520	306,594	519,881	—	978,995
Property, plant and equipment, net	11,497	222,533	334,314	—	568,344
Investment in subsidiaries	527,499	—	35,089	(562,588)	—
Other assets	35,564	499	109,705	—	145,768
Total assets	$727,080	$529,626	$998,989	$(562,588)	$1,693,107
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$145,801	$—	$145,801
Accounts payable	1,000	21,892	157,173	—	180,065
Other current liabilities	13,911	55,661	66,263	—	135,835
Total current liabilities	14,911	77,553	369,237	—	461,701
Long-term debt	312,881	—	128,557	—	441,438
Other long-term liabilities	44,512	35,544	89,299	—	169,355
Intercompany accounts	(239,678)	34,033	205,645	—	—
Titan stockholders' equity	594,454	382,496	206,251	(588,747)	594,454
Noncontrolling interests	—	—	—	26,159	26,159
Total liabilities and stockholders’ equity	$727,080	$529,626	$998,989	$(562,588)	$1,693,107

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$125,266	$6	$3,898	$—	$129,170
Accounts receivable	—	137,226	52,301	—	189,527
Inventories	—	162,134	28,738	—	190,872
Prepaid and other current assets	27,251	15,490	12,283	—	55,024
Total current assets	152,517	314,856	97,220	—	564,593
Property, plant and equipment, net	9,562	219,734	105,446	—	334,742
Investment in subsidiaries	184,317	—	—	(184,317)	—
Other assets	44,918	1,454	64,579	—	110,951
Total assets	$391,314	$536,044	$267,245	$(184,317)	$1,010,286
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$11,723	$—	$11,723
Accounts payable	930	33,563	42,081	—	76,574
Other current liabilities	22,687	39,457	25,325	—	87,469
Total current liabilities	23,617	73,020	79,129	—	175,766
Long-term debt	312,881	—	5,000	—	317,881
Other long-term liabilities	29,267	38,187	52,306	—	119,760
Intercompany accounts	(369,690)	157,264	212,426	—	—
Titan stockholders’ equity	395,239	267,573	(81,616)	(185,957)	395,239
Noncontrolling interests	—	—	—	1,640	1,640
Total liabilities and stockholders’ equity	$391,314	$536,044	$267,245	$(184,317)	$1,010,286

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(14,959)	$35,872	$109,255	$130,168
Cash flows from investing activities:
Capital expenditures	(6,931)	(36,572)	(22,237)	(65,740)
Acquisitions, net of cash acquired	780	—	—	780
Other, net	—	700	366	1,066
Net cash used for investing activities	(6,151)	(35,872)	(21,871)	(63,894)
Cash flows from financing activities:
Proceeds from borrowings	—	—	8,838	8,838
Payment on debt	—	—	(20,811)	(20,811)
Term loan borrowing	—	—	8,333	8,333
Proceeds from exercise of stock options	934	—	—	934
Excess tax benefit from stock options exercised	184	—	—	184
Payment of financing fees	(1,275)	—	—	(1,275)
Dividends paid	(845)	—	—	(845)
Net cash used for financing activities	(1,002)	—	(3,640)	(4,642)
Effect of exchange rate change on cash	—	—	(1,688)	(1,688)
Net increase (decrease) in cash and cash equivalents	(22,112)	—	82,056	59,944
Cash and cash equivalents, beginning of period	125,266	6	3,898	129,170
Cash and cash equivalents, end of period	$103,154	$6	$85,954	$189,114

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(12,391)	$17,958	$(1,141)	$4,426
Cash flows from investing activities:
Capital expenditures	(3,530)	(19,721)	(12,493)	(35,744)
Acquisitions, net of cash acquired	(99,118)	—	—	(99,118)
Purchases of marketable securities	(30,000)	—	—	(30,000)
Sales of marketable securities	31,586	—	—	31,586
Other, net	—	1,763	710	2,473
Net cash used for investing activities	(101,062)	(17,958)	(11,783)	(130,803)
Cash flows from financing activities:
Repurchase of senior unsecured notes	(1,064)	—	—	(1,064)
Payment on debt	—	—	(8,856)	(8,856)
Term loan borrowing	—	—	25,879	25,879
Proceeds from exercise of stock options	524	—	—	524
Excess tax benefit from stock options	706	—	—	706
Dividends paid	(809)	—	—	(809)
Net cash provided by (used for) financing activities	(643)	—	17,023	16,380
Effect of exchange rate change on cash	—	—	(333)	(333)
Net increase (decrease) in cash and cash equivalents	(114,096)	—	3,766	(110,330)
Cash and cash equivalents, beginning of period	239,362	6	132	239,500
Cash and cash equivalents, end of period	$125,266	$6	$3,898	$129,170

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2010
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$28,158	$22,036	$517	$50,711
Cash flows from investing activities:
Capital expenditures	(6,155)	(22,123)	(576)	(28,854)
Other, net	—	82	24	106
Net cash used for investing activities	(6,155)	(22,041)	(552)	(28,748)
Cash flows from financing activities:
Proceeds from borrowings	200,000	—	—	200,000
Repurchase of senior notes	(206,166)	—	—	(206,166)
Proceeds from exercise of stock options	285	—	—	285
Payment of financing fees	(5,057)	—	—	(5,057)
Dividends paid	(707)	—	—	(707)
Net cash used for financing activities	(11,645)	—	—	(11,645)
Net increase (decrease) in cash and cash equivalents	10,358	(5)	(35)	10,318
Cash and cash equivalents, beginning of period	229,004	11	167	229,182
Cash and cash equivalents, end of period	$239,362	$6	$132	$239,500

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

36. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

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

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,325,145	$495,533	$—	$1,820,678
Cost of sales	1,065	1,051,447	474,027	—	1,526,539
Gross profit (loss)	(1,065)	273,698	21,506	—	294,139
Selling, general and administrative expenses	9,993	87,481	28,683	—	126,157
Research and development expenses	381	5,741	1,026	—	7,148
Royalty expense	—	7,029	5,231	—	12,260
Supply agreement termination income	—	—	(26,134)	—	(26,134)
Income (loss) from operations	(11,439)	173,447	12,700	—	174,708
Interest expense	(24,066)	—	(3,592)	—	(27,658)
Noncash Titan Europe Plc gain	26,700	—	—	—	26,700
Intercompany interest income (expense)	285	2,051	(2,336)	—	—
Other income (expense)	4,847	(716)	2,692	—	6,823
Income (loss) before income taxes	(3,673)	174,782	9,464	—	180,573
Provision (benefit) for income taxes	19,327	60,488	6,798	—	86,613
Equity in earnings of subsidiaries	116,960	—	77,748	(194,708)	—
Net income (loss)	93,960	114,294	80,414	(194,708)	93,960
Net loss noncontrolling interests	—	—	—	(1,593)	(1,593)
Net income (loss) attributable to Titan	$93,960	$114,294	$80,414	$(193,115)	$95,553

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,172,869	$314,129	$—	$1,486,998
Cost of sales	1,276	961,659	291,955	—	1,254,890
Gross profit (loss)	(1,276)	211,210	22,174	—	232,108
Selling, general and administrative expenses	30,936	10,291	44,690	—	85,917
Research and development expenses	87	4,134	7	—	4,228
Royalty expense	—	7,997	1,793	—	9,790
Income (loss) from operations	(32,299)	188,788	(24,316)	—	132,173
Interest expense	(24,489)	—	(770)	—	(25,259)
Noncash convertible debt conversion charge	(16,135)	—	—	—	(16,135)
Other income (expense)	5,456	(511)	171	—	5,116
Income (loss) before income taxes	(67,467)	188,277	(24,915)	—	95,895
Provision (benefit) for income taxes	(17,294)	63,450	(8,397)	—	37,759
Equity in earnings of subsidiaries	108,309	—	—	(108,309)	—
Net income (loss)	$58,136	$124,827	$(16,518)	$(108,309)	$58,136
Net loss noncontrolling interests	—	—	—	(16)	(16)
Net income (loss) attributable to Titan	$58,136	$124,827	$(16,518)	$(108,293)	$58,152

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2010
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$863,575	$18,016	$—	$881,591
Cost of sales	2,340	752,219	22,942	—	777,501
Gross profit (loss)	(2,340)	111,356	(4,926)	—	104,090
Selling, general and administrative expenses	27,400	8,491	21,674	—	57,565
Research and development expenses	—	6,190	127	—	6,317
Royalty expense	—	9,263	—	—	9,263
Income (loss) from operations	(29,740)	87,412	(26,727)	—	30,945
Interest expense	(26,667)	—	—	—	(26,667)
Loss on note repurchase	(14,573)	—	—	—	(14,573)
Other income	921	59	125	—	1,105
Income (loss) before income taxes	(70,059)	87,471	(26,602)	—	(9,190)
Provision (benefit) for income taxes	(31,409)	40,076	(11,931)	—	(3,264)
Equity in earnings of subsidiaries	32,724	—	—	(32,724)	—
Net income (loss)	$(5,926)	$47,395	$(14,671)	$(32,724)	$(5,926)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Year Ended December 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$93,960	$114,294	$80,414	$(194,708)	$93,960
Unrealized gain (loss) on investments, net of tax	1,733	—	1,733	(1,733)	1,733
Noncash Titan Europe Plc gain, net of tax	(17,208)	—	(17,208)	17,208	(17,208)
Currency translation adjustment, net	(7,262)	—	(7,262)	7,262	(7,262)
Pension liability adjustments, net of tax	(642)	954	(1,596)	642	(642)
Comprehensive income (loss)	70,581	115,248	56,081	(171,329)	70,581
Net comprehensive loss attributable to noncontrolling interests	—	—	—	(1,593)	(1,593)
Comprehensive income (loss) attributable to Titan	$70,581	$115,248	$56,081	$(169,736)	$72,174

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Year Ended December 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$58,136	$124,827	$(16,518)	$(108,309)	$58,136
Unrealized gain (loss) on investments, net of tax	4,009	—	4,009	(4,009)	4,009
Currency translation adjustment, net	(12,833)	—	(12,833)	12,833	(12,833)
Pension liability adjustments, net of tax	(7,709)	(6,762)	(947)	7,709	(7,709)
Comprehensive income (loss)	41,603	118,065	(26,289)	(91,776)	41,603
Net comprehensive loss attributable to noncontrolling interests	—	—	—	(16)	(16)
Comprehensive income (loss) attributable to Titan	$41,603	$118,065	$(26,289)	$(91,760)	$41,619

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Year Ended December 31, 2010
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(5,926)	$47,395	$(14,671)	$(32,724)	$(5,926)
Unrealized gain (loss) on investments, net of tax	10,554	—	10,554	(10,554)	10,554
Pension liability adjustments, net of tax	710	667	43	(710)	710
Comprehensive income (loss) attributable to Titan	$5,338	$48,062	$(4,074)	$(43,988)	$5,338

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$103,154	$4	$85,956	$—	$189,114
Accounts receivable	(72)	128,917	168,953	—	297,798
Inventories	—	142,070	224,315	—	366,385
Prepaid and other current assets	49,438	17,021	59,239	—	125,698
Total current assets	152,520	288,012	538,463	—	978,995
Property, plant and equipment, net	11,497	208,734	348,113	—	568,344
Investment in subsidiaries	527,489	—	86,189	(613,678)	—
Other assets	35,564	499	109,705	—	145,768
Total assets	$727,070	$497,245	$1,082,470	$(613,678)	$1,693,107
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$145,801	$—	$145,801
Accounts payable	1,000	21,222	157,843		180,065
Other current liabilities	13,911	55,290	66,634	—	135,835
Total current liabilities	14,911	76,512	370,278	—	461,701
Long-term debt	312,881	—	128,557	—	441,438
Other long-term liabilities	44,512	35,482	89,361	—	169,355
Intercompany accounts	(239,688)	(34,272)	273,960	—	—
Titan stockholders' equity	594,454	419,523	220,314	(639,837)	594,454
Noncontrolling interests	—	—	—	26,159	26,159
Total liabilities and stockholders’ equity	$727,070	$497,245	$1,082,470	$(613,678)	$1,693,107

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$125,266	$4	$3,900	$—	$129,170
Accounts receivable	—	133,320	56,207	—	189,527
Inventories	—	144,511	46,361	—	190,872
Prepaid and other current assets	27,251	15,385	12,388	—	55,024
Total current assets	152,517	293,220	118,856	—	564,593
Property, plant and equipment, net	9,562	205,027	120,153	—	334,742
Investment in subsidiaries	184,307	—	—	(184,307)	—
Other assets	44,918	1,454	64,579	—	110,951
Total assets	$391,304	$499,701	$303,588	$(184,307)	$1,010,286
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$11,723	$—	$11,723
Accounts payable	930	33,070	42,574	—	76,574
Other current liabilities	22,687	39,104	25,678	—	87,469
Total current liabilities	23,617	72,174	79,975	—	175,766
Long-term debt	312,881	—	5,000	—	317,881
Other long-term liabilities	29,267	38,125	52,368	—	119,760
Intercompany accounts	(369,700)	85,560	284,140	—	—
Titan stockholders’ equity	395,239	303,842	(117,895)	(185,947)	395,239
Noncontrolling interests	—	—	—	1,640	1,640
Total liabilities and stockholders’ equity	$391,304	$499,701	$303,588	$(184,307)	$1,010,286

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(14,959)	$35,327	$109,800	$130,168
Cash flows from investing activities:
Capital expenditures	(6,931)	(36,025)	(22,784)	(65,740)
Acquisitions, net of cash acquired	780	—	—	780
Other, net	—	698	368	1,066
Net cash used for investing activities	(6,151)	(35,327)	(22,416)	(63,894)
Cash flows from financing activities:
Proceeds from borrowings	—	—	8,838	8,838
Payment on debt	—	—	(20,811)	(20,811)
Term loan borrowing	—	—	8,333	8,333
Proceeds from exercise of stock options	934	—	—	934
Excess tax benefit from stock options exercised	184	—	—	184
Payment of financing fees	(1,275)	—	—	(1,275)
Dividends paid	(845)	—	—	(845)
Net cash used for financing activities	(1,002)	—	(3,640)	(4,642)
Effect of exchange rate change on cash	—	—	(1,688)	(1,688)
Net increase (decrease) in cash and cash equivalents	(22,112)	—	82,056	59,944
Cash and cash equivalents, beginning of period	125,266	4	3,900	129,170
Cash and cash equivalents, end of period	$103,154	$4	$85,956	$189,114

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$(12,391)	$17,609	$(792)	$4,426
Cash flows from investing activities:
Capital expenditures	(3,530)	(19,371)	(12,843)	(35,744)
Acquisitions, net of cash acquired	(99,118)	—	—	(99,118)
Purchases of marketable securities	(30,000)	—	—	(30,000)
Sales of marketable securities	31,586	—	—	31,586
Other, net	—	1,763	710	2,473
Net cash used for investing activities	(101,062)	(17,608)	(12,133)	(130,803)
Cash flows from financing activities:
Repurchase of senior unsecured notes	(1,064)	—	—	(1,064)
Payment on debt	—	—	(8,856)	(8,856)
Term loan borrowing	—	—	25,879	25,879
Proceeds from exercise of stock options	524	—	—	524
Excess tax benefit from stock options	706	—	—	706
Dividends paid	(809)	—	—	(809)
Net cash provided by (used for) financing activities	(643)	—	17,023	16,380
Effect of exchange rate change on cash	—	—	(333)	(333)
Net increase (decrease) in cash and cash equivalents	(114,096)	1	3,765	(110,330)
Cash and cash equivalents, beginning of period	239,362	3	135	239,500
Cash and cash equivalents, end of period	$125,266	$4	$3,900	$129,170

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2010
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$28,158	$21,809	$744	$50,711
Cash flows from investing activities:
Capital expenditures	(6,155)	(21,865)	(834)	(28,854)
Other, net	—	51	55	106
Net cash used for investing activities	(6,155)	(21,814)	(779)	(28,748)
Cash flows from financing activities:
Proceeds from borrowings	200,000	—	—	200,000
Repurchase of senior notes	(206,166)	—	—	(206,166)
Proceeds from exercise of stock options	285	—	—	285
Payment of financing fees	(5,057)	—	—	(5,057)
Dividends paid	(707)	—	—	(707)
Net cash used for financing activities	(11,645)	—	—	(11,645)
Net increase (decrease) in cash and cash equivalents	10,358	(5)	(35)	10,318
Cash and cash equivalents, beginning of period	229,004	8	170	229,182
Cash and cash equivalents, end of period	$239,362	$3	$135	$239,500

TITAN INTERNATIONAL, INC.

SCHEDULE II – VALUATION RESERVES

Description	Balance at beginning of year	Additions to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2012
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$4,204,000	$1,240,000	$(314,000)	$5,130,000

Year ended December 31, 2011
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$3,889,000	$408,000	$(93,000)	$4,204,000

Year ended December 31, 2010
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$3,958,000	$255,000	$(324,000)	$3,889,000

S- 1