Form 10-Q
period 2013-03-31
TITAN INTERNATIONAL INC
filed 2013-04-24
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: March 31, 2013
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	April 22, 2013

Common stock, no par value per share	53,522,670

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended
	March 31,
	2013	2012
Net sales	$578,387	$463,088
Cost of sales	481,636	369,725
Gross profit	96,751	93,363
Selling, general and administrative expenses	42,443	30,835
Research and development expenses	2,702	1,508
Royalty expense	3,723	2,349
Income from operations	47,883	58,671
Interest expense	(10,441)	(6,295)
Convertible debt conversion charge	(7,273)	—
Other income	1,419	3,111
Income before income taxes	31,588	55,487
Provision for income taxes	12,199	20,093
Net income	19,389	35,394
Net loss attributable to noncontrolling interests	(86)	(25)
Net income attributable to Titan	$19,475	$35,419

Earnings per common share:
Basic	$.38	$.84
Diluted	$.30	$.68
Average common shares and equivalents outstanding:
Basic	51,816	42,105
Diluted	66,614	53,450

Dividends declared per common share:	$.005	$.005

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(All amounts in thousands)

	Three months ended
	March 31,
	2013	2012
Net income	$19,389	$35,394
Unrealized gain (loss) on investments, net of tax of $0 and $3,475, respectively	(3)	5,917
Currency translation adjustment, net	504	3,567
Pension liability adjustments, net of tax of $527 and $491, respectively	951	836
Comprehensive income	20,841	45,714
Net comprehensive loss attributable to noncontrolling interests	(86)	(25)
Comprehensive income attributable to Titan	$20,927	$45,739

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except share data)

	March 31,	December 31,
Assets	2013	2012
Current assets
Cash and cash equivalents	$508,447	$189,114
Accounts receivable, net	329,368	297,798
Inventories	378,367	366,385
Deferred income taxes	32,208	50,558
Prepaid and other current assets	74,867	75,140
Total current assets	1,323,257	978,995
Property, plant and equipment, net	566,549	568,344
Goodwill	25,101	24,941
Deferred income taxes	25,508	8,383
Other assets	113,934	112,444
Total assets	$2,054,349	$1,693,107
Liabilities and Equity
Current liabilities
Short-term debt	$230,658	$145,801
Accounts payable	210,585	180,065
Other current liabilities	128,904	135,835
Total current liabilities	570,147	461,701
Long-term debt	634,171	441,438
Deferred income taxes	61,071	62,259
Other long-term liabilities	100,044	107,096
Total liabilities	1,365,433	1,072,494
Equity
Titan stockholders' equity
Common stock (no par, 120,000,000 shares authorized, 55,253,092 and 50,350,048 issued, respectively)	—	—
Additional paid-in capital	554,488	507,199
Retained earnings	180,936	161,729
Treasury stock (at cost, 1,738,661 and 1,787,844 shares, respectively)	(16,004)	(16,445)
Treasury stock reserved for deferred compensation	(1,075)	(1,075)
Accumulated other comprehensive loss	(55,502)	(56,954)
Total Titan stockholders’ equity	662,843	594,454
Noncontrolling interests	26,073	26,159
Total equity	688,916	620,613
Total liabilities and equity	$2,054,349	$1,693,107

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2013	48,562,204	$507,199	$161,729	$(16,445)	$(1,075)	$(56,954)	$594,454	$26,159	$620,613
Net income			19,475				19,475	(86)	19,389
Currency translation adjustment						504	504		504
Pension liability adjustments, net of tax						951	951		951
Unrealized loss on investment						(3)	(3)		(3)
Dividends on common stock			(268)				(268)		(268)
Note conversion	4,903,044	45,903					45,903		45,903
Exercise of stock options	42,253	360		379			739		739
Stock-based compensation		963					963		963
Tax benefit related to stock-based compensation		(29)					(29)		(29)
Issuance of treasury stock under 401(k) plan	6,930	92		62			154		154
Balance March 31, 2013	53,514,431	$554,488	$180,936	$(16,004)	$(1,075)	$(55,502)	$662,843	$26,073	$688,916

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2013	2012
Net income	$19,389	$35,394
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	19,984	11,843
Amortization of debt premium	(218)	—
Deferred income tax provision	37	(8,091)
Convertible debt conversion charge	7,273	—
Stock-based compensation	963	791
Excess tax benefit from stock options exercised	29	(6)
Issuance of treasury stock under 401(k) plan	154	139
(Increase) decrease in assets:
Accounts receivable	(34,978)	(54,988)
Inventories	(16,310)	(22,449)
Prepaid and other current assets	(870)	(3,033)
Other assets	1,330	(3,089)
Increase (decrease) in liabilities:
Accounts payable	33,902	35,334
Other current liabilities	(4,266)	11,580
Other liabilities	(5,139)	17,223
Net cash provided by operating activities	21,280	20,648
Cash flows from investing activities:
Capital expenditures	(21,174)	(8,155)
Other	(219)	108
Net cash used for investing activities	(21,393)	(8,047)
Cash flows from financing activities:
Proceeds from borrowings	345,313	—
Payment on debt	(18,059)	(12,444)
Term loan borrowing	10,818	—
Convertible note conversion	(14,090)	—
Proceeds from exercise of stock options	739	370
Excess tax benefit from stock options exercised	(29)	6
Payment of financing fees	(5,064)	—
Dividends paid	(243)	(211)
Net cash provided by (used for) financing activities	319,385	(12,279)
Effect of exchange rate changes on cash	61	(184)
Net increase in cash and cash equivalents	319,333	138
Cash and cash equivalents, beginning of period	189,114	129,170
Cash and cash equivalents, end of period	$508,447	$129,308

Supplemental information:
Interest paid	$15,535	$11,600
Income taxes paid	$10,003	$9,986
Noncash investing and financing information:
Issuance of common stock for convertible debt payment	$45,903	$—
 See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.	ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary for a fair statement of the Company's financial position as of March 31, 2013, and the results of operations and cash flows for the three months ended March 31, 2013 and 2012.

Accounting policies have continued without significant change and are described in the Description of Business and Significant Accounting Policies contained in the Company's 2012 Annual Report on Form 10-K. These interim financial statements have been prepared pursuant to the Securities and Exchange Commission's rules for Form 10-Q's and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2012 Annual Report on Form 10-K.

Sales
Sales and revenues are presented net of sales taxes and other related taxes.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 7.875% senior secured notes due 2017 (senior secured notes) and 5.625% convertible senior subordinated notes due 2017 (convertible notes) are carried at cost of $545.1 million and $60.2 million at March 31, 2013, respectively. The fair value of these notes at March 31, 2013, as obtained through independent pricing sources, was approximately $586.9 million for the senior secured notes and approximately $134.7 million for the convertible notes. The increase in the fair value of the convertible notes is due primarily to the increased value of the underlying common stock.

Cash dividends
The Company declared cash dividends of $.005 per share of common stock for each of the three months ended March 31, 2013, and 2012. The first quarter 2013 cash dividend of $.005 per share of common stock was paid April 15, 2013, to stockholders of record on March 28, 2013.

Interest paid
Titan paid $15.5 million and $11.6 million for interest for the three months ended March 31, 2013 and 2012, respectively.

Income taxes paid
Titan paid $10.0 million and $10.0 million for income taxes for the three months ended March 31, 2013 and 2012, respectively.

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

The purchase price allocation of the Titan Europe acquisition consisted of the following (amounts in thousands):

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

Pro forma financial information
The following unaudited pro forma financial information gives effect to the acquisition of Titan Europe Plc as if the acquisition had taken place on January 1, 2012. The pro forma financial information for Titan Europe Plc was derived from the historical accounting records of Titan Europe. The Titan Europe results were adjusted to reflect additional depreciation.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Pro forma financial information is as follows (in thousands, except per share data):

Three Months ended March 31, 2012
Net sales	$664,695
Net income	40,016
Net income attributable to Titan	40,041
Basic earnings per share	$.83
Diluted earnings per share	.69

The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2012, nor is it necessarily indicative of Titan's future consolidated results of operations or financial position.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (amounts in thousands):

	March 31, 2013	December 31, 2012
Accounts receivable	$335,514	$302,928
Allowance for doubtful accounts	(6,146)	(5,130)
Accounts receivable, net	$329,368	$297,798

Accounts receivable are reduced by an allowance for doubtful accounts which is based on historical losses.

4. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	March 31, 2013	December 31, 2012
Raw material	$140,528	$153,308
Work-in-process	62,342	69,030
Finished goods	181,521	154,785
	384,391	377,123
Adjustment to LIFO basis	(6,024)	(10,738)
	$378,367	$366,385

At March 31, 2013, approximately 17% of the Company's inventories were valued under the last-in, first-out (LIFO) method. At December 31, 2012, approximately 16% of the Company's inventories were valued under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. All inventories are valued at lower of cost or market. The LIFO reserve decreased primarily as a result of the composition of inventory. An overall increase in raw material relative to total inventory resulted in a greater decrease in the FIFO cost versus the LIFO cost.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following (amounts in thousands):

	March 31, 2013	December 31, 2012
Land and improvements	$65,223	$66,012
Buildings and improvements	192,242	192,135
Machinery and equipment	569,814	555,261
Tools, dies and molds	117,163	117,341
Construction-in-process	57,976	49,136
	1,002,418	979,885
Less accumulated depreciation	(435,869)	(411,541)
	$566,549	$568,344

Depreciation on fixed assets for the three months ended March 31, 2013 and 2012, totaled $19.0 million and $11.4 million, respectively.

Included in the total building and improvements are capital leases of $4.3 million and $4.5 million at March 31, 2013, and December 31, 2012, respectively. Included in the total of machinery and equipment are capital leases of $35.5 million and $36.0 million at March 31, 2013, and December 31, 2012, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill consisted of the following (amounts in thousands):

	2013			2012
		Earthmoving/			Earthmoving/
	Agricultural	Construction		Agricultural	Construction
	Segment	Segment	Total	Segment	Segment	Total
Goodwill balance, January 1	$11,522	$13,419	$24,941	$19,841	$—	$19,841
Acquisition adjustment	—	—	—	(10,134)	—	(10,134)
Foreign currency translation	105	55	160	585	—	585
Goodwill balance, March 31	$11,627	$13,474	$25,101	$10,292	$—	$10,292

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The components of intangible assets consisted of the following (amounts in thousands):

	Weighted- Average Useful Lives (in Years)	March 31, 2013	December 31, 2012
Amortizable intangible assets:
Customer relationships	14.2	19,430	19,357
Patents, trademarks and other	2.4	3,670	3,658
Total at cost		23,100	23,015
Less accumulated amortization		(2,416)	(1,807)
		20,684	21,208

Amortization related to intangible assets for the three months ended March 31, 2013 and 2012, totaled $0.6 million and $0.0 million, respectively. Intangible assets are included as a component of other assets in the consolidated condensed balance sheet.

The estimated aggregate amortization expense at March 31, 2013, is as follows (amounts in thousands):

April 1 - December 31, 2013	$1,804
2014	2,381
2015	1,960
2016	1,312
2017	1,250
Thereafter	11,977
$20,684

7. WARRANTY

Changes in the warranty liability consisted of the following (amounts in thousands):

	2013	2012
Warranty liability, January 1	$27,482	$17,659
Provision for warranty liabilities	7,946	7,773
Warranty payments made	(7,625)	(5,899)
Warranty liability, March 31	$27,803	$19,533

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

8. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2013	December 31, 2012
7.875% senior secured notes due 2017 - Issued 2013	$325,000	$—
Unamortized premium based on 7.875% notes issued 2013	20,095	—
7.875% senior secured notes due 2017 - Issued 2010	200,000	200,000
European credit facilities	195,259	202,097
5.625% convertible senior subordinated notes due 2017	60,161	112,881
Other debt	61,077	69,151
Capital leases	3,237	3,110
	864,829	587,239
Less amounts due within one year	230,658	145,801
	$634,171	$441,438

Aggregate maturities of long-term debt at March 31, 2013, were as follows (amounts in thousands):

April 1 - December 31, 2013	$227,149
2014	19,561
2015	9,964
2016	15,228
2017	590,255
Thereafter	2,672
$864,829

7.875% senior secured notes due 2017
The Company’s 7.875% senior secured notes (senior secured notes) are due October 2017.  These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport and Titan Wheel Corporation of Illinois.  The Company’s senior secured notes outstanding balance was $525.0 million at March 31, 2013 including $200.0 million issued in 2010 and $325.0 million issued in 2013. The 2013 amount was issued at a premium. Otherwise, all the notes have the same terms. The senior secured notes issued in 2013 have an imputed interest rate of 6.277% and an unamortized premium balance of $20.1 million at March 31, 2013.

Titan Europe credit facilities
These credit facilities consist primarily of a facility from Intesa Sanpaolo S.p.A and Unicredit Corporate Banking S.p.A totaling $109.3 million at March 31, 2013. This facility contains various covenants. These covenants are tested on six month intervals and the Company would be noncompliant if the covenants were not met for two successive six month periods. The Company did not meet certain financial covenants at December 31, 2012. The Company was in compliance with these covenants as of March 31, 2013, as the covenants were not met for only one of two testing periods. The credit facilities containing these covenants were paid off in April of 2013.

The Titan Europe credit facilities also contain borrowings from various institutions totaling $86.0 million at March 31, 2013. Maturity dates on this debt range from less than one year to eleven years and interest rates range from 2% to 6.9%. The European facilities are secured by the assets of select European subsidiaries.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5.625% convertible senior subordinated notes due 2017
The Company’s 5.625% convertible senior subordinated notes (convertible notes) are due January 2017.   The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The Company’s convertible notes balance was $60.2 million at March 31, 2013.

In the first quarter of 2013, the Company closed an Exchange Agreement with a note holder of the convertible notes. The two parties privately negotiated an agreement to exchange approximately $52.7 million in aggregate principal amount of the convertible notes for approximately 4.9 million shares of the Company's common stock plus a cash payment totaling $14.2 million. In connection with this exchange, the Company recognized a charge of $7.3 million in accordance with accounting standards related to debt conversions.

Revolving credit facility
The Company’s $150 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a December 2017 termination date and is collateralized by the accounts receivable and inventory of Titan and certain of its domestic subsidiaries.  During the first three months of 2013 and at March 31, 2013, there were no borrowings under the credit facility.

Other debt
Brazil Term Loan
In May 2011, the Company entered into a two-year, unsecured $10.0 million Term Loan with Bank of America, N.A. (BoA Term Loan) to provide working capital for the Sao Paulo, Brazil manufacturing facility. Borrowings under the BoA Term Loan bear interest at a rate equal to London Interbank Offered Rate (LIBOR) plus 200 basis points. The BoA Term Loan shall be a minimum of $5.0 million with the option for an additional $5.0 million loan for a maximum of $10.0 million. The BoA Term Loan is due May 2013. The Company entered into an interest rate swap agreement and cross currency swap transaction with Bank of America Merrill Lynch Banco Multiplo S.A. that is designed to convert the outstanding $5.0 million US Dollar based LIBOR loan to a Brazilian Real based Certificate of Deposit Interbank (CDI) loan. See Note 9 for additional information. As of March 31, 2013, the Company had $5.0 million outstanding on this loan and the interest rate including the effect of the swap agreement was approximately 9%.

Brazil Revolving Line of Credit
The Company's wholly-owned Brazilian subsidiary, Titan Pneus Do Brasil Ltda (Titan Brazil), has a revolving line of credit (Brazil line of credit) established with Bank of America Merrill Lynch Banco Multiplo S.A. in May 2011. Titan Brazil could borrow up to 16.0 million Brazilian Reais, which equates to approximately $7.9 million dollars as of March 31, 2013, for working capital purposes. Under the terms of the Brazil line of credit, borrowings, if any, bear interest at a rate of 1 month LIBOR plus 247 basis points. During the first three months of 2013 and at March 31, 2013 there were no borrowings outstanding on this line of credit.

Brazil Other Debt
Titan Brazil has working capital loans for the Sao Paulo, Brazil manufacturing facility totaling $6.2 million at March 31, 2013.

Australia Other Debt
Titan National Australia Holdings has capital leases totaling $1.6 million at March 31, 2013.

Titan Europe Other Debt
Titan Europe has overdraft facilities totaling $48.3 million at March 31, 2013.

Titan Europe Capital Leases
Titan Europe has capital lease obligations totaling $3.2 million at March 31, 2013.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in the interest rate and foreign currency exchange rate in Brazil. The Company uses these derivative instruments to hedge exposure in the ordinary course of business and does not invest in derivative instruments for speculative purposes. In order to reduce interest rate and foreign currency risk on the BoA Term Loan, the Company entered into an interest rate swap agreement and cross currency swap transactions with Bank of America Merrill Lynch Banco Multiplo S.A. that are designed to convert the outstanding $5.0 million US Dollar based LIBOR loan to a Brazilian Real based CDI loan. The Company has not designated these agreements as a hedging instrument. Changes in the fair value of the cross currency swap are recorded in other income (expense) and changes in the fair value of the interest rate swap agreement are recorded as interest expense (or gain as an offset to interest expense). For the three months ended March 31, 2013, the Company recorded $(0.1) million of other expense and $0.1 million of interest expense related to these derivatives.

The Company also used derivative financial instruments to manage its exposure to market risks from changes in interest rates in Europe. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is taken to interest expense. For the three months ended March 31, 2013, the Company recorded an offset to interest expense of $1.2 million related to these derivatives.

10. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At March 31, 2013, future minimum rental commitments under noncancellable operating leases with initial terms of at least one year were as follows (amounts in thousands):

April 1 - December 31, 2013	$6,196
2014	5,302
2015	4,091
2016	3,913
2017	6,119
Total future minimum lease payments	$25,621

At March 31, 2013, the Company had assets held as capital leases with a net book value of $9.8 million included in property, plant and equipment. Total future capital lease obligations relating to these leases are as follows (amounts in thousands):

April 1 - December 31, 2013	$1,103
2014	961
2015	588
2016	319
2017	132
Thereafter	134
Total future capital lease obligation payments	3,237
Less amount representing interest	(161)
Present value of future capital lease obligation payments	$3,076

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

11. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors four 401(k) retirement savings plans in the U.S. and a number of defined contribution plans at foreign subsidiaries. The Company contributed approximately $1.5 million to the frozen defined pension plans during the three months ended March 31, 2013 and expects to contribute approximately $5.3 million to the frozen pension plans during the remainder of 2013.

The components of net periodic pension cost consisted of the following (amounts in thousands):

	Three months ended
	March 31,
	2013	2012
Service cost	$172	$—
Interest cost	1,355	1,133
Expected return on assets	(1,396)	(1,252)
Amortization of unrecognized prior service cost	34	34
Amortization of net unrecognized loss	1,318	1,293
Net periodic pension cost	$1,483	$1,208

12. ROYALTY EXPENSE

The Company has a trademark license agreement with Goodyear to manufacture and sell certain tires in North America and Latin America under the Goodyear name.  The North American and Latin American farm tire royalties were prepaid for seven years as part of the 2011 Goodyear Latin American farm tire acquisition. In May 2012, the Company and Goodyear entered into an agreement under which Titan will sell certain non-farm tire products directly to third party customers and pay a royalty to Goodyear. Royalty expenses recorded were $3.7 million and $2.3 million for the three months ended March 31, 2013 and 2012, respectively.

13. OTHER INCOME

Other income consisted of the following (amounts in thousands):

	Three months ended
	March 31,
	2013	2012
Discount amortization on prepaid royalty	$916	$1,039
Interest income	401	205
Building rental income	180	175
Wheels India Limited equity loss	(185)	—
Investment gain (loss) related to contractual obligation investments	(120)	1,268
Other income	227	424
	$1,419	$3,111

The income (loss) of the investment in Wheels India Limited is being recorded on a one month lag due to the availability of required financial information from the majority owner.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

14. INCOME TAXES

The Company recorded income tax expense of $12.2 million and $20.1 million for the quarters ended March 31, 2013 and 2012, respectively. The Company's effective income tax rate was 39% and 36% for the three months ended March 31, 2013 and 2012, respectively.

The Company's 2013 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of state tax expense, expense for unrecognized tax benefits, foreign earnings, domestic production activities deduction, and tax deductible expenses related to the convertible bond repurchase.

Accounting standards for income taxes provide that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination. The Company's unrecognized tax benefits were $15.3 million and $14.3 million as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, $12.2 million would affect income tax expense if recognized. The majority of the increase in unrecognized tax benefits relates to potential state tax exposures. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties included in the unrecognized tax benefits at March 31, 2013 and December 31, 2012 was $2.5 million and $2.4 million, respectively.

15. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended
	March 31, 2013			March 31, 2012
	Titan Net income	Weighted- average shares	Per share amount	Titan Net income	Weighted- average shares	Per share amount
Basic earnings per share	$19,475	51,816	$0.38	$35,419	42,105	$0.84
Effect of stock options/trusts	—	299		—	274
Effect of convertible notes	772	14,499		1,143	11,071
Diluted earnings per share	$20,247	66,614	$0.30	$36,562	53,450	$0.68

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

17. SEGMENT INFORMATION

The table below presents information about certain revenues and income from operations used by the chief executive officer of the Company for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	Three months ended
	March 31,
	2013	2012
Revenues from external customers
Agricultural	$310,553	$295,805
Earthmoving/construction	209,616	104,568
Consumer	58,218	62,715
	$578,387	$463,088
Gross profit
Agricultural	$54,070	$66,092
Earthmoving/construction	37,495	22,347
Consumer	6,147	5,699
Unallocated corporate	(961)	(775)
	$96,751	$93,363
Income from operations
Agricultural	$41,615	$60,663
Earthmoving/construction	20,679	20,401
Consumer	3,142	3,102
Unallocated corporate	(17,553)	(25,495)
Income from operations	47,883	58,671

Interest expense	(10,441)	(6,295)
Convertible debt conversion charge	(7,273)	—
Other income, net	1,419	3,111
Income before income taxes	$31,588	$55,487

Assets by segment were as follows (amounts in thousands):

	March 31, 2013	December 31, 2012
Total assets
Agricultural	$739,463	$626,454
Earthmoving/construction	783,287	838,806
Consumer	153,410	142,170
Unallocated corporate	378,189	85,677
	$2,054,349	$1,693,107

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

18. FAIR VALUE MEASUREMENTS

Accounting standards for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (amounts in thousands):

	March 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Contractual obligation investments	$7,289	$7,289	$—	$—	$7,408	$7,408	$—	$—
Interest rate swap	961	—	961	—	1,048	—	1,048	—
Preferred stock	250	—	—	250	250	—	—	250
Derivative financial instruments liability	(6,011)	—	(6,011)	—	(7,376)	—	(7,376)	—
Total	$2,489	$7,289	$(5,050)	$250	$1,330	$7,408	$(6,328)	$250

The following table presents the changes during the periods presented in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2012	$250
Total realized and unrealized gains and losses	—
Balance as of March 31, 2013	$250

19. SUBSEQUENT EVENT

Titan Italy Earthquake Insurance Settlement
In May of 2012, Titan Europe's wheel manufacturing facility in Finale Emilia, Italy experienced damage from an earthquake.  The plant was closed for production during initial remedial work. This resulted in a limited transfer of production to other facilities within Titan Europe as well as sourcing product from facilities in the US owned by Titan and competitors.  The full restoration of the facility is a lengthy project that will continue through 2014.  In April of 2013, Titan reached a preliminary agreement subject to final approval with the insurance companies to settle the claim for 35 million Euros net of deductible and other fees.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

20. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the chief executive officer of the Company.  The related party is Mr. Fred Taylor and is Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blackstone OTR, LLC; FBT Enterprises; and OTR Wheel Engineering.  Sales of Titan products to these companies were approximately $0.6 million and $0.4 million for the first quarter of 2013 and 2012, respectively. Titan had trade receivables due from these companies of approximately $0.2 million at March 31, 2013, and approximately $0.2 million at December 31, 2012.  On other sales referred to Titan from the above manufacturing representative companies, commissions were approximately $0.7 million and $0.7 million during the first quarter of 2013 and 2012, respectively.

The Company has a 35.9% equity stake in Wheels India Limited, a company incorporated in India and listed on the National Stock Exchange in India. The Company had trade payables due to Wheels India of approximately $0.0 million at March 31, 2013, and approximately $0.4 million at December 31, 2012.

21. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The Company's 7.875% senior secured notes and 5.625% convertible senior subordinated notes are guaranteed by the following 100% owned subsidiaries of the Company: Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois. The note guarantees are full and unconditional, joint and several obligations of the guarantors. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The following condensed consolidating financial statements are presented using the equity method of accounting. Certain sales & marketing expenses recorded by non-guarantor subsidiaries have not been allocated to the guarantor subsidiaries.

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended March 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$323,894	$254,493	$—	$578,387
Cost of sales	390	256,226	225,020	—	481,636
Gross profit (loss)	(390)	67,668	29,473	—	96,751
Selling, general and administrative expenses	2,317	17,824	22,302	—	42,443
Research and development expenses	10	1,313	1,379	—	2,702
Royalty expense	—	1,778	1,945	—	3,723
Income (loss) from operations	(2,717)	46,753	3,847	—	47,883
Interest expense	(7,731)	—	(2,710)	—	(10,441)
Convertible debt conversion charge	(7,273)	—	—	—	(7,273)
Intercompany interest income (expense)	497	—	(497)	—	—
Other income	644	24	751	—	1,419
Income (loss) before income taxes	(16,580)	46,777	1,391	—	31,588
Provision (benefit) for income taxes	(8,335)	16,953	3,581	—	12,199
Equity in earnings of subsidiaries	27,634	—	18,632	(46,266)	—
Net income (loss)	19,389	29,824	16,442	(46,266)	19,389
Net loss noncontrolling interests	—	—	—	(86)	(86)
Net income (loss) attributable to Titan	$19,389	$29,824	$16,442	$(46,180)	$19,475

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended March 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$366,181	$96,907	$—	$463,088
Cost of sales	302	280,031	89,392	—	369,725
Gross profit (loss)	(302)	86,150	7,515	—	93,363
Selling, general and administrative expenses	10,587	15,157	5,091	—	30,835
Research and development expenses	124	1,232	152	—	1,508
Royalty expense	—	1,693	656	—	2,349
Income (loss) from operations	(11,013)	68,068	1,616	—	58,671
Interest expense	(6,062)	—	(233)	—	(6,295)
Other income	2,174	314	623	—	3,111
Income (loss) before income taxes	(14,901)	68,382	2,006	—	55,487
Provision (benefit) for income taxes	(6,952)	25,114	1,931	—	20,093
Equity in earnings of subsidiaries	43,343	—	32,552	(75,895)	—
Net income (loss)	35,394	43,268	32,627	(75,895)	35,394
Net loss noncontrolling interests	—	—	—	(25)	(25)
Net income (loss) attributable to Titan	$35,394	$43,268	$32,627	$(75,870)	$35,419

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Three Months Ended March 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$19,389	$29,824	$16,442	$(46,266)	$19,389
Unrealized gain (loss) on investments, net of tax	(3)	—	(3)	3	(3)
Currency translation adjustment, net	504	—	(504)	504	504
Pension liability adjustments, net of tax	951	781	170	(951)	951
Comprehensive income (loss)	20,841	30,605	16,105	(46,710)	20,841
Net comprehensive loss attributable to noncontrolling interests	—	—	—	(86)	(86)
Comprehensive income (loss) attributable to Titan	$20,841	$30,605	$16,105	$(46,624)	$20,927

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Three Months Ended March 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$35,394	$43,268	$32,627	$(75,895)	$35,394
Unrealized gain (loss) on investments, net of tax	5,917	—	5,917	(5,917)	5,917
Currency translation adjustment, net	3,567	—	3,567	(3,567)	3,567
Pension liability adjustments, net of tax	836	790	46	(836)	836
Comprehensive income (loss)	45,714	44,058	42,157	(86,215)	45,714
Net comprehensive loss attributable to noncontrolling interests	—	—	—	(25)	(25)
Comprehensive income (loss) attributable to Titan	$45,714	$44,058	$42,157	$(86,190)	$45,739

(Amounts in thousands)	Consolidating Condensed Balance Sheets March 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$423,372	$4	$85,071	$—	$508,447
Accounts receivable	—	160,779	168,589	—	329,368
Inventories	—	148,590	229,777	—	378,367
Prepaid and other current assets	60,721	2,762	43,592	—	107,075
Total current assets	484,093	312,135	527,029	—	1,323,257
Property, plant and equipment, net	13,170	209,264	344,115	—	566,549
Investment in subsidiaries	556,750	—	105,859	(662,609)	—
Other assets	38,540	1,834	124,169	—	164,543
Total assets	$1,092,553	$523,233	$1,101,172	$(662,609)	$2,054,349
Liabilities and Stockholders’ Equity
Short-term debt	$3,995	$—	$226,663	$—	$230,658
Accounts payable	647	25,672	184,266	—	210,585
Other current liabilities	9,065	53,279	66,560	—	128,904
Total current liabilities	13,707	78,951	477,489	—	570,147
Long-term debt	601,261	—	32,910	—	634,171
Other long-term liabilities	44,817	34,512	81,786	—	161,115
Intercompany accounts	(230,075)	(40,526)	270,601	—	—
Titan stockholders' equity	662,843	450,296	238,386	(688,682)	662,843
Noncontrolling interests	—	—	—	26,073	26,073
Total liabilities and stockholders’ equity	$1,092,553	$523,233	$1,101,172	$(662,609)	$2,054,349

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$103,154	$4	$85,956	$—	$189,114
Accounts receivable	(72)	128,917	168,953	—	297,798
Inventories	—	142,070	224,315	—	366,385
Prepaid and other current assets	49,438	17,021	59,239	—	125,698
Total current assets	152,520	288,012	538,463	—	978,995
Property, plant and equipment, net	11,497	208,734	348,113	—	568,344
Investment in subsidiaries	527,489	—	86,189	(613,678)	—
Other assets	35,564	499	109,705	—	145,768
Total assets	$727,070	$497,245	$1,082,470	$(613,678)	$1,693,107
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$145,801	$—	$145,801
Accounts payable	1,000	21,222	157,843	—	180,065
Other current liabilities	13,911	55,290	66,634	—	135,835
Total current liabilities	14,911	76,512	370,278	—	461,701
Long-term debt	312,881	—	128,557	—	441,438
Other long-term liabilities	44,512	35,482	89,361	—	169,355
Intercompany accounts	(239,688)	(34,272)	273,960	—	—
Titan stockholders' equity	594,454	419,523	220,314	(639,837)	594,454
Noncontrolling interests	—	—	—	26,159	26,159
Total liabilities and stockholders’ equity	$727,070	$497,245	$1,082,470	$(613,678)	$1,693,107

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Three Months Ended March 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(4,453)	$9,099	$16,634	$21,280
Cash flows from investing activities:
Capital expenditures	(1,955)	(9,099)	(10,120)	(21,174)
Other, net	—	—	(219)	(219)
Net cash used for investing activities	(1,955)	(9,099)	(10,339)	(21,393)
Cash flows from financing activities:
Proceeds from borrowings	345,313	—	—	345,313
Payment on debt	—	—	(18,059)	(18,059)
Term loan borrowing	—	—	10,818	10,818
Convertible note conversion	(14,090)	—	—	(14,090)
Proceeds from exercise of stock options	739	—	—	739
Excess tax benefit from stock options exercised	(29)	—	—	(29)
Payment of financing fees	(5,064)	—	—	(5,064)
Dividends paid	(243)	—	—	(243)
Net cash provided by (used for) financing activities	326,626	—	(7,241)	319,385
Effect of exchange rate change on cash	—	—	61	61
Net increase (decrease) in cash and cash equivalents	320,218	—	(885)	319,333
Cash and cash equivalents, beginning of period	103,154	4	85,956	189,114
Cash and cash equivalents, end of period	$423,372	$4	$85,071	$508,447

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Three Months Ended March 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(7,535)	$6,025	$22,158	$20,648
Cash flows from investing activities:
Capital expenditures	(1,378)	(6,046)	(731)	(8,155)
Other, net	—	21	87	108
Net cash used for investing activities	(1,378)	(6,025)	(644)	(8,047)
Cash flows from financing activities:
Payment on debt	—	—	(12,444)	(12,444)
Proceeds from exercise of stock options	370	—	—	370
Excess tax benefit from stock options exercised	6	—	—	6
Dividends paid	(211)	—	—	(211)
Net cash provided by (used for) financing activities	165	—	(12,444)	(12,279)
Effect of exchange rate change on cash	—	—	(184)	(184)
Net increase (decrease) in cash and cash equivalents	(8,748)	—	8,886	138
Cash and cash equivalents, beginning of period	125,266	4	3,900	129,170
Cash and cash equivalents, end of period	$116,518	$4	$12,786	$129,308

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of these financial statements with a narrative from the perspective of the management of Titan International, Inc. (Titan or the Company) on Titan's financial condition, results of operations, liquidity and other factors which may affect the Company's future results. The MD&A in this quarterly report should be read in conjunction with the MD&A in Titan's 2012 annual report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2013.

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

Agricultural Market: Titan's agricultural rims, wheels, tires and undercarriage systems and components are manufactured for use on various agricultural and forestry equipment, including tractors, combines, skidders, plows, planters and irrigation equipment, and are sold directly to OEMs and to the aftermarket through independent distributors, equipment dealers and Titan's own distribution centers.

Earthmoving/Construction Market: The Company manufactures rims, wheels, tires and undercarriage systems and components for various types of off-the-road (OTR) earthmoving, mining, military and construction equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, articulated dump trucks, load transporters, haul trucks and backhoe loaders.

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

The table provides highlights for the quarter ended March 31, 2013, compared to 2012 (amounts in thousands):

	2013	2012	% Increase (Decrease)
Net sales	$578,387	$463,088	25%
Gross profit	96,751	93,363	4%
Income from operations	47,883	58,671	(18)%
Net income	19,389	35,394	(45)%

The Company recorded sales of $578.4 million for the first quarter of 2013, which were approximately 25% higher than the first quarter 2012 sales of $463.1 million. The higher sales levels were primarily the result of recent acquisitions including the August 2012 acquisition of the Planet Group of companies based in Perth, Australia, and the October 2012 acquisition of Titan Europe, as well as increased demand in the Company's agricultural segment.

The Company's gross profit was $96.8 million, or 16.7% of net sales, for the first quarter of 2013, compared to $93.4 million, or 20.2%, of net sales, in 2012. Income from operations was $47.9 million for the first quarter of 2013, compared to $58.7 million in 2012. Net income was $19.4 million for the first quarter of 2013, compared to net income of $35.4 million in 2012. Basic income per share was $.38 in the first quarter of 2013, compared to $.84 in 2012.

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

Inventories
Inventories are valued at lower of cost or market. At March 31, 2013, approximately 17% of the Company's inventories were valued under the last-in, first-out (LIFO) method. The majority of steel material inventory and related work-in-process and finished goods are accounted for under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. Market value is estimated based on current selling prices. Estimated provisions are established for slow-moving and obsolete inventory.

Income Taxes
Deferred income tax provisions are determined using the liability method whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and income tax basis of assets and liabilities. The Company assesses the realizability of its deferred tax asset positions and recognizes and measures uncertain tax positions in accordance with accounting standards for income taxes.

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. The Company has three frozen defined benefit pension plans in the United States and pension plans in six foreign countries. During the first three months of 2013, the Company contributed cash funds of $1.5 million to its frozen defined benefit pension plans. Titan expects to contribute approximately $5.3 million to these frozen defined benefit pension plans during the remainder of 2013. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 25 to the Company's financial statements on Form 10-K for the fiscal year ended December 31, 2012.

Product Warranties
The Company provides limited warranties on workmanship on its products in all market segments. The majority of the Company's products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. Actual warranty experience may differ from historical experience. The Company's warranty accrual was $27.8 million at March 31, 2013, and $27.5 million at December 31, 2012.

SUBSEQUENT EVENT

Titan Italy Earthquake Insurance Settlement
In May of 2012, Titan Europe's wheel manufacturing facility in Finale Emilia, Italy experienced damage from an earthquake.  The plant was closed for production during initial remedial work. This resulted in a limited transfer of production to other facilities within Titan Europe as well as sourcing product from facilities in the US owned by Titan and competitors.  The full restoration of the facility is a lengthy project that will continue through 2014.  In April of 2013, Titan reached a preliminary agreement subject to final approval with the insurance companies to settle the claim for 35 million Euros net of deductible and other fees.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Highlights for the three months ended March 31, 2013, compared to 2012 (amounts in thousands):

	Three months ended
	March 31,
	2013	2012
Net sales	$578,387	$463,088
Cost of sales	481,636	369,725
Gross profit	96,751	93,363
Gross profit percentage	16.7%	20.2%

Net Sales
Net sales for the quarter ended March 31, 2013, were $578.4 million compared to $463.1 million in 2012, an increase of 25%. Sales increased approximately 35% from the inclusion of recently acquired entities including $148.7 million at Titan Europe. Sales volume was consistent with the prior year.  The increase in net sales was partially offset by a price/mix reduction which resulted largely from decreased raw material prices that were primarily passed on to customers and decreased sales approximately 9%, and unfavorable currency translation which decreased sales by approximately 2%.

Cost of Sales and Gross Profit
Cost of sales was $481.6 million for the quarter ended March 31, 2013, compared to $369.7 million in 2012. The higher cost of sales resulted primarily from the increase in sales levels. The cost of sales increased by approximately 30%, as compared to an approximate 25% increase in net sales.

Gross profit for the first quarter of 2013 was $96.8 million, or 16.7% of net sales, compared to $93.4 million, or 20.2% of net sales for the first quarter of 2012. Gross profit, as a percentage of net sales, decreased as lower raw material costs were passed on to customers before being fully realized by the Company. Titan Europe provided gross profit of $17.9 million, or 12.0% of net sales. Titan Europe margins were negatively affected by decreased earthmoving/construction demand in Europe.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):

	Three months ended
	March 31,
	2013	2012
Selling, general and administrative	$42,443	$30,835
Percentage of net sales	7.3%	6.7%

Selling, general and administrative (SG&A) expenses for the first quarter of 2013 were $42.4 million, or 7.3% of net sales, compared to $30.8 million, or 6.7% of net sales, for 2012.  The higher SG&A expenses were primarily the result of approximately $18 million of SG&A expenses at recently acquired facilities, partially offset by a decrease of incentive compensation of approximately $8 million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):

	Three months ended
	March 31,
	2013	2012
Research and development	$2,702	$1,508
Percentage of net sales	0.5%	0.3%

Research and development (R&D) expenses for the first quarter of 2013 were $2.7 million, or 0.5% of net sales, compared to $1.5 million, or 0.3% of net sales, for 2012. Approximately $1 million of R&D expenses of recently acquired facilities contributed to the increase.

Royalty Expense
Royalty expense was as follows (amounts in thousands):

	Three months ended
	March 31,
	2013	2012
Royalty expense	$3,723	$2,349

The Company has a trademark license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain tires in North America and Latin America under the Goodyear name.  The North American and Latin American farm tire royalties were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition. In May 2012, the Company and Goodyear entered into an agreement under which Titan will sell certain non-farm tire products directly to third party customers and pay a royalty to Goodyear. Royalty expenses were $3.7 million and $2.3 million for the first quarter of 2013 and 2012, respectively. As sales subject to the license agreement increased in the first quarter of 2013, the Company's royalty expense increased accordingly.

Income from Operations
Income from operations was as follows (amounts in thousands):

	Three months ended
	March 31,
	2013	2012
Income from operations	$47,883	$58,671
Percentage of net sales	8.3%	12.7%

Income from operations for the first quarter of 2013, was $47.9 million, or 8.3% of net sales, compared to $58.7 million, or 12.7% of net sales, in 2012.  This decrease was the net result of the items previously discussed above.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense
Interest expense was as follows (amounts in thousands):

	Three months ended
	March 31,
	2013	2012
Interest expense	$10,441	$6,295

Interest expense was $10.4 million and $6.3 million for the quarters ended March 31, 2013, and 2012, respectively. Interest expense for the first quarter of 2013 increased primarily as a result of interest expense at the recently acquired Titan Europe Plc of approximately $3 million.

Convertible Debt Conversion Charge
Convertible debt conversion charge was as follows (amounts in thousands):

	Three months ended
	March 31,
	2013	2012
Convertible debt conversion charge	$7,273	$—

In the first quarter of 2013, the Company closed an Exchange Agreement with a note holder of the convertible notes. The two parties privately negotiated an agreement to exchange approximately $52.7 million in aggregate principal amount of the convertible notes for approximately 4.9 million shares of the Company's common stock plus a cash payment totaling $14.2 million. In connection with this exchange, the Company recognized a charge of $7.3 million in accordance with accounting standards for debt conversion.

Other Income
Other income was as follows (amounts in thousands):

	Three months ended
	March 31,
	2013	2012
Other income	$1,419	$3,111

Other income was $1.4 million for the quarter ended March 31, 2013, as compared to other income of $3.1 million in 2012.  The Company recorded income of $0.9 million in discount amortization on prepaid royalty for the quarter ended March 31, 2013. For the first quarter of 2012, the Company recorded a $1.3 million gain on contractual obligation investments and $1.0 million in discount amortization on prepaid royalty.

Income Taxes
Income taxes were as follows (amounts in thousands):

	Three months ended
	March 31,
	2013	2012
Income tax expense	$12,199	$20,093

The Company recorded income tax expense of $12.2 million for the quarter ended March 31, 2013, as compared to $20.1 million in 2012.   The Company's effective income tax rate was 39% and 36% for the three months ended March 31, 2013 and 2012, respectively. The Company's 2013 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of state tax expense, expense for unrecognized tax benefits, foreign earnings, domestic production activities deduction, and tax deductible expenses related to the convertible bond repurchase.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Net Income
Net income was as follows (amounts in thousands):

	Three months ended
	March 31,
	2013	2012
Net income	$19,389	$35,394

Net income for the first quarter of March 31, 2013, was $19.4 million, compared to $35.4 million in 2012. For the quarters ended March 31, 2013 and 2012, basic earnings per share were $.38 and $.84, respectively, and diluted earnings per share were $.30 and $.68, respectively. The Company's net income and earnings per share were lower due to the items previously discussed.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	Three months ended
	March 31,
	2013	2012
Net sales	$310,553	$295,805
Gross profit	54,070	66,092
Income from operations	41,615	60,663

Net sales in the agricultural market were $310.6 million for the quarter ended March 31, 2013, as compared to $295.8 million in 2012, an increase of 5% . Sales increased approximately 16% from the inclusion of recently acquired entities. Sales volume was approximately 6% higher as the result of increased demand in the Company's agricultural segment.  The increase in net sales was partially offset by a price/mix reduction which resulted largely from decreased raw material costs passed through to customers that decreased sales approximately 15%, and unfavorable currency translation which decreased sales by approximately 2%.

Gross profit in the agricultural market was $54.1 million for the quarter ended March 31, 2013 , as compared to $66.1 million in 2012.  Income from operations in the agricultural market was $41.6 million for the quarter ended March 31, 2013, as compared to $60.7 million in 2012.  The Company's gross profit and income from operations decreased primarily as lower raw material costs were passed on to customers before being fully realized by the Company.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):

	Three months ended
	March 31,
	2013	2012
Net sales	$209,616	$104,568
Gross profit	37,495	22,347
Income from operations	20,679	20,401

The Company's earthmoving/construction market net sales were $209.6 million for the quarter ended March 31, 2013, as compared to $104.6 million in 2012, an increase of 100%. Sales increased approximately 109% from the inclusion of recently acquired entities, primarily Titan Europe which recorded earthmoving/construction sales of $100.0 million. Sales increased approximately 13% as the result of price/mix improvements from stronger demand for larger products used in the mining industry. The increase in net sales was partially offset by decreased volume of 22%.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Gross profit in the earthmoving/construction market was $37.5 million for the quarter ended March 31, 2013, as compared to $22.3 million in 2012. The Company's earthmoving/construction market income from operations was $20.7 million for the quarter ended March 31, 2013, as compared to $20.4 million in 2012. The Company's gross profit and income from operations benefited from sales mix changes to larger products that generally carry higher margins. Gross profit and income from operations were negatively affected by decreased European demand in the earthmoving/construction market.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	Three months ended
	March 31,
	2013	2012
Net sales	$58,218	$62,715
Gross profit	6,147	5,699
Income from operations	3,142	3,102

Consumer market net sales were $58.2 million for quarter ended March 31, 2013, as compared to $62.7 million in 2012, a decrease of 7% .  The decrease in net sales was primarily the result of unfavorable currency translation on consumer product sales in Latin America.

Gross profit from the consumer market was $6.1 million for the quarter ended March 31, 2013, as compared to $5.7 million in 2012. Consumer market income from operations was $3.1 million for the quarter ended March 31, 2013, as compared to operations of $3.1 million in 2012.

Segment Summary (Amounts in thousands)

Three months ended March 31, 2013	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$310,553	$209,616	$58,218	$—	$578,387
Gross profit (loss)	54,070	37,495	6,147	(961)	96,751
Income (loss) from operations	41,615	20,679	3,142	(17,553)	47,883
Three months ended March 31, 2012
Net sales	$295,805	104,568	$62,715	$—	$463,088
Gross profit (loss)	66,092	22,347	5,699	(775)	93,363
Income (loss) from operations	60,663	20,401	3,102	(25,495)	58,671

Corporate Expenses
Income from operations on a segment basis does not include corporate expenses totaling $17.6 million for the quarter ended March 31, 2013, as compared to $25.5 million for 2012.

Corporate expenses for the first quarter of 2013 were composed of selling and marketing expenses of approximately $8 million and administrative expenses of approximately $10 million.

Corporate expenses for the first quarter of 2012 were composed of selling and marketing expenses of approximately $8 million and administrative expenses of approximately $17 million.

Corporate administrative expenses were approximately $8 million lower in the first quarter of 2013 primarily due to a decrease in incentive compensation of approximately $8 million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

MARKET RISK SENSITIVE INSTRUMENTS
The Company's risks related to foreign currencies, commodity prices and interest rates are consistent with those for 2012. For more information, see the “Market Risk Sensitive Instruments” discussion in the Company's Form 10-K for the fiscal year ended December 31, 2012.

PENSIONS
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. These plans are described in Note 25 of the Company's Notes to Consolidated Financial Statements in the 2012 Annual Report on Form 10-K.

The Company's recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined by the Company with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. Titan expects to contribute approximately $5.3 million to these frozen defined pension plans during the remainder of 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of March 31, 2013, the Company had $508.4 million of cash within various bank accounts.  The cash balance increased by $319.3 million from December 31, 2012, due to the following items.

(amounts in thousands)	March 31,	December 31,
	2013	2012	Change
Cash	$508,447	$189,114	$319,333

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Three months ended March 31,
	2013	2012	Change
Net income	$19,389	$35,394	$(16,005)
Depreciation and amortization	19,984	11,843	8,141
Convertible debt conversion charge	7,273	—	7,273
Deferred income tax provision	37	(8,091)	8,128
Accounts receivable	(34,978)	(54,988)	20,010
Inventories	(16,310)	(22,449)	6,139
Accounts payable	33,902	35,334	(1,432)
Other current liabilities	(4,266)	11,580	(15,846)
Other operating activities	(3,751)	12,025	(15,776)
Cash provided by operating activities	$21,280	$20,648	$632

For the first quarter of 2013, operating activities provided cash of $21.3 million, which included net income of $19.4 million and an increase in accounts payable of $33.9 million. Net income included $20.0 million of noncash charges for depreciation and amortization. Positive cash inflows were offset by increases in accounts receivable and inventory of $35.0 million and $16.3 million, respectively.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

In the first quarter of 2012, operating activities provided cash of $20.6 million. This cash was primarily used to fund increases in accounts receivable and inventory of $55.0 million and $22.4 million, respectively, offset by higher accounts payable of $35.3 million. Net income of $35.4 million included $11.8 million of noncash charges for depreciation and amortization.

Operating cash flows increased $0.6 million when comparing the first quarter of 2013 to the first quarter of 2012. The net income in the first quarter of 2013 was $16.0 million lower than net income for the first quarter of 2012. Partially contributing to this was increased depreciation and amortization of $8.1 million and a convertible debt conversion charge of $7.3 million. When comparing the first three months of 2013 to the first three months of 2012, cash flows from accounts receivable increased $20.0 million, which was partially offset by decreased other current liabilities of $15.8 million.

The Company's inventory and accounts receivable balances were higher at March 31, 2013, as compared to December 31, 2012. Days sales in inventory decreased to 83 days at March 31, 2013, compared to 86 days at December 31, 2012. Days sales outstanding decreased to 51 days at March 31, 2013, from 54 days at December 31, 2012.

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Three months ended March 31,
	2013	2012	Change
Capital expenditures	$(21,174)	$(8,155)	$(13,019)
Other investing activities	(219)	108	(327)
Cash used for investing activities	$(21,393)	$(8,047)	$(13,346)

Net cash used for investing activities was $21.4 million in the first quarter of 2013, as compared to $8.0 million in the first quarter of 2012. The Company invested a total of $21.2 million in capital expenditures in the first quarter of 2013, compared to $8.2 million in 2012. The 2013 and 2012 expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan's existing business and maintaining existing equipment.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Three months ended March 31,
	2013	2012	Change
Proceeds from borrowings	$345,313	$—	$345,313
Term loan borrowing	10,818	—	10,818
Proceeds from exercise of stock options	739	370	369
Convertible note conversion	(14,090)	—	(14,090)
Payment of financing fees	(5,064)	—	(5,064)
Payment on debt	(18,059)	(12,444)	(5,615)
Excess tax benefit from stock options exercised	(29)	6	(35)
Dividends paid	(243)	(211)	(32)
Cash provided by (used for) financing activities	$319,385	$(12,279)	$331,664

In the first quarter of 2013, $319.4 million of cash was provided by financing activities. This cash was primarily provided by proceeds from the issuance of $345.3 million of additional 7.875% senior secured notes due 2017. This was partially offset by payment on debt of $18.1 million, primarily at the Company's European facilities.

In the first quarter of 2012, $12.3 million of cash was used for financing activities. This cash was primarily used for the payment on term loan borrowings of $12.4 million that was originally borrowed to provide working capital for Titan's Latin American operations.

Financing cash flows increased by $331.7 million when comparing the first quarter of 2013 to 2012. This increase was primarily the result of the additional issuance of 7.875% senior secured notes due 2017.

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
The Company did not meet certain financial covenants at December 31, 2012. The Company was in compliance with these covenants as of March 31, 2013, as the covenants were not met for only one of two testing periods. The credit facilities containing these covenants were paid off in the second quarter of 2013.
The Company’s revolving credit facility (credit facility) contains various restrictions, including:

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

Liquidity Outlook
At March 31, 2013, the Company had $508.4 million of cash and cash equivalents and no outstanding borrowings on the Company's $150 million credit facility. The cash and cash equivalents balance of $508.4 million includes $84.8 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations, with the exception of intercompany loans to foreign subsidiaries totaling $24.0 million at March 31, 2013. However, if foreign funds were needed for U.S. operations, the Company would be required to accrue and pay taxes to repatriate the funds.

In April 2013, the Company used approximately $110 million of cash to pay off certain Titan Europe credit facilities and also settled the related derivative financial instruments.

Capital expenditures for the remainder of 2013 are forecasted to be approximately $50 million.  Cash payments for interest are currently forecasted to be approximately $30 million for the remainder of 2013 based on March 31, 2013 debt balances. The forecasted interest payments are comprised primarily of a semi-annual payment of $20.7 million for the 7.875% senior secured notes due on October 1.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

MARKET CONDITIONS AND OUTLOOK
In the first quarter of 2013, Titan experienced higher sales when compared to the sales levels in the first quarter of 2012.  The higher sales were primarily the result of increased demand in the Company's agricultural segment, as well as recent acquisitions including the August 2012 acquisition of the Planet Group of companies based in Perth, Australia, and the October 2012 acquisition of Titan Europe. For the remainder of 2013, the Company expects sales to continue at similar levels.

Energy, raw material and petroleum-based product costs have been volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

In March 2013, the employees covered by their respective collective bargaining agreements at the Company's Bryan, Ohio, Freeport, Illinois, and Des Moines, Iowa facilities, which account for approximately 50% of the Company's U.S. employees, voted to accept a new four year contract. As of December 31, 2012, the employees of these three facilities were working without a contract under the terms of the Company's latest offer.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were higher in the first quarter of 2013 when compared to the first quarter of 2012.  The Titan Europe acquisition and continued strong demand contributed to the higher sales levels. The increase in the global population and the rising middle class in emerging countries may help grow future demand.  The gradual increase in the use of biofuels may help sustain future production.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving and mining sales were significantly higher in the first quarter of 2013 when compared to the first quarter of 2012. Recent acquisitions contributed to the higher sales levels. Although metals, oil and gas prices may fluctuate in the short-term, in the long-term, these prices are expected to remain at levels that are attractive for continued investment, which should help support future earthmoving and mining sales.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and the on-going banking and credit issues.  For the remainder of 2013, the Company expects demand to remain weaker driven by the European earthmoving/construction market.

CONSUMER MARKET OUTLOOK
Consumer market sales were lower in the first quarter of 2013, when compared to the first quarter of 2012. The decrease in net sales was primarily the result of unfavorable currency translation on consumer product sales in Latin America. Consumer market sales may fluctuate from period to period.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the Company's 2012 Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

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

Item 1A. Risk Factors

See the Company's 2012 Annual Report filed on Form 10-K (Item 1A). There has been no material change in this information.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	April 24, 2013	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL G. REITZ
Paul G. Reitz
Chief Financial Officer
(Principal Financial Officer)