Form 10-Q
period 2013-06-30
TITAN INTERNATIONAL INC
filed 2013-07-24
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: June 30, 2013
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	July 22, 2013

Common stock, no par value per share	53,539,136

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$593,291	$459,233	$1,171,678	$922,321
Cost of sales	506,636	377,147	988,272	746,872
Gross profit	86,655	82,086	183,406	175,449
Selling, general and administrative expenses	43,653	23,410	86,096	54,245
Research and development expenses	2,801	1,189	5,503	2,697
Royalty expense	3,295	2,652	7,018	5,001
Supply agreement termination income	—	(26,134)	—	(26,134)
Income from operations	36,906	80,969	84,789	139,640
Interest expense	(13,069)	(6,217)	(23,510)	(12,512)
Convertible debt conversion charge	—	—	(7,273)	—
Gain on earthquake insurance recovery	22,451	—	22,451	—
Other income (expense)	(2,429)	613	(1,010)	3,724
Income before income taxes	43,859	75,365	75,447	130,852
Provision for income taxes	21,003	31,040	33,202	51,133
Net income	22,856	44,325	42,245	79,719
Net income (loss) attributable to noncontrolling interests	(361)	269	(447)	244
Net income attributable to Titan	$23,217	$44,056	$42,692	$79,475

Earnings per common share:
Basic	$.43	$1.05	$.81	$1.89
Diluted	$.40	$.84	$.74	$1.53
Average common shares and equivalents outstanding:
Basic	53,426	42,158	52,625	42,132
Diluted	59,504	53,516	59,527	53,492

Dividends declared per common share:	$.005	$.005	$.010	$.010

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(All amounts in thousands)

	Three months ended
	June 30,
	2013	2012
Net income	$22,856	$44,325
Unrealized (loss) on investments, net of tax of $0 and $3,276, respectively	—	(5,580)
Currency translation adjustment, net	(25,171)	(8,136)
Pension liability adjustments, net of tax of $586 and $491, respectively	1,070	836
Comprehensive income (loss)	(1,245)	31,445
Net comprehensive income (loss) attributable to noncontrolling interests	(3,167)	269
Comprehensive income attributable to Titan	$1,922	$31,176

	Six months ended
	June 30,
	2013	2012
Net income	$42,245	$79,719
Unrealized gain (loss) on investments, net of tax of $0 and $199, respectively	(3)	337
Currency translation adjustment, net	(25,367)	(4,569)
Pension liability adjustments, net of tax of $1,113 and $982, respectively	2,021	1,672
Comprehensive income	18,896	77,159
Net comprehensive income (loss) attributable to noncontrolling interests	(3,158)	244
Comprehensive income attributable to Titan	$22,054	$76,915

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except share data)

	June 30,	December 31,
Assets	2013	2012
Current assets
Cash and cash equivalents	$424,387	$189,114
Accounts receivable, net	335,854	297,798
Inventories	368,963	366,385
Deferred income taxes	30,208	50,558
Prepaid and other current assets	87,557	92,268
Total current assets	1,246,969	996,123
Property, plant and equipment, net	554,154	568,344
Goodwill	22,343	24,941
Deferred income taxes	7,566	8,383
Other assets	113,515	112,444
Total assets	$1,944,547	$1,710,235
Liabilities and Equity
Current liabilities
Short-term debt	$105,110	$145,801
Accounts payable	211,878	180,065
Other current liabilities	134,172	141,214
Total current liabilities	451,160	467,080
Long-term debt	638,846	441,438
Deferred income taxes	50,305	62,259
Other long-term liabilities	103,518	107,096
Total liabilities	1,243,829	1,077,873
Equity
Titan stockholders' equity
Common stock (no par, 120,000,000 shares authorized, 55,253,092 and 50,350,048 issued, respectively)	—	—
Additional paid-in capital	556,455	507,199
Retained earnings	215,564	173,407
Treasury stock (at cost, 1,724,107 and 1,787,844 shares, respectively)	(15,873)	(16,445)
Treasury stock reserved for deferred compensation	(1,075)	(1,075)
Accumulated other comprehensive loss	(77,107)	(56,469)
Total Titan stockholders’ equity	677,964	606,617
Noncontrolling interests	22,754	25,745
Total equity	700,718	632,362
Total liabilities and equity	$1,944,547	$1,710,235

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2013	48,562,204	$507,199	$173,407	$(16,445)	$(1,075)	$(56,469)	$606,617	$25,745	$632,362
Net income			42,692				42,692	(447)	42,245
Currency translation adjustment						(22,656)	(22,656)	(2,711)	(25,367)
Pension liability adjustments, net of tax						2,021	2,021		2,021
Unrealized loss on investment						(3)	(3)		(3)
Dividends on common stock			(535)				(535)		(535)
Note conversion	4,903,044	45,903					45,903		45,903
Exercise of stock options	48,568	405		436			841		841
Acquisition							—	167	167
Stock-based compensation		2,800					2,800		2,800
Tax benefit related to stock-based compensation		(42)					(42)		(42)
Issuance of treasury stock under 401(k) plan	15,169	190		136			326		326
Balance June 30, 2013	53,528,985	$556,455	$215,564	$(15,873)	$(1,075)	$(77,107)	$677,964	$22,754	$700,718

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2013	2012
Net income	$42,245	$79,719
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	40,031	23,553
Amortization of debt premium	(1,202)	—
Deferred income tax provision	9,213	572
Convertible debt conversion charge	7,273	—
Gain on earthquake insurance recovery	(22,451)	—
Supply agreement termination income	—	(26,134)
Stock-based compensation	2,800	2,175
Excess tax benefit from stock options exercised	42	(190)
Insurance proceeds	35,808	—
Issuance of treasury stock under 401(k) plan	326	293
(Increase) decrease in assets:
Accounts receivable	(48,349)	(51,659)
Inventories	(14,599)	(26,335)
Prepaid and other current assets	(15,634)	(11,305)
Other assets	4,818	2,342
Increase (decrease) in liabilities:
Accounts payable	42,014	37,346
Other current liabilities	(402)	(259)
Other liabilities	4,677	18,565
Net cash provided by operating activities	86,610	48,683
Cash flows from investing activities:
Capital expenditures	(36,068)	(19,006)
Acquisitions, net of cash acquired	(1,671)	—
Additional equity investment in Wheels India	(8,017)	—
Insurance proceeds	2,879	—
Other	179	453
Net cash used for investing activities	(42,698)	(18,553)
Cash flows from financing activities:
Proceeds from borrowings	345,313	—
Payment on debt	(155,082)	(14,226)
Term loan borrowing	25,157	4,378
Convertible note conversion	(14,090)	—
Proceeds from exercise of stock options	841	887
Excess tax benefit from stock options exercised	(42)	190
Payment of financing fees	(5,452)	—
Dividends paid	(511)	(423)
Net cash provided by (used for) financing activities	196,134	(9,194)
Effect of exchange rate changes on cash	(4,773)	(656)
Net increase in cash and cash equivalents	235,273	20,280
Cash and cash equivalents, beginning of period	189,114	129,170
Cash and cash equivalents, end of period	$424,387	$149,450

Supplemental information:
Interest paid	$16,375	$11,856
Income taxes paid	$37,207	$46,944
Noncash investing and financing information:
Issuance of common stock for convertible debt payment	$45,903	$—
 See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.	ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary for a fair statement of the Company's financial position as of June 30, 2013, and the results of operations and cash flows for the three and six months ended June 30, 2013 and 2012.

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

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 7.875% senior secured notes due 2017 (senior secured notes) and 5.625% convertible senior subordinated notes due 2017 (convertible notes) are carried at cost of $544.1 million and $60.2 million at June 30, 2013, respectively. The fair value of the senior secured notes at June 30, 2013, as obtained through an independent pricing source, was approximately $579.5 million.

Cash dividends
The Company declared cash dividends of $.005 and $.010 per share of common stock for each of the three and six months ended June 30, 2013, and 2012. The second quarter 2013 cash dividend of $.005 per share of common stock was paid July 15, 2013, to stockholders of record on June 28, 2013.

Interest paid
Titan paid $0.8 million and $0.3 million for interest for the quarters ended June 30, 2013 and 2012, respectively, and $16.4 million and $11.9 million for interest for the six months ended June 30, 2013 and 2012, respectively.

Income taxes paid
Titan paid $27.2 million and $37.0 million for income taxes for the quarters ended June 30, 2013 and 2012, respectively, and $37.2 million and $46.9 million for income taxes for the six months ended June 30, 2013 and 2012, respectively.

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

The purchase price allocation of the Titan Europe acquisition consisted of the following (amounts in thousands):

Cash	$39,122
Accounts receivable	128,585
Inventories	178,407
Deferred income taxes - current asset	22,068
Prepaid & other current assets	21,745
Earthquake insurance receivable	17,024
Property, plant & equipment	217,309
Investment in Wheels India Limited	36,804
Other assets	8,414
Short term debt	(96,822)
Accounts payable	(142,752)
Other current liabilities	(56,391)
Long term debt	(158,183)
Deferred income taxes - noncurrent liability	(12,636)
Other noncurrent liabilities	(31,874)
Net assets acquired	$170,820

The purchase price allocation has changed from that reported in the Form 10-K for the year ended December 31, 2012, and the 10-Q for the quarter ended March 31, 2013. Titan Europe's wheel manufacturing facility in Finale Emilia, Italy experienced damage from an earthquake in May 2012, prior to Titan's acquisition of Titan Europe.  The plant was closed for production during initial remedial work. This resulted in a limited transfer of production to other facilities within Titan Europe as well as sourcing product from facilities in the US owned by Titan and competitors.  In the second quarter of 2013, Titan received a final insurance settlement payment of $38.7 million. As a result of this information, Titan has recorded an earthquake insurance receivable of $17.0 million, decreased the current deferred income taxes by $5.3 million, and recorded bargain purchase gain of $11.7 million for the year ended December 31, 2012.

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

Pro forma financial information is as follows (in thousands, except per share data):

Six Months ended June 30, 2012
Net sales	$1,313,277
Net income	87,344
Net income attributable to Titan	87,100
Basic earnings per share	$1.80
Diluted earnings per share	1.50

The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2012, nor is it necessarily indicative of Titan's future consolidated results of operations or financial position.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (amounts in thousands):

	June 30, 2013	December 31, 2012
Accounts receivable	$343,599	$302,928
Allowance for doubtful accounts	(7,745)	(5,130)
Accounts receivable, net	$335,854	$297,798

Accounts receivable are reduced by an allowance for doubtful accounts which is based on historical losses.

4. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	June 30, 2013	December 31, 2012
Raw material	$134,840	$153,308
Work-in-process	56,789	69,030
Finished goods	184,750	154,785
	376,379	377,123
Adjustment to LIFO basis	(7,416)	(10,738)
	$368,963	$366,385

At June 30, 2013, approximately 14% of the Company's inventories were valued under the last-in, first-out (LIFO) method. At December 31, 2012, approximately 16% of the Company's inventories were valued under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. All inventories are valued at lower of cost or market. The LIFO reserve decreased primarily as a result of the composition of inventory. An overall increase in raw material relative to total inventory resulted in a greater decrease in the FIFO cost versus the LIFO cost.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following (amounts in thousands):

	June 30, 2013	December 31, 2012
Land and improvements	$64,270	$66,012
Buildings and improvements	190,173	192,135
Machinery and equipment	566,225	555,261
Tools, dies and molds	103,112	117,341
Construction-in-process	57,396	49,136
	981,176	979,885
Less accumulated depreciation	(427,022)	(411,541)
	$554,154	$568,344

Depreciation on fixed assets for the six months ended June 30, 2013 and 2012, totaled $37.8 million and $22.6 million, respectively.

Included in the total building and improvements are capital leases of $4.4 million and $4.5 million at June 30, 2013, and December 31, 2012, respectively. Included in the total of machinery and equipment are capital leases of $35.8 million and $36.0 million at June 30, 2013, and December 31, 2012, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill consisted of the following (amounts in thousands):

	2013			2012
		Earthmoving/			Earthmoving/
	Agricultural	Construction		Agricultural	Construction
	Segment	Segment	Total	Segment	Segment	Total
Goodwill balance, January 1	$11,522	$13,419	$24,941	$19,841	$—	$19,841
Acquisition adjustment	—	—	—	(7,289)	—	(7,289)
Foreign currency translation	(993)	(1,605)	(2,598)	(904)	—	(904)
Goodwill balance, June 30	$10,529	$11,814	$22,343	$11,648	$—	$11,648

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The components of intangible assets consisted of the following (amounts in thousands):

	Weighted- Average Useful Lives (in Years)	June 30, 2013	December 31, 2012
Amortizable intangible assets:
Customer relationships	14.0	17,125	19,357
Patents, trademarks and other	2.2	3,297	3,658
Total at cost		20,422	23,015
Less accumulated amortization		(2,777)	(1,807)
		17,645	21,208

Amortization related to intangible assets for the six months ended June 30, 2013 and 2012, totaled $1.2 million and $0.1 million, respectively. Intangible assets are included as a component of other assets in the consolidated condensed balance sheet.

The estimated aggregate amortization expense at June 30, 2013, is as follows (amounts in thousands):

July 1 - December 31, 2013	$1,053
2014	2,103
2015	1,732
2016	1,158
2017	1,096
Thereafter	10,503
$17,645

7. WARRANTY

Changes in the warranty liability consisted of the following (amounts in thousands):

	2013	2012
Warranty liability, January 1	$27,482	$17,659
Provision for warranty liabilities	24,078	15,568
Warranty payments made	(17,079)	(12,040)
Warranty liability, June 30	$34,481	$21,187

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

8. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2013	December 31, 2012
7.875% senior secured notes due 2017 - Issued 2013	$325,000	$—
Unamortized premium based on 7.875% notes issued 2013	19,111	—
7.875% senior secured notes due 2017 - Issued 2010	200,000	200,000
European credit facilities	82,114	202,097
5.625% convertible senior subordinated notes due 2017	60,161	112,881
Other debt	54,744	69,151
Capital leases	2,826	3,110
	743,956	587,239
Less amounts due within one year	105,110	145,801
	$638,846	$441,438

Aggregate maturities of long-term debt at June 30, 2013, were as follows (amounts in thousands):

July 1 - December 31, 2013	$102,426
2014	20,762
2015	9,857
2016	18,814
2017	589,589
Thereafter	2,508
$743,956

7.875% senior secured notes due 2017
The Company’s 7.875% senior secured notes (senior secured notes) are due October 2017.  These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport and Titan Wheel Corporation of Illinois.  The Company’s senior secured notes outstanding balance was $525.0 million at June 30, 2013 including $200.0 million issued in 2010 and $325.0 million issued in 2013. The 2013 amount was issued at a premium. Otherwise, all the notes have the same terms. The senior secured notes issued in 2013 have an imputed interest rate of 6.277% and an unamortized premium balance of $19.1 million at June 30, 2013.

Titan Europe credit facilities
The Titan Europe credit facilities contain borrowings from various institutions totaling $82.1 million at June 30, 2013. Maturity dates on this debt range from less than one year to eleven years and interest rates range from 2% to 6.9%. The European facilities are secured by the assets of select European subsidiaries.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5.625% convertible senior subordinated notes due 2017
The Company’s 5.625% convertible senior subordinated notes (convertible notes) are due January 2017.   The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The Company’s convertible notes balance was $60.2 million at June 30, 2013.

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

Revolving credit facility
The Company’s $150 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a December 2017 termination date and is collateralized by the accounts receivable and inventory of Titan and certain of its domestic subsidiaries.  During the first six months of 2013 and at June 30, 2013, there were no borrowings under the credit facility.

Other debt
Brazil Revolving Line of Credit
The Company's wholly-owned Brazilian subsidiary, Titan Pneus Do Brasil Ltda (Titan Brazil), has a revolving line of credit (Brazil line of credit) established with Bank of America Merrill Lynch Banco Multiplo S.A. in May 2011. Titan Brazil could borrow up to 16.0 million Brazilian Reais, which equates to approximately $7.2 million dollars as of June 30, 2013, for working capital purposes. Under the terms of the Brazil line of credit, borrowings, if any, bear interest at a rate of 1 month LIBOR plus 247 basis points. During the first six months of 2013 and at June 30, 2013 there were no borrowings outstanding on this line of credit.

Brazil Other Debt
Titan Brazil has working capital loans for the Sao Paulo, Brazil manufacturing facility totaling $9.3 million at June 30, 2013.

Australia Other Debt
Titan National Australia Holdings has capital leases totaling $1.2 million at June 30, 2013.

Titan Europe Other Debt
Titan Europe has overdraft facilities totaling $44.2 million at June 30, 2013.

Titan Europe Capital Leases
Titan Europe has capital lease obligations totaling $2.8 million at June 30, 2013.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

9. DERIVATIVE FINANCIAL INSTRUMENTS

Prior to the April 2013 payoff of its Term Loan with Bank of America, N.A. (BoA Term Loan), the Company used financial derivatives to mitigate its exposure to volatility in the interest rate and foreign currency exchange rate in Brazil. The Company used these derivative instruments to hedge exposure in the ordinary course of business and did not invest in derivative instruments for speculative purposes. In order to reduce interest rate and foreign currency risk on the BoA Term Loan, the Company entered into an interest rate swap agreement and cross currency swap transactions with Bank of America Merrill Lynch Banco Multiplo S.A. that was designed to convert the outstanding $5.0 million US Dollar based LIBOR loan to a Brazilian Real based CDI loan. The Company did not designate these agreements as a hedging instrument. Changes in the fair value of the cross currency swap were recorded in other income (expense) and changes in the fair value of the interest rate swap agreement were recorded as interest expense (or gain as an offset to interest expense). For the three months ended June 30, 2013, the Company recorded $(0.5) million of other expense and $0.0 million of interest expense related to these derivatives. For the six months ended June 30, 2013, the Company recorded $(0.6) million of other expense and $0.1 million of interest expense related to these derivatives.

The Company also used derivative financial instruments to manage its exposure to market risks from changes in interest rates in Europe. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is taken to interest expense. For the three months ended June 30, 2013, the Company recorded interest expense of $0.0 million related to these derivatives. For the six months ended June 30, 2013, the Company recorded an offset to interest expense of $1.1 million related to these derivatives.

10. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At June 30, 2013, future minimum rental commitments under noncancellable operating leases with initial terms of at least one year were as follows (amounts in thousands):

July 1 - December 31, 2013	$7,401
2014	7,320
2015	4,627
2016	3,590
2017	5,776
Total future minimum lease payments	$28,714

At June 30, 2013, the Company had assets held as capital leases with a net book value of $9.4 million included in property, plant and equipment. Total future capital lease obligations relating to these leases are as follows (amounts in thousands):

July 1 - December 31, 2013	$854
2014	899
2015	522
2016	304
2017	135
Thereafter	112
Total future capital lease obligation payments	2,826
Less amount representing interest	(171)
Present value of future capital lease obligation payments	$2,655

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

11. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors four 401(k) retirement savings plans in the U.S. and a number of defined contribution plans at foreign subsidiaries. The Company contributed approximately $3.2 million to the pension plans during the six months ended June 30, 2013 and expects to contribute approximately $3.6 million to the pension plans during the remainder of 2013.

The components of net periodic pension cost consisted of the following (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$214	$—	$386	$—
Interest cost	1,350	1,133	2,704	2,266
Expected return on assets	(1,396)	(1,252)	(2,792)	(2,504)
Amortization of unrecognized prior service cost	34	34	68	68
Amortization of net unrecognized loss	1,317	1,293	2,635	2,586
Net periodic pension cost	$1,519	$1,208	$3,001	$2,416

12. ROYALTY EXPENSE

The Company has a trademark license agreement with Goodyear to manufacture and sell certain tires in North America and Latin America under the Goodyear name.  The North American and Latin American farm tire royalties were prepaid for seven years as part of the 2011 Goodyear Latin American farm tire acquisition. In May 2012, the Company and Goodyear entered into an agreement under which Titan will sell certain non-farm tire products directly to third party customers and pay a royalty to Goodyear. Royalty expenses recorded were $3.3 million and $2.7 million for the quarters ended June 30, 2013 and 2012, respectively. Royalty expenses were $7.0 million and $5.0 million for the six months ended June 30, 2013 and 2012, respectively.

13. SUPPLY AGREEMENT TERMINATION INCOME

Supply agreement termination income consisted of the following (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Supply agreement termination income	$—	$26,134	$—	$26,134

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

14. GAIN ON EARTHQUAKE INSURANCE RECOVERY

Gain on earthquake insurance recovery consisted of the following (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Gain on earthquake insurance recovery	$22,451	$—	$22,451	$—

Titan Europe's wheel manufacturing facility in Finale Emilia, Italy experienced damage from an earthquake in May 2012, prior to Titan's acquisition of Titan Europe.  The plant was closed for production during initial remedial work. This resulted in a limited transfer of production to other facilities within Titan Europe as well as sourcing product from facilities in the US owned by Titan and competitors.  In the second quarter of 2013, Titan received a final insurance settlement payment of $38.7 million, which offset the earthquake insurance receivable and resulted in a gain of $22.5 million.

15. OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income	$1,530	$180	$1,931	$385
Discount amortization on prepaid royalty	787	933	1,703	1,972
Other income	468	181	1,238	665
Wheels India Limited equity gain	460	—	275	—
Building rental income	224	188	404	363
Investment gain (loss) related to contractual obligation investments	213	(473)	93	795
Currency exchange loss	(6,111)	(396)	(6,654)	(456)
	$(2,429)	$613	$(1,010)	$3,724

The Company's investment in Wheels India Limited increased from 35.9% to 41.7% during the second quarter of 2013.

16. INCOME TAXES

The Company recorded income tax expense of $21.0 million and $33.2 million for the three and six months ended June 30, 2013, respectively, as compared to $31.0 million and $51.1 million for the three and six months ended June 30, 2012. The Company's effective income tax rate was 44% and 39% for the six months ended June 30, 2013 and 2012, respectively.

The Company's 2013 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the Italian law changing the insurance proceeds from the earthquake to non-taxable. In addition, as a result of the reassessment of the realizability of the deferred tax assets, the valuation allowance was established on the Italy net deferred tax assets. This valuation allowance was needed due to the decrease in expectations related to taxable income related to the insurance proceeds becoming non-taxable as a result of the tax law change. Other items contributing to the rate difference are state tax expense, expense for unrecognized tax benefits, foreign earnings, domestic production activities deduction, and tax deductible expenses related to the convertible bond repurchase.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Accounting standards for income taxes provide that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination. The Company's unrecognized tax benefits were $17.9 million and $14.3 million as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, $14.2 million would affect income tax expense if recognized. The majority of the increase in unrecognized tax benefits relates to potential state tax exposures. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties included in the unrecognized tax benefits at June 30, 2013 and December 31, 2012 was $3.0 million and $2.4 million, respectively.

17. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended
	June 30, 2013			June 30, 2012
	Titan Net income	Weighted- average shares	Per share amount	Titan Net income	Weighted- average shares	Per share amount
Basic earnings per share	$23,217	53,426	$0.43	$44,056	42,158	$1.05
Effect of stock options/trusts	—	280		—	270
Effect of convertible notes	609	5,798		1,143	11,088
Diluted earnings per share	$23,826	59,504	$0.40	$45,199	53,516	$0.84

	Six months ended
	June 30, 2013			June 30, 2012
	Titan Net income	Weighted- average shares	Per share amount	Titan Net income	Weighted- average shares	Per share amount
Basic earnings per share	$42,692	52,625	$0.81	$79,475	42,132	$1.89
Effect of stock options/trusts	—	290		—	272
Effect of convertible notes	1,381	6,612		2,286	11,088
Diluted earnings per share	$44,073	59,527	$0.74	$81,761	53,492	$1.53

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

19. SEGMENT INFORMATION

The table below presents information about certain revenues and income from operations used by the chief executive officer of the Company for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues from external customers
Agricultural	$323,943	$288,993	$634,496	$584,798
Earthmoving/construction	208,226	110,541	417,842	215,109
Consumer	61,122	59,699	119,340	122,414
	$593,291	$459,233	$1,171,678	$922,321
Gross profit
Agricultural	$56,150	$59,501	$110,220	$125,593
Earthmoving/construction	26,820	19,562	64,315	41,909
Consumer	4,331	3,773	10,478	9,472
Unallocated corporate	(646)	(750)	(1,607)	(1,525)
	$86,655	$82,086	$183,406	$175,449
Income from operations
Agricultural	$45,686	$54,562	$87,301	$115,225
Earthmoving/construction	8,519	17,516	29,198	37,917
Consumer	1,027	27,416	4,169	30,518
Unallocated corporate	(18,326)	(18,525)	(35,879)	(44,020)
Income from operations	36,906	80,969	84,789	139,640

Interest expense	(13,069)	(6,217)	(23,510)	(12,512)
Convertible debt conversion charge	—	—	(7,273)	—
Gain on earthquake insurance recovery	22,451	—	22,451	—
Other income (expense), net	(2,429)	613	(1,010)	3,724
Income before income taxes	$43,859	$75,365	$75,447	$130,852

Assets by segment were as follows (amounts in thousands):

	June 30, 2013	December 31, 2012
Total assets
Agricultural	$716,139	$630,222
Earthmoving/construction	798,040	851,995
Consumer	144,476	142,341
Unallocated corporate	285,892	85,677
	$1,944,547	$1,710,235

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

20. FAIR VALUE MEASUREMENTS

Accounting standards for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (amounts in thousands):

	June 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Contractual obligation investments	$7,502	$7,502	$—	$—	$7,408	$7,408	$—	$—
Interest rate swap	—	—	—	—	1,048	—	1,048	—
Preferred stock	250	—	—	250	250	—	—	250
Derivative financial instruments liability	(145)	—	(145)	—	(7,376)	—	(7,376)	—
Total	$7,607	$7,502	$(145)	$250	$1,330	$7,408	$(6,328)	$250

The following table presents the changes during the periods presented in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2012	$250
Total realized and unrealized gains and losses	—
Balance as of June 30, 2013	$250

21. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the chief executive officer of the Company.  The related party is Mr. Fred Taylor and is Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blackstone OTR, LLC; FBT Enterprises; and OTR Wheel Engineering.  Sales of Titan products to these companies were approximately $0.8 million and $1.4 million for the three and six months ended June 30, 2013, respectively, as compared to $0.7 million and $1.1 million for the three and six months ended June 30, 2012. Titan had trade receivables due from these companies of approximately $0.3 million at June 30, 2013, and approximately $0.2 million at December 31, 2012.  On other sales referred to Titan from the above manufacturing representative companies, commissions were approximately $0.6 million and $1.3 million for the three and six months ended June 30, 2013, respectively as compared to $0.7 million and $1.4 million for the three and six months ended June 30, 2012.

The Company has a 41.7% equity stake in Wheels India Limited, a company incorporated in India and listed on the National Stock Exchange in India. The Company had trade payables due to Wheels India of approximately $0.2 million at June 30, 2013, and approximately $0.4 million at December 31, 2012.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

In the second quarter of 2013, the Company sold Titan Wheels Australia, a 100% owned subsidiary, to Titan National Australia Holdings, a 56% owned subsidiary operating as the Planet Corporation Group. The Company maintained financial control over Titan Wheels Australia and no gain or loss was recognized for the transaction.

22. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Unrealized Gain (Loss) on Investments	Unrecognized Losses and Prior Service Cost	Total
Balance at April 1, 2013	$(21,084)	$—	$(34,728)	$(55,812)
Other comprehensive income (loss) before
reclassifications	(22,365)	—	—	(22,365)
Reclassification adjustments:
Amortization of unrecognized losses and prior
service cost, net of tax of $(586)	—	—	1,070	1,070
Balance at June 30, 2013	$(43,449)	$—	$(33,658)	$(77,107)

	Currency Translation Adjustments	Unrealized Gain (Loss) on Investments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2013	$(20,793)	$3	$(35,679)	$(56,469)
Other comprehensive income (loss) before
reclassifications	(22,656)	(3)	—	(22,659)
Reclassification adjustments:
Amortization of unrecognized losses and prior
service cost, net of tax of $(1,113)	—	—	2,021	2,021
Balance at June 30, 2013	$(43,449)	$—	$(33,658)	$(77,107)

23. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended June 30, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$323,482	$269,809	$—	$593,291
Cost of sales	277	261,789	244,570	—	506,636
Gross profit (loss)	(277)	61,693	25,239	—	86,655
Selling, general and administrative expenses	2,130	20,300	21,223	—	43,653
Research and development expenses	(28)	1,400	1,429	—	2,801
Royalty expense	—	1,850	1,445	—	3,295
Income (loss) from operations	(2,379)	38,143	1,142	—	36,906
Interest expense	(10,833)	—	(2,236)	—	(13,069)
Gain on earthquake insurance recovery	—	—	22,451	—	22,451
Intercompany interest income (expense)	2,192	—	(2,192)	—	—
Other income (expense)	904	2	(3,335)	—	(2,429)
Income (loss) before income taxes	(10,116)	38,145	15,830	—	43,859
Provision for income taxes	6,491	13,637	875	—	21,003
Equity in earnings of subsidiaries	39,463	—	14,892	(54,355)	—
Net income (loss)	22,856	24,508	29,847	(54,355)	22,856
Net loss noncontrolling interests	—	—	(361)	—	(361)
Net income (loss) attributable to Titan	$22,856	$24,508	$30,208	$(54,355)	$23,217

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended June 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$373,035	$86,198	$—	$459,233
Cost of sales	257	297,636	79,254	—	377,147
Gross profit (loss)	(257)	75,399	6,944	—	82,086
Selling, general and administrative expenses	3,396	15,062	4,952	—	23,410
Research and development expenses	48	1,081	60	—	1,189
Royalty expense	—	1,779	873	—	2,652
Supply agreement termination income	—	—	(26,134)	—	(26,134)
Income (loss) from operations	(3,701)	57,477	27,193	—	80,969
Interest expense	(6,045)	—	(172)	—	(6,217)
Other income	283	313	17	—	613
Income (loss) before income taxes	(9,463)	57,790	27,038	—	75,365
Provision for income taxes	1,884	18,872	10,284	—	31,040
Equity in earnings of subsidiaries	55,672	—	18,822	(74,494)	—
Net income (loss)	44,325	38,918	35,576	(74,494)	44,325
Net income noncontrolling interests	—	—	269	—	269
Net income (loss) attributable to Titan	$44,325	$38,918	$35,307	$(74,494)	$44,056

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Six Months Ended June 30, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$647,376	$524,302	$—	$1,171,678
Cost of sales	667	518,015	469,590	—	988,272
Gross profit (loss)	(667)	129,361	54,712	—	183,406
Selling, general and administrative expenses	4,447	38,124	43,525	—	86,096
Research and development expenses	(18)	2,713	2,808	—	5,503
Royalty expense	—	3,628	3,390	—	7,018
Income (loss) from operations	(5,096)	84,896	4,989	—	84,789
Interest expense	(18,564)	—	(4,946)	—	(23,510)
Convertible debt conversion charge	(7,273)	—	—	—	(7,273)
Gain on earthquake insurance recovery	—	—	22,451	—	22,451
Intercompany interest income (expense)	2,689	—	(2,689)	—	—
Other income (expense)	1,548	26	(2,584)	—	(1,010)
Income (loss) before income taxes	(26,696)	84,922	17,221	—	75,447
Provision (benefit) for income taxes	(1,844)	30,590	4,456	—	33,202
Equity in earnings of subsidiaries	67,097	—	33,524	(100,621)	—
Net income (loss)	42,245	54,332	46,289	(100,621)	42,245
Net loss noncontrolling interests	—	—	(447)	—	(447)
Net income (loss) attributable to Titan	$42,245	$54,332	$46,736	$(100,621)	$42,692

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Six Months Ended June 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$744,164	$178,157	$—	$922,321
Cost of sales	559	582,660	163,653	—	746,872
Gross profit (loss)	(559)	161,504	14,504	—	175,449
Selling, general and administrative expenses	13,983	30,737	9,525	—	54,245
Research and development expenses	172	2,379	146	—	2,697
Royalty expense	—	3,472	1,529	—	5,001
Supply agreement termination income	—	—	(26,134)	—	(26,134)
Income (loss) from operations	(14,714)	124,916	29,438	—	139,640
Interest expense	(12,107)	—	(405)	—	(12,512)
Other income	2,457	810	457	—	3,724
Income (loss) before income taxes	(24,364)	125,726	29,490	—	130,852
Provision (benefit) for income taxes	(5,068)	43,913	12,288	—	51,133
Equity in earnings of subsidiaries	99,015	—	18,822	(117,837)	—
Net income (loss)	79,719	81,813	36,024	(117,837)	79,719
Net income noncontrolling interests	—	—	244	—	244
Net income (loss) attributable to Titan	$79,719	$81,813	$35,780	$(117,837)	$79,475

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Three Months Ended June 30, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$22,856	$24,508	$29,847	$(54,355)	$22,856
Currency translation adjustment, net	(25,171)	—	(25,171)	25,171	(25,171)
Pension liability adjustments, net of tax	1,070	781	289	(1,070)	1,070
Comprehensive income (loss)	(1,245)	25,289	4,965	(30,254)	(1,245)
Net comprehensive loss attributable to noncontrolling interests	—	—	(3,167)	—	(3,167)
Comprehensive income (loss) attributable to Titan	$(1,245)	$25,289	$8,132	$(30,254)	$1,922

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Three Months Ended June 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$44,325	$38,918	$35,576	$(74,494)	$44,325
Unrealized gain (loss) on investments, net of tax	(5,580)	—	(5,580)	5,580	(5,580)
Currency translation adjustment, net	(8,136)	—	(8,136)	8,136	(8,136)
Pension liability adjustments, net of tax	836	790	46	(836)	836
Comprehensive income (loss)	31,445	39,708	21,906	(61,614)	31,445
Net comprehensive income attributable to noncontrolling interests	—	—	269	—	269
Comprehensive income (loss) attributable to Titan	$31,445	$39,708	$21,637	$(61,614)	$31,176

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Six Months Ended June 30, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$42,245	$54,332	$46,289	$(100,621)	$42,245
Unrealized gain (loss) on investments, net of tax	(3)	—	(3)	3	(3)
Currency translation adjustment, net	(25,367)	—	(25,367)	25,367	(25,367)
Pension liability adjustments, net of tax	2,021	1,562	459	(2,021)	2,021
Comprehensive income (loss)	18,896	55,894	21,378	(77,272)	18,896
Net comprehensive loss attributable to noncontrolling interests	—	—	(3,158)	—	(3,158)
Comprehensive income (loss) attributable to Titan	$18,896	$55,894	$24,536	$(77,272)	$22,054

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Six Months Ended June 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$79,719	$81,813	$36,024	$(117,837)	$79,719
Unrealized gain (loss) on investments, net of tax	337	—	337	(337)	337
Currency translation adjustment, net	(4,569)	—	(4,569)	4,569	(4,569)
Pension liability adjustments, net of tax	1,672	1,580	92	(1,672)	1,672
Comprehensive income (loss)	77,159	83,393	31,884	(115,277)	77,159
Net comprehensive income attributable to noncontrolling interests	—	—	244	—	244
Comprehensive income (loss) attributable to Titan	$77,159	$83,393	$31,640	$(115,277)	$76,915

(Amounts in thousands)	Consolidating Condensed Balance Sheets June 30, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$326,016	$4	$98,367	$—	$424,387
Accounts receivable	—	156,728	179,126	—	335,854
Inventories	—	137,006	231,957	—	368,963
Prepaid and other current assets	59,138	6,643	51,984	—	117,765
Total current assets	385,154	300,381	561,434	—	1,246,969
Property, plant and equipment, net	14,119	207,152	332,883	—	554,154
Investment in subsidiaries	607,585	—	128,373	(735,958)	—
Other assets	36,962	422	106,040	—	143,424
Total assets	$1,043,820	$507,955	$1,128,730	$(735,958)	$1,944,547
Liabilities and Stockholders’ Equity
Short-term debt	$4,058	$—	$101,052	$—	$105,110
Accounts payable	843	22,859	188,176	—	211,878
Other current liabilities	19,376	57,481	57,315	—	134,172
Total current liabilities	24,277	80,340	346,543	—	451,160
Long-term debt	600,214	—	38,632	—	638,846
Other long-term liabilities	42,526	32,813	78,484	—	153,823
Intercompany accounts	(301,161)	(80,728)	381,889	—	—
Titan stockholders' equity	677,964	475,530	260,428	(735,958)	677,964
Noncontrolling interests	—	—	22,754	—	22,754
Total liabilities and stockholders’ equity	$1,043,820	$507,955	$1,128,730	$(735,958)	$1,944,547

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$103,154	$4	$85,956	$—	$189,114
Accounts receivable	(72)	128,917	168,953	—	297,798
Inventories	—	142,070	224,315	—	366,385
Prepaid and other current assets	49,438	17,021	76,367	—	142,826
Total current assets	152,520	288,012	555,591	—	996,123
Property, plant and equipment, net	11,497	208,734	348,113	—	568,344
Investment in subsidiaries	565,811	—	86,189	(652,000)	—
Other assets	35,564	499	109,705	—	145,768
Total assets	$765,392	$497,245	$1,099,598	$(652,000)	$1,710,235
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$145,801	$—	$145,801
Accounts payable	1,000	21,222	157,843	—	180,065
Other current liabilities	13,911	55,290	72,013	—	141,214
Total current liabilities	14,911	76,512	375,657	—	467,080
Long-term debt	312,881	—	128,557	—	441,438
Other long-term liabilities	44,512	35,482	89,361	—	169,355
Intercompany accounts	(213,529)	(34,272)	247,801	—	—
Titan stockholders' equity	606,617	419,523	232,477	(652,000)	606,617
Noncontrolling interests	—	—	25,745	—	25,745
Total liabilities and stockholders’ equity	$765,392	$497,245	$1,099,598	$(652,000)	$1,710,235

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Six Months Ended June 30, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(100,008)	$15,562	$171,056	$86,610
Cash flows from investing activities:
Capital expenditures	(3,189)	(15,564)	(17,315)	(36,068)
Acquisitions, net of cash acquired	—	—	(1,671)	(1,671)
Additional equity investment in Wheels India	—	—	(8,017)	(8,017)
Insurance proceeds	—	—	2,879	2,879
Other, net	—	2	177	179
Net cash used for investing activities	(3,189)	(15,562)	(23,947)	(42,698)
Cash flows from financing activities:
Proceeds from borrowings	345,313	—	—	345,313
Payment on debt	—	—	(155,082)	(155,082)
Term loan borrowing	—	—	25,157	25,157
Convertible note conversion	(14,090)	—	—	(14,090)
Proceeds from exercise of stock options	841	—	—	841
Excess tax benefit from stock options exercised	(42)	—	—	(42)
Payment of financing fees	(5,452)	—	—	(5,452)
Dividends paid	(511)	—	—	(511)
Net cash provided by (used for) financing activities	326,059	—	(129,925)	196,134
Effect of exchange rate change on cash	—	—	(4,773)	(4,773)
Net increase in cash and cash equivalents	222,862	—	12,411	235,273
Cash and cash equivalents, beginning of period	103,154	4	85,956	189,114
Cash and cash equivalents, end of period	$326,016	$4	$98,367	$424,387

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Six Months Ended June 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$15,859	$12,406	$20,418	$48,683
Cash flows from investing activities:
Capital expenditures	(1,338)	(12,595)	(5,073)	(19,006)
Other, net	—	189	264	453
Net cash used for investing activities	(1,338)	(12,406)	(4,809)	(18,553)
Cash flows from financing activities:
Payment on debt	—	—	(14,226)	(14,226)
Term loan borrowing	—	—	4,378	4,378
Proceeds from exercise of stock options	887	—	—	887
Excess tax benefit from stock options exercised	190	—	—	190
Dividends paid	(423)	—	—	(423)
Net cash provided by (used for) financing activities	654	—	(9,848)	(9,194)
Effect of exchange rate change on cash	—	—	(656)	(656)
Net increase in cash and cash equivalents	15,175	—	5,105	20,280
Cash and cash equivalents, beginning of period	125,266	4	3,900	129,170
Cash and cash equivalents, end of period	$140,441	$4	$9,005	$149,450

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

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements, including statements regarding, among other items:

•	Anticipated trends in the Company’s business

•	Future expenditures for capital projects

•	The Company’s ability to continue to control costs and maintain quality

•	Ability to meet conditions of loan agreements

•	The Company’s business strategies, including its intention to introduce new products

•	Expectations concerning the performance and success of the Company’s existing and new products

•	The Company’s intention to consider and pursue acquisition and divestiture opportunities
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

The table provides highlights for the quarter ended June 30, 2013, compared to 2012 (amounts in thousands):

	2013	2012	% Increase (Decrease)
Net sales	$593,291	$459,233	29%
Gross profit	86,655	82,086	6%
Income from operations	36,906	80,969	(54)%
Net income	22,856	44,325	(48)%

Quarter: The Company recorded sales of $593.3 million for the second quarter of 2013, which were approximately 29% higher than the second quarter 2012 sales of $459.2 million. The higher sales levels were primarily the result of recent acquisitions including the August 2012 acquisition of the Planet Group of companies based in Perth, Australia, and the October 2012 acquisition of Titan Europe, as well as increased demand in the Company's agricultural segment.

The Company's gross profit was $86.7 million, or 14.6% of net sales, for the second quarter of 2013, compared to $82.1 million, or 17.9%, of net sales, in 2012. Income from operations was $36.9 million for the second quarter of 2013, compared to $81.0 million in 2012. Net income was $22.9 million for the second quarter of 2013, compared to net income of $44.3 million in 2012. Basic income per share was $.43 in the second quarter of 2013, compared to $1.05 in 2012. Net income and earnings per share for the second quarter of 2013 were positively affected by the gain on earthquake insurance recovery of $22.5 million. Income from operations, net income and earnings per share for the second quarter of 2012 were positively affected by the supply agreement termination income of $26.1 million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The table provides highlights for the six months ended June 30, 2013, compared to 2012 (amounts in thousands):

	2013	2012	% Increase (Decrease)
Net sales	$1,171,678	$922,321	27%
Gross profit	183,406	175,449	5%
Income from operations	84,789	139,640	(39)%
Net income	42,245	79,719	(47)%

Year-to-date: The Company recorded sales of $1,171.7 million for the six months ended June 30, 2013, which were approximately 27% higher than the six months ended June 30, 2012 sales of $922.3 million. The higher sales levels were primarily the result of recent acquisitions including the August 2012 acquisition of the Planet Group of companies based in Perth, Australia, and the October 2012 acquisition of Titan Europe, as well as increased demand in the Company's agricultural segment.

The Company's gross profit was $183.4 million, or 15.7% of net sales, for the six months ended June 30, 2013, compared to $175.4 million, or 19.0% of net sales, in 2012. Income from operations was $84.8 million for the six months ended June 30, 2013, compared to $139.6 million in 2012. Net income was $42.2 million for the six months June 30, 2013, compared to net income of $79.7 million in 2012. Basic income per share was $0.81 for the six months ended June 30, 2013, compared to $1.89 in 2012. Net income and earnings per share for the six months ended June 30, 2013 were positively affected by the gain on earthquake insurance recovery of $22.5 million. Income from operations, net income and earnings per share for the six months ended June 30, 2012 were positively affected by the supply agreement termination income of $26.1 million.

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

Inventories
Inventories are valued at lower of cost or market. At June 30, 2013, approximately 14% of the Company's inventories were valued under the last-in, first-out (LIFO) method. The majority of steel material inventory and related work-in-process and finished goods are accounted for under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. Market value is estimated based on current selling prices. Estimated provisions are established for slow-moving and obsolete inventory.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries. During the first six months of 2013, the Company contributed cash funds of $3.2 million to its pension plans. Titan expects to contribute approximately $3.6 million to these pension plans during the remainder of 2013. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 25 to the Company's financial statements on Form 10-K for the fiscal year ended December 31, 2012.

Product Warranties
The Company provides limited warranties on workmanship on its products in all market segments. The majority of the Company's products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. Actual warranty experience may differ from historical experience. The Company's warranty accrual was $34.5 million at June 30, 2013, and $27.5 million at December 31, 2012. The Company's warranty accrual increased primarily as a result of increased provisions related to earthmoving tires.

RESULTS OF OPERATIONS

Highlights for the three and six months ended June 30, 2013, compared to 2012 (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$593,291	$459,233	$1,171,678	$922,321
Cost of sales	506,636	377,147	988,272	746,872
Gross profit	86,655	82,086	183,406	175,449
Gross profit percentage	14.6%	17.9%	15.7%	19.0%

Net Sales
Quarter: Net sales for the quarter ended June 30, 2013, were $593.3 million compared to $459.2 million in 2012, an increase of 29%. Sales increased approximately 38% from the inclusion of recently acquired entities including $154.4 million at Titan Europe. Overall sales volume was flat compared to the prior year.  The increase in net sales was partially offset by a price/mix reduction which resulted largely from decreased raw material prices that were primarily passed on to customers and decreased sales approximately 8%, and unfavorable currency translation which decreased sales by approximately 1%.

Year-to-date: Net sales for the six months ended June 30, 2013, were $1,171.7 million compared to $922.3 million in 2012, an increase of 27%. Sales increased approximately 36% from the inclusion of recently acquired entities including $303.1 million at Titan Europe. Overall sales volume was flat compared to the prior year.  The increase in net sales was partially offset by a price/mix reduction which resulted largely from decreased raw material prices that were primarily passed on to customers and decreased sales approximately 8%, and unfavorable currency translation which decreased sales by approximately 1%.

Cost of Sales and Gross Profit
Quarter: Cost of sales was $506.6 million for the quarter ended June 30, 2013, compared to $377.1 million in 2012. The higher cost of sales resulted primarily from the increase in sales levels. The cost of sales increased by approximately 34%, as compared to an approximate 29% increase in net sales.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Gross profit for the second quarter of 2013 was $86.7 million, or 14.6% of net sales, compared to $82.1 million, or 17.9% of net sales for the second quarter of 2012. Gross profit, as a percentage of net sales, decreased as a result of the Titan Europe acquisition and lower raw material costs that were passed on to customers before being fully realized by the Company. Increased warranty provisions relating to earthmoving tires also contributed to the decreased gross profit. Titan Europe provided gross profit of $16.4 million, or 10.6% of net sales. Titan Europe margins were negatively affected by decreased earthmoving/construction demand.

Year-to-date: Cost of sales was $988.3 million for the six months ended June 30, 2013, compared to $746.9 million in 2012. The higher cost of sales resulted primarily from the increase in sales levels. The cost of sales increased by approximately 32%, as compared to an approximate 27% increase in net sales.

Gross profit for the six months ended June 30, 2013, was $183.4 million, or 15.7% of net sales, compared to $175.4 million, or 19.0% of net sales in 2012. Gross profit, as a percentage of net sales, decreased as a result of the Titan Europe acquisition and lower raw material costs that were passed on to customers before being fully realized by the Company. Increased warranty provisions relating to earthmoving tires also contributed to the decreased gross profit. Titan Europe provided gross profit of $34.3 million, or 11.3% of net sales. Titan Europe margins were negatively affected by decreased earthmoving/construction demand.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Selling, general and administrative	$43,653	$23,410	$86,096	$54,245
Percentage of net sales	7.4%	5.1%	7.3%	5.9%

Quarter: Selling, general and administrative (SG&A) expenses for the second quarter of 2013 were $43.7 million, or 7.4% of net sales, compared to $23.4 million, or 5.1% of net sales, for 2012.  The higher SG&A expenses were primarily the result of approximately $17 million of SG&A expenses at recently acquired facilities. The increase in SG&A as a percentage of sales was primarily the result of higher SG&A percentages at recently acquired facilities.

Year-to-date: Selling, general and administrative (SG&A) expenses for the six months ended June 30, 2013 were $86.1 million, or 7.3% of net sales, compared to $54.2 million, or 5.9% of net sales, for 2012.  The higher SG&A expenses were primarily the result of approximately $35 million of SG&A expenses at recently acquired facilities. The increase in SG&A as a percentage of sales was primarily the result of higher SG&A percentages at recently acquired facilities.

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Research and development	$2,801	$1,189	$5,503	$2,697
Percentage of net sales	0.5%	0.3%	0.5%	0.3%

Quarter: Research and development (R&D) expenses for the second quarter of 2013 were $2.8 million, or 0.5% of net sales, compared to $1.2 million, or 0.3% of net sales, for 2012. Approximately $1 million of R&D expenses of recently acquired facilities contributed to the increase.

Year-to-date: Expenses for R&D were $5.5 million, or 0.5% of net sales for the six months ended June 30, 2013, compared to $2.7 million, or 0.3% of net sales, for 2012. Approximately $3 million of R&D expenses of recently acquired facilities contributed to the increase.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Royalty Expense
Royalty expense was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Royalty expense	$3,295	$2,652	$7,018	$5,001

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

Quarter: Royalty expenses were $3.3 million and $2.7 million for the quarters ended June 30, 2013 and 2012, respectively. As sales subject to the license agreement increased in the second quarter of 2013, the Company's royalty expense increased accordingly.

Year-to-date: Year-to-date royalty expenses recorded were $7.0 million and $5.0 million for the six months ended June 30, 2013 and 2012, respectively. As sales subject to the license agreement increased in the first six months of 2013, the Company's royalty expense increased accordingly.

Supply agreement termination income
Supply agreement termination income was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Supply agreement termination income	$—	$26,134	$—	$26,134

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

Income from Operations
Income from operations was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Income from operations	$36,906	$80,969	$84,789	$139,640
Percentage of net sales	6.2%	17.6%	7.2%	15.1%

Quarter: Income from operations for the second quarter of 2013, was $36.9 million, or 6.2% of net sales, compared to $81.0 million, or 17.6% of net sales, in 2012.  This decrease was the net result of the items previously discussed.

Year-to-date: Income from operations for the six months ended June 30, 2013, was $84.8 million, or 7.2% of net sales, compared to $139.6 million, or 15.1% of net sales, in 2012.  This decrease was the net result of the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense
Interest expense was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest expense	$13,069	$6,217	$23,510	$12,512

Quarter: Interest expense was $13.1 million and $6.2 million for the quarters ended June 30, 2013, and 2012, respectively. Interest expense for the second quarter of 2013 increased primarily as a result of approximately $5 million of interest recorded for the additional 7.875% senior secured notes issued in the first quarter of 2013. Interest expense at the recently acquired Titan Europe Plc of approximately $2 million also contributed to the increase.

Year-to-date: Year-to-date interest expense was $23.5 million and $12.5 million for the six months ended June 30, 2013, and 2012, respectively. Interest expense for the first half of 2013 increased primarily as a result of approximately $7 million of interest recorded for the additional 7.875% senior secured notes issued in the first quarter of 2013. Interest expense at the recently acquired Titan Europe Plc of approximately $5 million also contributed to the increase.

Convertible Debt Conversion Charge
Convertible debt conversion charge was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Convertible debt conversion charge	$—	$—	7,273	$—

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

Gain on Earthquake Insurance Recovery
Gain on earthquake insurance recovery (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Gain on earthquake insurance recovery	$22,451	$—	22,451	$—

Titan Europe's wheel manufacturing facility in Finale Emilia, Italy experienced damage from an earthquake in May of 2012 prior to Titan's acquisition of Titan Europe.  The plant was closed for production during initial remedial work. This resulted in a limited transfer of production to other facilities within Titan Europe as well as sourcing product from facilities in the US owned by Titan and competitors.  In the second quarter of 2013, Titan received a final insurance settlement payment of $38.7 million, which offset the earthquake insurance receivable and resulted in a gain of $22.5 million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Other Income (Expense)
Other income (expense) was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Other income (expense)	$(2,429)	$613	$(1,010)	$3,724

Quarter: Other expense was $(2.4) million for the quarter ended June 30, 2013, as compared to other income of $0.6 million in 2012.  The Company recorded currency exchange loss of $(6.1) million, offset by interest income of $1.5 million and $0.8 million in discount amortization on prepaid royalty for the quarter ended June 30, 2013. The Company recorded $0.9 million in discount amortization on prepaid royalty, offset by a $(0.5) million loss on contractual obligation investments for the quarter ended June 30, 2012.

Year-to-date: Other expense was $(1.0) million and $3.7 million for the six months ended June 30, 2013 and 2012, respectively.  The Company recorded currency exchange loss of $(6.7) million, offset by interest income of $1.9 million and $1.7 million in discount amortization on prepaid royalty for the first half of 2013. The Company recorded $2.0 million in discount amortization on prepaid royalty and a $0.8 million gain on contractual obligation investments in the first half of 2012.

Income Taxes
Income taxes were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Income tax expense	$21,003	$31,040	$33,202	$51,133

Quarter: The Company recorded income tax expense of $21.0 million for the quarter ended June 30, 2013, as compared to $31.0 million in 2012.   The Company's effective income tax rate was 48% and 41% for the three months ended June 30, 2013 and 2012, respectively.

Year-to-date: Income tax expense for the six months ended June 30, 2013 and 2012, was $33.2 million and $51.1 million, respectively. The Company's effective income tax rate was 44% and 39% for the six months ended June 30, 2013 and 2012, respectively.

The Company's 2013 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the Italian law changing the insurance proceeds from the earthquake to non-taxable. In addition, as a result of the reassessment of the realizability of the deferred tax assets, the valuation allowance was established on the Italy net deferred tax assets. This valuation allowance was needed due to the decrease in expectations related to taxable income related to the insurance proceeds becoming non-taxable as a result of the tax law change. Other items contributing to the rate difference are state tax expense, expense for unrecognized tax benefits, foreign earnings, domestic production activities deduction, and tax deductible expenses related to the convertible bond repurchase.

The Company's 2012 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the supply agreement termination income and related income tax effects and the liability for unrecognized tax benefits during the three months ended June 30, 2012.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Net Income
Net income was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$22,856	$44,325	$42,245	$79,719

Quarter: Net income for the second quarter of June 30, 2013, was $22.9 million, compared to $44.3 million in 2012. For the quarters ended June 30, 2013 and 2012, basic earnings per share were $.43 and $1.05, respectively, and diluted earnings per share were $.40 and $.84, respectively. The Company's net income and earnings per share were lower due to the items previously discussed.

Year-to-date: Net income for the six months ended June 30, 2013 and 2012, was $42.2 million and $79.7 million, respectively. For the six months ended June 30, 2013 and 2012, basic earnings per share were $0.81 and $1.89, respectively, and diluted earnings per share were $0.74 and $1.53, respectively. The Company's net income and earnings per share were lower due to the items previously discussed.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$323,943	$288,993	$634,496	$584,798
Gross profit	56,150	59,501	110,220	125,593
Income from operations	45,686	54,562	87,301	115,225

Quarter: Net sales in the agricultural market were $323.9 million for the quarter ended June 30, 2013, as compared to $289.0 million in 2012, an increase of 12% . Sales increased approximately 17% from the inclusion of recently acquired entities. Sales volume was approximately 4% higher as the result of increased demand in the Company's agricultural segment.  The increase in net sales was partially offset by a price/mix reduction which resulted largely from decreased raw material costs passed through to customers that decreased sales approximately 8%, and unfavorable currency translation which decreased sales by approximately 1%.

Gross profit in the agricultural market was $56.2 million for the quarter ended June 30, 2013, as compared to $59.5 million in 2012.  Income from operations in the agricultural market was $45.7 million for the quarter ended June 30, 2013, as compared to $54.6 million in 2012.  The Company's gross profit and income from operations decreased primarily as lower raw material costs were passed on to customers before being fully realized by the Company.

Year-to-date: Net sales in the agricultural market were $634.5 million for the six months ended June 30, 2013, as compared to $584.8 million in 2012, an increase of 8% . Sales increased approximately 16% from the inclusion of recently acquired entities. Sales volume was approximately 5% higher as the result of increased demand in the Company's agricultural segment.  The increase in net sales was partially offset by a price/mix reduction which resulted largely from decreased raw material costs passed through to customers that decreased sales approximately 11%, and unfavorable currency translation which decreased sales by approximately 1%.

Gross profit in the agricultural market was $110.2 million for the six months ended June 30, 2013, as compared to $125.6 million in 2012.  Income from operations in the agricultural market was $87.3 million for the six months ended June 30, 2013, as compared to $115.2 million in 2012.  The Company's gross profit and income from operations decreased primarily as lower raw material costs were passed on to customers before being fully realized by the Company.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$208,226	$110,541	$417,842	$215,109
Gross profit	26,820	19,562	64,315	41,909
Income from operations	8,519	17,516	29,198	37,917

Quarter: The Company's earthmoving/construction market net sales were $208.2 million for the quarter ended June 30, 2013, as compared to $110.5 million in 2012, an increase of 88%. Sales increased approximately 110% from the inclusion of recently acquired entities, primarily Titan Europe which recorded earthmoving/construction sales of $104.5 million. Sales increased approximately 4% as the result of price/mix improvements from stronger demand for larger products used in the mining industry. The increase in net sales was partially offset by decreased volume of 26%.

Gross profit in the earthmoving/construction market was $26.8 million for the quarter ended June 30, 2013, as compared to $19.6 million in 2012. The Company's earthmoving/construction market income from operations was $8.5 million for the quarter ended June 30, 2013, as compared to $17.5 million in 2012. The Company's gross profit and income from operations benefited from sales mix changes to larger products that generally carry higher margins. Gross profit and income from operations were negatively affected by decreased demand in the earthmoving/construction market. Increased warranty provisions relating to earthmoving tires also negatively affected gross profit.

Year-to-date: The Company's earthmoving/construction market net sales were $417.8 million for the six months ended June 30, 2013, as compared to $215.1 million in 2012, an increase of 94%. Sales increased approximately 109% from the inclusion of recently acquired entities, primarily Titan Europe which recorded earthmoving/construction sales of $204.5 million. Sales increased approximately 13% as the result of price/mix improvements from stronger demand for larger products used in the mining industry. The increase in net sales was partially offset by decreased volume of 28%.

Gross profit in the earthmoving/construction market was $64.3 million for the six months ended June 30, 2013, as compared to $41.9 million in 2012. The Company's earthmoving/construction market income from operations was $29.2 million for the six months ended June 30, 2013, as compared to $37.9 million in 2012. The Company's gross profit and income from operations benefited from sales mix changes to larger products that generally carry higher margins. Gross profit and income from operations were negatively affected by decreased demand in the earthmoving/construction market. Increased warranty provisions relating to earthmoving tires also negatively affected gross profit.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$61,122	$59,699	$119,340	$122,414
Gross profit	4,331	3,773	10,478	9,472
Income from operations	1,027	27,416	4,169	30,518

Quarter: Consumer market net sales were $61.1 million for quarter ended June 30, 2013, as compared to $59.7 million in 2012, an increase of 2% .

Gross profit from the consumer market was $4.3 million for the quarter ended June 30, 2013, as compared to $3.8 million in 2012. Consumer market income from operations was $1.0 million for the quarter ended June 30, 2013, as compared to operations of $27.4 million in 2012. The Company's decrease in income from operations was primarily the result of the supply agreement termination income of $26.1 million recorded in the second quarter of 2012.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Year-to-date: Consumer market net sales were $119.3 million for the six months ended June 30, 2013, as compared to $122.4 million in 2012, a decrease of 3% .

Gross profit from the consumer market was $10.5 million for the six months ended June 30, 2013, as compared to $9.5 million in 2012. Consumer market income from operations was $4.2 million for the six months ended June 30, 2013, as compared to operations of $30.5 million in 2012. The Company's decrease in income from operations was primarily the result of the supply agreement termination income of $26.1 million recorded in the second quarter of 2012.

Segment Summary (Amounts in thousands)

Quarter

Three months ended June 30, 2013	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$323,943	$208,226	$61,122	$—	$593,291
Gross profit (loss)	56,150	26,820	4,331	(646)	86,655
Income (loss) from operations	45,686	8,519	1,027	(18,326)	36,906
Three months ended June 30, 2012
Net sales	$288,993	110,541	$59,699	$—	$459,233
Gross profit (loss)	59,501	19,562	3,773	(750)	82,086
Income (loss) from operations	54,562	17,516	27,416	(18,525)	80,969

Year-to-Date

Six months ended June 30, 2013	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$634,496	$417,842	$119,340	$—	$1,171,678
Gross profit (loss)	110,220	64,315	10,478	(1,607)	183,406
Income (loss) from operations	87,301	29,198	4,169	(35,879)	84,789
Six months ended June 30, 2012
Net sales	$584,798	215,109	$122,414	$—	$922,321
Gross profit (loss)	125,593	41,909	9,472	(1,525)	175,449
Income (loss) from operations	115,225	37,917	30,518	(44,020)	139,640

Corporate Expenses

Quarter: Income from operations on a segment basis does not include corporate expenses totaling $18.3 million for the quarter ended June 30, 2013, as compared to $18.5 million for 2012.

Corporate expenses for the quarter ended June 30, 2013 were composed of selling and marketing expenses of approximately $8 million and administrative expenses of approximately $11 million.

Corporate expenses for the quarter ended June 30, 2012 were composed of selling and marketing expenses of approximately $9 million and administrative expenses of approximately $10 million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Year-to-date: Income from operations on a segment basis does not include corporate expenses totaling $35.9 million for the six months ended June 30, 2013, as compared to $44.0 million for 2012.

Corporate expenses for the six months ended June 30, 2013 were composed of selling and marketing expenses of approximately $16 million and administrative expenses of approximately $20 million.

Corporate expenses for the six months ended June 30, 2012 were composed of selling and marketing expenses of approximately $16 million and administrative expenses of approximately $28 million.

Corporate administrative expenses were approximately $7 million lower for the six months ended June 30, 2013 primarily due to a decrease in incentive compensation of approximately $9 million, offset by increased professional fees of approximately $2 million.

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

The Company's recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined by the Company with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. Titan expects to contribute approximately $3.6 million to these pension plans during the remainder of 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of June 30, 2013, the Company had $424.4 million of cash within various bank accounts.  The cash balance increased by $235.3 million from December 31, 2012, due to the following items.

(amounts in thousands)	June 30,	December 31,
	2013	2012	Change
Cash	$424,387	$189,114	$235,273

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Six months ended June 30,
	2013	2012	Change
Net income	$42,245	$79,719	$(37,474)
Depreciation and amortization	40,031	23,553	16,478
Convertible debt conversion charge	7,273	—	7,273
Gain on earthquake insurance recovery	(22,451)	—	(22,451)
Insurance proceeds	35,808	—	35,808
Deferred income tax provision	9,213	572	8,641
Supply agreement termination income	—	(26,134)	26,134
Accounts receivable	(48,349)	(51,659)	3,310
Inventories	(14,599)	(26,335)	11,736
Accounts payable	42,014	37,346	4,668
Other current liabilities	(402)	(259)	(143)
Other liabilities	4,677	18,565	(13,888)
Other operating activities	(8,850)	(6,685)	(2,165)
Cash provided by operating activities	$86,610	$48,683	$37,927

In the first six months of 2013, operating activities provided cash of $86.6 million, which included net income of $42.2 million and an increase in accounts payable of $42.0 million. Net income included $40.0 million of noncash charges for depreciation and amortization. Insurance proceeds less gain on earthquake insurance recovery provided cash of $13.4 million. Positive cash inflows were offset by increases in accounts receivable and inventory of $48.3 million and $14.6 million, respectively.

In the first six months of 2012, operating activities provided cash of $48.7 million, which included net income of $79.7 million and an increase in accounts payable and other liabilities of $37.3 million and $18.6 million, respectively. Net income included $23.6 million of noncash charges for depreciation and amortization. Positive cash inflows were offset by increases in accounts receivable and inventory of $51.7 million and $26.3 million, respectively, and noncash supply agreement income of $26.1 million.

Operating cash flows increased $37.9 million when comparing the six months ended June 30, 2013, to the six months ended June 30, 2012. Net income in the first six months of 2013 was $37.5 million lower than the net income in the first six months of 2012. Partially contributing to this was increased depreciation and amortization of $16.5 million and a convertible debt conversion charge of $7.3 million. When comparing the first six months of 2013 to the first six months of 2012, cash flows from other liabilities decreased $13.9 million, which was partially offset by increased cash flows from inventories of $11.7 million.

The Company's inventory and accounts receivable balances were higher at June 30, 2013, as compared to December 31, 2012. Days sales in inventory decreased to 75 days at June 30, 2013, compared to 86 days at December 31, 2012. Days sales outstanding decreased to 51 days at June 30, 2013, from 54 days at December 31, 2012.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Six months ended June 30,
	2013	2012	Change
Acquisitions, net of cash acquired	$(1,671)	$—	$(1,671)
Additional equity investment in Wheels India	(8,017)	—	(8,017)
Capital expenditures	(36,068)	(19,006)	(17,062)
Other investing activities	3,058	453	2,605
Cash used for investing activities	$(42,698)	$(18,553)	$(24,145)

Net cash used for investing activities was $42.7 million in the first six months of 2013, as compared to $18.6 million in the first six months of 2012. The Company invested a total of $36.1 million in capital expenditures in the first six months of 2013, compared to $19.0 million in 2012. The 2013 and 2012 expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan's existing business and maintaining existing equipment. The Company also used $8.0 million for additional equity investment in Wheels India in the first six months of 2013.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Six months ended June 30,
	2013	2012	Change
Proceeds from borrowings	$345,313	$—	$345,313
Term loan borrowing	25,157	4,378	20,779
Proceeds from exercise of stock options	841	887	(46)
Convertible note conversion	(14,090)	—	(14,090)
Payment of financing fees	(5,452)	—	(5,452)
Payment on debt	(155,082)	(14,226)	(140,856)
Excess tax benefit from stock options exercised	(42)	190	(232)
Dividends paid	(511)	(423)	(88)
Cash provided by (used for) financing activities	$196,134	$(9,194)	$205,328

In the first six months of 2013, $196.1 million of cash was provided by financing activities. This cash was primarily provided by proceeds from the issuance of $345.3 million of additional 7.875% senior secured notes due 2017. This was partially offset by payment on debt of $155.1 million, primarily at the Company's European facilities.

In the first six months of 2012, $9.2 million of cash was used for financing activities. This cash was primarily used for the payment on term loan borrowings of $14.2 million that was originally borrowed to provide working capital for Titan's Latin American operations. This was partially offset by $4.4 million of additional term loan borrowings for Titan's Latin American operations.

Financing cash flows increased by $205.3 million when comparing the first six months of 2013 to 2012. This increase was primarily the result of the additional issuance of 7.875% senior secured notes due 2017.

Other Issues
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.  Historically, Titan tends to have higher production levels in the first and second quarters.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Debt Restrictions
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

These restrictions could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends or to take advantage of business opportunities, including future acquisitions.

Liquidity Outlook
At June 30, 2013, the Company had $424.4 million of cash and cash equivalents and no outstanding borrowings on the Company's $150 million credit facility. The cash and cash equivalents balance of $424.4 million includes $98.0 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations, with the exception of intercompany loans to foreign subsidiaries totaling $146.8 million at June 30, 2013. However, if foreign funds were needed for U.S. operations, the Company would be required to accrue and pay taxes to repatriate the funds.

Capital expenditures for the remainder of 2013 are forecasted to be approximately $36 million to $40 million.  Cash payments for interest are currently forecasted to be approximately $26 million for the remainder of 2013 based on June 30, 2013 debt balances. The forecasted interest payments are comprised primarily of a semi-annual payment of $20.7 million for the 7.875% senior secured notes due on October 1.

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

MARKET CONDITIONS AND OUTLOOK
In the first half of 2013, Titan experienced higher sales when compared to the sales levels in the first half of 2012.  The higher sales were primarily the result of increased demand in the Company's agricultural segment, as well as recent acquisitions including the August 2012 acquisition of the Planet Group of companies based in Perth, Australia, and the October 2012 acquisition of Titan Europe. For the remainder of 2013, the Company expects demand to remain weak in the earthmoving/construction market.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were higher in the first half of 2013 when compared to the first half of 2012.  The Titan Europe acquisition and continued strong demand contributed to the higher sales levels. The increase in the global population may help grow future demand.  The gradual increase in the use of biofuels may help sustain future production.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving and mining sales were significantly higher in the first half of 2013 when compared to the first half of 2012. Recent acquisitions contributed to the higher sales levels. Although metals, oil and gas prices may fluctuate in the short-term, in the long-term, these prices are expected to remain at levels that are attractive for continued investment, which should help support future earthmoving and mining sales.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and the on-going banking and credit issues.  For the remainder of 2013, the Company expects earthmoving/construction market demand to remain weak.

CONSUMER MARKET OUTLOOK
Consumer market sales were slightly lower in the first half of 2013, when compared to the first half of 2012. The decrease in net sales was primarily the result of unfavorable currency translation on consumer product sales in Latin America, partially offset by the inclusion of recently acquired entities. Consumer market sales may fluctuate from period to period.

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

Item 6. Exhibits

10.1    Second Amended and Restated Credit Agreement among the Company and Bank of America, N.A. dated as of December 21, 2012**

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	July 24, 2013	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL G. REITZ
Paul G. Reitz
Chief Financial Officer
(Principal Financial Officer)