Form 10-Q
period 2013-09-30
TITAN INTERNATIONAL INC
filed 2013-10-29
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: September 30, 2013
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	October 21, 2013

Common stock, no par value per share	53,550,422

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$497,510	$404,719	$1,669,188	$1,327,040
Cost of sales	435,004	337,558	1,423,276	1,084,430
Gross profit	62,506	67,161	245,912	242,610
Selling, general and administrative expenses	38,731	25,497	124,827	79,742
Research and development expenses	2,778	1,759	8,281	4,456
Royalty expense	3,942	3,739	10,960	8,740
Supply agreement termination income	—	—	—	(26,134)
Income from operations	17,055	36,166	101,844	175,806
Interest expense	(12,414)	(6,187)	(35,924)	(18,699)
Convertible debt conversion charge	—	—	(7,273)	—
Gain on earthquake insurance recovery	—	—	22,451	—
Other income	8,722	2,439	7,712	6,163
Income before income taxes	13,363	32,418	88,810	163,270
Provision for income taxes	5,711	13,589	38,913	64,722
Net income	7,652	18,829	49,897	98,548
Net loss attributable to noncontrolling interests	(441)	(750)	(888)	(506)
Net income attributable to Titan	$8,093	$19,579	$50,785	$99,054

Earnings per common share:
Basic	$.15	$.46	$.96	$2.35
Diluted	$.15	$.39	$.89	$1.92
Average common shares and equivalents outstanding:
Basic	53,440	42,180	52,900	42,148
Diluted	59,391	53,326	59,444	53,315

Dividends declared per common share:	$.005	$.005	$.015	$.015

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(All amounts in thousands)

	Three months ended
	September 30,
	2013	2012
Net income	$7,652	$18,829
Unrealized loss on investments, net of tax of $0 and $208, respectively	—	(353)
Currency translation adjustment, net	854	(1,247)
Pension liability adjustments, net of tax of $557 and $491, respectively	969	836
Comprehensive income	9,475	18,065
Net comprehensive loss attributable to noncontrolling interests	(85)	(1,104)
Comprehensive income attributable to Titan	$9,560	$19,169

	Nine months ended
	September 30,
	2013	2012
Net income	$49,897	$98,548
Unrealized loss on investments, net of tax of $0 and $9, respectively	(3)	(16)
Currency translation adjustment, net	(24,513)	(5,816)
Pension liability adjustments, net of tax of $1,670 and $1,473, respectively	2,990	2,508
Comprehensive income	28,371	95,224
Net comprehensive loss attributable to noncontrolling interests	(3,243)	(859)
Comprehensive income attributable to Titan	$31,614	$96,083

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except share data)

	September 30,	December 31,
Assets	2013	2012
Current assets
Cash and cash equivalents	$447,456	$189,114
Accounts receivable, net	290,247	297,798
Inventories	375,893	366,385
Deferred income taxes	33,133	50,558
Prepaid and other current assets	97,292	92,268
Total current assets	1,244,021	996,123
Property, plant and equipment, net	561,706	568,344
Goodwill	22,534	24,941
Deferred income taxes	7,241	8,383
Other assets	112,259	112,444
Total assets	$1,947,761	$1,710,235
Liabilities and Equity
Current liabilities
Short-term debt	$104,884	$145,801
Accounts payable	195,123	180,065
Other current liabilities	153,476	141,214
Total current liabilities	453,483	467,080
Long-term debt	637,388	441,438
Deferred income taxes	47,216	62,259
Other long-term liabilities	98,632	107,096
Total liabilities	1,236,719	1,077,873
Equity
Titan stockholders' equity
Common stock (no par, 120,000,000 shares authorized, 55,253,092 and 50,350,048 issued, respectively)	—	—
Additional paid-in capital	557,467	507,199
Retained earnings	223,389	173,407
Treasury stock (at cost, 1,712,557 and 1,787,844 shares, respectively)	(15,769)	(16,445)
Treasury stock reserved for deferred compensation	(1,075)	(1,075)
Accumulated other comprehensive loss	(75,640)	(56,469)
Total Titan stockholders’ equity	688,372	606,617
Noncontrolling interests	22,670	25,745
Total equity	711,042	632,362
Total liabilities and equity	$1,947,761	$1,710,235

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2013	48,562,204	$507,199	$173,407	$(16,445)	$(1,075)	$(56,469)	$606,617	$25,745	$632,362
Net income			50,785				50,785	(888)	49,897
Currency translation adjustment						(22,158)	(22,158)	(2,355)	(24,513)
Pension liability adjustments, net of tax						2,990	2,990		2,990
Unrealized loss on investment						(3)	(3)		(3)
Dividends on common stock			(803)				(803)		(803)
Note conversion	4,903,044	45,903					45,903		45,903
Exercise of stock options	49,967	414		449			863		863
Acquisition							—	168	168
Stock-based compensation		3,727					3,727		3,727
Tax benefit related to stock-based compensation		(46)					(46)		(46)
Issuance of treasury stock under 401(k) plan	25,320	270		227			497		497
Balance September 30, 2013	53,540,535	$557,467	$223,389	$(15,769)	$(1,075)	$(75,640)	$688,372	$22,670	$711,042

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2013	2012
Net income	$49,897	$98,548
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	56,333	35,865
Amortization of debt premium	(2,185)	—
Deferred income tax provision	(6,860)	6,906
Convertible debt conversion charge	7,273	—
Gain on earthquake insurance recovery	(22,451)	—
Supply agreement termination income	—	(26,134)
Stock-based compensation	3,727	2,959
Excess tax benefit from stock options exercised	46	(185)
Insurance proceeds	35,808	—
Issuance of treasury stock under 401(k) plan	497	453
(Increase) decrease in assets:
Accounts receivable	(1,022)	(24,099)
Inventories	(18,599)	(36,921)
Prepaid and other current assets	(24,687)	(17,619)
Other assets	5,924	3,699
Increase (decrease) in liabilities:
Accounts payable	23,302	25,893
Other current liabilities	23,218	4,786
Other liabilities	1,968	10,937
Net cash provided by operating activities	132,189	85,088
Cash flows from investing activities:
Capital expenditures	(54,956)	(36,319)
Acquisitions, net of cash acquired	(1,670)	(32,760)
Additional equity investment in Wheels India	(8,017)	—
Insurance proceeds	2,879	—
Other	1,342	636
Net cash used for investing activities	(60,422)	(68,443)
Cash flows from financing activities:
Proceeds from borrowings	345,313	—
Payment on debt	(162,040)	(14,434)
Term loan borrowing	25,880	4,378
Convertible note conversion	(14,090)	—
Proceeds from exercise of stock options	863	925
Excess tax benefit from stock options exercised	(46)	185
Payment of financing fees	(5,520)	—
Dividends paid	(778)	(634)
Net cash provided by (used for) financing activities	189,582	(9,580)
Effect of exchange rate changes on cash	(3,007)	(1,345)
Net increase in cash and cash equivalents	258,342	5,720
Cash and cash equivalents, beginning of period	189,114	129,170
Cash and cash equivalents, end of period	$447,456	$134,890

Supplemental information:
Interest paid	$18,484	$15,330
Income taxes paid	$56,523	$63,669
Noncash investing and financing information:
Issuance of common stock for convertible debt payment	$45,903	$—

 See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.	ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary for a fair statement of the Company's financial position as of September 30, 2013, and the results of operations and cash flows for the three and nine months ended September 30, 2013 and 2012.

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

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 7.875% senior secured notes due 2017 (senior secured notes) and 5.625% convertible senior subordinated notes due 2017 (convertible notes) are carried at cost of $543.1 million and $60.2 million at September 30, 2013, respectively. The fair value of the senior secured notes at September 30, 2013, as obtained through an independent pricing source, was approximately $577.1 million.

Cash dividends
The Company declared cash dividends of $.005 and $.015 per share of common stock for each of the three and nine months ended September 30, 2013, and 2012. The third quarter 2013 cash dividend of $.005 per share of common stock was paid October 15, 2013, to stockholders of record on September 30, 2013.

Interest paid
Titan paid $2.1 million and $3.5 million for interest for the quarters ended September 30, 2013 and 2012, respectively, and $18.5 million and $15.3 million for interest for the nine months ended September 30, 2013 and 2012, respectively.

Income taxes paid
Titan paid $18.5 million and $16.7 million for income taxes for the quarters ended September 30, 2013 and 2012, respectively, and $56.5 million and $63.7 million for income taxes for the nine months ended September 30, 2013 and 2012, respectively.

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

The purchase price allocation has changed from that reported in the Form 10-K for the year ended December 31, 2012, and the 10-Q for the quarter ended March 31, 2013. Titan Europe's wheel manufacturing facility in Finale Emilia, Italy experienced damage from an earthquake in May 2012, prior to Titan's acquisition of Titan Europe.  The plant was closed for production during initial remedial work. This resulted in a limited transfer of production to other facilities within Titan Europe as well as sourcing product from facilities in the US owned by Titan and competitors.  In the second quarter of 2013, Titan received a final insurance settlement payment of $38.7 million. As a result of this information, Titan has recorded an earthquake insurance receivable of $17.0 million, decreased the current deferred income taxes by $5.3 million, and recorded a bargain purchase gain of $11.7 million for the year ended December 31, 2012.

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

Pro forma financial information is as follows (in thousands, except per share data):

Nine Months ended September 30, 2012
Net sales	$1,876,691
Net income	101,801
Net income attributable to Titan	102,307
Basic earnings per share	$2.11
Diluted earnings per share	1.77

The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2012, nor is it necessarily indicative of Titan's future consolidated results of operations or financial position.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (amounts in thousands):

	September 30, 2013	December 31, 2012
Accounts receivable	$299,063	$302,928
Allowance for doubtful accounts	(8,816)	(5,130)
Accounts receivable, net	$290,247	$297,798

Accounts receivable are reduced by an allowance for doubtful accounts which is based on historical losses.

4. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	September 30, 2013	December 31, 2012
Raw material	$134,229	$153,308
Work-in-process	59,214	69,030
Finished goods	189,566	154,785
	383,009	377,123
Adjustment to LIFO basis	(7,116)	(10,738)
	$375,893	$366,385

At September 30, 2013, approximately 12% of the Company's inventories were valued under the last-in, first-out (LIFO) method. At December 31, 2012, approximately 16% of the Company's inventories were valued under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. All inventories are valued at lower of cost or market. The LIFO reserve decreased primarily as a result of the composition of inventory. An overall increase in raw material relative to total inventory resulted in a greater decrease in the FIFO cost versus the LIFO cost.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following (amounts in thousands):

	September 30, 2013	December 31, 2012
Land and improvements	$66,511	$66,012
Buildings and improvements	193,393	192,135
Machinery and equipment	581,591	555,261
Tools, dies and molds	106,094	117,341
Construction-in-process	47,776	49,136
	995,365	979,885
Less accumulated depreciation	(433,659)	(411,541)
	$561,706	$568,344

Depreciation on fixed assets for the nine months ended September 30, 2013 and 2012, totaled $53.0 million and $34.1 million, respectively.

Included in the total building and improvements are capital leases of $4.6 million and $4.5 million at September 30, 2013, and December 31, 2012, respectively. Included in the total of machinery and equipment are capital leases of $39.7 million and $36.0 million at September 30, 2013, and December 31, 2012, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill consisted of the following (amounts in thousands):

	2013			2012
		Earthmoving/			Earthmoving/
	Agricultural	Construction		Agricultural	Construction
	Segment	Segment	Total	Segment	Segment	Total
Goodwill balance, January 1	$11,522	$13,419	$24,941	$19,841	$—	$19,841
Acquisitions	—	—	—	—	13,982	13,982
Acquisition adjustment	—	—	—	(7,289)	—	(7,289)
Foreign currency translation	(1,040)	(1,367)	(2,407)	(957)	(193)	(1,150)
Goodwill balance, September 30	$10,482	$12,052	$22,534	$11,595	$13,789	$25,384

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The components of intangible assets consisted of the following (amounts in thousands):

	Weighted- Average Useful Lives (in Years)	September 30, 2013	December 31, 2012
Amortizable intangible assets:
Customer relationships	13.8	17,457	19,357
Patents, trademarks and other	2.0	3,466	3,658
Total at cost		20,923	23,015
Less accumulated amortization		(3,470)	(1,807)
		17,453	21,208

Amortization related to intangible assets for the nine months ended September 30, 2013 and 2012, totaled $1.7 million and $0.5 million, respectively. Intangible assets are included as a component of other assets in the consolidated condensed balance sheet.

The estimated aggregate amortization expense at September 30, 2013, is as follows (amounts in thousands):

October 1 - December 31, 2013	$534
2014	2,143
2015	1,764
2016	1,180
2017	1,118
Thereafter	10,714
$17,453

7. WARRANTY

Changes in the warranty liability consisted of the following (amounts in thousands):

	2013	2012
Warranty liability, January 1	$27,482	$17,659
Provision for warranty liabilities	35,134	23,036
Warranty payments made	(28,049)	(18,282)
Warranty liability, September 30	$34,567	$22,413

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

8. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2013	December 31, 2012
7.875% senior secured notes due 2017 - Issued 2013	$325,000	$—
Unamortized premium based on 7.875% senior secured notes issued 2013	18,128	—
7.875% senior secured notes due 2017 - Issued 2010	200,000	200,000
European credit facilities	78,301	202,097
5.625% convertible senior subordinated notes due 2017	60,161	112,881
Other debt	58,082	69,151
Capital leases	2,600	3,110
	742,272	587,239
Less amounts due within one year	104,884	145,801
	$637,388	$441,438

Aggregate maturities of long-term debt at September 30, 2013, were as follows (amounts in thousands):

September 1 - December 31, 2013	$101,397
2014	19,753
2015	10,041
2016	18,963
2017	589,621
Thereafter	2,497
$742,272

7.875% senior secured notes due 2017
The Company’s 7.875% senior secured notes (senior secured notes) are due October 2017.  These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport and Titan Wheel Corporation of Illinois.  The Company’s senior secured notes outstanding balance was $525.0 million at September 30, 2013 including $200.0 million issued in 2010 and $325.0 million issued in 2013. The 2013 amount was issued at a premium. Otherwise, all the notes have the same terms. The senior secured notes issued in 2013 have an imputed interest rate of 6.277% and an unamortized premium balance of $18.1 million at September 30, 2013. See Note 23 for additional information.

Titan Europe credit facilities
The Titan Europe credit facilities contain borrowings from various institutions totaling $78.3 million at September 30, 2013. Maturity dates on this debt range from less than one year to eleven years and interest rates range from 2% to 6.9%. The European facilities are secured by the assets of select European subsidiaries.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5.625% convertible senior subordinated notes due 2017
The Company’s 5.625% convertible senior subordinated notes (convertible notes) are due January 2017.   The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The Company’s convertible notes balance was $60.2 million at September 30, 2013.

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

Revolving credit facility
The Company’s $150 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a December 2017 termination date and is collateralized by the accounts receivable and inventory of certain Titan domestic subsidiaries.  During the first nine months of 2013 and at September 30, 2013, there were no borrowings under the credit facility.

Other debt
Brazil Revolving Line of Credit
The Company's wholly-owned Brazilian subsidiary, Titan Pneus Do Brasil Ltda (Titan Brazil), has a revolving line of credit (Brazil line of credit) established with Bank of America Merrill Lynch Banco Multiplo S.A. in May 2011. Titan Brazil could borrow up to 16.0 million Brazilian Reais, which equates to approximately $7.1 million dollars as of September 30, 2013, for working capital purposes. Under the terms of the Brazil line of credit, borrowings, if any, bear interest at a rate of 1 month LIBOR plus 247 basis points. During the first nine months of 2013 and at September 30, 2013 there were no borrowings outstanding on this line of credit.

Brazil Other Debt
Titan Brazil has working capital loans for the Sao Paulo, Brazil manufacturing facility totaling $9.2 million at September 30, 2013.

Australia Other Debt
Titan National Australia Holdings has capital leases totaling $1.1 million at September 30, 2013.

Titan Europe Other Debt
Titan Europe has overdraft facilities totaling $47.7 million at September 30, 2013.

Titan Europe Capital Leases
Titan Europe has capital lease obligations totaling $2.6 million at September 30, 2013.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

9. DERIVATIVE FINANCIAL INSTRUMENTS

Prior to the April 2013 payoff of the Brazil Term Loan with Bank of America, N.A. (BoA Term Loan), the Company used financial derivatives to mitigate its exposure to volatility in the interest rate and foreign currency exchange rate in Brazil. The Company used these derivative instruments to hedge exposure in the ordinary course of business and did not invest in derivative instruments for speculative purposes. In order to reduce interest rate and foreign currency risk on the BoA Term Loan, the Company entered into an interest rate swap agreement and cross currency swap transactions with Bank of America Merrill Lynch Banco Multiplo S.A. that was designed to convert the outstanding $5.0 million US Dollar based LIBOR loan to a Brazilian Reais based CDI loan. The Company did not designate these agreements as a hedging instrument. Changes in the fair value of the cross currency swap were recorded in other income/expense and changes in the fair value of the interest rate swap agreement were recorded as interest expense (or gain as an offset to interest expense). For the nine months ended September 30, 2013, the Company recorded $0.6 million of other expense and $0.1 million of interest expense related to these derivatives.

The Company also used derivative financial instruments to manage its exposure to market risks from changes in interest rates in Europe. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is taken to interest expense. For the three months ended September 30, 2013, the Company recorded interest expense of $0.1 million related to these derivatives. For the nine months ended September 30, 2013, the Company recorded an offset to interest expense of $1.0 million related to these derivatives.

10. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At September 30, 2013, future minimum rental commitments under noncancellable operating leases with initial terms of at least one year were as follows (amounts in thousands):

October 1 - December 31, 2013	$1,302
2014	7,429
2015	4,801
2016	3,814
2017	2,368
Thereafter	3,943
Total future minimum lease payments	$23,657

At September 30, 2013, the Company had assets held as capital leases with a net book value of $9.1 million included in property, plant and equipment. Total future capital lease obligations relating to these leases are as follows (amounts in thousands):

October 1 - December 31, 2013	$679
2014	1,374
2015	892
2016	480
2017	200
Thereafter	103
Total future capital lease obligation payments	3,728
Less amount representing interest	(174)
Present value of future capital lease obligation payments	$3,554

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

11. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors four 401(k) retirement savings plans in the U.S. and a number of defined contribution plans at foreign subsidiaries. The Company contributed approximately $3.8 million to the pension plans during the nine months ended September 30, 2013 and expects to contribute approximately $1.7 million to the pension plans during the remainder of 2013.

The components of net periodic pension cost consisted of the following (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$275	$—	$665	$—
Interest cost	1,352	1,133	4,031	3,399
Expected return on assets	(1,381)	(1,252)	(4,143)	(3,756)
Amortization of unrecognized prior service cost	34	34	103	102
Amortization of net unrecognized loss	1,314	1,293	3,942	3,879
Net periodic pension cost	$1,594	$1,208	$4,598	$3,624

12. ROYALTY EXPENSE

The Company has a trademark license agreement with Goodyear to manufacture and sell certain tires in North America and Latin America under the Goodyear name.  The North American and Latin American farm tire royalties were prepaid for seven years as part of the 2011 Goodyear Latin American farm tire acquisition. In May 2012, the Company and Goodyear entered into an agreement under which Titan will sell certain non-farm tire products directly to third party customers and pay a royalty to Goodyear. Royalty expenses recorded were $3.9 million and $3.7 million for the quarters ended September 30, 2013 and 2012, respectively. Royalty expenses were $11.0 million and $8.7 million for the nine months ended September 30, 2013 and 2012, respectively.

13. SUPPLY AGREEMENT TERMINATION INCOME

Supply agreement termination income consisted of the following (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Supply agreement termination income	$—	$—	$—	$26,134

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

14. GAIN ON EARTHQUAKE INSURANCE RECOVERY

Gain on earthquake insurance recovery consisted of the following (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Gain on earthquake insurance recovery	$—	$—	$22,451	$—

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

15. OTHER INCOME

Other income consisted of the following (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Currency exchange gain (loss)	$5,678	$250	$(976)	$(206)
Wheels India Limited equity gain	826	—	1,101	—
Discount amortization on prepaid royalty	780	910	2,483	2,882
Interest income	594	372	2,525	757
Investment gain (loss) related to contractual obligation investments	497	492	590	1,287
Other income	180	224	1,418	889
Building rental income	167	191	571	554
	$8,722	$2,439	$7,712	$6,163

The Company's investment in Wheels India Limited increased from 35.9% to 41.7% during the second quarter of 2013.

16. INCOME TAXES

The Company recorded income tax expense of $5.7 million and $38.9 million for the three and nine months ended September 30, 2013, respectively, as compared to $13.6 million and $64.7 million for the three and nine months ended September 30, 2012. The Company's effective income tax rate was 44% and 40% for the nine months ended September 30, 2013 and 2012, respectively.

The Company's 2013 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of a change in Italian law making the insurance proceeds from the earthquake non-taxable. In addition, as a result of the reassessment of the realizability of the deferred tax assets due to the Italian law change, a valuation allowance was established on the Italy net deferred tax assets. Other items contributing to the rate difference are state income tax expense, unrecognized tax benefits, foreign earnings, domestic production activities deduction, and tax deductible expenses related to the convertible bond repurchase.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Accounting standards for income taxes provide that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination. The Company's unrecognized tax benefits were $20.0 million and $14.3 million as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, $16.0 million would affect income tax expense if recognized. The majority of the increase in unrecognized tax benefits relates to potential state tax exposures. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties included in the unrecognized tax benefits at September 30, 2013 and December 31, 2012 was $3.3 million and $2.4 million, respectively.

17. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended
	September 30, 2013			September 30, 2012
	Titan Net income	Weighted- average shares	Per share amount	Titan Net income	Weighted- average shares	Per share amount
Basic earnings per share	$8,093	53,440	$0.15	$19,579	42,180	$0.46
Effect of stock options/trusts	—	207		—	237
Effect of convertible notes	610	5,744		1,143	10,909
Diluted earnings per share	$8,703	59,391	$0.15	$20,722	53,326	$0.39

	Nine months ended
	September 30, 2013			September 30, 2012
	Titan Net income	Weighted- average shares	Per share amount	Titan Net income	Weighted- average shares	Per share amount
Basic earnings per share	$50,785	52,900	$0.96	$99,054	42,148	$2.35
Effect of stock options/trusts	—	265		—	258
Effect of convertible notes	1,991	6,279		3,429	10,909
Diluted earnings per share	$52,776	59,444	$0.89	$102,483	53,315	$1.92

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

19. SEGMENT INFORMATION

The table below presents information about certain revenues and income from operations used by the chief executive officer of the Company for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues from external customers
Agricultural	$273,301	$246,578	$907,797	$831,376
Earthmoving/construction	168,964	103,135	586,806	318,244
Consumer	55,245	55,006	174,585	177,420
	$497,510	$404,719	$1,669,188	$1,327,040
Gross profit
Agricultural	$48,346	$48,091	$158,566	$173,684
Earthmoving/construction	11,283	18,689	75,598	60,598
Consumer	3,363	1,016	13,841	10,488
Unallocated corporate	(486)	(635)	(2,093)	(2,160)
	$62,506	$67,161	$245,912	$242,610
Income from operations
Agricultural	$37,762	$41,740	$125,063	$156,965
Earthmoving/construction	(1,833)	13,468	27,365	51,385
Consumer	55	(234)	4,224	30,284
Unallocated corporate	(18,929)	(18,808)	(54,808)	(62,828)
Income from operations	17,055	36,166	101,844	175,806

Interest expense	(12,414)	(6,187)	(35,924)	(18,699)
Convertible debt conversion charge	—	—	(7,273)	—
Gain on earthquake insurance recovery	—	—	22,451	—
Other income, net	8,722	2,439	7,712	6,163
Income before income taxes	$13,363	$32,418	$88,810	$163,270

Assets by segment were as follows (amounts in thousands):

	September 30, 2013	December 31, 2012
Total assets
Agricultural	$698,905	$630,222
Earthmoving/construction	788,578	851,995
Consumer	143,559	142,341
Unallocated corporate	316,719	85,677
	$1,947,761	$1,710,235

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

20. FAIR VALUE MEASUREMENTS

Accounting standards for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (amounts in thousands):

	September 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Contractual obligation investments	$7,998	$7,998	$—	$—	$7,408	$7,408	$—	$—
Interest rate swap	—	—	—	—	1,048	—	1,048	—
Preferred stock	250	—	—	250	250	—	—	250
Derivative financial instruments liability	(135)	—	(135)	—	(7,376)	—	(7,376)	—
Total	$8,113	$7,998	$(135)	$250	$1,330	$7,408	$(6,328)	$250

The following table presents the changes during the periods presented in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2012	$250
Total realized and unrealized gains and losses	—
Balance as of September 30, 2013	$250

21. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the chief executive officer of the Company.  The related party is Mr. Fred Taylor and is Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blackstone OTR, LLC; FBT Enterprises; and OTR Wheel Engineering.  Sales of Titan products to these companies were approximately $0.9 million and $2.2 million for the three and nine months ended September 30, 2013, respectively, as compared to $0.6 million and $1.7 million for the three and nine months ended September 30, 2012. Titan had trade receivables due from these companies of approximately $0.4 million at September 30, 2013, and approximately $0.2 million at December 31, 2012.  On other sales referred to Titan from the above manufacturing representative companies, commissions were approximately $0.6 million and $1.9 million for the three and nine months ended September 30, 2013, respectively as compared to $0.6 million and $2.1 million for the three and nine months ended September 30, 2012.

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

22. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Unrealized Gain (Loss) on Investments	Unrecognized Losses and Prior Service Cost	Total
Balance at July 1, 2013	$(43,449)	$—	$(33,658)	$(77,107)
Other comprehensive income (loss) before
reclassifications	498	—	—	498
Reclassification adjustments:
Amortization of unrecognized losses and prior
service cost, net of tax of $(557)	—	—	969	969
Balance at September 30, 2013	$(42,951)	$—	$(32,689)	$(75,640)

	Currency Translation Adjustments	Unrealized Gain (Loss) on Investments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2013	$(20,793)	$3	$(35,679)	$(56,469)
Other comprehensive income (loss) before
reclassifications	(22,158)	(3)	—	(22,161)
Reclassification adjustments:
Amortization of unrecognized losses and prior
service cost, net of tax of $(1,670)	—	—	2,990	2,990
Balance at September 30, 2013	$(42,951)	$—	$(32,689)	$(75,640)

23. SUBSEQUENT EVENTS

Voltyre-Prom Purchase
On October 4, 2013, Titan in partnership with One Equity Partners and the Russian Direct Investment Fund closed the acquisition of an 85% interest in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, for approximately $94.0 million. Titan will act as operating partner with responsibility for Voltyre-Prom's daily operations on behalf of the consortium of which Titan holds a 30% interest.

6.875% Senior Secured Notes due 2020
On October 7, 2013, the Company closed on an offering of $400.0 million 6.875% senior secured notes due 2020. Titan used the net proceeds from the offering towards financing the repurchase of the Company's 7.875% senior secured notes due 2017 including tender and consent payments, accrued interest and expenses associated therewith.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

7.875% Senior Secured Notes due 2017 Tender Offer Settlement
On October 7, 2013, the Company elected to exercise its early settlement election in connection with a tender offer to purchase all of its 7.875% senior secured notes due 2017, and purchased $387.3 million, or approximately 73.8% of such notes. In connection with this transaction, Titan will record expenses of approximately $18 million in the fourth quarter of 2013. These expenses relate primarily to a tender and consent premium of $64.50 per $1,000 principal amount of the notes and unamortized deferred financing fees offset by unamortized premium on the notes. The tender offer expired October 21, 2013, with no additional notes tendered.

7.875% Senior Secured Notes due 2017 Redemption Call
On October 7, 2013, the Company announced a call for redemption for all 7.875% senior secured notes due 2017 that were not validly tendered by the expiration of the tender offer on October 21, 2013. The remaining notes will be redeemed on November 6, 2013. In connection with this transaction, Titan will record expenses of approximately $4 million in the fourth quarter of 2013. These expenses relate primarily to a redemption premium of $59.06 per $1,000 principal amount of the notes and unamortized deferred financing fees offset by unamortized premium on the notes.

24. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

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

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended September 30, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$256,252	$241,258	$—	$497,510
Cost of sales	241	216,445	218,318	—	435,004
Gross profit (loss)	(241)	39,807	22,940	—	62,506
Selling, general and administrative expenses	3,561	16,513	18,657	—	38,731
Research and development expenses	(17)	1,423	1,372	—	2,778
Royalty expense	—	1,850	2,092	—	3,942
Income (loss) from operations	(3,785)	20,021	819	—	17,055
Interest expense	(10,945)	—	(1,469)	—	(12,414)
Intercompany interest income (expense)	2,469	—	(2,469)	—	—
Other income	1,182	(117)	7,657	—	8,722
Income (loss) before income taxes	(11,079)	19,904	4,538	—	13,363
Provision for income taxes	(4,717)	7,435	2,993	—	5,711
Equity in earnings of subsidiaries	14,014	—	4,827	(18,841)	—
Net income (loss)	7,652	12,469	6,372	(18,841)	7,652
Net loss noncontrolling interests	—	—	(441)	—	(441)
Net income (loss) attributable to Titan	$7,652	$12,469	$6,813	$(18,841)	$8,093

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended September 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$311,422	$93,297	$—	$404,719
Cost of sales	253	246,275	91,030	—	337,558
Gross profit (loss)	(253)	65,147	2,267	—	67,161
Selling, general and administrative expenses	(9,013)	40,635	(6,125)	—	25,497
Research and development expenses	155	1,604	—	—	1,759
Royalty expense	—	1,778	1,961	—	3,739
Income (loss) from operations	8,605	21,130	6,431	—	36,166
Interest expense	(6,012)	—	(175)	—	(6,187)
Other income	1,163	364	912	—	2,439
Income (loss) before income taxes	3,756	21,494	7,168	—	32,418
Provision for income taxes	6,329	7,398	(138)	—	13,589
Equity in earnings of subsidiaries	21,402	—	5,420	(26,822)	—
Net income (loss)	18,829	14,096	12,726	(26,822)	18,829
Net loss noncontrolling interests	—	—	(750)	—	(750)
Net income (loss) attributable to Titan	$18,829	$14,096	$13,476	$(26,822)	$19,579

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Nine Months Ended September 30, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$903,628	$765,560	$—	$1,669,188
Cost of sales	908	734,460	687,908	—	1,423,276
Gross profit (loss)	(908)	169,168	77,652	—	245,912
Selling, general and administrative expenses	8,008	54,637	62,182	—	124,827
Research and development expenses	(35)	4,136	4,180	—	8,281
Royalty expense	—	5,478	5,482	—	10,960
Income (loss) from operations	(8,881)	104,917	5,808	—	101,844
Interest expense	(29,509)	—	(6,415)	—	(35,924)
Convertible debt conversion charge	(7,273)	—	—	—	(7,273)
Gain on earthquake insurance recovery	—	—	22,451	—	22,451
Intercompany interest income (expense)	5,158	—	(5,158)	—	—
Other income (expense)	2,741	(91)	5,062	—	7,712
Income (loss) before income taxes	(37,764)	104,826	21,748	—	88,810
Provision (benefit) for income taxes	(6,561)	38,025	7,449	—	38,913
Equity in earnings of subsidiaries	81,100	—	38,351	(119,451)	—
Net income (loss)	49,897	66,801	52,650	(119,451)	49,897
Net loss noncontrolling interests	—	—	(888)	—	(888)
Net income (loss) attributable to Titan	$49,897	$66,801	$53,538	$(119,451)	$50,785

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Nine Months Ended September 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,055,586	$271,454	$—	$1,327,040
Cost of sales	812	828,935	254,683	—	1,084,430
Gross profit (loss)	(812)	226,651	16,771	—	242,610
Selling, general and administrative expenses	4,970	71,372	3,400	—	79,742
Research and development expenses	327	3,983	146	—	4,456
Royalty expense	—	5,250	3,490	—	8,740
Supply agreement termination income	—	—	(26,134)	—	(26,134)
Income (loss) from operations	(6,109)	146,046	35,869	—	175,806
Interest expense	(18,119)	—	(580)	—	(18,699)
Other income	3,620	1,174	1,369	—	6,163
Income (loss) before income taxes	(20,608)	147,220	36,658	—	163,270
Provision (benefit) for income taxes	1,261	51,311	12,150	—	64,722
Equity in earnings of subsidiaries	120,417	—	24,242	(144,659)	—
Net income (loss)	98,548	95,909	48,750	(144,659)	98,548
Net loss noncontrolling interests	—	—	(506)	—	(506)
Net income (loss) attributable to Titan	$98,548	$95,909	$49,256	$(144,659)	$99,054

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Three Months Ended September 30, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$7,652	$12,469	$6,372	$(18,841)	$7,652
Currency translation adjustment, net	854	—	854	(854)	854
Pension liability adjustments, net of tax	969	781	188	(969)	969
Comprehensive income (loss)	9,475	13,250	7,414	(20,664)	9,475
Net comprehensive loss attributable to noncontrolling interests	—	—	(85)	—	(85)
Comprehensive income (loss) attributable to Titan	$9,475	$13,250	$7,499	$(20,664)	$9,560

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Three Months Ended September 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$18,829	$14,096	$12,726	$(26,822)	$18,829
Unrealized gain (loss) on investments, net of tax	(353)	—	(353)	353	(353)
Currency translation adjustment, net	(1,247)	—	(1,247)	1,247	(1,247)
Pension liability adjustments, net of tax	836	790	46	(836)	836
Comprehensive income (loss)	18,065	14,886	11,172	(26,058)	18,065
Net comprehensive loss attributable to noncontrolling interests	—	—	(1,104)	—	(1,104)
Comprehensive income (loss) attributable to Titan	$18,065	$14,886	$12,276	$(26,058)	$19,169

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Nine Months Ended September 30, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$49,897	$66,801	$52,650	$(119,451)	$49,897
Unrealized gain (loss) on investments, net of tax	(3)	—	(3)	3	(3)
Currency translation adjustment, net	(24,513)	—	(24,513)	24,513	(24,513)
Pension liability adjustments, net of tax	2,990	2,343	647	(2,990)	2,990
Comprehensive income (loss)	28,371	69,144	28,781	(97,925)	28,371
Net comprehensive loss attributable to noncontrolling interests	—	—	(3,243)	—	(3,243)
Comprehensive income (loss) attributable to Titan	$28,371	$69,144	$32,024	$(97,925)	$31,614

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Nine Months Ended September 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$98,548	$95,909	$48,750	$(144,659)	$98,548
Unrealized gain (loss) on investments, net of tax	(16)	—	(16)	16	(16)
Currency translation adjustment, net	(5,816)	—	(5,816)	5,816	(5,816)
Pension liability adjustments, net of tax	2,508	2,370	138	(2,508)	2,508
Comprehensive income (loss)	95,224	98,279	43,056	(141,335)	95,224
Net comprehensive loss attributable to noncontrolling interests	—	—	(859)	—	(859)
Comprehensive income (loss) attributable to Titan	$95,224	$98,279	$43,915	$(141,335)	$96,083

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets September 30, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$350,611	$4	$96,841	$—	$447,456
Accounts receivable	—	125,048	165,199	—	290,247
Inventories	—	129,672	246,221	—	375,893
Prepaid and other current assets	63,335	13,634	53,456	—	130,425
Total current assets	413,946	268,358	561,717	—	1,244,021
Property, plant and equipment, net	16,393	205,666	339,647	—	561,706
Investment in subsidiaries	631,910	—	127,384	(759,294)	—
Other assets	35,590	403	106,041	—	142,034
Total assets	$1,097,839	$474,427	$1,134,789	$(759,294)	$1,947,761
Liabilities and Stockholders’ Equity
Short-term debt	$4,121	$—	$100,763	$—	$104,884
Accounts payable	1,219	20,899	173,005	—	195,123
Other current liabilities	30,222	59,921	63,333	—	153,476
Total current liabilities	35,562	80,820	337,101	—	453,483
Long-term debt	599,168	—	38,220	—	637,388
Other long-term liabilities	38,396	31,532	75,920	—	145,848
Intercompany accounts	(263,659)	(126,589)	390,248	—	—
Titan stockholders' equity	688,372	488,664	270,630	(759,294)	688,372
Noncontrolling interests	—	—	22,670	—	22,670
Total liabilities and stockholders’ equity	$1,097,839	$474,427	$1,134,789	$(759,294)	$1,947,761

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$103,154	$4	$85,956	$—	$189,114
Accounts receivable	(72)	128,917	168,953	—	297,798
Inventories	—	142,070	224,315	—	366,385
Prepaid and other current assets	49,438	17,021	76,367	—	142,826
Total current assets	152,520	288,012	555,591	—	996,123
Property, plant and equipment, net	11,497	208,734	348,113	—	568,344
Investment in subsidiaries	565,811	—	86,189	(652,000)	—
Other assets	35,564	499	109,705	—	145,768
Total assets	$765,392	$497,245	$1,099,598	$(652,000)	$1,710,235
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$145,801	$—	$145,801
Accounts payable	1,000	21,222	157,843	—	180,065
Other current liabilities	13,911	55,290	72,013	—	141,214
Total current liabilities	14,911	76,512	375,657	—	467,080
Long-term debt	312,881	—	128,557	—	441,438
Other long-term liabilities	44,512	35,482	89,361	—	169,355
Intercompany accounts	(213,529)	(34,272)	247,801	—	—
Titan stockholders' equity	606,617	419,523	232,477	(652,000)	606,617
Noncontrolling interests	—	—	25,745	—	25,745
Total liabilities and stockholders’ equity	$765,392	$497,245	$1,099,598	$(652,000)	$1,710,235

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(72,306)	$21,528	$182,967	$132,189
Cash flows from investing activities:
Capital expenditures	(5,979)	(21,763)	(27,214)	(54,956)
Acquisitions, net of cash acquired	—	—	(1,670)	(1,670)
Additional equity investment in Wheels India	—	—	(8,017)	(8,017)
Insurance proceeds	—	—	2,879	2,879
Other, net	—	235	1,107	1,342
Net cash used for investing activities	(5,979)	(21,528)	(32,915)	(60,422)
Cash flows from financing activities:
Proceeds from borrowings	345,313	—	—	345,313
Payment on debt	—	—	(162,040)	(162,040)
Term loan borrowing	—	—	25,880	25,880
Convertible note conversion	(14,090)	—	—	(14,090)
Proceeds from exercise of stock options	863	—	—	863
Excess tax benefit from stock options exercised	(46)	—	—	(46)
Payment of financing fees	(5,520)	—	—	(5,520)
Dividends paid	(778)	—	—	(778)
Net cash provided by (used for) financing activities	325,742	—	(136,160)	189,582
Effect of exchange rate change on cash	—	—	(3,007)	(3,007)
Net increase in cash and cash equivalents	247,457	—	10,885	258,342
Cash and cash equivalents, beginning of period	103,154	4	85,956	189,114
Cash and cash equivalents, end of period	$350,611	$4	$96,841	$447,456

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$20,502	$21,736	$42,850	$85,088
Cash flows from investing activities:
Capital expenditures	(3,571)	(22,076)	(10,672)	(36,319)
Acquisitions, net of cash acquired	(32,760)	—	—	(32,760)
Other, net	—	355	281	636
Net cash used for investing activities	(36,331)	(21,721)	(10,391)	(68,443)
Cash flows from financing activities:
Payment on debt	—	—	(14,434)	(14,434)
Term loan borrowing	—	—	4,378	4,378
Proceeds from exercise of stock options	925	—	—	925
Excess tax benefit from stock options exercised	185	—	—	185
Dividends paid	(634)	—	—	(634)
Net cash provided by (used for) financing activities	476	—	(10,056)	(9,580)
Effect of exchange rate change on cash	—	—	(1,345)	(1,345)
Net increase (decrease) in cash and cash equivalents	(15,353)	15	21,058	5,720
Cash and cash equivalents, beginning of period	125,266	4	3,900	129,170
Cash and cash equivalents, end of period	$109,913	$19	$24,958	$134,890

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

The table provides highlights for the quarter ended September 30, 2013, compared to 2012 (amounts in thousands):

	2013	2012	% Increase (Decrease)
Net sales	$497,510	$404,719	23%
Gross profit	62,506	67,161	(7)%
Income from operations	17,055	36,166	(53)%
Net income	7,652	18,829	(59)%

Quarter: The Company recorded sales of $497.5 million for the third quarter of 2013, which were approximately 23% higher than the third quarter 2012 sales of $404.7 million. The higher sales levels were primarily the result of recent acquisitions including the October 2012 acquisition of Titan Europe, offset by a price/mix reduction which resulted largely from decreased raw material prices that were generally passed on to customers, weakened demand in the earthmoving/construction market, and unfavorable currency translation.

The Company's gross profit was $62.5 million, or 12.6% of net sales, for the third quarter of 2013, compared to $67.2 million, or 16.6%, of net sales, in 2012. Income from operations was $17.1 million for the third quarter of 2013, compared to $36.2 million in 2012. Net income was $7.7 million for the third quarter of 2013, compared to net income of $18.8 million in 2012. Basic income per share was $.15 in the third quarter of 2013, compared to $.46 in 2012. Increased SG&A expense from recently acquired entities contributed to a decline in income from operations. This increased SG&A expense as well as higher interest expense from additional debt contributed to a decline in net income.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The table provides highlights for the nine months ended September 30, 2013, compared to 2012 (amounts in thousands):

	2013	2012	% Increase (Decrease)
Net sales	$1,669,188	$1,327,040	26%
Gross profit	245,912	242,610	1%
Income from operations	101,844	175,806	(42)%
Net income	49,897	98,548	(49)%

Year-to-date: The Company recorded sales of $1,669.2 million for the nine months ended September 30, 2013, which were approximately 26% higher than the nine months ended September 30, 2012 sales of $1,327.0 million. The higher sales levels were primarily the result of recent acquisitions including the August 2012 acquisition of the Planet Group of companies based in Perth, Australia, and the October 2012 acquisition of Titan Europe, as well as increased demand in the Company's agricultural segment, offset by a price/mix reduction which resulted largely from decreased raw material prices that were generally passed on to customers, and unfavorable currency translation.

The Company's gross profit was $245.9 million, or 14.7% of net sales, for the nine months ended September 30, 2013, compared to $242.6 million, or 18.3% of net sales, in 2012. Income from operations was $101.8 million for the nine months ended September 30, 2013, compared to $175.8 million in 2012. Net income was $49.9 million for the nine months ended September 30, 2013, compared to net income of $98.5 million in 2012. Basic income per share was $0.96 for the nine months ended September 30, 2013, compared to $2.35 in 2012. Increased SG&A expense from recently acquired entities contributed to a decline in income from operations. This increased SG&A expense as well as higher interest expense from additional debt contributed to a decline in net income. Net income and earnings per share for the nine months ended September 30, 2013 were positively affected by the gain on earthquake insurance recovery of $22.5 million. Income from operations, net income and earnings per share for the nine months ended September 30, 2012 were positively affected by the supply agreement termination income of $26.1 million.

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

Inventories
Inventories are valued at lower of cost or market. At September 30, 2013, approximately 12% of the Company's inventories were valued under the last-in, first-out (LIFO) method. The majority of steel material inventory and related work-in-process and finished goods are accounted for under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. Market value is estimated based on current selling prices. Estimated provisions are established for slow-moving and obsolete inventory.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries. During the first nine months of 2013, the Company contributed cash funds of $3.8 million to its pension plans. Titan expects to contribute approximately $1.7 million to these pension plans during the remainder of 2013. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 25 to the Company's financial statements on Form 10-K for the fiscal year ended December 31, 2012.

Product Warranties
The Company provides limited warranties on workmanship on its products in all market segments. The majority of the Company's products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. Actual warranty expense may differ from historical experience. The Company's warranty accrual was $34.6 million at September 30, 2013, and $27.5 million at December 31, 2012. The Company's warranty accrual increased primarily as a result of increased provisions related to earthmoving tires.

SUBSEQUENT EVENTS

Voltyre-Prom Purchase
On October 4, 2013, Titan in partnership with One Equity Partners and the Russian Direct Investment Fund closed the acquisition of an 85% interest in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, for approximately $94.0 million. Titan will act as operating partner with responsibility for Voltyre-Prom's daily operations on behalf of the consortium of which Titan holds a 30% interest.

6.875% Senior Secured Notes due 2020
On October 7, 2013, the Company closed on an offering of $400.0 million 6.875% senior secured notes due 2020. Titan used the net proceeds from the offering towards financing the repurchase of the Company's 7.875% senior secured notes due 2017 including tender and consent payments, accrued interest and expenses associated therewith.

7.875% Senior Secured Notes due 2017 Tender Offer Settlement
On October 7, 2013, the Company elected to exercise its early settlement election in connection with a tender offer to purchase all of its 7.875% senior secured notes due 2017, and purchased $387.3 million, or approximately 73.8% of such notes. In connection with this transaction, Titan will record expenses of approximately $18 million in the fourth quarter of 2013. These expenses relate primarily to a tender and consent premium of $64.50 per $1,000 principal amount of the notes and unamortized deferred financing fees offset by unamortized premium on the notes. The tender offer expired October 21, 2013, with no additional notes tendered.

7.875% Senior Secured Notes due 2017 Redemption Call
On October 7, 2013, the Company announced a call for redemption for all 7.875% senior secured notes due 2017 that were not validly tendered by the expiration of the tender offer on October 21, 2013. The remaining notes will be redeemed on November 6, 2013. In connection with this transaction, Titan will record expenses of approximately $4 million in the fourth quarter of 2013. These expenses relate primarily to a redemption premium of $59.06 per $1,000 principal amount of the notes and unamortized deferred financing fees offset by unamortized premium on the notes.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Highlights for the three and nine months ended September 30, 2013, compared to 2012 (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$497,510	$404,719	$1,669,188	$1,327,040
Cost of sales	435,004	337,558	1,423,276	1,084,430
Gross profit	62,506	67,161	245,912	242,610
Gross profit percentage	12.6%	16.6%	14.7%	18.3%

Net Sales
Quarter: Net sales for the quarter ended September 30, 2013, were $497.5 million compared to $404.7 million in 2012, an increase of 23%. Sales increased approximately 35% from the inclusion of recently acquired entities including $128.9 million at Titan Europe. The increase in net sales was partially offset by a price/mix reduction which resulted largely from decreased raw material prices that were generally passed on to customers and decreased sales approximately 5%, weakened demand in the earthmoving/construction market which contributed to a 4% decrease in sales volume, and unfavorable currency translation which decreased sales by approximately 3%.

Year-to-date: Net sales for the nine months ended September 30, 2013, were $1,669.2 million compared to $1,327.0 million in 2012, an increase of 26%. Sales increased approximately 35% from the inclusion of recently acquired entities including $432.0 million at Titan Europe. Overall sales volume was flat compared to the prior year.  The increase in net sales was partially offset by a price/mix reduction which resulted largely from decreased raw material prices that were generally passed on to customers and decreased sales approximately 7%, and unfavorable currency translation which decreased sales by approximately 2%.

Cost of Sales and Gross Profit
Quarter: Cost of sales was $435.0 million for the quarter ended September 30, 2013, compared to $337.6 million in 2012. The higher cost of sales resulted primarily from the increase in sales levels. The cost of sales increased by approximately 29%, as compared to an approximate 23% increase in net sales.

Gross profit for the third quarter of 2013 was $62.5 million, or 12.6% of net sales, compared to $67.2 million, or 16.6% of net sales for the third quarter of 2012. Gross profit, as a percentage of net sales, decreased as a result of lower raw material costs that were passed on to customers before being fully realized by the Company. Increased warranty provisions relating to earthmoving tires also contributed to the decreased gross profit. Titan Europe provided gross profit of $16.2 million, or 12.6% of net sales. Titan Europe margins were negatively affected by decreased earthmoving/construction demand.

Year-to-date: Cost of sales was $1,423.3 million for the nine months ended September 30, 2013, compared to $1,084.4 million in 2012. The higher cost of sales resulted primarily from the increase in sales levels. The cost of sales increased by approximately 31%, as compared to an approximate 26% increase in net sales.

Gross profit for the nine months ended September 30, 2013, was $245.9 million, or 14.7% of net sales, compared to $242.6 million, or 18.3% of net sales in 2012. Gross profit, as a percentage of net sales, decreased as a result of the Titan Europe acquisition and lower raw material costs that were passed on to customers before being fully realized by the Company. Increased warranty provisions relating to earthmoving tires also contributed to the decreased gross profit. Titan Europe provided gross profit of $50.5 million, or 11.7% of net sales. Titan Europe margins were negatively affected by decreased earthmoving/construction demand.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Selling, general and administrative	$38,731	$25,497	$124,827	$79,742
Percentage of net sales	7.8%	6.3%	7.5%	6.0%

Quarter: Selling, general and administrative (SG&A) expenses for the third quarter of 2013 were $38.7 million, or 7.8% of net sales, compared to $25.5 million, or 6.3% of net sales, for 2012.  The higher SG&A expenses were primarily the result of approximately $10 million of SG&A expenses at recently acquired facilities. The increase in SG&A as a percentage of sales was primarily the result of higher SG&A percentages at recently acquired facilities.

Year-to-date: Selling, general and administrative (SG&A) expenses for the nine months ended September 30, 2013 were $124.8 million, or 7.5% of net sales, compared to $79.7 million, or 6.0% of net sales, for 2012.  The higher SG&A expenses were primarily the result of approximately $45 million of SG&A expenses at recently acquired facilities. The increase in SG&A as a percentage of sales was primarily the result of higher SG&A percentages at recently acquired facilities.

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Research and development	$2,778	$1,759	$8,281	$4,456
Percentage of net sales	0.6%	0.4%	0.5%	0.3%

Quarter: Research and development (R&D) expenses for the third quarter of 2013 were $2.8 million, or 0.6% of net sales, compared to $1.8 million, or 0.4% of net sales, for 2012. Approximately $1 million of R&D expenses of recently acquired facilities contributed to the increase.

Year-to-date: Expenses for R&D were $8.3 million, or 0.5% of net sales for the nine months ended September 30, 2013, compared to $4.5 million, or 0.3% of net sales, for 2012. Approximately $4 million of R&D expenses of recently acquired facilities contributed to the increase.

Royalty Expense
Royalty expense was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Royalty expense	$3,942	$3,739	$10,960	$8,740

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

Quarter: Royalty expenses were $3.9 million and $3.7 million for the quarters ended September 30, 2013 and 2012, respectively.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Year-to-date: Year-to-date royalty expenses recorded were $11.0 million and $8.7 million for the nine months ended September 30, 2013 and 2012, respectively. As sales subject to the license agreement increased in the first nine months of 2013, the Company's royalty expense increased accordingly.

Supply agreement termination income
Supply agreement termination income was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Supply agreement termination income	$—	$—	$—	$26,134

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

Income from Operations
Income from operations was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Income from operations	$17,055	$36,166	$101,844	$175,806
Percentage of net sales	3.4%	8.9%	6.1%	13.2%

Quarter: Income from operations for the third quarter of 2013, was $17.1 million, or 3.4% of net sales, compared to $36.2 million, or 8.9% of net sales, in 2012.  This decrease was the net result of the items previously discussed.

Year-to-date: Income from operations for the nine months ended September 30, 2013, was $101.8 million, or 6.1% of net sales, compared to $175.8 million, or 13.2% of net sales, in 2012.  This decrease was the net result of the items previously discussed.

Interest Expense
Interest expense was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest expense	$12,414	$6,187	$35,924	$18,699

Quarter: Interest expense was $12.4 million and $6.2 million for the quarters ended September 30, 2013, and 2012, respectively. Interest expense for the third quarter of 2013 increased primarily as a result of approximately $5 million of interest recorded for the additional 7.875% senior secured notes issued in the first quarter of 2013. Interest expense at the recently acquired Titan Europe Plc of approximately $1 million also contributed to the increase.

Year-to-date: Year-to-date interest expense was $35.9 million and $18.7 million for the nine months ended September 30, 2013, and 2012, respectively. Interest expense for the first nine months of 2013 increased primarily as a result of approximately $12 million of interest recorded for the additional 7.875% senior secured notes issued in the first quarter of 2013. Interest expense at the recently acquired Titan Europe Plc of approximately $6 million also contributed to the increase.

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

Gain on Earthquake Insurance Recovery
Gain on earthquake insurance recovery (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Gain on earthquake insurance recovery	$—	$—	22,451	$—

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

Other Income
Other income was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Other income	$8,722	$2,439	$7,712	$6,163

Quarter: Other income was $8.7 million for the quarter ended September 30, 2013, as compared to other income of $2.4 million in 2012.  The Company recorded currency exchange gain of $5.7 million, $0.8 million in discount amortization on prepaid royalty and interest income of $0.6 million for the quarter ended September 30, 2013. The Company recorded $0.9 million in discount amortization on prepaid royalty and a $0.5 million gain on contractual obligation investments for the quarter ended September 30, 2012.

Year-to-date: Other income was $7.7 million and $6.2 million for the nine months ended September 30, 2013 and 2012, respectively.  For the first nine months of 2013, the Company recorded interest income of $2.5 million and $2.5 million in discount amortization on prepaid royalty, offset by currency exchange loss of $1.0 million. The Company recorded $2.9 million in discount amortization on prepaid royalty and a $1.3 million gain on contractual obligation investments for the nine months ended September 30, 2012.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Income Taxes
Income taxes were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Income tax expense	$5,711	$13,589	$38,913	$64,722

Quarter: The Company recorded income tax expense of $5.7 million for the quarter ended September 30, 2013, as compared to $13.6 million in 2012.   The Company's effective income tax rate was 43% and 42% for the three months ended September 30, 2013 and 2012, respectively.

Year-to-date: Income tax expense for the nine months ended September 30, 2013 and 2012, was $38.9 million and $64.7 million, respectively. The Company's effective income tax rate was 44% and 40% for the nine months ended September 30, 2013 and 2012, respectively.

The Company's 2013 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of a change in Italian law making the insurance proceeds from the earthquake non-taxable. In addition, as a result of the reassessment of the realizability of the deferred tax assets due to the Italian law change, a valuation allowance was established on the Italy net deferred tax assets. Other items contributing to the rate difference are state income tax expense, unrecognized tax benefits, foreign earnings, domestic production activities deduction, and tax deductible expenses related to the convertible bond repurchase.

The Company's 2012 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the supply agreement termination income and related income tax effects and the liability for unrecognized tax benefits recorded during the three months ended June 30, 2012.

Net Income
Net income was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$7,652	$18,829	$49,897	$98,548

Quarter: Net income for the third quarter of September 30, 2013, was $7.7 million, compared to $18.8 million in 2012. For the quarters ended September 30, 2013 and 2012, basic earnings per share were $.15 and $.46, respectively, and diluted earnings per share were $.15 and $.39, respectively. The Company's net income and earnings per share were lower due to the items previously discussed.

Year-to-date: Net income for the nine months ended September 30, 2013 and 2012, was $49.9 million and $98.5 million, respectively. For the nine months ended September 30, 2013 and 2012, basic earnings per share were $0.96 and $2.35, respectively, and diluted earnings per share were $0.89 and $1.92, respectively. The Company's net income and earnings per share were lower due to the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$273,301	$246,578	$907,797	$831,376
Gross profit	48,346	48,091	158,566	173,684
Income from operations	37,762	41,740	125,063	156,965

Quarter: Net sales in the agricultural market were $273.3 million for the quarter ended September 30, 2013, as compared to $246.6 million in 2012, an increase of 11% . Sales increased approximately 16% from the inclusion of recently acquired entities. Sales volume was approximately 8% higher as the result of increased demand in the Company's agricultural segment.  The increase in net sales was partially offset by a price/mix reduction which resulted largely from decreased raw material costs passed through to customers that decreased sales approximately 11%, and unfavorable currency translation which decreased sales by approximately 2%.

Gross profit in the agricultural market was $48.3 million for the quarter ended September 30, 2013, as compared to $48.1 million in 2012.  Income from operations in the agricultural market was $37.8 million for the quarter ended September 30, 2013, as compared to $41.7 million in 2012.  The Company's gross profit, as a percentage of net sales, and income from operations decreased as a result of the Titan Europe acquisition and lower raw material costs that were passed on to customers before being fully realized by the Company. Titan Europe provided gross profit of $4.4 million, or 12.3% of net sales. Titan Europe margins were negatively affected by decreased agriculture demand.

Year-to-date: Net sales in the agricultural market were $907.8 million for the nine months ended September 30, 2013, as compared to $831.4 million in 2012, an increase of 9% . Sales increased approximately 16% from the inclusion of recently acquired entities. Sales volume was approximately 6% higher as the result of increased demand in the Company's agricultural segment.  The increase in net sales was partially offset by a price/mix reduction which resulted largely from decreased raw material costs passed through to customers that decreased sales approximately 11%, and unfavorable currency translation which decreased sales by approximately 2%.

Gross profit in the agricultural market was $158.6 million for the nine months ended September 30, 2013, as compared to $173.7 million in 2012.  Income from operations in the agricultural market was $125.1 million for the nine months ended September 30, 2013, as compared to $157.0 million in 2012.  The Company's gross profit, as a percentage of net sales, and income from operations decreased as a result of the Titan Europe acquisition and lower raw material costs that were passed on to customers before being fully realized by the Company. Titan Europe provided gross profit of $14.8 million, or 11.5% of net sales. Titan Europe margins were negatively affected by decreased agriculture demand.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$168,964	$103,135	$586,806	$318,244
Gross profit	11,283	18,689	75,598	60,598
Income (loss) from operations	(1,833)	13,468	27,365	51,385

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Quarter: The Company's earthmoving/construction market net sales were $169.0 million for the quarter ended September 30, 2013, as compared to $103.1 million in 2012, an increase of 64%. Sales increased approximately 96% from the inclusion of recently acquired entities, primarily Titan Europe which recorded earthmoving/construction sales of $91.2 million. The increase in net sales was partially offset by a price/mix reduction which resulted largely from decreased demand for larger products used in the mining industry that decreased sales approximately 25%, decreased volume of 6%, and unfavorable currency translation which decreased sales by approximately 2%.

Gross profit in the earthmoving/construction market was $11.3 million for the quarter ended September 30, 2013, as compared to $18.7 million in 2012. The Company's earthmoving/construction market loss from operations was $1.8 million for the quarter ended September 30, 2013, as compared to income from operations of $13.5 million in 2012. Gross profit and income from operations were negatively affected by decreased demand in the earthmoving/construction market and increased warranty provisions relating to earthmoving tires.

Year-to-date: The Company's earthmoving/construction market net sales were $586.8 million for the nine months ended September 30, 2013, as compared to $318.2 million in 2012, an increase of 84%. Sales increased approximately 103% from the inclusion of recently acquired entities, primarily Titan Europe which recorded earthmoving/construction sales of $295.6 million. Sales increased approximately 3% as the result of price/mix improvements. The increase in net sales was partially offset by decreased volume of 22%.

Gross profit in the earthmoving/construction market was $75.6 million for the nine months ended September 30, 2013, as compared to $60.6 million in 2012. The Company's earthmoving/construction market income from operations was $27.4 million for the nine months ended September 30, 2013, as compared to $51.4 million in 2012. The Company's gross profit and income from operations increased from recently acquired facilities. Gross profit and income from operations were negatively affected by decreased demand in the earthmoving/construction market and increased warranty provisions relating to earthmoving tires.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$55,245	$55,006	$174,585	$177,420
Gross profit	3,363	1,016	13,841	10,488
Income (loss) from operations	55	(234)	4,224	30,284

Quarter: Consumer market net sales were $55.2 million for quarter ended September 30, 2013, as compared to $55.0 million in 2012.

Gross profit from the consumer market was $3.4 million for the quarter ended September 30, 2013, as compared to $1.0 million in 2012. Consumer market income from operations was $0.1 million for the quarter ended September 30, 2013, as compared to loss from operations of $(0.2) million in 2012.

Year-to-date: Consumer market net sales were $174.6 million for the nine months ended September 30, 2013, as compared to $177.4 million in 2012, a decrease of 2%.

Gross profit from the consumer market was $13.8 million for the nine months ended September 30, 2013, as compared to $10.5 million in 2012. Consumer market income from operations was $4.2 million for the nine months ended September 30, 2013, as compared to income from operations of $30.3 million in 2012. The Company's decrease in income from operations was primarily the result of the supply agreement termination income of $26.1 million recorded in the second quarter of 2012.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Segment Summary (Amounts in thousands)

Quarter

Three months ended September 30, 2013	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$273,301	$168,964	$55,245	$—	$497,510
Gross profit (loss)	48,346	11,283	3,363	(486)	62,506
Income (loss) from operations	37,762	(1,833)	55	(18,929)	17,055
Three months ended September 30, 2012
Net sales	$246,578	103,135	$55,006	$—	$404,719
Gross profit (loss)	48,091	18,689	1,016	(635)	67,161
Income (loss) from operations	41,740	13,468	(234)	(18,808)	36,166

Year-to-Date

Nine months ended September 30, 2013	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$907,797	$586,806	$174,585	$—	$1,669,188
Gross profit (loss)	158,566	75,598	13,841	(2,093)	245,912
Income (loss) from operations	125,063	27,365	4,224	(54,808)	101,844
Nine months ended September 30, 2012
Net sales	$831,376	318,244	$177,420	$—	$1,327,040
Gross profit (loss)	173,684	60,598	10,488	(2,160)	242,610
Income (loss) from operations	156,965	51,385	30,284	(62,828)	175,806

Corporate Expenses

Quarter: Income from operations on a segment basis does not include corporate expenses totaling $18.9 million for the quarter ended September 30, 2013, as compared to $18.8 million for 2012.

Corporate expenses for the quarter ended September 30, 2013 were composed of selling and marketing expenses of approximately $8 million and administrative expenses of approximately $11 million.

Corporate expenses for the quarter ended September 30, 2012 were composed of selling and marketing expenses of approximately $7 million and administrative expenses of approximately $12 million.

Year-to-date: Income from operations on a segment basis does not include corporate expenses totaling $54.8 million for the nine months ended September 30, 2013, as compared to $62.8 million for 2012.

Corporate expenses for the nine months ended September 30, 2013 were composed of selling and marketing expenses of approximately $24 million and administrative expenses of approximately $31 million.

Corporate expenses for the nine months ended September 30, 2012 were composed of selling and marketing expenses of approximately $24 million and administrative expenses of approximately $39 million.

Corporate administrative expenses were approximately $8 million lower for the nine months ended September 30, 2013 primarily due to a decrease in incentive compensation of approximately $9 million.

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

The Company's recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined by the Company with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. Titan expects to contribute approximately $1.7 million to these pension plans during the remainder of 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of September 30, 2013, the Company had $447.5 million of cash within various bank accounts.

(amounts in thousands)	September 30,	December 31,
	2013	2012	Change
Cash	$447,456	$189,114	$258,342

The cash balance increased by $258.3 million from December 31, 2012, due to the following items.

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Nine months ended September 30,
	2013	2012	Change
Net income	$49,897	$98,548	$(48,651)
Depreciation and amortization	56,333	35,865	20,468
Convertible debt conversion charge	7,273	—	7,273
Gain on earthquake insurance recovery	(22,451)	—	(22,451)
Insurance proceeds	35,808	—	35,808
Deferred income tax provision	(6,860)	6,906	(13,766)
Supply agreement termination income	—	(26,134)	26,134
Accounts receivable	(1,022)	(24,099)	23,077
Inventories	(18,599)	(36,921)	18,322
Accounts payable	23,302	25,893	(2,591)
Other current liabilities	23,218	4,786	18,432
Other liabilities	1,968	10,937	(8,969)
Other operating activities	(16,678)	(10,693)	(5,985)
Cash provided by operating activities	$132,189	$85,088	$47,101

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

In the first nine months of 2013, operating activities provided cash of $132.2 million, which included net income of $49.9 million and an increase in accounts payable of $23.3 million and other current liabilities of $23.2 million. Net income included $56.3 million of noncash charges for depreciation and amortization. Insurance proceeds less gain on earthquake insurance recovery provided cash of $13.4 million. Positive cash inflows were offset by an increase in inventory of $18.6 million.

In the first nine months of 2012, operating activities provided cash of $85.1 million, which included net income of $98.5 million and an increase in accounts payable and other liabilities of $25.9 million and $10.9 million, respectively. Net income included $35.9 million of noncash charges for depreciation and amortization. Positive cash inflows were offset by increases in accounts receivable and inventory of $24.1 million and $36.9 million, respectively, and noncash supply agreement income of $26.1 million.

Operating cash flows increased $47.1 million when comparing the nine months ended September 30, 2013, to the nine months ended September 30, 2012. Net income in the first nine months of 2013 was $48.7 million lower than the net income in the first nine months of 2012. Partially contributing to this was increased depreciation and amortization of $20.5 million and a convertible debt conversion charge of $7.3 million. When comparing the first nine months of 2013 to the first nine months of 2012, cash flows from inventories and other current liabilities increased $18.3 million and $18.4 million, respectively, which was partially offset by decreased cash flows from other liabilities of $9.0 million.

The Company's inventory balance was higher at September 30, 2013, as compared to December 31, 2012. The Company's accounts receivable balance was lower at September 30, 2013, as compared to December 31, 2012. Days sales in inventory decreased to 73 days at September 30, 2013, compared to 86 days at December 31, 2012. Days sales outstanding decreased to 53 days at September 30, 2013, from 54 days at December 31, 2012.

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Nine months ended September 30,
	2013	2012	Change
Acquisitions, net of cash acquired	$(1,670)	$(32,760)	$31,090
Additional equity investment in Wheels India	(8,017)	—	(8,017)
Capital expenditures	(54,956)	(36,319)	(18,637)
Other investing activities	4,221	636	3,585
Cash used for investing activities	$(60,422)	$(68,443)	$8,021

Net cash used for investing activities was $60.4 million in the first nine months of 2013, as compared to $68.4 million in the first nine months of 2012. The Company invested a total of $55.0 million in capital expenditures in the first nine months of 2013, compared to $36.3 million in 2012. The 2013 and 2012 expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan's existing business and maintaining existing equipment. The Company invested a total of $1.7 million in acquisitions in the first nine months of 2013, as compared to $32.8 million in the first nine months of 2012. The Company also used $8.0 million for additional equity investment in Wheels India in the first nine months of 2013.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Nine months ended September 30,
	2013	2012	Change
Proceeds from borrowings	$345,313	$—	$345,313
Term loan borrowing	25,880	4,378	21,502
Proceeds from exercise of stock options	863	925	(62)
Convertible note conversion	(14,090)	—	(14,090)
Payment of financing fees	(5,520)	—	(5,520)
Payment on debt	(162,040)	(14,434)	(147,606)
Excess tax benefit from stock options exercised	(46)	185	(231)
Dividends paid	(778)	(634)	(144)
Cash provided by (used for) financing activities	$189,582	$(9,580)	$199,162

In the first nine months of 2013, $189.6 million of cash was provided by financing activities. This cash was primarily provided by proceeds from the issuance of $345.3 million of additional 7.875% senior secured notes due 2017. This was partially offset by payment on debt of $162.0 million, primarily at the Company's European facilities.

In the first nine months of 2012, $9.6 million of cash was used for financing activities. This cash was primarily used for the payment on term loan borrowings of $14.4 million that was originally borrowed to provide working capital for Titan's Latin American operations. This was partially offset by $4.4 million of additional term loan borrowings for Titan's Latin American operations.

Financing cash flows increased by $199.2 million when comparing the first nine months of 2013 to 2012. This increase was primarily the result of the additional issuance of 7.875% senior secured notes due 2017.

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

Liquidity Outlook
At September 30, 2013, the Company had $447.5 million of cash and cash equivalents and no outstanding borrowings on the Company's $150 million credit facility. The cash and cash equivalents balance of $447.5 million includes $96.7 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations, with the exception of intercompany loans to foreign subsidiaries totaling $149.3 million at September 30, 2013. However, if foreign funds were needed for U.S. operations, the Company would be required to accrue and pay taxes to repatriate the funds.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

In October 2013, Titan paid approximately $19 million in connection with the tender offer for the Company's 7.875% senior secured notes due 2017. This amount represents payments for principal, tender and consent payments, and accrued interest which were not covered by the net proceeds of the offering of 6.875% senior secured notes due 2020. In November 2013, the Company expects to pay approximately $147 million for the redemption of the remaining 7.875% senior secured notes due 2017. This amount represents principal, redemption premium and interest.

Capital expenditures for the remainder of 2013 are forecasted to be approximately $15 million to $20 million.  Cash payments for interest are currently forecasted to be approximately $23 million for the remainder of 2013 based on September 30, 2013 debt balances. The forecasted interest payments are comprised primarily of a semi-annual payment of $20.7 million for the 7.875% senior secured notes paid on October 1.

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

MARKET CONDITIONS AND OUTLOOK
In the first nine months of 2013, Titan experienced higher sales when compared to the sales levels in the first nine months of 2012.  The higher sales were primarily the result of increased demand in the Company's agricultural segment, as well as recent acquisitions including the August 2012 acquisition of the Planet Group of companies based in Perth, Australia, and the October 2012 acquisition of Titan Europe. For the remainder of 2013, the Company expects demand to remain weak in the earthmoving/construction market.

Energy, raw material and petroleum-based product costs have been volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were higher in the first nine months of 2013 when compared to the first nine months of 2012.  The Titan Europe acquisition and continued strong demand contributed to the higher sales levels. The increase in the global population may help grow future demand.  The gradual increase in the use of biofuels may help sustain future production.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving and mining sales were significantly higher in the first nine months of 2013 when compared to the first nine months of 2012. Recent acquisitions contributed to the higher sales levels. Although metals, oil and gas prices may fluctuate in the short-term, in the long-term, these prices are expected to remain at levels that are attractive for continued investment, which should help support future earthmoving and mining sales.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and the on-going banking and credit issues.  For the remainder of 2013, the Company expects earthmoving/construction market demand to remain weak.

CONSUMER MARKET OUTLOOK
Consumer market sales were slightly lower in the first nine months of 2013, when compared to the first nine months of 2012. The decrease in net sales was primarily the result of unfavorable currency translation on consumer product sales in Latin America, partially offset by the inclusion of recently acquired entities. Consumer market sales may fluctuate from period to period.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	October 29, 2013	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL G. REITZ
Paul G. Reitz
Chief Financial Officer
(Principal Financial Officer)