Form 10-K
period 2013-12-31
TITAN INTERNATIONAL INC
filed 2014-02-20
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $857 million based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2013.

As of February 12, 2014, a total of 53,570,206 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 15, 2014, are incorporated by reference into Part III of this Form 10-K.

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
Titan traces its roots to the Electric Wheel Company in Quincy, Illinois, which was founded in 1890.  The Company was incorporated in 1983.  The Company has grown through six major acquisitions in recent years.  In 2005, Titan Tire Corporation, a subsidiary of the Company, acquired The Goodyear Tire & Rubber Company’s North American farm tire assets.  In 2006, Titan Tire Corporation of Bryan, a subsidiary of the Company, acquired the off-the-road (OTR) tire assets of Continental Tire North America, Inc.  In 2011, the Company acquired The Goodyear Tire & Rubber Company's Latin American farm tire business. In August 2012, the Company purchased a 56% controlling interest in Planet Corporation Group, now known as Titan National (Australia) Holdings PTY LTD (TNAH). In October 2012, the Company completed its acquisition of Titan Europe. In October 2013, the Company in partnership with One Equity Partners and the Russian Direct Investment Fund closed the acquisition of an 85% interest in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia. These acquisitions have allowed Titan to achieve higher sales levels and enhance product offering in the Company’s target markets.

•	Market Segments
In 2013, Titan’s agricultural segment sales represented 55% of net sales, the earthmoving/construction segment represented 34% and the consumer segment represented 11% of net sales.

COMPETITIVE STRENGTHS
Titan’s strong market position in the off-highway wheel, tire and undercarriage market, and its long-term core customer relationships contribute to the Company’s competitive strengths.  These strengths, along with Titan’s dedication to the off-highway wheel, tire and undercarriage market, continue to drive the Company forward.

•	Strong Market Position
Titan’s ability to offer a broad range of specialized wheels, tires, assemblies and undercarriage systems and components has resulted in the Company’s strong position in the global off-highway market.  Through a diverse dealer network, the Company is able to reach an increasing number of customers in the aftermarket and build Titan’s image and brand recognition.  The Company’s acquisition of the Goodyear Farm Tire brand in North America and Latin America contributes to overall visibility and customer confidence.  Titan gained a strong presence in Europe and other parts of the world through the 2012 acquisition of Titan Europe. The 2013 acquisition of Voltyre-Prom expands Titan's footprint into the Commonwealth of Independent States (CIS) region. Years of product design and engineering experience have enabled Titan to improve existing products and develop new ones that have been well received in the marketplace.  In addition, Titan believes it has benefited from significant barriers to entry, such as the substantial investment necessary to replicate the Company’s manufacturing equipment and numerous tools, dies and molds, many of which are used in custom processes.

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
The Company’s 2006 acquisition of the OTR tire assets of Continental Tire North America, Inc. in Bryan, Ohio, expanded Titan’s product offering into larger earthmoving, construction and mining tires.  The Company subsequently expanded the Bryan facility production capacity to include giant mining tires.  The mining tire market is expected to offer long-term opportunities.

•	Increase Aftermarket Tire Business
The Company has concentrated on increasing its presence in the tire aftermarket, which historically has tended to be somewhat less cyclical than the OEM market.  The aftermarket also offers the potential for higher profit margins and is a larger market in most cases.

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

For additional information concerning the revenues, certain expenses, income from operations and assets attributable to each of the segments in which the Company operates, see Note 33 to the Company's consolidated financial statements, included in Item 8 of our 2013 Form 10-K.

AGRICULTURAL SEGMENT
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

EARTHMOVING/CONSTRUCTION SEGMENT
The Company manufactures rims, wheels, tires and undercarriage systems and components for various types of OTR earthmoving, mining, military and construction equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, articulated dump trucks, load transporters, haul trucks, backhoe loaders, crawler tractors, lattice cranes, shovels and hydraulic excavators.  The earthmoving/construction market is often referred to as OTR, an acronym for off-the-road.  The Company provides OEM and aftermarket customers with a broad range of earthmoving/construction wheels ranging in diameter from 20 to 63 inches and in weight from 125 pounds to 7,000 pounds.  The 63-inch diameter wheel is the largest manufactured in North America for the earthmoving/construction market. Titan’s earthmoving/construction tires range from approximately 3 feet to approximately 13 feet in outside diameter and in weight from 50 pounds to 12,500 pounds.  The Company offers the added value of wheel and tire assembly for certain applications in the earthmoving/construction segment.

CONSUMER SEGMENT
Titan manufactures bias truck tires in Latin America, provides wheels and tires and assembles brakes, actuators and components for the domestic boat, recreational and utility trailer markets.  Titan also offers select products for ATVs, turf, and golf cart applications.

SEGMENT SALES

	Year ended December 31,
(Amounts in thousands)	2013		2012		2011
	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales
Agricultural	$1,182,187	55%	$1,080,412	59%	$960,693	64%
Earthmoving/construction	749,115	34%	501,617	28%	306,821	21%
Consumer	232,293	11%	238,649	13%	219,484	15%
	$2,163,595		$1,820,678		$1,486,998

MARKET CONDITIONS OUTLOOK
In 2013, Titan experienced higher sales than 2012. The higher sales levels were primarily the result of recent acquisitions including the August 2012 acquisition of Planet Group based in Perth, Australia, the October 2012 acquisition of Titan Europe, and the October 2013 acquisition of Voltyre-Prom based in Volgograd, Russia. Increased demand in the Company's agricultural segment also contributed to the higher sales levels.

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

For most wheels in our consumer segment, the Company manufactures rims and center discs from steel sheets.  Rims are rolled and welded, and discs are stamped and formed from the sheets.  The manufacturing process then entails welding the rims to the centers and painting the assembled product.

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
The Company’s position as a manufacturer of both wheels and tires allows Titan to mount and deliver one of the largest selections of off-highway assemblies in North America. Titan offers this value-added service of one-stop shopping for wheel and tire assemblies for the agricultural, earthmoving/construction and consumer segments.  Customer orders are entered into the Company’s system either through electronic data interchange or manually.  The appropriate wheel-tire assembly delivery schedule is established based on each customer’s requirements and products are received by the customer on a just-in-time basis.

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

CAPITAL EXPENDITURES
Capital expenditures for 2013, 2012 and 2011 were $80.1 million, $65.7 million and $35.7 million, respectively.  The capital expenditures in each year were used primarily for updating manufacturing equipment, expanding manufacturing capacity and for further automation at the Company’s facilities.  Capital expenditures for 2014 are forecasted to be approximately $50 million to $55 million.  These capital expenditures are anticipated to be used to expand capacity and enhance the Company’s existing facilities and manufacturing capabilities.

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

MARKETING AND DISTRIBUTION
The Company employs an internal sales force and utilizes several manufacturing representative firms for sales in North America, Europe, Latin America, the CIS region, and other worldwide locations.  Sales representatives are primarily organized within geographic regions.

Titan distributes wheels, tires, and undercarriage systems directly to OEMs. The distribution of aftermarket tires occurs primarily through a network of independent and OEM-affiliated dealers.  The Company distributes wheels, tires, wheel and tire assemblies, and undercarriage systems directly to OEMs and aftermarket customers through its distribution network consisting of facilities worldwide.

SEASONALITY
Agricultural equipment sales are seasonal by nature.  Farmers generally order equipment to be delivered before the growing season.  Shipments to OEMs in the U.S. and Europe usually peak during the Company’s first and second quarters for the spring planting period, while shipments in Latin America usually peak during the Company's second and third quarter for the fall planting period.  Earthmoving/construction and consumer segments also historically tend to experience higher demand in the first and second quarters.  These segments are affected by mining, building and economic conditions.

RESEARCH, DEVELOPMENT AND ENGINEERING
The Company’s research, development and engineering staff tests original designs and technologies and develops new manufacturing methods to improve product performance.  These services enhance the Company’s relationships with its customers. Titan’s engineers have introduced designs for giant OTR tires.  These giant tires employ an innovative steel radial construction technology.  Research and development (R&D) expenses are expensed as incurred.  R&D costs were $11.2 million, $7.1 million and $4.2 million for the years ending December 31, 2013, 2012 and 2011, respectively.

CUSTOMERS
Titan’s 10 largest customers accounted for approximately 41% of net sales for the year ended December 31, 2013, compared to approximately 50% for the year ended December 31, 2012.  Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction and consumer segments combined represented approximately 13% and 19% of the Company’s consolidated revenues for the years ended December 31, 2013 and 2012, respectively.  Net sales to CNH Global N.V. in Titan’s three markets represented approximately 9% and 10% of the Company’s consolidated revenues for the years ended December 31, 2013 and 2012, respectively.  No other customer accounted for more than 10% of the Company’s net sales in 2013 or 2012.  Management believes the Company is not totally dependent on any single customer; however, certain products are dependent on a few customers.  While the loss of any substantial customer could impact Titan’s business, the Company believes that its diverse product mix and customer base may minimize a longer-term impact caused by any such loss.

ORDER BACKLOG
As of January 31, 2014, Titan estimates $514 million in firm orders compared to $753 million at January 31, 2013, for the Company’s operations.  Orders are considered firm if the customer would be obligated to accept the product if manufactured and delivered pursuant to the terms of such orders.  The January 31, 2014 firm order amount included $238 million in the agricultural segment, $257 million in the earthmoving/construction segment, and $19 million in the consumer segment. The January 31, 2013 firm order amount included $280 million in the agricultural segment, $465 million in the earthmoving/construction segment, and $8 million in the consumer segment. The Company believes that the current order backlog will be filled during the current year.

INTERNATIONAL OPERATIONS
In April of 2011, the Company closed on the acquisition of The Goodyear Tire & Rubber Company's Latin American farm tire business. As a result of this transaction, the Company operates a manufacturing facility in Sao Paulo, Brazil. The Latin American operations recorded approximately 16% and 18% of the Company's sales for the years ended December 31, 2013 and 2012, respectively.

In October of 2012, the Company closed on the acquisition of Titan Europe and, as a result, expanded its global footprint. The Titan Europe operations accounted for approximately 27% and 6% of the Company's sales for the years ended December 31, 2013 and 2012, respectively.

In October 2013, the Company closed on the acquisition of Voltyre-Prom. As a result of this transaction, the Company operates a manufacturing facility in Volgograd, Russia, expanding its presence to the CIS region. The Voltyre-Prom operations accounted for approximately 1% of the Company's 2013 sales.

EMPLOYEES
At December 31, 2013, the Company employed approximately 8,500 people worldwide, including approximately 5,900 located outside the United States.

In March 2013, the employees covered by their respective collective bargaining agreements at the Company's Bryan, Ohio, Freeport, Illinois, and Des Moines, Iowa facilities, which account for approximately 46% of the Company’s U.S. employees, voted to accept a new four year contract.

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

PURCHASE OF VOLTYRE- PROM
On October 4, 2013, Titan in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF)closed the acquisition of an 85% interest in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, for approximately $94.1 million, which includes the assumption of debt. Titan is acting as operating partner with responsibility for Voltyre-Prom's daily operations on behalf of the consortium of which Titan holds a 30% interest. The fair value of the consideration transferred and noncontrolling interests exceeded the fair value of the identified assets acquired less liabilities assumed. Therefore, goodwill of $21.0 million was recorded on the transaction, which is not expected to be deductible for tax purposes. An initial noncontrolling interest of $14.5 million, representing the 15% not owned by the partnership, was recorded at the acquisition date. In January 2014, the partnership of Titan, OEP, and RDIF purchased an additional 14% to bring total Voltyre-Prom ownership to 99%. The Company continues to evaluate the preliminary purchase price allocation, primarily the value of certain deferred taxes and goodwill, and may revise the purchase price allocation in future periods as these estimates are finalized.

PURCHASE OF TITAN EUROPE
On October 31, 2012, Titan acquired over 97% of the outstanding stock of Titan Europe and in December 2012, the remaining 3% interest was acquired. Titan Europe is an international engineering group which designs and manufactures wheels, undercarriage components and assemblies for tracked and wheeled "off-road vehicles." Prior to the acquisition, Titan held a 21.8% ownership percentage in Titan Europe. Titan Europe shareholders received one share of new Titan common stock for every 11 Titan Europe shares held. A total of 6,257,051 new shares of Titan common stock were issued with a value of $121.8 million. In addition, Titan paid cash of $5.6 million for option payouts and partial shares. Titan's previous investment in Titan Europe had a fair value on the acquisition date of $31.7 million. Total consideration including the value of stock issued, cash payments, and the fair value of previously held Titan Europe shares totaled $159.1 million. A gain of $26.7 million was recorded on Titan's previously held interest in Titan Europe which was recorded as Noncash Titan Europe gain in the consolidated statement of operations. This gain was previously recorded in other comprehensive income.

NEW YORK STOCK EXCHANGE CERTIFICATION
The Company submitted to the New York Stock Exchange during fiscal 2013 the Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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
The Company’s ten largest customers, which are primarily original equipment manufacturers (OEMs), accounted for approximately 41% of Titan’s net sales for 2013.  Net sales to Deere & Company represented 13% of total 2013 net sales.  No other customer accounted for more than 10% of net sales in 2013.  As a result, Titan’s business could be adversely affected if one of its larger customers reduces its purchases from Titan due to work stoppages or slow-downs, financial difficulties, as a result of termination provisions, competitive pricing or other reasons.  There is also continuing pressure from the OEMs to reduce costs, including the cost of products and services purchased from outside suppliers such as Titan.  The Company has had long-term relationships with major customers and expects to continue these relationships.  There can be no assurance that Titan will be able to maintain such ongoing relationships.  Any failure to maintain the Company’s relationship with a leading customer could have an adverse effect on results of operations.

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

In March 2013, the employees covered by their respective collective bargaining agreements at the Company's Bryan, Ohio, Freeport, Illinois, and Des Moines, Iowa facilities, which account for approximately 46% of the Company's U.S employees, voted to accept a new four year contract.

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

International acquisitions may be more complex and time consuming. Also, international acquisitions may include a number of additional risks including the integration of acquisitions operating under differing laws and regulations.

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

•	The Company has international operations and purchases raw material from foreign suppliers.
The Company had total aggregate sales outside the United States of approximately $1,089.9 million, $635.2 million and $164.4 million, for the years ended December 31, 2013, 2012 and 2011, respectively. Sales outside the United States have grown substantially as Titan has acquired foreign subsidiaries and sales from these international operations are expected to continue to represent a significant portion of sales.

International Operations and Sales – International operations and sales are subject to a number of special risks, including but not limited to risks with respect to currency exchange rates, economic and political destabilization, other disruption of markets and restrictive actions by foreign governments (such as restrictions on transfer of funds, export duties and quotas and foreign customs).  Other risks include changes in foreign laws regarding trade and investment; difficulties in obtaining distribution and support; nationalization; reforms of United States laws and policies affecting trade, foreign investment and loans; and foreign tax laws.  There may also be restrictions on the Company's ability to repatriate earnings and investments from international operations. There can be no assurance that one, or a combination of these factors will not have a material adverse effect on the Company’s ability to increase or maintain its foreign sales.

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

•	The Company is subject to anti-corruption laws and regulations.
The Company has international operations and must comply with anti-corruption laws and regulations including the U.S. Foreign Corrupt Practices Act (FCPA). These anti-bribery laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value for the purpose of obtaining or retaining business. The FCPA prohibits these payments regardless of local customs and practices. Although Titan has a compliance program in place to reduce the potential violations of corruption laws, violations of these laws could adversely affect the Company's business.

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
Although the Company reported net income for the years ended December 31, 2011, 2012 and 2013 and the Company expects to generate future profitability, there is no guarantee the Company will be profitable in the future.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The Company’s properties with total square footage above 1 million are detailed by the location, size and focus of each facility as provided in the table below:

	Approximate square footage
Location	Owned	Leased	Use	Segment
Union City, Tennessee	2,149,000		Manufacturing, distribution	All segments
Des Moines, Iowa	2,047,000		Manufacturing, distribution	All segments
Sao Paulo, Brazil	1,282,000		Manufacturing, distribution	All segments
Quincy, Illinois	1,209,000		Manufacturing, distribution	All segments
Freeport, Illinois	1,202,000		Manufacturing, distribution	All segments
Natchez, Mississippi		1,203,000	Storage	See note (a)

(a)	The Natchez facility is currently being used for storage. The Company’s facility in Natchez, Mississippi is not in operation.

The Company’s total properties by continent are detailed by the location, size and focus as provided in the table below:

	Approximate square footage
Location	Owned	Leased	Use	Segment
North America	8,692,000	1,639,000	Manufacturing, distribution	All segments
South America	1,434,000	23,000	Manufacturing, distribution	All segments
Europe	2,040,000	54,000	Manufacturing, distribution	All segments
Australia		1,239,000	Manufacturing, distribution	All segments
Asia	646,000	137,000	Manufacturing, distribution	All segments
Africa		11,000	Manufacturing, distribution	All segments

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

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol TWI.  On February 12, 2014, there were approximately 400 holders of record of Titan common stock and an estimated 20,300 beneficial stockholders.  The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE, as well as information concerning per share dividends declared for the periods indicated.

2013	High	Low	Dividends Declared
First quarter	$27.12	$20.13	$0.005
Second quarter	25.15	15.77	0.005
Third quarter	18.26	14.14	0.005
Fourth quarter	18.15	14.19	0.005
2012
First quarter	$26.95	$19.53	$0.005
Second quarter	29.93	20.06	0.005
Third quarter	25.54	16.86	0.005
Fourth quarter	22.06	17.51	0.005

PERFORMANCE COMPARISON GRAPH
The performance graph compares cumulative total return for the Company’s common stockholders over the past five years against the cumulative total return of the Standard & Poor’s 600 Construction and Farm Machinery and Heavy Trucks Index, and against the Standard & Poor’s 500 Stock Index.  The graph depicts the value on December 31, 2013, of a $100 investment made on December 31, 2008, in Company common stock and each of the other two indices, with all dividends reinvested.  Titan’s common stock is traded on the NYSE under the symbol TWI.

	Fiscal Year Ended December 31,
	2008	2009	2010	2011	2012	2013
Titan International, Inc.	$100.00	$98.58	$237.93	$237.19	$264.98	$219.60
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
S&P 600 Construction. & Farm Machinery & Heavy Trucks Index	100.00	108.43	156.31	147.63	207.48	259.55

ITEM 6 – SELECTED FINANCIAL DATA

The selected financial data presented below, as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, are derived from the Company’s consolidated financial statements, as audited by Grant Thornton LLP, an independent registered public accounting firm for the years ended December 31, 2013, and 2012, and PricewaterhouseCoopers LLP, an independent registered public accounting firm for the years ended December 31, 2011, 2010, and 2009, and should be read in conjunction with the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and notes thereto.

(All amounts in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Net sales	$2,163,595	$1,820,678	$1,486,998	$881,591	$727,599
Gross profit	295,190	294,139	232,108	104,090	55,965
Supply agreement termination income	—	(26,134)	—	—	—
Noncash goodwill impairment charge	—	—	—	—	11,702
Income (loss) from operations	102,395	174,708	132,173	30,945	(18,894)
Gain (loss) on senior note repurchase	(22,734)	—	—	(14,573)	1,398
Noncash Titan Europe gain	—	26,700	—	—	—
Gain on earthquake insurance recovery	22,451	—	—	—	—
Income (loss) before income taxes	54,734	192,251	95,895	(9,190)	(32,002)
Net income (loss)	29,687	105,638	58,136	(5,926)	(24,645)
Net income (loss) per share – basic	.66	2.47	1.40	(.17)	(.71)
Net income (loss) per share – diluted	.64	2.05	1.18	(.17)	(.71)
Dividends declared per common share	0.02	0.02	0.02	0.02	0.02

(All amounts in thousands)	As of December 31,
	2013	2012	2011	2010	2009
Working capital	$621,307	$529,043	$388,827	$388,997	$375,144
Current assets	1,007,878	996,123	564,593	481,350	445,216
Total assets	1,821,231	1,710,235	1,010,286	780,880	736,463
Long-term debt (a)	497,694	441,438	317,881	373,564	366,300
Stockholders’ equity	798,036	632,362	396,879	272,031	261,953

(a)	Excludes amounts due within one year and classified as a current liability.

ITEM 7	– MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW
Titan International, Inc. and its subsidiaries are leading manufacturers of wheels, tires, wheel and tire assemblies, and undercarriage systems and components for off-highway vehicles used in the agricultural, earthmoving/construction and consumer segments.  Titan manufactures both wheels and tires for the majority of these market applications, allowing the Company to provide the value-added service of delivering complete wheel and tire assemblies.  The Company offers a broad range of products that are manufactured in relatively short production runs to meet the specifications of original equipment manufacturers (OEMs) and/or the requirements of aftermarket customers.

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

The following table provides highlights for the year ended December 31, 2013, compared to 2012 (amounts in thousands):

	2013	2012
Net sales	$2,163,595	$1,820,678
Income from operations	102,395	174,708
Net income	29,687	105,638

The Company recorded sales of $2,163.6 million for 2013, which were approximately 19% higher than the 2012 sales of $1,820.7 million.  The higher sales levels were primarily the result of recent acquisitions including the August 2012 acquisition of Planet Group based in Perth, Australia, the October 2012 acquisition of Titan Europe, and the October 2013 acquisition of Voltyre-Prom based in Volgograd, Russia. Increased demand in the Company's agricultural segment also contributed to the higher sales levels. The higher sales levels were offset by a price/mix reduction which resulted largely from decreased raw material prices that were generally passed on to customers, weakened demand in the Company's earthmoving/construction segment, and unfavorable currency translation.

The Company’s income from operations was $102.4 million for 2013 compared to $174.7 million for 2012.  Titan’s net income was $29.7 million for 2013 compared to net income of $105.6 million in 2012.  Diluted income per share was $0.64 in 2013, compared to $2.05 in 2012.  Lower raw material costs that were passed on to customers before being fully realized by the Company, increased warranty provisions relating to earthmoving tires, and increased SG&A expense from recently acquired entities contributed to a decline in income from operations. In addition to these items, higher interest expense from additional debt contributed to a decline in net income. 2012 income from operations, net income and earnings per share were positively affected by the supply agreement termination income of $26.1 million.

PURCHASE OF VOLTYRE-PROM
On October 4, 2013, Titan in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF)closed the acquisition of an 85% interest in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, for approximately $94.1 million, which includes the assumption of debt. Titan is acting as operating partner with responsibility for Voltyre-Prom's daily operations on behalf of the consortium of which Titan holds a 30% interest. The fair value of the consideration transferred and noncontrolling interests exceeded the fair value of the identified assets acquired less liabilities assumed. Therefore, goodwill of $21.0 million was recorded on the transaction, which is not expected to be deductible for tax purposes. An initial noncontrolling interest of $14.5 million, representing the 15% not owned by the partnership, was recorded at the acquisition date. In January 2014, the partnership of Titan, OEP, and RDIF purchased an additional 14% to bring total Voltyre-Prom ownership to 99%. The Company continues to evaluate the preliminary purchase price allocation, primarily the value of certain deferred taxes and goodwill, and may revise the purchase price allocation in future periods as these estimates are finalized.

SUBSEQUENT EVENTS
In January 2014, the partnership of Titan, OEP, and RDIF purchased an additional 14% of Voltyre-Prom for approximately $13 million bringing the partnership's ownership to 99%. Titan continues to hold a 30% interest in the partnership.

PURCHASE OF TITAN EUROPE
On October 31, 2012, Titan acquired over 97% of the outstanding stock of Titan Europe and in December 2012, the remaining 3% interest was acquired. Titan Europe is an international engineering group which designs and manufactures wheels, undercarriage components and assemblies for tracked and wheeled "off-road vehicles." Prior to the acquisition, Titan held a 21.8% ownership percentage in Titan Europe. Titan Europe shareholders received one share of new Titan common stock for every 11 Titan Europe shares held. A total of 6,257,051 new shares of Titan were issued with a value of $121.8 million. In addition, Titan paid cash of $5.6 million for option payouts and partial shares. Titan's previous investment in Titan Europe had a fair value on the acquisition date of $31.7 million. Total consideration including the value of stock issued, cash payments, and the fair value of previously held Titan Europe shares totaled $159.1 million. A gain of $26.7 million was recorded on Titan's previously held interest in Titan Europe which was recorded as Noncash Titan Europe gain in the consolidated statement of operations.

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

	As a Percentage of Net Sales Year ended December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	86.4	83.8	84.4
Gross profit	13.6	16.2	15.6
Selling, general and administrative expenses	7.7	6.9	5.8
Research and development	0.5	0.4	0.3
Royalty expense	0.7	0.7	0.7
Supply agreement termination income	—	(1.4)	—
Income from operations	4.7	9.6	8.8
Interest expense	(2.2)	(1.5)	(1.7)
Convertible debt conversion charge	(0.3)	—	(1.1)
Loss on senior note repurchase	(1.1)	—	—
Noncash Titan Europe gain	—	1.5	—
Gain on earthquake insurance recovery	1.0	—	—
Gain on acquisition	—	0.6	—
Other income, net	0.3	0.4	0.3
Income before income taxes	2.4	10.6	6.3
Income tax provision	1.2	4.8	2.5
Net income	1.2%	5.8%	3.8%

In addition, the following table sets forth components of the Company’s net sales classified by segment for the years ended December 31, (amounts in thousands):

	2013	2012	2011
Agricultural	$1,182,187	$1,080,412	$960,693
Earthmoving/Construction	749,115	501,617	306,821
Consumer	232,293	238,649	219,484
Total	$2,163,595	$1,820,678	$1,486,998

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

Impairment of Goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. The carrying value of the Company's goodwill was $42.1 million at December 31, 2013 and $24.9 million at December 31, 2012. The Company sometimes elects to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Significant assumptions relating to future operations must be made when estimating future cash flows in analyzing goodwill for impairment.

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

Inventories
Inventories are valued at the lower of cost or market.  At December 31, 2013, approximately 12% of the Company's inventories were valued under the last-in, first out (LIFO) method. The majority of steel material inventory and related work-in-process and finished goods are accounted for under the LIFO method.  The remaining inventories were valued under the first-in, first out (FIFO) method or average cost method. Market value is estimated based on current selling prices.  Estimated provisions are established for slow-moving and obsolete inventory.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries.  Titan expects to contribute approximately $7 million to these frozen defined pension plans in 2014.  For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 27 to the Company’s financial statements.

The effect of hypothetical changes to selected assumptions on the Company’s frozen pension benefit obligations would be as follows (amounts in thousands):

		December 31, 2013		2014
Assumptions	Percentage Change	Increase (Decrease) PBO (a)	Increase (Decrease) Equity	Increase (Decrease) Expense
Pension
Discount rate	+/-5	$(5,817)/$6,273	$5,817/$(6,273)	$(348)/$361
Expected return on assets	+/-5			$(400)/$400

(a)	Projected benefit obligation (PBO) for pension plans.

Product Warranties
The Company provides limited warranties on workmanship on its products in all market segments. The majority of the Company's products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. Actual warranty experience may differ from historical experience. The Company's warranty accrual was $33.1 million at December 31, 2013, and $27.5 million at December 31, 2012.

FISCAL YEAR ENDED DECEMBER 31, 2013, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2012

RESULTS OF OPERATIONS

Highlights for the year ended December 31, 2013, compared to 2012 (amounts in thousands):

	2013	2012	% Increase
Net sales	$2,163,595	$1,820,678	19%
Cost of sales	1,868,405	1,526,539	22%
Gross profit	295,190	294,139	—%
Gross profit percentage	13.6%	16.2%

Net Sales
Net sales for the year ended December 31, 2013, were $2,163.6 million compared to $1,820.7 million for the year ended December 31, 2012, an increase of 19%. Sales increased approximately 30% from the inclusion of recently acquired entities, including $484.3 million at Titan Europe. The increase in net sales was partially offset by a price/mix reduction which resulted largely from decreased raw material prices that were generally passed on to customers and decreased sales approximately 9%, and unfavorable currency translation which decreased sales by approximately 2%.

Cost of Sales and Gross Profit
Cost of sales was $1,868.4 million for the year ended December 31, 2013, as compared to $1,526.5 million in 2012.  The higher cost of sales resulted primarily from the increase in sales levels. The cost of sales increased 22%, compared to a 19% increase in net sales.

Gross profit for the year 2013 was $295.2 million, or 13.6% of net sales, compared to $294.1 million, or 16.2% of net sales for 2012.  Gross profit, as a percentage of net sales, decreased as a result of the Titan Europe acquisition and lower raw material costs that were passed on to customers before being fully realized by the Company. Increased warranty provisions relating to earthmoving tires also contributed to the decreased gross profit. Titan Europe provided gross profit of $65.4 million, or 11.4% of net sales. Titan Europe margins were negatively affected by decreased earthmoving/construction demand.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):

	2013	2012	% Increase
Selling, general and administrative	$167,371	$126,157	33%
Percentage of net sales	7.7%	6.9%

Selling, general and administrative (SG&A) expenses were $167.4 million, or 7.7% of net sales, for the year ended December 31, 2013, as compared to $126.2 million, or 6.9% of net sales, for 2012.  The higher SG&A expenses were primarily the result of approximately $55 million of SG&A expenses at recently acquired facilities, partially offset by a decrease of incentive compensation of approximately $11 million. The increase in SG&A as a percentage of sales was primarily the result of higher SG&A percentages at recently acquired facilities.

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):

	2013	2012	% Increase
Research and development	$11,165	$7,148	56%
Percentage of net sales	0.5%	0.4%

Research and development (R&D) expenses were $11.2 million, or 0.5% of net sales, for the year ended December 31, 2013, as compared to $7.1 million, or 0.4% of net sales, for 2012. Approximately $5 million of R&D expenses of recently acquired facilities contributed to the increase.

Royalty Expense
Royalty expense was as follows (amounts in thousands):

	2013	2012	% Increase
Royalty expense	$14,259	$12,260	16%

The Company has a trademark license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain off-highway tires in North America and Latin America under the Goodyear name.  The North American and Latin American farm tire royalties were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition. In May 2012, the Company and Goodyear entered into an agreement under which Titan will sell certain non-farm tire products directly to third party customers and pay a royalty to Goodyear. Royalty expenses were $14.3 million for the year ended December 31, 2013, as compared to $12.3 million in 2012. As sales subject to the license agreement increased in 2013, the Company's royalty expense increased accordingly.

Supply Agreement Termination Income
Supply agreement termination income was as follows (amounts in thousands):

	2013	2012	% Decrease
Supply agreement termination income	$—	$26,134	(100)%

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

Income from Operations
Income from operations was as follows (amounts in thousands):

	2013	2012	% Decrease
Income from operations	$102,395	$174,708	(41)%
Percentage of net sales	4.7%	9.6%

Income from operations for the year ended December 31, 2013, was $102.4 million, or 4.7% of net sales, compared to $174.7 million, or 9.6% of net sales, in 2012.  This decrease was the net result of the items previously discussed above.

Interest Expense
Interest expense was as follows (amounts in thousands):

	2013	2012	% Increase
Interest expense	$47,120	$27,658	70%

Interest expense for the year 2013 was $47.1 million compared to $27.7 million in 2012.  The Company’s interest expense for 2013 increased from the previous year primarily as a result of approximately $9 million of interest for the additional 7.875% senior secured notes issued in the first quarter of 2013 and approximately $6 million of interest for the 6.875% senior secured notes issued in the fourth quarter of 2013. Interest expense for the first ten months of 2013 at the recently acquired Titan Europe of approximately $8 million also contributed to the increase.

Convertible Debt Conversion Charge
Convertible debt conversion charge was as follows (amounts in thousands):

	2013	2012	% Increase
Convertible debt conversion charge	$7,273	$—	n/a

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

Loss on Senior Note Repurchase
Loss on senior note repurchase (amounts in thousands):

	2013	2012	% Increase
Loss on senior note repurchase	$22,734	$—	n/a

In the fourth quarter of 2013, Titan satisfied and discharged the indenture relating to the 7.875% senior secured notes due October 2017 (senior secured notes due 2017) by completing a tender offer settlement and redemption of all of its outstanding $525 million principal amount of the notes, including $325 million issued in 2013. In connection with this tender offer and redemption, the Company recorded expenses of $22.7 million. These expenses were related to early tender premium of $25.0 million, redemption premium of $8.1 million, unamortized deferred financing fees of $7.3 million, and other fees of $0.2 million, offset by unamortized premium on the notes of $(17.9) million.

Noncash Titan Europe Gain
Noncash Titan Europe gain was as follows (amounts in thousands):

	2013	2012	% Decrease
Noncash Titan Europe gain	$—	$26,700	(100)%

In the fourth quarter of 2012, the Company acquired Titan Europe. Prior to the acquisition, Titan held a 21.8% ownership percentage in Titan Europe, which had a fair value on the acquisition date of $31.7 million. As a result of recording the fair value of the investment on the acquisition date, a gain of $26.7 million was recorded on Titan's previously held interest in Titan Europe.

Gain on Earthquake Insurance Recovery
Gain on earthquake insurance recovery (amounts in thousands):

	2013	2012	% Increase
Gain on earthquake insurance recovery	$22,451	$—	n/a

Titan Europe's wheel manufacturing facility in Finale Emilia, Italy experienced damage from an earthquake in May of 2012 prior to Titan's acquisition of Titan Europe.  The plant was closed for production during initial remedial work. This resulted in a limited transfer of production to other facilities within Titan Europe as well as sourcing product from facilities in the U.S. owned by Titan and competitors.  In the second quarter of 2013, Titan received a final insurance settlement payment of $38.7 million, which offset the earthquake insurance receivable and resulted in a gain of $22.5 million.

Gain on acquisition
Gain on acquisition was as follows (amounts in thousands):

	2013	2012	% Decrease
Gain on acquisition	$—	$11,678	(100)%

In the second quarter of 2013, Titan received a final insurance settlement payment regarding an earthquake Titan Europe's wheel manufacturing facility in Finale Emilia, Italy experienced in May 2012, prior to Titan's acquisition of Titan Europe. As a result of this information, the purchase price allocation of the Titan Europe acquisition has changed from that reported in the Form 10-K for the year ended December 31, 2012, and the 10-Q for the quarter ended March 31, 2013, and Titan has recorded a bargain purchase gain of $11.7 million for the year ended December 31, 2012.

Other Income
Other income was as follows (amounts in thousands):

	2013	2012	% Increase
Other income	$7,015	$6,823	3%

Other income was $7.0 million for the year ended December 31, 2013, as compared to $6.8 million in 2012.  The major items included in 2013 were:  (i) discount amortization on prepaid royalty of $3.3 million; (ii) interest income of $3.4 million; (iii) Wheels India Limited equity gain of $1.4 million; (iv) investment gain related to contractual obligation of $1.3 million; and (iv) rental income of $0.8 million.

The major items included in 2012 were:  (i) discount amortization on prepaid royalty of $3.7 million; (ii) investment gain related to contractual obligation of $1.0 million; (iii) interest income of $0.9 million; and (iv) rental income of $0.7 million.

Provision for Income Taxes
Provision for income taxes was as follows (amounts in thousands):

	2013	2012	% Decrease
Provision for income taxes	$25,047	$86,613	(71)%

The Company recorded provision for income taxes of $25.0 million in 2013, as compared to $86.6 million in 2012.   The Company's effective tax rate was 46% in 2013 and 45% in 2012. The Company's 2013 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of a change in Italian law making the insurance proceeds from the earthquake non-taxable. In addition, as a result of the reassessment of the realizability of the deferred tax assets due to the Italian law change, a valuation allowance was established on the Italy net deferred tax assets. Other items contributing to the rate difference are state income tax expense, unrecognized tax benefits, foreign earnings, domestic production activities deduction, and tax deductible expenses related to the convertible bond repurchase. The Company's 2012 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal rate to pre-tax income primarily as a result of incremental foreign taxes, state income tax, unrecognized tax benefits, the Domestic Production exemption and the write off of the deferred tax asset related to the Titan Europe investment.

Net Income
Net income was as follows (amounts in thousands):

	2013	2012	% Decrease
Net income	$29,687	$105,638	(72)%

Net income for the year ended December 31, 2013, was $29.7 million, compared to $105.6 million in 2012. Basic earnings per share was $.66 for the year ended December 31, 2013 as compared to $2.47 in 2012. Diluted earnings per share was $.64 for the year ended December 31, 2013 as compared to $2.05 in 2012. The Company's net income and earnings per share were lower due to the items previously discussed.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	2013	2012	% Increase (Decrease)
Net sales	$1,182,187	$1,080,412	9%
Gross profit	198,910	206,376	(4)%
Income from operations	151,841	178,587	(15)%

Net sales in the agricultural market were $1,182.2 million for the year ended December 31, 2013, as compared to $1,080.4 million in 2012, an increase of 9%. Sales increased approximately 15% from the inclusion of recently acquired entities. Sales volume was approximately 5% higher as the result of increased demand in the Company's agricultural segment. The increase in net sales was partially offset by a price/mix reduction which resulted largely from decreased raw material costs passed through to customers that decreased sales approximately 9%, and unfavorable currency translation which decreased sales by approximately 2%.

Gross profit in the agricultural market was $198.9 million for the year 2013, as compared to $206.4 million in 2012.  Income from operations in the agricultural market was $151.8 million for the year 2013, as compared to $178.6 million in 2012.  The Company's gross profit, as a percentage of net sales, and income from operations decreased as a result of the Titan Europe acquisition and lower raw material costs that were passed on to customers before being fully realized by the Company. Titan Europe provided gross profit of $19.0 million, or 11.2% of net sales.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):

	2013	2012	% Increase (Decrease)
Net sales	$749,115	$501,617	49%
Gross profit	83,358	74,348	12%
Income from operations	22,008	47,310	(53)%

The Company's earthmoving/construction market net sales were $749.1 million for the year ended December 31, 2013, as compared to $501.6 million in 2012, an increase of 49%. Sales increased approximately 73% from the inclusion of recently acquired entities, primarily Titan Europe which recorded earthmoving/construction sales of $332.3 million in the first ten months of 2013. The increase in net sales was partially offset by weakened demand which contributed to a 17% decrease in sales volume, and a price/mix reduction which resulted largely from decreased demand for larger products used in the mining industry that decreased sales approximately 7%.

Gross profit in the earthmoving/construction market was $83.4 million for the year 2013, as compared to gross profit of $74.3 million in 2012. The Company's earthmoving/construction market income from operations was $22.0 million for the year 2013, as compared to $47.3 million in 2012. Gross profit and income from operations were negatively affected by decreased demand in the earthmoving/construction segment and increased warranty provisions relating to super giant mining tires.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	2013	2012	% Decrease
Net sales	$232,293	$238,649	(3)%
Gross profit	15,542	16,366	(5)%
Income from operations	1,630	32,243	(95)%

Consumer market net sales were $232.3 million for the year ended December 31, 2013, as compared to $238.6 million in 2012, a decrease of 3%.

Gross profit from the consumer market was $15.5 million in 2013 as compared to $16.4 million in 2012.  Consumer market income from operations was $1.6 million for the year 2013, as compared to $32.2 million in 2012.  The Company's decrease in income from operations was primarily the result of the supply agreement termination income of $26.1 million recorded in the second quarter of 2012.

Segment Summary
(Amounts in thousands)

2013	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$1,182,187	$749,115	$232,293	$—	$2,163,595
Gross profit (loss)	198,910	83,358	15,542	(2,620)	295,190
Income (loss) from operations	151,841	22,008	1,630	(73,084)	102,395
2012
Net sales	$1,080,412	501,617	$238,649	$—	$1,820,678
Gross profit (loss)	206,376	74,348	16,366	(2,951)	294,139
Income (loss) from operations	178,587	47,310	32,243	(83,432)	174,708

Corporate Expenses
Income from operations on a segment basis does not include corporate expenses totaling $73.1 million for the year ended December 31, 2013, as compared to $83.4 million in 2012.

Corporate expenses for the year ended December 31, 2013, were composed of selling and marketing expenses of approximately $32 million and administrative expenses of approximately $41 million.

Corporate expenses for the year ended December 31, 2012, were composed of selling and marketing expenses of approximately $31 million and administrative expenses of approximately $52 million.

Corporate selling & marketing expenses were approximately $1 million higher in 2013 primarily due to increased information technology expenses.  Corporate administrative expenses were approximately $11 million lower in 2013, when compared to 2012.  Corporate administrative expenses were lower primarily due to a decrease in incentive compensation of approximately $11 million.

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

Interest expense for the year 2012 was $27.7 million compared to $25.3 million in 2011.  The Company’s interest expense for 2012 increased from the previous year primarily as a result of interest expense at the recently acquired Titan Europe.

Convertible Debt Conversion Charge
Convertible debt conversion charge was as follows (amounts in thousands):

	2012	2011	% Decrease
Convertible debt conversion charge	$—	$16,135	(100)%

In the first quarter of 2011, the Company closed an exchange agreement converting approximately $59.6 million of the 5.625% convertible senior subordinated notes into approximately 6.6 million shares of the Company's common stock. In connection with the exchange, the Company recognized a charge of $16.1 million in accordance with accounting standards for debt conversion.

Noncash Titan Europe Gain
Noncash Titan Europe gain was as follows (amounts in thousands):

	2012	2011	% Increase
Noncash Titan Europe gain	$26,700	$—	n/a

In the fourth quarter of 2012, the Company acquired Titan Europe. Prior to the acquisition, Titan held a 21.8% ownership percentage in Titan Europe, which had a fair value on the acquisition date of $31.7 million. As a result of recording the fair value of the investment on the acquisition date, a gain of $26.7 million was recorded on Titan's previously held interest in Titan Europe.

Gain on acquisition
Gain on acquisition was as follows (amounts in thousands):

	2012	2011	% Increase
Gain on acquisition	$11,678	$285	3,998%

In the second quarter of 2013, Titan received a final insurance settlement payment regarding an earthquake Titan Europe's wheel manufacturing facility in Finale Emilia, Italy experienced in May 2012, prior to Titan's acquisition of Titan Europe. As a result of this information, the purchase price allocation of the Titan Europe acquisition has changed from that reported in the Form 10-K for the year ended December 31, 2012, and the 10-Q for the quarter ended March 31, 2013, and Titan has recorded a bargain purchase gain of $11.7 million for the year ended December 31, 2012.

Other Income
Other income was as follows (amounts in thousands):

	2012	2011	% Increase
Other income	$6,823	$4,831	41%

Other income was $6.8 million for the year ended December 31, 2012, as compared to $4.8 million in 2011.  The major items included in 2012 were:  (i) discount amortization on prepaid royalty of $3.7 million; (ii) investment gain related to contractual obligation of $1.0 million; (iii) interest income of $0.9 million: and (iv) rental income of $0.7 million.

The major items included in 2011 were:  (i) discount amortization on prepaid royalty of $3.1 million; and (ii) investment gain on marketable securities of $1.6 million.

Provision for Income Taxes
Provision for income taxes was as follows (amounts in thousands):

	2012	2011	% Increase
Provision for income taxes	$86,613	$37,759	129%

The Company recorded provision for income taxes of $86.6 million in 2012, as compared to $37.8 million in 2011.   The Company's effective tax rate was 45% in 2012 and 39% in 2011. The Company's 2012 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal rate to pre-tax income primarily as a result of incremental foreign taxes, state income tax, unrecognized tax benefits, the Domestic Production exemption and the write off of the deferred tax asset related to the Titan Europe investment. The Company's 2011 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the $16.1 million noncash charge taken in connection with the exchange agreement on the Company's convertible debt. This noncash charge is not fully deductible for income tax purposes.

Net Income
Net income was as follows (amounts in thousands):

	2012	2011	% Increase
Net income	$105,638	$58,136	82%

Net income for the year ended December 31, 2012, was $105.6 million, compared to $58.1 million in 2011. Basic earnings per share was $2.47 for the year ended December 31, 2012 as compared to $1.40 in 2011. Diluted earnings per share was $2.05 for the year ended December 31, 2012 as compared to $1.18 in 2011. The Company's net income and earnings per share were higher due to the items previously discussed.

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

Corporate Expenses
Income from operations on a segment basis does not include corporate expenses totaling $83.4 million for the year ended December 31, 2012, as compared to $70.0 million in 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of December 31, 2013, the Company had $189.4 million of cash.  The cash balance increased by $0.2 million from December 31, 2012, due to the following items.

(amounts in thousands)	Year ended December 31,
	2013	2012	Change
Cash	$189,360	$189,114	$246

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Year ended December 31,
	2013	2012	Change
Net income	$29,687	$105,638	$(75,951)
Depreciation and amortization	80,622	54,095	26,527
Amortization of debt premium	(2,369)	—	(2,369)
Gain on acquisition	—	(11,678)	11,678
Deferred income tax provision	(4,004)	17,170	(21,174)
Convertible debt conversion charge	7,273	—	7,273
Loss on note repurchase	22,734	—	22,734
Gain on earthquake insurance recovery	(22,451)	—	(22,451)
Insurance proceeds	35,808	—	35,808
Noncash Titan Europe gain	—	(26,700)	26,700
Supply agreement termination income	—	(26,134)	26,134
Accounts receivable	26,417	35,839	(9,422)
Inventories	(30,280)	23,917	(54,197)
Accounts payable	9,479	(44,542)	54,021
Other current liabilities	(556)	7,839	(8,395)
Other operating activities	(35,711)	(5,276)	(30,435)
Cash provided by operating activities	$116,649	$130,168	$(13,519)

For the year ended December 31, 2013, operating activities provided cash of $116.6 million, which was $13.5 million less than the prior year, primarily due to changes in operational working capital. The major source of funds was net income of $29.7 million, adjusted for noncash provision of depreciation and amortization of $80.6 million. Insurance proceeds less gain on earthquake insurance recovery provided cash of $13.4 million. Positive cash inflows were offset by the loss on note repurchase of $22.7 million. The changes in operational working capital decreased cash flows by $34.8 million in 2013 compared to a decrease of $2.2 million in 2012. The 2013 working capital decrease was primarily due to an increase in prepaid and other current assets of $39.8 million. For additional details, see the Consolidated Statement of Cash Flows on page F-8.

For the year ended December 31, 2012, operating activities provided cash of $130.2 million, which was $125.7 million more than the prior year, primarily due to the net income increase of $47.5 million and changes in operational working capital. The major source of funds was net income of $105.6 million, adjusted for noncash provision of depreciation and amortization of $54.1 million. Positive cash inflows were offset by the noncash Titan Europe gain of $26.7 million, noncash supply agreement termination income of $26.1 million, and noncash gain on acquisition of $11.7 million. The changes in operational working capital decreased cash flows by $2.2 million in 2012 compared to a decrease of $109.3 million in 2011. The 2011 working capital decrease was primarily due to the acquisition of The Goodyear Tire & Rubber Company's Latin American farm tire business that did not include accounts receivable, and an increase in inventory due to sales growth in the business and increased raw material costs.

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

The Company's inventory balance was higher at December 31, 2013, as compared to December 31, 2012. The Company's accounts receivable balance was lower at December 31, 2013, as compared to December 31, 2012. Days sales in inventory decreased to 74 days at December 31, 2013, compared to 86 days at December 31, 2012. Days sales outstanding decreased to 48 days at December 31, 2013, from 54 days at December 31, 2012.

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Year ended December 31,
	2013	2012	Change
Acquisitions	$(95,681)	$780	$(96,461)
Additional equity investment in Wheels India	(8,017)	—	(8,017)
Increase in restricted cash deposits	(14,473)	—	(14,473)
Capital expenditures	(80,131)	(65,740)	(14,391)
Other investing activities	5,223	1,066	4,157
Cash used for investing activities	$(193,079)	$(63,894)	$(129,185)

Net cash used for investing activities was $193.1 million in 2013, as compared to $63.9 million in 2012 and $130.8 million in 2011. The Company invested a total of $80.1 million in capital expenditures in 2013, compared to $65.7 million in 2012 and $35.7 million in 2011. In 2013, approximately $25 million of the capital expenditures related to recently acquired facilities, compared to $14 million in 2012. In 2011, approximately $9 million of the capital expenditures related to the purchase of land, buildings, and certain equipment at Goodyear's Union City, TN closed tire plant. The remaining capital expenditures of approximately $55 million in 2013, approximately $52 million in 2012, and approximately $27 million in 2011, represent various equipment purchases and improvements to enhance production capabilities of Titan’s existing business and maintaining existing equipment.

Cash used for investing increased $129.2 million from the year ended December 31, 2012, to December 31, 2013.  This increase in cash use was primarily the result of the acquisition of Voltyre-Prom for approximately $94 million. In 2012, common shares were issued to complete the Titan Europe acquisition.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Year ended December 31,
	2013	2012	Change
Proceeds from borrowings	$745,313	$8,838	$736,475
Repurchase of senior notes	(558,360)	—	(558,360)
Term loan borrowing	43,391	8,333	35,058
Convertible note conversion	(14,090)	—	(14,090)
Capital contribution from noncontrolling interest	79,592	—	79,592
Proceeds from exercise of stock options	1,001	934	67
Payment of financing fees	(12,332)	(1,275)	(11,057)
Payment on debt	(200,721)	(20,811)	(179,910)
Excess tax benefit from stock options exercised	(68)	184	(252)
Dividends paid	(1,046)	(845)	(201)
Cash provided by (used for) financing activities	$82,680	$(4,642)	$87,322

Net cash provided by financing activities was $82.7 million in 2013.  This cash was primarily provided by proceeds from the issuance of $400.0 million of 6.875% senior secured notes due 2020 and $345.3 million of additional 7.875% senior secured notes due 2017, as well as capital contribution from noncontrolling interest of $79.6 million. These positive cash inflows were partially offset by the purchase and redemption of 7.875% senior secured notes due 2017 of $558.4 million, and payment on other debt of $200.7 million.

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

Financing cash flows increased by $87.3 million when comparing 2013 to 2012.  Financing cash flows decreased by $21.0 million when comparing 2012 to 2011.  The changes from year to year are primarily the result of activity related to debt borrowings and payments.

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

LIQUIDITY OUTLOOK
At December 31, 2013, the Company had $189.4 million of cash and cash equivalents and no outstanding borrowings on the Company's $150 million credit facility. The cash and cash equivalents balance of $189.4 million includes $121.7 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. However, if foreign funds were needed for U.S. operations, the Company would be required to accrue and pay taxes to repatriate the funds. Titan expects to contribute approximately $7 million to its defined benefit pension plans during 2014.

Capital expenditures for 2014 are forecasted to be approximately $50 million to $55 million. Cash payments for interest are currently forecasted to be approximately $31 million in 2014 based on the Company's year-end 2013 debt balances.

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

CONTRACTUAL OBLIGATIONS
The Company’s contractual obligations at December 31, 2013, consisted of the following (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
6.875% senior secured notes due 2020	$400,000	$—	$—	$—	$400,000
5.625% convertible senior subordinated notes due 2017	60,161	—	—	60,161	—
Other debt	110,241	74,043	30,170	3,421	2,607
Interest expense (a)	196,313	31,163	61,884	55,141	48,125
Operating leases	19,000	5,441	8,471	3,673	1,415
Capital leases	3,366	1,453	1,755	158	—
Purchase obligations	23,119	19,586	3,533	—	—
Other long-term liabilities (b)	39,200	9,000	17,900	12,300	—
Total	$851,400	$140,686	$123,713	$134,854	$452,147

(a)
Interest expense is estimated based on the Company’s year-end 2013 debt balances, maturities and interest rates.  The estimates assume no credit facility borrowings.  The Company’s actual debt balances and interest rates may fluctuate in the future.  Therefore, actual interest payments may vary from those payments detailed in the above table.

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

MARKET RISK SENSITIVE INSTRUMENTS

Exchange Rate Sensitivity
The Company is exposed to fluctuations in the Australian dollar, Brazilian Real, British pound, Euro, Russian ruble and other world currencies.  Titan does not currently hedge foreign currency transaction or translation exposures.  The Company’s net investment in foreign entities translated into U.S. dollars was $476.4 million at December 31, 2013, and $290.3 million at December 31, 2012.  The hypothetical potential loss in value of the Company’s net investment in foreign entities resulting from a 10% adverse change in foreign currency exchange rates at December 31, 2013, would amount to approximately $47.6 million.

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

Interest Rate Sensitivity
The Company has a $150 million credit facility that has a variable interest rate.  If the credit facility were fully drawn, a change in the interest rate of 100 basis points, or 1%, would change the Company’s interest expense by approximately $1.5 million.  At December 31, 2013, there were no borrowings under the credit facility.

MARKET CONDITIONS AND OUTLOOK
In 2013, Titan experienced higher sales when compared to 2012.  The higher sales levels were primarily the result of recent acquisitions including the August 2012 acquisition of Planet Group based in Perth, Australia, the October 2012 acquisition of Titan Europe, and the October 2013 acquisition of Voltyre-Prom based in Volgograd, Russia.

Energy, raw material and petroleum-based product costs have been volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were higher in 2013 when compared to 2012.  The Titan Europe and Voltyre-Prom acquisitions and continued strong demand contributed to the higher sales levels. The increase in the global population may help grow future demand.  The continued use of biofuels may help sustain future production.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving and mining sales were significantly higher in 2013 when compared to 2012. Recent acquisitions contributed to the higher sales. Although metals, oil and gas prices may fluctuate in the short-term, in the long-term, these prices are expected to remain at levels that are attractive for continued investment, which should help support future earthmoving and mining sales. The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and the on-going banking and credit issues.

CONSUMER MARKET OUTLOOK
Consumer market sales were slightly lower in 2013, when compared to 2012.  The decrease in net sales was primarily the result of unfavorable currency translation on consumer product sales in Latin America, partially offset by the inclusion of recently acquired entities.

PENSIONS
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries.  These plans are described in Note 27 of the Company’s Notes to Consolidated Financial Statements.

The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors.  Certain of these assumptions are determined by the Company with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends.  These assumptions are reviewed on a regular basis and revised when appropriate.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations.  During the year ended December 31, 2013, the Company contributed cash funds of $4.7 million to the pension plans.  Titan expects to contribute approximately $7 million to these pension plans during 2014.

Titan’s projected benefit obligation at December 31, 2013, was $123.2 million as compared to $139.1 million at December 31, 2012.  The Company’s defined benefit pension plans were underfunded by $39.2 million at December 31, 2013.  During 2013, the Company recorded net periodic pension expense of $6.1 million.  Accumulated other comprehensive loss recorded for defined benefit pension plans, net of tax, was $20.9 million and $35.7 million at December 31, 2013 and 2012, respectively.  Other comprehensive income (loss) is recorded as a direct charge to stockholders’ equity and does not affect net income.  Titan will be required to record net periodic pension cost in the future; these costs may fluctuate based upon revised assumptions and could negatively affect the Company’s financial position, cash flows and results of operations.

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

Management has performed an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, based on criteria described in the “1992 Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2013. Management's evaluation of internal control over financial reporting does not include internal control over financial reporting of Voltyre-Prom, acquired October 4, 2013, whose financial statements reflect total assets and revenues constituting 8.8 and 0.6 percent, respectively of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2013, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting
There were no material changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
The information required by this item regarding the Company’s directors is incorporated by reference to the Company’s 2014 Proxy Statement under the captions “Election of Directors,” “Directors Continuing in Office,” “Committees and Meetings of the Board of Directors” and “Corporate Governance.”

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

Maurice M. Taylor Jr., 69, has been Chief Executive Officer and a Director of the Company since 1990, when Titan was acquired in a management-led buyout by investors, including Mr. Taylor.  Mr. Taylor served as President of the Company from 1990 to 2005 and was appointed Chairman in 2005.

Paul G. Reitz, 41, joined the Company in July 2010 as Chief Financial Officer.  Mr. Reitz was appointed President in February 2014. Before joining Titan, Mr. Reitz was chief accounting officer at Carmike Cinemas, Inc.

Michael G. Troyanovich, 56, joined the Company in August 2011 as Assistant General Counsel. Mr. Troyanovich was appointed Secretary in December 2012, and General Counsel in June 2013. Prior to joining Titan, Mr. Troyanovich was President of Kistner Troyanovich and Brady, P.C. from September 2001 until August 2011.

John R. Hrudicka, 50, joined the Company in February 2014 as Chief Financial Officer. Prior to joining Titan, Mr. Hrudicka had been at Elkay Manufacturing since 2006, joining as Vice President of Finance and becoming Chief Financial Officer in 2010.

Section 16(a) beneficial ownership reporting compliance
The information required by this item regarding beneficial ownership reporting compliance is incorporated by reference to the Company’s 2014 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s 2014 Proxy Statement under the caption “Compensation of Executive Officers.”

ITEM 12– SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information concerning equity compensation plans, the information required by this item is incorporated by reference to the Company’s 2014 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table provides information about shares of Titan common stock that may be issued under Titan’s equity compensation plans, as of December 31, 2013:

	(i) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(ii) Weighted-average exercise price of outstanding options, warrants and rights	(iii) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i))
Equity compensation plans approved by security holders	1,154,069	(a)	18.18	1,770,734
Equity compensation plans not approved by security holders	—		n/a	—
Total	1,154,069		18.18	1,770,734

(a)	Amount includes outstanding stock options under the Company’s 1994 Non-Employee Director Stock Option Plan and 2005 Equity Incentive Plan.
For additional information regarding the Company’s stock compensation plans, please see Note 28 of the Company’s Notes to Consolidated Financial Statements.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s 2014 Proxy Statement under the caption “Related Party Transactions” and “Corporate Governance” and also appears in Note 32 of the Company’s Notes to Consolidated Financial Statements.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s 2014 Proxy Statement under the caption “Audit and Other Fees.”

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The accompanying Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	February 20, 2014	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2014.

Signatures	Capacity

/s/ MAURICE M. TAYLOR JR.	Chairman and Chief Executive Officer
Maurice M. Taylor Jr.	(Principal Executive Officer)

/s/ JOHN R. HRUDICKA	Chief Financial Officer
John R. Hrudicka	(Principal Financial Officer and
Principal Accounting Officer)

/s/ ERWIN H. BILLIG	Director
Erwin H. Billig

/s/ RICHARD M. CASHIN JR.	Director
Richard M. Cashin Jr.

/s/ GARY L. COWGER	Director
Gary L. Cowger

/s/ ALBERT J. FEBBO	Director
Albert J. Febbo

/s/ PETER MCNITT	Director
Peter McNitt

/s/ ANTHONY L. SOAVE	Director
Anthony L. Soave

TITAN INTERNATIONAL, INC.
Exhibit Index
Annual Report on Form 10-K

Exhibit No.	DESCRIPTION
3.1 (a)	Amended Restated Articles of Incorporation of the Company
3.2*	Bylaws of the Company
4.1 (b)	Indenture between the Company and U.S. Bank National Association dated December 21, 2009
4.2 (c)	Indenture between the Company and U.S. Bank National Association dated October 7, 2013
10.1 (d)	2005 Equity Incentive Plan as Amended
10.2 (e)	Maurice M. Taylor, Jr. Employment Agreement
10.3 (f)	Maurice M. Taylor, Jr. Employment Agreement Amendment
10.4 (g)	Paul G. Reitz Employment Agreement
10.5 (a)	Trademark License Agreement with The Goodyear Tire & Rubber Company **
10.6 (f)	Wheel Purchase Agreement with Deere & Company – November 2010 **
10.7 (h)	Supply Agreement with Deere & Company – August 2011 **
10.8 (h)	First Amendment to Supply Agreement with Deere & Company – September 2011 **
10.9 (i)	Maurice M. Taylor, Jr. Employment Agreement Amendment
10.10 (j)	Second Amended and Restated Credit Agreement among the Company and Bank of America, N.A. dated as of December 21, 2012
10.11 (k)	John Hrudicka Employment Agreement
21*	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith
** Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

(a)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for the quarterly period ended September 30, 2010 (No. 1-12936).

(b)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on December 21, 2009 (No. 1-12936).

(c)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed October 7, 2013. (No. 1-12936).

(d)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on March 28, 2011.

(e)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for the quarterly period ended June 30, 2006 (No. 1-12936).

(f)	Incorporated by reference to the same numbered exhibit contained in the Company's Form 10-K for the year ended December 31, 2010 (No 1-12936).

(g)	Incorporated by reference to the same numbered exhibit contained in the Company's Current Report on Form 8-K filed on March 23, 2011 (No 1-12936).

(h)	Incorporated by reference to the same numbered exhibit contained in the Company's Form 10-Q for the quarterly period ended September 30, 2011 (No 1-12936).

(i)	Incorporated by reference to the same numbered exhibit contained in the Company's Current Report on Form 8-K filed on February 15, 2012 (No 1-12936).

(j)	Incorporated by reference to the same numbered exhibit contained in the Company's Form 10-Q for the quarterly period ended June 30, 2013 (No. 1-12936).

(k)	Incorporated by reference to the same numbered exhibit contained in the Company's Current Report on Form 8-K filed on January 28, 2014 (No. 1-12936).

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

The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  The consolidated financial statements as of December 31, 2013, have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and
Shareholders of Titan International, Inc.
We have audited the accompanying consolidated balance sheets of Titan International, Inc. (an Illinois corporation) and its subsidiaries (together, the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Voltyre-Prom, a 30% owned subsidiary, whose financial statements reflect total assets and revenues constituting 8.75% and 0.60%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013. As indicated in Management’s Report, Voltyre-Prom was acquired on October 4, 2013, and, therefore, management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Voltyre-Prom.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titan International, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by COSO.
/s/ Grant Thornton LLP
Chicago, Illinois
February 20, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Titan International, Inc.:

In our opinion, the consolidated statements of operations, comprehensive income, changes in equity and cash flows for the year ended December 31, 2011 present fairly, in all material respects, the results of operations and cash flows of Titan International, Inc. and its subsidiaries for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2011 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 22, 2012

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Net sales	$2,163,595	$1,820,678	$1,486,998
Cost of sales	1,868,405	1,526,539	1,254,890
Gross profit	295,190	294,139	232,108
Selling, general and administrative expenses	167,371	126,157	85,917
Research and development expenses	11,165	7,148	4,228
Royalty expense	14,259	12,260	9,790
Supply agreement termination income	—	(26,134)	—
Income from operations	102,395	174,708	132,173
Interest expense	(47,120)	(27,658)	(25,259)
Convertible debt conversion charge	(7,273)	—	(16,135)
Loss on senior note repurchase	(22,734)	—	—
Noncash Titan Europe gain	—	26,700	—
Gain on earthquake insurance recovery	22,451	—	—
Gain on acquisition	—	11,678	285
Other income	7,015	6,823	4,831
Income before income taxes	54,734	192,251	95,895
Provision for income taxes	25,047	86,613	37,759
Net income	29,687	105,638	58,136
Net loss attributable to noncontrolling interests	(5,518)	(1,593)	(16)
Net income attributable to Titan	$35,205	$107,231	$58,152

Earnings per common share:
Basic	$.66	$2.47	$1.40
Diluted	$.64	$2.05	$1.18
Average common shares and equivalents outstanding:
Basic	53,039	43,380	41,657
Diluted	59,522	54,662	53,144

Dividends declared per common share:	$.02	$.02	$.02

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(All amounts in thousands)

	Year ended December 31,
	2013	2012	2011
Net income	$29,687	105,638	$58,136
Unrealized gain (loss) on investments, net of tax of $0, $1,018, and $2,208, respectively	(3)	1,733	4,009
Noncash Titan Europe gain, net of tax of $0, $9,492, and $0, respectively	—	(17,208)	—
Currency translation adjustment, net	(24,287)	(7,191)	(12,833)
Pension liability adjustments, net of tax of $(8,700), $207, and $4,583, respectively	14,749	(642)	(7,709)
Comprehensive income	20,146	82,330	41,603
Net comprehensive loss attributable to noncontrolling interests	(9,734)	(2,007)	(16)
Comprehensive income attributable to Titan	$29,880	$84,337	$41,619

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31,
Assets	2013	2012
Current assets
Cash and cash equivalents	$189,360	$189,114
Restricted cash	14,268	—
Accounts receivable (net of allowance of $5,287 and $5,130, respectively)	263,053	297,798
Inventories	384,920	366,385
Deferred income taxes	41,931	50,558
Prepaid and other current assets	114,346	92,268
Total current assets	1,007,878	996,123
Property, plant and equipment, net	638,807	568,344
Goodwill	42,075	24,941
Deferred income taxes	2,772	8,383
Other assets	129,699	112,444
Total assets	$1,821,231	$1,710,235
Liabilities and Equity
Current liabilities
Short-term debt	$75,061	$145,801
Accounts payable	176,719	180,065
Other current liabilities	134,791	141,214
Total current liabilities	386,571	467,080
Long-term debt	497,694	441,438
Deferred income taxes	60,985	62,259
Other long-term liabilities	77,945	107,096
Total liabilities	1,023,195	1,077,873
Commitments and contingencies: Notes 13, 29 and 30
Equity
Titan stockholders' equity
Common stock (no par, 120,000,000 shares authorized, 55,253,092 and 50,350,048 issued, respectively)	—	—
Additional paid-in capital	558,637	507,199
Retained earnings	207,541	173,407
Treasury stock (at cost, 1,692,220 and 1,787,844 shares, respectively)	(15,586)	(16,445)
Treasury stock reserved for deferred compensation	(1,075)	(1,075)
Accumulated other comprehensive loss	(61,794)	(56,469)
Total Titan stockholders’ equity	687,723	606,617
Noncontrolling interests	110,313	25,745
Total equity	798,036	632,362
Total liabilities and equity	$1,821,231	$1,710,235

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for contractual obligations	Accumulated other comprehensive income (loss)	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2011	35,366,727	300,570	9,744	(19,324)	(1,917)	(17,042)	272,031	—	272,031
Net income			58,152				58,152	(16)	58,136
CTA, net of tax						(12,833)	(12,833)		(12,833)
Pension liability adjustments, net of tax						(7,709)	(7,709)		(7,709)
Unrealized gain on investment, net of tax						4,009	4,009		4,009
Dividends on common stock			(843)				(843)		(843)
Note conversion	6,617,709	73,909					73,909		73,909
Exercise of stock options	69,375	(98)		622			524		524
Acquisitions	125,524	1,708		1,127			2,835	1,656	4,491
Stock-based compensation		2,392					2,392		2,392
Tax benefit related to stock-based compensation		706					706		706
Deferred compensation transactions		846			684		1,530		1,530
Issuance of treasury stock under 401(k) plan	26,346	299		237			536		536
Balance December 31, 2011	42,205,681	380,332	67,053	(17,338)	(1,233)	(33,575)	395,239	1,640	396,879
Net income			107,231				107,231	(1,593)	105,638
CTA, net of tax						(6,777)	(6,777)	(414)	(7,191)
Pension liability adjustments, net of tax						(642)	(642)		(642)
Noncash Titan Europe gain, net of tax						(17,208)	(17,208)		(17,208)
Unrealized gain on investment, net of tax						1,733	1,733		1,733
Dividends on common stock			(877)				(877)		(877)
Exercise of stock options	71,910	288		646			934		934
Acquisitions	6,257,051	121,813					121,813	26,341	148,154
Consolidated joint venture							—	(229)	(229)
Stock-based compensation		4,087					4,087		4,087
Tax benefit related to stock-based compensation		184					184		184
Deferred compensation transactions		154			158		312		312
Issuance of treasury stock under 401(k) plan	27,562	341		247			588		588
Balance December 31, 2012	48,562,204	$507,199	$173,407	$(16,445)	$(1,075)	$(56,469)	$606,617	$25,745	$632,362
Net income			35,205				35,205	(5,518)	29,687
CTA, net of tax						(20,071)	(20,071)	(4,216)	(24,287)
Pension liability adjustments, net of tax						14,749	14,749		14,749
Unrealized loss on investment, net of tax						(3)	(3)		(3)
Dividends on common stock			(1,071)				(1,071)		(1,071)
Note conversion	4,903,044	45,903					45,903		45,903
Exercise of stock options	60,417	459		542			1,001		1,001
Acquisitions							—	14,710	14,710
Capital contribution from noncontrolling interest							—	79,592	79,592
Stock-based compensation		4,815					4,815		4,815
Tax benefit related to stock-based compensation		(68)					(68)		(68)
Issuance of treasury stock under 401(k) plan	35,207	329		317			646		646
Balance December 31, 2013	53,560,872	$558,637	$207,541	$(15,586)	$(1,075)	$(61,794)	$687,723	$110,313	$798,036

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
Cash flows from operating activities:	2013	2012	2011
Net income	$29,687	$105,638	$58,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,622	54,095	44,908
Amortization of debt premium	(2,369)	—	—
Deferred income tax provision	(4,004)	17,170	(449)
Realized gain on investments	—	—	(1,588)
Convertible debt conversion charge	7,273	—	16,135
Loss on note repurchase	22,734	—	—
Gain on earthquake insurance recovery	(22,451)	—	—
Noncash Titan Europe gain	—	(26,700)	—
Supply agreement termination income	—	(26,134)	—
Stock-based compensation	4,815	4,087	2,392
Excess tax benefit from stock options exercised	68	(184)	(706)
Insurance proceeds	35,808	—	—
Issuance of treasury stock under 401(k) plan	646	588	536
Gain on acquisition	—	(11,678)	(285)
(Increase) decrease in assets:
Accounts receivable	26,417	35,839	(105,619)
Inventories	(30,280)	23,917	(55,607)
Prepaid and other current assets	(39,825)	(25,229)	(2,214)
Other assets	1,960	6,987	1,134
Increase (decrease) in liabilities:
Accounts payable	9,479	(44,542)	44,991
Other current liabilities	(556)	7,839	9,192
Other liabilities	(3,375)	8,475	(6,530)
Net cash provided by operating activities	116,649	130,168	4,426
Cash flows from investing activities:
Capital expenditures	(80,131)	(65,740)	(35,744)
Acquisitions, net of cash acquired	(95,681)	780	(99,118)
Additional equity investment in Wheels India	(8,017)	—	—
Purchases of marketable securities	—	—	(30,000)
Sales of marketable securities	—	—	31,586
Increase in restricted cash deposits	(14,473)	—	—
Insurance proceeds	2,879	—	—
Other	2,344	1,066	2,473
Net cash used for investing activities	(193,079)	(63,894)	(130,803)
Cash flows from financing activities:
Proceeds from borrowings	745,313	8,838	—
Repurchase of senior notes	(558,360)	—	(1,064)
Payment on debt	(200,721)	(20,811)	(8,856)
Term loan borrowing	43,391	8,333	25,879
Convertible note conversion	(14,090)	—	—
Capital contribution from noncontrolling interest	79,592	—	—
Proceeds from exercise of stock options	1,001	934	524
Excess tax benefit from stock options exercised	(68)	184	706
Payment of financing fees	(12,332)	(1,275)	—
Dividends paid	(1,046)	(845)	(809)
Net cash provided by (used for) financing activities	82,680	(4,642)	16,380
Effect of exchange rate changes on cash	(6,004)	(1,688)	(333)
Net increase (decrease) in cash and cash equivalents	246	59,944	(110,330)
Cash and cash equivalents, beginning of year	189,114	129,170	239,500
Cash and cash equivalents, end of year	$189,360	$189,114	$129,170

Supplemental information:
Interest paid	$41,875	$27,192	$24,818
Income taxes paid	$59,360	$86,587	$30,807
Noncash investing and financing information:
Issuance of common stock for Titan Europe acquisition	$—	$121,813	$—
Issuance of common stock for convertible debt payment	$45,903	$—	$73,909
 See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business
Titan International, Inc. and its subsidiaries (Titan or the Company) are leading manufacturers of wheels, tires and undercarriage systems and components for off-highway vehicles used in the agricultural, earthmoving/construction and consumer segments.  Titan manufactures both wheels and tires for the majority of these market applications, allowing the Company to provide the value-added service of delivering complete wheel and tire assemblies.  The Company offers a broad range of products that are manufactured in relatively short production runs to meet the specifications of original equipment manufacturers (OEMs) and/or the requirements of aftermarket customers.

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

Accounts Receivable and Allowance for Doubtful Accounts
The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. An allowance for uncollectible receivables is recorded based upon known bad debt risks and past loss history. Actual collection experience may differ from the current estimate of net receivables.

Inventories
Inventories are valued at the lower of cost or market.  At December 31, 2013, approximately 12% of the Company's inventories were valued under the last-in, first out (LIFO) method. The majority of steel material inventory and related work-in-process and finished goods are accounted for under the LIFO method.  The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. Market value is estimated based on current selling prices.  Estimated provisions are established for slow-moving and obsolete inventory.

Deferred financing costs
Deferred financing costs are costs incurred in connection with the Company’s revolving credit facility, 6.875% senior secured notes and 5.625% convertible senior subordinated notes. The deferred financing costs associated with each of the debt facilities are being amortized over the life of the debt.  Amortization of deferred financing costs for the debt facilities approximates the effective interest rate method.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.875% senior secured notes due 2020 (senior secured notes due 2020) and 5.625% convertible senior subordinated notes due 2017 (convertible notes) are carried at cost of $400.0 million and $60.2 million at December 31, 2013, respectively. The fair value of these notes at December 31, 2013, as obtained through independent pricing sources, was approximately $418.0 million for the senior secured notes due 2020 and approximately $102.2 million for the convertible notes.

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

Equity method investments
The Company had an equity method investment of $44.5 million in Wheels India Limited as of December 31, 2013, representing a 41.7% ownership. This equity method investment is included in Other Assets in the consolidated balance sheets. The value of this investment based on the December 31, 2013 market price was $52.9 million. The Company assesses the carrying value of its equity method investments whenever events and circumstances indicate that the carrying values may not be recoverable. Investment write-downs, if necessary, are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. These write-downs, if any, are measured as the excess of the carrying value of the asset over the discounted expected future cash flows or the estimated fair value of the asset.

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

Research and development expense
Research and development (R&D) expenses are expensed as incurred.  R&D costs were $11.2 million, $7.1 million and $4.2 million for the years of 2013, 2012 and 2011, respectively.  The higher R&D costs recorded during 2013 primarily resulted from inclusion of R&D expenses of recently acquired facilities.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising
Advertising expenses are included in SG&A expense and are expensed as incurred.  Advertising costs were approximately $2 million for each of the years ended December 31, 2013, 2012 and 2011.

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

Cash and cash equivalents
The Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents. The cash in the Company's U.S. banks is not fully insured by the Federal Deposit Insurance Corporation. The Company had $121.7 million and $84.8 million of cash in foreign bank accounts at December 31, 2013 and 2012, respectively. The Company's cash in its foreign bank accounts is not insured.

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

Stock-based compensation
At December 31, 2013, the Company has one stock-based compensation plan, which is described in Note 28.  Compensation expense for stock-based compensation is recognized over the requisite service period at the estimated fair value of the award at the grant date.  The Company granted 60,000, 45,000, and 492,500 stock options in 2013, 2012 and 2011, respectively. The Company granted 225,750, 293,000, and 0 restricted stock awards in 2013, 2012 and 2011, respectively.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS

Acquisition of Voltyre-Prom
On October 4, 2013, Titan in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF) closed the acquisition of an 85% interest in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, for approximately $94.1 million, which includes the assumption of debt. Titan is acting as operating partner with responsibility for Voltyre-Prom's daily operations on behalf of the consortium of which Titan holds a 30% interest. This acquisition expands Titan's footprint into the Commonwealth of Independent States (CIS) region. The fair value of the consideration transferred and noncontrolling interests exceeded the fair value of the identified assets acquired less liabilities assumed. Therefore, goodwill of $21.0 million was recorded on the transaction, which is not expected to be deductible for tax purposes. An initial noncontrolling interest of $14.5 million, representing the 15% not owned by the partnership, was recorded at the acquisition date. In January 2014, the partnership of Titan, OEP, and RDIF purchased an additional 14% to bring the total Voltyre-Prom ownership to 99%. The Company continues to evaluate the preliminary purchase price allocation, primarily the value of certain deferred taxes and goodwill, and may revise the purchase price allocation in future periods as these estimates are finalized.

The purchase price allocation of the Voltyre-Prom acquisition consisted of the following
(in thousands):

Cash	$80
Accounts receivable	5,596
Inventories	3,807
Deferred income taxes - current asset	253
Prepaid & other current assets	1,881
Goodwill	21,002
Property, plant & equipment	79,255
Other assets	17,615
Accounts payable	(715)
Other current liabilities	(4,152)
Deferred income taxes - noncurrent liability	(15,989)
Noncontrolling interests	(14,542)
Net assets acquired	$94,091

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

The purchase price allocation has changed from that reported in the Form 10-K for the year ended December 31, 2012, and the 10-Q for the quarter ended March 31, 2013. Titan Europe's wheel manufacturing facility in Finale Emilia, Italy experienced damage from an earthquake in May 2012, prior to Titan's acquisition of Titan Europe.  The plant was closed for production during initial remedial work. This resulted in a limited transfer of production to other facilities within Titan Europe as well as sourcing product from facilities in the U.S. owned by Titan and competitors.  In the second quarter of 2013, Titan received a final insurance settlement payment of $38.7 million. As a result of this information, Titan has recorded an earthquake insurance receivable of $17.0 million, decreased the current deferred income taxes by $5.3 million, and recorded a bargain purchase gain of $11.7 million for the year ended December 31, 2012.

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

The purchase price allocation has changed from that reported in the Form 10-K for the year ended December 31, 2011. In the first quarter of 2012, after filing the Form 10-K for the year ended December 31, 2011, Titan became aware of information related to the classification of the Latin American business for U.S. tax purposes. In the second quarter of 2012, Titan became aware of additional information related to this acquisition. As a result of this information, which was available at the time of acquisition, Titan concluded that there were errors in the original accounting for the acquisition. Titan has concluded that the impact of these errors is immaterial to the consolidated financial statements for the years ended December 31, 2012 and 2011, and therefore the correction of these errors were recorded as of January 1, 2012. The correction of these errors impacted the following areas: an increase in current deferred income tax asset of $2.9 million, a decrease in goodwill of $8.4 million, and a decrease in noncurrent deferred income tax liability of $5.5 million. As a result of currency exchange rate differences, the January 1, 2012 recorded decrease in goodwill was $7.3 million, with a $1.1 million offset in currency translation adjustment.

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

Pro forma financial information is as follows (in thousands, except per share data):

	2012	2011
Net sales	$2,423,724	$2,295,791
Net income	86,906	92,278
Net income attributable to Titan	88,499	92,294
Basic earnings per share	$1.78	$1.93
Diluted earnings per share	1.53	1.63

The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2011, nor is it necessarily indicative of Titan's future consolidated results of operations or financial position. No pro forma information is presented for 2013 as both acquisitions were included in the consolidated results for the full year.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. RESTRICTED CASH

Restricted cash at December 31, 2013 and 2012, consisted of the following (amounts in thousands):

	2013	2012
Restricted cash	$14,268	$—

At December 31, 2013, the Company had restricted cash of $14.3 million. This restricted cash was on deposit for the purchase of the remaining 15% of Voltyre-Prom. Approximately $10 million of this restricted cash was used for the purchase of additional Voltyre-Prom shares in January 2014. See note 2 for additional information.

4. ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2013 and 2012, consisted of the following (amounts in thousands):

	2013	2012
Accounts receivable	$268,340	$302,928
Allowance for doubtful accounts	(5,287)	(5,130)
Accounts receivable, net	$263,053	$297,798

As of December 31, 2012, the Company had a receivable factoring facility at an Italian subsidiary. At December 31, 2012, the amounts available and utilized under this facility were $14.5 million and $4.9 million, respectively. The amount utilized was included in accounts receivable and other current liabilities. The balances outstanding were collected in 2013, and the Company had no receivable factoring arrangements at December 31, 2013.

5. INVENTORIES

Inventories at December 31, 2013 and 2012, consisted of the following (amounts in thousands):

	2013	2012
Raw material	$130,403	$153,308
Work-in-process	54,190	69,030
Finished goods	208,821	154,785
	393,414	377,123
Adjustment to LIFO basis	(8,494)	(10,738)
	$384,920	$366,385

If the Company were to liquidate the December 31, 2013 balance of LIFO basis inventory, it would pay tax of $3.1 million. If the Company would have liquidated the December 31, 2012 balance of LIFO basis inventory, it would have paid tax of $4.7 million.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2013 and 2012, consisted of the following (amounts in thousands):

	2013	2012
Prepaid income taxes	$48,527	$15,298
Prepaid supplies	30,212	26,616
Value added tax	9,761	4,114
Prepaid royalty	5,642	4,985
Duty receivable	4,777	—
Prepaid deposits	3,748	8,824
Prepaid insurance	3,281	4,576
Earthquake insurance receivable	—	17,128
Other	8,398	10,727
	$114,346	$92,268

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2013 and 2012, consisted of the following (amounts in thousands):

	2013	2012
Land and improvements	$67,243	$66,012
Buildings and improvements	242,261	192,135
Machinery and equipment	617,709	555,261
Tools, dies and molds	112,997	117,341
Construction-in-process	42,539	49,136
	1,082,749	979,885
Less accumulated depreciation	(443,942)	(411,541)
	$638,807	$568,344

Depreciation related to property, plant and equipment for the years 2013, 2012 and 2011 totaled $75.7 million, $51.1 million, and $43.1 million, respectively.

Included in the total of building and improvements are capital leases of $4.6 million and $4.5 million at December 31, 2013, and December 31, 2012, respectively. Included in the total of machinery and equipment are capital leases of $40.6 million and $36.0 million at December 31, 2013, and December 31, 2012, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. OTHER ASSETS

Other assets at December 31, 2013 and 2012, consisted of the following (amounts in thousands):

	2013	2012
Investment in Wheels India Limited	$44,541	$37,115
Amortizable intangibles	32,613	21,208
Prepaid royalty	21,514	28,089
Investments for contractual obligations	8,723	7,408
Deferred financing costs	8,650	6,786
Other	13,658	11,838
	$129,699	$112,444

The investments for contractual obligations are being treated as trading securities.

9. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by reporting units for the two years ended December 31, 2013, were as follows (amounts in thousands):

	Agricultural Segment	Earthmoving/ Construction Segment	Consumer Segment	Total
Balance at January 1, 2012	$19,841	$—	$—	$19,841
Acquisitions	—	13,653	—	13,653
Acquisition adjustment	(7,289)	—	—	(7,289)
Foreign currency translation	(1,030)	(234)	—	(1,264)
Balance at December 31, 2012	11,522	13,419	—	24,941
Acquisitions	14,828	3,486	2,688	21,002
Foreign currency translation	(1,810)	(2,007)	(51)	(3,868)
Balance at December 31, 2013	$24,540	$14,898	$2,637	$42,075

The Company reviews goodwill for impairment during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  At the time of the review, the Company determines if it will first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350.

When the two-step goodwill impairment test is performed, the Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the reporting unit to which the goodwill relates and using an earnings before interest, taxes, depreciation, and amortization (EBITDA) multiple approach.  In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends and economic conditions.  When the Company’s estimated fair value of the reporting unit is less than the carrying value, a second step of the impairment analysis is performed.  In this second step, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss. For December 31, 2013, the Company used the two-step goodwill impairment test for the agricultural segment goodwill related to the acquisition of the Latin American farm tire business and the earthmoving/construction goodwill related to the Company's acquisition of Planet Group. No impairment was identified.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of intangible assets for the two years ended December 31, 2013, were as follows (amounts in thousands):

	Weighted- Average Useful Lives (in Years)	2013	2012
Amortizable intangible assets:
Customer relationships	13.6	16,659	19,357
Patents, trademarks and other	6.7	20,561	3,658
Total at cost		37,220	23,015
Less accumulated amortization		(4,607)	(1,807)
		32,613	21,208

Amortization related to intangible assets for the years 2013, 2012, and 2011 totaled $3.0 million, $1.1 million, and $0.1 million, respectively.

The estimated aggregate amortization expense at December 31, 2013, is as follows (amounts in thousands):

2014	$4,548
2015	4,188
2016	3,367
2017	3,190
2018	3,190
Thereafter	14,130
$32,613

10. OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2013 and 2012,  consisted of the following (amounts in thousands):

	2013	2012
Warranty	$33,134	$27,482
Wages and commissions	29,508	35,201
Accrued other taxes	11,741	8,696
Accrued interest	8,472	6,883
Insurance	5,785	5,549
CEO and management incentive compensation	4,194	4,194
Deferred income tax	3,525	8,562
Accounts receivable factoring	—	8,513
Other	38,432	36,134
	$134,791	$141,214

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. WARRANTY COSTS

Changes in the warranty liability consisted of the following (amounts in thousands):

	2013	2012
Warranty liability, January 1	$27,482	$17,659
Acquisitions	222	2,496
Provision for warranty liabilities	43,335	33,701
Warranty payments made	(37,905)	(26,374)
Warranty liability, December 31	$33,134	$27,482

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

12. OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2013 and 2012, consisted of the following (amounts in thousands):

	2013	2012
Accrued pension liabilities	$39,769	$61,477
Income tax liabilities	16,925	13,779
Accrued employment liabilities	17,124	18,276
Derivative financial instruments	53	5,784
Other	4,074	7,780
	$77,945	$107,096

13. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt at December 31, 2013 and 2012, consisted of the following (amounts in thousands):

	2013	2012
6.875% senior secured notes due 2020	$400,000	$—
Other debt	68,554	69,151
5.625% convertible senior subordinated notes due 2017	60,161	112,881
European credit facilities	41,687	202,097
Capital leases	2,353	3,110
7.875% senior secured notes due 2017	—	200,000
	572,755	587,239
Less amounts due within one year	75,061	145,801
	$497,694	$441,438

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate maturities of long-term debt are as follows (amounts in thousands):

2014	$75,061
2015	5,508
2016	25,902
2017	63,040
2018	637
Thereafter	402,607
$572,755

6.875% senior secured notes due 2020
The Company’s 6.875% senior secured notes (senior secured notes due 2020) are due October 2020. These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport and Titan Wheel Corporation of Illinois. The Company's senior secured notes due 2020 outstanding balance was $400.0 million at December 31, 2013.

5.625% convertible senior subordinated notes due 2017
The Company’s 5.625% convertible senior subordinated notes (convertible notes) are due January 2017.   The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The Company’s convertible notes balance was $60.2 million at December 31, 2013.

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

Titan Europe credit facilities
The Titan Europe credit facilities contain borrowings from various institutions totaling $41.7 million at December 31, 2013. Maturity dates on this debt range from less than one year to eleven years and interest rates range from 5% to 6.9%. The European facilities are secured by the assets of select European subsidiaries.

7.875% senior secured notes due 2017
In the fourth quarter of 2013, Titan satisfied and discharged the indenture relating to the 7.875% senior secured notes due October 2017 (senior secured notes due 2017) by completing a tender offer settlement and redemption of all of its outstanding $525 million principal amount of the notes, including $325 million issued in 2013. In connection with this tender offer and redemption, the Company recorded expenses of $22.7 million.

Revolving credit facility
The Company’s $150 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a December 2017 termination date and is collateralized by the accounts receivable and inventory of Titan and certain of its domestic subsidiaries.  During 2013 and at December 31, 2013, there were no borrowings under the credit facility.

Other debt
Brazil Revolving Line of Credit
The Company's wholly-owned Brazilian subsidiary, Titan Pneus Do Brasil Ltda (Titan Brazil), has a revolving line of credit (Brazil line of credit) established with Bank of America Merrill Lynch Banco Multiplo S.A. in May 2011. Titan Brazil could borrow up to 16.0 million Brazilian Reais, which equates to approximately $6.8 million dollars as of December 31, 2013, for working capital purposes. Under the terms of the Brazil line of credit, borrowings, if any, bear interest at a rate of 1 month LIBOR plus 247 basis points. During 2013 and at December 31, 2013 there were no borrowings outstanding on this line of credit.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Australia Other Debt
Titan National Australia Holdings has capital leases totaling $1.0 million at December 31, 2013.

Titan Europe Other Debt
Titan Europe has overdraft facilities totaling $53.4 million at December 31, 2013.

Titan Europe Capital Leases
Titan Europe has capital lease obligations totaling $2.4 million at December 31, 2013.

14. DERIVATIVE FINANCIAL INSTRUMENTS

Prior to the April 2013 payoff of the Brazil Term Loan with Bank of America, N.A. (BoA Term Loan), the Company used financial derivatives to mitigate its exposure to volatility in the interest rate and foreign currency exchange rate in Brazil. The Company used these derivate instruments to hedge exposure in the ordinary course of business and did not invest in derivative instruments for speculative purposes. In order to reduce interest rate and foreign currency risk on the BoA Term Loan, the Company entered into an interest rate swap agreement and cross currency swap transactions with Bank of America Merrill Lynch Banco Multiplo S.A. that was designed to convert the outstanding $5.0 million U.S. Dollar based LIBOR loan to a Brazilian Reais based CDI loan. The Company did not designate these agreements as a hedging instrument. Changes in the fair value of the cross currency swap were recorded in other income/expense and changes in the fair value of the interest rate swap agreement were recorded as interest expense (or gain as an offset to interest expense). For the year ended December 31, 2013, the Company recorded $0.6 million of other expense and $0.1 million of interest expense related to these derivatives.

The Company also used derivative financial instruments to manage its exposure to market risks from changes in interest rates in Europe. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is taken to interest expense. For the year ended December 31, 2013, the Company recorded an offset to interest expense of $1.0 million related to these derivatives.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Unrealized Gain (Loss) on Investments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2012	$(14,016)	$15,478	$(35,037)	$(33,575)
Other comprehensive income (loss) before reclassifications	(6,777)	—	—	(6,777)
Reclassification adjustments:
Unrealized gain on investments, net of tax of $1,018	—	1,733	—	1,733
Noncash Titan Europe gain, net of tax of $9,492	—	(17,208)	—	(17,208)
Defined benefit pension plan entries:
Unrecognized prior service cost, net of tax of $(51)	—	—	86	86
Unrecognized net loss, net of tax of $258	—	—	(728)	(728)
Balance at December 31, 2012	(20,793)	3	(35,679)	(56,469)
Other comprehensive income (loss) before reclassifications	(20,071)	—	—	(20,071)
Reclassification adjustments:
Unrealized loss on investments, net of tax of $0	—	(3)	—	(3)
Defined benefit pension plan entries:
Unrecognized prior service cost, net of tax of $(52)	—	—	85	85
Unrecognized net gain, net of tax of $(8,648)	—	—	14,664	14,664
Balance at December 31, 2013	$(40,864)	$—	$(20,930)	$(61,794)

16. STOCKHOLDERS’ EQUITY

The Company is authorized by the Board of Directors to repurchase up to 2.5 million common shares subject to debt agreement restrictions.  The Company repurchased no Titan common shares in 2013, 2012, or 2011.  The Company has no plans at this time to repurchase any Titan common stock.  Titan paid cash dividends of $.02 per share of common stock for 2013, 2012, and 2011.  Dividends declared totaled $1.1 million, $0.9 million and $0.8 million for 2013, 2012 and 2011, respectively.

17. FAIR VALUE MEASUREMENTS

ASC 820 Fair Value Measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (amounts in thousands):

	December 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Contractual obligation investments	$8,723	$8,723			$7,408	$7,408
Interest rate swap	—	—	—	—	1,048	—	1,048	—
Preferred stock	250	—	—	250	250	—	—	250
Derivative financial instruments liability	(126)	—	(126)	—	(7,376)	—	(7,376)	—
Total	$8,847	$8,723	$(126)	$250	$1,330	$7,408	$(6,328)	$250

The following table presents the changes during the periods presented in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2011	$1,000
Change in preferred stock investment	(750)
Total realized and unrealized gains and losses	—
Balance at December 31, 2012	250
Total realized and unrealized gains and losses	—
Balance as of December 31, 2013	$250

18. ROYALTY EXPENSE

The Company has a trademark license agreement with Goodyear to manufacture and sell certain tires in North America and Latin America under the Goodyear name.  The North American and Latin American farm tire royalties were prepaid for seven years as a part of the 2011 Goodyear Latin American farm tire acquisition. In May 2012, the Company and Goodyear entered into an agreement under which Titan will sell certain non-farm tire products directly to third party customers and pay a royalty to Goodyear. Royalty expenses recorded for the years ended December 31, 2013, 2012 and 2011, were $14.3 million, $12.3 million and $9.8 million, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SUPPLY AGREEMENT TERMINATION INCOME

Supply agreement termination income consisted of the following (amounts in thousands):

	2013	2012	2011
Supply agreement termination income	$—	$26,134	$—

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

20. CONVERTIBLE DEBT CONVERSION CHARGE

Convertible debt conversion charge consisted of the following (amounts in thousands):

	2013	2012	2011
Convertible debt conversion charge	$(7,273)	$—	$(16,135)

In the first quarter of 2013, the Company closed an Exchange Agreement with a note holder of its 5.625% convertible senior subordinated notes (convertible notes). The two parties privately negotiated an agreement to exchange approximately $52.7 million in aggregate principal amount of the convertible notes for approximately 4.9 million shares of the Company's common stock plus a cash payment totaling $14.2 million. In connection with the exchange, the Company recognized a charge of $7.3 million in accordance with accounting standards for debt conversion.

In the first quarter of 2011, the Company closed an Exchange Agreement with a note holder of its 5.625% convertible senior subordinated notes (convertible notes), pursuant to which such holder converted approximately $59.6 million in aggregate principal amount of the convertible notes into approximately 6.6 million shares of the Company's common stock, plus a payment for the accrued and unpaid interest. In connection with the exchange, the Company recognized a charge of $16.1 million in accordance with accounting standards for debt conversion.

21. LOSS ON SENIOR NOTE REPURCHASE

Loss on note repurchase consisted of the following (amounts in thousands):

	2013	2012	2011
Loss on senior note repurchase	$(22,734)	$—	$—

In the fourth quarter of 2013, Titan satisfied and discharged the indenture relating to the 7.875% senior secured notes due October 2017 (senior secured notes due 2017) by completing a tender offer settlement and redemption of all of its outstanding $525 million principal amount of the notes, including $325 million issued in 2013. In connection with this tender offer and redemption, the Company recorded expenses of $22.7 million. These expenses were related to early tender premium of $25.0 million, redemption premium of $8.1 million, unamortized deferred financing fees of $7.3 million, and other fees of $0.2 million, offset by unamortized premium on the notes of $(17.9) million.

22. NONCASH TITAN EUROPE GAIN

Noncash Titan Europe gain consisted of the following (amounts in thousands):

	2013	2012	2011
Noncash Titan Europe gain	$—	$26,700	$—

In the fourth quarter of 2012, the Company acquired Titan Europe. Prior to the acquisition, Titan held a 21.8% ownership percentage in Titan Europe, which had a fair value on the acquisition date of $31.7 million. As a result of recording the fair value of the investment on the acquisition date, a gain of $26.7 million was recorded on Titan's previously held interest in Titan Europe. This gain was previously recorded in other comprehensive income.

23. GAIN ON EARTHQUAKE INSURANCE RECOVERY

Gain on earthquake insurance recovery consisted of the following (amounts in thousands):

	2013	2012	2011
Gain on earthquake insurance recovery	$22,451	$—	$—

Titan Europe's wheel manufacturing facility in Finale Emilia, Italy experienced damage from an earthquake in May 2012, prior to Titan's acquisition of Titan Europe.  The plant was closed for production during initial remedial work. This resulted in a limited transfer of production to other facilities within Titan Europe as well as sourcing product from facilities in the U.S. owned by Titan and competitors.  In the second quarter of 2013, Titan received a final insurance settlement payment of $38.7 million, which offset the earthquake insurance receivable and resulted in a gain of $22.5 million.

24. GAIN ON ACQUISITION

Gain on acquisition consisted of the following (amounts in thousands):

	2013	2012	2011
Gain on acquisition	$—	$11,678	$285

In the second quarter of 2013, Titan received a final insurance settlement payment regarding an earthquake Titan Europe's wheel manufacturing facility in Finale Emilia, Italy experienced in May 2012, prior to Titan's acquisition of Titan Europe. As a result of this information, the purchase price allocation of the Titan Europe acquisition has changed from that reported in the Form 10-K for the year ended December 31, 2012, and the 10-Q for the quarter ended March 31, 2013, and Titan has recorded a bargain purchase gain of $11.7 million for the year ended December 31, 2012.

In 2011, Titan purchased a 70% controlling interest in AII Holding, Inc. (AII). The fair value of the identified assets acquired less liabilities assumed exceeded the fair value of the consideration transferred and noncontrolling interest. Therefore, a bargain purchase gain of $0.3 million was recorded on the transaction.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. OTHER INCOME, NET

Other income consisted of the following (amounts in thousands):

	2013	2012	2011
Interest income	$3,396	$859	$556
Discount amortization on prepaid royalty	3,296	3,736	3,149
Other income (expense)	1,652	95	(160)
Wheels India Limited equity gain	1,430	401	—
Investment gain (loss) related to contractual obligation investments	1,315	1,022	(302)
Building rental income	846	710	—
Investment gain on marketable securities	—	—	1,588
Currency exchange loss	(4,920)	—	—
	$7,015	$6,823	$4,831

26. INCOME TAXES

Income before income taxes, consisted of the following (amounts in thousands):

	2013	2012	2011
Domestic	$27,023	$178,686	$82,282
Foreign	27,711	13,565	13,613
	$54,734	$192,251	$95,895

The income tax provision was as follows (amounts in thousands):

	2013	2012	2011
Current
Federal	$11,853	$47,616	$32,140
State	5,398	13,537	3,271
Foreign	11,800	8,290	2,797
	29,051	69,443	38,208
Deferred
Federal	(8,473)	14,179	(1,904)
State	(316)	1,235	(357)
Foreign	4,785	1,756	1,812
	(4,004)	17,170	(449)
Income tax provision	$25,047	$86,613	$37,759

The income tax provision differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income as a result of the following:

	2013	2012	2011
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Unrecognized tax positions	6.2	3.5	—
Impact of foreign income	4.5	6.1	(0.2)
Italian law change	(14.2)	—	—
Valuation allowance	19.0	—	—
State taxes, net	1.9	2.5	1.9
Domestic production exemption	(3.2)	(3.1)	(3.9)
Debt conversion (benefit) expense	(1.0)	—	6.9
Section 162m limitation	—	2.5	—
Write off of Titan Europe deferred tax asset	—	2.0	—
Bargain purchase gain	—	(2.0)	—
Other, net	(2.4)	(1.4)	(0.3)
Effective tax rate	45.8%	45.1%	39.4%

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2013 and 2012, are as follows (amounts in thousands):

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$41,933	$37,519
Pension	6,269	14,684
Inventory	3,564	3,412
Warranty	11,460	9,723
Employee benefits and related costs	13,146	11,319
Allowance for bad debts	3,773	3,335
Prepaid royalties	8,464	7,053
Reserves, other	1,920	3,988
Fixed assets	7,070	8,418
Other	13,009	14,370
Deferred tax assets	110,608	113,821
Deferred tax liabilities:
Fixed assets	(78,819)	(82,400)
Intangible Assets	(8,454)	(6,225)
Other	(5,957)	(13,385)
Deferred tax liabilities	(93,230)	(102,010)
Subtotal	17,378	11,811
Valuation allowance	(37,185)	(23,691)
Net deferred tax liability	$(19,807)	$(11,880)

As of December 31, 2013 and 2012 certain tax loss carryforwards of $41.9 million and $37.5 million are available with $1.7 million expiring from 2014 through 2018 and $40.2 million expiring after 2018. At December 31, 2013, a valuation allowance of $37.2 million had been established, of which $31.4 million was established to offset the net operating loss carryforwards due to uncertainty of future income in the relevant taxing jurisdictions and $5.8 million was established to offset other international deferred tax assets. A valuation allowance of $23.7 million at December 31, 2012 was established to offset the net operating loss carryforwards due to uncertainty of future income in the relevant taxing jurisdictions. During 2012, the valuation allowance was set up as part of acquisition accounting.

During 2012, income includes a $26.7 million gain formerly recorded to other comprehensive income related to the value of the investment in Titan Europe. A related income tax expense of $10.2 million was included in total tax expense. Beginning in 2012, since Titan Europe was wholly owned and consolidated, the remaining deferred tax asset of $3.7 million relating to the book versus tax basis difference in the stock was written off and included in income tax expense.

At December 31, 2013, U.S. income taxes have not been provided on approximately $49.0 million of unremitted earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to the Company or a U.S. affiliate, or if the Company were to sell its stock in the subsidiaries. The amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is insignificant.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has applied the provisions of ASC 740, “Income Taxes” related to unrecognized tax benefits. No adjustment was made to retained earnings in adopting these provisions in 2007. At December 31, 2013, 2012, and 2011, the unrecognized tax benefits were $17.8 million, $14.3 million, and $0.0 million respectively. As of December 31, 2013, $14.1 million of unrecognized tax benefits would affect income tax expense if the tax benefits were recognized. The majority of the increase in unrecognized tax benefits related to potential state tax exposures. Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is unlikely that the Company’s gross unrecognized tax benefits balance will change significantly within the next twelve months.

Titan has identified the United States, the State of Illinois, Italy, United Kingdom, and Brazil as “major” tax jurisdictions. The Company is subject to U.S. Federal tax examinations for years 2010 to 2013. Various state and foreign income tax returns are also subject to examination. Generally, tax years 2010 and forward remain open under state statutes of limitations and tax years 2008 and forward remain open under foreign statutes of limitations.

A reconciliation of the total amounts of unrecognized tax benefits at December 31 were as follows (amounts in thousands):

	2013	2012	2011
Balance at January 1	11,872	—	—
Increases to tax positions taken during the current year	4,256	6,050	—
Increases to tax positions taken during the prior years	433	5,822	—
Decreases to tax positions taken during prior years	(250)	—	—
Decreases due to lapse of statutes of limitations	(272)	—	—
Settlements	(721)	—	—
Foreign exchange	45	—	—
Balance at December 31	15,363	11,872	—

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties related to unrecognized tax benefits recorded in income tax expense was $0.1 million, $2.4 million and $0.0 million at December 31, 2013, 2012 and 2011. The amount of accrued interest and penalties included in the unrecognized tax benefits at December 31, 2013, 2012 and 2011 was $2.5 million, $2.4 million, and $0.0 million, respectively.

27. EMPLOYEE BENEFIT PLANS

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheet of the defined benefit pension plans as of December 31, 2013 and 2012 (amounts in thousands):

Change in benefit obligation:	2013	2012
Benefit obligation at beginning of year	$139,104	$111,955
Acquisition	—	20,258
Service cost	850	380
Interest cost	5,408	5,082
Actuarial (gain) loss	(12,848)	9,689
Benefits paid	(9,258)	(8,184)
Foreign currency translation	(74)	(76)
Benefit obligation at end of year	$123,182	$139,104
Change in plan assets:
Fair value of plan assets at beginning of year	$78,168	$69,097
Acquisition	—	1,797
Actual return on plan assets	10,255	8,574
Employer contributions	4,674	6,845
Benefits paid	(9,223)	(8,184)
Foreign currency translation	78	39
Fair value of plan assets at end of year	$83,952	$78,168
Unfunded status at end of year	$(39,230)	$(60,936)
Amounts recognized in consolidated balance sheet:
Noncurrent assets	$539	$541
Noncurrent liabilities	(39,769)	(61,477)
Net amount recognized in the consolidated balance sheet	$(39,230)	$(60,936)

The pension benefit obligation included $98.4 million of pension benefit obligation for the three frozen plans in the U.S. and $24.8 million of pension benefit obligation for plans at foreign subsidiaries. The fair value of plan assets included $82.0 million of plan assets for the three frozen plans in the U.S. and $2.0 million of plan assets for foreign plans.

Amounts recognized in accumulated other comprehensive loss:
	2013	2012
Unrecognized prior service cost	$(754)	$(891)
Unrecognized net loss	(33,070)	(56,382)
Deferred tax effect of unrecognized items	12,894	21,594
Net amount recognized in accumulated other comprehensive loss	$(20,930)	$(35,679)

The weighted-average assumptions used in the actuarial computation that derived the benefit obligations at December 31 were as follows:	2013	2012
Discount rate	4.8%	4.2%
Expected long-term return on plan assets	7.4%	7.4%

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the components of net periodic pension cost for the plans, settlement cost and the assumptions used in the measurement of the Company’s benefit obligation for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net periodic benefit cost:	2013	2012	2011
Service cost	$850	$380	$264
Interest cost	5,408	5,082	5,467
Assumed return on assets	(5,585)	(5,022)	(5,258)
Amortization of unrecognized prior service cost	137	137	137
Amortization of unrecognized deferred taxes	—	—	(56)
Amortization of net unrecognized loss	5,264	5,195	3,745
Net periodic pension cost	$6,074	$5,772	$4,299

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $3.0 million and $0.1 million, respectively.

The weighted-average assumptions used in the actuarial computation that derived net periodic pension cost for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Discount rate	4.7%	4.3%	5.3%
Expected long-term return on plan assets	7.4%	7.5%	7.5%

The allocation of the fair value of plan assets was as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2013	2012	2014
U.S. equities (a)	58%	59%	40% - 80%
Fixed income	23%	24%	20% - 50%
Cash and cash equivalents	7%	8%	0% - 20%
International equities (a)	12%	9%	0% - 16%
	100%	100%

(a)	Total equities may not exceed 80% of total plan assets.

The majority of the Company's foreign plans do not have plan assets. The one foreign plan which has plan assets holds these plan assets in an insurance fund.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the plan assets by asset categories at December 31, 2013 was as follows (amounts in thousands):

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Money market funds	$6,051	$6,051	$—	$—
Domestic common stock	32,757	32,757	—	—
Foreign common stock	4,921	4,921	—	—
Corporate bonds	4,012	4,012	—	—
Foreign bonds	519	—	519	—
U.S. government securities	18	18	—	—
Insurance fund	1,974	—	1,974	—
Common / collective trusts	33,700	—	33,700	—
Totals	$83,952	$47,759	$36,193	$—

The fair value of the plan assets by asset categories at December 31, 2012 was as follows (amounts in thousands):

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Money market funds	$5,866	$5,866	$—	$—
Domestic common stock	30,873	30,873	—	—
Foreign common stock	3,441	3,441	—	—
Corporate bonds	3,284	3,284	—	—
Foreign bonds	531	—	531	—
U.S. government securities	280	280	—	—
Mutual funds	1,109	1,109	—	—
Insurance funds	1,839	—	1,839	—
Common / collective trusts	30,945	—	30,945	—
Totals	$78,168	$44,853	$33,315	$—

The Company invests in a diversified portfolio consisting of an array of asset classes in an attempt to maximize returns while minimizing risk.  These asset classes include U.S. equities, fixed income, cash and cash equivalents, and international equities.  The investment objectives are to provide for the growth and preservation of plan assets on a long-term basis through investments in: (i) investment grade securities that provide investment returns that meet or exceed the Standard & Poor’s 500 Index and (ii) investment grade fixed income securities that provide investment returns that meet or exceed the Barclays Capital Aggregate Bond Index.  The U.S. equities asset category included the Company’s common stock in the amount of $3.1 million (approximately four percent of total plan assets) at December 31, 2013, and $3.7 million (approximately five percent of total plan assets) at December 31, 2012.

The fair value of money market funds, stock, bonds, U.S. government securities and mutual funds are determined based on valuation for identical instruments in active markets. The fair value of common and collective trusts is determined based on the fair value of the underlying instruments.

The long-term rate of return for plan assets is determined using a weighted-average of long-term historical approximate returns on cash and cash equivalents, fixed income securities, and equity securities considering the anticipated investment allocation within the plans.  The expected return on plan assets is anticipated to be 7.4% over the long-term.  This rate assumes long-term historical returns of approximately 9% for equities and approximately 6% for fixed income securities using the plans’ target allocation percentages.  Professional investment firms, none of which are Titan employees, manage the plan assets.

Although the 2014 minimum pension funding calculations are not finalized, the Company estimates those funding requirements will be approximately $7 million.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Projected benefit payments from the plans as of December 31, 2013, are estimated as follows (amounts in thousands):

2014	$8,964
2015	8,719
2016	9,179
2017	8,769
2018	9,005
2019-2023	43,380

401(k)/Defined contribution plans
The Company sponsors four 401(k) retirement savings plans in the U.S. and a number of defined contribution plans at foreign subsidiaries.  One U.S. plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement.  Titan provides a 25% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan.  The Company issued 35,207 shares, 27,562 shares and 26,346 shares of treasury stock in connection with this 401(k) plan during 2013, 2012 and 2011, respectively.  Expenses to the Company related to this common stock matching contribution were $0.7 million, $0.6 million and $0.5 million for 2013, 2012 and 2011. The other three U.S. 401(k) plans are for employees covered by collective bargaining agreements and do not include a Company matching contribution. Expenses related to foreign defined contribution plans were $4.1 million and $0.8 million for 2013 and 2012, respectively.

28. STOCK COMPENSATION

The Company accounts for stock compensation using ASC 718 Compensation – Stock Compensation.  The Company recorded stock compensation of $4.8 million, $4.1 million and $2.4 million in 2013, 2012 and 2011, respectively.  Options to the Board of Directors vest immediately and options to employees vest over three years. All options expire 10 years from the grant date. The restricted stock awards vest over four years.

2005 Equity Incentive Plan
The Company adopted the 2005 Equity Incentive Plan to provide stock compensation as a means of attracting and retaining qualified independent directors and employees for the Company.  A total of 1.8 million shares are available for future issuance under the equity incentive plan.  The exercise price of stock options may not be less than the fair market value of the common stock on the date of the grant.  The vesting and term of each option is set by the Board of Directors.  The Company granted 60,000 stock options under this plan in 2013, 45,000 stock options under this plan in 2012, and 492,500 stock options under this plan in 2011. The Company granted 225,750 and 293,000 restricted stock awards under this plan in 2013 and 2012, respectively, and no restricted stock awards in 2011.

Stock Options
The following is a summary of activity in stock options for 2013:

	Shares Subject to Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2012	1,180,087	$17.85
Granted	60,000	24.07
Exercised	(60,418)	16.57
Forfeited/Expired	(25,600)	20.20
Outstanding, December 31, 2013	1,154,069	18.18	6.36	$2,221
Exercisable, December 31, 2013	1,030,919	17.76	6.18	$2,221

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of options exercised in 2013 was $0.4 million.  Cash received from the exercise of stock options was $1.0 million for 2013.  Tax benefit realized for the tax deductions from stock options exercised was $0.2 million for 2013.  The weighted-average per share estimated grant date fair value of options issued in 2013 was $14.51.  Pre-tax unrecognized compensation expense for stock options was $1.5 million at December 31, 2013, and will be recognized as expense over a weighted-average period of 0.9 years.

The total intrinsic value of options exercised in 2012 was $1.0 million.  Cash received from the exercise of stock options was $0.9 million for 2012.  Tax benefit realized for the tax deductions from stock options exercised was $0.4 million in 2012. The weighted-average per share estimated grant date fair value of options issued in 2012 was $13.39.

The total intrinsic value of options exercised in 2011 was $1.3 million.  Cash received from the exercise of stock options was $0.5 million for 2011.  Tax benefit realized for the tax deductions from stock options exercised was $0.7 million in 2011. The weighted-average per share estimated grant date fair value of options issued in 2011 was $13.30.

The Company currently uses treasury shares to satisfy any stock option exercises.  At December 31, 2013, the Company had 1.7 million shares of treasury stock.

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

Weighted average assumptions used for stock options issued in 2013, 2012 and 2011:

	2013	2012	2011
Expected life (in years)	6.0	6.0	6.0
Expected volatility	68.4%	67.0%	65.8%
Expected dividends	0.1%	0.1%	0.1%
Risk-free interest rate	1.01%	0.93%	1.21%

Restricted Stock

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	293,000	20.83
Granted	225,750	18.02
Vested	—	—
Forfeited/Expired	(750)	20.83
Unvested at December 31, 2013	518,000	19.60

Pre-tax unrecognized compensation expense for unvested restricted stock was $8.8 million at December 31, 2013, and will be recognized as an expense over a weighted-average period of 3.4 years.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29. LITIGATION

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

30. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.  Total rental expense was $7.6 million, $2.2 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, future minimum rental commitments under noncancellable operating leases with initial or remaining terms in excess of one year are as follows (amounts in thousands):

2014	$5,441
2015	5,054
2016	3,417
2017	2,143
2018	1,530
Thereafter	1,415
Total future minimum lease payments	$19,000

At December 31, 2013, the Company had assets held as capital leases with a net book value of $10.4 million included in property, plant and equipment. Total future capital lease obligations relating to these leases are as follows (amounts in thousands):

2014	$1,453
2015	1,059
2016	696
2017	152
2018	6
Thereafter	—
Total future capital lease obligation payments	3,366
Less amount representing interest	(118)
Present value of future capital lease obligation payments	$3,248

31. CONCENTRATION OF CREDIT RISK

Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction and consumer markets represented 13% of the Company’s consolidated revenues for the year ended December 31, 2013, 19% of the Company’s consolidated revenues for the year ended December 31, 2012, and 18% of the Company’s consolidated revenues for the year ended December 31, 2011.  Net sales to CNH Global N.V. in Titan’s three markets represented 9% of the Company’s consolidated revenues for the year ended December 31, 2013, 10% of the Company’s consolidated revenues for the year ended December 31, 2012, and 11% of the Company’s consolidated revenues for the year ended December 31, 2011.  No other customer accounted for more than 10% of Titan’s net sales in 2013, 2012 or 2011.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

32. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the chief executive officer of the Company.  The related party is Mr. Fred Taylor and is Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blackstone OTR, LLC; FBT Enterprises; and OTR Wheel Engineering.  During 2013, 2012 and 2011, sales of Titan product to these companies were approximately $3.0 million, $2.1 million and $2.6 million, respectively.  Titan had trade receivables due from these companies of approximately $0.2 million at December 31, 2013, and approximately $0.2 million at December 31, 2012.  On other sales referred to Titan from these manufacturing representative companies, commissions were approximately $2.5 million, $2.8 million and $2.3 million during 2013, 2012 and 2011, respectively.

The Company has a 41.73% equity stake in Wheels India Limited, a company incorporated in India and listed on the National Stock Exchange in India. The Company had trade payables due to Wheels India of approximately $0.3 million at December 31, 2013, and approximately $0.4 million at December 31, 2012.

In the second quarter of 2013, the Company sold Titan Wheels Australia, a 100% owned subsidiary, to Titan National Australia Holdings, a 56% owned subsidiary operating as the Planet Corporation Group. The Company maintained financial control over Titan Wheels Australia and no gain or loss was recognized for the transaction.

33. SEGMENT AND GEOGRAPHICAL INFORMATION

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about certain revenues and expenses, income from operations and segment assets used by the chief operating decision maker of the Company as of and for the years ended December 31, 2013, 2012 and 2011. (amounts in thousands):

	2013	2012	2011
Revenues from external customers
Agricultural	$1,182,187	$1,080,412	$960,693
Earthmoving/construction	749,115	501,617	306,821
Consumer	232,293	238,649	219,484
	$2,163,595	$1,820,678	$1,486,998
Gross profit
Agricultural	$198,910	$206,376	$177,055
Earthmoving/construction	83,358	74,348	39,328
Consumer	15,542	16,366	18,900
Unallocated corporate	(2,620)	(2,951)	(3,175)
	$295,190	$294,139	$232,108
Income from operations
Agricultural	$151,841	$178,587	$158,295
Earthmoving/construction	22,008	47,310	32,781
Consumer	1,630	32,243	11,104
Unallocated corporate	(73,084)	(83,432)	(70,007)
Consolidated income from operations	102,395	174,708	132,173

Interest expense	(47,120)	(27,658)	(25,259)
Convertible debt conversion charge	(7,273)	—	(16,135)
Loss on senior note repurchase	(22,734)	—	—
Noncash Titan Europe Plc gain	—	26,700	—
Gain on earthquake insurance recovery	22,451	—	—
Gain on acquisition	—	11,678	285
Other income, net	7,015	6,823	4,831
Income before income taxes	$54,734	$192,251	$95,895

Capital expenditures
Agricultural	$28,763	$26,886	$12,789
Earthmoving/construction	35,702	26,508	7,169
Consumer	7,393	4,100	1,465
Unallocated corporate	8,273	8,246	15,683
	$80,131	$65,740	$37,106

Depreciation & amortization
Agricultural	$29,781	$20,435	$18,296
Earthmoving/construction	40,272	24,192	17,366
Consumer	6,246	5,855	5,450
Unallocated corporate	4,323	3,613	3,796
	$80,622	$54,095	$44,908

Total assets
Agricultural	$725,032	$555,020	$444,611
Earthmoving/construction	749,564	841,502	193,566
Consumer	172,320	140,592	139,161
Unallocated corporate (a)	174,315	173,121	232,948
	$1,821,231	$1,710,235	$1,010,286
(a)  Unallocated assets include cash of approximately $82 million, $103 million, and $129 million at year-end 2013, 2012 and 2011, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information by geographic area.  Revenues from external customers were determined based on the location of the selling subsidiary.  Geographic information as of and for the years ended December 31, 2013, 2012 and 2011 was as follows (amounts in thousands):

2013	United States	Brazil	Other Countries	Consolidated Totals
Revenues from external customers	$1,159,061	$397,426	$607,108	$2,163,595
Long-lived assets	266,413	101,282	313,187	680,882
2012
Revenues from external customers	$1,356,264	$328,005	$136,409	$1,820,678
Long-lived assets	262,064	112,480	218,741	593,285
2011
Revenues from external customers	$1,210,531	$262,203	$14,264	$1,486,998
Long-lived assets	248,835	105,489	259	354,583

34. EARNINGS PER SHARE

Earnings per share for 2013, 2012 and 2011, are (amounts in thousands, except per share data):

2013	Titan Net income	Weighted- average shares	Per share amount
Basic earnings per share	$35,205	53,039	$0.66
Effect of stock options/trusts	—	258
Effect of convertible notes	2,600	6,225
Diluted earnings per share	$37,805	59,522	$0.64
2012
Basic earnings per share	$107,231	43,380	$2.47
Effect of stock options/trusts	—	254
Effect of convertible notes	4,572	11,028
Diluted earnings per share	$111,803	54,662	$2.05
2011
Basic earnings per share	$58,152	41,657	$1.40
Effect of stock options/trusts	—	233
Effect of convertible notes	4,476	11,254
Diluted earnings per share	$62,628	53,144	$1.18

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

35. SUPPLEMENTARY DATA – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(All amounts in thousands, except per share data)

Quarter ended	March 31		June 30		September 30	December 31		Year ended December 31
2013
Net sales	$578,387		$593,291		$497,510	$494,407		$2,163,595
Gross profit	96,751		86,655		62,506	49,278		295,190
Titan net income (loss)	19,475	(a)	23,217	(b)	8,093	(15,580)	(c)	35,205
Per share amounts:
Basic	.38	(a)	.43	(b)	.15	(.29)	(c)	.66	(d)
Diluted	.34	(a)	.40	(b)	.15	(.29)	(c)	.64	(d)
2012
Net sales	$463,088		$459,233		$404,719	$493,638		$1,820,678
Gross profit	93,363		82,086		67,161	51,529		294,139
Titan net income (loss)	35,419		44,056	(e)	19,579	8,177	(f)	107,231
Per share amounts:
Basic	.84		1.05	(e)	.46	.17	(f)	2.47	(d)
Diluted	.68		.84	(e)	.39	.16	(f)	2.05	(d)

(a)	Convertible debt conversion charge of $7.3 million was included in the quarter ended March 31, 2013.

(b)	Gain on earthquake insurance recovery of $22.5 million was included in the quarter ended June 30, 2013.

(c)	Loss on senior note repurchase of $22.7 million was included in the quarter ended December 31, 2013.

(d)	As a result of changes in outstanding share balances and dilution factors, year-end per share amounts do not agree to the sum of the quarters.

(e)	Supply agreement termination income of $26.1 million was included in the quarter ended June 30, 2012.

(f)	Noncash Titan Europe gain of $26.7 million and gain on acquisition of $11.7 million were included in the quarter ended December 31, 2012.

36. SUBSEQUENT EVENTS

In January 2014, the partnership of Titan, OEP, and RDIF purchased an additional 14% of Voltyre-Prom for approximately $13 million bringing the partnership's ownership to 99%. Titan continues to hold a 30% interest in the partnership.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

37. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The Company's 6.875% senior secured notes due 2020 and 5.625% convertible senior subordinated notes are guaranteed by the following 100% owned subsidiaries of the Company: Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois. The note guarantees are full and unconditional, joint and several obligations of the guarantors. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The following condensed consolidating financial statements are presented using the equity method of accounting. Certain sales & marketing expenses recorded by non-guarantor subsidiaries have not been allocated to the guarantor subsidiaries.

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,139,366	$1,024,229	$—	$2,163,595
Cost of sales	1,157	936,022	931,226	—	1,868,405
Gross profit (loss)	(1,157)	203,344	93,003	—	295,190
Selling, general and administrative expenses	9,608	73,196	84,567	—	167,371
Research and development expenses	(35)	5,563	5,637	—	11,165
Royalty expense	—	7,327	6,932	—	14,259
Income (loss) from operations	(10,730)	117,258	(4,133)	—	102,395
Interest expense	(38,761)	—	(8,359)	—	(47,120)
Convertible debt conversion charge	(7,273)	—	—	—	(7,273)
Loss on note repurchase	(22,734)	—	—	—	(22,734)
Gain on earthquake insurance	—	—	22,451	—	22,451
Intercompany interest income (expense)	7,488	2,024	(9,512)	—	—
Other income (expense)	4,189	(78)	2,904	—	7,015
Income (loss) before income taxes	(67,821)	119,204	3,351	—	54,734
Provision (benefit) for income taxes	(26,770)	42,528	9,289	—	25,047
Equity in earnings of subsidiaries	70,738	—	43,605	(114,343)	—
Net income (loss)	29,687	76,676	37,667	(114,343)	29,687
Net loss noncontrolling interests	—	—	(5,518)	—	(5,518)
Net income (loss) attributable to Titan	$29,687	$76,676	$43,185	$(114,343)	$35,205

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,325,145	$495,533	$—	$1,820,678
Cost of sales	1,065	1,051,447	474,027	—	1,526,539
Gross profit (loss)	(1,065)	273,698	21,506	—	294,139
Selling, general and administrative expenses	9,993	87,481	28,683	—	126,157
Research and development expenses	381	5,741	1,026	—	7,148
Royalty expense	—	7,029	5,231	—	12,260
Supply agreement termination income	—	—	(26,134)	—	(26,134)
Income (loss) from operations	(11,439)	173,447	12,700	—	174,708
Interest expense	(24,066)	—	(3,592)	—	(27,658)
Noncash Titan Europe gain	26,700	—	—	—	26,700
Gain on acquisition	11,678	—	—	—	11,678
Intercompany interest income (expense)	285	2,051	(2,336)	—	—
Other income (expense)	4,847	(716)	2,692	—	6,823
Income (loss) before income taxes	8,005	174,782	9,464	—	192,251
Provision (benefit) for income taxes	19,327	60,488	6,798	—	86,613
Equity in earnings of subsidiaries	116,960	—	77,748	(194,708)	—
Net income (loss)	$105,638	$114,294	$80,414	$(194,708)	$105,638
Net loss noncontrolling interests	—	—	—	(1,593)	(1,593)
Net income (loss) attributable to Titan	$105,638	$114,294	$80,414	$(193,115)	$107,231

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,172,869	$314,129	$—	$1,486,998
Cost of sales	1,276	961,659	291,955	—	1,254,890
Gross profit (loss)	(1,276)	211,210	22,174	—	232,108
Selling, general and administrative expenses	30,936	10,291	44,690	—	85,917
Research and development expenses	87	4,134	7	—	4,228
Royalty expense	—	7,997	1,793	—	9,790
Income (loss) from operations	(32,299)	188,788	(24,316)	—	132,173
Interest expense	(24,489)	—	(770)	—	(25,259)
Convertible debt conversion charge	(16,135)	—	—	—	(16,135)
Gain on acquisition	285	—	—	—	285
Other income (expense)	5,171	(511)	171	—	4,831
Income (loss) before income taxes	(67,467)	188,277	(24,915)	—	95,895
Provision (benefit) for income taxes	(17,294)	63,450	(8,397)	—	37,759
Equity in earnings of subsidiaries	108,309	—	—	(108,309)	—
Net income (loss)	$58,136	$124,827	$(16,518)	$(108,309)	$58,136
Net loss noncontrolling interests	—	—	—	(16)	(16)
Net income (loss) attributable to Titan	$58,136	$124,827	$(16,518)	$(108,293)	$58,152

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Year Ended December 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$29,687	$76,676	$37,667	$(114,343)	$29,687
Unrealized gain (loss) on investments, net of tax	(3)	—	(3)	3	(3)
Currency translation adjustment, net	(24,287)	—	(24,287)	24,287	(24,287)
Pension liability adjustments, net of tax	14,749	11,472	3,277	(14,749)	14,749
Comprehensive income (loss)	20,146	88,148	16,654	(104,802)	20,146
Net comprehensive loss attributable to noncontrolling interests	—	—	(9,734)	—	(9,734)
Comprehensive income (loss) attributable to Titan	$20,146	$88,148	$26,388	$(104,802)	$29,880

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Year Ended December 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$105,638	$114,294	$80,414	$(194,708)	$105,638
Unrealized gain (loss) on investments, net of tax	1,733	—	1,733	(1,733)	1,733
Noncash Titan Europe gain, net of tax	(17,208)	—	(17,208)	17,208	(17,208)
Currency translation adjustment, net	(7,191)	—	(7,191)	7,191	(7,191)
Pension liability adjustments, net of tax	(642)	954	(1,596)	642	(642)
Comprehensive income (loss)	82,330	115,248	56,152	(171,400)	82,330
Net comprehensive loss attributable to noncontrolling interests	—	—	—	(2,007)	(2,007)
Comprehensive income (loss) attributable to Titan	$82,330	$115,248	$56,152	$(169,393)	$84,337

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Year Ended December 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$58,136	$124,827	$(16,518)	$(108,309)	$58,136
Unrealized gain (loss) on investments, net of tax	4,009	—	4,009	(4,009)	4,009
Currency translation adjustment, net	(12,833)	—	(12,833)	12,833	(12,833)
Pension liability adjustments, net of tax	(7,709)	(6,762)	(947)	7,709	(7,709)
Comprehensive income (loss)	41,603	118,065	(26,289)	(91,776)	41,603
Net comprehensive loss attributable to noncontrolling interests	—	—	—	(16)	(16)
Comprehensive income (loss) attributable to Titan	$41,603	$118,065	$(26,289)	$(91,760)	$41,619

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$81,472	$4	$107,884	$—	$189,360
Restricted cash	—	—	14,268	—	14,268
Accounts receivable	—	89,259	173,794	—	263,053
Inventories	—	129,113	255,807	—	384,920
Prepaid and other current assets	80,876	20,416	54,985	—	156,277
Total current assets	162,348	238,792	606,738	—	1,007,878
Property, plant and equipment, net	9,885	206,928	421,994	—	638,807
Investment in subsidiaries	884,222	—	141,752	(1,025,974)	—
Other assets	34,259	387	139,900	—	174,546
Total assets	$1,090,714	$446,107	$1,310,384	$(1,025,974)	$1,821,231
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$75,061	$—	$75,061
Accounts payable	368	12,525	163,826		176,719
Other current liabilities	15,278	58,001	61,512	—	134,791
Total current liabilities	15,646	70,526	300,399	—	386,571
Long-term debt	460,161	—	37,533	—	497,694
Other long-term liabilities	40,658	15,571	82,701	—	138,930
Intercompany accounts	(113,474)	(147,529)	261,003	—	—
Titan stockholders' equity	687,723	507,539	518,435	(1,025,974)	687,723
Noncontrolling interests	—	—	110,313	—	110,313
Total liabilities and stockholders’ equity	$1,090,714	$446,107	$1,310,384	$(1,025,974)	$1,821,231

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$103,154	$4	$85,956	$—	$189,114
Accounts receivable	(72)	128,917	168,953	—	297,798
Inventories	—	142,070	224,315	—	366,385
Prepaid and other current assets	49,438	17,021	76,367	—	142,826
Total current assets	152,520	288,012	555,591	—	996,123
Property, plant and equipment, net	11,497	208,734	348,113	—	568,344
Investment in subsidiaries	565,811	—	86,189	(652,000)	—
Other assets	35,564	499	109,705	—	145,768
Total assets	$765,392	$497,245	$1,099,598	$(652,000)	$1,710,235
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$145,801	$—	$145,801
Accounts payable	1,000	21,222	157,843	—	180,065
Other current liabilities	13,911	55,290	72,013	—	141,214
Total current liabilities	14,911	76,512	375,657	—	467,080
Long-term debt	312,881	—	128,557	—	441,438
Other long-term liabilities	44,512	35,482	89,361	—	169,355
Intercompany accounts	(213,529)	(34,272)	247,801	—	—
Titan stockholders’ equity	606,617	419,523	232,477	(652,000)	606,617
Noncontrolling interests	—	—	25,745	—	25,745
Total liabilities and stockholders’ equity	$765,392	$497,245	$1,099,598	$(652,000)	$1,710,235

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(175,810)	$28,834	$263,625	$116,649
Cash flows from investing activities:
Capital expenditures	(6,290)	(29,087)	(44,754)	(80,131)
Acquisitions, net of cash acquired	—	—	(95,681)	(95,681)
Additional equity investment in Wheels India	—	—	(8,017)	(8,017)
Increase in restricted cash deposits	—	—	(14,473)	(14,473)
Insurance proceeds	—	—	2,879	2,879
Other, net	—	253	2,091	2,344
Net cash used for investing activities	(6,290)	(28,834)	(157,955)	(193,079)
Cash flows from financing activities:
Proceeds from borrowings	745,313	—	—	745,313
Repurchase of senior notes	(558,360)	—	—	(558,360)
Payment on debt	—	—	(200,721)	(200,721)
Term loan borrowing	—	—	43,391	43,391
Convertible note conversion	(14,090)	—	—	(14,090)
Capital contribution from noncontrolling interest	—	—	79,592	79,592
Proceeds from exercise of stock options	1,001	—	—	1,001
Excess tax benefit from stock options exercised	(68)	—	—	(68)
Payment of financing fees	(12,332)	—	—	(12,332)
Dividends paid	(1,046)	—	—	(1,046)
Net cash provided by (used for) financing activities	160,418	—	(77,738)	82,680
Effect of exchange rate change on cash	—	—	(6,004)	(6,004)
Net increase (decrease) in cash and cash equivalents	(21,682)	—	21,928	246
Cash and cash equivalents, beginning of period	103,154	4	85,956	189,114
Cash and cash equivalents, end of period	$81,472	$4	$107,884	$189,360

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(14,959)	$35,327	$109,800	$130,168
Cash flows from investing activities:
Capital expenditures	(6,931)	(36,025)	(22,784)	(65,740)
Acquisitions, net of cash acquired	780	—	—	780
Other, net	—	698	368	1,066
Net cash used for investing activities	(6,151)	(35,327)	(22,416)	(63,894)
Cash flows from financing activities:
Proceeds from borrowings	—	—	8,838	8,838
Payment on debt	—	—	(20,811)	(20,811)
Term loan borrowing	—	—	8,333	8,333
Proceeds from exercise of stock options	934	—	—	934
Excess tax benefit from stock options	184	—	—	184
Payment of financing fees	(1,275)	—	—	(1,275)
Dividends paid	(845)	—	—	(845)
Net cash provided by (used for) financing activities	(1,002)	—	(3,640)	(4,642)
Effect of exchange rate change on cash	—	—	(1,688)	(1,688)
Net increase (decrease) in cash and cash equivalents	(22,112)	—	82,056	59,944
Cash and cash equivalents, beginning of period	125,266	4	3,900	129,170
Cash and cash equivalents, end of period	$103,154	$4	$85,956	$189,114

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2011
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(12,391)	$17,609	$(792)	$4,426
Cash flows from investing activities:
Capital expenditures	(3,530)	(19,371)	(12,843)	(35,744)
Acquisition, net of cash acquired	(99,118)	—	—	(99,118)
Purchases of marketable securities	(30,000)	—	—	(30,000)
Sales of marketable securities	31,586	—	—	31,586
Other, net	—	1,763	710	2,473
Net cash used for investing activities	(101,062)	(17,608)	(12,133)	(130,803)
Cash flows from financing activities:
Repurchase of senior unsecured notes	(1,064)	—	—	(1,064)
Payment of debt	—	—	(8,856)	(8,856)
Term loan borrowing	—	—	25,879	25,879
Proceeds from exercise of stock options	524	—	—	524
Excess tax benefit from stock options	706	—	—	706
Dividends paid	(809)	—	—	(809)
Net cash provided by (used for) financing activities	(643)	—	17,023	16,380
Effect of exchange rate change on cash	—	—	(333)	(333)
Net increase (decrease) in cash and cash equivalents	(114,096)	1	3,765	(110,330)
Cash and cash equivalents, beginning of period	239,362	3	135	239,500
Cash and cash equivalents, end of period	$125,266	$4	$3,900	$129,170

TITAN INTERNATIONAL, INC.

SCHEDULE II – VALUATION RESERVES

Description	Balance at beginning of year	Additions to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2013
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$5,130,000	$2,984,000	$(2,827,000)	$5,287,000

Year ended December 31, 2012
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$4,204,000	$1,240,000	$(314,000)	$5,130,000

Year ended December 31, 2011
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$3,889,000	$408,000	$(93,000)	$4,204,000

S- 1