Form 10-Q
period 2014-03-31
TITAN INTERNATIONAL INC
filed 2014-04-24
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: March 31, 2014
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	April 21, 2014

Common stock, no par value per share	53,586,904

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended
	March 31,
	2014	2013
Net sales	$538,940	$578,387
Cost of sales	484,390	481,636
Gross profit	54,550	96,751
Selling, general and administrative expenses	46,835	42,443
Research and development expenses	3,710	2,702
Royalty expense	3,741	3,723
Income from operations	264	47,883
Interest expense	(9,259)	(10,441)
Convertible debt conversion charge	—	(7,273)
Other income	516	1,419
Income (loss) before income taxes	(8,479)	31,588
Provision (benefit) for income taxes	(3,351)	12,199
Net income (loss)	(5,128)	19,389
Net loss attributable to noncontrolling interests	(7,291)	(86)
Net income attributable to Titan	$2,163	$19,475

Earnings per common share:
Basic	$.04	$.38
Diluted	$.04	$.34
Average common shares and equivalents outstanding:
Basic	53,470	51,816
Diluted	53,774	59,642

Dividends declared per common share:	$.005	$.005

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(All amounts in thousands)

	Three months ended
	March 31,
	2014	2013
Net income (loss)	$(5,128)	$19,389
Unrealized loss on investments, net of tax of $0 and $0, respectively	—	(3)
Currency translation adjustment, net	388	(196)
Pension liability adjustments, net of tax of $383 and $527, respectively	717	951
Comprehensive income (loss)	(4,023)	20,141
Net comprehensive gain (loss) attributable to noncontrolling interests	(12,183)	9
Comprehensive income attributable to Titan	$8,160	$20,132

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except share data)

	March 31,	December 31,
Assets	2014	2013
Current assets
Cash and cash equivalents	$200,094	$189,360
Restricted cash	—	14,268
Accounts receivable, net	328,027	263,053
Inventories	394,550	384,920
Deferred income taxes	43,849	41,931
Prepaid and other current assets	86,346	114,346
Total current assets	1,052,866	1,007,878
Property, plant and equipment, net	628,807	638,807
Goodwill	41,269	42,075
Deferred income taxes	1,985	2,772
Other assets	133,571	129,699
Total assets	$1,858,498	$1,821,231
Liabilities and Equity
Current liabilities
Short-term debt	$78,022	$75,061
Accounts payable	213,464	176,719
Deferred income taxes	3,280	3,525
Other current liabilities	148,570	131,266
Total current liabilities	443,336	386,571
Long-term debt	498,774	497,694
Deferred income taxes	57,406	60,985
Other long-term liabilities	76,858	77,945
Total liabilities	1,076,374	1,023,195
Equity
Titan stockholders' equity
Common stock (no par, 120,000,000 shares authorized, 55,253,092 issued)	—	—
Additional paid-in capital	559,575	558,637
Retained earnings	209,436	207,541
Treasury stock (at cost, 1,681,886 and 1,692,220 shares, respectively)	(15,494)	(15,586)
Treasury stock reserved for deferred compensation	(1,075)	(1,075)
Accumulated other comprehensive loss	(56,891)	(61,794)
Total Titan stockholders’ equity	695,551	687,723
Noncontrolling interests	86,573	110,313
Total equity	782,124	798,036
Total liabilities and equity	$1,858,498	$1,821,231

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2014	53,560,872	$558,637	$207,541	$(15,586)	$(1,075)	$(61,794)	$687,723	$110,313	$798,036
Net income (loss)			2,163				2,163	(7,291)	(5,128)
Currency translation adjustment						5,280	5,280	(4,892)	388
Pension liability adjustments, net of tax						717	717		717
Dividends on common stock			(268)				(268)		(268)
Exercise of stock options	1,300	9		11			20		20
Acquisition of additional interest		(25)				(1,094)	(1,119)	(11,557)	(12,676)
Stock-based compensation		877					877		877
Tax benefit related to stock-based compensation		(2)					(2)		(2)
Issuance of treasury stock under 401(k) plan	9,034	79		81			160		160
Balance March 31, 2014	53,571,206	$559,575	$209,436	$(15,494)	$(1,075)	$(56,891)	$695,551	$86,573	$782,124

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2014	2013
Net income (loss)	$(5,128)	$19,389
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	23,275	19,984
Amortization of debt premium	—	(218)
Deferred income tax provision	(4,912)	37
Convertible debt conversion charge	—	7,273
Stock-based compensation	877	963
Excess tax benefit from stock options exercised	2	29
Issuance of treasury stock under 401(k) plan	160	154
(Increase) decrease in assets:
Accounts receivable	(61,482)	(34,978)
Inventories	(7,009)	(16,310)
Prepaid and other current assets	28,601	(870)
Other assets	(4,856)	1,330
Increase (decrease) in liabilities:
Accounts payable	34,038	33,902
Other current liabilities	16,141	(4,266)
Other liabilities	(1,716)	(5,139)
Net cash provided by operating activities	17,991	21,280
Cash flows from investing activities:
Capital expenditures	(16,754)	(21,174)
Acquisition of additional interest	(12,676)	—
Decrease in restricted cash deposits	14,188	—
Other	3,278	(219)
Net cash used for investing activities	(11,964)	(21,393)
Cash flows from financing activities:
Proceeds from borrowings	—	345,313
Payment on debt	(4,248)	(18,059)
Term loan borrowing	6,945	10,818
Convertible note conversion	—	(14,090)
Proceeds from exercise of stock options	20	739
Excess tax benefit from stock options exercised	(2)	(29)
Payment of financing fees	(33)	(5,064)
Dividends paid	(268)	(243)
Net cash provided by financing activities	2,414	319,385
Effect of exchange rate changes on cash	2,293	61
Net increase in cash and cash equivalents	10,734	319,333
Cash and cash equivalents, beginning of period	189,360	189,114
Cash and cash equivalents, end of period	$200,094	$508,447

Supplemental information:
Interest paid	$2,553	$15,535
Income taxes paid	$4,508	$10,003
Noncash investing and financing information:
Issuance of common stock for convertible debt payment	$—	$45,903

 See accompanying Notes to Consolidated Financial Statements.

1.	ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary for a fair statement of the Company's financial position as of March 31, 2014, and the results of operations and cash flows for the three months ended March 31, 2014 and 2013.

Accounting policies have continued without significant change and are described in the Description of Business and Significant Accounting Policies contained in the Company's 2013 Annual Report on Form 10-K. These interim financial statements have been prepared pursuant to the Securities and Exchange Commission's rules for Form 10-Q's and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2013 Annual Report on Form 10-K.

Sales
Sales and revenues are presented net of sales taxes and other related taxes.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.875% senior secured notes due 2020 (senior secured notes due 2020) and 5.625% convertible senior subordinated notes due 2017 (convertible notes) are carried at cost of $400.0 million and $60.2 million at March 31, 2014, respectively. The fair value of the senior secured notes due 2020 at March 31, 2014, as obtained through an independent pricing source, was approximately $424.0 million.

Cash dividends
The Company declared cash dividends of $.005 per share of common stock for each of the three months ended March 31, 2014, and 2013. The first quarter 2014 cash dividend of $.005 per share of common stock was paid April 15, 2014, to stockholders of record on March 31, 2014.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

2. ACQUISITIONS

Acquisition of Voltyre-Prom
On October 4, 2013, Titan in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF) closed the acquisition of an 85% interest in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, for approximately $94.1 million, which includes the assumption of debt. Titan is acting as operating partner with responsibility for Voltyre-Prom's daily operations on behalf of the consortium of which Titan holds a 30% interest. This acquisition expands Titan's footprint into the Commonwealth of Independent States (CIS) region. The fair value of the consideration transferred and noncontrolling interests exceeded the fair value of the identified assets acquired less liabilities assumed. Therefore, goodwill of $21.0 million was recorded on the transaction, which is not expected to be deductible for tax purposes. An initial noncontrolling interest of $14.5 million, representing the 15% not owned by the partnership, was recorded at the acquisition date. In the first quarter of 2014, the partnership of Titan, OEP, and RDIF purchased an additional 14% to bring the total Voltyre-Prom ownership to 99%. The Company continues to evaluate the preliminary purchase price allocation, primarily the value of certain deferred taxes and goodwill, and may revise the purchase price allocation in future periods as these estimates are finalized.

The purchase price allocation of the Voltyre-Prom acquisition consisted of the following (amounts in thousands):

	Acquisition	Additional
	Date	Purchases	Total
Cash	$80	$—	$80
Accounts receivable	5,596	—	5,596
Inventories	3,807	—	3,807
Deferred income taxes - current asset	253	—	253
Prepaid & other current assets	1,881	—	1,881
Goodwill	21,002	—	21,002
Property, plant & equipment	79,255	—	79,255
Other assets	17,615	—	17,615
Accounts payable	(715)	—	(715)
Other current liabilities	(4,152)	—	(4,152)
Deferred income taxes - noncurrent liability	(15,989)	—	(15,989)
Noncontrolling interests	(14,542)	12,676	(1,866)
Net assets acquired	$94,091	$12,676	$106,767

3. RESTRICTED CASH

Restricted cash consisted of the following (amounts in thousands):

	March 31, 2014	December 31, 2013
Restricted cash	$—	$14,268

At December 31, 2013, the Company had restricted cash of $14.3 million. This restricted cash was on deposit for the purchase of the remaining 15% of Voltyre-Prom. In the first quarter of 2014, the partnership of Titan, OEP, and RDIF purchased an additional 14% to bring the total Voltyre-Prom ownership to 99%. See note 2 for additional information.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (amounts in thousands):

	March 31, 2014	December 31, 2013
Accounts receivable	$334,073	$268,340
Allowance for doubtful accounts	(6,046)	(5,287)
Accounts receivable, net	$328,027	$263,053

Accounts receivable are reduced by an allowance for doubtful accounts which is based on historical losses.

5. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	March 31, 2014	December 31, 2013
Raw material	$134,140	$130,403
Work-in-process	53,465	54,190
Finished goods	214,530	208,821
	402,135	393,414
Adjustment to LIFO basis	(7,585)	(8,494)
	$394,550	$384,920

At March 31, 2014, approximately 13% of the Company's inventories were valued under the last-in, first-out (LIFO) method. At December 31, 2013, approximately 12% of the Company's inventories were valued under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. All inventories are valued at lower of cost or market.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following (amounts in thousands):

	March 31, 2014	December 31, 2013
Land and improvements	$67,953	$67,243
Buildings and improvements	241,294	242,261
Machinery and equipment	614,014	617,709
Tools, dies and molds	113,882	112,997
Construction-in-process	49,735	42,539
	1,086,878	1,082,749
Less accumulated depreciation	(458,071)	(443,942)
	$628,807	$638,807

Depreciation on fixed assets for the three months ended March 31, 2014 and 2013, totaled $21.8 million and $19.0 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Included in the total building and improvements are capital leases of $4.7 million and $4.6 million at March 31, 2014, and December 31, 2013, respectively. Included in the total of machinery and equipment are capital leases of $40.0 million and $40.6 million at March 31, 2014, and December 31, 2013, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill consisted of the following (amounts in thousands):

	2014				2013
		Earthmoving/				Earthmoving/
	Agricultural	Construction	Consumer		Agricultural	Construction	Consumer
	Segment	Segment	Segment	Total	Segment	Segment	Segment	Total
Goodwill, January 1	$24,540	$14,898	$2,637	$42,075	$11,522	$13,419	$—	$24,941
Foreign currency translation	(983)	314	(137)	(806)	105	55	—	160
Goodwill, March 31	$23,557	$15,212	$2,500	$41,269	$11,627	$13,474	$—	$25,101

The Company reviews goodwill for impairment during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.

The components of intangible assets consisted of the following (amounts in thousands):

	Weighted- Average Useful Lives (in Years)	March 31, 2014	December 31, 2013
Amortizable intangible assets:
Customer relationships	13.3	16,924	16,659
Patents, trademarks and other	6.5	19,163	20,561
Total at cost		36,087	37,220
Less accumulated amortization		(5,253)	(4,607)
		30,834	32,613

Amortization related to intangible assets for the three months ended March 31, 2014 and 2013, totaled $1.1 million and $0.6 million, respectively. Intangible assets are included as a component of other assets in the consolidated condensed balance sheet.

The estimated aggregate amortization expense at March 31, 2014, is as follows (amounts in thousands):

April 1 - December 31, 2014	$3,329
2015	4,060
2016	3,243
2017	3,059
2018	3,059
Thereafter	14,084
$30,834

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

8. WARRANTY

Changes in the warranty liability consisted of the following (amounts in thousands):

	2014	2013
Warranty liability, January 1	$33,134	$27,482
Provision for warranty liabilities	5,320	7,946
Warranty payments made	(5,604)	(7,625)
Warranty liability, March 31	$32,850	$27,803

The Company provides limited warranties on workmanship of its products in all market segments.  The majority of the Company’s products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year.  The Company calculates a provision for warranty expense based on past warranty experience.  Warranty accruals are included as a component of other current liabilities on the Consolidated Condensed Balance Sheets.

9. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2014	December 31, 2013
6.875% senior secured notes due 2020	$400,000	$400,000
Other debt	73,393	67,541
5.625% convertible senior subordinated notes due 2017	60,161	60,161
European credit facilities	39,924	41,687
Capital leases	3,318	3,366
	576,796	572,755
Less amounts due within one year	78,022	75,061
	$498,774	$497,694

Aggregate maturities of long-term debt at March 31, 2014, were as follows (amounts in thousands):

April 1 - December 31, 2014	$77,748
2015	13,917
2016	20,467
2017	1,560
2018	60,813
Thereafter	402,291
$576,796

6.875% senior secured notes due 2020
The Company’s 6.875% senior secured notes (senior secured notes due 2020) are due October 2020. These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport and Titan Wheel Corporation of Illinois. The Company's senior secured notes due 2020 outstanding balance was $400.0 million at March 31, 2014.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5.625% convertible senior subordinated notes due 2017
The Company’s 5.625% convertible senior subordinated notes (convertible notes) are due January 2017.   The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The Company’s convertible notes balance was $60.2 million at March 31, 2014.

Titan Europe credit facilities
The Titan Europe credit facilities contain borrowings from various institutions totaling $39.9 million at March 31, 2014. Maturity dates on this debt range from less than one year to eleven years and interest rates range from 5% to 6.9%. The European facilities are secured by the assets of select European subsidiaries.

Revolving credit facility
The Company’s $150 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a December 2017 termination date and is collateralized by the accounts receivable and inventory of certain Titan domestic subsidiaries.  During the first three months of 2014 and at March 31, 2014, there were no borrowings under the credit facility.

Other debt
Brazil Revolving Line of Credit
The Company's wholly-owned Brazilian subsidiary, Titan Pneus Do Brasil Ltda (Titan Brazil), has a revolving line of credit (Brazil line of credit) established with Bank of America Merrill Lynch Banco Multiplo S.A. in May 2011. Titan Brazil could borrow up to 16.0 million Brazilian Reais, which equates to approximately $7.1 million dollars as of March 31, 2014, for working capital purposes. Under the terms of the Brazil line of credit, borrowings, if any, bear interest at a rate of 1 month LIBOR plus 247 basis points. During the first three months of 2014 and at March 31, 2014 there were no borrowings outstanding on this line of credit.

Brazil Other Debt
Titan Brazil has working capital loans for the Sao Paulo, Brazil manufacturing facility totaling $15.3 million at March 31, 2014.

Australia Capital Leases
Titan National Australia Holdings has capital leases totaling $1.3 million at March 31, 2014.

Titan Europe Other Debt
Titan Europe has overdraft facilities totaling $52.8 million at March 31, 2014.

Titan Europe Capital Leases
Titan Europe has capital lease obligations totaling $2.0 million at March 31, 2014.

Russia Other Debt
Voltyre-Prom has working capital loans for the Volgograd, Russia manufacturing facility totaling $5.3 million at March 31, 2014.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

10. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At March 31, 2014, future minimum rental commitments under noncancellable operating leases with initial terms of at least one year were as follows (amounts in thousands):

April 1 - December 31, 2014	$6,119
2015	6,043
2016	5,466
2017	3,602
2018	2,093
Thereafter	2,880
Total future minimum lease payments	$26,203

At March 31, 2014, the Company had assets held as capital leases with a net book value of $8.1 million included in property, plant and equipment. Total future capital lease obligations relating to these leases are as follows (amounts in thousands):

April 1 - December 31, 2014	$1,174
2015	1,091
2016	610
2017	302
2018	82
Thereafter	59
Total future capital lease obligation payments	3,318
Less amount representing interest	(108)
Present value of future capital lease obligation payments	$3,210

11. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors four 401(k) retirement savings plans in the U.S. and a number of defined contribution plans at foreign subsidiaries. The Company contributed approximately $1.0 million to the pension plans during the three months ended March 31, 2014 and expects to contribute approximately $4.8 million to the pension plans during the remainder of 2014.

The components of net periodic pension cost consisted of the following (amounts in thousands):

	Three months ended
	March 31,
	2014	2013
Service cost	$197	$172
Interest cost	1,408	1,355
Expected return on assets	(1,517)	(1,396)
Amortization of unrecognized prior service cost	34	34
Amortization of net unrecognized loss	758	1,318
Net periodic pension cost	$880	$1,483

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

12. ROYALTY EXPENSE

The Company has a trademark license agreement with Goodyear to manufacture and sell certain tires in North America and Latin America under the Goodyear name.  The North American and Latin American farm tire royalties were prepaid for seven years as part of the 2011 Goodyear Latin American farm tire acquisition. In May 2012, the Company and Goodyear entered into an agreement under which Titan will sell certain non-farm tire products directly to third party customers and pay a royalty to Goodyear. Royalty expenses recorded were $3.7 million for each of the three months ended March 31, 2014 and 2013.

13. OTHER INCOME

Other income consisted of the following (amounts in thousands):

	Three months ended
	March 31,
	2014	2013
Discount amortization on prepaid royalty	$774	$916
Other income	463	650
Wheels India Limited equity gain (loss)	418	(185)
Interest income	352	401
Building rental income	206	180
Currency exchange loss	(1,697)	(543)
	$516	$1,419

The Company's investment in Wheels India Limited decreased from 41.7% to 34.2% during the first quarter of 2014.

14. INCOME TAXES

The Company recorded income tax expense (benefit) of $(3.4) million and $12.2 million for the quarters ended March 31, 2014 and March 31, 2013, respectively. The Company's effective income tax rate was 40% and 39% for the three months ended March 31, 2014 and 2013, respectively.

The Company's 2014 income tax benefit and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of state income tax expense, unrecognized tax benefits, foreign earnings, and domestic production activities deduction.

The Company's 2013 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of state income tax expense, expense for unrecognized tax benefits, foreign earnings, domestic production activities deduction, and tax deductible expenses related to the convertible bond repurchase.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

15. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended
	March 31, 2014			March 31, 2013
	Titan Net income	Weighted- average shares	Per share amount	Titan Net income	Weighted- average shares	Per share amount
Basic earnings per share	$2,163	53,470	$0.04	$19,475	51,816	$0.38
Effect of stock options/trusts	—	304		—	299
Effect of convertible notes	—	—		772	7,527
Diluted earnings per share	$2,163	53,774	$0.04	$20,247	59,642	$0.34

There were no stock options/trusts that were antidilutive for the periods presented.

The effect of convertible notes has been excluded for the three months ended March 31, 2014, as the effect would have been antidilutive. The weighted average share amount excluded was 5.8 million shares.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

17. SEGMENT INFORMATION

The table below presents information about certain revenues and income from operations used by the chief executive officer of the Company for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	Three months ended
	March 31,
	2014	2013
Revenues from external customers
Agricultural	$317,166	$310,553
Earthmoving/construction	152,940	209,616
Consumer	68,834	58,218
	$538,940	$578,387
Gross profit
Agricultural	$47,265	$54,070
Earthmoving/construction	3,798	37,495
Consumer	4,082	6,147
Unallocated corporate	(595)	(961)
	$54,550	$96,751
Income from operations
Agricultural	$30,541	$41,615
Earthmoving/construction	(11,094)	20,679
Consumer	(1,560)	3,142
Unallocated corporate	(17,623)	(17,553)
Income from operations	264	47,883

Interest expense	(9,259)	(10,441)
Convertible debt conversion charge	—	(7,273)
Other income, net	516	1,419
Income (loss) before income taxes	$(8,479)	$31,588

Assets by segment were as follows (amounts in thousands):

	March 31, 2014	December 31, 2013
Total assets
Agricultural	$790,842	$725,032
Earthmoving/construction	703,131	749,564
Consumer	212,971	172,320
Unallocated corporate	151,554	174,315
	$1,858,498	$1,821,231

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

18. FAIR VALUE MEASUREMENTS

Accounting standards for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (amounts in thousands):

	March 31, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Contractual obligation investments	$8,686	$8,686	$—	$—	$8,723	$8,723	$—	$—
Preferred stock	250	—	—	250	250	—	—	250
Derivative financial instruments liability	(90)	—	(90)	—	(126)	—	(126)	—
Total	$8,846	$8,686	$(90)	$250	$8,847	$8,723	$(126)	$250

The following table presents the changes during the periods presented in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2013	$250
Total realized and unrealized gains and losses	—
Balance as of March 31, 2014	$250

19. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the chief executive officer of the Company.  The related party is Mr. Fred Taylor and is Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blackstone OTR, LLC; FBT Enterprises; Green Carbon, INC; and OTR Wheel Engineering.  Sales of Titan products to these companies were approximately $0.6 million for each of the three months ended March 31, 2014 and 2013. Titan had trade receivables due from these companies of approximately $0.2 million at March 31, 2014, and December 31, 2013, respectively.  On other sales referred to Titan from the above manufacturing representative companies, commissions were approximately $0.7 million for each of the three months ended March 31, 2014 and 2013. Titan had purchases from these companies of approximately $0.7 million in the first quarter of 2014.

The Company has a 34.2% equity stake in Wheels India Limited, a company incorporated in India and listed on the National Stock Exchange in India. The Company had trade receivables due from Wheels India of approximately $0.6 million at March 31, 2014. The Company had trade payables due to Wheels India of approximately $0.3 million at December 31, 2013.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2014	$(40,864)	$(20,930)	$(61,794)
Other comprehensive income (loss) before
reclassifications	4,186	—	4,186
Reclassification adjustments:
Amortization of unrecognized losses and prior
service cost, net of tax of $(383)	—	717	717
Balance at March 31, 2014	$(36,678)	$(20,213)	$(56,891)

21. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

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

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended March 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$263,958	$274,982	$—	$538,940
Cost of sales	210	228,239	255,941	—	484,390
Gross profit (loss)	(210)	35,719	19,041	—	54,550
Selling, general and administrative expenses	1,644	18,990	26,201	—	46,835
Research and development expenses	—	2,153	1,557	—	3,710
Royalty expense	—	1,848	1,893	—	3,741
Income (loss) from operations	(1,854)	12,728	(10,610)	—	264
Interest expense	(8,262)	—	(997)	—	(9,259)
Intercompany interest income (expense)	1,684	—	(1,684)	—	—
Other income (loss)	342	(55)	229	—	516
Income (loss) before income taxes	(8,090)	12,673	(13,062)	—	(8,479)
Provision (benefit) for income taxes	(6,040)	4,810	(2,121)	—	(3,351)
Equity in earnings of subsidiaries	(3,078)	—	(877)	3,955	—
Net income (loss)	(5,128)	7,863	(11,818)	3,955	(5,128)
Net loss noncontrolling interests	—	—	(7,291)	—	(7,291)
Net income (loss) attributable to Titan	$(5,128)	$7,863	$(4,527)	$3,955	$2,163

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended March 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$323,894	$254,493	$—	$578,387
Cost of sales	390	256,226	225,020	—	481,636
Gross profit (loss)	(390)	67,668	29,473	—	96,751
Selling, general and administrative expenses	2,317	17,824	22,302	—	42,443
Research and development expenses	10	1,313	1,379	—	2,702
Royalty expense	—	1,778	1,945	—	3,723
Income (loss) from operations	(2,717)	46,753	3,847	—	47,883
Interest expense	(7,731)	—	(2,710)	—	(10,441)
Convertible debt conversion charge	(7,273)	—	—	—	(7,273)
Intercompany interest income (expense)	497	—	(497)	—	—
Other income	644	24	751	—	1,419
Income (loss) before income taxes	(16,580)	46,777	1,391	—	31,588
Provision (benefit) for income taxes	(8,335)	16,953	3,581	—	12,199
Equity in earnings of subsidiaries	27,634	—	18,632	(46,266)	—
Net income (loss)	19,389	29,824	16,442	(46,266)	19,389
Net loss noncontrolling interests	—	—	(86)	—	(86)
Net income (loss) attributable to Titan	$19,389	$29,824	$16,528	$(46,266)	$19,475

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Three Months Ended March 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(5,128)	$7,863	$(11,818)	$3,955	$(5,128)
Currency translation adjustment, net	388	—	388	(388)	388
Pension liability adjustments, net of tax	717	450	267	(717)	717
Comprehensive income (loss)	(4,023)	8,313	(11,163)	2,850	(4,023)
Net comprehensive loss attributable to noncontrolling interests	—	—	(12,183)	—	(12,183)
Comprehensive income (loss) attributable to Titan	$(4,023)	$8,313	$1,020	$2,850	$8,160

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Three Months Ended March 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$19,389	$29,824	$16,442	$(46,266)	$19,389
Unrealized gain (loss) on investments, net of tax	(3)	—	(3)	3	(3)
Currency translation adjustment, net	(196)	—	(196)	196	(196)
Pension liability adjustments, net of tax	951	781	170	(951)	951
Comprehensive income (loss)	20,141	30,605	16,413	(47,018)	20,141
Net comprehensive income attributable to noncontrolling interests	—	—	9	—	9
Comprehensive income (loss) attributable to Titan	$20,141	$30,605	$16,404	$(47,018)	$20,132

(Amounts in thousands)	Consolidating Condensed Balance Sheets March 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$90,826	$9	$109,259	$—	$200,094
Accounts receivable, net	—	126,645	201,382	—	328,027
Inventories	—	135,189	259,361	—	394,550
Prepaid and other current assets	49,175	15,830	65,190	—	130,195
Total current assets	140,001	277,673	635,192	—	1,052,866
Property, plant and equipment, net	9,968	201,228	417,611	—	628,807
Investment in subsidiaries	893,313	—	140,695	(1,034,008)	—
Other assets	37,695	372	138,758	—	176,825
Total assets	$1,080,977	$479,273	$1,332,256	$(1,034,008)	$1,858,498
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$78,022	$—	$78,022
Accounts payable	820	19,182	193,462	—	213,464
Other current liabilities	28,117	56,925	66,808	—	151,850
Total current liabilities	28,937	76,107	338,292	—	443,336
Long-term debt	460,161	—	38,613	—	498,774
Other long-term liabilities	40,330	14,787	79,147	—	134,264
Intercompany accounts	(144,002)	(126,832)	270,834	—	—
Titan stockholders' equity	695,551	515,211	518,797	(1,034,008)	695,551
Noncontrolling interests	—	—	86,573	—	86,573
Total liabilities and stockholders’ equity	$1,080,977	$479,273	$1,332,256	$(1,034,008)	$1,858,498

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$81,472	$4	$107,884	$—	$189,360
Restricted cash	—	—	14,268	—	14,268
Accounts receivable, net	—	89,259	173,794	—	263,053
Inventories	—	129,113	255,807	—	384,920
Prepaid and other current assets	80,876	20,416	54,985	—	156,277
Total current assets	162,348	238,792	606,738	—	1,007,878
Property, plant and equipment, net	9,885	206,928	421,994	—	638,807
Investment in subsidiaries	884,222	—	141,752	(1,025,974)	—
Other assets	34,259	387	139,900	—	174,546
Total assets	$1,090,714	$446,107	$1,310,384	$(1,025,974)	$1,821,231
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$75,061	$—	$75,061
Accounts payable	368	12,525	163,826	—	176,719
Other current liabilities	15,278	58,001	61,512	—	134,791
Total current liabilities	15,646	70,526	300,399	—	386,571
Long-term debt	460,161	—	37,533	—	497,694
Other long-term liabilities	40,658	15,571	82,701	—	138,930
Intercompany accounts	(113,474)	(147,529)	261,003	—	—
Titan stockholders' equity	687,723	507,539	518,435	(1,025,974)	687,723
Noncontrolling interests	—	—	110,313	—	110,313
Total liabilities and stockholders’ equity	$1,090,714	$446,107	$1,310,384	$(1,025,974)	$1,821,231

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Three Months Ended March 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$9,782	$737	$7,472	$17,991
Cash flows from investing activities:
Capital expenditures	(120)	(3,486)	(13,148)	(16,754)
Acquisition of additional interest	(25)	—	(12,651)	(12,676)
Decrease in restricted cash deposits	—	—	14,188	14,188
Other, net	—	2,754	524	3,278
Net cash used for investing activities	(145)	(732)	(11,087)	(11,964)
Cash flows from financing activities:
Payment on debt	—	—	(4,248)	(4,248)
Term loan borrowing	—	—	6,945	6,945
Proceeds from exercise of stock options	20	—	—	20
Excess tax benefit from stock options exercised	(2)	—	—	(2)
Payment of financing fees	(33)	—	—	(33)
Dividends paid	(268)	—	—	(268)
Net cash provided by (used for) financing activities	(283)	—	2,697	2,414
Effect of exchange rate change on cash	—	—	2,293	2,293
Net increase in cash and cash equivalents	9,354	5	1,375	10,734
Cash and cash equivalents, beginning of period	81,472	4	107,884	189,360
Cash and cash equivalents, end of period	$90,826	$9	$109,259	$200,094

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Three Months Ended March 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(4,453)	$9,099	$16,634	$21,280
Cash flows from investing activities:
Capital expenditures	(1,955)	(9,099)	(10,120)	(21,174)
Other, net	—	—	(219)	(219)
Net cash used for investing activities	(1,955)	(9,099)	(10,339)	(21,393)
Cash flows from financing activities:
Proceeds from borrowings	345,313	—	—	345,313
Payment on debt	—	—	(18,059)	(18,059)
Term loan borrowing	—	—	10,818	10,818
Convertible note conversion	(14,090)	—	—	(14,090)
Proceeds from exercise of stock options	739	—	—	739
Excess tax benefit from stock options exercised	(29)	—	—	(29)
Payment of financing fees	(5,064)	—	—	(5,064)
Dividends paid	(243)	—	—	(243)
Net cash provided by (used for) financing activities	326,626	—	(7,241)	319,385
Effect of exchange rate change on cash	—	—	61	61
Net increase (decrease) in cash and cash equivalents	320,218	—	(885)	319,333
Cash and cash equivalents, beginning of period	103,154	4	85,956	189,114
Cash and cash equivalents, end of period	$423,372	$4	$85,071	$508,447

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of these financial statements with a narrative from the perspective of the management of Titan International, Inc. (Titan or the Company) on Titan's financial condition, results of operations, liquidity and other factors which may affect the Company's future results. The MD&A in this quarterly report should be read in conjunction with the MD&A in Titan's 2013 annual report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2014.

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

Agricultural Segment: Titan's agricultural rims, wheels, tires and undercarriage systems and components are manufactured for use on various agricultural and forestry equipment, including tractors, combines, skidders, plows, planters and irrigation equipment, and are sold directly to OEMs and to the aftermarket through independent distributors, equipment dealers and Titan's own distribution centers.

Earthmoving/Construction Segment: The Company manufactures rims, wheels, tires and undercarriage systems and components for various types of off-the-road (OTR) earthmoving, mining, military and construction equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, articulated dump trucks, load transporters, haul trucks, backhoe loaders, crawler tractors, lattice cranes, shovels and hydraulic excavators.

Consumer Segment: Titan manufactures bias truck tires in Latin America, provides wheels and tires and assembles brakes, actuators and components for the domestic boat, recreational and utility trailer markets. Titan also offers select products for ATVs, turf, and golf cart applications.

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

The table provides highlights for the quarter ended March 31, 2014, compared to 2013 (amounts in thousands):

	2014	2013	% Decrease
Net sales	$538,940	$578,387	(7)%
Gross profit	54,550	96,751	(44)%
Income from operations	264	47,883	(99)%
Net income (loss)	(5,128)	19,389	n/a

The Company recorded sales of $538.9 million for the first quarter of 2014, which were approximately 7% lower than the first quarter 2013 sales of $578.4 million. The lower sales levels were primarily the result of decreased demand for larger products used in the mining industry.

The Company's gross profit was $54.6 million, or 10.1% of net sales, for the first quarter of 2014, compared to $96.8 million, or 16.7%, of net sales, in 2013. Income from operations was $0.3 million for the first quarter of 2014, compared to $47.9 million in 2013. Net loss was $5.1 million for the first quarter of 2014, compared to net income of $19.4 million in 2013. Basic income per share was $.04 in the first quarter of 2014, compared to $.38 in 2013. Gross profit and income from operations decreased primarily as a result of a large decrease in demand for earthmoving/construction products for the mining industry, which remains in a cyclical downturn. Generally, there are higher margins associated with the larger, more complex mining tires. As a consequence, this drove a significant decrease in gross profit due to selling price reductions, mix erosion and lost leverage on lower sales.

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

Inventories
Inventories are valued at lower of cost or market. At March 31, 2014, approximately 13% of the Company's inventories were valued under the last-in, first-out (LIFO) method. The majority of steel material inventory and related work-in-process and finished goods are accounted for under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. Market value is estimated based on current selling prices. Estimated provisions are established for slow-moving and obsolete inventory.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries. During the first three months of 2014, the Company contributed cash funds of $1.0 million to its pension plans. Titan expects to contribute approximately $4.8 million to these pension plans during the remainder of 2014. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 27 to the Company's financial statements on Form 10-K for the fiscal year ended December 31, 2013.

Product Warranties
The Company provides limited warranties on workmanship of its products in all market segments. The majority of the Company's products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. Actual warranty expense may differ from historical experience. The Company's warranty accrual was $32.9 million at March 31, 2014, and $33.1 million at December 31, 2013.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Highlights for the three months ended March 31, 2014, compared to 2013 (amounts in thousands):

	Three months ended
	March 31,
	2014	2013
Net sales	$538,940	$578,387
Cost of sales	484,390	481,636
Gross profit	54,550	96,751
Gross profit percentage	10.1%	16.7%

Net Sales
Net sales for the quarter ended March 31, 2014, were $538.9 million compared to $578.4 million in 2013, a decrease of 7%. Sales increased approximately 5% from the inclusion of the recently acquired Voltyre-Prom facility which recorded $29.6 million in sales. Volume increased 4% primarily as the result of increased consumer sales at overseas facilities. The increase in net sales was offset by a price/mix reduction which resulted largely from decreased demand for larger products used in the mining industry that decreased sales approximately 14%, and unfavorable currency translation which decreased sales by approximately 2%.

Cost of Sales and Gross Profit
Cost of sales was $484.4 million for the quarter ended March 31, 2014, compared to $481.6 million in 2013. Gross profit for the first quarter of 2014 was $54.6 million, or 10.1% of net sales, compared to $96.8 million, or 16.7% of net sales for the first quarter of 2013. Gross profit decreased primarily as a result of a large decrease in demand for earthmoving/construction products for the mining industry, which remains in a cyclical downturn. Generally, there are higher margins associated with the larger, more complex mining tires. As a consequence, this drove a significant decrease in gross profit due to selling price reductions, mix erosion and lost leverage on lower sales.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):

	Three months ended
	March 31,
	2014	2013
Selling, general and administrative	$46,835	$42,443
Percentage of net sales	8.7%	7.3%

Selling, general and administrative (SG&A) expenses for the first quarter of 2014 were $46.8 million, or 8.7% of net sales, compared to $42.4 million, or 7.3% of net sales, for 2013.  The higher SG&A expenses were primarily the result of approximately $5 million of SG&A expenses at recently acquired facilities. The increase in SG&A as a percentage of sales was primarily the result of higher SG&A percentages at recently acquired facilities.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):

	Three months ended
	March 31,
	2014	2013
Research and development	$3,710	$2,702
Percentage of net sales	0.7%	0.5%

Research and development (R&D) expenses for the first quarter of 2014 were $3.7 million, or 0.7% of net sales, compared to $2.7 million, or 0.5% of net sales, for 2013. Increased R&D for tire testing for the U.S. tire facilities of approximately $1 million contributed to the increase.

Royalty Expense
Royalty expense was as follows (amounts in thousands):

	Three months ended
	March 31,
	2014	2013
Royalty expense	$3,741	$3,723

The Company has a trademark license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain tires in North America and Latin America under the Goodyear name.  The North American and Latin American farm tire royalties were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition. In May 2012, the Company and Goodyear entered into an agreement under which Titan will sell certain non-farm tire products directly to third party customers and pay a royalty to Goodyear. Royalty expenses were $3.7 million for each of the quarters ended March 31, 2014 and 2013, respectively.

Income from Operations
Income from operations was as follows (amounts in thousands):

	Three months ended
	March 31,
	2014	2013
Income from operations	$264	$47,883
Percentage of net sales	—%	8.3%

Income from operations for the first quarter of 2014, was $0.3 million, or 0.0% of net sales, compared to $47.9 million, or 8.3% of net sales, in 2013.  This decrease was the net result of the items previously discussed.

Interest Expense
Interest expense was as follows (amounts in thousands):

	Three months ended
	March 31,
	2014	2013
Interest expense	$9,259	$10,441

Interest expense was $9.3 million and $10.4 million for the quarters ended March 31, 2014, and 2013, respectively. Interest expense for the first quarter of 2014 decreased primarily as a result of decreased debt balances at Titan Europe.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Convertible Debt Conversion Charge
Convertible debt conversion charge was as follows (amounts in thousands):

	Three months ended
	March 31,
	2014	2013
Convertible debt conversion charge	$—	$7,273

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

Other Income
Other income was as follows (amounts in thousands):

	Three months ended
	March 31,
	2014	2013
Other income	$516	$1,419

Other income was $0.5 million for the quarter ended March 31, 2014, as compared to other income of $1.4 million in 2013.  For the quarter ended March 31, 2014, the Company recorded discount amortization on prepaid royalty of $0.8 million, Wheels India Limited equity gain of $0.4 million, and interest income of $0.4 million, offset by currency exchange loss of $1.7 million. For the first quarter of 2013, the Company recorded income of $0.9 million in discount amortization on prepaid royalty.

Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes was as follows (amounts in thousands):

	Three months ended
	March 31,
	2014	2013
Provision (benefit) for income taxes	$(3,351)	$12,199

The Company recorded a benefit for income taxes of $3.4 million for the quarter ended March 31, 2014, as compared to income tax expense of $12.2 million in 2013.   The Company's effective income tax rate was 40% and 39% for the three months ended March 31, 2014 and 2013, respectively. The Company's 2014 income tax benefit and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of state income tax expense, unrecognized tax benefits, foreign earnings, and domestic production activities deduction.

The Company's 2013 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of state income tax expense, expense for unrecognized tax benefits, foreign earnings, domestic production activities deduction, and tax deductible expenses related to the convertible bond repurchase.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Net Income (Loss)
Net income (loss) was as follows (amounts in thousands):

	Three months ended
	March 31,
	2014	2013
Net income (loss)	$(5,128)	$19,389

Net loss for the first quarter of March 31, 2014, was $(5.1) million, compared to net income of $19.4 million in 2013. For the quarters ended March 31, 2014 and 2013, basic earnings per share were $.04 and $.38, respectively, and diluted earnings per share were $.04 and $.34, respectively. The Company's net income and earnings per share were lower due to the items previously discussed.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	Three months ended
	March 31,
	2014	2013
Net sales	$317,166	$310,553
Gross profit	47,265	54,070
Income from operations	30,541	41,615

Net sales in the agricultural market were $317.2 million for the quarter ended March 31, 2014, as compared to $310.6 million in 2013, an increase of 2%. Sales increased approximately 8% from the inclusion of recently acquired entities. The sales increase was offset by a decrease in sales volume of approximately 2%, a price/mix reduction that decreased sales approximately 2%, and unfavorable currency translation which decreased sales by approximately 2%.

Gross profit in the agricultural market was $47.3 million for the quarter ended March 31, 2014, as compared to $54.1 million in 2013.  Income from operations in the agricultural market was $30.5 million for the quarter ended March 31, 2014, as compared to $41.6 million in 2013.  The Company's gross profit, as a percentage of net sales, and income from operations decreased as a result of the initial lower margin at the newly acquired Voltyre-Prom facility.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):

	Three months ended
	March 31,
	2014	2013
Net sales	$152,940	$209,616
Gross profit	3,798	37,495
Income (loss) from operations	(11,094)	20,679

The Company's earthmoving/construction market net sales were $152.9 million for the quarter ended March 31, 2014, as compared to $209.6 million in 2013, a decrease of 27%. Sales increased approximately 2% from the inclusion of recently acquired entities and 1% for currency translation. These increases in net sales were offset by a price/mix reduction which resulted largely from decreased demand for larger products used in the mining industry that decreased sales approximately 30%.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Gross profit in the earthmoving/construction market was $3.8 million for the quarter ended March 31, 2014, as compared to $37.5 million in 2013. The Company's earthmoving/construction market loss from operations was $11.1 million for the quarter ended March 31, 2014, as compared to income from operations of $20.7 million in 2013. Gross profit decreased primarily as a result of a large decrease in demand for earthmoving/construction products for the mining industry, which has entered a cyclical downturn. As a result of the size and complexity, these larger products generally provide higher margin, thus decreasing the gross profit percentage.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	Three months ended
	March 31,
	2014	2013
Net sales	$68,834	$58,218
Gross profit	4,082	6,147
Income (loss) from operations	(1,560)	3,142

Consumer market net sales were $68.8 million for quarter ended March 31, 2014, as compared to $58.2 million in 2013. Sales in the consumer market increased primarily as the result of increased consumer sales at overseas facilities.

Gross profit from the consumer market was $4.1 million for the quarter ended March 31, 2014, as compared to $6.1 million in 2013. Consumer market loss from operations was $1.6 million for the quarter ended March 31, 2014, as compared to income from operations of $3.1 million in 2013.

Segment Summary (Amounts in thousands)

Three months ended March 31, 2014	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$317,166	$152,940	$68,834	$—	$538,940
Gross profit (loss)	47,265	3,798	4,082	(595)	54,550
Income (loss) from operations	30,541	(11,094)	(1,560)	(17,623)	264
Three months ended March 31, 2013
Net sales	$310,553	209,616	$58,218	$—	$578,387
Gross profit (loss)	54,070	37,495	6,147	(961)	96,751
Income (loss) from operations	41,615	20,679	3,142	(17,553)	47,883

Corporate Expenses

Income from operations on a segment basis does not include corporate expenses totaling $17.6 million for the quarter ended March 31, 2014, as compared to $17.6 million for 2013.

Corporate expenses for the first quarter of 2014 were composed of selling and marketing expenses of approximately $9 million and administrative expenses of approximately $9 million.

Corporate expenses for the first quarter of 2013 were composed of selling and marketing expenses of approximately $8 million and administrative expenses of approximately $10 million.

Corporate selling & marketing expenses were approximately $1 million higher in the first quarter of 2014 primarily due to increased information technology expenses. Corporate administrative expenses were approximately $1 million lower for the first quarter of 2014 primarily as the result of lower group insurance expenses that were recorded on corporate entities.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

MARKET RISK SENSITIVE INSTRUMENTS
The Company's risks related to foreign currencies, commodity prices and interest rates are consistent with those for 2013. For more information, see the “Market Risk Sensitive Instruments” discussion in the Company's Form 10-K for the fiscal year ended December 31, 2013.

PENSIONS
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. These plans are described in Note 27 of the Company's Notes to Consolidated Financial Statements in the 2013 Annual Report on Form 10-K.

The Company's recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined by the Company with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. Titan expects to contribute approximately $4.8 million to these pension plans during the remainder of 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of March 31, 2014, the Company had $200.1 million of cash within various bank accounts.

(amounts in thousands)	March 31,	December 31,
	2014	2013	Change
Cash	$200,094	$189,360	$10,734

The cash balance increased by $10.7 million from December 31, 2013, due to the following items.

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Three months ended March 31,
	2014	2013	Change
Net income (loss)	$(5,128)	$19,389	$(24,517)
Depreciation and amortization	23,275	19,984	3,291
Convertible debt conversion charge	—	7,273	(7,273)
Deferred income tax provision	(4,912)	37	(4,949)
Accounts receivable	(61,482)	(34,978)	(26,504)
Inventories	(7,009)	(16,310)	9,301
Prepaid and other current assets	28,601	(870)	29,471
Accounts payable	34,038	33,902	136
Other current liabilities	16,141	(4,266)	20,407
Other liabilities	(1,716)	(5,139)	3,423
Other operating activities	(3,817)	2,258	(6,075)
Cash provided by operating activities	$17,991	$21,280	$(3,289)

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

In the first quarter of 2014, operating activities provided cash of $18.0 million, including an increase in accounts payable of $34.0 million and other current liabilities of $16.1 million, and a decrease in prepaid and other current assets of $28.6 million, which included a $36.0 million income tax refund received in the first quarter of 2014. Positive cash inflows were offset by an increase in accounts receivable of $61.5 million. Included in net loss of $5.1 million was $23.3 million of noncash charges for depreciation and amortization.

In the first quarter of 2013, operating activities provided cash of $21.3 million, which included net income of $19.4 million and an increase in accounts payable and other liabilities of $33.9 million. Net income included $20.0 million of noncash charges for depreciation and amortization. Positive cash inflows were offset by increases in accounts receivable and inventory of $35.0 million and $16.3 million, respectively.

Operating cash flows decreased $3.3 million when comparing the first quarter of 2014, to the first quarter of 2013. The net loss in the first quarter of 2014 was a $24.5 million decrease from the income in first quarter 2013. When comparing the first three months of 2014 to the first three months of 2013, cash flows from prepaid and other current assets and other current liabilities increased $29.5 million and $20.4 million, respectively, which was partially offset by decreased cash flows from accounts receivable of $26.5 million.

The Company's inventory and accounts receivable balances were higher at March 31, 2014, as compared to December 31, 2013. Days sales in inventory increased to 76 days at March 31, 2014, compared to 74 days at December 31, 2013. Days sales outstanding increased to 55 days at March 31, 2014, from 48 days at December 31, 2013.

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Three months ended March 31,
	2014	2013	Change
Capital expenditures	$(16,754)	$(21,174)	$4,420
Acquisitions	(12,676)	—	(12,676)
Decrease in restricted cash deposits	14,188	—	14,188
Other investing activities	3,278	(219)	3,497
Cash used for investing activities	$(11,964)	$(21,393)	$9,429

Net cash used for investing activities was $12.0 million in the first quarter of 2014, as compared to $21.4 million in the first quarter of 2013. The Company invested a total of $16.8 million in capital expenditures in the first quarter of 2014, compared to $21.2 million in 2013. The 2014 and 2013 expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan's existing business and maintaining existing equipment. Cash used for acquisitions of $12.7 million represents additional ownership percentage of Voltyre-Prom, which also decreased restricted cash deposits of $14.2 million in the first quarter of 2014.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Three months ended March 31,
	2014	2013	Change
Proceeds from borrowings	$—	$345,313	$(345,313)
Term loan borrowing	6,945	10,818	(3,873)
Proceeds from exercise of stock options	20	739	(719)
Convertible note conversion	—	(14,090)	14,090
Payment of financing fees	(33)	(5,064)	5,031
Payment on debt	(4,248)	(18,059)	13,811
Excess tax benefit from stock options exercised	(2)	(29)	27
Dividends paid	(268)	(243)	(25)
Cash provided by financing activities	$2,414	$319,385	$(316,971)

In the first quarter of 2014, $2.4 million of cash was provided by financing activities. This cash was primarily provided by term loan borrowings of $6.9 million, offset by payment on debt of $4.2 million.

In the first quarter of 2013, $319.4 million of cash was provided by financing activities. This cash was primarily provided by proceeds from the issuance of $345.3 million of additional 7.875% senior secured notes due 2017. This was partially offset by payment on debt of $18.1 million, primarily at the Company's European facilities.

Financing cash flows decreased by $317.0 million when comparing the first quarter of 2014 to 2013. This decrease was primarily the result of the additional issuance of 7.875% senior secured notes due 2017 in 2013.

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

Liquidity Outlook
At March 31, 2014, the Company had $200.1 million of cash and cash equivalents and no outstanding borrowings on the Company's $150 million credit facility. The cash and cash equivalents balance of $200.1 million includes $108.5 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. However, if foreign funds were needed for U.S. operations, the Company would be required to accrue and pay taxes to repatriate the funds.

Capital expenditures for the remainder of 2014 are forecasted to be approximately $50 million.  Cash payments for interest are currently forecasted to be approximately $30 million for the remainder of 2014 based on March 31, 2014 debt balances. The forecasted interest payments are comprised primarily of semi-annual payments of $13.3 million (paid on April 1) and $13.8 million (due October 1) for the 6.875% senior secured notes.

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

MARKET CONDITIONS AND OUTLOOK
In the first quarter of 2014, Titan experienced lower sales when compared to the sales levels in the first quarter of 2013.  The lower sales were primarily the result of decreased demand in the Company's earthmoving/construction segment for large product used in mining. This weakness is expected to continue for the remainder of 2014.

Energy, raw material and petroleum-based product costs have been volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were higher in the first quarter of 2014 when compared to the first quarter of 2013 as the result of sales at the newly acquired Voltyre Prom facility.  The increase in the global population may help grow future demand.  The gradual increase in the use of biofuels may help sustain future production.  Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving/construction market sales were significantly lower in the first quarter of 2014 when compared to the first quarter of 2013 due to weak demand for larger products used in the mining industry. This reduced demand is expected to continue for the remainder of 2014 as the mining industry continues in a cyclical downturn. Although metals, oil and gas prices may fluctuate in the short-term, in the long-term, these prices are expected to remain at levels that are attractive for continued investment, which should help support future earthmoving and mining sales.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and the on-going banking and credit issues.

CONSUMER MARKET OUTLOOK
Consumer market sales were higher in the first quarter of 2014, when compared to the first quarter of 2013. Sales in the consumer market increased primarily as the result of increased consumer sales at overseas facilities.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the Company's 2013 Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

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

Item 1A. Risk Factors

See the Company's 2013 Annual Report filed on Form 10-K (Item 1A). There has been no material change in this information.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	April 24, 2014	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN R. HRUDICKA
John R. Hrudicka
Chief Financial Officer
(Principal Financial Officer)