Form 10-Q
period 2014-06-30
TITAN INTERNATIONAL INC
filed 2014-07-24
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: June 30, 2014
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	July 21, 2014

Common stock, no par value per share	53,597,995

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$523,731	$593,291	$1,062,671	$1,171,678
Cost of sales	466,374	506,636	950,764	988,272
Mining asset impairment and inventory writedown	34,797	—	34,797	—
Gross profit	22,560	86,655	77,110	183,406
Selling, general and administrative expenses	45,008	43,653	91,843	86,096
Research and development expenses	3,189	2,801	6,899	5,503
Royalty expense	3,830	3,295	7,571	7,018
Income (loss) from operations	(29,467)	36,906	(29,203)	84,789
Interest expense	(8,926)	(13,069)	(18,185)	(23,510)
Convertible debt conversion charge	—	—	—	(7,273)
Gain on earthquake insurance recovery	—	22,451	—	22,451
Other income (expense)	6,335	(2,429)	6,851	(1,010)
Income (loss) before income taxes	(32,058)	43,859	(40,537)	75,447
Provision (benefit) for income taxes	(7,167)	21,003	(10,518)	33,202
Net income (loss)	(24,891)	22,856	(30,019)	42,245
Net loss attributable to noncontrolling interests	(4,380)	(361)	(11,671)	(447)
Net income (loss) attributable to Titan	$(20,511)	$23,217	$(18,348)	$42,692

Earnings (loss) per common share:
Basic	$(.38)	$.43	$(.34)	$.81
Diluted	$(.38)	$.40	$(.34)	$.74
Average common shares and equivalents outstanding:
Basic	53,486	53,426	53,478	52,625
Diluted	53,486	59,504	53,478	59,527

Dividends declared per common share:	$.005	$.005	$.010	$.010

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(All amounts in thousands)

	Three months ended
	June 30,
	2014	2013
Net income (loss)	$(24,891)	$22,856
Currency translation adjustment, net	7,826	(25,171)
Pension liability adjustments, net of tax of $123 and $586, respectively	28	1,070
Comprehensive loss	(17,037)	(1,245)
Net comprehensive loss attributable to noncontrolling interests	(1,062)	(3,167)
Comprehensive income (loss) attributable to Titan	$(15,975)	$1,922

	Six months ended
	June 30,
	2014	2013
Net income (loss)	$(30,019)	$42,245
Unrealized loss on investments, net of tax of $0 and $0, respectively	—	(3)
Currency translation adjustment, net	8,214	(25,367)
Pension liability adjustments, net of tax of $506 and $1,113, respectively	745	2,021
Comprehensive income (loss)	(21,060)	18,896
Net comprehensive loss attributable to noncontrolling interests	(13,245)	(3,158)
Comprehensive income (loss) attributable to Titan	$(7,815)	$22,054

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except share data)

	June 30,	December 31,
Assets	2014	2013
Current assets
Cash and cash equivalents	$162,954	$189,360
Restricted cash	—	14,268
Accounts receivable, net	302,504	263,053
Inventories	386,700	384,920
Deferred income taxes	41,707	41,931
Prepaid and other current assets	80,552	114,346
Total current assets	974,417	1,007,878
Property, plant and equipment, net	604,017	638,807
Goodwill	42,899	42,075
Deferred income taxes	6,837	2,772
Other assets	134,340	129,699
Total assets	$1,762,510	$1,821,231
Liabilities and Equity
Current liabilities
Short-term debt	$26,498	$75,061
Accounts payable	200,548	176,719
Deferred income taxes	4,084	3,525
Other current liabilities	139,463	131,266
Total current liabilities	370,593	386,571
Long-term debt	501,468	497,694
Deferred income taxes	48,706	60,985
Other long-term liabilities	76,127	77,945
Total liabilities	996,894	1,023,195
Equity
Titan stockholders' equity
Common stock (no par, 120,000,000 shares authorized, 55,253,092 issued)	—	—
Additional paid-in capital	560,916	558,637
Retained earnings	188,657	207,541
Treasury stock (at cost, 1,665,188 and 1,692,220 shares, respectively)	(15,343)	(15,586)
Treasury stock reserved for deferred compensation	(1,075)	(1,075)
Accumulated other comprehensive loss	(52,414)	(61,794)
Total Titan stockholders’ equity	680,741	687,723
Noncontrolling interests	84,875	110,313
Total equity	765,616	798,036
Total liabilities and equity	$1,762,510	$1,821,231

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2014	53,560,872	$558,637	$207,541	$(15,586)	$(1,075)	$(61,794)	$687,723	$110,313	$798,036
Net loss			(18,348)				(18,348)	(11,671)	(30,019)
Currency translation adjustment						9,788	9,788	(1,574)	8,214
Pension liability adjustments, net of tax						745	745		745
Dividends on common stock			(536)				(536)		(536)
Exercise of stock options	8,971	60		81			141		141
Acquisition of additional interest		(49)				(1,153)	(1,202)	(12,193)	(13,395)
Stock-based compensation		2,143					2,143		2,143
Tax benefit related to stock-based compensation		(45)					(45)		(45)
Issuance of treasury stock under 401(k) plan	18,061	170		162			332		332
Balance June 30, 2014	53,587,904	$560,916	$188,657	$(15,343)	$(1,075)	$(52,414)	$680,741	$84,875	$765,616

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2014	2013
Net income (loss)	$(30,019)	$42,245
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	46,815	40,031
Amortization of debt premium	—	(1,202)
Mining asset impairment	23,242	—
Mining inventory writedown	11,555	—
Deferred income tax provision	(18,269)	9,213
Convertible debt conversion charge	—	7,273
Gain on earthquake insurance recovery	—	(22,451)
Stock-based compensation	2,143	2,800
Excess tax benefit from stock options exercised	45	42
Insurance proceeds	—	35,808
Issuance of treasury stock under 401(k) plan	332	326
(Increase) decrease in assets:
Accounts receivable	(28,989)	(48,349)
Inventories	(3,046)	(14,599)
Prepaid and other current assets	36,061	(15,634)
Other assets	(4,050)	4,818
Increase (decrease) in liabilities:
Accounts payable	15,017	42,014
Other current liabilities	4,937	(402)
Other liabilities	(12,719)	4,677
Net cash provided by operating activities	43,055	86,610
Cash flows from investing activities:
Capital expenditures	(30,883)	(36,068)
Acquisition of additional interest	(13,395)	(1,671)
Additional equity investment in Wheels India	—	(8,017)
Decrease in restricted cash deposits	14,268	—
Insurance proceeds	—	2,879
Other	3,241	179
Net cash used for investing activities	(26,769)	(42,698)
Cash flows from financing activities:
Proceeds from borrowings	—	345,313
Payment on debt	(53,393)	(155,082)
Term loan borrowing	6,217	25,157
Convertible note conversion	—	(14,090)
Proceeds from exercise of stock options	141	841
Excess tax benefit from stock options exercised	(45)	(42)
Payment of financing fees	(33)	(5,452)
Dividends paid	(536)	(511)
Net cash provided by (used for) financing activities	(47,649)	196,134
Effect of exchange rate changes on cash	4,957	(4,773)
Net increase (decrease) in cash and cash equivalents	(26,406)	235,273
Cash and cash equivalents, beginning of period	189,360	189,114
Cash and cash equivalents, end of period	$162,954	$424,387

Supplemental information:
Interest paid	$20,695	$16,375
Income taxes paid	$6,454	$37,207
Noncash investing and financing information:
Issuance of common stock for convertible debt payment	$—	$45,903
See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.	ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary for a fair statement of the Company's financial position as of June 30, 2014, and the results of operations and cash flows for the three and six months ended June 30, 2014 and 2013.

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

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.875% senior secured notes due 2020 (senior secured notes due 2020) and 5.625% convertible senior subordinated notes due 2017 (convertible notes) are carried at cost of $400.0 million and $60.2 million at June 30, 2014, respectively. The fair value of the senior secured notes due 2020 at June 30, 2014, as obtained through an independent pricing source, was approximately $408.0 million.

Cash dividends
The Company declared cash dividends of $.005 and $0.010 per share of common stock for each of the three and six months ended June 30, 2014, and 2013. The second quarter 2014 cash dividend of $.005 per share of common stock was paid July 15, 2014, to stockholders of record on June 30, 2014.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

2. MINING ASSET IMPAIRMENT AND INVENTORY WRITEDOWN

In the second quarter of 2014, the Company recorded an asset impairment and inventory writedown of $23.2 million and $11.6 million, respectively. The impairment was recorded on machinery, equipment and molds used to produce giant mining tires. Mining products are included in the Company's earthmoving/construction segment. In the second quarter of 2014, several large mining equipment manufacturers significantly decreased their sales forecast for mining equipment. The Company's sales of mining product were deteriorating at an accelerated pace. Therefore, the company tested mining related assets for impairment in the second quarter of 2014. The fair value of the mining equipment was determined using a cost and market approach. The inventory writedown was to adjust the value of mining product inventory to estimated market value.

3. ACQUISITIONS

Acquisition of Voltyre-Prom
On October 4, 2013, Titan in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF) closed the acquisition of an 85% interest in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, for approximately $94.1 million, which includes the assumption of debt. Titan is acting as operating partner with responsibility for Voltyre-Prom's daily operations on behalf of the consortium of which Titan holds a 30% interest. This acquisition expanded Titan's footprint into the Commonwealth of Independent States (CIS) region. The fair value of the consideration transferred and noncontrolling interests exceeded the fair value of the identified assets acquired less liabilities assumed. Therefore, goodwill of $21.0 million was recorded on the transaction, which is not expected to be deductible for tax purposes. An initial noncontrolling interest of $14.5 million, representing the 15% not owned by the partnership, was recorded at the acquisition date. In the first half of 2014, the partnership of Titan, OEP, and RDIF purchased an additional 15% to bring the total Voltyre-Prom ownership to 100%. The Company continues to evaluate the preliminary purchase price allocation, primarily the value of certain deferred taxes and goodwill, and may revise the purchase price allocation in future periods as these estimates are finalized.

The purchase price allocation of the Voltyre-Prom acquisition consisted of the following (amounts in thousands):

	Acquisition	Additional
	Date	Purchases	Total
Cash	$80	$—	$80
Accounts receivable	5,596	—	5,596
Inventories	3,807	—	3,807
Deferred income taxes - current asset	253	—	253
Prepaid & other current assets	1,881	—	1,881
Goodwill	21,002	—	21,002
Property, plant & equipment	79,255	—	79,255
Other assets	17,615	—	17,615
Accounts payable	(715)	—	(715)
Other current liabilities	(4,152)	—	(4,152)
Deferred income taxes - noncurrent liability	(15,989)	—	(15,989)
Noncontrolling interests	(14,542)	13,395	(1,147)
Net assets acquired	$94,091	$13,395	$107,486

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

4. RESTRICTED CASH

Restricted cash consisted of the following (amounts in thousands):

	June 30, 2014	December 31, 2013
Restricted cash	$—	$14,268

At December 31, 2013, the Company had restricted cash of $14.3 million. This restricted cash was on deposit for the purchase of the remaining 15% of Voltyre-Prom. In the first half of 2014, the partnership of Titan, OEP, and RDIF purchased an additional 15% to bring the total Voltyre-Prom ownership to 100%. See note 3 for additional information.

5. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (amounts in thousands):

	June 30, 2014	December 31, 2013
Accounts receivable	$308,608	$268,340
Allowance for doubtful accounts	(6,104)	(5,287)
Accounts receivable, net	$302,504	$263,053

Accounts receivable are reduced by an allowance for doubtful accounts which is based on historical losses.

6. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	June 30, 2014	December 31, 2013
Raw material	$130,617	$130,403
Work-in-process	53,962	54,190
Finished goods	211,137	208,821
	395,716	393,414
Adjustment to LIFO basis	(9,016)	(8,494)
	$386,700	$384,920

At June 30, 2014, approximately 11% of the Company's inventories were valued under the last-in, first-out (LIFO) method. At December 31, 2013, approximately 12% of the Company's inventories were valued under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. All inventories are valued at lower of cost or market. See note 2 for additional information on the mining inventory writedown of $11.6 million recorded in the second quarter of 2014.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following (amounts in thousands):

	June 30, 2014	December 31, 2013
Land and improvements	$68,806	$67,243
Buildings and improvements	243,602	242,261
Machinery and equipment	589,188	617,709
Tools, dies and molds	106,816	112,997
Construction-in-process	51,128	42,539
	1,059,540	1,082,749
Less accumulated depreciation	(455,523)	(443,942)
	$604,017	$638,807

Depreciation on fixed assets for the six months ended June 30, 2014 and 2013, totaled $43.8 million and $37.8 million, respectively.

Included in the total building and improvements are capital leases of $5.8 million and $4.6 million at June 30, 2014, and December 31, 2013, respectively. Included in the total of machinery and equipment are capital leases of $49.8 million and $40.6 million at June 30, 2014, and December 31, 2013, respectively. Included in total tools, dies and molds are capital leases of $0.2 million at June 30, 2014. See note 2 for additional information on the mining asset impairment of $23.2 million recorded in the second quarter of 2014.

8. GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill consisted of the following (amounts in thousands):

	2014				2013
		Earthmoving/				Earthmoving/
	Agricultural	Construction	Consumer		Agricultural	Construction	Consumer
	Segment	Segment	Segment	Total	Segment	Segment	Segment	Total
Goodwill, January 1	$24,540	$14,898	$2,637	$42,075	$11,522	$13,419	$—	$24,941
Foreign currency translation	252	642	(70)	824	(993)	(1,605)	—	(2,598)
Goodwill, June 30	$24,792	$15,540	$2,567	$42,899	$10,529	$11,814	$—	$22,343

The Company reviews goodwill for impairment during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. In the second quarter of 2014, several large mining equipment manufacturers significantly decreased their sales forecast for mining equipment. The Company's sales of mining product were deteriorating at an accelerated pace. Therefore, related to the earthmoving/construction segment, the Company reviewed $12.2 million of Australia goodwill for impairment in the second quarter of 2014. The recoverability of the goodwill was evaluated by estimating future discounted cash flows. In determining the estimated future cash flows, the Company considered current and projected future levels of income as well as business trends and economic conditions. Impairment was not identified. However, the calculated excess value was less than 10% and there may be potential risk of future impairment if cash flows or other estimates would change.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The components of intangible assets consisted of the following (amounts in thousands):

	Weighted- Average Useful Lives (in Years)	June 30, 2014	December 31, 2013
Amortizable intangible assets:
Customer relationships	13.1	17,248	16,659
Patents, trademarks and other	6.3	20,148	20,561
Total at cost		37,396	37,220
Less accumulated amortization		(6,544)	(4,607)
		30,852	32,613

Amortization related to intangible assets for the six months ended June 30, 2014 and 2013, totaled $2.2 million and $1.2 million, respectively. Intangible assets are included as a component of other assets in the consolidated condensed balance sheet.

The estimated aggregate amortization expense at June 30, 2014, is as follows (amounts in thousands):

July 1 - December 31, 2014	$2,306
2015	4,219
2016	3,371
2017	3,196
2018	3,196
Thereafter	14,564
$30,852

9. WARRANTY

Changes in the warranty liability consisted of the following (amounts in thousands):

	2014	2013
Warranty liability, January 1	$33,134	$27,482
Provision for warranty liabilities	9,422	24,078
Warranty payments made	(9,975)	(17,079)
Warranty liability, June 30	$32,581	$34,481

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

10. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2014	December 31, 2013
6.875% senior secured notes due 2020	$400,000	$400,000
5.625% convertible senior subordinated notes due 2017	60,161	60,161
Titan Europe credit facilities	38,503	41,687
Other debt	26,279	67,541
Capital leases	3,023	3,366
	527,966	572,755
Less amounts due within one year	26,498	75,061
	$501,468	$497,694

Aggregate maturities of long-term debt at June 30, 2014, were as follows (amounts in thousands):

July 1 - December 31, 2014	$26,012
2015	17,123
2016	20,906
2017	61,025
2018	656
Thereafter	402,244
$527,966

6.875% senior secured notes due 2020
The Company’s 6.875% senior secured notes (senior secured notes due 2020) are due October 2020. These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport and Titan Wheel Corporation of Illinois. The Company's senior secured notes due 2020 outstanding balance was $400.0 million at June 30, 2014.

5.625% convertible senior subordinated notes due 2017
The Company’s 5.625% convertible senior subordinated notes (convertible notes) are due January 2017.   The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The Company’s convertible notes balance was $60.2 million at June 30, 2014.

Titan Europe credit facilities
The Titan Europe credit facilities contain borrowings from various institutions totaling $38.5 million at June 30, 2014. Maturity dates on this debt range from less than one year to ten years and interest rates range from 5% to 6.9%. The European facilities are secured by the assets of select European subsidiaries.

Revolving credit facility
The Company’s $150 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a December 2017 termination date and is collateralized by the accounts receivable and inventory of certain Titan domestic subsidiaries.  During the first six months of 2014 and at June 30, 2014, there were no borrowings under the credit facility.

Other debt
Brazil Other Debt
Titan Brazil has working capital loans for the Sao Paulo, Brazil manufacturing facility totaling $15.7 million at June 30, 2014.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Australia Capital Leases
Titan National Australia Holdings has capital leases totaling $1.2 million at June 30, 2014.

Titan Europe Other Debt
Titan Europe has overdraft facilities totaling $9.7 million at June 30, 2014.

Titan Europe Capital Leases
Titan Europe has capital lease obligations totaling $1.9 million at June 30, 2014.

Russia Other Debt
Voltyre-Prom has working capital loans for the Volgograd, Russia manufacturing facility totaling $0.9 million at June 30, 2014.

11. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At June 30, 2014, future minimum rental commitments under noncancellable operating leases with initial terms of at least one year were as follows (amounts in thousands):

July 1 - December 31, 2014	$4,786
2015	5,734
2016	5,567
2017	3,621
2018	2,355
Thereafter	2,893
Total future minimum lease payments	$24,956

At June 30, 2014, the Company had assets held as capital leases with a net book value of $10.7 million included in property, plant and equipment. Total future capital lease obligations relating to these leases are as follows (amounts in thousands):

July 1 - December 31, 2014	$797
2015	1,129
2016	693
2017	247
2018	82
Thereafter	75
Total future capital lease obligation payments	3,023
Less amount representing interest	(101)
Present value of future capital lease obligation payments	$2,922

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

12. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors four 401(k) retirement savings plans in the U.S. and a number of defined contribution plans at foreign subsidiaries. The Company contributed approximately $2.3 million to the pension plans during the six months ended June 30, 2014 and expects to contribute approximately $3.6 million to the pension plans during the remainder of 2014.

The components of net periodic pension cost consisted of the following (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$193	$214	$402	$386
Interest cost	1,426	1,350	2,847	2,704
Expected return on assets	(1,501)	(1,396)	(3,003)	(2,792)
Amortization of unrecognized prior service cost	34	34	68	68
Amortization of net unrecognized loss	758	1,317	1,516	2,635
Net periodic pension cost	$910	$1,519	$1,830	$3,001

13. VARIABLE INTEREST ENTITIES

The Company holds a variable interest in three joint ventures for which the Company is the primary beneficiary. Two of the joint ventures operate distribution facilities which primarily distribute mining products. One of these facilities is located in Canada and the other is located in Australia. The Company’s variable interest in these joint ventures relates to sales of Titan product to these entities, consigned inventory and working capital loans. The third joint venture is the consortium which owns Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia. Titan is acting as operating partner with responsibility for Voltyre-Prom’s daily operations. The Company has also provided working capital loans to Voltyre-Prom.

As the primary beneficiary of these variable interest entities (VIEs), the entities’ assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in “Net loss attributable to noncontrolling interests” in the consolidated condensed statements of operations and “Noncontrolling interests” in the consolidated condensed balance sheets.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table summarizes the carrying amount of the entities’ assets and liabilities included in the Company’s consolidated condensed balance sheets at June 30, 2014 and December 31, 2013 (amounts in thousands):

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$11,784	$17,106
Inventory	21,958	33,406
Other current assets	18,950	17,000
Goodwill	20,020	20,601
Property, plant and equipment, net	66,492	76,060
Other noncurrent assets	15,052	16,673
Total assets	154,256	180,846

Current liabilities	15,663	23,816
Noncurrent liabilities	13,576	15,818
Total liabilities	29,239	39,634

All assets in the above table can only be used to settle obligations of the consolidated VIE. Liabilities are nonrecourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

14. ROYALTY EXPENSE

The Company has a trademark license agreement with Goodyear to manufacture and sell certain tires in North America and Latin America under the Goodyear name.  The North American and Latin American farm tire royalties were prepaid for seven years as part of the 2011 Goodyear Latin American farm tire acquisition. In May 2012, the Company and Goodyear entered into an agreement under which Titan will sell certain non-farm tire products directly to third party customers and pay a royalty to Goodyear. Royalty expenses recorded were $3.8 million and $3.3 million for the quarters ended June 30, 2014 and 2013, respectively. Royalty expenses were $7.6 million and $7.0 million for the six months ended June 30, 2014 and 2013, respectively.

15. OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Currency exchange gain (loss)	$3,747	$(6,111)	$2,050	$(6,654)
Other income	787	681	1,250	1,331
Discount amortization on prepaid royalty	756	787	1,530	1,703
Wheels India Limited equity income	532	460	950	275
Interest income	288	1,530	640	1,931
Building rental income	225	224	431	404
	$6,335	$(2,429)	$6,851	$(1,010)

The Company's investment in Wheels India Limited decreased from 41.7% to 34.2% during the first quarter of 2014 due to an equity offering by Wheels India Limited.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

16. GAIN ON EARTHQUAKE INSURANCE RECOVERY

Gain on earthquake insurance recovery consisted of the following (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Gain on earthquake insurance recovery	$—	$22,451	$—	$22,451

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

17. INCOME TAXES

The Company recorded income tax benefit of $(7.2) million and $(10.5) million for the three and six months ended June 30, 2014, respectively, as compared to income tax expense of $21.0 million and $33.2 million for the three and six months ended June 30, 2013. The Company's effective income tax rate was 26% and 44% for the six months ended June 30, 2014 and 2013, respectively.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

18. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended
	June 30, 2014			June 30, 2013
	Titan Net loss	Weighted- average shares	Per share amount	Titan Net income	Weighted- average shares	Per share amount
Basic earnings per share	$(20,511)	53,486	$(0.38)	$23,217	53,426	$0.43
Effect of stock options/trusts	—	—		—	280
Effect of convertible notes	—	—		609	5,798
Diluted earnings per share	$(20,511)	53,486	$(0.38)	$23,826	59,504	$0.40

	Six months ended
	June 30, 2014			June 30, 2013
	Titan Net income	Weighted- average shares	Per share amount	Titan Net income	Weighted- average shares	Per share amount
Basic earnings per share	$(18,348)	53,478	$(0.34)	$42,692	52,625	$0.81
Effect of stock options/trusts	—	—		—	290
Effect of convertible notes	—	—		1,381	6,612
Diluted earnings per share	$(18,348)	53,478	$(0.34)	$44,073	59,527	$0.74

The effect of stock options/trusts has been excluded for the three and six months ended June 30, 2014, as the effect would have been antidilutive. The weighted average share amount excluded was 0.3 million shares.

The effect of convertible notes has been excluded for the three months and six months ended June 30, 2014, as the effect would have been antidilutive. The weighted average share amount excluded was 5.8 million shares.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

20. SEGMENT INFORMATION

The table below presents information about certain operating results of segments as reviewed by the chief executive officer of the Company for the three and six months ended June 30, 2014 and 2013 (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues from external customers
Agricultural	$285,274	$323,943	$602,440	$634,496
Earthmoving/construction	163,961	208,226	316,901	417,842
Consumer	74,496	61,122	143,330	119,340
	$523,731	$593,291	$1,062,671	$1,171,678
Gross profit
Agricultural	$42,517	$56,150	$89,782	$110,220
Earthmoving/construction	(23,255)	26,820	(19,457)	64,315
Consumer	4,114	4,331	8,196	10,478
Unallocated corporate	(816)	(646)	(1,411)	(1,607)
	$22,560	$86,655	$77,110	$183,406
Income (loss) from operations
Agricultural	$28,078	$45,686	$58,619	$87,301
Earthmoving/construction	(38,235)	8,519	(49,329)	29,198
Consumer	(1,814)	1,027	(3,374)	4,169
Unallocated corporate	(17,496)	(18,326)	(35,119)	(35,879)
Income (loss) from operations	(29,467)	36,906	(29,203)	84,789

Interest expense	(8,926)	(13,069)	(18,185)	(23,510)
Convertible debt conversion charge	—	—	—	(7,273)
Gain on earthquake insurance recovery	—	22,451	—	22,451
Other income (expense), net	6,335	(2,429)	6,851	(1,010)
Income (loss) before income taxes	$(32,058)	$43,859	$(40,537)	$75,447

Assets by segment were as follows (amounts in thousands):

	June 30, 2014	December 31, 2013
Total assets
Agricultural	$698,041	$725,032
Earthmoving/construction	676,543	749,564
Consumer	225,227	172,320
Unallocated corporate	162,699	174,315
	$1,762,510	$1,821,231

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

21. FAIR VALUE MEASUREMENTS

Accounting standards for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (amounts in thousands):

	June 30, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Contractual obligation investments	$9,332	$9,332	$—	$—	$8,723	$8,723	$—	$—
Preferred stock	250	—	—	250	250	—	—	250
Derivative financial instruments liability	(75)	—	(75)	—	(126)	—	(126)	—
Total	$9,507	$9,332	$(75)	$250	$8,847	$8,723	$(126)	$250

The following table presents the changes during the periods presented in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2013	$250
Total realized and unrealized gains and losses	—
Balance as of June 30, 2014	$250

Fair value, nonrecurring, Level 2 measurements from impairments consisted of the following (amounts in thousands):

	Fair Value		Impairment Charges
	June 30,	December 31,	Six months ended
	2014	2013	2014	2013
Property, plant and equipment	$45,189	$—	$23,242	$—

The fair value measurements and impairment charges shown above pertain to assets used to produce giant mining tires for the mining industry. See note 2 for additional information.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

22. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the chief executive officer of the Company.  The related party is Mr. Fred Taylor and is Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blackstone OTR, LLC; FBT Enterprises; Green Carbon, INC; and OTR Wheel Engineering.  Sales of Titan products to these companies were approximately $0.8 million and $1.4 million for the three and six months ended June 30, 2014, respectively, as compared to $0.8 million and $1.4 million for the three and six months ended June 30, 2013. Titan had trade receivables due from these companies of approximately $0.2 million at June 30, 2014, and December 31, 2013, respectively.  On other sales referred to Titan from the above manufacturing representative companies, commissions were approximately $0.6 million and $1.3 million for the three and six months ended June 30, 2014, respectively, as compared to $0.6 million and $1.3 million for the three and six months ended June 30, 2013. Titan had purchases from these companies of approximately $4.1 million and $4.8 million for the three and six months ended June 30, 2014, respectively.

The Company has a 34.2% equity stake in Wheels India Limited, a company incorporated in India and listed on the National Stock Exchange in India. The Company had trade payables due to Wheels India of approximately $0.0 million and $0.3 million at June 30, 2014, and December 31, 2013, respectively.

23. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at April 1, 2014	$(36,678)	$(20,213)	$(56,891)
Other comprehensive income (loss) before
reclassifications	4,449	—	4,449
Reclassification adjustments:
Amortization of unrecognized losses and prior
service cost, net of tax of $(123)	—	28	28
Balance at June 30, 2014	$(32,229)	$(20,185)	$(52,414)

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2014	$(40,864)	$(20,930)	$(61,794)
Other comprehensive income (loss) before
reclassifications	8,635	—	8,635
Reclassification adjustments:
Amortization of unrecognized losses and prior
service cost, net of tax of $(506)	—	745	745
Balance at June 30, 2014	$(32,229)	$(20,185)	$(52,414)

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

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended June 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$244,664	$279,067	$—	$523,731
Cost of sales	303	241,915	258,953	—	501,171
Gross profit (loss)	(303)	2,749	20,114	—	22,560
Selling, general and administrative expenses	2,388	17,611	25,009	—	45,008
Research and development expenses	72	1,214	1,903	—	3,189
Royalty expense	—	1,926	1,904	—	3,830
Loss from operations	(2,763)	(18,002)	(8,702)	—	(29,467)
Interest expense	(8,255)	—	(671)	—	(8,926)
Intercompany interest income (expense)	1,618	—	(1,618)	—	—
Other income	1,192	103	5,040	—	6,335
Loss before income taxes	(8,208)	(17,899)	(5,951)	—	(32,058)
Benefit for income taxes	69	(6,437)	(799)	—	(7,167)
Equity in earnings of subsidiaries	(16,614)	—	(18,004)	34,618	—
Net income (loss)	(24,891)	(11,462)	(23,156)	34,618	(24,891)
Net loss noncontrolling interests	—	—	(4,380)	—	(4,380)
Net income (loss) attributable to Titan	$(24,891)	$(11,462)	$(18,776)	$34,618	$(20,511)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended June 30, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$323,482	$269,809	$—	$593,291
Cost of sales	277	261,789	244,570	—	506,636
Gross profit (loss)	(277)	61,693	25,239	—	86,655
Selling, general and administrative expenses	2,130	20,300	21,223	—	43,653
Research and development expenses	(28)	1,400	1,429	—	2,801
Royalty expense	—	1,850	1,445	—	3,295
Income (loss) from operations	(2,379)	38,143	1,142	—	36,906
Interest expense	(10,833)	—	(2,236)	—	(13,069)
Gain on earthquake insurance recovery	—	—	22,451	—	22,451
Intercompany interest income (expense)	2,192	—	(2,192)	—	—
Other income (expense)	904	2	(3,335)	—	(2,429)
Income (loss) before income taxes	(10,116)	38,145	15,830	—	43,859
Provision for income taxes	6,491	13,637	875	—	21,003
Equity in earnings of subsidiaries	39,463	—	14,892	(54,355)	—
Net income (loss)	22,856	24,508	29,847	(54,355)	22,856
Net loss noncontrolling interests	—	—	(361)	—	(361)
Net income (loss) attributable to Titan	$22,856	$24,508	$30,208	$(54,355)	$23,217

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Six Months Ended June 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$508,622	$554,049	$—	$1,062,671
Cost of sales	513	470,154	514,894	—	985,561
Gross profit (loss)	(513)	38,468	39,155	—	77,110
Selling, general and administrative expenses	4,032	36,601	51,210	—	91,843
Research and development expenses	72	3,367	3,460	—	6,899
Royalty expense	—	3,774	3,797	—	7,571
Loss from operations	(4,617)	(5,274)	(19,312)	—	(29,203)
Interest expense	(16,517)	—	(1,668)	—	(18,185)
Intercompany interest income (expense)	3,302	—	(3,302)	—	—
Other income	1,534	48	5,269	—	6,851
Loss before income taxes	(16,298)	(5,226)	(19,013)	—	(40,537)
Benefit for income taxes	(5,971)	(1,627)	(2,920)	—	(10,518)
Equity in earnings of subsidiaries	(19,692)	—	(18,881)	38,573	—
Net income (loss)	(30,019)	(3,599)	(34,974)	38,573	(30,019)
Net loss noncontrolling interests	—	—	(11,671)	—	(11,671)
Net income (loss) attributable to Titan	$(30,019)	$(3,599)	$(23,303)	$38,573	$(18,348)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Six Months Ended June 30, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$647,376	$524,302	$—	$1,171,678
Cost of sales	667	518,015	469,590	—	988,272
Gross profit (loss)	(667)	129,361	54,712	—	183,406
Selling, general and administrative expenses	4,447	38,124	43,525	—	86,096
Research and development expenses	(18)	2,713	2,808	—	5,503
Royalty expense	—	3,628	3,390	—	7,018
Income (loss) from operations	(5,096)	84,896	4,989	—	84,789
Interest expense	(18,564)	—	(4,946)	—	(23,510)
Convertible debt conversion charge	(7,273)	—	—	—	(7,273)
Gain on earthquake insurance recovery	—	—	22,451	—	22,451
Intercompany interest income (expense)	2,689	—	(2,689)	—	—
Other income (expense)	1,548	26	(2,584)	—	(1,010)
Income (loss) before income taxes	(26,696)	84,922	17,221	—	75,447
Provision (benefit) for income taxes	(1,844)	30,590	4,456	—	33,202
Equity in earnings of subsidiaries	67,097	—	33,524	(100,621)	—
Net income (loss)	42,245	54,332	46,289	(100,621)	42,245
Net loss noncontrolling interests	—	—	(447)	—	(447)
Net income (loss) attributable to Titan	$42,245	$54,332	$46,736	$(100,621)	$42,692

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Three Months Ended June 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(24,891)	$(11,462)	$(23,156)	$34,618	$(24,891)
Currency translation adjustment, net	7,826	—	7,826	(7,826)	7,826
Pension liability adjustments, net of tax	28	450	(422)	(28)	28
Comprehensive income (loss)	(17,037)	(11,012)	(15,752)	26,764	(17,037)
Net comprehensive loss attributable to noncontrolling interests	—	—	(1,062)	—	(1,062)
Comprehensive income (loss) attributable to Titan	$(17,037)	$(11,012)	$(14,690)	$26,764	$(15,975)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Three Months Ended June 30, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$22,856	$24,508	$29,847	$(54,355)	$22,856
Currency translation adjustment, net	(25,171)	—	(25,171)	25,171	(25,171)
Pension liability adjustments, net of tax	1,070	781	289	(1,070)	1,070
Comprehensive income (loss)	(1,245)	25,289	4,965	(30,254)	(1,245)
Net comprehensive income attributable to noncontrolling interests	—	—	(3,167)	—	(3,167)
Comprehensive income (loss) attributable to Titan	$(1,245)	$25,289	$8,132	$(30,254)	$1,922

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Six Months Ended June 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(30,019)	$(3,599)	$(34,974)	$38,573	$(30,019)
Currency translation adjustment, net	8,214	—	8,214	(8,214)	8,214
Pension liability adjustments, net of tax	745	900	(155)	(745)	745
Comprehensive income (loss)	(21,060)	(2,699)	(26,915)	29,614	(21,060)
Net comprehensive loss attributable to noncontrolling interests	—	—	(13,245)	—	(13,245)
Comprehensive income (loss) attributable to Titan	$(21,060)	$(2,699)	$(13,670)	$29,614	$(7,815)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income For the Six Months Ended June 30, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$42,245	$54,332	$46,289	$(100,621)	$42,245
Unrealized gain (loss) on investments, net of tax	(3)	—	(3)	3	(3)
Currency translation adjustment, net	(25,367)	—	(25,367)	25,367	(25,367)
Pension liability adjustments, net of tax	2,021	1,562	459	(2,021)	2,021
Comprehensive income (loss)	18,896	55,894	21,378	(77,272)	18,896
Net comprehensive loss attributable to noncontrolling interests	—	—	(3,158)	—	(3,158)
Comprehensive income (loss) attributable to Titan	$18,896	$55,894	$24,536	$(77,272)	$22,054

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets June 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$91,778	$5	$71,171	$—	$162,954
Accounts receivable, net	—	112,903	189,601	—	302,504
Inventories	—	114,696	272,004	—	386,700
Prepaid and other current assets	35,499	28,138	58,622	—	122,259
Total current assets	127,277	255,742	591,398	—	974,417
Property, plant and equipment, net	8,085	172,248	423,684	—	604,017
Investment in subsidiaries	887,704	—	122,182	(1,009,886)	—
Other assets	36,778	357	146,941	—	184,076
Total assets	$1,059,844	$428,347	$1,284,205	$(1,009,886)	$1,762,510
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$26,498	$—	$26,498
Accounts payable	320	15,694	184,534	—	200,548
Other current liabilities	22,860	50,198	70,489	—	143,547
Total current liabilities	23,180	65,892	281,521	—	370,593
Long-term debt	460,161	—	41,307	—	501,468
Other long-term liabilities	31,401	13,841	79,591	—	124,833
Intercompany accounts	(135,639)	(155,584)	291,223	—	—
Titan stockholders' equity	680,741	504,198	505,688	(1,009,886)	680,741
Noncontrolling interests	—	—	84,875	—	84,875
Total liabilities and stockholders’ equity	$1,059,844	$428,347	$1,284,205	$(1,009,886)	$1,762,510

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$81,472	$4	$107,884	$—	$189,360
Restricted cash	—	—	14,268	—	14,268
Accounts receivable, net	—	89,259	173,794	—	263,053
Inventories	—	129,113	255,807	—	384,920
Prepaid and other current assets	80,876	20,416	54,985	—	156,277
Total current assets	162,348	238,792	606,738	—	1,007,878
Property, plant and equipment, net	9,885	206,928	421,994	—	638,807
Investment in subsidiaries	884,222	—	141,752	(1,025,974)	—
Other assets	34,259	387	139,900	—	174,546
Total assets	$1,090,714	$446,107	$1,310,384	$(1,025,974)	$1,821,231
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$75,061	$—	$75,061
Accounts payable	368	12,525	163,826	—	176,719
Other current liabilities	15,278	58,001	61,512	—	134,791
Total current liabilities	15,646	70,526	300,399	—	386,571
Long-term debt	460,161	—	37,533	—	497,694
Other long-term liabilities	40,658	15,571	82,701	—	138,930
Intercompany accounts	(113,474)	(147,529)	261,003	—	—
Titan stockholders' equity	687,723	507,539	518,435	(1,025,974)	687,723
Noncontrolling interests	—	—	110,313	—	110,313
Total liabilities and stockholders’ equity	$1,090,714	$446,107	$1,310,384	$(1,025,974)	$1,821,231

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Six Months Ended June 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$11,495	$4,430	$27,130	$43,055
Cash flows from investing activities:
Capital expenditures	(667)	(4,770)	(25,446)	(30,883)
Acquisition of additional interest	(49)	—	(13,346)	(13,395)
Decrease in restricted cash deposits	—	—	14,268	14,268
Other, net	—	341	2,900	3,241
Net cash used for investing activities	(716)	(4,429)	(21,624)	(26,769)
Cash flows from financing activities:
Payment on debt	—	—	(53,393)	(53,393)
Term loan borrowing	—	—	6,217	6,217
Proceeds from exercise of stock options	141	—	—	141
Excess tax benefit from stock options exercised	(45)	—	—	(45)
Payment of financing fees	(33)	—	—	(33)
Dividends paid	(536)	—	—	(536)
Net cash used for financing activities	(473)	—	(47,176)	(47,649)
Effect of exchange rate change on cash	—	—	4,957	4,957
Net increase (decrease) in cash and cash equivalents	10,306	1	(36,713)	(26,406)
Cash and cash equivalents, beginning of period	81,472	4	107,884	189,360
Cash and cash equivalents, end of period	$91,778	$5	$71,171	$162,954

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Six Months Ended June 30, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(100,008)	$15,562	$171,056	$86,610
Cash flows from investing activities:
Capital expenditures	(3,189)	(15,564)	(17,315)	(36,068)
Acquisitions, net of cash acquired	—	—	(1,671)	(1,671)
Additional equity investment in Wheels India	—	—	(8,017)	(8,017)
Insurance Proceeds	—	—	2,879	2,879
Other, net	—	2	177	179
Net cash used for investing activities	(3,189)	(15,562)	(23,947)	(42,698)
Cash flows from financing activities:
Proceeds from borrowings	345,313	—	—	345,313
Payment on debt	—	—	(155,082)	(155,082)
Term loan borrowing	—	—	25,157	25,157
Convertible note conversion	(14,090)	—	—	(14,090)
Proceeds from exercise of stock options	841	—	—	841
Excess tax benefit from stock options exercised	(42)	—	—	(42)
Payment of financing fees	(5,452)	—	—	(5,452)
Dividends paid	(511)	—	—	(511)
Net cash provided by (used for) financing activities	326,059	—	(129,925)	196,134
Effect of exchange rate change on cash	—	—	(4,773)	(4,773)
Net increase in cash and cash equivalents	222,862	—	12,411	235,273
Cash and cash equivalents, beginning of period	103,154	4	85,956	189,114
Cash and cash equivalents, end of period	$326,016	$4	$98,367	$424,387
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

Actual results could differ materially from these forward-looking statements as a result of certain factors, including:

•	The effect of a recession on the Company and its customers and suppliers

•	Changes in the Company’s end-user markets as a result of world economic or regulatory influences

•	Changes in the marketplace, including new products and pricing changes by the Company’s competitors

•	Ability to maintain satisfactory labor relations

•	Unfavorable outcomes of legal proceedings

•	Availability and price of raw materials

•	Levels of operating efficiencies

•	Unfavorable product liability and warranty claims

•	Actions of domestic and foreign governments

•	Geopolitical uncertainties relating to Russia could have a negative impact on the Company's sales and results of operations at the recently acquired Voltyre-Prom business

•	Results of investments

•	Fluctuations in currency translations

•	Climate change and related laws and regulations

•	Risks associated with environmental laws and regulations
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

The table provides highlights for the quarter ended June 30, 2014, compared to 2013 (amounts in thousands):

	2014	2013	% Decrease
Net sales	$523,731	$593,291	(12)%
Gross profit	22,560	86,655	(74)%
Income (loss) from operations	(29,467)	36,906	(180)%
Net income (loss)	(24,891)	22,856	(209)%

Quarter: The Company recorded sales of $523.7 million for the second quarter of 2014, which were 12% lower than the second quarter 2013 sales of $593.3 million. The lower sales levels were primarily the result of decreased demand in the mining industry and reduced demand for larger products used in the agricultural market.

The Company's gross profit was $22.6 million, or 4.3% of net sales, for the second quarter of 2014, compared to $86.7 million, or 14.6% of net sales, in 2013. Loss from operations was $29.5 million for the second quarter of 2014, compared to income from operations of $36.9 million in 2013. Net loss was $24.9 million for the second quarter of 2014, compared to net income of $22.9 million in 2013. Basic loss per share was $(.38) in the second quarter of 2014, compared to earnings per share of $.43 in 2013. Gross profit and income from operations decreased primarily as a result of a significant decrease in demand for our products used in the mining industry. Generally, there are higher margins associated with the larger, more complex mining tires. As a consequence, this drove additional erosion in gross profit due to price reductions and reduced leverage/productivity on lower sales. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded an inventory writedown of $11.6 million to adjust the value of mining product inventory to estimated market value. Decreased demand for larger products used in the agricultural market also had a negative impact on gross profit and income from operations. Net income and earnings per share for the second quarter of 2013 were positively affected by the gain on earthquake insurance recovery of $22.5 million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The table provides highlights for six months ended June 30, 2014, compared to 2013 (amounts in thousands):

	2014	2013	% Decrease
Net sales	$1,062,671	$1,171,678	(9)%
Gross profit	77,110	183,406	(58)%
Income (loss) from operations	(29,203)	84,789	(134)%
Net income (loss)	(30,019)	42,245	(171)%

Year-to-date: The Company recorded sales of $1,062.7 million for the six months ended June 30, 2014, which were 9% lower than the six months ended June 30, 2013 sales of $1,171.7 million. The lower sales levels were primarily the result of decreased demand in the mining industry and reduced demand for larger products used in the agricultural market.

The Company's gross profit was $77.1 million, or 7.3% of net sales, for the six months ended June 30, 2014, compared to $183.4 million, or 15.7% of net sales, in 2013. Loss from operations was $29.2 million for the six months ended June 30, 2014, compared to income from operations of $84.8 million in 2013. Net loss was $30.0 million for the six months ended June 30, 2014, compared to net income of $42.2 million in 2013. Basic loss per share was $(.34) in the six months ended June 30, 2014, compared to income per share of $.81 in 2013. Gross profit and income from operations decreased primarily as a result of a significant decrease in demand for our products used in the mining industry. Generally, there are higher margins associated with the larger, more complex mining tires. As a consequence, this drove additional erosion in gross profit due to price reductions and reduced leverage/productivity on lower sales. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded an inventory writedown of $11.6 million to adjust the value of mining product inventory to estimated market value. Decreased demand for larger products used in the agricultural market also had a negative impact on gross profit and income from operations. Net income and earnings per share for the six months ended June 30, 2013 were positively affected by the gain on earthquake insurance recovery of $22.5 million.

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

Inventories
Inventories are valued at lower of cost or market. At June 30, 2014, approximately 11% of the Company's inventories were valued under the last-in, first-out (LIFO) method. The majority of steel material inventory and related work-in-process and finished goods are accounted for under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. Market value is estimated based on current selling prices. Estimated provisions are established for slow-moving and obsolete inventory.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Impairment of Goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. In the second quarter of 2014, several large mining equipment manufacturers significantly decreased their sales forecast for mining equipment. The Company's sales of mining product were deteriorating at an accelerated pace. Therefore, related to the earthmoving/construction segment, the Company reviewed $12.2 million of Australia goodwill for impairment in the second quarter of 2014. The recoverability of the goodwill was evaluated by estimating future discounted cash flows. In determining the estimated future cash flows, the Company considered current and projected future levels of income as well as business trends and economic conditions. Impairment was not identified. However, the calculated excess value was less than 10% and there may be potential risk of future impairment if cash flows or other estimates would change.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries. During the first six months of 2014, the Company contributed cash funds of $2.3 million to its pension plans. Titan expects to contribute approximately $3.6 million to these pension plans during the remainder of 2014. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 27 to the Company's financial statements on Form 10-K for the fiscal year ended December 31, 2013.

Product Warranties
The Company provides limited warranties on workmanship of its products in all market segments. The majority of the Company's products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. Actual warranty expense may differ from historical experience. The Company's warranty accrual was $32.6 million at June 30, 2014, and $33.1 million at December 31, 2013.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Highlights for the three and six months ended June 30, 2014, compared to 2013 (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$523,731	$593,291	$1,062,671	$1,171,678
Cost of sales	466,374	506,636	950,764	988,272
Mining asset impairment and inventory writedown	34,797	—	34,797	—
Gross profit	22,560	86,655	77,110	183,406
Gross profit percentage	4.3%	14.6%	7.3%	15.7%

Net Sales
Quarter: Net sales for the quarter ended June 30, 2014, were $523.7 million compared to $593.3 million in 2013, a decrease of 12%. Sales decreased 14% as the result of price/mix reductions driven from decreased demand for our products used in the mining industry and larger agricultural products. In addition, overall volume decreased 2%. The decrease in net sales was offset by the inclusion of the recently acquired Voltyre-Prom business which recorded $25.0 million in sales, and increased sales 4%.

Year-to-date: Net sales for the six months ended June 30, 2014, were $1,062.7 million compared to $1,171.7 million in 2013, a decrease of 9%. Sales decreased 13% as the result of price/mix reductions driven from decreased demand for our products used in the mining industry and larger agricultural products. Unfavorable currency translation decreased sales by 1%. The decrease in net sales was offset by the inclusion of the recently acquired Voltyre-Prom business which recorded $54.6 million in sales, and increased sales 5%. Volume was flat.

Cost of Sales, Mining Asset Impairment, Mining Inventory Writedown and Gross Profit
Quarter: Cost of sales was $466.4 million for the quarter ended June 30, 2014, compared to $506.6 million in 2013. Gross profit for the second quarter of 2014 was $22.6 million, or 4.3% of net sales, compared to $86.7 million, or 14.6% of net sales for the second quarter of 2013. Gross profit and income from operations decreased primarily as a result of a significant decrease in demand for our products used in the mining industry. Generally, there are higher margins associated with the larger, more complex mining tires. As a consequence, this drove additional erosion in gross profit due to price reductions and reduced leverage/productivity on lower sales. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded an inventory writedown of $11.6 million to adjust the value of mining product inventory to estimated market value. Decreased demand for larger products used in the agricultural market also had a negative impact on gross profit.

Year-to-date: Cost of sales was $950.8 million for the six months ended June 30, 2014, compared to $988.3 million in 2013. Gross profit for the six months ended June 30, 2014, was $77.1 million or 7.3% of net sales, compared to $183.4 million, or 15.7% of net sales in 2013. Gross profit and income from operations decreased primarily as a result of a significant decrease in demand for our products used in the mining industry. Generally, there are higher margins associated with the larger, more complex mining tires. As a consequence, this drove additional erosion in gross profit due to price reductions and reduced leverage/productivity on lower sales. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded an inventory writedown of $11.6 million to adjust the value of mining product inventory to estimated market value. Decreased demand for larger products used in the agricultural market also had a negative impact on gross profit.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Selling, general and administrative	$45,008	$43,653	$91,843	$86,096
Percentage of net sales	8.6%	7.4%	8.6%	7.3%

Quarter: Selling, general and administrative (SG&A) expenses for the second quarter of 2014 were $45.0 million, or 8.6% of net sales, compared to $43.7 million, or 7.4% of net sales, for 2013.  The higher SG&A expenses were primarily the result of approximately $4 million of SG&A expenses at recently acquired facilities, offset by a decrease in incentive compensation and a reduction of bad debt expense. The increase in SG&A as a percentage of sales was primarily the result of higher SG&A percentages at recently acquired facilities.

Year-to-date: Selling, general and administrative (SG&A) expenses for the six months ended June 30, 2014 were $91.8 million, or 8.6% of net sales, compared to $86.1 million, or 7.3% of net sales, for 2013.  The higher SG&A expenses were primarily the result of approximately $9 million of SG&A expenses at recently acquired facilities, offset by a decrease in incentive compensation and a reduction of bad debt expense. The increase in SG&A as a percentage of sales was primarily the result of higher SG&A percentages at recently acquired facilities.

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Research and development	$3,189	$2,801	$6,899	$5,503
Percentage of net sales	0.6%	0.5%	0.6%	0.5%

Quarter: Research and development (R&D) expenses for the second quarter of 2014 were $3.2 million, or 0.6% of net sales, compared to $2.8 million, or 0.5% of net sales, for 2013.

Year-to-date: Expenses for R&D were $6.9 million, or 0.6% of net sales for the six months ended June 30, 2014, compared to $5.5 million, or 0.5% of net sales, for 2013. Increased R&D for tire testing for the U.S. tire facilities of approximately $1 million contributed to the increase.

Royalty Expense
Royalty expense was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Royalty expense	$3,830	$3,295	$7,571	$7,018

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Quarter: Royalty expenses were $3.8 million and $3.3 million for the quarters ended June 30, 2014 and 2013, respectively. As sales subject to the license agreement increased in the second quarter of 2014, the Company's royalty expense increased accordingly.

Year-to-date: Year-to-date royalty expenses recorded were $7.6 million and $7.0 million for the six months ended June 30, 2014 and 2013, respectively. As sales subject to the license agreement increased in the first half of 2014, the Company's royalty expense increased accordingly.

Income (Loss) from Operations
Income (loss) from operations was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Income (loss) from operations	$(29,467)	$36,906	$(29,203)	$84,789
Percentage of net sales	(5.6)%	6.2%	(2.7)%	7.2%

Quarter: Loss from operations for the second quarter of 2014, was $(29.5) million, or (5.6)% of net sales, compared to income of $36.9 million, or 6.2% of net sales, in 2013.  This decrease was the net result of the items previously discussed.

Year-to-date: Loss from operations for the six months ended June 30, 2014, was $(29.2) million, or (2.7)% of net sales, compared to income of $84.8 million, or 7.2% of net sales, in 2013.  This decrease was the net result of the items previously discussed.

Interest Expense
Interest expense was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest expense	$8,926	$13,069	$18,185	$23,510

Quarter: Interest expense was $8.9 million and $13.1 million for the quarters ended June 30, 2014, and 2013, respectively. Interest expense for the second quarter of 2014 decreased primarily as a result of the repurchase of the 7.875% senior secured notes in the fourth quarter of 2013, and decreased debt balances at Titan Europe.

Year-to-date: Year-to-date interest expense was $18.2 million and $23.5 million for the six months ended June 30, 2014, and 2013, respectively. Interest expense for the first half of 2014 decreased primarily as a result of the repurchase of the 7.875% senior secured notes in the fourth quarter of 2013, and decreased debt balances at Titan Europe.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Convertible Debt Conversion Charge
Convertible debt conversion charge was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Convertible debt conversion charge	$—	$—	$—	$7,273

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

Gain on Earthquake Insurance Recovery
Gain on earthquake insurance recovery (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Gain on earthquake insurance recovery	$—	$22,451	$—	$22,451

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

Other Income (Expense)
Other income (expense) was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Other income (expense)	$6,335	$(2,429)	$6,851	$(1,010)

Quarter: Other income was $6.3 million for the quarter ended June 30, 2014, as compared to other expense of $2.4 million in 2013.  For the quarter ended June 30, 2014, the Company recorded currency exchange income of $3.7 million, discount amortization on prepaid royalty of $0.8 million, and Wheels India Limited equity income of $0.5 million. The Company recorded currency exchange loss of $6.1 million, offset by interest income of $1.5 million and $0.8 million in discount amortization on prepaid royalty for the quarter ended June 30, 2013.

Year-to-date: Other income was $6.9 million for the six months ended June 30, 2014, as compared to other expense of $1.0 million in 2013.  For the six months ended June 30, 2014, the Company recorded currency exchange income of $2.1 million, discount amortization on prepaid royalty of $1.5 million, Wheels India Limited equity income of $1.0 million, and interest income of $0.6 million. The Company recorded currency exchange loss of $6.7 million, offset by interest income of $1.9 million and $1.7 million in discount amortization on prepaid royalty for the first half of 2013.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Provision (benefit) for income taxes	$(7,167)	$21,003	$(10,518)	$33,202

Quarter: The Company recorded a benefit for income taxes of $(7.2) million for the quarter ended June 30, 2014, as compared to income tax expense of $21.0 million in 2013.   The Company's effective income tax rate was 22% and 48% for the three months ended June 30, 2014 and 2013, respectively.

Year-to-date: The Company recorded a benefit for income taxes of $(10.5) million for the six months ended June 30, 2014, as compared to income tax expense of $33.2 million in 2013.   The Company's effective income tax rate was 26% and 44% for the six months ended June 30, 2014 and 2013, respectively.

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

Net Income (Loss)
Net income (loss) was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$(24,891)	$22,856	$(30,019)	$42,245

Quarter: Net loss for the second quarter of June 30, 2014, was $24.9 million, compared to net income of $22.9 million in 2013. For the quarters ended June 30, 2014 and 2013, basic earnings per share were $(.38) and $.43, respectively, and diluted earnings per share were $(.38) and $.40, respectively. The Company's net income and earnings per share were lower due to the items previously discussed.

Year-to-date: Net loss for the six months ended June 30, 2014, was $30.0 million, compared to net income of $42.2 million in 2013. For the six months ended June 30, 2014 and 2013, basic earnings per share were $(.34) and $.81, respectively, and diluted earnings per share were $(.34) and $.74, respectively. The Company's net income and earnings per share were lower due to the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$285,274	$323,943	$602,440	$634,496
Gross profit	42,517	56,150	89,782	110,220
Income from operations	28,078	45,686	58,619	87,301

Quarter: Net sales in the agricultural market were $285.3 million for the quarter ended June 30, 2014, as compared to $323.9 million in 2013, a decrease of 12%. Sales volume decreased 13% primarily from reduced demand for larger agricultural products; also contributing to a 4% sales reduction associated with the price/mix impact. The decrease in net sales was offset by the inclusion of the recently acquired Voltyre-Prom business that increased sales 5%.

Gross profit in the agricultural market was $42.5 million for the quarter ended June 30, 2014, as compared to $56.2 million in 2013.  Income from operations in the agricultural market was $28.1 million for the quarter ended June 30, 2014, as compared to $45.7 million in 2013.  The Company's gross profit, as a percentage of net sales, and income from operations decreased as a result of the initial lower margin at the recently acquired Voltyre-Prom business. Lower demand for larger products used in the agricultural market also had a negative impact on gross profit.

Year-to-date: Net sales in the agricultural market were $602.4 million for the six months ended June 30, 2014, as compared to $634.5 million in 2013, a decrease of 5%. Sales volume decreased 7% from reduced demand for larger agricultural products; also contributing to a 3% sales reduction associated with the price/mix impact. Unfavorable currency translation decreased sales by 1%. The decrease in net sales was offset by the inclusion of the recently acquired Voltyre-Prom business that increased sales 6%.

Gross profit in the agricultural market was $89.8 million for the six months ended June 30, 2014, as compared to $110.2 million in 2013.  Income from operations in the agricultural market was $58.6 million for the six months ended June 30, 2014, as compared to $87.3 million in 2013.  The Company's gross profit, as a percentage of net sales, and income from operations decreased as a result of the initial lower margin at the recently acquired Voltyre-Prom business. Lower demand for larger products used in the agricultural market also had a negative impact on gross profit.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$163,961	$208,226	$316,901	$417,842
Gross profit (loss)	(23,255)	26,820	(19,457)	64,315
Income (loss) from operations	(38,235)	8,519	(49,329)	29,198

Quarter: The Company's earthmoving/construction market net sales were $164.0 million for the quarter ended June 30, 2014, as compared to $208.2 million in 2013, a decrease of 21%. Sales decreased 32% as the result of price/mix reductions which resulted primarily from reduced demand for our products used in the mining industry. The decrease in net sales was offset by increases in: volume of 7% primarily from increases in construction products; inclusion of recently acquired Voltyre-Prom business of 2%; and favorable currency translation of 2%.

Gross profit in the earthmoving/construction market was $(23.3) million for the quarter ended June 30, 2014, as compared to$26.8 million in 2013. The Company's earthmoving/construction market loss from operations was $(38.2) million for the quarter ended June 30, 2014, as compared to income from operations of $8.5 million in 2013. Gross profit and income from operations decreased primarily as a result of a significant decrease in demand for our products used in the mining industry. Generally, there are higher margins associated with the larger, more complex mining tires. As a consequence, this drove additional erosion in gross profit due to price reductions and reduced leverage/productivity on lower sales. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded an inventory writedown of $11.6 million to adjust the value of mining product inventory to estimated market value.

Year-to-date: The Company's earthmoving/construction market net sales were $316.9 million for the six months ended June 30, 2014, as compared to $417.8 million in 2013, a decrease of 24%. Sales decreased 31% as the result of price/mix reductions which resulted largely from reduced demand for larger products used in the mining industry. The decrease in net sales was offset by increases in: volume of 4% primarily from increases in construction products; inclusion of recently acquired Voltyre-Prom business of 2%; and favorable currency translation of 1%.

Gross profit in the earthmoving/construction market was $(19.5) million for the six months ended June 30, 2014, as compared to $64.3 million in 2013. The Company's earthmoving/construction market loss from operations was $(49.3) million for the six months ended June 30, 2014, as compared to income from operations of $29.2 million in 2013. Gross profit and income from operations decreased primarily as a result of a significant decrease in demand for our products used in the mining industry. Generally, there are higher margins associated with the larger, more complex mining tires. As a consequence, this drove additional erosion in gross profit due to price reductions and reduced leverage/productivity on lower sales. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded an inventory writedown of $11.6 million to adjust the value of mining product inventory to estimated market value.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$74,496	$61,122	$143,330	$119,340
Gross profit	4,114	4,331	8,196	10,478
Income (loss) from operations	(1,814)	1,027	(3,374)	4,169

Quarter: Consumer market net sales were $74.5 million for quarter ended June 30, 2014, as compared to $61.1 million in 2013. Sales in the consumer market increased primarily as the result of increased consumer sales at overseas facilities.

Gross profit from the consumer market was $4.1 million for the quarter ended June 30, 2014, as compared to $4.3 million in 2013. Consumer market loss from operations was $(1.8) million for the quarter ended June 30, 2014, as compared to income from operations of $1.0 million in 2013.

Year-to-date: Consumer market net sales were $143.3 million for the six months ended June 30, 2014, as compared to $119.3 million in 2013. Sales in the consumer market increased primarily as the result of increased consumer sales at overseas facilities.

Gross profit from the consumer market was $8.2 million for the quarter ended June 30, 2014, as compared to $10.5 million in 2013. Consumer market loss from operations was $(3.4) million for the quarter ended June 30, 2014, as compared to income from operations of $4.2 million in 2013.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Segment Summary (Amounts in thousands)

Quarter

Three months ended June 30, 2014	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$285,274	$163,961	$74,496	$—	$523,731
Gross profit (loss)	42,517	(23,255)	4,114	(816)	22,560
Income (loss) from operations	28,078	(38,235)	(1,814)	(17,496)	(29,467)
Three months ended June 30, 2013
Net sales	$323,943	208,226	$61,122	$—	$593,291
Gross profit (loss)	56,150	26,820	4,331	(646)	86,655
Income (loss) from operations	45,686	8,519	1,027	(18,326)	36,906

Year-to-Date

Six months ended June 30, 2014	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$602,440	$316,901	$143,330	$—	$1,062,671
Gross profit (loss)	89,782	(19,457)	8,196	(1,411)	77,110
Income (loss) from operations	58,619	(49,329)	(3,374)	(35,119)	(29,203)
Six months ended June 30, 2013
Net sales	$634,496	417,842	$119,340	$—	$1,171,678
Gross profit (loss)	110,220	64,315	10,478	(1,607)	183,406
Income (loss) from operations	87,301	29,198	4,169	(35,879)	84,789

Corporate Expenses

Quarter: Income from operations on a segment basis does not include corporate expenses totaling $17.5 million for the quarter ended June 30, 2014, as compared to $18.3 million for 2013. Corporate expenses were composed of selling and marketing expenses of approximately $8 million and $8 million for the second quarter of 2014 and 2013, respectively, and administrative expenses of approximately $10 million and $11 million for the second quarter of 2014 and 2013, respectively. Corporate administrative expenses were approximately $1 million lower for the second quarter of 2014 primarily due to a decrease in incentive compensation and lower group insurance expenses that were recorded on corporate entities.

Year-to-date: Income from operations on a segment basis does not include corporate expenses totaling $35.1 million for the six months ended June 30, 2014, as compared to $35.9 million for 2013. Corporate expenses were composed of selling and marketing expenses of approximately $17 million and $16 million for the six months ended June 30, 2014, and 2013, respectively; and administrative expenses of approximately $18 million and $20 million for the six months ended June 30, 2014, and 2013, respectively. Corporate selling & marketing expenses were approximately $1 million higher for the six months ended June 30, 2014 primarily due to increased information technology expenses. Corporate administrative expenses were approximately $2 million lower for the six months ended June 30, 2014 primarily due to a decrease in incentive compensation and lower group insurance expenses that were recorded on corporate entities.

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

The Company's recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined by the Company with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. Titan expects to contribute approximately $3.6 million to these pension plans during the remainder of 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of June 30, 2014, the Company had $163.0 million of cash within various bank accounts.

(amounts in thousands)	June 30,	December 31,
	2014	2013	Change
Cash	$162,954	$189,360	$(26,406)

The cash balance decreased by $26.4 million from December 31, 2013, due to the following items.

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Six months ended June 30,
	2014	2013	Change
Net income (loss)	$(30,019)	$42,245	$(72,264)
Depreciation and amortization	46,815	40,031	6,784
Mining asset impairment	23,242	—	23,242
Mining inventory writedown	11,555	—	11,555
Convertible debt conversion charge	—	7,273	(7,273)
Gain on earthquake insurance recovery	—	(22,451)	22,451
Insurance proceeds	—	35,808	(35,808)
Deferred income tax provision	(18,269)	9,213	(27,482)
Accounts receivable	(28,989)	(48,349)	19,360
Inventories	(3,046)	(14,599)	11,553
Prepaid and other current assets	36,061	(15,634)	51,695
Accounts payable	15,017	42,014	(26,997)
Other current liabilities	4,937	(402)	5,339
Other liabilities	(12,719)	4,677	(17,396)
Other operating activities	(1,530)	6,784	(8,314)
Cash provided by operating activities	$43,055	$86,610	$(43,555)

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

In the first six months of 2014, operating activities provided cash of $43.1 million, including an increase in accounts payable of $15.0 million and a decrease in prepaid and other current assets of $36.1 million, which included a $36.0 million income tax refund received in the first quarter of 2014. Positive cash inflows were offset by an increase in accounts receivable of $29.0 million. Included in net loss of $30.0 million were noncash charges for depreciation and amortization of $46.8 million, mining asset impairment charge of $23.2 million, and mining inventory writedown of $11.6 million.

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

Operating cash flows decreased $43.6 million when comparing the first six months of 2014, to the first six months of 2013. The net loss in the first six months of 2014 was a $72.3 million decrease from the income in first six months of 2013. When comparing the first six months of 2014 to the first six months of 2013, cash flows from prepaid and other current assets increased $51.7 million, which was partially offset by decreased cash flows from accounts payable of $27.0 million.

The Company's inventory and accounts receivable balances were higher at June 30, 2014, as compared to December 31, 2013. Days sales in inventory increased to 75 days at June 30, 2014, compared to 74 days at December 31, 2013. Days sales outstanding increased to 52 days at June 30, 2014, from 48 days at December 31, 2013.

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Six months ended June 30,
	2014	2013	Change
Capital expenditures	$(30,883)	$(36,068)	$5,185
Acquisitions	(13,395)	(1,671)	(11,724)
Additional equity investment in Wheels India	—	(8,017)	8,017
Decrease in restricted cash deposits	14,268	—	14,268
Other investing activities	3,241	3,058	183
Cash used for investing activities	$(26,769)	$(42,698)	$15,929

Net cash used for investing activities was $26.8 million in the first six months of 2014, as compared to $42.7 million in the first six months of 2013. The Company invested a total of $30.9 million in capital expenditures in the first six months of 2014, compared to $36.1 million in 2013. The 2014 and 2013 expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan's existing business and maintaining existing equipment. Cash used for acquisitions of $13.4 million represents additional ownership percentage of Voltyre-Prom, which also decreased restricted cash deposits of $14.3 million in the first six months of 2014.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Six months ended June 30,
	2014	2013	Change
Proceeds from borrowings	$—	$345,313	$(345,313)
Term loan borrowing	6,217	25,157	(18,940)
Proceeds from exercise of stock options	141	841	(700)
Convertible note conversion	—	(14,090)	14,090
Payment of financing fees	(33)	(5,452)	5,419
Payment on debt	(53,393)	(155,082)	101,689
Excess tax benefit from stock options exercised	(45)	(42)	(3)
Dividends paid	(536)	(511)	(25)
Cash provided by (used for) financing activities	$(47,649)	$196,134	$(243,783)

In the first six months of 2014, $47.6 million of cash was used for financing activities. This cash was primarily used for payment of debt of $53.4 million, partially offset by term loan borrowings of $6.2 million.

In the first six months of 2013, $196.1 million of cash was provided by financing activities. This cash was primarily provided by proceeds from the issuance of $345.3 million of additional 7.875% senior secured notes due 2017. This was partially offset by payment on debt of $155.1 million, primarily at the Company's European facilities.

Financing cash flows decreased by $243.8 million when comparing the first six months of 2014 to 2013. This decrease was primarily the result of the additional issuance of 7.875% senior secured notes due 2017 in 2013.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity Outlook
At June 30, 2014, the Company had $163.0 million of cash and cash equivalents and no outstanding borrowings on the Company's $150 million credit facility. The cash and cash equivalents balance of $163.0 million includes $70.6 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. However, if foreign funds were needed for U.S. operations, the Company would be required to accrue and pay taxes to repatriate the funds.

Capital expenditures for the remainder of 2014 are forecasted to be approximately $36 million to $40 million.  Cash payments for interest are currently forecasted to be approximately $16 million for the remainder of 2014 based on June 30, 2014 debt balances. The forecasted interest payments are comprised primarily of a semi-annual payment of $13.8 million for the 6.875% senior secured notes due on October 1.

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

MARKET CONDITIONS AND OUTLOOK
In the first half of 2014, Titan experienced lower sales when compared to the sales levels in the first half of 2013.  The lower sales were primarily the result of decreased demand in the earthmoving/construction segment primarily for products used in the mining industry. The weakness in mining is expected to continue for the remainder of 2014. Decreased demand for larger products used in the agricultural market also contributed to the lower sales levels.

Energy, raw material and petroleum-based product costs have been volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were lower in the first half of 2014 when compared to the first half of 2013 due to decreased demand for larger products used in the agricultural market, partially offset by sales at the recently acquired Voltyre-Prom business.  Farm net income is expected to be less in 2014 due to lower grain prices and rising input cost for seed, chemicals and fuel. Lower income levels are putting pressure on the demand for large farm equipment. In addition, large equipment sales have deteriorated significantly after a robust cycle in recent years. The mix shift to lower horsepower tractors has a negative impact on revenue and margin performance. Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving/construction market sales were significantly lower in the first half of 2014 when compared to the first half of 2013 due to weak demand in the mining industry. This reduced demand is expected to continue for the remainder of 2014 as the mining industry continues in a downturn. Demand for small construction equipment used in the housing and commercial construction sectors is showing signs of recovery. Although metals, oil and gas prices may fluctuate in the short-term, in the long-term, these prices are expected to remain at levels that are attractive for continued investment, which should help support future earthmoving and mining sales.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and the on-going banking and credit issues.

CONSUMER MARKET OUTLOOK
Consumer market sales were higher in the first half of 2014, when compared to the first half of 2013. Sales in the consumer market increased primarily as the result of increased consumer sales at overseas facilities.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	July 24, 2014	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN HRUDICKA
John Hrudicka
Chief Financial Officer
(Principal Financial Officer)