Form 10-Q
period 2014-09-30
TITAN INTERNATIONAL INC
filed 2014-10-28
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: September 30, 2014
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	October 20, 2014

Common stock, no par value per share	53,609,778

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$449,579	$497,510	$1,512,250	$1,669,188
Cost of sales	404,280	435,004	1,355,044	1,423,276
Mining asset impairment and inventory writedown	—	—	34,797	—
Gross profit	45,299	62,506	122,409	245,912
Selling, general and administrative expenses	41,276	38,731	133,119	124,827
Research and development expenses	2,862	2,778	9,761	8,281
Royalty expense	3,675	3,942	11,246	10,960
Income (loss) from operations	(2,514)	17,055	(31,717)	101,844
Interest expense	(8,951)	(12,414)	(27,136)	(35,924)
Convertible debt conversion charge	—	—	—	(7,273)
Gain on earthquake insurance recovery	—	—	—	22,451
Other income (expense)	(10,679)	8,722	(3,828)	7,712
Income (loss) before income taxes	(22,144)	13,363	(62,681)	88,810
Provision (benefit) for income taxes	(5,127)	5,711	(15,645)	38,913
Net income (loss)	(17,017)	7,652	(47,036)	49,897
Net loss attributable to noncontrolling interests	(7,950)	(441)	(19,621)	(888)
Net income (loss) attributable to Titan	$(9,067)	$8,093	$(27,415)	$50,785

Earnings (loss) per common share:
Basic	$(.17)	$.15	$(.51)	$.96
Diluted	$(.17)	$.15	$(.51)	$.89
Average common shares and equivalents outstanding:
Basic	53,497	53,440	53,484	52,900
Diluted	53,497	59,391	53,484	59,444

Dividends declared per common share:	$.005	$.005	$.015	$.015

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	September 30,
	2014	2013
Net income (loss)	$(17,017)	$7,652
Currency translation adjustment, net	(40,174)	854
Pension liability adjustments, net of tax of $126 and $557, respectively	42	969
Comprehensive income (loss)	(57,149)	9,475
Net comprehensive loss attributable to noncontrolling interests	(17,002)	(85)
Comprehensive income (loss) attributable to Titan	$(40,147)	$9,560

	Nine months ended
	September 30,
	2014	2013
Net income (loss)	$(47,036)	$49,897
Unrealized loss on investments, net of tax of $0 and $0, respectively	—	(3)
Currency translation adjustment, net	(31,960)	(24,513)
Pension liability adjustments, net of tax of $632 and $1,670, respectively	787	2,990
Comprehensive income (loss)	(78,209)	28,371
Net comprehensive loss attributable to noncontrolling interests	(30,247)	(3,243)
Comprehensive income (loss) attributable to Titan	$(47,962)	$31,614

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except share data)

	September 30,	December 31,
Assets	2014	2013
Current assets
Cash and cash equivalents	$180,271	$189,360
Restricted cash	—	14,268
Accounts receivable, net	248,331	263,053
Inventories	375,267	384,920
Deferred income taxes	41,813	41,931
Prepaid and other current assets	91,447	114,346
Total current assets	937,129	1,007,878
Property, plant and equipment, net	566,643	638,807
Goodwill	38,082	42,075
Deferred income taxes	4,747	2,772
Other assets	126,351	129,699
Total assets	$1,672,952	$1,821,231
Liabilities and Equity
Current liabilities
Short-term debt	$24,768	$75,061
Accounts payable	169,439	176,719
Deferred income taxes	3,758	3,525
Other current liabilities	137,849	131,266
Total current liabilities	335,814	386,571
Long-term debt	501,276	497,694
Deferred income taxes	44,712	60,985
Other long-term liabilities	81,763	77,945
Total liabilities	963,565	1,023,195
Equity
Titan stockholders' equity
Common stock (no par, 120,000,000 shares authorized, 55,253,092 issued)	—	—
Additional paid-in capital	562,014	558,637
Retained earnings	179,322	207,541
Treasury stock (at cost, 1,655,097 and 1,692,220 shares, respectively)	(15,253)	(15,586)
Treasury stock reserved for deferred compensation	(1,075)	(1,075)
Accumulated other comprehensive loss	(83,494)	(61,794)
Total Titan stockholders’ equity	641,514	687,723
Noncontrolling interests	67,873	110,313
Total equity	709,387	798,036
Total liabilities and equity	$1,672,952	$1,821,231

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2014	53,560,872	$558,637	$207,541	$(15,586)	$(1,075)	$(61,794)	$687,723	$110,313	$798,036
Net loss			(27,415)				(27,415)	(19,621)	(47,036)
Currency translation adjustment						(21,334)	(21,334)	(10,626)	(31,960)
Pension liability adjustments, net of tax						787	787		787
Dividends on common stock			(804)				(804)		(804)
Exercise of stock options	8,971	60		81			141		141
Acquisition of additional interest		(49)				(1,153)	(1,202)	(12,193)	(13,395)
Stock-based compensation		3,165					3,165		3,165
Tax benefit related to stock-based compensation		(51)					(51)		(51)
Issuance of treasury stock under 401(k) plan	28,152	252		252			504		504
Balance September 30, 2014	53,597,995	$562,014	$179,322	$(15,253)	$(1,075)	$(83,494)	$641,514	$67,873	$709,387

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2014	2013
Net income (loss)	$(47,036)	$49,897
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	67,789	56,333
Amortization of debt premium	—	(2,185)
Mining asset impairment	23,242	—
Mining inventory writedown	11,555	—
Deferred income tax provision	(15,218)	(6,860)
Convertible debt conversion charge	—	7,273
Gain on earthquake insurance recovery	—	(22,451)
Stock-based compensation	3,165	3,727
Excess tax benefit from stock options exercised	51	46
Insurance proceeds	—	35,808
Issuance of treasury stock under 401(k) plan	504	497
(Increase) decrease in assets:
Accounts receivable	13,636	(1,022)
Inventories	(6,057)	(18,599)
Prepaid and other current assets	21,923	(24,687)
Other assets	(3,549)	5,924
Increase (decrease) in liabilities:
Accounts payable	(5,457)	23,302
Other current liabilities	7,376	23,218
Other liabilities	5,423	1,968
Net cash provided by operating activities	77,347	132,189
Cash flows from investing activities:
Capital expenditures	(46,329)	(54,956)
Acquisition of additional interest	(13,395)	(1,670)
Additional equity investment in Wheels India	—	(8,017)
Decrease in restricted cash deposits	14,268	—
Insurance proceeds	—	2,879
Other	4,610	1,342
Net cash used for investing activities	(40,846)	(60,422)
Cash flows from financing activities:
Proceeds from borrowings	—	345,313
Payment on debt	(60,359)	(162,040)
Term loan borrowing	14,914	25,880
Convertible note conversion	—	(14,090)
Proceeds from exercise of stock options	141	863
Excess tax benefit from stock options exercised	(51)	(46)
Payment of financing fees	(33)	(5,520)
Dividends paid	(804)	(778)
Net cash provided by (used for) financing activities	(46,192)	189,582
Effect of exchange rate changes on cash	602	(3,007)
Net increase (decrease) in cash and cash equivalents	(9,089)	258,342
Cash and cash equivalents, beginning of period	189,360	189,114
Cash and cash equivalents, end of period	$180,271	$447,456

Supplemental information:
Interest paid	$19,280	$18,484
Income taxes paid	$7,992	$56,523
Noncash investing and financing information:
Issuance of common stock for convertible debt payment	$—	$45,903
See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.	ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary for a fair statement of the Company's financial position as of September 30, 2014, and the results of operations and cash flows for the three and nine months ended September 30, 2014 and 2013.

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

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.875% senior secured notes due 2020 (senior secured notes due 2020) and 5.625% convertible senior subordinated notes due 2017 (convertible notes) are carried at cost of $400.0 million and $60.2 million at September 30, 2014, respectively. The fair value of the senior secured notes due 2020 at September 30, 2014, as obtained through an independent pricing source, was approximately $390.0 million.

Cash dividends
The Company declared cash dividends of $.005 and $0.015 per share of common stock for each of the three and nine months ended September 30, 2014, and 2013. The third quarter 2014 cash dividend of $.005 per share of common stock was paid October 15, 2014, to stockholders of record on September 30, 2014.

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

3. ACQUISITIONS

Acquisition of Voltyre-Prom
On October 4, 2013, Titan, in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF), closed the acquisition of an 85% interest in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, for approximately $94.1 million, which includes the assumption of debt. Titan is acting as operating partner with responsibility for Voltyre-Prom's daily operations on behalf of the consortium of which Titan holds a 30% interest. This acquisition expanded Titan's footprint into the Commonwealth of Independent States (CIS) region. The fair value of the consideration transferred and noncontrolling interests exceeded the fair value of the identified assets acquired less liabilities assumed. Therefore, goodwill of $21.0 million was recorded on the transaction, which is not expected to be deductible for tax purposes. An initial noncontrolling interest of $14.5 million, representing the 15% not owned by the partnership, was recorded at the acquisition date. In the first half of 2014, the partnership of Titan, OEP, and RDIF purchased an additional 15% to bring the total Voltyre-Prom ownership to 100%. The Company continues to evaluate the preliminary purchase price allocation, primarily the value of certain deferred taxes and goodwill, and may revise the purchase price allocation in future periods as these estimates are finalized.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

4. RESTRICTED CASH

Restricted cash consisted of the following (amounts in thousands):

	September 30, 2014	December 31, 2013
Restricted cash	$—	$14,268

At December 31, 2013, the Company had restricted cash of $14.3 million. This restricted cash was on deposit for the purchase of the remaining 15% of Voltyre-Prom. In the first half of 2014, the partnership of Titan, OEP, and RDIF purchased an additional 15% to bring the total Voltyre-Prom ownership to 100%. See note 3 for additional information.

5. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (amounts in thousands):

	September 30, 2014	December 31, 2013
Accounts receivable	$254,622	$268,340
Allowance for doubtful accounts	(6,291)	(5,287)
Accounts receivable, net	$248,331	$263,053

Accounts receivable are reduced by an allowance for doubtful accounts which is based on historical losses.

6. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	September 30, 2014	December 31, 2013
Raw material	$122,256	$130,403
Work-in-process	55,225	54,190
Finished goods	208,327	208,821
	385,808	393,414
Adjustment to LIFO basis	(10,541)	(8,494)
	$375,267	$384,920

At September 30, 2014, approximately 11% of the Company's inventories were valued under the last-in, first-out (LIFO) method. At December 31, 2013, approximately 12% of the Company's inventories were valued under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. All inventories are valued at lower of cost or market. See note 2 for additional information on the mining inventory writedown of $11.6 million recorded in the second quarter of 2014.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following (amounts in thousands):

	September 30, 2014	December 31, 2013
Land and improvements	$64,642	$67,243
Buildings and improvements	232,290	242,261
Machinery and equipment	578,312	617,709
Tools, dies and molds	104,600	112,997
Construction-in-process	48,664	42,539
	1,028,508	1,082,749
Less accumulated depreciation	(461,865)	(443,942)
	$566,643	$638,807

Depreciation on fixed assets for the nine months ended September 30, 2014 and 2013, totaled $63.3 million and $53.0 million, respectively.

Included in the total building and improvements are capital leases of $5.5 million and $4.6 million at September 30, 2014, and December 31, 2013, respectively. Included in the total of machinery and equipment are capital leases of $48.5 million and $40.6 million at September 30, 2014, and December 31, 2013, respectively. See note 2 for additional information on the mining asset impairment of $23.2 million recorded in the second quarter of 2014.

8. GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill consisted of the following (amounts in thousands):

	2014				2013
		Earthmoving/				Earthmoving/
	Agricultural	Construction	Consumer		Agricultural	Construction	Consumer
	Segment	Segment	Segment	Total	Segment	Segment	Segment	Total
Goodwill, January 1	$24,540	$14,898	$2,637	$42,075	$11,522	$13,419	$—	$24,941
Foreign currency translation	(2,777)	(770)	(446)	(3,993)	(993)	(1,605)	—	(2,598)
Goodwill, September 30	$21,763	$14,128	$2,191	$38,082	$10,529	$11,814	$—	$22,343

The Company reviews goodwill for impairment during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. In the second quarter of 2014, several large mining equipment manufacturers significantly decreased their sales forecast for mining equipment. The Company's sales of mining product were deteriorating at an accelerated pace. Therefore, related to the earthmoving/construction segment, the Company reviewed $12.2 million of Australia goodwill for impairment in the second quarter of 2014. The recoverability of the goodwill was evaluated by estimating future discounted cash flows. In determining the estimated future cash flows, the Company considered current and projected future levels of income as well as business trends and economic conditions. Impairment was not identified. However, the calculated excess value was less than 10% and there may be potential risk of future impairment if cash flows or other estimates change. No additional indicators of impairment were identified in the third quarter of 2014.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The components of intangible assets consisted of the following (amounts in thousands):

	Weighted- Average Useful Lives (in Years)	September 30, 2014	December 31, 2013
Amortizable intangible assets:
Customer relationships	12.8	15,983	16,659
Patents, trademarks and other	6.1	17,559	20,561
Total at cost		33,542	37,220
Less accumulated amortization		(6,991)	(4,607)
		26,551	32,613

Amortization related to intangible assets for the nine months ended September 30, 2014 and 2013, totaled $3.3 million and $1.7 million, respectively. Intangible assets are included as a component of other assets in the consolidated condensed balance sheet.

The estimated aggregate amortization expense at September 30, 2014, is as follows (amounts in thousands):

October 1 - December 31, 2014	$1,105
2015	3,761
2016	2,968
2017	2,813
2018	2,813
Thereafter	13,091
$26,551

9. WARRANTY

Changes in the warranty liability consisted of the following (amounts in thousands):

	2014	2013
Warranty liability, January 1	$33,134	$27,482
Provision for warranty liabilities	13,398	35,134
Warranty payments made	(15,499)	(28,049)
Warranty liability, September 30	$31,033	$34,567

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

10. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2014	December 31, 2013
6.875% senior secured notes due 2020	$400,000	$400,000
5.625% convertible senior subordinated notes due 2017	60,161	60,161
Titan Europe credit facilities	36,093	41,687
Other debt	26,777	67,541
Capital leases	3,013	3,366
	526,044	572,755
Less amounts due within one year	24,768	75,061
	$501,276	$497,694

Aggregate maturities of long-term debt at September 30, 2014, were as follows (amounts in thousands):

October 1 - December 31, 2014	$24,304
2015	14,188
2016	23,754
2017	61,048
2018	639
Thereafter	402,111
$526,044

6.875% senior secured notes due 2020
The Company’s 6.875% senior secured notes (senior secured notes due 2020) are due October 2020. These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport and Titan Wheel Corporation of Illinois. The Company's senior secured notes due 2020 outstanding balance was $400.0 million at September 30, 2014.

5.625% convertible senior subordinated notes due 2017
The Company’s 5.625% convertible senior subordinated notes (convertible notes) are due January 2017.   The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The Company’s convertible notes balance was $60.2 million at September 30, 2014.

Titan Europe credit facilities
The Titan Europe credit facilities contain borrowings from various institutions totaling $36.1 million at September 30, 2014. Maturity dates on this debt range from less than one year to ten years and interest rates range from 5% to 6.9%. The European facilities are secured by the assets of select European subsidiaries.

Revolving credit facility
The Company’s $150 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a December 2017 termination date and is collateralized by the accounts receivable and inventory of certain Titan domestic subsidiaries.  During the first nine months of 2014 and at September 30, 2014, there were no borrowings under the credit facility.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Other debt
Brazil Other Debt
Titan Brazil has working capital loans for the Sao Paulo, Brazil manufacturing facility totaling $18.8 million at September 30, 2014.

Titan Europe Other Debt
Titan Europe has overdraft facilities totaling $8.0 million at September 30, 2014.

Titan Europe Capital Leases
Titan Europe has capital lease obligations totaling $1.6 million at September 30, 2014.

Australia Capital Leases
Titan National Australia Holdings has capital leases totaling $1.4 million at September 30, 2014.

11. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At September 30, 2014, future minimum rental commitments under noncancellable operating leases with initial terms of at least one year were as follows (amounts in thousands):

October 1 - December 31, 2014	$2,627
2015	5,709
2016	5,572
2017	3,557
2018	1,978
Thereafter	2,608
Total future minimum lease payments	$22,051

At September 30, 2014, the Company had assets held as capital leases with a net book value of $9.8 million included in property, plant and equipment. Total future capital lease obligations relating to these leases are as follows (amounts in thousands):

October 1 - December 31, 2014	$877
2015	1,074
2016	643
2017	275
2018	78
Thereafter	66
Total future capital lease obligation payments	3,013
Less amount representing interest	(89)
Present value of future capital lease obligation payments	$2,924

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

12. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors four 401(k) retirement savings plans in the U.S. and a number of defined contribution plans at foreign subsidiaries. The Company contributed approximately $3.5 million to the pension plans during the nine months ended September 30, 2014 and expects to contribute approximately $1.8 million to the pension plans during the remainder of 2014.

The components of net periodic pension cost consisted of the following (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$199	$275	$601	$665
Interest cost	1,392	1,352	4,239	4,031
Expected return on assets	(1,502)	(1,381)	(4,505)	(4,143)
Amortization of unrecognized prior service cost	34	34	102	103
Amortization of net unrecognized loss	759	1,314	2,275	3,942
Net periodic pension cost	$882	$1,594	$2,712	$4,598

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table summarizes the carrying amount of the entities’ assets and liabilities included in the Company’s consolidated condensed balance sheets at September 30, 2014 and December 31, 2013 (amounts in thousands):

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$11,009	$17,106
Inventory	20,608	33,406
Other current assets	13,167	17,000
Goodwill	17,120	20,601
Property, plant and equipment, net	53,937	76,060
Other noncurrent assets	12,377	16,673
Total assets	128,218	180,846

Current liabilities	13,199	23,816
Noncurrent liabilities	11,058	15,818
Total liabilities	24,257	39,634

All assets in the above table can only be used to settle obligations of the consolidated VIE. Liabilities are nonrecourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

14. ROYALTY EXPENSE

The Company has a trademark license agreement with Goodyear to manufacture and sell certain tires in North America and Latin America under the Goodyear name.  The North American and Latin American farm tire royalties were prepaid for seven years as part of the 2011 Goodyear Latin American farm tire acquisition. In May 2012, the Company and Goodyear entered into an agreement under which Titan will sell certain non-farm tire products directly to third party customers and pay a royalty to Goodyear. Royalty expenses recorded were $3.7 million and $3.9 million for the quarters ended September 30, 2014 and 2013, respectively. Royalty expenses were $11.2 million and $11.0 million for the nine months ended September 30, 2014 and 2013, respectively.

15. OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Wheels India Limited equity income	$1,163	$826	$2,113	$1,101
Discount amortization on prepaid royalty	699	780	2,229	2,483
Other income	404	677	1,654	2,008
Building rental income	229	167	660	571
Interest income	96	594	736	2,525
Currency exchange gain (loss)	(13,270)	5,678	(11,220)	(976)
	$(10,679)	$8,722	$(3,828)	$7,712

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

16. EARTHQUAKE INSURANCE RECOVERY AND GOVERNMENT GRANT

Gain on earthquake insurance recovery consisted of the following (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Gain on earthquake insurance recovery	$—	$—	$—	$22,451

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

In August of 2014, the Company received an $11.3 million capital grant from the Italian government for asset damages related to the earthquake. The grant was recorded as a deferred income in noncurrent liabilities which will be amortized over the life of the reconstructed building.

17. INCOME TAXES

The Company recorded income tax benefit of $(5.1) million and $(15.6) million for the three and nine months ended September 30, 2014, respectively, as compared to income tax expense of $5.7 million and $38.9 million for the three and nine months ended September 30, 2013. The Company's effective income tax rate was 25% and 44% for the nine months ended September 30, 2014 and 2013, respectively.

The Company's 2014 income tax benefit and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of state income tax expense, unrecognized tax benefits, foreign earnings, and the tax benefit related to the incremental deduction for a prior year bond repurchase premium.

The Company's 2013 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of a change in Italian law making the insurance proceeds from the earthquake non-taxable. In addition, as a result of the reassessment of the realizability of the deferred tax assets due to the Italian law change, a valuation allowance was established on the Italy net deferred tax assets. Other items contributing to the rate difference are state income tax expense, expense for unrecognized tax benefits, foreign earnings, domestic production activities deduction, and tax deductible expenses related to the convertible bond repurchase.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

18. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended
	September 30, 2014			September 30, 2013
	Titan Net loss	Weighted- average shares	Per share amount	Titan Net income	Weighted- average shares	Per share amount
Basic earnings per share	$(9,067)	53,497	$(0.17)	$8,093	53,440	$0.15
Effect of stock options/trusts	—	—		—	207
Effect of convertible notes	—	—		610	5,744
Diluted earnings per share	$(9,067)	53,497	$(0.17)	$8,703	59,391	$0.15

	Nine months ended
	September 30, 2014			September 30, 2013
	Titan Net loss	Weighted- average shares	Per share amount	Titan Net income	Weighted- average shares	Per share amount
Basic earnings per share	$(27,415)	53,484	$(0.51)	$50,785	52,900	$0.96
Effect of stock options/trusts	—	—		—	265
Effect of convertible notes	—	—		1,991	6,279
Diluted earnings per share	$(27,415)	53,484	$(0.51)	$52,776	59,444	$0.89

The effect of stock options/trusts has been excluded for the three and nine months ended September 30, 2014, as the effect would have been antidilutive. The weighted average share amount excluded was 0.2 million and 0.3 million shares for the three and nine months ended September 30, 2014, respectively.

The effect of convertible notes has been excluded for the three months and nine months ended September 30, 2014, as the effect would have been antidilutive. The weighted average share amount excluded was 5.6 million shares.

19. LITIGATION

The Company is a party to routine legal proceedings arising out of the normal course of business.  Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes at this time that none of these actions, individually or in the aggregate, will have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.  However, due to the difficult nature of predicting unresolved and future legal claims, the Company cannot anticipate or predict the material adverse effect on its consolidated financial condition, results of operations or cash flows as a result of efforts to comply with, or its liabilities pertaining to, legal judgments.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

20. SEGMENT INFORMATION

The table below presents information about certain operating results of segments as reviewed by the chief executive officer of the Company for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues from external customers
Agricultural	$227,650	$273,301	$830,090	$907,797
Earthmoving/construction	154,057	168,964	470,958	586,806
Consumer	67,872	55,245	211,202	174,585
	$449,579	$497,510	$1,512,250	$1,669,188
Gross profit
Agricultural	$30,242	$48,346	$120,024	$158,566
Earthmoving/construction	11,169	11,283	(8,288)	75,598
Consumer	4,686	3,363	12,882	13,841
Unallocated corporate	(798)	(486)	(2,209)	(2,093)
	$45,299	$62,506	$122,409	$245,912
Income (loss) from operations
Agricultural	$18,144	$37,762	$76,763	$125,063
Earthmoving/construction	(2,984)	(1,833)	(52,313)	27,365
Consumer	(950)	55	(4,324)	4,224
Unallocated corporate	(16,724)	(18,929)	(51,843)	(54,808)
Income (loss) from operations	(2,514)	17,055	(31,717)	101,844

Interest expense	(8,951)	(12,414)	(27,136)	(35,924)
Convertible debt conversion charge	—	—	—	(7,273)
Gain on earthquake insurance recovery	—	—	—	22,451
Other income (expense), net	(10,679)	8,722	(3,828)	7,712
Income (loss) before income taxes	$(22,144)	$13,363	$(62,681)	$88,810

Assets by segment were as follows (amounts in thousands):

	September 30, 2014	December 31, 2013
Total assets
Agricultural	$599,000	$725,032
Earthmoving/construction	668,611	749,564
Consumer	225,533	172,320
Unallocated corporate	179,808	174,315
	$1,672,952	$1,821,231

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

21. FAIR VALUE MEASUREMENTS

Accounting standards for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (amounts in thousands):

	September 30, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Contractual obligation investments	$9,567	$9,567	$—	$—	$8,723	$8,723	$—	$—
Preferred stock	250	—	—	250	250	—	—	250
Derivative financial instruments liability	(60)	—	(60)	—	(126)	—	(126)	—
Total	$9,757	$9,567	$(60)	$250	$8,847	$8,723	$(126)	$250

The following table presents the changes during the periods presented in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2013	$250
Total realized and unrealized gains and losses	—
Balance as of September 30, 2014	$250

Fair value, nonrecurring, Level 2 measurements from impairments consisted of the following (amounts in thousands):

	Fair Value		Impairment Charges
	September 30,	December 31,	Nine months ended
	2014	2013	2014	2013
Property, plant and equipment	$—	$—	$23,242	$—

The fair value measurements and impairment charges shown above pertain to assets used to produce giant mining tires for the mining industry. See note 2 for additional information.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

22. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the chief executive officer of the Company.  The related party is Mr. Fred Taylor, Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blackstone OTR, LLC; FBT Enterprises; Green Carbon, INC; and OTR Wheel Engineering.  Sales of Titan products to these companies were approximately $0.7 million and $2.1 million for the three and nine months ended September 30, 2014, respectively, as compared to $0.9 million and $2.2 million for the three and nine months ended September 30, 2013. Titan had trade receivables due from these companies of approximately $0.3 million at September 30, 2014, and approximately $0.2 million at December 31, 2013.  On other sales referred to Titan from the above manufacturing representative companies, commissions were approximately $0.6 million and $1.9 million for the three and nine months ended September 30, 2014, respectively, as compared to $0.6 million and $1.9 million for the three and nine months ended September 30, 2013. Titan had purchases from these companies of approximately $2.8 million and $7.6 million for the three and nine months ended September 30, 2014, respectively, as compared to $0.8 million for both of the three and nine months ended September 30, 2013, respectively.

The Company has a 34.2% equity stake in Wheels India Limited, a company incorporated in India and listed on the National Stock Exchange in India. The Company had trade payables due to Wheels India of approximately $0.0 million and $0.3 million at September 30, 2014, and December 31, 2013, respectively.

23. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at July 1, 2014	$(32,229)	$(20,185)	$(52,414)
Other comprehensive income (loss) before
reclassifications	(31,122)	—	(31,122)
Reclassification adjustments:
Amortization of unrecognized losses and prior
service cost, net of tax of $(123)	—	42	42
Balance at September 30, 2014	$(63,351)	$(20,143)	$(83,494)

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2014	$(40,864)	$(20,930)	$(61,794)
Other comprehensive income (loss) before
reclassifications	(22,487)	—	(22,487)
Reclassification adjustments:
Amortization of unrecognized losses and prior
service cost, net of tax of $(506)	—	787	787
Balance at September 30, 2014	$(63,351)	$(20,143)	$(83,494)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

24. SUBSEQUENT EVENTS

In October of 2014, Titan Italia Spa, a subsidiary of Titan, announced plans to close a facility in Crespellano, Italy. The production at this facility will be consolidated into another Titan Italia Spa location in Finale Emilia, Italy. The consolidation of production is expected to begin in 2015 and be completed within three and a half years.

25. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

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

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended September 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$204,222	$245,357	$—	$449,579
Cost of sales	206	180,643	223,431	—	404,280
Gross profit (loss)	(206)	23,579	21,926	—	45,299
Selling, general and administrative expenses	2,032	15,364	23,880	—	41,276
Research and development expenses	—	1,024	1,838	—	2,862
Royalty expense	—	1,924	1,751	—	3,675
Income (loss) from operations	(2,238)	5,267	(5,543)	—	(2,514)
Interest expense	(8,128)	—	(823)	—	(8,951)
Intercompany interest income (expense)	1,661	—	(1,661)	—	—
Other income (expense)	810	1	(11,490)	—	(10,679)
Income (loss) before income taxes	(7,895)	5,268	(19,517)	—	(22,144)
Provision (benefit) for income taxes	(5,050)	2,115	(2,192)	—	(5,127)
Equity in earnings of subsidiaries	(14,172)	—	(1,659)	15,831	—
Net income (loss)	(17,017)	3,153	(18,984)	15,831	(17,017)
Net loss noncontrolling interests	—	—	(7,950)	—	(7,950)
Net income (loss) attributable to Titan	$(17,017)	$3,153	$(11,034)	$15,831	$(9,067)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended September 30, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$256,252	$241,258	$—	$497,510
Cost of sales	241	216,445	218,318	—	435,004
Gross profit (loss)	(241)	39,807	22,940	—	62,506
Selling, general and administrative expenses	3,561	16,513	18,657	—	38,731
Research and development expenses	(17)	1,423	1,372	—	2,778
Royalty expense	—	1,850	2,092	—	3,942
Income (loss) from operations	(3,785)	20,021	819	—	17,055
Interest expense	(10,945)	—	(1,469)	—	(12,414)
Intercompany interest income (expense)	2,469	—	(2,469)	—	—
Other income (expense)	1,182	(117)	7,657	—	8,722
Income (loss) before income taxes	(11,079)	19,904	4,538	—	13,363
Provision (benefit) for income taxes	(4,717)	7,435	2,993	—	5,711
Equity in earnings of subsidiaries	14,014	—	4,827	(18,841)	—
Net income (loss)	7,652	12,469	6,372	(18,841)	7,652
Net loss noncontrolling interests	—	—	(441)	—	(441)
Net income (loss) attributable to Titan	$7,652	$12,469	$6,813	$(18,841)	$8,093

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Nine Months Ended September 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$712,844	$799,406	$—	$1,512,250
Cost of sales	719	650,797	738,325	—	1,389,841
Gross profit (loss)	(719)	62,047	61,081	—	122,409
Selling, general and administrative expenses	6,064	51,965	75,090	—	133,119
Research and development expenses	72	4,391	5,298	—	9,761
Royalty expense	—	5,698	5,548	—	11,246
Loss from operations	(6,855)	(7)	(24,855)	—	(31,717)
Interest expense	(24,645)	—	(2,491)	—	(27,136)
Intercompany interest income (expense)	4,963	—	(4,963)	—	—
Other income (expense)	2,344	49	(6,221)	—	(3,828)
Income (loss) before income taxes	(24,193)	42	(38,530)	—	(62,681)
Provision (benefit) for income taxes	(11,021)	488	(5,112)	—	(15,645)
Equity in earnings of subsidiaries	(33,864)	—	(20,540)	54,404	—
Net income (loss)	(47,036)	(446)	(53,958)	54,404	(47,036)
Net loss noncontrolling interests	—	—	(19,621)	—	(19,621)
Net income (loss) attributable to Titan	$(47,036)	$(446)	$(34,337)	$54,404	$(27,415)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Nine Months Ended September 30, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$903,628	$765,560	$—	$1,669,188
Cost of sales	908	734,460	687,908	—	1,423,276
Gross profit (loss)	(908)	169,168	77,652	—	245,912
Selling, general and administrative expenses	8,008	54,637	62,182	—	124,827
Research and development expenses	(35)	4,136	4,180	—	8,281
Royalty expense	—	5,478	5,482	—	10,960
Income (loss) from operations	(8,881)	104,917	5,808	—	101,844
Interest expense	(29,509)	—	(6,415)	—	(35,924)
Convertible debt conversion charge	(7,273)	—	—	—	(7,273)
Gain on earthquake insurance recovery	—	—	22,451	—	22,451
Intercompany interest income (expense)	5,158	—	(5,158)	—	—
Other income (expense)	2,741	(91)	5,062	—	7,712
Income (loss) before income taxes	(37,764)	104,826	21,748	—	88,810
Provision (benefit) for income taxes	(6,561)	38,025	7,449	—	38,913
Equity in earnings of subsidiaries	81,100	—	38,351	(119,451)	—
Net income (loss)	49,897	66,801	52,650	(119,451)	49,897
Net loss noncontrolling interests	—	—	(888)	—	(888)
Net income (loss) attributable to Titan	$49,897	$66,801	$53,538	$(119,451)	$50,785

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Three Months Ended September 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(17,017)	$3,153	$(18,984)	$15,831	$(17,017)
Currency translation adjustment, net	(40,174)	—	(40,174)	40,174	(40,174)
Pension liability adjustments, net of tax	42	450	(408)	(42)	42
Comprehensive income (loss)	(57,149)	3,603	(59,566)	55,963	(57,149)
Net comprehensive loss attributable to noncontrolling interests	—	—	(17,002)	—	(17,002)
Comprehensive income (loss) attributable to Titan	$(57,149)	$3,603	$(42,564)	$55,963	$(40,147)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Three Months Ended September 30, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$7,652	$12,469	$6,372	$(18,841)	$7,652
Currency translation adjustment, net	854	—	854	(854)	854
Pension liability adjustments, net of tax	969	781	188	(969)	969
Comprehensive income (loss)	9,475	13,250	7,414	(20,664)	9,475
Net comprehensive income attributable to noncontrolling interests	—	—	(85)	—	(85)
Comprehensive income (loss) attributable to Titan	$9,475	$13,250	$7,499	$(20,664)	$9,560

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Nine Months Ended September 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(47,036)	$(446)	$(53,958)	$54,404	$(47,036)
Currency translation adjustment, net	(31,960)	—	(31,960)	31,960	(31,960)
Pension liability adjustments, net of tax	787	1,350	(563)	(787)	787
Comprehensive income (loss)	(78,209)	904	(86,481)	85,577	(78,209)
Net comprehensive loss attributable to noncontrolling interests	—	—	(30,247)	—	(30,247)
Comprehensive income (loss) attributable to Titan	$(78,209)	$904	$(56,234)	$85,577	$(47,962)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Nine Months Ended September 30, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$49,897	$66,801	$52,650	$(119,451)	$49,897
Unrealized gain (loss) on investments, net of tax	(3)	—	(3)	3	(3)
Currency translation adjustment, net	(24,513)	—	(24,513)	24,513	(24,513)
Pension liability adjustments, net of tax	2,990	2,343	647	(2,990)	2,990
Comprehensive income (loss)	28,371	69,144	28,781	(97,925)	28,371
Net comprehensive loss attributable to noncontrolling interests	—	—	(3,243)	—	(3,243)
Comprehensive income (loss) attributable to Titan	$28,371	$69,144	$32,024	$(97,925)	$31,614

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets September 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$107,923	$4	$72,344	$—	$180,271
Accounts receivable, net	—	98,003	150,328	—	248,331
Inventories	—	118,924	256,343	—	375,267
Prepaid and other current assets	54,608	19,248	59,404	—	133,260
Total current assets	162,531	236,179	538,419	—	937,129
Property, plant and equipment, net	7,834	166,403	392,406	—	566,643
Investment in subsidiaries	881,479	—	120,676	(1,002,155)	—
Other assets	35,352	344	133,484	—	169,180
Total assets	$1,087,196	$402,926	$1,184,985	$(1,002,155)	$1,672,952
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$24,768	$—	$24,768
Accounts payable	724	15,889	152,826	—	169,439
Other current liabilities	30,306	47,837	63,464	—	141,607
Total current liabilities	31,030	63,726	241,058	—	335,814
Long-term debt	460,161	—	41,115	—	501,276
Other long-term liabilities	33,221	12,895	80,359	—	126,475
Intercompany accounts	(78,730)	(181,496)	260,226	—	—
Titan stockholders' equity	641,514	507,801	494,354	(1,002,155)	641,514
Noncontrolling interests	—	—	67,873	—	67,873
Total liabilities and stockholders’ equity	$1,087,196	$402,926	$1,184,985	$(1,002,155)	$1,672,952

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$81,472	$4	$107,884	$—	$189,360
Restricted cash	—	—	14,268	—	14,268
Accounts receivable, net	—	89,259	173,794	—	263,053
Inventories	—	129,113	255,807	—	384,920
Prepaid and other current assets	80,876	20,416	54,985	—	156,277
Total current assets	162,348	238,792	606,738	—	1,007,878
Property, plant and equipment, net	9,885	206,928	421,994	—	638,807
Investment in subsidiaries	884,222	—	141,752	(1,025,974)	—
Other assets	34,259	387	139,900	—	174,546
Total assets	$1,090,714	$446,107	$1,310,384	$(1,025,974)	$1,821,231
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$75,061	$—	$75,061
Accounts payable	368	12,525	163,826	—	176,719
Other current liabilities	15,278	58,001	61,512	—	134,791
Total current liabilities	15,646	70,526	300,399	—	386,571
Long-term debt	460,161	—	37,533	—	497,694
Other long-term liabilities	40,658	15,571	82,701	—	138,930
Intercompany accounts	(113,474)	(147,529)	261,003	—	—
Titan stockholders' equity	687,723	507,539	518,435	(1,025,974)	687,723
Noncontrolling interests	—	—	110,313	—	110,313
Total liabilities and stockholders’ equity	$1,090,714	$446,107	$1,310,384	$(1,025,974)	$1,821,231

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$28,013	$6,481	$42,853	$77,347
Cash flows from investing activities:
Capital expenditures	(766)	(6,841)	(38,722)	(46,329)
Acquisition of additional interest	(49)	—	(13,346)	(13,395)
Decrease in restricted cash deposits	—	—	14,268	14,268
Other, net	—	360	4,250	4,610
Net cash used for investing activities	(815)	(6,481)	(33,550)	(40,846)
Cash flows from financing activities:
Payment on debt	—	—	(60,359)	(60,359)
Term loan borrowing	—	—	14,914	14,914
Proceeds from exercise of stock options	141	—	—	141
Excess tax benefit from stock options exercised	(51)	—	—	(51)
Payment of financing fees	(33)	—	—	(33)
Dividends paid	(804)	—	—	(804)
Net cash used for financing activities	(747)	—	(45,445)	(46,192)
Effect of exchange rate change on cash	—	—	602	602
Net increase (decrease) in cash and cash equivalents	26,451	—	(35,540)	(9,089)
Cash and cash equivalents, beginning of period	81,472	4	107,884	189,360
Cash and cash equivalents, end of period	$107,923	$4	$72,344	$180,271

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(72,306)	$21,528	$182,967	$132,189
Cash flows from investing activities:
Capital expenditures	(5,979)	(21,763)	(27,214)	(54,956)
Acquisitions, net of cash acquired	—	—	(1,670)	(1,670)
Additional equity investment in Wheels India	—	—	(8,017)	(8,017)
Insurance Proceeds	—	—	2,879	2,879
Other, net	—	235	1,107	1,342
Net cash used for investing activities	(5,979)	(21,528)	(32,915)	(60,422)
Cash flows from financing activities:
Proceeds from borrowings	345,313	—	—	345,313
Payment on debt	—	—	(162,040)	(162,040)
Term loan borrowing	—	—	25,880	25,880
Convertible note conversion	(14,090)	—	—	(14,090)
Proceeds from exercise of stock options	863	—	—	863
Excess tax benefit from stock options exercised	(46)	—	—	(46)
Payment of financing fees	(5,520)	—	—	(5,520)
Dividends paid	(778)	—	—	(778)
Net cash provided by (used for) financing activities	325,742	—	(136,160)	189,582
Effect of exchange rate change on cash	—	—	(3,007)	(3,007)
Net increase in cash and cash equivalents	247,457	—	10,885	258,342
Cash and cash equivalents, beginning of period	103,154	4	85,956	189,114
Cash and cash equivalents, end of period	$350,611	$4	$96,841	$447,456

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

Consumer Segment: Titan manufactures bias truck tires in Latin America and light truck tires in Russia. The Company provides wheels and tires and assembles brakes, actuators and components for the domestic boat, recreational and utility trailer markets. Titan also offers select products for ATVs, turf, and golf cart applications.

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

The table provides highlights for the quarter ended September 30, 2014, compared to 2013 (amounts in thousands):

	2014	2013	% Decrease
Net sales	$449,579	$497,510	(10)%
Gross profit	45,299	62,506	(28)%
Income (loss) from operations	(2,514)	17,055	(115)%
Net income (loss)	(17,017)	7,652	(322)%

Quarter: The Company recorded sales of $449.6 million for the third quarter of 2014, which were 10% lower than the third quarter 2013 sales of $497.5 million. Sales experienced reductions in volume of 8% and price/mix of 7% as a consequence of decreased demand for larger agricultural products, and Titan products used in the mining industry. The decrease in net sales was partially offset by the inclusion of the recently acquired Voltyre-Prom business which recorded $24.2 million in sales, and increased sales 5%.

The Company's gross profit was $45.3 million, or 10.1% of net sales, for the third quarter of 2014, compared to $62.5 million, or 12.6% of net sales, in 2013. Loss from operations was $2.5 million for the third quarter of 2014, compared to income from operations of $17.1 million in 2013. Net loss was $17.0 million for the third quarter of 2014, compared to net income of $7.7 million in 2013. Basic loss per share was $(.17) in the third quarter of 2014, compared to earnings per share of $.15 in 2013. Gross profit and income from operations decreased primarily as a result of a significant decrease in demand of larger agricultural products, which generally have higher margins. Decreased demand for Titan products used in the mining industry also had a negative impact on gross profit.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The table provides highlights for nine months ended September 30, 2014, compared to 2013 (amounts in thousands):

	2014	2013	% Decrease
Net sales	$1,512,250	$1,669,188	(9)%
Gross profit	122,409	245,912	(50)%
Income (loss) from operations	(31,717)	101,844	(131)%
Net income (loss)	(47,036)	49,897	(194)%

Year-to-date: The Company recorded sales of $1,512.3 million for the nine months ended September 30, 2014, which were 9% lower than the nine months ended September 30, 2013 sales of $1,669.2 million. Sales decreased 12% as the result of price/mix reductions driven from decreased demand for Titan products used in the mining industry and larger agricultural products. In addition, overall volume decreased 2%. The decrease in net sales was partially offset by the inclusion of the recently acquired Voltyre-Prom business which recorded $78.8 million in sales, and increased sales 5%.

The Company's gross profit was $122.4 million, or 8.1% of net sales, for the nine months ended September 30, 2014, compared to $245.9 million, or 14.7% of net sales, in 2013. Loss from operations was $31.7 million for the nine months ended September 30, 2014, compared to income from operations of $101.8 million in 2013. Net loss was $47.0 million for the nine months ended September 30, 2014, compared to net income of $49.9 million in 2013. Basic loss per share was $(.51) in the nine months ended September 30, 2014, compared to income per share of $.96 in 2013. Gross profit and income from operations decreased primarily as a result of a significant decrease in demand for Titan products used in the mining industry. Generally, there are higher margins associated with the larger, more complex mining products. As a consequence, this drove additional erosion in gross profit due to price reductions and reduced leverage/productivity on lower sales. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded an inventory writedown of $11.6 million to adjust the value of mining product inventory to estimated market value. Decreased demand for larger products used in the agricultural market also had a negative impact on gross profit. Net income and earnings per share for the nine months ended September 30, 2013 were positively affected by the gain on earthquake insurance recovery of $22.5 million.

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

Inventories
Inventories are valued at lower of cost or market. At September 30, 2014, approximately 11% of the Company's inventories were valued under the last-in, first-out (LIFO) method. The majority of steel material inventory and related work-in-process and finished goods are accounted for under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. Market value is estimated based on current selling prices. Estimated provisions are established for slow-moving and obsolete inventory.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Impairment of Goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. In the second quarter of 2014, several large mining equipment manufacturers significantly decreased their sales forecast for mining equipment. The Company's sales of mining product were deteriorating at an accelerated pace. Therefore, related to the earthmoving/construction segment, the Company reviewed $12.2 million of Australia goodwill for impairment in the second quarter of 2014. The recoverability of the goodwill was evaluated by estimating future discounted cash flows. In determining the estimated future cash flows, the Company considered current and projected future levels of income as well as business trends and economic conditions. Impairment was not identified. However, the calculated excess value was less than 10% and there may be potential risk of future impairment if cash flows or other estimates change. No additional indicators of impairment were identified in the third quarter of 2014.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries. During the first nine months of 2014, the Company contributed cash funds of $3.5 million to its pension plans. Titan expects to contribute approximately $1.8 million to these pension plans during the remainder of 2014. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 27 to the Company's financial statements on Form 10-K for the fiscal year ended December 31, 2013.

Product Warranties
The Company provides limited warranties on workmanship of its products in all market segments. The majority of the Company's products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. Actual warranty expense may differ from historical experience. The Company's warranty accrual was $31.0 million at September 30, 2014, and $33.1 million at December 31, 2013.

SUBSEQUENT EVENTS
In October of 2014, Titan Italia Spa, a subsidiary of Titan, announced plans to close a facility in Crespellano, Italy. The production at this facility will be consolidated into another Titan Italia Spa location in Finale Emilia, Italy. The consolidation of production is expected to begin in 2015 and be completed within three and a half years.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Highlights for the three and nine months ended September 30, 2014, compared to 2013 (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$449,579	$497,510	$1,512,250	$1,669,188
Cost of sales	404,280	435,004	1,355,044	1,423,276
Mining asset impairment and inventory writedown	—	—	34,797	—
Gross profit	45,299	62,506	122,409	245,912
Gross profit percentage	10.1%	12.6%	8.1%	14.7%

Net Sales
Quarter: Net sales for the quarter ended September 30, 2014, were $449.6 million compared to $497.5 million in 2013, a decrease of 10%. Sales experienced reductions in volume of 8% and price/mix of 7% as a consequence of decreased demand for larger agricultural products, and Titan products used in the mining industry. The decrease in net sales was partially offset by the inclusion of the recently acquired Voltyre-Prom business which recorded $24.2 million in sales, and increased sales 5%.

Year-to-date: Net sales for the nine months ended September 30, 2014, were $1,512.3 million compared to $1,669.2 million in 2013, a decrease of 9%. Sales decreased 12% as the result of price/mix reductions driven from decreased demand for Titan products used in the mining industry and larger agricultural products. In addition, overall volume decreased 2%. The decrease in net sales was partially offset by the inclusion of the recently acquired Voltyre-Prom business which recorded $78.8 million in sales, and increased sales 5%.

Cost of Sales, Mining Asset Impairment, Mining Inventory Writedown and Gross Profit
Quarter: Cost of sales was $404.3 million for the quarter ended September 30, 2014, compared to $435.0 million in 2013. Gross profit for the third quarter of 2014 was $45.3 million, or 10.1% of net sales, compared to $62.5 million, or 12.6% of net sales for the third quarter of 2013. Gross profit and income from operations decreased primarily as a result of a significant decrease in demand of larger agricultural products, which generally have higher margins. Decreased demand for Titan products used in the mining industry also had a negative impact on gross profit.

Year-to-date: Cost of sales was $1,355.0 million for the nine months ended September 30, 2014, compared to $1,423.3 million in 2013. Gross profit for the nine months ended September 30, 2014, was $122.4 million or 8.1% of net sales, compared to $245.9 million, or 14.7% of net sales in 2013. Gross profit and income from operations decreased primarily as a result of a significant decrease in demand for Titan products used in the mining industry. Generally, there are higher margins associated with the larger, more complex mining products. As a consequence, this drove additional erosion in gross profit due to price reductions and reduced leverage/productivity on lower sales. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded an inventory writedown of $11.6 million to adjust the value of mining product inventory to estimated market value. Decreased demand for larger products used in the agricultural market also had a negative impact on gross profit.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Selling, general and administrative	$41,276	$38,731	$133,119	$124,827
Percentage of net sales	9.2%	7.8%	8.8%	7.5%

Quarter: Selling, general and administrative (SG&A) expenses for the third quarter of 2014 were $41.3 million, or 9.2% of net sales, compared to $38.7 million, or 7.8% of net sales, for 2013.  The higher SG&A expenses were primarily the result of approximately $4 million of SG&A expenses at recently acquired facilities, offset by a decrease in incentive compensation. The increase in SG&A as a percentage of sales was primarily the result of higher SG&A percentages at recently acquired facilities.

Year-to-date: Selling, general and administrative (SG&A) expenses for the nine months ended September 30, 2014 were $133.1 million, or 8.8% of net sales, compared to $124.8 million, or 7.5% of net sales, for 2013.  The higher SG&A expenses were primarily the result of approximately $14 million of SG&A expenses at recently acquired facilities, offset by a decrease in incentive compensation and a reduction of bad debt expense. The increase in SG&A as a percentage of sales was primarily the result of higher SG&A percentages at recently acquired facilities.

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Research and development	$2,862	$2,778	$9,761	$8,281
Percentage of net sales	0.6%	0.6%	0.6%	0.5%

Quarter: Research and development (R&D) expenses for the third quarter of 2014 were $2.9 million, or 0.6% of net sales, compared to $2.8 million, or 0.6% of net sales, for 2013.

Year-to-date: Expenses for R&D were $9.8 million, or 0.6% of net sales for the nine months ended September 30, 2014, compared to $8.3 million, or 0.5% of net sales, for 2013. Increased R&D for tire testing for the U.S. tire facilities of approximately $1 million contributed to the increase.

Royalty Expense
Royalty expense was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Royalty expense	$3,675	$3,942	$11,246	$10,960

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Quarter: Royalty expenses were $3.7 million and $3.9 million for the quarters ended September 30, 2014 and 2013, respectively.

Year-to-date: Year-to-date royalty expenses recorded were $11.2 million and $11.0 million for the nine months ended September 30, 2014 and 2013, respectively.

Income (Loss) from Operations
Income (loss) from operations was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Income (loss) from operations	$(2,514)	$17,055	$(31,717)	$101,844
Percentage of net sales	(0.6)%	3.4%	(2.1)%	6.1%

Quarter: Loss from operations for the third quarter of 2014, was $(2.5) million, or (0.6)% of net sales, compared to income of $17.1 million, or 3.4% of net sales, in 2013.  This decrease was the net result of the items previously discussed.

Year-to-date: Loss from operations for the nine months ended September 30, 2014, was $(31.7) million, or (2.1)% of net sales, compared to income of $101.8 million, or 6.1% of net sales, in 2013.  This decrease was the net result of the items previously discussed.

Interest Expense
Interest expense was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest expense	$8,951	$12,414	$27,136	$35,924

Quarter: Interest expense was $9.0 million and $12.4 million for the quarters ended September 30, 2014, and 2013, respectively. Interest expense for the third quarter of 2014 decreased primarily as a result of the repurchase of the 7.875% senior secured notes in the fourth quarter of 2013, and decreased debt balances at Titan Europe.

Year-to-date: Year-to-date interest expense was $27.1 million and $35.9 million for the nine months ended September 30, 2014, and 2013, respectively. Interest expense for the first nine months of 2014 decreased primarily as a result of the repurchase of the 7.875% senior secured notes in the fourth quarter of 2013, and decreased debt balances at Titan Europe.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Gain on Earthquake Insurance Recovery
Gain on earthquake insurance recovery (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Gain on earthquake insurance recovery	$—	$—	$—	$22,451

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

Other Income (Expense)
Other income (expense) was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Other income (expense)	$(10,679)	$8,722	$(3,828)	$7,712

Quarter: Other expense was $10.7 million for the quarter ended September 30, 2014, as compared to other income of $8.7 million in 2013.  For the quarter ended September 30, 2014, the Company recorded currency exchange loss of $13.3 million, Wheels India Limited equity income of $1.2 million, and discount amortization on prepaid royalty of $0.7 million. The Company recorded currency exchange gain of $5.7 million, $0.8 million in discount amortization on prepaid royalty and interest income of $0.6 million for the quarter ended September 30, 2013.

Year-to-date: Other expense was $3.8 million for the nine months ended September 30, 2014, as compared to other income of $7.7 million in 2013.  For the nine months ended September 30, 2014, the Company recorded currency exchange loss of $11.2 million, discount amortization on prepaid royalty of $2.2 million, Wheels India Limited equity income of $2.1 million, and interest income of $0.7 million. For the first nine months of 2013, the Company recorded interest income of $2.5 million and $2.5 million in discount amortization on prepaid royalty, offset by currency exchange loss of $1.0 million.

Foreign currency gain (losses) in the third quarter and first nine months of 2014 and 2013, primarily reflect the translation of intercompany loans at certain foreign subsidiaries denominated in currencies other than their functional currencies. Since such loans are expected to be settled in cash at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates. During the third quarter of 2014, the translation of these intercompany loan balances was significant due to the relative strength of the U.S. dollar in relation to the functional currencies of the loans.

The Company's investment in Wheels India Limited decreased from 41.7% to 34.2% during the first quarter of 2014 due to an equity offering by Wheels India Limited.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Provision (benefit) for income taxes	$(5,127)	$5,711	$(15,645)	$38,913

Quarter: The Company recorded a benefit for income taxes of $(5.1) million for the quarter ended September 30, 2014, as compared to income tax expense of $5.7 million in 2013.   The Company's effective income tax rate was 23% and 43% for the three months ended September 30, 2014 and 2013, respectively.

Year-to-date: The Company recorded a benefit for income taxes of $(15.6) million for the nine months ended September 30, 2014, as compared to income tax expense of $38.9 million in 2013.   The Company's effective income tax rate was 25% and 44% for the nine months ended September 30, 2014 and 2013, respectively.

The Company's 2014 income tax benefit and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of state income tax expense, unrecognized tax benefits, foreign earnings, and the tax benefit related to the incremental deduction for a prior year bond repurchase premium.

The Company's 2013 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of a change in Italian law making the insurance proceeds from the earthquake non-taxable. In addition, as a result of the reassessment of the realizability of the deferred tax assets due to the Italian law change, a valuation allowance was established on the Italy net deferred tax assets. Other items contributing to the rate difference are state income tax expense, expense for unrecognized tax benefits, foreign earnings, domestic production activities deduction, and tax deductible expenses related to the convertible bond repurchase.

Net Income (Loss)
Net income (loss) was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$(17,017)	$7,652	$(47,036)	$49,897

Quarter: Net loss for the third quarter of September 30, 2014, was $17.0 million, compared to net income of $7.7 million in 2013. For the quarters ended September 30, 2014 and 2013, basic earnings per share were $(.17) and $.15, respectively, and diluted earnings per share were $(.17) and $.15, respectively. The Company's net income and earnings per share were lower due to the items previously discussed.

Year-to-date: Net loss for the nine months ended September 30, 2014, was $47.0 million, compared to net income of $49.9 million in 2013. For the nine months ended September 30, 2014 and 2013, basic earnings per share were $(.51) and $.96, respectively, and diluted earnings per share were $(.51) and $.89, respectively. The Company's net income and earnings per share were lower due to the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$227,650	$273,301	$830,090	$907,797
Gross profit	30,242	48,346	120,024	158,566
Income from operations	18,144	37,762	76,763	125,063

Quarter: Net sales in the agricultural market were $227.7 million for the quarter ended September 30, 2014, as compared to $273.3 million in 2013, a decrease of 17%. Sales experienced reductions in volume of 15% and price/mix of 8% as a consequence of decreased demand for larger agricultural products. The decrease in net sales was partially offset by the inclusion of the recently acquired Voltyre-Prom business that increased sales 6%.

Gross profit in the agricultural market was $30.2 million for the quarter ended September 30, 2014, as compared to $48.3 million in 2013.  Income from operations in the agricultural market was $18.1 million for the quarter ended September 30, 2014, as compared to $37.8 million in 2013.  The Company's gross profit, as a percentage of net sales, and income from operations decreased as a result of the initial lower margin at the recently acquired Voltyre-Prom business. Lower demand for larger products used in the agricultural market, which generally have a higher margin, also had a negative impact on gross profit.

Year-to-date: Net sales in the agricultural market were $830.1 million for the nine months ended September 30, 2014, as compared to $907.8 million in 2013, a decrease of 9%. Sales experienced reductions in volume of 10% and price/mix of 5% as a consequence of decreased demand for larger agricultural products. The decrease in net sales was partially offset by the inclusion of the recently acquired Voltyre-Prom business that increased sales 6%.

Gross profit in the agricultural market was $120.0 million for the nine months ended September 30, 2014, as compared to $158.6 million in 2013.  Income from operations in the agricultural market was $76.8 million for the nine months ended September 30, 2014, as compared to $125.1 million in 2013.  The Company's gross profit, as a percentage of net sales, and income from operations decreased as a result of the initial lower margin at the recently acquired Voltyre-Prom business. Lower demand for larger products used in the agricultural market, which generally have a higher margin, also had a negative impact on gross profit.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$154,057	$168,964	$470,958	$586,806
Gross profit (loss)	11,169	11,283	(8,288)	75,598
Income (loss) from operations	(2,984)	(1,833)	(52,313)	27,365

Quarter: The Company's earthmoving/construction market net sales were $154.1 million for the quarter ended September 30, 2014, as compared to $169.0 million in 2013, a decrease of 9%. Sales experienced reductions in price/mix of 8% and volume of 4% as a consequence of reduced demand for Titan products used in the mining industry. The decrease in net sales was partially offset by the inclusion of the recently acquired Voltyre-Prom business that increased sales 3%.

Gross profit in the earthmoving/construction market was $11.2 million for the quarter ended September 30, 2014, as compared to $11.3 million in 2013. The Company's earthmoving/construction market loss from operations was $(3.0) million for the quarter ended September 30, 2014, as compared to $(1.8) million in 2013. Gross profit and income from operations decreased primarily as a result of a decrease in demand for Titan products used in the mining industry. Generally, there are higher margins associated with the larger, more complex mining products.

Year-to-date: The Company's earthmoving/construction market net sales were $471.0 million for the nine months ended September 30, 2014, as compared to $586.8 million in 2013, a decrease of 20%. Sales decreased 24% as the result of price/mix reductions which resulted largely from reduced demand for larger products used in the mining industry. The decrease in net sales was offset by increases in: inclusion of recently acquired Voltyre-Prom business of 2%; volume of 1% primarily from increases in construction products; and favorable currency translation of 1%.

Gross profit in the earthmoving/construction market was $(8.3) million for the nine months ended September 30, 2014, as compared to $75.6 million in 2013. The Company's earthmoving/construction market loss from operations was $(52.3) million for the nine months ended September 30, 2014, as compared to income from operations of $27.4 million in 2013. Gross profit and income from operations decreased primarily as a result of a significant decrease in demand for Titan products used in the mining industry. Generally, there are higher margins associated with the larger, more complex mining products. As a consequence, this drove additional erosion in gross profit due to price reductions and reduced leverage/productivity on lower sales. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded an inventory writedown of $11.6 million to adjust the value of mining product inventory to estimated market value.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$67,872	$55,245	$211,202	$174,585
Gross profit	4,686	3,363	12,882	13,841
Income (loss) from operations	(950)	55	(4,324)	4,224

Quarter: Consumer market net sales were $67.9 million for quarter ended September 30, 2014, as compared to $55.2 million in 2013. Sales in the consumer market increased primarily as the result of increased consumer sales at overseas facilities.

Gross profit from the consumer market was $4.7 million for the quarter ended September 30, 2014, as compared to $3.4 million in 2013. Consumer market loss from operations was $(1.0) million for the quarter ended September 30, 2014, as compared to income from operations of $0.1 million in 2013. The Company's income from operations decreased as a result of the initial lower margin at the recently acquired Voltyre-Prom business.

Year-to-date: Consumer market net sales were $211.2 million for the nine months ended September 30, 2014, as compared to $174.6 million in 2013. Sales in the consumer market increased primarily as the result of increased consumer sales at overseas facilities.

Gross profit from the consumer market was $12.9 million for the nine months ended September 30, 2014, as compared to $13.8 million in 2013. Consumer market loss from operations was $(4.3) million for the nine months ended September 30, 2014, as compared to income from operations of $4.2 million in 2013. The Company's gross profit, as a percentage of net sales, and income from operations decreased as a result of the initial lower margin at the recently acquired Voltyre-Prom business.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Segment Summary (Amounts in thousands)

Quarter

Three months ended September 30, 2014	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$227,650	$154,057	$67,872	$—	$449,579
Gross profit (loss)	30,242	11,169	4,686	(798)	45,299
Income (loss) from operations	18,144	(2,984)	(950)	(16,724)	(2,514)
Three months ended September 30, 2013
Net sales	$273,301	168,964	$55,245	$—	$497,510
Gross profit (loss)	48,346	11,283	3,363	(486)	62,506
Income (loss) from operations	37,762	(1,833)	55	(18,929)	17,055

Year-to-Date

Nine months ended September 30, 2014	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$830,090	$470,958	$211,202	$—	$1,512,250
Gross profit (loss)	120,024	(8,288)	12,882	(2,209)	122,409
Income (loss) from operations	76,763	(52,313)	(4,324)	(51,843)	(31,717)
Nine months ended September 30, 2013
Net sales	$907,797	586,806	$174,585	$—	$1,669,188
Gross profit (loss)	158,566	75,598	13,841	(2,093)	245,912
Income (loss) from operations	125,063	27,365	4,224	(54,808)	101,844

Corporate Expenses

Quarter: Income from operations on a segment basis does not include corporate expenses totaling $16.7 million for the quarter ended September 30, 2014, as compared to $18.9 million for 2013. Corporate expenses were composed of selling and marketing expenses of approximately $8 million and $8 million for the third quarter of 2014 and 2013, respectively; and administrative expenses of approximately $9 million and $11 million for the third quarter of 2014 and 2013, respectively. Corporate administrative expenses were approximately $2 million lower for the third quarter of 2014 primarily due to a decrease in incentive compensation and lower group insurance expenses that were recorded on corporate entities.

Year-to-date: Income from operations on a segment basis does not include corporate expenses totaling $51.8 million for the nine months ended September 30, 2014, as compared to $54.8 million for 2013. Corporate expenses were composed of selling and marketing expenses of approximately $25 million and $24 million for the nine months ended September 30, 2014, and 2013, respectively; and administrative expenses of approximately $27 million and $31 million for the nine months ended September 30, 2014, and 2013, respectively. Corporate selling & marketing expenses were approximately $1 million higher for the nine months ended September 30, 2014 primarily due to increased information technology expenses. Corporate administrative expenses were approximately $4 million lower for the nine months ended September 30, 2014 primarily due to a decrease in incentive compensation and lower group insurance expenses that were recorded on corporate entities.

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

The Company's recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined by the Company with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. Titan expects to contribute approximately $1.8 million to these pension plans during the remainder of 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of September 30, 2014, the Company had $180.3 million of cash within various bank accounts.

(amounts in thousands)	September 30,	December 31,
	2014	2013	Change
Cash	$180,271	$189,360	$(9,089)

The cash balance decreased by $9.1 million from December 31, 2013, due to the following items.

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Nine months ended September 30,
	2014	2013	Change
Net income (loss)	$(47,036)	$49,897	$(96,933)
Depreciation and amortization	67,789	56,333	11,456
Mining asset impairment	23,242	—	23,242
Mining inventory writedown	11,555	—	11,555
Convertible debt conversion charge	—	7,273	(7,273)
Gain on earthquake insurance recovery	—	(22,451)	22,451
Insurance proceeds	—	35,808	(35,808)
Deferred income tax provision	(15,218)	(6,860)	(8,358)
Accounts receivable	13,636	(1,022)	14,658
Inventories	(6,057)	(18,599)	12,542
Prepaid and other current assets	21,923	(24,687)	46,610
Accounts payable	(5,457)	23,302	(28,759)
Other current liabilities	7,376	23,218	(15,842)
Other liabilities	5,423	1,968	3,455
Other operating activities	171	8,009	(7,838)
Cash provided by operating activities	$77,347	$132,189	$(54,842)

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

In the first nine months of 2014, operating activities provided cash of $77.3 million, including a decrease in prepaid and other current assets of $21.9 million, which included a $36.0 million income tax refund received in the first quarter of 2014. Positive cash inflows were offset by an increase in inventories of $6.1 million. Included in net loss of $47.0 million were noncash charges for depreciation and amortization of $67.8 million, mining asset impairment charge of $23.2 million, and mining inventory writedown of $11.6 million.

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

Operating cash flows decreased $54.8 million when comparing the first nine months of 2014, to the first nine months of 2013. The net loss in the first nine months of 2014 was a $96.9 million decrease from the income in first nine months of 2013. When comparing the first nine months of 2014 to the first nine months of 2013, cash flows from prepaid and other current assets increased $46.6 million, which was partially offset by decreased cash flows from accounts payable of $28.8 million.

The Company's inventory and accounts receivable balances were lower at September 30, 2014, as compared to December 31, 2013. Days sales in inventory was 74 days at September 30, 2014 and December 31, 2013, respectively. Days sales outstanding increased to 50 days at September 30, 2014, from 48 days at December 31, 2013.

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Nine months ended September 30,
	2014	2013	Change
Capital expenditures	$(46,329)	$(54,956)	$8,627
Acquisitions	(13,395)	(1,670)	(11,725)
Additional equity investment in Wheels India	—	(8,017)	8,017
Decrease in restricted cash deposits	14,268	—	14,268
Other investing activities	4,610	4,221	389
Cash used for investing activities	$(40,846)	$(60,422)	$19,576

Net cash used for investing activities was $40.8 million in the first nine months of 2014, as compared to $60.4 million in the first nine months of 2013. The Company invested a total of $46.3 million in capital expenditures in the first nine months of 2014, compared to $55.0 million in 2013. The 2014 and 2013 expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan's existing business and maintaining existing equipment. Cash used for acquisitions of $13.4 million represents additional ownership percentage of Voltyre-Prom, which also decreased restricted cash deposits by $14.3 million in the first nine months of 2014.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Nine months ended September 30,
	2014	2013	Change
Proceeds from borrowings	$—	$345,313	$(345,313)
Term loan borrowing	14,914	25,880	(10,966)
Proceeds from exercise of stock options	141	863	(722)
Convertible note conversion	—	(14,090)	14,090
Payment of financing fees	(33)	(5,520)	5,487
Payment on debt	(60,359)	(162,040)	101,681
Excess tax benefit from stock options exercised	(51)	(46)	(5)
Dividends paid	(804)	(778)	(26)
Cash provided by (used for) financing activities	$(46,192)	$189,582	$(235,774)

In the first nine months of 2014, $46.2 million of cash was used for financing activities. This cash was primarily used for payment of debt of $60.4 million, partially offset by term loan borrowings of $14.9 million.

In the first nine months of 2013, $189.6 million of cash was provided by financing activities. This cash was primarily provided by proceeds from the issuance of $345.3 million of additional 7.875% senior secured notes due 2017. This was partially offset by payment on debt of $162.0 million, primarily at the Company's European facilities.

Financing cash flows decreased by $235.8 million when comparing the first nine months of 2014 to 2013. This decrease was primarily the result of the additional issuance of 7.875% senior secured notes due 2017 in 2013.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity Outlook
At September 30, 2014, the Company had $180.3 million of cash and cash equivalents and no outstanding borrowings on the Company's $150 million credit facility. The cash and cash equivalents balance of $180.3 million includes $72.2 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. However, if foreign funds were needed for U.S. operations, the Company would be required to accrue and pay taxes to repatriate the funds.

Capital expenditures for the remainder of 2014 are forecasted to be approximately $12 million.  Cash payments for interest are currently forecasted to be approximately $14 million for the remainder of 2014 based on September 30, 2014 debt balances. The forecasted interest payments are comprised primarily of a semi-annual payment of $13.8 million for the 6.875% senior secured notes paid on October 1.

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

MARKET CONDITIONS AND OUTLOOK
In the first nine months of 2014, Titan experienced lower sales when compared to the sales levels in the first nine months of 2013.  The lower sales were primarily the result of decreased demand in the earthmoving/construction segment primarily for products used in the mining industry, and decreased demand for larger products used in the agricultural market. The weakness in the mining and agricultural markets is expected to continue for the remainder of 2014.

Energy, raw material and petroleum-based product costs have been volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were lower in the first nine months of 2014 when compared to the first nine months of 2013 due to decreased demand for larger products used in the agricultural market, partially offset by sales at the recently acquired Voltyre-Prom business.  Farm net income is expected to be less in 2014 due to lower grain prices and rising input cost for seed, chemicals and fuel. Lower income levels are putting pressure on the demand for large farm equipment. In addition, large equipment sales have deteriorated significantly after a robust cycle in recent years. The mix shift to lower horsepower tractors has a negative impact on revenue and margin performance. Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving/construction market sales were significantly lower in the first nine months of 2014 when compared to the first nine months of 2013 due to weak demand in the mining industry. This reduced demand for larger products used in the mining industry is expected to continue for the remainder of 2014 as weakness continues in the mining industry. Demand for small earthmoving/construction equipment used in the housing and commercial construction sectors is showing signs of recovery. Although metals, oil and gas prices may fluctuate in the short-term, in the long-term, these prices are expected to remain at levels that are attractive for continued investment, which should help support future earthmoving and mining sales.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and the on-going banking and credit issues.

CONSUMER MARKET OUTLOOK
Consumer market sales were higher in the first nine months of 2014, when compared to the first nine months of 2013. Sales in the consumer market increased primarily as the result of increased consumer sales at overseas facilities.

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

TITAN INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to routine legal proceedings arising out of the normal course of business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes at this time that none of these actions, individually or in the aggregate, will have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company. However, due to the difficult nature of predicting unresolved and future legal claims, the Company cannot anticipate or predict the material adverse effect on its consolidated financial condition, results of operations or cash flows as a result of efforts to comply with, or its liabilities pertaining to, legal judgments.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	October 28, 2014	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN HRUDICKA
John Hrudicka
Chief Financial Officer
(Principal Financial Officer)