Form 10-K
period 2014-12-31
TITAN INTERNATIONAL INC
filed 2015-02-26
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $739 million based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2014.

As of February 10, 2015, a total of 53,763,016 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on June 4, 2015, are incorporated by reference into Part III of this Form 10-K.

TITAN INTERNATIONAL, INC.

PART I

ITEM 1 – BUSINESS

INTRODUCTION
Titan International, Inc. and its subsidiaries (Titan or the Company) hold the position of being a global wheel, tire and undercarriage industrial group servicing customers across its target markets.  As a leading manufacturer in the off-highway industry, Titan produces a broad range of specialty products to meet the specifications of original equipment manufacturers (OEMs) and aftermarket customers in the agricultural, earthmoving/construction and consumer markets.  As a manufacturer of both wheels and tires, the Company is uniquely positioned to offer customers added value through complete wheel and tire assemblies. Titan's agricultural market includes rims, wheels, tires and undercarriage systems and components manufactured for use on various agricultural and forestry equipment. Titan’s earthmoving/construction market includes rims, wheels, tires and undercarriage systems and components for various types of off-the-road (OTR) earthmoving, mining, military and construction equipment. The Company's consumer market includes bias truck tires in Latin America and light truck tires in Russia, as well as products for all-terrain vehicles (ATVs) and recreational/utility trailers.

As one of the few companies dedicated to off-highway wheels, tires and assemblies, Titan’s engineering and manufacturing resources are focused on designing quality products that address the needs of our end-users.  Titan’s team of experienced engineers continually works on new and improved engineered solutions that evolve with today’s applications for the off-highway wheel, tire and assembly markets.

•	History
The Company traces its roots to the Electric Wheel Company in Quincy, Illinois, which was founded in 1890.  Titan was incorporated in 1983.  The Company has grown through six major acquisitions in recent years.  In 2005, Titan Tire Corporation, a subsidiary of the Company, acquired The Goodyear Tire & Rubber Company’s North American farm tire assets.  In 2006, Titan Tire Corporation of Bryan, a subsidiary of the Company, acquired the off-the-road (OTR) tire assets of Continental Tire North America, Inc.  In 2011, the Company acquired The Goodyear Tire & Rubber Company's Latin American farm tire business. In August 2012, the Company purchased a 56% controlling interest in Planet Corporation Group, now known as Titan National (Australia) Holdings PTY LTD (TNAH). In October 2012, the Company completed its acquisition of Titan Europe. In October 2013, the Company in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF) closed the acquisition of an 85% interest in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia. In the first half of 2014, the partnership of Titan, OEP, and RDIF purchased an additional 15% to bring the total Voltyre-Prom ownership to 100% for the partnership. These acquisitions have allowed Titan to expand its global footprint and enhance product offering in the Company’s target markets.

•	Market Segments
In 2014, Titan’s agricultural segment sales represented 54% of net sales, the earthmoving/construction segment represented 32% and the consumer segment represented 14% of net sales.

COMPETITIVE STRENGTHS
Titan’s strong market position in the off-highway wheel, tire and undercarriage market, and its long-term core customer relationships contribute to the Company’s competitive strengths.  Titan produces both wheels and tires which uniquely allows the Company to provide a one-stop solution for its customers' wheel and tire assembly needs. These strengths, along with Titan’s dedication to the off-highway equipment market, continue to drive the Company forward.

•	Strong Market Position
Titan’s ability to offer a broad range of specialized wheels, tires, assemblies and undercarriage systems and components has resulted in the Company’s strong position in the global off-highway market.  Through a diverse dealer network, the Company is able to reach an increasing number of customers in the aftermarket and build Titan’s image and brand recognition.  The Company’s acquisition of the Goodyear Farm Tire brand in North America and Latin America contributes to overall visibility and customer confidence.  Titan gained a strong presence in Europe and other parts of the world through the 2012 acquisition of Titan Europe. The 2013 acquisition of Voltyre-Prom expanded Titan's footprint into the Commonwealth of Independent States (CIS) region. Years of product design and engineering experience have enabled Titan to improve existing products and develop new ones that have been well received in the marketplace.  In addition, Titan believes it has benefited from significant barriers to entry, such as the substantial investment necessary to replicate the Company’s manufacturing equipment and numerous tools, dies and molds, many of which are used in custom processes.

•	Wheel and Tire Manufacturing Capabilities
The Company’s unique position as a manufacturer of both wheels and tires allows Titan to mount and deliver one of the largest selections of off-highway assemblies in North America. Titan offers this value-added service of one-stop shopping for wheel and tire assemblies for the agricultural, earthmoving/construction and consumer segments.  Both standard and Low Sidewall (LSW) assemblies are delivered as a single, complete unit based on each customer’s unique requirements.

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

BUSINESS STRATEGY
Titan’s business strategy is to increase its presence in the segments it serves through its one-stop assembly solutions, including LSW technology. The Company continues to seek global expansion of this complete wheel and tire assembly product offering within the geographies it competes. This may be through strategic worldwide acquisitions or through expanded manufacturing capabilities in regions where the Company lacks either the wheel or the tire production. In addition, Titan continually seeks to improve operating efficiencies and gain additional synergies from more recent acquisitions.

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

•	Low Sidewall (LSW) Technology
The Company has developed a LSW tire technology, featuring a larger rim diameter and a smaller sidewall than standard tires. As a cornerstone of the Company's strategy, Titan continues to expand the LSW product offering in both the agricultural and construction segments. Titan’s unique capabilities as both a wheel and tire manufacturer allow the Company to drive further adoption within these markets. Titan seeks to be at the forefront of off-road equipment advancement through the innovation of its LSW solution with the belief that it will become the industry standard.

The Company follows an adoption strategy whereby LSW assemblies are placed with certain end users in order to demonstrate the superior performance of this innovative solution. With LSW, these end users experience reduced power hop, road lope, soil compaction, as well as improved safety and performance. Both power hop and road lope, can disturb ride and impede equipment performance. The LSW technology has been widely adopted within the automotive industry for many years. The benefits translate to Titan's markets through superior comfort, ride and fuel economy.

•	Increase Aftermarket Tire Business
The Company has concentrated on increasing its presence in the tire aftermarket, which historically has tended to be somewhat less cyclical than the OEM market.  The aftermarket also offers the potential for higher profit margins and is a larger market in most cases.

•	Improve Operating Efficiencies
The Company constantly works to improve the operating efficiency of its assets and manufacturing facilities.  Titan integrates each facility’s strengths, which may include transferring equipment and business to the facilities that are best equipped to handle the work.  This provides capability to increase utilization and spread operating costs over a greater volume of products.  Titan is also continuing a comprehensive program to refurbish, modernize and enhance the technology of its equipment.

•	Enhance Design Capacity and New Product Development
Equipment manufacturers constantly face changing industry dynamics.  Titan directs its business and marketing strategy to understand and address the needs of its customers and demonstrate the advantages of its products.  In particular, the Company often collaborates with customers in the design of new and enhanced products.  Titan recommends modified products to its customers based on its own market information.  These value-added services enhance Titan’s relationships with its customers.  The Company tests new designs and technologies and develops methods of manufacturing to improve product quality and performance.  Titan’s engineers have introduced designs for giant mining wheels and tires, which employ an innovative steel radial construction technology. Titan has also developed a Low Sidewall (LSW) tire technology, featuring a larger rim diameter and smaller sidewall than standard tires, which helps reduce power hop, road lope, soil compaction, and provides improved safety and performance.

•	Explore Additional Strategic Acquisitions
The Company’s expertise in the manufacture of off-highway wheels, tires and undercarriage systems and components has permitted it to take advantage of opportunities to acquire businesses that complement this product line.  In the future, Titan may make additional strategic acquisitions of businesses that have an off-highway focus. The Company continually explores worldwide opportunities to expand manufacturing and distribution in order to serve new and existing geographies.

For additional information concerning the revenues, certain expenses, income from operations and assets attributable to each of the segments in which the Company operates, see Note 35 to the Company's consolidated financial statements, included in Item 8 of our 2014 Form 10-K.

AGRICULTURAL SEGMENT
Titan’s agricultural rims, wheels, tires and undercarriage systems and components are manufactured for use on various agricultural equipment, including tractors, combines, skidders, plows, planters and irrigation equipment, and are sold directly to OEMs and to the aftermarket through independent distributors, equipment dealers and Titan’s own distribution centers.  The wheels and rims range in diameter from 9 to 54 inches, with the 54-inch diameter being the largest agricultural wheel manufactured in North America.  Basic configurations are combined with distinct variations (such as different centers and a wide range of material thickness) allowing the Company to offer a broad line of products to meet customer specifications.  Titan’s agricultural tires range from approximately 1 foot to approximately 7 feet in outside diameter and from 5 to 49 inches in width.  The Company offers the added value of delivering a complete wheel and tire assembly to customers.

EARTHMOVING/CONSTRUCTION SEGMENT
The Company manufactures rims, wheels, tires and undercarriage systems and components for various types of OTR earthmoving, mining, military, construction and forestry equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, articulated dump trucks, load transporters, haul trucks, backhoe loaders, crawler tractors, lattice cranes, shovels and hydraulic excavators.  The earthmoving/construction market is often referred to as OTR, an acronym for off-the-road.  The Company provides OEM and aftermarket customers with a broad range of earthmoving/construction wheels ranging in diameter from 20 to 63 inches and in weight from 125 pounds to 7,000 pounds.  The 63-inch diameter wheel is the largest manufactured in North America for the earthmoving/construction market. Titan’s earthmoving/construction tires range from approximately 3 feet to approximately 13 feet in outside diameter and in weight from 50 pounds to 12,500 pounds.  The Company offers the added value of wheel and tire assembly for certain applications in the earthmoving/construction segment.

CONSUMER SEGMENT
Titan manufactures bias truck tires in Latin America and light truck tires in Russia, provides wheels and tires and assembles brakes, actuators and components for the domestic boat, recreational and utility trailer markets.  Titan also offers select products for ATVs, turf, and golf cart applications.

SEGMENT SALES

	Year ended December 31,
(Amounts in thousands)	2014		2013		2012
	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales
Agricultural	$1,016,882	54%	$1,182,187	55%	$1,080,412	59%
Earthmoving/construction	610,596	32%	749,115	34%	501,617	28%
Consumer	268,049	14%	232,293	11%	238,649	13%
	$1,895,527		$2,163,595		$1,820,678

MARKET CONDITIONS OUTLOOK
In 2014, Titan experienced lower sales than 2013. The lower sales levels were primarily the result of decreased demand for high horsepower equipment used in the agricultural market, and decreased demand in the earthmoving/construction segment primarily for products used in the mining industry. These decreases were partially offset by increased demand for products used in the construction industry. In addition, competitive pressures resulting in price erosion, negatively impacted both sales and margins.

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
The Company’s position as a manufacturer of both wheels and tires allows Titan to mount and deliver one of the largest selections of off-highway assemblies in North America. Titan offers this value-added service of one-stop shopping for wheel and tire assemblies for the agricultural, earthmoving/construction and consumer segments.  Both standard and LSW assemblies are delivered as a single, complete unit based on each customer’s unique requirements.

•	Undercarriage Manufacturing Process
The undercarriage components (track groups, track and carrier rollers, idler assemblies and sprockets) are all manufactured from steel and produced according to specifications.

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

RAW MATERIALS
Steel and rubber are the primary raw materials used by the Company in all segments.  To ensure a consistent steel supply, Titan purchases raw steel from key steel mills and maintains relationships with steel processors for steel preparation.  The Company is not dependent on any single producer for its steel supply.  Rubber and other raw materials for tire manufacture represent some of the Company’s largest commodity expenses.  Titan buys rubber in markets where there are usually several sources of supply.  In addition to the development of key domestic suppliers, the Company’s strategic procurement plan includes international steel and rubber suppliers to assure competitive price and quality in the global marketplace.  As is customary in the industry, the Company does not have long-term contracts for the purchase of steel or rubber and, therefore, purchases are subject to price fluctuations. Titan has developed a procurement strategy and practice that will mitigate price risk and lower cost.

CAPITAL EXPENDITURES
Capital expenditures for 2014, 2013 and 2012 were $58.4 million, $80.1 million and $65.7 million, respectively.  The capital expenditures in each year were used primarily for updating manufacturing equipment and for further automation at the Company’s facilities.  Capital expenditures for 2015 are forecasted to be approximately $65 million.  These capital expenditures are anticipated to be used to primarily enhance the Company’s existing facilities and manufacturing capabilities, and drive productivity gains.

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

Titan distributes wheels, tires, assemblies, and undercarriage systems directly to OEMs. The distribution of aftermarket tires occurs primarily through a network of independent and OEM-affiliated dealers.  The Company distributes wheels, tires, wheel and tire assemblies, and undercarriage systems directly to OEMs and aftermarket customers through its distribution network consisting of facilities worldwide.

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

RESEARCH, DEVELOPMENT AND ENGINEERING
The Company’s research, development and engineering staff tests original designs and technologies and develops new manufacturing methods to improve product performance.  These services enhance the Company’s relationships with its customers. Titan's unique advantage as both a wheel and tire manufacturer allow the Company to design, test, and bring to market innovative solutions to meet the specific needs of its customers. Titan has also developed a Low Sidewall (LSW) tire technology, featuring a larger rim diameter and a smaller sidewall than standard tires, which helps reduce power hop, road lope, soil compaction, and provides improved safety and performance. Research and development (R&D) expenses are expensed as incurred.  R&D costs were $14.0 million, $11.2 million and $7.1 million for the years ending December 31, 2014, 2013 and 2012, respectively.

CUSTOMERS
Titan’s 10 largest customers accounted for 41% of net sales for both of the years ended December 31, 2014, and December 31, 2013, respectively.  Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction and consumer segments combined represented 12% and 13% of the Company’s consolidated revenues for the years ended December 31, 2014 and 2013, respectively.  No other customer accounted for more than 10% of the Company’s net sales in 2014 or 2013.  Management believes the Company is not totally dependent on any single customer; however, certain products are dependent on a few customers.  While the loss of any substantial customer could impact Titan’s business, the Company believes that its diverse product mix and customer base may minimize a longer-term impact caused by any such loss.

ORDER BACKLOG
As of January 31, 2015, Titan estimates $371 million in firm orders compared to $514 million at January 31, 2014, for the Company’s operations.  Orders are considered firm if the customer would be obligated to accept the product if manufactured and delivered pursuant to the terms of such orders.  The January 31, 2015 firm order amount included $160 million in the agricultural segment, $189 million in the earthmoving/construction segment, and $22 million in the consumer segment. The January 31, 2014 firm order amount included $238 million in the agricultural segment, $257 million in the earthmoving/construction segment, and $19 million in the consumer segment. The Company believes that the current order backlog will be filled during the current year. The Company's backlog of orders is not considered material to, or a significant factor in, evaluating and understanding any of its business segments or its businesses considered as a whole.

INTERNATIONAL OPERATIONS
In April of 2011, the Company closed on the acquisition of The Goodyear Tire & Rubber Company's Latin American farm tire business. As a result of this transaction, the Company operates a manufacturing facility in Sao Paulo, Brazil. The Latin American operations recorded 16% of the Company's sales for both of the years ended December 31, 2014 and 2013, respectively.

In October of 2012, the Company closed on the acquisition of Titan Europe and, as a result, expanded its global footprint. The Titan Europe operations accounted for 27% of the Company's sales for both of the years ended December 31, 2014 and 2013, respectively.

In October 2013, the Company closed on the acquisition of Voltyre-Prom. As a result of this transaction, the Company operates a manufacturing facility in Volgograd, Russia, expanding its presence to the CIS region. The Voltyre-Prom operations accounted for 5% and 1% of the Company's sales for the years ended December 31, 2014 and 2013, respectively.

EMPLOYEES
At December 31, 2014, the Company employed approximately 6,500 people worldwide, including approximately 4,200 located outside the United States.

In March 2013, the employees covered by their respective collective bargaining agreements at the Company's Bryan, Ohio: Freeport, Illinois: and Des Moines, Iowa facilities, which account for approximately 41% of the Company’s U.S. employees, voted to accept a new four year contract.

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

COMPETITION
The Company competes with several domestic and international companies, some of which are larger and have greater financial and marketing resources than Titan.  The Company believes it is a primary source of steel wheels and rims to the majority of its North American customers.  Major competitors in the off-highway wheel market include GKN Wheels, Ltd., Trelleborg Group, and Topy Industries, Ltd.  Significant competitors in the off-highway tire market include Alliance Tire Company Ltd., Balkrishna Industries Limited (BKT), Bridgestone/Firestone, Michelin, Mitas a.s., and Pirelli. Significant competitors in the undercarriage market include Berco and Caterpillar.

The Company competes primarily on the basis of price, quality, customer service, design capability and delivery time.  The Company’s ability to compete with international competitors may be adversely affected by currency fluctuations.  Titan owns the molds and dies used to produce its wheels and tires. However, certain of the Company’s OEM customers could elect to manufacture the Company’s products to meet their requirements or to otherwise compete with the Company.  There can be no assurance that the Company will not be adversely affected by increased competition in the markets in which it operates, or that competitors will not develop products that are more effective, less expensive or otherwise render certain of Titan’s products less competitive.  From time to time, certain of the Company’s competitors have reduced their prices in particular product categories, which has prompted Titan to reduce prices as well.  There can be no assurance that competitors of the Company will not further reduce prices in the future or that any such reductions would not have a material adverse effect on the Company.

PURCHASE OF VOLTYRE- PROM
On October 4, 2013, Titan in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF)closed the acquisition of an 85% interest in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, for approximately $94.1 million, which includes the assumption of debt. Titan is acting as operating partner with responsibility for Voltyre-Prom's daily operations on behalf of the consortium of which Titan holds a 30% interest. The fair value of the consideration transferred and noncontrolling interests exceeded the fair value of the identified assets acquired less liabilities assumed. Therefore, goodwill of $21.0 million was recorded on the transaction at the time of acquisition. In the fourth quarter of 2014, the Company recorded a noncash goodwill impairment charge of $15.6 million for Voltyre-Prom which removed all goodwill related to this acquisition. The difference from the amount originally recorded was due to foreign currency translation. An initial noncontrolling interest of $14.5 million, representing the 15% not owned by the partnership, was recorded at the acquisition date. In the first half of 2014, the partnership of Titan, OEP, and RDIF purchased an additional 15% to bring total Voltyre-Prom ownership to 100% for the partnership.

NEW YORK STOCK EXCHANGE CERTIFICATION
The Company submitted to the New York Stock Exchange during fiscal 2014 the Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

The agricultural equipment industry is affected by crop prices, farm income and farmland values, weather, export markets and government policies. The earthmoving/construction industry is affected by the levels of government and private construction spending and replacement demand. The mining industry, which is within the earthmoving/construction industry, is affected by raw material commodity prices. The consumer products industry is affected by consumer disposable income, weather, competitive pricing, energy prices and consumer attitudes. In addition, the performance of these industries is sensitive to interest rate and foreign exchange rate changes and varies with the overall level of economic activity.

•	The Company’s customer base is relatively concentrated.
The Company’s ten largest customers, which are primarily original equipment manufacturers (OEMs), accounted for 41% of Titan’s net sales for 2014.  Net sales to Deere & Company represented 12% of total 2014 net sales.  No other customer accounted for more than 10% of net sales in 2014.  As a result, Titan’s business could be adversely affected if one of its larger customers reduces its purchases from Titan due to work stoppages or slow-downs, financial difficulties, as a result of termination provisions, competitive pricing or other reasons.  There is also continuing pressure from the OEMs to reduce costs, including the cost of products and services purchased from outside suppliers such as Titan.  The Company has had long-term relationships with major customers and expects to continue these relationships.  There can be no assurance that Titan will be able to maintain such ongoing relationships.  Any failure to maintain the Company’s relationship with a leading customer could have an adverse effect on results of operations.

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
The Company competes with several domestic and international competitors, some of which are larger and have greater financial and marketing resources than Titan.  Titan competes primarily on the basis of price, quality, customer service, design capability and delivery time.  The Company’s ability to compete with international competitors may be adversely affected by currency fluctuations.  In addition, certain OEM customers could elect to manufacture certain products to meet their own requirements or to otherwise compete with Titan.

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
The Company had total aggregate sales outside the United States of approximately $1,028.0 million, $1,089.9 million and $635.2 million, for the years ended December 31, 2014, 2013 and 2012, respectively. Sales outside the United States have grown substantially as Titan has acquired foreign subsidiaries and sales from these international operations are expected to continue to represent a significant portion of sales.

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
The Company reported net loss of $(152.2) million for the year ended December 31, 2014, and may incur net losses in the future. Although the Company reported net income for the years ended December 31, 2012 and 2013 and the Company expects to generate future profitability, there is no guarantee the Company will be profitable in the future.

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

•	The Company is subject to risks associated with uncertainties related to social, political and economic conditions in Russia.
Geopolitical and economic uncertainties relating to Russia has had and could continue to have a negative impact on the Company's sales and results of operations at the recently acquired Voltyre-Prom business.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The Company’s properties with total square footage above 1 million are detailed by the location, size and focus of each facility as provided in the table below:

	Approximate square footage
Location	Owned	Leased	Use	Segment
Union City, Tennessee	2,149,000		Manufacturing, distribution	All segments
Des Moines, Iowa	2,047,000		Manufacturing, distribution	All segments
Sao Paulo, Brazil	1,282,000		Manufacturing, distribution	All segments
Quincy, Illinois	1,209,000		Manufacturing, distribution	All segments
Freeport, Illinois	1,202,000		Manufacturing, distribution	All segments
Natchez, Mississippi		1,203,000	Storage	See note (a)

(a)	The Natchez facility is currently being used for storage. The Company’s facility in Natchez, Mississippi is not in operation.

The Company’s total properties by continent are detailed by the location, size and focus as provided in the table below:

	Approximate square footage
Location	Owned	Leased	Use	Segment
North America	8,660,000	1,639,000	Manufacturing, distribution	All segments
South America	1,434,000	23,000	Manufacturing, distribution	All segments
Europe	1,487,000	54,000	Manufacturing, distribution	All segments
Australia		526,000	Manufacturing, distribution	All segments
Asia	646,000	137,000	Manufacturing, distribution	All segments
Africa		11,000	Manufacturing, distribution	All segments

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

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol TWI.  On February 17, 2015, there were approximately 400 holders of record of Titan common stock and an estimated 16,500 beneficial stockholders.  The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE, as well as information concerning per share dividends declared for the periods indicated.

2014	High	Low	Dividends Declared
First quarter	$19.89	$16.22	$0.005
Second quarter	19.28	15.29	0.005
Third quarter	17.20	11.76	0.005
Fourth quarter	11.83	9.14	0.005
2013
First quarter	$27.12	$20.13	$0.005
Second quarter	25.15	15.77	0.005
Third quarter	18.26	14.14	0.005
Fourth quarter	18.15	14.19	0.005

PERFORMANCE COMPARISON GRAPH
The performance graph compares cumulative total return for the Company’s common stockholders over the past five years against the cumulative total return of the Standard & Poor’s 600 Agricultural & Farm Machinery Index, and against the Standard & Poor’s 500 Stock Index.  The graph depicts the value on December 31, 2014, of a $100 investment made on December 31, 2009, in Company common stock and each of the other two indices, with all dividends reinvested.  Titan’s common stock is traded on the NYSE under the symbol TWI.

	Fiscal Year Ended December 31,
	2009	2010	2011	2012	2013	2014
Titan International, Inc.	$100.00	$241.35	$240.60	$268.79	$222.76	$131.89
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
S&P 600 Agricultural & Farm Machinery Index (a)	100.00	144.16	136.16	191.35	239.38	222.76
(a) The S&P 600 Agricultural & Farm Machinery index was created March 2014. The index data above reflects the old S&P 600 Construction & Farm Machinery & Heavy Trucks index from 12/31/09 - 2/28/14 and the new S&P 600 Agricultural & Farm Machinery index from 3/31/14 - forward.

ITEM 6 – SELECTED FINANCIAL DATA

The selected financial data presented below, as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, are derived from the Company’s consolidated financial statements, as audited by Grant Thornton LLP, an independent registered public accounting firm for the years ended December 31, 2014, 2013, and 2012, and PricewaterhouseCoopers LLP, an independent registered public accounting firm for the years ended December 31, 2011, and 2010, and should be read in conjunction with the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and notes thereto.

(All amounts in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net sales	$1,895,527	$2,163,595	$1,820,678	$1,486,998	$881,591
Mining asset impairment and inventory writedown	39,932	—	—	—	—
Gross profit	140,643	295,190	294,139	232,108	104,090
Noncash goodwill impairment charge	36,571	—	—	—	—
Supply agreement termination income	—	—	(26,134)	—	—
Income (loss) from operations	(97,625)	102,395	174,708	132,173	30,945
Gain (loss) on senior note repurchase	—	(22,734)	—	—	(14,573)
Noncash Titan Europe gain	—	—	26,700	—	—
Gain on earthquake insurance recovery	—	22,451	—	—	—
Income (loss) before income taxes	(152,244)	54,734	192,251	95,895	(9,190)
Net income (loss)	(130,425)	29,687	105,638	58,136	(5,926)
Net loss attributable to noncontrolling interests	(49,964)	(5,518)	(1,593)	(16)	—
Net income (loss) attributable to Titan	(80,461)	35,205	107,231	58,152	(5,926)
Net income (loss) per share – basic	(1.50)	.66	2.47	1.40	(.17)
Net income (loss) per share – diluted	(1.50)	.64	2.05	1.18	(.17)
Dividends declared per common share	0.02	0.02	0.02	0.02	0.02

(All amounts in thousands)	As of December 31,
	2014	2013	2012	2011	2010
Working capital	$534,374	$621,307	$529,043	$388,827	$388,997
Current assets	835,930	1,007,878	996,123	564,593	481,350
Total assets	1,495,724	1,821,231	1,710,235	1,010,286	780,880
Long-term debt (a)	496,503	497,694	441,438	317,881	373,564
Stockholders’ equity	590,058	798,036	632,362	396,879	272,031

(a)	Excludes amounts due within one year and classified as a current liability.

ITEM 7	– MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Actual results could differ materially from these forward-looking statements as a result of certain factors, including:

•	The effect of a recession on the Company and its customers and suppliers

•	Changes in the Company’s end-user markets as a result of world economic or regulatory influences

•	Changes in the marketplace, including new products and pricing changes by the Company’s competitors

•	Ability to maintain satisfactory labor relations

•	Unfavorable outcomes of legal proceedings

•	Availability and price of raw materials

•	Levels of operating efficiencies

•	Unfavorable product liability and warranty claims

•	Actions of domestic and foreign governments

•	Geopolitical and economic uncertainties relating to Russia could have a negative impact on the Company's sales and results of operations at the recently acquired Voltyre-Prom business

•	Results of investments

•	Fluctuations in currency translations

•	Climate change and related laws and regulations

•	Risks associated with environmental laws and regulations
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

The following table provides highlights for the year ended December 31, 2014, compared to 2013 (amounts in thousands):

	2014	2013
Net sales	$1,895,527	$2,163,595
Income (loss) from operations	(97,625)	102,395
Net income (loss)	(130,425)	29,687

The Company recorded sales of $1,895.5 million for 2014, which were 12% lower than the 2013 sales of $2,163.6 million. Sales decreased 10% as the result of price/mix reductions driven by decreased demand for high horsepower agricultural equipment, and decreased demand in the earthmoving/construction segment primarily for products used in the mining industry. These decreases were partially offset by increased demand for products used in the construction industry. In addition, competitive pressures resulting in price erosion, negatively impacted sales. Overall volume decreased 4%, and unfavorable currency translation decreased sales by 2%. The decrease in net sales was partially offset by the inclusion of the recently acquired Voltyre-Prom business which increased sales 4%.

The Company’s loss from operations was $97.6 million for 2014 compared to income of $102.4 million for 2013.  Titan’s net loss was $130.4 million for 2014 compared to net income of $29.7 million in 2013.  Diluted loss per share was $(1.50) in 2014, compared to diluted income per share of $0.64 in 2013.  Decreased demand for high horsepower agricultural equipment and products used in the mining industry negatively impacted gross profit. Generally, there are higher margins associated with these product categories. The lower market demand also drove competitive pressures resulting in price erosion that further deteriorated both sales and gross margins. Lost leverage and reduced productivity in the plants are also consequences of lower sales. Noncash charges totaling $76.5 million had a negative impact on income from operations. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded inventory writedowns of $16.7 million in 2014 to adjust the value of mining product inventory to estimated market value. In the fourth quarter of 2014, the Company recorded a noncash charge for the impairment of goodwill of $36.6 million.

MINING ASSET IMPAIRMENT AND INVENTORY WRITEDOWN
In 2014, the Company recorded an asset impairment and inventory writedowns of $23.2 million and $16.7 million, respectively. The impairment was recorded on machinery, equipment and molds used to produce giant mining tires. Mining products are included in the Company's earthmoving/construction segment. In the second quarter of 2014, several large mining equipment manufacturers significantly decreased their sales forecast for mining equipment. The Company's sales of mining product were deteriorating at an accelerated pace. Therefore, the company tested mining related assets for impairment in the second quarter of 2014. The fair value of the mining equipment was determined using a cost and market approach. The inventory writedowns were to adjust the value of mining product inventory to estimated market value.

PURCHASE OF VOLTYRE-PROM
On October 4, 2013, Titan in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF)closed the acquisition of an 85% interest in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, for approximately $94.1 million, which includes the assumption of debt. Titan is acting as operating partner with responsibility for Voltyre-Prom's daily operations on behalf of the consortium of which Titan holds a 30% interest. The fair value of the consideration transferred and noncontrolling interests exceeded the fair value of the identified assets acquired less liabilities assumed. Therefore, goodwill of $21.0 million was recorded on the transaction at the time of acquisition. In the fourth quarter of 2014, the Company recorded a noncash goodwill impairment charge of $15.6 million for Voltyre-Prom which removed all goodwill related to this acquisition. The difference from the amount originally recorded was due to foreign currency translation. An initial noncontrolling interest of $14.5 million, representing the 15% not owned by the partnership, was recorded at the acquisition date. In the first half of 2014, the partnership of Titan, OEP, and RDIF purchased an additional 15% to bring total Voltyre-Prom ownership to 100% for the partnership.

PURCHASE OF TITAN EUROPE
On October 31, 2012, Titan acquired over 97% of the outstanding stock of Titan Europe and in December 2012, the remaining 3% interest was acquired. Titan Europe is an international engineering group which designs and manufactures wheels, undercarriage components and assemblies for tracked and wheeled "off-road vehicles." Prior to the acquisition, Titan held a 21.8% ownership percentage in Titan Europe. Titan Europe shareholders received one share of new Titan common stock for every 11 Titan Europe shares held. A total of 6,257,051 new shares of Titan were issued with a value of $121.8 million. In addition, Titan paid cash of $5.6 million for option payouts and partial shares. Titan's previous investment in Titan Europe had a fair value on the acquisition date of $31.7 million. Total consideration including the value of stock issued, cash payments, and the fair value of previously held Titan Europe shares totaled $159.1 million. A gain of $26.7 million was recorded on Titan's previously held interest in Titan Europe which was recorded as Noncash Titan Europe gain in the consolidated statement of operations. This gain was previously recorded in other comprehensive income (loss).

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

	As a Percentage of Net Sales Year ended December 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	90.5	86.4	83.8
Mining asset impairment and inventory writedown	2.1	—	—
Gross profit	7.4	13.6	16.2
Selling, general and administrative expenses	9.2	7.7	6.9
Research and development	0.7	0.5	0.4
Royalty expense	0.7	0.7	0.7
Noncash goodwill impairment charge	1.9	—	—
Supply agreement termination income	—	—	(1.4)
Income (loss) from operations	(5.1)	4.7	9.6
Interest expense	(1.9)	(2.2)	(1.5)
Convertible debt conversion charge	—	(0.3)	—
Loss on senior note repurchase	—	(1.1)	—
Noncash Titan Europe gain	—	—	1.5
Gain on earthquake insurance recovery	—	1.0	—
Gain on acquisition	—	—	0.6
Other income (expense)	(1.0)	0.3	0.4
Income (loss) before income taxes	(8.0)	2.4	10.6
Income tax provision (benefit)	(1.2)	1.2	4.8
Net income (loss)	(6.8)%	1.2%	5.8%
Net loss attributable to noncontrolling interests	(2.6)	(0.3)	(0.1)
Net income (loss) attributable to Titan	(4.2)%	1.5%	5.9%

In addition, the following table sets forth components of the Company’s net sales classified by segment for the years ended December 31, (amounts in thousands):

	2014	2013	2012
Agricultural	$1,016,882	$1,182,187	$1,080,412
Earthmoving/Construction	610,596	749,115	501,617
Consumer	268,049	232,293	238,649
Total	$1,895,527	$2,163,595	$1,820,678

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

Impairment of Goodwill
The carrying value of the Company's goodwill was $0.0 million at December 31, 2014, and $42.1 million at December 31, 2013. The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  At the time of the review, the Company determines if it will first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350.

When the two-step goodwill impairment test is performed, the Company evaluates the recoverability of goodwill by estimating the future reporting unit discounted cash flows.  In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends and economic conditions.  When the Company’s estimated fair value of the reporting unit is less than the carrying value, a second step of the impairment analysis is performed.  In this second step, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.

In the fourth quarter of 2014, the recoverability of all goodwill was evaluated by estimating future discounted cash flows. The Company recorded a noncash charge for the impairment of goodwill in the amount of $36.6 million on both a pre-tax and after-tax basis. The charge included $11.4 million of earthmoving/construction goodwill related to the acquisition of Titan Australia; $9.6 million of agricultural goodwill related to the acquisition of the Latin America farm tire business; and $15.6 million of goodwill related to the acquisition of Voltyre-Prom. The Voltyre-Prom goodwill included $11.0 million in the agricultural segment, $2.6 million in the earthmoving/construction segment, and $2.0 million in the consumer segment.

The key factor leading to the impairment of the Australia goodwill was the continued downturn in the mining industry. During 2014, the price of iron ore declined over 40%. The extended downturn led to changes in assumptions regarding future cash flows which culminated in the goodwill impairment. The key factors leading to the impairment of the Voltyre-Prom goodwill were the changes in the political and economic factors which occurred in Russia during 2014. The changes including devaluation of the Russian ruble and increases in interest rates accelerated in the fourth quarter of 2014 which led to changes in assumptions regarding future cash flows which resulted in goodwill impairment. The key factors leading to the impairment of the Latin American goodwill were a softening of the agricultural tire market and the Brazilian economy as a whole. The slowdown which began in the third quarter accelerated in the fourth quarter. As a result of the slowdown there was competitive pricing pressure impacting both sales and profits. These changes led to changes in assumptions regarding future cash flows which resulted in goodwill impairment.

Inventories
Inventories are valued at the lower of cost or market.  At December 31, 2014, approximately 11% of the Company's inventories were valued under the last-in, first out (LIFO) method. The majority of steel material inventory in North America is accounted for under the LIFO method.  The remaining inventories were valued under the first-in, first out (FIFO) method or average cost method. Market value is estimated based on current selling prices.  Estimated provisions are established for slow-moving and obsolete inventory.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries.  Titan expects to contribute approximately $6 million to these frozen defined pension plans in 2015.  For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 29 to the Company’s financial statements.

The effect of hypothetical changes to selected assumptions on the Company’s frozen pension benefit obligations would be as follows (amounts in thousands):

		December 31, 2014		2013
Assumptions	Percentage Change	Increase (Decrease) PBO (a)	Increase (Decrease) Equity	Increase (Decrease) Expense
Pension
Discount rate	+/-5	$(6,428)/$6,971	$6,428/$(6,971)	$(234)/$257
Expected return on assets	+/-5			$(400)/$400

(a)	Projected benefit obligation (PBO) for pension plans.

Product Warranties
The Company provides limited warranties on workmanship on its products in all market segments. The majority of the Company's products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. Actual warranty experience may differ from historical experience. The Company's warranty accrual was $28.1 million at December 31, 2014, and $33.1 million at December 31, 2013.

FISCAL YEAR ENDED DECEMBER 31, 2014, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2013

RESULTS OF OPERATIONS

Highlights for the year ended December 31, 2014, compared to 2013 (amounts in thousands):

	2014	2013	% Decrease
Net sales	$1,895,527	$2,163,595	(12)%
Cost of sales	1,714,952	1,868,405	(8)%
Mining asset impairment and inventory writedown	39,932	—	n/a
Gross profit	140,643	295,190	(52)%
Gross profit percentage	7.4%	13.6%

Net Sales
Net sales for the year ended December 31, 2014, were $1,895.5 million compared to $2,163.6 million for the year ended December 31, 2013, a decrease of 12%. Sales decreased 10% as the result of price/mix reductions driven by decreased demand for high horsepower agricultural equipment, and decreased demand in the earthmoving/construction segment primarily for products used in the mining industry. These decreases were partially offset by increased demand for products used in the construction industry. In addition, competitive pressures resulting in price erosion, negatively impacted sales. Overall volume decreased 4%, and unfavorable currency translation decreased sales by 2%. The decrease in net sales was partially offset by the inclusion of the recently acquired Voltyre-Prom business which increased sales 4%.

Cost of Sales, Mining Asset Impairment, Mining Inventory Writedown and Gross Profit
Cost of sales was $1,715.0 million for the year ended December 31, 2014, as compared to $1,868.4 million in 2013. Gross profit for the year 2014 was $140.6 million, or 7.4% of net sales, compared to $295.2 million, or 13.6% of net sales for 2013.  Decreased demand for high horsepower agricultural equipment and products used in the mining industry negatively impacted gross profit. Generally, there are higher margins associated with these product categories. The lower market demand also drove competitive pressures resulting in price erosion that further deteriorated both sales and gross margins. Lost leverage and reduced productivity in the plants are also consequences of lower sales. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded inventory writedowns of $16.7 million in 2014 to adjust the value of mining product inventory to estimated market value.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):

	2014	2013	% Increase
Selling, general and administrative	$173,614	$167,371	4%
Percentage of net sales	9.2%	7.7%

Selling, general and administrative (SG&A) expenses were $173.6 million, or 9.2% of net sales, for the year ended December 31, 2014, as compared to $167.4 million, or 7.7% of net sales, for 2013.  The higher SG&A expenses were primarily the result of approximately $5 million of costs relating to the closing of a facility in Crespellano, Italy and approximately $3 million of SG&A expenses at recently acquired facilities, offset by a decrease in incentive compensation and a reduction of bad debt expense. The increase in SG&A as a percentage of sales was primarily the result of decreased sales levels.

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):

	2014	2013	% Increase
Research and development	$14,005	$11,165	25%
Percentage of net sales	0.7%	0.5%

Research and development (R&D) expenses were $14.0 million, or 0.7% of net sales, for the year ended December 31, 2014, as compared to $11.2 million, or 0.5% of net sales, for 2013. Increased R&D is primarily attributable to the investment in LSW as a cornerstone of the Company's strategy.

Royalty Expense
Royalty expense was as follows (amounts in thousands):

	2014	2013	% Decrease
Royalty expense	$14,078	$14,259	(1)%

The Company has a trademark license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain tires in North America and Latin America under the Goodyear name.  The North American and Latin American farm tire royalties were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition. In May 2012, the Company and Goodyear entered into an agreement under which Titan will sell certain non-farm tire products directly to third party customers and pay a royalty to Goodyear. Royalty expenses were $14.1 million for the year ended December 31, 2014, as compared to $14.3 million in 2013.

Noncash Goodwill Impairment Charge
Noncash goodwill impairment charge was as follows (amounts in thousands):

	2014	2013	% Increase
Noncash goodwill impairment charge	$36,571	$—	n/a

In the fourth quarter of 2014, the Company recorded a noncash charge for the impairment of goodwill of $36.6 million on both a pre-tax and after-tax basis. The charge included $11.4 million of earthmoving/construction goodwill related to the acquisition of Titan Australia; $9.6 million of agricultural goodwill related to the acquisition of the Latin America farm tire business; and $15.6 million of goodwill related to the acquisition of Voltyre-Prom. The Voltyre-Prom goodwill included $11.0 million in the agricultural segment, $2.6 million in the earthmoving/construction segment, and $2.0 million in the consumer segment.

The key factor leading to the impairment of the Australia goodwill was the continued downturn in the mining industry. During 2014, the price of iron ore declined over 40%. The extended downturn led to changes in assumptions regarding future cash flows which culminated in the goodwill impairment. The key factors leading to the impairment of the Voltyre-Prom goodwill were the changes in the political and economic factors which occurred in Russia during 2014. The changes including devaluation of the Russian ruble and increases in interest rates accelerated in the fourth quarter of 2014 which led to changes in assumptions regarding future cash flows which resulted in goodwill impairment. The key factors leading to the impairment of the Latin American goodwill were a softening of the agricultural tire market and the Brazilian economy as a whole. The slowdown which began in the third quarter accelerated in the fourth quarter. As a result of the slowdown there was competitive pricing pressure impacting both sales and profits. These changes led to changes in assumptions regarding future cash flows which resulted in goodwill impairment.

Income from Operations
Income from operations was as follows (amounts in thousands):

	2014	2013	% Decrease
Income (loss) from operations	$(97,625)	$102,395	n/a
Percentage of net sales	(5.1)%	4.7%

Loss from operations for the year ended December 31, 2014, was $(97.6) million, or (5.1)% of net sales, compared to income of $102.4 million, or 4.7% of net sales, in 2013.  This decrease was the net result of the items previously discussed.

Interest Expense
Interest expense was as follows (amounts in thousands):

	2014	2013	% Decrease
Interest expense	$36,564	$47,120	(22)%

Interest expense for the year 2014 was $36.6 million compared to $47.1 million in 2013.  The Company’s interest expense for 2014 decreased from the previous year primarily as a result of the repurchase of the 7.875% senior secured notes due October 2017 (senior secured notes due 2017) in the fourth quarter of 2013, and decreased debt balances at Titan Europe.

Convertible Debt Conversion Charge
Convertible debt conversion charge was as follows (amounts in thousands):

	2014	2013	% Decrease
Convertible debt conversion charge	$—	$7,273	(100)%

In the first quarter of 2013, the Company closed an Exchange Agreement with a note holder of the 5.625% convertible senior subordinated notes due January 2017 (convertible notes). The two parties privately negotiated an agreement to exchange approximately $52.7 million in aggregate principal amount of the convertible notes for approximately 4.9 million shares of the Company's common stock plus a cash payment totaling $14.2 million. In connection with this exchange, the Company recognized a charge of $7.3 million in accordance with accounting standards for debt conversion.

Loss on Senior Note Repurchase
Loss on senior note repurchase (amounts in thousands):

	2014	2013	% Decrease
Loss on senior note repurchase	$—	$22,734	(100)%

In the fourth quarter of 2013, Titan satisfied and discharged the indenture relating to the senior secured notes due 2017 by completing a tender offer settlement and redemption of all of its outstanding $525 million principal amount of the notes, including $325 million issued in 2013. In connection with this tender offer and redemption, the Company recorded expenses of $22.7 million. These expenses were related to early tender premium of $25.0 million, redemption premium of $8.1 million, unamortized deferred financing fees of $7.3 million, and other fees of $0.2 million, offset by unamortized premium on the notes of $(17.9) million.

Gain on Earthquake Insurance Recovery
Gain on earthquake insurance recovery (amounts in thousands):

	2014	2013	% Decrease
Gain on earthquake insurance recovery	$—	$22,451	(100)%

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

Other Income (Expense)
Other income (expense) was as follows (amounts in thousands):

	2014	2013	% Decrease
Other income (expense)	$(18,055)	$7,015	n/a

Other expense was $18.1 million for the year ended December 31, 2014, as compared to other income of $7.0 million in 2013.  The major items included in 2014 were:  (i) currency exchange loss of $31.7 million; (ii) gain on sale of assets of $3.4 million; (iii) interest income of $3.0 million; (iv) discount amortization on prepaid royalty of $2.7 million; (v) Wheels India Limited equity income of $2.1 million; and (vi) investment gain related to contractual obligation of $1.1 million.

The major items included in 2013 were:  (i) currency exchange loss of $4.9 million; (ii) discount amortization on prepaid royalty of $3.3 million; (iii) interest income of $3.4 million; (iv) Wheels India Limited equity income of $1.4 million; and (v) investment gain related to contractual obligation of $1.3 million.

Foreign currency gain (losses) in 2014 and 2013, primarily reflect the translation of intercompany loans at certain foreign subsidiaries denominated in currencies other than their functional currencies. Since such loans are expected to be settled in cash at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates. During 2014, the translation of these intercompany loan balances was significant due to the relative strength of the U.S. dollar in relation to the functional currencies of the loans.

The Company's investment in Wheels India Limited decreased from 41.7% to 34.2% during the first quarter of 2014 due to an equity offering by Wheels India Limited.

Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes was as follows (amounts in thousands):

	2014	2013	% Decrease
Provision (benefit) for income taxes	$(21,819)	$25,047	n/a

The Company recorded benefit for income taxes of $(21.8) million in 2014, as compared to income tax expense of $25.0 million in 2013.   The Company's effective tax rate was 14% in 2014 and 46% in 2013. The Company's 2014 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of non-deductible goodwill impairment recorded in 2014 and the increase in the valuation allowance against deferred tax assets. The Company's 2013 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of a change in Italian law making the insurance proceeds from the earthquake non-taxable. In addition, as a result of the reassessment of the realizability of the deferred tax assets due to the Italian law change, a valuation allowance was established on the Italy net deferred tax assets. Other items contributing to the rate difference are state income tax expense, unrecognized tax benefits, foreign earnings, domestic production activities deduction, and tax deductible expenses related to the convertible notes repurchase.

Net Income (Loss)
Net income (loss) was as follows (amounts in thousands):

	2014	2013	% Decrease
Net income (loss)	$(130,425)	$29,687	n/a

Net loss for the year ended December 31, 2014, was $130.4 million, compared to net income of $29.7 million in 2013. Basic earnings per share was $(1.50) for the year ended December 31, 2014 as compared to $0.66 in 2013. Diluted earnings per share was $(1.50) for the year ended December 31, 2014 as compared to $.64 in 2013. The Company's net income and earnings per share were lower due to the items previously discussed.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	2014	2013	% Decrease
Net sales	$1,016,882	$1,182,187	(14)%
Gross profit	134,688	198,910	(32)%
Income from operations	63,838	151,841	(58)%

Net sales in the agricultural market were $1,016.9 million for the year ended December 31, 2014, as compared to $1,182.2 million in 2013, a decrease of 14%. The inclusion of the recently acquired Voltyre-Prom business increased sales 5%.
Overall sales experienced reductions in volume of 12% and price/mix of 6% as a consequence of decreased demand for high horsepower agricultural equipment. Unfavorable currency translation decreased sales by 1%.

Gross profit in the agricultural market was $134.7 million for the year 2014, as compared to $198.9 million in 2013.  Income from operations in the agricultural market was $63.8 million for the year 2014, as compared to $151.8 million in 2013.  Decreased demand for high horsepower agricultural equipment, which generally has a higher margin, negatively impacted gross profit. The lower market demand also drove competitive pressures resulting in price erosion that further deteriorated both sales and gross margins. In addition, the Company's gross profit, as a percentage of net sales, and income from operations decreased as a result of the addition of the recently acquired Voltyre-Prom business at lower margins. The income from operations was also decreased by a noncash goodwill impairment charge of $20.6 million.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):

	2014	2013	% Decrease
Net sales	$610,596	$749,115	(18)%
Gross profit (loss)	(7,609)	83,358	n/a
Income (loss) from operations	(80,600)	22,008	n/a

The Company's earthmoving/construction market net sales were $610.6 million for the year ended December 31, 2014, as compared to $749.1 million in 2013, a decrease of 18%. Segment sales experienced price/mix reductions of 20% as a consequence of reduced demand for Titan products used in the mining industry, including giant OTR tires. This decrease was partially offset by increased demand for products used in the construction industry. The inclusion of the recently acquired Voltyre-Prom business increased sales 2%. Overall unit volume was consistent with prior year, considering the growth in smaller construction units was offset by the decline in the higher priced mining units.

Gross profit in the earthmoving/construction market was $(7.6) million for the year 2014, as compared to $83.4 million in 2013. The Company's earthmoving/construction market loss from operations was $(80.6) million for the year 2014, as compared to income from operations of $22.0 million in 2013. Gross profit and income from operations decreased primarily as a result of a significant decrease in demand for Titan products used in the mining industry. Generally, there are higher margins associated with the larger, more complex mining products. The lower market demand also drove competitive pressures resulting in price erosion that further deteriorated both sales and gross margin. Lost leverage and reduced productivity in the plants are also consequences of lower sales. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded inventory writedowns of $16.7 million to adjust the value of mining product inventory to estimated market value. The income from operations was also decreased by a noncash goodwill impairment charge of $14.0 million.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	2014	2013	% Increase
Net sales	$268,049	$232,293	15%
Gross profit	16,250	15,542	5%
Income (loss) from operations	(8,766)	1,630	n/a

Consumer market net sales were $268.0 million for the year ended December 31, 2014, as compared to $232.3 million in 2013, an increase of 15%.

Gross profit from the consumer market was $16.3 million in 2014 as compared to $15.5 million in 2013.  Consumer market loss from operations was $(8.8) million for the year 2014, as compared to income from operations of $1.6 million in 2013. The Company's gross profit, as a percentage of net sales, and income from operations decreased as a result of competitive pricing on bias truck tires in Latin America. In addition, the Company's gross profit, as a percentage of net sales, and income from operations decreased as a result of the addition of the recently acquired Voltyre-Prom business at lower margins. The income from operations was also decreased by a noncash goodwill impairment charge of $2.0 million.

Segment Summary
(Amounts in thousands)

2014	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$1,016,882	$610,596	$268,049	$—	$1,895,527
Gross profit (loss)	134,688	(7,609)	16,250	(2,686)	140,643
Income (loss) from operations	63,838	(80,600)	(8,766)	(72,097)	(97,625)
2013
Net sales	$1,182,187	749,115	$232,293	$—	$2,163,595
Gross profit (loss)	198,910	83,358	15,542	(2,620)	295,190
Income (loss) from operations	151,841	22,008	1,630	(73,084)	102,395

Corporate Expenses
Income from operations on a segment basis does not include corporate expenses totaling $72.1 million for the year ended December 31, 2014, as compared to $73.1 million in 2013. Corporate expenses were composed of selling and marketing expenses of approximately $33 million and $32 million for the year ended December 31, 2014, and 2013, respectively; and administrative expenses of approximately $39 million and $41 million for the year ended December 31, 2014, and 2013, respectively.

FISCAL YEAR ENDED DECEMBER 31, 2013, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2012

RESULTS OF OPERATIONS

Highlights for the year ended December 31, 2013, compared to 2012 (amounts in thousands):

	2013	2012	% Increase
Net sales	$2,163,595	$1,820,678	19%
Cost of sales	1,868,405	1,526,539	22%
Gross profit	295,190	294,139	—%
Gross profit percentage	13.6%	16.2%

Net Sales
Net sales for the year ended December 31, 2013, were $2,163.6 million compared to $1,820.7 million for the year ended December 31, 2012, an increase of 19%. Sales increased 30% from the inclusion of recently acquired entities, including $484.3 million at Titan Europe. The increase in net sales was partially offset by a price/mix reduction which resulted largely from decreased raw material prices that were generally passed on to customers and decreased sales 9%, and unfavorable currency translation which decreased sales by 2%.

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

Interest expense for the year 2013 was $47.1 million compared to $27.7 million in 2012.  The Company’s interest expense for 2013 increased from the previous year primarily as a result of approximately $9 million of interest for the additional 7.875% senior secured notes issued in the first quarter of 2013 and approximately $6 million of interest for the 6.875% senior secured notes due 2020 (senior secured notes due 2020) issued in the fourth quarter of 2013. Interest expense for the first ten months of 2013 at the recently acquired Titan Europe of approximately $8 million also contributed to the increase.

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

The Company recorded provision for income taxes of $25.0 million in 2013, as compared to $86.6 million in 2012.   The Company's effective tax rate was 46% in 2013 and 45% in 2012. The Company's 2013 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of a change in Italian law making the insurance proceeds from the earthquake non-taxable. In addition, as a result of the reassessment of the realizability of the deferred tax assets due to the Italian law change, a valuation allowance was established on the Italy net deferred tax assets. Other items contributing to the rate difference are state income tax expense, unrecognized tax benefits, foreign earnings, domestic production activities deduction, and tax deductible expenses related to the convertible notes repurchase. The Company's 2012 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal rate to pre-tax income primarily as a result of incremental foreign taxes, state income tax, unrecognized tax benefits, the Domestic Production exemption and the write off of the deferred tax asset related to the Titan Europe investment.

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

Net sales in the agricultural market were $1,182.2 million for the year ended December 31, 2013, as compared to $1,080.4 million in 2012, an increase of 9%. Sales increased 15% from the inclusion of recently acquired entities. Sales volume was 5% higher as the result of increased demand in the Company's agricultural segment. The increase in net sales was partially offset by a price/mix reduction which resulted largely from decreased raw material costs passed through to customers that decreased sales 9%, and unfavorable currency translation which decreased sales by 2%.

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

The Company's earthmoving/construction market net sales were $749.1 million for the year ended December 31, 2013, as compared to $501.6 million in 2012, an increase of 49%. Sales increased 73% from the inclusion of recently acquired entities, primarily Titan Europe which recorded earthmoving/construction sales of $332.3 million in the first ten months of 2013. The increase in net sales was partially offset by weakened demand which contributed to a 17% decrease in sales volume, and a price/mix reduction which resulted largely from decreased demand for larger products used in the mining industry that decreased sales 7%.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of December 31, 2014, the Company had $201.5 million of cash.

(amounts in thousands)	Year ended December 31,
	2014	2013	Change
Cash	$201,451	$189,360	$12,091

The cash balance increased by $12.1 million from December 31, 2013, due to the following items.

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Year ended December 31,
	2014	2013	Change
Net income (loss)	$(130,425)	$29,687	$(160,112)
Depreciation and amortization	88,704	80,622	8,082
Mining asset impairment	23,242	—	23,242
Mining inventory writedown	16,690	—	16,690
Deferred income tax provision	(24,800)	(4,004)	(20,796)
Noncash goodwill impairment charge	36,571	—	36,571
Convertible debt conversion charge	—	7,273	(7,273)
Loss on note repurchase	—	22,734	(22,734)
Gain on earthquake insurance recovery	—	(22,451)	22,451
Insurance proceeds	—	35,808	(35,808)
Accounts receivable	54,686	26,417	28,269
Inventories	20,933	(30,280)	51,213
Prepaid and other current assets	30,324	(39,825)	70,149
Accounts payable	(23,777)	9,479	(33,256)
Other current liabilities	(2,089)	(556)	(1,533)
Other liabilities	18,487	(3,375)	21,862
Other operating activities	5,526	5,120	406
Cash provided by operating activities	$114,072	$116,649	$(2,577)

For the year ended December 31, 2014, operating activities provided cash of $114.1 million, which was $2.6 million less than the prior year. Included in net loss of $130.4 million were noncash charges for depreciation and amortization of $88.7 million, noncash goodwill impairment charge of $36.6 million, mining asset impairment charge of $23.2 million, and mining inventory writedown of $16.7 million. The changes in operational working capital increased cash flows by $80.1 million in 2014 compared to a decrease of $34.8 million in 2013. The 2014 working capital increase was primarily due to a decrease in accounts receivable of $54.7 million. For additional details, see the Consolidated Statement of Cash Flows on page F-8.

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

The Company's inventory and accounts receivable balances were lower at December 31, 2014, as compared to December 31, 2013. Days sales in inventory decreased to 68 days at December 31, 2014, compared to 74 days at December 31, 2013. Days sales outstanding decreased to 47 days at December 31, 2014, from 48 days at December 31, 2013.

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Year ended December 31,
	2014	2013	Change
Acquisitions	$(13,395)	$(95,681)	$82,286
Additional equity investment in Wheels India	—	(8,017)	8,017
(Increase) decrease in restricted cash deposits	14,268	(14,473)	28,741
Capital expenditures	(58,439)	(80,131)	21,692
Other investing activities	5,044	5,223	(179)
Cash used for investing activities	$(52,522)	$(193,079)	$140,557

Net cash used for investing activities was $52.5 million in 2014, as compared to $193.1 million in 2013 and $63.9 million in 2012. The Company invested a total of $58.4 million in capital expenditures in 2014, compared to $80.1 million in 2013 and $65.7 million in 2012. In 2014, approximately $1 million of the capital expenditures related to recently acquired facilities, compared to $25 million and $14 million in 2013 and 2012, respectively. The remaining capital expenditures of approximately $57 million in 2014, approximately $55 million in 2013, and approximately $52 million in 2012, represent various equipment purchases and improvements to enhance production capabilities of Titan’s existing business and maintaining existing equipment.

Cash used for investing decreased $140.6 million from the year ended December 31, 2013, to December 31, 2014.  In 2013, approximately $94 million was used for the acquisition of Voltyre-Prom.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Year ended December 31,
	2014	2013	Change
Proceeds from borrowings	$15,708	$788,704	$(772,996)
Repurchase of senior notes	—	(558,360)	558,360
Convertible note conversion	—	(14,090)	14,090
Capital contribution from noncontrolling interest	—	79,592	(79,592)
Proceeds from exercise of stock options	141	1,001	(860)
Payment of financing fees	(33)	(12,332)	12,299
Payment on debt	(60,345)	(200,721)	140,376
Excess tax benefit from stock options exercised	(672)	(68)	(604)
Dividends paid	(1,073)	(1,046)	(27)
Cash provided by (used for) financing activities	$(46,274)	$82,680	$(128,954)

Net cash used for financing activities was $46.3 million in 2014.  This cash was primarily used for payment of debt of $60.3 million, partially offset by proceeds from borrowings of $15.7 million.

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

Financing cash flows decreased by $129.0 million when comparing 2014 to 2013.  Financing cash flows increased by $87.3 million when comparing 2013 to 2012.  The changes from year to year are primarily the result of activity related to debt borrowings and payments.

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

LIQUIDITY OUTLOOK
At December 31, 2014, the Company had $201.5 million of cash and cash equivalents and no outstanding borrowings on the Company's $150 million revolving credit facility. Titan’s availability under this domestic facility may be less than $150 million as a result of eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At December 31, 2014, the amount available was $94.2 million as a result of the Company’s decrease in sales which impacted both accounts receivable and inventory balances at year end. The cash and cash equivalents balance of $201.5 million includes $71.4 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. However, if foreign funds were needed for U.S. operations, the Company would be required to accrue and pay taxes to repatriate the funds. Titan expects to contribute approximately $6 million to its defined benefit pension plans during 2015.

Capital expenditures for 2015 are forecasted to be approximately $65 million. Cash payments for interest are currently forecasted to be approximately $34 million in 2015 based on the Company's year-end 2014 debt balances.

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

CONTRACTUAL OBLIGATIONS
The Company’s contractual obligations at December 31, 2014, consisted of the following (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
6.875% senior secured notes due 2020	$400,000	$—	$—	$—	$400,000
5.625% convertible senior subordinated notes due 2017	60,161	—	60,161	—	—
Other debt	59,304	24,712	33,321	1,271	—
Interest expense (a)	169,298	34,277	59,396	55,000	20,625
Operating leases	22,265	6,874	9,820	3,686	1,885
Capital leases	3,271	1,522	1,541	203	5
Purchase obligations	27,460	24,373	1,773	1,314	—
Other long-term liabilities (b)	42,100	9,000	17,800	15,300	—
Total	$783,859	$100,758	$183,812	$76,774	$422,515

(a)
Interest expense is estimated based on the Company’s year-end 2014 debt balances, maturities and interest rates.  The estimates assume no credit facility borrowings.  The Company’s actual debt balances and interest rates may fluctuate in the future.  Therefore, actual interest payments may vary from those payments detailed in the above table.

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

MARKET RISK SENSITIVE INSTRUMENTS

Exchange Rate Sensitivity
The Company is exposed to fluctuations in the Australian dollar, Brazilian real, British pound, euro, Russian ruble and other world currencies.  The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates.  The Company’s net investment in foreign entities translated into U.S. dollars was $382.5 million at December 31, 2014, and $476.4 million at December 31, 2013.  The hypothetical potential loss in value of the Company’s net investment in foreign entities resulting from a 10% adverse change in foreign currency exchange rates at December 31, 2014, would amount to approximately $38.3 million.

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

Interest Rate Sensitivity
The Company has a $150 million credit facility that has a variable interest rate.  If the credit facility were fully drawn, a change in the interest rate of 100 basis points, or 1%, would change the Company’s interest expense by approximately $1.5 million.  At December 31, 2014, there were no borrowings under the credit facility.

MARKET CONDITIONS AND OUTLOOK
In 2014, Titan experienced lower sales when compared to 2013.  The lower sales levels were primarily the result of decreased demand for high horsepower equipment used in the agricultural market, and decreased demand in the earthmoving/construction segment primarily for products used in the mining industry. These decreases were partially offset by increased demand for products used in the construction industry. In addition, competitive pressures resulting in price erosion, negatively impacted both sales and margins.

Energy, raw material and petroleum-based product costs have been volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were lower in 2014 when compared to 2013 due to decreased demand for high horsepower equipment used in the agricultural market, partially offset by sales at the recently acquired Voltyre-Prom business.  Farm net income is expected to be less in 2015 due to lower grain prices and rising input cost for seed, chemicals and fuel. Lower income levels are putting pressure on the demand for large farm equipment. In addition, large equipment sales have deteriorated significantly after a robust cycle in recent years. The mix shift to lower horsepower tractors has a negative impact on revenue and margin performance. Many variables, including weather, grain prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving and mining sales were significantly lower in 2014 when compared to 2013 due to weak demand in the mining industry. This reduced demand for larger products used in the mining industry is expected to continue for 2015 as weakness continues in the mining industry. Demand for small earthmoving/construction equipment used in the housing and commercial construction sectors has improved. Although metals, oil and gas prices may fluctuate in the short-term, in the long-term, these prices are expected to remain at levels that are attractive for continued investment, which should help support future earthmoving and mining sales.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and other macroeconomic drivers.

CONSUMER MARKET OUTLOOK
Consumer market sales were higher in 2014, when compared to 2013.  Sales in the consumer market increased primarily as the result of increased consumer sales at overseas facilities, while competitive pricing on bias truck tires in Latin America had a negative impact on gross profit and income from operations. The consumer market is expected to remain highly competitive in 2015.

PENSIONS
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries.  These plans are described in Note 29 of the Company’s Notes to Consolidated Financial Statements.

The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors.  Certain of these assumptions are determined by the Company with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends.  These assumptions are reviewed on a regular basis and revised when appropriate.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations.  During the year ended December 31, 2014, the Company contributed cash funds of $5.7 million to the pension plans.  Titan expects to contribute approximately $6 million to these pension plans during 2015.

Titan’s projected benefit obligation at December 31, 2014, was $126.8 million as compared to $123.2 million at December 31, 2013.  The Company’s defined benefit pension plans were underfunded by $42.5 million at December 31, 2014.  During 2014, the Company recorded net periodic pension expense of $3.4 million.  Accumulated other comprehensive loss recorded for defined benefit pension plans, net of tax, was $26.1 million and $20.9 million at December 31, 2014 and 2013, respectively.  Other comprehensive income (loss) is recorded as a direct charge to stockholders’ equity and does not affect net income.  Titan will be required to record net periodic pension cost in the future; these costs may fluctuate based upon revised assumptions and could negatively affect the Company’s financial position, cash flows and results of operations.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7, Part II of this report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15, Part IV of this report, “Exhibits, Financial Statement Schedules.”

ITEM 9	– CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Titan’s management has established disclosure controls and procedures that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including Titan’s chief executive officer (CEO) (principal executive officer) and chief financial officer (CFO) (principal financial officer), as appropriate to allow for timely decisions regarding required disclosure. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide assurance that the system of controls has operated effectively in all cases.

Titan’s management, including the principal executive officer and principal financial officer, evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-K. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014, because of a material weakness in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as described below under “Management’s Report on Internal Control Over Financial Reporting”.

Notwithstanding the material weakness described below, the Company and its management have concluded that the Company’s consolidated financial statements for the periods covered by and included in the Annual Report on Form 10-K are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

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

Management has performed an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based on criteria described in the “1992 Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that due to the material weakness described below the Company’s internal control over financial reporting was not effective as of December 31, 2014.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Over the past couple of years, Titan has added numerous international locations which have added complexity to its financial reporting. In addition, in the current year, the Company has experienced an economic and market downturn which has added to the accounting complexity with issues such as goodwill and fixed asset impairment, valuation of inventory and other related issues. As Titan has grown in size and complexity, the accounting staff has not increased in a sufficient manner to ensure proper adherence with US GAAP.

Due to the added accounting complexities, insufficient resources, and the challenge of financial controller continuity at select international locations, Titan management determined that the internal control over financial reporting in place for complex transactions may not always operate at the appropriate level of precision required to prevent or detect material misstatements of the Company’s annual financial statements on a timely basis.

Item 8 includes the adverse audit report of Grant Thornton LLP on Titan International, Inc’s internal control over financial reporting as of December 31, 2014.

Remediation Plan
Management and the Board of Directors of Titan are committed to the continued improvement of the Company’s overall system of internal control over financial reporting. Management believes the remediation measures described below will remediate the identified control deficiency and strengthen the Company’s internal control over financial reporting.

The Company has identified international locations in which it needs to invest in accounting resources with the appropriate level of experience and knowledge. In these locations, the Company will hire personnel and management with the proper level of accounting and financial reporting knowledge and experience. In one area of identified need, the Company has already made the investment in additional resources during the fourth quarter of 2014. In another area of identified need, the Company has started the process to recruit the proper resources. Management is also in the process of reviewing the structure of the corporate accounting team and will develop a structure that: addresses deficiencies within the structure; strengthens controls; and includes further segregation of duties.

Changes in Internal Controls Over Financial Reporting
Other than the material weakness described above, there were no material changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Maurice M. Taylor Jr., 70, has been Chief Executive Officer and a Director of the Company since 1990, when Titan was acquired in a management-led buyout by investors, including Mr. Taylor.  Mr. Taylor served as President of the Company from 1990 to 2005 and was appointed Chairman in 2005.

Paul G. Reitz, 42, joined the Company in July 2010 as Chief Financial Officer.  Mr. Reitz was appointed President in February 2014. Before joining Titan, Mr. Reitz was chief accounting officer at Carmike Cinemas, Inc.

Michael G. Troyanovich, 57, joined the Company in August 2011 as Assistant General Counsel. Mr. Troyanovich was appointed Secretary in December 2012, and General Counsel in June 2013. Prior to joining Titan, Mr. Troyanovich was President of Kistner Troyanovich and Brady, P.C. from September 2001 until August 2011.

John R. Hrudicka, 51, joined the Company in February 2014 as Chief Financial Officer. Prior to joining Titan, Mr. Hrudicka had been at Elkay Manufacturing since 2006, joining as Vice President of Finance and becoming Chief Financial Officer in 2010.

Section 16(a) beneficial ownership reporting compliance
The information required by this item regarding beneficial ownership reporting compliance is incorporated by reference to the Company’s 2015 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s 2015 Proxy Statement under the caption “Compensation of Executive Officers.”

ITEM 12– SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information concerning equity compensation plans, the information required by this item is incorporated by reference to the Company’s 2015 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table provides information about shares of Titan common stock that may be issued under Titan’s equity compensation plans, as of December 31, 2014:

	(i) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(ii) Weighted-average exercise price of outstanding options, warrants and rights	(iii) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i))
Equity compensation plans approved by security holders	1,178,073	(a)	18.09	1,707,134
Equity compensation plans not approved by security holders	—		n/a	—
Total	1,178,073		18.09	1,707,134

(a)	Amount includes outstanding stock options under the Company’s 2005 Equity Incentive Plan.

For additional information regarding the Company’s stock compensation plans, please see Note 30 of the Company’s Notes to Consolidated Financial Statements.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s 2015 Proxy Statement under the caption “Related Party Transactions” and “Corporate Governance” and also appears in Note 34 of the Company’s Notes to Consolidated Financial Statements.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s 2015 Proxy Statement under the caption “Audit and Other Fees.”

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The accompanying Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	February 26, 2015	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2015.

Signatures	Capacity

/s/ MAURICE M. TAYLOR JR.	Chairman and Chief Executive Officer
Maurice M. Taylor Jr.	(Principal Executive Officer)

/s/ JOHN HRUDICKA	Chief Financial Officer
John Hrudicka	(Principal Financial Officer and
Principal Accounting Officer)

/s/ ERWIN H. BILLIG	Director
Erwin H. Billig

/s/ RICHARD M. CASHIN JR.	Director
Richard M. Cashin Jr.

/s/ GARY L. COWGER	Director
Gary L. Cowger

/s/ ALBERT J. FEBBO	Director
Albert J. Febbo

/s/ PETER MCNITT	Director
Peter McNitt

/s/ ANTHONY L. SOAVE	Director
Anthony L. Soave

TITAN INTERNATIONAL, INC.
Exhibit Index
Annual Report on Form 10-K

Exhibit No.	DESCRIPTION
3.1 (a)	Amended Restated Articles of Incorporation of the Company
3.2*	Bylaws of the Company
4.1 (b)	Indenture between the Company and U.S. Bank National Association dated December 21, 2009
4.2 (c)	Indenture between the Company and U.S. Bank National Association dated October 7, 2013
10.1 (d)	2005 Equity Incentive Plan as Amended
10.2 (e)	Maurice M. Taylor, Jr. Employment Agreement
10.3 (f)	Maurice M. Taylor, Jr. Employment Agreement Amendment
10.4 (g)	Paul G. Reitz Employment Agreement
10.5 (a)	Trademark License Agreement with The Goodyear Tire & Rubber Company **
10.6 (h)	Maurice M. Taylor, Jr. Employment Agreement Amendment
10.7 (i)	Second Amended and Restated Credit Agreement among the Company and Bank of America, N.A. dated as of December 21, 2012
10.8 (j)	John Hrudicka Employment Agreement
21*	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  The consolidated financial statements as of December 31, 2014, have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and
Shareholders of Titan International, Inc.
We have audited the accompanying consolidated balance sheets of Titan International, Inc. (an Illinois corporation) and its subsidiaries (together, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titan International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an adverse opinion thereon.

/s/ Grant Thornton LLP
Chicago, Illinois
February 26, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and
Shareholders of Titan International, Inc.
We have audited the internal control over financial reporting of Titan International, Inc. (an Illinois corporation) and its subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
Titan has added numerous international locations which have added complexity to its financial reporting. In addition, in the current year, the Company has experienced an economic and market downturn which has added to the accounting complexity with issues such as goodwill and fixed asset impairment, valuation of inventory and other related issues. As Titan has grown in size and complexity, the accounting staff has not increased in a sufficient manner to ensure proper adherence with US GAAP.

Due to the added accounting complexities, insufficient resources, and the challenge of financial controller continuity at select international locations, Titan management determined that the internal control over financial reporting in place for complex transactions may not always operate at the appropriate level of precision required to prevent or detect material misstatements of the Company’s annual financial statements on a timely basis.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated February 26, 2015, which expressed an unqualified opinion on those financial statements.
/s/ Grant Thornton LLP
Chicago, Illinois
February 26, 2015

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Net sales	$1,895,527	$2,163,595	$1,820,678
Cost of sales	1,714,952	1,868,405	1,526,539
Mining asset impairment and inventory writedown	39,932	—	—
Gross profit	140,643	295,190	294,139
Selling, general and administrative expenses	173,614	167,371	126,157
Research and development expenses	14,005	11,165	7,148
Royalty expense	14,078	14,259	12,260
Noncash goodwill impairment charge	36,571	—	—
Supply agreement termination income	—	—	(26,134)
Income (loss) from operations	(97,625)	102,395	174,708
Interest expense	(36,564)	(47,120)	(27,658)
Convertible debt conversion charge	—	(7,273)	—
Loss on senior note repurchase	—	(22,734)	—
Noncash Titan Europe gain	—	—	26,700
Gain on earthquake insurance recovery	—	22,451	—
Gain on acquisition	—	—	11,678
Other income (expense)	(18,055)	7,015	6,823
Income (loss) before income taxes	(152,244)	54,734	192,251
Provision (benefit) for income taxes	(21,819)	25,047	86,613
Net income (loss)	(130,425)	29,687	105,638
Net loss attributable to noncontrolling interests	(49,964)	(5,518)	(1,593)
Net income (loss) attributable to Titan	$(80,461)	$35,205	$107,231

Earnings (loss) per common share:
Basic	$(1.50)	$.66	$2.47
Diluted	$(1.50)	$.64	$2.05
Average common shares and equivalents outstanding:
Basic	53,497	53,039	43,380
Diluted	53,497	59,522	54,662

Dividends declared per common share:	$.02	$.02	$.02

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(All amounts in thousands)

	Year ended December 31,
	2014	2013	2012
Net income (loss)	$(130,425)	29,687	$105,638
Unrealized gain (loss) on investments, net of tax of $0, $0, and $(1,018), respectively	—	(3)	1,733
Noncash Titan Europe gain, net of tax of $0, $0, and $9,492, respectively	—	—	(17,208)
Currency translation adjustment, net	(63,424)	(24,287)	(7,191)
Pension liability adjustments, net of tax of $3,035, $(8,700), and $207, respectively	(5,129)	14,749	(642)
Comprehensive income (loss)	(198,978)	20,146	82,330
Net comprehensive loss attributable to noncontrolling interests	(68,856)	(9,734)	(2,007)
Comprehensive income (loss) attributable to Titan	$(130,122)	$29,880	$84,337

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31,
Assets	2014	2013
Current assets
Cash and cash equivalents	$201,451	$189,360
Restricted cash	—	14,268
Accounts receivable (net of allowance of $5,706 and $5,287, respectively)	199,378	263,053
Inventories	331,432	384,920
Deferred income taxes	23,435	41,931
Prepaid and other current assets	80,234	114,346
Total current assets	835,930	1,007,878
Property, plant and equipment, net	527,414	638,807
Goodwill	—	42,075
Deferred income taxes	15,623	2,772
Other assets	116,757	129,699
Total assets	$1,495,724	$1,821,231
Liabilities and Equity
Current liabilities
Short-term debt	$26,233	$75,061
Accounts payable	146,305	176,719
Other current liabilities	129,018	134,791
Total current liabilities	301,556	386,571
Long-term debt	496,503	497,694
Deferred income taxes	18,582	60,985
Other long-term liabilities	89,025	77,945
Total liabilities	905,666	1,023,195
Commitments and contingencies: Notes 14, 31 and 32
Equity
Titan stockholders' equity
Common stock (no par, 120,000,000 shares authorized, 55,253,092 issued)	—	—
Additional paid-in capital	562,367	558,637
Retained earnings	126,007	207,541
Treasury stock (at cost, 1,504,064 and 1,692,220 shares, respectively)	(13,897)	(15,586)
Treasury stock reserved for deferred compensation	(1,075)	(1,075)
Accumulated other comprehensive loss	(112,630)	(61,794)
Total Titan stockholders’ equity	560,772	687,723
Noncontrolling interests	29,286	110,313
Total equity	590,058	798,036
Total liabilities and equity	$1,495,724	$1,821,231

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for contractual obligations	Accumulated other comprehensive income (loss)	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2012	42,205,681	380,332	67,053	(17,338)	(1,233)	(33,575)	395,239	1,640	396,879
Net income			107,231				107,231	(1,593)	105,638
CTA, net of tax						(6,777)	(6,777)	(414)	(7,191)
Pension liability adjustments, net of tax						(642)	(642)		(642)
Noncash Titan Europe gain, net of tax						(17,208)	(17,208)		(17,208)
Unrealized gain on investment, net of tax						1,733	1,733		1,733
Dividends on common stock			(877)				(877)		(877)
Exercise of stock options	71,910	288		646			934		934
Acquisitions	6,257,051	121,813					121,813	26,341	148,154
Consolidated joint venture							—	(229)	(229)
Stock-based compensation		4,087					4,087		4,087
Tax benefit related to stock-based compensation		184					184		184
Deferred compensation transactions		154			158		312		312
Issuance of treasury stock under 401(k) plan	27,562	341		247			588		588
Balance December 31, 2012	48,562,204	507,199	173,407	(16,445)	(1,075)	(56,469)	606,617	25,745	632,362
Net income			35,205				35,205	(5,518)	29,687
CTA, net of tax						(20,071)	(20,071)	(4,216)	(24,287)
Pension liability adjustments, net of tax						14,749	14,749		14,749
Unrealized loss on investment, net of tax						(3)	(3)		(3)
Dividends on common stock			(1,071)				(1,071)		(1,071)
Note conversion	4,903,044	45,903					45,903		45,903
Exercise of stock options	60,417	459		542			1,001		1,001
Acquisitions							—	14,710	14,710
Capital contribution from noncontrolling interest							—	79,592	79,592
Stock-based compensation		4,815					4,815		4,815
Tax benefit related to stock-based compensation		(68)					(68)		(68)
Issuance of treasury stock under 401(k) plan	35,207	329		317			646		646
Balance December 31, 2013	53,560,872	558,637	207,541	(15,586)	(1,075)	(61,794)	687,723	110,313	798,036
Net loss			(80,461)				(80,461)	(49,964)	(130,425)
CTA, net of tax						(44,554)	(44,554)	(18,870)	(63,424)
Pension liability adjustments, net of tax						(5,129)	(5,129)		(5,129)
Dividends on common stock			(1,073)				(1,073)		(1,073)
Restricted stock awards	139,250	(1,250)		1,250			—		—
Exercise of stock options	8,971	60		81			141		141
Acquisition of additional interest		(49)				(1,153)	(1,202)	(12,193)	(13,395)
Stock-based compensation		5,360					5,360		5,360
Tax benefit related to stock-based compensation		(672)					(672)		(672)
Issuance of treasury stock under 401(k) plan	39,935	281		358			639		639
Balance December 31, 2014	53,749,028	$562,367	$126,007	$(13,897)	$(1,075)	$(112,630)	$560,772	$29,286	$590,058

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
Cash flows from operating activities:	2014		2013		2012
Net income (loss)	$(130,425)		$29,687		$105,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,704		80,622		54,095
Amortization of debt premium	—		(2,369)		—
Mining asset impairment	23,242	—	—	23,242,000	—
Mining inventory writedown	16,690	—	—	11,555,000	—
Deferred income tax provision	(24,800)		(4,004)		17,170
Convertible debt conversion charge	—		7,273		—
Loss on note repurchase	—		22,734		—
Gain on earthquake insurance recovery	—		(22,451)		—
Noncash Titan Europe gain	—		—		(26,700)
Supply agreement termination income	—		—		(26,134)
Noncash goodwill impairment charge	36,571		—		—
Stock-based compensation	5,360		4,815		4,087
Excess tax benefit from stock-based compensation	672		68		(184)
Insurance proceeds	—		35,808		—
Issuance of treasury stock under 401(k) plan	639		646		588
Gain on acquisition	—		—		(11,678)
(Increase) decrease in assets:
Accounts receivable	54,686		26,417		35,839
Inventories	20,933		(30,280)		23,917
Prepaid and other current assets	30,324		(39,825)		(25,229)
Other assets	(1,145)		1,960		6,987
Increase (decrease) in liabilities:
Accounts payable	(23,777)		9,479		(44,542)
Other current liabilities	(2,089)		(556)		7,839
Other liabilities	18,487		(3,375)		8,475
Net cash provided by operating activities	114,072		116,649		130,168
Cash flows from investing activities:
Capital expenditures	(58,439)		(80,131)		(65,740)
Acquisitions, net of cash acquired	(13,395)		(95,681)		780
Additional equity investment in Wheels India	—		(8,017)		—
(Increase) decrease in restricted cash deposits	14,268		(14,473)		—
Insurance proceeds	—		2,879		—
Other	5,044		2,344		1,066
Net cash used for investing activities	(52,522)		(193,079)		(63,894)
Cash flows from financing activities:
Proceeds from borrowings	15,708		788,704		17,171
Repurchase of senior notes	—		(558,360)		—
Payment on debt	(60,345)		(200,721)		(20,811)
Convertible note conversion	—		(14,090)		—
Capital contribution from noncontrolling interest	—		79,592		—
Proceeds from exercise of stock options	141		1,001		934
Excess tax benefit from stock-based compensation	(672)		(68)		184
Payment of financing fees	(33)		(12,332)		(1,275)
Dividends paid	(1,073)		(1,046)		(845)
Net cash provided by (used for) financing activities	(46,274)		82,680		(4,642)
Effect of exchange rate changes on cash	(3,185)		(6,004)		(1,688)
Net increase in cash and cash equivalents	12,091		246		59,944
Cash and cash equivalents, beginning of year	189,360		189,114		129,170
Cash and cash equivalents, end of year	$201,451		$189,360		$189,114

Supplemental information:
Interest paid	$34,014		$41,875		$27,192
Income taxes paid, net of refunds received	$(25,588)		$59,360		$86,587
Noncash investing and financing information:
Issuance of common stock for Titan Europe acquisition	$—		$—		$121,813
Issuance of common stock for convertible debt payment	$—		$45,903		$—

 See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Principles of consolidation
The consolidated financial statements include the accounts of all majority-owned subsidiaries and variable interest entities in which Titan is the primary beneficiary. Investments in companies in which Titan does not own a majority interest and Titan has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Investments in other companies are carried at cost. All significant intercompany accounts and transactions have been eliminated. The Company consolidates the Voltyre-Prom subsidiary for which it acts as operating partner.

Accounts Receivable and Allowance for Doubtful Accounts
The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. An allowance for uncollectible receivables is recorded based upon known bad debt risks and past loss history. Actual collection experience may differ from the current estimate of net receivables.

Inventories
Inventories are valued at the lower of cost or market.  At December 31, 2014, approximately 11% of the Company's inventories were valued under the last-in, first out (LIFO) method. The majority of steel material inventory in North America is accounted for under the LIFO method.  The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. Market value is estimated based on current selling prices.  Estimated provisions are established for slow-moving and obsolete inventory.

Deferred financing costs
Deferred financing costs are costs incurred in connection with the Company’s revolving credit facility, 6.875% senior secured notes due 2020 (senior secured notes due 2020) and 5.625% convertible senior subordinated notes due 2017 (convertible notes). The deferred financing costs associated with each of the debt facilities are being amortized over the life of the debt.  Amortization of deferred financing costs for the debt facilities approximates the effective interest rate method.

Fixed assets
Property, plant and equipment have been recorded at cost.  Depreciation is provided using the straight-line method over the following estimated useful lives of the related assets:

Years
Building and improvements	25 - 40
Machinery and equipment	7 - 20
Tools, dies and molds	2 - 9

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The senior secured notes due 2020 and convertible notes are carried at cost of $400.0 million and $60.2 million at December 31, 2014, respectively. The fair value of the senior secured notes due 2020 at December 31, 2014, as obtained through an independent pricing source, was approximately $352.0 million.

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

Equity method investments
The Company had an equity method investment of $43.5 million in Wheels India Limited as of December 31, 2014, representing a 34.2% ownership. This equity method investment is included in Other Assets in the consolidated balance sheets. The value of this investment based on the December 31, 2014 market price was $59.1 million. The Company assesses the carrying value of its equity method investments whenever events and circumstances indicate that the carrying values may not be recoverable. Investment write-downs, if necessary, are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. These write-downs, if any, are measured as the excess of the carrying value of the asset over the discounted expected future cash flows or the estimated fair value of the asset.

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

Impairment of goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable.  In the fourth quarter of 2014, the Company recorded a noncash charge for the impairment of goodwill of $36.6 million on both a pre-tax and after-tax basis. The charge included $11.4 million of earthmoving/construction goodwill related to the acquisition of Titan Australia; $9.6 million of agricultural goodwill related to the acquisition of the Latin America farm tire business; and $15.6 million of goodwill related to the acquisition of Voltyre-Prom. The Voltyre-Prom goodwill included $11.0 million in the agricultural segment, $2.6 million in the earthmoving/construction segment, and $2.0 million in the consumer segment. The Company had no remaining goodwill after the impairment. See Note 10 for additional information.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and development expense
Research and development (R&D) expenses are expensed as incurred.  R&D costs were $14.0 million, $11.2 million and $7.1 million for the years of 2014, 2013 and 2012, respectively. Increased R&D is primarily attributable to the investment in LSW as a cornerstone of the Company's strategy.

Advertising
Advertising expenses are included in SG&A expense and are expensed as incurred.  Advertising costs were approximately $5 million for the year ended December 31, 2014, and approximately $2 million for each of the years ended December 31, 2013 and 2012.

Warranty costs
The Company provides limited warranties on workmanship on its products in all market segments.  The provision for estimated warranty costs is made in the period when such costs become probable and is based on past warranty experience.  See Note 12 for additional information.

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

Earnings per share
Basic earnings per share (EPS) is computed by dividing consolidated net earnings by the weighted average number of common shares outstanding.  Diluted EPS is computed by dividing adjusted consolidated net earnings by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding.  Potential common shares consist of outstanding options under the Company’s stock compensation plans and the conversion of the Company’s convertible notes.

Cash and cash equivalents
The Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents. The cash in the Company's U.S. banks is not fully insured by the Federal Deposit Insurance Corporation. The Company had $71.4 million and $121.7 million of cash in foreign bank accounts at December 31, 2014 and 2013, respectively. The Company's cash in its foreign bank accounts is not insured.

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

Stock-based compensation
At December 31, 2014, the Company has one stock-based compensation plan, which is described in Note 30.  Compensation expense for stock-based compensation is recognized over the requisite service period at the estimated fair value of the award at the grant date.  The Company granted 59,000; 60,000; and 45,000 stock options in 2014, 2013 and 2012, respectively. The Company granted 10,000; 225,750; and 293,000 restricted stock awards in 2014, 2013 and 2012, respectively.

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

2. MINING ASSET IMPAIRMENT AND INVENTORY WRITEDOWN

In 2014, the Company recorded an asset impairment and inventory writedowns of $23.2 million and $16.7 million, respectively. The impairment was recorded on machinery, equipment and molds used to produce giant mining tires. Mining products are included in the Company's earthmoving/construction segment. In the second quarter of 2014, several large mining equipment manufacturers significantly decreased their sales forecast for mining equipment. The Company's sales of mining product were deteriorating at an accelerated pace. Therefore, the company tested mining related assets for impairment in the second quarter of 2014. The fair value of the mining equipment was determined using a cost and market approach. The inventory writedowns were to adjust the value of mining product inventory to estimated market value.

3. ACQUISITIONS

Acquisition of Voltyre-Prom
On October 4, 2013, Titan, in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF), closed the acquisition of an 85% interest in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, for approximately $94.1 million, which includes the assumption of debt. Titan is acting as operating partner with responsibility for Voltyre-Prom's daily operations on behalf of the consortium of which Titan holds a 30% interest. This acquisition expanded Titan's footprint into the Commonwealth of Independent States (CIS) region. The fair value of the consideration transferred and noncontrolling interests exceeded the fair value of the identified assets acquired less liabilities assumed. Therefore, goodwill of $21.0 million was recorded on the transaction at the time of acquisition, which was not deductible for tax purposes. In the fourth quarter of 2014, the Company recorded a noncash goodwill impairment charge of $15.6 million for Voltyre-Prom which removed all goodwill related to this acquisition. The difference from the amount originally recorded was due to foreign currency translation. See Note 10 for additional information. An initial noncontrolling interest of $14.5 million, representing the 15% not owned by the partnership, was recorded at the acquisition date. In the first half of 2014, the partnership of Titan, OEP, and RDIF purchased an additional 15% to bring the total Voltyre-Prom ownership to 100% for the partnership.

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

Acquisition of Titan Europe Plc.
On October 31, 2012, Titan acquired over 97% of the outstanding stock of Titan Europe Plc (Titan Europe) and in December 2012, the remaining 3% interest was acquired. Titan Europe is an international engineering group which designs and manufactures wheels, undercarriage components and assemblies for tracked and wheeled "off-road vehicles". The Titan Europe acquisition allowed the Company to expand its global presence and expand its product line. Prior to the acquisition, Titan held a 21.8% ownership percentage in Titan Europe. Titan Europe shareholders received one share of new Titan common stock for every 11 Titan Europe shares held. A total of 6,257,051 new shares of Titan were issued with a value of $121.8 million. In addition, Titan paid cash of $5.6 million for option payouts and partial shares. Titan's previous investment in Titan Europe had a fair value on the acquisition date of $31.7 million based on Titan Europe's stock price on the AIM market in London. Total consideration including the value of stock issued, cash payments, and the fair value of previously held Titan Europe shares totaled $159.1 million. A gain of $26.7 million was recorded on Titan's previously held interest in Titan Europe which was recorded as Noncash Titan Europe Plc gain in the consolidated statement of operations. This gain was previously recorded in other comprehensive income (loss).

The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values. Inventory was valued using the comparative sales method. Real and personal property were valued at fair value.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited pro forma financial information is as follows (in thousands, except per share data):

2012
Net sales	$2,423,724
Net income	86,906
Net income attributable to Titan	88,499
Basic earnings per share	$1.78
Diluted earnings per share	1.53

The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2012, nor is it necessarily indicative of Titan's future consolidated results of operations or financial position. No pro forma information is presented for 2014 and 2013 as the acquisition was included in the consolidated results for the full years.

4. RESTRICTED CASH

Restricted cash at December 31, 2014 and 2013, consisted of the following (amounts in thousands):

	2014	2013
Restricted cash	$—	$14,268

At December 31, 2013, the Company had restricted cash of $14.3 million. This restricted cash was on deposit for the purchase of the remaining 15% of Voltyre-Prom. In the first half of 2014, the partnership of Titan, OEP, and RDIF purchased an additional 15% to bring the total Voltyre-Prom ownership to 100%. See note 3 for additional information.

5. ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2014 and 2013, consisted of the following (amounts in thousands):

	2014	2013
Accounts receivable	$205,084	$268,340
Allowance for doubtful accounts	(5,706)	(5,287)
Accounts receivable, net	$199,378	$263,053

6. INVENTORIES

Inventories at December 31, 2014 and 2013, consisted of the following (amounts in thousands):

	2014	2013
Raw material	$119,989	$130,403
Work-in-process	41,073	54,190
Finished goods	179,998	208,821
	341,060	393,414
Adjustment to LIFO basis	(9,628)	(8,494)
	$331,432	$384,920

If the Company were to liquidate the December 31, 2014 balance of LIFO basis inventory, it would pay tax of $3.7 million. If the Company would have liquidated the December 31, 2013 balance of LIFO basis inventory, it would have paid tax of $3.1 million. See note 2 for additional information on the mining inventory writedowns of $16.7 million recorded in 2014.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2014 and 2013, consisted of the following (amounts in thousands):

	2014	2013
Prepaid supplies	$28,477	$30,212
Prepaid income taxes	19,474	48,527
Value added tax	6,294	9,761
Prepaid royalty	5,940	5,642
Duty receivable	3,717	4,777
Prepaid insurance	2,580	3,281
Prepaid deposits	1,700	3,748
Derivative financial instruments	1,068	—
Other	10,984	8,398
	$80,234	$114,346

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2014 and 2013, consisted of the following (amounts in thousands):

	2014	2013
Land and improvements	$60,012	$67,243
Buildings and improvements	214,472	242,261
Machinery and equipment	585,318	617,709
Tools, dies and molds	103,353	112,997
Construction-in-process	48,170	42,539
	1,011,325	1,082,749
Less accumulated depreciation	(483,911)	(443,942)
	$527,414	$638,807

Depreciation, including depreciation on capital leases, related to property, plant and equipment for the years 2014, 2013 and 2012 totaled $82.7 million, $75.7 million, and $51.1 million, respectively.

Included in the total of building and improvements are capital leases of $4.1 million and $4.6 million at December 31, 2014, and December 31, 2013, respectively. Included in the total of machinery and equipment are capital leases of $37.7 million and $40.6 million at December 31, 2014, and December 31, 2013, respectively. See note 2 for additional information on the mining asset impairment of $23.2 million recorded in the second quarter of 2014.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. OTHER ASSETS

Other assets at December 31, 2014 and 2013, consisted of the following (amounts in thousands):

	2014	2013
Investment in Wheels India Limited	$43,540	$44,541
Amortizable intangibles	23,689	35,036
Prepaid royalty	14,966	21,514
Investments for contractual obligations	9,840	8,723
Deferred financing costs	7,082	8,650
Note receivable	5,000	—
Other	12,640	11,235
	$116,757	$129,699

The investments for contractual obligations are being treated as trading securities.

10. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the two years ended December 31, 2014, were as follows (amounts in thousands):

	Agricultural Segment	Earthmoving/ Construction Segment	Consumer Segment	Total
Balance at January 1, 2013	$11,522	$13,419	$—	$24,941
Acquisitions	14,828	3,486	2,688	21,002
Foreign currency translation	(1,810)	(2,007)	(51)	(3,868)
Balance at December 31, 2013	24,540	14,898	2,637	42,075
Noncash goodwill impairment charge	(20,599)	(13,971)	(2,001)	(36,571)
Foreign currency translation	(3,941)	(927)	(636)	(5,504)
Balance at December 31, 2014	$—	$—	$—	$—

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

When the two-step goodwill impairment test is performed, the Company evaluates the recoverability of goodwill by estimating the future reporting unit discounted cash flows.  In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends and economic conditions.  When the Company’s estimated fair value of the reporting unit is less than the carrying value, a second step of the impairment analysis is performed.  In this second step, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.

In the fourth quarter of 2014, the recoverability of all goodwill was evaluated by estimating future discounted cash flows. The Company recorded a noncash charge for the impairment of goodwill in the amount of $36.6 million on both a pre-tax and after-tax basis. The charge included $11.4 million of earthmoving/construction goodwill related to the acquisition of Titan Australia; $9.6 million of agricultural goodwill related to the acquisition of the Latin America farm tire business; and $15.6 million of goodwill related to the acquisition of Voltyre-Prom. The Voltyre-Prom goodwill included $11.0 million in the agricultural segment, $2.6 million in the earthmoving/construction segment, and $2.0 million in the consumer segment.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The key factor leading to the impairment of the Australia goodwill was the continued downturn in the mining industry. During 2014, the price of iron ore declined over 40%. The extended downturn led to changes in assumptions regarding future cash flows which culminated in the goodwill impairment. The key factors leading to the impairment of the Voltyre-Prom goodwill were the changes in the political and economic factors which occurred in Russia during 2014. The changes including devaluation of the Russian ruble and increases in interest rates accelerated in the fourth quarter of 2014 which led to changes in assumptions regarding future cash flows which resulted in goodwill impairment. The key factors leading to the impairment of the Latin American goodwill were a softening of the agricultural tire market and the Brazilian economy as a whole. The slowdown which began in the third quarter accelerated in the fourth quarter. As a result of the slowdown there was competitive pricing pressure impacting both sales and profits. These changes led to changes in assumptions regarding future cash flows which resulted in goodwill impairment.

As a result of the Australian and Voltyre-Prom goodwill impairment and the contributing factors, the Company tested the Australian and Voltyre-Prom intangibles for impairment during the fourth quarter of 2014. The Australian intangibles totaled $12.8 million at December 31, 2014 and consist primarily of customer relationships. The Voltyre-Prom intangibles totaled $8.0 million at December 31, 2014 and consist of trademarks. No impairment was indicated.

The components of intangible assets for the two years ended December 31, 2014, were as follows (amounts in thousands):

	Weighted- Average Useful Lives (in Years)	2014	2013
Amortizable intangible assets:
Customer relationships	12.6	14,958	16,659
Patents, trademarks and other	8.5	15,907	23,015
Total at cost		30,865	39,674
Less accumulated amortization		(7,176)	(4,638)
		23,689	35,036

Amortization related to intangible assets for the years 2014, 2013, and 2012 totaled $4.4 million, $3.0 million, and $1.1 million, respectively. The decrease in cost from 2013 is primarily related to foreign currency translation of $(8.6) million.

The estimated aggregate amortization expense at December 31, 2014, is as follows (amounts in thousands):

2015	$3,245
2016	2,481
2017	2,354
2018	2,354
2019	2,354
Thereafter	10,901
$23,689

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2014 and 2013,  consisted of the following (amounts in thousands):

	2014	2013
Warranty	$28,144	$33,134
Wages and commissions	27,388	29,508
Accrued other taxes	10,924	11,741
Insurance	10,272	5,785
Accrued interest	8,933	8,472
CEO and management incentive compensation	6,388	4,194
Deferred income tax	3,131	3,525
Other	33,838	38,432
	$129,018	$134,791

12. WARRANTY COSTS

Changes in the warranty liability consisted of the following (amounts in thousands):

	2014	2013
Warranty liability, January 1	$33,134	$27,482
Acquisitions	—	222
Provision for warranty liabilities	17,672	43,335
Warranty payments made	(22,662)	(37,905)
Warranty liability, December 31	$28,144	$33,134

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

13. OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2014 and 2013, consisted of the following (amounts in thousands):

	2014	2013
Accrued pension liabilities	$39,453	$39,769
Income tax liabilities	17,807	16,925
Accrued employment liabilities	15,140	17,124
Italian government grant	11,928	—
Other	4,697	4,127
	$89,025	$77,945

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt at December 31, 2014 and 2013, consisted of the following (amounts in thousands):

	2014	2013
6.875% senior secured notes due 2020	$400,000	$400,000
5.625% convertible senior subordinated notes due 2017	60,161	60,161
Titan Europe credit facilities	42,291	95,087
Other debt	17,013	14,141
Capital leases	3,271	3,366
	522,736	572,755
Less amounts due within one year	26,233	75,061
	$496,503	$497,694

Aggregate maturities of long-term debt are as follows (amounts in thousands):

2015	$26,233
2016	30,717
2017	64,307
2018	1,386
2019	88
Thereafter	400,005
$522,736

6.875% senior secured notes due 2020
The Company’s 6.875% senior secured notes (senior secured notes due 2020) are due October 2020. These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport and Titan Wheel Corporation of Illinois. The Company's senior secured notes due 2020 outstanding balance was $400.0 million at December 31, 2014.

5.625% convertible senior subordinated notes due 2017
The Company’s 5.625% convertible senior subordinated notes (convertible notes) are due January 2017.   The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The Company’s convertible notes balance was $60.2 million at December 31, 2014.

Titan Europe credit facilities
The Titan Europe credit facilities contain borrowings from various institutions totaling $42.3 million at December 31, 2014. Maturity dates on this debt range from less than one year to ten years and interest rates range from 5% to 6.9%. The Titan Europe facilities are primarily secured by the assets of its subsidiaries in Italy, Spain, Germany and Brazil.

Revolving credit facility
The Company’s $150 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a December 2017 termination date and is collateralized by the accounts receivable and inventory of certain of its domestic subsidiaries.  Titan’s availability under this domestic facility may be less than $150 million as a result of eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At December 31, 2014, the amount available was $94.2 million as a result of the Company’s decrease in sales which impacted both accounts receivable and inventory balances at year end. During 2014 and at December 31, 2014, there were no borrowings under the credit facility.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other debt
Brazil Other Debt
Titan Brazil has working capital loans for the Sao Paulo, Brazil manufacturing facility totaling $17.0 million at December 31, 2014.

15. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is recorded as an offset to currency exchange gain/loss. For the year ended December 31, 2014, the Company recorded currency exchange gain of $1.1 million related to these derivatives.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Unrealized Gain (Loss) on Investments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2013	$(20,793)	$3	$(35,679)	$(56,469)
Currency translation adjustments	(20,071)	—	—	(20,071)
Unrealized loss on investments, net of tax of $0	—	(3)	—	(3)
Defined benefit pension plan entries:
Unrecognized prior service cost, net of tax of $(52)	—	—	85	85
Unrecognized net gain, net of tax of $(8,648)	—	—	14,664	14,664
Balance at December 31, 2013	(40,864)	—	(20,930)	(61,794)
Currency translation adjustments	(45,707)	—	—	(45,707)
Defined benefit pension plan entries:
Unrecognized prior service cost, net of tax of $(52)	—	—	85	85
Unrecognized net loss, net of tax of $3,087	—	—	(5,214)	(5,214)
Balance at December 31, 2014	$(86,571)	$—	$(26,059)	$(112,630)

17. STOCKHOLDERS’ EQUITY

The Company repurchased no Titan common shares in 2014, 2013, or 2012.  The Company has no plans at this time to repurchase any Titan common stock.  Titan paid cash dividends of $.02 per share of common stock for 2014, 2013, and 2012.  Dividends declared totaled $1.1 million, $1.1 million and $0.9 million for 2014, 2013 and 2012, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. FAIR VALUE MEASUREMENTS

ASC 820 Fair Value Measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (amounts in thousands):

	December 31, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Contractual obligation investments	$9,840	$9,840	$—	$—	$8,723	$8,723	$—	$—
Derivative financial instruments asset	1,068	—	1,068	—	—	—	—	—
Preferred stock	250	—	—	250	250	—	—	250
Derivative financial instruments liability	(43)	—	(43)	—	(126)	—	(126)	—
Total	$11,115	$9,840	$1,025	$250	$8,847	$8,723	$(126)	$250

The following table presents the changes during the periods presented in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2012	$250
Total realized and unrealized gains and losses	—
Balance at December 31, 2013	250
Total realized and unrealized gains and losses	—
Balance as of December 31, 2014	$250

Fair value, nonrecurring, Level 2 and 3 measurements from impairments consisted of the following (amounts in thousands):

	Fair Value
	Level 2	Level 3	Impairment Charges
	December 31, 2014		2014
Property, plant and equipment	$40,346	$—	$23,242
Goodwill	—	—	36,571
Total	$40,346	$—	$59,813

The fair value measurements and impairment charges shown above for property, plant and equipment pertain to assets used to produce giant mining tires for the mining industry. See note 2 for additional information. See note 10 for additional information for the goodwill impairment.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. VARIABLE INTEREST ENTITIES

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

The following table summarizes the carrying amount of the entities’ assets and liabilities included in the Company’s consolidated condensed balance sheets at December 31, 2014 and December 31, 2013 (amounts in thousands):

	December 31, 2014	December 31, 2013
Cash and cash equivalents	$8,861	$17,106
Inventory	9,645	33,406
Other current assets	18,115	17,000
Goodwill	—	20,601
Property, plant and equipment, net	36,353	76,060
Other noncurrent assets	8,016	16,673
Total assets	$80,990	$180,846

Current liabilities	11,659	23,816
Noncurrent liabilities	7,448	15,818
Total liabilities	$19,107	$39,634

All assets in the above table can only be used to settle obligations of the consolidated VIE. Liabilities are nonrecourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

20. ROYALTY EXPENSE

The Company has a trademark license agreement with Goodyear to manufacture and sell certain tires in North America and Latin America under the Goodyear name.  The North American and Latin American farm tire royalties were prepaid for seven years as a part of the 2011 Goodyear Latin American farm tire acquisition. In May 2012, the Company and Goodyear entered into an agreement under which Titan will sell certain non-farm tire products directly to third party customers and pay a royalty to Goodyear. Royalty expenses recorded for the years ended December 31, 2014, 2013 and 2012, were $14.1 million, $14.3 million and $12.3 million, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. SUPPLY AGREEMENT TERMINATION INCOME

Supply agreement termination income consisted of the following (amounts in thousands):

	2014	2013	2012
Supply agreement termination income	$—	$—	$26,134

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

22. CONVERTIBLE DEBT CONVERSION CHARGE

Convertible debt conversion charge consisted of the following (amounts in thousands):

	2014	2013	2012
Convertible debt conversion charge	$—	$(7,273)	$—

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

23. LOSS ON SENIOR NOTE REPURCHASE

Loss on note repurchase consisted of the following (amounts in thousands):

	2014	2013	2012
Loss on senior note repurchase	$—	$(22,734)	$—

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

24. NONCASH TITAN EUROPE GAIN

Noncash Titan Europe gain consisted of the following (amounts in thousands):

	2014	2013	2012
Noncash Titan Europe gain	$—	$—	$26,700

In the fourth quarter of 2012, the Company acquired Titan Europe. Prior to the acquisition, Titan held a 21.8% ownership percentage in Titan Europe, which had a fair value on the acquisition date of $31.7 million. As a result of recording the fair value of the investment on the acquisition date, a gain of $26.7 million was recorded on Titan's previously held interest in Titan Europe. This gain was previously recorded in other comprehensive income (loss).

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. EARTHQUAKE INSURANCE RECOVERY AND GOVERNMENT GRANT

Gain on earthquake insurance recovery consisted of the following (amounts in thousands):

	2014	2013	2012
Gain on earthquake insurance recovery	$—	$22,451	$—

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

26. GAIN ON ACQUISITION

Gain on acquisition consisted of the following (amounts in thousands):

	2014	2013	2012
Gain on acquisition	$—	$—	$11,678

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

27. OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following (amounts in thousands):

	2014	2013	2012
Gain (loss) on sale of assets	$3,438	$(173)	$(707)
Interest income	3,038	3,396	859
Discount amortization on prepaid royalty	2,712	3,296	3,736
Wheels India Limited equity income	2,108	1,430	401
Investment gain related to contractual obligation investments	1,116	1,315	1,022
Building rental income	903	846	710
Other income	343	1,825	802
Currency exchange loss	(31,713)	(4,920)	—
	$(18,055)	$7,015	$6,823

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28. INCOME TAXES

Income (loss) before income taxes, consisted of the following (amounts in thousands):

	2014	2013	2012
Domestic	$(47,730)	$27,023	$178,686
Foreign	(104,514)	27,711	13,565
	$(152,244)	$54,734	$192,251

The income tax provision (benefit) was as follows (amounts in thousands):

	2014	2013	2012
Current
Federal	$(2,753)	$11,853	$47,616
State	258	5,398	13,537
Foreign	5,476	11,800	8,290
	2,981	29,051	69,443
Deferred
Federal	(11,670)	(8,473)	14,179
State	(1,205)	(316)	1,235
Foreign	(11,925)	4,785	1,756
	(24,800)	(4,004)	17,170
Income tax provision (benefit)	$(21,819)	$25,047	$86,613

The income tax provision differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) as a result of the following:

	2014	2013	2012
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Unrecognized tax positions	0.7	6.2	3.5
Impact of foreign income	(0.4)	4.5	6.1
Italian law change	—	(14.2)	—
Goodwill impairment	(10.6)	—	—
Valuation allowance	(11.3)	19.0	—
State taxes, net	0.8	1.9	2.5
Domestic production exemption	—	(3.2)	(3.1)
Debt conversion (benefit) expense	1.5	(1.0)	—
Section 162m limitation	—	—	2.5
Write off of Titan Europe deferred tax asset	—	—	2.0
Bargain purchase gain	—	—	(2.0)
Other, net	(1.4)	(2.4)	(1.4)
Effective tax rate	14.3%	45.8%	45.1%

The Company's 2014 income tax benefit and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the requirement of a valuation allowance in certain companies and the non-deductible goodwill impairment. The 2013 effective rate was impacted by a change in Italian law making the insurance proceeds from the earthquake non-taxable. In addition, as a result of the reassessment of the realizability of the deferred tax assets due to Italian law change, a valuation allowance was established on the Italy net deferred tax assets. Other items contributing to the rate difference are state income tax expense, unrecognized tax benefits, foreign earnings, domestic production activities deduction, and tax deductible expenses related to the convertible notes repurchase.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013, are as follows (amounts in thousands):

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$55,590	$41,933
Pension	8,590	6,269
Inventory	7,807	3,564
Warranty	9,945	11,460
Employee benefits and related costs	15,967	13,146
Allowance for bad debts	1,254	3,773
Prepaid royalties	7,960	8,464
Other	14,551	14,929
Deferred tax assets	121,664	103,538
Deferred tax liabilities:
Fixed assets	(50,009)	(71,749)
Intangible Assets	(6,043)	(8,454)
Other	(3,027)	(5,957)
Deferred tax liabilities	(59,079)	(86,160)
Subtotal	62,585	17,378
Valuation allowance	(45,241)	(37,185)
Net deferred tax asset (liability)	$17,344	$(19,807)

As of December 31, 2014 and 2013 certain tax loss carryforwards of $55.6 million and $41.9 million are available with $2.2 million expiring from 2015 through 2019 and $53.4 million expiring after 2019. At December 31, 2014, a valuation allowance of $45.2 million had been established. The majority of the valuation allowance is related to deferred tax assets on net operating losses in Italy, state net operating losses in the US, and net operating losses in Australia. At December 31, 2013, a valuation allowance of $37.2 million had been established, of which a majority was to offset the net operating loss carryforwards due to uncertainty of future income in the relevant taxing jurisdictions.

At December 31, 2014, U.S. income taxes have not been provided on approximately $122.5 million of unremitted earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to the Company or a U.S. affiliate, or if the Company were to sell its stock in the subsidiaries. The amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is insignificant.

The Company intends to file a "check the box" election for Titan Pneus Do Brazil during the first quarter of 2015. This election will change the tax status of this company from a disregarded entity to a regarded corporation for U.S. tax purposes. The tax impacts of this election as well as the effective date are still being evaluated.

The Company has applied the provisions of ASC 740, “Income Taxes” related to unrecognized tax benefits. No adjustment was made to retained earnings in adopting these provisions in 2007. At December 31, 2014, 2013, and 2012, the unrecognized tax benefits were $18.1 million, $17.8 million, and $14.3 million respectively. As of December 31, 2014, $12.1 million of unrecognized tax benefits would affect income tax expense if the tax benefits were recognized. The majority of the accrual in unrecognized tax benefits relates to potential state tax exposures. Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is unlikely that the Company’s gross unrecognized tax benefits balance will change significantly within the next twelve months.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Titan has identified the United States, the State of Illinois, Italy, United Kingdom, and Brazil as “major” tax jurisdictions. The Company is subject to U.S. Federal tax examinations for years 2010 to 2014. Various state and foreign income tax returns are also subject to examination. Generally, tax years 2011 and forward remain open under state statutes of limitations and tax years 2009 and forward remain open under foreign statutes of limitations.

A reconciliation of the total amounts of unrecognized tax benefits at December 31 were as follows (amounts in thousands):

	2014	2013	2012
Balance at January 1	15,363	11,872	—
Increases to tax positions taken during the current year	190	4,256	6,050
Increases to tax positions taken during the prior years	3,131	433	5,822
Decreases to tax positions taken during prior years	(1,806)	(250)	—
Decreases due to lapse of statutes of limitations	(802)	(272)	—
Settlements	(656)	(721)	—
Foreign exchange	(100)	45	—
Balance at December 31	15,320	15,363	11,872

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties related to unrecognized tax benefits recorded in income tax expense was $0.3 million, $0.1 million and $2.4 million at December 31, 2014, 2013 and 2012. The reconciliation of unrecognized tax benefits above does not include accrued interest and penalties of $2.8 million, $2.5 million, and $2.4 million, at December 31, 2014, 2013 and 2012, respectively.

29. EMPLOYEE BENEFIT PLANS

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheet of the defined benefit pension plans as of December 31, 2014 and 2013 (amounts in thousands):

Change in benefit obligation:	2014	2013
Benefit obligation at beginning of year	$123,182	$139,104
Service cost	618	850
Interest cost	5,653	5,408
Actuarial (gain) loss	9,382	(12,848)
Benefits paid	(9,187)	(9,258)
Foreign currency translation	(2,882)	(74)
Benefit obligation at end of year	$126,766	$123,182
Change in plan assets:
Fair value of plan assets at beginning of year	$83,952	$78,168
Actual return on plan assets	3,912	10,255
Employer contributions	5,685	4,674
Benefits paid	(9,032)	(9,223)
Foreign currency translation	(236)	78
Fair value of plan assets at end of year	$84,281	$83,952
Unfunded status at end of year	$(42,485)	$(39,230)
Amounts recognized in consolidated balance sheet:
Noncurrent assets	$537	$539
Current liabilities	(3,569)	—
Noncurrent liabilities	(39,453)	(39,769)
Net amount recognized in the consolidated balance sheet	$(42,485)	$(39,230)

The pension benefit obligation included $104.5 million of pension benefit obligation for the three frozen plans in the U.S. and $22.3 million of pension benefit obligation for plans at foreign subsidiaries. The fair value of plan assets included $82.5 million of plan assets for the three frozen plans in the U.S. and $1.8 million of plan assets for foreign plans.

Amounts recognized in accumulated other comprehensive loss:
	2014	2013
Unrecognized prior service cost	$(618)	$(754)
Unrecognized net loss	(41,370)	(33,070)
Deferred tax effect of unrecognized items	15,929	12,894
Net amount recognized in accumulated other comprehensive loss	$(26,059)	$(20,930)

The weighted-average assumptions used in the actuarial computation that derived the benefit obligations at December 31 were as follows:	2014	2013
Discount rate	4.1%	4.8%
Expected long-term return on plan assets	7.4%	7.4%

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the components of net periodic pension cost for the plans, settlement cost and the assumptions used in the measurement of the Company’s benefit obligation for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss)
Net periodic benefit cost:	2014	2013	2012
Service cost	$618	$850	$380
Interest cost	5,653	5,408	5,082
Assumed return on assets	(6,068)	(5,585)	(5,022)
Amortization of unrecognized prior service cost	137	137	137
Amortization of net unrecognized loss	3,033	5,264	5,195
Net periodic pension cost	$3,373	$6,074	$5,772

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $2.9 million and $0.1 million, respectively.

The weighted-average assumptions used in the actuarial computation that derived net periodic pension cost for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Discount rate	5.9%	4.7%	4.3%
Expected long-term return on plan assets	7.4%	7.4%	7.5%

The allocation of the fair value of plan assets was as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2014	2013	2015
U.S. equities (a)	61%	58%	40% - 80%
Fixed income	25%	23%	20% - 50%
Cash and cash equivalents	5%	7%	0% - 20%
International equities (a)	9%	12%	0% - 16%
	100%	100%

(a)	Total equities may not exceed 80% of total plan assets.

The majority of the Company's foreign plans do not have plan assets. The one foreign plan which has plan assets holds these plan assets in an insurance fund.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the plan assets by asset categories at December 31, 2014 was as follows (amounts in thousands):

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
Money market funds	$3,325	$3,325	$—	$—
Domestic common stock	32,472	32,472	—	—
Foreign common stock	3,986	3,986	—	—
Corporate bonds	5,875	5,875	—	—
Foreign bonds	1,611	—	1,611	—
U.S. government securities	14	14	—	—
Insurance fund	1,799	—	1,799	—
Common / collective trusts	35,199	912	34,287	—
Totals	$84,281	$46,584	$37,697	$—

The fair value of the plan assets by asset categories at December 31, 2013 was as follows (amounts in thousands):

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Money market funds	$6,051	$6,051	$—	$—
Domestic common stock	32,757	32,757	—	—
Foreign common stock	4,921	4,921	—	—
Corporate bonds	4,012	4,012	—	—
Foreign bonds	519	—	519	—
U.S. government securities	18	18	—	—
Mutual funds	—	—	—	—
Insurance funds	1,974	—	1,974	—
Common / collective trusts	33,700	—	33,700	—
Totals	$83,952	$47,759	$36,193	$—

The Company invests in a diversified portfolio consisting of an array of asset classes in an attempt to maximize returns while minimizing risk.  These asset classes include U.S. equities, fixed income, cash and cash equivalents, and international equities.  The investment objectives are to provide for the growth and preservation of plan assets on a long-term basis through investments in: (i) investment grade securities that provide investment returns that meet or exceed the Standard & Poor’s 500 Index and (ii) investment grade fixed income securities that provide investment returns that meet or exceed the Barclays Capital Aggregate Bond Index.  The U.S. equities asset category included the Company’s common stock in the amount of $1.8 million (approximately two percent of total plan assets) at December 31, 2014, and $3.1 million (approximately four percent of total plan assets) at December 31, 2013.

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

Although the 2015 minimum pension funding calculations are not finalized, the Company estimates those funding requirements will be approximately $6 million.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Projected benefit payments from the plans as of December 31, 2014, are estimated as follows (amounts in thousands):

2015	$8,924
2016	8,942
2017	8,883
2018	8,864
2019	8,547
2020-2024	43,137

401(k)/Defined contribution plans
The Company sponsors four 401(k) retirement savings plans in the U.S. and a number of defined contribution plans at foreign subsidiaries.  One U.S. plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement.  Titan provides a 25% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan.  The Company issued 39,935 shares, 35,207 shares and 27,562 shares of treasury stock in connection with this 401(k) plan during 2014, 2013 and 2012, respectively.  Expenses to the Company related to this common stock matching contribution were $0.6 million, $0.7 million and $0.6 million for 2014, 2013 and 2012, respectively. The other three U.S. 401(k) plans are for employees covered by collective bargaining agreements and do not include a Company matching contribution. Expenses related to foreign defined contribution plans were $4.7 million, $4.1 million and $0.8 million for 2014, 2013 and 2012, respectively.

30. STOCK COMPENSATION

The Company accounts for stock compensation using ASC 718 Compensation – Stock Compensation.  The Company recorded stock compensation of $5.4 million, $4.8 million and $4.1 million in 2014, 2013 and 2012, respectively.  Options to the Board of Directors vest immediately and options to employees vest over three years. All options expire 10 years from the grant date. The restricted stock awards vest over four years.

2005 Equity Incentive Plan
The Company adopted the 2005 Equity Incentive Plan to provide stock compensation as a means of attracting and retaining qualified independent directors and employees for the Company.  A total of 1.7 million shares are available for future issuance under the equity incentive plan.  The exercise price of stock options may not be less than the fair market value of the common stock on the date of the grant.  The vesting and term of each option is set by the Board of Directors.  The Company granted 59,000 stock options under this plan in 2014, 60,000 stock options under this plan in 2013, and 45,000 stock options under this plan in 2012. The Company granted 10,000 restricted stock awards under this plan in 2014, 225,750 restricted stock awards under this plan in 2013, and 293,000 restricted stock awards under this plan in 2012.

Stock Options
The following is a summary of activity in stock options for 2014:

	Shares Subject to Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2013	1,154,069	$18.18
Granted	59,000	16.37
Exercised	(8,971)	15.75
Forfeited/Expired	(26,025)	18.93
Outstanding, December 31, 2014	1,178,073	18.09	5.03	$—
Exercisable, December 31, 2014	1,178,073	18.09	5.03	$—

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of options exercised in 2014 was $0.0 million.  Cash received from the exercise of stock options was $0.1 million for 2014.  Tax benefit realized for the tax deductions from stock options exercised was $0.0 million for 2014.  The weighted-average per share estimated grant date fair value of options issued in 2014 was $9.97.  The Company has no pre-tax unrecognized compensation expense for stock options at December 31, 2014.

The total intrinsic value of options exercised in 2013 was $0.4 million.  Cash received from the exercise of stock options was $1.0 million for 2013.  Tax benefit realized for the tax deductions from stock options exercised was $0.2 million in 2013. The weighted-average per share estimated grant date fair value of options issued in 2013 was $14.51.

The total intrinsic value of options exercised in 2012 was $1.0 million.  Cash received from the exercise of stock options was $0.9 million for 2012.  Tax benefit realized for the tax deductions from stock options exercised was $0.4 million in 2012. The weighted-average per share estimated grant date fair value of options issued in 2012 was $13.39.

The Company currently uses treasury shares to satisfy any stock option exercises.  At December 31, 2014, the Company had 1.5 million shares of treasury stock.

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

Weighted average assumptions used for stock options issued in 2014, 2013 and 2012:

	2014	2013	2012
Expected life (in years)	6.0	6.0	6.0
Expected volatility	67.8%	68.4%	67.0%
Expected dividends	0.1%	0.1%	0.1%
Risk-free interest rate	1.80%	1.01%	0.93%

Restricted Stock

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	518,000	19.6
Granted	10,000	16.76
Vested	(139,250)	20.83
Forfeited/Expired	(46,250)	19.46
Unvested at December 31, 2014	342,500	19.04

Pre-tax unrecognized compensation expense for unvested restricted stock was $4.7 million at December 31, 2014, and will be recognized as an expense over a weighted-average period of 2.6 years.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31. LITIGATION

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

32. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.  Total rental expense was $10.2 million, $7.6 million and $2.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, future minimum rental commitments under noncancellable operating leases with initial or remaining terms in excess of one year are as follows (amounts in thousands):

2015	$6,874
2016	5,824
2017	3,996
2018	2,235
2019	1,451
Thereafter	1,885
Total future minimum lease payments	$22,265

At December 31, 2014, the Company had assets held as capital leases with a net book value of $10.8 million included in property, plant and equipment. Total future capital lease obligations relating to these leases are as follows (amounts in thousands):

2015	$1,522
2016	1,015
2017	526
2018	115
2019	88
Thereafter	5
Total future capital lease obligation payments	3,271
Less amount representing interest	(71)
Present value of future capital lease obligation payments	$3,200

33. CONCENTRATION OF CREDIT RISK

Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction and consumer markets represented 12% of the Company’s consolidated revenues for the year ended December 31, 2014, 13% of the Company’s consolidated revenues for the year ended December 31, 2013, and 19% of the Company’s consolidated revenues for the year ended December 31, 2012.  Net sales to CNH Global N.V. in Titan’s three customer markets represented 9% of the Company’s consolidated revenues for the year ended December 31, 2014, 9% of the Company’s consolidated revenues for the year ended December 31, 2013, and 10% of the Company’s consolidated revenues for the year ended December 31, 2012.  No other customer accounted for more than 10% of Titan’s net sales in 2014, 2013 or 2012.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

34. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the chief executive officer of the Company.  The related party is Mr. Fred Taylor and is Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blackstone OTR, LLC; FBT Enterprises; Green Carbon, INC; and OTR Wheel Engineering.  During 2014, 2013 and 2012, sales of Titan product to these companies were approximately $2.6 million, $3.0 million and $2.1 million, respectively.  Titan had trade receivables due from these companies of approximately $0.2 million at December 31, 2014, and approximately $0.2 million at December 31, 2013.  On other sales referred to Titan from these manufacturing representative companies, commissions were approximately $2.4 million, $2.5 million and $2.8 million during 2014, 2013 and 2012, respectively. Titan had purchases from these companies of approximately $9.9 million and $0.8 million during 2014 and 2013, respectively.

The Company has a 34.2% equity stake in Wheels India Limited, a company incorporated in India and listed on the National Stock Exchange in India. The Company had trade payables due to Wheels India of approximately $0.1 million at December 31, 2014, and approximately $0.3 million at December 31, 2013.

35. SEGMENT AND GEOGRAPHICAL INFORMATION

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about certain operating results of segments as reviewed by the chief operating decision maker of the Company as of and for the years ended December 31, 2014, 2013 and 2012. (amounts in thousands):

	2014	2013	2012
Revenues from external customers
Agricultural	$1,016,882	$1,182,187	$1,080,412
Earthmoving/construction	610,596	749,115	501,617
Consumer	268,049	232,293	238,649
	$1,895,527	$2,163,595	$1,820,678
Gross profit
Agricultural	$134,688	$198,910	$206,376
Earthmoving/construction	(7,609)	83,358	74,348
Consumer	16,250	15,542	16,366
Unallocated corporate	(2,686)	(2,620)	(2,951)
	$140,643	$295,190	$294,139
Income (loss) from operations
Agricultural	$63,838	$151,841	$178,587
Earthmoving/construction	(80,600)	22,008	47,310
Consumer	(8,766)	1,630	32,243
Unallocated corporate	(72,097)	(73,084)	(83,432)
Consolidated income (loss) from operations	(97,625)	102,395	174,708

Interest expense	(36,564)	(47,120)	(27,658)
Convertible debt conversion charge	—	(7,273)	—
Loss on senior note repurchase	—	(22,734)	—
Noncash Titan Europe Plc gain	—	—	26,700
Gain on earthquake insurance recovery	—	22,451	—
Gain on acquisition	—	—	11,678
Other income (expense), net	(18,055)	7,015	6,823
Income (loss) before income taxes	$(152,244)	$54,734	$192,251

Capital expenditures
Agricultural	$17,448	$28,763	$26,886
Earthmoving/construction	29,190	35,702	26,508
Consumer	7,608	7,393	4,100
Unallocated corporate	4,193	8,273	8,246
	$58,439	$80,131	$65,740

Depreciation & amortization
Agricultural	$37,996	$29,781	$20,435
Earthmoving/construction	36,608	40,272	24,192
Consumer	9,743	6,246	5,855
Unallocated corporate	4,357	4,323	3,613
	$88,704	$80,622	$54,095

Total assets
Agricultural	$508,741	$725,032	$555,020
Earthmoving/construction	591,553	749,564	841,502
Consumer	175,475	172,320	140,592
Unallocated corporate (a)	219,955	174,315	173,121
	$1,495,724	$1,821,231	$1,710,235
(a)  Unallocated assets include cash of approximately $133 million, $82 million, and $103 million at year-end 2014, 2013 and 2012, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information by geographic area.  Revenues from external customers were determined based on the location of the selling subsidiary.  Geographic information as of and for the years ended December 31, 2014, 2013 and 2012 was as follows (amounts in thousands):

2014	United States	Brazil	Other Countries	Consolidated Totals
Revenues from external customers	$904,097	$352,342	$639,088	$1,895,527
Long-lived assets	223,797	80,414	223,203	527,414
2013
Revenues from external customers	$1,159,061	$397,426	$607,108	$2,163,595
Long-lived assets	266,413	101,282	313,187	680,882
2012
Revenues from external customers	$1,356,264	$328,005	$136,409	$1,820,678
Long-lived assets	262,064	112,480	218,741	593,285

36. EARNINGS PER SHARE

Earnings per share for 2014, 2013 and 2012, are (amounts in thousands, except per share data):

2014	Titan Net income (loss)	Weighted- average shares	Per share amount
Basic earnings per share	$(80,461)	53,497	$(1.50)
Effect of stock options/trusts	—	—
Effect of convertible notes	—	—
Diluted earnings per share	$(80,461)	53,497	$(1.50)
2013
Basic earnings per share	$35,205	53,039	$0.66
Effect of stock options/trusts	—	258
Effect of convertible notes	2,600	6,225
Diluted earnings per share	$37,805	59,522	$0.64
2012
Basic earnings per share	$107,231	43,380	$2.47
Effect of stock options/trusts	—	254
Effect of convertible notes	4,572	11,028
Diluted earnings per share	$111,803	54,662	$2.05

The effect of stock options/trusts has been excluded for 2014, as the effect would have been antidilutive. The weighted average share amount excluded was 0.2 million. The effect of convertible notes has been excluded for 2014, as the effect would have been antidilutive. The weighted average share amount excluded was 5.6 million shares.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

37. SUPPLEMENTARY DATA – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(All amounts in thousands, except per share data)

Quarter ended	March 31		June 30		September 30	December 31		Year ended December 31
2014
Net sales	$538,940		$523,731		$449,579	$383,277		$1,895,527
Gross profit	54,550		22,560	(a)	45,299	18,234		140,643
Titan net income (loss)	2,163		(20,511)	(a)	(9,067)	(53,046)	(b)	(80,461)
Per share amounts:
Basic	.04		(.38)	(a)	(.17)	(.99)	(b)	(1.50)	(c)
Diluted	.04		(.38)	(a)	(.17)	(.99)	(b)	(1.50)	(c)
2013
Net sales	$578,387		$593,291		$497,510	$494,407		$2,163,595
Gross profit	96,751		86,655		62,506	49,278		295,190
Titan net income (loss)	19,475	(d)	23,217	(e)	8,093	(15,580)	(f)	35,205
Per share amounts:
Basic	.38	(d)	.43	(e)	.15	(.29)	(f)	.66	(c)
Diluted	.34	(d)	.40	(e)	.15	(.29)	(f)	.64	(c)

(a)	Mining asset impairment and inventory writedown of $34.8 million was included in the quarter ended June 30, 2014.

(b)	Noncash goodwill impairment charge of $36.6 million was included in the quarter ended December 31, 2014.

(c)	As a result of changes in outstanding share balances and dilution factors, year-end per share amounts may not agree to the sum of the quarters.

(d)	Convertible debt conversion charge of $7.3 million was included in the quarter ended March 31, 2013.

(e)	Gain on earthquake insurance recovery of $22.5 million was included in the quarter ended June 30, 2013.

(f)	Loss on senior note repurchase of $22.7 million was included in the quarter ended December 31, 2013.

38. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The Company's 6.875% senior secured notes due 2020 and 5.625% convertible senior subordinated notes due 2017 are guaranteed by the following 100% owned subsidiaries of the Company: Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois. The note guarantees are full and unconditional, joint and several obligations of the guarantors. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The following condensed consolidating financial statements are presented using the equity method of accounting. Certain sales & marketing expenses recorded by non-guarantor subsidiaries have not been allocated to the guarantor subsidiaries.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$879,982	$1,015,545	$—	$1,895,527
Cost of sales	927	800,310	953,647	—	1,754,884
Gross profit (loss)	(927)	79,672	61,898	—	140,643
Selling, general and administrative expenses	12,887	71,548	89,179	—	173,614
Research and development expenses	72	5,309	8,624	—	14,005
Royalty expense	—	7,620	6,458	—	14,078
Noncash goodwill impairment charge	—	—	36,571	—	36,571
Loss from operations	(13,886)	(4,805)	(78,934)	—	(97,625)
Interest expense	(32,783)	—	(3,781)	—	(36,564)
Intercompany interest income (expense)	6,416	2,346	(8,762)	—	—
Other income (expense)	4,258	14	(22,327)	—	(18,055)
Loss before income taxes	(35,995)	(2,445)	(113,804)	—	(152,244)
Benefit for income taxes	(12,765)	(374)	(8,680)	—	(21,819)
Equity in earnings of subsidiaries	(107,195)	—	(26,213)	133,408	—
Net income (loss)	(130,425)	(2,071)	(131,337)	133,408	(130,425)
Net loss noncontrolling interests	—	—	(49,964)	—	(49,964)
Net income (loss) attributable to Titan	$(130,425)	$(2,071)	$(81,373)	$133,408	$(80,461)

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,139,366	$1,024,229	$—	$2,163,595
Cost of sales	1,157	936,022	931,226	—	1,868,405
Gross profit (loss)	(1,157)	203,344	93,003	—	295,190
Selling, general and administrative expenses	9,608	73,196	84,567	—	167,371
Research and development expenses	(35)	5,563	5,637	—	11,165
Royalty expense	—	7,327	6,932	—	14,259
Income (loss) from operations	(10,730)	117,258	(4,133)	—	102,395
Interest expense	(38,761)	—	(8,359)	—	(47,120)
Convertible debt conversion charge	(7,273)	—	—	—	(7,273)
Loss on note repurchase	(22,734)	—	—	—	(22,734)
Gain on earthquake insurance	—	—	22,451	—	22,451
Intercompany interest income (expense)	7,488	2,024	(9,512)	—	—
Other income (expense)	4,189	(78)	2,904	—	7,015
Income (loss) before income taxes	(67,821)	119,204	3,351	—	54,734
Provision (benefit) for income taxes	(26,770)	42,528	9,289	—	25,047
Equity in earnings of subsidiaries	70,738	—	43,605	(114,343)	—
Net income (loss)	29,687	76,676	37,667	(114,343)	29,687
Net loss noncontrolling interests	—	—	(5,518)	—	(5,518)
Net income (loss) attributable to Titan	$29,687	$76,676	$43,185	$(114,343)	$35,205

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,325,145	$495,533	$—	$1,820,678
Cost of sales	1,065	1,051,447	474,027	—	1,526,539
Gross profit (loss)	(1,065)	273,698	21,506	—	294,139
Selling, general and administrative expenses	9,993	87,481	28,683	—	126,157
Research and development expenses	381	5,741	1,026	—	7,148
Royalty expense	—	7,029	5,231	—	12,260
Supply agreement termination income	—	—	(26,134)	—	(26,134)
Income (loss) from operations	(11,439)	173,447	12,700	—	174,708
Interest expense	(24,066)	—	(3,592)	—	(27,658)
Noncash Titan Europe gain	26,700	—	—	—	26,700
Gain on acquisition	11,678	—	—	—	11,678
Intercompany interest income (expense)	285	2,051	(2,336)	—	—
Other income (expense)	4,847	(716)	2,692	—	6,823
Income before income taxes	8,005	174,782	9,464	—	192,251
Provision for income taxes	19,327	60,488	6,798	—	86,613
Equity in earnings of subsidiaries	116,960	—	77,748	(194,708)	—
Net income (loss)	105,638	114,294	80,414	(194,708)	105,638
Net loss noncontrolling interests	—	—	—	(1,593)	(1,593)
Net income (loss) attributable to Titan	$105,638	$114,294	$80,414	$(193,115)	$107,231

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(130,425)	$(2,071)	$(131,337)	$133,408	$(130,425)
Currency translation adjustment, net	(63,424)	—	(63,424)	63,424	(63,424)
Pension liability adjustments, net of tax	(5,129)	(4,557)	(572)	5,129	(5,129)
Comprehensive income (loss)	(198,978)	(6,628)	(195,333)	201,961	(198,978)
Net comprehensive loss attributable to noncontrolling interests	—	—	(68,856)	—	(68,856)
Comprehensive income (loss) attributable to Titan	$(198,978)	$(6,628)	$(126,477)	$201,961	$(130,122)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$29,687	$76,676	$37,667	$(114,343)	$29,687
Unrealized gain (loss) on investments, net of tax	(3)	—	(3)	3	(3)
Currency translation adjustment, net	(24,287)	—	(24,287)	24,287	(24,287)
Pension liability adjustments, net of tax	14,749	11,472	3,277	(14,749)	14,749
Comprehensive income (loss)	20,146	88,148	16,654	(104,802)	20,146
Net comprehensive loss attributable to noncontrolling interests	—	—	(9,734)	—	(9,734)
Comprehensive income (loss) attributable to Titan	$20,146	$88,148	$26,388	$(104,802)	$29,880

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$105,638	$114,294	$80,414	$(194,708)	$105,638
Unrealized gain (loss) on investments, net of tax	1,733	—	1,733	(1,733)	1,733
Noncash Titan Europe gain, net of tax	(17,208)	—	(17,208)	17,208	(17,208)
Currency translation adjustment, net	(7,191)	—	(7,191)	7,191	(7,191)
Pension liability adjustments, net of tax	(642)	954	(1,596)	642	(642)
Comprehensive income (loss)	82,330	115,248	56,152	(171,400)	82,330
Net comprehensive loss attributable to noncontrolling interests	—	—	—	(2,007)	(2,007)
Comprehensive income (loss) attributable to Titan	$82,330	$115,248	$56,152	$(169,393)	$84,337

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$129,985	$4	$71,462	$—	$201,451
Accounts receivable	(55)	63,645	135,788	—	199,378
Inventories	—	103,230	228,202	—	331,432
Prepaid and other current assets	26,803	21,105	55,761	—	103,669
Total current assets	156,733	187,984	491,213	—	835,930
Property, plant and equipment, net	7,590	160,318	359,506	—	527,414
Investment in subsidiaries	745,084	—	109,768	(854,852)	—
Other assets	51,381	827	80,172	—	132,380
Total assets	$960,788	$349,129	$1,040,659	$(854,852)	$1,495,724
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$26,233	$—	$26,233
Accounts payable	1,795	10,876	133,634		146,305
Other current liabilities	28,519	45,291	55,208	—	129,018
Total current liabilities	30,314	56,167	215,075	—	301,556
Long-term debt	460,161	—	36,342	—	496,503
Other long-term liabilities	15,244	20,867	71,496	—	107,607
Intercompany accounts	(105,703)	(228,307)	334,010	—	—
Titan stockholders' equity	560,772	500,402	354,450	(854,852)	560,772
Noncontrolling interests	—	—	29,286	—	29,286
Total liabilities and stockholders’ equity	$960,788	$349,129	$1,040,659	$(854,852)	$1,495,724

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$81,472	$4	$107,884	$—	$189,360
Restricted cash	—	—	14,268	—	14,268
Accounts receivable	—	89,259	173,794	—	263,053
Inventories	—	129,113	255,807	—	384,920
Prepaid and other current assets	80,876	20,416	54,985	—	156,277
Total current assets	162,348	238,792	606,738	—	1,007,878
Property, plant and equipment, net	9,885	206,928	421,994	—	638,807
Investment in subsidiaries	884,222	—	141,752	(1,025,974)	—
Other assets	34,259	387	139,900	—	174,546
Total assets	$1,090,714	$446,107	$1,310,384	$(1,025,974)	$1,821,231
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$75,061	$—	$75,061
Accounts payable	368	12,525	163,826	—	176,719
Other current liabilities	15,278	58,001	61,512	—	134,791
Total current liabilities	15,646	70,526	300,399	—	386,571
Long-term debt	460,161	—	37,533	—	497,694
Other long-term liabilities	40,658	15,571	82,701	—	138,930
Intercompany accounts	(113,474)	(147,529)	261,003	—	—
Titan stockholders’ equity	687,723	507,539	518,435	(1,025,974)	687,723
Noncontrolling interests	—	—	110,313	—	110,313
Total liabilities and stockholders’ equity	$1,090,714	$446,107	$1,310,384	$(1,025,974)	$1,821,231

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$51,113	$7,977	$54,982	$114,072
Cash flows from investing activities:
Capital expenditures	(914)	(8,584)	(48,941)	(58,439)
Acquisition of additional interest	(49)	—	(13,346)	(13,395)
Decrease in restricted cash deposits	—	—	14,268	14,268
Other, net	—	607	4,437	5,044
Net cash used for investing activities	(963)	(7,977)	(43,582)	(52,522)
Cash flows from financing activities:
Proceeds from borrowings	—	—	15,708	15,708
Payment on debt	—	—	(60,345)	(60,345)
Proceeds from exercise of stock options	141	—	—	141
Excess tax benefit from stock options exercised	(672)	—	—	(672)
Payment of financing fees	(33)	—	—	(33)
Dividends paid	(1,073)	—	—	(1,073)
Net cash used for financing activities	(1,637)	—	(44,637)	(46,274)
Effect of exchange rate change on cash	—	—	(3,185)	(3,185)
Net increase (decrease) in cash and cash equivalents	48,513	—	(36,422)	12,091
Cash and cash equivalents, beginning of period	81,472	4	107,884	189,360
Cash and cash equivalents, end of period	$129,985	$4	$71,462	$201,451

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(175,810)	$28,834	$263,625	$116,649
Cash flows from investing activities:
Capital expenditures	(6,290)	(29,087)	(44,754)	(80,131)
Acquisitions, net of cash acquired	—	—	(95,681)	(95,681)
Additional equity investment in Wheels India	—	—	(8,017)	(8,017)
Increase in restricted cash deposits	—	—	(14,473)	(14,473)
Insurance proceeds	—	—	2,879	2,879
Other, net	—	253	2,091	2,344
Net cash used for investing activities	(6,290)	(28,834)	(157,955)	(193,079)
Cash flows from financing activities:
Proceeds from borrowings	745,313	—	43,391	788,704
Repurchase of senior notes	(558,360)	—	—	(558,360)
Payment on debt	—	—	(200,721)	(200,721)
Convertible note conversion	(14,090)	—	—	(14,090)
Capital contribution from noncontrolling interest	—	—	79,592	79,592
Proceeds from exercise of stock options	1,001	—	—	1,001
Excess tax benefit from stock options	(68)	—	—	(68)
Payment of financing fees	(12,332)	—	—	(12,332)
Dividends paid	(1,046)	—	—	(1,046)
Net cash provided by (used for) financing activities	160,418	—	(77,738)	82,680
Effect of exchange rate change on cash	—	—	(6,004)	(6,004)
Net increase (decrease) in cash and cash equivalents	(21,682)	—	21,928	246
Cash and cash equivalents, beginning of period	103,154	4	85,956	189,114
Cash and cash equivalents, end of period	$81,472	$4	$107,884	$189,360

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(14,959)	$35,327	$109,800	$130,168
Cash flows from investing activities:
Capital expenditures	(6,931)	(36,025)	(22,784)	(65,740)
Acquisition, net of cash acquired	780	—	—	780
Other, net	—	698	368	1,066
Net cash used for investing activities	(6,151)	(35,327)	(22,416)	(63,894)
Cash flows from financing activities:
Proceeds from borrowings	—	—	17,171	17,171
Payment of debt	—	—	(20,811)	(20,811)
Proceeds from exercise of stock options	934	—	—	934
Excess tax benefit from stock options	184	—	—	184
Payment of financing fees	(1,275)	—	—	(1,275)
Dividends paid	(845)	—	—	(845)
Net cash used for financing activities	(1,002)	—	(3,640)	(4,642)
Effect of exchange rate change on cash	—	—	(1,688)	(1,688)
Net increase (decrease) in cash and cash equivalents	(22,112)	—	82,056	59,944
Cash and cash equivalents, beginning of period	125,266	4	3,900	129,170
Cash and cash equivalents, end of period	$103,154	$4	$85,956	$189,114

TITAN INTERNATIONAL, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2014
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$5,287,000	$536,000	$(117,000)	$5,706,000

Year ended December 31, 2013
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$5,130,000	$2,984,000	$(2,827,000)	$5,287,000

Year ended December 31, 2012
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$4,204,000	$1,240,000	$(314,000)	$5,130,000

S- 1