Form 10-K/A
period 2014-12-31
TITAN INTERNATIONAL INC
filed 2015-02-27
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-12936

TITAN INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Illinois	36-3228472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (Amendment) amends the Titan International, Inc. annual report on Form 10-K for the period ended December 31, 2014 (Form 10-K), which was filed with the Securities and Exchange Commission on February 26, 2015. A typographical error which included extraneous numerical information in an extra column to the right of the 2013 information on the Consolidated Statements of Cash Flows on page F-8 has been corrected. The typographical error and this Amendment do not affect the XBRL data in the original filing.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update, or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
Cash flows from operating activities:	2014	2013	2012
Net income (loss)	$(130,425)	$29,687	$105,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,704	80,622	54,095
Amortization of debt premium	—	(2,369)	—
Mining asset impairment	23,242	—	—
Mining inventory writedown	16,690	—	—
Deferred income tax provision	(24,800)	(4,004)	17,170
Convertible debt conversion charge	—	7,273	—
Loss on note repurchase	—	22,734	—
Gain on earthquake insurance recovery	—	(22,451)	—
Noncash Titan Europe gain	—	—	(26,700)
Supply agreement termination income	—	—	(26,134)
Noncash goodwill impairment charge	36,571	—	—
Stock-based compensation	5,360	4,815	4,087
Excess tax benefit from stock-based compensation	672	68	(184)
Insurance proceeds	—	35,808	—
Issuance of treasury stock under 401(k) plan	639	646	588
Gain on acquisition	—	—	(11,678)
(Increase) decrease in assets:
Accounts receivable	54,686	26,417	35,839
Inventories	20,933	(30,280)	23,917
Prepaid and other current assets	30,324	(39,825)	(25,229)
Other assets	(1,145)	1,960	6,987
Increase (decrease) in liabilities:
Accounts payable	(23,777)	9,479	(44,542)
Other current liabilities	(2,089)	(556)	7,839
Other liabilities	18,487	(3,375)	8,475
Net cash provided by operating activities	114,072	116,649	130,168
Cash flows from investing activities:
Capital expenditures	(58,439)	(80,131)	(65,740)
Acquisitions, net of cash acquired	(13,395)	(95,681)	780
Additional equity investment in Wheels India	—	(8,017)	—
(Increase) decrease in restricted cash deposits	14,268	(14,473)	—
Insurance proceeds	—	2,879	—
Other	5,044	2,344	1,066
Net cash used for investing activities	(52,522)	(193,079)	(63,894)
Cash flows from financing activities:
Proceeds from borrowings	15,708	788,704	17,171
Repurchase of senior notes	—	(558,360)	—
Payment on debt	(60,345)	(200,721)	(20,811)
Convertible note conversion	—	(14,090)	—
Capital contribution from noncontrolling interest	—	79,592	—
Proceeds from exercise of stock options	141	1,001	934
Excess tax benefit from stock-based compensation	(672)	(68)	184
Payment of financing fees	(33)	(12,332)	(1,275)
Dividends paid	(1,073)	(1,046)	(845)
Net cash provided by (used for) financing activities	(46,274)	82,680	(4,642)
Effect of exchange rate changes on cash	(3,185)	(6,004)	(1,688)
Net increase in cash and cash equivalents	12,091	246	59,944
Cash and cash equivalents, beginning of year	189,360	189,114	129,170
Cash and cash equivalents, end of year	$201,451	$189,360	$189,114

Supplemental information:
Interest paid	$34,014	$41,875	$27,192
Income taxes paid, net of refunds received	$(25,588)	$59,360	$86,587
Noncash investing and financing information:
Issuance of common stock for Titan Europe acquisition	$—	$—	$121,813
Issuance of common stock for convertible debt payment	$—	$45,903	$—
See accompanying Notes to Consolidated Financial Statements.
F-8

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 3.	Exhibits

Exhibit No.	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	February 26, 2015	By:	/s/ JOHN HRUDICKA
John Hrudicka
Chief Financial Officer