Form 10-Q
period 2015-03-31
TITAN INTERNATIONAL INC
filed 2015-04-30
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: March 31, 2015
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	April 20, 2015

Common stock, no par value per share	53,779,842

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended
	March 31,
	2015	2014
Net sales	$402,059	$538,940
Cost of sales	359,265	484,390
Gross profit	42,794	54,550
Selling, general and administrative expenses	35,674	46,835
Research and development expenses	3,086	3,710
Royalty expense	3,225	3,741
Income from operations	809	264
Interest expense	(8,756)	(9,259)
Other income	8,283	516
Income (loss) before income taxes	336	(8,479)
Provision (benefit) for income taxes	1,396	(3,351)
Net loss	(1,060)	(5,128)
Net loss attributable to noncontrolling interests	(1,292)	(7,291)
Net income attributable to Titan	$232	$2,163

Earnings per common share:
Basic	$.00	$.04
Diluted	$.00	$.04
Average common shares and equivalents outstanding:
Basic	53,663	53,470
Diluted	53,817	53,774

Dividends declared per common share:	$.005	$.005

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	March 31,
	2015	2014
Net loss	$(1,060)	$(5,128)
Currency translation adjustment, net	(45,386)	388
Pension liability adjustments, net of tax of $(100) and $(383), respectively	9	717
Comprehensive loss	(46,437)	(4,023)
Net comprehensive loss attributable to noncontrolling interests	(3,013)	(12,183)
Comprehensive income (loss) attributable to Titan	$(43,424)	$8,160

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except share data)

	March 31,	December 31,
Assets	2015	2014
Current assets
Cash and cash equivalents	$190,551	$201,451
Accounts receivable, net	239,468	199,378
Inventories	307,318	331,432
Deferred income taxes	22,175	23,435
Prepaid and other current assets	74,092	80,234
Total current assets	833,604	835,930
Property, plant and equipment, net	482,593	527,414
Deferred income taxes	14,497	15,623
Other assets	111,781	116,757
Total assets	$1,442,475	$1,495,724
Liabilities and Equity
Current liabilities
Short-term debt	$29,753	$26,233
Accounts payable	152,923	146,305
Other current liabilities	134,409	129,018
Total current liabilities	317,085	301,556
Long-term debt	493,768	496,503
Deferred income taxes	5,148	18,582
Other long-term liabilities	83,089	89,025
Total liabilities	899,090	905,666
Equity
Titan stockholders' equity
Common stock (no par, 120,000,000 shares authorized, 55,253,092 issued)	—	—
Additional paid-in capital	562,317	562,367
Retained earnings	125,970	126,007
Treasury stock (at cost, 1,490,076 and 1,504,064 shares, respectively)	(13,772)	(13,897)
Treasury stock reserved for deferred compensation	(1,075)	(1,075)
Accumulated other comprehensive loss	(156,260)	(112,630)
Total Titan stockholders’ equity	517,180	560,772
Noncontrolling interests	26,205	29,286
Total equity	543,385	590,058
Total liabilities and equity	$1,442,475	$1,495,724

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2015	53,749,028	$562,367	$126,007	$(13,897)	$(1,075)	$(112,630)	$560,772	$29,286	$590,058
Net income (loss)			232				232	(1,292)	(1,060)
Currency translation adjustment, net of tax						(43,665)	(43,665)	(1,721)	(45,386)
Pension liability adjustments, net of tax						9	9		9
Dividends on common stock			(269)				(269)		(269)
Dissolution of subsidiary						26	26	(68)	(42)
Stock-based compensation		312					312		312
Tax benefit related to stock-based compensation		(388)					(388)		(388)
Issuance of treasury stock under 401(k) plan	13,988	26		125			151		151
Balance March 31, 2015	53,763,016	$562,317	$125,970	$(13,772)	$(1,075)	$(156,260)	$517,180	$26,205	$543,385

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2015	2014
Net loss	$(1,060)	$(5,128)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	18,480	23,275
Deferred income tax provision	(3,901)	(4,912)
Stock-based compensation	312	877
Excess tax benefit from stock-based compensation	388	2
Issuance of treasury stock under 401(k) plan	151	160
(Increase) decrease in assets:
Accounts receivable	(56,153)	(61,482)
Inventories	5,958	(7,009)
Prepaid and other current assets	4,374	28,601
Other assets	2,516	(4,856)
Increase (decrease) in liabilities:
Accounts payable	24,066	34,038
Other current liabilities	5,736	16,141
Other liabilities	(7,834)	(1,716)
Net cash provided by (used for) operating activities	(6,967)	17,991
Cash flows from investing activities:
Capital expenditures	(11,419)	(16,754)
Acquisition of additional interest	—	(12,676)
Decrease in restricted cash deposits	—	14,188
Other	2,334	3,278
Net cash used for investing activities	(9,085)	(11,964)
Cash flows from financing activities:
Proceeds from borrowings	11,102	6,945
Payment on debt	(1,456)	(4,248)
Proceeds from exercise of stock options	—	20
Excess tax benefit from stock-based compensation	(388)	(2)
Payment of financing fees	—	(33)
Dividends paid	(269)	(268)
Net cash provided by financing activities	8,989	2,414
Effect of exchange rate changes on cash	(3,837)	2,293
Net increase (decrease) in cash and cash equivalents	(10,900)	10,734
Cash and cash equivalents, beginning of period	201,451	189,360
Cash and cash equivalents, end of period	$190,551	$200,094

Supplemental information:
Interest paid	$4,589	$2,553
Income taxes paid, net of refunds received	$(3,763)	$4,508

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.	ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary for a fair statement of the Company's financial position as of March 31, 2015, and the results of operations and cash flows for the three months ended March 31, 2015 and 2014.

Accounting policies have continued without significant change and are described in the Description of Business and Significant Accounting Policies contained in the Company's 2014 Annual Report on Form 10-K. These interim financial statements have been prepared pursuant to the Securities and Exchange Commission's rules for Form 10-Q's and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2014 Annual Report on Form 10-K.

Sales
Sales and revenues are presented net of sales taxes and other related taxes.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.875% senior secured notes due 2020 (senior secured notes due 2020) and 5.625% convertible senior subordinated notes due 2017 (convertible notes) are carried at cost of $400.0 million and $60.2 million at March 31, 2015, respectively. The fair value of the senior secured notes due 2020 at March 31, 2015, as obtained through an independent pricing source, was approximately $340.0 million.

Cash dividends
The Company declared cash dividends of $.005 per share of common stock for each of the three months ended March 31, 2015, and 2014. The first quarter 2015 cash dividend of $.005 per share of common stock was paid April 15, 2015, to stockholders of record on March 31, 2015.

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

Recently Issued Accounting Standards
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This update amends existing guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (amounts in thousands):

	March 31, 2015	December 31, 2014
Accounts receivable	$243,467	$205,084
Allowance for doubtful accounts	(3,999)	(5,706)
Accounts receivable, net	$239,468	$199,378

Accounts receivable are reduced by an allowance for doubtful accounts which is based on historical losses.

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	March 31, 2015	December 31, 2014
Raw material	$98,833	$119,989
Work-in-process	41,218	41,073
Finished goods	177,563	179,998
	317,614	341,060
Adjustment to LIFO basis	(10,296)	(9,628)
	$307,318	$331,432

At March 31, 2015, approximately 10% of the Company's inventories were valued under the last-in, first-out (LIFO) method. At December 31, 2014, approximately 11% of the Company's inventories were valued under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. All inventories are valued at lower of cost or market.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following (amounts in thousands):

	March 31, 2015	December 31, 2014
Land and improvements	$52,382	$60,012
Buildings and improvements	214,929	223,989
Machinery and equipment	575,342	585,318
Tools, dies and molds	98,022	103,353
Construction-in-process	33,299	38,653
	973,974	1,011,325
Less accumulated depreciation	(491,381)	(483,911)
	$482,593	$527,414

Depreciation on fixed assets for the three months ended March 31, 2015 and 2014, totaled $17.2 million and $21.8 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Included in the total building and improvements are capital leases of $3.7 million and $4.1 million at March 31, 2015, and December 31, 2014, respectively. Included in the total of machinery and equipment are capital leases of $33.7 million and $37.7 million at March 31, 2015, and December 31, 2014, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill consisted of the following (amounts in thousands):

	2015				2014
		Earthmoving/				Earthmoving/
	Agricultural	Construction	Consumer		Agricultural	Construction	Consumer
	Segment	Segment	Segment	Total	Segment	Segment	Segment	Total
Goodwill, January 1	$—	$—	$—	$—	$24,540	$14,898	$2,637	$42,075
Foreign currency translation	—	—	—	—	(983)	314	(137)	(806)
Goodwill, March 31	$—	$—	$—	$—	$23,557	$15,212	$2,500	$41,269

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

The components of intangible assets consisted of the following (amounts in thousands):

	Weighted- Average Useful Lives (in Years)	March 31, 2015	December 31, 2014
Amortizable intangible assets:
Customer relationships	12.3	14,118	14,958
Patents, trademarks and other	8.6	15,580	15,907
Total at cost		29,698	30,865
Less accumulated amortization		(7,776)	(7,176)
		21,922	23,689

Amortization related to intangible assets for the three months ended March 31, 2015 and 2014, totaled $0.9 million and $1.1 million, respectively. Intangible assets are included as a component of other assets in the consolidated condensed balance sheet.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The estimated aggregate amortization expense at March 31, 2015, is as follows (amounts in thousands):

April 1 - December 31, 2015	$2,242
2016	2,411
2017	2,284
2018	2,272
2019	2,272
Thereafter	10,441
$21,922

6. WARRANTY

Changes in the warranty liability consisted of the following (amounts in thousands):

	2015	2014
Warranty liability, January 1	$28,144	$33,134
Provision for warranty liabilities	2,526	5,320
Warranty payments made	(3,914)	(5,604)
Warranty liability, March 31	$26,756	$32,850

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

7. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2015	December 31, 2014
6.875% senior secured notes due 2020	$400,000	$400,000
5.625% convertible senior subordinated notes due 2017	60,161	60,161
Titan Europe credit facilities	46,697	42,291
Other debt	14,015	17,013
Capital leases	2,648	3,271
	523,521	522,736
Less amounts due within one year	29,753	26,233
	$493,768	$496,503

Aggregate maturities of long-term debt at March 31, 2015, were as follows (amounts in thousands):

April 1 - December 31, 2015	$29,702
2016	27,361
2017	62,115
2018	1,070
2019	1,037
Thereafter	402,236
$523,521

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

6.875% senior secured notes due 2020
The Company’s 6.875% senior secured notes (senior secured notes due 2020) are due October 2020. These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport and Titan Wheel Corporation of Illinois. The Company's senior secured notes due 2020 outstanding balance was $400.0 million at March 31, 2015.

5.625% convertible senior subordinated notes due 2017
The Company’s 5.625% convertible senior subordinated notes (convertible notes) are due January 2017.   The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The Company’s convertible notes balance was $60.2 million at March 31, 2015.

Titan Europe credit facilities
The Titan Europe credit facilities contain borrowings from various institutions totaling $46.7 million at March 31, 2015. Maturity dates on this debt range from less than one year to nine years and interest rates range from 5% to 6.9%. The Titan Europe facilities are secured by the assets of its subsidiaries in Italy, Spain, Germany and Brazil.

Revolving credit facility
The Company’s $150 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a December 2017 termination date and is collateralized by the accounts receivable and inventory of certain Titan domestic subsidiaries.  Titan's availability under this domestic facility may be less than $150 million as a result of eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At March 31, 2015, the amount available was $106.0 million as a result of the Company's decrease in sales which impacted both accounts receivable and inventory balances. During the first three months of 2015 and at March 31, 2015, there were no borrowings under the credit facility.

Other Debt
Other debt is comprised of working capital loans for the Sao Paulo, Brazil manufacturing facility totaling $14.0 million at March 31, 2015.

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is recorded as an offset to currency exchange gain/loss. For the three months ended March 31, 2015, the Company recorded currency exchange gain of $4.5 million related to these derivatives.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

9. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At March 31, 2015, future minimum rental commitments under noncancellable operating leases with initial terms of at least one year were as follows (amounts in thousands):

April 1 - December 31, 2015	$5,079
2016	5,863
2017	2,846
2018	2,108
2019	1,513
Thereafter	926
Total future minimum lease payments	$18,335

At March 31, 2015, the Company had assets held as capital leases with a net book value of $9.5 million included in property, plant and equipment. Total future capital lease obligations relating to these leases are as follows (amounts in thousands):

April 1 - December 31, 2015	$1,094
2016	878
2017	436
2018	135
2019	101
Thereafter	4
Total future capital lease obligation payments	2,648
Less amount representing interest	(49)
Present value of future capital lease obligation payments	$2,599

10. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors four 401(k) retirement savings plans in the U.S. and a number of defined contribution plans at foreign subsidiaries. The Company contributed approximately $1.1 million to the pension plans during the three months ended March 31, 2015 and expects to contribute approximately $3.6 million to the pension plans during the remainder of 2015.

The components of net periodic pension cost consisted of the following (amounts in thousands):

	Three months ended
	March 31,
	2015	2014
Service cost	$172	$197
Interest cost	1,224	1,408
Expected return on assets	(1,519)	(1,517)
Amortization of unrecognized prior service cost	34	34
Amortization of net unrecognized loss	729	758
Net periodic pension cost	$640	$880

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

11. VARIABLE INTEREST ENTITIES

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

The following table summarizes the carrying amount of the entities’ assets and liabilities included in the Company’s consolidated condensed balance sheets at March 31, 2015 and December 31, 2014 (amounts in thousands):

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$1,100	$8,861
Inventory	9,064	9,645
Other current assets	25,376	18,115
Property, plant and equipment, net	33,660	36,353
Other noncurrent assets	7,513	8,016
Total assets	76,713	80,990

Current liabilities	13,365	11,659
Noncurrent liabilities	2,518	7,448
Total liabilities	15,883	19,107

All assets in the above table can only be used to settle obligations of the consolidated VIE, to which the respective assets relate. Liabilities are nonrecourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

12. ROYALTY EXPENSE

The Company has a trademark license agreement with Goodyear to manufacture and sell certain tires in North America and Latin America under the Goodyear name.  The North American and Latin American farm tire royalties were prepaid for seven years as part of the 2011 Goodyear Latin American farm tire acquisition. In May 2012, the Company and Goodyear entered into an agreement under which Titan will sell certain non-farm tire products directly to third party customers and pay a royalty to Goodyear. Royalty expenses recorded were $3.2 million and $3.7 million for the three months ended March 31, 2015 and 2014, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

13. OTHER INCOME

Other income consisted of the following (amounts in thousands):

	Three months ended
	March 31,
	2015	2014
Currency exchange gain (loss)	$5,966	$(1,697)
Other income	865	463
Discount amortization on prepaid royalty	611	774
Interest income	608	352
Building rental income	240	206
Wheels India Limited equity income (loss)	(7)	418
	$8,283	$516

14. INCOME TAXES

The Company recorded income tax expense / (benefit) of $1.4 million and $(3.4) million for the quarters ended March 31, 2015 and March 31, 2014. The Company's effective income tax rate was 415% and 40% for the three months ended March 31, 2015 and 2014, respectively.

The Company's 2015 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses and foreign income taxed in the U.S. offset by net discrete benefits related to a U.S. check the box election and tax law enactments. In addition, the Company's high effective tax rate is driven by a modest or almost break even consolidated pre-tax accounting income for the period.

The Company's 2014 income tax benefit and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of state income tax expense, unrecognized tax benefits, foreign earnings, and domestic production activities deduction.

15. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended
	March 31, 2015			March 31, 2014
	Titan Net income	Weighted- average shares	Per share amount	Titan Net income	Weighted- average shares	Per share amount
Basic earnings per share	$232	53,663	$0.00	$2,163	53,470	$0.04
Effect of stock options/trusts	—	154		—	304
Diluted earnings per share	$232	53,817	$0.00	$2,163	53,774	$0.04

The effect of convertible notes has been excluded for both of the three months ended March 31, 2015 and 2014, as the effect would have been antidilutive. The weighted average share amount excluded for convertible notes totaled 5.6 million shares and 5.8 million shares for the three months ended March 31, 2015 and 2014, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

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

17. SEGMENT INFORMATION

The table below presents information about certain operating results of segments as reviewed by the chief executive officer of the Company for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	Three months ended
	March 31,
	2015	2014
Revenues from external customers
Agricultural	$213,001	$317,166
Earthmoving/construction	142,484	152,940
Consumer	46,574	68,834
	$402,059	$538,940
Gross profit
Agricultural	$28,274	$47,265
Earthmoving/construction	10,645	3,798
Consumer	4,148	4,082
Unallocated corporate	(273)	(595)
	$42,794	$54,550
Income (loss) from operations
Agricultural	$18,904	$30,541
Earthmoving/construction	(1,862)	(11,094)
Consumer	(244)	(1,560)
Unallocated corporate	(15,989)	(17,623)
Income from operations	809	264

Interest expense	(8,756)	(9,259)
Other income, net	8,283	516
Income (loss) before income taxes	$336	$(8,479)

Assets by segment were as follows (amounts in thousands):

	March 31, 2015	December 31, 2014
Total assets
Agricultural	$524,287	$508,741
Earthmoving/construction	564,017	591,553
Consumer	147,619	175,475
Unallocated corporate	206,552	219,955
	$1,442,475	$1,495,724

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

18. FAIR VALUE MEASUREMENTS

Accounting standards for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (amounts in thousands):

	March 31, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Contractual obligation investments	$10,087	$10,087	$—	$—	$9,840	$9,840	$—	$—
Derivative financial instruments asset	5,583	—	5,583	—	1,068	—	1,068	—
Preferred stock	250	—	—	250	250	—	—	250
Derivative financial instruments liability	(30)	—	(30)	—	(43)	—	(43)	—
Total	$15,890	$10,087	$5,553	$250	$11,115	$9,840	$1,025	$250

The following table presents the changes during the periods presented in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2014	$250
Total realized and unrealized gains and losses	—
Balance as of March 31, 2015	$250

19. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the chief executive officer of the Company.  The related party is Mr. Fred Taylor, Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blackstone OTR, LLC; FBT Enterprises; Green Carbon, INC; and OTR Wheel Engineering.  Sales of Titan products to these companies were approximately $0.7 million and $0.6 million for the first quarter of 2015 and 2014, respectively. Titan had trade receivables due from these companies of approximately $0.4 million at March 31, 2015, and approximately $0.2 million at December 31, 2014.  On other sales referred to Titan from the above manufacturing representative companies, commissions were approximately $0.6 million and $0.7 million during the first quarter of 2015 and 2014, respectively. Titan had purchases from these companies of approximately $0.7 million for the three months ended March 31 2014.

The Company has a 34.2% equity stake in Wheels India Limited, a company incorporated in India and listed on the National Stock Exchange in India. The Company had trade payables due to Wheels India of approximately $0.0 million and $0.1 million at March 31, 2015, and December 31, 2014, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

20. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2015	$(86,571)	$(26,059)	$(112,630)
Currency translation adjustments	(43,639)	—	(43,639)
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior
service cost, net of tax of $(100)	—	9	9
Balance at March 31, 2015	$(130,210)	$(26,050)	$(156,260)

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

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended March 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$193,973	$208,086	$—	$402,059
Cost of sales	231	167,951	191,083	—	359,265
Gross profit (loss)	(231)	26,022	17,003	—	42,794
Selling, general and administrative expenses	2,634	15,379	17,661	—	35,674
Research and development expenses	—	1,000	2,086	—	3,086
Royalty expense	—	1,924	1,301	—	3,225
Income (loss) from operations	(2,865)	7,719	(4,045)	—	809
Interest expense	(8,115)	—	(641)	—	(8,756)
Intercompany interest income (expense)	142	—	(142)	—	—
Other income (expense)	5,397	(379)	3,265	—	8,283
Income (loss) before income taxes	(5,441)	7,340	(1,563)	—	336
Provision (benefit) for income taxes	2,389	2,693	(3,686)	—	1,396
Equity in earnings of subsidiaries	6,770	—	(163)	(6,607)	—
Net income (loss)	(1,060)	4,647	1,960	(6,607)	(1,060)
Net loss noncontrolling interests	—	—	(1,292)	—	(1,292)
Net income (loss) attributable to Titan	$(1,060)	$4,647	$3,252	$(6,607)	$232

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended March 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$263,958	$274,982	$—	$538,940
Cost of sales	210	228,239	255,941	—	484,390
Gross profit (loss)	(210)	35,719	19,041	—	54,550
Selling, general and administrative expenses	1,644	18,990	26,201	—	46,835
Research and development expenses	—	2,153	1,557	—	3,710
Royalty expense	—	1,848	1,893	—	3,741
Income (loss) from operations	(1,854)	12,728	(10,610)	—	264
Interest expense	(8,262)	—	(997)	—	(9,259)
Intercompany interest income (expense)	1,684	—	(1,684)	—	—
Other income (expense)	342	(55)	229	—	516
Income (loss) before income taxes	(8,090)	12,673	(13,062)	—	(8,479)
Provision (benefit) for income taxes	(6,040)	4,810	(2,121)	—	(3,351)
Equity in earnings of subsidiaries	(3,078)	—	(877)	3,955	—
Net income (loss)	(5,128)	7,863	(11,818)	3,955	(5,128)
Net loss noncontrolling interests	—	—	(7,291)	—	(7,291)
Net income (loss) attributable to Titan	$(5,128)	$7,863	$(4,527)	$3,955	$2,163

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Three Months Ended March 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1,060)	$4,647	$1,960	$(6,607)	$(1,060)
Currency translation adjustment, net	(45,386)	—	(45,386)	45,386	(45,386)
Pension liability adjustments, net of tax	9	427	(418)	(9)	9
Comprehensive income (loss)	(46,437)	5,074	(43,844)	38,770	(46,437)
Net comprehensive loss attributable to noncontrolling interests	—	—	(3,013)	—	(3,013)
Comprehensive income (loss) attributable to Titan	$(46,437)	$5,074	$(40,831)	$38,770	$(43,424)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Three Months Ended March 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(5,128)	$7,863	$(11,818)	$3,955	$(5,128)
Currency translation adjustment, net	388	—	388	(388)	388
Pension liability adjustments, net of tax	717	450	267	(717)	717
Comprehensive income (loss)	(4,023)	8,313	(11,163)	2,850	(4,023)
Net comprehensive loss attributable to noncontrolling interests	—	—	(12,183)	—	(12,183)
Comprehensive income (loss) attributable to Titan	$(4,023)	$8,313	$1,020	$2,850	$8,160

(Amounts in thousands)	Consolidating Condensed Balance Sheets March 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$138,935	$45	$51,571	$—	$190,551
Accounts receivable, net	—	87,364	152,104	—	239,468
Inventories	—	102,542	204,776	—	307,318
Prepaid and other current assets	22,889	18,082	55,296	—	96,267
Total current assets	161,824	208,033	463,747	—	833,604
Property, plant and equipment, net	7,403	153,916	321,274	—	482,593
Investment in subsidiaries	705,156	—	110,226	(815,382)	—
Other assets	50,522	1,227	74,529	—	126,278
Total assets	$924,905	$363,176	$969,776	$(815,382)	$1,442,475
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$29,753	$—	$29,753
Accounts payable	1,381	18,674	132,868	—	152,923
Other current liabilities	35,622	45,250	53,537	—	134,409
Total current liabilities	37,003	63,924	216,158	—	317,085
Long-term debt	460,161	—	33,607	—	493,768
Other long-term liabilities	11,765	19,892	56,580	—	88,237
Intercompany accounts	(101,204)	(226,046)	327,250	—	—
Titan stockholders' equity	517,180	505,406	309,976	(815,382)	517,180
Noncontrolling interests	—	—	26,205	—	26,205
Total liabilities and stockholders’ equity	$924,905	$363,176	$969,776	$(815,382)	$1,442,475

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$129,985	$4	$71,462	$—	$201,451
Accounts receivable, net	(55)	63,645	135,788	—	199,378
Inventories	—	103,230	228,202	—	331,432
Prepaid and other current assets	26,803	21,105	55,761	—	103,669
Total current assets	156,733	187,984	491,213	—	835,930
Property, plant and equipment, net	7,590	160,318	359,506	—	527,414
Investment in subsidiaries	745,084	—	109,768	(854,852)	—
Other assets	51,381	827	80,172	—	132,380
Total assets	$960,788	$349,129	$1,040,659	$(854,852)	$1,495,724
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$26,233	$—	$26,233
Accounts payable	1,795	10,876	133,634	—	146,305
Other current liabilities	28,519	45,291	55,208	—	129,018
Total current liabilities	30,314	56,167	215,075	—	301,556
Long-term debt	460,161	—	36,342	—	496,503
Other long-term liabilities	15,244	20,867	71,496	—	107,607
Intercompany accounts	(105,703)	(228,307)	334,010	—	—
Titan stockholders' equity	560,772	500,402	354,450	(854,852)	560,772
Noncontrolling interests	—	—	29,286	—	29,286
Total liabilities and stockholders’ equity	$960,788	$349,129	$1,040,659	$(854,852)	$1,495,724

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Three Months Ended March 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$9,788	$1,481	$(18,236)	$(6,967)
Cash flows from investing activities:
Capital expenditures	(181)	(1,456)	(9,782)	(11,419)
Other, net	—	16	2,318	2,334
Net cash used for investing activities	(181)	(1,440)	(7,464)	(9,085)
Cash flows from financing activities:
Proceeds from borrowings	—	—	11,102	11,102
Payment on debt	—	—	(1,456)	(1,456)
Excess tax benefit from stock-based compensation	(388)	—	—	(388)
Dividends paid	(269)	—	—	(269)
Net cash provided by (used for) financing activities	(657)	—	9,646	8,989
Effect of exchange rate change on cash	—	—	(3,837)	(3,837)
Net increase (decrease) in cash and cash equivalents	8,950	41	(19,891)	(10,900)
Cash and cash equivalents, beginning of period	129,985	4	71,462	201,451
Cash and cash equivalents, end of period	$138,935	$45	$51,571	$190,551

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Three Months Ended March 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$9,782	$737	$7,472	$17,991
Cash flows from investing activities:
Capital expenditures	(120)	(3,486)	(13,148)	(16,754)
Acquisition of additional interest	(25)	—	(12,651)	(12,676)
Decrease in restricted cash deposits	—	—	14,188	14,188
Other, net	—	2,754	524	3,278
Net cash used for investing activities	(145)	(732)	(11,087)	(11,964)
Cash flows from financing activities:
Proceeds from borrowings	—	—	6,945	6,945
Payment on debt	—	—	(4,248)	(4,248)
Proceeds from exercise of stock options	20	—	—	20
Excess tax benefit from stock-based compensation	(2)	—	—	(2)
Payment of financing fees	(33)	—	—	(33)
Dividends paid	(268)	—	—	(268)
Net cash provided by (used for) financing activities	(283)	—	2,697	2,414
Effect of exchange rate change on cash	—	—	2,293	2,293
Net increase in cash and cash equivalents	9,354	5	1,375	10,734
Cash and cash equivalents, beginning of period	81,472	4	107,884	189,360
Cash and cash equivalents, end of period	$90,826	$9	$109,259	$200,094

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of these financial statements with a narrative from the perspective of the management of Titan International, Inc. (Titan or the Company) on Titan's financial condition, results of operations, liquidity and other factors which may affect the Company's future results. The MD&A in this quarterly report should be read in conjunction with the MD&A in Titan's 2014 annual report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015.

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

Actual results could differ materially from these forward-looking statements as a result of certain factors, including:

•	The effect of a recession on the Company and its customers and suppliers

•	Changes in the Company’s end-user markets as a result of world economic or regulatory influences

•	Changes in the marketplace, including new products and pricing changes by the Company’s competitors

•	Ability to maintain satisfactory labor relations

•	Unfavorable outcomes of legal proceedings

•	Availability and price of raw materials

•	Levels of operating efficiencies

•	Unfavorable product liability and warranty claims

•	Actions of domestic and foreign governments

•	Geopolitical and economic uncertainties relating to Russia could have a negative impact on the Company's sales and results of operations at the Voltyre-Prom business

•	Results of investments

•	Fluctuations in currency translations

•	Climate change and related laws and regulations

•	Risks associated with environmental laws and regulations
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

Earthmoving/Construction Segment: The Company manufactures rims, wheels, tires and undercarriage systems and components for various types of off-the-road (OTR) earthmoving, mining, military, construction and forestry equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, articulated dump trucks, load transporters, haul trucks, backhoe loaders, crawler tractors, lattice cranes, shovels and hydraulic excavators.

Consumer Segment: Titan manufactures bias truck tires in Latin America and light truck tires in Russia, provides wheels and tires and assembles brakes, actuators and components for the domestic boat, recreational and utility trailer markets. Titan also offers select products for ATVs, turf, and golf cart applications.

The Company’s major OEM customers include large manufacturers of off-highway equipment such as AGCO Corporation, Caterpillar Inc., CNH Global N.V., Deere & Company, and Kubota Corporation, in addition to many other off-highway equipment manufacturers.  The Company distributes products to OEMs, independent and OEM-affiliated dealers, and through a network of distribution facilities.

The table provides highlights for the quarter ended March 31, 2015, compared to 2014 (amounts in thousands):

	2015	2014	% Increase (Decrease)
Net sales	$402,059	$538,940	(25)%
Gross profit	42,794	54,550	(22)%
Income from operations	809	264	206%
Net loss	(1,060)	(5,128)	n/a

The Company recorded sales of $402.1 million for the first quarter of 2015, which were 25% lower than the first quarter 2014 sales of $538.9 million. Overall sales experienced reductions in volume of 10% and price/mix of 6% as the agricultural market remains in a cyclical downturn. Reduced farm incomes result in lower demand for new equipment, primarily high horsepower agricultural equipment. These decreases were partially offset by increased demand for products used in the construction industry. In addition, competitive pressures and lower raw material prices, particularly in tire manufacturing, negatively impacted sales. Unfavorable currency translation decreased sales by 9%.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company's gross profit was $42.8 million, or 10.6% of net sales, for the first quarter of 2015, compared to $54.6 million, or 10.1% of net sales, in 2014. Income from operations was $0.8 million for the first quarter of 2015, compared to $0.3 million in 2014. Net loss was $1.1 million for the first quarter of 2015, compared to $5.1 million in 2014. Basic earnings per share was $.00 in the first quarter of 2015, compared to $.04 in 2014. Decreased demand for high horsepower agricultural equipment, driven by a cyclical downturn, negatively impacted gross profit. Generally, there are higher margins associated with this product category. The lower market demand also drove competitive pressures that further deteriorated both sales and gross margin in the agricultural segment. Lost fixed cost leverage and reduced productivity in the manufacturing facilities are also consequences of lower sales and production volumes. In the earthmoving/construction segment, sales were lower in the first quarter of 2015, compared to 2014. However, gross margin and income from operations were substantially improved. This was driven by increased productivity and reduced costs.

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

Inventories
Inventories are valued at lower of cost or market. At March 31, 2015, approximately 10% of the Company's inventories were valued under the last-in, first-out (LIFO) method. The majority of steel material inventory in North America is accounted for under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. Market value is estimated based on current selling prices. Estimated provisions are established for slow-moving and obsolete inventory.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries. During the first three months of 2015, the Company contributed cash funds of $1.1 million to its pension plans. Titan expects to contribute approximately $3.6 million to these pension plans during the remainder of 2015. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 29 to the Company's financial statements on Form 10-K for the fiscal year ended December 31, 2014.

Product Warranties
The Company provides limited warranties on workmanship of its products in all market segments. The majority of the Company's products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. Actual warranty expense may differ from historical experience. The Company's warranty accrual was $26.8 million at March 31, 2015, and $28.1 million at December 31, 2014.

RESULTS OF OPERATIONS

Highlights for the three months ended March 31, 2015, compared to 2014 (amounts in thousands):

	Three months ended
	March 31,
	2015	2014
Net sales	$402,059	$538,940
Cost of sales	359,265	484,390
Gross profit	42,794	54,550
Gross profit percentage	10.6%	10.1%

Net Sales
Net sales for the quarter ended March 31, 2015, were $402.1 million compared to $538.9 million in 2014, a decrease of 25%. Overall sales experienced reductions in volume of 10% and price/mix of 6% as the agricultural market remains in a cyclical downturn. Reduced farm incomes result in lower demand for new equipment, primarily high horsepower agricultural equipment. These decreases were partially offset by increased demand for products used in the construction industry. In addition, competitive pressures and lower raw material prices, particularly in tire manufacturing, negatively impacted sales. Unfavorable currency translation decreased sales by 9%.

Cost of Sales, and Gross Profit
Cost of sales was $359.3 million for the quarter ended March 31, 2015, compared to $484.4 million in 2014. Gross profit for the first quarter of 2015 was $42.8 million, or 10.6% of net sales, compared to $54.6 million, or 10.1% of net sales for the first quarter of 2014. Decreased demand for high horsepower agricultural equipment, driven by a cyclical downturn, negatively impacted gross profit. Generally, there are higher margins associated with this product category. The lower market demand also drove competitive pressures that further deteriorated both sales and gross margin in the agricultural segment. Lost fixed cost leverage and reduced productivity in the manufacturing facilities are also consequences of lower sales and production volumes. In the earthmoving/construction segment, sales were lower in the first quarter of 2015, compared to 2014. However, gross margin and income from operations were substantially improved. This was driven by increased productivity and reduced costs.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):

	Three months ended
	March 31,
	2015	2014
Selling, general and administrative	$35,674	$46,835
Percentage of net sales	8.9%	8.7%

Selling, general and administrative (SG&A) expenses for the first quarter of 2015 were $35.7 million, or 8.9% of net sales, compared to $46.8 million, or 8.7% of net sales, for 2014.  SG&A as a percentage of sales was consistent for the first quarter of 2015, when compared to 2014. Selling expense decreased approximately $4 million, or 26%, from the first quarter of 2014. This percentage decrease is comparable to the overall sales decrease of 25%. Currency translation, reduced labor costs, and lower information technology expenses also contributed to the lower SG&A expenses.

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):

	Three months ended
	March 31,
	2015	2014
Research and development	$3,086	$3,710
Percentage of net sales	0.8%	0.7%

Research and development (R&D) expenses for the first quarter of 2015 were $3.1 million, or 0.8% of net sales, compared to $3.7 million, or 0.7% of net sales, for 2014.

Royalty Expense
Royalty expense was as follows (amounts in thousands):

	Three months ended
	March 31,
	2015	2014
Royalty expense	$3,225	$3,741

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

Royalty expenses were $3.2 million and $3.7 million for the quarters ended March 31, 2015 and 2014, respectively.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Income from Operations
Income from operations was as follows (amounts in thousands):

	Three months ended
	March 31,
	2015	2014
Income from operations	$809	$264
Percentage of net sales	0.2%	—%

Income from operations for the first quarter of 2015, was $0.8 million, or 0.2% of net sales, compared to $0.3 million, or 0.0% of net sales, in 2014.  This increase was the net result of the items previously discussed.

Interest Expense
Interest expense was as follows (amounts in thousands):

	Three months ended
	March 31,
	2015	2014
Interest expense	$8,756	$9,259

Interest expense was $8.8 million and $9.3 million for the quarters ended March 31, 2015, and 2014, respectively. Interest expense for the first quarter of 2015 decreased primarily as a result of decreased interest expense at Titan Europe.

Other Income
Other income was as follows (amounts in thousands):

	Three months ended
	March 31,
	2015	2014
Other income	$8,283	$516

Other income was $8.3 million for the quarter ended March 31, 2015, as compared to $0.5 million in 2014.  For the quarter ended March 31, 2015, the Company recorded currency exchange gain of $6.0 million, discount amortization on prepaid royalty of $0.6 million, and interest income of $0.6 million. For the quarter ended March 31, 2014, the Company recorded discount amortization on prepaid royalty of $0.8 million, Wheels India Limited equity income of $0.4 million, and interest income of $0.4 million, offset by currency exchange loss of $1.7 million.

Foreign currency gain (losses) in the first quarter of 2015 and 2014, primarily reflect the translation of intercompany loans at certain foreign subsidiaries denominated in currencies other than their functional currencies. Since such loans are expected to be settled in cash at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates. The $6.0 million currency exchange gain at March 31, 2015, included a $4.5 million gain relating to derivative financial instruments on such intercompany loans.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes was as follows (amounts in thousands):

	Three months ended
	March 31,
	2015	2014
Provision (benefit) for income taxes	$1,396	$(3,351)

The Company recorded income tax expense / (benefit) of $1.4 million and $(3.4) million for the quarters ended March 31, 2015, and March 31, 2014.   The Company's effective income tax rate was 415% and 40% for the three months ended March 31, 2015 and 2014, respectively.

The Company's 2015 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses and foreign income taxed in the U.S. offset by net discrete benefits related to a U.S. check the box election and tax law enactments. In addition, the Company's high effective tax rate is driven by a modest or almost break even consolidated pre-tax accounting income for the period.

The Company's 2014 income tax benefit and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of state income tax expense, unrecognized tax benefits, foreign earnings, and domestic production activities deduction.

Net Loss
Net loss was as follows (amounts in thousands):

	Three months ended
	March 31,
	2015	2014
Net loss	$(1,060)	$(5,128)

Net loss for the first quarter of March 31, 2015, was $1.1 million, compared to $5.1 million in 2014. For the quarters ended March 31, 2015 and 2014, basic earnings per share were $.00 and $.04, respectively, and diluted earnings per share were $.00 and $.04, respectively. The Company's net loss and earnings per share were lower due to the items previously discussed.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	Three months ended
	March 31,
	2015	2014
Net sales	$213,001	$317,166
Gross profit	28,274	47,265
Income from operations	18,904	30,541

Net sales in the agricultural market were $213.0 million for the quarter ended March 31, 2015, as compared to $317.2 million in 2014, a decrease of 33%. Overall sales experienced reductions in volume of 19% and price/mix of 8% as the agricultural market remains in a cyclical downturn. Reduced farm incomes result in lower demand for new equipment, primarily high horsepower agricultural equipment. Unfavorable currency translation decreased sales by 6%.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Gross profit in the agricultural market was $28.3 million for the quarter ended March 31, 2015, as compared to $47.3 million in 2014.  Income from operations in the agricultural market was $18.9 million for the quarter ended March 31, 2015, as compared to $30.5 million in 2014.  Decreased demand for high horsepower agricultural equipment, driven by a cyclical downturn, negatively impacted gross profit. Generally, there are higher margins associated with this product category. The lower market demand also drove competitive pressures that further deteriorated both sales and gross margin. Lost fixed cost leverage and reduced productivity in the manufacturing facilities are also consequences of lower sales and production volumes.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):

	Three months ended
	March 31,
	2015	2014
Net sales	$142,484	$152,940
Gross profit	10,645	3,798
Loss from operations	(1,862)	(11,094)

The Company's earthmoving/construction market net sales were $142.5 million for the quarter ended March 31, 2015, as compared to $152.9 million in 2014, a decrease of 7%. Unfavorable currency translation decreased sales by 12%. Segment sales experienced price/mix reductions of 5% as a consequence of reduced demand for Titan products used in the mining industry, including giant OTR tires. The mining industry remains in a cyclical downturn. Decrease in mining sales were partially offset by increased demand for products used in the construction industry, which contributed to a net increase in volume of 10%.

Gross profit in the earthmoving/construction market was $10.6 million for the quarter ended March 31, 2015, as compared to $3.8 million in 2014. The Company's earthmoving/construction market loss from operations was $(1.9) million for the quarter ended March 31, 2015, as compared to $(11.1) million in 2014. Gross profit and income from operations increased primarily as a result of increased profitability for Titan products used in the mining industry. Although sales were lower in the first quarter of 2015, compared to 2014, gross margin and income from operations were substantially improved. This was driven by increased productivity and reducted costs.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	Three months ended
	March 31,
	2015	2014
Net sales	$46,574	$68,834
Gross profit	4,148	4,082
Loss from operations	(244)	(1,560)

Consumer market net sales were $46.6 million for the quarter ended March 31, 2015, as compared to $68.8 million in 2014. Sales in the consumer market decreased primarily as the result of unfavorable currency translation at overseas facilities. Lower sales also resulted from the loss of lower margin intermediate products produced under supply agreements with various customers.

Gross profit from the consumer market was $4.1 million for the quarter ended March 31, 2015, as compared to $4.1 million in 2014. Consumer market loss from operations was $(0.2) million for the quarter ended March 31, 2015, as compared to $(1.6) million in 2014. Although sales were lower in the first quarter of 2015, compared to 2014, the Company was successful in reducing costs related to the production of consumer segment products, resulting in higher gross profit and income from operations.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Segment Summary (Amounts in thousands)

Three months ended March 31, 2015	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$213,001	$142,484	$46,574	$—	$402,059
Gross profit (loss)	28,274	10,645	4,148	(273)	42,794
Income (loss) from operations	18,904	(1,862)	(244)	(15,989)	809
Three months ended March 31, 2014
Net sales	$317,166	152,940	$68,834	$—	$538,940
Gross profit (loss)	47,265	3,798	4,082	(595)	54,550
Income (loss) from operations	30,541	(11,094)	(1,560)	(17,623)	264

Corporate Expenses

Income from operations on a segment basis does not include corporate expenses totaling $16.0 million for the quarter ended March 31, 2015, as compared to $17.6 million for 2014. Corporate expenses were composed of selling and marketing expenses of approximately $7 million and $9 million for the quarter ended March 31, 2015, and 2014, respectively; and administrative expenses of approximately $9 million for both of the quarters ended March 31, 2015, and 2014, respectively. Corporate selling & marketing expenses were approximately $2 million lower in the first quarter of 2015 primarily due to decreased selling incentive compensation and lower information technology expenses.

MARKET RISK SENSITIVE INSTRUMENTS
The Company's risks related to foreign currencies, commodity prices and interest rates are consistent with those for 2014. For more information, see the “Market Risk Sensitive Instruments” discussion in the Company's Form 10-K for the fiscal year ended December 31, 2014.

PENSIONS
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. These plans are described in Note 29 of the Company's Notes to Consolidated Financial Statements in the 2014 Annual Report on Form 10-K.

The Company's recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined by the Company with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. Titan expects to contribute approximately $3.6 million to these pension plans during the remainder of 2015.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of March 31, 2015, the Company had $190.6 million of cash.

(amounts in thousands)	March 31,	December 31,
	2015	2014	Change
Cash	$190,551	$201,451	$(10,900)

The cash balance decreased by $10.9 million from December 31, 2014, due to the following items.

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Three months ended March 31,
	2015	2014	Change
Net loss	$(1,060)	$(5,128)	$4,068
Depreciation and amortization	18,480	23,275	(4,795)
Deferred income tax provision	(3,901)	(4,912)	1,011
Accounts receivable	(56,153)	(61,482)	5,329
Inventories	5,958	(7,009)	12,967
Prepaid and other current assets	4,374	28,601	(24,227)
Accounts payable	24,066	34,038	(9,972)
Other current liabilities	5,736	16,141	(10,405)
Other liabilities	(7,834)	(1,716)	(6,118)
Other operating activities	3,367	(3,817)	7,184
Cash provided by (used for) operating activities	$(6,967)	$17,991	$(24,958)

In the first quarter of 2015, operating activities used $7.0 million of cash, including an increase in accounts receivable of $56.2 million, partially offset by an increase in accounts payable of $24.1 million. Included in net loss of $1.1 million were noncash charges for depreciation and amortization of $18.5 million.

In the first quarter of 2014, operating activities provided cash of $18.0 million, including an increase in accounts payable of $34.0 million and other current liabilities of $16.1 million, and a decrease in prepaid and other current assets of $28.6 million, which included a $36.0 million tax refund received in the first quarter of 2014. Positive cash inflows were offset by an increase in accounts receivable of $61.5 million. Included in net loss of $5.1 million was $23.3 million of noncash charges for depreciation and amortization.

Operating cash flows decreased $25.0 million when comparing the first quarter of 2015, to the first quarter of 2014. The net loss in the first quarter of 2015 was a $4.1 million decrease from the loss in the first quarter of 2014. When comparing the first quarter of 2015 to the first quarter of 2014, cash flows from prepaid and other current assets and accounts payable decreased $24.2 million and $10.0 million, respectively, which was partially offset by increased cash flows from inventories of $13.0 million.

The Company's inventory balance was lower at March 31, 2015, as compared to December 31, 2014. Days sales in inventory were 68 days at March 31, 2015 and December 31, 2014, respectively. The Company's accounts receivable balance was higher at March 31, 2015, as compared to December 31, 2014. Days sales outstanding increased to 54 days at March 31, 2015, from 47 days at December 31, 2014.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Three months ended March 31,
	2015	2014	Change
Capital expenditures	$(11,419)	$(16,754)	$5,335
Acquisitions	—	(12,676)	12,676
Decrease in restricted cash deposits	—	14,188	(14,188)
Other investing activities	2,334	3,278	(944)
Cash used for investing activities	$(9,085)	$(11,964)	$2,879

Net cash used for investing activities was $9.1 million in the first quarter of 2015, as compared to $12.0 million in the first quarter of 2014. The Company invested a total of $11.4 million in capital expenditures in the first quarter of 2015, compared to $16.8 million in 2014. The 2015 and 2014 expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan's existing business and maintaining existing equipment. In the first quarter of 2014, cash used for acquisitions of $12.7 million represents additional ownership percentage of Voltyre-Prom, which also decreased restricted cash deposits by $14.2 million.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Three months ended March 31,
	2015	2014	Change
Proceeds from borrowings	$11,102	$6,945	$4,157
Proceeds from exercise of stock options	—	20	(20)
Payment of financing fees	—	(33)	33
Payment on debt	(1,456)	(4,248)	2,792
Excess tax benefit from stock-based compensation	(388)	(2)	(386)
Dividends paid	(269)	(268)	(1)
Cash provided by (used for) financing activities	$8,989	$2,414	$6,575

In the first quarter of 2015, $9.0 million of cash was provided by financing activities. This cash was primarily provided by proceeds from borrowing of $11.1 million, partially offset by payment of debt of $1.5 million.

In the first quarter of 2014, $2.4 million of cash was provided by financing activities. This cash was primarily provided by proceeds from borrowings of $6.9 million, offset by payment on debt of $4.2 million.

Financing cash flows increased by $6.6 million when comparing the first quarter of 2015 to 2014. This increase was primarily the result of the additional proceeds from borrowings.

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

Liquidity Outlook
At March 31, 2015, the Company had $190.6 million of cash and cash equivalents and no outstanding borrowings on the Company's $150 million credit facility. Titan's availability under this domestic facility may be less than $150 million as a result of eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At March 31, 2015, the amount available was $106.0 million as a result of the Company's decrease in sales which impacted both accounts receivable and inventory balances. The cash and cash equivalents balance of $190.6 million includes $51.4 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. However, if foreign funds were needed for U.S. operations, the Company would be required to accrue and pay taxes to repatriate the funds.

Capital expenditures for the remainder of 2015 are forecasted to be approximately $50 million.  Cash payments for interest are currently forecasted to be approximately $30 million for the remainder of 2015 based on March 31, 2015 debt balances. The forecasted interest payments are comprised primarily of semi-annual payments of $13.8 million (paid on April 1) and $13.8 million (due October 1) for the 6.875% senior secured notes.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This update amends existing guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

MARKET CONDITIONS AND OUTLOOK
In the first quarter of 2015, Titan experienced lower sales when compared to the sales levels in the first quarter of 2014.  The lower sales levels were primarily the result of decreased demand for high horsepower equipment used in the agricultural market, which remains in a cyclical downturn, and unfavorable currency translation. These decreases were partially offset by increased demand for products used in the construction industry. In addition, competitive pressures and lower raw material prices, particularly in tire manufacturing, negatively impacted sales.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were lower in the first quarter of 2015 when compared to the first quarter of 2014 due to decreased demand for high horsepower equipment used in the agricultural market.  Farm net income is expected to be reduced in 2015 due to lower commodity prices and rising input cost for seed, chemicals and fuel. Lower income levels are putting pressure on the demand for large farm equipment. In addition, large equipment sales have deteriorated significantly after a robust cycle in recent years past. The mix shift to lower horsepower tractors has eroded both sales and gross margin. Many variables, including weather, commodity prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving/construction market sales were lower in the first quarter of 2015 when compared to the first quarter of 2014 primarily due to unfavorable currency translation. Reduced demand for larger products used in the mining industry is expected to continue for the remainder of 2015 as weakness continues in the mining industry. Demand for small earthmoving/construction equipment used in the housing and commercial construction sectors has improved. Although metals, oil and gas prices may fluctuate in the short-term, in the long-term, these prices are expected to remain at levels that are attractive for continued investment, which should help support future earthmoving and mining sales.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and other macroeconomic drivers.

CONSUMER MARKET OUTLOOK
Consumer market sales were lower in the first quarter of 2015, when compared to the first quarter of 2014. Sales in the consumer market decreased primarily as the result of unfavorable currency translation at overseas facilities. The consumer market is expected to remain highly competitive for the remainder of 2015.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the Company's 2014 Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan’s management, including the principal executive officer and principal financial officer, evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015, because of a material weakness in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) previously disclosed in the Company's 2014 Form 10-K.

Previously Disclosed Material Weakness
Management previously reported a material weakness in the Company's internal control over financial reporting in the Form 10-K for the year ended December 31, 2014. This material weakness related to accounting complexities, insufficient resources, and the challenge of financial controller continuity at select international locations. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management is actively taking steps to remediate the previously identified material weakness. Additional resources have been added at international locations. The structure of the corporate accounting group has been reviewed and a new structure identified which will address deficiencies with the structure, strengthen controls and include further segregation of duties. Management is in the process of implementing this structure and has been successful in recruiting the proper resources for several key roles.

Changes in Internal Controls
Other than the remediation steps described above, there were no material changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

See the Company's 2014 Annual Report filed on Form 10-K (Item 1A). There has been no material change in this information.

Item 6. Exhibits

10.1*	Trademark License Agreement dated April 1, 2011 by and among The Goodyear Tire & Rubber Company, Goodyear Canada Inc., and Titan International, Inc.

31.1    Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2    Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	April 30, 2015	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN HRUDICKA
John Hrudicka
Chief Financial Officer
(Principal Financial Officer)