Form 10-Q
period 2015-06-30
TITAN INTERNATIONAL INC
filed 2015-07-29
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: June 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12936

TITAN INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3228472
(State of Incorporation)	(I.R.S. Employer Identification No.)
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at
Class	July 20, 2015

Common stock, $0.0001 par value per share	53,807,043

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$376,067	$523,731	$778,126	$1,062,671
Cost of sales	325,014	468,161	684,279	955,124
Mining asset impairment and inventory writedown	—	34,797	—	34,797
Gross profit	51,053	20,773	93,847	72,750
Selling, general and administrative expenses	37,848	42,835	73,522	86,711
Research and development expenses	2,779	3,575	5,865	7,671
Royalty expense	2,895	3,830	6,120	7,571
Income (loss) from operations	7,531	(29,467)	8,340	(29,203)
Interest expense	(8,642)	(8,926)	(17,398)	(18,185)
Other income	6,906	6,335	15,189	6,851
Income (loss) before income taxes	5,795	(32,058)	6,131	(40,537)
Provision (benefit) for income taxes	1,515	(7,167)	2,911	(10,518)
Net income (loss)	4,280	(24,891)	3,220	(30,019)
Net loss attributable to noncontrolling interests	(2,491)	(4,380)	(3,783)	(11,671)
Net income (loss) attributable to Titan	$6,771	$(20,511)	$7,003	$(18,348)

Earnings (loss) per common share:
Basic	$.13	$(.38)	$.13	$(.34)
Diluted	$.12	$(.38)	$.13	$(.34)
Average common shares and equivalents outstanding:
Basic	53,686	53,486	53,674	53,478
Diluted	59,489	53,486	53,858	53,478

Dividends declared per common share:	$.005	$.005	$.010	$.010

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	June 30,
	2015	2014
Net income (loss)	$4,280	$(24,891)
Currency translation adjustment, net	4,436	7,826
Pension liability adjustments, net of tax of $(706) and $(123), respectively	1,488	28
Comprehensive income (loss)	10,204	(17,037)
Net comprehensive loss attributable to noncontrolling interests	(1,904)	(1,062)
Comprehensive income (loss) attributable to Titan	$12,108	$(15,975)

	Six months ended
	June 30,
	2015	2014
Net income (loss)	$3,220	$(30,019)
Currency translation adjustment, net	(40,950)	8,214
Pension liability adjustments, net of tax of $(806) and $(506), respectively	1,497	745
Comprehensive loss	(36,233)	(21,060)
Net comprehensive loss attributable to noncontrolling interests	(4,917)	(13,245)
Comprehensive loss attributable to Titan	$(31,316)	$(7,815)

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except share data)

	June 30,	December 31,
Assets	2015	2014
Current assets
Cash and cash equivalents	$187,484	$201,451
Accounts receivable, net	224,689	199,378
Inventories	306,087	331,432
Deferred income taxes	13,972	23,435
Prepaid and other current assets	74,786	80,234
Total current assets	807,018	835,930
Property, plant and equipment, net	483,407	527,414
Deferred income taxes	18,303	15,623
Other assets	111,686	116,757
Total assets	$1,420,414	$1,495,724
Liabilities and Equity
Current liabilities
Short-term debt	$25,068	$26,233
Accounts payable	135,758	146,305
Other current liabilities	121,967	129,018
Total current liabilities	282,793	301,556
Long-term debt	495,273	496,503
Deferred income taxes	3,524	18,582
Other long-term liabilities	84,330	89,025
Total liabilities	865,920	905,666
Equity
Titan stockholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 55,253,092 issued, 53,792,342 outstanding)	—	—
Additional paid-in capital	563,227	562,367
Retained earnings	132,472	126,007
Treasury stock (at cost, 1,460,750 and 1,504,064 shares, respectively)	(13,508)	(13,897)
Treasury stock reserved for deferred compensation	(1,075)	(1,075)
Accumulated other comprehensive loss	(150,923)	(112,630)
Total Titan stockholders’ equity	530,193	560,772
Noncontrolling interests	24,301	29,286
Total equity	554,494	590,058
Total liabilities and equity	$1,420,414	$1,495,724

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2015	53,749,028	$562,367	$126,007	$(13,897)	$(1,075)	$(112,630)	$560,772	$29,286	$590,058
Net income (loss)			7,003				7,003	(3,783)	3,220
Currency translation adjustment, net of tax						(39,816)	(39,816)	(1,134)	(40,950)
Pension liability adjustments, net of tax						1,497	1,497		1,497
Dividends on common stock			(538)				(538)		(538)
Exercise of stock options	12,500	32		112			144		144
Dissolution of subsidiary						26	26	(68)	(42)
Stock-based compensation		1,339					1,339		1,339
Tax benefit related to stock-based compensation		(538)					(538)		(538)
Issuance of treasury stock under 401(k) plan	30,814	27		277			304		304
Balance June 30, 2015	53,792,342	$563,227	$132,472	$(13,508)	$(1,075)	$(150,923)	$530,193	$24,301	$554,494

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2015	2014
Net income (loss)	$3,220	$(30,019)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,604	46,815
Mining asset impairment	—	23,242
Mining inventory writedown	—	11,555
Deferred income tax provision	(5,602)	(18,269)
Stock-based compensation	1,339	2,143
Excess tax benefit from stock-based compensation	538	45
Issuance of treasury stock under 401(k) plan	304	332
(Increase) decrease in assets:
Accounts receivable	(37,149)	(28,989)
Inventories	8,721	(3,046)
Prepaid and other current assets	2,868	36,061
Other assets	(688)	(4,050)
Increase (decrease) in liabilities:
Accounts payable	4,423	15,017
Other current liabilities	(1,988)	4,937
Other liabilities	(4,748)	(12,719)
Net cash provided by operating activities	7,842	43,055
Cash flows from investing activities:
Capital expenditures	(22,505)	(30,883)
Acquisition of additional interest	—	(13,395)
Decrease in restricted cash deposits	—	14,268
Other	2,708	3,241
Net cash used for investing activities	(19,797)	(26,769)
Cash flows from financing activities:
Proceeds from borrowings	13,239	6,217
Payment on debt	(8,517)	(53,393)
Proceeds from exercise of stock options	144	141
Excess tax benefit from stock-based compensation	(538)	(45)
Payment of financing fees	—	(33)
Dividends paid	(538)	(536)
Net cash provided by (used for) financing activities	3,790	(47,649)
Effect of exchange rate changes on cash	(5,802)	4,957
Net decrease in cash and cash equivalents	(13,967)	(26,406)
Cash and cash equivalents, beginning of period	201,451	189,360
Cash and cash equivalents, end of period	$187,484	$162,954

Supplemental information:
Interest paid	$20,063	$20,695
Income taxes paid, net of refunds received	$(884)	$6,454

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.	ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary for a fair statement of the Company's financial position as of June 30, 2015, and the results of operations and cash flows for the three and six months ended June 30, 2015 and 2014.

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

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.875% senior secured notes due 2020 (senior secured notes due 2020) and 5.625% convertible senior subordinated notes due 2017 (convertible notes) are carried at cost of $400.0 million and $60.2 million at June 30, 2015, respectively. The fair value of the senior secured notes due 2020 at June 30, 2015, as obtained through an independent pricing source, was approximately $367.0 million.

Cash dividends
The Company declared cash dividends of $.005 and $0.010 per share of common stock for each of the three and six months ended June 30, 2015, and 2014. The second quarter 2015 cash dividend of $.005 per share of common stock was paid July 15, 2015, to stockholders of record on June 30, 2015.

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

Reclassification
Certain amounts from prior years have been reclassified to conform to the current year's presentation. Reclassifications included changes in classification from selling, general and administrative to cost of sales of $1.8 million and $4.4 million for the three and six months ended June 30, 2014, respectively.

Recently Issued Accounting Standards
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This update amends existing guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

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

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (amounts in thousands):

	June 30, 2015	December 31, 2014
Accounts receivable	$228,672	$205,084
Allowance for doubtful accounts	(3,983)	(5,706)
Accounts receivable, net	$224,689	$199,378

Accounts receivable are reduced by an allowance for doubtful accounts which is based on historical losses.

4. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	June 30, 2015	December 31, 2014
Raw material	$93,612	$119,989
Work-in-process	39,904	41,073
Finished goods	179,758	179,998
	313,274	341,060
Adjustment to LIFO basis	(7,187)	(9,628)
	$306,087	$331,432

At June 30, 2015, approximately 9% of the Company's inventories were valued under the last-in, first-out (LIFO) method. At December 31, 2014, approximately 11% of the Company's inventories were valued under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. All inventories are valued at lower of cost or market.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following (amounts in thousands):

	June 30, 2015	December 31, 2014
Land and improvements	$53,584	$60,012
Buildings and improvements	218,628	223,989
Machinery and equipment	582,573	585,318
Tools, dies and molds	99,625	103,353
Construction-in-process	35,868	38,653
	990,278	1,011,325
Less accumulated depreciation	(506,871)	(483,911)
	$483,407	$527,414

Depreciation on fixed assets for the six months ended June 30, 2015 and 2014, totaled $34.0 million and $43.8 million, respectively.

Included in the total building and improvements are capital leases of $3.8 million and $4.1 million at June 30, 2015, and December 31, 2014, respectively. Included in the total of machinery and equipment are capital leases of $33.7 million and $37.7 million at June 30, 2015, and December 31, 2014, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill consisted of the following (amounts in thousands):

	2015				2014
		Earthmoving/				Earthmoving/
	Agricultural	Construction	Consumer		Agricultural	Construction	Consumer
	Segment	Segment	Segment	Total	Segment	Segment	Segment	Total
Goodwill, January 1	$—	$—	$—	$—	$24,540	$14,898	$2,637	$42,075
Foreign currency translation	—	—	—	—	252	642	(70)	824
Goodwill, June 30	$—	$—	$—	$—	$24,792	$15,540	$2,567	$42,899

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The components of intangible assets consisted of the following (amounts in thousands):

	Weighted- Average Useful Lives (in Years)	June 30, 2015	December 31, 2014
Amortizable intangible assets:
Customer relationships	12.0	14,057	14,958
Patents, trademarks and other	8.5	16,047	15,907
Total at cost		30,104	30,865
Less accumulated amortization		(8,779)	(7,176)
		21,325	23,689

Amortization related to intangible assets for the six months ended June 30, 2015 and 2014, totaled $1.8 million and $2.3 million, respectively. Intangible assets are included as a component of other assets in the consolidated condensed balance sheet.

The estimated aggregate amortization expense at June 30, 2015, is as follows (amounts in thousands):

July 1 - December 31, 2015	$1,468
2016	2,443
2017	2,324
2018	2,324
2019	2,324
Thereafter	10,442
$21,325

7. WARRANTY

Changes in the warranty liability consisted of the following (amounts in thousands):

	2015	2014
Warranty liability, January 1	$28,144	$33,134
Provision for warranty liabilities	5,558	9,422
Warranty payments made	(7,171)	(9,975)
Warranty liability, June 30	$26,531	$32,581

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

8. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2015	December 31, 2014
6.875% senior secured notes due 2020	$400,000	$400,000
5.625% convertible senior subordinated notes due 2017	60,161	60,161
Titan Europe credit facilities	43,140	42,291
Other debt	14,563	17,013
Capital leases	2,477	3,271
	520,341	522,736
Less amounts due within one year	25,068	26,233
	$495,273	$496,503

Aggregate maturities of long-term debt at June 30, 2015, were as follows (amounts in thousands):

July 1 - December 31, 2015	$17,803
2016	31,271
2017	66,849
2018	1,134
2019	1,066
Thereafter	402,218
$520,341

6.875% senior secured notes due 2020
The Company’s 6.875% senior secured notes (senior secured notes due 2020) are due October 2020. These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport and Titan Wheel Corporation of Illinois. The Company's senior secured notes due 2020 outstanding balance was $400.0 million at June 30, 2015.

5.625% convertible senior subordinated notes due 2017
The Company’s 5.625% convertible senior subordinated notes (convertible notes) are due January 2017.   The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The Company’s convertible notes balance was $60.2 million at June 30, 2015.

Titan Europe credit facilities
The Titan Europe credit facilities contain borrowings from various institutions totaling $43.1 million at June 30, 2015. Maturity dates on this debt range from less than one year to nine years and interest rates range from 5% to 6.9%. The Titan Europe facilities are secured by the assets of its subsidiaries in Italy, Spain, Germany and Brazil.

Revolving credit facility
The Company’s $150 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a December 2017 termination date and is collateralized by the accounts receivable and inventory of certain Titan domestic subsidiaries.  Titan's availability under this domestic facility may be less than $150 million as a result of eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At June 30, 2015, the amount available was $97.5 million as a result of the Company's decrease in sales which impacted both accounts receivable and inventory balances. During the first six months of 2015 and at June 30, 2015, there were no borrowings under the credit facility.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Other Debt
Other debt is comprised of working capital loans for the Sao Paulo, Brazil manufacturing facility totaling $14.6 million at June 30, 2015.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is recorded as an offset to currency exchange gain/loss. For the three months ended June 30, 2015, the Company recorded currency exchange loss of $1.4 million related to these derivatives. For the six months ended June 30, 2015, the Company recorded currency exchange gain of $3.1 million related to these derivatives.

10. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At June 30, 2015, future minimum rental commitments under noncancellable operating leases with initial terms of at least one year were as follows (amounts in thousands):

July 1 - December 31, 2015	$3,925
2016	6,035
2017	3,000
2018	2,259
2019	1,666
Thereafter	1,044
Total future minimum lease payments	$17,929

At June 30, 2015, the Company had assets held as capital leases with a net book value of $9.2 million included in property, plant and equipment. Total future capital lease obligations relating to these leases are as follows (amounts in thousands):

July 1 - December 31, 2015	$771
2016	942
2017	464
2018	177
2019	107
Thereafter	9
Total future capital lease obligation payments	2,470
Less amount representing interest	(55)
Present value of future capital lease obligation payments	$2,415

11. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors four 401(k) retirement savings plans in the U.S. and a number of defined contribution plans at foreign subsidiaries. The Company contributed approximately $2.2 million to the pension plans during the six months ended June 30, 2015 and expects to contribute approximately $2.6 million to the pension plans during the remainder of 2015.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The components of net periodic pension cost consisted of the following (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$179	$193	$351	$402
Interest cost	1,306	1,426	2,530	2,847
Expected return on assets	(1,531)	(1,501)	(3,050)	(3,003)
Amortization of unrecognized prior service cost	34	34	68	68
Amortization of net unrecognized loss	729	758	1,458	1,516
Net periodic pension cost	$717	$910	$1,357	$1,830

12. VARIABLE INTEREST ENTITIES

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

The following table summarizes the carrying amount of the entities’ assets and liabilities included in the Company’s consolidated condensed balance sheets at June 30, 2015 and December 31, 2014 (amounts in thousands):

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$11,297	$8,861
Inventory	10,103	9,645
Other current assets	17,183	18,115
Property, plant and equipment, net	34,229	36,353
Other noncurrent assets	7,490	8,016
Total assets	80,302	80,990

Current liabilities	11,379	11,659
Noncurrent liabilities	3,114	7,448
Total liabilities	14,493	19,107

All assets in the above table can only be used to settle obligations of the consolidated VIE, to which the respective assets relate. Liabilities are nonrecourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

13. ROYALTY EXPENSE

The Company has a trademark license agreement with Goodyear to manufacture and sell certain tires in North America and Latin America under the Goodyear name.  The North American and Latin American farm tire royalties were prepaid for seven years as part of the 2011 Goodyear Latin American farm tire acquisition. In May 2012, the Company and Goodyear entered into an agreement under which Titan will sell certain non-farm tire products directly to third party customers and pay a royalty to Goodyear. Royalty expenses recorded were $2.9 million and $3.8 million for the quarters ended June 30, 2015 and 2014, respectively. Royalty expenses were $6.1 million and $7.6 million for the six months ended June 30, 2015 and 2014, respectively.

14. OTHER INCOME

Other income consisted of the following (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Currency exchange gain	$3,647	$3,747	$9,613	$2,050
Interest income	956	288	1,564	640
Wheels India Limited equity income	867	532	860	950
Other income	706	787	1,571	1,250
Discount amortization on prepaid royalty	472	756	1,083	1,530
Building rental income	258	225	498	431
	$6,906	$6,335	$15,189	$6,851

During the second quarter of 2015, the Company identified a subsidiary investment which was improperly classified as an intercompany liability. As a result of the correction of this item, the Company reclassified currency translation in other comprehensive income to currency exchange gain in other income. The three and six months ended June 30, 2015, included $5.7 million and $3.1 million, respectively, in currency exchange gain related to this correction. Titan concluded that these amounts are immaterial to the consolidated financial statements for the three and six months ended June 30, 2015.

15. INCOME TAXES

The Company recorded income tax expense of $1.5 million and $2.9 million for the three and six months ended June 30, 2015, respectively, as compared to a benefit from income taxes of $(7.2) million and $(10.5) million for the three and six months ended June 30, 2014. The Company's effective income tax rate was 47% and 26% for the six months ended June 30, 2015 and 2014, respectively.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

16. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended
	June 30, 2015			June 30, 2014
	Titan net income	Weighted- average shares	Per share amount	Titan net loss	Weighted- average shares	Per share amount
Basic earnings per share	$6,771	53,686	$0.13	$(20,511)	53,486	$(0.38)
Effect of stock options/trusts	—	208		—	—
Effect of convertible notes	609	5,595		—	—
Diluted earnings per share	$7,380	59,489	$0.12	$(20,511)	53,486	$(0.38)

	Six months ended
	June 30, 2015			June 30, 2014
	Titan net income	Weighted- average shares	Per share amount	Titan net loss	Weighted- average shares	Per share amount
Basic earnings per share	$7,003	53,674	$0.13	$(18,348)	53,478	$(0.34)
Effect of stock options/trusts	—	184		—	—
Diluted earnings per share	$7,003	53,858	$0.13	$(18,348)	53,478	$(0.34)

The effect of stock options/trusts has been excluded for the three and six months ended June 30, 2014, as the effect would have been antidilutive. The weighted average share amount excluded was 0.3 million shares.

The effect of convertible notes has been excluded for the three months ended June 30, 2014, and the six months ended June 30, 2015 and 2014, as the effect would have been antidilutive. The weighted average share amount excluded for convertible notes totaled 5.8 million shares for the three and six months ended June 30, 2014, and 5.6 million shares for the six months ended June 30, 2015.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

18. SEGMENT INFORMATION

The table below presents information about certain operating results of segments as reviewed by the chief executive officer of the Company for the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues from external customers
Agricultural	$194,998	$285,274	$407,999	$602,440
Earthmoving/construction	135,658	163,961	278,142	316,901
Consumer	45,411	74,496	91,985	143,330
	$376,067	$523,731	$778,126	$1,062,671
Gross profit
Agricultural	$34,989	$41,338	$63,263	$86,493
Earthmoving/construction	12,853	(23,559)	23,498	(20,018)
Consumer	3,748	3,810	7,896	7,686
Unallocated corporate	(537)	(816)	(810)	(1,411)
	$51,053	$20,773	$93,847	$72,750
Income (loss) from operations
Agricultural	$25,652	$28,078	$44,556	$58,619
Earthmoving/construction	124	(38,235)	(1,738)	(49,329)
Consumer	(848)	(1,814)	(1,092)	(3,374)
Unallocated corporate	(17,397)	(17,496)	(33,386)	(35,119)
Income from operations	7,531	(29,467)	8,340	(29,203)

Interest expense	(8,642)	(8,926)	(17,398)	(18,185)
Other income, net	6,906	6,335	15,189	6,851
Income (loss) before income taxes	$5,795	$(32,058)	$6,131	$(40,537)

Assets by segment were as follows (amounts in thousands):

	June 30, 2015	December 31, 2014
Total assets
Agricultural	$500,918	$508,741
Earthmoving/construction	557,037	591,553
Consumer	162,922	175,475
Unallocated corporate	199,537	219,955
	$1,420,414	$1,495,724

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

19. FAIR VALUE MEASUREMENTS

Accounting standards for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (amounts in thousands):

	June 30, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Contractual obligation investments	$10,174	$10,174	$—	$—	$9,840	$9,840	$—	$—
Derivative financial instruments asset	3,689	—	3,689	—	1,068	—	1,068	—
Preferred stock	250	—	—	250	250	—	—	250
Derivative financial instruments liability	(20)	—	(20)	—	(43)	—	(43)	—
Total	$14,093	$10,174	$3,669	$250	$11,115	$9,840	$1,025	$250

The following table presents the changes during the periods presented in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2014	$250
Total realized and unrealized gains and losses	—
Balance as of June 30, 2015	$250

20. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the chief executive officer of the Company.  The related party is Mr. Fred Taylor, Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blackstone OTR, LLC; FBT Enterprises; Green Carbon, INC; and OTR Wheel Engineering.  Sales of Titan products to these companies were approximately $0.8 million and $1.5 million for the three and six months ended June 30, 2015, respectively, as compared to $0.8 million and $1.4 million for the three and six months ended June 30, 2014. Titan had trade receivables due from these companies of approximately $0.3 million at June 30, 2015, and approximately $0.2 million at December 31, 2014.  On other sales referred to Titan from the above manufacturing representative companies, commissions were approximately $0.5 million and $1.1 million for the three and six months ended June 30, 2015, respectively, as compared to $0.6 million and $1.3 million for the three and six months ended June 30, 2014. Titan had purchases from these companies of approximately $2.1 million for the three and six months ended June 30, 2015.

The Company has a 34.2% equity stake in Wheels India Limited, a company incorporated in India and listed on the National Stock Exchange in India. The Company had trade payables due to Wheels India of approximately $0.0 million and $0.1 million at June 30, 2015, and December 31, 2014, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

21. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at April 1, 2015	$(130,210)	$(26,050)	$(156,260)
Currency translation adjustments	3,849	—	3,849
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior
service cost, net of tax of $(706)	—	1,488	1,488
Balance at June 30, 2015	$(126,361)	$(24,562)	$(150,923)

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2015	$(86,571)	$(26,059)	$(112,630)

Currency translation adjustments	(39,790)	—	(39,790)
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior
service cost, net of tax of $(806)	—	1,497	1,497
Balance at June 30, 2015	$(126,361)	$(24,562)	$(150,923)

22. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The Company's 6.875% senior secured notes due 2020 and 5.625% convertible senior subordinated notes are guaranteed by the following 100% owned subsidiaries of the Company: Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois. The note guarantees are full and unconditional, joint and several obligations of the guarantors. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The following condensed consolidating financial statements are presented using the equity method of accounting. Certain sales and marketing expenses recorded by non-guarantor subsidiaries have not been allocated to the guarantor subsidiaries.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended June 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$173,334	$202,733	$—	$376,067
Cost of sales	207	141,328	183,479	—	325,014
Gross profit (loss)	(207)	32,006	19,254	—	51,053
Selling, general and administrative expenses	2,617	16,757	18,474	—	37,848
Research and development expenses	—	805	1,974	—	2,779
Royalty expense	—	1,832	1,063	—	2,895
Income (loss) from operations	(2,824)	12,612	(2,257)	—	7,531
Interest expense	(8,094)	(1)	(547)	—	(8,642)
Intercompany interest income (expense)	248	—	(248)	—	—
Other income (expense)	(393)	3	7,296	—	6,906
Income (loss) before income taxes	(11,063)	12,614	4,244	—	5,795
Provision (benefit) for income taxes	(5,787)	4,796	2,506	—	1,515
Equity in earnings of subsidiaries	9,556	—	3,535	(13,091)	—
Net income (loss)	4,280	7,818	5,273	(13,091)	4,280
Net loss noncontrolling interests	—	—	(2,491)	—	(2,491)
Net income (loss) attributable to Titan	$4,280	$7,818	$7,764	$(13,091)	$6,771

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended June 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$244,664	$279,067	$—	$523,731
Cost of sales	303	241,915	260,740	—	502,958
Gross profit (loss)	(303)	2,749	18,327	—	20,773
Selling, general and administrative expenses	2,388	17,611	22,836	—	42,835
Research and development expenses	72	1,214	2,289	—	3,575
Royalty expense	—	1,926	1,904	—	3,830
Income (loss) from operations	(2,763)	(18,002)	(8,702)	—	(29,467)
Interest expense	(8,255)	—	(671)	—	(8,926)
Intercompany interest income (expense)	1,618	—	(1,618)	—	—
Other income (expense)	1,192	103	5,040	—	6,335
Income (loss) before income taxes	(8,208)	(17,899)	(5,951)	—	(32,058)
Provision (benefit) for income taxes	69	(6,437)	(799)	—	(7,167)
Equity in earnings of subsidiaries	(16,614)	—	(18,004)	34,618	—
Net income (loss)	(24,891)	(11,462)	(23,156)	34,618	(24,891)
Net loss noncontrolling interests	—	—	(4,380)	—	(4,380)
Net income (loss) attributable to Titan	$(24,891)	$(11,462)	$(18,776)	$34,618	$(20,511)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Six Months Ended June 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$367,307	$410,819	$—	$778,126
Cost of sales	438	309,279	374,562	—	684,279
Gross profit (loss)	(438)	58,028	36,257	—	93,847
Selling, general and administrative expenses	5,251	32,136	36,135	—	73,522
Research and development expenses	—	1,805	4,060	—	5,865
Royalty expense	—	3,756	2,364	—	6,120
Loss from operations	(5,689)	20,331	(6,302)	—	8,340
Interest expense	(16,209)	(1)	(1,188)	—	(17,398)
Intercompany interest income (expense)	390	—	(390)	—	—
Other income (expense)	5,004	(376)	10,561	—	15,189
Income (loss) before income taxes	(16,504)	19,954	2,681	—	6,131
Provision (benefit) for income taxes	(3,398)	7,489	(1,180)	—	2,911
Equity in earnings of subsidiaries	16,326	—	3,372	(19,698)	—
Net income (loss)	3,220	12,465	7,233	(19,698)	3,220
Net loss noncontrolling interests	—	—	(3,783)	—	(3,783)
Net income (loss) attributable to Titan	$3,220	$12,465	$11,016	$(19,698)	$7,003

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Six Months Ended June 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$508,622	$554,049	$—	$1,062,671
Cost of sales	513	470,154	519,254	—	989,921
Gross profit (loss)	(513)	38,468	34,795	—	72,750
Selling, general and administrative expenses	4,032	36,601	46,078	—	86,711
Research and development expenses	72	3,367	4,232	—	7,671
Royalty expense	—	3,774	3,797	—	7,571
Income (loss) from operations	(4,617)	(5,274)	(19,312)	—	(29,203)
Interest expense	(16,517)	—	(1,668)	—	(18,185)
Intercompany interest income (expense)	3,302	—	(3,302)	—	—
Other income (expense)	1,534	48	5,269	—	6,851
Income (loss) before income taxes	(16,298)	(5,226)	(19,013)	—	(40,537)
Provision (benefit) for income taxes	(5,971)	(1,627)	(2,920)	—	(10,518)
Equity in earnings of subsidiaries	(19,692)	—	(18,881)	38,573	—
Net income (loss)	(30,019)	(3,599)	(34,974)	38,573	(30,019)
Net loss noncontrolling interests	—	—	(11,671)	—	(11,671)
Net income (loss) attributable to Titan	$(30,019)	$(3,599)	$(23,303)	$38,573	$(18,348)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Three Months Ended June 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$4,280	$7,818	$5,273	$(13,091)	$4,280
Currency translation adjustment, net	4,436	—	4,436	(4,436)	4,436
Pension liability adjustments, net of tax	1,488	427	1,061	(1,488)	1,488
Comprehensive income (loss)	10,204	8,245	10,770	(19,015)	10,204
Net comprehensive loss attributable to noncontrolling interests	—	—	(1,904)	—	(1,904)
Comprehensive income (loss) attributable to Titan	$10,204	$8,245	$12,674	$(19,015)	$12,108

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Three Months Ended June 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(24,891)	$(11,462)	$(23,156)	$34,618	$(24,891)
Currency translation adjustment, net	7,826	—	7,826	(7,826)	7,826
Pension liability adjustments, net of tax	28	450	(422)	(28)	28
Comprehensive income (loss)	(17,037)	(11,012)	(15,752)	26,764	(17,037)
Net comprehensive loss attributable to noncontrolling interests	—	—	(1,062)	—	(1,062)
Comprehensive income (loss) attributable to Titan	$(17,037)	$(11,012)	$(14,690)	$26,764	$(15,975)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Six Months Ended June 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$3,220	$12,465	$7,233	$(19,698)	$3,220
Currency translation adjustment, net	(40,950)	—	(40,950)	40,950	(40,950)
Pension liability adjustments, net of tax	1,497	854	643	(1,497)	1,497
Comprehensive income (loss)	(36,233)	13,319	(33,074)	19,755	(36,233)
Net comprehensive loss attributable to noncontrolling interests	—	—	(4,917)	—	(4,917)
Comprehensive income (loss) attributable to Titan	$(36,233)	$13,319	$(28,157)	$19,755	$(31,316)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Six Months Ended June 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(30,019)	$(3,599)	$(34,974)	$38,573	$(30,019)
Currency translation adjustment, net	8,214	—	8,214	(8,214)	8,214
Pension liability adjustments, net of tax	745	900	(155)	(745)	745
Comprehensive income (loss)	(21,060)	(2,699)	(26,915)	29,614	(21,060)
Net comprehensive loss attributable to noncontrolling interests	—	—	(13,245)	—	(13,245)
Comprehensive income (loss) attributable to Titan	$(21,060)	$(2,699)	$(13,670)	$29,614	$(7,815)

(Amounts in thousands)	Consolidating Condensed Balance Sheets June 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$128,163	$4	$59,317	$—	$187,484
Accounts receivable, net	—	77,191	147,498	—	224,689
Inventories	—	96,405	209,682	—	306,087
Prepaid and other current assets	21,516	16,603	50,639	—	88,758
Total current assets	149,679	190,203	467,136	—	807,018
Property, plant and equipment, net	7,408	148,053	327,946	—	483,407
Investment in subsidiaries	789,267	—	114,165	(903,432)	—
Other assets	48,886	1,212	79,891	—	129,989
Total assets	$995,240	$339,468	$989,138	$(903,432)	$1,420,414
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$25,068	$—	$25,068
Accounts payable	1,559	12,862	121,337	—	135,758
Other current liabilities	29,513	41,812	50,642	—	121,967
Total current liabilities	31,072	54,674	197,047	—	282,793
Long-term debt	460,161	—	35,112	—	495,273
Other long-term liabilities	8,339	18,967	60,548	—	87,854
Intercompany accounts	(34,525)	(247,824)	282,349	—	—
Titan stockholders' equity	530,193	513,651	389,781	(903,432)	530,193
Noncontrolling interests	—	—	24,301	—	24,301
Total liabilities and stockholders’ equity	$995,240	$339,468	$989,138	$(903,432)	$1,420,414

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$129,985	$4	$71,462	$—	$201,451
Accounts receivable, net	(55)	63,645	135,788	—	199,378
Inventories	—	103,230	228,202	—	331,432
Prepaid and other current assets	26,803	21,105	55,761	—	103,669
Total current assets	156,733	187,984	491,213	—	835,930
Property, plant and equipment, net	7,590	160,318	359,506	—	527,414
Investment in subsidiaries	745,084	—	109,768	(854,852)	—
Other assets	51,381	827	80,172	—	132,380
Total assets	$960,788	$349,129	$1,040,659	$(854,852)	$1,495,724
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$26,233	$—	$26,233
Accounts payable	1,795	10,876	133,634	—	146,305
Other current liabilities	28,519	45,291	55,208	—	129,018
Total current liabilities	30,314	56,167	215,075	—	301,556
Long-term debt	460,161	—	36,342	—	496,503
Other long-term liabilities	15,244	20,867	71,496	—	107,607
Intercompany accounts	(105,703)	(228,307)	334,010	—	—
Titan stockholders' equity	560,772	500,402	354,450	(854,852)	560,772
Noncontrolling interests	—	—	29,286	—	29,286
Total liabilities and stockholders’ equity	$960,788	$349,129	$1,040,659	$(854,852)	$1,495,724

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Six Months Ended June 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(478)	$2,769	$5,551	$7,842
Cash flows from investing activities:
Capital expenditures	(412)	(2,799)	(19,294)	(22,505)
Other, net	—	30	2,678	2,708
Net cash used for investing activities	(412)	(2,769)	(16,616)	(19,797)
Cash flows from financing activities:
Proceeds from borrowings	—	—	13,239	13,239
Payment on debt	—	—	(8,517)	(8,517)
Proceeds from exercise of stock options	144	—	—	144
Excess tax benefit from stock-based compensation	(538)	—	—	(538)
Dividends paid	(538)	—	—	(538)
Net cash provided by (used for) financing activities	(932)	—	4,722	3,790
Effect of exchange rate change on cash	—	—	(5,802)	(5,802)
Net decrease in cash and cash equivalents	(1,822)	—	(12,145)	(13,967)
Cash and cash equivalents, beginning of period	129,985	4	71,462	201,451
Cash and cash equivalents, end of period	$128,163	$4	$59,317	$187,484

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Six Months Ended June 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$11,495	$4,430	$27,130	$43,055
Cash flows from investing activities:
Capital expenditures	(667)	(4,770)	(25,446)	(30,883)
Acquisition of additional interest	(49)	—	(13,346)	(13,395)
Decrease in restricted cash deposits	—	—	14,268	14,268
Other, net	—	341	2,900	3,241
Net cash used for investing activities	(716)	(4,429)	(21,624)	(26,769)
Cash flows from financing activities:
Proceeds from borrowings	—	—	6,217	6,217
Payment on debt	—	—	(53,393)	(53,393)
Proceeds from exercise of stock options	141	—	—	141
Excess tax benefit from stock-based compensation	(45)	—	—	(45)
Payment of financing fees	(33)	—	—	(33)
Dividends paid	(536)	—	—	(536)
Net cash provided by (used for) financing activities	(473)	—	(47,176)	(47,649)
Effect of exchange rate change on cash	—	—	4,957	4,957
Net increase (decrease) in cash and cash equivalents	10,306	1	(36,713)	(26,406)
Cash and cash equivalents, beginning of period	81,472	4	107,884	189,360
Cash and cash equivalents, end of period	$91,778	$5	$71,171	$162,954

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

The table provides highlights for the quarter ended June 30, 2015, compared to 2014 (amounts in thousands):

	2015	2014	% Increase (Decrease)
Net sales	$376,067	$523,731	(28)%
Gross profit	51,053	20,773	146%
Income (loss) from operations	7,531	(29,467)	126%
Net income (loss)	4,280	(24,891)	117%

Quarter: The Company recorded sales of $376.1 million for the second quarter of 2015, which were 28% lower than the second quarter 2014 sales of $523.7 million. Overall sales experienced reductions in volume of 11% and price/mix of 7% as the agricultural market remains in a cyclical downturn. Reduced farm incomes result in lower demand for new equipment, primarily high horsepower agricultural equipment. In addition, competitive pressures and lower raw material prices, particularly in tire manufacturing, negatively impacted sales. Unfavorable currency translation decreased sales by 10%.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company's gross profit was $51.1 million, or 13.6% of net sales, for the second quarter of 2015, compared to $20.8 million, or 4.0% of net sales, in 2014. Income from operations was $7.5 million for the second quarter of 2015, compared to loss from operations of $29.5 million in 2014. Net income was $4.3 million for the second quarter of 2015, compared to net loss of $24.9 million in 2014. Basic earnings per share was $.13 in the second quarter of 2015, compared to loss per share of $(.38) in 2014. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded an inventory writedown of $11.6 million to adjust the value of mining product inventory to estimated market value. When adjusted to remove these items, the gross profit for the quarter ended June 30, 2014, was $55.6 million and income from operations was $5.3 million. Despite the large overall sales erosion resulting from the agricultural and mining cyclical downturns, gross margin as a percentage of net sales benefited from the Business Improvement Framework instituted in 2014. Initiatives born from the framework helped to drive headcount reductions, expenditure rationalization, increased productivity, lower raw material costs, lower warranty costs, and pricing optimization.

The table provides highlights for the six months ended June 30, 2015, compared to 2014 (amounts in thousands):

	2015	2014	% Increase (Decrease)
Net sales	$778,126	$1,062,671	(27)%
Gross profit	93,847	72,750	29%
Income (loss) from operations	8,340	(29,203)	129%
Net income (loss)	3,220	(30,019)	111%

Year-to-date: The Company recorded sales of $778.1 million for the six months ended June 30, 2015, which were 27% lower than the six months ended June 30, 2014 sales of $1,062.7 million. Overall sales experienced reductions in volume of 11% and price/mix of 6% as the agricultural market remains in a cyclical downturn. Reduced farm incomes result in lower demand for new equipment, primarily high horsepower agricultural equipment. These decreases were partially offset by stable demand for products used in the construction industry. In addition, competitive pressures and lower raw material prices, particularly in tire manufacturing, negatively impacted sales. Unfavorable currency translation decreased sales by 10%.

The Company's gross profit was $93.8 million, or 12.1% of net sales, for the six months ended June 30, 2015, compared to $72.8 million, or 6.8% of net sales, in 2014. Income from operations was $8.3 million for the six months ended June 30, 2015, compared to loss from operations of $29.2 million in 2014. Net income was $3.2 million for the six months ended June 30, 2015, compared to net loss of $30.0 million in 2014. Basic earnings per share was $.13 for the six months ended June 30, 2015, compared to loss per share of $(.34) in 2014. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded an inventory writedown of $11.6 million to adjust the value of mining product inventory to estimated market value. When adjusted to remove these items, the gross profit for the six months ended June 30, 2014, was $107.5 million and income from operations was $5.6 million. Despite the large overall sales erosion resulting from the agricultural and mining cyclical downturns, gross margin as a percentage of net sales benefited from the Business Improvement Framework instituted in 2014. Initiatives born from the framework helped to drive headcount reductions, expenditure rationalization, increased productivity, lower raw material costs, lower warranty costs, and pricing optimization.

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

Inventories
Inventories are valued at lower of cost or market. At June 30, 2015, approximately 9% of the Company's inventories were valued under the last-in, first-out (LIFO) method. The majority of steel material inventory in North America is accounted for under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. Market value is estimated based on current selling prices. Estimated provisions are established for slow-moving and obsolete inventory.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries. During the first six months of 2015, the Company contributed cash funds of $2.2 million to its pension plans. Titan expects to contribute approximately $2.6 million to these pension plans during the remainder of 2015. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 29 to the Company's financial statements on Form 10-K for the fiscal year ended December 31, 2014.

Product Warranties
The Company provides limited warranties on workmanship of its products in all market segments. The majority of the Company's products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. Actual warranty expense may differ from historical experience. The Company's warranty accrual was $26.5 million at June 30, 2015, and $28.1 million at December 31, 2014.

RESULTS OF OPERATIONS

Highlights for the three and six months ended June 30, 2015, compared to 2014 (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$376,067	$523,731	$778,126	$1,062,671
Cost of sales	325,014	468,161	684,279	955,124
Mining asset impairment and inventory writedown	—	34,797	—	34,797
Gross profit	51,053	20,773	93,847	72,750
Gross profit percentage	13.6%	4.0%	12.1%	6.8%

Net Sales
Quarter: Net sales for the quarter ended June 30, 2015, were $376.1 million compared to $523.7 million in 2014, a decrease of 28%. Overall sales experienced reductions in volume of 11% and price/mix of 7% as the agricultural market remains in a cyclical downturn. Reduced farm incomes result in lower demand for new equipment, primarily high horsepower agricultural equipment. The mining industry remains in a cyclical downturn as well. In addition, competitive pressures and lower raw material prices, particularly in tire manufacturing, negatively impacted sales. Unfavorable currency translation decreased sales by 10%.

Year-to-date: Net sales for the six months ended June 30, 2015, were $778.1 million compared to $1,062.7 million in 2014, a decrease of 27%. Overall sales experienced reductions in volume of 11% and price/mix of 6% as the agricultural market remains in a cyclical downturn. Reduced farm incomes result in lower demand for new equipment, primarily high horsepower agricultural equipment. The mining industry remains in a cyclical downturn as well. These decreases were partially offset by stable demand for products used in the construction industry. In addition, competitive pressures and lower raw material prices, particularly in tire manufacturing, negatively impacted sales. Unfavorable currency translation decreased sales by 10%.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Cost of Sales, Mining Asset Impairment, Mining Inventory Writedown and Gross Profit
Quarter: Cost of sales was $325.0 million for the quarter ended June 30, 2015, compared to $468.2 million in 2014. Gross profit for the second quarter of 2015 was $51.1 million, or 13.6% of net sales, compared to $20.8 million, or 4.0% of net sales for the second quarter of 2014. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded an inventory writedown of $11.6 million to adjust the value of mining product inventory to estimated market value. When adjusted to remove these items, the gross profit for the quarter ended June 30, 2014, was $55.6 million. Despite the large overall sales erosion resulting from the agricultural and mining cyclical downturns, gross margin as a percentage of net sales benefited from the Business Improvement Framework instituted in 2014. Initiatives born from the framework helped to drive headcount reductions, expenditure rationalization, increased productivity, lower raw material costs, lower warranty costs, and pricing optimization.

Year-to-date: Cost of sales was $684.3 million for the six months ended June 30, 2015, compared to $955.1 million in 2014. Gross profit for the six months ended June 30, 2015 was $93.8 million, or 12.1% of net sales, compared to $72.8 million, or 6.8% of net sales for the six months ended June 30, 2014. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded an inventory writedown of $11.6 million to adjust the value of mining product inventory to estimated market value. When adjusted to remove these items, the gross profit for the six months ended June 30, 2014, was $107.5 million. The agricultural equipment market remains in a cyclical downturn, with lower market demand especially for high horsepower agricultural equipment. The mining industry remains in a cyclical downturn as well. Despite the large overall sales erosion resulting from the agricultural and mining cyclical downturns, gross margin as a percentage of net sales benefited from the Business Improvement Framework instituted in 2014. Initiatives born from the framework helped to drive headcount reductions, expenditure rationalization, increased productivity, lower raw material costs, lower warranty costs, and pricing optimization.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Selling, general and administrative	$37,848	$42,835	$73,522	$86,711
Percentage of net sales	10.1%	8.2%	9.4%	8.2%

Quarter: Selling, general and administrative (SG&A) expenses for the second quarter of 2015 were $37.8 million, or 10.1% of net sales, compared to $42.8 million, or 8.2% of net sales, for 2014.  SG&A expenses decreased approximately $4 million as the result of currency translation. The remaining decrease was the result of lower selling costs related to the lower sales.

Year-to-date: Selling, general and administrative (SG&A) expenses for the six months ended June 30, 2015 were $73.5 million, or 9.4% of net sales, compared to $86.7 million, or 8.2% of net sales, for 2014.  SG&A expenses decreased approximately $7 million as the result of currency translation. The remaining decrease was the result of lower selling costs and SG&A cost reduction initiatives.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Research and development	$2,779	$3,575	$5,865	$7,671
Percentage of net sales	0.7%	0.7%	0.8%	0.7%

Quarter: Research and development (R&D) expenses for the second quarter of 2015 were $2.8 million, or 0.7% of net sales, compared to $3.6 million, or 0.7% of net sales, for 2014.

Year-to-date: Research and development (R&D) expenses for the six months ended June 30, 2015 were $5.9 million, or 0.8% of net sales, compared to $7.7 million, or 0.7% of net sales, for 2014.

Royalty Expense
Royalty expense was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Royalty expense	$2,895	$3,830	$6,120	$7,571

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

Quarter: Royalty expenses were $2.9 million and $3.8 million for the quarters ended June 30, 2015 and 2014, respectively.

Year-to-date: Royalty expenses were $6.1 million and $7.6 million for the six months ended June 30, 2015 and 2014, respectively.

Income from Operations
Income from operations was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Income from operations	$7,531	$(29,467)	$8,340	$(29,203)
Percentage of net sales	2.0%	(5.6)%	1.1%	(2.7)%

Quarter: Income from operations for the second quarter of 2015, was $7.5 million, or 2.0% of net sales, compared to loss from operations of $(29.5) million, or (5.6)% of net sales, in 2014.  This increase was the net result of the items previously discussed.

Year-to-date: Income from operations for the six months ended June 30, 2015, was $8.3 million, or 1.1% of net sales, compared to loss from operations of $(29.2) million, or (2.7)% of net sales, in 2014.  This increase was the net result of the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense
Interest expense was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest expense	$8,642	$8,926	$17,398	$18,185

Quarter: Interest expense was $8.6 million and $8.9 million for the quarters ended June 30, 2015, and 2014, respectively. Interest expense for the second quarter of 2015 decreased primarily as a result of decreased interest expense at Titan Europe.

Year-to-date: Interest expense was $17.4 million and $18.2 million for the six months ended June 30, 2015, and 2014, respectively. Interest expense for the first half of 2015 decreased primarily as a result of decreased interest expense at Titan Europe.

Other Income
Other income was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Other income	$6,906	$6,335	$15,189	$6,851

Quarter: Other income was $6.9 million for the quarter ended June 30, 2015, as compared to $6.3 million in 2014.  For the quarter ended June 30, 2015, the Company recorded currency exchange gain of $3.6 million, interest income of $1.0 million, Wheels India Limited equity income of $0.9 million, and discount amortization on prepaid royalty of $0.5 million. For the quarter ended June 30, 2014, the Company recorded currency exchange income of $3.7 million, discount amortization on prepaid royalty of $0.8 million, and Wheels India Limited equity income of $0.5 million,

Year-to-date: Other income was $15.2 million for the six months ended June 30, 2015, as compared to $6.9 million in 2014.  For the six months ended June 30, 2015, the Company recorded currency exchange gain of $9.6 million, interest income of $1.6 million, and discount amortization on prepaid royalty of $1.1 million. For the six months ended June 30, 2014, the Company recorded currency exchange income of $2.1 million, discount amortization on prepaid royalty of $1.5 million, Wheels India Limited equity income of $1.0 million, and interest income of $0.6 million,

Foreign currency gain (losses) in the first six months of 2015 and 2014, primarily reflect the translation of intercompany loans at certain foreign subsidiaries denominated in currencies other than their functional currencies. Since such loans are expected to be settled in cash at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates. The $9.6 million currency exchange gain at June 30, 2015, included a $3.1 million gain relating to derivative financial instruments on such intercompany loans.

During the second quarter of 2015, the Company identified a subsidiary investment which was improperly classified as an intercompany liability. As a result of the correction of this item, the Company reclassified currency translation in other comprehensive income to currency exchange gain in other income during the current quarter. The three and six months ended June 30, 2015, included $5.7 million and $3.1 million, respectively, in currency exchange gain related to this correction.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Provision (benefit) for income taxes	$1,515	$(7,167)	$2,911	$(10,518)

Quarter: The Company recorded income tax expense of $1.5 million for the quarter ended June 30, 2015, as compared to a benefit from income taxes of $(7.2) million for the quarter ended June 30, 2014.   The Company's effective income tax rate was 26% and 22% for the three months ended June 30, 2015 and 2014, respectively.

Year-to-date: The Company recorded income tax expense of $2.9 million for the six months ended June 30, 2015, as compared to a benefit from income taxes of $(10.5) million for the six months ended June 30, 2014.   The Company's effective income tax rate was 47% and 26% for the six months ended June 30, 2015 and 2014, respectively.

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

Net Income (Loss)
Net income (loss) was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$4,280	$(24,891)	$3,220	$(30,019)

Quarter: Net income for the second quarter of June 30, 2015, was $4.3 million, compared to net loss of $24.9 million in 2014. For the quarters ended June 30, 2015 and 2014, basic earnings per share were $.13 and $(.38), respectively, and diluted earnings per share were $.12 and $(.38), respectively. The Company's net income and earnings per share were higher due to the items previously discussed.

Year-to-date: Net income for the six months ended June 30, 2015, was $3.2 million, compared to net loss of $30.0 million in 2014. For the six months ended June 30, 2015 and 2014, basic earnings per share were $.13 and $(.34), respectively, and diluted earnings per share were $.13 and $(.34), respectively. The Company's net income and earnings per share were higher due to the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$194,998	$285,274	$407,999	$602,440
Gross profit	34,989	41,338	63,263	86,493
Income from operations	25,652	28,078	44,556	58,619

Quarter: Net sales in the agricultural market were $195.0 million for the quarter ended June 30, 2015, as compared to $285.3 million in 2014, a decrease of 32%. Overall sales experienced reductions in volume of 16% and price/mix of 9% as the agricultural market remains in a cyclical downturn. Reduced farm incomes result in lower demand for new equipment, primarily high horsepower agricultural equipment. Unfavorable currency translation decreased sales by 7%.

Gross profit in the agricultural market was $35.0 million for the quarter ended June 30, 2015, as compared to $41.3 million in 2014.  Income from operations in the agricultural market was $25.7 million for the quarter ended June 30, 2015, as compared to $28.1 million in 2014.  Despite the large overall sales erosion resulting from the agricultural cyclical downturn, gross margin as a percentage of net sales benefited from the Business Improvement Framework instituted in 2014. Initiatives born from the framework helped to drive headcount reductions, expenditure rationalization, increased productivity, lower raw material costs, lower warranty costs, and pricing optimization.

Year-to-date: Net sales in the agricultural market were $408.0 million for the six months ended June 30, 2015, as compared to $602.4 million in 2014, a decrease of 32%. Overall sales experienced reductions in volume of 17% and price/mix of 8% as the agricultural market remains in a cyclical downturn. Reduced farm incomes result in lower demand for new equipment, primarily high horsepower agricultural equipment. Unfavorable currency translation decreased sales by 7%.

Gross profit in the agricultural market was $63.3 million for the six months ended June 30, 2015, as compared to $86.5 million in 2014.  Income from operations in the agricultural market was $44.6 million for the six months ended June 30, 2015, as compared to $58.6 million in 2014.  Despite the large overall sales erosion resulting from the agricultural cyclical downturn, gross margin as a percentage of net sales benefited from the Business Improvement Framework instituted in 2014. Initiatives born from the framework helped to drive headcount reductions, expenditure rationalization, increased productivity, lower raw material costs, lower warranty costs, and pricing optimization.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$135,658	$163,961	$278,142	$316,901
Gross profit (loss)	12,853	(23,559)	23,498	(20,018)
Income (loss) from operations	124	(38,235)	(1,738)	(49,329)

Quarter: The Company's earthmoving/construction market net sales were $135.7 million for the quarter ended June 30, 2015, as compared to $164.0 million in 2014, a decrease of 17%. Unfavorable currency translation decreased sales by 12%. Segment sales experienced price/mix reductions of 3% as a consequence of reduced demand for Titan products used in the mining industry, including giant OTR tires. The mining industry remains in a cyclical downturn. Overall volume in the earthmoving/construction market decreased 2%.

Gross profit in the earthmoving/construction market was $12.9 million for the quarter ended June 30, 2015, as compared to $(23.6) million in 2014. The Company's earthmoving/construction market income from operations was $0.1 million for the quarter ended June 30, 2015, as compared to a loss of $(38.2) million in 2014. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded an inventory writedown of $11.6 million to adjust the value of mining product inventory to estimated market value. When adjusted to remove these items, the gross profit for the quarter ended June 30, 2014, was $11.2 million and loss from operations was $(3.4) million. Despite the large overall sales erosion resulting from the mining cyclical downturn, gross margin as a percentage of net sales benefited from the Business Improvement Framework instituted in 2014. Initiatives born from the framework helped to drive headcount reductions, expenditure rationalization, increased productivity, lower raw material costs, lower warranty costs, and pricing optimization.

Year-to-date: The Company's earthmoving/construction market net sales were $278.1 million for the six months ended June 30, 2015, as compared to $316.9 million in 2014, a decrease of 12%. Unfavorable currency translation decreased sales by 12%. Segment sales experienced price/mix reductions of 1% as a consequence of reduced demand for Titan products used in the mining industry, including giant OTR tires. The mining industry remains in a cyclical downturn. Decreases in mining sales were partially offset by stable demand for products used in the construction industry, which contributed to a net increase in volume of 1%.

Gross profit in the earthmoving/construction market was $23.5 million for the six months ended June 30, 2015, as compared to $(20.0) million in 2014. The Company's earthmoving/construction market loss from operations was $(1.7) million for the six months ended June 30, 2015, as compared to $(49.3) million in 2014. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded an inventory writedown of $11.6 million to adjust the value of mining product inventory to estimated market value. When adjusted to remove these items, the gross profit for the six months ended June 30, 2014, was $14.8 million and loss from operations was $(14.5) million. Despite the large overall sales erosion resulting from the mining cyclical downturn, gross margin as a percentage of net sales benefited from the Business Improvement Framework instituted in 2014. Initiatives born from the framework helped to drive headcount reductions, expenditure rationalization, increased productivity, lower raw material costs, lower warranty costs, and pricing optimization.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$45,411	$74,496	$91,985	$143,330
Gross profit	3,748	3,810	7,896	7,686
Loss from operations	(848)	(1,814)	(1,092)	(3,374)

Quarter: Consumer market net sales were $45.4 million for the quarter ended June 30, 2015, as compared to $74.5 million in 2014. Sales in the consumer market decreased primarily as the result of unfavorable currency translation at overseas facilities. Lower sales also resulted from the loss of lower margin intermediate products produced under supply agreements with various customers.

Gross profit from the consumer market was $3.7 million for the quarter ended June 30, 2015, as compared to $3.8 million in 2014. Consumer market loss from operations was $(0.8) million for the quarter ended June 30, 2015, as compared to $(1.8) million in 2014. Although sales were lower in the second quarter of 2015, compared to 2014, the Company was successful in reducing costs related to the production of consumer segment products, resulting in higher gross profit percentage and income from operations.

Year-to-date: Consumer market net sales were $92.0 million for the six months ended June 30, 2015, as compared to $143.3 million in 2014. Sales in the consumer market decreased primarily as the result of unfavorable currency translation at overseas facilities. Lower sales also resulted from the loss of lower margin intermediate products produced under supply agreements with various customers.

Gross profit from the consumer market was $7.9 million for the six months ended June 30, 2015, as compared to $7.7 million in 2014. Consumer market loss from operations was $(1.1) million for the six months ended June 30, 2015, as compared to $(3.4) million in 2014. Although sales were lower in the first six months of 2015, compared to 2014, the Company was successful in reducing costs related to the production of consumer segment products, resulting in higher gross profit and income from operations.

Segment Summary (Amounts in thousands)

Three months ended June 30, 2015	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$194,998	$135,658	$45,411	$—	$376,067
Gross profit (loss)	34,989	12,853	3,748	(537)	51,053
Income (loss) from operations	25,652	124	(848)	(17,397)	7,531
Three months ended June 30, 2014
Net sales	$285,274	163,961	$74,496	$—	$523,731
Gross profit (loss)	41,338	(23,559)	3,810	(816)	20,773
Income (loss) from operations	28,078	(38,235)	(1,814)	(17,496)	(29,467)

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Six months ended June 30, 2015	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$407,999	$278,142	$91,985	$—	$778,126
Gross profit (loss)	63,263	23,498	7,896	(810)	93,847
Income (loss) from operations	44,556	(1,738)	(1,092)	(33,386)	8,340
Six months ended June 30, 2014
Net sales	$602,440	316,901	$143,330	$—	$1,062,671
Gross profit (loss)	86,493	(20,018)	7,686	(1,411)	72,750
Income (loss) from operations	58,619	(49,329)	(3,374)	(35,119)	(29,203)

Corporate Expenses

Quarter: Income from operations on a segment basis does not include corporate expenses totaling $17.4 million for the quarter ended June 30, 2015, as compared to $17.5 million for 2014. Corporate expenses were composed of selling and marketing expenses of approximately $7 million for each of the quarters ended June 30, 2015, and 2014, respectively; and administrative expenses of approximately $10 million for each of the quarters ended June 30, 2015, and 2014, respectively.

Year-to-date: Income from operations on a segment basis does not include corporate expenses totaling $33.4 million for the six months ended June 30, 2015, as compared to $35.1 million for 2014. Corporate expenses were composed of selling and marketing expenses of approximately $15 million and $17 million for the six months ended June 30, 2015, and 2014, respectively; and administrative expenses of approximately $18 million for each of the six months ended June 30, 2015, and 2014, respectively. Corporate selling and marketing expenses were approximately $2 million lower in the six months ended June 30, 2015 primarily due to decreased selling incentive compensation and lower information technology expenses.

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

The Company's recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined by the Company with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. Titan expects to contribute approximately $2.6 million to these pension plans during the remainder of 2015.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of June 30, 2015, the Company had $187.5 million of cash.

(amounts in thousands)	June 30,	December 31,
	2015	2014	Change
Cash	$187,484	$201,451	$(13,967)

The cash balance decreased by $14.0 million from December 31, 2014, due to the following items.

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Six months ended June 30,
	2015	2014	Change
Net income (loss)	$3,220	$(30,019)	$33,239
Depreciation and amortization	36,604	46,815	(10,211)
Mining asset impairment	—	23,242	(23,242)
Mining inventory writedown	—	11,555	(11,555)
Deferred income tax provision	(5,602)	(18,269)	12,667
Accounts receivable	(37,149)	(28,989)	(8,160)
Inventories	8,721	(3,046)	11,767
Prepaid and other current assets	2,868	36,061	(33,193)
Accounts payable	4,423	15,017	(10,594)
Other current liabilities	(1,988)	4,937	(6,925)
Other liabilities	(4,748)	(12,719)	7,971
Other operating activities	1,493	(1,530)	3,023
Cash provided by operating activities	$7,842	$43,055	$(35,213)

In the first six months of 2015, operating activities used $7.8 million of cash, including an increase in accounts receivable of $37.1 million, partially offset by a decrease in inventories of $8.7 million. Included in net loss of $3.2 million were noncash charges for depreciation and amortization of $36.6 million.

In the first six months of 2014, operating activities provided cash of $43.1 million, including an increase in accounts payable of $15.0 million and a decrease in prepaid and other current assets of $36.1 million, which included a $36.0 million tax refund received in the first quarter of 2014. Positive cash inflows were offset by an increase in accounts receivable of $29.0 million. Included in net loss of $30.0 million were noncash charges for depreciation and amortization of $46.8 million, mining asset impairment charge of $23.2 million, and mining inventory writedown of $11.6 million.

Operating cash flows decreased $35.2 million when comparing the first six months of 2015, to the first six months of 2014. The net income in the first six months of 2015 was a $33.2 million increase from the loss in the first six months of 2014. When comparing the first six months of 2015 to the first six months of 2014, cash flows from prepaid and other current assets and accounts payable decreased $33.2 million and $10.6 million, respectively, which was partially offset by increased cash flows from inventories of $11.8 million.

The Company's inventory balance was lower at June 30, 2015, as compared to December 31, 2014. Days sales in inventory increased to 76 days at June 30, 2015, from 68 days at December 31, 2014. The Company's accounts receivable balance was higher at June 30, 2015, as compared to December 31, 2014. Days sales outstanding increased to 54 days at June 30, 2015, from 47 days at December 31, 2014.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Six months ended June 30,
	2015	2014	Change
Capital expenditures	$(22,505)	$(30,883)	$8,378
Acquisitions	—	(13,395)	13,395
Decrease in restricted cash deposits	—	14,268	(14,268)
Other investing activities	2,708	3,241	(533)
Cash used for investing activities	$(19,797)	$(26,769)	$6,972

Net cash used for investing activities was $19.8 million in the first six months of 2015, as compared to $26.8 million in the first six months of 2014. The Company invested a total of $22.5 million in capital expenditures in the first six months of 2015, compared to $30.9 million in 2014. The 2015 and 2014 expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan's existing business and maintaining existing equipment. In the first six months of 2014, cash used for acquisitions of $13.4 million represents additional ownership percentage of Voltyre-Prom, which also decreased restricted cash deposits by $14.3 million.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Six months ended June 30,
	2015	2014	Change
Proceeds from borrowings	$13,239	$6,217	$7,022
Proceeds from exercise of stock options	144	141	3
Payment of financing fees	—	(33)	33
Payment on debt	(8,517)	(53,393)	44,876
Excess tax benefit from stock-based compensation	(538)	(45)	(493)
Dividends paid	(538)	(536)	(2)
Cash provided by (used for) financing activities	$3,790	$(47,649)	$51,439

In the first six months of 2015, $3.8 million of cash was provided by financing activities. This cash was primarily provided by proceeds from borrowing of $13.2 million, partially offset by payment of debt of $8.5 million.

In the first six months of 2014, $47.6 million of cash was used for financing activities. This cash was primarily used for payment on debt of $53.4 million, partially offset by proceeds from borrowings of $6.2 million.

Financing cash flows increased by $51.4 million when comparing the first six months of 2015 to 2014. This increase was primarily the result of the additional proceeds from borrowings.

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

Liquidity Outlook
At June 30, 2015, the Company had $187.5 million of cash and cash equivalents and no outstanding borrowings on the Company's $150 million credit facility. Titan's availability under this domestic facility may be less than $150 million as a result of eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At June 30, 2015, the amount available was $97.5 million as a result of the Company's decrease in sales which impacted both accounts receivable and inventory balances. The cash and cash equivalents balance of $187.5 million includes $58.8 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. However, if foreign funds were needed for U.S. operations, the Company would be required to accrue and pay taxes to repatriate the funds.

Capital expenditures for the remainder of 2015 are forecasted to be approximately $25 million to $30 million.  Cash payments for interest are currently forecasted to be approximately $16 million for the remainder of 2015 based on June 30, 2015 debt balances. The forecasted interest payments are comprised primarily of the semi-annual payment of $13.8 million (due October 1) for the 6.875% senior secured notes.

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

MARKET CONDITIONS AND OUTLOOK
In the first half of 2015, Titan experienced lower sales when compared to the sales levels in the first half of 2014.  The lower sales levels were primarily the result of decreased demand for high horsepower equipment used in the agricultural market, which remains in a cyclical downturn, and unfavorable currency translation. These decreases were partially offset by increased demand for products used in the construction industry. In addition, competitive pressures and lower raw material prices, particularly in tire manufacturing, negatively impacted sales.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were lower in the first half of 2015 when compared to the first half of 2014 due to decreased demand for high horsepower equipment used in the agricultural market.  Farm net income is expected to be reduced in 2015 due to lower commodity prices. Lower income levels are putting pressure on the demand for large farm equipment. In addition, large equipment sales have deteriorated significantly after a robust cycle in recent years past. The mix shift to lower horsepower tractors has eroded both sales and gross margin. Many variables, including weather, commodity prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving/construction market sales were lower in the first half of 2015 when compared to the first half of 2014 primarily due to unfavorable currency translation. Reduced demand for larger products used in the mining industry is expected to continue for the remainder of 2015 as weakness continues in the mining industry. Demand for small earthmoving/construction equipment used in the housing and commercial construction sectors has improved. Although metals, oil and gas prices may fluctuate in the short-term, in the long-term, these prices are expected to remain at levels that are attractive for continued investment, which should help support future earthmoving and mining sales.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and other macroeconomic drivers.

CONSUMER MARKET OUTLOOK
Consumer market sales were lower in the first half of 2015, when compared to the first half of 2014. Sales in the consumer market decreased primarily as the result of unfavorable currency translation at overseas facilities. The consumer market is expected to remain highly competitive for the remainder of 2015.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the Company's 2014 Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan’s management, including the principal executive officer and principal financial officer, evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2015, because of a material weakness in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) previously disclosed in the Company's 2014 Form 10-K.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	July 29, 2015	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN HRUDICKA
John Hrudicka
Chief Financial Officer
(Principal Financial Officer)