Form 10-K/A
period 2014-12-31
TITAN INTERNATIONAL INC
filed 2015-11-06
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 2)

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
EXPLANATORY NOTE
This Amendment No. 2 on Form 10-K/A amends the Titan International, Inc. (Titan or the Company) annual report on Form 10-K for the period ended December 31, 2014, which was originally filed with the Securities and Exchange Commission (SEC) on February 26, 2015. This Form 10-K/A is being filed to restate the financial statements to correct the classification of redeemable noncontrolling interest in the Company's investment in Voltre-Prom to mezzanine equity. The Company’s Russian shareholders' agreement contains a settlement put option which may require Titan to purchase the shares of the minority shareholders at a value set by the agreement. As the redeemable noncontrolling interest balance exceeds the carrying value of the investment, this restatement also contains a reclassification of additional paid-in capital to mezzanine equity and a correction in the earnings per share calculation. The corrections to earnings per share did not affect revenues, operating expenses, net income or cash flows. A more detailed description of the restatements made to the financial statements is provided in Note 40 to the consolidated financial statements included with this report. In addition to the restatement as of and for the year ended December 31, 2014, this Form 10-K/A includes a restatement of the balance sheet for the year ended December 31, 2013, and for the periods ended March 31, 2014; June 30, 2014; September 30, 2014; and December 31, 2014.
For the convenience of the reader, this Form 10-K/A sets forth the Company’s original Form 10-K as filed with the SEC on February 26, 2015, in its entirety, as amended by, and to reflect, the restatement. No attempt has been made in the Form 10-K/A to update other disclosures presented in the original Form 10-K, except as required to reflect the effects of the restatement. Accordingly, this Form 10-K/A should be read in conjunction with Titan’s filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings. The following items have been amended as a result of this restatement:

•	Part I, Item 1A, Risk Factors

•	Part II, Item 6, Selected Financial Data

•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part IV, Item 15, Exhibits and Financial Statement Schedules

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

•
The Company has identified a material weakness in internal control over financial reporting and accounting for complex transactions and has restated financial statements as an inherent effect of this material weakness. The material weakness could, if not remediated, result in additional material misstatements in the Company’s financial statements.

Titan’s management has concluded that the Company’s disclosure controls and internal control over financial reporting were not effective as of December 31, 2014, because of a material weakness in internal control over financial reporting. Over the past couple of years, Titan has added numerous international locations which have added complexity to its financial reporting. As Titan has grown in size and complexity, the accounting staff has not increased in sufficient manner to ensure proper adherence with US GAAP. Due to the added accounting complexities, insufficient resources, and the challenge of financial controller continuity at select international locations, Titan management determined that the internal control over financial reporting for complex transactions may not always operate at the appropriate levels of precision to prevent or detect material misstatements of the Company’s annual financial statements on a timely basis.

The Company has restated financial statements as an inherent effect of this material weakness. Risks relating to the Company’s restatement of financial statements include the impact on the Company’s evaluation of the effectiveness of its internal control over financial reporting; potential reviews, litigation or other proceedings by governmental authorities, stockholders or other parties; risks related to the impact on the restatement on the Company’s reputation, development projects, joint ventures and other commercial contracts.

Management is actively reviewing the resources, processes and systems needed to remediate the material weakness. Resources have been added in financial reporting, tax and international locations, including the addition of a Chief Accounting Officer. Financial reporting processes and systems are currently being enhanced to ensure proper internal control over financial reporting. A final assessment of enhancements needed to internal controls and financial reporting systems will be completed in the fourth quarter of 2015.

If the Company’s remediation measures are insufficient, or if additional material weaknesses or significant deficiencies in Titan’s internal controls are discovered or occur in the future, the Company’s financial statements may contain material misstatements and the Company may be required to restate financial results. Additional restatements could materially and adversely affect the Company’s business and results of operations or financial condition, restrict the ability to access the capital markets, require significant resources to correct the weaknesses and deficiencies, or cause a decline in investor confidence.

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

(All amounts in thousands, except per share data)

	Year Ended December 31,
	2014 (As restated)	2013	2012	2011	2010
Net sales	$1,895,527	$2,163,595	$1,820,678	$1,486,998	$881,591
Mining asset impairment and inventory writedown	39,932	—	—	—	—
Gross profit	140,643	295,190	294,139	232,108	104,090
Noncash goodwill impairment charge	36,571	—	—	—	—
Supply agreement termination income	—	—	(26,134)	—	—
Income (loss) from operations	(97,625)	102,395	174,708	132,173	30,945
Gain (loss) on senior note repurchase	—	(22,734)	—	—	(14,573)
Noncash Titan Europe gain	—	—	26,700	—	—
Gain on earthquake insurance recovery	—	22,451	—	—	—
Income (loss) before income taxes	(152,244)	54,734	192,251	95,895	(9,190)
Net income (loss)	(130,425)	29,687	105,638	58,136	(5,926)
Net loss attributable to noncontrolling interests	(49,964)	(5,518)	(1,593)	(16)	—
Net income (loss) attributable to Titan	(80,461)	35,205	107,231	58,152	(5,926)
Net income (loss) per share – basic	(2.43)	.66	2.47	1.40	(.17)
Net income (loss) per share – diluted	(2.43)	.64	2.05	1.18	(.17)
Dividends declared per common share	0.02	0.02	0.02	0.02	0.02

(All amounts in thousands)	As of December 31,
	2014 (As restated)	2013 (As restated)	2012	2011	2010
Working capital	$534,374	$621,307	$529,043	$388,827	$388,997
Current assets	835,930	1,007,878	996,123	564,593	481,350
Total assets	1,495,724	1,821,231	1,710,235	1,010,286	780,880
Long-term debt (a)	496,503	497,694	441,438	317,881	373,564
Stockholders’ equity	518,866	708,881	632,362	396,879	272,031

(a)	Excludes amounts due within one year and classified as a current liability.

ITEM 7	– MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s loss from operations was $97.6 million for 2014 compared to income of $102.4 million for 2013.  Titan’s net loss was $130.4 million for 2014 compared to net income of $29.7 million in 2013.  Diluted loss per share (as restated) was $(2.43) in 2014, compared to diluted income per share of $0.64 in 2013.  Decreased demand for high horsepower agricultural equipment and products used in the mining industry negatively impacted gross profit. Generally, there are higher margins associated with these product categories. The lower market demand also drove competitive pressures resulting in price erosion that further deteriorated both sales and gross margins. Lost leverage and reduced productivity in the plants are also consequences of lower sales. Noncash charges totaling $76.5 million had a negative impact on income from operations. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded inventory writedowns of $16.7 million in 2014 to adjust the value of mining product inventory to estimated market value. In the fourth quarter of 2014, the Company recorded a noncash charge for the impairment of goodwill of $36.6 million.

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

Net loss for the year ended December 31, 2014, was $130.4 million, compared to net income of $29.7 million in 2013. Basic earnings per share (as restated) was $(2.43) for the year ended December 31, 2014 as compared to $.66 in 2013. Diluted earnings per share (as restated) was $(2.43) for the year ended December 31, 2014 as compared to $.64 in 2013. The Company's net income and earnings per share were lower due to the items previously discussed.

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

Titan’s management, including the principal executive officer and principal financial officer, evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014, because of a material weakness in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as described below under “Management’s Report on Internal Control Over Financial Reporting”.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	November 5, 2015	By:	/s/ JOHN HRUDICKA
John Hrudicka
Chief Financial Officer

TITAN INTERNATIONAL, INC.
Exhibit Index
Annual Report on Form 10-K

Exhibit No.	DESCRIPTION
3.1 (a)	Amended Restated Articles of Incorporation of the Company
3.2 (k)	Bylaws of the Company
4.1 (b)	Indenture between the Company and U.S. Bank National Association dated December 21, 2009
4.2 (c)	Indenture between the Company and U.S. Bank National Association dated October 7, 2013
10.1 (d)	2005 Equity Incentive Plan as Amended
10.2 (e)	Maurice M. Taylor, Jr. Employment Agreement
10.3 (f)	Maurice M. Taylor, Jr. Employment Agreement Amendment
10.4 (g)	Paul G. Reitz Employment Agreement
10.5 (a)	Trademark License Agreement with The Goodyear Tire & Rubber Company **
10.6 (h)	Maurice M. Taylor, Jr. Employment Agreement Amendment
10.7 (i)	Second Amended and Restated Credit Agreement among the Company and Bank of America, N.A. dated as of December 21, 2012
10.8 (j)	John Hrudicka Employment Agreement
21 (k)	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith
** Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

(a)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for the quarterly period ended September 30, 2010 (No. 1-12936).

(b)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on December 21, 2009 (No. 1-12936).

(c)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed October 7, 2013. (No. 1-12936).

(d)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on March 28, 2011.

(e)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for the quarterly period ended June 30, 2006 (No. 1-12936).

(f)	Incorporated by reference to the same numbered exhibit contained in the Company's Form 10-K for the year ended December 31, 2010 (No 1-12936).

(g)	Incorporated by reference to the same numbered exhibit contained in the Company's Current Report on Form 8-K filed on March 23, 2011 (No 1-12936).

(h)	Incorporated by reference to the same numbered exhibit contained in the Company's Current Report on Form 8-K filed on February 15, 2012 (No 1-12936).

(i)	Incorporated by reference to the same numbered exhibit contained in the Company's Form 10-Q for the quarterly period ended June 30, 2013 (No. 1-12936).

(j)	Incorporated by reference to the same numbered exhibit contained in the Company's Current Report on Form 8-K filed on January 28, 2014 (No. 1-12936).

(k)	Incorporated by reference to the same numbered exhibit contained in the Company's Form 10-K for the year ended December 31, 2014 (No 1-12936) filed on February 26, 2015.

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

Report of Independent Registered Public Accounting Firm

2

Board of Directors and Shareholders
Titan International, Inc.
We have audited the accompanying consolidated balance sheets of Titan International, Inc. (an Illinois corporation) and its subsidiaries (together, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
As discussed in Note 40 the previously issued consolidated financial statements as of and for the year ended December 31, 2014 and as of December 31, 2013, were restated for the correction of an error.
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

/s/ Grant Thornton LLP
Chicago, Illinois
February 26, 2015 (except for Notes 39 and 40 and the effects thereof, which is as November 5, 2015)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Titan International, Inc.
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
Due to the added accounting complexities, insufficient resources, and the challenge of financial controller continuity at select international locations, Titan management determined that the internal control over financial reporting in place for complex transactions may not always operate at the appropriate level of precision required to prevent or detect material misstatements of the Company’s annual or interim financial statements on a timely basis.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated February 26, 2015 (except for Notes 39 and 40 and the effects thereof, which is as November 5, 2015), which expressed an unqualified opinion on those financial statements.

Chicago, Illinois
February 26, 2015

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
	(As restated)
Net sales	$1,895,527	$2,163,595	$1,820,678
Cost of sales	1,714,952	1,868,405	1,526,539
Mining asset impairment and inventory writedown	39,932	—	—
Gross profit	140,643	295,190	294,139
Selling, general and administrative expenses	173,614	167,371	126,157
Research and development expenses	14,005	11,165	7,148
Royalty expense	14,078	14,259	12,260
Noncash goodwill impairment charge	36,571	—	—
Supply agreement termination income	—	—	(26,134)
Income (loss) from operations	(97,625)	102,395	174,708
Interest expense	(36,564)	(47,120)	(27,658)
Convertible debt conversion charge	—	(7,273)	—
Loss on senior note repurchase	—	(22,734)	—
Noncash Titan Europe gain	—	—	26,700
Gain on earthquake insurance recovery	—	22,451	—
Gain on acquisition	—	—	11,678
Other income (expense)	(18,055)	7,015	6,823
Income (loss) before income taxes	(152,244)	54,734	192,251
Provision (benefit) for income taxes	(21,819)	25,047	86,613
Net income (loss)	(130,425)	29,687	105,638
Net loss attributable to noncontrolling interests	(49,964)	(5,518)	(1,593)
Net income (loss) attributable to Titan	$(80,461)	$35,205	$107,231

Earnings (loss) per common share:
Basic	$(2.43)	$.66	$2.47
Diluted	$(2.43)	$.64	$2.05
Average common shares and equivalents outstanding:
Basic	53,497	53,039	43,380
Diluted	53,497	59,522	54,662

Dividends declared per common share:	$.02	$.02	$.02

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(All amounts in thousands)

	Year ended December 31,
	2014	2013	2012
Net income (loss)	$(130,425)	29,687	$105,638
Unrealized gain (loss) on investments, net of tax of $0, $0, and $(1,018), respectively	—	(3)	1,733
Noncash Titan Europe gain, net of tax of $0, $0, and $9,492, respectively	—	—	(17,208)
Currency translation adjustment, net	(63,424)	(24,287)	(7,191)
Pension liability adjustments, net of tax of $3,035, $(8,700), and $207, respectively	(5,129)	14,749	(642)
Comprehensive income (loss)	(198,978)	20,146	82,330
Net comprehensive loss attributable to redeemable and noncontrolling interests	(68,856)	(9,734)	(2,007)
Comprehensive income (loss) attributable to Titan	$(130,122)	$29,880	$84,337

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31,
	2014	2013
	(As restated)	(As restated)
Assets
Current assets
Cash and cash equivalents	$201,451	$189,360
Restricted cash	—	14,268
Accounts receivable (net of allowance of $5,706 and $5,287, respectively)	199,378	263,053
Inventories	331,432	384,920
Deferred income taxes	23,435	41,931
Prepaid and other current assets	80,234	114,346
Total current assets	835,930	1,007,878
Property, plant and equipment, net	527,414	638,807
Goodwill	—	42,075
Deferred income taxes	15,623	2,772
Other assets	116,757	129,699
Total assets	$1,495,724	$1,821,231

Liabilities
Current liabilities
Short-term debt	$26,233	$75,061
Accounts payable	146,305	176,719
Other current liabilities	129,018	134,791
Total current liabilities	301,556	386,571
Long-term debt	496,503	497,694
Deferred income taxes	18,582	60,985
Other long-term liabilities	89,025	77,945
Total liabilities	905,666	1,023,195
Commitments and contingencies: Notes 14, 31 and 32

Redeemable noncontrolling interest	71,192	89,155

Equity
Titan stockholders' equity
Common stock (no par, 120,000,000 shares authorized, 55,253,092 issued)	—	—
Additional paid-in capital	513,090	558,637
Retained earnings	126,007	207,541
Treasury stock (at cost, 1,504,064 and 1,692,220 shares, respectively)	(13,897)	(15,586)
Treasury stock reserved for deferred compensation	(1,075)	(1,075)
Accumulated other comprehensive loss	(112,630)	(61,794)
Total Titan stockholders’ equity	511,495	687,723
Noncontrolling interests	7,371	21,158
Total equity	518,866	708,881
Total liabilities and equity	$1,495,724	$1,821,231

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for contractual obligations	Accumulated other comprehensive income (loss)	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2012	42,205,681	380,332	67,053	(17,338)	(1,233)	(33,575)	395,239	1,640	396,879
Net income			107,231				107,231	(1,593)	105,638
CTA, net of tax						(6,777)	(6,777)	(414)	(7,191)
Pension liability adjustments, net of tax						(642)	(642)		(642)
Noncash Titan Europe gain, net of tax						(17,208)	(17,208)		(17,208)
Unrealized gain on investment, net of tax						1,733	1,733		1,733
Dividends on common stock			(877)				(877)		(877)
Exercise of stock options	71,910	288		646			934		934
Acquisitions	6,257,051	121,813					121,813	26,341	148,154
Consolidated joint venture							—	(229)	(229)
Stock-based compensation		4,087					4,087		4,087
Tax benefit related to stock-based compensation		184					184		184
Deferred compensation transactions		154			158		312		312
Issuance of treasury stock under 401(k) plan	27,562	341		247			588		588
Balance December 31, 2012	48,562,204	507,199	173,407	(16,445)	(1,075)	(56,469)	606,617	25,745	632,362
Net income *			35,205				35,205	(1,571)	33,634
CTA, net of tax *						(20,071)	(20,071)	(3,184)	(23,255)
Pension liability adjustments, net of tax						14,749	14,749		14,749
Unrealized loss on investment, net of tax						(3)	(3)		(3)
Dividends on common stock			(1,071)				(1,071)		(1,071)
Note conversion	4,903,044	45,903					45,903		45,903
Exercise of stock options	60,417	459		542			1,001		1,001
Acquisitions							—	168	168
Stock-based compensation		4,815					4,815		4,815
Tax benefit related to stock-based compensation		(68)					(68)		(68)
Issuance of treasury stock under 401(k) plan	35,207	329		317			646		646
Balance December 31, 2013 (As restated)	53,560,872	558,637	207,541	(15,586)	(1,075)	(61,794)	687,723	21,158	708,881
Net loss *			(80,461)				(80,461)	(12,320)	(92,781)
CTA, net of tax *						(44,554)	(44,554)	(1,467)	(46,021)
Pension liability adjustments, net of tax						(5,129)	(5,129)		(5,129)
Dividends on common stock			(1,073)				(1,073)		(1,073)
Restricted stock awards	139,250	(1,250)		1,250			—		—
Exercise of stock options	8,971	60		81			141		141
Acquisition of additional interest		(49)				(1,153)	(1,202)	—	(1,202)
Redemption value adjustment		(49,277)					(49,277)	—	(49,277)
Stock-based compensation		5,360					5,360		5,360
Tax benefit related to stock-based compensation		(672)					(672)		(672)
Issuance of treasury stock under 401(k) plan	39,935	281		358			639		639
Balance December 31, 2014 (As restated)	53,749,028	$513,090	$126,007	$(13,897)	$(1,075)	$(112,630)	$511,495	$7,371	$518,866

* Net income excludes a loss attributable to redeemable noncontrolling interest of $3,947 and $37,644 for 2013 and 2014, respectively. CTA excludes $(1,032) and $(17,403) related to redeemable noncontrolling interest for 2013 and 2014, respectively.
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

Earnings per share
Basic earnings per share (EPS) is computed by dividing consolidated net earnings applicable to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS is computed by dividing adjusted consolidated net earnings applicable to common shareholders by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding.  Potential common shares consist of outstanding options under the Company’s stock compensation plans and the conversion of the Company’s convertible notes.

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

3. ACQUISITIONS

Acquisition of Voltyre-Prom
On October 4, 2013, Titan, in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF), closed the acquisition of an 85% interest in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, for approximately $94.1 million, which includes the assumption of debt. Titan is acting as operating partner with responsibility for Voltyre-Prom's daily operations on behalf of the consortium of which Titan holds a 30% interest. This acquisition expanded Titan's footprint into the Commonwealth of Independent States (CIS) region. The fair value of the consideration transferred and noncontrolling interests exceeded the fair value of the identified assets acquired less liabilities assumed. Therefore, goodwill of $21.0 million was recorded on the transaction at the time of acquisition, which was not deductible for tax purposes. In the fourth quarter of 2014, the Company recorded a noncash goodwill impairment charge of $15.6 million for Voltyre-Prom which removed all goodwill related to this acquisition. The difference from the amount originally recorded was due to foreign currency translation. See Note 10 for additional information. An initial noncontrolling interest of $14.5 million, representing the 15% not owned by the partnership, was recorded at the acquisition date. In the first half of 2014, the partnership of Titan, OEP, and RDIF purchased an additional 15% to bring the total Voltyre-Prom ownership to 100% for the partnership. See Note 39 for additional information.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As the primary beneficiary of these variable interest entities (VIEs), the entities’ assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in “Net loss attributable to noncontrolling interests” in the consolidated condensed statements of operations and “Noncontrolling interests and redeemable noncontrolling interests” in the consolidated condensed balance sheets.

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

In July 2013, the Company entered into a Shareholders’ Agreement between One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF) to acquire Voltyre-Prom, a leading producer of agricultural and industrial tires located in Volgograd, Russia.  Mr. Richard M. Cashin, a director of the Company, is President of OEP which owns 26.1% of the joint venture.  The Shareholder’s agreement contains a settlement put option which may require the Company to purchase shares from OEP and RDIF at a value set by the agreement.  See note 39 for additional information.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information by geographic area.  Revenues from external customers were determined based on the location of the selling subsidiary.  Geographic information as of and for the years ended December 31, 2014, 2013 and 2012 was as follows (amounts in thousands):

2014	United States	Brazil	Other Countries	Consolidated Totals
Revenues from external customers	$904,097	$352,342	$639,088	$1,895,527
Long-lived assets	223,797	80,414	223,203	527,414
2013
Revenues from external customers	$1,159,061	$397,426	$607,108	$2,163,595
Long-lived assets	266,413	101,282	313,187	680,882
2012
Revenues from external customers	$1,356,264	$328,005	$136,409	$1,820,678
Long-lived assets	262,064	112,480	218,741	593,285

36. EARNINGS PER SHARE

Earnings per share for 2014, 2013 and 2012, are (amounts in thousands, except per share data):

	2014 (As restated)	2013	2012
Net income (loss) attributable to Titan	$(80,461)	$35,205	$107,231
Redemption value adjustment	(49,277)	—	—
Net income (loss) applicable to common shareholders	(129,738)	35,205	107,231
Effect of convertible notes	—	2,600	4,572
Net income (loss) applicable to common shareholders and assumed conversions	$(129,738)	$37,805	$111,803
Determination of Shares:
Weighted average shares outstanding (basic)	53,497	53,039	43,380
Effect of stock options/trusts	—	258	254
Effect of convertible notes	—	6,225	11,028
Weighted average shares outstanding (diluted)	53,497	59,522	54,662
Earnings per share:
Basic	$(2.43)	$0.66	$2.47
Diluted	$(2.43)	$0.64	$2.05

The effect of stock options/trusts has been excluded for 2014, as the effect would have been antidilutive. The weighted average share amount excluded was 0.2 million. The effect of convertible notes has been excluded for 2014, as the effect would have been antidilutive. The weighted average share amount excluded was 5.6 million shares.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

37. SUPPLEMENTARY DATA – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(All amounts in thousands, except per share data)

Quarter ended	March 31		June 30		September 30	December 31		Year ended December 31
2014
Net sales	$538,940		$523,731		$449,579	$383,277		$1,895,527
Gross profit	54,550		22,560	(a)	45,299	18,234		140,643
Titan net income (loss)	2,163		(20,511)	(a)	(9,067)	(53,046)	(b)	(80,461)
Per share amounts:
Basic (As restated)	.02		(.40)	(a)	(.47)	(1.58)	(b)	(2.43)	(c)
Diluted (As restated)	.02		(.40)	(a)	(.47)	(1.58)	(b)	(2.43)	(c)
2013
Net sales	$578,387		$593,291		$497,510	$494,407		$2,163,595
Gross profit	96,751		86,655		62,506	49,278		295,190
Titan net income (loss)	19,475	(d)	23,217	(e)	8,093	(15,580)	(f)	35,205
Per share amounts:
Basic	.38	(d)	.43	(e)	.15	(.29)	(f)	.66	(c)
Diluted	.34	(d)	.40	(e)	.15	(.29)	(f)	.64	(c)

(a)	Mining asset impairment and inventory writedown of $34.8 million was included in the quarter ended June 30, 2014.

(b)	Noncash goodwill impairment charge of $36.6 million was included in the quarter ended December 31, 2014.

(c)	As a result of changes in outstanding share balances and dilution factors, year-end per share amounts may not agree to the sum of the quarters.

(d)	Convertible debt conversion charge of $7.3 million was included in the quarter ended March 31, 2013.

(e)	Gain on earthquake insurance recovery of $22.5 million was included in the quarter ended June 30, 2013.

(f)	Loss on senior note repurchase of $22.7 million was included in the quarter ended December 31, 2013.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$879,982	$1,015,545	$—	$1,895,527
Cost of sales	927	800,310	953,647	—	1,754,884
Gross profit (loss)	(927)	79,672	61,898	—	140,643
Selling, general and administrative expenses	12,887	71,548	89,179	—	173,614
Research and development expenses	72	5,309	8,624	—	14,005
Royalty expense	—	7,620	6,458	—	14,078
Noncash goodwill impairment charge	—	—	36,571	—	36,571
Loss from operations	(13,886)	(4,805)	(78,934)	—	(97,625)
Interest expense	(32,783)	—	(3,781)	—	(36,564)
Intercompany interest income (expense)	6,416	2,346	(8,762)	—	—
Other income (expense)	4,258	14	(22,327)	—	(18,055)
Loss before income taxes	(35,995)	(2,445)	(113,804)	—	(152,244)
Benefit for income taxes	(12,765)	(374)	(8,680)	—	(21,819)
Equity in earnings of subsidiaries	(107,195)	—	(26,213)	133,408	—
Net income (loss)	(130,425)	(2,071)	(131,337)	133,408	(130,425)
Net loss noncontrolling interests	—	—	(49,964)	—	(49,964)
Net income (loss) attributable to Titan	$(130,425)	$(2,071)	$(81,373)	$133,408	$(80,461)

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,139,366	$1,024,229	$—	$2,163,595
Cost of sales	1,157	936,022	931,226	—	1,868,405
Gross profit (loss)	(1,157)	203,344	93,003	—	295,190
Selling, general and administrative expenses	9,608	73,196	84,567	—	167,371
Research and development expenses	(35)	5,563	5,637	—	11,165
Royalty expense	—	7,327	6,932	—	14,259
Income (loss) from operations	(10,730)	117,258	(4,133)	—	102,395
Interest expense	(38,761)	—	(8,359)	—	(47,120)
Convertible debt conversion charge	(7,273)	—	—	—	(7,273)
Loss on note repurchase	(22,734)	—	—	—	(22,734)
Gain on earthquake insurance	—	—	22,451	—	22,451
Intercompany interest income (expense)	7,488	2,024	(9,512)	—	—
Other income (expense)	4,189	(78)	2,904	—	7,015
Income (loss) before income taxes	(67,821)	119,204	3,351	—	54,734
Provision (benefit) for income taxes	(26,770)	42,528	9,289	—	25,047
Equity in earnings of subsidiaries	70,738	—	43,605	(114,343)	—
Net income (loss)	29,687	76,676	37,667	(114,343)	29,687
Net loss noncontrolling interests	—	—	(5,518)	—	(5,518)
Net income (loss) attributable to Titan	$29,687	$76,676	$43,185	$(114,343)	$35,205

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,325,145	$495,533	$—	$1,820,678
Cost of sales	1,065	1,051,447	474,027	—	1,526,539
Gross profit (loss)	(1,065)	273,698	21,506	—	294,139
Selling, general and administrative expenses	9,993	87,481	28,683	—	126,157
Research and development expenses	381	5,741	1,026	—	7,148
Royalty expense	—	7,029	5,231	—	12,260
Supply agreement termination income	—	—	(26,134)	—	(26,134)
Income (loss) from operations	(11,439)	173,447	12,700	—	174,708
Interest expense	(24,066)	—	(3,592)	—	(27,658)
Noncash Titan Europe gain	26,700	—	—	—	26,700
Gain on acquisition	11,678	—	—	—	11,678
Intercompany interest income (expense)	285	2,051	(2,336)	—	—
Other income (expense)	4,847	(716)	2,692	—	6,823
Income before income taxes	8,005	174,782	9,464	—	192,251
Provision for income taxes	19,327	60,488	6,798	—	86,613
Equity in earnings of subsidiaries	116,960	—	77,748	(194,708)	—
Net income (loss)	105,638	114,294	80,414	(194,708)	105,638
Net loss noncontrolling interests	—	—	—	(1,593)	(1,593)
Net income (loss) attributable to Titan	$105,638	$114,294	$80,414	$(193,115)	$107,231

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(130,425)	$(2,071)	$(131,337)	$133,408	$(130,425)
Currency translation adjustment, net	(63,424)	—	(63,424)	63,424	(63,424)
Pension liability adjustments, net of tax	(5,129)	(4,557)	(572)	5,129	(5,129)
Comprehensive income (loss)	(198,978)	(6,628)	(195,333)	201,961	(198,978)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(68,856)	—	(68,856)
Comprehensive income (loss) attributable to Titan	$(198,978)	$(6,628)	$(126,477)	$201,961	$(130,122)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$29,687	$76,676	$37,667	$(114,343)	$29,687
Unrealized gain (loss) on investments, net of tax	(3)	—	(3)	3	(3)
Currency translation adjustment, net	(24,287)	—	(24,287)	24,287	(24,287)
Pension liability adjustments, net of tax	14,749	11,472	3,277	(14,749)	14,749
Comprehensive income (loss)	20,146	88,148	16,654	(104,802)	20,146
Net comprehensive loss attributable to noncontrolling interests	—	—	(9,734)	—	(9,734)
Comprehensive income (loss) attributable to Titan	$20,146	$88,148	$26,388	$(104,802)	$29,880

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$105,638	$114,294	$80,414	$(194,708)	$105,638
Unrealized gain (loss) on investments, net of tax	1,733	—	1,733	(1,733)	1,733
Noncash Titan Europe gain, net of tax	(17,208)	—	(17,208)	17,208	(17,208)
Currency translation adjustment, net	(7,191)	—	(7,191)	7,191	(7,191)
Pension liability adjustments, net of tax	(642)	954	(1,596)	642	(642)
Comprehensive income (loss)	82,330	115,248	56,152	(171,400)	82,330
Net comprehensive loss attributable to noncontrolling interests	—	—	—	(2,007)	(2,007)
Comprehensive income (loss) attributable to Titan	$82,330	$115,248	$56,152	$(169,393)	$84,337

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(As restated)		(As restated)		(As restated)
Assets
Cash and cash equivalents	$129,985	$4	$71,462	$—	$201,451
Accounts receivable	(55)	63,645	135,788	—	199,378
Inventories	—	103,230	228,202	—	331,432
Prepaid and other current assets	26,803	21,105	55,761	—	103,669
Total current assets	156,733	187,984	491,213	—	835,930
Property, plant and equipment, net	7,590	160,318	359,506	—	527,414
Investment in subsidiaries	745,084	—	109,768	(854,852)	—
Other assets	51,381	827	80,172	—	132,380
Total assets	$960,788	$349,129	$1,040,659	$(854,852)	$1,495,724
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$26,233	$—	$26,233
Accounts payable	1,795	10,876	133,634	—	146,305
Other current liabilities	28,519	45,291	55,208	—	129,018
Total current liabilities	30,314	56,167	215,075	—	301,556
Long-term debt	460,161	—	36,342	—	496,503
Other long-term liabilities	15,244	20,867	71,496	—	107,607
Intercompany accounts	(56,426)	(228,307)	284,733	—	—
Redeemable noncontrolling interest	—	—	71,192	—	71,192
Titan stockholders' equity	511,495	500,402	354,450	(854,852)	511,495
Noncontrolling interests	—	—	7,371	—	7,371
Total liabilities and stockholders’ equity	$960,788	$349,129	$1,040,659	$(854,852)	$1,495,724

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(As restated)		(As restated)
Assets
Cash and cash equivalents	$81,472	$4	$107,884	$—	$189,360
Restricted cash	—	—	14,268	—	14,268
Accounts receivable	—	89,259	173,794	—	263,053
Inventories	—	129,113	255,807	—	384,920
Prepaid and other current assets	80,876	20,416	54,985	—	156,277
Total current assets	162,348	238,792	606,738	—	1,007,878
Property, plant and equipment, net	9,885	206,928	421,994	—	638,807
Investment in subsidiaries	884,222	—	141,752	(1,025,974)	—
Other assets	34,259	387	139,900	—	174,546
Total assets	$1,090,714	$446,107	$1,310,384	$(1,025,974)	$1,821,231
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$75,061	$—	$75,061
Accounts payable	368	12,525	163,826	—	176,719
Other current liabilities	15,278	58,001	61,512	—	134,791
Total current liabilities	15,646	70,526	300,399	—	386,571
Long-term debt	460,161	—	37,533	—	497,694
Other long-term liabilities	40,658	15,571	82,701	—	138,930
Intercompany accounts	(113,474)	(147,529)	261,003	—	—
Redeemable noncontrolling interest	—	—	89,155	—	89,155
Titan stockholders’ equity	687,723	507,539	518,435	(1,025,974)	687,723
Noncontrolling interests	—	—	21,158	—	21,158
Total liabilities and stockholders’ equity	$1,090,714	$446,107	$1,310,384	$(1,025,974)	$1,821,231

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$51,113	$7,977	$54,982	$114,072
Cash flows from investing activities:
Capital expenditures	(914)	(8,584)	(48,941)	(58,439)
Acquisition of additional interest	(49)	—	(13,346)	(13,395)
Decrease in restricted cash deposits	—	—	14,268	14,268
Other, net	—	607	4,437	5,044
Net cash used for investing activities	(963)	(7,977)	(43,582)	(52,522)
Cash flows from financing activities:
Proceeds from borrowings	—	—	15,708	15,708
Payment on debt	—	—	(60,345)	(60,345)
Proceeds from exercise of stock options	141	—	—	141
Excess tax benefit from stock options exercised	(672)	—	—	(672)
Payment of financing fees	(33)	—	—	(33)
Dividends paid	(1,073)	—	—	(1,073)
Net cash used for financing activities	(1,637)	—	(44,637)	(46,274)
Effect of exchange rate change on cash	—	—	(3,185)	(3,185)
Net increase (decrease) in cash and cash equivalents	48,513	—	(36,422)	12,091
Cash and cash equivalents, beginning of period	81,472	4	107,884	189,360
Cash and cash equivalents, end of period	$129,985	$4	$71,462	$201,451

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(175,810)	$28,834	$263,625	$116,649
Cash flows from investing activities:
Capital expenditures	(6,290)	(29,087)	(44,754)	(80,131)
Acquisitions, net of cash acquired	—	—	(95,681)	(95,681)
Additional equity investment in Wheels India	—	—	(8,017)	(8,017)
Increase in restricted cash deposits	—	—	(14,473)	(14,473)
Insurance proceeds	—	—	2,879	2,879
Other, net	—	253	2,091	2,344
Net cash used for investing activities	(6,290)	(28,834)	(157,955)	(193,079)
Cash flows from financing activities:
Proceeds from borrowings	745,313	—	43,391	788,704
Repurchase of senior notes	(558,360)	—	—	(558,360)
Payment on debt	—	—	(200,721)	(200,721)
Convertible note conversion	(14,090)	—	—	(14,090)
Capital contribution from noncontrolling interest	—	—	79,592	79,592
Proceeds from exercise of stock options	1,001	—	—	1,001
Excess tax benefit from stock options	(68)	—	—	(68)
Payment of financing fees	(12,332)	—	—	(12,332)
Dividends paid	(1,046)	—	—	(1,046)
Net cash provided by (used for) financing activities	160,418	—	(77,738)	82,680
Effect of exchange rate change on cash	—	—	(6,004)	(6,004)
Net increase (decrease) in cash and cash equivalents	(21,682)	—	21,928	246
Cash and cash equivalents, beginning of period	103,154	4	85,956	189,114
Cash and cash equivalents, end of period	$81,472	$4	$107,884	$189,360

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2012
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(14,959)	$35,327	$109,800	$130,168
Cash flows from investing activities:
Capital expenditures	(6,931)	(36,025)	(22,784)	(65,740)
Acquisition, net of cash acquired	780	—	—	780
Other, net	—	698	368	1,066
Net cash used for investing activities	(6,151)	(35,327)	(22,416)	(63,894)
Cash flows from financing activities:
Proceeds from borrowings	—	—	17,171	17,171
Payment of debt	—	—	(20,811)	(20,811)
Proceeds from exercise of stock options	934	—	—	934
Excess tax benefit from stock options	184	—	—	184
Payment of financing fees	(1,275)	—	—	(1,275)
Dividends paid	(845)	—	—	(845)
Net cash used for financing activities	(1,002)	—	(3,640)	(4,642)
Effect of exchange rate change on cash	—	—	(1,688)	(1,688)
Net increase (decrease) in cash and cash equivalents	(22,112)	—	82,056	59,944
Cash and cash equivalents, beginning of period	125,266	4	3,900	129,170
Cash and cash equivalents, end of period	$103,154	$4	$85,956	$189,114

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

39. REDEEMABLE NONCONTROLLING INTEREST

The Company has a shareholders’ agreement with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF) which was used for the acquisition of Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia. The agreement contains a settlement put option which is exercisable beginning in July of 2018 and may require Titan to purchase the shares of OEP and RDIF at a value set by the agreement.
The redemption features of the settlement put option are not solely within the Company’s control and the noncontrolling interest is presented as redeemable noncontrolling interest separately from Total equity in the Consolidated Balance Sheet at the redemption value of the settlement put option. If the redemption value is greater than carrying value of the noncontrolling interest, the increase is adjusted directly to retained earnings, or additional paid-in capital if there are no available retained earnings applicable to the redeemable noncontrolling interest.
The following is a reconciliation of redeemable noncontrolling interest as of December 31, 2014 and 2013 (amounts in thousands):

Balance at January 1, 2013	—
Acquisition of redeemable noncontrolling interest	$94,134
Loss attributable to redeemable noncontrolling interest	(3,947)
Currency translation	(1,032)
Balance at December 31, 2013	$89,155
Purchase of subsidiary shares	(12,193)
Loss attributable to redeemable noncontrolling interest	(37,644)
Currency translation	(17,403)
Redemption value adjustment	49,277
Balance at December 31, 2014	$71,192

This obligation approximates the cost if all remaining shares were purchased by the Company on December 31, 2014, and is presented in the Consolidated Balance Sheet in redeemable noncontrolling interest, which is treated as mezzanine equity.

40. RESTATEMENT

In November 2015, the Company identified errors in the accounting for the shareholders' agreement and related redeemable noncontrolling interest in the Company’s investment in Voltyre-Prom. The Company's Russian shareholders' agreement contains a settlement put option which may require Titan to purchase the shares of the minority shareholders at a value set by the agreement. The Company did not correctly classify redeemable noncontrolling interest on the balance sheet as mezzanine equity, which is presented below liabilities and above equity. As the redeemable noncontrolling interest balance exceeds the carrying value of the investment, there is a reclassification of additional paid-in capital to mezzanine equity and a correction in the earnings per share calculation. Accordingly, the Company is restating its earnings per share for the year ended December 31, 2014, and its consolidated balance sheet and consolidated statement of changes in equity as of December 31, 2014 and 2013. The corrections had no other effect on the Consolidated Statement of Operations.
The following table summarizes the restatement adjustments of the Company’s earnings per share for the year ended December 31, 2014:

	Year ended December 31, 2014
	As reported	Adjustment	As restated
Loss per common share:
Basic	$(1.50)	$(0.93)	$(2.43)
Diluted	$(1.50)	$(0.93)	$(2.43)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table (unaudited) summarizes the restatement adjustments of the Company’s earnings per share for the quarters in the year ended December 31, 2014:

	Quarter ended				Year ended
	March 31	June 30	September 30	December 31	December 31
	Unaudited	Unaudited	Unaudited	Unaudited
Basic income (loss) per common share - as reported	$0.04	$(0.38)	$(0.17)	$(0.99)	$(1.50)
Basic income (loss) per common share - as restated	$0.02	$(0.40)	$(0.47)	$(1.58)	$(2.43)
Adjustment	$(0.02)	$(0.02)	$(0.30)	$(0.59)	$(0.93)

Diluted income (loss) per common share - as reported	$0.04	$(0.38)	$(0.17)	$(0.99)	$(1.50)
Diluted income (loss) per common share - as restated	$0.02	$(0.40)	$(0.47)	$(1.58)	$(2.43)
Adjustment	$(0.02)	$(0.02)	$(0.30)	$(0.59)	$(0.93)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the restatement adjustments on the Company’s Consolidated Balance Sheet as of December 31, 2014 (amounts in thousands):

	Consolidated Balance Sheet
	December 31, 2014
	As reported	Adjustment	As restated
Assets
Current Assets
Cash and cash equivalents	$201,451	$—	$201,451
Accounts receivable	199,378	—	199,378
Inventories	331,432	—	331,432
Deferred income taxes	23,435	—	23,435
Prepaid and other current assets	80,234	—	80,234
Total current assets	835,930	—	835,930
Property, plant and equipment, net	527,414	—	527,414
Deferred income taxes	15,623	—	15,623
Other assets	116,757	—	116,757
Total assets	$1,495,724	$—	$1,495,724
Liabilities
Current Liabilities
Short-term debt	$26,233	$—	$26,233
Accounts payable	146,305	—	146,305
Other current liabilities	129,018	—	129,018
Total current liabilities	301,556	—	301,556
Long-term debt	496,503	—	496,503
Deferred income taxes	18,582	—	18,582
Other long-term liabilities	89,025	—	89,025
Total liabilities	905,666	—	905,666
Redeemable noncontrolling interest	—	71,192	71,192
Equity
Titan stockholders' equity
Common stock	—	—	—
Additional paid-in capital	562,367	(49,277)	513,090
Retained earnings	126,007	—	126,007
Treasury stock	(13,897)	—	(13,897)
Treasury stock reserved for deferred comp	(1,075)	—	(1,075)
Accumulated other comprehensive loss	(112,630)	—	(112,630)
Total Titan stockholders' equity	560,772	(49,277)	511,495
Noncontrolling interests	29,286	(21,915)	7,371
Total equity	590,058	(71,192)	518,866
Total liabilities and equity	$1,495,724	$—	$1,495,724

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the restatement adjustments on the Company’s Consolidated Balance Sheet as of December 31, 2013 (amounts in thousands):

	Consolidated Balance Sheet
	December 31, 2013
	As reported	Adjustment	As restated
Assets
Current Assets
Cash and cash equivalents	$189,360	$—	$189,360
Restricted cash	14,268	—	14,268
Accounts receivable	263,053	—	263,053
Inventories	384,920	—	384,920
Deferred income taxes	41,931	—	41,931
Prepaid and other current assets	114,346	—	114,346
Total current assets	1,007,878	—	1,007,878
Property, plant and equipment, net	638,807	—	638,807
Goodwill	42,075	—	42,075
Deferred income taxes	2,772	—	2,772
Other assets	129,699	—	129,699
Total assets	$1,821,231	$—	$1,821,231
Liabilities
Current Liabilities
Short-term debt	$75,061	$—	$75,061
Accounts payable	176,719	—	176,719
Other current liabilities	134,791	—	134,791
Total current liabilities	386,571	—	386,571
Long-term debt	497,694	—	497,694
Deferred income taxes	60,985	—	60,985
Other long-term liabilities	77,945	—	77,945
Total liabilities	1,023,195	—	1,023,195
Redeemable noncontrolling interest	—	89,155	89,155
Equity
Titan stockholders' equity
Common stock	—	—	—
Additional paid-in capital	558,637	—	558,637
Retained earnings	207,541	—	207,541
Treasury stock	(15,586)	—	(15,586)
Treasury stock reserved for deferred comp	(1,075)	—	(1,075)
Accumulated other comprehensive loss	(61,794)	—	(61,794)
Total Titan stockholders' equity	687,723	—	687,723
Noncontrolling interests	110,313	(89,155)	21,158
Total equity	798,036	(89,155)	708,881
Total liabilities and equity	$1,821,231	$—	$1,821,231

TITAN INTERNATIONAL, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2014
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$5,287,000	$536,000	$(117,000)	$5,706,000

Year ended December 31, 2013
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$5,130,000	$2,984,000	$(2,827,000)	$5,287,000

Year ended December 31, 2012
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$4,204,000	$1,240,000	$(314,000)	$5,130,000

S- 1