Form 10-Q/A
period 2015-03-31
TITAN INTERNATIONAL INC
filed 2015-11-06
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12936

TITAN INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3228472
(State of Incorporation)	(I.R.S. Employer Identification No.)
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A amends the Titan International, Inc. (Titan or the Company) quarterly report on Form 10-Q for the period ended March 31, 2015, which was originally filed with the Securities and Exchange Commission (SEC) on April 30, 2015. This Form 10-Q/A is being filed to restate the financial statements to correct the classification of redeemable noncontrolling interest in the Company's investment in Voltre-Prom to mezzanine equity. The Company’s Russian shareholders' agreement contains a settlement put option which may require Titan to purchase the shares of the minority shareholders at a value set by the agreement. As the redeemable noncontrolling interest balance exceeds the carrying value of the investment, this restatement also contains a reclassification of additional paid-in capital to mezzanine equity and a correction in the earnings per share calculation. The corrections to earnings per share did not affect revenues, operating expenses, net income or cash flows. A more detailed description of the restatements made to the financial statements is provided in Note 23 to the consolidated condensed financial statements included in this report. In addition to the restatement of the period ended March 31, 2015, this Form 10-Q/A includes a restatement of the period ended March 31, 2014, and the balance at December 31, 2014.
For the convenience of the reader, this Form 10-Q/A sets forth the Company’s original Form 10-Q as filed with the SEC on April 30, 2015, in its entirety, as amended by, and to reflect, the restatement. No attempt has been made in the Form 10-Q/A to update other disclosures presented in the original Form 10-Q, except as required to reflect the effects of the restatement. Accordingly, this Form 10-Q/A should be read in conjunction with Titan’s filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of this restatement:

•	Part I, Item 1, Financial Statements

•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 1A, Risk Factors

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended
	March 31,
	2015	2014
	(As restated)	(As restated)
Net sales	$402,059	$538,940
Cost of sales	359,265	484,390
Gross profit	42,794	54,550
Selling, general and administrative expenses	35,674	46,835
Research and development expenses	3,086	3,710
Royalty expense	3,225	3,741
Income from operations	809	264
Interest expense	(8,756)	(9,259)
Other income	8,283	516
Income (loss) before income taxes	336	(8,479)
Provision (benefit) for income taxes	1,396	(3,351)
Net loss	(1,060)	(5,128)
Net loss attributable to noncontrolling interests	(1,292)	(7,291)
Net income attributable to Titan	$232	$2,163

Earnings per common share:
Basic	$(.05)	$.02
Diluted	$(.05)	$.02
Average common shares and equivalents outstanding:
Basic	53,663	53,470
Diluted	53,663	53,774

Dividends declared per common share:	$.005	$.005

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	March 31,
	2015	2014
Net loss	$(1,060)	$(5,128)
Currency translation adjustment, net	(45,386)	388
Pension liability adjustments, net of tax of $(100) and $(383), respectively	9	717
Comprehensive loss	(46,437)	(4,023)
Net comprehensive loss attributable to redeemable and noncontrolling interests	(3,013)	(12,183)
Comprehensive income (loss) attributable to Titan	$(43,424)	$8,160

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except share data)

	March 31,	December 31,
	2015	2014
	(As restated)	(As restated)
Assets
Current assets
Cash and cash equivalents	$190,551	$201,451
Accounts receivable, net	239,468	199,378
Inventories	307,318	331,432
Deferred income taxes	22,175	23,435
Prepaid and other current assets	74,092	80,234
Total current assets	833,604	835,930
Property, plant and equipment, net	482,593	527,414
Deferred income taxes	14,497	15,623
Other assets	111,781	116,757
Total assets	$1,442,475	$1,495,724

Liabilities
Current liabilities
Short-term debt	$29,753	$26,233
Accounts payable	152,923	146,305
Other current liabilities	134,409	129,018
Total current liabilities	317,085	301,556
Long-term debt	493,768	496,503
Deferred income taxes	5,148	18,582
Other long-term liabilities	83,089	89,025
Total liabilities	899,090	905,666

Redeemable noncontrolling interest	72,630	71,192

Equity
Titan stockholders' equity
Common stock (no par, 120,000,000 shares authorized, 55,253,092 issued)	—	—
Additional paid-in capital	510,110	513,090
Retained earnings	125,970	126,007
Treasury stock (at cost, 1,490,076 and 1,504,064 shares, respectively)	(13,772)	(13,897)
Treasury stock reserved for deferred compensation	(1,075)	(1,075)
Accumulated other comprehensive loss	(156,260)	(112,630)
Total Titan stockholders’ equity	464,973	511,495
Noncontrolling interests	5,782	7,371
Total equity	470,755	518,866
Total liabilities and equity	$1,442,475	$1,495,724

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2015 (As restated)	53,749,028	$513,090	$126,007	$(13,897)	$(1,075)	$(112,630)	$511,495	$7,371	$518,866
Net income (loss) *			232				232	(1,441)	(1,209)
Currency translation adjustment, net of tax *						(43,665)	(43,665)	(80)	(43,745)
Pension liability adjustments, net of tax						9	9		9
Dividends on common stock			(269)				(269)		(269)
Dissolution of subsidiary						26	26	(68)	(42)
Redemption value adjustment		(2,930)					(2,930)	—	(2,930)
Stock-based compensation		312					312		312
Tax benefit related to stock-based compensation		(388)					(388)		(388)
Issuance of treasury stock under 401(k) plan	13,988	26		125			151		151
Balance March 31, 2015 (As restated)	53,763,016	$510,110	$125,970	$(13,772)	$(1,075)	$(156,260)	$464,973	$5,782	$470,755

* Net income excludes $149 of net income attributable to redeemable noncontrolling interest. Currency translation adjustment excludes $(1,641) of currency translation related to redeemable noncontrolling interest.

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

15. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended
	March 31,
	2015	2014
	(As restated)	(As restated)
Net income attributable to Titan	$232	$2,163
Redemption value adjustment	(2,930)	(1,018)
Net income (loss) applicable to common shareholders	$(2,698)	$1,145
Determination of Shares:
Weighted average shares outstanding (basic)	53,663	53,470
Effect of stock options/trusts	—	304
Weighted average shares outstanding (diluted)	53,663	53,774
Earnings per share:
Basic	(0.05)	0.02
Diluted	(0.05)	0.02

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

In July 2013, the Company entered into a Shareholders’ Agreement between One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF) to acquire Voltyre-Prom, a leading producer of agricultural and industrial tires located in Volgograd, Russia.  Mr. Richard M. Cashin, a director of the Company, is President of OEP which owns 26.1% of the joint venture.  The Shareholder’s agreement contains a settlement put option which may require the Company to purchase shares from OEP and RDIF at a value set by the agreement.  See note 22 for additional information.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended March 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$193,973	$208,086	$—	$402,059
Cost of sales	231	167,951	191,083	—	359,265
Gross profit (loss)	(231)	26,022	17,003	—	42,794
Selling, general and administrative expenses	2,634	15,379	17,661	—	35,674
Research and development expenses	—	1,000	2,086	—	3,086
Royalty expense	—	1,924	1,301	—	3,225
Income (loss) from operations	(2,865)	7,719	(4,045)	—	809
Interest expense	(8,115)	—	(641)	—	(8,756)
Intercompany interest income (expense)	142	—	(142)	—	—
Other income (expense)	5,397	(379)	3,265	—	8,283
Income (loss) before income taxes	(5,441)	7,340	(1,563)	—	336
Provision (benefit) for income taxes	2,389	2,693	(3,686)	—	1,396
Equity in earnings of subsidiaries	6,770	—	(163)	(6,607)	—
Net income (loss)	(1,060)	4,647	1,960	(6,607)	(1,060)
Net loss noncontrolling interests	—	—	(1,292)	—	(1,292)
Net income (loss) attributable to Titan	$(1,060)	$4,647	$3,252	$(6,607)	$232

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended March 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$263,958	$274,982	$—	$538,940
Cost of sales	210	228,239	255,941	—	484,390
Gross profit (loss)	(210)	35,719	19,041	—	54,550
Selling, general and administrative expenses	1,644	18,990	26,201	—	46,835
Research and development expenses	—	2,153	1,557	—	3,710
Royalty expense	—	1,848	1,893	—	3,741
Income (loss) from operations	(1,854)	12,728	(10,610)	—	264
Interest expense	(8,262)	—	(997)	—	(9,259)
Intercompany interest income (expense)	1,684	—	(1,684)	—	—
Other income (expense)	342	(55)	229	—	516
Income (loss) before income taxes	(8,090)	12,673	(13,062)	—	(8,479)
Provision (benefit) for income taxes	(6,040)	4,810	(2,121)	—	(3,351)
Equity in earnings of subsidiaries	(3,078)	—	(877)	3,955	—
Net income (loss)	(5,128)	7,863	(11,818)	3,955	(5,128)
Net loss noncontrolling interests	—	—	(7,291)	—	(7,291)
Net income (loss) attributable to Titan	$(5,128)	$7,863	$(4,527)	$3,955	$2,163

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Three Months Ended March 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1,060)	$4,647	$1,960	$(6,607)	$(1,060)
Currency translation adjustment, net	(45,386)	—	(45,386)	45,386	(45,386)
Pension liability adjustments, net of tax	9	427	(418)	(9)	9
Comprehensive income (loss)	(46,437)	5,074	(43,844)	38,770	(46,437)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(3,013)	—	(3,013)
Comprehensive income (loss) attributable to Titan	$(46,437)	$5,074	$(40,831)	$38,770	$(43,424)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Three Months Ended March 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(5,128)	$7,863	$(11,818)	$3,955	$(5,128)
Currency translation adjustment, net	388	—	388	(388)	388
Pension liability adjustments, net of tax	717	450	267	(717)	717
Comprehensive income (loss)	(4,023)	8,313	(11,163)	2,850	(4,023)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(12,183)	—	(12,183)
Comprehensive income (loss) attributable to Titan	$(4,023)	$8,313	$1,020	$2,850	$8,160

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets March 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(As restated)		(As restated)		(As restated)
Assets
Cash and cash equivalents	$138,935	$45	$51,571	$—	$190,551
Accounts receivable, net	—	87,364	152,104	—	239,468
Inventories	—	102,542	204,776	—	307,318
Prepaid and other current assets	22,889	18,082	55,296	—	96,267
Total current assets	161,824	208,033	463,747	—	833,604
Property, plant and equipment, net	7,403	153,916	321,274	—	482,593
Investment in subsidiaries	705,156	—	110,226	(815,382)	—
Other assets	50,522	1,227	74,529	—	126,278
Total assets	$924,905	$363,176	$969,776	$(815,382)	$1,442,475
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$29,753	$—	$29,753
Accounts payable	1,381	18,674	132,868	—	152,923
Other current liabilities	35,622	45,250	53,537	—	134,409
Total current liabilities	37,003	63,924	216,158	—	317,085
Long-term debt	460,161	—	33,607	—	493,768
Other long-term liabilities	11,765	19,892	56,580	—	88,237
Intercompany accounts	(48,997)	(226,046)	275,043	—	—
Redeemable noncontrolling interest	—	—	72,630	—	72,630
Titan stockholders' equity	464,973	505,406	309,976	(815,382)	464,973
Noncontrolling interests	—	—	5,782	—	5,782
Total liabilities and stockholders’ equity	$924,905	$363,176	$969,776	$(815,382)	$1,442,475

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(As restated)		(As restated)		(As restated)
Assets
Cash and cash equivalents	$129,985	$4	$71,462	$—	$201,451
Accounts receivable, net	(55)	63,645	135,788	—	199,378
Inventories	—	103,230	228,202	—	331,432
Prepaid and other current assets	26,803	21,105	55,761	—	103,669
Total current assets	156,733	187,984	491,213	—	835,930
Property, plant and equipment, net	7,590	160,318	359,506	—	527,414
Investment in subsidiaries	745,084	—	109,768	(854,852)	—
Other assets	51,381	827	80,172	—	132,380
Total assets	$960,788	$349,129	$1,040,659	$(854,852)	$1,495,724
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$26,233	$—	$26,233
Accounts payable	1,795	10,876	133,634	—	146,305
Other current liabilities	28,519	45,291	55,208	—	129,018
Total current liabilities	30,314	56,167	215,075	—	301,556
Long-term debt	460,161	—	36,342	—	496,503
Other long-term liabilities	15,244	20,867	71,496	—	107,607
Intercompany accounts	(56,426)	(228,307)	284,733	—	—
Redeemable noncontrolling interest	—	—	71,192	—	71,192
Titan stockholders' equity	511,495	500,402	354,450	(854,852)	511,495
Noncontrolling interests	—	—	7,371	—	7,371
Total liabilities and stockholders’ equity	$960,788	$349,129	$1,040,659	$(854,852)	$1,495,724

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Three Months Ended March 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$9,788	$1,481	$(18,236)	$(6,967)
Cash flows from investing activities:
Capital expenditures	(181)	(1,456)	(9,782)	(11,419)
Other, net	—	16	2,318	2,334
Net cash used for investing activities	(181)	(1,440)	(7,464)	(9,085)
Cash flows from financing activities:
Proceeds from borrowings	—	—	11,102	11,102
Payment on debt	—	—	(1,456)	(1,456)
Excess tax benefit from stock-based compensation	(388)	—	—	(388)
Dividends paid	(269)	—	—	(269)
Net cash provided by (used for) financing activities	(657)	—	9,646	8,989
Effect of exchange rate change on cash	—	—	(3,837)	(3,837)
Net increase (decrease) in cash and cash equivalents	8,950	41	(19,891)	(10,900)
Cash and cash equivalents, beginning of period	129,985	4	71,462	201,451
Cash and cash equivalents, end of period	$138,935	$45	$51,571	$190,551

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Three Months Ended March 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$9,782	$737	$7,472	$17,991
Cash flows from investing activities:
Capital expenditures	(120)	(3,486)	(13,148)	(16,754)
Acquisition of additional interest	(25)	—	(12,651)	(12,676)
Decrease in restricted cash deposits	—	—	14,188	14,188
Other, net	—	2,754	524	3,278
Net cash used for investing activities	(145)	(732)	(11,087)	(11,964)
Cash flows from financing activities:
Proceeds from borrowings	—	—	6,945	6,945
Payment on debt	—	—	(4,248)	(4,248)
Proceeds from exercise of stock options	20	—	—	20
Excess tax benefit from stock-based compensation	(2)	—	—	(2)
Payment of financing fees	(33)	—	—	(33)
Dividends paid	(268)	—	—	(268)
Net cash provided by (used for) financing activities	(283)	—	2,697	2,414
Effect of exchange rate change on cash	—	—	2,293	2,293
Net increase in cash and cash equivalents	9,354	5	1,375	10,734
Cash and cash equivalents, beginning of period	81,472	4	107,884	189,360
Cash and cash equivalents, end of period	$90,826	$9	$109,259	$200,094

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

22. REDEEMABLE NONCONTROLLING INTEREST

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

The following is a reconciliation of redeemable noncontrolling interest as of March 31, 2015 and 2014 (amounts in thousands):

	2015	2014
Balance at January 1	$71,192	$89,155
Purchase of subsidiary shares	—	(11,557)
Income (loss) attributable to redeemable noncontrolling interest	149	(7,079)
Currency translation	(1,641)	(4,470)
Redemption value adjustment	2,930	1,018
Balance at March 31	$72,630	$67,067

This obligation approximates the cost if all remaining shares were purchased by the Company on March 31, 2015, and is presented in the Consolidated Condensed Balance Sheet in redeemable noncontrolling interest, which is treated as mezzanine equity.
23. RESTATEMENT

In November 2015, the Company identified errors in the accounting for the shareholders' agreement and related redeemable noncontrolling interest in the Company’s investment in Voltyre-Prom. The Company did not correctly classify redeemable noncontrolling interest on the balance sheet as mezzanine equity, which is presented below liabilities and above equity. As the redeemable noncontrolling interest balance exceeds the carrying value of the investment, there is a reclassification of additional paid-in capital to mezzanine equity and a correction in the earnings per share calculation. Accordingly, the Company is restating its earnings per share for the three months ended March 31, 2015 and 2014, and its consolidated balance sheet as of March 31, 2015, and December 31, 2014. The corrections had no other effect on the Consolidated Statement of Operations.
The following table (unaudited) summarizes the restatement adjustments of the Company’s earnings per share for the three months ended March 31, 2015 and 2014:

	Three months ended
	March 31,	March 31,
	2015	2014
Basic income (loss) per common share - as reported	$—	0.04
Basic income (loss) per common share - as restated	$(0.05)	$0.02
Adjustment	$(0.05)	$(0.02)

Diluted income (loss) per common share - as reported	$—	0.04
Diluted income (loss) per common share - as restated	$(0.05)	$0.02
Adjustment	$(0.05)	$(0.02)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table summarizes the restatement adjustments on the Company’s Consolidated Condensed Balance Sheet (unaudited) as of March 31, 2015 (amounts in thousands):

	Consolidated Balance Sheet
	March 31, 2015
	As reported	Adjustment	As restated
Assets
Current Assets
Cash and cash equivalents	190,551	—	190,551
Accounts receivable	239,468	—	239,468
Inventories	307,318	—	307,318
Deferred income taxes	22,175	—	22,175
Prepaid and other current assets	74,092	—	74,092
Total current assets	833,604	—	833,604
Property, plant and equipment, net	482,593	—	482,593
Deferred income taxes	14,497	—	14,497
Other assets	111,781	—	111,781
Total assets	$1,442,475	$—	$1,442,475
Liabilities
Current Liabilities
Short-term debt	$29,753	$—	$29,753
Accounts payable	152,923	—	152,923
Other current liabilities	134,409	—	134,409
Total current liabilities	317,085	—	317,085
Long-term debt	493,768	—	493,768
Deferred income taxes	5,148	—	5,148
Other long-term liabilities	83,089	—	83,089
Total liabilities	899,090	—	899,090
Redeemable noncontrolling interest	—	72,630	72,630
Equity
Titan stockholders' equity
Common stock	—	—	—
Additional paid-in capital	562,317	(52,207)	510,110
Retained earnings	125,970	—	125,970
Treasury stock	(13,772)	—	(13,772)
Treasury stock reserved for deferred comp	(1,075)	—	(1,075)
Accumulated other comprehensive loss	(156,260)	—	(156,260)
Total Titan stockholders' equity	517,180	(52,207)	464,973
Noncontrolling interests	26,205	(20,423)	5,782
Total equity	543,385	(72,630)	470,755
Total liabilities and equity	$1,442,475	$—	$1,442,475

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company's gross profit was $42.8 million, or 10.6% of net sales, for the first quarter of 2015, compared to $54.6 million, or 10.1% of net sales, in 2014. Income from operations was $0.8 million for the first quarter of 2015, compared to $0.3 million in 2014. Net loss was $1.1 million for the first quarter of 2015, compared to $5.1 million in 2014. Basic earnings per share (as restated) was $(.05) in the first quarter of 2015, compared to $.02 in 2014. Decreased demand for high horsepower agricultural equipment, driven by a cyclical downturn, negatively impacted gross profit. Generally, there are higher margins associated with this product category. The lower market demand also drove competitive pressures that further deteriorated both sales and gross margin in the agricultural segment. Lost fixed cost leverage and reduced productivity in the manufacturing facilities are also consequences of lower sales and production volumes. In the earthmoving/construction segment, sales were lower in the first quarter of 2015, compared to 2014. However, gross margin and income from operations were substantially improved. This was driven by increased productivity and reduced costs.

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

Net loss for the first quarter of March 31, 2015, was $1.1 million, compared to $5.1 million in 2014. For the quarters ended March 31, 2015 and 2014, basic earnings per share (as restated) were $(.05) and $.02, respectively, and diluted earnings per share (as restated) were $(.05) and $.02, respectively. The Company's net loss and earnings per share were lower due to the items previously discussed.

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

Item 1A. Risk Factors

See the Company's 2014 Annual Report filed on Form 10-K/A (Item 1A) filed on November 6, 2015. There has been no material change in this information.

Item 6. Exhibits

10.1 (a)	Trademark License Agreement dated April 1, 2011 by and among The Goodyear Tire & Rubber Company, Goodyear Canada Inc., and Titan International, Inc. *

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

(a) Incorporated by reference to the same numbered exhibit contained in the Company's Form 10-Q for the quarterly period ended March 31, 2015 (No 1-12936) filed on April 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	November 5, 2015	By:	/s/ JOHN HRUDICKA
John Hrudicka
Chief Financial Officer (Principal Financial Officer)