Form 10-Q/A
period 2015-06-30
TITAN INTERNATIONAL INC
filed 2015-11-06
CIK 899751

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A amends the Titan International, Inc. (Titan or the Company) quarterly report on Form 10-Q for the period ended June 30, 2015, which was originally filed with the Securities and Exchange Commission (SEC) on July 29, 2015. This Form 10-Q/A is being filed to restate the financial statements to correct the classification of redeemable noncontrolling interest in the Company's investment in Voltre-Prom to mezzanine equity. The Company’s Russian shareholders' agreement contains a settlement put option which may require Titan to purchase the shares of the minority shareholders at a value set by the agreement. As the redeemable noncontrolling interest balance exceeds the carrying value of the investment, this restatement also contains a reclassification of additional paid-in capital to mezzanine equity and a correction in the earnings per share calculation. The corrections to earnings per share did not affect revenues, operating expenses, net income or cash flows. A more detailed description of the restatements made to the financial statements is provided in Note 24 to the consolidated condensed financial statements included in this report. In addition to the restatement of the period ended June 30, 2015, this Form 10-Q/A includes a restatement of the period ended June 30, 2014, and the balance at December 31, 2014.
For the convenience of the reader, this Form 10-Q/A sets forth the Company’s original Form 10-Q as filed with the SEC on July 29, 2015, in its entirety, as amended by, and to reflect, the restatement. No attempt has been made in the Form 10-Q/A to update other disclosures presented in the original Form 10-Q, except as required to reflect the effects of the restatement. Accordingly, this Form 10-Q/A should be read in conjunction with Titan’s filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of this restatement:

•	Part I, Item 1, Financial Statements

•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 1A, Risk Factors

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(As restated)	(As restated)	(As restated)	(As restated)
Net sales	$376,067	$523,731	$778,126	$1,062,671
Cost of sales	325,014	468,161	684,279	955,124
Mining asset impairment and inventory writedown	—	34,797	—	34,797
Gross profit	51,053	20,773	93,847	72,750
Selling, general and administrative expenses	37,848	42,835	73,522	86,711
Research and development expenses	2,779	3,575	5,865	7,671
Royalty expense	2,895	3,830	6,120	7,571
Income (loss) from operations	7,531	(29,467)	8,340	(29,203)
Interest expense	(8,642)	(8,926)	(17,398)	(18,185)
Other income	6,906	6,335	15,189	6,851
Income (loss) before income taxes	5,795	(32,058)	6,131	(40,537)
Provision (benefit) for income taxes	1,515	(7,167)	2,911	(10,518)
Net income (loss)	4,280	(24,891)	3,220	(30,019)
Net loss attributable to noncontrolling interests	(2,491)	(4,380)	(3,783)	(11,671)
Net income (loss) attributable to Titan	$6,771	$(20,511)	$7,003	$(18,348)

Earnings (loss) per common share:
Basic	$.17	$(.40)	$.12	$(.37)
Diluted	$.17	$(.40)	$.12	$(.37)
Average common shares and equivalents outstanding:
Basic	53,686	53,486	53,674	53,478
Diluted	59,489	53,486	53,858	53,478

Dividends declared per common share:	$.005	$.005	$.010	$.010

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	June 30,
	2015	2014
Net income (loss)	$4,280	$(24,891)
Currency translation adjustment, net	4,436	7,826
Pension liability adjustments, net of tax of $(706) and $(123), respectively	1,488	28
Comprehensive income (loss)	10,204	(17,037)
Net comprehensive loss attributable to redeemable and noncontrolling interests	(1,904)	(1,062)
Comprehensive income (loss) attributable to Titan	$12,108	$(15,975)

	Six months ended
	June 30,
	2015	2014
Net income (loss)	$3,220	$(30,019)
Currency translation adjustment, net	(40,950)	8,214
Pension liability adjustments, net of tax of $(806) and $(506), respectively	1,497	745
Comprehensive loss	(36,233)	(21,060)
Net comprehensive loss attributable to redeemable and noncontrolling interests	(4,917)	(13,245)
Comprehensive loss attributable to Titan	$(31,316)	$(7,815)

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except share data)

	June 30,	December 31,
	2015	2014
	(As restated)	(As restated)
Assets
Current assets
Cash and cash equivalents	$187,484	$201,451
Accounts receivable, net	224,689	199,378
Inventories	306,087	331,432
Deferred income taxes	13,972	23,435
Prepaid and other current assets	74,786	80,234
Total current assets	807,018	835,930
Property, plant and equipment, net	483,407	527,414
Deferred income taxes	18,303	15,623
Other assets	111,686	116,757
Total assets	$1,420,414	$1,495,724

Liabilities
Current liabilities
Short-term debt	$25,068	$26,233
Accounts payable	135,758	146,305
Other current liabilities	121,967	129,018
Total current liabilities	282,793	301,556
Long-term debt	495,273	496,503
Deferred income taxes	3,524	18,582
Other long-term liabilities	84,330	89,025
Total liabilities	865,920	905,666

Redeemable noncontrolling interest	70,511	71,192

Equity
Titan stockholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 55,253,092 issued, 53,792,342 outstanding)	—	—
Additional paid-in capital	513,600	513,090
Retained earnings	132,472	126,007
Treasury stock (at cost, 1,460,750 and 1,504,064 shares, respectively)	(13,508)	(13,897)
Treasury stock reserved for deferred compensation	(1,075)	(1,075)
Accumulated other comprehensive loss	(150,923)	(112,630)
Total Titan stockholders’ equity	480,566	511,495
Noncontrolling interests	3,417	7,371
Total equity	483,983	518,866
Total liabilities and equity	$1,420,414	$1,495,724

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2015 (As restated)	53,749,028	$513,090	$126,007	$(13,897)	$(1,075)	$(112,630)	$511,495	$7,371	$518,866
Net income (loss) *			7,003				7,003	(3,820)	3,183
Currency translation adjustment, net of tax *						(39,816)	(39,816)	(66)	(39,882)
Pension liability adjustments, net of tax						1,497	1,497		1,497
Dividends on common stock			(538)				(538)		(538)
Exercise of stock options	12,500	32		112			144		144
Dissolution of subsidiary						26	26	(68)	(42)
Redemption value adjustment		(350)					(350)	—	(350)
Stock-based compensation		1,339					1,339		1,339
Tax benefit related to stock-based compensation		(538)					(538)		(538)
Issuance of treasury stock under 401(k) plan	30,814	27		277			304		304
Balance June 30, 2015 (As restated)	53,792,342	$513,600	$132,472	$(13,508)	$(1,075)	$(150,923)	$480,566	$3,417	$483,983

* Net income excludes $37 of net income attributable to redeemable noncontrolling interest. Currency translation adjustment excludes $(1,068) of currency translation related to redeemable noncontrolling interest.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

16. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(As restated)	(As restated)	(As restated)	(As restated)
Net income (loss) attributable to Titan	$6,771	$(20,511)	$7,003	$(18,348)
Redemption value adjustment	2,580	(659)	(350)	(1,677)
Net income (loss) applicable to common shareholders	9,351	(21,170)	6,653	(20,025)
Effect of convertible notes	609	—	—	—
Net income (loss) applicable to common shareholders and assumed conversions	$9,960	$(21,170)	$6,653	$(20,025)
Determination of Shares:
Weighted average shares outstanding (basic)	53,686	53,486	53,674	53,478
Effect of stock options/trusts	208	—	184	—
Effect of convertible notes	5,595	—	—	—
Weighted average shares outstanding (diluted)	59,489	53,486	53,858	53,478
Earnings per share:
Basic	$0.17	$(0.40)	$0.12	$(0.37)
Diluted	$0.17	$(0.40)	$0.12	$(0.37)

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

In July 2013, the Company entered into a Shareholders’ Agreement between One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF) to acquire Voltyre-Prom, a leading producer of agricultural and industrial tires located in Volgograd, Russia.  Mr. Richard M. Cashin, a director of the Company, is President of OEP which owns 26.1% of the joint venture.  The Shareholder’s agreement contains a settlement put option which may require the Company to purchase shares from OEP and RDIF at a value set by the agreement.  See note 23 for additional information.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended June 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$173,334	$202,733	$—	$376,067
Cost of sales	207	141,328	183,479	—	325,014
Gross profit (loss)	(207)	32,006	19,254	—	51,053
Selling, general and administrative expenses	2,617	16,757	18,474	—	37,848
Research and development expenses	—	805	1,974	—	2,779
Royalty expense	—	1,832	1,063	—	2,895
Income (loss) from operations	(2,824)	12,612	(2,257)	—	7,531
Interest expense	(8,094)	(1)	(547)	—	(8,642)
Intercompany interest income (expense)	248	—	(248)	—	—
Other income (expense)	(393)	3	7,296	—	6,906
Income (loss) before income taxes	(11,063)	12,614	4,244	—	5,795
Provision (benefit) for income taxes	(5,787)	4,796	2,506	—	1,515
Equity in earnings of subsidiaries	9,556	—	3,535	(13,091)	—
Net income (loss)	4,280	7,818	5,273	(13,091)	4,280
Net loss noncontrolling interests	—	—	(2,491)	—	(2,491)
Net income (loss) attributable to Titan	$4,280	$7,818	$7,764	$(13,091)	$6,771

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended June 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$244,664	$279,067	$—	$523,731
Cost of sales	303	241,915	260,740	—	502,958
Gross profit (loss)	(303)	2,749	18,327	—	20,773
Selling, general and administrative expenses	2,388	17,611	22,836	—	42,835
Research and development expenses	72	1,214	2,289	—	3,575
Royalty expense	—	1,926	1,904	—	3,830
Income (loss) from operations	(2,763)	(18,002)	(8,702)	—	(29,467)
Interest expense	(8,255)	—	(671)	—	(8,926)
Intercompany interest income (expense)	1,618	—	(1,618)	—	—
Other income (expense)	1,192	103	5,040	—	6,335
Income (loss) before income taxes	(8,208)	(17,899)	(5,951)	—	(32,058)
Provision (benefit) for income taxes	69	(6,437)	(799)	—	(7,167)
Equity in earnings of subsidiaries	(16,614)	—	(18,004)	34,618	—
Net income (loss)	(24,891)	(11,462)	(23,156)	34,618	(24,891)
Net loss noncontrolling interests	—	—	(4,380)	—	(4,380)
Net income (loss) attributable to Titan	$(24,891)	$(11,462)	$(18,776)	$34,618	$(20,511)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Six Months Ended June 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$367,307	$410,819	$—	$778,126
Cost of sales	438	309,279	374,562	—	684,279
Gross profit (loss)	(438)	58,028	36,257	—	93,847
Selling, general and administrative expenses	5,251	32,136	36,135	—	73,522
Research and development expenses	—	1,805	4,060	—	5,865
Royalty expense	—	3,756	2,364	—	6,120
Loss from operations	(5,689)	20,331	(6,302)	—	8,340
Interest expense	(16,209)	(1)	(1,188)	—	(17,398)
Intercompany interest income (expense)	390	—	(390)	—	—
Other income (expense)	5,004	(376)	10,561	—	15,189
Income (loss) before income taxes	(16,504)	19,954	2,681	—	6,131
Provision (benefit) for income taxes	(3,398)	7,489	(1,180)	—	2,911
Equity in earnings of subsidiaries	16,326	—	3,372	(19,698)	—
Net income (loss)	3,220	12,465	7,233	(19,698)	3,220
Net loss noncontrolling interests	—	—	(3,783)	—	(3,783)
Net income (loss) attributable to Titan	$3,220	$12,465	$11,016	$(19,698)	$7,003

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Six Months Ended June 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$508,622	$554,049	$—	$1,062,671
Cost of sales	513	470,154	519,254	—	989,921
Gross profit (loss)	(513)	38,468	34,795	—	72,750
Selling, general and administrative expenses	4,032	36,601	46,078	—	86,711
Research and development expenses	72	3,367	4,232	—	7,671
Royalty expense	—	3,774	3,797	—	7,571
Income (loss) from operations	(4,617)	(5,274)	(19,312)	—	(29,203)
Interest expense	(16,517)	—	(1,668)	—	(18,185)
Intercompany interest income (expense)	3,302	—	(3,302)	—	—
Other income (expense)	1,534	48	5,269	—	6,851
Income (loss) before income taxes	(16,298)	(5,226)	(19,013)	—	(40,537)
Provision (benefit) for income taxes	(5,971)	(1,627)	(2,920)	—	(10,518)
Equity in earnings of subsidiaries	(19,692)	—	(18,881)	38,573	—
Net income (loss)	(30,019)	(3,599)	(34,974)	38,573	(30,019)
Net loss noncontrolling interests	—	—	(11,671)	—	(11,671)
Net income (loss) attributable to Titan	$(30,019)	$(3,599)	$(23,303)	$38,573	$(18,348)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Three Months Ended June 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$4,280	$7,818	$5,273	$(13,091)	$4,280
Currency translation adjustment, net	4,436	—	4,436	(4,436)	4,436
Pension liability adjustments, net of tax	1,488	427	1,061	(1,488)	1,488
Comprehensive income (loss)	10,204	8,245	10,770	(19,015)	10,204
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(1,904)	—	(1,904)
Comprehensive income (loss) attributable to Titan	$10,204	$8,245	$12,674	$(19,015)	$12,108

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Three Months Ended June 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(24,891)	$(11,462)	$(23,156)	$34,618	$(24,891)
Currency translation adjustment, net	7,826	—	7,826	(7,826)	7,826
Pension liability adjustments, net of tax	28	450	(422)	(28)	28
Comprehensive income (loss)	(17,037)	(11,012)	(15,752)	26,764	(17,037)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(1,062)	—	(1,062)
Comprehensive income (loss) attributable to Titan	$(17,037)	$(11,012)	$(14,690)	$26,764	$(15,975)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Six Months Ended June 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$3,220	$12,465	$7,233	$(19,698)	$3,220
Currency translation adjustment, net	(40,950)	—	(40,950)	40,950	(40,950)
Pension liability adjustments, net of tax	1,497	854	643	(1,497)	1,497
Comprehensive income (loss)	(36,233)	13,319	(33,074)	19,755	(36,233)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(4,917)	—	(4,917)
Comprehensive income (loss) attributable to Titan	$(36,233)	$13,319	$(28,157)	$19,755	$(31,316)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Six Months Ended June 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(30,019)	$(3,599)	$(34,974)	$38,573	$(30,019)
Currency translation adjustment, net	8,214	—	8,214	(8,214)	8,214
Pension liability adjustments, net of tax	745	900	(155)	(745)	745
Comprehensive income (loss)	(21,060)	(2,699)	(26,915)	29,614	(21,060)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(13,245)	—	(13,245)
Comprehensive income (loss) attributable to Titan	$(21,060)	$(2,699)	$(13,670)	$29,614	$(7,815)

(Amounts in thousands)	Consolidating Condensed Balance Sheets June 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(As restated)		(As restated)		(As restated)
Assets
Cash and cash equivalents	$128,163	$4	$59,317	$—	$187,484
Accounts receivable, net	—	77,191	147,498	—	224,689
Inventories	—	96,405	209,682	—	306,087
Prepaid and other current assets	21,516	16,603	50,639	—	88,758
Total current assets	149,679	190,203	467,136	—	807,018
Property, plant and equipment, net	7,408	148,053	327,946	—	483,407
Investment in subsidiaries	789,267	—	114,165	(903,432)	—
Other assets	48,886	1,212	79,891	—	129,989
Total assets	$995,240	$339,468	$989,138	$(903,432)	$1,420,414
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$25,068	$—	$25,068
Accounts payable	1,559	12,862	121,337	—	135,758
Other current liabilities	29,513	41,812	50,642	—	121,967
Total current liabilities	31,072	54,674	197,047	—	282,793
Long-term debt	460,161	—	35,112	—	495,273
Other long-term liabilities	8,339	18,967	60,548	—	87,854
Intercompany accounts	15,102	(247,824)	232,722	—	—
Redeemable noncontrolling interest	—	—	70,511	—	70,511
Titan stockholders' equity	480,566	513,651	389,781	(903,432)	480,566
Noncontrolling interests	—	—	3,417	—	3,417
Total liabilities and stockholders’ equity	$995,240	$339,468	$989,138	$(903,432)	$1,420,414

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(As restated)		(As restated)		(As restated)
Assets
Cash and cash equivalents	$129,985	$4	$71,462	$—	$201,451
Accounts receivable, net	(55)	63,645	135,788	—	199,378
Inventories	—	103,230	228,202	—	331,432
Prepaid and other current assets	26,803	21,105	55,761	—	103,669
Total current assets	156,733	187,984	491,213	—	835,930
Property, plant and equipment, net	7,590	160,318	359,506	—	527,414
Investment in subsidiaries	745,084	—	109,768	(854,852)	—
Other assets	51,381	827	80,172	—	132,380
Total assets	$960,788	$349,129	$1,040,659	$(854,852)	$1,495,724
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$26,233	$—	$26,233
Accounts payable	1,795	10,876	133,634	—	146,305
Other current liabilities	28,519	45,291	55,208	—	129,018
Total current liabilities	30,314	56,167	215,075	—	301,556
Long-term debt	460,161	—	36,342	—	496,503
Other long-term liabilities	15,244	20,867	71,496	—	107,607
Intercompany accounts	(56,426)	(228,307)	284,733	—	—
Redeemable noncontrolling interest	—	—	71,192	—	71,192
Titan stockholders' equity	511,495	500,402	354,450	(854,852)	511,495
Noncontrolling interests	—	—	7,371	—	7,371
Total liabilities and stockholders’ equity	$960,788	$349,129	$1,040,659	$(854,852)	$1,495,724

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Six Months Ended June 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(478)	$2,769	$5,551	$7,842
Cash flows from investing activities:
Capital expenditures	(412)	(2,799)	(19,294)	(22,505)
Other, net	—	30	2,678	2,708
Net cash used for investing activities	(412)	(2,769)	(16,616)	(19,797)
Cash flows from financing activities:
Proceeds from borrowings	—	—	13,239	13,239
Payment on debt	—	—	(8,517)	(8,517)
Proceeds from exercise of stock options	144	—	—	144
Excess tax benefit from stock-based compensation	(538)	—	—	(538)
Dividends paid	(538)	—	—	(538)
Net cash provided by (used for) financing activities	(932)	—	4,722	3,790
Effect of exchange rate change on cash	—	—	(5,802)	(5,802)
Net decrease in cash and cash equivalents	(1,822)	—	(12,145)	(13,967)
Cash and cash equivalents, beginning of period	129,985	4	71,462	201,451
Cash and cash equivalents, end of period	$128,163	$4	$59,317	$187,484

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Six Months Ended June 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$11,495	$4,430	$27,130	$43,055
Cash flows from investing activities:
Capital expenditures	(667)	(4,770)	(25,446)	(30,883)
Acquisition of additional interest	(49)	—	(13,346)	(13,395)
Decrease in restricted cash deposits	—	—	14,268	14,268
Other, net	—	341	2,900	3,241
Net cash used for investing activities	(716)	(4,429)	(21,624)	(26,769)
Cash flows from financing activities:
Proceeds from borrowings	—	—	6,217	6,217
Payment on debt	—	—	(53,393)	(53,393)
Proceeds from exercise of stock options	141	—	—	141
Excess tax benefit from stock-based compensation	(45)	—	—	(45)
Payment of financing fees	(33)	—	—	(33)
Dividends paid	(536)	—	—	(536)
Net cash provided by (used for) financing activities	(473)	—	(47,176)	(47,649)
Effect of exchange rate change on cash	—	—	4,957	4,957
Net increase (decrease) in cash and cash equivalents	10,306	1	(36,713)	(26,406)
Cash and cash equivalents, beginning of period	81,472	4	107,884	189,360
Cash and cash equivalents, end of period	$91,778	$5	$71,171	$162,954

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

23. REDEEMABLE NONCONTROLLING INTEREST

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
The following is a reconciliation of redeemable noncontrolling interest as of June 30, 2015 and 2014 (amounts in thousands):

	2015	2014
Balance at January 1	$71,192	$89,155
Purchase of subsidiary shares	—	(12,193)
Income (loss) attributable to redeemable noncontrolling interest	37	(8,852)
Currency translation	(1,068)	(1,420)
Redemption value adjustment	350	1,677
Balance at June 30	$70,511	$68,367
This obligation approximates the cost if all remaining shares were purchased by the Company on June 30, 2015, and is presented in the Consolidated Condensed Balance Sheet in redeemable noncontrolling interest, which is treated as mezzanine equity.

24. RESTATEMENT

In November 2015, the Company identified errors in the accounting for the shareholders' and related redeemable noncontrolling interest in the Company’s investment in Voltyre-Prom. The Company did not correctly classify redeemable noncontrolling interest on the balance sheet as mezzanine equity, which is presented below liabilities and above equity. As the redeemable noncontrolling interest balance exceeds the carrying value of the investment, there is a reclassification of additional paid-in capital to mezzanine equity and a correction in the earnings per share calculation. Accordingly, the Company is restating its earnings per share for the three and six months ended June 30, 2015 and 2014, and its consolidated balance sheet as of June 30, 2015, and December 31, 2014. The corrections had no other effect on the Consolidated Statement of Operations.
The following table (unaudited) summarizes the restatement adjustments of the Company’s earnings per share for the three months and six months ended June 30, 2015 and 2014:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Basic income (loss) per common share - as reported	$0.13	$(0.38)	$0.13	(0.34)
Basic income (loss) per common share - as restated	$0.17	$(0.40)	$0.12	$(0.37)
Adjustment	$0.04	$(0.02)	$(0.01)	$(0.03)

Diluted income (loss) per common share - as reported	$0.12	$(0.38)	$0.13	(0.34)
Diluted income (loss) per common share - as restated	$0.17	$(0.40)	$0.12	$(0.37)
Adjustment	$0.05	$(0.02)	$(0.01)	$(0.03)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table summarizes the restatement adjustments on the Company’s Consolidated Condensed Balance Sheet (unaudited) as of June 30, 2015 (amounts in thousands):

	Consolidated Balance Sheet
	June 30, 2015
	As reported	Adjustment	As restated
Assets
Current Assets
Cash and cash equivalents	187,484	—	187,484
Accounts receivable	224,689	—	224,689
Inventories	306,087	—	306,087
Deferred income taxes	13,972	—	13,972
Prepaid and other current assets	74,786	—	74,786
Total current assets	807,018	—	807,018
Property, plant and equipment, net	483,407	—	483,407
Deferred income taxes	18,303	—	18,303
Other assets	111,686	—	111,686
Total assets	$1,420,414	$—	$1,420,414
Liabilities
Current Liabilities
Short-term debt	$25,068	$—	$25,068
Accounts payable	135,758	—	135,758
Other current liabilities	121,967	—	121,967
Total current liabilities	282,793	—	282,793
Long-term debt	495,273	—	495,273
Deferred income taxes	3,524	—	3,524
Other long-term liabilities	84,330	—	84,330
Total liabilities	865,920	—	865,920
Redeemable noncontrolling interest	—	70,511	70,511
Equity
Titan stockholders' equity
Common stock	—	—	—
Additional paid-in capital	563,227	(49,627)	513,600
Retained earnings	132,472	—	132,472
Treasury stock	(13,508)	—	(13,508)
Treasury stock reserved for deferred comp	(1,075)	—	(1,075)
Accumulated other comprehensive loss	(150,923)	—	(150,923)
Total Titan stockholders' equity	530,193	(49,627)	480,566
Noncontrolling interests	24,301	(20,884)	3,417
Total equity	554,494	(70,511)	483,983
Total liabilities and equity	$1,420,414	$—	$1,420,414

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company's gross profit was $51.1 million, or 13.6% of net sales, for the second quarter of 2015, compared to $20.8 million, or 4.0% of net sales, in 2014. Income from operations was $7.5 million for the second quarter of 2015, compared to loss from operations of $29.5 million in 2014. Net income was $4.3 million for the second quarter of 2015, compared to net loss of $24.9 million in 2014. Basic earnings per share (as restated) was $.17 in the second quarter of 2015, compared to loss per share (as restated) of $(.40) in 2014. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded an inventory writedown of $11.6 million to adjust the value of mining product inventory to estimated market value. When adjusted to remove these items, the gross profit for the quarter ended June 30, 2014, was $55.6 million and income from operations was $5.3 million. Despite the large overall sales erosion resulting from the agricultural and mining cyclical downturns, gross margin as a percentage of net sales benefited from the Business Improvement Framework instituted in 2014. Initiatives born from the framework helped to drive headcount reductions, expenditure rationalization, increased productivity, lower raw material costs, lower warranty costs, and pricing optimization.

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

The Company's gross profit was $93.8 million, or 12.1% of net sales, for the six months ended June 30, 2015, compared to $72.8 million, or 6.8% of net sales, in 2014. Income from operations was $8.3 million for the six months ended June 30, 2015, compared to loss from operations of $29.2 million in 2014. Net income was $3.2 million for the six months ended June 30, 2015, compared to net loss of $30.0 million in 2014. Basic earnings per share (as restated) was $.12 for the six months ended June 30, 2015, compared to loss per share (as restated) of $(.37) in 2014. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded an inventory writedown of $11.6 million to adjust the value of mining product inventory to estimated market value. When adjusted to remove these items, the gross profit for the six months ended June 30, 2014, was $107.5 million and income from operations was $5.6 million. Despite the large overall sales erosion resulting from the agricultural and mining cyclical downturns, gross margin as a percentage of net sales benefited from the Business Improvement Framework instituted in 2014. Initiatives born from the framework helped to drive headcount reductions, expenditure rationalization, increased productivity, lower raw material costs, lower warranty costs, and pricing optimization.

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

Quarter: Net income for the second quarter of June 30, 2015, was $4.3 million, compared to net loss of $24.9 million in 2014. For the quarters ended June 30, 2015 and 2014, basic earnings per share (as restated) were $.17 and $(.40), respectively, and diluted earnings per share (as restated) were $.17 and $(.40), respectively. The Company's net income and earnings per share were higher due to the items previously discussed.

Year-to-date: Net income for the six months ended June 30, 2015, was $3.2 million, compared to net loss of $30.0 million in 2014. For the six months ended June 30, 2015 and 2014, basic earnings per share (as restated) were $.12 and $(.37), respectively, and diluted earnings per share (as restated) were $.12 and $(.37), respectively. The Company's net income and earnings per share were higher due to the items previously discussed.

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