Form 10-Q
period 2015-09-30
TITAN INTERNATIONAL INC
filed 2015-11-06
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: September 30, 2015
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

Indicate the number of shares of Titan International, Inc. outstanding: 53,827,009 shares common stock, $0.0001 par value, as of October 21, 2015.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
		(As restated)		(As restated)
Net sales	$308,836	$449,579	$1,086,962	$1,512,250
Cost of sales	282,683	405,940	966,962	1,361,064
Mining asset impairment and inventory write-down	—	—	—	34,797
Gross profit	26,153	43,639	120,000	116,389
Selling, general and administrative expenses	35,512	39,231	109,034	125,942
Research and development expenses	2,982	3,247	8,847	10,918
Royalty expense	2,121	3,675	8,241	11,246
Loss from operations	(14,462)	(2,514)	(6,122)	(31,717)
Interest expense	(8,289)	(8,951)	(25,687)	(27,136)
Foreign exchange loss	(15,333)	(13,266)	(5,720)	(11,299)
Other income	755	2,587	6,331	7,471
Loss before income taxes	(37,329)	(22,144)	(31,198)	(62,681)
Provision (benefit) for income taxes	283	(5,127)	3,194	(15,645)
Net loss	(37,612)	(17,017)	(34,392)	(47,036)
Net loss attributable to noncontrolling interests	(6,136)	(7,950)	(9,919)	(19,621)
Net loss attributable to Titan	$(31,476)	$(9,067)	$(24,473)	$(27,415)

Earnings per common share:
Basic	$(.79)	$(.47)	$(.67)	$(.85)
Diluted	$(.79)	$(.47)	$(.67)	$(.85)
Average common shares and equivalents outstanding:
Basic	53,707	53,497	53,685	53,484
Diluted	53,707	53,497	53,685	53,484

Dividends declared per common share:	$.005	$.005	$.015	$.015

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	September 30,
	2015	2014
Net loss	$(37,612)	$(17,017)
Currency translation adjustment, net	(28,444)	(40,174)
Pension liability adjustments, net of tax of $(291) and $(126), respectively	472	42
Comprehensive loss	(65,584)	(57,149)
Net comprehensive loss attributable to redeemable and noncontrolling interests	(8,233)	(17,002)
Comprehensive loss attributable to Titan	$(57,351)	$(40,147)

	Nine months ended
	September 30,
	2015	2014
Net loss	$(34,392)	$(47,036)
Currency translation adjustment, net	(69,394)	(31,960)
Pension liability adjustments, net of tax of $(645) and $(632), respectively	1,969	787
Comprehensive loss	(101,817)	(78,209)
Net comprehensive loss attributable to redeemable and noncontrolling interests	(13,150)	(30,247)
Comprehensive loss attributable to Titan	$(88,667)	$(47,962)

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except share data)

	September 30,	December 31,
	2015	2014
		(As restated)
Assets
Current assets
Cash and cash equivalents	$193,812	$201,451
Accounts receivable, net	183,755	199,378
Inventories	287,135	331,432
Deferred income taxes	15,739	23,435
Prepaid and other current assets	70,263	80,234
Total current assets	750,704	835,930
Property, plant and equipment, net	459,350	527,414
Deferred income taxes	19,880	15,623
Other assets	106,818	116,757
Total assets	$1,336,752	$1,495,724

Liabilities
Current liabilities
Short-term debt	$21,038	$26,233
Accounts payable	127,998	146,305
Other current liabilities	122,966	129,018
Total current liabilities	272,002	301,556
Long-term debt	492,442	496,503
Deferred income taxes	—	18,582
Other long-term liabilities	83,321	89,025
Total liabilities	847,765	905,666

Redeemable noncontrolling interest	75,615	71,192

Equity
Titan stockholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 55,253,092 issued, 53,807,043 outstanding)	—	—
Additional paid-in capital	502,763	513,090
Retained earnings	100,727	126,007
Treasury stock (at cost, 1,446,049 and 1,504,064 shares, respectively)	(13,376)	(13,897)
Treasury stock reserved for deferred compensation	(1,075)	(1,075)
Accumulated other comprehensive loss	(176,798)	(112,630)
Total Titan stockholders’ equity	412,241	511,495
Noncontrolling interests	1,131	7,371
Total equity	413,372	518,866
Total liabilities and equity	$1,336,752	$1,495,724

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2015 (as restated)	53,749,028	$513,090	$126,007	$(13,897)	$(1,075)	$(112,630)	$511,495	$7,371	$518,866
Net loss *			(24,473)				(24,473)	(6,229)	(30,702)
Currency translation adjustment, net of tax *						(66,137)	(66,137)	31	(66,106)
Pension liability adjustments, net of tax						1,969	1,969		1,969
Dividends on common stock			(807)				(807)		(807)
Exercise of stock options	12,500	32		112			144		144
Dissolution of subsidiary						—	—	(42)	(42)
Redemption value adjustment		(11,401)					(11,401)	—	(11,401)
Stock-based compensation		1,754					1,754		1,754
Tax benefit related to stock-based compensation		(758)					(758)		(758)
Issuance of treasury stock under 401(k) plan	45,515	46		409			455		455
Balance September 30, 2015	53,807,043	$502,763	$100,727	$(13,376)	$(1,075)	$(176,798)	$412,241	$1,131	$413,372

* Net loss exlcudes $(3,690) of net loss attributable to redeemable noncontrolling interest. Currency translation adjustments excludes $(3,288) of currency translation related to redeemable noncontrolling interest.

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2015	2014
Net loss	$(34,392)	$(47,036)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,981	67,789
Mining asset impairment	—	23,242
Mining inventory write-down	—	11,555
Deferred income tax provision	(8,578)	(15,218)
Stock-based compensation	1,754	3,165
Excess tax benefit from stock-based compensation	758	51
Issuance of treasury stock under 401(k) plan	455	504
(Increase) decrease in assets:
Accounts receivable	(8,531)	13,636
Inventories	13,486	(6,057)
Prepaid and other current assets	4,397	21,923
Other assets	1,340	(3,549)
Increase (decrease) in liabilities:
Accounts payable	4,646	(5,457)
Other current liabilities	(750)	7,376
Other liabilities	2,970	5,423
Net cash provided by operating activities	30,536	77,347
Cash flows from investing activities:
Capital expenditures	(35,213)	(46,329)
Acquisition of additional interest	—	(13,395)
Decrease in restricted cash deposits	—	14,268
Other	4,317	4,610
Net cash used for investing activities	(30,896)	(40,846)
Cash flows from financing activities:
Proceeds from borrowings	14,566	14,914
Payment on debt	(11,382)	(60,359)
Proceeds from exercise of stock options	144	141
Excess tax benefit from stock-based compensation	(758)	(51)
Payment of financing fees	—	(33)
Dividends paid	(807)	(804)
Net cash provided by (used for) financing activities	1,763	(46,192)
Effect of exchange rate changes on cash	(9,042)	602
Net decrease in cash and cash equivalents	(7,639)	(9,089)
Cash and cash equivalents, beginning of period	201,451	189,360
Cash and cash equivalents, end of period	$193,812	$180,271

Supplemental information:
Interest paid	$19,521	$19,280
Income taxes paid, net of refunds received	$395	$7,992

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.	ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary for a fair statement of the Company's financial position as of September 30, 2015, and the results of operations and cash flows for the three and nine months ended September 30, 2015 and 2014.

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

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and other accruals at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.875% senior secured notes due 2020 (senior secured notes due 2020) and 5.625% convertible senior subordinated notes due 2017 (convertible notes) are carried at cost of $400.0 million and $60.2 million at September 30, 2015, respectively. The fair value of the senior secured notes due 2020 at September 30, 2015, as obtained through an independent pricing source, was approximately $358.0 million.

Cash dividends
The Company declared cash dividends of $.005 and $.015 per share of common stock for each of the three and nine months ended September 30, 2015, and 2014. The third quarter 2015 cash dividend of $.005 per share of common stock was paid October 15, 2015, to stockholders of record on September 30, 2015.

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

In July 2015, the FASB issued ASU No 2015-11, "Simplifying the Measurement of Inventory." This update provides that an entity should measure inventory with the scope of the update at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Reclassification
Certain amounts from prior years have been reclassified to conform to the current year's presentation. Reclassifications included changes in classification from selling, general and administrative to cost of sales of $1.7 million and $6.0 million for the three and nine months ended September 30, 2014, respectively.

During the second quarter of 2015, the Company identified a subsidiary investment which was improperly classified as an intercompany liability. As a result of the correction of this item, the Company reclassified currency translation in other comprehensive income to currency exchange in other income. The nine months ended September 30, 2015, included $3.1 million in currency exchange related to this correction. Titan concluded that this amount is immaterial to the consolidated financial statements for the nine months ended September 30, 2015.

2. MINING ASSET IMPAIRMENT AND INVENTORY WRITEDOWN

In the second quarter of 2014, the Company recorded an asset impairment and inventory write-down of $23.2 million and $11.6 million, respectively. The impairment was recorded on machinery, equipment and molds used to produce giant mining tires. Mining products are included in the Company's earthmoving/construction segment. In the second quarter of 2014, several large mining equipment manufacturers significantly decreased their sales forecast for mining equipment. The Company's sales of mining product were deteriorating at an accelerated pace. Therefore, the company tested mining related assets for impairment in the second quarter of 2014. The fair value of the mining equipment was determined using a cost and market approach. The inventory write-down was to adjust the value of mining product inventory to estimated market value.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (amounts in thousands):

	September 30, 2015	December 31, 2014
Accounts receivable	$188,093	$205,084
Allowance for doubtful accounts	(4,338)	(5,706)
Accounts receivable, net	$183,755	$199,378

Accounts receivable are reduced by an allowance for doubtful accounts which is based on historical losses.

4. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	September 30, 2015	December 31, 2014
Raw material	$87,359	$119,989
Work-in-process	38,608	41,073
Finished goods	167,302	179,998
	293,269	341,060
Adjustment to LIFO	(6,134)	(9,628)
	$287,135	$331,432

At September 30, 2015, approximately 8% of the Company's inventories were valued under the last-in, first-out (LIFO) method. At December 31, 2014, approximately 11% of the Company's inventories were valued under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. All inventories are valued at lower of cost or market.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following (amounts in thousands):

	September 30, 2015	December 31, 2014
Land and improvements	$50,782	$60,012
Buildings and improvements	212,222	223,989
Machinery and equipment	569,150	585,318
Tools, dies and molds	99,812	103,353
Construction-in-process	40,484	38,653
	972,450	1,011,325
Less accumulated depreciation	(513,100)	(483,911)
	$459,350	$527,414

Depreciation on fixed assets for the nine months ended September 30, 2015 and 2014, totaled $49.3 million and $63.3 million, respectively.

Included in the total building and improvements are capital leases of $3.8 million and $4.1 million at September 30, 2015, and December 31, 2014, respectively. Included in the total of machinery and equipment are capital leases of $33.9 million and $37.7 million at September 30, 2015, and December 31, 2014, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill consisted of the following (amounts in thousands):

	2015				2014
		Earthmoving/				Earthmoving/
	Agricultural	Construction	Consumer		Agricultural	Construction	Consumer
	Segment	Segment	Segment	Total	Segment	Segment	Segment	Total
Goodwill, January 1	$—	$—	$—	$—	$24,540	$14,898	$2,637	$42,075
Foreign currency translation	—	—	—	—	(2,777)	(770)	(446)	(3,993)
Goodwill, September 30	$—	$—	$—	$—	$21,763	$14,128	$2,191	$38,082

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The components of intangible assets consisted of the following (amounts in thousands):

	Weighted- Average Useful Lives (in Years)	September 30, 2015	December 31, 2014
Amortizable intangible assets:
Customer relationships	11.8	12,834	14,958
Patents, trademarks and other	8.8	14,261	15,907
Total at cost		27,095	30,865
Less accumulated amortization		(8,624)	(7,176)
		18,471	23,689

Amortization related to intangible assets for the nine months ended September 30, 2015 and 2014, totaled $2.5 million and $3.3 million, respectively. Intangible assets are included as a component of other assets in the consolidated condensed balance sheet.

The estimated aggregate amortization expense at September 30, 2015, is as follows (amounts in thousands):

October 1 - December 31, 2015	$461
2016	2,168
2017	2,040
2018	2,040
2019	2,040
Thereafter	9,722
$18,471

7. WARRANTY

Changes in the warranty liability consisted of the following (amounts in thousands):

	2015	2014
Warranty liability, January 1	$28,144	$33,134
Provision for warranty liabilities	7,230	13,398
Warranty payments made	(9,797)	(15,499)
Warranty liability, September 30	$25,577	$31,033

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

8. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2015	December 31, 2014
6.875% senior secured notes due 2020	$400,000	$400,000
5.625% convertible senior subordinated notes due 2017	60,161	60,161
Titan Europe credit facilities	40,058	42,291
Other debt	11,219	17,013
Capital leases	2,042	3,271
	513,480	522,736
Less amounts due within one year	21,038	26,233
	$492,442	$496,503

Aggregate maturities of long-term debt at September 30, 2015, were as follows (amounts in thousands):

October 1 - December 31, 2015	$15,604
2016	27,323
2017	66,881
2018	1,110
2019	1,016
Thereafter	401,546
$513,480

6.875% senior secured notes due 2020
The Company’s 6.875% senior secured notes (senior secured notes due 2020) are due October 2020. These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport and Titan Wheel Corporation of Illinois. The Company's senior secured notes due 2020 outstanding balance was $400.0 million at September 30, 2015.

5.625% convertible senior subordinated notes due 2017
The Company’s 5.625% convertible senior subordinated notes (convertible notes) are due January 2017.   The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The Company’s convertible notes balance was $60.2 million at September 30, 2015.

Titan Europe credit facilities
The Titan Europe credit facilities contain borrowings from various institutions totaling $40.1 million at September 30, 2015. Maturity dates on this debt range from less than one year to nine years and interest rates range from 5% to 6.9%. The Titan Europe facilities are secured by the assets of its subsidiaries in Italy, Spain, Germany and Brazil.

Revolving credit facility
The Company’s $150 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a December 2017 termination date and is collateralized by the accounts receivable and inventory of certain Titan domestic subsidiaries.  Titan's availability under this domestic facility may be less than $150 million as a result of eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At September 30, 2015, the amount available was $81.7 million as a result of the Company's decrease in sales which impacted both accounts receivable and inventory balances. During the first nine months of 2015 and at September 30, 2015, there were no borrowings under the credit facility.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Other Debt
Other debt is comprised of working capital loans for the Sao Paulo, Brazil manufacturing facility totaling $11.2 million at September 30, 2015.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is recorded as an offset to currency exchange gain/loss. For the three months ended September 30, 2015, the Company recorded currency exchange gain of $0.2 million related to these derivatives. For the nine months ended September 30, 2015, the Company recorded currency exchange gain of $3.3 million related to these derivatives.

10. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At September 30, 2015, future minimum rental commitments under noncancellable operating leases with initial terms of at least one year were as follows (amounts in thousands):

October 1 - December 31, 2015	$2,349
2016	5,888
2017	2,927
2018	2,188
2019	1,639
Thereafter	1,202
Total future minimum lease payments	$16,193

At September 30, 2015, the Company had assets held as capital leases with a net book value of $8.6 million included in property, plant and equipment. Total future capital lease obligations relating to these leases are as follows (amounts in thousands):

October 1 - December 31, 2015	$466
2016	837
2017	536
2018	141
2019	58
Thereafter	4
Total future capital lease obligation payments	2,042
Less amount representing interest	(52)
Present value of future capital lease obligation payments	$1,990

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

11. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S and at foreign subsidiaries. The Company contributed approximately $3.2 million to the pension plans during the nine months ended September 30, 2015 and expects to contribute approximately $1.4 million to the pension plans during the remainder of 2015.

The components of net periodic pension cost consisted of the following (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$83	$199	$326	$601
Interest cost	1,167	1,392	3,601	4,239
Expected return on assets	(1,512)	(1,502)	(4,549)	(4,505)
Amortization of unrecognized prior service cost	34	34	103	102
Amortization of net unrecognized loss	729	759	2,187	2,275
Net periodic pension cost	$501	$882	$1,668	$2,712

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table summarizes the carrying amount of the entities’ assets and liabilities included in the Company’s consolidated condensed balance sheets at September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$12,249	$8,861
Inventory	8,253	9,645
Other current assets	8,808	18,115
Property, plant and equipment, net	28,345	36,353
Other noncurrent assets	6,042	8,016
Total assets	$63,697	$80,990

Current liabilities	$9,973	$11,659
Noncurrent liabilities	1,428	7,448
Total liabilities	$11,401	$19,107

All assets in the above table can only be used to settle obligations of the consolidated VIE, to which the respective assets relate. Liabilities are nonrecourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

13. ROYALTY EXPENSE

The Company has a trademark license agreement with Goodyear to manufacture and sell certain tires in North America and Latin America under the Goodyear name.  The North American and Latin American farm tire royalties were prepaid for seven years as part of the 2011 Goodyear Latin American farm tire acquisition. In May 2012, the Company and Goodyear entered into an agreement under which Titan will sell certain non-farm tire products directly to third party customers and pay a royalty to Goodyear. Royalty expenses recorded were $2.1 million and $3.7 million for the quarters ended September 30, 2015 and 2014, respectively. Royalty expenses were $8.2 million and $11.2 million for the nine months ended September 30, 2015 and 2014, respectively.

14. OTHER INCOME (EXPENSE)

Other income consisted of the following (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Wheels India Limited equity income	515	1,163	1,375	2,113
Discount amortization on prepaid royalty	458	699	1,541	2,229
Interest income	452	96	2,016	736
Building rental income	253	229	751	660
Other income (expense)	(923)	400	648	1,733
	$755	$2,587	$6,331	$7,471

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

15. INCOME TAXES

The Company recorded income tax expense of $0.3 million and $3.2 million for the three and nine months ended September 30, 2015, respectively, as compared to a benefit from income taxes of $(5.1) million and $(15.6) million for the three and nine months ended September 30, 2014. The Company's effective income tax rate was (10%) and 25% for the nine months ended September 30, 2015 and 2014, respectively.

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

The Company continues to monitor the realization of its deferred tax assets and assess the need for a valuation allowance. The Company analyzes available positive and negative evidence to determine if a valuation allowance is needed based on the weight of the evidence. The Company, on a quarterly basis, analyzes its evidence including its cyclical business cycle and the generation of taxable profit in the near term, proportionate amount of long term deferred tax assets, a cumulative loss position and weights this analysis to determine if a valuation allowance is needed. This process requires management to make estimates, assumptions and judgments that are uncertain in nature. The Company has established valuation allowances on certain foreign jurisdictions and continues to monitor and assess potential valuation and allowances in all its jurisdictions.

The Company's 2014 income tax benefit and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of state income tax expense, unrecognized tax benefits, foreign earnings, and the tax benefit related to the incremental deduction for a prior year bond repurchase premium.

16. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
		(As restated)		(As restated)
Net loss attributable to Titan	$(31,476)	$(9,067)	$(24,473)	$(27,415)
Redemption value adjustment	(11,051)	(16,330)	(11,401)	(18,007)
Net loss applicable to common shareholders	$(42,527)	$(25,397)	$(35,874)	$(45,422)
Determination of Shares:
Weighted average shares outstanding (basic and diluted)	53,707	53,497	53,685	53,484
Earnings per share:
Basic and diluted	(0.79)	(0.47)	(0.67)	(0.85)

The effect of stock options/trusts has been excluded for the three and nine months ended September 30, 2015 and 2014, as the effect would have been antidilutive. The weighted average share amount excluded was 0.2 million for the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014 the weighted average share amount excluded was 0.2 million and 0.3 million, respectively.

The effect of convertible notes has been excluded for the three and nine months ended September 30, 2015 and 2014, as the effect would have been antidilutive. The weighted average share amount excluded for convertible notes totaled 5.6 million shares for the three and nine months ended September 30, 2015 and 2014 .

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

18. SEGMENT INFORMATION

The table below presents information about certain operating results of segments for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues from external customers
Agricultural	$157,354	$227,650	$565,353	$830,090
Earthmoving/construction	111,658	154,057	389,800	470,958
Consumer	39,824	67,872	131,809	211,202
	$308,836	$449,579	$1,086,962	$1,512,250
Gross profit
Agricultural	$18,437	$29,196	$81,700	$115,689
Earthmoving/construction	5,952	10,854	29,450	(9,164)
Consumer	2,247	4,387	10,143	12,073
Unallocated corporate	(483)	(798)	(1,293)	(2,209)
	$26,153	$43,639	$120,000	$116,389
Income (loss) from operations
Agricultural	$9,847	$18,144	$54,403	$76,763
Earthmoving/construction	(5,526)	(2,984)	(7,264)	(52,313)
Consumer	(1,540)	(950)	(2,632)	(4,324)
Unallocated corporate	(17,243)	(16,724)	(50,629)	(51,843)
Income (loss) from operations	(14,462)	(2,514)	(6,122)	(31,717)

Interest expense	(8,289)	(8,951)	(25,687)	(27,136)
Foreign exchange loss	(15,333)	(13,266)	(5,720)	(11,299)
Other income, net	755	2,587	6,331	7,471
Loss before income taxes	$(37,329)	$(22,144)	$(31,198)	$(62,681)

Assets by segment were as follows (amounts in thousands):

	September 30, 2015	December 31, 2014
Total assets
Agricultural	$452,123	$508,741
Earthmoving/construction	531,417	591,553
Consumer	138,097	175,475
Unallocated corporate	215,115	219,955
	$1,336,752	$1,495,724

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

19. FAIR VALUE MEASUREMENTS

Accounting standards for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (amounts in thousands):

	September 30, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Contractual obligation investments	$9,201	$9,201	$—	$—	$9,840	$9,840	$—	$—
Derivative financial instruments asset	3,841	—	3,841	—	1,068	—	1,068	—
Preferred stock	250	—	—	250	250	—	—	250
Derivative financial instruments liability	(12)	—	(12)	—	(43)	—	(43)	—
Total	$13,280	$9,201	$3,829	$250	$11,115	$9,840	$1,025	$250

The following table presents the changes during the periods presented in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2014	$250
Total realized and unrealized gains and losses	—
Balance as of September 30, 2015	$250

20. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the chief executive officer of the Company.  The related party is Mr. Fred Taylor, Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blackstone OTR, LLC; FBT Enterprises; Green Carbon, INC; and OTR Wheel Engineering.  Sales of Titan products to these companies were approximately $0.7 million and $2.6 million for the three and nine months ended September 30, 2015, respectively, as compared to $1.1 million and $3.3 million for the three and nine months ended September 30, 2014. Titan had trade receivables due from these companies of approximately $0.3 million at September 30, 2015, and approximately $0.2 million at December 31, 2014.  Sales commissions paid to above companies were approximately $0.4 million and $1.5 million for the three and nine months ended September 30, 2015, respectively, as compared to $0.6 million and $1.9 million for the three and nine months ended September 30, 2014. Titan had purchases from these companies of approximately $2.5 million and $4.7 million for the three and nine months ended September 30, 2015, respectively.

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

The Company has a 34.2% equity stake in Wheels India Limited, a company incorporated in India and listed on the National Stock Exchange in India. The Company had trade payables due to Wheels India of approximately $0.0 million and $0.1 million at September 30, 2015, and December 31, 2014, respectively.

21. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at July 1, 2015	$(126,361)	$(24,562)	$(150,923)
Currency translation adjustments	(26,347)	—	(26,347)
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior
service cost, net of tax of $(289)	—	472	472
Balance at September 30, 2015	$(152,708)	$(24,090)	$(176,798)

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2015	$(86,571)	$(26,059)	$(112,630)

Currency translation adjustments	(66,137)	—	(66,137)
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior
service cost, net of tax of $(1,095)	—	1,969	1,969
Balance at September 30, 2015	$(152,708)	$(24,090)	$(176,798)

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended September 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$138,638	$170,198	$—	$308,836
Cost of sales	196	123,052	159,435	—	282,683
Gross profit (loss)	(196)	15,586	10,763	—	26,153
Selling, general and administrative expenses	2,118	17,490	15,904	—	35,512
Research and development expenses	—	854	2,128	—	2,982
Royalty expense	—	1,354	767	—	2,121
Loss from operations	(2,314)	(4,112)	(8,036)	—	(14,462)
Interest expense	(8,041)	—	(248)	—	(8,289)
Intercompany interest income (expense)	214	—	(214)	—	—
Foreign exchange gain (loss)	182	(1)	(15,514)	—	(15,333)
Other income (expense)	(410)	42	1,123	—	755
Loss before income taxes	(10,369)	(4,071)	(22,889)	—	(37,329)
Provision (benefit) for income taxes	3,429	(1,571)	(1,575)	—	283
Equity in earnings of subsidiaries	(23,814)	—	(4,353)	28,167	—
Net income (loss)	(37,612)	(2,500)	(25,667)	28,167	(37,612)
Net loss noncontrolling interests	—	—	(6,136)	—	(6,136)
Net income (loss) attributable to Titan	$(37,612)	$(2,500)	$(19,531)	$28,167	$(31,476)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended September 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$204,222	$245,357	$—	$449,579
Cost of sales	206	180,643	225,091	—	405,940
Gross profit (loss)	(206)	23,579	20,266	—	43,639
Selling, general and administrative expenses	2,032	15,364	21,835	—	39,231
Research and development expenses	—	1,024	2,223	—	3,247
Royalty expense	—	1,924	1,751	—	3,675
Income (loss) from operations	(2,238)	5,267	(5,543)	—	(2,514)
Interest expense	(8,128)	—	(823)	—	(8,951)
Intercompany interest income (expense)	1,661	—	(1,661)	—	—
Foreign exchange loss	(22)		(13,244)		(13,266)
Other income	832	1	1,754	—	2,587
Income (loss) before income taxes	(7,895)	5,268	(19,517)	—	(22,144)
Provision (benefit) for income taxes	(5,050)	2,115	(2,192)	—	(5,127)
Equity in earnings of subsidiaries	(14,172)	—	(1,659)	15,831	—
Net income (loss)	(17,017)	3,153	(18,984)	15,831	(17,017)
Net loss noncontrolling interests	—	—	(7,950)	—	(7,950)
Net income (loss) attributable to Titan	$(17,017)	$3,153	$(11,034)	$15,831	$(9,067)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Nine Months Ended September 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$505,945	$581,017	$—	$1,086,962
Cost of sales	634	432,331	533,997	—	966,962
Gross profit (loss)	(634)	73,614	47,020	—	120,000
Selling, general and administrative expenses	7,369	49,626	52,039	—	109,034
Research and development expenses	—	2,659	6,188	—	8,847
Royalty expense	—	5,110	3,131	—	8,241
Income (loss) from operations	(8,003)	16,219	(14,338)	—	(6,122)
Interest expense	(24,250)	(1)	(1,436)	—	(25,687)
Intercompany interest income (expense)	604	—	(604)	—	—
Foreign exchange gain (loss)	3,272	(422)	(8,570)		(5,720)
Other income	1,504	87	4,740	—	6,331
Income (loss) before income taxes	(26,873)	15,883	(20,208)	—	(31,198)
Provision (benefit) for income taxes	31	5,918	(2,755)	—	3,194
Equity in earnings of subsidiaries	(7,488)	—	(981)	8,469	—
Net income (loss)	(34,392)	9,965	(18,434)	8,469	(34,392)
Net loss noncontrolling interests	—	—	(9,919)	—	(9,919)
Net income (loss) attributable to Titan	$(34,392)	$9,965	$(8,515)	$8,469	$(24,473)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Nine Months Ended September 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$712,844	$799,406	$—	$1,512,250
Cost of sales	719	650,797	744,345	—	1,395,861
Gross profit (loss)	(719)	62,047	55,061	—	116,389
Selling, general and administrative expenses	6,064	51,965	67,913	—	125,942
Research and development expenses	72	4,391	6,455	—	10,918
Royalty expense	—	5,698	5,548	—	11,246
Loss from operations	(6,855)	(7)	(24,855)	—	(31,717)
Interest expense	(24,645)	—	(2,491)	—	(27,136)
Intercompany interest income (expense)	4,963	—	(4,963)	—	—
Foreign exchange loss	(8)	—	(11,291)		(11,299)
Other income	2,352	49	5,070	—	7,471
Income (loss) before income taxes	(24,193)	42	(38,530)	—	(62,681)
Provision (benefit) for income taxes	(11,021)	488	(5,112)	—	(15,645)
Equity in earnings of subsidiaries	(33,864)	—	(20,540)	54,404	—
Net income (loss)	(47,036)	(446)	(53,958)	54,404	(47,036)
Net loss noncontrolling interests	—	—	(19,621)	—	(19,621)
Net income (loss) attributable to Titan	$(47,036)	$(446)	$(34,337)	$54,404	$(27,415)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Three Months Ended September 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(37,612)	$(2,500)	$(25,667)	$28,167	$(37,612)
Currency translation adjustment, net	(28,444)	—	(28,444)	28,444	(28,444)
Pension liability adjustments, net of tax	472	427	45	(472)	472
Comprehensive income (loss)	(65,584)	(2,073)	(54,066)	56,139	(65,584)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(8,233)	—	(8,233)
Comprehensive income (loss) attributable to Titan	$(65,584)	$(2,073)	$(45,833)	$56,139	$(57,351)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Three Months Ended September 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(17,017)	$3,153	$(18,984)	$15,831	$(17,017)
Currency translation adjustment, net	(40,174)	—	(40,174)	40,174	(40,174)
Pension liability adjustments, net of tax	42	450	(408)	(42)	42
Comprehensive income (loss)	(57,149)	3,603	(59,566)	55,963	(57,149)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(17,002)	—	(17,002)
Comprehensive income (loss) attributable to Titan	$(57,149)	$3,603	$(42,564)	$55,963	$(40,147)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Nine Months Ended September 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(34,392)	$9,965	$(18,434)	$8,469	$(34,392)
Currency translation adjustment, net	(69,394)	—	(69,394)	69,394	(69,394)
Pension liability adjustments, net of tax	1,969	1,281	688	(1,969)	1,969
Comprehensive income (loss)	(101,817)	11,246	(87,140)	75,894	(101,817)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(13,150)	—	(13,150)
Comprehensive income (loss) attributable to Titan	$(101,817)	$11,246	$(73,990)	$75,894	$(88,667)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Nine Months Ended September 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(47,036)	$(446)	$(53,958)	$54,404	$(47,036)
Currency translation adjustment, net	(31,960)	—	(31,960)	31,960	(31,960)
Pension liability adjustments, net of tax	787	1,350	(563)	(787)	787
Comprehensive income (loss)	(78,209)	904	(86,481)	85,577	(78,209)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(30,247)	—	(30,247)
Comprehensive income (loss) attributable to Titan	$(78,209)	$904	$(56,234)	$85,577	$(47,962)

(Amounts in thousands)	Consolidating Condensed Balance Sheets September 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$137,024	$4	$56,784	$—	$193,812
Accounts receivable, net	—	64,700	119,055	—	183,755
Inventories	—	94,431	192,704	—	287,135
Prepaid and other current assets	13,437	22,857	49,708	—	86,002
Total current assets	150,461	181,992	418,251	—	750,704
Property, plant and equipment, net	7,755	143,468	308,127	—	459,350
Investment in subsidiaries	745,714	—	110,309	(856,023)	—
Other assets	52,766	1,197	72,735	—	126,698
Total assets	$956,696	$326,657	$909,422	$(856,023)	$1,336,752
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$21,038	$—	$21,038
Accounts payable	1,634	10,859	115,505	—	127,998
Other current liabilities	37,698	39,214	46,054	—	122,966
Total current liabilities	39,332	50,073	182,597	—	272,002
Long-term debt	460,161	—	32,281	—	492,442
Other long-term liabilities	9,569	18,166	55,586	—	83,321
Intercompany accounts	35,393	(253,160)	217,767	—	—
Redeemable noncontrolling interest	—	—	75,615	—	75,615
Titan stockholders' equity	412,241	511,578	344,445	(856,023)	412,241
Noncontrolling interests	—	—	1,131	—	1,131
Total liabilities and stockholders’ equity	$956,696	$326,657	$909,422	$(856,023)	$1,336,752

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(As restated)		(As restated)		(As restated)
Assets
Cash and cash equivalents	$129,985	$4	$71,462	$—	$201,451
Accounts receivable, net	(55)	63,645	135,788	—	199,378
Inventories	—	103,230	228,202	—	331,432
Prepaid and other current assets	26,803	21,105	55,761	—	103,669
Total current assets	156,733	187,984	491,213	—	835,930
Property, plant and equipment, net	7,590	160,318	359,506	—	527,414
Investment in subsidiaries	745,084	—	109,768	(854,852)	—
Other assets	51,381	827	80,172	—	132,380
Total assets	$960,788	$349,129	$1,040,659	$(854,852)	$1,495,724
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$26,233	$—	$26,233
Accounts payable	1,795	10,876	133,634	—	146,305
Other current liabilities	28,519	45,291	55,208	—	129,018
Total current liabilities	30,314	56,167	215,075	—	301,556
Long-term debt	460,161	—	36,342	—	496,503
Other long-term liabilities	15,244	20,867	71,496	—	107,607
Intercompany accounts	(56,426)	(228,307)	284,733	—	—
Redeemable noncontrolling interest	—	—	71,192	—	71,192
Titan stockholders' equity	511,495	500,402	354,450	(854,852)	511,495
Noncontrolling interests	—	—	7,371	—	7,371
Total liabilities and stockholders’ equity	$960,788	$349,129	$1,040,659	$(854,852)	$1,495,724

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$9,581	$4,532	$16,423	$30,536
Cash flows from investing activities:
Capital expenditures	(1,121)	(4,562)	(29,530)	(35,213)
Other, net	—	30	4,287	4,317
Net cash used for investing activities	(1,121)	(4,532)	(25,243)	(30,896)
Cash flows from financing activities:
Proceeds from borrowings	—	—	14,566	14,566
Payment on debt	—	—	(11,382)	(11,382)
Proceeds from exercise of stock options	144	—	—	144
Excess tax benefit from stock-based compensation	(758)	—	—	(758)
Dividends paid	(807)	—	—	(807)
Net cash provided by (used for) financing activities	(1,421)	—	3,184	1,763
Effect of exchange rate change on cash	—	—	(9,042)	(9,042)
Net decrease in cash and cash equivalents	7,039	—	(14,678)	(7,639)
Cash and cash equivalents, beginning of period	129,985	4	71,462	201,451
Cash and cash equivalents, end of period	$137,024	$4	$56,784	$193,812

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$28,013	$6,481	$42,853	$77,347
Cash flows from investing activities:
Capital expenditures	(766)	(6,841)	(38,722)	(46,329)
Acquisition of additional interest	(49)	—	(13,346)	(13,395)
Decrease in restricted cash deposits	—	—	14,268	14,268
Other, net	—	360	4,250	4,610
Net cash used for investing activities	(815)	(6,481)	(33,550)	(40,846)
Cash flows from financing activities:
Proceeds from borrowings	—	—	14,914	14,914
Payment on debt	—	—	(60,359)	(60,359)
Proceeds from exercise of stock options	141	—	—	141
Excess tax benefit from stock-based compensation	(51)	—	—	(51)
Payment of financing fees	(33)	—	—	(33)
Dividends paid	(804)	—	—	(804)
Net cash provided by (used for) financing activities	(747)	—	(45,445)	(46,192)
Effect of exchange rate change on cash	—	—	602	602
Net increase (decrease) in cash and cash equivalents	26,451	—	(35,540)	(9,089)
Cash and cash equivalents, beginning of period	81,472	4	107,884	189,360
Cash and cash equivalents, end of period	$107,923	$4	$72,344	$180,271

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
The following is a reconciliation of redeemable noncontrolling interest as of September 30, 2015 and 2014 (amounts in thousands):

	2015	2014
Balance at January 1	$71,192	$89,155
Purchase of subsidiary shares	—	(12,193)
Income (loss) attributable to redeemable noncontrolling interest	(3,690)	(15,685)
Currency translation	(3,288)	(9,498)
Redemption value adjustment	11,401	18,007
Balance at September 30	$75,615	$69,786

This obligation approximates the cost if all remaining shares were purchased by the Company on September 30, 2015, and is presented in the Consolidated Condensed Balance Sheet in redeemable noncontrolling interest, which is treated as mezzanine equity.
24. RESTATEMENT

In November 2015, the Company identified errors in the accounting for the shareholders' agreement and related redeemable noncontrolling interest in the Company’s investment in Voltyre-Prom. The Company did not correctly classify redeemable noncontrolling interest on the balance sheet as mezzanine equity, which is presented below liabilities and above equity. As the redeemable noncontrolling interest balance exceeds the carrying value of the investment, there is a reclassification of additional paid-in capital to mezzanine equity and a correction in the earnings per share calculation. Accordingly, the Company is restating its earnings per share for the three and nine months ended September 30, 2014, and its consolidated balance sheet as of December 31, 2014. The corrections had no other effect on the Consolidated Statement of Operations.
The following table (unaudited) summarizes the restatement adjustments of the Company’s earnings per share for the three months and nine months ended September 30, 2014:

	Three months ended	Nine months ended
	September 30,	September 30,
	2014	2014
Basic income (loss) per common share - as reported	$(0.17)	(0.51)
Basic income (loss) per common share - as restated	$(0.47)	$(0.85)
Adjustment	$(0.30)	$(0.34)

Diluted income (loss) per common share - as reported	$(0.17)	$(0.51)
Diluted income (loss) per common share - as restated	$(0.47)	$(0.85)
Adjustment	$(0.30)	$(0.34)

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

The table provides highlights for the quarter ended September 30, 2015, compared to 2014 (amounts in thousands):

	2015	2014	% Increase (Decrease)
Net sales	$308,836	$449,579	(31)%
Gross profit	26,153	43,639	(40)%
Loss from operations	(14,462)	(2,514)	(475)%
Net loss	(37,612)	(17,017)	(121)%

Quarter: The Company recorded sales of $308.8 million for the third quarter of 2015, which were 31% lower than the third quarter 2014 sales of $449.6 million. Overall sales experienced reductions in volume of 14% and price/mix of 5% as the agricultural market remains in a cyclical downturn. Reduced farm incomes resulted in lower demand for new equipment, primarily high horsepower agricultural equipment. The demand for the Company's products was further reduced as the result of inventory reduction efforts at OEMs and their dealers. In addition, competitive pressures and lower raw material prices, particularly in tire manufacturing, negatively impacted sales. Unfavorable currency translation decreased sales by 12%.

The Company's gross profit was $26.2 million, or 8.5% of net sales, for the third quarter of 2015, compared to $43.6 million, or 9.7% of net sales, in 2014. Loss from operations was $14.5 million for the third quarter of 2015, compared to of $2.5 million in 2014. Net loss was $37.6 million for the third quarter of 2015, compared to $17.0 million in 2014. Basic earnings per share was $(.79) in the third quarter of 2015, compared to $(.47) (as restated) in 2014. In response to lower demand from customers, the Company extended production shut-downs reducing manufacturing output which negatively impacted production capacity leverage and gross profit. Despite the large overall sales erosion resulting from the agricultural and mining cyclical downturns, the Business Improvement Framework instituted in 2014 has helped to soften the margin impact. Initiatives born from the framework helped to drive headcount reductions, expenditure rationalization, increased productivity, lower raw material costs, lower warranty costs, and pricing optimization.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The table provides highlights for the nine months ended September 30, 2015, compared to 2014 (amounts in thousands):

	2015	2014	% Increase (Decrease)
Net sales	$1,086,962	$1,512,250	(28)%
Gross profit	120,000	116,389	3%
Loss from operations	(6,122)	(31,717)	81%
Net loss	(34,392)	(47,036)	27%

Year-to-date: The Company recorded sales of $1,087.0 million for the nine months ended September 30, 2015, which were 28% lower than the nine months ended September 30, 2014 sales of $1,512.3 million. Overall sales experienced reductions in volume of 13% and price/mix of 5% as the agricultural market remains in a cyclical downturn. Reduced farm incomes resulted in lower demand for new equipment, primarily high horsepower agricultural equipment. The demand for the Company's products was further reduced as the result of inventory reduction efforts at OEMs and their dealers. In addition, competitive pressures and lower raw material prices, particularly in tire manufacturing, negatively impacted sales. Unfavorable currency translation decreased sales by 10%.

The Company's gross profit was $120.0 million, or 11.0% of net sales, for the nine months ended September 30, 2015, compared to $116.4 million, or 7.7% of net sales, in 2014. Loss from operations was $6.1 million for the nine months ended September 30, 2015, compared to $31.7 million in 2014. Net loss was $34.4 million for the nine months ended September 30, 2015, compared to $47.0 million in 2014. Basic earnings per share was $(.67) for the nine months ended September 30, 2015, compared to $(.85) (as restated) in 2014. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded an inventory write-down of $11.6 million to adjust the value of mining product inventory to estimated market value. Despite the large overall sales erosion resulting from the agricultural and mining cyclical downturns, the Business Improvement Framework instituted in 2014 has helped to soften the margin impact. Initiatives born from the framework helped to drive headcount reductions, expenditure rationalization, increased productivity, lower raw material costs, lower warranty costs, and pricing optimization.

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

Inventories
Inventories are valued at lower of cost or market. At September 30, 2015, approximately 8% of the Company's inventories were valued under the last-in, first-out (LIFO) method. The majority of steel material inventory in North America is accounted for under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. Market value is estimated based on current selling prices. Estimated provisions are established for slow-moving and obsolete inventory.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries. During the first nine months of 2015, the Company contributed cash funds of $3.2 million to its pension plans. Titan expects to contribute approximately $1.4 million to these pension plans during the remainder of 2015. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 29 to the Company's financial statements on Form 10-K for the fiscal year ended December 31, 2014.

Product Warranties
The Company provides limited warranties on workmanship of its products in all market segments. The majority of the Company's products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. Actual warranty expense may differ from historical experience. The Company's warranty accrual was $25.6 million at September 30, 2015, and $28.1 million at December 31, 2014. The Company's warranty accrual amount decreased as the result of lower sales and a decrease in warranty experience resulting from efforts to increase quality.

RESULTS OF OPERATIONS

Highlights for the three and nine months ended September 30, 2015, compared to 2014 (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$308,836	$449,579	$1,086,962	$1,512,250
Cost of sales	282,683	405,940	966,962	1,361,064
Mining asset impairment and inventory write-down	—	—	—	34,797
Gross profit	26,153	43,639	120,000	116,389
Gross profit percentage	8.5%	9.7%	11.0%	7.7%

Net Sales
Quarter: Net sales for the quarter ended September 30, 2015, were $308.8 million compared to $449.6 million in 2014, a decrease of 31%. Overall sales experienced reductions in volume of 14% and price/mix of 5% as the agricultural market remains in a cyclical downturn. Reduced farm incomes resulted in lower demand for new equipment, primarily high horsepower agricultural equipment. The demand for the Company's products was further reduced as the result of inventory reduction efforts at OEMs and their dealers. The mining industry remains in a cyclical downturn as well. In addition, competitive pressures and lower raw material prices, particularly in tire manufacturing, negatively impacted sales. Unfavorable currency translation decreased sales by 12%.

Year-to-date: Net sales for the nine months ended September 30, 2015, were $1,087.0 million compared to $1,512.3 million in 2014, a decrease of 28%. Overall sales experienced reductions in volume of 13% and price/mix of 5% as the agricultural market remains in a cyclical downturn. Reduced farm incomes resulted in lower demand for new equipment, primarily high horsepower agricultural equipment. The demand for the Company's products was further reduced as the result of inventory reduction efforts at OEMs and their dealers. The mining industry remains in a cyclical downturn as well. These decreases were partially offset by stable demand for products used in the construction industry. In addition, competitive pressures and lower raw material prices, particularly in tire manufacturing, negatively impacted sales. Unfavorable currency translation decreased sales by 10%.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Cost of Sales, Mining Asset Impairment, Mining Inventory Write-down and Gross Profit
Quarter: Cost of sales was $282.7 million for the quarter ended September 30, 2015, compared to $405.9 million in 2014. Gross profit for the third quarter of 2015 was $26.2 million, or 8.5% of net sales, compared to $43.6 million, or 9.7% of net sales for the third quarter of 2014. In response to significantly lower demand from customers, the Company extended production shut-downs reducing manufacturing output which negatively impacted production capacity leverage and gross profit. Despite the large overall sales erosion resulting from the agricultural and mining cyclical downturns, the Business Improvement Framework instituted in 2014 has helped to soften the margin impact. Initiatives born from the framework helped to drive headcount reductions, expenditure rationalization, increased productivity, lower raw material costs, lower warranty costs, and pricing optimization.

Year-to-date: Cost of sales was $967.0 million for the nine months ended September 30, 2015, compared to $1,361.1 million in 2014. Gross profit for the nine months ended September 30, 2015 was $120.0 million, or 11.0% of net sales, compared to $116.4 million, or 7.7% of net sales for the nine months ended September 30, 2014. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded an inventory write-down of $11.6 million to adjust the value of mining product inventory to estimated market value. The agricultural equipment market remains in a cyclical downturn, with lower market demand especially for high horsepower agricultural equipment. The mining industry remains in a cyclical downturn as well. Despite the large overall sales erosion resulting from the agricultural and mining cyclical downturns, the Business Improvement Framework instituted in 2014 has helped to soften the margin impact. Initiatives born from the framework helped to drive headcount reductions, expenditure rationalization, increased productivity, lower raw material costs, lower warranty costs, and pricing optimization.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Selling, general and administrative	$35,512	$39,231	$109,034	$125,942
Percentage of net sales	11.5%	8.7%	10.0%	8.3%

Quarter: Selling, general and administrative (SG&A) expenses for the third quarter of 2015 were $35.5 million, or 11.5% of net sales, compared to $39.2 million, or 8.7% of net sales, for 2014.  SG&A expenses decreased primarily as the result of currency translation.

Year-to-date: Selling, general and administrative (SG&A) expenses for the nine months ended September 30, 2015 were $109.0 million, or 10.0% of net sales, compared to $125.9 million, or 8.3% of net sales, for 2014.  SG&A expenses decreased as the result of currency translation and SG&A cost reduction initiatives.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Research and Development Expenses
Research and development expenses were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development	$2,982	$3,247	$8,847	$10,918
Percentage of net sales	1.0%	0.7%	0.8%	0.7%

Quarter: Research and development (R&D) expenses for the third quarter of 2015 were $3.0 million, or 1.0% of net sales, compared to $3.2 million, or 0.7% of net sales, for 2014.

Year-to-date: Research and development (R&D) expenses for the nine months ended September 30, 2015 were $8.8 million, or 0.8% of net sales, compared to $10.9 million, or 0.7% of net sales, for 2014.

Royalty Expense
Royalty expense was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Royalty expense	$2,121	$3,675	$8,241	$11,246

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

Quarter: Royalty expenses were $2.1 million and $3.7 million for the quarters ended September 30, 2015 and 2014, respectively.

Year-to-date: Royalty expenses were $8.2 million and $11.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Loss from Operations
Loss from operations was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Loss from operations	$(14,462)	$(2,514)	$(6,122)	$(31,717)
Percentage of net sales	(4.7)%	(0.6)%	(0.6)%	(2.1)%

Quarter: Loss from operations for the third quarter of 2015, was $14.5 million, or (4.7)% of net sales, compared to $2.5 million, or (0.6)% of net sales, in 2014.  This decrease was the net result of the items previously discussed.

Year-to-date: Loss from operations for the nine months ended September 30, 2015, was $6.1 million, or (0.6)% of net sales, compared to $31.7 million, or (2.1)% of net sales, in 2014.  This increase was the net result of the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense
Interest expense was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest expense	$8,289	$8,951	$25,687	$27,136

Quarter: Interest expense was $8.3 million and $9.0 million for the quarters ended September 30, 2015, and 2014, respectively. Interest expense for the third quarter of 2015 decreased primarily as a result of decreased interest expense at Titan Europe.

Year-to-date: Interest expense was $25.7 million and $27.1 million for the nine months ended September 30, 2015, and 2014, respectively. Interest expense for the first nine months of 2015 decreased primarily as a result of decreased interest expense at Titan Europe.

Foreign Exchange Loss
Foreign exchange loss was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Foreign exchange loss	$(15,333)	$(13,266)	$(5,720)	$(11,299)

Foreign currency loss in the first nine months of 2015 and 2014 primarily reflects the translation of intercompany loans at certain foreign subsidiaries denominated in currencies other than their functional currencies. Since such loans are expected to be settled in cash at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates. The $5.7 million currency exchange loss at September 30, 2015, included $3.3 million gain relating to derivative financial instruments on such intercompany loans.

During the second quarter of 2015, the Company identified a subsidiary investment which was improperly classified as an intercompany liability. As a result of the correction of this item, the Company reclassified currency translation in other comprehensive income to currency exchange gain. The nine months ended September 30, 2015, included $3.1 million in currency exchange gain related to this correction.

Other Income
Other income was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Other income	$755	$2,587	$6,331	$7,471

Quarter: Other income was $0.8 million for the quarter ended September 30, 2015, as compared to $2.6 million in 2014.  For the quarter ended September 30, 2015, the Company recorded interest income of $0.5 million, Wheels India Limited equity income of $0.5 million, and discount amortization on prepaid royalty of $0.5 million. For the quarter ended September 30, 2014, the Company recorded discount amortization on prepaid royalty of $0.7 million, and Wheels India Limited equity income of $1.2 million.

Year-to-date: Other income was $6.3 million for the nine months ended September 30, 2015, as compared to of $7.5 million in 2014.  For the nine months ended September 30, 2015, the Company recorded interest income of $2.0 million, and discount amortization on prepaid royalty of $1.5 million. For the nine months ended September 30, 2014, the Company recorded discount amortization on prepaid royalty of $2.2 million, Wheels India Limited equity income of $2.1 million, and interest income of $0.7 million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Provision (benefit) for income taxes	$283	$(5,127)	$3,194	$(15,645)

Quarter: The Company recorded income tax expense of $0.3 million for the quarter ended September 30, 2015, as compared to a benefit from income taxes of $5.1 million for the quarter ended September 30, 2014.  The Company's effective income tax rate was (1%) and 23% for the three months ended September 30, 2015 and 2014, respectively.

Year-to-date: The Company recorded income tax expense of $3.2 million for the nine months ended September 30, 2015, as compared to a benefit from income taxes of $15.6 million for the nine months ended September 30, 2014.   The Company's effective income tax rate was (10%) and 25% for the nine months ended September 30, 2015 and 2014, respectively.

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

The Company continues to monitor the realization of its deferred tax assets and assess the need for a valuation allowance. The Company analyzes available positive and negative evidence to determine if a valuation allowance is needed based on the weight of the evidence. The Company, on a quarterly basis, analyzes its evidence including its cyclical business cycle and the generation of taxable profit in the near term, proportionate amount of long term deferred tax assets, a cumulative loss position and weights this analysis to determine if a valuation allowance is needed. This process requires management to make estimates, assumptions and judgments that are uncertain in nature. The Company has established valuation allowances on certain foreign jurisdictions and continues to monitor and assess potential valuation and allowances in all its jurisdictions.

The Company's 2014 income tax benefit and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of state income tax expense, unrecognized tax benefits, foreign earnings, and the tax benefit related to the incremental deduction for a prior year bond repurchase premium.

Net Loss
Net loss was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(37,612)	$(17,017)	$(34,392)	$(47,036)

Quarter: Net loss for the third quarter of September 30, 2015, was $37.6 million, compared to $17.0 million in 2014. For the quarters ended September 30, 2015 and 2014, basic and diluted earnings per share were $(.79) and $(.47) (as restated), respectively. The Company's greater net loss and lower earnings per share were due to the items previously discussed.

Year-to-date: Net loss for the nine months ended September 30, 2015 and 2014, was $34.4 million and $47.0 million , respectively. For the nine months ended September 30, 2015 and 2014, basic and diluted earnings per share were $(.67) and $(.85) (as restated), respectively. The Company's greater net loss and higher earnings per share were due to the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$157,354	$227,650	$565,353	$830,090
Gross profit	18,437	29,196	81,700	115,689
Income from operations	9,847	18,144	54,403	76,763

Quarter: Net sales in the agricultural market were $157.4 million for the quarter ended September 30, 2015, as compared to $227.7 million in 2014, a decrease of 31%. Overall sales experienced reductions in volume of 18% and price/mix of 3% as the agricultural market remains in a cyclical downturn. Reduced farm incomes resulted in lower demand for new equipment, primarily high horsepower agricultural equipment. The demand for the Company's products was further reduced as the result of inventory reduction efforts at OEMs and their dealers. Unfavorable currency translation decreased sales by 10%.

Gross profit in the agricultural market was $18.4 million for the quarter ended September 30, 2015, as compared to $29.2 million in 2014.  Income from operations in the agricultural market was $9.8 million for the quarter ended September 30, 2015, as compared to $18.1 million in 2014.  In response to lower demand from customers, the Company extended production shut-downs reducing manufacturing output which negatively impacted production capacity leverage and gross profit. Despite the large overall sales erosion resulting from the agricultural and mining cyclical downturns, the Business Improvement Framework instituted in 2014 has helped to soften the margin impact. Initiatives born from the framework helped to drive headcount reductions, expenditure rationalization, increased productivity, lower raw material costs, lower warranty costs, and pricing optimization.

Year-to-date: Net sales in the agricultural market were $565.4 million for the nine months ended September 30, 2015, as compared to $830.1 million in 2014, a decrease of 32%. Overall sales experienced reductions in volume of 20% and price/mix of 5% as the agricultural market remains in a cyclical downturn. Reduced farm incomes result in lower demand for new equipment, primarily high horsepower agricultural equipment. The demand for the Company's products was further reduced as the result of inventory reduction efforts at OEMs and their dealers. Unfavorable currency translation decreased sales by 7%.

Gross profit in the agricultural market was $81.7 million for the nine months ended September 30, 2015, as compared to $115.7 million in 2014.  Income from operations in the agricultural market was $54.4 million for the nine months ended September 30, 2015, as compared to $76.8 million in 2014.  Despite the large overall sales erosion resulting from the agricultural and mining cyclical downturns, the Business Improvement Framework instituted in 2014 has helped to soften the margin impact. Initiatives born from the framework helped to drive headcount reductions, expenditure rationalization, increased productivity, lower raw material costs, lower warranty costs, and pricing optimization.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$111,658	$154,057	$389,800	$470,958
Gross profit (loss)	5,952	10,854	29,450	(9,164)
Loss from operations	(5,526)	(2,984)	(7,264)	(52,313)

Quarter: The Company's earthmoving/construction market net sales were $111.7 million for the quarter ended September 30, 2015, as compared to $154.1 million in 2014, a decrease of 28%. Unfavorable currency translation decreased sales by 10%. Segment sales experienced price/mix reductions of 11% as a consequence of reduced demand for Titan products used in the mining industry. The mining industry remains in a cyclical downturn. Overall volume in the earthmoving/construction market decreased 7%.

Gross profit in the earthmoving/construction market was $6.0 million for the quarter ended September 30, 2015, as compared to $10.9 million in 2014. The Company's earthmoving/construction market loss from operations was $5.5 million for the quarter ended September 30, 2015, as compared to $3.0 million in 2014. In response to significantly lower demand from customers, the Company extended production shut-downs reducing manufacturing output which negatively impacted production capacity leverage and gross profit. Despite the large overall sales erosion resulting from the mining cyclical downturns, the Business Improvement Framework instituted in 2014 has helped to soften the market impact. Initiatives born from the framework helped to drive headcount reductions, expenditure rationalization, increased productivity, lower raw material costs, lower warranty costs, and pricing optimization.

Year-to-date: The Company's earthmoving/construction market net sales were $389.8 million for the nine months ended September 30, 2015, as compared to $471.0 million in 2014, a decrease of 17%. Unfavorable currency translation decreased sales by 11%. Segment sales experienced price/mix reductions of 5% as a consequence of reduced demand for Titan products used in the mining industry, including giant OTR tires. The mining industry remains in a cyclical downturn. Overall volume in the earthmoving/construction market decreased 1%.

Gross profit in the earthmoving/construction market was $29.5 million for the nine months ended September 30, 2015, as compared to gross loss of $9.2 million in 2014. The Company's earthmoving/construction market loss from operations was $7.3 million for the nine months ended September 30, 2015, as compared to $52.3 million in 2014. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded an inventory write-down of $11.6 million to adjust the value of mining product inventory to estimated market value. When adjusted to remove these items, the gross profit for the nine months ended September 30, 2014, was $25.6 million and loss from operations was $17.5 million. Despite the large overall sales erosion resulting from the mining cyclical downturns, gross margin as a percentage of sales benefited from the Business Improvement Framework instituted in 2014. Initiatives born from the framework helped to drive headcount reductions, expenditure rationalization, increased productivity, lower raw material costs, lower warranty costs, and pricing optimization.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$39,824	$67,872	$131,809	$211,202
Gross profit	2,247	4,387	10,143	12,073
Loss from operations	(1,540)	(950)	(2,632)	(4,324)

Quarter: Consumer market net sales were $39.8 million for the quarter ended September 30, 2015, as compared to $67.9 million in 2014. Sales in the consumer market decreased primarily as the result of unfavorable currency translation at overseas facilities. Lower sales also resulted from the loss of lower margin intermediate products produced under supply agreements with various customers.

Gross profit from the consumer market was $2.2 million for the quarter ended September 30, 2015, as compared to $4.4 million in 2014. Consumer market loss from operations was $1.5 million for the quarter ended September 30, 2015, as compared to $1.0 million in 2014.

Year-to-date: Consumer market net sales were $131.8 million for the nine months ended September 30, 2015, as compared to $211.2 million in 2014. Sales in the consumer market decreased primarily as the result of unfavorable currency translation at overseas facilities. Lower sales also resulted from the loss of lower margin intermediate products produced under supply agreements with various customers.

Gross profit from the consumer market was $10.1 million for the nine months ended September 30, 2015, as compared to $12.1 million in 2014. Consumer market loss from operations was $2.6 million for the nine months ended September 30, 2015, as compared to $4.3 million in 2014. Although sales were lower in the first nine months of 2015, compared to 2014, the Company was successful in reducing costs related to the production of consumer segment products.

Segment Summary (Amounts in thousands)

Three months ended September 30, 2015	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$157,354	$111,658	$39,824	$—	$308,836
Gross profit (loss)	18,437	5,952	2,247	(483)	26,153
Income (loss) from operations	9,847	(5,526)	(1,540)	(17,243)	(14,462)
Three months ended September 30, 2014
Net sales	$227,650	154,057	$67,872	$—	$449,579
Gross profit (loss)	29,196	10,854	4,387	(798)	43,639
Income (loss) from operations	18,144	(2,984)	(950)	(16,724)	(2,514)

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Nine months ended September 30, 2015	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$565,353	$389,800	$131,809	$—	$1,086,962
Gross profit (loss)	81,700	29,450	10,143	(1,293)	120,000
Income (loss) from operations	54,403	(7,264)	(2,632)	(50,629)	(6,122)
Nine months ended September 30, 2014
Net sales	$830,090	470,958	$211,202	$—	$1,512,250
Gross profit (loss)	115,689	(9,164)	12,073	(2,209)	116,389
Income (loss) from operations	76,763	(52,313)	(4,324)	(51,843)	(31,717)

Corporate Expenses

Quarter: Income from operations on a segment basis does not include corporate expenses totaling $17.2 million for the quarter ended September 30, 2015, as compared to $16.7 million for 2014. Corporate expenses were composed of selling and marketing expenses of approximately $12 million and $8 million for the quarters ended September 30, 2015, and 2014, respectively; and administrative expenses of approximately $5 million and $8 million for the quarters ended September 30, 2015, and 2014, respectively.

Year-to-date: Income from operations on a segment basis does not include corporate expenses totaling $50.6 million for the nine months ended September 30, 2015, as compared to $51.8 million for 2014. Corporate expenses were composed of selling and marketing expenses of approximately $27 million and $25 million for the nine months ended September 30, 2015, and 2014, respectively; and administrative expenses of approximately $24 million and $27 million for the nine months ended September 30, 2015, and 2014, respectively.

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

The Company's recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined by the Company with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. Titan expects to contribute approximately $1.4 million to these pension plans during the remainder of 2015.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of September 30, 2015, the Company had $193.8 million of cash.

(amounts in thousands)	September 30,	December 31,
	2015	2014	Change
Cash	$193,812	$201,451	$(7,639)

The cash balance decreased by $7.6 million from December 31, 2014, due to the following items.

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Nine months ended September 30,
	2015	2014	Change
Net loss	$(34,392)	$(47,036)	$12,644
Depreciation and amortization	52,981	67,789	(14,808)
Mining asset impairment	—	23,242	(23,242)
Mining inventory write-down	—	11,555	(11,555)
Deferred income tax provision	(8,578)	(15,218)	6,640
Accounts receivable	(8,531)	13,636	(22,167)
Inventories	13,486	(6,057)	19,543
Prepaid and other current assets	4,397	21,923	(17,526)
Accounts payable	4,646	(5,457)	10,103
Other current liabilities	(750)	7,376	(8,126)
Other liabilities	2,970	5,423	(2,453)
Other operating activities	4,307	171	4,136
Cash provided by operating activities	$30,536	$77,347	$(46,811)

In the first nine months of 2015, operating activities provided $30.5 million of cash, including an increase in accounts receivable of $8.5 million, offset by a decrease in inventories of $13.5 million. Included in net loss of $34.4 million were noncash charges for depreciation and amortization of $53.0 million.

In the first nine months of 2014, operating activities provided cash of $77.3 million, including a decrease in account receivable of $13.6 million and in prepaid and other current assets of $21.9 million, which included a $36.0 million tax refund received in the first quarter of 2014. Included in net loss of $47.0 million were noncash charges for depreciation and amortization of $67.8 million, mining asset impairment charge of $23.2 million, and mining inventory write-down of $11.6 million.

Operating cash flows decreased $46.8 million when comparing the first nine months of 2015, to the first nine months of 2014. The net loss in the first nine months of 2015 was a $12.6 million increase from the loss in the first nine months of 2014. When comparing the first nine months of 2015 to the first nine months of 2014, cash flows from prepaid and other current assets and accounts receivable decreased $17.5 million and $22.2 million, respectively, which was partially offset by increased cash flows from inventories of $19.5 million.

The Company's inventory balance was lower at September 30, 2015, as compared to December 31, 2014. Days sales in inventory increased to 77 days at September 30, 2015, from 68 days at December 31, 2014. The Company's accounts receivable balance was lower at September 30, 2015, as compared to December 31, 2014. Days sales outstanding increased to 54 days at September 30, 2015, from 47 days at December 31, 2014.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Nine months ended September 30,
	2015	2014	Change
Capital expenditures	$(35,213)	$(46,329)	$11,116
Acquisitions	—	(13,395)	13,395
Decrease in restricted cash deposits	—	14,268	(14,268)
Other investing activities	4,317	4,610	(293)
Cash used for investing activities	$(30,896)	$(40,846)	$9,950

Net cash used for investing activities was $30.9 million in the first nine months of 2015, as compared to $40.8 million in the first nine months of 2014. The Company invested a total of $35.2 million in capital expenditures in the first nine months of 2015, compared to $46.3 million in 2014. The 2015 and 2014 expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan's existing business and maintaining existing equipment. In the first nine months of 2014, cash used for acquisitions of $13.4 million represents additional ownership percentage of Voltyre-Prom, which also decreased restricted cash deposits by $14.3 million.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Nine months ended September 30,
	2015	2014	Change
Proceeds from borrowings	$14,566	$14,914	$(348)
Proceeds from exercise of stock options	144	141	3
Payment of financing fees	—	(33)	33
Payment on debt	(11,382)	(60,359)	48,977
Excess tax benefit from stock-based compensation	(758)	(51)	(707)
Dividends paid	(807)	(804)	(3)
Cash provided by (used for) financing activities	$1,763	$(46,192)	$47,955

In the first nine months of 2015, $1.8 million of cash was provided by financing activities. This cash was primarily provided by proceeds from borrowing of $14.6 million, partially offset by payment of debt of $11.4 million.

In the first nine months of 2014, $46.2 million of cash was used for financing activities. This cash was primarily used for payment on debt of $60.4 million, partially offset by proceeds from borrowings of $14.9 million.

Financing cash flows increased by $48.0 million when comparing the first nine months of 2015 to 2014. This increase was primarily the lower payments on debt.

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

Liquidity Outlook
At September 30, 2015, the Company had $193.8 million of cash and cash equivalents and no outstanding borrowings on the Company's $150 million credit facility. Titan's availability under this domestic facility may be less than $150 million as a result of eligible accounts receivable and inventory balances at certain domestic subsidiaries. At September 30, 2015, the amount available was $81.7 million as a result of the Company's decrease in sales which impacted both accounts receivable and inventory balances. The cash and cash equivalents balance of $193.8 million includes $58.8 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. However, if foreign funds were needed for U.S. operations, the Company would be required to accrue and pay taxes to repatriate the funds.

Capital expenditures for the remainder of 2015 are estimated to be approximately $10 million.  Cash payments for interest are currently forecasted to be approximately $14 million for the remainder of 2015 based on September 30, 2015 debt balances. The forecasted interest payments are comprised primarily of the semi-annual payment of $13.8 million (due October 1) for the 6.875% senior secured notes.

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

In July 2015, the FASB issued ASU No 2015-11, "Simplifying the Measurement of Inventory." This update provides that an entity should measure inventory with the scope of the update at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

MARKET CONDITIONS AND OUTLOOK
In the first nine months of 2015, Titan experienced lower sales when compared to the sales levels in the first nine months of 2014.  The lower sales levels were primarily the result of decreased demand for high horsepower equipment used in the agricultural market, which remains in a cyclical downturn, and unfavorable currency translation. In addition, competitive pressures and lower raw material prices, particularly in tire manufacturing, negatively impacted sales.

Energy, raw material and petroleum-based product costs have been volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were lower in the first nine months of 2015 when compared to the first nine months of 2014 due to decreased demand for high horsepower equipment used in the agricultural market.  Farm net income is expected to be reduced in 2015 due to lower commodity prices. Lower income levels are putting pressure on the demand for large farm equipment. In addition, large equipment sales have deteriorated significantly after a robust cycle in recent years past. The mix shift to lower horsepower tractors has eroded both sales and gross margin. Many variables, including weather, commodity prices, export markets and future government policies and payments can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving/construction market sales were lower in the first nine months of 2015 when compared to the first nine months of 2014 primarily due to unfavorable currency translation. Reduced demand for larger products used in the mining industry is expected to continue for the remainder of 2015 as weakness continues in the mining industry. Demand for small earthmoving/construction equipment used in the housing and commercial construction sectors has improved.  The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and other macroeconomic drivers.

CONSUMER MARKET OUTLOOK
Consumer market sales were lower in the first nine months of 2015, when compared to the first nine months of 2014. Sales in the consumer market decreased primarily as the result of unfavorable currency translation at overseas facilities. The consumer market is expected to remain highly competitive for the remainder of 2015.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the Company's 2014 Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan’s management, including the principal executive officer and principal financial officer, evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015, because of a material weakness in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) previously disclosed in the Company's 2014 Form 10-K.

Previously Disclosed Material Weakness
Management previously reported a material weakness in the Company's internal control over financial reporting in the Form 10-K for the year ended December 31, 2014. The material weakness relates to accounting complexities, insufficient resources, and the challenge of financial controller continuity at select international locations. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management is actively reviewing the resources, processes and systems needed to remediate the material weakness. Resources have been added in financial reporting, tax and international locations, including the addition of a Chief Accounting Officer. Financial reporting processes and systems are currently being enhanced to ensure proper internal control over financial reporting. A final assessment of enhancements needed to internal controls and financial reporting systems will be completed during the fourth quarter of 2015.

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