Form 10-K
period 2015-12-31
TITAN INTERNATIONAL INC
filed 2016-02-25
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

(217) 228-6011
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.00001 par value	New York Stock Exchange (Symbol: TWI)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $463 million based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2015.
Indicate the number of shares of Titan International, Inc. outstanding: 53,957,160 shares of common stock, $0.00001 par value, as of February 15, 2016

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on June 2, 2016, are incorporated by reference into Part III of this Form 10-K.

TITAN INTERNATIONAL, INC.

PART I

ITEM 1 – BUSINESS

INTRODUCTION
Titan International, Inc. and its subsidiaries (Titan or the Company) hold the position of being a global wheel, tire and undercarriage industrial group servicing customers across its target markets.  As a leading manufacturer in the off-highway industry, Titan produces a broad range of specialty products to meet the specifications of original equipment manufacturers (OEMs) and aftermarket customers in the agricultural, earthmoving/construction and consumer markets.  As a manufacturer of both wheels and tires, the Company is uniquely positioned to offer customers added value through complete wheel and tire assemblies. Titan's agricultural market includes rims, wheels, tires and undercarriage systems and components manufactured for use on various agricultural and forestry equipment. Titan’s earthmoving/construction market includes rims, wheels, tires and undercarriage systems and components for various types of off-the-road (OTR) earthmoving, mining, military and construction equipment. The Company's consumer market includes bias truck tires in Latin America and light truck tires in Russia, as well as products for all-terrain vehicles (ATVs).

As one of the few companies dedicated to off-highway wheels, tires and assemblies, Titan’s engineering and manufacturing resources are focused on designing quality products that address the needs of our end-users.  Titan’s team of experienced engineers continually work on new and improved engineered solutions that evolve with today’s applications for the off-highway wheel, tire and assembly markets.

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
In 2015, Titan’s agricultural segment sales represented 52% of net sales, the earthmoving/construction segment represented 36% and the consumer segment represented 12% of net sales.

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

The Company follows an adoption strategy whereby LSW assemblies are placed with certain end users in order to demonstrate the superior performance of this innovative solution. With LSW, these end users experience reduced power hop, road lope, soil compaction, and fuel consumption as well as improved safety and performance. Both power hop and road lope can disturb ride and impede equipment performance. Low sidewall technology has been widely adopted within the automotive industry for many years. The benefits translate to Titan's markets through superior comfort, ride and fuel economy.

•	OTR and Earthmoving Product
The Company’s 2006 acquisition of the OTR tire assets of Continental Tire North America, Inc. in Bryan, Ohio, expanded Titan’s product offering into larger earthmoving, construction and mining tires.  In 2008, the Company expanded the Bryan facility production capacity to include giant mining tires.  The mining tire market is expected to offer long-term opportunities.

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

For additional information concerning the revenues, certain expenses, income from operations and assets attributable to each of the segments in which the Company operates, see Note 32 to the Company's consolidated financial statements, included in Item 8 of our 2015 Form 10-K.

AGRICULTURAL SEGMENT
Titan’s agricultural rims, wheels, tires and undercarriage systems and components are manufactured for use on various agricultural equipment, including tractors, combines, skidders, plows, planters and irrigation equipment, and are sold directly to OEMs and to the aftermarket through independent distributors, equipment dealers and Titan’s own distribution centers.  The wheels and rims range in diameter from 9 inches to 54 inches, with the 54-inch diameter being the largest agricultural wheel manufactured in North America.  Basic configurations are combined with distinct variations (such as different centers and a wide range of material thickness) allowing the Company to offer a broad line of products to meet customer specifications.  Titan’s agricultural tires range from approximately 1 foot to approximately 7 feet in outside diameter and from 5 inches to 55 inches in width.  The Company offers the added value of delivering a complete wheel and tire assembly to customers.

EARTHMOVING/CONSTRUCTION SEGMENT
The Company manufactures rims, wheels, tires and undercarriage systems and components for various types of OTR earthmoving, mining, military, construction and forestry equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, articulated dump trucks, load transporters, haul trucks, backhoe loaders, crawler tractors, lattice cranes, shovels and hydraulic excavators.  The earthmoving/construction market is often referred to as OTR, an acronym for off-the-road.  The Company provides OEM and aftermarket customers with a broad range of earthmoving/construction wheels ranging in diameter from 20 inches to 63 inches and in weight from 125 pounds to 7,000 pounds.  The 63-inch diameter wheel is the largest manufactured in North America for the earthmoving/construction market. Titan’s earthmoving/construction tires range from approximately 3 feet to approximately 13 feet in outside diameter and in weight from 50 pounds to 12,500 pounds.  The Company offers the added value of wheel and tire assembly for certain applications in the earthmoving/construction segment.

CONSUMER SEGMENT
Titan manufactures bias truck tires in Latin America and light truck tires in Russia.  Titan also offers select products for ATVs, turf, and golf cart applications. This segment also includes sales that do not readily fall into the Company's other segments including brakes and materials sold under various supply agreements. The North America brake business was divested in November 2015.

SEGMENT SALES

	Year ended December 31,
(Amounts in thousands)	2015		2014		2013
	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales
Agricultural	$723,715	52%	$1,016,882	54%	$1,182,187	55%
Earthmoving/construction	505,927	36%	610,596	32%	749,115	34%
Consumer	165,129	12%	268,049	14%	232,293	11%
	$1,394,771		$1,895,527		$2,163,595

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

The undercarriage systems, custom designed and produced by the Company, consist of a structured steel fabricated frame, all the undercarriage components mentioned above (track groups, track and carrier rollers, idler assemblies and sprockets) and a final drive. They are completely assembled in house, for consistent quality.

•	Quality Control
The Company is ISO certified at all five main domestic manufacturing facilities located in Bryan, Ohio; Des Moines, Iowa; Freeport, Illinois; Quincy, Illinois; and Saltville, Virginia, as well as the majority of the foreign manufacturing facilities.  The ISO series is a set of related and internationally recognized standards of management and quality assurance.  The standards specify guidelines for establishing, documenting and maintaining a system to ensure quality.  The ISO certifications are a testament to Titan’s dedication to providing quality products for its customers.

RAW MATERIALS
Steel and rubber are the primary raw materials used by the Company in all segments.  To ensure a consistent steel supply, Titan purchases raw steel from key steel mills and maintains relationships with steel processors for steel preparation.  The Company is not dependent on any single producer for its steel supply; however, some components do have limited suppliers.  Rubber and other raw materials for tire manufacture represent some of the Company’s largest commodity expenses.  Titan buys rubber in markets where there are usually several sources of supply.  In addition to the development of key domestic suppliers, the Company’s strategic procurement plan includes international steel and rubber suppliers to assure competitive price and quality in the global marketplace.  As is customary in the industry, the Company does not have long-term contracts for the purchase of steel or rubber and, therefore, purchases are subject to price fluctuations. Titan has developed a procurement strategy and practice that will mitigate price risk and lower cost.

CAPITAL EXPENDITURES
Capital expenditures for 2015, 2014 and 2013 were $48.4 million, $58.4 million and $80.1 million, respectively.  The capital expenditures in each year were used primarily for expanding capabilities, updating manufacturing equipment, and for further automation at the Company’s facilities. These capital expenditures are anticipated to be used to primarily enhance the Company’s existing facilities and manufacturing capabilities, and drive productivity gains.

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

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia and other Commonwealth of Independent States countries. The North American and Latin American farm tire royalties were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition. The Company also has a trademark license agreement with Goodyear to manufacture and sell certain non-farm tire products in Latin America.

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

RESEARCH, DEVELOPMENT AND ENGINEERING
The Company’s research, development and engineering staff tests original designs and technologies and develops new manufacturing methods to improve product performance.  These services enhance the Company’s relationships with its customers. Titan's unique advantage as both a wheel and tire manufacturer allow the Company to design, test, and bring to market innovative solutions to meet the specific needs of its customers. Titan has also developed a Low Sidewall (LSW) tire technology, featuring a larger rim diameter and a smaller sidewall than standard tires, which helps reduce power hop, road lope, soil compaction, and provides improved safety and performance. Research and development (R&D) expenses are expensed as incurred.  R&D costs were $11.2 million, $14.0 million and $11.2 million for the years ending December 31, 2015, 2014 and 2013, respectively.

CUSTOMERS
Titan’s 10 largest customers accounted for 31% of net sales for the year ended December 31, 2015, and 41% for the year ended December 31, 2014.  Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction and consumer segments combined represented 10% and 12% of the Company’s consolidated revenues for the years ended December 31, 2015 and 2014, respectively.  No other customer accounted for more than 10% of the Company’s net sales in 2015 or 2014.  Management believes the Company is not totally dependent on any single customer; however, certain products are dependent on a few customers.  While the loss of any substantial customer could impact Titan’s business, the Company believes that its diverse product mix and customer base may minimize a longer-term impact caused by any such loss.

ORDER BACKLOG
As of January 31, 2016, Titan estimates $284 million in open orders compared to $371 million at January 31, 2015, for the Company’s operations.  The January 31, 2016 open order amount included $126 million in the agricultural segment, $147 million in the earthmoving/construction segment, and $11 million in the consumer segment. The January 31, 2015 open order amount included $160 million in the agricultural segment, $189 million in the earthmoving/construction segment, and $22 million in the consumer segment. The Company believes that current open orders will be filled during the current year. The Company's backlog of open orders is not considered material to, or a significant factor in, evaluating and understanding any of its business segments or its businesses considered as a whole.

INTERNATIONAL OPERATIONS
In April of 2011, the Company closed on the acquisition of The Goodyear Tire & Rubber Company's Latin American farm tire business. As a result of this transaction, the Company operates a manufacturing facility in Sao Paulo, Brazil. The Latin American operations recorded 12% and 16% of the Company's sales for the years ended December 31, 2015 and 2014, respectively.

In October of 2012, the Company closed on the acquisition of Titan Europe and, as a result, expanded its global footprint. The Titan Europe operations accounted for 31% and 27% of the Company's sales for the years ended December 31, 2015 and 2014, respectively.

In October 2013, the Company closed on the acquisition of Voltyre-Prom. As a result of this transaction, the Company operates a manufacturing facility in Volgograd, Russia, expanding its presence to the CIS region. The Voltyre-Prom operations accounted for 5% of the Company's sales for both of the years ended December 31, 2015 and 2014.

EMPLOYEES
At December 31, 2015, the Company employed approximately 6,000 people worldwide, including approximately 4,000 located outside the United States.

The collective bargaining agreements at the Company's Bryan, Ohio; Freeport, Illinois; and Des Moines, Iowa facilities, which account for approximately 43% of the Company’s U.S. employees, expire in March 2017.

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

Presently, two of Titan’s subsidiaries are currently involved in litigation concerning environmental laws and regulations;

On October 26, 2010, the United States of America, on behalf of the Environmental Protection Agency (“EPA”), filed a complaint against Dico, Inc. (“Dico”) and Titan Tire Corporation (“Titan Tire”) in the U.S. District Court for the Southern District of Iowa, wherein the EPA sought civil penalties, punitive damages and response costs against Dico and Titan Tire pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”).

On June 11, 2015, Titan Tire and Dico, Inc. appealed the U.S. District Court’s order granting the EPA’s motion for summary judgment that found Dico and Titan Tire liable for civil penalties and response costs for violating CERCLA and Dico liable for civil penalties and punitive damages for violating an EPA Administrative Order.

On December 10, 2015, the United States Court of Appeals reversed the District Court’s summary judgment order with respect to “arranger” liability for Titan Tire and Dico under CERCLA and the imposition of punitive damages against Dico for violating the EPA Administrative Order, but affirmed the summary judgment order imposing civil penalties in the amount of $1.62 million against Dico for violating the EPA Administrative Order violation.

The case has been remanded to the District Court for trial on the issues of “arranger” liability under CERCLA as to Titan Tire and Dico and whether punitive damages should be imposed upon Dico for alleged violations of the EPA Administrative Order.

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

NEW YORK STOCK EXCHANGE CERTIFICATION
The Company submitted to the New York Stock Exchange during fiscal 2015 the Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

AVAILABLE INFORMATION
The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are made available, without charge, through the Company’s website located at www.titan-intl.com as soon as reasonably practicable after they are filed with the Securities and Exchange Commission (SEC).  The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The following documents are also posted on the Company’s website:

•	Corporate Governance Policy

•	Business Conduct Policy

•	Audit Committee Charter

•	Compensation Committee Charter

•	Nominating Committee Charter

•	Corporate Governance Committee Charter

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
The Company does not generally enter into long-term commodity contracts and does not use derivative commodity instruments to hedge exposures to commodity market price fluctuations.  Therefore, the Company is exposed to price fluctuations of key commodities, which consist primarily of steel and rubber.  Although the Company attempts to pass on certain material price increases to its customers, there is no assurance that the Company will be able to do so in the future.  Any increase in the price of steel and rubber that is not passed on to customers could have a material adverse effect on Titan’s results of operations.

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
The Company's sales are substantially dependent on three major industries: agricultural equipment, earthmoving/construction equipment and consumer products.  The business activity levels in these industries are subject to specific industry and general economic cycles.  Any downturn in these industries or the general economy could have a material adverse effect on Titan’s business.

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
The Company’s ten largest customers, which are primarily original equipment manufacturers (OEMs), accounted for 31% of Titan’s net sales for 2015.  Net sales to Deere & Company represented 10% of total 2015 net sales.  No other customer accounted for more than 10% of net sales in 2015.  As a result, Titan’s business could be adversely affected if one of its larger customers reduces its purchases from Titan due to work stoppages or slow-downs, financial difficulties, as a result of termination provisions, competitive pricing or other reasons.  There is also continuing pressure from the OEMs to reduce costs, including the cost of products and services purchased from outside suppliers such as Titan.  The Company has had long-term relationships with major customers and expects to continue these relationships.  There can be no assurance that Titan will be able to maintain such ongoing relationships.  Any failure to maintain the Company’s relationship with a leading customer could have an adverse effect on results of operations.

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
Domestic and foreign political developments and government regulations and policies directly affect the agricultural, earthmoving/construction and consumer products industries in the United States and abroad. Regulations and policies in the agricultural industry include those encouraging farm acreage reduction in the United States and granting ethanol subsidies. Regulations and policies relating to the earthmoving/construction industry include the construction of roads, bridges and other items of infrastructure. The modification of existing laws, regulations or policies or the adoption of new laws, regulations or policies could have an adverse effect on any one or more of these industries and, therefore, on Titan’s business.

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

•	The Company may be affected by unfair trade.
Titan faces intense competition from producers both in the United States and around the world.  In early January 2016, Titan, along with the United Steel Workers, filed petitions with the U.S. Department of Commerce (“Dept. of Commerce”) and the U.S. International Trade Commission (“ITC”) alleging that imported off-the-road tires from India and Sri Lanka and wheel and tire assemblies from China were being dumped and/or subsidized and were a cause of material injury to the domestic industry.  Both the Dept. of Commerce and the ITC have initiated investigations against India and Sri Lanka; but, the ITC did not recommend pursuing the investigation into wheel and tire assemblies from China.  If the Dept. of Commerce determines that imports are a cause of material injury (or threat of material injury) to the domestic industry and the Dept. of Commerce finds that imported goods are dumped and/or subsidized, imports will be subject to offsetting duties to neutralize such internationally recognized unfair trade practices.  The investigations will likely run through early 2017, although preliminary relief could be provided during the summer of 2016.

Unfair trade from other countries may have a material adverse effect on Titan's business.

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
The Company had total aggregate sales outside the United States of approximately $750.2 million, $1,028.0 million and $1,089.9 million, for the years ended December 31, 2015, 2014 and 2013, respectively. Sales outside the United States have become a significant proportion of total sales, accounting for 54%, 54% and 50% for the years ending December 31, 2015, 2014 and 2013, respectively. Sales from these international operations are expected to continue to represent a similar portion of total sales.

International Operations and Sales – International operations and sales are subject to a number of special risks, including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of markets and restrictive actions by foreign governments (such as restrictions on transfer of funds, export duties and quotas and foreign customs).  Other risks include changes in foreign laws regarding trade and investment; difficulties in obtaining distribution and support; nationalization; reforms of United States laws and policies affecting trade, foreign investment and loans; and foreign tax laws.  There may also be restrictions on the Company's ability to repatriate earnings and investments from international operations. There can be no assurance that one or a combination of these factors will not have a material adverse effect on the Company’s ability to increase or maintain its foreign sales.

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
The Company warrants its products to be free of certain defects and, accordingly, may be subject to product liability or product warranty claims in the ordinary course of business.  Losses may result or be alleged to result from defects in Titan products, which could subject the Company to claims for damages, including consequential damages.  There can be no assurance that Company insurance will be adequate for liabilities actually incurred or that adequate insurance will be available on terms acceptable to the Company. Any claims relating to defective products that result in liability exceeding Titan’s insurance coverage could have a material adverse effect on financial condition and results of operations. Further, claims of defects could result in negative publicity against Titan, which could adversely affect the Company’s business.

•	The Company has incurred, and may incur in the future, net losses.
The Company reported loss before income taxes of $52.0 million and $152.2 million for the years ended December 31, 2015 and 2014, respectively, and may incur losses in the future. Although the Company reported net income for the year ended December 31, 2013, and the Company expects to generate future profitability, there is no guarantee the Company will be profitable in the future.

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

•	The Company is subject to risks associated with uncertainties related to social, political and economic conditions in Russia and Brazil.
Geopolitical and economic uncertainties relating to Russia and Brazil have and could continue to have a negative impact on the Company's sales and results of operations at the Company's Russian and Brazilian operations.

•
The Company has identified a material weakness in internal control over financial reporting which resulted in a restatement of its financial statements which, if not remediated, could result in additional material mistatements in the Company's financial statements.

Titan’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in Item 9A, management identified a material weakness in internal control over financial reporting related to entity level controls. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management concluded that Titan's internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control - An Integrated Framework. Management is actively engaged in developing a remediation plan designed to address this material weakness. If the remediation measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in Titan's internal control over financial reporting are discovered or occur in the future, the Company's consolidated financial statements may contain material misstatements and Titan could be required to restate financial results.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

The Company’s properties with total square footage above 1 million are detailed by the location, size and focus of each facility as provided in the table below (Amounts in thousands):

	Approximate square footage
Location	Owned	Leased	Use	Segment
Union City, Tennessee	2,149		Manufacturing, distribution	All segments
Des Moines, Iowa	2,047		Manufacturing, distribution	All segments
Sao Paulo, Brazil	1,282		Manufacturing, distribution	All segments
Quincy, Illinois	1,209		Manufacturing, distribution	All segments
Freeport, Illinois	1,202		Manufacturing, distribution	All segments
Natchez, Mississippi		1,203	Storage	See note (a)

(a)	The Company’s facility in Natchez, Mississippi, is not in operation and is currently being used for storage.

The Company’s total properties by continent are detailed by the location, size and focus as provided in the table below (Amounts in thousands):

	Approximate square footage
Location	Owned	Leased	Use	Segment
North America	8,660	1,629	Manufacturing, distribution	All segments
South America	1,434	23	Manufacturing, distribution	All segments
Europe	1,487	54	Manufacturing, distribution	All segments
Australia		526	Manufacturing, distribution	All segments
Asia	646	137	Manufacturing, distribution	All segments
Africa		11	Manufacturing, distribution	All segments

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

Presently, Titan is engaged in the following material legal proceeding:

In early January 2016, Titan, along with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Worker International Union, AFL-CIO, CLC of Pittsburgh, Pennsylvania, filed petitions with the U.S. Department of Commerce (“Dept. of Commerce”) and the U.S. International Trade Commission (“ITC”) alleging that imported off-the-road tires from India and Sri Lanka and wheel and tire assemblies from China were being dumped and/or subsidized and were a cause of material injury to the domestic industry.  Both the Dept. of Commerce and the ITC have initiated investigations against India and Sri Lanka; but, the ITC did not recommend pursuing the investigation into wheel and tire assemblies from China.  If the Dept. of Commerce determines that imports are a cause of material injury (or threat of material injury) to the domestic industry and the Dept. of Commerce finds that imported goods are dumped and/or subsidized, imports will be subject to offsetting duties to neutralize such internationally recognized unfair trade practices.  The investigations will likely run through early 2017, although preliminary relief could be provided during the summer of 2016.

Two of Titan’s subsidiaries, Dico, Inc. and Titan Tire Corporation, are currently involved in litigation concerning environmental laws and regulations. See "Environmental Laws and Regulations" in Item 1 for additional information.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	– MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol TWI.  On February 17, 2016, there were approximately 400 holders of record of Titan common stock and an estimated 12,900 beneficial stockholders.  The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE, as well as information concerning per share dividends declared for the periods indicated.

2015	High	Low	Dividends Declared
First quarter	$10.79	$8.77	$0.005
Second quarter	12.50	9.00	0.005
Third quarter	10.85	6.34	0.005
Fourth quarter	7.91	3.53	0.005
2014
First quarter	$19.89	$16.22	$0.005
Second quarter	19.28	15.29	0.005
Third quarter	17.20	11.76	0.005
Fourth quarter	11.83	9.14	0.005

PERFORMANCE COMPARISON GRAPH
The performance graph compares cumulative total return for the Company’s common stockholders over the past five years against the cumulative total return of the Standard & Poor’s 600 Agricultural & Farm Machinery Index, and against the Standard & Poor’s 500 Stock Index.  The graph depicts the value on December 31, 2015, of a $100 investment made on December 31, 2010, in Company common stock and each of the other two indices, with all dividends reinvested.  Titan’s common stock is traded on the NYSE under the symbol TWI.

	Fiscal Year Ended December 31,
	2010	2011	2012	2013	2014	2015
Titan International, Inc.	$100.00	$99.69	$111.37	$92.30	$54.65	$20.32
S&P 500 Index	100.00	102.11	118.45	156.82	178.29	180.75
S&P 600 Agricultural & Farm Machinery Index (a)	100.00	94.45	132.74	166.05	154.52	145.84
(a) The S&P 600 Agricultural & Farm Machinery index was created March 2014. The index data above reflects the old S&P 600 Construction & Farm Machinery & Heavy Trucks index from 12/31/10 - 2/28/14 and the new S&P 600 Agricultural & Farm Machinery index from 3/31/14 - forward.

ITEM 6 – SELECTED FINANCIAL DATA

The selected financial data presented below, as of and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, are derived from the Company’s consolidated financial statements, as audited by Grant Thornton LLP, an independent registered public accounting firm for the years ended December 31, 2015, 2014, 2013, and 2012, and PricewaterhouseCoopers LLP, an independent registered public accounting firm for the year ended December 31, 2011, and should be read in conjunction with the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and notes thereto.

(All amounts in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net sales	$1,394,771	$1,895,527	$2,163,595	$1,820,678	$1,486,998
Mining asset impairment and inventory write-down	—	39,932	—	—	—
Gross profit	137,809	140,643	295,190	294,139	232,108
Non-cash goodwill impairment charge	—	36,571	—	—	—
Supply agreement termination income	—	—	—	(26,134)	—
Income (loss) from operations	(24,279)	(97,625)	102,395	174,708	132,173
Gain (loss) on senior note repurchase	—	—	(22,734)	—	—
Non-cash Titan Europe gain	—	—	—	26,700	—
Gain on earthquake insurance recovery	—	—	22,451	—	—
Income (loss) before income taxes	(52,006)	(152,244)	54,734	192,251	95,895
Net income (loss)	(90,287)	(130,425)	29,687	105,638	58,136
Net loss attributable to noncontrolling interests	(14,654)	(49,964)	(5,518)	(1,593)	(16)
Net income (loss) attributable to Titan	(75,633)	(80,461)	35,205	107,231	58,152
Net income (loss) per share – basic	(1.74)	(2.43)	.66	2.47	1.40
Net income (loss) per share – diluted	(1.74)	(2.43)	.64	2.05	1.18
Dividends declared per common share	0.02	0.02	0.02	0.02	0.02

(All amounts in thousands)	As of December 31,
	2015	2014	2013	2012	2011
Working capital	$439,904	$534,374	$621,307	$529,043	$388,827
Current assets	710,001	835,930	1,007,878	996,123	564,593
Total assets	1,275,191	1,495,724	1,821,231	1,710,235	1,010,286
Long-term debt (a)	480,404	496,503	497,694	441,438	317,881
Stockholders’ equity	344,683	518,866	708,881	632,362	396,879

(a)	Excludes amounts due within one year and classified as a current liability.

ITEM 7– MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements, including statements regarding, among other items:

•	Anticipated trends in the Company’s business

•	Future expenditures for capital projects

•	The Company’s ability to continue to control costs and maintain quality

•	Ability to meet conditions of loan agreements and other agreements governing indebtedness

•	The Company’s business strategies, including its intention to introduce new products

•	Expectations concerning the performance and success of the Company’s existing and new products

•	The Company’s intention to consider and pursue acquisition and divestiture opportunities
Readers of this Form 10-K should understand that these forward-looking statements are based on the Company’s expectations and are subject to a number of risks and uncertainties, including those in Item 1A, Part I of this report, “Risk Factors,” certain of which are beyond the Company’s control.

Actual results could differ materially from these forward-looking statements as a result of certain factors, including:

•	The effect of a recession on the Company and its customers and suppliers

•	Changes in the Company’s end-user markets as a result of world economic or regulatory influences

•	Changes in the marketplace, including new products and pricing changes by the Company’s competitors

•	Ability to maintain satisfactory labor relations

•	Unfavorable outcomes of legal proceedings

•	Availability and price of raw materials

•	Levels of operating efficiencies

•	Unfavorable product liability and warranty claims

•	Actions of domestic and foreign governments

•	Geopolitical and economic uncertainties relating to Russia and Brazil could have a negative impact on the Company's sales and results of operations at the Company's Russian and Brazilian operations

•	Results of investments

•	Fluctuations in currency translations

•	Climate change and related laws and regulations

•	Risks associated with environmental laws and regulations
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

The following table provides highlights for the year ended December 31, 2015, compared to 2014 (amounts in thousands):

	2015	2014
Net sales	$1,394,771	$1,895,527
Loss from operations	(24,279)	(97,625)
Net loss	(90,287)	(130,425)

The Company recorded sales of $1,394.8 million for 2015, which were 26% lower than the 2014 sales of $1,895.5 million. Sales declined across all reported segments. Sales volume was down 11% as both the agriculture and earthmoving/construction segments remained in cyclical downturns. The consumer segment was affected by the Company's exit from various low-margin supply agreements and economic stress in Brazil. Unfavorable currency translation affected sales by 10% and a reduction in price/mix of 5% further eroded sales due to competitive pricing.

The Company’s loss from operations was $24.3 million for 2015, compared to loss of $97.6 million for 2014.  Titan’s net loss was $90.3 million for 2015, compared to loss of $130.4 million in 2014.  Diluted earnings per share was $(1.74) in 2015, compared to diluted earnings per share of $(2.43) in 2014.

Loss from operations and net loss improved from the absence of impairments and write-downs in 2015. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded inventory write-downs of $16.7 million in 2014 to adjust the value of mining product inventory to estimated market value. In the fourth quarter of 2014, the Company recorded a non-cash charge for the impairment of goodwill of $36.6 million.

Even as sales declined in 2015, adjusted gross margin improved as the Company continued to reap benefits from the Business Improvement Framework which began in 2014. After adjusting out the aforementioned impairments and write-downs, gross margin in 2014 was 9.5%. Gross margin in 2015 was 9.9% as initiatives born from the framework helped to drive increased productivity, expenditure rationalization, lower material costs, improved quality, lower warranty costs, and pricing optimization.

MINING ASSET IMPAIRMENT AND INVENTORY WRITE-DOWN
In 2014, the Company recorded an asset impairment and inventory write-downs of $23.2 million and $16.7 million, respectively. The impairment was recorded on machinery, equipment and molds used to produce giant mining tires. Mining products are included in the Company's earthmoving/construction segment. In the second quarter of 2014, several large mining equipment manufacturers significantly decreased their sales forecast for mining equipment. The Company's sales of mining product were deteriorating at an accelerated pace. Therefore, the company tested mining related assets for impairment in the second quarter of 2014. The fair value of the mining equipment was determined using a cost and market approach. The inventory write-downs were to adjust the value of mining product inventory to estimated market value.

PURCHASE OF VOLTYRE-PROM
On October 4, 2013, Titan in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF)closed the acquisition of an 85% interest in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, for approximately $94.1 million, which includes the assumption of debt. Titan is acting as operating partner with responsibility for Voltyre-Prom's daily operations on behalf of the consortium of which Titan holds a 30% interest. The fair value of the consideration transferred and noncontrolling interests exceeded the fair value of the identified assets acquired less liabilities assumed. Therefore, goodwill of $21.0 million was recorded on the transaction at the time of acquisition. In the fourth quarter of 2014, the Company recorded a non-cash goodwill impairment charge of $15.6 million for Voltyre-Prom which removed all goodwill related to this acquisition. The difference from the amount originally recorded was due to foreign currency translation. An initial noncontrolling interest of $14.5 million, representing the 15% not owned by the partnership, was recorded at the acquisition date. In the first half of 2014, the partnership of Titan, OEP, and RDIF purchased an additional 15% to bring total Voltyre-Prom ownership to 100% for the partnership.

RESULTS OF OPERATIONS
The following table sets forth the Company’s statement of operations expressed as a percentage of net sales for the periods indicated.  This table and subsequent discussions should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

	As a Percentage of Net Sales Year ended December 31,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	90.1	90.5	86.4
Mining asset impairment and inventory write-down	—	2.1	—
Gross profit	9.9	7.4	13.6
Selling, general and administrative expenses	10.1	9.2	7.7
Research and development	0.8	0.7	0.5
Royalty expense	0.8	0.7	0.7
Non-cash goodwill impairment charge	—	1.9	—
Income (loss) from operations	(1.8)	(5.1)	4.7
Interest expense	(2.4)	(1.9)	(2.2)
Convertible debt conversion charge	—	—	(0.3)
Loss on senior note repurchase	—	—	(1.1)
Gain on earthquake insurance recovery	—	—	1.0
Foreign exchange loss	(0.3)	(1.7)	(0.2)
Other income (expense)	0.8	0.7	0.6
Income (loss) before income taxes	(3.7)	(8.0)	2.5
Income tax provision (benefit)	2.7	(1.2)	1.2
Net income (loss)	(6.4)%	(6.8)%	1.3%
Net loss attributable to noncontrolling interests	(1.1)	(2.6)	(0.3)
Net income (loss) attributable to Titan	(5.3)%	(4.2)%	1.6%

In addition, the following table sets forth components of the Company’s net sales classified by segment, (amounts in thousands):

	2015	2014	2013
Agricultural	$723,715	$1,016,882	$1,182,187
Earthmoving/Construction	505,927	610,596	749,115
Consumer	165,129	268,049	232,293
Total	$1,394,771	$1,895,527	$2,163,595

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

Inventories
Inventories are valued at the lower of cost or market. The majority of inventories are valued under the first in, first out (FIFO) method or average cost method.  Approximately 8% of the Company's December 31, 2015 inventories were valued using the last in, first out (LIFO) method. The majority of steel material inventory in North America is accounted for under the LIFO method.  Market value is estimated based on current selling prices.  Estimated provisions are established for slow-moving and obsolete inventory.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the respective tax basis of assets and liabilities.   Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply in the years the temporary differences are expected to be settled or realized. A valuation allowance is recorded for the portion of the deferred tax assets for which it is more likely than not that a tax benefit will not be realized. Management’s judgment is required to determine the provision for income taxes, deferred tax assets and liabilities, and valuation allowances against deferred tax assets.

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries.  For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 26 to the Company’s financial statements.

The effect of hypothetical changes to selected assumptions on the Company’s frozen pension benefit obligations would be as follows (amounts in thousands):

		December 31, 2015		2016
Assumptions	Percentage Change	Increase (Decrease) PBO (a)	Increase (Decrease) Equity	Increase (Decrease) Expense
Pension
Discount rate	+/-5	$(5,182)/$5,762	$5,182/$(5,762)	$(158)/$238
Expected return on assets	+/-5			$(374)/$374

(a)	Projected benefit obligation (PBO) for pension plans.

Product Warranties
The Company provides limited warranties on workmanship on its products in all market segments. The majority of the Company's products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. Actual warranty experience may differ from historical experience. The Company's warranty accrual was $23.1 million at December 31, 2015, and $28.1 million at December 31, 2014.

Impairment of Long-Lived Assets
The Company reviews fixed assets to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, or a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets or significant changes in business strategies. Impairment losses are recognized in operating results when expected undiscounted cash flows are less than the carrying value of the asset. Impairment losses are measured as the excess of the carrying value of the asset over the discounted expected future cash flows or the estimated fair value of the asset.

As a result of the continued downturns in the Company's markets and overall operating loss, the Company determined in the fourth quarter of 2015 that events and circumstances indicated that the carrying value of fixed assets may not be recoverable. Certain long-lived assets were reviewed for recoverability. No impairment was identified. The Company's impairment testing includes uncertainty because it requires management to make assumptions and to apply judgment to estimated future cash flows and asset fair values. If actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, the Titan may be exposed to impairment charges in the future, which could be material to the Company's results of operations.

FISCAL YEAR ENDED DECEMBER 31, 2015, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2014

RESULTS OF OPERATIONS

Highlights for the year ended December 31, 2015, compared to 2014 (amounts in thousands):

	2015	2014	% Decrease
Net sales	$1,394,771	$1,895,527	(26)%
Cost of sales	1,256,962	1,714,952	(27)%
Mining asset impairment and inventory write-down	—	39,932	n/a
Gross profit	137,809	140,643	(2)%
Gross profit percentage	9.9%	7.4%

Net Sales
Net sales for the year ended December 31, 2015, were $1,394.8 million, compared to $1,895.5 million for the year ended December 31, 2014, a decrease of 26%. Sales declined across all reported segments. Sales volume was down 11% as both the Agriculture and Earthmoving/Construction segments remained in cyclical downturns. The Consumer segment was affected by the Company's exit from various low-margin supply agreements and economic stress in Brazil. Unfavorable currency translation affected sales by 10% and a reduction in price/mix of 5% further eroded sales due to competitive pricing and lower raw material costs passed along to customers.

Cost of Sales, Mining Asset Impairment, Mining Inventory Write-down and Gross Profit
Cost of sales was $1,257.0 million for the year ended December 31, 2015, as compared to $1,715.0 million in 2014. Gross profit for the year 2015 was $137.8 million, or 9.9% of net sales, compared to $140.6 million, or 7.4% of net sales for 2014.  In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded inventory write-downs of $16.7 million in 2014 to adjust the value of mining product inventory to estimated market value. After adjusting for the aforementioned impairments and write-downs, gross profit for 2014 was $180.5 million or 9.5% of net sales.

Even as sales declined in 2015, adjusted gross margin improved as the Company continued to reap benefits from the Business Improvement Framework which began in 2014. After adjusting for the aforementioned impairments and write-downs, gross margin in 2014 was 9.5%. Gross margin in 2015 was 9.9% as initiatives born from the framework helped to drive increased productivity, expenditure rationalization, lower material costs, improved quality, lower warranty costs, and pricing optimization.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses were $140.4 million, or 10.1% of net sales, for the year ended December 31, 2015, as compared to $173.6 million, or 9.2% of net sales, for 2014.  The decrease in SG&A expenses was driven from our Business Improvement Framework and currency.

Research and Development Expenses
Research and development (R&D) expenses were $11.2 million, or 0.8% of net sales, for the year ended December 31, 2015, as compared to $14.0 million, or 0.7% of net sales, for 2014.

Royalty Expense
The Company has a trademark license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain tires in North America and Latin America under the Goodyear name.  The North American and Latin American farm tire royalties were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition. In May 2012, the Company and Goodyear entered into an agreement under which Titan will sell certain non-farm tire products directly to third party customers and pay a royalty to Goodyear. Royalty expenses were $10.5 million for the year ended December 31, 2015, as compared to $14.1 million in 2014.

Non-cash Goodwill Impairment Charge
In the fourth quarter of 2014, the Company recorded a non-cash charge for the impairment of goodwill of $36.6 million on both a pre-tax and after-tax basis. The charge included $11.4 million of earthmoving/construction goodwill related to the acquisition of Titan Australia; $9.6 million of agricultural goodwill related to the acquisition of the Latin America farm tire business; and

$15.6 million of goodwill related to the acquisition of Voltyre-Prom. The Voltyre-Prom goodwill included $11.0 million in the agricultural segment, $2.6 million in the earthmoving/construction segment, and $2.0 million in the consumer segment.

The key factor leading to the impairment of the Australian goodwill was the continued downturn in the mining industry. During 2014, the price of iron ore declined over 40%. The extended downturn led to changes in assumptions regarding future cash flows which culminated in the goodwill impairment. The key factors leading to the impairment of the Voltyre-Prom goodwill were the changes in the political and economic factors which occurred in Russia during 2014. The changes, including devaluation of the Russian ruble and increases in interest rates, accelerated in the fourth quarter of 2014 which led to changes in assumptions regarding future cash flows which resulted in goodwill impairment. The key factors leading to the impairment of the Latin American goodwill were a softening of the agricultural tire market and the Brazilian economy as a whole. The slowdown, which began in the third quarter, accelerated in the fourth quarter. As a result of the slowdown, there was competitive pricing pressure impacting both sales and profits. These changes led to changes in assumptions regarding future cash flows which resulted in goodwill impairment.

Loss from Operations
Loss from operations for the year ended December 31, 2015, was $24.3 million, or (1.8)% of net sales, compared to loss of $97.6 million, or (5.1)% of net sales, in 2014.  This decrease was the net result of the items previously discussed.

Interest Expense
Interest expense for the year 2015 was $34.0 million, compared to $36.6 million in 2014.  The Company’s interest expense for 2015 decreased from the previous year primarily from decreased debt balances at Titan Europe.

Other Income
Other income was $11.1 million for the year ended December 31, 2015, as compared to other income of $13.7 million in 2014.  The major items included in 2015 were: (i) interest income of $2.7 million; (ii) gain on sale of assets of $2.4 million; (iii) discount amortization on prepaid royalty of $2.0 million; and (iv) Wheels India Limited equity income of $1.8 million.

The major items included in 2014 were: (i) gain on sale of assets of $3.4 million; (ii) interest income of $3.0 million; (iii)discount amortization on prepaid royalty of $2.7 million; and (iv) Wheels India Limited equity income of $2.1 million.

Foreign Exchange Loss
Foreign currency loss was $4.8 million and $31.7 million for the years ended December 31, 2015 and 2014, respectively. Foreign currency losses in 2015 and 2014 primarily reflect the translation of intercompany loans at certain foreign subsidiaries denominated in currencies other than their functional currencies. Since such loans are expected to be settled in cash at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates. During 2014, the translation of these intercompany loan balances was significant due to the relative strength of the U.S. dollar in relation to the functional currencies of the loans. Although the U.S. dollar remained strong throughout 2015, foreign currency losses were minimized through offsetting gains relating to derivative financial instruments on such intercompany loans as well as other actions taken to reduce exposures.

The Company's investment in Wheels India Limited decreased from 41.7% to 34.2% during the first quarter of 2014 due to an equity offering by Wheels India Limited.

Provision (Benefit) for Income Taxes
The Company recorded tax expense for income taxes of $38.3 million in 2015, as compared to income tax benefit of $21.8 million in 2014.  The Company's effective tax rate was (74%) in 2015 and 14% in 2014. The Company's 2015 income tax expense and rate differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of a foreign exchange loss upon the outbound transfer of Brazil assets for U.S. tax purposes (check the box election) offset by an increase in the valuation allowance against deferred tax assets. The Company's 2014 income tax expense and rate differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of non-deductible goodwill and the recording of a valuation allowance. Other items contributing to the rate difference are state income tax expense, debt forgiveness, foreign earnings, and non-deductible expenses.

Net Loss
Net loss for the year ended December 31, 2015, was $90.3 million, compared to net loss of $130.4 million in 2014. Basic earnings per share was $(1.74) for the year ended December 31, 2015, as compared to $(2.43) in 2014. Diluted earnings per share was $(1.74) for the year ended December 31, 2015, as compared to $(2.43) in 2014. The Company's net income and earnings per share were higher due to the items previously discussed.

SEGMENT INFORMATION

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	2015	2014	% Decrease
Net sales	$723,715	$1,016,882	(29)%
Gross profit	97,341	134,688	(28)%
Income from operations	61,786	63,838	(3)%

Net sales in the agricultural market were $723.7 million for the year ended December 31, 2015, as compared to $1,016.9 million in 2014, a decrease of 29%. Agriculture sales experienced reductions in volume of 17% and price/mix of 4% as a consequence of decreased demand for high horsepower agricultural equipment. Unfavorable currency translation decreased sales by 8%.

Gross profit in the agricultural market was $97.3 million for the year 2015, as compared to $134.7 million in 2014.  Income from operations in the agricultural market was $61.8 million for the year 2015, as compared to $63.8 million in 2014.  In response to lower demand from customers, the Company extended production shut-downs reducing manufacturing output which negatively impacted production leverage and gross profit. Despite the large overall sales erosion resulting from the agricultural cyclical downturn, the Business Improvement Framework instituted in 2014 has helped to soften the margin impact. Initiatives born from the framework helped to drive headcount reductions, expenditure rationalization, increased productivity, lower raw material costs, lower warranty costs, and pricing optimization.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):

	2015	2014	% Decrease
Net sales	$505,927	$610,596	(17)%
Gross profit (loss)	33,526	(7,609)	n/a
Loss from operations	(13,707)	(80,600)	(83)%

The Company's earthmoving/construction market net sales were $505.9 million for the year ended December 31, 2015, as compared to $610.6 million in 2014, a decrease of 17%. Segment sales experienced unfavorable currency translation resulting in a decrease of 11%. The major volume drops that were seen in 2014 have leveled out with only a 1% sales volume decrease for 2015. Price/mix reductions of 5% make up the remainder of the total sales decrease.

Gross profit in the earthmoving/construction market was $33.5 million for the year 2015, as compared to gross loss of $7.6 million in 2014. The Company's earthmoving/construction market loss from operations was $13.7 million for the year 2015, as compared to loss from operations of $80.6 million in 2014. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded inventory write-downs of $16.7 million to adjust the value of mining product inventory to estimated market value. When adjusted to remove these items, the gross profit in 2014 would have been $32.3 million and loss from operations for 2014 would have been $40.7 million.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	2015	2014	% Decrease
Net sales	$165,129	$268,049	(38)%
Gross profit	11,084	16,250	(32)%
Loss from operations	(5,458)	(8,766)	(38)%

Consumer market net sales were $165.1 million for the year ended December 31, 2015, as compared to $268.0 million in 2014, a decrease of 38%.  Unfavorable currency translation accounted for $47.0 million of this decline. The Company's exit from several low-margin supply agreements contributed an additional $25.9 million. The economic stress in Brazil had a negative impact on sales volume of $17.1 million. Lower prices from competitive pressures and lower raw material costs accounted for the remaining declines.

Gross profit from the consumer market was $11.1 million in 2015, or 6.7% of net sales, as compared to $16.3 million, or 6.1% of net sales in 2014.  Consumer market loss from operations was $5.5 million for the year 2015, as compared to $8.8 million in 2014. Although sales were lower in 2015 versus 2014, the Company was successful in reducing costs related to the production of consumer segment products.

Segment Summary
(Amounts in thousands)

2015	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$723,715	$505,927	$165,129	$—	$1,394,771
Gross profit (loss)	97,341	33,526	11,084	(4,142)	137,809
Income (loss) from operations	61,786	(13,707)	(5,458)	(66,900)	(24,279)
2014
Net sales	$1,016,882	610,596	$268,049	$—	$1,895,527
Gross profit (loss)	134,688	(7,609)	16,250	(2,686)	140,643
Income (loss) from operations	63,838	(80,600)	(8,766)	(72,097)	(97,625)

Corporate Expenses
Income from operations on a segment basis does not include corporate expenses totaling $66.9 million for the year ended December 31, 2015, as compared to $72.1 million in 2014. Corporate expenses were composed of selling and marketing expenses of approximately $28 million and $33 million for the years ended December 31, 2015, and 2014, respectively; and administrative expenses of approximately $36 million and $39 million for the years ended December 31, 2015, and 2014, respectively.

FISCAL YEAR ENDED DECEMBER 31, 2014, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2013

RESULTS OF OPERATIONS

Highlights for the year ended December 31, 2014, compared to 2013 (amounts in thousands):

	2014	2013	% Decrease
Net sales	$1,895,527	$2,163,595	(12)%
Cost of sales	1,714,952	1,868,405	(8)%
Mining asset impairment and inventory write-down	39,932	—	n/a
Gross profit	140,643	295,190	(52)%
Gross profit percentage	7.4%	13.6%

Net Sales
Net sales for the year ended December 31, 2014, were $1,895.5 million, compared to $2,163.6 million for the year ended December 31, 2013, a decrease of 12%. Sales decreased 10% as the result of price/mix reductions driven by decreased demand for high horsepower agricultural equipment and decreased demand in the earthmoving/construction segment, primarily for products used in the mining industry. These decreases were partially offset by increased demand for products used in the construction industry. In addition, competitive pressures resulting in price erosion negatively impacted sales. Overall volume decreased 4%, and unfavorable currency translation decreased sales by 2%. The decrease in net sales was partially offset by the inclusion of the recently acquired Voltyre-Prom business, which increased sales 4%.

Cost of Sales, Mining Asset Impairment, Mining Inventory Write-down and Gross Profit
Cost of sales was $1,715.0 million for the year ended December 31, 2014, as compared to $1,868.4 million in 2013. Gross profit for the year 2014 was $140.6 million, or 7.4% of net sales, compared to $295.2 million, or 13.6% of net sales, for 2013.  Decreased demand for high horsepower agricultural equipment and products used in the mining industry negatively impacted gross profit. Generally, there are higher margins associated with these product categories. The lower market demand also drove competitive pressures resulting in price erosion that further deteriorated both sales and gross margins. Lost leverage and reduced productivity in the plants are also consequences of lower sales. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded inventory write-downs of $16.7 million in 2014 to adjust the value of mining product inventory to estimated market value.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses were $173.6 million, or 9.2% of net sales, for the year ended December 31, 2014, as compared to $167.4 million, or 7.7% of net sales, for 2013.  The higher SG&A expenses were primarily the result of approximately $5 million of costs relating to the closing of a facility in Crespellano, Italy, and approximately $3 million of SG&A expenses at recently acquired facilities, offset by a decrease in incentive compensation and a reduction of bad debt expense. The increase in SG&A as a percentage of sales was primarily the result of decreased sales levels.

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

Non-cash Goodwill Impairment Charge
In the fourth quarter of 2014, the Company recorded a non-cash charge for the impairment of goodwill of $36.6 million on both a pre-tax and after-tax basis. The charge included $11.4 million of earthmoving/construction goodwill related to the acquisition of Titan Australia; $9.6 million of agricultural goodwill related to the acquisition of the Latin America farm tire business; and $15.6 million of goodwill related to the acquisition of Voltyre-Prom. The Voltyre-Prom goodwill included $11.0 million in the agricultural segment, $2.6 million in the earthmoving/construction segment, and $2.0 million in the consumer segment.

The key factor leading to the impairment of the Australian goodwill was the continued downturn in the mining industry. During 2014, the price of iron ore declined over 40%. The extended downturn led to changes in assumptions regarding future cash flows which culminated in the goodwill impairment. The key factors leading to the impairment of the Voltyre-Prom goodwill were the changes in the political and economic factors which occurred in Russia during 2014. The changes, including devaluation of the Russian ruble and increases in interest rates, accelerated in the fourth quarter of 2014 which led to changes in assumptions regarding future cash flows which resulted in goodwill impairment. The key factors leading to the impairment of the Latin American goodwill were a softening of the agricultural tire market and the Brazilian economy as a whole. The slowdown, which began in the third quarter, accelerated in the fourth quarter. As a result of the slowdown, there was competitive pricing pressure impacting both sales and profits. These changes led to changes in assumptions regarding future cash flows which resulted in goodwill impairment.

Income (Loss) from Operations
Loss from operations for the year ended December 31, 2014, was $97.6 million, or (5.1)% of net sales, compared to income of $102.4 million, or 4.7% of net sales, in 2013.  This decrease was the net result of the items previously discussed.

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

Loss on Senior Note Repurchase
 In the fourth quarter of 2013, Titan satisfied and discharged the indenture relating to the senior secured notes due 2017 by completing a tender offer settlement and redemption of all of its outstanding $525 million principal amount of the notes, including $325 million issued in 2013. In connection with this tender offer and redemption, the Company recorded expenses of $22.7 million. These expenses were related to early tender premium of $25.0 million, redemption premium of $8.1 million, unamortized deferred financing fees of $7.3 million, and other fees of $0.2 million, offset by unamortized premium on the notes of $17.9 million.

Gain on Earthquake Insurance Recovery
 Titan Europe's wheel manufacturing facility in Finale Emilia, Italy, experienced damage from an earthquake in May of 2012, prior to Titan's acquisition of Titan Europe.  The plant was closed for production during initial remedial work. This resulted in a limited transfer of production to other facilities within Titan Europe as well as sourcing product from facilities in the U.S. owned by Titan and competitors.  In the second quarter of 2013, Titan received a final insurance settlement payment of $38.7 million, which offset the earthquake insurance receivable and resulted in a gain of $22.5 million.

Other Income (Expense) / Foreign Currency Translation
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

Provision (Benefit) for Income Taxes
The Company recorded benefit for income taxes of $21.8 million in 2014, as compared to income tax expense of $25.0 million in 2013.   The Company's effective tax rate was 14% in 2014 and 46% in 2013. The Company's 2014 income tax expense and rate differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of non-deductible goodwill impairment recorded in 2014 and the increase in the valuation allowance against deferred tax assets. The Company's 2013 income tax expense and rate differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of a change in Italian law making the insurance proceeds from the earthquake non-taxable. In addition, as a result of the reassessment of the realizability of the deferred tax assets due to the Italian law change, a valuation allowance was established on the Italy net deferred tax assets. Other items contributing to the rate difference are state income tax expense, unrecognized tax benefits, foreign earnings, domestic production activities deduction, and tax deductible expenses related to the convertible notes repurchase.

Net Income (Loss)
Net loss for the year ended December 31, 2014, was $130.4 million, compared to net income of $29.7 million in 2013. Basic earnings per share was $(2.43) for the year ended December 31, 2014, as compared to $0.66 in 2013. Diluted earnings per share was $(2.43) for the year ended December 31, 2014 as compared to $0.64 in 2013. The Company's net income and earnings per share were lower due to the items previously discussed.

SEGMENT INFORMATION

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

Gross profit in the agricultural market was $134.7 million for the year 2014, as compared to $198.9 million in 2013.  Income from operations in the agricultural market was $63.8 million for the year 2014, as compared to $151.8 million in 2013.  Decreased demand for high horsepower agricultural equipment, which generally has a higher margin, negatively impacted gross profit. The lower market demand also drove competitive pressures resulting in price erosion that further deteriorated both sales and gross margins. In addition, the Company's gross profit, as a percentage of net sales, and income from operations decreased as a result of the addition of the recently acquired Voltyre-Prom business at lower margins. The income from operations was also decreased by a non-cash goodwill impairment charge of $20.6 million.

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

Gross loss in the earthmoving/construction market was $7.6 million for the year 2014, as compared to profit of $83.4 million in 2013. The Company's earthmoving/construction market loss from operations was $80.6 million for the year 2014, as compared to income from operations of $22.0 million in 2013. Gross profit and income from operations decreased primarily as a result of a significant decrease in demand for Titan products used in the mining industry. Generally, there are higher margins associated with the larger, more complex mining products. The lower market demand also drove competitive pressures resulting in price erosion that further deteriorated both sales and gross margin. Lost leverage and reduced productivity in the plants are also consequences of lower sales. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment and molds used to produce giant mining tires. In addition, the Company recorded inventory write-downs of $16.7 million to adjust the value of mining product inventory to estimated market value. The income from operations was also decreased by a non-cash goodwill impairment charge of $14.0 million.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	2014	2013	% Increase
Net sales	$268,049	$232,293	15%
Gross profit	16,250	15,542	5%
Income (loss) from operations	(8,766)	1,630	n/a

Consumer market net sales were $268.0 million for the year ended December 31, 2014, as compared to $232.3 million in 2013, an increase of 15%.

Gross profit from the consumer market was $16.3 million in 2014, as compared to $15.5 million in 2013.  Consumer market loss from operations was $8.8 million for the year 2014, as compared to income from operations of $1.6 million in 2013. The Company's gross profit as a percentage of net sales and income from operations decreased as a result of competitive pricing on bias truck tires in Latin America. In addition, the Company's gross profit as a percentage of net sales and income from operations decreased as a result of the addition of the recently acquired Voltyre-Prom business at lower margins. The income from operations was also decreased by a non-cash goodwill impairment charge of $2.0 million.

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

Corporate Expenses
Income from operations on a segment basis does not include corporate expenses totaling $72.1 million for the year ended December 31, 2014, as compared to $73.1 million in 2013. Corporate expenses were composed of selling and marketing expenses of approximately $33 million and $32 million for the years ended December 31, 2014, and 2013, respectively; and administrative expenses of approximately $39 million and $41 million for the years ended December 31, 2014, and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of December 31, 2015, the Company had $200.2 million of cash.

(amounts in thousands)	Year ended December 31,
	2015	2014	Change
Cash	$200,188	$201,451	$(1,263)

The cash balance decreased by $1.3 million from December 31, 2014, due to the following items.

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Year ended December 31,
	2015	2014	Change
Net loss	$(90,287)	$(130,425)	$40,138
Depreciation and amortization	69,618	88,704	(19,086)
Mining asset impairment	—	23,242	(23,242)
Mining inventory write-down	—	16,690	(16,690)
Deferred income tax provision	27,969	(24,800)	52,769
Non-cash goodwill impairment charge	—	36,571	(36,571)
Accounts receivable	497	54,686	(54,189)
Inventories	31,333	20,933	10,400
Prepaid and other current assets	9,946	30,324	(20,378)
Accounts payable	1,402	(26,135)	27,537
Other current liabilities	(172)	(2,089)	1,917
Other liabilities	3,428	15,764	(12,336)
Other operating activities	10,196	14,355	(4,159)
Net cash provided by operating activities	$63,930	$117,820	$(53,890)

For the year ended December 31, 2015, operating activities provided cash of $63.9 million, which was $53.9 million less than the prior year. Included in net loss of $90.3 million were non-cash charges for depreciation and amortization of $69.6 million. The changes in operational working capital increased cash flows by $43.0 million in 2015 compared to an increase of $77.7 million in 2014. The 2015 working capital increase was primarily due to a decrease in inventories of $31.3 million. For additional details, see the Consolidated Statements of Cash Flows on page F-8.

For the year ended December 31, 2014, operating activities provided cash of $117.8 million, which was $0.9 million more than the prior year. Included in the net loss of $130.4 million were non-cash charges for depreciation and amortization of $88.7 million, non-cash goodwill impairment charge of $36.6 million, mining asset impairment charge of $23.2 million, and mining inventory write-down of $16.7 million. The changes in operational working capital increased cash flows by $80.1 million in 2014 compared to a decrease of $34.8 million in 2013. The 2014 working capital increase was primarily due to a decrease in accounts receivable of $54.7 million.

The Company's inventory and accounts receivable balances were lower at December 31, 2015, as compared to December 31, 2014. Days sales in inventory increased to 77 days at December 31, 2015, compared to 68 days at December 31, 2014. Days sales outstanding increased to 52 days at December 31, 2015, from 47 days at December 31, 2014.

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Year ended December 31,
	2015	2014	Change
Acquisitions	$—	$(13,395)	$13,395
Decrease in restricted cash deposits	—	14,268	(14,268)
Capital expenditures	(48,429)	(58,439)	10,010
Other investing activities	(1,508)	1,296	(2,804)
Cash used for investing activities	$(49,937)	$(56,270)	$6,333

Net cash used for investing activities was $49.9 million in 2015, as compared to $56.3 million in 2014. The Company invested a total of $48.4 million in capital expenditures in 2015, compared to $58.4 million in 2014. Capital expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan’s existing business and maintain existing equipment.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Year ended December 31,
	2015	2014	Change
Proceeds from borrowings	$5,727	$15,708	$(9,981)
Proceeds from exercise of stock options	145	141	4
Payment of financing fees	—	(33)	33
Payment on debt	(5,521)	(60,345)	54,824
Excess tax benefit from stock options exercised	—	(672)	672
Dividends paid	(1,077)	(1,073)	(4)
Cash used for financing activities	$(726)	$(46,274)	$45,548

Net cash used for financing activities was $0.7 million in 2015.  This cash was primarily used for payment of quarterly dividends of $1.1 million. Payments of debt and debt borrowing for 2015 had little net impact on cash from financing activities.

Net cash used by financing activities was $46.3 million in 2014.  This cash was primarily used for payment of debt of $60.3 million partially offset by proceeds from borrowings of $15.7 million.

Financing cash flows decreased by $45.5 million when comparing 2015 to 2014.  The changes from year to year are primarily the result of activity related to debt borrowings and payments.

Debt Restrictions
The Company’s senior secured notes and revolving credit facility (credit facility) contains various restrictions, including:
•Limits on dividends and repurchases of the Company’s stock.

•	Restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company.
•Limitations on investments, dispositions of assets and guarantees of indebtedness.
•Other customary affirmative and negative covenants.

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

LIQUIDITY OUTLOOK
At December 31, 2015, the Company had $200.2 million of cash and cash equivalents and no outstanding borrowings on the Company's $150 million revolving credit facility. Titan’s availability under this domestic facility may be less than $150 million as a result of eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At December 31, 2015, the amount available was $67.7 million as a result of the Company’s decrease in sales which impacted both accounts receivable and inventory balances at year end. The cash and cash equivalents balance of $200.2 million includes $57.8 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. However, if foreign funds were needed for U.S. operations, the Company would be required to accrue taxes to repatriate the funds. Currently the Company would anticipate utilizing net operating loss carry forwards to reduce any U.S. cash tax liability associated with such repatriation. Titan expects to contribute approximately $5 million to its defined benefit pension plans during 2016.

Capital expenditures for 2016 are forecasted to be approximately $30-35 million. Cash payments for interest are currently forecasted to be approximately $34 million in 2016 based on the Company's year-end 2015 debt balances.

In the future, Titan may seek to grow by making acquisitions which will depend on the ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance those acquisitions.

Subject to the terms of indebtedness, the Company may finance future acquisitions with cash on hand, cash from operations, additional indebtedness, issuing additional equity securities and divestitures.

Cash on hand, anticipated internal cash flows from operations and utilization of remaining available borrowings are expected to provide sufficient liquidity for working capital needs, debt maturities, capital expenditures and potential acquisitions. Potential divestitures are also a means to provide for future liquidity needs.

INFLATION
The Company is subject to the effect of price fluctuations. While the cost outlook for commodities used in the Company’s production is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments and through contract provisions with OEMs.  However, these price adjustments may lag the inflationary pressures.

CONTRACTUAL OBLIGATIONS
The Company’s contractual obligations at December 31, 2015, consisted of the following (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
6.875% senior secured notes due 2020	$400,000	$—	$—	$400,000	$—
5.625% convertible senior subordinated notes due 2017	60,161	—	60,161	—	—
Other debt	51,465	31,222	19,258	985	—
Interest expense (a)	137,107	33,728	55,254	48,125	—
Operating leases	13,202	5,681	5,146	2,010	365
Capital leases	1,875	1,200	604	71	—
Purchase obligations	20,140	14,406	4,119	1,615	—
Other long-term liabilities (b)	37,200	4,600	16,800	15,800	—
Total	$721,150	$90,837	$161,342	$468,606	$365

(a)
Interest expense is estimated based on the Company’s year-end 2015 debt balances, maturities and interest rates.  The estimates assume no credit facility borrowings.  The Company’s actual debt balances and interest rates may fluctuate in the future.  Therefore, actual interest payments may vary from those payments detailed in the above table.

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

MARKET RISK SENSITIVE INSTRUMENTS

Exchange Rate Sensitivity
The Company is exposed to fluctuations in the Australian dollar, Brazilian real, British pound, euro, Russian ruble and other world currencies.  The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates.  The Company’s net investment in foreign entities translated into U.S. dollars was $291.4 million at December 31, 2015, and $382.5 million at December 31, 2014.  The hypothetical potential loss in value of the Company’s net investment in foreign entities resulting from a 10% adverse change in foreign currency exchange rates at December 31, 2015, would amount to approximately $29.1 million.

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

Interest Rate Sensitivity
The Company has a $150 million credit facility that has a variable interest rate.  As of December 31, 2015, the amount available was $67.7 million based on current accounts receivable and inventory values at certain domestic facilities. If the credit facility were fully drawn to available funds, a change in the interest rate of 100 basis points, or 1%, would change the Company’s interest expense by approximately $0.7 million.  At December 31, 2015, there were no borrowings under the credit facility.

MARKET CONDITIONS
In 2015 Titan experienced lower sales when compared to 2014.  The lower sales levels were primarily the result of decreased demand for high horsepower equipment used in the agricultural market, which remains in a cyclical downturn, and unfavorable currency translation. In addition, competitive pressures and lower raw material prices, passed to customers in some instances, negatively impacted sales.

Energy, raw material and petroleum-based product costs have been volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were lower in 2015 when compared to 2014 due to decreased demand for high horsepower equipment used in the agricultural market.  Farm net income was lower in 2015 due to lower grain prices. Farm net income is generally expected to decline moderately in 2016 based upon lower forecasted cash receipts offset somewhat by lower production costs (fuel, oil, chemical, feed, etc.). Lower income levels are putting pressure on the demand for large farm equipment. More specifically, large equipment sales deteriorated significantly in 2015 after a robust cycle in recent years. The mix shift to lower horsepower tractors has a negative impact on revenue and margin performance. This trend is expected to continue during 2016. Most major OEMs are forecasting 2016 equipment sales to be below 2015 within most regions. North American used equipment levels remain relatively high with some decreases recently from peak levels. Excess used equipment inventory and values can also negatively impact the new equipment market. Many variables, including weather, grain prices, export markets, currency and government policies and subsidies can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving/construction market sales were lower in 2015 when compared to 2014 due to unfavorable currency translation and weak market conditions. Demand for larger products used in the mining industry is expected to remain depressed in 2016, with demand for our products in this market expected to remain similar to 2015. Demand for small and medium sized earthmoving/construction equipment used in the housing and commercial construction sectors is expected to be flat or down slightly. The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and other macroeconomic drivers.

CONSUMER MARKET OUTLOOK
Consumer market sales were lower in 2015, when compared to 2014.  Sales in the consumer market decreased primarily as the result of unfavorable currency translation, the Company's exit of several supply agreements, and price/mix from competitive pressures. The consumer market is expected to remain highly competitive in 2016. The consumer segment is affected by many variables including consumer spending, interest rates, government policies and other macroeconomic drivers.

PENSIONS
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries.  These plans are described in Note 26 of the Company’s Notes to Consolidated Financial Statements.

The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors.  Certain of these assumptions are determined by the Company with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends.  These assumptions are reviewed on a regular basis and revised when appropriate.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations.  During the year ended December 31, 2015, the Company contributed cash funds of $3.6 million to the pension plans.  Titan expects to contribute approximately $5 million to these pension plans during 2016.

Titan’s projected benefit obligation at December 31, 2015, was $115.6 million, as compared to $126.8 million at December 31, 2014.  The Company’s defined benefit pension plans were underfunded by $37.2 million at December 31, 2015.  During 2015, the Company recorded net periodic pension expense of $2.2 million.  Accumulated other comprehensive loss recorded for defined benefit pension plans, net of tax, was $26.7 million and $26.1 million at December 31, 2015, and 2014, respectively.  Other comprehensive income (loss) is recorded as a direct charge to stockholders’ equity and does not affect net income.  Titan will be required to record net periodic pension cost in the future; these costs may fluctuate based upon revised assumptions and could negatively affect the Company’s financial position, cash flows and results of operations.

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosure about the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update were deferred by ASU No. 2015-14, "Revenue form Contracts with Customers (Topic 606) Deferral of Effective Date", and are now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company will adopt the guidance in the year beginning on January 1, 2018, and is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This update amends existing guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory." This update provides that an entity should measure inventory within the scope of the update at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." This update clarifies the presentation and subsequent measurement of debt issuance cost associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The effective date of the guidance will be for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this guidance will not have a material effect on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes." This update amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. The update simplifies the presentation of deferred income taxes, requiring that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has elected to adopt this guidance prospectively as of December 31, 2015. As a result, the Company has classified all deferred tax liabilities and assets as non-current in the Consolidated Balance Sheet at December 31, 2015.

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This update addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7, Part II of this report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15, Part IV of this report, “Exhibits and Financial Statement Schedules.”

ITEM 9	– CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the period covered by this Form 10-K and concluded that, because of a material weakness in Titan's internal control over financial reporting of the Company’s entity level controls described below, disclosure controls and procedures were not effective as of the period covered by this Form 10-K. Notwithstanding the material weakness described below, the Company's management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in the Annual Report and in this Form 10-K are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

Management's Report on Internal Control Over Financial Reporting
Titan management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes those policies, procedures and activities that:

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

Titan management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the "1992 Internal Control-Integrated Framework". A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this evaluation, including consideration of the control deficiencies discussed below, management has concluded that internal control over financial reporting was not effective as of December 31, 2015, due to the fact that there was a material weakness in internal control over financial reporting. Specifically, through assessment and evaluation, as discussed above, management identified the following points amplified the potential for deficiency: (i) rapid global growth, (ii) increased complexity in accounting and reporting infrastructure and (iii) economic and market downturn. The material weakness was previously identified and reported in the Form 10-K for the year ended December 31, 2014, and is further defined below.

Titan has experienced significant business changes over the past three years, including rapid global growth from a U.S. based company to a large, multinational organization, operating in more than 16 countries, resulting in unique and discrete complex accounting matters. This growth has introduced a significant increase in the complexity of Titan’s accounting and reporting infrastructure for collecting and analyzing financial information. Additionally, Titan has been experiencing an economic and market downturn, adding to the complexity of assessing goodwill and fixed asset impairments, valuation of inventory and other complex accounting transactions from a global perspective. Titan’s current accounting and reporting infrastructure does not possess the proper resources, processes and systems to effectively address the complex accounting transactions, resulting from its recent international growth and economic/market decline.

During the year ended December 31, 2015, the Company embarked on a remediation plan. The design and enhancements to the control structure is in process and the material weakness is not remediated at year end. In addition, the Company restated its financial statements for errors in accounting for the shareholders' agreement related to redeemable noncontrolling interest in the Company's investment in Voltyre Prom.

The effectiveness of Titan's internal control over financial reporting as of December 31, 2015. has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report within this Form 10-K.

Remediation Plan
Management has been actively engaged in developing remediation plans to address the above control deficiencies. The remediation efforts expected to be implemented include the following:

•	People - enhance Titan's current accounting and reporting infrastructure by augmenting the team with professionals who possess the commensurate accounting skillsets.

•
Processes - strengthen Titan's current control environment and overall business processes to ensure risk mitigation and materially accurate financial statement reporting, including increased levels of management review and updated financial policies.

•	Systems - augment Titan's current system infrastructure to ensure accurate, timely data is reported.

Management has developed a detailed plan and time table for implementing the foregoing remediation efforts and will monitor the implementation closely. Additionally, under the direction of the Chief Financial Officer, management will continue reviewing and making the necessary changes to the overall design and operation of the Company's internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the aforementioned efforts will effectively remediate the material weakness. As the Company continues evaluating and improving internal control over financial reporting, Titan may determine additional measures are necessary to address control deficiencies and will modify the remediation plan described above, as required.

Changes in Internal Control over Financial Reporting
Other than the remediation steps described above, there were no material changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15(f)) that occurred during the fourth quarter ended December 31, 2015, that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
The information required by this item regarding the Company’s directors is incorporated by reference to the Company’s 2016 Proxy Statement under the captions “Election of Directors,” “Directors Continuing in Office,” “Committees and Meetings of the Board of Directors” and “Corporate Governance.”

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

Maurice M. Taylor Jr., 71, has been Chief Executive Officer and a Director of the Company since 1990, when Titan was acquired in a management-led buyout by investors, including Mr. Taylor.  Mr. Taylor served as President of the Company from 1990 to 2005 and was appointed Chairman in 2005.

Paul G. Reitz, 43, joined the Company in July 2010 as Chief Financial Officer.  Mr. Reitz was appointed President in February 2014. Before joining Titan, Mr. Reitz was chief accounting officer at Carmike Cinemas, Inc.

Michael G. Troyanovich, 58, joined the Company in August 2011 as Assistant General Counsel. Mr. Troyanovich was appointed Secretary in December 2012, and General Counsel in June 2013. Prior to joining Titan, Mr. Troyanovich was President of Kistner Troyanovich and Brady, P.C. from September 2001 until August 2011.

John R. Hrudicka, 52, joined the Company in February 2014 as Chief Financial Officer. Prior to joining Titan, Mr. Hrudicka had been at Elkay Manufacturing since 2006, joining as Vice President of Finance and becoming Chief Financial Officer in 2010.

Section 16(a) Beneficial Ownership Reporting Compliance
The information required by this item regarding beneficial ownership reporting compliance is incorporated by reference to the Company’s 2016 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s 2016 Proxy Statement under the caption “Compensation of Executive Officers.”

ITEM 12– SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information concerning equity compensation plans, the information required by this item is incorporated by reference to the Company’s 2016 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table provides information about shares of Titan common stock that may be issued under Titan’s equity compensation plans, as of December 31, 2015:

	(i) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(ii) Weighted-average exercise price of outstanding options, warrants and rights	(iii) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i))
Equity compensation plans approved by security holders	795,782	(a)	19.13	1,523,634
Equity compensation plans not approved by security holders	—		n/a	—
Total	795,782		19.13	1,523,634

(a)	Amount includes outstanding stock options under the Company’s 2005 Equity Incentive Plan.

For additional information regarding the Company’s stock compensation plans, please see Note 27 of the Company’s Notes to Consolidated Financial Statements.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s 2016 Proxy Statement under the caption “Related Party Transactions” and “Corporate Governance” and also appears in Note 31 of the Company’s Notes to Consolidated Financial Statements.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s 2016 Proxy Statement under the caption “Audit and Other Fees.”

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The accompanying Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	February 24, 2016	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2016.

Signatures	Capacity

/s/ MAURICE M. TAYLOR JR.	Chairman and Chief Executive Officer
Maurice M. Taylor Jr.	(Principal Executive Officer)

/s/ JOHN HRUDICKA	Chief Financial Officer
John Hrudicka	(Principal Financial Officer)

/s/ CHRIS BOHNERT	Chief Accounting Officer
Chris Bohnert	(Principal Accounting Officer)

/s/ RICHARD M. CASHIN JR.	Director
Richard M. Cashin Jr.

/s/ GARY L. COWGER	Director
Gary L. Cowger

/s/ ALBERT J. FEBBO	Director
Albert J. Febbo

/s/ PETER MCNITT	Director
Peter McNitt

/s/ ANTHONY L. SOAVE	Director
Anthony L. Soave

TITAN INTERNATIONAL, INC.
Exhibit Index
Annual Report on Form 10-K

Exhibit No.	DESCRIPTION
3.1 (a)	Titan International, Inc. Amended and Restated Certificate of Incorporation
3.2 (a)	Bylaws of the Company
4.1 (b)	Indenture between the Company and U.S. Bank National Association dated December 21, 2009
4.2 (c)	Indenture between the Company and U.S. Bank National Association dated October 7, 2013
10.1 (a)
First Supplemental Indenture dated as of June 26, 2015 to the Indenture dated as of December 21, 2009 between Titan International, Inc., U.S. Bank National Association, as Trustee, and the Subsidiary Guarantors party thereto, relating to the 5.625% Convertible Senior Subordinated Notes due 2017

10.2 (d)	2005 Equity Incentive Plan as Amended
10.3 (e)	Maurice M. Taylor, Jr. Employment Agreement
10.4 (f)	Maurice M. Taylor, Jr. Employment Agreement Amendment
10.5 (g)	Maurice M. Taylor, Jr. Employment Agreement Amendment
10.6 (h)	Paul G. Reitz Employment Agreement
10.7 (h)	John Hrudicka Employment Agreement
10.8 (h)	Michael G. Troyanovich Employment Agreement
10.9 (i)	Trademark License Agreement with The Goodyear Tire & Rubber Company **
10.10 (j)	Second Amended and Restated Credit Agreement among the Company and Bank of America, N.A. dated as of December 21, 2012
21*	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith
** Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

(a)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on June 29, 2015 (No. 1-12936).

(b)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on December 21, 2009 (No. 1-12936).

(c)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on October 7, 2013. (No. 1-12936).

(d)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on March 28, 2011.

(e)	Incorporated by reference to the same numbered exhibit contained in the Company’s Form 10-Q for the quarterly period ended June 30, 2006 (No. 1-12936).

(f)	Incorporated by reference to the same numbered exhibit contained in the Company's Form 10-K for the year ended December 31, 2010 (No 1-12936).

(g)	Incorporated by reference to the same numbered exhibit contained in the Company's Current Report on Form 8-K filed on February 15, 2012 (No 1-12936).

(h)	Incorporated by reference to the same numbered exhibit contained in the Company's Current Report on Form 8-K filed on February 15, 2012 (No 1-12936).

(i)	Incorporated by reference to the same numbered exhibit contained in the Company's Form 10-Q for the quarterly period ended March 31, 2015 (No 1-12936).

(j)	Incorporated by reference to the same numbered exhibit contained in the Company's Form 10-Q for the quarterly period ended June 30, 2013 (No. 1-12936).

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

The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  The consolidated financial statements as of December 31, 2015, have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and
Shareholders of Titan International, Inc.
We have audited the accompanying consolidated balance sheets of Titan International, Inc. (an Illinois corporation) and its subsidiaries (together, the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titan International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance in 2015, related to the presentation of deferred income taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016, expressed an adverse opinion thereon.

/s/ Grant Thornton LLP
Chicago, Illinois
February 24, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and
Shareholders of Titan International, Inc.
We have audited the internal control over financial reporting of Titan International, Inc. (an Illinois corporation) and its subsidiaries (the Company) as of December 31, 2015, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
During the year ended December 31, 2014, Titan’s management determined that entity level controls were not designed appropriately and may not always operate at the appropriate level of precision to prevent or detect material misstatements of the Company’s annual financial statements on a timely basis. Specifically, the Company’s accounting and reporting infrastructure was not able to effectively address complex accounting transactions. The material weakness previously reported has not been remediated as of December 31, 2015. In addition, the Company restated its financial statements for errors in accounting for the shareholders’ agreement and related redeemable non-controlling interest in the Company’s investment in Voltyre-Prom, which provides more evidence that the previously reported material weakness exists as of December 31, 2015.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We do not express an opinion or any other form of assurance on management’s statement referring to their remediation plan and the related benefits of implementing new controls.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated February 24, 2016, which expressed an unqualified opinion on those financial statements.
/s/ Grant Thornton LLP
Chicago, Illinois
February 24, 2016

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Net sales	$1,394,771	$1,895,527	$2,163,595
Cost of sales	1,256,962	1,714,952	1,868,405
Mining asset impairment and inventory write-down	—	39,932	—
Gross profit	137,809	140,643	295,190
Selling, general and administrative expenses	140,393	173,614	167,371
Research and development expenses	11,162	14,005	11,165
Royalty expense	10,533	14,078	14,259
Non-cash goodwill impairment charge	—	36,571	—
Income (loss) from operations	(24,279)	(97,625)	102,395
Interest expense	(34,032)	(36,564)	(47,120)
Convertible debt conversion charge	—	—	(7,273)
Loss on senior note repurchase	—	—	(22,734)
Gain on earthquake insurance recovery	—	—	22,451
Foreign exchange loss	(4,758)	(31,713)	(4,920)
Other income	11,063	13,658	11,935
Income (loss) before income taxes	(52,006)	(152,244)	54,734
Provision (benefit) for income taxes	38,281	(21,819)	25,047
Net income (loss)	(90,287)	(130,425)	29,687
Net loss attributable to noncontrolling interests	(14,654)	(49,964)	(5,518)
Net income (loss) attributable to Titan	(75,633)	(80,461)	35,205
Redemption value adjustment	(17,668)	(49,277)	—
Net income (loss) applicable to common shareholders	$(93,301)	$(129,738)	$35,205

Earnings per common share:
Basic	$(1.74)	$(2.43)	$.66
Diluted	$(1.74)	$(2.43)	$.64
Average common shares and equivalents outstanding:
Basic	53,696	53,497	53,039
Diluted	53,696	53,497	59,522

Dividends declared per common share:	$.02	$.02	$.02

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(All amounts in thousands)

	Year ended December 31,
	2015	2014	2013
Net income (loss)	$(90,287)	(130,425)	$29,687
Unrealized loss on investments	—	—	(3)
Currency translation adjustment	(79,196)	(63,424)	(24,287)
Pension liability adjustments, net of tax of $(439), $3,035, and $(8,700), respectively	(662)	(5,129)	14,749
Comprehensive income (loss)	(170,145)	(198,978)	20,146
Net comprehensive loss attributable to redeemable and noncontrolling interests	(19,391)	(68,856)	(9,734)
Comprehensive income (loss) attributable to Titan	$(150,754)	$(130,122)	$29,880

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$200,188	$201,451
Accounts receivable (net of allowance of $4,527 and $5,706, respectively)	177,389	199,378
Inventories	269,791	331,432
Deferred income taxes	—	23,435
Prepaid and other current assets	62,633	80,234
Total current assets	710,001	835,930
Property, plant and equipment, net	450,020	527,414
Deferred income taxes	5,967	15,623
Other assets	109,203	116,757
Total assets	$1,275,191	$1,495,724

Liabilities
Current liabilities
Short-term debt	$31,222	$26,233
Accounts payable	123,154	146,305
Other current liabilities	115,721	129,018
Total current liabilities	270,097	301,556
Long-term debt	480,404	496,503
Deferred income taxes	14,509	18,582
Other long-term liabilities	88,324	89,025
Total liabilities	853,334	905,666
Commitments and contingencies: Notes 13, 28 and 29

Redeemable noncontrolling interest	77,174	71,192

Equity
Titan stockholders' equity
Common stock ($0.00001 par, 120,000,000 shares authorized, 55,253,092 issued)	—	—
Additional paid-in capital	497,008	513,090
Retained earnings	49,297	126,007
Treasury stock (at cost, 1,339,583 and 1,504,064 shares, respectively)	(12,420)	(13,897)
Treasury stock reserved for deferred compensation	(1,075)	(1,075)
Accumulated other comprehensive loss	(187,751)	(112,630)
Total Titan stockholders’ equity	345,059	511,495
Noncontrolling interests	(376)	7,371
Total equity	344,683	518,866
Total liabilities and equity	$1,275,191	$1,495,724

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(All amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for contractual obligations	Accumulated other comprehensive income (loss)	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2013	48,562,204	—	507,199	173,407	(16,445)	(1,075)	(56,469)	606,617	25,745	632,362
Net income *				35,205				35,205	(1,571)	33,634
CTA, net of tax *							(20,071)	(20,071)	(3,184)	(23,255)
Pension liability adjustments, net of tax							14,749	14,749		14,749
Unrealized gain on investment, net of tax							(3)	(3)		(3)
Dividends on common stock				(1,071)				(1,071)		(1,071)
Note conversion	4,903,044		45,903					45,903		45,903
Exercise of stock options	60,417		459		542			1,001		1,001
Acquisitions	—		—					—	168	168
Stock-based compensation			4,815					4,815		4,815
Tax benefit related to stock-based compensation			(68)					(68)		(68)
Issuance of treasury stock under 401(k) plan	35,207		329		317			646		646
Balance December 31, 2013	53,560,872	—	558,637	207,541	(15,586)	(1,075)	(61,794)	687,723	21,158	708,881
Net income *				(80,461)				(80,461)	(12,320)	(92,781)
CTA, net of tax *							(44,554)	(44,554)	(1,467)	(46,021)
Pension liability adjustments, net of tax							(5,129)	(5,129)		(5,129)
Dividends on common stock				(1,073)				(1,073)		(1,073)
Restricted stock awards vesting	139,250		(1,250)		1,250			—		—
Exercise of stock options	8,971		60		81			141		141
Acquisition of additional interest			(49)				(1,153)	(1,202)		(1,202)
Redemption value adjustment			(49,277)					(49,277)		(49,277)
Stock-based compensation			5,360					5,360		5,360
Tax benefit related to stock-based compensation			(672)					(672)		(672)
Issuance of treasury stock under 401(k) plan	39,935		281		358			639		639
Balance December 31, 2014	53,749,028	—	513,090	126,007	(13,897)	(1,075)	(112,630)	511,495	7,371	518,866
Net loss *				(75,633)				(75,633)	(7,640)	(83,273)
CTA, net of tax *							(74,459)	(74,459)	(65)	(74,524)
Pension liability adjustments, net of tax							(662)	(662)		(662)
Dividends on common stock				(1,077)				(1,077)		(1,077)
Restricted stock awards	86,500		(777)		777			—		—
Exercise of stock options	12,500		33		112			145		145
Dissolution of subsidiary								—	(42)	(42)
Redemption value adjustment			(17,668)					(17,668)	—	(17,668)
Stock-based compensation			2,335					2,335		2,335
Issuance of treasury stock under 401(k) plan	65,481		(5)		588			583		583
Balance December 31, 2015	53,913,509	—	$497,008	$49,297	$(12,420)	$(1,075)	$(187,751)	$345,059	$(376)	$344,683

* Net income (loss) excludes a loss attributable to redeemable noncontrolling interest of $3,947, $37,644, and $7,014 for 2013, 2014 and 2015, respectively. CTA excludes $(1,032), $(17,403), and $(4,672) for 2013, 2014, and 2015, respectively.

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
Cash flows from operating activities:	2015	2014	2013
Net income (loss)	$(90,287)	$(130,425)	$29,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,618	88,704	80,622
Amortization of debt premium	—	—	(2,369)
Mining asset impairment	—	23,242	—
Mining inventory write-down	—	16,690	—
Deferred income tax provision	27,969	(24,800)	(4,004)
Convertible debt conversion charge	—	—	7,273
Loss on note repurchase	—	—	22,734
Gain on earthquake insurance recovery	—	—	(22,451)
Non-cash goodwill impairment charge	—	36,571	—
Stock-based compensation	2,335	5,360	4,815
Excess tax benefit from stock-based compensation	—	672	68
Insurance proceeds	—	—	35,808
Issuance of treasury stock under 401(k) plan	583	639	646
Foreign currency translation (gain)/loss	12,058	8,829	198
(Increase) decrease in assets:
Accounts receivable	497	54,686	26,417
Inventories	31,333	20,933	(30,280)
Prepaid and other current assets	9,946	30,324	(39,825)
Other assets	(4,780)	(1,145)	1,960
Increase (decrease) in liabilities:
Accounts payable	1,402	(26,135)	9,479
Other current liabilities	(172)	(2,089)	(556)
Other liabilities	3,428	15,764	(3,348)
Net cash provided by operating activities	63,930	117,820	116,874
Cash flows from investing activities:
Capital expenditures	(48,429)	(58,439)	(80,131)
Acquisitions, net of cash acquired	—	(13,395)	(95,681)
Additional equity investment in Wheels India	—	—	(8,017)
Insurance proceeds	—	—	2,879
(Increase) decrease in restricted cash deposits	—	14,268	(14,473)
Other	(1,508)	1,296	2,119
Net cash used for investing activities	(49,937)	(56,270)	(193,304)
Cash flows from financing activities:
Proceeds from borrowings	5,727	15,708	788,704
Repurchase of senior notes	—	—	(558,360)
Payment on debt	(5,521)	(60,345)	(200,721)
Convertible note conversion	—	—	(14,090)
Capital contribution from noncontrolling interest	—	—	79,592
Proceeds from exercise of stock options	145	141	1,001
Excess tax benefit from stock-based compensation	—	(672)	(68)
Payment of financing fees	—	(33)	(12,332)
Dividends paid	(1,077)	(1,073)	(1,046)
Net cash provided by (used for) financing activities	(726)	(46,274)	82,680
Effect of exchange rate changes on cash	(14,530)	(3,185)	(6,004)
Net increase in cash and cash equivalents	(1,263)	12,091	246
Cash and cash equivalents, beginning of year	201,451	189,360	189,114
Cash and cash equivalents, end of year	$200,188	$201,451	$189,360

Supplemental information:
Interest paid	$34,072	$34,014	$41,875
Income taxes paid, net of refunds received	$(195)	$(25,588)	$59,360
Non-cash investing and financing information:
Issuance of common stock for convertible debt payment	$—	$—	$45,903

 See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Inventories
Inventories are valued at the lower of cost or market.  The majority of the Company's inventories were valued under the first in, first out (FIFO) method or average cost method. Approximately 8% of the Company's December 31, 2015, inventories were valued under the last in, first out (LIFO) method.  The majority of the steel inventory in North America is accounted for under the LIFO method. Market value is estimated based on current selling prices.  Estimated provisions are established for slow-moving and obsolete inventory.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The senior secured notes due 2020 and convertible notes due 2017 are carried at cost of $400.0 million and $60.2 million at December 31, 2015, respectively. The fair value of the senior secured notes due 2020 at December 31, 2015, as obtained through an independent pricing source, was approximately $296.0 million.

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

As a result of the continued downturns in the Company's markets and overall operating loss, the Company determined in the fourth quarter of 2015 that events and circumstances indicated that the carrying value of fixed assets may not be recoverable. Certain fixed assets were reviewed for recoverability. No impairment was identified.

Investments
The Company had an equity method investment of $42.6 million in Wheels India Limited as of December 31, 2015, representing a 34.2% ownership. This equity method investment is included in Other Assets in the consolidated balance sheets. The value of this investment based on the December 31, 2015 market price was $69.2 million. The Company assesses the carrying value of its equity method investments whenever events and circumstances indicate that the carrying values may not be recoverable. Investment write-downs, if necessary, are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. These write-downs, if any, are measured as the excess of the carrying value of the asset over the discounted expected future cash flows or the estimated fair value of the asset.

The Company uses the cost method to account for investments in entities that are not consolidated or accounted for under the equity method. Under the cost method, investments are reported at cost in Other Assets on the consolidated balance sheets. The fair values of cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair values of the investments.

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

Impairment of goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period and whenever events and circumstances indicate that the carrying values may not be recoverable.  In the fourth quarter of 2014, the Company recorded a non-cash charge for the impairment of goodwill of $36.6 million on both a pre-tax and after-tax basis. The charge included $11.4 million of earthmoving/construction goodwill related to the acquisition of Titan Australia; $9.6 million of agricultural goodwill related to the acquisition of the Latin America farm tire business; and $15.6 million of goodwill related to the acquisition of Voltyre-Prom. The Voltyre-Prom goodwill included $11.0 million in the agricultural segment, $2.6 million in the earthmoving/construction segment, and $2.0 million in the consumer segment. The Company had no remaining goodwill after the impairment. See Note 9 for additional information.

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

Research and development expense
Research and development (R&D) expenses are expensed as incurred.  R&D costs were $11.2 million, $14.0 million and $11.2 million for the years of 2015, 2014 and 2013, respectively. Increased R&D is primarily attributable to the investment in LSW as a cornerstone of the Company's strategy.

Advertising
Advertising expenses are included in SG&A expense and are expensed as incurred.  Advertising costs were approximately $3.8 million for the year ended December 31, 2015, and approximately $4.9 million and $2.3 million for the years ended December 31, 2014 and 2013, respectively.

Warranty costs
The Company provides limited warranties on workmanship on its products in all market segments.  The provision for estimated warranty costs is made in the period when such costs become probable and is based on past warranty experience.  See Note 11 for additional information.

Income taxes
Deferred income tax provisions are determined using the liability method to recognize deferred tax assets and liabilities. This method is based upon differences between the financial statement carrying amounts and the respective tax basis of assets and liabilities using enacted tax rates that are expected to apply in the years the temporary differences are expected to be settled or realized.  Valuation allowances are recorded where it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with the provisions of FASB ASC 740 Income Taxes, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.

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

Cash and cash equivalents
The Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents. The cash in the Company's U.S. banks is not fully insured by the Federal Deposit Insurance Corporation. The Company had $57.8 million and $71.4 million of cash in foreign bank accounts at December 31, 2015 and 2014, respectively. The Company's cash in its foreign bank accounts is not insured.

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

Stock-based compensation
At December 31, 2015, the Company has one stock-based compensation plan, which is described in Note 27.  Compensation expense for stock-based compensation is recognized over the requisite service period at the estimated fair value of the award at the grant date.  The Company granted 60,000; 59,000; and 60,000 stock options in 2015, 2014 and 2013, respectively. The Company granted 123,500; 10,000; and 225,750 restricted stock awards in 2015, 2014 and 2013, respectively.

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

Changes in Accounting Principle
The Company has elected to adopt for the 2015 balance sheet the classification of deferred taxes based on Accounting Standards Update (ASU) No. 2015-17 which requires all deferred taxes be classified as non-current on the balance sheet.  Titan decided to adopt this guidance prospectively as of December 31, 2015. As a result, all deferred tax liabilities and assets are classified as non-current in the Consolidated Balance Sheet at December 31, 2015. As a result of this change, the Company reclassified $15.7 million of current deferred tax assets to non-current deferred tax assets and $3.1 million of current deferred tax liabilities to non-current deferred tax liabilities.

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosure about the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update were deferred by ASU No. 2015-14, "Revenue form Contracts with Customers (Topic 606) Deferral of Effective Date", and are now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company will adopt the guidance in the year beginning on January 1, 2018, and is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This update amends existing guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory." This update provides that an entity should measure inventory within the scope of the update at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." This update clarifies the presentation and subsequent measurement of debt issuance cost associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The effective date of the guidance will be for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this guidance will not have a material effect on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes." This update amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. The update simplifies the presentation of deferred income taxes, requiring that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has elected to adopt this guidance prospectively as of December 31, 2015. As a result, the Company has classified all deferred tax liabilities and assets as non-current in the Consolidated Balance Sheet at December 31, 2015.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This update addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

Reclassification
During the second quarter of 2015, the Company identified a subsidiary investment which was improperly classified as an intercompany liability. As a result of the correction of this item, the Company reclassified currency translation in other comprehensive income to currency exchange in other income. The year ended December 31, 2015, included $3.1 million in currency exchange related to this correction. Titan concluded that this amount is immaterial to the consolidated financial statements for the twelve months ended December 31, 2015.

2. MINING ASSET IMPAIRMENT AND INVENTORY WRITE-DOWN

In 2014, the Company recorded an asset impairment and inventory write-downs of $23.2 million and $16.7 million, respectively. The impairment was recorded on machinery, equipment and molds used to produce giant mining tires. Mining products are included in the Company's earthmoving/construction segment. In the second quarter of 2014, several large mining equipment manufacturers significantly decreased their sales forecast for mining equipment. The Company's sales of mining product were deteriorating at an accelerated pace. Therefore, the Company tested mining related assets for impairment in the second quarter of 2014. The fair value of the mining equipment was determined using a cost and market approach. The inventory write-downs were to adjust the value of mining product inventory to estimated market value.

3. ACQUISITIONS

Acquisition of Voltyre-Prom
On October 4, 2013, Titan, in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF), closed the acquisition of an 85% interest in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, for approximately $94.1 million, which includes the assumption of debt. Titan is acting as operating partner with responsibility for Voltyre-Prom's daily operations on behalf of the consortium of which Titan holds a 30% interest. This acquisition expanded Titan's footprint into the Commonwealth of Independent States (CIS) region. The fair value of the consideration transferred and noncontrolling interests exceeded the fair value of the identified assets acquired less liabilities assumed. Therefore, goodwill of $21.0 million was recorded on the transaction at the time of acquisition, which was not deductible for tax purposes. In the fourth quarter of 2014, the Company recorded a non-cash goodwill impairment charge of $15.6 million for Voltyre-Prom which removed all goodwill related to this acquisition. The difference from the amount originally recorded was due to foreign currency translation. See Note 9 for additional information. An initial noncontrolling interest of $14.5 million, representing the 15% not owned by the partnership, was recorded at the acquisition date. In the first half of 2014, the partnership of Titan, OEP, and RDIF purchased an additional 15% to bring the total Voltyre-Prom ownership to 100% for the partnership. See Note 15 and Note 35 for additional information.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation of the Voltyre-Prom acquisition consisted of the following (amounts in thousands):

	Acquisition	Additional
	Date	Purchases	Total
Cash	$80	$—	$80
Accounts receivable	5,596	—	5,596
Inventories	3,807	—	3,807
Deferred income taxes - current asset	253	—	253
Prepaid & other current assets	1,881	—	1,881
Goodwill	21,002	—	21,002
Property, plant & equipment	79,255	—	79,255
Other assets	17,615	—	17,615
Accounts payable	(715)	—	(715)
Other current liabilities	(4,152)	—	(4,152)
Deferred income taxes - noncurrent liability	(15,989)	—	(15,989)
Noncontrolling interests	(14,542)	13,395	(1,147)
Net assets acquired	$94,091	$13,395	$107,486

4. ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2015 and 2014, consisted of the following (amounts in thousands):

	2015	2014
Accounts receivable	$181,916	$205,084
Allowance for doubtful accounts	(4,527)	(5,706)
Accounts receivable, net	$177,389	$199,378

5. INVENTORIES

Inventories at December 31, 2015 and 2014, consisted of the following (amounts in thousands):

	2015	2014
Raw material	$85,490	$119,989
Work-in-process	31,866	41,073
Finished goods	158,997	179,998
	276,353	341,060
Adjustment to LIFO basis	(6,562)	(9,628)
	$269,791	$331,432

If the Company were to liquidate the December 31, 2015 balance of LIFO basis inventory, it would pay tax of $2.5 million. If the Company would have liquidated the December 31, 2014 balance of LIFO basis inventory, it would have paid tax of $3.7 million. See Note 2 for additional information on the mining inventory write-downs of $16.7 million recorded in 2014.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2015 and 2014, consisted of the following (amounts in thousands):

	2015	2014
Prepaid supplies	$26,804	$28,477
Prepaid royalty	5,863	5,940
Prepaid income taxes	5,469	19,474
Value added tax	5,099	6,294
Prepaid insurance	3,570	2,580
Duty receivable	3,166	3,717
Assets held for sale	2,522	—
Prepaid deposits	842	1,700
Derivative financial instruments	66	1,068
Other	9,232	10,984
	$62,633	$80,234

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2015 and 2014, consisted of the following (amounts in thousands):

	2015	2014
Land and improvements	$35,605	$60,012
Buildings and improvements	230,097	214,472
Machinery and equipment	575,216	585,318
Tools, dies and molds	90,798	103,353
Construction-in-process	36,498	48,170
	968,214	1,011,325
Less accumulated depreciation	(518,194)	(483,911)
	$450,020	$527,414

Depreciation, including depreciation on capital leases, related to property, plant and equipment for the years 2015, 2014 and 2013 totaled $64.5 million, $82.7 million, and $75.7 million, respectively.

Included in the total of building and improvements are capital leases of $3.7 million and $4.1 million at December 31, 2015, and December 31, 2014, respectively. Included in the total of machinery and equipment are capital leases of $33.0 million and $37.7 million at December 31, 2015, and December 31, 2014, respectively. See Note 2 for additional information on the mining asset impairment of $23.2 million recorded in the second quarter of 2014.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. OTHER ASSETS

Other assets at December 31, 2015 and 2014, consisted of the following (amounts in thousands):

	2015	2014
Investment in Wheels India Limited	$42,555	$43,540
Amortizable intangibles	17,798	23,689
Investments for contractual obligations	9,480	9,840
Prepaid royalty	9,062	14,966
Note receivable	6,000	5,000
Deferred financing costs	5,515	7,082
Other	18,793	12,640
	$109,203	$116,757

The investments for contractual obligations are being treated as trading securities.

9. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the two years ended December 31, 2015 and 2014, were as follows (amounts in thousands):

	Agricultural Segment	Earthmoving/ Construction Segment	Consumer Segment	Total
Balance at January 1, 2014	$24,540	$14,898	$2,637	$42,075
Noncash goodwill impairment charge	(20,599)	(13,971)	(2,001)	(36,571)
Foreign currency translation	(3,941)	(927)	(636)	(5,504)
Balance at December 31, 2014	—	—	—	—
Foreign currency translation				—
Balance at December 31, 2015	$—	$—	$—	$—

In the fourth quarter of 2014, the recoverability of all goodwill was evaluated by estimating future discounted cash flows. The Company recorded a non-cash charge for the impairment of goodwill in the amount of $36.6 million on both a pre-tax and after-tax basis. The charge included $11.4 million of earthmoving/construction goodwill related to the acquisition of Titan Australia; $9.6 million of agricultural goodwill related to the acquisition of the Latin America farm tire business; and $15.6 million of goodwill related to the acquisition of Voltyre-Prom. The Voltyre-Prom goodwill included $11.0 million in the agricultural segment, $2.6 million in the earthmoving/construction segment, and $2.0 million in the consumer segment.
The key factor leading to the impairment of the Australia goodwill was the continued downturn in the mining industry. During 2014, the price of iron ore declined over 40%. The extended downturn led to changes in assumptions regarding future cash flows which culminated in the goodwill impairment.

The key factors leading to the impairment of the Voltyre-Prom goodwill were the changes in the political and economic factors which occurred in Russia during 2014. The changes, including devaluation of the Russian ruble and increases in interest rates, accelerated in the fourth quarter of 2014 which led to changes in assumptions regarding future cash flows which resulted in goodwill impairment. The key factors leading to the impairment of the Latin American goodwill were a softening of the agricultural tire market and the Brazilian economy as a whole. The slowdown, which began in the third quarter, accelerated in the fourth quarter. As a result of the slowdown there was competitive pricing pressure impacting both sales and profits. These changes led to changes in assumptions regarding future cash flows which resulted in goodwill impairment.

As a result of the Australian and Voltyre-Prom goodwill impairment and the contributing factors, the Company tested the Australian and Voltyre-Prom intangibles for impairment during the fourth quarter of 2014. The Australian intangibles totaled $12.8 million at December 31, 2014, and consist primarily of customer relationships. The Voltyre-Prom intangibles totaled $8.0 million at December 31, 2014, and consist of trademarks. No impairment was indicated.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the continued downturn in the mining industry through 2015, the Company retested the Australian intangibles for impairment during the fourth quarter of 2015. The Australian intangibles totaled $10.1 million at December 31, 2015, and consist primarily of customer relationships. No impairment was indicated.

The components of intangible assets for the two years ended December 31, 2015 and 2014, were as follows (amounts in thousands):

	Weighted- Average Useful Lives (in Years)	2015	2014
Amortizable intangible assets:
Customer relationships	11.7	13,413	14,958
Patents, trademarks and other	8.9	13,237	15,907
Total at cost		26,650	30,865
Less accumulated amortization		(8,852)	(7,176)
		17,798	23,689

Amortization related to intangible assets for the years 2015, 2014 and 2013 totaled $3.0 million, $4.4 million, and $3.0 million, respectively. The decrease in cost from 2014 is primarily related to foreign currency translation of $3.2 million.

The estimated aggregate amortization expense at December 31, 2015, is as follows (amounts in thousands):

2016	$2,143
2017	1,970
2018	1,970
2019	1,970
2020	1,970
Thereafter	7,775
$17,798

10. OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2015 and 2014,  consisted of the following (amounts in thousands):

	2015	2014
Warranty	$23,121	$28,144
Wages and commissions	21,668	27,388
Insurance	14,011	10,272
Accounts receivable credits	9,281	8,181
Accrued interest	8,677	8,933
CEO and management incentive compensation	6,388	6,388
Accrued other taxes	5,881	10,924
Liabilities held for sale	1,529	—
Deferred income tax	—	3,131
Other	25,165	25,657
	$115,721	$129,018

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. WARRANTY COSTS

Changes in the warranty liability consisted of the following (amounts in thousands):

	2015	2014
Warranty liability, January 1	$28,144	$33,134
Provision for warranty liabilities	9,688	17,672
Warranty payments made	(14,711)	(22,662)
Warranty liability, December 31	$23,121	$28,144

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

12. OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2015 and 2014, consisted of the following (amounts in thousands):

	2015	2014
Accrued pension liabilities	$36,405	$39,453
Income tax liabilities	17,985	17,807
Accrued employment liabilities	14,452	15,140
Italian government grant	13,952	11,928
Other	5,530	4,697
	$88,324	$89,025

13. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt at December 31, 2015 and 2014, consisted of the following (amounts in thousands):

	2015	2014
6.875% senior secured notes due 2020	$400,000	$400,000
5.625% convertible senior subordinated notes due 2017	60,161	60,161
Titan Europe credit facilities	38,059	42,291
Other debt	11,531	17,013
Capital leases	1,875	3,271
	511,626	522,736
Less amounts due within one year	31,222	26,233
	$480,404	$496,503

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate maturities of long-term debt are as follows (amounts in thousands):

2016	$31,222
2017	74,043
2018	5,376
2019	980
2020	400,005
$511,626

6.875% senior secured notes due 2020
The Company’s 6.875% senior secured notes (senior secured notes due 2020) are due October 2020. These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport and Titan Wheel Corporation of Illinois. The Company's senior secured notes due 2020 outstanding balance was $400.0 million at December 31, 2015.

5.625% convertible senior subordinated notes due 2017
The Company’s 5.625% convertible senior subordinated notes (convertible notes) are due January 2017.   The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  The Company’s convertible notes balance was $60.2 million at December 31, 2015.

Titan Europe credit facilities
The Titan Europe credit facilities contain borrowings from various institutions totaling $38.1 million at December 31, 2015. Maturity dates on this debt range from less than one year to three years and interest rates range from 5% to 6.9%. The Titan Europe facilities are primarily secured by the assets of its subsidiaries in Italy, Spain, Germany and Brazil.

Revolving credit facility
The Company’s $150 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a December 2017 termination date and is collateralized by the accounts receivable and inventory of certain of its domestic subsidiaries.  Titan’s availability under this domestic facility may be less than $150 million as a result of eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At December 31, 2015, the Company had an outstanding letter of credit of $8.7 million under this credit facility. At December 31, 2015, the amount available was $67.7 million as a result of the outstanding letters of credit and the Company’s decrease in sales which impacted both accounts receivable and inventory balances at year end. During 2015 and at December 31, 2015, there were no borrowings under the credit facility.

Other Debt
Titan Brazil has working capital loans for the Sao Paulo, Brazil, manufacturing facility totaling $11.5 million at December 31, 2015. Maturity dates on this debt range from less than one year up to two years and interest rates range from 5.5% to 8%.

14. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is recorded as an offset to currency exchange gain/loss. For the year ended December 31, 2015, the Company recorded currency exchange gain of $4.4 million related to these derivatives.

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
The redemption features of the settlement put option are not solely within the Company’s control and the noncontrolling interest is presented as redeemable noncontrolling interest separately from total equity in the Consolidated Balance Sheet at the redemption value of the settlement put option. If the redemption value is greater than carrying value of the noncontrolling interest, the increase is adjusted directly to retained earnings of the affected entity, or additional paid-in capital if there are no available retained earnings applicable to the redeemable noncontrolling interest.
The following is a reconciliation of redeemable noncontrolling interest as of December 31, 2015 and 2014 (amounts in thousands):

Balance at January 1, 2014	$89,155
Purchase of subsidiary shares	(12,193)
Loss attributable to redeemable noncontrolling interest	(37,644)
Currency translation	(17,403)
Redemption value adjustment	49,277
Balance at December 31, 2014	$71,192
Loss attributable to redeemable noncontrolling interest	(7,014)
Currency translation	(4,672)
Redemption value adjustment	17,668
Balance at December 31, 2015	$77,174

This obligation approximates the cost if all remaining shares were purchased by the Company on December 31, 2015, and is presented in the Consolidated Balance Sheet in redeemable noncontrolling interest, which is treated as mezzanine equity.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Unrealized Gain (Loss) on Investments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2014	$(40,864)	$—	$(20,930)	$(61,794)
Currency translation adjustments	(45,707)	—	—	(45,707)
Defined benefit pension plan entries:
Unrecognized prior service cost, net of tax of $(52)	—	—	85	85
Unrecognized net gain, net of tax of $3,087	—	—	(5,214)	(5,214)
Balance at December 31, 2014	(86,571)	—	(26,059)	(112,630)
Currency translation adjustments	(74,459)	—	—	(74,459)
Defined benefit pension plan entries:
Unrecognized prior service cost, net of tax of $0	—	—	137	137
Unrecognized net loss, net of tax of $(439)	—	—	(799)	(799)
Balance at December 31, 2015	$(161,030)	$—	$(26,721)	$(187,751)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. STOCKHOLDERS’ EQUITY

The Company repurchased no Titan common shares in 2015, 2014, or 2013.  The Company has no plans at this time to repurchase any Titan common stock.  The Company records treasury stock using the cost method. Titan paid cash dividends of $.02 per share of common stock for 2015, 2014, and 2013.  Dividends declared totaled $1.1 million, $1.1 million and $1.1 million for 2015, 2014 and 2013, respectively.

18. FAIR VALUE MEASUREMENTS

ASC 820 Fair Value Measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (amounts in thousands):

	December 31, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Contractual obligation investments	$9,480	$9,480	$—	$—	$9,840	$9,840	$—	$—
Derivative financial instruments asset	66	—	66	—	1,068	—	1,068	—
Preferred stock	250	—	—	250	250	—	—	250
Derivative financial instruments liability	(8)	—	(8)	—	(43)	—	(43)	—
Total	$9,788	$9,480	$58	$250	$11,115	$9,840	$1,025	$250

The following table presents the changes during the periods presented in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2013	$250
Total realized and unrealized gains and losses	—
Balance at December 31, 2014	250
Total realized and unrealized gains and losses	—
Balance as of December 31, 2015	$250

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value, nonrecurring, Level 2 and 3 measurements from impairments consisted of the following (amounts in thousands):

	Fair Value
	Level 2	Level 3	Impairment Charges
	December 31, 2014		2014
Property, plant and equipment	$40,346	$—	$23,242
Goodwill	—	—	36,571
Total	$40,346	$—	$59,813
The fair value measurements and impairment charges shown above for property, plant and equipment pertain to assets used to produce giant mining tires for the mining industry. See Note 2 for additional information. See Note 9 for additional information for the goodwill impairment.

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

The Company holds a variable interest in a joint venture for which the Company is not the primary beneficiary. The joint venture manufactures and distributes wheels in China. The VIE is included in Other Assets in the consolidated balance sheets with a balance of $2.7 million at December 31, 2015.

The following table summarizes the carrying amount of the entities’ assets and liabilities included in the Company’s consolidated condensed balance sheets at December 31, 2015, and December 31, 2014 (amounts in thousands):

	December 31, 2015	December 31, 2014
Cash and cash equivalents	$9,245	$8,861
Inventory	7,993	9,645
Other current assets	13,763	18,115
Property, plant and equipment, net	25,181	36,353
Other noncurrent assets	5,179	8,016
Total assets	$61,361	$80,990

Current liabilities	12,850	11,659
Noncurrent liabilities	2,865	7,448
Total liabilities	$15,715	$19,107

All assets in the above table can only be used to settle obligations of the consolidated VIE. Liabilities are nonrecourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. ROYALTY EXPENSE

The Company has trademark license agreements with Goodyear to manufacture and sell certain farm tires under the Goodyear name.  These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia and other Commonwealth of Independent States countries. The North American and Latin American farm tire royalties were prepaid for through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition. The Company also has a trademark license agreement with Goodyear to manufacture and sell certain non-farm tire products in Latin America. Royalty expenses recorded for the years ended December 31, 2015, 2014 and 2013, were $10.5 million, $14.1 million and $14.3 million, respectively.

21. CONVERTIBLE DEBT CONVERSION CHARGE

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

22. LOSS ON SENIOR NOTE REPURCHASE

In the fourth quarter of 2013, Titan satisfied and discharged the indenture relating to the 7.875% senior secured notes due October 2017 (senior secured notes due 2017) by completing a tender offer settlement and redemption of all of its outstanding $525 million principal amount of the notes, including $325 million issued in 2013. In connection with this tender offer and redemption, the Company recorded expenses of $22.7 million. These expenses were related to early tender premium of $25.0 million, redemption premium of $8.1 million, unamortized deferred financing fees of $7.3 million, and other fees of $0.2 million, offset by unamortized premium on the notes of $17.9 million.

23. EARTHQUAKE INSURANCE RECOVERY AND GOVERNMENT GRANT

Titan Europe's wheel manufacturing facility in Finale Emilia, Italy, experienced damage from an earthquake in May 2012, prior to Titan's acquisition of Titan Europe.  The plant was closed for production during initial remedial work. This resulted in a limited transfer of production to other facilities within Titan Europe as well as sourcing product from facilities in the U.S. owned by Titan and competitors.  In the second quarter of 2013, Titan received a final insurance settlement payment of $38.7 million, which offset the earthquake insurance receivable and resulted in a gain of $22.5 million.

In August of 2014, the Company received an $11.3 million capital grant from the Italian government for asset damages related to the earthquake. The grant was recorded as a deferred income in noncurrent liabilities which will be amortized over the life of the reconstructed building.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following (amounts in thousands):

	2015	2014	2013
Interest income	$2,667	$3,038	$3,396
Gain (loss) on sale of assets	2,418	3,438	(173)
Discount amortization on prepaid royalty	1,956	2,712	3,296
Wheels India Limited equity income	1,790	2,108	1,430
Building rental income	936	903	846
Investment gain (loss) related to contractual obligation investments	(361)	1,116	1,315
Other income	1,657	343	1,825
	$11,063	$13,658	$11,935

25. INCOME TAXES

Income (loss) before income taxes, consisted of the following (amounts in thousands):

	2015	2014	2013
Domestic	$(31,810)	$(47,730)	$27,023
Foreign	(20,196)	(104,514)	27,711
	$(52,006)	$(152,244)	$54,734

The income tax provision (benefit) was as follows (amounts in thousands):

	2015	2014	2013
Current
Federal	$3,143	$(2,753)	$11,853
State	55	258	5,398
Foreign	7,114	5,476	11,800
	10,312	2,981	29,051
Deferred
Federal	28,283	(11,670)	(8,473)
State	3,599	(1,205)	(316)
Foreign	(3,913)	(11,925)	4,785
	27,969	(24,800)	(4,004)
Income tax provision (benefit)	$38,281	$(21,819)	$25,047

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) as a result of the following:

	2015	2014	2013
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Unrecognized tax positions	—	0.7	6.2
Impact of foreign income	13.5	(0.4)	4.5
Italian law change	—	—	(14.2)
Goodwill impairment	—	(10.6)	—
Valuation allowance	(144.0)	(11.3)	19.0
State taxes, net	(7.0)	0.8	1.9
Domestic production exemption	—	—	(3.2)
Debt conversion (benefit) expense	—	1.5	(1.0)
Benefit from a US check-the-box election	35.5	—	—
Debt forgiveness	(2.2)	—	—
Nondeductible royalty	(1.6)	—	—
Other, net	(2.8)	(1.4)	(2.4)
Effective tax rate	(73.6)%	14.3%	45.8%

The effective tax rate for the year ended December 31, 2015 was a negative 73.6% as compared to 14.3% for the year ended December 31, 2014. The Company recorded a pre-tax loss in 2015 including a negative effective tax rate which represents tax expense and a pre-tax loss in 2014 including a positive effective tax rate which represents a tax benefit on the consolidated financial statements.

The 2015 effective tax rate was favorably impacted by a foreign exchange loss upon the outbound transfer of Brazil assets for U.S. tax purposes (U.S. check the box election) and unfavorably impacted by the recording of a valuation allowance. The rate was also favorably impacted by foreign earnings in jurisdictions where the statutory rate was less than 35%. The 2014 effective tax rate was impacted unfavorably by the goodwill impairment and foreign valuation allowances.

In jurisdictions where the Company operates its businesses, management analyzes the ability to utilize its deferred tax assets arising from losses in its cyclical business.  During 2014 and prior, the company determined that it was more likely than not that the deferred tax assets would not be utilized in several jurisdictions, including Italy, Australia, and certain U.S. states.  The Company continues to record a valuation allowance on these deferred tax assets as the amounts remain more likely than not that they will not be utilized.  This increase in 2014 of $8.1 million is primarily related to additional net operating losses that are incurred in the foreign jurisdictions.  For 2015, the Company recorded a full valuation allowance of $50.0 million on the net deferred tax asset in the U.S. during the fourth quarter, compared to $0.0 million in 2014.  This is primarily related to net operating losses generated from the outbound transfer of Brazil assets for U.S. tax purposes (U.S. check the box election).  The Company reviewed the available positive evidence and the objectively verifiable negative evidence along with the three year cumulative loss position during the fourth quarter and determined that a valuation allowance was needed.  Also, the Company recorded a valuation allowance of $2.2 million on the Russian net operating loss as it is more likely than not that the deferred tax asset related to this attribute will not be realized within its statutory life of 10 years, compared to $0.0 million in 2014.  The remaining jurisdictions, including Italy, Luxembourg, Australia, and certain U.S. states, increased their valuation allowance from $45.2 million to $67.9 million.  The change of $22.7 million primarily is related to its continuing net operating losses in 2015.  The Company recorded a total increase in the valuation allowance in 2015 of $74.9 million.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014, are as follows (amounts in thousands):

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$103,490	$55,590
Pension	8,580	8,590
Inventory	6,163	7,807
Warranty	8,056	9,945
Employee benefits and related costs	16,578	15,967
Allowance for bad debts	639	1,254
Prepaid royalties	4,381	7,960
Other	15,780	14,551
Deferred tax assets	163,667	121,664
Deferred tax liabilities:
Fixed assets	(43,663)	(50,009)
Intangible assets	(4,418)	(6,043)
Other	(3,958)	(3,027)
Deferred tax liabilities	(52,039)	(59,079)
Subtotal	111,628	62,585
Valuation allowance	(120,170)	(45,241)
Net deferred tax asset (liability)	$(8,542)	$17,344

As of December 31, 2015 and 2014 certain tax loss carryforwards of $103.5 million and $55.6 million are available with $2.3 million expiring from 2016 through 2020 and $101.2 million expiring after 2020. At December 31, 2015, a valuation allowance of $120.2 million had been established. The Company has $83 million of Federal net operating loss carryforward which expires starting in 2034. Additionally, the Company has $181.9 million of state net operating losses and $261.6 million of foreign loss carryforwards. The majority of the valuation allowance is related to deferred tax assets in the U.S., Italy, Australia, Russia, and Luxembourg.

Titan has elected to adopt for the 2015 balance sheet the classification of deferred taxes based on Accounting Standards Update 2015-17 which requires all deferred taxes be classified as non-current on the balance sheet.  Titan decided to adopt this guidance prospectively as of December 31, 2015. As a result, all deferred tax liabilities and assets are classified as non-current in the Consolidated Balance Sheet at December 31, 2015.

At December 31, 2015, U.S. income taxes have not been provided on approximately $155.5 million of unremitted earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to the Company or a U.S. affiliate, or if the Company were to sell its stock in the subsidiaries. It is not practical to estimate the amount of deferred tax liability on such earnings.

The Company or one of its subsidiaries files income tax returns in the U.S., Federal and State, and various foreign jurisdictions. The Company’s major locations are in the U.S., Italy, Australia, Russia, and Brazil. The U.S. Federal tax returns are currently under audit by the Internal Revenue Service for years 2010-2013. Italy has open tax years from 2010-2015 and has just completed an audit for years 2011-2013 without material adjustments. Russia has open tax years from 2012-2015. Australia and Brazil have open tax years from 2011-2015.

The Company has applied the provisions of ASC 740, “Income Taxes” related to unrecognized tax benefits. No adjustment was made to retained earnings in adopting these provisions in 2007. At December 31, 2015, 2014, and 2013, the unrecognized tax benefits were $18.0 million, $18.1 million, and $17.8 million respectively. As of December 31, 2015, $14.0 million of unrecognized tax benefits would affect income tax expense if the tax benefits were recognized. The majority of the accrual in unrecognized tax benefits relates to potential state tax exposures. Although management cannot predict with any degree of

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is unlikely that the Company’s gross unrecognized tax benefits balance will change significantly within the next twelve months.

Titan has identified the United States, the State of Illinois, Italy, Australia, Russia, and Brazil as “major” tax jurisdictions. The Company is subject to U.S. Federal tax examinations for years 2010 to 2015. Generally, tax years 2010 and forward remain open under state statutes of limitations and tax years 2010 and forward remain open tax years under foreign statutes of limitations.

A reconciliation of the total amounts of unrecognized tax benefits at December 31 were as follows (amounts in thousands):

	2015	2014	2013
Balance at January 1	15,320	15,363	11,872
Increases to tax positions taken during the current year	7	190	4,256
Increases to tax positions taken during the prior years	591	3,131	433
Decreases to tax positions taken during prior years	(534)	(1,806)	(250)
Decreases due to lapse of statutes of limitations	(492)	(802)	(272)
Settlements	(175)	(656)	(721)
Foreign exchange	(19)	(100)	45
Balance at December 31	14,698	15,320	15,363

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties related to unrecognized tax benefits recorded in income tax expense was $0.5 million, $0.3 million and $0.1 million at December 31, 2015, 2014 and 2013. The reconciliation of unrecognized tax benefits above does not include accrued interest and penalties of $3.3 million, $2.8 million, and $2.5 million, at December 31, 2015, 2014 and 2013, respectively.

26. EMPLOYEE BENEFIT PLANS

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheet of the defined benefit pension plans as of December 31, 2015 and 2014 (amounts in thousands):

Change in benefit obligation:	2015	2014
Benefit obligation at beginning of year	$126,766	$123,182
Service cost	404	618
Interest cost	4,837	5,653
Actuarial (gain) loss	(4,859)	9,382
Benefits paid	(8,550)	(9,187)
Foreign currency translation	(3,000)	(2,882)
Benefit obligation at end of year	$115,598	$126,766
Change in plan assets:
Fair value of plan assets at beginning of year	$84,281	$83,952
Actual return on plan assets	(1,670)	3,912
Employer contributions	3,575	5,685
Benefits paid	(7,608)	(9,032)
Foreign currency translation	(186)	(236)
Fair value of plan assets at end of year	$78,392	$84,281
Unfunded status at end of year	$(37,206)	$(42,485)
Amounts recognized in consolidated balance sheet:
Noncurrent assets	$812	$537
Current liabilities	(1,613)	(3,569)
Noncurrent liabilities	(36,405)	(39,453)
Net amount recognized in the consolidated balance sheet	$(37,206)	$(42,485)

The pension benefit obligation included $98.1 million of pension benefit obligation for the three frozen plans in the U.S. and $17.5 million of pension benefit obligation for plans at foreign subsidiaries. The fair value of plan assets included $76.4 million of plan assets for the three frozen plans in the U.S. and $2.0 million of plan assets for foreign plans.

Amounts recognized in accumulated other comprehensive loss:
	2015	2014
Unrecognized prior service cost	$(481)	$(618)
Unrecognized net loss	(41,730)	(41,370)
Deferred tax effect of unrecognized items	15,490	15,929
Net amount recognized in accumulated other comprehensive loss	$(26,721)	$(26,059)

The weighted-average assumptions used in the actuarial computation that derived the benefit obligations at December 31 were as follows:	2015	2014
Discount rate	4.4%	4.1%
Expected long-term return on plan assets	7.4%	7.4%

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the components of net periodic pension cost for the plans, settlement cost and the assumptions used in the measurement of the Company’s benefit obligation for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss)
Net periodic benefit cost:	2015	2014	2013
Service cost	$404	$618	$850
Interest cost	4,837	5,653	5,408
Assumed return on assets	(6,051)	(6,068)	(5,585)
Amortization of unrecognized prior service cost	137	137	137
Amortization of net unrecognized loss	2,917	3,033	5,264
Net periodic pension cost	$2,244	$3,373	$6,074

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $3.1 million and $0.1 million, respectively.

The weighted-average assumptions used in the actuarial computation that derived net periodic pension cost for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Discount rate	5.8%	5.9%	4.7%
Expected long-term return on plan assets	7.4%	7.4%	7.4%

The allocation of the fair value of plan assets was as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2015	2014	2016
U.S. equities (a)	54%	61%	40% - 80%
Fixed income	27%	25%	20% - 50%
Cash and cash equivalents	10%	5%	0% - 20%
International equities (a)	9%	9%	0% - 16%
	100%	100%

(a)	Total equities may not exceed 80% of total plan assets.

The majority of the Company's foreign plans do not have plan assets. The foreign plans which have plan assets holds these plan assets in an insurance or money market fund.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the plan assets by asset categories at December 31, 2015 was as follows (amounts in thousands):

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Money market funds	$5,514	$5,514	$—	$—
Domestic common stock	27,996	27,996	—	—
Foreign common stock	2,727	2,727	—	—
Corporate bonds	4,996	4,996	—	—
Foreign bonds	1,590	—	1,590	—
U.S. government securities	13	13	—	—
Insurance fund	1,663	—	1,663	—
Common / collective trusts	33,893	—	33,893	—
Totals	$78,392	$41,246	$37,146	$—

The fair value of the plan assets by asset categories at December 31, 2014 was as follows (amounts in thousands):

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
Money market funds	$3,325	$3,325	$—	$—
Domestic common stock	32,472	32,472	—	—
Foreign common stock	3,986	3,986	—	—
Corporate bonds	5,875	5,875	—	—
Foreign bonds	1,611	—	1,611	—
U.S. government securities	14	14	—	—
Mutual funds	—	—	—	—
Insurance funds	1,799	—	1,799	—
Common / collective trusts	35,199	—	35,199	—
Totals	$84,281	$45,672	$38,609	$—

The Company invests in a diversified portfolio consisting of an array of asset classes in an attempt to maximize returns while minimizing risk.  These asset classes include U.S. equities, fixed income, cash and cash equivalents, and international equities.  The investment objectives are to provide for the growth and preservation of plan assets on a long-term basis through investments in: (i) investment grade securities that provide investment returns that meet or exceed the Standard & Poor’s 500 Index and (ii) investment grade fixed income securities that provide investment returns that meet or exceed the Barclays Capital Aggregate Bond Index.  The U.S. equities asset category included the Company’s common stock in the amount of $0.7 million (approximately one percent of total plan assets) at December 31, 2015, and $1.8 million (approximately two percent of total plan assets) at December 31, 2014.

The fair value of money market funds, stock, bonds, U.S. government securities and mutual funds are determined based on valuation for identical instruments in active markets. The fair value of common and collective trusts is determined based on the fair value of the underlying instruments.

The long-term rate of return for plan assets is determined using a weighted-average of long-term historical approximate returns on cash and cash equivalents, fixed income securities, and equity securities considering the anticipated investment allocation within the plans.  The expected return on plan assets is anticipated to be 7.4% over the long-term.  This rate assumes long-term historical returns of approximately 9% for equities and approximately 4.5% for fixed income securities using the plans’ target allocation percentages.  Professional investment firms, none of which are Titan employees, manage the plan assets.

Although the 2016 minimum pension funding calculations are not finalized, the Company estimates those funding requirements will be approximately $5 million.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Projected benefit payments from the plans as of December 31, 2015, are estimated as follows (amounts in thousands):

2016	$8,861
2017	8,406
2018	8,355
2019	8,043
2020	8,168
2021-2025	40,021

401(k)/Defined contribution plans
The Company sponsors two 401(k) retirement savings plans in the U.S. and a number of defined contribution plans at foreign subsidiaries.  One U.S. plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement.  Titan provides a 25% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan.  The Company issued 65,481 shares, 39,935 shares and 35,207 shares of treasury stock in connection with this 401(k) plan during 2015, 2014 and 2013, respectively.  Expenses to the Company related to this common stock matching contribution were $0.6 million, $0.6 million and $0.7 million for 2015, 2014 and 2013, respectively. The other U.S. 401(k) plan is for employees covered by collective bargaining agreements and does not include a Company matching contribution. Expenses related to foreign defined contribution plans were $3.7 million, $4.7 million and $4.1 million for 2015, 2014 and 2013, respectively.

27. STOCK COMPENSATION

The Company accounts for stock compensation using ASC 718 Compensation – Stock Compensation.  The Company recorded stock compensation of $2.3 million, $5.4 million and $4.8 million in 2015, 2014 and 2013, respectively.  Options to the Board of Directors vest immediately and options to employees vest over three years. All options expire 10 years from the grant date. The restricted stock awards vest over a period of three to four years.

2005 Equity Incentive Plan
The Company adopted the 2005 Equity Incentive Plan to provide stock compensation as a means of attracting and retaining qualified independent directors and employees for the Company.  A total of 1.5 million shares are available for future issuance under the equity incentive plan.  The exercise price of stock options may not be less than the fair market value of the common stock on the date of the grant.  The vesting and term of each option is set by the Board of Directors.  The Company granted 60,000 stock options under this plan in 2015, 59,000 stock options under this plan in 2014, and 60,000 stock options under this plan in 2013. The Company granted 123,500 restricted stock awards under this plan in 2015, 10,000 restricted stock awards under this plan in 2014, and 225,750 restricted stock awards under this plan in 2013.

Stock Options
The following is a summary of activity in stock options for 2015:

	Shares Subject to Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2014	1,178,073	$18.09
Granted	60,000	11.03
Exercised	(12,500)	11.56
Forfeited/Expired	(429,791)	15.38
Outstanding, December 31, 2015	795,782	19.13	6.13	$—
Exercisable, December 31, 2015	795,782	19.13	6.13	$—

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of options exercised in 2015 was $0.0 million.  Cash received from the exercise of stock options was $0.1 million for 2015.  Tax benefit realized for the tax deductions from stock options exercised was $0.0 million for 2015.  The weighted-average per share estimated grant date fair value of options issued in 2015 was $5.27.  The Company has no pre-tax unrecognized compensation expense for stock options at December 31, 2015.

The total intrinsic value of options exercised in 2014 was $0.0 million.  Cash received from the exercise of stock options was $0.1 million for 2014.  Tax benefit realized for the tax deductions from stock options exercised was $0.0 million in 2014. The weighted-average per share estimated grant date fair value of options issued in 2014 was $9.97.

The total intrinsic value of options exercised in 2013 was $0.4 million.  Cash received from the exercise of stock options was $1.0 million for 2013.  Tax benefit realized for the tax deductions from stock options exercised was $0.2 million in 2013. The weighted-average per share estimated grant date fair value of options issued in 2013 was $14.51.

The Company currently uses treasury shares to satisfy any stock option exercises.  At December 31, 2015, the Company had 1.3 million shares of treasury stock.

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

Weighted average assumptions used for stock options issued in 2015, 2014 and 2013:

	2015	2014	2013
Expected life (in years)	6.0	6.0	6.0
Expected volatility	49.4%	67.8%	68.4%
Expected dividends	0.1%	0.1%	0.1%
Risk-free interest rate	1.78%	1.80%	1.01%

Restricted Stock

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	342,500	19.04
Granted	123,500	10.56
Vested	(90,250)	18.02
Forfeited/Expired	(36,875)	19.09
Unvested at December 31, 2015	338,875	16.22

Pre-tax unrecognized compensation expense for unvested restricted stock was $3.3 million at December 31, 2015, and will be recognized as an expense over a weighted-average period of 1.9 years.

28. LITIGATION

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

In early January 2016, Titan, along with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Worker International Union, AFL-CIO, CLC of Pittsburgh, Pennsylvania, filed petitions with the U.S. Department of Commerce (“Dept. of Commerce”) and the U.S. International Trade Commission (“ITC”) alleging that imported off-the-road tires from India and Sri Lanka and wheel and tire assemblies from China were being dumped and/or subsidized and were a cause of material injury to the domestic industry.  Both the Dept. of Commerce and the ITC have initiated investigations against India and Sri Lanka; but, the ITC did not recommend pursuing the investigation into wheel and tire assemblies from China.  If the Dept. of Commerce determines that imports are a cause of material injury (or threat of material injury) to the domestic industry and the Dept. of Commerce finds that imported goods are dumped and/or subsidized, imports will be subject to offsetting duties to neutralize such internationally recognized unfair trade practices.  The investigations will likely run through early 2017, although preliminary relief could be provided during the summer of 2016.

Two of Titan’s subsidiaries are currently involved in litigation concerning environmental laws and regulations;

On October 26, 2010, the United States of America, on behalf of the Environmental Protection Agency (“EPA”), filed a complaint against Dico, Inc. (“Dico”) and Titan Tire Corporation (“Titan Tire”) in the U.S. District Court for the Southern District of Iowa, wherein the EPA sought civil penalties, punitive damages and response costs against Dico and Titan Tire pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”).

On June 11, 2015, Titan Tire and Dico, Inc. appealed the U.S. District Court’s order granting the EPA’s motion for summary judgment that found Dico and Titan Tire liable for civil penalties and response costs for violating CERCLA and Dico liable for civil penalties and punitive damages for violating an EPA Administrative Order.

On December 10, 2015, the United States Court of Appeals reversed the District Court’s summary judgment order with respect to “arranger” liability for Titan Tire and Dico under CERCLA and the imposition of punitive damages against Dico for violating the EPA Administrative Order, but affirmed the summary judgment order imposing civil penalties in the amount of $1.62 million against Dico for violating the EPA Administrative Order violation.

The case has been remanded to the District Court for trial on the issues of “arranger” liability under CERCLA as to Titan Tire and Dico and whether punitive damages should be imposed upon Dico for alleged violations of the EPA Administrative Order.

29. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.  Total rental expense was $7.3 million, $10.2 million and $7.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015, future minimum rental commitments under noncancellable operating leases with initial or remaining terms in excess of one year are as follows (amounts in thousands):

2016	$5,681
2017	2,823
2018	2,323
2019	1,334
2020	676
Thereafter	365
Total future minimum lease payments	$13,202

At December 31, 2015, the Company had assets held as capital leases with a net book value of $8.5 million included in property, plant and equipment. Total future capital lease obligations relating to these leases are as follows (amounts in thousands):

2016	$1,200
2017	495
2018	109
2019	66
2020	5
Total future capital lease obligation payments	1,875
Less amount representing interest	(29)
Present value of future capital lease obligation payments	$1,846

30. CONCENTRATION OF CREDIT RISK

Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction and consumer markets represented 10% of the Company’s consolidated revenues for the year ended December 31, 2015, 12% of the Company’s consolidated revenues for the year ended December 31, 2014, and 13% of the Company’s consolidated revenues for the year ended December 31, 2013.

31. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the chief executive officer of the Company.  The related party is Mr. Fred Taylor and is Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blackstone OTR, LLC; FBT Enterprises; Green Carbon, INC; and OTR Wheel Engineering.  During 2015, 2014 and 2013, sales of Titan product to these companies were approximately $1.7 million, $2.6 million and $3.0 million, respectively.  Titan had trade receivables due from these companies of approximately $0.2 million at December 31, 2015, and approximately $0.2 million at December 31, 2014.  On other sales referred to Titan from these manufacturing representative companies, commissions were approximately $2.0 million, $2.4 million and $2.5 million during 2015, 2014 and 2013, respectively. Titan had purchases from these companies of approximately $4.7 million and $9.9 million during 2015 and 2014, respectively.

In July 2013, the Company entered into a Shareholders’ Agreement between One Equity Partners (OEP) and the Russian Direct
Investment Fund (RDIF) to acquire Voltyre-Prom, a leading producer of agricultural and industrial tires located in Volgograd,
Russia. Mr. Richard M. Cashin Jr., a director of the Company, is President of OEP which owns 26.1% of the joint venture. The
Shareholder’s agreement contains a settlement put option which may require the Company to purchase shares from OEP and
RDIF at a value set by the agreement. See Note 15 for additional information.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a 34.2% equity stake in Wheels India Limited, a company incorporated in India and listed on the National Stock Exchange in India. The Company had trade payables due to Wheels India of approximately $0.0 million at December 31, 2015, and approximately $0.1 million at December 31, 2014.

32. SEGMENT AND GEOGRAPHICAL INFORMATION

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about certain operating results of segments as reviewed by the chief operating decision maker of the Company as of and for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

	2015	2014	2013
Revenues from external customers
Agricultural	$723,715	$1,016,882	$1,182,187
Earthmoving/construction	505,927	610,596	749,115
Consumer	165,129	268,049	232,293
	$1,394,771	$1,895,527	$2,163,595
Gross profit
Agricultural	$97,341	$134,688	$198,910
Earthmoving/construction	33,526	(7,609)	83,358
Consumer	11,084	16,250	15,542
Unallocated corporate	(4,142)	(2,686)	(2,620)
	$137,809	$140,643	$295,190
Income (loss) from operations
Agricultural	$61,786	$63,838	$151,841
Earthmoving/construction	(13,707)	(80,600)	22,008
Consumer	(5,458)	(8,766)	1,630
Unallocated corporate	(66,900)	(72,097)	(73,084)
Consolidated income (loss) from operations	(24,279)	(97,625)	102,395

Interest expense	(34,032)	(36,564)	(47,120)
Convertible debt conversion charge	—	—	(7,273)
Loss on senior note repurchase	—	—	(22,734)
Gain on earthquake insurance recovery	—	—	22,451
Foreign Exchange Loss	(4,758)	(31,713)	(4,920)
Other income (expense), net	11,063	13,658	11,935
Income (loss) before income taxes	$(52,006)	$(152,244)	$54,734

Capital expenditures
Agricultural	$12,733	$17,448	$28,763
Earthmoving/construction	19,468	29,190	35,702
Consumer	3,442	7,608	7,393
Unallocated corporate	12,786	4,193	8,273
	$48,429	$58,439	$80,131

Depreciation & amortization
Agricultural	$28,489	$37,996	$29,781
Earthmoving/construction	29,069	36,608	40,272
Consumer	7,037	9,743	6,246
Unallocated corporate	5,023	4,357	4,323
	$69,618	$88,704	$80,622

Total assets
Agricultural	$432,983	$508,741	$725,032
Earthmoving/construction	540,434	591,553	749,564
Consumer	122,123	175,475	172,320
Unallocated corporate (a)	179,651	219,955	174,315
	$1,275,191	$1,495,724	$1,821,231
(a)  Unallocated assets include cash of approximately $143 million, $133 million, and $82 million at year-end 2015, 2014 and 2013, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information by geographic area.  Revenues from external customers were determined based on the location of the selling subsidiary.  Geographic information as of and for the years ended December 31, 2015, 2014 and 2013 was as follows (amounts in thousands):

2015	United States	Brazil	Other Countries	Consolidated Totals
Revenues from external customers	$702,856	$205,070	$486,845	$1,394,771
Long-lived assets	190,171	58,820	201,029	450,020
2014
Revenues from external customers	$904,097	$352,342	$639,088	$1,895,527
Long-lived assets	223,797	80,414	223,203	527,414
2013
Revenues from external customers	$1,159,061	$397,426	$607,108	$2,163,595
Long-lived assets	266,413	101,282	313,187	680,882

33. EARNINGS PER SHARE

Earnings per share for 2015, 2014 and 2013 are (amounts in thousands, except per share data):

	2015	2014	2013
Net income (loss) attributable to Titan	$(75,633)	$(80,461)	$35,205
Redemption value adjustment	(17,668)	(49,277)	—
Net income (loss) applicable to common shareholders	(93,301)	(129,738)	35,205
Effect of convertible notes	—	—	2,600
Net income (loss) applicable to common shareholders and assumed conversions	$(93,301)	$(129,738)	$37,805
Determination of Shares:
Weighted average shares outstanding (basic)	53,696	53,497	53,039
Effect of stock options/trusts	—	—	258
Effect of convertible notes	—	—	6,225
Weighted average shares outstanding (diluted)	53,696	53,497	59,522
Earnings per share:
Basic	$(1.74)	$(2.43)	$0.66
Diluted	$(1.74)	$(2.43)	$0.64

The effect of stock options/trusts and convertible notes has been excluded for 2014 and 2015, as the effect would have been antidilutive. The weighted average share amount excluded for stock options/trusts was 0.2 million and 0.2 million for 2015 and 2014, respectively. The effect of convertible notes has been excluded for 2014, as the effect would have been antidilutive. The weighted average share amount excluded for convertible notes was 5.6 million and 5.6 million for 2015 and 2014, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

34. SUPPLEMENTARY DATA – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(All amounts in thousands, except per share data)

Quarter ended	March 31	June 30		September 30	December 31		Year ended December 31
2015
Net sales	$402,059	$376,067		$308,836	$307,809		$1,394,771
Gross profit	42,794	51,053		26,153	17,809		137,809
Titan net income (loss)	232	6,771		(31,476)	(51,160)		(75,633)
Per share amounts:
Basic	(.05)	.17		(.79)	(1.07)		(1.74)	(c)
Diluted	(.05)	.17		(.79)	(1.07)		(1.74)	(c)
2014
Net sales	$538,940	$523,731		$449,579	$383,277		$1,895,527
Gross profit	51,977	20,773	(a)	43,639	24,254		140,643
Titan net income (loss)	2,163	(20,511)	(a)	(9,067)	(53,046)	(b)	(80,461)
Per share amounts:
Basic	.02	(.40)	(a)	(.47)	(1.58)	(b)	(2.43)	(c)
Diluted	.02	(.40)	(a)	(.47)	(1.58)	(b)	(2.43)	(c)

(a)	Mining asset impairment and inventory write-down of 34.8 million was included in the quarter ended June 30, 2014.

(b)	Non-cash goodwill impairment charge of $36.6 million was included in the quarter ended December 31, 2014.

(c)	As a result of changes in outstanding share balances and dilution factors, year-end per share amounts may not agree to the sum of the quarters.

35. SUBSEQUENT EVENTS

In February 2016, the Company purchased additional shares in Titan Tire Russia BV, the joint venture with OEP and RDIF which owns the Voltyre-Prom entity in Volgograd, Russia. The purchase of additional shares increased Titan's interest to 43% from 30%. Titan will continue to act as operating partner with responsibility for Voltyre-Prom's daily operations on behalf of the consortium.

36. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$640,785	$753,986	$—	$1,394,771
Cost of sales	2,826	558,363	695,773	—	1,256,962
Gross profit (loss)	(2,826)	82,422	58,213	—	137,809
Selling, general and administrative expenses	7,513	69,686	63,194	—	140,393
Research and development expenses	—	3,505	7,657	—	11,162
Royalty expense	—	6,711	3,822	—	10,533
Income (loss) from operations	(10,339)	2,520	(16,460)	—	(24,279)
Interest expense	(32,291)	—	(1,741)	—	(34,032)
Intercompany interest income (expense)	825	2,361	(3,186)	—	—
Other income (expense)	6,623	2,110	(2,428)	—	6,305
Income (loss) before income taxes	(35,182)	6,991	(23,815)	—	(52,006)
Provision for income taxes	34,341	2,007	1,933	—	38,281
Equity in earnings of subsidiaries	(20,764)	—	(5,755)	26,519	—
Net income (loss)	(90,287)	4,984	(31,503)	26,519	(90,287)
Net loss noncontrolling interests	—	—	(14,654)	—	(14,654)
Net income (loss) attributable to Titan	$(90,287)	$4,984	$(16,849)	$26,519	$(75,633)

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$879,982	$1,015,545	$—	$1,895,527
Cost of sales	927	800,310	953,647	—	1,754,884
Gross profit (loss)	(927)	79,672	61,898	—	140,643
Selling, general and administrative expenses	12,887	71,548	89,179	—	173,614
Research and development expenses	72	5,309	8,624	—	14,005
Royalty expense	—	7,620	6,458	—	14,078
Noncash goodwill impairment charge	—	—	36,571	—	36,571
Loss from operations	(13,886)	(4,805)	(78,934)	—	(97,625)
Interest expense	(32,783)	—	(3,781)	—	(36,564)
Intercompany interest income (expense)	6,416	2,346	(8,762)	—	—
Other income (expense)	4,258	14	(22,327)	—	(18,055)
Loss before income taxes	(35,995)	(2,445)	(113,804)	—	(152,244)
Benefit for income taxes	(12,765)	(374)	(8,680)	—	(21,819)
Equity in earnings of subsidiaries	(107,195)	—	(26,213)	133,408	—
Net income (loss)	(130,425)	(2,071)	(131,337)	133,408	(130,425)
Net loss noncontrolling interests	—	—	(49,964)	—	(49,964)
Net income (loss) attributable to Titan	$(130,425)	$(2,071)	$(81,373)	$133,408	$(80,461)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,139,366	$1,024,229	$—	$2,163,595
Cost of sales	1,157	936,022	931,226	—	1,868,405
Gross profit (loss)	(1,157)	203,344	93,003	—	295,190
Selling, general and administrative expenses	9,608	73,196	84,567	—	167,371
Research and development expenses	(35)	5,563	5,637	—	11,165
Royalty expense	—	7,327	6,932	—	14,259
Income (loss) from operations	(10,730)	117,258	(4,133)	—	102,395
Interest expense	(38,761)	—	(8,359)	—	(47,120)
Convertible debt conversion charge	(7,273)	—	—	—	(7,273)
Loss on note repurchase	(22,734)	—	—	—	(22,734)
Gain on earthquake insurance	—	—	22,451	—	22,451
Intercompany interest income (expense)	7,488	2,024	(9,512)	—	—
Other income (expense)	4,189	(78)	2,904	—	7,015
Income (loss) before income taxes	(67,821)	119,204	3,351	—	54,734
Provision (benefit) for income taxes	(26,770)	42,528	9,289	—	25,047
Equity in earnings of subsidiaries	70,738	—	43,605	(114,343)	—
Net income (loss)	29,687	76,676	37,667	(114,343)	29,687
Net loss noncontrolling interests	—	—	(5,518)	—	(5,518)
Net income (loss) attributable to Titan	$29,687	$76,676	$43,185	$(114,343)	$35,205

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(90,287)	$4,984	$(31,503)	$26,519	$(90,287)
Currency translation adjustment, net	(79,196)	—	(79,196)	79,196	(79,196)
Pension liability adjustments, net of tax	(662)	(1,557)	895	662	(662)
Comprehensive income (loss)	(170,145)	3,427	(109,804)	106,377	(170,145)
Net comprehensive loss attributable to noncontrolling interests	—	—	(19,391)	—	(19,391)
Comprehensive income (loss) attributable to Titan	$(170,145)	$3,427	$(90,413)	$106,377	$(150,754)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(130,425)	$(2,071)	$(131,337)	$133,408	$(130,425)
Currency translation adjustment, net	(63,424)	—	(63,424)	63,424	(63,424)
Pension liability adjustments, net of tax	(5,129)	(4,557)	(572)	5,129	(5,129)
Comprehensive income (loss)	(198,978)	(6,628)	(195,333)	201,961	(198,978)
Net comprehensive loss attributable to noncontrolling interests	—	—	(68,856)	—	(68,856)
Comprehensive income (loss) attributable to Titan	$(198,978)	$(6,628)	$(126,477)	$201,961	$(130,122)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$29,687	$76,676	$37,667	$(114,343)	$29,687
Unrealized gain (loss) on investments, net of tax	(3)	—	(3)	3	(3)
Currency translation adjustment, net	(24,287)	—	(24,287)	24,287	(24,287)
Pension liability adjustments, net of tax	14,749	11,472	3,277	(14,749)	14,749
Comprehensive income (loss)	20,146	88,148	16,654	(104,802)	20,146
Net comprehensive loss attributable to noncontrolling interests	—	—	(9,734)	—	(9,734)
Comprehensive income (loss) attributable to Titan	$20,146	$88,148	$26,388	$(104,802)	$29,880

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$142,401	$4	$57,783	$—	$200,188
Accounts receivable	—	59,933	117,456	—	177,389
Inventories	—	81,993	187,798	—	269,791
Prepaid and other current assets	11,101	21,133	30,399	—	62,633
Total current assets	153,502	163,063	393,436	—	710,001
Property, plant and equipment, net	8,015	138,351	303,654	—	450,020
Investment in subsidiaries	724,676	—	98,660	(823,336)	—
Other assets	34,141	1,181	79,848	—	115,170
Total assets	$920,334	$302,595	$875,598	$(823,336)	$1,275,191
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$31,222	$—	$31,222
Accounts payable	2,215	12,386	108,553		123,154
Other current liabilities	30,466	41,818	43,437	—	115,721
Total current liabilities	32,681	54,204	183,212	—	270,097
Long-term debt	460,161	—	20,243	—	480,404
Other long-term liabilities	29,881	20,628	52,324	—	102,833
Intercompany accounts	52,552	(271,930)	219,378	—	—
Redeemable noncontrolling interest	—	—	77,174	—	77,174
Titan stockholders' equity	345,059	499,693	323,643	(823,336)	345,059
Noncontrolling interests	—	—	(376)	—	(376)
Total liabilities and stockholders’ equity	$920,334	$302,595	$875,598	$(823,336)	$1,275,191

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$129,985	$4	$71,462	$—	$201,451
Accounts receivable	(55)	63,645	135,788	—	199,378
Inventories	—	103,230	228,202	—	331,432
Prepaid and other current assets	26,803	21,105	55,761	—	103,669
Total current assets	156,733	187,984	491,213	—	835,930
Property, plant and equipment, net	7,590	160,318	359,506	—	527,414
Investment in subsidiaries	745,084	—	109,768	(854,852)	—
Other assets	51,381	827	80,172	—	132,380
Total assets	$960,788	$349,129	$1,040,659	$(854,852)	$1,495,724
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$26,233	$—	$26,233
Accounts payable	1,795	10,876	133,634	—	146,305
Other current liabilities	28,519	45,291	55,208	—	129,018
Total current liabilities	30,314	56,167	215,075	—	301,556
Long-term debt	460,161	—	36,342	—	496,503
Other long-term liabilities	15,244	20,867	71,496	—	107,607
Intercompany accounts	(56,426)	(228,307)	284,733	—	—
Redeemable noncontrolling interest	—	—	71,192	—	71,192
Titan stockholders’ equity	511,495	500,402	354,450	(854,852)	511,495
Noncontrolling interests	—	—	7,371	—	7,371
Total liabilities and stockholders’ equity	$960,788	$349,129	$1,040,659	$(854,852)	$1,495,724

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$15,933	$6,441	$41,556	$63,930
Cash flows from investing activities:
Capital expenditures	(2,585)	(6,254)	(39,590)	(48,429)
Other, net	—	(187)	(1,321)	(1,508)
Net cash used for investing activities	(2,585)	(6,441)	(40,911)	(49,937)
Cash flows from financing activities:
Proceeds from borrowings	—	—	5,727	5,727
Payment on debt	—	—	(5,521)	(5,521)
Proceeds from exercise of stock options	145	—	—	145
Dividends paid	(1,077)	—	—	(1,077)
Net cash used for financing activities	(932)	—	206	(726)
Effect of exchange rate change on cash	—	—	(14,530)	(14,530)
Net increase (decrease) in cash and cash equivalents	12,416	—	(13,679)	(1,263)
Cash and cash equivalents, beginning of period	129,985	4	71,462	201,451
Cash and cash equivalents, end of period	$142,401	$4	$57,783	$200,188

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$51,113	$8,584	$58,123	$117,820
Cash flows from investing activities:
Capital expenditures	(914)	(8,584)	(48,941)	(58,439)
Acquisitions, net of cash acquired	(49)	—	(13,346)	(13,395)
Increase in restricted cash deposits	—	—	14,268	14,268
Other, net	—	—	1,296	1,296
Net cash used for investing activities	(963)	(8,584)	(46,723)	(56,270)
Cash flows from financing activities:
Proceeds from borrowings	—	—	15,708	15,708
Payment on debt	—	—	(60,345)	(60,345)
Proceeds from exercise of stock options	141	—	—	141
Excess tax benefit from stock options	(672)	—	—	(672)
Payment of financing fees	(33)	—	—	(33)
Dividends paid	(1,073)	—	—	(1,073)
Net cash used for financing activities	(1,637)	—	(44,637)	(46,274)
Effect of exchange rate change on cash	—	—	(3,185)	(3,185)
Net increase (decrease) in cash and cash equivalents	48,513	—	(36,422)	12,091
Cash and cash equivalents, beginning of period	81,472	4	107,884	189,360
Cash and cash equivalents, end of period	$129,985	$4	$71,462	$201,451

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2013
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(175,810)	$29,087	$263,597	$116,874
Cash flows from investing activities:
Capital expenditures	(6,290)	(29,087)	(44,754)	(80,131)
Acquisitions, net of cash acquired	—	—	(95,681)	(95,681)
Additional equity investment in Wheels India	—	—	(8,017)	(8,017)
Increase in restricted cash deposits	—	—	(14,473)	(14,473)
Insurance proceeds	—	—	2,879	2,879
Other, net	—	—	2,119	2,119
Net cash used for investing activities	(6,290)	(29,087)	(157,927)	(193,304)
Cash flows from financing activities:
Proceeds from borrowings	745,313	—	43,391	788,704
Repurchase of senior notes	(558,360)	—	—	(558,360)
Payment on debt	—	—	(200,721)	(200,721)
Convertible note conversion	(14,090)	—	—	(14,090)
Capital contribution from noncontrolling interest	—	—	79,592	79,592
Proceeds from exercse of stock options	1,001	—	—	1,001
Excess tax benefit from stock options	(68)	—	—	(68)
Payment of financing fees	(12,332)	—	—	(12,332)
Dividends paid	(1,046)	—	—	(1,046)
Net cash provided by (used for) financing activities	160,418	—	(77,738)	82,680
Effect of exchange rate change on cash	—	—	(6,004)	(6,004)
Net increase (decrease) in cash and cash equivalents	(21,682)	—	21,928	246
Cash and cash equivalents, beginning of period	103,154	4	85,956	189,114
Cash and cash equivalents, end of period	$81,472	$4	$107,884	$189,360

TITAN INTERNATIONAL, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Description	Balance at beginning of year	Additions to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2015
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$5,706	$1,414	$(2,593)	$4,527

Year ended December 31, 2014
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$5,287	$536	$(117)	$5,706

Year ended December 31, 2013
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$5,130	$2,984	$(2,827)	$5,287

S- 1