Form 10-Q
period 2016-03-31
TITAN INTERNATIONAL INC
filed 2016-05-05
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: March 31, 2016
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

Indicate the number of shares of Titan International, Inc. outstanding: 53,984,344 shares common stock, $0.0001 par value, as of April 20, 2016.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended
	March 31,
	2016	2015

Net sales	$321,794	$402,059
Cost of sales	289,906	359,265
Gross profit	31,888	42,794
Selling, general and administrative expenses	35,062	35,674
Research and development expenses	2,479	3,086
Royalty expense	2,294	3,225
Income (loss) from operations	(7,947)	809
Interest expense	(8,512)	(8,756)
Foreign exchange gain	4,823	5,966
Other income	3,905	2,317
Income (loss) before income taxes	(7,731)	336
Provision for income taxes	1,004	1,396
Net loss	(8,735)	(1,060)
Net income (loss) attributable to noncontrolling interests	417	(1,292)
Net income (loss) attributable to Titan	$(9,152)	$232
Redemption value adjustment	(5,208)	(2,930)
Net loss applicable to common shareholders	(14,360)	(2,698)

Earnings per common share:
Basic	$(.27)	$(.05)
Diluted	$(.27)	$(.05)
Average common shares and equivalents outstanding:
Basic	53,854	53,663
Diluted	53,854	53,663

Dividends declared per common share:	$.005	$.005

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	March 31,
	2016	2015
Net loss	$(8,735)	$(1,060)
Currency translation adjustment, net	17,584	(45,386)
Pension liability adjustments, net of tax of $(171) and $(100), respectively	287	9
Comprehensive income (loss)	9,136	(46,437)
Net comprehensive income (loss) attributable to redeemable and noncontrolling interests	5,400	(3,013)
Comprehensive income (loss) attributable to Titan	$3,736	$(43,424)

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands, except share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$191,097	$200,188
Accounts receivable, net	216,423	177,389
Inventories	265,173	269,791
Prepaid and other current assets	60,759	62,633
Total current assets	733,452	710,001
Property, plant and equipment, net	458,005	450,020
Deferred income taxes	6,864	5,967
Other assets	109,644	109,203
Total assets	$1,307,965	$1,275,191

Liabilities
Current liabilities
Short-term debt	$88,783	$31,222
Accounts payable	138,126	123,154
Other current liabilities	125,034	115,721
Total current liabilities	351,943	270,097
Long-term debt	419,509	480,404
Deferred income taxes	15,505	14,509
Other long-term liabilities	89,781	88,324
Total liabilities	876,738	853,334

Redeemable noncontrolling interest	96,774	77,174

Equity
Titan stockholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 55,253,092 issued, 53,957,160 outstanding)	—	—
Additional paid-in capital	483,366	497,008
Retained earnings	39,915	49,297
Treasury stock (at cost, 1,295,932 and 1,339,583 shares, respectively)	(12,028)	(12,420)
Treasury stock reserved for deferred compensation	(1,075)	(1,075)
Accumulated other comprehensive loss	(174,863)	(187,751)
Total Titan stockholders’ equity	335,315	345,059
Noncontrolling interests	(862)	(376)
Total equity	334,453	344,683
Total liabilities and equity	$1,307,965	$1,275,191

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2016	53,913,509	$497,008	$49,297	$(12,420)	$(1,075)	$(187,751)	$345,059	$(376)	$344,683
Net loss *			(9,152)				(9,152)	(163)	(9,315)
Currency translation adjustment, net of tax *						16,092	16,092	(283)	15,809
Pension liability adjustments, net of tax						287	287		287
Dividends on common stock			(270)				(270)		(270)
Restricted stock awards	8,750	(79)		79			—		—
Acquisition of additional interest		(8,548)	40			(3,491)	(11,999)	(40)	(12,039)
Redemption value adjustment		(5,208)					(5,208)		(5,208)
Stock-based compensation		370					370		370
Issuance of treasury stock under 401(k) plan	34,901	(177)		313			136		136
Balance March 31, 2016	53,957,160	$483,366	$39,915	$(12,028)	$(1,075)	$(174,863)	$335,315	$(862)	$334,453

* Net loss excludes $580 of net gain attributable to redeemable noncontrolling interest. Currency translation adjustments excludes $1,775 of currency translation related to redeemable noncontrolling interest.

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2016	2015
Net loss	$(8,735)	$(1,060)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,249	18,480
Deferred income tax provision	(278)	(3,901)
Stock-based compensation	370	312
Excess tax benefit from stock-based compensation	—	388
Issuance of treasury stock under 401(k) plan	136	151
Foreign currency translation (gain) loss	(4,000)	4,346
(Increase) decrease in assets:
Accounts receivable	(32,150)	(56,153)
Inventories	12,019	5,958
Prepaid and other current assets	3,335	4,374
Other assets	(1,119)	2,516
Increase (decrease) in liabilities:
Accounts payable	9,747	24,066
Other current liabilities	7,796	5,736
Other liabilities	(37)	(12,180)
Net cash provided by operating activities	2,333	(6,967)
Cash flows from investing activities:
Capital expenditures	(7,149)	(11,419)
Other	771	2,334
Net cash used for investing activities	(6,378)	(9,085)
Cash flows from financing activities:
Proceeds from borrowings	110	11,102
Payment on debt	(7,288)	(1,456)
Excess tax benefit from stock-based compensation	—	(388)
Dividends paid	(270)	(269)
Net cash provided by (used for) financing activities	(7,448)	8,989
Effect of exchange rate changes on cash	2,402	(3,837)
Net decrease in cash and cash equivalents	(9,091)	(10,900)
Cash and cash equivalents, beginning of period	200,188	201,451
Cash and cash equivalents, end of period	$191,097	$190,551

Supplemental information:
Interest paid	$2,179	$4,589
Income taxes paid, net of refunds received	$1,137	$(3,763)

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.	ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary for a fair statement of the Company's financial position as of March 31, 2016, and the results of operations and cash flows for the three months ended March 31, 2016 and 2015.

Accounting policies have continued without significant change and are described in the Description of Business and Significant Accounting Policies contained in the Company's 2015 Annual Report on Form 10-K. These interim financial statements have been prepared pursuant to the Securities and Exchange Commission's rules for Form 10-Q's and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2015 Annual Report on Form 10-K.

Sales
Sales and revenues are presented net of sales taxes and other related taxes.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and other accruals at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.875% senior secured notes due 2020 (senior secured notes due 2020) and 5.625% convertible senior subordinated notes due 2017 (convertible notes) are carried at cost of $400.0 million and $60.2 million at March 31, 2016, respectively. The fair value of the senior secured notes due 2020 at March 31, 2016, as obtained through an independent pricing source, was approximately $324.0 million.

Cash dividends
The Company declared cash dividends of $.005 per share of common stock for each of the three months ended March 31, 2016 and 2015. The first quarter 2016 cash dividend of $.005 per share of common stock was paid April 15, 2016, to stockholders of record on March 31, 2016.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This update was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, "Simplifying the Transition to Equity Method of Accounting." This update eliminates the requirement to retroactively adopt the equity method of accounting when an investment qualifies for use of the equity method as a result of the increase in the level of ownership. The amendments in this update are effective for fiscal years, including interim periods within those years, beginning after December 15, 2016. Early application is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." This update involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

Reclassification
Certain amounts from prior years have been reclassified to conform to the current year's presentation. The Company has implemented new technology resources which allow for more accurate segregation of sales and profit by segment. The previous year segment information has been updated to be consistent.

2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (amounts in thousands):

	March 31, 2016	December 31, 2015
Accounts receivable	$221,334	$181,916
Allowance for doubtful accounts	(4,911)	(4,527)
Accounts receivable, net	$216,423	$177,389

Accounts receivable are reduced by an allowance for doubtful accounts which is based on historical losses.

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	March 31, 2016	December 31, 2015
Raw material	$72,172	$85,490
Work-in-process	33,334	31,866
Finished goods	162,639	158,997
	268,145	276,353
Adjustment to LIFO	(2,972)	(6,562)
	$265,173	$269,791

Inventories are valued at lower of cost or market. The majority of inventories are valued under the first-in, first-out (FIFO) method or average cost method. At March 31, 2016, and December 31, 2015, approximately 8% of the Company's inventories were valued under the last-in, first-out (LIFO) method.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following (amounts in thousands):

	March 31, 2016	December 31, 2015
Land and improvements	$49,162	$46,776
Buildings and improvements	249,055	241,666
Machinery and equipment	555,424	540,549
Tools, dies and molds	105,725	102,723
Construction-in-process	39,700	36,500
	999,066	968,214
Less accumulated depreciation	(541,061)	(518,194)
	$458,005	$450,020

Depreciation on fixed assets for the three months ended March 31, 2016 and 2015, totaled $14.2 million and $17.2 million, respectively.

Included in the total building and improvements are capital leases of $3.8 million and $3.7 million at March 31, 2016, and December 31, 2015, respectively. Included in the total of machinery and equipment are capital leases of $34.4 million and $33.0 million at March 31, 2016, and December 31, 2015, respectively.

5. INTANGIBLE ASSETS

The components of intangible assets consisted of the following (amounts in thousands):

	Weighted Average Useful Lives (in Years)	March 31, 2016	December 31, 2015
Amortizable intangible assets:
Customer relationships	11.4	14,080	13,413
Patents, trademarks and other	8.6	13,968	13,237
Total at cost		28,048	26,650
Less accumulated amortization		(9,838)	(8,852)
		18,210	17,798

Amortization related to intangible assets for the three months ended March 31, 2016 and 2015, totaled $0.7 million and $0.8 million, respectively. Intangible assets are included as a component of other assets in the Consolidated Condensed Balance Sheet.

The estimated aggregate amortization expense at March 31, 2016, is as follows (amounts in thousands):

April 1 - December 31, 2016	$1,748
2017	2,096
2018	2,096
2019	2,096
2020	2,096
Thereafter	8,078
$18,210

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

6. WARRANTY

Changes in the warranty liability consisted of the following (amounts in thousands):

	2016	2015
Warranty liability, January 1	$23,120	$28,144
Provision for warranty liabilities	1,813	2,526
Warranty payments made	(2,790)	(3,914)
Warranty liability, March 31	$22,143	$26,756

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

7. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2016	December 31, 2015
6.875% senior secured notes due 2020	$400,000	$400,000
5.625% convertible senior subordinated notes due 2017	60,161	60,161
Titan Europe credit facilities	39,533	38,059
Other debt	6,899	11,531
Capital leases	1,699	1,875
	508,292	511,626
Less amounts due within one year	88,783	31,222
	$419,509	$480,404

Aggregate maturities of long-term debt at March 31, 2016, were as follows (amounts in thousands):

April 1 - December 31, 2016	$28,300
2017	74,410
2018	2,822
2019	1,106
2020	401,537
Thereafter	117
$508,292

6.875% senior secured notes due 2020
The Company’s 6.875% senior secured notes (senior secured notes due 2020) are due October 2020. These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois. The Company's senior secured notes due 2020 outstanding balance was $400.0 million at March 31, 2016.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5.625% convertible senior subordinated notes due 2017
The Company’s 5.625% convertible senior subordinated notes (convertible notes) are due January 2017.   The initial base conversion rate for the convertible notes is 93.0016 shares of Titan common stock per $1,000 principal amount of convertible notes, equivalent to an initial base conversion price of approximately $10.75 per share of Titan common stock.  If the price of Titan common stock at the time of determination exceeds the base conversion price, the base conversion rate will be increased by an additional number of shares (up to 9.3002 shares of Titan common stock per $1,000 principal amount of convertible notes) as determined pursuant to a formula described in the indenture.  The base conversion rate will be subject to adjustment in certain events.  See the indenture incorporated by reference to the Company's most recent Form 10-K for additional information. The Company’s convertible notes balance was $60.2 million at March 31, 2016.

Titan Europe credit facilities
The Titan Europe credit facilities contain borrowings from various institutions totaling $39.5 million at March 31, 2016. Maturity dates on this debt range from less than one year to nine years and interest rates range from 5% to 6.9%. The Titan Europe facilities are secured by the assets of its subsidiaries in Italy, Spain, Germany and Brazil.

Revolving credit facility
The Company’s $150 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a December 2017 termination date and is collateralized by the accounts receivable and inventory of certain Titan domestic subsidiaries.  Titan's availability under this domestic facility may be less than $150 million as a result of eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At March 31, 2016, the amount available was $53.4 million as a result of the outstanding letters of credit and the Company's decrease in sales, which impacted both accounts receivable and inventory balances. During the first three months of 2016 and at March 31, 2016, there were no borrowings under the credit facility.

Other debt
Titan Brazil has working capital loans for the Sao Paulo, Brazil manufacturing facility totaling $6.9 million at March 31, 2016. Maturity dates on this debt range from less than one year to two years and interest rates range from 5.5% to 8%.

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is recorded as an offset to currency exchange gain/loss. For the three months ended March 31, 2016, the Company recorded currency exchange gain of $0.1 million related to these derivatives.

9. REDEEMABLE NONCONTROLLING INTEREST

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
The redemption features of the settlement put option are not solely within the Company’s control and the noncontrolling interest is presented as redeemable noncontrolling interest separately from total equity in the Consolidated Balance Sheet at the redemption value of the settlement put option. If the redemption value is greater than the carrying value of the noncontrolling interest, the increase is adjusted directly to retained earnings of the affected entity, or additional paid-in capital if there are no available retained earnings applicable to the redeemable noncontrolling interest.
In the first quarter of 2016, the Company acquired $25 million of additional shares in the consortium owning Voltyre-Prom, increasing Titan's ownership to 43% from 30%. The acquisition of shares was transacted through the conversion of an intercompany note previously held by Titan. As a result of the ownership change, the balance of the redeemable noncontrolling interest increased by $12 million which is comprised of a $3.5 million reclassification of currency translation and an $8.5 million reclassification of other equity.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following is a reconciliation of redeemable noncontrolling interest as of March 31, 2016 and 2015 (amounts in thousands):

	2016	2015
Balance at January 1	$77,174	$71,192
Reclassification as a result of ownership change	12,039	—
Income attributable to redeemable noncontrolling interest	580	149
Currency translation	1,773	(1,641)
Redemption value adjustment	5,208	2,930
Balance at March 31	$96,774	$72,630

This obligation approximates the cost if all remaining shares were purchased by the Company on March 31, 2016, and is presented in the Consolidated Condensed Balance Sheet in redeemable noncontrolling interest, which is treated as mezzanine equity.

10. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At March 31, 2016, future minimum rental commitments under noncancellable operating leases with initial terms of at least one year were as follows (amounts in thousands):

April 1 - December 31, 2016	$1,637
2017	3,315
2018	1,897
2019	1,452
2020	996
Thereafter	520
Total future minimum lease payments	$9,817

At March 31, 2016, the Company had assets held as capital leases with a net book value of $8.0 million included in property, plant and equipment. Total future capital lease obligations relating to these leases are as follows (amounts in thousands):

April 1 - December 31, 2016	$785
2017	496
2018	217
2019	151
2020	18
Thereafter	32
Total future capital lease obligation payments	1,699
Less amount representing interest	(32)
Present value of future capital lease obligation payments	$1,667

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

11. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $0.9 million to the pension plans during the three months ended March 31, 2016, and expects to contribute approximately $3.7 million to the pension plans during the remainder of 2016.

The components of net periodic pension cost consisted of the following (amounts in thousands):

	Three months ended
	March 31,
	2016	2015
Service cost	$106	$172
Interest cost	1,237	1,224
Expected return on assets	(1,393)	(1,519)
Amortization of unrecognized prior service cost	34	34
Amortization of net unrecognized loss	765	729
Net periodic pension cost	$749	$640

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table summarizes the carrying amount of the entities’ assets and liabilities included in the Company’s Consolidated Condensed Balance Sheets at March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$7,712	$9,245
Inventory	7,854	7,993
Other current assets	19,919	13,763
Property, plant and equipment, net	26,642	25,181
Other noncurrent assets	5,331	5,179
Total assets	$67,458	$61,361

Current liabilities	$13,939	$12,850
Noncurrent liabilities	3,618	2,865
Total liabilities	$17,557	$15,715

All assets in the above table can only be used to settle obligations of the consolidated VIE, to which the respective assets relate. Liabilities are nonrecourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

13. ROYALTY EXPENSE

The Company has trademark license agreements with Goodyear to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia and other Commonwealth of Independent States countries. The North American and Latin American farm tire royalties were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition. The Company also has a trademark license agreement with Goodyear to manufacture and sell certain non-farm tire products in Latin America. Royalty expenses were $2.3 million and $3.2 million for the three months ended March 31, 2016 and 2015, respectively.

14. OTHER INCOME

Other income consisted of the following (amounts in thousands):

	Three months ended
	March 31,
	2016	2015
Gain on sale of assets	2,342	—
Wheels India Limited equity income (loss)	497	(7)
Discount amortization on prepaid royalty	459	611
Interest income	411	608
Building rental income	362	240
Other income (expense)	(166)	865
	$3,905	$2,317

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

15. INCOME TAXES

The Company recorded income tax expense of $1.0 million and $1.4 million for the quarters ended March 31, 2016 and 2015, respectively. The Company's effective income tax rate was (13%) and 415% for the three months ended March 31, 2016 and 2015, respectively.

The Company’s 2016 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses. In addition, certain profitable foreign jurisdictions have lower statutory tax rates as compared to the U.S. tax rate.

The Company's 2015 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses and foreign income taxed in the U.S. offset by net discrete benefits related to a U.S. check the box election and tax law enactments. In addition, the Company’s high effective tax rate is driven by a modest or almost break even consolidated pre-tax accounting income for the period.

The Company continues to monitor the realization of its deferred tax assets and assess the need for a valuation allowance. The Company analyzes available positive and negative evidence to determine if a valuation allowance is needed based on the weight of the evidence. This objectively verifiable evidence includes profit and loss positions and weighs this analysis to determine if a valuation allowance is needed. This process requires management to make estimates, assumptions and judgments that are uncertain in nature. The Company has established valuation allowances on U.S. and certain foreign jurisdictions and continues to monitor and assess potential valuation allowances in all its jurisdictions.

16. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended
	March 31,
	2016	2015

Net loss attributable to Titan	$(9,152)	$232
Redemption value adjustment	(5,208)	(2,930)
Net loss applicable to common shareholders	$(14,360)	$(2,698)
Determination of Shares:
Weighted average shares outstanding (basic and diluted)	53,854	53,663
Earnings per share:
Basic and diluted	(0.27)	(0.05)

The effect of stock options/trusts has been excluded for the three months ended March 31, 2016 and 2015, as the effect would have been antidilutive. The weighted average share amount excluded was 0.2 million for each of the three months ended March 31, 2016 and 2015.

The effect of convertible notes has been excluded for the three months ended March 31, 2016 and 2015, as the effect would have been antidilutive. The weighted average share amount excluded for convertible notes totaled 5.6 million shares for the three months ended March 31, 2016 and 2015.

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

18. SEGMENT INFORMATION

The table below presents information about certain operating results of segments for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	Three months ended
	March 31,
	2016	2015
Revenues from external customers
Agricultural	$152,825	$193,728
Earthmoving/construction	131,704	158,526
Consumer	37,265	49,805
	$321,794	$402,059
Gross profit
Agricultural	$19,277	$22,808
Earthmoving/construction	9,778	12,957
Consumer	2,833	7,029
	$31,888	$42,794
Income (loss) from operations
Agricultural	$11,357	$13,168
Earthmoving/construction	(667)	717
Consumer	(745)	3,446
Corporate	(17,892)	(16,522)
Income (loss) from operations	(7,947)	809

Interest expense	(8,512)	(8,756)
Foreign exchange gain	4,823	5,966
Other income, net	3,905	2,317
Income (loss) before income taxes	$(7,731)	$336

Assets by segment were as follows (amounts in thousands):

	March 31, 2016	December 31, 2015
Total assets
Agricultural	$432,178	$426,498
Earthmoving/construction	458,175	432,616
Consumer	147,971	137,227
Unallocated corporate	269,641	278,850
	$1,307,965	$1,275,191

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

19. FAIR VALUE MEASUREMENTS

Accounting standards for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (amounts in thousands):

	March 31, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Contractual obligation investments	$9,262	$9,262	$—	$—	$9,480	$9,480	$—	$—
Derivative financial instruments asset	210	—	210	—	66	—	66	—
Preferred stock	250	—	—	250	250	—	—	250
Derivative financial instruments liability	(7)	—	(7)	—	(8)	—	(8)	—
Total	$9,715	$9,262	$203	$250	$9,788	$9,480	$58	$250

The following table presents the changes during the periods presented in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2015	$250
Total realized and unrealized gains and losses	—
Balance as of March 31, 2016	$250

20. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the chief executive officer of the Company.  The related party is Mr. Fred Taylor, Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blackstone OTR, LLC; FBT Enterprises; and OTR Wheel Engineering.  Sales of Titan products to these companies were approximately $0.3 million for the three months ended March 31, 2016, as compared to $0.7 million for the three months ended March 31, 2015. Titan had trade receivables due from these companies of approximately $0.0 million at March 31, 2016, and approximately $0.4 million at December 31, 2015.  Sales commissions paid to above companies were approximately $0.6 million for each of the three months ended March 31, 2016 and 2015.

Mr. Fred Taylor is also associated with Green Carbon, Inc. Titan owns 60% and Green Carbon, Inc. owns 10% in Titan Tire Reclamation Corporation, which is located in Alberta Canada.

In July 2013, the Company entered into a Shareholders’ Agreement between One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF) to acquire Voltyre-Prom, a leading producer of agricultural and industrial tires located in Volgograd, Russia.  Mr. Richard M. Cashin, a director of the Company, is President of OEP which owns 21.4% of the joint venture.  The Shareholder’s agreement contains a settlement put option which may require the Company to purchase shares from OEP and RDIF at a value set by the agreement.  See Note 9 for additional information.

The Company has a 34.2% equity stake in Wheels India Limited, a company incorporated in India and listed on the National Stock Exchange in India.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

21. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2016	$(161,030)	$(26,721)	$(187,751)
Currency translation adjustments	16,092	—	16,092
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior
service cost, net of tax of $(0)		287	287
Reclassification as a result of ownership change	(3,491)		(3,491)
Balance at March 31, 2016	$(148,429)	$(26,434)	$(174,863)

22. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The Company's 6.875% senior secured notes due 2020 and 5.625% convertible senior subordinated notes are guaranteed by the following 100% owned subsidiaries of the Company: Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois. The note guarantees are full and unconditional, joint and several obligations of the guarantors. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. See the indenture incorporated by reference to the Company's most recent Form 10-K for additional information. The following condensed consolidating financial statements are presented using the equity method of accounting. Certain sales and marketing expenses recorded by non-guarantor subsidiaries have not been allocated to the guarantor subsidiaries.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended March 31, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$144,034	$177,760	$—	$321,794
Cost of sales	494	125,146	164,266	—	289,906
Gross profit (loss)	(494)	18,888	13,494	—	31,888
Selling, general and administrative expenses	2,382	16,685	15,995	—	35,062
Research and development expenses	—	768	1,711	—	2,479
Royalty expense	292	1,196	806	—	2,294
Income (loss) from operations	(3,168)	239	(5,018)	—	(7,947)
Interest expense	(8,283)	—	(229)	—	(8,512)
Intercompany interest income (expense)	290	—	(290)	—	—
Foreign exchange gain (loss)	—	(2)	4,825	—	4,823
Other income	362	85	3,458	—	3,905
Income (loss) before income taxes	(10,799)	322	2,746	—	(7,731)
Provision for income taxes	379	191	434	—	1,004
Equity in earnings of subsidiaries	2,443	—	(2,005)	(438)	—
Net income (loss)	(8,735)	131	307	(438)	(8,735)
Net income noncontrolling interests	—	—	417	—	417
Net income (loss) attributable to Titan	$(8,735)	$131	$(110)	$(438)	$(9,152)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended March 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$193,973	$208,086	$—	$402,059
Cost of sales	231	167,951	191,083	—	359,265
Gross profit (loss)	(231)	26,022	17,003	—	42,794
Selling, general and administrative expenses	2,634	15,379	17,661	—	35,674
Research and development expenses	—	1,000	2,086	—	3,086
Royalty expense	—	1,924	1,301	—	3,225
Income (loss) from operations	(2,865)	7,719	(4,045)	—	809
Interest expense	(8,115)	—	(641)	—	(8,756)
Intercompany interest income (expense)	142	—	(142)	—	—
Foreign exchange gain (loss)	4,515	(341)	1,792		5,966
Other income (expense)	882	(38)	1,473	—	2,317
Income (loss) before income taxes	(5,441)	7,340	(1,563)	—	336
Provision (benefit) for income taxes	2,389	2,693	(3,686)	—	1,396
Equity in earnings of subsidiaries	6,770	—	(163)	(6,607)	—
Net income (loss)	(1,060)	4,647	1,960	(6,607)	(1,060)
Net loss noncontrolling interests	—	—	(1,292)	—	(1,292)
Net income (loss) attributable to Titan	$(1,060)	$4,647	$3,252	$(6,607)	$232

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Three Months Ended March 31, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(8,735)	$131	$307	$(438)	$(8,735)
Currency translation adjustment, net	17,584	—	17,584	(17,584)	17,584
Pension liability adjustments, net of tax	287	265	22	(287)	287
Comprehensive income (loss)	9,136	396	17,913	(18,309)	9,136
Net comprehensive income attributable to redeemable and noncontrolling interests	—	—	5,400	—	5,400
Comprehensive income (loss) attributable to Titan	$9,136	$396	$12,513	$(18,309)	$3,736

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Three Months Ended March 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1,060)	$4,647	$1,960	$(6,607)	$(1,060)
Currency translation adjustment, net	(45,386)	—	(45,386)	45,386	(45,386)
Pension liability adjustments, net of tax	9	427	(418)	(9)	9
Comprehensive income (loss)	(46,437)	5,074	(43,844)	38,770	(46,437)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(3,013)	—	(3,013)
Comprehensive income (loss) attributable to Titan	$(46,437)	$5,074	$(40,831)	$38,770	$(43,424)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets March 31, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$131,314	$4	$59,779	$—	$191,097
Accounts receivable, net	—	75,272	141,151	—	216,423
Inventories	—	75,053	190,120	—	265,173
Prepaid and other current assets	9,592	21,180	29,987	—	60,759
Total current assets	140,906	171,509	421,037	—	733,452
Property, plant and equipment, net	7,085	134,139	316,781	—	458,005
Investment in subsidiaries	731,081	—	97,202	(828,283)	—
Other assets	31,364	1,172	83,972	—	116,508
Total assets	$910,436	$306,820	$918,992	$(828,283)	$1,307,965
Liabilities and Stockholders’ Equity
Short-term debt	$60,161	$—	$28,622	$—	$88,783
Accounts payable	3,416	16,168	118,542	—	138,126
Other current liabilities	35,382	40,016	49,636	—	125,034
Total current liabilities	98,959	56,184	196,800	—	351,943
Long-term debt	400,000	—	19,509	—	419,509
Other long-term liabilities	30,031	19,706	55,549	—	105,286
Intercompany accounts	46,132	(269,628)	223,496	—	—
Redeemable noncontrolling interest	—	—	96,774	—	96,774
Titan stockholders' equity	335,314	500,558	327,726	(828,283)	335,315
Noncontrolling interests	—	—	(862)	—	(862)
Total liabilities and stockholders’ equity	$910,436	$306,820	$918,992	$(828,283)	$1,307,965

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$142,401	$4	$57,783	$—	$200,188
Accounts receivable, net	—	59,933	117,456	—	177,389
Inventories	—	81,993	187,798	—	269,791
Prepaid and other current assets	11,101	21,133	30,399	—	62,633
Total current assets	153,502	163,063	393,436	—	710,001
Property, plant and equipment, net	8,015	138,351	303,654	—	450,020
Investment in subsidiaries	724,676	—	98,660	(823,336)	—
Other assets	34,141	1,181	79,848	—	115,170
Total assets	$920,334	$302,595	$875,598	$(823,336)	$1,275,191
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$31,222	$—	$31,222
Accounts payable	2,215	12,386	108,553	—	123,154
Other current liabilities	30,466	41,818	43,437	—	115,721
Total current liabilities	32,681	54,204	183,212	—	270,097
Long-term debt	460,161	—	20,243	—	480,404
Other long-term liabilities	29,881	20,628	52,324	—	102,833
Intercompany accounts	52,552	(271,930)	219,378	—	—
Redeemable noncontrolling interest	—	—	77,174	—	77,174
Titan stockholders' equity	345,059	499,693	323,643	(823,336)	345,059
Noncontrolling interests	—	—	(376)	—	(376)
Total liabilities and stockholders’ equity	$920,334	$302,595	$875,598	$(823,336)	$1,275,191

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Three Months Ended March 31, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(11,182)	$1,969	$11,546	$2,333
Cash flows from investing activities:
Capital expenditures	365	(1,969)	(5,545)	(7,149)
Other, net	—	—	771	771
Net cash provided by (used for) investing activities	365	(1,969)	(4,774)	(6,378)
Cash flows from financing activities:
Proceeds from borrowings	—	—	110	110
Payment on debt	—	—	(7,288)	(7,288)
Dividends paid	(270)	—	—	(270)
Net cash used for financing activities	(270)	—	(7,178)	(7,448)
Effect of exchange rate change on cash	—	—	2,402	2,402
Net increase (decrease) in cash and cash equivalents	(11,087)	—	1,996	(9,091)
Cash and cash equivalents, beginning of period	142,401	4	57,783	200,188
Cash and cash equivalents, end of period	$131,314	$4	$59,779	$191,097

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Three Months Ended March 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$9,788	$1,481	$(18,236)	$(6,967)
Cash flows from investing activities:
Capital expenditures	(181)	(1,456)	(9,782)	(11,419)
Other, net	—	16	2,318	2,334
Net cash used for investing activities	(181)	(1,440)	(7,464)	(9,085)
Cash flows from financing activities:
Proceeds from borrowings	—	—	11,102	11,102
Payment on debt	—	—	(1,456)	(1,456)
Excess tax benefit from stock-based compensation	(388)	—	—	(388)
Dividends paid	(269)	—	—	(269)
Net cash provided by (used for) financing activities	(657)	—	9,646	8,989
Effect of exchange rate change on cash	—	—	(3,837)	(3,837)
Net increase (decrease) in cash and cash equivalents	8,950	41	(19,891)	(10,900)
Cash and cash equivalents, beginning of period	129,985	4	71,462	201,451
Cash and cash equivalents, end of period	$138,935	$45	$51,571	$190,551

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of these financial statements with a narrative from the perspective of the management of Titan International, Inc. (Titan or the Company) on Titan's financial condition, results of operations, liquidity and other factors which may affect the Company's future results. The MD&A in this quarterly report should be read in conjunction with the MD&A in Titan's 2015 annual report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2016.

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
Readers of this Form 10-Q should understand that these forward-looking statements are based on the Company’s expectations and are subject to a number of risks and uncertainties (including, but not limited to, the factors discussed in Item 1A, Risk Factors, of the Company's most recent annual report on Form 10-K), certain of which are beyond the Company’s control.

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
Any changes in such factors could lead to significantly different results.  Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results as indicated in forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information and assumptions contained in this document will in fact transpire.

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

The table provides highlights for the quarter ended March 31, 2016, compared to 2015 (amounts in thousands):

	2016	2015	% Increase (Decrease)
Net sales	$321,794	$402,059	(20)%
Gross profit	31,888	42,794	(25)%
Income (loss) from operations	(7,947)	809	N/A
Net loss	(8,735)	(1,060)	(724)%

The Company recorded sales of $321.8 million for the first quarter of 2016, which were 20% lower than the first quarter 2015 sales of $402.1 million. Sales volume was down 11% as both the agricultural and earthmoving/construction segments remain in a cyclical downturn. The consumer segment was affected by the decrease in high-speed brake sales related to lower Chinese infrastructure investment and by lower sales related to economic stress in Brazil. Unfavorable currency translation affected sales by 6%, and a reduction in price mix of 3% further eroded sales.

The Company's gross profit was $31.9 million, or 9.9% of net sales, for the first quarter of 2016, compared to $42.8 million, or 10.6% of net sales, in 2015. Loss from operations was $7.9 million for the first quarter of 2016, compared to income of $0.8 million in 2015. Net loss was $8.7 million for the first quarter of 2016, compared to $1.1 million in 2015. Basic earnings per share was $(.27) in the first quarter of 2016, compared to $(.05) in 2015.

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

Inventories
Inventories are valued at lower of cost or market. Market value is estimated based on current selling prices. The majority of steel material inventory in North America is accounted for under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. At March 31, 2016, approximately 8% of the Company's inventories were valued under the last-in, first-out (LIFO) method. Estimated provisions are established for slow-moving and obsolete inventory.

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

As a result of the continued downturns in the Company's markets and overall operating loss, the Company determined in the fourth quarter of 2015 that events and circumstances indicated that the carrying value of fixed assets may not be recoverable. Certain long-lived assets were reviewed for recoverability. No impairment was identified. The Company's impairment testing includes uncertainty because it requires management to make assumptions and to apply judgment to estimated future cash flows and asset fair values. If actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, Titan may be exposed to impairment charges in the future, which could be material to the Company's results of operations.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries. During the first quarter of 2016, the Company contributed cash funds of $0.9 million to its pension plans. Titan expects to contribute approximately $3.7 million to these pension plans during the remainder of 2016. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 26 to the Company's financial statements on Form 10-K for the fiscal year ended December 31, 2015.

Product Warranties
The Company provides limited warranties on workmanship of its products in all market segments. The majority of the Company's products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. Actual warranty expense may differ from historical experience. The Company's warranty accrual was $22.1 million at March 31, 2016, and $23.1 million at December 31, 2015. The Company's warranty accrual amount decreased as the result of lower sales and a decrease in warranty experience resulting from efforts to increase quality.

RESULTS OF OPERATIONS

Highlights for the three months ended March 31, 2016, compared to 2015 (amounts in thousands):

	Three months ended
	March 31,
	2016	2015
Net sales	$321,794	$402,059
Cost of sales	289,906	359,265
Gross profit	31,888	42,794
Gross profit percentage	9.9%	10.6%

Net Sales
Net sales for the quarter ended March 31, 2016, were $321.8 million, compared to $402.1 million in 2015, a decrease of 20%. Sales declined across all reported segments. Sales volume was down 11% as both the agricultural and earthmoving/construction segments remain in a cyclical downturn. The consumer segment was affected by the decrease in high-speed brake sales related to lower Chinese infrastructure investment and by lower sales related to economic stress in Brazil. Unfavorable currency translation affected sales by 6% and a reduction in price mix of 3% further eroded sales.

Cost of Sales and Gross Profit
Cost of sales was $289.9 million for the quarter ended March 31, 2016, compared to $359.3 million in 2015. Gross profit for the first quarter of 2016 was $31.9 million, or 9.9% of net sales, compared to $42.8 million, or 10.6% of net sales for the first quarter of 2015. Gross profit margins continue to remain around 10% as there is a continued focus on improving productivity efficiency, rationalizing expenditures, finding lower cost material, improving quality, and optimizing prices.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the first quarter of 2016 were $35.1 million, or 10.9% of net sales, compared to $35.7 million, or 8.9% of net sales, for 2015.

Research and Development Expenses
Research and development (R&D) expenses for the first quarter of 2016 were $2.5 million, or 0.8% of net sales, compared to $3.1 million, or 0.8% of net sales, for 2015.

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

Royalty expenses were $2.3 million and $3.2 million for the quarters ended March 31, 2016 and 2015, respectively.

Income/Loss from Operations
Loss from operations for the first quarter of 2016, was $7.9 million, or (2.5)% of net sales, compared to income of $0.8 million, or 0.2% of net sales, in 2015.  This decrease was the net result of the items previously discussed.

Interest Expense
Interest expense was $8.5 million and $8.8 million for the quarters ended March 31, 2016 and 2015, respectively.

Foreign Exchange Gain
Foreign currency gain in the first quarter of 2016 and 2015 primarily reflects the translation of intercompany loans at certain foreign subsidiaries denominated in currencies other than their functional currencies. Since such loans are expected to be settled in cash at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates.

Other Income
Other income was $3.9 million for the quarter ended March 31, 2016, as compared to $2.3 million in 2015.  For the quarter ended March 31, 2016, the Company recorded a gain on the sale of assets of $2.3 million, Wheels India Limited equity income of $0.5 million, discount amortization on prepaid royalty of $0.5 million, and interest income of $0.4 million. For the quarter ended March 31, 2015, the Company recorded discount amortization on prepaid royalty of $0.6 million and interest income of $0.6 million.

Provision for Income Taxes
The Company recorded income tax expense of $1.0 million and $1.4 million for the quarters ended March 31, 2016 and 2015, respectively.  The Company's effective income tax rate was (13%) and 415% for the three months ended March 31, 2016 and 2015, respectively.

The Company’s 2016 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses. In addition, certain profitable foreign jurisdictions have lower statutory tax rates as compared to the U.S. tax rate.

The Company's 2015 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses and foreign income taxed in the U.S. offset by net discrete benefits related to a U.S. check the box election and tax law enactments. In addition, the Company’s high effective tax rate is driven by a modest or almost break even consolidated pre-tax accounting income for the period.

The Company continues to monitor the realization of its deferred tax assets and assess the need for a valuation allowance. The Company analyzes available positive and negative evidence to determine if a valuation allowance is needed based on the weight of the evidence. This objectively verifiable evidence includes profit and loss positions and weights this analysis to determine if a valuation allowance is needed. This process requires management to make estimates, assumptions and judgments that are uncertain in nature. The Company has established valuation allowances on U.S. and certain foreign jurisdictions and continues to monitor and assess potential valuation allowances in all its jurisdictions.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Net Loss
Net loss for the first quarter of March 31, 2016, was $8.7 million, compared to $1.1 million in 2015. For the quarters ended March 31, 2016 and 2015, basic and diluted earnings per share were $(.27) and $(.05), respectively. The Company's greater net loss and lower earnings per share were due to the items previously discussed.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	Three months ended
	March 31,
	2016	2015
Net sales	$152,825	$193,728
Gross profit	19,277	22,808
Income from operations	11,357	13,168

Net sales in the agricultural market were $152.8 million for the quarter ended March 31, 2016, as compared to $193.7 million in 2015, a decrease of 21%. Agriculture sales experienced reductions in volume of 12% and price/mix of 3% as a consequence of decreased demand for new agricultural equipment. Unfavorable currency translation decreased sales by 6%

Gross profit in the agricultural market was $19.3 million for the quarter ended March 31, 2016, as compared to $22.8 million in 2015.  Income from operations in the agricultural market was $11.4 million for the quarter ended March 31, 2016, as compared to $13.2 million in 2015. Despite the large overall sales erosion resulting from the agricultural and mining cyclical downturns, the Business Improvement Framework instituted in 2014 has continued to help soften the margin impact. Initiatives born from the framework helped to drive headcount reductions, expenditure rationalization, increased productivity, lower raw material costs, lower warranty costs, and pricing optimization.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):

	Three months ended
	March 31,
	2016	2015
Net sales	$131,704	$158,526
Gross profit	9,778	12,957
Income (loss) from operations	(667)	717

The Company's earthmoving/construction market net sales were $131.7 million for the quarter ended March 31, 2016, as compared to $158.5 million in 2015, a decrease of 17%. Earthmoving/Construction sales experienced reductions in volume of 8% and price/mix of 5%. Unfavorable currency translation decreased sales by 4%.

Gross profit in the earthmoving/construction market was $9.8 million for the quarter ended March 31, 2016, as compared to $13.0 million in 2015. The Company's earthmoving/construction market loss from operations was $0.7 million for the quarter ended March 31, 2016, as compared to income of $0.7 million in 2015.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	Three months ended
	March 31,
	2016	2015
Net sales	$37,265	$49,805
Gross profit	2,833	7,029
Income (loss) from operations	(745)	3,446

Consumer market net sales were $37.3 million for the quarter ended March 31, 2016, as compared to $49.8 million in 2015. Sales in the consumer market decreased primarily as the result of unfavorable currency translation of 16%. Lower sales volume of 13% offset partially by a better price/mix of 4% make up the remaining difference in sales. Lower sales were the result of economic stress in Brazil as well as lower sales of high-speed brakes to China.

Gross profit from the consumer market was $2.8 million for the quarter ended March 31, 2016, as compared to $7.0 million in 2015. Consumer market loss from operations was $0.7 million for the quarter ended March 31, 2016, as compared to income of $3.4 million in 2015.

Segment Summary (amounts in thousands)

Three months ended March 31, 2016	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$152,825	$131,704	$37,265	$—	$321,794
Gross profit (loss)	19,277	9,778	2,833	—	31,888
Income (loss) from operations	11,357	(667)	(745)	(17,892)	(7,947)
Three months ended March 31, 2015
Net sales	$193,728	158,526	$49,805	$—	$402,059
Gross profit (loss)	22,808	12,957	7,029	—	42,794
Income (loss) from operations	13,168	717	3,446	(16,522)	809

Corporate Expenses
Income from operations on a segment basis does not include corporate expenses totaling $17.9 million for the quarter ended March 31, 2016, as compared to $16.5 million for 2015. Corporate expenses were composed of selling and marketing expenses of approximately $8 million and $7 million for the quarters ended March 31, 2016 and 2015, respectively; and administrative expenses of approximately $10 million and $9 million for the quarters ended March 31, 2016 and 2015, respectively. Increases were driven by investments in advertising to support the LSW program as well as legal expenses for anti-dumping litigation.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

MARKET RISK SENSITIVE INSTRUMENTS
The Company's risks related to foreign currencies, commodity prices and interest rates are consistent with those for 2015. For more information, see the “Market Risk Sensitive Instruments” discussion in the Company's Form 10-K for the fiscal year ended December 31, 2015.

PENSIONS
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. These plans are described in Note 26 of the Company's Notes to Consolidated Financial Statements in the 2015 Annual Report on Form 10-K.

The Company's recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined by the Company with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. Titan expects to contribute approximately $3.7 million to these pension plans during the remainder of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of March 31, 2016, the Company had $191.1 million of cash.

(Amounts in thousands)	March 31,	December 31,
	2016	2015	Change
Cash	$191,097	$200,188	$(9,091)

The cash balance decreased by $9.1 million from December 31, 2015, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Three months ended March 31,
	2016	2015	Change
Net loss	$(8,735)	$(1,060)	$(7,675)
Depreciation and amortization	15,249	18,480	(3,231)
Deferred income tax provision	(278)	(3,901)	3,623
Foreign currency translation (gain) loss	(4,000)	4,346	(8,346)
Accounts receivable	(32,150)	(56,153)	24,003
Inventories	12,019	5,958	6,061
Prepaid and other current assets	3,335	4,374	(1,039)
Accounts payable	9,747	24,066	(14,319)
Other current liabilities	7,796	5,736	2,060
Other liabilities	(37)	(12,180)	12,143
Other operating activities	(613)	3,367	(3,980)
Cash provided by (used for) operating activities	$2,333	$(6,967)	$9,300

In the first quarter of 2016, operating activities provided $2.3 million of cash, including an increase in accounts receivable of $32.2 million, offset by a decrease in inventories of $12.0 million. Included in net loss of $8.7 million were noncash charges for depreciation and amortization of $15.2 million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Operating cash flows increased $9.3 million when comparing the first quarter of 2016 to the first quarter of 2015. The net loss in the first quarter of 2016 was a $7.7 million decrease from the loss in the first quarter of 2015. When comparing the first quarter of 2016 to the first quarter of 2015, cash flows from accounts receivable increased $24.0 million, which was partially offset by decreased cash flows from accounts payable of $14.3 million.

The Company's inventory balance was lower at March 31, 2016, as compared to December 31, 2015. Days sales in inventory increased to 80 days at March 31, 2016, from 77 days at December 31, 2015. The Company's accounts receivable balance was higher at March 31, 2016, as compared to December 31, 2015. Days sales outstanding increased to 60 days at March 31, 2016, from 52 days at December 31, 2015.

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Three months ended March 31,
	2016	2015	Change
Capital expenditures	$(7,149)	$(11,419)	$4,270
Other investing activities	771	2,334	(1,563)
Cash used for investing activities	$(6,378)	$(9,085)	$2,707

Net cash used for investing activities was $6.4 million in the first quarter of 2016, as compared to $9.1 million in the first quarter of 2015. The Company invested a total of $7.1 million in capital expenditures in the first quarter of 2016, compared to $11.4 million in 2015. The 2016 and 2015 expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan's existing business and maintaining existing equipment.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Three months ended March 31,
	2016	2015	Change
Proceeds from borrowings	$110	$11,102	$(10,992)
Payment on debt	(7,288)	(1,456)	(5,832)
Excess tax benefit from stock-based compensation	—	(388)	388
Dividends paid	(270)	(269)	(1)
Cash provided by (used for) financing activities	$(7,448)	$8,989	$(16,437)

In the first quarter of 2016, $7.4 million of cash was used for financing activities. This cash was primarily used on payment of debt of $7.3 million.
In the first quarter of 2015, $9.0 million of cash was provided by financing activities. This cash was primarily provided by proceeds from borrowings of $11.1 million.

Financing cash flows decreased by $16.4 million when comparing the first quarter of 2016 to 2015. This decrease was primarily attributable to payments on debt and decrease in borrowings.

Debt Restrictions
The Company’s revolving credit facility (credit facility) contains various restrictions, including:

•	Limits on dividends and repurchases of the Company’s stock

•	Restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company

•	Limitations on investments, dispositions of assets and guarantees of indebtedness

•	Other customary affirmative and negative covenants

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

Liquidity Outlook
At March 31, 2016, the Company had $191.1 million of cash and cash equivalents and no outstanding borrowings on the Company's $150 million credit facility. Titan's availability under this domestic facility may be less than $150 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. At March 31, 2016, the amount available was $53.4 million as a result of the Company's decrease in sales which impacted both accounts receivable and inventory balances. The cash and cash equivalents balance of $191.1 million includes $59.3 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. However, if foreign funds were needed for U.S. operations, the Company would be required to accrue and pay taxes to repatriate the funds.

Capital expenditures for the remainder of 2016 are estimated to be approximately $20-25 million.  Cash payments for interest are currently forecasted to be approximately $30 million for the remainder of 2016 based on March 31, 2016 debt balances. The forecasted interest payments are comprised primarily of the semi-annual payments of $13.8 million (due April 1) and $13.8 million (due October 1) for the 6.875% senior secured notes.

The Company's convertible notes, of which $60.2 million are outstanding, are due January 2017 and have been reclassified to short-term debt.

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

In February 2016, the FASB issued Accounting Standards Update ASU No. 2016-02, "Leases (Topic 842)." This update was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

In March 2016, the FASB issued ASU No. 2016-07, "Simplifying the Transition to Equity Method of Accounting." This update eliminates the requirement to retroactively adopt the equity method of accounting when an investment qualifies for use of the equity method as a result of the increase in the level of ownership. The amendments in this update are effective for fiscal years, including interim periods within those years, beginning after December 15, 2016. Early application is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." This update involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

MARKET CONDITIONS AND OUTLOOK
In the first quarter of 2016, Titan experienced lower sales when compared to the first quarter of 2015.  The lower sales levels were primarily the result of decreased demand for new equipment used in the agricultural market, which remains in a cyclical downturn, and unfavorable currency translation. In addition, competitive pressures and lower raw material prices, passed to customers in some instances, negatively impacted sales.

Energy, raw material and petroleum-based product costs have been volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were lower in the first quarter of 2016 when compared to the first quarter of 2015 due to decreased demand for new equipment used in the agricultural market.  Farm net income is generally expected to decline moderately through 2016 based upon lower forecasted cash receipts offset somewhat by lower production costs (fuel, oil, chemical, feed, etc.). Lower income levels are putting pressure on the demand for large farm equipment. More specifically, large equipment sales are expected to continue to decline through 2016. The mix shift to lower horsepower tractors has a negative impact on revenue and margin performance. Most major OEMs are forecasting 2016 equipment sales to be below 2015 within most regions. North American used equipment levels remain relatively high with some decreases recently from peak levels. Excess used equipment inventory and values can also negatively impact the new equipment market. Many variables, including weather, grain prices, export markets, currency and government policies and subsidies can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving/construction market sales were lower in the first quarter of 2016 when compared to the first quarter of 2015 due to unfavorable currency translation and weak market conditions. Demand for larger products used in the mining industry is expected to remain depressed throughout 2016, with demand for our products in this market expected to remain similar to 2015. Demand for small and medium sized earthmoving/construction equipment used in the housing and commercial construction sectors is expected to be flat or down slightly. The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and other macroeconomic drivers.

CONSUMER MARKET OUTLOOK
Consumer market sales were lower in the first quarter of 2016 when compared to the first quarter of 2015.  Sales in the consumer market decreased primarily as the result of unfavorable currency translation and price/mix from competitive pressures. The consumer market is expected to remain highly competitive throughout 2016. Economic stress in Brazil has affected and may continue to affect the Company's consumer sales. The consumer segment is affected by many variables including consumer spending, interest rates, government policies and other macroeconomic drivers.

TITAN INTERNATIONAL, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the Company's 2015 Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the period covered by this Form 10-Q and concluded that, because of a material weakness in Titan's internal control over financial reporting of the Company’s entity level controls described below, disclosure controls and procedures were not effective as of the period covered by this Form 10-Q. Notwithstanding the material weakness described below, the Company's management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated condensed financial statements included in the Quarterly Report and in this Form 10-Q are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

Previously Disclosed Material Weakness
Management previously reported a material weakness in the Company's internal control over financial reporting in the Form 10-K for the year ended December 31, 2015. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this evaluation, including consideration of the control deficiencies discussed below, management has concluded that internal control over financial reporting was not effective as of December 31, 2015, due to the fact that there was a material weakness in internal control over financial reporting. Specifically, through assessment and evaluation, as discussed above, management identified the following points amplified the potential for deficiency: (i) rapid global growth, (ii) increased complexity in accounting and reporting infrastructure and (iii) economic and market downturn. The material weakness was previously identified and reported in the Form 10-K for the year ended December 31, 2014, and is further defined below.

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

Management has developed a detailed plan and timetable for implementing the foregoing remediation efforts and will monitor the implementation closely. Additionally, under the direction of the Chief Financial Officer, management will continue reviewing and making the necessary changes to the overall design and operation of the Company's internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

TITAN INTERNATIONAL, INC.

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

Item 1A. Risk Factors

See the Company's 2015 Annual Report filed on Form 10-K (Item 1A) filed on February 25, 2016. There has been no material change in this information.

Item 6. Exhibits

10.1*	Trademark License Agreement dated April 1, 2011 by and among The Goodyear Tire & Rubber Company, Goodyear Canada Inc., and Titan International, Inc.

10.2	Titan International, Inc. Annual Incentive Compensation Plan

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	May 4, 2016	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN HRUDICKA
John Hrudicka
Chief Financial Officer
(Principal Financial Officer)