Form 10-Q/A
period 2016-03-31
TITAN INTERNATIONAL INC
filed 2016-05-09
CIK 899751

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

Large accelerated filer ¬	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

Indicate the number of shares of Titan International, Inc. outstanding: 53,984,344 shares common stock, $0.0001 par value, as of April 20, 2016.

EXPLANATORY NOTE
Titan International, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the period ended March 31, 2016 (the “Original Form 10-Q”), originally filed with the Securities and Exchange Commission on May 5, 2016. The purpose of this Amendment is solely to correct the signature of the Chief Financial Officer to the Original Form 10-Q and to correct the signature on and re-file the certifications filed as Exhibits 31.2 and 32 thereto.

No revisions are being made to the Company’s financial statements. This Amendment speaks as of the original filing date, does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a new certification by the Company’s principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act is filed herewith as an exhibit.

Item 6. Exhibits

10.1*	Trademark License Agreement dated April 1, 2011 by and among The Goodyear Tire & Rubber Company, Goodyear Canada Inc., and Titan International, Inc.

10.2*	Titan International, Inc. Annual Incentive Compensation Plan

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Previously filed with original Titan International, Inc. Form 10-Q, filed on May 5, 2016.

TITAN INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	May 6, 2016	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ CHRISTOPHER H. BOHNERT
Chistopher H. Bohnert
Chief Accounting Officer
(Principal Accounting Officer)