Form 10-Q
period 2016-06-30
TITAN INTERNATIONAL INC
filed 2016-08-04
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: June 30, 2016
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

Indicate the number of shares of Titan International, Inc. outstanding: 54,046,512 shares common stock, $0.0001 par value, as of July 20, 2016.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net sales	$330,214	$376,067	$652,008	$778,126
Cost of sales	285,139	325,014	575,045	684,279
Gross profit	45,075	51,053	76,963	93,847
Selling, general and administrative expenses	36,302	37,848	71,364	73,522
Research and development expenses	2,714	2,779	5,193	5,865
Royalty expense	2,109	2,895	4,403	6,120
Income (loss) from operations	3,950	7,531	(3,997)	8,340
Interest expense	(7,982)	(8,642)	(16,494)	(17,398)
Foreign exchange gain	2,182	3,647	7,005	9,613
Other income	3,049	3,259	6,954	5,576
Income (loss) before income taxes	1,199	5,795	(6,532)	6,131
Provision for income taxes	3,648	1,515	4,652	2,911
Net income (loss)	(2,449)	4,280	(11,184)	3,220
Net loss attributable to noncontrolling interests	(550)	(2,491)	(133)	(3,783)
Net income (loss) attributable to Titan	(1,899)	6,771	(11,051)	7,003
Redemption value adjustment	(1,900)	2,580	(7,108)	(350)
Net income (loss) applicable to common shareholders	$(3,799)	$9,351	$(18,159)	$6,653

Earnings per common share:
Basic	$(.07)	$.17	$(.34)	$.12
Diluted	$(.07)	$.17	$(.34)	$.12
Average common shares and equivalents outstanding:
Basic	53,884	53,686	53,869	53,674
Diluted	53,884	59,489	53,869	53,858

Dividends declared per common share:	$.005	$.005	$.010	$.010

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	June 30,
	2016	2015
Net income (loss)	$(2,449)	$4,280
Currency translation adjustment, net	4,346	4,436
Pension liability adjustments, net of tax of $(133) and $(706), respectively	448	1,488
Comprehensive income	2,345	10,204
Net comprehensive income (loss) attributable to redeemable and noncontrolling interests	706	(1,904)
Comprehensive income attributable to Titan	$1,639	$12,108

	Six months ended
	June 30,
	2016	2015
Net income (loss)	$(11,184)	$3,220
Currency translation adjustment, net	21,931	(40,950)
Pension liability adjustments, net of tax of $(304) and $(806), respectively	735	1,497
Comprehensive income (loss)	11,482	(36,233)
Net comprehensive income (loss) attributable to redeemable and noncontrolling interests	6,106	(4,917)
Comprehensive income (loss) attributable to Titan	$5,376	$(31,316)

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands, except share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$207,238	$200,188
Accounts receivable, net	196,718	177,389
Inventories	273,744	269,791
Prepaid and other current assets	72,352	62,633
Total current assets	750,052	710,001
Property, plant and equipment, net	449,472	450,020
Deferred income taxes	7,158	5,967
Other assets	101,790	104,242
Total assets	$1,308,472	$1,270,230

Liabilities
Current liabilities
Short-term debt	$89,038	$31,222
Accounts payable	145,568	123,154
Other current liabilities	122,252	115,721
Total current liabilities	356,858	270,097
Long-term debt	414,570	475,443
Deferred income taxes	16,852	14,509
Other long-term liabilities	86,180	88,324
Total liabilities	874,460	848,373

Redeemable noncontrolling interest	100,777	77,174

Equity
Titan stockholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 55,253,092 issued, 53,984,344 outstanding)	—	—
Additional paid-in capital	481,930	497,008
Retained earnings	37,746	49,297
Treasury stock (at cost, 1,268,748 and 1,339,583 shares, respectively)	(11,784)	(12,420)
Treasury stock reserved for deferred compensation	(1,075)	(1,075)
Accumulated other comprehensive loss	(171,324)	(187,751)
Total Titan stockholders’ equity	335,493	345,059
Noncontrolling interests	(2,258)	(376)
Total equity	333,235	344,683
Total liabilities and equity	$1,308,472	$1,270,230

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2016	53,913,509	$497,008	$49,297	$(12,420)	$(1,075)	$(187,751)	$345,059	$(376)	$344,683
Net loss *			(11,051)				(11,051)	(1,665)	(12,716)
Currency translation adjustment, net of tax *						19,183	19,183	(177)	19,006
Pension liability adjustments, net of tax						735	735		735
Dividends on common stock			(540)				(540)		(540)
Restricted stock awards	8,750	(79)		79			—		—
Acquisition of additional interest		(8,548)	40			(3,491)	(11,999)	(40)	(12,039)
Redemption value adjustment		(7,108)					(7,108)		(7,108)
Stock-based compensation		931					931		931
Issuance of treasury stock under 401(k) plan	62,085	(274)		557			283		283
Balance June 30, 2016	53,984,344	$481,930	$37,746	$(11,784)	$(1,075)	$(171,324)	$335,493	$(2,258)	$333,235

* Net loss excludes $1,532 of net gain attributable to redeemable noncontrolling interest. Currency translation adjustment excludes $2,924 of currency translation related to redeemable noncontrolling interest.

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2016	2015
Net income (loss)	$(11,184)	$3,220
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,615	36,604
Deferred income tax provision	600	(5,602)
Stock-based compensation	931	1,339
Excess tax benefit from stock-based compensation	—	538
Issuance of treasury stock under 401(k) plan	283	304
Foreign currency translation loss	6,740	9,366
(Increase) decrease in assets:
Accounts receivable	(9,789)	(37,149)
Inventories	5,258	8,721
Prepaid and other current assets	(7,583)	2,868
Other assets	(1,318)	(688)
Increase (decrease) in liabilities:
Accounts payable	15,007	4,423
Other current liabilities	3,523	(1,988)
Other liabilities	(3,411)	(14,114)
Net cash provided by operating activities	29,672	7,842
Cash flows from investing activities:
Capital expenditures	(18,050)	(22,505)
Other	1,294	2,708
Net cash used for investing activities	(16,756)	(19,797)
Cash flows from financing activities:
Proceeds from borrowings	1,559	13,239
Payment on debt	(10,248)	(8,517)
Proceeds from exercise of stock options	—	144
Excess tax benefit from stock-based compensation	—	(538)
Dividends paid	(540)	(538)
Net cash provided by (used for) financing activities	(9,229)	3,790
Effect of exchange rate changes on cash	3,363	(5,802)
Net increase (decrease) in cash and cash equivalents	7,050	(13,967)
Cash and cash equivalents, beginning of period	200,188	201,451
Cash and cash equivalents, end of period	$207,238	$187,484

Supplemental information:
Interest paid	$16,510	$20,063
Income taxes paid, net of refunds received	$3,367	$(884)

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.	ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature and necessary for a fair statement of the Company's financial position as of June 30, 2016, and the results of operations and cash flows for the three and six months ended June 30, 2016 and 2015.

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

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and other accruals at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.875% senior secured notes due 2020 (senior secured notes) and 5.625% convertible senior subordinated notes due 2017 (convertible notes) are carried at cost of $395.4 million and $60.0 million at June 30, 2016, respectively. The fair value of the senior secured notes at June 30, 2016, as obtained through an independent pricing source, was approximately $348.0 million.

Cash dividends
The Company declared cash dividends of $.005 and $.010 per share of common stock for each of the three and six months ended June 30, 2016 and 2015. The second quarter 2016 cash dividend of $.005 per share of common stock was paid July 15, 2016, to stockholders of record on June 30, 2016.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing." This ASU clarifies the following aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients." This ASU affects only narrow aspects of Topic 606 related to: assessing the collectability criterion; presentation of sales tax; noncash consideration; and contract modifications and completed contracts at transition. The amendments in these updates affect the guidance in ASU 2014-09, and the effective dates are the same as those for ASU No. 2014-09.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This update amends existing guidance to require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update were effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. As a result of adopting this update, $5.0 million of debt issuance cost was reclassified from other long-term assets to long-term debt as of December 31, 2015.

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

2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (amounts in thousands):

	June 30, 2016	December 31, 2015
Accounts receivable	$201,014	$181,916
Allowance for doubtful accounts	(4,296)	(4,527)
Accounts receivable, net	$196,718	$177,389

Accounts receivable are reduced by an allowance for doubtful accounts which is based on historical losses.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	June 30, 2016	December 31, 2015
Raw material	$72,516	$85,490
Work-in-process	31,582	31,866
Finished goods	171,261	158,997
	275,359	276,353
Adjustment to LIFO	(1,615)	(6,562)
	$273,744	$269,791

Inventories are valued at lower of cost or market. The majority of inventories are valued under the first-in, first-out (FIFO) method or average cost method. At June 30, 2016, approximately 7% of the Company's inventories were valued under the last-in, first-out (LIFO) method compared to 8% at December 31, 2015.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following (amounts in thousands):

	June 30, 2016	December 31, 2015
Land and improvements	$46,017	$46,776
Buildings and improvements	234,649	241,666
Machinery and equipment	568,519	540,549
Tools, dies and molds	106,618	102,723
Construction-in-process	40,695	36,500
	996,498	968,214
Less accumulated depreciation	(547,026)	(518,194)
	$449,472	$450,020

Depreciation on fixed assets for the six months ended June 30, 2016 and 2015, totaled $28.9 million and $34.0 million, respectively.

Included in the total building and improvements are capital leases of $3.1 million and $3.7 million at June 30, 2016, and December 31, 2015, respectively. Included in the total of machinery and equipment are capital leases of $28.2 million and $33.0 million at June 30, 2016, and December 31, 2015, respectively.

As a result of continued downturns in the Company's markets and operating loss, the Company determined in the second quarter of 2016 that events and circumstances indicated that the carrying value of fixed assets at the Bryan, Ohio, location may not be recoverable. Certain fixed assets were reviewed for recoverability. No impairment was identified.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5. INTANGIBLE ASSETS

The components of intangible assets consisted of the following (amounts in thousands):

	Weighted Average Useful Lives (in Years)	June 30, 2016	December 31, 2015
Amortizable intangible assets:
Customer relationships	11.2	$13,671	$13,413
Patents, trademarks and other	8.3	14,278	13,237
Total at cost		27,949	26,650
Less accumulated amortization		(10,377)	(8,852)
		$17,572	$17,798

Amortization related to intangible assets for the six months ended June 30, 2016 and 2015, totaled $1.1 million and $1.8 million, respectively. Intangible assets are included as a component of other assets in the Consolidated Condensed Balance Sheet.

The estimated aggregate amortization expense at June 30, 2016, is as follows (amounts in thousands):

July 1 - December 31, 2016	$1,228
2017	2,153
2018	2,153
2019	2,153
2020	2,153
Thereafter	7,732
$17,572

6. WARRANTY

Changes in the warranty liability consisted of the following (amounts in thousands):

	2016	2015
Warranty liability, January 1	$23,120	$28,144
Provision for warranty liabilities	3,373	5,558
Warranty payments made	(6,205)	(7,171)
Warranty liability, June 30	$20,288	$26,531

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

7. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2016
	Principal Balance	Unamortized Discount	Net Carrying Amount
6.875% senior secured notes due 2020	$400,000	$(4,623)	$395,377
5.625% convertible senior subordinated notes due 2017	60,161	(167)	59,994
Titan Europe credit facilities	38,818	—	38,818
Other debt	8,017	—	8,017
Capital leases	1,402	—	1,402
Total debt	508,398	(4,790)	503,608
Less amounts due within one year	89,205	(167)	89,038
Total long-term debt	$419,193	$(4,623)	$414,570

	December 31, 2015
	Principal Balance	Unamortized Discount	Net Carrying Amount
6.875% senior secured notes due 2020	$400,000	$(4,640)	$395,360
5.625% convertible senior subordinated notes due 2017	60,161	(321)	59,840
Titan Europe credit facilities	38,059	—	38,059
Other debt	11,531	—	11,531
Capital leases	1,875	—	1,875
Total debt	511,626	(4,961)	506,665
Less amounts due within one year	31,222	—	31,222
Total long-term debt	$480,404	$(4,961)	$475,443

Aggregate maturities of long-term debt at June 30, 2016, were as follows (amounts in thousands):

July 1 - December 31, 2016	$28,801
2017	71,082
2018	4,952
2019	1,978
2020	401,499
Thereafter	86
$508,398

6.875% senior secured notes due 2020
The Company’s 6.875% senior secured notes (senior secured notes) are due October 2020. These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois.

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

Titan Europe credit facilities
The Titan Europe credit facilities contain borrowings from various institutions totaling $38.8 million at June 30, 2016. Maturity dates on this debt range from less than one year to nine years and interest rates range from 5% to 6.9%. The Titan Europe facilities are secured by the assets of its subsidiaries in Italy, Spain, Germany and Brazil.

Revolving credit facility
The Company’s $150 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a December 2017 termination date and is collateralized by the accounts receivable and inventory of certain Titan domestic subsidiaries.  Titan's availability under this domestic facility may be less than $150 million as a result of eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At June 30, 2016, the amount available was $47.4 million as a result of the outstanding letters of credit and the Company's decrease in sales, which impacted both accounts receivable and inventory balances. During the first six months of 2016 and at June 30, 2016, there were no borrowings under the credit facility.

Other debt
Titan Brazil has working capital loans for the Sao Paulo, Brazil manufacturing facility totaling $6.9 million at June 30, 2016. Maturity dates on this debt range from less than one year to two years and interest rates range from 5.5% to 8%.

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is recorded as an offset to currency exchange gain/loss. For the three months ended June 30, 2016, the Company recorded currency exchange gain of $0.5 million related to these derivatives. For the six months ended June 30, 2016, the Company recorded currency exchange gain of $0.7 million related to these derivatives.

9. REDEEMABLE NONCONTROLLING INTEREST

The Company has a shareholders’ agreement with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF) which was used for the acquisition of Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia. The agreement contains a settlement put option which is exercisable July through December of 2018 and may require Titan to purchase the shares of OEP and RDIF, with cash or Titan common stock, at a value set by the agreement. The value set by the agreement is the greater of: the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8%; or the last twelve months of EBITDA times 5.5 less net debt times the ownership percentage. The value of the redeemable noncontrolling interest has been recorded at the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8%, which is currently greater.
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
The following is a reconciliation of redeemable noncontrolling interest as of June 30, 2016 and 2015 (amounts in thousands):

	2016	2015
Balance at January 1	$77,174	$71,192
Reclassification as a result of ownership change	12,039	—
Income attributable to redeemable noncontrolling interest	1,532	37
Currency translation	2,924	(1,068)
Redemption value adjustment	7,108	350
Balance at June 30	$100,777	$70,511

This obligation approximates the cost if all remaining shares were purchased by the Company on June 30, 2016, and is presented in the Consolidated Condensed Balance Sheet in redeemable noncontrolling interest, which is treated as mezzanine equity.

10. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At June 30, 2016, future minimum rental commitments under noncancellable operating leases with initial terms of at least one year were as follows (amounts in thousands):

July 1 - December 31, 2016	$2,909
2017	3,279
2018	2,032
2019	1,588
2020	1,074
Thereafter	449
Total future minimum lease payments	$11,331

At June 30, 2016, the Company had assets held as capital leases with a net book value of $7.6 million included in property, plant and equipment. Total future capital lease obligations relating to these leases are as follows (amounts in thousands):

July 1 - December 31, 2016	$615
2017	441
2018	196
2019	128
2020	20
Thereafter	2
Total future capital lease obligation payments	1,402
Less amount representing interest	(28)
Present value of future capital lease obligation payments	$1,374

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

11. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $1.9 million to the pension plans during the six months ended June 30, 2016, and expects to contribute approximately $2.3 million to the pension plans during the remainder of 2016.

The components of net periodic pension cost consisted of the following (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$206	$179	$312	$172
Interest cost	1,233	1,306	2,470	1,224
Expected return on assets	(1,395)	(1,531)	(2,788)	(1,519)
Amortization of unrecognized prior service cost	34	34	68	34
Amortization of net unrecognized loss	762	729	1,527	729
Net periodic pension cost	$840	$717	$1,589	$640

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table summarizes the carrying amount of the entities’ assets and liabilities included in the Company’s Consolidated Condensed Balance Sheets at June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$16,472	$9,245
Inventory	10,866	7,993
Other current assets	8,722	13,763
Property, plant and equipment, net	27,430	25,181
Other noncurrent assets	5,313	5,179
Total assets	$68,803	$61,361

Current liabilities	$15,178	$12,850
Noncurrent liabilities	4,377	2,865
Total liabilities	$19,555	$15,715

All assets in the above table can only be used to settle obligations of the consolidated VIE to which the respective assets relate. Liabilities are nonrecourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

13. ROYALTY EXPENSE

The Company has trademark license agreements with Goodyear to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia and other Commonwealth of Independent States countries. The North American and Latin American farm tire royalties were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition. The Company also has a trademark license agreement with Goodyear to manufacture and sell certain non-farm tire products in Latin America. Royalty expenses recorded were $2.1 million and $2.9 million for the quarters ended June 30, 2016 and 2015, respectively. Royalty expenses were $4.4 million and $6.1 million for the six months ended June 30, 2016 and 2015, respectively.

14. OTHER INCOME

Other income consisted of the following (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Gain on sale of assets	$—	$58	$2,342	$57
Wheels India Limited equity income	1,152	867	1,649	860
Interest income	842	956	1,253	1,564
Building rental income	609	258	971	498
Discount amortization on prepaid royalty	320	472	779	1,083
Other income (expense)	126	648	(40)	1,514
	$3,049	$3,259	$6,954	$5,576

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

15. INCOME TAXES

The Company recorded income tax expense of $3.6 million and $1.5 million for the quarters ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded income tax expense of $4.7 million and $2.9 million. The Company's effective income tax rate was 304% and 26% for the quarters ended June 30, 2016 and 2015, and (71%) and 47% for the six months ended June 30, 2016 and 2015, respectively.

The Company’s 2016 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses. In addition, tax expense was recorded on certain profitable foreign jurisdictions that included non-deductible expenses for tax purposes.

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

The Company is involved in various tax matters, some of which the outcome is uncertain. These audits may result in the assessment of additional taxes that are subsequently resolved with authorities or potentially through the courts. The IRS issued an audit report on July 15, 2016 for the tax years 2010 through 2014 and a notice of proposed adjustment. Although the Company believes that it will ultimately be successful in defending these matters, a settlement of 10% of the proposed adjustment would result in $0.6 million of additional tax liability.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

16. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income (loss) attributable to Titan	$(1,899)	$6,771	$(11,051)	$7,003
Redemption value adjustment	(1,900)	2,580	(7,108)	(350)
Net income (loss) applicable to common shareholders	(3,799)	9,351	(18,159)	6,653
Effect of convertible notes	—	609	—	—
Net income (loss) applicable to common shareholders and assumed conversions	$(3,799)	$9,960	$(18,159)	$6,653
Determination of Shares:
Weighted average shares outstanding (basic)	53,884	53,686	53,869	53,674
Effect of stock options/trusts	—	208	—	184
Effect of convertible notes	—	5,595	—	—
Weighted average shares outstanding (diluted)	53,884	59,489	53,869	53,858
Earnings per share:
Basic	(0.07)	0.17	(0.34)	0.12
Diluted	(0.07)	0.17	(0.34)	0.12

The effect of stock options/trusts has been excluded for the three and six months ended June 30, 2016, as the effect would have been antidilutive. The weighted average share amount excluded was 0.3 million for the three months ended June 30, 2016 and and 0.2 million for the six months ended June 30, 2016.

The effect of convertible notes has been excluded for the three months ended June 30, 2016, and the six months ended June 30, 2016 and 2015, as the effect would have been antidilutive. The weighted average share amount excluded for convertible notes totaled 5.6 million shares for the three months ended June 30, 2016, and the six months ended June 30, 2016 and 2015.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

18. SEGMENT INFORMATION

The table below presents information about certain operating results of segments for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues from external customers
Agricultural	$146,715	$175,150	$299,540	$368,878
Earthmoving/construction	141,029	153,277	272,733	311,803
Consumer	42,470	47,640	79,735	97,445
	$330,214	$376,067	$652,008	$778,126
Gross profit
Agricultural	$24,051	$28,809	$43,328	$51,617
Earthmoving/construction	15,589	15,766	25,367	28,723
Consumer	5,435	6,478	8,268	13,507
	$45,075	$51,053	$76,963	$93,847
Income (loss) from operations
Agricultural	$15,706	$19,847	$27,063	$33,014
Earthmoving/construction	4,487	3,988	3,820	4,706
Consumer	1,631	2,519	886	5,966
Corporate	(17,874)	(18,823)	(35,766)	(35,346)
Income (loss) from operations	3,950	7,531	(3,997)	8,340

Interest expense	(7,982)	(8,642)	(16,494)	(17,398)
Foreign exchange gain	2,182	3,647	7,005	9,613
Other income, net	3,049	3,259	6,954	5,576
Income (loss) before income taxes	$1,199	$5,795	$(6,532)	$6,131

Assets by segment were as follows (amounts in thousands):

	June 30, 2016	December 31, 2015
Total assets
Agricultural	$427,236	$426,498
Earthmoving/construction	471,147	432,616
Consumer	136,180	137,227
Unallocated corporate	273,909	273,889
	$1,308,472	$1,270,230

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

19. FAIR VALUE MEASUREMENTS

Accounting standards for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (amounts in thousands):

	June 30, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Contractual obligation investments	$8,969	$8,969	$—	$—	$9,480	$9,480	$—	$—
Derivative financial instruments asset	709	—	709	—	66	—	66	—
Preferred stock	250	—	—	250	250	—	—	250
Derivative financial instruments liability	—	—	—	—	(8)	—	(8)	—
Total	$9,928	$8,969	$709	$250	$9,788	$9,480	$58	$250

The following table presents the changes during the periods presented in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2015	$250
Total realized and unrealized gains and losses	—
Balance as of June 30, 2016	$250

20. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the chief executive officer of the Company.  The related party is Mr. Fred Taylor, Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blackstone OTR, LLC; FBT Enterprises; and OTR Wheel Engineering.  Sales of Titan products to these companies were approximately $0.2 million and $0.5 million for the for the three and six months ended June 30, 2016, respectively, as compared to $0.8 million and $1.5 million for the three and six months ended June 30, 2015, respectively. Titan had trade receivables due from these companies of approximately $0.0 million at June 30, 2016, and approximately $0.4 million at December 31, 2015.  Sales commissions paid to above companies were approximately $0.4 million and $1.0 million for each of the three and six months ended June 30, 2016, respectively, as compared to $0.5 million and $1.1 million for the three and six months ended June 30, 2015, respectively.

Mr. Fred Taylor is also associated with Green Carbon, Inc. Titan owns 60% and Green Carbon, Inc. owns 10% in Titan Tire Reclamation Corporation, which is located in Alberta Canada. Titan had purchases from Green Carbon, Inc. of $2.1 million for the three and six months ended June 30, 2015. Titan has made no purchases is 2016.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The Company has a 34.2% equity stake in Wheels India Limited, a company incorporated in India and listed on the National Stock Exchange in India. The Company has a 19.5% equity stake in Titan-Yuxiang Wheel (Liuzhou) Co., Ltd, a company incorporated in China. The Company has a 49% equity stake in Central Iowa Training and Enrichment Center, LLC, a commercial building located in Boone, IA.

21. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at April 1, 2016	$(148,429)	$(26,434)	$(174,863)
Currency translation adjustments	3,091	—	3,091
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior
service cost, net of tax of $(133)		448	448
Balance at June 30, 2016	$(145,338)	$(25,986)	$(171,324)

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2016	$(161,030)	$(26,721)	$(187,751)

Currency translation adjustments	19,183	—	19,183
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior
service cost, net of tax of $(304)	—	735	735
Reclassification as a result of ownership change	(3,491)		(3,491)
Balance at June 30, 2016	$(145,338)	$(25,986)	$(171,324)

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended June 30, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$126,140	$204,074	$—	$330,214
Cost of sales	77	104,378	180,684	—	285,139
Gross profit (loss)	(77)	21,762	23,390	—	45,075
Selling, general and administrative expenses	2,969	15,787	17,546	—	36,302
Research and development expenses	—	677	2,037	—	2,714
Royalty expense	125	1,080	904	—	2,109
Income (loss) from operations	(3,171)	4,218	2,903	—	3,950
Interest expense	(7,811)	—	(171)	—	(7,982)
Intercompany interest income (expense)	363	—	(363)	—	—
Foreign exchange gain	—	204	1,978	—	2,182
Other income	245	74	2,730	—	3,049
Income (loss) before income taxes	(10,374)	4,496	7,077	—	1,199
Provision (benefit) for income taxes	(648)	1,674	2,622	—	3,648
Equity in earnings of subsidiaries	7,277	—	(200)	(7,077)	—
Net income (loss)	(2,449)	2,822	4,255	(7,077)	(2,449)
Net loss noncontrolling interests	—	—	(550)	—	(550)
Net income (loss) attributable to Titan	$(2,449)	$2,822	$4,805	$(7,077)	$(1,899)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended June 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$173,334	$202,733	$—	$376,067
Cost of sales	207	141,328	183,479	—	325,014
Gross profit (loss)	(207)	32,006	19,254	—	51,053
Selling, general and administrative expenses	2,617	16,757	18,474	—	37,848
Research and development expenses	—	805	1,974	—	2,779
Royalty expense	—	1,832	1,063	—	2,895
Income (loss) from operations	(2,824)	12,612	(2,257)	—	7,531
Interest expense	(8,094)	(1)	(547)	—	(8,642)
Intercompany interest income (expense)	248	—	(248)	—	—
Foreign exchange gain (loss)	(1,425)	(80)	5,152		3,647
Other income	1,032	83	2,144	—	3,259
Income (loss) before income taxes	(11,063)	12,614	4,244	—	5,795
Provision (benefit) for income taxes	(5,787)	4,796	2,506	—	1,515
Equity in earnings of subsidiaries	9,556	—	3,535	(13,091)	—
Net income (loss)	4,280	7,818	5,273	(13,091)	4,280
Net loss noncontrolling interests	—	—	(2,491)	—	(2,491)
Net income (loss) attributable to Titan	$4,280	$7,818	$7,764	$(13,091)	$6,771

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Six Months Ended June 30, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$270,174	$381,834	$—	$652,008
Cost of sales	572	229,524	344,949	—	575,045
Gross profit (loss)	(572)	40,650	36,885	—	76,963
Selling, general and administrative expenses	5,351	32,473	33,540	—	71,364
Research and development expenses	—	1,445	3,748	—	5,193
Royalty expense	417	2,276	1,710	—	4,403
Income (loss) from operations	(6,340)	4,456	(2,113)	—	(3,997)
Interest expense	(16,094)	—	(400)	—	(16,494)
Intercompany interest income (expense)	652	—	(652)	—	—
Foreign exchange gain	—	203	6,802	—	7,005
Other income	608	158	6,188	—	6,954
Income (loss) before income taxes	(21,174)	4,817	9,825	—	(6,532)
Provision (benefit) for income taxes	(270)	1,865	3,057	—	4,652
Equity in earnings of subsidiaries	9,720	—	(2,206)	(7,514)	—
Net income (loss)	(11,184)	2,952	4,562	(7,514)	(11,184)
Net loss noncontrolling interests	—	—	(133)	—	(133)
Net income (loss) attributable to Titan	$(11,184)	$2,952	$4,695	$(7,514)	$(11,051)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Six Months Ended June 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$367,307	$410,819	$—	$778,126
Cost of sales	438	309,279	374,562	—	684,279
Gross profit (loss)	(438)	58,028	36,257	—	93,847
Selling, general and administrative expenses	5,251	32,136	36,135	—	73,522
Research and development expenses	—	1,805	4,060	—	5,865
Royalty expense	—	3,756	2,364	—	6,120
Income (loss) from operations	(5,689)	20,331	(6,302)	—	8,340
Interest expense	(16,209)	(1)	(1,188)	—	(17,398)
Intercompany interest income (expense)	390	—	(390)	—	—
Foreign exchange gain (loss)	3,090	(421)	6,944		9,613
Other income	1,914	45	3,617	—	5,576
Income (loss) before income taxes	(16,504)	19,954	2,681	—	6,131
Provision (benefit) for income taxes	(3,398)	7,489	(1,180)	—	2,911
Equity in earnings of subsidiaries	16,326	—	3,372	(19,698)	—
Net income (loss)	3,220	12,465	7,233	(19,698)	3,220
Net loss noncontrolling interests	—	—	(3,783)	—	(3,783)
Net income (loss) attributable to Titan	$3,220	$12,465	$11,016	$(19,698)	$7,003

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Three Months Ended June 30, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(2,449)	$2,822	$4,255	$(7,077)	$(2,449)
Currency translation adjustment, net	4,346	—	4,346	(4,346)	4,346
Pension liability adjustments, net of tax	448	734	(447)	(287)	448
Comprehensive income (loss)	2,345	3,556	8,154	(11,710)	2,345
Net comprehensive income attributable to redeemable and noncontrolling interests	—	—	706	—	706
Comprehensive income (loss) attributable to Titan	$2,345	$3,556	$7,448	$(11,710)	$1,639

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Three Months Ended June 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$4,280	$7,818	$5,273	$(13,091)	$4,280
Currency translation adjustment, net	4,436	—	4,436	(4,436)	4,436
Pension liability adjustments, net of tax	1,488	427	1,061	(1,488)	1,488
Comprehensive income (loss)	10,204	8,245	10,770	(19,015)	10,204
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(1,904)	—	(1,904)
Comprehensive income (loss) attributable to Titan	$10,204	$8,245	$12,674	$(19,015)	$12,108

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Six Months Ended June 30, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(11,184)	$2,952	$4,562	$(7,514)	$(11,184)
Currency translation adjustment, net	21,931	—	(21,931)	21,931	21,931
Pension liability adjustments, net of tax	735	1,469	(734)	(735)	735
Comprehensive income (loss)	11,482	4,421	(18,103)	13,682	11,482
Net comprehensive income attributable to redeemable and noncontrolling interests	—	—	6,106	—	6,106
Comprehensive income (loss) attributable to Titan	$11,482	$4,421	$(24,209)	$13,682	$5,376

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Six Months Ended June 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$3,220	$12,465	$7,233	$(19,698)	$3,220
Currency translation adjustment, net	(40,950)	—	(40,950)	40,950	(40,950)
Pension liability adjustments, net of tax	1,497	854	643	(1,497)	1,497
Comprehensive income (loss)	(36,233)	13,319	(33,074)	19,755	(36,233)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(4,917)	—	(4,917)
Comprehensive income (loss) attributable to Titan	$(36,233)	$13,319	$(28,157)	$19,755	$(31,316)

(Amounts in thousands)	Consolidating Condensed Balance Sheets June 30, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$135,227	$4	$72,007	$—	$207,238
Accounts receivable, net	(6)	54,413	142,311	—	196,718
Inventories	—	69,592	204,152	—	273,744
Prepaid and other current assets	8,879	22,197	41,276	—	72,352
Total current assets	144,100	146,206	459,746	—	750,052
Property, plant and equipment, net	6,198	130,394	312,880	—	449,472
Investment in subsidiaries	750,948	—	95,657	(846,605)	—
Other assets	24,825	1,118	83,005	—	108,948
Total assets	$926,071	$277,718	$951,288	$(846,605)	$1,308,472
Liabilities and Stockholders’ Equity
Short-term debt	$59,994	$—	$29,044	$—	$89,038
Accounts payable	1,549	14,075	129,944	—	145,568
Other current liabilities	28,377	36,855	57,020	—	122,252
Total current liabilities	89,920	50,930	216,008	—	356,858
Long-term debt	395,377	—	19,193	—	414,570
Other long-term liabilities	28,977	18,711	55,344	—	103,032
Intercompany accounts	67,758	(293,862)	226,104	—	—
Redeemable noncontrolling interest	—	—	100,777	—	100,777
Titan stockholders' equity	344,039	501,939	336,120	(846,605)	335,493
Noncontrolling interests	—	—	(2,258)	—	(2,258)
Total liabilities and stockholders’ equity	$926,071	$277,718	$951,288	$(846,605)	$1,308,472

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$142,401	$4	$57,783	$—	$200,188
Accounts receivable, net	—	59,933	117,456	—	177,389
Inventories	—	81,993	187,798	—	269,791
Prepaid and other current assets	11,101	21,133	30,399	—	62,633
Total current assets	153,502	163,063	393,436	—	710,001
Property, plant and equipment, net	8,015	138,351	303,654	—	450,020
Investment in subsidiaries	724,676	—	98,660	(823,336)	—
Other assets	29,180	1,181	79,848	—	110,209
Total assets	$915,373	$302,595	$875,598	$(823,336)	$1,270,230
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$31,222	$—	$31,222
Accounts payable	2,215	12,386	108,553	—	123,154
Other current liabilities	30,466	41,818	43,437	—	115,721
Total current liabilities	32,681	54,204	183,212	—	270,097
Long-term debt	455,200	—	20,243	—	475,443
Other long-term liabilities	29,881	20,628	52,324	—	102,833
Intercompany accounts	52,552	(271,930)	219,378	—	—
Redeemable noncontrolling interest	—	—	77,174	—	77,174
Titan stockholders' equity	345,059	499,693	323,643	(823,336)	345,059
Noncontrolling interests	—	—	(376)	—	(376)
Total liabilities and stockholders’ equity	$915,373	$302,595	$875,598	$(823,336)	$1,270,230

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Six Months Ended June 30, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(7,085)	$4,255	$32,502	$29,672
Cash flows from investing activities:
Capital expenditures	451	(4,304)	(14,197)	(18,050)
Other, net	—	49	1,245	1,294
Net cash provided by (used for) investing activities	451	(4,255)	(12,952)	(16,756)
Cash flows from financing activities:
Proceeds from borrowings	—	—	1,559	1,559
Payment on debt	—	—	(10,248)	(10,248)
Dividends paid	(540)	—	—	(540)
Net cash used for financing activities	(540)	—	(8,689)	(9,229)
Effect of exchange rate change on cash	—	—	3,363	3,363
Net increase (decrease) in cash and cash equivalents	(7,174)	—	14,224	7,050
Cash and cash equivalents, beginning of period	142,401	4	57,783	200,188
Cash and cash equivalents, end of period	$135,227	$4	$72,007	$207,238

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Six Months Ended June 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(478)	$2,769	$5,551	$7,842
Cash flows from investing activities:
Capital expenditures	(412)	(2,799)	(19,294)	(22,505)
Other, net	—	30	2,678	2,708
Net cash used for investing activities	(412)	(2,769)	(16,616)	(19,797)
Cash flows from financing activities:
Proceeds from borrowings	—	—	13,239	13,239
Payment on debt	—	—	(8,517)	(8,517)
Proceeds from exercise of stock options	144	—	—	144
Excess tax benefit from stock-based compensation	(538)	—	—	(538)
Dividends paid	(538)	—	—	(538)
Net cash provided by (used for) financing activities	(932)	—	4,722	3,790
Effect of exchange rate change on cash	—	—	(5,802)	(5,802)
Net decrease in cash and cash equivalents	(1,822)	—	(12,145)	(13,967)
Cash and cash equivalents, beginning of period	129,985	4	71,462	201,451
Cash and cash equivalents, end of period	$128,163	$4	$59,317	$187,484

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

The table provides highlights for the three and six months ended June 30, 2016, compared to 2015 (amounts in thousands, except earnings per share):

	Three months ended			Six months ended
	June 30,			June 30,
	2016	2015	% Increase (Decrease)	2016	2015	% Increase (Decrease)
Net sales	$330,214	$376,067	(12)%	$652,008	$778,126	(16)%
Gross profit	45,075	51,053	(12)%	76,963	93,847	(18)%
Income (loss) from operations	3,950	7,531	(48)%	(3,997)	8,340	N/A
Net income (loss)	(2,449)	4,280	N/A	(11,184)	3,220	N/A
Basic earnings per share	(0.07)	0.17	N/A	(0.34)	0.12	N/A

Quarter: The Company recorded sales of $330.2 million for the second quarter of 2016, which were 12% lower than the second quarter 2015 sales of $376.1 million. Sales volume was flat as the agricultural segment remains in a cyclical downturn; however, we experienced slightly higher volumes from both the earthmoving/construction segment and the consumer segments. Unfavorable currency translation affected sales by 4%, and a reduction in price mix of 8% further eroded sales.

The Company's gross profit was $45.1 million, or 13.7% of net sales, for the second quarter of 2016, compared to $51.1 million, or 13.6% of net sales, in 2015. Income from operations was $4.0 million for the second quarter of 2016, compared to income of $7.5 million in 2015. Net loss was $2.4 million for the second quarter of 2016, compared to income of $4.3 million in 2015. Basic earnings per share was $(.07) in the second quarter of 2016, compared to $.17 in 2015.

Year-to-date: The Company recorded sales of $652.0 million for the six months ended June 30, 2016, which were 16% lower than 2015 sales of $778.1 million. Sales volume was down 5% as both the agricultural and earthmoving/construction segments continue to see lower volume sales compared to prior year. The consumer segment was affected by the decrease in high-speed brake sales related to lower Chinese infrastructure investment and by lower sales related to economic stress in Brazil. Unfavorable currency translation affected sales by 5%, and a reduction in price mix of 6% further eroded sales.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company's gross profit was $77.0 million, or 11.8% of net sales, for the six months ended June 30, 2016, compared to $93.8 million, or 12.1% of net sales, in 2015. Loss from operations was $4.0 million for the six months ended June 30, 2016, compared to income of $8.3 million in 2015. Net loss was $11.2 million for the six months ended June 30, 2016, compared to income of $3.2 million in 2015. Basic earnings per share was $(.34) in the six months ended June 30, 2016, compared to $.12 in 2015.

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

Inventories
Inventories are valued at lower of cost or market. Market value is estimated based on current selling prices. The majority of steel material inventory in North America is accounted for under the LIFO method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. At June 30, 2016, approximately 7% of the Company's inventories were valued under the last-in, first-out (LIFO) method. Estimated provisions are established for slow-moving and obsolete inventory.

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

As a result of the continued downturns in the Company's markets and overall operating loss, the Company determined in the fourth quarter of 2015 that events and circumstances indicated that the carrying value of fixed assets may not be recoverable. As a result of continued downturns in the Company's markets and operating loss, the Company determined in the second quarter of 2016 that events and circumstances indicated that the carrying value of fixed assets at the Bryan, Ohio, location may not be recoverable. Certain long-lived assets were reviewed for recoverability in both periods. No impairment was identified in either period. The Company's impairment testing includes uncertainty because it requires management to make assumptions and to apply judgment to estimated future cash flows and asset fair values. If actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, Titan may be exposed to impairment charges in the future, which could be material to the Company's results of operations.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries. During the first quarter of 2016, the Company contributed cash funds of $1.9 million to its pension plans. Titan expects to contribute approximately $2.3 million to these pension plans during the remainder of 2016. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 26 to the Company's financial statements on Form 10-K for the fiscal year ended December 31, 2015.

Product Warranties
The Company provides limited warranties on workmanship of its products in all market segments. The majority of the Company's products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. Actual warranty expense may differ from historical experience. The Company's warranty accrual was $20.3 million at June 30, 2016, and $23.1 million at December 31, 2015. The Company's warranty accrual amount decreased as the result of lower sales and a decrease in warranty experience resulting from efforts to increase quality.

RESULTS OF OPERATIONS

Highlights for the three and six months ended June 30, 2016, compared to 2015 (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$330,214	$376,067	$652,008	$778,126
Cost of sales	285,139	325,014	575,045	684,279
Gross profit	$45,075	$51,053	$76,963	$93,847
Gross profit percentage	13.7%	13.6%	11.8%	12.1%

Net Sales
Quarter: Net sales for the quarter ended June 30, 2016, were $330.2 million, compared to $376.1 million in 2015, a decrease of 12%. Sales declined across all reported segments. Sales volume was flat as the agricultural segment remains in a cyclical downturn; however, we experienced slightly higher volumes from both the earthmoving/construction segment and the consumer segments. Unfavorable currency translation affected sales by 4% and a reduction in price mix of 8% further eroded sales.

Year-to-date: Net sales for the six months ended June 30, 2016, were $652.0 million, compared to $778.1 million in 2015, a decrease of 16%. Sales volume was down 5% as both the agricultural and earthmoving/construction segments continue to see lower volume sales compared to prior year. The consumer segment was affected by the decrease in high-speed brake sales related to lower Chinese infrastructure investment and by lower sales related to economic stress in Brazil. Unfavorable currency translation affected sales by 5%, and a reduction in price mix of 6% further eroded sales.

Cost of Sales and Gross Profit
Quarter: Cost of sales was $285.1 million for the quarter ended June 30, 2016, compared to $325.0 million in 2015. Gross profit for the second quarter of 2016 was $45.1 million, or 13.7% of net sales, compared to $51.1 million, or 13.6% of net sales for the second quarter of 2015. Despite lower sales, gross profit margins remain comparative as there is a continued focus on improving productivity efficiency, rationalizing expenditures, finding lower cost material, improving quality, and optimizing prices.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Year-to-date: Cost of sales was $575.0 million for the six months ended June 30, 2016, compared to $684.3 million in 2015. Gross profit for the six months ended June 30, 2016 was $77.0 million, or 11.8% of net sales, compared to $93.8 million, or 12.1% of net sales for the second quarter of 2015. Gross profit margins continue to remain around 12% as there is a continued focus on improving productivity efficiency, rationalizing expenditures, finding lower cost material, improving quality, and optimizing prices.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the second quarter of 2016 were $36.3 million, or 11.0% of net sales, compared to $37.8 million, or 10.1% of net sales, for 2015.

Selling, general and administrative (SG&A) expenses for the six months ended June 30, 2016 were $71.4 million, or 10.9% of net sales, compared to $73.5 million, or 9.4% of net sales, for 2015.

Research and Development Expenses
Research and development (R&D) expenses for the second quarter of 2016 were $2.7 million, or 0.8% of net sales, compared to $2.8 million, or 0.7% of net sales, for 2015.

Research and development (R&D) expenses for the six months ended June 30, 2016 were $5.2 million, or 0.8% of net sales, compared to $5.9 million, or 0.8% of net sales, for 2015.

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

Royalty expenses were $2.1 million and $2.9 million for the quarters ended June 30, 2016 and 2015, respectively.

Royalty expenses were $4.4 million and $6.1 million for the six months ended June 30, 2016 and 2015, respectively.

Income/Loss from Operations
Income from operations for the second quarter of 2016, was $4.0 million compared to $7.5 million in 2015.  This decrease was the net result of the items previously discussed.

Loss from operations for the six months ended June 30, 2016, was $4.0 million compared to income of $8.3 million in 2015.  This decrease was the net result of the items previously discussed.

Interest Expense
Interest expense was $8.0 million and $8.6 million for the quarters ended June 30, 2016 and 2015, respectively.

Interest expense was $16.5 million and $17.4 million for the six months ended June 30, 2016 and 2015, respectively.

Foreign Exchange Gain
Foreign exchange gain was $2.2 million and $3.6 million for the quarters ended June 30, 2016 and 2015, respectively.

Foreign exchange gain was $7.0 million and $9.6 million for the six months ended June 30, 2016 and 2015, respectively.

Foreign currency gain in the three and six months ended June 30, 2016, and 2015 primarily reflects the translation of intercompany loans at certain foreign subsidiaries denominated in currencies other than their functional currencies. Since such loans are expected to be settled in cash at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Other Income
Other income was $3.0 million for the quarter ended June 30, 2016, as compared to $3.3 million in 2015.  For the quarter ended June 30, 2016, the Company recorded Wheels India Limited equity income of $1.2 million, interest income of $0.8 million, and rental income of $0.6 million. For the quarter ended June 30, 2015, the Company recorded interest income of $1.0 million, Wheels India Limited equity income of $0.9 million, and discount amortization on prepaid royalty of $0.5 million.

Other income was $7.0 million for the six months ended June 30, 2016, as compared to $5.6 million in 2015.  For the six months ended June 30, 2016, the Company recorded a gain on the sale of assets of $2.3 million, Wheels India Limited equity income of $1.6 million, interest income of $1.3 million, and discount amortization on prepaid royalty of $0.8 million. For the six months ended June 30, 2015, the Company recorded interest income of $1.6 million, discount amortization on prepaid royalty of $1.1 million, and Wheels India Limited equity income of $0.9 million.

Provision for Income Taxes
The Company recorded income tax expense of $3.6 million and $1.5 million for the quarters ended June 30, 2016 and 2015, respectively.  For the six months ended June 30, 2016 and 2015, the Company recorded income tax expense of $4.7 million and $2.9 million. The Company's effective income tax rate was 304% and 26% for the quarters ended June 30, 2016 and 2015, and (71)% and 47% for the six months ended June 30, 2016 and 2015, respectively.

The Company’s 2016 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses. In addition, tax expense was recorded on certain profitable foreign jurisdictions that included non-deductible expenses for tax purposes.

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

The Company is involved in various tax matters, some of which the outcome is uncertain. These audits may result in the assessment of additional taxes that are subsequently resolved with authorities or potentially through the courts. The IRS issued a draft audit report on July 15, 2016 for the tax years 2010 through 2014 and a draft notice of proposed adjustment. Although the Company believes that it will ultimately be successful in defending these matters, a settlement of 10% of the proposed adjustment would result in $0.9 million of additional tax liability.

Net Income (Loss)
Net loss for the second quarter of June 30, 2016, was $2.4 million, compared to income of $4.3 million in 2015. For the quarters ended June 30, 2016 and 2015, basic and diluted earnings per share were $(.07) and $.17, respectively. The Company's greater net loss and lower earnings per share were due to the items previously discussed.

Net loss for the six months ended June 30, 2016, was $11.2 million, compared to income of $3.2 million in 2015. For the six months ended June 30, 2016 and 2015, basic and diluted earnings per share were $(.34) and $.12, respectively. The Company's greater net loss and lower earnings per share were due to the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$146,715	$175,150	$299,540	$368,878
Gross profit	24,051	28,809	43,328	51,617
Income from operations	15,706	19,847	27,063	33,014

Quarter: Net sales in the agricultural market were $146.7 million for the quarter ended June 30, 2016, as compared to $175.2 million in 2015, a decrease of 16%. Agriculture sales experienced reductions in volume of 3% and price/mix of 8% as a consequence of decreased demand for new agricultural equipment. Unfavorable currency translation decreased sales by 5%

Gross profit in the agricultural market was $24.1 million for the quarter ended June 30, 2016, as compared to $28.8 million in 2015.  Income from operations in the agricultural market was $15.7 million for the quarter ended June 30, 2016, as compared to $19.8 million in 2015.

Year-to-date: Net sales in the agricultural market were $299.5 million for the six months ended June 30, 2016, as compared to $368.9 million in 2015, a decrease of 19%. Agriculture sales experienced reductions in volume of 7% and price/mix of 6% as a consequence of decreased demand for new agricultural equipment. Unfavorable currency translation decreased sales by 6%.

Gross profit in the agricultural market was $43.3 million for the six months ended June 30, 2016, as compared to $51.6 million in 2015.  Income from operations in the agricultural market was $27.1 million for the six months ended June 30, 2016, as compared to $33.0 million in 2015.

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

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$141,029	$153,277	$272,733	$311,803
Gross profit	15,589	15,766	25,367	28,723
Income from operations	4,487	3,988	3,820	4,706

Quarter: The Company's earthmoving/construction market net sales were $141.0 million for the quarter ended June 30, 2016, as compared to $153.3 million in 2015, a decrease of 8%. Earthmoving/Construction sales experienced an increase in volume of 1%, offset by a reduction in price/mix of 7% and unfavorable currency translation of 2%.

Gross profit in the earthmoving/construction market was $15.6 million for the quarter ended June 30, 2016, as compared to $15.8 million in 2015. The Company's earthmoving/construction market income from operations was $4.5 million for the quarter ended June 30, 2016, as compared to $4.0 million in 2015.

Year-to-date: The Company's earthmoving/construction market net sales were $272.7 million for the six months ended June 30, 2016, as compared to $311.8 million in 2015, a decrease of 13%. Earthmoving/Construction sales experienced reductions in volume of 3% and price/mix of 7%. Unfavorable currency translation decreased sales by 3%.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Gross profit in the earthmoving/construction market was $25.4 million for the six months ended June 30, 2016, as compared to $28.7 million in 2015. The Company's earthmoving/construction market income from operations was $3.8 million for the six months ended June 30, 2016, as compared of $4.7 million in 2015.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$42,470	$47,640	$79,735	$97,445
Gross profit	5,435	6,478	8,268	13,507
Income from operations	1,631	2,519	886	5,966

Quarter: Consumer market net sales were $42.5 million for the quarter ended June 30, 2016, as compared to $47.6 million in 2015. Sales in the consumer market segment were down 11%. Lower sales were the result of economic stress in Brazil as well as lower sales of high-speed brakes to China.

Gross profit from the consumer market was $5.4 million for the quarter ended June 30, 2016, as compared to $6.5 million in 2015. Consumer market income from operations was $1.6 million for the quarter ended June 30, 2016, as compared to $2.5 million in 2015.

Year-to-date: Consumer market net sales were $79.7 million for the six months ended June 30, 2016, as compared to $97.4 million in 2015. Sales in the consumer market decreased 18%, primarily driven from unfavorable currency translation as the result of economic stress in Brazil.

Gross profit from the consumer market was $8.3 million for the six months ended June 30, 2016, as compared to $13.5 million in 2015. Consumer market income from operations was $0.9 million for the six months ended June 30, 2016, as compared to $6.0 million in 2015.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Segment Summary (amounts in thousands)

Three months ended June 30, 2016	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$146,715	$141,029	$42,470	$—	$330,214
Gross profit (loss)	24,051	15,589	5,435	—	45,075
Income (loss) from operations	15,706	4,487	1,631	(17,874)	3,950
Three months ended June 30, 2015
Net sales	$175,150	$153,277	$47,640	$—	$376,067
Gross profit (loss)	28,809	15,766	6,478	—	51,053
Income (loss) from operations	19,847	3,988	2,519	(18,823)	7,531

Six months ended June 30, 2016	Agricultural	Earthmoving/ Construction	Consumer	Corporate Expenses	Consolidated Totals
Net sales	$299,540	$272,733	$79,735	$—	$652,008
Gross profit (loss)	43,328	25,367	8,268	—	76,963
Income (loss) from operations	27,063	3,820	886	(35,766)	(3,997)
Six months ended June 30, 2015
Net sales	$368,878	$311,803	$97,445	$—	$778,126
Gross profit (loss)	51,617	28,723	13,507	—	93,847
Income (loss) from operations	33,014	4,706	5,966	(35,346)	8,340

Corporate Expenses
Quarter: Income from operations on a segment basis does not include corporate expenses totaling $17.9 million for the quarter ended June 30, 2016, as compared to $18.8 million for 2015. Corporate expenses were composed of selling and marketing expenses of approximately $7 million for the quarters ended June 30, 2016 and 2015; and administrative expenses of approximately $10 million quarters ended June 30, 2016 and 2015.

Year-to-date: Income from operations on a segment basis does not include corporate expenses totaling $35.8 million for the six months ended June 30, 2016, as compared to $35.3 million for 2015. Corporate expenses were composed of selling and marketing expenses of approximately $14 million and $15 million for the six months ended June 30, 2016 and 2015, respectively; and administrative expenses of approximately $21 million and $19 million for the six months ended June 30, 2016 and 2015, respectively. Increases were driven by investments in advertising to support the LSW program as well as legal expenses for anti-dumping litigation.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company's recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined by the Company with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. Titan expects to contribute approximately $2.3 million to these pension plans during the remainder of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of June 30, 2016, the Company had $207.2 million of cash.

(Amounts in thousands)	June 30,	December 31,
	2016	2015	Change
Cash	$207,238	$200,188	$7,050

The cash balance increased by $7.1 million from December 31, 2015, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Six months ended June 30,
	2016	2015	Change
Net income (loss)	$(11,184)	$3,220	$(14,404)
Depreciation and amortization	30,615	36,604	(5,989)
Deferred income tax provision	600	(5,602)	6,202
Foreign currency translation loss	6,740	9,366	(2,626)
Accounts receivable	(9,789)	(37,149)	27,360
Inventories	5,258	8,721	(3,463)
Prepaid and other current assets	(7,583)	2,868	(10,451)
Accounts payable	15,007	4,423	10,584
Other current liabilities	3,523	(1,988)	5,511
Other liabilities	(3,411)	(14,114)	10,703
Other operating activities	(104)	1,493	(1,597)
Cash provided by (used for) operating activities	$29,672	$7,842	$21,830

In the first six months of 2016, operating activities provided $29.7 million of cash, including increases in accounts payable of $15.0 million and inventories of $5.3 million, offset by a decrease in accounts receivable of $9.8 million. Included in net loss of $11.2 million were noncash charges for depreciation and amortization of $30.6 million.

Operating cash flows increased $21.8 million when comparing the first six months of 2016 to the first six months of 2015. The net loss in the first six months of 2016 was a $14.4 million decrease from the gain in the first six months of 2015. When comparing the first six months of 2016 to the first six months of 2015, cash flows from accounts receivable increased $27.4 million.

The Company's inventory balance was lower at June 30, 2016, as compared to December 31, 2015. Days sales in inventory increased to 86 days at June 30, 2016, from 77 days at December 31, 2015. The Company's accounts receivable balance was higher at June 30, 2016, as compared to December 31, 2015. Days sales outstanding increased to 54 days at June 30, 2016, from 52 days at December 31, 2015.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Six months ended June 30,
	2016	2015	Change
Capital expenditures	$(18,050)	$(22,505)	$4,455
Other investing activities	1,294	2,708	(1,414)
Cash used for investing activities	$(16,756)	$(19,797)	$3,041

Net cash used for investing activities was $16.8 million in the first six months of 2016, as compared to $19.8 million in the first six months of 2015. The Company invested a total of $18.1 million in capital expenditures in the first six months of 2016, compared to $22.5 million in 2015. The 2016 and 2015 expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan's existing business and maintaining existing equipment.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Six months ended June 30,
	2016	2015	Change
Proceeds from borrowings	$1,559	$13,239	$(11,680)
Proceeds from exercise of stock options	—	144	(144)
Payment on debt	(10,248)	(8,517)	(1,731)
Excess tax benefit from stock-based compensation	—	(538)	538
Dividends paid	(540)	(538)	(2)
Cash provided by (used for) financing activities	$(9,229)	$3,790	$(13,019)

In the first six months of 2016, $9.2 million of cash was used for financing activities. This cash was primarily used on payment of debt of $10.2 million.
In the first six months of 2015, $3.8 million of cash was provided by financing activities. This cash was primarily provided by proceeds from borrowings of $13.2 million offset by payment on debt of $8.5 million.

Financing cash flows decreased by $13.0 million when comparing the first six months of 2016 to 2015. This decrease was primarily attributable to decrease in borrowings.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity Outlook
At June 30, 2016, the Company had $207.2 million of cash and cash equivalents and no outstanding borrowings on the Company's $150 million credit facility. Titan's availability under this domestic facility may be less than $150 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. At June 30, 2016, the amount available was $47.4 million as a result of the Company's decrease in sales which impacted both accounts receivable and inventory balances. The cash and cash equivalents balance of $207.2 million includes $71.8 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. However, if foreign funds were needed for U.S. operations, the Company would be required to accrue and pay taxes to repatriate the funds. The Company does have U.S. net operating losses that may be available to offset a portion of the potential cash tax outlay from the repatriation of these foreign funds.

Capital expenditures for the remainder of 2016 are estimated to be approximately $12-15 million.  Cash payments for interest are currently forecasted to be approximately $16 million for the remainder of 2016 based on June 30, 2016 debt balances. The forecasted interest payments are comprised primarily of the semi-annual payment of $13.8 million (due October 1) for the 6.875% senior secured notes.

The Company's convertible notes, of which $60.2 million are outstanding, are due January 2017 and have been reclassified to short-term debt.

The Company's redeemable noncontrolling interest includes a settlement put option which is exercisable July through December of 2018. If exercised in July 2018, the redeemable noncontrolling interest may be purchased, with cash or Titan common stock, at an amount set by the agreement and currently estimated to be $117.5 million.

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

In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing." This ASU clarifies the following aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients." This ASU affects only narrow aspects of Topic 606 related to: assessing the collectability criterion; presentation of sales tax; noncash consideration; and contract modifications and completed contracts at transition. The amendments in these updates affect the guidance in ASU 2014-09, and the effective dates are the same as those for ASU No. 2014-09.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This update amends existing guidance to require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update were effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. As a result of adopting this update, $5.0 million of debt issuance cost was reclassified from other long-term assets to long-term debt as of December 31, 2015.

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

MARKET CONDITIONS AND OUTLOOK
In the first half of 2016, Titan experienced lower sales when compared to the first half of 2015.  The lower sales levels were primarily the result of decreased demand for new equipment used in the agricultural market, which remains in a cyclical downturn, and unfavorable currency translation. In addition, competitive pressures and lower raw material prices, passed to customers in some instances, negatively impacted sales.

Energy, raw material and petroleum-based product costs have been volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were lower in the first half of 2016 when compared to the first half of 2015 due to decreased demand for new equipment used in the agricultural market.  Farm net income is generally expected to decline moderately through 2016 based upon lower forecasted cash receipts offset somewhat by lower production costs (fuel, oil, chemical, feed, etc.). Lower income levels are putting pressure on the demand for large farm equipment. More specifically, large equipment sales are expected to continue to decline through 2016. The mix shift to lower horsepower tractors has a negative impact on revenue and margin performance. Most major OEMs are forecasting 2016 equipment sales to be below 2015 within most regions. North American used equipment levels remain relatively high with some decreases recently from peak levels. Excess used equipment inventory and also used equipment values can negatively impact the new equipment market. Many variables, including weather, grain prices, export markets, currency and government policies and subsidies can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving/construction market sales were lower in the first half of 2016 when compared to the first half of 2015 due to unfavorable currency translation and weak market conditions. Demand for larger products used in the mining industry is expected to remain depressed throughout 2016, with demand for our products in this market expected to remain similar to 2015. Demand for small and medium sized earthmoving/construction equipment used in the housing and commercial construction sectors is expected to be flat or down slightly. The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and other macroeconomic drivers.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

CONSUMER MARKET OUTLOOK
Consumer market sales were lower in the first half of 2016 when compared to the first half of 2015.  Sales in the consumer market decreased primarily as the result of unfavorable currency translation and price/mix from competitive pressures. The consumer market is expected to remain highly competitive throughout 2016. Economic stress in Brazil has affected and may continue to affect the Company's consumer sales. The consumer segment is affected by many variables including consumer spending, interest rates, government policies and other macroeconomic drivers.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See the Company's 2015 Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the period covered by this Form 10-Q and concluded that, because of a material weakness in Titan's internal control over financial reporting of the Company’s entity level controls described below, disclosure controls and procedures were not effective as of the period covered by this Form 10-Q. Notwithstanding the material weakness described below, the Company's management, including the Chief Executive Officer and Interim Chief Financial Officer, has concluded that the consolidated condensed financial statements included in the Quarterly Report and in this Form 10-Q are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

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

TITAN INTERNATIONAL, INC.

Remediation Plan
Management has been actively engaged in developing and implementing remediation plans to address the above control deficiencies. The remediation efforts are in process and include the following:

•	People - enhance Titan's current accounting and reporting infrastructure by augmenting the team with professionals who possess the commensurate accounting skill sets.

•
Processes - strengthen Titan's current control environment and overall business processes to ensure risk mitigation and materially accurate financial statement reporting, including increased levels of management review and updated financial policies.

•	Systems - augment Titan's current system infrastructure to ensure accurate, timely data is reported.

Management has developed a detailed plan and timetable for implementing the foregoing remediation efforts and will monitor the implementation closely. As a part of the detailed plan, the Company implemented the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission during the second quarter of 2016. Additionally, under the direction of the Interim Chief Financial Officer, management will continue reviewing and making the necessary changes to the overall design and operation of the Company's internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	August 3, 2016	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JAMES M. FROISLAND
James M. Froisland
Interim Chief Financial Officer
(Principal Financial Officer)