Form 10-Q
period 2016-09-30
TITAN INTERNATIONAL INC
filed 2016-11-03
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: September 30, 2016
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

Indicate the number of shares of Titan International, Inc. outstanding: 54,056,380 shares common stock, $0.0001 par value, as of October 19, 2016.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Net sales	$306,195	$308,836	$958,203	$1,086,962
Cost of sales	273,219	282,683	848,264	966,962
Gross profit	32,976	26,153	109,939	120,000
Selling, general and administrative expenses	36,348	35,512	107,712	109,034
Research and development expenses	2,597	2,982	7,790	8,847
Royalty expense	2,285	2,121	6,688	8,241
Loss from operations	(8,254)	(14,462)	(12,251)	(6,122)
Interest expense	(8,714)	(8,289)	(25,208)	(25,687)
Foreign exchange gain (loss)	398	(15,333)	7,403	(5,720)
Other income	3,578	755	10,532	6,331
Loss before income taxes	(12,992)	(37,329)	(19,524)	(31,198)
Provision (benefit) for income taxes	(2,074)	283	2,578	3,194
Net loss	(10,918)	(37,612)	(22,102)	(34,392)
Net loss attributable to noncontrolling interests	(966)	(6,136)	(1,099)	(9,919)
Net loss attributable to Titan	(9,952)	(31,476)	(21,003)	(24,473)
Redemption value adjustment	(1,367)	(11,051)	(8,475)	(11,401)
Net loss applicable to common shareholders	$(11,319)	$(42,527)	$(29,478)	$(35,874)

Earnings per common share:
Basic	$(0.21)	$(0.79)	$(0.55)	$(0.67)
Diluted	$(0.21)	$(0.79)	$(0.55)	$(0.67)
Average common shares and equivalents outstanding:
Basic	53,946	53,707	53,895	53,685
Diluted	53,946	53,707	53,895	53,685

Dividends declared per common share:	$0.005	$0.005	$0.015	$0.015

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	September 30,
	2016	2015
Net loss	$(10,918)	$(37,612)
Currency translation adjustment	(386)	(28,444)
Pension liability adjustments, net of tax of $(126) and $(291), respectively	465	472
Comprehensive loss	(10,839)	(65,584)
Net comprehensive loss attributable to redeemable and noncontrolling interests	(679)	(8,233)
Comprehensive loss attributable to Titan	$(10,160)	$(57,351)

	Nine months ended
	September 30,
	2016	2015
Net loss	$(22,102)	$(34,392)
Currency translation adjustment	21,545	(69,394)
Pension liability adjustments, net of tax of $(430) and $(645), respectively	1,200	1,969
Comprehensive income (loss)	643	(101,817)
Net comprehensive income (loss) attributable to redeemable and noncontrolling interests	5,427	(13,150)
Comprehensive loss attributable to Titan	$(4,784)	$(88,667)

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands, except share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$215,509	$200,188
Accounts receivable, net	184,352	177,389
Inventories	278,083	269,791
Prepaid and other current assets	76,972	62,633
Total current assets	754,916	710,001
Property, plant and equipment, net	447,082	450,020
Deferred income taxes	7,424	5,967
Other assets	98,634	104,242
Total assets	$1,308,056	$1,270,230

Liabilities
Current liabilities
Short-term debt	$91,030	$31,222
Accounts payable	152,387	123,154
Other current liabilities	130,238	115,721
Total current liabilities	373,655	270,097
Long-term debt	410,089	475,443
Deferred income taxes	16,627	14,509
Other long-term liabilities	84,409	88,324
Total liabilities	884,780	848,373

Redeemable noncontrolling interest	102,793	77,174

Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 55,253,092 issued, 54,046,512 outstanding)	—	—
Additional paid-in capital	480,377	497,008
Retained earnings	27,524	49,297
Treasury stock (at cost, 1,206,580 and 1,339,583 shares, respectively)	(11,226)	(12,420)
Treasury stock reserved for deferred compensation	(1,075)	(1,075)
Accumulated other comprehensive loss	(171,532)	(187,751)
Total Titan shareholders’ equity	324,068	345,059
Noncontrolling interests	(3,585)	(376)
Total equity	320,483	344,683
Total liabilities and equity	$1,308,056	$1,270,230

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2016	53,913,509	$497,008	$49,297	$(12,420)	$(1,075)	$(187,751)	$345,059	$(376)	$344,683
Net loss *			(21,003)				(21,003)	(2,874)	(23,877)
Currency translation adjustment, net *						18,510	18,510	(295)	18,215
Pension liability adjustments, net of tax						1,200	1,200		1,200
Dividends declared			(810)				(810)		(810)
Restricted stock awards	49,380	(444)		444			—		—
Acquisition of additional interest		(8,548)	40			(3,491)	(11,999)	(40)	(12,039)
Redemption value adjustment		(8,475)					(8,475)		(8,475)
Stock-based compensation		1,164					1,164		1,164
Issuance of treasury stock under 401(k) plan	83,623	(328)		750			422		422
Balance September 30, 2016	54,046,512	$480,377	$27,524	$(11,226)	$(1,075)	$(171,532)	$324,068	$(3,585)	$320,483

* Net loss excludes $1,775 of net gain attributable to redeemable noncontrolling interest. Currency translation adjustment excludes $3,330 of currency translation related to redeemable noncontrolling interest.

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2016	2015
Net loss	$(22,102)	$(34,392)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,889	52,981
Deferred income tax provision	172	(8,578)
Stock-based compensation	1,164	1,754
Excess tax benefit from stock-based compensation	—	758
Issuance of treasury stock under 401(k) plan	422	455
Foreign currency translation loss	9,822	18,742
(Increase) decrease in assets:
Accounts receivable	2,788	(8,531)
Inventories	1,801	13,486
Prepaid and other current assets	(12,314)	4,397
Other assets	25	1,340
Increase (decrease) in liabilities:
Accounts payable	21,344	4,646
Other current liabilities	11,315	(750)
Other liabilities	(5,342)	(15,772)
Net cash provided by operating activities	53,984	30,536
Cash flows from investing activities:
Capital expenditures	(30,846)	(35,213)
Other	1,687	4,317
Net cash used for investing activities	(29,159)	(30,896)
Cash flows from financing activities:
Proceeds from borrowings	2,390	14,566
Payment on debt	(14,042)	(11,382)
Proceeds from exercise of stock options	—	144
Excess tax benefit from stock-based compensation	—	(758)
Dividends paid	(810)	(807)
Net cash provided by (used for) financing activities	(12,462)	1,763
Effect of exchange rate changes on cash	2,958	(9,042)
Net increase (decrease) in cash and cash equivalents	15,321	(7,639)
Cash and cash equivalents, beginning of period	200,188	201,451
Cash and cash equivalents, end of period	$215,509	$193,812

Supplemental information:
Interest paid	$19,827	$19,521
Income taxes paid, net of refunds received	$4,316	$395

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.	ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments which are normal and recurring in nature and necessary for a fair statement of the Company's financial position as of September 30, 2016, and the results of operations and cash flows for the three and nine months ended September 30, 2016 and 2015.

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

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and other accruals at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.875% senior secured notes due 2020 (senior secured notes) and 5.625% convertible senior subordinated notes due 2017 (convertible notes) are carried at cost of $395.6 million and $60.1 million at September 30, 2016, respectively. The fair value of the senior secured notes at September 30, 2016, as obtained through an independent pricing source, was approximately $380.0 million.

Cash dividends
The Company declared cash dividends of $0.005 and $0.015 per share of common stock for each of the three and nine months ended September 30, 2016 and 2015. The third quarter 2016 cash dividend of $0.005 per share of common stock was paid October 14, 2016, to shareholders of record on September 30, 2016.

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

Recently issued accounting standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This update supersedes the revenue recognition requirements in "Topic 605, Revenue Recognition". The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosure about the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update were deferred by ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606) Deferral of Effective Date", and are now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company will adopt the guidance in the year beginning on January 1, 2018, and is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This update amends existing guidance to require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update were effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. As a result of adopting this update, $5 million of debt issuance cost was reclassified from other long-term assets to long-term debt as of December 31, 2015.

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

In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (amounts in thousands):

	September 30, 2016	December 31, 2015
Accounts receivable	$188,369	$181,916
Allowance for doubtful accounts	(4,017)	(4,527)
Accounts receivable, net	$184,352	$177,389

Accounts receivable are reduced by an allowance for doubtful accounts which is based on historical losses.

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	September 30, 2016	December 31, 2015
Raw material	$78,046	$85,490
Work-in-process	33,174	31,866
Finished goods	170,422	158,997
	281,642	276,353
Adjustment to LIFO	(3,559)	(6,562)
	$278,083	$269,791

Inventories are valued at lower of cost or market. The majority of inventories are valued under the first-in, first-out (FIFO) method or average cost method. At September 30, 2016, approximately 7% of the Company's inventories were valued under the last-in, first-out (LIFO) method compared to 8% at December 31, 2015.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following (amounts in thousands):

	September 30, 2016	December 31, 2015
Land and improvements	$46,103	$46,776
Buildings and improvements	238,236	241,666
Machinery and equipment	572,959	540,549
Tools, dies and molds	107,328	102,723
Construction-in-process	42,306	36,500
	1,006,932	968,214
Less accumulated depreciation	(559,850)	(518,194)
	$447,082	$450,020

Depreciation on fixed assets for the nine months ended September 30, 2016 and 2015, totaled $42.1 million and $49.3 million, respectively.

Included in the total building and improvements are capital leases of $3.8 million and $3.7 million at September 30, 2016, and December 31, 2015, respectively. Included in the total of machinery and equipment are capital leases of $33.6 million and $33.0 million at September 30, 2016, and December 31, 2015, respectively.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5. INTANGIBLE ASSETS

The components of intangible assets consisted of the following (amounts in thousands):

	Weighted Average Useful Lives (in Years)	September 30, 2016	December 31, 2015
Amortizable intangible assets:
Customer relationships	10.9	$14,019	$13,413
Patents, trademarks and other	8.5	14,531	13,237
Total at cost		28,550	26,650
Less accumulated amortization		(11,199)	(8,852)
		$17,351	$17,798

Amortization related to intangible assets for the nine months ended September 30, 2016 and 2015, totaled $2.1 million and $2.5 million, respectively. Intangible assets are included as a component of other assets in the Consolidated Condensed Balance Sheet.

The estimated aggregate amortization expense at September 30, 2016, is as follows (amounts in thousands):

October 1 - December 31, 2016	$974
2017	2,170
2018	2,170
2019	2,170
2020	2,170
Thereafter	7,697
$17,351

6. WARRANTY

Changes in the warranty liability consisted of the following (amounts in thousands):

	2016	2015
Warranty liability, January 1	$23,120	$28,144
Provision for warranty liabilities	4,950	7,230
Warranty payments made	(8,882)	(9,797)
Warranty liability, September 30	$19,188	$25,577

The Company provides limited warranties on workmanship of its products in all market segments.  The majority of the Company’s products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year.  The Company calculates a provision for warranty expense based on past warranty experience.  Warranty accruals are included as a component of other current liabilities on the Consolidated Condensed Balance Sheet.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

7. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2016
	Principal Balance	Unamortized Discount	Net Carrying Amount
6.875% senior secured notes due 2020	$400,000	$(4,390)	$395,610
5.625% convertible senior subordinated notes due 2017	60,161	(90)	60,071
Titan Europe credit facilities	36,604	—	36,604
Other debt	7,644	—	7,644
Capital leases	1,190	—	1,190
Total debt	505,599	(4,480)	501,119
Less amounts due within one year	91,120	(90)	91,030
Total long-term debt	$414,479	$(4,390)	$410,089

	December 31, 2015
	Principal Balance	Unamortized Discount	Net Carrying Amount
6.875% senior secured notes due 2020	$400,000	$(4,640)	$395,360
5.625% convertible senior subordinated notes due 2017	60,161	(321)	59,840
Titan Europe credit facilities	38,059	—	38,059
Other debt	11,531	—	11,531
Capital leases	1,875	—	1,875
Total debt	511,626	(4,961)	506,665
Less amounts due within one year	31,222	—	31,222
Total long-term debt	$480,404	$(4,961)	$475,443

Aggregate maturities of long-term debt at September 30, 2016, were as follows (amounts in thousands):

October 1 - December 31, 2016	$30,359
2017	66,278
2018	5,148
2019	1,632
2020	402,105
Thereafter	77
$505,599

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

Titan Europe credit facilities
The Titan Europe credit facilities contain borrowings from various institutions totaling $36.6 million at September 30, 2016. Maturity dates on this debt range from less than one year to nine years and interest rates range from 5% to 6.9%. The Titan Europe facilities are secured by the assets of its subsidiaries in Italy, Spain, Germany and Brazil.

Revolving credit facility
The Company’s $150 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a December 2017 termination date and is collateralized by the accounts receivable and inventory of certain Titan domestic subsidiaries.  Titan's availability under this domestic facility may be less than $150 million as a result of eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At September 30, 2016, an outstanding letter of credit totaled $11.6 million and the amount available under the facility totaled $43.4 million based upon eligible accounts receivable and inventory balances. During the first nine months of 2016 and at September 30, 2016, there were no borrowings under the credit facility.

Other debt
Titan Brazil has working capital loans for the Sao Paulo, Brazil manufacturing facility totaling $7.6 million at September 30, 2016. Maturity dates on this debt range from less than one year to two years and interest rates range from 5.5% to 8%.

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is recorded as an offset to currency exchange gain/loss. For the three months ended September 30, 2016, the Company recorded currency exchange gain of $0.1 million related to these derivatives. For the nine months ended September 30, 2016, the Company recorded currency exchange gain of $0.7 million related to these derivatives.

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
The following is a reconciliation of redeemable noncontrolling interest as of September 30, 2016 and 2015 (amounts in thousands):

	2016	2015
Balance at January 1	$77,174	$71,192
Reclassification as a result of ownership change	12,039	—
Income attributable to redeemable noncontrolling interest	1,775	(3,690)
Currency translation	3,330	(3,288)
Redemption value adjustment	8,475	11,401
Balance at September 30	$102,793	$75,615

This obligation approximates the cost if all remaining shares were purchased by the Company on September 30, 2016, and is presented in the Consolidated Condensed Balance Sheet in redeemable noncontrolling interest, which is treated as mezzanine equity.

10. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance and insurance by the Company.

At September 30, 2016, future minimum rental commitments under noncancellable operating leases with initial terms of at least one year were as follows (amounts in thousands):

October 1 - December 31, 2016	$1,656
2017	3,536
2018	2,042
2019	1,349
2020	954
Thereafter	955
Total future minimum lease payments	$10,492

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

At September 30, 2016, the Company had assets held as capital leases with a net book value of $7.5 million included in property, plant and equipment. Total future capital lease obligations relating to these leases are as follows (amounts in thousands):

October 1 - December 31, 2016	$722
2017	260
2018	159
2019	43
2020	6
Thereafter	—
Total future capital lease obligation payments	1,190
Less amount representing interest	(24)
Present value of future capital lease obligation payments	$1,166

11. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $2.9 million to the pension plans during the nine months ended September 30, 2016, and expects to contribute approximately $0.8 million to the pension plans during the remainder of 2016.

The components of net periodic pension cost consisted of the following (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$74	$83	$386	$326
Interest cost	1,230	1,167	3,700	3,601
Expected return on assets	(1,396)	(1,512)	(4,184)	(4,549)
Amortization of unrecognized prior service cost	35	34	103	103
Amortization of net unrecognized loss	762	729	2,289	2,187
Net periodic pension cost	$705	$501	$2,294	$1,668

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table summarizes the carrying amount of the entities’ assets and liabilities included in the Company’s Consolidated Condensed Balance Sheets at September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$12,805	$9,245
Inventory	9,300	7,993
Other current assets	12,093	13,763
Property, plant and equipment, net	29,813	25,181
Other noncurrent assets	5,113	5,179
Total assets	$69,124	$61,361

Current liabilities	$14,411	$12,850
Noncurrent liabilities	4,738	2,865
Total liabilities	$19,149	$15,715

All assets in the above table can only be used to settle obligations of the consolidated VIE to which the respective assets relate. Liabilities are nonrecourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

13. ROYALTY EXPENSE

The Company has trademark license agreements with Goodyear to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia and other Commonwealth of Independent States countries. The North American and Latin American farm tire royalties were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition. The Company also has a trademark license agreement with Goodyear to manufacture and sell certain non-farm tire products in Latin America. Royalty expenses recorded were $2.3 million and $2.1 million for the quarters ended September 30, 2016 and 2015, respectively. Royalty expenses were $6.7 million and $8.2 million for the nine months ended September 30, 2016 and 2015, respectively.

14. OTHER INCOME

Other income consisted of the following (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Wheels India Limited equity income	$800	$515	$2,449	$1,375
Gain on sale of assets	—	255	2,342	312
Interest income	929	452	2,182	2,016
Building rental income	557	253	1,528	751
Discount amortization on prepaid royalty	389	458	1,168	1,541
Investment gain (loss) related to contractual obligation investments	560	(973)	52	(639)
Other income (expense)	343	(205)	811	975
	$3,578	$755	$10,532	$6,331

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

15. INCOME TAXES

The Company recorded income tax benefit of $(2.1) million and expense of $0.3 million for the quarters ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded income tax expense of $2.6 million and $3.2 million. The Company's effective income tax rate was 16% and (1)% for the quarters ended September 30, 2016 and 2015, and (13%) and (10)% for the nine months ended September 30, 2016 and 2015, respectively.

The Company’s 2016 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses. In addition, the Company adjusted its net uncertain tax positions which resulted in a tax benefit of $2.5 million.

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

The Company continues to monitor the realization of its deferred tax assets and assess the need for a valuation allowance. The Company analyzes available positive and negative evidence to determine if a valuation allowance is needed based on the weight of the evidence. This objectively verifiable evidence includes profit and loss positions and the Company weighs this analysis to determine if a valuation allowance is needed. This process requires management to make estimates, assumptions and judgments that are uncertain in nature. The Company has established valuation allowances on U.S. and certain foreign jurisdictions and continues to monitor and assess potential valuation allowances in all its jurisdictions.

The Company is involved in various tax matters, some of which the outcome is uncertain. The IRS issued a final audit report in August 2016 for the tax years 2010 through 2014 and issued a notice of proposed adjustment for $6.5 million. The Company does not agree with certain proposed adjustments and responded by filing a formal protest letter with the IRS Office of Appeals. As a result of this process, the Company adjusted its uncertain tax positions to properly reflect the effectively settled positions and certain IRS proposed items which are being sent to Appeals. The Company believes that it has adequate tax reserves to address these tax matters acknowledging that the outcome and timing of these events are uncertain.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

16. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Net loss attributable to Titan	$(9,952)	$(31,476)	$(21,003)	$(24,473)
Redemption value adjustment	(1,367)	(11,051)	(8,475)	(11,401)
Net loss applicable to common shareholders	$(11,319)	$(42,527)	$(29,478)	$(35,874)
Determination of shares:
Weighted average shares outstanding (basic and diluted)	53,946	53,707	53,895	53,685
Earnings per share:
Basic and diluted	(0.21)	(0.79)	(0.55)	(0.67)

The effect of stock options/trusts has been excluded for the three and nine months ended September 30, 2016 and 2015, as the effect would have been antidilutive. The weighted average share amount excluded was 0.3 million for the three months ended September 30, 2016 and 0.2 million for the nine months ended September 30, 2016. For the three and nine months ended September 30, 2015 the weighted average share amount excluded was 0.2 million.

The effect of convertible notes has been excluded for the three months and nine months ended September 30, 2016 and 2015, as the effect would have been antidilutive. The weighted average share amount excluded for convertible notes totaled 5.6 million shares for the three months and nine months ended September 30, 2016 and 2015.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

18. SEGMENT INFORMATION

The table below presents information about certain operating results of segments for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues from external customers
Agricultural	$138,568	$140,318	$438,108	$509,197
Earthmoving/construction	128,917	125,754	401,649	437,557
Consumer	38,710	42,764	118,446	140,208
	$306,195	$308,836	$958,203	$1,086,962
Gross profit
Agricultural	$16,968	$13,905	$60,296	$65,522
Earthmoving/construction	11,276	8,004	36,644	36,726
Consumer	4,732	4,244	12,999	17,752
	$32,976	$26,153	$109,939	$120,000
Income (loss) from operations
Agricultural	$8,267	$5,421	$35,330	$38,435
Earthmoving/construction	530	(2,928)	4,350	1,778
Consumer	1,289	698	2,174	6,663
Corporate & Unallocated	(18,340)	(17,653)	(54,105)	(52,998)
Loss from operations	(8,254)	(14,462)	(12,251)	(6,122)

Interest expense	(8,714)	(8,289)	(25,208)	(25,687)
Foreign exchange gain (loss)	398	(15,333)	7,403	(5,720)
Other income, net	3,578	755	10,532	6,331
Loss before income taxes	$(12,992)	$(37,329)	$(19,524)	$(31,198)

Assets by segment were as follows (amounts in thousands):

	September 30, 2016	December 31, 2015
Total assets
Agricultural	$417,498	$426,498
Earthmoving/construction	464,930	432,616
Consumer	144,132	137,227
Corporate & Unallocated	281,496	273,889
	$1,308,056	$1,270,230

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

19. FAIR VALUE MEASUREMENTS

Accounting standards for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (amounts in thousands):

	September 30, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Contractual obligation investments	$9,530	$9,530	$—	$—	$9,480	$9,480	$—	$—
Derivative financial instruments asset	767	—	767	—	66	—	66	—
Preferred stock	250	—	—	250	250	—	—	250
Derivative financial instruments liability	—	—	—	—	(8)	—	(8)	—
Total	$10,547	$9,530	$767	$250	$9,788	$9,480	$58	$250

The following table presents the changes during the periods presented in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2015	$250
Total realized and unrealized gains and losses	—
Balance as of September 30, 2016	$250

20. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the chief executive officer of the Company.  The related party is Mr. Fred Taylor, Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blackstone OTR, LLC; FBT Enterprises; and OTR Wheel Engineering.  Sales of Titan products to these companies were approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2016, respectively, as compared to $0.7 million and $2.6 million for the three and nine months ended September 30, 2015, respectively. Titan had trade receivables due from these companies of approximately $0.1 million at September 30, 2016, and approximately $0.4 million at December 31, 2015.  Titan had purchases from these companies of approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, respectively, as compared to $0.0 million and $0.2 million for the three and nine months ended September 30, 2015, respectively. Sales commissions paid to the above companies were approximately $0.4 million and $1.4 million for the three and nine months ended September 30, 2016, respectively, as compared to $0.4 million and $1.5 million for the three and nine months ended September 30, 2015, respectively.

Mr. Fred Taylor is also associated with Green Carbon, Inc. Titan owns 60.0% and Green Carbon, Inc. owns 10.0% in Titan Tire Reclamation Corporation, which is located in Alberta Canada. Titan had purchases from Green Carbon, Inc. of $2.5 million for the three and nine months ended September 30, 2015. Titan has made no purchases in 2016.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

In July 2013, the Company entered into a Shareholders’ Agreement between One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF) to acquire Voltyre-Prom, a leading producer of agricultural and industrial tires located in Volgograd, Russia.  Mr. Richard M. Cashin, a director of the Company, is President of OEP, which owns 21.4% of the joint venture.  The Shareholder’s agreement contains a settlement put option which may require the Company to purchase shares from OEP and RDIF at a value set by the agreement.  See Note 9 for additional information.

The Company has a 34.2% equity stake in Wheels India Limited, a company incorporated in India and listed on the National Stock Exchange in India. The Company has a 19.5% equity stake in Titan-Yuxiang Wheel (Liuzhou) Co., Ltd, a company incorporated in China. The Company has a 49.0% equity stake in Central Iowa Training and Enrichment Center, LLC, a commercial building located in Boone, IA.

21. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at July 1, 2016	$(145,338)	$(25,986)	$(171,324)
Currency translation adjustments	(673)	—	(673)
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior
service cost, net of tax of $(126)	—	465	465
Balance at September 30, 2016	$(146,011)	$(25,521)	$(171,532)

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2016	$(161,030)	$(26,721)	$(187,751)
Currency translation adjustments	18,510	—	18,510
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior
service cost, net of tax of $(430)	—	1,200	1,200
Reclassification as a result of ownership change	(3,491)	—	(3,491)
Balance at September 30, 2016	$(146,011)	$(25,521)	$(171,532)

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended September 30, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$114,743	$191,452	$—	$306,195
Cost of sales	87	101,517	171,615	—	273,219
Gross profit (loss)	(87)	13,226	19,837	—	32,976
Selling, general and administrative expenses	2,556	15,407	18,385	—	36,348
Research and development expenses	—	776	1,821	—	2,597
Royalty expense	125	1,296	864	—	2,285
Loss from operations	(2,768)	(4,253)	(1,233)	—	(8,254)
Interest expense	(8,288)	—	(426)	—	(8,714)
Intercompany interest income (expense)	470	—	(470)	—	—
Foreign exchange gain	—	—	398	—	398
Other income	1,256	62	2,260	—	3,578
Income (loss) before income taxes	(9,330)	(4,191)	529	—	(12,992)
Provision (benefit) for income taxes	(1,935)	(1,448)	1,309	—	(2,074)
Equity in earnings of subsidiaries	(3,523)	—	(4,037)	7,560	—
Net income (loss)	(10,918)	(2,743)	(4,817)	7,560	(10,918)
Net loss noncontrolling interests	—	—	(966)	—	(966)
Net income (loss) attributable to Titan	$(10,918)	$(2,743)	$(3,851)	$7,560	$(9,952)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended September 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$138,638	$170,198	$—	$308,836
Cost of sales	196	123,052	159,435	—	282,683
Gross profit (loss)	(196)	15,586	10,763	—	26,153
Selling, general and administrative expenses	2,118	17,490	15,904	—	35,512
Research and development expenses	—	854	2,128	—	2,982
Royalty expense	—	1,354	767	—	2,121
Loss from operations	(2,314)	(4,112)	(8,036)	—	(14,462)
Interest expense	(8,041)	—	(248)	—	(8,289)
Intercompany interest income (expense)	214	—	(214)	—	—
Foreign exchange gain (loss)	182	(1)	(15,514)		(15,333)
Other income (expense)	(410)	42	1,123	—	755
Loss before income taxes	(10,369)	(4,071)	(22,889)	—	(37,329)
Provision (benefit) for income taxes	3,429	(1,571)	(1,575)	—	283
Equity in earnings of subsidiaries	(23,814)	—	(4,353)	28,167	—
Net income (loss)	(37,612)	(2,500)	(25,667)	28,167	(37,612)
Net loss noncontrolling interests	—	—	(6,136)	—	(6,136)
Net income (loss) attributable to Titan	$(37,612)	$(2,500)	$(19,531)	$28,167	$(31,476)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Nine Months Ended September 30, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$384,917	$573,286	$—	$958,203
Cost of sales	659	331,040	516,565	—	848,264
Gross profit (loss)	(659)	53,877	56,721	—	109,939
Selling, general and administrative expenses	7,907	47,879	51,926	—	107,712
Research and development expenses	—	2,221	5,569	—	7,790
Royalty expense	542	3,573	2,573	—	6,688
Income (loss) from operations	(9,108)	204	(3,347)	—	(12,251)
Interest expense	(24,382)	—	(826)	—	(25,208)
Intercompany interest income (expense)	1,122	—	(1,122)	—	—
Foreign exchange gain	—	202	7,201	—	7,403
Other income	1,864	220	8,448	—	10,532
Income (loss) before income taxes	(30,504)	626	10,354	—	(19,524)
Provision (benefit) for income taxes	(2,205)	417	4,366	—	2,578
Equity in earnings of subsidiaries	6,197	—	(6,243)	46	—
Net income (loss)	(22,102)	209	(255)	46	(22,102)
Net loss noncontrolling interests	—	—	(1,099)	—	(1,099)
Net income (loss) attributable to Titan	$(22,102)	$209	$844	$46	$(21,003)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Nine Months Ended September 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$505,945	$581,017	$—	$1,086,962
Cost of sales	634	432,331	533,997	—	966,962
Gross profit (loss)	(634)	73,614	47,020	—	120,000
Selling, general and administrative expenses	7,369	49,626	52,039	—	109,034
Research and development expenses	—	2,659	6,188	—	8,847
Royalty expense	—	5,110	3,131	—	8,241
Income (loss) from operations	(8,003)	16,219	(14,338)	—	(6,122)
Interest expense	(24,250)	(1)	(1,436)	—	(25,687)
Intercompany interest income (expense)	604	—	(604)	—	—
Foreign exchange gain (loss)	3,272	(422)	(8,570)		(5,720)
Other income	1,504	87	4,740	—	6,331
Income (loss) before income taxes	(26,873)	15,883	(20,208)	—	(31,198)
Provision (benefit) for income taxes	31	5,918	(2,755)	—	3,194
Equity in earnings of subsidiaries	(7,488)	—	(981)	8,469	—
Net income (loss)	(34,392)	9,965	(18,434)	8,469	(34,392)
Net loss noncontrolling interests	—	—	(9,919)	—	(9,919)
Net income (loss) attributable to Titan	$(34,392)	$9,965	$(8,515)	$8,469	$(24,473)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Three Months Ended September 30, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(10,918)	$(2,743)	$(4,817)	$7,560	$(10,918)
Currency translation adjustment	(386)	—	(386)	386	(386)
Pension liability adjustments, net of tax	465	734	(269)	(465)	465
Comprehensive income (loss)	(10,839)	(2,009)	(5,472)	7,481	(10,839)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(679)	—	(679)
Comprehensive income (loss) attributable to Titan	$(10,839)	$(2,009)	$(4,793)	$7,481	$(10,160)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Three Months Ended September 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(37,612)	$(2,500)	$(25,667)	$28,167	$(37,612)
Currency translation adjustment	(28,444)	—	(28,444)	28,444	(28,444)
Pension liability adjustments, net of tax	472	427	45	(472)	472
Comprehensive income (loss)	(65,584)	(2,073)	(54,066)	56,139	(65,584)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(8,233)	—	(8,233)
Comprehensive income (loss) attributable to Titan	$(65,584)	$(2,073)	$(45,833)	$56,139	$(57,351)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Nine Months Ended September 30, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(22,102)	$209	$(255)	$46	$(22,102)
Currency translation adjustment	21,545	—	(21,545)	21,545	21,545
Pension liability adjustments, net of tax	1,200	2,202	(1,002)	(1,200)	1,200
Comprehensive income (loss)	643	2,411	(22,802)	20,391	643
Net comprehensive income attributable to redeemable and noncontrolling interests	—	—	5,427	—	5,427
Comprehensive income (loss) attributable to Titan	$643	$2,411	$(28,229)	$20,391	$(4,784)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Nine Months Ended September 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(34,392)	$9,965	$(18,434)	$8,469	$(34,392)
Currency translation adjustment	(69,394)	—	(69,394)	69,394	(69,394)
Pension liability adjustments, net of tax	1,969	1,281	688	(1,969)	1,969
Comprehensive income (loss)	(101,817)	11,246	(87,140)	75,894	(101,817)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(13,150)	—	(13,150)
Comprehensive income (loss) attributable to Titan	$(101,817)	$11,246	$(73,990)	$75,894	$(88,667)

(Amounts in thousands)	Consolidating Condensed Balance Sheets September 30, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$145,088	$14	$70,407	$—	$215,509
Accounts receivable, net	—	52,179	132,173	—	184,352
Inventories	—	72,924	205,159	—	278,083
Prepaid and other current assets	9,387	21,292	46,293	—	76,972
Total current assets	154,475	146,409	454,032	—	754,916
Property, plant and equipment, net	5,728	126,342	315,012	—	447,082
Investment in subsidiaries	759,983	—	91,974	(851,957)	—
Other assets	24,835	1,118	80,105	—	106,058
Total assets	$945,021	$273,869	$941,123	$(851,957)	$1,308,056
Liabilities and Equity
Short-term debt	$60,071	$—	$30,959	$—	$91,030
Accounts payable	1,636	17,458	133,293	—	152,387
Other current liabilities	39,451	33,372	57,415	—	130,238
Total current liabilities	101,158	50,830	221,667	—	373,655
Long-term debt	395,610	—	14,479	—	410,089
Other long-term liabilities	27,143	17,687	56,206	—	101,036
Intercompany accounts	88,495	(294,580)	206,085	—	—
Redeemable noncontrolling interest	—	—	102,793	—	102,793
Titan shareholders' equity	332,615	499,932	343,478	(851,957)	324,068
Noncontrolling interests	—	—	(3,585)	—	(3,585)
Total liabilities and equity	$945,021	$273,869	$941,123	$(851,957)	$1,308,056

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$142,401	$4	$57,783	$—	$200,188
Accounts receivable, net	—	59,933	117,456	—	177,389
Inventories	—	81,993	187,798	—	269,791
Prepaid and other current assets	11,101	21,133	30,399	—	62,633
Total current assets	153,502	163,063	393,436	—	710,001
Property, plant and equipment, net	8,015	138,351	303,654	—	450,020
Investment in subsidiaries	724,676	—	98,660	(823,336)	—
Other assets	29,180	1,181	79,848	—	110,209
Total assets	$915,373	$302,595	$875,598	$(823,336)	$1,270,230
Liabilities and Equity
Short-term debt	$—	$—	$31,222	$—	$31,222
Accounts payable	2,215	12,386	108,553	—	123,154
Other current liabilities	30,466	41,818	43,437	—	115,721
Total current liabilities	32,681	54,204	183,212	—	270,097
Long-term debt	455,200	—	20,243	—	475,443
Other long-term liabilities	29,881	20,628	52,324	—	102,833
Intercompany accounts	52,552	(271,930)	219,378	—	—
Redeemable noncontrolling interest	—	—	77,174	—	77,174
Titan shareholders' equity	345,059	499,693	323,643	(823,336)	345,059
Noncontrolling interests	—	—	(376)	—	(376)
Total liabilities and equity	$915,373	$302,595	$875,598	$(823,336)	$1,270,230

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$4,154	$5,553	$44,277	$53,984
Cash flows from investing activities:
Capital expenditures	(657)	(5,616)	(24,573)	(30,846)
Other, net	—	73	1,614	1,687
Net cash used for investing activities	(657)	(5,543)	(22,959)	(29,159)
Cash flows from financing activities:
Proceeds from borrowings	—	—	2,390	2,390
Payment on debt	—	—	(14,042)	(14,042)
Dividends paid	(810)	—	—	(810)
Net cash used for financing activities	(810)	—	(11,652)	(12,462)
Effect of exchange rate change on cash	—	—	2,958	2,958
Net increase in cash and cash equivalents	2,687	10	12,624	15,321
Cash and cash equivalents, beginning of period	142,401	4	57,783	200,188
Cash and cash equivalents, end of period	$145,088	$14	$70,407	$215,509

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$9,581	$4,532	$16,423	$30,536
Cash flows from investing activities:
Capital expenditures	(1,121)	(4,562)	(29,530)	(35,213)
Other, net	—	30	4,287	4,317
Net cash used for investing activities	(1,121)	(4,532)	(25,243)	(30,896)
Cash flows from financing activities:
Proceeds from borrowings	—	—	14,566	14,566
Payment on debt	—	—	(11,382)	(11,382)
Proceeds from exercise of stock options	144	—	—	144
Excess tax benefit from stock-based compensation	(758)	—	—	(758)
Dividends paid	(807)	—	—	(807)
Net cash provided by (used for) financing activities	(1,421)	—	3,184	1,763
Effect of exchange rate change on cash	—	—	(9,042)	(9,042)
Net increase (decrease) in cash and cash equivalents	7,039	—	(14,678)	(7,639)
Cash and cash equivalents, beginning of period	129,985	4	71,462	201,451
Cash and cash equivalents, end of period	$137,024	$4	$56,784	$193,812

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

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements, including statements regarding, among other items:

•	Anticipated trends in the Company’s business

•	Future expenditures for capital projects

•	The Company’s ability to continue to control costs and maintain quality

•	Ability to meet conditions of loan agreements

•	The Company’s business strategies, including its intention to introduce new products

•	Expectations concerning the performance and success of the Company’s existing and new products

•	The Company’s intention to consider and pursue acquisition and divestiture opportunities.
Readers of this Form 10-Q should understand that these forward-looking statements are based on the Company’s expectations and are subject to a number of risks and uncertainties (including, but not limited to, the factors discussed in Item 1A, Risk Factors, of the Company's most recent annual report on Form 10-K), certain of which are beyond the Company’s control.

Actual results could differ materially from these forward-looking statements as a result of certain factors, including:

•	The effect of a recession on the Company and its customers and suppliers

•	Changes in the Company’s end-user markets as a result of world economic or regulatory influences

•	Changes in the marketplace, including new products and pricing changes by the Company’s competitors

•	Ability to maintain satisfactory labor relations

•	Unfavorable outcomes of legal proceedings

•	Availability and price of raw materials

•	Levels of operating efficiencies

•	Unfavorable product liability and warranty claims

•	Actions of domestic and foreign governments

•	Geopolitical and economic uncertainties relating to Russia and Brazil could have a negative impact on the Company's sales and results of operations at the Company's Russian and Brazilian operations

•	Results of investments

•	Fluctuations in currency translations

•	Climate change and related laws and regulations

•	Risks associated with environmental laws and regulations

•	Risks related to financial reporting, internal controls, tax accounting and information systems.
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

Earthmoving/Construction Segment: The Company manufactures rims, wheels, tires and undercarriage systems and components for various types of off-the-road (OTR) earthmoving, mining, military, construction and forestry equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, articulated dump trucks, load transporters, haul trucks, backhoe loaders, crawler tractors, lattice cranes, shovels, and hydraulic excavators.

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

The table provides highlights for the three and nine months ended September 30, 2016, compared to 2015 (amounts in thousands, except earnings per share):

	Three months ended			Nine months ended
	September 30,			September 30,
	2016	2015	% Increase (Decrease)	2016	2015	% Increase (Decrease)
Net sales	$306,195	$308,836	(1)%	$958,203	$1,086,962	(12)%
Gross profit	32,976	26,153	26%	109,939	120,000	(8)%
Loss from operations	(8,254)	(14,462)	(43)%	(12,251)	(6,122)	100%
Net loss	(10,918)	(37,612)	(71)%	(22,102)	(34,392)	(36)%
Basic earnings per share	(0.21)	(0.79)	(73)%	(0.55)	(0.67)	(18)%

Quarter: The Company recorded sales of $306.2 million for the third quarter of 2016, which were 1% lower than the third quarter 2015 sales of $308.8 million. The slight decrease in sales was driven by changes in price/mix. Sales volume was slightly higher in the earthmoving/construction segment offset by lower volumes in both the agricultural and consumer segments, with currency translation having virtually no effect.

The Company's gross profit was $33.0 million, or 10.8% of net sales, for the third quarter of 2016, compared to $26.2 million, or 8.5% of net sales, in 2015. Loss from operations was $8.3 million for the third quarter of 2016, compared to loss of $14.5 million in 2015. Net loss was $10.9 million for the third quarter of 2016, compared to loss of $37.6 million in 2015. Basic earnings per share was $(0.21) in the third quarter of 2016, compared to $(0.79) in 2015.

Year-to-date: The Company recorded sales of $958.2 million for the nine months ended September 30, 2016, which were 12% lower than 2015 sales of $1,087.0 million. Overall sales experienced reductions in volume of 5% and price/mix of 4% as the agricultural and consumer segments continue to see lower volume sales compared to prior year. Unfavorable currency translation affected sales by 3%.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company's gross profit was $109.9 million, or 11.5% of net sales, for the nine months ended September 30, 2016, compared to $120.0 million, or 11.0% of net sales, in 2015. Loss from operations was $12.3 million for the nine months ended September 30, 2016, compared to loss of $6.1 million in 2015. Net loss was $22.1 million for the nine months ended September 30, 2016, compared to loss of $34.4 million in 2015. Basic earnings per share was $(0.55) in the nine months ended September 30, 2016, compared to $(0.67) in 2015.

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

Asset and Business Acquisitions
The allocation of purchase price for asset and business acquisitions requires management estimates and judgment as to expectations for future cash flows of the acquired assets and/or business and the allocation of those cash flows to identifiable intangible assets in determining the estimated fair value for purchase price allocations. If the actual results differ from the estimates and judgments used in determining the purchase price allocations, impairment losses could occur. To aid in establishing the value of any intangible assets at the time of acquisition, the Company typically engages a professional appraisal firm.

Inventories
Inventories are valued at lower of cost or market. Market value is estimated based on current selling prices. The majority of steel material inventory in North America is accounted for under the last-in, first-out (LIFO) method. The remaining inventories were valued under the first-in, first-out (FIFO) method or average cost method. At September 30, 2016, approximately 7% of the Company's inventories were valued under the LIFO method. Estimated provisions are established for slow-moving and obsolete inventory.

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

As a result of the continued downturns in the Company's markets and overall operating loss, the Company determined in the fourth quarter of 2015 that events and circumstances indicated that the carrying value of fixed assets may not be recoverable. As a result of continued downturns in the Company's markets and operating loss, the Company determined in the second quarter of 2016 that events and circumstances indicated that the carrying value of fixed assets at the Bryan, Ohio, location may not be recoverable. Certain long-lived assets were reviewed for recoverability in both periods. No impairment was identified in either period. During the third quarter of 2016, there were no events and circumstances indicating that the carrying values of long-lived assets may not be recoverable. The Company's impairment testing includes uncertainty because it requires management to make assumptions and to apply judgment to estimated future cash flows and asset fair values. If actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, Titan may be exposed to impairment charges in the future, which could be material to the Company's results of operations.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations. The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries. During the first quarter of 2016, the Company contributed cash funds of $2.9 million to its pension plans. Titan expects to contribute approximately $0.8 million to these pension plans during the remainder of 2016. For more information concerning these costs and obligations, see the discussion of the “Pensions” and Note 26 to the Company's financial statements on Form 10-K for the fiscal year ended December 31, 2015.

Product Warranties
The Company provides limited warranties on workmanship of its products in all market segments. The majority of the Company's products have a limited warranty that ranges from zero to ten years, with certain products being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. Actual warranty expense may differ from historical experience. The Company's warranty accrual was $19.2 million at September 30, 2016, and $23.1 million at December 31, 2015. The Company's warranty accrual amount decreased as the result of lower sales and a decrease in warranty experience resulting from efforts to increase quality.

RESULTS OF OPERATIONS

Highlights for the three and nine months ended September 30, 2016, compared to 2015 (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$306,195	$308,836	$958,203	$1,086,962
Cost of sales	273,219	282,683	848,264	966,962
Gross profit	$32,976	$26,153	$109,939	$120,000
Gross profit percentage	10.8%	8.5%	11.5%	11.0%

Net Sales
Quarter: Net sales for the quarter ended September 30, 2016, were $306.2 million, compared to $308.8 million in 2015, a decrease of 1%. The slight decrease in sales was driven by changes in price/mix. Sales volume was slightly higher in the earthmoving/construction segment offset by lower volumes in both the agricultural and consumer segments, with currency translation having virtually no effect.

Year-to-date: Net sales for the nine months ended September 30, 2016, were $958.2 million, compared to $1,087.0 million in 2015, a decrease of 12%. Overall sales experienced reductions in volume of 5% and price/mix of 4% as the agricultural and consumer segments continue to see lower volume sales compared to prior year. Unfavorable currency translation affected sales by 3%.

Cost of Sales and Gross Profit
Quarter: Cost of sales was $273.2 million for the quarter ended September 30, 2016, compared to $282.7 million in 2015. Gross profit for the third quarter of 2016 was $33.0 million, or 10.8% of net sales, compared to $26.2 million, or 8.5% of net sales for the third quarter of 2015. Despite the continued economic stress on business, gross profit margins increased as there is a continued focus on improving production efficiency, rationalizing expenditures, finding lower cost material, improving quality, and optimizing prices.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Year-to-date: Cost of sales was $848.3 million for the nine months ended September 30, 2016, compared to $967.0 million in 2015. Gross profit for the nine months ended September 30, 2016 was $109.9 million, or 11.5% of net sales, compared to $120.0 million, or 11.0% of net sales for the third quarter of 2015. Gross profit margins continue to remain around 11% as there is a continued focus on improving production efficiency, rationalizing expenditures, finding lower cost material, improving quality, and optimizing prices.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the third quarter of 2016 were $36.3 million, or 11.9% of net sales, compared to $35.5 million, or 11.5% of net sales, for 2015.

Selling, general and administrative (SG&A) expenses for the nine months ended September 30, 2016 were $107.7 million, or 11.2% of net sales, compared to $109.0 million, or 10.0% of net sales, for 2015.

Research and Development Expenses
Research and development (R&D) expenses for the third quarter of 2016 were $2.6 million, or 0.8% of net sales, compared to $3.0 million, or 1.0% of net sales, for 2015.

Research and development (R&D) expenses for the nine months ended September 30, 2016 were $7.8 million, or 0.8% of net sales, compared to $8.8 million, or 0.8% of net sales, for 2015.

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

Royalty expenses were $2.3 million and $2.1 million for the quarters ended September 30, 2016 and 2015, respectively. The increase is driven by higher international sales subject to royalty.

Royalty expenses were $6.7 million and $8.2 million for the nine months ended September 30, 2016 and 2015, respectively.

Income/Loss from Operations
Loss from operations for the third quarter of 2016 was $8.3 million compared to $14.5 million in 2015.  This change was the net result of the items previously discussed.

Loss from operations for the nine months ended September 30, 2016, was $12.3 million compared to $6.1 million in 2015.  This change was the net result of the items previously discussed.

Interest Expense
Interest expense was $8.7 million and $8.3 million for the quarters ended September 30, 2016 and 2015, respectively.

Interest expense was $25.2 million and $25.7 million for the nine months ended September 30, 2016 and 2015, respectively.

Foreign Exchange Gain/Loss
Foreign exchange gain was $0.4 million for the third quarter of 2016 compared to loss of $15.3 million for the third quarter of 2015.

Foreign exchange gain was $7.4 million for the nine months ended September 30, 2016, compared to loss of $5.7 million for the nine months ended September 30, 2015.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Foreign currency gain/loss in the three and nine months ended September 30, 2016, and 2015 primarily reflects the translation of intercompany loans at certain foreign subsidiaries denominated in currencies other than their functional currencies. Since such loans are expected to be settled in cash at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates.

Other Income
Other income was $3.6 million for the quarter ended September 30, 2016, as compared to $0.8 million in 2015.  For the quarter ended September 30, 2016, the Company recorded Wheels India Limited equity income of $0.8 million, interest income of $0.9 million, rental income of $0.6 million, and a gain related to contractual obligation investments of $0.6 million. For the quarter ended September 30, 2015, the Company recorded a loss related to contractual obligation investments of $1.0 million, interest income of $0.5 million, and Wheels India Limited equity income of $0.5 million.

Other income was $10.5 million for the nine months ended September 30, 2016, as compared to $6.3 million in 2015.  For the nine months ended September 30, 2016, the Company recorded Wheels India Limited equity income of $2.4 million, a gain on the sale of assets of $2.3 million, interest income of $2.2 million, rental income of $1.5 million, and discount amortization on prepaid royalty of $1.2 million. For the nine months ended September 30, 2015, the Company recorded interest income of $2.0 million, discount amortization on prepaid royalty of $1.5 million, and Wheels India Limited equity income of $1.4 million.

Provision for Income Taxes
The Company recorded income tax benefit of $(2.1) million and income tax expense of $0.3 million for the quarters ended September 30, 2016 and 2015, respectively.  For the nine months ended September 30, 2016 and 2015, the Company recorded income tax expense of $2.6 million and $3.2 million. The Company's effective income tax rate was 16% and (1)% for the quarters ended September 30, 2016 and 2015, and (13)% and (10)% for the nine months ended September 30, 2016 and 2015, respectively.

The Company’s 2016 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses. In addition, the Company adjusted its net uncertain tax positions which resulted in a tax benefit of $2.5 million.

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

The Company continues to monitor the realization of its deferred tax assets and assess the need for a valuation allowance. The Company analyzes available positive and negative evidence to determine if a valuation allowance is needed based on the weight of the evidence. This objectively verifiable evidence includes profit and loss positions and the Company weighs this analysis to determine if a valuation allowance is needed. This process requires management to make estimates, assumptions and judgments that are uncertain in nature. The Company has established valuation allowances on U.S. and certain foreign jurisdictions and continues to monitor and assess potential valuation allowances in all its jurisdictions.

The Company is involved in various tax matters, some of which the outcome is uncertain. The IRS issued a final audit report in August 2016 for the tax years 2010 through 2014 and issued a notice of proposed adjustment for $6.5 million. The Company does not agree with certain proposed adjustments and responded by filing a formal protest letter with the IRS Office of Appeals. As a result of this process, the Company adjusted its uncertain tax positions to properly reflect the effectively settled positions and certain IRS proposed items which are being sent to Appeals. The Company believes that it has adequate tax reserves to address these tax matters acknowledging that the outcome and timing of these events are uncertain.

Net Loss
Net loss for the third quarter of September 30, 2016, was $10.9 million, compared to $37.6 million in 2015. For the quarters ended September 30, 2016 and 2015, basic and diluted earnings per share were $(.21) and $(.79), respectively. The Company's lower net loss and higher earnings per share were due to the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Net loss for the nine months ended September 30, 2016, was $22.1 million, compared to $34.4 million in 2015. For the nine months ended September 30, 2016 and 2015, basic and diluted earnings per share were $(.55) and $(.67), respectively. The Company's lower net loss and higher earnings per share were due to the items previously discussed.

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$138,568	$140,318	$438,108	$509,197
Gross profit	16,968	13,905	60,296	65,522
Income from operations	8,267	5,421	35,330	38,435

Quarter: Net sales in the agricultural market were $138.6 million for the quarter ended September 30, 2016, as compared to $140.3 million in 2015, a decrease of 1%. Agriculture sales experienced reductions in volume of 6% offset with price/mix of 4% as a consequence of decreased demand for new agricultural equipment. Favorable currency translation increased sales by 1%.

Gross profit in the agricultural market was $17.0 million for the quarter ended September 30, 2016, as compared to $13.9 million in 2015.  Income from operations in the agricultural market was $8.3 million for the quarter ended September 30, 2016, as compared to $5.4 million in 2015.

Year-to-date: Net sales in the agricultural market were $438.1 million for the nine months ended September 30, 2016, as compared to $509.2 million in 2015, a decrease of 14%. Agriculture sales experienced reductions in volume of 7% and price/mix of 3% as a consequence of decreased demand for new agricultural equipment. Unfavorable currency translation decreased sales by 4%.

Gross profit in the agricultural market was $60.3 million for the nine months ended September 30, 2016, as compared to $65.5 million in 2015.  Income from operations in the agricultural market was $35.3 million for the nine months ended September 30, 2016, as compared to $38.4 million in 2015.

Despite the continued sales erosion resulting from the agricultural and mining cyclical downturns, the Company maintained its focus on business improvement initiatives within our Business Improvement Framework to minimize the margin impact. Initiatives born from the framework helped to drive headcount and expense reductions, increased productivity, lower raw material costs, lower warranty costs, and pricing optimization.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$128,917	$125,754	$401,649	$437,557
Gross profit	11,276	8,004	36,644	36,726
Income (loss) from operations	530	(2,928)	4,350	1,778

Quarter: The Company's earthmoving/construction market net sales were $128.9 million for the quarter ended September 30, 2016, as compared to $125.8 million in 2015, an increase of 3%. Earthmoving/Construction sales experienced an increase in volume of 10%, offset by a reduction in price/mix of 7%.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Gross profit in the earthmoving/construction market was $11.3 million for the quarter ended September 30, 2016, as compared to $8.0 million in 2015. The Company's earthmoving/construction market income from operations was $0.5 million for the quarter ended September 30, 2016, as compared to a loss of $2.9 million in 2015.

Year-to-date: The Company's earthmoving/construction market net sales were $401.6 million for the nine months ended September 30, 2016, as compared to $437.6 million in 2015, a decrease of 8%. Earthmoving/Construction sales experienced increase in volume of 2%, offset by reduction in price/mix of 8%. Unfavorable currency translation decreased sales by 2%.

Gross profit in the earthmoving/construction market was $36.6 million for the nine months ended September 30, 2016, as compared to $36.7 million in 2015. The Company's earthmoving/construction market income from operations was $4.4 million for the nine months ended September 30, 2016, as compared to $1.8 million in 2015.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$38,710	$42,764	$118,446	$140,208
Gross profit	4,732	4,244	12,999	17,752
Income from operations	1,289	698	2,174	6,663

Quarter: Consumer market net sales were $38.7 million for the quarter ended September 30, 2016, as compared to $42.8 million in 2015. Sales in the consumer market segment were down 10%. Lower sales were driven by a decline in low-margin supply agreements in Brazil as well as lower sales of high-speed brakes to China.

Gross profit from the consumer market was $4.7 million for the quarter ended September 30, 2016, as compared to $4.2 million in 2015. Consumer market income from operations was $1.3 million for the quarter ended September 30, 2016, as compared to $0.7 million in 2015. Improvements were primarily the result of improved efficiencies in Brazil and lower sales related to low- margin supply agreements.

Year-to-date: Consumer market net sales were $118.4 million for the nine months ended September 30, 2016, as compared to $140.2 million in 2015. Sales in the consumer segment declined 16%, primarily driven by declines in high-speed brake sales to China and lower sales related to Brazil supply agreements.

Gross profit from the consumer market was $13.0 million for the nine months ended September 30, 2016, as compared to $17.8 million in 2015. Consumer market income from operations was $2.2 million for the nine months ended September 30, 2016, as compared to $6.7 million in 2015. The decline in profitability was primarily the result of lower sales of high-speed brakes.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Segment Summary (amounts in thousands)

Three months ended September 30, 2016	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$138,568	$128,917	$38,710	$—	$306,195
Gross profit	16,968	11,276	4,732	—	32,976
Income (loss) from operations	8,267	530	1,289	(18,340)	(8,254)
Three months ended September 30, 2015
Net sales	$140,318	$125,754	$42,764	$—	$308,836
Gross profit	13,905	8,004	4,244	—	26,153
Income (loss) from operations	5,421	(2,928)	698	(17,653)	(14,462)

Nine months ended September 30, 2016	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$438,108	$401,649	$118,446	$—	$958,203
Gross profit	60,296	36,644	12,999	—	109,939
Income (loss) from operations	35,330	4,350	2,174	(54,105)	(12,251)
Nine months ended September 30, 2015
Net sales	$509,197	$437,557	$140,208	$—	$1,086,962
Gross profit	65,522	36,726	17,752	—	120,000
Income (loss) from operations	38,435	1,778	6,663	(52,998)	(6,122)

Corporate & Unallocated Expenses
Quarter: Income from operations on a segment basis does not include corporate expenses totaling $18.3 million for the quarter ended September 30, 2016, as compared to $17.7 million for 2015. Corporate expenses were composed of selling and marketing expenses of approximately $7 million and $6 million for the quarters ended September 30, 2016 and 2015, respectively; and administrative expenses of approximately $11 million and $12 million for the quarters ended September 30, 2016 and 2015, respectively.

Year-to-date: Income from operations on a segment basis does not include corporate expenses totaling $54.1 million for the nine months ended September 30, 2016, as compared to $53.0 million for 2015. Corporate expenses were composed of selling and marketing expenses of approximately $22 million for each of the nine months ended September 30, 2016 and 2015; and administrative expenses of approximately $32 million and $31 million for the nine months ended September 30, 2016 and 2015, respectively. Increases were driven by investments in advertising to support the LSW (low sidewall) product as well as legal expenses for anti-dumping litigation.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company's recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined by the Company with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and the carrying value of the related obligations. Titan expects to contribute approximately $0.8 million to these pension plans during the remainder of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of September 30, 2016, the Company had $215.5 million of cash.

(Amounts in thousands)	September 30,	December 31,
	2016	2015	Change
Cash	$215,509	$200,188	$15,321

The cash balance increased by $15.3 million from December 31, 2015, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Nine months ended September 30,
	2016	2015	Change
Net loss	$(22,102)	$(34,392)	$12,290
Depreciation and amortization	44,889	52,981	(8,092)
Deferred income tax provision	172	(8,578)	8,750
Foreign currency translation loss	9,822	18,742	(8,920)
Accounts receivable	2,788	(8,531)	11,319
Inventories	1,801	13,486	(11,685)
Prepaid and other current assets	(12,314)	4,397	(16,711)
Accounts payable	21,344	4,646	16,698
Other current liabilities	11,315	(750)	12,065
Other liabilities	(5,342)	(15,772)	10,430
Other operating activities	1,611	4,307	(2,696)
Cash provided by operating activities	$53,984	$30,536	$23,448

In the first nine months of 2016, operating activities provided $54.0 million of cash, including increases in accounts payable of $21.3 million. Included in net loss of $22.1 million were noncash charges for depreciation and amortization of $44.9 million and foreign currency translation loss of $9.8 million.

Operating cash flows increased $23.4 million when comparing the first nine months of 2016 to the first nine months of 2015. The net loss in the first nine months of 2016 was a $12.3 million increase from the loss in the first nine months of 2015. When comparing the first nine months of 2016 to the first nine months of 2015, cash flows from all operating activities contributed to the change in cash provided by operating activities.

The Company's inventory balance was higher at September 30, 2016, as compared to December 31, 2015. Days sales in inventory increased to 93 days at September 30, 2016, from 77 days at December 31, 2015, driven from a strategic increase in select inventories related to mining aftermarket sales initiatives. The Company's accounts receivable balance was higher at September 30, 2016, as compared to December 31, 2015. Days sales outstanding increased to 54 days at September 30, 2016, from 52 days at December 31, 2015.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Nine months ended September 30,
	2016	2015	Change
Capital expenditures	$(30,846)	$(35,213)	$4,367
Other investing activities	1,687	4,317	(2,630)
Cash used for investing activities	$(29,159)	$(30,896)	$1,737

Net cash used for investing activities was $29.2 million in the first nine months of 2016, as compared to $30.9 million in the first nine months of 2015. The Company invested a total of $30.8 million in capital expenditures in the first nine months of 2016, compared to $35.2 million in 2015. The 2016 and 2015 expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan's existing business and maintaining existing equipment.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Nine months ended September 30,
	2016	2015	Change
Proceeds from borrowings	$2,390	$14,566	$(12,176)
Proceeds from exercise of stock options	—	144	(144)
Payment on debt	(14,042)	(11,382)	(2,660)
Excess tax benefit from stock-based compensation	—	(758)	758
Dividends paid	(810)	(807)	(3)
Cash provided by (used for) financing activities	$(12,462)	$1,763	$(14,225)

In the first nine months of 2016, $12.5 million of cash was used for financing activities. This cash was primarily used on payment of debt of $14.0 million.
In the first nine months of 2015, $1.8 million of cash was provided by financing activities. This cash was primarily provided by proceeds from borrowings of $14.6 million offset by payment on debt of $11.4 million.

Financing cash flows decreased by $14.2 million when comparing the first nine months of 2016 to the first nine months of 2015. This decrease was primarily attributable to decrease in borrowings.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity Outlook
At September 30, 2016, the Company had $215.5 million of cash and cash equivalents and no outstanding borrowings on the Company's $150 million credit facility. Titan's availability under this domestic facility may be less than $150 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. At September 30, 2016, an outstanding letter of credit totaled $11.6 million and the amount available under the facility totaled $43.4 million, based upon eligible accounts receivable and inventory balances. The cash and cash equivalents balance of $215.5 million includes $70.3 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. However, if foreign funds were needed for U.S. operations, the Company would be required to accrue and pay taxes to repatriate the funds. The Company does have U.S. net operating losses that may be available to offset a portion of the potential cash tax outlay from the repatriation of these foreign funds.

Capital expenditures for the remainder of 2016 are estimated to be approximately $3 million to $5 million.  Cash payments for interest are currently forecasted to be approximately $15 million for the remainder of 2016 based on September 30, 2016 debt balances. The forecasted interest payments are comprised primarily of the semi-annual payment of $13.8 million (paid October 1) for the 6.875% senior secured notes.

The Company's convertible notes, of which $60.2 million are outstanding, are due January 2017 and have been reclassified to short-term debt.

The Company has commenced renewal discussions involving its revolving credit facility and currently anticipates completion of the renewal by early 2017 in advance of the December 2017 termination.

The Company's redeemable noncontrolling interest includes a settlement put option which is exercisable July through December of 2018. If exercised in July 2018, the redeemable noncontrolling interest may be purchased, with cash or Titan common stock, at an amount set by the agreement which is currently estimated to be approximately $117 million at that time. See note 9 to the Company's consolidated condensed financial statements.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This update supersedes the revenue recognition requirements in "Topic 605, Revenue Recognition". The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosure about the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update were deferred by ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606) Deferral of Effective Date", and are now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company will adopt the guidance in the year beginning on January 1, 2018, and is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

MARKET CONDITIONS AND OUTLOOK
In the first three quarters of 2016, Titan experienced lower sales when compared to the same periods of 2015.  The lower sales levels were primarily the result of decreased demand for new equipment used in the agricultural market, which remains in a cyclical downturn, and unfavorable currency translation. In addition, competitive pressures and lower raw material prices, passed to customers in some instances, negatively impacted sales.

Energy, raw material and petroleum-based product costs have been volatile and may affect the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were lower in the first three quarters of 2016 when compared to the first three quarters of 2015 due to decreased demand for new equipment used in the agricultural market.  Farm net income is generally expected to decline moderately through 2016 based upon lower forecasted cash receipts offset somewhat by lower production costs (fuel, oil, chemical, feed, etc.). Lower income levels are putting pressure on the demand for large farm equipment. More specifically, large equipment sales are expected to continue to decline through 2016. The mix shift to lower horsepower tractors has a negative impact on revenue and margin performance. Most major OEMs are forecasting 2016 equipment sales to be below 2015 within most regions. North American used equipment levels remain relatively high with some decreases recently from peak levels. Excess used equipment inventory and also used equipment values can negatively impact the new equipment market. Many variables, including weather, grain prices, export markets, currency and government policies and subsidies can greatly influence the overall health of the agricultural economy.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving/construction market sales were lower in the first three quarters of 2016 when compared to the first three quarters of 2015 due to unfavorable price/mix and currency translation. Demand for larger products used in the mining industry is expected to remain depressed throughout 2016, with demand for our products in this market expected to remain similar to 2015. Demand for small and medium sized earthmoving/construction equipment used in the housing and commercial construction sectors has improved during 2016 and is expected to be linked to overall economic growth. The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts and other macroeconomic drivers.

CONSUMER MARKET OUTLOOK
Consumer market sales were lower in the first three quarters of 2016 when compared to the first three quarters of 2015.  Sales in the consumer market decreased primarily as the result of unfavorable currency translation and price/mix from competitive pressures. The consumer market is expected to remain highly competitive throughout 2016. Economic uncertainty in Brazil has affected and may continue to affect the Company's consumer sales. The consumer segment is affected by many variables including consumer spending, interest rates, government policies and other macroeconomic drivers.

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

Management developed a detailed plan and timetable for implementing the foregoing remediation efforts. As a part of the detailed plan, the Company implemented the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission during the second quarter of 2016, along with several new policies. This sets the stage for testing of the internal controls over financial reporting that commenced in the third quarter and will continue into the fourth quarter and at year-end.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	November 2, 2016	By:	/s/ MAURICE M. TAYLOR JR.
Maurice M. Taylor Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JAMES M. FROISLAND
James M. Froisland
Interim Chief Financial Officer
(Principal Financial Officer)