Form 10-K
period 2016-12-31
TITAN INTERNATIONAL INC
filed 2017-03-15
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

(217) 228-6011
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.0001 par value	New York Stock Exchange (Symbol: TWI)
Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $268 million based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2016.
Indicate the number of shares of Titan International, Inc. outstanding: 59,643,711 shares of common stock, $0.0001 par value, as of February 28, 2017

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders, to be held on June 14, 2017, are incorporated by reference into Part III of this Form 10-K.

TITAN INTERNATIONAL, INC.

PART I

ITEM 1 – BUSINESS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give current expectations and projections relating to financial condition, results of operations, plans, objectives, future performance, and business. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from expectations. Important factors that could cause actual results to differ materially from expectations, or cautionary statements, and other important information about forward-looking statements are disclosed under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” in this Annual Report on Form 10-K.

INTRODUCTION
Titan International, Inc., together with its subsidiaries (Titan or the Company), is a global wheel, tire, and undercarriage industrial manufacturer and supplier servicing customers across its target markets.  As a leading manufacturer in the off-highway industry, Titan produces a broad range of products to meet the specifications of original equipment manufacturers (OEMs) and aftermarket customers in the agricultural, earthmoving/construction, and consumer markets.  As a manufacturer of both wheels and tires, the Company is uniquely positioned to offer customers added value through complete wheel and tire assemblies. Titan's agricultural products include rims, wheels, tires, and undercarriage systems and components manufactured for use on various agricultural equipment. Titan’s earthmoving/construction products include rims, wheels, tires, and undercarriage systems and components for various types of off-the-road (OTR) earthmoving, mining, military, construction, and forestry equipment. The Company's consumer products include, but are not limited to, bias truck tires in Latin America and light truck tires in Russia, as well as products for all-terrain vehicles (ATVs), turf, and golf cart applications.

As one of the few companies dedicated to off-highway wheels, tires and assemblies, Titan’s engineering and manufacturing resources are focused on designing quality products that address the needs of our customers and end-users across the markets that Titan serves.  Titan’s team of experienced engineers continuously work on new and improved engineered solutions that evolve with today’s applications for the off-highway wheel, tire, and assembly markets.

•	History
The Company traces its roots to the Electric Wheel Company in Quincy, Illinois, which was founded in 1890.  Titan was incorporated in 1983.  The Company has grown through six major acquisitions in recent years.  In 2005, Titan Tire Corporation, a subsidiary of the Company, acquired The Goodyear Tire & Rubber Company’s North American farm tire assets.  In 2006, Titan Tire Corporation of Bryan, another subsidiary of the Company, acquired the OTR tire assets of Continental Tire North America, Inc.  In 2011, the Company acquired The Goodyear Tire & Rubber Company's Latin American farm tire business. In August 2012, the Company purchased a 56% controlling interest in Planet Corporation Group, now known as Titan National (Australia) Holdings PTY LTD (TNAH). In October 2012, the Company completed its acquisition of Titan Europe. Through separate acquisitions in October 2013 and the first half of 2014, the Company, in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF), acquired all of the equity interests in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia. These acquisitions have allowed Titan to expand its global footprint and enhance product offerings in the Company’s target markets.

•	Market Segments
In 2016, Titan’s agricultural segment sales represented 46% of net sales, the earthmoving/construction segment represented 41% of net sales, and the consumer segment represented 13% of net sales.

COMPETITIVE STRENGTHS
Titan’s strong market position in the off-highway wheel, tire, and undercarriage market and its long-term core customer relationships contribute to the Company’s competitive strengths.  Titan produces both wheels and tires which allows the Company to provide a one-stop solution for its customers' wheel and tire assembly needs. These strengths, along with Titan’s dedication to the off-highway equipment market, continue to drive the Company forward.

•	Strong Market Position
As a result of Titan’s offering of a broad range of specialized wheels, tires, assemblies, and undercarriage systems and components, Titan is a leader in the global off-highway market.  Through an extensive dealer network and sales force, the Company is able to reach an increasing number of aftermarket and OEM customers and build Titan’s image and brand recognition.  The Company’s acquisition of the Goodyear Farm Tire brand in North America and Latin America contributes to overall visibility and customer confidence, and through the 2012 acquisition of Titan Europe, Titan has a strong presence in Europe. The 2013 acquisition of Voltyre-Prom expanded Titan's footprint into the Commonwealth of Independent States (CIS) region. Years of product design and engineering experience have enabled Titan to improve existing products and develop new ones, such as Low Sidewall (LSW®), that have been well received in the marketplace.  Titan believes it has benefited from significant barriers to entry, such as the substantial investment necessary to replicate the Company’s manufacturing equipment and numerous tools, dies and molds, many of which are used in custom processes.

•	Wheel and Tire Manufacturing Capabilities
The Company’s position as a manufacturer of both wheels and tires allows Titan to mount and deliver one of the largest selections of off-highway assemblies in North America. Titan offers this value-added service of one-stop shopping for wheel and tire assemblies for the agricultural, earthmoving/construction, and consumer segments.  Both standard and LSW assemblies are delivered as a single, complete unit based on each customer’s unique requirements.

•	Long-Term Core Customer Relationships
The Company’s top customers, including global leaders in agricultural and construction equipment manufacturing, have been purchasing products from Titan or its predecessors for many years.  Customers including AGCO Corporation, Caterpillar Inc., CNH Global N.V., Deere & Company, Kubota Corporation, and Liebherr have helped sustain Titan’s leadership in wheel, tire and assembly innovation.

BUSINESS STRATEGY
Titan’s business strategy is to increase its presence in the segments it serves through its one-stop solutions, including LSW technology. The Company continues to seek global expansion of this complete wheel and tire assembly product offering within the geographies it competes. This may be through strategic worldwide acquisitions or through expanded manufacturing capabilities in regions where the Company lacks either the wheel or the tire production. In addition, Titan continues to improve operating efficiencies and gain additional synergies.

•	Low Sidewall (LSW) Technology
The Company has developed a low sidewall (LSW) tire technology, featuring a larger rim diameter and a smaller sidewall than standard tires. As a cornerstone of the Company's strategy, Titan continues to expand the LSW product offering in both the agricultural and construction segments. Titan’s capabilities as both a wheel and tire manufacturer allow the Company to drive further adoption within these markets. Titan seeks to be at the forefront of off-road equipment advancement through the innovation of its LSW solution with the goal that it will become the industry standard.

The Company pursues an adoption strategy whereby LSW assemblies are placed with certain end users in order to demonstrate the superior performance of this innovative solution. With LSW, these end users experience reduced power hop, road lope, soil compaction, and fuel consumption as well as improved safety and performance. Both power hop and road lope can disturb ride and impede equipment performance. Low sidewall technology has been widely adopted within the automotive industry for many years. The benefits translate to Titan's markets through superior comfort, ride and fuel economy.

•	Increase Aftermarket Tire Business
The Company has concentrated on increasing its presence in the tire aftermarket, which historically has tended to be somewhat less cyclical than the OEM market.  The aftermarket also offers the potential for higher profit margins and is a larger market in most cases.

•	Improve Operating Efficiencies
The Company constantly works to improve the operating efficiency of its assets and manufacturing facilities.  Titan integrates each facility’s strengths, which may include transferring equipment and business to the facilities that are best equipped to handle the work.  This provides capability to increase utilization and spread operating costs over a greater volume of products.  Titan is also continuing a comprehensive program to refurbish, modernize, and enhance the technology of its manufacturing equipment.

•	Enhance Design Capacity and New Product Development
Equipment manufacturers constantly face changing industry dynamics.  Titan directs its business and marketing strategy to understand and address the needs of its customers and demonstrate the advantages of its products.  In particular, the Company often collaborates with customers in the design of new and enhanced products.  Titan recommends modified products to its customers based on its own market information.  These value-added services enhance Titan’s relationships with its customers.  The Company tests new designs and technologies and develops methods of manufacturing to improve product quality, performance, and cost. Titan continues to expand low sidewall (LSW) tire technology, featuring a larger rim diameter and smaller sidewall than standard tires, which helps reduce power hop, road lope, soil compaction, and provides improved safety and performance.

•	Explore Additional Strategic Acquisitions
The Company’s expertise in the manufacture of off-highway wheels, tires, and undercarriage systems and components has permitted it to take advantage of opportunities to acquire businesses that complement this product line.  In the future, Titan may make additional strategic acquisitions of businesses that have an off-highway focus. The Company continually explores worldwide opportunities to expand manufacturing and distribution in order to serve new and existing geographies.

BUSINESS SEGMENTS

Titan designs and manufactures products for OEMs and aftermarket customers in the agricultural, earthmoving/construction and consumer markets. For additional information concerning the revenues, expenses, income from operations and assets attributable to each of the segments in which the Company operates, see Note 30 to the Company's consolidated financial statements, included in Item 8 of this annual report.

AGRICULTURAL SEGMENT
Titan’s agricultural rims, wheels, tires, and undercarriage systems and components are manufactured for use on various agricultural equipment, including tractors, combines, skidders, plows, planters, and irrigation equipment, and are sold directly to OEMs and to the aftermarket through independent distributors, equipment dealers and Titan’s distribution centers.  The wheels and rims range in diameter from 9 inches to 54 inches, with the 54-inch diameter being the largest agricultural wheel manufactured in North America.  Basic configurations are combined with distinct variations (such as different centers and a wide range of material thickness) allowing the Company to offer a broad line of products to meet customer specifications. Titan’s agricultural tires range from approximately 1 foot to approximately 7 feet in outside diameter and from 5 inches to 55 inches in width.  The Company offers the added value of delivering a complete wheel and tire assembly to OEM and aftermarket customers.

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

CONSUMER SEGMENT
Titan manufactures bias truck tires in Latin America and light truck tires in Russia.  Titan also offers select products for ATVs, turf, and golf cart applications. This segment also includes sales that do not readily fall into the Company's other segments.

SEGMENT SALES

	Year ended December 31,
(Amounts in thousands)	2016		2015		2014
	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales
Agricultural	$583,324	46%	$651,804	47%	$924,034	49%
Earthmoving/construction	524,289	41%	566,988	41%	684,726	36%
Consumer	157,884	13%	175,979	12%	286,767	15%
	$1,265,497		$1,394,771		$1,895,527

OPERATIONS
Titan’s operations include manufacturing wheels, manufacturing tires, combining these wheels and tires into assemblies, and manufacturing undercarriage systems and components for use in the agricultural, earthmoving/construction, and consumer markets.  These operations entail many manufacturing processes in order to complete the finished products.

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

Large earthmoving/construction steel wheels are manufactured from hot and cold-rolled steel sections. Hot-rolled sections are generally used to increase cross section thickness in high stress areas of large diameter wheels. A special cold forming process for certain wheels is used to increase cross section thickness while reducing the number of wheel components. Rims are built from a series of hoops that are welded together to form a rim base. The complete rim base is made from either three or five separate parts that lock together after the rubber tire has been fitted to the wheel, the parts have been fully assembled, and the assembly inflated.

For most wheels in our consumer segment, the Company manufactures rims and center discs from rolled and flat steel. Rims are rolled and welded, and discs are stamped and formed from the sheets. The manufacturing process then entails welding the rims to the centers and painting the assembled product.

•	Tire Manufacturing Process
The first stage in tire production is the mixing of rubber, carbon black, and chemicals to form various rubber compounds. These rubber compounds are then extruded and processed with textile or steel materials to make specific components. These components – beads (wire bundles that anchor the tire with the wheel), plies (layers of fabric that give the tire strength), belts (fabric or steel fabric wrapped under the tread in some tires), tread, and sidewall – are then assembled into an uncured tire carcass. The uncured carcass is placed into a press that molds and vulcanizes the carcass under set time, temperature, and pressure into a finished tire.

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
The undercarriage components (track groups, track and carrier rollers, idler assemblies, and sprockets) are all manufactured from steel and produced according to customer specifications.

All of the track groups produced by the Company are built from four major parts: shoes, right and left hand links, pins, and bushings. Shoes are manufactured from steel cast in the Company foundry or obtained from different shapes of hot rolled profiles (depending on application), sheared to length, and then heat treated for high wear bending and breaking resistance. Right and left hand links are hot forged, trimmed, mass heat treated, machined and finally induction hardened on rail surface for optimal wear and fatigue resistance. Pins are made from round bars that are cut, machined, heat treated, and surface finished. Bushings are generally cold extruded, machined, mass heat treated, and finally carburized or induction hardened for wear resistance and optimal toughness.

The lifetime lubricated and maintenance free track and carrier rollers are assembled with two major components: single or double flange roller shells (typically hot forged in halves, deep hardened, friction or arc welded, and finish machined with metallurgical characteristics depending upon size and application) and shafts (generally cut from bars or forged, mass heat treated, rough machined, induction hardened, and ground).

The idler assemblies are also lifetime lubricated, for virtually no maintenance. They are offered with cast (single web or hollow design) or fabricated shells, depending on size and application, and feature induction-hardened tread surfaces for optimal wear resistance.

The sprockets, designed to transfer the machine driving loads from the final drive to the track, are produced cast or forged in several geometric options, depending upon size and application. They are also heat treated for wear resistance and cracking resistance.

The undercarriage systems, custom designed and produced by the Company, consist of a structured steel fabricated frame, all the undercarriage components mentioned above (track groups, track and carrier rollers, idler assemblies, and sprockets) and a final drive. They are completely assembled in house, for consistent quality.

•	Quality Control
The Company is ISO certified at all four main domestic manufacturing facilities located in Bryan, Ohio; Des Moines, Iowa; Freeport, Illinois; and Quincy, Illinois, as well as the majority of the foreign manufacturing facilities.  The ISO series is a set of related and internationally recognized standards of management and quality assurance.  The standards specify guidelines for establishing, documenting, and maintaining a system to ensure quality.  The ISO certifications are a testament to Titan’s dedication to providing quality products for its customers.

RAW MATERIALS
Steel and rubber are the primary raw materials used by the Company in all segments.  To ensure a consistent steel supply, Titan purchases raw steel from key steel mills and maintains relationships with steel processors for steel preparation.  The Company is not dependent on any single producer for its steel supply; however, some components do have limited suppliers.  Rubber and other raw materials for tire manufacture represent some of the Company’s largest commodity expenses.  Titan buys rubber in markets where there are usually several sources of supply.  In addition to the development of key domestic suppliers, the Company’s strategic procurement plan includes international steel and rubber suppliers to assure competitive price and quality in the global marketplace.  As is customary in the industry, the Company does not have long-term contracts for the purchase of steel or rubber and, therefore, purchases are subject to price fluctuations. Titan has developed a procurement strategy and practice designed to mitigate price risk and lower cost.

CAPITAL EXPENDITURES
Capital expenditures for 2016, 2015, and 2014 were $41.9 million, $48.4 million, and $58.4 million, respectively.  The capital expenditures in each year were used primarily for expanding capabilities, updating manufacturing equipment, and for further automation at the Company’s facilities.

PATENTS, TRADEMARKS AND ROYALTIES
The Company owns various patents and trademarks and continues to apply for patent protection for new products.  Due to the difficult nature of predicting the interpretation of patent laws, the Company cannot anticipate or predict any material adverse effect on its operations, cash flows, or financial condition as a result of associated liabilities created under such patent interpretations should the Company be unable to protect its patents or be found to be infringing others' patents.

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. The North American and Latin American farm tire royalties were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition. The Company also has a trademark license agreement with Goodyear to manufacture and sell certain non-farm tire products in Latin America under the Goodyear name.

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

SEASONALITY
Agricultural equipment sales are seasonal by nature.  Farmers generally order equipment to be delivered before the growing season.  Shipments to OEMs in the U.S. and Europe usually peak during the Company’s first and second quarters for the spring planting period, while shipments in Latin America usually peak during the Company's second and third quarters for the fall planting period.  Earthmoving/construction and consumer segments historically tend to experience higher demand in the first and second quarters.  These segments are affected by mining, building, and economic conditions.

RESEARCH, DEVELOPMENT AND ENGINEERING
The Company’s research, development and engineering staff tests original designs and technologies and develops new manufacturing methods to improve product performance.  These services enhance the Company’s relationships with its customers. Titan's advantage as both a wheel and tire manufacturer allow the Company to design, test, and bring to market innovative solutions to meet the specific needs of its customers. For example, Titan has also developed a low sidewall (LSW) tire technology, featuring a larger rim diameter and a smaller sidewall than standard tires, which helps reduce power hop, road lope, soil compaction, and provides improved safety and performance. Research and development (R&D) expenses are expensed as incurred.  R&D costs were $10.0 million, $11.2 million, and $14.0 million for the years ending December 31, 2016, 2015, and 2014, respectively.

CUSTOMERS
Titan’s 10 largest customers accounted for 34% of net sales for the year ended December 31, 2016, and 31% for the year ended December 31, 2015.  Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction and consumer segments combined represented 9% and 10% of the Company’s consolidated revenues for the years ended December 31, 2016 and 2015, respectively.  No other customer accounted for more than 7% of the Company’s net sales in 2016 or 2015.  Management believes the Company is not dependent on any single customer; however, certain products are dependent on a few customers.  While the loss of any substantial customer could impact Titan’s business, the Company believes that its diverse product mix and customer base should minimize a longer-term impact caused by any such loss.

ORDER BACKLOG
Titan estimates that, at January 31, 2017, it had $240 million in orders believed to be firm compared to $203 million at January 31, 2016.  The January 31, 2017, order amount included $81 million in the agricultural segment, $152 million in the earthmoving/construction segment, and $7 million in the consumer segment. The January 31, 2016, order amount included $76 million in the agricultural segment, $118 million in the earthmoving/construction segment, and $9 million in the consumer segment. The Company believes the above orders at January 31, 2017 will be filled during the current year. The Company does not believe that its backlog is material to, or a significant factor in, evaluating and understanding any of its business segments or its businesses considered as a whole.

INTERNATIONAL OPERATIONS
The Company operates a manufacturing facility in Sao Paulo, Brazil. The Latin American operations recorded 14% and 12% of the Company's sales for the years ended December 31, 2016 and 2015, respectively.

The Titan Europe operations, which sells to OEM and aftermarket customers, accounted for 33% and 31% of the Company's sales for the years ended December 31, 2016 and 2015, respectively.

The Company operates a manufacturing facility in Volgograd, Russia, expanding its presence to the CIS region. The Voltyre-Prom operations accounted for 7% and 5% of the Company's sales for the years ended December 31, 2016 and 2015, respectively.

EMPLOYEES
At December 31, 2016, the Company employed approximately 6,100 people worldwide, including approximately 4,200 located outside the United States.

The collective bargaining agreements at each of the Company's Bryan, Ohio; Freeport, Illinois; and Des Moines, Iowa facilities, which collectively account for approximately 40% of the Company’s U.S. employees at December 31, 2016, were originally scheduled to expire in November 2016, were extended until January 2017 and have since expired. Union employees at these facilities, which represent all of the Company's union employees in the U.S., have been working without a collective bargaining agreement while the Company and the United Steelworkers (USW) continue negotiations toward a new contract.

Outside the United States, the Company enters into employment agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.

ENVIRONMENTAL LAWS AND REGULATIONS
In the ordinary course of business, similar to other industrial companies, Titan is subject to extensive and evolving federal, state, and local environmental laws and regulations, and has made provisions for the estimated financial impact of potential environmental cleanup.  The Company’s policy is to accrue environmental cleanup-related costs of a non-capital nature when those costs are believed to be probable and can be reasonably estimated.  Expenditures that extend the life of the related property, or mitigate or prevent future environmental contamination, are capitalized. The Company does not currently anticipate any material capital expenditures for environmental control facilities.  The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advances in environmental technologies, the quality of information available related to specific sites, the assessment stage of the site investigation, preliminary findings, and the length of time involved in remediation or settlement.  Due to the difficult nature of predicting future environmental costs, the Company cannot anticipate or predict the material adverse effect on its operations, cash flows, or financial condition as a result of efforts to comply with, or its liabilities under, environmental laws.

As of December 31, 2016, two of Titan’s subsidiaries were involved in litigation concerning environmental laws and regulations:

In October 2010, the United States of America, on behalf of the Environmental Protection Agency (EPA), filed a complaint against Dico, Inc. (Dico) and Titan Tire Corporation (Titan Tire) in the U.S. District Court for the Southern District of Iowa, wherein the EPA sought civil penalties, punitive damages and response costs against Dico and Titan Tire pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA).

In June 2015, Titan Tire and Dico, Inc. appealed the U.S. District Court’s order granting the EPA’s motion for summary judgment that found Dico and Titan Tire liable for civil penalties and response costs for violating CERCLA and Dico liable for civil penalties and punitive damages for violating an EPA Administrative Order.

In December 2015, the United States Court of Appeals reversed the District Court’s summary judgment order with respect to “arranger” liability for Titan Tire and Dico under CERCLA and the imposition of punitive damages against Dico for violating the EPA Administrative Order, but affirmed the summary judgment order imposing civil penalties in the amount of $1.62 million against Dico for violating the EPA Administrative Order violation.

The case has been remanded to the District Court for trial expected to commence in March 2017 on the issues of “arranger” liability under CERCLA as to Titan Tire and Dico and whether punitive damages should be imposed upon Dico for alleged violations of the EPA Administrative Order.

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

The Company competes primarily on the basis of price, quality, customer service, design capability, and delivery time.  The Company's position of manufacturing both the wheel and the tire allows us to provide innovative assembly solutions for our customers, creating a competitive advantage in the marketplace. The Company’s ability to compete with international competitors may be adversely affected by currency fluctuations.  Titan owns the molds and dies used to produce its wheels and tires. However, certain of the Company’s OEM customers could elect to manufacture the Company’s products to meet their requirements or to otherwise compete with the Company.  There can be no assurance that the Company will not be adversely affected by increased competition in the markets in which it operates, or that competitors will not develop products that are more effective, less expensive, or otherwise render certain of Titan’s products less competitive.  From time to time, certain of the Company’s competitors have reduced their prices in particular product categories, which has prompted Titan to reduce prices as well.  There can be no assurance that competitors of the Company will not further reduce prices in the future or that any such reductions would not have a material adverse effect on the Company.

NEW YORK STOCK EXCHANGE CERTIFICATION
The Company submitted to the New York Stock Exchange during fiscal 2016 the Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

AVAILABLE INFORMATION
The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are made available, without charge, through the Company’s website located at www.titan-intl.com as soon as reasonably practicable after they are filed with the Securities and Exchange Commission (SEC).  You can also obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at 800-SEC-0330, or by accessing the SEC’s website at www.SEC.gov.  The following documents are also posted on the Company’s website:

•	Corporate Governance Policy

•	Business Conduct Policy

•	Audit Committee Charter

•	Compensation Committee Charter

•	Nominating Committee Charter

•	Corporate Governance Committee Charter

Printed copies of these documents are available, without charge, by writing to:  Titan International, Inc.,
c/o Corporate Secretary, 2701 Spruce Street, Quincy, IL 62301.

The information on, or that may be accessed through, the aforementioned websites is not incorporated into this filing and should not be considered a part of this filing.

ITEM 1A – RISK FACTORS

The Company is subject to various risks and uncertainties, including those described below, relating to or arising out of the nature of its business and general business, economic, financing, legal, and other factors or conditions that may affect the Company. Realization of any of the following risks could have a material adverse effect on Titan’s business, financial condition, cash flows, and results of operations and, in turn, the value of Titan securities. In addition, other risks not presently known or that the Company currently believes to be immaterial may also adversely affect Titan's business, financial condition and results of operations, perhaps materially. The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those discussed or highlighted in these forward-looking statements. Before making an investment decision with respect to any of Titan securities, you should carefully consider the following risks and uncertainties described below and elsewhere in this annual report.

•	The Company is exposed to price fluctuations of key commodities.
The Company uses various raw materials, most significantly steel and rubber, in manufacturing products across all of its market segments. The Company does not generally enter into long-term commodity contracts and does not use derivative commodity instruments to hedge exposures to commodity market price fluctuations.  Therefore, the Company is exposed to price fluctuations of key commodities.  Although the Company attempts to pass on certain material price increases to its customers, there is no assurance that the Company will be able to do so in the future.  Any increase in the price of steel and rubber that is not passed on to customers could have a material adverse effect on Titan’s results of operations.

•	The Company relies on a limited number of suppliers.
The Company currently relies on a limited number of suppliers for certain key commodities, which consist primarily of steel and rubber, in the manufacturing of Titan products.  If the Company's suppliers are unable to provide raw materials to Titan in a timely manner, or are unable to meet quality, quantity, or cost requirements, the Company may not in all cases be able to promptly obtain substitute sources. Any extended delay in receiving critical materials could impair Titan's ability to deliver products to its customers. The loss of key suppliers, the inability to establish relationships with replacement suppliers, or the inability of Titan's suppliers to meet price, quality, quantity, and delivery requirements could have a significant adverse impact on the Company’s results of operations.

•	The Company’s revolving credit facility and other debt obligations contain covenants that could limit how the Company conducts its business.
The Company’s revolving credit facility and other debt obligations contain covenants and restrictions.  These covenants and restrictions could limit Titan’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends, or to take advantage of business opportunities, including future acquisitions.  Titan’s ability to comply with the covenants may be affected by events beyond its control, including prevailing economic, financial, and industry conditions.

•	The Company operates in cyclical industries and is subject to numerous changes in the economy.
The Company's sales are substantially dependent on three major industries: agricultural equipment, earthmoving/construction equipment, and consumer products.  The business activity levels in these industries are subject to specific industry and general economic cycles.  Any downturn in these industries or the general economy could have a material adverse effect on Titan’s business.

The agricultural equipment industry is affected by crop prices, farm income and farmland values, weather, export markets, and government policies. The earthmoving/construction industry is affected by the levels of government and private construction spending and replacement demand. The mining industry, which is within the earthmoving/construction industry, is affected by raw material commodity prices. The consumer products industry is affected by consumer disposable income, weather, competitive pricing, energy prices, and consumer attitudes. In addition, the performance of these industries is sensitive to interest rate and foreign exchange rate changes and varies with the overall level of economic activity.

•	The Company’s revenues are seasonal in nature due to Titan’s dependence on seasonal industries.
The agricultural, earthmoving/construction, and recreational industries are seasonal, with typically lower sales during the second half of the year.  This seasonality in demand has resulted in fluctuations in the Company’s revenues and operating results.  Because much of Titan’s overhead expenses are fixed, seasonal trends can cause volatility in profit margins and financial condition when comparing results from consecutive quarters.

•	The Company’s customer base is relatively concentrated.
The Company’s ten largest customers, which are primarily original equipment manufacturers (OEMs), accounted for 34% of Titan’s net sales for 2016.  Net sales to Deere & Company represented 9% of total 2016 net sales.  No other customer accounted for more than 7% of net sales in 2016.  Titan’s business could be adversely affected if one of its larger customers reduces, or otherwise eliminates in full, its purchases from Titan due to work stoppages or slow-downs, financial difficulties, as a result of termination provisions, competitive pricing, or other reasons.  There is also continuing pressure from the OEMs to reduce costs, including the cost of products and services purchased from outside suppliers such as Titan, and the risk of OEMs developing in-house tire and wheel capabilities.  There can be no assurance that Titan will be able to maintain its relationships with its current customers, including its most significant customers.  Any failure to maintain the Company’s relationship with any of its leading customers could have an adverse effect on results of operations.

•	The Company may be adversely affected by changes in government regulations and policies.
Domestic and foreign political developments and government regulations and policies directly affect the agricultural, earthmoving/construction, and consumer products industries in the United States and abroad. Regulations and policies in the agricultural industry include those encouraging farm acreage reduction in the United States and granting ethanol subsidies. Regulations and policies relating to the earthmoving/construction industry include the construction of roads, bridges, and other items of infrastructure. The modification of existing laws, regulations, or policies, or the adoption of new laws, regulations, or policies could have an adverse effect on any one or more of these industries and, therefore, on Titan’s business.

•	The Company is subject to corporate governance requirements, and costs related to compliance with, or failure to comply with, existing and future requirements could adversely affect Titan’s business.
The Company is subject to corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations of the Securities and Exchange Commission (SEC), the Public Company Accounting Oversight Board (PCAOB), and the New York Stock Exchange (NYSE). These laws, rules, and regulations continue to evolve and may become increasingly restrictive. Failure to comply with these laws, rules, and regulations may have a material adverse effect on Titan’s reputation, financial condition, and the value of the Company’s securities.

•	The Company faces substantial competition from domestic and international companies.
The Company competes with several domestic and international competitors, some of which are larger and have greater financial and marketing resources than Titan.  The Company competes primarily on the basis of price, quality, customer service, design capability, and delivery time.  The Company’s ability to compete with international competitors may be adversely affected by currency fluctuations.  In addition, certain OEM customers could elect to manufacture certain products to meet their own requirements or to otherwise compete with Titan. The success of the Company's business depends in large part on its ability to provide comprehensive wheel and tire assemblies to its customers. The development or enhancement by Titan's competitors of similar capabilities could adversely affect its business.

There can be no assurance that Titan’s businesses will not be adversely affected by increased competition in the Company’s markets, or that competitors will not develop products that are more effective or less expensive than Titan products or which could render certain products less competitive.  From time to time certain competitors have reduced prices in particular product categories, which has caused Titan to reduce prices. There can be no assurance that in the future Titan’s competitors will not further reduce prices, or that any such reductions would not have a material adverse effect on Titan’s business.

•	The Company may be affected by unfair trade.
Titan faces intense competition from producers both in the United States and around the world, some of which may engage in unfair trade practices.  In early January 2016, Titan, along with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Worker International Union, AFL-CIO, CLC of Pittsburgh, Pennsylvania, filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that imported off-the-road tires from India and Sri Lanka and wheel and tire assemblies from China were being dumped and/or subsidized and were a cause of material injury to the domestic industry. See “Item 3 - Legal Proceedings” for further details regarding these proceedings. Unfair trade may have a material adverse effect on Titan's business.

•	The Company could be negatively impacted if Titan fails to maintain satisfactory labor relations.
The Company was previously party to three collective bargaining agreements with separate locals of the USW and covering certain of its employees in Des Moines, Iowa, Freeport, Illinois, and Bryan, Ohio. Each of the three collective bargaining agreements covering its employees in the U.S., which were originally scheduled to expire in November 2016, was extended until January 2017 and each agreement has since expired. Notwithstanding the expiration of the three agreements, and in keeping with its obligations under Federal labor law, Titan is presently in negotiations with the USW. If Titan is unable to negotiate new collective bargaining agreements that are satisfactory to the Company, the employees covered thereby could engage in strikes, or the Company may otherwise experience work slowdowns or be subject to other labor actions. Any such actions, and any other labor disputes with the Company's employees domestically or internationally, could materially disrupt its operations. New collective bargaining agreements may impose significant additional costs on Titan, which could adversely affect its financial condition and results of operations.

•	Unfavorable outcomes of legal proceedings could adversely affect results of operations.
The Company is a party to routine legal proceedings arising out of the normal course of business.  Due to the difficult nature of predicting unresolved and future legal claims, the Company cannot anticipate or predict any material adverse effect on its consolidated financial condition, results of operations, or cash flows as a result of efforts to comply with, or its liabilities pertaining to, legal judgments. Any adverse outcome in any litigation involving Titan or any of its subsidiaries could negatively affect the Company's business, reputation, and financial condition.

•	Acquisitions/divestitures may require significant resources and/or result in significant losses, costs, or liabilities.
Any future acquisitions or divestitures will depend on the ability to identify suitable candidates, to negotiate acceptable terms, and to finance acquisitions.  Titan will also face competition for suitable acquisition candidates, which may increase costs.  In addition, acquisitions and divestitures require significant managerial attention, which may be diverted from current operations.  Furthermore, acquisitions and divestitures of businesses or facilities entail a number of additional risks, including:

-   problems with effective integration or separation of operations, including challenges in implementing uniform standards, controls, procedures, and policies throughout an acquired business;

- potential disruption of the Company's ongoing business and the distraction of management from its day-to-day operations;

-   the inability to maintain key pre-acquisition customer, supplier, and employee relationships;

-   the potential that expected benefits or synergies are not realized and operating costs increase; and

-   exposure to unanticipated liabilities.

International acquisitions or divestitures may be more complex and time consuming. Also, international acquisitions and divestitures may include a number of additional risks, including the integration of acquisitions or separation of divestitures operating under differing laws and regulations.

Subject to the terms of its existing indebtedness, the Company may finance future acquisitions with cash from operations, additional indebtedness, and/or by issuing additional equity securities.  These commitments may impair the operation of Titan’s businesses.  In addition, the Company could face financial risks associated with incurring additional indebtedness, such as reducing liquidity and access to financing markets and increasing the amount of cash flow required to service such indebtedness.

•	The Company has international operations and purchases raw material from foreign suppliers.
The Company had total aggregate sales outside the United States of approximately $707.2 million, $750.2 million and $1,028.0 million, for the years ended December 31, 2016, 2015 and 2014, respectively. Sales outside the United States have become a significant proportion of total sales, accounting for 56%, 54% and 54% for the years ending December 31, 2016, 2015 and 2014, respectively. Sales from these international operations are expected to continue to represent a similar portion of total sales.

International Operations and Sales – International operations and sales are subject to a number of special risks, including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of markets, and restrictive actions by foreign governments (such as restrictions on transfer of funds, export duties, and quotas and foreign customs).  Other risks include changes in foreign laws regarding trade and investment; difficulties in obtaining distribution and support; nationalization; reforms of United States laws and policies affecting trade, foreign investment, and loans; and changes in foreign tax and other laws.  There may also be restrictions on the Company's ability to repatriate earnings and investments from international operations. There can be no assurance that one or a combination of these factors will not have a material adverse effect on the Company’s ability to increase or maintain its foreign sales.

Foreign Suppliers – The Company purchases raw materials from foreign suppliers.  The production costs, profit margins, and competitive position of the Company are affected by the strength of the currencies in countries where Titan purchases goods, relative to the strength of the currencies in countries where the products are sold.  The Company’s results of operations, cash flows, and financial position may be affected by fluctuations in foreign currencies.

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
The Company reported loss before income taxes of $32.9 million, $52.0 million, and $152.2 million for the years ended December 31, 2016, 2015, and 2014, respectively, and may incur losses in the future. There is no guarantee the Company will be profitable in the future. Any failure by Titan to obtain or sustain profitability could cause the price of Titan common stock to decline significantly.

•	The Company may be adversely affected by a disruption in, or failure of, information technology systems.
The Company relies upon information technology systems, some of which are managed by third parties, to process, transmit, and store electronic information. Technology systems are used in a variety of business processes and activities, including purchasing, manufacturing, distribution, invoicing, and financial reporting. The Company utilizes security measures and business continuity plans to prevent, detect, and remediate damage from computer viruses, natural disasters, unauthorized access, utility failures, and other similar disruptions. Despite these measures, a security breach or information technology system failure may disrupt and adversely affect the Company's operations. A significant theft, loss, or fraudulent use of customer or employee information could adversely impact the Company's reputation and could result in significant costs, fines, and litigation.

•	The Company is subject to risks associated with climate change regulations.
Governmental regulatory bodies in the United States and other countries have adopted, or are contemplating introducing regulatory changes in response to the potential impacts of climate change.  Laws and regulations regarding climate change and energy usage may impact the Company directly through higher costs for energy and raw materials.  The Company’s customers may also be affected by climate change regulations that may impact future purchases of the Company's products.  Physical climate change may potentially have a large impact on the Company’s two largest industry segments, agriculture and earthmoving/construction.  The potential impacts of climate change and climate change regulations are highly uncertain at this time, and the Company cannot anticipate or predict any material adverse effect on its consolidated financial condition, results of operations, or cash flows as a result of climate change and climate change regulations.

•	The Company is subject to risks associated with environmental laws and regulations.
The Company’s operations are subject to federal, state, local, and foreign laws and regulations governing, among other things, emissions to air, discharge to waters, and the generation, handling, storage, transportation, treatment, and disposal of waste and other materials.  The Company’s operations entail risks in these areas, and there can be no assurance that Titan will not incur material costs or liabilities.  In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future. Titan’s customers may also be affected by environmental laws and regulations that may impact future purchases of the Company's products.

•	The Company is subject to foreign currency translation risk.
The Company continues to expand globally and now operates in many worldwide locations and transacts business in many foreign currencies. Titan's financial statements are reported in U.S. dollars with financial statements of international subsidiaries being initially recorded in foreign currencies and translated into U.S. dollars. Large fluctuations in currency exchange rates between the U.S. dollar and other world currencies may materially adversely affect the Company's financial condition, results of operations, and liquidity.

•	The Company may incur additional tax expense or tax exposure.
The Company is subject to income taxes in the United States and numerous foreign jurisdictions, and has domestic and international tax liabilities which are dependent upon the distribution of income among these different jurisdictions. Titan's income tax provision and cash tax liability in the future could be adversely affected by numerous factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws and regulations.

•	The Company is subject to risks associated with uncertainties related to social, political, and economic conditions in Russia and Brazil.
Geopolitical and economic uncertainties relating to Russia and Brazil have and could continue to have a negative impact on the Company's sales and results of operations at the Company's Russian and Brazilian operations.

•	The Company is subject to risks associated with failure to maintain adequate disclosure controls and internal controls over financial reporting.
The Company has previously disclosed a material weakness in its internal controls over financial reporting. Failure to maintain adequate financial and management processes and controls could affect the accuracy and timing of the Company’s financial reporting. Testing and maintaining internal control over financial reporting involves significant costs and could divert management’s attention from other matters that are important to Titan's business. If the Company’s management is unable to certify the effectiveness of its internal controls, its independent registered public accounting firm cannot render an opinion on the effectiveness of its internal control over financial reporting, which, together with any identified material weaknesses or significant deficiencies in the Company’s internal controls, could subject the Company to regulatory scrutiny and a loss of public confidence. In addition, if the Company does not maintain adequate financial and management personnel, processes, and controls, it may not be able to accurately report its financial performance on a timely basis, which could have a material adverse effect on the confidence in its financial reporting, its credibility in the marketplace and the trading price of Titan's common stock.

•	The Company is not insured against all potential losses and could be harmed by natural disasters, catastrophes, or sabotage.
The Company's business activities involve substantial investments in manufacturing facilities and products are produced at a limited number of locations. These facilities could be materially damaged, including as a result of natural disasters, such as floods, tornadoes, hurricanes, and earthquakes or by sabotage. The Company could incur uninsured losses and liabilities arising from such events, as well as damage to its reputation, and/or suffer material losses in operational capacity and efficiency, which could have a material adverse impact on Titan's business, financial condition and results of operations.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

The Company’s properties with total square footage above 1 million are detailed by the location, size, and focus of each facility as provided in the table below (amounts in thousands):

	Approximate square footage
Location	Owned	Leased	Use	Segment
Volzhsky, Russia	2,153		Manufacturing, distribution	All segments
Union City, Tennessee	2,149		Manufacturing, distribution	All segments
Des Moines, Iowa	2,091		Manufacturing, distribution	All segments
Sao Paulo, Brazil	1,282		Manufacturing, distribution	All segments
Quincy, Illinois	1,209		Manufacturing, distribution	All segments
Freeport, Illinois	1,202		Manufacturing, distribution	All segments

The Company’s total properties by continent are detailed by the location, size and focus as provided in the table below (amounts in thousands):

	Approximate square footage
Location	Owned	Leased	Use	Segment
North America	8,704	1,629	Manufacturing, distribution	All segments
Europe	4,178	16	Manufacturing, distribution	All segments
South America	1,434	74	Manufacturing, distribution	All segments
Australia		1,197	Manufacturing, distribution	All segments
Asia	646	269	Manufacturing, distribution	All segments
Africa		11	Manufacturing, distribution	All segments

The Company considers each of its facilities to be in good condition and adequate for present use.  Management believes that the Company has sufficient capacity to meet current market demand with the active facilities.

ITEM 3 – LEGAL PROCEEDINGS

The Company is a party to routine legal proceedings arising out of the normal course of business.  Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes at this time that none of these actions, individually or in the aggregate, will have a material adverse effect on the consolidated financial condition, results of operations, or cash flows of the Company.  However, due to the difficult nature of predicting unresolved and future legal claims, the Company cannot anticipate or predict the material adverse effect on its consolidated financial condition, results of operations, or cash flows as a result of efforts to comply with, or its liabilities pertaining to, legal judgments.

Presently, Titan is engaged in the following material legal proceeding:

In early January 2016, Titan, along with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Worker International Union, AFL-CIO, CLC of Pittsburgh, Pennsylvania, filed petitions with the DOC and the ITC alleging that imported off-the-road tires from India and Sri Lanka and wheel and tire assemblies from China were being dumped and/or subsidized and were a cause of material injury to the domestic industry.  Both the DOC and the ITC initiated investigations against India and Sri Lanka, but the ITC did not recommend pursuing the investigation into wheel and tire assemblies from China.  On January 4, 2017, the DOC made a final affirmative determination in both the Indian and Sri Lankan countervailing duty cases, and subsequently made an amended affirmative final determination of dumping on imports from India for all but one company. Also on January 4, 2017, the ITC conducted the final injury hearing on Titan and the United Steel Workers’ petitions. In February 2017, the ITC determined, by unanimous vote, that the domestic industry producing certain off-the-road tires was materially injured by reason of subsidized imports from India and Sri Lanka and "dumped" imports from India. On March 9, 2017, countervailing duty orders on imports of off-the-road tires from India and Sri Lanka and an anti-dumping duty order on such tires from India (with the exception of imports from one company) were published in the Federal Register by DOC. Following the ITC's February 28, 2017, determination, importers of products covered by the DOC's countervailing duty orders and antidumping order are required to post cash deposits equal to the countervailing duty amounts identified in the orders.

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

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol TWI.  As of February 15, 2017, there were approximately 400 holders of record of Titan common stock.  The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE, as well as information concerning per share dividends declared for the periods indicated.

2016	High	Low	Dividends Declared
First quarter	$6.32	$2.50	$0.005
Second quarter	7.50	4.80	0.005
Third quarter	10.19	5.97	0.005
Fourth quarter	12.14	8.82	0.005
2015
First quarter	$10.79	$8.77	$0.005
Second quarter	12.50	9.00	0.005
Third quarter	10.85	6.34	0.005
Fourth quarter	7.91	3.53	0.005

PERFORMANCE COMPARISON GRAPH
The performance graph below compares cumulative total return on the Company’s common stock over the past five years against the cumulative total return of the Standard & Poor’s 600 Agricultural & Farm Machinery Index, and against the Standard & Poor’s 500 Stock Index.  The graph depicts the value on December 31, 2016, of a $100 investment made on December 31, 2011, in Company common stock and each of the other two indices, with all dividends reinvested.  The stock price performance reflected below is based on historical results and is not necessarily indicative of future stock price performance.

The performance graph is not deemed to be “soliciting material” or to be “filed” with the SEC for the purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Titan under the Securities Act of 1933 or the Securities Exchange Act of 1934.

	Fiscal Year Ended December 31,
	2011	2012	2013	2014	2015	2016
Titan International, Inc.	$100.00	$111.72	$92.59	$54.82	$20.38	$58.14
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18
S&P 600 Agricultural & Farm Machinery Index (a)	100.00	140.54	175.81	163.61	154.41	211.59
(a) The S&P 600 Agricultural & Farm Machinery index was created March 2014. The index data above reflects the old S&P 600 Construction & Farm Machinery & Heavy Trucks index from 12/31/11 - 2/28/14 and the new S&P 600 Agricultural & Farm Machinery index from 3/31/14 - forward.

ITEM 6 – SELECTED FINANCIAL DATA

The selected financial data presented below, as of and for the years ended December 31, 2016, 2015, 2014, 2013, and 2012, are derived from the Company’s consolidated financial statements, as audited by Grant Thornton LLP, an independent registered public accounting firm, for the years ended December 31, 2016, 2015, 2014, 2013, and 2012, and should be read in conjunction with the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and notes thereto.

(All amounts in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net sales	$1,265,497	$1,394,771	$1,895,527	$2,163,595	$1,820,678
Mining asset impairment and inventory write-down	—	—	39,932	—	—
Gross profit	142,482	137,809	140,643	295,190	294,139
Non-cash goodwill impairment charge	—	—	36,571	—	—
Supply agreement termination income	—	—	—	—	(26,134)
Income (loss) from operations	(21,333)	(24,279)	(97,625)	102,395	174,708
Loss on senior note repurchase	—	—	—	(22,734)	—
Non-cash Titan Europe gain	—	—	—	—	26,700
Gain on earthquake insurance recovery	—	—	—	22,451	—
Income (loss) before income taxes	(32,856)	(52,006)	(152,244)	54,734	192,251
Net income (loss)	(36,137)	(90,287)	(130,425)	29,687	105,638
Net loss attributable to noncontrolling interests	(2,150)	(14,654)	(49,964)	(5,518)	(1,593)
Net income (loss) attributable to Titan	(33,987)	(75,633)	(80,461)	35,205	107,231
Net income (loss) per share – basic	(0.81)	(1.74)	(2.43)	.66	2.47
Net income (loss) per share – diluted	(0.81)	(1.74)	(2.43)	.64	2.05
Dividends declared per common share	0.02	0.02	0.02	0.02	0.02

(All amounts in thousands)	As of December 31,
	2016	2015	2014	2013	2012
Working capital	$360,132	$439,904	$534,374	$621,307	$529,043
Current assets	726,236	710,001	835,930	1,007,878	996,123
Total assets	1,262,951	1,270,230	1,495,724	1,821,231	1,710,235
Long-term debt (a)	408,760	475,443	496,503	497,694	441,438
Stockholders’ equity	289,934	344,683	518,866	708,881	632,362

(a)	Excludes amounts due within one year and classified as a current liability.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS
Management’s discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of these financial statements with a narrative from the perspective of the management of Titan International, Inc. (together with its subsidiaries, Titan, or the Company) on Titan’s financial condition, results of operations, liquidity, and other factors which may affect the Company’s future results.

FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements, which are covered by the "Safe Harbor for Forward-Looking Statements" provided by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. We have tried to identify forward-looking statements in this report by using words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could.” These forward-looking statements include among other items:

•	The Company's financial performance;

•	Anticipated trends in the Company’s business;

•	Expectations with respect to the end-user markets into which the Company sells its products (including agricultural equipment, earthmoving/construction equipment, and consumer products);

•	Future expenditures for capital projects;

•	The Company’s ability to continue to control costs and maintain quality;

•	Ability to meet conditions of loan agreements;

•	The Company’s business strategies, including its intention to introduce new products;

•	Expectations concerning the performance and success of the Company’s existing and new products; and

•	The Company’s intention to consider and pursue acquisition and divestiture opportunities.
Readers of this Form 10-K should understand that these forward-looking statements are based on the Company’s current expectations and assumptions about future events and are subject to a number of risks, uncertainties, and changes in circumstances that are difficult to predict, including those in Item 1A, Part I of this report, “Risk Factors,” certain of which are beyond the Company’s control.

Actual results could differ materially from these forward-looking statements as a result of certain factors, including:

•	The effect of a recession on the Company and its customers and suppliers;

•	Changes in the Company’s end-user markets into which the Company sells its products as a result of world economic or regulatory influences or otherwise;

•	Changes in the marketplace, including new products and pricing changes by the Company’s competitors;

•	Ability to maintain satisfactory labor relations;

•	Unfavorable outcomes of legal proceedings;

•	Availability and price of raw materials;

•	Levels of operating efficiencies;

•	The effects of the Company's indebtedness and its compliance with the terms thereof;

•	Changes in the interest rate environment and their effects on the Company's outstanding indebtedness;

•	Unfavorable product liability and warranty claims;

•	Actions of domestic and foreign governments;

•	Geopolitical and economic uncertainties relating to Russia and Brazil;

•	Risks associated with acquisitions, including difficulty in integrating operations and personnel, disruption of ongoing business, and increased expenses:

•	Results of investments;

•	The effects of previously announced processes to explore various strategic transactions, including potential dispositions;

•	Fluctuations in currency translations;

•	Climate change and related laws and regulations;

•	Risks associated with environmental laws and regulations; and

•	Risks related to financial reporting, internal controls, tax accounting, and information systems.
Any changes in such factors could lead to significantly different results.  Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results as indicated in forward-looking statements.  Forward-looking statements speak only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information and assumptions contained in this document will in fact transpire. You should not place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by the Company, or on its behalf. All forward-looking statements attributable to Titan are expressly qualified by these cautionary statements.

OVERVIEW
Titan International, Inc. and its subsidiaries are leading manufacturers of wheels, tires, wheel and tire assemblies, and undercarriage systems and components for off-highway vehicles used in the agricultural, earthmoving/construction, and consumer segments.  Titan manufactures both wheels and tires for the majority of these market applications, allowing the Company to provide the value-added service of delivering complete wheel and tire assemblies.  The Company offers a broad range of products that are manufactured in relatively short production runs to meet the specifications of original equipment manufacturers (OEMs) and/or the requirements of aftermarket customers.

Agricultural Segment: Titan's agricultural rims, wheels, tires, and undercarriage systems and components are manufactured for use on various agricultural equipment, including tractors, combines, skidders, plows, planters, and irrigation equipment, and are sold directly to OEMs and to the aftermarket through independent distributors, equipment dealers, and Titan's own distribution centers.

Earthmoving/Construction Segment: The Company manufactures rims, wheels, tires, and undercarriage systems and components for various types of off-the-road (OTR) earthmoving, mining, military, construction and forestry equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, articulated dump trucks, load transporters, haul trucks, backhoe loaders, crawler tractors, lattice cranes, shovels, and hydraulic excavators.

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

The following table provides highlights for the year ended December 31, 2016, compared to the year ended December 31, 2015 (amounts in thousands, except per share data):

	2016	2015	% Increase (Decrease)
Net sales	$1,265,497	$1,394,771	(9)%
Gross profit	142,482	137,809	3%
Loss from operations	(21,333)	(24,279)	12%
Net loss	(36,137)	(90,287)	60%
Basic earnings per share	(0.81)	(1.74)	53%

The Company recorded sales of $1,265.5 million for 2016, which were 9% lower than the 2015 sales of $1,394.8 million. Sales declined across all reported segments. Sales volume was down 5% as both the agriculture and earthmoving/construction segments remained in cyclical downturns. The consumer segment was affected by the Company's exit from various low-margin supply agreements and declines in high-speed brake sales to China. Unfavorable currency translation affected sales by 2% and an additional 2% decrease in sales was attributable to changes in price/mix.

The Company’s loss from operations was $21.3 million for 2016, compared to loss of $24.3 million for 2015.  Titan’s net loss was $36.1 million for 2016, compared to loss of $90.3 million for 2015.  Basic earnings per share was $(0.81) in 2016, compared to basic earnings per share of $(1.74) in 2015.

Even as sales continued to decline in 2016, gross margin improved as a result of the Company's continued implementation of the Business Improvement Framework, which began in 2014. Gross margin in 2016 was 11.3% compared to 9.9% in 2015 as initiatives established under the Business Improvement Framework helped to drive increased productivity, reduce expenditures, lower material costs, improve quality, lower warranty costs, and price optimization.

Loss from operations improved primarily as a result of gross margin improvements. Net loss improvement was due to the initial recording of the U.S. valuation allowance (tax expense) in 2015 on the cumulative U.S. deferred tax assets.

SUMMARY OF RESULTS OF OPERATIONS
The following table sets forth the Company’s statement of operations expressed as a percentage of net sales for the periods indicated.  This table and subsequent discussions should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included elsewhere in this annual report.

	As a Percentage of Net Sales Year ended December 31,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	88.7	90.1	90.5
Mining asset impairment and inventory write-down	—	—	2.1
Gross profit	11.3	9.9	7.4
Selling, general and administrative expenses	11.5	10.1	9.2
Research and development	0.8	0.8	0.7
Royalty expense	0.7	0.8	0.7
Non-cash goodwill impairment charge	—	—	1.9
Loss from operations	(1.7)	(1.8)	(5.1)
Interest expense	(2.6)	(2.4)	(1.9)
Foreign exchange gain (loss)	0.7	(0.3)	(1.7)
Other income	1.0	0.8	0.7
Loss before income taxes	(2.6)	(3.7)	(8.0)
Income tax provision (benefit)	0.3	2.7	(1.2)
Net loss	(2.9)%	(6.4)%	(6.8)%
Net loss attributable to noncontrolling interests	(0.2)	(1.1)	(2.6)
Net loss attributable to Titan	(2.7)%	(5.3)%	(4.2)%

In addition, the following table sets forth components of the Company’s net sales classified by segment (amounts in thousands):

	2016	2015	2014
Agricultural	$583,324	$651,804	$924,034
Earthmoving/Construction	524,289	566,988	684,726
Consumer	157,884	175,979	286,767
Total	$1,265,497	$1,394,771	$1,895,527

CRITICAL ACCOUNTING ESTIMATES
Preparation of financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of technical accounting rules and guidance, as well as the use of estimates.  The Company’s application of such rules and guidance involves assumptions that require difficult subjective judgments regarding many factors, which, in and of themselves, could materially impact the financial statements and disclosures.  A future change in the estimates, assumptions, or judgments applied in determining the following matters, among others, could have a material impact on future financial statements and disclosures.

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

Inventories
Inventories are valued at the lower of cost or market. The majority of inventories are valued under the first in, first out (FIFO) method or average cost method.  Approximately 7% of the Company's inventories at December 31, 2016, were valued using the last in, first out (LIFO) method. The majority of steel material inventory in North America is accounted for under the LIFO method.  Market value is estimated based on current selling prices.  Estimated provisions are established for slow-moving and obsolete inventory.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates, and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements, and obligations.  The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries.  For more information concerning these obligations, see “Pensions” below and Note 23 to the Company’s financial statements.

The effect of hypothetical changes to selected assumptions on the Company’s frozen pension benefit obligations would be as follows (amounts in thousands):

		December 31, 2016		2017
Assumptions	Percentage Change	Increase (Decrease) PBO (a)	Increase (Decrease) Equity	Increase (Decrease) Expense
Pension
Discount rate	+/-5	$(5,180)/$5,631	$5,180/$(5,631)	$(208)/$204
Expected return on assets	+/-5			$(361)/$361

(a)	Projected benefit obligation (PBO) for pension plans.

Product Warranties
The Company provides limited warranties on workmanship on its products in all market segments. The majority of the Company's products are subject to a limited warranty that ranges between less than one year and ten years, with certain products being prorated after the first year. Actual warranty experience may differ from historical experience. The Company calculates an estimated warranty liability based on past warranty experience and the sales of products subject to that experience. The Company records warranty expense based on warranty payments made and changes to the estimated warranty liability. The Company's warranty liability was $17.9 million at December 31, 2016, and $23.1 million at December 31, 2015. The Company recorded warranty expense of $7.4 million for the year ended December 31, 2016, and $9.7 million for the year ended December 31, 2015. The Company's estimated warranty liability and expense decreased primarily as the result of lower sales of product with historical warranty experience.

Impairment of Long-Lived Assets
The Company reviews fixed assets to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, or a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets, or significant changes in business strategies. Impairment losses are recognized in operating results when expected undiscounted cash flows are less than the carrying value of the asset. Impairment losses are measured as the excess of the carrying value of the asset over the discounted expected future cash flows or the estimated fair value of the asset.

As a result of current operating losses combined with a history of operating losses, the Company determined that events and circumstances indicated that the carrying value of fixed assets may not be recoverable for two asset groups in the fourth quarter of 2016 and one asset group in the fourth quarter of 2015. These asset groups were reviewed for recoverability, however after the Company’s analysis no impairment was identified. As a result of the continued mining downturn combined with a history of operating losses, the Company determined in the second quarter of 2016, that the carrying value of the fixed assets at the Bryan, Ohio location may not be recoverable, however after the Company’s analysis no impairment was identified.
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

STRATEGIC TRANSACTIONS UPDATES
In 2016, a special committee of Titan's Board of Directors was formed for the purpose of evaluating a potential sale of ITM, Titan's undercarriage business. As previously disclosed, Goldman Sachs was engaged to serve as financial advisor for the potential sale. The Special Committee, upon the recommendation of Goldman Sachs and in consideration of the results of the ITM sale process, determined that selling ITM was not in the best interest of Titan and its shareholders at this time. Titan is, however, evaluating other possible strategic alternatives relating to ITM.

The Company has also explored strategic alternatives related to the potential sale of the facility located in Brownsville, Texas, and Titan Tire Reclamation Corporation (TTRC). The Brownsville, Texas, facility consists of a building which is being leased to third parties. The TTRC business is the Company's recently established tire reclamation facility located in the Canadian oil sands. Management and the Board may continue to explore strategic alternatives for these facilities.

FISCAL YEAR ENDED DECEMBER 31, 2016, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2015

RESULTS OF OPERATIONS

Highlights for the year ended December 31, 2016, compared to 2015 (amounts in thousands):

	2016	2015	% Decrease
Net sales	$1,265,497	$1,394,771	(9)%
Cost of sales	1,123,015	1,256,962	(11)%
Gross profit	142,482	137,809	3%
Gross profit percentage	11.3%	9.9%

Net Sales
Net sales for the year ended December 31, 2016, were $1,265.5 million, compared to $1,394.8 million for the year ended December 31, 2015, a decrease of 9%. Sales declined across all reported segments. Sales volume was down 5% as both the agriculture and earthmoving/construction segments remained in cyclical downturns. The consumer segment was affected by the Company's exit from various low-margin supply agreements and declines in high-speed brake sales to China. Unfavorable currency translation negatively affected sales by 2% and sales decreased an additional 2% due to a reduction in price/mix.

Cost of Sales and Gross Profit
Cost of sales was $1,123.0 million for the year ended December 31, 2016, compared to $1,257.0 million for 2015. Gross profit for 2016 was $142.5 million, or 11.3% of net sales, compared to $137.8 million, or 9.9% of net sales for 2015.

Even as sales continued to decline in 2016, gross margin improved as a result of the Company's continued implementation of the Business Improvement Framework which began in 2014. Gross margin in 2016 was 11.3% compared to 9.9% in 2015 as initiatives established under the Business Improvement Framework helped to drive increased productivity, reduce expenditures, lower material costs, improve quality, lower warranty costs, and optimize pricing.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the year ended December 31, 2016, were $145.0 million, or 11.5% of net sales, up 3% compared to $140.4 million, or 10.1% of net sales, for 2015.  The increase in SG&A expenses was driven by continued investment in legal fees in support of anti-dumping and circumvention of duties litigation, focused marketing expenditures to support LSW development, and higher incentive compensation as a result of improving profitability.

Research and Development Expenses
Research and development (R&D) expenses for the year ended December 31, 2016, were $10.0 million, or 0.8% of net sales, down 10% compared to $11.2 million, or 0.8% of net sales, for 2015.

Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Royalties attributable to sales of farm tires in North America and Latin America were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition. The Company also has a trademark license agreement with Goodyear to manufacture and sell certain non-farm tire products in Latin America. Royalty expenses for the year ended December 31, 2016, were $8.9 million compared to $10.5 million for 2015.

Loss from Operations
Loss from operations for the year ended December 31, 2016, was $21.3 million, or 1.7% of net sales, compared to loss of $24.3 million, or 1.8% of net sales, for 2015.  This improvement was the net result of the items previously discussed.
Interest Expense
Interest expense for 2016 was $32.5 million, compared to $34.0 million for 2015.

Foreign Exchange Gain (Loss)
Foreign currency gain was $8.6 million for the year ended December 31, 2016, compared to a loss of $4.8 million for the year ended December 31, 2015. Foreign currency gain in 2016 and loss in 2015 primarily reflect the translation of intercompany loans at certain foreign subsidiaries denominated in currencies other than their functional currencies. Since such loans are expected to be settled in cash at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates. The strength of the U.S. dollar was mixed in 2016 across currencies in which Titan operates while it was predominately strong in 2015. The Company uses derivative financial instruments on such intercompany loans as well as other actions taken to reduce foreign exchange exposures.

Other Income
Other income was $12.5 million for the year ended December 31, 2016, as compared to other income of $11.1 million for 2015.  The major items included in 2016 were: (i) interest income of $3.2 million; (ii) Wheels India Limited equity income of $3.0 million; (iii) gain on sale of assets of $2.3 million; (iv) building rental income of $2.1 million; and (v) discount amortization on prepaid royalty of $1.5 million.

The major items included in 2015 were: (i) interest income of $2.7 million; (ii) gain on sale of assets of $2.4 million; (iii) discount amortization on prepaid royalty of $2.0 million; and (iv) Wheels India Limited equity income of $1.8 million.

Provision for Income Taxes
The Company recorded tax expense for income taxes of $3.3 million in 2016, compared to income tax expense of $38.3 million in 2015.  The Company's effective tax rate was (10)% in 2016 and (74)% in 2015. The Company’s 2016 income tax expense and rate differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of an increase in the valuation allowance against deferred tax assets partially offset by tax rates in foreign jurisdictions where the statutory rate is less than 35%. The Company's 2015 income tax expense and rate differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of a foreign exchange loss upon the outbound transfer of Brazil assets for U.S. tax purposes (check the box election) offset by an increase in the valuation allowance against deferred tax assets.

Net Loss
Net loss for the year ended December 31, 2016, was $36.1 million, compared to net loss of $90.3 million for 2015. Basic earnings per share was $(0.81) for the year ended December 31, 2016, as compared to $(1.74) for 2015. Diluted earnings per share was $(0.81) for the year ended December 31, 2016, as compared to $(1.74) for 2015. The Company's net loss and earnings per share were improved due to the items previously discussed.

SEGMENT INFORMATION

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	2016	2015	% Increase /Decrease
Net sales	$583,324	$651,804	(11)%
Gross profit	78,603	75,679	4%
Income from operations	44,271	40,125	10%

Net sales in the agricultural market were $583.3 million for the year ended December 31, 2016, as compared to $651.8 million for 2015, a decrease of 11%. Agriculture sales decreased 6% due to reduced volume and by an additional 2% due to changes in price/mix, as a consequence of decreased demand for new agricultural equipment. Unfavorable currency translation decreased sales by 3%.

Gross profit in the agricultural market was $78.6 million for 2016, as compared to $75.7 million for 2015.  Income from operations in the agricultural market was $44.3 million for the year 2016, as compared to $40.1 million for 2015.  Despite the continued sales erosion resulting from the agricultural cyclical downturn, the Company maintained its focus on business improvement initiatives within our Business Improvement Framework to minimize the margin impact. Initiatives born from the framework helped to drive headcount and expense reductions, increased productivity, lower raw material costs, lower warranty costs, and pricing optimization.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):

	2016	2015	% Increase /Decrease
Net sales	$524,289	$566,988	(8)%
Gross profit	46,268	42,835	8%
Income (loss) from operations	3,615	(2,038)	N/A

The Company's earthmoving/construction market net sales were $524.3 million for the year ended December 31, 2016, compared to $567.0 million for 2015, a decrease of 8%. Segment price/mix reductions decreased net sales by 8% which was offset by changes in volume that increased net sales by 2% and unfavorable currency translation increasing net sales by an additional 2%.

Gross profit in the earthmoving/construction market was $46.3 million for the year 2016, as compared to $42.8 million for 2015. The Company's earthmoving/construction market income from operations was $3.6 million for the year 2016, as compared to loss from operations of $2.0 million for 2015.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	2016	2015	% Decrease
Net sales	$157,884	$175,979	(10)%
Gross profit	17,611	19,295	(9)%
Income from operations	2,879	4,689	(39)%

Consumer market net sales were $157.9 million for the year ended December 31, 2016, compared to $176.0 million for 2015, a decrease of 10%.  The decrease in consumer segment sales was primarily driven by declines in high-speed brake sales to China and lower sales related to supplier agreements in Brazil.

Gross profit from the consumer market was $17.6 million for the year 2016, or 11.2% of net sales, compared to $19.3 million, or 11.0% of net sales for 2015.  Consumer market income from operations was $2.9 million for the year 2016, as compared to $4.7 million for 2015. Although sales were lower in 2016 versus 2015, the Company was successful in reducing costs related to the production of consumer segment products.

Segment Summary (Amounts in thousands)

2016	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$583,324	$524,289	$157,884	$—	$1,265,497
Gross profit	78,603	46,268	17,611	—	142,482
Income (loss) from operations	44,271	3,615	2,879	(72,098)	(21,333)
2015
Net sales	$651,804	566,988	$175,979	$—	$1,394,771
Gross profit	75,679	42,835	19,295	—	137,809
Income (loss) from operations	40,125	(2,038)	4,689	(67,055)	(24,279)

Corporate & Unallocated Expenses
Income from operations on a segment basis does not include corporate expenses totaling $72.1 million for the year ended December 31, 2016, up 7% compared to $67.1 million for 2015. Corporate expenses were composed of selling and marketing expenses of approximately $28 million for each of the years ended December 31, 2016 and 2015; and administrative expenses of approximately $44 million and $36 million for the years ended December 31, 2016 and 2015, respectively.

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

Cost of Sales, Mining Asset Impairment, Mining Inventory Write-down, and Gross Profit
Cost of sales was $1,257.0 million for the year ended December 31, 2015, compared to $1,715.0 million for 2014. Gross profit for the year 2015 was $137.8 million, or 9.9% of net sales, compared to $140.6 million, or 7.4% of net sales, for 2014.  In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment, and molds used to produce giant mining tires. In addition, the Company recorded inventory write-downs of $16.7 million in 2014 to adjust the value of mining product inventory to estimated market value. After adjusting for the aforementioned impairments and write-downs, gross profit for 2014 was $180.5 million, or 9.5% of net sales.

Even as sales declined in 2015, adjusted gross margin improved as the Company continued to reap benefits from the Business Improvement Framework, which began in 2014. After adjusting for the aforementioned impairments and write-downs, gross margin in 2014 was 9.5%. Gross margin in 2015 was 9.9% as initiatives born from the framework helped to drive increased productivity, expenditure rationalization, lower material costs, improved quality, lower warranty costs, and pricing optimization.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses were $140.4 million, or 10.1% of net sales, for the year ended December 31, 2015, compared to $173.6 million, or 9.2% of net sales, for 2014.  The decrease in SG&A expenses was driven from our Business Improvement Framework and currency.

Research and Development Expenses
Research and development (R&D) expenses were $11.2 million, or 0.8% of net sales, for the year ended December 31, 2015, compared to $14.0 million, or 0.7% of net sales, for 2014.

Royalty Expense
The Company has a trademark license agreement with The Goodyear Tire & Rubber Company to manufacture and sell certain tires in North America and Latin America under the Goodyear name.  The North American and Latin American farm tire royalties were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition. In May 2012, the Company and Goodyear entered into an agreement under which Titan will sell certain non-farm tire products directly to third party customers and pay a royalty to Goodyear. Royalty expenses were $10.5 million for the year ended December 31, 2015, as compared to $14.1 million for 2014.

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

The key factor leading to the impairment of the Australian goodwill was the continued downturn in the mining industry. During 2014, the price of iron ore declined over 40%. The extended downturn led to changes in assumptions regarding future cash flows which culminated in the goodwill impairment. The key factors leading to the impairment of the Voltyre-Prom goodwill were the changes in the political and economic factors which occurred in Russia during 2014. The changes, including devaluation of the Russian ruble and increases in interest rates, accelerated in the fourth quarter of 2014, which led to changes in assumptions regarding future cash flows, which resulted in goodwill impairment. The key factors leading to the impairment of the Latin American goodwill were a softening of the agricultural tire market and the Brazilian economy as a whole. The slowdown, which began in the third quarter, accelerated in the fourth quarter. As a result of the slowdown, there was competitive pricing pressure impacting both sales and profits. These changes led to changes in assumptions regarding future cash flows, which resulted in goodwill impairment.

Loss from Operations
Loss from operations for the year ended December 31, 2015, was $24.3 million, or (1.8)% of net sales, compared to loss of $97.6 million, or (5.1)% of net sales, for 2014.  This decrease was the net result of the items previously discussed.

Interest Expense
Interest expense for the year 2015 was $34.0 million, compared to $36.6 million for 2014.  The Company’s interest expense for 2015 decreased from the previous year primarily from decreased debt balances at Titan Europe.

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

Other Income
Other income was $11.1 million for the year ended December 31, 2015, compared to other income of $13.7 million for 2014.  The major items included in 2015 were: (i) interest income of $2.7 million; (ii) gain on sale of assets of $2.4 million; (iii) discount amortization on prepaid royalty of $2.0 million; and (iv) Wheels India Limited equity income of $1.8 million.

The major items included in 2014 were: (i) gain on sale of assets of $3.4 million; (ii) interest income of $3.0 million; (iii) discount amortization on prepaid royalty of $2.7 million; and (iv) Wheels India Limited equity income of $2.1 million.

Provision (Benefit) for Income Taxes
The Company recorded tax expense for income taxes of $38.3 million in 2015, compared to income tax benefit of $21.8 million in 2014.  The Company's effective tax rate was (74)% in 2015 and 14% in 2014. The Company's 2015 income tax expense and rate differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of a foreign exchange loss upon the outbound transfer of Brazil assets for U.S. tax purposes (check the box election) offset by an increase in the valuation allowance against deferred tax assets. The Company's 2014 income tax expense and rate differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of non-deductible goodwill and the recording of a valuation allowance. Other items contributing to the rate difference are state income tax expense, debt forgiveness, foreign earnings, and non-deductible expenses.

Net Loss
Net loss for the year ended December 31, 2015, was $90.3 million, compared to net loss of $130.4 million for 2014. Basic earnings per share was $(1.74) for the year ended December 31, 2015, compared to $(2.43) for 2014. Diluted earnings per share was $(1.74) for the year ended December 31, 2015, compared to $(2.43) for 2014. The Company's net income and earnings per share were higher due to the items previously discussed.

SEGMENT INFORMATION

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	2015	2014	% Decrease
Net sales	$651,804	$924,034	(29)%
Gross profit	75,679	109,547	(31)%
Income from operations	40,125	45,724	(12)%

Net sales in the agricultural market were $651.8 million for the year ended December 31, 2015, compared to $924.0 million for 2014, a decrease of 29%. Agriculture sales experienced reductions in volume of 17% and price/mix of 4% as a consequence of decreased demand for high horsepower agricultural equipment. Unfavorable currency translation decreased sales by 8%.

Gross profit in the agricultural market was $75.7 million for the year 2015, compared to $109.5 million for 2014.  Income from operations in the agricultural market was $40.1 million for the year 2015, compared to $45.7 million for 2014.  In response to lower demand from customers, the Company extended production shut-downs, reducing manufacturing output which negatively impacted production leverage and gross profit. Despite the large overall sales erosion resulting from the agricultural cyclical downturn, the Business Improvement Framework instituted in 2014 has helped to soften the margin impact. Initiatives born from the framework helped to drive headcount reductions, expenditure rationalization, increased productivity, lower raw material costs, lower warranty costs, and pricing optimization.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):

	2015	2014	% Increase / Decrease
Net sales	$566,988	$684,726	(17)%
Gross profit	42,835	1,656	2,487%
Loss from operations	(2,038)	(69,687)	(97)%

The Company's earthmoving/construction market net sales were $567.0 million for the year ended December 31, 2015, compared to $684.7 million for 2014, a decrease of 17%. Segment sales experienced unfavorable currency translation resulting in a decrease of 11%. The major volume drops that were seen in 2014 have leveled out with only a 1% sales volume decrease for 2015. Price/mix reductions of 5% make up the remainder of the total sales decrease.

Gross profit in the earthmoving/construction market was $42.8 million for the year 2015, compared to $1.7 million for 2014. The Company's earthmoving/construction market loss from operations was $2.0 million for the year 2015, compared to loss from operations of $69.7 million for 2014. In the second quarter of 2014, the Company recorded an asset impairment of $23.2 million on machinery, equipment, and molds used to produce giant mining tires. In addition, the Company recorded inventory write-downs of $16.7 million to adjust the value of mining product inventory to estimated market value. When adjusted to remove these items, the gross profit in 2014 would have been $32.3 million and loss from operations for 2014 would have been $40.7 million.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	2015	2014	% Decrease
Net sales	$175,979	$286,767	(39)%
Gross profit	19,295	29,440	(34)%
Income (loss) from operations	4,689	(1,241)	N/A

Consumer market net sales were $176.0 million for the year ended December 31, 2015, compared to $286.8 million for 2014, a decrease of 38%.  Unfavorable currency translation accounted for $47.0 million of this decline. The Company's exit from several low-margin supply agreements contributed an additional $25.9 million. The economic stress in Brazil had a negative impact on sales volume of $17.1 million. Lower prices from competitive pressures and lower raw material costs accounted for the remaining declines.

Gross profit from the consumer market was $19.3 million in 2015, or 11.0% of net sales, compared to $29.4 million, or 10.3% of net sales in 2014.  Consumer market income from operations was $4.7 million for the year 2015, as compared to loss of $1.2 million for 2014. Although sales were lower in 2015 versus 2014, the Company was successful in reducing costs related to the production of consumer segment products.

Segment Summary (amounts in thousands)

2015	Agricultural	Earthmoving/ Construction	Consumer	Corporate / Unallocated Expenses	Consolidated Totals
Net sales	$651,804	566,988	$175,979	$—	$1,394,771
Gross profit	75,679	42,835	19,295	—	137,809
Income (loss) from operations	40,125	(2,038)	4,689	(67,055)	(24,279)
2014
Net sales	$924,034	684,726	$286,767	$—	$1,895,527
Gross profit	109,547	1,656	29,440	—	140,643
Income (loss) from operations	45,724	(69,687)	(1,241)	(72,421)	(97,625)

Corporate & Unallocated Expenses
Income from operations on a segment basis does not include corporate expenses totaling $67.0 million for the year ended December 31, 2015, compared to $72.4 million for 2014. Corporate expenses were composed of selling and marketing expenses of approximately $28 million and $33 million for the years ended December 31, 2015 and 2014, respectively; and administrative expenses of approximately $36 million and $39 million for the years ended December 31, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of December 31, 2016, the Company had $147.8 million of cash.

(Amounts in thousands)	Year ended December 31,
	2016	2015	Change
Cash	$147,827	$200,188	$(52,361)

The cash balance decreased by $52.4 million from December 31, 2015, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Year ended December 31,
	2016	2015	Change
Net loss	$(36,137)	$(90,287)	$54,150
Depreciation and amortization	59,768	69,618	(9,850)
Deferred income tax provision	(680)	27,969	(28,649)
Accounts receivable	4,007	497	3,510
Inventories	4,374	31,333	(26,959)
Prepaid and other current assets	(16,718)	9,946	(26,664)
Accounts payable	20,953	1,402	19,551
Other current liabilities	3,635	(172)	3,807
Other liabilities	(7,838)	3,428	(11,266)
Other operating activities	12,136	10,196	1,940
Net cash provided by operating activities	$43,500	$63,930	$(20,430)

For the year ended December 31, 2016, operating activities provided cash of $43.5 million, which was $20.4 million less than the prior year. Included in net loss of $36.1 million were non-cash charges for depreciation and amortization of $59.8 million. The changes in operational working capital increased cash flows by $16.3 million in 2016 compared to an increase of $43.0 million in 2015. The 2016 working capital increase was primarily due to a decrease in accounts payable of $21.0 million. For additional details, see the Consolidated Statements of Cash Flows on page F-8.

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

The Company's inventory and accounts receivable balances at December 31, 2016, were relatively consistent with inventory and accounts receivable balances at December 31, 2015. Days sales in inventory increased to 86 days at December 31, 2016, compared to 77 days at December 31, 2015, as a result of targeted increases in inventory to support higher sales in the first quarter of 2017. Days sales outstanding remained at 52 days for both December 31, 2016 and 2015.

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Year ended December 31,
	2016	2015	Change
Capital expenditures	$(41,948)	$(48,429)	$6,481
Certificates of deposit	(50,000)	—	(50,000)
Other investing activities	2,222	(1,508)	3,730
Cash used for investing activities	$(89,726)	$(49,937)	$(39,789)

Net cash used for investing activities was $89.7 million in 2016, compared to $49.9 million in 2015. In 2016, the Company invested in certificates of deposit using cash. At December 31, 2016, the Company had $50.0 million in certificates of deposit with a greater than three month original term. The Company invested a total of $41.9 million in capital expenditures in 2016, compared to $48.4 million in 2015. Capital expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan’s existing business and maintain existing equipment.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Year ended December 31,
	2016	2015	Change
Proceeds from borrowings	$17,285	$5,727	$11,558
Proceeds from exercise of stock options	—	145	(145)
Payment on debt	(22,634)	(5,521)	(17,113)
Dividends paid	(1,081)	(1,077)	(4)
Cash used for financing activities	$(6,430)	$(726)	$(5,704)

Net cash used for financing activities was $6.4 million in 2016.  This cash was primarily used for payment on debt of $22.6 million partially offset by borrowings of $17.3 million.

Net cash used for financing activities was $0.7 million in 2015. This cash was primarily used for payment of quarterly dividends of $1.1 million. Payments of debt and debt borrowing for 2015 had little net impact on cash from financing activities.

Financing cash flows decreased by $5.7 million when comparing 2016 to 2015.  The changes from year to year are primarily the result of activity related to debt borrowings and payments.

Debt Restrictions
The Company’s senior secured notes and revolving credit facility (credit facility) contain various restrictions, including:
•Limits on dividends and repurchases of the Company’s stock.

•	Restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge, or otherwise fundamentally change the ownership of the Company.
•Limitations on investments, dispositions of assets, and guarantees of indebtedness.
•Other customary affirmative and negative covenants.

These restrictions could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends, or to take advantage of business opportunities, including future acquisitions or dispositions.

Other Issues
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.  Historically, Titan tends to have higher production levels in the first and second quarters.

LIQUIDITY OUTLOOK
At December 31, 2016, the Company had $147.8 million of cash and cash equivalents and $50.0 million invested in certificates of deposit with an original maturity of greater than three months and less than six months. At December 31, 2016, there were no outstanding borrowings on the Company's $150 million revolving credit facility. Titan’s availability under this domestic facility may be less than $150 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At December 31, 2016, an outstanding letter of credit totaled $11.6 million and the remaining amount available under the revolving credit facility was $33.1 million based upon eligible accounts receivable and inventory balances. The cash and cash equivalents balance of $147.8 million includes $61.1 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. However, if foreign funds were needed for U.S. operations, the Company would be required to accrue taxes to repatriate the funds. Currently the Company anticipates that it would utilize net operating loss carry forwards to reduce any U.S. cash tax liability associated with such repatriation. Titan expects to contribute approximately $3 million to its defined benefit pension plans during 2017.

The Company's 5.625% convertible senior subordinated notes, of which $60.2 million were outstanding at December 31, 2016, were scheduled to mature on January 15, 2017. In January 2017, the Company converted 97.1% of the principal balance of these convertible notes into shares of Titan common stock. Prior to maturity, $60.2 million in aggregate principal amount of the convertible notes was outstanding, of which holders of $58.5 million in aggregate principal amount of such notes, or 97.1%, converted their notes into shares of Titan common stock pursuant to the terms of the indenture governing the notes. The $58.5 million in principal amount of converted Notes were converted into 5,462,264 shares of Titan common stock, representing approximately 10% of Titan’s outstanding common stock prior to conversion. Each $1,000 principal amount of the convertible notes was convertible into 93.436 shares of Titan common stock. The remaining $1.7 million principal amount of the convertible notes not converted was paid in cash.

On February 17, 2017, the Company entered into a credit and security agreement with respect to a new $75 million revolving credit facility (credit facility) with agent BMO Harris Bank N.A. and other financial institutions party thereto. The new credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and includes a maturity of the earlier of five years or six months prior to maturity of the Company’s 6.875% senior secured notes due in October 2020. This credit facility replaces the Company’s $150 million revolving credit facility which was previously scheduled to terminate in December 2017.

Capital expenditures for 2017 are forecasted to be approximately $35 million. Cash payments for interest are currently forecasted to be approximately $30 million in 2017 based on the Company's year-end 2016 debt balances and debt maturities. These capital expenditures are anticipated to be used primarily to enhance the Company’s existing facilities and manufacturing capabilities and drive productivity gains.

In the future, Titan may seek to grow by making acquisitions which will depend on the ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition, and to finance those acquisitions.

Subject to the terms of the agreements governing Titan's outstanding indebtedness, the Company may finance future acquisitions with cash on hand, cash from operations, additional indebtedness, issuing additional equity securities, and divestitures.

Cash on hand, anticipated internal cash flows from operations, and utilization of remaining available borrowings are expected to provide sufficient liquidity for working capital needs, debt maturities, capital expenditures, and potential acquisitions. Potential divestitures are also a means to provide for future liquidity needs.

INFLATION
The Company is subject to the effect of price fluctuations. While the cost outlook for commodities used in the Company’s production is not certain, management believes it can manage inflationary pressures reflected in the prices of the raw materials that the Company uses in its products by introducing appropriate sales price adjustments and through contract provisions with OEMs.  However, these price adjustments may lag the inflationary pressures.

CONTRACTUAL OBLIGATIONS
The Company’s contractual obligations at December 31, 2016, consisted of the following (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
6.875% senior secured notes due 2020	$400,000	$—	$—	$400,000	$—
5.625% convertible senior subordinated notes (a)	60,161	60,161	—	—	—
Other debt	50,172	37,264	12,520	388	—
Interest expense (b)	112,223	30,378	58,453	23,392	—
Operating leases	14,907	4,451	6,134	3,235	1,087
Capital leases	902	518	368	16	—
Purchase obligations	37,771	34,516	3,255	—	—
Other long-term liabilities (c)	35,800	3,400	16,500	15,900	—
Total	$711,936	$170,688	$97,230	$442,931	$1,087

(a)	The 5.625% convertible senior subordinated notes were converted in January 2017. See Note 33 for additional information.

(b)
Interest expense is estimated based on the Company’s year-end 2016 debt balances, maturities, and interest rates.  The estimates assume no credit facility borrowings.  The Company’s actual debt balances and interest rates may fluctuate in the future; therefore, actual interest payments may vary from those payments detailed in the above table.

(c)
Other long-term liabilities represent the Company’s estimated funding requirements for defined benefit pension plans. The Company’s liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates, and other factors.  Certain of these assumptions are determined with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends and are subject to a number of risks and uncertainties and may lead to significantly different pension liability funding requirements.

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2016, the Company did not have any off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).

MARKET RISK SENSITIVE INSTRUMENTS

Exchange Rate Sensitivity
The Company is exposed to fluctuations in the Australian dollar, Brazilian real, British pound, euro, Russian ruble and other world currencies.  The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates.  The Company’s net investment in foreign entities translated into U.S. dollars was $344.6 million at December 31, 2016, and $291.4 million at December 31, 2015.  The hypothetical potential loss in value of the Company’s net investment in foreign entities resulting from a 10% adverse change in foreign currency exchange rates at December 31, 2016, would have been approximately $34.5 million.

Commodity Price Sensitivity
The Company does not generally enter into long-term commodity pricing contracts and does not use derivative commodity instruments to hedge its exposures to commodity market price fluctuations.  Therefore, the Company is exposed to price fluctuations of its key commodities, which consist primarily of steel, natural rubber, synthetic rubber, and carbon black. The Company attempts to pass on certain material price increases and decreases to its customers, depending on market conditions.

Interest Rate Sensitivity
The Company has a $150 million credit facility that has a variable interest rate.  As of December 31, 2016, the amount available was $33.1 million based on current accounts receivable and inventory values at certain domestic facilities. If the credit facility were fully drawn to available funds, a change in the interest rate of 100 basis points, or 1%, would have changed the Company’s interest expense by approximately $0.3 million.  At December 31, 2016, there were no borrowings under the credit facility.

MARKET CONDITIONS
In 2016 Titan experienced lower sales when compared to 2015.  The lower sales levels were primarily the result of decreased demand for high horsepower equipment used in the agricultural market, which remains in a cyclical downturn, and lower demand for heavy equipment used in the earthmoving/construction market, which remains depressed due to low commodity prices. Unfavorable currency translation also contributed to the decline in sales.

Energy, raw material, and petroleum-based product costs have been volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK
Agricultural market sales were lower in 2016 when compared to 2015 due to decreased demand for high horsepower equipment used in the agricultural market.  Farm net income declined in 2016 for the third straight year due to lower grain prices. Farm net income is generally expected to be flat in 2017. Declining income levels have reduced demand for large farm equipment. More specifically, large equipment sales have deteriorated significantly since 2013 after a robust cycle in prior years. The mix shift to lower horsepower tractors has had a negative impact on revenue and margin performance. This trend is expected to bottom out sometime in 2017. Most major OEMs are forecasting 2017 agricultural equipment sales to be essentially flat with 2016 within most regions. North American used equipment levels remain relatively high with some decreases recently from peak levels. Excess used equipment inventory and values can also negatively impact the new equipment market. Many variables, including weather, grain prices, export markets, currency, and government policies and subsidies can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving/construction market sales were lower in 2016 when compared to 2015 due to unfavorable currency translation and weak market conditions. Demand for larger products used in the mining industry is expected to improve slightly in 2017, with demand for our products in this market expected to improve nominally as compared to 2016. Demand for small and medium sized earthmoving/construction equipment used in the housing and commercial construction sectors is expected to be flat or up slightly. The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers.

CONSUMER MARKET OUTLOOK
Consumer market sales were lower in 2016 when compared to 2015.  Sales in the consumer market decreased primarily as the result of unfavorable currency translation, the Company's exit of several supply agreements, and price/mix from competitive pressures. The consumer market is expected to remain highly competitive in 2017. The consumer segment is affected by many variables including consumer spending, interest rates, government policies, and other macroeconomic drivers.

PENSIONS
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries.  These plans are described in Note 23 of the Company’s Notes to Consolidated Financial Statements.

The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates, and other factors.  Certain of these assumptions are determined by the Company with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends.  These assumptions are reviewed on a regular basis and revised when appropriate.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements, and the carrying value of the related obligations.  During the year ended December 31, 2016, the Company contributed cash funds of $2.4 million to the pension plans.  Titan expects to contribute approximately $3 million to these pension plans during 2017.

Titan’s projected benefit obligation at December 31, 2016, was $113.1 million, as compared to $115.6 million at December 31, 2015.  The Company’s defined benefit pension plans were underfunded by $35.8 million at December 31, 2016.  During 2016, the Company recorded net periodic pension expense of $2.9 million.  Accumulated other comprehensive loss recorded for defined benefit pension plans, net of tax, was $25.7 million and $26.7 million at December 31, 2016 and 2015, respectively.  Other comprehensive income (loss) is recorded as a direct charge to stockholders’ equity and does not affect net income.  Titan will be required to record net periodic pension cost in the future; these costs may fluctuate based upon revised assumptions and could negatively affect the Company’s financial position, cash flows, and results of operations.

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosure about the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update were deferred by ASU No. 2015-14, "Revenue form Contracts with Customers (Topic 606) Deferral of Effective Date," and are now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is in the process of comparing its current revenue recognition policies to the requirements of ASU No. 2014-09. For the majority of Titan’s revenue arrangements, no significant impacts are expected as these transactions are not accounted for under industry-specific guidance that will be superseded by ASU No. 2014-09 and generally consist of a single performance obligation to transfer promised goods or services. While the Company has not identified any material differences in the amount and timing of revenue recognition related to ASU No. 2014-09, the evaluation is not complete and Titan has not concluded on the overall impacts of adopting ASU No. 2014-09. The guidance provides for adoption either retrospectively to each prior reporting period or as a cumulative-effect adjustment as of the date of adoption. The Company plans to make a determination as to its method of adoption once it more fully completes its evaluation of the impacts of the standard on its revenue recognition and it is better able to evaluate the cost-benefit of each method. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation, and disclosure upon adoption in the year beginning on January 1, 2018.

In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing." This ASU clarifies the following aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients." This ASU affects only narrow aspects of Topic 606 related to assessing the collectability criterion; presentation of sales tax; noncash consideration; and contract modifications and completed contracts at transition. The amendments in these updates affect the guidance in ASU No. 2014-09, and the effective dates are the same as those for ASU No. 2014-09.

In December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers." The amendments in this update affect narrow aspects of the guidance issued in ASU No. 2014-09, and the effective dates are the same as those for ASU No. 2014-09.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory." This update provides that an entity should measure inventory within the scope of the update at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets other than Inventory." This update requires the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business." The amendments in this update provide a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7, Part II of this report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15, Part IV of this report, “Exhibits and Financial Statement Schedules.”

ITEM 9	– CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the December 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief
Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
As previously disclosed under “Item 9A - Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company concluded that Titan’s internal control over financial reporting was not effective as of December 31, 2015, based on the material weakness identified. The material weakness was defined in Titan’s Annual Report on Form 10-K for the year ended December 31, 2015, as follows:
“Titan has experienced significant business changes over the past three years, including rapid global growth from a U.S. based company to a large, multinational organization, operating in more than 16 countries, resulting in unique and discrete complex accounting matters. This growth has introduced a significant increase in the complexity of Titan’s accounting and reporting infrastructure for collecting and analyzing financial information. Additionally, Titan has been experiencing an economic and market downturn, adding to the complexity of assessing goodwill and fixed asset impairments, valuation of inventory and other complex accounting transactions from a global perspective. Titan’s current accounting and reporting infrastructure does not possess the proper resources, processes and systems to effectively address the complex accounting transactions, resulting from its recent international growth and economic/market decline.”

Management’s Remediation Activities
During 2016, management invested significant time and effort to remediate the material weakness. Specifically, the following remediation actions were taken and completed:

•	People - Titan enhanced its accounting and reporting infrastructure by augmenting the team with professionals who possess the commensurate accounting skill sets.

•
Processes - Titan strengthened its control environment and overall business processes to mitigate risk and provide reasonable assurance of materially accurate financial statement reporting, including increased levels of management review and updated financial policies.

•	Systems - Titan augmented its current system infrastructure to provide reasonable assurance that accurate, timely data is reported.
Other than the changes disclosed above, there were no changes in internal control over financial reporting (as defined by Rules 13a-15 and 15d-15) that occurred during the fourth quarter ended December 31, 2016, that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

Titan management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the "Internal Control-Integrated Framework (2013)." Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.
The effectiveness of Titan's internal control over financial reporting as of December 31, 2016, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report within this Form 10-K.

Inherent Limitations on the Effectiveness of Controls
Because of its inherent limitations, the Company's disclosure controls and procedures or internal control over financial reporting may not prevent or detect all misstatements or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur due to simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B – OTHER INFORMATION

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors
The information required by this item regarding the Company’s directors is incorporated by reference to the Company’s 2017 Proxy Statement under the captions “Election of Directors,” “Directors Continuing in Office,” “Committees and Meetings of the Board of Directors” and “Corporate Governance.”

Executive Officers and Chairman
The names, ages, and positions of all executive officers and of the Chairman of the Company are listed below, followed by a brief account of their business experience during the past five years.  Officers are normally appointed annually by the Board of Directors at a meeting immediately following the Annual Meeting of Stockholders.  There is no arrangement or understanding between any officer and any other person pursuant to which an officer was selected.

Maurice M. Taylor Jr., 72, was Chief Executive Officer and has been a Director of the Company since 1990, when Titan was acquired in a management-led buyout by investors, including Mr. Taylor.  Mr. Taylor served as President of the Company from 1990 to 2005 and was appointed Chairman in 2005. In December of 2016, Mr. Taylor retired as Chief Executive Officer. Mr. Taylor will continue as Chairman.

Paul G. Reitz, 44, joined the Company in July 2010 as Chief Financial Officer.  Mr. Reitz was appointed President in February 2014. In December 2016, Mr. Reitz was appointed President and Chief Executive Officer.

James M. Froisland, 66, joined the Company in December 2016 as Chief Financial Officer. Mr. Froisland served as the Company's Interim Chief Financial Officer since May 2016. Prior to joining Titan, Mr. Froisland was an independent consultant, providing consulting and advisory services concerning strategy, capital structure, valuations, information technology, and served in Interim Chief Financial Officer roles from 2012 to 2016. He was Interim Chief Financial Officer of InfuSystem Holdings, Inc., a NYSE listed provider of infusion pumps and related services to hospitals, oncology practices, and other alternative site healthcare providers from 2010 to 2012. Mr. Froisland served as a director of Westell Technologies, Inc. from 2009 to 2014.

Michael G. Troyanovich, 59, joined the Company in August 2011 as Assistant General Counsel. Mr. Troyanovich was appointed Secretary in December 2012, and General Counsel in June 2013.

Section 16(a) Beneficial Ownership Reporting Compliance
The information required by this item regarding beneficial ownership reporting compliance is incorporated by reference to the Company’s 2017 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Business Conduct Policy
The Company adopted a business conduct policy, which is applicable to directors, officers and employees.  The Company has also adopted corporate governance guidelines.  The business conduct policy and corporate governance guidelines are available under the investor information category of the Company’s website, www.titan-intl.com.  The Company intends to satisfy disclosure requirements regarding amendments to or waivers from its business conduct policy by posting such information on its website.  Printed copies of the business conduct policy and corporate governance guidelines are available, without charge, by writing to:  Titan International, Inc., c/o Corporate Secretary, 2701 Spruce Street, Quincy, IL 62301.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s 2017 Proxy Statement under the caption “Compensation of Executive Officers.”

ITEM 12– SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information concerning equity compensation plans, the information required by this item is incorporated by reference to the Company’s 2017 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table provides information about shares of Titan common stock authorized for issuance under Titan’s equity compensation plans, as of December 31, 2016:

Equity Compensation Plan Information

	(i) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(ii) Weighted-average exercise price of outstanding options, warrants and rights	(iii) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i))
Equity compensation plans approved by security holders	807,520	(a)	18.13	2,078,112
Equity compensation plans not approved by security holders	—		—	—
Total	807,520		18.13	2,078,112

(a)	Amount includes outstanding stock options under the Company’s 2005 Equity Incentive Plan.

For additional information regarding the Company’s equity compensation plans, please see Note 24 of the Company’s Notes to Consolidated Financial Statements.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s 2017 Proxy Statement under the captions “Related Party Transactions” and “Corporate Governance” and also appears in Note 29 of the Company’s Notes to Consolidated Financial Statements.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s 2017 Proxy Statement under the caption “Audit and Other Fees.”

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The accompanying Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	March 14, 2017	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2017.

Signatures	Capacity

/s/ PAUL G. REITZ	President and Chief Executive Officer
Paul G. Reitz	(Principal Executive Officer)

/s/ JAMES M. FROISLAND	Chief Financial Officer
James M Froisland	(Principal Financial Officer)

/s/ CHRIS BOHNERT	Chief Accounting Officer
Chris Bohnert	(Principal Accounting Officer)

/s/ MAURICE M. TAYLOR JR.	Chairman
Maurice M. Taylor Jr.

/s/ RICHARD M. CASHIN JR.	Director
Richard M. Cashin Jr.

/s/ GARY L. COWGER	Director
Gary L. Cowger

/s/ ALBERT J. FEBBO	Director
Albert J. Febbo

/s/ PETER MCNITT	Director
Peter McNitt

/s/ DR. MARK RACHESKY	Director
Dr. Mark Rachesky

/s/ ANTHONY L. SOAVE	Director
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

10.2 (d)	2005 Equity Incentive Plan as Amended
10.3 (e)	Annual Incentive Compensation Plan
10.4 (f)	Paul G. Reitz Employment Agreement
10.5 (g)	Paul G. Reitz Employment Agreement Amendment
10.6 (h)	James M. Froisland Employment Agreement
10.7 (f)	Michael G. Troyanovich Employment Agreement
10.8 (e)	Trademark License Agreement with The Goodyear Tire & Rubber Company **
10.9 (i)	Second Amended and Restated Credit Agreement among the Company and Bank of America, N.A. dated as of December 21, 2012
10.10 (j)
Agreement, dated as of February 26, 2016, by and among the Company and MHR Institutional Partners III LP, MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Advisors III LLC, MHR Advisors LLC, MHRC LLC, MHR Fund Management LLC, MHR Holdings LLC and Mark H. Rachesky

10.11 (k)	Audit Committee Observer Agreement, dated as of September 29, 2016
10.12*	Credit and Security Agreement with agent BMO Harris Bank N. A., dated as of February 17, 2017
21*	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith
** Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

(a)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on June 29, 2015 (No. 1-12936).

(b)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on December 21, 2009 (No. 1-12936).

(c)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on October 7, 2013. (No. 1-12936).

(d)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on March 28, 2011.

(e)	Incorporated by reference to the same numbered exhibit contained in the Company's Form 10-Q for the quarterly period ended March 31, 2016 (No. 1-12936).

(f)	Incorporated by reference to the same numbered exhibit contained in the Company's Current Report on Form 8-K filed on December 23, 2015 (No. 1-12936).

(g)	Incorporated by reference to the same numbered exhibit contained in the Company's Current Report on Form 8-K filed on December 9, 2016 (No. 1-12936).

(h)	Incorporated by reference to the same numbered exhibit contained in the Company's Current Report on Form 8-K filed on December 7, 2016 (No. 1-12936).

(i)	Incorporated by reference to the same numbered exhibit contained in the Company's Form 10-Q for the quarterly period ended June 30, 2013 (No. 1-12936).

(j)	Incorporated by reference to the same numbered exhibit contained in the Company's Current Report on Form 8-K filed on February 29, 2016 (No. 1-12936).

(k)	Incorporated by reference to the same numbered exhibit contained in the Company's Current Report on Form 8-K filed on October 3, 2016 (No. 1-12936).

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

The Board of Directors of the Company has an Audit Committee comprised entirely of outside directors who are independent of management.  The Committee meets periodically with management, the internal auditors, and the independent registered public accounting firm to review accounting control, auditing, and financial reporting matters.  The Audit Committee is responsible for the appointment of the independent registered public accounting firm and approval of their fees.

The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  The consolidated financial statements as of December 31, 2016, have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and
Shareholders of Titan International, Inc.
We have audited the accompanying consolidated balance sheets of Titan International, Inc. (a Delaware corporation) and subsidiaries (together, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titan International, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance in 2016, related to the presentation of debt issuance costs.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2017 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Chicago, Illinois
March 14, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and
Shareholders of Titan International, Inc.
We have audited the internal control over financial reporting of Titan International, Inc. (a Delaware corporation) and subsidiaries (together, the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 14, 2017 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Chicago, Illinois
March 14, 2017

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,
	2016	2015	2014
Net sales	$1,265,497	$1,394,771	$1,895,527
Cost of sales	1,123,015	1,256,962	1,714,952
Mining asset impairment and inventory write-down	—	—	39,932
Gross profit	142,482	137,809	140,643
Selling, general and administrative expenses	144,988	140,393	173,614
Research and development expenses	9,971	11,162	14,005
Royalty expense	8,856	10,533	14,078
Non-cash goodwill impairment charge	—	—	36,571
Loss from operations	(21,333)	(24,279)	(97,625)
Interest expense	(32,539)	(34,032)	(36,564)
Foreign exchange gain (loss)	8,550	(4,758)	(31,713)
Other income	12,466	11,063	13,658
Loss before income taxes	(32,856)	(52,006)	(152,244)
Provision (benefit) for income taxes	3,281	38,281	(21,819)
Net loss	(36,137)	(90,287)	(130,425)
Net loss attributable to noncontrolling interests	(2,150)	(14,654)	(49,964)
Net loss attributable to Titan	(33,987)	(75,633)	(80,461)
Redemption value adjustment	(9,556)	(17,668)	(49,277)
Net loss applicable to common shareholders	$(43,543)	$(93,301)	$(129,738)

Earnings per common share:
Basic	$(.81)	$(1.74)	$(2.43)
Diluted	$(.81)	$(1.74)	$(2.43)
Average common shares and equivalents outstanding:
Basic	53,916	53,696	53,497
Diluted	53,916	53,696	53,497

Dividends declared per common share:	$.02	$.02	$.02

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(All amounts in thousands)

	Year ended December 31,
	2016	2015	2014
Net loss	$(36,137)	(90,287)	$(130,425)
Currency translation adjustment	5,857	(79,196)	(63,424)
Pension liability adjustments, net of tax of $215, $(439), and $3,035, respectively	1,071	(662)	(5,129)
Comprehensive loss	(29,209)	(170,145)	(198,978)
Net comprehensive income (loss) attributable to redeemable and noncontrolling interests	5,305	(19,391)	(68,856)
Comprehensive loss attributable to Titan	$(34,514)	$(150,754)	$(130,122)

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$147,827	$200,188
Certificates of deposit	50,000	—
Accounts receivable (net of allowance of $3,344 and $4,527, respectively)	179,384	177,389
Inventories	269,291	269,791
Prepaid and other current assets	79,734	62,633
Total current assets	726,236	710,001
Property, plant and equipment, net	437,201	450,020
Deferred income taxes	4,663	5,967
Other long-term assets	94,851	104,242
Total assets	$1,262,951	$1,270,230

Liabilities
Current liabilities
Short-term debt	$97,412	$31,222
Accounts payable	148,255	123,154
Other current liabilities	120,437	115,721
Total current liabilities	366,104	270,097
Long-term debt	408,760	475,443
Deferred income taxes	13,183	14,509
Other long-term liabilities	80,161	88,324
Total liabilities	868,208	848,373
Commitments and contingencies: Notes 10, 25, 26 and 27

Redeemable noncontrolling interest	104,809	77,174

Equity
Titan stockholders' equity
Common stock ($0.0001 par, 120,000,000 shares authorized, 55,253,092 issued)	—	—
Additional paid-in capital	479,075	497,008
Retained earnings	14,269	49,297
Treasury stock (at cost, 1,083,212 and 1,339,583 shares, respectively)	(10,119)	(12,420)
Stock reserved for deferred compensation	(1,075)	(1,075)
Accumulated other comprehensive loss	(188,278)	(187,751)
Total Titan stockholders’ equity	293,872	345,059
Noncontrolling interests	(3,938)	(376)
Total equity	289,934	344,683
Total liabilities and equity	$1,262,951	$1,270,230

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(All amounts in thousands, except share data)

	Number of common shares	Common Stock	Additional paid-in capital	Retained earnings	Treasury stock	Stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2014	53,560,872	—	558,637	207,541	(15,586)	(1,075)	(61,794)	687,723	21,158	708,881
Net income *				(80,461)				(80,461)	(12,320)	(92,781)
CTA, net of tax *							(44,554)	(44,554)	(1,467)	(46,021)
Pension liability adjustments, net of tax							(5,129)	(5,129)		(5,129)
Dividends declared				(1,073)				(1,073)		(1,073)
Restricted stock awards vesting	139,250		(1,250)		1,250			—		—
Exercise of stock options	8,971		60		81			141		141
Acquisition of additional interest	—		(49)				(1,153)	(1,202)	—	(1,202)
Redemption Value Adjustment			(49,277)					(49,277)	—	(49,277)
Stock-based compensation			5,360					5,360		5,360
Tax benefit related to stock-based compensation			(672)					(672)		(672)
Issuance of treasury stock under 401(k) plan	39,935		281		358			639		639
Balance December 31, 2014	53,749,028	—	513,090	126,007	(13,897)	(1,075)	(112,630)	511,495	7,371	518,866
Net loss *				(75,633)				(75,633)	(7,640)	(83,273)
CTA, net of tax *							(74,459)	(74,459)	(65)	(74,524)
Pension liability adjustments, net of tax							(662)	(662)		(662)
Dividends declared				(1,077)				(1,077)		(1,077)
Restricted stock awards vesting	86,500		(777)		777			—		—
Exercise of stock options	12,500		33		112			145		145
Dissolution of subsidiary								—	(42)	(42)
Redemption value adjustment			(17,668)					(17,668)		(17,668)
Stock-based compensation			2,335					2,335		2,335
Issuance of treasury stock under 401(k) plan	65,481		(5)		588			583		583
Balance December 31, 2015	53,913,509	—	497,008	49,297	(12,420)	(1,075)	(187,751)	345,059	(376)	344,683
Net loss *				(33,987)				(33,987)	(4,346)	(38,333)
CTA, net of tax *							1,893	1,893	119	2,012
Pension liability adjustments, net of tax							1,071	1,071		1,071
Dividends declared				(1,081)				(1,081)		(1,081)
Restricted stock awards	162,880		(1,463)		1,463			—		—
Acquisition of additional interest			(8,548)	40			(3,491)	(11,999)	(40)	(12,039)
Redemption value adjustment			(9,556)					(9,556)	—	(9,556)
Stock-based compensation			1,954					1,954		1,954
VIE consolidation and distributions								—	705	705
Issuance of treasury stock under 401(k) plan	93,491		(320)		838			518		518
Balance December 31, 2016	54,169,880	$—	$479,075	$14,269	$(10,119)	$(1,075)	$(188,278)	$293,872	$(3,938)	$289,934

* Net income (loss) excludes income (loss) attributable to redeemable noncontrolling interest of $(37,644), $(7,014), and $2,196 for 2014, 2015, and 2016, respectively. CTA excludes $(17,403), $(4,672), and $3,844 for 2014, 2015, and 2016, respectively.

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
Cash flows from operating activities:	2016	2015	2014
Net loss	$(36,137)	$(90,287)	$(130,425)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,768	69,618	88,704
Mining asset impairment	—	—	23,242
Mining inventory write-down	—	—	16,690
Deferred income tax provision	(680)	27,969	(24,800)
Non-cash goodwill impairment charge	—	—	36,571
Stock-based compensation	1,993	2,335	5,360
Excess tax benefit from stock-based compensation	—	—	672
Issuance of treasury stock under 401(k) plan	518	583	639
Foreign currency translation loss	9,734	12,058	8,829
(Increase) decrease in assets:
Accounts receivable	4,007	497	54,686
Inventories	4,374	31,333	20,933
Prepaid and other current assets	(16,718)	9,946	30,324
Other long-term assets	(109)	(4,780)	(1,145)
Increase (decrease) in liabilities:
Accounts payable	20,953	1,402	(26,135)
Other current liabilities	3,635	(172)	(2,089)
Other liabilities	(7,838)	3,428	15,764
Net cash provided by operating activities	43,500	63,930	117,820
Cash flows from investing activities:
Capital expenditures	(41,948)	(48,429)	(58,439)
Acquisitions, net of cash acquired	—	—	(13,395)
Certificates of deposit	(50,000)	—	—
Decrease in restricted cash deposits	—	—	14,268
Other	2,222	(1,508)	1,296
Net cash used for investing activities	(89,726)	(49,937)	(56,270)
Cash flows from financing activities:
Proceeds from borrowings	17,285	5,727	15,708
Payment on debt	(22,634)	(5,521)	(60,345)
Proceeds from exercise of stock options	—	145	141
Excess tax benefit from stock-based compensation	—	—	(672)
Payment of financing fees	—	—	(33)
Dividends paid	(1,081)	(1,077)	(1,073)
Net cash used for financing activities	(6,430)	(726)	(46,274)
Effect of exchange rate changes on cash	295	(14,530)	(3,185)
Net increase (decrease) in cash and cash equivalents	(52,361)	(1,263)	12,091
Cash and cash equivalents, beginning of year	200,188	201,451	189,360
Cash and cash equivalents, end of year	$147,827	$200,188	$201,451

Supplemental information:
Interest paid	$34,380	$34,072	$34,014
Income taxes paid, net of refunds received	$5,463	$(195)	$(25,588)

 See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business
Titan International, Inc. and its subsidiaries (Titan or the Company) are leading manufacturers of wheels, tires, and undercarriage systems and components for off-highway vehicles used in the agricultural, earthmoving/construction, and consumer segments.  Titan manufactures both wheels and tires for the majority of these market applications, allowing the Company to provide the value-added service of delivering complete wheel and tire assemblies.  The Company offers a broad range of products that are manufactured to meet the specifications of original equipment manufacturers (OEMs) and/or the requirements of aftermarket customers.

Principles of consolidation
The consolidated financial statements include the accounts of all majority-owned subsidiaries and variable interest entities in which Titan is the primary beneficiary. Investments in companies in which Titan does not own a majority interest and Titan has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Investments in other companies are carried at cost. All significant intercompany accounts and transactions have been eliminated. The Company consolidates the Voltyre-Prom subsidiary for which it acts as operating partner. See Note 13 for additional information.

Cash and cash equivalents
The Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents. The cash in the Company's U.S. banks is not fully insured by the Federal Deposit Insurance Corporation. The Company had $61.1 million and $57.8 million of cash in foreign bank accounts at December 31, 2016 and 2015, respectively. The Company's cash in its foreign bank accounts is not fully insured.

Certificates of deposit
The certificates of deposit financial line item includes certificates of deposit with an original maturity of more than three months but less than one year.

Accounts receivable and allowance for doubtful accounts
The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. An allowance for uncollectible receivables is recorded based upon known bad debt risks and past loss history. Actual collection experience may differ from the current estimate of net receivables.

Inventories
Inventories are valued at the lower of cost or market.  The majority of the Company's inventories were valued under the first in, first out (FIFO) method or average cost method. Approximately 7% and 8% of the Company's inventories at December 31, 2016 and 2015, respectively, were valued under the last in, first out (LIFO) method.  The majority of the steel inventory in North America is accounted for under the LIFO method. Market value is estimated based on current selling prices.  Estimated provisions are established for slow-moving and obsolete inventory.

Fixed assets
Property, plant, and equipment have been recorded at cost.  Depreciation is provided using the straight-line method over the following estimated useful lives of the related assets:

Years
Building and improvements	25 - 40
Machinery and equipment	7 - 20
Tools, dies, and molds	2 - 9

Maintenance and repairs are expensed as incurred.  When property, plant, and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are eliminated, and any gain or loss on disposition is included in the accompanying Consolidated Statements of Operations.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest is capitalized on fixed asset projects which are constructed over a period of time.  The amount of interest capitalized is determined by applying a weighted average interest rate to the average amount of accumulated expenditures for the asset during the period.  The interest rate used is based on the rates applicable to borrowings outstanding during the period. Interest capitalized was $1.2 million, $0.8 million, and $0.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, certificates of deposit, accounts receivable, notes receivable, accounts payable, other accruals, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.875% senior secured notes due 2020 (senior secured notes) and 5.625% convertible senior subordinated notes due 2017 (convertible notes) are carried at cost of $400.0 million and $60.2 million at December 31, 2016, respectively. The fair value of the senior secured notes due 2020 at December 31, 2016, as obtained through an independent pricing source, was approximately $392.0 million.
Impairment of long-lived assets
The Company reviews long-lived assets to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable.  Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset.  Impairment losses are measured as the excess of the carrying value of the asset over the estimated fair value of the asset.

As a result of current operating losses combined with a history of operating losses, the Company determined that events and circumstances indicated that the carrying value of fixed assets may not be recoverable for two asset groups in the fourth quarter of 2016 and one asset group in the fourth quarter of 2015. These asset groups were reviewed for recoverability, however after the Company’s analysis no impairment was identified. As a result of the continued mining downturn combined with a history of operating losses, the Company determined in the second quarter of 2016, that the carrying value of the fixed assets at the Bryan, Ohio location may not be recoverable, however after the Company’s analysis no impairment was identified.
Investments
The Company had an equity method investment of $40.8 million in Wheels India Limited as of December 31, 2016, representing a 34.2% ownership. This equity method investment is included in other long-term assets in the Consolidated Balance Sheets. The value of this investment based on the December 31, 2016, market price was $70.3 million. The Company assesses the carrying value of its equity method investments whenever events and circumstances indicate that the carrying values may not be recoverable. Investment write-downs, if necessary, are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. These write-downs, if any, are measured as the excess of the carrying value of the asset over the discounted expected future cash flows or the estimated fair value of the asset.

The Company uses the cost method to account for investments in entities that are not consolidated or accounted for under the equity method. Under the cost method, investments are reported at cost in other long-term assets on the Consolidated Balance Sheets. The fair values of cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair values of the investments.

Foreign currency translation
The financial statements of the Company’s foreign subsidiaries are translated to United States currency.  Assets and liabilities are translated to United States dollars at period-end exchange rates.  Income and expense items are translated at average rates of exchange prevailing during the period.  Translation adjustments are included in “Accumulated other comprehensive loss” in stockholders’ equity.  Gains and losses that result from foreign currency transactions are included in the accompanying Consolidated Statements of Operations.
Impairment of goodwill
The Company reviews goodwill to assess recoverability from future operations during the fourth quarter of each annual reporting period and whenever events and circumstances indicate that the carrying values may not be recoverable.  In the fourth quarter of 2014, the Company recorded a non-cash charge for the impairment of goodwill of $36.6 million on both a pre-tax and after-tax basis. The charge included $11.4 million of earthmoving/construction goodwill related to the acquisition of Titan Australia; $9.6 million of agricultural goodwill related to the acquisition of the Latin America farm tire business; and $15.6 million of goodwill related to the acquisition of Voltyre-Prom. The Voltyre-Prom goodwill included $11.0 million in the agricultural segment, $2.6 million in the earthmoving/construction segment, and $2.0 million in the consumer segment. The Company had no remaining goodwill after the impairment. See Note 19 for additional information.

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

Cost of sales
Cost of sales is comprised primarily of direct materials and supplies consumed in the manufacturing of the Company’s products, as well as manufacturing labor, depreciation expense, and overhead expense necessary to acquire and convert the purchased materials and supplies into a finished product.  Cost of sales also includes all purchasing, receiving, inspection, internal transfers, and related distribution costs.

Selling, general, and administrative expense
Selling, general, and administrative (SG&A) expense is comprised primarily of sales commissions, marketing expense, selling, and administrative wages, information system costs, legal fees, bank charges, professional fees, depreciation and amortization expense on non-manufacturing assets, and other administrative items.

Research and development expense
Research and development (R&D) expenses are expensed as incurred.  R&D costs were $10.0 million, $11.2 million, and $14.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Advertising
Advertising expenses are included in SG&A expense and are expensed as incurred.  Advertising costs were approximately $4.8 million for the year ended December 31, 2016, and approximately $3.8 million and $4.9 million for the years ended December 31, 2015 and 2014, respectively.

Warranty costs
The Company provides limited warranties on workmanship on its products in all market segments.  The provision for estimated warranty costs is made in the period when such costs become probable and is based on past warranty experience.  See Note 9 for additional information.

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

Earnings per share
Basic earnings per share (EPS) is computed by dividing consolidated net earnings applicable to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing adjusted consolidated net earnings applicable to common shareholders by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. Potential common shares consist of outstanding options under the Company’s stock compensation plans and shares issuable upon conversion of the Company’s convertible notes.

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

Stock-based compensation
The Company has one stock-based compensation plan, which is described in Note 24.  Compensation expense for stock-based compensation is recognized over the requisite service period at the estimated fair value of the award at the grant date.  The Company granted 60,000; 60,000; and 59,000 stock options in 2016, 2015, and 2014, respectively. The Company granted 123,500 and 10,000 restricted stock awards in 2015 and 2014, respectively. The Company did not grant any restricted stock awards in 2016.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates
The policies utilized by the Company in the preparation of the financial statements conform to accounting principles generally accepted in the United States of America and require management to make estimates, assumptions, and judgments that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual amounts could differ from these estimates and assumptions.

Changes in Accounting Principle
The Company adopted Accounting Standards Update (ASU) No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" effective for the year ended December 31, 2016. This update amended existing guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. As a result of adopting this update, $5 million of debt issuance cost was reclassified from other long-term assets to long-term debt as of December 31, 2015.

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosure about the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update were deferred by ASU No. 2015-14, "Revenue form Contracts with Customers (Topic 606) Deferral of Effective Date," and are now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is in the process of comparing its current revenue recognition policies to the requirements of ASU No. 2014-09. For the majority of Titan’s revenue arrangements, no significant impacts are expected as these transactions are not accounted for under industry-specific guidance that will be superseded by ASU No. 2014-09 and generally consist of a single performance obligation to transfer promised goods or services. While the Company has not identified any material differences in the amount and timing of revenue recognition related to ASU No. 2014-09, the evaluation is not complete and Titan has not concluded on the overall impacts of adopting ASU No. 2014-09. The guidance provides for adoption either retrospectively to each prior reporting period or as a cumulative-effect adjustment as of the date of adoption. The Company plans to make a determination as to its method of adoption once it more fully completes its evaluation of the impacts of the standard on its revenue recognition and it is better able to evaluate the cost-benefit of each method. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation, and disclosure upon adoption in the year beginning on January 1, 2018.

In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing." This ASU clarifies the following aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients." This ASU affects only narrow aspects of Topic 606 related to assessing the collectability criterion; presentation of sales tax; noncash consideration; and contract modifications and completed contracts at transition. The amendments in these updates affect the guidance in ASU No. 2014-09, and the effective dates are the same as those for ASU No. 2014-09.

In December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers." The amendments in this update affect narrow aspects of the guidance issued in ASU No. 2014-09, and the effective dates are the same as those for ASU No. 2014-09.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory." This update provides that an entity should measure inventory within the scope of the update at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets other than Inventory." This update requires the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business." The amendments in this update provide a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

Reclassification
The Company implemented new technology resources which has allowed more accurate segregation of sales and profit by segment in 2016. The segment information included in the Company's consolidated financial statements for 2015 and 2014 has been updated to be consistent. As a result of the reclassification, the 2015 segment sales for the agricultural segment decreased by $71.9 million, earthmoving/construction increased $61.1 million, and consumer increased by $10.8 million. The 2014 reclassification decreased segment sales for the agricultural segment by $92.8 million, increased earthmoving/construction by $74.1 million, and increased consumer by $18.7 million.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2016 and 2015, consisted of the following (amounts in thousands):

	2016	2015
Accounts receivable	$182,728	$181,916
Allowance for doubtful accounts	(3,344)	(4,527)
Accounts receivable, net	$179,384	$177,389

Accounts receivable are reduced by an allowance for doubtful accounts which is based on known risks and historical losses.
3. INVENTORIES

Inventories at December 31, 2016 and 2015, consisted of the following (amounts in thousands):

	2016	2015
Raw material	$76,380	$85,490
Work-in-process	32,395	31,866
Finished goods	163,461	158,997
	272,236	276,353
Adjustment to LIFO basis	(2,945)	(6,562)
	$269,291	$269,791

If the Company had liquidated the balance of the LIFO basis inventory on December 31, 2016 or 2015, it would have incurred a tax charge of $1.1 million or $2.5 million, respectively.

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2016 and 2015, consisted of the following (amounts in thousands):

	2016	2015
Factory supplies	$25,177	$26,804
Assets held for sale	8,843	2,522
Prepaid expense	8,320	5,660
Prepaid taxes	7,360	5,469
Prepaid royalty	6,973	5,863
Value added tax	6,258	5,099
Prepaid insurance	3,124	3,570
Deposits	2,640	842
Volume rebate	1,430	—
Derivative financial instruments	988	66
Duty receivable	899	3,166
Other	7,722	3,572
	$79,734	$62,633

The assets held for sale at December 31, 2016, include $7.3 million for a building in Italy, for which the sale is expected to be completed in the second quarter of 2017.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31, 2016 and 2015, consisted of the following (amounts in thousands):

	2016	2015
Land and improvements	$43,871	$46,776
Buildings and improvements	239,036	241,666
Machinery and equipment	573,717	540,549
Tools, dies, and molds	106,695	102,723
Construction-in-process	43,080	36,500
	1,006,399	968,214
Less accumulated depreciation	(569,198)	(518,194)
	$437,201	$450,020

Depreciation, including depreciation on capital leases, related to property, plant, and equipment for the years 2016, 2015, and 2014 totaled $55.8 million, $64.5 million, and $82.7 million, respectively.

Capital leases included in property, plant, and equipment at December 31, 2016 and 2015, consisted of the following (amounts in thousands):

	2016	2015
Buildings and improvements	$3,565	$3,694
Less accumulated amortization	(1,923)	(1,847)
	$1,642	$1,847

Machinery and equipment	$31,331	$32,992
Less accumulated amortization	(26,502)	(26,298)
	$4,829	$6,694

6. OTHER LONG-TERM ASSETS

Other long-term assets at December 31, 2016 and 2015, consisted of the following (amounts in thousands):

	2016	2015
Investment in Wheels India Limited	$40,766	$42,555
Amortizable intangibles	16,401	17,798
Investments for deferred compensation	9,668	9,480
Notes receivable	6,000	6,000
Income tax receivable	5,668	4,854
Prepaid software	3,807	3,883
Other equity investments	3,149	3,576
Prepaid royalty	1,702	9,062
Deferred financing costs	273	554
Other	7,417	6,480
	$94,851	$104,242

The investments for deferred compensation are being treated as trading securities.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INTANGIBLE ASSETS

The components of intangible assets for the years ended December 31, 2016 and 2015, were as follows (amounts in thousands):

	Weighted- Average Useful Lives (in Years)	2016	2015
Amortizable intangible assets:
Customer relationships	10.7	$13,171	$13,413
Patents, trademarks, and other	8.1	14,629	13,237
Total at cost		27,800	26,650
Less accumulated amortization		(11,399)	(8,852)
		$16,401	$17,798

Amortization related to intangible assets for the years 2016, 2015, and 2014 totaled $2.2 million, $3.0 million, and $4.4 million, respectively.

The estimated aggregate amortization expense at December 31, 2016, for each of the years (or other periods) set forth below is as follows (amounts in thousands):

2017	$2,063
2018	2,000
2019	2,000
2020	2,000
2021	1,261
Thereafter	7,077
$16,401

As a result of the continued downturn in the mining industry through 2016, the Company tested the Australian intangibles for impairment during the fourth quarters of both 2016 and 2015. The Australian intangibles totaled $9.1 million and $10.1 million at December 31, 2016 and 2015, respectively, and consist primarily of customer relationships. No impairment was indicated in either period.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2016 and 2015, consisted of the following (amounts in thousands):

	2016	2015
Wages and benefits	$23,989	$19,561
Warranty	17,926	23,121
Insurance	15,504	14,011
Incentive compensation	14,666	8,495
Accrued interest	8,680	8,677
Accounts receivable credits	7,618	9,281
Accrued other taxes	5,831	5,881
Italian government grant	5,791	871
Customer rebates	4,641	4,512
Liabilities held for sale	—	1,529
Other	15,791	19,782
	$120,437	$115,721

9. WARRANTY

Changes in the warranty liability consisted of the following (amounts in thousands):

	2016	2015
Warranty liability, January 1	$23,121	$28,144
Provision for warranty liabilities	7,459	9,688
Warranty payments made	(12,654)	(14,711)
Warranty liability, December 31	$17,926	$23,121

The Company provides limited warranties on workmanship on its products in all market segments.  The majority of the Company’s products are subject to a limited warranty that ranges between less than one year and ten years, with certain products being prorated after the first year.  The Company calculates a provision for warranty expense based on past warranty experience.  Warranty accruals are included as a component of other current liabilities on the Consolidated Balance Sheets.

10. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following as of the dates set forth below (amounts in thousands):

	December 31, 2016
	Principal Balance	Unamortized Discount	Net Carrying Amount
6.875% senior secured notes due 2020	$400,000	$(4,148)	$395,852
5.625% convertible senior subordinated notes due 2017	60,161	(13)	60,148
Titan Europe credit facilities	33,710	—	33,710
Other debt	15,560	—	15,560
Capital leases	902	—	902
Total debt	510,333	(4,161)	506,172
Less amounts due within one year	97,425	(13)	97,412
Total long-term debt	$412,908	$(4,148)	$408,760

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Principal Balance	Unamortized Discount	Net Carrying Amount
6.875% senior secured notes due 2020	$400,000	$(4,640)	$395,360
5.625% convertible senior subordinated notes due 2017	60,161	(321)	59,840
Titan Europe credit facilities	38,059	—	38,059
Other debt	11,531	—	$11,531
Capital leases	1,875	—	$1,875
Total debt	511,626	(4,961)	506,665
Less amounts due within one year	31,222	—	31,222
Total long-term debt	$480,404	$(4,961)	$475,443

Aggregate maturities of long-term debt at December 31, 2016, for each of the years set forth below are as follows (amounts in thousands):

2017	$97,425
2018	4,663
2019	7,857
2020	400,386
2021	2
$510,333

6.875% senior secured notes due 2020
The Company’s 6.875% senior secured notes (senior secured notes due 2020) are due October 2020. These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois. The outstanding balance for the Company's senior secured notes due 2020 was $400.0 million at December 31, 2016.

5.625% convertible senior subordinated notes due 2017
The Company's convertible notes, of which $60.2 million were outstanding at December 31, 2016, were due January 2017. See Note 33 for information related to the subsequent conversion of a substantial majority of these convertible notes.

Titan Europe credit facilities
The Titan Europe credit facilities included borrowings from various institutions totaling $33.7 million at December 31, 2016. Maturity dates on this debt range from less than one year to three years and interest rates range from 5% to 6.9%. The Titan Europe facilities are primarily secured by the assets of its subsidiaries in Italy, Spain, Germany, and Brazil.

Revolving credit facility
The Company’s $150 million revolving credit facility (credit facility) with agent Bank of America, N.A. has a December 2017 termination date and is collateralized by the accounts receivable and inventory of certain of the Company's domestic subsidiaries.  Titan’s availability under this domestic facility may be less than $150 million as a result of eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At December 31, 2016, an outstanding letter of credit totaled $11.6 million and the remaining amount available under the credit facility for borrowings or letters of credit was $33.1 million based on eligible accounts receivable and inventory balances. During 2016 and at December 31, 2016, there were no borrowings under the credit facility. See Note 33 for information related to the subsequent replacement of this credit facility.

Other Debt
Titan Brazil had working capital loans for the Sao Paulo, Brazil manufacturing facility totaling $11.6 million at December 31, 2016. Maturity dates on this debt range from less than one year up to two years and interest rates range from 5.5% to 8%.

Voltyre-Prom had working capital loans totaling $3.9 million at December 31, 2016. Maturity dates on this debt range from less than one year up to three years and interest rates range from 11.2% to 11.3%.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2016 and 2015, consisted of the following (amounts in thousands):

	2016	2015
Accrued pension liabilities	$34,919	$36,405
Income tax liabilities	16,073	17,985
Accrued employment liabilities	13,397	14,452
Italian government grant	9,423	13,952
Other	6,349	5,530
	$80,161	$88,324

12. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is recorded as an offset to currency exchange gain/loss. For the year ended December 31, 2016, the Company recorded currency exchange gain of $1.0 million related to these derivatives.

13. REDEEMABLE NONCONTROLLING INTEREST

The Company, in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF), owns all of the equity interests in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia. The Company is party to a shareholders' agreement with OEP and RDIF which was entered into in connection with acquisition of Voltyre-Prom. The agreement contains a settlement put option which is exercisable beginning in July 2018 through December of 2018 and may require Titan to purchase the indirect equity interests in Voltyre-Prom of OEP and RDIF with cash or Titan common stock, at a value set by the agreement. The value set by the agreement is the greater of: (i) the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8%; or (ii) the last twelve months of EBITDA times 5.5 less net debt times the ownership percentage. The value of the redeemable noncontrolling interest held by OEP and RDIF has been recorded at the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8%, which was greater at December 31, 2016.
The redemption features of the settlement put option are not solely within the Company’s control and the noncontrolling interest is presented as redeemable noncontrolling interest separately from total equity in the Consolidated Balance Sheet at the redemption value of the settlement put option. If the redemption value is greater than the carrying value of the noncontrolling interest, the increase in the redemption value is adjusted directly to retained earnings of the affected entity, or additional paid-in capital if there are no available retained earnings applicable to the redeemable noncontrolling interest.
In the first quarter of 2016, the Company acquired $25 million of additional shares in the consortium owning Voltyre-Prom, increasing Titan's ownership to 43% from 30%. The acquisition of shares was transacted through the conversion of an intercompany note previously held by Titan. As a result of the ownership change, the balance of the redeemable noncontrolling interest increased by $12 million, which is comprised of a $3.5 million reclassification of currency translation and an $8.5 million reclassification of other equity.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of redeemable noncontrolling interest as of December 31, 2016 and 2015 (amounts in thousands):

Balance at January 1, 2015	$71,192
Loss attributable to redeemable noncontrolling interest	(7,014)
Currency translation	(4,672)
Redemption value adjustment	17,668
Balance at December 31, 2015	$77,174
Reclassification as a result of ownership change	12,039
Income attributable to redeemable noncontrolling interest	2,196
Currency translation	3,844
Redemption value adjustment	9,556
Balance at December 31, 2016	$104,809

This obligation approximates the cost if all remaining equity interests in the consortium were purchased by the Company on December 31, 2016, and is presented in the Consolidated Balance Sheet in redeemable noncontrolling interest, which is treated as mezzanine equity.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following at the dates set forth below (amounts in thousands):

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2015	$(86,571)	$(26,059)	$(112,630)
Currency translation adjustments	(74,459)	—	(74,459)
Defined benefit pension plan entries:
Unrecognized prior service cost, net of tax of $0	—	137	137
Unrecognized net loss, net of tax of $(439)	—	(799)	(799)
Balance at December 31, 2015	(161,030)	(26,721)	(187,751)
Currency translation adjustments	(1,598)	—	(1,598)
Defined benefit pension plan entries:
Unrecognized prior service cost, net of tax of $0	—	137	137
Unrecognized net gain, net of tax of $215	—	934	934
Balance at December 31, 2016	$(162,628)	$(25,650)	$(188,278)

15. STOCKHOLDERS’ EQUITY

The Company repurchased no Titan common shares in 2016, 2015, or 2014.  The Company does not have any present plans to repurchase any shares of Titan common stock.  The Company records treasury stock using the cost method. Titan paid aggregate cash dividends of $.02 per share of common stock in 2016, 2015, and 2014.  Dividends declared totaled $1.1 million each year for 2016, 2015, and 2014.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. FAIR VALUE MEASUREMENTS

Accounting standards for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:
Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the dates set forth below (amounts in thousands):

	December 31, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Investments for deferred compensation	$9,668	$9,668	$—	$—	$9,480	$9,480	$—	$—
Derivative financial instruments asset	988	—	988	—	66	—	66	—
Preferred stock	181	—	—	181	250	—	—	250
Derivative financial instruments liability	—	—	—	—	(8)	—	(8)	—
Total	$10,837	$9,668	$988	$181	$9,788	$9,480	$58	$250

The following table presents the changes during the periods presented in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2014	$250
Total realized and unrealized gains and losses	—
Balance at December 31, 2015	250
Total unrealized losses	(69)
Balance as of December 31, 2016	$181

The preferred stock was valued based on the book value of the common stock into which it can be converted.

17. VARIABLE INTEREST ENTITIES

The Company holds a variable interest in three joint ventures for which the Company is the primary beneficiary. Two of the joint ventures operate distribution facilities which primarily distribute mining products. Titan is the 50% owner of one of these distribution facilities, which is located in Canada, and the 40% owner of the other such facility, which is located in Australia. The Company’s variable interest in these joint ventures relates to sales of Titan product to these entities, consigned inventory and working capital loans. Titan has intercompany notes and receivables used for operations of $1.8 million with the Canadian entity and $0.8 million with the Australian entity. The third joint venture is the consortium which owns Voltyre-Prom. Titan owns 43% of the consortium owning Voltyre-Prom, which is subject to a shareholder agreement containing a settlement put option which may require Titan to purchase the remaining equity interests in the consortium. See Note 13 for additional information.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also holds a variable interest in five other entities for which Titan is the primary beneficiary. Each of these entities provides specific manufacturing related services at the Company's Tennessee facility. Titan's variable interest in these entities relates to financial support to the entities through providing many of the assets used by these entities in their business. The Company owns no equity in these entities. Based on a review of applicable guidance, these entities were consolidated beginning in 2016. As a result of the consolidation, financial statements as of, and for the year ended December 31, 2016 were affected as follows: sales increased by $0.5 million, net income increased by $0.7 million, total assets increased by $1.4 million, and noncontrolling interests increased by $1.4 million.

As the primary beneficiary of these variable interest entities (VIEs), the VIEs’ assets, liabilities, and results of operations are included in the Company’s consolidated financial statements as of, and for the year ended, December 31, 2016. The other equity holders’ interests are reflected in “Net loss attributable to noncontrolling interests” in the Consolidated Condensed Statements of Operations and “Noncontrolling interests” in the Consolidated Condensed Balance Sheets.

The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Consolidated Condensed Balance Sheets at December 31, 2016 and 2015 (amounts in thousands):

	2016	2015
Cash and cash equivalents	$9,396	$9,245
Inventory	11,445	7,993
Other current assets	23,301	13,763
Property, plant, and equipment, net	30,448	25,181
Other noncurrent assets	4,955	5,179
Total assets	$79,545	$61,361

Current liabilities	22,068	12,850
Noncurrent liabilities	5,350	2,865
Total liabilities	$27,418	$15,715

All assets in the above table can only be used to settle obligations of the consolidated VIE. Liabilities are nonrecourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

The Company holds a variable interest in certain VIEs which are not consolidated because Titan is not the primary beneficiary. The Company's involvement with these entities is in the form of direct equity interests and prepayments and purchases of materials. The maximum exposure to loss represents the loss of assets recognized by Titan relating to non-consolidated entities and amounts due to the non-consolidated assets. The assets and liabilities recognized in Titan's Consolidated Balance Sheets related to Titan's interest in these non-consolidated VIEs and the Company's maximum exposure to loss relating to non-consolidated VIEs were as follows at December 31, 2016 and 2015 (amounts in thousands):

	2016	2015
Investments	$4,738	$3,576
Other current assets	1,039	—
Total VIE assets	5,777	3,576
Accounts payable	932	—
Maximum exposure to loss	$6,709	$3,576

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. MINING ASSET IMPAIRMENT AND INVENTORY WRITE-DOWN

In 2014, the Company recorded an asset impairment and inventory write-downs of $23.2 million and $16.7 million, respectively. The impairment was recorded on machinery, equipment, and molds used to produce giant mining tires. Mining products are included in the Company's earthmoving/construction segment. In the second quarter of 2014, several large mining equipment manufacturers significantly decreased their sales forecasts for mining equipment. At that time, the Company's sales of mining products were deteriorating at an accelerated pace. Therefore, the Company tested mining related assets for impairment in the second quarter of 2014. The fair value of the mining equipment was determined using a cost and market approach. The inventory write-downs were to adjust the value of mining product inventory to estimated market value.

19. GOODWILL IMPAIRMENT

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

20. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name.  These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. The North American and Latin American farm tire royalties were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition. The Company also has a trademark license agreement with Goodyear to manufacture and sell certain non-farm tire products in Latin America. Royalty expenses recorded for the years ended December 31, 2016, 2015, and 2014, were $8.9 million, $10.5 million, and $14.1 million, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following for the years set forth below (amounts in thousands):

	2016	2015	2014
Interest income	$3,206	$2,667	$3,038
Wheels India Limited equity income	3,016	1,790	2,108
Gain on sale of assets	2,342	2,418	3,438
Building rental income	2,109	936	903
Discount amortization on prepaid royalty	1,491	1,956	2,712
Investment gain (loss) related to contractual obligation investments	190	(361)	1,116
Other income	112	1,657	343
	$12,466	$11,063	$13,658

22. INCOME TAXES

Income (loss) before income taxes, consisted of the following for the years set forth below (amounts in thousands):

	2016	2015	2014
Domestic	$(52,716)	$(31,810)	$(47,730)
Foreign	19,860	(20,196)	(104,514)
	$(32,856)	$(52,006)	$(152,244)

The income tax provision (benefit) was as follows for the years set forth below (amounts in thousands):

	2016	2015	2014
Current
Federal	$(2,040)	$3,143	$(2,753)
State	(62)	55	258
Foreign	6,063	7,114	5,476
	3,961	10,312	2,981
Deferred
Federal	—	28,283	(11,670)
State	—	3,599	(1,205)
Foreign	(680)	(3,913)	(11,925)
	(680)	27,969	(24,800)
Income tax provision (benefit)	$3,281	$38,281	$(21,819)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) as a result of the following:

	2016	2015	2014
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Unrecognized tax positions	7.2	—	0.7
Impact of foreign income	29.8	13.5	(0.4)
Goodwill impairment	—	—	(10.6)
Valuation allowance	(77.8)	(144.0)	(11.3)
State taxes, net	0.1	(7.0)	0.8
Debt conversion expense	—	—	1.5
Benefit from a U.S. check-the-box election	—	35.5	—
Debt forgiveness	—	(2.2)	—
Nondeductible royalty	(2.1)	(1.6)	—
Other, net	(2.2)	(2.8)	(1.4)
Effective tax rate	(10.0)%	(73.6)%	14.3%

The effective tax rate for the year ended December 31, 2016, was a negative 10.0% as compared to a negative 73.6% for the year ended December 31, 2015. The Company recorded a pre-tax loss in each of 2016 and 2015 and had a negative effective tax rate which represents tax expense in the consolidated financial statements.

The 2016 effective tax rate was unfavorably impacted by the recording of a valuation allowance and the rate was also favorably impacted by foreign earnings in jurisdictions where the statutory rate was less than 35%. The 2015 effective tax rate was favorably impacted by a foreign exchange loss upon the outbound transfer of Brazil assets for U.S. tax purposes (U.S. check the box election) and unfavorably impacted by the recording of a valuation allowance. The rate was also favorably impacted by foreign earnings in jurisdictions where the statutory rate was less than 35%.

In jurisdictions where the Company operates its businesses, management analyzes the ability to utilize its deferred tax assets arising from losses in its cyclical business.  The Company continues to record a valuation allowance in several jurisdictions, including the U.S., various U.S. states, Italy, Australia, and Luxembourg as these amounts remain more likely than not that the deferred tax assets would not be utilized. For 2016, the Company recorded a valuation allowance of $25.6 million on the net deferred tax asset compared to $74.9 million in 2015.  This amount is primarily related to net operating losses generated from operations in these certain countries.

In addition, the Company adjusted its uncertain tax positions primarily related to a final Internal Revenue Service (IRS) audit report which resulted in a net tax benefit of $2.4 million. The Company is involved in various tax matters, for some of which the outcome is uncertain. The IRS issued a final audit report on August 1, 2016, for the tax years 2010 through 2014 and a notice of proposed adjustment for $6.5 million. The Company does not agree with certain proposed adjustments and responded by filing a formal protest letter with the IRS Office of Appeals. Therefore the Company recorded an increase to certain tax positions from prior years and a decrease to certain tax positions from prior years to properly reflect the final audit report. The Company believes that it has adequate tax reserves to address these tax matters acknowledging that the outcome and timing of these events are uncertain.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2016 and 2015, were as follows (amounts in thousands):

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$119,748	$103,490
Pension	8,236	8,580
Inventory	5,407	6,163
Warranty	6,237	8,056
Employee benefits and related costs	18,882	16,578
Allowance for bad debts	186	639
Prepaid royalties	5,173	4,381
Other	21,974	15,780
Deferred tax assets	185,843	163,667
Deferred tax liabilities:
Fixed assets	(41,757)	(43,663)
Intangible assets	(4,214)	(4,418)
Other	(4,543)	(3,958)
Deferred tax liabilities	(50,514)	(52,039)
Subtotal	135,329	111,628
Valuation allowance	(143,849)	(120,170)
Net deferred tax liability	$(8,520)	$(8,542)

As of December 31, 2016 and 2015, certain tax loss carryforwards of $119.7 million and $103.5 million were available with $1.7 million expiring between 2017 and 2021 and $118.0 million expiring after 2021. At December 31, 2016, a valuation allowance of $143.8 million has been established. The net change in the valuation allowance was $23.7 million and $74.9 million for 2016 and 2015, respectively. The Company has $120.8 million of Federal net operating loss carryforward, a portion of which expires starting in 2034. Additionally, the Company has $164.1 million of state net operating losses and $266.8 million of foreign loss carryforwards. The majority of the valuation allowance is related to deferred tax assets in the U.S., Italy, Australia, Russia, and Luxembourg.
At December 31, 2016, U.S. income taxes had not been provided on approximately $115 million of unremitted earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends, were lent to the Company or a U.S. affiliate, or if the Company were to sell its stock in the subsidiaries. It is not practical to estimate the amount of deferred tax liability on such earnings.

The Company or one of its subsidiaries files income tax returns in the U.S., Federal and State, and various foreign jurisdictions. The Company’s major locations are in the U.S., Italy, Australia, Russia, and Brazil. The IRS issued a final audit report in 2016 for the 2010-2014 U.S. Federal tax returns and the Company adjusted its uncertain tax reserves. These years remain open as the Company has filed a formal protest letter with the IRS Office of Appeals. In addition, the Company has ongoing tax audits with non-U.S. jurisdictions. Italy has open tax years from 2011-2016. Russia has open tax years from 2014-2016. Australia has open tax years from 2012-2016 and Brazil has open tax years from 2012-2016.

The Company has applied the provisions of ASC 740, “Income Taxes” related to unrecognized tax benefits. No adjustment was made to retained earnings in adopting these provisions in 2007. At December 31, 2016, 2015, and 2014, the unrecognized tax benefits were $16.1 million, $18 million, and $18.1 million, respectively. As of December 31, 2016, $16.1 million of unrecognized tax benefits would have affected income tax expense if the tax benefits were recognized. The majority of these recognized tax benefits would result in a net operating loss carryforward which would require a valuation allowance. The majority of the accrual in unrecognized tax benefits relates to potential state tax exposures. Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is unlikely that the Company’s gross unrecognized tax benefits balance will change significantly within the next twelve months.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the total amounts of unrecognized tax benefits at December 31 were as follows (amounts in thousands):

	2016	2015	2014
Balance at January 1	$14,698	$15,320	$15,363
Increases to tax positions taken during the current year	288	7	190
Increases to tax positions taken during the prior years	3,201	591	3,131
Decreases to tax positions taken during prior years	(5,257)	(534)	(1,806)
Decreases due to lapse of statutes of limitations	(4)	(492)	(802)
Settlements	(476)	(175)	(656)
Foreign exchange	18	(19)	(100)
Balance at December 31	$12,468	$14,698	$15,320

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties related to unrecognized tax benefits recorded in income tax expense was $0.4 million, $0.5 million, and $0.3 million at December 31, 2016, 2015, and 2014. The reconciliation of unrecognized tax benefits above does not include accrued interest and penalties of $3.6 million, $3.3 million, and $2.8 million, at December 31, 2016, 2015, and 2014, respectively.

23. EMPLOYEE BENEFIT PLANS

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the change in benefit obligation, change in plan assets, funded status, and amounts recognized in the Consolidated Balance Sheet of the defined benefit pension plans as of December 31, 2016 and 2015 (amounts in thousands):

Change in benefit obligation:	2016	2015
Benefit obligation at beginning of year	$115,598	$126,766
Service cost	341	404
Interest cost	4,896	4,837
Actuarial (gain) loss	1,073	(4,859)
Benefits paid	(8,572)	(8,550)
Foreign currency translation	(217)	(3,000)
Benefit obligation at end of year	$113,119	$115,598
Change in plan assets:
Fair value of plan assets at beginning of year	$78,392	$84,281
Actual return on plan assets	4,419	(1,670)
Employer contributions	2,399	3,575
Benefits paid	(7,919)	(7,608)
Foreign currency translation	23	(186)
Fair value of plan assets at end of year	$77,314	$78,392
Unfunded status at end of year	$(35,805)	$(37,206)
Amounts recognized in Consolidated Balance Sheet:
Noncurrent assets	$901	$812
Current liabilities	(1,787)	(1,613)
Noncurrent liabilities	(34,919)	(36,405)
Net amount recognized in the Consolidated Balance Sheet	$(35,805)	$(37,206)

The pension benefit obligation included $94.7 million of pension benefit obligation for the three frozen plans in the U.S. and $18.4 million of pension benefit obligation for plans at foreign subsidiaries. The fair value of plan assets included $75.1 million of plan assets for the three frozen plans in the U.S. and $2.2 million of plan assets for foreign plans.

Amounts recognized in accumulated other comprehensive loss:
	2016	2015
Unrecognized prior service cost	$(344)	$(481)
Unrecognized net loss	(41,011)	(41,730)
Deferred tax effect of unrecognized items	15,705	15,490
Net amount recognized in accumulated other comprehensive loss	$(25,650)	$(26,721)

The weighted-average assumptions used in the actuarial computation that derived the benefit obligations at December 31 were as follows:	2016	2015
Discount rate	4.4%	4.4%
Expected long-term return on plan assets	7.4%	7.4%

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the components of net periodic pension cost for the plans, settlement cost, and the assumptions used in the measurement of the Company’s benefit obligation for the years ended December 31, 2016, 2015, and 2014 (amounts in thousands):

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss)
Net periodic benefit cost:	2016	2015	2014
Service cost	$341	$404	$618
Interest cost	4,896	4,837	5,653
Assumed return on assets	(5,600)	(6,051)	(6,068)
Amortization of unrecognized prior service cost	137	137	137
Amortization of net unrecognized loss	3,118	2,917	3,033
Net periodic pension cost	$2,892	$2,244	$3,373

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $2.7 million and $0.1 million, respectively.

The weighted-average assumptions used in the actuarial computation that derived net periodic pension cost for the years ended December 31, 2016, 2015, and 2014 were as follows:

	2016	2015	2014
Discount rate	5.8%	5.8%	5.9%
Expected long-term return on plan assets	7.4%	7.4%	7.4%

The allocation of the fair value of plan assets was as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2016	2015	2017
U.S. equities (a)	56%	54%	40% - 80%
Fixed income	30%	27%	20% - 50%
Cash and cash equivalents	7%	10%	0% - 20%
International equities (a)	7%	9%	0% - 16%
	100%	100%

(a)	Total equities may not exceed 80% of total plan assets.

The majority of the Company's foreign plans do not have plan assets. The foreign plans which have plan assets holds these plan assets in an insurance or money market fund.

The fair value of the plan assets by asset categories consisted of the following as of the dates set forth below (amounts in thousands):

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
Money market funds	$5,114	$5,114	$—	$—
Common stock	31,869	31,869	—	—
Bonds and securities	6,258	4,942	1,316	—
Mutual and insurance funds	2,485	829	1,656	—
Totals	$45,726	$42,754	$2,972	$—
Assets measured at net asset value (a)	31,588
	$77,314

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Money market funds	$5,655	$5,655	$—	$—
Common stock	30,723	30,723	—	—
Bonds and securities	6,599	5,009	1,590	—
Mutual and insurance funds	2,476	813	1,663	—
Totals	$45,453	$42,200	$3,253	$—
Assets measured at net asset value (a)	32,939
	$78,392

(a)	Assets measured at net asset value consist of common / collective trusts.

The Company invests in a diversified portfolio consisting of an array of asset classes in an attempt to maximize returns while minimizing risk.  These asset classes include U.S. equities, fixed income, cash and cash equivalents, and international equities.  The investment objectives are to provide for the growth and preservation of plan assets on a long-term basis through investments in: (i) investment grade securities that provide investment returns that meet or exceed the Standard & Poor’s 500 Index and (ii) investment grade fixed income securities that provide investment returns that meet or exceed the Barclays Capital Aggregate Bond Index.  The U.S. equities asset category included the Company’s common stock in the amount of $1.9 million (approximately two percent of total plan assets) at December 31, 2016, and $0.7 million (approximately one percent of total plan assets) at December 31, 2015.

The fair value of money market funds, stock, bonds, U.S. government securities and mutual funds is determined based on valuation for identical instruments in active markets.

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

Although the 2017 minimum pension funding calculations are not finalized, the Company estimates those funding requirements will be approximately $3 million.

Projected benefit payments from the plans as of December 31, 2016, are estimated as follows (amounts in thousands):

2017	$8,898
2018	8,459
2019	8,027
2020	8,293
2021	8,200
2022-2026	39,921

401(k)/Defined contribution plans
The Company sponsors two 401(k) retirement savings plans in the U.S. and a number of defined contribution plans at foreign subsidiaries.  One U.S. plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement.  Titan provides a 25% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan.  The Company issued 93,491 shares, 65,481 shares and 39,935 shares of treasury stock in connection with this 401(k) plan during 2016, 2015, and 2014, respectively.  Expenses to the Company related to this common stock matching contribution were $0.5 million, $0.6 million, and $0.6 million for 2016, 2015, and 2014, respectively. The other U.S. 401(k) plan is for employees covered by collective bargaining agreements and does not include a Company matching contribution. Expenses related to foreign defined contribution plans were $3.6 million, $3.7 million, and $4.7 million for 2016, 2015, and 2014, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. STOCK COMPENSATION

The Company recorded stock compensation of $2.0 million, $2.3 million, and $5.4 million in 2016, 2015, and 2014, respectively.  Options to the Board of Directors vest immediately and options to employees vest over three years. All options expire 10 years from the grant date. The restricted stock awards vest over a period of three to four years.

2005 Equity Incentive Plan
The Company adopted the 2005 Equity Incentive Plan to provide stock compensation as a means of attracting and retaining qualified independent directors and employees for the Company.  A total of 2.1 million shares are available for future issuance under the equity incentive plan at December 31, 2016.  The exercise price of stock options may not be less than the fair market value of the common stock on the date of the grant.  The vesting and term of each option is set by the Board of Directors.  The Company granted 60,000 stock options under this plan in 2016, 60,000 stock options under this plan in 2015, and 59,000 stock options under this plan in 2014. The Company granted 123,500 restricted stock awards under this plan in 2015 and 10,000 restricted stock awards under this plan in 2014. The Company did not grant any restricted stock awards under this plan in 2016.

Stock Options
The following is a summary of activity in stock options during the year ended December 31, 2016:

	Shares Subject to Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2015	795,782	$19.13
Granted	60,000	7.00
Exercised	—	—
Forfeited/Expired	(48,262)	20.75
Outstanding, December 31, 2016	807,520	18.13	5.48	$264
Exercisable, December 31, 2016	807,520	18.13	5.48	$264

Additional Stock Option Information (all amounts in thousands, except for per share data):

	2016	2015	2014
Weighted-average fair value per share of stock options granted	$3.62	$5.27	$9.97
Intrinsic value of stock options exercised	—	(3)	27
Tax expense (benefit) realized for tax deductions from stock options exercised	—	(1)	10
Grant date fair value of stock options vested	217	316	2,121
Cash received from stock options exercised	—	145	141

No options were exercised in 2016.  The Company currently uses treasury shares to satisfy any stock option exercises.  At December 31, 2016 and 2015, the Company had 1.1 million and 1.3 million shares of treasury stock, respectively.

Valuation Assumptions
The Company uses the Black-Scholes option pricing model to determine the fair value of its stock options.  The determination of the fair value of stock option awards on the date of grant using option pricing models is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables.  These variables include the Company’s expected stock price volatility over the expected term of the awards, actual and projected stock option exercise behaviors, risk-free interest rates, and expected dividends.  The expected term of options represents the period of time over which options are expected to be outstanding and is estimated based on historical experience.  Expected volatility is based on the historical volatility of the Company’s common stock calculated over the expected term of the option.  The risk-free interest rate is based on U.S. Treasury yields in effect at the date of grant.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted average assumptions used for stock options issued in 2016, 2015, and 2014:

	2016	2015	2014
Expected life (in years)	6.0	6.0	6.0
Expected volatility	53.3%	49.4%	67.8%
Expected dividends	0.1%	0.1%	0.1%
Risk-free interest rate	1.33%	1.78%	1.8%

Restricted Stock

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	338,875	16.22
Granted	—	—
Vested	(159,130)	18.08
Forfeited/Expired	(26,175)	12.49
Unvested at December 31, 2016	153,570	14.92

Pre-tax unrecognized compensation expense for unvested restricted stock was $1.2 million at December 31, 2016, and will be recognized as an expense over a weighted-average period of 1.2 years.

The fair value of restricted stock vested, based on the stock's fair value on the vesting date, was $1.6 million, $0.4 million, and $1.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Presently, Titan is engaged in the following material legal proceeding:

In early January 2016, Titan, along with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Worker International Union, AFL-CIO, CLC of Pittsburgh, Pennsylvania, filed petitions with the DOC and the ITC alleging that imported off-the-road tires from India and Sri Lanka and wheel and tire assemblies from China were being dumped and/or subsidized and were a cause of material injury to the domestic industry.  Both the DOC and the ITC initiated investigations against India and Sri Lanka, but the ITC did not recommend pursuing the investigation into wheel and tire assemblies from China.  On January 4, 2017, the DOC made a final affirmative determination in both the Indian and Sri Lankan countervailing duty cases, and subsequently made an amended affirmative final determination of dumping on imports from India for all but one company. Also on January 4, 2017, the ITC conducted the final injury hearing on Titan and the United Steel Workers’ petitions. In February 2017, the ITC determined, by unanimous vote, that the domestic industry producing certain off-the-road tires was materially injured by reason of subsidized imports from India and Sri Lanka and "dumped" imports from India. On March 9, 2017, countervailing duty orders on imports of off-the-road tires from India and Sri Lanka and an anti-dumping duty order on such tires from India (with the exception of imports from one company) were published in the Federal Register by DOC. Following the ITC's February 28, 2017, determination, importers of products covered by the DOC's countervailing duty orders and antidumping order are required to post cash deposits equal to the countervailing duty amounts identified in the orders.

Two of Titan’s subsidiaries are currently involved in litigation concerning environmental laws and regulations.

In October 2010, the United States of America, on behalf of the Environmental Protection Agency (EPA), filed a complaint against Dico, Inc. (Dico) and Titan Tire Corporation (Titan Tire) in the U.S. District Court for the Southern District of Iowa, wherein the EPA sought civil penalties, punitive damages, and response costs against Dico and Titan Tire pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA).

In June 2015, Titan Tire and Dico, Inc. appealed the U.S. District Court’s order granting the EPA’s motion for summary judgment that found Dico and Titan Tire liable for civil penalties and response costs for violating CERCLA and Dico liable for civil penalties and punitive damages for violating an EPA Administrative Order.

In December 2015, the United States Court of Appeals reversed the District Court’s summary judgment order with respect to “arranger” liability for Titan Tire and Dico under CERCLA and the imposition of punitive damages against Dico for violating the EPA Administrative Order, but affirmed the summary judgment order imposing civil penalties in the amount of $1.62 million against Dico for violating the EPA Administrative Order violation.

The case has been remanded to the District Court for trial that is expected to commence in March 2017 on the issues of “arranger” liability under CERCLA as to Titan Tire and Dico and whether punitive damages should be imposed upon Dico for alleged violations of the EPA Administrative Order.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance, and insurance by the Company.  Total rental expense was $6.0 million, $7.3 million, and $10.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

At December 31, 2016, future minimum rental commitments under noncancellable operating leases with initial terms in excess of one year were as follows (amounts in thousands):

2017	$4,440
2018	3,734
2019	2,400
2020	2,247
2021	988
Thereafter	1,098
Total future minimum lease payments	$14,907

At December 31, 2016, the Company had assets held as capital leases with a net book value of $6.5 million included in property, plant, and equipment. Total future capital lease obligations relating to these leases were as follows at December 31, 2016 (amounts in thousands):

2017	$518
2018	207
2019	161
2020	14
2021	2
Total future capital lease obligation payments	902
Less amount representing interest	(12)
Present value of future capital lease obligation payments	$890

27. PURCHASE OBLIGATIONS

At December 31, 2016, the Company's expected cash outflow resulting from non-cancellable purchase obligations are summarized by year in the table below (amounts in thousands):

2017	$34,516
2018	2,933
2019	322
Thereafter	—
Total non-cancellable purchase obligations	$37,771

28. CONCENTRATION OF CREDIT RISK

Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction, and consumer markets represented 9% of the Company’s consolidated revenues for the year ended December 31, 2016, 10% of the Company’s consolidated revenues for the year ended December 31, 2015, and 12% of the Company’s consolidated revenues for the year ended December 31, 2014.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Company, Mr. Maurice Taylor.  The related party is Mr. Fred Taylor, who is Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blackstone OTR, LLC; FBT Enterprises; Green Carbon, INC; Silverstone, Inc.; and OTR Wheel Engineering.  During 2016, 2015, and 2014, sales of Titan product to these companies were approximately $0.9 million, $1.7 million, and $2.6 million, respectively.  Titan had trade receivables due from these companies of approximately $0.1 million at December 31, 2016, and approximately $0.2 million at December 31, 2015.  On other sales referred to Titan from these manufacturing representative companies, commissions were approximately $1.8 million, $2.0 million, and $2.4 million during 2016, 2015, and 2014, respectively. Titan had purchases from these companies of approximately $0.7 million, $4.7 million, and $9.9 million during 2016, 2015, and 2014, respectively.

In July 2013, the Company entered into a Shareholders’ Agreement between OEP and RDIF to acquire Voltyre-Prom, a leading producer of agricultural and industrial tires located in Volgograd, Russia. Mr. Richard M. Cashin Jr., a director of the Company, is the President of OEP, which owns 21.4% of the joint venture. The Shareholder’s agreement contains a settlement put option which may require the Company to purchase equity interests in the joint venture from OEP and RDIF at a value set by the agreement. See Note 13 for additional information.

The Company has a 34.2% equity stake in Wheels India Limited, a company incorporated in India and listed on the National Stock Exchange in India. The Company had trade payables due to Wheels India Limited of approximately $0.1 million at December 31, 2016, and approximately $0.0 million at December 31, 2015.

The Company has a 19.5% equity stake in Titan-Yuxiang Wheel (Liuzhou) Co., Ltd, a company incorporated in China. The Company had trade payables due to Titan-Yuxiang Wheel (Liuzhou) Co., Ltd of approximately $0.9 million at December 31, 2016.

The Company has a 49.0% equity stake in Central Iowa Training and Enrichment Center, LLC, a commercial building located in Boone, IA.

30. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company has aggregated its operating units into reportable segments based on its three customer markets: agricultural, earthmoving/construction, and consumer.  These segments are based on the information used by the chief executive officer to make certain operating decisions, allocate portions of capital expenditures and assess segment performance.  The accounting policies of the segments are the same as those described in Note 1, “Description of Business and Significant Accounting Policies.”  Segment external revenues, expenses, and income from operations are determined on the basis of the results of operations of operating units of manufacturing facilities.  Segment assets are generally determined on the basis of the tangible assets located at such operating units’ manufacturing facilities and the intangible assets associated with the acquisitions of such operating units.  However, certain operating units’ goodwill and property, plant, and equipment balances are carried at the corporate level.

Titan is organized primarily on the basis of products being included in three marketing segments, with each reportable segment including wheels, tires, wheel/tire assemblies, and undercarriage systems and components.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about certain operating results of segments as reviewed by the chief operating decision maker of the Company as of and for the years ended December 31, 2016, 2015, and 2014 (amounts in thousands):

	2016	2015	2014
Revenues from external customers
Agricultural	$583,324	$651,804	$924,034
Earthmoving/construction	524,289	566,988	684,726
Consumer	157,884	175,979	286,767
	$1,265,497	$1,394,771	$1,895,527
Gross profit
Agricultural	$78,603	$75,679	$109,547
Earthmoving/construction	46,268	42,835	1,656
Consumer	17,611	19,295	29,440
	$142,482	$137,809	$140,643
Income (loss) from operations
Agricultural	$44,271	$40,125	$45,724
Earthmoving/construction	3,615	(2,038)	(69,687)
Consumer	2,879	4,689	(1,241)
Corporate & Unallocated	(72,098)	(67,055)	(72,421)
Loss from operations	(21,333)	(24,279)	(97,625)

Interest expense	(32,539)	(34,032)	(36,564)
Foreign exchange gain (loss)	8,550	(4,758)	(31,713)
Other income, net	12,466	11,063	13,658
Loss before income taxes	$(32,856)	$(52,006)	$(152,244)

Capital expenditures
Agricultural	$16,260	$14,819	$20,457
Earthmoving/construction	22,028	18,116	18,198
Consumer	2,483	3,061	7,239
Corporate & Unallocated	1,177	12,433	12,545
	$41,948	$48,429	$58,439

Depreciation & amortization
Agricultural	$27,888	$32,274	$43,336
Earthmoving/construction	20,566	24,124	31,023
Consumer	6,145	7,469	8,960
Corporate & Unallocated	5,169	5,751	5,385
	$59,768	$69,618	$88,704

Total assets
Agricultural	$436,904	$426,498	$491,066
Earthmoving/construction	443,479	432,616	533,267
Consumer	140,216	137,227	167,980
Corporate & Unallocated (a)	242,352	273,889	303,411
	$1,262,951	$1,270,230	$1,495,724
(a)  Unallocated assets included cash of approximately $96 million, $143 million, and $133 million at year-end 2016, 2015, and 2014, respectively. Unallocated assets included certificates of deposit of $50 million in 2016.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information by geographic area.  Revenues from external customers were determined based on the location of the selling subsidiary.  Geographic information as of and for the years ended December 31, 2016, 2015, and 2014 was as follows (amounts in thousands):

	2016	2015	2014
Net Sales
United States	$558,278	$702,855	$957,306
Europe	354,117	369,280	454,568
Latin America	248,019	236,281	376,987
Other international	105,083	86,355	106,666
	$1,265,497	$1,394,771	$1,895,527
Long-Lived Assets
United States	$171,587	$189,993	$227,906
Europe	156,505	167,829	191,627
Latin America	68,187	59,671	91,867
Other international	40,922	32,527	16,014
	$437,201	$450,020	$527,414

31. EARNINGS PER SHARE

Earnings per share for 2016, 2015, and 2014 were (amounts in thousands, except per share data):

	2016	2015	2014
Net loss attributable to Titan	$(33,987)	$(75,633)	$(80,461)
Redemption value adjustment	(9,556)	(17,668)	(49,277)
Net loss applicable to common shareholders	$(43,543)	$(93,301)	$(129,738)
Determination of Shares:
Weighted average shares outstanding (basic)	53,916	53,696	53,497
Earnings per share:
Basic and Diluted	$(0.81)	$(1.74)	$(2.43)

The effect of stock options/trusts and convertible notes has been excluded for 2016, 2015, and 2014, as the effect would have been antidilutive. The weighted average share amount excluded for stock options/trusts was 0.3 million, 0.2 million, and 0.2 million for 2016, 2015, and 2014, respectively. The effect of convertible notes has been excluded for 2016, 2015, and 2014, as the effect would have been antidilutive. The weighted average share amount excluded for convertible notes was 5.6 million each year for 2016, 2015, and 2014.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

32. SUPPLEMENTARY DATA – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(All amounts in thousands, except per share data)

Quarter ended	March 31	June 30	September 30	December 31	Year ended December 31
2016
Net sales	$321,794	$330,214	$306,195	$307,294	$1,265,497
Gross profit	31,888	45,075	32,976	32,543	142,482
Net loss attributable to Titan	(9,152)	(1,899)	(9,952)	(12,984)	(33,987)
Per share amounts:
Basic	(.27)	(.07)	(.21)	(.26)	(.81)
Diluted	(.27)	(.07)	(.21)	(.26)	(.81)
2015
Net sales	$402,059	$376,067	$308,836	$307,809	$1,394,771
Gross profit	42,794	51,053	26,153	17,809	137,809
Net income (loss) attributable to Titan	232	6,771	(31,476)	(51,160)	(75,633)
Per share amounts:
Basic	(.05)	.17	(.79)	(1.07)	(1.74)
Diluted	(.05)	.17	(.79)	(1.07)	(1.74)

33. SUBSEQUENT EVENTS

In January 2017, the Company converted 97.1% of the principal balance of its 5.625% convertible senior subordinated notes (Notes), which matured on January 15, 2017, into shares of Titan common stock. Prior to maturity, $60.2 million in aggregate principal amount of the Notes was outstanding, of which holders of $58.5 million in aggregate principal amount of the Notes, or 97.1%, converted their Notes into shares of Titan common stock pursuant to the terms of the indenture governing the Notes. The $58.5 million in principal amount of converted Notes were converted into 5,462,264 shares of Titan common stock, representing approximately 10% of Titan’s outstanding common stock prior to conversion. Each $1,000 principal amount of the Notes was convertible into 93.436 shares of Titan common stock. The remaining $1.7 million principal amount of the Notes that was not converted was paid in cash at maturity.

On February 17, 2017, the Company entered into a credit and security agreement with respect to a new $75 million revolving credit facility (credit facility) with agent BMO Harris Bank N.A. and other financial institutions party thereto. The new credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and includes a maturity of the earlier of five years or six months prior to maturity of the Company’s 6.875% senior secured notes due in October 2020. This credit facility replaces the Company’s $150 million revolving credit facility which was previously scheduled to terminate in December 2017.

34. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The Company's 6.875% senior secured notes due 2020 are, and 5.625% convertible senior subordinated notes due 2017 were, guaranteed by the following 100% owned subsidiaries of the Company: Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois. The note guarantees are full and unconditional, joint and several obligations of the guarantors. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The following condensed consolidating financial statements are presented using the equity method of accounting. Certain sales & marketing expenses recorded by non-guarantor subsidiaries have not been allocated to the guarantor subsidiaries.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$498,390	$767,107	$—	$1,265,497
Cost of sales	759	429,087	693,169	—	1,123,015
Gross profit (loss)	(759)	69,303	73,938	—	142,482
Selling, general, and administrative expenses	11,394	66,815	66,779	—	144,988
Research and development expenses	—	2,876	7,095	—	9,971
Royalty expense	667	4,866	3,323	—	8,856
Loss from operations	(12,820)	(5,254)	(3,259)	—	(21,333)
Interest expense	(32,208)	—	(331)	—	(32,539)
Intercompany interest income (expense)	1,781	3,525	(5,306)	—	—
Foreign exchange gain	—	298	8,252	—	8,550
Other income	2,503	180	9,783	—	12,466
Income (loss) before income taxes	(40,744)	(1,251)	9,139	—	(32,856)
Provision (benefit) for income taxes	(64)	30	3,315	—	3,281
Equity in earnings of subsidiaries	4,542	—	(10,307)	5,765	—
Net income (loss)	(36,138)	(1,281)	(4,483)	5,765	(36,137)
Net loss noncontrolling interests	—	—	(2,150)	—	(2,150)
Net income (loss) attributable to Titan	$(36,138)	$(1,281)	$(2,333)	$5,765	$(33,987)

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$640,785	$753,986	$—	$1,394,771
Cost of sales	2,826	558,363	695,773	—	1,256,962
Gross profit (loss)	(2,826)	82,422	58,213	—	137,809
Selling, general, and administrative expenses	7,513	69,686	63,194	—	140,393
Research and development expenses	—	3,505	7,657	—	11,162
Royalty expense	—	6,711	3,822	—	10,533
Income (loss) from operations	(10,339)	2,520	(16,460)	—	(24,279)
Interest expense	(32,291)	—	(1,741)	—	(34,032)
Intercompany interest income (expense)	825	2,361	(3,186)	—	—
Foreign exchange gain (loss)	4,296	(462)	(8,592)	—	(4,758)
Other income	2,327	2,572	6,164	—	11,063
Income (loss) before income taxes	(35,182)	6,991	(23,815)	—	(52,006)
Provision for income taxes	34,341	2,007	1,933	—	38,281
Equity in earnings of subsidiaries	(20,764)	—	(5,755)	26,519	—
Net income (loss)	(90,287)	4,984	(31,503)	26,519	(90,287)
Net loss noncontrolling interests	—	—	(14,654)	—	(14,654)
Net income (loss) attributable to Titan	$(90,287)	$4,984	$(16,849)	$26,519	$(75,633)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$879,982	$1,015,545	$—	$1,895,527
Cost of sales	927	800,310	953,647	—	1,754,884
Gross profit (loss)	(927)	79,672	61,898	—	140,643
Selling, general, and administrative expenses	12,887	71,548	89,179	—	173,614
Research and development expenses	72	5,309	8,624	—	14,005
Royalty expense	—	7,620	6,458	—	14,078
Noncash goodwill impairment charge	—	—	36,571	—	36,571
Loss from operations	(13,886)	(4,805)	(78,934)	—	(97,625)
Interest expense	(32,783)	—	(3,781)	—	(36,564)
Intercompany interest income (expense)	6,416	2,346	(8,762)	—	—
Foreign exchange gain (loss)	1,056	13	(32,782)	—	(31,713)
Other income	3,202	1	10,455	—	13,658
Loss before income taxes	(35,995)	(2,445)	(113,804)	—	(152,244)
Benefit for income taxes	(12,765)	(374)	(8,680)	—	(21,819)
Equity in earnings of subsidiaries	(107,195)	—	(26,213)	133,408	—
Net income (loss)	(130,425)	(2,071)	(131,337)	133,408	(130,425)
Net loss noncontrolling interests	—	—	(49,964)	—	(49,964)
Net income (loss) attributable to Titan	$(130,425)	$(2,071)	$(81,373)	$133,408	$(80,461)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(36,138)	$(1,281)	$(4,483)	$5,765	$(36,137)
Currency translation adjustment, net	5,857	—	5,857	(5,857)	5,857
Pension liability adjustments, net of tax	1,071	1,680	(609)	(1,071)	1,071
Comprehensive income (loss)	(29,210)	399	765	(1,163)	(29,209)
Net comprehensive income attributable to noncontrolling interests	—	—	5,305	—	5,305
Comprehensive income (loss) attributable to Titan	$(29,210)	$399	$(4,540)	$(1,163)	$(34,514)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(90,287)	$4,984	$(31,503)	$26,519	$(90,287)
Currency translation adjustment, net	(79,196)	—	(79,196)	79,196	(79,196)
Pension liability adjustments, net of tax	(662)	(1,557)	895	662	(662)
Comprehensive income (loss)	(170,145)	3,427	(109,804)	106,377	(170,145)
Net comprehensive loss attributable to noncontrolling interests	—	—	(19,391)	—	(19,391)
Comprehensive income (loss) attributable to Titan	$(170,145)	$3,427	$(90,413)	$106,377	$(150,754)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(130,425)	$(2,071)	$(131,337)	$133,408	$(130,425)
Currency translation adjustment, net	(63,424)	—	(63,424)	63,424	(63,424)
Pension liability adjustments, net of tax	(5,129)	(4,557)	(572)	5,129	(5,129)
Comprehensive income (loss)	(198,978)	(6,628)	(195,333)	201,961	(198,978)
Net comprehensive loss attributable to noncontrolling interests	—	—	(68,856)	—	(68,856)
Comprehensive income (loss) attributable to Titan	$(198,978)	$(6,628)	$(126,477)	$201,961	$(130,122)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$86,190	$9	$61,628	$—	$147,827
Certificates of deposit	50,000	—	—	—	50,000
Accounts receivable	—	43,485	135,899	—	179,384
Inventories	—	73,878	195,413	—	269,291
Prepaid and other current assets	11,965	21,901	45,868	—	79,734
Total current assets	148,155	139,273	438,808	—	726,236
Property, plant, and equipment, net	4,898	124,049	308,254	—	437,201
Investment in subsidiaries	742,679	—	87,385	(830,064)	—
Other long-term assets	23,627	1,118	74,769	—	99,514
Total assets	$919,359	$264,440	$909,216	$(830,064)	$1,262,951
Liabilities and Stockholders’ Equity
Short-term debt	$60,148	$—	$37,264	$—	$97,412
Accounts payable	4,187	14,398	129,670	—	148,255
Other current liabilities	34,140	34,475	51,822	—	120,437
Total current liabilities	98,475	48,873	218,756	—	366,104
Long-term debt	395,852	—	12,908	—	408,760
Other long-term liabilities	27,636	18,473	47,235	—	93,344
Intercompany accounts	94,977	(300,823)	205,846	—	—
Redeemable noncontrolling interest	—	—	104,809	—	104,809
Titan stockholders' equity	302,419	497,917	323,600	(830,064)	293,872
Noncontrolling interests	—	—	(3,938)	—	(3,938)
Total liabilities and stockholders’ equity	$919,359	$264,440	$909,216	$(830,064)	$1,262,951

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$142,401	$4	$57,783	$—	$200,188
Accounts receivable	—	59,933	117,456	—	177,389
Inventories	—	81,993	187,798	—	269,791
Prepaid and other current assets	11,101	21,133	30,399	—	62,633
Total current assets	153,502	163,063	393,436	—	710,001
Property, plant, and equipment, net	8,015	138,351	303,654	—	450,020
Investment in subsidiaries	724,676	—	98,660	(823,336)	—
Other long-term assets	29,180	1,181	79,848	—	110,209
Total assets	$915,373	$302,595	$875,598	$(823,336)	$1,270,230
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$31,222	$—	$31,222
Accounts payable	2,215	12,386	108,553	—	123,154
Other current liabilities	30,466	41,818	43,437	—	115,721
Total current liabilities	32,681	54,204	183,212	—	270,097
Long-term debt	455,200	—	20,243	—	475,443
Other long-term liabilities	29,881	20,628	52,324	—	102,833
Intercompany accounts	52,552	(271,930)	219,378	—	—
Redeemable noncontrolling interest	—	—	77,174	—	77,174
Titan stockholders’ equity	345,059	499,693	323,643	(823,336)	345,059
Noncontrolling interests	—	—	(376)	—	(376)
Total liabilities and stockholders’ equity	$915,373	$302,595	$875,598	$(823,336)	$1,270,230

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(3,193)	$8,035	$38,658	$43,500
Cash flows from investing activities:
Capital expenditures	(1,937)	(8,444)	(31,567)	(41,948)
Certificates of deposit	(50,000)	—	—	(50,000)
Other, net	—	414	1,808	2,222
Net cash used for investing activities	(51,937)	(8,030)	(29,759)	(89,726)
Cash flows from financing activities:
Proceeds from borrowings	—	—	17,285	17,285
Payment on debt	—	—	(22,634)	(22,634)
Dividends paid	(1,081)	—	—	(1,081)
Net cash used for financing activities	(1,081)	—	(5,349)	(6,430)
Effect of exchange rate change on cash	—	—	295	295
Net increase (decrease) in cash and cash equivalents	(56,211)	5	3,845	(52,361)
Cash and cash equivalents, beginning of period	142,401	4	57,783	200,188
Cash and cash equivalents, end of period	$86,190	$9	$61,628	$147,827

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$15,933	$6,441	$41,556	$63,930
Cash flows from investing activities:
Capital expenditures	(2,585)	(6,254)	(39,590)	(48,429)
Other, net	—	(187)	(1,321)	(1,508)
Net cash used for investing activities	(2,585)	(6,441)	(40,911)	(49,937)
Cash flows from financing activities:
Proceeds from borrowings	—	—	5,727	5,727
Payment on debt	—	—	(5,521)	(5,521)
Proceeds from exercise of stock options	145	—	—	145
Dividends paid	(1,077)	—	—	(1,077)
Net cash provided by (used for) financing activities	(932)	—	206	(726)
Effect of exchange rate change on cash	—	—	(14,530)	(14,530)
Net increase (decrease) in cash and cash equivalents	12,416	—	(13,679)	(1,263)
Cash and cash equivalents, beginning of period	129,985	4	71,462	201,451
Cash and cash equivalents, end of period	$142,401	$4	$57,783	$200,188

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2014
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$51,113	$8,584	$58,123	$117,820
Cash flows from investing activities:
Capital expenditures	(914)	(8,584)	(48,941)	(58,439)
Acquisitions, net of cash acquired	(49)	—	(13,346)	(13,395)
Increase in restricted cash deposits	—	—	14,268	14,268
Other, net	—	—	1,296	1,296
Net cash used for investing activities	(963)	(8,584)	(46,723)	(56,270)
Cash flows from financing activities:
Proceeds from borrowings	—	—	15,708	15,708
Payment on debt	—	—	(60,345)	(60,345)
Proceeds from exercise of stock options	141	—	—	141
Excess tax benefit from stock options	(672)	—	—	(672)
Payment of financing fees	(33)	—	—	(33)
Dividends paid	(1,073)	—	—	(1,073)
Net cash used for financing activities	(1,637)	—	(44,637)	(46,274)
Effect of exchange rate change on cash	—	—	(3,185)	(3,185)
Net increase (decrease) in cash and cash equivalents	48,513	—	(36,422)	12,091
Cash and cash equivalents, beginning of period	81,472	4	107,884	189,360
Cash and cash equivalents, end of period	$129,985	$4	$71,462	$201,451

TITAN INTERNATIONAL, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Description	Balance at beginning of year	Additions to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2016
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$4,527	$224	$(1,407)	$3,344

Year ended December 31, 2015
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$5,706	$1,414	$(2,593)	$4,527

Year ended December 31, 2014
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$5,287	$536	$(117)	$5,706

S- 1