Form 10-Q
period 2017-03-31
TITAN INTERNATIONAL INC
filed 2017-05-04
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

Indicate the number of shares of Titan International, Inc. outstanding: 59,657,340 shares common stock, $0.0001 par value, as of April 25, 2017.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended
	March 31,
	2017	2016

Net sales	$357,501	$321,794
Cost of sales	317,772	293,497
Gross profit	39,729	28,297
Selling, general and administrative expenses	41,338	35,062
Research and development expenses	2,843	2,479
Royalty expense	2,609	2,294
Loss from operations	(7,061)	(11,538)
Interest expense	(7,721)	(8,512)
Foreign exchange gain	4,490	4,823
Other income	3,149	3,905
Loss before income taxes	(7,143)	(11,322)
Provision for income taxes	3,442	1,004
Net loss	(10,585)	(12,326)
Net income attributable to noncontrolling interests	868	417
Net loss attributable to Titan	(11,453)	(12,743)
Redemption value adjustment	941	(5,208)
Net loss applicable to common shareholders	$(10,512)	$(17,951)

Earnings per common share:
Basic	$(0.18)	$(0.33)
Diluted	$(0.18)	$(0.33)
Average common shares and equivalents outstanding:
Basic	58,572	53,854
Diluted	58,572	53,854

Dividends declared per common share:	$0.005	$0.005

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	March 31,
	2017	2016
Net loss	$(10,585)	$(12,326)
Currency translation adjustment	11,019	17,584
Pension liability adjustments, net of tax of $(14) and $(171), respectively	733	287
Comprehensive income	1,167	5,545
Net comprehensive income attributable to redeemable and noncontrolling interests	2,783	5,400
Comprehensive income (loss) attributable to Titan	$(1,616)	$145

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands, except share data)

	March 31, 2017	December 31, 2016

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$131,158	$147,827
Certificates of deposit	50,000	50,000
Accounts receivable, net	232,244	179,384
Inventories	292,401	272,236
Prepaid and other current assets	78,291	79,734
Total current assets	784,094	729,181
Property, plant and equipment, net	439,333	437,201
Deferred income taxes	6,758	4,663
Other assets	96,048	94,851
Total assets	$1,326,233	$1,265,896

Liabilities
Current liabilities
Short-term debt	$46,244	$97,412
Accounts payable	186,163	148,255
Other current liabilities	129,281	120,437
Total current liabilities	361,688	366,104
Long-term debt	409,706	408,760
Deferred income taxes	16,362	13,183
Other long-term liabilities	81,225	80,161
Total liabilities	868,981	868,208

Redeemable noncontrolling interest	106,825	104,809

Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 60,715,356 issued, 59,643,711 outstanding)	—	—
Additional paid-in capital	538,707	479,075
Retained earnings	5,463	17,214
Treasury stock (at cost, 1,071,645 and 1,083,212 shares, respectively)	(10,015)	(10,119)
Stock reserved for deferred compensation	(1,075)	(1,075)
Accumulated other comprehensive loss	(178,441)	(188,278)
Total Titan shareholders’ equity	354,639	296,817
Noncontrolling interests	(4,212)	(3,938)
Total equity	350,427	292,879
Total liabilities and equity	$1,326,233	$1,265,896

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Treasury stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2017	54,169,880	$479,075	$17,214	$(10,119)	$(1,075)	$(188,278)	$296,817	$(3,938)	$292,879
Net income (loss) *			(11,453)				(11,453)	248	(11,205)
Currency translation adjustment, net *						9,104	9,104	(421)	8,683
Pension liability adjustments, net of tax						733	733		733
Dividends declared			(298)				(298)		(298)
Note conversion	5,462,264	58,460					58,460		58,460
Redemption value adjustment		941					941		941
Stock-based compensation		204					204		204
VIE distributions							—	(101)	(101)
Issuance of treasury stock under 401(k) plan	11,567	27		104			131		131
Balance March 31, 2017	59,643,711	$538,707	$5,463	$(10,015)	$(1,075)	$(178,441)	$354,639	$(4,212)	$350,427

* Net income (loss) excludes $620 of net gain attributable to redeemable noncontrolling interest. Currency translation adjustment excludes $2,337 of currency translation related to redeemable noncontrolling interest.

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2017	2016
Net loss	$(10,585)	$(12,326)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	14,466	15,249
Deferred income tax provision (benefit)	715	(278)
Stock-based compensation	204	370
Issuance of treasury stock under 401(k) plan	131	136
Foreign currency translation loss	(1,342)	(4,000)
(Increase) decrease in assets:
Accounts receivable	(48,180)	(32,150)
Inventories	(14,547)	15,610
Prepaid and other current assets	2,641	3,335
Other assets	(251)	(1,119)
Increase (decrease) in liabilities:
Accounts payable	34,313	9,747
Other current liabilities	7,425	7,796
Other liabilities	471	(37)
Net cash provided by (used for) operating activities	(14,539)	2,333
Cash flows from investing activities:
Capital expenditures	(8,389)	(7,149)
Other	574	771
Net cash used for investing activities	(7,815)	(6,378)
Cash flows from financing activities:
Proceeds from borrowings	14,635	110
Payment on debt	(10,216)	(7,288)
Dividends paid	(271)	(270)
Net cash provided by (used for) financing activities	4,148	(7,448)
Effect of exchange rate changes on cash	1,537	2,402
Net decrease in cash and cash equivalents	(16,669)	(9,091)
Cash and cash equivalents, beginning of period	147,827	200,188
Cash and cash equivalents, end of period	$131,158	$191,097

Supplemental information:
Interest paid	$2,458	$2,179
Income taxes paid, net of refunds received	$648	$1,137
Noncash investing and financing information:
Issuance of common stock for convertible debt payment	$58,460	$—

See accompanying Notes to Consolidated Condensed Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.	ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited consolidated condensed financial statements contain all adjustments which are normal and recurring and necessary for a fair statement of the Company's financial position as of March 31, 2017, and the results of operations and cash flows for three months ended March 31, 2017 and 2016.
Accounting policies have continued without significant change and are described in Note 1: Description of Business and Significant Accounting Policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. These interim financial statements have been prepared pursuant to the Securities and Exchange Commission's rules applicable to Form 10-Q and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Inventories
Inventories are valued at the lower of cost or net realizable value. The Company’s inventories are valued under the first in, first out (FIFO) method or average cost method. Market value is estimated based on current selling prices. Estimated provisions are established for slow-moving and obsolete inventory.

Prior to 2017, the Company used the last in, first out (LIFO) inventory cost method at its Titan Wheel Corporation of Illinois subsidiary. Effective January 1, 2017, the Company elected to change its method of inventory accounting at this subsidiary to the FIFO method. The Company believes that the FIFO method is preferable as it results in increased uniformity across the Company’s global operations with respect to the method of inventory accounting as no other subsidiaries were using the LIFO method. The Company also believes that the switch to FIFO at Titan Wheel Corporation of Illinois will improve financial reporting by better reflecting the current value of inventory, more closely aligning the flow of physical inventory with the accounting for the inventory, and providing better matching of revenues and expenses. The Company applied this change in method of inventory accounting by retrospectively adjusting the prior period financial statements. The cumulative effect of this accounting change resulted in a $6.6 million increase in retained earnings as of January 1, 2016.

As a result of the retrospective adjustment of the change in accounting principle, certain amounts in the Company's Consolidated Condensed Statements of Operations for the quarter ended March 31, 2016, were adjusted as follows:

	Three Months Ended March 31, 2016
	As originally reported	Effect of change	As adjusted
Cost of sales	$289,906	$3,591	$293,497
Loss from operations	(7,947)	(3,591)	(11,538)
Net Loss	(8,735)	(3,591)	(12,326)

Basic and diluted loss per share	$(0.27)	$(0.06)	$(0.33)

The Consolidated Balance Sheet at December 31, 2016, was adjusted as follows:

	December 31, 2016
	As originally reported	Effect of change	As adjusted
Inventories	$269,291	$2,945	$272,236
Retained Earnings	14,269	2,945	17,214

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Sales
Sales and revenues are presented net of sales taxes and other related taxes.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, certificates of deposit, accounts receivable, notes receivable, accounts payable, other accruals, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.875% senior secured notes due 2020 (senior secured notes) are carried at cost of $396.1 million at March 31, 2017. The fair value of the senior secured notes at March 31, 2017, as obtained through an independent pricing source, was approximately $407.6 million.

Cash dividends
The Company declared cash dividends of $0.005 per share of common stock for each of the three months ended March 31, 2017 and 2016. The first quarter 2017 cash dividend of $0.005 per share of common stock was paid April 13, 2017, to shareholders of record on March 31, 2017.

Use of estimates
The policies utilized by the Company in the preparation of the financial statements conform to accounting principles generally accepted in the United States of America and require management to make estimates, assumptions, and judgments that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual amounts could differ from these estimates and assumptions.

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

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

In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets other than Inventory." This update requires the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company early adopted this guidance effective January 1, 2017. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This update requires an employer to report the service cost component of defined benefit pension cost and postretirement benefit cost in the same line item of the income statement as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in this update are effective for annual periods beginning after December 15, 2017, including interim periods with those years. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of the dates set forth below (amounts in thousands):

	March 31, 2017	December 31, 2016
Accounts receivable	$235,123	$182,728
Allowance for doubtful accounts	(2,879)	(3,344)
Accounts receivable, net	$232,244	$179,384

Accounts receivable are reduced by an allowance for doubtful accounts which is based on known risks and historical losses.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

3. INVENTORIES

Inventories consisted of the following as of the dates set forth below (amounts in thousands):

	March 31, 2017	December 31, 2016
Raw material	$81,372	$76,380
Work-in-process	39,031	32,395
Finished goods	171,998	163,461
	$292,401	$272,236

Inventories are valued at lower of cost or net realizable value. Market value is estimated based on current selling prices. Inventory costs are calculated using the first-in, first-out (FIFO) method or average cost method. Estimated provisions are established for slow-moving and obsolete inventory.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following as of the dates set forth below (amounts in thousands):

	March 31, 2017	December 31, 2016
Land and improvements	$44,704	$43,871
Buildings and improvements	243,450	239,036
Machinery and equipment	582,708	573,717
Tools, dies and molds	108,228	106,695
Construction-in-process	44,444	43,080
	1,023,534	1,006,399
Less accumulated depreciation	(584,201)	(569,198)
	$439,333	$437,201

Depreciation on fixed assets for the three months ended March 31, 2017 and 2016, totaled $13.5 million and $14.2 million, respectively.

Capital leases included in property, plant, and equipment consisted of the following as of the dates set forth below (amounts in thousands):

	March 31, 2017	December 31, 2016
Buildings and improvements	$3,623	$3,565
Less accumulated amortization	(1,977)	(1,923)
	$1,646	$1,642

Machinery and equipment	$31,699	$31,331
Less accumulated amortization	(26,415)	(26,502)
	$5,284	$4,829

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

5. INTANGIBLE ASSETS

The components of intangible assets consisted of the following as of the dates set forth below (amounts in thousands):

	Weighted Average Useful Lives (in Years) March 31, 2017	March 31, 2017	December 31, 2016
Amortizable intangible assets:
Customer relationships	10.4	$13,731	$13,171
Patents, trademarks and other	7.6	15,798	14,629
Total at cost		29,529	27,800
Less accumulated amortization		(12,500)	(11,399)
		$17,029	$16,401

Amortization related to intangible assets for the three months ended March 31, 2017 and 2016, totaled $0.7 million and $0.7 million, respectively. Intangible assets are included as a component of other assets in the Consolidated Condensed Balance Sheet.

The estimated aggregate amortization expense at March 31, 2017, for each of the years (or other periods) set forth below is as follows (amounts in thousands):

April 1 - December 31, 2017	$1,799
2018	2,375
2019	2,237
2020	2,237
2021	1,695
Thereafter	6,686
$17,029

6. WARRANTY

Changes in the warranty liability consisted of the following (amounts in thousands):

	2017	2016
Warranty liability, January 1	$17,926	$23,120
Provision for warranty liabilities	1,864	1,813
Warranty payments made	(1,589)	(2,790)
Warranty liability, March 31	$18,201	$22,143

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

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

7. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following as of the dates set forth below (amounts in thousands):

	March 31, 2017
	Principal Balance	Unamortized Discount	Net Carrying Amount
6.875% senior secured notes due 2020	$400,000	$(3,906)	$396,094
Titan Europe credit facilities	35,858	—	35,858
Other debt	23,240	—	23,240
Capital leases	758	—	758
Total debt	459,856	(3,906)	455,950
Less amounts due within one year	46,244	—	46,244
Total long-term debt	$413,612	$(3,906)	$409,706

	December 31, 2016
	Principal Balance	Unamortized Discount	Net Carrying Amount
6.875% senior secured notes due 2020	$400,000	$(4,148)	$395,852
5.625% convertible senior subordinated notes due 2017	60,161	(13)	60,148
Titan Europe credit facilities	33,710	—	33,710
Other debt	15,560	—	15,560
Capital leases	902	—	902
Total debt	510,333	(4,161)	506,172
Less amounts due within one year	97,425	(13)	97,412
Total long-term debt	$412,908	$(4,148)	$408,760

Aggregate maturities of long-term debt at March 31, 2017, were as follows (amounts in thousands):

April 1 - December 31, 2017	$46,170
2018	4,062
2019	6,726
2020	402,225
2021	529
Thereafter	144
$459,856

6.875% senior secured notes due 2020
The senior secured notes are due October 2020. These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois.

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

Titan Europe credit facilities
The Titan Europe credit facilities contain borrowings from various institutions totaling $35.9 million at March 31, 2017. Maturity dates on this debt range from less than one year to nine years and interest rates range from 5% to 6.9%. The Titan Europe facilities are secured by the assets of its subsidiaries in Italy, Spain, Germany, and Brazil.

Revolving credit facility
On February 17, 2017, the Company entered into a credit and security agreement with respect to a new $75 million revolving credit facility (credit facility) with agent BMO Harris Bank N.A. and other financial institutions party thereto. This credit facility replaced the Company's $150 million revolving credit facility which was previously scheduled to terminate in December 2017. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and includes a maturity of the earlier of five years or six months prior to maturity of the Company’s senior secured notes. Titan's availability under this credit facility may be less than $75 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At March 31, 2017, an outstanding letter of credit under the credit facility totaled $11.6 million and the amount available under the facility totaled $63.4 million based upon eligible accounts receivable and inventory balances. During the first three months of 2017 and at March 31, 2017, there were no borrowings under the credit facility.

Other debt
Titan Pneus do Brasil Ltda has working capital loans for the Sao Paulo, Brazil, manufacturing facility totaling $8.1 million at March 31, 2017. Maturity dates on this debt range from less than one year to two years and interest rates range from 5.5% to 8%.

Voltyre-Prom had working capital loans totaling $15.1 million at March 31, 2017. Maturity dates on this debt range from less than one year to three years and interest rates range from 11.2% to 11.3%.

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is recorded as an offset to currency exchange gain/loss. For the three months ended March 31, 2017, the Company recorded currency exchange loss of $0.1 million related to these derivatives.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

9. REDEEMABLE NONCONTROLLING INTEREST

The Company, in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF), owns all of the equity interests in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia. The Company is party to a shareholders' agreement with OEP and RDIF which was entered into in connection with acquisition of Voltyre-Prom. The agreement contains a settlement put option which is exercisable beginning in July 2018 through December of 2018 and may require Titan to purchase the indirect equity interests in Voltyre-Prom of OEP and RDIF with cash or Titan common stock, at a value set by the agreement. The value set by the agreement is the greater of: (i) the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8%; or (ii) the last twelve months of EBITDA times 5.5 less net debt times the ownership percentage. The value of the redeemable noncontrolling interest held by OEP and RDIF has been recorded at the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8%, which was greater than the result of the calculation in clause (ii) above at March 31, 2017.

The redemption features of the settlement put option are not solely within the Company’s control and the noncontrolling interest is presented as redeemable noncontrolling interest separately from total equity in the Consolidated Condensed Balance Sheet at the redemption value of the settlement put option. If the redemption value is greater than the carrying value of the noncontrolling interest, the increase in the redemption value is adjusted directly to retained earnings of the affected entity, or additional paid-in capital if there are no available retained earnings applicable to the redeemable noncontrolling interest.

In the first quarter of 2016, the Company acquired $25 million of additional shares in the consortium owning Voltyre-Prom, increasing Titan's ownership to 43% from 30%. The acquisition of shares was transacted through the conversion of an intercompany note previously held by Titan. As a result of the ownership change, the balance of the redeemable noncontrolling interest increased by $12 million at the time of such conversion of the intercompany note, which is comprised of a $3.5 million reclassification of currency translation and an $8.5 million reclassification of other equity.

The following is a reconciliation of redeemable noncontrolling interest as of March 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Balance at January 1	$104,809	$77,174
Reclassification as a result of ownership change	—	12,039
Income attributable to redeemable noncontrolling interest	620	580
Currency translation	2,337	1,773
Redemption value adjustment	(941)	5,208
Balance at March 31	$106,825	$96,774

This obligation with respect to the settlement put option approximates the cost if all remaining shares were purchased by the Company on March 31, 2017, and is presented in the Consolidated Condensed Balance Sheet in redeemable noncontrolling interest, which is treated as mezzanine equity.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

10. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance, and insurance by the Company.

At March 31, 2017, future minimum rental commitments under noncancellable operating leases with initial terms of at least one year were as follows (amounts in thousands):

April 1 - December 31, 2017	$4,970
2018	4,571
2019	3,612
2020	2,297
2021	2,354
Thereafter	1,365
Total future minimum lease payments	$19,169

At March 31, 2017, the Company had assets held as capital leases with a net book value of $6.9 million included in property, plant and equipment. At March 31, 2017, total future capital lease obligations relating to these leases were as follows (amounts in thousands):

April 1 - December 31, 2017	$365
2018	212
2019	162
2020	18
2021	2
Total future capital lease obligation payments	759
Less amount representing interest	(11)
Present value of future capital lease obligation payments	$748

11. EMPLOYEE BENEFIT PLANS
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $0.5 million to the pension plans during the three months ended March 31, 2017, and expects to contribute approximately $2.7 million to the pension plans during the remainder of 2017.

The components of net periodic pension cost consisted of the following as of the dates set forth below (amounts in thousands):

	Three months ended
	March 31,
	2017	2016
Service cost	$225	$106
Interest cost	1,171	1,237
Expected return on assets	(1,369)	(1,393)
Amortization of unrecognized prior service cost	34	34
Amortization of net unrecognized loss	674	765
Net periodic pension cost	$735	$749

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

12. VARIABLE INTEREST ENTITIES

The Company holds a variable interest in three joint ventures for which the Company is the primary beneficiary. Two of the joint ventures operate distribution facilities which primarily distribute mining products. One of these facilities is located in Canada and the other is located in Australia. The Company’s variable interest in these joint ventures relates to sales of Titan product to these entities, consigned inventory, and working capital loans. The third joint venture is the consortium which owns Voltyre-Prom. (See Note 9 for additional information.) Titan is acting as operating partner with responsibility for Voltyre-Prom’s daily operations. The Company has also provided working capital loans to Voltyre-Prom.

As the primary beneficiary of these variable interest entities (VIEs), the entities’ assets, liabilities, and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the Consolidated Condensed Statements of Operations and “Noncontrolling interests” in the Consolidated Condensed Balance Sheets.

The following table summarizes the carrying amount of the entities’ assets and liabilities included in the Company’s Consolidated Condensed Balance Sheets at March 31, 2017, and December 31, 2016 (amounts in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$13,188	$9,396
Inventory	15,573	11,445
Other current assets	32,723	23,301
Property, plant and equipment, net	34,434	30,448
Other noncurrent assets	5,430	4,955
Total assets	$101,348	$79,545

Current liabilities	$37,322	$22,068
Noncurrent liabilities	5,991	5,350
Total liabilities	$43,313	$27,418

All assets in the above table can only be used to settle obligations of the consolidated VIE to which the respective assets relate. Liabilities are nonrecourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

The Company holds a variable interest in certain VIEs which are not consolidated because Titan is not the primary beneficiary. The Company's involvement with these entities is in the form of direct equity interests and prepayments and purchases of materials. The maximum exposure to loss represents the loss of assets recognized by Titan relating to non-consolidated entities and amounts due to the non-consolidated assets. The assets and liabilities recognized in Titan's Consolidated Balance Sheets related to Titan's interest in these non-consolidated VIEs and the Company's maximum exposure to loss relating to non-consolidated VIEs as of the dates set forth below were as follows (amounts in thousands):

	March 31, 2017	December 31, 2016
Investments	$4,762	$4,738
Other current assets	1,072	1,039
Total VIE assets	5,834	5,777
Accounts payable	1,121	932
Maximum exposure to loss	$6,955	$6,709

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

13. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. The North American and Latin American farm tire royalties were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition. The Company also has a trademark license agreement with Goodyear to manufacture and sell certain non-farm tire products in Latin America. Royalty expenses recorded were $2.6 million and $2.3 million for the quarters ended March 31, 2017 and 2016, respectively.

14. OTHER INCOME

Other income consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended
	March 31,
	2017	2016
Interest income	$973	$411
Investment gain (loss) related to investments for deferred compensation	850	(217)
Wheels India Limited equity income	849	497
Building rental income	600	362
Discount amortization on prepaid royalty	328	459
Gain (loss) on sale of assets	(262)	2,342
Other income (expense)	(189)	51
	$3,149	$3,905

15. INCOME TAXES

The Company recorded income tax expense of $3.4 million and $1.0 million for the quarters ended March 31, 2017 and 2016, respectively. The Company's effective income tax rate was (48)% and (9)% for the three months ended March 31, 2017 and 2016, respectively.

The Company’s 2017 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses. In addition, there are non-deductible royalty expenses and statutory required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the period.

The Company’s 2016 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses. In addition, certain profitable foreign jurisdictions have lower statutory rates as compared to the U.S. tax rate.

The Company continues to monitor the realization of its deferred tax assets and assesses the need for a valuation allowance. The Company analyzes available positive and negative evidence to determine if a valuation allowance is needed based on the weight of the evidence. Objective verifiable evidence includes profit and loss positions and the Company weighs this evidence to determine if a valuation allowance is needed. This process requires management to make estimates, assumptions, and judgments that are uncertain in nature. The Company has established valuation allowances with respect to deferred tax assets in U.S. and certain foreign jurisdictions and continues to monitor and assess potential valuation allowances in all its jurisdictions.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

16. EARNINGS PER SHARE

Earnings per share (EPS) were as follows as of the dates below (amounts in thousands, except per share data):

	Three months ended
	March 31,
	2017	2016

Net loss attributable to Titan	$(11,453)	$(12,743)
Redemption value adjustment	941	(5,208)
Net loss applicable to common shareholders	$(10,512)	$(17,951)
Determination of shares:
Weighted average shares outstanding (basic and diluted)	58,572	53,854
Earnings per share:
Basic and diluted	(0.18)	(0.33)

The effect of stock options/trusts and convertible notes has been excluded for the three months ended March 31, 2017 and 2016, as the effect would have been antidilutive. The weighted average share amount excluded for stock options/trusts was 0.2 million for each of the three months ended March 31, 2017 and 2016. The weighted average share amount excluded for convertible notes totaled 1.0 million shares for the three months ended March 31, 2017 and 5.6 million shares for the three months ended and March 31, 2016.

17. LITIGATION

The Company is a party to routine legal proceedings arising out of the normal course of business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes at this time that none of these actions, individually or in the aggregate, will have a material adverse effect on the consolidated financial condition, results of operations, or cash flows of the Company. However, due to the difficult nature of predicting unresolved and future legal claims, the Company cannot anticipate or predict the material adverse effect on its consolidated financial condition, results of operations, or cash flows as a result of efforts to comply with, or liabilities pertaining to, legal judgments.

18. SEGMENT INFORMATION

The Company has aggregated its operating units into reportable segments based on its three customer markets: agricultural, earthmoving/construction, and consumer. These segments are based on the information used by the chief executive officer to make certain operating decisions, allocate portions of capital expenditures, and assess segment performance. Segment external revenues, expenses, and income from operations are determined on the basis of the results of operations of operating units of manufacturing facilities. Expenses and income from operations are allocated to appropriate segments based on the sales of operating units of manufacturing facilities. Segment assets are generally determined on the basis of the tangible assets located at such operating units’ manufacturing facilities and the intangible assets associated with the acquisitions of such operating units. However, certain operating units’ property, plant and equipment balances are carried at the corporate level. Titan is organized primarily on the basis of products being included in three market segments, with each reportable segment including wheels, tires, wheel/tire assemblies, and undercarriage systems and components.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The table below presents information about certain operating results, separated by market segments for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	Three months ended
	March 31,
	2017	2016
Revenues from external customers
Agricultural	$180,516	$152,825
Earthmoving/construction	135,619	131,704
Consumer	41,366	37,265
	$357,501	$321,794
Gross profit
Agricultural	$21,716	$16,140
Earthmoving/construction	12,649	9,429
Consumer	5,364	2,728
	$39,729	$28,297
Income (loss) from operations
Agricultural	$12,584	$8,220
Earthmoving/construction	812	(1,016)
Consumer	1,454	(850)
Corporate & Unallocated	(21,911)	(17,892)
Loss from operations	(7,061)	(11,538)

Interest expense	(7,721)	(8,512)
Foreign exchange gain	4,490	4,823
Other income, net	3,149	3,905
Loss before income taxes	$(7,143)	$(11,322)

Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	March 31, 2017	December 31, 2016
Total assets
Agricultural	$484,971	$439,371
Earthmoving/construction	485,997	443,879
Consumer	129,619	140,293
Corporate & Unallocated	225,646	242,353
	$1,326,233	$1,265,896

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

19. FAIR VALUE MEASUREMENTS

Accounting standards for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following as of the dates set forth below (amounts in thousands):

	March 31, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Contractual obligation investments	$10,518	$10,518	$—	$—	$9,668	$9,668	$—	$—
Derivative financial instruments asset	891	—	891	—	988	—	988	—
Preferred stock	171	—	—	171	181	—	—	181
Total	$11,580	$10,518	$891	$171	$10,837	$9,668	$988	$181

The following table presents the changes, during the periods presented, in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2016	$181
Total unrealized losses	(10)
Balance as of March 31, 2017	$171

The preferred stock was valued based on the book value of the common stock into which it can be converted.

20. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of Board of Directors of the Company, Mr. Maurice Taylor. The related party is Mr. Fred Taylor, who is Mr. Maurice Taylor’s brother. The companies which Mr. Fred Taylor is associated with that do business with Titan include the following: Blackstone OTR, LLC; FBT Enterprises; Green Carbon, INC; Silverstone, Inc.; and OTR Wheel Engineering.  Sales of Titan products to these companies were approximately $0.5 million for three months ended March 31, 2017, as compared to $0.3 million for the three months ended March 31, 2016. Titan had trade receivables due from these companies of approximately $0.4 million at March 31, 2017, and approximately $0.1 million at December 31, 2016.  Titan had purchases from these companies of approximately $0.1 million for the three months ended March 31, 2017, as compared to no purchases for the three months ended March 31, 2016. Sales commissions paid to the above companies were approximately $0.4 million for the three months ended March 31, 2017, as compared to $0.6 million for the three months ended March 31, 2016.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

In July 2013, the Company entered into a Shareholders’ Agreement between OEP and RDIF to acquire Voltyre-Prom. Mr. Richard M. Cashin Jr., a director of the Company, is the President of OEP, which owns 21.4% of the joint venture.  The Shareholder’s Agreement contains a settlement put option which may require the Company to purchase equity interests in the joint venture from OEP and RDIF at a value set by the agreement. See Note 9 for additional information.

The Company has a 34.2% equity stake in Wheels India Limited, a company incorporated in India and listed on the National Stock Exchange in India. The Company had trade payables due to Wheels India Limited of approximately $0.1 million at March 31, 2017, and approximately $0.1 million at December 31, 2016.

The Company has a 19.5% equity stake in Titan-Yuxiang Wheel (Liuzhou) Co., Ltd, a company incorporated in China. The Company had trade payables due to Titan-Yuxiang Wheel (Liuzhou) Co., Ltd of approximately $1.1 million at March 31, 2017, and approximately $0.9 million at December 31, 2016.

The Company has a 49.0% equity stake in Central Iowa Training and Enrichment Center, LLC, an entity that owns a commercial building located in Boone, IA.

21. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2017	$(162,628)	$(25,650)	$(188,278)
Currency translation adjustments	9,104	—	9,104
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior
service cost, net of tax of $(14)	—	733	733
Balance at March 31, 2017	$(153,524)	$(24,917)	$(178,441)

22. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The senior secured notes are guaranteed by the following wholly-owned subsidiaries of the Company: Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois. The note guarantees are full and unconditional, joint and several obligations of the guarantors. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. See the indenture incorporated by reference to the Company's most recent Form 10-K for additional information. The following condensed consolidating financial statements are presented using the equity method of accounting. Certain sales and marketing expenses recorded by non-guarantor subsidiaries have not been allocated to the guarantor subsidiaries.

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended March 31, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$143,836	$213,665	$—	$357,501
Cost of sales	69	126,712	190,991	—	317,772
Gross profit (loss)	(69)	17,124	22,674	—	39,729
Selling, general and administrative expenses	4,871	17,271	19,196	—	41,338
Research and development expenses	—	903	1,940	—	2,843
Royalty expense	417	1,294	898	—	2,609
Income (loss) from operations	(5,357)	(2,344)	640	—	(7,061)
Interest expense	(7,445)	—	(276)	—	(7,721)
Intercompany interest income (expense)	581	—	(581)	—	—
Foreign exchange gain	—	—	4,490	—	4,490
Other income (loss)	1,280	(145)	2,014	—	3,149
Income (loss) before income taxes	(10,941)	(2,489)	6,287	—	(7,143)
Provision for income taxes	1,676	174	1,592	—	3,442
Equity in earnings of subsidiaries	4,976	—	(4,723)	(253)	—
Net loss	(7,641)	(2,663)	(28)	(253)	(10,585)
Net income noncontrolling interests	—	—	868	—	868
Net loss attributable to Titan	$(7,641)	$(2,663)	$(896)	$(253)	$(11,453)

(Amounts in thousands)	Consolidating Condensed Statements of Operations For the Three Months Ended March 31, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$144,034	$177,760	$—	$321,794
Cost of sales	494	128,737	164,266	—	293,497
Gross profit (loss)	(494)	15,297	13,494	—	28,297
Selling, general and administrative expenses	2,382	16,685	15,995	—	35,062
Research and development expenses	—	768	1,711	—	2,479
Royalty expense	292	1,196	806	—	2,294
Loss from operations	(3,168)	(3,352)	(5,018)	—	(11,538)
Interest expense	(8,283)	—	(229)	—	(8,512)
Intercompany interest income (expense)	290	—	(290)	—	—
Foreign exchange gain (loss)	—	(2)	4,825		4,823
Other income	362	85	3,458	—	3,905
Income (loss) before income taxes	(10,799)	(3,269)	2,746	—	(11,322)
Provision for income taxes	379	191	434	—	1,004
Equity in earnings of subsidiaries	2,443	—	(2,005)	(438)	—
Net income (loss)	(8,735)	(3,460)	307	(438)	(12,326)
Net income noncontrolling interests	—	—	417	—	417
Net loss attributable to Titan	$(8,735)	$(3,460)	$(110)	$(438)	$(12,743)

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Three Months Ended March 31, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(7,641)	$(2,663)	$(28)	$(253)	$(10,585)
Currency translation adjustment	11,019	—	11,019	(11,019)	11,019
Pension liability adjustments, net of tax	733	625	108	(733)	733
Comprehensive income (loss)	4,111	(2,038)	11,099	(12,005)	1,167
Net comprehensive income attributable to redeemable and noncontrolling interests	—	—	2,783	—	2,783
Comprehensive income (loss) attributable to Titan	$4,111	$(2,038)	$8,316	$(12,005)	$(1,616)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Three Months Ended March 31, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(8,735)	$(3,460)	$307	$(438)	$(12,326)
Currency translation adjustment	17,584	—	17,584	(17,584)	17,584
Pension liability adjustments, net of tax	287	265	22	(287)	287
Comprehensive income (loss)	9,136	(3,195)	17,913	(18,309)	5,545
Net comprehensive income attributable to redeemable and noncontrolling interests	—	—	5,400	—	5,400
Comprehensive income (loss) attributable to Titan	$9,136	$(3,195)	$12,513	$(18,309)	$145

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets March 31, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$72,160	$9	$58,989	$—	$131,158
Certificates of deposit	50,000	—	—		50,000
Accounts receivable, net	—	64,629	167,615	—	232,244
Inventories	—	81,963	210,438	—	292,401
Prepaid and other current assets	8,886	20,655	48,750	—	78,291
Total current assets	131,046	167,256	485,792	—	784,094
Property, plant and equipment, net	4,629	120,311	314,393	—	439,333
Investment in subsidiaries	751,660	—	82,907	(834,567)	—
Other assets	23,174	1,013	78,619	—	102,806
Total assets	$910,509	$288,580	$961,711	$(834,567)	$1,326,233
Liabilities and Equity
Short-term debt	$—	$—	$46,244	$—	$46,244
Accounts payable	5,809	22,796	157,558	—	186,163
Other current liabilities	39,261	31,851	58,169	—	129,281
Total current liabilities	45,070	54,647	261,971	—	361,688
Long-term debt	396,094	—	13,612	—	409,706
Other long-term liabilities	28,259	17,958	51,370	—	97,587
Intercompany accounts	77,899	(282,576)	204,677	—	—
Redeemable noncontrolling interest	—	—	106,825	—	106,825
Titan shareholders' equity	363,187	498,551	327,468	(834,567)	354,639
Noncontrolling interests	—	—	(4,212)	—	(4,212)
Total liabilities and equity	$910,509	$288,580	$961,711	$(834,567)	$1,326,233

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$86,190	$9	$61,628	$—	$147,827
Certificates of deposit	50,000	—	—	—	50,000
Accounts receivable, net	—	43,485	135,899	—	179,384
Inventories	—	76,823	195,413	—	272,236
Prepaid and other current assets	11,965	21,901	45,868	—	79,734
Total current assets	148,155	142,218	438,808	—	729,181
Property, plant and equipment, net	4,898	124,049	308,254	—	437,201
Investment in subsidiaries	742,679	—	87,385	(830,064)	—
Other assets	23,627	1,118	74,769	—	99,514
Total assets	$919,359	$267,385	$909,216	$(830,064)	$1,265,896
Liabilities and Equity
Short-term debt	$60,148	$—	$37,264	$—	$97,412
Accounts payable	4,187	14,398	129,670	—	148,255
Other current liabilities	34,140	34,475	51,822	—	120,437
Total current liabilities	98,475	48,873	218,756	—	366,104
Long-term debt	395,852	—	12,908	—	408,760
Other long-term liabilities	27,636	18,473	47,235	—	93,344
Intercompany accounts	94,977	(300,823)	205,846	—	—
Redeemable noncontrolling interest	—	—	104,809	—	104,809
Titan shareholders' equity	302,419	500,862	323,600	(830,064)	296,817
Noncontrolling interests	—	—	(3,938)	—	(3,938)
Total liabilities and equity	$919,359	$267,385	$909,216	$(830,064)	$1,265,896

TITAN INTERNATIONAL, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Three Months Ended March, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(10,008)	$1,541	$(6,072)	$(14,539)
Cash flows from investing activities:
Capital expenditures	(358)	(1,588)	(6,443)	(8,389)
Other, net	—	47	527	574
Net cash used for investing activities	(358)	(1,541)	(5,916)	(7,815)
Cash flows from financing activities:
Proceeds from borrowings	—	—	14,635	14,635
Payment on debt	(3,393)	—	(6,823)	(10,216)
Dividends paid	(271)	—	—	(271)
Net cash provided by (used for) financing activities	(3,664)	—	7,812	4,148
Effect of exchange rate change on cash	—	—	1,537	1,537
Net decrease in cash and cash equivalents	(14,030)	—	(2,639)	(16,669)
Cash and cash equivalents, beginning of period	86,190	9	61,628	147,827
Cash and cash equivalents, end of period	$72,160	$9	$58,989	$131,158

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows For the Three Months Ended March 31, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(11,182)	$1,969	$11,546	$2,333
Cash flows from investing activities:
Capital expenditures	365	(1,969)	(5,545)	(7,149)
Other, net	—	—	771	771
Net cash provided by (used for) investing activities	365	(1,969)	(4,774)	(6,378)
Cash flows from financing activities:
Proceeds from borrowings	—	—	110	110
Payment on debt	—	—	(7,288)	(7,288)
Dividends paid	(270)	—	—	(270)
Net cash used for financing activities	(270)	—	(7,178)	(7,448)
Effect of exchange rate change on cash	—	—	2,402	2,402
Net increase (decrease) in cash and cash equivalents	(11,087)	—	1,996	(9,091)
Cash and cash equivalents, beginning of period	142,401	4	57,783	200,188
Cash and cash equivalents, end of period	$131,314	$4	$59,779	$191,097

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of the financial statements included in this quarterly report with a narrative from the perspective of the management of Titan International, Inc. (Titan or the Company) on Titan's financial condition, results of operations, liquidity and other factors which may affect the Company's future results. The MD&A in this quarterly report should be read in conjunction with the condensed consolidated financial statements and other financial information included elsewhere in this quarterly report and the MD&A and audited consolidated financial statements and related notes in Titan's annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 15, 2017.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements, which are covered by the "Safe Harbor for Forward-Looking Statements" provided by the Private Securities Litigation Reform Act of 1995. Readers can identify these statements by the fact that they do not relate strictly to historical or current facts. The Company tried to identify forward-looking statements in this report by using words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could.” These forward-looking statements include among other items:

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
Readers of this Form 10-Q should understand that these forward-looking statements are based on the Company’s current expectations and assumptions about future events and are subject to a number of risks, uncertainties, and changes in circumstances that are difficult to predict, including, but not limited to, the factors discussed in Item 1A, Risk Factors, of the Company's most recent annual report on Form 10-K, certain of which are beyond the Company’s control.

Actual results could differ materially from these forward-looking statements as a result of certain factors, including:

•	The effect of a recession on the Company and its customers and suppliers;

•	Changes in the Company’s end-user markets into which the Company sells its products as a result of world economic or regulatory influences or otherwise;

•	Changes in the marketplace, including new products and pricing changes by the Company’s competitors;

•	Ability to maintain satisfactory labor relations;

•	Unfavorable outcomes of legal proceedings;

•	The Company's ability to comply with current or future regulations applicable to the Company's business and the industry in which it competes or any actions by regulatory authorities;

•	Availability and price of raw materials;

•	Levels of operating efficiencies;

•	The effects of the Company's indebtedness and its compliance with the terms thereof;

•	Changes in the interest rate environment and their effects on the Company's outstanding indebtedness;

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

•	Unfavorable product liability and warranty claims;

•	Actions of domestic and foreign governments;

•	Geopolitical and economic uncertainties relating to the countries the Company operates or does business in;

•	Risks associated with acquisitions, including difficulty in integrating operations and personnel, disruption of ongoing business, and increased expenses:

•	Results of investments;

•	The effects of previously announced processes to explore various strategic transactions, including potential dispositions;

•	Fluctuations in currency translations;

•	Climate change and related laws and regulations;

•	Risks associated with environmental laws and regulations; and

•	Risks related to financial reporting, internal controls, tax accounting, and information systems.
Any changes in such factors could lead to significantly different results.  Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results as indicated in forward-looking statements.  Forward-looking statements included in this report speak only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information and assumptions contained in this report will in fact transpire. The reader should not place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by the Company, or on its behalf. All forward-looking statements attributable to Titan are expressly qualified by these cautionary statements.

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

Earthmoving/Construction Segment: The Company manufactures rims, wheels, tires, and undercarriage systems and components for various types of off-the-road (OTR) earthmoving, mining, military, construction, and forestry equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, articulated dump trucks, load transporters, haul trucks, backhoe loaders, crawler tractors, lattice cranes, shovels, and hydraulic excavators.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The table provides highlights for the three months ended March 31, 2017, compared to the same period of 2016 (amounts in thousands, except earnings per share):

	Three months ended
	March 31,
	2017	2016	% Increase
Net sales	$357,501	$321,794	11%
Gross profit	39,729	28,297	40%
Loss from operations	(7,061)	(11,538)	39%
Net loss	(10,585)	(12,326)	14%
Basic earnings per share	(0.18)	(0.33)	45%

The Company recorded sales of $357.5 million for the first quarter of 2017, which were 11% higher than first quarter 2016 sales of $321.8 million. Sales improved across all reported segments. Overall sales volume was up 4% for the first quarter of 2017 as compared to the comparable quarter of 2016, driven by higher volumes in both the agriculture and consumer segments, offset by slightly lower volume in earthmoving/construction. Favorable currency translation increased sales by 4% and a favorable change in price mix contributed another 3% of increase to sales.

The Company's gross profit was $39.7 million, or 11.1% of net sales, for the first quarter of 2017, compared to $28.3 million, or 8.8% of net sales, in the comparable period of 2016. Loss from operations was $7.1 million for the first quarter of 2017, compared to loss of $11.5 million in the comparable quarter of 2016. Net loss was $10.6 million for the first quarter of 2017, compared to loss of $12.3 million in 2016. Basic earnings per share was $(0.18) in the first quarter of 2017, compared to $(0.33) in 2016.

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

Inventories
Inventories are valued at lower of cost or net realizable value. Market value is estimated based on current selling prices. Inventory costs are calculated using the first-in, first-out (FIFO) method or average cost method. Estimated provisions are established for slow-moving and obsolete inventory.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Impairment of Long-Lived Assets
The Company reviews fixed assets to assess recoverability from future operations whenever events and circumstances indicate that the carrying values may not be recoverable. Circumstances that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, or a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets, or significant changes in business strategies. Impairment losses are recognized in operating results when expected undiscounted cash flows are less than the carrying value of the asset. Impairment losses are measured as the excess of the carrying value of the asset over the discounted expected future cash flows or the estimated fair value of the asset.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates, and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements, and obligations. The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries. During the first quarter of 2017, the Company contributed cash funds of $0.5 million to its pension plans. Titan expects to contribute approximately $2.7 million to these pension plans during the remainder of 2017. For more information concerning these costs and obligations, see the discussion of “Pensions” in Item 7 and Note 23 to the Company's financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2016.

Product Warranties
The Company provides limited warranties on workmanship on its products in all market segments. The majority of the Company's products are subject to a limited warranty that ranges between less than one year and ten years, with certain products being prorated after the first year. Actual warranty experience may differ from historical experience. The Company calculates an estimated warranty liability based on past warranty experience and the sales of products subject to that experience. The Company records warranty expense based on warranty payments made during the applicable period and changes to the estimated warranty liability. The Company's warranty accrual was $18.2 million at March 31, 2017, and $17.9 million at December 31, 2016.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Highlights for the three months ended March 31, 2017, compared to 2016 (amounts in thousands):

	Three months ended
	March 31,
	2017	2016
Net sales	$357,501	$321,794
Cost of sales	317,772	293,497
Gross profit	$39,729	$28,297
Gross profit as percentage of Net Sales	11.1%	8.8%

Net Sales
Net sales for the quarter ended March 31, 2017, were $357.5 million, compared to $321.8 million in the comparable quarter of 2016, an increase of 11%. Overall sales volume was up 4% driven by higher volumes in both the agriculture and consumer segments, offset by slightly lower volume in earthmoving/construction. Favorable currency translation increased sales by 4% and a favorable change in price mix contributed another 3% of increase to sales.

Cost of Sales and Gross Profit
Cost of sales was $317.8 million for the quarter ended March 31, 2017, compared to $293.5 million for the comparable quarter in 2016. Gross profit for the first quarter of 2017 was $39.7 million, or 11.1% of net sales, compared to $28.3 million, or 8.8% of net sales for the first quarter of 2016. The increase in gross profit percentage was primarily related to the Business Improvement Framework initiatives that focus on lowering costs and increasing efficiencies.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the first quarter of 2017 were $41.3 million, or 11.6% of net sales, compared to $35.1 million, or 10.9% of net sales, for the first quarter of 2016.  The increase in SG&A expenses was primarily due to the anti-dumping and countervailing duties litigation, marketing investments in LSW development, and non-recurring legal and professional fees.

Research and Development Expenses
Research and development (R&D) expenses for the first quarter of 2017 were $2.8 million, or 0.8% of net sales, compared to $2.5 million, or 0.8% of net sales, for the first quarter of 2016.

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

Royalty expenses for the first quarter of 2017 were $2.6 million, or 0.7% of net sales, compared to $2.3 million, or 0.7% of net sales, for the first quarter of 2016. The increase was driven by higher international sales subject to royalty.

Loss from Operations
Loss from operations for the first quarter of 2017 was $7.1 million, compared to $11.5 million in 2016.  This change was the net result of the items previously discussed.

Interest Expense
Interest expense was $7.7 million and $8.5 million for the quarters ended March 31, 2017 and 2016, respectively.

Foreign Exchange Gain
Foreign exchange gain was $4.5 million for the first quarter of 2017, compared to $4.8 million for the first quarter of 2016.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Other Income
Other income was $3.1 million for the quarter ended March 31, 2017, as compared to $3.9 million in the comparable quarter of 2016.  For the quarter ended March 31, 2017, the Company recorded interest income of $1.0 million, a gain related to investments for deferred compensation of $0.9 million, Wheels India Limited equity income of $0.8 million, and rental income of $0.6 million. For the quarter ended March 31, 2016, the Company recorded a gain on sale of assets of $2.3 million, Wheels India Limited equity income of $0.5 million, interest income of $0.4 million, and a loss related to contractual obligation investments of $0.2 million,

Provision for Income Taxes
The Company recorded income tax expense of $3.4 million and $1.0 million for the quarters ended March 31, 2017 and 2016, respectively.  The Company's effective income tax rate was (48%) and (9)% for the three months ended March 31, 2017 and 2016, respectively.

The Company’s 2017 effective income tax rate is different from the U.S. Federal income tax rate mainly due to losses in the U.S. and certain foreign jurisdictions where the Company could not record a tax benefit due to a valuation allowance. The increased negative effective tax rate is also due to non-deductible expenses and income adjustments in taxable jurisdictions that had the effect of increasing the tax rate for the period. The actual cash tax outlay for the quarter was $0.6 million.

The Company’s 2016 effective income tax rate is different from the U.S. Federal income tax rate mainly due to losses in the U.S. and certain foreign jurisdictions that the Company could not record a tax benefit due to a valuation allowance. In addition, profits were incurred in certain lower tax rate foreign jurisdictions which resulted in lower tax expense. The actual cash tax outlay for the quarter was $1.1 million.

The Company continues to monitor the realization of its deferred tax assets and assess the need for a valuation allowance. This process requires management to make estimates, assumptions, and judgments that are uncertain in nature. The Company has established valuation allowances on U.S. and certain foreign jurisdictions and continues to monitor and assess potential valuation allowances in all its jurisdictions.

Net Loss
Net loss for the first quarter of March 31, 2017, was $10.6 million, compared to $12.3 million in the comparable quarter of 2016. For the quarters ended March 31, 2017 and 2016, basic and diluted earnings per share were $(.18) and $(.33), respectively. The Company's lower net loss and higher earnings per share were due to the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows (amounts in thousands):

	Three months ended
	March 31,
	2017	2016
Net sales	$180,516	$152,825
Gross profit	21,716	16,140
Income from operations	12,584	8,220

Net sales in the agricultural market were $180.5 million for the quarter ended March 31, 2017, as compared to $152.8 million in 2016, an increase of 18%. Agriculture sales experienced higher volumes of 12% and favorable currency translation of 6% with a flat price/mix.

Gross profit in the agricultural market was $21.7 million for the quarter ended March 31, 2017, as compared to $16.1 million in the comparable quarter of 2016.  Income from operations in the agricultural market was $12.6 million for the quarter ended March 31, 2017, as compared to $8.2 million in 2016.

With increasing sales, the Company's maintained focus on business improvement initiatives within our Business Improvement Framework is showing results. These initiatives focus on lowering costs and increasing efficiencies.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows (amounts in thousands):

	Three months ended
	March 31,
	2017	2016
Net sales	$135,619	$131,704
Gross profit	12,649	9,429
Income (loss) from operations	812	(1,016)

The Company's earthmoving/construction market net sales were $135.6 million for the quarter ended March 31, 2017, as compared to $131.7 million in 2016, an increase of 3%. Change in earthmoving/construction sales price/mix increased sales by 6%, offset in part by a 3% decrease due to reduction in volume. Currency did not have a material impact.

Gross profit in the earthmoving/construction market was $12.6 million for the quarter ended March 31, 2017, as compared to $9.4 million in 2016. The Company's earthmoving/construction market income from operations was $0.8 million for the quarter ended March 31, 2017, as compared to a loss of $1.0 million in 2016.

Consumer Segment Results
Consumer segment results for the periods presented below were as follows (amounts in thousands):

	Three months ended
	March 31,
	2017	2016
Net sales	$41,366	$37,265
Gross profit	5,364	2,728
Income (loss) from operations	1,454	(850)

Consumer market net sales were $41.4 million for the quarter ended March 31, 2017, as compared to $37.3 million in the comparable quarter of 2016, an increase of approximately 11%. Sales increases were largely a result of improving economic conditions in Brazil.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Gross profit from the consumer market was $5.4 million for the quarter ended March 31, 2017, as compared to $2.7 million for the comparable quarter of 2016. Consumer market income from operations was $1.5 million for the quarter ended March 31, 2017, as compared to a loss of $0.9 million in 2016. Improvements were primarily the result of higher volumes and improved efficiencies in Brazil, but other regions showed improvements as well, with plant efficiencies being the primary driver.

Segment Summary (amounts in thousands)

Three months ended March 31, 2017	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$180,516	$135,619	$41,366	$—	$357,501
Gross profit	21,716	12,649	5,364	—	39,729
Income (loss) from operations	12,584	812	1,454	(21,911)	(7,061)
Three months ended March 31, 2016
Net sales	$152,825	$131,704	$37,265	$—	$321,794
Gross profit	16,140	9,429	2,728	—	28,297
Income (loss) from operations	8,220	(1,016)	(850)	(17,892)	(11,538)

Corporate & Unallocated Expenses
Income from operations on a segment basis does not include corporate expenses totaling $21.9 million for the quarter ended March 31, 2017, as compared to $17.9 million for the comparable quarter of 2016. Corporate expenses were composed of selling and marketing expenses of approximately $8 million and $7 million for the quarters ended March 31, 2017 and 2016, respectively; and administrative expenses of approximately $14 million and $11 million for the quarters ended March 31, 2017 and 2016, respectively.

MARKET RISK SENSITIVE INSTRUMENTS
The Company's risks related to foreign currencies, commodity prices, and interest rates at March 31, 2017, were consistent with those for 2016. For more information, see the “Market Risk Sensitive Instruments” discussion in the Company's Form 10-K for the fiscal year ended December 31, 2016.

PENSIONS
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. These plans are described in Note 23 of the Company's Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2016.

The Company's recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates and other factors. Certain of these assumptions are determined by the Company with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements, and the carrying value of the related obligations. Titan expects to contribute approximately $2.7 million to these pension plans during the remainder of 2017.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of March 31, 2017, the Company had $131.2 million of cash.

(Amounts in thousands)	March 31,	December 31,
	2017	2016	Change
Cash	$131,158	$147,827	$(16,669)

The cash balance decreased by $16.7 million from December 31, 2016, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Three months ended March 31,
	2017	2016	Change
Net loss	$(10,585)	$(12,326)	$1,741
Depreciation and amortization	14,466	15,249	(783)
Deferred income tax provision	715	(278)	993
Foreign currency translation loss	(1,342)	(4,000)	2,658
Accounts receivable	(48,180)	(32,150)	(16,030)
Inventories	(14,547)	15,610	(30,157)
Prepaid and other current assets	2,641	3,335	(694)
Accounts payable	34,313	9,747	24,566
Other current liabilities	7,425	7,796	(371)
Other liabilities	471	(37)	508
Other operating activities	84	(613)	697
Cash provided by (used for) operating activities	$(14,539)	$2,333	$(16,872)

In the first three months of 2017, operating activities used $14.5 million of cash, including decreases from accounts receivable of $48.2 million and inventories of $14.5 million, offset by increases from accounts payable of $34.3 million. Included in net loss of $10.6 million were noncash charges for depreciation and amortization of $14.5 million and foreign currency translation loss of $1.3 million.

Operating cash flows decreased $16.9 million when comparing the first three months of 2017 to the first three months of 2016. The net loss in the first three months of 2017 was a $1.7 million increase from the loss in the first three months of 2016. When comparing the first three months of 2017 to the first three months of 2016, cash flows from operating activities decreased in inventories and accounts receivable by $30.2 million and $16.0 million, respectively, offset by increase of $24.6 million in accounts payable.

Summary of the components of cash conversion cycle:

	March 31,	December 31,	March 31,
	2017	2016	2016
Days sales outstanding	59	53	61
Days inventory outstanding	88	95	88
Days payable outstanding	(56)	(52)	(45)
Cash conversion cycle	91	96	104

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Three months ended March 31,
	2017	2016	Change
Capital expenditures	$(8,389)	$(7,149)	$(1,240)
Other investing activities	574	771	(197)
Cash used for investing activities	$(7,815)	$(6,378)	$(1,437)

Net cash used for investing activities was $7.8 million in the first three months of 2017, as compared to $6.4 million in the first three months of 2016. The Company invested a total of $8.4 million in capital expenditures in the first three months of 2017, compared to $7.1 million in 2016. The 2017 and 2016 expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan's existing business and maintaining existing equipment.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Three months ended March 31,
	2017	2016	Change
Proceeds from borrowings	$14,635	$110	$14,525
Payment on debt	(10,216)	(7,288)	(2,928)
Dividends paid	(271)	(270)	(1)
Cash provided by (used for) financing activities	$4,148	$(7,448)	$11,596

In the first three months of 2017, $4.1 million of cash was provided by financing activities. This cash was primarily provided through debt financing, with borrowing providing $14.6 million offset with payments of $10.2 million.

Debt Restrictions
The Company’s revolving credit facility (credit facility) contains various restrictions, including:

•
Requirement to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis) when remaining availability under the credit facility is less than 10% of the total commitment under the credit facility, currently $7.5 million;

•	Limits on dividends and repurchases of the Company’s stock;

•	Restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge or otherwise fundamentally change the ownership of the Company;

•	Limitations on investments, dispositions of assets, and guarantees of indebtedness; and

•	Other customary affirmative and negative covenants.

These restrictions could limit the Company’s ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, or take advantage of business opportunities, including future acquisitions.

Other Items
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.  Historically, Titan tends to have higher production levels in the first and second quarters.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity Outlook
At March 31, 2017, the Company had $131.2 million of cash and cash equivalents and $50.0 million invested in certificates of deposit with an original maturity of greater than three months and less than six months, for a total of $181.2 million. At March 31, 2017, there were no outstanding borrowings on the Company's $75 million credit facility. Titan's availability under this credit facility may be less than $75 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. At March 31, 2017, an outstanding letter of credit under this credit facility totaled $11.6 million and the amount available under the facility totaled $63.4 million, based upon eligible accounts receivable and inventory balances. The cash and cash equivalents balance of $131.2 million includes $55.2 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations; however, if foreign funds were needed for U.S. operations, the Company would be required to accrue and pay taxes to repatriate the funds. The Company does have U.S. net operating losses that may be available to offset a portion of the potential cash tax outlay from the repatriation of these foreign funds.

Capital expenditures for the remainder of 2017 are estimated to be approximately $25 million to $30 million.  Cash payments for interest are currently forecasted to be approximately $31 million for the remainder of 2017 based on March 31, 2017, debt balances. The forecasted interest payments are comprised primarily of the semi-annual payments of $13.8 million (the first payment for 2017 was made on April 3, with the second payment due October 1) for the 6.875% senior secured notes.

The Company's redeemable noncontrolling interest in Voltyre-Prom includes a settlement put option which is exercisable July through December of 2018. If exercised in July 2018, the redeemable noncontrolling interest may be purchased, with cash or Titan common stock, at an amount set by the Shareholder's Agreement, which was estimated to be approximately $117 million at March 31, 2017. See Note 9 to the Company's consolidated condensed financial statements regarding the Company's redeemable noncontrolling interest and the settlement put option.

In the future, Titan may seek to grow by making acquisitions which will depend on the ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition, and finance those acquisitions.

Subject to the terms of the agreements governing Titan's outstanding indebtedness, the Company may finance future acquisitions with cash on hand, cash from operations, additional indebtedness, issuing additional equity securities, and divestitures.

Cash, cash equivalents, and certificates of deposit, totaling $181.2 million at March 31, 2017, along with anticipated internal cash flows from operations, and utilization of remaining available borrowings are expected to provide sufficient liquidity for working capital needs, debt maturities, capital expenditures, and potential acquisitions. Potential divestitures are also a means to provide for future liquidity needs.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosure about the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update were deferred by ASU No. 2015-14, "Revenue form Contracts with Customers (Topic 606) Deferral of Effective Date," and are now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is in the process of comparing its current revenue recognition policies to the requirements of ASU No. 2014-09. For the majority of Titan’s revenue arrangements, no significant impacts are expected, as these transactions are not accounted for under industry-specific guidance that will be superseded by ASU No. 2014-09 and generally consist of a single performance obligation to transfer promised goods or services. While the Company has not identified any material differences in the amount and timing of revenue recognition related to ASU No. 2014-09, the evaluation is not complete and Titan has not concluded on the overall impacts of adopting ASU No. 2014-09. The guidance provides for adoption either retrospectively to each prior reporting period or as a cumulative-effect adjustment as of the date of adoption. The Company plans to make a determination as to its method of adoption once it more fully completes its evaluation of the impacts of the standard on its revenue recognition and it is better able to evaluate the cost-benefit of each method. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation, and disclosure upon adoption in the year beginning on January 1, 2018.

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

In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets other than Inventory." This update requires the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company early adopted this guidance effective January 1, 2017. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This update requires an employer to report the service cost component of defined benefit pension cost and postretirement benefit cost in the same line item of the income statement as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in this update are effective for annual periods beginning after December 15, 2017, including interim periods with those years. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

MARKET CONDITIONS AND OUTLOOK
In the first quarter of 2017, Titan experienced higher sales when compared to the same period of 2016.  The higher sales levels were primarily the result of increased demand for replacement equipment used in the agricultural market. The market for new equipment, which has been in a cyclical downturn, is beginning to show signs of recovery. In addition, currency translation positively impacted sales.

Energy, natural raw material, and petroleum-based product costs were volatile and negatively affected the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK
Farm net income is generally expected to be flat in 2017. Declining income levels have reduced demand for large farm equipment. More specifically, large equipment sales have deteriorated significantly since 2013 after a robust cycle in prior years. The shift to lower horsepower tractors has had a negative impact on revenue and margin performance. This trend is expected to bottom out sometime in 2017. Most major OEMs are forecasting 2017 agricultural equipment sales to be essentially flat relative to 2016 within most regions. North American used equipment levels remained relatively high in the first quarter of 2017 with some decreases recently from peak levels. Excess used equipment inventory and values can also negatively impact the new equipment market; however, with the extended equipment replacement cycle, opportunity exists for higher aftermarket replacement sales. Many variables, including weather, grain prices, export markets, currency, and government policies and subsidies can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Demand for larger products used in the mining industry is expected to improve slightly in 2017, with demand for our products in this market expected to improve nominally as compared to 2016. Demand for small and medium sized earthmoving/construction equipment used in the housing and commercial construction sectors is expected to be flat or up slightly in 2017 relative to 2016. The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers.

CONSUMER MARKET OUTLOOK
The consumer market is expected to remain highly competitive in 2017. The consumer segment is affected by many variables including consumer spending, interest rates, government policies, and other macroeconomic drivers.

TITAN INTERNATIONAL, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A - Quantitative and Qualitative Disclosures About Market Risk included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. There has been no material change in this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the first quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TITAN INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to routine legal proceedings arising out of the normal course of business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes at this time that none of these actions, individually or in the aggregate, will have a material adverse effect on the consolidated financial condition, results of operations, or cash flows of the Company. However, due to the difficult nature of predicting unresolved and future legal claims, the Company cannot anticipate or predict the material adverse effect on its consolidated financial condition, results of operations, or cash flows as a result of efforts to comply with, or liabilities pertaining to, legal judgments.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 15, 2017.

Item 6. Exhibits

10	Credit and Security Agreement, dated February 17, 2017 (incorporated by reference to Exhibit 10 to Titan International, Inc.'s Current Report on Form 8-K filed on February 23, 2017.)

18	Preferability letter from Grant Thornton LLP regarding change in accounting principle.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TITAN INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	May 3, 2017	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JAMES M. FROISLAND
James M. Froisland
Chief Financial Officer
(Principal Financial Officer)