Form 10-Q
period 2017-06-30
TITAN INTERNATIONAL INC
filed 2017-08-03
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares of Titan International, Inc. outstanding: 59,700,839 shares common stock, $0.0001 par value, as of July 25, 2017.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Net sales	$364,399	$330,214	$721,900	$652,008
Cost of sales	320,837	286,496	638,609	579,993
Gross profit	43,562	43,718	83,291	72,015
Selling, general and administrative expenses	34,463	36,302	75,801	71,364
Research and development expenses	2,608	2,714	5,451	5,193
Royalty expense	2,533	2,109	5,142	4,403
Income (loss) from operations	3,958	2,593	(3,103)	(8,945)
Interest expense	(7,320)	(7,982)	(15,041)	(16,494)
Foreign exchange gain (loss)	(5,257)	2,182	(767)	7,005
Other income	2,208	3,049	5,357	6,954
Loss before income taxes	(6,411)	(158)	(13,554)	(11,480)
Provision for income taxes	126	3,648	3,568	4,652
Net loss	(6,537)	(3,806)	(17,122)	(16,132)
Net income (loss) attributable to noncontrolling interests	(244)	(550)	624	(133)
Net loss attributable to Titan	(6,293)	(3,256)	(17,746)	(15,999)
Redemption value adjustment	(4,040)	(1,900)	(3,099)	(7,108)
Net loss applicable to common shareholders	$(10,333)	$(5,156)	$(20,845)	$(23,107)

Earnings per common share:
Basic	$(0.17)	$(0.10)	$(0.35)	$(0.43)
Diluted	$(0.17)	$(0.10)	$(0.35)	$(0.43)
Average common shares and equivalents outstanding:
Basic	59,557	53,884	59,067	53,869
Diluted	59,557	53,884	59,067	53,869

Dividends declared per common share:	$0.005	$0.005	$0.010	$0.010

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(All amounts in thousands)

	Three months ended
	June 30,
	2017	2016
Net loss	$(6,537)	$(3,806)
Currency translation adjustment	8,006	4,346
Pension liability adjustments, net of tax of $(97) and $(133), respectively	989	448
Comprehensive income	2,458	988
Net comprehensive income (loss) attributable to redeemable and noncontrolling interests	(1,562)	706
Comprehensive income attributable to Titan	$4,020	$282

	Six months ended
	June 30,
	2017	2016
Net loss	$(17,122)	$(16,132)
Currency translation adjustment	19,025	21,931
Pension liability adjustments, net of tax of $(111) and $(304), respectively	1,722	735
Comprehensive income	3,625	6,534
Net comprehensive income attributable to redeemable and noncontrolling interests	1,221	6,106
Comprehensive income attributable to Titan	$2,404	$428

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	June 30, 2017	December 31, 2016

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$143,236	$147,827
Certificates of deposit	10,000	50,000
Accounts receivable, net	219,924	179,384
Inventories	323,491	272,236
Prepaid and other current assets	78,413	79,734
Total current assets	775,064	729,181
Property, plant and equipment, net	435,731	437,201
Deferred income taxes	8,265	4,663
Other assets	92,891	94,851
Total assets	$1,311,951	$1,265,896

Liabilities
Current liabilities
Short-term debt	$42,563	$97,412
Accounts payable	187,077	148,255
Other current liabilities	118,024	120,437
Total current liabilities	347,664	366,104
Long-term debt	408,789	408,760
Deferred income taxes	18,248	13,183
Other long-term liabilities	77,826	80,161
Total liabilities	852,527	868,208

Redeemable noncontrolling interest	108,839	104,809

Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 60,715,356 issued, 59,657,340 outstanding)	—	—
Additional paid-in capital	535,436	479,075
Retained earnings (deficit)	(1,128)	17,214
Treasury stock (at cost, 1,058,016 and 1,083,212 shares, respectively)	(9,893)	(10,119)
Stock reserved for deferred compensation	(1,075)	(1,075)
Accumulated other comprehensive loss	(168,128)	(188,278)
Total Titan shareholders’ equity	355,212	296,817
Noncontrolling interests	(4,627)	(3,938)
Total equity	350,585	292,879
Total liabilities and equity	$1,311,951	$1,265,896

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings (deficit)	Treasury stock	Treasury stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2017	54,169,880	$479,075	$17,214	$(10,119)	$(1,075)	$(188,278)	$296,817	$(3,938)	$292,879
Net income (loss) *			(17,746)				(17,746)	814	(16,932)
Currency translation adjustment, net *						18,428	18,428	(524)	17,904
Pension liability adjustments, net of tax						1,722	1,722		1,722
Dividends declared			(596)				(596)		(596)
Note conversion	5,462,264	58,460					58,460		58,460
Redemption value adjustment		(3,099)					(3,099)		(3,099)
Stock-based compensation		956					956		956
VIE distributions							—	(979)	(979)
Issuance of treasury stock under 401(k) plan	25,196	44		226			270		270
Balance June 30, 2017	59,657,340	$535,436	$(1,128)	$(9,893)	$(1,075)	$(168,128)	$355,212	$(4,627)	$350,585

* Net income (loss) excludes $(190) of net loss attributable to redeemable noncontrolling interest. Currency translation adjustment excludes $1,121 of currency translation related to redeemable noncontrolling interest.

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2017	2016
Net loss	$(17,122)	$(16,132)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	29,486	30,615
Deferred income tax provision	1,324	600
Stock-based compensation	956	931
Issuance of treasury stock under 401(k) plan	270	283
Foreign currency translation loss	2,467	6,740
(Increase) decrease in assets:
Accounts receivable	(34,879)	(9,789)
Inventories	(43,722)	10,206
Prepaid and other current assets	2,877	(7,583)
Other assets	3,620	(1,318)
Increase (decrease) in liabilities:
Accounts payable	33,149	15,007
Other current liabilities	(4,922)	3,523
Other liabilities	(4,057)	(3,411)
Net cash provided by (used for) operating activities	(30,553)	29,672
Cash flows from investing activities:
Capital expenditures	(15,152)	(18,050)
Certificates of deposit	40,000	—
Other	1,038	1,294
Net cash provided by (used for) investing activities	25,886	(16,756)
Cash flows from financing activities:
Proceeds from borrowings	27,742	1,559
Payment on debt	(29,077)	(10,248)
Dividends paid	(570)	(540)
Net cash used for financing activities	(1,905)	(9,229)
Effect of exchange rate changes on cash	1,981	3,363
Net increase (decrease) in cash and cash equivalents	(4,591)	7,050
Cash and cash equivalents, beginning of period	147,827	200,188
Cash and cash equivalents, end of period	$143,236	$207,238

Supplemental information:
Interest paid	$17,916	$16,510
Income taxes paid, net of refunds received	$3,221	$3,367
Noncash investing and financing information:
Issuance of common stock for convertible debt payment	$58,460	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments which are normal, recurring, and necessary for a fair statement of the Company's financial position as of June 30, 2017, and the results of operations and cash flows for the three and six months ended June 30, 2017 and 2016.
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

Inventories
Inventories are valued at the lower of cost or net realizable value. The Company’s inventories are valued under the first in, first out (FIFO) method or average cost method. Net realizable value is estimated based on current selling prices. Estimated provisions are established for slow-moving and obsolete inventory.

Prior to 2017, the Company used the last in, first out (LIFO) inventory cost method at its Titan Wheel Corporation of Illinois subsidiary. Effective January 1, 2017, the Company elected to change its method of inventory accounting at this subsidiary to the FIFO method. The Company believes that the FIFO method is preferable as it results in increased uniformity across the Company’s global operations with respect to the method of inventory accounting, as no other subsidiaries were using the LIFO method. The Company also believes that the switch to FIFO at Titan Wheel Corporation of Illinois will improve financial reporting by better reflecting the current value of inventory, more closely aligning the flow of physical inventory with the accounting for the inventory, and providing better matching of revenues and expenses. The Company applied this change in method of inventory accounting by retrospectively adjusting the prior period financial statements. The cumulative effect of this accounting change resulted in a $6.6 million increase in retained earnings as of January 1, 2016.

As a result of the retrospective adjustment of the change in accounting principle, certain amounts in the Company's Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016, were adjusted as follows:

	Three Months Ended June 30, 2016
	As originally reported	Effect of change	As adjusted
Cost of sales	$285,139	$1,357	$286,496
Income (loss) from operations	3,950	(1,357)	2,593
Net Loss	(2,449)	(1,357)	(3,806)

Basic and diluted loss per share	$(0.07)	$(0.03)	$(0.10)

	Six Months Ended June 30, 2016
	As originally reported	Effect of change	As adjusted
Cost of sales	$575,045	$4,948	$579,993
Loss from operations	(3,997)	(4,948)	(8,945)
Net Loss	(11,184)	(4,948)	(16,132)

Basic and diluted loss per share	$(0.34)	$(0.09)	$(0.43)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Consolidated Balance Sheet at December 31, 2016, was adjusted as follows:

	December 31, 2016
	As originally reported	Effect of change	As adjusted
Inventories	$269,291	$2,945	$272,236
Retained Earnings	14,269	2,945	17,214

Net sales
Sales are presented net of allowances, discounts, and sales and other related taxes.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, certificates of deposit, accounts receivable, notes receivable, accounts payable, other accruals, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.875% senior secured notes due 2020 (senior secured notes) were carried at cost of $396.3 million at June 30, 2017. The fair value of the senior secured notes at June 30, 2017, as obtained through an independent pricing source, was approximately $412.0 million.

Cash dividends
The Company declared cash dividends of $0.005 and $0.010 per share of common stock for each of the three and six months ended June 30, 2017 and 2016, respectively. The second quarter 2017 cash dividend of $0.005 per share of common stock was paid July 14, 2017, to shareholders of record on June 30, 2017.

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

Recently issued accounting standards
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosure about the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update were deferred by ASU No. 2015-14, "Revenue form Contracts with Customers (Topic 606) Deferral of Effective Date," and are now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is in the process of comparing its current revenue recognition policies to the requirements of ASU No. 2014-09. For the majority of Titan’s revenue arrangements, no significant impacts are expected as these transactions are not accounted for under industry-specific guidance that will be superseded by ASU No. 2014-09 and generally consist of a single performance obligation to transfer promised goods or services. While the Company has not identified any material differences in the amount and timing of revenue recognition related to ASU No. 2014-09, the evaluation is not complete and, accordingly, Titan has not yet reached a conclusion on the overall impacts of adopting ASU No. 2014-09. The guidance provides for adoption either retrospectively to each prior reporting period or as a cumulative-effect adjustment as of the date of adoption. The Company plans to make a determination as to its method of adoption once it more fully completes its evaluation of the impacts of the standard on its revenue recognition and it is better able to evaluate the cost-benefit of each method. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation, and disclosure upon adoption in the year beginning on January 1, 2018.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing." This ASU clarifies the following aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients." This ASU affects only narrow aspects of Topic 606 related to assessing the collectability criterion; presentation of sales tax; noncash consideration; and contract modifications and completed contracts at transition. The amendments in these updates affect the guidance in ASU No. 2014-09, as previously discussed above, and the effective dates are the same as those for ASU No. 2014-09.

In December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers." The amendments in this update affect narrow aspects of the guidance issued in ASU No. 2014-09, as discussed above, and the effective dates are the same as those for ASU No. 2014-09.

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

In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets other than Inventory." This update requires the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company adopted this guidance early, effective January 1, 2017. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This update requires an employer to report the service cost component of defined benefit pension cost and postretirement benefit cost in the same line item of the income statement as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in this update are effective for annual periods beginning after December 15, 2017, including interim periods within those years. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, "Scope of Modification Accounting." This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with Topic 718, Compensation-Stock Compensation. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of the dates set forth below (amounts in thousands):

	June 30, 2017	December 31, 2016
Accounts receivable	$223,005	$182,728
Allowance for doubtful accounts	(3,081)	(3,344)
Accounts receivable, net	$219,924	$179,384

Accounts receivable are reduced by an estimated allowance for doubtful accounts which is based on known risks and historical losses.

3. INVENTORIES

Inventories consisted of the following as of the dates set forth below (amounts in thousands):

	June 30, 2017	December 31, 2016
Raw material	$85,667	$76,380
Work-in-process	41,342	32,395
Finished goods	196,482	163,461
	$323,491	$272,236

Inventories are valued at the lower of cost or net realizable value. Net realizable value is estimated based on current selling prices. Inventory costs are calculated using the first-in, first-out (FIFO) method or average cost method. Estimated provisions are established for slow-moving and obsolete inventory.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following as of the dates set forth below (amounts in thousands):

	June 30, 2017	December 31, 2016
Land and improvements	$45,738	$43,871
Buildings and improvements	255,002	239,036
Machinery and equipment	602,797	573,717
Tools, dies and molds	110,051	106,695
Construction-in-process	16,573	43,080
	1,030,161	1,006,399
Less accumulated depreciation	(594,430)	(569,198)
	$435,731	$437,201

Depreciation on fixed assets for the six months ended June 30, 2017 and 2016, totaled $27.4 million and $28.9 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Capital leases included in property, plant, and equipment consisted of the following as of the dates set forth below (amounts in thousands):

	June 30, 2017	December 31, 2016
Buildings and improvements	$3,870	$3,565
Less accumulated amortization	(2,138)	(1,923)
	$1,732	$1,642

Machinery and equipment	$33,303	$31,331
Less accumulated amortization	(27,957)	(26,502)
	$5,346	$4,829

5. INTANGIBLE ASSETS

The components of intangible assets consisted of the following as of the dates set forth below (amounts in thousands):

	Weighted Average Useful Lives (in Years) June 30, 2017	June 30, 2017	December 31, 2016
Amortizable intangible assets:
Customer relationships	10.2	$14,006	$13,171
Patents, trademarks and other	7.5	15,327	14,629
Total at cost		29,333	27,800
Less accumulated amortization		(13,090)	(11,399)
		$16,243	$16,401

Amortization related to intangible assets for the six months ended June 30, 2017 and 2016, totaled $1.5 million and $1.1 million, respectively. Intangible assets are included as a component of other assets in the Condensed Consolidated Balance Sheet.

The estimated aggregate amortization expense at June 30, 2017, for each of the years (or other periods) set forth below is as follows (amounts in thousands):

July 1 - December 31, 2017	$1,399
2018	2,237
2019	2,237
2020	2,237
2021	1,438
Thereafter	6,695
$16,243

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. WARRANTY

Changes in the warranty liability consisted of the following (amounts in thousands):

	2017	2016
Warranty liability, January 1	$17,926	$23,120
Provision for warranty liabilities	3,112	3,373
Warranty payments made	(3,378)	(6,205)
Warranty liability, June 30	$17,660	$20,288

The Company provides limited warranties on workmanship on its products in all market segments. The majority of the Company’s products are subject to a limited warranty that ranges between less than one year and ten years, with certain product warranties being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. Warranty accruals are included as a component of other current liabilities on the Condensed Consolidated Balance Sheet.

7. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following as of the dates set forth below (amounts in thousands):

	June 30, 2017
	Principal Balance	Unamortized Discount	Net Carrying Amount
6.875% senior secured notes due 2020	$400,000	$(3,656)	$396,344
Titan Europe credit facilities	35,128	—	35,128
Other debt	19,248	—	19,248
Capital leases	632	—	632
Total debt	455,008	(3,656)	451,352
Less amounts due within one year	42,563	—	42,563
Total long-term debt	$412,445	$(3,656)	$408,789

	December 31, 2016
	Principal Balance	Unamortized Discount	Net Carrying Amount
6.875% senior secured notes due 2020	$400,000	$(4,148)	$395,852
5.625% convertible senior subordinated notes due 2017	60,161	(13)	60,148
Titan Europe credit facilities	33,710	—	33,710
Other debt	15,560	—	15,560
Capital leases	902	—	902
Total debt	510,333	(4,161)	506,172
Less amounts due within one year	97,425	(13)	97,412
Total long-term debt	$412,908	$(4,148)	$408,760

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Aggregate principal maturities of long-term debt at June 30, 2017, were as follows (amounts in thousands):

July 1 - December 31, 2017	$35,397
2018	9,791
2019	6,795
2020	402,327
2021	557
Thereafter	141
$455,008

6.875% senior secured notes due 2020
The senior secured notes are due October 2020. These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois.

5.625% convertible senior subordinated notes due 2017
In January 2017, the Company converted 97.1% of the principal balance of its 5.625% convertible senior subordinated notes (2017 Notes), which matured on January 15, 2017, into shares of Titan common stock. Prior to maturity, $60.2 million in aggregate principal amount of the 2017 Notes was outstanding, of which holders of $58.5 million in aggregate principal amount of the 2017 Notes, or 97.1%, converted their 2017 Notes into shares of Titan common stock pursuant to the terms of the indenture governing the 2017 Notes. The $58.5 million in principal amount of converted 2017 Notes was converted into 5,462,264 shares of Titan common stock, representing approximately 10% of Titan’s outstanding common stock prior to conversion. Each $1,000 principal amount of the 2017 Notes was convertible into 93.436 shares of Titan common stock. The remaining $1.7 million principal amount of the 2017 Notes that was not converted was paid in cash at maturity.

Titan Europe credit facilities
The Titan Europe credit facilities contain borrowings from various institutions totaling $35.1 million at June 30, 2017. Maturity dates on this debt range from less than one year to nine years and interest rates range from 5% to 6.9%. The Titan Europe facilities are secured by the assets of its subsidiaries in Italy, Spain, Germany, and Brazil.

Revolving credit facility
In February 2017, the Company entered into a credit and security agreement with respect to a new $75 million revolving credit facility (credit facility) with agent BMO Harris Bank N.A. and other financial institutions party thereto. This credit facility replaced the Company's $150 million revolving credit facility which was previously scheduled to terminate in December 2017. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and includes a maturity of the earlier of five years or six months prior to maturity of the Company’s senior secured notes. Titan's availability under this credit facility may be less than $75 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At June 30, 2017, an outstanding letter of credit under the credit facility totaled $11.6 million and the amount available under the facility totaled $63.4 million based upon eligible accounts receivable and inventory balances. During the first six months of 2017 and at June 30, 2017, there were no borrowings under the credit facility.

Other debt
The Company has working capital loans at Titan Pneus do Brasil Ltda and Voltyre-Prom at various interest rates, which totaled $12.2 million and $7.1 million at June 30, 2017, respectively.

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is recorded as an offset to currency exchange gain/loss. For the three and six months ended June 30, 2017, the Company recorded currency exchange loss related to these derivatives of $0.2 million and $0.3 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. REDEEMABLE NONCONTROLLING INTEREST

The Company, in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF), owns all of the equity interests in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia. The Company is party to a shareholders' agreement with OEP and RDIF which was entered into in connection with the acquisition of Voltyre-Prom. The agreement contains a settlement put option which is exercisable beginning in July 2018 through December of 2018 and may require Titan to purchase the indirect equity interests in Voltyre-Prom of OEP and RDIF with cash or Titan common stock, at a value set by the agreement. The value set by the agreement is the greater of: (i) the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8%; or (ii) the last twelve months of EBITDA times 5.5 less net debt times the ownership percentage. The value of the redeemable noncontrolling interest held by OEP and RDIF has been recorded at the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8%, which was greater than the result of the calculation in clause (ii) above at June 30, 2017.

The redemption features of the settlement put option are not solely within the Company’s control and the noncontrolling interest is presented as redeemable noncontrolling interest separately from total equity in the Condensed Consolidated Balance Sheet at the redemption value of the settlement put option. If the redemption value is greater than the carrying value of the noncontrolling interest, the increase in the redemption value is adjusted directly to retained earnings of the affected entity, or additional paid-in capital if there are no available retained earnings applicable to the redeemable noncontrolling interest.

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

The following is a reconciliation of redeemable noncontrolling interest as of June 30, 2017 and 2016 (amounts in thousands):

	2017	2016
Balance at January 1	$104,809	$77,174
Reclassification as a result of ownership change	—	12,039
Income (loss) attributable to redeemable noncontrolling interest	(190)	1,532
Currency translation	1,121	2,924
Redemption value adjustment	3,099	7,108
Balance at June 30	$108,839	$100,777

This obligation with respect to the settlement put option approximates the cost if all remaining shares were purchased by the Company on June 30, 2017, and is presented in the Condensed Consolidated Balance Sheet in redeemable noncontrolling interest, which is treated as mezzanine equity.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance, and insurance by the Company.

At June 30, 2017, future minimum rental commitments under noncancellable operating leases with initial terms of at least one year were as follows (amounts in thousands):

July 1 - December 31, 2017	$3,842
2018	5,767
2019	4,610
2020	2,527
2021	2,201
Thereafter	1,697
Total future minimum lease payments	$20,644

At June 30, 2017, the Company had assets held as capital leases with a net book value of $7.1 million included in property, plant and equipment. At June 30, 2017, total future capital lease obligations relating to these leases were as follows (amounts in thousands):

July 1 - December 31, 2017	$254
2018	203
2019	154
2020	18
2021	3
Total future capital lease obligation payments	632
Less amount representing interest	(12)
Present value of future capital lease obligation payments	$620

11. EMPLOYEE BENEFIT PLANS
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $1.4 million to the pension plans during the six months ended June 30, 2017, and expects to contribute approximately $1.9 million to the pension plans during the remainder of 2017.

The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$128	$206	$353	$312
Interest cost	1,163	1,233	2,334	2,470
Expected return on assets	(1,368)	(1,395)	(2,737)	(2,788)
Amortization of unrecognized prior service cost	34	34	68	68
Amortization of net unrecognized loss	655	762	1,329	1,527
Net periodic pension cost	$612	$840	$1,347	$1,589

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
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

As the primary beneficiary of these variable interest entities (VIEs), the entities’ assets, liabilities, and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the Condensed Consolidated Statements of Operations and “Noncontrolling interests” in the Condensed Consolidated Balance Sheets.

The following table summarizes the carrying amount of the entities’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets at June 30, 2017, and December 31, 2016 (amounts in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$12,123	$9,396
Inventory	17,340	11,445
Other current assets	15,980	23,301
Property, plant and equipment, net	32,731	30,448
Other noncurrent assets	6,838	4,955
Total assets	$85,012	$79,545

Current liabilities	$20,909	$22,068
Noncurrent liabilities	9,199	5,350
Total liabilities	$30,108	$27,418

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

	June 30, 2017	December 31, 2016
Investments	$3,626	$4,738
Other current assets	1,165	1,039
Total VIE assets	4,791	5,777
Accounts payable	1,804	932
Maximum exposure to loss	$6,595	$6,709

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. The North American and Latin American farm tire royalties were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition. The Company also has a trademark license agreement with Goodyear to manufacture and sell certain non-farm tire products in Latin America. Royalty expenses recorded were $2.5 million and $2.1 million for the three months ended June 30, 2017 and 2016, respectively. Royalty expenses recorded were $5.1 million and $4.4 million for the six months ended June 30, 2017 and 2016, respectively.

14. OTHER INCOME

Other income consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income	$801	$842	$1,774	$1,253
Equity investment income	530	1,086	1,350	1,583
Investment gain (loss) related to investments for deferred compensation	497	(291)	1,347	(508)
Building rental income	595	609	1,195	971
Discount amortization on prepaid royalty	181	320	509	779
Gain (loss) on sale of assets	70	—	(192)	2,342
Other income (expense)	(466)	483	(626)	534
	$2,208	$3,049	$5,357	$6,954

15. INCOME TAXES

The Company recorded income tax expense of $0.1 million and $3.6 million for the quarters ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded income tax expense of $3.6 million and $4.7 million, respectively. The Company's effective income tax rate was (2)% and 304% for the quarters ended June 30, 2017 and 2016, and (26)% and (71)% for the six months ended June 30, 2017 and 2016, respectively.

The Company’s 2017 income tax expense and rate differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses. In addition, there are non-deductible royalty expenses and statutory required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the period. During the second quarter of 2017, the IRS income tax audit for tax years 2010 through 2014 was settled, which did not result in any material change to income tax expense.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

16. EARNINGS PER SHARE

Earnings per share (EPS) were as follows for the periods presented below (amounts in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Net loss attributable to Titan	$(6,293)	$(3,256)	$(17,746)	$(15,999)
Redemption value adjustment	(4,040)	(1,900)	(3,099)	(7,108)
Net loss applicable to common shareholders	$(10,333)	$(5,156)	$(20,845)	$(23,107)
Determination of shares:
Weighted average shares outstanding (basic and diluted)	59,557	53,884	59,067	53,869
Earnings per share:
Basic and diluted	(0.17)	(0.10)	(0.35)	(0.43)

The effect of stock options, shares held by certain trusts, and convertible notes has been excluded for the six months ended June 30, 2017 and 2016, as the effect would have been antidilutive. The weighted average share amount excluded for stock options and shares held by certain trusts was 0.2 million for the three and six months ended June 30, 2017, and 0.3 million and 0.2 million for the three and six months ended June 30, 2016, respectively. The weighted average share amount excluded for convertible notes totaled 0.5 million shares for the six months ended June 30, 2017, and 5.6 million shares for each of the three and six months ended and June 30, 2016.

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

18. SEGMENT INFORMATION

The Company has aggregated its operating units into reportable segments based on its three customer markets: agricultural, earthmoving/construction, and consumer. These segments are based on the information used by the chief executive officer to make certain operating decisions, allocate portions of capital expenditures, and assess segment performance. Segment external sales, expenses, and income from operations are determined based on the results of operations for the operating units of the Company's manufacturing facilities. Expenses and income from operations are allocated to appropriate segments based on the sales of operating units of manufacturing facilities. Segment assets are generally determined on the basis of the tangible assets located at such operating units’ manufacturing facilities and the intangible assets associated with the acquisitions of such operating units. However, certain operating units’ property, plant and equipment balances are carried at the corporate level. Titan is organized primarily on the basis of products being included in three market segments, with each reportable segment including wheels, tires, wheel/tire assemblies, and undercarriage systems and components.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents information about certain operating results, separated by market segments, for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales
Agricultural	$172,923	$146,715	$353,439	$299,540
Earthmoving/construction	150,970	141,028	286,589	272,733
Consumer	40,506	42,471	81,872	79,735
	$364,399	$330,214	$721,900	$652,008
Gross profit
Agricultural	$22,894	$22,952	$44,611	$39,092
Earthmoving/construction	13,988	15,371	26,637	24,800
Consumer	6,680	5,395	12,043	8,123
	$43,562	$43,718	$83,291	$72,015
Income (loss) from operations
Agricultural	$14,081	$14,607	$26,664	$22,827
Earthmoving/construction	2,056	4,268	2,868	3,253
Consumer	3,487	1,591	4,941	741
Corporate & Unallocated	(15,666)	(17,873)	(37,576)	(35,766)
Income (loss) from operations	3,958	2,593	(3,103)	(8,945)

Interest expense	(7,320)	(7,982)	(15,041)	(16,494)
Foreign exchange gain (loss)	(5,257)	2,182	(767)	7,005
Other income, net	2,208	3,049	5,357	6,954
Loss before income taxes	$(6,411)	$(158)	$(13,554)	$(11,480)

Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	June 30, 2017	December 31, 2016
Total assets
Agricultural	$465,061	$439,371
Earthmoving/construction	528,829	443,879
Consumer	131,855	140,293
Corporate & Unallocated	186,206	242,353
	$1,311,951	$1,265,896

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis consisted of the following as of the dates set forth below (amounts in thousands):

	June 30, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Contractual obligation investments	$11,015	$11,015	$—	$—	$9,668	$9,668	$—	$—
Derivative financial instruments asset	726	—	726	—	988	—	988	—
Preferred stock	144	—	—	144	181	—	—	181
Total	$11,885	$11,015	$726	$144	$10,837	$9,668	$988	$181

The following table presents the changes, during the periods presented, in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2016	$181
Total unrealized losses	(37)
Balance as of June 30, 2017	$144

The preferred stock was valued based on the book value of the common stock into which it can be converted.

20. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Board of Directors of the Company, Mr. Maurice Taylor. The related party is Mr. Fred Taylor, who is Mr. Maurice Taylor’s brother. The companies which Mr. Fred Taylor is associated with that do business with Titan include the following: Blackstone OTR, LLC; F.B.T. Enterprises, Inc.; Green Carbon, Inc.; Silverstone, Inc.; and OTR Wheel Engineering, Inc.  Sales of Titan products to these companies were approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2017, respectively, as compared to $0.2 million and $0.5 million for the three and six months ended June 30, 2016, respectively. Titan had trade receivables due from these companies of approximately $0.1 million at June 30, 2017, and approximately $0.1 million at December 31, 2016.  Titan had product purchases from these companies of approximately $0.1 million for the three and six months ended June 30, 2017, as compared to no purchases for the three and six months ended June 30, 2016. Sales commissions paid to the above companies were approximately $0.3 million and $0.7 million for the three and six months ended June 30, 2017, respectively, as compared to $0.4 million and $1.0 million for the three and six months ended June 30, 2016, respectively.

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

The Company has a 34.2% equity stake in Wheels India Limited, a company incorporated in India and listed on the National Stock Exchange in India. The Company had trade payables due to Wheels India Limited of approximately $0.2 million at June 30, 2017, and approximately $0.1 million at December 31, 2016.

The Company has a 19.5% equity stake in Titan-Yuxiang Wheel (Liuzhou) Co., Ltd, a company incorporated in China. The Company had trade payables due to Titan-Yuxiang Wheel (Liuzhou) Co., Ltd of approximately $1.8 million at June 30, 2017, and approximately $0.9 million at December 31, 2016.

The Company has a 49.0% equity stake in Central Iowa Training and Enrichment Center, LLC, an entity that owns a commercial building located in Boone, IA.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

21. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at April 1, 2017	$(153,524)	$(24,917)	$(178,441)
Currency translation adjustments	9,324	—	9,324
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior service cost, net of tax of $(97)	—	989	989
Balance at June 30, 2017	$(144,200)	$(23,928)	$(168,128)

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2017	$(162,628)	$(25,650)	$(188,278)
Currency translation adjustments	18,428	—	18,428
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior service cost, net of tax of $(111)	—	1,722	1,722
Balance at June 30, 2017	$(144,200)	$(23,928)	$(168,128)

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended June 30, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$147,244	$217,155	$—	$364,399
Cost of sales	87	130,034	190,716	—	320,837
Gross profit (loss)	(87)	17,210	26,439	—	43,562
Selling, general and administrative expenses	3,066	14,043	17,354	—	34,463
Research and development expenses	—	950	1,658	—	2,608
Royalty expense	250	1,410	873	—	2,533
Income (loss) from operations	(3,403)	807	6,554	—	3,958
Interest expense	(7,234)	—	(86)	—	(7,320)
Intercompany interest income (expense)	588	1,947	(2,535)	—	—
Foreign exchange loss	—	(41)	(5,216)	—	(5,257)
Other income (loss)	931	(26)	1,303	—	2,208
Income (loss) before income taxes	(9,118)	2,687	20	—	(6,411)
Provision (benefit) for income taxes	(3,185)	1,321	1,990	—	126
Equity in earnings of subsidiaries	(603)	—	(3,686)	4,289	—
Net income (loss)	(6,536)	1,366	(5,656)	4,289	(6,537)
Net loss noncontrolling interests	—	—	(244)	—	(244)
Net income (loss) attributable to Titan	$(6,536)	$1,366	$(5,412)	$4,289	$(6,293)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended June 30, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$126,140	$204,074	$—	$330,214
Cost of sales	77	105,735	180,684	—	286,496
Gross profit (loss)	(77)	20,405	23,390	—	43,718
Selling, general and administrative expenses	2,969	15,787	17,546	—	36,302
Research and development expenses	—	677	2,037	—	2,714
Royalty expense	125	1,080	904	—	2,109
Income (loss) from operations	(3,171)	2,861	2,903	—	2,593
Interest expense	(7,811)	—	(171)	—	(7,982)
Intercompany interest income (expense)	363	—	(363)	—	—
Foreign exchange gain	—	204	1,978		2,182
Other income	245	74	2,730	—	3,049
Income (loss) before income taxes	(10,374)	3,139	7,077	—	(158)
Provision (benefit) for income taxes	(648)	1,674	2,622	—	3,648
Equity in earnings of subsidiaries	7,277	—	(200)	(7,077)	—
Net income (loss)	(2,449)	1,465	4,255	(7,077)	(3,806)
Net loss noncontrolling interests	—	—	(550)	—	(550)
Net income (loss) attributable to Titan	$(2,449)	$1,465	$4,805	$(7,077)	$(3,256)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Six Months Ended June 30, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$291,080	$430,820	$—	$721,900
Cost of sales	156	256,745	381,708	—	638,609
Gross profit (loss)	(156)	34,335	49,112	—	83,291
Selling, general and administrative expenses	7,938	31,313	36,550	—	75,801
Research and development expenses	—	1,853	3,598	—	5,451
Royalty expense	667	2,704	1,771	—	5,142
Income (loss) from operations	(8,761)	(1,535)	7,193	—	(3,103)
Interest expense	(14,679)	—	(362)	—	(15,041)
Intercompany interest income (expense)	1,169	1,946	(3,115)	—	—
Foreign exchange loss	—	(41)	(726)	—	(767)
Other income (loss)	2,212	(171)	3,316	—	5,357
Income (loss) before income taxes	(20,059)	199	6,306	—	(13,554)
Provision (benefit) for income taxes	(1,510)	1,495	3,583	—	3,568
Equity in earnings of subsidiaries	4,372	—	(8,409)	4,037	—
Net income (loss)	(14,177)	(1,296)	(5,686)	4,037	(17,122)
Net income noncontrolling interests	—	—	624	—	624
Net income (loss) attributable to Titan	$(14,177)	$(1,296)	$(6,310)	$4,037	$(17,746)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Six Months Ended June 30, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$270,174	$381,834	$—	$652,008
Cost of sales	572	234,472	344,949	—	579,993
Gross profit (loss)	(572)	35,702	36,885	—	72,015
Selling, general and administrative expenses	5,351	32,473	33,540	—	71,364
Research and development expenses	—	1,445	3,748	—	5,193
Royalty expense	417	2,276	1,710	—	4,403
Loss from operations	(6,340)	(492)	(2,113)	—	(8,945)
Interest expense	(16,094)	—	(400)	—	(16,494)
Intercompany interest income (expense)	652	—	(652)	—	—
Foreign exchange gain	—	203	6,802		7,005
Other income	608	158	6,188	—	6,954
Income (loss) before income taxes	(21,174)	(131)	9,825	—	(11,480)
Provision (benefit) for income taxes	(270)	1,865	3,057	—	4,652
Equity in earnings of subsidiaries	9,720	—	(2,206)	(7,514)	—
Net income (loss)	(11,184)	(1,996)	4,562	(7,514)	(16,132)
Net loss noncontrolling interests	—	—	(133)	—	(133)
Net income (loss) attributable to Titan	$(11,184)	$(1,996)	$4,695	$(7,514)	$(15,999)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Three Months Ended June 30, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(6,536)	$1,366	$(5,656)	$4,289	$(6,537)
Currency translation adjustment	8,006	—	8,006	(8,006)	8,006
Pension liability adjustments, net of tax	989	625	364	(989)	989
Comprehensive income (loss)	2,459	1,991	2,714	(4,706)	2,458
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(1,562)	—	(1,562)
Comprehensive income (loss) attributable to Titan	$2,459	$1,991	$4,276	$(4,706)	$4,020

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Three Months Ended June 30, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(2,449)	$1,465	$4,255	$(7,077)	$(3,806)
Currency translation adjustment	4,346	—	4,346	(4,346)	4,346
Pension liability adjustments, net of tax	448	734	(447)	(287)	448
Comprehensive income (loss)	2,345	2,199	8,154	(11,710)	988
Net comprehensive income attributable to redeemable and noncontrolling interests	—	—	706	—	706
Comprehensive income (loss) attributable to Titan	$2,345	$2,199	$7,448	$(11,710)	$282

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Six Months Ended June 30, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(14,177)	$(1,296)	$(5,686)	$4,037	$(17,122)
Currency translation adjustment	19,025	—	(19,025)	19,025	19,025
Pension liability adjustments, net of tax	1,722	1,250	472	(1,722)	1,722
Comprehensive income (loss)	6,570	(46)	(24,239)	21,340	3,625
Net comprehensive income attributable to redeemable and noncontrolling interests	—	—	1,221	—	1,221
Comprehensive income (loss) attributable to Titan	$6,570	$(46)	$(25,460)	$21,340	$2,404

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Six Months Ended June 30, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(11,184)	$(1,996)	$4,562	$(7,514)	$(16,132)
Currency translation adjustment	21,931	—	(21,931)	21,931	21,931
Pension liability adjustments, net of tax	735	1,469	(734)	(735)	735
Comprehensive income (loss)	11,482	(527)	(18,103)	13,682	6,534
Net comprehensive income attributable to redeemable and noncontrolling interests	—	—	6,106	—	6,106
Comprehensive income (loss) attributable to Titan	$11,482	$(527)	$(24,209)	$13,682	$428

(Amounts in thousands)	Condensed Consolidating Balance Sheets June 30, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$77,811	$10	$65,415	$—	$143,236
Certificates of deposit	10,000	—	—		10,000
Accounts receivable, net	—	66,249	153,675	—	219,924
Inventories	—	89,452	234,039	—	323,491
Prepaid and other current assets	10,476	21,117	46,820	—	78,413
Total current assets	98,287	176,828	499,949	—	775,064
Property, plant and equipment, net	3,733	115,631	316,367	—	435,731
Investment in subsidiaries	760,754	—	76,746	(837,500)	—
Other assets	17,828	980	82,348	—	101,156
Total assets	$880,602	$293,439	$975,410	$(837,500)	$1,311,951
Liabilities and Equity
Short-term debt	$—	$—	$42,563	$—	$42,563
Accounts payable	4,903	19,995	162,179	—	187,077
Other current liabilities	24,563	31,167	62,294	—	118,024
Total current liabilities	29,466	51,162	267,036	—	347,664
Long-term debt	396,344	—	12,445	—	408,789
Other long-term liabilities	24,743	17,274	54,057	—	96,074
Intercompany accounts	66,287	(272,447)	206,160	—	—
Redeemable noncontrolling interest	—	—	108,839	—	108,839
Titan shareholders' equity	363,762	497,450	331,500	(837,500)	355,212
Noncontrolling interests	—	—	(4,627)	—	(4,627)
Total liabilities and equity	$880,602	$293,439	$975,410	$(837,500)	$1,311,951

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Balance Sheets December 31, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$86,190	$9	$61,628	$—	$147,827
Certificates of deposit	50,000	—	—	—	50,000
Accounts receivable, net	—	43,485	135,899	—	179,384
Inventories	—	76,823	195,413	—	272,236
Prepaid and other current assets	11,965	21,901	45,868	—	79,734
Total current assets	148,155	142,218	438,808	—	729,181
Property, plant and equipment, net	4,898	124,049	308,254	—	437,201
Investment in subsidiaries	742,679	—	87,385	(830,064)	—
Other assets	23,627	1,118	74,769	—	99,514
Total assets	$919,359	$267,385	$909,216	$(830,064)	$1,265,896
Liabilities and Equity
Short-term debt	$60,148	$—	$37,264	$—	$97,412
Accounts payable	4,187	14,398	129,670	—	148,255
Other current liabilities	34,140	34,475	51,822	—	120,437
Total current liabilities	98,475	48,873	218,756	—	366,104
Long-term debt	395,852	—	12,908	—	408,760
Other long-term liabilities	27,636	18,473	47,235	—	93,344
Intercompany accounts	94,977	(300,823)	205,846	—	—
Redeemable noncontrolling interest	—	—	104,809	—	104,809
Titan shareholders' equity	302,419	500,862	323,600	(830,064)	296,817
Noncontrolling interests	—	—	(3,938)	—	(3,938)
Total liabilities and equity	$919,359	$267,385	$909,216	$(830,064)	$1,265,896

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Six Months Ended June 30, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(43,700)	$2,191	$10,956	$(30,553)
Cash flows from investing activities:
Capital expenditures	(716)	(2,534)	(11,902)	(15,152)
Certificates of deposit	40,000	—	—	40,000
Other, net	—	344	694	1,038
Net cash provided by (used for) investing activities	39,284	(2,190)	(11,208)	25,886
Cash flows from financing activities:
Proceeds from borrowings	—	—	27,742	27,742
Payment on debt	(3,393)	—	(25,684)	(29,077)
Dividends paid	(570)	—	—	(570)
Net cash provided by (used for) financing activities	(3,963)	—	2,058	(1,905)
Effect of exchange rate change on cash	—	—	1,981	1,981
Net increase (decrease) in cash and cash equivalents	(8,379)	1	3,787	(4,591)
Cash and cash equivalents, beginning of period	86,190	9	61,628	147,827
Cash and cash equivalents, end of period	$77,811	$10	$65,415	$143,236

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Six Months Ended June 30, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(7,085)	$4,255	$32,502	$29,672
Cash flows from investing activities:
Capital expenditures	451	(4,304)	(14,197)	(18,050)
Other, net	—	49	1,245	1,294
Net cash provided by (used for) investing activities	451	(4,255)	(12,952)	(16,756)
Cash flows from financing activities:
Proceeds from borrowings	—	—	1,559	1,559
Payment on debt	—	—	(10,248)	(10,248)
Dividends paid	(540)	—	—	(540)
Net cash used for financing activities	(540)	—	(8,689)	(9,229)
Effect of exchange rate change on cash	—	—	3,363	3,363
Net increase (decrease) in cash and cash equivalents	(7,174)	—	14,224	7,050
Cash and cash equivalents, beginning of period	142,401	4	57,783	200,188
Cash and cash equivalents, end of period	$135,227	$4	$72,007	$207,238

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of the financial statements included in this quarterly report with a narrative from the perspective of the management of Titan International, Inc. (Titan or the Company) on Titan's financial condition, results of operations, liquidity, and other factors which may affect the Company's future results. The MD&A in this quarterly report should be read in conjunction with the condensed consolidated financial statements and other financial information included elsewhere in this quarterly report and the MD&A and audited consolidated financial statements and related notes in Titan's annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 15, 2017.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements, which are covered by the "Safe Harbor for Forward-Looking Statements" provided by the Private Securities Litigation Reform Act of 1995. Readers can identify these statements by the fact that they do not relate strictly to historical or current facts. The Company tried to identify forward-looking statements in this report by using words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could.” These forward-looking statements include, among other items:

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

Actual results could differ materially from these forward-looking statements as a result of certain factors, including:

•	The effect of a recession on the Company and its customers and suppliers;

•	Changes in the Company’s end-user markets into which the Company sells its products as a result of world economic or regulatory influences or otherwise;

•	Changes in the marketplace, including new products and pricing changes by the Company’s competitors;

•	Ability to maintain satisfactory labor relations;

•	Unfavorable outcomes of legal proceedings;

•	The Company's ability to comply with current or future regulations applicable to the Company's business and the industry in which it competes or any actions by regulatory authorities;

•	Availability and price of raw materials;

•	Levels of operating efficiencies;

•	The effects of the Company's indebtedness and its compliance with the terms thereof;

•	Changes in the interest rate environment and their effects on the Company's outstanding indebtedness;

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

•	Unfavorable product liability and warranty claims;

•	Actions of domestic and foreign governments;

•	Geopolitical and economic uncertainties relating to the countries in which the Company operates or does business;

•	Risks associated with acquisitions, including difficulty in integrating operations and personnel, disruption of ongoing business, and increased expenses:

•	Results of investments;

•	The effects of previously announced processes to explore various strategic transactions, including potential dispositions;

•	Fluctuations in currency translations;

•	Climate change and related laws and regulations;

•	Risks associated with environmental laws and regulations; and

•	Risks related to financial reporting, internal controls, tax accounting, and information systems.
Any changes in such factors could lead to significantly different results.  Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results as indicated in forward-looking statements.  Forward-looking statements included in this report speak only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information and assumptions contained in this report will, in fact, transpire. The reader should not place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by the Company or on its behalf. All forward-looking statements attributable to Titan are expressly qualified by these cautionary statements.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The table below provides highlights for the three and six months ended June 30, 2017, compared to the same period of 2016 (amounts in thousands, except earnings per share):

	Three months ended			Six months ended
	June 30,			June 30,
	2017	2016	% Increase (Decrease)	2017	2016	% Increase (Decrease)
Net sales	$364,399	$330,214	10%	$721,900	$652,008	11%
Gross profit	43,562	43,718	—%	83,291	72,015	16%
Income (loss) from operations	3,958	2,593	53%	(3,103)	(8,945)	65%
Net loss	(6,537)	(3,806)	(72)%	(17,122)	(16,132)	(6)%
Basic earnings per share	(0.17)	(0.10)	(70)%	(0.35)	(0.43)	19%

The Company recorded net sales of $364.4 million for the second quarter of 2017, which were 10% higher than second quarter 2016 net sales of $330.2 million, primarily as a result of an increase in sales volume in certain segments. Overall sales volume was up 7% driven by higher volumes in both the agricultural and earthmoving/construction segments, partially offset by lower volume in the consumer segment. Favorable changes in price/mix contributed a 2% increase to net sales and currency translation increased net sales by another 1%.

The Company's gross profit was $43.6 million, or 12.0% of net sales, for the second quarter of 2017, compared to $43.7 million, or 13.2% of net sales, in the comparable period of 2016. Income from operations was $4.0 million for the second quarter of 2017, compared to gain of $2.6 million in the comparable quarter of 2016. Net loss was $6.5 million for the second quarter of 2017, compared to loss of $3.8 million in the comparable quarter of 2016. Basic earnings per share was $(0.17) in the second quarter of 2017, compared to $(0.10) in the comparable quarter of 2016.

The Company recorded net sales of $721.9 million for the first six months of 2017, which were 11% higher than 2016 comparable period net sales of $652.0 million, primarily as a result of an increase in sales volume. Overall sales volume was up 6% driven by higher volumes in both the agricultural and earthmoving/construction segments, partially offset by lower volume in the consumer segment. Favorable currency translation increased net sales by 3% and a favorable change in price/mix contributed another 2% increase to net sales.

The Company's gross profit was $83.3 million, or 11.5% of net sales, for the first six months of 2017, compared to $72.0 million, or 11.0% of net sales, in the comparable period of 2016. Loss from operations was $3.1 million for the first six months of 2017, compared to loss of $8.9 million in the comparable period of 2016. Net loss was $17.1 million for the first six months of 2017, compared to loss of $16.1 million in 2016. Basic earnings per share was $(0.35) in the first six months of 2017, compared to $(0.43) in 2016.

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

Inventories
Inventories are valued at lower of cost or net realizable value. Net realizable value is estimated based on current selling prices. Inventory costs are calculated using the first-in, first-out (FIFO) method or average cost method. Estimated provisions are established for slow-moving and obsolete inventory.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates, and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements, and obligations. The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries. During the first six months of 2017, the Company contributed cash funds of $1.4 million to its pension plans. Titan expects to contribute approximately $1.9 million to these pension plans during the remainder of 2017. For more information concerning these costs and obligations, see the discussion of “Pensions” in Item 7 and Note 23 to the Company's financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2016.

Product Warranties
The Company provides limited warranties on workmanship on its products in all market segments. The majority of the Company's products are subject to a limited warranty that ranges between less than one year and ten years, with certain product warranties being prorated after the first year. Actual warranty experience may differ from historical experience. The Company calculates an estimated warranty liability based on past warranty experience and the sales of products subject to that experience. The Company records warranty expense based on warranty payments made during the applicable period and changes to the estimated warranty liability. The Company's warranty accrual was $17.7 million at June 30, 2017, and $17.9 million at December 31, 2016.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Highlights for the six months ended June 30, 2017, compared to 2016 (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$364,399	$330,214	$721,900	$652,008
Cost of sales	320,837	286,496	638,609	579,993
Gross profit	$43,562	$43,718	$83,291	$72,015
Gross profit as percentage of Net Sales	12.0%	13.2%	11.5%	11.0%

Net Sales
Net sales for the quarter ended June 30, 2017, were $364.4 million, compared to $330.2 million in the comparable quarter of 2016, an increase of 10%, primarily as a result of an increase in sales volume in certain segments. Overall sales volume was up 7% driven by higher volumes in both the agricultural and earthmoving/construction segments, partially offset by lower volume in the consumer segment. Favorable changes in price/mix contributed a 2% increase to net sales and currency translation increased net sales by another 1%.

Net sales for the six months ended June 30, 2017, were $721.9 million, compared to $652.0 million in the comparable period of 2016, an increase of 11%, primarily as a result of an increase in sales volume. Overall sales volume was up 6% driven by higher volumes in both the agricultural and earthmoving/construction segments, partially offset by lower volume in the consumer segment. Favorable currency translation increased net sales by 3% and a favorable change in price/mix contributed another 2% increase to net sales.

Cost of Sales and Gross Profit
Cost of sales was $320.8 million for the quarter ended June 30, 2017, compared to $286.5 million for the comparable quarter in 2016. Gross profit for the second quarter of 2017 was $43.6 million, or 12.0% of net sales, compared to $43.7 million, or 13.2% of net sales, for the second quarter of 2016. Increases in raw material costs across all markets and geographies negatively impacted gross margins due to the timing of passing along increased costs to end customers.

Cost of sales was $638.6 million for the six months ended June 30, 2017, compared to $580.0 million for the comparable period in 2016. Gross profit for the first six months of 2017 was $83.3 million, or 11.5% of net sales, compared to $72.0 million, or 11.0% of net sales, for the comparable period of 2016. The increase in gross profit percentage was primarily related to the Business Improvement Framework initiatives that focus on lowering costs and increasing efficiencies. These efforts more than offset the significant increases in raw material costs experienced in both the first and second quarters of 2017.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the second quarter of 2017 were $34.5 million, or 9.5% of net sales, compared to $36.3 million, or 11.0% of net sales, for the second quarter of 2016.  The decrease in SG&A expenses are in line with management's efforts to reduce costs.

SG&A expenses for the first six months of 2017 were $75.8 million, or 10.5% of net sales, compared to $71.4 million, or 10.9% of net sales, for the first six months of 2016.  The increase in SG&A expenses was primarily due to the cost associated with the anti-dumping and countervailing duties litigation, marketing investments in Low Sidewall (LSW®) development, and non-recurring legal and professional fees in the first quarter of 2017.

Research and Development Expenses
Research and development (R&D) expenses for the second quarter of 2017 were $2.6 million, or 0.7% of net sales, compared to $2.7 million, or 0.8% of net sales, for the second quarter of 2016.

R&D expenses for the first six months of 2017 were $5.5 million, or 0.8% of net sales, compared to $5.2 million, or 0.8% of net sales, for the first six months of 2016.

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

Royalty expenses for the second quarter of 2017 were $2.5 million, or 0.7% of net sales, compared to $2.1 million, or 0.6% of net sales, for the second quarter of 2016.

Royalty expenses for the first six months of 2017 were $5.1 million, or 0.7% of net sales, compared to $4.4 million, or 0.7% of net sales, for the first six months of 2016. The increase was driven by higher international sales subject to royalty.

Income (Loss) from Operations
Income from operations for the second quarter of 2017 was $4.0 million, compared to $2.6 million in 2016.  This change was the net result of the items previously discussed.

Loss from operations for the first six months of 2017 was $3.1 million, compared to $8.9 million in 2016.  This change was the net result of the items previously discussed.

Interest Expense
Interest expense was $7.3 million and $8.0 million for the quarters ended June 30, 2017 and 2016, respectively. The decrease in interest expense was primarily due to the January 2017 conversion of the Company's 5.625% convertible senior subordinated notes.

Interest expense was $15.0 million and $16.5 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in interest expense was primarily due to the January 2017 conversion of the Company's 5.625% convertible senior subordinated notes.

Foreign Exchange Gain (Loss)
Foreign exchange loss was $5.3 million for the second quarter of 2017, compared to gain of $2.2 million for the second quarter of 2016.

Foreign exchange loss was $0.8 million for the first six months of 2017, compared to gain of $7.0 million for the first six months of 2016.

Other Income
Other income was $2.2 million for the quarter ended June 30, 2017, as compared to $3.0 million in the comparable quarter of 2016.  For the quarter ended June 30, 2017, the Company recorded interest income of $0.8 million, rental income of $0.6 million, a gain related to investments for deferred compensation of $0.5 million, and equity investment income of $0.5 million. For the quarter ended June 30, 2016, the Company recorded equity investment income of $1.1 million, interest income of $0.8 million, building rental income of $0.6 million, and a loss related to contractual obligation investments of $0.3 million.

Other income was $5.4 million for the six months ended June 30, 2017, as compared to $7.0 million in the comparable period of 2016.  For the six months ended June 30, 2017, the Company recorded interest income of $1.8 million, equity investment income of $1.4 million, a gain related to investments for deferred compensation of $1.3 million, and rental income of $1.2 million. For the six months ended June 30, 2016, the Company recorded a gain on sale of assets of $2.3 million, equity investment income of $1.6 million, interest income of $1.3 million, and a loss related to contractual obligation investments of $0.5 million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Provision for Income Taxes
The Company recorded income tax expense of $0.1 million and $3.6 million for the quarters ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded income tax expense of $3.6 million and $4.7 million, respectively. The Company's effective income tax rate was (2)% and 304% for the quarters ended June 30, 2017 and 2016, and (26)% and (71)% for the six months ended June 30, 2017 and 2016, respectively.

The Company’s 2017 effective income tax rate is different from the U.S. Federal income tax rate mainly due to losses in the U.S. and certain foreign jurisdictions where the Company could not record a tax benefit due to a valuation allowance. The increased negative effective tax rate is also due to non-deductible expenses and income adjustments in taxable jurisdictions that had the effect of increasing the tax rate for the period. During the second quarter of 2017, the IRS income tax audit for tax years 2010 through 2014 was settled, which did not result in any material change to income tax expense. The actual cash tax outlay for the period ended June 30, 2017, was $3.2 million.

The Company’s 2016 effective income tax rate was different from the U.S. Federal income tax rate mainly due to losses in the U.S. and certain foreign jurisdictions where the Company could not record a tax benefit due to a valuation allowance. In addition, profits were incurred in certain lower tax rate foreign jurisdictions which resulted in lower tax expense. The actual cash tax outlay for the period ended June 30, 2016, was $3.4 million.

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

Net Loss
Net loss for the second quarter of 2017, was $6.5 million, compared to $3.8 million in the comparable quarter of 2016. For the quarters ended June 30, 2017 and 2016, basic and diluted earnings per share were $(.17) and $(.10), respectively. The Company's higher net loss and lower earnings per share were due to the items previously discussed.

Net loss for the first six months of 2017, was $17.1 million, compared to $16.1 million in the comparable period of 2016. For the six months ended June 30, 2017 and 2016, basic and diluted earnings per share were $(.35) and $(.43), respectively. The Company's higher net loss and higher earnings per share were due to the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$172,923	$146,715	$353,439	$299,540
Gross profit	22,894	22,952	44,611	39,092
Income from operations	14,081	14,607	26,664	22,827

Net sales in the agricultural market were $172.9 million for the quarter ended June 30, 2017, as compared to $146.7 million in 2016, an increase of 18%. Higher agriculture sales volumes contributed 11% of the increase in net sales with favorable price/mix contributing an additional 5% of such increase and favorable currency translation contributing 2%.

Gross profit in the agricultural market was $22.9 million for the quarter ended June 30, 2017, as compared to $23.0 million in the comparable quarter of 2016.  Income from operations in the agricultural market was $14.1 million for the quarter ended June 30, 2017, as compared to $14.6 million in 2016.

The Company's gross profit in the agricultural segment was negatively affected by raw material prices.

Net sales in the agricultural market were $353.4 million for the six months ended June 30, 2017, as compared to $299.5 million in 2016, an increase of 18%. Higher agriculture sales volumes contributed 11% of the increase in net sales with favorable currency translation contributing an additional 4% of such increase and favorable price/mix contributing 3%.

Gross profit in the agricultural market was $44.6 million for the six months ended June 30, 2017, as compared to $39.1 million in the comparable period of 2016.  Income from operations in the agricultural market was $26.7 million for the six months ended June 30, 2017, as compared to $22.8 million in 2016.

The Company's gross profit in the agricultural segment was negatively affected by raw material prices.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$150,970	$141,028	$286,589	$272,733
Gross profit	13,988	15,371	26,637	24,800
Income from operations	2,056	4,268	2,868	3,253

The Company's earthmoving/construction market net sales were $151.0 million for the quarter ended June 30, 2017, as compared to $141.0 million in 2016, an increase of 7%. The increased earthmoving/construction sales were primarily driven by an increase in volume with price/mix and currency remaining flat.

Gross profit in the earthmoving/construction market was $14.0 million for the quarter ended June 30, 2017, as compared to $15.4 million in 2016. The Company's earthmoving/construction market income from operations was $2.1 million for the quarter ended June 30, 2017, as compared to $4.3 million in 2016. Gross profit was negatively affected by raw material prices.

The Company's earthmoving/construction market net sales were $286.6 million for the six months ended June 30, 2017, as compared to $272.7 million in 2016, an increase of 5%. Change in earthmoving/construction sales was driven by increased volume which increased net sales by 4% and favorable price/mix increased sales an additional 1%. Currency did not have a material impact.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Gross profit in the earthmoving/construction market was $26.6 million for the six months ended June 30, 2017, as compared to $24.8 million in 2016. The Company's earthmoving/construction market income from operations was $2.9 million for the quarter ended June 30, 2017, as compared to $3.3 million in 2016.

Consumer Segment Results
Consumer segment results for the periods presented below were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$40,506	$42,471	$81,872	$79,735
Gross profit	6,680	5,395	12,043	8,123
Income from operations	3,487	1,591	4,941	741

Consumer market net sales were $40.5 million for the quarter ended June 30, 2017, as compared to $42.5 million in the comparable quarter of 2016, a decrease of approximately 5%.

Gross profit from the consumer market was $6.7 million for the quarter ended June 30, 2017, as compared to $5.4 million for the comparable quarter of 2016. Consumer market income from operations was $3.5 million for the quarter ended June 30, 2017, as compared to $1.6 million in 2016.

Consumer market net sales were $81.9 million for the six months ended June 30, 2017, as compared to $79.7 million in the comparable period of 2016, an increase of approximately 3%.

Gross profit from the consumer market was $12.0 million for the six months ended June 30, 2017, as compared to $8.1 million for the comparable period of 2016. Consumer market income from operations was $4.9 million for the six months ended June 30, 2017, as compared to $0.7 million in 2016.

Consumer segment sales for the quarter ended June 30, 2017, were down primarily due to lower sales of high-speed brakes in China and lower sales related to supply agreements in Brazil. The declines were partially offset by higher sales in other regions. Margins improved overall due to both geographic and product mixes and lower overheads.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Segment Summary (amounts in thousands)

Three months ended June 30, 2017	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$172,923	$150,970	$40,506	$—	$364,399
Gross profit	22,894	13,988	6,680	—	43,562
Income (loss) from operations	14,081	2,056	3,487	(15,666)	3,958
Three months ended June 30, 2016
Net sales	$146,715	$141,028	$42,471	$—	$330,214
Gross profit	22,952	15,371	5,395	—	43,718
Income (loss) from operations	14,607	4,268	1,591	(17,873)	2,593

Six months ended June 30, 2017	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$353,439	$286,589	$81,872	$—	$721,900
Gross profit	44,611	26,637	12,043	—	83,291
Income (loss) from operations	26,664	2,868	4,941	(37,576)	(3,103)
Six months ended June 30, 2016
Net sales	$299,540	$272,733	$79,735	$—	$652,008
Gross profit	39,092	24,800	8,123	—	72,015
Income (loss) from operations	22,827	3,253	741	(35,766)	(8,945)

Corporate & Unallocated Expenses
Income from operations on a segment basis does not include corporate expenses totaling $15.7 million for the quarter ended June 30, 2017, as compared to $17.9 million for the comparable quarter of 2016. Corporate expenses were composed of selling and marketing expenses of approximately $7 million for each of the quarters ended June 30, 2017 and 2016; and administrative expenses of approximately $9 million and $11 million for the quarters ended June 30, 2017 and 2016, respectively.

Income from operations on a segment basis does not include corporate expenses totaling $37.6 million for the six months ended June 30, 2017, as compared to $35.8 million for the comparable period of 2016. Corporate expenses were composed of selling and marketing expenses of approximately $15 million and $14 million for the six months ended June 30, 2017 and 2016, respectively; and administrative expenses of approximately $22 million for each of the six months ended June 30, 2017 and 2016.

MARKET RISK SENSITIVE INSTRUMENTS
The Company's risks related to foreign currencies, commodity prices, and interest rates at June 30, 2017, were consistent with those for 2016. For more information, see the “Market Risk Sensitive Instruments” discussion in the Company's Form 10-K for the fiscal year ended December 31, 2016.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company's recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates, and other factors. Certain of these assumptions are determined by the Company with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements, and the carrying value of the related obligations. Titan expects to contribute approximately $1.9 million to these pension plans during the remainder of 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of June 30, 2017, the Company had $143.2 million of cash.

(Amounts in thousands)	June 30,	December 31,
	2017	2016	Change
Cash	$143,236	$147,827	$(4,591)

The cash balance decreased by $4.6 million from December 31, 2016, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Six months ended June 30,
	2017	2016	Change
Net loss	$(17,122)	$(16,132)	$(990)
Depreciation and amortization	29,486	30,615	(1,129)
Deferred income tax provision	1,324	600	724
Foreign currency translation loss	2,467	6,740	(4,273)
Accounts receivable	(34,879)	(9,789)	(25,090)
Inventories	(43,722)	10,206	(53,928)
Prepaid and other current assets	2,877	(7,583)	10,460
Accounts payable	33,149	15,007	18,142
Other current liabilities	(4,922)	3,523	(8,445)
Other liabilities	(4,057)	(3,411)	(646)
Other operating activities	4,846	(104)	4,950
Cash provided by (used for) operating activities	$(30,553)	$29,672	$(60,225)

In the first six months of 2017, operating activities used $30.6 million of cash, including decreases from inventories of $43.7 million and accounts receivable of $34.9 million, offset by increases from accounts payable of $33.1 million. Included in the net loss of $17.1 million were noncash charges for depreciation and amortization of $29.5 million and foreign currency translation loss of $2.5 million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Operating cash flows decreased $60.2 million when comparing the first six months of 2017 to the first six months of 2016. The net loss in the first six months of 2017 was a $1.0 million decrease from the loss in the first six months of 2016. When comparing the first six months of 2017 to the first six months of 2016, cash flows from operating activities decreased in inventories and accounts receivable by $53.9 million and $25.1 million, respectively, offset by increases of $18.1 million and $10.5 million in accounts payable and prepaid and other current assets, respectively.

Summary of the components of cash conversion cycle:

	June 30,	December 31,	June 30,
	2017	2016	2016
Days sales outstanding	55	53	55
Days inventory outstanding	96	95	93
Days payable outstanding	(56)	(52)	(50)
Cash conversion cycle	95	96	98

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Six months ended June 30,
	2017	2016	Change
Capital expenditures	$(15,152)	$(18,050)	$2,898
Certificates of deposit	40,000	—	40,000
Other investing activities	1,038	1,294	(256)
Cash provided by (used for) investing activities	$25,886	$(16,756)	$42,642

Net cash provided by investing activities was $25.9 million in the first six months of 2017, as compared to net cash used for investing activities of $16.8 million in the first six months of 2016. The Company had cash provided by investing activities of $40.0 million from certificates of deposit that matured and were not reinvested in the first six months of 2017. The Company invested a total of $15.2 million in capital expenditures in the first six months of 2017, compared to $18.1 million in 2016. The 2017 and 2016 expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan's existing business and maintaining existing equipment.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Six months ended June 30,
	2017	2016	Change
Proceeds from borrowings	$27,742	$1,559	$26,183
Payment on debt	(29,077)	(10,248)	(18,829)
Dividends paid	(570)	(540)	(30)
Cash used for financing activities	$(1,905)	$(9,229)	$7,324

In the first six months of 2017, $1.9 million of cash was used for financing activities. This cash was primarily used for debt financing activities, with debt payments of $29.1 million offset in part by borrowings of $27.7 million.

Debt Restrictions
The Company’s revolving credit facility (credit facility) contains various restrictions, including:

•
Requirement to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis) when remaining availability under the credit facility is less than 10% of the total commitment under the credit facility, $7.5 million as of June 30, 2017;

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

•	Limits on dividends and repurchases of the Company’s stock;

•	Restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge, or otherwise fundamentally change the ownership of the Company;

•	Limitations on investments, dispositions of assets, and guarantees of indebtedness; and

•	Other customary affirmative and negative covenants.

These restrictions could limit the Company’s ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, or take advantage of business opportunities, including future acquisitions.

Other Items
The Company’s business is subject to seasonal variations in sales that affect inventory levels and accounts receivable balances.  Historically, Titan tends to have higher production and sales levels in the first and second quarters of its fiscal year.

Liquidity Outlook
At June 30, 2017, the Company had $143.2 million of cash and cash equivalents and $10.0 million invested in certificates of deposit with an original maturity of greater than three months and less than six months, for a total of $153.2 million. At June 30, 2017, there were no outstanding borrowings on the Company's $75 million credit facility. Titan's availability under this credit facility may be less than $75 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. At June 30, 2017, an outstanding letter of credit under this credit facility totaled $11.6 million and the amount available under the facility totaled $63.4 million, based upon eligible accounts receivable and inventory balances. The cash and cash equivalents balance of $143.2 million includes $61.2 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations; however, if foreign funds were needed for U.S. operations, the Company would be required to accrue and pay taxes to repatriate the funds. The Company does have U.S. net operating losses that may be available to offset a portion of the potential cash tax outlay from the repatriation of these foreign funds.

Capital expenditures for the remainder of 2017 are estimated to be approximately $15 million to $20 million.  Cash payments for interest are currently forecasted to be approximately $16 million for the remainder of 2017 based on June 30, 2017, debt balances. The forecasted interest payments are comprised primarily of the semi-annual payment of $13.8 million (due October 1) for the 6.875% senior secured notes.

The Company's redeemable noncontrolling interest in Voltyre-Prom includes a settlement put option which is exercisable July through December of 2018. If exercised in July 2018, the redeemable noncontrolling interest may be purchased, with cash or Titan common stock, at an amount set by the Shareholder's Agreement, which is currently estimated to be approximately $117 million. See Note 9 to the Company's condensed consolidated financial statements regarding the Company's redeemable noncontrolling interest and the settlement put option.

In the future, Titan may seek to grow by making acquisitions, which will depend on the ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition, and finance those acquisitions.

Subject to the terms of the agreements governing Titan's outstanding indebtedness, the Company may finance future acquisitions with cash on hand, cash from operations, additional indebtedness, issuing additional equity securities, and divestitures.

Cash, cash equivalents, and certificates of deposit, totaling $153.2 million at June 30, 2017, along with anticipated internal cash flows from operations, and utilization of remaining available borrowings are expected to provide sufficient liquidity for working capital needs, debt maturities, capital expenditures, and potential acquisitions. Potential divestitures are also a means to provide for future liquidity needs.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosure about the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update were deferred by ASU No. 2015-14, "Revenue form Contracts with Customers (Topic 606) Deferral of Effective Date," and are now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is in the process of comparing its current revenue recognition policies to the requirements of ASU No. 2014-09. For the majority of Titan’s revenue arrangements, no significant impacts are expected, as these transactions are not accounted for under industry-specific guidance that will be superseded by ASU No. 2014-09 and generally consist of a single performance obligation to transfer promised goods or services. While the Company has not identified any material differences in the amount and timing of revenue recognition related to ASU No. 2014-09, the evaluation is not complete and, accordingly, Titan has not yet reached a conclusion on the overall impacts of adopting ASU No. 2014-09, if any. The guidance provides for adoption either retrospectively to each prior reporting period or as a cumulative-effect adjustment as of the date of adoption. The Company plans to make a determination as to its method of adoption once it more fully completes its evaluation of the impacts of the standard on its revenue recognition and it is better able to evaluate the cost-benefit of each method. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation, and disclosure upon adoption in the year beginning on January 1, 2018.

In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing." This ASU clarifies the following aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients." This ASU affects only narrow aspects of Topic 606 related to assessing the collectability criterion; presentation of sales tax; noncash consideration; and contract modifications and completed contracts at transition. The amendments in these updates affect the guidance in ASU No. 2014-09, as previously discussed above, and the effective dates are the same as those for ASU No. 2014-09.

In December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers." The amendments in this update affect narrow aspects of the guidance issued in ASU No. 2014-09, as discussed above, and the effective dates are the same as those for ASU No. 2014-09.

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

In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets other than Inventory." This update requires the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company adopted this guidance early, effective January 1, 2017. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This update requires an employer to report the service cost component of defined benefit pension cost and postretirement benefit cost in the same line item of the income statement as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in this update are effective for annual periods beginning after December 15, 2017, including interim periods within those years. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, "Scope of Modification Accounting." This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with Topic 718, Compensation-Stock Compensation. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

MARKET CONDITIONS AND OUTLOOK
In the first half of 2017, Titan experienced higher sales when compared to the same period of 2016.  The higher sales levels were primarily the result of increased demand for replacement equipment used in the agricultural market. The market for new equipment, which has been in a cyclical downturn, is beginning to show signs of recovery. In addition, currency translation positively impacted sales.

Energy, natural raw material, and petroleum-based product costs were volatile and negatively affected the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK
Farm net income is generally expected to be flat in the remainder of 2017. Declining income levels have reduced demand for large farm equipment. More specifically, large equipment sales have deteriorated significantly since 2013 after a robust cycle in prior years. The shift to lower horsepower tractors has had a negative impact on revenue and margin performance. This trend is expected to bottom out sometime in 2017. Most major OEMs are forecasting 2017 agricultural equipment sales to be essentially flat relative to 2016 within most regions. North American used equipment levels remained relatively high in the first half of 2017 with some decreases recently from peak levels. Excess used equipment inventory and values can also negatively impact the new equipment market; however, with the extended equipment replacement cycle, opportunity exists for higher aftermarket replacement sales. Many variables, including weather, grain prices, export markets, currency, and government policies and subsidies can greatly influence the overall health of the agricultural economy.

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

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the second quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 14, 2017, the Company granted to four of its directors options to purchase an aggregate of 89,200 shares of common stock, with an exercise price of $11.79 per share.  These options are immediately exercisable upon the date of grant and expire ten years from the date of the grant.   The grant of the options to such directors was made under the Titan International, Inc. 2005 Equity Incentive Plan at the election of each director and in lieu of such director’s right to receive an annual director fee in cash.  The Company issued such options in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	August 2, 2017	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JAMES M. FROISLAND
James M. Froisland
Chief Financial Officer
(Principal Financial Officer)