Form 10-Q
period 2017-09-30
TITAN INTERNATIONAL INC
filed 2017-11-02
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: September 30, 2017
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

Indicate the number of shares of Titan International, Inc. outstanding: 59,713,184 shares common stock, $0.0001 par value, as of October 24, 2017.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Net sales	$370,988	$306,195	$1,092,888	$958,203
Cost of sales	331,323	271,275	969,932	851,268
Gross profit	39,665	34,920	122,956	106,935
Selling, general and administrative expenses	39,753	36,348	115,553	107,712
Research and development expenses	2,457	2,597	7,908	7,790
Royalty expense	2,596	2,285	7,739	6,688
Loss from operations	(5,141)	(6,310)	(8,244)	(15,255)
Interest expense	(7,537)	(8,714)	(22,578)	(25,208)
Foreign exchange gain	815	398	48	7,403
Other income	3,041	3,578	8,398	10,532
Loss before income taxes	(8,822)	(11,048)	(22,376)	(22,528)
Provision (benefit) for income taxes	2,396	(2,074)	5,964	2,578
Net loss	(11,218)	(8,974)	(28,340)	(25,106)
Net income (loss) attributable to noncontrolling interests	800	(966)	1,424	(1,099)
Net loss attributable to Titan	(12,018)	(8,008)	(29,764)	(24,007)
Redemption value adjustment	(882)	(1,367)	(3,981)	(8,475)
Net loss applicable to common shareholders	$(12,900)	$(9,375)	$(33,745)	$(32,482)

Earnings per common share:
Basic	$(0.22)	$(0.17)	$(0.57)	$(0.60)
Diluted	$(0.22)	$(0.17)	$(0.57)	$(0.60)
Average common shares and equivalents outstanding:
Basic	59,600	53,946	59,247	53,895
Diluted	59,600	53,946	59,247	53,895

Dividends declared per common share:	$0.005	$0.005	$0.015	$0.015

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	September 30,
	2017	2016
Net loss	$(11,218)	$(8,974)
Currency translation adjustment	14,015	(386)
Pension liability adjustments, net of tax of $166 and $(126), respectively	180	465
Comprehensive income (loss)	2,977	(8,895)
Net comprehensive income (loss) attributable to redeemable and noncontrolling interests	1,436	(679)
Comprehensive income (loss) attributable to Titan	$1,541	$(8,216)

	Nine months ended
	September 30,
	2017	2016
Net loss	$(28,340)	$(25,106)
Currency translation adjustment	33,040	21,545
Pension liability adjustments, net of tax of $55 and $(430), respectively	1,902	1,200
Comprehensive income (loss)	6,602	(2,361)
Net comprehensive income attributable to redeemable and noncontrolling interests	2,657	5,427
Comprehensive income (loss) attributable to Titan	$3,945	$(7,788)

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	September 30, 2017	December 31, 2016

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$155,675	$147,827
Certificates of deposit	—	50,000
Accounts receivable, net	236,216	179,384
Inventories	331,378	272,236
Prepaid and other current assets	62,632	79,734
Total current assets	785,901	729,181
Property, plant and equipment, net	440,078	437,201
Deferred income taxes	9,259	4,663
Other assets	94,672	94,851
Total assets	$1,329,910	$1,265,896

Liabilities
Current liabilities
Short-term debt	$36,174	$97,412
Accounts payable	184,330	148,255
Other current liabilities	133,631	120,437
Total current liabilities	354,135	366,104
Long-term debt	411,230	408,760
Deferred income taxes	17,807	13,183
Other long-term liabilities	84,611	80,161
Total liabilities	867,783	868,208

Redeemable noncontrolling interest	111,016	104,809

Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 60,715,356 issued, 59,700,839 outstanding)	—	—
Additional paid-in capital	534,522	479,075
Retained earnings (deficit)	(13,445)	17,214
Treasury stock (at cost, 1,014,517 and 1,083,212 shares, respectively)	(9,502)	(10,119)
Stock reserved for deferred compensation	(1,075)	(1,075)
Accumulated other comprehensive loss	(154,569)	(188,278)
Total Titan shareholders’ equity	355,931	296,817
Noncontrolling interests	(4,820)	(3,938)
Total equity	351,111	292,879
Total liabilities and equity	$1,329,910	$1,265,896

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings (deficit)	Treasury stock	Treasury stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2017	54,169,880	$479,075	$17,214	$(10,119)	$(1,075)	$(188,278)	$296,817	$(3,938)	$292,879
Net income (loss) *			(29,764)				(29,764)	1,153	(28,611)
Currency translation adjustment, net *						31,807	31,807	(722)	31,085
Pension liability adjustments, net of tax						1,902	1,902		1,902
Dividends declared			(895)				(895)		(895)
Note conversion	5,462,264	58,460					58,460		58,460
Restricted stock awards	31,798	(286)		286			—		—
Redemption value adjustment		(3,981)					(3,981)		(3,981)
Stock-based compensation		1,173					1,173		1,173
VIE distributions							—	(1,313)	(1,313)
Issuance of treasury stock under 401(k) plan	36,897	81		331			412		412
Balance September 30, 2017	59,700,839	$534,522	$(13,445)	$(9,502)	$(1,075)	$(154,569)	$355,931	$(4,820)	$351,111

* Net income (loss) excludes $271 of net loss attributable to redeemable noncontrolling interest. Currency translation adjustment excludes $1,955 of currency translation related to redeemable noncontrolling interest.

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2017	2016
Net loss	$(28,340)	$(25,106)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	44,029	44,889
Deferred income tax provision	(476)	172
Stock-based compensation	1,173	1,164
Issuance of treasury stock under 401(k) plan	413	422
Foreign currency translation loss	1,061	9,822
(Increase) decrease in assets:
Accounts receivable	(46,715)	2,788
Inventories	(46,083)	4,805
Prepaid and other current assets	20,046	(12,314)
Other assets	2,948	25
Increase (decrease) in liabilities:
Accounts payable	26,372	21,344
Other current liabilities	8,821	11,315
Other liabilities	1,539	(5,342)
Net cash provided by (used for) operating activities	(15,212)	53,984
Cash flows from investing activities:
Capital expenditures	(23,580)	(30,846)
Certificates of deposit	50,000	—
Other	1,293	1,687
Net cash provided by (used for) investing activities	27,713	(29,159)
Cash flows from financing activities:
Proceeds from borrowings	33,540	2,390
Payment on debt	(41,003)	(14,042)
Dividends paid	(868)	(810)
Net cash used for financing activities	(8,331)	(12,462)
Effect of exchange rate changes on cash	3,678	2,958
Net increase in cash and cash equivalents	7,848	15,321
Cash and cash equivalents, beginning of period	147,827	200,188
Cash and cash equivalents, end of period	$155,675	$215,509

Supplemental information:
Interest paid	$18,360	$19,827
Income taxes paid, net of refunds received	$550	$4,316
Noncash investing and financing information:
Issuance of common stock for convertible debt payment	$58,460	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	ACCOUNTING POLICIES

In the opinion of Titan International, Inc. (Titan or the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments which are normal, recurring, and necessary for a fair statement of the Company's financial position as of September 30, 2017, and the results of operations and cash flows for the three and nine months ended September 30, 2017 and 2016.
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

As a result of the retrospective adjustment of the change in accounting principle, certain amounts in the Company's Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016, were adjusted as follows:

	Three Months Ended September 30, 2016
	As originally reported	Effect of change	As adjusted
Cost of sales	$273,219	$(1,944)	$271,275
Income (loss) from operations	(8,254)	1,944	(6,310)
Net income (loss)	(10,918)	1,944	(8,974)

Basic and diluted loss per share	$(0.21)	$0.04	$(0.17)

	Nine Months Ended September 30, 2016
	As originally reported	Effect of change	As adjusted
Cost of sales	$848,264	$3,004	$851,268
Loss from operations	(12,251)	(3,004)	(15,255)
Net loss	(22,102)	(3,004)	(25,106)

Basic and diluted loss per share	$(0.55)	$(0.05)	$(0.60)

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

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, certificates of deposit, accounts receivable, notes receivable, accounts payable, other accruals, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.875% senior secured notes due 2020 (senior secured notes) were carried at cost of $396.6 million at September 30, 2017. The fair value of the senior secured notes at September 30, 2017, as obtained through an independent pricing source, was approximately $410.5 million.

Cash dividends
The Company declared cash dividends of $0.005 and $0.015 per share of common stock for each of the three and nine months ended September 30, 2017 and 2016, respectively. The third quarter 2017 cash dividend of $0.005 per share of common stock was paid October 13, 2017, to shareholders of record on September 29, 2017.

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

Recently issued accounting standards
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosure about the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update were deferred by ASU No. 2015-14, "Revenue form Contracts with Customers (Topic 606) Deferral of Effective Date," and are now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is in the process of comparing its current revenue recognition policies to the requirements of ASU No. 2014-09. For the majority of Titan’s revenue arrangements, no significant impacts are expected as these transactions are not accounted for under industry-specific guidance that will be superseded by ASU No. 2014-09 and generally consist of a single performance obligation to transfer promised goods or services. While the Company has not identified any material differences in the amount and timing of revenue recognition related to ASU No. 2014-09, the evaluation is not complete and, accordingly, Titan has not yet reached a conclusion on the overall impacts of adopting ASU No. 2014-09. The guidance provides for adoption either retrospectively to each prior reporting period or as a cumulative-effect adjustment as of the date of adoption. The Company has determined that it will adopt the guidance using a cumulative-effect adjustment as of the date of adoption. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation, and disclosure upon adoption in the year beginning on January 1, 2018.

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

In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual reporting period. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This update requires an employer to report the service cost component of defined benefit pension cost and postretirement benefit cost in the same line item of the income statement as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, "Scope of Modification Accounting." This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with Topic 718, Compensation-Stock Compensation. The amendments in this update are effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2017. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of the dates set forth below (amounts in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable	$239,095	$182,728
Allowance for doubtful accounts	(2,879)	(3,344)
Accounts receivable, net	$236,216	$179,384

Accounts receivable are reduced by an estimated allowance for doubtful accounts which is based on known risks and historical losses.

3. INVENTORIES

Inventories consisted of the following as of the dates set forth below (amounts in thousands):

	September 30, 2017	December 31, 2016
Raw material	$88,036	$76,380
Work-in-process	41,960	32,395
Finished goods	201,382	163,461
	$331,378	$272,236

Inventories are valued at the lower of cost or net realizable value. Net realizable value is estimated based on current selling prices. Inventory costs are calculated using the first-in, first-out (FIFO) method or average cost method. Estimated provisions are established for slow-moving and obsolete inventory.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following as of the dates set forth below (amounts in thousands):

	September 30, 2017	December 31, 2016
Land and improvements	$47,215	$43,871
Buildings and improvements	259,087	239,036
Machinery and equipment	604,617	573,717
Tools, dies and molds	112,650	106,695
Construction-in-process	16,956	43,080
	1,040,525	1,006,399
Less accumulated depreciation	(600,447)	(569,198)
	$440,078	$437,201

Depreciation on fixed assets for the nine months ended September 30, 2017 and 2016, totaled $41.0 million and $42.1 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Capital leases included in property, plant, and equipment consisted of the following as of the dates set forth below (amounts in thousands):

	September 30, 2017	December 31, 2016
Buildings and improvements	$4,002	$3,565
Less accumulated amortization	(2,213)	(1,923)
	$1,789	$1,642

Machinery and equipment	$34,230	$31,331
Less accumulated amortization	(29,091)	(26,502)
	$5,139	$4,829

5. INTANGIBLE ASSETS

The components of intangible assets consisted of the following as of the dates set forth below (amounts in thousands):

	Weighted Average Useful Lives (in Years) September 30, 2017	September 30, 2017	December 31, 2016
Amortizable intangible assets:
Customer relationships	9.9	$13,956	$13,171
Patents, trademarks and other	7.5	15,180	14,629
Total at cost		29,136	27,800
Less accumulated amortization		(13,338)	(11,399)
		$15,798	$16,401

Amortization related to intangible assets for the nine months ended September 30, 2017 and 2016, totaled $2.2 million and $2.1 million, respectively. Intangible assets are included as a component of other assets in the Condensed Consolidated Balance Sheet.

The estimated aggregate amortization expense at September 30, 2017, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

October 1 - December 31, 2017	$604
2018	2,257
2019	2,237
2020	2,237
2021	1,563
Thereafter	6,900
$15,798

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. WARRANTY

Changes in the warranty liability consisted of the following (amounts in thousands):

	2017	2016
Warranty liability, January 1	$17,926	$23,120
Provision for warranty liabilities	5,377	4,950
Warranty payments made	(5,693)	(8,882)
Warranty liability, September 30	$17,610	$19,188

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

7. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following as of the dates set forth below (amounts in thousands):

	September 30, 2017
	Principal Balance	Unamortized Discount	Net Carrying Amount
6.875% senior secured notes due 2020	$400,000	$(3,406)	$396,594
Titan Europe credit facilities	33,541	—	33,541
Other debt	16,296	—	16,296
Capital leases	973	—	973
Total debt	450,810	(3,406)	447,404
Less amounts due within one year	36,174	—	36,174
Total long-term debt	$414,636	$(3,406)	$411,230

	December 31, 2016
	Principal Balance	Unamortized Discount	Net Carrying Amount
6.875% senior secured notes due 2020	$400,000	$(4,148)	$395,852
5.625% convertible senior subordinated notes due 2017	60,161	(13)	60,148
Titan Europe credit facilities	33,710	—	33,710
Other debt	15,560	—	15,560
Capital leases	902	—	902
Total debt	510,333	(4,161)	506,172
Less amounts due within one year	97,425	(13)	97,412
Total long-term debt	$412,908	$(4,148)	$408,760

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Aggregate principal maturities of long-term debt at September 30, 2017, for each of the years (or other periods) set forth below were as follows (amounts in thousands):

October 1 - December 31, 2017	$22,169
2018	11,704
2019	14,082
2020	402,259
2021	455
Thereafter	141
$450,810

6.875% senior secured notes due 2020
The senior secured notes are due October 2020. These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois.

5.625% convertible senior subordinated notes due 2017
In January 2017, the Company converted 97.1% of the principal balance of its 5.625% convertible senior subordinated notes (2017 Notes), which matured on January 15, 2017, into shares of Titan common stock. Immediately prior to maturity, $60.2 million in aggregate principal amount of the 2017 Notes was outstanding, of which holders of $58.5 million in aggregate principal amount of the 2017 Notes, or 97.1%, converted their 2017 Notes into shares of Titan common stock pursuant to the terms of the indenture governing the 2017 Notes. The $58.5 million in principal amount of converted 2017 Notes was converted into 5,462,264 shares of Titan common stock, representing approximately 10% of Titan’s common stock outstanding prior to conversion. Each $1,000 principal amount of the 2017 Notes was convertible into 93.436 shares of Titan common stock. The remaining $1.7 million principal amount of the 2017 Notes that was not converted was paid in cash at maturity.

Titan Europe credit facilities
The Titan Europe credit facilities contain borrowings from various institutions totaling $33.5 million at September 30, 2017. Maturity dates on this debt range from less than one year to nine years and interest rates range from 5% to 6.9%. The Titan Europe facilities are secured by the assets of its subsidiaries in Italy, Spain, Germany, and Brazil.

Revolving credit facility
In February 2017, the Company entered into a credit and security agreement with respect to a new $75 million revolving credit facility (credit facility) with agent BMO Harris Bank N.A. and other financial institutions party thereto. This credit facility replaced the Company's $150 million revolving credit facility which was previously scheduled to terminate in December 2017. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and includes a maturity of the earlier of five years or six months prior to the scheduled maturity of the Company’s senior secured notes. From time to time Titan's availability under this credit facility may be less than $75 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At September 30, 2017, an outstanding letter of credit under the credit facility totaled $12.5 million and the amount available under the facility totaled $62.5 million based upon eligible accounts receivable and inventory balances. During the first nine months of 2017 and at September 30, 2017, there were no borrowings under the credit facility.

Other debt
The Company has working capital loans at Titan Pneus do Brasil Ltda and Voltyre-Prom at various interest rates, which totaled $8.9 million and $7.4 million at September 30, 2017, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is recorded as an offset to currency exchange gain/loss. For the three and nine months ended September 30, 2017, the Company recorded currency exchange loss related to these derivatives of $0.2 million and $0.5 million, respectively.

9. REDEEMABLE NONCONTROLLING INTEREST

The Company, in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF), owns all of the equity interests in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia. The Company is party to a shareholders' agreement with OEP and RDIF which was entered into in connection with the acquisition of Voltyre-Prom. The agreement contains a settlement put option which is exercisable beginning in July 2018 through December of 2018 and may require Titan to purchase the indirect equity interests in Voltyre-Prom of OEP and RDIF with cash or Titan common stock, at a value set by the agreement. The value set by the agreement is the greater of: (i) the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8%; or (ii) the last twelve months of EBITDA times 5.5 less net debt times the ownership percentage. The value of the redeemable noncontrolling interest held by OEP and RDIF has been recorded at the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8%, which was greater than the result of the calculation in clause (ii) above at September 30, 2017.

The redemption features of the settlement put option are not solely within the Company’s control and the noncontrolling interest is presented as a redeemable noncontrolling interest separately from total equity in the Condensed Consolidated Balance Sheet at the redemption value of the settlement put option. If the redemption value is greater than the carrying value of the noncontrolling interest, the increase in the redemption value is adjusted directly to retained earnings of the affected entity, or additional paid-in capital if there are no available retained earnings applicable to the redeemable noncontrolling interest.

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

The following is a reconciliation of redeemable noncontrolling interest as of September 30, 2017 and 2016 (amounts in thousands):

	2017	2016
Balance at January 1	$104,809	$77,174
Reclassification as a result of ownership change	—	12,039
Income attributable to redeemable noncontrolling interest	271	1,775
Currency translation	1,955	3,330
Redemption value adjustment	3,981	8,475
Balance at September 30	$111,016	$102,793

This obligation with respect to the settlement put option approximates the cost if all remaining shares in the consortium owning Voltyre-Prom were purchased by the Company on September 30, 2017, and is presented in the Condensed Consolidated Balance Sheet in redeemable noncontrolling interest, which is treated as mezzanine equity.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance, and insurance by the Company.

At September 30, 2017, future minimum rental commitments under noncancellable operating leases with initial terms of at least one year were as follows (amounts in thousands):

October 1 - December 31, 2017	$1,960
2018	5,489
2019	4,478
2020	2,599
2021	1,908
Thereafter	1,952
Total future minimum lease payments	$18,386

At September 30, 2017, the Company had assets held as capital leases with a net book value of $6.9 million included in property, plant and equipment. At September 30, 2017, total future capital lease obligations relating to these leases were as follows (amounts in thousands):

October 1 - December 31, 2017	$139
2018	662
2019	150
2020	20
2021	2
Total future capital lease obligation payments	973
Less amount representing interest	(12)
Present value of future capital lease obligation payments	$961

11. EMPLOYEE BENEFIT PLANS
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $2.1 million to the pension plans during the nine months ended September 30, 2017, and expects to contribute approximately $1.2 million to the pension plans during the remainder of 2017.

The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$129	$74	$482	$386
Interest cost	1,197	1,230	3,531	3,700
Expected return on assets	(1,372)	(1,396)	(4,109)	(4,184)
Amortization of unrecognized prior service cost	34	35	102	103
Amortization of net unrecognized loss	663	762	1,992	2,289
Net periodic pension cost	$651	$705	$1,998	$2,294

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

As the primary beneficiary of these variable interest entities (VIEs), the entities’ assets, liabilities, and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in “Net income (loss) attributable to noncontrolling interests” in the Condensed Consolidated Statements of Operations and “Noncontrolling interests” in the Condensed Consolidated Balance Sheets.

The following table summarizes the carrying amount of the entities’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets at September 30, 2017, and December 31, 2016 (amounts in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$12,251	$9,396
Inventory	13,862	11,445
Other current assets	22,099	23,301
Property, plant and equipment, net	34,131	30,448
Other noncurrent assets	8,431	4,955
Total assets	$90,774	$79,545

Current liabilities	$23,744	$22,068
Noncurrent liabilities	9,759	5,350
Total liabilities	$33,503	$27,418

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

	September 30, 2017	December 31, 2016
Investments	$3,505	$4,738
Other current assets	1,224	1,039
Total VIE assets	4,729	5,777
Accounts payable	1,706	932
Maximum exposure to loss	$6,435	$6,709

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. The North American and Latin American farm tire royalties were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition. The Company also has a trademark license agreement with Goodyear to manufacture and sell certain non-farm tire products in Latin America. Royalty expenses recorded were $2.6 million and $2.3 million for the three months ended September 30, 2017 and 2016, respectively. Royalty expenses recorded were $7.7 million and $6.7 million for the nine months ended September 30, 2017 and 2016, respectively.

14. OTHER INCOME

Other income consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Equity investment income	$1,391	$840	$2,741	$2,423
Interest income	872	929	2,646	2,182
Investment gain related to investments for deferred compensation	480	560	1,827	52
Building rental income	594	557	1,789	1,528
Discount amortization on prepaid royalty	180	389	689	1,168
Gain (loss) on sale of assets	(542)	(71)	(734)	2,271
Other income (expense)	66	374	(560)	908
	$3,041	$3,578	$8,398	$10,532

15. INCOME TAXES

The Company recorded income tax expense (benefit) of $2.4 million and $(2.1) million for the quarters ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded income tax expense of $6.0 million and $2.6 million, respectively. The Company's effective income tax rate was (27)% and 16% for the quarters ended September 30, 2017 and 2016, and (27)% and (13)% for the nine months ended September 30, 2017 and 2016, respectively.

The Company’s 2017 income tax expense and rate differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the three and nine months ended September 30, 2017. During the second quarter of 2017, the IRS income tax audit for tax years 2010 through 2014 was settled, which did not result in any material change to income tax expense.

The Company’s 2016 income tax expense and rate differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses. In addition, the Company adjusted its net uncertain tax positions which resulted in a tax benefit of $2.5 million.

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

16. EARNINGS PER SHARE

Earnings per share (EPS) were as follows for the periods presented below (amounts in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Net loss attributable to Titan	$(12,018)	$(8,008)	$(29,764)	$(24,007)
Redemption value adjustment	(882)	(1,367)	(3,981)	(8,475)
Net loss applicable to common shareholders	$(12,900)	$(9,375)	$(33,745)	$(32,482)
Determination of shares:
Weighted average shares outstanding (basic and diluted)	59,600	53,946	59,247	53,895
Earnings per share:
Basic and diluted	(0.22)	(0.17)	(0.57)	(0.60)

The effect of stock options, shares held by certain trusts, and convertible notes has been excluded for the nine months ended September 30, 2017 and 2016, as the effect would have been antidilutive. The weighted average share amount excluded for stock options and shares held by certain trusts was 0.2 million for each of the three and nine months ended September 30, 2017, and 0.3 million and 0.2 million for the three and nine months ended September 30, 2016, respectively. The weighted average share amount excluded for convertible notes totaled 0.3 million shares for the nine months ended September 30, 2017, and 5.6 million shares for each of the three and nine months ended and September 30, 2016.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In December 2015, the United States Court of Appeals for the Eighth Circuit reversed the District Court’s summary judgment order with respect to “arranger” liability for Titan Tire and Dico under CERCLA and the imposition of punitive damages against Dico for violating the EPA Administrative Order, but affirmed the summary judgment order imposing civil penalties in the amount of $1.62 million against Dico for violating the EPA Administrative Order. The case was remanded to the District Court for a new trial on the remaining issues.

The trial was held in April 2017. On September 5, 2017, the District Court issued an order: (a) concluding Titan Tire and Dico arranged for the disposal of a hazardous substance in violation of 42 U.S.C. § 9607(a); (b) holding Titan Tire and Dico jointly and severally liable for $5.45 million in response costs previously incurred and reported by the United States relating to the alleged violation, including enforcement costs and attorney’s fees; and (c) awarding a declaratory judgment holding Titan Tire and Dico jointly and severally liable for all additional response costs previously incurred but not yet reported or to be incurred in the future, including enforcement costs and attorney’s fees. The District Court also held Dico liable for $5.45 million in punitive damages under 42 U.S.C. § 9607(c)(3) for violating a unilateral administrative order. The punitive damages award does not apply to Titan Tire. The Company accrued a contingent liability of $6.5 million, representing $5.45 million in costs incurred by the United States and $1.05 million of additional response costs, for this order in the quarter ended September 30, 2017. Titan Tire and Dico will appeal to the United States Court of Appeals for the Eighth Circuit.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents information about certain operating results, separated by market segments, for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales
Agricultural	$170,895	$138,568	$524,335	$438,108
Earthmoving/construction	156,442	128,917	443,030	401,649
Consumer	43,651	38,710	125,523	118,446
	$370,988	$306,195	$1,092,888	$958,203
Gross profit
Agricultural	$18,930	$18,592	$63,542	$57,684
Earthmoving/construction	14,534	11,553	41,170	36,354
Consumer	6,201	4,775	18,244	12,897
	$39,665	$34,920	$122,956	$106,935
Income (loss) from operations
Agricultural	$10,056	$9,891	$36,721	$32,718
Earthmoving/construction	2,985	807	5,853	4,060
Consumer	3,060	1,331	8,001	2,072
Corporate & Unallocated	(21,242)	(18,339)	(58,819)	(54,105)
Loss from operations	(5,141)	(6,310)	(8,244)	(15,255)

Interest expense	(7,537)	(8,714)	(22,578)	(25,208)
Foreign exchange gain	815	398	48	7,403
Other income, net	3,041	3,578	8,398	10,532
Loss before income taxes	$(8,822)	$(11,048)	$(22,376)	$(22,528)

Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	September 30, 2017	December 31, 2016
Total assets
Agricultural	$482,958	$439,371
Earthmoving/construction	533,112	443,879
Consumer	141,496	140,293
Corporate & Unallocated	172,344	242,353
	$1,329,910	$1,265,896

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis consisted of the following as of the dates set forth below (amounts in thousands):

	September 30, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Contractual obligation investments	$11,494	$11,494	$—	$—	$9,668	$9,668	$—	$—
Derivative financial instruments asset	566	—	566	—	988	—	988	—
Preferred stock	145	—	—	145	181	—	—	181
Total	$12,205	$11,494	$566	$145	$10,837	$9,668	$988	$181

The following table presents the changes, during the periods presented, in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2016	$181
Total unrealized losses	(36)
Balance as of September 30, 2017	$145

The preferred stock was valued based on the book value of the common stock into which it can be converted.

20. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Board of Directors of the Company, Mr. Maurice Taylor. The related party is Mr. Fred Taylor, who is Mr. Maurice Taylor’s brother. The companies which Mr. Fred Taylor is associated with that do business with Titan include the following: Blackstone OTR, LLC; F.B.T. Enterprises, Inc.; Green Carbon, Inc.; Silverstone, Inc.; and OTR Wheel Engineering, Inc.  Sales of Titan products to these companies were approximately $0.3 million and $1.3 million for the three and nine months ended September 30, 2017, respectively, as compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2016, respectively. Titan had trade receivables due from these companies of approximately $0.2 million at September 30, 2017, and approximately $0.1 million at December 31, 2016.  Titan had product purchases from these companies of approximately $0.2 million and $0.4 million for the three and nine months ended September 30, 2017, respectively, as compared to purchases of approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, respectively. Sales commissions paid to the above companies were approximately $0.7 million and $1.4 million for the three and nine months ended September 30, 2017, respectively, as compared to $0.4 million and $1.4 million for the three and nine months ended September 30, 2016, respectively.

The Company sells products to Valuepart and Track Solutions Pty Ltd., which is controlled by relatives of a member of management of a Titan subsidiary. Sales of Titan products to this company were approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2017, respectively.

In July 2013, the Company entered into a Shareholders’ Agreement between OEP and RDIF to acquire Voltyre-Prom. Mr. Richard M. Cashin Jr., a director of the Company, is the President of OEP, which owns 21.4% of the joint venture.  The Shareholders’ Agreement contains a settlement put option which may require the Company to purchase equity interests in the joint venture from OEP and RDIF at a value set by the agreement. See Note 9 for additional information.

The Company has a 34.2% equity stake in Wheels India Limited, a company incorporated in India and listed on the National Stock Exchange in India. The Company had trade payables due to Wheels India Limited of approximately $0.1 million at September 30, 2017, and approximately $0.1 million at December 31, 2016.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company has a 19.5% equity stake in Titan-Yuxiang Wheel (Liuzhou) Co., Ltd, a company incorporated in China. The Company had trade payables due to Titan-Yuxiang Wheel (Liuzhou) Co., Ltd of approximately $1.7 million at September 30, 2017, and approximately $0.9 million at December 31, 2016.

The Company has a 49.0% equity stake in Central Iowa Training and Enrichment Center, LLC, an entity that owns a commercial building located in Boone, IA.

21. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at July 1, 2017	$(144,200)	$(23,928)	$(168,128)
Currency translation adjustments	13,379	—	13,379
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior service cost, net of tax of $166	—	180	180
Balance at September 30, 2017	$(130,821)	$(23,748)	$(154,569)

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2017	$(162,628)	$(25,650)	$(188,278)
Currency translation adjustments	31,807	—	31,807
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior service cost, net of tax of $55	—	1,902	1,902
Balance at September 30, 2017	$(130,821)	$(23,748)	$(154,569)

22. OTHER EVENTS

On September 21, 2017, a fire occurred at a facility of Titan Tire Reclamation Corporation (TTRC), a subsidiary of the Company, located in Fort McMurray, AB.  The TTRC facility contains six thermal vacuum recovery (TVR) units, which are large, contained capsules used to recycle large mining tires.  The fire started within one of the TVR units and was contained to a building housing three of the TVR units. The TTRC staff is working with affected customers to minimize the impact to their respective businesses. Three other TVR units located in another building at the TTRC facility were not affected. Titan carries both casualty and property insurance for its facilities and equipment, as well as business interruption insurance, and is reviewing the extent and scope of this coverage with its insurance carriers. The Company has insufficient information to determine if a contingent loss has occurred; therefore, no accrual was recorded.

23. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended September 30, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$138,557	$232,431	$—	$370,988
Cost of sales	99	122,129	209,095	—	331,323
Gross profit (loss)	(99)	16,428	23,336	—	39,665
Selling, general and administrative expenses	2,100	12,594	25,059	—	39,753
Research and development expenses	—	972	1,485	—	2,457
Royalty expense	217	1,435	944	—	2,596
Income (loss) from operations	(2,416)	1,427	(4,152)	—	(5,141)
Interest expense	(7,231)	—	(306)	—	(7,537)
Intercompany interest income (expense)	606	983	(1,589)	—	—
Foreign exchange gain (loss)	(2)	71	746	—	815
Other income (expense)	968	(33)	2,106	—	3,041
Income (loss) before income taxes	(8,075)	2,448	(3,195)	—	(8,822)
Provision for income taxes	889	994	513	—	2,396
Equity in earnings of subsidiaries	(2,252)	—	(2,306)	4,558	—
Net income (loss)	(11,216)	1,454	(6,014)	4,558	(11,218)
Net income noncontrolling interests	—	—	800	—	800
Net income (loss) attributable to Titan	$(11,216)	$1,454	$(6,814)	$4,558	$(12,018)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended September 30, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$114,743	$191,452	$—	$306,195
Cost of sales	87	99,573	171,615	—	271,275
Gross profit (loss)	(87)	15,170	19,837	—	34,920
Selling, general and administrative expenses	2,556	15,407	18,385	—	36,348
Research and development expenses	—	776	1,821	—	2,597
Royalty expense	125	1,296	864	—	2,285
Loss from operations	(2,768)	(2,309)	(1,233)	—	(6,310)
Interest expense	(8,288)	—	(426)	—	(8,714)
Intercompany interest income (expense)	470	—	(470)	—	—
Foreign exchange gain	—	—	398		398
Other income	1,256	62	2,260	—	3,578
Income (loss) before income taxes	(9,330)	(2,247)	529	—	(11,048)
Provision (benefit) for income taxes	(1,935)	(1,448)	1,309	—	(2,074)
Equity in earnings of subsidiaries	(3,523)	—	(4,037)	7,560	—
Net income (loss)	(10,918)	(799)	(4,817)	7,560	(8,974)
Net loss noncontrolling interests	—	—	(966)	—	(966)
Net income (loss) attributable to Titan	$(10,918)	$(799)	$(3,851)	$7,560	$(8,008)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Nine Months Ended September 30, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$429,636	$663,252	$—	$1,092,888
Cost of sales	256	378,875	590,801	—	969,932
Gross profit (loss)	(256)	50,761	72,451	—	122,956
Selling, general and administrative expenses	10,038	43,906	61,609	—	115,553
Research and development expenses	—	2,825	5,083	—	7,908
Royalty expense	883	4,140	2,716	—	7,739
Income (loss) from operations	(11,177)	(110)	3,043	—	(8,244)
Interest expense	(21,909)	—	(669)	—	(22,578)
Intercompany interest income (expense)	1,775	2,930	(4,705)	—	—
Foreign exchange gain (loss)	(2)	30	20	—	48
Other income (expense)	3,179	(203)	5,422	—	8,398
Income (loss) before income taxes	(28,134)	2,647	3,111	—	(22,376)
Provision (benefit) for income taxes	(620)	2,489	4,095	—	5,964
Equity in earnings of subsidiaries	2,120	—	(10,715)	8,595	—
Net income (loss)	(25,394)	158	(11,699)	8,595	(28,340)
Net income noncontrolling interests	—	—	1,424	—	1,424
Net income (loss) attributable to Titan	$(25,394)	$158	$(13,123)	$8,595	$(29,764)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Nine Months Ended September 30, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$384,917	$573,286	$—	$958,203
Cost of sales	659	334,044	516,565	—	851,268
Gross profit (loss)	(659)	50,873	56,721	—	106,935
Selling, general and administrative expenses	7,907	47,879	51,926	—	107,712
Research and development expenses	—	2,221	5,569	—	7,790
Royalty expense	542	3,573	2,573	—	6,688
Loss from operations	(9,108)	(2,800)	(3,347)	—	(15,255)
Interest expense	(24,382)	—	(826)	—	(25,208)
Intercompany interest income (expense)	1,122	—	(1,122)	—	—
Foreign exchange gain	—	202	7,201		7,403
Other income	1,864	220	8,448	—	10,532
Income (loss) before income taxes	(30,504)	(2,378)	10,354	—	(22,528)
Provision (benefit) for income taxes	(2,205)	417	4,366	—	2,578
Equity in earnings of subsidiaries	6,197	—	(6,243)	46	—
Net income (loss)	(22,102)	(2,795)	(255)	46	(25,106)
Net loss noncontrolling interests	—	—	(1,099)	—	(1,099)
Net income (loss) attributable to Titan	$(22,102)	$(2,795)	$844	$46	$(24,007)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Three Months Ended September 30, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(11,216)	$1,454	$(6,014)	$4,558	$(11,218)
Currency translation adjustment	14,015	—	14,015	(14,015)	14,015
Pension liability adjustments, net of tax	180	625	(445)	(180)	180
Comprehensive income (loss)	2,979	2,079	7,556	(9,637)	2,977
Net comprehensive income attributable to redeemable and noncontrolling interests	—	—	1,436	—	1,436
Comprehensive income (loss) attributable to Titan	$2,979	$2,079	$6,120	$(9,637)	$1,541

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Three Months Ended September 30, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(10,918)	$(799)	$(4,817)	$7,560	$(8,974)
Currency translation adjustment	(386)	—	(386)	386	(386)
Pension liability adjustments, net of tax	465	734	(269)	(465)	465
Comprehensive income (loss)	(10,839)	(65)	(5,472)	7,481	(8,895)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(679)	—	(679)
Comprehensive income (loss) attributable to Titan	$(10,839)	$(65)	$(4,793)	$7,481	$(8,216)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Nine Months Ended September 30, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(25,394)	$158	$(11,699)	$8,595	$(28,340)
Currency translation adjustment	33,040	—	33,040	(33,040)	33,040
Pension liability adjustments, net of tax	1,902	1,875	27	(1,902)	1,902
Comprehensive income (loss)	9,548	2,033	21,368	(26,347)	6,602
Net comprehensive income attributable to redeemable and noncontrolling interests	—	—	2,657	—	2,657
Comprehensive income (loss) attributable to Titan	$9,548	$2,033	$18,711	$(26,347)	$3,945

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Nine Months Ended September 30, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(22,102)	$(2,795)	$(255)	$46	$(25,106)
Currency translation adjustment	21,545	—	(21,545)	21,545	21,545
Pension liability adjustments, net of tax	1,200	2,202	(1,002)	(1,200)	1,200
Comprehensive income (loss)	643	(593)	(22,802)	20,391	(2,361)
Net comprehensive income attributable to redeemable and noncontrolling interests	—	—	5,427	—	5,427
Comprehensive income (loss) attributable to Titan	$643	$(593)	$(28,229)	$20,391	$(7,788)

(Amounts in thousands)	Condensed Consolidating Balance Sheets September 30, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$77,903	$10	$77,762	$—	$155,675
Accounts receivable, net	—	65,141	171,075	—	236,216
Inventories	—	90,857	240,521	—	331,378
Prepaid and other current assets	6,652	21,131	34,849	—	62,632
Total current assets	84,555	177,139	524,207	—	785,901
Property, plant and equipment, net	2,771	112,878	324,429	—	440,078
Investment in subsidiaries	772,243	—	75,145	(847,388)	—
Other assets	19,155	969	83,807	—	103,931
Total assets	$878,724	$290,986	$1,007,588	$(847,388)	$1,329,910
Liabilities and Equity
Short-term debt	$—	$—	$36,174	$—	$36,174
Accounts payable	(973)	21,547	163,756	—	184,330
Other current liabilities	33,431	31,579	68,621	—	133,631
Total current liabilities	32,458	53,126	268,551	—	354,135
Long-term debt	396,594	—	14,636	—	411,230
Other long-term liabilities	23,524	16,516	62,378	—	102,418
Intercompany accounts	61,666	(278,187)	216,521	—	—
Redeemable noncontrolling interest	—	—	111,016	—	111,016
Titan shareholders' equity	364,482	499,531	339,306	(847,388)	355,931
Noncontrolling interests	—	—	(4,820)	—	(4,820)
Total liabilities and equity	$878,724	$290,986	$1,007,588	$(847,388)	$1,329,910

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Balance Sheets December 31, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$86,190	$9	$61,628	$—	$147,827
Certificates of deposit	50,000	—	—	—	50,000
Accounts receivable, net	—	43,485	135,899	—	179,384
Inventories	—	76,823	195,413	—	272,236
Prepaid and other current assets	11,965	21,901	45,868	—	79,734
Total current assets	148,155	142,218	438,808	—	729,181
Property, plant and equipment, net	4,898	124,049	308,254	—	437,201
Investment in subsidiaries	742,679	—	87,385	(830,064)	—
Other assets	23,627	1,118	74,769	—	99,514
Total assets	$919,359	$267,385	$909,216	$(830,064)	$1,265,896
Liabilities and Equity
Short-term debt	$60,148	$—	$37,264	$—	$97,412
Accounts payable	4,187	14,398	129,670	—	148,255
Other current liabilities	34,140	34,475	51,822	—	120,437
Total current liabilities	98,475	48,873	218,756	—	366,104
Long-term debt	395,852	—	12,908	—	408,760
Other long-term liabilities	27,636	18,473	47,235	—	93,344
Intercompany accounts	94,977	(300,823)	205,846	—	—
Redeemable noncontrolling interest	—	—	104,809	—	104,809
Titan shareholders' equity	302,419	500,862	323,600	(830,064)	296,817
Noncontrolling interests	—	—	(3,938)	—	(3,938)
Total liabilities and equity	$919,359	$267,385	$909,216	$(830,064)	$1,265,896

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Nine Months Ended September 30, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(53,211)	$4,107	$33,892	$(15,212)
Cash flows from investing activities:
Capital expenditures	(815)	(4,472)	(18,293)	(23,580)
Certificates of deposit	50,000	—	—	50,000
Other, net	—	366	927	1,293
Net cash provided by (used for) investing activities	49,185	(4,106)	(17,366)	27,713
Cash flows from financing activities:
Proceeds from borrowings	—	—	33,540	33,540
Payment on debt	(3,393)	—	(37,610)	(41,003)
Dividends paid	(868)	—	—	(868)
Net cash used for financing activities	(4,261)	—	(4,070)	(8,331)
Effect of exchange rate change on cash	—	—	3,678	3,678
Net increase (decrease) in cash and cash equivalents	(8,287)	1	16,134	7,848
Cash and cash equivalents, beginning of period	86,190	9	61,628	147,827
Cash and cash equivalents, end of period	$77,903	$10	$77,762	$155,675

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Nine Months Ended September 30, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$4,154	$5,553	$44,277	$53,984
Cash flows from investing activities:
Capital expenditures	(657)	(5,616)	(24,573)	(30,846)
Other, net	—	73	1,614	1,687
Net cash used for investing activities	(657)	(5,543)	(22,959)	(29,159)
Cash flows from financing activities:
Proceeds from borrowings	—	—	2,390	2,390
Payment on debt	—	—	(14,042)	(14,042)
Dividends paid	(810)	—	—	(810)
Net cash used for financing activities	(810)	—	(11,652)	(12,462)
Effect of exchange rate change on cash	—	—	2,958	2,958
Net increase in cash and cash equivalents	2,687	10	12,624	15,321
Cash and cash equivalents, beginning of period	142,401	4	57,783	200,188
Cash and cash equivalents, end of period	$145,088	$14	$70,407	$215,509

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

•
The Company's ability to comply with current or future regulations applicable to the Company's business and the industry in which it competes or any actions taken or orders issued by regulatory authorities;

•	Availability and price of raw materials;

•	Levels of operating efficiencies;

•	The effects of the Company's indebtedness and its compliance with the terms thereof;

•	Changes in the interest rate environment and their effects on the Company's outstanding indebtedness;

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

•	Unfavorable product liability and warranty claims;

•	Actions of domestic and foreign governments;

•	Geopolitical and economic uncertainties relating to the countries in which the Company operates or does business;

•	Risks associated with acquisitions, including difficulty in integrating operations and personnel, disruption of ongoing business, and increased expenses:

•	Results of investments;

•	The effects of previously announced processes to explore various strategic transactions, including potential dispositions;

•	Fluctuations in currency translations;

•	Climate change and related laws and regulations;

•	Risks associated with environmental laws and regulations;

•	Risks relating to our manufacturing facilities, including that any of our material facilities may become inoperable, and

•	Risks related to financial reporting, internal controls, tax accounting, and information systems.
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

The Company’s major OEM customers include large manufacturers of off-highway equipment such as AGCO Corporation, Caterpillar Inc., CNH Global N.V., Deere & Company, Hitachi, Kubota Corporation, Liebherr, and Volvo, in addition to many other off-highway equipment manufacturers.  The Company distributes products to OEMs, independent and OEM-affiliated dealers, and through a network of distribution facilities.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The table below provides highlights for the three and nine months ended September 30, 2017, compared to the same respective periods of 2016 (amounts in thousands, except earnings per share):

	Three months ended			Nine months ended
	September 30,			September 30,
	2017	2016	% Increase (Decrease)	2017	2016	% Increase (Decrease)
Net sales	$370,988	$306,195	21%	$1,092,888	$958,203	14%
Gross profit	39,665	34,920	14%	122,956	106,935	15%
Loss from operations	(5,141)	(6,310)	19%	(8,244)	(15,255)	46%
Net loss	(11,218)	(8,974)	(25)%	(28,340)	(25,106)	(13)%
Basic earnings per share	(0.22)	(0.17)	(29)%	(0.57)	(0.60)	5%

The Company recorded net sales of $371.0 million for the third quarter of 2017, which were 21% higher than third quarter 2016 net sales of $306.2 million, primarily as a result of an increase in sales volume in all segments. Overall sales volume was up 14% with higher volume across all segments and all geographies. Favorable changes in price/mix increased net sales by 5% and favorable currency translations contributed another 2% increase to net sales.

The Company's gross profit was $39.7 million, or 10.7% of net sales, for the third quarter of 2017, compared to $34.9 million, or 11.4% of net sales, in the comparable period of 2016. The decrease in gross profit as a percent of sales was a result of pricing initiatives to selectively grow market share, primarily in the agricultural segment. Loss from operations was $5.1 million for the third quarter of 2017, compared to loss of $6.3 million in the comparable quarter of 2016. Net loss was $11.2 million for the third quarter of 2017, compared to loss of $9.0 million in the comparable quarter of 2016. Basic earnings per share was $(0.22) in the third quarter of 2017, compared to $(0.17) in the comparable quarter of 2016.

The Company recorded net sales of $1,092.9 million for the first nine months of 2017, which were 14% higher than the 2016 comparable period net sales of $958.2 million, primarily as a result of an increase in sales volume. Overall sales volume was up 10% driven by higher volumes in the agricultural and earthmoving/construction segments. Favorable currency translation increased net sales by 3% and a favorable change in price/mix added an additional 1% to net sales.

The Company's gross profit was $123.0 million, or 11.3% of net sales, for the first nine months of 2017, compared to $106.9 million, or 11.2% of net sales, in the comparable period of 2016. Loss from operations was $8.2 million for the first nine months of 2017, compared to loss of $15.3 million in the comparable period of 2016. Net loss was $28.3 million for the first nine months of 2017, compared to loss of $25.1 million in 2016. Basic earnings per share was $(0.57) in the first nine months of 2017, compared to $(0.60) in 2016.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts. These assumptions include discount rates, expected return on plan assets, mortality rates, and other factors. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements, and obligations. The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries. During the first nine months of 2017, the Company contributed cash funds of $2.1 million to its pension plans. Titan expects to contribute approximately $1.2 million to these pension plans during the fourth quarter of 2017. For more information concerning these costs and obligations, see the discussion of “Pensions” in Item 7 and Note 23 to the Company's financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2016.

Product Warranties
The Company provides limited warranties on workmanship on its products in all market segments. The majority of the Company's products are subject to a limited warranty that ranges between less than one year and ten years, with certain product warranties being prorated after the first year. Actual warranty experience may differ from historical experience. The Company calculates an estimated warranty liability based on past warranty experience and the sales of products subject to that experience. The Company records warranty expense based on warranty payments made during the applicable period and changes to the estimated warranty liability. The Company's warranty accrual was $17.6 million at September 30, 2017, and $17.9 million at December 31, 2016.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Highlights for the three and nine months ended September 30, 2017, compared to 2016 (amounts in thousands):

	Three months ended			Nine months ended
	September 30,			September 30,
	2017	2016	% Increase	2017	2016	% Increase
Net sales	$370,988	$306,195	21%	$1,092,888	$958,203	14%
Cost of sales	331,323	271,275	22%	969,932	851,268	14%
Gross profit	$39,665	$34,920	14%	$122,956	$106,935	15%
Gross profit as percentage of net sales	10.7%	11.4%		11.3%	11.2%

Net Sales
Net sales for the quarter ended September 30, 2017, were $371.0 million, compared to $306.2 million in the comparable quarter of 2016, an increase of 21%, primarily as a result of an increase in sales volume in all segments. Overall sales volume was up 14% with higher volume across all segments and all geographies. Favorable changes in price/mix increased net sales by 5% and favorable currency translations contributed another 2% increase to net sales.

Net sales for the nine months ended September 30, 2017, were $1,092.9 million, compared to $958.2 million in the comparable period of 2016, an increase of 14%, primarily as a result of an increase in sales volume. Overall sales volume was up 10% driven by higher volumes in the agriculture and earthmoving/construction segments. Favorable currency translation increased net sales by 3% and a favorable change in price/mix added an additional 1% to net sales.

Cost of Sales and Gross Profit
Cost of sales was $331.3 million for the quarter ended September 30, 2017, compared to $271.3 million for the comparable quarter in 2016. Gross profit for the third quarter of 2017 was $39.7 million, or 10.7% of net sales, compared to $34.9 million, or 11.4% of net sales, for the third quarter of 2016.

Cost of sales was $969.9 million for the nine months ended September 30, 2017, compared to $851.3 million for the comparable period in 2016. Gross profit for the first nine months of 2017 was $123.0 million, or 11.3% of net sales, compared to $106.9 million, or 11.2% of net sales, for the comparable period of 2016. The increase in gross profit was primarily related to continuous improvement from the implementation of initiatives that focus on lowering costs and increasing efficiencies.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the third quarter of 2017 were $39.8 million, or 10.7% of net sales, compared to $36.3 million, or 11.9% of net sales, for the third quarter of 2016.  After adjusting for the accrued contingent liability of $6.5 million for a legal judgment (see Note 17 to the Company's condensed consolidated financial statements), SG&A for the third quarter of 2017 would have been 9.0% of net sales.

SG&A expenses for the first nine months of 2017 were $115.6 million, or 10.6% of net sales, compared to $107.7 million, or 11.2% of net sales, for the first nine months of 2016.  The increase in SG&A expenses was primarily due to the cost associated with non-recurring legal and professional fees in the first quarter of 2017 and the aforementioned contingent liability accrual in the third quarter of 2017.

Research and Development Expenses
Research and development (R&D) expenses for the third quarter of 2017 were $2.5 million, or 0.7% of net sales, compared to $2.6 million, or 0.8% of net sales, for the third quarter of 2016.

R&D expenses for the first nine months of 2017 were $7.9 million, or 0.7% of net sales, compared to $7.8 million, or 0.8% of net sales, for the first nine months of 2016.

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

Royalty expenses for the third quarter of 2017 were $2.6 million, or 0.7% of net sales, compared to $2.3 million, or 0.7% of net sales, for the third quarter of 2016.

Royalty expenses for the first nine months of 2017 were $7.7 million, or 0.7% of net sales, compared to $6.7 million, or 0.7% of net sales, for the first nine months of 2016. The increase was driven by higher international sales subject to royalty.

Loss from Operations
Loss from operations for the third quarter of 2017 was $5.1 million, compared to $6.3 million for the third quarter of 2016.  This change was the net result of the items previously discussed.

Loss from operations for the first nine months of 2017 was $8.2 million, compared to $15.3 million for the first nine months of 2016.  This change was the net result of the items previously discussed.

Interest Expense
Interest expense was $7.5 million and $8.7 million for the quarters ended September 30, 2017 and 2016, respectively. The decrease in interest expense was primarily due to the January 2017 conversion of the Company's 5.625% convertible senior subordinated notes.

Interest expense was $22.6 million and $25.2 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in interest expense was primarily due to the January 2017 conversion of the Company's 5.625% convertible senior subordinated notes.

Foreign Exchange Gain
Foreign exchange gain was $0.8 million for the third quarter of 2017, compared to gain of $0.4 million for the third quarter of 2016.

Foreign exchange gain was $0.0 million for the first nine months of 2017, compared to gain of $7.4 million for the first nine months of 2016.

Other Income
Other income was $3.0 million for the quarter ended September 30, 2017, as compared to $3.6 million in the comparable quarter of 2016.  For the quarter ended September 30, 2017, the Company recorded equity investment income of $1.4 million, interest income of $0.9 million, rental income of $0.6 million, a gain related to investments for deferred compensation of $0.5 million, and loss on sale of assets of $0.5 million. For the quarter ended September 30, 2016, the Company recorded interest income of $0.9 million, equity investment income of $0.8 million, rental income of $0.6 million, and a gain related to contractual obligation investments of $0.6 million.

Other income was $8.4 million for the nine months ended September 30, 2017, as compared to $10.5 million in the comparable period of 2016.  For the nine months ended September 30, 2017, the Company recorded equity investment income of $2.7 million, interest income of $2.6 million, a gain related to investments for deferred compensation of $1.8 million, and rental income of $1.8 million. For the nine months ended September 30, 2016, the Company recorded equity investment income of $2.4 million, a gain on sale of assets of $2.3 million, interest income of $2.2 million and rental income of $1.5 million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Provision for Income Taxes
The Company recorded income tax expense (benefit) of $2.4 million and $(2.1) million for the quarters ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded income tax expense of $6.0 million and $2.6 million, respectively. The Company's effective income tax rate was (27)% and 16% for the quarters ended September 30, 2017 and 2016, and (27)% and (13)% for the nine months ended September 30, 2017 and 2016, respectively.

The Company’s 2017 effective income tax rate is different from the U.S. Federal income tax rate mainly due to losses in the U.S. and certain foreign jurisdictions where the Company could not record a tax benefit due to a valuation allowance. The increased negative effective tax rate is also due to non-deductible expenses and income adjustments in taxable jurisdictions that had the effect of increasing the tax rate for the three and nine months ended September 30, 2017. During the second quarter of 2017, the IRS income tax audit for tax years 2010 through 2014 was settled, which did not result in any material change to income tax expense.

The Company’s 2016 income tax expense and rate differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses. In addition, the Company adjusted its net uncertain tax positions which resulted in a tax benefit of $2.5 million.

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

Net Loss
Net loss for the third quarter of 2017 was $11.2 million, compared to $9.0 million in the comparable quarter of 2016. For the quarters ended September 30, 2017 and 2016, basic and diluted earnings per share were $(.22) and $(.17), respectively. The Company's higher net loss and lower earnings per share were due to the items previously discussed.

Net loss for the first nine months of 2017 was $28.3 million, compared to $25.1 million in the comparable period of 2016. For the nine months ended September 30, 2017 and 2016, basic and diluted earnings per share were $(.57) and $(.60), respectively. The Company's higher net loss and higher earnings per share were due to the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows (amounts in thousands):

	Three months ended			Nine months ended
	September 30,			September 30,
	2017	2016	% Increase	2017	2016	% Increase
Net sales	$170,895	$138,568	23%	$524,335	$438,108	20%
Gross profit	18,930	18,592	2%	63,542	57,684	10%
Income from operations	10,056	9,891	2%	36,721	32,718	12%

Net sales in the agricultural market were $170.9 million for the quarter ended September 30, 2017, as compared to $138.6 million in 2016, an increase of 23%. Higher agricultural sales volumes contributed 16% of the increase in net sales with favorable price/mix increasing net sales by 6% and favorable currency translation contributing an additional 1%.

Gross profit in the agricultural market was $18.9 million for the quarter ended September 30, 2017, as compared to $18.6 million in the comparable quarter of 2016.  The decrease in gross profit as a percent of sales was a result of pricing initiatives to selectively grow market share. Income from operations in the agricultural market was $10.1 million for the quarter ended September 30, 2017, as compared to $9.9 million in 2016.

Net sales in the agricultural market were $524.3 million for the nine months ended September 30, 2017, as compared to $438.1 million in 2016, an increase of 20%. Higher agriculture sales volumes contributed 14% of the increase in net sales, while favorable currency translation and price/mix each contributed an additional 3% of the increase.

Gross profit in the agricultural market was $63.5 million for the nine months ended September 30, 2017, as compared to $57.7 million in the comparable period of 2016.  Income from operations in the agricultural market was $36.7 million for the nine months ended September 30, 2017, as compared to $32.7 million in 2016. The Company's gross profit in the agricultural segment was negatively affected by increased raw material prices in the first and second quarters of 2017.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows (amounts in thousands):

	Three months ended			Nine months ended
	September 30,			September 30,
	2017	2016	% Increase	2017	2016	% Increase
Net sales	$156,442	$128,917	21%	$443,030	$401,649	10%
Gross profit	14,534	11,553	26%	41,170	36,354	13%
Income from operations	2,985	807	270%	5,853	4,060	44%

The Company's earthmoving/construction market net sales were $156.4 million for the quarter ended September 30, 2017, as compared to $128.9 million in 2016, an increase of 21%. The increase in earthmoving/construction sales was driven by increased volume which increased net sales by 14% and favorable price/mix which increased sales an additional 5%. Favorable currency translation contributed an additional 2% to net sales.

Gross profit in the earthmoving/construction market was $14.5 million for the quarter ended September 30, 2017, as compared to $11.6 million in 2016. The Company's earthmoving/construction market income from operations was $3.0 million for the quarter ended September 30, 2017, as compared to $0.8 million in for the comparable quarter in 2016.

The Company's earthmoving/construction market net sales were $443.0 million for the nine months ended September 30, 2017, as compared to $401.6 million in 2016, an increase of 10%. The increased earthmoving/construction sales were primarily driven by an increase in volume with price/mix and currency remaining flat.

Gross profit in the earthmoving/construction market was $41.2 million for the nine months ended September 30, 2017, as compared to $36.4 million in 2016. The Company's earthmoving/construction market income from operations was $5.9 million for the nine months ended September 30, 2017, as compared to $4.1 million in 2016.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Consumer Segment Results
Consumer segment results for the periods presented below were as follows (amounts in thousands):

	Three months ended			Nine months ended
	September 30,			September 30,
	2017	2016	% Increase	2017	2016	% Increase
Net sales	$43,651	$38,710	13%	$125,523	$118,446	6%
Gross profit	6,201	4,775	30%	18,244	12,897	41%
Income from operations	3,060	1,331	130%	8,001	2,072	286%

Consumer market net sales were $43.7 million for the quarter ended September 30, 2017, as compared to $38.7 million in the comparable quarter of 2016, an increase of approximately 13%.

Gross profit from the consumer market was $6.2 million for the quarter ended September 30, 2017, as compared to $4.8 million for the comparable quarter of 2016. Consumer market income from operations was $3.1 million for the quarter ended September 30, 2017, as compared to $1.3 million in 2016.

Consumer market net sales were $125.5 million for the nine months ended September 30, 2017, as compared to $118.4 million in the comparable period of 2016, an increase of approximately 6%.

Gross profit from the consumer market was $18.2 million for the nine months ended September 30, 2017, as compared to $12.9 million for the comparable period of 2016. Consumer market income from operations was $8.0 million for the nine months ended September 30, 2017, as compared to $2.1 million in 2016.

Consumer segment sales for the quarter and nine months ended September 30, 2017, were up primarily due to higher sales of other products as well as higher prices passed through to end customers as a result of higher raw material costs. Margins improved overall due to both geographic and product mix.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Segment Summary (amounts in thousands)

Three months ended September 30, 2017	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$170,895	$156,442	$43,651	$—	$370,988
Gross profit	18,930	14,534	6,201	—	39,665
Income (loss) from operations	10,056	2,985	3,060	(21,242)	(5,141)
Three months ended September 30, 2016
Net sales	$138,568	$128,917	$38,710	$—	$306,195
Gross profit	18,592	11,553	4,775	—	34,920
Income (loss) from operations	9,891	807	1,331	(18,339)	(6,310)

Nine months ended September 30, 2017	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$524,335	$443,030	$125,523	$—	$1,092,888
Gross profit	63,542	41,170	18,244	—	122,956
Income (loss) from operations	36,721	5,853	8,001	(58,819)	(8,244)
Nine months ended September 30, 2016
Net sales	$438,108	$401,649	$118,446	$—	$958,203
Gross profit	57,684	36,354	12,897	—	106,935
Income (loss) from operations	32,718	4,060	2,072	(54,105)	(15,255)

Corporate & Unallocated Expenses
Income from operations on a segment basis does not include corporate expenses totaling $21.2 million for the quarter ended September 30, 2017, as compared to $18.3 million for the comparable quarter of 2016. Corporate expenses were composed of selling and marketing expenses of approximately $6 million and $7 million for the quarters ended September 30, 2017 and 2016, respectively; and administrative expenses of approximately $15 million and $11 million for the quarters ended September 30, 2017 and 2016, respectively. Administrative expenses in the third quarter of 2017 included a non-cash accrual of $6.5 million relating to a court order. See Note 17 to the Company's condensed consolidated financial statements.

Income from operations on a segment basis does not include corporate expenses totaling $58.8 million for the nine months ended September 30, 2017, as compared to $54.1 million for the comparable period of 2016. Corporate expenses were composed of selling and marketing expenses of approximately $21 million and $22 million for the nine months ended September 30, 2017 and 2016, respectively; and administrative expenses of approximately $38 million and $32 million for the nine months ended September 30, 2017 and 2016, respectively. The increase is due to non-recurring legal and professional fees in the first quarter of 2017 and a contingent liability accrual in the third quarter of 2017.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

MARKET RISK SENSITIVE INSTRUMENTS
The Company's risks related to foreign currencies, commodity prices, and interest rates at September 30, 2017, were consistent with those for 2016. For more information, see the “Market Risk Sensitive Instruments” discussion in the Company's Form 10-K for the fiscal year ended December 31, 2016.

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

The Company's recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates, and other factors. Certain of these assumptions are determined by the Company with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements, and the carrying value of the related obligations. Titan expects to contribute approximately $1.2 million to these pension plans during the fourth quarter of 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of September 30, 2017, the Company had $155.7 million of cash.

(Amounts in thousands)	September 30,	December 31,
	2017	2016	Change
Cash	$155,675	$147,827	$7,848

The cash balance increased by $7.8 million from December 31, 2016, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Nine months ended September 30,
	2017	2016	Change
Net loss	$(28,340)	$(25,106)	$(3,234)
Depreciation and amortization	44,029	44,889	(860)
Deferred income tax provision	(476)	172	(648)
Foreign currency translation loss	1,061	9,822	(8,761)
Accounts receivable	(46,715)	2,788	(49,503)
Inventories	(46,083)	4,805	(50,888)
Prepaid and other current assets	20,046	(12,314)	32,360
Accounts payable	26,372	21,344	5,028
Other current liabilities	8,821	11,315	(2,494)
Other liabilities	1,539	(5,342)	6,881
Other operating activities	4,534	1,611	2,923
Cash provided by (used for) operating activities	$(15,212)	$53,984	$(69,196)

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

In the first nine months of 2017, operating activities used $15.2 million of cash, including decreases from accounts receivable of $46.7 million and inventories of $46.1 million, offset by increases from accounts payable of $26.4 million and prepaid and other current assets of $20.0 million. Included in the net loss of $28.3 million were noncash charges for depreciation and amortization of $44.0 million and foreign currency translation loss of $1.1 million.

Operating cash flows decreased $69.2 million when comparing the first nine months of 2017 to the first nine months of 2016. The net loss in the first nine months of 2017 increased $3.2 million from the loss in the first nine months of 2016. When comparing the first nine months of 2017 to the first nine months of 2016, cash flows from operating activities decreased in inventories and accounts receivable by $50.9 million and $49.5 million, respectively, offset by an increases of $32.4 million in prepaid and other current assets.

Summary of the components of cash conversion cycle:

	September 30,	December 31,	September 30,
	2017	2016	2016
Days sales outstanding	58	53	55
Days inventory outstanding	95	95	100
Days payable outstanding	(53)	(52)	(54)
Cash conversion cycle	100	96	101

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Nine months ended September 30,
	2017	2016	Change
Capital expenditures	$(23,580)	$(30,846)	$7,266
Certificates of deposit	50,000	—	50,000
Other investing activities	1,293	1,687	(394)
Cash provided by (used for) investing activities	$27,713	$(29,159)	$56,872

Net cash provided by investing activities was $27.7 million in the first nine months of 2017, as compared to net cash used for investing activities of $29.2 million in the first nine months of 2016. The Company had cash provided by investing activities of $50.0 million from certificates of deposit that matured and were not reinvested in the first nine months of 2017. The Company invested a total of $23.6 million in capital expenditures in the first nine months of 2017, compared to $30.8 million in 2016. The 2017 and 2016 expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan's existing business and maintain existing equipment.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Nine months ended September 30,
	2017	2016	Change
Proceeds from borrowings	$33,540	$2,390	$31,150
Payment on debt	(41,003)	(14,042)	(26,961)
Dividends paid	(868)	(810)	(58)
Cash used for financing activities	$(8,331)	$(12,462)	$4,131

In the first nine months of 2017, $8.3 million of cash was used for financing activities. This cash was primarily used for debt financing activities, with debt payments of $41.0 million offset in part by borrowings of $33.5 million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Debt Restrictions
The Company’s revolving credit facility (credit facility) contains various restrictions, including:

•
When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($7.5 million as of September 30, 2017), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);

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

Liquidity Outlook
At September 30, 2017, the Company had $155.7 million of cash and cash equivalents. At September 30, 2017, there were no outstanding borrowings on the Company's $75 million credit facility. Titan's availability under this credit facility may be less than $75 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. At September 30, 2017, an outstanding letter of credit under this credit facility totaled $12.5 million and the amount available under the facility totaled $62.5 million, based upon eligible accounts receivable and inventory balances. The cash and cash equivalents balance of $155.7 million included $73.8 million held in foreign countries. The Company does not believe that its current plans demonstrate a need to repatriate the foreign amounts to fund U.S. operations; however, if foreign funds were needed for U.S. operations, the Company would be required to accrue and pay taxes to repatriate the funds. The Company does have U.S. net operating losses that may be available to offset a portion of the potential cash tax outlay from the repatriation of such foreign funds.

Capital expenditures for the fourth quarter of 2017 are estimated to be approximately $10 million to $12 million.  Cash payments for interest are currently forecasted to be approximately $15 million for the fourth quarter of 2017 based on September 30, 2017, debt balances. The forecasted interest payments are comprised primarily of the semi-annual payment of $13.8 million (paid in October) for the 6.875% senior secured notes.

The Company's redeemable noncontrolling interest in Voltyre-Prom includes a settlement put option which is exercisable July through December of 2018. If exercised in July 2018, the redeemable noncontrolling interest may be purchased, with cash or Titan common stock, at an amount set by the Shareholder's Agreement, which is estimated to be approximately $117 million. See Note 9 to the Company's condensed consolidated financial statements regarding the Company's redeemable noncontrolling interest and the settlement put option.

In the future, Titan may seek to grow by making acquisitions, which will depend in large part on its ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition, finance those acquisitions, and successfully integrate the acquired assets or business.

Subject to the terms of the agreements governing Titan's outstanding indebtedness, the Company may finance future acquisitions with cash on hand, cash from operations, additional indebtedness, issuing additional equity securities, and divestitures.

Cash and cash equivalents, totaling $155.7 million at September 30, 2017, along with anticipated internal cash flows from operations and utilization of remaining available borrowings, are expected to provide sufficient liquidity for working capital needs, debt maturities, capital expenditures, and potential acquisitions. Potential divestitures are also a means to provide for future liquidity needs.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

OTHER EVENTS
On September 21, 2017, a fire occurred at a facility of Titan Tire Reclamation Corporation (TTRC), a subsidiary of the Company, located in Fort McMurray, AB.  The TTRC facility contains six thermal vacuum recovery (TVR) units, which are large, contained capsules used to recycle large mining tires.  The fire started within one of the TVR units and was contained to a building housing three of the TVR units. The TTRC staff is working with affected customers to minimize the impact to their respective businesses. Three other TVR units located in another building at the TTRC facility were not affected. Titan carries both casualty and property insurance for its facilities and equipment, as well as business interruption insurance, and is reviewing the extent and scope of this coverage with its insurance carriers. The Company has insufficient information to determine if a contingent loss has occurred; therefore, no accrual was recorded.

RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosure about the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update were deferred by ASU No. 2015-14, "Revenue form Contracts with Customers (Topic 606) Deferral of Effective Date," and are now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is in the process of comparing its current revenue recognition policies to the requirements of ASU No. 2014-09. For the majority of Titan’s revenue arrangements, no significant impacts are expected, as these transactions are not accounted for under industry-specific guidance that will be superseded by ASU No. 2014-09 and generally consist of a single performance obligation to transfer promised goods or services. While the Company has not identified any material differences in the amount and timing of revenue recognition related to ASU No. 2014-09, the evaluation is not complete and, accordingly, Titan has not yet reached a conclusion on the overall impacts of adopting ASU No. 2014-09, if any. The guidance provides for adoption either retrospectively to each prior reporting period or as a cumulative-effect adjustment as of the date of adoption. The Company has determined that it will adopt the guidance using a cumulative-effect adjustment as of the date of adoption. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation, and disclosure upon adoption in the year beginning on January 1, 2018.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual reporting period. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This update requires an employer to report the service cost component of defined benefit pension cost and postretirement benefit cost in the same line item of the income statement as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, "Scope of Modification Accounting." This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with Topic 718, Compensation-Stock Compensation. The amendments in this update are effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2017. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

MARKET CONDITIONS AND OUTLOOK
The market for new equipment, which has been in a cyclical downturn, is beginning to show signs of recovery. In the first nine months of 2017, Titan experienced higher sales when compared to the same period of 2016.  The higher sales levels were primarily the result of increased demand for replacement equipment used in the agricultural market. In addition, currency translation positively impacted sales.

Energy, natural raw material, and petroleum-based product costs were volatile and negatively affected the Company’s margins in the first and second quarters of 2017.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK
Reduced income levels have lowered demand for large farm equipment over the last business cycle. More specifically, large equipment sales have deteriorated significantly since 2013 after a robust cycle in prior years. The shift to lower horsepower tractors has had a negative impact on revenue and margin performance. Most major OEMs are forecasting 2017 agricultural equipment sales to begin increasing on a year-over-year basis within most regions. North American used equipment levels remain relatively high with some decreases recently from peak levels. Excess used equipment inventory and values can also negatively impact the new equipment market; however, with the extended equipment replacement cycle, opportunity exists for higher aftermarket replacement sales. Many variables, including weather, grain prices, export markets, currency, and government policies and subsidies can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Demand for larger products used in the mining industry is expected to improve slightly in 2017, with demand for our products in this market expected to improve nominally as compared to 2016. Demand for small and medium sized earthmoving/construction equipment used in the housing and commercial construction sectors is expected to be up slightly in 2017 relative to 2016. The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers.

CONSUMER MARKET OUTLOOK
The consumer market is expected to remain highly competitive for 2017. The consumer segment is affected by many variables including consumer spending, interest rates, government policies, and other macroeconomic drivers.

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

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the third quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In December 2015, the United States Court of Appeals for the Eighth Circuit reversed the District Court’s summary judgment order with respect to “arranger” liability for Titan Tire and Dico under CERCLA and the imposition of punitive damages against Dico for violating the EPA Administrative Order, but affirmed the summary judgment order imposing civil penalties in the amount of $1.62 million against Dico for violating the EPA Administrative Order. The case was remanded to the District Court for a new trial on the remaining issues.

The trial was held in April 2017. On September 5, 2017, the District Court issued an order: (a) concluding Titan Tire and Dico arranged for the disposal of a hazardous substance in violation of 42 U.S.C. § 9607(a); (b) holding Titan Tire and Dico jointly and severally liable for $5.45 million in response costs previously incurred and reported by the United States relating to the alleged violation, including enforcement costs and attorney’s fees; and (c) awarding a declaratory judgment holding Titan Tire and Dico jointly and severally liable for all additional response costs previously incurred but not yet reported or to be incurred in the future, including enforcement costs and attorney’s fees. The District Court also held Dico liable for $5.45 million in punitive damages under 42 U.S.C. § 9607(c)(3) for violating a unilateral administrative order. The punitive damages award does not apply to Titan Tire. The Company accrued a contingent liability of $6.5 million, representing $5.45 million in costs incurred by the United States and $1.05 million of additional response costs, for this order in the quarter ended September 30, 2017. Titan Tire and Dico will appeal to the United States Court of Appeals for the Eighth Circuit.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 15, 2017.

TITAN INTERNATIONAL, INC.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	November 1, 2017	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JAMES M. FROISLAND
James M. Froisland
Chief Financial Officer
(Principal Financial Officer)