Form 10-K
period 2017-12-31
TITAN INTERNATIONAL INC
filed 2018-02-23
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $513 million based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2017.
Indicate the number of shares of Titan International, Inc. outstanding: 59,810,770 shares of common stock, $0.0001 par value, as of February 15, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders, to be held on June 12, 2018, are incorporated by reference into Part III of this Form 10-K.

TITAN INTERNATIONAL, INC.

FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements, which are covered by the "Safe Harbor for Forward-Looking Statements" provided by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. We have tried to identify forward-looking statements in this report by using words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could.” These forward-looking statements include, among other items, statements relating to the following:

•	The Company's financial performance;

•	Anticipated trends in the Company’s business;

•	Expectations with respect to the end-user markets into which the Company sells its products (including agricultural equipment, earthmoving/construction equipment, and consumer products);

•	Future expenditures for capital projects;

•	The Company’s ability to continue to control costs and maintain quality;

•	The Company's ability to meet conditions of loan agreements;

•	The Company’s business strategies, including its intention to introduce new products;

•	Expectations concerning the performance and success of the Company’s existing and new products; and

•	The Company’s intention to consider and pursue acquisition and divestiture opportunities.
Readers of this Form 10-K should understand that these forward-looking statements are based on the Company’s current expectations and assumptions about future events and are subject to a number of risks, uncertainties, and changes in circumstances that are difficult to predict, including those in Item 1A, Part I of this report, “Risk Factors,” certain of which are beyond the Company’s control.

Actual results could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various factors, including:

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

•	Availability and price of raw materials;

•	Levels of operating efficiencies;

•	The effects of the Company's indebtedness and its compliance with the terms thereof;

•	Changes in the interest rate environment and their effects on the Company's outstanding indebtedness;

•	Unfavorable product liability and warranty claims;

•	Actions of domestic and foreign governments;

•	Geopolitical and economic uncertainties relating to the countries in which the Company operates or does business;

•	Risks associated with acquisitions, including difficulty in integrating operations and personnel, disruption of ongoing business, and increased expenses;

•	Results of investments;

•	The effects of potential processes to explore various strategic transactions, including dispositions;

•	Fluctuations in currency translations;

•	Climate change and related laws and regulations;

•	Risks associated with environmental laws and regulations;

•	Risks relating to our manufacturing facilities, including that any of our material facilities may become inoperable; and

•	Risks related to financial reporting, internal controls, tax accounting, and information systems.
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

PART I

ITEM 1 – BUSINESS

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

As one of the few companies dedicated to off-highway wheels, tires, and assemblies, Titan’s engineering and manufacturing resources are focused on designing quality products that address the needs of our customers and end-users across the markets that Titan serves.  Titan’s team of experienced engineers continuously work on new and improved engineered solutions that evolve with today’s applications for the off-highway wheel, tire, and assembly markets.

•	History
The Company traces its roots to the Electric Wheel Company in Quincy, Illinois, which was founded in 1890.  Titan was incorporated in 1983.  The Company has grown through six major acquisitions.  In 2005, Titan Tire Corporation, a subsidiary of the Company, acquired The Goodyear Tire & Rubber Company’s North American farm tire assets.  In 2006, Titan Tire Corporation of Bryan, another subsidiary of the Company, acquired the OTR tire assets of Continental Tire North America, Inc.  In 2011, the Company acquired The Goodyear Tire & Rubber Company's Latin American farm tire business. In 2012, the Company purchased a 56% controlling interest in Planet Corporation Group, now known as Titan Australia. Also in 2012, the Company completed its acquisition of Titan Europe. Through separate acquisitions in 2013 and 2014, the Company, in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF), acquired all of the equity interests in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia. These acquisitions have allowed Titan to expand its global footprint and enhance product offerings in the Company’s target markets.

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
As a result of Titan’s offering of a broad range of specialized wheels, tires, assemblies, and undercarriage systems and components, Titan is a leader in the global off-highway market.  Through an extensive dealer network and sales force, the Company is able to reach an increasing number of aftermarket and OEM customers and build Titan’s image and brand recognition.  The Company’s acquisition of the Goodyear Farm Tire brand in North America and Latin America contributes to overall visibility and customer confidence. Through the 2012 acquisition of Titan Europe and the expansion of the Goodyear Farm Tire brand into Europe, Middle East and Africa (EMEA) in 2015, Titan has strengthened the Company's presence in Europe. Additionally, the 2013 acquisition of Voltyre-Prom expanded Titan's footprint into the Commonwealth of Independent States (CIS) region. Years of product design and engineering experience have enabled Titan to improve existing products and develop new ones, such as Low Sidewall (LSW®), that have been well received in the marketplace.  Titan believes it has benefited from significant barriers to entry, such as the substantial investment necessary to replicate the Company’s manufacturing equipment and numerous tools, dies and molds, many of which are used in custom processes.

•	Wheel and Tire Manufacturing Capabilities
The Company’s position as a manufacturer of both wheels and tires allows Titan to mount and deliver one of the largest selections of off-highway assemblies in North America. Titan offers this value-added service of one-stop solution for wheel and tire assemblies for the agricultural, earthmoving/construction, and consumer segments.  Both standard and LSW assemblies are delivered as a single, complete unit based on each customer’s specific requirements.

•	Long-Term Core Customer Relationships
The Company’s top customers, including global leaders in agricultural and construction equipment manufacturing, have been purchasing products from Titan or its predecessors for numerous years.  Customers including AGCO Corporation, Caterpillar Inc., CNH Global N.V., Deere & Company, Hitachi, Ltd., Kubota Corporation, Liebherr, and AB Volvo have helped sustain Titan’s market leading position in wheel, tire, assembly, and undercarriage products.

BUSINESS STRATEGY
Titan’s business strategy is to increase its presence in the segments it serves through its one-stop solutions, including LSW technology. The Company continues to seek global expansion of complete wheel and tire assembly and undercarriage product offerings within the geographies it competes. This may be through strategic worldwide acquisitions or through expanded manufacturing capabilities in regions where the Company lacks either wheel, tire, or undercarriage production. In addition, Titan continues to improve operating efficiencies and gain additional synergies.

•	Low Sidewall Technology
The Company has developed an LSW tire technology, featuring a larger rim diameter and a smaller sidewall than standard tires. With LSW tire technology, which has been widely adopted within the automotive industry, users experience reduced power hop, road lope, soil compaction, and fuel consumption as well as improved safety and performance. Both power hop and road lope can disturb ride quality and impede equipment performance. The benefits correspond to Titan’s markets through superior comfort, ride and fuel economy. Titan continues to enhance the LSW technology and expand its LSW product offering in both the agricultural and construction segments. Titan’s capabilities as both a wheel and tire manufacturer allow the Company to drive further adoption within these markets. Titan seeks to be at the forefront of off-road equipment advancement through the innovation of its LSW solution with the goal that it will become the industry standard.

•	Increase Aftermarket Tire Business
The Company has concentrated on increasing Titan's presence in the tire aftermarket, which historically has been somewhat less cyclical than the OEM market. The aftermarket also offers the potential for higher profit margins and is a larger market. Titan’s strategy to enhance the Company's aftermarket platform, which began in mid-2016, focuses on improving the customer experience and product positioning in key sales markets. To support this strategy, the Company has maintained and supported Titan's salesforce for the tire aftermarket throughout the recent industry downturn.

•	Improve Operating Efficiencies
The Company regularly works to improve the operating efficiency of assets and manufacturing facilities. Titan integrates each facility’s strengths through, among others, transfer of equipment and business to the facilities that are best equipped to handle the work, which enables Titan to increase utilization and spread operating costs over a greater volume of products. Titan continues to implement a comprehensive program to refurbish, modernize, and enhance the technology of its manufacturing equipment. Titan has also made investments to streamline processes, increase productivity, and lower costs in the selling, general and administrative areas.

•	Enhance Design Capabilities and New Product Development
Equipment manufacturers constantly face changing industry dynamics. Titan directs its business and marketing strategy to understand and address the needs of customers and demonstrate the advantages of products. In particular, the Company often collaborates with customers in the design of new and enhanced products and recommends modified products to customers based on the Company's own market information. These value-added services enhance Titan’s relationships with customers. The Company tests new designs and technologies and develops manufacturing methods to improve product quality, performance, and cost.

•	Explore Additional Strategic Acquisitions
The Company’s expertise in the manufacture of off-highway wheels, tires, and undercarriage systems and components has permitted it to take advantage of opportunities to acquire businesses that complement this product line. In the future, Titan may make additional strategic acquisitions of businesses that have an off-highway focus. The Company continually explores worldwide opportunities to expand its manufacturing and distribution capabilities in order to serve new and existing geographies.

BUSINESS SEGMENTS
Titan designs and manufactures products for OEMs and aftermarket customers in the agricultural, earthmoving/construction, and consumer markets. For additional information concerning the revenues, expenses, income from operations, and assets attributable to each of the segments in which the Company operates, see Note 29 to the Company's consolidated financial statements, included in Item 8 of this annual report.

AGRICULTURAL SEGMENT
Titan’s agricultural rims, wheels, tires, and undercarriage systems and components are manufactured for use on various agricultural equipment, including tractors, combines, skidders, plows, planters, and irrigation equipment, and are sold directly to OEMs and to the aftermarket through independent distributors, equipment dealers, and Titan’s distribution centers.  The wheels and rims range in diameter from nine inches to 54 inches, with the 54-inch diameter being the largest agricultural wheel manufactured in North America.  Basic configurations are combined with distinct variations (such as different centers and a wide range of material thickness) allowing the Company to offer a broad line of products to meet customer specifications. Titan’s agricultural tires range from approximately one foot to approximately seven feet in outside diameter and from five inches to 55 inches in width.  The Company offers the added value of delivering a complete wheel and tire assembly to OEM and aftermarket customers.

EARTHMOVING/CONSTRUCTION SEGMENT
The Company manufactures rims, wheels, tires, and undercarriage systems and components for various types of OTR earthmoving, mining, military, construction, and forestry equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, articulated dump trucks, load transporters, haul trucks, backhoe loaders, crawler tractors, lattice cranes, shovels, and hydraulic excavators.  The earthmoving/construction market is often referred to as OTR, an acronym for off-the-road.  The Company provides OEM and aftermarket customers with a broad range of earthmoving/construction wheels ranging in diameter from 15 inches to 63 inches and in weight from 125 pounds to 7,000 pounds.  The 63-inch diameter wheel is the largest manufactured in North America for the earthmoving/construction market. Titan’s earthmoving/construction tires range from approximately three feet to approximately 13 feet in outside diameter and in weight from 50 pounds to 12,500 pounds.  The Company offers the added value of wheel and tire assembly for certain applications in the earthmoving/construction segment.

CONSUMER SEGMENT
Titan manufactures bias truck tires in Latin America and light truck tires in Russia.  Titan also offers select products for ATVs, turf, and golf cart applications. This segment also includes sales that do not readily fall into the Company's other segments.

SEGMENT SALES

	Year ended December 31,
(Dollars in thousands)	2017		2016		2015
	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales
Agricultural	$690,238	47%	$583,324	46%	$651,804	47%
Earthmoving/construction	608,894	41%	524,289	41%	566,988	41%
Consumer	169,790	12%	157,884	13%	175,979	12%
	$1,468,922		$1,265,497		$1,394,771

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
The Company’s position as a manufacturer of both wheels and tires allows Titan to mount and deliver one of the largest selections of off-highway assemblies in North America. Titan offers this value-added service of one-stop solution for wheel and tire assemblies for the agricultural, earthmoving/construction, and consumer segments. Both standard and LSW assemblies are delivered as a single, complete unit based on each customer’s unique requirements.

•	Undercarriage Manufacturing Process
The undercarriage components (track groups, track and carrier rollers, idler assemblies, and sprockets) are all manufactured from steel and produced according to customer specifications.

All of the track groups produced by the Company are built from four major parts: shoes, right and left hand links, pins, and bushings. Shoes are manufactured from steel cast in the Company foundry or obtained from different shapes of hot rolled profiles (depending on application), sheared to length, and then heat treated for high wear bending and breaking resistance. Right and left hand links are hot forged, trimmed, mass heat treated, machined, and finally induction hardened on rail surface for optimal wear and fatigue resistance. Pins are made from round bars that are cut, machined, heat treated, and surface finished. Bushings are generally cold extruded, machined, mass heat treated, and finally carburized or induction hardened for wear resistance and optimal toughness.

The lifetime lubricated and maintenance-free track and carrier rollers are assembled with two major components: single or double flange roller shells (typically hot forged in halves, deep hardened, friction or arc welded, and finish machined with metallurgical characteristics depending upon size and application) and shafts (generally cut from bars or forged, mass heat treated, rough machined, induction hardened, and ground).

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

CAPITAL EXPENDITURES
Capital expenditures for 2017, 2016, and 2015 were $32.6 million, $41.9 million, and $48.4 million, respectively.  The capital expenditures in each year were used primarily for expanding capabilities, updating manufacturing equipment, and for further automation at the Company’s facilities.

PATENTS, TRADEMARKS, AND ROYALTIES
The Company owns various patents and trademarks and continues to apply for patent protection for new products.  Due to the difficult nature of predicting the interpretation of patent laws, the Company cannot anticipate or predict any material adverse effect on its operations, cash flows, or financial condition to the extent the Company is unable to protect its patents or should the Company be found to be infringing others' patents.

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements expire in 2025. The North American and Latin American farm tire royalties were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition. The Company also has a trademark license agreement with Goodyear to manufacture and sell certain non-farm tire products in Latin America under the Goodyear name.

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

SEASONALITY
Agricultural equipment sales are seasonal by nature.  Farmers generally order equipment to be delivered before the growing season.  Shipments to OEMs in the agricultural industry in the U.S. and Europe usually peak during the Company’s first and second quarters for the spring planting period, while shipments in Latin America usually peak during the Company's second and third quarters for the fall planting period.  Earthmoving/construction and consumer segments have historically experienced higher demand in the first and second quarters.  These segments are affected by mining, building, and economic conditions.

RESEARCH, DEVELOPMENT, AND ENGINEERING
The Company’s research, development, and engineering staff tests original designs and technologies and develops new manufacturing methods to improve product performance.  These services enhance the Company’s relationships with its customers. Titan's advantage as both a wheel and tire manufacturer allows the Company to design, test, and bring to market innovative solutions to meet the specific needs of its customers. For example, Titan has developed the LSW technology, featuring a larger rim diameter and a smaller sidewall than standard tires, which helps reduce power hop, road lope, soil compaction, and provides improved safety and performance. Research and development (R&D) expenses are expensed as incurred.  R&D costs were $10.3 million, $10.0 million, and $11.2 million for the years ending December 31, 2017, 2016, and 2015, respectively.

CUSTOMERS
Titan’s 10 largest customers accounted for 32% of net sales for the year ended December 31, 2017, and 34% for the year ended December 31, 2016.  Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction, and consumer segments combined represented 9% of the Company’s consolidated revenues for each of the years ended December 31, 2017 and 2016.  No other customer accounted for more than 7% of the Company’s net sales in 2017 or 2016.  Management believes the Company is not dependent on any single customer; however, certain products are dependent on a few customers.  While the loss of any substantial customer could impact Titan’s business, the Company believes that its diverse product mix and customer base should minimize a longer-term impact caused by any such loss.

ORDER BACKLOG
Titan estimates that, at January 31, 2018, it had $391 million in orders believed to be firm compared to $240 million at January 31, 2017.  The January 31, 2018, order amount included $109 million in the agricultural segment, $273 million in the earthmoving/construction segment, and $9 million in the consumer segment. The January 31, 2017, order amount included $81 million in the agricultural segment, $152 million in the earthmoving/construction segment, and $7 million in the consumer segment. The Company believes the above orders at January 31, 2018, will be filled during the current year. The Company does not believe that its backlog is material to, or a significant factor in, evaluating and understanding any of its business segments or its businesses considered as a whole.

INTERNATIONAL OPERATIONS
The Company operates manufacturing facilities in Latin America. The Latin American operations accounted for 19% of the Company's net sales for each of the years ended December 31, 2017 and 2016.

The Company operates facilities throughout Europe, which sell to OEM and aftermarket customers. The European operations accounted for 28% of the Company's net sales for each of the years ended December 31, 2017 and 2016.

The Company operates a manufacturing facility in Volgograd, Russia. The Russian operations accounted for 7% of the Company's net sales for each of the years ended December 31, 2017 and 2016.

EMPLOYEES
At December 31, 2017, the Company employed approximately 6,300 people worldwide, including approximately 4,300 located outside the United States.

At December 31, 2017, the employees at each of the Company's Bryan, Ohio; Freeport, Illinois; and Des Moines, Iowa facilities, which collectively account for approximately 41% of the Company’s U.S. employees, were covered by collective bargaining agreements which expire in November 2021.

Outside the United States, the Company enters into employment agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.

The Company believes it has a good relationship with the members of its workforce.

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

As of December 31, 2017, two of Titan’s subsidiaries were involved in litigation concerning environmental laws and regulations:

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

In June 2015, Titan Tire and Dico appealed the U.S. District Court’s order granting the EPA’s motion for summary judgment that found Dico and Titan Tire liable for civil penalties and response costs for violating CERCLA and Dico liable for civil penalties and punitive damages for violating an EPA Administrative Order.

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

The trial occurred in April 2017. On September 5, 2017, the District Court issued an order: (a) concluding Titan Tire and Dico arranged for the disposal of a hazardous substance in violation of 42 U.S.C. § 9607(a); (b) holding Titan Tire and Dico jointly and severally liable for $5.45 million in response costs previously incurred and reported by the United States relating to the alleged violation, including enforcement costs and attorney’s fees; and (c) awarding a declaratory judgment holding Titan Tire and Dico jointly and severally liable for all additional response costs previously incurred but not yet reported or to be incurred in the future, including enforcement costs and attorney’s fees. The District Court also held Dico liable for $5.45 million in punitive damages under 42 U.S.C. § 9607(c)(3) for violating a unilateral administrative order. The punitive damages award does not apply to Titan Tire. The Company accrued a contingent liability of $6.5 million, representing $5.45 million in costs incurred by the United States and $1.05 million of additional response costs, for this order.

Titan Tire and Dico are appealing the case to the United States Court of Appeals for the Eighth Circuit. The Notice of Appeal was filed on November 2, 2017, and an appeal bond was secured to stay the execution of any collection actions on the underlying judgment pending the outcome of the appeal.

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

The Company competes on the basis of price, quality, sales support, customer service, design capability, and delivery time.  The Company's position of manufacturing both the wheel and the tire allows us to provide innovative assembly solutions for our customers, creating a competitive advantage in the marketplace. The Company’s ability to compete with international competitors may be adversely affected by currency fluctuations.  Titan owns the molds and dies used to produce its wheels and tires. However, certain of the Company’s OEM customers could elect to manufacture their own products to meet their requirements or to otherwise compete with the Company.  There can be no assurance that the Company will not be adversely affected by increased competition in the markets in which it operates, or that competitors will not develop products that are more effective, less expensive, or otherwise render certain of Titan’s products less competitive.  From time to time, certain of the Company’s competitors have reduced their prices in particular product categories, which has prompted Titan to reduce prices as well.  There can be no assurance that competitors of the Company will not further reduce prices in the future or that any such reductions would not have a material adverse effect on the Company.

NEW YORK STOCK EXCHANGE CERTIFICATION
The Company submitted to the New York Stock Exchange during fiscal 2017 the Annual CEO Certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

ITEM 1A – RISK FACTORS

The Company is subject to various risks and uncertainties, including those described below, relating to or arising out of the nature of its business and general business, economic, financing, legal, and other factors or conditions that may affect the Company. Realization of any of the following risks could have a material adverse effect on Titan’s business, financial condition, cash flows, and results of operations and, in turn, the value of Titan securities. In addition, other risks not presently known or that the Company currently believes to be immaterial may also adversely affect Titan's business, financial condition, and results of operations, perhaps materially. The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those discussed or highlighted in these forward-looking statements. Before making an investment decision with respect to any of Titan securities, you should carefully consider the following risks and uncertainties described below and elsewhere in this annual report.

•	The Company is exposed to price fluctuations of key commodities.
The Company uses various raw materials, most significantly steel and rubber, in manufacturing its products across all of its market segments. The Company does not generally enter into long-term commodity contracts and does not use derivative commodity instruments to hedge exposures to commodity market price fluctuations.  Therefore, the Company is exposed to price fluctuations of key commodities.  Although the Company attempts to pass on certain material price increases to its customers, there is no assurance that the Company will be able to do so in the future.  Any increase in the price of steel and rubber that is not passed on to customers could result in declining margins and have a material adverse effect on Titan’s financial condition and results of operations.

•	The Company relies on a limited number of suppliers.
The Company currently relies on a limited number of suppliers for certain key commodities, which consist primarily of steel and rubber, in the manufacturing of Titan products.  If the Company’s suppliers are unable to provide raw materials to Titan in a timely manner, or are unable to meet our quality, quantity or cost requirements, the Company may not in all cases be able to promptly obtain substitute sources. Any extended delay in receiving critical materials could impair Titan’s ability to deliver products to its customers. The loss of key suppliers, the inability to establish relationships with replacement suppliers, or the inability of Titan's suppliers to meet price, quality, quantity, and delivery requirements could have a significant adverse impact on the Company’s results of operations.

•	The Company’s revolving credit facility and other debt obligations contain covenants that could limit how the Company conducts its business.
The Company’s revolving credit facility and other debt obligations contain covenants and restrictions.  These covenants and restrictions could limit Titan’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends, or to take advantage of business opportunities, including future acquisitions.  The failure to meet or otherwise comply with these items could result in the Company ultimately being in default. Titan’s ability to comply with the covenants may be affected by events beyond its control, including prevailing economic, financial, and industry conditions.

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
The agricultural, earthmoving/construction, and recreational industries are seasonal, with typically lower sales during the second half of the year.  This seasonality in demand has resulted in fluctuations in the Company’s revenues and operating results.  Because much of Titan’s overhead expenses are fixed, seasonal trends can cause volatility in profit margins and Titan's financial condition, especially during slower periods.

•	The Company’s customer base is relatively concentrated.
The Company’s ten largest customers, which are primarily original equipment manufacturers (OEMs), accounted for 32% of Titan’s net sales for 2017.  Net sales to Deere & Company represented 9% of total 2017 net sales.  No other customer accounted for more than 7% of Titan's net sales in 2017.  As a result, Titan’s business could be adversely affected if one of its larger customers reduces, or otherwise eliminates in full, its purchases from Titan due to work stoppages or slow-downs, financial difficulties, as a result of termination provisions, competitive pricing, or other reasons.  There is also continuing pressure from OEMs to reduce costs, including the cost of products and services purchased from outside suppliers such as Titan, and in that regard OEMs may develop in-house tire and wheel capabilities.  There can be no assurance that Titan will be able to maintain its long-term relationships with its major customers.  Any failure to maintain the Company’s relationship with a leading customer could have an adverse effect on results of operations.

•	The Company may be adversely affected by changes in government regulations and policies.
Domestic and foreign political developments and government regulations and policies directly affect the agricultural, earthmoving/construction, and consumer products industries in the United States and abroad. Regulations and policies in the agricultural industry include those encouraging farm acreage reduction in the United States and granting ethanol subsidies. Regulations and policies relating to the earthmoving/construction industry include those relating to the construction of roads, bridges, and other items of infrastructure. The modification of existing laws, regulations, or policies, or the adoption of new laws, regulations, or policies could have an adverse effect on any one or more of these industries and, therefore, on Titan’s business.

•	The Company is subject to corporate governance requirements, and costs related to compliance with, or failure to comply with, existing and future requirements could adversely affect Titan’s business.
The Company is subject to corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations of the Securities and Exchange Commission (SEC), the Public Company Accounting Oversight Board (PCAOB), and the New York Stock Exchange (NYSE). These laws, rules, and regulations continue to evolve and may become increasingly restrictive in the future. Failure to comply with these laws, rules, and regulations may have a material adverse effect on Titan’s reputation, financial condition, and the value of the Company’s securities.

•	The Company is subject to risks associated with maintaining adequate disclosure controls and internal controls over financial reporting.
Failure to maintain adequate financial and management processes and controls could affect the accuracy and timing of the Company's financial reporting. Testing and maintaining internal control over financial reporting involves significant costs and could divert management's attention from other matters that are important to Titan's business. If the Company does not maintain adequate financial and management personnel, processes, and controls, it may not be able to accurately report its financial performance on a timely basis, which could have a material adverse effect on the confidence in its financial reporting, its credibility in the marketplace, and the trading price of Titan's common stock.

•	The Company faces substantial competition from domestic and international companies.
The Company competes with several domestic and international competitors, some of which are larger and have greater financial and marketing resources than Titan.  Titan competes on the basis of price, quality, sales support, customer service, design capability, and delivery time.  The Company’s ability to compete with international competitors may be adversely affected by currency fluctuations.  In addition, certain OEM customers could elect to manufacture certain products to meet their own requirements or to otherwise compete with Titan. The success of the Company's business depends in large part on its ability to provide comprehensive wheel and tire assemblies to its customers. The development or enhancement by Titan's competitors of similar capabilities could adversely affect its business.

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
Titan faces intense competition from producers both in the United States and around the world, some of which may engage in unfair trade practices.  For example, in early January 2016, Titan, along with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Worker International Union, AFL-CIO, CLC of Pittsburgh, Pennsylvania, filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that imported off-the-road tires from India and Sri Lanka and wheel and tire assemblies from China were being dumped and/or subsidized and were a cause of material injury to the domestic industry. Unfair trade may have a material adverse effect on Titan's business.

•	The Company could be negatively impacted if Titan fails to maintain satisfactory labor relations.
Titan is party to collective bargaining agreements covering a portion of the Company's workforce. If Titan is unable to maintain satisfactory labor relations with its employees covered by collective bargaining agreements, these employees could engage in strikes, or the Company may otherwise experience work slowdowns or be subject to other labor actions. Any such actions, and any other labor disputes with the Company’s employees domestically or internationally, could materially disrupt its operations. Future collective bargaining agreements may impose significant additional costs on Titan, which could adversely affect its financial condition and results of operations.

•	Unfavorable outcomes of legal proceedings could adversely affect results of operations.
On September 5, 2017, the United States District Court for the Southern District of Iowa issued an order in an action brought by the United States of America on behalf of the EPA: (a) concluding Titan Tire and Dico arranged for the disposal of a hazardous substance; (b) holding Titan Tire and Dico jointly and severally liable for $5.45 million in response costs previously incurred and reported by the United States relating to the alleged violation; and (c) awarding a declaratory judgment holding Titan Tire and Dico jointly and severally liable for all additional response costs previously incurred but not yet reported or to be incurred in the future. The District Court also held Dico liable for $5.45 million in punitive damages for violating a unilateral administrative order. The punitive damages award does not apply to Titan Tire. The Company accrued a contingent liability of $6.5 million for this order in the quarter ended September 30, 2017. Titan Tire and Dico are appealing the case to the United States Court of Appeals for the Eighth Circuit. The Notice of Appeal was filed on November 2, 2017, and an appeal bond was secured to stay the execution of any collections actions on the underlying judgment pending the outcome of the appeal.

In addition, the Company is a party to routine legal proceedings arising out of the normal course of business.  Due to the difficult nature of predicting unresolved and future legal claims, the Company cannot anticipate or predict any material adverse effect on its consolidated financial condition, results of operations, or cash flows as a result of efforts to comply with, or its liabilities pertaining to, legal judgments. Any adverse outcome in any litigation involving Titan or any of its subsidiaries could negatively affect the Company's business, reputation, and financial condition.

•	Acquisitions/divestitures may require significant resources and/or result in significant losses, costs, or liabilities.
Any future acquisitions or divestitures will depend on the Company’s ability to identify suitable opportunities, to negotiate acceptable terms, and to finance acquisitions. Titan will also face competition for suitable acquisition candidates, which may increase costs. In addition, acquisitions and divestitures require significant managerial attention, which may be diverted from current operations. Furthermore, acquisitions and divestitures of businesses or facilities entail a number of additional risks, including:

-   problems with effective integration or separation of operations, including challenges in implementing uniform standards, controls, procedures, and policies throughout an acquired business;

- potential disruption of the Company's ongoing business and the distraction of management from its day-to-day operations;

-   the inability to maintain key customer, supplier, and employee relationships;

-   the potential that expected benefits or synergies are not realized to the extent anticipated, or at all, and operating costs increase; and

-   exposure to unanticipated liabilities.

International acquisitions or divestitures may be more complex and time consuming. Also, international acquisitions and divestitures may include a number of additional risks, including the integration of acquisitions or separation of divestitures in compliance with foreign laws and regulations and business and accounting systems.

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
The Company had total aggregate net sales outside the United States of approximately $826.2 million, $707.2 million, and $750.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. Net sales outside the United States have become a significant proportion of total net sales, accounting for 56%, 56%, and 54% for the years ending December 31, 2017, 2016, and 2015, respectively. Net sales from these international operations are expected to continue to represent a similar portion of total net sales for the foreseeable future.

International Operations and Sales – International operations and sales are subject to a number of special risks, including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of markets, and restrictive actions by foreign governments (such as restrictions on transfer of funds, export duties, and quotas and foreign customs).  Other risks include changes in foreign laws regarding trade and investment; difficulties in obtaining distribution and support; nationalization; reforms of United States laws and policies affecting trade, foreign investment, and loans; and changes in foreign tax and other laws.  There may also be restrictions on the Company's ability to repatriate earnings and investments from international operations. There can be no assurance that one or a combination of these factors will not have a material adverse effect on the Company’s ability to increase or maintain its international sales.

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
The Company has international operations and must comply with anti-corruption laws and regulations including the U.S. Foreign Corrupt Practices Act (FCPA). These anti-bribery laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value for the purpose of obtaining or retaining business. The FCPA prohibits these payments regardless of local customs and practices. Safeguards that Titan may implement to discourage these practices could prove to be ineffective, and violations of these laws may result in criminal or civil sanctions or other liabilities or proceedings against Titan and could adversely affect the Company's business and reputation.

•	The Company may be subject to product liability and warranty claims.
The Company warrants its products to be free of certain defects and, accordingly, may be subject, in the ordinary course of business, to product liability or product warranty claims.  Losses may result or be alleged to result from defects in Titan products, which could subject the Company to claims for damages, including consequential damages.  There can be no assurance that the Company's insurance coverage will be adequate for liabilities actually incurred or that adequate insurance will be available on terms acceptable to the Company. Any claims relating to defective products that result in liability exceeding Titan’s insurance coverage could have a material adverse effect on Titan's financial condition and results of operations. Further, claims of defects could result in negative publicity against Titan, which could adversely affect the Company’s business and reputation.

•	The Company has incurred, and may incur in the future, net losses.
The Company reported a loss before income taxes of $52.9 million, $36.5 million, and $55.1 million for the years ended December 31, 2017, 2016, and 2015, respectively, and may incur losses in the future. There is no guarantee the Company will be profitable in the future.

•	The Company may be adversely affected by a disruption in, or failure of, information technology systems.
The Company relies upon information technology systems, some of which are managed by third parties, to process, transmit, and store electronic information. Technology systems are used in a variety of business processes and activities, including purchasing, manufacturing, distribution, invoicing, and financial reporting. The Company utilizes security measures and business continuity plans to prevent, detect, and remediate damage from computer viruses, natural disasters, unauthorized access (whether through cybersecurity attacks or otherwise), utility failures, and other similar disruptions. Despite Titan's security measures and plans, a security breach or information technology system failure may disrupt and adversely affect the Company's operations and there can be no assurance that any such security measures or plans will be sufficient to mitigate all potential risks to Titan's systems, networks, and information. A significant theft, loss, or fraudulent use of customer or employee information could adversely impact the Company's reputation and could result in unauthorized release of confidential or otherwise protected information, significant costs, fines, and litigation, including with respect to enhanced cybersecurity protection and remediation costs.

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
The Company’s operations are subject to federal, state, local, and foreign laws and regulations governing, among other things, emissions to air, discharge to waters, and the generation, handling, storage, transportation, treatment, and disposal of waste and other materials.  The Company’s operations entail risks in these areas, and there can be no assurance that Titan will not incur material costs or liabilities.  In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations, or requirements that may be adopted or imposed in the future. Titan’s customers may also be affected by environmental laws and regulations that may impact future purchases of the Company's products.

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
The Company's business activities involve substantial investments in manufacturing facilities and products are produced at a limited number of locations. These facilities could be materially damaged, including as a result of natural disasters, such as fires, floods, tornadoes, hurricanes, and earthquakes, or by sabotage. The Company could incur uninsured losses and liabilities arising from such events, as well as damage to its reputation, and/or suffer material losses in operational capacity and efficiency, which could have a material adverse impact on Titan's business, financial condition, and results of operations.

•	The Company's redeemable noncontrolling interest includes a settlement put option which may be settled with cash or Titan common stock.
The Company's redeemable noncontrolling interest in Voltyre-Prom includes a settlement put option which is exercisable during a six-month period beginning July 9, 2018. The redeemable noncontrolling interest may be purchased, with cash or Titan common stock, at an amount set by the Shareholder's Agreement, which is estimated to be approximately $117 million to $122 million, if exercised in full.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

The Company’s properties with total square footage above one million are detailed by the location, size, and focus of each facility as provided in the table below (amounts in thousands):

	Approximate square footage
Location	Owned	Leased	Use	Segment
Volzhsky, Russia	2,153		Manufacturing, distribution	All segments
Union City, Tennessee	2,149		Manufacturing, distribution	All segments
Des Moines, Iowa	1,930		Manufacturing, distribution	All segments
Sao Paulo, Brazil	1,282		Manufacturing, distribution	All segments
Quincy, Illinois	1,209		Manufacturing, distribution	All segments
Freeport, Illinois	1,202		Manufacturing, distribution	All segments

The Company’s total properties by continent are detailed by the location, size, and focus as provided in the table below (amounts in thousands):

	Approximate square footage
Location	Owned	Leased	Use	Segment
North America	8,704	535	Manufacturing, distribution	All segments
Europe	3,918	16	Manufacturing, distribution	All segments
South America	1,434	74	Manufacturing, distribution	All segments
Australia		1,453	Manufacturing, distribution	All segments
Asia	646	269	Manufacturing, distribution	All segments

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

Presently, Titan is engaged in the following material legal proceeding:

In early January 2016, Titan, along with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Worker International Union, AFL-CIO, CLC of Pittsburgh, Pennsylvania, filed petitions with the DOC and the ITC alleging that imported off-the-road tires from India and Sri Lanka and wheel and tire assemblies from China were being dumped and/or subsidized and were a cause of material injury to the domestic industry.  Both the DOC and the ITC initiated investigations against India and Sri Lanka, but the ITC did not recommend pursuing the investigation into wheel and tire assemblies from China.  On January 4, 2017, the DOC made a final affirmative determination in both the Indian and Sri Lankan countervailing duty cases, and subsequently made an amended affirmative final determination of dumping on imports from India for all but one company. Also on January 4, 2017, the ITC conducted the final injury hearing on Titan and the United Steel Workers’ petitions. In February 2017, the ITC determined, by unanimous vote, that the domestic industry producing certain off-the-road tires was materially injured by reason of subsidized imports from India and Sri Lanka and "dumped" imports from India. On March 9, 2017, countervailing duty orders on imports of off-the-road tires from India and Sri Lanka and an anti-dumping duty order on such tires from India (with the exception of imports from one company) were published in the Federal Register by the DOC. Following the ITC's February 28, 2017, determination, importers of products covered by the DOC's countervailing duty orders and antidumping order are required to post cash deposits equal to the countervailing duty amounts identified in the orders.

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

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol TWI.  As of February 15, 2018, there were approximately 350 holders of record of Titan common stock.  The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE, as well as information concerning per share dividends declared for the periods indicated.

2017	High	Low	Dividends Declared
First quarter	$14.23	$9.21	$0.005
Second quarter	12.23	8.52	0.005
Third quarter	13.00	7.97	0.005
Fourth quarter	13.35	9.33	0.005
2016
First quarter	$6.32	$2.50	$0.005
Second quarter	7.50	4.80	0.005
Third quarter	10.19	5.97	0.005
Fourth quarter	12.14	8.82	0.005

PERFORMANCE COMPARISON GRAPH
The performance graph below compares cumulative total return on the Company’s common stock over the past five years against the cumulative total return of the Standard & Poor’s 600 Agricultural & Farm Machinery Index, and against the Standard & Poor’s 500 Stock Index.  The graph depicts the value on December 31, 2017, of a $100 investment made on December 31, 2012, in Company common stock and each of the other two indices, with all dividends reinvested.  The stock price performance reflected below is based on historical results and is not necessarily indicative of future stock price performance.

The performance graph is not deemed to be “soliciting material” or to be “filed” with the SEC for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Titan under the Securities Act of 1933 or the Exchange Act.

	Fiscal Year Ended December 31,
	2012	2013	2014	2015	2016	2017
Titan International, Inc.	$100.00	$82.88	$49.07	$18.24	$52.04	$59.90
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
S&P 600 Agricultural & Farm Machinery Index (a)	100.00	125.10	116.41	109.87	150.56	178.93
(a) The S&P 600 Agricultural & Farm Machinery index was created March 2014. The index data above reflects the old S&P 600 Construction & Farm Machinery & Heavy Trucks index from 12/31/12 - 2/28/14 and the new S&P 600 Agricultural & Farm Machinery index from 3/31/14 - forward.

ITEM 6 – SELECTED FINANCIAL DATA

The selected financial data presented below, as of and for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, are derived from the Company’s consolidated financial statements, as audited by Grant Thornton LLP, an independent registered public accounting firm, for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, and should be read in conjunction with the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and notes thereto.

(All amounts in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Net sales	$1,468,922	$1,265,497	$1,394,771	$1,895,527	$2,163,595
Asset impairment and inventory write-down	9,917	—	—	39,932	—
Gross profit	158,278	138,864	134,743	141,778	292,946
Non-cash goodwill impairment charge	—	—	—	36,571	—
Income (loss) from operations	(13,184)	(24,951)	(27,345)	(96,490)	100,151
Loss on senior note repurchase	(18,646)	—	—	—	(22,734)
Gain on earthquake insurance recovery	—	—	—	—	22,451
Income (loss) before income taxes	(52,876)	(36,474)	(55,072)	(151,109)	52,490
Net income (loss)	(64,079)	(39,755)	(89,828)	(129,705)	28,264
Net loss attributable to noncontrolling interests	(4,037)	(2,150)	(14,654)	(49,964)	(5,518)
Net income (loss) attributable to Titan	(60,042)	(37,605)	(75,174)	(79,741)	33,782
Net income (loss) per share – basic	(1.12)	(.87)	(1.73)	(2.41)	.64
Net income (loss) per share – diluted	(1.12)	(.87)	(1.73)	(2.41)	.61
Dividends declared per common share	0.02	0.02	0.02	0.02	0.02

(All amounts in thousands)	As of December 31,
	2017	2016	2015	2014	2013
Working capital	$410,271	$363,077	$446,467	$540,478	$626,692
Current assets	783,193	729,181	716,564	842,034	1,013,263
Total assets	1,290,112	1,265,896	1,276,793	1,501,828	1,826,616
Long-term debt (a)	407,171	408,760	475,443	496,503	497,694
Total equity	310,084	292,879	351,246	524,970	714,266

(a)	Excludes amounts due within one year and classified as a current liability.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS
Management’s discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of these financial statements with a narrative from the perspective of the management of Titan International, Inc. (together with its subsidiaries, Titan, or the Company) on Titan’s financial condition, results of operations, liquidity, and other factors which may affect the Company’s future results. You should read the following discussion and analysis in conjunction with "Item 6. Selected Financial Data" and our consolidated financial statements and related notes in "Item 8. Financial Statements and Supplementary Data." The following discussion includes forward-looking statements about our business, financial condition, and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs, and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements” and "Item 1A. Risk Factors."

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

The Company’s major OEM customers include large manufacturers of off-highway equipment such as AGCO Corporation, Caterpillar Inc., CNH Global N.V., Deere & Company, Kubota Corporation, and Liebherr, in addition to many other off-highway equipment manufacturers.  The Company distributes products to OEMs, independent and OEM-affiliated dealers, and through a network of distribution facilities.

The following table provides highlights for the year ended December 31, 2017, compared to the year ended December 31, 2016 (amounts in thousands, except per share data):

	2017	2016	% Increase (Decrease)
Net sales	$1,468,922	$1,265,497	16%
Gross profit	158,278	138,864	14%
Loss from operations	(13,184)	(24,951)	47%
Net loss	(64,079)	(39,755)	(61)%
Basic earnings per share	(1.12)	(0.87)	(29)%

The Company recorded net sales of $1,468.9 million for 2017, which were 16% higher than 2016 net sales of $1,265.5 million, primarily as a result of an increase in net sales volume in all segments. Overall net sales volume was up 12% with higher volume across all segments and geographies. Favorable currency translations increased net sales by 3% and favorable changes in price/mix contributed another 1% increase to net sales.

The Company's gross profit was $158.3 million, or 10.8% of net sales, for 2017, compared to $138.9 million, or 11.0% of net sales, for 2016. Excluding the asset impairment, gross profit for 2017 would have been $168.2 million, or 11.5% of net sales. After the adjusting for the asset impairment, gross profit as a percent of net sales improved from manufacturing efficiencies and plant capacity utilization driven by higher net sales volumes.

The Company’s loss from operations was $13.2 million for 2017, compared to loss of $25.0 million for 2016.  Titan’s net loss was $64.1 million for 2017, compared to loss of $39.8 million for 2016.  Basic earnings per share was $(1.12) in 2017, compared to basic earnings per share of $(0.87) in 2016. The decrease in loss from operations is primarily due to improved gross profit slightly offset by non-recurring legal and professional fees and contingent liabilities recorded in 2017. The increase in net loss is primarily driven from the one-time loss on repurchasing Titan's senior secured notes due 2020 of $18.6 million, an unfavorable change in foreign currency of $10.5 million, and higher tax provision of $7.9 million compared to 2016.

SUMMARY OF RESULTS OF OPERATIONS
The following table sets forth the Company’s statement of operations expressed as a percentage of net sales for the periods indicated.  This table and subsequent discussions should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included elsewhere in this annual report.

	As a Percentage of Net Sales Year ended December 31,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	88.5	89.0	90.3
Asset impairment	0.7	—	—
Gross profit	10.8	11.0	9.7
Selling, general and administrative expenses	10.3	11.5	10.1
Research and development	0.7	0.8	0.8
Royalty expense	0.7	0.7	0.8
Loss from operations	(0.9)	(2.0)	(2.0)
Interest expense	(2.1)	(2.6)	(2.4)
Loss on senior note repurchase	(1.3)	—	—
Foreign exchange gain (loss)	(0.1)	0.7	(0.3)
Other income	0.8	1.0	0.8
Loss before income taxes	(3.6)	(2.9)	(3.9)
Income tax provision	0.8	0.3	2.5
Net loss	(4.4)%	(3.2)%	(6.4)%
Net loss attributable to noncontrolling interests	(0.3)	(0.2)	(1.1)
Net loss attributable to Titan	(4.1)%	(3.0)%	(5.3)%

In addition, the following table sets forth components of the Company’s net sales classified by segment (amounts in thousands):

	2017	2016	2015
Agricultural	$690,238	$583,324	$651,804
Earthmoving/construction	608,894	524,289	566,988
Consumer	169,790	157,884	175,979
Total	$1,468,922	$1,265,497	$1,394,771

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

Inventories
Inventories are valued at the lower of cost or net realizable value. Net realizable value is estimated based on current selling prices. Inventory costs are calculated using the first in, first out (FIFO) method or average cost method. Estimated provisions are established for slow-moving and obsolete inventory.

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
Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates, and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements, and obligations.  The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries.  For more information concerning these obligations, see “Pensions” below and Note 22 to the Company’s financial statements.

The effect of hypothetical changes to selected assumptions on the Company’s frozen pension benefit obligations would be as follows (amounts in thousands):

		December 31, 2017		2018
Assumptions	Percentage Change	Increase (Decrease) PBO (a)	Increase (Decrease) Equity	Increase (Decrease) Expense
Pension
Discount rate	+/-5	$(5,684)/$6,183	$5,684/$(6,183)	$(219)/$123
Expected return on assets	+/-5			$(396)/$396

(a)	Projected benefit obligation (PBO) for pension plans.

Product Warranties
The Company provides limited warranties on workmanship on its products in all market segments. The majority of the Company's products are subject to a limited warranty that ranges between less than one year and ten years, with certain product warranties being prorated after the first year. Actual warranty experience may differ from historical experience. The Company calculates an estimated warranty liability based on past warranty experience and the sales of products subject to that experience. The Company records warranty expense based on warranty payments made and changes to the estimated warranty liability. The Company's warranty liability was $18.6 million at December 31, 2017, and $17.9 million at December 31, 2016. The Company recorded warranty expense of $9.0 million for the year ended December 31, 2017, and $7.5 million for the year ended December 31, 2016. The Company's estimated warranty liability and expense increased primarily as the result of higher net sales of product with historical warranty experience.

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

FISCAL YEAR ENDED DECEMBER 31, 2017, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2016

RESULTS OF OPERATIONS

Highlights for the year ended December 31, 2017, compared to 2016 (amounts in thousands):

	2017	2016	% Increase
Net sales	$1,468,922	$1,265,497	16%
Cost of sales	1,300,727	1,126,633	15%
Asset impairment	9,917	—	n/a
Gross profit	158,278	138,864	14%
Gross profit percentage	10.8%	11.0%

Net Sales
Net sales for the year ended December 31, 2017, were $1,468.9 million, compared to $1,265.5 million for the year ended December 31, 2016, an increase of 16%, primarily resulting from an increase in net sales volume in all segments. Overall net sales volume was up 12% with higher volume across all segments and geographies. Favorable currency translations increased net sales by 3% and favorable changes in price/mix contributed another 1% increase to net sales.

Cost of Sales, Asset Impairment, and Gross Profit
Cost of sales was $1,300.7 million for the year ended December 31, 2017, compared to $1,126.6 million for 2016. Gross profit for 2017 was $158.3 million, or 10.8% of net sales, compared to $138.9 million, or 11.0% of net sales, for 2016. In the fourth quarter of 2017, the Company recorded an asset impairment of $9.9 million related to a fire at one of its subsidiaries (see Note 18 to the Company's consolidated financial statements). Excluding the asset impairment, gross profit for 2017 would have been $168.2 million, or 11.5% of net sales.

After the adjusting for the asset impairment, gross profit as a percent of net sales improved from manufacturing efficiencies and plant capacity utilization driven by higher net sales volumes. These efficiencies were partially offset by timing of passing higher raw material costs to customers in the first half of 2017.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the year ended December 31, 2017, were $150.7 million, or 10.3% of net sales, up 4% compared to $145.0 million, or 11.5% of net sales, for 2016.  The increase in SG&A expenses was driven by non-recurring legal fees and an accrued contingent liability of $6.5 million for a legal judgment in 2017. After adjusting for the accrued liability (see Note 24 to the Company's condensed consolidated financial statements), SG&A expenses for 2017 would have been 9.8% of net sales.

Research and Development Expenses
Research and development (R&D) expenses for the year ended December 31, 2017, were $10.3 million, or 0.7% of net sales, compared to $10.0 million, or 0.8% of net sales, for 2016.

Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements expire in 2025. Royalties attributable to sales of farm tires in North America and Latin America were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition. The Company also has a trademark license agreement with Goodyear to manufacture and sell certain non-farm tire products in Latin America which expires in June 2019. Royalty expenses for the year ended December 31, 2017, were $10.5 million, compared to $8.9 million for 2016.

Loss from Operations
Loss from operations for the year ended December 31, 2017, was $13.2 million, or 0.9% of net sales, compared to loss of $25.0 million, or 2.0% of net sales, for 2016.  This improvement was the net result of the items previously discussed.

Interest Expense
Interest expense for 2017 was $30.2 million, compared to $32.5 million for 2016.  The 7% decrease in interest expense was primarily due to the January 2017 conversion of the Company's 5.625% convertible senior subordinated notes.

Loss on Senior Note Repurchase
Loss on senior note repurchase was $18.6 million for 2017. The loss was in connection to the Company completing a tender offer settlement and redemption of all of its outstanding $400.0 million principal amount of Titan's 6.875% senior secured notes due 2020.

Foreign Exchange Gain (Loss)
Foreign currency loss was $2.0 million for the year ended December 31, 2017, compared to a gain of $8.6 million for the year ended December 31, 2016. Foreign currency loss in 2017 and gain in 2016 primarily reflects the translation of intercompany loans at certain foreign subsidiaries denominated in currencies other than their functional currencies. Since such loans are expected to be settled in cash at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates. The U.S. dollar weakened through most of 2017 while remaining mixed in 2016 across currencies in which Titan operates. The Company uses derivative financial instruments on such intercompany loans as well as other actions taken to reduce foreign exchange exposures.

Other Income
Other income was $11.1 million for the year ended December 31, 2017, as compared to other income of $12.5 million for 2016.  The major items included in 2017 were: Wheels India Limited equity income of $3.6 million; interest income of $3.4 million; building rental income of $2.4 million; discount amortization on prepaid royalty of $0.9 million; all of which were partially offset by a loss on sale of assets of $0.7 million.

The major items included in 2016 were: interest income of $3.2 million; Wheels India Limited equity income of $3.0 million; gain on sale of assets of $2.3 million; building rental income of $2.1 million; and discount amortization on prepaid royalty of $1.5 million.

Provision for Income Taxes
The Company recorded tax expense for income taxes of $11.2 million in 2017, compared to income tax expense of $3.3 million in 2016. The Company's effective tax rate was (21.2)% in 2017 and (9.0)% in 2016. The Company’s 2017 income tax expense and rate differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of an increase in the valuation allowance against deferred tax assets partially offset by tax rate change due to the Tax Cuts and Jobs Act. The Company's 2016 income tax expense and rate differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of an increase in the valuation allowance against deferred tax assets partially offset by tax rates in foreign jurisdictions where the statutory rate is less than 35%.

Net Loss
Net loss for the year ended December 31, 2017, was $64.1 million, compared to net loss of $39.8 million for 2016. Basic earnings per share was $(1.12) for the year ended December 31, 2017, as compared to $(0.87) for 2016. Diluted earnings per share was $(1.12) for the year ended December 31, 2017, as compared to $(0.87) for 2016. The Company's higher net loss and lower earnings per share were due to the items previously discussed.

SEGMENT INFORMATION

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	2017	2016	% Increase
Net sales	$690,238	$583,324	18%
Gross profit	84,907	75,485	12%
Income from operations	49,612	41,153	21%

Net sales in the agricultural market were $690.2 million for the year ended December 31, 2017, as compared to $583.3 million for 2016, an increase of 18%. Higher agricultural net sales volume increased net sales by 13% with favorable currency translation contributing 3% and favorable price/mix contributing an additional 2%.

Gross profit in the agricultural market was $84.9 million, or 12.3% of net sales, for 2017, as compared to $75.5 million, or 12.9% of net sales, for 2016.  Income from operations in the agricultural market was $49.6 million for the year 2017, as compared to $41.2 million for 2016.  Increased net sales volume drove the overall increase in gross profit. However, the inability to immediately pass on the sharp increase of raw material costs negatively impacted gross profit in the first half of 2017.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):

	2017	2016	% Increase
Net sales	$608,894	$524,289	16%
Gross profit	48,331	45,885	5%
Income from operations	803	3,232	(75)%

The Company's earthmoving/construction market net sales were $608.9 million for the year ended December 31, 2017, compared to $524.3 million for 2016, an increase of 16%. The increase in earthmoving/construction net sales was driven by increased volume which increased net sales by 13% and favorable price/mix which increased net sales an additional 2%. Favorable currency translation contributed an additional 1% of net sales.

Gross profit in the earthmoving/construction market was $48.3 million, or 7.9% of net sales, for the year 2017, as compared to $45.9 million, or 8.8% of net sales, for 2016. The Company's earthmoving/construction market income from operations was $0.8 million for the year 2017, as compared to $3.2 million for 2016. In the fourth quarter of 2017, the Company recorded an asset impairment of $9.9 million related to a fire at one of its subsidiaries. Excluding the asset impairment, gross profit or 2017 would have been $58.2 million, or 9.6% of net sales, and income from operations would have been $10.7 million. After adjusting for the asset impairment, the increase in gross profit and income from operations is primarily driven by our strategy to increase aftermarket sales.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	2017	2016	% Increase
Net sales	$169,790	$157,884	8%
Gross profit	25,040	17,494	43%
Income from operations	11,231	2,762	307%

Consumer market net sales were $169.8 million for the year ended December 31, 2017, compared to $157.9 million for 2016, an increase of 8%.  The increase in consumer net sales was primarily from favorable currency translation contributing 6% of net sales. Increased volume and favorable price/mix each contributed an additional 1% of net sales.

Gross profit from the consumer market was $25.0 million for 2017, or 14.7% of net sales, compared to $17.5 million, or 11.1% of net sales, for 2016.  Consumer market income from operations was $11.2 million for 2017, as compared to $2.8 million for 2016. Margins improved overall due to both geographic and product mix.

Segment Summary (Amounts in thousands)

2017	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$690,238	$608,894	$169,790	$—	$1,468,922
Gross profit	84,907	48,331	25,040	—	158,278
Income (loss) from operations	49,612	803	11,231	(74,830)	(13,184)
2016
Net sales	$583,324	$524,289	$157,884	$—	$1,265,497
Gross profit	75,485	45,885	17,494	—	138,864
Income (loss) from operations	41,153	3,232	2,762	(72,098)	(24,951)

Corporate & Unallocated Expenses
Income from operations on a segment basis does not include corporate expenses totaling $74.8 million for the year ended December 31, 2017, up 4% compared to $72.1 million for 2016. Corporate expenses were composed of selling and marketing expenses of approximately $27 million and $28 million for the years ended December 31, 2017 and 2016, respectively, and administrative expenses of approximately $48 million and $44 million for the years ended December 31, 2017 and 2016, respectively. The increase is due to non-recurring legal and professional fees and a contingent liability of $6.5 million.

FISCAL YEAR ENDED DECEMBER 31, 2016, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2015

RESULTS OF OPERATIONS

Highlights for the year ended December 31, 2016, compared to 2015 (amounts in thousands):

	2016	2015	% Increase / Decrease
Net sales	$1,265,497	$1,394,771	(9)%
Cost of sales	1,126,633	1,260,028	(11)%
Gross profit	138,864	134,743	3%
Gross profit percentage	11.0%	9.7%

Net Sales
Net sales for the year ended December 31, 2016, were $1,265.5 million, compared to $1,394.8 million for the year ended December 31, 2015, a decrease of 9%. Net sales declined across all reported segments. Net sales volume was down 5% as both the agricultural and earthmoving/construction segments remained in cyclical downturns. The consumer segment was affected by the Company's exit from various low-margin supply agreements and declines in high-speed brake sales to China. Unfavorable currency translation negatively affected net sales by 2% and net sales decreased an additional 2% due to a reduction in price/mix.

Cost of Sales and Gross Profit
Cost of sales was $1,126.6 million for the year ended December 31, 2016, compared to $1,260.0 million for 2015. Gross profit for 2016 was $138.9 million, or 11.0% of net sales, compared to $134.7 million, or 9.7% of net sales, for 2015.

Even as net sales continued to decline in 2016, gross margin improved as a result of the Company's continued implementation of the Business Improvement Framework which began in 2014. Gross margin in 2016 was 11.0% compared to 9.7% in 2015 as initiatives established under the Business Improvement Framework helped to drive increased productivity, reduce expenditures, lower material costs, improve quality, lower warranty costs, and optimize pricing.

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

Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Royalties attributable to sales of farm tires in North America and Latin America were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition. The Company also has a trademark license agreement with Goodyear to manufacture and sell certain non-farm tire products in Latin America. Royalty expenses for the year ended December 31, 2016, were $8.9 million, compared to $10.5 million for 2015.

Loss from Operations
Loss from operations for the year ended December 31, 2016, was $25.0 million, or 2.0% of net sales, compared to loss of $27.3 million, or 2.0% of net sales, for 2015.  This improvement was the net result of the items previously discussed.

Interest Expense
Interest expense for 2016 was $32.5 million, compared to $34.0 million for 2015.

Foreign Exchange Gain (Loss)
Foreign currency gain was $8.6 million for the year ended December 31, 2016, compared to a loss of $4.8 million for the year ended December 31, 2015. Foreign currency gain in 2016 and loss in 2015 primarily reflects the translation of intercompany loans at certain foreign subsidiaries denominated in currencies other than their functional currencies. Since such loans are expected to be settled in cash at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates. The strength of the U.S. dollar was mixed in 2016 across currencies in which Titan operates while it was predominately strong in 2015. The Company uses derivative financial instruments on such intercompany loans as well as other actions taken to reduce foreign exchange exposures.

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

Provision for Income Taxes
The Company recorded tax expense for income taxes of $3.3 million in 2016, compared to income tax expense of $34.8 million in 2015.  The Company's effective tax rate was (9)% in 2016 and (63)% in 2015. The Company’s 2016 income tax expense and rate differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of an increase in the valuation allowance against deferred tax assets partially offset by tax rates in foreign jurisdictions where the statutory rate is less than 35%. The Company's 2015 income tax expense and rate differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of a foreign exchange loss upon the outbound transfer of Brazil assets for U.S. tax purposes (check the box election) offset by an increase in the valuation allowance against deferred tax assets.

Net Loss
Net loss for the year ended December 31, 2016, was $39.8 million, compared to net loss of $89.8 million for 2015. Basic earnings per share was $(0.87) for the year ended December 31, 2016, as compared to $(1.73) for 2015. Diluted earnings per share was $(0.87) for the year ended December 31, 2016, as compared to $(1.73) for 2015. The Company's net loss and earnings per share were improved due to the items previously discussed.

SEGMENT INFORMATION

Agricultural Segment Results
Agricultural segment results were as follows (amounts in thousands):

	2016	2015	% Increase /Decrease
Net sales	$583,324	$651,804	(11)%
Gross profit	75,485	73,198	3%
Income from operations	41,153	37,643	9%

Net sales in the agricultural market were $583.3 million for the year ended December 31, 2016, as compared to $651.8 million for 2015, a decrease of 11%. Agriculture net sales decreased 6% due to reduced volume and by an additional 2% due to changes in price/mix, as a consequence of decreased demand for new agricultural equipment. Unfavorable currency translation decreased net sales by 3%.

Gross profit in the agricultural market was $75.5 million for 2016, as compared to $73.2 million for 2015.  Income from operations in the agricultural market was $41.1 million for the year 2016, as compared to $37.6 million for 2015.  Despite the continued sales erosion resulting from the agricultural cyclical downturn, the Company maintained its focus on business improvement initiatives within our Business Improvement Framework to minimize the margin impact. Initiatives born from the framework helped to drive headcount and expense reductions, increase productivity, lower raw material costs, lower warranty costs, and optimize pricing.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows (amounts in thousands):

	2016	2015	% Increase /Decrease
Net sales	$524,289	$566,988	(8)%
Gross profit	45,885	42,300	8%
Income (loss) from operations	3,232	(2,572)	N/A

The Company's earthmoving/construction market net sales were $524.3 million for the year ended December 31, 2016, compared to $567.0 million for 2015, a decrease of 8%. Segment price/mix reductions decreased net sales by 8% which was offset by changes in volume that increased net sales by 2% and unfavorable currency translation that increased net sales by an additional 2%.

Gross profit in the earthmoving/construction market was $45.9 million for the year 2016, as compared to $42.3 million for 2015. The Company's earthmoving/construction market income from operations was $3.2 million for the year 2016, as compared to loss from operations of $2.6 million for 2015.

Consumer Segment Results
Consumer segment results were as follows (amounts in thousands):

	2016	2015	% Decrease
Net sales	$157,884	$175,979	(10)%
Gross profit	17,494	19,245	(9)%
Income from operations	2,762	4,639	(40)%

Consumer market net sales were $157.9 million for the year ended December 31, 2016, compared to $176.0 million for 2015, a decrease of 10%.  The decrease in consumer segment net sales was primarily driven by declines in high-speed brake sales to China and lower net sales related to supplier agreements in Brazil.

Gross profit from the consumer market was $17.5 million for the year 2016, or 11.1% of net sales, compared to $19.2 million, or 10.9% of net sales for 2015.  Consumer market income from operations was $2.8 million for the year 2016, as compared to $4.6 million for 2015. Although net sales were lower in 2016 versus 2015, the Company was successful in reducing costs related to the production of consumer segment products.

Segment Summary (Amounts in thousands)

2016	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$583,324	$524,289	$157,884	$—	$1,265,497
Gross profit	75,485	45,885	17,494	—	138,864
Income (loss) from operations	41,153	3,232	2,762	(72,098)	(24,951)
2015
Net sales	$651,804	$566,988	$175,979	$—	$1,394,771
Gross profit	73,198	42,300	19,245	—	134,743
Income (loss) from operations	37,643	(2,572)	4,639	(67,055)	(27,345)

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of December 31, 2017, the Company had $143.6 million of cash.

(Amounts in thousands)	Year ended December 31,
	2017	2016	Change
Cash	$143,570	$147,827	$(4,257)

The cash balance decreased by $4.3 million from December 31, 2016, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Year ended December 31,
	2017	2016	Change
Net loss	$(64,079)	$(39,755)	$(24,324)
Depreciation and amortization	58,444	59,768	(1,324)
Asset impairment	9,917	—	9,917
Deferred income tax provision	785	(680)	1,465
Loss on note repurchase	18,646	—	18,646
Accounts receivable	(38,478)	4,007	(42,485)
Inventories	(55,562)	7,992	(63,554)
Prepaid and other current assets	9,277	(16,718)	25,995
Accounts payable	37,584	20,953	16,631
Other current liabilities	9,522	3,635	5,887
Other liabilities	(9,816)	(7,838)	(1,978)
Other operating activities	22,471	12,136	10,335
Net cash provided by (used for) operating activities	$(1,289)	$43,500	$(44,789)

For the year ended December 31, 2017, operating activities used cash of $1.3 million, compared to cash provided by operating activities of $43.5 million in 2016, a difference of $44.8 million. Included in net loss of $64.1 million were depreciation and amortization of $58.4 million and a loss on note repurchase of $18.6 million. The changes in operational working capital decreased cash flows by $37.7 million in 2017 compared to an increase of $19.9 million in 2016. The 2017 working capital decrease was primarily due to an increase in inventory and accounts receivable of $55.6 million and $38.5 million, respectively, offset by an increase in accounts payable of $37.6 million. For additional details, see the Consolidated Statements of Cash Flows on page F-8.

For the year ended December 31, 2016, operating activities provided cash of $43.5 million, which was $20.4 million less than the prior year. Included in net loss of $39.8 million were non-cash charges for depreciation and amortization of $59.8 million.
The changes in operational working capital increased cash flows by $19.9 million in 2016 compared to an increase of $43.0 million in 2015. The 2016 working capital increase was primarily due to a decrease in accounts payable of $21.0 million.

Summary of the components of cash conversion cycle:

	December 31,	December 31,
	2017	2016
Days sales outstanding	55	54
Days payable in inventory	98	95
Days payable outstanding	(56)	(52)
Cash conversion cycle	97	97

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Year ended December 31,
	2017	2016	Change
Capital expenditures	$(32,626)	$(41,948)	$9,322
Certificates of deposit	50,000	(50,000)	100,000
Other investing activities	993	2,222	(1,229)
Cash provided by (used for) investing activities	$18,367	$(89,726)	$108,093

Net cash provided by investing activities was $18.4 million in 2017, compared to cash used of $89.7 million in 2016. In 2016, the Company invested in certificates of deposit using cash. At December 31, 2016, the Company had $50.0 million in certificates of deposit with a greater than three month original term compared to none at December 31, 2017. The Company invested a total of $32.6 million in capital expenditures in 2017, compared to $41.9 million in 2016. Capital expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan’s existing business and maintain existing equipment.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Year ended December 31,
	2017	2016	Change
Proceeds from borrowings	$447,639	$17,285	$430,354
Repurchase of senior secured notes	(415,395)	—	(415,395)
Payment on debt	(55,160)	(22,634)	(32,526)
Dividends paid	(1,167)	(1,081)	(86)
Cash used for financing activities	$(24,083)	$(6,430)	$(17,653)

Net cash used for financing activities was $24.1 million in 2017.  This cash was primarily used for the purchase and redemption of 6.875% senior secured notes due 2020 of $415.4 million and payments on working capital debt of $55.2 million. These uses were partially offset by borrowings of $447.6 million, which included proceeds from the issuance of $400.0 million of 6.50% senior secured notes due 2023 and working capital debt of $47.6 million.

Net cash used for financing activities was $6.4 million in 2016. This cash was primarily used for payment of debt offset by borrowings.

Debt Restrictions
The Company’s revolving credit facility (credit facility) and indenture relating to the 6.50% senior secured notes due 2023 contain various restrictions, including:

•
When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($7.5 million as of December 31, 2017), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);

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

LIQUIDITY OUTLOOK
At December 31, 2017, the Company had $143.6 million of cash and cash equivalents. At December 31, 2017, there were no outstanding borrowings on the Company's $75 million revolving credit facility. Titan’s availability under this domestic facility may be less than $75 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At December 31, 2017, an outstanding letter of credit totaled $12.5 million and the remaining amount available under the revolving credit facility was $62.5 million. The cash and cash equivalents balance of $143.6 million includes $80.2 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. As a result of the Tax Cuts and Jobs Act, the Company can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal additional taxes other than state income and foreign withholding tax. Titan expects to contribute approximately $5 million to its defined benefit pension plans during 2018.

The Company's 5.625% convertible senior subordinated notes, of which $60.2 million in aggregate principal amount was outstanding at December 31, 2016, matured on January 15, 2017. In January 2017, the Company converted 97.1% of the principal balance of these convertible notes into shares of Titan common stock. Prior to maturity, $60.2 million in aggregate principal amount of the convertible notes was outstanding, of which holders of $58.5 million in aggregate principal amount of such notes, or 97.1%, converted their notes into shares of Titan common stock pursuant to the terms of the indenture governing the notes. The $58.5 million in principal amount of converted Notes were converted into 5,462,264 shares of Titan common stock, representing approximately 10% of Titan’s outstanding common stock prior to conversion. Each $1,000 principal amount of the convertible notes was convertible into 93.436 shares of Titan common stock. The remaining $1.7 million principal amount of the convertible notes not converted was paid in cash.

The Company's redeemable noncontrolling interest in Voltyre-Prom includes a settlement put option which is exercisable during a six-month period beginning July 9, 2018. The redeemable noncontrolling interest may be purchased, with cash or Titan common stock, at an amount set by the Shareholder's Agreement, which is estimated to be approximately $117 million to $122 million, if exercised in full. See Note 13 to the Company's condensed consolidated financial statements regarding the Company's redeemable noncontrolling interest and the settlement put option.

Capital expenditures for 2018 are forecasted to be $35 million to $45 million. These capital expenditures are anticipated to be used primarily to enhance the Company’s existing facilities and manufacturing capabilities and drive productivity gains.
Cash payments for interest are currently forecasted to be approximately $30 million in 2018 based on the Company's year-end 2017 debt balances and debt maturities.

In the future, Titan may seek to grow by making acquisitions which will depend on its ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition, and to finance those acquisitions.

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

CONTRACTUAL OBLIGATIONS
The Company’s contractual obligations at December 31, 2017, consisted of the following (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
6.50% senior secured notes due 2023	$400,000	$—	$—	$—	$400,000
Other debt	55,718	43,061	11,887	770	—
Interest expense (a)	160,925	29,845	54,350	52,897	23,833
Operating leases	18,957	6,860	8,306	3,500	291
Capital leases	820	590	228	2	—
Purchase obligations	33,755	22,719	10,857	179	—
Other long-term liabilities (b)	36,700	5,300	17,100	14,300	—
Total	$706,875	$108,375	$102,728	$71,648	$424,124

(a)
Interest expense is estimated based on the Company’s year-end 2017 debt balances, maturities, and interest rates.  The estimates assume no credit facility borrowings.  The Company’s actual debt balances and interest rates may fluctuate in the future; therefore, actual interest payments may vary from those payments detailed in the above table.

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

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2017, the Company did not have any off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).

MARKET RISK SENSITIVE INSTRUMENTS

Exchange Rate Sensitivity
The Company is exposed to fluctuations in the Australian dollar, Brazilian real, British pound, euro, Russian ruble and other world currencies.  The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates.  The Company’s net investment in foreign entities translated into U.S. dollars was $387.6 million at December 31, 2017, and $344.6 million at December 31, 2016.  The hypothetical potential loss in value of the Company’s net investment in foreign entities resulting from a 10% adverse change in foreign currency exchange rates at December 31, 2017, would have been approximately $38.8 million.

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

Interest Rate Sensitivity
The Company has a $75 million credit facility that has a variable interest rate.  As of December 31, 2017, the amount available was $62.5 million. If the credit facility were fully drawn to available funds, a change in the interest rate of 100 basis points, or 1%, would have changed the Company’s interest expense by approximately $0.6 million.  At December 31, 2017, there were no borrowings under the credit facility.

MARKET CONDITIONS
In 2017, Titan experienced higher net sales when compared to 2016.  The higher net sales levels were the result of increased demand across all segments and geographies in which Titan competes. Net sales levels improved in both OEM and aftermarket channels. Commodity prices remained below long term averages, but were mostly stable. Favorable currency translation also contributed to the increase in net sales.

Energy, raw material, and petroleum-based product costs could be volatile and may negatively impact the Company’s margins.  Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK
Agricultural market net sales were higher in 2017 when compared to 2016 due to increased demand for lower horsepower equipment. While demand for high horsepower equipment (>100 HP) declined on a year-over-year basis, the trend reversed and sales of high horsepower tractors increased in the fourth quarter. Farm net income increased in 2017 after three straight years of decline caused by lower grain prices. This increase was largely due to sale of commodity inventories carried over from 2016. Farm net income is generally expected to be flat in 2018. Declining/stagnant income levels have reduced demand for large farm equipment. However, overall economic conditions and the need to replace equipment as part of a typical replacement cycle is expected to drive additional volume in both OEM and aftermarket sales. Most major OEMs are forecasting 2018 agricultural equipment sales to be up over 2017 within most regions. North American used equipment levels have decreased from peak levels. Excess used equipment inventory and values can negatively impact the new equipment market. Many variables, including weather, grain prices, export markets, currency, and government policies and subsidies can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving/construction market net sales were higher in 2017 when compared to 2016 mainly due to higher net sales volumes. Demand for larger products used in the mining industry improved in 2017, with growth in international markets out-pacing growth in the U.S. Demand for our products in this market is anticipated to continue to improve in 2018. Demand for small and medium-sized earthmoving/construction equipment used in the housing and commercial construction sectors is also anticipated to be up. The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers.

CONSUMER MARKET OUTLOOK
Consumer market net sales were higher in 2017 when compared to 2016.  Net sales in the consumer market increased primarily as the result of favorable currency translation, but net sales volumes and prices also improved in most regions. The consumer market is expected to remain highly competitive in 2018. The consumer segment is affected by many variables including consumer spending, interest rates, government policies, and other macroeconomic drivers.

PENSIONS
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries.  These plans are described in Note 22 of the Company’s Notes to Consolidated Financial Statements.

The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates, and other factors.  Certain of these assumptions are determined by the Company with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends.  These assumptions are reviewed on a regular basis and revised when appropriate.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements, and the carrying value of the related obligations.  During the year ended December 31, 2017, the Company contributed cash funds of $0.9 million to the pension plans.  Titan expects to contribute approximately $5 million to these pension plans during 2018.

Titan’s projected benefit obligation at December 31, 2017, was $119.7 million, as compared to $113.1 million at December 31, 2016.  The Company’s defined benefit pension plans were underfunded by $36.7 million at December 31, 2017.  During 2017, the Company recorded net periodic pension expense of $2.6 million.  Accumulated other comprehensive loss recorded for defined benefit pension plans, net of tax, was $24.1 million and $25.7 million at December 31, 2017 and 2016, respectively.  Other comprehensive income (loss) is recorded as a direct charge to stockholders’ equity and does not affect net income.  Titan will be required to record net periodic pension cost in the future; these costs may fluctuate based upon revised assumptions and could negatively affect the Company’s financial position, cash flows, and results of operations.

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosure about the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update were deferred by ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606) Deferral of Effective Date," and are now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company has compared its current revenue recognition policies to the requirements of ASU No. 2014-09. For the majority of Titan’s revenue arrangements, no significant impacts were identified as these transactions are not accounted for under industry-specific guidance that will be superseded by ASU No. 2014-09 and generally consist of a single performance obligation to transfer promised goods or services. The Company did not identify any material differences in the amount and timing of revenue recognition related to ASU No. 2014-09. The Company identified some immaterial differences in the timing of revenue recognition related to a small subsidiary of Titan. The Company will adopt the new revenue guidance effective January 1, 2018, on a modified retrospective basis by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings. This adjustment is expected to be less than $1 million, with an immaterial impact to the Company's net income (loss) on an ongoing basis. In accordance with the guidance, the Company will include any additional required disclosure beginning with the Form 10-Q for the first quarter of 2018.

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

In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7, Part II of this report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15, Part IV of this report, “Exhibits and Financial Statement Schedules.”

ITEM 9	– CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in Titan's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting
Titan management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes those policies, procedures, and activities that:

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

Titan management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the "Internal Control-Integrated Framework (2013)." Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.
The effectiveness of Titan's internal control over financial reporting as of December 31, 2017, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report within this Form 10-K.
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

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors
The information required by this item regarding the Company’s directors is incorporated by reference to the Company’s 2018 Proxy Statement under the captions “Election of Directors,” “Committees and Meetings of the Board of Directors” and “Corporate Governance.”

Executive Officers
The names, ages, and positions of all executive officers of the Company are listed below, followed by a brief account of their business experience during the past five years.  Officers are normally appointed annually by the Board of Directors at a meeting immediately following the Annual Meeting of Stockholders.  There is no arrangement or understanding between any officer and any other person pursuant to which an officer was selected.

Paul G. Reitz, 45, joined the Company in July 2010 as Chief Financial Officer.  Mr. Reitz was appointed President in February 2014. In December 2016, Mr. Reitz was appointed President and Chief Executive Officer.

James M. Froisland, 67, joined the Company in December 2016 as Chief Financial Officer and was also appointed Chief Information Officer in July 2017. Mr. Froisland previously served as the Company's Interim Chief Financial Officer from May 2016 until December 2016. Prior to joining Titan, Mr. Froisland was an independent consultant, providing consulting and advisory services concerning strategy, capital structure, valuations, information technology, and served in Interim Chief Financial Officer roles from 2012 to 2016. Mr. Froisland served as a director of Westell Technologies, Inc. from 2009 to 2014.

Michael G. Troyanovich, 60, joined the Company in August 2011 as Assistant General Counsel. Mr. Troyanovich was appointed Secretary in December 2012, and General Counsel in June 2013.

Section 16(a) Beneficial Ownership Reporting Compliance
The information required by this item regarding beneficial ownership reporting compliance is incorporated by reference to the Company’s 2018 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s 2018 Proxy Statement under the caption “Compensation of Executive Officers.”

ITEM 12– SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s 2018 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s 2018 Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance” and also appears in Note 28 of the Company’s Notes to Consolidated Financial Statements.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s 2018 Proxy Statement under the caption “Audit and Other Fees.”

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The accompanying Exhibit Index is incorporated herein by reference.

TITAN INTERNATIONAL, INC.
Exhibit Index
Annual Report on Form 10-K

Exhibit No.	DESCRIPTION
3.1 (a)	Titan International, Inc. Amended and Restated Certificate of Incorporation
3.2 (a)	Bylaws of the Company
4.1 (b)	Indenture between the Company and U.S. Bank National Association dated November 20, 2017
4.2 (b)	Registration Rights Agreement dated November 20, 2017
10.1 (c)	2005 Equity Incentive Plan as Amended
10.2 (d)	Annual Incentive Compensation Plan
10.3 (e)	Paul G. Reitz Employment Agreement
10.4 (f)	Paul G. Reitz Employment Agreement Amendment
10.5 (g)	James M. Froisland Employment Agreement
10.6 (e)	Michael G. Troyanovich Employment Agreement
10.7 (d)	Trademark License Agreement with The Goodyear Tire & Rubber Company **
10.8 (h)
Agreement, dated as of February 26, 2016, by and among the Company and MHR Institutional Partners III LP, MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Advisors III LLC, MHR Advisors LLC, MHRC LLC, MHR Fund Management LLC, MHR Holdings LLC and Mark H. Rachesky

10.9 (i)	Audit Committee Observer Agreement, dated as of September 29, 2016
10.10 (j)	Credit and Security Agreement with agent BMO Harris Bank N. A., dated as of February 17, 2017
21*	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith
** Confidential treatment has been granted with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

(a)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on June 29, 2015 (No. 1-12936).

(b)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on November 20, 2017 (No. 1-12936).

(c)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on March 28, 2011.

(d)	Incorporated by reference to the same numbered exhibit contained in the Company's Form 10-Q for the quarterly period ended March 31, 2016 (No. 1-12936).

(e)	Incorporated by reference to the same numbered exhibit contained in the Company's Current Report on Form 8-K filed on December 23, 2015 (No. 1-12936).

(f)	Incorporated by reference to the same numbered exhibit contained in the Company's Current Report on Form 8-K filed on December 9, 2016 (No. 1-12936).

(g)	Incorporated by reference to the same numbered exhibit contained in the Company's Current Report on Form 8-K filed on December 7, 2016 (No. 1-12936).

(h)	Incorporated by reference to the same numbered exhibit contained in the Company's Current Report on Form 8-K filed on February 29, 2016 (No. 1-12936).

(i)	Incorporated by reference to the same numbered exhibit contained in the Company's Current Report on Form 8-K filed on October 3, 2016 (No. 1-12936).

(j)	Incorporated by reference to the same numbered exhibit contained in the Company's Current Report on Form 8-K filed on February 23, 2017 (No. 1-12936).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	February 22, 2018	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2018.

Signatures	Capacity

/s/ PAUL G. REITZ	President, Chief Executive Officer and Director
Paul G. Reitz	(Principal Executive Officer)

/s/ JAMES M. FROISLAND	Chief Financial Officer and Chief Information Officer
James M Froisland	(Principal Financial and Accounting Officer)

/s/ MAURICE M. TAYLOR JR.	Chairman
Maurice M. Taylor Jr.

/s/ RICHARD M. CASHIN JR.	Director
Richard M. Cashin Jr.

/s/ GARY L. COWGER	Director
Gary L. Cowger

/s/ ALBERT J. FEBBO	Director
Albert J. Febbo

/s/ PETER MCNITT	Director
Peter McNitt

/s/ DR. MARK RACHESKY	Director
Dr. Mark Rachesky

/s/ ANTHONY L. SOAVE	Director
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

The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  The consolidated financial statements as of December 31, 2017, have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Titan International, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Titan International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2018, expressed an unqualified opinion.

Change in accounting principle
As discussed in Note 1 to the consolidated financial statements, the Company elected to change its method of inventory accounting at its subsidiary Titan Wheel Corporation of Illinois from the last in, first out (LIFO) cost method to the first in, first out (FIFO) cost method in 2017.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2012.

Chicago, Illinois
February 22, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Titan International, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Titan International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 22, 2018, expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Grant Thornton LLP

Chicago, Illinois
February 22, 2018

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,
	2017	2016	2015
Net sales	$1,468,922	$1,265,497	$1,394,771
Cost of sales	1,300,727	1,126,633	1,260,028
Asset impairment	9,917	—	—
Gross profit	158,278	138,864	134,743
Selling, general and administrative expenses	150,676	144,988	140,393
Research and development expenses	10,302	9,971	11,162
Royalty expense	10,484	8,856	10,533
Loss from operations	(13,184)	(24,951)	(27,345)
Interest expense	(30,229)	(32,539)	(34,032)
Loss on senior note repurchase	(18,646)	—	—
Foreign exchange gain (loss)	(1,958)	8,550	(4,758)
Other income	11,141	12,466	11,063
Loss before income taxes	(52,876)	(36,474)	(55,072)
Provision for income taxes	11,203	3,281	34,756
Net loss	(64,079)	(39,755)	(89,828)
Net loss attributable to noncontrolling interests	(4,037)	(2,150)	(14,654)
Net loss attributable to Titan	(60,042)	(37,605)	(75,174)
Redemption value adjustment	(6,393)	(9,556)	(17,668)
Net loss applicable to common shareholders	$(66,435)	$(47,161)	$(92,842)

Earnings per common share:
Basic	$(1.12)	$(.87)	$(1.73)
Diluted	$(1.12)	$(.87)	$(1.73)
Average common shares and equivalents outstanding:
Basic	59,340	53,916	53,696
Diluted	59,340	53,916	53,696

Dividends declared per common share:	$.02	$.02	$.02

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(All amounts in thousands)

	Year ended December 31,
	2017	2016	2015
Net loss	$(64,079)	(39,755)	$(89,828)
Currency translation adjustment	30,818	5,857	(79,196)
Pension liability adjustments, net of tax of $151, $215, and $(439), respectively	1,523	1,071	(662)
Comprehensive loss	(31,738)	(32,827)	(169,686)
Net comprehensive income (loss) attributable to redeemable and noncontrolling interests	(2,898)	5,305	(19,391)
Comprehensive loss attributable to Titan	$(28,840)	$(38,132)	$(150,295)

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$143,570	$147,827
Certificates of deposit	—	50,000
Accounts receivable (net of allowance of $2,974 and $3,344, respectively)	226,703	179,384
Inventories	339,836	272,236
Prepaid and other current assets	73,084	79,734
Total current assets	783,193	729,181
Property, plant and equipment, net	421,248	437,201
Deferred income taxes	3,779	4,663
Other long-term assets	81,892	94,851
Total assets	$1,290,112	$1,265,896

Liabilities
Current liabilities
Short-term debt	$43,651	$97,412
Accounts payable	195,497	148,255
Other current liabilities	133,774	120,437
Total current liabilities	372,922	366,104
Long-term debt	407,171	408,760
Deferred income taxes	13,545	13,183
Other long-term liabilities	73,197	80,161
Total liabilities	866,835	868,208
Commitments and contingencies: Notes 10, 24, 25 and 26

Redeemable noncontrolling interest	113,193	104,809

Equity
Titan stockholders' equity
Common stock ($0.0001 par, 120,000,000 shares authorized, 60,715,356 issued at December 2017 and 55,253,092 shares issued at December 2016)	—	—
Additional paid-in capital	531,708	479,075
Retained earnings (deficit)	(44,022)	17,214
Treasury stock (at cost, 914,797 shares at December 2017 and 1,083,212 shares at December 2016)	(8,606)	(10,119)
Stock reserved for deferred compensation	(1,075)	(1,075)
Accumulated other comprehensive loss	(157,076)	(188,278)
Total Titan stockholders’ equity	320,929	296,817
Noncontrolling interests	(10,845)	(3,938)
Total equity	310,084	292,879
Total liabilities and equity	$1,290,112	$1,265,896

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(All amounts in thousands, except share data)

	Number of common shares	Common stock	Additional paid-in capital	Retained earnings (deficit)	Treasury stock	Stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2015	53,749,028	$—	$513,090	$132,111	$(13,897)	$(1,075)	$(112,630)	$517,599	$7,371	$524,970
Net loss *				(75,174)				(75,174)	(7,640)	(82,814)
CTA, net of tax *							(74,459)	(74,459)	(65)	(74,524)
Pension liability adjustments, net of tax							(662)	(662)		(662)
Dividends declared				(1,077)				(1,077)		(1,077)
Restricted stock awards vesting	86,500		(777)		777			—		—
Exercise of stock options	12,500		33		112			145		145
Dissolution of subsidiary								—	(42)	(42)
Redemption value adjustment			(17,668)					(17,668)		(17,668)
Stock-based compensation			2,335					2,335		2,335
Issuance of treasury stock under 401(k) plan	65,481		(5)		588			583		583
Balance December 31, 2015	53,913,509	—	497,008	55,860	(12,420)	(1,075)	(187,751)	351,622	(376)	351,246
Net loss *				(37,605)				(37,605)	(4,346)	(41,951)
CTA, net of tax *							1,893	1,893	119	2,012
Pension liability adjustments, net of tax							1,071	1,071		1,071
Dividends declared				(1,081)				(1,081)		(1,081)
Restricted stock awards vesting	162,880		(1,463)		1,463			—		—
Acquisition of additional interest			(8,548)	40			(3,491)	(11,999)	(40)	(12,039)
Redemption value adjustment			(9,556)					(9,556)		(9,556)
Stock-based compensation			1,954					1,954		1,954
VIE consolidation and distributions								—	705	705
Issuance of treasury stock under 401(k) plan	93,491		(320)		838			518		518
Balance December 31, 2016	54,169,880	—	479,075	17,214	(10,119)	(1,075)	(188,278)	296,817	(3,938)	292,879
Net loss *				(60,042)				(60,042)	(4,121)	(64,163)
CTA, net of tax *							29,679	29,679	(768)	28,911
Pension liability adjustments, net of tax							1,523	1,523		1,523
Dividends declared				(1,194)				(1,194)		(1,194)
Note conversion	5,462,264		58,460					58,460		58,460
Restricted stock awards	119,173		(1,071)		1,071			—		—
Redemption value adjustment			(6,393)					(6,393)		(6,393)
Stock-based compensation			1,539					1,539		1,539
VIE distributions								—	(2,018)	(2,018)
Issuance of treasury stock under 401(k) plan	49,242		98		442			540		540
Balance December 31, 2017	59,800,559	$—	$531,708	$(44,022)	$(8,606)	$(1,075)	$(157,076)	$320,929	$(10,845)	$310,084

* Net income (loss) excludes income (loss) attributable to redeemable noncontrolling interest of $(7,014), $2,196, and $84 for 2015, 2016, and 2017, respectively. CTA excludes $(4,672), $3,844, and $1,907 for 2015, 2016, and 2017, respectively.

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
Cash flows from operating activities:	2017	2016	2015
Net loss	$(64,079)	$(39,755)	$(89,828)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	58,444	59,768	69,618
Asset impairment	9,917	—	—
Deferred income tax provision	785	(680)	24,444
Loss on note repurchase	18,646	—	—
Stock-based compensation	1,539	1,993	2,335
Issuance of treasury stock under 401(k) plan	540	518	583
Foreign currency translation loss	5,258	9,734	12,058
(Increase) decrease in assets:
Accounts receivable	(38,478)	4,007	497
Inventories	(55,562)	7,992	34,399
Prepaid and other current assets	9,277	(16,718)	9,946
Other long-term assets	15,134	(109)	(4,780)
Increase (decrease) in liabilities:
Accounts payable	37,584	20,953	1,402
Other current liabilities	9,522	3,635	(172)
Other liabilities	(9,816)	(7,838)	3,428
Net cash provided by (used for) operating activities	(1,289)	43,500	63,930
Cash flows from investing activities:
Capital expenditures	(32,626)	(41,948)	(48,429)
Certificates of deposit	50,000	(50,000)	—
Other	993	2,222	(1,508)
Net cash provided by (used for) investing activities	18,367	(89,726)	(49,937)
Cash flows from financing activities:
Proceeds from borrowings	447,639	17,285	5,727
Repurchase of senior secured notes	(415,395)	—	—
Payment on debt	(55,160)	(22,634)	(5,521)
Proceeds from exercise of stock options	—	—	145
Dividends paid	(1,167)	(1,081)	(1,077)
Net cash used for financing activities	(24,083)	(6,430)	(726)
Effect of exchange rate changes on cash	2,748	295	(14,530)
Net decrease in cash and cash equivalents	(4,257)	(52,361)	(1,263)
Cash and cash equivalents, beginning of year	147,827	200,188	201,451
Cash and cash equivalents, end of year	$143,570	$147,827	$200,188

Supplemental information:
Interest paid	$38,164	$34,380	$34,072
Income taxes paid, net of refunds received	$4,594	$5,463	$(195)
Non-cash investing and financing information:
Issuance of common stock for convertible debt payment	$58,460	$—	$—

 See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents
The Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents. The cash in the Company's U.S. banks is not fully insured by the Federal Deposit Insurance Corporation. The Company had $80.2 million and $61.1 million of cash in foreign bank accounts at December 31, 2017 and 2016, respectively. The Company's cash in its foreign bank accounts is not fully insured.

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

Prior to 2017, the Company used the last in, first out (LIFO) inventory cost method at its Titan Wheel Corporation of Illinois subsidiary. Effective January 1, 2017, the Company elected to change its method of inventory accounting at this subsidiary to the FIFO method. The Company believes that the FIFO method is preferable as it results in increased uniformity across the Company’s global operations with respect to the method of inventory accounting, as none of Titan's other subsidiaries use the LIFO method. The Company also believes that the switch to FIFO at Titan Wheel Corporation of Illinois will improve financial reporting by better reflecting the current value of inventory, more closely aligning the flow of physical inventory with the accounting for the inventory, and providing better matching of revenues and expenses. The Company applied this change in method of inventory accounting by retrospectively adjusting the prior period financial statements. The cumulative effect of this accounting change resulted in a $6.6 million increase in retained earnings as of January 1, 2016.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the retrospective adjustment of the change in accounting principle, certain amounts in the Company's Condensed Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, were adjusted as follows:

	Year Ended December 31, 2016
	As originally reported	Effect of change	As adjusted
Cost of sales	$1,123,015	$3,618	$1,126,633
Loss from operations	(21,333)	(3,618)	(24,951)
Net loss	(36,137)	(3,618)	(39,755)

Basic and diluted earnings per share	$(0.81)	$(0.06)	$(0.87)

	Year Ended December 31, 2015
	As originally reported	Effect of change	As adjusted
Cost of sales	$1,256,962	$3,066	$1,260,028
Loss from operations	(24,279)	(3,066)	(27,345)
Provision (benefit) for income tax	38,281	(3,525)	34,756
Net income (loss)	(90,287)	459	(89,828)

Basic and diluted earnings per share	$(1.74)	$0.01	$(1.73)

The Consolidated Balance Sheet at December 31, 2016, was adjusted as follows:

	December 31, 2016
	As originally reported	Effect of change	As adjusted
Inventories	$269,291	$2,945	$272,236
Retained earnings	14,269	2,945	17,214

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

Interest is capitalized on fixed asset projects which are constructed over a period of time.  The amount of interest capitalized is determined by applying a weighted average interest rate to the average amount of accumulated expenditures for the asset during the period.  The interest rate used is based on the rates applicable to borrowings outstanding during the period. Interest capitalized was $0.3 million, $1.2 million, and $0.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, certificates of deposit, accounts receivable, notes receivable, accounts payable, other accruals, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.50% senior secured notes due 2023, issued on November 20, 2017 (senior secured notes) were carried at cost of $394.3 million at December 31, 2017. The fair value of the senior secured notes due 2023 at December 31, 2017, as obtained through an independent pricing source, was approximately $406.5 million.
Investments
The Company had an equity method investment of $47.3 million in Wheels India Limited as of December 31, 2017, representing a 34.2% ownership. This equity method investment is included in other long-term assets in the Consolidated Balance Sheets. The value of this investment based on the December 31, 2017, market price was $141.4 million. The Company assesses the carrying value of its equity method investments whenever events and circumstances indicate that the carrying values may not be recoverable. Investment write-downs, if necessary, are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. These write-downs, if any, are measured as the excess of the carrying value of the asset over the discounted expected future cash flows or the estimated fair value of the asset.

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
Research and development expense
Research and development (R&D) expenses are expensed as incurred.  R&D costs were $10.3 million, $10.0 million, and $11.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Advertising
Advertising expenses are included in SG&A expense and are expensed as incurred.  Advertising costs were approximately $3.9 million for the year ended December 31, 2017, and approximately $4.8 million and $3.8 million for the years ended December 31, 2016 and 2015, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Stock-based compensation
The Company has one stock-based compensation plan, which is described in Note 23.  Compensation expense for stock-based compensation is recognized over the requisite service period at the estimated fair value of the award at the grant date.  The Company granted 89,200; 60,000; and 60,000 stock options in 2017, 2016, and 2015, respectively. The Company did not grant any restricted stock awards in 2017 or 2016. The Company granted 123,500 restricted stock awards in 2015.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosure about the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update were deferred by ASU No. 2015-14, "Revenue form Contracts with Customers (Topic 606) Deferral of Effective Date," and are now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company has compared its current revenue recognition policies to the requirements of ASU No. 2014-09. For the majority of Titan’s revenue arrangements, no significant impacts were identified as these transactions are not accounted for under industry-specific guidance that will be superseded by ASU No. 2014-09 and generally consist of a single performance obligation to transfer promised goods or services. The Company did not identify any material differences in the amount and timing of revenue recognition related to ASU No. 2014-09. The Company identified some immaterial differences in the timing of revenue recognition related to a small subsidiary of Titan. The Company will adopt the new revenue guidance effective January 1, 2018, on a modified retrospective basis by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings. This adjustment is expected to be less than $1 million, with an immaterial impact to the Company's net income (loss) on an ongoing basis. In accordance with the guidance, the Company will include any additional required disclosure beginning with the Form 10-Q for the first quarter of 2018.

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

In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

2. ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2017 and 2016, consisted of the following (amounts in thousands):

	2017	2016
Accounts receivable	$229,677	$182,728
Allowance for doubtful accounts	(2,974)	(3,344)
Accounts receivable, net	$226,703	$179,384

Accounts receivable are reduced by an allowance for doubtful accounts which is based on known risks and historical losses.

3. INVENTORIES

Inventories at December 31, 2017 and 2016, consisted of the following (amounts in thousands):

	2017	2016
Raw material	$83,541	$75,806
Work-in-process	40,525	32,394
Finished goods	215,770	164,036
	339,836	272,236

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2017 and 2016, consisted of the following (amounts in thousands):

	2017	2016
Factory supplies	$26,346	$25,177
Investments for deferred compensation	12,393	—
Value added tax	8,528	6,258
Prepaid expense	5,290	8,320
Deposits	3,785	2,640
Prepaid taxes	3,726	7,360
Prepaid insurance	2,384	3,124
Volume rebate	2,072	1,430
Prepaid royalty	1,953	6,973
Duty receivable	672	899
Derivative financial instruments	458	988
Assets held for sale	—	8,843
Other	5,477	7,722
	$73,084	$79,734

5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31, 2017 and 2016, consisted of the following (amounts in thousands):

	2017	2016
Land and improvements	$46,998	$43,871
Buildings and improvements	264,078	239,036
Machinery and equipment	598,411	573,717
Tools, dies, and molds	108,649	106,695
Construction-in-process	15,349	43,080
	1,033,485	1,006,399
Less accumulated depreciation	(612,237)	(569,198)
	$421,248	$437,201

Depreciation, including depreciation on capital leases, related to property, plant, and equipment for the years 2017, 2016, and 2015 totaled $54.3 million, $55.8 million, and $64.5 million, respectively.

Capital leases included in property, plant, and equipment at December 31, 2017 and 2016, consisted of the following (amounts in thousands):

	2017	2016
Buildings and improvements	$4,056	$3,565
Less accumulated amortization	(2,294)	(1,923)
	$1,762	$1,642

Machinery and equipment	$32,379	$31,331
Less accumulated amortization	(27,260)	(26,502)
	$5,119	$4,829

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. OTHER LONG-TERM ASSETS

Other long-term assets at December 31, 2017 and 2016, consisted of the following (amounts in thousands):

	2017	2016
Investment in Wheels India Limited	$47,267	$40,766
Amortizable intangibles	15,275	16,401
Notes receivable	6,000	6,000
Other equity investments	4,637	3,149
Manufacturing spares	3,448	2,386
Prepaid software	691	3,807
Deferred financing costs	352	273
Investments for deferred compensation	—	9,668
Income tax receivable	—	5,668
Prepaid royalty	—	1,702
Other	4,222	5,031
	$81,892	$94,851

7. INTANGIBLE ASSETS

The components of intangible assets for each of the years ended December 31, 2017 and 2016, were as follows (amounts in thousands):

	Weighted- Average Useful Lives (in Years)	2017	2016
Amortizable intangible assets:
Customer relationships	9.7	$13,922	$13,171
Patents, trademarks, and other	7.4	15,208	14,629
Total at cost		29,130	27,800
Less accumulated amortization		(13,855)	(11,399)
		$15,275	$16,401

Amortization related to intangible assets for the years 2017, 2016, and 2015 totaled $3.0 million, $2.2 million, and $3.0 million, respectively.

The estimated aggregate amortization expense at December 31, 2017, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

2018	$2,397
2019	2,237
2020	2,237
2021	1,543
2022	1,053
Thereafter	5,808
$15,275

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2017 and 2016, consisted of the following (amounts in thousands):

	2017	2016
Wages and benefits	$27,532	$23,989
Warranty	18,612	17,926
Accrued employment liabilities	16,892	6,388
Insurance	15,068	15,504
Accrued other taxes	8,370	5,831
Incentive compensation	7,863	8,278
Customer rebates	6,534	4,641
Customer deposits	4,960	1,996
Italian government grant	4,689	5,791
Accrued interest	3,049	8,680
Accounts receivable credits	1,455	7,618
Other	18,750	13,795
	$133,774	$120,437

9. WARRANTY

Changes in the warranty liability for the periods set forth below consisted of the following (amounts in thousands):

	2017	2016
Warranty liability, January 1	$17,926	$23,121
Provision for warranty liabilities	9,012	7,459
Warranty payments made	(8,326)	(12,654)
Warranty liability, December 31	$18,612	$17,926

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

10. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following as of the dates set forth below (amounts in thousands):

	December 31, 2017
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(5,716)	$394,284
Titan Europe credit facilities	33,485	—	33,485
Other debt	22,564	—	22,564
Capital leases	489	—	489
Total debt	456,538	(5,716)	450,822
Less amounts due within one year	43,651	—	43,651
Total long-term debt	$412,887	$(5,716)	$407,171

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.875% senior secured notes due 2020	$400,000	$(4,148)	$395,852
5.625% convertible senior subordinated notes due 2017	60,161	(13)	60,148
Titan Europe credit facilities	33,710	—	33,710
Other debt	15,560	—	$15,560
Capital leases	902	—	$902
Total debt	510,333	(4,161)	506,172
Less amounts due within one year	97,425	(13)	97,412
Total long-term debt	$412,908	$(4,148)	$408,760
The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term debt, at December 31, 2017 and December 31, 2016, were 5.0% and 5.3%, respectively.

Aggregate maturities of long-term debt at December 31, 2017, for each of the years (or other periods) set forth below were as follows (amounts in thousands):

2018	$43,651
2019	7,768
2020	4,347
2021	772
Thereafter	400,000
$456,538

6.50% senior secured notes due 2023
The Company’s 6.50% senior secured notes (senior secured notes due 2023) were issued on November 20, 2017, and are due November 2023. Including the impact of debt issuance costs, these notes had an effective yield of 6.79% at issuance. These notes will be secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois. The outstanding balance for the Company's senior secured notes due 2023 was $400.0 million at December 31, 2017.

6.875% senior secured notes due 2020
In the fourth quarter of 2017, Titan satisfied and discharged the indenture relating to the 6.875% senior secured notes due 2020 (senior secured notes due 2020) by completing a tender offer settlement and redemption of all of its outstanding $400.0 million principal amount of the senior secured notes due 2020. In connection with this tender offer and redemption, the Company recorded expenses of $18.6 million. Including the impact of debt issuance costs, these notes had an effective yield of 7.20% at issuance.

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

Titan Europe credit facilities
The Titan Europe credit facilities included borrowings from various institutions totaling $33.5 million at December 31, 2017. Maturity dates on this debt range from less than one year to three years. The Titan Europe facilities are primarily secured by the assets of Titan's subsidiaries in Italy, Spain, Germany, and Brazil.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolving credit facility
In February 2017, the Company entered into a credit and security agreement with respect to a new $75 million revolving credit facility (credit facility) with agent BMO Harris Bank N.A. and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and is scheduled to mature in February 2022. From time to time Titan's availability under this credit facility may be less than $75 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At December 31, 2017, an outstanding letter of credit under the credit facility totaled $12.5 million and the amount available under the facility totaled $62.5 million. During 2017 and at December 31, 2017, there were no borrowings under the credit facility.

Other Debt
At December 31, 2017, Titan had working capital loans for the Sao Paulo, Brazil and Voltyre-Prom manufacturing facilities. At December 31, 2017, Titan Brazil had outstanding debt totaling $5.8 million with maturity dates from less than one year up to two years. Voltyre-Prom had outstanding debt totaling $16.4 million at December 31, 2017, with maturity dates from less than one year up to two years.

11. OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2017 and 2016, consisted of the following (amounts in thousands):

	2017	2016
Accrued pension liabilities	$35,597	$34,919
Income tax liabilities	11,399	16,073
Italian government grant	10,272	9,423
Contingencies	6,500	—
Accrued employment liabilities	4,178	15,689
Other	5,251	4,057
	$73,197	$80,161

12. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is recorded as an offset to currency exchange gain/loss. For the year ended December 31, 2017, the Company recorded currency exchange loss of $0.6 million related to these derivatives.

13. REDEEMABLE NONCONTROLLING INTEREST

The Company, in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF), owns all of the equity interests in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia. The Company is party to a shareholders' agreement with OEP and RDIF which was entered into in connection with acquisition of Voltyre-Prom. The agreement contains a settlement put option which is exercisable during a six month period beginning July 9, 2018, and may require Titan to purchase the indirect equity interests from OEP and RDIF in Voltyre-Prom with cash or Titan common stock, at a value set by the agreement. The value set by the agreement is the greater of: the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8%; or the last twelve months of EBITDA times 5.5 less net debt times the ownership percentage. The value of the redeemable noncontrolling interest held by OEP and RDIF has been recorded at the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8%, which was greater at December 31, 2017.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following is a reconciliation of redeemable noncontrolling interest as of December 31, 2017 and 2016 (amounts in thousands):

Balance at January 1, 2016	$77,174
Reclassification as a result of ownership change	12,039
Income attributable to redeemable noncontrolling interest	2,196
Currency translation	3,844
Redemption value adjustment	9,556
Balance at December 31, 2016	$104,809
Income attributable to redeemable noncontrolling interest	84
Currency translation	1,907
Redemption value adjustment	6,393
Balance at December 31, 2017	$113,193

This obligation approximates the cost if all remaining equity interests in the consortium were purchased by the Company on December 31, 2017, and is presented in the Consolidated Balance Sheet in redeemable noncontrolling interest, which is treated as mezzanine equity.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following at the dates set forth below (amounts in thousands):

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2016	$(161,030)	$(26,721)	$(187,751)
Currency translation adjustments	(1,598)	—	(1,598)
Defined benefit pension plan entries:
Unrecognized prior service cost, net of tax of $0	—	137	137
Unrecognized net loss, net of tax of $(439)	—	934	934
Balance at December 31, 2016	(162,628)	(25,650)	(188,278)
Currency translation adjustments	29,679	—	29,679
Defined benefit pension plan entries:
Unrecognized prior service cost, net of tax of $0	—	136	136
Unrecognized net gain, net of tax of $215	—	1,387	1,387
Balance at December 31, 2017	$(132,949)	$(24,127)	$(157,076)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. STOCKHOLDERS’ EQUITY

The Company did not repurchase any Titan common shares in 2017, 2016, or 2015.  The Company records treasury stock using the cost method. Titan paid aggregate cash dividends of $.02 per share of common stock in each of 2017, 2016, and 2015.  Dividends declared totaled $1.2 million for 2017 and $1.1 million for each of 2016, and 2015.

16. FAIR VALUE MEASUREMENTS

Accounting standards for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:
Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the dates set forth below (amounts in thousands):

	December 31, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Investments for deferred compensation	$12,393	$12,393	$—	$—	$9,668	$9,668	$—	$—
Derivative financial instruments asset	458	—	458	—	988	—	988	—
Preferred stock	154	—	—	154	181	—	—	181
Total	$13,005	$12,393	$458	$154	$10,837	$9,668	$988	$181

The following table presents the changes during the periods presented in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2015	$250
Total unrealized losses	(69)
Balance at December 31, 2016	181
Total unrealized losses	(27)
Balance as of December 31, 2017	$154

The preferred stock was valued based on the book value of the common stock into which it can be converted.

17. VARIABLE INTEREST ENTITIES

The Company holds a variable interest in three joint ventures for which the Company is the primary beneficiary. Two of the joint ventures operate distribution facilities which primarily distribute mining products. Titan is the 50% owner of one of these distribution facilities, which is located in Canada, and the 40% owner of the other such facility, which is located in Australia. The Company’s variable interest in these joint ventures relates to sales of Titan product to these entities, consigned inventory and working capital loans. Titan has intercompany notes and receivables used for operations of $1.6 million with the Canadian entity and $0.8 million with the Australian entity. The third joint venture is the consortium which owns Voltyre-Prom. Titan owns 43% of the consortium owning Voltyre-Prom, which is subject to a shareholder agreement containing a settlement put option which may require Titan to purchase the remaining equity interests in the consortium. See Note 13 for additional information.

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

As the primary beneficiary of these variable interest entities (VIEs), the VIEs’ assets, liabilities, and results of operations are included in the Company’s consolidated financial statements as of, and for the year ended, December 31, 2017. The other equity holders’ interests are reflected in “Net loss attributable to noncontrolling interests” in the Consolidated Condensed Statements of Operations and “Noncontrolling interests” in the Consolidated Condensed Balance Sheets.

The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Consolidated Condensed Balance Sheets at December 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Cash and cash equivalents	$10,621	$9,396
Inventory	13,494	11,445
Other current assets	36,334	23,301
Property, plant, and equipment, net	33,717	30,448
Other noncurrent assets	4,250	4,955
Total assets	$98,416	$79,545

Current liabilities	32,172	22,068
Noncurrent liabilities	8,291	5,350
Total liabilities	$40,463	$27,418

All assets in the above table can only be used to settle obligations of the consolidated VIE to which the respective assets relate. Liabilities are nonrecourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

The Company holds a variable interest in certain VIEs which are not consolidated because Titan is not the primary beneficiary. The Company's involvement with these entities is in the form of direct equity interests and prepayments and purchases of materials. The maximum exposure to loss represents the loss of assets recognized by Titan relating to non-consolidated entities and amounts due to the non-consolidated assets. The assets and liabilities recognized in Titan's Consolidated Balance Sheets related to Titan's interest in these non-consolidated VIEs and the Company's maximum exposure to loss relating to non-consolidated VIEs were as follows at December 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Investments	$3,823	$4,738
Other current assets	1,261	1,039
Total VIE assets	5,084	5,777
Accounts payable	1,413	932
Maximum exposure to loss	$6,497	$6,709

18. ASSET IMPAIRMENT

On September 21, 2017, a fire occurred at a facility of Titan Tire Reclamation Corporation (TTRC), a subsidiary of the Company, located in Fort McMurray, AB.  The TTRC facility contains six thermal vacuum recovery (TVR) units, which are large, contained capsules used to recycle large mining tires.  The fire started within one of the TVR units and was contained to a building housing three of the TVR units. As a result of the damage caused by the fire, Titan recorded an asset impairment of $9.9 million. Titan carries both casualty and property insurance for its facilities and equipment, as well as business interruption insurance. The asset impairment amount was partially offset by an initial insurance advance received in the amount of $1.6 million. The Company expects to receive additional insurance proceeds. The amount of additional proceeds and the timing of these receipts is not known. Therefore, no additional insurance proceeds were accrued as of December 31, 2017.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name.  These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements expire in 2025. The North American and Latin American farm tire royalties were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition. The Company also has a trademark license agreement with Goodyear to manufacture and sell certain non-farm tire products in Latin America which expires June 2019. Royalty expenses recorded for the years ended December 31, 2017, 2016, and 2015, were $10.5 million, $8.9 million, and $10.5 million, respectively.

20. OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following for the years set forth below (amounts in thousands):

	2017	2016	2015
Equity investment income	$3,615	$2,977	$1,790
Interest income	3,363	3,206	2,667
Investment gain (loss) related to investments for deferred compensation	2,725	190	(361)
Building rental income	2,372	2,109	936
Discount amortization on prepaid royalty	866	1,491	1,956
Gain (loss) on sale of assets	(701)	2,229	2,418
Other income (expense)	(1,099)	264	1,657
	$11,141	$12,466	$11,063

21. INCOME TAXES

Income (loss) before income taxes, consisted of the following for the years set forth below (amounts in thousands):

	2017	2016	2015
Domestic	$(65,422)	$(56,334)	$(34,876)
Foreign	12,546	19,860	(20,196)
	$(52,876)	$(36,474)	$(55,072)

The income tax provision (benefit) was as follows for the years set forth below (amounts in thousands):

	2017	2016	2015
Current
Federal	$458	$(2,040)	$3,143
State	(614)	(62)	55
Foreign	10,574	6,063	7,114
	10,418	3,961	10,312
Deferred
Federal	—	—	24,924
State	—	—	3,433
Foreign	785	(680)	(3,913)
	785	(680)	24,444
Income tax provision (benefit)	$11,203	$3,281	$34,756

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) as a result of the following:

	2017	2016	2015
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Unrecognized tax positions	(2.3)	6.5	—
Impact of foreign income	(8.0)	26.9	12.8
Valuation allowance	16.5	(73.6)	(131.5)
State taxes, net	0.8	0.1	(6.6)
Benefit from a U.S. check-the-box election	—	—	33.5
Debt forgiveness	0.2	—	(2.1)
Nondeductible royalty	(1.4)	(1.9)	(1.5)
Tax Cuts and Jobs Act	(62.7)	—	—
Other, net	0.7	(2.0)	(2.7)
Effective tax rate	(21.2)%	(9.0)%	(63.1)%

The effective tax rate for the year ended December 31, 2017, was a negative 21.2% as compared to a negative 9.0% for the year ended December 31, 2016. The Company recorded a pre-tax loss in each of 2017 and 2016 and had a negative effective tax rate which represents tax expense in the consolidated financial statements.

In jurisdictions where the Company operates its businesses, management analyzes the ability to utilize its deferred tax assets arising from losses in its cyclical business.  The Company continues to record a valuation allowance in several jurisdictions, including the U.S., various U.S. states, Italy, Australia, and Luxembourg as these amounts remain more likely than not that the deferred tax assets would not be utilized. The Company recorded a valuation allowance of $8.7 million and $26.8 million on the net deferred tax asset in 2017 and 2016, respectively.  This amount is primarily related to net operating losses generated from operations in these certain countries.

The Company is involved in various tax matters, for some of which the outcome is uncertain. The IRS issued a final audit report during 2017 for the tax years 2010 through 2014. The Company recorded a net expense of $0.5 million to reflect the final audit results. The Company believes that it has adequate tax reserves to address these open tax matters acknowledging that the outcome and timing of these events are uncertain.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2017 and 2016, were as follows (amounts in thousands):

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$118,303	$119,748
Pension	5,462	8,236
Inventory	4,957	4,329
Warranty	4,847	6,237
Employee benefits and related costs	14,061	18,882
Prepaid royalties	4,383	5,173
Other	20,930	22,160
Deferred tax assets	172,943	184,765
Deferred tax liabilities:
Fixed assets	(28,769)	(41,757)
Intangible assets	(4,301)	(4,214)
Other	(1,396)	(4,543)
Deferred tax liabilities	(34,466)	(50,514)
Subtotal	138,477	134,251
Valuation allowance	(148,243)	(142,771)
Net deferred tax liability	$(9,766)	$(8,520)

As of December 31, 2017 and 2016, certain tax loss carryforwards of $118.3 million and $119.7 million were available with $1.8 million expiring between 2017 and 2022 and $116.5 million expiring after 2022. At December 31, 2017, a valuation allowance of $148.2 million has been established. The net change in the valuation allowance was $5.5 million and $25.0 million for 2017 and 2016, respectively. The Company has $168.8 million of Federal net operating loss carryforward, a portion of which expires starting in 2034. Additionally, the Company has $205.3 million of state net operating losses and $273.8 million of foreign loss carryforwards. The majority of the valuation allowance is related to deferred tax assets in the U.S., Italy, Australia, and Luxembourg.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Cuts and Jobs Act includes a number of changes in existing tax law impacting businesses, including a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are remeasured at the enacted tax rate. Consistent with guidance issued by the Securities Exchange Commission (“SEC”), which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the Tax Cuts and Jobs Act, the Company provisionally recorded no additional income tax expense related to the Tax Cuts and Jobs Act.  The remeasured U.S. net deferred asset was fully offset by a change in the valuation allowance.  Based on information available, the Company estimates the net cumulative undistributed foreign earnings to be a cumulative loss and therefore recorded no additional income tax expense related to the one-time deemed repatriation toll charge. As a result of the Tax Cuts and Jobs Act, the Company can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal additional taxes other than state income and foreign withholding tax.  The Company is still evaluating whether to change its indefinite reinvestment assertion in light of the Tax Cuts and Jobs Act and considers that conclusion to be incomplete under guidance issued by the SEC. If the Company subsequently changes its assertion during the measurement period, the Company will account for the change in assertion as part of the Tax Cuts and Jobs Act enactment.

The Company or one of its subsidiaries files income tax returns in the U.S., Federal and State, and various foreign jurisdictions. The Company’s major locations are in the U.S., Italy, Australia, Russia, and Brazil. The IRS issued a final audit report in 2017 for the 2010-2014 U.S. Federal tax returns and the Company adjusted its uncertain tax reserves. The Company also has ongoing tax audits with non-U.S. jurisdictions. Italy has open tax years from 2012-2017. Russia has open tax years from 2016-2017. Australia has open tax years from 2013-2017 and Brazil has open tax years from 2011-2017.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has applied the provisions of ASC 740, “Income Taxes” related to unrecognized tax benefits. At December 31, 2017, 2016, and 2015, the unrecognized tax benefits were $11.4 million, $16.1 million, and $18.0 million, respectively. As of December 31, 2017, $11.4 million of unrecognized tax benefits would have affected income tax expense if the tax benefits were recognized. The majority of these recognized tax benefits would result in a net operating loss carryforward which would require a valuation allowance. The majority of the accrual in unrecognized tax benefits relates to potential state tax exposures. Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is unlikely that the Company’s gross unrecognized tax benefits balance will change significantly within the next twelve months.

A reconciliation of the total amounts of unrecognized tax benefits at December 31 were as follows (amounts in thousands):

	2017	2016	2015
Balance at January 1	$12,468	$14,698	$15,320
Increases to tax positions taken during the current year	127	288	7
Increases to tax positions taken during the prior years	6,045	3,201	591
Decreases to tax positions taken during prior years	(858)	(5,257)	(534)
Decreases due to lapse of statutes of limitations	(297)	(4)	(492)
Settlements	(8,095)	(476)	(175)
Foreign exchange	(25)	18	(19)
Balance at December 31	$9,365	$12,468	$14,698

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties related to unrecognized tax benefits recorded in income tax expense was $0.5 million, $0.4 million, and $0.5 million at December 31, 2017, 2016 and 2015. The reconciliation of unrecognized tax benefits above does not include accrued interest and penalties of $2.9 million, $3.6 million, and $3.3 million, at December 31, 2017, 2016, and 2015, respectively.

22. EMPLOYEE BENEFIT PLANS

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the change in benefit obligation, change in plan assets, funded status, and amounts recognized in the Consolidated Balance Sheet of the defined benefit pension plans as of December 31, 2017 and 2016 (amounts in thousands):

Change in benefit obligation:	2017	2016
Benefit obligation at beginning of year	$113,119	$115,598
Service cost	598	341
Interest cost	4,672	4,896
Actuarial (gain) loss	8,383	1,073
Benefits paid	(8,866)	(8,572)
Foreign currency translation	1,830	(217)
Benefit obligation at end of year	$119,736	$113,119
Change in plan assets:
Fair value of plan assets at beginning of year	$77,314	$78,392
Actual return on plan assets	12,436	4,419
Employer contributions	914	2,399
Benefits paid	(7,809)	(7,919)
Foreign currency translation	181	23
Fair value of plan assets at end of year	$83,036	$77,314
Unfunded status at end of year	$(36,700)	$(35,805)
Amounts recognized in Consolidated Balance Sheet:
Noncurrent assets	$948	$901
Current liabilities	(2,040)	(1,787)
Noncurrent liabilities	(35,608)	(34,919)
Net amount recognized in the Consolidated Balance Sheet	$(36,700)	$(35,805)

The pension benefit obligation included $98.7 million of pension benefit obligation for the three frozen plans in the U.S. and $21.1 million of pension benefit obligation for plans at foreign subsidiaries. The fair value of plan assets included $81.3 million of plan assets for the three frozen plans in the U.S. and $1.7 million of plan assets for foreign plans.

Amounts recognized in accumulated other comprehensive loss:
	2017	2016
Unrecognized prior service cost	$(208)	$(344)
Unrecognized net loss	(39,775)	(41,011)
Deferred tax effect of unrecognized items	15,856	15,705
Net amount recognized in accumulated other comprehensive loss	$(24,127)	$(25,650)

The weighted-average assumptions used in the actuarial computation that derived the benefit obligations at December 31 were as follows:	2017	2016
Discount rate	3.8%	4.4%
Expected long-term return on plan assets	7.4%	7.4%

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the components of net periodic pension cost for the plans, settlement cost, and the assumptions used in the measurement of the Company’s benefit obligation for the years ended December 31, 2017, 2016, and 2015 (amounts in thousands):

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss)
Net periodic benefit cost:	2017	2016	2015
Service cost	$598	$341	$404
Interest cost	4,672	4,896	4,837
Assumed return on assets	(5,472)	(5,600)	(6,051)
Amortization of unrecognized prior service cost	137	137	137
Amortization of net unrecognized loss	2,696	3,118	2,917
Net periodic pension cost	$2,631	$2,892	$2,244

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $2.7 million and $0.1 million, respectively.

The weighted-average assumptions used in the actuarial computation that derived net periodic pension cost for the years ended December 31, 2017, 2016, and 2015 were as follows:

	2017	2016	2015
Discount rate	5.8%	5.8%	5.8%
Expected long-term return on plan assets	7.4%	7.4%	7.4%

The allocation of the fair value of plan assets was as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2017	2016	2017
U.S. equities (a)	61%	56%	40% - 80%
Fixed income	25%	30%	20% - 50%
Cash and cash equivalents	6%	7%	0% - 20%
International equities (a)	8%	7%	0% - 16%
	100%	100%

(a)	Total equities may not exceed 80% of total plan assets.

The majority of the Company's foreign plans do not have plan assets. The foreign plans which have plan assets holds these plan assets in an insurance or money market fund.

The fair value of the plan assets by asset categories consisted of the following as of the dates set forth below (amounts in thousands):

	Fair Value Measurements as of December 31, 2017
	Total	Level 1	Level 2	Level 3
Money market funds	$5,101	$5,101	$—	$—
Common stock	35,300	35,300	—	—
Bonds and securities	5,370	5,370	—	—
Mutual and insurance funds	2,074	868	1,206	—
Totals	$47,845	$46,639	$1,206	$—
Assets measured at net asset value (a)	35,191
	$83,036

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

The Company invests in a diversified portfolio consisting of an array of asset classes in an attempt to maximize returns while minimizing risk.  These asset classes include U.S. equities, fixed income, cash and cash equivalents, and international equities.  The investment objectives are to provide for the growth and preservation of plan assets on a long-term basis through investments in: investment grade securities that provide investment returns that meet or exceed the Standard & Poor’s 500 Index and investment grade fixed income securities that provide investment returns that meet or exceed the Barclays Capital Aggregate Bond Index.  The U.S. equities asset category included the Company’s common stock in the amount of $2.2 million (approximately three percent of total plan assets) at December 31, 2017, and $1.9 million (approximately two percent of total plan assets) at December 31, 2016.

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

Although the 2018 minimum pension funding calculations are not finalized, the Company estimates those funding requirements will be approximately $5 million.

Projected benefit payments from the plans as of December 31, 2017, are estimated as follows (amounts in thousands):

2018	$9,398
2019	8,499
2020	8,607
2021	8,509
2022	8,522
2023-2027	39,645

401(k)/Defined contribution plans
The Company sponsors two 401(k) retirement savings plans in the U.S. and a number of defined contribution plans at foreign subsidiaries.  One U.S. plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement.  Titan provides a 25% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan.  The Company issued 49,242 shares, 93,491 shares and 65,481 shares of treasury stock in connection with this 401(k) plan during 2017, 2016, and 2015, respectively.  Expenses to the Company related to this common stock matching contribution were $0.5 million, $0.5 million, and $0.6 million for 2017, 2016, and 2015, respectively. The other U.S. 401(k) plan is for employees covered by collective bargaining agreements and does not include a Company matching contribution. Expenses related to foreign defined contribution plans were $3.8 million, $3.6 million, and $3.7 million for 2017, 2016, and 2015, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. STOCK COMPENSATION

The Company recorded stock compensation of $1.5 million, $2.0 million, and $2.3 million in 2017, 2016, and 2015, respectively.  Options to the Board of Directors vest immediately. All options expire 10 years from the grant date. The restricted stock awards vest over a period of three to four years.

2005 Equity Incentive Plan
The Company adopted the 2005 Equity Incentive Plan to provide stock compensation as a means of attracting and retaining qualified independent directors and employees for the Company.  A total of 2.0 million shares are available for future issuance under the equity incentive plan at December 31, 2017.  The exercise price of stock options may not be less than the fair market value of the common stock on the date of the grant.  The vesting and term of each option is set by the Board of Directors.  The Company granted 89,200 stock options under this plan in 2017, 60,000 stock options under this plan in 2016, and 60,000 stock options under this plan in 2015. The Company did not grant any restricted stock awards under this plan in 2017 and 2016. The Company granted 123,500 restricted stock awards under this plan in 2015.

Stock Options
The following is a summary of activity in stock options during the year ended December 31, 2017:

	Shares Subject to Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2016	807,520	$18.13
Granted	89,200	11.79
Exercised	—	—
Forfeited/Expired	(48,950)	19.51
Outstanding, December 31, 2017	847,770	17.39	5.05	$561
Exercisable, December 31, 2017	847,770	17.39	5.05	$561

Additional Stock Option Information (all amounts in thousands, except for per share data):

	2017	2016	2015
Weighted-average fair value per share of stock options granted	$6.10	$3.62	$5.27
Intrinsic value of stock options exercised	—	—	(3)
Tax expense (benefit) realized for tax deductions from stock options exercised	—		(1)
Grant date fair value of stock options vested	544	217	316
Cash received from stock options exercised	—	—	145

No options were exercised in 2017 and 2016.  The Company currently uses treasury shares to satisfy any stock option exercises.  At December 31, 2017 and 2016, the Company had 0.9 million and 1.1 million shares of treasury stock, respectively.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted average assumptions used for stock options issued in 2017, 2016, and 2015:

	2017	2016	2015
Expected life (in years)	6.0	6.0	6.0
Expected volatility	53.8%	53.3%	49.4%
Expected dividends	0.1%	0.1%	0.1%
Risk-free interest rate	1.82%	1.33%	1.78%

Restricted Stock

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	153,570	14.92
Granted	—	—
Vested	(119,173)	16.02
Forfeited/Expired	(2,500)	18.02
Unvested at December 31, 2017	31,897	10.56

Pre-tax unrecognized compensation expense for unvested restricted stock was $0.2 million at December 31, 2017, and will be recognized as an expense over a weighted-average period of 0.5 years.

The fair value of restricted stock vested, based on the stock's fair value on the vesting date, was $1.5 million, $1.6 million, and $0.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The trial occurred in April 2017. On September 5, 2017, the District Court issued an order: (a) concluding Titan Tire and Dico arranged for the disposal of a hazardous substance in violation of 42 U.S.C. § 9607(a); (b) holding Titan Tire and Dico jointly and severally liable for $5.45 million in response costs previously incurred and reported by the United States relating to the alleged violation, including enforcement costs and attorney’s fees; and (c) awarding a declaratory judgment holding Titan Tire and Dico jointly and severally liable for all additional response costs previously incurred but not yet reported or to be incurred in the future, including enforcement costs and attorney’s fees. The District Court also held Dico liable for $5.45 million in punitive damages under 42 U.S.C. § 9607(c)(3) for violating a unilateral administrative order. The punitive damages award does not apply to Titan Tire. The Company accrued a contingent liability of $6.5 million, representing $5.45 million in costs incurred by the United States and $1.05 million of additional response costs, for this order.

Titan Tire and Dico are appealing the case to the United States Court of Appeals for the Eighth Circuit. The Notice of Appeal was filed on November 2, 2017 and an appeal bond was secured to stay the execution of any collection actions on the underlying judgment pending the outcome of the appeal.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance, and insurance by the Company.  Total rental expense was $7.6 million, $6.0 million, and $7.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

At December 31, 2017, future minimum rental commitments under noncancellable operating leases with initial terms in excess of one year were as follows for the years (or other periods) presented below (amounts in thousands):

2018	$6,860
2019	4,780
2020	3,526
2021	1,900
2022	1,600
Thereafter	291
Total future minimum lease payments	$18,957

At December 31, 2017, the Company had assets held as capital leases with a net book value of $6.9 million included in property, plant, and equipment. Total future capital lease obligations relating to these leases were as follows at December 31, 2017 for the years (or other periods) presented below (amounts in thousands):

2018	$590
2019	197
2020	31
2021	2
Total future capital lease obligation payments	820
Less amount representing interest	(7)
Present value of future capital lease obligation payments	$813

26. PURCHASE OBLIGATIONS

At December 31, 2017, the Company's expected cash outflow resulting from non-cancellable purchase obligations are summarized by year in the table below (amounts in thousands):

2018	$22,719
2019	7,219
2020	3,638
2021	179
Thereafter	—
Total non-cancellable purchase obligations	$33,755

27. CONCENTRATION OF CREDIT RISK

Net sales to Deere & Company in Titan’s agricultural, earthmoving/construction, and consumer markets represented 9% of the Company’s consolidated revenues for the year ended December 31, 2017, 9% of the Company’s consolidated revenues for the year ended December 31, 2016, and 10% of the Company’s consolidated revenues for the year ended December 31, 2015.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Company, Mr. Maurice Taylor.  The related party is Mr. Fred Taylor, who is Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blackstone OTR, LLC; FBT Enterprises; Green Carbon, Inc; Silverstone, Inc.; and OTR Wheel Engineering, Inc.  During 2017, 2016, and 2015, sales of Titan product to these companies were approximately $1.5 million, $0.9 million, and $1.7 million, respectively.  Titan had trade receivables due from these companies of approximately $0.0 million at December 31, 2017, and approximately $0.1 million at December 31, 2016.  On other sales referred to Titan from these manufacturing representative companies, commissions were approximately $1.9 million, $1.8 million, and $2.0 million during 2017, 2016, and 2015, respectively. Titan had purchases from these companies of approximately $0.6 million, $0.7 million, and $4.7 million during 2017, 2016, and 2015, respectively.

The Company sells products to Valuepart and Track Solutions Pty Ltd., which is controlled by relatives of a member of management of a Titan subsidiary. Sales of Titan products to this company were approximately $0.3 million during 2017.

In 2013, the Company entered into a Shareholders’ Agreement between OEP and RDIF to acquire Voltyre-Prom, a leading producer of agricultural and industrial tires located in Volgograd, Russia. Mr. Richard M. Cashin Jr., a director of the Company, is the President of OEP, which owns 21.4% of the joint venture. The Shareholder’s agreement contains a settlement put option which may require the Company to purchase equity interests in the joint venture from OEP and RDIF at a value set by the agreement. See Note 13 for additional information.

The Company has a 34.2% equity stake in Wheels India Limited, a company incorporated in India and listed on the National Stock Exchange in India. The Company had trade payables due to Wheels India Limited of approximately $0.0 million at December 31, 2017, and approximately $0.1 million at December 31, 2016.

The Company has a 19.5% equity stake in Titan-Yuxiang Wheel (Liuzhou) Co., Ltd, a company incorporated in China. The Company had trade payables due to Titan-Yuxiang Wheel (Liuzhou) Co., Ltd of approximately $1.4 million at December 31, 2017.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about certain operating results of segments as reviewed by the chief operating decision maker of the Company as of and for the years ended December 31, 2017, 2016, and 2015 (amounts in thousands):

	2017	2016	2015
Revenues from external customers
Agricultural	$690,238	$583,324	$651,804
Earthmoving/construction	608,894	524,289	566,988
Consumer	169,790	157,884	175,979
	$1,468,922	$1,265,497	$1,394,771
Gross profit
Agricultural	$84,907	$75,485	$73,198
Earthmoving/construction	48,331	45,885	42,300
Consumer	25,040	17,494	19,245
	$158,278	$138,864	$134,743
Income (loss) from operations
Agricultural	$49,612	$41,153	$37,643
Earthmoving/construction	803	3,232	(2,572)
Consumer	11,231	2,762	4,639
Corporate & Unallocated	(74,830)	(72,098)	(67,055)
Loss from operations	(13,184)	(24,951)	(27,345)

Interest expense	(30,229)	(32,539)	(34,032)
Loss on senior note repurchase	(18,646)	—	—
Foreign exchange gain (loss)	(1,958)	8,550	(4,758)
Other income, net	11,141	12,466	11,063
Loss before income taxes	$(52,876)	$(36,474)	$(55,072)

Capital expenditures
Agricultural	$15,392	$16,260	$14,819
Earthmoving/construction	15,282	22,028	18,116
Consumer	2,453	2,483	3,061
Corporate & Unallocated	(501)	1,177	12,433
	$32,626	$41,948	$48,429

Depreciation & amortization
Agricultural	$27,623	$27,888	$32,274
Earthmoving/construction	20,307	20,566	24,124
Consumer	5,559	6,145	7,469
Corporate & Unallocated	4,955	5,169	5,751
	$58,444	$59,768	$69,618

Total assets
Agricultural	$444,783	$439,371	$432,150
Earthmoving/construction	537,855	443,879	433,394
Consumer	157,133	140,293	137,359
Corporate & Unallocated (a)	150,341	242,353	278,851
	$1,290,112	$1,265,896	$1,281,754

(a)  Unallocated assets included cash of approximately $72 million, $96 million, and $143 million at year-end 2017, 2016, and 2015, respectively. Unallocated assets included certificates of deposit of $50 million in 2016.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information by geographic area.  Revenues from external customers were determined based on the location of the selling subsidiary.  Geographic information as of and for the years ended December 31, 2017, 2016, and 2015 was as follows (amounts in thousands):

	2017	2016	2015
Net Sales
United States	$642,743	$558,278	$702,855
Europe	411,570	354,117	369,280
Latin America	282,692	248,019	236,281
Other international	131,917	105,083	86,355
	$1,468,922	$1,265,497	$1,394,771
Long-Lived Assets
United States	$151,841	$171,587	$189,993
Europe	176,923	156,505	167,829
Latin America	62,543	68,187	59,671
Other international	29,941	40,922	32,527
	$421,248	$437,201	$450,020

30. EARNINGS PER SHARE

Earnings per share for 2017, 2016, and 2015 were as follows (amounts in thousands, except per share data):

	2017	2016	2015
Net loss attributable to Titan	$(60,042)	$(37,605)	$(75,174)
Redemption value adjustment	(6,393)	(9,556)	(17,668)
Net loss applicable to common shareholders	$(66,435)	$(47,161)	$(92,842)
Determination of Shares:
Weighted average shares outstanding (basic)	59,340	53,916	53,696
Earnings per share:
Basic and Diluted	$(1.12)	$(0.87)	$(1.73)

The effect of stock options/trusts and convertible notes has been excluded for 2017, 2016, and 2015, as the effect would have been antidilutive. The weighted average share amount excluded for stock options/trusts was 0.2 million, 0.3 million, and 0.2 million for 2017, 2016, and 2015, respectively. The effect of convertible notes has been excluded for 2017, 2016, and 2015, as the effect would have been antidilutive. The weighted average share amount excluded for convertible notes was 0.2 million for 2017 and 5.6 million for each of 2016 and 2015.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31. SUPPLEMENTARY DATA – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(All amounts in thousands, except per share data)

Quarter ended	March 31	June 30	September 30	December 31	Year ended December 31
2017
Net sales	$357,501	$364,399	$370,988	$376,034	$1,468,922
Gross profit	39,729	43,562	39,665	35,322	158,278
Net loss	(10,585)	(6,537)	(11,218)	(35,739)	(64,079)
Net loss attributable to Titan	(11,453)	(6,293)	(12,018)	(30,278)	(60,042)
Per share amounts:
Basic	(.18)	(.17)	(.22)	(.55)	(1.12)
Diluted	(.18)	(.17)	(.22)	(.55)	(1.12)
2016
Net sales	$321,794	$330,214	$306,195	$307,294	$1,265,497
Gross profit	28,297	43,718	34,920	31,929	138,864
Net loss	(12,326)	(3,806)	(8,974)	(14,649)	(39,755)
Net loss attributable to Titan	(12,743)	(3,256)	(8,008)	(13,598)	(37,605)
Per share amounts:
Basic	(.33)	(.10)	(.17)	(.27)	(.87)
Diluted	(.33)	(.10)	(.17)	(.27)	(.87)

32. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The Company's 6.50% senior secured notes due 2023 are guaranteed by the following 100% owned subsidiaries of the Company: Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois. The note guarantees are full and unconditional, joint and several obligations of the guarantors. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The following condensed consolidating financial statements are presented using the equity method of accounting. Certain sales & marketing expenses recorded by non-guarantor subsidiaries have not been allocated to the guarantor subsidiaries.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$567,830	$901,092	$—	$1,468,922
Cost of sales	362	495,939	804,426	—	1,300,727
Asset impairment	—	—	9,917	—	9,917
Gross profit (loss)	(362)	71,891	86,749	—	158,278
Selling, general, and administrative expenses	14,218	59,769	76,689	—	150,676
Research and development expenses	—	3,685	6,617	—	10,302
Royalty expense	1,178	5,703	3,603	—	10,484
Income (loss) from operations	(15,758)	2,734	(160)	—	(13,184)
Interest expense	(29,182)	—	(1,047)	—	(30,229)
Loss on note repurchase	(18,646)	—	—	—	(18,646)
Intercompany interest income (expense)	2,412	3,937	(6,349)	—	—
Foreign exchange loss	(2)	(100)	(1,856)	—	(1,958)
Other income (expense)	4,623	(178)	6,696	—	11,141
Income (loss) before income taxes	(56,553)	6,393	(2,716)	—	(52,876)
Provision (benefit) for income taxes	(1,446)	4,173	8,476	—	11,203
Equity in earnings of subsidiaries	(8,972)	—	(8,400)	17,372	—
Net income (loss)	(64,079)	2,220	(19,592)	17,372	(64,079)
Net loss noncontrolling interests	—	—	(4,037)	—	(4,037)
Net income (loss) attributable to Titan	$(64,079)	$2,220	$(15,555)	$17,372	$(60,042)

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$498,390	$767,107	$—	$1,265,497
Cost of sales	759	432,705	693,169	—	1,126,633
Gross profit (loss)	(759)	65,685	73,938	—	138,864
Selling, general, and administrative expenses	11,394	66,815	66,779	—	144,988
Research and development expenses	—	2,876	7,095	—	9,971
Royalty expense	667	4,866	3,323	—	8,856
Loss from operations	(12,820)	(8,872)	(3,259)	—	(24,951)
Interest expense	(32,208)	—	(331)	—	(32,539)
Intercompany interest income (expense)	1,781	3,525	(5,306)	—	—
Foreign exchange gain	—	298	8,252	—	8,550
Other income	2,503	180	9,783	—	12,466
Income (loss) before income taxes	(40,744)	(4,869)	9,139	—	(36,474)
Provision (benefit) for income taxes	(64)	30	3,315	—	3,281
Equity in earnings of subsidiaries	924	—	(6,689)	5,765	—
Net income (loss)	(39,756)	(4,899)	(865)	5,765	(39,755)
Net loss noncontrolling interests	—	—	(2,150)	—	(2,150)
Net income (loss) attributable to Titan	$(39,756)	$(4,899)	$1,285	$5,765	$(37,605)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$640,785	$753,986	$—	$1,394,771
Cost of sales	2,826	561,429	695,773	—	1,260,028
Gross profit (loss)	(2,826)	79,356	58,213	—	134,743
Selling, general, and administrative expenses	7,513	69,686	63,194	—	140,393
Research and development expenses	—	3,505	7,657	—	11,162
Royalty expense	—	6,711	3,822	—	10,533
Loss from operations	(10,339)	(546)	(16,460)	—	(27,345)
Interest expense	(32,291)	—	(1,741)	—	(34,032)
Intercompany interest income (expense)	825	2,361	(3,186)	—	—
Foreign exchange gain (loss)	4,296	(462)	(8,592)	—	(4,758)
Other income	2,327	2,572	6,164	—	11,063
Income (loss) before income taxes	(35,182)	3,925	(23,815)	—	(55,072)
Provision (benefit) for income taxes	34,341	(1,518)	1,933	—	34,756
Equity in earnings of subsidiaries	(23,830)	—	(2,689)	26,519	—
Net income (loss)	(93,353)	5,443	(28,437)	26,519	(89,828)
Net loss noncontrolling interests	—	—	(14,654)	—	(14,654)
Net income (loss) attributable to Titan	$(93,353)	$5,443	$(13,783)	$26,519	$(75,174)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(64,079)	$2,220	$(19,592)	$17,372	$(64,079)
Currency translation adjustment, net	30,818	—	30,818	(30,818)	30,818
Pension liability adjustments, net of tax	1,523	1,807	(284)	(1,523)	1,523
Comprehensive income (loss)	(31,738)	4,027	10,942	(14,969)	(31,738)
Net comprehensive income attributable to noncontrolling interests	—	—	(2,898)	—	(2,898)
Comprehensive income (loss) attributable to Titan	$(31,738)	$4,027	$13,840	$(14,969)	$(28,840)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(39,756)	$(4,899)	$(865)	$5,765	$(39,755)
Currency translation adjustment, net	5,857	—	5,857	(5,857)	5,857
Pension liability adjustments, net of tax	1,071	1,680	(609)	(1,071)	1,071
Comprehensive income (loss)	(32,828)	(3,219)	4,383	(1,163)	(32,827)
Net comprehensive income attributable to noncontrolling interests	—	—	5,305	—	5,305
Comprehensive loss attributable to Titan	$(32,828)	$(3,219)	$(922)	$(1,163)	$(38,132)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(93,353)	$5,443	$(28,437)	$26,519	$(89,828)
Currency translation adjustment, net	(79,196)	—	(79,196)	79,196	(79,196)
Pension liability adjustments, net of tax	(662)	(1,557)	895	662	(662)
Comprehensive income (loss)	(173,211)	3,886	(106,738)	106,377	(169,686)
Net comprehensive loss attributable to noncontrolling interests	—	—	(19,391)	—	(19,391)
Comprehensive income (loss) attributable to Titan	$(173,211)	$3,886	$(87,347)	$106,377	$(150,295)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$59,740	$13	$83,817	$—	$143,570
Accounts receivable	—	54,009	172,694	—	226,703
Inventories	—	96,036	243,800	—	339,836
Prepaid and other current assets	17,789	20,917	34,378	—	73,084
Total current assets	77,529	170,975	534,689	—	783,193
Property, plant, and equipment, net	2,466	110,470	308,312	—	421,248
Investment in subsidiaries	766,777	—	74,003	(840,780)	—
Other long-term assets	6,389	967	78,315	—	85,671
Total assets	$853,161	$282,412	$995,319	$(840,780)	$1,290,112
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$43,651	$—	$43,651
Accounts payable	4,258	20,787	170,452	—	195,497
Other current liabilities	38,495	30,170	65,109	—	133,774
Total current liabilities	42,753	50,957	279,212	—	372,922
Long-term debt	394,284	—	12,887	—	407,171
Other long-term liabilities	11,544	16,458	58,740	—	86,742
Intercompany accounts	75,103	(286,525)	211,422	—	—
Redeemable noncontrolling interest	—	—	113,193	—	113,193
Titan stockholders' equity	329,477	501,522	330,710	(840,780)	320,929
Noncontrolling interests	—	—	(10,845)	—	(10,845)
Total liabilities and stockholders’ equity	$853,161	$282,412	$995,319	$(840,780)	$1,290,112

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$86,190	$9	$61,628	$—	$147,827
Certificates of deposit	50,000	—	—	—	50,000
Accounts receivable	—	43,485	135,899	—	179,384
Inventories	—	76,823	195,413	—	272,236
Prepaid and other current assets	11,965	21,901	45,868	—	79,734
Total current assets	148,155	142,218	438,808	—	729,181
Property, plant, and equipment, net	4,898	124,049	308,254	—	437,201
Investment in subsidiaries	742,679	—	87,385	(830,064)	—
Other long-term assets	23,627	1,118	74,769	—	99,514
Total assets	$919,359	$267,385	$909,216	$(830,064)	$1,265,896
Liabilities and Stockholders’ Equity
Short-term debt	$60,148	$—	$37,264	$—	$97,412
Accounts payable	4,187	14,398	129,670	—	148,255
Other current liabilities	34,140	34,475	51,822	—	120,437
Total current liabilities	98,475	48,873	218,756	—	366,104
Long-term debt	395,852	—	12,908	—	408,760
Other long-term liabilities	27,636	18,473	47,235	—	93,344
Intercompany accounts	94,977	(300,823)	205,846	—	—
Redeemable noncontrolling interest	—	—	104,809	—	104,809
Titan stockholders’ equity	302,419	500,862	323,600	(830,064)	296,817
Noncontrolling interests	—	—	(3,938)	—	(3,938)
Total liabilities and stockholders’ equity	$919,359	$267,385	$909,216	$(830,064)	$1,265,896

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(49,856)	$7,235	$41,332	$(1,289)
Cash flows from investing activities:
Capital expenditures	(830)	(7,620)	(24,176)	(32,626)
Certificates of deposit	50,000	—	—	50,000
Other, net	—	389	604	993
Net cash provided by (used for) investing activities	49,170	(7,231)	(23,572)	18,367
Cash flows from financing activities:
Proceeds from borrowings	394,191	—	53,448	447,639
Repurchase of senior secured notes	(415,395)	—	—	(415,395)
Payment on debt	(3,393)	—	(51,767)	(55,160)
Dividends paid	(1,167)	—	—	(1,167)
Net cash provided by (used for) financing activities	(25,764)	—	1,681	(24,083)
Effect of exchange rate change on cash	—	—	2,748	2,748
Net increase (decrease) in cash and cash equivalents	(26,450)	4	22,189	(4,257)
Cash and cash equivalents, beginning of period	86,190	9	61,628	147,827
Cash and cash equivalents, end of period	$59,740	$13	$83,817	$143,570

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(3,193)	$8,035	$38,658	$43,500
Cash flows from investing activities:
Capital expenditures	(1,937)	(8,444)	(31,567)	(41,948)
Certificates of deposit	(50,000)	—	—	(50,000)
Other, net	—	414	1,808	2,222
Net cash used for investing activities	(51,937)	(8,030)	(29,759)	(89,726)
Cash flows from financing activities:
Proceeds from borrowings	—	—	17,285	17,285
Payment on debt	—	—	(22,634)	(22,634)
Proceeds from exercise of stock options	—	—	—	—
Dividends paid	(1,081)	—	—	(1,081)
Net cash used for financing activities	(1,081)	—	(5,349)	(6,430)
Effect of exchange rate change on cash	—	—	295	295
Net increase (decrease) in cash and cash equivalents	(56,211)	5	3,845	(52,361)
Cash and cash equivalents, beginning of period	142,401	4	57,783	200,188
Cash and cash equivalents, end of period	$86,190	$9	$61,628	$147,827

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2015
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$15,933	$6,441	$41,556	$63,930
Cash flows from investing activities:
Capital expenditures	(2,585)	(6,254)	(39,590)	(48,429)
Other, net	—	(187)	(1,321)	(1,508)
Net cash used for investing activities	(2,585)	(6,441)	(40,911)	(49,937)
Cash flows from financing activities:
Proceeds from borrowings	—	—	5,727	5,727
Payment on debt	—	—	(5,521)	(5,521)
Proceeds from exercise of stock options	145	—	—	145
Dividends paid	(1,077)	—	—	(1,077)
Net cash provided by (used for) financing activities	(932)	—	206	(726)
Effect of exchange rate change on cash	—	—	(14,530)	(14,530)
Net increase (decrease) in cash and cash equivalents	12,416	—	(13,679)	(1,263)
Cash and cash equivalents, beginning of period	129,985	4	71,462	201,451
Cash and cash equivalents, end of period	$142,401	$4	$57,783	$200,188

TITAN INTERNATIONAL, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Description	Balance at beginning of year	Additions to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2017
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$3,344	$(362)	$(8)	$2,974

Year ended December 31, 2016
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$4,527	$224	$(1,407)	$3,344

Year ended December 31, 2015
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$5,706	$1,414	$(2,593)	$4,527

S- 1