Form 10-Q
period 2018-03-31
TITAN INTERNATIONAL INC
filed 2018-05-03
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: March 31, 2018
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

Indicate the number of shares of Titan International, Inc. outstanding: 59,822,781 shares common stock, $0.0001 par value, as of April 25, 2018.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended
	March 31,
	2018	2017

Net sales	$425,382	$357,501
Cost of sales	365,821	317,300
Gross profit	59,561	40,201
Selling, general and administrative expenses	35,921	41,338
Research and development expenses	2,877	2,843
Royalty expense	2,663	2,609
Income (loss) from operations	18,100	(6,589)
Interest expense	(7,518)	(7,721)
Foreign exchange (loss) gain	(4,432)	4,490
Other income	7,750	2,677
Income (loss) before income taxes	13,900	(7,143)
(Benefit) provision for income taxes	(786)	3,442
Net income (loss)	14,686	(10,585)
Net (loss) income attributable to noncontrolling interests	(1,679)	868
Net income (loss) attributable to Titan	16,365	(11,453)
Redemption value adjustment	(2,343)	941
Net income (loss) applicable to common shareholders	$14,022	$(10,512)

Earnings per common share:
Basic	$0.23	$(0.18)
Diluted	$0.23	$(0.18)
Average common shares and equivalents outstanding:
Basic	59,711	58,572
Diluted	59,876	58,572

Dividends declared per common share:	$0.005	$0.005

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	March 31,
	2018	2017
Net income (loss)	$14,686	$(10,585)
Currency translation adjustment	8,062	11,019
Pension liability adjustments, net of tax of $(54) and $(14), respectively	883	733
Comprehensive income	23,631	1,167
Net comprehensive (loss) income attributable to redeemable and noncontrolling interests	(1,040)	2,783
Comprehensive income (loss) attributable to Titan	$24,671	$(1,616)

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	March 31, 2018	December 31, 2017

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$112,429	$143,570
Accounts receivable, net	294,505	226,703
Inventories	368,435	339,836
Prepaid and other current assets	75,561	73,084
Total current assets	850,930	783,193
Property, plant and equipment, net	417,426	421,248
Deferred income taxes	1,907	3,779
Other assets	82,792	81,892
Total assets	$1,353,055	$1,290,112

Liabilities
Current liabilities
Short-term debt	$55,171	$43,651
Accounts payable	227,954	195,497
Other current liabilities	130,284	133,774
Total current liabilities	413,409	372,922
Long-term debt	407,608	407,171
Deferred income taxes	14,376	13,545
Other long-term liabilities	70,248	73,197
Total liabilities	905,641	866,835

Redeemable noncontrolling interest	115,369	113,193

Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 60,715,356 issued, 59,810,770 outstanding at March 2018 and 59,800,559 outstanding at December 2017)	—	—
Additional paid-in capital	529,480	531,708
Retained deficit	(27,868)	(44,022)
Treasury stock (at cost, 904,586 and 914,797 shares, respectively)	(8,515)	(8,606)
Stock reserved for deferred compensation	(1,075)	(1,075)
Accumulated other comprehensive loss	(148,770)	(157,076)
Total Titan shareholders’ equity	343,252	320,929
Noncontrolling interests	(11,207)	(10,845)
Total equity	332,045	310,084
Total liabilities and equity	$1,353,055	$1,290,112

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings (deficit)	Treasury stock	Treasury stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2018	59,800,559	$531,708	$(44,022)	$(8,606)	$(1,075)	$(157,076)	$320,929	$(10,845)	$310,084
Net income (loss) *			16,365				16,365	(1,164)	15,201
Currency translation adjustment, net *						7,423	7,423	291	7,714
Pension liability adjustments, net of tax						883	883		883
Dividends declared			(299)				(299)		(299)
Accounting standards adoption			88				88	35	123
Redemption value adjustment		(2,343)					(2,343)		(2,343)
Stock-based compensation		73					73		73
VIE contributions							—	476	476
Issuance of treasury stock under 401(k) plan	10,211	42		91			133		133
Balance March 31, 2018	59,810,770	$529,480	$(27,868)	$(8,515)	$(1,075)	$(148,770)	$343,252	$(11,207)	$332,045

* Net income (loss) excludes $(515) of net loss attributable to redeemable noncontrolling interest. Currency translation adjustment excludes $348 of currency translation related to redeemable noncontrolling interest.

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2018	2017
Net income (loss)	$14,686	$(10,585)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	15,330	14,466
Deferred income tax provision	2,510	715
Stock-based compensation	73	204
Issuance of treasury stock under 401(k) plan	133	131
Foreign currency translation loss (gain)	3,769	(1,342)
(Increase) decrease in assets:
Accounts receivable	(65,854)	(48,180)
Inventories	(26,115)	(14,547)
Prepaid and other current assets	(2,142)	2,641
Other assets	252	(251)
Increase (decrease) in liabilities:
Accounts payable	29,793	34,313
Other current liabilities	(4,421)	7,425
Other liabilities	(3,697)	471
Net cash used for operating activities	(35,683)	(14,539)
Cash flows from investing activities:
Capital expenditures	(7,807)	(8,389)
Other	794	574
Net cash used for investing activities	(7,013)	(7,815)
Cash flows from financing activities:
Proceeds from borrowings	16,480	14,635
Payment on debt	(5,720)	(10,216)
Dividends paid	(299)	(271)
Net cash provided by financing activities	10,461	4,148
Effect of exchange rate changes on cash	1,094	1,537
Net increase in cash and cash equivalents	(31,141)	(16,669)
Cash and cash equivalents, beginning of period	143,570	147,827
Cash and cash equivalents, end of period	$112,429	$131,158

Supplemental information:
Interest paid	$792	$2,458
Income taxes paid, net of refunds received	$2,508	$648
Noncash investing and financing information:
Issuance of common stock for convertible debt payment	$—	$58,460

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Titan International, Inc. and its subsidiaries (Titan or the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal, and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of March 31, 2018, and the results of operations and cash flows for the three months ended March 31, 2018 and 2017, and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.5% senior secured notes due 2023 (senior secured notes) were carried at cost of $394.5 million at March 31, 2018. The fair value of the senior secured notes at March 31, 2018, as obtained through an independent pricing source, was approximately $412.0 million.

Cash dividends
The Company declared cash dividends of $0.005 per share of common stock for each of the three months ended March 31, 2018 and 2017. The first quarter 2018 cash dividend of $0.005 per share of common stock was paid on April 16, 2018, to shareholders of record on March 29, 2018.

New accounting standards:

Adoption of new accounting standards
The Company adopted FASB Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers" (the New Revenue Standard), effective January 1, 2018, using the modified retrospective approach. ASC 606 prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle:

•	Identify the contract(s) with a customer

•	Identify the performance obligations

•	Determine the transaction price

•	Allocate the transaction price

•	Recognize revenue when the performance obligations are met

The Company compared its current revenue recognition policies to the requirements of the New Revenue Standard. Titan recognizes revenue when the performance obligations specified in the Company's contracts have been satisfied. Titan's contracts typically contain a single performance obligation that is fulfilled on the date of delivery based on shipping terms stipulated in the contract. As of March 31, 2018, none of the Company's contracts contained a financing option and Titan did not have any contract assets or liabilities. The table below presents the cumulative effect of the adoption of the New Revenue Standard on select accounts of Titan's condensed consolidated balance sheet at March 31, 2018 (amounts in thousands):

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Balance at December 31, 2017	New Revenue Standard Adjustments	Balance at January 1, 2018
Assets
Inventories	$339,836	$(390)	$339,446
Liabilities
Other current liabilities	133,774	(513)	133,261
Equity
Retained (deficit) earnings	(44,022)	88	(43,934)
Noncontrolling interests	(10,845)	35	(10,810)

Disaggregated Revenues
The following table presents revenues disaggregated by the major markets Titan serves (amounts in thousands):

	Three months ended
	March 31,
	2018	2017
Net sales
Agricultural	$194,166	$180,516
Earthmoving/construction	188,733	135,619
Consumer	42,483	41,366
	$425,382	$357,501

The Company adopted Accounting Standards Update (ASU) No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" on January 1, 2018, using the retrospective transition method. This standard changed the presentation of net periodic pension and postretirement benefit cost (net benefit cost) within the Statement of Operations. Under the previous guidance, net benefit cost was reported as an employee cost within operating income. The amendment requires the bifurcation of net benefit cost, with the service cost component to be presented with other employee compensation costs in operating income while the other components will be reported separately outside of income from operations. The adoption of this accounting standard resulted in a change in certain previously reported amounts, whereby the Company reclassed $0.5 million of non-service cost from Cost of Sales to Other Income on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2017. See Note 5 - Employee Benefit Plans in Part I, Item 1 of this Form 10-Q for further discussion.

In May 2017, the FASB issued ASU No. 2017-09, "Stock Compensation (Topic 718): Scope of Modification Accounting." This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Disclosure requirements under Topic 718 remain unchanged. The Company adopted ASU 2017-09, effective as of January 1, 2018. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements; no changes were made to the terms or conditions of share-based payments.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The Company adopted this guidance effective January 1, 2018, with no resulting changes to the Company's consolidated financial statements.

Accounting standards issued but not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This update was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The primary effect of adopting the new standard will be to record assets and obligations for the Company's operating leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-02.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2018-02.

2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of the dates set forth below (amounts in thousands):

	March 31, 2018	December 31, 2017
Accounts receivable	$297,106	$229,677
Allowance for doubtful accounts	(2,601)	(2,974)
Accounts receivable, net	$294,505	$226,703

Accounts receivable are reduced by an estimated allowance for doubtful accounts which is based on known risks and historical losses.

3. INVENTORIES

Inventories consisted of the following as of the dates set forth below (amounts in thousands):

	March 31, 2018	December 31, 2017
Raw material	$91,507	$83,541
Work-in-process	42,326	40,525
Finished goods	234,602	215,770
	$368,435	$339,836

Inventories are valued at the lower of cost or net realizable value. Net realizable value is estimated based on current selling prices. Inventory costs are calculated using the first-in, first-out (FIFO) method or average cost method. Estimated provisions are established for slow-moving and obsolete inventory.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following as of the dates set forth below (amounts in thousands):

	March 31, 2018	December 31, 2017
Land and improvements	$47,548	$46,998
Buildings and improvements	266,586	264,078
Machinery and equipment	605,747	598,411
Tools, dies and molds	110,675	108,649
Construction-in-process	10,745	15,349
	1,041,301	1,033,485
Less accumulated depreciation	(623,875)	(612,237)
	$417,426	$421,248

Depreciation on property, plant and equipment for the three months ended March 31, 2018 and 2017, totaled $14.4 million and $13.5 million, respectively.

Capital leases included in property, plant, and equipment consisted of the following as of the dates set forth below (amounts in thousands):

	March 31, 2018	December 31, 2017
Buildings and improvements	$4,170	$4,056
Less accumulated amortization	(2,385)	(2,294)
	$1,785	$1,762

Machinery and equipment	$33,443	$32,379
Less accumulated amortization	(28,039)	(27,260)
	$5,404	$5,119

5. INTANGIBLE ASSETS

The components of intangible assets consisted of the following as of the dates set forth below (amounts in thousands):

	Weighted Average Useful Lives (in years) March 31, 2018	March 31, 2018	December 31, 2017
Amortizable intangible assets:
Customer relationships	9.4	$14,237	$13,922
Patents, trademarks and other	7.4	15,288	15,208
Total at cost		29,525	29,130
Less accumulated amortization		(15,006)	(13,855)
		$14,519	$15,275

Amortization related to intangible assets for each of the three months ended March 31, 2018 and 2017, totaled $0.7 million. Intangible assets are included as a component of other assets in the Condensed Consolidated Balance Sheet.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The estimated aggregate amortization expense at March 31, 2018, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

April 1 - December 31, 2018	$1,775
2019	2,306
2020	2,285
2021	1,494
2022	1,067
Thereafter	5,592
$14,519

6. WARRANTY

Changes in the warranty liability consisted of the following (amounts in thousands):

	2018	2017
Warranty liability, January 1	$18,612	$17,926
Provision for warranty liabilities	1,898	1,864
Warranty payments made	(1,336)	(1,589)
Warranty liability, March 31	$19,174	$18,201

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

7. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following as of the dates set forth below (amounts in thousands):

	March 31, 2018
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(5,509)	$394,491
Titan Europe credit facilities	32,485	—	32,485
Other debt	35,032	—	35,032
Capital leases	771	—	771
Total debt	468,288	(5,509)	462,779
Less amounts due within one year	55,171	—	55,171
Total long-term debt	$413,117	$(5,509)	$407,608

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2017
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(5,716)	$394,284
Titan Europe credit facilities	33,485	—	33,485
Other debt	22,564	—	22,564
Capital leases	489	—	489
Total debt	456,538	(5,716)	450,822
Less amounts due within one year	43,651	—	43,651
Total long-term debt	$412,887	$(5,716)	$407,171

Aggregate principal maturities of long-term debt at March 31, 2018, for each of the years (or other periods) set forth below were as follows (amounts in thousands):

April 1 - December 31, 2018	$24,141
2019	39,371
2020	3,379
2021	715
2022	275
Thereafter	400,407
$468,288

6.50% senior secured notes due 2023
The senior secured notes are due November 2023. Including the impact of debt issuance costs, these notes had an effective yield of 6.79% at issuance. These notes will be secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois. The outstanding principal balance for these notes was $400.0 million at March 31, 2018.

Titan Europe credit facilities
The Titan Europe credit facilities contain borrowings from various institutions totaling $32.5 million in aggregate principal amount at March 31, 2018. Maturity dates on this debt range from less than one year to nine years and interest rates range from 5% to 6.9%. The Titan Europe facilities are secured by the assets of Titan's subsidiaries in Italy, Spain, Germany, and Brazil.

Revolving credit facility
The Company has a $75 million revolving credit facility (credit facility) with agent BMO Harris Bank N.A. and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and is scheduled to mature in February 2022. From time to time Titan's availability under this credit facility may be less than $75 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At March 31, 2018, an outstanding letter of credit under the credit facility totaled $12.5 million and the amount available under the facility totaled $62.5 million based upon eligible accounts receivable and inventory balances. During the first three months of 2018 and at March 31, 2018, there were no borrowings under the credit facility.

Other debt
The Company has working capital loans at Titan Pneus do Brasil Ltda and Voltyre-Prom at various interest rates, which totaled $5.8 million and $29.2 million at March 31, 2018, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is recorded as an offset to currency exchange gain/loss. For the three months ended March 31, 2018, the Company recorded currency exchange loss related to these derivatives of $0.3 million.

9. REDEEMABLE NONCONTROLLING INTEREST

The Company, in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF), owns all of the equity interests in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia. The Company is party to a shareholders' agreement with OEP and RDIF which was entered into in connection with acquisition of Voltyre-Prom. The agreement contains a settlement put option which is exercisable during a six-month period beginning July 9, 2018, and may require Titan to purchase the indirect equity interests from OEP and RDIF in Voltyre-Prom with cash or Titan common stock, at a value set by the agreement. The value set by the agreement is the greater of: the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8%; or the last twelve months of EBITDA multiplied by 5.5 less net debt times the selling party's ownership percentage. As of March 31, 2018, the value of the redeemable noncontrolling interest held by OEP and RDIF has been recorded at the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8%.

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
The following is a reconciliation of redeemable noncontrolling interest as of March 31, 2018 and 2017 (amounts in thousands):

	2018	2017
Balance at January 1	$113,193	$104,809
Income attributable to redeemable noncontrolling interest	(515)	620
Currency translation	348	2,337
Redemption value adjustment	2,343	(941)
Balance at March 31	$115,369	$106,825

This obligation approximates the cost to the Company if all remaining equity interests in the consortium were purchased by the Company on March 31, 2018, and is presented in the Condensed Consolidated Balance Sheet in redeemable noncontrolling interest, which is treated as mezzanine equity.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance, and insurance by the Company.

At March 31, 2018, future minimum rental commitments under noncancellable operating leases with initial terms of at least one year were as follows (amounts in thousands):

April 1 - December 31, 2018	$5,896
2019	7,036
2020	4,649
2021	3,514
2022	2,782
Thereafter	6,099
Total future minimum lease payments	$29,976

At March 31, 2018, the Company had assets held as capital leases with a net book value of $7.2 million included in property, plant and equipment. At March 31, 2018, total future capital lease obligations relating to these leases were as follows (amounts in thousands):

April 1 - December 31, 2018	$192
2019	351
2020	67
2021	47
2022	50
Thereafter	61
Total future capital lease obligation payments	768
Less amount representing interest	(5)
Present value of future capital lease obligation payments	$763

11. EMPLOYEE BENEFIT PLANS
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $0.8 million to the pension plans during the three months ended March 31, 2018, and expects to contribute approximately $4.5 million to the pension plans during the remainder of 2018.

The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended
	March 31,
	2018	2017
Service cost	$137	$225
Interest cost	1,083	1,171
Expected return on assets	(1,492)	(1,369)
Amortization of unrecognized prior service cost	50	34
Amortization of net unrecognized loss	676	674
Net periodic pension cost	$454	$735

Service cost is recorded as cost of sales in the statement of operations while all other components are recorded in other income.

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

As the primary beneficiary of these variable interest entities (VIEs), the entities’ assets, liabilities, and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in “Net (loss) income attributable to noncontrolling interests” in the Condensed Consolidated Statements of Operations and “Noncontrolling interests” in the Condensed Consolidated Balance Sheets.

The following table summarizes the carrying amount of the entities’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets at March 31, 2018, and December 31, 2017 (amounts in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$7,652	$10,621
Inventory	17,671	13,494
Other current assets	50,135	36,334
Property, plant and equipment, net	33,686	33,717
Other noncurrent assets	4,431	4,250
Total assets	$113,575	$98,416

Current liabilities	$47,390	$32,172
Noncurrent liabilities	8,555	8,291
Total liabilities	$55,945	$40,463

All assets in the above table can only be used to settle obligations of the consolidated VIE to which the respective assets relate. Liabilities are nonrecourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

The Company holds a variable interest in certain VIEs which are not consolidated because Titan is not the primary beneficiary. The Company's involvement with these entities is in the form of direct equity interests and prepayments and purchases of materials. The maximum exposure to loss represents the loss of assets recognized by Titan relating to non-consolidated entities and amounts due to the non-consolidated assets. The assets and liabilities recognized in Titan's Condensed Consolidated Balance Sheets related to Titan's interest in these non-consolidated VIEs and the Company's maximum exposure to loss relating to non-consolidated VIEs as of the dates set forth below were as follows (amounts in thousands):

	March 31, 2018	December 31, 2017
Investments	$3,834	$3,823
Other current assets	1,316	1,261
Total VIE assets	5,150	5,084
Accounts payable	1,264	1,413
Maximum exposure to loss	$6,414	$6,497

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements expire in 2025. The North American and Latin American farm tire royalties were prepaid through March 2018 as a part of the 2011 Goodyear Latin American farm tire acquisition. The Company also has a trademark license agreement with Goodyear to manufacture and sell certain non-farm tire products in Latin America which expires June 2019. Royalty expenses recorded were $2.7 million and $2.6 million for the three months ended March 31, 2018 and 2017, respectively.

14. OTHER INCOME

Other income consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended
	March 31,
	2018	2017
Equity investment income	$1,116	$810
Interest income	617	973
Building rental income	578	600
Gain (loss) on sale of assets	181	(262)
Discount amortization on prepaid royalty	172	328
Investment gain related to investments for deferred compensation	121	850
Other income (expense)	4,965	(622)
	$7,750	$2,677

15. INCOME TAXES

The Company recorded income tax (benefit) expense of $(0.8) million and $3.4 million for the quarters ended March 31, 2018 and 2017, respectively. The Company's effective income tax rate was (6)% and (48)% for the three months ended March 31, 2018 and 2017, respectively.

The Company’s 2018 income tax expense and rate differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of reduction of the liability for unrecognized tax positions and U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the three months ended March 31, 2018.

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

The Company continues to monitor the realization of its deferred tax assets and assesses the need for a valuation allowance. The Company analyzes available positive and negative evidence to determine if a valuation allowance is needed based on the weight of the evidence. This objectively verifiable evidence primarily includes the past three years' profit and loss positions. This process requires management to make estimates, assumptions, and judgments that are uncertain in nature. The Company has established valuation allowances with respect to deferred tax assets in U.S. and certain foreign jurisdictions and continues to monitor and assess potential valuation allowances in all its jurisdictions.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The 2017 Tax Cuts and Jobs Act (2017 TCJA) was enacted on December 22, 2017. The 2017 TCJA includes a number of changes to the Internal Revenue Code including a one-time transition tax on the mandatory deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory income tax rate from 35% to 21%, effective on January 1, 2018.  The 2017 TCJA also created a new requirement that certain income (i.e., GILTI - global intangible low taxed income) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder.  Consistent with guidance issued by SEC Staff Accounting Bulletin (SAB) No. 118, which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 TCJA, the Company has provisionally recorded no additional income tax expense related to the one-time mandatory deemed repatriation provision of the 2017 TCJA. For 2018, the Company has estimated an amount of GILTI income which is included in the calculation of 2018 income tax expense. This GILTI income inclusion, however, is fully offset by a change in the valuation allowance. The remeasurement of the U.S. net deferred asset from the 2017 corporate income tax rate change was fully offset by a change in the valuation allowance in 2017.

16. EARNINGS PER SHARE

Earnings per share (EPS) were as follows for the periods presented below (amounts in thousands, except per share data):

	Three months ended
	March 31,
	2018	2017

Net income (loss) attributable to Titan	$16,365	$(11,453)
Redemption value adjustment	(2,343)	941
Net income (loss) applicable to common shareholders	$14,022	$(10,512)
Determination of shares:
Weighted average shares outstanding (basic)	59,711	58,572
Effect of stock options/trusts	166	—
Weighted average shares outstanding (diluted)	59,876	58,572
Earnings per share:
Basic and diluted	0.23	(0.18)

The effect of stock options, shares held by certain trusts, and convertible notes has been excluded from the calculation of EPS for the three months ended March 31, 2017, as the effect would have been antidilutive. The weighted average share amount excluded for stock options and shares held by certain trusts was 0.2 million for the three months ended March 31, 2017. The weighted average share amount excluded for convertible notes totaled 1.0 million shares for the three months ended March 31, 2017.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At March 31, 2018, two of Titan’s subsidiaries were involved in litigation concerning environmental laws and regulations.

In June 2015, Titan Tire and Dico, Inc. (Dico) appealed a U.S. District Court order granting the U.S. motion for summary judgment that found Dico liable for violating the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) and an Environmental Protection Agency (EPA) Administrative Order and awarded response costs, civil penalties and punitive damages.

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

Titan Tire and Dico are appealing the case to the United States Court of Appeals for the Eighth Circuit. The Notice of Appeal was filed on November 2, 2017, and the Appellants' brief was filed on February 26, 2018. While the Company believes it has meritorious arguments, the outcome of this appeal cannot be predicted. An appeal bond was secured to stay the execution of any collection actions underlying judgment pending the outcome of the appeal.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The table below presents information about certain operating results, separated by market segments, for each of the three months ended March 31, 2018 and 2017 (amounts in thousands):

	Three months ended
	March 31,
	2018	2017
Net sales
Agricultural	$194,166	$180,516
Earthmoving/construction	188,733	135,619
Consumer	42,483	41,366
	$425,382	$357,501
Gross profit
Agricultural	$29,961	$21,879
Earthmoving/construction	22,462	12,898
Consumer	7,138	5,424
	$59,561	$40,201
Income (loss) from operations
Agricultural	$21,321	$12,746
Earthmoving/construction	9,953	1,062
Consumer	3,947	1,514
Corporate & Unallocated	(17,121)	(21,911)
Income (loss) from operations	18,100	(6,589)

Interest expense	(7,518)	(7,721)
Foreign exchange (loss) gain	(4,432)	4,490
Other income, net	7,750	2,677
Income (loss) before income taxes	$13,900	$(7,143)

Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	March 31, 2018	December 31, 2017
Total assets
Agricultural	$514,093	$444,783
Earthmoving/construction	561,926	537,855
Consumer	143,624	157,133
Corporate & Unallocated	133,412	150,341
	$1,353,055	$1,290,112

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

19. FAIR VALUE MEASUREMENTS

Accounting standards for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following as of the dates set forth below (amounts in thousands):

	March 31, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Contractual obligation investments	$12,514	$12,514	$—	$—	$12,393	$12,393	$—	$—
Derivative financial instruments asset	208	—	208	—	458	—	458	—
Preferred stock	124	—	—	124	154	—	—	154
Total	$12,846	$12,514	$208	$124	$13,005	$12,393	$458	$154

The following table presents the changes, during the three months ended March 31, 2018, in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2017	$154
Total unrealized losses	(30)
Balance as of March 31, 2018	$124

The preferred stock was valued based on the book value of the common stock into which it can be converted.

20. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Board of Directors of the Company, Mr. Maurice Taylor. The related party is Mr. Fred Taylor, who is Mr. Maurice Taylor’s brother. The companies with which Mr. Fred Taylor is associated that do business with Titan include the following: Blackstone OTR, LLC; F.B.T. Enterprises, Inc.; Green Carbon, Inc.; Silverstone, Inc.; and OTR Wheel Engineering, Inc.  Sales of Titan products to these companies were approximately $0.3 million for the three months ended March 31, 2018, as compared to $0.5 million for the three months ended March 31, 2017. Titan had trade receivables due from these companies of approximately $0.2 million at March 31, 2018, and approximately $0.4 million at December 31, 2017.  Titan had product purchases from these companies of approximately $0.2 million for the three months ended March 31, 2018, as compared to purchases of approximately $0.1 million for the three months ended March 31, 2017. Sales commissions paid to the above companies were approximately $0.6 million for the three months ended March 31, 2018, as compared to $0.4 million for the three months ended March 31, 2017.

The Company sells products to Valuepart and Track Solutions Pty Ltd., which is controlled by relatives of a member of management of a Titan subsidiary. Sales of Titan products to this company were approximately $0.0 million for the three months ended March 31, 2018.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

21. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2018	$(132,949)	$(24,127)	$(157,076)
Currency translation adjustments	7,423	—	7,423
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior service cost, net of tax of $(54)	—	883	883
Balance at March 31, 2018	$(125,526)	$(23,244)	$(148,770)

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

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended March 31, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$170,759	$254,623	$—	$425,382
Cost of sales	108	141,530	224,183	—	365,821
Gross (loss) profit	(108)	29,229	30,440	—	59,561
Selling, general and administrative expenses	1,196	15,275	19,450	—	35,921
Research and development expenses	240	986	1,651	—	2,877
Royalty expense	253	1,513	897	—	2,663
(Loss) income from operations	(1,797)	11,455	8,442	—	18,100
Interest expense	(6,813)	—	(705)	—	(7,518)
Intercompany interest income (expense)	624	1,013	(1,637)	—	—
Foreign exchange loss	—	(8)	(4,424)	—	(4,432)
Other income (expense)	5,669	(165)	2,246	—	7,750
(Loss) income before income taxes	(2,317)	12,295	3,922	—	13,900
(Benefit) provision for income taxes	(10,066)	4,260	5,020	—	(786)
Equity in earnings of subsidiaries	6,938	—	4,337	(11,275)	—
Net income (loss)	14,687	8,035	3,239	(11,275)	14,686
Net loss noncontrolling interests	—	—	(1,679)	—	(1,679)
Net income (loss) attributable to Titan	$14,687	$8,035	$4,918	$(11,275)	$16,365

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended March 31, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$143,836	$213,665	$—	$357,501
Cost of sales	69	126,421	190,810	—	317,300
Gross (loss) profit	(69)	17,415	22,855	—	40,201
Selling, general and administrative expenses	4,871	17,271	19,196	—	41,338
Research and development expenses	—	903	1,940	—	2,843
Royalty expense	417	1,294	898	—	2,609
(Loss) income from operations	(5,357)	(2,053)	821	—	(6,589)
Interest expense	(7,445)	—	(276)	—	(7,721)
Intercompany interest income (expense)	581	—	(581)	—	—
Foreign exchange gain	—	—	4,490		4,490
Other income (loss)	1,280	(436)	1,833	—	2,677
(Loss) income before income taxes	(10,941)	(2,489)	6,287	—	(7,143)
Provision for income taxes	1,676	174	1,592	—	3,442
Equity in earnings of subsidiaries	4,976	—	(4,723)	(253)	—
Net loss	(7,641)	(2,663)	(28)	(253)	(10,585)
Net income noncontrolling interests	—	—	868	—	868
Net loss attributable to Titan	$(7,641)	$(2,663)	$(896)	$(253)	$(11,453)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Three Months Ended March 31, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$14,687	$8,035	$3,239	$(11,275)	$14,686
Currency translation adjustment	8,062	—	8,062	(8,062)	8,062
Pension liability adjustments, net of tax	883	646	237	(883)	883
Comprehensive income (loss)	23,632	8,681	11,538	(20,220)	23,631
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(1,040)	—	(1,040)
Comprehensive income (loss) attributable to Titan	$23,632	$8,681	$12,578	$(20,220)	$24,671

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Three Months Ended March 31, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(7,641)	$(2,663)	$(28)	$(253)	$(10,585)
Currency translation adjustment	11,019	—	11,019	(11,019)	11,019
Pension liability adjustments, net of tax	733	625	108	(733)	733
Comprehensive income (loss)	4,111	(2,038)	11,099	(12,005)	1,167
Net comprehensive income attributable to redeemable and noncontrolling interests	—	—	2,783	—	2,783
Comprehensive income (loss) attributable to Titan	$4,111	$(2,038)	$8,316	$(12,005)	$(1,616)

(Amounts in thousands)	Condensed Consolidating Balance Sheets March 31, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$45,883	$9	$66,537	$—	$112,429
Accounts receivable, net	—	80,597	213,908	—	294,505
Inventories	—	104,758	263,677	—	368,435
Prepaid and other current assets	16,900	19,779	38,882	—	75,561
Total current assets	62,783	205,143	583,004	—	850,930
Property, plant and equipment, net	1,451	106,681	309,294	—	417,426
Investment in subsidiaries	753,962	—	78,214	(832,176)	—
Other assets	6,525	919	77,255	—	84,699
Total assets	$824,721	$312,743	$1,047,767	$(832,176)	$1,353,055
Liabilities and Equity
Short-term debt	$—	$—	$55,171	$—	$55,171
Accounts payable	1,668	28,160	198,126	—	227,954
Other current liabilities	32,856	31,416	66,012	—	130,284
Total current liabilities	34,524	59,576	319,309	—	413,409
Long-term debt	394,490	—	13,118	—	407,608
Other long-term liabilities	9,424	15,525	59,675	—	84,624
Intercompany accounts	34,483	(272,561)	238,078	—	—
Redeemable noncontrolling interest	—	—	115,369	—	115,369
Titan shareholders' equity	351,800	510,203	313,425	(832,176)	343,252
Noncontrolling interests	—	—	(11,207)	—	(11,207)
Total liabilities and equity	$824,721	$312,743	$1,047,767	$(832,176)	$1,353,055

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Balance Sheets December 31, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$59,740	$13	$83,817	$—	$143,570
Accounts receivable, net	—	54,009	172,694	—	226,703
Inventories	—	96,036	243,800	—	339,836
Prepaid and other current assets	17,789	20,917	34,378	—	73,084
Total current assets	77,529	170,975	534,689	—	783,193
Property, plant and equipment, net	2,466	110,470	308,312	—	421,248
Investment in subsidiaries	766,777	—	74,003	(840,780)	—
Other assets	6,389	967	78,315	—	85,671
Total assets	$853,161	$282,412	$995,319	$(840,780)	$1,290,112
Liabilities and Equity
Short-term debt	$—	$—	$43,651	$—	$43,651
Accounts payable	4,258	20,787	170,452	—	195,497
Other current liabilities	38,495	30,170	65,109	—	133,774
Total current liabilities	42,753	50,957	279,212	—	372,922
Long-term debt	394,284	—	12,887	—	407,171
Other long-term liabilities	11,544	16,458	58,740	—	86,742
Intercompany accounts	75,103	(286,525)	211,422	—	—
Redeemable noncontrolling interest	—	—	113,193	—	113,193
Titan shareholders' equity	329,477	501,522	330,710	(840,780)	320,929
Noncontrolling interests	—	—	(10,845)	—	(10,845)
Total liabilities and equity	$853,161	$282,412	$995,319	$(840,780)	$1,290,112

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Three Months Ended March 31, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(13,778)	$1,375	$(23,280)	$(35,683)
Cash flows from investing activities:
Capital expenditures	—	(1,380)	(6,427)	(7,807)
Other, net	220	1	573	794
Net cash provided by (used for) investing activities	220	(1,379)	(5,854)	(7,013)
Cash flows from financing activities:
Proceeds from borrowings	—	—	16,480	16,480
Payment on debt	—	—	(5,720)	(5,720)
Dividends paid	(299)	—	—	(299)
Net cash (used for) provided by financing activities	(299)	—	10,760	10,461
Effect of exchange rate change on cash	—	—	1,094	1,094
Net decrease in cash and cash equivalents	(13,857)	(4)	(17,280)	(31,141)
Cash and cash equivalents, beginning of period	59,740	13	83,817	143,570
Cash and cash equivalents, end of period	$45,883	$9	$66,537	$112,429

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Three Months Ended March 31, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(10,008)	$1,541	$(6,072)	$(14,539)
Cash flows from investing activities:
Capital expenditures	(358)	(1,588)	(6,443)	(8,389)
Other, net	—	47	527	574
Net cash used for investing activities	(358)	(1,541)	(5,916)	(7,815)
Cash flows from financing activities:
Proceeds from borrowings	—	—	14,635	14,635
Payment on debt	(3,393)	—	(6,823)	(10,216)
Dividends paid	(271)	—	—	(271)
Net cash (used for) provided by financing activities	(3,664)	—	7,812	4,148
Effect of exchange rate change on cash	—	—	1,537	1,537
Net decrease in cash and cash equivalents	(14,030)	—	(2,639)	(16,669)
Cash and cash equivalents, beginning of period	86,190	9	61,628	147,827
Cash and cash equivalents, end of period	$72,160	$9	$58,989	$131,158

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of the financial statements included in this quarterly report with a narrative from the perspective of the management of Titan International, Inc. (Titan or the Company) on Titan's financial condition, results of operations, liquidity, and other factors which may affect the Company's future results. The MD&A in this quarterly report should be read in conjunction with the condensed consolidated financial statements and other financial information included elsewhere in this quarterly report and the MD&A and audited consolidated financial statements and related notes in Titan's annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 23, 2018.

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

•	Availability and price of raw materials;

•	Levels of operating efficiencies;

•	The effects of the Company's indebtedness and its compliance with the terms thereof;

•	Changes in the interest rate environment and their effects on the Company's outstanding indebtedness;

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

•	Unfavorable product liability and warranty claims;

•	Actions of domestic and foreign governments, including the imposition of additional tariffs;

•	Geopolitical and economic uncertainties relating to the countries in which the Company operates or does business;

•	Risks associated with acquisitions, including difficulty in integrating operations and personnel, disruption of ongoing business, and increased expenses;

•	Results of investments;

•	The effects of potential processes to explore various strategic transactions, including potential dispositions;

•	Fluctuations in currency translations;

•	Climate change and related laws and regulations;

•	Risks associated with environmental laws and regulations;

•	Risks relating to our manufacturing facilities, including that any of our material facilities may become inoperable; and

•	Risks related to financial reporting, internal controls, tax accounting, and information systems.
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

OVERVIEW
Titan International, Inc., together with its subsidiaries, is a global wheel, tire, and undercarriage industrial manufacturer and supplier that services customers across its target markets. As a leading manufacturer in the off-highway industry, Titan produces a broad range of products to meet the specifications of original equipment manufacturers (OEMs) and aftermarket customers in the agricultural, earthmoving/construction, and consumer markets. As a manufacturer of both wheels and tires, the Company is uniquely positioned to offer customers added value through complete wheel and tire assemblies.

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

The Company’s major OEM customers include large manufacturers of off-highway equipment such as AGCO Corporation, Caterpillar Inc., CNH Global N.V., Deere & Company, Hitachi, Ltd., Kubota Corporation, Liebherr, and Volvo, in addition to many other off-highway equipment manufacturers.  The Company distributes products to OEMs, independent and OEM-affiliated dealers, and through a network of distribution facilities.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The table below provides highlights for the three months ended March 31, 2018, compared to the same period of 2017 (amounts in thousands, except earnings per share):

	Three months ended
	March 31,
	2018	2017	% Increase (Decrease)
Net sales	$425,382	$357,501	19%
Gross profit	59,561	40,201	48%
Income (loss) from operations	18,100	(6,589)	375%
Net income (loss)	14,686	(10,585)	239%
Basic earnings per share	0.23	(0.18)	228%

The Company recorded net sales of $425.4 million for the first quarter of 2018, which were 19% higher than first quarter 2017 net sales of $357.5 million, primarily as a result of an increase in net sales in the earthmoving/construction segment. Overall net sales volume was up 12%. Favorable changes in price/mix increased net sales by 4% and favorable currency translations contributed another 3% increase to net sales.

The Company's gross profit was $59.6 million, or 14.0% of net sales, for the first quarter of 2018, compared to $40.2 million, or 11.2% of net sales, in the comparable period of 2017. The increase in gross profit was driven by increased sales volume and associated manufacturing efficiencies relating to capacity utilization as well as ongoing continuous improvement initiatives focused on lowering costs and increasing efficiencies. Income from operations was $18.1 million for the first quarter of 2018, compared to loss of $6.6 million in the comparable quarter of 2017. Net income was $14.7 million for the first quarter of 2018, compared to loss of $10.6 million in the comparable quarter of 2017. Basic earnings per share was $0.23 in the first quarter of 2018, compared to $(0.18) in the comparable quarter of 2017.

CRITICAL ACCOUNTING ESTIMATES
See “Critical Accounting Estimates” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2017 Form 10-K. Also see Note 1 - Basis of Presentation and Significant Accounting Policies in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of the Company’s updated accounting policies, including with respect to revenue recognition.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Highlights for the three months ended March 31, 2018, compared to 2017 (amounts in thousands):

	Three months ended
	March 31,
	2018	2017	% Increase
Net sales	$425,382	$357,501	19%
Cost of sales	365,821	317,300	15%
Gross profit	$59,561	$40,201	48%
Gross profit as percentage of net sales	14.0%	11.2%

Net Sales
Net sales for the quarter ended March 31, 2018, were $425.4 million, compared to $357.5 million in the comparable quarter of 2017, an increase of 19%, primarily as a result of an increase in net sales in the earthmoving/construction segment. Overall net sales volume was up 12% over the comparable prior year quarter with higher volume across all segments. Favorable changes in price/mix increased net sales by 4% and favorable currency translations contributed another 3% increase to net sales.

Cost of Sales and Gross Profit
Cost of sales was $365.8 million for the quarter ended March 31, 2018, compared to $317.3 million for the comparable quarter in 2017. Gross profit for the first quarter of 2018 was $59.6 million, or 14.0% of net sales, compared to $40.2 million, or 11.2% of net sales, for the first quarter of 2017. The increase in gross profit was driven by increased sales volume and associated manufacturing efficiencies relating to capacity utilization as well as ongoing continuous improvement initiatives focused on lowering costs and increasing efficiencies.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the first quarter of 2018 were $35.9 million, or 8.4% of net sales, compared to $41.3 million, or 11.6% of net sales, for the first quarter of 2017.  The decrease in SG&A resulted from lower legal and non-recurring fees as compared to the first quarter of 2017, as well as management's continuing efforts to reduce SG&A expenses.

Research and Development Expenses
Research and development (R&D) expenses for the first quarter of 2018 were $2.9 million, or 0.7% of net sales, compared to $2.8 million, or 0.8% of net sales, for the first quarter of 2017.

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

Royalty expenses for the first quarter of 2018 were $2.7 million, or 0.6% of net sales, compared to $2.6 million, or 0.7% of net sales, for the first quarter of 2017.

Income (Loss) from Operations
Income from operations for the first quarter of 2018 was $18.1 million, compared to a loss of $6.6 million for the first quarter of 2017.  This change was the net result of the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense
Interest expense was $7.5 million and $7.7 million for the quarters ended March 31, 2018 and 2017, respectively. The decrease in interest expense was primarily due to the reduced interest rate on the Company's refinanced senior secured notes.

Foreign Exchange (Loss) Gain
Foreign exchange loss was $4.4 million for the first quarter of 2018, compared to gain of $4.5 million for the first quarter of 2017.

Other Income
Other income was $7.8 million for the quarter ended March 31, 2018, as compared to $2.7 million in the comparable quarter of 2017.  For the quarter ended March 31, 2018, the Company recorded equity investment income of $1.1 million, interest income of $0.6 million, rental income of $0.6 million, and gain on sale of assets of $0.2 million. For the quarter ended March 31, 2017, the Company recorded interest income of $1.0 million, equity investment income of $0.8 million, rental income of $0.6 million, and a gain related to contractual obligation investments of $0.9 million.

Provision for Income Taxes
The Company recorded income tax (benefit) expense of $(0.8) million and $3.4 million for the quarters ended March 31, 2018 and 2017, respectively. The Company's effective income tax rate was (6)% and (48)% for the quarters ended March 31, 2018 and 2017, respectively.

The Company’s 2018 income tax expense and rate differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of reduction of the liability for unrecognized tax positions and U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the three months ended March 31, 2018.

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

Net Income (Loss)
Net income for the first quarter of 2018 was $14.7 million, compared to net loss of $10.6 million in the comparable quarter of 2017. For the quarters ended March 31, 2018 and 2017, basic and diluted earnings per share were $0.23 and $(0.18), respectively. The Company's higher net income and earnings per share were due to the items previously discussed.

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows (amounts in thousands):

	Three months ended
	March 31,
	2018	2017	% Increase
Net sales	$194,166	$180,516	8%
Gross profit	29,961	21,879	37%
Income from operations	21,321	12,746	67%

Net sales in the agricultural market were $194.2 million for the quarter ended March 31, 2018, as compared to $180.5 million in 2017, an increase of 8%. Higher sales volumes contributed 3% of the increase in net sales, with favorable price/mix increasing net sales by 4% and favorable currency translation contributing an additional 1%.

Gross profit in the agricultural market was $30.0 million for the quarter ended March 31, 2018, as compared to $21.9 million in the comparable quarter of 2017.  Increased net sales volume and the associated manufacturing efficiencies related to capacity utilization drove the overall increase in gross profit. Income from operations in the agricultural market was $21.3 million for the quarter ended March 31, 2018, as compared to $12.7 million in 2017.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows (amounts in thousands):

	Three months ended
	March 31,
	2018	2017	% Increase
Net sales	$188,733	$135,619	39%
Gross profit	22,462	12,898	74%
Income from operations	9,953	1,062	837%

The Company's earthmoving/construction market net sales were $188.7 million for the quarter ended March 31, 2018, as compared to $135.6 million in the comparable quarter 2017, an increase of 39%. The increase in earthmoving/construction sales was driven by increased volume which increased net sales by 29% and favorable currency translation which increased net sales by an additional 7%. Favorable price/mix contributed an additional 3% to net sales.

Gross profit in the earthmoving/construction market was $22.5 million for the quarter ended March 31, 2018, as compared to $12.9 million in the comparable quarter of 2017. The Company's earthmoving/construction market income from operations was $10.0 million for the quarter ended March 31, 2018, as compared to $1.1 million in for the comparable quarter in 2017. The increase in gross profit was driven by increases in aftermarket and OEM net sales and the associated manufacturing efficiencies related to improved capacity utilization.

Consumer Segment Results
Consumer segment results for the periods presented below were as follows (amounts in thousands):

	Three months ended
	March 31,
	2018	2017	% Increase
Net sales	$42,483	$41,366	3%
Gross profit	7,138	5,424	32%
Income from operations	3,947	1,514	161%

Consumer market net sales were $42.5 million for the quarter ended March 31, 2018, as compared to $41.4 million in the comparable quarter of 2017, an increase of approximately 3%. The increase in consumer net sales was primarily from favorable price/mix contributing 8%. Favorable currency translation contributed an additional 1% of net sales while a decrease in volume decreased sales by 6%.

Gross profit from the consumer market was $7.1 million for the quarter ended March 31, 2018, as compared to $5.4 million for the comparable quarter of 2017. Consumer market income from operations was $3.9 million for the quarter ended March 31, 2018, as compared to $1.5 million in for the comparable quarter of 2017.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Segment Summary (amounts in thousands)

Three months ended March 31, 2018	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$194,166	$188,733	$42,483	$—	$425,382
Gross profit	29,961	22,462	7,138	—	59,561
Income (loss) from operations	21,321	9,953	3,947	(17,121)	18,100
Three months ended March 31, 2017
Net sales	$180,516	$135,619	$41,366	$—	$357,501
Gross profit	21,879	12,898	5,424	—	40,201
Income (loss) from operations	12,746	1,062	1,514	(21,911)	(6,589)

Corporate & Unallocated Expenses
Income from operations on a segment basis does not include corporate expenses totaling $17.1 million for the quarter ended March 31, 2018, as compared to $21.9 million for the comparable quarter of 2017. Corporate expenses were composed of selling and marketing expenses of approximately $9 million and $8 million for the quarters ended March 31, 2018 and 2017, respectively; and administrative expenses of approximately $8 million and $14 million for the quarters ended March 31, 2018 and 2017, respectively. The decrease in corporate expenses as compared to the first quarter of 2017 was due to lower non-recurring items, litigation fees and management's continuing efforts to reduce expenses.

MARKET RISK SENSITIVE INSTRUMENTS
The Company's risks related to foreign currencies, commodity prices, and interest rates at March 31, 2018, were consistent with those for 2017. For more information, see the “Market Risk Sensitive Instruments” discussion in the Company's Form 10-K for the fiscal year ended December 31, 2017.

PENSIONS
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. These plans are described further in Part I, Item 1, Notes to Condensed Consolidated Financial Statements: Note 11 - Employee Benefit Plans.

The Company's recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates, and other factors. Certain of these assumptions are determined by the Company with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements, and the carrying value of the related obligations. Titan expects to contribute approximately $4.5 million to these pension plans during the remainder of 2018.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of March 31, 2018, the Company had $112.4 million of cash.

(Amounts in thousands)	March 31,	December 31,
	2018	2017	Change
Cash	$112,429	$143,570	$(31,141)

The cash balance decreased by $31.1 million from December 31, 2017, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Three months ended March 31,
	2018	2017	Change
Net income (loss)	$14,686	$(10,585)	$25,271
Depreciation and amortization	15,330	14,466	864
Deferred income tax provision	2,510	715	1,795
Foreign currency translation loss (gain)	3,769	(1,342)	5,111
Accounts receivable	(65,854)	(48,180)	(17,674)
Inventories	(26,115)	(14,547)	(11,568)
Prepaid and other current assets	(2,142)	2,641	(4,783)
Accounts payable	29,793	34,313	(4,520)
Other current liabilities	(4,421)	7,425	(11,846)
Other liabilities	(3,697)	471	(4,168)
Other operating activities	458	84	374
Cash used for operating activities	$(35,683)	$(14,539)	$(21,144)

In the first three months of 2018, operating activities used $35.7 million of cash, including decreases from accounts receivable of $65.9 million and inventories of $26.1 million, offset by increases from accounts payable of $29.8 million. Included in the net income of $14.7 million were non-cash charges for depreciation and amortization of $15.3 million and foreign currency translation loss of $3.8 million.

Operating cash flows decreased $21.1 million when comparing the first three months of 2018 to the first three months of 2017. The net income in the first three months of 2018 increased $25.3 million from the loss in the first three months of 2017. When comparing the first three months of 2018 to the first three months of 2017, cash flows from operating activities decreased in inventories and accounts receivable by $11.6 million and $17.7 million, respectively.

Summary of the components of cash conversion cycle:

	March 31,	December 31,	March 31,
	2018	2017	2017
Days sales outstanding	63	55	59
Days inventory outstanding	96	98	88
Days payable outstanding	(59)	(56)	(56)
Cash conversion cycle	100	97	91

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Three months ended March 31,
	2018	2017	Change
Capital expenditures	$(7,807)	$(8,389)	$582
Other investing activities	794	574	220
Cash used for investing activities	$(7,013)	$(7,815)	$802

Net cash used for investing activities was $7.0 million in the first three months of 2018, as compared to $7.8 million in the first three months of 2017. The Company invested a total of $7.8 million in capital expenditures in the first three months of 2018, compared to $8.4 million in 2017. The 2018 and 2017 expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan's existing business and maintain existing equipment.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Three months ended March 31,
	2018	2017	Change
Proceeds from borrowings	$16,480	$14,635	$1,845
Payment on debt	(5,720)	(10,216)	4,496
Dividends paid	(299)	(271)	(28)
Cash provided by financing activities	$10,461	$4,148	$6,313

In the first three months of 2018, $10.5 million of cash was provided by financing activities. This cash was primarily provided through debt financing, with borrowing providing $16.5 million offset by payments of $5.7 million.

Debt Restrictions
The Company’s revolving credit facility (credit facility) and indenture relating to the 6.50% senior secured notes due 2023 contain various restrictions, including:

•
When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($7.5 million as of March 31, 2018), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity Outlook
At March 31, 2018, the Company had $112.4 million of cash and cash equivalents. At March 31, 2018, there were no outstanding borrowings on the Company's $75 million credit facility. Titan's availability under this credit facility may be less than $75 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. At March 31, 2018, an outstanding letter of credit under this credit facility totaled $12.5 million and the amount available under the facility totaled $62.5 million, based upon eligible accounts receivable and inventory balances. The cash and cash equivalents balance of $112.4 million included $61.3 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. As a result of the Tax Cuts and Jobs Act, the Company can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal additional taxes other than state income and foreign withholding tax. Titan expects to contribute approximately $4.5 million to its defined benefit pension plans during the remainder of 2018.

Total capital expenditures for 2018 are forecasted to be approximately $35 million to $45 million.  Cash payments for interest are currently forecasted to be approximately $30 million for the last nine months of 2018 based on March 31, 2018, debt balances. The forecasted interest payments are comprised primarily of the semi-annual payment of approximately $13 million (paid in April and October) for the 6.5% senior secured notes.

The Company's redeemable noncontrolling interest in Voltyre-Prom includes a settlement put option which is exercisable during a six-month period beginning July 9, 2018. The redeemable noncontrolling interest may be purchased, with cash or Titan common stock, at an amount set by the Shareholders' Agreement, which is estimated to be approximately $117 million to
$122 million, if exercised in full. See Note 9 to the Company's condensed consolidated financial statements regarding the Company's redeemable noncontrolling interest and the settlement put option.

In the future, Titan may seek to grow by making acquisitions, which will depend in large part on its ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition, finance those acquisitions, and successfully integrate the acquired assets or business.

Subject to the terms of the agreements governing Titan's outstanding indebtedness, the Company may finance future acquisitions with cash on hand, cash from operations, additional indebtedness, issuing additional equity securities, divestitures, and alternative financing options.

Cash and cash equivalents, totaling $112.4 million at March 31, 2018, along with anticipated internal cash flows from operations and utilization of remaining available borrowings, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures. Potential divestitures and unencumbered assets are also a means to provide for future liquidity needs.

MARKET CONDITIONS AND OUTLOOK
In the first quarter of 2018, Titan experienced higher sales when compared to the same period of 2017. The higher sales levels were primarily the result of increased demand across the agricultural and earthmoving/construction segments. Net sales levels improved in both OEM and aftermarket channels. Favorable currency translation also positively impacted net sales.

Energy, natural raw material, and petroleum-based product costs could be volatile and may negatively affect the Company’s margins.  Additionally, the Company's markets and raw material prices may be negatively affected by tariffs and duties. Many of Titan’s overhead expenses are fixed; therefore, lower seasonal trends may cause negative fluctuations in quarterly profit margins and may negatively affect the financial condition of the Company.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

AGRICULTURAL MARKET OUTLOOK
Farm net income increased in 2017 after three straight years of decline caused by lower grain prices. This increase was largely due to sale of commodity inventories carried over from 2016. Farm net income is generally expected to be flat in 2018. Declining/stagnant income levels have reduced demand for large farm equipment. However, overall economic conditions and the need to replace equipment as part of a typical replacement cycle is expected to drive additional volume in both OEM and aftermarket sales. Most major OEMs are forecasting 2018 agricultural equipment sales to be up over 2017 within most regions. North American used equipment levels have decreased from peak levels. Excess used equipment inventory and values can negatively impact the new equipment market. Many variables, including weather, grain prices, export markets, and currency, as well as government tariffs, duties, policies, and subsidies can greatly influence the overall health of the agricultural economy.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
In the first quarter of 2018, net sales in the earthmoving/construction market increased primarily due to higher net sales volumes. This increase in net sales was a continuation of increases seen in the latter part of 2017. Demand for larger products used in the mining industry improved, with growth in international markets outpacing growth in the U.S. Demand for Titan's products in this market is anticipated to continue to improve in 2018. Demand for small and medium-sized earthmoving/construction equipment used in the housing and commercial construction sectors is also anticipated to be up. The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers.

CONSUMER MARKET OUTLOOK
The consumer market is expected to remain highly competitive for 2018. The consumer segment is affected by many variables including consumer spending, interest rates, government policies, and other macroeconomic drivers.

TITAN INTERNATIONAL, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A - Quantitative and Qualitative Disclosures About Market Risk included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. There has been no material change in this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the first quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TITAN INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including environmental issues, product liability, contracts, and labor and employment matters. See Note 17 - Litigation in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 23, 2018.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	May 3, 2018	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ AMY S. EVANS
Amy S. Evans
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)