Form 10-Q
period 2018-06-30
TITAN INTERNATIONAL INC
filed 2018-08-03
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: June 30, 2018
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

Indicate the number of shares of Titan International, Inc. outstanding: 59,897,619 shares common stock, $0.0001 par value, as of July 25, 2018.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Net sales	$428,904	$364,399	$854,286	$721,900
Cost of sales	370,592	320,379	736,413	637,679
Gross profit	58,312	44,020	117,873	84,221
Selling, general and administrative expenses	36,699	34,463	72,620	75,801
Research and development expenses	2,754	2,608	5,631	5,451
Royalty expense	2,634	2,533	5,297	5,142
Income (loss) from operations	16,225	4,416	34,325	(2,173)
Interest expense	(7,672)	(7,320)	(15,190)	(15,041)
Foreign exchange loss	(3,610)	(5,257)	(8,042)	(767)
Other income	2,477	1,750	10,227	4,427
Income (loss) before income taxes	7,420	(6,411)	21,320	(13,554)
Provision for income taxes	1,683	126	897	3,568
Net income (loss)	5,737	(6,537)	20,423	(17,122)
Net income (loss) attributable to noncontrolling interests	40	(244)	(1,639)	624
Net income (loss) attributable to Titan	5,697	(6,293)	22,062	(17,746)
Redemption value adjustment	(4,678)	(4,040)	(7,021)	(3,099)
Net income (loss) applicable to common shareholders	$1,019	$(10,333)	$15,041	$(20,845)

Earnings per common share:
Basic	$0.02	$(0.17)	$0.25	$(0.35)
Diluted	$0.02	$(0.17)	$0.25	$(0.35)
Average common shares and equivalents outstanding:
Basic	59,750	59,577	59,731	59,067
Diluted	59,878	59,577	59,877	59,067

Dividends declared per common share:	$0.005	$0.005	$0.010	$0.010

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	June 30,
	2018	2017
Net income (loss)	$5,737	$(6,537)
Currency translation adjustment	(38,338)	8,006
Pension liability adjustments, net of tax of $10 and $(97), respectively	690	989
Comprehensive (loss) income	(31,911)	2,458
Net comprehensive loss attributable to redeemable and noncontrolling interests	(2,185)	(1,562)
Comprehensive (loss) income attributable to Titan	$(29,726)	$4,020

	Six months ended
	June 30,
	2018	2017
Net income (loss)	$20,423	$(17,122)
Currency translation adjustment	(30,276)	19,025
Pension liability adjustments, net of tax of $(44) and $(111), respectively	1,573	1,722
Comprehensive (loss) income	(8,280)	3,625
Net comprehensive (loss) income attributable to redeemable and noncontrolling interests	(3,225)	1,221
Comprehensive (loss) income attributable to Titan	$(5,055)	$2,404

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	June 30, 2018	December 31, 2017

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$106,491	$143,570
Accounts receivable, net	282,400	226,703
Inventories	372,732	339,836
Prepaid and other current assets	74,629	73,084
Total current assets	836,252	783,193
Property, plant and equipment, net	393,264	421,248
Deferred income taxes	2,325	3,779
Other assets	78,529	81,892
Total assets	$1,310,370	$1,290,112

Liabilities
Current liabilities
Short-term debt	$52,358	$43,651
Accounts payable	226,041	195,497
Other current liabilities	129,057	133,774
Total current liabilities	407,456	372,922
Long-term debt	409,613	407,171
Deferred income taxes	11,765	13,545
Other long-term liabilities	66,032	73,197
Total liabilities	894,866	866,835

Redeemable noncontrolling interest	117,546	113,193

Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 60,715,356 issued, 59,852,781 outstanding at June 30, 2018 and 59,800,559 outstanding at December 31, 2017)	—	—
Additional paid-in capital	524,466	531,708
Retained deficit	(22,471)	(44,022)
Treasury stock (at cost, 862,575 and 914,797 shares, respectively)	(8,407)	(8,606)
Stock reserved for deferred compensation	—	(1,075)
Accumulated other comprehensive loss	(188,518)	(157,076)
Total Titan shareholders’ equity	305,070	320,929
Noncontrolling interests	(7,112)	(10,845)
Total equity	297,958	310,084
Total liabilities and equity	$1,310,370	$1,290,112

 See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings (deficit)	Treasury stock	Stock reserved for deferred compensation	Accumulated other comprehensive (loss) income	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2018	59,800,559	$531,708	$(44,022)	$(8,606)	$(1,075)	$(157,076)	$320,929	$(10,845)	$310,084
Net income (loss) *			22,062				22,062	(1,178)	20,884
Currency translation adjustment, net *						(28,690)	(28,690)	621	(28,069)
Pension liability adjustments, net of tax						1,573	1,573		1,573
Dividends declared			(599)				(599)		(599)
Accounting standards adoption			88				88	35	123
Restricted stock awards	30,000						—		—
Acquisition of additional interest		(1,032)				(4,325)	(5,357)	5,208	(149)
Redemption value adjustment		(7,021)					(7,021)		(7,021)
Stock-based compensation		618					618		618
VIE distributions							—	(953)	(953)
Deferred compensation transactions		113			1,075		1,188		1,188
Issuance of treasury stock under 401(k) plan	22,222	80		199			279		279
Balance June 30, 2018	59,852,781	$524,466	$(22,471)	$(8,407)	$—	$(188,518)	$305,070	$(7,112)	$297,958

* Net income (loss) excludes $(461) of net loss attributable to redeemable noncontrolling interest. Currency translation adjustment excludes $(2,207) of currency translation related to redeemable noncontrolling interest.

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2018	2017
Net income (loss)	$20,423	$(17,122)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	30,175	29,486
Deferred income tax provision	287	1,324
Stock-based compensation	618	956
Issuance of treasury stock under 401(k) plan	279	270
Foreign currency translation loss	8,034	2,467
(Increase) decrease in assets:
Accounts receivable	(70,633)	(34,879)
Inventories	(47,612)	(43,722)
Prepaid and other current assets	(4,555)	2,877
Other assets	(621)	3,620
Increase (decrease) in liabilities:
Accounts payable	39,550	33,149
Other current liabilities	(660)	(4,922)
Other liabilities	(5,212)	(4,057)
Net cash used for operating activities	(29,927)	(30,553)
Cash flows from investing activities:
Capital expenditures	(18,416)	(15,152)
Certificates of deposit	—	40,000
Other	884	1,038
Net cash (used for) provided by investing activities	(17,532)	25,886
Cash flows from financing activities:
Proceeds from borrowings	40,078	27,742
Payment on debt	(24,527)	(29,077)
Dividends paid	(598)	(570)
Net cash provided by (used for) financing activities	14,953	(1,905)
Effect of exchange rate changes on cash	(4,573)	1,981
Net decrease in cash and cash equivalents	(37,079)	(4,591)
Cash and cash equivalents, beginning of period	143,570	147,827
Cash and cash equivalents, end of period	$106,491	$143,236

Supplemental information:
Interest paid	$15,801	$17,916
Income taxes paid, net of refunds received	$5,025	$3,221
Noncash investing and financing information:
Issuance of common stock for convertible debt payment	$—	$58,460

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Titan International, Inc. and its subsidiaries (Titan or the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal, and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of June 30, 2018, and the results of operations and cash flows for the three and six months ended June 30, 2018 and 2017, and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.50% senior secured notes due 2023 (senior secured notes) were carried at cost of $394.7 million at June 30, 2018. The fair value of the senior secured notes at June 30, 2018, as obtained through an independent pricing source, was approximately $397.0 million.

Cash dividends
The Company declared cash dividends of $0.005 and $0.010 per share of common stock for each of the three and six months ended June 30, 2018 and 2017. The second quarter 2018 cash dividend of $0.005 per share of common stock was paid on July 16, 2018, to shareholders of record on June 29, 2018.

New accounting standards:

Adoption of new accounting standards
The Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers" (the New Revenue Standard), effective January 1, 2018, using the modified retrospective approach. ASC 606 prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle:

•	Identify the contract(s) with a customer

•	Identify the performance obligations

•	Determine the transaction price

•	Allocate the transaction price

•	Recognize revenue when the performance obligations are met

The Company compared its current revenue recognition policies to the requirements of the New Revenue Standard. Titan recognizes revenue when the performance obligations specified in the Company's contracts have been satisfied. Titan's contracts typically contain a single performance obligation that is fulfilled on the date of delivery based on shipping terms stipulated in the contract. As of January 1, 2018, none of the Company's contracts contained a financing option and Titan did not have any contract assets or liabilities. The table below presents the cumulative effect of the adoption of the New Revenue Standard on select accounts of Titan's Condensed Consolidated Balance Sheet at January 1, 2018 (amounts in thousands):

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Balance at December 31, 2017	New Revenue Standard Adjustments	Balance at January 1, 2018
Assets
Inventories	$339,836	$(390)	$339,446
Liabilities
Other current liabilities	133,774	(513)	133,261
Equity
Retained (deficit) earnings	(44,022)	88	(43,934)
Noncontrolling interests	(10,845)	35	(10,810)

Disaggregated Revenues
The following table presents revenues disaggregated by the major markets Titan serves (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales
Agricultural	$186,870	$172,923	$381,037	$353,439
Earthmoving/construction	198,963	150,970	387,696	286,589
Consumer	43,071	40,506	85,553	81,872
	$428,904	$364,399	$854,286	$721,900

The Company adopted Accounting Standards Update (ASU) No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" on January 1, 2018, using the retrospective transition method. This standard changed the presentation of net periodic pension and postretirement benefit cost (net benefit cost) within the Statement of Operations. Under the previous guidance, net benefit cost was reported as an employee cost within operating income. The amendment requires the bifurcation of net benefit cost, with the service cost component to be presented with other employee compensation costs in operating income, while the other components will be reported separately outside of income from operations. The adoption of this accounting standard resulted in a change in certain previously reported amounts, whereby the Company reclassed $0.4 million and $0.9 million of non-service cost from cost of sales to other income on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2017, respectively. See Note 11 - Employee Benefit Plans in Part I, Item 1 of this Form 10-Q for further discussion.

In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." This ASU updates the income tax accounting in US GAAP to reflect the SEC's interpretive guidance released on December 22, 2017, when the 2017 Tax Cuts and Jobs Act (2017 TCJA) was enacted. See Note 15 for more information regarding the impact of the 2017 TCJA.

In May 2017, the FASB issued ASU No. 2017-09, "Stock Compensation (Topic 718): Scope of Modification Accounting." This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Disclosure requirements under Topic 718 remain unchanged. The Company adopted ASU 2017-09 effective January 1, 2018. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements; no changes were made to the terms or conditions of share-based payments.

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

In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 TCJA. Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 TCJA and will improve the usefulness of information reported to financial statement users. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2018-02.

2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of the dates set forth below (amounts in thousands):

	June 30, 2018	December 31, 2017
Accounts receivable	$285,712	$229,677
Allowance for doubtful accounts	(3,312)	(2,974)
Accounts receivable, net	$282,400	$226,703

Accounts receivable are reduced by an estimated allowance for doubtful accounts, which is based on known risks and historical losses.

3. INVENTORIES

Inventories consisted of the following as of the dates set forth below (amounts in thousands):

	June 30, 2018	December 31, 2017
Raw material	$99,198	$83,541
Work-in-process	45,069	40,525
Finished goods	228,465	215,770
	$372,732	$339,836

Inventories are valued at the lower of cost or net realizable value. Net realizable value is estimated based on current selling prices. Inventory costs are calculated using the first-in, first-out (FIFO) method or average cost method. Estimated provisions are established for slow-moving and obsolete inventory.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of the dates set forth below (amounts in thousands):

	June 30, 2018	December 31, 2017
Land and improvements	$44,145	$46,998
Buildings and improvements	255,716	264,078
Machinery and equipment	592,557	598,411
Tools, dies and molds	108,987	108,649
Construction-in-process	15,179	15,349
	1,016,584	1,033,485
Less accumulated depreciation	(623,320)	(612,237)
	$393,264	$421,248

Depreciation on property, plant and equipment for the six months ended June 30, 2018 and 2017, totaled $28.3 million and $27.4 million, respectively.

Capital leases included in property, plant, and equipment consisted of the following as of the dates set forth below (amounts in thousands):

	June 30, 2018	December 31, 2017
Buildings and improvements	$3,897	$4,056
Less accumulated amortization	(2,257)	(2,294)
	$1,640	$1,762

Machinery and equipment	$31,633	$32,379
Less accumulated amortization	(26,694)	(27,260)
	$4,939	$5,119

5. INTANGIBLE ASSETS

The components of intangible assets consisted of the following as of the dates set forth below (amounts in thousands):

	Weighted Average Useful Lives (in years) June 30, 2018	June 30, 2018	December 31, 2017
Amortizable intangible assets:
Customer relationships	9.2	$13,609	$13,922
Patents, trademarks and other	7.6	14,328	15,208
Total at cost		27,937	29,130
Less accumulated amortization		(14,614)	(13,855)
		$13,323	$15,275

Amortization related to intangible assets for the six months ended June 30, 2018 and 2017, totaled $1.3 million and $1.5 million, respectively. Intangible assets are included as a component of other assets in the Condensed Consolidated Balance Sheet.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The estimated aggregate amortization expense at June 30, 2018, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

July 1 - December 31, 2018	$1,203
2019	2,306
2020	2,285
2021	1,164
2022	1,067
Thereafter	5,298
$13,323

6. WARRANTY

Changes in the warranty liability consisted of the following (amounts in thousands):

	2018	2017
Warranty liability, January 1	$18,612	$17,926
Provision for warranty liabilities	4,213	3,112
Warranty payments made	(3,818)	(3,378)
Warranty liability, June 30	$19,007	$17,660

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

7. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following as of the dates set forth below (amounts in thousands):

	June 30, 2018
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(5,304)	$394,696
Titan Europe credit facilities	34,186	—	34,186
Other debt	32,569	—	32,569
Capital leases	520	—	520
Total debt	467,275	(5,304)	461,971
Less amounts due within one year	52,358	—	52,358
Total long-term debt	$414,917	$(5,304)	$409,613

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

Aggregate principal maturities of long-term debt at June 30, 2018, for each of the years (or other periods) set forth below were as follows (amounts in thousands):

July 1 - December 31, 2018	$25,358
2019	29,832
2020	8,535
2021	2,921
2022	254
Thereafter	400,375
$467,275

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

Titan Europe credit facilities
The Titan Europe credit facilities contain borrowings from various institutions totaling $34.2 million in aggregate principal amount at June 30, 2018. Maturity dates on this debt range from less than one year to nine years and interest rates range from 5% to 6.9%. The Titan Europe facilities are secured by the assets of Titan's subsidiaries in Italy, Spain, Germany, and Brazil.

Revolving credit facility
The Company has a $75 million revolving credit facility (credit facility) with agent BMO Harris Bank N.A. and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and is scheduled to mature in February 2022. From time to time Titan's availability under this credit facility may be less than $75 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At June 30, 2018, an outstanding letter of credit under the credit facility totaled $12.3 million and the amount available under the facility totaled $62.7 million based upon eligible accounts receivable and inventory balances. During the first six months of 2018 and at June 30, 2018, there were no borrowings under the credit facility.

Other debt
The Company has working capital loans at Titan Pneus do Brasil Ltda and Voltyre-Prom at various interest rates, which totaled $8.7 million and $23.8 million at June 30, 2018, respectively. Maturity dates on this debt range from less than one year to three years.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is recorded as an offset to currency exchange gain/loss. For the three and six months ended June 30, 2018, the Company recorded currency exchange gain related to these derivatives of $0.4 million and $0.2 million, respectively.

9. REDEEMABLE NONCONTROLLING INTEREST

The Company, in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF), owns all of the equity interests in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia. The Company is party to a shareholders' agreement with OEP and RDIF which was entered into in connection with the acquisition of Voltyre-Prom. The agreement contains a settlement put option which is exercisable during a six-month period beginning July 9, 2018, and may require Titan to purchase the equity interests from OEP and RDIF in Voltyre-Prom with cash or Titan common stock, at a value set by the agreement. The value set by the agreement is the greater of: the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8%; or the last twelve months of EBITDA multiplied by 5.5 less net debt times the selling party's ownership percentage. As of June 30, 2018, the value of the redeemable noncontrolling interest held by OEP and RDIF was recorded at the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8%.

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
The following is a reconciliation of redeemable noncontrolling interest as of June 30, 2018 and 2017 (amounts in thousands):

	2018	2017
Balance at January 1	$113,193	$104,809
Loss attributable to redeemable noncontrolling interest	(461)	(190)
Currency translation	(2,207)	1,121
Redemption value adjustment	7,021	3,099
Balance at June 30	$117,546	$108,839

This obligation approximates the cost to the Company if all remaining equity interests in the consortium were purchased by the Company on June 30, 2018, and is presented in the Condensed Consolidated Balance Sheet in redeemable noncontrolling interest, which is treated as mezzanine equity.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance, and insurance by the Company.

At June 30, 2018, future minimum rental commitments under noncancellable operating leases with initial terms of at least one year were as follows (amounts in thousands):

July 1 - December 31, 2018	$4,177
2019	7,185
2020	5,050
2021	4,006
2022	3,034
Thereafter	6,831
Total future minimum lease payments	$30,283

At June 30, 2018, the Company had assets held as capital leases with a net book value of $6.6 million included in property, plant and equipment. At June 30, 2018, total future capital lease obligations relating to these leases were as follows (amounts in thousands):

July 1 - December 31, 2018	$168
2019	159
2020	55
2021	41
2022	43
Thereafter	53
Total future capital lease obligation payments	519
Less amount representing interest	(4)
Present value of future capital lease obligation payments	$515

11. EMPLOYEE BENEFIT PLANS
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $1.7 million to the pension plans during the six months ended June 30, 2018, and expects to contribute approximately $3.7 million to the pension plans during the remainder of 2018.

The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$141	$128	$278	$353
Interest cost	1,098	1,163	2,181	2,334
Expected return on assets	(1,491)	(1,368)	(2,983)	(2,737)
Amortization of unrecognized prior service cost	50	34	100	68
Amortization of net unrecognized loss	690	655	1,366	1,329
Net periodic pension cost	$488	$612	$942	$1,347

Service cost is recorded as cost of sales in the Condensed Consolidated Statement of Operations while all other components are recorded in other income.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. VARIABLE INTEREST ENTITIES

The Company holds a variable interest in three joint ventures for which the Company is the primary beneficiary. Two of the joint ventures operate distribution facilities which primarily distribute mining products. Titan is the 50% owner of one of these distribution facilities, which is located in Canada, and the 40% owner of the other such facility, which is located in Australia. The Company’s variable interest in these joint ventures relates to sales of Titan product to these entities, consigned inventory, and working capital loans. The third joint venture is the consortium which owns Voltyre-Prom. Titan owns 43% of the consortium owning Voltyre-Prom, which is subject to a shareholder agreement containing a settlement put option which may require Titan to purchase the remaining equity interests in the consortium. See Note 9 for additional information.

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

The following table summarizes the carrying amount of the entities’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets at June 30, 2018, and December 31, 2017 (amounts in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$8,911	$10,621
Inventory	12,599	13,494
Other current assets	39,244	36,334
Property, plant and equipment, net	31,262	33,717
Other noncurrent assets	3,880	4,250
Total assets	$95,896	$98,416

Current liabilities	$36,749	$32,172
Noncurrent liabilities	7,613	8,291
Total liabilities	$44,362	$40,463

All assets in the above table can only be used to settle obligations of the consolidated VIE to which the respective assets relate. Liabilities are nonrecourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

The Company holds variable interests in certain VIEs which are not consolidated because Titan is not the primary beneficiary. The Company's involvement with these entities is in the form of direct equity interests and prepayments and purchases of materials. The maximum exposure to loss represents the loss of assets recognized by Titan relating to non-consolidated entities and amounts due to the non-consolidated assets. The assets and liabilities recognized in Titan's Condensed Consolidated Balance Sheets related to Titan's interest in these non-consolidated VIEs and the Company's maximum exposure to loss relating to non-consolidated VIEs as of the dates set forth below were as follows (amounts in thousands):

	June 30, 2018	December 31, 2017
Investments	$4,034	$3,823
Other current assets	1,267	1,261
Total VIE assets	5,301	5,084
Accounts payable	1,972	1,413
Maximum exposure to loss	$7,273	$6,497

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements expire in 2025. The Company also has a trademark license agreement with Goodyear to manufacture and sell certain non-farm tire products in Latin America which expires in June 2019. Royalty expenses recorded were $2.6 million and $2.5 million for the three months ended June 30, 2018 and 2017, respectively. Royalty expenses recorded were $5.3 million and $5.1 million for the six months ended June 30, 2018 and 2017, respectively.

14. OTHER INCOME

Other income consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Equity investment income	$1,067	$530	$2,183	$1,350
Interest income	532	801	1,149	1,774
Building rental income	410	595	988	1,195
Investment gain related to investments for deferred compensation	567	497	688	1,347
Other (expense) income	(99)	(673)	5,219	(1,239)
	$2,477	$1,750	$10,227	$4,427

15. INCOME TAXES

The Company recorded income tax expense of $1.7 million and $0.1 million for the quarters ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded income tax expense of $0.9 million and $3.6 million, respectively. The Company's effective income tax rate was 23% and (2)% for the quarters ended June 30, 2018 and 2017, and 4% and (26)% for the six months ended June 30, 2018 and 2017, respectively.

The Company’s 2018 income tax expense and rate differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of a reduction of the liability for unrecognized tax positions and U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the six months ended June 30, 2018.

The Company’s 2017 income tax expense and rate differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the period. During the second quarter of 2017, the IRS income tax audit for tax years 2010 through 2014 was settled, which did not result in any material change to the Company's income tax expense.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The 2017 TCJA was enacted on December 22, 2017, and includes a number of changes to the Internal Revenue Code including a one-time transition tax on the mandatory deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory income tax rate from 35% to 21% effective on January 1, 2018.  The 2017 TCJA also created a new requirement that certain income (i.e., global intangible low taxed income, or GILTI) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder.  Consistent with guidance issued by SEC Staff Accounting Bulletin (SAB) No. 118, which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 TCJA, the Company has provisionally recorded no additional income tax expense related to the one-time mandatory deemed repatriation provision of the 2017 TCJA. For 2018, the Company has estimated an amount of GILTI income which is included in the calculation of 2018 income tax expense. This GILTI income inclusion, however, is fully offset by a change in the valuation allowance. The remeasurement of the U.S. net deferred asset from the 2017 corporate income tax rate change was fully offset by a change in the valuation allowance in 2017.

16. EARNINGS PER SHARE

Earnings per share (EPS) were as follows for the periods presented below (amounts in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income (loss) attributable to Titan	$5,697	$(6,293)	$22,062	$(17,746)
Redemption value adjustment	(4,678)	(4,040)	(7,021)	(3,099)
Net income (loss) applicable to common shareholders	$1,019	$(10,333)	$15,041	$(20,845)
Determination of shares:
Weighted average shares outstanding (basic)	59,750	59,577	59,731	59,067
Effect of stock options/trusts	128	—	146	—
Weighted average shares outstanding (diluted)	59,878	59,577	59,877	59,067
Earnings per share:
Basic and diluted	0.02	(0.17)	0.25	(0.35)

The effect of stock options, shares held by certain trusts, and convertible notes has been excluded from the calculation of EPS for the three and six months ended June 30, 2017, as the effect would have been antidilutive. The weighted average share amount excluded for stock options and shares held by certain trusts was 0.2 million for each of the three and six months ended June 30, 2017. The weighted average share amount excluded for convertible notes totaled 0.5 million shares for the six months ended June 30, 2017.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
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

At June 30, 2018, two of Titan’s subsidiaries were involved in litigation concerning environmental laws and regulations.

In June 2015, Titan Tire Corporation (Titan Tire) and Dico, Inc. (Dico) appealed a U.S. District Court order granting the U.S. motion for summary judgment that found Dico liable for violating the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) and an Environmental Protection Agency (EPA) Administrative Order and awarded response costs, civil penalties, and punitive damages.

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

Titan Tire and Dico are appealing the case to the United States Court of Appeals for the Eighth Circuit. The Notice of Appeal was filed on November 2, 2017, and the Appellants' brief was filed on February 26, 2018. The Appellee’s brief was filed on May 30, 2018, and the Appellants’ reply was filed on July 9, 2018. While the Company believes it has meritorious arguments, the outcome of this appeal cannot be predicted. An appeal bond was secured to stay the execution of any collection actions underlying judgment pending the outcome of the appeal.

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

The table below presents information about certain operating results, separated by market segments, for each of the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales
Agricultural	$186,870	$172,923	$381,037	$353,439
Earthmoving/construction	198,963	150,970	387,696	286,589
Consumer	43,071	40,506	85,553	81,872
	$428,904	$364,399	$854,286	$721,900
Gross profit
Agricultural	$27,270	$23,037	$57,231	$44,916
Earthmoving/construction	24,260	14,254	46,722	27,152
Consumer	6,782	6,729	13,920	12,153
	$58,312	$44,020	$117,873	$84,221
Income (loss) from operations
Agricultural	$19,002	$14,224	$40,323	$26,969
Earthmoving/construction	11,575	2,322	21,528	3,384
Consumer	3,651	3,536	7,598	5,051
Corporate & Unallocated	(18,003)	(15,666)	(35,124)	(37,577)
Income (loss) from operations	16,225	4,416	34,325	(2,173)

Interest expense	(7,672)	(7,320)	(15,190)	(15,041)
Foreign exchange loss	(3,610)	(5,257)	(8,042)	(767)
Other income, net	2,477	1,750	10,227	4,427
Income (loss) before income taxes	$7,420	$(6,411)	$21,320	$(13,554)

Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	June 30, 2018	December 31, 2017
Total assets
Agricultural	$470,466	$444,783
Earthmoving/construction	576,842	537,855
Consumer	131,943	157,133
Corporate & Unallocated	131,119	150,341
	$1,310,370	$1,290,112

19. FAIR VALUE MEASUREMENTS

Accounting standards for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following as of the dates set forth below (amounts in thousands):

	June 30, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Contractual obligation investments	$14,268	$14,268	$—	$—	$12,393	$12,393	$—	$—
Derivative financial instruments asset	600	—	600	—	458	—	458	—
Preferred stock	111	—	—	111	154	—	—	154
Total	$14,979	$14,268	$600	$111	$13,005	$12,393	$458	$154

The following table presents the changes, during the six months ended June 30, 2018, in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2017	$154
Total unrealized losses	(43)
Balance as of June 30, 2018	$111

The preferred stock was valued based on the book value of the common stock into which it can be converted.

20. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Board of Directors of the Company, Mr. Maurice Taylor. The related party is Mr. Fred Taylor, who is Mr. Maurice Taylor’s brother. The companies with which Mr. Fred Taylor is associated that do business with Titan include the following: Blackstone OTR, LLC; F.B.T. Enterprises, Inc.; Green Carbon, Inc.; Silverstone, Inc.; and OTR Wheel Engineering, Inc.  Sales of Titan products to these companies were approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2018, respectively, as compared to $0.5 million and $1.0 million for the three and six months ended June 30, 2017, respectively. Titan had trade receivables due from these companies of approximately $0.2 million at June 30, 2018, and approximately $0.4 million at December 31, 2017.  Titan had product purchases from these companies of approximately $0.0 million and $0.3 million for the three and six months ended June 30, 2018, respectively, as compared to purchases of approximately $0.1 million for the each of the three and six months ended June 30, 2017. Sales commissions paid to the above companies were approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2018, respectively, as compared to $0.3 million and $0.7 million for the three and six months ended June 30, 2017, respectively.

The Company sells products to Valuepart and Track Solutions Pty Ltd., which is controlled by relatives of a member of management of a Titan subsidiary. Sales of Titan products to this company were approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
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

21. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following for the periods presented below (amounts in thousands):

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at April 1, 2018	$(125,526)	$(23,244)	$(148,770)
Currency translation adjustments	(36,113)	—	(36,113)
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior service cost, net of tax of $10	—	690	690
Reclassification as a result of ownership change	(4,325)	—	(4,325)
Balance at June 30, 2018	$(165,964)	$(22,554)	$(188,518)

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2018	$(132,949)	$(24,127)	$(157,076)
Currency translation adjustments	(28,690)	—	(28,690)
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior service cost, net of tax of $(44)	—	1,573	1,573
Reclassification as a result of ownership change	(4,325)	—	(4,325)
Balance at June 30, 2018	$(165,964)	$(22,554)	$(188,518)

22. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The senior secured notes are guaranteed by the following wholly-owned subsidiaries of the Company: Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois. The note guarantees are full and unconditional, joint and several obligations of the guarantors. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. See the indenture governing the senior secured notes incorporated by reference to the Company's most recent Form 10-K for additional information. The following condensed consolidating financial statements are presented using the equity method of accounting. Certain sales and marketing expenses recorded by non-guarantor subsidiaries have not been allocated to the guarantor subsidiaries.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended June 30, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$166,757	$262,147	$—	$428,904
Cost of sales	138	140,208	230,246	—	370,592
Gross (loss) profit	(138)	26,549	31,901	—	58,312
Selling, general and administrative expenses	1,678	16,985	18,036	—	36,699
Research and development expenses	253	983	1,518	—	2,754
Royalty expense	628	940	1,066	—	2,634
(Loss) income from operations	(2,697)	7,641	11,281	—	16,225
Interest expense	(6,826)	—	(846)	—	(7,672)
Intercompany interest income (expense)	628	909	(1,537)	—	—
Foreign exchange loss	—	(662)	(2,948)	—	(3,610)
Other income (expense)	959	(147)	1,665	—	2,477
(Loss) income before income taxes	(7,936)	7,741	7,615	—	7,420
(Benefit) provision for income taxes	(2,390)	3,044	1,029	—	1,683
Equity in earnings of subsidiaries	11,283	—	209	(11,492)	—
Net income (loss)	5,737	4,697	6,795	(11,492)	5,737
Net income attributable to noncontrolling interests	—	—	40	—	40
Net income (loss) attributable to Titan	$5,737	$4,697	$6,755	$(11,492)	$5,697

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended June 30, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$147,244	$217,155	$—	$364,399
Cost of sales	87	129,743	190,549	—	320,379
Gross (loss) profit	(87)	17,501	26,606	—	44,020
Selling, general and administrative expenses	3,066	14,043	17,354	—	34,463
Research and development expenses	—	950	1,658	—	2,608
Royalty expense	250	1,410	873	—	2,533
(Loss) income from operations	(3,403)	1,098	6,721	—	4,416
Interest expense	(7,234)	—	(86)	—	(7,320)
Intercompany interest income (expense)	588	1,947	(2,535)	—	—
Foreign exchange loss	—	(41)	(5,216)	—	(5,257)
Other income (loss)	931	(317)	1,136	—	1,750
(Loss) income before income taxes	(9,118)	2,687	20	—	(6,411)
(Benefit) provision for income taxes	(3,185)	1,321	1,990	—	126
Equity in earnings of subsidiaries	(603)	—	(3,686)	4,289	—
Net (loss) income	(6,536)	1,366	(5,656)	4,289	(6,537)
Net loss attributable to noncontrolling interests	—	—	(244)	—	(244)
Net (loss) income attributable to Titan	$(6,536)	$1,366	$(5,412)	$4,289	$(6,293)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Six Months Ended June 30, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$337,517	$516,769	$—	$854,286
Cost of sales	246	281,738	454,429	—	736,413
Gross (loss) profit	(246)	55,779	62,340	—	117,873
Selling, general and administrative expenses	2,873	32,260	37,487	—	72,620
Research and development expenses	493	1,969	3,169	—	5,631
Royalty expense	881	2,453	1,963	—	5,297
(Loss) income from operations	(4,493)	19,097	19,721	—	34,325
Interest expense	(13,639)	—	(1,551)	—	(15,190)
Intercompany interest income (expense)	1,251	1,922	(3,173)	—	—
Foreign exchange loss	—	(670)	(7,372)	—	(8,042)
Other income (expense)	6,628	(313)	3,912	—	10,227
(Loss) income before income taxes	(10,253)	20,036	11,537	—	21,320
(Benefit) provision for income taxes	(12,456)	7,304	6,049	—	897
Equity in earnings of subsidiaries	18,220	—	4,546	(22,766)	—
Net income (loss)	20,423	12,732	10,034	(22,766)	20,423
Net loss attributable to noncontrolling interests	—	—	(1,639)	—	(1,639)
Net income (loss) attributable to Titan	$20,423	$12,732	$11,673	$(22,766)	$22,062

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Six Months Ended June 30, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$291,080	$430,820	$—	$721,900
Cost of sales	156	256,163	381,360	—	637,679
Gross (loss) profit	(156)	34,917	49,460	—	84,221
Selling, general and administrative expenses	7,938	31,313	36,550	—	75,801
Research and development expenses	—	1,853	3,598	—	5,451
Royalty expense	667	2,704	1,771	—	5,142
(Loss) income from operations	(8,761)	(953)	7,541	—	(2,173)
Interest expense	(14,679)	—	(362)	—	(15,041)
Intercompany interest income (expense)	1,169	1,946	(3,115)	—	—
Foreign exchange loss	—	(41)	(726)	—	(767)
Other income (expense)	2,212	(753)	2,968	—	4,427
(Loss) income before income taxes	(20,059)	199	6,306	—	(13,554)
(Benefit) provision for income taxes	(1,510)	1,495	3,583	—	3,568
Equity in earnings of subsidiaries	4,372	—	(8,409)	4,037	—
Net (loss) income	(14,177)	(1,296)	(5,686)	4,037	(17,122)
Net income attributable to noncontrolling interests	—	—	624	—	624
Net (loss) income attributable to Titan	$(14,177)	$(1,296)	$(6,310)	$4,037	$(17,746)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Three Months Ended June 30, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$5,737	$4,697	$6,795	$(11,492)	$5,737
Currency translation adjustment	(38,338)	—	(38,338)	38,338	(38,338)
Pension liability adjustments, net of tax	690	646	44	(690)	690
Comprehensive (loss) income	(31,911)	5,343	(31,499)	26,156	(31,911)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(2,185)	—	(2,185)
Comprehensive (loss) income attributable to Titan	$(31,911)	$5,343	$(29,314)	$26,156	$(29,726)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Three Months Ended June 30, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(6,536)	$1,366	$(5,656)	$4,289	$(6,537)
Currency translation adjustment	8,006	—	8,006	(8,006)	8,006
Pension liability adjustments, net of tax	989	625	364	(989)	989
Comprehensive income (loss)	2,459	1,991	2,714	(4,706)	2,458
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(1,562)	—	(1,562)
Comprehensive income (loss) attributable to Titan	$2,459	$1,991	$4,276	$(4,706)	$4,020

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Six Months Ended June 30, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$20,423	$12,732	$10,034	$(22,766)	$20,423
Currency translation adjustment	(30,276)	—	(30,276)	30,276	(30,276)
Pension liability adjustments, net of tax	1,573	1,292	281	(1,573)	1,573
Comprehensive (loss) income	(8,280)	14,024	(19,961)	5,937	(8,280)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(3,225)	—	(3,225)
Comprehensive (loss) income attributable to Titan	$(8,280)	$14,024	$(16,736)	$5,937	$(5,055)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Six Months Ended June 30, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(14,177)	$(1,296)	$(5,686)	$4,037	$(17,122)
Currency translation adjustment	19,025	—	(19,025)	19,025	19,025
Pension liability adjustments, net of tax	1,722	1,250	472	(1,722)	1,722
Comprehensive income (loss)	6,570	(46)	(24,239)	21,340	3,625
Net comprehensive income attributable to redeemable and noncontrolling interests	—	—	1,221	—	1,221
Comprehensive income (loss) attributable to Titan	$6,570	$(46)	$(25,460)	$21,340	$2,404

(Amounts in thousands)	Condensed Consolidating Balance Sheets June 30, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$34,694	$5	$71,792	$—	$106,491
Accounts receivable, net	—	79,909	202,491	—	282,400
Inventories	—	112,238	260,494	—	372,732
Prepaid and other current assets	18,042	19,948	36,639	—	74,629
Total current assets	52,736	212,100	571,416	—	836,252
Property, plant and equipment, net	9,510	103,374	280,380	—	393,264
Investment in subsidiaries	764,208	—	78,920	(843,128)	—
Other assets	6,310	958	73,586	—	80,854
Total assets	$832,764	$316,432	$1,004,302	$(843,128)	$1,310,370
Liabilities and Equity
Short-term debt	$—	$—	$52,358	$—	$52,358
Accounts payable	2,212	30,349	193,480	—	226,041
Other current liabilities	30,169	31,717	67,171	—	129,057
Total current liabilities	32,381	62,066	313,009	—	407,456
Long-term debt	394,696	—	14,917	—	409,613
Other long-term liabilities	9,087	14,387	54,323	—	77,797
Intercompany accounts	81,949	(275,567)	193,618	—	—
Redeemable noncontrolling interest	—	—	117,546	—	117,546
Titan shareholders' equity	314,651	515,546	318,001	(843,128)	305,070
Noncontrolling interests	—	—	(7,112)	—	(7,112)
Total liabilities and equity	$832,764	$316,432	$1,004,302	$(843,128)	$1,310,370

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Balance Sheets December 31, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$59,740	$13	$83,817	$—	$143,570
Accounts receivable, net	—	54,009	172,694	—	226,703
Inventories	—	96,036	243,800	—	339,836
Prepaid and other current assets	17,789	20,917	34,378	—	73,084
Total current assets	77,529	170,975	534,689	—	783,193
Property, plant and equipment, net	2,466	110,470	308,312	—	421,248
Investment in subsidiaries	766,777	—	74,003	(840,780)	—
Other assets	6,389	967	78,315	—	85,671
Total assets	$853,161	$282,412	$995,319	$(840,780)	$1,290,112
Liabilities and Equity
Short-term debt	$—	$—	$43,651	$—	$43,651
Accounts payable	4,258	20,787	170,452	—	195,497
Other current liabilities	38,495	30,170	65,109	—	133,774
Total current liabilities	42,753	50,957	279,212	—	372,922
Long-term debt	394,284	—	12,887	—	407,171
Other long-term liabilities	11,544	16,458	58,740	—	86,742
Intercompany accounts	75,103	(286,525)	211,422	—	—
Redeemable noncontrolling interest	—	—	113,193	—	113,193
Titan shareholders' equity	329,477	501,522	330,710	(840,780)	320,929
Noncontrolling interests	—	—	(10,845)	—	(10,845)
Total liabilities and equity	$853,161	$282,412	$995,319	$(840,780)	$1,290,112

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Six Months Ended June 30, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(24,585)	$3,265	$(8,607)	$(29,927)
Cash flows from investing activities:
Capital expenditures	(83)	(3,274)	(15,059)	(18,416)
Other, net	220	1	663	884
Net cash provided by (used for) investing activities	137	(3,273)	(14,396)	(17,532)
Cash flows from financing activities:
Proceeds from borrowings	—	—	40,078	40,078
Payment on debt	—	—	(24,527)	(24,527)
Dividends paid	(598)	—	—	(598)
Net cash (used for) provided by financing activities	(598)	—	15,551	14,953
Effect of exchange rate change on cash	—	—	(4,573)	(4,573)
Net decrease in cash and cash equivalents	(25,046)	(8)	(12,025)	(37,079)
Cash and cash equivalents, beginning of period	59,740	13	83,817	143,570
Cash and cash equivalents, end of period	$34,694	$5	$71,792	$106,491

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Six Months Ended June 30, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(43,700)	$2,191	$10,956	$(30,553)
Cash flows from investing activities:
Capital expenditures	(716)	(2,534)	(11,902)	(15,152)
Certificates of deposit	40,000	—	—	40,000
Other, net	—	344	694	1,038
Net cash provided by (used for) investing activities	39,284	(2,190)	(11,208)	25,886
Cash flows from financing activities:
Proceeds from borrowings	—	—	27,742	27,742
Payment on debt	(3,393)	—	(25,684)	(29,077)
Dividends paid	(570)	—	—	(570)
Net cash (used for) provided by financing activities	(3,963)	—	2,058	(1,905)
Effect of exchange rate change on cash	—	—	1,981	1,981
Net (decrease) increase in cash and cash equivalents	(8,379)	1	3,787	(4,591)
Cash and cash equivalents, beginning of period	86,190	9	61,628	147,827
Cash and cash equivalents, end of period	$77,811	$10	$65,415	$143,236

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
Any changes in such factors could lead to significantly different results.  Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results as indicated in the forward-looking statements.  Forward-looking statements included in this report speak only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information and assumptions contained in this report will in fact transpire. The reader should not place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by the Company, or on its behalf. All forward-looking statements attributable to Titan are expressly qualified by these cautionary statements.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes in the Company’s Critical Accounting Estimates since the filing of its Annual Report on Form 10-K for the year ended December 31, 2017. As discussed in the 2017 Form 10-K, the preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates, assumptions, and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates and assumptions.  Also see Note 1 - Basis of Presentation and Significant Accounting Policies in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of the Company’s updated accounting policies, including with respect to revenue recognition.

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

The table below provides highlights for the three and six months ended June 30, 2018, compared to the same periods in 2017 (amounts in thousands, except earnings per share):

	Three months ended			Six months ended
	June 30,			June 30,
	2018	2017	% Increase	2018	2017	% Increase
Net sales	$428,904	$364,399	17.7%	$854,286	$721,900	18.3%
Cost of sales	370,592	320,379	15.7%	736,413	637,679	15.5%
Gross profit	58,312	44,020	32.5%	117,873	84,221	40.0%
Gross profit as percentage of sales	13.6%	12.1%		13.8%	11.7%
Income (loss) from operations	16,225	4,416	267.4%	34,325	(2,173)	1,679.6%
Net income (loss)	5,737	(6,537)	187.8%	20,423	(17,122)	219.3%
Basic earnings per share	0.02	(0.17)	111.8%	0.25	(0.35)	171.4%

RESULTS OF OPERATIONS

Net Sales
Net sales for the quarter ended June 30, 2018, were $428.9 million, compared to $364.4 million in the comparable quarter of 2017, an increase of 17.7% due to increases across all segments, particularly the earthmoving/construction segment, which reflected general improvements in most geographies. Overall net sales volume was up 16.1% over the comparable prior year quarter. Favorable changes in price/mix positively impacted net sales by 2.1%, while unfavorable currency translation negatively impacted net sales by 0.6%, particularly in Latin America.

Net sales for the six months ended June 30, 2018, were $854.3 million, compared to $721.9 million in the comparable period of 2017, an increase of 18.3%. Overall net sales volume increased 13.8% over the comparable period of 2017, with higher volume across all segments, particularly in the earthmoving/construction segment. Favorable changes in price/mix contributed a 3.1% increase to net sales and favorable currency translation increased net sales by an additional 1.5%.

Cost of Sales and Gross Profit
Cost of sales was $370.6 million for the quarter ended June 30, 2018, compared to $320.4 million for the comparable quarter in 2017. Gross profit for the second quarter of 2018 was $58.3 million, or 13.6% of net sales, compared to $44.0 million, or 12.1% of net sales, for the second quarter of 2017. The increase in gross profit was driven by increased sales volume partially offset by higher material costs, especially steel. The increase in gross profit margin is primarily the result of production efficiencies driven by increased volume.

Cost of sales was $736.4 million for the six months ended June 30, 2018, compared to $637.7 million for the comparable period in 2017. Gross profit for the first six months of 2018 was $117.9 million, or 13.8% of net sales, compared to $84.2 million, or 11.7% of net sales, for the first six months of 2017. The increase in gross profit was driven by the same factors impacting the second quarter results.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the second quarter of 2018 were $36.7 million, or 8.6% of net sales, compared to $34.5 million, or 9.5% of net sales, for the second quarter of 2017.  The increase in SG&A primarily related to information technology spending and related consultancy expenses in the second quarter of 2018 that were not present in the comparable period of the prior year.

SG&A expenses for the first six months of 2018 were $72.6 million, or 8.5% of net sales, compared to $75.8 million, or 10.5% of net sales, for the first six months of 2017. The decrease in SG&A resulted from lower legal and non-recurring fees as compared to 2017, offset partially by information technology spending during the six months ended June 30, 2018.

Research and Development Expenses
Research and development (R&D) expenses for the second quarter of 2018 were $2.8 million, or 0.6% of net sales, compared to $2.6 million, or 0.7% of net sales, for the second quarter of 2017. R&D expenses for the first six months of 2018 were $5.6 million, or 0.7% of net sales, compared to $5.5 million, or 0.8% of net sales, for the first six months of 2017. The R&D spending reflects initiatives to improve product designs and an ongoing focus on quality.

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

Royalty expenses for the second quarter of 2018 were $2.6 million, or 0.6% of net sales, compared to $2.5 million, or 0.7% of net sales, for the second quarter of 2017. Royalty expenses for the first six months of 2018 were $5.3 million, or 0.6% of net sales, compared to $5.1 million, or 0.7% of net sales, for the first six months of 2017. The increased royalty expenses are the result of increased volume.

Income (Loss) from Operations
Income from operations for the second quarter of 2018 was $16.2 million, compared to $4.4 million for the second quarter of 2017.  Income from operations for the first six months of 2018 was $34.3 million, compared to loss from operations of $2.2 million in the first six months of 2017.

Interest Expense
Interest expense was $7.7 million and $7.3 million for the quarters ended June 30, 2018 and 2017, respectively. Interest expense was $15.2 million and $15.0 million for the six months ended June 30, 2018 and 2017, respectively. The increase in interest expense was primarily due to increased borrowings under international working capital facilities partially offset by the reduced interest rate on the Company's senior secured notes, which were refinanced on November 20, 2017.

Foreign Exchange Loss
Foreign exchange loss was $3.6 million for the second quarter of 2018, compared to loss of $5.3 million for the second quarter of 2017. Foreign exchange loss was $8.0 million for the first six months of 2018, compared to loss of $0.8 million for the first six months of 2017. The foreign currency loss in the three and six months ended June 30, 2018, primarily reflects the devaluation of Latin American currencies.

Other Income
Other income was $2.5 million for the quarter ended June 30, 2018, as compared to $1.8 million in the comparable quarter of 2017.  For the quarter ended June 30, 2018, the Company recorded equity investment income of $1.1 million, a gain related to investments for deferred compensation of $0.6 million, interest income of $0.5 million, and rental income of $0.4 million. For the quarter ended June 30, 2017, the Company recorded interest income of $0.8 million, rental income of $0.6 million, equity investment income of $0.5 million, and a gain related to investments for deferred compensation of $0.5 million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Other income was $10.2 million for the six months ended June 30, 2018, as compared to $4.4 million in the comparable period of 2017. For the six months ended June 30, 2018, the Company recorded equity investment income of $2.2 million, interest income of $1.1 million, rental income of $1.0 million, and a gain related to investments for deferred compensation of $0.7 million. For the six months ended June 30, 2017, the Company recorded interest income of $1.8 million, equity investment income of $1.4 million, a gain related to investments for deferred compensation of $1.3 million, and rental income of $1.2 million.

Provision for Income Taxes
The Company recorded income tax expense of $1.7 million and $0.1 million for the quarters ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded income tax expense of $0.9 million and $3.6 million, respectively. The Company's effective income tax rate was 23% and (2)% for the quarters ended June 30, 2018 and 2017, and 4% and (26)% for the six months ended June 30, 2018 and 2017, respectively.

The Company’s 2018 income tax expense and rate differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of a reduction of the liability for unrecognized tax positions and U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the six months ended June 30, 2018.

The Company’s 2017 effective income tax rate was different from the U.S. Federal income tax rate mainly due to losses in the U.S. and certain foreign jurisdictions where the Company could not record a tax benefit due to a valuation allowance. The increased negative effective tax rate is also due to non-deductible expenses and income adjustments in taxable jurisdictions that had the effect of increasing the tax rate for the period. During the second quarter of 2017, the IRS income tax audit for tax years 2010 through 2014 was settled, which did not result in any material change to income tax expense.

Net Income (Loss) and Earnings per Share
Net income for the second quarter of 2018 was $5.7 million, compared to net loss of $6.5 million in the comparable quarter of 2017. For the quarters ended June 30, 2018 and 2017, basic and diluted earnings per share were $0.02 and $(0.17), respectively. Net income for the first six months of 2018 was $20.4 million, compared to net loss of $17.1 million in the comparable period of 2017. For the six months ended June 30, 2018 and 2017, basic and diluted earnings per share were $0.25 and $(0.35), respectively. The Company's higher net income and earnings per share were due to the items previously discussed.

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$186,870	$172,923	$381,037	$353,439
Gross profit	27,270	23,037	57,231	44,916
Income from operations	19,002	14,224	40,323	26,969

Net sales in the agricultural segment were $186.9 million for the quarter ended June 30, 2018, as compared to $172.9 million for the comparable period in 2017, an increase of 8.1%. Higher sales volumes contributed 8.5% of the increase in net sales, reflecting more favorable market conditions. Favorable price/mix also contributed an additional 2.3% of such increase, offset by unfavorable currency translation, primarily from Latin America, which decreased net sales by 2.7%.

Gross profit in the agricultural segment was $27.3 million for the quarter ended June 30, 2018, as compared to $23.0 million in the comparable quarter of 2017.  Increased net sales volume, primarily in North America, drove the overall increase in gross profit. Income from operations in the agricultural segment was $19.0 million for the quarter ended June 30, 2018, as compared to $14.2 million for the comparable period in 2017, reflecting increased volume and improved gross margins from improved production efficiencies.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Net sales in the agricultural segment were $381.0 million for the six months ended June 30, 2018, as compared to $353.4 million for the comparable period in 2017, an increase of 7.8%. Higher sales volumes contributed 5.9% of the increase in net sales, while favorable price/mix increased net sales by 2.7%. Unfavorable currency translation decreased net sales by 0.8%.

Gross profit in the agricultural segment was $57.2 million for the six months ended June 30, 2018, as compared to $44.9 million in the comparable period of 2017. Increased net sales volume, primarily in North America, drove the overall increase in gross profit. Income from operations in the agricultural segment was $40.3 million for the six months ended June 30, 2018, as compared to $27.0 million for the comparable period in 2017.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$198,963	$150,970	$387,696	$286,589
Gross profit	24,260	14,254	46,722	27,152
Income from operations	11,575	2,322	21,528	3,384

The Company's earthmoving/construction segment net sales were $199.0 million for the quarter ended June 30, 2018, as compared to $151.0 million in the comparable quarter of 2017, an increase of 31.8%. The increase in earthmoving/construction sales was driven by increased volume which increased net sales by 26.6%, reflecting general market improvements and market penetration, particularly in Europe, and favorable currency translation, which increased net sales by an additional 3.0%. Favorable price/mix contributed an additional 2.2% to net sales.

Gross profit in the earthmoving/construction segment was $24.3 million for the quarter ended June 30, 2018, as compared to $14.3 million in the comparable quarter of 2017. The Company's earthmoving/construction segment income from operations was $11.6 million for the quarter ended June 30, 2018, as compared to $2.3 million for the comparable quarter of 2017. The increase in gross profit was driven by increases in net sales, along with production efficiencies related to improved capacity utilization.

The Company's earthmoving/construction segment net sales were $387.7 million for the six months ended June 30, 2018, as compared to $286.6 million in the comparable quarter of 2017, an increase of 35.3%. Change in earthmoving/construction sales was driven by higher sales volume which increased net sales by 26.9%, reflecting favorable market factors and increased market penetration. Favorable currency translation increased net sales by 5.2% and price/mix further increased net sales by 3.2%.

Gross profit in the earthmoving/construction segment was $46.7 million for the six months ended June 30, 2018, as compared to $27.2 million for the comparable period in 2017. The Company's earthmoving/construction segment income from operations was $21.5 million for the six months ended June 30, 2018, as compared to $3.4 million for the comparable period in 2017. The increase in gross profit was driven by increases in net sales coupled with production efficiencies related to improved capacity utilization.

Consumer Segment Results
Consumer segment results for the periods presented below were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$43,071	$40,506	$85,553	$81,872
Gross profit	6,782	6,729	13,920	12,153
Income from operations	3,651	3,536	7,598	5,051

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Consumer segment net sales were $43.1 million for the quarter ended June 30, 2018, as compared to $40.5 million in the comparable quarter of 2017, an increase of approximately 6.3%. This increase was primarily driven by higher sales volumes contributing 9.9%, while favorable changes in price/mix contributed an additional 1.0% increase to net sales. Unfavorable currency translation decreased net sales by 4.6%, reflecting currency devaluation in Latin America.

Gross profit from the consumer segment was $6.8 million for the quarter ended June 30, 2018, as compared to $6.7 million for the comparable quarter of 2017. Consumer segment income from operations was $3.7 million for the quarter ended June 30, 2018, as compared to $3.5 million for the comparable quarter of 2017.

Consumer segment net sales were $85.6 million for the six months ended June 30, 2018, as compared to $81.9 million in the comparable period of 2017, an increase of approximately 4.5%. This increase was primarily due to favorable price/mix which increased net sales by 4.3%. Increased volume contributed another 1.8% increase, while unfavorable currency translation decreased net sales by 1.6%. These positive impacts on net sales reflect favorable market improvements and penetration, offset partially by currency devaluation in Latin America.

Gross profit from the consumer segment was $13.9 million for the six months ended June 30, 2018, as compared to $12.2 million for the comparable period of 2017. Consumer segment income from operations was $7.6 million for the six months ended June 30, 2018, as compared to $5.1 million for the comparable period in 2017.

Segment Summary (amounts in thousands)

Three months ended June 30, 2018	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$186,870	$198,963	$43,071	$—	$428,904
Gross profit	27,270	24,260	6,782	—	58,312
Income (loss) from operations	19,002	11,575	3,651	(18,003)	16,225
Three months ended June 30, 2017
Net sales	$172,923	$150,970	$40,506	$—	$364,399
Gross profit	23,037	14,254	6,729	—	44,020
Income (loss) from operations	14,224	2,322	3,536	(15,666)	4,416

Six months ended June 30, 2018	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$381,037	$387,696	$85,553	$—	$854,286
Gross profit	57,231	46,722	13,920	—	117,873
Income (loss) from operations	40,323	21,528	7,598	(35,124)	34,325
Six months ended June 30, 2017
Net sales	$353,439	$286,589	$81,872	$—	$721,900
Gross profit	44,916	27,152	12,153	—	84,221
Income (loss) from operations	26,969	3,384	5,051	(37,577)	(2,173)

Corporate & Unallocated Expenses
Income from operations on a segment basis does not include corporate expenses totaling $18.0 million for the quarter ended June 30, 2018, as compared to $15.7 million for the comparable quarter of 2017. The increase in corporate expenses was primarily driven by increased information technology costs related to company-wide initiatives that were not present in the second quarter of 2017.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Income from operations on a segment basis does not include corporate expenses totaling $35.1 million for the six months ended June 30, 2018, as compared to $37.6 million for the comparable period of 2017. The decrease in corporate expenses were primarily the result of lower legal and non-recurring fees in the prior year, partially offset by increased information technology costs in 2018.

MARKET RISK SENSITIVE INSTRUMENTS
The Company's risks related to foreign currencies, commodity prices, and interest rates at June 30, 2018, were consistent with those at December 31, 2017. For more information, see the “Market Risk Sensitive Instruments” discussion in the Company's Form 10-K for the fiscal year ended December 31, 2017.

PENSIONS
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. These plans are described further in Part I, Item 1, Notes to Condensed Consolidated Financial Statements: Note 11 - Employee Benefit Plans.

The Company's recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates, and other factors. Certain of these assumptions are determined by the Company with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements, and the carrying value of the related obligations. Titan expects to contribute approximately $3.7 million to these pension plans during the remainder of 2018.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of June 30, 2018, the Company had $106.5 million of cash.

(Amounts in thousands)	June 30,	December 31,
	2018	2017	Change
Cash	$106,491	$143,570	$(37,079)

The cash balance decreased by $37.1 million from December 31, 2017, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Six months ended June 30,
	2018	2017	Change
Net income (loss)	$20,423	$(17,122)	$37,545
Depreciation and amortization	30,175	29,486	689
Deferred income tax provision	287	1,324	(1,037)
Foreign currency translation loss	8,034	2,467	5,567
Accounts receivable	(70,633)	(34,879)	(35,754)
Inventories	(47,612)	(43,722)	(3,890)
Prepaid and other current assets	(4,555)	2,877	(7,432)
Accounts payable	39,550	33,149	6,401
Other current liabilities	(660)	(4,922)	4,262
Other liabilities	(5,212)	(4,057)	(1,155)
Other operating activities	276	4,846	(4,570)
Cash used for operating activities	$(29,927)	$(30,553)	$626

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

In the first six months of 2018, operating activities used $29.9 million of cash, including decreases from accounts receivable of $70.6 million and inventories of $47.6 million, offset by increases from accounts payable of $39.6 million. Included in the net income of $20.4 million were non-cash charges for depreciation and amortization of $30.2 million and foreign currency translation loss of $8.0 million.

Operating cash flows increased $0.6 million when comparing the first six months of 2018 to the first six months of 2017. The net income in the first six months of 2018 increased $37.5 million from the loss in the first six months of 2017. When comparing the first six months of 2018 to the first six months of 2017, cash flows from operating activities decreased in inventories and accounts receivable by $3.9 million and $35.8 million, respectively.

Summary of the components of cash conversion cycle:

	June 30,	December 31,	June 30,
	2018	2017	2017
Days sales outstanding	60	55	55
Days inventory outstanding	96	98	96
Days payable outstanding	(58)	(56)	(56)
Cash conversion cycle	98	97	95

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Six months ended June 30,
	2018	2017	Change
Capital expenditures	$(18,416)	$(15,152)	$(3,264)
Certificates of deposit	—	40,000	(40,000)
Other investing activities	884	1,038	(154)
Cash (used for) provided by investing activities	$(17,532)	$25,886	$(43,418)

Net cash used for investing activities was $17.5 million in the first six months of 2018, as compared to cash provided by investing activities of $25.9 million in the first six months of 2017. In the first six months of 2017, the Company had cash provided by investing activities of $40.0 million from certificates of deposit that matured and were not reinvested. The Company invested a total of $18.4 million in capital expenditures in the first six months of 2018, compared to $15.2 million in the first six months of 2017. The 2018 and 2017 expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan's existing business and to maintain existing equipment.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Six months ended June 30,
	2018	2017	Change
Proceeds from borrowings	$40,078	$27,742	$12,336
Payment on debt	(24,527)	(29,077)	4,550
Dividends paid	(598)	(570)	(28)
Cash provided by (used for) financing activities	$14,953	$(1,905)	$16,858

In the first six months of 2018, $15.0 million of cash was provided by financing activities. This cash was primarily provided through debt financing, with borrowing providing $40.1 million offset by payments on debt of $24.5 million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Debt Restrictions
The Company’s revolving credit facility (credit facility) and indenture relating to the 6.50% senior secured notes due 2023 contain various restrictions, including:

•
When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($7.5 million as of June 30, 2018), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);

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

Liquidity Outlook
At June 30, 2018, the Company had $106.5 million of cash and cash equivalents. At June 30, 2018, there were no outstanding borrowings on the Company's $75 million credit facility. Titan's availability under this credit facility may be less than $75 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. At June 30, 2018, an outstanding letter of credit under this credit facility totaled $12.3 million and the amount available under the facility totaled $62.7 million, based upon eligible accounts receivable and inventory balances. The cash and cash equivalents balance of $106.5 million included $65.1 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. As a result of the 2017 Tax Cuts and Jobs Act, the Company can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal additional taxes other than state income and foreign withholding tax. Titan expects to contribute approximately $3.7 million to its defined benefit pension plans during the remainder of 2018.

Total capital expenditures for 2018 are forecasted to be approximately $35 million to $45 million.  Cash payments for interest are currently forecasted to be approximately $16 million for the last six months of 2018 based on June 30, 2018, debt balances. The forecasted interest payments are comprised primarily of the semi-annual payment of approximately $13 million (paid in May and November) for the 6.50% senior secured notes.

The Company's redeemable noncontrolling interest in Voltyre-Prom includes a settlement put option which is exercisable during a six-month period beginning July 9, 2018. The redeemable noncontrolling interest may be purchased, with cash or Titan common stock, at an amount set by the Shareholders' Agreement, which is estimated to be approximately $117 million to
$122 million, if exercised in full. As of the filing date of this Form 10-Q, the Company had not received notification of intent to exercise the settlement put option. See Note 9 to the Company's condensed consolidated financial statements regarding the Company's redeemable noncontrolling interest and the settlement put option.

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

Cash and cash equivalents, totaling $106.5 million at June 30, 2018, along with anticipated internal cash flows from operations and utilization of remaining available borrowings, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures. Potential divestitures and unencumbered assets are also a means to provide for future liquidity needs.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

MARKET CONDITIONS AND OUTLOOK
In the first half of 2018, Titan experienced higher sales when compared to the same period of 2017. The higher sales levels were primarily the result of increased demand, primarily in the agricultural and earthmoving/construction segments. Net sales levels improved in both OEM and aftermarket channels. Market conditions across all segments are generally improved in 2018 compared to 2017.

Energy, raw material, and petroleum-based product costs could be volatile and may negatively affect the Company’s margins.  Additionally, the Company's markets and raw material prices may be negatively affected by tariffs and duties. Many of Titan’s overhead expenses are fixed; therefore, lower seasonal sales volume trends may cause negative fluctuations in quarterly profit margins and may negatively affect the financial condition of the Company.

AGRICULTURAL MARKET OUTLOOK
With the rise in global trade protectionism and an evolving business climate that includes declining crop prices, rising interest rates and ongoing tariff battles, there is concern for the overall health of the agricultural economy, particularly North America where U.S. farm net income is expected to decline in 2018. Overall declining/stagnant farm income levels have continued to keep demand for large farm equipment at reduced levels, however, the need to replace equipment as part of a typical replacement cycle is expected to drive additional volume in both OEM and aftermarket sales. Most major OEMs are forecasting 2018 agricultural equipment sales to be up over 2017 within most regions. North American used equipment levels have decreased from peak levels. Many variables, including weather, grain prices, export markets, currency, as well as government tariffs, duties, policies, and subsidies can greatly influence the overall condition of the agricultural market.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
In the first half of 2018, net sales in the earthmoving/construction market increased primarily due to higher net sales volumes. This increase in net sales was a continuation of increases which began in the latter part of 2017. Demand for larger products used in the mining industry improved, with growth in international markets outpacing growth in the U.S. Demand for Titan's products in this market is anticipated to continue to improve in the second half of 2018. Demand for small and medium-sized earthmoving/construction equipment used in the housing and commercial construction sectors is also anticipated to increase. The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers across the globe.

CONSUMER MARKET OUTLOOK
The consumer market is expected to remain highly competitive for the remainder of 2018. The consumer segment is affected by many variables including consumer spending, interest rates, government policies, and other macroeconomic drivers.

TITAN INTERNATIONAL, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A - Quantitative and Qualitative Disclosures About Market Risk included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. There has been no material change in this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the second quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6. Exhibits

10.1	Titan Restricted Stock Award Letter and Award Agreement

10.2
Employment Agreement, dated as of June 14, 2018, by and between Titan International, Inc. and David A. Martin (incorporated by reference to Exhibit 10 contained in the Company’s Current Report on Form 8-K filed on June 15, 2018)

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	August 2, 2018	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID A. MARTIN
David A. Martin
SVP and Chief Financial Officer
(Principal Financial Officer)