Form 10-Q
period 2018-09-30
TITAN INTERNATIONAL INC
filed 2018-11-02
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: September 30, 2018
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

Indicate the number of shares of Titan International, Inc. outstanding: 59,916,973 shares common stock, $0.0001 par value, as of October 25, 2018.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Net sales	$384,719	$370,988	$1,239,005	$1,092,888
Cost of sales	341,015	330,851	1,077,428	968,530
Gross profit	43,704	40,137	161,577	124,358
Selling, general and administrative expenses	33,709	39,753	102,308	115,553
Research and development expenses	2,591	2,457	8,222	7,908
Royalty expense	2,581	2,596	7,878	7,739
Income (loss) from operations	4,823	(4,669)	43,169	(6,842)
Interest expense	(7,596)	(7,537)	(22,786)	(22,578)
Foreign exchange gain (loss)	855	815	(7,187)	48
Other income	7,437	2,569	17,664	6,996
Income (loss) before income taxes	5,519	(8,822)	30,860	(22,376)
Provision for income taxes	2,841	2,396	3,738	5,964
Net income (loss)	2,678	(11,218)	27,122	(28,340)
Net income (loss) attributable to noncontrolling interests	383	800	(1,256)	1,424
Net income (loss) attributable to Titan	2,295	(12,018)	28,378	(29,764)
Redemption value adjustment	(4,045)	(882)	(11,066)	(3,981)
Net (loss) income applicable to common shareholders	$(1,750)	$(12,900)	$17,312	$(33,745)

Earnings per common share:
Basic	$(0.03)	$(0.22)	$0.29	$(0.57)
Diluted	$(0.03)	$(0.22)	$0.29	$(0.57)
Average common shares and equivalents outstanding:
Basic	59,897	59,600	59,787	59,247
Diluted	59,897	59,600	59,893	59,247

Dividends declared per common share:	$0.005	$0.005	$0.015	$0.015

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	September 30,
	2018	2017
Net income (loss)	$2,678	$(11,218)
Currency translation adjustment	(13,577)	14,015
Pension liability adjustments, net of tax of $4 and $166, respectively	733	180
Comprehensive (loss) income	(10,166)	2,977
Net comprehensive (loss) income attributable to redeemable and noncontrolling interests	(811)	1,436
Comprehensive (loss) income attributable to Titan	$(9,355)	$1,541

	Nine months ended
	September 30,
	2018	2017
Net income (loss)	$27,122	$(28,340)
Currency translation adjustment	(43,853)	33,040
Pension liability adjustments, net of tax of $(40) and $55, respectively	2,306	1,902
Comprehensive (loss) income	(14,425)	6,602
Net comprehensive (loss) income attributable to redeemable and noncontrolling interests	(4,036)	2,657
Comprehensive (loss) income attributable to Titan	$(10,389)	$3,945

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	September 30, 2018	December 31, 2017

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$96,799	$143,570
Accounts receivable, net	259,354	226,703
Inventories	381,969	339,836
Prepaid and other current assets	66,553	73,084
Total current assets	804,675	783,193
Property, plant and equipment, net	384,985	421,248
Deferred income taxes	2,320	3,779
Other assets	82,100	81,892
Total assets	$1,274,080	$1,290,112

Liabilities
Current liabilities
Short-term debt	$50,257	$43,651
Accounts payable	208,237	195,497
Other current liabilities	123,244	133,774
Total current liabilities	381,738	372,922
Long-term debt	411,019	407,171
Deferred income taxes	10,359	13,545
Other long-term liabilities	62,424	73,197
Total liabilities	865,540	866,835

Redeemable noncontrolling interest	119,897	113,193

Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 60,715,356 issued, 59,897,619 outstanding at September 30, 2018 and 59,800,559 outstanding at December 31, 2017)	—	—
Additional paid-in capital	520,389	531,708
Retained deficit	(16,456)	(44,022)
Treasury stock (at cost, 817,737 and 914,797 shares, respectively)	(8,004)	(8,606)
Stock reserved for deferred compensation	—	(1,075)
Accumulated other comprehensive loss	(200,168)	(157,076)
Total Titan shareholders’ equity	295,761	320,929
Noncontrolling interests	(7,118)	(10,845)
Total equity	288,643	310,084
Total liabilities and equity	$1,274,080	$1,290,112

 See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Stock reserved for deferred compensation	Accumulated other comprehensive (loss) income	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2018	59,800,559	$531,708	$(44,022)	$(8,606)	$(1,075)	$(157,076)	$320,929	$(10,845)	$310,084
Net income (loss) *			28,378				28,378	(150)	28,228
Currency translation adjustment, net *						(41,073)	(41,073)	476	(40,597)
Pension liability adjustments, net of tax						2,306	2,306		2,306
Dividends declared			(900)				(900)		(900)
Accounting standards adoption			88				88	35	123
Restricted stock awards	61,897						—		—
Acquisition of additional interest		(1,032)				(4,325)	(5,357)	5,208	(149)
Redemption value adjustment		(11,066)					(11,066)		(11,066)
Stock-based compensation		561		286			847		847
VIE distributions							—	(1,842)	(1,842)
Deferred compensation transactions		113			1,075		1,188		1,188
Issuance of treasury stock under 401(k) plan	35,163	105		316			421		421
Balance September 30, 2018	59,897,619	$520,389	$(16,456)	$(8,004)	$—	$(200,168)	$295,761	$(7,118)	$288,643

* Net income (loss) excludes $(1,106) of net loss attributable to redeemable noncontrolling interest. Currency translation adjustment excludes $(3,256) of currency translation related to redeemable noncontrolling interest.

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2018	2017
Net income (loss)	$27,122	$(28,340)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	43,395	44,029
Deferred income tax provision	(863)	(476)
Stock-based compensation	847	1,173
Issuance of treasury stock under 401(k) plan	421	413
Foreign currency translation loss	3,667	1,061
(Increase) decrease in assets:
Accounts receivable	(52,818)	(46,715)
Inventories	(62,560)	(46,083)
Prepaid and other current assets	2,299	20,046
Other assets	(6,021)	2,948
Increase (decrease) in liabilities:
Accounts payable	25,213	26,372
Other current liabilities	(5,072)	8,821
Other liabilities	(8,336)	1,539
Net cash used for operating activities	(32,706)	(15,212)
Cash flows from investing activities:
Capital expenditures	(26,498)	(23,580)
Certificates of deposit	—	50,000
Other	1,484	1,293
Net cash (used for) provided by investing activities	(25,014)	27,713
Cash flows from financing activities:
Proceeds from borrowings	48,108	33,540
Payment on debt	(30,139)	(41,003)
Dividends paid	(900)	(868)
Net cash provided by (used for) financing activities	17,069	(8,331)
Effect of exchange rate changes on cash	(6,120)	3,678
Net (decrease) increase in cash and cash equivalents	(46,771)	7,848
Cash and cash equivalents, beginning of period	143,570	147,827
Cash and cash equivalents, end of period	$96,799	$155,675

Supplemental information:
Interest paid	$16,814	$18,360
Income taxes paid, net of refunds received	$7,379	$550
Noncash investing and financing information:
Issuance of common stock for convertible debt payment	$—	$58,460

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Titan International, Inc. and its subsidiaries (Titan or the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of September 30, 2018, and the results of operations and cash flows for the three and nine months ended September 30, 2018 and 2017, and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018 (the 2017 Form 10-K). All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.50% senior secured notes due 2023 (senior secured notes) were carried at a cost of $394.9 million at September 30, 2018. The fair value of the senior secured notes at September 30, 2018, as obtained through an independent pricing source, was approximately $388.3 million.

Cash dividends
The Company declared cash dividends of $0.005 and $0.015 per share of common stock for the three and nine months ended September 30, 2018 and 2017, respectively. The third quarter 2018 cash dividend of $0.005 per share of common stock was paid on October 15, 2018, to shareholders of record on September 28, 2018.

New accounting standards:

Adoption of new accounting standards
The Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers" (the New Revenue Standard), effective January 1, 2018, using the modified retrospective approach which requires the recognition of the cumulative effect of initially applying the standard as an adjustment to opening retained earnings for the fiscal year beginning January 1, 2018. The adoption of the New Revenue Standard resulted in the recognition of an immaterial cumulative adjustment to opening retained earnings as of January 1, 2018, and had an immaterial effect on the Company’s financial position and results of operation. Results for reporting periods beginning after January 1, 2018 are presented under the New Revenue Standard which prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Titan's contracts typically contain a single performance obligation that is fulfilled on the date of delivery based on shipping terms stipulated in the contract.

Disaggregated Revenues
The following table presents revenues disaggregated by the major markets Titan serves (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales
Agricultural	$163,367	$170,895	$544,404	$524,335
Earthmoving/construction	180,362	156,442	568,057	443,030
Consumer	40,990	43,651	126,544	125,523
	$384,719	$370,988	$1,239,005	$1,092,888

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company adopted Accounting Standards Update (ASU) No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" on January 1, 2018, using the retrospective transition method. This standard changed the presentation of net periodic pension and postretirement benefit cost (net benefit cost) within the Statement of Operations. Under the previous guidance, net benefit cost was reported as an employee cost within operating income. The amendment requires the bifurcation of net benefit cost, with the service cost component to be presented with other employee compensation costs in operating income, while the other components will be reported separately outside of income from operations. The adoption of this accounting standard resulted in a change in certain previously reported amounts, whereby the Company reclassed $0.5 million and $1.4 million of non-service cost from cost of sales to other income on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2017, respectively. See Note 11 - Employee Benefit Plans in Part I, Item 1 of this Form 10-Q for further discussion.

The Company early-adopted ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," effective September 30, 2018, using the retrospective approach. ASU 2018-15 requires a customer in a hosting arrangement that is a service contract to apply the guidance on internal-use software to determine which implementation costs to recognize as an asset and which costs to expense. Costs to develop or obtain internal-use software that cannot be capitalized under Subtopic 350-40, such as training costs and certain data conversion costs, also cannot be capitalized for a hosting arrangement that is a service contract. The amendments in this update require a customer in a hosting arrangement that is a service contract to determine whether an implementation activity relates to the preliminary project stage, the application development stage, or the post-implementation stage. Costs for implementation activities in the application development stage will be capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages will be expensed. As a result of the adoption of this accounting standard, the Company capitalized an aggregate of $6.1 million of implementation costs at September 30, 2018, from selling, general and administration in the Condensed Consolidated Statement of Operations to other assets in the Condensed Consolidated Balance Sheets. Of the $6.1 million reclassification, $2.1 million was related to the three months ended September 30, 2018, and $4.0 million related to the previously reported selling, general and administration amounts in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2018.

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

Accounting standards issued but not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This update was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The primary effect of adopting the new standard will be to record assets and obligations for the Company's operating leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has a significant number of leases for both property and equipment. As such, the Company expects that there will be a material impact on our financial position and disclosures upon the adoption of ASU 2016-02. The Company has hired outside consultants to assist with the implementation of this standard and are reporting our progress to management and to the audit committee of our board of directors on a periodic basis. The Company is in the process of abstracting data from known leases and validating and testing the completeness and accuracy of this data.  The Company will provide additional disclosure as the implementation progresses.

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

In August 2018, the FASB issued ASU No. 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments in this update are effective for fiscal years beginning after December 15, 2019. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this update are effective for fiscal years ending after December 15, 2020. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of the dates set forth below (amounts in thousands):

	September 30, 2018	December 31, 2017
Accounts receivable	$263,370	$229,677
Allowance for doubtful accounts	(4,016)	(2,974)
Accounts receivable, net	$259,354	$226,703

Accounts receivable are reduced by an estimated allowance for doubtful accounts, which is based on known risks and historical losses.

3. INVENTORIES

Inventories consisted of the following as of the dates set forth below (amounts in thousands):

	September 30, 2018	December 31, 2017
Raw material	$105,206	$83,541
Work-in-process	44,456	40,525
Finished goods	232,307	215,770
	$381,969	$339,836

Inventories are valued at the lower of cost or net realizable value. Net realizable value is estimated based on current selling prices. Inventory costs are calculated using the first-in, first-out (FIFO) method or average cost method. Estimated provisions are established for slow-moving and obsolete inventory.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of the dates set forth below (amounts in thousands):

	September 30, 2018	December 31, 2017
Land and improvements	$43,471	$46,998
Buildings and improvements	254,788	264,078
Machinery and equipment	589,605	598,411
Tools, dies and molds	107,890	108,649
Construction-in-process	13,638	15,349
	1,009,392	1,033,485
Less accumulated depreciation	(624,407)	(612,237)
	$384,985	$421,248

Depreciation on property, plant and equipment for the nine months ended September 30, 2018 and 2017, totaled $40.7 million and $41.0 million, respectively.

Capital leases included in property, plant, and equipment consisted of the following as of the dates set forth below (amounts in thousands):

	September 30, 2018	December 31, 2017
Buildings and improvements	$3,871	$4,056
Less accumulated amortization	(2,266)	(2,294)
	$1,605	$1,762

Machinery and equipment	$33,160	$32,379
Less accumulated amortization	(26,576)	(27,260)
	$6,584	$5,119

5. INTANGIBLE ASSETS

The components of intangible assets consisted of the following as of the dates set forth below (amounts in thousands):

	Weighted Average Useful Lives (in years) September 30, 2018	September 30, 2018	December 31, 2017
Amortizable intangible assets:
Customer relationships	8.9	$13,274	$13,922
Patents, trademarks and other	7.6	14,022	15,208
Total at cost		27,296	29,130
Less accumulated amortization		(14,857)	(13,855)
		$12,439	$15,275

Amortization related to intangible assets for the nine months ended September 30, 2018 and 2017, totaled $1.8 million and $2.2 million, respectively. Intangible assets are included as a component of other assets in the Condensed Consolidated Balance Sheet.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The estimated aggregate amortization expense at September 30, 2018, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

October 1 - December 31, 2018	$490
2019	2,091
2020	2,074
2021	1,440
2022	1,012
Thereafter	5,332
$12,439

6. WARRANTY

Changes in the warranty liability consisted of the following (amounts in thousands):

	2018	2017
Warranty liability, January 1	$18,612	$17,926
Provision for warranty liabilities	5,522	5,377
Warranty payments made	(5,407)	(5,693)
Warranty liability, September 30	$18,727	$17,610

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

7. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following as of the dates set forth below (amounts in thousands):

	September 30, 2018
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(5,101)	$394,899
Titan Europe credit facilities	36,157	—	36,157
Other debt	27,946	—	27,946
Capital leases	2,274	—	2,274
Total debt	466,377	(5,101)	461,276
Less amounts due within one year	50,257	—	50,257
Total long-term debt	$416,120	$(5,101)	$411,019

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

Aggregate principal maturities of long-term debt at September 30, 2018, for each of the years (or other periods) set forth below were as follows (amounts in thousands):

October 1 - December 31, 2018	$25,736
2019	26,929
2020	8,916
2021	3,494
2022	654
Thereafter	400,648
$466,377

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

Titan Europe credit facilities
The Titan Europe credit facilities contain borrowings from various institutions totaling $36.2 million in aggregate principal amount at September 30, 2018. Maturity dates on this debt range from less than one year to nine years and interest rates range from 5% to 6.9%. The Titan Europe facilities are secured by the assets of Titan's subsidiaries in Italy, Spain, Germany, and Brazil.

Revolving credit facility
The Company has a $75 million revolving credit facility (credit facility) with agent BMO Harris Bank N.A. and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and is scheduled to mature in February 2022. From time to time Titan's availability under this credit facility may be less than $75 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At September 30, 2018, an outstanding letter of credit under the credit facility totaled $12.3 million and the amount available under the facility totaled $62.7 million based upon eligible accounts receivable and inventory balances. During the first nine months of 2018 and at September 30, 2018, there were no borrowings under the credit facility.

Other debt
The Company has working capital loans at Titan Pneus do Brasil Ltda and Voltyre-Prom at various interest rates, which totaled $7.7 million and $22.2 million at September 30, 2018, respectively. Maturity dates on this debt range from less than one year to three years.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is recorded as an offset to currency exchange gain/loss. For the three and nine months ended September 30, 2018, the Company recorded currency exchange gain related to these derivatives of $0.1 million and $0.2 million, respectively.

9. REDEEMABLE NONCONTROLLING INTEREST

The Company, in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF), owns all of the equity interests in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia. The Company is party to a shareholders' agreement with OEP and RDIF which was entered into in connection with the acquisition of Voltyre-Prom. The agreement contains a settlement put option that is exercisable during a six-month period beginning July 9, 2018, and may require Titan to purchase the equity interests from OEP and RDIF in Voltyre-Prom with cash or Titan common stock, at a value set by the agreement. The value set by the agreement is the greater of: the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8%, or the last twelve months of EBITDA multiplied by 5.5 less net debt times the selling party's ownership percentage. As of September 30, 2018, the value of the redeemable noncontrolling interest held by OEP and RDIF was recorded at the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8%.

The redemption features of the settlement put option are not solely within the Company’s control. The noncontrolling interest is presented as a redeemable noncontrolling interest separately from total equity in the Condensed Consolidated Balance Sheet at the redemption value of the settlement put option. If the redemption value is greater than the carrying value of the noncontrolling interest, the increase in the redemption value is adjusted directly to retained earnings of the affected entity, or additional paid-in capital if there are no available retained earnings applicable to the redeemable noncontrolling interest.
The following is a reconciliation of redeemable noncontrolling interest as of September 30, 2018 and 2017 (amounts in thousands):

	2018	2017
Balance at January 1	$113,193	$104,809
(Loss) gain attributable to redeemable noncontrolling interest	(1,106)	271
Currency translation	(3,256)	1,955
Redemption value adjustment	11,066	3,981
Balance at September 30	$119,897	$111,016

This obligation approximates the cost to the Company if all remaining equity interests in the consortium were purchased by the Company on September 30, 2018 and is presented in the Condensed Consolidated Balance Sheet in redeemable noncontrolling interest, which is treated as mezzanine equity.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance, and insurance by the Company.

At September 30, 2018, future minimum rental commitments under noncancellable operating leases with initial terms of at least one year were as follows (amounts in thousands):

October 1 - December 31, 2018	$2,167
2019	7,148
2020	4,985
2021	3,930
2022	2,985
Thereafter	7,045
Total future minimum lease payments	$28,260

At September 30, 2018, the Company had assets held as capital leases with a net book value of $8.2 million included in property, plant and equipment. At September 30, 2018, total future capital lease obligations relating to these leases were as follows (amounts in thousands):

October 1 - December 31, 2018	$192
2019	609
2020	488
2021	474
2022	476
Thereafter	339
Total future capital lease obligation payments	2,578
Less amount representing interest	(304)
Present value of future capital lease obligation payments	$2,274

11. EMPLOYEE BENEFIT PLANS
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $3.6 million to the pension plans during the nine months ended September 30, 2018, and expects to contribute approximately $1.8 million to the pension plans during the remainder of 2018.

The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$169	$129	$447	$482
Interest cost	1,056	1,197	3,237	3,531
Expected return on assets	(1,487)	(1,372)	(4,470)	(4,109)
Amortization of unrecognized prior service cost	50	34	150	102
Amortization of net unrecognized loss	682	663	2,048	1,992
Net periodic pension cost	$470	$651	$1,412	$1,998

Service cost is recorded as cost of sales in the Condensed Consolidated Statement of Operations while all other components are recorded in other income.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. VARIABLE INTEREST ENTITIES

The Company holds a variable interest in three joint ventures for which the Company is the primary beneficiary. Two of the joint ventures operate distribution facilities that primarily distribute mining products. Titan is the 50% owner of one of these distribution facilities, which is located in Canada, and the 40% owner of the other such facility, which is located in Australia. The Company’s variable interests in these two joint ventures relate to sales of Titan product to these entities, consigned inventory, and working capital loans. The third joint venture is the consortium that owns Voltyre-Prom. Titan owns 43% of the consortium owning Voltyre-Prom, which is subject to a shareholders' agreement containing a settlement put option that may require Titan to purchase the remaining equity interests in the consortium. See Note 9 for additional information.

The Company also holds a variable interest in five other entities for which Titan is the primary beneficiary. Each of these entities provides specific manufacturing related services at the Company's Tennessee facility. Titan's variable interest in these entities relates to financial support through providing many of the assets used by these entities in their business. The Company owns no equity in these entities.

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

The following table summarizes the carrying amount of the entities’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets at September 30, 2018, and December 31, 2017 (amounts in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$9,761	$10,621
Inventory	15,162	13,494
Other current assets	30,057	36,334
Property, plant and equipment, net	29,623	33,717
Other noncurrent assets	3,446	4,250
Total assets	$88,049	$98,416

Current liabilities	$30,937	$32,172
Noncurrent liabilities	7,317	8,291
Total liabilities	$38,254	$40,463

All assets in the above table can only be used to settle obligations of the consolidated VIE to which the respective assets relate. Liabilities are nonrecourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company holds variable interests in certain VIEs that are not consolidated because Titan is not the primary beneficiary. The Company's involvement with these entities is in the form of direct equity interests and prepayments related to purchases of materials. The maximum exposure to loss as reflected in the table below represents the loss of assets recognized by Titan relating to non-consolidated entities and amounts due to the non-consolidated assets. The assets and liabilities recognized in Titan's Condensed Consolidated Balance Sheets related to Titan's interest in these non-consolidated VIEs and the Company's maximum exposure to loss relating to non-consolidated VIEs as of the dates set forth below were as follows (amounts in thousands):

	September 30, 2018	December 31, 2017
Investments	$3,884	$3,823
Other current assets	1,277	1,261
Total VIE assets	5,161	5,084
Accounts payable	1,989	1,413
Maximum exposure to loss	$7,150	$6,497

13. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements expires in 2025. The Company also has a trademark license agreement with Goodyear to manufacture and sell certain non-farm tire products in Latin America which expires in June 2019. Royalty expenses recorded were $2.6 million for each of the three months ended September 30, 2018 and 2017. Royalty expenses recorded were $7.9 million and $7.7 million for the nine months ended September 30, 2018 and 2017, respectively.

14. OTHER INCOME

Other income consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Equity investment income	$1,016	$1,391	$3,199	$2,741
Interest income	456	872	1,605	2,646
Building rental income	381	594	1,369	1,789
Investment gain related to investments for deferred compensation	—	480	688	1,827
Other income (expense)	5,584	(768)	10,803	(2,007)
	$7,437	$2,569	$17,664	$6,996

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15. INCOME TAXES

The Company recorded income tax expense of $2.8 million and $2.4 million for the quarters ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded income tax expense of $3.7 million and $6.0 million, respectively. The Company's effective income tax rate was 51% and (27)% for the quarters ended September 30, 2018 and 2017, respectively, and 12% and (27)% for the nine months ended September 30, 2018 and 2017, respectively.

The Company’s 2018 income tax expense and rate differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of a reduction of the liability for unrecognized tax positions and U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the nine months ended September 30, 2018.

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

The 2017 TCJA was enacted on December 22, 2017, and includes a number of changes to the Internal Revenue Code, including a one-time transition tax on the mandatory deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory income tax rate from 35% to 21% effective January 1, 2018.  The 2017 TCJA also created a new requirement that certain income (i.e., global intangible low taxed income, hereinafter referred to as GILTI) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder.  Consistent with guidance issued by SEC Staff Accounting Bulletin (SAB) No. 118, which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 TCJA, the Company has provisionally recorded no additional income tax expense related to the one-time mandatory deemed repatriation provision of the 2017 TCJA. For 2018, the Company has estimated an amount of GILTI income that is included in the calculation of 2018 income tax expense. This GILTI income inclusion, however, is fully offset by a change in the valuation allowance. The remeasurement of the U.S. net deferred asset from the 2017 corporate income tax rate change was fully offset by a change in the valuation allowance in 2017.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16. EARNINGS PER SHARE

Earnings per share (EPS) were as follows for the periods presented below (amounts in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income (loss) attributable to Titan	$2,295	$(12,018)	$28,378	$(29,764)
Redemption value adjustment	(4,045)	(882)	(11,066)	(3,981)
Net income (loss) applicable to common shareholders	$(1,750)	$(12,900)	$17,312	$(33,745)
Determination of shares:
Weighted average shares outstanding (basic)	59,897	59,600	59,787	59,247
Effect of stock options/trusts	—	—	106	—
Weighted average shares outstanding (diluted)	59,897	59,600	59,893	59,247
Earnings per share:
Basic and diluted	(0.03)	(0.22)	0.29	(0.57)

The effect of stock options, shares held by certain trusts, and convertible notes has been excluded from the calculation of EPS for the three months ended September 30, 2018, and the three and nine months ended September 30, 2017, as the effect would have been antidilutive. The weighted average share amount excluded for stock options was 0.0 million for the three months ended September 30, 2018. The weighted average share amount excluded for stock options and shares held by certain trusts was 0.2 million for each of the three and nine months ended September 30, 2017. The weighted average share amount excluded for convertible notes totaled 0.3 million shares for the nine months ended September 30, 2017.

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

At September 30, 2018, two of Titan’s subsidiaries were involved in litigation concerning environmental laws and regulations.

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
The table below presents information about certain operating results, separated by market segments, for each of the three and nine months ended September 30, 2018 and 2017 (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales
Agricultural	$163,367	$170,895	$544,404	$524,335
Earthmoving/construction	180,362	156,442	568,057	443,030
Consumer	40,990	43,651	126,544	125,523
	$384,719	$370,988	$1,239,005	$1,092,888
Gross profit
Agricultural	$19,921	$19,072	$77,153	$63,988
Earthmoving/construction	17,819	14,810	64,541	41,963
Consumer	5,964	6,255	19,883	18,407
	$43,704	$40,137	$161,577	$124,358
Income (loss) from operations
Agricultural	$11,539	$10,197	$51,862	$37,166
Earthmoving/construction	6,056	3,262	27,584	6,645
Consumer	3,225	3,114	10,822	8,165
Corporate & Unallocated	(15,997)	(21,242)	(47,099)	(58,818)
Income (loss) from operations	4,823	(4,669)	43,169	(6,842)

Interest expense	(7,596)	(7,537)	(22,786)	(22,578)
Foreign exchange gain (loss)	855	815	(7,187)	48
Other income, net	7,437	2,569	17,664	6,996
Income (loss) before income taxes	$5,519	$(8,822)	$30,860	$(22,376)

Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	September 30, 2018	December 31, 2017
Total assets
Agricultural	$405,414	$444,783
Earthmoving/construction	490,238	537,855
Consumer	120,501	157,133
Corporate & Unallocated	257,927	150,341
	$1,274,080	$1,290,112

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

19. FAIR VALUE MEASUREMENTS

Accounting standards for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following as of the dates set forth below (amounts in thousands):

	September 30, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Contractual obligation investments	$—	$—	$—	$—	$12,393	$12,393	$—	$—
Derivative financial instruments asset	683	—	683	—	458	—	458	—
Preferred stock	111	—	—	111	154	—	—	154
Total	$794	$—	$683	$111	$13,005	$12,393	$458	$154

The following table presents the changes, during the nine months ended September 30, 2018, in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2017	$154
Total unrealized losses	(43)
Balance as of September 30, 2018	$111

The preferred stock was valued based on the book value of the common stock into which it can be converted.

20. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Board of Directors of the Company, Mr. Maurice Taylor. The related party is Mr. Fred Taylor, who is Mr. Maurice Taylor’s brother. The companies with which Mr. Fred Taylor is associated that do business with Titan include the following: Blacksmith OTR, LLC; F.B.T. Enterprises, Inc.; Green Carbon, Inc.; Silverstone, Inc.; and OTR Wheel Engineering, Inc.  Sales of Titan products to these companies were approximately $0.3 million and $1.0 million for the three and nine months ended September 30, 2018, respectively, as compared to $0.3 million and $1.3 million for the three and nine months ended September 30, 2017, respectively. Titan had trade receivables due from these companies of approximately $0.2 million at September 30, 2018, and approximately $0.2 million at December 31, 2017.  Titan had product purchases from these companies of approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively, as compared to purchases of approximately $0.2 million for the each of the three and nine months ended September 30, 2017. Sales commissions paid to the above companies were approximately $0.4 million and $1.4 million for the three and nine months ended September 30, 2018, respectively, as compared to $0.7 million and $1.4 million for the three and nine months ended September 30, 2017, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company sells products to Valuepart and Track Solutions Pty Ltd., which is controlled by relatives of a member of management of a Titan subsidiary. Sales of Titan products to this company were approximately $0.0 million and $0.2 million for the three and nine months ended September 30, 2018, respectively.

In July 2013, the Company entered into a Shareholders’ Agreement with OEP and RDIF to acquire Voltyre-Prom. Mr. Richard M. Cashin Jr., a director of the Company, is the President of OEP, which owns 21.4% of the joint venture.  The Shareholders’ Agreement contains a settlement put option that may require the Company to purchase equity interests in the joint venture from OEP and RDIF at a value set by the agreement. See Note 9 for additional information.

21. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following for the periods presented below (amounts in thousands):

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at July 1, 2018	$(165,964)	$(22,554)	$(188,518)
Currency translation adjustments	(12,383)	—	(12,383)
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior service cost, net of tax of $4	—	733	733
Reclassification as a result of ownership change	—	—	—
Balance at September 30, 2018	$(178,347)	$(21,821)	$(200,168)

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2018	$(132,949)	$(24,127)	$(157,076)
Currency translation adjustments	(41,073)	—	(41,073)
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior service cost, net of tax of $(40)	—	2,306	2,306
Reclassification as a result of ownership change	(4,325)	—	(4,325)
Balance at September 30, 2018	$(178,347)	$(21,821)	$(200,168)

22. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The senior secured notes are guaranteed by the following wholly-owned subsidiaries of the Company: Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois. The note guarantees are full and unconditional, joint and several obligations of the guarantors. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. See the indenture governing the senior secured notes incorporated by reference to the 2017 Form 10-K for additional information. The following condensed consolidating financial statements are presented using the equity method of accounting. Certain sales and marketing expenses recorded by non-guarantor subsidiaries have not been allocated to the guarantor subsidiaries.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended September 30, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$142,040	$384,510	$(141,831)	$384,719
Cost of sales	150	128,270	354,426	(141,831)	341,015
Gross (loss) profit	(150)	13,770	30,084	—	43,704
Selling, general and administrative expenses	317	14,017	19,375	—	33,709
Research and development expenses	332	936	1,323	—	2,591
Royalty expense	594	943	1,044	—	2,581
(Loss) income from operations	(1,393)	(2,126)	8,342	—	4,823
Interest expense	(6,817)	—	(779)	—	(7,596)
Intercompany interest income (expense)	634	839	(1,473)	—	—
Foreign exchange (loss) gain	—	(57)	912	—	855
Other income (expense)	5,421	(116)	2,132	—	7,437
(Loss) income before income taxes	(2,155)	(1,460)	9,134	—	5,519
Provision for income taxes	423	614	1,804	—	2,841
Equity in earnings of subsidiaries	9,277	—	(6,005)	(3,272)	—
Net income (loss)	6,699	(2,074)	1,325	(3,272)	2,678
Net income attributable to noncontrolling interests	—	—	383	—	383
Net income (loss) attributable to Titan	$6,699	$(2,074)	$942	$(3,272)	$2,295

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months September 30, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$138,557	$232,431	$—	$370,988
Cost of sales	99	121,838	208,914	—	330,851
Gross (loss) profit	(99)	16,719	23,517	—	40,137
Selling, general and administrative expenses	2,100	12,594	25,059	—	39,753
Research and development expenses	—	972	1,485	—	2,457
Royalty expense	217	1,435	944	—	2,596
(Loss) income from operations	(2,416)	1,718	(3,971)	—	(4,669)
Interest expense	(7,231)	—	(306)	—	(7,537)
Intercompany interest income (expense)	606	983	(1,589)	—	—
Foreign exchange (loss) gain	(2)	71	746	—	815
Other income (loss)	968	(358)	1,959	—	2,569
(Loss) income before income taxes	(8,075)	2,414	(3,161)	—	(8,822)
Provision for income taxes	889	994	513	—	2,396
Equity in earnings of subsidiaries	(2,252)	—	(2,306)	4,558	—
Net (loss) income	(11,216)	1,420	(5,980)	4,558	(11,218)
Net income attributable to noncontrolling interests	—	—	800	—	800
Net (loss) income attributable to Titan	$(11,216)	$1,420	$(6,780)	$4,558	$(12,018)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Nine Months Ended September 30, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$479,557	$901,279	$(141,831)	$1,239,005
Cost of sales	396	410,008	808,855	(141,831)	1,077,428
Gross (loss) profit	(396)	69,549	92,424	—	161,577
Selling, general and administrative expenses	3,191	46,276	52,841	—	102,308
Research and development expenses	825	2,905	4,492	—	8,222
Royalty expense	1,475	3,396	3,007	—	7,878
(Loss) income from operations	(5,887)	16,972	32,084	—	43,169
Interest expense	(20,456)	—	(2,330)	—	(22,786)
Intercompany interest income (expense)	1,886	2,761	(4,647)	—	—
Foreign exchange loss	—	(727)	(6,460)	—	(7,187)
Other income (expense)	12,051	(428)	6,041	—	17,664
(Loss) income before income taxes	(12,406)	18,578	24,688	—	30,860
(Benefit) provision for income taxes	(12,033)	7,918	7,853	—	3,738
Equity in earnings of subsidiaries	27,498	—	(1,459)	(26,039)	—
Net income (loss)	27,125	10,660	15,376	(26,039)	27,122
Net loss attributable to noncontrolling interests	—	—	(1,256)	—	(1,256)
Net income (loss) attributable to Titan	$27,125	$10,660	$16,632	$(26,039)	$28,378

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Nine Months Ended September 30, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$429,636	$663,252	$—	$1,092,888
Cost of sales	256	378,002	590,272	—	968,530
Gross (loss) profit	(256)	51,634	72,980	—	124,358
Selling, general and administrative expenses	10,038	43,906	61,609	—	115,553
Research and development expenses	—	2,825	5,083	—	7,908
Royalty expense	883	4,140	2,716	—	7,739
(Loss) income from operations	(11,177)	763	3,572	—	(6,842)
Interest expense	(21,909)	—	(669)	—	(22,578)
Intercompany interest income (expense)	1,775	2,930	(4,705)	—	—
Foreign exchange (loss) gain	(2)	30	20	—	48
Other income (expense)	3,179	(1,076)	4,893	—	6,996
(Loss) income before income taxes	(28,134)	2,647	3,111	—	(22,376)
(Benefit) provision for income taxes	(620)	2,489	4,095	—	5,964
Equity in earnings of subsidiaries	2,120	—	(10,715)	8,595	—
Net (loss) income	(25,394)	158	(11,699)	8,595	(28,340)
Net income attributable to noncontrolling interests	—	—	1,424	—	1,424
Net (loss) income attributable to Titan	$(25,394)	$158	$(13,123)	$8,595	$(29,764)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Three Months Ended September 30, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$6,699	$(2,074)	$1,325	$(3,272)	$2,678
Currency translation adjustment	(13,577)	—	(13,577)	13,577	(13,577)
Pension liability adjustments, net of tax	733	646	87	(733)	733
Comprehensive (loss) income	(6,145)	(1,428)	(12,165)	9,572	(10,166)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(811)	—	(811)
Comprehensive (loss) income attributable to Titan	$(6,145)	$(1,428)	$(11,354)	$9,572	$(9,355)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Three Months Ended September 30, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(11,216)	$1,420	$(5,980)	$4,558	$(11,218)
Currency translation adjustment	14,015	—	14,015	(14,015)	14,015
Pension liability adjustments, net of tax	180	625	(445)	(180)	180
Comprehensive income (loss)	2,979	2,045	7,590	(9,637)	2,977
Net comprehensive income attributable to redeemable and noncontrolling interests	—	—	1,436	—	1,436
Comprehensive income (loss) attributable to Titan	$2,979	$2,045	$6,154	$(9,637)	$1,541

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Nine Months Ended September 30, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$27,125	$10,660	$15,376	$(26,039)	$27,122
Currency translation adjustment	(43,853)	—	(43,853)	43,853	(43,853)
Pension liability adjustments, net of tax	2,306	1,938	368	(2,306)	2,306
Comprehensive (loss) income	(14,422)	12,598	(28,109)	15,508	(14,425)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(4,036)	—	(4,036)
Comprehensive (loss) income attributable to Titan	$(14,422)	$12,598	$(24,073)	$15,508	$(10,389)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Nine Months Ended September 30, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(25,394)	$158	$(11,699)	$8,595	$(28,340)
Currency translation adjustment	33,040	—	33,040	(33,040)	33,040
Pension liability adjustments, net of tax	1,902	1,875	27	(1,902)	1,902
Comprehensive income (loss)	9,548	2,033	21,368	(26,347)	6,602
Net comprehensive income attributable to redeemable and noncontrolling interests	—	—	2,657	—	2,657
Comprehensive income (loss) attributable to Titan	$9,548	$2,033	$18,711	$(26,347)	$3,945

(Amounts in thousands)	Condensed Consolidating Balance Sheets September 30, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$36,416	$5	$60,378	$—	$96,799
Accounts receivable, net	—	2	259,352	—	259,354
Inventories	—	64,829	317,140	—	381,969
Prepaid and other current assets	4,061	19,535	42,957	—	66,553
Total current assets	40,477	84,371	679,827	—	804,675
Property, plant and equipment, net	10,637	99,590	274,758	—	384,985
Investment in subsidiaries	757,418	—	73,601	(831,019)	—
Other assets	6,288	958	77,174	—	84,420
Total assets	$814,820	$184,919	$1,105,360	$(831,019)	$1,274,080
Liabilities and Equity
Short-term debt	$329	$—	$49,928	$—	$50,257
Accounts payable	1,763	28,496	177,978	—	208,237
Other current liabilities	26,541	23,722	72,981	—	123,244
Total current liabilities	28,633	52,218	300,887	—	381,738
Long-term debt	396,405	—	14,614	—	411,019
Other long-term liabilities	9,181	12,307	51,295	—	72,783
Intercompany accounts	75,261	(393,726)	318,465	—	—
Redeemable noncontrolling interest	—	—	119,897	—	119,897
Titan shareholders' equity	305,340	514,120	307,320	(831,019)	295,761
Noncontrolling interests	—	—	(7,118)	—	(7,118)
Total liabilities and equity	$814,820	$184,919	$1,105,360	$(831,019)	$1,274,080

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Balance Sheets December 31, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$59,740	$13	$83,817	$—	$143,570
Accounts receivable, net	—	54,009	172,694	—	226,703
Inventories	—	96,036	243,800	—	339,836
Prepaid and other current assets	17,789	20,917	34,378	—	73,084
Total current assets	77,529	170,975	534,689	—	783,193
Property, plant and equipment, net	2,466	110,470	308,312	—	421,248
Investment in subsidiaries	766,777	—	74,003	(840,780)	—
Other assets	6,389	967	78,315	—	85,671
Total assets	$853,161	$282,412	$995,319	$(840,780)	$1,290,112
Liabilities and Equity
Short-term debt	$—	$—	$43,651	$—	$43,651
Accounts payable	4,258	20,787	170,452	—	195,497
Other current liabilities	38,495	30,170	65,109	—	133,774
Total current liabilities	42,753	50,957	279,212	—	372,922
Long-term debt	394,284	—	12,887	—	407,171
Other long-term liabilities	11,544	16,458	58,740	—	86,742
Intercompany accounts	75,103	(286,525)	211,422	—	—
Redeemable noncontrolling interest	—	—	113,193	—	113,193
Titan shareholders' equity	329,477	501,522	330,710	(840,780)	320,929
Noncontrolling interests	—	—	(10,845)	—	(10,845)
Total liabilities and equity	$853,161	$282,412	$995,319	$(840,780)	$1,290,112

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Nine Months Ended September 30, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(22,905)	$3,827	$(13,628)	$(32,706)
Cash flows from investing activities:
Capital expenditures	(259)	(3,836)	(22,403)	(26,498)
Other, net	740	1	743	1,484
Net cash provided by (used for) investing activities	481	(3,835)	(21,660)	(25,014)
Cash flows from financing activities:
Proceeds from borrowings	—	—	48,108	48,108
Payment on debt	—	—	(30,139)	(30,139)
Dividends paid	(900)	—	—	(900)
Net cash (used for) provided by financing activities	(900)	—	17,969	17,069
Effect of exchange rate change on cash	—	—	(6,120)	(6,120)
Net decrease in cash and cash equivalents	(23,324)	(8)	(23,439)	(46,771)
Cash and cash equivalents, beginning of period	59,740	13	83,817	143,570
Cash and cash equivalents, end of period	$36,416	$5	$60,378	$96,799

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Nine Months Ended September 30, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(53,211)	$4,107	$33,892	$(15,212)
Cash flows from investing activities:
Capital expenditures	(815)	(4,472)	(18,293)	(23,580)
Certificates of deposit	50,000	—	—	50,000
Other, net	—	366	927	1,293
Net cash provided by (used for) investing activities	49,185	(4,106)	(17,366)	27,713
Cash flows from financing activities:
Proceeds from borrowings	—	—	33,540	33,540
Payment on debt	(3,393)	—	(37,610)	(41,003)
Dividends paid	(868)	—	—	(868)
Net cash used for financing activities	(4,261)	—	(4,070)	(8,331)
Effect of exchange rate change on cash	—	—	3,678	3,678
Net (decrease) increase in cash and cash equivalents	(8,287)	1	16,134	7,848
Cash and cash equivalents, beginning of period	86,190	9	61,628	147,827
Cash and cash equivalents, end of period	$77,903	$10	$77,762	$155,675

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of the financial statements included in this quarterly report with a narrative from the perspective of the management of Titan International, Inc. (Titan or the Company) on Titan's financial condition, results of operations, liquidity, and other factors that may affect the Company's future results. The MD&A in this quarterly report should be read in conjunction with the condensed consolidated financial statements and other financial information included elsewhere in this quarterly report and the MD&A and audited consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018 (the 2017 Form 10-K).

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
Readers of this Form 10-Q should understand that these forward-looking statements are based on the Company’s current expectations and assumptions about future events and are subject to a number of risks, uncertainties, and changes in circumstances that are difficult to predict, including, but not limited to, the factors discussed in Item 1A, Risk Factors, of the 2017 Form 10-K, certain of which are beyond the Company’s control.

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

CRITICAL ACCOUNTING ESTIMATES
There were no material changes in the Company’s Critical Accounting Estimates since the filing of the 2017 Form 10-K. As discussed in the 2017 Form 10-K, the preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates, assumptions, and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates and assumptions.  Also see Note 1 - Basis of Presentation and Significant Accounting Policies in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of the Company’s updated accounting policies, including with respect to revenue recognition.

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

The table below provides highlights for the three and nine months ended September 30, 2018, compared to the same periods in 2017 (amounts in thousands, except earnings per share):

	Three months ended			Nine months ended
	September 30,			September 30,
	2018	2017	% Increase	2018	2017	% Increase
Net sales	$384,719	$370,988	3.7%	$1,239,005	$1,092,888	13.4%
Cost of sales	341,015	330,851	3.1%	1,077,428	968,530	11.2%
Gross profit	43,704	40,137	8.9%	161,577	124,358	29.9%
Gross profit as percentage of sales	11.4%	10.8%		13.0%	11.4%
Income (loss) from operations	4,823	(4,669)	203.3%	43,169	(6,842)	730.9%
Net income (loss)	2,678	(11,218)	123.9%	27,122	(28,340)	195.7%
Basic earnings per share	(0.03)	(0.22)	86.4%	0.29	(0.57)	150.9%

RESULTS OF OPERATIONS

Net Sales
Net sales for the quarter ended September 30, 2018, were $384.7 million, compared to $371.0 million in the comparable quarter of 2017, an increase of 3.7% driven by sales increases in the earthmoving/construction segment in most geographies partially offset by decreased net sales in the agricultural and consumer segments. Overall net sales volume was up 5.9% over the comparable prior year quarter. Favorable changes in price/mix positively impacted net sales by 3.9%, while unfavorable currency translation negatively impacted net sales by 6.1%, particularly in Latin America.

Net sales for the nine months ended September 30, 2018, were $1.24 billion, compared to $1.09 billion in the comparable period of 2017, an increase of 13.4%. Overall net sales volume increased 10.2% over the comparable period of 2017, with higher volume across all segments, particularly in the earthmoving/construction segment. Favorable changes in price/mix contributed a 4.3% increase to net sales, while unfavorable currency translation negatively impacted net sales by 1.1%.

Cost of Sales and Gross Profit
Cost of sales was $341.0 million for the quarter ended September 30, 2018, compared to $330.9 million for the comparable quarter in 2017. Gross profit for the third quarter of 2018 was $43.7 million, or 11.4% of net sales, compared to $40.1 million, or 10.8% of net sales, for the third quarter of 2017. The increase in gross profit was driven by increased sales volume partially offset by higher material costs. The increase in gross margin was primarily the result of production efficiencies driven by increased volume offset by increased raw material costs.

Cost of sales was $1.08 billion for the nine months ended September 30, 2018, compared to $0.97 billion for the comparable period in 2017. Gross profit for the first nine months of 2018 was $161.6 million, or 13.0% of net sales, compared to $124.4 million, or 11.4% of net sales, for the first nine months of 2017. The increase in gross profit was driven by increased sales volume partially offset by higher material costs and unfavorable currency translation.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the third quarter of 2018 were $33.7 million, or 8.8% of net sales, compared to $39.8 million, or 10.7% of net sales, for the third quarter of 2017.  The decrease in SG&A primarily related to an accrued contingent liability of $6.5 million for a legal judgment in 2017.

SG&A expenses for the first nine months of 2018 were $102.3 million, or 8.3% of net sales, compared to $115.6 million, or 10.6% of net sales, for the first nine months of 2017. The decrease in SG&A resulted from non-recurring legal fees and an accrued contingent liability of $6.5 million for a legal judgment in 2017.

As a result of the early adoption of a recent accounting standard related to cloud computing arrangements, the Company capitalized an aggregate of $6.1 million of ERP implementation costs at September 30, 2018, from SG&A in the Condensed Consolidated Statement of Operations to Other Assets in the Condensed Consolidated Balance Sheets. Of the $6.1 million reclassification, $2.1 million was related to the three months ended September 30, 2018, and $4.0 million related to the previously reported SG&A amounts in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2018.

Research and Development Expenses
Research and development (R&D) expenses for the third quarter of 2018 were $2.6 million, or 0.7% of net sales, compared to $2.5 million, or 0.7% of net sales, for the third quarter of 2017. R&D expenses for the first nine months of 2018 were $8.2 million, or 0.7% of net sales, compared to $7.9 million, or 0.7% of net sales, for the first nine months of 2017. The R&D spending reflects initiatives to improve product designs and an ongoing focus on quality.

Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements expires in 2025. The Company also has a trademark license agreement with Goodyear to manufacture and sell certain non-farm tire products in Latin America.

Royalty expenses for the third quarter of 2018 were $2.6 million, or 0.7% of net sales, compared to $2.6 million, or 0.7% of net sales, for the third quarter of 2017. Royalty expenses for the first nine months of 2018 were $7.9 million, or 0.6% of net sales, compared to $7.7 million, or 0.7% of net sales, for the first nine months of 2017. The increased royalty expenses are the result of increased sales.

Income (Loss) from Operations
Income from operations for the third quarter of 2018 was $4.8 million, compared to loss from operations of $4.7 million for the third quarter of 2017.  Income from operations for the first nine months of 2018 was $43.2 million, compared to loss from operations of $6.8 million for the first nine months of 2017.

Interest Expense
Interest expense was $7.6 million and $7.5 million for the quarters ended September 30, 2018 and 2017, respectively. Interest expense was $22.8 million and $22.6 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in interest expense was primarily due to increased borrowings under international working capital facilities, which was partially offset by the reduced interest rate on the Company's senior secured notes, which were refinanced during November 2017.

Foreign Exchange Gain (Loss)
Foreign exchange gain was $0.9 million for the third quarter of 2018, compared to gain of $0.8 million for the third quarter of 2017. Foreign exchange loss was $7.2 million for the first nine months of 2018, compared to a gain of $48 thousand for the first nine months of 2017. The foreign currency loss in the nine months ended September 30, 2018, primarily reflects the devaluation of Latin American currencies.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Other Income
Other income was $7.4 million for the quarter ended September 30, 2018, as compared to $2.6 million in the comparable quarter of 2017.  For the quarter ended September 30, 2018, the Company recorded equity investment income of $1.0 million, interest income of $0.5 million, and rental income of $0.4 million. For the quarter ended September 30, 2017, the Company recorded equity investment income of $1.4 million, interest income of $0.9 million, rental income of $0.6 million, and a gain related to investments for deferred compensation of $0.5 million.

Other income was $17.7 million for the nine months ended September 30, 2018, as compared to $7.0 million in the comparable period of 2017. For the nine months ended September 30, 2018, the Company recorded equity investment income of $3.2 million, interest income of $1.6 million, rental income of $1.4 million, and a gain related to investments for deferred compensation of $0.7 million. For the nine months ended September 30, 2017, the Company recorded equity investment income of $2.7 million, interest income of $2.6 million, rental income of $1.8 million, and a gain related to investments for deferred compensation of $1.8 million.

Provision for Income Taxes
The Company recorded income tax expense of $2.8 million and $2.4 million for the quarters ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded income tax expense of $3.7 million and $6.0 million, respectively. The Company's effective income tax rate was 51% and (27)% for the quarters ended September 30, 2018 and 2017, and 12% and (27)% for the nine months ended September 30, 2018 and 2017, respectively.

The Company’s 2018 income tax expense and rate differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of a reduction of the liability for unrecognized tax positions and U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the nine months ended September 30, 2018.

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

Net Income (Loss) and Earnings per Share
Net income for the third quarter of 2018 was $2.7 million, compared to net loss of $(11.2) million in the comparable quarter of 2017. For the quarters ended September 30, 2018 and 2017, basic and diluted earnings per share were $(0.03) and $(0.22), respectively. Net income for the first nine months of 2018 was $27.1 million, compared to net loss of $(28.3) million in the comparable period of 2017. For the nine months ended September 30, 2018 and 2017, basic and diluted earnings per share were $0.29 and $(0.57), respectively. The Company's higher net income and earnings per share were due to the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$163,367	$170,895	$544,404	$524,335
Gross profit	19,921	19,072	77,153	63,988
Income from operations	11,539	10,197	51,862	37,166

Net sales in the agricultural segment were $163.4 million for the quarter ended September 30, 2018, as compared to $170.9 million for the comparable period in 2017, a decrease of 4.4%. Lower sales volumes contributed 1.7% of this decrease while unfavorable currency translation, primarily from Latin America, further decreased net sales by 6.9%. Favorable price/mix partially offset these decreases with a 4.2% positive impact on net sales.

Gross profit in the agricultural segment was $19.9 million for the quarter ended September 30, 2018, as compared to $19.1 million in the comparable quarter of 2017.  Favorable price/mix drove the overall increase in gross profit. Income from operations in the agricultural segment was $11.5 million for the quarter ended September 30, 2018, as compared to $10.2 million for the comparable period in 2017, reflecting improved production efficiencies and lower SG&A.

Net sales in the agricultural segment were $544.4 million for the nine months ended September 30, 2018, as compared to $524.3 million for the comparable period in 2017, an increase of 3.8%. Favorable price/mix increased net sales by 3.9%, while higher sales volumes contributed 2.7% of the increase in net sales. Unfavorable currency translation decreased net sales by 2.8%.

Gross profit in the agricultural segment was $77.2 million for the nine months ended September 30, 2018, as compared to $64.0 million in the comparable period of 2017. Increased net sales, primarily in North America, drove the overall increase in gross profit. Income from operations in the agricultural segment was $51.9 million for the nine months ended September 30, 2018, as compared to $37.2 million for the comparable period in 2017.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$180,362	$156,442	$568,057	$443,030
Gross profit	17,819	14,810	64,541	41,963
Income from operations	6,056	3,262	27,584	6,645

The Company's earthmoving/construction segment net sales were $180.4 million for the quarter ended September 30, 2018, as compared to $156.4 million in the comparable quarter of 2017, an increase of 15.3%. The increase in earthmoving/construction sales was driven by increased volume which positively impacted net sales by 15.2%, reflecting general market improvements and market penetration, particularly in Europe, and favorable price/mix, which had an additional 4.1% positive impact on net sales. Unfavorable currency translation decreased net sales by 4.0%.

Gross profit in the earthmoving/construction segment was $17.8 million for the quarter ended September 30, 2018, as compared to $14.8 million in the comparable quarter of 2017. The Company's earthmoving/construction segment income from operations was $6.1 million for the quarter ended September 30, 2018, as compared to $3.3 million for the comparable quarter of 2017. The increase in gross profit was driven by increases in net sales, along with production efficiencies related to improved capacity utilization.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company's earthmoving/construction segment net sales were $568.1 million for the nine months ended September 30, 2018, as compared to $443.0 million in the comparable quarter of 2017, an increase of 28.2%. The improvement in earthmoving/construction sales was driven by higher sales volume which increased net sales by 20.9%, reflecting favorable market factors and increased market penetration. Favorable price/mix increased net sales by 5.4% and favorable currency translation further increased net sales by 1.9%.

Gross profit in the earthmoving/construction segment was $64.5 million for the nine months ended September 30, 2018, as compared to $42.0 million for the comparable period in 2017. The Company's earthmoving/construction segment income from operations was $27.6 million for the nine months ended September 30, 2018, as compared to $6.6 million for the comparable period in 2017. The increase in gross profit was driven by increases in net sales coupled with production efficiencies related to improved capacity utilization.

Consumer Segment Results
Consumer segment results for the periods presented below were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$40,990	$43,651	$126,544	$125,523
Gross profit	5,964	6,255	19,883	18,407
Income from operations	3,225	3,114	10,822	8,165

Consumer segment net sales were $41.0 million for the quarter ended September 30, 2018, as compared to $43.7 million in the comparable quarter of 2017, a decrease of approximately 6.1%. This decrease was primarily driven by unfavorable currency translation contributing 10.8%, reflecting currency devaluation in Latin America. Increased volume partially offset this decrease by contributing an additional 2.6% to net sales, while favorable price/mix further increased net sales by 2.1%.

Gross profit from the consumer segment was $6.0 million for the quarter ended September 30, 2018, as compared to $6.3 million for the comparable quarter of 2017. Consumer segment income from operations was $3.2 million for the quarter ended September 30, 2018, as compared to $3.1 million for the comparable quarter of 2017.

Consumer segment net sales were $126.5 million for the nine months ended September 30, 2018, as compared to $125.5 million in the comparable period of 2017, an increase of approximately 0.8%. Favorable volume increased net sales by 3.5% and favorable price/mix contributed another 2.1% increase, while unfavorable currency translation decreased net sales by 4.8%.

Gross profit from the consumer segment was $19.9 million for the nine months ended September 30, 2018, as compared to $18.4 million for the comparable period of 2017. Consumer segment income from operations was $10.8 million for the nine months ended September 30, 2018, as compared to $8.2 million for the comparable period in 2017.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Segment Summary (amounts in thousands)

Three months ended September 30, 2018	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$163,367	$180,362	$40,990	$—	$384,719
Gross profit	19,921	17,819	5,964	—	43,704
Income (loss) from operations	11,539	6,056	3,225	(15,997)	4,823
Three months ended September 30, 2017
Net sales	$170,895	$156,442	$43,651	$—	$370,988
Gross profit	19,072	14,810	6,255	—	40,137
Income (loss) from operations	10,197	3,262	3,114	(21,242)	(4,669)

Nine months ended September 30, 2018	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$544,404	$568,057	$126,544	$—	$1,239,005
Gross profit	77,153	64,541	19,883	—	161,577
Income (loss) from operations	51,862	27,584	10,822	(47,099)	43,169
Nine months ended September 30, 2017
Net sales	$524,335	$443,030	$125,523	$—	$1,092,888
Gross profit	63,988	41,963	18,407	—	124,358
Income (loss) from operations	37,166	6,645	8,165	(58,818)	(6,842)

Corporate & Unallocated Expenses
Income from operations on a segment basis does not include corporate expenses totaling $16.0 million for the quarter ended September 30, 2018, as compared to $21.2 million for the comparable quarter of 2017. The decrease in corporate expenses was primarily driven by lower legal and non-recurring fees as compared to the prior year quarter.

Income from operations on a segment basis does not include corporate expenses totaling $47.1 million for the nine months ended September 30, 2018, as compared to $58.8 million for the comparable period of 2017. The decrease in corporate expenses was primarily the result of capitalization of the CCA implementation costs in the third quarter of 2018 and lower legal and non-recurring fees as compared to the prior year, partially offset by increased information technology costs in 2018.

MARKET RISK SENSITIVE INSTRUMENTS
The Company's risks related to foreign currencies, commodity prices, and interest rates at September 30, 2018, were consistent with those at December 31, 2017. For more information, see the “Market Risk Sensitive Instruments” discussion in the 2017 Form 10-K.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company's recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates, and other factors. Certain of these assumptions are determined by the Company with the assistance of outside actuaries. Assumptions are based on past experience and anticipated future trends. These assumptions are reviewed on a regular basis and revised when appropriate. Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements, and the carrying value of the related obligations. Titan expects to contribute approximately $1.8 million to these pension plans during the fourth quarter of 2018.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of September 30, 2018, the Company had $96.8 million of cash.

(Amounts in thousands)	September 30,	December 31,
	2018	2017	Change
Cash	$96,799	$143,570	$(46,771)

The cash balance decreased by $46.8 million from December 31, 2017, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Nine months ended September 30,
	2018	2017	Change
Net income (loss)	$27,122	$(28,340)	$55,462
Depreciation and amortization	43,395	44,029	(634)
Deferred income tax provision	(863)	(476)	(387)
Foreign currency translation loss	3,667	1,061	2,606
Accounts receivable	(52,818)	(46,715)	(6,103)
Inventories	(62,560)	(46,083)	(16,477)
Prepaid and other current assets	2,299	20,046	(17,747)
Accounts payable	25,213	26,372	(1,159)
Other current liabilities	(5,072)	8,821	(13,893)
Other liabilities	(8,336)	1,539	(9,875)
Other operating activities	(4,753)	4,534	(9,287)
Cash used for operating activities	$(32,706)	$(15,212)	$(17,494)

In the first nine months of 2018, operating activities used $32.7 million of cash, including decreases from inventories of $62.6 million and accounts receivable of $52.8 million, offset by increases from accounts payable of $25.2 million. Included in the net income of $27.1 million were non-cash charges for depreciation and amortization of $43.4 million and foreign currency translation loss of $3.7 million.

Operating cash flows increased $17.5 million when comparing the first nine months of 2018 to the first nine months of 2017. The net income in the first nine months of 2018 increased $55.5 million from the loss in the first nine months of 2017. When comparing the first nine months of 2018 to the first nine months of 2017, cash flows from operating activities decreased in inventories and accounts receivable by $16.5 million and $6.1 million, respectively.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Summary of the components of cash conversion cycle:

	September 30,	December 31,	September 30,
	2018	2017	2017
Days sales outstanding	62	55	58
Days inventory outstanding	106	98	95
Days payable outstanding	(58)	(56)	(53)
Cash conversion cycle	110	97	100

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Nine months ended September 30,
	2018	2017	Change
Capital expenditures	$(26,498)	$(23,580)	$(2,918)
Certificates of deposit	—	50,000	(50,000)
Other investing activities	1,484	1,293	191
Cash (used for) provided by investing activities	$(25,014)	$27,713	$(52,727)

Net cash used for investing activities was $25.0 million in the first nine months of 2018, as compared to cash provided by investing activities of $27.7 million in the first nine months of 2017. In the first nine months of 2017, the Company had cash provided by investing activities of $50.0 million from certificates of deposit that matured and were not reinvested. The Company invested a total of $26.5 million in capital expenditures in the first nine months of 2018, compared to $23.6 million in the first nine months of 2017. The expenditures during the first nine months of 2018 and 2017 represent various equipment purchases and improvements to enhance production capabilities of Titan's existing business and to maintain existing equipment.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Nine months ended September 30,
	2018	2017	Change
Proceeds from borrowings	$48,108	$33,540	$14,568
Payment on debt	(30,139)	(41,003)	10,864
Dividends paid	(900)	(868)	(32)
Cash provided by (used for) financing activities	$17,069	$(8,331)	$25,400

In the first nine months of 2018, $17.1 million of cash was provided by financing activities. This cash was primarily provided through debt financing, with borrowing providing $48.1 million, offset by payments on debt of $30.1 million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Debt Restrictions
The Company’s revolving credit facility (credit facility) and indenture relating to the 6.50% senior secured notes due 2023 contain various restrictions, including:

•
When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($7.5 million as of September 30, 2018), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);

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

Liquidity Outlook
At September 30, 2018, the Company had $96.8 million of cash and cash equivalents. At September 30, 2018, there were no outstanding borrowings on the Company's $75 million credit facility. Titan's availability under this credit facility may be less than $75 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. At September 30, 2018, an outstanding letter of credit under this credit facility totaled $12.3 million and the amount available under the facility totaled $62.7 million, based upon eligible accounts receivable and inventory balances. The cash and cash equivalents balance of $96.8 million included $56.1 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. As a result of the 2017 Tax Cuts and Jobs Act, the Company can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal additional taxes other than state income and foreign withholding tax. Titan expects to contribute approximately $1.8 million to its defined benefit pension plans during the fourth quarter of 2018.

Total capital expenditures for 2018 are forecasted to be approximately $35 million to $40 million.  Cash payments for interest are currently forecasted to be approximately $14 million for the last three months of 2018 based on September 30, 2018, debt balances. The forecasted interest payments are comprised primarily of the semi-annual payment of approximately $13 million (paid in May and November) for the 6.50% senior secured notes.

The Company's redeemable noncontrolling interest in Voltyre-Prom includes a settlement put option that is exercisable during a six-month period beginning July 9, 2018. The redeemable noncontrolling interest may be purchased, with cash or Titan common stock, at an amount set by the Shareholders' Agreement, which is estimated to be approximately $117 million to
$122 million, if exercised in full. As of the filing date of this Form 10-Q, the Company had not received notification of intent to exercise the settlement put option. See Note 9 to the Company's Condensed Consolidated Financial Statements regarding the Company's redeemable noncontrolling interest and the settlement put option.

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

Cash and cash equivalents, totaling $96.8 million at September 30, 2018, along with anticipated internal cash flows from operations and utilization of remaining available borrowings, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures. Potential divestitures and unencumbered assets are also a means to provide for future liquidity needs.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

MARKET CONDITIONS AND OUTLOOK
In the first nine months of 2018, Titan experienced higher sales when compared to the same period of 2017. The higher sales levels were primarily the result of increased demand, primarily in the earthmoving/construction and agricultural segments. Net sales levels improved in both OEM and aftermarket channels. Market conditions across all segments were generally improved in 2018 compared to 2017.

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

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
In the first nine months of 2018, net sales in the earthmoving/construction market increased primarily due to higher net sales volumes. This increase in net sales was a continuation of increases that began in the latter part of 2017. Demand for larger products used in the mining industry improved, with growth in international markets outpacing growth in the U.S. Demand for Titan's products in this market is anticipated to continue to improve through the remainder of 2018. Demand for small and medium-sized earthmoving/construction equipment used in the housing and commercial construction sectors is also anticipated to increase. The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers across the globe.

CONSUMER MARKET OUTLOOK
The consumer market is expected to remain highly competitive for the remainder of 2018. The consumer segment is affected by many variables including consumer spending, interest rates, government policies, and other macroeconomic drivers.

TITAN INTERNATIONAL, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A - Quantitative and Qualitative Disclosures About Market Risk included in the 2017 Form 10-K. There has been no material change in this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the third quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors to the 2017 Form 10-K.

Item 6. Exhibits

10	Titan Tire Russia Shareholders' Agreement

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TITAN INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	November 2, 2018	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID A. MARTIN
David A. Martin
SVP and Chief Financial Officer
(Principal Financial Officer)