Form 10-K
period 2018-12-31
TITAN INTERNATIONAL INC
filed 2019-03-07
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the shares of common stock of the registrant held by non-affiliates as of June 29, 2018, was approximately $450 million based upon the last reported sale price of the common stock on the New York Stock Exchange on June 29, 2018.
Indicate the number of shares of Titan International, Inc. outstanding: 59,946,387 shares of common stock, $0.0001 par value, as of February 25, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders, to be held on June 13, 2019, are incorporated by reference into Part III of this Form 10-K.

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
Readers of this Form 10-K should understand that these forward-looking statements are based on the Company’s current expectations and assumptions about future events and are subject to a number of risks, uncertainties, and changes in circumstances that are difficult to predict, including those in Part 1, Item 1A of this report, “Risk Factors,” certain of which are beyond the Company’s control.

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

PART I

ITEM 1 – BUSINESS

OVERVIEW
Titan International, Inc., together with its subsidiaries (Titan or the Company), is a global wheel, tire, and undercarriage industrial manufacturer and supplier that services customers across the globe.  Titan traces its roots to the Electric Wheel Company in Quincy, Illinois, which was founded in 1890.  Titan was originally incorporated in 1983 and has increased its global footprint and enhanced product offerings through major acquisitions which include the following:

•	2005 - The Goodyear Tire & Rubber Company’s North American farm tire assets

•	2006 - Off-the-road (OTR) tire assets of Continental Tire North America

•	2011 - The Goodyear Tire & Rubber Company's Latin American farm tire business

•	2012 - 56% controlling interest in Planet Corporation Group, now known as Titan Australia

•
2013/2014 - a noncontrolling interest in Voltyre-Prom, a leading producer of agricultural and industrial tires, which owns and operates an over two million square foot manufacturing facility located in Volgograd Russia; and

•	2018 - the remaining 44% interest in Titan Australia

As a leading manufacturer in the off-highway industry, Titan produces a broad range of products to meet the specifications of original equipment manufacturers (OEMs) and aftermarket customers in the agricultural, earthmoving/construction, and consumer markets.  As a manufacturer of both wheels and tires, the Company is well positioned to offer customers added value through complete wheel and tire assemblies.

BUSINESS SEGMENTS
Titan designs and manufactures products for OEMs and aftermarket customers in the agricultural, earthmoving/construction, and consumer markets. For additional information concerning the revenues, expenses, income from operations, and assets attributable to each of the segments in which the Company operates, see Note 28 to the Company's consolidated financial statements, included in Item 8 of this annual report.

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

EARTHMOVING/CONSTRUCTION SEGMENT
The Company manufactures rims, wheels, tires, and undercarriage systems and components for various types of OTR earthmoving, mining, military, construction, and forestry equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, articulated dump trucks, load transporters, haul trucks, backhoe loaders, crawler tractors, lattice cranes, shovels, and hydraulic excavators.  The earthmoving/construction market, in general, is often referred to as OTR, an acronym for off-the-road.  The Company provides OEM and aftermarket customers with a broad range of earthmoving/construction wheels ranging in diameter from 15 inches to 63 inches and in weight from 125 pounds to 7,000 pounds.  The 63-inch diameter wheel is the largest manufactured in North America for the earthmoving/construction market. Titan’s earthmoving/construction tires range from approximately three feet to approximately 13 feet in outside diameter and in weight from 50 pounds to 12,500 pounds.  The Company offers the added value of wheel and tire assembly for certain applications in the earthmoving/construction segment.

CONSUMER SEGMENT
Titan manufactures bias truck tires in Latin America and light truck tires in Russia.  Titan also offers select products for ATVs, turf, and golf cart applications. This segment also includes sales that do not readily fall into the Company's other segments.

COMPETITIVE STRENGTHS
Titan’s strong market position in the off-highway wheel, tire, and undercarriage market and its long-term core customer relationships contribute to the Company’s competitive strengths.  Titan's production of both wheels and tires enables the Company to provide a one-stop solution for its customers' wheel and tire assembly needs. These strengths, along with Titan’s dedication to the off-highway equipment market, continue to drive the Company forward.

•	Strong Market Position
As a result of Titan’s offering of a broad range of specialized wheels, tires, assemblies, and undercarriage systems and components, Titan is a leader in the global off-highway market.  Through an extensive dealer network and sales force, the Company is able to reach an increasing number of aftermarket and OEM customers and build Titan’s image and brand recognition.  The Company’s production of the Goodyear Farm Tire brand in North America, Latin America, Europe, Middle East and Africa contributes to overall visibility and customer confidence. Additionally, the 2013 acquisition of Voltyre-Prom expanded Titan's footprint into the Commonwealth of Independent States (CIS) region. Years of product design and engineering experience have enabled Titan to improve existing products and develop new ones, such as Low Sidewall (LSW®), that have been well received in the marketplace.  Titan believes it has benefited from significant barriers to entry, such as the substantial investment necessary to replicate the Company’s manufacturing equipment and numerous tools, dies and molds, many of which are used in custom processes.

•	Wheel and Tire Manufacturing Capabilities
The Company’s position as a manufacturer of both wheels and tires allows Titan to mount and deliver one of the largest selections of off-highway assemblies in North America. Both standard and LSW assemblies are delivered as a single, complete unit based on each customer’s specific requirements. Titan offers this value-added service for wheel and tire assemblies for the agricultural, earthmoving/construction, and consumer segments.

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

BUSINESS STRATEGY
Titan’s strategy is to become the worldwide leader in manufacturing and distribution of wheels, tires, assemblies and undercarriage products and to serve our customers' needs through product innovation and quality service in our key markets: agriculture, earthmoving/construction, and consumer. Other strategic considerations include:

•	Tire Technology
The Company has developed an LSW tire technology, featuring a larger rim diameter and a smaller sidewall than standard tires. With LSW tire technology, which has been widely adopted within the automotive industry, users experience reduced power hop, road lope, soil compaction, and fuel consumption as well as improved safety and performance. Both power hop and road lope can disturb ride quality and impede equipment performance. The benefits correspond to Titan’s markets through superior comfort, ride and fuel economy. Titan continues to enhance the LSW technology and expand its LSW product and other tire offerings in both the agricultural and construction segments.

•	Increase Aftermarket Tire Business
The Company has concentrated on increasing Titan's presence in the tire aftermarket, which historically has been somewhat less cyclical than the OEM market. The aftermarket also offers the potential for higher profit margins and is a larger market. Titan’s strategy to enhance the Company's aftermarket platform focuses on improving the customer experience and product positioning in key sales markets. To support this strategy, the Company has maintained and supported Titan's salesforce for the tire aftermarket throughout the recent industry downturn.

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

The Company competes on the basis of price, quality, sales support, customer service, design capability, and delivery time.  The Company's position of manufacturing both the wheel and the tire allows Titan to provide innovative assembly solutions for our customers, creating a competitive advantage in the marketplace. The Company’s ability to compete with international competitors may be adversely affected by various factors, including currency fluctuations and tariffs imposed by domestic and foreign governments.  Titan owns the molds and dies used to produce its wheels and tires. However, certain of the Company’s OEM customers could elect to manufacture their own products to meet their requirements or to otherwise compete with the Company.  The Company may be adversely affected by increased competition in the markets in which it operates, or competitors developing products that are more effective, less expensive, or otherwise rendering certain of Titan’s products less competitive.  From time to time, certain of the Company’s competitors have reduced their prices in particular product categories, which has prompted Titan to reduce prices as well.  There can be no assurance that competitors of the Company will not further reduce prices in the future or that any such reductions would not have a material adverse effect on the Company.

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

•	International Operations
The Company operates manufacturing facilities in Latin America, Europe and Russia. The Latin American, European and Russian operations accounted for 17%, 23%, and 6% of the Company's net sales, respectively, for the year ended December 31, 2018 and 19%, 21% and 7% of net sales, respectively, for the year ended December 31, 2017.

RAW MATERIALS
Steel, natural rubber, synthetic rubber, carbon black, bead wire, and fabric are the primary raw materials used by the Company.  To ensure a consistent steel supply, Titan purchases raw steel from various steel mills and maintains relationships with steel processors for steel preparation.  The Company is not dependent on any single producer for its steel supply; however, some components do have limited suppliers.  Rubber and other raw materials for tire manufacture represent some of the Company’s largest commodity expenses.  Titan has developed a procurement strategy and practice designed to mitigate price risk and lower cost. Titan buys rubber in markets where there are usually several sources of supply.  In addition to the development of key domestic suppliers, the Company’s strategic procurement plan includes international steel and rubber suppliers to assure competitive price and quality in the global marketplace.  As is customary in the industry, the Company does not have long-term contracts for the purchase of steel or rubber and, therefore, purchases are subject to price fluctuations.

RESEARCH, DEVELOPMENT, AND ENGINEERING
The Company’s research, development, and engineering staff tests original designs and technologies and develops new manufacturing methods to improve product performance.  Titan’s engineering and manufacturing resources are focused on designing quality products that address the needs of our customers and end-users across the markets that Titan serves.  Titan’s team of experienced engineers continuously work on new and improved engineered solutions that evolve with today’s applications for the off-highway wheel, tire, and assembly markets. Titan's advantage as both a wheel and tire manufacturer allows the Company to design, test, and bring to market innovative solutions to meet the specific needs of its customers. For example, Titan has developed the LSW technology, featuring a larger rim diameter and a smaller sidewall than standard tires, which helps reduce power hop, road lope, soil compaction, and provides improved safety and performance. Research and development (R&D) expenses are expensed as incurred.  R&D costs were $11.1 million, $10.3 million, and $10.0 million for the years ending December 31, 2018, 2017, and 2016, respectively.

CUSTOMERS
Titan’s 10 largest customers accounted for 35% of net sales for the year ended December 31, 2018, and 32% for the year ended December 31, 2017.  No customer accounted for 10% or more of Titan's net sales in 2018.  Management believes the Company is not dependent on any single customer; however, certain products are dependent on a few customers.  While the loss of any substantial customer could impact Titan’s business, the Company believes that its diverse product mix and customer base should minimize a longer-term impact caused by any such loss.

ORDER BACKLOG
The Company's backlog of orders is not considered material to, or a significant factor in, evaluating and understanding any of the Company's business segments or Titan's businesses considered as a whole.

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

EMPLOYEES
At December 31, 2018, the Company employed approximately 6,300 people worldwide, including approximately 4,300 located outside the United States.

At December 31, 2018, the employees at each of the Company's Bryan, Ohio; Freeport, Illinois; and Des Moines, Iowa facilities, which collectively account for approximately 38% of the Company’s U.S. employees, were covered by collective bargaining agreements which expire in November 2021.

Outside the United States, the Company enters into employment agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements generally correspond in each case with the required or customary terms in the subject jurisdiction.

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

ENVIRONMENTAL LAWS AND REGULATIONS
It is our policy to conduct our global operations in accordance with all applicable laws, regulations and other requirements.
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

AVAILABLE INFORMATION
The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are made available, without charge, through the Company’s website located at www.titan-intl.com as soon as reasonably practicable after they are filed with the Securities and Exchange Commission (SEC).  You can also obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at 800-SEC-0330, or by accessing the SEC’s website at www.SEC.gov.  The following documents are also posted on the Company’s website:

•	Corporate Governance Policy

•	Code of Business Conduct

•	Audit Committee Charter

•	Compensation Committee Charter

•	Nominating Committee Charter

•	Corporate Governance Committee Charter

Printed copies of these documents are available, without charge, by writing to:  Titan International, Inc.,
c/o Corporate Secretary, 2701 Spruce Street, Quincy, IL 62301.

The information on, or that may be accessed through, the aforementioned websites is not incorporated into this filing and should not be considered a part of this filing.

ITEM 1A – RISK FACTORS

The Company is subject to various risks and uncertainties that it believes are significant to our business. These risks relate to or arise out of the nature of the Company's business and overall business, economic, financial, legal, and other factors or conditions that may affect the Company. In addition to risks discussed elsewhere in this report, the following are factors that could, individually or in the aggregate, materially adversely affect the Company’s business, financial condition and results of operations and cause the Company's actual results to differ from past results and/or those anticipated, estimated or projected. In addition, other risks not presently known to the Company or that the Company currently believes to be immaterial may also adversely affect the Company’s business, financial condition and results of operations, perhaps materially. It is impossible to predict or identify all such risks and uncertainties and, as a result, you should not consider the following factors to be a complete discussion of all risks or uncertainties that may impact the Company’s business, financial condition or results of operations.

•	The Company is exposed to price fluctuations of key commodities.
The Company uses various raw materials, most significantly steel, natural rubber, synthetic rubber, carbon black, bead wire, and fabric in manufacturing its products across all of its market segments. The Company does not generally enter into long-term commodity contracts and does not use derivative commodity instruments to hedge exposures to commodity market price fluctuations.  Therefore, the Company is exposed to price fluctuations of key commodities.  Although the Company attempts to pass on certain material price increases to its customers, there is no assurance that the Company will be able to do so in the future.  Any increase in the price of steel and rubber that is not passed on to customers could result in declining margins and have a material adverse effect on Titan’s financial condition and results of operations.

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

•	The Company’s revolving credit facility and other debt obligations contain covenants that could limit the Company's financial and operational flexibility.
The Company’s revolving credit facility, the indenture relating to the Company’s 6.50% senior secured notes due 2023 and other debt obligations contain covenants and restrictions that may impact the Company’s business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt Restrictions” below for a further discussion of these covenants and restrictions. A breach of one or more of the covenants could result in adverse consequences that could negatively impact the Company's business, results of operations and financial condition. These consequences could limit Titan’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends, or to take advantage of business opportunities, including future acquisitions.  Titan’s ability to comply with the covenants may be affected by events beyond its control, including prevailing economic, financial, and industry conditions.

•	The Company operates in cyclical industries and is subject to changes in the economy.
The Company's sales are substantially dependent on three major industries: agricultural equipment, earthmoving/construction equipment, and consumer products.  The business activity levels in these industries are subject to specific industry and general economic cycles.  Any downturn in these industries or the general economy could drive decreases in demand for Titan’s products and have a material adverse effect on Titan’s business.

The agricultural equipment industry is affected by crop prices, farm income and farmland values, weather, export markets, and government policies. The earthmoving/construction industry is affected by the levels of government and private construction spending and replacement demand. The mining industry, which is within the earthmoving/construction industry, is affected by raw material commodity prices. The consumer products industry is affected by consumer disposable income, weather, competitive pricing, energy prices, and consumer attitudes. In addition, the performance of these industries is sensitive to interest rate and foreign exchange rate changes and varies with the overall level of economic activity. The cyclicality and volatility of the industries on which our sales are substantially dependent results in significant fluctuations in profits and cash flow from period to period and over the business cycle.

•	The Company’s revenues are seasonal in nature due to Titan’s dependence on seasonal industries.
The agricultural, earthmoving/construction, and consumer markets are seasonal, with typically lower sales during the second half of the year. This seasonality in demand has resulted in fluctuations in the Company’s revenues and operating results between the first half and the second half of the year.  Because much of Titan’s overhead expenses are fixed, seasonal trends can cause volatility in profit margins and Titan's financial condition, especially during slower periods.

•	The Company’s customer base is relatively concentrated.
The Company’s ten largest customers, which are primarily original equipment manufacturers (OEMs), accounted for 35% of Titan’s net sales for 2018. No customer accounted for 10% or more of Titan's net sales in 2018. Titan’s business could be adversely affected if one of its larger customers reduces, or otherwise eliminates in full, its purchases from Titan due to work stoppages or slow-downs, financial difficulties, as a result of termination provisions, competitive pricing, or other reasons.  There is also continuing pressure from OEMs to reduce costs, including the cost of products and services purchased from outside suppliers such as Titan, and in that regard OEMs may develop in-house tire and wheel capabilities.  There can be no assurance that Titan will be able to maintain its long-term relationships with its major customers which could have an adverse effect on the Company's results of operations.

•	The Company may be adversely affected by changes in government regulations and policies.
Domestic and foreign political developments and government regulations and policies directly affect the agricultural, earthmoving/construction, and consumer products industries in the United States and abroad. Regulations and policies in the agricultural industry such as those concerning greenhouse gas emissions in the United States and ongoing U.S. budget issues could negatively impact the Company's business. The earthmoving/construction industry is affected by changes in construction activity, housing starts, and other regulations related to the mining and the construction of roads, bridges, and infrastructure. The modification or adoption of existing laws, regulations, or policies could have an adverse effect on any one or more of these industries and, therefore, on Titan’s business.

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
Failure to maintain adequate financial and management processes and controls could affect the accuracy and timing of the Company's financial reporting. Testing and maintaining effective internal control over financial reporting and disclosures involves significant costs and could divert management's attention from other matters that are important to Titan's business. If the Company does not maintain adequate financial and management personnel, processes, and controls, it may not be able to accurately report its financial performance on a timely basis, the Company may be otherwise unable to comply with the periodic reporting requirements of the Securities and Exchange Commission and the listing of the Company’s common stock on the NYSE could be suspended or terminated, each of which could have a material adverse effect on the confidence in the Company's financial reporting, its credibility in the marketplace, and the trading price of Titan's common stock.

•	The Company faces substantial competition from domestic and international companies.
The Company competes with several domestic and international competitors, some of which are larger and have greater financial and marketing resources than Titan.  Titan competes on the basis of price, quality, sales support, customer service, design capability, and delivery time.  The Company’s ability to compete with international competitors may be adversely affected various factors including, currency fluctuations and tariffs imposed by domestic and foreign governments.  In addition, certain OEM customers could elect to manufacture certain products to meet their own requirements or to otherwise compete with Titan. The success of the Company's business depends in large part on its ability to provide comprehensive wheel and tire assemblies to its customers. The development or enhancement by Titan's competitors of similar capabilities could adversely affect its business.

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
Any future acquisitions or divestitures will depend on the Company’s ability to identify suitable opportunities, to negotiate acceptable terms, and to finance acquisitions. Titan will also face competition for suitable acquisition candidates, which may increase costs. In addition, acquisitions and divestitures require significant managerial attention, which may be diverted from current operations. Furthermore, acquisitions and divestitures of businesses or facilities entail a number of additional risks and challenges including: integrating acquisitions with existing operations; and separating operations in connection with dispositions; applying internal controls and processes throughout the acquired business; potential disruption of the Company's ongoing business; inability to maintain key customer, supplier, and employee relationships; potential that transactions do not produce satisfactory returns on a timely basis or at all; and exposure to unanticipated liabilities.

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
The Company had total aggregate net sales outside the United States of approximately $890.5 million, $826.2 million, and $707.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. Net sales outside the United States have become a significant proportion of total net sales, accounting for 56% of net sales for each of the years ending December 31, 2018, 2017, and 2016. Net sales from these international operations are expected to continue to represent a similar portion of total net sales for the foreseeable future.

International Operations and Sales – International operations and sales are subject to a number of risks, that are not generally applicable to Titan’s North American operations including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of foreign markets, and restrictive actions by foreign governments (such as restrictions on transfer of funds, export duties, and quotas and foreign customs).  Other risks include changes in foreign laws regarding trade and investment; difficulties in establishing and maintaining relationships with respect to product distribution and support; nationalization; reforms of United States laws and policies affecting trade, restrictions on foreign investment, and restrictions on loans to foreign entities; and changes in foreign tax and other laws.  There may also be restrictions on the Company's ability to repatriate earnings and investments from international operations. There can be no assurance that one or a combination of these factors will not have a material adverse effect on the Company’s ability to increase or maintain its international sales.

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
In the ordinary course of business, the Company relies upon information technology systems, some of which are managed by third parties, to process, transmit, and store electronic information. Technology systems are used in a variety of business processes and activities, including purchasing, manufacturing, distribution, invoicing, and financial reporting. The Company utilizes security measures and business continuity plans to prevent, detect, and remediate damage from computer viruses, natural disasters, unauthorized access (whether through cybersecurity attacks or otherwise), utility failures, and other similar disruptions. Despite Titan's security measures and safeguards, a security breach or information technology system interruption or failure may disrupt and affect the Company's business, resulting in customer dissatisfaction, potential legal claims and adversely affect Titan’s results of operations and financial conditions. There can be no assurance that any such security measures or plans will be sufficient to mitigate all potential risks to Titan's systems, networks, and information. Further a significant theft, loss, or fraudulent use of customer or employee information could adversely impact the Company's reputation and could result in unauthorized release of confidential or otherwise protected information, significant costs, fines, and litigation, including with respect to enhanced cybersecurity protection and remediation costs. The Company is currently undergoing upgrades and improvements to its core enterprise resource planning (ERP) systems which are ‘cloud based’. Despite adequate security measures, these systems are vulnerable to disruption of service and security breaches as mentioned above. Further, investment in the ‘cloud based’ systems may have an adverse impact on short-term results of operations and financial condition.

•	The Company is subject to governmental laws, regulations and other legal obligations related to privacy and data protection.
The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Titan collects personally identifiable information (PII) and other data as integral parts of its business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including the European Union, Canada, and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdiction that are more restrictive than those in the U.S. Additionally, in 2016, the European Union adopted the General Data Protection Regulation (GDPR) that imposes more stringent data protection requirements and provides for greater penalties for noncompliance. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to the Company or Company officials, damage our reputation, inhibit sales, and otherwise adversely affect our business.

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
The Company operates in many worldwide locations and transacts business in many foreign currencies. Titan's financial statements are reported in U.S. dollars with financial statements of international subsidiaries being initially recorded in foreign currencies and translated into U.S. dollars. Large fluctuations in currency exchange rates between the U.S. dollar and other global currencies may have a material adverse impact on the Company's financial condition, results of operations, and liquidity.

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

•	The Company is subject to risks related to uncertainties in global and regional economic conditions.
Our results of operations are materially affected by economic conditions globally, regionally and in the particular industries we serve. The demand for our products tends to be cyclical and can be significantly reduced in periods of economic weakness characterized by lower levels of government and business investment, lower levels of business confidence, lower corporate earnings, high real interest rates, lower credit activity or tighter credit conditions, higher unemployment and lower consumer spending. Economic conditions vary across regions and countries, and demand for our products generally increases in those regions and countries experiencing economic growth and investment. Slower economic growth or a change in the global mix of regions and countries experiencing economic growth and investment could have an adverse effect on our business, results of operations and financial condition.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The Company’s properties with total square footage above one million, all of which are owned by the Company, are detailed by the location, size, and focus of each facility as provided in the table below (amounts in thousands):

	Approximate square footage
Location	Owned	Use	Segment
Volzhsky, Russia	2,153	Manufacturing, distribution	All segments
Union City, Tennessee	2,149	Manufacturing, distribution	All segments
Des Moines, Iowa	1,930	Manufacturing, distribution	All segments
Sao Paulo, Brazil	1,282	Manufacturing, distribution	All segments
Quincy, Illinois	1,205	Manufacturing, distribution	All segments
Freeport, Illinois	1,202	Manufacturing, distribution	All segments

The Company’s total properties by continent are detailed by the location, size, and focus as provided in the table below (amounts in thousands):

	Approximate square footage
Location	Owned	Leased	Use	Segment
North America	8,594	547	Manufacturing, distribution	All segments
Europe	3,911	18	Manufacturing, distribution	All segments
South America	2,897	95	Manufacturing, distribution	All segments
Australia		1,452	Manufacturing, distribution	All segments
Asia	646	273	Manufacturing, distribution	All segments

The Company considers each of its facilities to be in good condition and adequate for present use.  Management believes that the Company has sufficient capacity to meet current market demand with the active facilities.

ITEM 3 – LEGAL PROCEEDINGS

The Company is subject, from time to time, to certain legal proceedings and claims arising out of the normal course of its business, which cover a wide range of matters, including environmental issues, product liability, contracts, and labor and employment matters. See Note 24 - Litigation in Part IV, Item 15, Notes to Consolidated Financial Statements of this Form 10-K for further discussion.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5	– MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol TWI.  As of February 25, 2019, there were approximately 350 holders of record of Titan common stock.

PERFORMANCE COMPARISON GRAPH
The performance graph below compares cumulative total return on the Company’s common stock over the past five years against the cumulative total return of the Standard & Poor’s 600 Agricultural & Farm Machinery Index, and against the Standard & Poor’s 500 Stock Index.  The graph depicts the value on December 31, 2018, of a $100 investment made on December 31, 2013, in Company common stock and each of the other two indices, with all dividends reinvested.  The stock price performance reflected below is based on historical results and is not necessarily indicative of future stock price performance.

The performance graph is not deemed to be “soliciting material” or to be “filed” with the SEC for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Titan under the Securities Act of 1933 or the Exchange Act.

	Fiscal Year Ended December 31,
	2013	2014	2015	2016	2017	2018
Titan International, Inc.	$100.00	$59.21	$22.01	$62.79	$72.28	$26.22
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
S&P 600 Agricultural & Farm Machinery Index (a)	100.00	93.06	87.83	120.35	143.03	114.99
(a) The S&P 600 Agricultural & Farm Machinery index was created March 2014. The index data above reflects the old S&P 600 Construction & Farm Machinery & Heavy Trucks index from 12/31/13 - 2/28/14 and the new S&P 600 Agricultural & Farm Machinery index from 3/31/14 - forward.

ITEM 6 – SELECTED FINANCIAL DATA

The selected financial data presented below, as of and for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, are derived from the Company’s consolidated financial statements, as audited by Grant Thornton LLP, an independent registered public accounting firm, for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, and should be read in conjunction with the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and notes thereto.

	Year Ended December 31,
(All amounts in thousands, except per share data)	2018	2017	2016	2015	2014
Net sales	$1,602,408	$1,468,922	$1,265,497	$1,394,771	$1,895,527
Asset impairment and inventory write-down	—	9,917	—	—	39,932
Gross profit	198,266	160,311	141,415	136,583	144,533
Non-cash goodwill impairment charge	—	—	—	—	36,571
Income (loss) from operations	42,244	(11,151)	(22,400)	(25,505)	(93,735)
Loss on senior note repurchase	—	(18,646)	—	—	—
Income (loss) before income taxes	19,807	(52,876)	(36,474)	(55,072)	(151,109)
Net income (loss)	13,045	(64,079)	(39,755)	(89,828)	(129,705)
Net loss attributable to noncontrolling interests	(3,042)	(4,037)	(2,150)	(14,654)	(49,964)
Net income (loss) attributable to Titan	16,087	(60,042)	(37,605)	(75,174)	(79,741)
Net income (loss) per share – basic	0.06	(1.12)	(.87)	(1.73)	(2.41)
Net income (loss) per share – diluted	0.06	(1.12)	(.87)	(1.73)	(2.41)
Dividends declared per common share	0.02	0.02	0.02	0.02	0.02

	As of December 31,
(All amounts in thousands)	2018	2017	2016	2015	2014
Working capital, excluding cash	$322,728	$266,701	$215,250	$246,279	$339,027
Current assets	779,481	783,193	729,181	716,564	842,034
Total assets	1,251,256	1,290,112	1,265,896	1,273,793	1,501,828
Long-term debt (a)	409,572	407,171	408,760	475,443	496,503
Total equity	270,097	310,084	292,879	351,246	524,970

(a)	Excludes amounts due within one year and classified as a current liability.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS
Management’s discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of these financial statements included in this annual report with a narrative from the perspective of the management of Titan International, Inc. (together with its subsidiaries, Titan, or the Company) on Titan’s financial condition, results of operations, liquidity, and other factors which may affect the Company’s future results. You should read the following discussion and analysis in conjunction with "Item 6. Selected Financial Data" and our consolidated financial statements and related notes in "Item 8. Financial Statements and Supplementary Data." The following discussion includes forward-looking statements about our business, financial condition, and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs, and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements” and "Item 1A. Risk Factors."

BUSINESS
For a description of the Company’s business and segments see Item 1, Business, of Part I of this Annual Report on Form 10-K.

MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
Agricultural market net sales were higher in 2018 when compared to 2017 due to increased volume and price/mix partially offset by unfavorable foreign currency translation. The current industry climate which includes lower crop prices and ongoing tariff battles is currently impacting the overall sentiment within the agricultural economy. Within North America, farm cash receipts are expected to grow slightly while farm income is anticipated to remain relatively stable when compared to 2018. Most major OEMs are forecasting modest growth in agricultural equipment sales (0%-5%) during 2019 within most regions. North American used equipment inventory has decreased from peak levels, while good condition, late model equipment values remain positive. The current age of the existing fleet and the need to replace equipment as part of a typical replacement cycle is expected to drive additional volume for larger equipment over time. Many variables, including weather, volatility in the price of commodities, grain prices, export markets, foreign currency exchange rates, government policies, subsidies and the demand for used equipment can greatly impact the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
Earthmoving/construction market net sales were higher in 2018 when compared to 2017 mainly due to higher net sales volumes. Demand for larger construction equipment used for highways and infrastructure has been strong and mining industry equipment demand continued to strengthen within certain regions in 2018. Demand for our products in these markets is anticipated to continue to improve in 2019. Demand for small and medium-sized earthmoving/construction equipment used in the housing and commercial construction sectors is also anticipated to increase. The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers.

CONSUMER MARKET OUTLOOK
Consumer market net sales were down slightly in 2018 when compared to 2017 as unfavorable currency translation offset the sales volumes and price gains experienced in most regions. The consumer market consists of several different distinct product lines within different regions. These products include light truck tires, turf, specialty and train brakes. Overall, the Company expects modest growth within this market during 2019. The consumer segment is affected by many variables including consumer spending, interest rates, government policies, and other macroeconomic drivers.

SUMMARY OF RESULTS OF OPERATIONS

The following table sets forth the Company’s statement of operations expressed as a percentage of net sales for the periods indicated.  This table and subsequent discussions should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included elsewhere in this annual report.

	As a Percentage of Net Sales Year ended December 31,
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	87.6	88.4	88.8
Asset impairment	—	0.7	—
Gross profit	12.4	10.9	11.2
Selling, general and administrative expenses	8.4	10.3	11.5
Research and development	0.7	0.7	0.8
Royalty expense	0.6	0.7	0.7
Income (loss) from operations	2.7	(0.8)	(1.8)
Interest expense	(1.9)	(3.3)	(2.6)
Foreign exchange gain (loss)	(0.7)	(0.1)	0.7
Other income	1.2	0.6	0.8
Income (loss) before income taxes	1.3	(3.6)	(2.9)
Income tax provision	0.4	0.8	0.3
Net income (loss)	0.9%	(4.4)%	(3.2)%
Net loss attributable to noncontrolling interests	(0.2)	(0.3)	(0.2)
Net income (loss) attributable to Titan	1.1%	(4.1)%	(3.0)%

In addition, the following table sets forth components of the Company’s net sales classified by segment:

(amounts in thousands)	2018	2017	2016
Agricultural	$694,268	$690,238	$583,324
Earthmoving/construction	741,733	608,894	524,289
Consumer	166,407	169,790	157,884
Total	$1,602,408	$1,468,922	$1,265,497

FISCAL YEAR ENDED DECEMBER 31, 2018, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2017

RESULTS OF OPERATIONS

Highlights for the year ended December 31, 2018, compared to 2017 (amounts in thousands):

	2018	2017	% Increase (Decrease)
Net sales	$1,602,408	$1,468,922	9.1%
Cost of sales	1,404,142	1,298,694	8.1%
Asset impairment	—	9,917	n/a
Gross profit	198,266	160,311	23.7%
Selling, general and administrative expenses	134,789	150,676	(10.5)%
Research and development expenses	11,146	10,302	8.2%
Royalty expense	10,087	10,484	(3.8)%
Income (loss) from operations	42,244	(11,151)	478.8%

Net Sales
Net sales for the year ended December 31, 2018, were $1.60 billion, compared to $1.47 billion for the year ended December 31, 2017, an increase of 9.1%, primarily resulting from an increase in net sales volume in all segments. This increase reflects general market improvements in the agricultural and construction sectors, coupled with market share increases, particularly in the undercarriage mining sector during 2018. Overall, net sales volume was up 7.7%. Favorable price/mix contributed to a 3.6% increase in net sales, partially offset by unfavorable currency translation which decreased net sales by 2.2%.

Cost of Sales and Gross Profit
Cost of sales was $1.40 billion for the year ended December 31, 2018, compared to $1.31 billion for 2017. Gross profit for 2018 was $198.3 million, or 12.4% of net sales, compared to $160.3 million, or 10.9% of net sales, for 2017. The increase in gross profit and margin was driven by increased sales volume and production efficiencies partially offset by higher material costs. In the fourth quarter of 2017, the Company recorded an asset impairment of $9.9 million related to a fire at one of its subsidiaries (see Note 18 to the Company's consolidated financial statements). Excluding the asset impairment, gross profit for 2017 would have been $170.2 million, or 11.6% of net sales.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the year ended December 31, 2018, were $134.8 million, or 8.4% of net sales, down 10.5%, compared to $150.7 million, or 10.3% of net sales, for 2017.  The decrease in SG&A expenses was driven by $7.3 million in lower legal fees and $6.5 million related to a 2017 non-recurring legal contingent liability.

Research and Development Expenses
Research and development (R&D) expenses for the year ended December 31, 2018, were $11.1 million, or 0.7% of net sales, compared to $10.3 million, or 0.7% of net sales, for 2017. The increase in expenses was primarily attributable to higher amortization expense for product and technology investments made in 2018.

Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. The Company also has a trademark license agreement with Goodyear to manufacture and sell certain non-farm tire products in Latin America which is scheduled to expire in June 2019. Royalty expenses for the year ended December 31, 2018, were $10.1 million, compared to $10.5 million for 2017.

Income (Loss) from Operations
Income from operations for the year ended December 31, 2018, was $42.2 million, or 2.7% of net sales, compared to loss of $11.2 million, or 0.8% of net sales, for 2017.  This improvement was primarily driven by growth in net sales and was the net result of the items previously discussed.

OTHER PROFIT/LOSS ITEMS

Interest Expense / Loss on Senior Note Repurchase
Interest expense for 2018 was $30.5 million; slightly above 2017's amount of $30.2 million, primarily due to stable debt and interest levels during the year. There was no activity related to the senior note repurchase for the year ended December 31, 2018, as compared to the $18.6 million loss for the comparable period in 2017. In 2017, the Company completed a tender offer settlement and redemption of all of its outstanding $400.0 million principal amount of Titan's 6.875% senior secured notes due 2020.

Foreign Exchange Gain (Loss)
Foreign currency loss was $11.2 million for the year ended December 31, 2018, compared to a loss of $2.0 million for the year ended December 31, 2017. Foreign currency gain or loss is the result of the translation of intercompany loans at certain foreign subsidiaries which are denominated in local currencies, not the reporting currency, the United States dollar. Since such loans are expected to be settled in cash at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates. Latin American, Australian, Canadian and Russian currencies all experienced significant fluctuations in 2018 which drove the Company's increase in foreign currency loss. The Company uses derivative financial instruments from time to time on such intercompany loans as well as other actions to reduce foreign exchange exposures.

Other Income
Other income was $19.2 million for the year ended December 31, 2018, as compared to other income of $9.1 million for 2017, an increase of $10.1 million. The increase in 2018 was primarily attributable to non-recurring legal settlements of $9.9 million.

Provision for Income Taxes
The Company recorded tax expense for income taxes of $6.8 million in 2018, compared to $11.2 million in 2017. The Company's effective tax rate was 34.1% in 2018 and (21.2%) in 2017. The Company’s 2018 income tax expense and rate differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of a reduction of the liability for unrecognized tax positions, differences in tax rates in certain foreign jurisdictions, valuation allowances on deferred tax assets created by current year losses, and the impact of certain provisions under U.S. Tax Reform. The Company’s 2017 income tax expense and rate differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of an increase in the valuation allowance against deferred tax assets partially offset by tax rate change due to the Tax Cuts and Jobs Act.

NET INCOME (LOSS)
Net income for the year ended December 31, 2018, was $13.0 million, compared to net loss of $64.1 million for 2017. Basic earnings per share was $0.06 for the year ended December 31, 2018, as compared to $(1.12) for 2017. Diluted earnings per share was $0.06 for the year ended December 31, 2018, as compared to $(1.12) for 2017. The Company's higher net income and earnings per share were due to the items previously discussed.

SEGMENT INFORMATION

Segment Summary (Amounts in thousands)

2018	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$694,268	$741,733	$166,407	$—	$1,602,408
Gross profit	94,217	80,056	23,993	—	198,266
Income (loss) from operations	62,065	31,141	11,994	(62,956)	42,244
2017
Net sales	$690,238	$608,894	$169,790	$—	$1,468,922
Gross profit	85,482	49,556	25,273	—	160,311
Income (loss) from operations	50,188	2,028	11,463	(74,830)	(11,151)

Agricultural Segment Results
Agricultural segment results were as follows:

(Amounts in thousands)	2018	2017	% Increase
Net sales	$694,268	$690,238	0.6%
Gross profit	94,217	85,482	10.2%
Income from operations	62,065	50,188	23.7%

Net sales in the agricultural market were $694.3 million for the year ended December 31, 2018, as compared to $690.2 million for 2017, an increase of 0.6%. Agricultural net sales increased in North America from more favorable market conditions, while net sales dropped slightly in Europe and Russia due to continued economic weakness. Overall, volume contributed 1.2% to the increase and favorable price/mix contributed an additional 3.0% partially offset by an unfavorable foreign currency impact of 3.6% of net sales, which principally came from South America and Russia.

Gross profit in the agricultural market was $94.2 million, or 13.6% of net sales, for 2018, as compared to $85.5 million, or 12.4% of net sales, for 2017.   The increase in gross profit was driven by higher North American sales volume partially offset by decreases in Latin America and Russia due to lower sales and unfavorable currency impact. Income from operations in the agricultural market was $62.1 million for the year 2018, as compared to $50.2 million for 2017.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows:

(Amounts in thousands)	2018	2017	% Increase
Net sales	$741,733	$608,894	21.8%
Gross profit	80,056	49,556	61.5%
Income from operations	31,141	2,028	1,436%

The Company's earthmoving/construction market net sales were $741.7 million for the year ended December 31, 2018, compared to $608.9 million for 2017, an increase of 21.8%. The increase in earthmoving/construction net sales was driven by increased volume of 16.8% and favorable price/mix which increased net sales an additional 4.8%. Foreign currency translation was essentially flat, contributing to net sales by an additional 0.3%. Increases in market share and general market growth for the Company's undercarriage products, particularly in the mining sector, were the primary drivers of net sales growth.

Gross profit in the earthmoving/construction market was $80.1 million, or 10.8% of net sales, for the year 2018, as compared to $49.6 million, or 8.1% of net sales, for 2017. In 2017, the Company recorded an asset impairment of $9.9 million related to a fire at one of its subsidiaries. Excluding the asset impairment, gross profit for 2017 would have been $59.5 million, or 9.8% of net sales, and income from operations would have been $11.9 million. The Company's earthmoving/construction market income from operations was $31.1 million for the year 2018, as compared to $2.0 million for 2017. The increase in both gross profit and income from operations in 2018, compared to the same period in 2017, is primarily due to the increase in sales volume and the favorable impact it had on production efficiencies, particularly in the European facilities which produce the Company's undercarriage products.

Consumer Segment Results
Consumer segment results were as follows:

(Amounts in thousands)	2018	2017	% Increase (Decrease)
Net sales	$166,407	$169,790	(2.0)%
Gross profit	23,993	25,273	(5.1)%
Income from operations	11,994	11,463	4.6%

Consumer market net sales were $166.4 million for the year ended December 31, 2018, compared to $169.8 million for 2017, a decrease of 2.0%.  The decrease in consumer net sales was primarily due to unfavorable currency translation, principally in Latin America, which impacted net sales by (5.6%) partially offset by increased volume and favorable price/mix which contributed an additional 1.4% and 2.2% of net sales, respectively.

Gross profit from the consumer market was $24.0 million for 2018, or 14.4% of net sales, compared to $25.3 million, or 14.9% of net sales, for 2017. Consumer segment income from operations was $12.0 million for 2018, as compared to $11.5 million for 2017.

Corporate & Unallocated Expenses
Income from operations on a segment basis does not include corporate expenses which totaled $63.0 million for the year ended December 31, 2018, down 15.8% compared to $74.8 million for 2017. Corporate expenses were composed of selling, general and administrative expenses of approximately $63.0 million and $74.8 million for the years ended December 31, 2018 and 2017, respectively. The decrease was primarily due to $7.3 million in lower legal fees and $6.5 million related to a 2017 non-recurring legal contingent liability.

FISCAL YEAR ENDED DECEMBER 31, 2017, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2016

RESULTS OF OPERATIONS

Highlights for the year ended December 31, 2017, compared to 2016 (amounts in thousands):

	2017	2016	% Increase
Net sales	$1,468,922	$1,265,497	16.1%
Cost of sales	1,298,694	1,124,082	15.5%
Asset impairment	9,917	—	n/a
Gross profit	160,311	141,415	13.4%
Selling, general and administrative expenses	150,676	144,988	3.9%
Research and development expenses	10,302	9,971	3.3%
Royalty expense	10,484	8,856	18.4%
Loss from operations	(11,151)	(22,400)	50.2%

Net Sales
Net sales for the year ended December 31, 2017, were $1.47 billion, compared to $1.27 billion for the year ended December 31, 2016, an increase of 16.1%, primarily resulting from an increase in net sales volume in all segments. Overall net sales volume was up 12% with higher volume across all segments and geographies. Favorable currency translations increased net sales by 3% and favorable changes in price/mix contributed another 1% increase to net sales.

Cost of Sales, Asset Impairment, and Gross Profit
Cost of sales was $1.30 billion for the year ended December 31, 2017, compared to $1.12 billion for 2016. Gross profit for 2017 was $160.3 million, or 10.9% of net sales, compared to $141.4 million, or 11.2% of net sales, for 2016. In the fourth quarter of 2017, the Company recorded an asset impairment of $9.9 million related to a fire at one of its subsidiaries (see Note 18 to the Company's consolidated financial statements). Excluding the asset impairment, gross profit for 2017 would have been $170.2 million, or 11.6% of net sales.

After adjusting for the asset impairment, gross profit as a percent of net sales improved from manufacturing efficiencies and plant capacity utilization driven by higher net sales volumes. These efficiencies were partially offset by timing of passing higher raw material costs to customers in the first half of 2017.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the year ended December 31, 2017, were $150.7 million, or 10.3% of net sales, up 4% compared to $145.0 million, or 11.5% of net sales, for 2016.  The increase in SG&A expenses was due to a $6.5 million legal contingent liability recorded in 2017 partially offset by decreases in other expenses. After adjusting for the accrued liability (see Note 24 to the Company's consolidated financial statements), SG&A expenses for 2017 would have been 9.8% of net sales.

Research and Development Expenses
Research and development (R&D) expenses for the year ended December 31, 2017, were $10.3 million, or 0.7% of net sales, compared to $10.0 million, or 0.8% of net sales, for 2016.

Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name which covers sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Royalty expenses for the year ended December 31, 2017, were $10.5 million, compared to $8.9 million for 2016.

Loss from Operations
Loss from operations for the year ended December 31, 2017, was $11.2 million, or 0.8% of net sales, compared to loss of $22.4 million, or 1.8% of net sales, for 2016.  This improvement was the net result of the items previously discussed.

OTHER PROFIT/(LOSS) ITEMS

Interest Expense / Loss on Senior Note Repurchase
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

Other Income
Other income was $9.1 million for the year ended December 31, 2017, as compared to other income of $9.9 million for 2016.  The major items included in 2017 were: Wheels India Limited equity income of $3.6 million; interest income of $3.4 million; building rental income of $2.4 million; discount amortization on prepaid royalty of $0.9 million; all of which were partially offset by a loss on sale of assets of $0.7 million.

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

SEGMENT INFORMATION

Segment Summary (Amounts in thousands)

2017	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$690,238	$608,894	$169,790	$—	$1,468,922
Gross profit	85,482	49,556	25,273	—	160,311
Income (loss) from operations	50,188	2,028	11,463	(74,830)	(11,151)
2016
Net sales	$583,324	$524,289	$157,884	$—	$1,265,497
Gross profit	76,330	47,355	17,730	—	141,415
Income (loss) from operations	41,999	4,701	2,998	(72,098)	(22,400)

Agricultural Segment Results
Agricultural segment results were as follows:

(Amounts in thousands)	2017	2016	% Increase
Net sales	$690,238	$583,324	18.3%
Gross profit	85,482	76,330	12.0%
Income from operations	50,188	41,999	19.5%

Net sales in the agricultural market were $690.2 million for the year ended December 31, 2017, as compared to $583.3 million for 2016, an increase of 18%. Higher agricultural net sales volume increased net sales by 13% with favorable currency translation contributing 3% and favorable price/mix contributing an additional 2%.

Gross profit in the agricultural market was $85.5 million, or 12.4% of net sales, for 2017, as compared to $76.3 million, or 13.1% of net sales, for 2016.  Income from operations in the agricultural market was $50.2 million for the year 2017, as compared to $42.0 million for 2016.  Increased net sales volume drove the overall increase in gross profit. However, the inability to immediately pass on the sharp increase of raw material costs negatively impacted gross profit in the first half of 2017.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows:

(Amounts in thousands)	2017	2016	% Increase
Net sales	$608,894	$524,289	16.1%
Gross profit	49,556	47,355	4.6%
Income from operations	2,028	4,701	(56.9)%

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

Gross profit in the earthmoving/construction market was $49.6 million, or 8.1% of net sales, for the year 2017, as compared to $47.4 million, or 9.0% of net sales, for 2016. The Company's earthmoving/construction market income from operations was $2.0 million for the year 2017, as compared to $4.7 million for 2016. In the fourth quarter of 2017, the Company recorded an asset impairment of $9.9 million related to a fire at one of its subsidiaries. Excluding the asset impairment, gross profit for 2017 would have been $59.5 million, or 9.8% of net sales, and income from operations would have been $11.9 million; the increase was primarily driven by our strategy to increase aftermarket sales.

Consumer Segment Results
Consumer segment results were as follows:

(Amounts in thousands)	2017	2016	% Increase
Net sales	$169,790	$157,884	7.5%
Gross profit	25,273	17,730	42.5%
Income from operations	11,463	2,998	282.4%

Consumer market net sales were $169.8 million for the year ended December 31, 2017, compared to $157.9 million for 2016, an increase of 8%.  The increase in consumer net sales was primarily due to favorable currency translation which contributed approximately 6% to net sales. Increased volume and favorable price/mix each contributed an additional 1% of net sales.

Gross profit from the consumer market was $25.3 million for 2017, or 14.9% of net sales, compared to $17.7 million, or 11.2% of net sales, for 2016.  Consumer market income from operations was $11.5 million for 2017, as compared to $3.0 million for 2016. Margins improved overall due to both geographic and product mix.

Corporate & Unallocated Expenses
Income from operations on a segment basis does not include corporate expenses totaling $74.8 million for the year ended December 31, 2017, up 4% compared to $72.1 million for 2016. Corporate expenses were composed of selling and marketing expenses of approximately $74.8 million and $72.1 million for the years ended December 31, 2017 and 2016, respectively. The increase was due to a $6.5 million legal contingent liability recorded in 2017 partially offset by decreases in other expenses of $3.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of December 31, 2018, the Company had $81.7 million of cash, a decrease of $61.9 million from December 31, 2017, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Year ended December 31,
	2018	2017	Change
Net income (loss)	$13,045	$(64,079)	$77,124
Depreciation and amortization	57,618	58,444	(826)
Asset impairment	—	9,917	(9,917)
Deferred income tax provision	(2,291)	785	(3,076)
Loss on note repurchase	—	18,646	(18,646)
Accounts receivable	(36,092)	(38,478)	2,386
Inventories	(77,919)	(55,562)	(22,357)
Prepaid and other current assets	(5,377)	9,277	(14,654)
Accounts payable	29,364	37,584	(8,220)
Other current liabilities	(2,866)	9,522	(12,388)
Other liabilities	(3,444)	(9,816)	6,372
Other operating activities	(8,214)	22,471	(30,685)
Net cash used for operating activities	$(36,176)	$(1,289)	$(34,887)

For the year ended December 31, 2018, operating activities used cash of $36.2 million, including decreases from inventories of $77.9 million and accounts receivable of $36.1 million, offset somewhat by increases from accounts payable of $29.4 million. Included in net income of $13.0 million were non-cash charges for depreciation and amortization of $57.6 million.

Operating activity cash use increased by $34.9 million when comparing 2018 to 2017. An increase of $77.1 million in net income was offset primarily by increased cash used for working capital needs. Also, the 2017 net loss included noncash charges totaling $28.6 million for asset impairments and loss on note repurchase.

Summary of the components of cash conversion cycle:

	December 31,	December 31,
	2018	2017
Days sales outstanding	61	55
Days payable in inventory	115	98
Days payable outstanding	(62)	(56)
Cash conversion cycle	114	97

Days payable in inventory increased by 17 days during 2018 from 2017 due to strategic building of inventory for anticipated demand levels in the first half of 2019. Demand in the aftermarket also increased, requiring flexibility for on-demand stock for customers. During 2019 and beyond, days payable in inventory is expected to decrease as a result of recently improved planning systems to ensure more accurate demand forecasting and strategic sourcing of raw materials.

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Year ended December 31,
	2018	2017	Change
Capital expenditures	$(39,000)	$(32,626)	$(6,374)
Certificates of deposit	—	50,000	(50,000)
Other investing activities	2,069	993	1,076
Cash (used for) provided by investing activities	$(36,931)	$18,367	$(55,298)

Net cash used for investing activities was $36.9 million in 2018, compared to cash provided of $18.4 million in 2017. In 2017, the Company had cash provided by investing activities of $50.0 million from certificates of deposit that matured and were not reinvested. The Company invested a total of $39.0 million in capital expenditures in 2018, compared to $32.6 million in 2017. Capital expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan’s existing business and maintain existing equipment, as well as normal investments for maintenance for production facilities and equipment.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Year ended December 31,
	2018	2017	Change
Proceeds from borrowings	$57,294	$447,639	$(390,345)
Repurchase of senior secured notes	—	(415,395)	415,395
Payment on debt	(38,557)	(55,160)	16,603
Dividends paid	(1,201)	(1,167)	(34)
Cash provided by (used for) financing activities	$17,536	$(24,083)	$41,619

Net cash provided by financing activities was $17.5 million in 2018 due to proceeds from borrowings partially offset by debt payments. In 2017, the Company issued $400.0 million of 6.50% senior secured notes due in 2023 and redeemed its 6.875% senior secured notes due in 2020.

Debt Restrictions
The Company’s revolving credit facility (credit facility) and indenture relating to the 6.50% senior secured notes due 2023 contain various restrictions which include:

•
When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($7.5 million as of December 31, 2018), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);

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

LIQUIDITY OUTLOOK
At December 31, 2018, the Company had $81.7 million of cash and cash equivalents. At December 31, 2018, there were no outstanding borrowings on the Company's $75 million revolving credit facility. Titan’s availability under this domestic facility may be less than $75 million as a result of any outstanding letters of credit and the balance of accounts receivable and inventory at certain of its domestic subsidiaries. At December 31, 2018, an outstanding letter of credit totaled $12.3 million and the remaining amount available under the revolving credit facility was $62.7 million, based upon eligible accounts receivable and inventory balances. The cash and cash equivalents balance of $81.7 million includes $55.6 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. As a result of the 2017 Tax Cuts and Jobs Act, the Company can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal additional taxes other than state income and foreign withholding tax.

The Company's redeemable noncontrolling interest in Voltyre-Prom includes a settlement put option which was exercisable during a six-month period beginning July 9, 2018. As of the filing of this Form 10-K, both shareholders have exercised their put in accordance with the Shareholder's Agreement, however, the Company has only entered into a definitive settlement agreement with one of the shareholders, RDIF, relating to the settlement of the put. See Note 13 to the Company's consolidated financial statements regarding the Company's redeemable noncontrolling interest and the settlement put option and Note 31, Subsequent Events, for further information on the settlement agreement.

Capital expenditures for 2019 are forecasted to be $40 million to $50 million. These capital expenditures are anticipated to be used primarily to enhance the Company’s existing facilities and manufacturing capabilities and drive productivity gains.
Cash payments for interest are currently forecasted to be approximately $29 million in 2019 based on the Company's year-end 2018 debt balances and debt maturities.

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

CONTRACTUAL OBLIGATIONS
The Company’s contractual obligations at December 31, 2018, consisted of the following (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
6.50% senior secured notes due 2023	$400,000	$—	$—	$400,000	$—
Other debt	66,354	51,885	11,711	1,297	1,461
Interest expense (a)	134,267	29,416	54,163	50,688	—
Operating leases	29,233	7,759	10,036	6,040	5,398
Capital leases	3,145	811	1,446	888	—
Purchase obligations	24,682	20,623	4,004	37	18
Put option settlement (b)	25,000	25,000	—	—	—
Other long-term liabilities (c)	36,000	2,600	17,100	16,300	—
Total	$718,681	$138,094	$98,460	$475,250	$6,877

(a)
Interest expense is estimated based on the Company’s year-end 2018 debt balances, maturities, and interest rates.  The estimates assume no credit facility borrowings.  The Company’s actual debt balances and interest rates may fluctuate in the future; therefore, actual interest payments may vary from those payments detailed in the above table.

(b)
Payment related to a definitive agreement with an affiliate of the Russian Direct Investment Fund (RDIF) relating to a settlement put option that was exercised by RDIF in November of 2018. For additional information see Note 31 to the Company's consolidated financial statements, included in Item 8 of this annual report.

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

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2018, the Company did not have any off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates, and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements, and obligations.  The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries.  For more information concerning these obligations, see Note 22 to the Company’s financial statements.

The effect of hypothetical changes to selected assumptions on the Company’s frozen pension benefit obligations would be as follows (amounts in thousands):

		December 31, 2018		2019
Assumptions	Percentage Change	Increase (Decrease) PBO (a)	Increase (Decrease) Equity	Increase (Decrease) Expense
Pension
Discount rate	+/-5	$(4,479)/$4,851	$4,479/$(4,851)	$(183)/$230
Expected return on assets	+/-5			$(337)/$337

(a)	Projected benefit obligation (PBO) for pension plans.

Product Warranties
The Company provides limited warranties on workmanship on its products in all market segments. The majority of the Company's products are subject to a limited warranty that ranges between less than one year and ten years, with certain product warranties being prorated after the first year. Actual warranty experience may differ from historical experience. The Company calculates an estimated warranty liability based on past warranty experience and the sales of products subject to that experience. The Company records warranty expense based on warranty payments made and changes to the estimated warranty liability. The Company's warranty liability was $17.3 million at December 31, 2018, and $18.6 million at December 31, 2017. The Company recorded warranty expense of $5.2 million for the year ended December 31, 2018, and $9.0 million for the year ended December 31, 2017. The Company's estimated warranty liability and expense increased primarily as the result of higher net sales of product with historical warranty experience.

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

MARKET RISK

Foreign Currency Risk
The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of the Company's various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange derivative contracts to mitigate the currency risk. The Company is exposed to fluctuations in the Australian dollar, Brazilian real, British pound, euro, Russian ruble and other global currencies.   The Company’s net investment in foreign entities translated into U.S. dollars was $347.1 million at December 31, 2018, and $387.6 million at December 31, 2017.  The hypothetical potential loss in value of the Company’s net investment in foreign entities resulting from a 10% adverse change in foreign currency exchange rates at December 31, 2018, would have been approximately $34.7 million.

Commodity Price Risk
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

Interest Rate Risk
The Company is exposed to interest rate risk on its variable debt. The Company has a $75 million credit facility that has a variable interest rate.  As of December 31, 2018, the amount available under the credit facility was $62.7 million. If the credit facility were fully drawn to available funds, a change in the interest rate of 100 basis points, or 1%, would have changed the Company’s interest expense by approximately $0.6 million.  At December 31, 2018, there were no borrowings under the credit facility.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7, Part II of this report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15, Part IV of this report, “Exhibits and Financial Statement Schedules.”

ITEM 9	– CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in Titan's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Titan management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the "Internal Control-Integrated Framework (2013)." Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.
The effectiveness of Titan's internal control over financial reporting as of December 31, 2018, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report within this Form 10-K.
Inherent Limitations on the Effectiveness of Controls
Because of its inherent limitations, the Company's disclosure controls and procedures or internal controls over financial reporting may not prevent or detect all misstatements or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors
Information regarding the Company’s directors is incorporated herein by reference to the Company’s 2019 Proxy Statement under the captions “Election of Directors,” “Committees of the Board of Directors; Meetings” and “Corporate Governance.”

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

Paul G. Reitz, 46, joined the Company in July 2010 as Chief Financial Officer.  Mr. Reitz was appointed President in February 2014. In December 2016, Mr. Reitz was appointed President and Chief Executive Officer.

David A. Martin, 51, joined the Company in June 2018 as Chief Financial Officer. Prior to joining Titan, Mr. Martin served from 1993 to 2018 in various roles at Aegion Corporation, a global technology/service provider maintaining, protecting and strengthening infrastructure, primarily pipelines, that is listed on the NASDAQ Global Select Market. Mr. Martin’s roles included Chief Financial Officer from 2007 to November 2017.

Michael G. Troyanovich, 61, joined the Company in August 2011 as Assistant General Counsel. Mr. Troyanovich was appointed Secretary in December 2012, and General Counsel in June 2013.

Section 16(a) Beneficial Ownership Reporting Compliance
Information regarding beneficial ownership reporting compliance is incorporated herein by reference to the Company’s 2019 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11 – EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference to the Company’s 2019 Proxy Statement under the caption “Compensation of Executive Officers.”

ITEM 12– SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership is incorporated herein by reference to the Company’s 2019 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding relationships and related party transactions is incorporated herein by reference to the Company’s 2019 Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance” and also appears in Note 27 of the Company’s Notes to Consolidated Financial Statements.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding audit fees and services is incorporated by reference herein to the Company’s 2019 Proxy Statement under the caption “Audit and Other Fees.”

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The accompanying Exhibit Index is incorporated herein by reference.

TITAN INTERNATIONAL, INC.
Exhibit Index
Annual Report on Form 10-K

Exhibit No.	DESCRIPTION
3.1 (a)	Titan International, Inc. Amended and Restated Certificate of Incorporation
3.2 (a)	Bylaws of the Company
4.1 (b)	Indenture, dated as of November 20, 2017, among Titan, the Guarantors named therein, the Trustee and the Collateral Trustee
4.2 (b)
Registration Rights Agreement, dated as of November 20, 2017, among, Titan, the Guarantors named therein, and Goldman Sachs & Co. LLC, as representative of the initial purchasers of the Senior Secured Notes due 2023

10.1 (c)	2005 Equity Incentive Plan as Amended
10.2 (d)	Annual Incentive Compensation Plan
10.3 (e)	Paul G. Reitz Employment Agreement
10.4 (f)	Paul G. Reitz Employment Agreement Amendment
10.5 (g)	Michael G. Troyanovich Employment Agreement
10.6 (h)	David A. Martin Employment Agreement
10.7 (i)	Trademark License Agreement with The Goodyear Tire & Rubber Company **
10.8 (j)
Agreement, dated as of February 26, 2016, by and among the Company and MHR Institutional Partners III LP, MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Advisors III LLC, MHR Advisors LLC, MHRC LLC, MHR Fund Management LLC, MHR Holdings LLC and Mark H. Rachesky

10.9 (k)	Audit Committee Observer Agreement, dated as of September 29, 2016
10.10 (l)	Credit and Security Agreement with agent BMO Harris Bank N. A., dated as of February 17, 2017
10.11 (m)	Shareholders' Agreement, dated July 9, 2013, between Titan International, Inc., Titan Luxembourg S.A.R.L., OEP 11 Cooperatief U.A., Rubber Cooperatief U.A., and Titan Tire Russia B.V.
10.12 (n)	Transaction Agreement among Titan Luxembourg S.A.R.L., Titan International, Inc., and Rubber Coöperatief U.A.
10.13 (o)
Amendment, dated as of February 25, 2019, to the February 26, 2016, Agreement by and among the Company and MHR Institutional Partners III LP, MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Advisors III LLC, MHR Advisors LLC, MHRC LLC, MHR Fund Management LLC, MHR Holdings LLC and Mark H. Rachesky

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

(a)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on June 29, 2015 (No. 1-12936).

(b)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on November 20, 2017 (No. 1-12936).

(c)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on March 28, 2011.

(d)	Incorporated by reference to the same numbered exhibit contained in the Company's Form 10-Q for the quarterly period ended March 31, 2016 (No. 1-12936).

(e)	Incorporated by reference to exhibit 10.1 contained in the Company's Current Report on Form 8-K filed on December 23, 2015 (No. 1-12936).

(f)	Incorporated by reference to exhibit 10.3 contained in the Company's Current Report on Form 8-K filed on December 9, 2016 (No. 1-12936).

(g)	Incorporated by reference to exhibit 10.3 contained in the Company's Current Report on Form 8-K filed on December 23, 2015 (No. 1-12936).

(h)	Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on June 15, 2018 (No. 1-12936).

(i)	Incorporated by reference to exhibit 10.1 contained in the Company's Form 10-Q for the quarterly period ended March 31, 2016 (No. 1-12936).

(j)	Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on February 29, 2016 (No. 1-12936).

(k)	Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on October 3, 2016 (No. 1-12936).

(l)	Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on February 23, 2017 (No. 1-12936).

(m)	Incorporated by reference to exhibit 10 contained in the Company's Form 10-Q for the quarterly period ended September 30, 2018 (No. 1-12936).

(n)	Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on February 11, 2019 (No 1-12936).

(o)	Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on February 25, 2019 (No 1-12936).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	March 6, 2019	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2019.

Signatures	Capacity

/s/ PAUL G. REITZ	President, Chief Executive Officer and Director
Paul G. Reitz	(Principal Executive Officer)

/s/ DAVID A. MARTIN	SVP and Chief Financial Officer
David A. Martin	(Principal Financial Officer)

/s/ AMY S. EVANS	VP, Chief Accounting Officer
Amy S. Evans	(Principal Accounting Officer)

/s/ MAURICE M. TAYLOR JR.	Chairman
Maurice M. Taylor Jr.

/s/ RICHARD M. CASHIN JR.	Director
Richard M. Cashin Jr.

/s/ GARY L. COWGER	Director
Gary L. Cowger

/s/ ALBERT J. FEBBO	Director
Albert J. Febbo

/s/ PETER MCNITT	Director
Peter McNitt

/s/ DR. MARK RACHESKY	Director
Dr. Mark Rachesky

/s/ ANTHONY L. SOAVE	Director
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

The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  The consolidated financial statements as of December 31, 2018 have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Titan International, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Titan International, Inc.(a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 6, 2019, expressed an unqualified opinion.
Change in accounting principle
As discussed in Note 1 to the consolidated financial statements, the Company elected to change its method of inventory accounting at its subsidiary Titan Wheel Corporation of Illinois from last in, first out (LIFO) cost method to the first in, first out (FIFO) cost method in 2017.
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
March 6, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Titan International, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Titan International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 6, 2019 expressed an unqualified opinion on those financial statements.
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

/s/ Grant Thornton LLP

Chicago, Illinois
March 6, 2019

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,
	2018	2017	2016
Net sales	$1,602,408	$1,468,922	$1,265,497
Cost of sales	1,404,142	1,298,694	1,124,082
Asset impairment	—	9,917	—
Gross profit	198,266	160,311	141,415
Selling, general and administrative expenses	134,789	150,676	144,988
Research and development expenses	11,146	10,302	9,971
Royalty expense	10,087	10,484	8,856
Income (loss) from operations	42,244	(11,151)	(22,400)
Interest expense	(30,456)	(30,229)	(32,539)
Loss on senior note repurchase	—	(18,646)	—
Foreign exchange (loss) gain	(11,179)	(1,958)	8,550
Other income	19,198	9,108	9,915
Income (loss) before income taxes	19,807	(52,876)	(36,474)
Provision for income taxes	6,762	11,203	3,281
Net income (loss)	13,045	(64,079)	(39,755)
Net loss attributable to noncontrolling interests	(3,042)	(4,037)	(2,150)
Net income (loss) attributable to Titan	16,087	(60,042)	(37,605)
Redemption value adjustment	(12,207)	(6,393)	(9,556)
Net income (loss) applicable to common shareholders	$3,880	$(66,435)	$(47,161)

Earnings per common share:
Basic	$.06	$(1.12)	$(.87)
Diluted	$.06	$(1.12)	$(.87)
Average common shares and equivalents outstanding:
Basic	59,820	59,340	53,916
Diluted	59,909	59,340	53,916

Dividends declared per common share:	$.02	$.02	$.02

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(All amounts in thousands)

	Year ended December 31,
	2018	2017	2016
Net income (loss)	$13,045	$(64,079)	$(39,755)
Currency translation adjustment	(41,966)	30,818	5,857
Pension liability adjustments, net of tax of $(104), $151, and $215, respectively	(3,650)	1,523	1,071
Comprehensive loss	(32,571)	(31,738)	(32,827)
Net comprehensive (loss) income attributable to redeemable and noncontrolling interests	(6,488)	(2,898)	5,305
Comprehensive loss attributable to Titan	$(26,083)	$(28,840)	$(38,132)

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$81,685	$143,570
Accounts receivable (net of allowance of $3,404 and $2,974, respectively)	241,832	226,703
Inventories	395,735	339,836
Prepaid and other current assets	60,229	73,084
Total current assets	779,481	783,193
Property, plant and equipment, net	384,872	421,248
Deferred income taxes	2,874	3,779
Other long-term assets	84,029	81,892
Total assets	$1,251,256	$1,290,112

Liabilities
Current liabilities
Short-term debt	$51,885	$43,651
Accounts payable	212,129	195,497
Other current liabilities	111,054	133,774
Total current liabilities	375,068	372,922
Long-term debt	409,572	407,171
Deferred income taxes	9,416	13,545
Other long-term liabilities	67,290	73,197
Total liabilities	861,346	866,835

Commitments and contingencies: Notes 10, 24, 25 and 26

Redeemable noncontrolling interest	119,813	113,193

Equity
Titan stockholders' equity
Common stock ($0.0001 par, 120,000,000 shares authorized, 60,715,356 issued at December 2018 and December 2017)	—	—
Additional paid-in capital	519,498	531,708
Retained deficit	(29,048)	(44,022)
Treasury stock (at cost, 798,383 shares at December 2018 and 914,797 shares at December 2017)	(7,831)	(8,606)
Stock reserved for deferred compensation	—	(1,075)
Accumulated other comprehensive loss	(203,571)	(157,076)
Total Titan stockholders’ equity	279,048	320,929
Noncontrolling interests	(8,951)	(10,845)
Total equity	270,097	310,084
Total liabilities and equity	$1,251,256	$1,290,112

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(All amounts in thousands, except share data)

	Number of common shares	Common stock	Additional paid-in capital	Retained earnings (deficit)	Treasury stock	Stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2016	53,913,509	$—	$497,008	$55,860	$(12,420)	$(1,075)	$(187,751)	$351,622	$(376)	$351,246
Net loss *				(37,605)				(37,605)	(4,346)	(41,951)
CTA, net of tax *							1,893	1,893	119	2,012
Pension liability adjustments, net of tax							1,071	1,071		1,071
Dividends declared				(1,081)				(1,081)		(1,081)
Restricted stock awards vesting	162,880		(1,463)		1,463			—		—
Acquisition of additional interest			(8,548)	40			(3,491)	(11,999)	(40)	(12,039)
Redemption value adjustment			(9,556)					(9,556)		(9,556)
Stock-based compensation			1,954					1,954		1,954
Deferred compensation transactions			—			—		—	705	705
Issuance of treasury stock under 401(k) plan	93,491		(320)		838			518		518
Balance December 31, 2016	54,169,880	—	479,075	17,214	(10,119)	(1,075)	(188,278)	296,817	(3,938)	292,879
Net loss *				(60,042)				(60,042)	(4,121)	(64,163)
CTA, net of tax *							29,679	29,679	(768)	28,911
Pension liability adjustments, net of tax							1,523	1,523		1,523
Dividends declared				(1,194)				(1,194)		(1,194)
Note conversion	5,462,264		58,460					58,460		58,460
Restricted stock awards vesting	119,173		(1,071)		1,071			—		—
Redemption value adjustment			(6,393)					(6,393)		(6,393)
Stock-based compensation			1,539					1,539		1,539
VIE consolidation and distributions			—			—		—	(2,018)	(2,018)
Issuance of treasury stock under 401(k) plan	49,242		98		442			540		540
Balance December 31, 2017	59,800,559	—	531,708	(44,022)	(8,606)	(1,075)	(157,076)	320,929	(10,845)	310,084
Net income (loss) *				16,087				16,087	(1,951)	14,136
CTA, net of tax *							(38,520)	(38,520)	1,050	(37,470)
Pension liability adjustments, net of tax							(3,650)	(3,650)		(3,650)
Dividends declared				(1,201)				(1,201)		(1,201)
Accounting standards adoption	—		—	88				88	35	123
Restricted stock awards	61,897		(286)		286			—		—
Acquisition of additional interest			(1,032)				(4,325)	(5,357)	5,208	(149)
Redemption value adjustment			(12,207)					(12,207)		(12,207)
Stock-based compensation			1,130					1,130		1,130
VIE distributions								—	(2,448)	(2,448)
Deferred compensation transactions			113			1,075		1,188		1,188
Issuance of treasury stock under 401(k) plan	54,517		72		489			561		561
Balance December 31, 2018	59,916,973	$—	$519,498	$(29,048)	$(7,831)	$—	$(203,571)	$279,048	$(8,951)	$270,097

* Net income (loss) excludes income (loss) attributable to redeemable noncontrolling interest of $2,196, $84, and $(1,091) for 2016, 2017, and 2018, respectively. CTA excludes $3,844, $1,907, and $(4,496) for 2016, 2017, and 2018, respectively.

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
Cash flows from operating activities:	2018	2017	2016
Net income (loss)	$13,045	$(64,079)	$(39,755)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	57,618	58,444	59,768
Asset impairment	—	9,917	—
Deferred income tax provision	(2,291)	785	(680)
Loss on note repurchase	—	18,646	—
Stock-based compensation	1,130	1,539	1,993
Issuance of treasury stock under 401(k) plan	561	540	518
Foreign currency translation loss	3,149	5,258	9,734
(Increase) decrease in assets:
Accounts receivable	(36,092)	(38,478)	4,007
Inventories	(77,919)	(55,562)	7,992
Prepaid and other current assets	(5,377)	9,277	(16,718)
Other long-term assets	(13,054)	15,134	(109)
Increase (decrease) in liabilities:
Accounts payable	29,364	37,584	20,953
Other current liabilities	(2,866)	9,522	3,635
Other liabilities	(3,444)	(9,816)	(7,838)
Net cash (used for) provided by operating activities	(36,176)	(1,289)	43,500
Cash flows from investing activities:
Capital expenditures	(39,000)	(32,626)	(41,948)
Certificates of deposit	—	50,000	(50,000)
Other	2,069	993	2,222
Net cash (used for) provided by investing activities	(36,931)	18,367	(89,726)
Cash flows from financing activities:
Proceeds from borrowings	57,294	447,639	17,285
Repurchase of senior secured notes	—	(415,395)	—
Payment on debt	(38,557)	(55,160)	(22,634)
Dividends paid	(1,201)	(1,167)	(1,081)
Net cash provided by (used for) financing activities	17,536	(24,083)	(6,430)
Effect of exchange rate changes on cash	(6,314)	2,748	295
Net decrease in cash and cash equivalents	(61,885)	(4,257)	(52,361)
Cash and cash equivalents, beginning of year	143,570	147,827	200,188
Cash and cash equivalents, end of year	$81,685	$143,570	$147,827

Supplemental information:
Interest paid	$30,800	$38,164	$34,380
Income taxes paid, net of refunds received	$12,435	$4,594	$5,463
Non-cash information:
Deferred compensation obligation paid through the transfer of trust assets	$14,268	$—	$—
Issuance of common stock for convertible debt payment	$—	$58,460	$—

 See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Principles of consolidation
The consolidated financial statements include the accounts of all majority-owned subsidiaries and variable interest entities in which Titan is the primary beneficiary. Investments in companies in which Titan does not own a majority interest, but which Titan has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Investments in other companies are carried at cost. All significant intercompany accounts and transactions have been eliminated. The Company consolidates the Voltyre-Prom subsidiary for which it acts as operating partner. See Note 13 for additional information.

Cash and cash equivalents
The Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents. The cash in the Company's U.S. banks is not fully insured by the Federal Deposit Insurance Corporation. The Company had $55.6 million and $80.2 million of cash in foreign bank accounts at December 31, 2018 and 2017, respectively. The Company's cash in its foreign bank accounts is not fully insured.

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

Prior to 2017, the Company used the last in, first out (LIFO) inventory cost method at its Titan Wheel Corporation of Illinois subsidiary. Effective January 1, 2017, the Company elected to change its method of inventory accounting at this subsidiary to the FIFO method. The Company believes that the FIFO method is preferable as it results in increased uniformity across the Company's global operations with respect to the method of inventory accounting, as none of Titan's other subsidiaries use the LIFO method. The Company applied this change in method of inventory accounting by retrospectively adjusting the financial statements for the year ended December 31, 2016.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest is capitalized on fixed asset projects which are constructed over a period of time.  The amount of interest capitalized is determined by applying a weighted average interest rate to the average amount of accumulated expenditures for the asset during the period.  The interest rate used is based on the rates applicable to borrowings outstanding during the period. No interest was capitalized in 2018. Interest capitalized was $0.3 million and $1.2 million for the years ended December 31, 2017 and 2016, respectively.
Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.50% senior secured notes due 2023, issued on November 20, 2017 (senior secured notes) were carried at cost of $395.1 million at December 31, 2018. The fair value of the senior secured notes due 2023 at December 31, 2018, as obtained through an independent pricing source, was approximately $360.0 million.
Investments
The Company had an equity method investment of $47.2 million in Wheels India Limited as of December 31, 2018, representing a 34.2% ownership. This equity method investment is included in other long-term assets in the Consolidated Balance Sheets. The value of this investment based on the December 31, 2018, market price was $53.8 million. The Company assesses the carrying value of its equity method investments whenever events and circumstances indicate that the carrying values may not be recoverable. Investment write-downs, if necessary, are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. These write-downs, if any, are measured as the excess of the carrying value of the asset over the discounted expected future cash flows or the estimated fair value of the asset.

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

Research and development expense
Research and development (R&D) expenses are expensed as incurred.  R&D costs were $11.1 million, $10.3 million, and $10.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising
Advertising expenses are included in SG&A expense and are expensed as incurred.  Advertising costs were approximately $3.1 million, $3.9 million and $4.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Earnings per share
Basic earnings per share (EPS) is computed by dividing consolidated net earnings applicable to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing adjusted consolidated net earnings applicable to common shareholders by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. Potential common shares consist of outstanding options under the Company’s stock compensation plans.
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
Stock-based compensation
The Company has one stock-based compensation plan, which is described in Note 23.  Compensation expense for stock-based compensation is recognized over the requisite service period at the estimated fair value of the award at the grant date.  The Company granted 80,000; 89,200; and 60,000 stock options in 2018, 2017, and 2016, respectively. The Company granted 376,500 restricted stock awards in 2018; none were granted in 2017 or 2016.

Use of estimates
The policies utilized by the Company in the preparation of the financial statements conform to United States generally accepted accounting principles (US GAAP or GAAP) and require management to make estimates, assumptions, and judgments that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual amounts could differ from these estimates and assumptions.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company compared its current revenue recognition policies to the requirements of the New Revenue Standard. Titan recognizes revenue when the performance obligations specified in the Company's contracts have been satisfied. Titan's contracts typically contain a single performance obligation that is fulfilled on the date of delivery based on shipping terms stipulated in the contract. None of the Company's contracts contained a financing option and Titan did not have any contract assets or liabilities. For the majority of Titan’s revenue arrangements, there was no significant impact as these transactions generally consist of a single performance obligation to transfer promised goods or services. The impact on the net sales was immaterial and the disaggregation of revenues, which is according to major markets the Company serves, has not changed from how it is presented in Note 28, Segment and Geographical Information, in Part IV of the Form 10-K. The table below presents the cumulative effect of the adoption of the New Revenue Standard on select accounts of Titan's consolidated balance sheet:

(in thousands)	Balance at December 31, 2017	New Revenue Standard Adjustments	Balance at January 1, 2018
Assets
Inventories	$339,836	$(390)	$339,446
Liabilities
Other current liabilities	133,774	(513)	133,261
Equity
Retained (deficit) earnings	(44,022)	88	(43,934)
Noncontrolling interests	(10,845)	35	(10,810)

The Company adopted Accounting Standards Update (ASU) No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" on January 1, 2018, using the retrospective transition method. This standard changed the presentation of net periodic pension and postretirement benefit cost (net benefit cost) within the Statement of Operations. Under the previous guidance, net benefit cost was reported as an employee cost within operating income. The amendment requires the bifurcation of net benefit cost, with the service cost component to be presented with other employee compensation costs in operating income, while the other components will be reported separately outside of income from operations. The adoption of this accounting standard resulted in a change in certain previously reported amounts, whereby the Company reclassed $2.0 million and $2.6 million of non-service cost from cost of sales to other income on the Consolidated Statement of Operations for the years ended December 31, 2017, and December 31, 2016, respectively. See Note 22, Employee Benefit Plans, in Part IV of this Form 10-K for further discussion.

The Company early-adopted ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," effective September 30, 2018, using the retrospective approach. ASU 2018-15 requires a customer in a hosting arrangement that is a service contract to apply the guidance on internal-use software to determine which implementation costs to recognize as an asset and which costs to expense. Costs to develop or obtain internal-use software that cannot be capitalized under Subtopic 350-40, such as training costs and certain data conversion costs, also cannot be capitalized for a hosting arrangement that is a service contract. The amendments in this update require a customer in a hosting arrangement that is a service contract to determine whether an implementation activity relates to the preliminary project stage, the application development stage, or the post-implementation stage. Costs for implementation activities in the application development stage will be capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages will be expensed. As a result of the adoption of this accounting standard, the Company capitalized an aggregate of $7.4 million of implementation costs for the year ended December 31, 2018, from selling, general and administration in the Consolidated Statement of Operations to other assets in the Consolidated Balance Sheets.

In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." This ASU updates the income tax accounting in US GAAP to reflect the SEC's interpretive guidance released on December 22, 2017, when the 2017 Tax Cuts and Jobs Act (2017 TCJA) was enacted. See Note 21, Income Taxes, in Part IV of this Form 10-K for more information regarding the impact of the 2017 TCJA.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2017, the FASB issued ASU No. 2017-09, "Stock Compensation (Topic 718): Scope of Modification Accounting." This update provides guidance regarding which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Disclosure requirements under Topic 718 remain unchanged. The Company adopted ASU 2017-09 effective January 1, 2018. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements; no changes were made to the terms or conditions of share-based payments.

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

Accounting standards issued but not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" (the New Lease Standard). This update was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The primary effect of adopting the new standard will be to record assets and obligations for the Company's operating leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has a significant number of leases for both property and equipment.

The Company has elected the modified retrospective with cumulative-effect transition approach to adopting ASC 842 and thus will not restate its comparative periods presented in the year of transition. The Company plans to elect the package of practical expedients available under the transition provisions of the New Lease Standard, including (i) not reassessing whether expired or existing contracts contain leases, (ii) lease classification, and (iii) not revaluing initial direct costs for existing leases. Under this new transition method, the Company can apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and present the accounting on a prospective or go-forward basis instead of applying to the earliest comparative period presented in the financial statements. The new lease standard will be effective for the Company beginning January 1, 2019.

Adoption of the New Lease Standard will result in the Company recording additional net lease assets and lease liabilities of approximately $24.6 million and $25.1 million, respectively, as of January 1, 2019. The difference between the additional lease assets and lease liabilities will be recorded as an adjustment to retained earnings.

In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 TCJA. Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 TCJA and will improve the usefulness of information reported to financial statement users. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Adoption of ASU No. 2018-02 will result in reclassification of approximately $5 million of stranded tax effects from accumulated other comprehensive income to retained earnings.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2018, FASB issued ASU No. 2018-17, “Consolidations (Topic 810) - Targeted Improvements to Related Party Guidance for Variable Interest Entities.” The amendments in the update affect reporting entities that are required to determine whether they should consolidate a legal entity under the guidance within the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation-Overall and employee benefit plans within the scope of Topics 960, 962, and 965 on plan accounting. The amendments in this update are effective for fiscal years ending after December 15, 2019. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In November 2018, FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808) - Clarifying the Interaction between Topic 808 and Topic 606.” A collaborative arrangement, as defined by the guidance in Topic 808, is a contractual arrangement under which two or more parties actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the activity’s commercial success. The amendments in this update are effective for fiscal years ending after December 15, 2019. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In December 2018, FASB issued ASU No. 2018-20 Leases (Topic 842), “Narrow-Scope Improvements for Lessors.” Increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. The amendments in this update are effective for fiscal years ending after December 15, 2018. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements and is included with the FASB issued ASU No. 2016-02, "Leases (Topic 842)" , as described above, that was implemented January 1, 2019.

2. ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2018 and 2017, consisted of the following (amounts in thousands):

	2018	2017
Accounts receivable	$245,236	$229,677
Allowance for doubtful accounts	(3,404)	(2,974)
Accounts receivable, net	$241,832	$226,703

Accounts receivable are reduced by an estimated allowance for doubtful accounts which is based on known risks and historical losses.

3. INVENTORIES

Inventories at December 31, 2018 and 2017, consisted of the following (amounts in thousands):

	2018	2017
Raw material	$110,806	$83,541
Work-in-process	55,543	49,139
Finished goods	229,386	207,156
	$395,735	$339,836

The 2017 numbers include a reclassification of $8.6 million from finished goods to work-in-process to match the presentation for 2018. The reclassification related to goods which may be sold as finished goods, but also may be additionally processed before sale.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2018 and 2017, consisted of the following (amounts in thousands):

	2018	2017
Factory supplies	$26,014	$26,346
Value added tax	10,407	8,528
Prepaid expense	5,760	5,290
Deposits	4,237	3,785
Prepaid taxes	3,731	3,726
Prepaid insurance	2,315	2,384
Derivative financial instruments	902	458
Duty receivable	744	672
Volume rebate	487	2,072
Investments for deferred compensation	—	12,393
Prepaid royalty	—	1,953
Other	5,632	5,477
	$60,229	$73,084

5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31, 2018 and 2017, consisted of the following (amounts in thousands):

	2018	2017
Land and improvements	$43,562	$46,998
Buildings and improvements	255,451	264,078
Machinery and equipment	592,932	598,411
Tools, dies, and molds	109,537	108,649
Construction-in-process	18,867	15,349
	1,020,349	1,033,485
Less accumulated depreciation	(635,477)	(612,237)
	$384,872	$421,248

Depreciation, including depreciation on capital leases, related to property, plant, and equipment for the years 2018, 2017, and 2016 totaled $53.9 million, $54.3 million, and $55.8 million, respectively.

Capital leases included in property, plant, and equipment at December 31, 2018 and 2017, consisted of the following (amounts in thousands):

	2018	2017
Buildings and improvements	$3,823	$4,056
Less accumulated amortization	(2,261)	(2,294)
	$1,562	$1,762

Machinery and equipment	$33,438	$32,379
Less accumulated amortization	(26,748)	(27,260)
	$6,690	$5,119

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. OTHER LONG-TERM ASSETS

Other long-term assets at December 31, 2018 and 2017, consisted of the following (amounts in thousands):

	2018	2017
Investment in Wheels India Limited	$47,230	$47,267
Amortizable intangibles	11,647	15,275
Prepaid software	7,711	691
Notes receivable	6,000	6,000
Other equity investments	3,986	4,637
Manufacturing spares	2,825	3,448
Deferred financing costs	267	352
Other	4,363	4,222
	$84,029	$81,892

7. INTANGIBLE ASSETS

The components of intangible assets for each of the years ended December 31, 2018 and 2017, were as follows (amounts in thousands):

	Weighted- Average Useful Lives (in Years)	2018	2017
Amortizable intangible assets:
Customer relationships	8.7	$12,967	$13,922
Patents, trademarks, and other	7.7	11,356	15,208
Total at cost		24,323	29,130
Less accumulated amortization		(12,676)	(13,855)
		$11,647	$15,275

Amortization related to intangible assets for the years 2018, 2017, and 2016 totaled $2.3 million, $3.0 million, and $2.2 million, respectively.

The estimated aggregate amortization expense at December 31, 2018, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

2019	$2,123
2020	2,049
2021	1,393
2022	1,042
2023	1,042
Thereafter	3,998
$11,647

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2018 and 2017, consisted of the following (amounts in thousands):

	2018	2017
Wages and benefits	$27,520	$27,532
Warranty	16,328	18,612
Insurance	13,655	15,068
Incentive compensation	8,506	7,863
Customer deposits	8,399	4,960
Customer rebates	6,794	6,534
Accrued other taxes	5,535	8,370
Accrued interest	2,399	3,049
Italian government grant	691	4,689
Accrued employment liabilities	—	16,892
Other	21,227	20,205
	$111,054	$133,774

9. WARRANTY

Changes in the warranty liability for the periods set forth below consisted of the following (amounts in thousands):

	2018	2017
Warranty liability, January 1	$18,612	$17,926
Provision for warranty liabilities	5,231	9,012
Warranty payments made	(6,516)	(8,326)
Warranty liability, December 31	$17,327	$18,612

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

10. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following as of the dates set forth below (amounts in thousands):

	December 31, 2018
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(4,897)	$395,103
Titan Europe credit facilities	35,115	—	35,115
Other debt	28,429	—	28,429
Capital leases	2,810	—	2,810
Total debt	466,354	(4,897)	461,457
Less amounts due within one year	51,885	—	51,885
Total long-term debt	$414,469	$(4,897)	$409,572

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.875% senior secured notes due 2020	$400,000	$(5,716)	$394,284
Titan Europe credit facilities	33,485	—	33,485
Other debt	22,564	—	$22,564
Capital leases	489	—	$489
Total debt	456,538	(5,716)	450,822
Less amounts due within one year	43,651	—	43,651
Total long-term debt	$412,887	$(5,716)	$407,171
The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term debt, at December 31, 2018 and December 31, 2017, were 6.9% and 5.0%, respectively.

Aggregate maturities of long-term debt at December 31, 2018, for each of the years (or other periods) set forth below were as follows (amounts in thousands):

2019	$51,885
2020	9,130
2021	2,581
2022	1,049
2023	400,248
Thereafter	1,461
$466,354

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

Titan Europe credit facilities
The Titan Europe credit facilities included borrowings from various institutions totaling $35.1 million in aggregate principal amount at December 31, 2018. Maturity dates on this debt range from less than one year to three years. The Titan Europe facilities are primarily secured by the assets of Titan's subsidiaries in Italy, Spain, Germany, and Brazil.

Revolving credit facility
The Company has a $75 million revolving credit facility (credit facility) with agent BMO Harris Bank N.A. and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and is scheduled to mature in February 2022. From time to time Titan's availability under this credit facility may be less than $75 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At December 31, 2018, an outstanding letter of credit under the credit facility totaled $12.3 million and the amount available under the facility totaled $62.7 million based on eligible accounts receivable and inventory balances. During 2018 and at December 31, 2018, there were no borrowings under the credit facility.

Other Debt
The Company has working capital loans at Titan Pneus do Brasil Ltda and Voltyre-Prom at various interest rates, which totaled $5.8 million and $18.4 million at December 31, 2018, respectively. Maturity dates on this debt range from less than one year to three years.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2018 and 2017, consisted of the following (amounts in thousands):

	2018	2017
Accrued pension liabilities	$35,062	$35,597
Italian government grant	9,365	10,272
Income tax liabilities	8,943	11,399
Contingencies	6,500	6,500
Other	7,420	9,429
	$67,290	$73,197

12. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is recorded as an offset to currency exchange gain/loss. For the year ended December 31, 2018, the Company recorded currency exchange gain of $0.5 million related to these derivatives. For the year ended December 31, 2017, the Company recorded currency exchange loss of $0.6 million related to these derivatives.

13. REDEEMABLE NONCONTROLLING INTEREST

The Company, in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF), owns all of the equity interests in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia. The Company is party to a shareholders' agreement with OEP and RDIF which was entered into in connection with acquisition of Voltyre-Prom. The agreement contains a settlement put option which was exercisable during a six-month period beginning July 9, 2018. The settlement put option would require Titan to purchase the indirect equity interests from OEP and RDIF in Voltyre-Prom with cash or Titan common stock, at a value set by the agreement. The value set by the agreement is the greater of: the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8%; or the last twelve months of EBITDA times 5.5 less net debt times the ownership percentage. As of December 31, 2018, the value of the redeemable noncontrolling interest held by OEP and RDIF was recorded at the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8%.
The redemption features of the settlement put option were not solely within the Company’s control and the noncontrolling interest is presented as redeemable noncontrolling interest separately from total equity in the Consolidated Balance Sheet at the redemption value of the settlement put option. If the redemption value is greater than the carrying value of the noncontrolling interest, the increase in the redemption value is adjusted directly to retained earnings of the affected entity, or additional paid-in capital if there are no available retained earnings applicable to the redeemable noncontrolling interest.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of redeemable noncontrolling interest as of December 31, 2018 and 2017 (amounts in thousands):

Balance at January 1, 2017	$104,809
Income attributable to redeemable noncontrolling interest	84
Currency translation	1,907
Redemption value adjustment	6,393
Balance at December 31, 2017	$113,193
Income attributable to redeemable noncontrolling interest	(1,091)
Currency translation	(4,496)
Redemption value adjustment	12,207
Balance at December 31, 2018	$119,813

This obligation approximates the cost if all remaining equity interests in the consortium were purchased by the Company on December 31, 2018, and is presented in the Consolidated Balance Sheet in redeemable noncontrolling interest, which is treated as mezzanine equity.

On November 14, 2018, the Company received notification of exercise of the put option from RDIF. On January 8, 2019, the Company received notification of exercise of the put option from OEP. On February 11, 2019, the Company entered into a definitive agreement (the "Agreement") with an affiliate of RDIF relating to the put option that was exercised by RDIF in November of 2018. See Note 31 Subsequent Events for additional information.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following at the dates set forth below (amounts in thousands):

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2017	$(162,628)	$(25,650)	$(188,278)
Currency translation adjustments	29,679	—	29,679
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior service cost, net of tax of $151	—	1,523	1,523
Balance at December 31, 2017	(132,949)	(24,127)	(157,076)
Currency translation adjustments	(38,520)	—	(38,520)
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior service cost, net of tax of $(104)	—	(3,650)	(3,650)
Reclassification as result of ownership change	(4,325)	—	(4,325)
Balance at December 31, 2018	$(175,794)	$(27,777)	$(203,571)

15. STOCKHOLDERS’ EQUITY

The Company did not repurchase any Titan common shares in 2018, 2017, or 2016.  The Company records treasury stock using the cost method. Titan paid aggregate cash dividends of $.02 per share of common stock in each of 2018, 2017, and 2016.  Dividends declared totaled $1.2 million for each of 2018 and 2017 and $1.1 million for 2016.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. FAIR VALUE MEASUREMENTS

Accounting standards for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:
Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the dates set forth below (amounts in thousands):

	December 31, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Investments for deferred compensation	$—	$—	$—	$—	$12,393	$12,393	$—	$—
Derivative financial instruments asset	902	—	902	—	458	—	458	—
Preferred stock	106	—	—	106	154	—	—	154
Total	$1,008	$—	$902	$106	$13,005	$12,393	$458	$154

The following table presents the changes during the periods presented in Titan's Level 3 investments that are measured at fair value on a recurring basis (amounts in thousands):

Preferred stock
Balance at December 31, 2016	$181
Total unrealized losses	(27)
Balance at December 31, 2017	154
Total unrealized losses	(48)
Balance as of December 31, 2018	$106

The preferred stock was valued based on the book value of the common stock into which it can be converted.

Fair value, nonrecurring, Level 2 and 3 measurements from impairments consisted of the following (amounts in thousands):

	Fair Value
	Level 2	Level 3	Impairment Charges
	December 31, 2017		2017
Property, plant and equipment	$—	$—	$9,917

The fair value measurements and impairment charges shown above for property, plant and equipment pertain to assets used to recycle large mining tires which were involved in a fire in September 2017. See Note 18 for additional information.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. VARIABLE INTEREST ENTITIES

The Company holds a variable interest in three joint ventures for which the Company is the primary beneficiary. Two of the joint ventures operate distribution facilities that primarily distribute mining products. Titan is the 50% owner of one of these distribution facilities, which is located in Canada, and the 40% owner of the other such facility, which is located in Australia. The Company’s variable interests in these two joint ventures relate to sales of Titan product to these entities, consigned inventory, and working capital loans. The third joint venture is the consortium that owns Voltyre-Prom. Titan owns 43% of the consortium owning Voltyre-Prom, which is subject to a shareholders' agreement containing a settlement put option that may require Titan to purchase the remaining equity interests in the consortium. See Note 13 and Note 31 for additional information.

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

As the primary beneficiary of these variable interest entities (VIEs), the VIEs’ assets, liabilities, and results of operations are included in the Company’s consolidated financial statements as of, and for the year ended, December 31, 2018. The other equity holders’ interests are reflected in “Net loss attributable to noncontrolling interests” in the Consolidated Statements of Operations and “Noncontrolling interests” in the Consolidated Balance Sheets.

The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Consolidated Balance Sheets at December 31, 2018 and 2017 (amounts in thousands):

	2018	2017
Cash and cash equivalents	$9,064	$10,621
Inventory	12,987	13,494
Other current assets	38,533	36,334
Property, plant, and equipment, net	28,057	33,717
Other noncurrent assets	2,971	4,250
Total assets	$91,612	$98,416

Current liabilities	36,246	32,172
Noncurrent liabilities	6,353	8,291
Total liabilities	$42,599	$40,463

All assets in the above table can only be used to settle obligations of the consolidated VIE to which the respective assets relate. Liabilities are nonrecourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

The Company holds a variable interest in certain VIEs which are not consolidated because Titan is not the primary beneficiary. The Company's involvement with these entities is in the form of direct equity interests and prepayments and purchases of materials. The maximum exposure to loss represents the loss of assets recognized by Titan relating to non-consolidated entities and amounts due to the non-consolidated assets. The assets and liabilities recognized in Titan's Consolidated Balance Sheets related to Titan's interest in these non-consolidated VIEs and the Company's maximum exposure to loss relating to non-consolidated VIEs were as follows at December 31, 2018 and 2017 (amounts in thousands):

	2018	2017
Investments	$3,985	$3,823
Other current assets	1,200	1,261
Total VIE assets	5,185	5,084
Accounts payable	2,350	1,413
Maximum exposure to loss	$7,535	$6,497

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. ASSET IMPAIRMENT

On September 21, 2017, a fire occurred at a facility of Titan Tire Reclamation Corporation (TTRC), a subsidiary of the Company, located in Fort McMurray, AB.  The TTRC facility contains six thermal vacuum recovery (TVR) units, which are large, contained capsules used to recycle large mining tires.  The fire started within one of the TVR units and was contained to a building housing three of the TVR units. As a result of the damage caused by the fire, Titan recorded an asset impairment of $9.9 million. Titan carries both casualty and property insurance for its facilities and equipment, as well as business interruption insurance. The asset impairment amount was partially offset by an initial insurance advance received in the amount of $1.6 million. The Company expects to receive additional insurance proceeds. The amount of additional proceeds and the timing of these receipts is not known. Therefore, no additional insurance proceeds were accrued as of December 31, 2018 or December 31, 2017.

19. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name.  These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. The Company also has a trademark license agreement with Goodyear to manufacture and sell certain non-farm tire products in Latin America which is scheduled to expire in June 2019. Royalty expenses recorded for the years ended December 31, 2018, 2017, and 2016, were $10.1 million, $10.5 million, and $8.9 million, respectively.

20. OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following for the years set forth below (amounts in thousands):

	2018	2017	2016
Equity investment income	$3,993	$3,615	$2,977
Interest income	2,107	3,363	3,206
Building rental income	1,804	2,372	2,109
Investment gain related to investments for deferred compensation	687	2,725	190
Other income (expense)	10,607	(2,967)	1,433
	$19,198	$9,108	$9,915

21. INCOME TAXES

Income (loss) before income taxes, consisted of the following for the years set forth below (amounts in thousands):

	2018	2017	2016
Domestic	$(298)	$(65,422)	$(56,334)
Foreign	20,105	12,546	19,860
	$19,807	$(52,876)	$(36,474)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision was as follows for the years set forth below (amounts in thousands):

	2018	2017	2016
Current
Federal	$(2,379)	$458	$(2,040)
State	(65)	(614)	(62)
Foreign	11,497	10,574	6,063
	9,053	10,418	3,961
Deferred
Federal	—	—	—
State	—	—	—
Foreign	(2,291)	785	(680)
	(2,291)	785	(680)
Income tax provision	$6,762	$11,203	$3,281

The income tax provision differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) as a result of the following:

	2018	2017	2016
Statutory U.S. federal tax rate	21.0%	35.0%	35.0%
Unrecognized tax positions	(12.4)	(2.3)	6.5
Impact of foreign income	(8.8)	(8.0)	26.9
Valuation allowance	(0.2)	16.5	(73.6)
State taxes, net	0.3	0.8	0.1
Nondeductible royalty	3.8	(1.4)	(1.9)
Tax Cuts and Jobs Act	26.6	(62.7)	—
Other, net	3.8	0.9	(2.0)
Effective tax rate	34.1%	(21.2)%	(9.0)%

The effective tax rate for the year ended December 31, 2018, was 34.1% as compared to a negative 21.2% for the year ended December 31, 2017. The Company recorded a pre-tax loss in 2017 and had a negative effective tax rate which represents tax expense in the consolidated financial statements.

In jurisdictions where the Company operates its businesses, management analyzes the ability to utilize its deferred tax assets arising from losses in its cyclical business.  The Company continues to record a valuation allowance in several jurisdictions, including the U.S., various U.S. states, Italy, Australia, and Luxembourg as these amounts remain more likely than not that the deferred tax assets would not be utilized. The Company recorded a valuation allowance of $(0.1) million and $8.7 million on the net deferred tax asset in 2018 and 2017, respectively.  This amount is primarily related to net operating losses generated from operations in these certain countries.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2018 and 2017, were as follows (amounts in thousands):

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$121,804	$118,303
Pension	5,718	5,462
Inventory	4,863	4,957
Warranty	4,376	4,847
Employee benefits and related costs	10,006	14,061
Prepaid royalties	4,780	4,383
Interest limitation	4,606	—
Other	19,360	20,930
Deferred tax assets	175,513	172,943
Deferred tax liabilities:
Fixed assets	(25,207)	(28,769)
Intangible assets	(3,474)	(4,301)
Other	(1,820)	(1,396)
Deferred tax liabilities	(30,501)	(34,466)
Subtotal	145,012	138,477
Valuation allowance	(151,554)	(148,243)
Net deferred tax liability	$(6,542)	$(9,766)

As of December 31, 2018 and 2017, certain tax loss carryforwards of $121.8 million and $118.3 million were available with $2.4 million expiring between 2018 and 2023 and $119.4 million expiring after 2023. At December 31, 2018, a valuation allowance of $151.6 million has been established. The net change in the valuation allowance was $3.3 million and $5.5 million for 2018 and 2017, respectively. The majority of the valuation allowance is related to deferred tax assets in the U.S., Italy, Australia, and Luxembourg.

The Company has $158.1 million of Federal net operating loss carryforward, a portion of which expires starting in 2034. Additionally, the Company has $239.5 million of state net operating losses and $293.7 million of foreign loss carryforwards.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Cuts and Jobs Act includes a number of changes in existing tax law impacting businesses, including a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are re-measured at the enacted tax rate. The re-measured U.S. net deferred asset was fully offset by a change in the valuation allowance.  The Company’s net cumulative undistributed foreign earnings were a cumulative loss and therefore no additional income tax expense related to the one-time deemed repatriation toll charge was recorded in 2017.

As a result of the Tax Cuts and Jobs Act, the Company can repatriate future foreign earnings back to the U.S. when needed with minimal additional taxes other than state income and foreign withholding tax.  The Company has not changed its indefinite reinvestment assertion in light of the Tax Cuts and Jobs Act and has not accrued any potential incremental taxes which could be incurred if any foreign earnings are repatriated. The Company has not calculated the potential foreign withholding taxes as the Company does not expect to repatriate those earnings.

The Company or one of its subsidiaries files income tax returns in the U.S., Federal and State, and various foreign jurisdictions. The Company’s major locations are in the U.S., Italy, Australia, Russia, and Brazil. The IRS issued a final audit report in 2017 for the 2010-2014 U.S. Federal tax returns and the Company adjusted its uncertain tax reserves. The Company also has ongoing tax audits with non-U.S. jurisdictions. Italy has open tax years from 2013-2018. Russia has open tax years from 2016-2018. Australia has open tax years from 2014-2018 and Brazil has open tax years from 2011-2018.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has applied the provisions of ASC 740, “Income Taxes” related to unrecognized tax benefits. At December 31, 2018, 2017, and 2016, the unrecognized tax benefits were $8.9 million, $11.4 million, and $16.1 million, respectively. As of December 31, 2018, $8.9 million of unrecognized tax benefits would have affected income tax expense if the tax benefits were recognized. The majority of the accrual in unrecognized tax benefits relates to potential state tax exposures. Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is possible that the Company’s gross unrecognized tax benefits balance will decrease by approximately $3 million within the next twelve months.

A reconciliation of the total amounts of unrecognized tax benefits at December 31 were as follows (amounts in thousands):

	2018	2017	2016
Balance at January 1	$9,365	$12,468	$14,698
Increases to tax positions taken during the current year	19	127	288
Increases to tax positions taken during the prior years	—	6,045	3,201
Decreases to tax positions taken during prior years	(1,336)	(858)	(5,257)
Decreases due to lapse of statutes of limitations	(637)	(297)	(4)
Settlements	—	(8,095)	(476)
Foreign exchange	(5)	(25)	18
Balance at December 31	$7,406	$9,365	$12,468

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties related to unrecognized tax benefits recorded in income tax expense was $(0.5) million, $0.5 million, and $0.4 million at December 31, 2018, 2017 and 2016. The reconciliation of unrecognized tax benefits above does not include accrued interest and penalties of $2.4 million, $2.9 million, and $3.6 million, at December 31, 2018, 2017, and 2016, respectively.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the change in benefit obligation, change in plan assets, funded status, and amounts recognized in the Consolidated Balance Sheet of the defined benefit pension plans as of December 31, 2018 and 2017 (amounts in thousands):

Change in benefit obligation:	2018	2017
Benefit obligation at beginning of year	$119,736	$113,119
Service cost	626	598
Interest cost	4,330	4,672
Actuarial (gain) loss	(5,404)	8,383
Benefits paid	(9,376)	(8,866)
Foreign currency translation	(1,399)	1,830
Benefit obligation at end of year	$108,513	$119,736
Change in plan assets:
Fair value of plan assets at beginning of year	$83,036	$77,314
Actual return on plan assets	(5,669)	12,436
Employer contributions	4,634	914
Benefits paid	(9,376)	(7,809)
Foreign currency translation	(129)	181
Fair value of plan assets at end of year	$72,496	$83,036
Unfunded status at end of year	$(36,017)	$(36,700)
Amounts recognized in Consolidated Balance Sheet:
Noncurrent assets	$930	$948
Current liabilities	(1,885)	(2,040)
Noncurrent liabilities	(35,062)	(35,608)
Net amount recognized in the Consolidated Balance Sheet	$(36,017)	$(36,700)

The pension benefit obligation included $89.5 million of pension benefit obligation for the three frozen plans in the U.S. and $19.0 million of pension benefit obligation for plans at foreign subsidiaries. The fair value of plan assets included $70.9 million of plan assets for the three frozen plans in the U.S. and $1.6 million of plan assets for foreign plans.

Amounts recognized in accumulated other comprehensive loss:
	2018	2017
Unrecognized prior service cost	$(71)	$(208)
Unrecognized net loss	(43,458)	(39,775)
Deferred tax effect of unrecognized items	15,752	15,856
Net amount recognized in accumulated other comprehensive loss	$(27,777)	$(24,127)

The weighted-average assumptions used in the actuarial computation that derived the benefit obligations at December 31 were as follows:	2018	2017
Discount rate	4.3%	3.8%
Expected long-term return on plan assets	6.9%	7.4%

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the components of net periodic pension cost for the plans, settlement cost, and the assumptions used in the measurement of the Company’s benefit obligation for the years ended December 31, 2018, 2017, and 2016 (amounts in thousands):

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss)
Net periodic benefit cost:	2018	2017	2016
Service cost	$626	$598	$341
Interest cost	4,330	4,672	4,896
Assumed return on assets	(5,959)	(5,472)	(5,600)
Amortization of unrecognized prior service cost	137	137	137
Amortization of net unrecognized loss	2,784	2,696	3,118
Net periodic pension cost	$1,918	$2,631	$2,892

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $3.2 million and $0.1 million, respectively.

The weighted-average assumptions used in the actuarial computation that derived net periodic pension cost for the years ended December 31, 2018, 2017, and 2016 were as follows:

	2018	2017	2016
Discount rate	5.3%	5.8%	5.8%
Expected long-term return on plan assets	7.4%	7.4%	7.4%

The allocation of the fair value of plan assets was as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2018	2017	2018
U.S. equities (a)	60%	61%	40% - 80%
Fixed income	30%	25%	20% - 50%
Cash and cash equivalents	6%	6%	0% - 20%
International equities (a)	4%	8%	0% - 16%
	100%	100%

(a)	Total equities may not exceed 80% of total plan assets.

The majority of the Company's foreign plans do not have plan assets. The foreign plans which have plan assets holds these plan assets in an insurance or money market fund.

The fair value of the plan assets by asset categories consisted of the following as of the dates set forth below (amounts in thousands):

	Fair Value Measurements as of December 31, 2018
	Total	Level 1	Level 2	Level 3
Money market funds	$4,725	$4,725	$—	$—
Common stock	28,581	28,581	—	—
Bonds and securities	5,958	5,958	—	—
Mutual and insurance funds	1,871	773	1,098	—
Totals	$41,135	$40,037	$1,098	$—
Assets measured at net asset value (a)	31,361
	$72,496

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

The Company invests in a diversified portfolio consisting of an array of asset classes in an attempt to maximize returns while minimizing risk.  These asset classes include U.S. equities, fixed income, cash and cash equivalents, and international equities.  The investment objectives are to provide for the growth and preservation of plan assets on a long-term basis through investments in: investment grade securities that provide investment returns that meet or exceed the Standard & Poor’s 500 Index and investment grade fixed income securities that provide investment returns that meet or exceed the Barclays Capital Aggregate Bond Index.  The U.S. equities asset category included the Company’s common stock in the amount of $0.8 million (approximately one percent of total plan assets) at December 31, 2018, and $2.2 million (approximately three percent of total plan assets) at December 31, 2017.

The fair value of money market funds, stock, bonds, U.S. government securities and mutual funds is determined based on valuation for identical instruments in active markets.

The long-term rate of return for plan assets is determined using a weighted-average of long-term historical approximate returns on cash and cash equivalents, fixed income securities, and equity securities considering the anticipated investment allocation within the plans.  The expected return on plan assets is anticipated to be 7.0% over the long-term.  This rate assumes long-term historical returns of approximately 8.5% for equities and approximately 4.0% for fixed income securities using the plans’ target allocation percentages.  Professional investment firms, none of which are Titan employees, manage the plan assets.

Although the 2019 minimum pension funding calculations are not finalized, the Company estimates those funding requirements will be approximately $2.6 million.

Projected benefit payments from the plans as of December 31, 2018, are estimated as follows (amounts in thousands):

2019	$9,422
2020	8,610
2021	8,498
2022	8,509
2023	8,252
2024-2028	36,112

401(k)/Defined contribution plans
The Company sponsors two 401(k) retirement savings plans in the U.S. and a number of defined contribution plans at foreign subsidiaries.  One U.S. plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement.  Titan provides a 25% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan.  The Company issued 54,517 shares, 49,242 shares and 93,491 shares of treasury stock in connection with this 401(k) plan during 2018, 2017, and 2016, respectively.  Expenses to the Company related to this common stock matching contribution were $0.6 million, $0.5 million, and $0.5 million for 2018, 2017, and 2016, respectively. The other U.S. 401(k) plan is for employees covered by collective bargaining agreements and does not include a Company matching contribution. Expenses related to foreign defined contribution plans were $4.1 million, $3.8 million, and $3.6 million for 2018, 2017, and 2016, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. STOCK COMPENSATION

The Company recorded stock compensation of $1.1 million, $1.5 million, and $2.0 million in 2018, 2017, and 2016, respectively.  Options to the Board of Directors vest immediately. All options expire 10 years from the grant date. The restricted stock awards vest over a period of three years.

2005 Equity Incentive Plan
The Company adopted the 2005 Equity Incentive Plan to provide stock compensation as a means of attracting and retaining qualified independent directors and employees for the Company.  A total of 1.6 million shares are available for future issuance under the equity incentive plan at December 31, 2018.  The exercise price of stock options may not be less than the fair market value of the common stock on the date of the grant.  The vesting and term of each option is set by the Board of Directors.  The Company granted 80,000 stock options under this plan in 2018, 89,200 stock options under this plan in 2017, and 60,000 stock options under this plan in 2016. The Company granted 376,500 restricted stock awards under this plan in 2018. The Company did not grant any restricted stock awards under this plan in 2017 and 2016.

Stock Options
The following is a summary of activity in stock options during the year ended December 31, 2018:

	Shares Subject to Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2017	847,770	$17.39
Granted	80,000	11.85
Exercised	—	—
Forfeited/Expired	(39,082)	18.37
Outstanding, December 31, 2018	888,688	16.84	4.63	$—
Exercisable, December 31, 2018	888,688	16.84	4.63	$—

Additional Stock Option Information (all amounts in thousands, except for per share data):

	2018	2017	2016
Weighted-average fair value per share of stock options granted	$5.85	$6.10	$3.62
Grant date fair value of stock options vested	468	544	217

No options were exercised in 2018, 2017 and 2016.  The Company currently uses treasury shares to satisfy any stock option exercises.  At December 31, 2018 and 2017, the Company had 0.8 million and 0.9 million shares of treasury stock, respectively.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted average assumptions used for stock options issued in 2018, 2017, and 2016:

	2018	2017	2016
Expected life (in years)	6.0	6.0	6.0
Expected volatility	50.7%	53.8%	53.3%
Expected dividends	0.2%	0.1%	0.1%
Risk-free interest rate	2.88%	1.82%	1.33%

Restricted Stock

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	31,897	10.56
Granted	376,500	9.23
Vested	(31,897)	10.56
Unvested at December 31, 2018	376,500	9.23

Pre-tax unrecognized compensation expense for unvested restricted stock was $2.8 million at December 31, 2018, and will be recognized as an expense over a weighted-average period of 2.5 years.

The fair value of restricted stock vested, based on the stock's fair value on the vesting date, was $0.3 million, $1.5 million, and $1.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

At December 31, 2018, two of Titan’s subsidiaries were involved in litigation concerning environmental laws and regulations.

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

The trial occurred in April 2017. On September 5, 2017, the District Court issued an order: (a) concluding Titan Tire and Dico arranged for the disposal of a hazardous substance in violation of 42 U.S.C. § 9607(a); (b) holding Titan Tire and Dico jointly and severally liable for $5.45 million in response costs previously incurred and reported by the United States relating to the alleged violation, including enforcement costs and attorney’s fees; and (c) awarding a declaratory judgment holding Titan Tire and Dico jointly and severally liable for all additional response costs previously incurred but not yet reported or to be incurred in the future, including enforcement costs and attorney’s fees. The District Court also held Dico liable for $5.45 million in punitive damages under 42 U.S.C. § 9607(c)(3) for violating a unilateral administrative order. The punitive damages award does not apply to Titan Tire. The Company accrued a contingent liability of $6.5 million, representing $5.45 million in costs incurred by the United States and $1.05 million of additional response costs, for this order in the quarter ended September 30, 2017. As of December 31, 2018, the $6.5 million remains outstanding.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Titan Tire and Dico are appealing the case to the United States Court of Appeals for the Eighth Circuit. The Notice of Appeal was filed on November 2, 2017, and the Appellants' brief was filed on February 26, 2018. The Appellee’s brief was filed on May 30, 2018, and the Appellants’ reply was filed on July 9, 2018. The U.S. Court of Appeals for the Eighth Circuit conducted the oral argument on January 15, 2019, and the parties are now awaiting a ruling from the appellate court. While the Company believes it has meritorious arguments, the outcome of this appeal cannot be predicted. As a result of the current judgment in favor of the United States, and pursuant to Iowa Code § 624.23, a judgment lien exists over Titan Tire’s real property in the State of Iowa. The United States has agreed, however, that it will take no steps to execute on this judgment lien. In exchange, Titan Tire has obtained a supersedeas bond in the amount of $6.0 million that stays enforcement of the judgment pending the outcome of the appeal.

25. LEASE COMMITMENTS

The Company leases certain buildings and equipment under operating leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance, and insurance by the Company.  Total rental expense was $7.8 million, $7.6 million, and $6.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.

At December 31, 2018, future minimum rental commitments under noncancellable operating leases with initial terms in excess of one year were as follows for the years (or other periods) presented below (amounts in thousands):

2019	$7,759
2020	5,606
2021	4,430
2022	3,330
2023	2,710
Thereafter	5,398
Total future minimum lease payments	$29,233

At December 31, 2018, the Company had assets held as capital leases with a net book value of $8.3 million included in property, plant, and equipment. Total future capital lease obligations relating to these leases were as follows at December 31, 2018 for the years (or other periods) presented below (amounts in thousands):

2019	$811
2020	689
2021	757
2022	594
2023	294
Total future capital lease obligation payments	3,145
Less amount representing interest	(335)
Present value of future capital lease obligation payments	$2,810

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. PURCHASE OBLIGATIONS

At December 31, 2018, the Company's expected cash outflow resulting from non-cancellable purchase obligations are summarized by year in the table below (amounts in thousands):

2019	$20,623
2020	3,674
2021	330
2022	18
Thereafter	37
Total non-cancellable purchase obligations	$24,682

27. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Company, Mr. Maurice Taylor.  The related party is Mr. Fred Taylor, who is Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blacksmith OTR, LLC; F.B.T. Enterprises; Green Carbon, Inc; Silverstone, Inc.; and OTR Wheel Engineering, Inc.  During 2018, 2017, and 2016, sales of Titan product to these companies were approximately $1.2 million, $1.5 million, and $0.9 million, respectively.  Titan had trade receivables due from these companies of approximately $0.1 million at December 31, 2018, and approximately $0.0 million at December 31, 2017.  On other sales referred to Titan from these manufacturing representative companies, commissions were approximately $1.7 million, $1.9 million, and $1.8 million during 2018, 2017, and 2016, respectively. Titan had purchases from these companies of approximately $0.4 million, $0.6 million, and $0.7 million during 2018, 2017, and 2016, respectively.

In 2013, the Company entered into a Shareholders’ Agreement between OEP and RDIF to acquire Voltyre-Prom. Mr. Richard M. Cashin Jr., a director of the Company, is the President of OEP, which owns 21.4% of the joint venture. The Shareholder’s agreement contained a settlement put option which potentially required the Company to purchase equity interests in the joint venture from OEP and RDIF at a value set by the agreement. On January 8, 2019, the Company received notification of exercise of the put option from OEP. See Note 13 for additional information.

In July of 2018, a deferred compensation obligation with the Chairman of the Company, Mr. Maurice Taylor, was paid through the transfer of $14.3 million of assets held in a trust.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about certain operating results of segments as reviewed by the chief operating decision maker of the Company as of and for the years ended December 31, 2018, 2017, and 2016 (amounts in thousands):

	2018	2017	2016
Revenues from external customers
Agricultural	$694,268	$690,238	$583,324
Earthmoving/construction	741,733	608,894	524,289
Consumer	166,407	169,790	157,884
	$1,602,408	$1,468,922	$1,265,497
Gross profit
Agricultural	$94,217	$85,482	$76,330
Earthmoving/construction	80,056	49,556	47,355
Consumer	23,993	25,273	17,730
	$198,266	$160,311	$141,415
Income (loss) from operations
Agricultural	$62,065	$50,188	$41,999
Earthmoving/construction	31,141	2,028	4,701
Consumer	11,994	11,463	2,998
Corporate & Unallocated	(62,956)	(74,830)	(72,098)
Loss from operations	42,244	(11,151)	(22,400)

Interest expense	(30,456)	(30,229)	(32,539)
Loss on senior note repurchase	—	(18,646)	—
Foreign exchange gain (loss)	(11,179)	(1,958)	8,550
Other income, net	19,198	9,108	9,915
Income (loss) before income taxes	$19,807	$(52,876)	$(36,474)

Capital expenditures
Agricultural	$15,770	$15,392	$16,260
Earthmoving/construction	19,889	15,282	22,028
Consumer	3,334	2,453	2,483
Corporate & Unallocated	7	(501)	1,177
	$39,000	$32,626	$41,948

Depreciation & amortization
Agricultural	$26,299	$27,623	$27,888
Earthmoving/construction	23,823	20,307	20,566
Consumer	5,129	5,559	6,145
Corporate & Unallocated	2,367	4,955	5,169
	$57,618	$58,444	$59,768

Total assets
Agricultural	$464,828	$444,783	$439,371
Earthmoving/construction	543,927	537,855	443,879
Consumer	129,994	157,133	140,293
Corporate & Unallocated (a)	112,507	150,341	242,353
	$1,251,256	$1,290,112	$1,265,896

(a)  Unallocated assets included cash of approximately $32 million, $72 million, and $96 million at year-end 2018, 2017, and 2016, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information by geographic area.  Revenues from external customers were determined based on the location of the selling subsidiary.  Geographic information as of and for the years ended December 31, 2018, 2017, and 2016 was as follows (amounts in thousands):

	2018	2017	2016
Net Sales
United States	$711,887	$642,743	$558,278
Europe / CIS	469,322	411,570	354,117
Latin America	271,374	282,692	248,019
Other international	149,825	131,917	105,083
	$1,602,408	$1,468,922	$1,265,497
Long-Lived Assets
United States	$137,410	$151,841	$171,587
Europe / CIS	165,827	176,923	156,505
Latin America	52,393	62,543	68,187
Other international	29,242	29,941	40,922
	$384,872	$421,248	$437,201

29. EARNINGS PER SHARE

Earnings per share for 2018, 2017, and 2016 were as follows (amounts in thousands, except per share data):

	2018	2017	2016
Net income (loss) attributable to Titan	$16,087	$(60,042)	$(37,605)
Redemption value adjustment	(12,207)	(6,393)	(9,556)
Net loss applicable to common shareholders	$3,880	$(66,435)	$(47,161)
Determination of Shares:
Weighted average shares outstanding (basic)	59,820	59,340	53,916
Effect of stock options/trusts	89	—	—
Weighted average shares outstanding (diluted)	59,909	59,340	53,916
Earnings per share:
Basic and Diluted	$0.06	$(1.12)	$(0.87)

The effect of stock options/trusts and convertible notes has been excluded for 2017, and 2016, as the effect would have been antidilutive. The weighted average share amount excluded for stock options/trusts was 0.2 million, and 0.3 million for 2017 and 2016, respectively. The effect of convertible notes has been excluded for 2017 and 2016, as the effect would have been antidilutive. The weighted average share amount excluded for convertible notes was 0.0 million for 2017 and 5.6 million for 2016.

30. SUPPLEMENTARY DATA – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(All amounts in thousands, except per share data)

Quarter ended	March 31	June 30	September 30	December 31	Year ended December 31
2018
Net sales	$425,382	$428,904	$384,719	$363,403	$1,602,408
Gross profit	59,561	58,312	43,704	36,689	198,266
Net income (loss)	15,968	8,476	2,678	(14,077)	13,045
Net income (loss) attributable to Titan	17,647	8,436	2,295	(12,291)	16,087
Per share amounts:
Basic	.26	.06	(.03)	(.23)	.06
Diluted	.26	.06	(.03)	(.23)	.06
2017
Net sales	$357,501	$364,399	$370,988	$376,034	$1,468,922
Gross profit	40,201	44,020	40,137	35,953	160,311
Net loss	(10,585)	(6,537)	(11,218)	(35,739)	(64,079)
Net loss attributable to Titan	(11,453)	(6,293)	(12,018)	(30,278)	(60,042)
Per share amounts:
Basic	(.18)	(.17)	(.22)	(.55)	(1.12)
Diluted	(.18)	(.17)	(.22)	(.55)	(1.12)

31. SUBSEQUENT EVENTS

On February 11, 2019, the Company entered into a definitive agreement (the "Agreement") with an affiliate of RDIF relating to the put option that was exercised by RDIF in November of 2018. The Agreement provides, among other things, that in full satisfaction of the put option, within ten business days following the date of the Agreement, Titan will pay to RDIF $25 million in cash and, subject to the completion of regulatory approval, will issue to RDIF in a private placement $25 million in shares of restricted Titan common stock, with RDIF being required to hold such shares for three years from the date of the definitive agreement. Immediately following the closing, RDIF will continue to own the same interest in Voltyre-Prom, subject to the terms of the Agreement and the Shareholders’ Agreement. Titan has retained the right to buy back the Titan shares from RDIF for $25 million during such three-year period and, if the stock buyback is consummated within one year, at the time of such buyback RDIF would be required to convey to Titan, based on current ownership, a 10.71% interest in Voltyre-Prom, resulting in RDIF reducing its interest in Voltyre-Prom from 35.71% to 25%. The transaction closed on February 22, 2019. Under the terms of the definitive agreement, in full satisfaction of the previously announced settlement put option that was exercised by RDIF, Titan paid to RDIF $25 million in cash at the closing of the transaction, and agreed, subject to the completion of regulatory approval, to issue to RDIF in a private placement 4,032,259 shares of restricted Titan common stock.

On February 26, 2019, the Company announced that it is evaluating strategic alternatives with respect to Italtractor ITM S.p.A. (“ITM”), one of the Company’s subsidiaries that designs and produces steel track and undercarriages for the construction, mining and agricultural markets. Titan’s Board of Directors has engaged advisors to assist in carrying out this evaluation.
There can be no assurance that the Company’s Board of Directors will determine to pursue a transaction involving ITM, or that this evaluation will result in any strategic alternatives being announced or consummated.

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

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$588,080	$1,263,589	$(249,261)	$1,602,408
Cost of sales	(512)	505,883	1,148,032	(249,261)	1,404,142
Gross profit	512	82,197	115,557	—	198,266
Selling, general, and administrative expenses	4,957	54,612	75,220	—	134,789
Research and development expenses	1,113	3,733	6,300	—	11,146
Royalty expense	2,128	4,026	3,933	—	10,087
(Loss) income from operations	(7,686)	19,826	30,104	—	42,244
Interest expense	(27,299)	—	(3,157)	—	(30,456)
Intercompany interest income (expense)	2,517	3,695	(6,212)	—	—
Foreign exchange loss	—	(653)	(10,526)	—	(11,179)
Other income (expense)	12,720	(476)	6,954	—	19,198
(Loss) income before income taxes	(19,748)	22,392	17,163	—	19,807
(Benefit) provision for income taxes	(10,802)	9,754	7,810	—	6,762
Equity in earnings (loss) of subsidiaries	21,994	—	(2,008)	(19,986)	—
Net income (loss)	13,048	12,638	7,345	(19,986)	13,045
Net loss noncontrolling interests	—	—	(3,042)	—	(3,042)
Net income (loss) attributable to Titan	$13,048	$12,638	$10,387	$(19,986)	$16,087

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$567,830	$901,092	$—	$1,468,922
Cost of sales	362	494,775	803,557	—	1,298,694
Asset impairment	—	—	9,917	—	9,917
Gross (loss) profit	(362)	73,055	87,618	—	160,311
Selling, general, and administrative expenses	14,218	59,769	76,689	—	150,676
Research and development expenses	—	3,685	6,617	—	10,302
Royalty expense	1,178	5,703	3,603	—	10,484
(Loss) income from operations	(15,758)	3,898	709	—	(11,151)
Interest expense	(29,182)	—	(1,047)	—	(30,229)
Loss on note repurchase	(18,646)	—	—	—	(18,646)
Intercompany interest income (expense)	2,412	3,937	(6,349)	—	—
Foreign exchange loss	(2)	(100)	(1,856)	—	(1,958)
Other income (loss)	4,623	(1,342)	5,827	—	9,108
(Loss) income before income taxes	(56,553)	6,393	(2,716)	—	(52,876)
(Benefit) provision for income taxes	(1,446)	4,173	8,476	—	11,203
Equity in (loss) earnings of subsidiaries	(8,972)	—	(8,400)	17,372	—
Net (loss) income	(64,079)	2,220	(19,592)	17,372	(64,079)
Net loss noncontrolling interests	—	—	(4,037)	—	(4,037)
Net (loss) income attributable to Titan	$(64,079)	$2,220	$(15,555)	$17,372	$(60,042)

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$498,390	$767,107	$—	$1,265,497
Cost of sales	759	430,935	692,388	—	1,124,082
Gross (loss) profit	(759)	67,455	74,719	—	141,415
Selling, general, and administrative expenses	11,394	66,815	66,779	—	144,988
Research and development expenses	—	2,876	7,095	—	9,971
Royalty expense	667	4,866	3,323	—	8,856
Loss from operations	(12,820)	(7,102)	(2,478)	—	(22,400)
Interest expense	(32,208)	—	(331)	—	(32,539)
Intercompany interest income (expense)	1,781	3,525	(5,306)	—	—
Foreign exchange gain	—	298	8,252	—	8,550
Other income (loss)	2,503	(1,590)	9,002	—	9,915
(Loss) income before income taxes	(40,744)	(4,869)	9,139	—	(36,474)
(Benefit) provision for income taxes	(64)	30	3,315	—	3,281
Equity in earnings (loss) of subsidiaries	924	—	(6,689)	5,765	—
Net (loss) income	(39,756)	(4,899)	(865)	5,765	(39,755)
Net loss noncontrolling interests	—	—	(2,150)	—	(2,150)
Net (loss) income attributable to Titan	$(39,756)	$(4,899)	$1,285	$5,765	$(37,605)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$13,048	$12,638	$7,345	$(19,986)	$13,045
Currency translation adjustment, net	(41,966)	—	(41,966)	41,966	(41,966)
Pension liability adjustments, net of tax	(3,650)	(3,765)	115	3,650	(3,650)
Comprehensive (loss) income	(32,568)	8,873	(34,506)	25,630	(32,571)
Net comprehensive loss attributable to noncontrolling interests	—	—	(6,488)	—	(6,488)
Comprehensive (loss) income attributable to Titan	$(32,568)	$8,873	$(28,018)	$25,630	$(26,083)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(64,079)	$2,220	$(19,592)	$17,372	$(64,079)
Currency translation adjustment, net	30,818	—	30,818	(30,818)	30,818
Pension liability adjustments, net of tax	1,523	1,807	(284)	(1,523)	1,523
Comprehensive (loss) income	(31,738)	4,027	10,942	(14,969)	(31,738)
Net comprehensive loss attributable to noncontrolling interests	—	—	(2,898)	—	(2,898)
Comprehensive (loss) income attributable to Titan	$(31,738)	$4,027	$13,840	$(14,969)	$(28,840)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(39,756)	$(4,899)	$(865)	$5,765	$(39,755)
Currency translation adjustment, net	5,857	—	5,857	(5,857)	5,857
Pension liability adjustments, net of tax	1,071	1,680	(609)	(1,071)	1,071
Comprehensive (loss) income	(32,828)	(3,219)	4,383	(1,163)	(32,827)
Net comprehensive income attributable to noncontrolling interests	—	—	5,305	—	5,305
Comprehensive (loss) income attributable to Titan	$(32,828)	$(3,219)	$(922)	$(1,163)	$(38,132)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$23,630	$4	$58,051	$—	$81,685
Accounts receivable	—	—	241,832	—	241,832
Inventories	—	68,858	326,877	—	395,735
Prepaid and other current assets	3,853	18,845	37,531	—	60,229
Total current assets	27,483	87,707	664,291	—	779,481
Property, plant, and equipment, net	12,493	98,856	273,523	—	384,872
Investment in subsidiaries	749,645	—	66,308	(815,953)	—
Other long-term assets	6,268	944	79,691	—	86,903
Total assets	$795,889	$187,507	$1,083,813	$(815,953)	$1,251,256
Liabilities and Stockholders’ Equity
Short-term debt	$419	$—	$51,466	$—	$51,885
Accounts payable	1,447	29,922	180,760	—	212,129
Other current liabilities	22,065	20,051	68,938	—	111,054
Total current liabilities	23,931	49,973	301,164	—	375,068
Long-term debt	396,700	—	12,872	—	409,572
Other long-term liabilities	9,268	17,521	49,917	—	76,706
Intercompany accounts	77,363	(390,382)	313,019	—	—
Redeemable noncontrolling interest	—	—	119,813	—	119,813
Titan stockholders' equity	288,627	510,395	295,979	(815,953)	279,048
Noncontrolling interests	—	—	(8,951)	—	(8,951)
Total liabilities and stockholders’ equity	$795,889	$187,507	$1,083,813	$(815,953)	$1,251,256

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$59,740	$13	$83,817	$—	$143,570
Accounts receivable	—	54,009	172,694	—	226,703
Inventories	—	96,036	243,800	—	339,836
Prepaid and other current assets	17,789	20,917	34,378	—	73,084
Total current assets	77,529	170,975	534,689	—	783,193
Property, plant, and equipment, net	2,466	110,470	308,312	—	421,248
Investment in subsidiaries	766,777	—	74,003	(840,780)	—
Other long-term assets	6,389	967	78,315	—	85,671
Total assets	$853,161	$282,412	$995,319	$(840,780)	$1,290,112
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$43,651	$—	$43,651
Accounts payable	4,258	20,787	170,452	—	195,497
Other current liabilities	38,495	30,170	65,109	—	133,774
Total current liabilities	42,753	50,957	279,212	—	372,922
Long-term debt	394,284	—	12,887	—	407,171
Other long-term liabilities	11,544	16,458	58,740	—	86,742
Intercompany accounts	75,103	(286,525)	211,422	—	—
Redeemable noncontrolling interest	—	—	113,193	—	113,193
Titan stockholders’ equity	329,477	501,522	330,710	(840,780)	320,929
Noncontrolling interests	—	—	(10,845)	—	(10,845)
Total liabilities and stockholders’ equity	$853,161	$282,412	$995,319	$(840,780)	$1,290,112

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(34,764)	$6,143	$(7,555)	$(36,176)
Cash flows from investing activities:
Capital expenditures	(939)	(6,174)	(31,887)	(39,000)
Other, net	794	22	1,253	2,069
Net cash provided by (used for) investing activities	(145)	(6,152)	(30,634)	(36,931)
Cash flows from financing activities:
Proceeds from borrowings	—	—	57,294	57,294
Payment on debt	—	—	(38,557)	(38,557)
Dividends paid	(1,201)	—	—	(1,201)
Net cash provided by (used for) financing activities	(1,201)	—	18,737	17,536
Effect of exchange rate change on cash	—	—	(6,314)	(6,314)
Net increase (decrease) in cash and cash equivalents	(36,110)	(9)	(25,766)	(61,885)
Cash and cash equivalents, beginning of period	59,740	13	83,817	143,570
Cash and cash equivalents, end of period	$23,630	$4	$58,051	$81,685

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(49,856)	$7,235	$41,332	$(1,289)
Cash flows from investing activities:
Capital expenditures	(830)	(7,620)	(24,176)	(32,626)
Certificates of deposit	50,000	—	—	50,000
Other, net	—	389	604	993
Net cash provided by (used for) investing activities	49,170	(7,231)	(23,572)	18,367
Cash flows from financing activities:
Proceeds from borrowings	394,191	—	53,448	447,639
Repurchase of senior notes	(415,395)	—	—	(415,395)
Payment on debt	(3,393)	—	(51,767)	(55,160)
Dividends paid	(1,167)	—	—	(1,167)
Net cash provided by (used for) financing activities	(25,764)	—	1,681	(24,083)
Effect of exchange rate change on cash	—	—	2,748	2,748
Net increase (decrease) in cash and cash equivalents	(26,450)	4	22,189	(4,257)
Cash and cash equivalents, beginning of period	86,190	9	61,628	147,827
Cash and cash equivalents, end of period	$59,740	$13	$83,817	$143,570

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2016
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$(3,193)	$8,035	$38,658	$43,500
Cash flows from investing activities:
Capital expenditures	(1,937)	(8,444)	(31,567)	(41,948)
Increase in restricted cash deposits	(50,000)	—	—	(50,000)
Other, net	—	414	1,808	2,222
Net cash used for investing activities	(51,937)	(8,030)	(29,759)	(89,726)
Cash flows from financing activities:
Proceeds from borrowings	—	—	17,285	17,285
Payment on debt	—	—	(22,634)	(22,634)
Dividends paid	(1,081)	—	—	(1,081)
Net cash used for financing activities	(1,081)	—	(5,349)	(6,430)
Effect of exchange rate change on cash	—	—	295	295
Net increase (decrease) in cash and cash equivalents	(56,211)	5	3,845	(52,361)
Cash and cash equivalents, beginning of period	142,401	4	57,783	200,188
Cash and cash equivalents, end of period	$86,190	$9	$61,628	$147,827

TITAN INTERNATIONAL, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Description	Balance at beginning of year	Additions to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2018
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$2,974	$541	$(111)	$3,404

Year ended December 31, 2017
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$3,344	$(362)	$(8)	$2,974

Year ended December 31, 2016
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$4,527	$224	$(1,407)	$3,344

S- 1