Form 10-Q
period 2019-03-31
TITAN INTERNATIONAL INC
filed 2019-05-03
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: March 31, 2019
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

Indicate the number of shares of Titan International, Inc. outstanding: 60,000,370 shares of common stock, $0.0001 par value, as of April 25, 2019.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended
	March 31,
	2019	2018

Net sales	$410,374	$425,382
Cost of sales	365,110	365,821
Gross profit	45,264	59,561
Selling, general and administrative expenses	35,905	34,639
Research and development expenses	2,617	2,877
Royalty expense	2,606	2,663
Income from operations	4,136	19,382
Interest expense	(7,933)	(7,518)
Foreign exchange gain (loss)	5,723	(4,432)
Other income	996	7,750
Income before income taxes	2,922	15,182
Provision (benefit) for income taxes	1,915	(786)
Net income	1,007	15,968
Net loss attributable to noncontrolling interests	(970)	(1,679)
Net income attributable to Titan	1,977	17,647
Redemption value adjustment	(776)	(2,343)
Net income applicable to common shareholders	$1,201	$15,304

Earnings per common share:
Basic	$0.02	$0.26
Diluted	$0.02	$0.26
Average common shares and equivalents outstanding:
Basic	59,946	59,711
Diluted	59,946	59,876

Dividends declared per common share:	$0.005	$0.005

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	March 31,
	2019	2018
Net income	$1,007	$15,968
Currency translation adjustment	(4,379)	8,062
Pension liability adjustments, net of tax of $122 and $(54), respectively	466	883
Comprehensive (loss) income	(2,906)	24,913
Net comprehensive loss attributable to redeemable and noncontrolling interests	(68)	(1,040)
Comprehensive (loss) income attributable to Titan	$(2,838)	$25,953

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	March 31, 2019	December 31, 2018

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$68,315	$81,685
Accounts receivable, net	295,333	241,832
Inventories	412,238	395,735
Prepaid and other current assets	61,587	60,229
Total current assets	837,473	779,481
Property, plant and equipment, net	378,684	384,872
Operating lease assets	23,701	—
Deferred income taxes	4,252	2,874
Other assets	81,146	84,029
Total assets	$1,325,256	$1,251,256

Liabilities
Current liabilities
Short-term debt	$66,347	$51,885
Accounts payable	250,918	212,129
Other current liabilities	121,979	111,054
Total current liabilities	439,244	375,068
Long-term debt	432,762	409,572
Deferred income taxes	9,627	9,416
Other long-term liabilities	83,152	67,290
Total liabilities	964,785	861,346

Redeemable noncontrolling interest	70,800	119,813

Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 60,715,356 issued at March 31, 2019 and December 31, 2018)	—	—
Additional paid-in capital	528,305	519,498
Retained deficit	(23,026)	(29,048)
Treasury stock (at cost, 768,969 and 798,383 shares, respectively)	(7,567)	(7,831)
Accumulated other comprehensive loss	(213,319)	(203,571)
Total Titan shareholders’ equity	284,393	279,048
Noncontrolling interests	5,278	(8,951)
Total equity	289,671	270,097
Total liabilities and equity	$1,325,256	$1,251,256

 See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Stock reserved for deferred compensation	Accumulated other comprehensive (loss) income	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2018	59,800,559	$531,708	$(44,022)	$(8,606)	$(1,075)	$(157,076)	$320,929	$(10,845)	$310,084
Net income (loss) *			17,647				17,647	(1,164)	16,483
Currency translation adjustment, net *						7,423	7,423	291	7,714
Pension liability adjustments, net of tax						883	883		883
Dividends declared			(299)				(299)		(299)
Accounting standards adoption			88				88	35	123
Redemption value adjustment		(2,343)					(2,343)		(2,343)
Stock-based compensation		73					73		73
VIE contributions							—	476	476
Issuance of treasury stock under 401(k) plan	10,211	42		91			133		133
Balance March 31, 2018	59,810,770	$529,480	$(26,586)	$(8,515)	$(1,075)	$(148,770)	$344,534	$(11,207)	$333,327
* Net income (loss) excludes $(515) of net loss attributable to redeemable noncontrolling interest. Currency translation adjustment excludes $348 of currency translation related to redeemable noncontrolling interest.

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Stock reserved for deferred compensation	Accumulated other comprehensive (loss) income	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2019	59,916,973	$519,498	$(29,048)	$(7,831)	$—	$(203,571)	$279,048	$(8,951)	$270,097
Net income (loss) *			1,977				1,977	(636)	1,341
Currency translation adjustment, net *						(5,281)	(5,281)	474	(4,807)
Pension liability adjustments, net of tax						466	466		466
Dividends declared			(301)				(301)		(301)
Accounting standards adoption			4,346			(4,933)	(587)		(587)
Redeemable noncontrolling interest activity		9,437					9,437	15,445	24,882
Redemption value adjustment		(776)					(776)		(776)
Stock-based compensation		269					269		269
VIE distributions							—	(1,054)	(1,054)
Issuance of treasury stock under 401(k) plan	29,414	(123)		264			141		141
Balance March 31, 2019	59,946,387	$528,305	$(23,026)	$(7,567)	$—	$(213,319)	$284,393	$5,278	$289,671

* Net income (loss) excludes $(334) of net loss attributable to redeemable noncontrolling interest. Currency translation adjustment excludes $428 of currency translation related to redeemable noncontrolling interest.
See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2019	2018
Net income	$1,007	$15,968
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	14,673	15,330
Deferred income tax (benefit) provision	(1,366)	2,510
Stock-based compensation	269	73
Issuance of treasury stock under 401(k) plan	141	133
Foreign currency translation (gain) loss	(6,695)	3,769
(Increase) decrease in assets:
Accounts receivable	(53,083)	(65,854)
Inventories	(17,557)	(26,115)
Prepaid and other current assets	(1,611)	(2,142)
Other assets	3,152	(1,030)
Increase (decrease) in liabilities:
Accounts payable	39,370	29,793
Other current liabilities	4,538	(4,421)
Other liabilities	1,543	(3,697)
Net cash used for operating activities	(15,619)	(35,683)
Cash flows from investing activities:
Capital expenditures	(9,453)	(7,807)
Payment related to redeemable noncontrolling interest agreement	(25,000)	—
Other	194	794
Net cash used for investing activities	(34,259)	(7,013)
Cash flows from financing activities:
Proceeds from borrowings	52,398	16,480
Payment on debt	(15,357)	(5,720)
Dividends paid	(301)	(299)
Net cash provided by financing activities	36,740	10,461
Effect of exchange rate changes on cash	(232)	1,094
Net decrease in cash and cash equivalents	(13,370)	(31,141)
Cash and cash equivalents, beginning of period	81,685	143,570
Cash and cash equivalents, end of period	$68,315	$112,429

Supplemental information:
Interest paid	$1,199	$792
Income taxes paid, net of refunds received	$1,314	$2,508

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Titan International, Inc. and its subsidiaries (Titan or the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of March 31, 2019, and the results of operations and cash flows for the three months ended March 31, 2019 and 2018, and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 7, 2019 (the 2018 Form 10-K). All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.50% senior secured notes due 2023 (senior secured notes) were carried at a cost of $395.3 million at March 31, 2019. The fair value of the senior secured notes at March 31, 2019, as obtained through an independent pricing source, was approximately $366.8 million.

Cash dividends
The Company declared cash dividends of $0.005 per share of common stock for each of the quarters ended March 31, 2019 and 2018, respectively. The first quarter 2019 cash dividend of $0.005 per share of common stock was paid on April 15, 2019, to shareholders of record on March 29, 2019.

New accounting standards:

Adoption of new accounting standards
On January 1, 2019, the Company adopted Accounting Standards Update (ASU) No. 2016-02, "Leases (Topic 842)" (New Lease Standard) to increase transparency and comparability among entities by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements. Titan elected the modified retrospective with cumulative effect transition approach to adopt the New Lease Standard and thus will not restate its comparative periods in the year of transition. The Company adopted the practical expedients of the New Lease Standard which include (i) not reassessing whether expired or existing contracts contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not revaluing initial direct costs for existing leases. The Company did not elect the hindsight practical expedient. The adoption of this standard resulted in the recognition of operating lease right-of-use assets and corresponding lease liabilities on the Condensed Consolidated Balance Sheet, which resulted in a net credit adjustment to retained earnings as of January 1, 2019, of $0.6 million. The New Lease Standard did not materially impact operating results or liquidity. Further disclosures related to the New Lease Standard are included in Note 10, Leases.

The Company adopted ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" effective January 1, 2019. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act (TCJA). Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 TCJA and improve the usefulness of information reported to financial statement users. As a result of adopting this standard, the Company recorded a $4.9 million reclassification to decrease accumulated other comprehensive income and increase retained earnings as of January 1, 2019.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers" (the New Revenue Standard), effective January 1, 2018, using the modified retrospective approach which requires the recognition of the cumulative effect of initially applying the standard as an adjustment to opening retained earnings for the fiscal year beginning January 1, 2018. The adoption of the New Revenue Standard resulted in the recognition of an immaterial cumulative adjustment to opening retained earnings as of January 1, 2018, and had an immaterial effect on the Company’s financial position and results of operations. Results for reporting periods beginning after January 1, 2018, are presented under the New Revenue Standard, which prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Titan recognizes revenue when the performance obligations specified in the Company's contracts have been satisfied. Titan's contracts typically contain a single performance obligation that is fulfilled on the date of delivery based on shipping terms stipulated in the contract. The impact on net sales was immaterial and the disaggregation of revenues, which is according to the major markets the Company serves, has not changed from how it is presented in Note 18, Segment Information in Item 1 of this Form 10-Q.

The Company adopted ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" on January 1, 2018, using the retrospective transition method. This standard changed the presentation of net periodic pension and postretirement benefit cost (net benefit cost) within the Condensed Consolidated Statement of Operations. Under the previous guidance, net benefit cost was reported as an employee cost within operating income. The amendment requires the bifurcation of net benefit cost, with the service cost component to be presented with other employee compensation costs in operating income, while the other components will be reported separately outside of income from operations.

The Company early-adopted ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," effective September 30, 2018, using the retrospective approach. ASU 2018-15 requires a customer in a hosting arrangement that is a service contract to apply the guidance on internal-use software to determine which implementation costs to recognize as an asset and which costs to expense. Costs to develop or obtain internal-use software that cannot be capitalized under Subtopic 350-40, such as training costs and certain data conversion costs, also cannot be capitalized for a hosting arrangement that is a service contract. The amendments in this update require a customer in a hosting arrangement that is a service contract to determine whether an implementation activity relates to the preliminary project stage, the application development stage, or the post-implementation stage. Costs for implementation activities in the application development stage will be capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages will be expensed. As a result of the adoption of this accounting standard, the Company capitalized an aggregate of $7.4 million of implementation costs for the year ended December 31, 2018, from selling, general and administration in the Condensed Consolidated Statement of Operations to other assets in the Condensed Consolidated Balance Sheets.

In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." This ASU updates the income tax accounting in US GAAP to reflect the SEC's interpretive guidance released on December 22, 2017, when the 2017 TCJA was enacted.

In May 2017, the FASB issued ASU No. 2017-09, "Stock Compensation (Topic 718): Scope of Modification Accounting." This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Disclosure requirements under Topic 718 remain unchanged. The Company adopted ASU 2017-09 effective January 1, 2018. The adoption of this guidance did not have a material effect on the Company's condensed consolidated financial statements; no changes were made to the terms or conditions of share-based payments.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The Company adopted this guidance effective January 1, 2018, with no resulting changes to the Company's condensed consolidated financial statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accounting standards issued but not yet adopted

In August 2018, the FASB issued ASU No. 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments in this update are effective for fiscal years beginning after December 15, 2019. The adoption of this guidance is not expected to have a material effect on the Company's condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this update are effective for fiscal years ending after December 15, 2020. The adoption of this guidance is not expected to have a material effect on the Company's condensed consolidated financial statements.

2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of the dates set forth below (amounts in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable	$299,185	$245,236
Allowance for doubtful accounts	(3,852)	(3,404)
Accounts receivable, net	$295,333	$241,832

Accounts receivable are reduced by an estimated allowance for doubtful accounts, which is based on known risks and historical losses.

3. INVENTORIES

Inventories consisted of the following as of the dates set forth below (amounts in thousands):

	March 31, 2019	December 31, 2018
Raw material	$112,438	$110,806
Work-in-process	64,061	55,543
Finished goods	235,739	229,386
	$412,238	$395,735

Inventories are valued at the lower of cost or net realizable value. Net realizable value is estimated based on current selling prices. Inventory costs are calculated using the first-in, first-out (FIFO) method or average cost method. Estimated provisions are established for slow-moving and obsolete inventory.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of the dates set forth below (amounts in thousands):

	March 31, 2019	December 31, 2018
Land and improvements	$43,702	$43,562
Buildings and improvements	257,443	255,451
Machinery and equipment	594,064	592,932
Tools, dies and molds	109,373	109,537
Construction-in-process	17,958	18,867
	1,022,540	1,020,349
Less accumulated depreciation	(643,856)	(635,477)
	$378,684	$384,872

Depreciation on property, plant and equipment for the three months ended March 31, 2019 and 2018, totaled $13.8 million and $14.4 million, respectively.

5. INTANGIBLE ASSETS

The components of intangible assets consisted of the following as of the dates set forth below (amounts in thousands):

	Weighted Average Useful Lives (in years) March 31, 2019	March 31, 2019	December 31, 2018
Amortizable intangible assets:
Customer relationships	8.4	$12,801	$12,967
Patents, trademarks and other	7.6	11,149	11,356
Total at cost		23,950	24,323
Less accumulated amortization		(12,621)	(12,676)
		$11,329	$11,647

Amortization related to intangible assets for the three months ended March 31, 2019 and 2018, totaled $0.5 million and $0.7 million, respectively. Intangible assets are included as a component of other assets in the Condensed Consolidated Balance Sheet.

The estimated aggregate amortization expense at March 31, 2019, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

April 1 - December 31, 2019	$2,139
2020	2,060
2021	1,104
2022	998
2023	998
Thereafter	4,030
$11,329

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. WARRANTY

Changes in the warranty liability consisted of the following (amounts in thousands):

	2019	2018
Warranty liability, January 1	$16,327	$18,612
Provision for warranty liabilities	1,714	1,898
Warranty payments made	(1,795)	(1,336)
Warranty liability, March 31	$16,246	$19,174

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

7. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following as of the dates set forth below (amounts in thousands):

	March 31, 2019
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(4,687)	$395,313
Titan Europe credit facilities	36,739	—	36,739
Revolving credit facility	25,000	—	25,000
Other debt	39,343	—	39,343
Capital leases	2,714	—	2,714
Total debt	503,796	(4,687)	499,109
Less amounts due within one year	66,347	—	66,347
Total long-term debt	$437,449	$(4,687)	$432,762

	December 31, 2018
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(4,897)	$395,103
Titan Europe credit facilities	35,115	—	35,115
Other debt	28,429	—	28,429
Capital leases	2,810	—	2,810
Total debt	466,354	(4,897)	461,457
Less amounts due within one year	51,885	—	51,885
Total long-term debt	$414,469	$(4,897)	$409,572

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Aggregate principal maturities of long-term debt at March 31, 2019, for each of the years (or other periods) set forth below were as follows (amounts in thousands):

April 1 - December 31, 2019	$56,936
2020	13,538
2021	4,547
2022	26,970
2023	400,889
Thereafter	916
$503,796

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

Titan Europe credit facilities
The Titan Europe credit facilities contain borrowings from various institutions totaling $36.7 million in aggregate principal amount at March 31, 2019. Maturity dates on this debt range from less than one year to nine years. The Titan Europe facilities are secured by the assets of Titan's subsidiaries in Italy, Spain, Germany, and Brazil.

Revolving credit facility
The Company has a $75 million revolving credit facility (credit facility) with agent BMO Harris Bank N.A. and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and is scheduled to mature in February 2022. From time to time Titan's availability under this credit facility may be less than $75 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At March 31, 2019, under the credit facility there were $25.0 million in borrowings, a $10.3 million letter of credit, and the amount available totaled $39.7 million.

Other debt
The Company has working capital loans at Titan Pneus do Brasil Ltda and Voltyre-Prom at various interest rates, which totaled $8.1 million and $28.3 million at March 31, 2019, respectively. Maturity dates on this debt range from less than one year to three years.

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is recorded as an offset to currency exchange gain/loss. For the three months ended March 31, 2019 and March 31, 2018, the Company recorded currency exchange loss related to these derivatives of $0.1 million and $0.3 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. REDEEMABLE NONCONTROLLING INTEREST

The Company, in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF), owns all of the equity interests in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia. The Company is party to a shareholders' agreement with OEP and RDIF (Shareholders' Agreement) which was entered into in connection with the acquisition of Voltyre-Prom. The agreement contains a settlement put option which was exercisable during a six-month period beginning July 9, 2018. The settlement put option would require Titan to purchase the equity interests from OEP and RDIF in Voltyre-Prom with cash or Titan common stock, at a value set by the agreement. The value set by the agreement is the greater of: the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8%, or the last twelve months of EBITDA multiplied by 5.5 less net debt times the selling party's ownership percentage.

On November 14, 2018, the Company received notification of exercise of the put option from RDIF. On February 11, 2019, the Company entered into a definitive agreement (the "Agreement") with an affiliate of RDIF relating to the put option that was exercised by RDIF. The Agreement provides, among other things, that in full satisfaction of the put option, within ten business days following the date of the Agreement, Titan would pay to RDIF $25 million in cash and, subject to the completion of regulatory approval, will issue to RDIF in a private placement $25 million in shares of restricted Titan common stock, with RDIF being required to hold such shares for three years from the date of the Agreement. Immediately following the closing, RDIF continued to own the same interest in Voltyre-Prom, subject to the terms of the Agreement and the Shareholders’ Agreement. Titan has retained the right to buy back the Titan shares from RDIF for $25 million during such three-year period and, if the stock buyback is consummated within one year, at the time of such buyback, RDIF would be required to convey to Titan, based on current ownership, a 10.71% interest in Voltyre-Prom, resulting in RDIF reducing its interest in Voltyre-Prom from 35.71% to 25%. The transaction closed on February 22, 2019. Under the terms of the Agreement, in full satisfaction of the settlement put option that was exercised by RDIF, Titan paid to RDIF $25 million in cash at the closing of the transaction, and agreed, subject to the completion of regulatory approval, to issue to RDIF in a private placement 4,032,259 shares of restricted Titan common stock. Due to pending regulatory approval, the issuance of the shares of restricted Titan common stock pursuant to the agreement was not completed as of March 31, 2019.

On January 8, 2019, the Company received notification of exercise of the put option from OEP. As of March 31, 2019, Titan had not paid any amounts, or issued any shares, to OEP in satisfaction of its obligations under the put option.

As of March 31, 2019, the value of the redeemable noncontrolling interest held by OEP was recorded at the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8%. The redeemable noncontrolling interest held by RDIF was recorded at $25 million, the value of the shares of restricted stock to be issued.

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
The following is a reconciliation of redeemable noncontrolling interest as of March 31, 2019 and 2018 (amounts in thousands):

	2019	2018
Balance at January 1	$119,813	$113,193
Reclassification as a result of Agreement regarding put option	(49,883)	—
Loss attributable to redeemable noncontrolling interest	(334)	(515)
Currency translation	428	348
Redemption value adjustment	776	2,343
Balance at March 31	$70,800	$115,369

This obligation approximates the cost to the Company if all remaining equity interests in the consortium were purchased by the Company on March 31, 2019, and is presented in the Condensed Consolidated Balance Sheet in redeemable noncontrolling interest, which is treated as mezzanine equity.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. LEASES

The Company leases certain buildings and equipment under both operating and finance leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance, and insurance by the Company. Under ASC 842, the Company made an accounting policy election, by class of underlying asset, not to separate non-lease components such as those previously stated, from lease components and instead will treat the lease agreement as a single lease component for all asset classes. Operating right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent Titan's obligations to make lease payments arising from the lease. The majority of Titan's leases are operating leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of Titan's leases do not provide an implicit rate, the Company used its incremental borrowing rate (6.79%), based on the information available at the lease commencement date, in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and selling, general and administrative expense on the Condensed Consolidated Statement of Operations. Amortization and interest expense associated with finance leases are included in cost of sales and selling, general and administrative expense and interest expense, respectively, on the Condensed Consolidated Statement of Operations. Short-term operating leases, which have an initial term of twelve months or less, are not recorded on the balance sheet.

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	March 31, 2019
Operating lease ROU assets	Operating lease assets	$23,701

Operating lease current liabilities	Other current liabilities	$7,129
Operating lease long-term liabilities	Other long-term liabilities	16,830
Total operating lease liabilities		$23,959

Finance lease, gross	Property, plant & equipment, net	$3,350
Finance lease accumulated depreciation	Property, plant & equipment, net	(396)
Finance lease, net		$2,954

Finance lease current liabilities	Other current liabilities	$626
Finance lease long-term liabilities	Long-term debt	2,088
Total finance lease liabilities		$2,714

At March 31, 2019, maturity of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
April 1 - December 31, 2019	$6,288	$1,246
2020	5,983	803
2021	4,557	688
2022	3,267	588
2023	2,079	388
Thereafter	3,840	136
Total lease payments	$26,014	$3,849
Less imputed interest	2,055	1,135
	$23,959	$2,714

Weighted Average Remaining Lease Term (in years)	2.1	1.4

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Supplemental cash flow information related to leases for the quarter ended March 31, 2019 was as follows: operating cash flows from operating leases were $2.5 million and operating cash flows from finance leases were $0.5 million.

11. EMPLOYEE BENEFIT PLANS
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $0.4 million to the pension plans during the three months ended March 31, 2019, and expects to contribute approximately $2.3 million to the pension plans during the remainder of 2019.

The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended
	March 31,
	2019	2018
Service cost	$225	$137
Interest cost	1,123	1,083
Expected return on assets	(1,189)	(1,492)
Amortization of unrecognized prior service cost	56	50
Amortization of net unrecognized loss	765	676
Net periodic pension cost	$980	$454

Service cost is recorded as cost of sales in the Condensed Consolidated Statement of Operations while all other components are recorded in other income.

12. VARIABLE INTEREST ENTITIES

The Company holds a variable interest in three joint ventures for which the Company is the primary beneficiary. Two of the joint ventures operate distribution facilities that primarily distribute mining products. Titan is the 50% owner of one of these distribution facilities, which is located in Canada, and the 40% owner of the other such facility, which is located in Australia. The Company’s variable interests in these two joint ventures relate to sales of Titan product to these entities, consigned inventory, and working capital loans. The third joint venture is the consortium that owns Voltyre-Prom. Titan owns 43% of the consortium owning Voltyre-Prom, which is subject to a shareholders' agreement. See Note 9 for additional information.

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

As the primary beneficiary of these variable interest entities (VIEs), the VIEs’ assets, liabilities, and results of operations are included in the Company’s condensed consolidated financial statements. The other equity holders’ interests are reflected in “Net income (loss) attributable to noncontrolling interests” in the Condensed Consolidated Statements of Operations and “Noncontrolling interests” in the Condensed Consolidated Balance Sheets.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the carrying amount of the entities’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets at March 31, 2019, and December 31, 2018 (amounts in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$12,055	$9,064
Inventory	17,046	12,987
Other current assets	44,970	38,533
Property, plant and equipment, net	28,593	28,057
Other long-term assets	3,348	2,971
Total assets	$106,012	$91,612

Current liabilities	$49,350	$36,246
Other long-term liabilities	5,986	6,353
Total liabilities	$55,336	$42,599

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

	March 31, 2019	December 31, 2018
Investments	$4,017	$3,985
Other current assets	1,248	1,200
Total VIE assets	5,265	5,185
Accounts payable	2,185	2,350
Maximum exposure to loss	$7,450	$7,535

13. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements expires in 2025. The Company also has a trademark license agreement with Goodyear to manufacture and sell certain non-farm tire products in Latin America which expires in June 2019. Royalty expenses recorded were $2.6 million and $2.7 million for the three months ended March 31, 2019 and 2018, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. OTHER INCOME

Other income consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended
	March 31,
	2019	2018
Equity investment income	$875	$1,116
Gain on sale of assets	370	181
Interest income	340	617
Building rental income	255	578
Other (expense) income	(844)	5,258
	$996	$7,750

15. INCOME TAXES

The Company recorded income tax expense (benefit) of $1.9 million and $(0.8) million for the quarters ended March 31, 2019 and 2018, respectively. The Company's effective income tax rate was 66% and (5)% for the quarters ended March 31, 2019 and 2018, respectively.

The Company’s 2019 income tax expense and rate differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the three months ended March 31, 2019.

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

The 2017 TCJA was enacted on December 22, 2017, and included a number of changes in existing tax law impacting businesses, including a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory income tax rate from 35% to 21% effective January 1, 2018.  Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are re-measured at the enacted tax rate. The re-measured U.S. net deferred asset was fully offset by a change in the valuation allowance in 2017. The Company’s net cumulative undistributed foreign earnings were a cumulative loss and therefore no additional income tax expense related to the one-time deemed repatriation toll charge was recorded in 2017.

The 2017 TCJA also created a new requirement that certain income (i.e., global intangible low taxed income, hereinafter referred to as GILTI) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. For 2018 and 2019, the Company has estimated an amount of GILTI income that is included in the calculation of 2018 and 2019 income tax expense. This GILTI income inclusion, however, is fully offset by a change in the valuation allowance.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16. EARNINGS PER SHARE

Earnings per share (EPS) were as follows for the periods presented below (amounts in thousands, except per share data):

	Three months ended
	March 31,
	2019	2018

Net income attributable to Titan	$1,977	$17,647
Redemption value adjustment	(776)	(2,343)
Net income applicable to common shareholders	$1,201	$15,304
Determination of shares:
Weighted average shares outstanding (basic)	59,946	59,711
Effect of stock options/trusts	—	166
Weighted average shares outstanding (diluted)	59,946	59,876
Earnings per share:
Basic and diluted	0.02	0.26

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

At March 31, 2019, two of Titan’s subsidiaries were involved in litigation concerning environmental laws and regulations.

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

The trial occurred in April 2017. On September 5, 2017, the District Court issued an order: (a) concluding Titan Tire and Dico arranged for the disposal of a hazardous substance in violation of 42 U.S.C. § 9607(a); (b) holding Titan Tire and Dico jointly and severally liable for $5.45 million in response costs previously incurred and reported by the United States relating to the alleged violation, including enforcement costs and attorney’s fees; and (c) awarding a declaratory judgment holding Titan Tire and Dico jointly and severally liable for all additional response costs previously incurred but not yet reported or to be incurred in the future, including enforcement costs and attorney’s fees. The District Court also held Dico liable for $5.45 million in punitive damages under 42 U.S.C. § 9607(c)(3) for violating a unilateral administrative order. The punitive damages award does not apply to Titan Tire. The Company accrued a contingent liability of $6.5 million, representing $5.45 million in costs incurred by the United States and $1.05 million of additional response costs, for this order in the quarter ended September 30, 2017. As of March 31, 2019, the $6.5 million remains outstanding.

Titan Tire and Dico appealed the case to the United States Court of Appeals for the Eighth Circuit. On April 11, 2019, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court’s September 5, 2017, order. Dico and Titan Tire will file a petition for rehearing with the U.S. Court of Appeals for the Eighth Circuit, which must be filed by no later than May 26, 2019. While the Company believes it has meritorious arguments, the outcome of this petition cannot be predicted. As a result of the current judgment in favor of the United States, and pursuant to Iowa Code § 624.23, a judgment lien exists over Titan Tire’s real property in the State of Iowa. The United States has agreed, however, that it will take no steps to execute on this judgment lien. In exchange, Titan Tire has obtained a supersedeas bond in the amount of $6.0 million that stays enforcement of the judgment pending the outcome of the appeal and petition.

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
The table below presents information about certain operating results, separated by market segments, for each of the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three months ended
	March 31,
	2019	2018
Net sales
Agricultural	$191,730	$194,166
Earthmoving/construction	176,745	188,733
Consumer	41,899	42,483
	$410,374	$425,382
Gross profit
Agricultural	$22,125	$29,961
Earthmoving/construction	18,170	22,462
Consumer	4,969	7,138
	$45,264	$59,561
Income (loss) from operations
Agricultural	$13,928	$21,321
Earthmoving/construction	5,528	9,953
Consumer	2,121	3,947
Corporate & Unallocated	(17,441)	(15,839)
Income from operations	4,136	19,382

Interest expense	(7,933)	(7,518)
Foreign exchange gain (loss)	5,723	(4,432)
Other income, net	996	7,750
Income before income taxes	$2,922	$15,182

Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	March 31, 2019	December 31, 2018
Total assets
Agricultural	$547,879	$464,828
Earthmoving/construction	557,531	543,927
Consumer	127,232	129,994
Corporate & Unallocated	92,614	112,507
	$1,325,256	$1,251,256

19. FAIR VALUE MEASUREMENTS

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accounting standards for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following as of the dates set forth below (amounts in thousands):

	March 31, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative financial instruments asset	$804	$—	$804	$—	$902	$—	$902	$—

20. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Board of Directors of the Company, Mr. Maurice Taylor. The related party is Mr. Fred Taylor, who is Mr. Maurice Taylor’s brother. The companies with which Mr. Fred Taylor is associated that do business with Titan include the following: Blacksmith OTR, LLC; F.B.T. Enterprises, Inc.; Green Carbon, Inc.; Silverstone, Inc.; and OTR Wheel Engineering, Inc.  Sales of Titan products to these companies were approximately $0.3 million for each of the three months ended March 31, 2019 and 2018. Titan had trade receivables due from these companies of approximately $0.1 million at March 31, 2019, and approximately $0.2 million at December 31, 2018.  Sales commissions paid to the above companies were approximately $0.4 million for the three months ended March 31, 2019, as compared to $0.6 million for the three months ended March 31, 2018.

In July 2013, the Company entered into a Shareholders’ Agreement with OEP and RDIF to acquire Voltyre-Prom. Mr. Richard M. Cashin Jr., a director of the Company, is the President of OEP, which owns 21.4% of the joint venture.  The Shareholders’ Agreement contained a settlement put option which potentially required the Company to purchase equity interests in the joint venture from OEP and RDIF at a value set by the agreement. On January 8, 2019, the Company received notification of exercise of the put option from OEP. See Note 9 for additional information.

21. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following for the periods presented below (amounts in thousands):

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2019	$(175,794)	$(27,777)	$(203,571)
Currency translation adjustments	(5,281)	—	(5,281)
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior service cost, net of tax of $122	—	466	466
Reclassification from AOCI to retained earnings-Adoption of ASU 2018-02	—	(4,933)	(4,933)
Balance at March 31, 2019	$(181,075)	$(32,244)	$(213,319)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

22. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The senior secured notes are guaranteed by the following wholly-owned subsidiaries of the Company: Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois. The note guarantees are full and unconditional, joint and several obligations of the guarantors. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. See the indenture governing the senior secured notes incorporated by reference to the 2018 Form 10-K for additional information. The following condensed consolidating financial statements are presented using the equity method of accounting. Certain sales and marketing expenses recorded by non-guarantor subsidiaries have not been allocated to the guarantor subsidiaries.

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended March 31, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$124,781	$410,275	$(124,682)	$410,374
Cost of sales	152	106,516	383,124	(124,682)	365,110
Gross (loss) profit	(152)	18,265	27,151	—	45,264
Selling, general and administrative expenses	1,151	11,608	23,146	—	35,905
Research and development expenses	265	829	1,523	—	2,617
Royalty expense	663	1,072	871	—	2,606
(Loss) income from operations	(2,231)	4,756	1,611	—	4,136
Interest expense	(6,927)	—	(1,006)	—	(7,933)
Intercompany interest income (expense)	630	1,009	(1,639)	—	—
Foreign exchange (loss) gain	(38)	(60)	5,821	—	5,723
Other income (expense)	330	(279)	945	—	996
(Loss) income before income taxes	(8,236)	5,426	5,732	—	2,922
Provision for income taxes	649	151	1,115	—	1,915
Equity in earnings of subsidiaries	9,891	—	736	(10,627)	—
Net income (loss)	1,006	5,275	5,353	(10,627)	1,007
Net loss attributable to noncontrolling interests	—	—	(970)	—	(970)
Net income (loss) attributable to Titan	$1,006	$5,275	$6,323	$(10,627)	$1,977

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months March 31, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$170,759	$254,623	$—	$425,382
Cost of sales	108	141,530	224,183	—	365,821
Gross (loss) profit	(108)	29,229	30,440	—	59,561
Selling, general and administrative expenses	1,196	15,275	18,168	—	34,639
Research and development expenses	240	986	1,651	—	2,877
Royalty expense	253	1,513	897	—	2,663
(Loss) income from operations	(1,797)	11,455	9,724	—	19,382
Interest expense	(6,813)	—	(705)	—	(7,518)
Intercompany interest income (expense)	624	1,013	(1,637)	—	—
Foreign exchange (loss) gain	—	(8)	(4,424)	—	(4,432)
Other income (loss)	5,669	(165)	2,246	—	7,750
(Loss) income before income taxes	(2,317)	12,295	5,204	—	15,182
Provision for income taxes	(10,066)	4,260	5,020	—	(786)
Equity in earnings of subsidiaries	6,938	—	4,337	(11,275)	—
Net income (loss)	14,687	8,035	4,521	(11,275)	15,968
Net loss attributable to noncontrolling interests	—	—	(1,679)	—	(1,679)
Net income (loss) attributable to Titan	$14,687	$8,035	$6,200	$(11,275)	$17,647

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Three Months Ended March 31, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$1,006	$5,275	$5,353	$(10,627)	$1,007
Currency translation adjustment	(4,379)	—	(4,379)	4,379	(4,379)
Pension liability adjustments, net of tax	466	753	(287)	(466)	466
Comprehensive (loss) income	(2,907)	6,028	687	(6,714)	(2,906)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(68)	—	(68)
Comprehensive (loss) income attributable to Titan	$(2,907)	$6,028	$755	$(6,714)	$(2,838)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Three Months Ended March 31, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$14,687	$8,035	$4,521	$(11,275)	$15,968
Currency translation adjustment	8,062	—	8,062	(8,062)	8,062
Pension liability adjustments, net of tax	883	646	237	(883)	883
Comprehensive income (loss)	23,632	8,681	12,820	(20,220)	24,913
Net comprehensive income attributable to redeemable and noncontrolling interests	—	—	(1,040)	—	(1,040)
Comprehensive income (loss) attributable to Titan	$23,632	$8,681	$13,860	$(20,220)	$25,953

(Amounts in thousands)	Condensed Consolidating Balance Sheets March 31, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$12,307	$3	$56,005	$—	$68,315
Accounts receivable, net	—	41	295,292	—	295,333
Inventories	—	74,909	337,329	—	412,238
Prepaid and other current assets	3,012	18,892	39,683	—	61,587
Total current assets	15,319	93,845	728,309	—	837,473
Property, plant and equipment, net	12,299	95,989	270,396	—	378,684
Investment in subsidiaries	749,791	—	64,121	(813,912)	—
Other assets	2,658	5,592	100,849	—	109,099
Total assets	$780,067	$195,426	$1,163,675	$(813,912)	$1,325,256
Liabilities and Equity
Short-term debt	$425	$—	$65,922	$—	$66,347
Accounts payable	3,750	47,826	199,342	—	250,918
Other current liabilities	29,456	23,235	69,288	—	121,979
Total current liabilities	33,631	71,061	334,552	—	439,244
Long-term debt	421,831	—	10,931	—	432,762
Other long-term liabilities	8,644	20,333	63,802	—	92,779
Intercompany accounts	21,988	(408,857)	386,869	—	—
Redeemable noncontrolling interest	—	—	70,800	—	70,800
Titan shareholders' equity	293,973	512,889	291,443	(813,912)	284,393
Noncontrolling interests	—	—	5,278	—	5,278
Total liabilities and equity	$780,067	$195,426	$1,163,675	$(813,912)	$1,325,256

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Balance Sheets December 31, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$23,630	$4	$58,051	$—	$81,685
Accounts receivable, net	—	—	241,832	—	241,832
Inventories	—	68,858	326,877	—	395,735
Prepaid and other current assets	3,853	18,845	37,531	—	60,229
Total current assets	27,483	87,707	664,291	—	779,481
Property, plant and equipment, net	12,493	98,856	273,523	—	384,872
Investment in subsidiaries	749,645	—	66,308	(815,953)	—
Other assets	6,268	944	79,691	—	86,903
Total assets	$795,889	$187,507	$1,083,813	$(815,953)	$1,251,256
Liabilities and Equity
Short-term debt	$419	$—	$51,466	$—	$51,885
Accounts payable	1,447	29,922	180,760	—	212,129
Other current liabilities	22,065	20,051	68,938	—	111,054
Total current liabilities	23,931	49,973	301,164	—	375,068
Long-term debt	396,700	—	12,872	—	409,572
Other long-term liabilities	9,268	17,521	49,917	—	76,706
Intercompany accounts	77,363	(390,382)	313,019	—	—
Redeemable noncontrolling interest	—	—	119,813	—	119,813
Titan shareholders' equity	288,627	510,395	295,979	(815,953)	279,048
Noncontrolling interests	—	—	(8,951)	—	(8,951)
Total liabilities and equity	$795,889	$187,507	$1,083,813	$(815,953)	$1,251,256

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Three Months Ended March 31, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(11,022)	$1,545	$(6,142)	$(15,619)
Cash flows from investing activities:
Capital expenditures	—	(1,700)	(7,753)	(9,453)
Payment related to redeemable noncontrolling interest agreement	(25,000)	—	—	(25,000)
Other, net	—	154	40	194
Net cash used for investing activities	(25,000)	(1,546)	(7,713)	(34,259)
Cash flows from financing activities:
Proceeds from borrowings	25,000	—	27,398	52,398
Payment on debt	—	—	(15,357)	(15,357)
Dividends paid	(301)	—	—	(301)
Net cash provided by financing activities	24,699	—	12,041	36,740
Effect of exchange rate change on cash	—	—	(232)	(232)
Net decrease in cash and cash equivalents	(11,323)	(1)	(2,046)	(13,370)
Cash and cash equivalents, beginning of period	23,630	4	58,051	81,685
Cash and cash equivalents, end of period	$12,307	$3	$56,005	$68,315

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Three Months Ended March 31, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(13,778)	$1,375	$(23,280)	$(35,683)
Cash flows from investing activities:
Capital expenditures	—	(1,380)	(6,427)	(7,807)
Other, net	220	1	573	794
Net cash provided by (used for) investing activities	220	(1,379)	(5,854)	(7,013)
Cash flows from financing activities:
Proceeds from borrowings	—	—	16,480	16,480
Payment on debt	—	—	(5,720)	(5,720)
Dividends paid	(299)	—	—	(299)
Net cash (used for) provided by financing activities	(299)	—	10,760	10,461
Effect of exchange rate change on cash	—	—	1,094	1,094
Net (decrease) in cash and cash equivalents	(13,857)	(4)	(17,280)	(31,141)
Cash and cash equivalents, beginning of period	59,740	13	83,817	143,570
Cash and cash equivalents, end of period	$45,883	$9	$66,537	$112,429

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of the financial statements included in this quarterly report with a narrative from the perspective of the management of Titan International, Inc. (Titan or the Company) on Titan's financial condition, results of operations, liquidity, and other factors that may affect the Company's future results. The MD&A in this quarterly report should be read in conjunction with the condensed consolidated financial statements and other financial information included elsewhere in this quarterly report and the MD&A and audited consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 7, 2018 (the 2018 Form 10-K).

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
Readers of this Form 10-Q should understand that these forward-looking statements are based on the Company’s current expectations and assumptions about future events and are subject to a number of risks, uncertainties, and changes in circumstances that are difficult to predict, including, but not limited to, the factors discussed in Part 1, Item 1A, Risk Factors, of the 2018 Form 10-K, certain of which are beyond the Company’s control.

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

OVERVIEW
Titan International, Inc., together with its subsidiaries, is a global manufacturer of off-highway wheels, tires, assemblies and undercarriage products. As a leading manufacturer in the off-highway industry, Titan produces a broad range of products to meet the specifications of original equipment manufacturers (OEMs) and aftermarket customers in the agricultural, earthmoving/construction, and consumer markets. Titan manufactures under the Goodyear Farm Tire and Titan Tire brands and has complete research and development test facilities to validate wheel and rim designs.

Agricultural Segment: Titan's agricultural rims, wheels, tires, and undercarriage systems and components are manufactured for use on various agricultural equipment, including tractors, combines, skidders, plows, planters, and irrigation equipment, and are sold directly to OEMs and to the aftermarket through independent distributors, equipment dealers, and Titan's distribution centers. The wheels and rims range in diameter from nine inches to 54 inches, with the 54 inch diameter being the largest agricultural wheel manufactured in North America. Titan’s agricultural tires range from approximately one foot to approximately seven feet in outside diameter and from five inches to 55 inches in width.  The Company offers the added value of delivering a complete wheel and tire assembly to OEM and aftermarket customers.

Earthmoving/Construction Segment: The Company manufactures rims, wheels, tires, and undercarriage systems and components for various types of off-the-road (OTR) earthmoving, mining, military, construction, and forestry equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, articulated dump trucks, load transporters, haul trucks, backhoe loaders, crawler tractors, lattice cranes, shovels, and hydraulic excavators. The Company provides a broad range of earthmoving/construction wheels and tires with the wheels ranging in diameter from 15 to 63 inches and in weight from 125 to 7,000 pounds, while the tires range from approximately three to 13 feet in outside diameter and weigh between 50 to 12,500 pounds. The Company offers the added value of wheel and tire assembly for certain applications in the earthmoving/construction segment.

Consumer Segment: Titan manufactures bias truck tires in Latin America and light truck tires in Russia. Titan also offers select products for ATVs, turf, and golf cart applications. This segment also includes sales that do not readily fall into the Company's other segments.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company’s top customers include global leaders in agricultural and construction equipment manufacturing and include AGCO Corporation, Caterpillar Inc., CNH Global N.V., Deere & Company, Hitachi, Ltd., Kubota Corporation, Liebherr, and Volvo, in addition to many other off-highway equipment manufacturers.  The Company distributes products to OEMs, independent and OEM-affiliated dealers, and through a network of distribution facilities.

MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
Agriculture-related commodity prices remain low and declined further as a result of ongoing tariffs and trade concerns. Within North America, farm income has stabilized and is anticipated to remain relatively stable when compared to 2018. Most major OEMs are forecasting modest growth in agricultural equipment sales (0%-5%) during 2019 within most regions. North American used equipment inventory levels and values have both improved over the past year. The current age of the existing fleet and the need to replace equipment as part of a typical replacement cycle is expected to drive additional volume for larger equipment over time. Many variables, including weather, volatility in the price of commodities, grain prices, export markets, foreign currency exchange rates, government policies, subsidies, and the demand for used equipment can greatly impact the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction market continues to be strong in the beginning of 2019. Demand for larger construction equipment used for highways and infrastructure has been strong and mining industry equipment demand continues to strengthen within certain regions in 2019. Construction is mainly driven by GDP by country and the need for infrastructure developments. Mining is primarily driven by the cost of commodities. Demand for Titan's products in this market is anticipated to continue improving throughout 2019. Demand for small and medium-sized earthmoving/construction equipment used in the housing and commercial construction sectors is also anticipated to increase. The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers.

CONSUMER MARKET OUTLOOK
The consumer market consists of several different distinct product lines within different regions. These products include light truck tires, turf equipment, specialty products, and train brakes. Overall, the Company expects modest growth within this market during 2019. The consumer segment is affected by many variables including consumer spending, interest rates, government policies, and other macroeconomic drivers.

RESULTS OF OPERATIONS

Titan International, Inc.	Three months ended
(amounts in thousands)	March 31,
	2019	2018	% Increase/(Decrease)
Net sales	$410,374	$425,382	(3.5)%
Gross profit	45,264	59,561	(24.0)%
Gross profit %	11.0%	14.0%
Selling, general and administrative expenses	35,905	34,639	3.7%
Research and development expenses	2,617	2,877	(9.0)%
Royalty expense	2,606	2,663	(2.1)%
Income from operations	4,136	19,382	(78.7)%

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Net Sales
Net sales for the quarter ended March 31, 2019, were $410.4 million, compared to $425.4 million in the comparable quarter of 2018, a decrease of 3.5% driven by sales decreases in all segments. Overall net sales volume was down 3.5% from the comparable prior year quarter, due primarily to continued market challenges in Russia and the agriculture segment in Europe . Favorable changes in price/mix positively impacted net sales by 5.8% but were offset by an equal amount of unfavorable currency translation.

Gross Profit
Gross profit for the first quarter of 2019 was $45.3 million, or 11.0% of net sales, compared to $59.6 million, or 14.0% of net sales, for the first quarter of 2018. The decrease in gross profit was driven by the impact of lower volume in Russia and Europe and currency devaluation. Additionally, North American gross profit and margins were negatively affected by certain focused sales incentives that were implemented to drive aftermarket sales. North American gross profit and margins were further negatively impacted by short-term impacts of higher costs of inventory from production in the fourth quarter when there were lower volume levels.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the first quarter of 2019 were $35.9 million, or 8.7% of net sales, compared to $34.6 million, or 8.1% of net sales, for the first quarter of 2018.  The increase in SG&A primarily related to certain investments in information technology in North America.

Research and Development Expenses
Research and development (R&D) expenses for the first quarter of 2019 were $2.6 million, or 0.6% of net sales, compared to $2.9 million, or 0.7% of net sales, for the first quarter of 2018. The R&D spending reflects initiatives to improve product designs and an ongoing focus on quality.

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

Royalty expenses for the first quarter of 2019 were $2.6 million, or 0.6% of net sales, compared to $2.7 million, or 0.6% of net sales, for the first quarter of 2018.

Income from Operations
Income from operations for the first quarter of 2019 was $4.1 million, compared to $19.4 million for the first quarter of 2018. The decrease in income from operations was primarily driven by lower net sales and the net result of the items previously discussed.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense was $7.9 million and $7.5 million for the quarters ended March 31, 2019 and 2018, respectively. The increase in interest expense was primarily due to increased borrowings under Titan's revolving credit facility.

Foreign Exchange Gain (Loss)
Foreign exchange gain was $5.7 million for the first quarter of 2019, compared to a loss of $4.4 million for the first quarter of 2018. Foreign currency gain or loss is the result of the translation of intercompany loans at certain foreign subsidiaries which are denominated in local currencies, not the reporting currency which is the United States dollar. Since such loans are expected to be settled in cash at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Other Income
Other income was $1.0 million for the quarter ended March 31, 2019, as compared to $7.8 million in the comparable quarter of 2018.  The decrease in other income for the quarter ended March 31, 2019, as compared to the same period in 2018 is primarily attributable to a non-recurring legal settlement in 2018.

Provision for Income Taxes
The Company recorded income tax expense (benefit) of $1.9 million and $(0.8) million for the quarters ended March 31, 2019 and 2018, respectively. The Company's effective income tax rate was 66% and (5)% for the quarters ended March 31, 2019 and 2018, respectively.

The Company's 2019 income tax expense and rate differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the three months ended March 31, 2019.

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

Net Income and Earnings per Share
Net income for the first quarter of 2019 was $1.0 million, compared to net income of $16.0 million in the comparable quarter of 2018. For the quarters ended March 31, 2019 and 2018, basic and diluted earnings per share were $0.02 and $0.26, respectively. The Company's net income and earnings per share were due to the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

SEGMENT INFORMATION

Segment Summary (amounts in thousands):

Three months ended March 31, 2019	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$191,730	$176,745	$41,899	$—	$410,374
Gross profit	22,125	18,170	4,969	—	45,264
Income (loss) from operations	13,928	5,528	2,121	(17,441)	4,136
Three months ended March 31, 2018
Net sales	$194,166	$188,733	$42,483	$—	$425,382
Gross profit	29,961	22,462	7,138	—	59,561
Income (loss) from operations	21,321	9,953	3,947	(15,839)	19,382

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended
	March 31,
	2019	2018	% Increase/(Decrease)
Net sales	$191,730	$194,166	(1.3)%
Gross profit	22,125	29,961	(26.2)%
Income from operations	13,928	21,321	(34.7)%

Net sales in the agricultural segment were $191.7 million for the quarter ended March 31, 2019, as compared to $194.2 million for the comparable period in 2018, a decrease of 1.3%. Lower sales volumes contributed 2.5% of this decrease while unfavorable currency translation, primarily in Latin America and Europe, further decreased net sales by 5.7%. Favorable price/mix partially offset these decreases with a 7.0% positive impact on net sales.

Gross profit in the agricultural segment was $22.1 million for the quarter ended March 31, 2019, as compared to $30.0 million in the comparable quarter of 2018.  As described earlier, North American gross profit and margins were negatively affected by certain focused sales incentives that were implemented to drive aftermarket sales, with further negative short-term impacts from higher costs of inventory from production that occurred in the fourth quarter of 2018 when there were lower volume levels. Unfavorable foreign currency translation and lower sales volumes in Russia, South American and Europe also drove the overall decrease in gross profit. Income from operations in the agricultural segment was $13.9 million for the quarter ended March 31, 2019, as compared to $21.3 million for the comparable period in 2018.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended
	March 31,
	2019	2018	% Increase/(Decrease)
Net sales	$176,745	$188,733	(6.4)%
Gross profit	18,170	22,462	(19.1)%
Income from operations	5,528	9,953	(44.5)%

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company's earthmoving/construction segment net sales were $176.7 million for the quarter ended March 31, 2019, as compared to $188.7 million in the comparable quarter of 2018, a decrease of 6.4%. The decrease in earthmoving/construction sales was driven by decreased volume which negatively impacted net sales by 4.1%. Unfavorable currency translation across all non-US geographies decreased net sales by 5.5% which was partially offset by a favorable price/mix of 3.3% on net sales.

Gross profit in the earthmoving/construction segment was $18.2 million for the quarter ended March 31, 2019, as compared to $22.5 million in the comparable quarter of 2018. The decrease in gross profit was primarily due to lower sales creating production inefficiencies, and also from unfavorable foreign currency translation. The Company's earthmoving/construction segment income from operations was $5.5 million for the quarter ended March 31, 2019, as compared to $10.0 million for the comparable quarter of 2018.

Consumer Segment Results
Consumer segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended
	March 31,
	2019	2018	% Increase/(Decrease)
Net sales	$41,899	$42,483	(1.4)%
Gross profit	4,969	7,138	(30.4)%
Income from operations	2,121	3,947	(46.3)%

Consumer segment net sales were $41.9 million for the quarter ended March 31, 2019, as compared to $42.5 million in the comparable quarter of 2018, a decrease of approximately 1.4%. This decrease was driven by unfavorable currency translation, primarily in Latin America, which drove an 8.1% decrease to net sales, and lower volume, which contributed an additional decrease of 4.9% to net sales, which was primarily from lower sales in the light truck business in Latin America. Favorable price/mix contributed 11.6% to net sales partially offsetting the aforementioned variables.

Gross profit from the consumer segment was $5.0 million for the quarter ended March 31, 2019, as compared to $7.1 million for the comparable quarter of 2018. Consumer segment income from operations was $2.1 million for the quarter ended March 31, 2019, as compared to $3.9 million for the comparable quarter of 2018.

Corporate & Unallocated Expenses
Income from operations on a segment basis does not include corporate expenses totaling $17.4 million for the quarter ended March 31, 2019, as compared to $15.8 million for the comparable quarter of 2018. This increase was driven primarily from increased information technology costs related to investments to upgrade the Company's operational and financial ERP systems.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of March 31, 2019, the Company had $68.3 million of cash, a decrease of $13.4 million from December 31, 2018, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Three months ended March 31,
	2019	2018	Change
Net income	$1,007	$15,968	$(14,961)
Depreciation and amortization	14,673	15,330	(657)
Deferred income tax (benefit) provision	(1,366)	2,510	(3,876)
Foreign currency translation (gain) loss	(6,695)	3,769	(10,464)
Accounts receivable	(53,083)	(65,854)	12,771
Inventories	(17,557)	(26,115)	8,558
Prepaid and other current assets	(1,611)	(2,142)	531
Accounts payable	39,370	29,793	9,577
Other current liabilities	4,538	(4,421)	8,959
Other liabilities	1,543	(3,697)	5,240
Other operating activities	3,562	(824)	4,386
Cash used for operating activities	$(15,619)	$(35,683)	$20,064

In the first quarter of 2019, operating activities used $15.6 million of cash, including a negative impact from increases in inventories of $17.6 million and accounts receivable of $53.1 million, offset by increases from accounts payable of $39.4 million. Included in the net income of $1.0 million were non-cash charges for depreciation and amortization of $14.7 million and foreign currency translation gain of $6.7 million.

Operating cash flows increased $20.1 million when comparing the first quarter of 2019 to the comparable period in 2018. Net income in the first quarter of 2019 decreased $15.0 million from income in the first quarter of 2018. When comparing the first quarter of 2019 to the first quarter of 2018, cash flows from operating activities increased in inventories and accounts receivable by $8.6 million and $12.8 million, respectively.

Summary of the components of cash conversion cycle:

	March 31,	December 31,	March 31,
	2019	2018	2018
Days sales outstanding	66	61	63
Days inventory outstanding	107	115	96
Days payable outstanding	(65)	(62)	(59)
Cash conversion cycle	108	114	100

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Three months ended March 31,
	2019	2018	Change
Capital expenditures	$(9,453)	$(7,807)	$(1,646)
Payment related to redeemable noncontrolling interest agreement	(25,000)	—	(25,000)
Other investing activities	194	794	(600)
Cash used for investing activities	$(34,259)	$(7,013)	$(27,246)

Net cash used for investing activities was $34.3 million in the first quarter of 2019, as compared to $7.0 million in the first quarter of 2018. The Company made a $25 million payment related to a redeemable noncontrolling interest agreement in the first quarter of 2019. The Company invested a total of $9.5 million in capital expenditures in the first quarter of 2019, compared to $7.8 million in the first quarter of 2018. The expenditures during the first three months of 2019 and 2018 represent various equipment purchases and improvements to enhance production capabilities of Titan's existing business and to maintain existing equipment.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Three months ended March 31,
	2019	2018	Change
Proceeds from borrowings	$52,398	$16,480	$35,918
Payment on debt	(15,357)	(5,720)	(9,637)
Dividends paid	(301)	(299)	(2)
Cash provided by financing activities	$36,740	$10,461	$26,279

In the first quarter of 2019, $36.7 million of cash was provided by financing activities. This cash was primarily provided through debt financing, with borrowing providing $52.4 million, offset by payments on debt of $15.4 million.

Debt Restrictions
The Company’s revolving credit facility (credit facility) and indenture relating to the 6.50% senior secured notes due 2023 contain various restrictions, including:

•
When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($7.5 million as of March 31, 2019), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity Outlook
At March 31, 2019, the Company had $68.3 million of cash and cash equivalents. At March 31, 2019, under the Company's $75 million credit facility there were $25 million in borrowings, a $10.3 million letter of credit, and the amount available totaled $39.7 million. Titan's availability under this credit facility may be less than $75 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. The cash and cash equivalents balance of $68.3 million included $52.6 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. As a result of the 2017 Tax Cuts and Jobs Act, the Company can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal additional taxes other than state income and foreign withholding tax. Titan expects to contribute approximately $2.3 million to its defined benefit pension plans during the remainder of 2019.

Total capital expenditures for 2019 are forecasted to be approximately $40 million to $50 million.  Cash payments for interest are currently forecasted to be approximately $30 million for the last nine months of 2019 based on March 31, 2019, debt balances. The forecasted interest payments are comprised primarily of the semi-annual payment of approximately $13 million (paid in May and November) for the 6.50% senior secured notes.

The Company's redeemable noncontrolling interest in Voltyre-Prom includes a settlement put option that was exercisable during a six-month period beginning July 9, 2018. As of the filing date of this Form 10-Q, both shareholders have exercised their put option in accordance with the Shareholder's Agreement; however, the Company has only entered into a definitive settlement agreement with one of the shareholders, RDIF, relating to the settlement of the put. See Note 9 to the Company's condensed consolidated financial statements regarding the Company's redeemable noncontrolling interest and the settlement put option.

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

Cash and cash equivalents, totaling $68.3 million at March 31, 2019, along with anticipated internal cash flows from operations and utilization of remaining available borrowings, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures. Potential divestitures and unencumbered assets are also a means to provide for future liquidity needs.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes in the Company’s Critical Accounting Estimates since the filing of the 2018 Form 10-K. As discussed in the 2018 Form 10-K, the preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates, assumptions, and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates and assumptions.  Also see Note 1 - Basis of Presentation and Significant Accounting Policies in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of the Company’s updated accounting policies, including with respect to revenue recognition.

TITAN INTERNATIONAL, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A - Quantitative and Qualitative Disclosures About Market Risk included in the 2018 Form 10-K. There have been no material changes in this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the first quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors to the 2018 Form 10-K.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	May 2, 2019	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID A. MARTIN
David A. Martin
SVP and Chief Financial Officer
(Principal Financial Officer)