Form 10-Q
period 2019-06-30
TITAN INTERNATIONAL INC
filed 2019-08-01
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12936

TITAN INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3228472
(State of Incorporation)	(I.R.S. Employer Identification No.)
2701 Spruce Street, Quincy, IL 62301
(Address of principal executive offices, including Zip Code)

(217) 228-6011
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.0001 par value	TWI	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares of Titan International, Inc. outstanding: 60,166,475 shares of common stock, $0.0001 par value, as of July 25, 2019.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Net sales	$390,597	$428,904	$800,971	$854,286
Cost of sales	352,289	370,592	717,399	736,413
Gross profit	38,308	58,312	83,572	117,873
Selling, general and administrative expenses	35,746	33,960	71,651	68,599
Research and development expenses	2,544	2,754	5,161	5,631
Royalty expense	2,448	2,634	5,054	5,297
(Loss) income from operations	(2,430)	18,964	1,706	38,346
Interest expense	(8,295)	(7,672)	(16,228)	(15,190)
Foreign exchange (loss) gain	(1,239)	(3,610)	4,484	(8,042)
Other income	2,069	2,477	3,065	10,227
(Loss) income before income taxes	(9,895)	10,159	(6,973)	25,341
(Benefit) provision for income taxes	(3,218)	1,683	(1,303)	897
Net (loss) income	(6,677)	8,476	(5,670)	24,444
Net (loss) income attributable to noncontrolling interests	(253)	40	(1,224)	(1,639)
Net (loss) income attributable to Titan	(6,424)	8,436	(4,446)	26,083
Redemption value adjustment	(661)	(4,678)	(1,437)	(7,021)
Net (loss) income applicable to common shareholders	$(7,085)	$3,758	$(5,883)	$19,062

Earnings per common share:
Basic	$(0.12)	$0.06	$(0.10)	$0.32
Diluted	$(0.12)	$0.06	$(0.10)	$0.32
Average common shares and equivalents outstanding:
Basic	60,000	59,750	59,973	59,731
Diluted	60,000	59,878	59,973	59,877

Dividends declared per common share:	$0.005	$0.005	$0.010	$0.010

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	June 30,
	2019	2018
Net (loss) income	$(6,677)	$8,476
Currency translation adjustment	5,423	(38,338)
Pension liability adjustments, net of tax of $110 and $10, respectively	538	690
Comprehensive loss	(716)	(29,172)
Net comprehensive income (loss) attributable to redeemable and noncontrolling interests	385	(2,185)
Comprehensive loss attributable to Titan	$(1,101)	$(26,987)

	Six months ended
	June 30,
	2019	2018
Net (loss) income	$(5,670)	$24,444
Currency translation adjustment	1,044	(30,276)
Pension liability adjustments, net of tax of $232 and $(44), respectively	1,004	1,573
Comprehensive loss	(3,622)	(4,259)
Net comprehensive income (loss) attributable to redeemable and noncontrolling interests	317	(3,225)
Comprehensive loss attributable to Titan	$(3,939)	$(1,034)

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	June 30, 2019	December 31, 2018

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$66,366	$81,685
Accounts receivable, net	272,006	241,832
Inventories	385,368	395,735
Prepaid and other current assets	62,473	60,229
Total current assets	786,213	779,481
Property, plant and equipment, net	375,997	384,872
Operating lease assets	24,422	—
Deferred income taxes	1,965	2,874
Other assets	80,931	84,029
Total assets	$1,269,528	$1,251,256

Liabilities
Current liabilities
Short-term debt	$71,366	$51,885
Accounts payable	209,422	212,129
Other current liabilities	111,834	111,054
Total current liabilities	392,622	375,068
Long-term debt	445,388	409,572
Deferred income taxes	8,819	9,416
Other long-term liabilities	79,091	67,290
Total liabilities	925,920	861,346

Redeemable noncontrolling interest	55,517	119,813

Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 60,715,356 issued at June 30, 2019, and December 31, 2018)	—	—
Additional paid-in capital	527,763	519,498
Retained deficit	(29,751)	(29,048)
Treasury stock (at cost, 714,986 and 798,383 shares, respectively)	(7,082)	(7,831)
Accumulated other comprehensive loss	(207,996)	(203,571)
Total Titan shareholders’ equity	282,934	279,048
Noncontrolling interests	5,157	(8,951)
Total equity	288,091	270,097
Total liabilities and equity	$1,269,528	$1,251,256

 See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Stock reserved for deferred compensation	Accumulated other comprehensive (loss) income	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2018	59,800,559	$531,708	$(44,022)	$(8,606)	$(1,075)	$(157,076)	$320,929	$(10,845)	$310,084
Net income (loss) *			17,647				17,647	(1,164)	16,483
Currency translation adjustment, net *						7,423	7,423	291	7,714
Pension liability adjustments, net of tax						883	883		883
Dividends declared			(299)				(299)		(299)
Accounting standards adoption			88				88	35	123
Redemption value adjustment		(2,343)					(2,343)		(2,343)
Stock-based compensation		73					73		73
VIE contributions							—	476	476
Issuance of treasury stock under 401(k) plan	10,211	42		91			133		133
Balance March 31, 2018	59,810,770	$529,480	$(26,586)	$(8,515)	$(1,075)	$(148,770)	$344,534	$(11,207)	$333,327
Net income (loss) *			8,436				8,436	(14)	8,422
Currency translation adjustment, net *						(36,113)	(36,113)	330	(35,783)
Pension liability adjustments, net of tax						690	690		690
Dividends declared			(300)				(300)		(300)
Restricted stock awards	30,000						—		—
Acquisition of additional interest		(1,032)				(4,325)	(5,357)	5,208	(149)
Redemption value adjustment		(4,678)					(4,678)		(4,678)
Stock-based compensation		545					545		545
VIE distributions							—	(1,429)	(1,429)
Deferred compensation transactions		113			1,075		1,188		1,188
Issuance of treasury stock under 401(k) plan	12,011	38		108			146		146
Balance June 30, 2018	59,852,781	$524,466	$(18,450)	$(8,407)	$—	$(188,518)	$309,091	$(7,112)	$301,979

* Net income (loss) excludes $(515) of net loss attributable to redeemable noncontrolling interest for the three months ended March 31, 2018, and $54 of net income attributable to redeemable noncontrolling interest for the three months ended June 30, 2018. Currency translation adjustment excludes $348 and $(2,555) of currency translation related to redeemable noncontrolling interest for the three months ended March 31, 2018, and June 30, 2018, respectively.

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2019	59,916,973	$519,498	$(29,048)	$(7,831)	$(203,571)	$279,048	$(8,951)	$270,097
Net income (loss) *			1,977			1,977	(636)	1,341
Currency translation adjustment, net *					(5,281)	(5,281)	474	(4,807)
Pension liability adjustments, net of tax					466	466		466
Dividends declared			(301)			(301)		(301)
Accounting standards adoption			4,346		(4,933)	(587)		(587)
Redeemable noncontrolling interest activity		9,437				9,437	15,445	24,882
Redemption value adjustment		(776)				(776)		(776)
Stock-based compensation		269				269		269
VIE distributions						—	(1,054)	(1,054)
Issuance of treasury stock under 401(k) plan	29,414	(123)		264		141		141
Balance March 31, 2019	59,946,387	$528,305	$(23,026)	$(7,567)	$(213,319)	$284,393	$5,278	$289,671
Net (loss) income *			(6,424)			(6,424)	12	(6,412)
Currency translation adjustment, net *					4,785	4,785	317	5,102
Pension liability adjustments, net of tax					538	538		538
Dividends declared			(301)			(301)		(301)
Redemption value adjustment		(661)				(661)		(661)
Stock-based compensation		286				286		286
VIE distributions						—	(450)	(450)
Issuance of treasury stock under 401(k) plan	53,983	(167)		485		318		318
Balance June 30, 2019	60,000,370	$527,763	$(29,751)	$(7,082)	$(207,996)	$282,934	$5,157	$288,091

* Net income (loss) excludes $(334) and $(265) of net loss attributable to redeemable noncontrolling interest for the three months ended March 31, 2019, and June 30, 2019, respectively. Currency translation adjustment excludes $428 and $321 of currency translation related to redeemable noncontrolling interest for the three months ended March 31, 2019, and June 30, 2019, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2019	2018
Net (loss) income	$(5,670)	$24,444
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	27,809	30,175
Deferred income tax provision	156	287
Stock-based compensation	555	618
Issuance of treasury stock under 401(k) plan	459	279
Foreign currency translation (gain) loss	(1,789)	8,034
(Increase) decrease in assets:
Accounts receivable	(27,193)	(70,633)
Inventories	14,258	(47,612)
Prepaid and other current assets	(1,763)	(4,555)
Other assets	1,305	(4,642)
Increase (decrease) in liabilities:
Accounts payable	(3,863)	39,550
Other current liabilities	(6,949)	(660)
Other liabilities	(7,316)	(5,212)
Net cash used for operating activities	(10,001)	(29,927)
Cash flows from investing activities:
Capital expenditures	(16,725)	(18,416)
Payment related to redeemable noncontrolling interest	(41,000)	—
Other	1,235	884
Net cash used for investing activities	(56,490)	(17,532)
Cash flows from financing activities:
Proceeds from borrowings	92,723	40,078
Payment on debt	(42,083)	(24,527)
Dividends paid	(599)	(598)
Net cash provided by financing activities	50,041	14,953
Effect of exchange rate changes on cash	1,131	(4,573)
Net decrease in cash and cash equivalents	(15,319)	(37,079)
Cash and cash equivalents, beginning of period	81,685	143,570
Cash and cash equivalents, end of period	$66,366	$106,491

Supplemental information:
Interest paid	$16,416	$15,801
Income taxes paid, net of refunds received	$4,203	$5,025

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Titan International, Inc. and its subsidiaries (Titan or the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of June 30, 2019, and the results of operations and cash flows for the three and six months ended June 30, 2019 and 2018, and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 7, 2019 (the 2018 Form 10-K). All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.50% senior secured notes due 2023 (senior secured notes) were carried at a cost of $395.5 million at June 30, 2019. The fair value of the senior secured notes at June 30, 2019, as obtained through an independent pricing source, was approximately $357.8 million.

Cash dividends
The Company declared cash dividends of $0.005 per share of common stock for each of the quarters ended June 30, 2019 and 2018, respectively. The second quarter 2019 cash dividend of $0.005 per share of common stock was paid on July 15, 2019, to shareholders of record on June 28, 2019.

New accounting standards:

Adoption of new accounting standards
On January 1, 2019, the Company adopted Accounting Standards Update (ASU) No. 2016-02, "Leases (Topic 842)" (the New Lease Standard) to increase transparency and comparability among entities by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements. Titan elected the modified retrospective with cumulative effect transition approach to adopt the New Lease Standard and thus will not restate its comparative periods in the year of transition. The Company adopted the practical expedients of the New Lease Standard which include (i) not reassessing whether expired or existing contracts contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not revaluing initial direct costs for existing leases. The Company did not elect the hindsight practical expedient. The adoption of this standard resulted in the recognition of operating lease right-of-use assets and corresponding lease liabilities on the Condensed Consolidated Balance Sheet, which resulted in a net credit adjustment to retained earnings as of January 1, 2019, of $0.6 million. The New Lease Standard did not materially impact operating results or liquidity. Further disclosures related to the New Lease Standard are included in Note 10, Leases.

The Company adopted ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" effective January 1, 2019. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act (the 2017 TCJA). Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 TCJA and improve the usefulness of information reported to financial statement users. As a result of adopting this standard, the Company recorded a $4.9 million reclassification to decrease accumulated other comprehensive income and increase retained earnings as of January 1, 2019.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers" (the New Revenue Standard), effective January 1, 2018, using the modified retrospective approach which requires the recognition of the cumulative effect of initially applying the standard as an adjustment to opening retained earnings for the fiscal year beginning January 1, 2018. The adoption of the New Revenue Standard resulted in the recognition of an immaterial cumulative adjustment to opening retained earnings as of January 1, 2018, and had an immaterial effect on the Company’s financial position and results of operations. Results for reporting periods beginning after January 1, 2018, are presented under the New Revenue Standard, which prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Titan recognizes revenue when the performance obligations specified in the Company's contracts have been satisfied. Titan's contracts typically contain a single performance obligation that is fulfilled on the date of delivery based on shipping terms stipulated in the contract. The impact of the Company's adoption of the New Revenue Standard on net sales was immaterial and the disaggregation of revenues, which is based on the major markets the Company serves, has not changed from how it is presented in Note 18, Segment Information in Item 1 of this Form 10-Q.

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

As a result of the retrospective adjustment of the change in accounting principle related to adoption of ASU No. 2018-15, certain amounts in the Company's Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018, were adjusted as follows:

	Three Months Ended June 30, 2018
	As Originally Reported	Effect of Change	As Adjusted
Selling, general and administrative expenses	$36,699	$(2,739)	$33,960
Income from operations	16,225	2,739	18,964
Net income	5,737	2,739	8,476

Basic and diluted earnings per share	$0.02	$0.04	$0.06

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2018
	As Originally Reported	Effect of Change	As Adjusted
Selling, general and administrative expenses	$72,620	$(4,021)	$68,599
Income from operations	34,325	4,021	38,346
Net income	20,423	4,021	24,444

Basic and diluted income per share	$0.25	$0.07	$0.32

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

2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of the dates set forth below (amounts in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable	$275,508	$245,236
Allowance for doubtful accounts	(3,502)	(3,404)
Accounts receivable, net	$272,006	$241,832

Accounts receivable are reduced by an estimated allowance for doubtful accounts, which is based on known risks and historical losses.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. INVENTORIES

Inventories consisted of the following as of the dates set forth below (amounts in thousands):

	June 30, 2019	December 31, 2018
Raw material	$103,185	$110,806
Work-in-process	54,524	55,543
Finished goods	227,659	229,386
	$385,368	$395,735

Inventories are valued at the lower of cost or net realizable value. Net realizable value is estimated based on current selling prices. Inventory costs are calculated using the first-in, first-out (FIFO) method or average cost method. Estimated provisions are established for slow-moving and obsolete inventory.

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of the dates set forth below (amounts in thousands):

	June 30, 2019	December 31, 2018
Land and improvements	$44,198	$43,562
Buildings and improvements	258,703	255,451
Machinery and equipment	603,337	592,932
Tools, dies and molds	110,835	109,537
Construction-in-process	18,963	18,867
	1,036,036	1,020,349
Less accumulated depreciation	(660,039)	(635,477)
	$375,997	$384,872

Depreciation on property, plant and equipment for the six months ended June 30, 2019 and 2018, totaled $26.1 million and $28.3 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. INTANGIBLE ASSETS, NET

The components of intangible assets consisted of the following as of the dates set forth below (amounts in thousands):

	Weighted Average Useful Lives (in years) June 30, 2019	June 30, 2019	December 31, 2018
Amortizable intangible assets:
Customer relationships	8.2	$12,638	$12,967
Patents, trademarks and other	7.6	11,445	11,356
Total at cost		24,083	24,323
Less accumulated amortization		(13,287)	(12,676)
		$10,796	$11,647

Amortization related to intangible assets for the six months ended June 30, 2019 and 2018, totaled $1.1 million and $1.3 million, respectively. Intangible assets are included as a component of other assets in the Condensed Consolidated Balance Sheet.

The estimated aggregate amortization expense at June 30, 2019, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

July 1 - December 31, 2019	$1,123
2020	2,090
2021	1,372
2022	988
2023	988
Thereafter	4,235
$10,796

6. WARRANTY

Changes in the warranty liability during the six months ended June 30, 2019 and 2018, respectively, consisted of the following (amounts in thousands):

	2019	2018
Warranty liability, January 1	$16,327	$18,612
Provision for warranty liabilities	1,722	4,213
Warranty payments made	(2,987)	(3,818)
Warranty liability, June 30	$15,062	$19,007

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following as of the dates set forth below (amounts in thousands):

	June 30, 2019
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(4,476)	$395,524
Titan Europe credit facilities	44,107	—	44,107
Revolving credit facility	41,000	—	41,000
Other debt	33,366	—	33,366
Capital leases	2,757	—	2,757
Total debt	521,230	(4,476)	516,754
Less amounts due within one year	71,366	—	71,366
Total long-term debt	$449,864	$(4,476)	$445,388

	December 31, 2018
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(4,897)	$395,103
Titan Europe credit facilities	35,115	—	35,115
Other debt	28,429	—	28,429
Capital leases	2,810	—	2,810
Total debt	466,354	(4,897)	461,457
Less amounts due within one year	51,885	—	51,885
Total long-term debt	$414,469	$(4,897)	$409,572

Aggregate principal maturities of long-term debt at June 30, 2019, for each of the years (or other periods) set forth below were as follows (amounts in thousands):

July 1 - December 31, 2019	$54,236
2020	19,031
2021	2,545
2022	43,538
2023	401,262
Thereafter	618
$521,230

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

Titan Europe credit facilities
The Titan Europe credit facilities include borrowings from various institutions totaling $44.1 million in aggregate principal amount at June 30, 2019. Maturity dates on this debt range from less than one year to nine years. The Titan Europe facilities are secured by the assets of Titan's subsidiaries in Italy, Spain, Germany, and Brazil.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Revolving credit facility
The Company has a $125 million revolving credit facility (credit facility) with agent BMO Harris Bank N.A. and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and is scheduled to mature in February 2022. From time to time Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At June 30, 2019, under the credit facility there were $41.0 million in borrowings, a $10.3 million letter of credit, and the amount available totaled $57.3 million.

Other debt
The Company has working capital loans at Titan Pneus do Brasil Ltda and Voltyre-Prom at various interest rates, which totaled $8.7 million and $22.5 million at June 30, 2019, respectively. Maturity dates on this debt range from less than one year to three years.

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is recorded as an offset to currency exchange gain/loss. For the three and six months ended June 30, 2019, the Company recorded currency exchange gains related to these derivatives of $0.1 million and $0.0 million, respectively; and for the three and six months ended June 30, 2018, the Company recorded currency exchange gains related to these derivatives of $0.4 million and $0.2 million, respectively.

9. REDEEMABLE NONCONTROLLING INTEREST

The Company, in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF), owns all of the equity interests in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia. The Company is party to a shareholders' agreement with OEP and RDIF (Shareholders' Agreement) which was entered into in connection with the acquisition of Voltyre-Prom. The agreement contains a settlement put option which was exercisable during a six-month period beginning July 9, 2018. The settlement put option required Titan to purchase the equity interests from OEP and RDIF in Voltyre-Prom with cash or Titan common stock, at a value set by the agreement. The value set by the agreement was the greater of: the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8%, or the last twelve months of EBITDA multiplied by 5.5 less net debt times the selling party's ownership percentage.

On November 14, 2018, the Company received notification of exercise of the put option from RDIF. On February 11, 2019, the Company entered into a definitive agreement (the "Agreement") with an affiliate of RDIF relating to the put option that was exercised by RDIF. The transactions contemplated by the Agreement closed on February 22, 2019. Under the terms of the Agreement, in full satisfaction of the settlement put option that was exercised by RDIF, Titan paid to RDIF $25 million in cash at the closing of the transaction, and agreed, subject to the completion of regulatory approval, to issue to RDIF in a private placement 4,032,259 shares of restricted Titan common stock. Due to pending regulatory approval, the issuance of the shares of restricted Titan common stock pursuant to the Agreement was not completed as of June 30, 2019. Immediately following the closing, RDIF continued to own the same interest in Voltyre-Prom, subject to the terms of the Agreement and the Shareholders’ Agreement. Titan has retained the right to buy back the Titan shares from RDIF for $25 million during such three-year period and, if the stock buyback is consummated within one year, at the time of such buyback, RDIF would be required to convey to Titan, based on current ownership, a 10.71% interest in Voltyre-Prom, resulting in RDIF reducing its interest in Voltyre-Prom from 35.7% to 25%.

On January 8, 2019, the Company received notification of exercise of the put option from OEP. During the second quarter of 2019, the Company made a payment to OEP in the amount of $16 million representing the majority of the interest on the amount due to OEP with respect to the put option. On July 30, 2019, Titan Luxembourg S.à r.l. (the “Titan Purchaser”), a subsidiary of the Company, entered into a sale purchase agreement (the “OEP Agreement”) with subsidiaries of OEP, relating to the settlement put option under the Shareholders’ Agreement that was exercised by OEP. Pursuant to the terms of the OEP Agreement, on July 31, 2019, the Titan Purchaser paid to OEP $30.7 million in cash, which, together with the Titan Purchaser’s prior payment to OEP of $16 million during the second quarter of 2019, were made in full satisfaction of the settlement put

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

option exercised by OEP under the Shareholders’ Agreement. Immediately following the closing, OEP ceased to have any ownership interests in, and the Titan Purchaser and RDIF owned 64.3% and 35.7%, respectively, of, Voltyre-Prom. See Note 23 for additional information.

As of June 30, 2019, the value of the redeemable noncontrolling interest held by OEP was recorded at the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8% less the $16 million payment. The redeemable noncontrolling interest held by RDIF was recorded at $25 million, the value of the shares of restricted stock to be issued.

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
The following is a reconciliation of redeemable noncontrolling interest as of June 30, 2019 and 2018 (amounts in thousands):

	2019	2018
Balance at January 1	$119,813	$113,193
Reclassification as a result of Agreement regarding put option	(49,883)	—
Payment of interest on redeemable noncontrolling interest	(16,000)	—
Loss attributable to redeemable noncontrolling interest	(599)	(461)
Currency translation	749	(2,207)
Redemption value adjustment	1,437	7,021
Balance at June 30	$55,517	$117,546

This obligation approximates the cost to the Company if all remaining equity interests in the consortium were purchased by the Company on June 30, 2019, and is presented in the Condensed Consolidated Balance Sheet in redeemable noncontrolling interest, which is treated as mezzanine equity.

10. LEASES

The Company leases certain buildings and equipment under both operating and finance leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance, and insurance by the Company. Under ASC 842, the Company made an accounting policy election, by class of underlying asset, not to separate non-lease components such as those previously stated from lease components and instead will treat the lease agreement as a single lease component for all asset classes. Operating right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent Titan's obligations to make lease payments arising from the lease. The majority of Titan's leases are operating leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of Titan's leases do not provide an implicit interest rate, the Company used its incremental borrowing rate (6.79%), based on the information available at the lease commencement date, in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. Amortization expense associated with finance leases is included in cost of sales and selling, general and administrative expenses, and interest expense associated with finance leases is included in interest expense in the Condensed Consolidated Statement of Operations. Short-term operating leases, which have an initial term of twelve months or less, are not recorded on the balance sheet.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	June 30, 2019
Operating lease ROU assets	Operating lease assets	$24,422

Operating lease current liabilities	Other current liabilities	$7,162
Operating lease long-term liabilities	Other long-term liabilities	17,451
Total operating lease liabilities		$24,613

Finance lease, gross	Property, plant & equipment, net	$7,839
Finance lease accumulated depreciation	Property, plant & equipment, net	(5,143)
Finance lease, net		$2,696

Finance lease current liabilities	Other current liabilities	$957
Finance lease long-term liabilities	Long-term debt	1,800
Total finance lease liabilities		$2,757

At June 30, 2019, maturity of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
July 1 - December 31, 2019	$5,678	$797
2020	7,329	752
2021	5,561	679
2022	3,851	581
2023	2,652	368
Thereafter	4,330	—
Total lease payments	$29,401	$3,177
Less imputed interest	4,788	420
	$24,613	$2,757

Weighted average remaining lease term (in years)	4.9	3.6

Supplemental cash flow information related to leases for the six months ended June 30, 2019 were as follows: operating cash flows from operating leases were $5.0 million and operating cash flows from finance leases were $0.1 million.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. EMPLOYEE BENEFIT PLANS
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $1.2 million to the pension plans during the six months ended June 30, 2019, and expects to contribute approximately $1.6 million to the pension plans during the remainder of 2019.

The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$205	$141	$430	$278
Interest cost	1,106	1,098	2,229	2,181
Expected return on assets	(1,188)	(1,491)	(2,377)	(2,983)
Amortization of unrecognized prior service cost	57	50	113	100
Amortization of net unrecognized loss	765	690	1,530	1,366
Net periodic pension cost	$945	$488	$1,925	$942

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets at June 30, 2019, and December 31, 2018 (amounts in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$11,842	$9,064
Inventory	20,941	12,987
Other current assets	34,048	38,533
Property, plant and equipment, net	29,032	28,057
Other long-term assets	3,795	2,971
Total assets	$99,658	$91,612

Current liabilities	$41,880	$36,246
Other long-term liabilities	6,061	6,353
Total liabilities	$47,941	$42,599

All assets in the above table can only be used to settle obligations of the consolidated VIE to which the respective assets relate. Liabilities are nonrecourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

The Company holds variable interests in certain VIEs that are not consolidated because Titan is not the primary beneficiary. The Company's involvement with these entities is in the form of direct equity interests and prepayments related to purchases of materials. The maximum exposure to loss as reflected in the table below represents the loss of assets recognized by Titan relating to non-consolidated entities and amounts due to the non-consolidated assets. The assets and liabilities recognized in Titan's Condensed Consolidated Balance Sheets related to Titan's interest in these non-consolidated VIEs and the Company's maximum exposure to loss related to non-consolidated VIEs as of the dates set forth below were as follows (amounts in thousands):

	June 30, 2019	December 31, 2018
Investments	$3,998	$3,985
Other current assets	1,195	1,200
Total VIE assets	5,193	5,185
Accounts payable	1,923	2,350
Maximum exposure to loss	$7,116	$7,535

13. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. Royalty expenses were $2.4 million and $2.6 million for the quarters ended June 30, 2019 and 2018, respectively and $5.1 million and $5.3 million for the six months ended June 30, 2019 and 2018, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. OTHER INCOME

Other income consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Equity investment income	$974	$1,067	$1,849	$2,183
Gain (loss) on sale of assets	397	(4)	767	177
Building rental income	479	410	734	988
Interest income	301	532	641	1,149
Other (expense) income	(82)	472	(926)	5,730
	$2,069	$2,477	$3,065	$10,227

15. INCOME TAXES

The Company recorded income tax benefit of $3.2 million and income tax expense of $1.7 million for the quarters ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded income tax benefit of $1.3 million and income tax expense of $0.9 million, respectively. The Company's effective income tax rate was 33% and 17% for the quarters ended June 30, 2019 and 2018, and 19% and 4% for the six months ended June 30, 2019 and 2018, respectively.

The Company’s 2019 and 2018 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses and a reduction of the liability for unrecognized tax positions. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the six months ended June 30, 2019 and 2018.

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

The 2017 TCJA was enacted on December 22, 2017, and included a number of changes in existing tax law impacting businesses, including a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory income tax rate from 35% to 21% effective January 1, 2018.  Under US GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are re-measured at the enacted tax rate. The re-measured U.S. net deferred asset was fully offset by a change in the valuation allowance in 2017. The Company’s net cumulative undistributed foreign earnings were a cumulative loss and therefore no additional income tax expense related to the one-time deemed repatriation toll charge was recorded in 2017.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16. EARNINGS PER SHARE

Earnings per share (EPS) were as follows for the periods presented below (amounts in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Net (loss) income attributable to Titan	$(6,424)	$8,436	$(4,446)	$26,083
Redemption value adjustment	(661)	(4,678)	(1,437)	(7,021)
Net (loss) income applicable to common shareholders	$(7,085)	$3,758	$(5,883)	$19,062
Determination of shares:
Weighted average shares outstanding (basic)	60,000	59,750	59,973	59,731
Effect of equity awards/trusts	—	128	—	146
Weighted average shares outstanding (diluted)	60,000	59,878	59,973	59,877
Earnings per share:
Basic and diluted	(0.12)	0.06	(0.10)	0.32

The effect of equity awards has been excluded for the three and six months ended June 30, 2019, as the effect would have been antidilutive. The weighted average share amount excluded for equity awards was 445 shares and 331 shares for the three and six months ended June 30, 2019, respectively.

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

At June 30, 2019, two of Titan’s subsidiaries were involved in litigation concerning environmental laws and regulations.

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

The trial occurred in April 2017. On September 5, 2017, the District Court issued an order: (a) concluding Titan Tire and Dico arranged for the disposal of a hazardous substance in violation of 42 U.S.C. § 9607(a); (b) holding Titan Tire and Dico jointly and severally liable for $5.45 million in response costs previously incurred and reported by the United States relating to the alleged violation, including enforcement costs and attorney’s fees; and (c) awarding a declaratory judgment holding Titan Tire and Dico jointly and severally liable for all additional response costs previously incurred but not yet reported or to be incurred in the future, including enforcement costs and attorney’s fees. The District Court also held Dico liable for $5.45 million in punitive damages under 42 U.S.C. § 9607(c)(3) for violating a unilateral administrative order. The punitive damages award does not apply to Titan Tire. The Company accrued a contingent liability of $6.5 million, representing $5.45 million in costs incurred by the United States and $1.05 million of additional response costs, for this order in the quarter ended September 30, 2017. As of June 30, 2019, the $6.5 million contingent liability remains outstanding.

Titan Tire and Dico appealed the case to the United States Court of Appeals for the Eighth Circuit. On April 11, 2019, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court’s September 5, 2017, order. Thereafter, Dico and Titan Tire filed a petition for rehearing with the U.S. Court of Appeals for the Eighth Circuit, which petition remains pending. While the Company believes it has meritorious arguments, the outcome of this petition cannot be predicted. As a result of the current judgment in favor of the United States, and pursuant to Iowa Code § 624.23, a judgment lien exists over Titan Tire’s real property in the State of Iowa. The United States has agreed, however, that it will take no steps to execute on this judgment lien. In exchange, Titan Tire has obtained a supersedeas bond in the amount of $6.0 million that stays enforcement of the judgment pending the outcome of the appeal and petition.

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
The table below presents information about certain operating results, separated by market segments, for each of the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales
Agricultural	$164,284	$186,870	$356,014	$381,037
Earthmoving/construction	184,782	198,963	361,527	387,696
Consumer	41,531	43,071	83,430	85,553
	$390,597	$428,904	$800,971	$854,286
Gross profit
Agricultural	$14,247	$27,270	$36,372	$57,231
Earthmoving/construction	19,701	24,260	37,871	46,722
Consumer	4,360	6,782	9,329	13,920
	$38,308	$58,312	$83,572	$117,873
(Loss) income from operations
Agricultural	$4,365	$19,002	$18,293	$40,323
Earthmoving/construction	5,697	11,575	11,225	21,528
Consumer	1,228	3,651	3,349	7,598
Corporate & Unallocated	(13,720)	(15,264)	(31,161)	(31,103)
(Loss) income from operations	(2,430)	18,964	1,706	38,346

Interest expense	(8,295)	(7,672)	(16,228)	(15,190)
Foreign exchange (loss) gain	(1,239)	(3,610)	4,484	(8,042)
Other income, net	2,069	2,477	3,065	10,227
(Loss) income before income taxes	$(9,895)	$10,159	$(6,973)	$25,341

Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	June 30, 2019	December 31, 2018
Total assets
Agricultural	$443,628	$464,828
Earthmoving/construction	605,586	543,927
Consumer	119,600	129,994
Corporate & Unallocated	100,714	112,507
	$1,269,528	$1,251,256

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

19. FAIR VALUE MEASUREMENTS

Accounting standards for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following as of the dates set forth below (amounts in thousands):

	June 30, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative financial instruments asset	$—	$—	$—	$—	$902	$—	$902	$—

20. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Board of Directors of the Company, Mr. Maurice Taylor. The related party is Mr. Fred Taylor, who is Mr. Maurice Taylor’s brother. The companies with which Mr. Fred Taylor is associated that do business with Titan include the following: Blacksmith OTR, LLC; F.B.T. Enterprises, Inc.; Green Carbon, Inc.; Silverstone, Inc.; and OTR Wheel Engineering, Inc.  Sales of Titan products to these companies were approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2019, respectively, and approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2018, respectively. Titan had trade receivables due from these companies of approximately $0.1 million at June 30, 2019, and approximately $0.2 million at December 31, 2018.  Sales commissions paid to the above companies were approximately $0.3 million and $0.8 million for the three and six months ended June 30, 2019, respectively, as compared to $0.5 million and $1.0 million for the three and six months ended June 30, 2018, respectively.

In July 2013, the Company entered into a Shareholders’ Agreement with OEP and RDIF to acquire Voltyre-Prom. Mr. Richard M. Cashin Jr., a director of the Company, is the President of OEP, which owned 21.4% of the joint venture at June 30, 2019.  The Shareholders’ Agreement contained a settlement put option which potentially required the Company to purchase equity interests in the joint venture from OEP and RDIF at a value set by the agreement. On January 8, 2019, the Company received notification of exercise of the put option from OEP. During the second quarter of 2019, the Company made a payment to OEP in the amount of $16 million representing the majority of the interest on the amount due to OEP. On July 30, 2019, the Titan Purchaser entered into the OEP Agreement with subsidiaries of OEP, relating to the settlement put option under the Shareholders’ Agreement that was exercised by OEP. Pursuant to the terms of the OEP Agreement, on July 31, 2019, the Titan Purchaser paid to OEP $30.7 million in cash, which, together with the Titan Purchaser’s prior payment to OEP of $16 million during the second quarter of 2019, were made in full satisfaction of the settlement put option exercised by OEP under the Shareholders’ Agreement. Immediately following the closing, OEP ceased to have any ownership interests in, and the Titan Purchaser and RDIF owned 64.3% and 35.7%, respectively, of, Voltyre-Prom. See Notes 9 and 23 for additional information.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

21. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following for the periods presented below (amounts in thousands):

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at April 1, 2019	$(181,075)	$(32,244)	$(213,319)
Currency translation adjustments	4,785	—	4,785
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior service cost, net of tax of $110	—	538	538
Balance at June 30, 2019	$(176,290)	$(31,706)	$(207,996)

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2019	$(175,794)	$(27,777)	$(203,571)
Currency translation adjustments	(496)	—	(496)
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior service cost, net of tax of $232	—	1,004	1,004
Reclassification from AOCI to retained earnings - adoption of ASU 2018-02	—	(4,933)	(4,933)
Balance at June 30, 2019	$(176,290)	$(31,706)	$(207,996)

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended June 30, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$111,162	$391,301	$(111,866)	$390,597
Cost of sales	(11)	99,275	364,891	(111,866)	352,289
Gross profit	11	11,887	26,410	—	38,308
Selling, general and administrative expenses	2,030	11,596	22,120	—	35,746
Research and development expenses	228	756	1,560	—	2,544
Royalty expense	401	1,073	974	—	2,448
(Loss) income from operations	(2,648)	(1,538)	1,756	—	(2,430)
Interest expense	(7,243)	—	(1,052)	—	(8,295)
Intercompany interest income (expense)	644	880	(1,524)	—	—
Foreign exchange gain (loss)	16	55	(1,310)	—	(1,239)
Other income (expense)	612	(798)	2,255	—	2,069
(Loss) income before income taxes	(8,619)	(1,401)	125	—	(9,895)
(Benefit) provision for income taxes	(7,676)	132	4,326	—	(3,218)
Equity in earnings of subsidiaries	(5,734)	—	(205)	5,939	—
Net (loss) income	(6,677)	(1,533)	(4,406)	5,939	(6,677)
Net loss attributable to noncontrolling interests	—	—	(253)	—	(253)
Net (loss) income attributable to Titan	$(6,677)	$(1,533)	$(4,153)	$5,939	$(6,424)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended June 30, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$166,757	$262,147	$—	$428,904
Cost of sales	138	140,208	230,246	—	370,592
Gross (loss) profit	(138)	26,549	31,901	—	58,312
Selling, general and administrative expenses	1,678	16,985	15,297	—	33,960
Research and development expenses	253	983	1,518	—	2,754
Royalty expense	628	940	1,066	—	2,634
(Loss) income from operations	(2,697)	7,641	14,020	—	18,964
Interest expense	(6,826)	—	(846)	—	(7,672)
Intercompany interest income (expense)	628	909	(1,537)	—	—
Foreign exchange loss	—	(662)	(2,948)	—	(3,610)
Other income (loss)	959	(147)	1,665	—	2,477
(Loss) income before income taxes	(7,936)	7,741	10,354	—	10,159
(Benefit) provision for income taxes	(2,390)	3,044	1,029	—	1,683
Equity in earnings of subsidiaries	14,022	—	209	(14,231)	—
Net income (loss)	8,476	4,697	9,534	(14,231)	8,476
Net income attributable to noncontrolling interests	—	—	40	—	40
Net income (loss) attributable to Titan	$8,476	$4,697	$9,494	$(14,231)	$8,436

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Six Months Ended June 30, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$235,943	$801,576	$(236,548)	$800,971
Cost of sales	141	205,791	748,015	(236,548)	717,399
Gross (loss) profit	(141)	30,152	53,561	—	83,572
Selling, general and administrative expenses	3,181	23,204	45,266	—	71,651
Research and development expenses	492	1,585	3,084	—	5,161
Royalty expense	1,064	2,145	1,845	—	5,054
(Loss) income from operations	(4,878)	3,218	3,366	—	1,706
Interest expense	(14,170)	—	(2,058)	—	(16,228)
Intercompany interest income (expense)	1,274	1,890	(3,164)	—	—
Foreign exchange (loss) gain	(22)	(4)	4,510	—	4,484
Other income (expense)	943	(1,077)	3,199	—	3,065
(Loss) income before income taxes	(16,853)	4,027	5,853	—	(6,973)
(Benefit) provision for income taxes	(7,026)	283	5,440	—	(1,303)
Equity in earnings of subsidiaries	4,157	—	531	(4,688)	—
Net (loss) income	(5,670)	3,744	944	(4,688)	(5,670)
Net loss attributable to noncontrolling interests	—	—	(1,224)	—	(1,224)
Net (loss) income attributable to Titan	$(5,670)	$3,744	$2,168	$(4,688)	$(4,446)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Six Months Ended June 30, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$337,517	$516,769	$—	$854,286
Cost of sales	246	281,738	454,429	—	736,413
Gross (loss) profit	(246)	55,779	62,340	—	117,873
Selling, general and administrative expenses	2,873	32,260	33,466	—	68,599
Research and development expenses	493	1,969	3,169	—	5,631
Royalty expense	881	2,453	1,963	—	5,297
(Loss) income from operations	(4,493)	19,097	23,742	—	38,346
Interest expense	(13,639)	—	(1,551)	—	(15,190)
Intercompany interest income (expense)	1,251	1,922	(3,173)	—	—
Foreign exchange loss	—	(670)	(7,372)	—	(8,042)
Other income (expense)	6,628	(313)	3,912	—	10,227
(Loss) income before income taxes	(10,253)	20,036	15,558	—	25,341
(Benefit) provision for income taxes	(12,456)	7,304	6,049	—	897
Equity in earnings of subsidiaries	22,241	—	4,546	(26,787)	—
Net income (loss)	24,444	12,732	14,055	(26,787)	24,444
Net loss attributable to noncontrolling interests	—	—	(1,639)	—	(1,639)
Net income (loss) attributable to Titan	$24,444	$12,732	$15,694	$(26,787)	$26,083

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Three Months Ended June 30, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(6,677)	$(1,533)	$(4,406)	$5,939	$(6,677)
Currency translation adjustment	5,423	—	5,423	(5,423)	5,423
Pension liability adjustments, net of tax	538	753	(215)	(538)	538
Comprehensive (loss) income	(716)	(780)	802	(22)	(716)
Net comprehensive income attributable to redeemable and noncontrolling interests	—	—	385	—	385
Comprehensive (loss) income attributable to Titan	$(716)	$(780)	$417	$(22)	$(1,101)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Three Months Ended June 30, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$8,476	$4,697	$9,534	$(14,231)	$8,476
Currency translation adjustment	(38,338)	—	(38,338)	38,338	(38,338)
Pension liability adjustments, net of tax	690	646	44	(690)	690
Comprehensive (loss) income	(29,172)	5,343	(28,760)	23,417	(29,172)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(2,185)	—	(2,185)
Comprehensive (loss) income attributable to Titan	$(29,172)	$5,343	$(26,575)	$23,417	$(26,987)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Six Months Ended June 30, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(5,670)	$3,744	$944	$(4,688)	$(5,670)
Currency translation adjustment	1,044	—	1,044	(1,044)	1,044
Pension liability adjustments, net of tax	1,004	1,506	(502)	(1,004)	1,004
Comprehensive (loss) income	(3,622)	5,250	1,486	(6,736)	(3,622)
Net comprehensive income attributable to redeemable and noncontrolling interests	—	—	317	—	317
Comprehensive (loss) income attributable to Titan	$(3,622)	$5,250	$1,169	$(6,736)	$(3,939)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Six Months Ended June 30, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$24,444	$12,732	$14,055	$(26,787)	$24,444
Currency translation adjustment	(30,276)	—	(30,276)	30,276	(30,276)
Pension liability adjustments, net of tax	1,573	1,292	281	(1,573)	1,573
Comprehensive (loss) income	(4,259)	14,024	(15,940)	1,916	(4,259)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(3,225)	—	(3,225)
Comprehensive (loss) income attributable to Titan	$(4,259)	$14,024	$(12,715)	$1,916	$(1,034)

(Amounts in thousands)	Condensed Consolidating Balance Sheets June 30, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$6,352	$3	$60,011	$—	$66,366
Accounts receivable, net	—	73	271,933	—	272,006
Inventories	—	55,796	329,572	—	385,368
Prepaid and other current assets	2,996	17,740	41,737	—	62,473
Total current assets	9,348	73,612	703,253	—	786,213
Property, plant and equipment, net	11,311	94,374	270,312	—	375,997
Investment in subsidiaries	750,874	—	65,574	(816,448)	—
Other assets	2,721	4,970	99,627	—	107,318
Total assets	$774,254	$172,956	$1,138,766	$(816,448)	$1,269,528
Liabilities and Equity
Short-term debt	$456	$—	$70,910	$—	$71,366
Accounts payable	4,532	27,947	176,943	—	209,422
Other current liabilities	16,345	21,026	74,463	—	111,834
Total current liabilities	21,333	48,973	322,316	—	392,622
Long-term debt	437,903	—	7,485	—	445,388
Other long-term liabilities	5,123	19,597	63,190	—	87,910
Intercompany accounts	17,379	(407,724)	390,345	—	—
Redeemable noncontrolling interest	—	—	55,517	—	55,517
Titan shareholders' equity	292,516	512,110	294,756	(816,448)	282,934
Noncontrolling interests	—	—	5,157	—	5,157
Total liabilities and equity	$774,254	$172,956	$1,138,766	$(816,448)	$1,269,528

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Balance Sheets December 31, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$23,630	$4	$58,051	$—	$81,685
Accounts receivable, net	—	—	241,832	—	241,832
Inventories	—	68,858	326,877	—	395,735
Prepaid and other current assets	3,853	18,845	37,531	—	60,229
Total current assets	27,483	87,707	664,291	—	779,481
Property, plant and equipment, net	12,493	98,856	273,523	—	384,872
Investment in subsidiaries	749,645	—	66,308	(815,953)	—
Other assets	6,268	944	79,691	—	86,903
Total assets	$795,889	$187,507	$1,083,813	$(815,953)	$1,251,256
Liabilities and Equity
Short-term debt	$419	$—	$51,466	$—	$51,885
Accounts payable	1,447	29,922	180,760	—	212,129
Other current liabilities	22,065	20,051	68,938	—	111,054
Total current liabilities	23,931	49,973	301,164	—	375,068
Long-term debt	396,700	—	12,872	—	409,572
Other long-term liabilities	9,268	17,521	49,917	—	76,706
Intercompany accounts	77,363	(390,382)	313,019	—	—
Redeemable noncontrolling interest	—	—	119,813	—	119,813
Titan shareholders' equity	288,627	510,395	295,979	(815,953)	279,048
Noncontrolling interests	—	—	(8,951)	—	(8,951)
Total liabilities and equity	$795,889	$187,507	$1,083,813	$(815,953)	$1,251,256

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Six Months Ended June 30, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(16,658)	$4,213	$2,444	$(10,001)
Cash flows from investing activities:
Capital expenditures	(21)	(4,396)	(12,308)	(16,725)
Payment related to redeemable noncontrolling interest	(41,000)	—	—	(41,000)
Other, net	—	182	1,053	1,235
Net cash used for investing activities	(41,021)	(4,214)	(11,255)	(56,490)
Cash flows from financing activities:
Proceeds from borrowings	50,000	—	42,723	92,723
Payment on debt	(9,000)	—	(33,083)	(42,083)
Dividends paid	(599)	—	—	(599)
Net cash provided by financing activities	40,401	—	9,640	50,041
Effect of exchange rate change on cash	—	—	1,131	1,131
Net (decrease) increase in cash and cash equivalents	(17,278)	(1)	1,960	(15,319)
Cash and cash equivalents, beginning of period	23,630	4	58,051	81,685
Cash and cash equivalents, end of period	$6,352	$3	$60,011	$66,366

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Six Months Ended June 30, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(24,585)	$3,265	$(8,607)	$(29,927)
Cash flows from investing activities:
Capital expenditures	(83)	(3,274)	(15,059)	(18,416)
Other, net	220	1	663	884
Net cash provided by (used for) investing activities	137	(3,273)	(14,396)	(17,532)
Cash flows from financing activities:
Proceeds from borrowings	—	—	40,078	40,078
Payment on debt	—	—	(24,527)	(24,527)
Dividends paid	(598)	—	—	(598)
Net cash (used for) provided by financing activities	(598)	—	15,551	14,953
Effect of exchange rate change on cash	—	—	(4,573)	(4,573)
Net decrease in cash and cash equivalents	(25,046)	(8)	(12,025)	(37,079)
Cash and cash equivalents, beginning of period	59,740	13	83,817	143,570
Cash and cash equivalents, end of period	$34,694	$5	$71,792	$106,491

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

23. SUBSEQUENT EVENTS

The Company, in partnership with OEP and RDIF, previously acquired all of the equity interests in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia. The Company is party to the Shareholders' Agreement which was entered into in connection with the acquisition of Voltyre-Prom. The agreement contains a settlement put option which was exercisable during a six-month period beginning July 9, 2018. The settlement put option required Titan to purchase the equity interests from OEP and RDIF in Voltyre-Prom with cash or Titan common stock, at a value set by the agreement.

On January 8, 2019, the Company received notification of exercise of the put option from OEP. During the second quarter of 2019, the Company made a payment to OEP in the amount of $16 million representing the majority of the interest on the amount due to OEP. On July 30, 2019, the Titan Purchaser, a subsidiary of the Company, entered into the OEP Agreement with subsidiaries of OEP, relating to the settlement put option under the Shareholders' Agreement that was exercised by OEP. Pursuant to the terms of the OEP Agreement, on July 31, 2019, the Titan Purchaser paid OEP $30.7 million in cash, which together with the $16 million paid to OEP during the second quarter of 2019, fully satisfies the settlement put option exercised by OEP under the Shareholders' Agreement. Immediately following the closing, OEP ceased to have any ownership interest in, and the Titan Purchaser and RDIF owned 64.3% and 35.7%, respectively, of Voltyre-Prom.

The Company has included the results of Voltyre-Prom in the Company's condensed consolidated statements, as Voltyre-Prom was a variable interest entity for which Titan was the primary beneficiary. Titan will continue to include the results of Voltyre-Prom in the Company's condensed consolidated statements with a decrease in the noncontrolling interest.

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

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements, which are covered by the "Safe Harbor for Forward-Looking Statements" provided by the Private Securities Litigation Reform Act of 1995. Readers can identify these statements by the fact that they do not relate strictly to historical or current facts. The Company tried to identify forward-looking statements in this quarterly report by using words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could.” These forward-looking statements include, among other items:

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

OVERVIEW
Titan International, Inc., together with its subsidiaries, is a global manufacturer of off-highway wheels, tires, assemblies and undercarriage products. As a leading manufacturer in the off-highway industry, Titan produces a broad range of products to meet the specifications of original equipment manufacturers (OEMs) and aftermarket customers in the agricultural, earthmoving/construction, and consumer markets. Titan manufactures and sells certain tires under the Goodyear Farm Tire and Titan Tire brands and has complete research and development test facilities to validate wheel and rim designs.

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

MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
Agriculture-related commodity prices have recently rebounded somewhat, but remain low as a result of ongoing tariffs and trade concerns. Within North America, a delayed planting season caused by extraordinarily bad weather this spring is causing farmers to become more cautious about large equipment purchases. Most major OEMs are forecasting flat to modest growth in agricultural equipment sales (0% to 5%) during 2019 within most regions, while after-market spending has been reduced in recent months due to the uncertainty in the market caused by weather and trade. Many variables, including weather, volatility in the price of commodities, grain prices, export markets, foreign currency exchange rates, government policies, subsidies, and the demand for used equipment can greatly impact the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction market had a strong start in the beginning of 2019, while the second quarter experienced some moderation due to global economic volatility. Demand for larger construction equipment used for highways and infrastructure has been steady after several years of strong growth, and mining industry equipment demand continues to steadily increase within certain regions in 2019. Construction is mainly driven by GDP by country and the need for infrastructure developments. Mining is primarily driven by both the demand and pricing of commodities. Demand for Titan's products in this market is anticipated to be steady and modestly improve throughout the remainder of 2019. Demand for small and medium-sized earthmoving/construction equipment used in the housing and commercial construction sectors is anticipated to experience flat to slight growth. The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers.

CONSUMER MARKET OUTLOOK
The consumer market consists of several different distinct product lines within different regions. These products include light truck tires, turf equipment, specialty products, and train brakes. Overall, the Company expects flat to modest growth within this market during 2019. The consumer segment is affected by many variables including consumer spending, interest rates, government policies, and other macroeconomic drivers.

RESULTS OF OPERATIONS

Titan International, Inc.	Three months ended			Six months ended
(amounts in thousands)	June 30,			June 30,
	2019	2018	% Increase/(Decrease)	2019	2018	% Increase/(Decrease)
Net sales	$390,597	$428,904	(8.9)%	$800,971	$854,286	(6.2)%
Gross profit	38,308	58,312	(34.3)%	83,572	117,873	(29.1)%
Gross profit %	9.8%	13.6%		10.4%	13.8%
Selling, general and administrative expenses	35,746	33,960	5.3%	71,651	68,599	4.4%
Research and development expenses	2,544	2,754	(7.6)%	5,161	5,631	(8.3)%
Royalty expense	2,448	2,634	(7.1)%	5,054	5,297	(4.6)%
(Loss) income from operations	(2,430)	18,964	(112.8)%	1,706	38,346	(95.6)%

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Net Sales
Net sales for the second quarter of 2019 were $390.6 million, compared to $428.9 million in the comparable quarter of 2018, a decrease of 8.9% driven by sales decreases in all segments. Overall net sales volume was down 4.3% from the comparable prior year quarter, due primarily to increasingly volatile conditions in the North American agricultural segment, primarily caused by wet weather conditions which have persisted in many of the farming regions, and ongoing global trade issues. In addition, sales were negatively impacted by continued challenging market conditions in Russia and Europe. Unfavorable changes in price/mix negatively impacted net sales by 0.8%, while unfavorable currency translation further decreased net sales by 3.8%.

Net sales for the six months ended June 30, 2019, were $801.0 million, compared to $854.3 million in the comparable period of 2018, a decrease of 6.2% driven by sales decreases in all segments. Overall net sales volume was down 3.9% from the comparable prior year period, due primarily to the market challenges in Russia and volatility in the North American and European agricultural segments, as a result of the issues described earlier. Unfavorable currency translation further decreased net sales by 4.8%. Favorable price/mix partially offset these decreases with a 2.5% positive impact on net sales.

Gross Profit
Gross profit for the second quarter of 2019 was $38.3 million, or 9.8% of net sales, down $20.0 million compared to $58.3 million, or 13.6% of net sales, for the second quarter of 2018. The decrease in gross profit was driven by the impact of lower sales volume across most geographic regions and effects of currency devaluation, especially in Europe, Latin America, and Russia. Gross profit margins in the U.S. were impacted by rapidly changing market conditions where sales volume decreased and there was limited ability in the period to trim production costs. Gross profit and margins were also impacted by performance in the North American wheel business.  While sales were relatively flat versus the prior year and material costs have been declining recently, sales primarily came from elevated inventory levels from earlier in the year where production costs were higher as we prepared for the ERP transition and the expectation of increased demand in the market.

Gross profit for the six months ended June 30, 2019, was $83.6 million, or 10.4% of net sales, compared to $117.9 million, or 13.8% of net sales, for the six months ended June 30, 2018. The decrease in gross profit was primarily due to a decrease of sales in all segments which resulted from lower volume and unfavorable currency impact. Additionally, North American gross profit and margins were negatively impacted by short term impacts from higher costs of inventory sold in the first quarter, the impact of higher production costs, and decreased sales volumes during the second quarter.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the second quarter of 2019 were $35.7 million, or 9.2% of net sales, compared to $34.0 million, or 7.9% of net sales, for the second quarter of 2018.  The increase in SG&A primarily related to certain investments in information technology in North America and an increase in legal fees. SG&A expenses for the six months ended June 30, 2019, were $71.7 million, or 8.9% of net sales, compared to $68.6 million, or 8.0% of net sales, for the six months ended June 30, 2018.  The increase was primarily due to certain investments in information technology in North America and additional legal fees.

Research and Development Expenses
Research and development (R&D) expenses for the second quarter of 2019 were $2.5 million, or 0.7% of net sales, compared to $2.8 million, or 0.6% of net sales, for the second quarter of 2018. R&D expenses for the six months ended June 30, 2019, were $5.2 million, or 0.6% of net sales, were slightly favorable compared to $5.6 million, or 0.7% of net sales, for the comparable period in 2018. R&D spending reflects initiatives to improve product designs and an ongoing focus on quality.

Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025.

Royalty expenses for the second quarter of 2019 were $2.4 million, or 0.6% of net sales, compared to $2.6 million, or 0.6% of net sales, for the second quarter of 2018. Royalty expenses for the six months ended June 30, 2019, were $5.1 million, or 0.6% of net sales, compared to $5.3 million, or 0.6% of net sales, for the six months ended June 30, 2018.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Income (Loss) from Operations
Loss from operations for the second quarter of 2019 was $2.4 million, compared to income of $19.0 million for the second quarter of 2018. Income from operations for the six months ended June 30, 2019, was $1.7 million, compared to $38.3 million for the six months ended June 30, 2018. The decrease in income from operations for these periods was primarily driven by lower net sales and the net result of the items previously discussed in this quarterly report.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense was $8.3 million and $7.7 million for the quarters ended June 30, 2019 and 2018, respectively, and $16.2 million and $15.2 million for the six months ended June 30, 2019 and 2018, respectively. The increase in interest expense was primarily due to increased borrowings under Titan's revolving credit facility and increases in borrowing rates.

Foreign Exchange Gain (Loss)
Foreign exchange loss was $1.2 million for the second quarter of 2019, compared to loss of $3.6 million for the second quarter of 2018. Foreign exchange gain was $4.5 million for the six months ended June 30, 2019, compared to loss of $8.0 million for the six months ended June 30, 2018. Foreign currency gain or loss is the result of the translation of intercompany loans at certain foreign subsidiaries which are denominated in local currencies rather than the reporting currency, which is the United States dollar. Since such loans are expected to be settled in cash at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates.

Other Income
Other income was $2.1 million for the quarter ended June 30, 2019, as compared to $2.5 million in the comparable quarter of 2018.  The decrease in other income for the quarter ended June 30, 2019, as compared to the same period in 2018 is primarily attributable to lower equity investment income.

Other income was $3.1 million for the six months ended June 30, 2019, as compared to $10.2 million in the comparable period of 2018.  The decrease in other income for the quarter ended June 30, 2019, as compared to the comparable period in 2018 is primarily attributable to a non-recurring legal settlement in 2018 and lower equity investment income.

Provision (Benefit) for Income Taxes
The Company recorded income tax benefit of $3.2 million and income tax expense of $1.7 million for the quarters ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded income tax benefit of $1.3 million and income tax expense of $0.9 million, respectively. The Company's effective income tax rate was 33% and 17% for the quarters ended June 30, 2019 and 2018, and 19% and 4% for the six months ended June 30, 2019 and 2018, respectively.

The Company’s 2019 and 2018 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses and a reduction of the liability for unrecognized tax positions. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the six months ended June 30, 2019 and 2018.

Net Income (Loss) and Earnings (Loss) per Share
Net loss for the second quarter of 2019 was $6.7 million, compared to net income of $8.5 million in the comparable quarter of 2018. For the quarters ended June 30, 2019 and 2018, basic and diluted earnings (loss) per share were $(0.12) and $0.06, respectively. The Company's net loss and earnings per share were due to the items previously discussed.

Net loss for the six months ended June 30, 2019 was $5.7 million, compared to net income of $24.4 million in the comparable period of 2018. For the six months ended June 30, 2019 and 2018, basic and diluted earnings (loss) per share were $(0.10) and $0.32, respectively. The Company's net loss and earnings per share were due to the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

SEGMENT INFORMATION

Segment Summary (amounts in thousands):

Three months ended June 30, 2019	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$164,284	$184,782	$41,531	$—	$390,597
Gross profit	14,247	19,701	4,360	—	38,308
Income (loss) from operations	4,365	5,697	1,228	(13,720)	(2,430)
Three months ended June 30, 2018
Net sales	$186,870	$198,963	$43,071	$—	$428,904
Gross profit	27,270	24,260	6,782	—	58,312
Income (loss) from operations	19,002	11,575	3,651	(15,264)	18,964

Six months ended June 30, 2019	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$356,014	$361,527	$83,430	$—	$800,971
Gross profit	36,372	37,871	9,329	—	83,572
Income (loss) from operations	18,293	11,225	3,349	(31,161)	1,706
Six months ended June 30, 2018
Net sales	$381,037	$387,696	$85,553	$—	$854,286
Gross profit	57,231	46,722	13,920	—	117,873
Income (loss) from operations	40,323	21,528	7,598	(31,103)	38,346

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended			Six months ended
	June 30,			June 30,
	2019	2018	% Increase/(Decrease)	2019	2018	% Increase/(Decrease)
Net sales	$164,284	$186,870	(12.1)%	$356,014	$381,037	(6.6)%
Gross profit	14,247	27,270	(47.8)%	36,372	57,231	(36.4)%
Income from operations	4,365	19,002	(77.0)%	18,293	40,323	(54.6)%

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Net sales in the agricultural segment were $164.3 million for the quarter ended June 30, 2019, as compared to $186.9 million for the comparable period in 2018, a decrease of 12.1%. Lower sales volume contributed 6.5% of this decrease while unfavorable currency translation, primarily in Latin America and Europe, decreased net sales by 3.6%. Unfavorable price/mix further decreased net sales by 2.0%. Lower sales volumes were primarily caused by challenging market conditions, particularly in the United States, where wet weather conditions persisted in many of the farming regions as well as ongoing global trade issues which continue to cause uncertainty for customers.

Gross profit in the agricultural segment was $14.2 million for the quarter ended June 30, 2019, as compared to $27.3 million in the comparable quarter of 2018. The North American gross profit and margins were negatively affected by the adverse weather conditions that have persisted. Additionally, the North American operations experienced short-term impacts of decreased margins caused by rapidly changing markets and limited ability to decrease production costs during the period. Europe and Russia experienced similar impacts during the quarter. Gross profit and margins were also impacted by performance in the North American wheel business.  While sales were relatively flat compared to the prior year and material costs have been declining recently, sales primarily came from elevated inventory levels from earlier in the year where production costs were higher as we prepared for the ERP transition and the expectation of increased demand in the market. Unfavorable foreign currency translation and lower sales volume in most geographic areas also contributed to the decrease in gross profit. Income from operations in the agricultural segment was $4.4 million for the quarter ended June 30, 2019, as compared to $19.0 million for the comparable period in 2018.

Net sales in the agricultural segment were $356.0 million for the six months ended June 30, 2019, as compared to $381.0 million for the comparable period in 2018, a decrease of 6.6%. Lower sales volumes contributed 4.4% of this decrease while unfavorable currency translation in all international locations further decreased net sales by 4.7%. Favorable price/mix partially offset these decreases with a 2.5% positive impact on net sales. Lower sales volumes in the first half of 2019 were primarily a result of the difficult market conditions due to global trade issues and the adverse weather conditions mentioned earlier.

Gross profit in the agricultural segment was $36.4 million for the six months ended June 30, 2019, as compared to $57.2 million in the comparable period of 2018. Lower sales volume and unfavorable foreign currency translation drove the overall decrease in gross profit. Income from operations in the agricultural segment was $18.3 million for the six months ended June 30, 2019, as compared to $40.3 million for the comparable period in 2018.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended			Six months ended
	June 30,			June 30,
	2019	2018	% Increase/(Decrease)	2019	2018	% Increase/(Decrease)
Net sales	$184,782	$198,963	(7.1)%	$361,527	$387,696	(6.7)%
Gross profit	19,701	24,260	(18.8)%	37,871	46,722	(18.9)%
Income from operations	5,697	11,575	(50.8)%	11,225	21,528	(47.9)%

The Company's earthmoving/construction segment net sales were $184.8 million for the quarter ended June 30, 2019, as compared to $199.0 million in the comparable quarter of 2018, a decrease of 7.1%. The decrease in earthmoving/construction sales was driven by decreased volume which negatively impacted net sales by 3.0%. There have been selective delays in customer expectations on deliveries from the first half of the year as market demand for original equipment has shifted, which should occur during upcoming periods. Unfavorable currency translation across all non-US geographies and an unfavorable price mix decreased net sales by 4.0% and 0.1%, respectively.

Gross profit in the earthmoving/construction segment was $19.7 million for the quarter ended June 30, 2019, as compared to $24.3 million in the comparable quarter of 2018. The decrease in gross profit was primarily driven by the lower sales volume which created certain production inefficiencies, and from unfavorable foreign currency translation. The Company's earthmoving/construction segment income from operations was $5.7 million for the quarter ended June 30, 2019, as compared to $11.6 million for the comparable quarter of 2018.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company's earthmoving/construction segment net sales were $361.5 million for the six months ended June 30, 2019, as compared to $387.7 million in the comparable period of 2018, a decrease of 6.7%. The decrease in earthmoving/construction sales was driven by decreased volume which negatively impacted net sales by 3.5%. This decrease was primarily caused by similar shifts in customer demand for deliveries that were experienced in the second quarter. Unfavorable currency translation across all non-US geographies decreased net sales by 4.7% which was partially offset by a favorable price/mix of 1.5%.

Gross profit in the earthmoving/construction segment was $37.9 million for the six months ended June 30, 2019, as compared to $46.7 million in the comparable period of 2018. The decrease in gross profit was primarily due to lower sales volume and unfavorable foreign currency translation. The Company's earthmoving/construction segment income from operations was $11.2 million for the six months ended June 30, 2019, as compared to $21.5 million for the comparable period of 2018.

Consumer Segment Results
Consumer segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended			Six months ended
	June 30,			June 30,
	2019	2018	% Increase/(Decrease)	2019	2018	% Increase/(Decrease)
Net sales	$41,531	$43,071	(3.6)%	$83,430	$85,553	(2.5)%
Gross profit	4,360	6,782	(35.7)%	9,329	13,920	(33.0)%
Income from operations	1,228	3,651	(66.4)%	3,349	7,598	(55.9)%

Consumer segment net sales were $41.5 million for the quarter ended June 30, 2019, as compared to $43.1 million in the comparable quarter of 2018, a decrease of approximately 3.6%. This decrease was driven by unfavorable currency translation, primarily in Latin America, of 4.2% and lower volume, which contributed an additional decrease of 1.0% to net sales. Favorable price/mix positively contributed 1.6% to net sales, partially offsetting the aforementioned variables.

Gross profit from the consumer segment was $4.4 million for the quarter ended June 30, 2019, as compared to $6.8 million for the comparable quarter of 2018 due primarily to the mix of products sold in certain geographies. Consumer segment income from operations was $1.2 million for the quarter ended June 30, 2019, as compared to $3.7 million for the comparable quarter of 2018.

Consumer segment net sales were $83.4 million for the six months ended June 30, 2019, as compared to $85.6 million in the comparable period of 2018, a decrease of approximately 2.5%. This decrease was primarily due to unfavorable currency translation in all international locations, which contributed to a 6.1% decrease to net sales, and lower volume, which contributed an additional decrease of 3.0% to net sales. Favorable price/mix contributed 6.6% to net sales, partially offsetting the aforementioned variables.

Gross profit from the consumer segment was $9.3 million for the six months ended June 30, 2019, as compared to $13.9 million for the comparable period of 2018. Consumer segment income from operations was $3.3 million for the quarter ended June 30, 2019, as compared to $7.6 million for the comparable period of 2018.

Corporate & Unallocated Expenses
Income from operations on a segment basis did not include corporate expenses totaling $13.7 million for the quarter ended June 30, 2019, and $31.2 million for the six months ended June 30, 2019, as compared to $15.3 million for the comparable quarter of 2018 and $31.1 million for the six months ended June 30, 2018, respectively.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of June 30, 2019, the Company had $66.4 million of cash, a decrease of $15.3 million from December 31, 2018, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Six months ended June 30,
	2019	2018	Change
Net (loss) income	$(5,670)	$24,444	$(30,114)
Depreciation and amortization	27,809	30,175	(2,366)
Deferred income tax provision	156	287	(131)
Foreign currency translation (gain) loss	(1,789)	8,034	(9,823)
Accounts receivable	(27,193)	(70,633)	43,440
Inventories	14,258	(47,612)	61,870
Prepaid and other current assets	(1,763)	(4,555)	2,792
Accounts payable	(3,863)	39,550	(43,413)
Other current liabilities	(6,949)	(660)	(6,289)
Other liabilities	(7,316)	(5,212)	(2,104)
Other operating activities	2,319	(3,745)	6,064
Cash used for operating activities	$(10,001)	$(29,927)	$19,926

In the first six months of 2019, operating activities used $10.0 million of cash, including a negative impact from increases in accounts receivable of $27.2 million, offset by decreased inventory of $14.3 million. Included in the net loss of $5.7 million were non-cash charges for depreciation and amortization of $27.8 million and foreign currency translation gain of $1.8 million.

Operating cash flows increased $19.9 million when comparing the first six months of 2019 to the comparable period in 2018. Net income in the first six months of 2019 decreased $30.1 million from income in the first six months of 2018. When comparing the first six months of 2019 to the comparable period in 2018, cash flows from operating activities increased in inventories and accounts receivable by $61.9 million and $43.4 million, respectively.

Summary of the components of cash conversion cycle:

	June 30,	December 31,	June 30,
	2019	2018	2018
Days sales outstanding	63	61	60
Days inventory outstanding	105	115	96
Days payable outstanding	(57)	(62)	(58)
Cash conversion cycle	111	114	98

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Six months ended June 30,
	2019	2018	Change
Capital expenditures	$(16,725)	$(18,416)	$1,691
Payments related to redeemable noncontrolling interest	(41,000)	—	(41,000)
Other investing activities	1,235	884	351
Cash used for investing activities	$(56,490)	$(17,532)	$(38,958)

Net cash used for investing activities was $56.5 million in the first six months of 2019, as compared to $17.5 million in the first six months of 2018. The Company made payments of $41 million related to satisfaction of obligations relating to the settlement put option under the Shareholders’ Agreement in the first six months of 2019. The Company invested a total of $16.7 million in capital expenditures in the first six months of 2019, compared to $18.4 million in the comparable period of 2018. The expenditures during the first six months of 2019 and 2018 represent various equipment purchases and improvements to enhance production capabilities of Titan's existing business and to maintain existing equipment.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Six months ended June 30,
	2019	2018	Change
Proceeds from borrowings	$92,723	$40,078	$52,645
Payment on debt	(42,083)	(24,527)	(17,556)
Dividends paid	(599)	(598)	(1)
Cash provided by financing activities	$50,041	$14,953	$35,088

In the first six months of 2019, $50.0 million of cash was provided by financing activities. This cash was primarily provided through debt financing, with proceeds from borrowing providing $92.7 million, offset by payments on debt of $42.1 million.

Debt Restrictions
The Company’s revolving credit facility (credit facility) and indenture relating to the 6.50% senior secured notes due 2023 contain various restrictions, including:

•
When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($12.5 million as of June 30, 2019), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity Outlook
At June 30, 2019, the Company had $66.4 million of cash and cash equivalents. At June 30, 2019, under the Company's $125 million credit facility, there were $41 million in borrowings, a $10.3 million letter of credit, and the amount available totaled $57.3 million. Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. The cash and cash equivalents balance of $66.4 million included $54.0 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. As a result of the 2017 Tax Cuts and Jobs Act, the Company can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal additional taxes other than state income and foreign withholding tax. Titan expects to contribute approximately $1.6 million to its defined benefit pension plans during the remainder of 2019.

Total capital expenditures for 2019 are forecasted to be approximately $40 million. Cash payments for interest are currently forecasted to be approximately $20 million for the last six months of 2019 based on June 30, 2019, debt balances. The forecasted interest payments are comprised primarily of the semi-annual payment of approximately $13 million (paid in May and November) for the 6.50% senior secured notes.

The Company's redeemable noncontrolling interest in Voltyre-Prom includes a settlement put option that was exercisable during a six-month period beginning July 9, 2018. As of the filing date of this Form 10-Q, both shareholders have exercised their put option in accordance with the Shareholder's Agreement. See Note 9 and Note 23 to the Company's condensed consolidated financial statements regarding the Company's redeemable noncontrolling interest, the settlement put option and related subsequent events.

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

Cash and cash equivalents, totaling $66.4 million at June 30, 2019, along with anticipated internal cash flows from operations and utilization of remaining available borrowings, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures. Potential divestitures and unencumbered assets are also a means to provide for future liquidity needs.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes in the Company’s Critical Accounting Estimates since the filing of the 2018 Form 10-K. As discussed in the 2018 Form 10-K, the preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates, assumptions, and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates and assumptions.  Also see Note 1 - Basis of Presentation and Significant Accounting Policies in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of the Company’s updated accounting policies, including with respect to revenue recognition and leases.

TITAN INTERNATIONAL, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A - Quantitative and Qualitative Disclosures About Market Risk included in the 2018 Form 10-K. There have been no material changes in this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the second quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors to the 2018 Form 10-K.

Item 6. Exhibits

10	Second Amendment to Credit and Security Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10 contained in the Company's Current Report on Form 8-K filed on May 21, 2019)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TITAN INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	July 31, 2019	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID A. MARTIN
David A. Martin
SVP and Chief Financial Officer
(Principal Financial Officer)