Form 10-Q
period 2019-09-30
TITAN INTERNATIONAL INC
filed 2019-11-07
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: September 30, 2019
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

Indicate the number of shares of Titan International, Inc. outstanding: 60,287,585 shares of common stock, $0.0001 par value, as of October 31, 2019.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Net sales	$345,905	$384,719	$1,146,876	$1,239,005
Cost of sales	318,805	341,015	1,036,204	1,077,428
Gross profit	27,100	43,704	110,672	161,577
Selling, general and administrative expenses	34,954	33,709	106,605	102,308
Research and development expenses	2,309	2,591	7,470	8,222
Royalty expense	2,453	2,581	7,507	7,878
(Loss) income from operations	(12,616)	4,823	(10,910)	43,169
Interest expense	(8,357)	(7,596)	(24,585)	(22,786)
Foreign exchange (loss) gain	(2,266)	855	2,218	(7,187)
Other income	5,259	7,437	8,324	17,664
(Loss) income before income taxes	(17,980)	5,519	(24,953)	30,860
Provision for income taxes	2,064	2,841	761	3,738
Net (loss) income	(20,044)	2,678	(25,714)	27,122
Net (loss) income attributable to noncontrolling interests	(900)	383	(2,124)	(1,256)
Net (loss) income attributable to Titan	(19,144)	2,295	(23,590)	28,378
Redemption value adjustment	(491)	(4,045)	(1,928)	(11,066)
Net (loss) income applicable to common shareholders	$(19,635)	$(1,750)	$(25,518)	$17,312

Earnings per common share:
Basic	$(0.33)	$(0.03)	$(0.43)	$0.29
Diluted	$(0.33)	$(0.03)	$(0.43)	$0.29
Average common shares and equivalents outstanding:
Basic	60,161	59,897	60,037	59,787
Diluted	60,161	59,897	60,037	59,893

Dividends declared per common share:	$0.005	$0.005	$0.015	$0.015

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	September 30,
	2019	2018
Net (loss) income	$(20,044)	$2,678
Currency translation adjustment	(20,324)	(13,577)
Pension liability adjustments, net of tax of $79 and $4, respectively	590	733
Comprehensive loss	(39,778)	(10,166)
Net comprehensive loss attributable to redeemable and noncontrolling interests	(1,213)	(811)
Comprehensive loss attributable to Titan	$(38,565)	$(9,355)

	Nine months ended
	September 30,
	2019	2018
Net (loss) income	$(25,714)	$27,122
Currency translation adjustment	(19,280)	(43,853)
Pension liability adjustments, net of tax of $311 and $(40), respectively	1,594	2,306
Comprehensive loss	(43,400)	(14,425)
Net comprehensive loss attributable to redeemable and noncontrolling interests	(897)	(4,036)
Comprehensive loss attributable to Titan	$(42,503)	$(10,389)

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	September 30, 2019	December 31, 2018

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$78,603	$81,685
Accounts receivable, net	221,228	241,832
Inventories	351,871	395,735
Prepaid and other current assets	80,692	60,229
Total current assets	732,394	779,481
Property, plant and equipment, net	366,121	384,872
Operating lease assets	23,497	—
Deferred income taxes	1,657	2,874
Other assets	65,933	84,029
Total assets	$1,189,602	$1,251,256

Liabilities
Current liabilities
Short-term debt	$64,228	$51,885
Accounts payable	182,337	212,129
Other current liabilities	119,383	111,054
Total current liabilities	365,948	375,068
Long-term debt	464,827	409,572
Deferred income taxes	7,435	9,416
Other long-term liabilities	78,216	67,290
Total liabilities	916,426	861,346

Redeemable noncontrolling interest	25,000	119,813

Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 60,715,356 issued at September 30, 2019, and December 31, 2018)	—	—
Additional paid-in capital	533,538	519,498
Retained deficit	(49,197)	(29,048)
Treasury stock (at cost, 548,881 and 798,383 shares, respectively)	(6,490)	(7,831)
Accumulated other comprehensive loss	(233,620)	(203,571)
Total Titan shareholders’ equity	244,231	279,048
Noncontrolling interests	3,945	(8,951)
Total equity	248,176	270,097
Total liabilities and equity	$1,189,602	$1,251,256

 See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Stock reserved for deferred compensation	Accumulated other comprehensive (loss) income	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2018	59,800,559	$531,708	$(44,022)	$(8,606)	$(1,075)	$(157,076)	$320,929	$(10,845)	$310,084
Net income (loss) *			17,647				17,647	(1,164)	16,483
Currency translation adjustment, net *						7,423	7,423	291	7,714
Pension liability adjustments, net of tax						883	883		883
Dividends declared			(299)				(299)		(299)
Accounting standards adoption			88				88	35	123
Redemption value adjustment		(2,343)					(2,343)		(2,343)
Stock-based compensation		73					73		73
VIE contributions							—	476	476
Issuance of treasury stock under 401(k) plan	10,211	42		91			133		133
Balance March 31, 2018	59,810,770	$529,480	$(26,586)	$(8,515)	$(1,075)	$(148,770)	$344,534	$(11,207)	$333,327
Net income (loss) *			8,436				8,436	(14)	8,422
Currency translation adjustment, net *						(36,113)	(36,113)	330	(35,783)
Pension liability adjustments, net of tax						690	690		690
Dividends declared			(300)				(300)		(300)
Restricted stock awards	30,000						—		—
Acquisition of additional interest		(1,032)				(4,325)	(5,357)	5,208	(149)
Redemption value adjustment		(4,678)					(4,678)		(4,678)
Stock-based compensation		545					545		545
VIE distributions							—	(1,429)	(1,429)
Deferred compensation transactions		113			1,075		1,188		1,188
Issuance of treasury stock under 401(k) plan	12,011	38		108			146		146
Balance June 30, 2018	59,852,781	$524,466	$(18,450)	$(8,407)	$—	$(188,518)	$309,091	$(7,112)	$301,979
Net income *			2,295				2,295	1,028	3,323
Currency translation adjustment, net *						(12,383)	(12,383)	(145)	(12,528)
Pension liability adjustments, net of tax						733	733		733
Dividends declared			(301)				(301)		(301)
Restricted stock awards	31,897						—		—
Redemption value adjustment		(4,045)					(4,045)		(4,045)
Stock-based compensation		(57)		286			229		229
VIE distributions							—	(889)	(889)
Issuance of treasury stock under 401(k) plan	12,941	25		117			142		142
Balance September 30, 2018	59,897,619	$520,389	$(16,456)	$(8,004)	$—	$(200,168)	$295,761	$(7,118)	$288,643
* Net income (loss) excludes net income (loss) attributable to redeemable noncontrolling interest of $(515), $54, and $(645) for the three months ended March 31, 2018; June 30, 2018, and September 30, 2018, respectively. Currency translation adjustment excludes $348, $(2,555), and $(1,049) of currency translation related to redeemable noncontrolling interest for the three months ended March 31, 2018; June 30, 2018; and September 30, 2018, respectively.

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2019	59,916,973	$519,498	$(29,048)	$(7,831)	$(203,571)	$279,048	$(8,951)	$270,097
Net income (loss) *			1,977			1,977	(636)	1,341
Currency translation adjustment, net *					(5,281)	(5,281)	474	(4,807)
Pension liability adjustments, net of tax					466	466		466
Dividends declared			(301)			(301)		(301)
Accounting standards adoption			4,346		(4,933)	(587)		(587)
Redeemable noncontrolling interest activity		9,437				9,437	15,445	24,882
Redemption value adjustment		(776)				(776)		(776)
Stock-based compensation		269				269		269
VIE distributions						—	(1,054)	(1,054)
Issuance of treasury stock under 401(k) plan	29,414	(123)		264		141		141
Balance March 31, 2019	59,946,387	$528,305	$(23,026)	$(7,567)	$(213,319)	$284,393	$5,278	$289,671
Net (loss) income *			(6,424)			(6,424)	12	(6,412)
Currency translation adjustment, net *					4,785	4,785	317	5,102
Pension liability adjustments, net of tax					538	538		538
Dividends declared			(301)			(301)		(301)
Redemption value adjustment		(661)				(661)		(661)
Stock-based compensation		286				286		286
VIE distributions						—	(450)	(450)
Issuance of treasury stock under 401(k) plan	53,983	(167)		485		318		318
Balance June 30, 2019	60,000,370	$527,763	$(29,751)	$(7,082)	$(207,996)	$282,934	$5,157	$288,091
Net loss *			(19,144)			(19,144)	(680)	(19,824)
Currency translation adjustment, net *					(20,011)	(20,011)	(247)	(20,258)
Pension liability adjustments, net of tax					590	590		590
Dividends declared			(302)			(302)		(302)
Acquisition of additional interest		6,203			(6,203)	—	—	—
Redemption value adjustment		(491)				(491)		(491)
Stock-based compensation	100,118	347				347		347
VIE distributions						—	(285)	(285)
Issuance of treasury stock under 401(k) plan	65,987	(284)		592		308		308
Balance September 30, 2019	60,166,475	$533,538	$(49,197)	$(6,490)	$(233,620)	$244,231	$3,945	$248,176

* Net income (loss) excludes $(334), $(265), and $(220) of net loss attributable to redeemable noncontrolling interest for the three months ended March 31, 2019; June 30, 2019; and September 30, 2019, respectively. Currency translation adjustment excludes $428, $321, and $(66) of currency translation related to redeemable noncontrolling interest for the three months ended March 31, 2019; June 30, 2019; and September 30, 2019, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2019	2018
Net (loss) income	$(25,714)	$27,122
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	41,347	43,395
Deferred income tax provision	(738)	(863)
Gain on investment sale	(4,695)	—
Stock-based compensation	959	847
Issuance of treasury stock under 401(k) plan	767	421
Foreign currency translation (gain) loss	(2,327)	3,667
(Increase) decrease in assets:
Accounts receivable	16,124	(52,818)
Inventories	36,920	(62,560)
Prepaid and other current assets	(3,073)	2,299
Other assets	(1,110)	(6,021)
Increase (decrease) in liabilities:
Accounts payable	(24,998)	25,213
Other current liabilities	3,634	(5,072)
Other liabilities	(5,884)	(8,336)
Net cash provided by (used for) operating activities	31,212	(32,706)
Cash flows from investing activities:
Capital expenditures	(26,254)	(26,498)
Payments related to redeemable noncontrolling interest	(71,722)	—
Other	1,354	1,484
Net cash used for investing activities	(96,622)	(25,014)
Cash flows from financing activities:
Proceeds from borrowings	124,153	48,108
Payment on debt	(59,296)	(30,139)
Dividends paid	(901)	(900)
Net cash provided by financing activities	63,956	17,069
Effect of exchange rate changes on cash	(1,628)	(6,120)
Net decrease in cash and cash equivalents	(3,082)	(46,771)
Cash and cash equivalents, beginning of period	81,685	143,570
Cash and cash equivalents, end of period	$78,603	$96,799

Supplemental information:
Interest paid	$18,060	$16,814
Income taxes paid, net of refunds received	$6,120	$7,379

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Titan International, Inc. and its subsidiaries (Titan or the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of September 30, 2019, and the results of operations and cash flows for the three and nine months ended September 30, 2019 and 2018, and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 7, 2019 (the 2018 Form 10-K). All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.50% senior secured notes due 2023 (senior secured notes) were carried at a cost of $395.7 million at September 30, 2019. The fair value of the senior secured notes at September 30, 2019, as obtained through an independent pricing source, was approximately $319.4 million.

Cash dividends
The Company declared cash dividends of $0.005 per share of common stock for each of the quarters ended September 30, 2019 and 2018, respectively. The third quarter 2019 cash dividend of $0.005 per share of common stock was paid on October 15, 2019, to shareholders of record on September 30, 2019.

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

2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of the dates set forth below (amounts in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable	$224,451	$245,236
Allowance for doubtful accounts	(3,223)	(3,404)
Accounts receivable, net	$221,228	$241,832

Accounts receivable are reduced by an estimated allowance for doubtful accounts, which is based on known risks and historical losses.

3. INVENTORIES

Inventories consisted of the following as of the dates set forth below (amounts in thousands):

	September 30, 2019	December 31, 2018
Raw material	$92,468	$110,806
Work-in-process	53,218	55,543
Finished goods	206,185	229,386
	$351,871	$395,735

Inventories are valued at the lower of cost or net realizable value. Net realizable value is estimated based on current selling prices. Inventory costs are calculated using the first-in, first-out (FIFO) method or average cost method. Estimated provisions are established for slow-moving and obsolete inventory.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following as of the dates set forth below (amounts in thousands):

	September 30, 2019	December 31, 2018
Land and improvements	$44,658	$43,562
Buildings and improvements	256,251	255,451
Machinery and equipment	592,450	592,932
Tools, dies and molds	110,302	109,537
Construction-in-process	19,839	18,867
	1,023,500	1,020,349
Less accumulated depreciation	(657,379)	(635,477)
	$366,121	$384,872

Depreciation on property, plant and equipment for the nine months ended September 30, 2019 and 2018, totaled $38.9 million and $40.7 million, respectively.

5. INTANGIBLE ASSETS, NET

The components of intangible assets consisted of the following as of the dates set forth below (amounts in thousands):

	Weighted Average Useful Lives (in years) September 30, 2019	September 30, 2019	December 31, 2018
Amortizable intangible assets:
Customer relationships	7.9	$12,151	$12,967
Patents, trademarks and other	7.8	11,224	11,356
Total at cost		23,375	24,323
Less accumulated amortization		(13,407)	(12,676)
		$9,968	$11,647

Amortization related to intangible assets for the nine months ended September 30, 2019 and 2018, totaled $1.5 million and $1.8 million, respectively. Intangible assets are included as a component of other assets in the Condensed Consolidated Balance Sheet.

The estimated aggregate amortization expense at September 30, 2019, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

October 1 - December 31, 2019	$573
2020	2,029
2021	1,331
2022	955
2023	955
Thereafter	4,125
$9,968

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. WARRANTY

Changes in the warranty liability during the nine months ended September 30, 2019 and 2018, respectively, consisted of the following (amounts in thousands):

	2019	2018
Warranty liability, January 1	$16,327	$18,612
Provision for warranty liabilities	3,599	5,522
Warranty payments made	(4,969)	(5,407)
Warranty liability, September 30	$14,957	$18,727

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

7. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following as of the dates set forth below (amounts in thousands):

	September 30, 2019
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(4,259)	$395,741
Titan Europe credit facilities	41,236	—	41,236
Revolving credit facility	59,000	—	59,000
Other debt	28,202	—	28,202
Capital leases	4,876	—	4,876
Total debt	533,314	(4,259)	529,055
Less amounts due within one year	64,228	—	64,228
Total long-term debt	$469,086	$(4,259)	$464,827

	December 31, 2018
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(4,897)	$395,103
Titan Europe credit facilities	35,115	—	35,115
Other debt	28,429	—	28,429
Capital leases	2,810	—	2,810
Total debt	466,354	(4,897)	461,457
Less amounts due within one year	51,885	—	51,885
Total long-term debt	$414,469	$(4,897)	$409,572

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Aggregate principal maturities of long-term debt at September 30, 2019, for each of the years (or other periods) set forth below were as follows (amounts in thousands):

October 1 - December 31, 2019	$43,914
2020	22,159
2021	2,810
2022	61,891
2023	401,593
Thereafter	947
$533,314

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

Titan Europe credit facilities
The Titan Europe credit facilities include borrowings from various institutions totaling $41.2 million in aggregate principal amount at September 30, 2019. Maturity dates on this debt range from less than one year to nine years. The Titan Europe facilities are secured by the assets of Titan's subsidiaries in Italy, Spain, Germany, and Brazil.

Revolving credit facility
The Company has a $125 million revolving credit facility (credit facility) with agent BMO Harris Bank N.A. and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and is scheduled to mature in February 2022. From time to time Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At September 30, 2019, under the credit facility there were $59.0 million in borrowings, a $10.3 million letter of credit, and the amount available totaled $37.3 million.

Other debt
The Company has working capital loans at Titan Pneus do Brasil Ltda and Voltyre-Prom at various interest rates, which totaled $8.2 million and $19.6 million at September 30, 2019, respectively. Maturity dates on this debt range from less than one year to three years.

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is recorded as an offset to currency exchange gain/loss. For the three and nine months ended September 30, 2019, the Company recorded currency exchange losses related to these derivatives of $0.0 million and $0.9 million, respectively; and for the three and nine months ended September 30, 2018, the Company recorded currency exchange gains related to these derivatives of $0.1 million and $0.2 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. REDEEMABLE NONCONTROLLING INTEREST

The Company, in partnership with One Equity Partners (OEP) and the Russian Direct Investment Fund (RDIF), owned all of the equity interests in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia. The Company is party to a shareholders' agreement with OEP and RDIF (Shareholders' Agreement) which was entered into in connection with the acquisition of Voltyre-Prom. The agreement contains a settlement put option which was exercisable during a six-month period beginning July 9, 2018. The settlement put option required Titan to purchase the equity interests from OEP and RDIF in Voltyre-Prom with cash or Titan common stock, at a value set by the agreement. The value set by the agreement was the greater of: the aggregate of the investment of the selling party and an amount representing an internal rate of return of 8%, or the last twelve months of EBITDA multiplied by 5.5 less net debt times the selling party's ownership percentage.

On November 14, 2018, the Company received notification of exercise of the put option from RDIF. On February 11, 2019, the Company entered into a definitive agreement (the "Agreement") with an affiliate of RDIF relating to the put option that was exercised by RDIF. The transactions contemplated by the Agreement closed on February 22, 2019. Under the terms of the Agreement, in full satisfaction of the settlement put option that was exercised by RDIF, Titan paid to RDIF $25 million in cash at the closing of the transaction, and agreed, subject to the completion of regulatory approval, to issue to RDIF in a private placement 4,032,259 shares of restricted Titan common stock. Due to pending regulatory approval, the issuance of the shares of restricted Titan common stock pursuant to the Agreement was not completed as of September 30, 2019. Immediately following the closing, RDIF continued to own the same interest in Voltyre-Prom, subject to the terms of the Agreement and the Shareholders’ Agreement. Titan has retained the right to buy back the Titan shares from RDIF for $25 million until February 12, 2022, the three-year anniversary of the signing of the Agreement, and, if the stock buyback is consummated within the first year, at the time of such buyback, RDIF would be required to convey to Titan, based on current ownership, a 10.71% interest in Voltyre-Prom, resulting in RDIF reducing its interest in Voltyre-Prom from 35.7% to 25%.

On January 8, 2019, the Company received notification of exercise of the put option from OEP. During the second quarter of 2019, the Company made a payment to OEP in the amount of $16.0 million representing the majority of the interest on the amount due to OEP with respect to the put option. On July 30, 2019, Titan Luxembourg S.à r.l. (the “Titan Purchaser”), a subsidiary of the Company, entered into a sale purchase agreement (the “OEP Agreement”) with subsidiaries of OEP, relating to the settlement put option under the Shareholders’ Agreement that was exercised by OEP. Pursuant to the terms of the OEP Agreement, on July 31, 2019, the Titan Purchaser paid to OEP $30.7 million in cash, which, together with the Titan Purchaser’s prior payment to OEP of $16.0 million during the second quarter of 2019, were made in full satisfaction of the settlement put option exercised by OEP under the Shareholders’ Agreement. Immediately following the closing, OEP ceased to have any ownership interests in, and the Titan Purchaser and RDIF owned 64.3% and 35.7%, respectively, of, Voltyre-Prom.

As of September 30, 2019, the value of the redeemable noncontrolling interest held by RDIF was recorded at $25 million, the value of the shares of restricted stock to be issued pursuant to the terms of the agreement.

The following is a reconciliation of redeemable noncontrolling interest as of September 30, 2019 and 2018 (amounts in thousands):

	2019	2018
Balance at January 1	$119,813	$113,193
Reclassification as a result of Agreement regarding put option	(49,883)	—
Payment of redeemable noncontrolling interest	(46,722)	—
Loss attributable to redeemable noncontrolling interest	(819)	(1,106)
Currency translation	683	(3,256)
Redemption value adjustment	1,928	11,066
Balance at September 30	$25,000	$119,897

This obligation represents the value of the restricted common stock due to RDIF on September 30, 2019, and is presented in the Condensed Consolidated Balance Sheet in redeemable noncontrolling interest, which is treated as mezzanine equity.

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

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	September 30, 2019
Operating lease ROU assets	Operating lease assets	$23,497

Operating lease current liabilities	Other current liabilities	$6,871
Operating lease long-term liabilities	Other long-term liabilities	17,051
Total operating lease liabilities		$23,922

Finance lease, gross	Property, plant & equipment, net	$6,897
Finance lease accumulated depreciation	Property, plant & equipment, net	(1,979)
Finance lease, net		$4,918

Finance lease current liabilities	Other current liabilities	$1,145
Finance lease long-term liabilities	Long-term debt	3,731
Total finance lease liabilities		$4,876

At September 30, 2019, maturity of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
October 1 - December 31, 2019	$3,255	$597
2020	7,669	1,318
2021	5,922	1,259
2022	4,297	1,171
2023	2,899	911
Thereafter	4,894	530
Total lease payments	$28,936	$5,786
Less imputed interest	5,014	910
	$23,922	$4,876

Weighted average remaining lease term (in years)	4.8	4.4

Supplemental cash flow information related to leases for the nine months ended September 30, 2019 were as follows: operating cash flows from operating leases were $7.3 million and operating cash flows from finance leases were $0.2 million.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. EMPLOYEE BENEFIT PLANS
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $1.8 million to the pension plans during the nine months ended September 30, 2019, and expects to contribute approximately $1.0 million to the pension plans during the remainder of 2019.

The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$228	$169	$658	$447
Interest cost	1,075	1,056	3,304	3,237
Expected return on assets	(1,186)	(1,487)	(3,563)	(4,470)
Amortization of unrecognized prior service cost	56	50	169	150
Amortization of net unrecognized loss	766	682	2,296	2,048
Net periodic pension cost	$939	$470	$2,864	$1,412

Service cost is recorded as cost of sales in the Condensed Consolidated Statement of Operations while all other components are recorded in other income.

12. VARIABLE INTEREST ENTITIES

The Company holds a variable interest in two joint ventures for which the Company is the primary beneficiary. These joint ventures operate distribution facilities that primarily distribute mining products. Titan is the 50% owner of one of these distribution facilities, which is located in Canada, and the 40% owner of the other such facility, which is located in Australia. The Company’s variable interests in these two joint ventures relate to sales of Titan product to these entities, consigned inventory, and working capital loans. Titan also is party to a joint venture that is the consortium that owns Voltyre-Prom, of which Titan originally was a 43% owner. On July 31, 2019, however, Titan purchased additional shares resulting in a 64.3% ownership in the consortium and the joint venture became a majority owned entity and is no longer a variable interest entity (a VIE). See Note 9 for additional information.

The Company also holds a variable interest in five other entities for which Titan is the primary beneficiary. Each of these entities provides specific manufacturing related services at the Company's Tennessee facility. Titan's variable interest in these entities relates to financial support as Titan provides many of the assets used by these entities in their business. The Company owns no equity in these entities.

As the primary beneficiary of these VIEs', the VIEs’ assets, liabilities, and results of operations are included in the Company’s condensed consolidated financial statements. The other equity holders’ interests are reflected in “Net (loss) income attributable to noncontrolling interests” in the Condensed Consolidated Statements of Operations and “Noncontrolling interests” in the Condensed Consolidated Balance Sheets.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets at September 30, 2019, and December 31, 2018 (amounts in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$2,878	$9,064
Inventory	620	12,987
Other current assets	2,778	38,533
Property, plant and equipment, net	1,363	28,057
Other long-term assets	—	2,971
Total assets	$7,639	$91,612

Current liabilities	$1,190	$36,246
Other long-term liabilities	553	6,353
Total liabilities	$1,743	$42,599

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

	September 30, 2019	December 31, 2018
Investments	$5,044	$3,985
Other current assets	—	1,200
Total VIE assets	5,044	5,185
Accounts payable	2,353	2,350
Maximum exposure to loss	$7,397	$7,535

13. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. Royalty expenses were $2.5 million and $2.6 million for the quarters ended September 30, 2019 and 2018, respectively, and $7.5 million and $7.9 million for the nine months ended September 30, 2019 and 2018, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. OTHER INCOME

Other income consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Gain on Wheels India Limited share sale	$4,695	$—	$4,695	$—
Equity investment income	445	1,016	2,294	3,199
Building rental income	362	381	1,096	1,369
Interest income	193	456	834	1,605
(Loss) gain on sale of assets	(59)	246	708	423
Other (expense) income	(377)	5,338	(1,303)	11,068
	$5,259	$7,437	$8,324	$17,664

15. INCOME TAXES

The Company recorded income tax expense of $2.1 million and $2.8 million for the quarters ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded income tax expense of $0.8 million and $3.7 million, respectively. The Company's effective income tax rate was (11)% and 51% for the quarters ended September 30, 2019 and 2018, and (3)% and 12% for the nine months ended September 30, 2019 and 2018, respectively.

The Company’s 2019 and 2018 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses and partially offset by a reduction of the liability for unrecognized tax positions. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the nine months ended
September 30, 2019 and 2018.

The Company continues to monitor the realization of its deferred tax assets and assesses the need for a valuation allowance. The Company analyzes available positive and negative evidence to determine if a valuation allowance is needed based on the weight of the evidence. This objectively verifiable evidence primarily includes the past three years' profit and loss positions. This process requires management to make estimates, assumptions, and judgments that are uncertain in nature. The Company has established valuation allowances with respect to deferred tax assets in the U.S. and certain foreign jurisdictions and continues to monitor and assess potential valuation allowances in all its jurisdictions.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16. EARNINGS PER SHARE

Earnings per share (EPS) were as follows for the periods presented below (amounts in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Net (loss) income attributable to Titan	$(19,144)	$2,295	$(23,590)	$28,378
Redemption value adjustment	(491)	(4,045)	(1,928)	(11,066)
Net (loss) income applicable to common shareholders	$(19,635)	$(1,750)	$(25,518)	$17,312
Determination of shares:
Weighted average shares outstanding (basic)	60,161	59,897	60,037	59,787
Effect of equity awards/trusts	—	—	—	106
Weighted average shares outstanding (diluted)	60,161	59,897	60,037	59,893
Earnings per share:
Basic and diluted	(0.33)	(0.03)	(0.43)	0.29

The effect of equity awards has been excluded for the three and nine months ended September 30, 2019, and for the three months ended September 30, 2018, as the effect would have been antidilutive. The weighted average share amount excluded for equity awards was 9 thousand shares for each the three and nine months ended September 30, 2019, and 18 thousand shares for the three months ended September 30, 2018.

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

At September 30, 2019, two of Titan’s subsidiaries were involved in litigation concerning environmental laws and regulations.

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

The trial occurred in April 2017. On September 5, 2017, the District Court issued an order: (a) concluding Titan Tire and Dico arranged for the disposal of a hazardous substance in violation of 42 U.S.C. § 9607(a); (b) holding Titan Tire and Dico jointly and severally liable for $5.45 million in response costs previously incurred and reported by the United States relating to the alleged violation, including enforcement costs and attorney’s fees; and (c) awarding a declaratory judgment holding Titan Tire and Dico jointly and severally liable for all additional response costs previously incurred but not yet reported or to be incurred in the future, including enforcement costs and attorney’s fees. The District Court also held Dico liable for $5.45 million in punitive damages under 42 U.S.C. § 9607(c)(3) for violating a unilateral administrative order. The punitive damages award does not apply to Titan Tire. The Company accrued a contingent liability of $6.5 million, representing $5.45 million in costs incurred by the United States and $1.05 million of additional response costs, for this order in the quarter ended September 30, 2017. As of September 30, 2019, the $6.5 million contingent liability remains outstanding.

Titan Tire and Dico appealed the case to the United States Court of Appeals for the Eighth Circuit. On April 11, 2019, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court’s September 5, 2017, order. Thereafter, Dico and Titan Tire filed a petition for rehearing with the U.S. Court of Appeals for the Eighth Circuit, which was denied in August 2019. As a result of the current judgment in favor of the United States, and pursuant to Iowa Code § 624.23, a judgment lien exists over Titan Tire’s real property in the State of Iowa. Titan Tire maintains a supersedeas bond in the amount of $6.0 million relating to the judgment. The United States has indicated that it does not currently intend to take steps to execute on this judgment lien in light of ongoing settlement discussions between the parties. However, there can be no assurance that the parties will settle this matter on terms acceptable to the parties.

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
The table below presents information about certain operating results, separated by market segments, for each of the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales
Agricultural	$156,625	$163,367	$512,639	$544,404
Earthmoving/construction	155,659	180,362	517,186	568,057
Consumer	33,621	40,990	117,051	126,544
	$345,905	$384,719	$1,146,876	$1,239,005
Gross profit
Agricultural	$10,426	$19,921	$46,798	$77,153
Earthmoving/construction	12,935	17,819	50,806	64,541
Consumer	3,739	5,964	13,068	19,883
	$27,100	$43,704	$110,672	$161,577
(Loss) income from operations
Agricultural	$(1,230)	$11,539	$17,062	$51,862
Earthmoving/construction	(2,938)	6,056	8,293	27,584
Consumer	(229)	3,225	3,120	10,822
Corporate & Unallocated	(8,219)	(15,997)	(39,385)	(47,099)
(Loss) income from operations	(12,616)	4,823	(10,910)	43,169

Interest expense	(8,357)	(7,596)	(24,585)	(22,786)
Foreign exchange (loss) gain	(2,266)	855	2,218	(7,187)
Other income, net	5,259	7,437	8,324	17,664
(Loss) income before income taxes	$(17,980)	$5,519	$(24,953)	$30,860

Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	September 30, 2019	December 31, 2018
Total assets
Agricultural	$471,906	$464,828
Earthmoving/construction	502,030	543,927
Consumer	116,246	129,994
Corporate & Unallocated	99,420	112,507
	$1,189,602	$1,251,256

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

19. FAIR VALUE MEASUREMENTS

Accounting standards for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following as of the dates set forth below (amounts in thousands):

	September 30, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative financial instruments asset	$—	$—	$—	$—	$902	$—	$902	$—

20. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Board of Directors of the Company, Mr. Maurice Taylor. The related party is Mr. Fred Taylor, who is Mr. Maurice Taylor’s brother. The companies with which Mr. Fred Taylor is associated that do business with Titan include the following: Blacksmith OTR, LLC; F.B.T. Enterprises, Inc.; Green Carbon, Inc.; Silverstone, Inc.; and OTR Wheel Engineering, Inc.  Sales of Titan products to these companies were approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2019, respectively, and approximately $0.3 million and $1.0 million for the three and nine months ended September 30, 2018, respectively. Titan had trade receivables due from these companies of approximately $0.2 million at September 30, 2019, and approximately $0.2 million at December 31, 2018.  Sales commissions paid to the above companies were approximately $0.4 million and $1.1 million for the three and nine months ended September 30, 2019, respectively, as compared to $0.4 million and $1.4 million for the three and nine months ended September 30, 2018, respectively.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

21. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following for the periods presented below (amounts in thousands):

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at July 1, 2019	$(176,290)	$(31,706)	$(207,996)
Currency translation adjustments	(20,011)	—	(20,011)
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior service cost, net of tax of $79	—	590	590
Reclassification as a result of ownership change	(6,203)	—	(6,203)
Balance at September 30, 2019	$(202,504)	$(31,116)	$(233,620)

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2019	$(175,794)	$(27,777)	$(203,571)
Currency translation adjustments	(20,507)	—	(20,507)
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior service cost, net of tax of $311	—	1,594	1,594
Reclassification as a result of ownership change	(6,203)	—	(6,203)
Reclassification from AOCI to retained earnings - adoption of ASU 2018-02	—	(4,933)	(4,933)
Balance at September 30, 2019	$(202,504)	$(31,116)	$(233,620)

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended September 30, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$141,133	$345,992	$(141,220)	$345,905
Cost of sales	107	134,169	325,749	(141,220)	318,805
Gross (loss) profit	(107)	6,964	20,243	—	27,100
Selling, general and administrative expenses	1,513	12,094	21,347	—	34,954
Research and development expenses	276	678	1,355	—	2,309
Royalty expense	679	860	914	—	2,453
Loss from operations	(2,575)	(6,668)	(3,373)	—	(12,616)
Interest expense	(7,350)	(5)	(1,002)	—	(8,357)
Intercompany interest income (expense)	884	841	(1,725)	—	—
Foreign exchange loss	(47)	(152)	(2,067)	—	(2,266)
Other income (expense)	427	(518)	5,350	—	5,259
Loss before income taxes	(8,661)	(6,502)	(2,817)	—	(17,980)
Provision for income taxes	635	126	1,303	—	2,064
Equity in earnings of subsidiaries	(10,748)	—	(1,851)	12,599	—
Net (loss) income	(20,044)	(6,628)	(5,971)	12,599	(20,044)
Net loss attributable to noncontrolling interests	—	—	(900)	—	(900)
Net (loss) income attributable to Titan	$(20,044)	$(6,628)	$(5,071)	$12,599	$(19,144)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended September 30, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$142,040	$384,510	$(141,831)	$384,719
Cost of sales	150	128,270	354,426	(141,831)	341,015
Gross (loss) profit	(150)	13,770	30,084	—	43,704
Selling, general and administrative expenses	317	14,017	19,375	—	33,709
Research and development expenses	332	936	1,323	—	2,591
Royalty expense	594	943	1,044	—	2,581
(Loss) income from operations	(1,393)	(2,126)	8,342	—	4,823
Interest expense	(6,817)	—	(779)	—	(7,596)
Intercompany interest income (expense)	634	839	(1,473)	—	—
Foreign exchange (loss) gain	—	(57)	912	—	855
Other income (loss)	5,421	(116)	2,132	—	7,437
(Loss) income before income taxes	(2,155)	(1,460)	9,134	—	5,519
Provision for income taxes	423	614	1,804	—	2,841
Equity in earnings of subsidiaries	5,256	—	(1,984)	(3,272)	—
Net income (loss)	2,678	(2,074)	5,346	(3,272)	2,678
Net income attributable to noncontrolling interests	—	—	383	—	383
Net income (loss) attributable to Titan	$2,678	$(2,074)	$4,963	$(3,272)	$2,295

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Nine Months Ended September 30, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$475,652	$1,147,568	$(476,344)	$1,146,876
Cost of sales	248	438,535	1,073,765	(476,344)	1,036,204
Gross (loss) profit	(248)	37,117	73,803	—	110,672
Selling, general and administrative expenses	4,694	35,299	66,612	—	106,605
Research and development expenses	768	2,263	4,439	—	7,470
Royalty expense	1,743	3,005	2,759	—	7,507
Loss from operations	(7,453)	(3,450)	(7)	—	(10,910)
Interest expense	(21,520)	(5)	(3,060)	—	(24,585)
Intercompany interest income (expense)	2,158	2,731	(4,889)	—	—
Foreign exchange (loss) gain	(69)	(156)	2,443	—	2,218
Other income (expense)	1,371	(1,596)	8,549	—	8,324
(Loss) income before income taxes	(25,513)	(2,476)	3,036	—	(24,953)
(Benefit) provision for income taxes	(6,390)	410	6,741	—	761
Equity in earnings of subsidiaries	(6,591)	—	(1,320)	7,911	—
Net (loss) income	(25,714)	(2,886)	(5,025)	7,911	(25,714)
Net loss attributable to noncontrolling interests	—	—	(2,124)	—	(2,124)
Net (loss) income attributable to Titan	$(25,714)	$(2,886)	$(2,901)	$7,911	$(23,590)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Nine Months Ended September 30, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$479,557	$901,279	$(141,831)	$1,239,005
Cost of sales	396	410,008	808,855	(141,831)	1,077,428
Gross (loss) profit	(396)	69,549	92,424	—	161,577
Selling, general and administrative expenses	3,191	46,276	52,841	—	102,308
Research and development expenses	825	2,905	4,492	—	8,222
Royalty expense	1,475	3,396	3,007	—	7,878
(Loss) income from operations	(5,887)	16,972	32,084	—	43,169
Interest expense	(20,456)	—	(2,330)	—	(22,786)
Intercompany interest income (expense)	1,886	2,761	(4,647)	—	—
Foreign exchange loss	—	(727)	(6,460)	—	(7,187)
Other income (expense)	12,051	(428)	6,041	—	17,664
(Loss) income before income taxes	(12,406)	18,578	24,688	—	30,860
(Benefit) provision for income taxes	(12,033)	7,918	7,853	—	3,738
Equity in earnings of subsidiaries	27,495	—	(1,459)	(26,036)	—
Net income (loss)	27,122	10,660	15,376	(26,036)	27,122
Net loss attributable to noncontrolling interests	—	—	(1,256)	—	(1,256)
Net income (loss) attributable to Titan	$27,122	$10,660	$16,632	$(26,036)	$28,378

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Three Months Ended September 30, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(20,044)	$(6,628)	$(5,971)	$12,599	$(20,044)
Currency translation adjustment	(20,324)	—	(20,324)	20,324	(20,324)
Pension liability adjustments, net of tax	590	753	(163)	(590)	590
Comprehensive (loss) income	(39,778)	(5,875)	(26,458)	32,333	(39,778)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(1,213)	—	(1,213)
Comprehensive (loss) income attributable to Titan	$(39,778)	$(5,875)	$(25,245)	$32,333	$(38,565)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Three Months Ended September 30, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$2,678	$(2,074)	$5,346	$(3,272)	$2,678
Currency translation adjustment	(13,577)	—	(13,577)	13,577	(13,577)
Pension liability adjustments, net of tax	733	646	87	(733)	733
Comprehensive (loss) income	(10,166)	(1,428)	(8,144)	9,572	(10,166)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(811)	—	(811)
Comprehensive (loss) income attributable to Titan	$(10,166)	$(1,428)	$(7,333)	$9,572	$(9,355)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Nine Months Ended September 30, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(25,714)	$(2,886)	$(5,025)	$7,911	$(25,714)
Currency translation adjustment	(19,280)	—	(19,280)	19,280	(19,280)
Pension liability adjustments, net of tax	1,594	2,256	(662)	(1,594)	1,594
Comprehensive (loss) income	(43,400)	(630)	(24,967)	25,597	(43,400)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(897)	—	(897)
Comprehensive (loss) income attributable to Titan	$(43,400)	$(630)	$(24,070)	$25,597	$(42,503)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Nine Months Ended September 30, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$27,122	$10,660	$15,376	$(26,036)	$27,122
Currency translation adjustment	(43,853)	—	(43,853)	43,853	(43,853)
Pension liability adjustments, net of tax	2,306	1,938	368	(2,306)	2,306
Comprehensive (loss) income	(14,425)	12,598	(28,109)	15,511	(14,425)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(4,036)	—	(4,036)
Comprehensive (loss) income attributable to Titan	$(14,425)	$12,598	$(24,073)	$15,511	$(10,389)

(Amounts in thousands)	Condensed Consolidating Balance Sheets September 30, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$12,669	$7	$65,927	$—	$78,603
Accounts receivable, net	(596)	71	221,753	—	221,228
Inventories	—	49,910	301,961	—	351,871
Prepaid and other current assets	3,117	17,441	60,134	—	80,692
Total current assets	15,190	67,429	649,775	—	732,394
Property, plant and equipment, net	11,086	93,010	262,025	—	366,121
Investment in subsidiaries	760,072	—	64,300	(824,372)	—
Other assets	2,722	4,677	83,688	—	91,087
Total assets	$789,070	$165,116	$1,059,788	$(824,372)	$1,189,602
Liabilities and Equity
Short-term debt	$505	$68	$63,655	$—	$64,228
Accounts payable	4,783	29,429	148,125	—	182,337
Other current liabilities	23,467	21,269	74,647	—	119,383
Total current liabilities	28,755	50,766	286,427	—	365,948
Long-term debt	456,156	219	8,452	—	464,827
Other long-term liabilities	5,204	19,082	61,365	—	85,651
Intercompany accounts	13,756	(411,185)	397,429	—	—
Redeemable noncontrolling interest	—	—	25,000	—	25,000
Titan shareholders' equity	285,199	506,234	277,170	(824,372)	244,231
Noncontrolling interests	—	—	3,945	—	3,945
Total liabilities and equity	$789,070	$165,116	$1,059,788	$(824,372)	$1,189,602

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Balance Sheets December 31, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$23,630	$4	$58,051	$—	$81,685
Accounts receivable, net	—	—	241,832	—	241,832
Inventories	—	68,858	326,877	—	395,735
Prepaid and other current assets	3,853	18,845	37,531	—	60,229
Total current assets	27,483	87,707	664,291	—	779,481
Property, plant and equipment, net	12,493	98,856	273,523	—	384,872
Investment in subsidiaries	749,645	—	66,308	(815,953)	—
Other assets	6,268	944	79,691	—	86,903
Total assets	$795,889	$187,507	$1,083,813	$(815,953)	$1,251,256
Liabilities and Equity
Short-term debt	$419	$—	$51,466	$—	$51,885
Accounts payable	1,447	29,922	180,760	—	212,129
Other current liabilities	22,065	20,051	68,938	—	111,054
Total current liabilities	23,931	49,973	301,164	—	375,068
Long-term debt	396,700	—	12,872	—	409,572
Other long-term liabilities	9,268	17,521	49,917	—	76,706
Intercompany accounts	77,363	(390,382)	313,019	—	—
Redeemable noncontrolling interest	—	—	119,813	—	119,813
Titan shareholders' equity	288,627	510,395	295,979	(815,953)	279,048
Noncontrolling interests	—	—	(8,951)	—	(8,951)
Total liabilities and equity	$795,889	$187,507	$1,083,813	$(815,953)	$1,251,256

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Nine Months Ended September 30, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$2,683	$5,742	$22,787	$31,212
Cash flows from investing activities:
Capital expenditures	(21)	(6,207)	(20,026)	(26,254)
Payments related to redeemable noncontrolling interest	(71,722)	—	—	(71,722)
Other, net	—	181	1,173	1,354
Net cash used for investing activities	(71,743)	(6,026)	(18,853)	(96,622)
Cash flows from financing activities:
Proceeds from borrowings	73,000	287	50,866	124,153
Payment on debt	(14,000)	—	(45,296)	(59,296)
Dividends paid	(901)	—	—	(901)
Net cash provided by financing activities	58,099	287	5,570	63,956
Effect of exchange rate change on cash	—	—	(1,628)	(1,628)
Net (decrease) increase in cash and cash equivalents	(10,961)	3	7,876	(3,082)
Cash and cash equivalents, beginning of period	23,630	4	58,051	81,685
Cash and cash equivalents, end of period	$12,669	$7	$65,927	$78,603

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Nine Months Ended September 30, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(22,905)	$3,827	$(13,628)	$(32,706)
Cash flows from investing activities:
Capital expenditures	(259)	(3,836)	(22,403)	(26,498)
Other, net	740	1	743	1,484
Net cash provided by (used for) investing activities	481	(3,835)	(21,660)	(25,014)
Cash flows from financing activities:
Proceeds from borrowings	—	—	48,108	48,108
Payment on debt	—	—	(30,139)	(30,139)
Dividends paid	(900)	—	—	(900)
Net cash (used for) provided by financing activities	(900)	—	17,969	17,069
Effect of exchange rate change on cash	—	—	(6,120)	(6,120)
Net decrease in cash and cash equivalents	(23,324)	(8)	(23,439)	(46,771)
Cash and cash equivalents, beginning of period	59,740	13	83,817	143,570
Cash and cash equivalents, end of period	$36,416	$5	$60,378	$96,799

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

23. SUBSEQUENT EVENTS

On October 3, 2019, through one of its wholly-owned subsidiaries, the Company completed the sale of shares of Wheels India Limited (“Wheels India”) in on-market trades on the National Stock Exchange of India Ltd. The sale reduced the Company’s indirect ownership interest in Wheels India from approximately 34.2% of the outstanding shares of Wheels India to approximately 23.8%.  On October 3, 2019, the Company received net proceeds from the on-market trades of approximately $19 million, net of charges, discounts and commissions, which Titan used to pay down outstanding indebtedness. A gain of $4.7 million was recorded on the transaction in the quarter ended September 30, 2019, based on the date of the trade.

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

MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
Agriculture-related commodity prices remain low as a result of ongoing tariffs and trade concerns. Within North America, concerns about current economic conditions coupled with extraordinarily bad weather this spring have led farmers to be less inclined to make large investments in their farming equipment. Most major OEMs are forecasting agricultural equipment sales to be flat during the remainder of 2019 within most regions, while after-market spending has been reduced in recent months due to the uncertainty in the market caused by weather and trade. Many variables, including weather, volatility in the price of commodities, grain prices, export markets, foreign currency exchange rates, government policies, subsidies, and the demand for used equipment can greatly impact the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction market had a strong start in the beginning of 2019, while the second and third quarters experienced declines due to global economic uncertainty. Demand for larger construction equipment used for highways and infrastructure has been steady after several years of strong growth but is starting to show signs of weakening. Mining industry equipment demand is also beginning to soften within certain regions in the back half of 2019. Construction is mainly driven by GDP by country and the need for infrastructure developments. Mining is primarily driven by both the demand for and pricing of commodities. Demand for Titan's products in this market is anticipated to be flat throughout the remainder of 2019. Demand for small and medium-sized earthmoving/construction equipment used in the housing and commercial construction sectors is anticipated to remain flat or decrease slightly. The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers.

CONSUMER MARKET OUTLOOK
The consumer market consists of several different distinct product lines within different regions. These products include light truck tires, turf equipment, specialty products, and train brakes. Overall, the Company expects flat to modest growth within this market during the remainder of 2019. The consumer segment is affected by many variables including consumer spending, interest rates, government policies, and other macroeconomic drivers.

RESULTS OF OPERATIONS

Titan International, Inc.	Three months ended			Nine months ended
(amounts in thousands)	September 30,			September 30,
	2019	2018	% Increase/(Decrease)	2019	2018	% Increase/(Decrease)
Net sales	$345,905	$384,719	(10.1)%	$1,146,876	$1,239,005	(7.4)%
Gross profit	27,100	43,704	(38.0)%	110,672	161,577	(31.5)%
Gross profit %	7.8%	11.4%		9.6%	13.0%
Selling, general and administrative expenses	34,954	33,709	3.7%	106,605	102,308	4.2%
Research and development expenses	2,309	2,591	(10.9)%	7,470	8,222	(9.1)%
Royalty expense	2,453	2,581	(5.0)%	7,507	7,878	(4.7)%
(Loss) income from operations	(12,616)	4,823	(361.6)%	(10,910)	43,169	(125.3)%

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Net Sales
Net sales for the third quarter of 2019 were $345.9 million, compared to $384.7 million in the comparable quarter of 2018, a decrease of 10.1% driven by sales decreases in all segments. Overall net sales volume was down 6.9% from the comparable prior year quarter, due primarily to ongoing challenges in North America's agriculture economy, and a slowing of global construction market conditions, particularly in Asia and Australia. Global trade issues are the primary factor for the market challenges that are currently being encountered. Unfavorable changes in price/mix and currency translation negatively impacted net sales by 1.6%, respectively, primarily reflecting pricing adjustments for lower raw material costs.

Net sales for the nine months ended September 30, 2019, were $1,146.9 million, compared to $1,239.0 million in the comparable period of 2018, a decrease of 7.4% driven by sales decreases in all segments. Overall net sales volume was down 4.8% from the comparable prior year period, due primarily to the aforementioned macroeconomic factors. The Company has faced specific market challenges in Russia, along with economic softness in agriculture in North America and Europe as well as a tightening of the construction market in our undercarriage business. Unfavorable currency translation further decreased net sales by 3.8%, which was partially offset with a favorable price/mix of 1.2% on net sales.

Gross Profit
Gross profit for the third quarter of 2019 was $27.1 million, or 7.8% of net sales, down $16.6 million compared to $43.7 million, or 11.4% of net sales, for the third quarter of 2018. The decrease in gross profit was driven by the impact of lower sales volume across most geographic regions and the significant impact on production efficiencies, along with unfavorable currency impact especially in Europe and Latin America. In addition, the Company continued to experience underperformance in its North American Wheel operations from reductions of steel inventory at higher than current prices, which had a negative impact on gross profit by approximately $7 million during the quarter.

Gross profit for the nine months ended September 30, 2019, was $110.7 million, or 9.6% of net sales, compared to $161.6 million, or 13.0% of net sales, for the nine months ended September 30, 2018. The decrease in gross profit was primarily due to a decrease of sales in all segments which resulted from lower volume and unfavorable currency impact particularly in Europe and Latin America, caused by the same factors described for the third quarter results. In addition, the Company experienced underperformance in its North American Wheel operations from reductions of steel inventory at higher than current prices, which had a negative impact on gross profit by approximately $15 million during the period.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the third quarter of 2019 were $35.0 million, or 10.1% of net sales, compared to $33.7 million, or 8.8% of net sales, for the third quarter of 2018.  The increase in SG&A was driven primarily by costs related to preparation for the Company's proposed ITM undercarriage business public listing of $2.3 million, which has been postponed. SG&A expenses for the nine months ended September 30, 2019, were $106.6 million, or 9.3% of net sales, compared to $102.3 million, or 8.3% of net sales, for the nine months ended September 30, 2018.  The $4.3 million increase was due to costs related to the postponed ITM public listing process and certain investments in information technology in North America.

Research and Development Expenses
Research and development (R&D) expenses for the third quarter of 2019 were $2.3 million, or 0.7% of net sales, compared to $2.6 million, or 0.7% of net sales, for the third quarter of 2018. R&D expenses for the nine months ended September 30, 2019, were $7.5 million, or 0.7% of net sales, were slightly favorable compared to $8.2 million, or 0.7% of net sales, for the comparable period in 2018. R&D spending reflects initiatives to improve product designs and an ongoing focus on quality.

Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025.

Royalty expenses for the third quarter of 2019 were $2.5 million, or 0.7% of net sales, compared to $2.6 million, or 0.7% of net sales, for the third quarter of 2018. Royalty expenses for the nine months ended September 30, 2019, were $7.5 million, or 0.7% of net sales, compared to $7.9 million, or 0.6% of net sales, for the nine months ended September 30, 2018.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Income (Loss) from Operations
Loss from operations for the third quarter of 2019 was $12.6 million, compared to income of $4.8 million for the third quarter of 2018. Loss from operations for the nine months ended September 30, 2019, was $10.9 million, compared to income of $43.2 million for the nine months ended September 30, 2018. The decrease in income from operations for each of these periods was primarily driven by lower net sales and the net result of the items previously discussed in this quarterly report.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense was $8.4 million and $7.6 million for the quarters ended September 30, 2019 and 2018, respectively, and $24.6 million and $22.8 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in interest expense was primarily due to increased borrowings under Titan's revolving credit facility and increases in borrowing rates.

Foreign Exchange Gain (Loss)
Foreign exchange loss was $2.3 million for the third quarter of 2019, compared to a gain of $0.9 million for the third quarter of 2018. Foreign exchange gain was $2.2 million for the nine months ended September 30, 2019, compared to loss of $7.2 million for the nine months ended September 30, 2018. Foreign currency gain or loss is the result of the translation of intercompany loans at certain foreign subsidiaries which are denominated in local currencies rather than the reporting currency, which is the United States dollar. Since such loans are expected to be settled in cash at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates.

Other Income
Other income was $5.3 million for the quarter ended September 30, 2019, as compared to $7.4 million in the comparable quarter of 2018.  The decrease in other income for the quarter ended September 30, 2019, as compared to the same period in 2018 was primarily attributable to a non-recurring legal settlement in 2018 partially offset by a $4.7 million gain on the sale of shares of our investment in Wheels India Limited in September 2019.

Other income was $8.3 million for the nine months ended September 30, 2019, as compared to $17.7 million in the comparable period of 2018.  The decrease in other income for the nine months ended September 30, 2019, as compared to the comparable period in 2018 was primarily attributable to a non-recurring legal settlement in 2018, partially offset by a gain on the sale of shares of our investment in Wheels India Limited in September 2019.

Provision (Benefit) for Income Taxes
The Company recorded income tax expense of $2.1 million and $2.8 million for the quarters ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded income tax expense of $0.8 million and $3.7 million, respectively. The Company's effective income tax rate was (11)% and 51% for the quarters ended September 30, 2019 and 2018, and (3)% and 12% for the nine months ended September 30, 2019 and 2018, respectively.

The Company’s 2019 and 2018 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses and a reduction of the liability for unrecognized tax positions. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the nine months ended September 30, 2019 and 2018.

Net Income (Loss) and Earnings (Loss) per Share
Net loss for the third quarter of 2019 was $20.0 million, compared to net income of $2.7 million in the comparable quarter of 2018. For the quarters ended September 30, 2019 and 2018, basic and diluted earnings (loss) per share were $(0.33) and $(0.03), respectively. The Company's net loss and earnings per share were due to the items previously discussed.

Net loss for the nine months ended September 30, 2019 was $25.7 million, compared to net income of $27.1 million in the comparable period of 2018. For the nine months ended September 30, 2019 and 2018, basic and diluted earnings (loss) per share were $(0.43) and $0.29, respectively. The Company's net loss and earnings per share were due to the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

SEGMENT INFORMATION

Segment Summary (amounts in thousands):

Three months ended September 30, 2019	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$156,625	$155,659	$33,621	$—	$345,905
Gross profit	10,426	12,935	3,739	—	27,100
Loss from operations	(1,230)	(2,938)	(229)	(8,219)	(12,616)
Three months ended September 30, 2018
Net sales	$163,367	$180,362	$40,990	$—	$384,719
Gross profit	19,921	17,819	5,964	—	43,704
Income (loss) from operations	11,539	6,056	3,225	(15,997)	4,823

Nine months ended September 30, 2019	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$512,639	$517,186	$117,051	$—	$1,146,876
Gross profit	46,798	50,806	13,068	—	110,672
Income (loss) from operations	17,062	8,293	3,120	(39,385)	(10,910)
Nine months ended September 30, 2018
Net sales	$544,404	$568,057	$126,544	$—	$1,239,005
Gross profit	77,153	64,541	19,883	—	161,577
Income (loss) from operations	51,862	27,584	10,822	(47,099)	43,169

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended			Nine months ended
	September 30,			September 30,
	2019	2018	% Increase/(Decrease)	2019	2018	% Increase/(Decrease)
Net sales	$156,625	$163,367	(4.1)%	$512,639	$544,404	(5.8)%
Gross profit	10,426	19,921	(47.7)%	46,798	77,153	(39.3)%
(Loss) income from operations	(1,230)	11,539	(110.7)%	17,062	51,862	(67.1)%

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Net sales in the agricultural segment were $156.6 million for the quarter ended September 30, 2019, as compared to $163.4 million for the comparable period in 2018, a decrease of 4.1%. Lower sales volume contributed 0.6% of this decrease while unfavorable currency translation, primarily in Latin America and Europe, decreased net sales by 1.1%. Unfavorable price/mix further decreased net sales by 2.4%, primarily reflecting price adjustments related to lower raw material costs. Lower sales volumes were primarily caused by challenging market conditions and economic softness in most geographies as well as ongoing global trade issues, which continue to cause significant uncertainty for customers.

Gross profit in the agricultural segment was $10.4 million for the quarter ended September 30, 2019, as compared to $19.9 million in the comparable quarter of 2018.  The Company continued to experience underperformance in its North American Wheel operations from reductions of steel inventory at higher than current prices, which compressed gross profit by approximately $6 million during the quarter. In addition, unfavorable foreign currency translation and the impact of lower sales volume, especially in Russia and Europe, contributed to the decrease in gross profit.

Net sales in the agricultural segment were $512.6 million for the nine months ended September 30, 2019, as compared to $544.4 million for the comparable period in 2018, a decrease of 5.8%. Lower sales volumes contributed 3.3% of this decrease while unfavorable currency translation in all international locations further decreased net sales by 3.6%. Favorable price/mix partially offset these decreases with a 1.1% positive impact on net sales. Lower sales volumes were primarily a result of the difficult market conditions due to global trade issues, a volatile agriculture economy and adverse weather conditions in North America during the majority of the first nine months of 2019.

Gross profit in the agricultural segment was $46.8 million for the nine months ended September 30, 2019, as compared to $77.2 million in the comparable period of 2018. Lower sales volume, unfavorable foreign currency translation and production inefficiencies drove the overall decrease in gross profit. In addition, the Company experienced underperformance in its North American Wheel operations from reductions of steel inventory at higher than current prices, which compressed gross profit by approximately $12 million during the period. Income from operations in the agricultural segment was $17.1 million for the nine months ended September 30, 2019, as compared to $51.9 million for the comparable period in 2018.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended			Nine months ended
	September 30,			September 30,
	2019	2018	% Increase/(Decrease)	2019	2018	% Increase/(Decrease)
Net sales	$155,659	$180,362	(13.7)%	$517,186	$568,057	(9.0)%
Gross profit	12,935	17,819	(27.4)%	50,806	64,541	(21.3)%
(Loss) income from operations	(2,938)	6,056	(148.5)%	8,293	27,584	(69.9)%

The Company's earthmoving/construction segment net sales were $155.7 million for the quarter ended September 30, 2019, as compared to $180.4 million in the comparable quarter of 2018, a decrease of 13.7%. The decrease in earthmoving/construction sales was driven by decreased volume, which negatively impacted net sales by 9.3%. This decrease was primarily due to a tightening within the construction market in our undercarriage business, in all geographies, with the exception of Latin America. Unfavorable currency translation across most non-US geographies and an unfavorable price mix decreased net sales by 2.1% and 2.3%, respectively.

Gross profit in the earthmoving/construction segment was $12.9 million for the quarter ended September 30, 2019, as compared to $17.8 million in the comparable quarter of 2018. The decrease in gross profit was primarily driven by the lower sales volume, which created certain production inefficiencies, and from unfavorable foreign currency translation. In addition, the Company has shifted its focus in the market, and as a result, has been liquidating certain tire inventories, which have been sold at lower than traditional margins. The Company's earthmoving/construction segment loss from operations was $2.9 million for the quarter ended September 30, 2019, as compared to income of $6.1 million for the comparable quarter of 2018.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company's earthmoving/construction segment net sales were $517.2 million for the nine months ended September 30, 2019, as compared to $568.1 million in the comparable period of 2018, a decrease of 9.0%. The decrease in earthmoving/construction sales was driven by decreased volume, which negatively impacted net sales by 5.4%. This decrease was primarily caused by a tightening within the construction market in our undercarriage business and the Company's shift in market focus in Australia, described earlier. Unfavorable currency translation across all non-US geographies decreased net sales by 3.9%, which was partially offset by a favorable price/mix of 0.3%.

Gross profit in the earthmoving/construction segment was $50.8 million for the nine months ended September 30, 2019, as compared to $64.5 million in the comparable period of 2018. The decrease in gross profit was primarily due to lower sales volume and unfavorable foreign currency translation. The Company's earthmoving/construction segment income from operations was $8.3 million for the nine months ended September 30, 2019, as compared to $27.6 million for the comparable period of 2018.

Consumer Segment Results
Consumer segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended			Nine months ended
	September 30,			September 30,
	2019	2018	% Increase/(Decrease)	2019	2018	% Increase/(Decrease)
Net sales	$33,621	$40,990	(18.0)%	$117,051	$126,544	(7.5)%
Gross profit	3,739	5,964	(37.3)%	13,068	19,883	(34.3)%
(Loss) income from operations	(229)	3,225	(107.1)%	3,120	10,822	(71.2)%

Consumer segment net sales were $33.6 million for the quarter ended September 30, 2019, as compared to $41.0 million in the comparable quarter of 2018, a decrease of approximately 18.0%. This decrease was driven by lower sales volume, especially in Latin America and Australia, which negatively impacted net sales by 21.3% and unfavorable currency translation, which decreased net sales by 1.0%. Favorable price/mix positively contributed 4.3% to net sales, partially offsetting the aforementioned variables.

Gross profit from the consumer segment was $3.7 million for the quarter ended September 30, 2019, as compared to $6.0 million for the comparable quarter of 2018 due primarily to lower sales volume, especially in Latin America and Russia, in the light and utility truck markets. Consumer segment loss from operations was $0.2 million for the quarter ended September 30, 2019, as compared to income of $3.2 million for the comparable quarter of 2018.

Consumer segment net sales were $117.1 million for the nine months ended September 30, 2019, as compared to $126.5 million in the comparable period of 2018, a decrease of approximately 7.5%. This decrease was primarily due to lower sales volume in Latin America and Russia and unfavorable currency translation in Latin America, Russia and Europe, which negatively impacted net sales by 8.9% and 4.5%, respectively. Favorable price/mix partially offset the aforementioned variables and contributed 5.9% to net sales.

Gross profit from the consumer segment was $13.1 million for the nine months ended September 30, 2019, as compared to $19.9 million for the comparable period of 2018. Consumer segment income from operations was $3.1 million for the quarter ended September 30, 2019, as compared to $10.8 million for the comparable period of 2018.

Corporate & Unallocated Expenses
Income from operations on a segment basis did not include corporate expenses totaling $8.2 million for the quarter ended September 30, 2019, and $39.4 million for the nine months ended September 30, 2019, as compared to $16.0 million for the comparable quarter of 2018 and $47.1 million for the nine months ended September 30, 2018, respectively.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of September 30, 2019, the Company had $78.6 million of cash, a decrease of $3.1 million from December 31, 2018, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Nine months ended September 30,
	2019	2018	Change
Net (loss) income	$(25,714)	$27,122	$(52,836)
Depreciation and amortization	41,347	43,395	(2,048)
Deferred income tax provision	(738)	(863)	125
Foreign currency translation (gain) loss	(2,327)	3,667	(5,994)
Accounts receivable	16,124	(52,818)	68,942
Inventories	36,920	(62,560)	99,480
Prepaid and other current assets	(3,073)	2,299	(5,372)
Accounts payable	(24,998)	25,213	(50,211)
Other current liabilities	3,634	(5,072)	8,706
Other liabilities	(5,884)	(8,336)	2,452
Other operating activities	(4,079)	(4,753)	674
Cash provided by (used for) operating activities	$31,212	$(32,706)	$63,918

In the first nine months of 2019, operating activities provided $31.2 million of cash, including a positive impact from decreases in accounts receivable of $16.1 million and inventory of $36.9 million, partially offset by a $25.0 million decrease in accounts payable. Included in the net loss of $25.7 million were non-cash charges for depreciation and amortization of $41.3 million, a foreign currency translation gain of $2.3 million, and a $4.7 million gain on the sale of shares of Wheels India Limited.

Operating cash flows increased $63.9 million when comparing the first nine months of 2019 to the comparable period in 2018. Net income in the first nine months of 2019 decreased $52.8 million from income in the first nine months of 2018. When comparing the first nine months of 2019 to the comparable period in 2018, cash flows from operating activities increased in inventories and accounts receivable by $99.5 million and $68.9 million, respectively.

Summary of the components of cash conversion cycle:

	September 30,	December 31,	September 30,
	2019	2018	2018
Days sales outstanding	58	61	62
Days inventory outstanding	108	115	106
Days payable outstanding	(56)	(62)	(58)
Cash conversion cycle	110	114	110

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Nine months ended September 30,
	2019	2018	Change
Capital expenditures	$(26,254)	$(26,498)	$244
Payments related to redeemable noncontrolling interest	(71,722)	—	(71,722)
Other investing activities	1,354	1,484	(130)
Cash used for investing activities	$(96,622)	$(25,014)	$(71,608)

Net cash used for investing activities was $96.6 million in the first nine months of 2019, as compared to $25.0 million in the first nine months of 2018. The Company made payments of $72 million related to satisfaction of obligations relating to the settlement put option under the Shareholders’ Agreement in the first nine months of 2019. The Company invested a total of $26.3 million in capital expenditures in the first nine months of 2019, compared to $26.5 million in the comparable period of 2018. The expenditures during the first nine months of 2019 and 2018 represent various equipment purchases and improvements to enhance production capabilities of Titan's existing business and to maintain existing equipment.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Nine months ended September 30,
	2019	2018	Change
Proceeds from borrowings	$124,153	$48,108	$76,045
Payment on debt	(59,296)	(30,139)	(29,157)
Dividends paid	(901)	(900)	(1)
Cash provided by financing activities	$63,956	$17,069	$46,887

In the first nine months of 2019, $64.0 million of cash was provided by financing activities. This cash was primarily provided through debt financing, with proceeds from borrowings providing $124.2 million, offset by payments on debt of $59.3 million.

Debt Restrictions
The Company’s revolving credit facility (credit facility) and indenture relating to the 6.50% senior secured notes due 2023 contain various restrictions, including:

•
When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($12.5 million as of September 30, 2019), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity Outlook
At September 30, 2019, the Company had $78.6 million of cash and cash equivalents. At September 30, 2019, under the Company's $125 million credit facility, there were $59 million in borrowings, a $10.3 million letter of credit, and the amount available totaled $37.3 million. Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. The cash and cash equivalents balance of $78.6 million included $61.3 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. As a result of the 2017 Tax Cuts and Jobs Act, the Company can repatriate the cumulative undistributed foreign earnings back to the U.S. when needed with minimal additional taxes other than state income and foreign withholding tax. Titan expects to contribute approximately $1.0 million to its defined benefit pension plans during the remainder of 2019.

On October 3, 2019, through one of its wholly-owned subsidiaries, the Company completed the sale of shares of Wheels India
Limited (“Wheels India”) in on-market trades on the National Stock Exchange of India Ltd. On October 3, 2019, the Company received net proceeds from the on-market trades of approximately $19 million, net of charges, discounts and commissions, which Titan used to pay down outstanding indebtedness. The Company plans to make additional payments on its U.S. credit facility with reductions in working capital and additional non-core asset sales.

Total capital expenditures for 2019 are forecasted to be approximately $40 million. Cash payments for interest are currently forecasted to be approximately $15 million for the last three months of 2019 based on September 30, 2019, debt balances. The forecasted interest payments are comprised primarily of the semi-annual payment of approximately $13 million (paid in May and November) for the 6.50% senior secured notes.

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

Cash and cash equivalents, totaling $78.6 million at September 30, 2019, along with anticipated internal cash flows from operations and utilization of remaining available borrowings, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures. Potential divestitures and unencumbered assets are also a means to provide for future liquidity needs.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes in the Company’s Critical Accounting Estimates since the filing of the 2018 Form 10-K. As discussed in the 2018 Form 10-K, the preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates, assumptions, and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates and assumptions.  Also see Note 1. Basis of Presentation and Significant Accounting Policies in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of the Company’s updated accounting policies, including with respect to revenue recognition and leases.

TITAN INTERNATIONAL, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A - Quantitative and Qualitative Disclosures About Market Risk included in the 2018 Form 10-K. There have been no material changes in this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the third quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TITAN INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject, from time to time, to certain legal proceedings and claims arising out of the normal course of its business, which cover a wide range of matters, including environmental issues, product liability, contracts, and labor and employment matters. See Note 17. Litigation in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors to the 2018 Form 10-K.

Item 6. Exhibits

10	Sale Purchase Agreement among OEP Tire Russia L.P., Titan Luxembourg S.A.R.L., OEP II Partners Co-Invest, L.P. and One Equity Partners V, L.P., dated July 30, 2019

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TITAN INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	November 6, 2019	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID A. MARTIN
David A. Martin
SVP and Chief Financial Officer
(Principal Financial Officer)