Form 10-K
period 2019-12-31
TITAN INTERNATIONAL INC
filed 2020-03-04
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the shares of common stock of the registrant held by non-affiliates as of June 28, 2019, was approximately $162 million based upon the last reported sale price of the common stock on the New York Stock Exchange on June 28, 2019.
Indicate the number of shares of Titan International, Inc. outstanding: 60,361,992 shares of common stock, $0.0001 par value, as of February 25, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders, to be held on June 11, 2020, are incorporated by reference into Part III of this Form 10-K.

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

Actual results could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various factors, including:

•	The effect of a recession on the Company and its customers and suppliers;

•	Changes in the Company’s end-user markets into which the Company sells its products as a result of domestic and world economic or regulatory influences or otherwise;

•	Changes in the marketplace, including new products and pricing changes by the Company’s competitors;

•	Ability to maintain satisfactory labor relations;

•	Unfavorable outcomes of legal proceedings;

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

•	2018 - the remaining 44% interest in Titan Australia

•	2019 - additional 21.4% noncontrolling interest in Voltyre-Prom (from 42.9% to 64.3%)

As a leading manufacturer in the off-highway industry, Titan produces a broad range of products to meet the specifications of original equipment manufacturers (OEMs) and aftermarket customers in the agricultural, earthmoving/construction, and consumer markets.  Titan manufactures and sells certain tires under the Goodyear Farm Tire and Titan Tire brands and has complete research and development facilities to validate wheel and rim designs.

BUSINESS SEGMENTS
Titan designs and manufactures products for OEMs and aftermarket customers in the agricultural, earthmoving/construction, and consumer markets. For additional information concerning the revenues, expenses, income from operations, and assets attributable to each of the segments in which the Company operates, see Note 28 to the Company's consolidated financial statements, included in Part II, Item 8 of this annual report.

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

EARTHMOVING/CONSTRUCTION SEGMENT
The Company manufactures rims, wheels, tires, and undercarriage systems and components for various types of OTR earthmoving, mining, military, construction, and forestry equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, articulated dump trucks, load transporters, haul trucks, backhoe loaders, crawler tractors, lattice cranes, shovels, and hydraulic excavators.  The Company provides OEM and aftermarket customers with a broad range of earthmoving/construction wheels ranging in diameter from 15 to 63 inches and in weight from 125 pounds to 7,000 pounds.  The 63-inch diameter wheel is the largest manufactured in North America for the earthmoving/construction market. Titan’s earthmoving/construction tires range from approximately three feet to approximately 13 feet in outside diameter and in weight from 50 pounds to 12,500 pounds.  The Company also offers the added value of wheel and tire assembly for certain applications in the earthmoving/construction segment.

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
As a result of Titan’s offering of a broad range of specialized wheels, tires, assemblies, and undercarriage systems and components, Titan is a leader in the global off-highway market.  Through an extensive dealer network and sales force, the Company is able to reach an increasing number of aftermarket and OEM customers which build Titan’s image and brand recognition.  The Company’s production of the Goodyear Farm Tire brand in North America, Latin America, Europe, the Middle East and Africa contributes to overall visibility and customer confidence. Years of product design and engineering experience have enabled Titan to improve existing products and develop new ones, such as Low Sidewall (LSW®), which have been well received in the marketplace.  Titan believes it has benefited from significant barriers to entry, such as the substantial investment necessary to replicate the Company’s manufacturing equipment and numerous tools, dies and molds, many of which are used in custom processes.

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
The Company’s top customers, including global leaders in agricultural and construction equipment manufacturing, have been purchasing products from Titan or its predecessors for numerous years.  Customers including AGCO Corporation, Caterpillar Inc., CNH Global N.V., Deere & Company, Hitachi, Ltd., Kubota Corporation, Liebherr, and Volvo have helped sustain Titan’s market leading position in wheel, tire, assembly, and undercarriage products.

BUSINESS STRATEGY
Titan’s strategy is to become the worldwide leader in manufacturing and distribution of wheels, tires, assemblies and undercarriage products and to serve our customers' needs through product innovation and quality service in the Company's key markets: agriculture, earthmoving/construction, and consumer. Other strategic considerations include:

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
The Company has concentrated on increasing Titan's presence in the tire aftermarket, which historically has been somewhat less cyclical than the OEM market. The aftermarket also offers the potential for higher profit margins and is a larger market. Titan’s strategy to enhance the Company's aftermarket platform focuses on improving the customer experience and product positioning in key sales markets. To support this strategy, the Company has a dedicated salesforce for the tire aftermarket.

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

•	Reduction of Non-Core Assets and Other Strategic Considerations
The Company is exploring reducing non-core assets and improving underperforming assets in an effort to improve cash flow and working capital and reduce debt. The Company’s expertise in the manufacture of off-highway wheels, tires, and undercarriage systems and components has permitted it to take advantage of opportunities to acquire businesses that complement this product line. In the future, Titan may consider strategic partnerships, joint ventures or make additional strategic acquisitions of businesses that have an off-highway focus. The Company continually explores worldwide opportunities to expand its manufacturing and distribution capabilities in order to serve new and existing geographies.

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
The Company operates manufacturing facilities in Latin America, Europe and Russia. The Latin American, European and Russian operations accounted for 18%, 22%, and 6% of the Company's net sales, respectively, for the year ended December 31, 2019 and 17%, 23% and 6% of net sales, respectively, for the year ended December 31, 2018.

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

RESEARCH, DEVELOPMENT, AND ENGINEERING
The Company’s research, development, and engineering staff tests original designs and technologies and develops new manufacturing methods to improve product performance.  Titan’s engineering and manufacturing resources are focused on designing quality products that address the needs of our customers and end-users across the markets that Titan serves.  Titan’s team of experienced engineers continuously work on new and improved engineered solutions that evolve with today’s applications for the off-highway wheel, tire, and assembly markets. Titan's advantage as both a wheel and tire manufacturer allows the Company to design, test, and bring to market innovative solutions to meet the specific needs of its customers. For example, Titan has developed the LSW technology, featuring a larger rim diameter and a smaller sidewall than standard tires, which helps reduce power hop, road lope, soil compaction, and provides improved safety and performance. Research and development (R&D) expenses are expensed as incurred.  R&D costs were $9.9 million, $11.1 million, and $10.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

CUSTOMERS
Titan’s 10 largest customers accounted for 38% of net sales for the year ended December 31, 2019, and 35% for the year ended December 31, 2018.  Net sales to Deere & Company in Titan's agricultural, earthmoving/construction, and consumer segments combined represented 11% of the Company's consolidated revenues for the year ended December 31, 2019. No other customer accounted for 10% or more of Titan's net sales in 2019.  Management believes the Company is not dependent on any single customer; however, certain products are dependent on a few customers.  While the loss of any substantial customer could impact Titan’s business, the Company believes that its diverse product mix and customer base should minimize a longer-term impact caused by any such loss.

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

EMPLOYEES
At December 31, 2019, the Company employed approximately 6,200 people worldwide, including approximately 4,200 located outside the United States.

At December 31, 2019, the employees at each of the Company's Bryan, Ohio; Freeport, Illinois; and Des Moines, Iowa facilities, which collectively account for approximately 37% of the Company’s U.S. employees, were covered by collective bargaining agreements which are scheduled to expire in November 2021.

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

ENVIRONMENTAL LAWS AND REGULATIONS
The Company's policy is to conduct its global operations in accordance with all applicable laws, regulations and other requirements. In the ordinary course of business, similar to other industrial manufacturing companies, Titan is subject to extensive and evolving federal, state, local, and international environmental laws and regulations. From time to time, the Company has, and may in the future, incurred costs and additional charges associated with environmental compliance and cleanup projects, including remediation activities. As appropriate, the Company makes provisions for the estimated financial impact of potential environmental cleanup activities.  The Company’s policy is to accrue environmental cleanup-related costs of a non-capital nature when those costs are believed to be probable and can be reasonably estimated.  Expenditures that extend the life of the related property, or mitigate or prevent future environmental contamination, are capitalized. The Company does not currently anticipate any material capital expenditures for environmental control facilities.  The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advances in environmental technologies, the quality of information available related to specific sites, the assessment stage of the site investigation, preliminary findings, and the length of time involved in remediation or settlement.  Due to the difficult nature of predicting future environmental costs, the Company may not be able to anticipate or predict with certainty the potential material adverse effect on its operations, cash flows, or financial condition as a result of efforts to comply with, or any future liability under, environmental laws, regulations or other requirements.

AVAILABLE INFORMATION
The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are made available, without charge, through the Company’s website located at www.titan-intl.com under "Investor Relations" as soon as reasonably practicable after they are filed with the Securities and Exchange Commission (SEC).  You can also obtain copies of these materials by accessing the SEC’s website at www.SEC.gov.  The following documents are also posted on the Company’s website:

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
The Company’s ten largest customers, which are primarily original equipment manufacturers (OEMs), accounted for 38% of Titan’s net sales for 2019. Net sales to Deere & Company represented 11% of total 2019 sales. No other customer accounted for 10% or more of Titan's net sales in 2019. Titan’s business could be adversely affected if one of its larger customers reduces, or otherwise eliminates in full, its purchases from Titan due to work stoppages or slow-downs, financial difficulties, as a result of termination provisions, competitive pricing, or other reasons.  There is also continuing pressure from OEMs to reduce costs, including the cost of products and services purchased from outside suppliers such as Titan, and in that regard OEMs may develop in-house tire and wheel capabilities.  There can be no assurance that Titan will be able to maintain its long-term relationships with its major customers which could have an adverse effect on the Company's results of operations.

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

Additionally, on January 31, 2020, the United Kingdom (UK) officially withdrew from the EU (Brexit), subject to a transition period until December 31, 2020, which could be extended up to two years under certain conditions (the Brexit Transition Period). There is uncertainty as to the scope, nature and terms of the relationship between the UK and the EU after the Brexit Transition Period. This uncertainty could adversely impact customer or investor confidence, result in additional market volatility, legal uncertainty and divergent national laws and regulations.

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

•	Unfavorable outcomes of legal proceedings could adversely affect Titan's results of operations.
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

•	The Company has international operations and purchases raw material from foreign suppliers
The Company had total aggregate net sales outside the United States of approximately $776.1 million, $890.5 million, and $826.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. Net sales outside the United States have become a significant proportion of total net sales, accounting for 54% of net sales for the year ended December 31, 2019, and 56 % for each of the years ended December 31, 2018, and 2017. Net sales from these international operations are expected to continue to represent a similar portion of total net sales for the foreseeable future.

International Operations and Sales – International operations and sales are subject to a number of risks and restrictions, that are not generally applicable to Titan’s North American operations including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of foreign markets, restrictive actions by foreign governments (such as restrictions on transfer of funds, export duties, and quotas and foreign customs) and local epidemics or pandemics such as the new coronavirus that originated in China.  Other risks include changes in foreign laws regarding trade and investment; difficulties in establishing and maintaining relationships with respect to product distribution and support; nationalization; reforms of United States laws and policies affecting trade, restrictions on foreign investment, and restrictions on loans to foreign entities; and changes in foreign tax and other laws.  There may also be restrictions on the Company's ability to repatriate earnings and investments from international operations. There can be no assurance that one or a combination of these factors will not have a material adverse effect on the Company’s ability to increase or maintain its international sales and results of operations.

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
The Company’s operations are subject to federal, state, local, and foreign laws and regulations governing, among other things, emissions to air, discharge to waters, and the generation, handling, storage, transportation, treatment, and disposal of waste and other materials.  The Company’s operations entail risks in these areas, and there can be no assurance that Titan will not incur material costs or liabilities, including in connection with complying with the laws and regulations and any required remediation.  In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations, or requirements that may be adopted or imposed in the future. Titan’s customers may also be affected by environmental laws and regulations that may impact future purchases of the Company's products.

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

	Approximate square footage
Location	Owned	Use	Segment
Volzhsky, Russia	2,153	Manufacturing, distribution	All segments
Union City, Tennessee	2,149	Manufacturing, distribution	All segments
Des Moines, Iowa	1,930	Manufacturing, distribution	All segments
Sao Paulo, Brazil	1,282	Manufacturing, distribution	All segments
Quincy, Illinois	1,205	Manufacturing, distribution	All segments
Freeport, Illinois	1,202	Manufacturing, distribution	All segments

The Company’s total properties by continent are detailed by the location, size, and focus as provided in the table below (amounts in thousands):

	Approximate square footage
Location	Owned	Leased	Use	Segment
North America	8,596	535	Manufacturing, distribution	All segments
Europe	3,910	19	Manufacturing, distribution	All segments
South America	2,929	104	Manufacturing, distribution	All segments
Australia		1,205	Manufacturing, distribution	All segments
Asia	646	281	Manufacturing, distribution	All segments

The Company considers each of its facilities to be in good condition and adequate for present use.  Management believes that the Company has sufficient capacity to meet current market demand with the active facilities.

ITEM 3 – LEGAL PROCEEDINGS

The Company is subject, from time to time, to certain legal proceedings and claims arising out of the normal course of its business, which cover a wide range of matters, including environmental issues, product liability, contracts, and labor and employment matters. See Note 24 to the Company's consolidated financial statements in Part IV, Item 15 of this Form 10-K for further discussion.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5	– MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol TWI.  As of February 25, 2020, there were approximately 350 holders of record of Titan common stock.

PERFORMANCE COMPARISON GRAPH
The performance graph below compares cumulative total return on the Company’s common stock over the past five years against the cumulative total return of the Standard & Poor’s 600 Agricultural & Farm Machinery Index, and against the Standard & Poor’s 500 Stock Index.  The graph depicts the value on December 31, 2019, of a $100 investment made on December 31, 2014, in Company common stock and each of the other two indices, with all dividends reinvested.  The stock price performance reflected below is based on historical results and is not necessarily indicative of future stock price performance.

The performance graph is not deemed to be “soliciting material” or to be “filed” with the SEC for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Titan under the Securities Act of 1933 or the Exchange Act.

	Fiscal Year Ended December 31,
	2014	2015	2016	2017	2018	2019
Titan International, Inc.	$100.00	$37.18	$106.07	$122.09	$44.29	$34.58
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
S&P 600 Agricultural & Farm Machinery Index	100.00	94.38	129.33	153.70	123.57	119.70

ITEM 6 – SELECTED FINANCIAL DATA

The selected financial data presented below, as of and for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, are derived from the Company’s consolidated financial statements, as audited by Grant Thornton LLP, an independent registered public accounting firm, for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, and should be read in conjunction with the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and notes thereto.

	Year Ended December 31,
(All amounts in thousands, except per share data)	2019	2018	2017	2016	2015
Net sales	$1,448,666	$1,602,408	$1,468,922	$1,265,497	$1,394,771
Asset impairment and inventory write-down	—	—	9,917	—	—
Gross profit	129,004	198,266	160,311	141,415	136,583
(Loss) income from operations	(28,432)	42,244	(11,151)	(22,400)	(25,505)
Loss on senior note repurchase	—	—	(18,646)	—	—
(Loss) income before income taxes	(48,044)	19,807	(52,876)	(36,474)	(55,072)
Net (loss) income	(51,519)	13,045	(64,079)	(39,755)	(89,828)
Net loss attributable to noncontrolling interests	(3,094)	(3,042)	(4,037)	(2,150)	(14,654)
Net (loss) income attributable to Titan	(48,425)	16,087	(60,042)	(37,605)	(75,174)
Net (loss) income per share – basic	(0.84)	.06	(1.12)	(.87)	(1.73)
Net (loss) income per share – diluted	(0.84)	.06	(1.12)	(.87)	(1.73)
Dividends declared per common share	0.02	0.02	0.02	0.02	0.02

	As of December 31,
(All amounts in thousands)	2019	2018	2017	2016	2015
Working capital, excluding cash	$250,310	$322,728	$266,701	$215,250	$246,279
Current assets	644,262	779,481	783,193	729,181	716,564
Total assets	1,114,307	1,251,256	1,290,112	1,265,896	1,273,793
Long-term debt (a)	443,349	409,572	407,171	408,760	475,443
Total equity	238,988	270,097	310,084	292,879	351,246

(a)	Excludes amounts due within one year and classified as a current liability.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS
Management’s discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of the financial statements included in this annual report with a narrative from the perspective of the management of Titan International, Inc. (together with its subsidiaries, Titan, or the Company) on Titan’s financial condition, results of operations, liquidity, and other factors which may affect the Company’s future results. You should read the following discussion and analysis in conjunction with "Item 6. Selected Financial Data" and our consolidated financial statements and related notes in "Item 8. Financial Statements and Supplementary Data." The following discussion includes forward-looking statements about our business, financial condition, and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs, and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements” and "Item 1A. Risk Factors" in Part 1 of this Form 10-K.

BUSINESS
For a description of the Company’s business and segments see Part 1, Item 1 of this Form 10-K.

MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
Agriculture-related commodity prices remain low as a result of ongoing tariffs and trade concerns. Within North America, concerns about current economic conditions coupled with extraordinarily bad weather in the spring of 2019 led farmers to be less inclined to make large investments in their farming equipment. In 2020, market conditions for North America and Europe are expected to remain soft while it is anticipated that Russia and Latin America will experience modest growth. Major OEMs are forecasting 2020 agricultural equipment sales to be generally flat in North America. Many variables, including weather, volatility in the price of commodities, grain prices, export markets, foreign currency exchange rates, government policies, subsidies, and the demand for used equipment can greatly impact the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction market had a strong start in the beginning of 2019 but experienced declines during the rest of 2019 due to global economic uncertainty. Demand for larger construction equipment used for highways and infrastructure, which had been steady after several years of strong growth, began to tighten in 2019. Mining industry equipment demand also began to soften within certain regions in the second half of 2019. Construction is mainly driven by GDP by country and the need for infrastructure developments. We anticipate modest declines for small and medium-sized earthmoving/construction equipment used in the housing and commercial construction sectors in 2020. Mining is primarily driven by both the demand for and pricing of commodities. Demand for Titan's products in the mining industry for 2020 is anticipated to be generally flat as compared to 2019. The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers.

CONSUMER MARKET OUTLOOK
The consumer market consists of several different distinct product lines within different regions. These products include light truck tires, turf equipment, specialty products, and train brakes. Overall, the Company expects modest growth within this market in 2020. The consumer segment is affected by many variables including consumer spending, interest rates, government policies, and other macroeconomic drivers.

SUMMARY OF RESULTS OF OPERATIONS

The following table sets forth the Company’s statement of operations expressed as a percentage of net sales for the periods indicated.  This table and subsequent discussions should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included elsewhere in this annual report.

	As a Percentage of Net Sales Year ended December 31,
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	91.1	87.6	88.4
Asset impairment	—	—	0.7
Gross profit	8.9	12.4	10.9
Selling, general and administrative expenses	9.5	8.4	10.3
Research and development	0.7	0.7	0.7
Royalty expense	0.7	0.7	0.7
(Loss) income from operations	(2.0)	2.6	(0.8)
Interest expense	(2.3)	(1.9)	(2.0)
Loss on senior note repurchase	—	—	(1.3)
Foreign exchange gain (loss)	0.3	(0.7)	(0.1)
Other income	0.7	1.2	0.6
(Loss) income before income taxes	(3.3)	1.2	(3.6)
Income tax provision	0.2	0.4	0.8
Net (loss) income	(3.5)%	0.8%	(4.4)%
Net loss attributable to noncontrolling interests	(0.2)	(0.2)	(0.3)
Net (loss) income attributable to Titan	(3.3)%	1.0%	(4.1)%

In addition, the following table sets forth components of the Company’s net sales classified by segment:

(amounts in thousands)	2019	2018	2017
Agricultural	$652,558	$694,268	$690,238
Earthmoving/construction	648,753	741,733	608,894
Consumer	147,355	166,407	169,790
Total	$1,448,666	$1,602,408	$1,468,922

FISCAL YEAR ENDED DECEMBER 31, 2019, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2018

RESULTS OF OPERATIONS

Highlights for the year ended December 31, 2019, compared to 2018 (amounts in thousands):

	2019	2018	% Increase (Decrease)
Net sales	$1,448,666	$1,602,408	(9.6)%
Cost of sales	1,319,662	1,404,142	(6)%
Gross profit	129,004	198,266	(34.9)%
Selling, general and administrative expenses	137,697	134,789	2.2%
Research and development expenses	9,859	11,146	(11.5)%
Royalty expense	9,880	10,087	(2.1)%
(Loss) income from operations	(28,432)	42,244	167.3%

Net Sales
Net sales for the year ended December 31, 2019, were $1.45 billion, compared to $1.60 billion for the year ended December 31, 2018, a decrease of 9.6%, driven by sales decreases in all segments. This decrease reflects ongoing economic and weather challenges in the agricultural sector and a tightening of the construction market which significantly impacted our undercarriage business. Global trade issues were a major factor for the market challenges that were encountered. Overall, net sales volume was down 10.0% and unfavorable currency translation further decreased net sales by 3.4%. Favorable price/mix partially offset these declines and contributed a 3.8% increase in net sales.

Cost of Sales and Gross Profit
Cost of sales was $1.32 billion for the year ended December 31, 2019, compared to $1.40 billion for 2018. Gross profit for 2019 was $129.0 million, or 8.9% of net sales, compared to $198.3 million, or 12.4% of net sales, for 2018. The decrease in gross profit and margin was driven by lower sales volume, production inefficiencies and higher material costs, particularly in North American wheel operations relating to elevated steel inventories and related costs in the second and third quarters of 2019. The impact on 2019 costs and gross profit related to North American wheel operations was approximately $15 million versus 2018.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the year ended December 31, 2019, were $137.7 million, or 9.5% of net sales, up 2.2%, compared to $134.8 million, or 8.4% of net sales, for 2018.  The increase in SG&A expenses was primarily driven by an increase in technology expense in North America related to stabilization of the current ERP platform and investments in corporate systems. In addition, during 2019, the Company incurred approximately $2.7 million related to a postponed public listing of its subsidiary, ITM, which produces undercarriage products on a global scale. The increased costs were partially offset by lower bonus and sales commission expense.

Research and Development Expenses
Research and development (R&D) expenses for the year ended December 31, 2019, were $9.9 million, or 0.7% of net sales, compared to $11.1 million, or 0.7% of net sales, for 2018. The decrease in expenses was primarily attributable to lower salaries, benefits and facility costs due to more focused efforts in North America and undercarriage as compared to more significant product developments in 2018.

Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. Royalty expenses for the year ended December 31, 2019, were $9.9 million, compared to $10.1 million for 2018.

(Loss) Income from Operations
Loss from operations for the year ended December 31, 2019, was $28.4 million, or 2.0% of net sales, compared to income of $42.2 million, or 2.6% of net sales, for 2018.  This decrease in income was primarily driven by lower net sales and the net result of the items previously discussed.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense for 2019 and 2018 was $33.1 million and $30.5 million, respectively. The increase in interest expense was primarily due to increased borrowings under Titan's revolving credit facility and increased borrowing rates.

Foreign Exchange Gain (Loss)
Foreign currency gain was $4.0 million for the year ended December 31, 2019, compared to a loss of $11.2 million for the year ended December 31, 2018. Foreign currency gain or loss is the result of the translation of intercompany loans at certain foreign subsidiaries which are denominated in local currencies, not the reporting currency, the United States dollar. Since such loans are expected to be settled in cash at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates. Latin American, Australian, Canadian and Russian currencies all experienced significant fluctuations in 2019 as compared to 2018, which drove the Company's favorability in foreign currency translation. The Company uses derivative financial instruments from time to time on such intercompany loans as well as other actions to reduce foreign exchange exposures.

Other Income
Other income was $9.5 million for the year ended December 31, 2019, as compared to other income of $19.2 million for 2018, a decrease of $9.7 million. The decrease in 2019 was primarily attributable to 2018 non-recurring legal settlements of $9.9 million.

Provision for Income Taxes
The Company recorded tax expense for income taxes of $3.5 million and $6.8 million for the years ended December 31, 2019 and 2018, respectively. The Company's effective tax rate was (7)% in 2019 and 34% in 2018.

The Company’s 2019 and 2018 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses and a reduction of the liability for unrecognized tax positions. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the years ended December 31, 2019 and 2018.

Net (Loss) Income
Net loss for the year ended December 31, 2019, was $51.5 million, compared to net income of $13.0 million for 2018. Basic earnings per share was $(0.84) for the year ended December 31, 2019, as compared to $0.06 for 2018. Diluted earnings per share was $(0.84) for the year ended December 31, 2019, as compared to $0.06 for 2018. The Company's lower net income and earnings per share were due to the items previously discussed.

SEGMENT INFORMATION

Segment Summary (Amounts in thousands)

2019	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$652,558	$648,753	$147,355	$—	$1,448,666
Gross profit	55,971	57,678	15,355	—	129,004
(Loss) income from operations	10,991	(1,892)	1,849	(39,380)	(28,432)
2018
Net sales	$694,268	$741,733	$166,407	$—	$1,602,408
Gross profit	94,217	80,056	23,993	—	198,266
Income (loss) from operations	62,065	31,141	11,994	(62,956)	42,244

Agricultural Segment Results
Agricultural segment results were as follows:

(Amounts in thousands)	2019	2018	% Decrease
Net sales	$652,558	$694,268	(6.0)%
Gross profit	55,971	94,217	(40.6)%
Income from operations	10,991	62,065	(82.3)%

Net sales in the agricultural market were $652.6 million for the year ended December 31, 2019, as compared to $694.3 million for 2018, a decrease of 6.0%. Overall, a volume decrease of 13.2% and unfavorable foreign currency translation of 3.3% contributed to the decrease in net sales while favorable price/mix, experienced by all geographic locations except for Australia, partially offset this decrease with a 10.5% positive impact on net sales. Lower sales volumes were primarily caused by challenging market conditions and economic softness in most geographies as well as ongoing global trade issues. In addition, we experienced underperformance in our North American Wheel operations from reductions of steel inventory at higher than current prices, which compressed gross profit by approximately $12 million during the year.

Gross profit in the agricultural market was $56.0 million, or 8.6% of net sales, for 2019, as compared to $94.2 million, or 13.6% of net sales, for 2018.   The decrease in gross profit was driven by lower sales volumes, unfavorable foreign currency translation and production inefficiencies. Income from operations in the agricultural market was $11.0 million for the year 2019, as compared to $62.1 million for 2018.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows:

(Amounts in thousands)	2019	2018	% Decrease
Net sales	$648,753	$741,733	(12.5)%
Gross profit	57,678	80,056	(28.0)%
(Loss) income from operations	(1,892)	31,141	(106)%

The Company's earthmoving/construction market net sales were $648.8 million for the year ended December 31, 2019, compared to $741.7 million for 2018, a decrease of 12.5%. The decrease in earthmoving/construction net sales was driven by decreased volume of 9.3% and unfavorable foreign currency translation of 3.3% of net sales. Price/mix was flat year over year. Lower sales volume was experienced in most geographies, except Latin America, and also a result of tightening within the construction market which was most impactful in our undercarriage business.

Gross profit in the earthmoving/construction market was $57.7 million, or 8.9% of net sales, for the year ended December 31, 2019, as compared to $80.1 million, or 10.8% of net sales, for ended December 31, 2018. The Company's earthmoving/construction market loss from operations was $1.9 million for the year 2019, as compared to income from operations of $31.1 million for 2018. The decrease in both gross profit and income from operations in 2019, compared to the same period in 2018, was primarily due to the lower sales volume and the unfavorable impact it had on production efficiencies, particularly in the European facilities that produce the Company's undercarriage products.

Consumer Segment Results
Consumer segment results were as follows:

(Amounts in thousands)	2019	2018	% Decrease
Net sales	$147,355	$166,407	(11.4)%
Gross profit	15,355	23,993	(36.0)%
Income from operations	1,849	11,994	(84.6)%

Consumer market net sales were $147.4 million for the year ended December 31, 2019, compared to $166.4 million for 2018, a decrease of 11.4%.  The decrease in consumer net sales was primarily due to unfavorable price/mix of 7.6% and unfavorable foreign currency translation, primarily in Latin America, which negatively impacted net sales by 4.0%. Sales volumes were essentially flat with lower volume in Latin America and Russia offset by higher volumes in other geographies.

Gross profit from the consumer market was $15.4 million for 2019, or 10.4% of net sales, compared to $24.0 million, or 14.4% of net sales, for 2018. Consumer segment income from operations was $1.8 million for 2019, as compared to $12.0 million for 2018.

Corporate & Unallocated Expenses
Income from operations on a segment basis does not include corporate expenses which totaled $39.4 million for the year ended December 31, 2019, down 37.5% compared to $63.0 million for 2018. Corporate expenses, composed of selling, general and administrative expenses, of approximately $39.4 million and $63.0 million for the years ended December 31, 2019 and 2018, respectively. The decrease was due to lower salaries and benefits as well as an increase in allocations to the other segments as compared to the prior year.

FISCAL YEAR ENDED DECEMBER 31, 2018, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2017

The comparison of the 2018 results to 2017 has been omitted from this Form 10-K and can be found in the Company's Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 7, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of December 31, 2019, the Company had $66.8 million of cash, a decrease of $14.9 million from December 31, 2018, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Year ended December 31,
	2019	2018	Change
Net (loss) income	$(51,519)	$13,045	$(64,564)
Depreciation and amortization	54,376	57,618	(3,242)
Deferred income tax provision	(2,300)	(2,291)	(9)
Accounts receivable	56,832	(36,092)	92,924
Inventories	63,654	(77,919)	141,573
Prepaid and other current assets	1,912	(5,377)	7,289
Accounts payable	(53,183)	29,364	(82,547)
Other current liabilities	(10,155)	(2,866)	(7,289)
Other liabilities	(5,438)	(3,444)	(1,994)
Other operating activities	(8,737)	(8,214)	(523)
Net cash provided by (used for) operating activities	$45,442	$(36,176)	$81,618

For the year ended December 31, 2019, operating activities provided cash of $45.4 million, driven by decreases in inventories and accounts receivable of $63.7 million and $56.8 million, respectively, partially offset by decreases from accounts payable of $53.2 million and liabilities of $15.6 million. Included in net loss of $51.5 million were non-cash charges for depreciation and amortization of $54.4 million.

Operating activity cash increased by $81.6 million when comparing 2019 to 2018. This dramatic improvement was due to liquidation of working capital as a result of company-wide initiatives surrounding inventory management partially offset by the impact of lower sales in 2019, which resulted in a decrease of $64.6 million in net income.

Summary of the components of cash conversion cycle:

	December 31,	December 31,
	2019	2018
Days sales outstanding	56	61
Days inventory outstanding	111	115
Days payable outstanding	(53)	(62)
Cash conversion cycle	114	114

Days inventory outstanding decreased by 4 days during 2019 from 2018 due to strategic inventory management. During 2019 and beyond, days inventory outstanding is expected to continue to decrease as a result of recently improved planning systems to ensure more accurate demand forecasting and strategic sourcing of raw materials.

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Year ended December 31,
	2019	2018	Change
Capital expenditures	$(36,414)	$(39,000)	$2,586
Sale of Wheels India Limited shares	19,021	—	19,021
Payments related to redeemable noncontrolling interest	(71,722)	—	(71,722)
Other investing activities	(3,476)	2,069	(5,545)
Cash used for investing activities	$(92,591)	$(36,931)	$(55,660)

Net cash used for investing activities was $92.6 million in 2019, compared to cash used of $36.9 million in 2018. The Company invested a total of $36.4 million in capital expenditures in 2019, compared to $39.0 million in 2018. Capital expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan’s existing business and maintain existing equipment. The Company made payments of $71.7 million in satisfaction of obligations relating to the settlement put option under the Shareholders' Agreement. See Note 13 for additional information. In September 2019, the Company sold shares of its investment in Wheels India Limited for $19.0 million.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Year ended December 31,
	2019	2018	Change
Proceeds from borrowings	$134,227	$57,294	$76,933
Payment on debt	(100,901)	(38,557)	(62,344)
Dividends paid	(1,204)	(1,201)	(3)
Cash provided by financing activities	$32,122	$17,536	$14,586

Net cash provided by financing activities was $32.1 million in 2019 due to proceeds from borrowings of $134.2 million partially offset by debt payments of $100.9 million.

Debt Restrictions
The Company’s revolving credit facility (credit facility) and indenture relating to the 6.50% senior secured notes due 2023 contain various restrictions which include:

•
When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($12.5 million as of December 31, 2019), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);

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

LIQUIDITY OUTLOOK
At December 31, 2019, the Company had $66.8 million of cash and cash equivalents. At December 31, 2019, under the Company's $125 million credit facility, there were borrowings of $36 million. Titan’s availability under this domestic facility may be less than $125 million as a result of any outstanding letters of credit and the balance of accounts receivable and inventory at certain of its domestic subsidiaries. At December 31, 2019, an outstanding letter of credit totaled $11.5 million and the remaining amount available under the revolving credit facility was $30.8 million, based upon eligible accounts receivable and inventory balances. The cash and cash equivalents balance of $66.8 million includes $60.6 million held in foreign countries. The Company's current plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations due to focus on non-core asset sales and availability under the credit facility.

Capital expenditures for 2020 are forecasted to be approximately $35 million. These capital expenditures are anticipated to be used primarily to enhance the Company’s existing facilities and manufacturing capabilities and drive productivity gains.
Cash payments for interest are currently forecasted to be approximately $30 million in 2020, based on the Company's year-end 2019 debt balances and debt maturities.

In the near future, Titan may pursue sales of non-core or idle assets to generate cash flow and improve working capital. Going forward, the Company may seek to grow by making acquisitions which will depend on its ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition, and finance those acquisitions.

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

CONTRACTUAL OBLIGATIONS
The Company’s contractual obligations at December 31, 2019, consisted of the following (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
6.50% senior secured notes due 2023	$400,000	$—	$—	$400,000	$—
Other debt and capital leases	108,642	61,253	44,204	1,636	1,549
Interest expense (a)	107,002	30,379	52,790	23,833	—
Operating leases	28,487	8,244	11,261	5,399	3,583
Purchase obligations	22,731	17,853	4,610	268	—
Other long-term liabilities (b)	32,200	4,800	16,400	11,000	—
Total	$699,062	$122,529	$129,265	$442,136	$5,132

(a)
Interest expense is estimated based on the Company’s year-end 2019 debt balances, maturities, and interest rates.  The estimates assume the credit facility borrowings are paid off during 2020.  The Company’s actual debt balances and interest rates may fluctuate in the future; therefore, actual interest payments may vary from those payments detailed in the above table.

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

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2019, the Company did not have any off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).

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
Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates, and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements, and obligations.  The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries.  For more information concerning these obligations, see Note 22 for additional information.

The effect of hypothetical changes to selected assumptions on the Company’s frozen pension benefit obligations would be as follows (amounts in thousands):

		December 31, 2019		2020
Assumptions	Percentage Change	Increase (Decrease) PBO (a)	Increase (Decrease) Equity	Increase (Decrease) Expense
Pension
Discount rate	+/-5	$(5,015)/$5,472	$5,015/$(5,472)	$(227)/$259
Expected return on assets	+/-5			$(385)/$385

(a)	Projected benefit obligation (PBO) for pension plans.

Product Warranties
The Company provides limited warranties on workmanship on its products in all market segments. The majority of the Company's products are subject to a limited warranty that ranges between less than one year and ten years, with certain product warranties being prorated after the first year. Actual warranty experience may differ from historical experience. The Company calculates an estimated warranty liability based on past warranty experience and the sales of products subject to that experience. The Company records warranty expense based on warranty payments made and changes to the estimated warranty liability. The Company's warranty liability was $14.3 million at December 31, 2019, and $16.3 million at December 31, 2018. The Company recorded warranty expense of $5.0 million for the year ended December 31, 2019, and $4.2 million for the year ended December 31, 2018. The Company's estimated warranty liability and expense increased primarily as the result of higher net sales of product with historical warranty experience.

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

MARKET RISK

Foreign Currency Risk
The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of the Company's various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange derivative contracts to mitigate the currency risk. The Company is exposed to fluctuations in the Australian dollar, Brazilian real, British pound, euro, Russian ruble and other global currencies.   The Company’s net investment in foreign entities translated into U.S. dollars was $287.0 million at December 31, 2019, and $347.1 million at December 31, 2018.  The hypothetical potential loss in value of the Company’s net investment in foreign entities resulting from a 10% adverse change in foreign currency exchange rates at December 31, 2019, would have been approximately $28.7 million.

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

Interest Rate Risk
The Company is exposed to interest rate risk on its variable debt. The Company has a $125 million credit facility that has a variable interest rate.  As of December 31, 2019, the amount available under the credit facility was $30.8 million. If the credit facility were fully drawn to available funds, a change in the interest rate of 100 basis points, or 1%, would have changed the Company’s interest expense by approximately $0.8 million.  At December 31, 2019, there were $36.0 borrowings under the credit facility.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7 of this report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Part IV, Item 15 of this report, “Exhibits and Financial Statement Schedules.”

ITEM 9	– CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in Titan's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Titan management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the "Internal Control-Integrated Framework (2013)." Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019.
The effectiveness of Titan's internal control over financial reporting as of December 31, 2019, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report within this Form 10-K.
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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors
Information required by this item regarding the Company’s directors is incorporated herein by reference to the Company’s 2020 Proxy Statement under the captions “Proposal #1 - Election of Directors,” “Committees of the Board of Directors; Meetings” and “Corporate Governance.”

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

Paul G. Reitz, 47, joined the Company in July 2010 as Chief Financial Officer.  Mr. Reitz was appointed President in February 2014. In December 2016, Mr. Reitz was appointed President and Chief Executive Officer.

David A. Martin, 52, joined the Company in June 2018 as Chief Financial Officer. Prior to joining Titan, Mr. Martin served from 1993 to 2018 in various roles at Aegion Corporation, a global technology/service provider maintaining, protecting and strengthening infrastructure, primarily pipelines, that is listed on the NASDAQ Global Select Market. Mr. Martin’s roles included Chief Financial Officer from 2007 to November 2017.

Michael G. Troyanovich, 62, joined the Company in August 2011 as Assistant General Counsel. Mr. Troyanovich was appointed Secretary in December 2012, and General Counsel in June 2013.

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

ITEM 11 – EXECUTIVE COMPENSATION

Information required by this item regarding executive compensation is incorporated herein by reference to the Company’s 2020 Proxy Statement under the caption “Compensation of Executive Officers.”

ITEM 12– SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item regarding security ownership is incorporated herein by reference to the Company’s 2020 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item regarding relationships and related party transactions is incorporated herein by reference to the Company’s 2020 Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance” and also appears in Note 27 of the Company’s Notes to Consolidated Financial Statements.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item regarding audit fees and services is incorporated by reference herein to the Company’s 2020 Proxy Statement under the caption “Audit and Other Fees.”

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The accompanying Exhibit Index is incorporated herein by reference.

TITAN INTERNATIONAL, INC.
Exhibit Index
Annual Report on Form 10-K

Exhibit No.	DESCRIPTION
3.1 (a)	Titan International, Inc. Amended and Restated Certificate of Incorporation
3.2 (a)	Bylaws of the Company
4.1 *	Description of Securities of the Registrant
4.2 (b)	Indenture, dated as of November 20, 2017, among Titan, the Guarantors named therein, the Trustee and the Collateral Trustee
4.3 (b)
Registration Rights Agreement, dated as of November 20, 2017, among, Titan, the Guarantors named therein, and Goldman Sachs & Co. LLC, as representative of the initial purchasers of the Senior Secured Notes due 2023

10.1 (c)	2005 Equity Incentive Plan as Amended
10.2 (d)	Paul G. Reitz Employment Agreement
10.3 (e)	Paul G. Reitz Employment Agreement Amendment
10.4 (f)	Michael G. Troyanovich Employment Agreement
10.5 (g)	David A. Martin Employment Agreement
10.6 (h)	Trademark License Agreement with The Goodyear Tire & Rubber Company **
10.7 (i)
Agreement, dated as of February 26, 2016, by and among the Company and MHR Institutional Partners III LP, MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Advisors III LLC, MHR Advisors LLC, MHRC LLC, MHR Fund Management LLC, MHR Holdings LLC and Mark H. Rachesky

10.8 (j)	Audit Committee Observer Agreement, dated as of September 29, 2016
10.9 (k)	Credit and Security Agreement with agent BMO Harris Bank N. A., dated as of February 17, 2017
10.10 (l)	Shareholders' Agreement, dated July 9, 2013, between Titan International, Inc., Titan Luxembourg S.A.R.L., OEP 11 Cooperatief U.A., Rubber Cooperatief U.A., and Titan Tire Russia B.V.
10.11 (m)	Transaction Agreement among Titan Luxembourg S.A.R.L., Titan International, Inc., and Rubber Coöperatief U.A.
10.12 (n)
Amendment, dated as of February 25, 2019, to the February 26, 2016, Agreement by and among the Company and MHR Institutional Partners III LP, MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Advisors III LLC, MHR Advisors LLC, MHRC LLC, MHR Fund Management LLC, MHR Holdings LLC and Mark H. Rachesky

10.13 (o)	Second Amendment to Credit and Security Agreement with agent BMO Harris Bank N. A. dated as of May 17, 2019
10.14 (p)	Sale Purchase Agreement among OEP Tire Russia L.P., Titan Luxembourg S.A.R.L., OEP II Partners, Co-Invest, L.P. and One Equity Partners V, L.P., dated July 30, 2019
21*	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** Confidential treatment has been granted with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

(a)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on June 29, 2015 (No. 1-12936).

(b)	Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on November 20, 2017 (No. 1-12936).

(c)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on March 28, 2011.

(d)	Incorporated by reference to exhibit 10.1 contained in the Company's Current Report on Form 8-K filed on December 23, 2015 (No. 1-12936).

(e)	Incorporated by reference to exhibit 10.3 contained in the Company's Current Report on Form 8-K filed on December 9, 2016 (No. 1-12936).

(f)	Incorporated by reference to exhibit 10.3 contained in the Company's Current Report on Form 8-K filed on December 23, 2015 (No. 1-12936).

(g)	Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on June 15, 2018 (No. 1-12936).

(h)	Incorporated by reference to exhibit 10.1 contained in the Company's Form 10-Q for the quarterly period ended March 31, 2016 (No. 1-12936).

(i)	Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on February 29, 2016 (No. 1-12936).

(j)	Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on October 3, 2016 (No. 1-12936).

(k)	Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on February 23, 2017 (No. 1-12936).

(l)	Incorporated by reference to exhibit 10 contained in the Company's Form 10-Q for the quarterly period ended September 30, 2018 (No. 1-12936).

(m)	Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on February 11, 2019 (No 1-12936).

(n)	Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on February 25, 2019 (No 1-12936).

(o)	Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on May 21, 2019 (No 1-12936).

(p)	Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 10-Q for the quarterly period ended September 30, 2019 (No 1-12936).

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	March 3, 2020	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2020.

Signatures	Capacity

/s/ PAUL G. REITZ	President, Chief Executive Officer and Director
Paul G. Reitz	(Principal Executive Officer)
/s/ DAVID A. MARTIN	SVP and Chief Financial Officer
David A. Martin	(Principal Financial Officer)
/s/ AMY S. EVANS	VP, Chief Accounting Officer
Amy S. Evans	(Principal Accounting Officer)
/s/ MAURICE M. TAYLOR JR.	Chairman
Maurice M. Taylor Jr.
/s/ RICHARD M. CASHIN JR.	Director
Richard M. Cashin Jr.
/s/ GARY L. COWGER	Director
Gary L. Cowger
/s/ ALBERT J. FEBBO	Director
Albert J. Febbo
/s/ MAX A. GUINN	Director
Max A. Guinn
/s/ DR. MARK RACHESKY	Director
Dr. Mark Rachesky
/s/ ANTHONY L. SOAVE	Director
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

The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  The consolidated financial statements as of December 31, 2019 have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Titan International, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Titan International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 3, 2020 expressed an unqualified opinion.
Change in accounting principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for lease arrangements in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).
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
March 3, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Titan International, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Titan International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated March 3, 2020 expressed an unqualified opinion on those financial statements.
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

/s/ Grant Thornton LLP

Chicago, Illinois
March 3, 2020

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,
	2019	2018	2017
Net sales	$1,448,666	$1,602,408	$1,468,922
Cost of sales	1,319,662	1,404,142	1,298,694
Asset impairment	—	—	9,917
Gross profit	129,004	198,266	160,311
Selling, general and administrative expenses	137,697	134,789	150,676
Research and development expenses	9,859	11,146	10,302
Royalty expense	9,880	10,087	10,484
(Loss) income from operations	(28,432)	42,244	(11,151)
Interest expense	(33,137)	(30,456)	(30,229)
Loss on senior note repurchase	—	—	(18,646)
Foreign exchange gain (loss)	3,999	(11,179)	(1,958)
Other income	9,526	19,198	9,108
(Loss) income before income taxes	(48,044)	19,807	(52,876)
Provision for income taxes	3,475	6,762	11,203
Net (loss) income	(51,519)	13,045	(64,079)
Net loss attributable to noncontrolling interests	(3,094)	(3,042)	(4,037)
Net (loss) income attributable to Titan	(48,425)	16,087	(60,042)
Redemption value adjustment	(1,928)	(12,207)	(6,393)
Net (loss) income applicable to common shareholders	$(50,353)	$3,880	$(66,435)

(Loss) Earnings per common share:
Basic	$(.84)	$.06	$(1.12)
Diluted	$(.84)	$.06	$(1.12)
Average common shares and equivalents outstanding:
Basic	60,100	59,820	59,340
Diluted	60,100	59,909	59,340

Dividends declared per common share:	$.02	$.02	$.02

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(All amounts in thousands)

	Year ended December 31,
	2019	2018	2017
Net (loss) income	$(51,519)	$13,045	$(64,079)
Currency translation adjustment	(8,949)	(41,966)	30,818
Pension liability adjustments, net of tax of $133, $(104), and $151, respectively	6,566	(3,650)	1,523
Comprehensive loss	(53,902)	(32,571)	(31,738)
Net comprehensive loss attributable to redeemable and noncontrolling interests	(1,533)	(6,488)	(2,898)
Comprehensive loss attributable to Titan	$(52,369)	$(26,083)	$(28,840)

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$66,799	$81,685
Accounts receivable (net of allowance of $3,714 and $3,404, respectively)	185,238	241,832
Inventories	333,356	395,735
Prepaid and other current assets	58,869	60,229
Total current assets	644,262	779,481
Property, plant and equipment, net	374,798	384,872
Operating lease assets	23,914	—
Deferred income taxes	2,331	2,874
Other long-term assets	69,002	84,029
Total assets	$1,114,307	$1,251,256

Liabilities
Current liabilities
Short-term debt	$61,253	$51,885
Accounts payable	158,647	212,129
Other current liabilities	107,253	111,054
Total current liabilities	327,153	375,068
Long-term debt	443,349	409,572
Deferred income taxes	6,672	9,416
Other long-term liabilities	73,145	67,290
Total liabilities	850,319	861,346

Commitments and contingencies: Notes 10, 24, 25 and 26

Redeemable noncontrolling interest	25,000	119,813

Equity
Titan stockholders' equity
Common stock ($0.0001 par, 120,000,000 shares authorized, 60,710,983 issued at December 2019 and 60,715,356 at December 2018)	—	—
Additional paid-in capital	532,070	519,498
Retained deficit	(74,334)	(29,048)
Treasury stock (at cost, 427,771 shares at December 2019 and 798,383 shares at December 2018)	(4,234)	(7,831)
Accumulated other comprehensive loss	(218,651)	(203,571)
Total Titan stockholders’ equity	234,851	279,048
Noncontrolling interests	4,137	(8,951)
Total equity	238,988	270,097
Total liabilities and equity	$1,114,307	$1,251,256

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(All amounts in thousands, except share data)

	Number of common shares	Common stock	Additional paid-in capital	Retained earnings (deficit)	Treasury stock	Stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2017	54,169,880	$—	$479,075	$17,214	$(10,119)	$(1,075)	$(188,278)	$296,817	$(3,938)	$292,879
Net loss *				(60,042)				(60,042)	(4,121)	(64,163)
CTA, net of tax *							29,679	29,679	(768)	28,911
Pension liability adjustments, net of tax							1,523	1,523		1,523
Note Conversion	5,462,264		58,460					58,460		58,460
Dividends declared				(1,194)				(1,194)		(1,194)
Redemption value adjustment			(6,393)					(6,393)		(6,393)
Stock-based compensation	119,173		468		1,071			1,539		1,539
Deferred compensation transactions			—			—		—	(2,018)	(2,018)
Issuance of treasury stock under 401(k) plan	49,242		98		442			540		540
Balance December 31, 2017	59,800,559	—	531,708	(44,022)	(8,606)	(1,075)	(157,076)	320,929	(10,845)	310,084
Net loss *				16,087				16,087	(1,951)	14,136
CTA, net of tax *							(38,520)	(38,520)	1,050	(37,470)
Pension liability adjustments, net of tax							(3,650)	(3,650)		(3,650)
Dividends declared				(1,201)				(1,201)		(1,201)
Accounting standards adoption				88				88	35	123
Acquisition of additional interest			(1,032)				(4,325)	(5,357)	5,208	(149)
Redemption value adjustment			(12,207)					(12,207)		(12,207)
Stock-based compensation	61,897		844		286			1,130		1,130
VIE consolidation and distributions			—			—		—	(2,448)	(2,448)
Deferred compensation transactions			113			1,075		1,188		1,188
Issuance of treasury stock under 401(k) plan	54,517		72		489			561		561
Balance December 31, 2018	59,916,973	—	519,498	(29,048)	(7,831)	—	(203,571)	279,048	(8,951)	270,097
Net (loss) income *				(48,425)				(48,425)	(2,275)	(50,700)
CTA, net of tax *							(10,510)	(10,510)	878	(9,632)
Pension liability adjustments, net of tax							6,566	6,566		6,566
Dividends declared				(1,207)				(1,207)		(1,207)
Accounting standards adoption	—		—	4,346			(4,933)	(587)		(587)
Acquisition of additional interest			6,203				(6,203)	—		—
Redeemable noncontrolling interest activity			9,437					9,437	15,445	24,882
Redemption value adjustment			(1,928)					(1,928)		(1,928)
Stock-based compensation	100,118		213		1,168			1,381		1,381
VIE deconsolidation and distributions								—	(2,968)	(2,968)
Record initial NCI								—	2,008	2,008
Issuance of treasury stock under 401(k) plan	266,121		(1,353)		2,429			1,076		1,076
Balance December 31, 2019	60,283,212	$—	$532,070	$(74,334)	$(4,234)	$—	$(218,651)	$234,851	$4,137	$238,988

* Net income (loss) excludes income (loss) attributable to redeemable noncontrolling interest of $84, $(1,091), and $(819) for 2017, 2018, and 2019, respectively. CTA excludes $1,907, $(4,496), and $683 for 2017, 2018, and 2019, respectively.
See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
Cash flows from operating activities:	2019	2018	2017
Net (loss) income	$(51,519)	$13,045	$(64,079)
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	54,376	57,618	58,444
Asset impairment	—	—	9,917
Deferred income tax provision	(2,300)	(2,291)	785
Gain on investment sale	(4,695)	—	—
Loss on note repurchase	—	—	18,646
Stock-based compensation	1,381	1,130	1,539
Issuance of treasury stock under 401(k) plan	1,076	561	540
Foreign currency translation loss	(4,657)	3,149	5,258
(Increase) decrease in assets:
Accounts receivable	56,832	(36,092)	(38,478)
Inventories	63,654	(77,919)	(55,562)
Prepaid and other current assets	1,912	(5,377)	9,277
Other long-term assets	(1,842)	(13,054)	15,134
Increase (decrease) in liabilities:
Accounts payable	(53,183)	29,364	37,584
Other current liabilities	(10,155)	(2,866)	9,522
Other liabilities	(5,438)	(3,444)	(9,816)
Net cash provided by (used for) operating activities	45,442	(36,176)	(1,289)
Cash flows from investing activities:
Capital expenditures	(36,414)	(39,000)	(32,626)
Sale of Wheels India Limited shares	19,021	—	—
Certificates of deposit	—	—	50,000
Payments related to redeemable noncontrolling interest	(71,722)	—	—
Other	(3,476)	2,069	993
Net cash (used for) provided by investing activities	(92,591)	(36,931)	18,367
Cash flows from financing activities:
Proceeds from borrowings	134,227	57,294	447,639
Repurchase of senior secured notes	—	—	(415,395)
Payment on debt	(100,901)	(38,557)	(55,160)
Dividends paid	(1,204)	(1,201)	(1,167)
Net cash provided by (used for) financing activities	32,122	17,536	(24,083)
Effect of exchange rate changes on cash	141	(6,314)	2,748
Net decrease in cash and cash equivalents	(14,886)	(61,885)	(4,257)
Cash and cash equivalents, beginning of year	81,685	143,570	147,827
Cash and cash equivalents, end of year	$66,799	$81,685	$143,570

Supplemental information:
Interest paid	$32,498	$30,800	$38,164
Income taxes paid, net of refunds received	$10,416	$12,435	$4,594
Non-cash information:
Deferred compensation obligation paid through the transfer of trust assets	$—	$14,268	$—
Issuance of common stock for convertible debt payment	$—	$—	$58,460

 See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents
The Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents. The cash in the Company's U.S. banks is not fully insured by the Federal Deposit Insurance Corporation. The Company had $60.6 million and $55.6 million of cash in foreign bank accounts at December 31, 2019 and 2018, respectively. The Company's cash in its foreign bank accounts is not fully insured.

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

Interest is capitalized on fixed asset projects which are constructed over a period of time.  The amount of interest capitalized is determined by applying a weighted average interest rate to the average amount of accumulated expenditures for the asset during the period.  The interest rate used is based on the rates applicable to borrowings outstanding during the period. No interest was capitalized in 2019 or 2018. Interest capitalized was $0.3 million for the year ended December 31, 2017.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.50% senior secured notes due 2023, issued on November 20, 2017 (senior secured notes) were carried at cost of $396.0 million at December 31, 2019. The fair value of the senior secured notes due 2023 at December 31, 2019, as obtained through an independent pricing source, was approximately $337.0 million.
Investments
The Company had an equity method investment of $34.0 million in Wheels India Limited (Wheels India) as of December 31, 2019, representing a 23.8% ownership. This equity method investment is included in other long-term assets in the Consolidated Balance Sheets. The value of this investment based on the December 31, 2019, market price was $48.2 million. In February 2020, the Company completed the sale of shares of Wheels India reducing the ownership percentage to 20%. See Note 31 for additional information. The Company assesses the carrying value of its equity method investments whenever events and circumstances indicate that the carrying values may not be recoverable. Investment write-downs, if necessary, are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. These write-downs, if any, are measured as the excess of the carrying value of the asset over the discounted expected future cash flows or the estimated fair value of the asset.

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

Research and development expense
Research and development (R&D) expenses are expensed as incurred.  R&D costs were $9.9 million, $11.1 million, and $10.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Advertising
Advertising expenses are included in SG&A expense and are expensed as incurred.  Advertising costs were approximately $3.7 million, $3.1 million and $3.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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
Stock-based compensation
The Company has one stock-based compensation plan, which is described in Note 23.  Compensation expense for stock-based compensation is recognized over the requisite service period at the estimated fair value of the award at the grant date.  The Company granted 80,000; and 89,200 stock options in 2018, and 2017, respectively; none were granted in 2019. The Company granted 355,201 and 376,500 restricted stock awards in 2019 and 2018, respectively; none were granted in 2017.
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
Adoption of new accounting standards
On January 1, 2019, the Company adopted Accounting Standards Update (ASU) No. 2016-02, "Leases (Topic 842)" (the New Lease Standard) to increase transparency and comparability among entities by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements. Titan elected the modified retrospective with cumulative effect transition approach to adopt the New Lease Standard and thus did not restate its comparative periods in the year of transition. The Company adopted the practical expedients of the New Lease Standard which include (i) not reassessing whether expired or existing contracts contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not revaluing initial direct costs for existing leases. The Company did not elect the hindsight practical expedient. The adoption of this standard resulted in the recognition of operating lease right-of-use assets and corresponding lease liabilities on the Condensed Consolidated Balance Sheet, which resulted in a net credit adjustment to retained earnings as of January 1, 2019, of $0.6 million. The New Lease Standard did not materially impact the Company's operating results or liquidity. Further disclosures related to the New Lease Standard are included in Note 25, Leases.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers" (the New Revenue Standard), effective January 1, 2018, using the modified retrospective approach which requires the recognition of the cumulative effect of initially applying the standard as an adjustment to opening retained earnings for the fiscal year beginning January 1, 2018. The adoption of the New Revenue Standard resulted in the recognition of an immaterial cumulative adjustment to opening retained earnings as of January 1, 2018, and had an immaterial effect on the Company’s financial position and results of operations. Results for reporting periods beginning after January 1, 2018, are presented under the New Revenue Standard, which prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Titan recognizes revenue when the performance obligations specified in the Company's contracts have been satisfied. Titan's contracts typically contain a single performance obligation that is fulfilled on the date of delivery based on shipping terms stipulated in the contract. The impact of the Company's adoption of the New Revenue Standard on net sales was immaterial and the disaggregation of revenues, which is based on the major markets the Company serves, has not changed from how it is presented in Note 28, Segment and Geographical Information.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2019 and 2018, consisted of the following (amounts in thousands):

	2019	2018
Accounts receivable	$188,952	$245,236
Allowance for doubtful accounts	(3,714)	(3,404)
Accounts receivable, net	$185,238	$241,832

Accounts receivable are reduced by an estimated allowance for doubtful accounts which is based on known risks and historical losses.

3. INVENTORIES

Inventories at December 31, 2019 and 2018, consisted of the following (amounts in thousands):

	2019	2018
Raw material	$83,569	$110,806
Work-in-process	48,369	55,543
Finished goods	201,418	229,386
	$333,356	$395,735

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2019 and 2018, consisted of the following (amounts in thousands):

	2019	2018
Factory supplies	$26,103	$26,014
Value added tax	11,754	10,407
Prepaid expense	7,165	5,760
Contract receivable	2,754	314
Prepaid insurance	2,518	2,315
Deposits	2,026	4,237
Prepaid taxes	1,953	3,731
Duty receivable	1,179	744
Derivative financial instruments	—	902
Volume rebate	—	487
Other	3,417	5,318
	$58,869	$60,229

5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31, 2019 and 2018, consisted of the following (amounts in thousands):

	2019	2018
Land and improvements	$44,386	$43,562
Buildings and improvements	265,281	255,451
Machinery and equipment	605,743	592,932
Tools, dies, and molds	113,603	109,537
Construction-in-process	16,237	18,867
	1,045,250	1,020,349
Less accumulated depreciation	(670,452)	(635,477)
	$374,798	$384,872

Depreciation, including depreciation on capital leases, related to property, plant, and equipment for the years 2019, 2018, and 2017 totaled $50.9 million, $53.9 million, and $54.3 million, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. OTHER LONG-TERM ASSETS

Other long-term assets at December 31, 2019 and 2018, consisted of the following (amounts in thousands):

	2019	2018
Investment in Wheels India Limited	$33,982	$47,230
Prepaid software	10,809	7,711
Amortizable intangibles	9,766	11,647
Other equity investments	4,973	3,986
Manufacturing spares	2,456	2,825
Notes receivable	2,000	6,000
Deferred financing costs	264	267
Other	4,752	4,363
	$69,002	$84,029

7. INTANGIBLE ASSETS

The components of intangible assets for each of the years ended December 31, 2019 and 2018, were as follows (amounts in thousands):

	Weighted- Average Useful Lives (in Years)	2019	2018
Amortizable intangible assets:
Customer relationships	7.7	$12,629	$12,967
Patents, trademarks, and other	7.8	11,598	11,356
Total at cost		24,227	24,323
Less accumulated amortization		(14,461)	(12,676)
		$9,766	$11,647

Amortization related to intangible assets for the years 2019, 2018, and 2017 totaled $2.2 million, $2.3 million, and $3.0 million, respectively.

The estimated aggregate amortization expense at December 31, 2019, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

2020	$2,179
2021	1,379
2022	987
2023	987
2024	986
Thereafter	3,248
$9,766

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2019 and 2018, consisted of the following (amounts in thousands):

	2019	2018
Wages and benefits	$24,979	$27,520
Warranty	14,334	16,328
Insurance	12,358	13,655
Incentive compensation	6,878	8,506
Operating lease liability	6,729	—
Customer deposits	6,396	8,399
Customer rebates	5,812	6,794
Accrued other taxes	4,912	5,535
Accrued interest	2,374	2,399
Italian government grant	1,217	691
Other	21,264	21,227
	$107,253	$111,054

9. WARRANTY

Changes in the warranty liability for the periods set forth below consisted of the following (amounts in thousands):

	2019	2018
Warranty liability, January 1	$16,328	$18,612
Provision for warranty liabilities	4,965	4,232
Warranty payments made	(6,959)	(6,516)
Warranty liability, December 31	$14,334	$16,328

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

10. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following as of the dates set forth below (amounts in thousands):

	December 31, 2019
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(4,040)	$395,960
Titan Europe credit facilities	43,591	—	43,591
Revolving credit facility	36,000	—	36,000
Other debt	24,171	—	24,171
Capital leases	4,880	—	4,880
Total debt	508,642	(4,040)	504,602
Less amounts due within one year	61,253	—	61,253
Total long-term debt	$447,389	$(4,040)	$443,349

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(4,897)	$395,103
Titan Europe credit facilities	35,115	—	35,115
Other debt	28,429	—	$28,429
Capital leases	2,810	—	$2,810
Total debt	466,354	(4,897)	461,457
Less amounts due within one year	51,885	—	51,885
Total long-term debt	$414,469	$(4,897)	$409,572
The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term debt, at December 31, 2019 and December 31, 2018, were 6.5% and 6.9%, respectively.

Aggregate maturities of long-term debt at December 31, 2019, for each of the years (or other periods) set forth below were as follows (amounts in thousands):

2020	$61,253
2021	4,212
2022	39,992
2023	401,085
2024	551
Thereafter	1,549
$508,642

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

Titan Europe credit facilities
The Titan Europe credit facilities included borrowings from various institutions totaling $43.6 million in aggregate principal amount at December 31, 2019. Maturity dates on this debt range from less than one year to three years. The Titan Europe facilities are primarily secured by the assets of Titan's subsidiaries in Italy, Spain, Germany, and Brazil.

Revolving credit facility
The Company has a $125 million revolving credit facility (credit facility) with agent BMO Harris Bank N.A. and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and is scheduled to mature in February 2022. From time to time Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At December 31, 2019, under the credit facility there were $36.0 million in borrowings, an $11.5 million letter of credit and the amount available under the facility totaled $30.8 million based on eligible accounts receivable and inventory balances.

Other Debt
The Company has working capital loans at Titan Pneus do Brasil Ltda and Voltyre-Prom at various interest rates, which totaled $7.3 million and $16.6 million at December 31, 2019, respectively. Maturity dates on this debt range from less than one year to three years.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2019 and 2018, consisted of the following (amounts in thousands):

	2019	2018
Accrued pension liabilities	$31,080	$35,062
Operating lease liability	17,360	—
Italian government grant	8,227	9,365
Contingencies	6,500	6,500
Income tax liabilities	4,503	8,943
Other	5,475	7,420
	$73,145	$67,290

12. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. These derivative financial instruments are recognized at fair value. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is recorded as an offset to currency exchange gain/loss. For the year ended December 31, 2019, the Company recorded currency exchange loss of $0.9 million related to these derivatives. For the year ended December 31, 2018, the Company recorded currency exchange gain of $0.5 million related to these derivatives.

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

On November 14, 2018, the Company received notification of exercise of the put option from RDIF. On February 11, 2019, the Company entered into a definitive agreement (the "Agreement") with an affiliate of RDIF relating to the put option that was exercised by RDIF. The transactions contemplated by the Agreement closed on February 22, 2019. Under the terms of the Agreement, in full satisfaction of the settlement put option that was exercised by RDIF, Titan paid to RDIF $25 million in cash at the closing of the transaction, and agreed, subject to the completion of regulatory approval, to issue to RDIF in a private placement 4,032,259 restricted shares of Titan common stock. Due to pending regulatory approval, the issuance of the restricted shares of Titan common stock pursuant to the Agreement was not completed as of December 31, 2019. Immediately following the closing, RDIF continued to own the same interest in Voltyre-Prom, subject to the terms of the Agreement and the Shareholders’ Agreement. Titan has retained the right to buy back the Titan shares from RDIF for $25 million until February 12, 2022, the three-year anniversary of the signing of the Agreement, and, if the stock buyback is consummated within the first year of the closing under the Agreement at the time of such buyback, RDIF would be required to convey to Titan, based on current ownership, a 10.71% interest in Voltyre-Prom, resulting in RDIF reducing its interest in Voltyre-Prom from 35.7% to 25%.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prior payment to OEP of $16.0 million during the second quarter of 2019, were made in full satisfaction of the settlement put option exercised by OEP under the Shareholders’ Agreement. Immediately following the closing, OEP ceased to have any ownership interests in, and the Titan Purchaser and RDIF owned 64.3% and 35.7%, respectively, of, Voltyre-Prom.

As of December 31, 2019, the value of the redeemable noncontrolling interest held by RDIF was recorded at $25 million, the value of the shares of restricted stock to be issued pursuant to the terms of the Agreement.

The following is a reconciliation of redeemable noncontrolling interest as of December 31, 2019 and 2018 (amounts in thousands):

Balance at January 1, 2018	$113,193
Loss attributable to redeemable noncontrolling interest	(1,091)
Currency translation	(4,496)
Redemption value adjustment	12,207
Balance at December 31, 2018	$119,813
Reclassification as a result of Agreement regarding put option	(49,883)
Payment of redeemable noncontrolling interest	(46,722)
Loss attributable to redeemable noncontrolling interest	(819)
Currency translation	683
Redemption value adjustment	1,928
Balance at December 31, 2019	$25,000

This obligation represents the value of the restricted shares of Titan common stock due to RDIF on December 31, 2019, and is presented in the Condensed Consolidated Balance Sheet in redeemable noncontrolling interest, which is treated as mezzanine equity.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following at the dates set forth below (amounts in thousands):

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2018	$(132,949)	$(24,127)	$(157,076)
Currency translation adjustments	(38,520)	—	(38,520)
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior service cost, net of tax of $(104)	—	(3,650)	(3,650)
Reclassification as a result of ownership change	(4,325)	—	(4,325)
Balance at December 31, 2018	(175,794)	(27,777)	(203,571)
Currency translation adjustments	(10,510)	—	(10,510)
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior service cost, net of tax of $133	—	6,566	6,566
Reclassification as result of ownership change	(6,203)	—	(6,203)
Reclassification from AOCI to retained earnings - adoption of ASU 2018-02		(4,933)	(4,933)
Balance at December 31, 2019	$(192,507)	$(26,144)	$(218,651)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. STOCKHOLDERS’ EQUITY

The Company did not repurchase any shares of Titan common stock in 2019, 2018, or 2017.  The Company records treasury stock using the cost method. Titan paid aggregate cash dividends of $.02 per share of common stock in each of 2019, 2018, and 2017.  Dividends declared totaled $1.2 million for each of 2019, 2018 and 2017.

16. FAIR VALUE MEASUREMENTS

Accounting standards for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:
Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – Unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis consisted of the following at the dates set forth below (amounts in thousands):

	December 31, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative financial instruments asset	$—	$—	$—	$—	$902	$—	$902	$—

17. VARIABLE INTEREST ENTITIES

The Company holds a variable interest in two joint ventures for which the Company is the primary beneficiary. Both of the joint ventures operate distribution facilities that primarily distribute mining products. Titan is the 50% owner of one of these distribution facilities, which is located in Canada, and the 40% owner of the other such facility, which is located in Australia. The Company’s variable interests in these two joint ventures relate to sales of Titan product to these entities, consigned inventory, and working capital loans. Titan also is party to a joint venture that is the consortium that owns Voltyre-Prom, of which Titan originally was a 43% owner. On July 31, 2019, Titan purchased additional shares resulting in Titan having a 64.3% ownership in the consortium and the joint venture became a majority owned entity and is no longer a variable interest entity. See Note 13 for additional information.

The Company also held a variable interest in five other entities for which Titan was the primary beneficiary. Each of these entities provided specific manufacturing related services at the Company's Tennessee facility. Titan's variable interest in these entities relates to financial support to the entities through providing many of the assets used by these entities in their business. The Company owns no equity in these entities. In December 2019, the Company delivered a notice of termination of the supply agreement with three of these entities and the Company no longer holds a variable interest in them. The Company still holds a variable interest in the remaining two entities.

As the primary beneficiary of these variable interest entities (VIEs), the VIEs’ assets, liabilities, and results of operations are included in the Company’s consolidated financial statements as of, and for the year ended, December 31, 2019. The other equity holders’ interests are reflected in “Net loss attributable to noncontrolling interests” in the Consolidated Statements of Operations and “Noncontrolling interests” in the Consolidated Balance Sheets.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Consolidated Balance Sheets at December 31, 2019 and 2018 (amounts in thousands):

	2019	2018
Cash and cash equivalents	$2,190	$9,064
Inventory	1,070	12,987
Other current assets	1,027	38,533
Property, plant, and equipment, net	1,327	28,057
Other noncurrent assets	—	2,971
Total assets	$5,614	$91,612

Current liabilities	1,110	36,246
Noncurrent liabilities	579	6,353
Total liabilities	$1,689	$42,599

All assets in the above table can only be used to settle obligations of the consolidated VIE to which the respective assets relate. Liabilities are nonrecourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

The Company holds a variable interest in certain VIEs which are not consolidated because Titan is not the primary beneficiary. The Company's involvement with these entities is in the form of direct equity interests and prepayments and purchases of materials. The maximum exposure to loss represents the loss of assets recognized by Titan relating to non-consolidated entities and amounts due to the non-consolidated assets. The assets and liabilities recognized in Titan's Consolidated Balance Sheets related to Titan's interest in these non-consolidated VIEs and the Company's maximum exposure to loss relating to non-consolidated VIEs were as follows at December 31, 2019 and 2018 (amounts in thousands):

	2019	2018
Investments	$4,973	$3,985
Other current assets	—	1,200
Total VIE assets	4,973	5,185
Accounts payable	2,006	2,350
Maximum exposure to loss	$6,979	$7,535

18. ASSET IMPAIRMENT

On September 21, 2017, a fire occurred at a facility of Titan Tire Reclamation Corporation (TTRC), a subsidiary of the Company, located in Fort McMurray, AB.  The TTRC facility contains six thermal vacuum recovery (TVR) units, which are large, contained capsules used to recycle large mining tires.  The fire started within one of the TVR units and was contained to a building housing three of the TVR units. As a result of the damage caused by the fire, Titan recorded an asset impairment of $9.9 million. Titan carries both casualty and property insurance for its facilities and equipment, as well as business interruption insurance. The asset impairment amount was partially offset by an initial insurance advance received in the amount of $1.6 million. No additional insurance proceeds were accrued as of December 31, 2019 or December 31, 2018.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name.  These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. Royalty expenses recorded for the years ended December 31, 2019, 2018, and 2017, were $9.9 million, $10.1 million, and $10.5 million, respectively.

20. OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following for the years set forth below (amounts in thousands):

	2019	2018	2017
Gain on Wheels India Limited share sale	$4,695	$—	$—
Equity investment income	2,394	3,993	3,615
Building rental income	1,697	1,804	2,372
Interest income	1,133	2,107	3,363
Investment gain related to investments for deferred compensation	—	687	2,725
Other income (expense)	(393)	10,607	(2,967)
	$9,526	$19,198	$9,108

21. INCOME TAXES

Income (loss) before income taxes, consisted of the following for the years set forth below (amounts in thousands):

	2019	2018	2017
Domestic	$(52,234)	$(298)	$(65,422)
Foreign	4,190	20,105	12,546
	$(48,044)	$19,807	$(52,876)

The income tax provision was as follows for the years set forth below (amounts in thousands):

	2019	2018	2017
Current
Federal	$(4,599)	$(2,379)	$458
State	622	(65)	(614)
Foreign	9,752	11,497	10,574
	5,775	9,053	10,418
Deferred
Federal	—	—	—
State	—	—	—
Foreign	(2,300)	(2,291)	785
	(2,300)	(2,291)	785
Income tax provision	$3,475	$6,762	$11,203

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) as a result of the following:

	2019	2018	2017
Statutory U.S. federal tax rate	21.0%	21.0%	35.0%
Unrecognized tax positions	6.1	(12.4)	(2.3)
Impact of foreign income	(2.2)	(8.8)	(8.0)
Valuation allowance	(29.0)	(0.2)	16.5
State taxes, net	(0.9)	0.3	0.8
Nondeductible royalty	(1.5)	3.8	(1.4)
Tax Cuts and Jobs Act	—	26.6	(62.7)
Other, net	(0.7)	3.8	0.9
Effective tax rate	(7.2)%	34.1%	(21.2)%

The effective tax rate for the year ended December 31, 2019, was (7.2)% as compared to 34.1% for the year ended December 31, 2018. For 2019 and 2017, the Company recorded a pre-tax loss and had a negative effective tax rate which represents tax expense in the consolidated financial statements.

In jurisdictions where the Company operates its businesses, management analyzes the ability to utilize its deferred tax assets arising from losses in its cyclical business.  The Company continues to record a valuation allowance in several jurisdictions, including the U.S., various U.S. states, Italy, Australia, and Luxembourg as these amounts remain more likely than not that the deferred tax assets would not be utilized. The Company recorded a valuation allowance of $13.9 million and $(0.1) million on the net deferred tax asset in 2019 and 2018, respectively.  This amount is primarily related to net operating losses generated from operations in these certain countries.

The Company is involved in various tax matters, for some of which the outcome is uncertain. The IRS issued a final audit report during 2017 for the tax years 2010 through 2014. The Company recorded a net expense of $0.5 million to reflect the final audit results. The Company believes that it has adequate tax reserves to address open tax matters acknowledging that the outcome and timing of these events are uncertain.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2019 and 2018, were as follows (amounts in thousands):

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$129,599	$121,804
Pension	5,026	5,718
Inventory	6,673	4,863
Warranty	4,004	4,376
Employee benefits and related costs	8,255	10,006
Prepaid royalties	4,092	4,780
Interest limitation	11,067	4,606
Lease liability	7,164	—
Other	17,847	19,360
Deferred tax assets	193,727	175,513
Deferred tax liabilities:
Fixed assets	(21,846)	(25,207)
Intangible assets	(3,136)	(3,474)
Lease assets	(7,047)	—
Other	(1,359)	(1,820)
Deferred tax liabilities	(33,388)	(30,501)
Subtotal	160,339	145,012
Valuation allowance	(164,680)	(151,554)
Net deferred tax liability	$(4,341)	$(6,542)

As of December 31, 2019 and 2018, certain tax loss carryforwards of $129.6 million and $121.8 million were available with $3.4 million expiring between 2019 and 2024 and $126.2 million expiring after 2024. At December 31, 2019, a valuation allowance of $164.7 million has been established. The net change in the valuation allowance was $13.1 million and $3.3 million for 2019 and 2018, respectively. The majority of the valuation allowance is related to deferred tax assets in the U.S., Italy, Australia, and Luxembourg.

The Company has $177.8 million of Federal net operating loss carryforward, a portion of which expires starting in 2034. Additionally, the Company has $261.6 million of state net operating losses and $309.2 million of foreign loss carryforwards.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company or one of its subsidiaries files income tax returns in the U.S., Federal and State, and various foreign jurisdictions. The Company’s major locations are in the U.S., Italy, Australia, Russia, and Brazil. The IRS issued a final audit report in 2017 for the 2010-2014 U.S. Federal tax returns and the Company adjusted its uncertain tax reserves. Italy has open tax years from 2014-2019. Russia has open tax years from 2016-2019. Australia has open tax years from 2015-2019 and Brazil has open tax years from 2013-2019.

The Company has applied the provisions of ASC 740, “Income Taxes” related to unrecognized tax benefits. At December 31, 2019, 2018, and 2017, the unrecognized tax benefits were $4.5 million, $8.9 million, and $11.4 million, respectively. As of December 31, 2019, $4.5 million of unrecognized tax benefits would have affected income tax expense if the tax benefits were recognized. The majority of the accrual in unrecognized tax benefits relates to potential state tax exposures. Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is possible that the Company’s gross unrecognized tax benefits balance will decrease by approximately $3 million within the next twelve months.

A reconciliation of the total amounts of unrecognized tax benefits at December 31 were as follows (amounts in thousands):

	2019	2018	2017
Balance at January 1	$7,406	$9,365	$12,468
Increases to tax positions taken during the current year	—	19	127
Increases to tax positions taken during the prior years	973	—	6,045
Decreases to tax positions taken during prior years	(350)	(1,336)	(858)
Decreases due to lapse of statutes of limitations	(3,429)	(637)	(297)
Settlements	(506)	—	(8,095)
Foreign exchange	3	(5)	(25)
Balance at December 31	$4,097	$7,406	$9,365

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties related to unrecognized tax benefits recorded in income tax expense was $(1.0) million, $(0.5) million, and $0.5 million at December 31, 2019, 2018 and 2017. The reconciliation of unrecognized tax benefits above does not include accrued interest and penalties of $1.4 million, $2.4 million, and $2.9 million, at December 31, 2019, 2018, and 2017, respectively.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the change in benefit obligation, change in plan assets, funded status, and amounts recognized in the Consolidated Balance Sheet of the defined benefit pension plans as of December 31, 2019 and 2018 (amounts in thousands):

Change in benefit obligation:	2019	2018
Benefit obligation at beginning of year	$108,513	$119,736
Plan amendments	(1,087)	—
Service cost	765	626
Interest cost	4,385	4,330
Actuarial (gain) loss	9,114	(5,404)
Benefits paid	(8,516)	(9,376)
Foreign currency translation	385	(1,399)
Benefit obligation at end of year	$113,559	$108,513
Change in plan assets:
Fair value of plan assets at beginning of year	$72,496	$83,036
Actual return on plan assets	15,446	(5,669)
Employer contributions	1,943	4,634
Benefits paid	(8,516)	(9,376)
Foreign currency translation	6	(129)
Fair value of plan assets at end of year	$81,375	$72,496
Unfunded status at end of year	$(32,184)	$(36,017)
Amounts recognized in Consolidated Balance Sheet:
Noncurrent assets	$1,016	$930
Current liabilities	(2,120)	(1,885)
Noncurrent liabilities	(31,080)	(35,062)
Net amount recognized in the Consolidated Balance Sheet	$(32,184)	$(36,017)

The pension benefit obligation included $93.2 million of pension benefit obligation for the three frozen plans in the U.S. and $20.4 million of pension benefit obligation for plans at foreign subsidiaries. The fair value of plan assets included $79.8 million of plan assets for the three frozen plans in the U.S. and $1.6 million of plan assets for foreign plans.

Amounts recognized in accumulated other comprehensive loss:
	2019	2018
Unrecognized prior service cost	$1,087	$(71)
Unrecognized net loss	(38,183)	(43,458)
Deferred tax effect of unrecognized items	10,952	15,752
Net amount recognized in accumulated other comprehensive loss	$(26,144)	$(27,777)

The weighted-average assumptions used in the actuarial computation that derived the benefit obligations at December 31 were as follows:	2019	2018
Discount rate	3.2%	4.3%
Expected long-term return on plan assets	6.9%	6.9%

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the components of net periodic pension cost for the plans, settlement cost, and the assumptions used in the measurement of the Company’s benefit obligation for the years ended December 31, 2019, 2018, and 2017 (amounts in thousands):

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss)
Net periodic benefit cost:	2019	2018	2017
Service cost	$765	$626	$598
Interest cost	4,385	4,330	4,672
Assumed return on assets	(4,737)	(5,959)	(5,472)
Amortization of unrecognized prior service cost	49	137	137
Amortization of net unrecognized loss	3,238	2,784	2,696
Net periodic pension cost	$3,700	$1,918	$2,631

Service cost is recorded as cost of sales in the Consolidated Statement of Operations while all other components are recorded in other income. The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $2.9 million and $(0.1) million, respectively.

The weighted-average assumptions used in the actuarial computation that derived net periodic pension cost for the years ended December 31, 2019, 2018, and 2017 were as follows:

	2019	2018	2017
Discount rate	5.0%	5.3%	5.8%
Expected long-term return on plan assets	6.9%	7.4%	7.4%

The allocation of the fair value of plan assets was as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2019	2018	2019
U.S. equities (a)	62%	60%	40% - 80%
Fixed income	22%	30%	20% - 50%
Cash and cash equivalents	7%	6%	0% - 20%
International equities (a)	7%	4%	0% - 16%
REITs	2%	—%
	100%	100%

(a)	Total equities may not exceed 80% of total plan assets.

The majority of the Company's foreign plans do not have plan assets. The foreign plans which have plan assets holds these plan assets in an insurance or money market fund.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the plan assets by asset categories consisted of the following as of the dates set forth below (amounts in thousands):

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$5,453	$5,453	$—	$—
Common stock	33,675	33,675	—	—
Bonds and securities	4,592	4,592	—	—
Mutual and insurance funds	37,655	36,656	999	—
Totals	$81,375	$80,376	$999	$—
Assets measured at net asset value (a)	—
	$81,375

	Fair Value Measurements as of December 31, 2018
	Total	Level 1	Level 2	Level 3
Money market funds	$4,725	$4,725	$—	$—
Common stock	28,581	28,581	—	—
Bonds and securities	5,958	5,958	—	—
Mutual and insurance funds	1,871	773	1,098	—
Totals	$41,135	$40,037	$1,098	$—
Assets measured at net asset value (a)	31,361
	$72,496

(a)	Assets measured at net asset value consist of common / collective trusts.

The Company invests in a diversified portfolio consisting of an array of asset classes in an attempt to maximize returns while minimizing risk.  These asset classes include U.S. equities, fixed income, cash and cash equivalents, international equities and REITs.  The investment objectives are to provide for the growth and preservation of plan assets on a long-term basis through investments in: investment grade securities that provide investment returns that meet or exceed the Standard & Poor’s 500 Index and investment grade fixed income securities that provide investment returns that meet or exceed the Barclays Capital Aggregate Bond Index.  The U.S. equities asset category included the Company’s common stock in the amount of $0.6 million (approximately one percent of total plan assets) at December 31, 2019, and $0.8 million (approximately one percent of total plan assets) at December 31, 2018.

The fair value of money market funds, stock, bonds, U.S. government securities and mutual funds is determined based on valuation for identical instruments in active markets.

The long-term rate of return for plan assets is determined using a weighted-average of long-term historical approximate returns on cash and cash equivalents, fixed income securities, and equity securities considering the anticipated investment allocation within the plans.  The expected return on plan assets is anticipated to be 6.9% over the long-term.  This rate assumes long-term historical returns of approximately 8.5% for equities and approximately 4.0% for fixed income securities using the plans’ target allocation percentages.  Professional investment firms, none of which are Titan employees, manage the plan assets.

Although the 2020 minimum pension funding calculations are not finalized, the Company estimates those funding requirements will be approximately $4.8 million.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Projected benefit payments from the plans as of December 31, 2019, are estimated as follows (amounts in thousands):

2020	$9,118
2021	8,510
2022	7,930
2023	7,968
2024	7,768
2025-2029	34,647

401(k)/Defined contribution plans
The Company sponsors two 401(k) retirement savings plans in the U.S. and a number of defined contribution plans at foreign subsidiaries.  One U.S. plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement.  Titan provides a 50% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan.  The Company issued 266,121 shares, 54,517 shares and 49,242 shares of treasury stock in connection with this 401(k) plan during 2019, 2018, and 2017, respectively.  Expenses to the Company related to this common stock matching contribution were $1.2 million, $0.6 million, and $0.5 million for 2019, 2018, and 2017, respectively. The other U.S. 401(k) plan is for employees covered by collective bargaining agreements and does not include a Company matching contribution. Expenses related to foreign defined contribution plans were $3.9 million, $4.1 million, and $3.8 million for 2019, 2018, and 2017, respectively.

23. STOCK COMPENSATION

The Company recorded stock compensation of $1.5 million, $1.1 million, and $1.5 million in 2019, 2018, and 2017, respectively.  Options to the Board of Directors vest immediately. All options outstanding at December 31, 2019 are scheduled to expire 10 years from the grant date. The restricted stock awards vest over a period of three years.

2005 Equity Incentive Plan
The Company adopted the 2005 Equity Incentive Plan to provide stock compensation as a means of attracting and retaining qualified independent directors and employees for the Company.  A total of 1.3 million shares are available for future issuance under the equity incentive plan at December 31, 2019.  The exercise price of stock options may not be less than the fair market value of the common stock on the date of the grant.  The vesting and term of each option is set by the Board of Directors.  The Company granted no stock options under this plan in 2019, 80,000 stock options under this plan in 2018, and 89,200 stock options under this plan in 2017. The Company granted 355,201 restricted stock awards under this plan in 2019 and 376,500 restricted stock awards under this plan in 2018. The Company did not grant any restricted stock awards under this plan in 2017.

Stock Options
The following is a summary of activity in stock options during the year ended December 31, 2019:

	Shares Subject to Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2018	888,688	$16.84
Granted	—	—
Exercised	—	—
Forfeited/Expired	(26,950)	(18.46)
Outstanding, December 31, 2019	861,738	16.79	3.69	$—
Exercisable, December 31, 2019	861,738	16.79	3.69	$—

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional Stock Option Information (all amounts in thousands, except for per share data):

	2019	2018	2017
Weighted-average fair value per share of stock options granted	$—	$5.85	$6.10
Grant date fair value of stock options vested	—	468	544

No options were exercised in 2019, 2018 and 2017.  The Company currently uses treasury shares to satisfy any stock option exercises.  At December 31, 2019 and 2018, the Company had 0.4 million and 0.8 million shares of treasury stock, respectively.

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

Weighted average assumptions used for stock options issued in 2019, 2018, and 2017:

	2019	2018	2017
Expected life (in years)	0	6.0	6.0
Expected volatility	—%	50.7%	53.8%
Expected dividends	—%	0.2%	0.1%
Risk-free interest rate	—%	2.88%	1.82%

Restricted Stock

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	376,500	9.23
Granted	355,201	3.03
Vested	(122,430)	9.26
Forfeited/Expired	(24,200)	7.72
Unvested at December 31, 2019	585,071	5.52

Pre-tax unrecognized compensation expense for unvested restricted stock was $2.4 million at December 31, 2019, and will be recognized as an expense over a weighted-average period of 1.3 years.

The fair value of restricted stock vested, based on the stock's fair value on the vesting date, was $0.6 million, $0.3 million, and $1.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

At December 31, 2019, two of Titan’s subsidiaries were involved in litigation concerning environmental laws and regulations.

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

The trial occurred in April 2017. On September 5, 2017, the District Court issued an order: (a) concluding Titan Tire and Dico arranged for the disposal of a hazardous substance in violation of 42 U.S.C. § 9607(a); (b) holding Titan Tire and Dico jointly and severally liable for $5.45 million in response costs previously incurred and reported by the United States relating to the alleged violation, including enforcement costs and attorney’s fees; and (c) awarding a declaratory judgment holding Titan Tire and Dico jointly and severally liable for all additional response costs previously incurred but not yet reported or to be incurred in the future, including enforcement costs and attorney’s fees. The District Court also held Dico liable for $5.45 million in punitive damages under 42 U.S.C. § 9607(c)(3) for violating a unilateral administrative order. The punitive damages award does not apply to Titan Tire. The Company accrued a contingent liability of $6.5 million, representing $5.45 million in costs incurred by the United States and $1.05 million of additional response costs, for this order in the quarter ended September 30, 2017. As of December 31, 2019, the $6.5 million contingent liability remains outstanding.

Titan Tire and Dico appealed the case to the United States Court of Appeals for the Eighth Circuit. On April 11, 2019, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court’s September 5, 2017, order. Thereafter, Dico and Titan Tire filed a petition for rehearing with the U.S. Court of Appeals for the Eighth Circuit, which was denied in August 2019. As a result of the current judgment in favor of the United States, and pursuant to Iowa Code § 624.23, a judgment lien exists over Titan Tire’s real property in the State of Iowa. Titan Tire maintains a supersedeas bond in the amount of $6 million relating to the judgment. The United States has indicated that it does not currently intend to take steps to execute on this judgment lien in light of ongoing settlement discussions between the parties. However, there can be no assurance that the parties will settle this matter on terms acceptable to the parties.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. LEASES

The Company leases certain buildings and equipment under both operating and finance leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance, and insurance by the Company. Under ASC 842, the Company made an accounting policy election, by class of underlying asset, not to separate non-lease components such as those previously stated from lease components and instead will treat the lease agreement as a single lease component for all asset classes. Operating right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent Titan's obligations to make lease payments arising from the lease. The majority of Titan's leases are operating leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of Titan's leases do not provide an implicit interest rate, the Company used its incremental borrowing rate (6.79%), based on the information available at the lease commencement date, in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and selling, general and administrative expenses on the Consolidated Statement of Operations. Amortization expense associated with finance leases is included in cost of sales and selling, general and administrative expenses, and interest expense associated with finance leases is included in interest expense in the Consolidated Statement of Operations. Short-term operating leases, which have an initial term of twelve months or less, are not recorded on the balance sheet.

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	December 31, 2019
Operating lease ROU assets	Operating lease assets	$23,914

Operating lease current liabilities	Other current liabilities	$6,729
Operating lease long-term liabilities	Other long-term liabilities	17,360
Total operating lease liabilities		$24,089

Finance lease, gross	Property, plant & equipment, net	$6,684
Finance lease accumulated depreciation	Property, plant & equipment, net	(2,194)
Finance lease, net		$4,490

Finance lease current liabilities	Other current liabilities	$1,110
Finance lease long-term liabilities	Long-term debt	3,770
Total finance lease liabilities		$4,880

At December 31, 2019, maturity of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
2020	$8,244	$1,395
2021	6,465	1,339
2022	4,796	1,252
2023	3,383	999
2024	2,016	384
Thereafter	3,583	195
Total future minimum lease payments	$28,487	$5,564
Less imputed interest	4,398	684
	$24,089	$4,880

Weighted average remaining lease term (in years)	4.7	4.2

Supplemental cash flow information related to leases for year ended December 31, 2019 were as follows: operating cash flows from operating leases were $9.6 million and operating cash flows from finance leases were $0.3 million.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. PURCHASE OBLIGATIONS

At December 31, 2019, the Company's expected cash outflow resulting from non-cancellable purchase obligations are summarized by year in the table below (amounts in thousands):

2020	$17,853
2021	2,495
2022	2,115
2023	222
Thereafter	46
Total non-cancellable purchase obligations	$22,731

27. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Company, Mr. Maurice Taylor.  The related party is Mr. Fred Taylor, who is Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blacksmith OTR, LLC; F.B.T. Enterprises; Green Carbon, Inc; Silverstone, Inc.; and OTR Wheel Engineering, Inc.  During 2019, 2018, and 2017, sales of Titan product to these companies were approximately $1.1 million, $1.2 million, and $1.5 million, respectively.  Titan had trade receivables due from these companies of approximately $0.1 million at December 31, 2019, and 2018.  On other sales referred to Titan from these manufacturing representative companies, commissions were approximately $1.5 million, $1.7 million, and $1.9 million during 2019, 2018, and 2017, respectively. Titan had purchases from these companies of approximately $0.4 million, and $0.6 million during 2018, and 2017, respectively.

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
The table below presents information about certain operating results of segments as reviewed by the chief operating decision maker of the Company as of and for the years ended December 31, 2019, 2018, and 2017 (amounts in thousands):

	2019	2018	2017
Revenues from external customers
Agricultural	$652,558	$694,268	$690,238
Earthmoving/construction	648,753	741,733	608,894
Consumer	147,355	166,407	169,790
	$1,448,666	$1,602,408	$1,468,922
Gross profit
Agricultural	$55,971	$94,217	$85,482
Earthmoving/construction	57,678	80,056	49,556
Consumer	15,355	23,993	25,273
	$129,004	$198,266	$160,311
Income (loss) from operations
Agricultural	$10,991	$62,065	$50,188
Earthmoving/construction	(1,892)	31,141	2,028
Consumer	1,849	11,994	11,463
Corporate & Unallocated	(39,380)	(62,956)	(74,830)
Loss from operations	(28,432)	42,244	(11,151)

Interest expense	(33,137)	(30,456)	(30,229)
Loss on senior note repurchase	—	—	(18,646)
Foreign exchange gain (loss)	3,999	(11,179)	(1,958)
Other income, net	9,526	19,198	9,108
Income (loss) before income taxes	$(48,044)	$19,807	$(52,876)

Capital expenditures
Agricultural	$16,500	$15,770	$15,392
Earthmoving/construction	16,229	19,889	15,282
Consumer	3,685	3,334	2,453
Corporate & Unallocated	—	7	(501)
	$36,414	$39,000	$32,626

Depreciation & amortization
Agricultural	$24,469	$26,299	$27,623
Earthmoving/construction	24,251	23,823	20,307
Consumer	5,508	5,129	5,559
Corporate & Unallocated	148	2,367	4,955
	$54,376	$57,618	$58,444

Total assets
Agricultural	$423,955	$464,828	$444,783
Earthmoving/construction	496,988	543,927	537,855
Consumer	123,320	129,994	157,133
Corporate & Unallocated (a)	70,044	112,507	150,341
	$1,114,307	$1,251,256	$1,290,112

(a)  Unallocated assets included cash of approximately $9 million, $32 million, and $72 million at year-end 2019, 2018, and 2017, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information by geographic area.  Revenues from external customers were determined based on the location of the selling subsidiary.  Geographic information as of and for the years ended December 31, 2019, 2018, and 2017 was as follows (amounts in thousands):

	2019	2018	2017
Net Sales
United States	$672,556	$711,887	$642,743
Europe / CIS	400,059	469,322	411,570
Latin America	254,375	271,374	282,692
Other international	121,676	149,825	131,917
	$1,448,666	$1,602,408	$1,468,922
Long-Lived Assets
United States	$128,225	$137,410	$151,841
Europe / CIS	162,817	165,827	176,923
Latin America	50,358	52,393	62,543
Other international	33,398	29,242	29,941
	$374,798	$384,872	$421,248

29. EARNINGS PER SHARE

Earnings per share for 2019, 2018, and 2017 were as follows (amounts in thousands, except per share data):

	2019	2018	2017
Net (loss) income attributable to Titan	$(48,425)	$16,087	$(60,042)
Redemption value adjustment	(1,928)	(12,207)	(6,393)
Net (loss) income applicable to common shareholders	$(50,353)	$3,880	$(66,435)
Determination of Shares:
Weighted average shares outstanding (basic)	60,100	59,820	59,340
Effect of stock options/trusts	—	89	—
Weighted average shares outstanding (diluted)	60,100	59,909	59,340
Earnings per share:
Basic and Diluted	$(0.84)	$0.06	$(1.12)

The effect of stock options/trusts and convertible notes has been excluded for 2019 and 2017, as the effect would have been antidilutive. The weighted average share amount excluded for stock options/trusts was $0.0 million for 2019 and 2017, respectively. The weighted average share amount excluded for convertible notes was $0.0 million for 2017.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30. SUPPLEMENTARY DATA – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(All amounts in thousands, except per share data)

Quarter ended	March 31	June 30	September 30	December 31	Year ended December 31
2019
Net sales	$410,374	$390,597	$345,905	$301,790	$1,448,666
Gross profit	45,264	38,308	27,100	18,332	129,004
Net income (loss)	1,007	(6,677)	(20,044)	(25,805)	(51,519)
Net income (loss) attributable to Titan	1,977	(6,423)	(19,144)	(24,835)	(48,425)
Per share amounts:
Basic	.02	(.12)	(.33)	(.41)	(.84)
Diluted	.02	(.12)	(.33)	(.41)	(.84)
2018
Net sales	$425,382	$428,904	$384,719	$363,403	$1,602,408
Gross profit	59,561	58,312	43,704	36,689	198,266
Net loss	15,968	8,476	2,678	(14,077)	13,045
Net loss attributable to Titan	17,647	8,436	2,295	(12,291)	16,087
Per share amounts:
Basic	.26	.06	(.03)	(.23)	.06
Diluted	.26	.06	(.03)	(.23)	.06

31. SUBSEQUENT EVENTS

On February 20, 2020, through one of its wholly-owned subsidiaries, the Company completed the sale of shares of Wheels India in on-market trades on the National Stock Exchange of India Ltd. The sale reduced the Company’s indirect ownership interest in Wheels India from approximately 23.8% of the outstanding shares of Wheels India to 20.0%.  On February 25, 2020, the Company received net proceeds from the on-market trades of approximately $6.9 million, net of charges, discounts and commissions, which Titan used to pay down outstanding indebtedness.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$590,201	$1,449,876	$(591,411)	$1,448,666
Cost of sales	260	550,438	1,360,375	(591,411)	1,319,662
Gross (loss) profit	(260)	39,763	89,501	—	129,004
Selling, general, and administrative expenses	6,332	46,780	84,585	—	137,697
Research and development expenses	1,045	2,920	5,894	—	9,859
Royalty expense	2,766	3,575	3,539	—	9,880
(Loss) income from operations	(10,403)	(13,512)	(4,517)	—	(28,432)
Interest expense	(28,741)	(10)	(4,386)	—	(33,137)
Intercompany interest income (expense)	2,697	3,501	(6,198)	—	—
Foreign exchange loss	(61)	(67)	4,127	—	3,999
Other income (expense)	1,922	(2,163)	9,767	—	9,526
Loss before income taxes	(34,586)	(12,251)	(1,207)	—	(48,044)
(Benefit) provision for income taxes	(3,665)	525	6,615	—	3,475
Equity in (loss) earnings of subsidiaries	(20,598)	—	(8,767)	29,365	—
Net (loss) income	(51,519)	(12,776)	(16,589)	29,365	(51,519)
Net loss noncontrolling interests	—	—	(3,094)	—	(3,094)
Net (loss) income attributable to Titan	$(51,519)	$(12,776)	$(13,495)	$29,365	$(48,425)

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$588,080	$1,263,589	$(249,261)	$1,602,408
Cost of sales	(512)	505,883	1,148,032	(249,261)	1,404,142
Gross profit (loss)	512	82,197	115,557	—	198,266
Selling, general, and administrative expenses	4,957	54,612	75,220	—	134,789
Research and development expenses	1,113	3,733	6,300	—	11,146
Royalty expense	2,128	4,026	3,933	—	10,087
(Loss) income from operations	(7,686)	19,826	30,104	—	42,244
Interest expense	(27,299)	—	(3,157)	—	(30,456)
Intercompany interest income (expense)	2,517	3,695	(6,212)	—	—
Foreign exchange loss	—	(653)	(10,526)	—	(11,179)
Other income (loss)	12,720	(476)	6,954	—	19,198
(Loss) income before income taxes	(19,748)	22,392	17,163	—	19,807
(Benefit) provision for income taxes	(10,802)	9,754	7,810	—	6,762
Equity in earnings (loss) of subsidiaries	21,991	—	(2,008)	(19,983)	—
Net income (loss)	13,045	12,638	7,345	(19,983)	13,045
Net loss noncontrolling interests	—	—	(3,042)	—	(3,042)
Net income (loss) attributable to Titan	$13,045	$12,638	$10,387	$(19,983)	$16,087

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$567,830	$901,092	$—	$1,468,922
Cost of sales	362	494,775	803,557	—	1,298,694
Asset impairment	—	—	9,917	—	9,917
Gross (loss) profit	(362)	73,055	87,618	—	160,311
Selling, general, and administrative expenses	14,218	59,769	76,689	—	150,676
Research and development expenses	—	3,685	6,617	—	10,302
Royalty expense	1,178	5,703	3,603	—	10,484
(Loss) income from operations	(15,758)	3,898	709	—	(11,151)
Interest expense	(29,182)	—	(1,047)	—	(30,229)
Loss on senior note repurchase	(18,646)	—	—	—	(18,646)
Intercompany interest income (expense)	2,412	3,937	(6,349)	—	—
Foreign exchange gain	(2)	(100)	(1,856)	—	(1,958)
Other income (loss)	4,623	(1,342)	5,827	—	9,108
(Loss) income before income taxes	(56,553)	6,393	(2,716)	—	(52,876)
(Benefit) provision for income taxes	(1,446)	4,173	8,476	—	11,203
Equity in (loss) earnings of subsidiaries	(8,972)	—	(8,400)	17,372	—
Net (loss) income	(64,079)	2,220	(19,592)	17,372	(64,079)
Net loss noncontrolling interests	—	—	(4,037)	—	(4,037)
Net (loss) income attributable to Titan	$(64,079)	$2,220	$(15,555)	$17,372	$(60,042)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(51,519)	$(12,776)	$(16,589)	$29,365	$(51,519)
Currency translation adjustment, net	(8,949)	—	(8,949)	8,949	(8,949)
Pension liability adjustments, net of tax	6,566	6,189	377	(6,566)	6,566
Comprehensive (loss) income	(53,902)	(6,587)	(25,161)	31,748	(53,902)
Net comprehensive loss attributable to noncontrolling interests	—	—	(1,533)	—	(1,533)
Comprehensive (loss) income attributable to Titan	$(53,902)	$(6,587)	$(23,628)	$31,748	$(52,369)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$13,045	$12,638	$7,345	$(19,983)	$13,045
Currency translation adjustment, net	(41,966)	—	(41,966)	41,966	(41,966)
Pension liability adjustments, net of tax	(3,650)	(3,765)	115	3,650	(3,650)
Comprehensive (loss) income	(32,571)	8,873	(34,506)	25,633	(32,571)
Net comprehensive loss attributable to noncontrolling interests	—	—	(6,488)	—	(6,488)
Comprehensive (loss) income attributable to Titan	$(32,571)	$8,873	$(28,018)	$25,633	$(26,083)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(64,079)	$2,220	$(19,592)	$17,372	$(64,079)
Currency translation adjustment, net	30,818	—	30,818	(30,818)	30,818
Pension liability adjustments, net of tax	1,523	1,807	(284)	(1,523)	1,523
Comprehensive (loss) income	(31,738)	4,027	10,942	(14,969)	(31,738)
Net comprehensive income attributable to noncontrolling interests	—	—	(2,898)	—	(2,898)
Comprehensive (loss) income attributable to Titan	$(31,738)	$4,027	$13,840	$(14,969)	$(28,840)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2,843	$4	$63,952	$—	$66,799
Accounts receivable	—	2	185,236	—	185,238
Inventories	—	41,088	292,268	—	333,356
Prepaid and other current assets	3,217	17,352	38,300	—	58,869
Total current assets	6,060	58,446	579,756	—	644,262
Property, plant, and equipment, net	10,646	91,734	272,418	—	374,798
Investment in subsidiaries	763,336	—	61,019	(824,355)	—
Other long-term assets	3,405	4,211	87,631	—	95,247
Total assets	$783,447	$154,391	$1,000,824	$(824,355)	$1,114,307
Liabilities and Stockholders’ Equity
Short-term debt	$514	$69	$60,670	$—	$61,253
Accounts payable	4,951	18,455	135,241	—	158,647
Other current liabilities	20,912	17,941	68,400	—	107,253
Total current liabilities	26,377	36,465	264,311	—	327,153
Long-term debt	433,242	201	9,906	—	443,349
Other long-term liabilities	5,211	15,242	59,364	—	79,817
Intercompany accounts	42,798	(397,847)	355,049	—	—
Redeemable noncontrolling interest	—	—	25,000	—	25,000
Titan stockholders' equity	275,819	500,330	283,057	(824,355)	234,851
Noncontrolling interests	—	—	4,137	—	4,137
Total liabilities and stockholders’ equity	$783,447	$154,391	$1,000,824	$(824,355)	$1,114,307

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$23,630	$4	$58,051	$—	$81,685
Accounts receivable	—	—	241,832	—	241,832
Inventories	—	68,858	326,877	—	395,735
Prepaid and other current assets	3,853	18,845	37,531	—	60,229
Total current assets	27,483	87,707	664,291	—	779,481
Property, plant, and equipment, net	12,493	98,856	273,523	—	384,872
Investment in subsidiaries	749,645	—	66,308	(815,953)	—
Other long-term assets	6,268	944	79,691	—	86,903
Total assets	$795,889	$187,507	$1,083,813	$(815,953)	$1,251,256
Liabilities and Stockholders’ Equity
Short-term debt	$419	$—	$51,466	$—	$51,885
Accounts payable	1,447	29,922	180,760	—	212,129
Other current liabilities	22,065	20,051	68,938	—	111,054
Total current liabilities	23,931	49,973	301,164	—	375,068
Long-term debt	396,700	—	12,872	—	409,572
Other long-term liabilities	9,268	17,521	49,917	—	76,706
Intercompany accounts	77,363	(390,382)	313,019	—	—
Redeemable noncontrolling interest	—	—	119,813	—	119,813
Titan stockholders’ equity	288,627	510,395	295,979	(815,953)	279,048
Noncontrolling interests	—	—	(8,951)	—	(8,951)
Total liabilities and stockholders’ equity	$795,889	$187,507	$1,083,813	$(815,953)	$1,251,256

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$16,282	$8,621	$20,539	$45,442
Cash flows from investing activities:
Capital expenditures	(21)	(9,079)	(27,314)	(36,414)
Sale of Wheels India shares	—	—	19,021	19,021
Payments related to redeemable noncontrolling interest	(71,722)	—	—	(71,722)
Other, net	—	188	(3,664)	(3,476)
Net cash used for investing activities	(71,743)	(8,891)	(11,957)	(92,591)
Cash flows from financing activities:
Proceeds from borrowings	73,000	287	60,940	134,227
Payment on debt	(37,122)	(17)	(63,762)	(100,901)
Dividends paid	(1,204)	—	—	(1,204)
Net cash provided by (used for) financing activities	34,674	270	(2,822)	32,122
Effect of exchange rate change on cash	—	—	141	141
Net (decrease) increase in cash and cash equivalents	(20,787)	—	5,901	(14,886)
Cash and cash equivalents, beginning of period	23,630	4	58,051	81,685
Cash and cash equivalents, end of period	$2,843	$4	$63,952	$66,799

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2018
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(34,764)	$6,143	$(7,555)	$(36,176)
Cash flows from investing activities:
Capital expenditures	(939)	(6,174)	(31,887)	(39,000)
Other, net	794	22	1,253	2,069
Net cash used for investing activities	(145)	(6,152)	(30,634)	(36,931)
Cash flows from financing activities:
Proceeds from borrowings	—	—	57,294	57,294
Payment on debt	—	—	(38,557)	(38,557)
Dividends paid	(1,201)	—	—	(1,201)
Net cash (used for) provided by financing activities	(1,201)	—	18,737	17,536
Effect of exchange rate change on cash	—	—	(6,314)	(6,314)
Net decrease in cash and cash equivalents	(36,110)	(9)	(25,766)	(61,885)
Cash and cash equivalents, beginning of period	59,740	13	83,817	143,570
Cash and cash equivalents, end of period	$23,630	$4	$58,051	$81,685

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2017
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(49,856)	$7,235	$41,332	$(1,289)
Cash flows from investing activities:
Capital expenditures	(830)	(7,620)	(24,176)	(32,626)
Increase in restricted cash deposits	50,000	—	—	50,000
Other, net	—	389	604	993
Net cash provided by (used for) investing activities	49,170	(7,231)	(23,572)	18,367
Cash flows from financing activities:
Proceeds from borrowings	394,191	—	53,448	447,639
Repurchase of senior notes	(415,395)	—	—	(415,395)
Payment on debt	(3,393)	—	(51,767)	(55,160)
Dividends paid	(1,167)	—	—	(1,167)
Net cash (used for) provided by financing activities	(25,764)	—	1,681	(24,083)
Effect of exchange rate change on cash	—	—	2,748	2,748
Net (decrease) increase in cash and cash equivalents	(26,450)	4	22,189	(4,257)
Cash and cash equivalents, beginning of period	86,190	9	61,628	147,827
Cash and cash equivalents, end of period	$59,740	$13	$83,817	$143,570

TITAN INTERNATIONAL, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Description	Balance at beginning of year	Additions to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2019
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$3,404	$821	$(511)	$3,714

Year ended December 31, 2018
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$2,974	$541	$(111)	$3,404

Year ended December 31, 2017
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$3,344	$(362)	$(8)	$2,974

S- 1