Form 10-Q
period 2020-03-31
TITAN INTERNATIONAL INC
filed 2020-05-07
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: March 31, 2020
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

Indicate the number of shares of Titan International, Inc. outstanding: 60,602,294 shares of common stock, $0.0001 par value, as of April 30, 2020.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended
	March 31,
	2020	2019

Net sales	$341,500	$410,374
Cost of sales	311,677	365,110
Asset impairment	2,579	—
Gross profit	27,244	45,264
Selling, general and administrative expenses	31,957	35,905
Research and development expenses	2,410	2,617
Royalty expense	2,480	2,606
(Loss) income from operations	(9,603)	4,136
Interest expense	(8,035)	(7,933)
Foreign exchange (loss) gain	(17,242)	5,723
Other income	7,436	996
(Loss) income before income taxes	(27,444)	2,922
Provision for income taxes	55	1,915
Net (loss) income	(27,499)	1,007
Net loss attributable to noncontrolling interests	(2,013)	(970)
Net (loss) income attributable to Titan	(25,486)	1,977
Redemption value adjustment	—	(776)
Net (loss) income applicable to common shareholders	$(25,486)	$1,201

Earnings per common share:
Basic	$(0.42)	$0.02
Diluted	$(0.42)	$0.02
Average common shares and equivalents outstanding:
Basic	60,360	59,946
Diluted	60,360	59,946

Dividends declared per common share:	$0.005	$0.005

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	March 31,
	2020	2019
Net (loss) income	$(27,499)	$1,007
Currency translation adjustment	(33,786)	(4,379)
Pension liability adjustments, net of tax of $(210) and $122, respectively	1,308	466
Comprehensive loss	(59,977)	(2,906)
Net comprehensive loss attributable to redeemable and noncontrolling interests	(3,796)	(68)
Comprehensive loss attributable to Titan	$(56,181)	$(2,838)

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	March 31, 2020	December 31, 2019

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$60,378	$66,799
Accounts receivable, net	211,982	185,238
Inventories	306,071	333,356
Prepaid and other current assets	60,461	58,869
Total current assets	638,892	644,262
Property, plant and equipment, net	344,078	374,798
Operating lease assets	20,117	23,914
Deferred income taxes	—	2,331
Other assets	57,167	69,002
Total assets	$1,060,254	$1,114,307

Liabilities
Current liabilities
Short-term debt	$46,275	$61,253
Accounts payable	179,933	158,647
Other current liabilities	115,744	107,253
Total current liabilities	341,952	327,153
Long-term debt	444,550	443,349
Deferred income taxes	2,644	6,672
Other long-term liabilities	67,186	73,145
Total liabilities	856,332	850,319

Redeemable noncontrolling interest	25,000	25,000

Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 60,787,263 issued at March 31, 2020 and 60,710,983 at December 31, 2019)	—	—
Additional paid-in capital	532,820	532,070
Retained deficit	(100,122)	(74,334)
Treasury stock (at cost, 425,271 and 427,771 shares, respectively)	(4,212)	(4,234)
Accumulated other comprehensive loss	(249,347)	(218,651)
Total Titan shareholders’ equity	179,139	234,851
Noncontrolling interests	(217)	4,137
Total equity	178,922	238,988
Total liabilities and equity	$1,060,254	$1,114,307

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

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2020	60,283,212	$532,070	$(74,334)	$(4,234)	$(218,651)	$234,851	$4,137	$238,988
Net income (loss)			(25,486)			(25,486)	(2,013)	(27,499)
Currency translation adjustment, net					(32,004)	(32,004)	(1,782)	(33,786)
Pension liability adjustments, net of tax					1,308	1,308		1,308
Dividends declared			(302)			(302)		(302)
Stock-based compensation	2,500	468		22		490		490
VIE deconsolidation						—	(559)	(559)
Issuance of stock under 401(k) plan	76,280	282				282		282
Balance March 31, 2020	60,361,992	$532,820	$(100,122)	$(4,212)	$(249,347)	$179,139	$(217)	$178,922

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2020	2019
Net (loss) income	$(27,499)	$1,007
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	13,785	14,673
Asset impairment	2,579	—
Deferred income tax provision	(1,426)	(1,366)
Gain on investment sale	(1,302)	—
Gain on property insurance settlement	(4,936)	—
Stock-based compensation	490	269
Issuance of stock under 401(k) plan	282	141
Foreign currency translation (gain) loss	17,291	(6,695)
(Increase) decrease in assets:
Accounts receivable	(45,330)	(53,083)
Inventories	6,611	(17,557)
Prepaid and other current assets	(6,404)	(1,611)
Other assets	1,155	3,152
Increase (decrease) in liabilities:
Accounts payable	34,006	39,370
Other current liabilities	15,012	4,538
Other liabilities	(342)	1,543
Net cash provided by (used for) operating activities	3,972	(15,619)
Cash flows from investing activities:
Capital expenditures	(6,420)	(9,453)
Payments related to redeemable noncontrolling interest	—	(25,000)
Sale of Wheels India Limited shares	6,917	—
Proceeds from property insurance settlement	4,936	—
Other	(366)	194
Net cash provided by (used for) investing activities	5,067	(34,259)
Cash flows from financing activities:
Proceeds from borrowings	23,949	52,398
Payment on debt	(31,940)	(15,357)
Dividends paid	(302)	(301)
Net cash (used for) provided by financing activities	(8,293)	36,740
Effect of exchange rate changes on cash	(7,167)	(232)
Net decrease in cash and cash equivalents	(6,421)	(13,370)
Cash and cash equivalents, beginning of period	66,799	81,685
Cash and cash equivalents, end of period	$60,378	$68,315

Supplemental information:
Interest paid	$785	$1,199
Income taxes paid, net of refunds received	$1,513	$1,314

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements include the accounts of Titan International, Inc. and its subsidiaries (Titan or the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of March 31, 2020, and the results of operations and cash flows for the three months ended March 31, 2020 and 2019, and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 4, 2020 (the 2019 Form 10-K). All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.50% senior secured notes due 2023 (senior secured notes) were carried at a cost of $396.2 million at March 31, 2020. The fair value of the senior secured notes at March 31, 2020, as obtained through an independent pricing source, was approximately $174.0 million.

Cash dividends
The Company declared cash dividends of $0.005 per share of common stock for each of the quarters ended March 31, 2020 and 2019, respectively. The first quarter 2020 cash dividend of $0.005 per share of common stock was paid on April 15, 2020, to shareholders of record on March 31, 2020.

New accounting standards

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, we are required to use a forward-looking expected loss model that reflects losses that are probable rather than the incurred loss model for recognizing credit losses. The standard became effective for interim and annual periods beginning after December 15, 2019. In addition, the FASB issued ASU 2019-04, Codification Improvements to Topic 326 which provides clarity on certain aspects of the amendments in ASU 2016-13. The Company adopted this guidance prospectively on January 1, 2020 and it did not have a material effect on the Company's condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments in this update are effective for fiscal years beginning after December 15, 2019. We adopted this ASU on January 1, 2020 and it did not have a material effect on the Company's condensed consolidated financial statements.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

December 15, 2020. The adoption of this guidance is not expected to have a material effect on the Company's condensed consolidated financial statements.

2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (amounts in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable	$215,633	$188,952
Allowance for doubtful accounts	(3,651)	(3,714)
Accounts receivable, net	$211,982	$185,238

Accounts receivable are reduced by an allowance for doubtful accounts for estimated uncollectible accounts receivable, which is based upon historical experience and specific customer collection issues. Accounts are written off against the allowance account when they are determined to no longer be collectible.

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	March 31, 2020	December 31, 2019
Raw material	$72,597	$83,569
Work-in-process	49,414	48,369
Finished goods	184,060	201,418
	$306,071	$333,356

Inventories are valued at the lower of cost or net realizable value. Net realizable value is estimated based on current selling prices. Inventory costs are calculated using the first-in, first-out (FIFO) method or average cost method. Estimated provisions are established for slow-moving and obsolete inventory.

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (amounts in thousands):

	March 31, 2020	December 31, 2019
Land and improvements	$41,266	$44,386
Buildings and improvements	253,949	265,281
Machinery and equipment	585,230	605,743
Tools, dies and molds	110,692	113,603
Construction-in-process	14,725	16,237
	1,005,862	1,045,250
Less accumulated depreciation	(661,784)	(670,452)
	$344,078	$374,798

Depreciation on property, plant and equipment for the three months ended March 31, 2020 and 2019, totaled $12.9 million and $13.8 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company recorded a $2.6 million asset impairment charge during the three months ended March 31, 2020 related to certain machinery and equipment located at Titan Tire Reclamation Corporation (TTRC) in Canada as a result of market declines which indicated the remaining book value of the equipment is more than the fair market value.

5. INTANGIBLE ASSETS, NET

The components of intangible assets consisted of the following (amounts in thousands):

	Weighted Average Useful Lives (in years) March 31, 2020	March 31, 2020	December 31, 2019
Amortizable intangible assets:
Customer relationships	7.4	$11,047	$12,629
Patents, trademarks and other	8.5	9,897	11,598
Total at cost		20,944	24,227
Less accumulated amortization		(12,662)	(14,461)
		$8,282	$9,766

Amortization related to intangible assets for the three months ended March 31, 2020 and 2019, totaled $0.6 million and $0.5 million, respectively. Intangible assets are included as a component of other assets in the Condensed Consolidated Balance Sheet.

The estimated aggregate amortization expense at March 31, 2020, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

April 1 - December 31, 2020	$1,455
2021	1,207
2022	881
2023	881
2024	880
Thereafter	2,978
$8,282

6. WARRANTY

Changes in the warranty liability during the three months ended March 31, 2020 and 2019, respectively, consisted of the following (amounts in thousands):

	2020	2019
Warranty liability, January 1	$14,334	$16,327
Provision for warranty liabilities	1,962	1,714
Warranty payments made	(2,028)	(1,795)
Warranty liability, March 31	$14,268	$16,246

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. DEBT

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2020
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(3,816)	$396,184
Titan Europe credit facilities	40,009	—	40,009
Revolving credit facility	30,000	—	30,000
Other debt	19,830	—	19,830
Capital leases	4,802	—	4,802
Total debt	494,641	(3,816)	490,825
Less amounts due within one year	46,275	—	46,275
Total long-term debt	$448,366	$(3,816)	$444,550

	December 31, 2019
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(4,040)	$395,960
Titan Europe credit facilities	43,591	—	43,591
Revolving credit facility	36,000	—	36,000
Other debt	24,171	—	24,171
Capital leases	4,880	—	4,880
Total debt	508,642	(4,040)	504,602
Less amounts due within one year	61,253	—	61,253
Total long-term debt	$447,389	$(4,040)	$443,349

Aggregate principal maturities of long-term debt at March 31, 2020, for each of the years (or other periods) set forth below were as follows (amounts in thousands):

April 1 - December 31, 2020	$40,591
2021	16,127
2022	31,848
2023	401,470
2024	583
Thereafter	4,022
$494,641

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Titan Europe credit facilities
The Titan Europe credit facilities include borrowings from various institutions totaling $40.0 million in aggregate principal amount at March 31, 2020. Maturity dates on this debt range from less than one year to nine years. The Titan Europe facilities are secured by the assets of Titan's subsidiaries in Italy, Spain, Germany, and Brazil.

Revolving credit facility
The Company has a $125 million revolving credit facility (credit facility) with agent BMO Harris Bank N.A. and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and is scheduled to mature in February 2022. From time to time Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At March 31, 2020, under the credit facility there were $30.0 million in borrowings, an $11.5 million letter of credit, and the amount available totaled $62.3 million.

Other debt
The Company has working capital loans at Titan Pneus do Brasil Ltda and Voltyre-Prom at various interest rates, which totaled $10.0 million and $9.8 million at March 31, 2020, respectively. Maturity dates on this debt range from less than one year to three years.

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

On November 14, 2018, the Company received notification of exercise of the put option from RDIF. On February 11, 2019, the Company entered into a definitive agreement (the "Agreement") with an affiliate of RDIF relating to the put option that was exercised by RDIF. The transactions contemplated by the Agreement closed on February 22, 2019. Under the terms of the Agreement, in full satisfaction of the settlement put option that was exercised by RDIF, Titan paid to RDIF $25 million in cash at the closing of the transaction, and agreed, subject to the completion of regulatory approval, to issue to RDIF in a private placement 4,032,259 shares of restricted Titan common stock. Due to pending regulatory approval, the issuance of the shares of restricted Titan common stock pursuant to the Agreement was not completed as of March 31, 2020. Immediately following the closing, RDIF continued to own the same interest in Voltyre-Prom, subject to the terms of the Agreement and the Shareholders’ Agreement. Titan has retained the right to buy back the Titan shares from RDIF for $25 million until February 12, 2022, the three-year anniversary of the signing of the Agreement, and, if the stock buyback is consummated within the first year, at the time of such buyback, RDIF would be required to convey to Titan, based on current ownership, a 10.71% interest in Voltyre-Prom, resulting in RDIF reducing its interest in Voltyre-Prom from 35.7% to 25%.

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

As of March 31, 2020, the value of the redeemable noncontrolling interest held by RDIF was recorded at $25 million, the value of the shares of restricted stock to be issued pursuant to the terms of the agreement.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following is a reconciliation of redeemable noncontrolling interest as of March 31, 2020 and 2019 (amounts in thousands):

	2020	2019
Balance at January 1	$25,000	$119,813
Reclassification as a result of Agreement regarding put option	—	(49,883)
Loss attributable to redeemable noncontrolling interest	—	(334)
Currency translation	—	428
Redemption value adjustment	—	776
Balance at March 31,	$25,000	$70,800

This obligation represents the value of the restricted common stock due to RDIF on March 31, 2020, and is presented in the Condensed Consolidated Balance Sheet in redeemable noncontrolling interest, which is treated as mezzanine equity.

9. LEASES

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	March 31, 2020	December 31, 2019
Operating lease ROU assets	Operating lease assets	$20,117	$23,914

Operating lease current liabilities	Other current liabilities	$5,767	$6,729
Operating lease long-term liabilities	Other long-term liabilities	14,828	17,360
Total operating lease liabilities		$20,595	$24,089

Finance lease, gross	Property, plant & equipment, net	$6,226	$6,684
Finance lease accumulated depreciation	Property, plant & equipment, net	(2,122)	(2,194)
Finance lease, net		$4,104	$4,490

Finance lease current liabilities	Other current liabilities	$1,121	$1,110
Finance lease long-term liabilities	Long-term debt	3,681	3,770
Total finance lease liabilities		$4,802	$4,880

At March 31, 2020, maturity of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
April 1 - December 31, 2020	$5,405	$1,127
2021	5,730	1,476
2022	4,453	1,392
2023	3,138	978
2024	1,850	346
Thereafter	3,498	175
Total lease payments	$24,074	$5,494
Less imputed interest	3,479	692
	$20,595	$4,802

Weighted average remaining lease term (in years)	4.6	3.9

Supplemental cash flow information related to leases for the three months ended March 31, 2020 were as follows: operating cash flows from operating leases were $2.1 million and operating cash flows from finance leases were $0.1 million.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. EMPLOYEE BENEFIT PLANS
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $0.4 million to the pension plans during the three months ended March 31, 2020, and expects to contribute approximately $1.4 million to the pension plans during the remainder of 2020.

The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended
	March 31,
	2020	2019
Service cost	$286	$225
Interest cost	862	1,123
Expected return on assets	(1,360)	(1,189)
Amortization of unrecognized prior service cost	—	56
Amortization of net unrecognized loss	696	765
Net periodic pension cost	$484	$980

Service cost is recorded as cost of sales in the Condensed Consolidated Statement of Operations while all other components are recorded in other income.

11. VARIABLE INTEREST ENTITIES

The Company holds a variable interest in two joint ventures for which the Company is the primary beneficiary. These joint ventures operate distribution facilities that primarily distribute mining products. Titan is the 50% owner of one of these distribution facilities, which is located in Canada, and the 40% owner of the other such facility, which is located in Australia. The Company’s variable interests in these two joint ventures relate to sales of Titan product to these entities, consigned inventory, and working capital loans. Titan also is party to a joint venture that is the consortium that owns Voltyre-Prom, of which Titan originally was a 43% owner. On July 31, 2019, however, Titan purchased additional shares resulting in a 64.3% ownership in the consortium and the joint venture became a majority owned entity and is no longer a variable interest entity (a VIE). See Note 8 for additional information.

The Company also held a variable interest in two other entities for which Titan was the primary beneficiary. Each of these entities provided specific manufacturing related services at the Company's Tennessee facility. Titan's variable interest in these entities relates to financial support to the entities through providing many of the assets used by these entities in their business. The Company owns no equity in these entities. In March 2020, the Company delivered a notice of termination of the supply agreement with these entities and the Company no longer holds a variable interest in them.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$1,300	$2,190
Inventory	871	1,070
Other current assets	1,650	1,027
Property, plant and equipment, net	1,214	1,327
Total assets	$5,035	$5,614

Current liabilities	$886	$1,110
Other long-term liabilities	523	579
Total liabilities	$1,409	$1,689

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

	March 31, 2020	December 31, 2019
Investments	$4,694	$4,973
Other current assets	—	—
Total VIE assets	4,694	4,973
Accounts payable	1,548	2,006
Maximum exposure to loss	$6,242	$6,979

12. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. Royalty expenses were $2.5 million and $2.6 million for the three months ended March 31, 2020 and 2019, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. OTHER INCOME

Other income consisted of the following (amounts in thousands):

	Three months ended
	March 31,
	2020	2019
Gain on property insurance settlement (1)	$4,936	$—
Gain on Wheels India Limited share sale	1,302	—
Equity investment income	605	875
Gain on sale of assets	348	370
Building rental income	316	255
Interest income	115	340
Other (expense)	(186)	(844)
	$7,436	$996

(1) The gain on property insurance settlement relates to the receipt of insurance proceeds during the three months ended March 31, 2020 for a 2017 fire that occurred at a facility of Titan Tire Reclamation Corporation (TTRC), a subsidiary of the Company, located in Fort McMurray in Alberta, Canada.

14. INCOME TAXES

The Company recorded income tax expense of $0.1 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively. The Company's effective income tax rate was (0.2)% and 66% for the three months ended March 31, 2020 and 2019, respectively.

The Company’s first quarter 2020 and 2019 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses and partially offset by a reduction of the liability for unrecognized tax positions. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the three months ended March 31, 2020 and 2019.

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

The 2017 Tax Cuts and Jobs Act was enacted on December 22, 2017 and created a new requirement that certain income (i.e., global intangible low taxed income, hereinafter referred to as GILTI) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. For 2020 and 2019, the Company has estimated an amount of GILTI income that is to be included in the calculation of 2020 and 2019 income tax expense. This GILTI income inclusion; however, is fully offset by a change in the valuation allowance.

On March 27, 2020, the U.S. government passed the CARES Act, which provides tax relief to assist companies dealing with the effects of the novel strain of the coronavirus ("COVID-19"). The Company does not expect the impact of the CARES ACT to be material to the Company’s financial position or results of operations, except for the deferral of Social Security payroll taxes, which will benefit the Company's operating cash flows through the end of calendar year 2020.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15. EARNINGS PER SHARE

Earnings per share (EPS) were as follows for the periods presented below (amounts in thousands, except per share data):

	Three months ended
	March 31,
	2020	2019

Net (loss) income attributable to Titan	$(25,486)	$1,977
Redemption value adjustment	—	(776)
Net (loss) income applicable to common shareholders	$(25,486)	$1,201
Determination of shares:
Weighted average shares outstanding (basic)	60,360	59,946
Effect of equity awards	—	—
Weighted average shares outstanding (diluted)	60,360	59,946
Earnings per share:
Basic and diluted	(0.42)	0.02

The effect of equity awards has been excluded for the three months ended March 31, 2020, as the effect would have been antidilutive. The weighted average share amount excluded for equity awards for the three months ended March 31, 2020, was 0.1 million.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
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

At March 31, 2020, two of Titan’s subsidiaries were involved in litigation concerning environmental laws and regulations.

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

The trial occurred in April 2017. On September 5, 2017, the District Court issued an order: (a) concluding Titan Tire and Dico arranged for the disposal of a hazardous substance in violation of 42 U.S.C. § 9607(a); (b) holding Titan Tire and Dico jointly and severally liable for $5.45 million in response costs previously incurred and reported by the United States relating to the alleged violation, including enforcement costs and attorney’s fees; and (c) awarding a declaratory judgment holding Titan Tire and Dico jointly and severally liable for all additional response costs previously incurred but not yet reported or to be incurred in the future, including enforcement costs and attorney’s fees. The District Court also held Dico liable for $5.45 million in punitive damages under 42 U.S.C. § 9607(c)(3) for violating a unilateral administrative order. The punitive damages award does not apply to Titan Tire. The Company accrued a contingent liability of $6.5 million, representing $5.45 million in costs incurred by the United States and $1.05 million of additional response costs, for this order in the quarter ended September 30, 2017. As of March 31, 2020, the $6.5 million contingent liability remains outstanding.

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

17. SEGMENT INFORMATION

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
The table below presents information about certain operating results, separated by market segments, for each of the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three months ended
	March 31,
	2020	2019
Net sales
Agricultural	$172,938	$191,730
Earthmoving/construction	136,922	176,745
Consumer	31,640	41,899
	$341,500	$410,374
Gross profit
Agricultural	$14,027	$22,125
Earthmoving/construction	10,754	18,170
Consumer	2,463	4,969
	$27,244	$45,264
(Loss) income from operations
Agricultural	$(4,694)	$13,928
Earthmoving/construction	(6,994)	5,528
Consumer	(295)	2,121
Corporate & Unallocated	2,380	(17,441)
(Loss) income from operations	(9,603)	4,136

Interest expense	(8,035)	(7,933)
Foreign exchange (loss) gain	(17,242)	5,723
Other income, net	7,436	996
(Loss) income before income taxes	$(27,444)	$2,922

Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	March 31, 2020	December 31, 2019
Total assets
Agricultural	$435,679	$423,955
Earthmoving/construction	455,371	496,988
Consumer	108,864	123,320
Corporate & Unallocated	60,340	70,044
	$1,060,254	$1,114,307

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

18. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Board of Directors of the Company, Mr. Maurice Taylor. The related party is Mr. Fred Taylor, who is Mr. Maurice Taylor’s brother. The companies with which Mr. Fred Taylor is associated that do business with Titan include the following: Blacksmith OTR, LLC; F.B.T. Enterprises, Inc.; Green Carbon, Inc.; Silverstone, Inc.; and OTR Wheel Engineering, Inc.  Sales of Titan products to these companies were approximately $0.1 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. Titan had trade receivables due from these companies of approximately $0.1 million at March 31, 2020, and approximately $0.1 million at December 31, 2019.  Sales commissions paid to the above companies were approximately $0.2 million for the three months ended March 31, 2020 as compared to $0.4 million for the three months ended March 31, 2019.

19. ACCUMULATED OTHER COMPREHENSIVE LOSS

	Currency Translation Adjustments	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2020	$(192,507)	$(26,144)	$(218,651)
Currency translation adjustments (1)	(32,004)	—	(32,004)
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior service cost, net of tax of $(210)	—	1,308	1,308
Balance at March 31, 2020	$(224,511)	$(24,836)	$(249,347)

(1) The increase in currency translation adjustments for the three months ended March 31, 2020 is due to foreign currency rate fluctuations and also due to the settlement of certain intercompany loans during the quarter.

20. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The senior secured notes are guaranteed by the following wholly-owned subsidiaries of the Company: Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois. The note guarantees are full and unconditional, joint and several obligations of the guarantors. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. See the indenture governing the senior secured notes incorporated by reference to the 2019 Form 10-K for additional information. The following condensed consolidating financial statements are presented using the equity method of accounting. Certain sales and marketing expenses recorded by non-guarantor subsidiaries have not been allocated to the guarantor subsidiaries.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended March 31, 2020
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$159,969	$341,685	$(160,154)	$341,500
Cost of sales	166	145,550	326,115	(160,154)	311,677
Asset impairment	—	—	2,579	—	2,579
Gross (loss) profit	(166)	14,419	12,991	—	27,244
Selling, general and administrative expenses	5,641	1,966	24,350	—	31,957
Research and development expenses	241	709	1,460	—	2,410
Royalty expense	566	1,065	849	—	2,480
(Loss) income from operations	(6,614)	10,679	(13,668)	—	(9,603)
Interest expense	(7,161)	(6)	(868)	—	(8,035)
Intercompany interest income (expense)	530	651	(1,181)	—	—
Foreign exchange loss	—	(746)	(16,496)	—	(17,242)
Other income (expense)	623	(150)	6,963	—	7,436
(Loss) income before income taxes	(12,622)	10,428	(25,250)	—	(27,444)
Provision for income taxes	(467)	98	424	—	55
Equity in earnings of subsidiaries	(15,344)	—	7,513	7,831	—
Net (loss) income	(27,499)	10,330	(18,161)	7,831	(27,499)
Net loss attributable to noncontrolling interests	—	—	(2,013)	—	(2,013)
Net (loss) income attributable to Titan	$(27,499)	$10,330	$(16,148)	$7,831	$(25,486)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended March 31, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$124,781	$410,275	$(124,682)	$410,374
Cost of sales	152	106,516	383,124	(124,682)	365,110
Gross (loss) profit	(152)	18,265	27,151	—	45,264
Selling, general and administrative expenses	1,151	11,608	23,146	—	35,905
Research and development expenses	265	829	1,523	—	2,617
Royalty expense	663	1,072	871	—	2,606
(Loss) income from operations	(2,231)	4,756	1,611	—	4,136
Interest expense	(6,927)	—	(1,006)	—	(7,933)
Intercompany interest income (expense)	630	1,009	(1,639)	—	—
Foreign exchange (loss) gain	(38)	(60)	5,821	—	5,723
Other income (expense)	330	(279)	945	—	996
(Loss) income before income taxes	(8,236)	5,426	5,732	—	2,922
Provision for income taxes	649	151	1,115	—	1,915
Equity in earnings of subsidiaries	9,891	—	736	(10,627)	—
Net income (loss)	1,006	5,275	5,353	(10,627)	1,007
Net loss attributable to noncontrolling interests	—	—	(970)	—	(970)
Net income (loss) attributable to Titan	$1,006	$5,275	$6,323	$(10,627)	$1,977

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Three Months Ended March 31, 2020
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(27,499)	$10,330	$(18,161)	$7,831	$(27,499)
Currency translation adjustment	(33,786)	—	(33,786)	33,786	(33,786)
Pension liability adjustments, net of tax	1,308	667	641	(1,308)	1,308
Comprehensive (loss) income	(59,977)	10,997	(51,306)	40,309	(59,977)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(3,796)	—	(3,796)
Comprehensive (loss) income attributable to Titan	$(59,977)	$10,997	$(47,510)	$40,309	$(56,181)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Three Months Ended March 31, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$1,006	$5,275	$5,353	$(10,627)	$1,007
Currency translation adjustment	(4,379)	—	(4,379)	4,379	(4,379)
Pension liability adjustments, net of tax	466	753	(287)	(466)	466
Comprehensive (loss) income	(2,907)	6,028	687	(6,714)	(2,906)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(68)	—	(68)
Comprehensive (loss) income attributable to Titan	$(2,907)	$6,028	$755	$(6,714)	$(2,838)

(Amounts in thousands)	Condensed Consolidating Balance Sheets March 31, 2020
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$4,408	$3	$55,967	$—	$60,378
Accounts receivable, net	—	4	211,978	—	211,982
Inventories	—	38,260	267,811	—	306,071
Prepaid and other current assets	3,653	17,078	39,730	—	60,461
Total current assets	8,061	55,345	575,486	—	638,892
Property, plant and equipment, net	10,071	90,329	243,678	—	344,078
Investment in subsidiaries	719,502	—	68,965	(788,467)	—
Other assets	1,779	3,816	71,689	—	77,284
Total assets	$739,413	$149,490	$959,818	$(788,467)	$1,060,254
Liabilities and Equity
Short-term debt	$620	$163	$45,492	$—	$46,275
Accounts payable	3,124	28,647	148,162	—	179,933
Other current liabilities	29,173	21,237	65,334	—	115,744
Total current liabilities	32,917	50,047	258,988	—	341,952
Long-term debt	427,499	389	16,662	—	444,550
Other long-term liabilities	4,605	14,321	50,904	—	69,830
Intercompany accounts	54,286	(425,827)	371,541	—	—
Redeemable noncontrolling interest	—	—	25,000	—	25,000
Titan shareholders' equity	220,106	510,560	236,940	(788,467)	179,139
Noncontrolling interests	—	—	(217)	—	(217)
Total liabilities and equity	$739,413	$149,490	$959,818	$(788,467)	$1,060,254

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Balance Sheets December 31, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2,843	$4	$63,952	$—	$66,799
Accounts receivable, net	—	2	185,236	—	185,238
Inventories	—	41,088	292,268	—	333,356
Prepaid and other current assets	3,217	17,352	38,300	—	58,869
Total current assets	6,060	58,446	579,756	—	644,262
Property, plant and equipment, net	10,646	91,734	272,418	—	374,798
Investment in subsidiaries	763,336	—	61,019	(824,355)	—
Other assets	3,405	4,211	87,631	—	95,247
Total assets	$783,447	$154,391	$1,000,824	$(824,355)	$1,114,307
Liabilities and Equity
Short-term debt	$514	$69	$60,670	$—	$61,253
Accounts payable	4,951	18,455	135,241	—	158,647
Other current liabilities	20,912	17,941	68,400	—	107,253
Total current liabilities	26,377	36,465	264,311	—	327,153
Long-term debt	433,242	201	9,906	—	443,349
Other long-term liabilities	5,211	15,242	59,364	—	79,817
Intercompany accounts	42,798	(397,847)	355,049	—	—
Redeemable noncontrolling interest	—	—	25,000	—	25,000
Titan shareholders' equity	275,819	500,330	283,057	(824,355)	234,851
Noncontrolling interests	—	—	4,137	—	4,137
Total liabilities and equity	$783,447	$154,391	$1,000,824	$(824,355)	$1,114,307

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Three Months Ended March 31, 2020
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$7,552	$1,901	$(5,481)	$3,972
Cash flows from investing activities:
Capital expenditures	—	(2,149)	(4,271)	(6,420)
Sale of Wheels India Limited shares	—	—	6,917	6,917
Insurance proceeds	—	—	4,936	4,936
Other, net	191	—	(557)	(366)
Net cash (used for) provided by investing activities	191	(2,149)	7,025	5,067
Cash flows from financing activities:
Proceeds from borrowings	7,264	258	16,427	23,949
Payment on debt	(13,140)	(11)	(18,789)	(31,940)
Dividends paid	(302)	—	—	(302)
Net cash (used for) provided by financing activities	(6,178)	247	(2,362)	(8,293)
Effect of exchange rate change on cash	—	—	(7,167)	(7,167)
Net increase (decrease) in cash and cash equivalents	1,565	(1)	(7,985)	(6,421)
Cash and cash equivalents, beginning of period	2,843	4	63,952	66,799
Cash and cash equivalents, end of period	$4,408	$3	$55,967	$60,378

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Three Months Ended March 31, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(11,022)	$1,545	$(6,142)	$(15,619)
Cash flows from investing activities:
Capital expenditures	—	(1,700)	(7,753)	(9,453)
Payment related to redeemable noncontrolling interest agreement	(25,000)	—	—	(25,000)
Other, net	—	154	40	194
Net cash used for investing activities	(25,000)	(1,546)	(7,713)	(34,259)
Cash flows from financing activities:
Proceeds from borrowings	25,000	—	27,398	52,398
Payment on debt	—	—	(15,357)	(15,357)
Dividends paid	(301)	—	—	(301)
Net cash provided by financing activities	24,699	—	12,041	36,740
Effect of exchange rate change on cash	—	—	(232)	(232)
Net increase (decrease) in cash and cash equivalents	(11,323)	(1)	(2,046)	(13,370)
Cash and cash equivalents, beginning of period	23,630	4	58,051	81,685
Cash and cash equivalents, end of period	$12,307	$3	$56,005	$68,315

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

21. SUBSEQUENT EVENTS

Subsequent to March 31, 2020, COVID-19 continued to have an impact on the Company. Titan's workforce and operations have been significantly impacted as a result of government mandates in certain countries to work from home to minimize the spread of the virus. In some of the countries where the Company has operations and where COVID-19 has been widespread (such as the Company’s European and Latin America locations), the Company’s operations were significantly curtailed during March 2020 and may continue to be curtailed until the widespread outbreak is contained. The Company’s operations may not return to historical levels in the near term, depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date and numerous other uncertainties. COVID-19 has had a significant impact on the Company’s ability to conduct business in those geographies and has affected the Company's operational and financial performance. COVID-19 has had a significant impact on the economy, which is impacting the Company's customers and the demand for Titan's products, and the extent of that impact and its duration is uncertain at this time. The duration of the business disruption and related financial impact cannot be reasonably estimated at this time, but may materially affect the results of our operations.

In the second quarter of 2020, the Company is taking steps towards the finalization of the closure of its wheel operations in Saltville, Virginia, with plans for completion by July 2020. As a part of this process, the Company expects to incur disposal costs related to the closure but an estimated amount or range of amounts has not yet been determined.  The total assets at this location are approximately $5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of the financial statements included in this quarterly report with a narrative from the perspective of the management of Titan International, Inc. (Titan or the Company) on Titan's financial condition, results of operations, liquidity, and other factors that may affect the Company's future results. The MD&A in this quarterly report should be read in conjunction with the condensed consolidated financial statements and other financial information included elsewhere in this quarterly report and the MD&A and audited consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 4, 2020 (the 2019 Form 10-K).

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus ("COVID-19") was reported in Wuhan, China. During March 2020, the World Health Organization declared that COVID-19 is a pandemic. The emergence of COVID-19 and its global spread presents significant risks to the Company, some of which the Company is unable to fully evaluate or even foresee. The COVID-19 pandemic adversely affected the Company’s financial results and business operations in the Company’s quarter ended March 31, 2020, and economic and health conditions in the United States and across most of the globe have continued to change since the end of the quarter. In some of the countries where the Company has operations and where COVID-19 has been widespread (such as the Company’s European and Latin America locations), the Company’s operations were significantly curtailed during March 2020 and are expected to continue to be curtailed until the widespread outbreak is contained. The Company’s operations may not return to historical levels in the near term, depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date and numerous other uncertainties.

The COVID-19 pandemic is affecting the Company’s operations in the second quarter, and may continue to do so indefinitely thereafter. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, customer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year.  Management cannot predict the full impact of the COVID-19 pandemic on the economic conditions generally, on the

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Company’s customers and, ultimately, on the Company. The nature, extent and duration of the effects of the COVID-19 pandemic on the Company are highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

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
Readers of this Form 10-Q should understand that these forward-looking statements are based on the Company’s current expectations and assumptions about future events and are subject to a number of risks, uncertainties, and changes in circumstances that are difficult to predict, including, but not limited to, the factors discussed in Part 1, Item 1A, Risk Factors, of the 2019 Form 10-K, certain of which are beyond the Company’s control.

Actual results could differ materially from these forward-looking statements as a result of certain factors, including:

•	The effect of the COVID-19 pandemic on our operations and financial performance;

•	The effect of a recession on the Company and its customers and suppliers;

•	Changes in the Company’s end-user markets into which the Company sells its products as a result of world economic or regulatory influences or otherwise;

•	Changes in the marketplace, including new products and pricing changes by the Company’s competitors;

•	Ability to maintain satisfactory labor relations;

•	Unfavorable outcomes of legal proceedings;

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

MARKET CONDITIONS AND OUTLOOK

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

COVID-19 IMPACT ON OUTLOOK
As a result of the global COVID-19 pandemic, the Company curtailed and suspended operations in certain geographies in which we conduct business. As COVID-19 progressed globally, the impact was felt initially in China with the government mandated lock-down and curtailment of operations from late January through February 2020. The impact continued in Europe through travel restrictions, social distancing, mandatory stay-at-home orders and sanitization of our facilities. Due to these restrictions, we had loss of production in the last week of the first quarter which continued through the second quarter of 2020. The impact in South America occurred during the latter part of March, continuing through the early part of April due to similar stay-at-home restrictions in place as Europe.  Within North America, our facilities have remained open throughout this time with social distancing and sanitization protocols followed as recommended by the Centers for Disease Control and Prevention, World Health Organization and the government. Our Australian and Russian operations have experienced a lessor impact than the other geographies other than enhanced sanitization of our facilities. The future outlook for the remainder of 2020 will be predicated upon the ability to contain COVID-19 in the geographies in which we operate and relaxation of the government mandated restrictions including travel, stay-at-home orders and social distancing.

AGRICULTURAL MARKET OUTLOOK
Agriculture-related commodity prices remain low as a result of ongoing tariffs and trade concerns. For the balance of 2020, market conditions across the globe are volatile and uncertain, due to the effects of the COVID-19 pandemic. Major OEMs are pulling back production in the second quarter, affecting demand for our products in the near-term. In addition, many of our customers are not forecasting significantly into the future, awaiting more certainty as to stability in the market. Demand in the aftermarket has remained relatively stable through the first quarter of 2020, while the remainder of the year will depend on how quickly market conditions stabilize. Many more variables, including weather, volatility in the price of commodities, grain prices, export markets, foreign currency exchange rates, government policies, subsidies, and the demand for used equipment can greatly impact the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction market is continuing to experience declines in 2020 due in large part to global economic uncertainty and has been hampered further by the impact of COVID-19. Demand for larger construction equipment used for highways and infrastructure began to tighten in 2019. Mining industry equipment demand also began to soften within certain regions in the second half of 2019. Construction is mainly driven by GDP by country and the need for infrastructure developments. The Company expects that the largest impact of COVID-19 on its consolidated financial condition, results of operations, or cash flows will occur in the second quarter of 2020, reflecting the curtailment of our operations, as well as our customers’ operations, in response to government mandates and disruptions in supply. The market outlook for the second half of the year remains relatively uncertain and will depend on how quickly conditions can stabilize. Mining is primarily driven by both the demand for and pricing of commodities. Demand for Titan's products in the mining industry for 2020 is anticipated to be generally flat as compared to 2019 and is currently less affected by the disruption caused by the COVID-19 pandemic. The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers, in addition to the impact of COVID-19.

CONSUMER MARKET OUTLOOK
The consumer market consists of several distinct product lines within different regions. These products include light truck tires, turf equipment, specialty products, and train brakes. Overall, the Company expects growth within this market to be flat in 2020. The consumer segment is affected by many variables including consumer spending, interest rates, government policies, and other macroeconomic drivers.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Titan International, Inc.	Three months ended
(amounts in thousands)	March 31,
	2020	2019	% Increase/(Decrease)
Net sales	$341,500	$410,374	(16.8)%
Gross profit	27,244	45,264	(39.8)%
Gross profit %	8.0%	11.0%
Selling, general and administrative expenses	31,957	35,905	(11.0)%
Research and development expenses	2,410	2,617	(7.9)%
Royalty expense	2,480	2,606	(4.8)%
(Loss) income from operations	(9,603)	4,136	(332.2)%

Net Sales
Net sales for the three months ended March 31, 2020 were $341.5 million, compared to $410.4 million in the comparable period of 2019, a decrease of 16.8% driven by sales decreases in all segments. Overall net sales volume was down 12.6% from the comparable prior year quarter, due primarily to challenges in the earthmoving/construction market as a result of a slow down of the global construction market, particularly in Europe. Additionally, in Europe, we experienced over $14 million in reduced sales versus the comparable period last year directly as a result of plant closures in Italy and China due to the COVID-19 pandemic. Global trade issues, as well as the impact of COVID-19, were contributing factors in the sales decrease in the Agriculture market which resulted in lower volume from OEM customers, however was partially offset by increased volume in the aftermarket business. Unfavorable changes in price/mix, primarily reflecting pricing adjustments for lower raw material costs, and currency translation negatively impacted net sales by 1.1% and 3.1%, respectively,

Gross Profit
Gross profit for the three months ended March 31, 2020 was $27.2 million, or 8.0% of net sales, down $18.1 million compared to $45.3 million, or 11.0% of net sales, for the three months ended March 31, 2019. The decrease in gross profit was driven by the impact of lower sales volume across most geographic regions which had a significant impact on production efficiencies. The decrease in gross profit was also impacted by unfavorable foreign currency, especially in Europe and Latin America, and a $2.6 million asset impairment at our Titan Tire Reclamation Corporation (TTRC) in Canada. The unfavorable gross margin impact as a result of the COVID-19 pandemic mentioned above was approximately $3.8 million.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the three months ended March 31, 2020 were $32.0 million, or 9.4% of net sales, compared to $35.9 million, or 8.7% of net sales, for the three months ended March 31, 2019.  The decrease in SG&A was driven primarily by lower sales commissions and marketing costs as well as lower professional fees related to investments in technology as we were in the midst of stabilization efforts during the first quarter of 2019 after the first phases of an enterprise resource planning (ERP) software implementation within North America.

Research and Development Expenses
Research and development (R&D) expenses for the three months ended March 31, 2020 were $2.4 million, or 0.7% of net sales, compared to $2.6 million, or 0.6% of net sales, for the comparable period in 2019. R&D spending reflects initiatives to improve product designs and an ongoing focus on quality. The slight decline is related to cost reduction initiatives enacted late in the fourth quarter of 2019.

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

Royalty expenses for the three months ended March 31, 2020 were $2.5 million, or 0.7% of net sales, compared to $2.6 million, or 0.6% of net sales, for the three months ended March 31, 2019.

(Loss) Income from Operations
Loss from operations for the first quarter of 2020 was $9.6 million, compared to income of $4.1 million for the first quarter of 2019.  The decrease in income from operations was primarily driven by lower net sales and the net result of the items previously discussed in this quarterly report.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense was $8.0 million and $7.9 million for the three months ended March 31, 2020 and 2019, respectively.

Foreign Exchange Gain (Loss)
Foreign exchange loss was $17.2 million for the three months ended March 31, 2020, compared to a gain of $5.7 million for the three months ended March 31, 2019. Foreign currency exchange loss is the result of the significant negative movements in foreign currency exchange rates in many of the geographies in which we conduct business experienced during the three months ended March 31, 2020 and translation of intercompany loans at certain foreign subsidiaries which are denominated in local currencies rather than the reporting currency, which is the United States dollar. Since such loans are expected to be settled at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates. During the first quarter of 2020, we have settled a number of intercompany loans as part of a loan restructuring initiative with a resulting foreign exchange loss which is reflected in the total foreign exchange loss recognized for the first quarter of 2020.

Other Income
Other income was $7.4 million for the three months ended March 31, 2020, as compared to $1.0 million in the comparable quarter of 2019.  The increase in other income for the three months ended March 31, 2020, as compared to the same period in 2019 was primarily attributable to proceeds of $4.9 million related to a property insurance settlement at TTRC and a $1.3 million gain on the sale of shares of our investment in Wheels India Limited.

Provision (Benefit) for Income Taxes
The Company recorded income tax expense of $0.1 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively. The Company's effective income tax rate was (0.2)% and 66% for the three months ended March 31, 2020 and 2019.

The Company’s 2020 and 2019 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses and partially offset by a reduction of the liability for unrecognized tax positions. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the three months ended March 31, 2020 and 2019.

Net (Loss) Income and Earnings (Loss) per Share
Net loss for the first quarter of 2020 was $27.5 million, compared to net income of $1.0 million in the comparable quarter of 2019. For the quarters ended March 31, 2020 and 2019, basic and diluted earnings (loss) per share were $(0.42) and $0.02, respectively. The Company's net loss and earnings per share were due to the items previously discussed.

SEGMENT INFORMATION

Segment Summary (amounts in thousands):

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Three months ended March 31, 2020	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$172,938	$136,922	$31,640	$—	$341,500
Gross profit	14,027	10,754	2,463	—	27,244
Loss from operations	(4,694)	(6,994)	(295)	2,380	(9,603)
Three months ended March 31, 2019
Net sales	$191,730	$176,745	$41,899	$—	$410,374
Gross profit	22,125	18,170	4,969	—	45,264
Income (loss) from operations	13,928	5,528	2,121	(17,441)	4,136

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended
	March 31,
	2020	2019	% Increase/(Decrease)
Net sales	$172,938	$191,730	(9.8)%
Gross profit	14,027	22,125	(36.6)%
(Loss) income from operations	(4,694)	13,928	(133.7)%

Net sales in the agricultural segment were $172.9 million for the three months ended March 31, 2020, as compared to $191.7 million for the comparable period in 2019, a decrease of 9.8%. Lower sales volume in North America, Europe and Australia contributed 1.8% of this decrease while unfavorable currency translation, primarily in Latin America and Europe, decreased net sales by 3.4%. Unfavorable price/mix further decreased net sales by 4.7%. Lower sales volumes were primarily caused by continued weakness in the commodity markets and the effect of the COVID-19 pandemic which continues to cause significant uncertainty for customers in most geographies, most notably OEM customers.

Gross profit in the agricultural segment was $14.0 million for the three months ended March 31, 2020, as compared to $22.1 million in the comparable quarter of 2019.  The decrease in gross profit is primarily attributable to the impact of lower sales volume and unfavorable foreign currency translation. Unfavorable North American gross profit was driven by lower OEM volume and mix, within our North American Wheel operations. Loss from operations in Titan's agricultural segment was $4.7 million for the quarter ended March 31, 2020, as compared to income of $13.9 million for the quarter ended March 31, 2019.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended
	March 31,
	2020	2019	% Increase/(Decrease)
Net sales	$136,922	$176,745	(22.5)%
Gross profit	10,754	18,170	(40.8)%
(Loss) income from operations	(6,994)	5,528	(226.5)%

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company's earthmoving/construction segment net sales were $136.9 million for the three months ended March 31, 2020, as compared to $176.7 million in the comparable quarter of 2019, a decrease of 22.5%. The decrease in earthmoving/construction sales was driven by decreased volume, which negatively impacted net sales by 22.9%. This decrease was primarily due to a tightening within the construction market in our undercarriage business in all geographies. The direct impact of COVID-19 accounted for $11.9 million of the sales decrease due to shutdowns of our plants in China and Italy. Unfavorable currency translation across most non-US geographies decreased net sales by 2.3% but was partially offset by favorable price mix, which increased net sales by 2.7%.

Gross profit in the earthmoving/construction segment was $10.8 million for the three months ended March 31, 2020, as compared to $18.2 million in the comparable quarter of 2019. The decrease in gross profit was primarily driven by the lower sales volume, which created certain production inefficiencies, the impact of COVID-19 and unfavorable foreign currency translation. The Company's earthmoving/construction segment loss from operations was $7.0 million for the quarter ended March 31, 2020, as compared to income of $5.5 million for the comparable quarter of 2019.

Consumer Segment Results
Consumer segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended
	March 31,
	2020	2019	% Increase/(Decrease)
Net sales	$31,640	$41,899	(24.5)%
Gross profit	2,463	4,969	(50.4)%
(Loss) income from operations	(295)	2,121	(113.9)%

Consumer segment net sales were $31.6 million for the three months ended March 31, 2020, as compared to $41.9 million in the comparable quarter of 2019, a decrease of approximately 24.5%. This decrease was driven by lower sales volume, especially in North America, Latin America and Australia, which negatively impacted net sales by 18.2% and unfavorable currency translation, primarily in Latin America and unfavorable price mix, which decreased net sales by 5.3% and 1.0%, respectively. The decline in Latin America continued to be driven by lower demand for light utility truck tires, while declines in other geographies related to a shift in focus to agriculture and earthmoving/construction products.

Gross profit from the consumer segment was $2.5 million for the three months ended March 31, 2020, as compared to $5.0 million for the comparable quarter of 2019 due primarily to lower sales in the light utility truck markets. Consumer segment loss from operations was $0.3 million for the three months ended March 31, 2020, as compared to income of $2.1 million for the comparable quarter of 2019.

Corporate & Unallocated Expenses
Income from operations on a segment basis did not include unallocated income of $2.4 million for the quarter ended March 31, 2020, and unallocated expenses of $17.4 million for the three months ended March 31, 2019. The year over year difference is related to a refinement of the allocation process which enabled the Company to identify previously unallocated expenses that belonged in the other segments.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of March 31, 2020, the Company had $60.4 million of cash, a decrease of $6.4 million from December 31, 2019, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Three months ended March 31,
	2020	2019	Change
Net (loss) income	$(27,499)	$1,007	$(28,506)
Depreciation and amortization	13,785	14,673	(888)
Deferred income tax provision	(1,426)	(1,366)	(60)
Foreign currency translation (gain) loss	17,291	(6,695)	23,986
Accounts receivable	(45,330)	(53,083)	7,753
Inventories	6,611	(17,557)	24,168
Prepaid and other current assets	(6,404)	(1,611)	(4,793)
Accounts payable	34,006	39,370	(5,364)
Other current liabilities	15,012	4,538	10,474
Other liabilities	(342)	1,543	(1,885)
Other operating activities	(1,732)	3,562	(5,294)
Cash provided by (used for) operating activities	$3,972	$(15,619)	$19,591

In the first three months of 2020, operating activities provided $4.0 million of cash, notwithstanding the negative impact from increases in accounts receivable of $45.3 million and other current assets of $6.4 million, partially offset by a $34.0 million increase in accounts payable. Inventories declined by $6.6 million during the first quarter of 2020, contributing to cash flow. Included in the net loss of $27.5 million were non-cash charges for depreciation and amortization of $13.8 million, foreign currency translation loss of $17.3 million, $4.9 million property insurance settlement, $2.6 million asset impairment, and a $1.3 million gain on the sale of shares of Wheels India Limited.

Operating cash flows increased $19.6 million when comparing the first three months of 2020 to the comparable period in 2019. Net income in the first three months of 2020 decreased $28.5 million from income in the first three months of 2019. When comparing the first three months of 2020 to the comparable period in 2019, cash flows from operating activities increased due to favorable comparability of inventories and accounts receivable by $24.2 million and $7.8 million, respectively.

Summary of the components of cash conversion cycle:

	March 31,	December 31,	March 31,
	2020	2019	2019
Days sales outstanding	57	56	66
Days inventory outstanding	93	111	107
Days payable outstanding	(55)	(53)	(65)
Cash conversion cycle	95	114	108

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Three months ended March 31,
	2020	2019	Change
Capital expenditures	$(6,420)	$(9,453)	$3,033
Payments related to redeemable noncontrolling interest	—	(25,000)	25,000
Sale of Wheels India Limited shares	6,917	—	6,917
Other investing activities	4,570	194	4,376
Cash provided by (used for) investing activities	$5,067	$(34,259)	$39,326

Net cash provided by investing activities was $5.1 million in the first three months of 2020, as compared to net cash used of$34.3 million in the first three months of 2019. Other investing activities for the quarter ended March 31, 2020 includes $4.9 million from the proceeds of a property insurance settlement. The Company made payments of $25 million related to satisfaction of obligations relating to the settlement put option under the Shareholders’ Agreement in the first three months of 2019. The Company invested a total of $6.4 million in capital expenditures in the first three months of 2020, compared to $9.5 million in the comparable period of 2019. The expenditures during the first three months of 2020 and 2019 represent various critical equipment purchases and improvements to maintain production capabilities of Titan's existing business and to maintain existing equipment, while the amounts are lower in 2020, in direct response to cash preservation activities as a result of COVID-19 impacts on the business.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Three months ended March 31,
	2020	2019	Change
Proceeds from borrowings	$23,949	$52,398	$(28,449)
Payment on debt	(31,940)	(15,357)	(16,583)
Dividends paid	(302)	(301)	(1)
Cash (used for) provided by financing activities	$(8,293)	$36,740	$(45,033)

In the first three months of 2020, $8.3 million of cash was used for financing activities. Proceeds from borrowings provided $23.9 million, which was offset by payments on debt of $31.9 million. Repayments occurred in certain foreign markets during the early part of the first quarter of 2020 relating to opportunities to lower debt balances with cash flow. In the first quarter of 2019, $36.7 million of cash was provided by financing activities. This cash was primarily provided through debt financing, with borrowing providing $52.4 million, offset by payments on debt of $15.4 million.

Debt Restrictions
The Company’s revolving credit facility (credit facility) and indenture relating to the 6.50% senior secured notes due 2023 contain various restrictions, including:

•
When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($12.5 million as of March 31, 2020), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity Outlook
At March 31, 2020, the Company had $60.4 million of cash and cash equivalents. At March 31, 2020, under the Company's $125 million credit facility, there were $30 million in borrowings, an $11.5 million letter of credit, and the amount available totaled $62.3 million. Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. The cash and cash equivalents balance of $60.4 million included $55.4 million held in foreign countries.

Total capital expenditures for 2020 are not forecasted at this point as we have taken measures to limit our capital spending for the remainder of this year, while they are expected to be significantly lower than originally forecasted at $35 million. Cash payments for interest are currently forecasted to be approximately $15 million for the second quarter of 2020 based on March 31, 2020, debt balances. The forecasted interest payments are comprised primarily of the semi-annual payment of approximately $13 million (paid in May and November) for the 6.50% senior secured notes.

Cash and cash equivalents, totaling $60.4 million at March 31, 2020, along with anticipated internal cash flows from operations and utilization of remaining available borrowings, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures. Potential divestitures and unencumbered assets are also a means to provide for future liquidity needs.

Titan is currently taking actions to obtain additional financial flexibility and credit capabilities from our banking partners and other sources throughout our global operations. Additionally, we are focused on reducing discretionary spending and improving profitability through various measures, which include working capital improvements and monetization of non-core assets. During the quarter ended March 31, 2020 and continuing into the second quarter of 2020, we are experiencing business disruption due to the impact of COVID-19; however, we do not anticipate that this impact will cause the Company to violate any financial covenants with respect to its debt agreements. In addition, as a result of the measures that are currently being undertaken by management, the Company does not expect liquidity constraints during the foreseeable future.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes in the Company’s Critical Accounting Estimates since the filing of the 2019 Form 10-K. As discussed in the 2019 Form 10-K, the preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates, assumptions, and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates and assumptions.  Refer to Note 1. Basis of Presentation and Significant Accounting Policies in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of the Company’s updated accounting policies.

TITAN INTERNATIONAL, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A - Quantitative and Qualitative Disclosures About Market Risk included in the 2019 Form 10-K. There have been no material changes in this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TITAN INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject, from time to time, to certain legal proceedings and claims arising out of the normal course of its business, which cover a wide range of matters, including environmental issues, product liability, contracts, and labor and employment matters. See Note 16. Litigation in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

Item 1A. Risk Factors

Except for the additional risk factor set forth below, there have been no material changes from the risk factors disclosed in Item 1A. Risk Factors to the 2019 Form 10-K.

The COVID-19 pandemic has adversely impacted, and will likely continue to adversely affect, the Company's business, operating results and financial condition.

COVID-19 has spread to the majority of the countries in which we operate. This has significantly impacted our workforce and our operations, including as a result of government mandates in certain countries to work from home to minimize the spread of the virus. In some of the countries where we have operations and where COVID-19 has been widespread (such as our European and Latin America locations), our operations were significantly curtailed during March 2020 and may continue to be curtailed until the widespread outbreak is contained. COVID-19 has had a significant impact on our ability to conduct business in those geographies and has affected the Company's operational and financial performance. We have experienced and expect to continue to experience unpredictable disruption in the demand for our products in our end-markets.

If the pandemic continues and conditions worsen, we may experience additional adverse impacts on our operational and commercial activities, costs, customer orders, and collections of accounts receivable, which may be material, and the extent and nature of these adverse impacts on our future operational and commercial activities, costs, customer orders and our collections remains uncertain even if conditions begin to improve. Furthermore, the pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, foreign currency exchange rates and interest rates. Due to the speed with which the situation is developing, the global breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration, ultimate impact and the timing of recovery. Therefore, the pandemic could lead to an extended disruption of economic activity and could materially impact our business, our consolidated results of operations, financial position, cash flows and/or market capitalization, and result in asset impairment charges, including long-lived assets.

To the extent COVID-19 or any worsening of the global business and economic environment as a result thereof adversely affects our business, operating results and financial condition, it may also have the effect of heightening many of the other risks described in Item 1A. Risk Factors in the 2019 Form 10-K.

Item 6. Exhibits

TITAN INTERNATIONAL, INC.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Current Report on Form 10-Q formatted as inline XBRL

TITAN INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	May 6, 2020	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID A. MARTIN
David A. Martin
SVP and Chief Financial Officer
(Principal Financial Officer)