Form 10-Q
period 2020-06-30
TITAN INTERNATIONAL INC
filed 2020-08-06
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12936

TITAN INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

2701 Spruce Street, Quincy, IL
(Address of principal executive offices)

36-3228472
(I.R.S. Employer Identification No.)

62301
(Zip Code)
(217) 228-6011
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.0001 par value	TWI	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares of Titan International, Inc. outstanding: 60,923,777 shares of common stock, $0.0001 par value, as of July 31, 2020.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Net sales	$286,133	$390,597	$627,633	$800,971
Cost of sales	255,259	352,289	566,936	717,399
Asset impairment	1,007	—	3,586	—
Gross profit	29,867	38,308	57,111	83,572
Selling, general and administrative expenses	28,441	35,746	60,398	71,651
Research and development expenses	2,132	2,544	4,542	5,161
Royalty expense	2,395	2,448	4,875	5,054
(Loss) income from operations	(3,101)	(2,430)	(12,704)	1,706
Interest expense	(8,008)	(8,295)	(16,043)	(16,228)
Foreign exchange gain (loss)	8,836	(1,239)	(8,406)	4,484
Other (loss) income	(390)	2,069	7,046	3,065
Loss before income taxes	(2,663)	(9,895)	(30,107)	(6,973)
Provision (benefit) for income taxes	1,980	(3,218)	2,035	(1,303)
Net loss	(4,643)	(6,677)	(32,142)	(5,670)
Net income (loss) attributable to noncontrolling interests	402	(253)	(1,611)	(1,224)
Net loss attributable to Titan	(5,045)	(6,424)	(30,531)	(4,446)
Redemption value adjustment	—	(661)	—	(1,437)
Net loss applicable to common shareholders	$(5,045)	$(7,085)	$(30,531)	$(5,883)

Loss per common share:
Basic	$(0.08)	$(0.12)	$(0.50)	$(0.10)
Diluted	$(0.08)	$(0.12)	$(0.50)	$(0.10)
Average common shares and equivalents outstanding:
Basic	60,602	60,000	60,481	59,973
Diluted	60,602	60,000	60,481	59,973

Dividends declared per common share:	$—	$0.005	$0.005	$0.010

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(All amounts in thousands)

	Three months ended
	June 30,
	2020	2019
Net loss	$(4,643)	$(6,677)
Derivative loss	(198)	—
Currency translation adjustment	1,014	5,423
Pension liability adjustments, net of tax of $230 and $110, respectively	40	538
Comprehensive loss	(3,787)	(716)
Net comprehensive income attributable to redeemable and noncontrolling interests	893	385
Comprehensive loss attributable to Titan	$(4,680)	$(1,101)

	Six months ended
	June 30,
	2020	2019
Net loss	$(32,142)	$(5,670)
Derivative loss	(198)	—
Currency translation adjustment	(32,772)	1,044
Pension liability adjustments, net of tax of $20 and $232, respectively	1,348	1,004
Comprehensive loss	(63,764)	(3,622)
Net comprehensive (loss) income attributable to redeemable and noncontrolling interests	(2,902)	317
Comprehensive loss attributable to Titan	$(60,862)	$(3,939)

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	June 30, 2020	December 31, 2019

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$80,160	$66,799
Accounts receivable, net	192,410	185,238
Inventories	294,537	333,356
Prepaid and other current assets	74,094	58,869
Total current assets	641,201	644,262
Property, plant and equipment, net	337,646	374,798
Operating lease assets	21,480	23,914
Deferred income taxes	605	2,331
Other assets	30,362	69,002
Total assets	$1,031,294	$1,114,307

Liabilities
Current liabilities
Short-term debt	$40,784	$61,253
Accounts payable	136,802	158,647
Other current liabilities	120,985	107,253
Total current liabilities	298,571	327,153
Long-term debt	462,240	443,349
Deferred income taxes	2,820	6,672
Other long-term liabilities	66,006	73,145
Total liabilities	829,637	850,319

Redeemable noncontrolling interest	25,000	25,000

Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 60,787,263 issued at June 30, 2020 and 60,710,983 at December 31, 2019)	—	—
Additional paid-in capital	531,577	532,070
Retained deficit	(105,167)	(74,334)
Treasury stock (at cost, 184,969 and 427,771 shares, respectively)	(2,055)	(4,234)
Accumulated other comprehensive loss	(248,982)	(218,651)
Total Titan shareholders’ equity	175,373	234,851
Noncontrolling interests	1,284	4,137
Total equity	176,657	238,988
Total liabilities and equity	$1,031,294	$1,114,307

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

* Net income (loss) excludes $(334) and $(265) of net loss attributable to redeemable noncontrolling interest for the three months ended March 31, 2019 and June 30, 2019, respectively. Currency translation adjustment excludes $428 and $321 of currency translation related to redeemable noncontrolling interest for the three months ended March 31, 2019 and June 30, 2019, respectively.

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2020	60,283,212	$532,070	$(74,334)	$(4,234)	$(218,651)	$234,851	$4,137	$238,988
Net income (loss)			(25,486)			(25,486)	(2,013)	(27,499)
Currency translation adjustment, net					(32,004)	(32,004)	(1,782)	(33,786)
Pension liability adjustments, net of tax					1,308	1,308		1,308
Dividends declared			(302)			(302)		(302)
Stock-based compensation	2,500	468		22		490		490
VIE deconsolidation						—	(559)	(559)
Issuance of stock under 401(k) plan	76,280	282				282		282
Balance March 31, 2020	60,361,992	$532,820	$(100,122)	$(4,212)	$(249,347)	$179,139	$(217)	$178,922
Net (loss) income			(5,045)			(5,045)	402	(4,643)
Currency translation adjustment, net					523	523	491	1,014
Pension liability adjustments, net of tax					40	40		40
Unrealized loss on investment					(198)	(198)		(198)
Stock-based compensation	2,500	559		22		581		581
Noncontrolling interest contributions						—	608	608
Issuance of treasury stock under 401(k) plan	237,802	(1,802)		2,135		333		333
Balance June 30, 2020	60,602,294	$531,577	$(105,167)	$(2,055)	$(248,982)	$175,373	$1,284	$176,657

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2020	2019
Net loss	$(32,142)	(5,670)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	27,119	27,809
Asset impairment	3,586	—
Deferred income tax provision	(2,111)	156
Loss on sale of Wheels India Limited shares	703	—
Gain on property insurance settlement	(4,936)	—
Stock-based compensation	1,071	555
Issuance of stock under 401(k) plan	615	459
Foreign currency translation (gain) loss	8,122	(1,789)
(Increase) decrease in assets:
Accounts receivable	(22,383)	(27,193)
Inventories	23,051	14,258
Prepaid and other current assets	(2,491)	(1,763)
Other assets	844	1,305
Increase (decrease) in liabilities:
Accounts payable	(11,568)	(3,863)
Other current liabilities	19,180	(6,949)
Other liabilities	(3,159)	(7,316)
Net cash provided by (used for) operating activities	5,501	(10,001)
Cash flows from investing activities:
Capital expenditures	(8,402)	(16,725)
Payments related to redeemable noncontrolling interest	—	(41,000)
Sale of Wheels India Limited shares	15,722	—
Proceeds from property insurance settlement	4,936	—
Other	(358)	1,235
Net cash provided by (used for) investing activities	11,898	(56,490)
Cash flows from financing activities:
Proceeds from borrowings	76,798	92,723
Payment on debt	(74,011)	(42,083)
Dividends paid	(603)	(599)
Other financing activities	608	—
Net cash provided by financing activities	2,792	50,041
Effect of exchange rate changes on cash	(6,830)	1,131
Net increase (decrease) in cash and cash equivalents	13,361	(15,319)
Cash and cash equivalents, beginning of period	66,799	81,685
Cash and cash equivalents, end of period	$80,160	$66,366

Supplemental information:
Interest paid	$15,188	$16,416
Income taxes paid, net of refunds received	$4,732	$4,203

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements include the accounts of Titan International, Inc. and its subsidiaries (Titan or the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of June 30, 2020, and the results of operations and cash flows for the three months ended June 30, 2020 and 2019, and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 4, 2020 (the 2019 Form 10-K). All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

COVID-19 Pandemic
COVID-19 continued to have an impact on the Company. Titan's workforce and operations have been significantly impacted as a result of government mandates in certain countries to work from home to minimize the spread of the virus. In some of the countries where the Company has operations and where COVID-19 has been widespread (such as the Company’s European and Latin America locations), the Company’s operations were significantly curtailed during March through May 2020. The Company’s operations have since resumed with additional sanitary and other protective health measures which have increased operating costs. The Company's operations may not return to historical levels in the near term, depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date and numerous other uncertainties.

The COVID-19 pandemic affected the Company’s operations in the second quarter, and may continue to do so indefinitely thereafter. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, customer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.50% senior secured notes due 2023 (senior secured notes) were carried at a cost of $396.4 million at June 30, 2020. The fair value of the senior secured notes at June 30, 2020, as obtained through an independent pricing source, was approximately $262.1 million.

Cash dividends
The Company declared cash dividends of $0.005 per share of common stock for the first quarter of 2020 and for each of the quarters ended June 30, 2019. The first quarter 2020 cash dividend of $0.005 per share of common stock was paid on April 15, 2020, to shareholders of record on March 31, 2020. On June 11, 2020, the Board of Directors unanimously approved the suspension of the Company’s quarterly common stock dividend until further notice.

New accounting standards

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (the FASB) issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

supportable forecasts. For trade receivables, loans, and other financial instruments, we are required to use a forward-looking expected loss model that reflects losses that are probable rather than the incurred loss model for recognizing credit losses. The standard became effective for interim and annual periods beginning after December 15, 2019. In addition, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, which provides clarity on certain aspects of the amendments in ASU 2016-13. The Company adopted this guidance prospectively on January 1, 2020 and it did not have a material effect on the Company's condensed consolidated financial statements.

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

In March 2020, the SEC issued a final rule that amends the disclosure requirements related to certain registered securities under SEC Regulation S-X Rule 3-10 with respect to the disclosure requirements related to issuers and guarantors of guaranteed debt securities. The final rule allows registrants to provide alternative financial disclosures in either the registrant’s MD&A or financial statements, rather than the previous requirement under Rule 3-10, which required condensed consolidating financial information within the financial statements. It also simplifies the requirements in Rule 3-10 that currently must be met for a parent company to qualify for exceptions allowing it to provide alternative disclosures rather than full audited financial statements. The final rule also reduces the periods for which summarized financial information is required to be presented to the most recent (1) annual period and (2) year-to-date interim period. The final rule applies to annual reports on Form 10-K for fiscal years ending after January 4, 2021 and quarterly reports on Form 10-Q for quarterly periods ending after January 4, 2021 and registrants may voluntarily comply with the final rule before the effective date. The Company does not expect the future adoption, which is limited to disclosures only, to have a material effect on the Company’s consolidated financial statements.

2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (amounts in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable	$195,786	$188,952
Allowance for doubtful accounts	(3,376)	(3,714)
Accounts receivable, net	$192,410	$185,238

Accounts receivable are reduced by an allowance for doubtful accounts for estimated uncollectible accounts receivable, which is based upon historical experience and specific customer collection issues. Accounts are written off against the allowance account when they are determined to no longer be collectible.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	June 30, 2020	December 31, 2019
Raw material	$68,894	$83,569
Work-in-process	42,243	48,369
Finished goods	183,400	201,418
	$294,537	$333,356

Inventories are valued at the lower of cost or net realizable value. Net realizable value is estimated based on current selling prices. Inventory costs are calculated using the first-in, first-out (FIFO) method or average cost method. Estimated provisions are established for slow-moving and obsolete inventory.

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (amounts in thousands):

	June 30, 2020	December 31, 2019
Land and improvements	$41,026	$44,386
Buildings and improvements	257,572	265,281
Machinery and equipment	591,561	605,743
Tools, dies and molds	112,307	113,603
Construction-in-process	11,360	16,237
	1,013,826	1,045,250
Less accumulated depreciation	(676,180)	(670,452)
	$337,646	$374,798

Depreciation on property, plant and equipment for the six months ended June 30, 2020 and 2019, totaled $25.1 million and $26.1 million, respectively.

The Company recorded a $2.6 million asset impairment charge during the six months ended June 30, 2020 related to certain machinery and equipment located at Titan Tire Reclamation Corporation (TTRC) in Canada as a result of market declines, which indicated the remaining book value of the equipment is more than the fair market value.

In the second quarter of 2020, the Company took steps towards the finalization of the closure of its wheel operations in Saltville, Virginia, with plans for completion by the end of the third quarter of 2020. As a part of this process, the Company expects to incur disposal costs related to the closure but an estimated amount or range of amounts has not yet been determined.  There are approximately $0.5 million of net property, plant and equipment at this location.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. INTANGIBLE ASSETS, NET

The components of intangible assets consisted of the following (amounts in thousands):

	Weighted Average Useful Lives (in years) June 30, 2020	June 30, 2020	December 31, 2019
Amortizable intangible assets:
Customer relationships	7.2	$12,420	$12,629
Patents, trademarks and other	8.6	10,507	11,598
Total at cost		22,927	24,227
Less accumulated amortization		(14,391)	(14,461)
		$8,536	$9,766

Amortization related to intangible assets for the six months ended June 30, 2020 and 2019, totaled $1.2 million and $1.1 million, respectively. Intangible assets are included as a component of other assets in the Condensed Consolidated Balance Sheets.

The estimated aggregate amortization expense at June 30, 2020, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

July 1 - December 31, 2020	$972
2021	1,390
2022	972
2023	972
2024	971
Thereafter	3,259
$8,536

6. WARRANTY

Changes in the warranty liability during the six months ended June 30, 2020 and 2019, respectively, consisted of the following (amounts in thousands):

	2020	2019
Warranty liability, January 1	$14,334	$16,327
Provision for warranty liabilities	3,555	1,722
Warranty payments made	(3,784)	(2,987)
Warranty liability, June 30	$14,105	$15,062

The Company provides limited warranties on workmanship on its products in all market segments. The majority of the Company’s products are subject to a limited warranty that ranges between less than one year and ten years, with certain product warranties being prorated after the first year. The Company calculates a provision for warranty expense based on past warranty experience. Warranty accruals are included as a component of other current liabilities on the Condensed Consolidated Balance Sheets.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. DEBT

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2020
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(3,590)	$396,410
Titan Europe credit facilities	51,272	—	51,272
Revolving credit facility	28,000	—	28,000
Other debt	22,742	—	22,742
Capital leases	4,600	—	4,600
Total debt	506,614	(3,590)	503,024
Less amounts due within one year	40,784	—	40,784
Total long-term debt	$465,830	$(3,590)	$462,240

	December 31, 2019
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(4,040)	$395,960
Titan Europe credit facilities	43,591	—	43,591
Revolving credit facility	36,000	—	36,000
Other debt	24,171	—	24,171
Capital leases	4,880	—	4,880
Total debt	508,642	(4,040)	504,602
Less amounts due within one year	61,253	—	61,253
Total long-term debt	$447,389	$(4,040)	$443,349

Aggregate principal maturities of long-term debt at June 30, 2020, for each of the years (or other periods) set forth below were as follows (amounts in thousands):

July 1 - December 31, 2020	$25,822
2021	24,056
2022	38,612
2023	406,836
2024	5,545
Thereafter	5,743
$506,614

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

Titan Europe credit facilities
The Titan Europe credit facilities include borrowings from various institutions totaling $51.3 million in aggregate principal amount at June 30, 2020. Maturity dates on this debt range from less than one year to nine years. The Titan Europe facilities are secured by the assets of Titan's subsidiaries in Italy, Spain, Germany, and Brazil.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Revolving credit facility
The Company has a $125 million revolving credit facility (credit facility) with BMO Harris Bank N.A., as agent, and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and is scheduled to mature in February 2022. From time to time Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At June 30, 2020, there were $28.0 million in borrowings under the credit facility and $19.7 million in outstanding letters of credit, and the amount available for borrowing totaled $37.9 million.

Other debt
The Company has working capital loans at Titan Pneus do Brasil Ltda and Voltyre-Prom at various interest rates, which totaled $11.5 million and $10.7 million at June 30, 2020, respectively. Maturity dates on this debt range from less than one year to three years.

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

On November 14, 2018, the Company received notification of exercise of the put option from RDIF. On February 11, 2019, the Company entered into a definitive agreement (the "Agreement") with an affiliate of RDIF relating to the put option that was exercised by RDIF. The transactions contemplated by the Agreement closed on February 22, 2019. Under the terms of the Agreement, in full satisfaction of the settlement put option that was exercised by RDIF, Titan paid to RDIF $25 million in cash at the closing of the transaction, and agreed, subject to the completion of regulatory approval, to issue to RDIF in a private placement 4,032,259 shares of restricted Titan common stock. Due to pending regulatory approval, the issuance of the shares of restricted Titan common stock pursuant to the Agreement was not completed as of June 30, 2020. Immediately following the closing, RDIF continued to own the same interest in Voltyre-Prom, subject to the terms of the Agreement and the Shareholders’ Agreement. Titan has retained the right to buy back the Titan shares from RDIF for $25 million until February 12, 2022, the three-year anniversary of the signing of the Agreement, and, if the stock buyback is consummated within the first year, at the time of such buyback, RDIF would be required to convey to Titan, based on current ownership, a 10.71% interest in Voltyre-Prom, resulting in RDIF reducing its interest in Voltyre-Prom from 35.7% to 25%.

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

As of June 30, 2020, the value of the redeemable noncontrolling interest held by RDIF was recorded at $25 million, the value of the shares of restricted stock to be issued pursuant to the terms of the agreement.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following is a reconciliation of redeemable noncontrolling interest as of June 30, 2020 and 2019 (amounts in thousands):

	2020	2019
Balance at January 1	$25,000	$119,813
Reclassification as a result of Agreement regarding put option	—	(49,883)
Payment of interest on redeemable noncontrolling interest	—	(16,000)
Loss attributable to redeemable noncontrolling interest	—	(599)
Currency translation	—	749
Redemption value adjustment	—	1,437
Balance at June 30,	$25,000	$55,517

This obligation represents the value of the restricted common stock due to RDIF on June 30, 2020, and is presented in the Condensed Consolidated Balance Sheets in redeemable noncontrolling interest, which is treated as mezzanine equity.

9. LEASES

The Company leases certain buildings and equipment under both operating and finance leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance, and insurance by the Company. Under ASC 842, the Company made an accounting policy election, by class of underlying asset, not to separate non-lease components such as those previously stated from lease components and instead will treat the lease agreement as a single lease component for all asset classes. Operating right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent Titan's obligations to make lease payments arising from the lease. The majority of Titan's leases are operating leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of Titan's leases do not provide an implicit interest rate, the Company used its incremental borrowing rate (6.79%), based on the information available at the lease commencement date, in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. Amortization expense associated with finance leases is included in cost of sales and selling, general and administrative expenses, and interest expense associated with finance leases is included in interest expense in the Condensed Consolidated Statement of Operations. Short-term operating leases, which have an initial term of twelve months or less, are not recorded on the Condensed Consolidated Balance Sheets.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	June 30, 2020	December 31, 2019
Operating lease ROU assets	Operating lease assets	$21,480	$23,914

Operating lease current liabilities	Other current liabilities	$6,226	$6,729
Operating lease long-term liabilities	Other long-term liabilities	15,918	17,360
Total operating lease liabilities		$22,144	$24,089

Finance lease, gross	Property, plant & equipment, net	$6,471	$6,684
Finance lease accumulated depreciation	Property, plant & equipment, net	(1,616)	(2,194)
Finance lease, net		$4,855	$4,490

Finance lease current liabilities	Other current liabilities	$1,391	$1,110
Finance lease long-term liabilities	Long-term debt	3,209	3,770
Total finance lease liabilities		$4,600	$4,880

At June 30, 2020, maturity of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
July 1 - December 31, 2020	$3,960	$820
2021	6,702	1,615
2022	5,344	1,528
2023	3,511	1,100
2024	2,006	411
Thereafter	3,577	191
Total lease payments	$25,100	$5,665
Less imputed interest	2,956	1,065
	$22,144	$4,600

Weighted average remaining lease term (in years)	4.5	3.5

Supplemental cash flow information related to leases for the six months ended June 30, 2020 were as follows: operating cash flows from operating leases were $4.2 million and operating cash flows from finance leases were $0.2 million.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. EMPLOYEE BENEFIT PLANS
The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $0.9 million to the pension plans during the six months ended June 30, 2020, and expects to contribute approximately $1.1 million to the pension plans during the remainder of 2020.

The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Service cost	$242	$205	$528	$430
Interest cost	876	1,106	1,738	2,229
Expected return on assets	(1,358)	(1,188)	(2,718)	(2,377)
Amortization of unrecognized prior service cost	—	57	—	113
Amortization of net unrecognized loss	696	765	1,392	1,530
Net periodic pension cost	$456	$945	$940	$1,925

Service cost is recorded as cost of sales in the Condensed Consolidated Statement of Operations while all other components are recorded in other income.

11. VARIABLE INTEREST ENTITIES

The Company holds a variable interest in two joint ventures for which the Company is the primary beneficiary. These joint ventures operate distribution facilities that primarily distribute mining products. Titan is the 50% owner of one of these distribution facilities, which is located in Canada, and the 40% owner of the other such facility, which is located in Australia. The Company’s variable interests in these two joint ventures relate to sales of Titan products to these entities, consigned inventory, and working capital loans. Titan also is party to a joint venture that is the consortium that owns Voltyre-Prom, of which Titan originally was a 43% owner. On July 31, 2019, however, Titan purchased additional shares resulting in a 64.3% ownership in the consortium and the joint venture became a majority owned entity and is no longer a variable interest entity (a VIE). See Note 8 for additional information.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$1,857	$2,190
Inventory	1,038	1,070
Other current assets	786	1,027
Property, plant and equipment, net	1,236	1,327
Total assets	$4,917	$5,614

Current liabilities	$862	$1,110
Other long-term liabilities	542	579
Total liabilities	$1,404	$1,689

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

	June 30, 2020	December 31, 2019
Investments	$4,786	$4,973
Other current assets	6	—
Total VIE assets	4,792	4,973
Accounts payable	1,231	2,006
Maximum exposure to loss	$6,023	$6,979

12. RESTRUCTURING ACTIVITIES

As part of the North American and Corporate Restructuring plan, which was approved in the second quarter of 2020, certain positions have been eliminated to continue ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs and drive profitability for the Company on a global basis.

The Company has incurred $0.4 million and $0 during the three and six months ended June 30, 2020 and 2019 for severance costs related to the rationalization of certain Corporate positions.

As part of the closure of the Saltville, Virginia wheel operations, expected to be completed during the third quarter of 2020, the Company recorded an inventory impairment charge of $1.0 million for the three and six months ended June 30, 2020.

The accrual for the workforce reduction of $0.4 million is included within the "Other current liabilities" line of the Condensed Consolidated Balance Sheets for the three and six months ended June 30, 2020. There were no amounts accrued for the workforce reduction for the three and six months ended June 30, 2019.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. Royalty expenses were $2.4 million and $2.4 million for the three months ended June 30, 2020 and 2019, respectively, and $4.9 million and $5.1 million for the six months ended June 30, 2020 and 2019, respectively.

14. OTHER INCOME

Other income consisted of the following (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Gain on property insurance settlement (1)	$—	$—	$4,936	$—
Loss on sale of Wheels India Limited shares	(2,005)	—	(703)	—
Equity investment income	(236)	974	369	1,849
Gain on sale of assets	544	397	892	767
Building rental income	398	479	714	734
Interest income	102	301	217	641
Other (expense)	807	(82)	621	(926)
	$(390)	$2,069	$7,046	$3,065

(1) The gain on property insurance settlement relates to the receipt of insurance proceeds during the three months ended March 31, 2020 for a 2017 fire that occurred at a facility of TTRC, a subsidiary of the Company, located in Fort McMurray in Alberta, Canada.

15. INCOME TAXES

The Company recorded income tax expense of $2.0 million and income tax benefit of $3.2 million for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded income tax expense of $2.0 million and income tax benefit of $1.3 million, respectively. The Company's effective income tax rate was (74)% and 33% for the three months ended June 30, 2020 and 2019, respectively, and (7)% and 19% for the six months ended June 30, 2020 and 2019, respectively.

The Company’s 2020 and 2019 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses and partially offset by a reduction of the liability for unrecognized tax positions. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the six months ended June 30, 2020 and 2019.

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

On March 27, 2020, the U.S. government passed the CARES Act (the "CARES Act"), which provides tax relief to assist companies dealing with the effects of COVID-19. The Company does not expect the impact of the CARES Act to be material to the Company’s financial position or results of operations, except for the deferral of Social Security payroll taxes, which will benefit the Company's operating cash flows through the end of calendar year 2020.

16. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Net loss attributable to Titan	$(5,045)	$(6,424)	$(30,531)	$(4,446)
Redemption value adjustment	—	(661)	—	(1,437)
Net loss applicable to common shareholders	$(5,045)	$(7,085)	$(30,531)	$(5,883)
Determination of shares:
Weighted average shares outstanding (basic)	60,602	60,000	60,481	59,973
Effect of equity awards	—	—	—	—
Weighted average shares outstanding (diluted)	60,602	60,000	60,481	59,973
Earnings per share:
Basic and diluted	(0.08)	(0.12)	(0.50)	(0.10)

The effect of equity awards has been excluded for the three and six months ended June 30, 2020, as the effect would have been antidilutive. The weighted average share amount excluded for equity awards for the three and six months ended June 30, 2020, was 73 thousand and 130 thousand, respectively.

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

At June 30, 2020, two of Titan’s subsidiaries were involved in litigation concerning environmental laws and regulations.

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

The trial occurred in April 2017. On September 5, 2017, the District Court issued an order: (a) concluding Titan Tire and Dico arranged for the disposal of a hazardous substance in violation of 42 U.S.C. § 9607(a); (b) holding Titan Tire and Dico jointly and severally liable for $5.45 million in response costs previously incurred and reported by the United States relating to the alleged violation, including enforcement costs and attorney’s fees; and (c) awarding a declaratory judgment holding Titan Tire and Dico jointly and severally liable for all additional response costs previously incurred but not yet reported or to be incurred in the future, including enforcement costs and attorney’s fees. The District Court also held Dico liable for $5.45 million in punitive damages under 42 U.S.C. § 9607(c)(3) for violating a unilateral administrative order. The punitive damages award does not apply to Titan Tire. The Company accrued a contingent liability of $6.5 million, representing $5.45 million in costs incurred by the United States and $1.05 million of additional response costs, for this order in the quarter ended September 30, 2017. As of June 30, 2020, the $6.5 million contingent liability remains outstanding.

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
The table below presents information about certain operating results, separated by market segments, for each of the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales
Agricultural	$147,267	$164,284	$320,206	$356,014
Earthmoving/construction	112,457	184,782	249,379	361,527
Consumer	26,409	41,531	58,048	83,430
	$286,133	$390,597	$627,633	$800,971
Gross profit
Agricultural	$15,613	$14,247	$29,640	$36,372
Earthmoving/construction	11,614	19,701	22,368	37,871
Consumer	2,640	4,360	5,103	9,329
	$29,867	$38,308	$57,111	$83,572
(Loss) income from operations
Agricultural	$6,992	$4,365	$2,298	$18,293
Earthmoving/construction	(1,902)	5,697	(8,897)	11,225
Consumer	1,425	1,228	1,131	3,349
Corporate & Unallocated	(9,616)	(13,720)	(7,236)	(31,161)
(Loss) income from operations	(3,101)	(2,430)	(12,704)	1,706

Interest expense	(8,008)	(8,295)	(16,043)	(16,228)
Foreign exchange (loss) gain	8,836	(1,239)	(8,406)	4,484
Other income, net	(390)	2,069	7,046	3,065
(Loss) income before income taxes	$(2,663)	$(9,895)	$(30,107)	$(6,973)

Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	June 30, 2020	December 31, 2019
Total assets
Agricultural	$430,894	$423,955
Earthmoving/construction	447,867	496,988
Consumer	107,028	123,320
Corporate & Unallocated	45,505	70,044
	$1,031,294	$1,114,307

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

19. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Board of Directors of the Company, Mr. Maurice Taylor. The related party is Mr. Fred Taylor, who is Mr. Maurice Taylor’s brother. The companies with which Mr. Fred Taylor is associated that do business with Titan include the following: Blacksmith OTR, LLC; F.B.T. Enterprises, Inc.; Green Carbon, Inc.; Silverstone, Inc.; and OTR Wheel Engineering, Inc.  Sales of Titan products to these companies were approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2020, respectively, and approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2019, respectively. Titan had trade receivables due from these companies of approximately $0.2 million at June 30, 2020, and approximately $0.1 million at December 31, 2019.  Sales commissions paid to the above companies were approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2020 as compared to $0.3 million and $0.8 million for the three and six months ended June 30, 2019.

20. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at April 1, 2020	$(224,511)	$—	$(24,836)	$(249,347)
Currency translation adjustments	523	—	—	523
Defined benefit pension plans: Amortization of unrecognized losses and prior service cost, net of tax of $230	—	—	40	40
Derivative gain (loss)	—	(198)	—	(198)
Balance at June 30, 2020	$(223,988)	$(198)	$(24,796)	$(248,982)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2020	$(192,507)	$—	$(26,144)	$(218,651)
Currency translation adjustments (1)	(31,481)	—	—	(31,481)
Defined benefit pension plans: Amortization of unrecognized losses and prior service cost, net of tax of $20	—	—	1,348	1,348
Derivative gain (loss)	—	(198)	—	(198)
Balance at June 30, 2020	$(223,988)	$(198)	$(24,796)	$(248,982)

(1) The increase in currency translation adjustments for the six months ended June 30, 2020 was due to foreign currency rate fluctuations and also due to the settlement of certain intercompany loans during the quarter.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

21. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

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

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended June 30, 2020
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$126,992	$286,874	$(127,733)	$286,133
Cost of sales	156	113,292	269,544	(127,733)	255,259
Asset impairment	1,007	—	—	—	1,007
Gross (loss) profit	(1,163)	13,700	17,330	—	29,867
Selling, general and administrative expenses	5,698	2,178	20,565	—	28,441
Research and development expenses	214	761	1,157	—	2,132
Royalty expense	927	774	694	—	2,395
(Loss) income from operations	(8,002)	9,987	(5,086)	—	(3,101)
Interest expense	(7,103)	(9)	(896)	—	(8,008)
Intercompany interest income (expense)	529	528	(1,057)	—	—
Foreign exchange loss	—	(136)	8,972	—	8,836
Other income (expense)	395	(111)	(674)	—	(390)
(Loss) income before income taxes	(14,181)	10,259	1,259	—	(2,663)
Provision for income taxes	(1,447)	79	3,348	—	1,980
Equity in earnings of subsidiaries	8,091	—	6,557	(14,648)	—
Net (loss) income	(4,643)	10,180	4,468	(14,648)	(4,643)
Net loss attributable to noncontrolling interests	—	—	402	—	402
Net (loss) income attributable to Titan	$(4,643)	$10,180	$4,066	$(14,648)	$(5,045)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended June 30, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$111,162	$391,301	$(111,866)	$390,597
Cost of sales	(11)	99,275	364,891	(111,866)	352,289
Gross profit	11	11,887	26,410	—	38,308
Selling, general and administrative expenses	2,030	11,596	22,120	—	35,746
Research and development expenses	228	756	1,560	—	2,544
Royalty expense	401	1,073	974	—	2,448
(Loss) income from operations	(2,648)	(1,538)	1,756	—	(2,430)
Interest expense	(7,243)	—	(1,052)	—	(8,295)
Intercompany interest income (expense)	644	880	(1,524)	—	—
Foreign exchange (loss) gain	16	55	(1,310)	—	(1,239)
Other income (expense)	612	(798)	2,255	—	2,069
(Loss) income before income taxes	(8,619)	(1,401)	125	—	(9,895)
Provision for income taxes	(7,676)	132	4,326	—	(3,218)
Equity in earnings of subsidiaries	(5,734)	—	(205)	5,939	—
Net income (loss)	(6,677)	(1,533)	(4,406)	5,939	(6,677)
Net loss attributable to noncontrolling interests	—	—	(253)	—	(253)
Net income (loss) attributable to Titan	$(6,677)	$(1,533)	$(4,153)	$5,939	$(6,424)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Six Months Ended June 30, 2020
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$286,960	$628,560	$(287,887)	$627,633
Cost of sales	322	258,842	595,659	(287,887)	566,936
Asset impairment	1,007	—	2,579	—	3,586
Gross (loss) profit	(1,329)	28,118	30,322	—	57,111
Selling, general and administrative expenses	11,339	4,144	44,915	—	60,398
Research and development expenses	454	1,470	2,618	—	4,542
Royalty expense	1,493	1,839	1,543	—	4,875
(Loss) income from operations	(14,615)	20,665	(18,754)	—	(12,704)
Interest expense	(14,264)	(15)	(1,764)	—	(16,043)
Intercompany interest income (expense)	1,060	1,179	(2,239)	—	—
Foreign exchange loss	—	(882)	(7,524)	—	(8,406)
Other income (expense)	1,017	(261)	6,290	—	7,046
(Loss) income before income taxes	(26,802)	20,686	(23,991)	—	(30,107)
Provision for income taxes	(1,912)	177	3,770	—	2,035
Equity in earnings of subsidiaries	(7,252)	—	14,070	(6,818)	—
Net (loss) income	(32,142)	20,509	(13,691)	(6,818)	(32,142)
Net loss attributable to noncontrolling interests	—	—	(1,611)	—	(1,611)
Net (loss) income attributable to Titan	$(32,142)	$20,509	$(12,080)	$(6,818)	$(30,531)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Six Months Ended June 30, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$235,943	$801,576	$(236,548)	$800,971
Cost of sales	141	205,791	748,015	(236,548)	717,399
Gross (loss) profit	(141)	30,152	53,561	—	83,572
Selling, general and administrative expenses	3,181	23,204	45,266	—	71,651
Research and development expenses	492	1,585	3,084	—	5,161
Royalty expense	1,064	2,145	1,845	—	5,054
(Loss) income from operations	(4,878)	3,218	3,366	—	1,706
Interest expense	(14,170)	—	(2,058)	—	(16,228)
Intercompany interest income (expense)	1,274	1,890	(3,164)	—	—
Foreign exchange loss	(22)	(4)	4,510	—	4,484
Other income (expense)	943	(1,077)	3,199	—	3,065
(Loss) income before income taxes	(16,853)	4,027	5,853	—	(6,973)
Provision for income taxes	(7,026)	283	5,440	—	(1,303)
Equity in earnings of subsidiaries	4,157	—	531	(4,688)	—
Net (loss) income	(5,670)	3,744	944	(4,688)	(5,670)
Net loss attributable to noncontrolling interests	—	—	(1,224)	—	(1,224)
Net (loss) income attributable to Titan	$(5,670)	$3,744	$2,168	$(4,688)	$(4,446)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Loss For the Three Months Ended June 30, 2020
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(4,643)	$10,180	$4,468	$(14,648)	$(4,643)
Derivative loss	(198)	—	(198)	198	(198)
Currency translation adjustment	1,014	—	1,014	(1,014)	1,014
Pension liability adjustments, net of tax	40	667	(627)	(40)	40
Comprehensive (loss) income	(3,787)	10,847	4,657	(15,504)	(3,787)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	893	—	893
Comprehensive (loss) income attributable to Titan	$(3,787)	$10,847	$3,764	$(15,504)	$(4,680)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Loss For the Three Months Ended June 30, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(6,677)	$(1,533)	$(4,406)	$5,939	$(6,677)
Currency translation adjustment	5,423	—	5,423	(5,423)	5,423
Pension liability adjustments, net of tax	538	753	(215)	(538)	538
Comprehensive (loss) income	(716)	(780)	802	(22)	(716)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	385	—	385
Comprehensive (loss) income attributable to Titan	$(716)	$(780)	$417	$(22)	$(1,101)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Loss For the Six Months Ended June 30, 2020
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(32,142)	$20,509	$(13,691)	$(6,818)	$(32,142)
Derivative loss	(198)	—	(198)	198	(198)
Currency translation adjustment	(32,772)	—	(32,772)	32,772	(32,772)
Pension liability adjustments, net of tax	1,348	1,334	14	(1,348)	1,348
Comprehensive (loss) income	(63,764)	21,843	(46,647)	24,804	(63,764)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(2,902)	—	(2,902)
Comprehensive (loss) income attributable to Titan	$(63,764)	$21,843	$(43,745)	$24,804	$(60,862)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Loss For the Six Months Ended June 30, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(5,670)	$3,744	$944	$(4,688)	$(5,670)
Currency translation adjustment	1,044	—	1,044	(1,044)	1,044
Pension liability adjustments, net of tax	1,004	1,506	(502)	(1,004)	1,004
Comprehensive (loss) income	(3,622)	5,250	1,486	(6,736)	(3,622)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	317	—	317
Comprehensive (loss) income attributable to Titan	$(3,622)	$5,250	$1,169	$(6,736)	$(3,939)

(Amounts in thousands)	Condensed Consolidating Balance Sheets June 30, 2020
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$911	$4	$79,245	$—	$80,160
Accounts receivable, net	—	—	192,410	—	192,410
Inventories	(1,007)	30,040	265,504	—	294,537
Prepaid and other current assets	3,247	16,724	54,123	—	74,094
Total current assets	3,151	46,768	591,282	—	641,201
Property, plant and equipment, net	9,675	86,733	241,238	—	337,646
Investment in subsidiaries	727,559	—	76,936	(804,495)	—
Other assets	2,015	4,863	45,569	—	52,447
Total assets	$742,400	$138,364	$955,025	$(804,495)	$1,031,294
Liabilities and Equity
Short-term debt	$617	$174	$39,993	$—	$40,784
Accounts payable	2,044	20,995	113,763	—	136,802
Other current liabilities	24,387	21,226	75,372	—	120,985
Total current liabilities	27,048	42,395	229,128	—	298,571
Long-term debt	425,576	384	36,280	—	462,240
Other long-term liabilities	1,453	14,583	52,790	—	68,826
Intercompany accounts	71,986	(441,171)	369,185	—	—
Redeemable noncontrolling interest	—	—	25,000	—	25,000
Titan shareholders' equity	216,337	522,173	241,358	(804,495)	175,373
Noncontrolling interests	—	—	1,284	—	1,284
Total liabilities and equity	$742,400	$138,364	$955,025	$(804,495)	$1,031,294

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Balance Sheets December 31, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2,843	$4	$63,952	$—	$66,799
Accounts receivable, net	—	2	185,236	—	185,238
Inventories	—	41,088	292,268	—	333,356
Prepaid and other current assets	3,217	17,352	38,300	—	58,869
Total current assets	6,060	58,446	579,756	—	644,262
Property, plant and equipment, net	10,646	91,734	272,418	—	374,798
Investment in subsidiaries	763,336	—	61,019	(824,355)	—
Other assets	3,405	4,211	87,631	—	95,247
Total assets	$783,447	$154,391	$1,000,824	$(824,355)	$1,114,307
Liabilities and Equity
Short-term debt	$514	$69	$60,670	$—	$61,253
Accounts payable	4,951	18,455	135,241	—	158,647
Other current liabilities	20,912	17,941	68,400	—	107,253
Total current liabilities	26,377	36,465	264,311	—	327,153
Long-term debt	433,242	201	9,906	—	443,349
Other long-term liabilities	5,211	15,242	59,364	—	79,817
Intercompany accounts	42,798	(397,847)	355,049	—	—
Redeemable noncontrolling interest	—	—	25,000	—	25,000
Titan shareholders' equity	275,819	500,330	283,057	(824,355)	234,851
Noncontrolling interests	—	—	4,137	—	4,137
Total liabilities and equity	$783,447	$154,391	$1,000,824	$(824,355)	$1,114,307

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Six Months Ended June 30, 2020
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$6,494	$2,112	$(3,105)	$5,501
Cash flows from investing activities:
Capital expenditures	—	(2,400)	(6,002)	(8,402)
Sale of Wheels India Limited shares	—	—	15,722	15,722
Insurance proceeds	—	—	4,936	4,936
Other, net	191	—	(549)	(358)
Net cash (used for) provided by investing activities	191	(2,400)	14,107	11,898
Cash flows from financing activities:
Proceeds from borrowings	31,264	333	45,201	76,798
Payment on debt	(39,278)	(45)	(34,688)	(74,011)
Dividends paid	(603)	—	—	(603)
Other financing activities	—	—	608	608
Net cash (used for) provided by financing activities	(8,617)	288	11,121	2,792
Effect of exchange rate change on cash	—	—	(6,830)	(6,830)
Net increase (decrease) in cash and cash equivalents	(1,932)	—	15,293	13,361
Cash and cash equivalents, beginning of period	2,843	4	63,952	66,799
Cash and cash equivalents, end of period	$911	$4	$79,245	$80,160

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Six Months Ended June 30, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(16,658)	$4,213	$2,444	$(10,001)
Cash flows from investing activities:
Capital expenditures	(21)	(4,396)	(12,308)	(16,725)
Payment related to redeemable noncontrolling interest agreement	(41,000)	—	—	(41,000)
Other, net	—	182	1,053	1,235
Net cash used for investing activities	(41,021)	(4,214)	(11,255)	(56,490)
Cash flows from financing activities:
Proceeds from borrowings	50,000	—	42,723	92,723
Payment on debt	(9,000)	—	(33,083)	(42,083)
Dividends paid	(599)	—	—	(599)
Net cash provided by financing activities	40,401	—	9,640	50,041
Effect of exchange rate change on cash	—	—	1,131	1,131
Net increase (decrease) in cash and cash equivalents	(17,278)	(1)	1,960	(15,319)
Cash and cash equivalents, beginning of period	23,630	4	58,051	81,685
Cash and cash equivalents, end of period	$6,352	$3	$60,011	$66,366

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

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus ("COVID-19") was reported in Wuhan, China. During March 2020, the World Health Organization declared that COVID-19 is a pandemic. The emergence of COVID-19 and its global spread presents significant risks to the Company, some of which the Company is unable to fully evaluate or even foresee. The COVID-19 pandemic adversely affected the Company’s financial results and business operations for the six months ended June 30, 2020 and economic and health conditions in the United States and across most of the globe have continued to change since then. In some of the countries where the Company has operations and where COVID-19 has been widespread (such as the Company’s European and Latin America locations), the Company’s operations were significantly curtailed during March through May 2020. The Company’s operations have since resumed with additional sanitary and other protective health measures, which have increased operating costs. The Company's operations may not return to historical levels in the near term, depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date and numerous other uncertainties.

The COVID-19 pandemic affected the Company’s operations in the second quarter, and may continue to do so indefinitely thereafter. All of these factors may have far-reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, customer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year.  Management cannot predict the full impact of the COVID-19 pandemic on the economic conditions generally, on the Company’s customers and, ultimately, on the Company. The nature, extent and duration of the effects of the COVID-19 pandemic on the Company are highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements, which are covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. Readers can identify these statements by the fact that they do not relate strictly to historical or current facts. The Company tried to identify forward-looking statements in this quarterly report by using words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could.” These forward-looking statements include, among other items, information concerning:

•	The Company's financial performance;

•	Anticipated trends in the Company’s business;

•	Expectations with respect to the end-user markets into which the Company sells its products (including agricultural equipment, earthmoving/construction equipment, and consumer products);

•	Future expenditures for capital projects;

•	The Company’s ability to continue to control costs and maintain quality;

•	The Company's ability to meet conditions of loan agreements, indentures and other financing documents;

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

•	The Company’s business strategies, including its intention to introduce new products;

•	Expectations concerning the performance and success of the Company’s existing and new products; and

•	The Company’s intention to consider and pursue acquisition and divestiture opportunities.
Readers of this Form 10-Q should understand that these forward-looking statements are based on the Company’s current expectations and assumptions about future events and are subject to a number of risks, uncertainties, and changes in circumstances that are difficult to predict, including, but not limited to, the factors discussed in Part I, Item 1A, Risk Factors, of the 2019 Form 10-K and Part II, Item 1A, Risk Factors, of this quarterly report on Form 10-Q, certain of which are beyond the Company’s control.

Actual results could differ materially from these forward-looking statements as a result of certain factors, including:

•	The effect of the COVID-19 pandemic on our operations and financial performance;

•	The effect of a recession on the Company and its customers and suppliers;

•	Changes in the Company’s end-user markets into which the Company sells its products as a result of world economic or regulatory influences or otherwise;

•	Changes in the marketplace, including new products and pricing changes by the Company’s competitors;

•	The Company's ability to maintain satisfactory labor relations;

•	Unfavorable outcomes of legal proceedings;

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

MARKET CONDITIONS AND OUTLOOK

COVID-19 IMPACT ON OUTLOOK
As a result of the global COVID-19 pandemic, the Company curtailed and suspended operations in certain geographies in which we conduct business. As COVID-19 progressed globally, the impact was felt initially in China with the government mandated lock-down and curtailment of operations from late January through February 2020. The impact continued in Europe through travel restrictions, social distancing, mandatory stay-at-home orders and sanitization of our facilities. Due to these restrictions as well as the impact COVID-19 had on our critical customers, we had loss of production in the last week of the first quarter, which continued through the second quarter of 2020. The impact in South America occurred during the latter part of March and continued through the second quarter of 2020 due to similar restrictions in place as Europe.  Since May 2020, operations have resumed in our international locations with increased sanitization of our facilities and enhanced health safety measures including social distancing, temperature screenings and COVID-19 testing. Within North America, except for brief shutdowns to prepare our facilities as recommended by the Centers for Disease Control and Prevention, World Health Organization and the government, we have remained operational, following social distancing and sanitization protocols. Our Australian and Russian operations have experienced a lessor impact than the other geographies other than enhanced sanitization of our facilities. The outlook for the remainder of 2020 remains uncertain and will be predicated upon the ability to contain COVID-19 globally and for the markets and customers in which we serve return to normal operating levels in the geographies in which conduct business.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

AGRICULTURAL MARKET OUTLOOK
Agriculture-related commodity prices remain low as a result of ongoing tariffs and trade concerns. For the balance of 2020, market conditions across the globe remain uncertain due to the ongoing effects of the COVID-19 pandemic, volatility created by supply dislocation in certain markets, and uneven demand in select market geographies and sectors. Major OEMs are pulling back production, affecting demand for our products in the near-term. In addition, many of our customers are not forecasting significantly into the future, awaiting more certainty as to stability in the market. Demand in the aftermarket has stabilized through the second quarter of 2020 and the outlook for the remainder of the year will depend on the continued stabilization of market conditions including normalized supply and demand levels in light of the COVID-19 pandemic. Small agriculture equipment sales are rebounding somewhat faster than the large agriculture equipment sales, notwithstanding the average age of equipment has increased over the last several years. Many more variables, including weather, volatility in the price of commodities, grain prices, export markets, foreign currency exchange rates, government policies, subsidies, and the demand for used equipment can greatly affect the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction market is continuing to experience declines in 2020 due in large part to global economic uncertainty and has been hampered further by the impact of COVID-19. Demand for larger construction equipment used for highways and infrastructure began to tighten in 2019. Mining industry equipment demand also began to soften within certain regions in the second half of 2019. Construction is mainly driven by GDP by country and the need for infrastructure developments. The market outlook for the second half of the year remains relatively uncertain and will depend on the pace of improvement to global economic conditions including the return to normalized supply and demand levels in light of the COVID-19 pandemic. Mining is primarily driven by both the demand for and pricing of commodities. Demand for Titan's products in the mining industry for the remainder of 2020 is expected to be generally down somewhat compared to 2019, as markets remain clouded from the impact of the COVID-19 pandemic. The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers, in addition to the impact of COVID-19.

CONSUMER MARKET OUTLOOK
The consumer market consists of several distinct product lines within different regions. These products include light truck tires, turf equipment, specialty products, and train brakes. Overall, the Company expects the markets to remain highly uncertain through the remainder of 2020, and sales will likely continue to be suppressed relative to the prior year, similar to the first half of 2020. The consumer segment is affected by many variables including consumer spending, interest rates, government policies, and other macroeconomic drivers.

RESULTS OF OPERATIONS

Titan International, Inc.	Three months ended			Six months ended
(amounts in thousands)	June 30,			June 30,
	2020	2019	% Increase/(Decrease)	2020	2019	% Increase/(Decrease)
Net sales	$286,133	$390,597	(26.7)%	$627,633	$800,971	(21.6)%
Gross profit	29,867	38,308	(22.0)%	57,111	83,572	(31.7)%
Gross profit %	10.4%	9.8%		9.1%	10.4%
Selling, general and administrative expenses	28,441	35,746	(20.4)%	60,398	71,651	(15.7)%
Research and development expenses	2,132	2,544	(16.2)%	4,542	5,161	(12.0)%
Royalty expense	2,395	2,448	(2.2)%	4,875	5,054	(3.5)%
(Loss) income from operations	(3,101)	(2,430)	27.6%	(12,704)	1,706	(844.7)%

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Net Sales
Net sales for the three months ended June 30, 2020 were $286.1 million, compared to $390.6 million in the comparable period of 2019, a decrease of 26.7% driven by sales decreases in all segments. Overall net sales volume was down 24.0% from the comparable prior year quarter, due primarily to challenges in the earthmoving/construction market as a result of a slowdown of the global construction market, particularly in Europe. Approximately $31 million in reduced sales, in comparison to the same period of 2019, was attributable to plant closures and disruptive markets in Europe, Asia and Latin America resulting from the COVID-19 pandemic. Global trade issues, as well as the impact of COVID-19, were contributing factors in the sales decrease in the Agriculture market, which resulted in lower volume from OEM customers. Unfavorable currency translation negatively impacted net sales by 5.1%. Favorable price/mix partially offset these declines and contributed to a 2.4% increase in net sales.

Net sales for the six months ended June 30, 2020 were $627.6 million, compared to $801.0 million in the comparable period of 2019, a decrease of 21.6% driven by sales decreases in all segments. Overall net sales volume was down 18.1% from the comparable period in the prior year, due primarily to the aforementioned economic factors. The overall net sales volume was also impacted by approximately $45 million in reduced sales in comparison to the same period of 2019 due to COVID-19 related plant closures in Europe, Asia and Latin America. Unfavorable currency translation negatively impacted net sales by 4.1%. Favorable price/mix partially offset these declines and contributed to a 0.6% increase in net sales.

Gross Profit
Gross profit for the three months ended June 30, 2020 was $29.9 million, or 10.4% of net sales, down $8.4 million compared to $38.3 million, or 9.8% of net sales, for the three months ended June 30, 2019. The decrease in gross profit was driven by the impact of lower sales volume across most geographic regions. The decrease in gross profit was also impacted by a $1.0 million reserve for impairment of inventory for the closure of our Saltville, Virginia wheel operations. The unfavorable gross profit impact from the COVID-19 pandemic mentioned above was approximately $7 million. The increase in gross profit as a percentage of sales for the quarter ended June 30, 2020 as compared to the comparable period in 2019 was primarily due to strong initiatives to reduce labor and overhead costs across global production facilities. In addition, raw material prices are down relative to the prior year.

Gross profit for the six months ended June 30, 2020 was $57.1 million or 9.1% of net sales, down $26.5 million compared to $83.6 million, or 10.4% of net sales, for the six months ended June 30, 2019. The decrease in gross profit was driven by the impact of lower sales volume across most geographic regions. The decrease in gross profit was also impacted by the aforementioned factors experienced in the second quarter. The unfavorable gross margin impact from the COVID-19 pandemic mentioned above was approximately $11 million.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the three months ended June 30, 2020 were $28.4 million, or 9.9% of net sales, compared to $35.7 million, or 9.2% of net sales, for the three months ended June 30, 2019.  The decrease in SG&A was driven primarily by lower professional fees related to investments in information technology for ongoing stabilization of an enterprise resource planning (ERP) software implementation within North America during 2019, lower payroll related costs, lower marketing costs and reduced travel expenses, resulting from company-wide initiatives to lower costs.

SG&A expenses for the six months ended June 30, 2020 were $60.4 million, or 9.6% of net sales, compared to $71.7 million, or 8.9% of net sales, for the six months ended June 30, 2019. The decrease in SG&A was also primarily due to lower professional fees related to investments in information technology related to ongoing stabilization of an enterprise resource planning (ERP) software implementation within North America during 2019, as well as, lower payroll related costs, lower marketing costs, and reduced travel expenses, again, resulting from company-wide initiatives to lower costs.

Research and Development Expenses
Research and development (R&D) expenses for the three months ended June 30, 2020 were $2.1 million, or 0.7% of net sales, compared to $2.5 million, or 0.7% of net sales, for the comparable period in 2019. R&D expenses for the six months ended June 30, 2020 were $4.5 million, or 0.7% of net sales, compared to $5.2 million, or 0.6% of net sales, for the comparable period in 2019. R&D spending reflects initiatives to improve product designs and an ongoing focus on quality. The decrease in R&D expenses for both the quarter and the six months ended June 30, 2020 as compared to the same periods in 2019 were due to lower payroll related costs and other professional fees, as a result of management initiatives to decrease costs to manage through the downturn in sales.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries.

Royalty expenses for the three months ended June 30, 2020 were $2.4 million, or 0.8% of net sales, compared to $2.4 million, or 0.6% of net sales, for the three months ended June 30, 2019. Royalty expenses for the six months ended June 30, 2020 were $4.9 million, or 0.8% of net sales, compared to $5.1 million, or 0.6% of net sales, for the six months ended June 30, 2019.

(Loss) Income from Operations
Loss from operations for the second quarter of 2020 was $3.1 million, compared to loss from operations of $2.4 million for the second quarter of 2019.  Loss from operations for the six months ended June 30, 2020 was $12.7 million, compared to income from operations of $1.7 million for the six months ended June 30, 2019. Changes in (loss) income from operations for the quarter and six months ended June 30, 2020 as compared to the same periods in 2019 were primarily driven by lower net sales and the net result of the items previously discussed.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense was $8.0 million and $8.3 million for the three months ended June 30, 2020 and 2019, respectively, and $16.0 million and $16.2 million for the six months ended June 30, 2020 and 2019. Interest expense remained comparable due to similar levels of long-term debt in the respective periods.

Foreign Exchange Gain (Loss)
Foreign exchange gain was $8.8 million for the three months ended June 30, 2020, compared to a loss of $1.2 million for the three months ended June 30, 2019. Foreign exchange loss was $8.4 million for the six months ended June 30, 2020, compared to a gain of $4.5 million for the six months ended June 30, 2019. Foreign currency exchange gain or loss is the result of the significant movements in foreign currency exchange rates in many of the geographies in which we conduct business and translation of intercompany loans at certain foreign subsidiaries, which are denominated in local currencies rather than the reporting currency, which is the United States dollar. Since such loans are expected to be settled at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates. During the first quarter of 2020, we settled a number of intercompany loans as part of an ongoing loan restructuring initiative with a resulting foreign exchange loss, which is reflected in the total foreign exchange loss recognized for the first six months of 2020.

Other (Loss) Income
Other loss was $0.4 million for the three months ended June 30, 2020, as compared to other income of $2.1 million in the comparable quarter of 2019.  The decrease in other income for the three months ended June 30, 2020, as compared to the same period in 2019 was primarily attributable to a $2.0 million loss on the sale of remaining shares of our investment in Wheels India Limited in June 2020.

Other income was $7.0 million for the six months ended June 30, 2020, as compared to $3.1 million in the comparable period of 2019. The increase in other income for the six months ended June 30, 2020 as compared to the same period in 2019 was primarily attributable to proceeds of $4.9 million related to a property insurance settlement at Titan Tire Reclamation Corporation (TTRC) and a $1.3 million gain on the sale of shares of our investment in Wheels India Limited during February 2020 offset by a $2.0 million loss on the sale of remaining shares of our investment in Wheels India Limited in June 2020.

Provision (Benefit) for Income Taxes
The Company recorded income tax expense of $2.0 million and income tax benefit of $3.2 million for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded income tax expense of $2.0 million and income tax benefit of $1.3 million, respectively. The Company's effective income tax rate was (74)% and 33% for the three months ended June 30, 2020 and 2019, respectively, and (7)% and 19% for the six months ended June 30, 2020 and 2019, respectively.

The Company’s 2020 and 2019 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

full valuation allowance on deferred tax assets created by current year projected losses and partially offset by a reduction of the liability for unrecognized tax positions. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the six months ended June 30, 2020 and 2019.

Net Loss and Loss per Share
Net loss for the second quarter of 2020 was $4.6 million, compared to net loss of $6.7 million in the comparable quarter of 2019. For the quarters ended June 30, 2020 and 2019, basic and diluted loss per share were $(0.08) and $(0.12), respectively. The Company's net loss and loss per share were due to the items previously discussed.

Net loss for the six months ended June 30, 2020 was $32.1 million, compared to net loss of $5.7 million in the comparable period of 2019. For the six months ended June 30, 2020 and 2019, basic and diluted loss per share was $(0.50) and$(0.10), respectively. The Company's net loss and loss per share were due to the items previously discussed.

SEGMENT INFORMATION

Segment Summary (amounts in thousands):

Three months ended June 30, 2020	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$147,267	$112,457	$26,409	$—	$286,133
Gross profit	15,613	11,614	2,640	—	29,867
Income (loss) from operations	6,992	(1,902)	1,425	(9,616)	(3,101)
Three months ended June 30, 2019
Net sales	$164,284	$184,782	$41,531	$—	$390,597
Gross profit	14,247	19,701	4,360	—	38,308
Income (loss) from operations	4,365	5,697	1,228	(13,720)	(2,430)

Six months ended June 30, 2020	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$320,206	$249,379	$58,048	$—	$627,633
Gross profit	29,640	22,368	5,103	—	57,111
Income (loss) from operations	2,298	(8,897)	1,131	(7,236)	(12,704)
Six months ended June 30, 2019
Net sales	$356,014	$361,527	$83,430	$—	$800,971
Gross profit	36,372	37,871	9,329	—	83,572
Income (loss) from operations	18,293	11,225	3,349	(31,161)	1,706

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended			Six months ended
	June 30,			June 30,
	2020	2019	% Increase/(Decrease)	2020	2019	% Increase/(Decrease)
Net sales	$147,267	$164,284	(10.4)%	$320,206	$356,014	(10.1)%
Gross profit	15,613	14,247	9.6%	29,640	36,372	(18.5)%
Income from operations	6,992	4,365	60.2%	2,298	18,293	(87.4)%

Net sales in the agricultural segment were $147.3 million for the three months ended June 30, 2020, as compared to $164.3 million for the comparable period in 2019, a decrease of 10.4%. Lower sales volume in North America, Europe and Latin America contributed 8.4% of this decrease while unfavorable currency translation, primarily in Latin America, Europe and Russia, decreased net sales by 6.8%. Favorable price/mix increased net sales by 4.9%. Lower sales volumes were primarily caused by continued weakness in the commodity markets and the effect of the COVID-19 pandemic which continues to cause significant uncertainty for customers in most geographies, most notably OEM customers.

Gross profit in the agricultural segment was $15.6 million for the three months ended June 30, 2020, as compared to $14.2 million in the comparable quarter of 2019.  The increase in gross profit is primarily attributable to production efficiencies from company-wide cost reduction initiatives and lower raw material costs.

Income from operations in Titan's agricultural segment was $7.0 million for the three months ended June 30, 2020, as compared to $4.4 million for the three months ended June 30, 2019. The overall increase in income from operations is attributable to higher gross profit and overall cost reduction initiatives.

Net sales in the agricultural segment were $320.2 million for the six months ended June 30, 2020, as compared to $356.0 million for the comparable period in 2019, a decrease of 10.1%. Lower sales volume in North America, Europe and Latin America contributed 4.8% of this decrease while unfavorable currency translation, primarily in Latin America, Europe and Russia, decreased net sales by 4.9%. Unfavorable price/mix further decreased net sales by 0.3%. Lower sales volumes were primarily caused by continued weakness in the commodity markets and the effect of the COVID-19 pandemic which continues to cause significant uncertainty for customers in most geographies, most notably OEM customers.

Gross profit in the agricultural segment was $29.6 million for the six months ended June 30, 2020, as compared to $36.4 million in the comparable quarter of 2019.  The decrease in gross profit is primarily attributable to the impact of lower sales volume and unfavorable foreign currency translation.

Income from operations in Titan's agricultural segment was $2.3 million for the six months ended June 30, 2020, as compared to $18.3 million for the six months ended June 30, 2019.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended			Six months ended
	June 30,			June 30,
	2020	2019	% Increase/(Decrease)	2020	2019	% Increase/(Decrease)
Net sales	$112,457	$184,782	(39.1)%	$249,379	$361,527	(31.0)%
Gross profit	11,614	19,701	(41.0)%	22,368	37,871	(40.9)%
(Loss) income from operations	(1,902)	5,697	(133.4)%	(8,897)	11,225	(179.3)%

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company's earthmoving/construction segment net sales were $112.5 million for the three months ended June 30, 2020, as compared to $184.8 million in the comparable quarter of 2019, a decrease of 39.1%. The decrease in earthmoving/construction sales was driven by decreased volume, which negatively impacted net sales by 37.5%. This decrease was primarily due to a tightening within the construction market in our undercarriage business in all geographies. The direct impact of COVID-19 accounted for approximately $26 million of the sales decrease due to plant shutdowns and market disruptions in Europe, Asia and Latin America. Unfavorable currency translation across most non-US geographies decreased net sales by 3.1% but was partially offset by favorable price mix, which increased net sales by 1.5%.

Gross profit in the earthmoving/construction segment was $11.6 million for the three months ended June 30, 2020, as compared to $19.7 million for the three months ended June 30, 2019. The decrease in gross profit was primarily driven by the lower sales volume, which created certain production inefficiencies, the impact of COVID-19 and unfavorable foreign currency translation. The Company's earthmoving/construction segment loss from operations was $1.9 million for the three months ended June 30, 2020, as compared to income of $5.7 million for the three months ended June 30, 2019.

The Company's earthmoving/construction segment net sales were $249.4 million for the six months ended June 30, 2020, as compared to $361.5 million for the six months ended June 30, 2019, a decrease of 31.0%. The decrease in earthmoving/construction sales was driven by decreased volume, which negatively impacted net sales by 30.4%. This decrease was primarily due to a tightening within the construction market in all geographies, especially in our undercarriage business. The direct impact of COVID-19 accounted for approximately $40 million of the sales decrease due to plant shutdowns and market disruptions in Europe, Asia and Latin America. Unfavorable currency translation across most non-US geographies decreased net sales by 2.7% but was partially offset by favorable price mix, which increased net sales by 2.1%.

Gross profit in the earthmoving/construction segment was $22.4 million for the six months ended June 30, 2020, as compared to $37.9 million for the six months ended June 30, 2019. The decrease in gross profit was primarily driven by the lower sales volume, which created certain production inefficiencies, the impact of COVID-19 and unfavorable foreign currency translation. The Company's earthmoving/construction segment loss from operations was $8.9 million for the six months ended June 30, 2020, as compared to income of $11.2 million for the six months ended June 30, 2019.

Consumer Segment Results
Consumer segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended			Six months ended
	June 30,			June 30,
	2020	2019	% Increase/(Decrease)	2020	2019	% Increase/(Decrease)
Net sales	$26,409	$41,531	(36.4)%	$58,048	$83,430	(30.4)%
Gross profit	2,640	4,360	(39.4)%	5,103	9,329	(45.3)%
Income from operations	1,425	1,228	16.0%	1,131	3,349	(66.2)%

Consumer segment net sales were $26.4 million for the three months ended June 30, 2020, as compared to $41.5 million for the three months ended June 30, 2019, a decrease of approximately 36.4%. This decrease was driven by lower sales volume, especially in North America, Latin America and Australia, which negatively impacted net sales by 25.7%; unfavorable currency translation, primarily in Latin America and unfavorable price mix, which decreased net sales by 6.9% and 3.8%, respectively. The decline in Latin America continued to be driven by lower demand for light utility truck tires and the impact of COVID-19.

Gross profit from the consumer segment was $2.6 million for the three months ended June 30, 2020, as compared to $4.4 million for the three months ended June 30, 2019 due primarily to lower sales in the light utility truck markets. Consumer segment income from operations was $1.4 million for the three months ended June 30, 2020, as compared to income of $1.2 million for the three months ended June 30, 2019.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Consumer segment net sales were $58.0 million for the six months ended June 30, 2020, as compared to $83.4 million for the six months ended June 30, 2019, a decrease of approximately 30.4%. This decrease was driven by lower sales volume, especially in North America, Latin America and Australia, which negatively impacted net sales by 21.9%; unfavorable currency translation, primarily in Latin America and unfavorable price mix, which decreased net sales by 6.1% and 2.4%, respectively. The decline in Latin America continued to be driven by lower demand for light utility truck tires and the impact of COVID-19, while declines in other geographies related to a shift in focus to agriculture and earthmoving/construction products.

Gross profit from the consumer segment was $5.1 million for the six months ended June 30, 2020, as compared to $9.3 million for the six months ended June 30, 2019 due primarily to lower sales in the light utility truck markets. Consumer segment income from operations was $1.1 million for the six months ended June 30, 2020, as compared to income of $3.3 million for the six months ended June 30, 2019.

Corporate & Unallocated Expenses
Income from operations on a segment basis did not include unallocated loss of $9.6 million for the three months ended June 30, 2020, and $7.2 million for the six months ended June 30, 2020, as compared to $13.7 million for the three months ended June 30, 2019 and $31.2 million for the six months ended June 30, 2019. The year over year difference is related to a refinement of the allocation process, which enabled the Company to identify previously unallocated expenses that belonged in the other segments.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of June 30, 2020, the Company had $80.2 million of cash, an increase of $13.4 million from December 31, 2019, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Six months ended June 30,
	2020	2019	Change
Net loss	(32,142)	(5,670)	$(26,472)
Depreciation and amortization	27,119	27,809	(690)
Deferred income tax provision	(2,111)	156	(2,267)
Foreign currency translation (gain) loss	8,122	(1,789)	9,911
Accounts receivable	(22,383)	(27,193)	4,810
Inventories	23,051	14,258	8,793
Prepaid and other current assets	(2,491)	(1,763)	(728)
Accounts payable	(11,568)	(3,863)	(7,705)
Other current liabilities	19,180	(6,949)	26,129
Other liabilities	(3,159)	(7,316)	4,157
Other operating activities	1,883	2,319	(436)
Cash provided by (used for) operating activities	$5,501	$(10,001)	$15,502

In the first six months of 2020, operating activities provided $5.5 million of cash primarily due to reduction of inventories by $23.1 million and increase in other current liabilities by $19.2 million. Cash flows provided by operating activities were negatively impacted by increases in accounts receivable of $22.4 million and decrease in accounts payable of $11.6 million. Included in the net loss of $32.1 million were non-cash charges for depreciation and amortization of $27.1 million, foreign currency translation loss of $8.1 million, $4.9 million property insurance settlement, $3.6 million asset impairment, and a $0.7 million loss on the sale of shares of Wheels India Limited.

Operating cash flows increased $15.5 million when comparing the first six months of 2020 to the comparable period in 2019. Net income in the first six months of 2020 decreased $26.5 million from income in the first six months of 2019. When comparing the first six months of 2020 to the comparable period in 2019, cash flows from operating activities increased due to favorable comparability of inventories, accounts receivable and other current liabilities by $8.8 million, $4.8 million and $26.1 million, respectively.

Summary of the components of cash conversion cycle:

	June 30,	December 31,	June 30,
	2020	2019	2019
Days sales outstanding	61	56	63
Days inventory outstanding	111	111	105
Days payable outstanding	(51)	(53)	(57)
Cash conversion cycle	121	114	111

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Six months ended June 30,
	2020	2019	Change
Capital expenditures	$(8,402)	$(16,725)	$8,323
Payments related to redeemable noncontrolling interest	—	(41,000)	41,000
Sale of Wheels India Limited shares	15,722	—	15,722
Other investing activities	4,578	1,235	3,343
Cash provided by (used for) investing activities	$11,898	$(56,490)	$68,388

Net cash provided by investing activities was $11.9 million in the first six months of 2020, as compared to net cash used of $56.5 million in the first six months of 2019. Other investing activities for the six months ended June 30, 2020 includes $4.9 million from the proceeds of a property insurance settlement. The Company made payments of $41.0 million related to satisfaction of obligations relating to the settlement put option under the Shareholders’ Agreement in the first six months of 2019. The Company invested a total of $8.4 million in capital expenditures in the first six months of 2020, compared to $16.7 million in the comparable period of 2019. Capital expenditures during the first six months of 2020 and 2019 represent critical equipment replacement and improvements, along with new tools, dies and molds related to new product development. The overall capital outlay for 2020 is being suppressed as a direct response to cash preservation activities as a result of COVID-19 impacts on the business.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Six months ended June 30,
	2020	2019	Change
Proceeds from borrowings	$76,798	$92,723	$(15,925)
Payment on debt	(74,011)	(42,083)	(31,928)
Dividends paid	(603)	(599)	(4)
Other financing activities	608	—	608
Cash provided by financing activities	$2,792	$50,041	$(47,249)

In the first six months of 2020, $2.8 million of cash was provided by financing activities. Proceeds from borrowings provided $76.8 million, which was offset by payments on debt of $74.0 million. Repayment of the domestic revolving crediting facility occurred during the first six months of 2020 reducing the outstanding balance from $36.0 million at December 31, 2019 to $28.0 million at June 30, 2020. In the first six months of 2019, $50.0 million of cash was provided by financing activities. This cash was primarily provided through debt financing, with borrowing providing $92.7 million, offset by payments on debt of $42.1 million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Debt Restrictions
The Company’s revolving credit facility (credit facility) and indenture relating to the 6.50% senior secured notes due 2023 contain various restrictions, including:

•
When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($12.5 million as of June 30, 2020), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);

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

Liquidity Outlook
At June 30, 2020, the Company had $80.2 million of cash and cash equivalents. At June 30, 2020, under the Company's $125 million credit facility, there were $28 million in borrowings, $19.7 million in outstanding letters of credit, and the amount available totaled $37.9 million. Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. The cash and cash equivalents balance of $80.2 million included $76.5 million held in foreign countries.

We have taken measures to limit our capital expenditures for the remainder of 2020 and are expecting forecasted full year capital expenditures to be approximately $20 million. Cash payments for interest are currently forecasted to be approximately $15 million for the remainder of 2020 based on June 30, 2020 debt balances. The forecasted interest payments are comprised primarily of the semi-annual payment of approximately $13 million (paid in May and November) for the 6.50% senior secured notes.

Cash and cash equivalents, totaling $80.2 million at June 30, 2020, along with anticipated internal cash flows from operations and utilization of remaining available credit facilities, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures. Potential divestitures and unencumbered assets are also a means to provide for future liquidity needs.

Titan has taken actions to obtain additional financial flexibility and credit capabilities from our banking partners and other sources throughout our global operations over the course of the first half of 2020. Additionally, we are focused on reducing discretionary spending and improving profitability through various measures, which include working capital improvements and monetization of non-core assets. During the quarter ended June 30, 2020 and continuing into the third quarter of 2020, we are experiencing business disruption due to the impact of COVID-19; however, we do not anticipate that this impact will cause the Company to violate any financial covenants with respect to its debt agreements. In addition, as a result of the measures that are currently being undertaken by management, the Company does not anticipate any significant liquidity constraints during the foreseeable future.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes in the Company’s Critical Accounting Estimates since the filing of the 2019 Form 10-K. As discussed in the 2019 Form 10-K, the preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates, assumptions, and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates and assumptions.  Refer to Note 1. Basis of Presentation and Significant Accounting Policies in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of the Company’s updated accounting policies.

TITAN INTERNATIONAL, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A - Quantitative and Qualitative Disclosures About Market Risk included in the 2019 Form 10-K. There have been no material changes in this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TITAN INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject, from time to time, to certain legal proceedings and claims arising out of the normal course of its business, which cover a wide range of matters, including environmental issues, product liability, contracts, and labor and employment matters. See Note 17. Litigation in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion, which is incorporated herein by reference.

Item 1A. Risk Factors

Except for the additional risk factor set forth below, there have been no material changes from the risk factors disclosed in Item 1A. Risk Factors to the 2019 Form 10-K.

The COVID-19 pandemic has adversely impacted, and will likely continue to adversely affect, the Company's business, operating results and financial condition.

COVID-19 has spread to the majority of the countries in which we operate. This has significantly impacted our workforce and our operations, including as a result of government mandates in certain countries to work from home to minimize the spread of the virus. The Company’s operations were significantly curtailed in March 2020 and the second quarter of 2020 and may continue to be curtailed until the widespread outbreak is contained. COVID-19 has had a significant impact on our ability to conduct business and has affected the Company's operational and financial performance. We have experienced and expect to continue to experience unpredictable disruption in the demand for our products in our end-markets.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	August 5, 2020	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID A. MARTIN
David A. Martin
SVP and Chief Financial Officer
(Principal Financial Officer)