Form 10-Q
period 2020-09-30
TITAN INTERNATIONAL INC
filed 2020-11-05
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2020
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

Indicate the number of shares of Titan International, Inc. outstanding: 61,376,981 shares of common stock, $0.0001 par value, as of October 31, 2020.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Net sales	$304,772	$345,905	$932,405	$1,146,876
Cost of sales	273,455	318,805	840,391	1,036,204
Asset impairment	—	—	3,586	—
Gross profit	31,317	27,100	88,428	110,672
Selling, general and administrative expenses	33,451	34,954	93,849	106,605
Research and development expenses	2,240	2,309	6,782	7,470
Royalty expense	2,434	2,453	7,309	7,507
Loss from operations	(6,808)	(12,616)	(19,512)	(10,910)
Interest expense	(7,251)	(8,164)	(23,076)	(23,751)
Foreign exchange (loss) gain	(1,336)	(2,266)	(9,742)	2,218
Other income	2,283	5,066	9,111	7,490
Loss before income taxes	(13,112)	(17,980)	(43,219)	(24,953)
Provision for income taxes	342	2,064	2,377	761
Net loss	(13,454)	(20,044)	(45,596)	(25,714)
Net loss attributable to noncontrolling interests	(811)	(900)	(2,422)	(2,124)
Net loss attributable to Titan	(12,643)	(19,144)	(43,174)	(23,590)
Redemption value adjustment	—	(491)	—	(1,928)
Net loss applicable to common shareholders	$(12,643)	$(19,635)	$(43,174)	$(25,518)

Loss per common share:
Basic	$(0.21)	$(0.33)	$(0.71)	$(0.43)
Diluted	$(0.21)	$(0.33)	$(0.71)	$(0.43)
Average common shares and equivalents outstanding:
Basic	60,926	60,161	60,630	60,037
Diluted	60,926	60,161	60,630	60,037

Dividends declared per common share:	$—	$0.005	$0.005	$0.015

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(All amounts in thousands)

	Three months ended
	September 30,
	2020	2019
Net loss	$(13,454)	$(20,044)
Derivative loss	(17)	—
Currency translation adjustment	4,275	(20,324)
Pension liability adjustments, net of tax of $45 and $79, respectively	575	590
Comprehensive loss	(8,621)	(39,778)
Net comprehensive loss attributable to redeemable and noncontrolling interests	(1,912)	(1,213)
Comprehensive loss attributable to Titan	$(6,709)	$(38,565)

	Nine months ended
	September 30,
	2020	2019
Net loss	$(45,596)	$(25,714)
Derivative loss	(215)	—
Currency translation adjustment	(28,498)	(19,280)
Pension liability adjustments, net of tax of $65 and $311, respectively	1,923	1,594
Comprehensive loss	(72,386)	(43,400)
Net comprehensive loss attributable to redeemable and noncontrolling interests	(4,814)	(897)
Comprehensive loss attributable to Titan	$(67,572)	$(42,503)

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	September 30, 2020	December 31, 2019

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$98,772	$66,799
Accounts receivable, net	192,764	185,238
Inventories	284,231	333,356
Assets held for sale	6,640	7,203
Prepaid and other current assets	56,008	58,869
Total current assets	638,415	651,465
Property, plant and equipment, net	324,959	367,595
Operating lease assets	21,936	23,914
Deferred income taxes	1,040	2,331
Other assets	29,997	69,002
Total assets	$1,016,347	$1,114,307

Liabilities
Current liabilities
Short-term debt	$32,641	$61,253
Accounts payable	150,879	158,647
Other current liabilities	131,734	107,253
Total current liabilities	315,254	327,153
Long-term debt	431,789	438,469
Deferred income taxes	1,774	6,672
Other long-term liabilities	73,320	78,025
Total liabilities	822,137	850,319

Redeemable noncontrolling interest	25,000	25,000

Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 61,353,590 issued at September 30, 2020 and 60,710,983 at December 31, 2019)	—	—
Additional paid-in capital	531,895	532,070
Retained deficit	(117,810)	(74,334)
Treasury stock (at cost, 89,612 and 427,771 shares, respectively)	(1,199)	(4,234)
Accumulated other comprehensive loss	(243,048)	(218,651)
Total Titan shareholders’ equity	169,838	234,851
Noncontrolling interests	(628)	4,137
Total equity	169,210	238,988
Total liabilities and equity	$1,016,347	$1,114,307
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

* Net income (loss) excludes $(334), $(265) and $(220) of net loss attributable to redeemable noncontrolling interest for the three months ended March 31, 2019, June 30, 2019 and September 30, 2019, respectively. Currency translation adjustment excludes $428, $321 and $(66) of currency translation related to redeemable noncontrolling interest for the three months ended March 31, 2019, June 30, 2019 and September 30, 2019, respectively.

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2020	60,283,212	$532,070	$(74,334)	$(4,234)	$(218,651)	$234,851	$4,137	$238,988
Net loss			(25,486)			(25,486)	(2,013)	(27,499)
Currency translation adjustment, net					(32,004)	(32,004)	(1,782)	(33,786)
Pension liability adjustments, net of tax					1,308	1,308		1,308
Dividends declared			(302)			(302)		(302)
Stock-based compensation	2,500	468		22		490		490
VIE deconsolidation						—	(559)	(559)
Issuance of stock under 401(k) plan	76,280	282				282		282
Balance March 31, 2020	60,361,992	$532,820	$(100,122)	$(4,212)	$(249,347)	$179,139	$(217)	$178,922
Net (loss) income			(5,045)			(5,045)	402	(4,643)
Currency translation adjustment, net					523	523	491	1,014
Pension liability adjustments, net of tax					40	40		40
Unrealized loss on investment					(198)	(198)		(198)
Stock-based compensation	2,500	559		22		581		581
Noncontrolling interest contributions						—	608	608
Issuance of treasury stock under 401(k) plan	237,802	(1,802)		2,135		333		333
Balance June 30, 2020	60,602,294	$531,577	$(105,167)	$(2,055)	$(248,982)	$175,373	$1,284	$176,657
Net loss			(12,643)			(12,643)	(811)	(13,454)
Currency translation adjustment, net					5,376	5,376	(1,101)	4,275
Pension liability adjustments, net of tax					575	575		575
Unrealized loss on investment					(17)	(17)		(17)
Stock-based compensation	435,558	8		856		864		864
Issuance of common stock under 401(k) plan	226,126	310				310		310
Balance September 30, 2020	61,263,978	$531,895	$(117,810)	$(1,199)	$(243,048)	$169,838	$(628)	$169,210

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2020	2019
Net loss	$(45,596)	(25,714)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,376	41,347
Asset impairment	3,586	—
Deferred income tax provision	(3,616)	(738)
Loss (gain) on sale of Wheels India Limited shares	703	(4,695)
Gain on property insurance settlement	(4,936)	—
Stock-based compensation	1,931	959
Issuance of stock under 401(k) plan	925	767
Foreign currency translation loss (gain)	9,812	(2,327)
(Increase) decrease in assets:
Accounts receivable	(22,909)	16,124
Inventories	36,664	36,920
Prepaid and other current assets	(1,133)	(3,073)
Other assets	1,198	(1,110)
Increase (decrease) in liabilities:
Accounts payable	2,351	(24,998)
Other current liabilities	28,753	3,634
Other liabilities	(678)	(5,884)
Net cash provided by operating activities	47,431	31,212
Cash flows from investing activities:
Capital expenditures	(13,350)	(26,254)
Payments related to redeemable noncontrolling interest	—	(71,722)
Sale of Wheels India Limited shares	32,852	—
Proceeds from property insurance settlement	4,936	—
Other	926	1,354
Net cash provided by (used for) investing activities	25,364	(96,622)
Cash flows from financing activities:
Proceeds from borrowings	85,991	124,153
Payment on debt	(116,601)	(59,296)
Dividends paid	(603)	(901)
Other financing activities	(2,723)	—
Net cash (used for) provided by financing activities	(33,936)	63,956
Effect of exchange rate changes on cash	(6,886)	(1,628)
Net increase (decrease) in cash and cash equivalents	31,973	(3,082)
Cash and cash equivalents, beginning of period	66,799	81,685
Cash and cash equivalents, end of period	$98,772	$78,603

Supplemental information:
Interest paid	$16,070	$18,060
Income taxes paid, net of refunds received	$6,861	$6,120

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying unaudited condensed consolidated interim financial statements include the accounts of Titan International, Inc. and its subsidiaries (Titan or the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of September 30, 2020, and the results of operations and cash flows for the three months ended September 30, 2020 and 2019, and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 4, 2020 (the 2019 Form 10-K). All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

COVID-19 pandemic
The COVID-19 pandemic continued to have an impact on the Company in the third quarter. Titan's workforce and operations have been significantly impacted as a result of government mandates in certain countries to work from home to minimize the spread of the virus. The Company’s operations were significantly curtailed during March through May 2020 in some of the countries where the Company has operations and where COVID-19 has been widespread (such as the Company’s European and Latin America locations). The Company’s operations have since resumed with additional sanitary and other protective health measures which have increased operating costs. The Company's operations may not return to historical levels in the near term, depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date and numerous other uncertainties.

The COVID-19 pandemic affected the Company’s operations in the third quarter, and may continue to do so indefinitely thereafter. The COVID-19 pandemic has had far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, customer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.50% senior secured notes due 2023 (senior secured notes) were carried at a cost of $396.6 million at September 30, 2020. The fair value of the senior secured notes at September 30, 2020, as obtained through an independent pricing source, was approximately $300.3 million.

Cash dividends
The Company declared cash dividends of $0.005 per share of common stock for the first quarter of 2020 and for the first three quarters of 2019. The first quarter 2020 cash dividend of $0.005 per share of common stock was paid on April 15, 2020, to shareholders of record on March 31, 2020. On June 11, 2020, the Board of Directors unanimously approved the suspension of the Company’s quarterly common stock dividend until further notice.

Reclassifications
Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net loss, shareholders’ equity or cash flows as previously reported.

New accounting standards

Recently adopted accounting standards

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In June 2016, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, we are required to use a forward-looking expected loss model that reflects losses that are probable rather than the incurred loss model for recognizing credit losses. The standard became effective for interim and annual periods beginning after December 15, 2019. In addition, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, which provides clarity on certain aspects of the amendments in ASU 2016-13. The Company adopted this guidance prospectively on January 1, 2020 and it did not have a material effect on the Company's condensed consolidated financial statements.

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

2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (amounts in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable	$196,707	$188,952
Allowance for doubtful accounts	(3,943)	(3,714)
Accounts receivable, net	$192,764	$185,238
Accounts receivable are reduced by an allowance for doubtful accounts for estimated uncollectible accounts receivable, which is based upon historical experience and specific customer collection issues. Accounts are written off against the allowance account when they are determined to no longer be collectible.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	September 30, 2020	December 31, 2019
Raw material	$77,182	$83,569
Work-in-process	35,436	48,369
Finished goods	171,613	201,418
	$284,231	$333,356

Inventories are valued at the lower of cost or net realizable value. Net realizable value is estimated based on current selling prices. Inventory costs are calculated using the first-in, first-out (FIFO) method or average cost method. Estimated provisions are established for slow-moving and obsolete inventory.

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (amounts in thousands):

	September 30, 2020	December 31, 2019
Land and improvements	$41,920	$44,386
Buildings and improvements	252,654	249,168
Machinery and equipment	588,497	605,205
Tools, dies and molds	104,142	113,603
Construction-in-process	12,241	16,237
	999,454	1,028,599
Less accumulated depreciation	(674,495)	(661,004)
	$324,959	$367,595

Depreciation on property, plant and equipment for the nine months ended September 30, 2020 and 2019, totaled $37.7 million and $38.9 million, respectively.

The Company recorded a $2.6 million asset impairment charge during the nine months ended September 30, 2020 related to certain machinery and equipment located at Titan Tire Reclamation Corporation (TTRC) in Canada as a result of market declines, which indicated the remaining book value of the equipment is more than the fair market value.

In the second quarter of 2020, the Company took steps towards the finalization of the closure of its wheel operations in Saltville, Virginia, with plans for completion by the end of the fourth quarter of 2020. As a part of this process, the Company expects to incur disposal costs related to the closure but an estimated amount or range of amounts has not yet been determined.  There are approximately $0.5 million of net property, plant and equipment at this location.

In the third quarter of 2020, the Company received several potential offers for the sale of its Brownsville, Texas facility. The Company expects to enter into a sale agreement with a potential buyer during the fourth quarter of 2020. The Company reclassified the building and related assets of its Brownsville, Texas facility totaling $6.6 million to Assets held for sale on its Condensed Consolidated Balance Sheets as of September 30, 2020.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. INTANGIBLE ASSETS, NET

The components of intangible assets consisted of the following (amounts in thousands):

	Weighted Average Useful Lives (in years) September 30, 2020	September 30, 2020	December 31, 2019
Amortizable intangible assets:
Customer relationships	6.92	$12,211	$12,629
Patents, trademarks and other	9.45	9,884	11,598
Total at cost		22,095	24,227
Less accumulated amortization		(14,484)	(14,461)
		$7,611	$9,766
Amortization related to intangible assets for the nine months ended September 30, 2020 and 2019, totaled $1.6 million and $1.5 million, respectively. Intangible assets are included as a component of other assets in the Condensed Consolidated Balance Sheets.

The estimated aggregate amortization expense at September 30, 2020, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

October 1 - December 31, 2020	$485
2021	1,305
2022	958
2023	958
2024	957
Thereafter	2,948
$7,611

6. WARRANTY

Changes in the warranty liability during the nine months ended September 30, 2020 and 2019, respectively, consisted of the following (amounts in thousands):

	2020	2019
Warranty liability, January 1	$14,334	$16,327
Provision for warranty liabilities	4,060	3,599
Warranty payments made	(4,346)	(4,969)
Warranty liability, September 30	$14,048	$14,957

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. DEBT

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2020
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(3,358)	$396,642
Titan Europe credit facilities	47,457	—	47,457
Revolving credit facility	—	—	—
Other debt	20,331	—	20,331
Total debt	467,788	(3,358)	464,430
Less amounts due within one year	32,641	—	32,641
Total long-term debt	$435,147	$(3,358)	$431,789

	December 31, 2019
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(4,040)	$395,960
Titan Europe credit facilities	43,591	—	43,591
Revolving credit facility	36,000	—	36,000
Other debt	24,171	—	24,171
Total debt	503,762	(4,040)	499,722
Less amounts due within one year	61,253	—	61,253
Total long-term debt	$442,509	$(4,040)	$438,469

Aggregate principal maturities of long-term debt at September 30, 2020, for each of the years (or other periods) set forth below were as follows (amounts in thousands):

October 1 - December 31, 2020	$16,853
2021	23,207
2022	9,954
2023	410,945
2024	6,158
Thereafter	671
$467,788
6.50% senior secured notes due 2023
The senior secured notes are due in November 2023. Including the impact of debt issuance costs, these notes had an effective yield of 6.79% at issuance. These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois.

Titan Europe credit facilities
The Titan Europe credit facilities include borrowings from various institutions totaling $47.5 million in aggregate principal amount at September 30, 2020. Maturity dates on this debt range from less than one year to nine years. The Titan Europe facilities are secured by the assets of Titan's subsidiaries in Italy, Spain, Germany, and Brazil.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Revolving credit facility
The Company has a $125 million revolving credit facility with BMO Harris Bank N.A., as agent, and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and is scheduled to mature in February 2022. From time to time Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At September 30, 2020, there were no outstanding borrowings under the credit facility and $19.7 million in outstanding letters of credit, and the amount available for borrowing totaled $61.4 million.

Other debt
The Company has working capital loans at Titan Pneus do Brasil Ltda and Voltyre-Prom at various interest rates, which totaled $11.8 million and $6.9 million at September 30, 2020, respectively. Maturity dates on this debt range from less than one year to three years.

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

On November 14, 2018, the Company received notification of exercise of the put option from RDIF. On February 11, 2019, the Company entered into a definitive agreement (the "Agreement") with an affiliate of RDIF relating to the put option that was exercised by RDIF. The transactions contemplated by the Agreement closed on February 22, 2019. Under the terms of the Agreement, in full satisfaction of the settlement put option that was exercised by RDIF, Titan paid $25 million in cash to RDIF at the closing of the transaction, and agreed, subject to the completion of regulatory approval, to issue 4,032,259 shares of restricted Titan common stock to RDIF in a private placement. Due to pending regulatory approval, the issuance of the shares of restricted Titan common stock pursuant to the Agreement was not completed as of September 30, 2020. Immediately following the closing, RDIF continued to own the same interest in Voltyre-Prom, subject to the terms of the Agreement and the Shareholders’ Agreement. Titan has retained the right to buy back the Titan shares from RDIF for $25 million until February 12, 2022 and, if the stock buyback is consummated within the first year, at the time of such buyback, RDIF would be required to convey to Titan, based on current ownership, a 10.71% interest in Voltyre-Prom, resulting in RDIF reducing its interest in Voltyre-Prom from 35.7% to 25%.

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

As of September 30, 2020, the value of the redeemable noncontrolling interest held by RDIF was recorded at $25 million, the value of the shares of restricted stock to be issued pursuant to the terms of the agreement.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following is a reconciliation of redeemable noncontrolling interest as of September 30, 2020 and 2019 (amounts in thousands):

	2020	2019
Balance at January 1	$25,000	$119,813
Reclassification as a result of Agreement regarding put option	—	(49,883)
Payment of interest on redeemable noncontrolling interest	—	(46,722)
Loss attributable to redeemable noncontrolling interest	—	(819)
Currency translation	—	683
Redemption value adjustment	—	1,928
Balance at September 30,	$25,000	$25,000

This obligation represents the value of the restricted common stock due to RDIF on September 30, 2020, and is presented in the Condensed Consolidated Balance Sheets in redeemable noncontrolling interest, which is treated as mezzanine equity.

9. LEASES

The Company leases certain buildings and equipment under both operating and finance leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance, and insurance by the Company. Under FASB Accounting Standards Codification Topic 842 "Leases," the Company made an accounting policy election, by class of underlying asset, not to separate non-lease components such as those previously stated from lease components and instead will treat the lease agreement as a single lease component for all asset classes. Operating right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent Titan's obligations to make lease payments arising from the lease. The majority of Titan's leases are operating leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of Titan's leases do not provide an implicit interest rate, the Company used its incremental borrowing rate (6.79%), based on the information available at the lease commencement date, in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. Amortization expense associated with finance leases is included in cost of sales and selling, general and administrative expenses, and interest expense associated with finance leases is included in interest expense in the Condensed Consolidated Statement of Operations. Short-term operating leases, which have an initial term of twelve months or less, are not recorded on the Condensed Consolidated Balance Sheets.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	September 30, 2020	December 31, 2019
Operating lease ROU assets	Operating lease assets	$21,936	$23,914

Operating lease current liabilities	Other current liabilities	$6,798	$6,729
Operating lease long-term liabilities	Other long-term liabilities	15,126	17,360
Total operating lease liabilities		$21,924	$24,089

Finance lease, gross	Property, plant & equipment, net	$6,374	$6,684
Finance lease accumulated depreciation	Property, plant & equipment, net	(2,837)	(2,194)
Finance lease, net		$3,537	$4,490

Finance lease current liabilities	Other current liabilities	$871	$1,110
Finance lease long-term liabilities	Other long-term liabilities	3,118	3,770
Total finance lease liabilities		$3,989	$4,880
At September 30, 2020, maturity of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
October 1 - December 31, 2020	$1,936	$424
2021	6,540	1,667
2022	5,101	1,580
2023	3,477	1,135
2024	2,083	426
Thereafter	3,698	197
Total lease payments	$22,835	$5,429
Less imputed interest	911	1,440
	$21,924	$3,989

Weighted average remaining lease term (in years)	4.28	3.11
Supplemental cash flow information related to leases for the nine months ended September 30, 2020 were as follows: operating cash flows from operating leases were $5.8 million and operating cash flows from finance leases were $0.3 million.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $1.4 million to the pension plans during the nine months ended September 30, 2020, and expects to contribute approximately $0.7 million to the pension plans during the remainder of 2020.
The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost	$200	$228	$728	$658
Interest cost	857	1,075	2,595	3,304
Expected return on assets	(1,360)	(1,186)	(4,078)	(3,563)
Amortization of unrecognized prior service cost	—	56	—	169
Amortization of net unrecognized loss	696	766	2,088	2,296
Net periodic pension cost	$393	$939	$1,333	$2,864
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
As the primary beneficiary of these VIEs, the VIEs’ assets, liabilities, and results of operations are included in the Company’s condensed consolidated financial statements. The other equity holders’ interests are reflected in “Net income (loss) attributable to noncontrolling interests” in the Condensed Consolidated Statements of Operations and “Noncontrolling interests” in the Condensed Consolidated Balance Sheets.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$1,640	$2,190
Inventory	1,054	1,070
Other current assets	1,320	1,027
Property, plant and equipment, net	1,231	1,327
Total assets	$5,245	$5,614

Current liabilities	$54	$1,110
Other long-term liabilities	960	579
Total liabilities	$1,014	$1,689
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

	September 30, 2020	December 31, 2019
Investments	$5,177	$4,973
Other current assets	—	—
Total VIE assets	5,177	4,973
Accounts payable	1,120	2,006
Maximum exposure to loss	$6,297	$6,979

12. RESTRUCTURING ACTIVITIES

As part of the North American and Corporate Restructuring plan, which was approved in the second quarter of 2020, certain positions have been eliminated to continue ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs and drive profitability for the Company on a global basis.

The Company incurred $0.0 million and $0.4 million during the three and nine months ended September 30, 2020, respectively, for severance costs related to the rationalization of certain Corporate positions. The Company paid the severance amounts during the third quarter of 2020. There were no amounts recorded for the workforce reduction for the three and nine months ended September 30, 2019.

As part of the closure of the Saltville, Virginia wheel operations, then expected to be completed during the third quarter of 2020 and currently expected to be completed during the fourth quarter of 2020, the Company recorded an inventory impairment charge of $1.0 million for the nine months ended September 30, 2020.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
13. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. Royalty expenses were $2.4 million and $2.5 million for the three months ended September 30, 2020 and 2019, respectively, and $7.3 million and $7.5 million for the nine months ended September 30, 2020 and 2019, respectively.

14. OTHER INCOME

Other income consisted of the following (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Gain on property insurance settlement (1)	$—	$—	$4,936	$—
Gain (loss) on sale of Wheels India Limited shares	—	4,695	(703)	4,695
Equity investment income	227	445	596	2,294
(Loss) gain on sale of assets	(58)	(59)	834	708
Building rental income	512	362	1,226	1,096
Government subsidies for COVID-19 relief	892	—	1,402	—
Other income (expense)	710	(377)	820	(1,303)
	$2,283	$5,066	$9,111	$7,490

(1) The gain on property insurance settlement relates to the receipt of insurance proceeds during the three months ended March 31, 2020 for a 2017 fire that occurred at a facility of TTRC, a subsidiary of the Company, located in Fort McMurray in Alberta, Canada.

15. INCOME TAXES

The Company recorded income tax expense of $0.3 million and income tax benefit of $2.1 million for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded income tax expense of $2.4 million and income tax benefit of $0.8 million, respectively. The Company's effective income tax rate was (3)% and (11)% for the three months ended September 30, 2020 and 2019, respectively, and (5)% and (3)% for the nine months ended September 30, 2020 and 2019, respectively.

The Company’s 2020 and 2019 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses and partially offset by a reduction of the liability for unrecognized tax positions. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the nine months ended September 30, 2020 and 2019.

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

On March 27, 2020, the U.S. government passed the CARES Act (the "CARES Act"), which provides tax relief to assist companies dealing with the effects of the COVID-19 pandemic. The Company does not expect the impact of the CARES Act to be material to the Company’s financial position or results of operations, except for the deferral of Social Security payroll taxes, which will benefit the Company's operating cash flows through the end of calendar year 2020.

16. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Net loss attributable to Titan	$(12,643)	$(19,144)	$(43,174)	$(23,590)
Redemption value adjustment	—	(491)	—	(1,928)
Net loss applicable to common shareholders	$(12,643)	$(19,635)	$(43,174)	$(25,518)
Determination of shares:
Weighted average shares outstanding (basic)	60,926	60,161	60,630	60,037
Effect of equity awards	—	—	—	—
Weighted average shares outstanding (diluted)	60,926	60,161	60,630	60,037
Earnings per share:
Basic and diluted	(0.21)	(0.33)	(0.71)	(0.43)
The effect of equity awards has been excluded for the three and nine months ended September 30, 2020, as the effect would have been antidilutive. The weighted average share amount excluded for equity awards for the three and nine months ended September 30, 2020, was 539 thousand and 261 thousand, respectively.

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

At September 30, 2020, two of Titan’s subsidiaries were involved in litigation concerning environmental laws and regulations.

In June 2015, Titan Tire Corporation (Titan Tire) and Dico, Inc. (Dico) appealed an order from the U.S. District Court for the South District of Iowa granting the federal government’s motion for summary judgment that found Dico liable for violating the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) and an Environmental Protection Agency (EPA) Administrative Order and awarded response costs, civil penalties, and punitive damages.

In December 2015, the U.S. Court of Appeals for the Eighth Circuit reversed the District Court’s summary judgment order with respect to “arranger” liability for Titan Tire and Dico under CERCLA and the imposition of punitive damages against Dico for violating the EPA Administrative Order, but affirmed the summary judgment order imposing civil penalties in the amount of $1.62 million against Dico for violating the EPA Administrative Order. The case was remanded to the District Court for a new trial on the remaining issues.

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

During the third quarter of 2020, the Company accrued an incremental contingent legal accrual of $5.0 million related to the anticipated settlement of the Dico case. As of September 30, 2020, the $11.5 million contingent liability remains outstanding.

Titan Tire and Dico appealed the case to the U.S. Court of Appeals for the Eighth Circuit. On April 11, 2019, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court’s September 5, 2017, order. Thereafter, Dico and Titan Tire filed a petition for rehearing with the U.S. Court of Appeals for the Eighth Circuit, which was denied in August 2019. As a result of the current judgment in favor of the United States, and pursuant to Iowa Code § 624.23, a judgment lien exists over Titan Tire’s real property in the State of Iowa. Titan Tire maintains a supersedeas bond in the amount of $6.0 million relating to the judgment. The United States indicated that it does not currently intend to take steps to execute on this judgment lien in light of ongoing settlement discussions between the parties. However, there can be no assurance that the parties will settle this matter on terms acceptable to the parties.

Following settlement negotiations with the U.S. federal government and the City of Des Moines, a tentative agreement for a global settlement was reached in September 2020 which has been reduced to a Consent Decree, executed by all parties. The Consent Decree contemplates total cash payments by Titan Tire to the federal government in the amount of $11.5 million, with $9.0 million due and payable within 30 days of the settlement becoming final, $1.5 million (plus interest at a rate of 1.75% per annum) due and payable within one year of the settlement becoming final and $1.0 million (plus interest at a rate of 1.75% per annum) due and payable within two years of the settlement becoming final. The Consent Decree has been submitted to the District Court, and on November 2, 2020 the District Court issued an order directing the parties to file a joint submission to the court presenting information regarding, among other things, the negotiation process for the global settlement, risks associated with the U.S. federal government seeking to enforce a judgment against Titan International under a veil-piercing theory and expected costs associated with environmental remediation at the property. No hearing date has been set by the District Court and the settlement remains pending and contingent upon District Court approval. Accordingly, there can be no assurance that the parties will settle this matter on the terms set forth in the Consent Decree or otherwise on terms acceptable to the parties.

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
The table below presents information about certain operating results, separated by market segments, for each of the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales
Agricultural	$153,067	$156,625	$473,272	$512,639
Earthmoving/construction	123,227	155,659	372,606	517,186
Consumer	28,478	33,621	86,527	117,051
	$304,772	$345,905	$932,405	$1,146,876
Gross profit
Agricultural	$16,191	$10,426	$45,830	$46,798
Earthmoving/construction	12,409	12,935	34,777	50,806
Consumer	2,717	3,739	7,821	13,068
	$31,317	$27,100	$88,428	$110,672
(Loss) income from operations
Agricultural	$3,091	$(1,230)	$5,389	$17,062
Earthmoving/construction	656	(2,938)	(8,240)	8,293
Consumer	(88)	(229)	1,042	3,120
Corporate & Unallocated	(10,467)	(8,219)	(17,703)	(39,385)
Loss from operations	(6,808)	(12,616)	(19,512)	(10,910)

Interest expense	(7,251)	(8,164)	(23,076)	(23,751)
Foreign exchange (loss) gain	(1,336)	(2,266)	(9,742)	2,218
Other income, net	2,283	5,066	9,111	7,490
Loss before income taxes	$(13,112)	$(17,980)	$(43,219)	$(24,953)
Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	September 30, 2020	December 31, 2019
Total assets
Agricultural	$437,994	$423,955
Earthmoving/construction	458,890	496,988
Consumer	94,092	123,320
Corporate & Unallocated	25,371	70,044
	$1,016,347	$1,114,307

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
19. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Board of Directors of the Company, Mr. Maurice Taylor. The related party is Mr. Fred Taylor, who is Mr. Maurice Taylor’s brother. The companies with which Mr. Fred Taylor is associated that do business with Titan include the following: Blacksmith OTR, LLC; F.B.T. Enterprises, Inc.; Green Carbon, Inc.; Silverstone, Inc.; and OTR Wheel Engineering, Inc.  Sales of Titan products to these companies were approximately $0.1 million and $0.6 million for the three and nine months ended September 30, 2020, respectively, and approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2019, respectively. Titan had trade receivables due from these companies of approximately $0.2 million at September 30, 2020, and approximately $0.2 million at December 31, 2019.  Sales commissions paid to the above companies were approximately $0.3 million and $1.0 million for the three and nine months ended September 30, 2020 as compared to $0.4 million and $1.1 million for the three and nine months ended September 30, 2019.

20. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at July 1, 2020	$(223,988)	$(198)	$(24,796)	$(248,982)
Currency translation adjustments	5,376	—	—	5,376
Defined benefit pension plans: Amortization of unrecognized losses and prior service cost, net of tax of $45	—	—	575	575
Derivative gain (loss)	—	(17)	—	(17)
Balance at September 30, 2020	$(218,612)	$(215)	$(24,221)	$(243,048)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2020	$(192,507)	$—	$(26,144)	$(218,651)
Currency translation adjustments (1)	(26,105)	—	—	(26,105)
Defined benefit pension plans: Amortization of unrecognized losses and prior service cost, net of tax of $65	—	—	1,923	1,923
Derivative gain (loss)	—	(215)	—	(215)
Balance at September 30, 2020	$(218,612)	$(215)	$(24,221)	$(243,048)

(1) The increase in currency translation adjustments for the nine months ended September 30, 2020 was due to foreign currency rate fluctuations and also due to the settlement of certain intercompany loans during the quarter.

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

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended September 30, 2020
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$119,850	$305,097	$(120,175)	$304,772
Cost of sales	202	108,642	284,786	(120,175)	273,455
Asset impairment	—	—	—	—	—
Gross (loss) profit	(202)	11,208	20,311	—	31,317
Selling, general and administrative expenses	5,180	2,593	25,678	—	33,451
Research and development expenses	209	769	1,262	—	2,240
Royalty expense	654	855	925	—	2,434
(Loss) income from operations	(6,245)	6,991	(7,554)	—	(6,808)
Interest (expense) income	(6,986)	96	(361)	—	(7,251)
Intercompany interest income (expense)	527	530	(1,057)	—	—
Foreign exchange loss	—	(99)	(1,237)	—	(1,336)
Other income	322	119	1,842	—	2,283
(Loss) income before income taxes	(12,382)	7,637	(8,367)	—	(13,112)
Provision for income taxes	(1,851)	79	2,114	—	342
Equity in earnings of subsidiaries	(2,923)	—	3,315	(392)	—
Net (loss) income	(13,454)	7,558	(7,166)	(392)	(13,454)
Net loss attributable to noncontrolling interests	—	—	(811)	—	(811)
Net (loss) income attributable to Titan	$(13,454)	$7,558	$(6,355)	$(392)	$(12,643)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended September 30, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$141,133	$345,992	$(141,220)	$345,905
Cost of sales	107	134,169	325,749	(141,220)	318,805
Gross (loss) profit	(107)	6,964	20,243	—	27,100
Selling, general and administrative expenses	1,513	12,094	21,347	—	34,954
Research and development expenses	276	678	1,355	—	2,309
Royalty expense	679	860	914	—	2,453
Loss from operations	(2,575)	(6,668)	(3,373)	—	(12,616)
Interest (expense) income	(7,281)	5	(888)	—	(8,164)
Intercompany interest income (expense)	884	841	(1,725)	—	—
Foreign exchange loss	(47)	(152)	(2,067)	—	(2,266)
Other income (expense)	358	(528)	5,236	—	5,066
Loss before income taxes	(8,661)	(6,502)	(2,817)	—	(17,980)
Provision for income taxes	635	126	1,303	—	2,064
Equity in earnings of subsidiaries	(10,748)	—	(1,851)	12,599	—
Net (loss) income	(20,044)	(6,628)	(5,971)	12,599	(20,044)
Net loss attributable to noncontrolling interests	—	—	(900)	—	(900)
Net (loss) income attributable to Titan	$(20,044)	$(6,628)	$(5,071)	$12,599	$(19,144)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Nine Months Ended September 30, 2020
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$406,810	$933,657	$(408,062)	$932,405
Cost of sales	525	367,998	879,930	(408,062)	840,391
Asset impairment	1,007	—	2,579	—	3,586
Gross (loss) profit	(1,532)	38,812	51,148	—	88,428
Selling, general and administrative expenses	16,519	6,738	70,592	—	93,849
Research and development expenses	664	2,239	3,879	—	6,782
Royalty expense	2,147	2,694	2,468	—	7,309
(Loss) income from operations	(20,862)	27,141	(25,791)	—	(19,512)
Interest (expense) income	(21,241)	81	(1,916)	—	(23,076)
Intercompany interest income (expense)	1,586	1,709	(3,295)	—	—
Foreign exchange loss	—	(981)	(8,761)	—	(9,742)
Other income (expense)	1,330	(142)	7,923	—	9,111
(Loss) income before income taxes	(39,187)	27,808	(31,840)	—	(43,219)
Provision for income taxes	(3,764)	256	5,885	—	2,377
Equity in earnings of subsidiaries	(10,173)	—	17,384	(7,211)	—
Net (loss) income	(45,596)	27,552	(20,341)	(7,211)	(45,596)
Net loss attributable to noncontrolling interests	—	—	(2,422)	—	(2,422)
Net (loss) income attributable to Titan	$(45,596)	$27,552	$(17,919)	$(7,211)	$(43,174)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Nine Months Ended September 30, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$475,652	$1,147,568	$(476,344)	$1,146,876
Cost of sales	248	438,535	1,073,765	(476,344)	1,036,204
Gross (loss) profit	(248)	37,117	73,803	—	110,672
Selling, general and administrative expenses	4,694	35,299	66,612	—	106,605
Research and development expenses	768	2,263	4,439	—	7,470
Royalty expense	1,743	3,005	2,759	—	7,507
(Loss) income from operations	(7,453)	(3,450)	(7)	—	(10,910)
Interest (expense) income	(21,311)	5	(2,445)	—	(23,751)
Intercompany interest income (expense)	2,158	2,731	(4,889)	—	—
Foreign exchange loss (gain)	(69)	(156)	2,443	—	2,218
Other income (expense)	1,162	(1,606)	7,934	—	7,490
(Loss) income before income taxes	(25,513)	(2,476)	3,036	—	(24,953)
Provision for income taxes	(6,390)	410	6,741	—	761
Equity in earnings of subsidiaries	(6,591)	—	(1,320)	7,911	—
Net (loss) income	(25,714)	(2,886)	(5,025)	7,911	(25,714)
Net loss attributable to noncontrolling interests	—	—	(2,124)	—	(2,124)
Net (loss) income attributable to Titan	$(25,714)	$(2,886)	$(2,901)	$7,911	$(23,590)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Loss For the Three Months Ended September 30, 2020
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(13,454)	$7,558	$(7,166)	$(392)	$(13,454)
Derivative (loss) gain	(17)	—	(17)	17	(17)
Currency translation adjustment	4,275	—	4,275	(4,275)	4,275
Pension liability adjustments, net of tax	575	667	(92)	(575)	575
Comprehensive (loss) income	(8,621)	8,225	(3,000)	(5,225)	(8,621)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(1,912)	—	(1,912)
Comprehensive (loss) income attributable to Titan	$(8,621)	$8,225	$(1,088)	$(5,225)	$(6,709)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Loss For the Three Months Ended September 30, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(20,044)	$(6,628)	$(5,971)	$12,599	$(20,044)
Currency translation adjustment	(20,324)	—	(20,324)	20,324	(20,324)
Pension liability adjustments, net of tax	590	753	(163)	(590)	590
Comprehensive (loss) income	(39,778)	(5,875)	(26,458)	32,333	(39,778)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(1,213)	—	(1,213)
Comprehensive (loss) income attributable to Titan	$(39,778)	$(5,875)	$(25,245)	$32,333	$(38,565)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Loss For the Nine Months Ended September 30, 2020
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(45,596)	$27,552	$(20,341)	$(7,211)	$(45,596)
Derivative (loss) gain	(215)	—	(215)	215	(215)
Currency translation adjustment	(28,498)	—	(28,498)	28,498	(28,498)
Pension liability adjustments, net of tax	1,923	2,001	(78)	(1,923)	1,923
Comprehensive (loss) income	(72,386)	29,553	(49,132)	19,579	(72,386)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(4,814)	—	(4,814)
Comprehensive (loss) income attributable to Titan	$(72,386)	$29,553	$(44,318)	$19,579	$(67,572)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Loss For the Nine Months Ended September 30, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(25,714)	$(2,886)	$(5,025)	$7,911	$(25,714)
Currency translation adjustment	(19,280)	—	(19,280)	19,280	(19,280)
Pension liability adjustments, net of tax	1,594	2,256	(662)	(1,594)	1,594
Comprehensive (loss) income	(43,400)	(630)	(24,967)	25,597	(43,400)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(897)	—	(897)
Comprehensive (loss) income attributable to Titan	$(43,400)	$(630)	$(24,070)	$25,597	$(42,503)

(Amounts in thousands)	Condensed Consolidating Balance Sheets September 30, 2020
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$5,002	$3	$93,767	$—	$98,772
Accounts receivable, net	—	—	192,764	—	192,764
Inventories	—	31,763	252,468	—	284,231
Assets held for sale	6,640	—	—	—	6,640
Prepaid and other current assets	4,756	16,655	34,597	—	56,008
Total current assets	16,398	48,421	573,596	—	638,415
Property, plant and equipment, net	3,784	84,724	236,451	—	324,959
Investment in subsidiaries	585,724	—	70,501	(656,225)	—
Other assets	2,259	5,056	45,658	—	52,973
Total assets	$608,165	$138,201	$926,206	$(656,225)	$1,016,347
Liabilities and Equity
Short-term debt	$—	$—	$32,641	$—	$32,641
Accounts payable	2,343	23,542	124,994	—	150,879
Other current liabilities	28,465	22,854	80,415	—	131,734
Total current liabilities	30,808	46,396	238,050	—	315,254
Long-term debt	396,642	—	35,147	—	431,789
Other long-term liabilities	2,231	18,037	54,826	—	75,094
Intercompany accounts	(32,322)	(446,212)	478,534	—	—
Redeemable noncontrolling interest	—	—	25,000	—	25,000
Titan shareholders' equity	210,806	519,980	95,277	(656,225)	169,838
Noncontrolling interests	—	—	(628)	—	(628)
Total liabilities and equity	$608,165	$138,201	$926,206	$(656,225)	$1,016,347

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Balance Sheets December 31, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2,843	$4	$63,952	$—	$66,799
Accounts receivable, net	—	2	185,236	—	185,238
Inventories	—	41,088	292,268	—	333,356
Assets held for sale	7,203	—	—	—	7,203
Prepaid and other current assets	3,217	17,352	38,300	—	58,869
Total current assets	13,263	58,446	579,756	—	651,465
Property, plant and equipment, net	3,443	91,734	272,418	—	367,595
Investment in subsidiaries	763,336	—	61,019	(824,355)	—
Other assets	3,405	4,211	87,631	—	95,247
Total assets	$783,447	$154,391	$1,000,824	$(824,355)	$1,114,307
Liabilities and Equity
Short-term debt	$514	$69	$60,670	$—	$61,253
Accounts payable	4,951	18,455	135,241	—	158,647
Other current liabilities	20,912	17,941	68,400	—	107,253
Total current liabilities	26,377	36,465	264,311	—	327,153
Long-term debt	431,960	—	6,509	—	438,469
Other long-term liabilities	6,493	15,443	62,761	—	84,697
Intercompany accounts	42,798	(397,847)	355,049	—	—
Redeemable noncontrolling interest	—	—	25,000	—	25,000
Titan shareholders' equity	275,819	500,330	283,057	(824,355)	234,851
Noncontrolling interests	—	—	4,137	—	4,137
Total liabilities and equity	$783,447	$154,391	$1,000,824	$(824,355)	$1,114,307

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Nine Months Ended September 30, 2020
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$19,179	$3,631	$24,621	$47,431
Cash flows from investing activities:
Capital expenditures	(92)	(3,884)	(9,374)	(13,350)
Sale of Wheels India Limited shares	—	—	32,852	32,852
Insurance proceeds	—	—	4,936	4,936
Other, net	191	(8)	743	926
Net cash provided by (used for) investing activities	99	(3,892)	29,157	25,364
Cash flows from financing activities:
Proceeds from borrowings	31,334	333	54,324	85,991
Payment on debt	(45,348)	(61)	(71,192)	(116,601)
Dividends paid	(603)	—	—	(603)
Other financing activities	(2,502)	(12)	(209)	(2,723)
Net cash (used for) provided by financing activities	(17,119)	260	(17,077)	(33,936)
Effect of exchange rate change on cash	—	—	(6,886)	(6,886)
Net increase (decrease) in cash and cash equivalents	2,159	(1)	29,815	31,973
Cash and cash equivalents, beginning of period	2,843	4	63,952	66,799
Cash and cash equivalents, end of period	$5,002	$3	$93,767	$98,772

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Nine Months Ended September 30, 2019
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$2,683	$5,742	$22,787	$31,212
Cash flows from investing activities:
Capital expenditures	(21)	(6,207)	(20,026)	(26,254)
Payment related to redeemable noncontrolling interest agreement	(71,722)	—	—	(71,722)
Other, net	—	181	1,173	1,354
Net cash used for investing activities	(71,743)	(6,026)	(18,853)	(96,622)
Cash flows from financing activities:
Proceeds from borrowings	73,000	287	50,866	124,153
Payment on debt	(14,000)	—	(45,296)	(59,296)
Dividends paid	(901)	—	—	(901)
Net cash provided by financing activities	58,099	287	5,570	63,956
Effect of exchange rate change on cash	—	—	(1,628)	(1,628)
Net (decrease) increase in cash and cash equivalents	(10,961)	3	7,876	(3,082)
Cash and cash equivalents, beginning of period	23,630	4	58,051	81,685
Cash and cash equivalents, end of period	$12,669	$7	$65,927	$78,603

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

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus ("COVID-19") was reported in Wuhan, China. During March 2020, the World Health Organization declared that COVID-19 is a pandemic. The emergence of COVID-19 and its global spread presents significant risks to the Company, some of which the Company is unable to fully evaluate or even foresee. The COVID-19 pandemic adversely affected the Company’s financial results and business operations for the nine months ended September 30, 2020 and economic and health conditions in the United States and across most of the globe have continued to change since then. In some of the countries where the Company has operations and where COVID-19 has been widespread (such as the Company’s European and Latin America locations), the Company’s operations were significantly curtailed during March through May 2020. The Company’s operations have since resumed with additional sanitary and other protective health measures, which have increased operating costs. The Company's operations may not return to historical levels in the near term, depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date and numerous other uncertainties.

The COVID-19 pandemic affected the Company’s operations in the third quarter, and may continue to do so indefinitely thereafter. All of these factors may have far-reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, customer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year.  Management cannot predict the full impact of the COVID-19 pandemic on the economic conditions generally, on the Company’s customers and, ultimately, on the Company. The nature, extent and duration of the effects of the COVID-19 pandemic on the Company are highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements, which are covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. Readers can identify these statements by the fact that they do not relate strictly to historical or current facts. The Company tried to identify forward-looking statements in this quarterly report by using words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could.” These forward-looking statements include, among other items, information concerning:
•The Company's financial performance;
•Anticipated trends in the Company’s business;
•Expectations with respect to the end-user markets into which the Company sells its products (including agricultural equipment, earthmoving/construction equipment, and consumer products);
•Future expenditures for capital projects;
•The Company’s ability to continue to control costs and maintain quality;
•The Company's ability to meet conditions of loan agreements, indentures and other financing documents;

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
•The Company’s business strategies, including its intention to introduce new products;
•Expectations concerning the performance and success of the Company’s existing and new products; and
•The Company’s intention to consider and pursue acquisition and divestiture opportunities.
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

Actual results could differ materially from these forward-looking statements as a result of certain factors, including:
•The effect of the COVID-19 pandemic on our operations and financial performance;
•The effect of a recession on the Company and its customers and suppliers;
•Changes in the Company’s end-user markets into which the Company sells its products as a result of world economic or regulatory influences or otherwise;
•Changes in the marketplace, including new products and pricing changes by the Company’s competitors;
•The Company's ability to maintain satisfactory labor relations;
•Unfavorable outcomes of legal proceedings;
•The Company's ability to comply with current or future regulations applicable to the Company's business and the industry in which it competes or any actions taken or orders issued by regulatory authorities;
•Availability and price of raw materials;
•Levels of operating efficiencies;
•The effects of the Company's indebtedness and its compliance with the terms thereof;
•Changes in the interest rate environment and their effects on the Company's outstanding indebtedness;
•Unfavorable product liability and warranty claims;
•Actions of domestic and foreign governments, including the imposition of additional tariffs;
•Geopolitical and economic uncertainties relating to the countries in which the Company operates or does business;
•Risks associated with acquisitions, including difficulty in integrating operations and personnel, disruption of ongoing business, and increased expenses;
•Results of investments;
•The effects of potential processes to explore various strategic transactions, including potential dispositions;
•Fluctuations in currency translations;
•Climate change and related laws and regulations;
•Risks associated with environmental laws and regulations;
•Risks relating to our manufacturing facilities, including that any of our material facilities may become inoperable; and
•Risks related to financial reporting, internal controls, tax accounting, and information systems.
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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
AGRICULTURAL MARKET OUTLOOK
Agriculture-related commodity prices have improved in recent months, but remain lower, relative to historic averages, as a result of ongoing tariffs and trade concerns, coupled with recent COVID-19 impacts. For the balance of 2020, market conditions across the globe remain uncertain due to the ongoing effects of the COVID-19 pandemic, volatility created by supply dislocation in certain markets, and uneven demand in select market geographies and sectors. Major OEMs pulled back production through much of the year, affecting demand for our products in the near-term. Demand has increased somewhat over the last several months.Many of our customers are still not forecasting significantly into the future, awaiting more certainty as to sustained stability in the market. Demand in the aftermarket has stabilized through the third quarter of 2020 and the outlook for the remainder of the year will depend on the continued stabilization of market conditions including normalized supply and demand levels in light of the COVID-19 pandemic. Small agriculture equipment sales are rebounding somewhat faster than the large agriculture equipment sales, notwithstanding the average age of equipment has increased over the last several years. Many more variables, including weather, volatility in the price of commodities, grain prices, export markets, foreign currency exchange rates, government policies, subsidies, and the demand for used equipment can greatly affect the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction market is continuing to experience declines in 2020 due in large part to global economic uncertainty and has been hampered further by the impact of COVID-19. Demand for larger construction equipment used for highways and infrastructure began to tighten in 2019. Mining industry equipment demand also began to soften within certain regions in the second half of 2019. Construction is mainly driven by GDP by country and the need for infrastructure developments. The market outlook for the remainder of the year has improved slightly in recent months, but remains relatively uncertain and will depend on the pace of improvement to global economic conditions including the return to normalized supply and demand levels in light of the COVID-19 pandemic. Mining is primarily driven by both the demand for and pricing of commodities. Demand for Titan's products in the mining industry for the remainder of 2020 is expected to be generally down somewhat compared to 2019 for the full year, as customers have been cautious in spending on capital and replacement parts due to the COVID-19 pandemic and concerns regarding near-term global economic stability. The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers, in addition to the impact of COVID-19.

CONSUMER MARKET OUTLOOK
The consumer market consists of several distinct product lines within different regions. These products include light truck tires, turf equipment, specialty products, and train brakes. Overall, the Company expects the markets to remain highly uncertain through the remainder of 2020, and sales will likely continue to be suppressed relative to the prior year, similar to the first nine months of 2020. The consumer segment is affected by many variables including consumer spending, interest rates, government policies, and other macroeconomic drivers.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
RESULTS OF OPERATIONS

Titan International, Inc.	Three months ended			Nine months ended
(amounts in thousands)	September 30,			September 30,
	2020	2019	% Increase/(Decrease)	2020	2019	% Increase/(Decrease)
Net sales	$304,772	$345,905	(11.9)%	$932,405	$1,146,876	(18.7)%
Gross profit	31,317	27,100	15.6%	88,428	110,672	(20.1)%
Gross profit %	10.3%	7.8%		9.5%	9.6%
Selling, general and administrative expenses	33,451	34,954	(4.3)%	93,849	106,605	(12.0)%
Research and development expenses	2,240	2,309	(3.0)%	6,782	7,470	(9.2)%
Royalty expense	2,434	2,453	(0.8)%	7,309	7,507	(2.6)%
Loss from operations	(6,808)	(12,616)	(46.0)%	(19,512)	(10,910)	78.8%

Net Sales
Net sales for the three months ended September 30, 2020 were $304.8 million, compared to $345.9 million in the comparable period of 2019, a decrease of 11.9% driven by sales decreases in all segments. Overall net sales volume was down 9.7% from the comparable prior year quarter, due primarily to challenges in the earthmoving/construction market as a result of a slowdown of the global construction market, particularly in Europe. Approximately $8 million in reduced sales, in comparison to the same period of 2019, was attributable to disrupted markets in Europe and Asia resulting from the COVID-19 pandemic. Contributing factors in the sales decrease in the Agriculture market included global trade issues and the impact of COVID-19 which resulted in lower volume from OEM customers as well as the negative effect of foreign currency translation. Overall, unfavorable currency translation negatively impacted net sales by 5.8% or $20.2 million. Favorable price mix partially offset these declines and contributed to a 3.6% increase in net sales.

Net sales for the nine months ended September 30, 2020 were $932.4 million, compared to $1,146.9 million in the comparable period of 2019, a decrease of 18.7% driven by sales decreases in all segments. Overall net sales volume was down 15.6% from the comparable period in the prior year, due primarily to the aforementioned economic factors. The overall net sales volume was also impacted by approximately $53 million in reduced sales in comparison to the same period of 2019 due to COVID-19 related plant closures and market disruption in Europe, Asia and Latin America. Unfavorable currency translation negatively impacted net sales by 4.6%. Favorable price/mix partially offset these declines and contributed to a 1.5% increase in net sales.

Gross Profit
Gross profit for the three months ended September 30, 2020 was $31.3 million, or 10.3% of net sales, an increase of $4.2 million compared to $27.1 million, or 7.8% of net sales, for the three months ended September 30, 2019. The increase in gross profit was driven by initiatives to reduce labor and overhead costs across global production facilities as well as lower raw material prices relative to the prior year. Lower sales volume and a $2.5 million unfavorable gross profit impact from the COVID-19 pandemic mentioned above partially offset the year over year gross profit margin increase.

Gross profit for the nine months ended September 30, 2020 was $88.4 million or 9.5% of net sales, down $22.2 million compared to $110.7 million, or 9.6% of net sales, for the nine months ended September 30, 2019. The decrease in gross profit was driven by the impact of lower sales volume across most geographic regions. The unfavorable gross margin impact from the COVID-19 pandemic mentioned above was approximately $13 million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the three months ended September 30, 2020 were $33.5 million, or 11.0% of net sales, compared to $35.0 million, or 10.1% of net sales, for the three months ended September 30, 2019.  The decrease in SG&A was driven primarily by lower payroll, marketing and travel related expenses, resulting from company-wide initiatives to lower costs, as well as $2.3 million in costs related to the Company's proposed ITM undercarriage public listing in 2019. These reductions were partially offset by a $5.0 million contingent legal accrual related to the anticipated settlement of the Dico case (refer to Note 17. Litigation in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion).

SG&A expenses for the nine months ended September 30, 2020 were $93.8 million, or 10.1% of net sales, compared to $106.6 million, or 9.3% of net sales, for the nine months ended September 30, 2019. The decrease in SG&A was primarily due to lower professional fees related to investments in information technology related to ongoing stabilization of an enterprise resource planning (ERP) software implementation within North America during 2019, lower payroll, marketing and travel related expenses, again, resulting from company-wide initiatives to lower costs, as well as, $2.3 million in costs related to the Company's proposed ITM undercarriage public listing in 2019 These reductions were partially offset by a $5.0 million contingent legal accrual related to the settlement of the Dico case, as mentioned above.
Research and Development Expenses
Research and development (R&D) expenses for the three months ended September 30, 2020 were $2.2 million, or 0.7% of net sales, compared to $2.3 million, or 0.7% of net sales, for the comparable period in 2019. R&D expenses for the nine months ended September 30, 2020 were $6.8 million, or 0.7% of net sales, compared to $7.5 million, or 0.7% of net sales, for the comparable period in 2019. R&D spending reflects initiatives to improve product designs and an ongoing focus on quality. The decrease in R&D expenses for both the quarter and the nine months ended September 30, 2020 as compared to the same periods in 2019 were due to lower payroll related costs and other professional fees, as a result of management initiatives to decrease costs to manage through the downturn in sales.
Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries.

Royalty expenses for the three months ended September 30, 2020 were $2.4 million, or 0.8% of net sales, compared to $2.5 million, or 0.7% of net sales, for the three months ended September 30, 2019. Royalty expenses for the nine months ended September 30, 2020 were $7.3 million, or 0.8% of net sales, compared to $7.5 million, or 0.7% of net sales, for the nine months ended September 30, 2019.

Loss from Operations
Loss from operations for the third quarter of 2020 was $6.8 million, compared to loss from operations of $12.6 million for the third quarter of 2019.  Loss from operations for the nine months ended September 30, 2020 was $19.5 million, compared to loss from operations of $10.9 million for the nine months ended September 30, 2019. Changes in loss from operations for the quarter and nine months ended September 30, 2020 as compared to the same periods in 2019 were primarily driven by lower net sales offset by improvements in gross profit margins and reduced SG&A expenses during the period.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense was $7.3 million and $8.2 million for the three months ended September 30, 2020 and 2019, respectively, and $23.1 million and $23.8 million for the nine months ended September 30, 2020 and 2019. Interest expense decreased due to reduction in the levels of long-term debt in the respective periods.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Foreign Exchange Gain (Loss)
Foreign exchange loss was $1.3 million for the three months ended September 30, 2020, compared to a loss of $2.3 million for the three months ended September 30, 2019. Foreign exchange loss was $9.7 million for the nine months ended September 30, 2020, compared to a gain of $2.2 million for the nine months ended September 30, 2019. Foreign currency exchange gain or loss is the result of the significant movements in foreign currency exchange rates in many of the geographies in which we conduct business and translation of intercompany loans at certain foreign subsidiaries, which are denominated in local currencies rather than the reporting currency, which is the United States dollar. Since such loans are expected to be settled at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates.

Other Income
Other income was $2.3 million for the three months ended September 30, 2020, as compared to other income of $5.1 million in the comparable quarter of 2019.  The decrease in other income for the three months ended September 30, 2020, as compared to the same period in 2019 was primarily attributable to a $4.7 million gain on the sale of shares of our investment in Wheels India Limited in September 2019.

Other income was $9.1 million for the nine months ended September 30, 2020, as compared to $7.5 million in the comparable period of 2019. The increase in other income for the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily attributable to proceeds of $4.9 million related to a property insurance settlement at Titan Tire Reclamation Corporation (TTRC) and a $1.3 million gain on the sale of shares of our investment in Wheels India Limited during February 2020 partially offset by a $2.0 million loss on the sale of remaining shares of our investment in Wheels India Limited in June 2020 and a $4.7 million gain on the sale of shares of our investment in Wheels India Limited in September 2019.

Provision (Benefit) for Income Taxes
The Company recorded income tax expense of $0.3 million and $2.1 million for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded income tax expense of $2.4 million and $0.8 million, respectively. The Company's effective income tax rate was (3)% and (11)% for the three months ended September 30, 2020 and 2019, respectively, and (5)% and (3)% for the nine months ended September 30, 2020 and 2019, respectively.

The Company’s 2020 and 2019 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses and partially offset by a reduction of the liability for unrecognized tax positions. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the nine months ended September 30, 2020 and 2019.

Net Loss and Loss per Share
Net loss for the third quarter of 2020 was $13.5 million, compared to net loss of $20.0 million in the comparable quarter of 2019. For the quarters ended September 30, 2020 and 2019, basic and diluted loss per share were $(0.21) and $(0.33), respectively. The Company's net loss and loss per share were due to the items previously discussed.

Net loss for the nine months ended September 30, 2020 was $45.6 million, compared to net loss of $25.7 million in the comparable period of 2019. For the nine months ended September 30, 2020 and 2019, basic and diluted loss per share was $(0.71) and$(0.43), respectively. The Company's net loss and loss per share were due to the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
SEGMENT INFORMATION

Segment Summary (amounts in thousands):

Three months ended September 30, 2020	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$153,067	$123,227	$28,478	$—	$304,772
Gross profit	16,191	12,409	2,717	—	31,317
Income (loss) from operations	3,091	656	(88)	(10,467)	(6,808)
Three months ended September 30, 2019
Net sales	$156,625	$155,659	$33,621	$—	$345,905
Gross profit	10,426	12,935	3,739	—	27,100
Loss from operations	(1,230)	(2,938)	(229)	(8,219)	(12,616)

Nine months ended September 30, 2020	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$473,272	$372,606	$86,527	$—	$932,405
Gross profit	45,830	34,777	7,821	—	88,428
Income (loss) from operations	5,389	(8,240)	1,042	(17,703)	(19,512)
Nine months ended September 30, 2019
Net sales	$512,639	$517,186	$117,051	$—	$1,146,876
Gross profit	46,798	50,806	13,068	—	110,672
Income (loss) from operations	17,062	8,293	3,120	(39,385)	(10,910)

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended			Nine months ended
	September 30,			September 30,
	2020	2019	% Increase/(Decrease)	2020	2019	% Increase/(Decrease)
Net sales	$153,067	$156,625	(2.3)%	$473,272	$512,639	(7.7)%
Gross profit	16,191	10,426	55.3%	45,830	46,798	(2.1)%
Income (loss) from operations	3,091	(1,230)	(351.3)%	5,389	17,062	(68.4)%

Net sales in the agricultural segment were $153.1 million for the three months ended September 30, 2020, as compared to $156.6 million for the comparable period in 2019, a decrease of 2.3%. Unfavorable currency translation, primarily in Latin America, Europe and Russia contributed 8.7% of this decrease which was partially offset by a 2.3% increase in sales volume primarily in Latin America and Europe. Favorable price/mix increased net sales by 4.1%. Lower sales volumes in North America were primarily caused by the effect of the COVID-19 pandemic, which continues to cause uncertainty for our customers, most notably OEM customers.

Gross profit in the agricultural segment was $16.2 million for the three months ended September 30, 2020, as compared to $10.4 million in the comparable quarter of 2019.  The increase in gross profit is primarily attributable to production efficiencies from company-wide cost reduction initiatives and lower raw material costs.

Income from operations in Titan's agricultural segment was $3.1 million for the three months ended September 30, 2020, as compared to a loss of $1.2 million for the three months ended September 30, 2019. The overall increase in income from operations is attributable to higher gross profit and overall cost reduction initiatives.

Net sales in the agricultural segment were $473.3 million for the nine months ended September 30, 2020, as compared to $512.6 million for the comparable period in 2019, a decrease of 7.7%. Lower sales volume in North America and Europe contributed 2.7% of this decrease while unfavorable currency translation across most non-US geographies further decreased net sales by 6.1%. Favorable price/mix increased net sales by 1.1%. Lower sales volumes were primarily caused by continued weakness in the commodity markets and the effect of the COVID-19 pandemic, which continues to cause significant uncertainty for our customers, primarily OEM customers.

Gross profit in the agricultural segment was $45.8 million for the nine months ended September 30, 2020, as compared to $46.8 million in the comparable quarter of 2019.  The decrease in gross profit is primarily attributable to the impact of lower sales volume and unfavorable foreign currency translation.

Income from operations in Titan's agricultural segment was $5.4 million for the nine months ended September 30, 2020, as compared to $17.1 million for the nine months ended September 30, 2019.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended			Nine months ended
	September 30,			September 30,
	2020	2019	% Increase/(Decrease)	2020	2019	% Increase/(Decrease)
Net sales	$123,227	$155,659	(20.8)%	$372,606	$517,186	(28.0)%
Gross profit	12,409	12,935	(4.1)%	34,777	50,806	(31.5)%
Income (loss) from operations	656	(2,938)	(122.3)%	(8,240)	8,293	(199.4)%

The Company's earthmoving/construction segment net sales were $123.2 million for the three months ended September 30, 2020, as compared to $155.7 million in the comparable quarter of 2019, a decrease of 20.8%. The decrease in earthmoving/construction sales was driven by decreased volume, which negatively impacted net sales by 19.4%. This decrease was primarily due to a tightening within the construction market in all of our geographies over the last year. The direct impact of COVID-19 accounted for approximately $8 million of the sales decrease due to plant shutdowns and market disruptions in Europe and Asia. Unfavorable currency translation in Europe, Latin America and Russia decreased net sales by 1.6% but was partially offset by improvements in pricing and product mix, which increased net sales by 0.1%.

Gross profit in the earthmoving/construction segment was $12.4 million for the three months ended September 30, 2020, as compared to $12.9 million for the three months ended September 30, 2019. The decrease in gross profit was primarily driven by the lower sales volume, which created certain production inefficiencies, the impact of COVID-19 and unfavorable foreign currency translation. However, gross profit margins for the segment improved to 10.1% in the three months ended September 30, 2020, compared to 8.3% in the corresponding prior period, as a result of actions taken to combat the current global economic situation, coupled with lower raw material costs. The Company's earthmoving/construction segment income from operations was $0.7 million for the three months ended September 30, 2020, as compared to a loss of $2.9 million for the three months ended September 30, 2019. Again, this improvement was due to cost containment measures taken to manage profitability during the last year in response to the market declines and the impact of the COVID-19 pandemic.

The Company's earthmoving/construction segment net sales were $372.6 million for the nine months ended September 30, 2020, as compared to $517.2 million for the nine months ended September 30, 2019, a decrease of 28.0%. The decrease in earthmoving/construction sales was driven by decreased volume, which negatively impacted net sales by 27.1%. This decrease was primarily due to a tightening within the construction market in all geographies, especially in our undercarriage business. The direct impact of COVID-19 accounted for approximately $48 million of the sales decrease due to plant shutdowns and market disruptions in Europe and Asia. Unfavorable currency translation across most non-US geographies decreased net sales by 2.4% but was partially offset by favorable pricing and product mix, which increased net sales by 1.5%.

Gross profit in the earthmoving/construction segment was $34.8 million for the nine months ended September 30, 2020, as compared to $50.8 million for the nine months ended September 30, 2019. The decrease in gross profit was primarily driven by the lower sales volume, which created certain production inefficiencies, the impact of COVID-19 and unfavorable foreign currency translation. The Company's earthmoving/construction segment loss from operations was $8.2 million for the nine months ended September 30, 2020, as compared to income of $8.3 million for the nine months ended September 30, 2019.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Consumer Segment Results
Consumer segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended			Nine months ended
	September 30,			September 30,
	2020	2019	% Increase/(Decrease)	2020	2019	% Increase/(Decrease)
Net sales	$28,478	$33,621	(15.3)%	$86,527	$117,051	(26.1)%
Gross profit	2,717	3,739	(27.3)%	7,821	13,068	(40.2)%
(Loss) income from operations	(88)	(229)	(61.6)%	1,042	3,120	(66.6)%

Consumer segment net sales were $28.5 million for the three months ended September 30, 2020, as compared to $33.6 million for the three months ended September 30, 2019, a decrease of approximately 15.3%. This decrease was driven by lower sales volume, especially in North America and Australia, which negatively impacted net sales by 20.8% as well as unfavorable currency translation, primarily in Latin America and Russia, which decreased net sales by 12.2%. Favorable pricing and product mix contributed 17.7% to net sales during the period.

Gross profit from the consumer segment was $2.7 million for the three months ended September 30, 2020, as compared to $3.7 million for the three months ended September 30, 2019 due primarily to lower sales in the light utility truck markets. Consumer segment loss from operations was $0.1 million for the three months ended September 30, 2020, as compared to a loss of $0.2 million for the three months ended September 30, 2019.

Consumer segment net sales were $86.5 million for the nine months ended September 30, 2020, as compared to $117.1 million for the nine months ended September 30, 2019, a decrease of approximately 26.1%. This decrease was driven by lower sales volume, especially in North America, Latin America and Australia, which negatively impacted net sales by 21.6% and unfavorable currency translation, primarily in Latin America and Russia, which decreased net sales by 7.8%. Favorable price mix increased net sales by 3.4%. The decline in Latin America continued to be driven by lower demand for light utility truck tires and the impact of COVID-19, while declines in other geographies related to a shift in focus to agriculture and earthmoving/construction products.

Gross profit from the consumer segment was $7.8 million for the nine months ended September 30, 2020, as compared to $13.1 million for the nine months ended September 30, 2019 due primarily to lower sales in the light utility truck markets. Consumer segment income from operations was $1.0 million for the nine months ended September 30, 2020, as compared to income of $3.1 million for the nine months ended September 30, 2019.

Corporate & Unallocated Expenses
Income from operations on a segment basis did not include unallocated loss of $10.5 million for the three months ended September 30, 2020, and $17.7 million for the nine months ended September 30, 2020, as compared to $8.2 million for the three months ended September 30, 2019 and $39.4 million for the nine months ended September 30, 2019. The year over year difference is related to a refinement of the allocation process, which enabled the Company to identify previously unallocated expenses that belonged within other segments along with management actions to reduce SG&A costs at the corporate level.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of September 30, 2020, the Company had $98.8 million of cash, an increase of $32.0 million from December 31, 2019, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Nine months ended September 30,
	2020	2019	Change
Net loss	(45,596)	(25,714)	$(19,882)
Depreciation and amortization	40,376	41,347	(971)
Deferred income tax provision	(3,616)	(738)	(2,878)
Foreign currency translation (gain) loss	9,812	(2,327)	12,139
Accounts receivable	(22,909)	16,124	(39,033)
Inventories	36,664	36,920	(256)
Prepaid and other current assets	(1,133)	(3,073)	1,940
Accounts payable	2,351	(24,998)	27,349
Other current liabilities	28,753	3,634	25,119
Other liabilities	(678)	(5,884)	5,206
Other operating activities	3,407	(4,079)	7,486
Cash provided by operating activities	$47,431	$31,212	$16,219

In the first nine months of 2020, operating activities provided $47.4 million of cash primarily due to reduction of inventories by $36.7 million and increase in other current liabilities by $28.8 million. Cash flows provided by operating activities were negatively impacted by increases in accounts receivable of $22.9 million and positively impacted by increases in accounts payable of $2.4 million. Included in the net loss of $45.6 million were non-cash charges for depreciation and amortization of $40.4 million, foreign currency translation loss of $9.8 million, $4.9 million property insurance settlement, $3.6 million asset impairment, and a $0.7 million loss on the sale of shares of Wheels India Limited.

Operating cash flows increased $16.2 million when comparing the first nine months of 2020 to the comparable period in 2019. Net loss in the first nine months of 2020 increased from a $19.9 million loss in the first nine months of 2019. When comparing the first nine months of 2020 to the comparable period in 2019, cash flows from operating activities increased primarily due to favorable comparability of accounts payable and other current liabilities by $27.3 million and $25.1 million, respectively.

Summary of the components of cash conversion cycle:

	September 30,	December 31,	September 30,
	2020	2019	2019
Days sales outstanding	58	56	63
Days inventory outstanding	99	111	105
Days payable outstanding	(53)	(53)	(57)
Cash conversion cycle	104	114	111

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Nine months ended September 30,
	2020	2019	Change
Capital expenditures	$(13,350)	$(26,254)	$12,904
Payments related to redeemable noncontrolling interest	—	(71,722)	71,722
Sale of Wheels India Limited shares	32,852	—	32,852
Other investing activities	5,862	1,354	4,508
Cash provided by (used for) investing activities	$25,364	$(96,622)	$121,986
Net cash provided by investing activities was $25.4 million in the first nine months of 2020, as compared to net cash used of $96.6 million in the first nine months of 2019. Other investing activities for the nine months ended September 30, 2020 includes $32.9 million from the sale of shares of our investment in Wheels India Limited and $4.9 million from the proceeds of a property insurance settlement. The Company made payments of $71.7 million related to satisfaction of obligations relating to the settlement put option under the Shareholders’ Agreement in the first nine months of 2019. The Company invested a total of $13.4 million in capital expenditures in the first nine months of 2020, compared to $26.3 million in the comparable period of 2019. Capital expenditures during the first nine months of 2020 and 2019 represent critical equipment replacement and improvements, along with new tools, dies and molds related to new product development. The overall capital outlay for 2020 is being suppressed as a direct response to cash preservation activities as a result of COVID-19 impacts on the business.
Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Nine months ended September 30,
	2020	2019	Change
Proceeds from borrowings	$85,991	$124,153	$(38,162)
Payment on debt	(116,601)	(59,296)	(57,305)
Dividends paid	(603)	(901)	298
Other financing activities	(2,723)	—	(2,723)
Cash (used for) provided by financing activities	$(33,936)	$63,956	$(97,892)
In the first nine months of 2020, $33.9 million of cash was used for financing activities. Proceeds from borrowings provided $86.0 million, which was offset by payments on debt of $116.6 million. Repayment of the domestic revolving crediting facility occurred during the first nine months of 2020 reducing the outstanding balance from $36.0 million at December 31, 2019 to $0.0 million at September 30, 2020. In the first nine months of 2019, $64.0 million of cash was provided by financing activities. This cash was primarily provided through debt financing, with borrowing providing $124.2 million, offset by payments on debt of $59.3 million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Debt Restrictions
The Company’s revolving credit facility (credit facility) and indenture relating to the 6.50% senior secured notes due 2023 contain various restrictions, including:
•When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($12.5 million as of September 30, 2020), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);
•Limits on dividends and repurchases of the Company’s stock;
•Restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge, or otherwise fundamentally change the ownership of the Company;
•Limitations on investments, dispositions of assets, and guarantees of indebtedness; and
•Other customary affirmative and negative covenants.
These restrictions could limit the Company’s ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, or take advantage of business opportunities, including future acquisitions.

Liquidity Outlook
At September 30, 2020, the Company had $98.8 million of cash and cash equivalents. At September 30, 2020, under the Company's $125 million credit facility, there were $0 million in borrowings, $19.7 million in outstanding letters of credit, and the amount available totaled $61.4 million. Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. The cash and cash equivalents balance of $98.8 million included $93.7 million held in foreign countries.

We have taken measures to limit our capital expenditures for the remainder of 2020 and are expecting forecasted full year capital expenditures to be approximately $20 million. Cash payments for interest are currently forecasted to be approximately $15 million for the remainder of 2020 based on September 30, 2020 debt balances. The forecasted interest payments are comprised primarily of the semi-annual payment of approximately $13 million (paid in May and November) for the 6.50% senior secured notes.

Cash and cash equivalents, totaling $98.8 million at September 30, 2020, along with anticipated internal cash flows from operations and utilization of remaining available credit facilities, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures. Potential divestitures and unencumbered assets are also a means to provide for future liquidity needs.

Titan has taken actions to obtain additional financial flexibility and credit capabilities from our banking partners and other sources throughout our global operations over the course of the first nine months of 2020. Additionally, we are focused on reducing discretionary spending and improving profitability through various measures, which include working capital improvements and monetization of non-core assets. During the quarter ended September 30, 2020 and continuing for the remainder of 2020, we are managing business disruption due to the impact of COVID-19; however, we do not anticipate that this impact will cause the Company to violate any financial covenants with respect to its debt agreements. In addition, as a result of the measures that are currently being undertaken by management, the Company does not anticipate any significant liquidity constraints during the foreseeable future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	November 4, 2020	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID A. MARTIN
David A. Martin
SVP and Chief Financial Officer
(Principal Financial Officer)