Form 10-K
period 2020-12-31
TITAN INTERNATIONAL INC
filed 2021-03-04
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the shares of common stock of the registrant held by non-affiliates as of June 30, 2020, was approximately $89 million based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2020.
Indicate the number of shares of Titan International, Inc. outstanding: 61,460,936 shares of common stock, $0.0001 par value, as of February 26, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders, to be held on June 10, 2021, are incorporated by reference into Part III of this Form 10-K.

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
•the Company's ability to meet conditions of loan agreements;
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
•ability to maintain satisfactory labor relations;
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

PART I

ITEM 1 – BUSINESS

OVERVIEW
Titan International, Inc., together with its subsidiaries (Titan or the Company), is a global wheel, tire, and undercarriage industrial manufacturer and supplier that services customers across the globe.  Titan traces its roots to the Electric Wheel Company in Quincy, Illinois, which was founded in 1890.  Titan was originally incorporated in 1983 and has increased its global footprint and enhanced product offerings through major acquisitions which include the following:
•2005 - The Goodyear Tire & Rubber Company’s North American farm tire assets
•2006 - Off-the-road (OTR) tire assets of Continental Tire North America
•2011 - The Goodyear Tire & Rubber Company's Latin American farm tire business
•2012 - 56% controlling interest in Planet Corporation Group, now known as Titan Australia
•2013/2014 - A noncontrolling interest in Voltyre-Prom, a leading producer of agricultural and industrial tires, which owns and operates an over two million square foot manufacturing facility located in Volgograd Russia; and
•2018 - The remaining 44% interest in Titan Australia
•2019 - An additional 21.4% interest in Voltyre-Prom (from 42.9% to 64.3%) resulting in controlling interest

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

BUSINESS SEGMENTS
Titan designs and manufactures products for OEMs and aftermarket customers in the agricultural, earthmoving/construction, and consumer markets. For additional information concerning the revenues, expenses, income from operations, and assets attributable to each of the segments in which the Company operates, see Note 29 to the Company's consolidated financial statements, included in Part II, Item 8 of this annual report.

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

•Strong Market Position
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

•Wheel and Tire Manufacturing Capabilities
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

•Long-Term Core Customer Relationships
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

BUSINESS STRATEGY
We are the worldwide leader in manufacturing and distribution of wheels, tires, assemblies and undercarriage products and to serve our customers' needs through product innovation and quality service in the Company's key markets: agriculture, earthmoving/construction, and consumer. Other strategic considerations include:

•Tire Technology
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

•Increase Aftermarket Tire Business
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

•Improve Operating Efficiencies
The Company regularly works to improve the operating efficiency of assets and manufacturing facilities. Titan integrates each facility’s strengths through, among other things, transfer of equipment and business to the facilities that are best equipped to handle the work, which enables Titan to increase utilization and spread operating costs over a greater volume of products. Titan continues to implement a comprehensive program to refurbish, modernize, and enhance the technology of its manufacturing equipment. Titan has also made investments to streamline processes, increase productivity, and lower costs in the selling, general and administrative areas.

•Enhance Design Capabilities and New Product Development
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

•Reduction of Non-Core Assets and Other Strategic Considerations
The Company has reduced non-core assets and continues to explore ways to improve underperforming assets in an effort to improve cash flow and working capital and reduce debt. During 2020, the Company sold non-core assets with total cash proceeds of approximately $55 million resulting in cash improvement and company-wide debt reduction.

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

HUMAN CAPITAL
The Company’s key human capital management objectives are to attract, retain and develop talent to deliver on the Company’s strategy. To support these objectives, the Company’s human resources programs are designed to: keep people safe and healthy; develop talent to prepare them for critical roles and leadership positions; and facilitate internal talent mobility.

The Company focuses on the following in managing its human capital:

Health and safety: We have a safety program that focuses on implementing management systems, policies and training programs and performing assessments evaluate whether workers are trained properly and help prevent injuries and incidents. Our employees are empowered with stop-work authority which enables them to immediately stop any unsafe or potentially hazardous working condition or behavior they may observe. We utilize a mixture of indicators to assess the safety performance of our operations, including total recordable injury rate, preventable motor vehicle incidents per million miles, corrective actions and near miss frequency. We also recognize outstanding safety behaviors through our annual awards program. Importantly, during the COVID-19 pandemic, our continuing focus on health and safety enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues safe.

Compensation programs and employee benefits: Our compensation and benefits programs provide a package designed to attract, retain and motivate employees. In addition to competitive base salaries, the Company provides a variety of short-term, long-term and commission-based incentive compensation programs to reward performance relative to key financial, human capital and customer experience metrics. We offer comprehensive benefit options including retirement savings plans, medical insurance, prescription drug benefits, dental insurance, vision insurance, accident and critical illness insurance, life and disability insurance, health savings accounts, flexible spending accounts, legal insurance, auto/home insurance and identity theft insurance. Additionally, we have conducted three company-wide stock grant programs for employees with the most recent grant program took place in 2020.

Employee experience and retention: To evaluate the success of our employee experience and retention efforts, we monitor a number of employee measures, such as employee retention, internal promotions and referrals. We host town hall meetings that are designed to provide an open and frequent line of communication for all employees and to engage with our full team.

Training and development: The Company is committed to the continued development of its people. We also offer various training and development programs, including an undergraduate tuition assistance program. Our employee evaluation process encourages performance and development check-ins throughout the year to provide for development across the Company.

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

•Wheel Manufacturing Process
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

•Tire Manufacturing Process
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

•Wheel and Tire Assemblies
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

•Undercarriage Manufacturing Process
The undercarriage components (track groups, track and carrier rollers, idler assemblies, and sprockets) are all manufactured from steel and produced according to ITM specifications or if requested alternatively according to customer specification.

All tractor type track groups (up to 250 ton class) produced by the Company are built from five major parts: shoes, right and left hand links, pins, bushings and bolts and nuts. Shoes are manufactured from different shapes of hot rolled profiles (depending on application), sheared to length, and then heat treated for high wear bending and breaking resistance. Alternatively shoes are obtained from heat treated steel cast in the Company foundry. Right and left hand links are die forged, trimmed, mass heat treated, machined, and finally induction hardened on rail surface for optimal wear and fatigue resistance. Pins are made from round bars that are cut, machined, heat treated, and surface finished. Bushings are generally cold extruded, machined, mass heat treated, and finally carburized or induction hardened or through hardened for wear resistance and optimal toughness. All monobloc type track groups (250ton class up) are high alloyed heavy castings, heat treated, induction hardened and machined to purpose in the Company foundry.
The lifetime lubricated and maintenance-free track and carrier rollers are assembled with three major components: single or double flange roller shells (typically hot forged in halves, deep hardened, friction or arc welded, and finish machined with metallurgical characteristics depending upon size and application), shafts (generally cut from bars or forged, mass heat treated, rough machined, induction hardened, and ground) and casted brackets to fit the rollers onto the machine.
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

•Quality Control
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

•International Operations
The Company operates manufacturing facilities in Latin America, Europe and Russia. The Latin American, European and Russian operations accounted for 17%, 21%, and 6% of the Company's net sales, respectively, for the year ended December 31, 2020 and 18%, 22% and 6% of net sales, respectively, for the year ended December 31, 2019.

RAW MATERIALS
Steel, natural rubber, synthetic rubber, carbon black, bead wire, and fabric are the primary raw materials used by the Company.  To help ensure a consistent steel supply, Titan purchases raw steel from various steel mills and maintains relationships with steel processors for steel preparation.  The Company is not dependent on any single producer for its steel supply; however, some components do have limited suppliers.  Rubber and other raw materials for tire manufacture represent some of the Company’s largest commodity expenses.  Titan has developed a procurement strategy and practice designed to mitigate price risk and lower cost. Titan buys rubber in markets where there are usually several sources of supply.  In addition to the development of key domestic suppliers, the Company’s strategic procurement plan includes international steel and rubber suppliers to assure competitive price and quality in the global marketplace.  As is customary in the industry, the Company does not have long-term contracts for the purchase of steel or rubber and, therefore, purchases are subject to price fluctuations.

RESEARCH, DEVELOPMENT, AND ENGINEERING
The Company’s research, development, and engineering staff tests original designs and technologies and develops new manufacturing methods to improve product performance.  Titan’s engineering and manufacturing resources are focused on designing quality products that address the needs of our customers and end-users across the markets that Titan serves.  Titan’s team of experienced engineers continuously work on new and improved engineered solutions that evolve with today’s applications for the off-highway wheel, tire, and assembly markets. Titan's advantage as both a wheel and tire manufacturer allows the Company to design, test, and bring to market innovative solutions to meet the specific needs of its customers. For example, Titan has developed the LSW technology, featuring a larger rim diameter and a smaller sidewall than standard tires, which helps reduce power hop, road lope, soil compaction, and provides improved safety and performance. Research and development (R&D) expenses are expensed as incurred.  R&D costs were $9.0 million, $9.9 million, and $11.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.

CUSTOMERS
Titan’s 10 largest customers accounted for 35% of net sales for the year ended December 31, 2020, and 38% for the year ended December 31, 2019.  Net sales to Deere & Company in Titan's agricultural, earthmoving/construction, and consumer segments combined represented 11% of the Company's consolidated revenues for the year ended December 31, 2020. No other customer accounted for 10% or more of Titan's net sales in 2020.  Management believes the Company is not dependent on any single customer; however, certain products are dependent on a few customers.  While the loss of any substantial customer could impact Titan’s business, the Company believes that its diverse product mix and customer base should minimize a longer-term impact caused by any such loss.

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

SEASONALITY
Agricultural equipment sales are seasonal by nature.  Farmers generally order equipment to be delivered before the growing season.  Shipments to OEMs in the agricultural industry in the U.S. and Europe usually peak during the Company’s first and second quarters for the spring planting period, while shipments in Latin America usually peak during the Company's second and third quarters for the fall planting period.  Earthmoving/construction and consumer segments have historically experienced higher demand in the first and second quarters.  These segments are affected by mining, building, economic conditions and various global commodity prices.

EMPLOYEES
At December 31, 2020, the Company employed approximately 6,800 people worldwide, including approximately 4,500 located outside the United States.

At December 31, 2020, the employees at each of the Company's Bryan, Ohio; Freeport, Illinois; and Des Moines, Iowa facilities, which collectively account for approximately 45% of the Company’s U.S. employees, were covered by collective bargaining agreements which are scheduled to expire in November 2021.

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

AVAILABLE INFORMATION
The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are made available, without charge, through the Company’s website located at www.titan-intl.com under "Investor Relations" as soon as reasonably practicable after they are filed with the Securities and Exchange Commission (SEC).  You can also obtain copies of these materials by accessing the SEC’s website at www.SEC.gov.  The following documents are also posted on the Company’s website:

•Corporate Governance Policy
•Code of Business Conduct
•Audit Committee Charter
•Compensation Committee Charter
•Nominating Committee Charter
•Corporate Governance Committee Charter
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

Supplier and Raw Material Price Exposure
•The Company is exposed to price fluctuations of key commodities.
The Company uses various raw materials, most significantly steel, natural rubber, synthetic rubber, carbon black, bead wire, and fabric in manufacturing its products across all of its market segments. The Company does not generally enter into long-term commodity contracts and does not use derivative commodity instruments to hedge exposures to commodity market price fluctuations.  Therefore, the Company is exposed to price fluctuations of key commodities.   In addition, our business is susceptible to increases in other costs such as energy and natural gas prices to run our operating facilities as a result of factors beyond our control, including unfavorable weather conditions. Although the Company attempts to pass on certain material price and other cost increases to its customers, there is no assurance that the Company will be able to do so in the future.  Any increase in the price of steel and rubber that is not passed on to customers could result in declining margins and have a material adverse effect on Titan’s financial condition and results of operations.
•Demand for global logistical services, including container shortages, can negatively impact the cost of delivery to the end customer and unexpected delays in meeting delivery requirements to the end customer.

The Company uses various logistical providers and transportation methods including containers to transport its products to the end customers. The overall demand for containers depends largely on the rate of world trade and economic growth. During the first quarter of 2021, the global economy has experienced a surge in demand worldwide for logistical services which has resulted in a global shortage of shipping containers, congested seaports and capacity constraints on vessels, among other challenges. The Company is exposed to significant price fluctuations on global shipping costs as well as uncertainty in terms of shipping delays as a result of the container demand and shortages. While the Company does attempt to pass on certain shipping and delivery related charges to its customer, there is no assurance that the Company will be able to do so into the future which could result in declining margins and have a material adverse effect on Titan's financial condition and results of operations.

•The Company relies on a limited number of suppliers.
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

•The Company has international operations and purchases raw material from foreign suppliers
The Company had total aggregate net sales outside the United States of approximately $675.9 million, $776.1 million, and $890.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. Net sales outside the United States have become a significant proportion of total net sales, accounting for 54% of net sales for the year ended December 31, 2020, and 54% and 56% for each of the years ended December 31, 2019, and 2018, respectively. Net sales from these international operations are expected to continue to represent a similar portion of total net sales for the foreseeable future.

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

Industry and Customer Base
•The Company operates in cyclical industries and is subject to changes in the economy.
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
The agricultural equipment industry is affected by crop prices, farm income and farmland values, weather, export markets, and government policies. The earthmoving/construction industry is affected by the levels of government and private construction spending and replacement demand. The mining industry, which is within the earthmoving/construction industry, is affected by raw material commodity prices. The consumer products industry is affected by consumer disposable income, weather, competitive pricing, energy prices, and consumer attitudes. In addition, the performance of these industries is sensitive to interest rate and foreign exchange rate changes and varies with the overall level of economic activity. The cyclical and volatile nature of the industries on which our sales are substantially dependent results in significant fluctuations in profits and cash flow from period to period and over the business cycle.

•The Company’s revenues are seasonal in nature due to Titan’s dependence on seasonal industries.
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

•The Company’s customer base is relatively concentrated.
The Company’s ten largest customers, which are primarily original equipment manufacturers (OEMs), accounted for 35% of Titan’s net sales for 2020. Net sales to Deere & Company represented 11% of total 2020 sales. No other customer accounted for 10% or more of Titan's net sales in 2020. Titan’s business could be adversely affected if one of its larger customers reduces, or otherwise eliminates in full, its purchases from Titan due to work stoppages or slow-downs, financial difficulties, as a result of termination provisions, competitive pricing, or other reasons.  There is also continuing pressure from OEMs to reduce costs, including the cost of products and services purchased from outside suppliers such as Titan, and in that regard OEMs may develop in-house tire and wheel capabilities.  There can be no assurance that Titan will be able to maintain its long-term relationships with its major customers which could have an adverse effect on the Company's results of operations.

•The Company faces substantial competition from domestic and international companies.
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

•The Company could be negatively impacted if Titan fails to maintain satisfactory labor relations.
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

Liquidity
•The Company’s revolving credit facility and other debt obligations contain covenants that could limit the Company's financial and operational flexibility.
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

International
•The Company may be affected by unfair trade.
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

•The Company may be adversely affected by changes in government regulations and policies.
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

Additionally, the United Kingdom (UK) officially withdrew from the EU (Brexit) on December 31, 2020. There is uncertainty as to the scope, nature and terms of the relationship between the UK and the EU after the Brexit Transition Period. This uncertainty could adversely impact customer or investor confidence, result in additional market volatility, legal uncertainty and divergent national laws and regulations.

Legal and Compliance
•Unfavorable outcomes of legal proceedings could adversely affect Titan's results of operations.

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

•The Company is subject to anti-corruption laws and regulations.
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

•The Company may be subject to product liability and warranty claims.
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

•The Company is subject to risks associated with climate change regulations.
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
•The Company is subject to risks associated with environmental laws and regulations.
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

•The Company is subject to corporate governance requirements, and costs related to compliance with, or failure to comply with, existing and future requirements could adversely affect Titan’s business.
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

•The Company is subject to risks associated with maintaining adequate disclosure controls and internal controls over financial reporting.
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
Information Technology and Data Protection
•The Company may be adversely affected by a disruption in, or failure of, information technology systems.
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

•The Company is subject to governmental laws, regulations and other legal obligations related to privacy and data protection.
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

General
•The COVID-19 pandemic has adversely impacted, and will likely continue to adversely affect, the Company's business, operating results and financial condition.

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

If the pandemic continues and conditions worsen, we may experience additional adverse impacts on our operational and commercial activities, costs, customer orders, and collections of accounts receivable, which may be material, and the extent and nature of these adverse impacts on our future operational and commercial activities, costs, customer orders and our collections remains uncertain even if conditions begin to improve. Furthermore, the pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, foreign currency exchange rates and interest rates. Due to the continued uncertainty of the pandemic and the range of governmental and community reactions thereto, there is uncertainty around its duration, ultimate impact and the timing of recovery. Therefore, the pandemic could lead to an extended disruption of economic activity and could materially impact our business, our consolidated results of operations, financial position, cash flows and/or market capitalization, and result in asset impairment charges, including long-lived assets.

•The Company is subject to foreign currency translation risk.
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

•The Company may incur additional tax expense or tax exposure.
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

•The Company is subject to risks related to uncertainties in global and regional economic conditions.
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

•The Company is not insured against all potential losses and could be harmed by natural disasters, catastrophes, or sabotage.
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

•Acquisitions/divestitures may require significant resources and/or result in significant losses, costs, or liabilities.
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

	Approximate square footage
Location	Owned	Use	Segment
Volzhsky, Russia	2,153	Manufacturing, distribution	All segments
Union City, Tennessee	2,149	Manufacturing, distribution	All segments
Des Moines, Iowa	1,930	Manufacturing, distribution	All segments
Sao Paulo, Brazil	1,282	Manufacturing, distribution	All segments
Quincy, Illinois	1,205	Manufacturing, distribution	All segments
Freeport, Illinois	1,202	Manufacturing, distribution	All segments

The Company’s total properties by continent are detailed by the location, size, and focus as provided in the table below (amounts in thousands):

	Approximate square footage
Location	Owned	Leased	Use	Segment
North America	7,552	657	Manufacturing, distribution	All segments
Europe	3,967	19	Manufacturing, distribution	All segments
South America	2,929	118	Manufacturing, distribution	All segments
Australia		1,351	Manufacturing, distribution	All segments
Asia	646	281	Manufacturing, distribution	All segments

The Company considers each of its facilities to be in good condition and adequate for present use.  Management believes that the Company has sufficient capacity to meet current market demand with the active facilities.

ITEM 3 – LEGAL PROCEEDINGS

The Company is subject, from time to time, to certain legal proceedings and claims arising out of the normal course of its business, which cover a wide range of matters, including environmental issues, product liability, contracts, and labor and employment matters. See Note 25 to the Company's consolidated financial statements in Part IV, Item 15 of this Form 10-K for further discussion.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol TWI.  As of February 26, 2021, there were approximately 350 holders of record of Titan common stock.

PERFORMANCE COMPARISON GRAPH
The performance graph below compares cumulative total return on the Company’s common stock over the past five years against the cumulative total return of the Standard & Poor’s 600 Agricultural & Farm Machinery Index, and against the Standard & Poor’s 500 Stock Index.  The graph depicts the value on December 31, 2020, of a $100 investment made on December 31, 2015, in Company common stock and each of the other two indices, with all dividends reinvested.  The stock price performance reflected below is based on historical results and is not necessarily indicative of future stock price performance.

The performance graph is not deemed to be “soliciting material” or to be “filed” with the SEC for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Titan under the Securities Act of 1933 or the Exchange Act.

	Fiscal Year Ended December 31,
	2015	2016	2017	2018	2019	2020
Titan International, Inc.	$100.00	$286.78	$331.80	$120.96	$94.93	$131.67
S&P 500 Index	100.00	109.54	130.81	122.65	158.07	182.59
S&P 600 Agricultural & Farm Machinery Index	100.00	135.36	133.79	126.88	101.89	136.46

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS
Management’s discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of the financial statements included in this annual report with a narrative from the perspective of the management of Titan International, Inc. (together with its subsidiaries, Titan, or the Company) on Titan’s financial condition, results of operations, liquidity, and other factors which may affect the Company’s future results. You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes in "Item 8. Financial Statements and Supplementary Data." The following discussion includes forward-looking statements about our business, financial condition, and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs, and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements” and "Item 1A. Risk Factors" in Part 1 of this Form 10-K.

COVID-19 Pandemic
In December 2019, a novel strain of coronavirus ("COVID-19") was reported in Wuhan, China. During March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. The emergence of COVID-19 and its global spread presents significant risks to the Company, some of which the Company is unable to fully evaluate or even foresee. The COVID-19 pandemic adversely affected the Company’s financial results and business operations for the year ended December 31, 2020 and economic and health conditions in the United States and across most of the globe have continued to change since then. In some of the countries where the Company has operations and where COVID-19 has been widespread (such as the Company’s European and Latin America locations), the Company’s operations were significantly curtailed during March through May 2020. The Company’s operations resumed with additional sanitary and other protective health measures, which increased operating costs throughout the year. We expect these additional measures to continue into the foreseeable future and we seek to ensure the safety and welfare of Titan’s employees. The Company's operations did not return to historical levels until later in the second half of 2020.
Due to the above circumstances and as described generally in this Form 10-K, the Company’s results of operations for the year ended December 31, 2020 are not necessarily indicative of the results to be expected in the future. Management cannot predict the full impact of the COVID-19 pandemic on the economic conditions generally, on the Company’s customers and, ultimately, on the Company. The nature, extent and duration of the effects of the COVID-19 pandemic on the Company are highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

BUSINESS
For a description of the Company’s business and segments see Part 1, Item 1 of this Form 10-K.

MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
Agriculture-related commodity prices began to improve in 2020, particularly during the fourth quarter. Market conditions across the globe are expected to improve in 2021. Improved farmer income, an aging large equipment fleet and lower equipment inventory levels are all factors which are anticipated to support improved demand for our products. Many of our customers are forecasting growth, providing further optimism of sustained stability in the market. North America and Latin America are currently expected to experience the largest growth in 2021. Many more variables, including weather, volatility in the price of commodities, grain prices, export markets, foreign currency exchange rates, government policies, subsidies, and the demand for used equipment can greatly affect the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction market experienced declines in 2020 due in large part to global economic uncertainty and the impacts of COVID-19. The construction market is primarily driven by GDP by country and the need for infrastructure developments. Demand for larger construction equipment used for highways and infrastructure began to tighten in 2019 and continued throughout 2020. Mining industry equipment demand also began to soften within certain regions in the second half of 2019 and continued throughout 2020. The market outlook for 2021 is expected to improve modestly over 2020 sales volumes achieved, but remains relatively uncertain and will depend on the pace of improvement to global economic conditions including the return to normalized supply and demand levels in light of the COVID-19 pandemic. Mining is primarily driven by both the demand for and pricing of commodities. Demand for Titan's products in the mining industry is expected to improve modestly compared to 2020 for the full year, as customers have been cautious in spending on capital and replacement parts due to the COVID-19 pandemic and concerns regarding near-term global economic stability. The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers, in addition to the impact of COVID-19.

CONSUMER MARKET OUTLOOK
The consumer market consists of several distinct product lines within different regions. These products include light truck tires, turf equipment, specialty products, and train brakes. Overall, the Company expects the markets to stabilize through 2021 due to pent up demand from historically lower sales volume achieved during 2020. The consumer segment is affected by many variables including consumer spending, interest rates, government policies, and other macroeconomic drivers.

SUMMARY OF RESULTS OF OPERATIONS

The following table sets forth the Company’s statement of operations expressed as a percentage of net sales for the periods indicated.  This table and subsequent discussions should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included elsewhere in this annual report.

	As a Percentage of Net Sales Year ended December 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of sales	89.7	91.1
Asset impairment	1.2	—
Gross profit	9.1	8.9
Selling, general and administrative expenses	10.4	9.5
Research and development	0.7	0.7
Royalty expense	0.8	0.7
(Loss) income from operations	(2.8)	(2.0)
Interest expense	(2.4)	(2.2)
Foreign exchange gain (loss)	(0.9)	0.3
Other income	1.5	0.6
(Loss) income before income taxes	(4.6)	(3.3)
Income tax provision	0.6	0.2
Net (loss) income	(5.2)%	(3.5)%
Net loss attributable to noncontrolling interests	(0.4)	(0.2)
Net (loss) income attributable to Titan	(4.8)%	(3.3)%

In addition, the following table sets forth components of the Company’s net sales classified by segment:

(amounts in thousands)	2020	2019	2018
Agricultural	$634,652	$652,558	$694,268
Earthmoving/construction	510,150	648,753	741,733
Consumer	114,511	147,355	166,407
Total	$1,259,313	$1,448,666	$1,602,408

FISCAL YEAR ENDED DECEMBER 31, 2020, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2019

RESULTS OF OPERATIONS

Highlights for the year ended December 31, 2020, compared to 2019 (amounts in thousands):

	2020	2019	% Increase (Decrease)
Net sales	$1,259,313	$1,448,666	(13.1)%
Cost of sales	1,130,194	1,319,662	(14.4)%
Asset impairment	14,800	—	n/a
Gross profit	114,319	129,004	(11.4)%
Selling, general and administrative expenses	130,942	137,697	(4.9)%
Research and development expenses	9,013	9,859	(8.6)%
Royalty expense	9,715	9,880	(1.7)%
(Loss) income from operations	$(35,351)	$(28,432)	(24.3)%

Net Sales
Net sales for the year ended December 31, 2020 were $1.26 billion, compared to $1.45 billion for the year ended December 31, 2019, a decrease of 13.1%, driven by sales decreases in all segments. This decrease reflects the challenges in the earthmoving/construction market as a result of a slowdown of the global construction market, particularly in Europe. Approximately $57 million in reduced sales, compared to the same period of 2019, was attributable to disrupted markets in Europe, Latin America and Asia resulting from the COVID-19 pandemic, primarily in the second and third quarters of 2020. Overall, net sales volume was down 8.1% and unfavorable currency translation further decreased net sales by 5.0%.

Cost of Sales, Asset Impairment and Gross Profit
Cost of sales was $1.13 billion for the year ended December 31, 2020, compared to $1.32 billion for 2019. Gross profit for 2020 was $114.3 million, or 9.1% of net sales, compared to $129.0 million, or 8.9% of net sales, for 2019. The decrease in gross profit was driven by lower sales volume and an approximately $15 million unfavorable gross profit impact from the COVID-19 pandemic.

Gross profit was negatively impacted by an asset impairment charge of $13.8 million related to certain machinery and equipment located at Titan Tire Reclamation Corporation (TTRC) in Canada as a result of market declines, which indicated the remaining book value of the equipment was more than the fair market value. In addition, there were restructuring charges recorded during 2020 totaling $1.7 million relating to a plant closure in the United States, along with redundancy payments as part of a program to reduce production costs in Italy. Excluding the impact of the impairment and restructuring charges, the gross profit margin improved from 2019, based on several factors, most notably lower raw material costs from tailwinds in the commodity markets throughout the year, primarily caused by the COVID-19 pandemic. In addition, management had a strong focus on reducing variable overhead costs in production facilities to combat the effects of lower sales volume.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the year ended December 31, 2020, were $130.9 million, or 10.4% of net sales, down 4.9%, compared to $137.7 million, or 9.5% of net sales, for 2019.  The decrease in SG&A was primarily due to lower professional fees related to investments in information technology related to ongoing stabilization of an enterprise resource planning (ERP) software implementation within North America during 2019, lower payroll, marketing and travel related expenses resulting from company-wide initiatives to lower costs, as well as, $2.7 million in costs related to the Company's proposed ITM undercarriage public listing in 2019. These reductions were partially offset by a $5.0 million contingent legal accrual related to the settlement of the Dico case and an impairment charge of $6.0 million related to certain customer relationships in Australia as a result of attrition of several customers since the business was initially acquired in 2012.

Research and Development Expenses
Research and development (R&D) expenses for the year ended December 31, 2020, were $9.0 million, or 0.7% of net sales, compared to $9.9 million, or 0.7% of net sales, for 2019. R&D spending reflects initiatives to improve product designs and an ongoing focus on quality. The decrease in R&D expenses was primarily attributable to lower payroll related costs and other professional fees, as a result of management initiatives to decrease costs to manage through the downturn in sales and the COVID-19 pandemic, while maintaining a balance to continue to drive product innovation.

Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. Royalty expenses for the year ended December 31, 2020 were $9.7 million compared to $9.9 million for 2019.

Loss from Operations
Loss from operations for the year ended December 31, 2020 was $35.4 million, or 2.8% of net sales, compared to loss of $28.4 million, or 2.0% of net sales, for 2019.  This increase in the loss from operations was primarily driven by lower net sales and the net result of the items previously discussed, but most notably the asset impairment charges totaling $20.8 million and the restructuring charges of $1.7 million recorded in 2020. The asset impairment charges for the year ended December 31, 2020 are comprised of the following: $13.8 million is related to certain machinery and equipment located at TTRC as a result of market declines, $6.0 million is related to certain customer relationships in Australia as a result of attrition of several customers since the business was initially acquired, and $1.0 million is related to inventory impairment as part of the closure of the Saltville, Virginia wheel operations.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense for 2020 and 2019 was $30.6 million and $32.0 million, respectively. The decrease in interest expense was primarily due to reduction in borrowings under Titan's revolving credit facility and lower interest rates on borrowings.

Foreign Exchange (Loss) Gain
Foreign currency loss was $11.0 million for the year ended December 31, 2020, compared to a gain of $4.0 million for the year ended December 31, 2019. Foreign currency exchange gain or loss is the result of the significant movements in foreign currency exchange rates in many of the geographies in which we conduct business and translation of intercompany loans at certain foreign subsidiaries, which are denominated in local currencies rather than the reporting currency, which is the United States dollar. Since such loans are expected to be settled at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates. A portion of the foreign currency loss in 2020 was due to closeout of loans as part of an ongoing initiative to rationalize Titan's legal entity structure and ongoing management of the intercompany capital structure.

Other Income
Other income was $18.8 million for the year ended December 31, 2020, compared to other income of $8.4 million for 2019, an increase of $9.3 million. The increase in other income was primarily attributable to the proceeds of $8.6 million related to a property insurance settlement at TTRC, a $4.9 million gain on the sale of our Brownsville, Texas facility, offset by a $0.7 million loss on the sale of shares of our investment in Wheels India Limited during 2020. A $4.7 million gain was realized on the sale of shares of our investment in Wheels India Limited in September 2019.

Provision for Income Taxes
The Company recorded tax expense for income taxes of $6.9 million and $3.5 million for the years ended December 31, 2020 and 2019, respectively. The Company's effective tax rate was (11.9)% in 2020 and (7.2)% in 2019.

The Company’s 2020 and 2019 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses and a reduction of the liability for unrecognized tax positions. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the years ended December 31, 2020 and 2019.

Net Loss
Net loss for the year ended December 31, 2020, was $65.1 million, compared to net loss of $51.5 million for 2019. Basic loss per share was $0.99 for the year ended December 31, 2020, compared to $0.84 for 2019. Diluted loss per share was $(0.99) for the year ended December 31, 2020, compared to $0.84 for 2019. The Company's lower net income and earnings per share were due to the items previously discussed.

SEGMENT INFORMATION

Segment Summary (Amounts in thousands)

2020	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$634,652	$510,150	$114,511	$—	$1,259,313
Gross profit	65,408	37,885	11,026	—	114,319
(Loss) income from operations	9,838	(21,620)	1,085	(24,654)	(35,351)
2019
Net sales	$652,558	$648,753	$147,355	$—	$1,448,666
Gross profit	55,971	57,678	15,355	—	129,004
Income (loss) from operations	10,991	(1,892)	1,849	(39,380)	(28,432)

Agricultural Segment Results
Agricultural segment results were as follows:

(Amounts in thousands)	2020	2019	% Increase / (Decrease)
Net sales	$634,652	$652,558	(2.7)%
Gross profit	65,408	55,971	16.9%
Income from operations	9,838	10,991	(10.5)%

Net sales in the agricultural market were $634.7 million for the year ended December 31, 2020, compared to $652.6 million for 2019, a decrease of 2.7%. Overall, unfavorable foreign currency translation of 6.8% and unfavorable price/mix of 0.8% contributed to the decrease in net sales which was partially offset by a volume increase of 4.8% experienced by the majority of our geographic locations except for our North America wheel operations and our undercarriage business in Europe. Lower sales volumes for these businesses were primarily caused by challenging market conditions and economic softness due to the impact of the COVID-19 pandemic.

Gross profit in the agricultural market was $65.4 million, or 10.3% of net sales, for 2020, compared to $56.0 million, or 8.6% of net sales, for 2019.   The increase in gross profit and margin was driven by favorable global raw material prices and operational improvements and efficiencies experienced during 2020. Particularly, North American wheel improved operations and experienced efficient supply chains during 2020 compared to elevated steel inventories and related costs in the second and third quarters of 2019. Income from operations in the agricultural market was $9.8 million for the year 2020, compared to $11.0 million for 2019.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows:

(Amounts in thousands)	2020	2019	% Decrease
Net sales	$510,150	$648,753	(21.4)%
Gross profit	37,885	57,678	(34.3)%
Loss from operations	(21,620)	(1,892)	1,043%

The Company's earthmoving/construction market net sales were $510.2 million for the year ended December 31, 2020, compared to $648.8 million for 2019, a decrease of 21.4%. The decrease in earthmoving/construction net sales was driven by decreased volume of 19.4% and unfavorable foreign currency translation of 2.3% of net sales. Price/mix was flat year over year. The direct impact of the COVID-19 pandemic accounted for approximately $53 million of the sales decrease due to plant shutdowns and market disruptions in Europe and Asia, primarily in the first half of 2020. Lower sales volume was experienced in all geographies and also a result of tightening within the construction market which was most impactful in our undercarriage business.

Gross profit in the earthmoving/construction market was $37.9 million, or 7.4% of net sales, for the year ended December 31, 2020, compared to $57.7 million, or 8.9% of net sales, for the year ended December 31, 2019. During 2020, there were impairment charges of $13.8 million related to certain machinery and equipment located at TTRC in Canada, as a result of market declines, which indicated the remaining book value of the equipment is more than the fair market value. In addition, an impairment charge of $6.0 million related to certain customer relationships in Australia as a result of attrition of several customers since the business was initially acquired. The Company's earthmoving/construction market loss from operations was $21.6 million for the year 2020, compared to loss from operations of $1.9 million for 2019. The decrease in both gross profit and income from operations in 2020, compared to the same period in 2019, was primarily due to the impairment charges, coupled with lower sales volume due to tightening within the construction market particularly in our undercarriage business and as a result of the COVID-19 pandemic.

Consumer Segment Results
Consumer segment results were as follows:

(Amounts in thousands)	2020	2019	% Decrease
Net sales	$114,511	$147,355	(22.3)%
Gross profit	11,026	15,355	(28.2)%
Income from operations	1,085	1,849	(41.3)%

Consumer market net sales were $114.5 million for the year ended December 31, 2020, compared to $147.4 million for 2019, a decrease of 22.3%.  The decrease in consumer net sales was primarily due to unfavorable sales volumes of 15.5% and unfavorable foreign currency translation, primarily in Latin America, which negatively impacted net sales by 8.9%. This was partially offset by favorable price/mix of 2.1%. During a significant portion of 2020, sales in Latin America’s light utility truck tire sector were negatively impacted by dislocation in the market from effects of the COVID-19 pandemic.

Gross profit from the consumer market was $11.0 million for 2020, or 9.6% of net sales, compared to $15.4 million, or 10.4% of net sales, for 2019, which was primarily caused by certain production inefficiencies from lower sales volume. Consumer segment income from operations was $1.1 million for 2020, compared to $1.8 million for 2019.

Corporate & Unallocated Expenses
Income from operations on a segment basis does not include corporate expenses of approximately $24.7 million and $39.4 million for the year ended December 31, 2020 and 2019, respectively. Unallocated expenses are primarily comprised of corporate selling, general and administrative expenses. The decrease year-over-year was due to the continued refinement of the allocation process, which enabled the Company to identify previously unallocated expenses that belonged within other segments along with management actions to reduce SG&A costs at the corporate level.

FISCAL YEAR ENDED DECEMBER 31, 2019, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2018

The comparison of the 2019 results to 2018 has been omitted from this Form 10-K and can be found in the Company's Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 4, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of December 31, 2020, the Company had $117.4 million of cash, an increase of $50.6 million from December 31, 2019, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Year ended December 31,
	2020	2019	Change
Net loss	$(65,077)	$(51,519)	$(13,558)
Depreciation and amortization	54,655	54,376	279
Asset impairment	20,823	—	20,823
Loss (gain) on sale of Wheels India Limited shares	(4,152)	(4,695)	543
Gain on property insurance settlement	(8,657)	—	(8,657)
Accounts receivable	(15,236)	56,832	(72,068)
Inventories	37,747	63,654	(25,907)
Prepaid and other current assets	2,312	1,912	400
Accounts payable	11,942	(53,183)	65,125
Other current liabilities	24,025	(10,155)	34,180
Other liabilities	(13,226)	(5,438)	(7,788)
Other operating activities	12,073	(6,342)	18,415
Net cash provided by operating activities	$57,229	$45,442	$11,787

For the year ended December 31, 2020, operating activities provided cash of $57.2 million, driven by decreases in inventories of $37.7 million and increases in accounts payable and other current liabilities of $11.9 million and $24.0 million partially offset by increases in accounts receivable $15.2 million. Included in net loss of $65.1 million were non-cash charges for depreciation and amortization of $54.7 million and asset impairments of $20.8 million primarily related to TTRC property, plant and equipment and the customer relationships intangible asset in Australia.

Cash provided by operating activities increased by $11.8 million when comparing 2020 to 2019. This increase was due to the overall improvement of working capital as a result of company-wide initiatives surrounding inventory management partially offset by the impact of lower sales in 2020, which resulted in a decrease of $13.6 million in net income.

Summary of the components of cash conversion cycle:

	December 31,	December 31,
	2020	2019
Days sales outstanding	54	56
Days inventory outstanding	99	111
Days payable outstanding	(56)	(53)
Cash conversion cycle	97	114

Cash conversion cycle decreased by 17 days during 2020 from 2019 due to strategic improvement in inventory management including more accurate demand forecasting and strategic sourcing of raw materials. Further, the decrease is also due to continued focus on customer cash collections and favorable management of accounts payable and supplier payment terms.

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Year ended December 31,
	2020	2019	Change
Capital expenditures	$(21,680)	$(36,414)	$14,734
Sale of Wheels India Limited shares	32,852	19,021	13,831
Payments related to redeemable noncontrolling interest	—	(71,722)	71,722
Other investing activities	22,049	(3,476)	25,525
Cash provided by (used for) investing activities	$33,221	$(92,591)	$125,812
Net cash provided by investing activities was $33.2 million in 2020, compared to cash used of $92.6 million in 2019. Other investing activities during 2020 includes $32.9 million from the sale of shares of our investment in Wheels India Limited, $8.6 million from the proceeds of a property insurance settlement and $11.4 million from the sale of our Brownsville, Texas facility. In September 2019, the Company sold shares of its investment in Wheels India Limited for $19.0 million.

The Company invested a total of $21.7 million in capital expenditures in 2020, compared to $36.4 million in 2019. Capital expenditures represent various equipment purchases and improvements to enhance production capabilities of Titan’s existing business and maintain existing equipment. The overall capital outlay for 2020 was suppressed as a direct response to cash preservation activities as a result of COVID-19 impacts on the business. During 2019, the Company made payments of $71.7 million in satisfaction of obligations relating to the settlement put option under the Shareholders' Agreement. Refer to Note 13 for additional information.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Year ended December 31,
	2020	2019	Change
Proceeds from borrowings	$91,639	$134,227	$(42,588)
Payment on debt	(126,393)	(100,901)	(25,492)
Dividends paid	(603)	(1,204)	601
Other financing activities	(3,208)	—	—
Cash (used for) provided by financing activities	$(38,565)	$32,122	$(67,479)
Net cash used for financing activities was $38.6 million in 2020 due to proceeds from borrowings of $91.6 million partially offset by debt payments of $126.4 million. The Company continued to focus on reduction of its overall debt levels during 2020 resulting in an overall decrease in the borrowings on the revolving credit facility from $36 million as of December 31, 2019 to no borrowings as of December 31, 2020.

Debt Restrictions
The Company’s revolving credit facility (credit facility) and indenture relating to the 6.50% senior secured notes due 2023 contain various restrictions which include:
•When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($12.5 million as of December 31, 2020), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);
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

LIQUIDITY OUTLOOK
At December 31, 2020, the Company had $117.4 million of cash and cash equivalents. At December 31, 2020, under the Company's $125 million credit facility, there were no outstanding borrowings, $19.7 million in outstanding letters of credit, and the amount available totaled $50.9 million. Titan’s availability under this domestic facility may be less than $125 million as a result of any outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. The cash and cash equivalents balance of $117.4 million includes $100.4 million held in foreign countries.

Capital expenditures for 2021 are forecasted to be approximately $35 million to $40 million. These capital expenditures are anticipated to be used primarily to enhance the Company’s existing facilities and manufacturing capabilities and drive productivity gains.

Cash payments for interest are currently forecasted to be approximately $30 million in 2021, based on the Company's year-end 2020 debt balances and debt maturities. The forecasted interest payments are comprised primarily of the semi-annual interest payments totaling approximately $26 million (paid in May and November) for the 6.50% senior secured notes.
Subject to the terms of the agreements governing Titan's outstanding indebtedness, the Company may finance future acquisitions or joint ventures with cash on hand, cash from operations, additional indebtedness, issuing additional equity securities, and divestitures.

Cash and cash equivalents, totaling $117.4 million at December 31, 2020, along with anticipated internal cash flows from operations, and utilization of remaining available credit facilities, are expected to provide sufficient liquidity for working capital needs, debt maturities and capital expenditures. Potential divestitures and unencumbered assets are also a means to provide for future liquidity needs. Titan has taken actions to obtain additional financial flexibility and credit capabilities from our banking partners and other sources throughout our global operations during 2020, to gain flexibility as the markets recover in the future. We are managing the business cycle and disruption due to the impact of the COVID-19 pandemic; however, we do not anticipate that this impact will cause the Company to violate any financial covenants with respect to its debt agreements. In addition, as a result of the measures undertaken by management, the Company does not anticipate any significant liquidity constraints during the foreseeable future.

CONTRACTUAL OBLIGATIONS
The Company’s contractual obligations at December 31, 2020, consisted of the following (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
6.50% senior secured notes due 2023	$400,000	$—	$400,000	$—	$—
Other debt	67,827	31,119	22,635	8,971	5,102
Interest expense (a)	80,290	28,083	51,445	596	166
Operating and finance leases	31,396	10,292	13,709	4,170	3,225
Purchase obligations	16,982	13,504	2,384	1,094	—
Settlement of legal matter	12,021	9,327	2,694	—	—
Other long-term liabilities (b)	25,196	3,209	16,120	5,867	—
Total	$633,712	$95,534	$508,987	$20,698	$8,493
(a)Interest expense is estimated based on the Company’s year-end 2020 debt balances, maturities, and interest rates.  The estimates assume the credit facility borrowings are paid off during 2021.  The Company’s actual debt balances and interest rates may fluctuate in the future; therefore, actual interest payments may vary from those payments detailed in the above table.
(b)Other long-term liabilities represent the Company’s estimated funding requirements for defined benefit pension plans. The Company’s liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates, and other factors.  Certain of these assumptions are determined with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends and are subject to a number of risks and uncertainties and may lead to significantly different pension liability funding requirements.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2020, the Company did not have any off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).

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
Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates, and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements, and obligations.  The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries.  For more information concerning these obligations, see Note 23 for additional information.
The effect of hypothetical changes to selected assumptions on the Company’s frozen pension benefit obligations would be as follows (amounts in thousands):

		December 31, 2020		2021
Assumptions	Percentage Change	Increase (Decrease) PBO (a)	Increase (Decrease) Equity	Increase (Decrease) Expense
Pension
Discount rate	+/-5	$(5,318)/$5,829	$5,318/$5,829	$(243)/$229
Expected return on assets	+/-5			$(422)/$422
(a)Projected benefit obligation (PBO) for pension plans.
Product Warranties
The Company provides limited warranties on workmanship on its products in all market segments. The majority of the Company's products are subject to a limited warranty that ranges between less than one year and ten years, with certain product warranties being prorated after the first year. Actual warranty experience may differ from historical experience. The Company calculates an estimated warranty liability based on past warranty experience and the sales of products subject to that experience. The Company records warranty expense based on warranty payments made and changes to the estimated warranty liability. The Company's warranty liability was $15.0 million at December 31, 2020, and $14.3 million at December 31, 2019. The Company recorded warranty expense of $6.9 million for the year ended December 31, 2020, and $5.0 million for the year ended

December 31, 2019. The Company's estimated warranty liability and expense increased primarily as the result of higher net sales of product with historical warranty experience.

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

MARKET RISK

Foreign Currency Risk
The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of the Company's various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange derivative contracts to mitigate the currency risk. The Company is exposed to fluctuations in the Australian dollar, Brazilian real, British pound, euro, Russian ruble and other global currencies.   The Company’s net investment in foreign entities translated into U.S. dollars was $283.0 million at December 31, 2020, and $287.0 million at December 31, 2019.  The hypothetical potential loss in value of the Company’s net investment in foreign entities resulting from a 10% adverse change in foreign currency exchange rates at December 31, 2020, would have been approximately $28.3 million.

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

Interest Rate Risk
The Company is exposed to interest rate risk on its variable debt. The Company has a $125 million credit facility that has a variable interest rate.  As of December 31, 2020, the amount available under the credit facility was $50.9 million. If the credit facility were fully drawn to available funds, a change in the interest rate of 100 basis points, or 1%, would have changed the Company’s interest expense by approximately $0.5 million.  At December 31, 2020, there were no borrowings under the credit facility.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7 of this report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Part IV, Item 15 of this report, “Exhibits and Financial Statement Schedules.”

ITEM 9– CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in Titan's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Titan management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the "Internal Control-Integrated Framework (2013)." Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.
The effectiveness of Titan's internal control over financial reporting as of December 31, 2020, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report within this Form 10-K.

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

ITEM 9B – OTHER INFORMATION

On February 25, 2021, the Company amended and extended the Credit and Security Agreement, dated as of February 17, 2017, as amended, with agent BMO Harris Bank N.A. and the other financial institutions party thereto with respect to its $125 million revolving credit facility (the “Credit Facility”). The amended Credit Facility was extended for one year with the new maturity occurring on February 16, 2023. The amount available to be borrowed under the amended Credit Facility was reduced to $100 million at the Company’s request to better align with the current borrowing base consisting of eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. The amended Credit Facility can be expanded by up to $50 million at the Company’s option. The amended Credit and Security Agreement otherwise has terms substantially similar to those contained in the agreement prior to the amendment.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors
Information required by this item regarding the Company’s directors is incorporated herein by reference to the Company’s 2021 Proxy Statement under the captions “Proposal #1 - Election of Directors,” “Committees of the Board of Directors; Meetings” and “Corporate Governance.”

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

Paul G. Reitz, 48, joined the Company in July 2010 as Chief Financial Officer.  Mr. Reitz was appointed President in February 2014. In December 2016, Mr. Reitz was appointed President and Chief Executive Officer.

David A. Martin, 53, joined the Company in June 2018 as Chief Financial Officer. Prior to joining Titan, Mr. Martin served from 1993 to 2018 in various roles at Aegion Corporation, a global technology/service provider maintaining, protecting and strengthening infrastructure, primarily pipelines, that is listed on the NASDAQ Global Select Market. Mr. Martin’s roles included Chief Financial Officer from 2007 to November 2017.

Michael G. Troyanovich, 63, joined the Company in August 2011 as Assistant General Counsel. Mr. Troyanovich was appointed Secretary in December 2012, and General Counsel in June 2013.

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

ITEM 11 – EXECUTIVE COMPENSATION

Information required by this item regarding executive compensation is incorporated herein by reference to the Company’s 2021 Proxy Statement under the caption “Compensation of Executive Officers.”

ITEM 12– SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item regarding security ownership is incorporated herein by reference to the Company’s 2021 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item regarding relationships and related party transactions is incorporated herein by reference to the Company’s 2021 Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance” and also appears in Note 28 of the Company’s Notes to Consolidated Financial Statements.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item regarding audit fees and services is incorporated by reference herein to the Company’s 2021 Proxy Statement under the caption “Audit and Other Fees.”

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The accompanying Exhibit Index is incorporated herein by reference.

TITAN INTERNATIONAL, INC.
Exhibit Index
Annual Report on Form 10-K

Exhibit No.	DESCRIPTION
3.1 (a)	Titan International, Inc. Amended and Restated Certificate of Incorporation
3.2 (a)	Bylaws of the Company
4.1*	Description of Securities of the Registrant
4.2 (b)	Indenture, dated as of November 20, 2017, among Titan, the Guarantors named therein, the Trustee and the Collateral Trustee
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

10.13 (o)	Second Amendment to Credit and Security Agreement with agent BMO Harris Bank N. A. dated as of May 17, 2019
10.14 (p)	Sale Purchase Agreement among OEP Tire Russia L.P., Titan Luxembourg S.A.R.L., OEP II Partners, Co-Invest, L.P. and One Equity Partners V, L.P., dated July 30, 2019
10.15 (q)	Third Amendment to Credit and Security Agreement with agent BMO Harris Bank N. A. dated as of February 25, 2021
21*	Subsidiaries of the Registrant
22*	List of Subsidiary Guarantors
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** Confidential treatment has been granted with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

(a)Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on June 29, 2015 (No. 1-12936).
(b)Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on November 20, 2017 (No. 1-12936).
(c)Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on March 28, 2011.
(d)Incorporated by reference to exhibit 10.1 contained in the Company's Current Report on Form 8-K filed on December 23, 2015 (No. 1-12936).
(e)Incorporated by reference to exhibit 10.3 contained in the Company's Current Report on Form 8-K filed on December 9, 2016 (No. 1-12936).
(f)Incorporated by reference to exhibit 10.3 contained in the Company's Current Report on Form 8-K filed on December 23, 2015 (No. 1-12936).
(g)Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on June 15, 2018 (No. 1-12936).
(h)Incorporated by reference to exhibit 10.1 contained in the Company's Form 10-Q for the quarterly period ended March 31, 2016 (No. 1-12936).
(i)Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on February 29, 2016 (No. 1-12936).
(j)Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on October 3, 2016 (No. 1-12936).
(k)Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on February 23, 2017 (No. 1-12936).
(l)Incorporated by reference to exhibit 10 contained in the Company's Form 10-Q for the quarterly period ended September 30, 2018 (No. 1-12936).
(m)Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on February 11, 2019 (No 1-12936).
(n)Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on February 25, 2019 (No 1-12936).
(o)Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on May 21, 2019 (No 1-12936).
(p)Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 10-Q for the quarterly period ended September 30, 2019 (No 1-12936).
(q)Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on February 26, 2021 (No 1-12936).

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	March 3, 2021	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2021.

Signatures	Capacity

/s/ PAUL G. REITZ	President, Chief Executive Officer and Director
Paul G. Reitz	(Principal Executive Officer)
/s/ DAVID A. MARTIN	SVP and Chief Financial Officer
David A. Martin	(Principal Financial Officer and Principal Accounting Officer)
/s/ MAURICE M. TAYLOR JR.	Chairman
Maurice M. Taylor Jr.
/s/ RICHARD M. CASHIN JR.	Director
Richard M. Cashin Jr.
/s/ GARY L. COWGER	Director
Gary L. Cowger
/s/ MAX A. GUINN	Director
Max A. Guinn
/s/ DR. MARK RACHESKY	Director
Dr. Mark Rachesky
/s/ ANTHONY L. SOAVE	Director
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

The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  The consolidated financial statements as of December 31, 2020 have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Titan International, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Titan International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 3, 2021 expressed an unqualified opinion.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2012.

Chicago, Illinois
March 3, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Titan International, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Titan International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 3, 2021 expressed an unqualified opinion on those financial statements.
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

/s/ Grant Thornton LLP

Chicago, Illinois
March 3, 2021

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,
	2020	2019	2018
Net sales	$1,259,313	$1,448,666	$1,602,408
Cost of sales	1,130,194	1,319,662	1,404,142
Asset impairment	14,800	—	—
Gross profit	114,319	129,004	198,266
Selling, general and administrative expenses	130,942	137,697	134,789
Research and development expenses	9,013	9,859	11,146
Royalty expense	9,715	9,880	10,087
(Loss) income from operations	(35,351)	(28,432)	42,244
Interest expense	(30,554)	(32,004)	(28,349)
Foreign exchange (loss) gain	(11,025)	3,999	(11,179)
Other income	18,799	8,393	17,091
(Loss) income before income taxes	(58,131)	(48,044)	19,807
Provision for income taxes	6,946	3,475	6,762
Net (loss) income	(65,077)	(51,519)	13,045
Net loss attributable to noncontrolling interests	(4,689)	(3,094)	(3,042)
Net (loss) income attributable to Titan	(60,388)	(48,425)	16,087
Redemption value adjustment	—	(1,928)	(12,207)
Net (loss) income applicable to common shareholders	$(60,388)	$(50,353)	$3,880

(Loss) Earnings per common share:
Basic	$(.99)	$(.84)	$.06
Diluted	$(.99)	$(.84)	$.06
Average common shares and equivalents outstanding:
Basic	60,818	60,100	59,820
Diluted	60,818	60,100	59,909

Dividends declared per common share:	$.01	$.02	$.02

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(All amounts in thousands)

	Year ended December 31,
	2020	2019	2018
Net (loss) income	$(65,077)	$(51,519)	$13,045
Derivative loss	(413)	—	—
Currency translation adjustment	(4,140)	(8,949)	(41,966)
Pension liability adjustments, net of tax of $43, $133, and $(104), respectively	3,454	6,566	(3,650)
Comprehensive loss	(66,176)	(53,902)	(32,571)
Net comprehensive loss attributable to redeemable and noncontrolling interests	(7,185)	(1,533)	(6,488)
Comprehensive loss attributable to Titan	$(58,991)	$(52,369)	$(26,083)

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$117,431	$66,799
Accounts receivable (net of allowance of $3,782 and $3,714, respectively)	193,014	185,238
Inventories	293,679	333,356
Assets held for sale	—	7,203
Prepaid and other current assets	54,475	58,869
Total current assets	658,599	651,465
Property, plant and equipment, net	319,854	367,595
Operating lease assets	24,356	23,914
Deferred income taxes	2,591	2,331
Other long-term assets	26,484	69,002
Total assets	$1,031,884	$1,114,307

Liabilities
Current liabilities
Short-term debt	$31,119	$61,253
Accounts payable	167,210	158,647
Other current liabilities	131,382	107,253
Total current liabilities	329,711	327,153
Long-term debt	433,584	438,469
Deferred income taxes	3,895	6,672
Other long-term liabilities	63,429	78,025
Total liabilities	830,619	850,319

Commitments and contingencies: Notes 10, 25, 26 and 27

Redeemable noncontrolling interest	25,000	25,000

Equity
Titan stockholders' equity
Common stock ($0.0001 par, 120,000,000 shares authorized, 61,466,593 issued at December 2020 and 60,710,983 at December 2019)	—	—
Additional paid-in capital	532,742	532,070
Retained deficit	(135,025)	(74,334)
Treasury stock (at cost, 89,612 shares at December 2020 and 427,771 shares at December 2019)	(1,199)	(4,234)
Accumulated other comprehensive loss	(217,254)	(218,651)
Total Titan stockholders’ equity	179,264	234,851
Noncontrolling interests	(2,999)	4,137
Total equity	176,265	238,988
Total liabilities and equity	$1,031,884	$1,114,307

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(All amounts in thousands, except share data)

	Number of common shares	Common stock	Additional paid-in capital	Retained earnings (deficit)	Treasury stock	Stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2018	59,800,559	$—	$531,708	$(44,022)	$(8,606)	$(1,075)	$(157,076)	$320,929	$(10,845)	$310,084
Net income (loss) *				16,087				16,087	(1,951)	14,136
CTA, net of tax *							(38,520)	(38,520)	1,050	(37,470)
Pension liability adjustments, net of tax							(3,650)	(3,650)		(3,650)
Dividends declared				(1,201)				(1,201)		(1,201)
Accounting Standards Adoption				88				88	35	123
Acquisition of additional interest			(1,032)				(4,325)	(5,357)	5,208	(149)
Redemption value adjustment			(12,207)					(12,207)		(12,207)
Stock-based compensation	61,897		844		286			1,130		1,130
VIE Consolidation and distributions								—	(2,448)	(2,448)
Deferred compensation transactions			113			1,075		1,188		1,188
Issuance of treasury stock under 401(k) plan	54,517		72		489			561		561
Balance December 31, 2018	59,916,973	—	519,498	(29,048)	(7,831)	—	(203,571)	279,048	(8,951)	270,097
Net loss *				(48,425)				(48,425)	(2,275)	(50,700)
CTA, net of tax *							(10,510)	(10,510)	878	(9,632)
Pension liability adjustments, net of tax							6,566	6,566		6,566
Dividends declared				(1,207)				(1,207)		(1,207)
Accounting standards adoption				4,346			(4,933)	(587)		(587)
Redeemable noncontrolling interest activity			9,437					9,437	15,445	24,882
Acquisition of additional interest			6,203				(6,203)	—		—
Redemption value adjustment			(1,928)					(1,928)		(1,928)
Stock-based compensation	100,118		213		1,168			1,381		1,381
VIE consolidation and distributions								—	(2,968)	(2,968)
Record initial NCI								—	2,008	2,008
Issuance of treasury stock under 401(k) plan	266,121		(1,353)		2,429			1,076		1,076
Balance December 31, 2019	60,283,212	—	532,070	(74,334)	(4,234)	—	(218,651)	234,851	4,137	238,988
Net loss *				(60,388)				(60,388)	(4,689)	(65,077)
CTA, net of tax *							(1,644)	(1,644)	(2,496)	(4,140)
Pension liability adjustments, net of tax							3,454	3,454		3,454
Derivative loss							(413)	(413)		(413)
Dividends declared				(303)				(303)		(303)
Stock-based compensation	440,558		1,562		900			2,462		2,462
VIE deconsolidation and distributions								—	(559)	(559)
Noncontrolling interest contributions								—	608	608
Issuance of treasury stock under 401(k) plan	653,211		(890)		2,135			1,245		1,245
Balance December 31, 2020	61,376,981	$—	$532,742	$(135,025)	$(1,199)	$—	$(217,254)	$179,264	$(2,999)	$176,265
* Net income (loss) excludes income (loss) attributable to redeemable noncontrolling interest of $(1,091), $(819), and $0 for 2018, 2019, and 2020, respectively. CTA excludes $(4,496), $683 and $0 for 2018, 2019, and 2020, respectively.
See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
Cash flows from operating activities:	2020	2019	2018
Net (loss) income	$(65,077)	$(51,519)	$13,045
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	54,655	54,376	57,618
Asset impairment	20,823	—	—
Deferred income tax provision	(3,007)	(2,300)	(2,291)
Gain on building and investment sale	(4,152)	(4,695)	—
Gain on property insurance settlement	(8,657)	—	—
Stock-based compensation	2,462	1,381	1,130
Issuance of treasury stock under 401(k) plan	1,245	1,076	561
Foreign currency translation loss (gain)	12,444	(4,657)	3,149
(Increase) decrease in assets:
Accounts receivable	(15,236)	56,832	(36,092)
Inventories	37,747	63,654	(77,919)
Prepaid and other current assets	2,312	1,912	(5,377)
Other long-term assets	(1,071)	(1,842)	(13,054)
Increase (decrease) in liabilities:
Accounts payable	11,942	(53,183)	29,364
Other current liabilities	24,025	(10,155)	(2,866)
Other liabilities	(13,226)	(5,438)	(3,444)
Net cash provided by (used for) operating activities	57,229	45,442	(36,176)
Cash flows from investing activities:
Capital expenditures	(21,680)	(36,414)	(39,000)
Sale of Wheels India Limited shares	32,852	19,021	—
Proceeds from property insurance settlement	8,657	—	—
Payments related to redeemable noncontrolling interest	—	(71,722)	—
Other	13,392	(3,476)	2,069
Net cash provided by (used for) investing activities	33,221	(92,591)	(36,931)
Cash flows from financing activities:
Proceeds from borrowings	91,639	134,227	57,294
Payment on debt	(126,393)	(100,901)	(38,557)
Dividends paid	(603)	(1,204)	(1,201)
Other financing activities	(3,208)	—	—
Net cash (used for) provided by financing activities	(38,565)	32,122	17,536
Effect of exchange rate changes on cash	(1,253)	141	(6,314)
Net increase (decrease) in cash and cash equivalents	50,632	(14,886)	(61,885)
Cash and cash equivalents, beginning of year	66,799	81,685	143,570
Cash and cash equivalents, end of year	$117,431	$66,799	$81,685

Supplemental information:
Interest paid	$29,233	$32,498	$30,800
Income taxes paid, net of refunds received	$12,355	$10,416	$12,435
Non-cash information:
Deferred compensation obligation paid through the transfer of trust assets	$—	$—	$14,268

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

COVID-19 pandemic
The COVID-19 pandemic had an impact on the Company in 2020. Titan's workforce and operations were curtailed during March through May 2020 in some of the countries where the Company has operations and where COVID-19 has been widespread (such as the Company’s European and Latin America locations). The Company’s operations resumed and improved over the course of the year, while additional sanitary and other protective health measures increased operating costs. The Company's operations will continue to be impacted, depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for more normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date and numerous other uncertainties.

Cash and cash equivalents
The Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents. The cash in the Company's U.S. banks is not fully insured by the Federal Deposit Insurance Corporation. The Company had $100.4 million and $60.6 million of cash in foreign bank accounts at December 31, 2020 and 2019, respectively. The Company's cash in its foreign bank accounts is not fully insured.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest is capitalized on fixed asset projects which are constructed over a period of time.  The amount of interest capitalized is determined by applying a weighted average interest rate to the average amount of accumulated expenditures for the asset during the period.  The interest rate used is based on the rates applicable to borrowings outstanding during the period. No interest was capitalized in 2020, 2019 or 2018.
Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  The 6.50% senior secured notes due 2023, issued on November 20, 2017 (senior secured notes) were carried at cost of $396.9 million at December 31, 2020. The fair value of the senior secured notes due 2023 at December 31, 2020, as obtained through an independent pricing source, was approximately $370.5 million.
Investments
The Company sold its remaining equity method investment in Wheels India Limited (Wheels India) during 2020 resulting in net proceeds of $32.9 million and net loss of $0.7 million for the year ended December 31, 2020. This equity method investment was included in other long-term assets in the Consolidated Balance Sheets for the year ended December 31, 2019. The Company assesses the carrying value of its equity method investments whenever events and circumstances indicate that the carrying values may not be recoverable. Investment write-downs, if necessary, are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the asset. These write-downs, if any, are measured as the excess of the carrying value of the asset over the discounted expected future cash flows or the estimated fair value of the asset.
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

Revenue recognition
The Company records sales revenue when products are shipped to customers and when our performance obligations with our customer are satisfied.  Our obligations under the contracts are satisfied when we transfer control of our products to our customer which is generally upon shipment. Provisions are established for sales returns and uncollectible accounts based on historical experience.  Should trends change, adjustments would be necessary to the estimated provisions.

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

Research and development expense
Research and development (R&D) expenses are expensed as incurred.  R&D costs were $9.0 million, $9.9 million, and $11.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising
Advertising expenses are included in SG&A expense and are expensed as incurred.  Advertising costs were approximately $2.3 million, $3.7 million and $3.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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
Stock-based compensation
The Company has one stock-based compensation plan, which is described in Note 24.  Compensation expense for stock-based compensation is recognized over the requisite service period at the estimated fair value of the award at the grant date.  The Company granted 80,000 stock options in 2018. The Company did not grant stock options in 2020 and 2019. The Company granted 1,026,946, 355,201 and 376,500 restricted stock awards in 2020, 2019 and 2018, respectively.
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

Adoption of new accounting standards
In June 2016, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, we are required to use a forward-looking expected loss model that reflects losses that are probable rather than the incurred loss model for recognizing credit losses. The standard became effective for interim and annual periods beginning after December 15, 2019. In addition, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, which provides clarity on certain aspects of the amendments in ASU 2016-13. The Company adopted this guidance prospectively on January 1, 2020 and it did not have a material effect on the Company's condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-14, "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this update are effective for fiscal years ending after December 15, 2020. We adopted this ASU on December 31, 2020 and it did not have a material effect on the Company's condensed consolidated financial statements. See Note 23 for the adopted disclosure requirements as prescribed under ASU No. 2018-14.

In March 2020, the SEC issued a final rule that amends the disclosure requirements related to certain registered securities under SEC Regulation S-X Rule 3-10 with respect to the disclosure requirements related to issuers and guarantors of guaranteed debt securities. The final rule allows registrants to provide alternative financial disclosures in either the registrant’s MD&A or financial statements, rather than the previous requirement under Rule 3-10, which required condensed consolidating financial information within the financial statements. It also simplifies the requirements in Rule 3-10 that currently must be met for a parent company to qualify for exceptions allowing it to provide alternative disclosures rather than full audited financial statements. The final rule also reduces the periods for which summarized financial information is required to be presented to the most recent (1) annual period and (2) year-to-date interim period. The final rule applies to annual reports on Form 10-K for fiscal years ending after January 4, 2021 and quarterly reports on Form 10-Q for quarterly periods ending after January 4, 2021 and registrants may voluntarily comply with the final rule before the effective date. The Company adopted the disclosure requirements as of December 31, 2020 and it did not have a material effect on the Company’s consolidated financial statements.

Accounting standards issued but not yet adopted
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We do not believe this will have a material impact on our financial statements.

2. ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2020 and 2019, consisted of the following (amounts in thousands):

	2020	2019
Accounts receivable	$196,796	$188,952
Allowance for doubtful accounts	(3,782)	(3,714)
Accounts receivable, net	$193,014	$185,238

Accounts receivable are reduced by an estimated allowance for doubtful accounts which is based on known risks and historical losses.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. INVENTORIES

Inventories at December 31, 2020 and 2019, consisted of the following (amounts in thousands):

	2020	2019
Raw material	$78,733	$83,569
Work-in-process	36,485	48,369
Finished goods	178,461	201,418
	$293,679	$333,356

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2020 and 2019, consisted of the following (amounts in thousands):

	2020	2019
Factory supplies	$24,006	$27,742
Value added tax	9,579	11,755
Prepaid expense	11,930	10,357
Contract receivable	528	2,753
Prepaid insurance	1,411	1,843
Deposits	651	578
Prepaid taxes	2,403	1,951
Duty receivable	1,545	1,545
Other	2,422	342
	$54,475	$58,869

5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31, 2020 and 2019, consisted of the following (amounts in thousands):

	2020	2019
Land and improvements	$43,943	$44,386
Buildings and improvements	245,619	249,168
Machinery and equipment	583,847	605,205
Tools, dies, and molds	111,189	113,603
Construction-in-process	11,282	16,237
	995,880	1,028,599
Less accumulated depreciation	(676,026)	(661,004)
	$319,854	$367,595

Depreciation, including depreciation on capital leases, related to property, plant, and equipment for the years 2020, 2019 and 2018 totaled $51.3 million, $50.9 million, and $53.9 million, respectively.

The Company recorded a $13.8 million asset impairment charge during the year ended December 31, 2020 related to certain machinery and equipment located at Titan Tire Reclamation Corporation (TTRC) in Canada as a result of market declines, which indicated the remaining book value of the equipment is more than the fair market value.

During 2020, the Company took steps towards the finalization of the closure of its wheel operations in Saltville, Virginia, with plans for completion by the first half of 2021. As a part of this process, the Company expects to incur disposal costs related to the closure but an estimated amount or range of amounts has not yet been determined. There are approximately $0.5 million of net property, plant and equipment at this location.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company sold its Brownsville, Texas facility in November 2020 resulting in sales proceeds of $11.4 million and a gain on sale of $4.9 million. The sales proceeds are included in other line item within the investing activities section of the Consolidated Statement of Cash Flows. The Company reclassified the building and related assets of its Brownsville, Texas facility totaling $7.2 million to Assets held for sale on its Consolidated Balance Sheets as of December 31, 2019 as the facility was held for sale as of September 30, 2020.

6. OTHER LONG-TERM ASSETS

Other long-term assets at December 31, 2020 and 2019, consisted of the following (amounts in thousands):

	2020	2019
Prepaid software	$10,792	$10,809
Other equity investments	5,601	4,973
Amortizable intangibles	1,975	9,766
Manufacturing spares	1,964	2,456
Deferred financing costs	141	264
Investment in Wheels India Limited	—	33,982
Notes receivable	—	2,000
Other	6,011	4,752
	$26,484	$69,002

7. INTANGIBLE ASSETS

The components of intangible assets for each of the years ended December 31, 2020 and 2019, were as follows (amounts in thousands):

	Weighted- Average Useful Lives (in Years)	2020	2019
Amortizable intangible assets:
Customer relationships	0	$—	$12,629
Patents, trademarks, and other	10.43	10,181	11,598
Total at cost		10,181	24,227
Less accumulated amortization		(8,206)	(14,461)
		$1,975	$9,766

During the fourth quarter of 2020, the Company recorded an impairment charge of $6.0 million related to the customer relationships intangible asset in Australia as a result of attrition of several customers since the business was initially acquired in 2012.

Amortization related to intangible assets for the years 2020, 2019, and 2018 totaled $2.3 million, $2.2 million, and $2.3 million, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated aggregate amortization expense at December 31, 2020, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

2021	$472
2022	144
2023	144
2024	139
2025	123
Thereafter	953
$1,975

8. OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2020 and 2019, consisted of the following (amounts in thousands):

	2020	2019
Wages and benefits	$34,654	$24,979
Warranty	15,040	14,334
Insurance	11,964	12,358
Accrued other taxes	10,071	4,912
Incentive compensation	9,449	6,878
Settlement of legal matter (see footnote 25)	9,327	—
Operating lease liability	7,533	6,729
Customer rebates	6,299	5,812
Foreign government grant (1)	4,799	1,217
Accrued interest	2,338	2,374
Customer deposits	1,945	6,396
Other	17,963	21,264
	$131,382	$107,253
(1) The amount relates foreign government grant programs related to certain capital development projects in Italy and Spain. The grants were recorded as deferred income which will be amortized over the life of the capital development projects.

9. WARRANTY

Changes in the warranty liability for the periods set forth below consisted of the following (amounts in thousands):

	2020	2019
Warranty liability, January 1	$14,334	$16,328
Provision for warranty liabilities	6,853	4,965
Warranty payments made	(6,147)	(6,959)
Warranty liability, December 31	$15,040	$14,334

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following as of the dates set forth below (amounts in thousands):

	December 31, 2020
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(3,124)	$396,876
Titan Europe credit facilities	49,583	—	49,583
Other debt	18,244	—	18,244
Total debt	467,827	(3,124)	464,703
Less amounts due within one year	31,119	—	31,119
Total long-term debt	$436,708	$(3,124)	$433,584

	December 31, 2019
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(4,040)	$395,960
Titan Europe credit facilities	43,591	—	43,591
Revolving credit facility	36,000	—	36,000
Other debt	24,171	—	24,171
Total debt	503,762	(4,040)	499,722
Less amounts due within one year	61,253	—	61,253
Total long-term debt	$442,509	$(4,040)	$438,469
The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term debt, at December 31, 2020 and December 31, 2019, were approximately 6.5% for both periods.
Aggregate maturities of long-term debt at December 31, 2020, for each of the years (or other periods) set forth below were as follows (amounts in thousands):

2021	$31,119
2022	12,378
2023	410,257
2024	6,287
2025	2,684
Thereafter	5,102
$467,827

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
Titan Europe credit facilities
The Titan Europe credit facilities included borrowings from various institutions totaling $49.6 million in aggregate principal amount at December 31, 2020. Maturity dates on this debt range from less than one year to five years. The Titan Europe facilities are primarily secured by the assets of Titan's subsidiaries in Italy, Spain, Germany, and Brazil.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolving credit facility
The Company has a $125 million revolving credit facility (credit facility) with agent BMO Harris Bank N.A. and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and is scheduled to mature in February 2022. See Note 32 for additional information related to the amendment to this credit facility. From time to time Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At December 31, 2020, there were no borrowings under the credit facility, an $19.7 million letter of credit and the amount available under the facility totaled $50.9 million based on eligible accounts receivable and inventory balances.

Other Debt
The Company has working capital loans at Titan Pneus do Brasil Ltda and Voltyre-Prom at various interest rates, which totaled $11.8 million and $5.3 million at December 31, 2020, respectively. Maturity dates on this debt range from less than one year to two years.

11. OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2020 and 2019, consisted of the following (amounts in thousands):

	2020	2019
Accrued pension liabilities	$24,326	$31,080
Operating lease liability	17,137	17,360
Foreign government grant (1)	10,279	8,227
Contingencies	2,694	6,500
Income tax liabilities	804	4,503
Other	8,189	10,355
	$63,429	$78,025
 (1) The amount relates foreign government grant programs related to certain capital development projects in Italy and Spain. The grants were recorded as deferred income which will be amortized over the life of the capital development projects.

12. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. These derivative financial instruments are recognized at fair value.

For the year ended December 31, 2020, the Company recorded derivative loss of $0.4 million related to certain derivative contracts entered into during the year. The Company has designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is included within the Consolidated Statements of Comprehensive Income.

For the year ended December 31, 2019, the Company recorded currency exchange gain of $0.9 million related to these derivatives. The Company has not designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is recorded as an offset to currency exchange gain/loss.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following is a reconciliation of redeemable noncontrolling interest as of December 31, 2019 (amounts in thousands):

Balance at January 1, 2019	$119,813
Reclassification as a result of Agreement regarding put option	(49,883)
Payment of redeemable noncontrolling interest	(46,722)
Loss attributable to redeemable noncontrolling interest	(819)
Currency translation	683
Redemption value adjustment	1,928
Balance at December 31, 2019	$25,000
As of December 31, 2020, the value of the redeemable noncontrolling interest held by RDIF remained at $25 million, the value of the shares of restricted stock to be issued pursuant to the terms of the Agreement.

This obligation represents the value of the restricted shares of Titan common stock due to RDIF on December 31, 2020, and is presented in the Condensed Consolidated Balance Sheet in redeemable noncontrolling interest, which is treated as mezzanine equity.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following at the dates set forth below (amounts in thousands):

	Currency Translation Adjustments	Loss on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2019	$(175,794)	$—	$(27,777)	$(203,571)
Currency translation adjustments	(10,510)		—	(10,510)
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior service cost, net of tax of $133	—		6,566	6,566
Reclassification as result of ownership change	(6,203)		—	(6,203)
Reclassification from AOCI to retained earnings - adoption of ASU 2018-02	—		(4,933)	(4,933)
Balance at December 31, 2019	(192,507)	—	(26,144)	(218,651)
Currency translation adjustments	(1,644)		—	(1,644)
Defined benefit pension plan entries:
Amortization of unrecognized losses and prior service cost, net of tax of $43	—		3,454	3,454
Derivative loss	—	(413)	—	(413)
Balance at December 31, 2020	$(194,151)	$(413)	$(22,690)	$(217,254)

15. STOCKHOLDERS’ EQUITY

The Company did not repurchase any shares of Titan common stock in 2020, 2019, or 2018.  The Company records treasury stock using the cost method. On June 11, 2020, the Board of Directors unanimously approved the suspension of the Company’s quarterly common stock dividend until further notice. Titan paid aggregate cash dividends of $.005 per share of common stock for the first quarter of 2020 and then the Company's quarterly stock dividend was suspended for the remainder of 2020. Titan paid $.02 per share in 2019 and 2018.  Dividends declared totaled $0.3 million for 2020 and $1.2 million for 2019 and 2018.

16. VARIABLE INTEREST ENTITIES

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

As the primary beneficiary of these variable interest entities (VIEs), the VIEs’ assets, liabilities, and results of operations are included in the Company’s consolidated financial statements as of, and for the year ended, December 31, 2020. The other equity holders’ interests are reflected in “Net loss attributable to noncontrolling interests” in the Consolidated Statements of Operations and “Noncontrolling interests” in the Consolidated Balance Sheets.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Consolidated Balance Sheets at December 31, 2020 and 2019 (amounts in thousands):

	2020	2019
Cash and cash equivalents	$1,431	$2,190
Inventory	971	1,070
Other current assets	2,156	1,027
Property, plant, and equipment, net	1,253	1,327
Other noncurrent assets	—	—
Total assets	$5,811	$5,614

Current liabilities	557	1,110
Noncurrent liabilities	1,899	579
Total liabilities	$2,456	$1,689

All assets in the above table can only be used to settle obligations of the consolidated VIE to which the respective assets relate. Liabilities are non-recourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

The Company holds a variable interest in certain VIEs which are not consolidated because Titan is not the primary beneficiary. The Company's involvement with these entities is in the form of direct equity interests and prepayments and purchases of materials. The maximum exposure to loss represents the loss of assets recognized by Titan relating to non-consolidated entities and amounts due to the non-consolidated assets. The assets and liabilities recognized in Titan's Consolidated Balance Sheets related to Titan's interest in these non-consolidated VIEs and the Company's maximum exposure to loss relating to non-consolidated VIEs were as follows at December 31, 2020 and 2019 (amounts in thousands):

	2020	2019
Investments	$5,623	$4,973
Other current assets	—	—
Total VIE assets	5,623	4,973
Accounts payable	3,377	2,006
Maximum exposure to loss	$9,000	$6,979

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. FAIR VALUE MEASUREMENTS

ASC 820 Fair Value Measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as:

Level 1 – Quoted prices in active markets for identical instruments.

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Fair value, nonrecurring, Level 2 and 3 measurements from impairments consisted of the following (amounts in thousands):

	Fair Value
	Level 2	Level 3	Impairment Charges
	December 31, 2020		2020
Property, plant and equipment	$1,874	$—	$13,793
Customer relationship	—	—	6,023
Total	$1,874	$—	$19,816
Inventory impairment (1)			1,007
Total			$20,823
(1) As part of the closure of the Saltville, Virginia wheel operations, the Company recorded an inventory impairment charge of $1.0 million for the year ended December 31, 2020.

The fair value measurements and impairment charges shown above for property, plant and equipment pertain to certain machinery and equipment located at Titan Tire Reclamation Corporation (TTRC) in Canada as a result of market declines. See Note 19 for additional information for the impairment of the property, plant and equipment for TTRC and impairment of the customer relationships intangible asset.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. ASSET IMPAIRMENT

On September 21, 2017, a fire occurred at a facility of Titan Tire Reclamation Corporation (TTRC), a subsidiary of the Company, located in Fort McMurray, AB.  The TTRC facility contains six thermal vacuum recovery (TVR) units, which are large, contained capsules used to recycle large mining tires.  The fire started within one of the TVR units and was contained to a building housing three of the TVR units. As a result of the damage caused by the fire, Titan recorded an asset impairment of $9.9 million. Titan carries both casualty and property insurance for its facilities and equipment, as well as business interruption insurance. The asset impairment amount was partially offset by an initial insurance advance received in the amount of $1.6 million. The Company received additional insurance proceeds during 2020 totaling $8.6 million which is recorded in other income line item within the Consolidated Statements of Operations. See Note 21 for further detail.

The Company recorded a $13.8 million asset impairment charge during the year ended December 31, 2020 related to certain machinery and equipment located at TTRC as a result of market declines, which indicated the remaining book value of the equipment is more than the fair market value. The TTRC asset impairment charge is recorded in cost of sales line item in the Consolidated Statement of Operations.

During the fourth quarter of 2020, the Company recorded an impairment charge of $6.0 million related to the customer relationships intangible asset in Australia as a result of attrition of several customers since the business was initially acquired in 2012. This impairment charge is recorded in the selling, general and administrative expenses line item in the Consolidated Statement of Operations.

19. RESTRUCTURING ACTIVITIES

As part of the North American and Corporate Restructuring plan, which was approved in the second quarter of 2020, certain positions have been eliminated to continue ongoing operational improvement initiatives designed to prioritize resource allocation, reduce costs and drive profitability for the Company on a global basis.

The Company incurred $1.7 million during the year ended December 31, 2020, respectively, for severance costs related to the rationalization of certain Corporate and European positions. The Company paid the severance amounts during the third and fourth quarters of 2020. The severance costs are primarily recorded in cost of sales line item in the Consolidated Statement of Operations.

As part of the closure of the Saltville, Virginia wheel operations, the Company recorded an inventory impairment charge of $1.0 million for the year ended December 31, 2020. The Company expects the closure of Saltville, Virginia wheel operations to be completed by the first half of 2021. The inventory impairment charge is included in cost of sales in the Consolidated Statement of Operations.

20. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name.  These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. Royalty expenses recorded for the years ended December 31, 2020, 2019, and 2018, were $9.7 million, $9.9 million, and $10.1 million, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. OTHER INCOME

Other income consisted of the following for the years set forth below (amounts in thousands):

	2020	2019	2018
Gain on property insurance settlement (1)	$8,600	$—	$—
Gain on sale of Brownsville, Texas facility	4,855	—	—
Building rental income	2,336	1,697	1,804
Equity investment income	720	2,394	3,993
Gain on sale of assets	440	871	428
Investment gain related to investments for deferred compensation	—	—	687
(Loss) gain on sale of Wheels India Limited shares	(703)	4,695	—
Other (expense) income	2,551	(1,264)	10,179
	$18,799	$8,393	$17,091
(1) The gain on property insurance settlement relates to the receipt of insurance proceeds for the year ended December 31, 2020 for a 2017 fire that occurred at a facility of TTRC, a subsidiary of the Company, located in Fort McMurray in Alberta, Canada.

22. INCOME TAXES

(Loss) income before income taxes, consisted of the following for the years set forth below (amounts in thousands):

	2020	2019	2018
Domestic	$(36,761)	$(52,234)	$(298)
Foreign	(21,370)	4,190	20,105
	$(58,131)	$(48,044)	$19,807

The income tax provision was as follows for the years set forth below (amounts in thousands):

	2020	2019	2018
Current
Federal	$(4,050)	$(4,599)	$(2,379)
State	326	622	(65)
Foreign	13,677	9,752	11,497
	9,953	5,775	9,053
Deferred
Federal	—	—	—
State	—	—	—
Foreign	(3,007)	(2,300)	(2,291)
	(3,007)	(2,300)	(2,291)
Income tax provision	$6,946	$3,475	$6,762

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The income tax provision differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax (loss) income as a result of the following:

	2020	2019	2018
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
Unrecognized tax positions	5.9	6.1	(12.4)
Impact of foreign income	(8.2)	(2.2)	(8.8)
Valuation allowance	(38.4)	(29.0)	(0.2)
State taxes, net	(0.7)	(0.9)	0.3
Nondeductible royalty	(1.2)	(1.5)	3.8
Tax Cuts and Jobs Act	—	—	26.6
Sale of investment	8.7	—	—
Other, net	1.0	(0.7)	3.8
Effective tax rate	(11.9)%	(7.2)%	34.1%

The effective tax rate for the year ended December 31, 2020, was (11.9)% compared to (7.2)% for the year ended December 31, 2019. For 2020 and 2019, the Company recorded a pre-tax loss and had a negative effective tax rate which represents tax expense in the consolidated financial statements.
In jurisdictions where the Company operates its businesses, management analyzes the ability to utilize its deferred tax assets arising from losses in its cyclical business.  The Company continues to record a valuation allowance in several jurisdictions, including the U.S., various U.S. states, Italy, Australia, and Luxembourg as these amounts remain more likely than not that the deferred tax assets would not be utilized. The Company recorded a valuation allowance of $22.3 million and $13.9 million on the net deferred tax asset in 2020 and 2019, respectively.  This amount is primarily related to net operating losses generated from operations in these certain countries.

The Company is involved in various tax matters, for some of which the outcome is uncertain. The Company believes that it has adequate tax reserves to address open tax matters acknowledging that the outcome and timing of these events are uncertain.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2020 and 2019, were as follows (amounts in thousands):

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$151,597	$129,599
Pension	3,904	5,026
Inventory	6,758	6,673
Warranty	5,648	4,004
Employee benefits and related costs	9,819	8,255
Prepaid royalties	3,755	4,092
Interest limitation	16,067	11,067
Lease liability	7,734	7,164
Other	19,633	17,847
Deferred tax assets	224,915	193,727
Deferred tax liabilities:
Fixed assets	(15,603)	(21,846)
Intangible assets	(1,012)	(3,136)
Lease assets	(7,759)	(7,047)
Other	(2,669)	(1,359)
Deferred tax liabilities	(27,043)	(33,388)
Subtotal	197,872	160,339
Valuation allowance	(199,176)	(164,680)
Net deferred tax liability	$(1,304)	$(4,341)
As of December 31, 2020 and 2019, certain tax loss carryforwards of $151.6 million and $129.6 million were available with $3.3 million expiring between 2020 and 2025 and $148.3 million expiring after 2025. At December 31, 2020, a valuation allowance of $199.2 million has been established. The net change in the valuation allowance was $34.5 million and $13.1 million for 2020 and 2019, respectively. The majority of the valuation allowance is related to deferred tax assets in the U.S., Italy, Australia, and Luxembourg.

The Company has $193.2 million of Federal net operating loss carryforward, a portion of which expires starting in 2034. Additionally, the Company has $299.1 million of state net operating losses and $378.1 million of foreign loss carryforwards.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Cuts and Jobs Act included a number of changes in existing tax law impacting businesses, including a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are re-measured at the enacted tax rate. The re-measured U.S. net deferred asset was fully offset by a change in the valuation allowance.  The Company’s net cumulative undistributed foreign earnings were a cumulative loss and therefore no additional income tax expense related to the one-time deemed repatriation toll charge was recorded in 2017.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
benefit the Company's operating cash flows through the end of calendar year 2020.

On December 27, 2020 the Consolidated Appropriations Act of 2021 (“the Appropriations Act”) was signed into law. The Appropriations Act, among other things includes provisions related to the deductibility of PPP expenses paid with PPP loan proceeds, payroll tax credits, modifications to the meals and entertainment deduction, increased limitations on charitable deductions for corporate taxpayers, and enhancements of expiring tax “extender” provisions. The Company has completed its assessment of the impact of the legislation, and there is no significant impact to the consolidated financial statements.

The Company or one of its subsidiaries files income tax returns in the U.S., Federal and State, and various foreign jurisdictions. The Company’s major locations are in the U.S., Italy, Australia, Russia, and Brazil. Open tax years for the U.S. are from 2017-2020, for Italy open tax years are from 2015-2020, and for Russia open tax years are from 2017-2020. Australia has open tax years from 2016-2020 and Brazil has open tax years from 2014-2020.

The Company has applied the provisions of ASC 740, “Income Taxes” related to unrecognized tax benefits. At December 31, 2020, 2019, and 2018, the unrecognized tax benefits were $0.8 million, $4.5 million, and $8.9 million, respectively. As of December 31, 2020, $0.8 million of unrecognized tax benefits would have affected income tax expense if the tax benefits were recognized. The majority of the accrual in unrecognized tax benefits relates to potential state tax exposures. Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is possible that the Company’s gross unrecognized tax benefits balance will decrease by approximately $0.6 million within the next twelve months.

A reconciliation of the total amounts of unrecognized tax benefits at December 31 were as follows (amounts in thousands):

	2020	2019	2018
Balance at January 1	$4,097	$7,406	$9,365
Increases to tax positions taken during the current year	—	—	19
Increases to tax positions taken during the prior years	13	973	—
Decreases to tax positions taken during prior years	—	(350)	(1,336)
Decreases due to lapse of statutes of limitations	(3,099)	(3,429)	(637)
Settlements	—	(506)	—
Foreign exchange	1	3	(5)
Balance at December 31	$1,012	$4,097	$7,406

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties related to unrecognized tax benefits recorded in income tax expense was $(1.1) million, $(1.0) million, and $(0.5) million at December 31, 2020, 2019 and 2018. The reconciliation of unrecognized tax benefits above does not include accrued interest and penalties of $0.3 million, $1.4 million, and $2.4 million, at December 31, 2020, 2019, and 2018, respectively.

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
The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates, and other factors.  Certain of these assumptions are determined by the Company with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends.  These assumptions are reviewed on a regular basis and revised when appropriate. In 2020, the Company changed the assumptions related to the mortality projection scale to better reflect anticipated plan experience and adjusted the discount rate to reflect market conditions as of the measurement date.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the change in benefit obligation, change in plan assets, funded status, and amounts recognized in the Consolidated Balance Sheet of the defined benefit pension plans as of December 31, 2020 and 2019 (amounts in thousands):

Change in benefit obligation:	2020	2019
Benefit obligation at beginning of year	$113,559	$108,513
Plan amendments	—	(1,087)
Service cost	801	765
Interest cost	3,496	4,385
Actuarial assumption changes	5,589	—
Actuarial loss	1,237	9,114
Benefits paid	(8,634)	(8,516)
Foreign currency translation	(1,108)	385
Benefit obligation at end of year	$114,940	$113,559
Change in plan assets:
Fair value of plan assets at beginning of year	$81,375	$72,496
Actual return on plan assets	12,749	15,446
Employer contributions	3,433	1,943
Benefits paid	(7,740)	(8,516)
Foreign currency translation	(73)	6
Fair value of plan assets at end of year	$89,744	$81,375
Unfunded status at end of year	$(25,196)	$(32,184)
Amounts recognized in Consolidated Balance Sheet:
Noncurrent assets	$1,740	$1,016
Current liabilities	(1,529)	(2,120)
Noncurrent liabilities	(25,407)	(31,080)
Net amount recognized in the Consolidated Balance Sheet	$(25,196)	$(32,184)

The change in the benefit obligation was mainly driven by the benefits paid from the plans and negative impact of foreign currency translation due to unfavorable exchange rates offset by actuarial losses and interest costs positively impacting the benefit obligation. The change in the benefit obligation was favorably impacted by the actuarial assumption changes primarily related to discount rate and mortality projection scale table to better reflect the market conditions and anticipated plan experience.

The pension benefit obligation included $96.8 million of pension benefit obligation for the three frozen plans in the U.S. and $18.1 million of pension benefit obligation for plans at foreign subsidiaries. The fair value of plan assets included $88.4 million of plan assets for the three frozen plans in the U.S. and $1.3 million of plan assets for foreign plans.

Amounts recognized in accumulated other comprehensive loss:
	2020	2019
Unrecognized prior service cost	$779	$1,087
Unrecognized net loss	(33,877)	(38,183)
Deferred tax effect of unrecognized items	11,181	10,952
Net amount recognized in accumulated other comprehensive loss	$(21,917)	$(26,144)

The weighted-average assumptions used in the actuarial computation that derived the benefit obligations at December 31 were as follows:	2020	2019
Discount rate	2.5%	3.2%
Expected long-term return on plan assets	7.0%	6.9%

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the components of net periodic pension cost for the plans, settlement cost, and the assumptions used in the measurement of the Company’s benefit obligation for the years ended December 31, 2020, 2019, and 2018 (amounts in thousands):

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss)
Net periodic benefit cost:	2020	2019	2018
Service cost	$801	$765	$626
Interest cost	3,496	4,385	4,330
Assumed return on assets	(5,463)	(4,737)	(5,959)
Amortization of unrecognized prior service cost	(69)	49	137
Amortization of net unrecognized loss	2,840	3,238	2,784
Net periodic pension cost	$1,605	$3,700	$1,918

Service cost is recorded as cost of sales in the Consolidated Statement of Operations while all other components are recorded in other income.

The weighted-average assumptions used in the actuarial computation that derived net periodic pension cost for the years ended December 31, 2020, 2019, and 2018 were as follows:

	2020	2019	2018
Discount rate	3.6%	5.0%	5.3%
Expected long-term return on plan assets	6.9%	6.9%	7.4%

The allocation of the fair value of plan assets was as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2020	2019	2020
U.S. equities (a)	61%	62%	40% - 80%
Fixed income	20%	22%	20% - 50%
Cash and cash equivalents	10%	7%	0% - 20%
International equities (a)	7%	7%	0% - 16%
REITs	2%	2%
	100%	100%
(a)Total equities may not exceed 80% of total plan assets.

The majority of the Company's foreign plans do not have plan assets. The foreign plans which have plan assets holds these plan assets in an insurance or money market fund.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the plan assets by asset categories consisted of the following as of the dates set forth below (amounts in thousands):

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$8,916	$8,916	$—	$—
Common stock	35,951	35,951	—	—
Bonds and securities	3,638	3,638	—	—
Mutual and insurance funds	41,239	40,410	829	—
Totals	$89,744	$88,915	$829	$—
Assets measured at net asset value (a)	—
	$89,744

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$5,453	$5,453	$—	$—
Common stock	33,675	33,675	—	—
Bonds and securities	4,592	4,592	—	—
Mutual and insurance funds	37,655	36,656	999	—
Totals	$81,375	$80,376	$999	$—
Assets measured at net asset value (a)	—
	$81,375
(a)Assets measured at net asset value consist of common / collective trusts.

The Company invests in a diversified portfolio consisting of an array of asset classes in an attempt to maximize returns while minimizing risk.  These asset classes include U.S. equities, fixed income, cash and cash equivalents, international equities and REITs.  The investment objectives are to provide for the growth and preservation of plan assets on a long-term basis through investments in: investment grade securities that provide investment returns that meet or exceed the Standard & Poor’s 500 Index and investment grade fixed income securities that provide investment returns that meet or exceed the Barclays Capital Aggregate Bond Index.  The U.S. equities asset category included the Company’s common stock in the amount of $0.8 million (approximately one of total plan assets) at December 31, 2020, and $0.6 million (approximately one of total plan assets) at December 31, 2019.

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

Although the 2021 minimum pension funding calculations are not finalized, the Company estimates those funding requirements will be approximately $3.2 million.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Projected benefit payments from the plans as of December 31, 2020, are estimated as follows (amounts in thousands):

2021	$9,180
2022	8,088
2023	8,032
2024	7,889
2025	7,669
2026-2030	35,111

401(k)/Defined contribution plans
The Company sponsors two 401(k) retirement savings plans in the U.S. and a number of defined contribution plans at foreign subsidiaries.  One U.S. plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement.  Titan provides a 50% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan.  The Company issued 653,211 shares, 266,121 shares and 54,517 shares of treasury stock in connection with this 401(k) plan during 2020, 2019, and 2018, respectively.  Expenses to the Company related to this common stock matching contribution were $1.2 million, $1.2 million, and $0.6 million for 2020, 2019, and 2018, respectively. The other U.S. 401(k) plan is for employees covered by collective bargaining agreements and does not include a Company matching contribution. Expenses related to foreign defined contribution plans were $3.7 million, $3.9 million, and $4.1 million for 2020, 2019, and 2018, respectively.

24. STOCK COMPENSATION

The Company recorded stock compensation of $2.5 million, $1.5 million, and $1.1 million in 2020, 2019, and 2018, respectively.  Options to the Board of Directors vest immediately. All options outstanding at December 31, 2020 are scheduled to expire 10 years from the grant date. The restricted stock awards vest over a period of three years.

2005 Equity Incentive Plan
The Company adopted the 2005 Equity Incentive Plan to provide stock compensation as a means of attracting and retaining qualified independent directors and employees for the Company.  A total of 0.5 million shares are available for future issuance under the equity incentive plan at December 31, 2020.  The exercise price of stock options may not be less than the fair market value of the common stock on the date of the grant.  The vesting and term of each option is set by the Board of Directors.  The Company granted no stock options under this plan in 2020, and 2019, and 80,000 stock options under this plan in 2018. The Company granted 1,026,946 restricted stock awards under this plan in 2020, 355,201 restricted stock awards under this plan in 2019 and 376,500 restricted stock awards under this plan in 2018.

Stock Options
The following is a summary of activity in stock options during the year ended December 31, 2020:

	Shares Subject to Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	861,738	$16.79
Granted	—	—
Exercised	—	—
Forfeited/Expired	(201,038)	16.21
Outstanding, December 31, 2020	660,700	16.97	3.55	$—
Exercisable, December 31, 2020	660,700	16.97	3.55	$—

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional Stock Option Information (all amounts in thousands, except for per share data):

	2020	2019	2018
Weighted-average fair value per share of stock options granted	$—	$—	$5.85
Grant date fair value of stock options vested	—	—	468

No options were exercised in 2020, 2019 and 2018.  The Company currently uses treasury shares to satisfy any stock option exercises.  At December 31, 2020 and 2019, the Company had 0.1 million and 0.4 million shares of treasury stock, respectively.

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

Weighted average assumptions used for stock options issued in 2020, 2019, and 2018:

	2020	2019	2018
Expected life (in years)	0	0	6.0
Expected volatility	—%	—%	50.7%
Expected dividends	—%	—%	0.2%
Risk-free interest rate	—%	—%	2.88%

Restricted Stock

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	585,071	$5.52
Granted	1,026,946	1.80
Vested	(457,640)	4.54
Forfeited/Expired	(10,000)	9.16
Unvested at December 31, 2020	1,144,377	2.54

Pre-tax unrecognized compensation expense for unvested restricted stock was $1.7 million at December 31, 2020, and will be recognized as an expense over a weighted-average period of 1.2 years.

The fair value of restricted stock vested, based on the stock's fair value on the vesting date, was $1.3 million, $0.6 million, and $0.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

At December 31, 2020, two of Titan’s subsidiaries were involved in litigation concerning environmental laws and regulations.

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

During the third quarter of 2020, the Company accrued an incremental contingent legal accrual of $5.0 million related to the anticipated settlement of the Dico case. As of December 31, 2020, the $11.5 million contingent liability remained outstanding.

Following settlement negotiations with the U.S. federal government and the City of Des Moines, an agreement was reached in September 2020 which has been reduced to a Consent Decree that was executed by all parties on February 1, 2021. The Consent Decree prescribes total cash payments by Titan Tire to the federal government in the amount of $11.5 million, with $9.0 million due and payable within 30 days of the settlement becoming final, $1.5 million (plus interest at a rate of 2.22% per annum) due and payable within one year of the settlement becoming final and $1.0 million (plus interest at a rate of 2.22% per annum) due and payable within two years of the settlement becoming final. The Company made the payment to the federal government of $9.2 million including accrued interest on February 25, 2021 and is accrued within the other current liabilities line item within the Consolidated Balance Sheets as of December 31, 2020. The remaining amounts due are accrued within the other long-term liabilities line item within the Consolidated Balance Sheets.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
26. LEASES

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
Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	2020
Operating lease ROU assets	Operating lease assets	$24,356

Operating lease current liabilities	Other current liabilities	$7,533
Operating lease long-term liabilities	Other long-term liabilities	17,137
Total operating lease liabilities		$24,670

Finance lease, gross	Property, plant & equipment, net	$6,785
Finance lease accumulated depreciation	Property, plant & equipment, net	(3,279)
Finance lease, net		$3,506

Finance lease current liabilities	Other current liabilities	$608
Finance lease long-term liabilities	Other long-term liabilities	2,072
Total finance lease liabilities		$2,680

At December 31, 2020, maturity of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
2021	$9,241	$1,051
2022	7,174	1,000
2023	4,796	739
2024	2,494	307
2025	1,266	103
Thereafter	3,186	39
Total future minimum lease payments	$28,157	$3,239
Less imputed interest	3,487	559
	$24,670	$2,680
Weighted average remaining lease term (in years)	4.22	3.36

Supplemental cash flow information related to leases for year ended December 31, 2020 were as follows: operating cash flows from operating leases were $8.7 million and operating cash flows from finance leases were $0.3 million.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27. PURCHASE OBLIGATIONS

At December 31, 2020, the Company's expected cash outflow resulting from non-cancellable purchase obligations are summarized by year in the table below (amounts in thousands):

2021	$13,504
2022	2,384
2023	661
2024	433
Total non-cancellable purchase obligations	$16,982

28. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Company, Mr. Maurice Taylor.  The related party is Mr. Fred Taylor, who is Mr. Maurice Taylor’s brother.  The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blacksmith OTR, LLC; F.B.T. Enterprises; Green Carbon, Inc; Silverstone, Inc.; and OTR Wheel Engineering, Inc.  During 2020, 2019, and 2018, sales of Titan product to these companies were approximately $0.7 million, $1.1 million, and $1.2 million, respectively.  Titan had trade receivables due from these companies of approximately $0.0 million and $0.1 million at December 31, 2020, and 2019.  On other sales referred to Titan from these manufacturing representative companies, commissions were approximately $1.3 million, $1.5 million, and $1.7 million during 2020, 2019, and 2018, respectively. Titan had purchases from these companies of approximately$0.0 million, $0.0 million, and $0.4 million during 2020, 2019, and 2018, respectively.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents information about certain operating results of segments as reviewed by the chief operating decision maker of the Company as of and for the years ended December 31, 2020, 2019, and 2018 (amounts in thousands):

	2020	2019	2018
Revenues from external customers
Agricultural	$634,652	$652,558	$694,268
Earthmoving/construction	510,150	648,753	741,733
Consumer	114,511	147,355	166,407
	$1,259,313	$1,448,666	$1,602,408
Gross profit
Agricultural	$65,408	$55,971	$94,217
Earthmoving/construction	37,885	57,678	80,056
Consumer	11,026	15,355	23,993
	$114,319	$129,004	$198,266
Income (loss) from operations
Agricultural	$9,838	$10,991	$62,065
Earthmoving/construction	(21,620)	(1,892)	31,141
Consumer	1,085	1,849	11,994
Corporate & Unallocated	(24,654)	(39,380)	(62,956)
Income (loss) from operations	(35,351)	(28,432)	42,244

Interest expense	(30,554)	(33,137)	(30,456)
Foreign exchange gain (loss)	(11,025)	3,999	(11,179)
Other income, net	18,799	9,526	19,198
Income (loss) before income taxes	$(58,131)	$(48,044)	$19,807

Capital expenditures
Agricultural	$10,869	$16,500	$15,770
Earthmoving/construction	8,859	16,229	19,889
Consumer	1,952	3,685	3,334
Corporate & Unallocated	—	—	7
	$21,680	$36,414	$39,000

Depreciation & amortization
Agricultural	$26,534	$23,478	$26,299
Earthmoving/construction	21,328	23,235	23,823
Consumer	4,785	5,277	5,129
Corporate & Unallocated	2,008	2,386	2,367
	$54,655	$54,376	$57,618

Total assets
Agricultural	$444,843	$423,955	$464,828
Earthmoving/construction	478,264	496,988	543,927
Consumer	86,752	123,320	129,994
Corporate & Unallocated (a)	22,025	70,044	112,507
	$1,031,884	$1,114,307	$1,251,256
(a)  Unallocated assets included cash of approximately $13 million, $9 million, and $32 million at year-end 2020, 2019, and 2018, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents information by geographic area.  Revenues from external customers were determined based on the location of the selling subsidiary.  Geographic information as of and for the years ended December 31, 2020, 2019, and 2018 was as follows (amounts in thousands):

	2020	2019	2018
Net Sales
United States	$583,400	$672,556	$711,887
Europe / CIS	343,452	400,059	469,322
Latin America	218,258	254,375	271,374
Other international	114,203	121,676	149,825
	$1,259,313	$1,448,666	$1,602,408
Long-Lived Assets
United States	$103,748	$121,022	$137,410
Europe / CIS	163,265	162,817	165,827
Latin America	38,531	50,358	52,393
Other international	14,310	33,398	29,242
	$319,854	$367,595	$384,872

30. EARNINGS PER SHARE

Earnings per share for 2020, 2019, and 2018 were as follows (amounts in thousands, except per share data):

	2020	2019	2018
Net (loss) income attributable to Titan	$(60,388)	$(48,425)	$16,087
Redemption value adjustment	—	(1,928)	(12,207)
Net (loss) income applicable to common shareholders	$(60,388)	$(50,353)	$3,880
Determination of Shares:
Weighted average shares outstanding (basic)	60,818	60,100	59,820
Effect of stock options/trusts	—	—	89
Weighted average shares outstanding (diluted)	60,818	60,100	59,909
Earnings per share:
Basic and Diluted	$(0.99)	$(0.84)	$0.06

The effect of stock options/trusts has been excluded for 2020 and 2019, as the effect would have been antidilutive. The weighted average share amount excluded for stock options/trusts was 0.4 million shares and 0.0 million shares for 2020 and 2019, respectively.

31. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2020
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$526,499	$1,261,019	$(528,205)	$1,259,313
Cost of sales	821	474,191	1,183,387	(528,205)	1,130,194
Asset impairment	1,007	—	13,793	—	14,800
Gross (loss) profit	(1,828)	52,308	63,839	—	114,319
Selling, general, and administrative expenses	24,291	10,682	95,969	—	130,942
Research and development expenses	859	2,885	5,269	—	9,013
Royalty expense	2,844	3,473	3,398	—	9,715
(Loss) income from operations	(29,822)	35,268	(40,797)	—	(35,351)
Interest expense	(28,144)	(12)	(2,398)	—	(30,554)
Intercompany interest income (expense)	2,071	2,225	(4,296)	—	—
Foreign exchange loss	—	(905)	(10,120)	—	(11,025)
Other income (expense)	865	(248)	18,182	—	18,799
(Loss) income before income taxes	(55,030)	36,328	(39,429)	—	(58,131)
(Benefit) provision for income taxes	(3,509)	334	10,121	—	6,946
Equity in (loss) earnings of subsidiaries	(13,556)	—	18,097	(4,541)	—
Net (loss) income	(65,077)	35,994	(31,453)	(4,541)	(65,077)
Net loss attributable to noncontrolling interests	—	—	(4,689)	—	(4,689)
Net (loss) income attributable to Titan	$(65,077)	$35,994	$(26,764)	$(4,541)	$(60,388)

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2020
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(65,077)	$35,994	$(31,453)	$(4,541)	$(65,077)
Derivative loss	(413)	—	(413)	413	(413)
Currency translation adjustment, net	(4,140)	—	(4,140)	4,140	(4,140)
Pension liability adjustments, net of tax	3,454	2,668	786	(3,454)	3,454
Comprehensive (loss) income	(66,176)	38,662	(35,220)	(3,442)	(66,176)
Net comprehensive loss attributable to noncontrolling interests	—	—	(7,185)	—	(7,185)
Comprehensive (loss) income attributable to Titan	$(66,176)	$38,662	$(28,035)	$(3,442)	$(58,991)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2020
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$10,998	$4	$106,429	$—	$117,431
Accounts receivable	—	1	193,013	—	193,014
Inventories	—	31,927	261,752	—	293,679
Prepaid and other current assets	3,955	16,842	33,678	—	54,475
Total current assets	14,953	48,774	594,872	—	658,599
Property, plant, and equipment, net	2,117	83,321	234,416	—	319,854
Investment in subsidiaries	610,405	—	71,326	(681,731)	—
Other long-term assets	1,865	5,503	46,063	—	53,431
Total assets	$629,340	$137,598	$946,677	$(681,731)	$1,031,884
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$31,119	$—	$31,119
Accounts payable	3,409	19,584	144,217	—	167,210
Other current liabilities	21,158	23,091	87,133	—	131,382
Total current liabilities	24,567	42,675	262,469	—	329,711
Long-term debt	396,876	—	36,708	—	433,584
Other long-term liabilities	791	14,359	52,174	—	67,324
Intercompany accounts	(13,127)	(447,970)	461,097	—	—
Redeemable noncontrolling interest	—	—	25,000	—	25,000
Titan stockholders' equity	220,233	528,534	112,228	(681,731)	179,264
Noncontrolling interests	—	—	(2,999)	—	(2,999)
Total liabilities and stockholders’ equity	$629,340	$137,598	$946,677	$(681,731)	$1,031,884

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2020
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$46,306	$5,866	$5,057	$57,229
Cash flows from investing activities:
Capital expenditures	(183)	(6,050)	(15,447)	(21,680)
Sale of Wheels India shares	—	—	32,852	32,852
Insurance proceeds	—	—	8,657	8,657
Other, net	283	—	13,109	13,392
Net cash provided by (used for) investing activities	100	(6,050)	39,171	33,221
Cash flows from financing activities:
Proceeds from borrowings	32,264	300	59,075	91,639
Payment on debt	(67,348)	(98)	(58,947)	(126,393)
Dividends paid	(603)	—	—	(603)
Other financing activities	(2,564)	(18)	(626)	(3,208)
Net cash (used for) provided by financing activities	(38,251)	184	(498)	(38,565)
Effect of exchange rate change on cash	—	—	(1,253)	(1,253)
Net increase in cash and cash equivalents	8,155	—	42,477	50,632
Cash and cash equivalents, beginning of period	2,843	4	63,952	66,799
Cash and cash equivalents, end of period	$10,998	$4	$106,429	$117,431

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

32. SUBSEQUENT EVENTS

On February 25, 2021, the Company amended and extended the credit and security agreement with respect to the $125 million revolving credit facility (credit facility) with agent BMO Harris Bank N.A. and other financial institutions party thereto. The amended credit facility was extended for one year with the new maturity occurring on February 16, 2023. The amount available to be borrowed under the amended credit facility was reduced to $100 million at the Company’s request to better align with the current borrowing base consisting of eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. The amended credit facility can be expanded through an accordion provision within the agreement by up to $50 million. The amended agreement otherwise has terms substantially similar to those contained in the agreement prior to the amendment.

The Company made the payment to the federal government of $9.2 million including accrued interest on February 25, 2021 for the agreement reached on the Dico case. See Note 25 for additional information.

The Company has evaluated subsequent events through the filing of this Form 10-K and determined that there have been no additional subsequent events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

TITAN INTERNATIONAL, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Description	Balance at beginning of year	Additions to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2020
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$3,714	$815	$(747)	$3,782

Year ended December 31, 2019
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$3,404	$821	$(511)	$3,714

Year ended December 31, 2018
Reserve deducted in the balance sheet from the assets to which it applies
Allowance for doubtful accounts	$2,974	$541	$(111)	$3,404

S- 1