Form 10-Q
period 2021-03-31
TITAN INTERNATIONAL INC
filed 2021-05-06
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2021
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

Indicate the number of shares of Titan International, Inc. outstanding: 61,631,745 shares of common stock, $0.0001 par value, as of April 30, 2021.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended
	March 31,
	2021	2020

Net sales	$403,518	$341,500
Cost of sales	350,253	311,677
Asset impairment	—	2,579
Gross profit	53,265	27,244
Selling, general and administrative expenses	34,028	31,957
Research and development expenses	2,553	2,410
Royalty expense	2,453	2,480
Income (loss) from operations	14,231	(9,603)
Interest expense	(7,523)	(7,920)
Foreign exchange gain (loss)	9,477	(17,242)
Other (expense) income	(368)	7,321
Income (loss) before income taxes	15,817	(27,444)
Provision for income taxes	2,594	55
Net income (loss)	13,223	(27,499)
Net loss attributable to noncontrolling interests	(351)	(2,013)
Net income (loss) attributable to Titan and applicable to common shareholders	13,574	(25,486)

Income (loss) per common share:
Basic	$0.22	$(0.42)
Diluted	$0.22	$(0.42)
Average common shares and equivalents outstanding:
Basic	61,466	60,360
Diluted	62,414	60,360

Dividends declared per common share:	$—	$0.005

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(All amounts in thousands)

	Three months ended
	March 31,
	2021	2020
Net income (loss)	$13,223	$(27,499)
Derivative gain	40	—
Currency translation adjustment	(27,178)	(33,786)
Pension liability adjustments, net of tax of $(44) and $(210), respectively	873	1,308
Comprehensive loss	(13,042)	(59,977)
Net comprehensive loss attributable to redeemable and noncontrolling interests	(864)	(3,796)
Comprehensive loss attributable to Titan	$(12,178)	$(56,181)

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	March 31, 2021	December 31, 2020

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$95,954	$117,431
Accounts receivable, net	249,904	193,014
Inventories	313,472	293,679
Prepaid and other current assets	56,235	54,475
Total current assets	715,565	658,599
Property, plant and equipment, net	307,620	319,854
Operating lease assets	20,690	24,356
Deferred income taxes	2,186	2,591
Other assets	25,387	26,484
Total assets	$1,071,448	$1,031,884

Liabilities
Current liabilities
Short-term debt	$31,076	$31,119
Accounts payable	221,613	167,210
Other current liabilities	129,557	131,382
Total current liabilities	382,246	329,711
Long-term debt	440,576	433,584
Deferred income taxes	3,194	3,895
Other long-term liabilities	56,300	63,429
Total liabilities	882,316	830,619

Redeemable noncontrolling interest	25,000	25,000

Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 61,674,165 issued at March 31, 2021 and 61,466,593 at December 31, 2020)	—	—
Additional paid-in capital	533,569	532,742
Retained deficit	(121,451)	(135,025)
Treasury stock (at cost, 80,446 shares at March 31, 2021 and 89,612 shares at December 31, 2020)	(1,117)	(1,199)
Accumulated other comprehensive loss	(243,006)	(217,254)
Total Titan shareholders’ equity	167,995	179,264
Noncontrolling interests	(3,863)	(2,999)
Total equity	164,132	176,265
Total liabilities and equity	$1,071,448	$1,031,884
See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2020	60,283,212	$532,070	$(74,334)	$(4,234)	$(218,651)	$234,851	$4,137	$238,988
Net loss			(25,486)			(25,486)	(2,013)	(27,499)
Currency translation adjustment, net					(32,004)	(32,004)	(1,782)	(33,786)
Pension liability adjustments, net of tax					1,308	1,308		1,308
Dividends declared			(302)			(302)		(302)
Stock-based compensation	2,500	468		22		490		490
VIE deconsolidation						—	(559)	(559)
Issuance of treasury stock under 401(k) plan	76,280	282				282		282
Balance March 31, 2020	60,361,992	$532,820	$(100,122)	$(4,212)	$(249,347)	$179,139	$(217)	$178,922

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2021	61,376,981	$532,742	$(135,025)	$(1,199)	$(217,254)	$179,264	$(2,999)	$176,265
Net income (loss)			13,574			13,574	(351)	13,223
Currency translation adjustment, net					(26,665)	(26,665)	(513)	(27,178)
Pension liability adjustments, net of tax					873	873		873
Derivative gain					40	40		40
Stock-based compensation	146,322	487		82		569		569
Issuance of stock under 401(k) plan	70,416	340				340		340
Balance March 31, 2021	61,593,719	$533,569	$(121,451)	$(1,117)	$(243,006)	$167,995	$(3,863)	$164,132

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2021	2020
Net income (loss)	$13,223	$(27,499)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,560	13,785
Asset impairment	—	2,579
Deferred income tax provision	(402)	(1,426)
Gain on fixed asset and investment sale	(485)	(1,302)
Gain on property insurance settlement	—	(4,936)
Stock-based compensation	570	490
Issuance of stock under 401(k) plan	339	282
Foreign currency translation (gain) loss	(9,571)	17,291
(Increase) decrease in assets:
Accounts receivable	(63,803)	(45,330)
Inventories	(27,313)	6,611
Prepaid and other current assets	(3,297)	(6,404)
Other assets	337	1,155
Increase (decrease) in liabilities:
Accounts payable	60,581	34,006
Other current liabilities	401	15,012
Other liabilities	898	(342)
Net cash (used for) provided by operating activities	(15,962)	3,972
Cash flows from investing activities:
Capital expenditures	(8,861)	(6,420)
Sale of Wheels India Limited shares	—	6,917
Proceeds from property insurance settlement	—	4,936
Proceeds from sale of fixed assets	545	192
Other	—	(558)
Net cash (used for) provided by investing activities	(8,316)	5,067
Cash flows from financing activities:
Proceeds from borrowings	21,881	23,949
Payment on debt	(12,398)	(31,940)
Dividends paid	—	(302)
Other financing activities	(2,409)	—
Net cash provided by (used for) financing activities	7,074	(8,293)
Effect of exchange rate changes on cash	(4,273)	(7,167)
Net decrease in cash and cash equivalents	(21,477)	(6,421)
Cash and cash equivalents, beginning of period	117,431	66,799
Cash and cash equivalents, end of period	$95,954	$60,378

Supplemental information:
Interest paid	$1,059	$785
Income taxes paid, net of refunds received	$3,703	$1,513

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying unaudited condensed consolidated interim financial statements include the accounts of Titan International, Inc. and its subsidiaries (Titan or the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of March 31, 2021, and the results of operations and cash flows for the three months ended March 31, 2021 and 2020, and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021 (the 2020 Form 10-K). All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

COVID-19 pandemic
The COVID-19 pandemic continued to have an impact on the Company in the first quarter. The Company’s operations continued with additional sanitary and other protective health measures which have increased operating costs. While the business conditions improved during the first quarter of 2021, certain geographies (particularly Europe and Latin America) continue to remain significantly impacted by the COVID-19 pandemic. We expect that the Company's operations will continue to be impacted by the pandemic, though the nature and extent of the impact will depend on the duration and severity of the COVID-19 pandemic, the length of time it takes for more normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date and numerous other uncertainties.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  Our 6.50% senior secured notes due 2023 (the senior secured notes due 2023) were carried at a cost of $397.1 million at March 31, 2021. The fair value of the senior secured notes due 2023 at March 31, 2021, as obtained through an independent pricing source, was approximately $401.5 million.

Refer to Note 22 Subsequent Events to the consolidated financial statements for the redemption of the senior secured notes due 2023 and related issuance of senior secured notes due 2028.

Reclassifications
Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net loss, shareholders’ equity or cash flows as previously reported.

Adoption of new accounting standards

In December 2019, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes, as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The Company adopted this guidance on January 1, 2021 and it did not have a material impact on our condensed consolidated financial statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (amounts in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable	$253,798	$196,796
Allowance for doubtful accounts	(3,894)	(3,782)
Accounts receivable, net	$249,904	$193,014
Accounts receivable are reduced by an allowance for doubtful accounts for estimated uncollectible accounts receivable, which is based upon historical experience and specific customer collection issues. Accounts are written off against the allowance account when they are determined to no longer be collectible.

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	March 31, 2021	December 31, 2020
Raw material	$93,566	$78,733
Work-in-process	40,174	36,485
Finished goods	179,732	178,461
	$313,472	$293,679

Inventories are valued at the lower of cost or net realizable value. Net realizable value is estimated based on current selling prices. Inventory costs are calculated using the first-in, first-out (FIFO) method or average cost method. Estimated provisions are established for slow-moving and obsolete inventory.

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (amounts in thousands):

	March 31, 2021	December 31, 2020
Land and improvements	$42,574	$43,943
Buildings and improvements	239,788	245,619
Machinery and equipment	576,208	583,847
Tools, dies and molds	110,247	111,189
Construction-in-process	14,005	11,282
	982,822	995,880
Less accumulated depreciation	(675,202)	(676,026)
	$307,620	$319,854

Depreciation on property, plant and equipment for the three months ended March 31, 2021 and 2020 totaled $11.9 million and $12.9 million, respectively.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. INTANGIBLE ASSETS, NET

The components of intangible assets consisted of the following (amounts in thousands):

	Weighted Average Useful Lives (in years) March 31, 2021	March 31, 2021	December 31, 2020
Amortizable intangible assets:
Patents, trademarks and other	11.53	$10,062	$10,181
Less accumulated amortization		(8,361)	(8,206)
		$1,701	$1,975
Amortization related to intangible assets for the three months ended March 31, 2021 and 2020 totaled $0.3 million and $0.6 million, respectively. Intangible assets are included as a component of other assets in the Condensed Consolidated Balance Sheets.

The estimated aggregate amortization expense at March 31, 2021 for each of the years (or other periods) set forth below was as follows (amounts in thousands):

April 1 - December 31, 2021	$199
2022	144
2023	144
2024	138
2025	123
Thereafter	953
$1,701

6. WARRANTY

Changes in the warranty liability during the three months ended March 31, 2021 and 2020, respectively, consisted of the following (amounts in thousands):

	2021	2020
Warranty liability, January 1	$15,040	$14,334
Provision for warranty liabilities	2,196	1,962
Warranty payments made	(1,869)	(2,028)
Warranty liability, March 31	$15,367	$14,268

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. DEBT

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2021
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(2,885)	$397,115
Titan Europe credit facilities	45,072	—	45,072
Revolving credit facility	9,000	—	9,000
Other debt	20,465	—	20,465
Total debt	474,537	(2,885)	471,652
Less amounts due within one year	31,076	—	31,076
Total long-term debt	$443,461	$(2,885)	$440,576

	December 31, 2020
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(3,124)	$396,876
Titan Europe credit facilities	49,583	—	49,583
Other debt	18,244	—	18,244
Total debt	467,827	(3,124)	464,703
Less amounts due within one year	31,119	—	31,119
Total long-term debt	$436,708	$(3,124)	$433,584

Aggregate principal maturities of long-term debt at March 31, 2021 for each of the years (or other periods) set forth below were as follows (amounts in thousands):

April 1 - December 31, 2021	$27,529
2022	17,384
2023	416,790
2024	6,338
2025	1,536
Thereafter	4,960
$474,537
6.50% senior secured notes due 2023
Our senior secured notes due 2023 are due in November 2023. Including the impact of debt issuance costs, these notes had an effective yield of 6.79% at issuance. These notes are secured by the land and buildings of the following subsidiaries of the Company:  Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois.

Refer to Note 22 Subsequent Events to the consolidated financial statements for the redemption of the senior secured notes due 2023 and related issuance of senior secured notes due 2028.

Titan Europe credit facilities
The Titan Europe credit facilities include borrowings from various institutions totaling $45.1 million in aggregate principal amount at March 31, 2021. Maturity dates on this debt range from less than one year to nine years. The Titan Europe facilities are secured by the assets of Titan's subsidiaries in Italy, Spain, Germany, and Brazil.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Revolving credit facility
The Company has a $100 million revolving credit facility with BMO Harris Bank N.A., as agent, and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and is scheduled to mature in February 16, 2023. From time to time Titan's availability under this credit facility may be less than $100 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At March 31, 2021, under the Company's $100 million credit facility there were $9 million in borrowings and $9.4 million in outstanding letters of credit, and the amount available for borrowing totaled $72.7 million.

Other debt
The Company has working capital loans at Titan Pneus do Brasil Ltda and Voltyre-Prom at various interest rates, which totaled $9.2 million and $7.3 million at March 31, 2021, respectively. Maturity dates on this debt range from less than one year to two years.

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

On November 14, 2018, the Company received notification of exercise of the put option from RDIF. On February 11, 2019, the Company entered into a definitive agreement (the Agreement) with an affiliate of RDIF relating to the put option that was exercised by RDIF. The transactions contemplated by the Agreement closed on February 22, 2019. Under the terms of the Agreement, in full satisfaction of the settlement put option that was exercised by RDIF, Titan paid $25 million in cash to RDIF at the closing of the transaction, and agreed, subject to the completion of regulatory approval, to issue 4,032,259 shares of restricted Titan common stock to RDIF in a private placement. Due to pending regulatory approval, the issuance of the shares of restricted Titan common stock pursuant to the Agreement was not completed as of March 31, 2021. Immediately following the closing, RDIF continued to own the same interest in Voltyre-Prom, subject to the terms of the Agreement and the Shareholders’ Agreement. Titan has retained the right to buy back the Titan shares from RDIF for $25 million until February 12, 2022.

On January 8, 2019, the Company received notification of the exercise of the put option from OEP and made full satisfaction of the settlement of the put option exercised by OEP on July 31, 2019. As of March 31, 2021 and December 31, 2020, the value of the redeemable noncontrolling interest held by RDIF was recorded at $25 million, the value of the shares of restricted stock to be issued pursuant to the terms of the agreement.

This obligation represents the value of the restricted common stock due to RDIF on March 31, 2021, and is presented in the Condensed Consolidated Balance Sheets in redeemable noncontrolling interest, which is treated as mezzanine equity.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9. LEASES

The Company leases certain buildings and equipment under both operating and finance leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance, and insurance by the Company. Under FASB Accounting Standards Codification Topic 842 "Leases," the Company made an accounting policy election, by class of underlying asset, not to separate non-lease components such as those previously stated from lease components and instead will treat the lease agreement as a single lease component for all asset classes. Operating right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent Titan's obligations to make lease payments arising from the lease. The majority of Titan's leases are operating leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of Titan's leases do not provide an implicit interest rate, the Company used its incremental borrowing rate (6.79%), based on the information available at the lease commencement date, in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. Amortization expense associated with finance leases is included in cost of sales and selling, general and administrative expenses, and interest expense associated with finance leases is included in interest expense in the Condensed Consolidated Statements of Operations. Short-term operating leases, which have an initial term of twelve months or less, are not recorded on the Condensed Consolidated Balance Sheets.
Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	March 31, 2021	December 31, 2020
Operating lease ROU assets	Operating lease assets	$20,690	$24,356

Operating lease current liabilities	Other current liabilities	$5,778	$7,533
Operating lease long-term liabilities	Other long-term liabilities	13,524	17,137
Total operating lease liabilities		$19,302	$24,670

Finance lease, gross	Property, plant & equipment, net	$7,287	$6,785
Finance lease accumulated depreciation	Property, plant & equipment, net	(3,776)	(3,279)
Finance lease, net		$3,511	$3,506

Finance lease current liabilities	Other current liabilities	$1,616	$608
Finance lease long-term liabilities	Other long-term liabilities	3,421	2,072
Total finance lease liabilities		$5,037	$2,680
At March 31, 2021, maturity of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
April 1 - December 31, 2021	$5,749	$1,452
2022	6,181	1,852
2023	4,192	1,362
2024	2,182	561
2025	1,122	189
Thereafter	2,792	74
Total lease payments	$22,218	$5,490
Less imputed interest	2,916	453
	$19,302	$5,037

Weighted average remaining lease term (in years)	4.18	3.14

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental cash flow information related to leases for the three months ended March 31, 2021 were as follows: operating cash flows from operating leases were $2.2 million and operating cash flows from finance leases were $0.1 million.

10. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $0.4 million to the pension plans during the three months ended March 31, 2021, and expects to contribute approximately $1.7 million to the pension plans during the remainder of 2021.
The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended
	March 31,
	2021	2020
Service cost	$157	$286
Interest cost	700	862
Expected return on assets	(1,506)	(1,360)
Amortization of unrecognized prior service cost	—	—
Amortization of net unrecognized loss	697	696
Net periodic pension cost	$48	$484
Service cost is recorded as cost of sales in the Condensed Consolidated Statements of Operations while all other components are recorded in other income.

11. VARIABLE INTEREST ENTITIES

The Company holds a variable interest in three joint ventures for which the Company is the primary beneficiary. Two of these joint ventures operate distribution facilities that primarily distribute mining products. Titan is the 50% owner of one of these distribution facilities, which is located in Canada, and the 40% owner of the other such facility, which is located in Australia. Titan is also a 50% owner of a manufacturer of undercarriage components and complete track systems for earthmoving machines in India. The Company’s variable interests in these joint ventures relate to sales of Titan products to these entities, consigned inventory, and working capital loans.
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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$1,059	$1,585
Inventory	2,758	1,751
Other current assets	3,174	4,276
Property, plant and equipment, net	2,664	2,656
Other non-current assets	1,631	1,671
Total assets	$11,286	$11,939

Current liabilities	$1,218	$1,152
Other long-term liabilities	2,466	2,591
Total liabilities	$3,684	$3,743
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

	March 31, 2021	December 31, 2020
Investments	$5,647	$5,623
Total VIE assets	5,647	5,623
Accounts payable	3,699	3,377
Maximum exposure to loss	$9,346	$9,000

12. ASSET IMPAIRMENT

The Company recorded a $2.6 million asset impairment charge during the three months ended March 31, 2020 related to certain machinery and equipment located at TTRC as a result of market declines that indicated the remaining book value of the equipment is more than the fair market value. The TTRC asset impairment charge is recorded in "cost of sales" line item in the Condensed Consolidated Statements of Operations. The Company has no asset impairment charge for the three months ended March 31, 2021.

13. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. Royalty expenses were $2.5 million and $2.5 million for the three months ended March 31, 2021 and 2020, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
14. OTHER (EXPENSE) INCOME

Other (expense) income consisted of the following (amounts in thousands):

	Three months ended
	March 31,
	2021	2020
Gain on sale of assets	$791	$348
Equity investment income	64	605
Building rental income	7	316
Gain on property insurance settlement (1)	—	4,936
Gain on sale of Wheels India Limited shares	—	1,302
Other expense	(1,230)	(186)
	$(368)	$7,321

(1) The gain on property insurance settlement relates to the receipt of insurance proceeds during the three months ended March 31, 2020 for a 2017 fire that occurred at a facility of TTRC, a subsidiary of the Company, located in Fort McMurray in Alberta, Canada.

15. INCOME TAXES

The Company recorded income tax expense of $2.6 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. The Company's effective income tax rate was 16.4% and (0.2)% for the three months ended March 31, 2021 and 2020, respectively.

The Company’s 2021 and 2020 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses and partially offset by a reduction of the liability for unrecognized tax positions. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the three months ended March 31, 2021 and 2020.

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

On March 27, 2020, the U.S. government passed the CARES Act (the CARES Act), which provides tax relief to assist companies dealing with the effects of the novel strain of the coronavirus (COVID-19). The impact of the CARES Act was not material to the Company’s financial position or results of operations, except for the deferral of Social Security payroll taxes, which benefited the Company's operating cash flows during calendar year 2020.

On December 27, 2020 the Consolidated Appropriations Act of 2021 (the Appropriations Act) was signed into law. The
Appropriations Act, among other things, includes provisions related to the deductibility of the Paycheck Protection Program (PPP) expenses paid with PPP loan proceeds, payroll tax credits, modifications to the meals and entertainment deduction, increased limitations on charitable deductions for corporate taxpayers, and enhancements of expiring tax “extender” provisions. The impact of the Appropriations Act is not expected to be material to the Company's financial position or result of operations.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
16. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended
	March 31,
	2021	2020

Net Income (loss) attributable to Titan	$13,574	$(25,486)
Redemption value adjustment	—	—
Net Income (loss) applicable to common shareholders	$13,574	$(25,486)
Determination of shares:
Weighted average shares outstanding (basic)	61,466	60,360
Effect of equity awards	948	—
Weighted average shares outstanding (diluted)	62,414	60,360
Earnings per share:
Basic and diluted	$0.22	$(0.42)
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

At March 31, 2021, two of Titan’s subsidiaries were involved in litigation concerning environmental laws and regulations.

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

Following settlement negotiations with the U.S. federal government and the City of Des Moines, an agreement was reached in September 2020 which has been reduced to a Consent Decree that was executed by all parties on February 1, 2021. The Consent Decree prescribes total cash payments by Titan Tire to the federal government in the amount of $11.5 million, with $9.0 million due and payable within 30 days of the settlement becoming final, $1.5 million (plus interest at a rate of 2.22% per annum) due and payable within one year of the settlement becoming final and $1.0 million (plus interest at a rate of 2.22% per annum) due and payable within two years of the settlement becoming final. The Company paid $9.2 million, including accrued interest, to the federal government on February 25, 2021. The remaining amounts of $1.6 million and $1.2 million, including accrued interest, are accounted for within our other accrued liabilities and other long-term liabilities line items, respectively, within our Condensed Consolidated Balance Sheets as of March 31, 2021.

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
The table below presents information about certain operating results, separated by market segments, for each of the three months ended March 31, 2021 and 2020 (amounts in thousands):

	Three months ended
	March 31,
	2021	2020
Net sales
Agricultural	$208,759	$172,938
Earthmoving/construction	164,807	136,922
Consumer	29,952	31,640
	$403,518	$341,500
Gross profit
Agricultural	$29,789	$14,027
Earthmoving/construction	19,742	10,754
Consumer	3,734	2,463
	$53,265	$27,244
Income (loss) from operations
Agricultural	$15,283	$1,875
Earthmoving/construction	5,575	(3,915)
Consumer	1,667	(425)
Corporate & Unallocated	(8,294)	(7,138)
Income (loss) from operations	14,231	(9,603)

Interest expense	(7,523)	(7,920)
Foreign exchange gain (loss)	9,477	(17,242)
Other (expense) income, net	(368)	7,321
Income (loss) before income taxes	$15,817	$(27,444)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	March 31, 2021	December 31, 2020
Total assets
Agricultural	$452,622	$420,993
Earthmoving/construction	483,411	473,873
Consumer	116,913	114,993
Corporate & Unallocated	18,502	22,025
	$1,071,448	$1,031,884

19. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Board of Directors of the Company, Mr. Maurice Taylor. The related party is Mr. Fred Taylor, who is Mr. Maurice Taylor’s brother. The companies with which Mr. Fred Taylor is associated that do business with Titan include the following: Blacksmith OTR, LLC; F.B.T. Enterprises, Inc.; Green Carbon, Inc.; Silverstone, Inc.; and OTR Wheel Engineering, Inc.  Sales of Titan products to these companies were approximately $0.5 million for the three months ended March 31, 2021, and approximately $0.1 million for the three months ended March 31, 2020. Titan had trade receivables due from these companies of approximately $0.4 million at March 31, 2021, and approximately $0.1 million at December 31, 2020.  Sales commissions paid to the above companies were approximately $0.5 million for the three months ended March 31, 2021 as compared to $0.2 million for the three months ended March 31, 2020.

20. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2021	$(194,151)	$(413)	$(22,690)	$(217,254)
Currency translation adjustments, net	(26,665)	—	—	(26,665)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(44)	—	—	873	873
Derivative gain	—	40	—	40
Balance at March 31, 2021	$(220,816)	$(373)	$(21,817)	$(243,006)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2020	$(192,507)	$—	$(26,144)	$(218,651)
Currency translation adjustments, net	(32,004)	—	—	(32,004)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(210)	—	—	1,308	1,308
Balance at March 31, 2020	$(224,511)	$—	$(24,836)	$(249,347)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
21. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

Our senior secured notes due 2023 are guaranteed by the following wholly-owned subsidiaries of the Company: Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois. The note guarantees are the full and unconditional, joint and several obligations of the guarantors. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances upon the occurrence of certain customary conditions. See the indenture governing the senior secured notes due 2023 incorporated by reference to Exhibit 4.2 to the 2020 Form 10-K for additional information. The following condensed consolidating financial statements are presented using the equity method of accounting. Certain sales and marketing expenses recorded by non-guarantor subsidiaries have not been allocated to the guarantor subsidiaries.

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended March 31, 2021
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$168,765	$403,631	$(168,878)	$403,518
Cost of sales	(1,215)	146,482	373,864	(168,878)	350,253
Asset impairment	—	—	—	—	—
Gross profit	1,215	22,283	29,767	—	53,265
Selling, general and administrative expenses	3,013	12,648	18,367	—	34,028
Research and development expenses	229	784	1,540	—	2,553
Royalty expense	360	1,050	1,043	—	2,453
(Loss) income from operations	(2,387)	7,801	8,817	—	14,231
Interest expense	(6,964)	(4)	(555)	—	(7,523)
Intercompany interest income (expense)	446	510	(956)	—	—
Foreign exchange loss (gain)	—	(158)	9,635	—	9,477
Other (expense) income	(598)	(107)	337	—	(368)
(Loss) income before income taxes	(9,503)	8,042	17,278	—	15,817
Provision for income taxes	158	76	2,360	—	2,594
Equity in earnings (loss) of subsidiaries	22,884	—	(532)	(22,352)	—
Net income (loss)	13,223	7,966	14,386	(22,352)	13,223
Net loss attributable to noncontrolling interests	—	—	(351)	—	(351)
Net income (loss) attributable to Titan	$13,223	$7,966	$14,737	$(22,352)	$13,574

(Amounts in thousands)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive (Loss) Income For the Three Months Ended March 31, 2021
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$13,223	$7,966	$14,386	$(22,352)	$13,223
Derivative gain (loss)	40	—	40	(40)	40
Currency translation adjustment	(27,178)	—	(27,178)	27,178	(27,178)
Pension liability adjustments, net of tax	873	667	206	(873)	873
Comprehensive (loss) income	(13,042)	8,633	(12,546)	3,913	(13,042)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(864)	—	(864)
Comprehensive (loss) income attributable to Titan	$(13,042)	$8,633	$(11,682)	$3,913	$(12,178)

(Amounts in thousands)	Condensed Consolidating Balance Sheets March 31, 2021
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$9,810	$(20)	$86,164	$—	$95,954
Accounts receivable, net	382	3	249,519	—	249,904
Inventories	—	41,959	271,513	—	313,472
Prepaid and other current assets	1,257	17,413	37,565	—	56,235
Total current assets	11,449	59,355	644,761	—	715,565
Property, plant and equipment, net	2,032	82,275	223,313	—	307,620
Investment in subsidiaries	591,048	—	49,098	(640,146)	—
Other assets	1,877	5,018	41,368	—	48,263
Total assets	$606,406	$146,648	$958,540	$(640,146)	$1,071,448
Liabilities and Equity
Short-term debt	$—	$—	$31,076	$—	$31,076
Accounts payable	3,702	37,147	180,764	—	221,613
Other current liabilities	25,217	25,451	78,889	—	129,557
Total current liabilities	28,919	62,598	290,729	—	382,246
Long-term debt	406,115	—	34,461	—	440,576
Other long-term liabilities	953	12,342	46,199	—	59,494
Intercompany accounts	(38,544)	(432,240)	470,784	—	—
Redeemable noncontrolling interest	—	—	25,000	—	25,000
Titan shareholders' equity	208,963	503,948	95,230	(640,146)	167,995
Noncontrolling interests	—	—	(3,863)	—	(3,863)
Total liabilities and equity	$606,406	$146,648	$958,540	$(640,146)	$1,071,448

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Three Months Ended March 31, 2021
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(10,426)	$2,524	$(8,060)	$(15,962)
Cash flows from investing activities:
Capital expenditures	—	(2,544)	(6,317)	(8,861)
Proceeds from sale of fixed assets	—	3	542	545
Net cash provided used for investing activities	—	(2,541)	(5,775)	(8,316)
Cash flows from financing activities:
Proceeds from borrowings	11,239	—	10,642	21,881
Payment on debt	(2,000)	—	(10,398)	(12,398)
Other financing activities	(1)	(7)	(2,401)	(2,409)
Net cash provided by (used for) financing activities	9,238	(7)	(2,157)	7,074
Effect of exchange rate change on cash	—	—	(4,273)	(4,273)
Net decrease in cash and cash equivalents	(1,188)	(24)	(20,265)	(21,477)
Cash and cash equivalents, beginning of period	10,998	4	106,429	117,431
Cash and cash equivalents, end of period	$9,810	$(20)	$86,164	$95,954

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
22. SUBSEQUENT EVENTS

On April 22, 2021, the Company issued $400.0 million aggregate principal amount of 7.000% senior secured notes due 2028 (the senior secured notes due 2028) pursuant to an Indenture, dated as of April 22, 2021, among the Company, the Guarantors (as defined below) and U.S. Bank National Association, as trustee and as collateral trustee.

The senior secured notes due 2028 and the guarantees will be secured by first priority liens, subject to permitted liens, on certain collateral, which consists of Titan’s fee title, right and interest in and to the real estate on and buildings in which its manufacturing facilities are located, in Des Moines, Iowa; Freeport, Illinois; Quincy, Illinois; and Bryan, Ohio. The senior secured notes due 2028 are guaranteed by certain of the Company’s subsidiaries that own the interest in such collateral, which consist of Titan Wheel Corporation of Illinois, an Illinois corporation; Titan Tire Corporation, an Illinois corporation; Titan Tire Corporation of Freeport, an Illinois corporation; and Titan Tire Corporation of Bryan, an Ohio corporation (collectively, the Guarantors).

In connection with the issuance of the senior secured notes due 2028, the Company has called for redemption of all of the $400.0 million aggregate principal amount of the outstanding senior secured notes due 2023. The senior secured notes due 2023 will be redeemed on May 7, 2021 at 103.25% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of the financial statements included in this quarterly report with a narrative from the perspective of the management of Titan International, Inc. (Titan or the Company) on Titan's financial condition, results of operations, liquidity, and other factors that may affect the Company's future results. The MD&A in this quarterly report should be read in conjunction with the condensed consolidated financial statements and other financial information included elsewhere in this quarterly report and the MD&A and audited consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021 (the 2020 Form 10-K).

COVID-19 Pandemic
In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. During March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. The emergence of COVID-19 and its global spread presents significant risks to the Company, some of which the Company is unable to fully evaluate or even foresee. The COVID-19 pandemic adversely affected the Company’s financial results and business operations for the year ended December 31, 2020, and economic and health conditions in the United States and across the globe have continued to change since then. In some of the countries where the Company has operations and where COVID-19 has been widespread (such as the Company’s European and Latin America locations), the Company’s operations were significantly curtailed during March through May 2020. The Company’s operations resumed with additional sanitary and other protective health measures, which increased operating costs throughout the year. We expect these additional measures to continue into the foreseeable future as we seek to ensure the safety and welfare of Titan’s employees. While the Company's operations began to return to historical levels beginning in the second half of 2020 and continuing into the first quarter of 2021, certain geographies (particularly Europe and Latin America) continue to remain significantly impacted by the COVID-19 pandemic.

Due to the above circumstances as described generally in this Form 10-Q, the Company’s results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected in the future. Management cannot predict the full impact of the COVID-19 pandemic on the economic conditions generally, on the Company’s customers and, ultimately, on the Company. The nature, extent and duration of the effects of the COVID-19 pandemic on the Company are highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

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
Readers of this Form 10-Q should understand that these forward-looking statements are based on the Company’s current expectations and assumptions about future events and are subject to a number of risks, uncertainties, and changes in

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
circumstances that are difficult to predict, including, but not limited to, the factors discussed in Part I, Item 1A, Risk Factors, of the 2020 Form 10-K and Part II, Item 1A, Risk Factors, of this quarterly report on Form 10-Q, certain of which are beyond the Company’s control.

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
•Risks related to financial reporting, internal controls, tax accounting, and information systems; and
•Risks related to payment of cash to RDIF if OFAC does not approve the issuance of Titan common shares to RDIF.
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

MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
Agriculture-related commodity prices began to improve in 2020 and continued to improve during the first quarter of 2021. Improved farmer income, an aging large equipment fleet and lower equipment inventory levels are all factors which are anticipated to support improved demand for our products. Many of our customers are forecasting growth, providing further optimism of sustained stability in the market over the next several years. North America and Latin America are currently expected to experience the largest growth in 2021. Many more variables, including weather, volatility in the price of commodities, grain prices, export markets, foreign currency exchange rates, government policies, subsidies, and the demand for used equipment can greatly affect the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers. The earthmoving/construction markets experienced declines in 2020 due in large part to global economic uncertainty and the impacts of the COVID-19 pandemic. The construction market is primarily driven by GDP by country and the need for infrastructure developments. Demand for larger construction equipment used for highways and infrastructure began to tighten in 2019 and continued throughout much of 2020. Demand for mining industry equipment also began to soften within certain regions in the second half of 2019 and continued throughout 2020. In the early part of 2021, the market began to recover and there are stronger signs of continued growth through 2021, particularly in Europe and Asia, as the economies emerge from the pandemic and governments

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
begin to establish stimulus measures. There are historically low equipment inventory levels throughout the global construction industry, and mining capital budgets are also expected to rise during 2021. Improvements in mineral commodity prices also currently support recovery and growth.

CONSUMER MARKET OUTLOOK
The consumer market consists of several distinct product lines within different regions. These products include light truck tires, turf equipment, specialty products, and train brakes. Overall, the Company expects the markets to stabilize through 2021 due to pent up demand from historically lower sales volume achieved during 2020. This pace of recovery is anticipated to be slower than what is currently being experienced in the Agriculture and Earthmoving/Construction segments. The consumer segment is affected by many variables including consumer spending, interest rates, government policies, and other macroeconomic drivers.

RESULTS OF OPERATIONS

	Three months ended
(amounts in thousands)	March 31,
	2021	2020	% Increase/(Decrease)
Net sales	$403,518	$341,500	18.2%
Gross profit	53,265	27,244	95.5%
Gross profit %	13.2%	8.0%
Selling, general and administrative expenses	34,028	31,957	6.5%
Research and development expenses	2,553	2,410	5.9%
Royalty expense	2,453	2,480	(1.1)%
Income (loss) from operations	14,231	(9,603)	248.2%

Net Sales
Net sales for the three months ended March 31, 2021 were $403.5 million, compared to $341.5 million in the comparable period of 2020, an increase of 18.2% driven by sales increases in the agricultural and earthmoving/construction segments. Overall net sales volume and product price mix was up 15.1% and 4.8%, respectively, from the comparable prior year quarter, due to increases in demand in both the agricultural and earthmoving/construction segments. Pricing increases have been occurring due to the rise in raw material and other inflationary costs in the markets, including freight. The contributing factors to the increase in demand were increased commodity prices, lower equipment inventory levels and pent up demand following the economic impacts of the COVID-19 pandemic during 2020. In Europe, we experienced over $14 million in reduced sales during the first quarter of 2020 directly as a result of plant closures in Italy and China due to the COVID-19 pandemic, which did not repeat during the first quarter of 2021. The increase in net sales was partially offset by unfavorable foreign currency translation, which negatively impacted net sales by 1.7% or $5.7 million.

Gross Profit
Gross profit for the three months ended March 31, 2021 was $53.3 million, or 13.2% of net sales, an increase of $26.0 million compared to $27.2 million, or 8.0% of net sales, for the three months ended March 31, 2020. The increase in gross profit and margin was driven by the impact of increases in sales volume as described previously and overhead cost reduction initiatives executed across global production facilities following the COVID-19 pandemic. Gross profit was negatively impacted by $3.3 million as a result of abnormal natural gas price increases for our North American operations due to unprecedented unfavorable weather conditions experienced during a few weeks in February 2021 in large portions of the Southwest and Midwest regions of the United States.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the three months ended March 31, 2021 were $34.0 million, or 8.4% of net sales, compared to $32.0 million, or 9.4% of net sales, for the three months ended March 31, 2020.  The increase in SG&A was driven primarily by investments to improve our supply chain and logistics processes of $1.5 million and an increase in other employee-related costs as a result of improved operating performance and growth in sales.
Research and Development Expenses
Research and development (R&D) expenses for the three months ended March 31, 2021 were $2.6 million, or 0.6% of net sales, compared to $2.4 million, or 0.7% of net sales, for the comparable period in 2020. R&D spending reflects initiatives to improve product designs and an ongoing focus on quality.
Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries.

Royalty expenses for the three months ended March 31, 2021 were $2.5 million, or 0.6% of net sales, compared to $2.5 million, or 0.7% of net sales, for the three months ended March 31, 2020.

Income (Loss) from Operations
Income from operations for the first quarter of 2021 was $14.2 million, compared to loss from operations of $9.6 million for the first quarter of 2020.  The increase in income was due to the higher sales and improvements in gross profit margins.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense was $7.5 million and $7.9 million for the three months ended March 31, 2021 and 2020, respectively. Interest expense decreased due to reduction in the levels of long-term debt in the respective periods.

Foreign Exchange Gain (Loss)
Foreign exchange gain was $9.5 million for the three months ended March 31, 2021, compared to a loss of $17.2 million for the three months ended March 31, 2020.

The foreign exchange gain experienced during the three months ended March 31, 2021 was related to realized foreign currency gains associated with an ongoing initiative to rationalize Titan's legal entity structure and ongoing management of the intercompany capital structure as well as a favorable impact of the movement of foreign exchange rates.

The foreign exchange loss experienced during the three months ended March 31, 2020 is the result of the significant unfavorable movements in foreign currency exchange rates in many of the geographies in which we conduct business and translation of intercompany loans at certain foreign subsidiaries which are denominated in local currencies rather than the reporting currency, which is the United States dollar. Since such loans are expected to be settled at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates. During the first quarter of 2020, we had settled a number of intercompany loans as part of a loan restructuring initiative with a resulting foreign exchange loss which is reflected in the total foreign exchange loss recognized for the first quarter of 2020.

Other (Expense) Income
Other loss was $0.4 million for the three months ended March 31, 2021, as compared to other income of $7.3 million in the comparable quarter of 2020.  The decrease in other income for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily attributable to proceeds of $4.9 million related to a property insurance settlement at TTRC and a $1.3 million gain on the sale of shares of our investment in Wheels India Limited for the three months ended March 31, 2020.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Provision for Income Taxes
The Company recorded income tax expense of $2.6 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. The Company's effective income tax rate was 16% and 0% for the three months ended March 31, 2021 and 2020, respectively. The increase in income tax expense is due to improved profitability in foreign jurisdictions. In the first quarter of 2020, the Company reversed tax reserves of $0.6 million, related to the expiration of statute of limitations on previously recorded tax contingencies.

The Company’s 2021 and 2020 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses and partially offset by a reduction of the liability for unrecognized tax positions. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the three months ended March 31, 2021 and 2020.

Net Income (Loss) and Income (Loss) per Share
Net income for the first quarter of 2021 was $13.2 million, compared to net loss of $27.5 million in the comparable quarter of 2020, an improvement of $40.7 million. For the quarters ended March 31, 2021 and 2020, basic and diluted income (loss) per share were $0.22 and $(0.42), respectively. The Company's net income (loss) and income (loss) per share were due to the items previously discussed.

SEGMENT INFORMATION

Segment Summary (amounts in thousands):

Three months ended March 31, 2021	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$208,759	$164,807	$29,952	$—	$403,518
Gross profit	29,789	19,742	3,734	—	53,265
Profit margin	14.3%	12.0%	12.5%	—%	13.2%
Income (loss) from operations	15,283	5,575	1,667	(8,294)	14,231
Three months ended March 31, 2020
Net sales	$172,938	$136,922	$31,640	$—	$341,500
Gross profit	14,027	10,754	2,463	—	27,244
Profit margin	8.1%	7.9%	7.8%	—%	8.0%
Income (loss) from operations	1,875	(3,915)	(425)	(7,138)	(9,603)

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended
	March 31,
	2021	2020	% Increase/(Decrease)
Net sales	$208,759	$172,938	20.7%
Gross profit	29,789	14,027	112.4%
Profit margin	14.3%	8.1%	76.5%
Income from operations	15,283	1,875	715.1%

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Net sales in the agricultural segment were $208.8 million for the three months ended March 31, 2021, as compared to $172.9 million for the comparable period in 2020, an increase of 20.7%. Net sales volume and product price mix was up 15.0% and 10.2%, respectively, from the comparable prior year quarter due to demand in the market, reflective of improved farmer income, an aging large equipment fleet and lower equipment inventory levels within the dealer channels. Pricing is primarily reflective of increases in raw material and other cost increases in the markets, including freight. The overall increase in net sales was partially offset by unfavorable currency translation, primarily in Latin America, Europe and Russia of 4.5%.

Gross profit in the agricultural segment was $29.8 million for the three months ended March 31, 2021, as compared to $14.0 million in the comparable quarter of 2020, which was an improvement of 112%.  The increase in gross profit and margin is primarily attributable to the impact of increases in sales volume as described previously and overhead cost reduction initiatives executed across global production facilities following the COVID-19 pandemic.

Income from operations in Titan's agricultural segment was $15.3 million for the three months ended March 31, 2021, as compared to income of $1.9 million for the three months ended March 31, 2020. The overall increase in income from operations is attributable to higher gross profit and overall cost reduction initiatives.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended
	March 31,
	2021	2020	% Increase/(Decrease)
Net sales	$164,807	$136,922	20.4%
Gross profit	19,742	10,754	83.6%
Profit margin	12.0%	7.9%	51.9%
Income (loss) from operations	5,575	(3,915)	242.4%

The Company's earthmoving/construction segment net sales were $164.8 million for the three months ended March 31, 2021, as compared to $136.9 million in the comparable quarter of 2020, an increase of 20.4%. The increase in earthmoving/construction sales was driven by increased volume of 19.1%, which was primarily due improvement to global economic conditions and early recovery in construction markets, including the return to normalized supply and demand levels in light of the COVID-19 pandemic. For the three months ended March 31, 2020, the direct impact of the COVID-19 pandemic accounted for approximately $11.9 million of the sales decrease due to plant shutdowns and market disruptions in Europe and Asia, which did not repeat during the first quarter of 2021. Net sales was also favorably impacted by foreign currency translation in Europe, which increased net sales by 3.2%. Unfavorable product mix and price reduced net sales by 1.9%, respectively, primarily in North America and Europe, reflecting a lag on increases in raw material costs.

Gross profit in the earthmoving/construction segment was $19.7 million for the three months ended March 31, 2021, as compared to $10.8 million for the three months ended March 31, 2020. The increase in gross profit and margin was primarily driven by the increased sales volume and continued improved production efficiencies. The Company's earthmoving/construction segment income from operations was $5.6 million for the three months ended March 31, 2021, as compared to a loss of $3.9 million for the three months ended March 31, 2020. This improvement was due to increases in sales volume and cost containment measures taken to manage profitability during the last year in response to the market declines and the impact of the COVID-19 pandemic.

Consumer Segment Results
Consumer segment results for the periods presented below were as follows:

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

(Amounts in thousands)	Three months ended
	March 31,
	2021	2020	% Increase/(Decrease)
Net sales	$29,952	$31,640	(5.3)%
Gross profit	3,734	2,463	51.6%
Profit margin	12.5%	7.8%	60.3%
Income (loss) from operations	1,667	(425)	492.2%

Consumer segment net sales were $30.0 million for the three months ended March 31, 2021, as compared to $31.6 million for the three months ended March 31, 2020, a decrease of approximately 5.3%. The decrease was driven by unfavorable foreign currency translation and volume impacts to net sales of 7.7% and 1.7%, respectively. The unfavorable foreign currency translation primarily relates to Latin America. The decrease was partially offset by favorable product price mix impacts to net sales of 4.1% reflecting raw material and other cost increases in the market.

Gross profit from the consumer segment was $3.7 million for the three months ended March 31, 2021, as compared to $2.5 million for the three months ended March 31, 2020 due primarily to increased sales volume. Consumer segment income from operations was $1.7 million for the three months ended March 31, 2021, as compared to a loss of $0.4 million for the three months ended March 31, 2020 due to increase in gross profit as mentioned previously.

Corporate & Unallocated Expenses
Income from operations on a segment basis did not include unallocated loss of $8.3 million for the three months ended March 31, 2021, as compared to $7.1 million for the three months ended March 31, 2020. The year over year change is related to the increase in SG&A expenses as described previously, which were not allocated.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of March 31, 2021, the Company had $96.0 million of cash, a decrease of $21.5 million from December 31, 2020, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Three months ended March 31,
	2021	2020	Change
Net income (loss)	$13,223	$(27,499)	$40,722
Depreciation and amortization	12,560	13,785	(1,225)
Deferred income tax provision	(402)	(1,426)	1,024
Foreign currency translation (gain) loss	(9,571)	17,291	(26,862)
Accounts receivable	(63,803)	(45,330)	(18,473)
Inventories	(27,313)	6,611	(33,924)
Prepaid and other current assets	(3,297)	(6,404)	3,107
Accounts payable	60,581	34,006	26,575
Other current liabilities	401	15,012	(14,611)
Other liabilities	898	(342)	1,240
Other operating activities	761	(1,732)	2,493
Cash (used for) provided by operating activities	$(15,962)	$3,972	$(19,934)

In the first three months of 2021, cash flows used for operating activities was $16.0 million, driven by increases in accounts receivable of $63.8 million and increases in inventory of $27.3 million offset by increases in accounts payable of $60.6 million. The cash used for working capital was due to the higher sales volume in the first quarter of 2021 as compared to the first quarter of 2020 as mentioned previously. In the first quarter of 2021, the Company paid $9.2 million in a previously settled litigation matter (see Note 17). Included in the net income of $13.2 million were non-cash charges for depreciation and amortization of $12.6 million and foreign currency translation gain of $9.6 million.

Operating cash flows decreased by $19.9 million when comparing the first three months of 2021 to the comparable period in 2020. Net income in the first three months of 2021 increased by $40,722 from loss in the first three months of 2020. When comparing the first three months of 2021 to the comparable period in 2020, cash flows from operating activities decreased due to unfavorable comparability of accounts receivable, inventory and other current liabilities by $18.5 million, $33.9 million and $14.6 million, respectively. The unfavorable comparability is partially offset by favorable impact of accounts payable of $26.6 million.

Summary of the components of cash conversion cycle:

	March 31,	December 31,	March 31,
	2021	2020	2020
Days sales outstanding	57	54	57
Days inventory outstanding	84	99	93
Days payable outstanding	(59)	(56)	(55)
Cash conversion cycle	82	97	95

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Three months ended March 31,
	2021	2020	Change
Capital expenditures	$(8,861)	$(6,420)	$(2,441)
Sale of Wheels India Limited shares	—	6,917	(6,917)
Proceeds from sale of fixed assets	545	192	353
Proceeds from property insurance settlement	—	4,936	(4,936)
Other investing activities	—	(558)	558
Cash (used for) provided by investing activities	$(8,316)	$5,067	$(13,383)
Net cash used for investing activities was $8.3 million in the first three months of 2021, as compared to net cash provided by investing activities of $5.1 million in the first three months of 2020. The Company invested a total of $8.9 million in capital expenditures in the first three months of 2021, compared to $6.4 million in the comparable period of 2020. Capital expenditures during the first three months of 2021 and 2020 represent equipment replacement and improvements, along with new tools, dies and molds related to new product development. The overall capital outlay for 2021 is expected to increase as the Company seeks to enhance the Company's existing facilities and manufacturing capabilities and drive productivity gains following suppression of capital outlay in 2020 as a result of the COVID-19 pandemic and reduction of business activity.

Cash provided by investing activities for the quarter ended March 31, 2020 includes $4.9 million from the proceeds of a property insurance settlement and $6.9 million from proceeds for the sales of Wheels India Limited shares.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Three months ended March 31,
	2021	2020	Change
Proceeds from borrowings	$21,881	$23,949	$(2,068)
Payment on debt	(12,398)	(31,940)	19,542
Dividends paid	—	(302)	302
Other financing activities	(2,409)	—	(2,409)
Cash provided by (used for) financing activities	$7,074	$(8,293)	$15,367
In the first three months of 2021, $7.1 million of cash was provided by financing activities. Proceeds from borrowings provided $21.9 million, which was offset by payments on debt of $12.4 million. Borrowing on the domestic revolving credit facility occurred during the first three months of 2021 to support the working capital needs of the business due to increases in sales demand, resulting in an outstanding balance of $9.0 million at March 31, 2021 as compared to $0.0 million at December 31, 2020.

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
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Debt Restrictions
The Company’s revolving credit facility (credit facility) and indenture relating to the 6.50% senior secured notes due 2023 contain various restrictions, including:
•When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($10.0 million as of March 31, 2021), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);
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

Refer to Note 22 Subsequent Events to the consolidated financial statements for the redemption of the senior secured notes due 2023 and related issuance of the 7.00% senior secured notes due 2028.

Liquidity Outlook
At March 31, 2021, the Company had $96.0 million of cash and cash equivalents. At March 31, 2021, under the Company's $100 million credit facility, there were $9 million in borrowings, $9.4 million in outstanding letters of credit, and the amount available totaled $72.7 million. Titan's availability under this credit facility may be less than $100 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. The cash and cash equivalents balance of $96.0 million included $81.6 million held in foreign countries.

We are expecting full year capital expenditures to be approximately $35 and $40 million. Cash payments for interest are currently forecasted to be approximately $27 million for the remainder of 2021 based on March 31, 2021 debt balances and after giving effect to the issuance of the senior secured notes due 2028 and redemption of the senior secured note due 2023. The forecasted interest payments are comprised primarily of the semi-annual payments totaling $28 million (paid in April and October) for the senior secured notes due 2028, which became effective on April 22, 2021. In connection with the issuance of the senior secured notes due 2028 and redemption of the $400 million aggregate principal amount of the outstanding senior secured notes due 2023, the Company anticipates a net cash outflow during the second quarter of 2021 of approximately $19 million related to the payment of the call premium and other transaction costs.

Cash and cash equivalents, totaling $96.0 million at March 31, 2021, along with anticipated internal cash flows from operations and utilization of remaining available credit facilities, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures. Potential divestitures and unencumbered assets are also a means to provide for future liquidity needs. Titan has taken actions to obtain additional financial flexibility and credit capabilities from our banking partners and other sources throughout our global operations over the course of the first three months of 2021, to gain flexibility as the markets recover in the future. The Company amended and extended the Credit and Security Agreement with agent BMO Harris Bank N.A. and the other financial institutions party thereto with respect to its $100 million revolving credit facility. We are managing the business cycle and disruption due to the impact of the COVID-19 pandemic; however, we do not anticipate that this impact will cause the Company to violate any financial covenants with respect to its debt agreements. In addition, as a result of the measures undertaken by management, the Company does not anticipate any significant liquidity constraints during the foreseeable future.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes in the Company’s Critical Accounting Estimates since the filing of the 2020 Form 10-K. As discussed in the 2020 Form 10-K, the preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates, assumptions, and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates and

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
assumptions.  Refer to Note 1. Basis of Presentation and Significant Accounting Policies in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of the Company’s updated accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A - Quantitative and Qualitative Disclosures About Market Risk included in the 2020 Form 10-K. There have been no material changes in this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in Item 1A. Risk Factors to the 2020 Form 10-K.

The Company is subject to risks related to payment of cash to RDIF if OFAC does not approve the issuance of Titan common shares to RDIF.

The Company continues to be in contact with the Office of Foreign Asset Control (OFAC) regarding the release of 4,032,259 shares of Titan common stock (the escrowed shares) that were issued to an escrow account on behalf of RDIF in 2019 as part of the settlement of RDIF’s put option under the Voltyre-Prom shareholders agreement. OFAC has yet to approve the release of the escrowed shares to RDIF. If the escrowed shares are not released to RDIF by December 31, 2021, then Titan and RDIF may seek alternative settlement terms, which could include the payment by Titan to RDIF of $25 million in cash (which is the approximate value of the escrowed shares when issued in February 2019) and the return of the escrowed shares to Titan.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	May 5, 2021	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID A. MARTIN
David A. Martin
SVP and Chief Financial Officer
(Principal Financial Officer)