Form 10-Q
period 2021-06-30
TITAN INTERNATIONAL INC
filed 2021-07-29
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12936

TITAN INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

1525 Kautz Road, Suite 600, West Chicago, IL
(Address of principal executive offices)

36-3228472
(I.R.S. Employer Identification No.)

60185
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

Indicate the number of shares of Titan International, Inc. outstanding: 62,346,784 shares of common stock, $0.0001 par value, as of July 26, 2021.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Net sales	$438,639	$286,133	$842,157	$627,633
Cost of sales	377,169	255,259	727,422	566,936
Asset impairment	—	1,007	—	3,586
Gross profit	61,470	29,867	114,735	57,111
Selling, general and administrative expenses	32,566	28,441	66,594	60,398
Research and development expenses	2,528	2,132	5,081	4,542
Royalty expense	2,657	2,395	5,110	4,875
Income (loss) from operations	23,719	(3,101)	37,950	(12,704)
Interest expense	(8,598)	(7,906)	(16,121)	(15,826)
Loss on senior note repurchase	(16,020)	—	(16,020)	—
Foreign exchange (loss) gain	(768)	8,836	8,709	(8,406)
Other income (expense)	1,232	(492)	864	6,829
(Loss) income before income taxes	(435)	(2,663)	15,382	(30,107)
Provision for income taxes	1,991	1,980	4,585	2,035
Net (loss) income	(2,426)	(4,643)	10,797	(32,142)
Net income (loss) attributable to noncontrolling interests	347	402	(4)	(1,611)
Net (loss) income attributable to Titan and applicable to common shareholders	(2,773)	(5,045)	10,801	(30,531)

(Loss) income per common share:
Basic	$(0.04)	$(0.08)	$0.18	$(0.50)
Diluted	$(0.04)	$(0.08)	$0.17	$(0.50)
Average common shares and equivalents outstanding:
Basic	61,717	60,602	61,592	60,481
Diluted	61,717	60,602	62,480	60,481

Dividends declared per common share:	$—	$—	$—	$0.005

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	June 30,
	2021	2020
Net loss	$(2,426)	$(4,643)
Derivative gain (loss)	225	(198)
Currency translation adjustment	14,430	1,014
Pension liability adjustments, net of tax of $3 and $230, respectively	692	40
Comprehensive income (loss)	12,921	(3,787)
Net comprehensive income attributable to redeemable and noncontrolling interests	490	893
Comprehensive income (loss) attributable to Titan	$12,431	$(4,680)

	Six months ended
	June 30,
	2021	2020
Net income (loss)	$10,797	$(32,142)
Derivative gain (loss)	265	(198)
Currency translation adjustment	(12,748)	(32,772)
Pension liability adjustments, net of tax of $(41) and $20, respectively	1,565	1,348
Comprehensive loss	(121)	(63,764)
Net comprehensive loss attributable to redeemable and noncontrolling interests	(374)	(2,902)
Comprehensive income (loss) attributable to Titan	$253	$(60,862)

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	June 30, 2021	December 31, 2020

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$95,804	$117,431
Accounts receivable, net	265,729	193,014
Inventories	345,339	293,679
Prepaid and other current assets	65,368	54,475
Total current assets	772,240	658,599
Property, plant and equipment, net	310,210	319,854
Operating lease assets	19,393	24,356
Deferred income taxes	2,780	2,591
Other assets	22,815	26,484
Total assets	$1,127,438	$1,031,884

Liabilities
Current liabilities
Short-term debt	$34,296	$31,119
Accounts payable	239,001	167,210
Other current liabilities	140,316	131,382
Total current liabilities	413,613	329,711
Long-term debt	452,730	433,584
Deferred income taxes	4,278	3,895
Other long-term liabilities	53,640	63,429
Total liabilities	924,261	830,619

Redeemable noncontrolling interest	25,000	25,000

Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 62,288,637 issued at June 30, 2021 and 61,466,593 at December 31, 2020)	—	—
Additional paid-in capital	534,697	532,742
Retained deficit	(124,224)	(135,025)
Treasury stock (at cost, 80,876 shares at June 30, 2021 and 89,612 shares at December 31, 2020)	(1,121)	(1,199)
Accumulated other comprehensive loss	(227,802)	(217,254)
Total Titan shareholders’ equity	181,550	179,264
Noncontrolling interests	(3,373)	(2,999)
Total equity	178,177	176,265
Total liabilities and equity	$1,127,438	$1,031,884
See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2020	60,283,212	$532,070	$(74,334)	$(4,234)	$(218,651)	$234,851	$4,137	$238,988
Net loss			(25,486)			(25,486)	(2,013)	(27,499)
Currency translation adjustment, net					(32,004)	(32,004)	(1,782)	(33,786)
Pension liability adjustments, net of tax					1,308	1,308		1,308
Dividends declared			(302)			(302)		(302)
Stock-based compensation	2,500	468		22		490		490
VIE deconsolidation						—	(559)	(559)
Issuance of treasury stock under 401(k) plan	76,280	282				282		282
Balance March 31, 2020	60,361,992	$532,820	$(100,122)	$(4,212)	$(249,347)	$179,139	$(217)	$178,922
Net (loss) income			(5,045)			(5,045)	402	(4,643)
Currency translation adjustment, net					523	523	491	1,014
Pension liability adjustments, net of tax					40	40		40
Unrealized loss on investment					(198)	(198)		(198)
Noncontrolling interest contributions						—	608	608
Stock-based compensation	2,500	559		22		581		581
Issuance of treasury stock under 401(k) plan	237,802	(1,802)		2,135		333		333
Balance June 30, 2020	60,602,294	$531,577	$(105,167)	$(2,055)	$(248,982)	$175,373	$1,284	$176,657

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2021	61,376,981	$532,742	$(135,025)	$(1,199)	$(217,254)	$179,264	$(2,999)	$176,265
Net income (loss)			13,574			13,574	(351)	13,223
Currency translation adjustment, net					(26,665)	(26,665)	(513)	(27,178)
Pension liability adjustments, net of tax					873	873		873
Derivative gain					40	40		40
Stock-based compensation	146,322	487		82		569		569
Issuance of stock under 401(k) plan	70,416	340				340		340
Balance March 31, 2021	61,593,719	$533,569	$(121,451)	$(1,117)	$(243,006)	$167,995	$(3,863)	$164,132
Net (loss) income			(2,773)			(2,773)	347	(2,426)
Currency translation adjustment, net					14,287	14,287	143	14,430
Pension liability adjustments, net of tax					692	692		692
Derivative gain					225	225		225
Stock-based compensation	578,516	787		(4)		783		783
Issuance of treasury stock under 401(k) plan	35,526	341				341		341
Balance June 30, 2021	62,207,761	$534,697	$(124,224)	$(1,121)	$(227,802)	$181,550	$(3,373)	$178,177

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2021	2020
Net income (loss)	$10,797	$(32,142)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	24,918	27,119
Asset impairment	—	3,586
Deferred income tax provision	198	(2,111)
(Gain) loss on fixed asset and investment sale	(485)	703
Gain on property insurance settlement	—	(4,936)
Loss on senior note repurchase	16,020	—
Stock-based compensation	1,380	1,071
Issuance of stock under 401(k) plan	681	615
Foreign currency translation (gain) loss	(9,665)	8,122
(Increase) decrease in assets:
Accounts receivable	(72,765)	(22,383)
Inventories	(53,080)	23,051
Prepaid and other current assets	(10,350)	(2,491)
Other assets	3,154	844
Increase (decrease) in liabilities:
Accounts payable	71,051	(11,568)
Other current liabilities	7,993	19,180
Other liabilities	(7,334)	(3,159)
Net cash (used for) provided by operating activities	(17,487)	5,501
Cash flows from investing activities:
Capital expenditures	(14,637)	(8,402)
Sale of Wheels India Limited shares	—	15,722
Proceeds from property insurance settlement	—	4,936
Proceeds from sale of fixed assets	749	200
Other	—	(558)
Net cash (used for) provided by investing activities	(13,888)	11,898
Cash flows from financing activities:
Proceeds from borrowings	459,929	76,798
Repurchase of senior secured notes	(413,000)	—
Payment on debt	(34,040)	(74,011)
Dividends paid	—	(603)
Other financing activities	(2,040)	608
Net cash provided by financing activities	10,849	2,792
Effect of exchange rate changes on cash	(1,101)	(6,830)
Net (decrease) increase in cash and cash equivalents	(21,627)	13,361
Cash and cash equivalents, beginning of period	117,431	66,799
Cash and cash equivalents, end of period	$95,804	$80,160

Supplemental information:
Interest paid	$16,422	$15,188
Income taxes paid, net of refunds received	$7,101	$4,732

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying unaudited condensed consolidated interim financial statements include the accounts of Titan International, Inc. and its subsidiaries (Titan or the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of June 30, 2021, and the results of operations and cash flows for the three months ended June 30, 2021 and 2020, and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021 (the 2020 Form 10-K). All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

COVID-19 pandemic
The COVID-19 pandemic continued to have an impact on the Company in the second quarter. The Company’s operations continued with additional sanitary and other protective health measures which have increased operating costs. While the business conditions improved during the second quarter of 2021, certain geographies (particularly Australia, Europe and Latin America) continue to remain significantly impacted by the COVID-19 pandemic including new strains of the virus. We expect that the Company's operations will continue to be impacted by the pandemic, though the nature and extent of the impact will depend on the duration and severity of the COVID-19 pandemic, the length of time it takes for more normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date and numerous other uncertainties.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  Our 7.00% senior secured notes due 2028 (the senior secured notes due 2028) were carried at a cost of $394.2 million at June 30, 2021. The fair value of the senior secured notes due 2028 at June 30, 2021, as obtained through an independent pricing source, was approximately $422.0 million.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following (amounts in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable	$269,623	$196,796
Allowance for doubtful accounts	(3,894)	(3,782)
Accounts receivable, net	$265,729	$193,014
Accounts receivable are reduced by an allowance for doubtful accounts for estimated uncollectible accounts receivable, which is based upon historical experience and specific customer collection issues. Accounts are written off against the allowance account when they are determined to no longer be collectible.

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	June 30, 2021	December 31, 2020
Raw material	$103,197	$78,733
Work-in-process	45,186	36,485
Finished goods	196,956	178,461
	$345,339	$293,679

Inventories are valued at the lower of cost or net realizable value. Net realizable value is estimated based on current selling prices. Inventory costs are calculated using the first-in, first-out (FIFO) method or average cost method. Estimated provisions are established for slow-moving and obsolete inventory.

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (amounts in thousands):

	June 30, 2021	December 31, 2020
Land and improvements	$43,128	$43,943
Buildings and improvements	242,629	245,619
Machinery and equipment	582,773	583,847
Tools, dies and molds	112,461	111,189
Construction-in-process	15,742	11,282
	996,733	995,880
Less accumulated depreciation	(686,523)	(676,026)
	$310,210	$319,854

Depreciation on property, plant and equipment for the six months ended June 30, 2021 and 2020 totaled $24.0 million and $25.1 million, respectively.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. INTANGIBLE ASSETS, NET

The components of intangible assets, net consisted of the following (amounts in thousands):

	Weighted Average Useful Lives (in years) June 30, 2021	June 30, 2021	December 31, 2020
Amortizable intangible assets:
Patents, trademarks and other	12.25	$10,062	$10,181
Less accumulated amortization		(8,490)	(8,206)
		$1,572	$1,975
Amortization related to intangible assets for the six months ended June 30, 2021 and 2020 totaled $0.3 million and $1.2 million, respectively. Intangible assets are included as a component of other assets in the Condensed Consolidated Balance Sheets.

The estimated aggregate amortization expense at June 30, 2021 for each of the years (or other periods) set forth below was as follows (amounts in thousands):

July 1 - December 31, 2021	$72
2022	145
2023	145
2024	134
2025	123
Thereafter	953
$1,572

6. WARRANTY

Changes in the warranty liability during the six months ended June 30, 2021 and 2020, respectively, consisted of the following (amounts in thousands):

	2021	2020
Warranty liability, January 1	$15,040	$14,334
Provision for warranty liabilities	5,747	3,555
Warranty payments made	(4,795)	(3,784)
Warranty liability, June 30	$15,992	$14,105

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. DEBT

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2021
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(5,785)	$394,215
Titan Europe credit facilities	42,744	—	42,744
Revolving credit facility	29,000	—	29,000
Other debt	21,067	—	21,067
Total debt	492,811	(5,785)	487,026
Less amounts due within one year	34,296	—	34,296
Total long-term debt	$458,515	$(5,785)	$452,730

	December 31, 2020
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(3,124)	$396,876
Titan Europe credit facilities	49,583	—	49,583
Other debt	18,244	—	18,244
Total debt	467,827	(3,124)	464,703
Less amounts due within one year	31,119	—	31,119
Total long-term debt	$436,708	$(3,124)	$433,584

Aggregate principal maturities of long-term debt at June 30, 2021 for each of the years (or other periods) set forth below were as follows (amounts in thousands):

July 1 - December 31, 2021	$30,640
2022	13,581
2023	36,627
2024	5,487
2025	1,421
Thereafter	405,055
$492,811
7.00% senior secured notes due 2028
On April 22, 2021, the Company issued $400.0 million aggregate principal amount of 7.00% senior secured notes due April 2028 (the senior secured notes due 2028). Including the impact of debt issuance costs, these notes had an effective yield of 7.27% at issuance. These notes are secured by the land and buildings of the following subsidiaries of the Company: Titan Wheel Corporation of Illinois; Titan Tire Corporation, Titan Tire Corporation of Freeport, and Titan Tire Corporation of Bryan.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6.50% senior secured noted due 2023
In connection with the issuance of the senior secured notes due 2028, the Company satisfied and discharged the indenture related to the 6.50% senior secured notes due 2023 (senior secured notes due 2023) by completing a call and redemption of all of its outstanding $400.0 million principal amount of the senior secured notes due 2023. In connection with this call and redemption, the Company recorded $16.0 million of expenses included within the loss on senior note repurchase line item within the Condensed Consolidated Financial Statements.

Titan Europe credit facilities
The Titan Europe credit facilities include borrowings from various institutions totaling $42.7 million in aggregate principal amount at June 30, 2021. Maturity dates on this debt range from less than one year to nine years. The Titan Europe facilities are secured by the assets of Titan's subsidiaries in Italy, Spain, Germany, and Brazil.

Revolving credit facility
The Company has a $100 million revolving credit facility with BMO Harris Bank N.A., as agent, and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and is scheduled to mature in February 16, 2023. From time to time Titan's availability under this credit facility may be less than $100 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At June 30, 2021, under the Company's $100 million credit facility there were $29.0 million in borrowings and $10.1 million in outstanding letters of credit, and the amount available for borrowing totaled $59.0 million.

Other debt
The Company has working capital loans at Titan Pneus do Brasil Ltda and Voltyre-Prom at various interest rates, which totaled $11.7 million and $7.6 million at June 30, 2021, respectively. Maturity dates on this debt range from less than one year to two years.

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

On November 14, 2018, the Company received notification of exercise of the put option from RDIF. On February 11, 2019, the Company entered into a definitive agreement (the Agreement) with an affiliate of RDIF relating to the put option that was exercised by RDIF. The transactions contemplated by the Agreement closed on February 22, 2019. Under the terms of the Agreement, in full satisfaction of the settlement put option that was exercised by RDIF, Titan paid $25 million in cash to RDIF at the closing of the transaction, and agreed, subject to the completion of regulatory approval, to issue 4,032,259 shares of restricted Titan common stock to RDIF in a private placement. Due to pending regulatory approval, the issuance of the shares of restricted Titan common stock pursuant to the Agreement was not completed as of June 30, 2021 and the shares remain in an escrow account. Immediately following the closing, RDIF continued to own the same interest in Voltyre-Prom, subject to the terms of the Agreement and the Shareholders’ Agreement. Titan has retained the right to buy back the Titan shares from RDIF for $25 million until February 12, 2022. If the escrowed shares are not released to RDIF by December 31, 2021, then Titan and RDIF may seek alternative settlement terms, which could include the payment by Titan to RDIF of $25 million in cash (which is the approximate value of the escrowed shares when issued in February 2019) and return the escrowed shares to Titan.

On January 8, 2019, the Company received notification of the exercise of the put option from OEP and made full satisfaction of the settlement of the put option exercised by OEP on July 31, 2019. As of June 30, 2021 and December 31, 2020, the value of the redeemable noncontrolling interest held by RDIF was recorded at $25 million, the value of the shares of restricted stock to be issued pursuant to the terms of the agreement.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

This obligation represents the value of the restricted common stock due to RDIF on June 30, 2021, and is presented in the Condensed Consolidated Balance Sheets in redeemable noncontrolling interest, which is treated as mezzanine equity.

9. LEASES

The Company leases certain buildings and equipment under both operating and finance leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance, and insurance by the Company. Under FASB Accounting Standards Codification Topic 842 "Leases," the Company made an accounting policy election, by class of underlying asset, not to separate non-lease components such as those previously stated from lease components and instead will treat the lease agreement as a single lease component for all asset classes. Operating right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent Titan's obligations to make lease payments arising from the lease. The majority of Titan's leases are operating leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of Titan's leases do not provide an implicit interest rate, the Company used its incremental borrowing rate (7.27%), based on the information available at the lease commencement date, in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. Amortization expense associated with finance leases is included in cost of sales and selling, general and administrative expenses, and interest expense associated with finance leases is included in interest expense in the Condensed Consolidated Statements of Operations.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	June 30, 2021	December 31, 2020
Operating lease ROU assets	Operating lease assets	$19,393	$24,356

Operating lease current liabilities	Other current liabilities	$6,443	$7,533
Operating lease long-term liabilities	Other long-term liabilities	13,211	17,137
Total operating lease liabilities		$19,654	$24,670

Finance lease, gross	Property, plant & equipment, net	$7,260	$6,785
Finance lease accumulated depreciation	Property, plant & equipment, net	(3,146)	(3,279)
Finance lease, net		$4,114	$3,506

Finance lease current liabilities	Other current liabilities	$1,568	$608
Finance lease long-term liabilities	Other long-term liabilities	2,841	2,072
Total finance lease liabilities		$4,409	$2,680
At June 30, 2021, maturities of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
July 1 - December 31, 2021	$4,375	$915
2022	6,801	1,772
2023	4,674	1,304
2024	2,381	549
2025	1,347	202
Thereafter	3,398	88
Total lease payments	$22,976	$4,830
Less imputed interest	3,322	421
	$19,654	$4,409

Weighted average remaining lease term (in years)	4.15	2.98
Supplemental cash flow information related to leases for the six months ended June 30, 2021 were as follows: operating cash flows from operating leases were $3.5 million and operating cash flows from finance leases were $0.1 million.

10. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $0.8 million to the pension plans during the six months ended June 30, 2021, and expects to contribute approximately $1.3 million to the pension plans during the remainder of 2021.
The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Service cost	$181	$242	$338	$528
Interest cost	713	876	1,413	1,738
Expected return on assets	(1,508)	(1,358)	(3,014)	(2,718)
Amortization of unrecognized prior service cost	(32)	—	(32)	—
Amortization of net unrecognized loss	696	696	1,393	1,392
Net periodic pension cost	$50	$456	$98	$940
Service cost is recorded as cost of sales in the Condensed Consolidated Statements of Operations while all other components are recorded in other income.

11. VARIABLE INTEREST ENTITIES

The Company holds a variable interest in three joint ventures for which the Company is the primary beneficiary. Two of these joint ventures operate distribution facilities that primarily distribute mining products. Titan is the 50% owner of one of these distribution facilities, which is located in Canada, and the 40% owner of the other such facility, which is located in Australia. Effective during the second quarter of 2021, the Company is no longer a 40% owner of the facility located in Australia. Titan is also a 50% owner of a manufacturer of undercarriage components and complete track systems for earthmoving machines in India. The Company’s variable interests in these joint ventures relate to sales of Titan products to these entities, consigned inventory, and working capital loans.
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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$962	$1,585
Inventory	2,402	1,751
Other current assets	3,489	4,276
Property, plant and equipment, net	3,524	2,656
Other non-current assets	699	1,671
Total assets	$11,076	$11,939

Current liabilities	$1,015	$1,152
Other long-term liabilities	965	2,591
Total liabilities	$1,980	$3,743
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

	June 30, 2021	December 31, 2020
Investments	$5,814	$5,623
Total VIE assets	5,814	5,623
Accounts payable	2,507	3,377
Maximum exposure to loss	$8,321	$9,000

12. ASSET IMPAIRMENT

The Company recorded a $1.0 million and $3.6 million asset impairment charge during the three months ended and the six months ended June 30, 2020, respectively. For the three and the six months ended June 30, 2020, the Company recorded an inventory impairment charge of $1.0 million as part of the closure of the Saltville, Virginia wheel operations. For the six months ended June 30, 2020, the Company recorded an impairment charge of $2.6 million related to certain machinery and equipment located at TTRC as a result of market declines that indicated the remaining book value of the equipment is more than the fair market value. The inventory impairment charge and the TTRC asset impairment charge is recorded in "cost of sales" line item in the Condensed Consolidated Statements of Operations. The Company has no asset impairment charge for the three and the six months ended June 30, 2021.

13. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. Royalty expenses were $2.7 million and $2.4 million for the three months ended June 30, 2021 and 2020, respectively, and $5.1 million and $4.9 million for the six months ended June 30, 2021 and 2020, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
(Loss) gain sale of assets	$(626)	$544	$165	$892
Gain on property insurance settlement (1)	—	—	—	4,936
Loss on sale of Wheels India shares	—	(2,005)	—	(703)
Equity investment income (loss)	60	(236)	124	369
Gain on legal settlement (2)	1,750	—	1,750	—
Other income (expense) (3)	48	1,205	(1,175)	1,335
	$1,232	$(492)	$864	$6,829

(1) The gain on property insurance settlement relates to the receipt of insurance proceeds during the three months ended March 31, 2020 for a 2017 fire that occurred at a facility of TTRC, a subsidiary of the Company, located in Fort McMurray in Alberta, Canada.
(2) The gain on legal settlement relates to proceeds received from a steel supplier.
(3) Other income (expense) includes rental income for our Brownsville, Texas facility of $398 and $714 for the three and six months ended June 30, 2020, respectively.

15. INCOME TAXES

The Company recorded income tax expense of $2.0 million and $2.0 million for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded income tax expense of $4.6 million and $2.0 million , respectively. The Company's effective income tax rate was (457.7)% and (74.4)% for the three months ended June 30, 2021 and 2020, respectively, and 29.8% and (6.8)% for the six months ended June 30, 2021 and 2020. For the three months ended June 30, 2021 and 2020, the income tax expense each period was comparable, however, the overall pre-tax loss decrease resulted in the significant fluctuation in the effective tax rate. The year-to-date increase in income tax expense for the six months ended June 30, 2021 is due to improved profitability in foreign jurisdictions. For the six months ended June 30, 2021 and 2020, the Company reversed tax reserves of $0.7 million and $3.7 million, related to the expiration of statute of limitations on previously recorded tax contingencies.

The Company’s 2021 and 2020 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses and partially offset by a reduction of the liability for unrecognized tax positions. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the six months ended June 30, 2021 and 2020.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On December 27, 2020 the Consolidated Appropriations Act of 2021 (the Appropriations Act) was signed into law. The
Appropriations Act, among other things, includes provisions related to the deductibility of the Paycheck Protection Program (PPP) expenses paid with PPP loan proceeds, payroll tax credits, modifications to the meals and entertainment deduction, increased limitations on charitable deductions for corporate taxpayers, and enhancements of expiring tax “extender” provisions. The impact of the Appropriations Act is not expected to be material to the Company’s financial position or result of operations.

16. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Net (loss) income attributable to Titan	$(2,773)	$(5,045)	$10,801	$(30,531)
Redemption value adjustment	—	—	—	—
Net (loss) income applicable to common shareholders	$(2,773)	$(5,045)	$10,801	$(30,531)
Determination of shares:
Weighted average shares outstanding (basic)	61,717	60,602	61,592	60,481
Effect of equity awards	—	—	888	—
Weighted average shares outstanding (diluted)	61,717	60,602	62,480	60,481
Earnings per share:
Basic	$(0.04)	$(0.08)	$0.18	$(0.50)
Diluted	$(0.04)	$(0.08)	$0.17	$(0.50)
The effect of equity awards has been excluded for the three months ended June 30, 2021, as well as, for the three and six months ended June 30, 2020, as the effect would have been antidilutive. The weighted average share amount excluded for equity awards for the three months ended June 30, 2021 was 0.9 million, and for the three and six months ended June 30, 2020 was 0.1 million and 0.1 million, respectively.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Following settlement negotiations with the U.S. federal government and the City of Des Moines, an agreement was reached in September 2020 which has been reduced to a Consent Decree that was executed by all parties on February 1, 2021. The Consent Decree prescribes total cash payments by Titan Tire to the federal government in the amount of $11.5 million, with $9.0 million due and payable within 30 days of the settlement becoming final, $1.5 million (plus interest at a rate of 2.22% per annum) due and payable within one year of the settlement becoming final and $1.0 million (plus interest at a rate of 2.22% per annum) due and payable within two years of the settlement becoming final. The Company paid $9.2 million, including accrued interest, to the federal government on February 25, 2021. The remaining amounts of $1.6 million and $1.2, including accrued interest, are accounted for within our other accrued liabilities and other long-term liabilities line items, respectively, within our Condensed Consolidated Balance Sheets as of June 30, 2021. On May 27, 2021, the Company transferred ownership of the Dico land to the City of Des Moines, in accordance with the agreement.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

18. SEGMENT INFORMATION

The Company has aggregated its operating units into reportable segments based on its three customer markets: agricultural, earthmoving/construction, and consumer. Each reportable segment includes wheels, tires, wheel/tire assemblies, and undercarraige systems and components. These segments are based on the information used by the Chief Executive Officer to make certain operating decisions, allocate portions of capital expenditures, and assess segment performance. Segment external sales, expenses, and income from operations are determined based on the results of operations for the operating units of the Company's manufacturing facilities. Segment assets are generally determined on the basis of the tangible assets located at such operating units’ manufacturing facilities and the intangible assets associated with the acquisitions of such operating units. However, certain operating units’ property, plant and equipment balances are carried at the corporate level.

The table below presents information about certain operating results, separated by market segments, for each of the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales
Agricultural	$231,504	$147,267	$440,263	$320,206
Earthmoving/construction	176,715	112,457	341,522	249,379
Consumer	30,420	26,409	60,372	58,048
	$438,639	$286,133	$842,157	$627,633
Gross profit
Agricultural	$35,291	$15,613	$65,080	$29,640
Earthmoving/construction	22,328	11,614	42,070	22,368
Consumer	3,851	2,640	7,585	5,103
	$61,470	$29,867	$114,735	$57,111
Income (loss) from operations
Agricultural	$20,789	$6,992	$36,072	$8,867
Earthmoving/construction	7,462	(1,902)	13,037	(5,817)
Consumer	1,881	1,425	3,548	1,000
Corporate & Unallocated	(6,413)	(9,616)	(14,707)	(16,754)
Income (loss) from operations	23,719	(3,101)	37,950	(12,704)

Interest expense	(8,598)	(7,906)	(16,121)	(15,826)
Loss on senior note repurchase	(16,020)	—	(16,020)	—
Foreign exchange (loss) gain	(768)	8,836	8,709	(8,406)
Other income (expense), net	1,232	(492)	864	6,829
(Loss) income before income taxes	$(435)	$(2,663)	$15,382	$(30,107)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	June 30, 2021	December 31, 2020
Total assets
Agricultural	$489,542	$420,993
Earthmoving/construction	502,939	473,873
Consumer	119,695	114,993
Corporate & Unallocated	15,262	22,025
	$1,127,438	$1,031,884

19. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Board of Directors of the Company, Mr. Maurice Taylor. The related party is Mr. Fred Taylor, who is Mr. Maurice Taylor’s brother. The companies with which Mr. Fred Taylor is associated that do business with Titan include the following: Blacksmith OTR, LLC; F.B.T. Enterprises, Inc.; Green Carbon, Inc.; Silverstone, Inc.; and OTR Wheel Engineering, Inc.  Sales of Titan products to these companies were approximately $0.8 million and $1.3 million for the three and six months ended June 30, 2021, and approximately $0.2 million and $0.5 million for the three six months ended June 30, 2020. Titan had trade receivables due from these companies of approximately $0.3 million at June 30, 2021, and approximately $0.1 million at December 31, 2020.  Sales commissions paid to the above companies were approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2021 as compared to $0.4 million and $0.7 million for the three and six months ended June 30, 2020.

20. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at April 1, 2021	$(220,816)	$(373)	$(21,817)	$(243,006)
Currency translation adjustments, net	14,287	—	—	14,287
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $3	—	—	692	692
Derivative gain	—	225	—	225
Balance at June 30, 2021	$(206,529)	$(148)	$(21,125)	$(227,802)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2021	$(194,151)	$(413)	$(22,690)	$(217,254)
Currency translation adjustments, net	(12,378)	—	—	(12,378)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(41)	—	—	1,565	1,565
Derivative gain	—	265	—	265
Balance at June 30, 2021	$(206,529)	$(148)	$(21,125)	$(227,802)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at April 1, 2020	$(224,511)	$—	$(24,836)	$(249,347)
Currency translation adjustments, net	523	—	—	523
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $230	—	—	40	40
Derivative loss	—	(198)	—	(198)
Balance at June 30, 2020	$(223,988)	$(198)	$(24,796)	$(248,982)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2020	$(192,507)	$—	$(26,144)	$(218,651)
Currency translation adjustments, net	(31,481)	—	—	(31,481)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $20	—	—	1,348	1,348
Derivative loss	—	(198)	—	(198)
Balance at June 30, 2020	$(223,988)	$(198)	$(24,796)	$(248,982)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
21. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

Our senior secured notes due 2028 are guaranteed by the following wholly-owned subsidiaries of the Company: Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois. The note guarantees are the full and unconditional, joint and several obligations of the guarantors. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances upon the occurrence of certain customary conditions. See the indenture governing the senior secured notes due 2028 filed as Exhibit 4.1 to the Form 8-K filed by the Company on April 22, 2021 for additional information. The following condensed consolidating financial statements are presented using the equity method of accounting. Certain sales and marketing expenses recorded by non-guarantor subsidiaries have not been allocated to the guarantor subsidiaries.

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended June 30, 2021
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$56,315	$438,663	$(56,339)	$438,639
Cost of sales	1,716	28,093	403,699	(56,339)	377,169
Gross (loss) profit	(1,716)	28,222	34,964	—	61,470
Selling, general and administrative expenses	2,586	11,211	18,769	—	32,566
Research and development expenses	227	724	1,577	—	2,528
Royalty expense	475	1,077	1,105	—	2,657
(Loss) income from operations	(5,004)	15,210	13,513	—	23,719
Interest expense	(8,170)	(7)	(421)	—	(8,598)
Loss on senior note repurchase	(16,020)	—	—	—	(16,020)
Intercompany interest income (expense)	417	537	(954)	—	—
Foreign exchange (loss) gain	(6)	293	(1,055)	—	(768)
Other (expense) income	(628)	2,135	(275)	—	1,232
(Loss) income before income taxes	(29,411)	18,168	10,808	—	(435)
(Benefit) provision for income taxes	(2,114)	81	4,024	—	1,991
Equity in earnings (loss) of subsidiaries	24,871	—	4,131	(29,002)	—
Net (loss) income	(2,426)	18,087	10,915	(29,002)	(2,426)
Net income attributable to noncontrolling interests	—	—	347	—	347
Net (loss) income attributable to Titan	$(2,426)	$18,087	$10,568	$(29,002)	$(2,773)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Six Months Ended June 30, 2021
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$225,080	$842,294	$(225,217)	$842,157
Cost of sales	501	174,575	777,563	(225,217)	727,422
Gross (loss) profit	(501)	50,505	64,731	—	114,735
Selling, general and administrative expenses	5,599	23,859	37,136	—	66,594
Research and development expenses	456	1,508	3,117	—	5,081
Royalty expense	835	2,127	2,148	—	5,110
(Loss) income from operations	(7,391)	23,011	22,330	—	37,950
Interest (expense)	(15,134)	(11)	(976)	—	(16,121)
Loss on senior note repurchase	(16,020)	—	—	—	(16,020)
Intercompany interest income (expense)	863	1,047	(1,910)	—	—
Foreign exchange (loss) gain	(6)	135	8,580	—	8,709
Other (expense) income	(1,226)	2,028	62	—	864
(Loss) income before income taxes	(38,914)	26,210	28,086	—	15,382
(Benefit) provision for income taxes	(1,956)	157	6,384	—	4,585
Equity in earnings (loss) of subsidiaries	47,755	—	3,599	(51,354)	—
Net income (loss)	10,797	26,053	25,301	(51,354)	10,797
Net loss attributable to noncontrolling interests	—	—	(4)	—	(4)
Net income (loss) attributable to Titan	$10,797	$26,053	$25,305	$(51,354)	$10,801

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Three Months Ended June 30, 2021
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(2,426)	$18,087	$10,915	$(29,002)	$(2,426)
Derivative gain (loss)	225	—	225	(225)	225
Currency translation adjustment	14,430	—	14,430	(14,430)	14,430
Pension liability adjustments, net of tax	692	667	25	(692)	692
Comprehensive income (loss)	12,921	18,754	25,595	(44,349)	12,921
Net comprehensive income attributable to redeemable and noncontrolling interests	—	—	490	—	490
Comprehensive income (loss) attributable to Titan	$12,921	$18,754	$25,105	$(44,349)	$12,431

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Six Months Ended June 30, 2021
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$10,797	$26,053	$25,301	$(51,354)	$10,797
Derivative gain (loss)	265	—	265	(265)	265
Currency translation adjustment	(12,748)	—	(12,748)	12,748	(12,748)
Pension liability adjustments, net of tax	1,565	1,334	231	(1,565)	1,565
Comprehensive (loss) income	(121)	27,387	13,049	(40,436)	(121)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(374)	—	(374)
Comprehensive (loss) income attributable to Titan	$(121)	$27,387	$13,423	$(40,436)	$253

(Amounts in thousands)	Condensed Consolidating Balance Sheets June 30, 2021
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$8,361	$(45)	$87,488	$—	$95,804
Accounts receivable, net	170	3	265,556	—	265,729
Inventories	—	47,533	297,806	—	345,339
Prepaid and other current assets	884	19,086	45,398	—	65,368
Total current assets	9,415	66,577	696,248	—	772,240
Property, plant and equipment, net	1,963	80,530	227,717	—	310,210
Investment in subsidiaries	631,952	—	53,229	(685,181)	—
Other assets	1,318	4,560	39,110	—	44,988
Total assets	$644,648	$151,667	$1,016,304	$(685,181)	$1,127,438
Liabilities and Equity
Short-term debt	$—	$—	$34,296	$—	$34,296
Accounts payable	2,122	41,035	195,844	—	239,001
Other current liabilities	25,028	22,297	92,991	—	140,316
Total current liabilities	27,150	63,332	323,131	—	413,613
Long-term debt	423,215	—	29,515	—	452,730
Other long-term liabilities	247	11,196	46,475	—	57,918
Intercompany accounts	(28,483)	(444,894)	473,377	—	—
Redeemable noncontrolling interest	—	—	25,000	—	25,000
Titan shareholders' equity	222,519	522,033	122,179	(685,181)	181,550
Noncontrolling interests	—	—	(3,373)	—	(3,373)
Total liabilities and equity	$644,648	$151,667	$1,016,304	$(685,181)	$1,127,438

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Six Months Ended June 30, 2021
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(12,938)	$4,161	$(8,710)	$(17,487)
Cash flows from investing activities:
Capital expenditures	(16)	(4,199)	(10,422)	(14,637)
Proceeds from sale of fixed assets	—	3	746	749
Net cash used for investing activities	(16)	(4,196)	(9,676)	(13,888)
Cash flows from financing activities:
Proceeds from borrowings	450,383	—	9,546	459,929
Payment on debt	(21,357)	—	(12,683)	(34,040)
Repurchase of senior secured notes	(413,000)	—	—	(413,000)
Other financing activities	(5,709)	(14)	3,683	(2,040)
Net cash provided by financing activities	10,317	(14)	546	10,849
Effect of exchange rate change on cash	—	—	(1,101)	(1,101)
Net decrease in cash and cash equivalents	(2,637)	(49)	(18,941)	(21,627)
Cash and cash equivalents, beginning of period	10,998	4	106,429	117,431
Cash and cash equivalents, end of period	$8,361	$(45)	$87,488	$95,804

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

COVID-19 Pandemic
In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. During March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. The emergence of COVID-19 and its global spread presents significant risks to the Company, some of which the Company is unable to fully evaluate or even foresee. The COVID-19 pandemic adversely affected the Company’s financial results and business operations for the year ended December 31, 2020, and economic and health conditions in the United States and across the globe have continued to change since then. In some of the countries where the Company has operations and where COVID-19 has been widespread (such as the Company’s European and Latin America locations), the Company’s operations were significantly curtailed during March through May 2020. The Company’s operations resumed with additional sanitary and other protective health measures, which increased operating costs throughout the year. We expect these additional measures to continue into the foreseeable future as we seek to ensure the safety and welfare of Titan’s employees. While the Company's operations began to return to historical levels beginning in the second half of 2020 and continuing into the second quarter of 2021, certain geographies (particularly Australia, Europe and Latin America) continue to remain significantly impacted by the COVID-19 pandemic.

Due to the above circumstances as described generally in this Form 10-Q, the Company’s results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected in the future. Management cannot predict the full impact of the COVID-19 pandemic on the economic conditions generally, on the Company’s customers and, ultimately, on the Company. The nature, extent and duration of the effects of the COVID-19 pandemic on the Company are highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

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

MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
Agriculture-related commodity prices began to improve in 2020 and continued to improve during the first and second quarters of 2021 and remain at historically high levels. Improved farmer income, an aging large equipment fleet and lower equipment inventory levels are all factors which are anticipated to support improved demand for our products. Many of our customers are forecasting growth, providing further optimism of sustained stability in the market over the next few years. North America and Latin America are currently expected to experience the largest growth in 2021. Global supply chains are experiencing constraints, adding further complexity in the pace of recovery and improvement to growth expectations in the near term. Many more variables, including weather, volatility in the price of commodities, grain prices, export markets, foreign currency exchange rates, government policies, subsidies, and the demand for used equipment can greatly affect the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers. The earthmoving/construction markets experienced declines in 2020 due in large part to global economic uncertainty and the impacts of the COVID-19 pandemic. The construction market is primarily driven by GDP by country and the need for infrastructure developments. Demand for larger construction equipment used for highways and infrastructure began to tighten in 2019 and continued throughout much of 2020. Demand for mining industry equipment also began to soften within certain regions in the second half

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
of 2019 and continued throughout 2020. The market began to recover during the first half of 2021 and there are stronger signs of continued growth through 2021, particularly in Europe and Asia, as the economies emerge from the pandemic and governments begin to establish stimulus measures. There are historically low equipment inventory levels throughout the global construction industry, and mining capital budgets are also expected to rise during 2021. Improvements in mineral commodity prices also currently support recovery and growth.

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

RESULTS OF OPERATIONS

	Three months ended			Six months ended
(amounts in thousands)	June 30,			June 30,
	2021	2020	% Increase/(Decrease)	2021	2020	% Increase/(Decrease)
Net sales	$438,639	$286,133	53.3%	$842,157	$627,633	34.2%
Gross profit	61,470	29,867	105.8%	114,735	57,111	100.9%
Gross profit %	14.0%	10.4%		13.6%	9.1%
Selling, general and administrative expenses	32,566	28,441	14.5%	66,594	60,398	10.3%
Research and development expenses	2,528	2,132	18.6%	5,081	4,542	11.9%
Royalty expense	2,657	2,395	10.9%	5,110	4,875	4.8%
Income (loss) from operations	23,719	(3,101)	864.9%	37,950	(12,704)	398.7%

Net Sales
Net sales for the three months ended June 30, 2021 were $438.6 million, compared to $286.1 million in the comparable period of 2020, an increase of 53.3% driven by sales increases in the agricultural and earthmoving/construction segments. Overall net sales volume and product price and mix was up 33.2% and 17.2%, respectively, from the comparable prior year quarter. The increase in net sales was also favorably impacted by foreign currency translation, which positively impacted net sales by 2.9% or $8.2 million.

Net sales for the six months ended June 30, 2021 were $842.2 million, compared to $627.6 million in the comparable period of 2020, an increase of 34.2% driven by sales increases in the agricultural and earthmoving/construction segments. Overall net sales volume and product price and mix was up 23.3% and 10.5%, respectively, from the comparable period of 2020.

Overall net sales volume and product price and mix improved for both the three and six months ended June 30, 2021 as compared to the prior year periods due to market growth in the agricultural and earthmoving/construction segments. Pricing increases have been implemented because of rising raw material costs and other inflationary impacts in the markets, including freight. The contributing factors to the increase in demand were increased commodity prices, lower equipment inventory levels and pent up demand following the economic impacts of the COVID-19 pandemic during 2020. Lower sales volumes during the first half of 2020 were primarily caused by continued weakness in the commodity markets and the effect of the COVID-19 pandemic which caused significant uncertainty for customers in most geographies, most notably OEM customers.

Gross Profit
Gross profit for the three months ended June 30, 2021 was $61.5 million, or 14.0% of net sales, an increase of $31.6 million compared to $29.9 million, or 10.4% of net sales, for the three months ended June 30, 2020. The increase in gross profit and margin was driven by the impact of increases in sales volume, as described previously, favorably impacting overhead

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
absorption. In addition, cost reduction initiatives have been executed across global production facilities, in the last year, somewhat reflecting COVID-19 pandemic responses.

Gross profit for the six months ended June 30, 2021 was $114.7 million, or 13.6% of net sales, an increase of $57.6 million compared to $57.1 million, or 9.1% of net sales, for the six months ended June 30, 2020. The increase in gross profit and margin was driven by the impact of increases in sales volume and cost reduction initiatives executed across the business. Gross profit was negatively impacted by $2.8 million, as a result of abnormal natural gas price increases for our North American operations due to unprecedented unfavorable weather conditions experienced during a few weeks in February 2021 in large portions of the Southwest and Midwest regions of the United States.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the three months ended June 30, 2021 were $32.6 million, or 7.4% of net sales, compared to $28.4 million, or 9.9% of net sales, for the three months ended June 30, 2020.  The increase in SG&A was driven primarily by an increase in other employee-related costs on improved operating performance and growth in sales and unfavorable foreign currency impacts primarily in Europe and the United Kingdom.

SG&A expenses for the six months ended June 30, 2021 were $66.6 million, or 7.9% of net sales, compared to $60.4 million, or 9.6% of net sales, for the six months ended June 30, 2020.  The increase in SG&A was driven primarily by investments to improve our supply chain and logistics processes, an increase in other employee-related costs on improved operating performance and growth in sales and unfavorable foreign currency impacts primarily in Europe and the United Kingdom.
Research and Development Expenses
Research and development (R&D) expenses for the three months ended June 30, 2021 were $2.5 million, or 0.6% of net sales, compared to $2.1 million, or 0.7% of net sales, for the comparable period in 2020. R&D expenses for the six months ended June 30, 2021 were $5.1 million, or 0.6% of net sales, compared to $4.5 million, or 0.7% of net sales, for the comparable period in 2020. R&D spending reflects initiatives to improve product designs and an ongoing focus on quality following reductions during the onset of the COVID-19 pandemic for the comparable periods in 2020.
Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries.

Royalty expenses for the three months ended June 30, 2021 were $2.7 million, or 0.6% of net sales, compared to $2.4 million, or 0.8% of net sales, for the three months ended June 30, 2020. Royalty expenses for the six months ended June 30, 2021 were $5.1 million, or 0.6% of net sales, compared to $4.9 million, or 0.8% of net sales, for the six months ended June 30, 2020.

Income (Loss) from Operations
Income from operations for the second quarter of 2021 was $23.7 million, compared to loss from operations of $3.1 million for the second quarter of 2020. Income from operations for the six months ended June 30, 2021 was $38.0 million, compared to loss from operations of $12.7 million for the six months ended June 30, 2020. The increase in income was primarily due to the higher sales and improvements in gross profit margins.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense was $8.6 million and $7.9 million for the three months ended June 30, 2021 and 2020, respectively, and $16.1 million and $15.8 million for the six months ended June 30, 2021 and 2020. Interest expense increased due to the refinancing of the senior secured notes during the second quarter of 2021 resulting in an increase in the interest rate from 6.50% to 7.00%.

Loss on Senior Note Repurchase
Loss on senior note repurchase was $16.0 million for the three and six months ended June 30, 2021. The loss was in connection to the Company completing a call and redemption of all of its outstanding $400.0 million principal amount of Titan's 6.50% senior secured notes due 2023.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Foreign Exchange (Loss) Gain
Foreign exchange loss was $0.8 million for the three months ended June 30, 2021, compared to income of $8.8 million for the three months ended June 30, 2020. Foreign exchange gain was $8.7 million for the six months ended June 30, 2021, compared to a loss of $8.4 million for the six months ended June 30, 2020.

The foreign exchange loss experienced during the three months ended June 30, 2021 is the result of the unfavorable movements in foreign currency exchange rates in many of the geographies in which we conduct business as compared to the same period in 2020.

The foreign exchange gain experienced during the six months ended June 30, 2021 was related to realized foreign currency gains associated with an ongoing initiative to rationalize Titan's legal entity structure and ongoing management of the intercompany capital structure as well as a favorable impact of the movement of foreign exchange rates. The foreign exchange loss experienced for the six months ended June 30, 2020 were the result of the translation of intercompany loans at certain foreign subsidiaries, which are denominated in local currencies rather than the reporting currency, which is the United States dollar. Since such loans are expected to be settled at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates. During the first quarter of 2020, we had settled a number of intercompany loans as part of a loan restructuring initiative with a resulting foreign exchange loss, which is reflected in the total foreign exchange loss recognized for the first quarter of 2020.

Other Income (Expense)
Other income was $1.2 million for the three months ended June 30, 2021, as compared to other loss of $0.5 million in the comparable quarter of 2020.  The increase in other income for the three months ended June 30, 2021, as compared to the same period in 2020, was primarily attributable to the $2.0 million loss on the sale of shares of our investment in Wheels India Limited recorded in the second quarter of 2020, offset by gain on sale of fixed assets of $0.5 million and $0.4 million of building rental income for our Brownsville, Texas facility which was sold in November 2020.

Other income was $0.9 million for the six months ended June 30, 2021, as compared to other income of $6.8 million in the comparable period of 2020. The decrease in other income for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily attributable to proceeds of $4.9 million related to a property insurance settlement at TTRC, gain on sale of fixed assets of $0.9 million recorded in the first quarter of 2020, along with $0.7 million of building rental income for our Brownsville, Texas facility for the six months ended June 30, 2020. The sale of Brownsville, Texas facility occurred in November 2020, and no further rental income was realized in 2021.

Provision for Income Taxes
The Company recorded income tax expense of $2.0 million and $2.0 million for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded income tax expense of $4.6 million and $2.0 million, respectively. The Company's effective income tax rate was (457.7)% and (74.4)% for the three months ended June 30, 2021 and 2020, respectively, and 29.8% and (6.8)% for the six months ended June 30, 2021 and 2020. For the three months ended June 30, 2021 and 2020, the income tax expense each period was comparable, however, the overall pre-tax loss decrease resulted in the significant fluctuation in the effective tax rate. The year-to-date increase in income tax expense for the six months ended June 30, 2021 is due to improved profitability in foreign jurisdictions. For the six months ended June 30, 2021 and 2020, the Company reversed tax reserves of $0.7 million and $3.7 million, related to the expiration of statute of limitations on previously recorded tax contingencies.

The Company’s 2021 and 2020 income tax expense and rates differed materially from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses and partially offset by a reduction of the liability for unrecognized tax positions. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the six months ended June 30, 2021 and 2020.

Net Income (Loss) and Income (Loss) per Share
Net loss for the second quarter of 2021 was $2.4 million, compared to net loss of $4.6 million in the comparable quarter of 2020, an improvement of $2.2 million. For the quarters ended June 30, 2021 and 2020, basic and diluted loss per share were $(0.04) and $(0.08), respectively. The Company's net loss and loss per share were due to the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Net income for the six months ended June 30, 2021 and 2020 was $10.8 million, compared to net loss of $32.1 million in the comparable period of 2020, an improvement of $42.9 million. For the six months ended June 30, 2021 and 2020, basic and diluted income (loss) per share were 0.18 and (0.50), respectively. The Company's net income (loss) and income (loss) per share were due to the items previously discussed.

SEGMENT INFORMATION

Segment Summary (amounts in thousands):

Three months ended June 30, 2021	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$231,504	$176,715	$30,420	$—	$438,639
Gross profit	35,291	22,328	3,851	—	61,470
Profit margin	15.2%	12.6%	12.7%	—	14.0%
Income (loss) from operations	20,789	7,462	1,881	(6,413)	23,719
Three months ended June 30, 2020
Net sales	$147,267	$112,457	$26,409	$—	$286,133
Gross profit	15,613	11,614	2,640	—	29,867
Profit margin	10.6%	10.3%	10.0%	—	10.4%
Income (loss) from operations	6,992	(1,902)	1,425	(9,616)	(3,101)

Six months ended June 30, 2021	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$440,263	$341,522	$60,372	$—	$842,157
Gross profit	65,080	42,070	7,585	—	—
Profit margin	14.8%	12.3%	12.6%	—	14%
Income (loss) from operations	36,072	13,037	3,548	(14,707)	37,950
Six months ended June 30, 2020
Net sales	$320,206	$249,379	58,048	$—	$627,633
Gross profit	29,640	22,368	5,103	—	29,867
Profit margin	9.3%	9.0%	8.8%	—	9.1%
Income (loss) from operations	8,867	(5,817)	1,000	(16,754)	(12,704)

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended			Six months ended
	June 30,			June 30,
	2021	2020	% Increase/(Decrease)	2021	2020	% Increase/(Decrease)
Net sales	$231,504	$147,267	57.2%	$440,263	$320,206	37.5%
Gross profit	35,291	15,613	126.0%	65,080	29,640	119.6%
Profit margin	15.2%	10.6%	43.4%	14.8%	9.3%	59.1%
Income from operations	20,789	6,992	197.3%	36,072	8,867	306.8%

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Net sales in the agricultural segment were $231.5 million for the three months ended June 30, 2021, as compared to $147.3 million for the comparable period in 2020, an increase of 57.2%. Net sales volume and product price and mix was up 35.8% and 21.8%, respectively, from the comparable prior year quarter due to demand in the market, reflective of improved farmer income, an aging large equipment fleet and lower equipment inventory levels within the equipment dealer channels. Pricing is primarily reflective of increases in raw material and other inflationary cost increases in the markets, including freight.

Gross profit in the agricultural segment was $35.3 million for the three months ended June 30, 2021, as compared to $15.6 million in the comparable quarter of 2020, which was an improvement of 126%.  The increase in gross profit and margin is primarily attributable to the impact of increases in sales volume as described previously and cost reduction initiatives executed across global production facilities following the COVID-19 pandemic.

Income from operations in Titan's agricultural segment was $20.8 million for the three months ended June 30, 2021, as compared to income of $7.0 million for the three months ended June 30, 2020. The overall increase in income from operations is attributable to higher gross profit and overall cost reduction initiatives.

Net sales in the agricultural segment were $440.3 million for the six months ended June 30, 2021, as compared to $320.2 million for the comparable period in 2020, an increase of 37.5%. Net sales volume and product price and mix was up 24.5% and 15.5%, respectively, from the comparable prior year quarter due to increased demand in the market, reflective of the same impacts described for the second quarter of 2021 and 2020. Pricing is primarily reflective of rising raw material costs and other inflationary cost increases in the markets, including freight. The overall increase in net sales was partially offset by unfavorable currency translation, primarily in Latin America and Russia of 2.6%.

Gross profit in the agricultural segment was $65.1 million for the six months ended June 30, 2021, as compared to $29.6 million in the comparable quarter of 2020, which was an improvement of 120%.  The increase in gross profit and margin is primarily attributable to the favorable impact of increases in sales volume as described previously and cost reduction initiatives executed across global production facilities following the COVID-19 pandemic.

Income from operations in Titan's agricultural segment was $36.1 million for the six months ended June 30, 2021, as compared to income of only $8.9 million for the six months ended June 30, 2020. The overall increase in income from operations is attributable to higher gross profit from significant demand improvements, and the overall cost reduction initiatives.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended			Six months ended
	June 30,			June 30,
	2021	2020	% Increase/(Decrease)	2021	2020	% Increase/(Decrease)
Net sales	$176,715	$112,457	57.1%	$341,522	$249,379	36.9%
Gross profit	22,328	11,614	92.3%	42,070	22,368	88.1%
Profit margin	12.6%	10.3%	22.3%	12.3%	9.0%	36.7%
Income (loss) from operations	7,462	(1,902)	492.3%	13,037	(5,817)	324.1%

The Company's earthmoving/construction segment net sales were $176.7 million for the three months ended June 30, 2021, as compared to $112.5 million in the comparable quarter of 2020, an increase of 57.1%. The increase in earthmoving/construction sales was driven by increased volume and product price and mix of 38.3% and 11.4%, respectively, which was primarily due to improvements of global economic conditions and recovery in construction markets, including the return to normalized supply and demand levels in light of the COVID-19 pandemic. For the three months ended June 30, 2020, the direct impact of COVID-19 accounted for approximately $26 million of the sales decrease due to plant shutdowns and market disruptions in Europe, Asia and Latin America, which did not repeat during the second quarter of 2021. Net sales was also favorably impacted by foreign currency translation in Europe, which increased net sales by 7.5%.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Gross profit in the earthmoving/construction segment was $22.3 million for the three months ended June 30, 2021, as compared to $11.6 million for the three months ended June 30, 2020. The increase in gross profit and margin was primarily driven by the increased sales volume and continued improved production efficiencies.

The Company's earthmoving/construction segment income from operations was $7.5 million for the three months ended June 30, 2021, as compared to a loss of $1.9 million for the three months ended June 30, 2020. This improvement was due to increases in sales volume and cost containment measures taken to manage profitability during the last year primarily in response to the market declines and the impact of the COVID-19 pandemic.

The Company's earthmoving/construction segment net sales were $341.5 million for the six months ended June 30, 2021, as compared to $249.4 million in the comparable period of 2020, an increase of 36.9%. The increase in earthmoving/construction sales was driven by increased volume and product price and mix of 27.8% and 4.1%, respectively, which was primarily due to continued market recovery, as previously discussed. For the six months ended June 30, 2020, the direct impact of COVID-19 accounted for approximately $40 million of the sales decrease due to plant shutdowns and market disruptions in Europe, Asia and Latin America, which did not repeat during the first half of 2021. Net sales was also favorably impacted by foreign currency translation in Europe, which increased net sales by 5.1%.

Gross profit in the earthmoving/construction segment was $42.1 million for the six months ended June 30, 2021, as compared to $22.4 million for the six months ended June 30, 2020. The increase in gross profit and margin was primarily driven by the increased sales volume and continued improved production efficiencies.

The Company's earthmoving/construction segment income from operations was $13.0 million for the six months ended June 30, 2021, as compared to a loss of $5.8 million for the six months ended June 30, 2020. This improvement was due to increases in sales volume and cost containment measures taken to manage profitability during the last year in response to the market declines and the impact of the COVID-19 pandemic.

Consumer Segment Results
Consumer segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended			Six months ended
	June 30,			June 30,
	2021	2020	% Increase/(Decrease)	2021	2020	% Increase/(Decrease)
Net sales	$30,420	$26,409	15.2%	$60,372	$58,048	4.0%
Gross profit	3,851	2,640	45.9%	7,585	5,103	48.6%
Profit margin	12.7%	10.0%	27.0%	12.6%	8.8%	43.2%
Income from operations	1,881	1,425	32.0%	3,548	1,000	254.8%

Consumer segment net sales were $30.4 million for the three months ended June 30, 2021, as compared to $26.4 million for the three months ended June 30, 2020, an increase of approximately 15.2%. The increase was driven by favorable product price and mix impact to net sales of 17.1%. The increase was partially offset by unfavorable volume impacts to net sales of 3.1% reflecting lower sales volume mainly in Europe, as production has been allocated toward the agriculture and construction markets, due to significant increases in demand.

Gross profit from the consumer segment was $3.9 million for the three months ended June 30, 2021, as compared to $2.6 million for the three months ended June 30, 2020 due primarily to increased product price and mix.

Consumer segment income from operations was $1.9 million for the three months ended June 30, 2021, as compared to income of $1.4 million for the three months ended June 30, 2020 due to increase in gross profit as mentioned previously.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Consumer segment net sales were $60.4 million for the six months ended June 30, 2021, as compared to $58.0 million for the six months ended June 30, 2020, an increase of approximately 4.0%. The increase was driven by favorable product price and mix impact to net sales of 10.0%. The increase was partially offset by unfavorable foreign currency and volume impacts to net sales of 3.7% and 2.3%, respectively. The unfavorable foreign currency impact was primarily due to devaluation of Latin American currencies against the US Dollar.

Gross profit from the consumer segment was $7.6 million for the six months ended June 30, 2021, as compared to $5.1 million for the six months ended June 30, 2020 due primarily to increased product price and mix.

Consumer segment income from operations was $3.5 million for the six months ended June 30, 2021, as compared to income of $1.0 million for the six months ended June 30, 2020 due to increase in gross profit as mentioned previously.

Corporate & Unallocated Expenses
Income from operations on a segment basis did not include unallocated loss of $6.4 million for the three months ended June 30, 2021, and $9.6 million for the three months ended June 30, 2020, as compared to $14.7 million for the six months ended June 30, 2021 and $16.8 million for the six months ended June 30, 2020. The year over year change is related to the increase in certain corporate SG&A expenses as described previously, which were not allocated.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of June 30, 2021, the Company had $95.8 million of cash, a decrease of $21.6 million from December 31, 2020, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Six months ended June 30,
	2021	2020	Change
Net income (loss)	$10,797	$(32,142)	$42,939
Depreciation and amortization	24,918	27,119	(2,201)
Deferred income tax provision	198	(2,111)	2,309
Foreign currency translation (gain) loss	(9,665)	8,122	(17,787)
Accounts receivable	(72,765)	(22,383)	(50,382)
Inventories	(53,080)	23,051	(76,131)
Prepaid and other current assets	(10,350)	(2,491)	(7,859)
Accounts payable	71,051	(11,568)	82,619
Other current liabilities	7,993	19,180	(11,187)
Other liabilities	(7,334)	(3,159)	(4,175)
Other operating activities	20,750	1,883	18,867
Cash (used for) provided by operating activities	$(17,487)	$5,501	$(22,988)

In the first six months of 2021, cash flows used for operating activities was $17.5 million, driven by increases in accounts receivable of $72.8 million and increases in inventory of $53.1 million, offset partially by increases in accounts payable of $71.1 million. The cash used for working capital was due to significantly higher sales volume in the first six months of 2021 as compared to the first six months of 2020 as mentioned previously. In the first quarter of 2021, the Company paid $9.2 million in a previously settled litigation matter (see Note 17 to the Condensed Consolidated Financial Statements of this Form 10-Q). Included in the net income of $10.8 million were for depreciation and amortization of $24.9 million and foreign currency translation gain of $9.7 million. Cash flows used for operating activities includes $16.0 million loss on senior note repurchase which was included within other operating activities.

Operating cash flows decreased by $23.0 million when comparing the first six months of 2021 to the comparable period in 2020. Net income in the first six months of 2021 increased by $42.9 million from the loss incurred during the first six months of 2020. When comparing the first six months of 2021 to the comparable period in 2020, cash flows from operating activities decreased due to managed investments in working capital to support the business growth and the $9.2 million legal settlement paid in February 2021 as discussed previously.

Summary of the components of cash conversion cycle:

	June 30,	December 31,	June 30,
	2021	2020	2020
Days sales outstanding	55	54	61
Days inventory outstanding	86	99	111
Days payable outstanding	(59)	(56)	(51)
Cash conversion cycle	82	97	121

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Six months ended June 30,
	2021	2020	Change
Capital expenditures	$(14,637)	$(8,402)	$(6,235)
Sale of Wheels India Limited shares	—	15,722	(15,722)
Proceeds from sale of fixed assets	749	200	549
Proceeds from property insurance settlement	—	4,936	(4,936)
Other investing activities	—	(558)	558
Cash (used for) provided by investing activities	$(13,888)	$11,898	$(25,786)
Net cash used for investing activities was $13.9 million in the first six months of 2021, as compared to net cash provided by investing activities of $11.9 million in the first six months of 2020. The Company invested a total of $14.6 million in capital expenditures in the first six months of 2021, compared to $8.4 million in the comparable period of 2020. Capital expenditures during the first six months of 2021 and 2020 represent equipment replacement and improvements, along with new tools, dies and molds related to new product development. The overall capital outlay for 2021 is expected to increase as the Company seeks to enhance the Company's existing facilities and manufacturing capabilities and drive productivity gains following suppression of capital outlay in 2020 as a result of the COVID-19 pandemic and reduction of business activity.

Cash provided by investing activities for the first six months of 2020 includes $4.9 million from the proceeds of a property insurance settlement and $15.7 million from proceeds for the sales of Wheels India Limited shares.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Six months ended June 30,
	2021	2020	Change
Proceeds from borrowings	$459,929	$76,798	$383,131
Repurchase of senior secured notes	(413,000)	—	(413,000)
Payment on debt	(34,040)	(74,011)	39,971
Dividends paid	—	(603)	603
Other financing activities	(2,040)	608	(2,648)
Cash provided by financing activities	$10,849	$2,792	$8,057
During the first six months of 2021, $10.8 million of cash was provided by financing activities. Proceeds from borrowings provided $459.9 million, which was offset by repurchase of senior secured notes and payments on debt of $413.0 million and $34.0 million, respectively. Borrowing on the domestic revolving credit facility occurred during the first six months of 2021 to support costs of refinancing the Company's senior secured notes, along with the settlement of the legal matter, mentioned earlier, resulting in an outstanding balance of $29.0 million at June 30, 2021 as compared to $0.0 million at December 31, 2020. Other financing activities for the six months ended June 30, 2021 includes cash outflows of approximately $6.0 million associated with the deferred financing costs in connection with refinancing of the senior secured notes and was partially offset by approximately $4.0 million associated with cash flow impacts on finance lease liabilities.

During the first six months of 2020, $2.8 million of cash was provided by financing activities. Proceeds from borrowings provided $76.8 million, which was offset by payments on debt of $74.0 million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Debt Restrictions
The Company’s revolving credit facility (credit facility) and indenture relating to the 7.00% senior secured notes due 2028 contain various restrictions, including:
•When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($10.0 million as of June 30, 2021), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);
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

Liquidity Outlook
At June 30, 2021, the Company had $95.8 million of cash and cash equivalents. At June 30, 2021, under the Company's $100 million credit facility, there were $29.0 million in borrowings, $10.1 million in outstanding letters of credit, and the amount available totaled $59.0 million. Titan's availability under this credit facility may be less than $100 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. The cash and cash equivalents balance of $95.8 million included $84.8 million held in foreign countries, with the percentage of foreign cash being similar to recent historical levels.

We are expecting full year capital expenditures to be approximately $35 to $40 million. Cash payments for interest are currently forecasted to be approximately $15 million for the remainder of 2021 based on June 30, 2021 debt balances and after giving effect to the issuance of the senior secured notes due 2028 and redemption of the senior secured note due 2023. The forecasted interest payments are comprised primarily of the semi-annual payments totaling $28 million (paid in April and October) for the senior secured notes due 2028, which became effective on April 22, 2021. In connection with the issuance of the senior secured notes due 2028 and redemption of the $400 million aggregate principal amount of the outstanding senior secured notes due 2023, the Company incurred net cash outflows during the second quarter of 2021 of approximately $19 million related to the payment of the call premium of $13 million and transaction costs associated with the refinancing of $6 million.

Cash and cash equivalents, totaling $95.8 million at June 30, 2021, along with anticipated internal cash flows from operations and utilization of availability on global credit facilities, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures. Potential divestitures and unencumbered assets are also a means to provide for future liquidity needs. Titan has continued to take actions to obtain financial flexibility and credit capabilities from our banking partners and other sources throughout our global operations over the course of the first six months of 2021, to gain flexibility as the markets recover in the future. The Company amended and extended the Credit and Security Agreement with agent BMO Harris Bank N.A. and the other financial institutions party thereto with respect to its $100 million revolving credit facility. As previously mentioned, the Company refinanced its $400 million senior secured notes during the second quarter of 2021 resulting in extension of the due date from 2023 to 2028. We are managing the business cycle and the current impact of the COVID-19 pandemic; however, we do not anticipate that this impact will cause the Company to violate any financial covenants with respect to its debt agreements. In addition, as a result of the measures undertaken by management, the Company does not anticipate any significant liquidity constraints during the foreseeable future.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Titan is exposed to market risks, including changes in foreign currency exchange rates and interest rates, and commodity price fluctuations. Our exposure to market risk has not changed materially since December 31, 2020. For quantitative and qualitative disclosures about market risk, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk included in the 2020 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TITAN INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject, from time to time, to certain legal proceedings and claims arising out of the normal course of its business, which cover a wide range of matters, including environmental issues, product liability, contracts, and labor and employment matters. See Note 17- Litigation in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion, which is incorporated herein by reference.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	July 28, 2021	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID A. MARTIN
David A. Martin
SVP and Chief Financial Officer
(Principal Financial Officer)