Form 10-Q
period 2021-09-30
TITAN INTERNATIONAL INC
filed 2021-11-04
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2021
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

Indicate the number of shares of Titan International, Inc. outstanding: 62,379,525 shares of common stock, $0.0001 par value, as of October 29, 2021.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Net sales	$450,382	$304,772	$1,292,539	$932,405
Cost of sales	390,090	273,455	1,117,512	840,391
Asset impairment	—	—	—	3,586
Gross profit	60,292	31,317	175,027	88,428
Selling, general and administrative expenses	32,217	33,451	98,811	93,849
Research and development expenses	2,370	2,240	7,451	6,782
Royalty expense	2,805	2,434	7,915	7,309
Income (loss) from operations	22,900	(6,808)	60,850	(19,512)
Interest expense	(7,818)	(7,251)	(23,939)	(23,076)
Loss on senior note repurchase	—	—	(16,020)	—
Foreign exchange gain (loss)	416	(1,336)	9,125	(9,742)
Other income	648	2,283	1,512	9,111
Income (loss) before income taxes	16,146	(13,112)	31,528	(43,219)
Provision for income taxes	5,342	342	9,927	2,377
Net income (loss)	10,804	(13,454)	21,601	(45,596)
Net loss attributable to noncontrolling interests	(383)	(811)	(387)	(2,422)
Net income (loss) attributable to Titan and applicable to common shareholders	$11,187	$(12,643)	$21,988	$(43,174)

Income (loss) per common share:
Basic	$0.18	$(0.21)	$0.36	$(0.71)
Diluted	$0.18	$(0.21)	$0.35	$(0.71)
Average common shares and equivalents outstanding:
Basic	62,340	60,926	61,844	60,630
Diluted	62,601	60,926	62,523	60,630

Dividends declared per common share:	$—	$—	$—	$0.005

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(All amounts in thousands)

	Three months ended
	September 30,
	2021	2020
Net income (loss)	$10,804	$(13,454)
Derivative gain (loss)	54	(17)
Currency translation adjustment, net	(16,243)	4,275
Pension liability adjustments, net of tax of $(42) and $45, respectively	797	575
Comprehensive loss	(4,588)	(8,621)
Net comprehensive income (loss) attributable to redeemable and noncontrolling interests	51	(1,912)
Comprehensive loss attributable to Titan	$(4,639)	$(6,709)

	Nine months ended
	September 30,
	2021	2020
Net income (loss)	$21,601	$(45,596)
Derivative gain (loss)	319	(215)
Currency translation adjustment, net	(28,991)	(28,498)
Pension liability adjustments, net of tax of $(83) and $65, respectively	2,362	1,923
Comprehensive loss	(4,709)	(72,386)
Net comprehensive loss attributable to redeemable and noncontrolling interests	(323)	(4,814)
Comprehensive loss attributable to Titan	$(4,386)	$(67,572)

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	September 30, 2021	December 31, 2020

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$94,640	$117,431
Accounts receivable, net	261,447	193,014
Inventories	373,012	293,679
Prepaid and other current assets	67,144	54,475
Total current assets	796,243	658,599
Property, plant and equipment, net	302,590	319,854
Operating lease assets	20,709	24,356
Deferred income taxes	2,502	2,591
Other assets	22,215	26,484
Total assets	$1,144,259	$1,031,884

Liabilities
Current liabilities
Short-term debt	$30,867	$31,119
Accounts payable	253,819	167,210
Other current liabilities	152,226	131,382
Total current liabilities	436,912	329,711
Long-term debt	450,999	433,584
Deferred income taxes	3,142	3,895
Other long-term liabilities	53,612	63,429
Total liabilities	944,665	830,619

Redeemable noncontrolling interest	25,000	25,000

Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 62,427,660 issued at September 30, 2021 and 61,466,593 at December 31, 2020)	—	—
Additional paid-in capital	535,702	532,742
Retained deficit	(113,037)	(135,025)
Treasury stock (at cost, 80,876 shares at September 30, 2021 and 89,612 shares at December 31, 2020)	(1,121)	(1,199)
Accumulated other comprehensive loss	(243,628)	(217,254)
Total Titan shareholders’ equity	177,916	179,264
Noncontrolling interests	(3,322)	(2,999)
Total equity	174,594	176,265
Total liabilities and equity	$1,144,259	$1,031,884
See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2020	60,283,212	$532,070	$(74,334)	$(4,234)	$(218,651)	$234,851	$4,137	$238,988
Net loss			(25,486)			(25,486)	(2,013)	(27,499)
Currency translation adjustment, net					(32,004)	(32,004)	(1,782)	(33,786)
Pension liability adjustments, net of tax					1,308	1,308		1,308
Dividends declared			(302)			(302)		(302)
Stock-based compensation	2,500	468		22		490		490
VIE deconsolidation						—	(559)	(559)
Issuance of common stock under 401(k) plan	76,280	282				282		282
Balance March 31, 2020	60,361,992	$532,820	$(100,122)	$(4,212)	$(249,347)	$179,139	$(217)	$178,922
Net (loss) income			(5,045)			(5,045)	402	(4,643)
Currency translation adjustment, net					523	523	491	1,014
Pension liability adjustments, net of tax					40	40		40
Unrealized loss on investment					(198)	(198)		(198)
Noncontrolling interest contributions						—	608	608
Stock-based compensation	2,500	559		22		581		581
Issuance of treasury stock under 401(k) plan	237,802	(1,802)		2,135		333		333
Balance June 30, 2020	60,602,294	$531,577	$(105,167)	$(2,055)	$(248,982)	$175,373	$1,284	$176,657
Net loss			(12,643)			(12,643)	(811)	(13,454)
Currency translation adjustment, net					5,376	5,376	(1,101)	4,275
Pension liability adjustments, net of tax					575	575		575
Unrealized loss on investment					(17)	(17)		(17)
Stock-based compensation	435,558	8		856		864		864
Issuance of common stock under 401(k) plan	226,126	310				310		310
Balance September 30, 2020	61,263,978	$531,895	$(117,810)	$(1,199)	$(243,048)	$169,838	$(628)	$169,210

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2021	61,376,981	$532,742	$(135,025)	$(1,199)	$(217,254)	$179,264	$(2,999)	$176,265
Net income (loss)			13,574			13,574	(351)	13,223
Currency translation adjustment, net					(26,665)	(26,665)	(513)	(27,178)
Pension liability adjustments, net of tax					873	873		873
Derivative gain					40	40		40
Stock-based compensation	146,322	487		82		569		569
Issuance of common stock under 401(k) plan	70,416	340				340		340
Balance March 31, 2021	61,593,719	$533,569	$(121,451)	$(1,117)	$(243,006)	$167,995	$(3,863)	$164,132
Net (loss) income			(2,773)			(2,773)	347	(2,426)
Currency translation adjustment, net					14,287	14,287	143	14,430
Pension liability adjustments, net of tax					692	692		692
Derivative gain					225	225		225
Stock-based compensation	578,516	787		(4)		783		783
Issuance of common stock under 401(k) plan	35,526	341				341		341
Balance June 30, 2021	62,207,761	$534,697	$(124,224)	$(1,121)	$(227,802)	$181,550	$(3,373)	$178,177
Net income (loss)			11,187			11,187	(383)	10,804
Currency translation adjustment, net					(16,677)	(16,677)	434	(16,243)
Pension liability adjustments, net of tax					797	797		797
Derivative gain					54	54		54
Stock-based compensation	97,439	650				650		650
Issuance of common stock under 401(k) plan	41,584	355				355		355
Balance September 30, 2021	62,346,784	$535,702	$(113,037)	$(1,121)	$(243,628)	$177,916	$(3,322)	$174,594

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2021	2020
Net income (loss)	$21,601	$(45,596)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	36,345	40,376
Asset impairment	—	3,586
Deferred income tax provision	(743)	(3,616)
(Gain) loss on fixed asset and investment sale	(569)	703
Gain on property insurance settlement	—	(4,936)
Loss on senior note repurchase	16,020	—
Stock-based compensation	2,029	1,931
Issuance of stock under 401(k) plan	1,036	925
Foreign currency translation (gain) loss	(12,042)	9,812
(Increase) decrease in assets:
Accounts receivable	(75,456)	(22,909)
Inventories	(89,496)	36,664
Prepaid and other current assets	(14,249)	(1,133)
Other assets	3,175	1,198
Increase (decrease) in liabilities:
Accounts payable	92,384	2,351
Other current liabilities	24,207	28,753
Other liabilities	(6,532)	(678)
Net cash (used for) provided by operating activities	(2,290)	47,431
Cash flows from investing activities:
Capital expenditures	(24,250)	(13,350)
Sale of Wheels India Limited shares	—	32,852
Proceeds from property insurance settlement	—	4,936
Proceeds from sale of fixed assets	1,139	(558)
Other	—	1,484
Net cash (used for) provided by investing activities	(23,111)	25,364
Cash flows from financing activities:
Proceeds from borrowings	482,293	85,991
Repurchase of senior secured notes	(413,000)	—
Payment on debt	(59,949)	(116,601)
Dividends paid	—	(603)
Other financing activities	(2,069)	(2,723)
Net cash provided by (used for) financing activities	7,275	(33,936)
Effect of exchange rate changes on cash	(4,665)	(6,886)
Net (decrease) increase in cash and cash equivalents	(22,791)	31,973
Cash and cash equivalents, beginning of period	117,431	66,799
Cash and cash equivalents, end of period	$94,640	$98,772

Supplemental information:
Interest paid	$24,985	$16,070
Income taxes paid, net of refunds received	$10,766	$6,861

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying unaudited condensed consolidated interim financial statements include the accounts of Titan International, Inc. and its subsidiaries (Titan or the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of September 30, 2021, and the results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020, and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021 (the 2020 Form 10-K). All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

COVID-19 pandemic
The COVID-19 pandemic continued to have an impact on the Company in the third quarter. The Company’s operations continued with additional sanitary and other protective health measures which have increased operating costs. While the business conditions improved during the third quarter of 2021, certain geographies (particularly Australia, Europe and Latin America) continue to remain significantly impacted by the COVID-19 pandemic including new strains of the virus. Further, global supply chains are experiencing significant constraints as a result of the ongoing COVID-19 pandemic, including availability and pricing of raw materials, transportation and labor. The current constraints on the global supply chains are adding further complexity in the accelerated pace of recovery and improvement to growth expectations in the near term.We expect that the Company's operations will continue to be impacted by the pandemic, though the nature and extent of the impact will depend on the duration and severity of the COVID-19 pandemic, the length of time it takes for more normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date and numerous other uncertainties.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  Our 7.00% senior secured notes due 2028 (the senior secured notes due 2028) were carried at a cost of $394.3 million at September 30, 2021. The fair value of the senior secured notes due 2028 at September 30, 2021, as obtained through an independent pricing source, was approximately $421.5 million.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following (amounts in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable	$265,015	$196,796
Allowance for doubtful accounts	(3,568)	(3,782)
Accounts receivable, net	$261,447	$193,014
Accounts receivable are reduced by an allowance for doubtful accounts for estimated uncollectible accounts receivable, which is based upon historical experience and specific customer collection issues. Accounts are written off against the allowance account when they are determined to no longer be collectible.

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	September 30, 2021	December 31, 2020
Raw material	$116,572	$78,733
Work-in-process	46,297	36,485
Finished goods	210,143	178,461
	$373,012	$293,679

Inventories are valued at the lower of cost or net realizable value. Net realizable value is estimated based on current selling prices. Inventory costs are calculated using the first-in, first-out (FIFO) method or average cost method. Estimated provisions are established for slow-moving and obsolete inventory.

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (amounts in thousands):

	September 30, 2021	December 31, 2020
Land and improvements	$41,680	$43,943
Buildings and improvements	240,276	245,619
Machinery and equipment	582,457	583,847
Tools, dies and molds	112,015	111,189
Construction-in-process	16,444	11,282
	992,872	995,880
Less accumulated depreciation	(690,282)	(676,026)
	$302,590	$319,854

Depreciation on property, plant and equipment for the nine months ended September 30, 2021 and 2020 totaled $35.1 million and $37.7 million, respectively.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. INTANGIBLE ASSETS, NET

The components of intangible assets, net consisted of the following (amounts in thousands):

	Weighted Average Useful Lives (in years) September 30, 2021	September 30, 2021	December 31, 2020
Amortizable intangible assets:
Patents, trademarks and other	11.68	$10,062	$10,181
Less accumulated amortization		(8,527)	(8,206)
		$1,535	$1,975
Amortization related to intangible assets for the nine months ended September 30, 2021 and 2020 totaled $0.6 million and $1.6 million, respectively. Intangible assets are included as a component of other assets in the Condensed Consolidated Balance Sheets.

The estimated aggregate amortization expense at September 30, 2021 for each of the years (or other periods) set forth below was as follows (amounts in thousands):

October 1 - December 31, 2021	$37
2022	145
2023	145
2024	134
2025	123
Thereafter	951
$1,535

6. WARRANTY

Changes in the warranty liability during the nine months ended September 30, 2021 and 2020, respectively, consisted of the following (amounts in thousands):

	2021	2020
Warranty liability, January 1	$15,040	$14,334
Provision for warranty liabilities	7,397	4,060
Warranty payments made	(6,039)	(4,346)
Warranty liability, September 30	$16,398	$14,048

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. DEBT

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2021
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(5,695)	$394,305
Titan Europe credit facilities	40,690	—	40,690
Revolving credit facility	30,000	—	30,000
Other debt	16,871	—	16,871
Total debt	487,561	(5,695)	481,866
Less amounts due within one year	30,867	—	30,867
Total long-term debt	$456,694	$(5,695)	$450,999

	December 31, 2020
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(3,124)	$396,876
Titan Europe credit facilities	49,583	—	49,583
Other debt	18,244	—	18,244
Total debt	467,827	(3,124)	464,703
Less amounts due within one year	31,119	—	31,119
Total long-term debt	$436,708	$(3,124)	$433,584

Aggregate principal maturities of long-term debt at September 30, 2021 for each of the years (or other periods) set forth below were as follows (amounts in thousands):

October 1 - December 31, 2021	$15,841
2022	24,616
2023	37,328
2024	3,995
2025	1,395
Thereafter	404,386
$487,561
7.00% senior secured notes due 2028
On April 22, 2021, the Company issued $400.0 million aggregate principal amount of 7.00% senior secured notes due April 2028 (the senior secured notes due 2028), guaranteed by certain of the Company's subsidiaries. Including the impact of debt issuance costs, these notes had an effective yield of 7.27% at issuance. These notes are secured by the land and buildings of the following subsidiaries of the Company: Titan Wheel Corporation of Illinois; Titan Tire Corporation, Titan Tire Corporation of Freeport, and Titan Tire Corporation of Bryan.

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

Titan Europe credit facilities
The Titan Europe credit facilities include borrowings from various institutions totaling $40.7 million in aggregate principal amount at September 30, 2021. Maturity dates on this debt range from less than one year to nine years. The Titan Europe facilities are secured by the assets of Titan's subsidiaries in Italy, Spain, Germany, and Brazil.

Revolving credit facility
The Company has a $100 million revolving credit facility with BMO Harris Bank N.A., as agent, and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and is scheduled to mature in February 16, 2023. See Note 22 for additional information related to the amendment to this credit facility. From time to time Titan's availability under this credit facility may be less than $100 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At September 30, 2021, under the Company's $100 million credit facility there were $30.0 million in borrowings and $10.7 million in outstanding letters of credit, and the amount available for borrowing totaled $59.3 million.

Other debt
The Company has working capital loans at Titan Pneus do Brasil Ltda and Voltyre-Prom at various interest rates, which totaled $11.3 million and $3.9 million at September 30, 2021, respectively. Maturity dates on this debt range from less than one year to two years.

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

On November 14, 2018, the Company received notification of exercise of the put option from RDIF. On February 11, 2019, the Company entered into a definitive agreement (the Agreement) with an affiliate of RDIF relating to the put option that was exercised by RDIF. The transactions contemplated by the Agreement closed on February 22, 2019. Under the terms of the Agreement, in full satisfaction of the settlement put option that was exercised by RDIF, Titan paid $25 million in cash to RDIF at the closing of the transaction, and agreed, subject to the completion of regulatory approval, to issue 4,032,259 shares of restricted Titan common stock to RDIF in a private placement. Due to pending regulatory approval, the issuance of the shares of restricted Titan common stock pursuant to the Agreement was not completed as of September 30, 2021 and the shares remain in an escrow account. Immediately following the closing, RDIF continued to own the same interest in Voltyre-Prom, subject to the terms of the Agreement and the Shareholders’ Agreement. Titan has retained the right to buy back the Titan shares from RDIF for $25 million until February 12, 2022. If the escrowed shares are not released to RDIF by December 31, 2021, then Titan and RDIF may seek alternative settlement terms, which could include the payment by Titan to RDIF of $25 million in cash (which is the approximate value of the escrowed shares when issued in February 2019) and return the escrowed shares to Titan.

On January 8, 2019, the Company received notification of the exercise of the put option from OEP and made full satisfaction of the settlement of the put option exercised by OEP on July 31, 2019. As of September 30, 2021 and December 31, 2020, the

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
value of the redeemable noncontrolling interest held by RDIF was recorded at $25 million, the value of the shares of restricted stock to be issued pursuant to the terms of the agreement.

This obligation represents the value of the restricted common stock due to RDIF on September 30, 2021, and is presented in the Condensed Consolidated Balance Sheets in redeemable noncontrolling interest, which is treated as mezzanine equity.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	September 30, 2021	December 31, 2020
Operating lease ROU assets	Operating lease assets	$20,709	$24,356

Operating lease current liabilities	Other current liabilities	$6,595	$7,533
Operating lease long-term liabilities	Other long-term liabilities	13,245	17,137
Total operating lease liabilities		$19,840	$24,670

Finance lease, gross	Property, plant & equipment, net	$7,163	$6,785
Finance lease accumulated depreciation	Property, plant & equipment, net	(3,566)	(3,279)
Finance lease, net		$3,597	$3,506

Finance lease current liabilities	Other current liabilities	$2,029	$608
Finance lease long-term liabilities	Other long-term liabilities	2,966	2,072
Total finance lease liabilities		$4,995	$2,680
At September 30, 2021, maturities of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
October 1 - December 31, 2021	$2,224	$564
2022	7,857	2,262
2023	5,694	1,708
2024	3,246	561
2025	2,018	222
Thereafter	3,855	96
Total lease payments	$24,894	$5,413
Less imputed interest	5,054	418
	$19,840	$4,995

Weighted average remaining lease term (in years)	4.16	2.68
Supplemental cash flow information related to leases for the nine months ended September 30, 2021 were as follows: operating cash flows from operating leases were $2.4 million and operating cash flows from finance leases were $0.2 million.

10. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $0.8 million to the pension plans during the nine months ended September 30, 2021, and expects to contribute approximately $0.4 million to the pension plans during the remainder of 2021.
The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Service cost	$168	$200	$506	$728
Interest cost	702	857	2,115	2,595
Expected return on assets	(1,505)	(1,360)	(4,519)	(4,078)
Amortization of unrecognized prior service cost	(14)	—	(46)	—
Amortization of net unrecognized loss	697	696	2,090	2,088
Net periodic pension cost	$48	$393	$146	$1,333
Service cost is recorded as cost of sales in the Condensed Consolidated Statements of Operations while all other components are recorded in other income.

11. VARIABLE INTEREST ENTITIES

The Company holds a variable interest in two joint ventures for which the Company is the primary beneficiary. One of these joint ventures operate distribution facilities that primarily distribute mining products. Titan is the 50% owner of the distribution facility located in Canada. Titan is also a 50% owner of a manufacturer of undercarriage components and complete track systems for earthmoving machines in India. The Company’s variable interests in these joint ventures relate to sales of Titan products to these entities, consigned inventory, and working capital loans. As the primary beneficiary of these variable interest entities (VIEs), the VIEs’ assets, liabilities, and results of operations are included in the Company’s condensed consolidated financial statements. The other equity holders’ interests are reflected in “Net income (loss) attributable to noncontrolling interests” in the Condensed Consolidated Statements of Operations and “Noncontrolling interests” in the Condensed Consolidated Balance Sheets.
The Company also held a variable interest in three other entities for which Titan was the primary beneficiary. Two of these entities provided specific manufacturing related services at the Company's Tennessee facility. Titan's variable interest in these entities relates to financial support to the entities through providing many of the assets used by these entities in their business. The Company owns no equity in these entities. In March 2020, the Company delivered a notice of termination of the supply agreement with these entities and the Company no longer holds a variable interest in them. Titan was also a 40% owner in a Australian distribution facility, which primarily distributed mining products. Effective during the second quarter of 2021, the Company is no longer an owner of the facility located in Australia.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$826	$1,585
Inventory	3,511	1,751
Other current assets	3,772	4,276
Property, plant and equipment, net	3,438	2,656
Other non-current assets	664	1,671
Total assets	$12,211	$11,939

Current liabilities	$1,654	$1,152
Other long-term liabilities	682	2,591
Total liabilities	$2,336	$3,743
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

	September 30, 2021	December 31, 2020
Investments	$6,002	$5,623
Total VIE assets	6,002	5,623
Accounts payable	3,233	3,377
Maximum exposure to loss	$9,235	$9,000

12. ASSET IMPAIRMENT

The Company recorded no asset impairment charge for the three and the nine months ended September 30, 2021 and the three months ended September 30, 2020. For the nine months ended September 30, 2020, the Company recorded $3.6 million asset impairment related to an inventory impairment charge of $1.0 million as part of the closure of the Saltville, Virginia wheel operations, and an impairment charge of $2.6 million for certain machinery and equipment located at TTRC as a result of market declines that indicated the remaining book value of the equipment is more than the fair market value. The inventory impairment charge and the TTRC asset impairment charge is recorded in "cost of sales" line item in the Condensed Consolidated Statements of Operations.

13. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. Royalty expenses were $2.8 million and $2.4 million for the three months ended September 30, 2021 and 2020, respectively, and $7.9 million and $7.3 million for the nine months ended September 30, 2021 and 2020, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. OTHER INCOME

Other income (expense) consisted of the following (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Equity investment income	$273	$227	$397	$596
Gain (loss) sale of assets	132	(58)	297	834
Government subsidies	—	892	—	1,402
Gain on property insurance settlement (1)	—	—	—	4,936
Loss on sale of Wheels India shares	—	—	—	(703)
Gain on legal settlement (2)	—	—	1,750	—
Other income (expense) (3)	243	1,222	(932)	2,046
	$648	$2,283	$1,512	$9,111

(1) The gain on property insurance settlement relates to the receipt of insurance proceeds during the three months ended March 31, 2020 for a 2017 fire that occurred at a facility of TTRC, a subsidiary of the Company, located in Fort McMurray in Alberta, Canada.
(2) The gain on legal settlement relates to proceeds received from a steel supplier during the three months ended June 30, 2021.
(3) Other income (expense) includes rental income for our Brownsville, Texas facility of $0.5 million and $1.2 million for the three and nine months ended September 30, 2020, respectively.

15. INCOME TAXES

The Company recorded income tax expense of $5.3 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded income tax expense of $9.9 million and $2.4 million, respectively. The Company's effective income tax rate was 33.1% and (2.6)% for the three months ended September 30, 2021 and 2020, respectively, and 31.5% and (5.5)% for the nine months ended September 30, 2021 and 2020. For the three months ended September 30, 2021 and 2020, the income tax expense for each period differed due to an overall pre-tax income increase which resulted in the significant fluctuation in the effective tax rate. The year-to-date increase in income tax expense for the nine months ended September 30, 2021 is due to improved profitability in foreign jurisdictions. For the nine months ended September 30, 2021 and 2020, the Company reversed unrecognized tax benefit accruals of $0.7 million and $3.7 million, related to the expiration of statute of limitations on previously recorded tax contingencies.

The Company’s 2021 and 2020 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses and partially offset by a reduction of the liability for unrecognized tax positions. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the nine months ended September 30, 2021 and 2020.

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

On March 27, 2020, the U.S. government passed the CARES Act (the CARES Act), which provides tax relief to assist companies dealing with the effects of the novel strain of the coronavirus (COVID-19). The CARES Act did not have a material

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
impact to the Company’s financial position or results of operations, except for the deferral of Social Security payroll taxes, which benefited the Company's operating cash flows during calendar year 2020.

On December 27, 2020 the Consolidated Appropriations Act of 2021 (the Appropriations Act) was signed into law. The
Appropriations Act, among other things, includes provisions related to the deductibility of the Paycheck Protection Program (PPP) expenses paid with PPP loan proceeds, payroll tax credits, modifications to the meals and entertainment deduction, increased limitations on charitable deductions for corporate taxpayers, and enhancements of expiring tax “extender” provisions. The impact of the Appropriations Act is not material to the Company’s financial position or result of operations.

16. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income (loss) attributable to Titan and applicable to common shareholders	$11,187	$(12,643)	$21,988	$(43,174)
Determination of shares:
Weighted average shares outstanding (basic)	62,340	60,926	61,844	60,630
Effect of equity awards	261	—	679	—
Weighted average shares outstanding (diluted)	62,601	60,926	62,523	60,630
Income (loss) per common share:
Basic	$0.18	$(0.21)	$0.36	$(0.71)
Diluted	$0.18	$(0.21)	$0.35	$(0.71)
The effect of equity awards has been excluded for the three and nine months ended September 30, 2020, as the effect would have been antidilutive. The weighted average share amount excluded for equity awards for the three and nine months ended September 30, 2020 was 0.5 million and 0.3 million, respectively.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Following settlement negotiations with the U.S. federal government and the City of Des Moines, an agreement was reached in September 2020 which has been reduced to a Consent Decree that was executed by all parties on February 1, 2021. The Consent Decree prescribes total cash payments by Titan Tire to the federal government in the amount of $11.5 million, with $9.0 million due and payable within 30 days of the settlement becoming final, $1.5 million (plus interest at a rate of 2.22% per annum) due and payable within one year of the settlement becoming final and $1.0 million (plus interest at a rate of 2.22% per annum) due and payable within two years of the settlement becoming final. The Company paid $11.5 million, including accrued interest, to the federal government on February 25, 2021. The remaining amounts of $1.6 million and $1.2, including accrued interest, are accounted for within the Company's other accrued liabilities and other long-term liabilities line items, respectively, within the Company's Condensed Consolidated Balance Sheets as of September 30, 2021. On May 27, 2021, the Company transferred ownership of the Dico land to the City of Des Moines, in accordance with the agreement.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

18. SEGMENT INFORMATION

The Company has aggregated its operating units into reportable segments based on its three customer markets: agricultural, earthmoving/construction, and consumer. Each reportable segment includes wheels, tires, wheel/tire assemblies, and undercarriage systems and components. These segments are based on the information used by the Chief Executive Officer to make certain operating decisions, allocate portions of capital expenditures, and assess segment performance. Segment external sales, expenses, and income from operations are determined based on the results of operations for the operating units of the Company's manufacturing facilities. Segment assets are generally determined on the basis of the tangible assets located at such operating units’ manufacturing facilities and the intangible assets associated with the acquisitions of such operating units. However, certain operating units’ property, plant and equipment balances are carried at the corporate level.

The table below presents information about certain operating results, separated by market segments, for each of the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales
Agricultural	$244,373	$153,067	$684,636	$473,272
Earthmoving/construction	168,408	123,227	509,930	372,606
Consumer	37,601	28,478	97,973	86,527
	$450,382	$304,772	$1,292,539	$932,405
Gross profit
Agricultural	$33,214	$16,191	$98,294	$45,830
Earthmoving/construction	21,263	12,409	63,333	34,777
Consumer	5,815	2,717	13,400	7,821
	$60,292	$31,317	$175,027	$88,428
Income (loss) from operations
Agricultural	$18,156	$3,091	$54,228	$11,958
Earthmoving/construction	7,913	656	20,950	(5,161)
Consumer	3,519	(88)	7,067	912
Corporate & Unallocated	(6,688)	(10,467)	(21,395)	(27,221)
Income (loss) from operations	22,900	(6,808)	60,850	(19,512)

Interest expense	(7,818)	(7,251)	(23,939)	(23,076)
Loss on senior note repurchase	—	—	(16,020)	—
Foreign exchange gain (loss)	416	(1,336)	9,125	(9,742)
Other income	648	2,283	1,512	9,111
Income (loss) before income taxes	$16,146	$(13,112)	$31,528	$(43,219)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	September 30, 2021	December 31, 2020
Total assets
Agricultural	$494,117	$420,993
Earthmoving/construction	489,076	473,873
Consumer	142,093	114,993
Corporate & Unallocated	18,973	22,025
	$1,144,259	$1,031,884

19. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Board of Directors of the Company, Mr. Maurice Taylor. The related party is Mr. Fred Taylor, who is Mr. Maurice Taylor’s brother. The companies with which Mr. Fred Taylor is associated that do business with Titan include the following: Blacksmith OTR, LLC; F.B.T. Enterprises, Inc.; Green Carbon, Inc.; Silverstone, Inc.; and OTR Wheel Engineering, Inc. Sales of Titan products to these companies were approximately $0.7 million and $2.0 million for the three and nine months ended September 30, 2021, and approximately $0.1 million and $0.6 million for the three and nine months ended September 30, 2020. Titan had purchases from these companies of approximately $0.1 million and $1.0 million for the three and nine months ended September 30, 2021, and had no purchases from these companies for the three and nine months ended September 30, 2020. Titan had trade receivables due from these companies of approximately $0.3 million at September 30, 2021, and approximately $0.1 million at December 31, 2020.  Sales commissions paid to the above companies were approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 2021 as compared to $0.3 million and $1.0 million for the three and nine months ended September 30, 2020.

20. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at July 1, 2021	$(206,529)	$(148)	$(21,125)	$(227,802)
Currency translation adjustments, net	(16,677)	—	—	(16,677)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(42)	—	—	797	797
Derivative gain	—	54	—	54
Balance at September 30, 2021	$(223,206)	$(94)	$(20,328)	$(243,628)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2021	$(194,151)	$(413)	$(22,690)	$(217,254)
Currency translation adjustments, net (1)	(29,055)	—	—	(29,055)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(83)	—	—	2,362	2,362
Derivative gain	—	319	—	319
Balance at September 30, 2021	$(223,206)	$(94)	$(20,328)	$(243,628)

(1) The increase in currency translation adjustments for the nine months ended September 30, 2021 was due to foreign currency rate fluctuations, the ongoing initiative to rationalize the Company's legal entity structure, and the ongoing management of the intercompany capital structure during the year.

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at July 1, 2020	$(223,988)	$(198)	$(24,796)	$(248,982)
Currency translation adjustments, net	5,376	—	—	5,376
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $45	—	—	575	575
Derivative loss	—	(17)	—	(17)
Balance at September 30, 2020	$(218,612)	$(215)	$(24,221)	$(243,048)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2020	$(192,507)	$—	$(26,144)	$(218,651)
Currency translation adjustments, net (1)	(26,105)	—	—	(26,105)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $65	—	—	1,923	1,923
Derivative loss	—	(215)	—	(215)
Balance at September 30, 2020	$(218,612)	$(215)	$(24,221)	$(243,048)

(1) The increase in currency translation adjustments for the nine months ended September 30, 2020 was due to foreign currency rate fluctuations and also due to the settlement of certain intercompany loans during the year.

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

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended September 30, 2021
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$72,169	$450,441	$(72,228)	$450,382
Cost of sales	267	48,318	413,733	(72,228)	390,090
Gross (loss) profit	(267)	23,851	36,708	—	60,292
Selling, general and administrative expenses	2,020	11,288	18,909	—	32,217
Research and development expenses	301	732	1,337	—	2,370
Royalty expense	198	1,155	1,452	—	2,805
(Loss) income from operations	(2,786)	10,676	15,010	—	22,900
Interest expense	(7,637)	(7)	(174)	—	(7,818)
Intercompany interest income (expense)	400	620	(1,020)	—	—
Foreign exchange (loss) gain	—	(248)	664	—	416
Other (expense) income	(5)	117	536	—	648
(Loss) income before income taxes	(10,028)	11,158	15,016	—	16,146
Provision for income taxes	507	93	4,742	—	5,342
Equity in earnings (loss) of subsidiaries	21,340	—	2,920	(24,260)	—
Net income (loss)	10,805	11,065	13,194	(24,260)	10,804
Net loss attributable to noncontrolling interests	—	—	(383)	—	(383)
Net income (loss) attributable to Titan	$10,805	$11,065	$13,577	$(24,260)	$11,187

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Nine Months Ended September 30, 2021
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$297,249	$1,292,735	$(297,445)	$1,292,539
Cost of sales	768	222,893	1,191,296	(297,445)	1,117,512
Gross (loss) profit	(768)	74,356	101,439	—	175,027
Selling, general and administrative expenses	7,619	35,147	56,045	—	98,811
Research and development expenses	757	2,240	4,454	—	7,451
Royalty expense	1,033	3,282	3,600	—	7,915
(Loss) income from operations	(10,177)	33,687	37,340	—	60,850
Interest expense	(22,771)	(18)	(1,150)	—	(23,939)
Loss on senior note repurchase	(16,020)	—	—	—	(16,020)
Intercompany interest income (expense)	1,263	1,667	(2,930)	—	—
Foreign exchange (loss) gain	(6)	(113)	9,244	—	9,125
Other (expense) income	(1,231)	2,145	598	—	1,512
(Loss) income before income taxes	(48,942)	37,368	43,102	—	31,528
(Benefit) provision for income taxes	(1,449)	250	11,126	—	9,927
Equity in earnings (loss) of subsidiaries	69,095	—	6,519	(75,614)	—
Net income (loss)	21,602	37,118	38,495	(75,614)	21,601
Net loss attributable to noncontrolling interests	—	—	(387)	—	(387)
Net income (loss) attributable to Titan	$21,602	$37,118	$38,882	$(75,614)	$21,988

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive (Loss) Income For the Three Months Ended September 30, 2021
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$10,805	$11,065	$13,194	$(24,260)	$10,804
Derivative gain (loss)	54	—	54	(54)	54
Currency translation adjustment	(16,243)	—	(16,243)	16,243	(16,243)
Pension liability adjustments, net of tax	797	667	130	(797)	797
Comprehensive (loss) income	(4,587)	11,732	(2,865)	(8,868)	(4,588)
Net comprehensive income attributable to redeemable and noncontrolling interests	—	—	51	—	51
Comprehensive (loss) income attributable to Titan	$(4,587)	$11,732	$(2,916)	$(8,868)	$(4,639)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive (Loss) Income For the Nine Months Ended September 30, 2021
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$21,602	$37,118	$38,495	$(75,614)	$21,601
Derivative gain (loss)	319	—	319	(319)	319
Currency translation adjustment	(28,991)	—	(28,991)	28,991	(28,991)
Pension liability adjustments, net of tax	2,362	2,001	361	(2,362)	2,362
Comprehensive (loss) income	(4,708)	39,119	10,184	(49,304)	(4,709)
Net comprehensive loss attributable to redeemable and noncontrolling interests	—	—	(323)	—	(323)
Comprehensive (loss) income attributable to Titan	$(4,708)	$39,119	$10,507	$(49,304)	$(4,386)

(Amounts in thousands)	Condensed Consolidating Balance Sheets September 30, 2021
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$11,594	$(9)	$83,055	$—	$94,640
Accounts receivable, net	185	5	261,257	—	261,447
Inventories	—	54,536	318,476	—	373,012
Prepaid and other current assets	1,384	17,974	47,786	—	67,144
Total current assets	13,163	72,506	710,574	—	796,243
Property, plant and equipment, net	1,679	79,548	221,363	—	302,590
Investment in subsidiaries	639,992	—	56,149	(696,141)	—
Other assets	1,185	4,111	40,130	—	45,426
Total assets	$656,019	$156,165	$1,028,216	$(696,141)	$1,144,259
Liabilities and Equity
Short-term debt	$—	$—	$30,867	$—	$30,867
Accounts payable	3,318	48,948	201,553	—	253,819
Other current liabilities	30,284	28,870	93,072	—	152,226
Total current liabilities	33,602	77,818	325,492	—	436,912
Long-term debt	424,305	—	26,694	—	450,999
Other long-term liabilities	250	11,447	45,057	—	56,754
Intercompany accounts	(21,023)	(466,198)	487,221	—	—
Redeemable noncontrolling interest	—	—	25,000	—	25,000
Titan shareholders' equity	218,885	533,098	122,074	(696,141)	177,916
Noncontrolling interests	—	—	(3,322)	—	(3,322)
Total liabilities and equity	$656,019	$156,165	$1,028,216	$(696,141)	$1,144,259

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Nine Months Ended September 30, 2021
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(10,790)	$6,347	$2,153	$(2,290)
Cash flows from investing activities:
Capital expenditures	(17)	(6,363)	(17,870)	(24,250)
Proceeds from sale of fixed assets	—	26	1,113	1,139
Net cash used for investing activities	(17)	(6,337)	(16,757)	(23,111)
Cash flows from financing activities:
Proceeds from borrowings	465,473	—	16,820	482,293
Repurchase of senior secured notes	(413,000)	—	—	(413,000)
Payment on debt	(35,357)	—	(24,592)	(59,949)
Other financing activities	(5,713)	(23)	3,667	(2,069)
Net cash provided by (used for) financing activities	11,403	(23)	(4,105)	7,275
Effect of exchange rate change on cash	—	—	(4,665)	(4,665)
Net increase (decrease) in cash and cash equivalents	596	(13)	(23,374)	(22,791)
Cash and cash equivalents, beginning of period	10,998	4	106,429	117,431
Cash and cash equivalents, end of period	$11,594	$(9)	$83,055	$94,640

22. SUBSEQUENT EVENTS

On October 28, 2021, the Company amended and extended the credit and security agreement with respect to the $100 million revolving credit facility (credit facility) with agent BMO Harris Bank N.A. and other financial institutions party thereto. The credit facility was increased to $125 million with the amount available under the credit facility determined based upon eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. The amended credit facility has a five-year term with the new maturity occurring on October 28, 2026. The amended credit facility can be expanded by up to $50 million through an accordion provision within the agreement. The amended agreement has terms substantially similar to those contained in the agreement prior to the amendment earlier this year on February 25, 2021 and also includes other enhancements to further improve the availability within the borrowing base.

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

COVID-19 Pandemic
In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. During March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. The emergence of COVID-19 and its global spread presents significant risks to the Company, some of which the Company is unable to fully evaluate or even foresee. The COVID-19 pandemic adversely affected the Company’s financial results and business operations for the year ended December 31, 2020, and economic and health conditions in the United States and across the globe have continued to change since then. In some of the countries where the Company has operations and where COVID-19 has been widespread (such as the Company’s European and Latin America locations), the Company’s operations were significantly curtailed during March through May 2020. The Company’s operations resumed with additional sanitary and other protective health measures, which increased operating costs throughout the year. We expect these additional measures to continue into the foreseeable future as we seek to ensure the safety and welfare of Titan’s employees. While the Company's operations began to return to historical levels beginning in the second half of 2020 and continuing into the third quarter of 2021, certain geographies (particularly Australia, Europe and Latin America) continue to remain significantly impacted by the COVID-19 pandemic.

Due to the above circumstances as described generally in this Form 10-Q, the Company’s results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected in the future. Management cannot predict the full impact of the COVID-19 pandemic on the economic conditions generally, on the Company’s customers and, ultimately, on the Company. The nature, extent and duration of the effects of the COVID-19 pandemic on the Company are highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

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

Agricultural Segment: Titan’s agricultural wheels, tires, and undercarriage systems and components are manufactured for use on various agricultural equipment, including tractors, combines, skidders, plows, planters, and irrigation equipment, and are sold directly to OEMs and to the aftermarket through independent distributors, equipment dealers, and Titan’s distribution centers. The wheels range in diameter from nine inches to 54 inches, with the 54-inch diameter being the largest agricultural wheel manufactured in North America. Basic configurations are combined with distinct variations (such as different centers and a wide range of material thickness) allowing the Company to offer a broad line of products to meet customer specifications. Titan’s agricultural tires range from approximately one foot to approximately seven feet in outside diameter and from five inches to 55 inches in width. The Company offers the added value of delivering a complete wheel and tire assembly to OEM and aftermarket customers.

Earthmoving/Construction Segment: The Company manufactures wheels, tires, and undercarriage systems and components for various types of OTR earthmoving, mining, military, construction, and forestry equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, articulated dump trucks, load transporters, haul trucks, backhoe loaders, crawler tractors, lattice cranes, shovels, and hydraulic excavators. The Company provides OEM and aftermarket customers with a broad range of earthmoving/construction wheels ranging in diameter from 15 inches to 63 inches and in weight from 125 pounds to 7,000 pounds. The 63-inch diameter wheel is the largest manufactured in North America for the earthmoving/construction market. Titan’s earthmoving/construction tires range from approximately three feet to approximately 13 feet in outside diameter and in weight from 50 pounds to 12,500 pounds. The Company also offers the added value of wheel and tire assembly for certain applications in the earthmoving/construction segment.

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

MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
Agriculture-related commodity prices began to improve in 2020 and continued to improve during the first three quarters of 2021 and remain at historically high levels. Improved farmer income, replacement of an aging large equipment fleet and replenishment of lower equipment inventory levels are all factors which are anticipated to support improved demand for our products. Many of our customers are forecasting growth, providing further optimism of sustained stability in the market over the next few years. Many more variables, including weather, volatility in the price of commodities, grain prices, export markets, foreign currency exchange rates, government policies, subsidies, and the demand for used equipment can greatly affect the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers. The earthmoving/construction markets experienced declines in 2020 due in large part to global economic uncertainty and the impacts of the COVID-19 pandemic. The construction market is primarily driven by GDP by country and the need for infrastructure developments. Demand for larger construction equipment used for highways and infrastructure began to tighten in 2019 and continued throughout much of 2020. Demand for mining industry equipment also began to soften within certain regions in the second half of 2019 and continued throughout 2020. The market is experiencing strong signs of continued growth as economies emerge from the pandemic. There are historically low equipment inventory levels throughout the global construction industry, and

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
mining capital budgets are continuing to rise during 2021. Improvements in mineral commodity prices also currently support recovery and growth.

CONSUMER MARKET OUTLOOK
The consumer market consists of several distinct product lines within different regions. These products include light truck tires, turf equipment, specialty products, and train brakes. Overall, the markets have stabilized through 2021 due to pent up demand from historically lower sales volume achieved during 2020. This pace of recovery is anticipated to be slower than what is currently being experienced in the Agriculture and Earthmoving/Construction segments. The consumer segment is affected by many variables including consumer spending, interest rates, government policies, and other macroeconomic drivers.

RESULTS OF OPERATIONS

	Three months ended			Nine months ended
(amounts in thousands)	September 30,			September 30,
	2021	2020	% Increase/(Decrease)	2021	2020	% Increase/(Decrease)
Net sales	$450,382	$304,772	47.8%	$1,292,539	$932,405	38.6%
Gross profit	60,292	31,317	92.5%	175,027	88,428	97.9%
Gross profit %	13.4%	10.3%		13.5%	9.5%
Selling, general and administrative expenses	32,217	33,451	(3.7)%	98,811	93,849	5.3%
Research and development expenses	2,370	2,240	5.8%	7,451	6,782	9.9%
Royalty expense	2,805	2,434	15.2%	7,915	7,309	8.3%
Income (loss) from operations	22,900	(6,808)	436.4%	60,850	(19,512)	411.9%

Net Sales
Net sales for the three months ended September 30, 2021 were $450.4 million, compared to $304.8 million in the comparable period of 2020, an increase of 47.8% driven by sales increases across all segments. Overall net sales volume and product price/mix was up 25.3% and 21.3%, respectively, from the comparable prior year quarter. The increase in net sales was also favorably impacted by foreign currency translation of 1.2% or $3.7 million.

Net sales for the nine months ended September 30, 2021 were $1,292.5 million, compared to $932.4 million in the comparable period of 2020, an increase of 38.6% driven by sales increases in the agricultural and earthmoving/construction segments. Overall net sales volume and product price/mix was up 23.9% and 14.0%, respectively, from the comparable period of 2020. The increase in net sales was also favorably impacted by foreign currency translation of 0.7% or $6.2 million.

Overall net sales volume and product price/mix improved for both the three and nine months ended September 30, 2021 as compared to the prior year periods due to market growth in the agricultural and earthmoving/construction segments. Pricing increases have been implemented because of rising raw material costs and other inflationary impacts in the markets, including freight. The contributing factors to the increase in demand were increased commodity prices, lower equipment inventory levels and pent up demand following the economic impacts of the COVID-19 pandemic during 2020. Lower sales volumes during the first three quarters of 2020 were primarily caused by continued weakness in the commodity markets and the effect of the COVID-19 pandemic which caused significant uncertainty for customers in most geographies, most notably OEM customers.

Global supply chains are experiencing significant constraints, including availability and pricing of raw materials, transportation and labor. The current constraints on global supply chains are adding further complexity to the accelerated pace of recovery and improvement to growth expectations in the near term. Titan is also experiencing similar supply chain challenges, and has been able to manage the situation effectively this year.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Gross Profit
Gross profit for the three months ended September 30, 2021 was $60.3 million, or 13.4% of net sales, an increase of $29.0 million compared to $31.3 million, or 10.3% of net sales, for the three months ended September 30, 2020. The increase in gross profit and margin was driven by the impact of increases in sales volume, as described previously, favorably impacting overhead absorption. In addition, cost reduction initiatives have been executed across global production facilities before and throughout the COVID-19 pandemic.

Gross profit for the nine months ended September 30, 2021 was $175.0 million, or 13.5% of net sales, an increase of $86.6 million compared to $88.4 million, or 9.5% of net sales, for the nine months ended September 30, 2020. The increase in gross profit and margin was driven by the impact of increases in sales volume and cost reduction initiatives executed across the business.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the three months ended September 30, 2021 were $32.2 million, or 7.2% of net sales, compared to $33.5 million, or 11.0% of net sales, for the three months ended September 30, 2020.  The decrease in SG&A was driven primarily by the $5.0 million contingent legal accrual related recorded for the three and nine months ended September 30, 2020 for the settlement of the Dico case (see Note 17 to the Condensed Consolidated Financial Statements of this Form 10-Q) offset by an increase in variable costs associated with improved operating performance and growth in sales.

SG&A expenses for the nine months ended September 30, 2021 were $98.8 million, or 7.6% of net sales, compared to $93.8 million, or 10.1% of net sales, for the nine months ended September 30, 2020.  The increase in SG&A was driven primarily by investments to improve our supply chain and logistics processes and an increase in variable costs associated with improved operating performance and growth in sales.
Research and Development Expenses
Research and development (R&D) expenses for the three months ended September 30, 2021 were $2.4 million, or 0.5% of net sales, compared to $2.2 million, or 0.7% of net sales, for the comparable period in 2020. R&D expenses for the nine months ended September 30, 2021 were $7.5 million, or 0.6% of net sales, compared to $6.8 million, or 0.7% of net sales, for the comparable period in 2020. R&D spending reflects initiatives to improve product designs and an ongoing focus on quality following reductions during the onset of the COVID-19 pandemic for the comparable periods in 2020.
Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries.

Royalty expenses for the three months ended September 30, 2021 were $2.8 million, or 0.6% of net sales, compared to $2.4 million, or 0.8% of net sales, for the three months ended September 30, 2020. Royalty expenses for the nine months ended September 30, 2021 were $7.9 million, or 0.6% of net sales, compared to $7.3 million, or 0.8% of net sales, for the nine months ended September 30, 2020. The increase in royalty expenses are due to the increase in sales, as described previously, resulting in an incremental increase in the amount of royalty expense incurred.

Income (Loss) from Operations
Income from operations for the third quarter of 2021 was $22.9 million, compared to loss from operations of $6.8 million for the third quarter of 2020. Income from operations for the nine months ended September 30, 2021 was $60.9 million, compared to loss from operations of $19.5 million for the nine months ended September 30, 2020. The increase in income was primarily due to the higher sales and improvements in gross profit margins.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense was $7.8 million and $7.3 million for the three months ended September 30, 2021 and 2020, respectively, and $23.9 million and $23.1 million for the nine months ended September 30, 2021 and 2020. Interest expense increased due to the refinancing of the senior secured notes during the second quarter of 2021 resulting in an increase in the interest rate from 6.50% to 7.00%.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Loss on Senior Note Repurchase
Loss on senior note repurchase was $16.0 million for the nine months ended September 30, 2021. The loss was in connection to the Company completing a call and redemption of all of its outstanding $400.0 million principal amount of Titan's 6.50% senior secured notes due 2023 during the second quarter of 2021.

Foreign Exchange Gain (Loss)
Foreign exchange gain was $0.4 million for the three months ended September 30, 2021, compared to loss of $1.3 million for the three months ended September 30, 2020. Foreign exchange gain was $9.1 million for the nine months ended September 30, 2021, compared to a loss of $9.7 million for the nine months ended September 30, 2020.

The foreign exchange gain experienced during the three months and nine months ended September 30, 2021 is primarily the result of the closeout of certain legal entities as part of the ongoing initiative to rationalize Titan's legal entity structure and ongoing management of the intercompany capital structure as well as a favorable impact of the movement of exchange rates.

The foreign exchange loss experienced for the nine months ended September 30, 2020 were the result of the translation of intercompany loans at certain foreign subsidiaries, which are denominated in local currencies rather than the reporting currency, which is the United States dollar. Since such loans are expected to be settled at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates. During the first quarter of 2020, we had settled a number of intercompany loans as part of a loan restructuring initiative with a resulting foreign exchange loss, which is reflected in the total foreign exchange loss recognized for the first quarter of 2020.

Other Income
Other income was $0.6 million for the three months ended September 30, 2021, as compared to other income of $2.3 million in the comparable quarter of 2020.  The decrease in other income for the three months ended September 30, 2021, as compared to the same period in 2020, was primarily attributable to $0.9 million of government subsidies and $0.5 million of building rental income for our Brownsville, Texas facility which was sold in November 2020.

Other income was $1.5 million for the nine months ended September 30, 2021, as compared to other income of $9.1 million in the comparable period of 2020. The decrease in other income for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily attributable to proceeds of $4.9 million related to a property insurance settlement at TTRC, $1.4 million of government subsidies and $1.2 million of building rental income for our Brownsville, Texas facility for the nine months ended September 30, 2020. The sale of Brownsville, Texas facility occurred in November 2020, and no further rental income was realized in 2021.

Provision for Income Taxes
The Company recorded income tax expense of $5.3 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded income tax expense of $9.9 million and $2.4 million, respectively. The Company's effective income tax rate was 33.1% and (2.6)% for the three months ended September 30, 2021 and 2020, respectively, and 31.5% and (5.5)% for the nine months ended September 30, 2021 and 2020. For the three months ended September 30, 2021 and 2020, the income tax expense each period differed due to an overall pre-tax income increase which resulted in the significant fluctuation in the effective tax rate. The year-to-date increase in income tax expense for the nine months ended September 30, 2021 is due to improved profitability in foreign jurisdictions. For the nine months ended September 30, 2021 and 2020, the Company reversed tax reserves of $0.7 million and $3.7 million, related to the expiration of statute of limitations on previously recorded tax contingencies.

The Company’s 2021 and 2020 income tax expense and rates differed materially from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses and partially offset by a reduction of the liability for unrecognized tax positions. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the nine months ended September 30, 2021 and 2020.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Net Income (Loss) and Income (Loss) per Share
Net income for the third quarter of 2021 was $10.8 million, compared to net loss of $13.5 million in the comparable quarter of 2020, an improvement of $24.8 million. For the quarters ended September 30, 2021 and 2020, basic and diluted income (loss) per share were $0.18 and $(0.21), respectively. The Company's net income (loss) and income (loss) per share were due to the items previously discussed.

Net income for the nine months ended September 30, 2021 and 2020 was $21.6 million, compared to net loss of $45.6 million in the comparable period of 2020, an improvement of $67.7 million. For the nine months ended September 30, 2021 and 2020, basic and diluted income (loss) per share were 0.36 and (0.71), respectively. The Company's net income (loss) and income (loss) per share were due to the items previously discussed.

SEGMENT INFORMATION

Segment Summary (amounts in thousands):

Three months ended September 30, 2021	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$244,373	$168,408	$37,601	$—	$450,382
Gross profit	33,214	21,263	5,815	—	60,292
Profit margin	13.6%	12.6%	15.5%	—	13.4%
Income (loss) from operations	18,156	7,913	3,519	(6,688)	22,900
Three months ended September 30, 2020
Net sales	$153,067	$123,227	$28,478	$—	$304,772
Gross profit	16,191	12,409	2,717	—	31,317
Profit margin	10.6%	10.1%	9.5%	—	10.3%
Income (loss) from operations	3,091	656	(88)	(10,467)	(6,808)

Nine months ended September 30, 2021	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$684,636	$509,930	$97,973	$—	$1,292,539
Gross profit	98,294	63,333	13,400	—	175,027
Profit margin	14.4%	12.4%	13.7%	—	14%
Income (loss) from operations	54,228	20,950	7,067	(21,395)	60,850
Nine months ended September 30, 2020
Net sales	$473,272	$372,606	$86,527	$—	$932,405
Gross profit	45,830	34,777	7,821	—	88,428
Profit margin	9.7%	9.3%	9.0%	—	9.5%
Income (loss) from operations	11,958	(5,161)	912	(27,221)	(19,512)

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended			Nine months ended
	September 30,			September 30,
	2021	2020	% Increase/(Decrease)	2021	2020	% Increase/(Decrease)
Net sales	$244,373	$153,067	59.7%	$684,636	$473,272	44.7%
Gross profit	33,214	16,191	105.1%	98,294	45,830	114.5%
Profit margin	13.6%	10.6%	28.3%	14.4%	9.7%	48.5%
Income from operations	18,156	3,091	487.4%	54,228	11,958	353.5%

Net sales in the agricultural segment were $244.4 million for the three months ended September 30, 2021, as compared to $153.1 million for the comparable period in 2020, an increase of 59.7%. Net sales volume and product price/mix was up 36.4% and 23.0%, respectively, from the comparable prior year quarter due to demand in the market, reflective of improved farmer income, replacement of an aging large equipment fleet and replenishment of lower equipment inventory levels within the equipment dealer channels. Pricing is primarily reflective of increases in raw material and other inflationary cost increases in the markets, including freight.

Gross profit in the agricultural segment was $33.2 million for the three months ended September 30, 2021, as compared to $16.2 million in the comparable quarter of 2020, which was an improvement of 105%.  The increase in gross profit and margin is primarily attributable to the impact of increases in sales volume as described previously and cost reduction initiatives executed across global production facilities before and throughout the COVID-19 pandemic.

Income from operations in Titan's agricultural segment was $18.2 million for the three months ended September 30, 2021, as compared to income of $3.1 million for the three months ended September 30, 2020. The overall increase in income from operations is attributable to higher gross profit and overall cost reduction initiatives.

Net sales in the agricultural segment were $684.6 million for the nine months ended September 30, 2021, as compared to $473.3 million for the comparable period of 2020, an increase of 44.7%. Net sales volume and product price/mix was up 28.4% and 17.9%, respectively, from the comparable period of 2020 due to increased demand in the market, reflective of the same impacts described for the third quarter of 2021 and 2020. Pricing is primarily reflective of rising raw material costs and other inflationary cost increases in the markets, including freight. The overall increase in net sales was partially offset by unfavorable currency translation, primarily in Latin America and Russia of 1.7%.

Gross profit in the agricultural segment was $98.3 million for the nine months ended September 30, 2021, as compared to $45.8 million in the comparable quarter of 2020, which was an improvement of 114%.  The increase in gross profit and margin is primarily attributable to the favorable impact of increases in sales volume as described previously and cost reduction initiatives executed across global production facilities before and throughout the COVID-19 pandemic.

Income from operations in Titan's agricultural segment was $54.2 million for the nine months ended September 30, 2021, as compared to income of only $12.0 million for the nine months ended September 30, 2020. The overall increase in income from operations is attributable to higher gross profit from significant demand improvements, and the overall cost reduction initiatives.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended			Nine months ended
	September 30,			September 30,
	2021	2020	% Increase/(Decrease)	2021	2020	% Increase/(Decrease)
Net sales	$168,408	$123,227	36.7%	$509,930	$372,606	36.9%
Gross profit	21,263	12,409	71.4%	63,333	34,777	82.1%
Profit margin	12.6%	10.1%	24.8%	12.4%	9.3%	33.3%
Income (loss) from operations	7,913	656	(1,106.3)%	20,950	(5,161)	505.9%

The Company's earthmoving/construction segment net sales were $168.4 million for the three months ended September 30, 2021, as compared to $123.2 million in the comparable quarter of 2020, an increase of 36.7%. The increase in earthmoving/construction sales was driven by increased volume and product price/mix of 15.8% and 18.8%, respectively, which was primarily due to improvements in global economic conditions and recovery in construction markets, including the return to normalized supply and demand levels in light of the COVID-19 pandemic. For the three months ended September 30, 2020, lower sales volumes were primarily caused by the effect of the COVID-19 pandemic, which did not have a similar impact during the third quarter of 2021. Net sales were also favorably impacted by foreign currency translation in Europe, which increased net sales by 2.1%.

Gross profit in the earthmoving/construction segment was $21.3 million for the three months ended September 30, 2021, as compared to $12.4 million for the three months ended September 30, 2020. The increase in gross profit and margin was primarily driven by the increased sales volume and continued improved production efficiencies stemming from the strong management actions taken to improve profitability for the long-term.

The Company's earthmoving/construction segment income from operations was $7.9 million for the three months ended September 30, 2021, as compared to income of $0.7 million for the three months ended September 30, 2020. This improvement was due to increases in sales volume and cost containment measures taken to manage profitability during the last year primarily in response to the market declines and the impact of the COVID-19 pandemic.

The Company's earthmoving/construction segment net sales were $509.9 million for the nine months ended September 30, 2021, as compared to $372.6 million in the comparable period of 2020, an increase of 36.9%. The increase in earthmoving/construction sales was driven by increased volume and product price/mix of 23.8% and 8.9%, respectively, which was primarily due to continued market recovery, as previously discussed. For the nine months ended September 30, 2020, the direct impact of COVID-19 accounted for approximately $48 million of the sales decrease as compared to the same period in 2019 due to plant shutdowns and market disruptions in Europe and Asia, which did not repeat during the first nine months of 2021. Net sales were also favorably impacted by foreign currency translation in Europe, which increased net sales by 4.1%.

Gross profit in the earthmoving/construction segment was $63.3 million for the nine months ended September 30, 2021, as compared to $34.8 million for the nine months ended September 30, 2020. The increase in gross profit and margin was primarily driven by the increased sales volume and continued improved production efficiencies stemming from the strong management actions taken to improve profitability for the long-term.

The Company's earthmoving/construction segment income from operations was $21.0 million for the nine months ended September 30, 2021, as compared to a loss of $5.2 million for the nine months ended September 30, 2020. This improvement was due to increases in sales volume and cost containment measures taken to manage profitability during the last year in response to the market declines and the impact of the COVID-19 pandemic.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Consumer Segment Results
Consumer segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended			Nine months ended
	September 30,			September 30,
	2021	2020	% Increase/(Decrease)	2021	2020	% Increase/(Decrease)
Net sales	$37,601	$28,478	32.0%	$97,973	$86,527	13.2%
Gross profit	5,815	2,717	114.0%	13,400	7,821	71.3%
Profit margin	15.5%	9.5%	63.2%	13.7%	9.0%	52.2%
Income (loss) from operations	3,519	(88)	(4,098.9)%	7,067	912	674.9%

Consumer segment net sales were $37.6 million for the three months ended September 30, 2021, as compared to $28.5 million for the three months ended September 30, 2020, an increase of approximately 32.0%. The increase was driven by favorable product price/mix, and volume impact to net sales of 22.5% and 6.8%, respectively. Net sales were also favorably impacted by foreign currency translation in Latin America, which increased net sales by 2.7%.

Gross profit from the consumer segment was $5.8 million for the three months ended September 30, 2021, as compared to $2.7 million for the three months ended September 30, 2020 due primarily to increased product price/mix.

Consumer segment income from operations was $3.5 million for the three months ended September 30, 2021, as compared to a loss of $0.1 million for the three months ended September 30, 2020 due to increase in gross profit as mentioned previously.

Consumer segment net sales were $98.0 million for the nine months ended September 30, 2021, as compared to $86.5 million for the nine months ended September 30, 2020, an increase of approximately 13.2%. The increase was driven by favorable product price/mix and volume impact to net sales of 13.1% and 0.7%, respectively. The increase was partially offset by unfavorable foreign currency impacts to net sales of 1.6%, which was primarily due to devaluation of Latin American currencies against the US Dollar.

Gross profit from the consumer segment was $13.4 million for the nine months ended September 30, 2021, as compared to $7.8 million for the nine months ended September 30, 2020 due primarily to increased product price/mix.

Consumer segment income from operations was $7.1 million for the nine months ended September 30, 2021, as compared to income of $0.9 million for the nine months ended September 30, 2020 due to increase in gross profit as mentioned previously.

Corporate & Unallocated Expenses
Income from operations on a segment basis did not include unallocated loss of $6.7 million for the three months ended September 30, 2021, and $10.5 million for the three months ended September 30, 2020, as compared to $21.4 million for the nine months ended September 30, 2021 and $27.2 million for the nine months ended September 30, 2020. The year over year change is related to the increase in certain corporate SG&A expenses as described previously, which were not allocated.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of September 30, 2021, the Company had $94.6 million of cash, a decrease of $22.8 million from December 31, 2020, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Nine months ended September 30,
	2021	2020	Change
Net income (loss)	$21,601	$(45,596)	$67,197
Depreciation and amortization	36,345	40,376	(4,031)
Deferred income tax provision	(743)	(3,616)	2,873
Foreign currency translation (gain) loss	(12,042)	9,812	(21,854)
Accounts receivable	(75,456)	(22,909)	(52,547)
Inventories	(89,496)	36,664	(126,160)
Prepaid and other current assets	(14,249)	(1,133)	(13,116)
Accounts payable	92,384	2,351	90,033
Other current liabilities	24,207	28,753	(4,546)
Other liabilities	(6,532)	(678)	(5,854)
Other operating activities	21,691	3,407	18,284
Cash (used for) provided by operating activities	$(2,290)	$47,431	$(49,721)

In the first nine months of 2021, cash flows used for operating activities was $2.3 million, driven by increases in inventory of $89.5 million and increases in accounts receivable of $75.5 million, offset partially by increases in accounts payable of $92.4 million. The cash used for working capital was due to significantly higher sales volume in the first nine months of 2021 as compared to the first nine months of 2020 as mentioned previously. In the first quarter of 2021, the Company paid $9.2 million in a previously settled litigation matter (see Note 17 to the Condensed Consolidated Financial Statements of this Form 10-Q). Included in the net income of $21.6 million were depreciation and amortization expense of $36.3 million and foreign currency translation gain of $12.0 million. Cash flows used for operating activities includes $16.0 million loss on senior note repurchase which was included within other operating activities.

Operating cash flows decreased by $49.7 million when comparing the first nine months of 2021 to the comparable period in 2020. Net income in the first nine months of 2021 increased by $67.2 million from the loss incurred during the first nine months of 2020. When comparing the first nine months of 2021 to the comparable period in 2020, cash flows from operating activities decreased due to managed investments in working capital to support the business growth and the $9.2 million legal settlement paid in February 2021 as discussed previously.

Summary of the components of cash conversion cycle:

	September 30,	December 31,	September 30,
	2021	2020	2020
Days sales outstanding	53	54	61
Days inventory outstanding	89	99	111
Days payable outstanding	(61)	(56)	(51)
Cash conversion cycle	81	97	121

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Nine months ended September 30,
	2021	2020	Change
Capital expenditures	$(24,250)	$(13,350)	$(10,900)
Sale of Wheels India Limited shares	—	32,852	(32,852)
Proceeds from sale of fixed assets	1,139	200	939
Proceeds from property insurance settlement	—	4,936	(4,936)
Other investing activities	—	726	(726)
Cash (used for) provided by investing activities	$(23,111)	$25,364	$(48,475)
Net cash used for investing activities was $23.1 million in the first nine months of 2021, as compared to net cash provided by investing activities of $25.4 million in the first nine months of 2020. The Company invested a total of $24.3 million in capital expenditures in the first nine months of 2021, compared to $13.4 million in the comparable period of 2020. Capital expenditures during the first nine months of 2021 and 2020 represent equipment replacement and improvements, along with new tools, dies and molds related to new product development. The overall capital outlay for 2021 increased as the Company seeks to enhance the Company's existing facilities and manufacturing capabilities and drive productivity gains following suppression of capital outlay in 2020 as a result of the COVID-19 pandemic and reduction of business activity.

Cash provided by investing activities for the first nine months of 2020 includes $4.9 million from the proceeds of a property insurance settlement and $32.9 million from proceeds for the sales of Wheels India Limited shares.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Nine months ended September 30,
	2021	2020	Change
Proceeds from borrowings	$482,293	$85,991	$396,302
Repurchase of senior secured notes	(413,000)	—	(413,000)
Payment on debt	(59,949)	(116,601)	56,652
Dividends paid	—	(603)	603
Other financing activities	(2,069)	(2,723)	654
Cash provided by (used for) financing activities	$7,275	$(33,936)	$41,211
During the first nine months of 2021, $7.3 million of cash was provided by financing activities. Proceeds from borrowings provided $482.3 million, which was offset by repurchase of senior secured notes and payments on debt of $413.0 million and $59.9 million, respectively. Borrowing on the domestic revolving credit facility occurred during the first nine months of 2021 to support costs of refinancing the Company's senior secured notes, along with the settlement of the legal matter, mentioned earlier, resulting in an outstanding balance of $30.0 million at September 30, 2021 as compared to $0.0 million at December 31, 2020. Other financing activities for the nine months ended September 30, 2021 includes cash outflows of approximately $6.0 million associated with the deferred financing costs in connection with refinancing of the senior secured notes and was partially offset by approximately $4.0 million associated with cash flow impacts on finance lease liabilities.

During the first nine months of 2020, $33.9 million of cash was used by financing activities. Proceeds from borrowings provided $86.0 million, which was offset by payments on debt of $116.6 million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Debt Restrictions
The Company’s revolving credit facility (credit facility) and indenture relating to the 7.00% senior secured notes due 2028 contain various restrictions, including:
•When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($10.0 million as of September 30, 2021), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);
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

Liquidity Outlook
At September 30, 2021, the Company had $94.6 million of cash and cash equivalents. At September 30, 2021, under the Company's $100 million credit facility, there were $30.0 million in borrowings, $10.7 million in outstanding letters of credit, and the amount available totaled $59.3 million. Titan's availability under this credit facility may be less than $100 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. The cash and cash equivalents balance of $94.6 million included $79.9 million held in foreign countries, with the percentage of foreign cash being similar to recent historical levels.

We are expecting full year capital expenditures to be around $35 million. Cash payments for interest are currently forecasted to be approximately $15 million for the remainder of 2021 based on September 30, 2021 debt balances and after giving effect to the issuance of the senior secured notes due 2028. The forecasted interest payments are comprised primarily of the semi-annual payments totaling $28 million (paid in April and October) for the senior secured notes due 2028, which became effective on April 22, 2021.

Cash and cash equivalents, totaling $94.6 million at September 30, 2021, along with anticipated internal cash flows from operations and utilization of availability on global credit facilities, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures. Potential divestitures and unencumbered assets are also a means to provide for future liquidity needs. Titan has continued to take actions to obtain financial flexibility and credit capabilities from our banking partners and other sources throughout our global operations over the course of the first nine months of 2021, to gain flexibility should the markets continue to strengthen in the future. On October 28, 2021, the Company amended and extended the credit and security agreement with respect to the $100 million revolving credit facility (credit facility) with agent BMO Harris Bank N.A. and other financial institutions party thereto. The credit facility was increased to $125 million with the amount available under the credit facility determined based upon eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. The amended credit facility has a five-year term with the new maturity occurring on October 28, 2026. As previously mentioned, the Company refinanced its $400 million senior secured notes during the second quarter of 2021 resulting in extension of the due date from 2023 to 2028. We are managing the business cycle and the current impact of the COVID-19 pandemic; however, we do not anticipate that this impact will cause the Company to violate any financial covenants with respect to its debt agreements. In addition, as a result of the measures undertaken by management, the Company does not anticipate any significant liquidity constraints during the foreseeable future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Titan is party to collective bargaining agreements covering a portion of the Company's workforce. Titan is exposed to risks associated with disruptions to the Company’s operations if the Company is unable to reach a mutually agreeable domestic collective bargaining agreement. The current domestic collective bargaining agreement will expire on November 16, 2021. If Titan is unable to maintain satisfactory labor relations with its employees covered by collective bargaining agreements, these employees could engage in strikes, or the Company may otherwise experience work slowdowns or be subject to other labor actions. Any such actions, and any other labor disputes with the Company’s employees domestically or internationally, could materially disrupt its operations. Future collective bargaining agreements may impose significant additional costs on Titan, which could adversely affect its financial condition and results of operations.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	November 3, 2021	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID A. MARTIN
David A. Martin
SVP and Chief Financial Officer
(Principal Financial Officer)