Form 10-K
period 2021-12-31
TITAN INTERNATIONAL INC
filed 2022-03-03
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-12936
TITAN INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3228472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1525 Kautz Road, Suite 600, West Chicago, IL 60185
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the shares of common stock of the registrant held by non-affiliates as of June 30, 2021, was approximately $528 million based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2021.
Indicate the number of shares of Titan International, Inc. outstanding: 62,421,300 shares of common stock, $0.0001 par value, as of February 25, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TITAN INTERNATIONAL, INC.

NOTE ON FORWARD-LOOKING STATEMENTS
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
•the Company's future financial performance;
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
•availability and price of supply chain logistics and freight;
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

PART I

ITEM 1 – BUSINESS

OVERVIEW
Titan International, Inc., together with its subsidiaries (Titan or the Company), is a global wheel, tire, and undercarriage industrial manufacturer and supplier that services customers across the globe.  Titan traces its roots to the Electric Wheel Company in Quincy, Illinois, which was founded in 1890.  Titan was originally incorporated in 1983 and has increased its global footprint and enhanced product offerings through major acquisitions which include the following:
•2005 - The Goodyear Tire & Rubber Company’s North American farm tire assets
•2006 - Off-the-road (OTR) tire assets of Continental Tire North America
•2011 - The Goodyear Tire & Rubber Company's Latin American farm tire business
•2012 - 56% controlling interest in Planet Corporation Group, now known as Titan Australia
•2013/2014 - A noncontrolling interest in Voltyre-Prom, a leading producer of agricultural and industrial tires, which owns and operates an over two million square foot manufacturing facility located in Volgograd Russia
•2018 - The remaining 44% interest in Titan Australia
•2019 - An additional 21.4% interest in Voltyre-Prom (from 42.9% to 64.3%) resulting in controlling interest

As a leading manufacturer in the off-highway industry, Titan produces a broad range of products to meet the specifications of original equipment manufacturers (OEMs) and aftermarket customers in the agricultural, earthmoving/construction, and consumer markets.  Titan manufactures and sells certain tires under the Goodyear Farm Tire, Titan Tire and Voltyre-Prom Tire brands and has complete research and development facilities to validate tire and wheel designs.

BUSINESS SEGMENTS
Titan designs and manufactures products for OEMs and aftermarket customers in the agricultural, earthmoving/construction, and consumer markets. For additional information concerning the revenues, expenses, income from operations, and assets attributable to each of the segments in which the Company operates, see Note 29 of the Notes to Consolidated Financial Statements.

AGRICULTURAL SEGMENT
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

•Strong Market Position
As a result of Titan’s offering of a broad range of specialized wheels, tires, assemblies, and undercarriage systems and components, Titan is a leader in the global off-highway market.  Through an extensive dealer network and sales force, the Company is able to reach an increasing number of aftermarket and OEM customers which builds Titan’s image and brand recognition.  The Company’s production of the Goodyear Farm Tire brand in North America, Latin America, Europe, the Middle East and Africa contributes to overall visibility and customer confidence. Years of product design and engineering experience have enabled Titan to improve existing products and develop new ones, such as Low Sidewall (LSW®), which have been well received in the marketplace.  Titan believes it has benefited from significant barriers to entry, such as the substantial investment necessary to replicate the Company’s manufacturing equipment and numerous tools, dies and molds, many of which are used in custom processes.

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

BUSINESS STRATEGY
We are the worldwide leader in manufacturing and distribution of wheels, tires, assemblies and undercarriage products and serve our customers' needs through product innovation and quality service in the Company's key markets: agriculture, earthmoving/construction, and consumer. Other strategic considerations include:

•Tire Technology
The Company has developed an LSW tire technology, featuring a larger rim diameter and a smaller sidewall than standard tires. With LSW tire technology, which has been widely adopted within the automotive industry, users experience reduced power hop, road lope, soil compaction, and fuel consumption as well as improved safety and performance. Both power hop and road lope can disturb ride quality and impede equipment performance. The benefits correspond to Titan’s markets through superior comfort, ride and fuel economy. Our LSW proprietary larger footprint agricultural products provide a framework for expansion of carbon sinks, reducing soil compaction and improving soil health. Reduced soil compaction from the larger footprint of the
LSW product requires less tillage thus reducing the release of carbon dioxide, a greenhouse gas. Titan continues to enhance the LSW technology and expand its LSW product and other tire offerings in both the agricultural and construction segments.

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

SUSTAINABILITY
Titan is committed to be a positive force in the lives of our employees, customers and in the communities they work and live. The Company has made significant progress on the environmental, social and governance (ESG) areas by creating and updating various policies, preparing new forms of monitoring, and expanding disclosure of data regarding operations.

The protection of the environment is a core value at Titan. We are dedicated to the continual improvement of environmental performance of our global operations. In 2021, Titan solidified these values becoming a signatory of the United National Global Compact, a set of international principles focusing on universal human rights, labor, the environment, and anti- corruption. From there, we began revisiting our policies with both new policies and adopting updates which reflect these core values. With each of these updates, we have taken a stand against child and forced labor, harassment and discrimination at any of our sites or supplier or contractor sites. We will adhere to these ethical standards and will follow outlined procedures for any infraction.

Titan works toward continuous improvement in considering our impact on the environment. Whether it is creating tires that reduce soil compaction, which also help our customers increase yield, closely tracking our business operations to identify reduced use of harmful solvents, finding use for recycled materials or discovering new ways to design our facilities more sustainably, we are committed to making ongoing strides toward lessening our impact on our world.

As part of our commitment to the environment, Titan has Environmental Management Systems in place across many of our global facilities. Our systems monitor and track energy consumption, waste management, pollution prevention, emissions control and overall environmental health throughout our footprint, which enables us to measure and continuously improve environmental performance. We also conduct routine internal environmental assessment audits at our facilities. Currently 17 of our locations are ISO 14001 certified, making up 46% of our facility footprint. We continue to strive for efficiency and operational improvements to lessen our impact on the environment.

HUMAN CAPITAL
The Company’s key human capital management objectives are to attract, retain and develop talent to deliver on the Company’s strategy. To support these objectives, the Company’s human capital programs are designed to: keep people safe and healthy; develop talent to prepare them for critical roles and leadership positions; and facilitate internal talent mobility.

Titan is committed to maintaining a diverse, equitable, inclusive, and safe workplace, where employees feel comfortable and encouraged to bring their whole selves to work. We value having a diverse range of backgrounds, talents, perspectives, cultures, and experiences and believe it enables us to make connections and understand our customer needs across the globe. We are committed to providing a workplace where all Titan employees work without fear of discrimination or harassment and are confident that all employment decisions are based entirely on individual merit. Titan believes that genuine diversity drives strategic advantage and contributes to the achievement of our corporate objectives. It enables Titan to attract people with the best skills and attributes, and to develop a workforce selected from all available talent, whose diversity reflects that of the customers and communities in which we serve.

The Company focuses on the following in managing its human capital:

Health and safety: We have a safety program that focuses on implementing management systems, policies and training programs and performing assessments to evaluate whether workers are trained properly and help prevent injuries and incidents. Our employees are empowered with stop-work authority which enables them to immediately stop any unsafe or potentially hazardous working condition or behavior they may observe. We utilize a mixture of indicators to assess the safety performance of our operations, including total recordable injury rate, preventable motor vehicle incidents per million miles, corrective actions and near miss frequency. We also recognize outstanding safety behaviors through our annual awards program. Importantly, during the COVID-19 pandemic, our continuing focus on health and safety enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues safe.

Compensation programs and employee benefits: Our compensation and benefits programs provide a package designed to attract, retain and motivate employees. In addition to competitive base salaries, the Company provides a variety of short-term, long-term and commission-based incentive compensation programs to reward performance relative to key financial, human capital and customer experience metrics. We offer comprehensive benefit options including retirement savings plans, medical insurance, prescription drug benefits, dental insurance, vision insurance, accident and critical illness insurance, life and disability insurance, health savings accounts, flexible spending accounts, legal insurance, auto/home insurance and identity theft insurance. Additionally, we have conducted company-wide stock grant programs for employees with the most recent grant program occurring in March 2021.

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

EMPLOYEES
At December 31, 2021, the Company employed approximately 7,500 people worldwide, including approximately 4,400 located outside the United States.

At December 31, 2021, the employees at each of the Company's Bryan, Ohio; Freeport, Illinois; and Des Moines, Iowa facilities, which collectively account for approximately 63% of the Company’s U.S. employees, are covered by collective bargaining agreements. By January 12, 2022, the employees represented by the United Steelworkers at each of the Company’s Bryan, Ohio; Freeport, Illinois; and Des Moines, Iowa facilities voted to ratify new three year contracts which expire on November 16, 2024.

Outside the United States, the Company enters into employment agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements generally correspond in each case with the required or customary terms in the subject jurisdiction.

COMPETITION
The Company competes with several domestic and international companies, some of which are larger and have greater financial and marketing resources than Titan.  The Company believes it is a primary source of steel wheels to the majority of its North

American customers.  Major competitors in the off-highway wheel market include Accuride, Gianetti, GKN Wheels, Ltd., Jantsa, Maxin, Pronar, Rimex, Trelleborg Group, Topy Industries, Ltd and Wheels India Limited.  Significant competitors in the off-highway tire market include Alliance Tire Company Ltd., Balkrishna Industries Limited (BKT), Bridgestone/Firestone, Michelin, Mitas a.s., and Pirelli. Significant competitors in the undercarriage market include Berco and Caterpillar.
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

•Undercarriage Manufacturing Process
The undercarriage components (track groups, track and carrier rollers, idler assemblies, and sprockets) are all manufactured from steel and produced according to the Company's specifications or if requested alternatively according to customer specification.

All tractor type track groups (up to 250 ton class) produced by the Company are built from five major parts: shoes, right and left hand links, pins, bushings and bolts and nuts. Shoes are manufactured from different shapes of hot rolled profiles (depending on application), sheared to length, and then heat treated for high wear bending and breaking resistance. Alternatively tailormade special shaped shoes are obtained from heat treated steel cast in the Company foundry. Right and left hand links are die forged, hot trimmed, mass heat treated, machined, and finally induction hardened on rail surface for optimal wear and fatigue resistance. Pins are made from round bars that are cut, machined, heat treated, and surface finished. Bushings are generally cold extruded, machined, mass heat treated, and finally carburized or induction hardened or through hardened for wear resistance and optimal toughness. All monobloc type track groups (250 ton class up) are high alloyed heavy castings, heat treated, induction hardened and machined to purpose in the Company foundry.
The lifetime lubricated and maintenance-free track and carrier rollers are assembled with three major components: single or double flange roller shells (typically hot forged in halves, deep hardened, friction or arc welded, and finish machined with metallurgical characteristics depending upon size and application), shafts (generally cut from bars or forged, mass heat treated, rough machined, induction hardened, and ground) and casted brackets to fit the rollers onto the machine. The sealing of the rollers is generally obtained by Duo Cone Steel seals.
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

•Quality Control
The Company is ISO certified at all four main domestic manufacturing facilities located in Bryan, Ohio; Des Moines, Iowa; Freeport, Illinois; and Quincy, Illinois, as well as the majority of its foreign manufacturing facilities.  The ISO series is a set of related and internationally recognized standards of management and quality assurance.  The standards specify guidelines for establishing, documenting, and maintaining a system to ensure quality.  The ISO certifications are a testament to Titan’s dedication to providing quality products for its customers.

•International Operations
The Company operates manufacturing facilities in Latin America, Europe and Russia. The Latin American, European and Russian operations accounted for 18%, 22%, and 5% of the Company's net sales, respectively, for the year ended December 31, 2021 and 17%, 21% and 6% of net sales, respectively, for the year ended December 31, 2020.

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

RESEARCH, DEVELOPMENT, AND ENGINEERING
The Company’s research, development, and engineering staff tests original designs and technologies and develops new manufacturing methods to improve product performance.  Titan’s engineering and manufacturing resources are focused on designing quality products that address the needs of our customers and end-users across the markets that Titan serves.  Titan’s team of experienced engineers continuously work on new and improved engineered solutions that evolve with today’s applications for the off-highway wheel, tire, and assembly markets. As a part of the design process, Titan seeks to be stewards of the environment through the adoption of eco-design principles, life cycle assessments, and evaluation of incorporating the use of recycled material and alternate environmentally friendly and sustainable raw materials where possible. Titan's advantage as both a wheel and tire manufacturer allows the Company to design, test, and bring to market innovative solutions to meet the specific needs of its customers. For example, Titan has developed the LSW technology, featuring a larger rim diameter and a smaller sidewall than standard tires, which helps reduce power hop, road lope, soil compaction, and provides improved safety and performance. Research and development (R&D) expenses are expensed as incurred.  R&D costs were $10.1 million, $9.0 million, and $9.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. The Company also has a trademark license agreement with Goodyear to manufacture and sell certain non-farm tire products in Latin America under the Goodyear name. The trademark license between the Company and The Goodyear Tire & Rubber Company, relating to the manufacture and sale of bias truck tires in Brazil, Mexico, Paraguay and Uruguay, was extended through December 31, 2022, and the country of Bolivia was deleted from that license.

CUSTOMERS
Titan’s 10 largest customers accounted for 40% of net sales for the year ended December 31, 2021, and 35% for the year ended December 31, 2020.  Net sales to Deere & Company in Titan's agricultural, earthmoving/construction, and consumer segments combined represented 12% and 11% of the Company's consolidated revenues for the years ended December 31, 2021 and 2020, respectively. No other customer accounted for 10% or more of Titan's net sales in 2021 and 2020.  Management believes the Company is not dependent on any single customer; however, certain products are dependent on a few customers.  While the loss of any substantial customer could impact Titan’s business, the Company believes that its diverse product mix and customer base should minimize a longer-term impact caused by any such loss.

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

LAWS AND GOVERNMENTAL REGULATIONS
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

AVAILABLE INFORMATION
The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are made available, without charge, through the Company’s website located at www.titan-intl.com under "Investor Relations" as soon as reasonably practicable after they are filed with the Securities and Exchange Commission (SEC).  You can also obtain copies of these materials by accessing the SEC’s website at www.SEC.gov.  The following documents are also posted on the Company’s website:

•Corporate Governance Policy
•Code of Business Conduct
•Audit Committee Charter
•Compensation Committee Charter
•Nominating Committee Charter
•Corporate Governance Committee Charter
•Environmental and Social Commitment
Printed copies of these documents are available, without charge, by writing to:  Titan International, Inc.,
c/o Corporate Secretary, 1525 Kautz Road, Suite 600, West Chicago, Illinois 60185.

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

Supplier and Raw Material Exposure
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

The Company uses various logistical providers and transportation methods including containers to transport its products to the end customers. The overall demand for containers depends largely on the rate of world trade and economic growth. During 2021 and continuing into the first quarter of 2022, the global economy has experienced a surge in demand worldwide for logistical services which has resulted in a global shortage of shipping containers, congested seaports and capacity constraints on vessels, among other challenges. The Company is exposed to significant price fluctuations on global shipping costs as well as uncertainty in terms of shipping delays as a result of the container demand and shortages. While the Company does attempt to pass on certain shipping and delivery related charges to its customer, there is no assurance that the Company will be able to do so into the future which could result in declining margins and have a material adverse effect on Titan's financial condition and results of operations.

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

•The Company has international operations and purchases raw material from foreign suppliers
The Company had total aggregate net sales outside the United States of approximately $944.2 million, $675.9 million, and $776.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. Net sales outside the United States are a significant proportion of total net sales, accounting for 53%, 54% and 54% for the years ended December 31, 2021, 2020, and 2019, respectively. Net sales from these international operations are expected to continue to represent a similar portion of total net sales for the foreseeable future.

International Operations and Sales – International operations and sales are subject to a number of risks and restrictions, that are not generally applicable to Titan’s North American operations including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of foreign markets, restrictive actions by foreign governments (such as restrictions on transfer of funds, export duties, and quotas and foreign customs) and local epidemics or pandemics such as COVID-19.  Other risks include changes in foreign laws regarding trade and investment; difficulties in establishing and maintaining relationships with respect to product distribution and support; nationalization; reforms of United States laws and policies affecting trade, restrictions on foreign investment, and restrictions on loans to foreign entities; and changes in foreign tax and other laws.  There may also be restrictions on the Company's ability to repatriate earnings and investments from international operations. There can be no assurance that one or a combination of these factors will not have a material adverse effect on the Company’s ability to increase or maintain its international sales and results of operations.
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
The Company’s ten largest customers, which are primarily original equipment manufacturers (OEMs), accounted for 40% and 35% of Titan’s net sales for 2021 and 2020, respectively. Net sales to Deere & Company represented 12% and 11% of Titan’s net sales for 2021 and 2020, respectively. No other customer accounted for 10% or more of Titan's net sales in 2021 and 2020. Titan’s business could be adversely affected if one of its larger customers reduces, or otherwise eliminates in full, its purchases from Titan due to work stoppages or slow-downs, financial difficulties, as a result of termination provisions, competitive pricing, or other reasons.  There is also continuing pressure from OEMs to reduce costs, including the cost of products and services purchased from outside suppliers such as Titan, and in that regard OEMs may develop in-house tire and wheel capabilities.  There can be no assurance that Titan will be able to maintain its long-term relationships with its major customers which could have an adverse effect on the Company's results of operations.

•The Company faces substantial competition from domestic and international companies.
The Company competes with several domestic and international competitors, some of which are larger and have greater financial and marketing resources than Titan.  Titan competes on the basis of price, quality, sales support, customer service, design capability, and delivery time.  The Company’s ability to compete with international competitors may be adversely affected by various factors including, currency fluctuations and tariffs imposed by domestic and foreign governments.  In addition, certain OEM customers could elect to manufacture certain products to meet their own requirements or to otherwise compete with Titan. The success of the Company's business depends in large part on its ability to provide comprehensive wheel and tire assemblies to its customers. The development or enhancement by Titan's competitors of similar capabilities could adversely affect its business.

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
Titan is party to collective bargaining agreements covering a portion of the Company's workforce. Titan is exposed to     risks associated with disruptions to the Company’s operations if the Company is unable to reach a mutually agreeable domestic collective bargaining agreement. The current domestic collective bargaining agreement was ratified in January 2022 and will expire on November 16, 2024. If Titan is unable to maintain satisfactory labor relations with its employees covered by collective bargaining agreements, these employees could engage in strikes, or the Company may otherwise experience work slowdowns or be subject to other labor actions. Any such actions, and any other labor disputes with the Company’s employees domestically or internationally, could materially disrupt its operations. Future collective bargaining agreements may impose significant additional costs on Titan, which could adversely affect its financial condition and results of operations.

Liquidity
•The Company’s revolving credit facility and other debt obligations contain covenants that could limit the Company's financial and operational flexibility.
The Company’s revolving credit facility, the indenture relating to the Company’s 7.00% senior secured notes due 2028 and other debt obligations contain covenants and restrictions that may impact the Company’s business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt Restrictions” below for a further discussion of these covenants and restrictions. A breach of one or more of the covenants could result in adverse consequences that could negatively impact the Company's business, results of operations and financial condition. These consequences could limit Titan’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends, or to take advantage of business opportunities, including future acquisitions.  Titan’s ability to comply with the covenants may be affected by events beyond its control, including prevailing economic, financial, and industry conditions.

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

In February 2022, in response to the military conflict between Russia and Ukraine, the United States, other North Atlantic Treaty Organization member states, as well as non-member states, have announced targeted economic sanctions on Russia, certain Russian citizens and enterprises. The continuation of the conflict may trigger a series of additional economic and other sanctions enacted by the United States, other North Atlantic Treaty Organization member states, and other countries. The potential impact of bans, sanction programs, and boycotts on our business is uncertain at the current time due to the fluid nature of the military conflict as it is unfolding. The potential impacts include supply chain and logistics disruptions, financial impacts including disruptions to the execution of banking transactions with certain Russian financial institutions, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, heightened cybersecurity threats and other restrictions.

As the Company maintains operations in Russia, any such economic sanctions may also result in an adverse effect on its Russian operations. The Company currently owns 64.3% of the Russian entity, which represents approximately 7% of consolidated assets of Titan as of December 31, 2021. The Russian operations represents approximately 6% of consolidated global sales for the year ended December 31, 2021. As of the date of issuance of this Annual Report on Form 10-K, the impact of the military conflict between Russia and Ukraine has not had a significant impact on global operations. The Company continues to monitor the potential impacts on the business and the ancillary impacts that the war could have on other global operations.

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

General
•The COVID-19 pandemic has adversely impacted, and may continue to adversely affect, the Company's business, operating results and financial condition.

COVID-19 has spread to all of the countries in which we operate. This has significantly impacted our workforce and our operations, including as a result of government mandates in certain countries to work from home to minimize the spread of the virus. In some of the countries where the Company has operations and where COVID-19 has been widespread (such as the Company’s European and Latin America locations), the Company’s operations were curtailed during portions of 2020, and to a certain extent continue today. Certain geographies (particularly Australia, Europe and Latin America) may continue to remain impacted by the COVID-19 pandemic due to new and emerging variants of COVID-19 resulting in higher employee absenteeism. Further, global supply chains are experiencing significant constraints as a result of the ongoing COVID-19 pandemic, including availability and pricing of raw materials, transportation and labor. The current constraints on the global supply chains are adding further complexity in the improvement to growth expectations in the near term. COVID-19 has had a significant impact on our ability to conduct business and has affected the Company's operational and financial performance. We have experienced and expect to continue to experience unpredictable disruption in the demand for our products in our end-markets.

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

	Approximate square footage
Location	Owned	Use	Segment
Sao Paulo, Brazil	2,917	Manufacturing, distribution	All segments
Volzhsky, Russia	2,153	Manufacturing, distribution	All segments
Union City, Tennessee	2,149	Manufacturing, distribution	All segments
Des Moines, Iowa	1,930	Manufacturing, distribution	All segments
Quincy, Illinois	1,205	Manufacturing, distribution	All segments
Freeport, Illinois	1,202	Manufacturing, distribution	All segments

The Company’s total properties by continent are detailed by the location, size, and focus as provided in the table below (amounts in thousands):

	Approximate square footage
Location	Owned	Leased	Use	Segment
North America	7,549	661	Manufacturing, distribution	All segments
Europe	3,985	38	Manufacturing, distribution	All segments
South America	2,917	149	Manufacturing, distribution	All segments
Australia		1,098	Manufacturing, distribution	All segments
Asia	646	219	Manufacturing, distribution	All segments

The Company considers each of its facilities to be in good condition and adequate for present use.  Management believes that the Company has sufficient capacity to meet current market demand with the active facilities.

ITEM 3 – LEGAL PROCEEDINGS

The Company is subject, from time to time, to certain legal proceedings and claims arising out of the normal course of its business, which cover a wide range of matters, including environmental issues, product liability, contracts, and labor and employment matters. See Note 25 of the Notes to Consolidated Financial Statements for further discussion.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol TWI.  As of February 25, 2022, there were approximately 350 holders of record of Titan common stock.

PERFORMANCE COMPARISON GRAPH
The performance graph below compares cumulative total return on the Company’s common stock over the past five years against the cumulative total return of the Standard & Poor’s 600 Agricultural & Farm Machinery Index, and against the Standard & Poor’s 500 Stock Index.  The graph depicts the value on December 31, 2021, of a $100 investment made on December 31, 2016, in Company common stock and each of the other two indices, with all dividends reinvested.  The stock price performance reflected below is based on historical results and is not necessarily indicative of future stock price performance.

The performance graph is not deemed to be “soliciting material” or to be “filed” with the SEC for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Titan under the Securities Act of 1933 or the Exchange Act.

	Fiscal Year Ended December 31,
	2016	2017	2018	2019	2020	2021
Titan International, Inc.	$100.00	$115.32	$41.90	$32.78	$45.42	$100.12
S&P 500 Index	100.00	119.42	111.97	144.31	166.70	213.45
S&P 600 Agricultural & Farm Machinery Index	100.00	117.72	93.74	89.65	120.07	161.39

ITEM 6 [RESERVED]

Not required.

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

COVID-19 Pandemic
In December 2019, a novel strain of coronavirus ("COVID-19") was reported in Wuhan, China. During March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. The emergence of COVID-19 and its global spread presents significant risks to the Company, some of which the Company is unable to fully evaluate or even foresee. The COVID-19 pandemic adversely affected the Company’s financial results and business operations for the years ended December 31, 2020 and December 31, 2021 and economic and health conditions in the United States and across most of the globe have continued to change since then. In some of the countries where the Company has operations and where COVID-19 has been widespread (such as the Company’s European and Latin America locations), the Company’s operations were curtailed during portions of 2020. The Company’s operations resumed with additional sanitary and other protective health measures, which have increased operating costs. We expect these additional measures to continue into the foreseeable future as we seek to ensure the safety and welfare of Titan’s employees.

While the Company's operations began to return to historical levels beginning in the second half of 2020 and continued throughout 2021, certain geographies (particularly Australia, Europe and Latin America) continue to remain impacted by the COVID-19 pandemic due to new and emerging variants of COVID-19 resulting in higher employee absenteeism. Further, global supply chains are experiencing constraints as a result of the ongoing COVID-19 pandemic, including availability and pricing of raw materials, transportation and labor. The current constraints on the global supply chains have added complexity to growth expectations in the near term.
Due to the above circumstances and as described generally in this Form 10-K, the Company’s results of operations for the year ended December 31, 2021 are not necessarily indicative of the results to be expected in the future. Management cannot predict the full impact of the COVID-19 pandemic on the economic conditions generally, on the Company’s customers and, ultimately, on the Company. The nature, extent and duration of the effects of the COVID-19 pandemic on the Company are highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

BUSINESS
For a description of the Company’s business and segments see Part 1, Item 1 of this Form 10-K.

MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
Agriculture-related commodity prices continued to remain at historically high levels during 2021 and favorable market conditions across the globe are expected to continue the momentum into 2022. Improved farmer income, replacement of an aging large equipment fleet and replenishment of lower equipment inventory levels are all factors which are anticipated to support improved demand for our products. Many of our customers are forecasting growth, providing further optimism of sustained stability in the market over the next few years. Many more variables, including weather, volatility in the price of commodities, grain prices, export markets, foreign currency exchange rates, government policies, subsidies, and the demand for used equipment can greatly affect the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers. The construction market is primarily driven by GDP by country and the need for infrastructure developments. The earthmoving/construction markets experienced declines in 2020 due in large part to global economic uncertainty and the impacts of the COVID-19 pandemic. The market experienced strong signs of growth in 2021 as economies emerged from the pandemic and the momentum is expected to continue into 2022. There are historically low equipment inventory levels throughout the global construction industry and mining capital budgets continued to rise during 2021, and we expect that trend to continue into 2022. Improvements in mineral commodity prices also currently support growth.

CONSUMER MARKET OUTLOOK
The consumer market consists of several distinct product lines within different regions. These products include light truck tires, turf equipment, specialty products, and train brakes. Overall, the markets stabilized during 2021 due to pent up demand from historically lower sales volume during 2020. This pace of growth is anticipated to be slower during 2022 than what is currently being experienced in the Agriculture and Earthmoving/Construction segments. The consumer segment is affected by many variables including consumer spending, interest rates, government policies, and other macroeconomic drivers.

SUMMARY OF RESULTS OF OPERATIONS

The following table sets forth the Company’s statement of operations expressed as a percentage of net sales for the periods indicated.  This table and subsequent discussions should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included elsewhere in this annual report.

	As a Percentage of Net Sales Year ended December 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	86.7	89.7
Asset impairment	—	1.2
Gross profit	13.3	9.1
Selling, general and administrative expenses	7.4	10.4
Research and development	0.6	0.7
Royalty expense	0.6	0.8
Income (loss) from operations	4.7	(2.8)
Interest expense	(1.8)	(2.4)
Loss on senior note repurchase	(0.9)	—
Foreign exchange gain (loss)	0.7	(0.9)
Other income	0.1	1.5
Income (loss) before income taxes	2.8	(4.6)
Income tax provision	0.1	0.6
Net income (loss)	2.7%	(5.2)%
Net income (loss) attributable to noncontrolling interests	—	(0.4)
Net income (loss) attributable to Titan	2.7%	(4.8)%

In addition, the following table sets forth components of the Company’s net sales classified by segment:

(amounts in thousands)	2021	2020	2019
Agricultural	$949,400	$634,652	$652,558
Earthmoving/construction	693,350	510,150	648,753
Consumer	137,465	114,511	147,355
Total	$1,780,215	$1,259,313	$1,448,666

FISCAL YEAR ENDED DECEMBER 31, 2021, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2020

RESULTS OF OPERATIONS

Highlights for the year ended December 31, 2021, compared to 2020 (amounts in thousands):

	2021	2020	% Increase
Net sales	$1,780,215	$1,259,313	41.4%
Cost of sales	1,542,673	1,130,194	36.5%
Asset impairment	—	14,800	n/a
Gross profit	237,542	114,319	107.8%
Selling, general and administrative expenses	131,772	130,942	0.6%
Research and development expenses	10,104	9,013	12.1%
Royalty expense	10,491	9,715	8.0%
Income (loss) from operations	$85,175	$(35,351)	340.9%

Net Sales
Net sales for the year ended December 31, 2021 were $1.78 billion, compared to $1.26 billion for the year ended December 31, 2020, an increase of 41.4%, driven by sales increases in all segments. Overall, net sales volume and price/mix was up 23.4% and 18.0%, respectively, from 2020. Net sales volume and product price/mix improved due to market growth in all segments. Pricing increases have been implemented because of rising raw material costs and other inflationary impacts in the markets, including freight. The contributing factors to the increase in demand in 2021 were increased agriculture commodity prices, lower equipment inventory levels and pent up demand following the economic impacts of the COVID-19 pandemic during 2020. Lower sales volumes during 2020 were primarily caused by continued weakness in the commodity markets and the effect of the COVID-19 pandemic which caused significant uncertainty for customers in most geographies, most notably OEM customers.

Global supply chains are experiencing constraints, including availability and pricing of raw materials, transportation and labor. The current constraints on global supply chains are adding complexity to the market environment and growth expectations in the near term. Titan is experiencing similar supply chain challenges, and has been able to manage the situation effectively to date.

Cost of Sales and Gross Profit
Cost of sales was $1.54 billion for the year ended December 31, 2021, compared to $1.13 billion for 2020. The increase in cost of sales was driven by the impact of increases in sales volume. Gross profit for 2021 was $237.5 million, or 13.3% of net sales, compared to $114.3 million, or 9.1% of net sales, for 2020. The increase in gross profit and margin was driven by the impact of increases in sales volume, as described previously, favorably impacting overhead absorption. In addition, cost reduction initiatives were executed across global production facilities before and throughout the COVID-19 pandemic.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the year ended December 31, 2021, were $131.8 million, or 7.4% of net sales, up only 0.6%, compared to $130.9 million, or 10.4% of net sales, for 2020.  The increase in SG&A was primarily due to investments to improve our supply chain and logistics processes and an increase in variable costs associated with improved operating performance and growth in sales. SG&A expenses for the year ended December 31, 2020 included a $5.0 million legal accrual related to the settlement of the Dico case and an impairment charge of $6.0 million related to certain customer relationships in Australia as a result of attrition of several customers since the business was initially acquired in 2012.

Research and Development Expenses
Research and development (R&D) expenses for the year ended December 31, 2021, were $10.1 million, or 0.6% of net sales, compared to $9.0 million, or 0.7% of net sales, for 2020. R&D spending reflects initiatives to improve product designs and an ongoing focus on quality.

Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. Royalty expenses for the year ended December 31, 2021 were $10.5 million compared to $9.7 million for 2020. The increase in royalty expenses are due to the increase in sales, as described previously, resulting in an increase in the amount of royalty expense incurred.

Income (Loss) from Operations
Income from operations for the year ended December 31, 2021 was $85.2 million, or 4.7% of net sales, compared to loss of $35.4 million, or 2.8% of net sales, for 2020.  The increase in income was primarily due to the higher sales and improvements in gross profit margins.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense for 2021 and 2020 was $32.2 million and $30.6 million, respectively. Interest expense increased due to the refinancing of the senior secured notes during the second quarter of 2021 resulting in an increase in the interest rate from 6.50% to 7.00%.

Loss on Senior Note Repurchase
Loss on senior note repurchase was $16.0 million for 2021. The loss was in connection to the Company completing a call and redemption of all of its outstanding $400.0 million principal amount of Titan's 6.50% senior secured notes due 2023 during the second quarter of 2021.

Foreign Exchange Gain (Loss)
Foreign currency gain was $12.0 million for the year ended December 31, 2021, compared to a loss of $11.0 million for the year ended December 31, 2020. The foreign exchange gain in 2021 is primarily the result of the closeout of certain legal entities as part of the ongoing initiative to rationalize Titan's legal entity structure and ongoing management of the intercompany capital structure as well as a favorable impact of the movement of exchange rates. The foreign currency exchange loss in 2020 is the result of the significant movements in foreign currency exchange rates in many of the geographies in which we conduct business and translation of intercompany loans at certain foreign subsidiaries, which are denominated in local currencies rather than the reporting currency, which is the United States dollar. Since such loans are expected to be settled at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates.

Other Income
Other income was $2.1 million for the year ended December 31, 2021, compared to other income of $18.8 million for 2020, a decrease of $16.7 million. The decrease in other income was primarily attributable to the proceeds of $8.6 million related to a property insurance settlement at Titan Tire Reclamation Corporation, a $4.9 million gain on the sale of our Brownsville, Texas facility (Texas Facility), and $2.3 million of building rental income from the Texas facility, all in 2020. The sale of the Texas facility occurred in November 2020, and no further rental income was realized in 2021.

Provision for Income Taxes
The Company recorded tax expense for income taxes of $1.1 million and $6.9 million for the years ended December 31, 2021 and 2020, respectively. The Company's effective tax rate was 2.3% in 2021 and (11.9)% in 2020.

The Company’s 2021 and 2020 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets created by current year projected losses and a reduction of the liability for unrecognized tax positions. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the years ended December 31, 2021 and 2020. In 2021, the Company released the valuation allowance on its deferred tax assets related to its subsidiary, Titan Luxembourg, resulting in the increase in the effective tax rate as compared to 2020. The Company expects to generate positive taxable income in Titan Luxembourg in future periods as a result of the legal entity and loan rationalization completed during 2021, allowing for the realization of future tax benefits from the carryforward of past net operating losses.

Net Income (Loss)
Net Income for the year ended December 31, 2021, was $49.9 million, compared to net loss of $65.1 million for 2020. Basic earnings per share was $0.80 for the year ended December 31, 2021, compared to a loss of $0.99 for 2020. Diluted earnings per share was $0.79 for the year ended December 31, 2021, compared to a loss of $0.99 for 2020. The Company's higher net income and earnings per share were due to the items previously discussed.

SEGMENT INFORMATION

Segment Summary (Amounts in thousands)

2021	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$949,400	$693,350	$137,465	$—	$1,780,215
Gross profit	135,807	83,705	18,030	—	237,542
Income (loss) from operations	77,666	27,809	9,553	(29,853)	85,175
2020
Net sales	$634,652	$510,150	$114,511	$—	$1,259,313
Gross profit	65,408	37,885	11,026	—	114,319
Income (loss) from operations	9,838	(21,620)	1,085	(24,654)	(35,351)

Agricultural Segment Results
Agricultural segment results were as follows:

(Amounts in thousands)	2021	2020	% Increase
Net sales	$949,400	$634,652	49.6%
Gross profit	135,807	65,408	107.6%
Income from operations	77,666	9,838	689.4%

Net sales in the agricultural market were $949.4 million for the year ended December 31, 2021, compared to $634.7 million for 2020, an increase of 49.6%. Net sales volume and product price/mix was up 28.0% and 23.4%, respectively, from 2020. The sales volume increase was driven by demand in the global agricultural markets, reflective of improved farmer income, the need for replacement of an aging large equipment fleet and the need to replenish equipment inventory levels within the equipment dealer channels. Pricing is primarily reflective of increases in raw material and other inflationary cost increases in the markets, including freight. The overall increase in net sales was partially offset by unfavorable currency translation, primarily in Latin America and Europe of 1.8%.

Gross profit in the agricultural market was $135.8 million, or 14.3% of net sales, for 2021, compared to $65.4 million, or 10.3% of net sales, for 2020.   The increase in gross profit and margin is primarily attributable to the impact of increases in sales volume as described previously and cost reduction initiatives executed across global production facilities before and throughout the COVID-19 pandemic. The Company balanced the increases of related raw materials and other inflationary cost impacts throughout 2021 with corresponding price increases to protect profitability.

Income from operations in the agricultural market was $77.7 million for the year 2021, compared to $9.8 million for 2020. The overall increase in income from operations is attributable to higher gross profit from significant demand improvements, and the overall cost reduction initiatives.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows:

(Amounts in thousands)	2021	2020	% Increase
Net sales	$693,350	$510,150	35.9%
Gross profit	83,705	37,885	120.9%
Income (loss) from operations	27,809	(21,620)	228.6%

The Company's earthmoving/construction market net sales were $693.4 million for the year ended December 31, 2021, compared to $510.2 million for the year ended December 31, 2020, an increase of 35.9%. The increase in earthmoving/construction net sales was driven by increased volume and product price/mix of 21.5% and 11.9%, respectively, which was primarily due to improvements in global economic conditions and recovery in construction markets, including the return to normalized supply and demand levels after the initial effects of the COVID-19 pandemic in 2020. Net sales was also favorably impacted by foreign currency translation in Europe and Australia, which increased net sales by 2.5%.

Gross profit in the earthmoving/construction market was $83.7 million, or 12.1% of net sales, for the year ended December 31, 2021, compared to $37.9 million, or 7.4% of net sales, for the year ended December 31, 2020. The increase in gross profit and margin was primarily driven by the increased sales volume and continued improved production efficiencies stemming from the strong management actions taken to improve profitability for the long-term. Again, the Company balanced the increases related to raw materials and other inflationary cost impacts throughout 2021 with corresponding price increases to protect profitability.

The Company's earthmoving/construction segment income from operations was $27.8 million for the year ended December 31, 2021, as compared to a loss of $21.6 million for 2020. This improvement was due to increases in sales volume and the sustained benefit of cost containment measures taken to manage profitability in response to the prior market declines and the impact of the COVID-19 pandemic.

Consumer Segment Results
Consumer segment results were as follows:

(Amounts in thousands)	2021	2020	% Increase
Net sales	$137,465	$114,511	20.0%
Gross profit	18,030	11,026	63.5%
Income from operations	9,553	1,085	780.5%

Consumer market net sales were $137.5 million for the year ended December 31, 2021, compared to $114.5 million for 2020, an increase of 20.0%.  The increase in consumer net sales was primarily due to increased volume and product price/mix of 7.1% and 14.5%, respectively. The increase in net sales was partially offset by unfavorable foreign currency translation, primarily in Latin America and Russia, which negatively impacted net sales by 1.6%.

Gross profit from the consumer market was $18.0 million for 2021, or 13.1% of net sales, compared to $11.0 million, or 9.6% of net sales, for 2020. The increase was primarily caused by increased product price/mix and the impact of sales volume increase.

Consumer segment income from operations was $9.6 million for 2021, compared to $1.1 million for 2020. The increase was due to increase in gross profit as mentioned previously.

Corporate & Unallocated Expenses
Income from operations on a segment basis does not include corporate expenses of approximately $29.9 million and $24.7 million for the year ended December 31, 2021 and 2020, respectively. Unallocated expenses are primarily comprised of corporate selling, general and administrative expenses. The year-over-year change was due to an increase in certain unallocated SG&A expenses at the corporate level including an increase in costs associated with investments to improve our supply chain and logistics processes, increase in R&D expenses as previously mentioned and other variable operating costs associated with improved operating performance and growth in sales.

FISCAL YEAR ENDED DECEMBER 31, 2020, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2019

The comparison of the 2020 results to 2019 has been omitted from this Form 10-K and can be found in the Company's Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 4, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of December 31, 2021, the Company had $98.1 million of cash, a decrease of $19.3 million from December 31, 2020, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Year ended December 31,
	2021	2020	Change
Net income (loss)	$49,891	$(65,077)	$114,968
Depreciation and amortization	47,991	54,655	(6,664)
Asset impairment	—	20,823	(20,823)
Gain on building and investment sale	(569)	(4,152)	3,583
Gain on property insurance settlement	—	(8,657)	8,657
Loss on senior note repurchase	16,020	—	16,020
Accounts receivable	(74,736)	(15,236)	(59,500)
Inventories	(112,850)	37,747	(150,597)
Prepaid and other current assets	(15,671)	2,312	(17,983)
Accounts payable	121,189	11,942	109,247
Other current liabilities	14,781	24,025	(9,244)
Other liabilities	(11,588)	(13,226)	1,638
Other operating activities	(23,732)	12,073	(35,805)
Net cash provided by operating activities	$10,726	$57,229	$(46,503)

For the year ended December 31, 2021, operating activities provided cash of $10.7 million, driven by the increase in accounts payable of $121.2 million, the net income of $49.9 million, and partially offset by increases in inventories of $112.9 million and increases in accounts receivable of $74.7 million, which was driven by the increase in sales activity during the year. Included in net income of $49.9 million was a non-cash charge for depreciation and amortization of $48.0 million. Cash flows provided by operating activities also includes $16.0 million loss on senior note repurchase.

Cash provided by operating activities decreased by $46.5 million when comparing 2021 to 2020. This decrease was due to managed investments in working capital to support significant business growth, along with the $9.2 million legal settlement paid in February 2021 in a previously settled litigation matter (see Note 25 of the Notes to Consolidated Financial Statements for additional information), and partially offset by the impact of higher profitability in 2021, which resulted in an increase of $115.0 million in net income year over year.

Summary of the components of cash conversion cycle:

	December 31,	December 31,
	2021	2020
Days sales outstanding	48	54
Days inventory outstanding	86	99
Days payable outstanding	(61)	(56)
Cash conversion cycle	73	97

Cash conversion cycle decreased by 24 days during 2021 from 2020 due to strategic improvement in working capital management, including more accurate demand forecasting and strategic sourcing of raw materials. Further, the decrease is also due to continued focus on customer cash collections and favorable management of supplier payment cycles and terms.

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Year ended December 31,
	2021	2020	Change
Capital expenditures	$(38,802)	$(21,680)	$(17,122)
Sale of Wheels India Limited shares	—	32,852	(32,852)
Proceeds from property insurance settlement	—	8,657	(8,657)
Other investing activities	1,203	13,392	(12,189)
Cash (used for) provided by investing activities	$(37,599)	$33,221	$(70,820)
Net cash used for investing activities was $37.6 million in 2021, compared to cash provided by $33.2 million in 2020. The Company invested a total of $38.8 million in capital expenditures in 2021, compared to $21.7 million in 2020. Capital expenditures represent plant equipment replacement and improvements, along with new tools, dies and molds related to new product development. The overall capital outlay for 2021 increased as the Company seeks to enhance the Company's existing facilities and manufacturing capabilities and drive productivity gains following suppression of capital outlay in 2020 as a result of the COVID-19 pandemic and reduction of business activity.

Cash provided by investing activities for 2020 included $8.7 million from the proceeds of a property insurance settlement and $32.9 million from proceeds for the sales of Wheels India Limited shares. Other investing activities during 2020 includes $11.4 million from the sale of our Brownsville, Texas facility.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Year ended December 31,
	2021	2020	Change
Proceeds from borrowings	$497,149	$91,639	$405,510
Repurchase of senior secured notes	(413,000)	—	(413,000)
Payment on debt	(69,182)	(126,393)	57,211
Dividends paid	—	(603)	603
Other financing activities	(1,021)	(3,208)	2,187
Cash provided by (used for) financing activities	$13,946	$(38,565)	$52,511
Net cash provided by financing activities was $13.9 million in 2021 primarily due to the premium of $13 million paid on the repurchasing of the senior security notes. Proceeds from borrowings of $497.1 million were partially offset by the repurchase of the senior secured notes and debt payments of $69.2 million. Borrowing on the domestic revolving credit facility occurred during 2021 to support costs of refinancing the Company's senior secured notes, along with the settlement of the legal matter (See Note 25 of the Notes to Consolidated Financial Statements), resulting in an outstanding balance on the revolving credit facility of $30.0 million at December 31, 2021 as compared to no borrowings as of December 31, 2020.

Debt Restrictions
The Company’s revolving credit facility (credit facility) and indenture relating to the 7.00% senior secured notes due 2028 contain various restrictions which include:
•When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($12.5 million as of December 31, 2021), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);
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

LIQUIDITY OUTLOOK
The Company does not anticipate significant liquidity constraints during the foreseeable future. At December 31, 2021, the Company had $98.1 million of cash and cash equivalents. At December 31, 2021, under the Company's $125 million credit facility, there were $30.0 million of outstanding borrowings, $10.7 million in outstanding letters of credit, and the amount available to borrow totaled $75.4 million. Titan’s availability under this domestic facility may be less than $125 million, from time to time, as a result of any outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. The cash and cash equivalents balance of $98.1 million includes $86.4 million held in foreign countries.

Capital expenditures for 2022 are forecasted to be approximately $45 million to $50 million. These capital expenditures are anticipated to be used primarily to continue to enhance the Company’s existing facilities and manufacturing capabilities and drive productivity gains, along with the purchase of new tools, dies and molds related to new product development.

Cash payments for interest are currently forecasted to be approximately $32 million in 2022, based on the Company's year-end 2021 debt balances and debt maturities. The forecasted interest payments are comprised primarily of the semi-annual interest payments totaling approximately $28 million (paid in April and October) for the 7.00% senior secured notes.

On February 1, 2022, the Company entered into a Stock Purchase Agreement with the Russian Direct Investment Fund (RDIF) equity holders to buy back the restricted Titan common stock for the previously agreed amount of $25 million. The Company funded the buy-back of restricted Titan common stock from the RDIF equity holders through a draw down on the credit facility.
Subject to the terms of the agreements governing Titan's outstanding indebtedness, the Company may finance future acquisitions or joint ventures with cash on hand, cash from operations, additional indebtedness, issuing additional equity securities, and divestitures.

Cash and cash equivalents, totaling $98.1 million at December 31, 2021, along with anticipated internal cash flows from operations and utilization of availability on global credit facilities, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures. Potential divestitures and unencumbered assets are also a means to provide for future liquidity needs.

Titan has continued to take actions to ensure financial flexibility and credit capabilities from our banking partners and other sources throughout our global operations during 2021, to gain flexibility to respond to market dynamics in the future. On October 28, 2021, the Company amended and extended the credit and security agreement with respect to the $100 million revolving credit facility (credit facility) with agent BMO Harris Bank N.A. and other financial institutions party thereto. The credit facility was increased to $125 million with the amount available under the credit facility determined based upon eligible accounts receivable and inventory balances at certain of the Company's domestic subsidiaries. The amended credit facility can be expanded by up to $50 million through an accordion provision within the agreement. The amended credit facility has a five-year term with the new maturity occurring on October 28, 2026.

As previously mentioned, the Company refinanced its $400 million senior secured notes during the second quarter of 2021 resulting in extension of the due date from 2023 to 2028. During 2021, Moody’s Investors Service and S&P Global both upgraded the Company’s credit rating for its senior secured notes due to the Company's improved financial position and favorable demand recovery in its end markets, specifically agricultural equipment. We are managing the business cycle and the current impact of the COVID-19 pandemic; however, we do not anticipate that this impact will cause the Company to violate any financial covenants with respect to its debt agreements.

As a result of the measures undertaken by management, the Company does not anticipate significant liquidity constraints during the foreseeable future.

CONTRACTUAL OBLIGATIONS
The Company’s contractual obligations at December 31, 2021, consisted of the following (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
7.00% senior secured notes due 2028	$400,000	$—	$—	$—	$400,000
Other debt	90,427	32,500	16,615	36,555	4,757
Interest expense (a)	198,243	29,091	56,589	56,305	56,258
Operating and finance leases	27,090	10,034	11,322	3,870	1,864
Purchase obligations	46,554	43,150	3,404	—	—
Other long-term liabilities (b)	70,107	8,472	15,731	14,842	31,062
Total	$832,421	$123,247	$103,661	$111,572	$493,941
(a)Interest expense is estimated based on the Company’s year-end 2021 debt balances, maturities, and interest rates.  The estimates assume the credit facility borrowings are paid off during 2022.  The Company’s actual debt balances and interest rates may fluctuate in the future; therefore, actual interest payments may vary from those payments detailed in the above table.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 1. Description of Business and Significant Accounting Policies to the consolidated financial statements. Preparation of financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of technical accounting rules and guidance, as well as the use of estimates.  The Company’s application of such rules and guidance involves assumptions that require difficult subjective judgments regarding many factors, which, in and of themselves, could materially impact the financial statements and disclosures.  A future change in the estimates, assumptions, or judgments applied in determining the following matters, among others, could have a material impact on future financial statements and disclosures.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the respective tax basis of assets and liabilities.   Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply in the years the temporary differences are expected to be settled or realized. A valuation allowance is recorded for the portion of the deferred tax assets for which it is more likely than not that a tax benefit will not be realized. Management’s judgment is required to determine the provision for income taxes, deferred tax assets and liabilities, and valuation allowances against deferred tax assets. See Note 22 to the consolidated financial statements for additional information on the composition of valuation allowances.
Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates, and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements, and obligations.  The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries.  For more information concerning these obligations, see Note 23 of the Notes to Consolidated Financial Statements for additional information.

The effect of hypothetical changes to selected assumptions on the Company’s frozen pension benefit obligations would be as follows (amounts in thousands):

		December 31, 2021		2022
Assumptions	Percentage Change	Increase (Decrease) PBO (a)	Increase (Decrease) Equity	Increase (Decrease) Expense
Pension
Discount rate	+/-5	$(4,463)/$4,824	$4,416/$4,725	$(291)/$290
Expected return on assets	+/-5			$(462)/$462
(a)Projected benefit obligation (PBO) for pension plans.
Product Warranties
The Company provides limited warranties on workmanship on its products in all market segments. The majority of the Company's products are subject to a limited warranty that ranges between less than one year and ten years, with certain product warranties being prorated after the first year. Actual warranty experience may differ from historical experience. The Company calculates an estimated warranty liability based on past warranty experience and the sales of products subject to that experience. The Company records warranty expense based on warranty payments made and changes to the estimated warranty liability. The Company's warranty liability was $16.6 million at December 31, 2021, and $15.0 million at December 31, 2020. The Company recorded warranty expense of $9.8 million for the year ended December 31, 2021, and $6.9 million for the year ended December 31, 2020. The Company's estimated warranty liability and expense increased primarily as the result of higher net sales of product with historical warranty experience.

MARKET RISK

Foreign Currency Risk
The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of the Company's various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange derivative contracts to mitigate the currency risk. The Company is exposed to fluctuations in the Australian dollar, Brazilian real, British pound, euro, Russian ruble and other global currencies.   The Company’s net investment in foreign entities translated into U.S. dollars was $255.6 million at December 31, 2021, and $283.0 million at December 31, 2020.  The hypothetical potential loss in value of the Company’s net investment in foreign entities resulting from a 10% adverse change in foreign currency exchange rates at December 31, 2021, would have been approximately $25.6 million.

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

Interest Rate Risk
The Company is exposed to interest rate risk on its variable debt. The Company has a $125 million credit facility that has a variable interest rate.  As of December 31, 2021, the amount available under the credit facility was $75.4 million. If the credit facility were fully drawn to available funds, a change in the interest rate of 100 basis points, or 1%, would have changed the Company’s interest expense by approximately $0.8 million.  At December 31, 2021, there were borrowings of $30.0 million under the credit facility.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7 of this report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Part IV, Item 15 of this report, “Exhibits and Financial Statement Schedules.”

ITEM 9– CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in Titan's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Titan management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the "Internal Control-Integrated Framework (2013)." Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.
The effectiveness of Titan's internal control over financial reporting as of December 31, 2021, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report within this Form 10-K.

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
ITEM 9B – OTHER INFORMATION

None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors
Information required by this item regarding the Company’s directors is incorporated herein by reference to the Company’s 2022 Proxy Statement under the captions “Proposal #1 - Election of Directors,” “Committees of the Board of Directors; Meetings” and “Corporate Governance.”

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

Paul G. Reitz, 49, joined the Company in July 2010 as Chief Financial Officer.  Mr. Reitz was appointed President in February 2014. In December 2016, Mr. Reitz was appointed President and Chief Executive Officer.

David A. Martin, 54, joined the Company in June 2018 as Chief Financial Officer. Prior to joining Titan, Mr. Martin served from 1993 to 2018 in various roles at Aegion Corporation, a global technology/service provider maintaining, protecting and strengthening infrastructure, primarily pipelines, that is listed on the NASDAQ Global Select Market. Mr. Martin’s roles included Chief Financial Officer from 2007 to November 2017.

Michael G. Troyanovich, 64, joined the Company in August 2011 as Assistant General Counsel. Mr. Troyanovich was appointed Secretary in December 2012, and General Counsel in June 2013.

Tony C. Eheli, 44, joined the Company in March 2021 as Vice President and Chief Accounting Officer. Prior to joining Titan, Mr. Eheli served from 2011 to 2021 in various roles at Danaher Corporation, including as a Global Director of Financial Planning and Analysis and as a Global Corporate Controller of two separate divisions of Danaher.

Business Conduct Policy
The Company adopted a business conduct policy, which is applicable to directors, officers and employees.  The Company has also adopted corporate governance guidelines.  The business conduct policy and corporate governance guidelines are available under the Investor Relations section of the Company’s website, www.titan-intl.com.  The Company intends to satisfy disclosure requirements regarding amendments to or waivers from its business conduct policy by posting such information on its website.  Printed copies of the business conduct policy and corporate governance guidelines are available, without charge, by writing to:  Titan International, Inc., c/o Corporate Secretary, 1525 Kautz Road, Suite 600, West Chicago, IL 60185.

ITEM 11 – EXECUTIVE COMPENSATION

Information required by this item regarding executive compensation is incorporated herein by reference to the Company’s 2022 Proxy Statement under the caption “Compensation of Executive Officers.”

ITEM 12– SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item regarding security ownership is incorporated herein by reference to the Company’s 2022 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item regarding relationships and related party transactions is incorporated herein by reference to the Company’s 2022 Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance” and also appears in Note 28 of the Notes to Consolidated Financial Statements.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item regarding audit fees and services is incorporated by reference herein to the Company’s 2022 Proxy Statement under the caption “Audit and Other Fees.”

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The accompanying Exhibit Index is incorporated herein by reference.

TITAN INTERNATIONAL, INC.
Exhibit Index
Annual Report on Form 10-K

Exhibit No.	DESCRIPTION
3.1 (a)	Titan International, Inc. Amended and Restated Certificate of Incorporation
3.2 (a)	Bylaws of the Company
4.1*	Description of Securities of the Registrant
4.2 (b)	Indenture, dated as of April 22, 2021, among Titan, the Guarantors named therein, the Trustee and the Collateral Trustee
4.3 (b)
Registration Rights Agreement, dated as of April 22, 2021, among, Titan, the Guarantors named therein, and Goldman Sachs & Co. LLC, as representative of the initial purchasers of the Senior Secured Notes due 2028

10.1 (c)	Equity Incentive Plan
10.2 (d)	Paul G. Reitz Employment Agreement
10.3 (e)	Paul G. Reitz Employment Agreement Amendment
10.4 (f)	Michael G. Troyanovich Employment Agreement
10.5 (g)	David A. Martin Employment Agreement
10.6 (h)	Trademark License Agreement with The Goodyear Tire & Rubber Company **
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

10.13 (o)	Second Amendment to Credit and Security Agreement with agent BMO Harris Bank N. A. dated as of May 17, 2019
10.14 (p)	Sale Purchase Agreement among OEP Tire Russia L.P., Titan Luxembourg S.A.R.L., OEP II Partners, Co-Invest, L.P. and One Equity Partners V, L.P., dated July 30, 2019
10.15 (q)	Third Amendment to Credit and Security Agreement with agent BMO Harris Bank N. A. dated as of February 25, 2021
10.16 (r)	Fifth Amendment to Credit and Security Agreement with agent BMO Harris Bank N. A. dated as of October 28, 2021
21*	Subsidiaries of the Registrant
22*	List of Subsidiary Guarantors
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(q)Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on February 26, 2021 (No 1-12936).
(r)Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on October 28, 2021 (No 1-12936).

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	March 2, 2022	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2022.

Signatures	Capacity

/s/ PAUL G. REITZ	President, Chief Executive Officer and Director
Paul G. Reitz	(Principal Executive Officer)
/s/ DAVID A. MARTIN	SVP and Chief Financial Officer
David A. Martin	(Principal Financial Officer)
/s/ TONY C. EHELI	VP, Chief Accounting Officer
Tony C. Eheli	(Principal Accounting Officer)
/s/ MAURICE M. TAYLOR JR.	Chairman
Maurice M. Taylor Jr.
/s/ RICHARD M. CASHIN JR.	Director
Richard M. Cashin Jr.
/s/ GARY L. COWGER	Director
Gary L. Cowger
/s/ MAX A. GUINN	Director
Max A. Guinn
/s/ DR. MARK RACHESKY	Director
Dr. Mark Rachesky
/s/ ANTHONY L. SOAVE	Director
Anthony L. Soave
/s/ LAURA K. THOMPSON	Director
Laura K. Thompson

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

The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  The consolidated financial statements as of December 31, 2021 have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Titan International, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Titan International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2022 expressed an unqualified opinion.
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
Critical audit matters
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2012.

Chicago, Illinois
March 2, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Titan International, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Titan International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 2, 2022 expressed an unqualified opinion on those financial statements.
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

/s/ Grant Thornton LLP

Chicago, Illinois
March 2, 2022

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,
	2021	2020	2019
Net sales	$1,780,215	$1,259,313	$1,448,666
Cost of sales	1,542,673	1,130,194	1,319,662
Asset impairment	—	14,800	—
Gross profit	237,542	114,319	129,004
Selling, general and administrative expenses	131,772	130,942	137,697
Research and development expenses	10,104	9,013	9,859
Royalty expense	10,491	9,715	9,880
Income (loss) from operations	85,175	(35,351)	(28,432)
Interest expense	(32,221)	(30,554)	(32,004)
Loss on senior note repurchase	(16,020)	—	—
Foreign exchange gain (loss)	12,020	(11,025)	3,999
Other income	2,086	18,799	8,393
Income (loss) before income taxes	51,040	(58,131)	(48,044)
Provision for income taxes	1,149	6,946	3,475
Net income (loss)	49,891	(65,077)	(51,519)
Net income (loss) attributable to noncontrolling interests	305	(4,689)	(3,094)
Net income (loss) attributable to Titan	49,586	(60,388)	(48,425)
Redemption value adjustment	—	—	(1,928)
Net income (loss) applicable to common shareholders	$49,586	$(60,388)	$(50,353)

Earnings (loss) per common share:
Basic	$.80	$(.99)	$(.84)
Diluted	$.79	$(.99)	$(.84)
Average common shares and equivalents outstanding:
Basic	62,100	60,818	60,100
Diluted	62,685	60,818	60,100

Dividends declared per common share:	$—	$.01	$.02

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(All amounts in thousands)

	Year ended December 31,
	2021	2020	2019
Net income (loss)	$49,891	$(65,077)	$(51,519)
Derivative gain (loss)	374	(413)	—
Currency translation adjustment	(42,338)	(4,140)	(8,949)
Pension liability adjustments, net of tax of $39, $43, and $133, respectively	12,308	3,454	6,566
Comprehensive income (loss)	20,235	(66,176)	(53,902)
Net comprehensive loss attributable to redeemable and noncontrolling interests	(125)	(7,185)	(1,533)
Comprehensive income (loss) attributable to Titan	$20,360	$(58,991)	$(52,369)

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$98,108	$117,431
Accounts receivable (net of allowance of $4,550 and $3,782, respectively)	255,180	193,014
Inventories	392,615	293,679
Prepaid and other current assets	67,401	54,475
Total current assets	813,304	658,599
Property, plant and equipment, net	301,109	319,854
Operating lease assets	20,945	24,356
Deferred income taxes	16,831	2,591
Other long-term assets	30,496	26,484
Total assets	$1,182,685	$1,031,884

Liabilities
Current liabilities
Short-term debt	$32,500	$31,119
Accounts payable	278,099	167,210
Other current liabilities	140,214	131,382
Total current liabilities	450,813	329,711
Long-term debt	452,451	433,584
Deferred income taxes	3,978	3,895
Other long-term liabilities	48,271	63,429
Total liabilities	955,513	830,619

Commitments and contingencies: Notes 10, 25, 26 and 27

Redeemable noncontrolling interest	—	25,000

Equity
Titan stockholders' equity
Common stock ($0.0001 par, 120,000,000 shares authorized, 66,492,660 issued at December 2021 and 61,466,593 at December 2020)	—	—
Additional paid-in capital	562,340	532,742
Retained deficit	(85,439)	(135,025)
Treasury stock (at cost, 80,876 shares at December 2021 and 89,612 shares at December 2020)	(1,121)	(1,199)
Accumulated other comprehensive loss	(246,480)	(217,254)
Total Titan stockholders’ equity	229,300	179,264
Noncontrolling interests	(2,128)	(2,999)
Total equity	227,172	176,265
Total liabilities and equity	$1,182,685	$1,031,884

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(All amounts in thousands, except share data)

	Number of common shares	Common stock	Additional paid-in capital	Retained earnings (deficit)	Treasury stock	Stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2019	59,916,973	$—	$519,498	$(29,048)	$(7,831)	$—	$(203,571)	279,048	(8,951)	270,097
Net loss *				(48,425)				(48,425)	(2,275)	(50,700)
CTA, net of tax *							(10,510)	(10,510)	878	(9,632)
Pension liability adjustments, net of tax							6,566	6,566		6,566
Dividends declared				(1,207)				(1,207)		(1,207)
Accounting standards adoption				4,346			(4,933)	(587)		(587)
Redeemable noncontrolling interest activity			9,437					9,437	15,445	24,882
Acquisition of additional interest			6,203				(6,203)	—		—
Redemption value adjustment			(1,928)					(1,928)		(1,928)
Stock-based compensation	100,118		213		1,168			1,381		1,381
VIE consolidation and distributions								—	(2,968)	(2,968)
Record initial NCI								—	2,008	2,008
Issuance of treasury stock under 401(k) plan	266,121		(1,353)		2,429			1,076		1,076
Balance December 31, 2019	60,283,212	$—	$532,070	$(74,334)	$(4,234)	$—	$(218,651)	234,851	4,137	238,988
Net loss *				(60,388)				(60,388)	(4,689)	(65,077)
CTA, net of tax *							(1,644)	(1,644)	(2,496)	(4,140)
Pension liability adjustments, net of tax							3,454	3,454		3,454
Derivative loss							(413)	(413)		(413)
Dividends declared				(303)				(303)		(303)
Stock-based compensation	440,558		1,562		900			2,462		2,462
VIE deconsolidation and distributions								—	(559)	(559)
Noncontrolling interest contributions								—	608	608
Issuance of treasury stock under 401(k) plan	653,211		(890)		2,135			1,245		1,245
Balance December 31, 2020	61,376,981	$—	$532,742	$(135,025)	$(1,199)	$—	$(217,254)	179,264	(2,999)	176,265
Net income *				49,586				49,586	305	49,891
CTA, net of tax *							(41,908)	(41,908)	(430)	(42,338)
Pension liability adjustments, net of tax							12,308	12,308		12,308
Derivative gain							374	374		374
VIE deconsolidation and distributions								—	996	996
Stock-based compensation	827,277		3,363		78			3,441		3,441
Issuance of common stock under 401(k) plan	175,267		1,235					1,235		1,235
RDIF settlement	4,032,259		25,000					25,000		25,000
Balance December 31, 2021	66,411,784	—	562,340	(85,439)	(1,121)	—	(246,480)	229,300	(2,128)	227,172
* Net income (loss) excludes income (loss) attributable to redeemable noncontrolling interest of $(819), $0, and $0 for 2019, 2020, and 2021, respectively. CTA excludes $683, $0, and $0 for 2019, 2020, and 2021, respectively.
See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
Cash flows from operating activities:	2021	2020	2019
Net income (loss)	$49,891	$(65,077)	$(51,519)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,991	54,655	54,376
Asset impairment	—	20,823	—
Loss on senior note repurchase	16,020	—	—
Deferred income tax provision	(14,180)	(3,007)	(2,300)
Gain on building and investment sale	(569)	(4,152)	(4,695)
Gain on property insurance settlement	—	(8,657)	—
Stock-based compensation	3,441	2,462	1,381
Issuance of common stock under 401(k) plan	1,235	1,245	1,076
Foreign currency translation (gain) loss	(8,930)	12,444	(4,657)
(Increase) decrease in assets:
Accounts receivable	(74,736)	(15,236)	56,832
Inventories	(112,850)	37,747	63,654
Prepaid and other current assets	(15,671)	2,312	1,912
Other long-term assets	(5,298)	(1,071)	(1,842)
Increase (decrease) in liabilities:
Accounts payable	121,189	11,942	(53,183)
Other current liabilities	14,781	24,025	(10,155)
Other liabilities	(11,588)	(13,226)	(5,438)
Net cash provided by operating activities	10,726	57,229	45,442
Cash flows from investing activities:
Capital expenditures	(38,802)	(21,680)	(36,414)
Sale of Wheels India Limited shares	—	32,852	19,021
Proceeds from property insurance settlement	—	8,657	—
Payments related to redeemable noncontrolling interest	—	—	(71,722)
Other	1,203	13,392	(3,476)
Net cash (used for) provided by investing activities	(37,599)	33,221	(92,591)
Cash flows from financing activities:
Proceeds from borrowings	497,149	91,639	134,227
Repurchase of senior secured notes	(413,000)	—	—
Payment on debt	(69,182)	(126,393)	(100,901)
Dividends paid	—	(603)	(1,204)
Other financing activities	(1,021)	(3,208)	—
Net cash provided by (used for) financing activities	13,946	(38,565)	32,122
Effect of exchange rate changes on cash	(6,396)	(1,253)	141
Net (decrease) increase in cash and cash equivalents	(19,323)	50,632	(14,886)
Cash and cash equivalents, beginning of year	117,431	66,799	81,685
Cash and cash equivalents, end of year	$98,108	$117,431	$66,799

Supplemental information:
Interest paid	$34,578	$29,233	$32,498
Income taxes paid, net of refunds received	$16,263	$12,355	$10,416

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

COVID-19 pandemic
The COVID-19 pandemic continued to have an impact on the Company in 2021. The Company’s operations continued with additional sanitary and other protective health measures which have increased operating costs. While the Company's operations began to return to historical levels beginning in the second half of 2020 and continuing throughout 2021, certain geographies (particularly Australia, Europe and Latin America) continue to remain impacted by the COVID-19 pandemic due to new and emerging variants of COVID-19 resulting in higher employee absenteeism. Further, global supply chains are experiencing constraints as a result of the ongoing COVID-19 pandemic, including availability and pricing of raw materials, transportation and labor. The current constraints on the global supply chains are adding complexity to growth expectations in the near term. We expect that the Company's operations will continue to be impacted by the pandemic, though the nature and extent of the impact will depend on the duration and severity of the COVID-19 pandemic, the length of time it takes for more normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date and other uncertainties.

Cash and cash equivalents
The Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents. The cash in the Company's U.S. banks is not fully insured by the Federal Deposit Insurance Corporation. The Company had $86.4 million and $100.4 million of cash in foreign bank accounts at December 31, 2021 and 2020, respectively. The Company's cash in its foreign bank accounts is not fully insured.

Accounts receivable and allowance for doubtful accounts
The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. An allowance for uncollectible receivables is recorded based upon the best estimate of credit losses in accounts receivable. In order to monitor credit risks associated with our customer base, credit worthiness of our existing customer base is reviewed on a periodic basis. At the end of each reporting period, the allowance for doubtful accounts is reviewed relative to management's collectibility assessment and adjusted if deemed necessary. The factors considered in this review include known bad debt risks and past loss history. Actual collection experience may differ from the current estimate of net receivables.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years
Building and improvements	25 - 40
Machinery and equipment	7 - 20
Tools, dies, and molds	2 - 9

Maintenance and repairs are expensed as incurred.  When property, plant, and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are eliminated, and any gain or loss on disposition is included in the accompanying Consolidated Statements of Operations.

Interest is capitalized on fixed asset projects which are constructed over a period of time.  The amount of interest capitalized is determined by applying a weighted average interest rate to the average amount of accumulated expenditures for the asset during the period.  The interest rate used is based on the rates applicable to borrowings outstanding during the period. No interest was capitalized in 2021, 2020 or 2019.
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

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  Our 7.00% senior secured notes due 2028 (the senior secured notes due 2028) were carried at cost of $394.5 million at December 31, 2021. The fair value of the senior secured notes due 2028 at December 31, 2021, as obtained through an independent pricing source, was approximately $424.9 million.
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
Foreign currency translation
The financial statements of the Company’s foreign subsidiaries are translated to United States dollars.  Assets and liabilities are translated to United States dollars at period-end exchange rates.  Income and expense items are translated at average rates of exchange prevailing during the period.  Translation adjustments are included in “Accumulated other comprehensive loss” in stockholders’ equity.  Gains and losses that result from foreign currency transactions are included in the accompanying Consolidated Statements of Operations.

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

Research and development expense
Research and development (R&D) expenses are expensed as incurred.  R&D costs were $10.1 million, $9.0 million, and $9.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Advertising
Advertising expenses are included in SG&A expense and are expensed as incurred.  Advertising costs were approximately $2.7 million, $2.3 million and $3.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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
Stock-based compensation
Compensation expense for stock-based compensation is recognized over the requisite service period at the estimated fair value of the award at the grant date. The Company granted 438,195, 1,026,946 and 355,201 restricted stock awards in 2021, 2020 and 2019, respectively. See Note 24 for additional information.

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

Reclassifications
Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net income, stockholders’ equity or cash flows as previously reported.

Adoption of new accounting standards
In December 2019, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes, as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The Company adopted this guidance on January 1, 2021 and it did not have a material impact on our consolidated financial statements.

2. ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2021 and 2020, consisted of the following (amounts in thousands):

	2021	2020
Accounts receivable	$259,730	$196,796
Allowance for doubtful accounts	(4,550)	(3,782)
Accounts receivable, net	$255,180	$193,014

Accounts receivable are reduced by an estimated allowance for doubtful accounts which is based on known risks and historical losses.

3. INVENTORIES

Inventories at December 31, 2021 and 2020, consisted of the following (amounts in thousands):

	2021	2020
Raw material	$135,241	$78,733
Work-in-process	44,694	36,485
Finished goods	212,680	178,461
	$392,615	$293,679

Inventories are reduced by estimated provisions for slow-moving and obsolete inventory.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2021 and 2020, consisted of the following (amounts in thousands):

	2021	2020
Value added tax and duty receivable	$23,245	$11,124
Factory supplies	22,240	24,006
Prepaid expense	13,188	13,341
Prepaid taxes	2,856	2,403
Deposits	1,296	651
Contract receivable	1,227	528
Other	3,349	2,422
	$67,401	$54,475

5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31, 2021 and 2020, consisted of the following (amounts in thousands):

	2021	2020
Land and improvements	$41,010	$43,943
Buildings and improvements	236,367	245,619
Machinery and equipment	578,816	583,847
Tools, dies, and molds	111,169	111,189
Construction-in-process	20,288	11,282
	987,650	995,880
Less accumulated depreciation	(686,541)	(676,026)
	$301,109	$319,854

Depreciation, including depreciation on capital leases, related to property, plant, and equipment for the years 2021, 2020 and 2019 totaled $46.4 million, $51.3 million, and $50.9 million, respectively.

The Company recorded a $13.8 million asset impairment charge during the year ended December 31, 2020 related to certain machinery and equipment located at Titan Tire Reclamation Corporation (TTRC) in Canada as a result of market declines, which indicated the remaining book value of the equipment is more than the fair market value.

6. OTHER LONG-TERM ASSETS

Other long-term assets at December 31, 2021 and 2020, consisted of the following (amounts in thousands):

	2021	2020
Net pension asset	$11,095	$1,740
Prepaid software	6,704	10,792
Other equity investments	6,522	5,601
Manufacturing spares	1,637	1,964
Amortizable intangibles	1,498	1,975
Deferred financing costs	333	141
Other	2,707	4,271
	$30,496	$26,484

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INTANGIBLE ASSETS

The components of intangible assets for each of the years ended December 31, 2021 and 2020, were as follows (amounts in thousands):

	Weighted- Average Useful Lives (in Years)	2021	2020
Amortizable intangible assets:
Patents, trademarks, and other	11.41	$10,084	$10,181
Total at cost		10,084	10,181
Less accumulated amortization		(8,586)	(8,206)
		$1,498	$1,975

During the fourth quarter of 2020, the Company recorded an impairment charge of $6.0 million related to the customer relationships intangible asset in Australia as a result of attrition of several customers since the business was initially acquired in 2012.

Amortization related to intangible assets for the years 2021, 2020, and 2019 totaled $0.6 million, $2.3 million, and $2.2 million, respectively.

The estimated aggregate amortization expense at December 31, 2021, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

2022	$145
2023	145
2024	132
2025	123
2026	123
Thereafter	830
$1,498

8. OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2021 and 2020, consisted of the following (amounts in thousands):

	2021	2020
Compensation and benefits	$46,583	$44,103
Warranty	16,628	15,040
Accrued insurance benefits	14,269	11,964
Customer rebates and deposits	9,311	8,244
Accrued other taxes	9,274	10,071
Operating lease liability	6,180	7,533
Accrued interest	4,958	2,338
Foreign government grant (1)	4,383	4,799
Settlement of legal matter (see footnote 25)	1,620	9,327
Other	27,008	17,963
	$140,214	$131,382
(1) The amount relates to foreign government grant programs for certain capital development projects in Italy and Spain. The grants were recorded as deferred income which will be amortized over the life of the capital development projects.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. WARRANTY

Changes in the warranty liability for the periods set forth below consisted of the following (amounts in thousands):

	2021	2020
Warranty liability, January 1	$15,040	$14,334
Provision for warranty liabilities	9,848	6,853
Warranty payments made	(8,260)	(6,147)
Warranty liability, December 31	$16,628	$15,040

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

10. DEBT

Long-term debt consisted of the following as of the dates set forth below (amounts in thousands):

	December 31, 2021
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(5,476)	$394,524
Titan Europe credit facilities	44,993	—	44,993
Revolving credit facility	30,000	—	30,000
Other debt	15,434	—	15,434
Total debt	490,427	(5,476)	484,951
Less amounts due within one year	32,500	—	32,500
Total long-term debt	$457,927	$(5,476)	$452,451

	December 31, 2020
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
6.50% senior secured notes due 2023	$400,000	$(3,124)	$396,876
Titan Europe credit facilities	49,583	—	49,583
Revolving credit facility	—	—	—
Other debt	18,244	—	18,244
Total debt	467,827	(3,124)	464,703
Less amounts due within one year	31,119	—	31,119
Total long-term debt	$436,708	$(3,124)	$433,584
The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term debt, at December 31, 2021 and December 31, 2020, were approximately 6.7% and 6.5%, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Aggregate maturities of total debt at December 31, 2021, for each of the years (or other periods) set forth below were as follows (amounts in thousands):

2022	$32,500
2023	8,906
2024	7,709
2025	4,012
2026	32,543
Thereafter	404,757
$490,427

7.00% senior secured notes due 2028
On April 22, 2021, the Company issued $400.0 million aggregate principal amount of 7.00% senior secured notes due April 2028 (the senior secured notes due 2028), guaranteed by certain of the Company's subsidiaries. Including the impact of debt issuance costs, these notes had an effective yield of 7.27% at issuance. These notes are secured by the land and buildings of the following subsidiaries of the Company: Titan Wheel Corporation of Illinois, Titan Tire Corporation, Titan Tire Corporation of Freeport, and Titan Tire Corporation of Bryan.

6.50% senior secured noted due 2023
In connection with the issuance of the senior secured notes due 2028, the Company satisfied and discharged the indenture related to the 6.50% senior secured notes due 2023 (senior secured notes due 2023) by completing a call and redemption of all of its outstanding $400.0 million principal amount of the senior secured notes due 2023. In connection with this call and redemption, the Company recorded $16.0 million of expenses included within the loss on senior note repurchase line item within the Consolidated Statements of Operations.
Titan Europe credit facilities
The Titan Europe credit facilities included borrowings from various institutions totaling $45.0 million in aggregate principal amount at December 31, 2021. Maturity dates on this primarily unsecured debt range from less than one year to five years.

Revolving credit facility
The Company has a $125 million revolving credit facility (credit facility) with agent BMO Harris Bank N.A. and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and is scheduled to mature on October 28, 2026. The credit facility can be expanded by up to $50 million through an accordion provision within the agreement. From time to time Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At December 31, 2021, there were borrowings of $30.0 million under the credit facility, $10.7 million in outstanding letters of credit and the amount available to borrow under the facility totaled $75.4 million based on eligible accounts receivable and inventory balances.

Other Debt
The Company has working capital loans at Titan Pneus do Brasil Ltda and Voltyre-Prom at various interest rates, which totaled $11.5 million and $3.8 million, respectively at December 31, 2021. The maturity dates on this debt are less than one year. The Company expects to negotiate an extension of the maturity dates on these loans with the respective financial institutions.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2021 and 2020, consisted of the following (amounts in thousands):

	2021	2020
Accrued pension liabilities	$19,124	$25,407
Operating lease liability	11,352	17,137
Foreign government grant (1)	9,015	10,279
Contingencies	1,199	2,694
Income tax liabilities	111	804
Other	7,470	7,108
	$48,271	$63,429

(1) The amount relates to foreign government grant programs related to certain capital development projects in Italy and Spain. The grants were recorded as deferred income which will be amortized over the life of the capital development projects.

12. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. These derivative financial instruments are recognized at fair value.

For the year ended December 31, 2021 and 2020, the Company recorded derivative gain of $0.4 million and derivative loss of $0.4 million, respectively, related to certain derivative contracts entered into during the year. The Company has designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is included within the Consolidated Statements of Comprehensive Income.

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

On November 14, 2018, the Company received notification of exercise of the put option from RDIF. On February 11, 2019, the Company entered into a definitive agreement (the "Agreement") with an affiliate of RDIF relating to the put option that was exercised by RDIF. The transactions contemplated by the Agreement closed on February 22, 2019. Under the terms of the Agreement, in satisfaction of the settlement put option that was exercised by RDIF, Titan paid to RDIF $25 million in cash at the closing of the transaction, and agreed, subject to the completion of regulatory approval, to issue to RDIF in a private placement 4,032,259 restricted shares of Titan common stock. Due to pending regulatory approval, the issuance of the restricted shares of Titan common stock pursuant to the Agreement was not completed as of December 31, 2019. Immediately following the closing, RDIF continued to own the same interest in Voltyre-Prom, subject to the terms of the Agreement and the Shareholders’ Agreement. Titan retained the right to buy back the Titan shares from RDIF for $25 million until February 12, 2022, the three-year anniversary of the signing of the Agreement.

On January 8, 2019, the Company received notification of exercise of the put option from OEP. During the second quarter of 2019, the Company made a payment to OEP in the amount of $16.0 million representing the majority of the interest on the amount due to OEP with respect to the put option. On July 30, 2019, Titan Luxembourg S.à r.l. (the “Titan Purchaser”), a subsidiary of the Company, entered into a sale purchase agreement (the “OEP Agreement”) with subsidiaries of OEP, relating to the settlement put option under the Shareholders’ Agreement that was exercised by OEP. Pursuant to the terms of the OEP Agreement, on July 31, 2019, the Titan Purchaser paid to OEP $30.7 million in cash, which, together with the Company’s prior payment to OEP of $16.0 million during the second quarter of 2019, were made in full satisfaction of the settlement put option

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
exercised by OEP under the Shareholders’ Agreement. Immediately following the closing, OEP ceased to have any ownership interests in, and the Titan Purchaser and RDIF owned 64.3% and 35.7%, respectively, of, Voltyre-Prom.

As of December 31, 2020, the value of the redeemable noncontrolling interest held by RDIF remained at $25 million, the value of the shares of restricted stock to be issued pursuant to the terms of the Agreement. This obligation represents the value of the restricted shares of Titan common stock due to RDIF on December 31, 2020, and is presented in the Consolidated Balance Sheet in redeemable noncontrolling interest, which is treated as mezzanine equity.

In November 2021, Titan received regulatory approval for the issuance of restricted stock to RDIF. On December 17, 2021, the Company issued 4,032,259 shares of Titan Restricted Stock to the RDIF equity holders subject to the Company's right to repurchase the shares for $25 million until February 12, 2022.

On February 1, 2022, the Company entered into a Stock Purchase Agreement with the RDIF equity holders to buy back the Titan Restricted Stock for the previously agreed amount of $25 million. The transaction was completed on February 1, 2022.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following at the dates set forth below (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2020	$(192,507)	$—	$(26,144)	$(218,651)
Currency translation adjustments	(1,644)		—	(1,644)
Defined benefit pension plan adjustments, net of tax of $43	—		3,454	3,454
Derivative loss	—	(413)	—	(413)
Balance at December 31, 2020	(194,151)	(413)	(22,690)	(217,254)
Currency translation adjustments	(41,908)		—	(41,908)
Defined benefit pension plan adjustments, net of tax of $39	—		12,308	12,308
Derivative gain	—	374	—	374
Balance at December 31, 2021	$(236,059)	$(39)	$(10,382)	$(246,480)

15. STOCKHOLDERS’ EQUITY

The Company did not repurchase any shares of Titan common stock in 2021, 2020, or 2019.  The Company records treasury stock using the cost method. On June 11, 2020, the Board of Directors unanimously approved the suspension of the Company’s quarterly common stock dividend until further notice. Titan paid aggregate cash dividends of $.005 per share of common stock for the first quarter of 2020 and then the Company's quarterly stock dividend was suspended for the remainder of 2020, continuing through the entirety of 2021. Titan paid $.02 per share in 2019.  Dividends declared totaled $0.0 million, $0.3 million and $1.2 million for years ended December 31, 2021, 2020 and 2019, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. VARIABLE INTEREST ENTITIES

The Company holds a variable interest in two joint ventures for which Titan is the primary beneficiary. One of these joint ventures operate distribution facilities that primarily distribute mining products. Titan is the 50% owner of the distribution facility located in Canada. Titan is also a 50% owner of a manufacturer of undercarriage components and complete track systems for earthmoving machines in India. The Company’s variable interests in these joint ventures relate to sales of Titan products to these entities, consigned inventory, and working capital loans. As the primary beneficiary of these variable interest entities (VIEs), the VIEs’ assets, liabilities, and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in “Net income (loss) attributable to noncontrolling interests” in the Consolidated Statements of Operations and “Noncontrolling interests” in the Consolidated Balance Sheets.

The Company also held a variable interest in three other entities for which Titan was the primary beneficiary. Two of these entities provided specific manufacturing related services at the Company's Tennessee facility. Titan's variable interest in these entities related to financial support to the entities through providing many of the assets used by these entities in their business. The Company owned no equity in these entities. In March 2020, the Company delivered a notice of termination of the supply agreement with these entities and the Company no longer holds a variable interest in them. Titan was also a 40% owner in a Australian distribution facility, which primarily distributed mining products. Effective during the second quarter of 2021, the Company is no longer an owner of the facility located in Australia.

The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Consolidated Balance Sheets at December 31, 2021 and 2020 (amounts in thousands):

	2021	2020
Cash and cash equivalents	$714	$1,585
Inventory	2,459	1,751
Other current assets	5,135	4,276
Property, plant, and equipment, net	3,414	2,656
Other non-current assets	626	1,671
Total assets	$12,348	$11,939

Current liabilities	1,687	1,152
Other long-term liabilities	669	2,591
Total liabilities	$2,356	$3,743

All assets in the above table can only be used to settle obligations of the consolidated VIE to which the respective assets relate. Liabilities are non-recourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

The Company holds variable interests in certain VIEs that are not consolidated because Titan is not the primary beneficiary. The Company's involvement with these entities is in the form of direct equity interests and prepayments related to purchases of materials. The maximum exposure to loss represents the loss of assets recognized by Titan relating to non-consolidated entities and amounts due to the non-consolidated assets. The assets and liabilities recognized in Titan's Consolidated Balance Sheets related to Titan's interest in these non-consolidated VIEs and the Company's maximum exposure to loss relating to non-consolidated VIEs were as follows at December 31, 2021 and 2020 (amounts in thousands):

	2021	2020
Investments	$6,402	$5,623
Total VIE assets	6,402	5,623
Accounts payable	4,296	3,377
Maximum exposure to loss	$10,698	$9,000

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

The fair value measurements and impairment charges shown above for property, plant and equipment pertain to certain machinery and equipment located at Titan Tire Reclamation Corporation (TTRC) in Canada as a result of market declines. See Note 18 for additional information for the impairment of the property, plant and equipment for TTRC and impairment of the customer relationships intangible asset.

18. ASSET IMPAIRMENT

The Company recorded no asset impairment charges during the year ended December 31, 2021.

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

The Company recorded no restructuring charge during the year ended December 31, 2021. The Company incurred $1.7 million during the year ended December 31, 2020 for severance costs related to the rationalization of certain Corporate and European positions. The Company paid the severance amounts during the third and fourth quarters of 2020. The severance costs are primarily recorded in cost of sales line item in the Consolidated Statement of Operations.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As part of the closure of the Saltville, Virginia wheel operations, the Company recorded an inventory impairment charge of $1.0 million for the year ended December 31, 2020. The Company expects the closure of Saltville, Virginia wheel operations to be completed during 2022. The inventory impairment charge was included in cost of sales in the Consolidated Statement of Operations.

20. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name.  These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. Royalty expenses recorded for the years ended December 31, 2021, 2020, and 2019, were $10.5 million, $9.7 million, and $9.9 million, respectively.

21. OTHER INCOME

Other income consisted of the following for the years set forth below (amounts in thousands):

	2021	2020	2019
Gain on legal settlement (1)	$1,750	$—	$—
Equity investment income	806	720	2,394
Gain on sale of assets	257	440	871
Gain on property insurance settlement (2)	—	8,600	—
Gain on sale of Brownsville, Texas facility	—	4,855	—
(Loss) gain on sale of Wheels India Limited shares	—	(703)	4,695
Other (expense) income(3)	(727)	4,887	433
	$2,086	$18,799	$8,393

(1) The gain on legal settlement relates to proceeds received from a steel supplier for the year ended December 31, 2021.

(2) The gain on property insurance settlement relates to the receipt of insurance proceeds for the year ended December 31, 2020 for a 2017 fire that occurred at a facility of TTRC, a subsidiary of the Company, located in Fort McMurray in Alberta, Canada.

(3) Other (expense) income includes rental income for our Brownsville, Texas facility of $2.3 million and $1.7 million for the for the year ended December 31, 2020 and 2019, respectively.

22. INCOME TAXES

Income (loss) before income taxes, consisted of the following for the years set forth below (amounts in thousands):

	2021	2020	2019
Domestic	$(5,862)	$(36,761)	$(52,234)
Foreign	56,902	(21,370)	4,190
	$51,040	$(58,131)	$(48,044)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The income tax provision was as follows for the years set forth below (amounts in thousands):

	2021	2020	2019
Current
Federal	$(933)	$(4,050)	$(4,599)
State	(160)	326	622
Foreign	16,422	13,677	9,752
	15,329	9,953	5,775
Deferred
Federal	—	—	—
State	—	—	—
Foreign	(14,180)	(3,007)	(2,300)
	(14,180)	(3,007)	(2,300)
Income tax provision	$1,149	$6,946	$3,475

The income tax provision differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) as a result of the following:

	2021	2020	2019
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
Unrecognized tax positions	(1.1)	5.9	6.1
Impact of foreign income	13.0	(7.2)	(0.8)
Valuation allowance	(31.6)	(38.4)	(29.0)
State taxes, net	1.4	(0.5)	(0.9)
Nondeductible royalty	1.9	(1.2)	(1.5)
Sale of investment	—	8.7	—
Equity based compensation	(1.0)	(0.2)	—
Nondeductible interest	1.5	(1.0)	(1.4)
Other, net	(2.8)	1.0	(0.7)
Effective tax rate	2.3%	(11.9)%	(7.2)%

The effective tax rate for the year ended December 31, 2021, was 2.3% compared to (11.9)% for the year ended December 31, 2020. For 2021 the Company recorded pre-tax income and had a positive effective tax rate and for 2020 the Company recorded a pre-tax loss and had a negative effective tax rate. These both represent tax expense in the consolidated financial statements.
In jurisdictions where the Company operates its businesses, management analyzes the ability to utilize its deferred tax assets arising from losses in its cyclical business.  The Company continues to record a valuation allowance in several jurisdictions, including the U.S., various U.S. states, Italy, and Australia as it remains more likely than not that the deferred tax assets would not be utilized. In 2021, the Company released the $16.1 million valuation allowance on its deferred tax assets related to Luxembourg. The Company expects to generate positive taxable income in Luxembourg in future periods as a result of the legal entity and loan rationalization completed during 2021. In 2020, the Company recorded a valuation allowance of $22.3 million primarily related to net operating losses generated from operations in the affected jurisdictions.

The Company is involved in various tax matters, for some of which the outcome is uncertain. The Company believes that it has adequate tax reserves to address open tax matters acknowledging that the outcome and timing of these events are uncertain.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2021 and 2020, were as follows (amounts in thousands):

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$138,472	$151,597
Pension	447	3,904
Inventory	7,602	6,758
Warranty	4,391	5,648
Employee benefits and related costs	8,585	9,819
Prepaid royalties	2,922	3,755
Interest limitation	21,868	16,067
Lease liability	6,482	7,734
Other	17,672	19,633
Deferred tax assets	208,441	224,915
Deferred tax liabilities:
Fixed assets	(11,455)	(15,603)
Intangible assets	(710)	(1,012)
Lease assets	(6,441)	(7,759)
Other	(3,810)	(2,669)
Deferred tax liabilities	(22,416)	(27,043)
Subtotal	186,025	197,872
Valuation allowance	(173,172)	(199,176)
Net deferred tax asset (liability)	$12,853	$(1,304)
As of December 31, 2021 and 2020, certain net tax loss carryforwards of $138.5 million and $151.6 million were available with $3.2 million expiring between 2021 and 2026 and $135.3 million expiring after 2026. At December 31, 2021, a valuation allowance of $173.2 million has been established. The net change in the valuation allowance was $(26.0) million and $34.5 million for 2021 and 2020, respectively. The majority of the valuation allowance is related to deferred tax assets in the U.S., Italy, and Australia.

The Company has $178.6 million of gross Federal net operating loss carryforward, a portion of which expires starting in 2035. Additionally, the Company has $321 million of state net operating losses and $334.4 million of foreign loss carryforwards.

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

On March 27, 2020, the U.S. government passed the CARES Act (the "CARES Act"), which provides tax relief to assist companies dealing with the effects of COVID-19. The impact of the CARES Act was not material to the Company’s financial position or results of operations, except for the deferral of Social Security payroll taxes, which benefited the Company's operating cash flows through the end of calendar year 2020.

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

The Company or one of its subsidiaries files income tax returns in the U.S., Federal and State, and various foreign jurisdictions. The Company’s major locations are in the U.S., Italy, Australia, Russia, and Brazil. Open tax years for the U.S. are from

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2018-2021, for Italy open tax years are from 2016-2021, and for Russia open tax years are from 2018-2021. Australia has open tax years from 2017-2021 and Brazil has open tax years from 2015-2021.

The Company has applied the provisions of ASC 740, “Income Taxes” related to unrecognized tax benefits. At December 31, 2021, 2020, and 2019, the unrecognized tax benefits were $0.1 million, $0.8 million, and $4.5 million, respectively. As of December 31, 2021, $0.1 million of unrecognized tax benefits would have affected income tax expense if the tax benefits were recognized. The majority of the accrual in unrecognized tax benefits relates to potential state tax exposures. Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is possible that the Company’s gross unrecognized tax benefits balance will decrease by approximately $0.1 million within the next twelve months.

A reconciliation of the total amounts of unrecognized tax benefits at December 31 were as follows (amounts in thousands):

	2021	2020	2019
Balance at January 1	$1,012	$4,097	$7,406
Increases to tax positions taken during the prior years	—	13	973
Decreases to tax positions taken during prior years	—	—	(350)
Decreases due to lapse of statutes of limitations	(473)	(3,099)	(3,429)
Settlements	—	—	(506)
Foreign exchange	1	1	3
Balance at December 31	$540	$1,012	$4,097

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties related to unrecognized tax benefits recorded in income tax expense was $(0.2) million, $(1.1) million, and $(1.0) million at December 31, 2021, 2020 and 2019. The reconciliation of unrecognized tax benefits above does not include accrued interest and penalties of $0.0 million, $0.3 million, and $1.4 million, at December 31, 2021, 2020, and 2019, respectively.

Brazilian Tax Credits
In June 2021, the Company’s Brazilian subsidiaries received a notice that it had prevailed on an existing legal claim in regards to certain non-income (indirect) taxes that had been previously charged and paid. The matter specifically relates to companies’ rights to exclude the state tax on goods circulation (a value-added-tax or VAT equivalent, known in Brazil as “ICMS”) from the calculation of certain additional indirect taxes (specifically the program of social integration (“PIS”) and contribution for financing of social security (“COFINS”) levied by the Brazilian States on the sale of goods. The Company is in the process of submitting the related supporting documentation to the Brazilian tax authorities during the first half of 2022. After review by the Brazilian tax authorities, the Company could receive approximately $29 million of non-income tax credits to be applied as credits against future PIS/COFINS tax obligations. The Company plans to recognize the full benefit of the non-income tax credits, contingent upon successful approval and verification from the Brazilian tax authorities.

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
The Company’s recorded liability for pensions is based on a number of assumptions, including discount rates, rates of return on investments, mortality rates, and other factors.  Certain of these assumptions are determined by the Company with the assistance of outside actuaries.  Assumptions are based on past experience and anticipated future trends.  These assumptions are reviewed on a regular basis and revised when appropriate. In 2020, the Company changed the assumptions related to the mortality projection scale to better reflect anticipated plan experience and adjusted the discount rate to reflect market conditions as of the measurement date. In 2021, the Company changed the assumption related to the expected long-term return on plan assets to reflect market conditions as of the measurement date.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the change in benefit obligation, change in plan assets, funded status, and amounts recognized in the Consolidated Balance Sheet of the defined benefit pension plans as of December 31, 2021 and 2020 (amounts in thousands):

Change in benefit obligation:	2021	2020
Benefit obligation at beginning of year	$114,940	$113,559
Service cost	655	801
Interest cost	2,880	3,496
Actuarial assumption changes	—	5,589
Actuarial loss	(1,985)	1,237
Benefits paid	(8,381)	(8,634)
Foreign currency translation	(1,522)	(1,108)
Benefit obligation at end of year	$106,587	$114,940
Change in plan assets:
Fair value of plan assets at beginning of year	$89,744	$81,375
Actual return on plan assets	13,259	12,749
Employer contributions	1,397	3,433
Benefits paid	(7,355)	(7,740)
Foreign currency translation	(38)	(73)
Fair value of plan assets at end of year	$97,007	$89,744
Unfunded status at end of year	$(9,580)	$(25,196)
Amounts recognized in Consolidated Balance Sheet:
Noncurrent assets	$11,095	$1,740
Current liabilities	(1,551)	(1,529)
Noncurrent liabilities	(19,124)	(25,407)
Net amount recognized in the Consolidated Balance Sheet	$(9,580)	$(25,196)

The change in the benefit obligation was mainly driven by the benefits paid from the plans, negative impact of foreign currency translation due to unfavorable exchange rates and actuarial losses and offset by interest costs positively impacting the benefit obligation. The change in the benefit obligation was favorably impacted by the actuarial assumption changes primarily related to discount rate and mortality projection scale table to better reflect the market conditions and anticipated plan experience.

The pension benefit obligation included $90.0 million of pension benefit obligation for the three frozen plans in the U.S. and $16.6 million of pension benefit obligation for plans at foreign subsidiaries. The fair value of plan assets included $96.1 million of plan assets for the three frozen plans in the U.S. and $0.9 million of plan assets for foreign plans.

Information for pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets were (amounts in thousands):

	2021	2020
Projected and accumulated benefit obligations (1)	$59,895	$68,265
Fair value of plan assets	39,561	41,695

(1) The majority of the Company's pension plans are frozen plans and therefore there is no difference between the projected and accumulated benefit obligations.

Amounts recognized in accumulated other comprehensive loss:
	2021	2020
Unrecognized prior service cost	$668	$779
Unrecognized net loss	(22,231)	(34,650)
Deferred tax effect of unrecognized items	11,181	11,181
Net amount recognized in accumulated other comprehensive loss	$(10,382)	$(22,690)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average assumptions used in the actuarial computation that derived the benefit obligations at December 31 were as follows:	2021	2020
Discount rate	2.7%	2.5%
Expected long-term return on plan assets	6.5%	7.0%

The following table provides the components of net periodic pension cost for the plans, settlement cost, and the assumptions used in the measurement of the Company’s benefit obligation for the years ended December 31, 2021, 2020, and 2019 (amounts in thousands):

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss)
Net periodic benefit cost:	2021	2020	2019
Service cost	$655	$801	$765
Interest cost	2,880	3,496	4,385
Assumed return on assets	(6,024)	(5,463)	(4,737)
Amortization of unrecognized prior service cost	(95)	(69)	49
Amortization of net unrecognized loss	2,805	2,840	3,238
Net periodic pension cost	$221	$1,605	$3,700

Service cost is recorded as cost of sales in the Consolidated Statement of Operations while all other components are recorded in other income.

The weighted-average assumptions used in the actuarial computation that derived net periodic pension cost for the years ended December 31, 2021, 2020, and 2019 were as follows:

	2021	2020	2019
Discount rate	1.4%	3.6%	5.0%
Expected long-term return on plan assets	6.5%	6.9%	6.9%

The allocation of the fair value of plan assets was as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2021	2020	2021
U.S. equities (a)	62%	61%	40% - 80%
Fixed income	23%	20%	20% - 50%
Cash and cash equivalents	6%	10%	0% - 20%
International equities (a)	7%	7%	0% - 16%
REITs	2%	2%
	100%	100%
(a)Total equities may not exceed 80% of total plan assets.

The majority of the Company's foreign plans do not have plan assets. The foreign plans which have plan assets holds these plan assets in an insurance or money market fund.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the plan assets by asset categories consisted of the following as of the dates set forth below (amounts in thousands):

	Fair Value Measurements as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$5,830	$5,830	$—	$—
Common stock	38,231	38,231	—	—
Bonds and securities	8,240	8,240	—	—
Mutual and insurance funds	44,706	44,194	512	—
Totals	$97,007	$96,495	$512	$—

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$8,916	$8,916	$—	$—
Common stock	35,951	35,951	—	—
Bonds and securities	3,638	3,638	—	—
Mutual and insurance funds	41,239	40,410	829	—
Totals	$89,744	$88,915	$829	$—

The Company invests in a diversified portfolio consisting of an array of asset classes in an attempt to maximize returns while minimizing risk.  These asset classes include U.S. equities, fixed income, cash and cash equivalents, international equities and REITs.  The investment objectives are to provide for the growth and preservation of plan assets on a long-term basis through investments in: investment grade securities that provide investment returns that meet or exceed the Standard & Poor’s 500 Index and investment grade fixed income securities that provide investment returns that meet or exceed the Barclays Capital Aggregate Bond Index.  The U.S. equities asset category included the Company’s common stock in the amount of $1.9 million (approximately one percent of total plan assets) at December 31, 2021, and $0.8 million (approximately two percent of total plan assets) at December 31, 2020.

The fair value of money market funds, stock, bonds, U.S. government securities and mutual funds is determined based on valuation for identical instruments in active markets.

The long-term rate of return for plan assets is determined using a weighted-average of long-term historical approximate returns on cash and cash equivalents, fixed income securities, and equity securities considering the anticipated investment allocation within the plans.  The expected return on plan assets is anticipated to be 6.5% over the long-term.  This rate assumes long-term historical returns of approximately 8.5% for equities and approximately 4.0% for fixed income securities using the plans’ target allocation percentages.  Professional investment firms, none of which are Titan employees, manage the plan assets.

Although the 2022 minimum pension funding calculations are not finalized, the Company estimates those funding requirements will be approximately $0.8 million.

Projected benefit payments from the plans as of December 31, 2021, are estimated as follows (amounts in thousands):

2022	8,472
2023	7,908
2024	7,823
2025	7,570
2026	7,272
2027-2031	31,062

401(k)/Defined contribution plans
The Company sponsors two 401(k) retirement savings plans in the U.S. and a number of defined contribution plans at foreign subsidiaries.  One U.S. plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement.  Titan provides a 50% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan.  The Company issued 162,356 shares, 653,211 shares and 266,121 shares of common

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
stock in connection with this 401(k) plan during 2021, 2020, and 2019, respectively.  Expenses to the Company related to this common stock matching contribution were $1.4 million, $1.2 million, and $1.2 million for 2021, 2020, and 2019, respectively. The other U.S. 401(k) plan is for employees covered by collective bargaining agreements and does not include a Company matching contribution. Expenses related to foreign defined contribution plans were $3.8 million, $3.7 million, and $3.9 million for 2021, 2020, and 2019, respectively.

24. STOCK COMPENSATION

The Company recorded stock compensation of $3.4 million, $2.5 million, and $1.4 million in 2021, 2020, and 2019, respectively.

Titan International, Inc. Equity and Incentive Compensation Plan
The Company adopted a new Titan International, Inc. Equity and Incentive Compensation Plan at the 2021 Annual Meeting of Stockholders to provide stock compensation as a means of attracting and retaining qualified independent directors and employees for the Company.  A total of 4.3 million shares are available for future issuance under the equity incentive plan at December 31, 2021.

Stock Options
Under this plan (or its predecessor plan), the Company granted no stock options in 2021, 2020, and 2019. The exercise price of stock options may not be less than the fair market value of the common stock on the date of the grant.  The vesting and term of each option is set by the Board of Directors. All options outstanding at December 31, 2021 are fully vested and expire 10 years from the grant date.

The following is a summary of activity in stock options during the year ended December 31, 2021:

	Shares Subject to Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	660,700	$16.97
Granted	—	—
Exercised	—	—
Forfeited/Expired	(207,500)	22.50
Outstanding, December 31, 2021	453,200	14.44	3.79	$237,900
Exercisable, December 31, 2021	453,200	14.44	3.79	$237,900

No stock options were granted or exercised in 2021, 2020 and 2019.  The Company currently uses treasury shares to satisfy any stock option exercises.  At December 31, 2021 and 2020, the Company had 0.1 million and 0.1 million shares of treasury stock, respectively.

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

Restricted Stock
Under this plan (or its predecessor plan), the Company granted 438,195, 1,026,946, and 355,201 restricted stock awards under this plan in 2021, 2020 and 2019, respectively. The restricted stock awards to employees vest over a period of three years. The restricted stock awards to the members of the Company's Board of Directors vest over a period of one year.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	1,144,377	$2.54
Granted	438,195	9.13
Vested	(840,703)	2.75
Forfeited/Expired	(19,000)	4.49
Unvested at December 31, 2021	722,869	6.25

Pre-tax unrecognized compensation expense for unvested restricted stock was $3.1 million at December 31, 2021, and will be recognized as an expense over a weighted-average period of 1.8 years.

The fair value of restricted stock vested, based on the stock's fair value on the vesting date, was $7.5 million, $1.3 million, and $0.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.

2021 Performance Share Awards
On December 28, 2021, the Company awarded certain named executive officers grants of long-term performance shares based on the achievement of certain adjusted-EBITDA targets for the fiscal years commencing January 1, 2021 and ending December 31, 2024. The Company recorded $0.9 million of stock compensation expense associated with these awards for the year ended December 31, 2021.

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

Following settlement negotiations with the U.S. federal government and the City of Des Moines, an agreement was reached in September 2020 which has been reduced to a Consent Decree that was executed by all parties on February 1, 2021. The Consent Decree prescribes total cash payments by Titan Tire to the federal government in the amount of $11.5 million, with

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$9.0 million due and payable within 30 days of the settlement becoming final, $1.5 million (plus interest at a rate of 2.22% per annum) due and payable within one year of the settlement becoming final and $1.0 million (plus interest at a rate of 2.22% per annum) due and payable within two years of the settlement becoming final. The Company paid $9.2 million and $1.6 million, including accrued interest, to the federal government on February 25, 2021 and February 1, 2022, respectively. The remaining amount of $1.2 million, including accrued interest, are accounted for within the Company's other long-term liabilities line item within the Company's Consolidated Balance Sheets as of December 31, 2021. On May 27, 2021, the Company transferred ownership of the Dico land to the City of Des Moines, in accordance with the agreement.

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
Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	2021
Operating lease ROU assets	Operating lease assets	$20,945

Operating lease current liabilities	Other current liabilities	$6,180
Operating lease long-term liabilities	Other long-term liabilities	11,352
Total operating lease liabilities		$17,532

Finance lease, gross	Property, plant & equipment, net	$5,305
Finance lease accumulated depreciation	Property, plant & equipment, net	(2,801)
Finance lease, net		$2,504

Finance lease current liabilities	Other current liabilities	$2,384
Finance lease long-term liabilities	Other long-term liabilities	3,878
Total finance lease liabilities		$6,262

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2021, maturity of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
2022	$7,055	$2,979
2023	5,354	2,164
2024	3,119	685
2025	1,771	504
2026	1,403	192
Thereafter	1,857	7
Total future minimum lease payments	$20,559	$6,531
Less imputed interest	3,027	269
	$17,532	$6,262
Weighted average remaining lease term (in years)	3.99	2.65

Supplemental cash flow information related to leases for year ended December 31, 2021 were as follows: operating cash flows from operating leases were $10.8 million and operating cash flows from finance leases were $0.2 million.

27. PURCHASE OBLIGATIONS

At December 31, 2021, the Company's expected cash outflow resulting from non-cancellable purchase obligations are summarized by year in the table below (amounts in thousands):

2022	$43,150
2023	1,962
2024	1,442
Total non-cancellable purchase obligations	$46,554

28. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Company, Mr. Maurice Taylor.  The related party is Mr. Fred Taylor, who is Mr. Maurice Taylor’s brother.  Mr. Fred Taylor passed away on December 13, 2021. The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blacksmith OTR, LLC; F.B.T. Enterprises; Green Carbon, Inc; Silverstone, Inc.; and OTR Wheel Engineering, Inc.  During 2021, 2020, and 2019, sales of Titan product to these companies were approximately $2.7 million, $0.7 million, and $1.1 million, respectively.  Titan had trade receivables due from these companies of approximately $0.2 million and $0.0 million at December 31, 2021, and 2020.  On other sales referred to Titan from these manufacturing representative companies, commissions were approximately $2.0 million, $1.3 million, and $1.5 million during 2021, 2020, and 2019, respectively. Titan had purchases from these companies of approximately $1.3 million during 2021, and had no purchases from these companies during 2020 and 2019.

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
The table below presents information about certain operating results of segments as reviewed by the chief operating decision maker of the Company as of and for the years ended December 31, 2021, 2020, and 2019 (amounts in thousands):

	2021	2020	2019
Revenues from external customers
Agricultural	$949,400	$634,652	$652,558
Earthmoving/construction	693,350	510,150	648,753
Consumer	137,465	114,511	147,355
	$1,780,215	$1,259,313	$1,448,666
Gross profit
Agricultural	$135,807	$65,408	$55,971
Earthmoving/construction	83,705	37,885	57,678
Consumer	18,030	11,026	15,355
	$237,542	$114,319	$129,004
Income (loss) from operations
Agricultural	$77,666	$9,838	$10,991
Earthmoving/construction	27,809	(21,620)	(1,892)
Consumer	9,553	1,085	1,849
Corporate & Unallocated	(29,853)	(24,654)	(39,380)
Income (loss) from operations	85,175	(35,351)	(28,432)

Interest expense	(32,221)	(30,554)	(33,137)
Loss on senior note repurchase	(16,020)	—	—
Foreign exchange gain (loss)	12,020	(11,025)	3,999
Other income, net	2,086	18,799	9,526
Income (loss) before income taxes	$51,040	$(58,131)	$(48,044)

Capital expenditures
Agricultural	$20,749	$10,869	$16,500
Earthmoving/construction	15,014	8,859	16,229
Consumer	3,039	1,952	3,685
	$38,802	$21,680	$36,414

Depreciation & amortization
Agricultural	$25,082	$26,534	$23,478
Earthmoving/construction	18,428	21,328	23,235
Consumer	3,621	4,785	5,277
Corporate & Unallocated	860	2,008	2,386
	$47,991	$54,655	$54,376

Total assets
Agricultural	$517,528	$444,843	$423,955
Earthmoving/construction	502,373	478,264	496,988
Consumer	133,906	86,752	123,320
Corporate & Unallocated (a)	28,878	22,025	70,044
	$1,182,685	$1,031,884	$1,114,307
(a)  Unallocated assets included cash of approximately $7 million, $13 million, and $9 million at year-end 2021, 2020, and 2019, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents information by geographic area.  Revenues from external customers were determined based on the location of the selling subsidiary.  Geographic information as of and for the years ended December 31, 2021, 2020, and 2019 was as follows (amounts in thousands):

	2021	2020	2019
Net Sales
United States	$835,985	$583,400	$672,556
Europe / CIS	479,724	343,452	400,059
Latin America	318,879	218,258	254,375
Other international	145,627	114,203	121,676
	$1,780,215	$1,259,313	$1,448,666
Long-Lived Assets
United States	$98,307	$103,748	$121,022
Europe / CIS	146,547	163,265	162,817
Latin America	42,599	38,531	50,358
Other international	13,656	14,310	33,398
	$301,109	$319,854	$367,595

30. EARNINGS PER SHARE

Earnings per share for 2021, 2020, and 2019 were as follows (amounts in thousands, except per share data):

	2021	2020	2019
Net income (loss) attributable to Titan	$49,586	$(60,388)	$(48,425)
Redemption value adjustment	—	—	(1,928)
Net income (loss) applicable to common shareholders	$49,586	$(60,388)	$(50,353)
Determination of Shares:
Weighted average shares outstanding (basic)	62,100	60,818	60,100
Effect of restricted stock and stock options	585	—	—
Weighted average shares outstanding (diluted)	62,685	60,818	60,100
Earnings per share:
Basic	$0.80	$(0.99)	$(0.84)
Diluted	$0.79	$(0.99)	$(0.84)

The effect of restricted stock and stock options has been excluded for 2020 and 2019, as the effect would have been antidilutive. The weighted average share amount excluded for restricted stock and stock options was 0.4 million shares and 0.0 million shares for 2020 and 2019, respectively.

31. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

The Company's 7.00% senior secured notes due 2028 are guaranteed by the following 100% owned subsidiaries of the Company: Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois. The note guarantees are full and unconditional, joint and several obligations of the guarantors. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The following condensed consolidating financial statements are presented using the equity method of accounting. Certain sales & marketing expenses recorded by non-guarantor subsidiaries have not been allocated to the guarantor subsidiaries.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Statements of Operations Year Ended December 31, 2021
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$374,727	$1,780,494	$(375,006)	$1,780,215
Cost of sales	3,153	270,347	1,644,179	(375,006)	1,542,673
Gross profit	(3,153)	104,380	136,315	—	237,542
Selling, general, and administrative expenses	10,174	46,736	74,862	—	131,772
Research and development expenses	1,023	3,110	5,971	—	10,104
Royalty expense	1,291	4,368	4,832	—	10,491
(Loss) income from operations	(15,641)	50,166	50,650	—	85,175
Interest expense	(30,298)	(23)	(1,900)	—	(32,221)
Loss on note repurchase	(16,020)	—	—	—	(16,020)
Intercompany interest (expense) income	(2,037)	2,314	(277)	—	—
Foreign exchange (loss) income	(6)	(194)	12,220	—	12,020
Other (expense) income	(1,732)	2,564	1,254	—	2,086
(Loss) income before income taxes	(65,734)	54,827	61,947	—	51,040
(Benefit) provision for income taxes	(1,007)	347	1,809	—	1,149
Equity in earnings (loss) of subsidiaries	114,618	—	6,773	(121,391)	—
Net income (loss)	49,891	54,480	66,911	(121,391)	49,891
Net income attributable to noncontrolling interests	—	—	305	—	305
Net income (loss) attributable to Titan	$49,891	$54,480	$66,606	$(121,391)	$49,586

(Amounts in thousands)	Consolidating Condensed Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2021
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$49,891	$54,480	$66,911	$(121,391)	$49,891
Derivative gain (loss)	—	—	374	—	374
Currency translation adjustment, net	—	—	(42,338)	—	(42,338)
Pension liability adjustments, net of tax	—	11,909	399	—	12,308
Comprehensive income (loss)	49,891	66,389	25,346	(121,391)	20,235
Net comprehensive loss attributable to noncontrolling interests	—	—	(125)	—	(125)
Comprehensive income (loss) attributable to Titan	$49,891	$66,389	$25,471	$(121,391)	$20,360

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Consolidating Condensed Balance Sheets December 31, 2021
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$7,040	$17	$91,051	$—	$98,108
Accounts receivable	170	3	255,007	—	255,180
Inventories	—	67,100	325,515	—	392,615
Prepaid and other current assets	1,234	16,182	49,985	—	67,401
Total current assets	8,444	83,302	721,558	—	813,304
Property, plant, and equipment, net	1,667	80,219	219,223	—	301,109
Investment in subsidiaries	710,736	—	66,612	(777,348)	—
Other long-term assets	1,373	13,998	52,901	—	68,272
Total assets	$722,220	$177,519	$1,060,294	$(777,348)	$1,182,685
Liabilities and Stockholders’ Equity
Short-term debt	$—	$—	$32,500	$—	$32,500
Accounts payable	2,557	51,416	224,126	—	278,099
Other current liabilities	28,064	30,706	81,444	—	140,214
Total current liabilities	30,621	82,122	338,070	—	450,813
Long-term debt	424,524	—	27,927	—	452,451
Other long-term liabilities	233	6,179	45,837	—	52,249
Intercompany accounts	(3,427)	(471,450)	474,877	—	—
Titan stockholders' equity	270,269	560,668	175,711	(777,348)	229,300
Noncontrolling interests	—	—	(2,128)	—	(2,128)
Total liabilities and stockholders’ equity	$722,220	$177,519	$1,060,294	$(777,348)	$1,182,685

(Amounts in thousands)	Consolidating Condensed Statements of Cash Flows Year Ended December 31, 2021
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(15,512)	$10,911	$15,327	$10,726
Cash flows from investing activities:
Capital expenditures	(67)	(10,911)	(27,824)	(38,802)
Other, net	—	45	1,158	1,203
Net cash (used for) provided by investing activities	(67)	(10,866)	(26,666)	(37,599)
Cash flows from financing activities:
Proceeds from borrowings	471,692	—	25,457	497,149
Payment on debt	(41,357)	—	(27,825)	(69,182)
Repurchase of senior secured notes	(413,000)	—	—	(413,000)
Dividends paid	—	—	—	—
Other financing activities	(5,714)	(32)	4,725	(1,021)
Net cash provided by (used for) financing activities	11,621	(32)	2,357	13,946
Effect of exchange rate change on cash	—	—	(6,396)	(6,396)
Net (decrease) increase in cash and cash equivalents	(3,958)	13	(15,378)	(19,323)
Cash and cash equivalents, beginning of period	10,998	4	106,429	117,431
Cash and cash equivalents, end of period	$7,040	$17	$91,051	$98,108

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
32. SUBSEQUENT EVENTS
By January 12, 2022, the employees represented by the United Steelworkers at each of the Company’s Bryan, Ohio; Freeport, Illinois; and Des Moines, Iowa facilities voted to ratify new three year contracts which expire on November 16, 2024.
On February 1, 2022, the Company entered into a Stock Purchase Agreement with the RDIF equity holders to buy back 4,032,259 shares restricted Titan common stock for the previously agreed amount of $25 million. The transaction was completed on February 1, 2022.
In February 2022, in response to the military conflict between Russia and Ukraine, the United States, other North Atlantic Treaty Organization member states, as well as non-member states, have announced targeted economic sanctions on Russia, certain Russian citizens and enterprises. The continuation of the conflict may trigger a series of additional economic and other sanctions enacted by the United States, other North Atlantic Treaty Organization member states, and other countries. The potential impact of bans, sanction programs, and boycotts on our business is uncertain at the current time due to the fluid nature of the military conflict as it is unfolding. The potential impacts include supply chain and logistics disruptions, financial impacts including disruptions to the execution of banking transactions with certain Russian financial institutions, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, heightened cybersecurity threats and other restrictions.
As the Company maintains operations in Russia, any such economic sanctions may also result in an adverse effect on its Russian operations. The Company currently owns 64.3% of the Russian entity, which represents approximately 7% of consolidated assets of Titan as of December 31, 2021. The Russian operations represents approximately 6% of consolidated global sales for the year ended December 31, 2021. As of the date of issuance of this Annual Report on Form 10-K, the impact of the military conflict between Russia and Ukraine has not had a significant impact on global operations. The Company continues to monitor the potential impacts on the business and the ancillary impacts that the war could have on other global operations.
The Company has evaluated subsequent events through the filing of this Form 10-K and determined that there have been no additional subsequent events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.