Form 10-Q
period 2022-03-31
TITAN INTERNATIONAL INC
filed 2022-05-02
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2022
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

Indicate the number of shares of Titan International, Inc. outstanding: 62,656,877 shares of common stock, $0.0001 par value, as of April 25, 2022.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended
	March 31,
	2022	2021

Net sales	$555,997	$403,518
Cost of sales	469,268	350,253
Gross profit	86,729	53,265
Selling, general and administrative expenses	36,227	34,028
Research and development expenses	2,920	2,553
Royalty expense	2,874	2,453
Income from operations	44,708	14,231
Interest expense	(7,907)	(7,523)
Foreign exchange gain	5,317	9,477
Other expense	(8,859)	(368)
Income before income taxes	33,259	15,817
Provision for income taxes	8,681	2,594
Net income	24,578	13,223
Net income (loss) attributable to noncontrolling interests	656	(351)
Net income attributable to Titan and applicable to common shareholders	$23,922	$13,574

Income per common share:
Basic	$0.37	$0.22
Diluted	$0.37	$0.22
Average common shares and equivalents outstanding:
Basic	63,860	61,466
Diluted	64,350	62,414

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	March 31,
	2022	2021
Net income	$24,578	$13,223
Derivative gain	303	40
Currency translation adjustment, net	17,275	(27,178)
Pension liability adjustments, net of tax of $(182) and $(44), respectively	544	873
Comprehensive income (loss)	42,700	(13,042)
Net comprehensive loss attributable to noncontrolling interests	(526)	(864)
Comprehensive income (loss) attributable to Titan	$43,226	$(12,178)

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	March 31, 2022	December 31, 2021

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$98,144	$98,108
Accounts receivable, net	309,411	255,180
Inventories	424,200	392,615
Prepaid and other current assets	79,715	67,401
Total current assets	911,470	813,304
Property, plant and equipment, net	298,285	301,109
Operating lease assets	12,526	20,945
Deferred income taxes	15,888	16,831
Other long-term assets	31,132	30,496
Total assets	$1,269,301	$1,182,685

Liabilities
Current liabilities
Short-term debt	$37,853	$32,500
Accounts payable	302,382	278,099
Other current liabilities	151,660	140,214
Total current liabilities	491,895	450,813
Long-term debt	484,600	452,451
Deferred income taxes	4,124	3,978
Other long-term liabilities	42,962	48,271
Total liabilities	1,023,581	955,513

Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 66,525,269 issued at March 31, 2022 and 66,492,660 at December 31, 2021)	—	—
Additional paid-in capital	561,849	562,340
Retained deficit	(61,517)	(85,439)
Treasury stock (at cost, 3,900,695 shares at March 31, 2022 and 80,876 shares at December 31, 2021)	(24,782)	(1,121)
Accumulated other comprehensive loss	(227,176)	(246,480)
Total Titan shareholders’ equity	248,374	229,300
Noncontrolling interests	(2,654)	(2,128)
Total equity	245,720	227,172
Total liabilities and equity	$1,269,301	$1,182,685
See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2021	61,376,981	$532,742	$(135,025)	$(1,199)	$(217,254)	$179,264	$(2,999)	$176,265
Net income (loss)			13,574			13,574	(351)	13,223
Currency translation adjustment					(26,665)	(26,665)	(513)	(27,178)
Pension liability adjustments, net of tax					873	873		873
Derivative gain					40	40		40
Stock-based compensation	146,322	487		82		569		569
Issuance of common stock under 401(k) plan	70,416	340				340		340
Balance March 31, 2021	61,593,719	$533,569	$(121,451)	$(1,117)	$(243,006)	$167,995	$(3,863)	$164,132

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Noncontrolling interest	Total Equity
Balance January 1, 2022	66,411,784	$562,340	$(85,439)	$(1,121)	$(246,480)	$229,300	$(2,128)	$227,172
Net income			23,922			23,922	656	24,578
Currency translation adjustment					18,457	18,457	(1,182)	17,275
Pension liability adjustments, net of tax					544	544		544
Derivative gain					303	303		303
Stock-based compensation	212,440	(851)		1,339		488		488
Issuance of common stock under 401(k) plan	32,609	360				360		360
Common stock repurchase	(4,032,259)			(25,000)		(25,000)		(25,000)
Balance March 31, 2022	62,624,574	$561,849	$(61,517)	$(24,782)	$(227,176)	$248,374	$(2,654)	$245,720

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2022	2021
Net income	$24,578	$13,223
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	11,348	12,560
Loss on sale of the Australian wheel business	10,890	—
Deferred income tax provision (benefit)	995	(402)
Gain on fixed asset and investment sale	(110)	(485)
Stock-based compensation	488	570
Issuance of stock under 401(k) plan	360	339
Foreign currency gain	(5,448)	(9,571)
(Increase) decrease in assets:
Accounts receivable	(57,332)	(63,803)
Inventories	(34,240)	(27,313)
Prepaid and other current assets	(9,606)	(3,297)
Other assets	(330)	337
Increase (decrease) in liabilities:
Accounts payable	23,918	60,581
Other current liabilities	13,728	401
Other liabilities	2,244	898
Net cash used for operating activities	(18,517)	(15,962)
Cash flows from investing activities:
Capital expenditures	(7,637)	(8,861)
Proceeds from the sale of the Australian wheel business	9,293	—
Proceeds from sale of fixed assets	756	545
Net cash provided by (used for) investing activities	2,412	(8,316)
Cash flows from financing activities:
Proceeds from borrowings	76,782	21,881
Repurchase of common stock	(25,000)	—
Payment on debt	(39,483)	(12,398)
Other financing activities	(586)	(2,409)
Net cash provided by financing activities	11,713	7,074
Effect of exchange rate changes on cash	4,428	(4,273)
Net increase (decrease) in cash and cash equivalents	36	(21,477)
Cash and cash equivalents, beginning of period	98,108	117,431
Cash and cash equivalents, end of period	$98,144	$95,954

Supplemental information:
Interest paid	$869	$1,059
Income taxes paid, net of refunds received	$2,083	$3,703

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying unaudited condensed consolidated interim financial statements include the accounts of Titan International, Inc. and its subsidiaries (Titan or the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of March 31, 2022, and the results of operations and cash flows for the three months ended March 31, 2022 and 2021, and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 3, 2022 (the 2021 Form 10-K). All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

COVID-19 pandemic
The COVID-19 pandemic impact on the Company was less during the first quarter of 2022. The Company’s operations continued with additional sanitary and other protective health measures which have increased operating costs. While the Company's operations began to return to historical levels during 2021 and continuing into the first quarter of 2022, certain geographies (particularly China) continue to remain impacted by the COVID-19 pandemic due to new and emerging variants of COVID-19 resulting in higher employee absenteeism. Further, global supply chains are experiencing constraints as a result of the ongoing COVID-19 pandemic, including availability and pricing of raw materials, transportation and labor. The current constraints on the global supply chains are adding complexity to growth expectations in the near term. We expect that the pandemic will continue to have some impact on the Company's operations, though the nature and extent of the impact will depend on the duration and severity of the COVID-19 pandemic, the length of time it takes for more normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date and other uncertainties.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  Our 7.00% senior secured notes due 2028 (the senior secured notes due 2028) were carried at a cost of $394.7 million at March 31, 2022. The fair value of the senior secured notes due 2028 at March 31, 2022, as obtained through an independent pricing source, was approximately $402.0 million.

Russia-Ukraine Military Conflict
In February 2022, in response to the military conflict between Russia and Ukraine, the United States, other North Atlantic Treaty Organization member states, as well as non-member states, have announced targeted economic sanctions on Russia, certain Russian citizens and enterprises. The continuation of the conflict has triggered additional economic and other sanctions enacted by the United States, other North Atlantic Treaty Organization member states, and other countries. The Company currently owns 64.3% of the Russian entity, which represents approximately 6% and 7% of consolidated assets of Titan as of March 31, 2022 and December 31, 2021, respectively. The Russian operation represents approximately 5% of consolidated global sales for both the three months ended March 31, 2022 and March 31, 2021, respectively. The impact of the military conflict between Russia and Ukraine has not had a significant impact on global operations. The Company continues to monitor the potential impacts on the business and the ancillary impacts that the military conflict could have on other global operations.

Sale of Australian wheel business
On March 29, 2022, the Company entered into a definitive agreement (the Agreement) for the sale of its Australian wheel business, to OTR Tyres, a local leading national tire, wheel and service provider. The closing date of the transaction was March 31, 2022. The Agreement contains customary representations, warranties and covenants for transactions of this type. The sale includes gross proceeds and cash to be repatriated of approximately $17.5 million, and the assumption of all liabilities,

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
including employee and lease obligations. Refer to footnote 13 for additional information on the loss on sale of the Australian wheel.

Adoption of new accounting standards
In November 2021, the FASB issued ASU No. 2021-10 Government Assistance (Topic 832), which requires annual disclosures of transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy.
These required disclosures include information on the nature of transactions and related accounting policies used to account for transactions, detail on the line items on the balance sheet and income statement affected by these transactions including amounts applicable to each line, and significant terms and conditions of the transactions including commitments and contingencies. The ASU is effective for fiscal years beginning after December 15, 2021. The Company receives various forms of government assistance, primarily through grants associated with continued infrastructure development in certain foreign locations. The Company adopted the impact of this ASU effective January 1, 2022 and incorporated the required disclosures within the notes to condensed consolidated financial statements. The adoption did not have a material impact on our condensed consolidated financial statements.

2. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following (amounts in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable	$316,354	$259,730
Allowance for doubtful accounts	(6,943)	(4,550)
Accounts receivable, net	$309,411	$255,180

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	March 31, 2022	December 31, 2021
Raw material	$138,589	$135,241
Work-in-process	46,948	44,694
Finished goods	238,663	212,680
	$424,200	$392,615

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (amounts in thousands):

	March 31, 2022	December 31, 2021
Land and improvements	$41,299	$41,010
Buildings and improvements	235,502	236,367
Machinery and equipment	579,072	578,816
Tools, dies and molds	110,732	111,169
Construction-in-process	24,059	20,288
	990,664	987,650
Less accumulated depreciation	(692,379)	(686,541)
	$298,285	$301,109

Depreciation on property, plant and equipment for the three months ended March 31, 2022 and 2021 totaled $11.1 million and $11.9 million, respectively.

5. INTANGIBLE ASSETS, NET

The components of intangible assets, net consisted of the following (amounts in thousands):

	Weighted Average Useful Lives (in years) March 31, 2022	March 31, 2022	December 31, 2021
Amortizable intangible assets:
Patents, trademarks and other	11.20	$9,457	$10,084
Less accumulated amortization		(7,998)	(8,586)
		$1,459	$1,498
Amortization related to intangible assets for the three months ended March 31, 2022 and 2021 totaled $0.1 million and $0.3 million, respectively. Intangible assets are included as a component of other long-term assets in the Condensed Consolidated Balance Sheets.

The estimated aggregate amortization expense at March 31, 2022 for each of the years (or other periods) set forth below was as follows (amounts in thousands):

April 1 - December 31, 2022	$106
2023	145
2024	132
2025	123
2026	123
Thereafter	830
$1,459

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6. WARRANTY

Changes in the warranty liability during the three months ended March 31, 2022 and 2021, respectively, consisted of the following (amounts in thousands):

	2022	2021
Warranty liability, January 1	$16,628	$15,040
Provision for warranty liabilities	5,071	2,196
Warranty payments made	(3,441)	(1,869)
Warranty liability, March 31	$18,258	$15,367

Warranty accruals are included as a component of other current liabilities on the Condensed Consolidated Balance Sheets.

7. DEBT

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2022
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(5,257)	$394,743
Titan Europe credit facilities	50,215	—	50,215
Revolving credit facility	63,000	—	63,000
Other debt	14,495	—	14,495
Total debt	527,710	(5,257)	522,453
Less amounts due within one year	37,853	—	37,853
Total long-term debt	$489,857	$(5,257)	$484,600

	December 31, 2021
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(5,476)	$394,524
Titan Europe credit facilities	44,993	—	44,993
Revolving credit facility	30,000	—	30,000
Other debt	15,434	—	15,434
Total debt	490,427	(5,476)	484,951
Less amounts due within one year	32,500	—	32,500
Total long-term debt	$457,927	$(5,476)	$452,451

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Aggregate principal maturities of long-term debt at March 31, 2022 for each of the years (or other periods) set forth below were as follows (amounts in thousands):

April 1 - December 31, 2022	$34,085
2023	12,172
2024	7,584
2025	3,927
2026	65,523
Thereafter	404,419
$527,710
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

Titan Europe credit facilities
The Titan Europe credit facilities include borrowings from various institutions totaling $50.2 million in aggregate principal amount at March 31, 2022. Maturity dates on this debt range from less than one year to five years.

Revolving credit facility
The Company has a $125 million revolving credit facility with BMO Harris Bank N.A., as agent, and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and is scheduled to mature in October 28, 2026. The credit facility can be expanded by up to $50 million through an accordion provision within the agreement. From time to time Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At March 31, 2022, under the Company's $125 million credit facility there were $63.0 million in borrowings and $9.1 million in outstanding letters of credit, and the amount available for borrowing totaled $52.9 million.

Other debt
The Company has working capital loans at Titan Pneus do Brasil Ltda and Voltyre-Prom at various interest rates, which totaled $12.0 million and $2.5 million at March 31, 2022, respectively. Maturity dates on these loans are one year or less. The Company expects to negotiate an extension of the maturity dates on these loans with the respective financial institutions.

8. REDEEMABLE NONCONTROLLING INTEREST

The Company and the Russian Direct Investment Fund (RDIF) own all of the equity interests in Voltyre Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia. On February 11, 2019, the Company entered into a definitive agreement (the Agreement) with an affiliate of the RDIF relating to the put option included in the Voltyre-Prom Shareholders' Agreement that was exercised by RDIF. Under the terms of the Agreement, in full satisfaction of the settlement put option that was exercised by RDIF, Titan paid $25 million in cash to RDIF at the closing of the transaction, and agreed, subject to the completion of regulatory approval, to issue 4,032,259 shares of restricted Titan common stock to RDIF in a private placement.

In November 2021, Titan received regulatory approval for the issuance of restricted stock to RDIF. On December 17, 2021, the Company issued 4,032,259 shares of restricted Titan common stock to the RDIF equity holders subject to the Company's right to repurchase the shares for $25 million until February 12, 2022.

On February 1, 2022, the Company entered into a Stock Purchase Agreement with the RDIF equity holders to buy back the restricted Titan common stock for the previously agreed amount of $25 million. The transaction was completed on February 1, 2022. Following the transaction, the Company and RDIF's ownership remained at 64.3% and 35.7%, respectively, of Voltyre-Prom.

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
Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	March 31, 2022	December 31, 2021
Operating lease ROU assets	Operating lease assets	$12,526	$20,945

Operating lease current liabilities	Other current liabilities	$4,968	$6,180
Operating lease long-term liabilities	Other long-term liabilities	4,866	11,352
Total operating lease liabilities		$9,834	$17,532

Finance lease, gross	Property, plant & equipment, net	$5,724	$5,305
Finance lease accumulated depreciation	Property, plant & equipment, net	(2,773)	(2,801)
Finance lease, net		$2,951	$2,504

Finance lease current liabilities	Other current liabilities	$2,476	$2,384
Finance lease long-term liabilities	Other long-term liabilities	3,655	3,878
Total finance lease liabilities		$6,131	$6,262
At March 31, 2022, maturities of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
April 1 - December 31, 2022	$4,247	$2,166
2023	4,375	2,179
2024	1,472	892
2025	369	737
2026	152	559
Thereafter	345	6
Total lease payments	$10,960	$6,539
Less imputed interest	1,126	408
	$9,834	$6,131

Weighted average remaining lease term (in years)	3.60	2.95
Supplemental cash flow information related to leases for the three months ended March 31, 2022 were as follows: operating cash flows from operating leases were $2.2 million and operating cash flows from finance leases were $0.1 million.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $0.1 million to the pension plans during the three months ended March 31, 2022, and expects to contribute approximately $0.2 million to the pension plans during the remainder of 2022.

The components of net periodic pension (benefit) cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended
	March 31,
	2022	2021
Service cost	$928	$157
Interest cost	717	700
Expected return on assets	(1,518)	(1,506)
Amortization of unrecognized prior service cost	(16)	—
Amortization of net unrecognized loss	(6)	697
Net periodic pension (benefit) cost	$105	$48
Service cost is recorded as cost of sales in the Condensed Consolidated Statements of Operations while all other components are recorded in other income.

11. VARIABLE INTEREST ENTITIES

The Company holds a variable interest in two joint ventures for which the Titan is the primary beneficiary. One of these joint ventures operate distribution facilities that primarily distribute mining products. Titan is the 50% owner of the distribution facility located in Canada. Titan is also a 50% owner of a manufacturer of undercarriage components and complete track systems for earthmoving machines in India. The Company’s variable interests in these joint ventures relate to sales of Titan products to these entities, consigned inventory, and working capital loans. As the primary beneficiary of these variable interest entities (VIEs), the VIEs’ assets, liabilities, and results of operations are included in the Company’s condensed consolidated financial statements. The other equity holders’ interests are reflected in “Net income (loss) attributable to noncontrolling interests” in the Condensed Consolidated Statements of Operations and “Noncontrolling interests” in the Condensed Consolidated Balance Sheets.
The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets (amounts in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$1,963	$714
Inventory	3,366	2,459
Other current assets	5,607	5,135
Property, plant and equipment, net	3,299	3,414
Other non-current assets	624	626
Total assets	$14,859	$12,348

Current liabilities	$2,616	$1,687
Other long-term liabilities	643	669
Total liabilities	$3,259	$2,356

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

	March 31, 2022	December 31, 2021
Investments	$6,818	$6,402
Total VIE assets	6,818	6,402
Accounts payable	3,078	4,296
Maximum exposure to loss	$9,896	$10,698

12. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. Royalty expenses were $2.9 million and $2.5 million for the three months ended March 31, 2022 and 2021, respectively.

13. OTHER EXPENSE

Other expense consisted of the following (amounts in thousands):

	Three months ended
	March 31,
	2022	2021
Loss on sale of Australian wheel business (1)	$(10,890)	$—
Proceeds from government grant (2)	1,324	—
Equity investment income	248	64
Gain on sale of assets	110	791
Other income (expense)	349	(1,223)
	$(8,859)	$(368)

(1) The loss on sale of the Australian wheel business is comprised primarily of the release of the cumulative translation adjustment of approximately $10.0 million and closing costs associated with the completion of the transaction of approximately $0.9 million. Refer to Footnote 1 for additional information.

(2) In August 2014, the Company received an approximately $17.0 million capital grant from the Italian government for asset damages related to the earthquake that occurred in May 2012 at one of our Italian subsidiaries. The grant was recorded as deferred income in non-current liabilities which is being amortized over the life of the reconstructed building. The Company received proceeds of an additional $1.9 million from the grant during the three months ended March 31, 2022 and recorded as other income of $1.3 million to match to the historical depreciation recorded on the underlying assets.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
14. INCOME TAXES

The Company recorded income tax expense of $8.7 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively. The Company's effective income tax rate was 26.1% and 16.4% for the three months ended March 31, 2022 and 2021, respectively.

The Company’s 2022 and 2021 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the three months ended March 31, 2022 and 2021.

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

Brazilian Tax Credits
In June 2021, the Company’s Brazilian subsidiaries received a notice that it had prevailed on an existing legal claim in regards to certain non-income (indirect) taxes that had been previously charged and paid. The matter specifically relates to companies’ rights to exclude the state tax on goods circulation (a value-added-tax or VAT equivalent, known in Brazil as “ICMS”) from the calculation of certain additional indirect taxes (specifically the program of social integration (“PIS”) and contribution for financing of social security (“COFINS”) levied by the Brazilian States on the sale of goods. The Company is in the process of submitting the related supporting documentation to the Brazilian tax authorities during the first half of 2022. After review by the Brazilian tax authorities, the Company could receive approximately $34 million of non-income tax credits to be applied as credits against future PIS/COFINS tax obligations. The Company plans to recognize the full benefit of the non-income tax credits, contingent upon successful approval and verification from the Brazilian tax authorities.

15. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended
	March 31,
	2022	2021

Net income attributable to Titan and applicable to common shareholders	$23,922	$13,574
Determination of shares:
Weighted average shares outstanding (basic)	63,860	61,466
Effect of equity awards	490	948
Weighted average shares outstanding (diluted)	64,350	62,414
Income per common share:
Basic	$0.37	$0.22
Diluted	$0.37	$0.22

16. LITIGATION

The Company is a party to routine legal proceedings arising out of the normal course of business. Due to the difficult nature of predicting unresolved and future legal claims, the Company cannot anticipate or predict the material adverse effect on its consolidated financial condition, results of operations, or cash flows as a result of efforts to comply with, or liabilities pertaining to, legal judgments. In the opinion of management, the Company is not currently involved in any legal proceedings

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

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

The table below presents information about certain operating results, separated by market segments, for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	Three months ended
	March 31,
	2022	2021
Net sales
Agricultural	$309,600	$208,759
Earthmoving/construction	201,259	164,807
Consumer	45,138	29,952
	$555,997	$403,518
Gross profit
Agricultural	$47,924	$29,789
Earthmoving/construction	31,375	19,742
Consumer	7,430	3,734
	$86,729	$53,265
Income from operations
Agricultural	$30,117	$15,283
Earthmoving/construction	15,840	5,575
Consumer	4,882	1,667
Corporate & Unallocated	(6,131)	(8,294)
Income from operations	44,708	14,231

Interest expense	(7,907)	(7,523)
Foreign exchange gain	5,317	9,477
Other expense	(8,859)	(368)
Income before income taxes	$33,259	$15,817

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	March 31, 2022	December 31, 2021
Total assets
Agricultural	$555,528	$517,528
Earthmoving/construction	523,335	502,373
Consumer	142,407	133,906
Corporate & Unallocated	48,031	28,878
	$1,269,301	$1,182,685

18. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Board of Directors of the Company, Mr. Maurice Taylor. The related party is Mr. Fred Taylor, who is Mr. Maurice Taylor’s brother. Mr. Fred Taylor passed away on December 13, 2021. The companies with which Mr. Fred Taylor is associated that do business with Titan include the following: Blacksmith OTR, LLC; F.B.T. Enterprises, Inc.; Green Carbon, Inc.; Silverstone, Inc.; and OTR Wheel Engineering, Inc. Sales of Titan products to these companies were approximately $1.3 million for the three months ended March 31, 2022, and approximately $0.5 million for the three months ended March 31, 2021. Titan had purchases from these companies of approximately $0.3 million for the three months ended March 31, 2022, and had no purchases from these companies for the three months ended March 31, 2021. Titan had trade receivables due from these companies of approximately $0.5 million at March 31, 2022, and approximately $0.2 million at December 31, 2021.  Sales commissions paid to the above companies were approximately $0.5 million for both the three months ended March 31, 2022 and March 31, 2021.

19. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2022	$(236,059)	$(39)	$(10,382)	$(246,480)
Currency translation adjustments, net (1)	18,457	—	—	18,457
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(182)	—	—	544	544
Derivative gain	—	303	—	303
Balance at March 31, 2022	$(217,602)	$264	$(9,838)	$(227,176)

(1) The currency translation adjustments, net includes amounts reclassified into other expense within the Condensed Consolidated Statements of Operations of approximately $10 million for the three months ended March 31, 2022 related to the sale of the Australian wheel business. Refer to Note 1 for additional information.

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

The change in currency translation adjustments for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was due to foreign currency rate fluctuations, the ongoing initiative to rationalize the Company's legal entity structure, and the ongoing management of the intercompany capital structure during the year.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
20. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

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

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended March 31, 2022
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$85,799	$555,997	$(85,799)	$555,997
Cost of sales	—	46,816	508,251	(85,799)	469,268
Gross profit	—	38,983	47,746	—	86,729
Selling, general and administrative expenses	2,321	12,472	21,434	—	36,227
Research and development expenses	270	840	1,810	—	2,920
Royalty expense	230	1,305	1,339	—	2,874
(Loss) income from operations	(2,821)	24,366	23,163	—	44,708
Interest expense	(7,586)	(5)	(316)	—	(7,907)
Intercompany interest income (expense)	363	633	(996)	—	—
Foreign exchange gain	—	655	4,662	—	5,317
Other income (expense)	—	507	(9,366)	—	(8,859)
(Loss) income before income taxes	(10,044)	26,156	17,147	—	33,259
Provision for income taxes	1,242	134	7,305	—	8,681
Equity in earnings (loss) of subsidiaries	35,979	—	17,851	(53,830)	—
Net income (loss)	24,693	26,022	27,693	(53,830)	24,578
Net income attributable to noncontrolling interests	—	—	656	—	656
Net income (loss) attributable to Titan	$24,693	$26,022	$27,037	$(53,830)	$23,922

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Three Months Ended March 31, 2022
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$24,693	$26,022	$27,693	$(53,830)	$24,578
Derivative gain	—	—	303	—	303
Currency translation adjustment	—	—	17,275	—	17,275
Pension liability adjustments, net of tax	—	—	544	—	544
Comprehensive income (loss)	24,693	26,022	45,815	(53,830)	42,700
Net comprehensive loss attributable to noncontrolling interests	—	—	(526)	—	(526)
Comprehensive income (loss) attributable to Titan	$24,693	$26,022	$46,341	$(53,830)	$43,226

(Amounts in thousands)	Condensed Consolidating Balance Sheets March 31, 2022
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$10,829	$(4)	$87,319	$—	$98,144
Accounts receivable, net	150	7	309,254	—	309,411
Inventories	—	75,593	348,607	—	424,200
Prepaid and other current assets	1,254	15,605	62,856	—	79,715
Total current assets	12,233	91,201	808,036	—	911,470
Property, plant and equipment, net	1,610	79,032	217,643	—	298,285
Investment in subsidiaries	765,364	—	84,463	(849,827)	—
Other assets	1,260	13,953	44,333	—	59,546
Total assets	$780,467	$184,186	$1,154,475	$(849,827)	$1,269,301
Liabilities and Equity
Short-term debt	$—	$—	$37,853	$—	$37,853
Accounts payable	2,079	63,683	236,620	—	302,382
Other current liabilities	40,794	24,632	86,234	—	151,660
Total current liabilities	42,873	88,315	360,707	—	491,895
Long-term debt	457,743	—	26,857	—	484,600
Other long-term liabilities	212	5,561	41,313	—	47,086
Intercompany accounts	(9,705)	(496,495)	506,200	—	—
Redeemable noncontrolling interest	—	—	—	—	—
Titan shareholders' equity	289,344	586,805	222,052	(849,827)	248,374
Noncontrolling interests	—	—	(2,654)	—	(2,654)
Total liabilities and equity	$780,467	$184,186	$1,154,475	$(849,827)	$1,269,301

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Three Months Ended March 31, 2022
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used for) provided by operating activities	$(4,430)	$2,052	$(16,139)	$(18,517)
Cash flows from investing activities:
Capital expenditures	—	(2,063)	(5,574)	(7,637)
Proceeds from the sale of the Australian wheel business	—	—	9,293	9,293
Proceeds from sale of fixed assets	—	—	756	756
Net cash (used for) provided by investing activities	—	(2,063)	4,475	2,412
Cash flows from financing activities:
Proceeds from borrowings	62,219	—	14,563	76,782
Payment on debt	(29,000)	—	(10,483)	(39,483)
Repurchase of common stock	(25,000)	—	—	(25,000)
Other financing activities	—	(10)	(576)	(586)
Net cash provided by (used for) financing activities	8,219	(10)	3,504	11,713
Effect of exchange rate change on cash	—	—	4,428	4,428
Net increase (decrease) in cash and cash equivalents	3,789	(21)	(3,732)	36
Cash and cash equivalents, beginning of period	7,040	17	91,051	98,108
Cash and cash equivalents, end of period	$10,829	$(4)	$87,319	$98,144

21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no subsequent events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of the financial statements included in this quarterly report with a narrative from the perspective of the management of Titan International, Inc. (Titan or the Company) on Titan's financial condition, results of operations, liquidity, and other factors that may affect the Company's future results. The MD&A in this quarterly report should be read in conjunction with the condensed consolidated financial statements and other financial information included elsewhere in this quarterly report and the MD&A and audited consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 3, 2022 (the 2021 Form 10-K).

COVID-19 Pandemic
While the Company's operations have recovered throughout 2021 and through the first quarter of 2022 following the onset of the COVID-19 pandemic, certain geographies (particularly China) continue to remain impacted by the COVID-19 pandemic due to new and emerging variants of COVID-19 resulting in high employee absenteeism and minor disruptions to operations. Further, global supply chains are experiencing constraints partially as a result of the COVID-19 pandemic, including availability and pricing of raw materials, transportation and labor. The current constraints on the global supply chains have added complexity to growth expectations in the near term.

Due to the above circumstances as described generally in this Form 10-Q, the Company’s results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected in the future. Management cannot predict the full impact of the COVID-19 pandemic on the economic conditions generally, on the Company’s customers and, ultimately, on the Company. The nature, extent and duration of the effects of the COVID-19 pandemic on the Company are uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Russia-Ukraine Military Conflict
In February 2022, in response to the military conflict between Russia and Ukraine, the United States, other North Atlantic Treaty Organization member states, as well as non-member states, have announced targeted economic sanctions on Russia, certain Russian citizens and enterprises. The continuation of the conflict has triggered additional economic and other sanctions enacted by the United States, other North Atlantic Treaty Organization member states, and other countries.

The Company maintains operations in Russia and any such economic sanctions may also result in an adverse effect on its Russian operations. The Company currently owns 64.3% of Voltyre-Prom, a producer of agricultural and industrial tires in Volgograd, Russia, which represents approximately 6% and 7% of consolidated assets of Titan as of March 31, 2022 and December 31, 2021, respectively. The Russian operations represent approximately 5% of consolidated global sales for both the three months ended March 31, 2022 and March 31, 2021, respectively. The impact of the military conflict between Russia and Ukraine has not had a significant impact on global operations.

As the military conflict in Ukraine exacerbates the global food crisis, Titan remains committed to the role it plays in keeping the food and essential goods moving, including its tire operation in Volgograd, Russia. Tires produced in the Voltyre-Prom facility are primarily sold into Commonwealth Independent States (CIS) countries, located throughout Europe and Asia. This facility is operating at lower levels in full compliance with all international sanctions on Russia. Titan has stopped any additional investments into this joint project and emphasize that neither this operation, nor any other Titan operations, sells any products to the Russian military or other government agencies.

The potential impact of bans, sanction programs, and boycotts on our business is uncertain at the current time due to the fluid nature of the military conflict as it is unfolding. The potential impacts include supply chain and logistics disruptions, financial impacts including disruptions to the execution of banking transactions with certain Russian financial institutions, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, loss of operational control and/or assets, heightened cybersecurity threats and other restrictions. The Company continues to monitor the potential impacts on the business and the ancillary impacts that the military conflict could have on other global operations.

Brazilian Tax Credits
In June 2021, the Company’s Brazilian subsidiaries received a notice that it had prevailed on an existing legal claim in regards to certain non-income (indirect) taxes that had been previously charged and paid. The matter specifically relates to companies’

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
rights to exclude the state tax on goods circulation (a value-added-tax or VAT equivalent, known in Brazil as “ICMS”) from the calculation of certain additional indirect taxes (specifically the program of social integration (“PIS”) and contribution for financing of social security (“COFINS”) levied by the Brazilian States on the sale of goods. The Company is in the process of submitting the related supporting documentation to the Brazilian tax authorities during the first half of 2022. After review by the Brazilian tax authorities, the Company could receive approximately $34 million of non-income tax credits to be applied as credits against future PIS/COFINS and income tax obligations. The Company plans to recognize the full benefit of the non-income tax credits, contingent upon successful approval and verification from the Brazilian tax authorities.

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
Readers of this Form 10-Q should understand that these forward-looking statements are based on the Company’s current expectations and assumptions about future events and are subject to a number of risks, uncertainties, and changes in circumstances that are difficult to predict, including, but not limited to, the factors discussed in Part I, Item 1A, Risk Factors, of the 2021 Form 10-K and Part II, Item 1A, Risk Factors, of this quarterly report on Form 10-Q, certain of which are beyond the Company’s control.

Actual results could differ materially from these forward-looking statements as a result of certain factors, including:
•The effect of the COVID-19 pandemic on our operations and financial performance;
•The effect of the military conflict between Russia and Ukraine on our Russian and global operations.
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

OVERVIEW
Titan International, Inc., together with its subsidiaries, is a global manufacturer of off-highway wheels, tires, assemblies and undercarriage products. As a leading manufacturer in the off-highway industry, Titan produces a broad range of products to meet the specifications of original equipment manufacturers (OEMs) and aftermarket customers in the agricultural, earthmoving/construction, and consumer markets. Titan manufactures and sells certain tires under the Goodyear Farm Tire and Titan Tire brands and has complete research and development test facilities to validate tire and wheel designs.

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

MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
Agriculture-related commodity prices continued to remain at historically high levels during 2021 and favorable market conditions across the globe are expected to continue the momentum for the remainder of 2022. Improved farmer income, replacement of an aging large equipment fleet and replenishment of lower equipment inventory levels are all factors which are anticipated to support continued strong demand for our products. Many of our customers are forecasting growth, providing further optimism of sustained stability in the market over the next few years. Many more variables, including weather, volatility in the price of commodities, grain prices, export markets, foreign currency exchange rates, government policies, subsidies, and the demand for used equipment can greatly affect the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers. The construction market is primarily driven by GDP by country and the need for infrastructure developments. The earthmoving/construction markets experienced strong signs of growth in 2021 as economies emerged from the pandemic and the momentum is expected to continue for the remainder of 2022. There are historically low equipment inventory levels throughout the global construction industry and mining capital budgets continued to rise during 2021, and we expect that trend to continue into 2022. Improvements in mineral commodity prices also currently support growth.

CONSUMER MARKET OUTLOOK
The consumer market consists of several distinct product lines within different regions. These products include light truck tires, turf equipment, specialty products, including custom mixing of rubber stock, and train brakes. Overall, the markets stabilized during 2021 due to pent up demand from historically lower sales volume during 2020. The pace of growth can vary period to period, while there are strong initiatives underway to bolster opportunities in various specialty products including mixing of rubber stock in the United States. The consumer segment is affected by many variables including inflationary impacts, consumer spending, interest rates, government policies, and other macroeconomic drivers.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
RESULTS OF OPERATIONS

	Three months ended
(amounts in thousands)	March 31,
	2022	2021	% Increase
Net sales	$555,997	$403,518	37.8%
Gross profit	86,729	53,265	62.8%
Gross profit %	15.6%	13.2%
Selling, general and administrative expenses	36,227	34,028	6.5%
Research and development expenses	2,920	2,553	14.4%
Royalty expense	2,874	2,453	17.2%
Income from operations	44,708	14,231	214.2%

Net Sales
Net sales for the three months ended March 31, 2022 were $556.0 million, compared to $403.5 million in the comparable period of 2021, an increase of 37.8%. The net sales increase was across all segments and driven by price/product mix and volume, with price having a greater impact due to rising raw material costs and other inflationary impacts in the markets, including freight. The contributing factors to the increase in demand were increased commodity prices, improved farmer income, replacement of an aging large equipment fleet, and lower equipment inventory levels. The increase in net sales was unfavorably impacted by foreign currency translation of 4.4% or $17.7 million.

Global supply chains are experiencing significant constraints and volatility, including availability and pricing of raw materials, transportation and labor. The current constraints on global supply chains are adding further complexity to the pace of growth. Titan is also experiencing similar supply chain challenges and has been able to manage the situation effectively through the period.

Gross Profit
Gross profit for the three months ended March 31, 2022 was $86.7 million, or 15.6% of net sales, an increase of $33.4 million compared to $53.3 million, or 13.2% of net sales, for the three months ended March 31, 2021. The increase in gross profit and margin was driven by the impact of increases in net sales, as described previously, favorably impacting overhead absorption in our production facilities. In addition, cost reduction and productivity initiatives continue to be executed across global production facilities.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the three months ended March 31, 2022 were $36.2 million, or 6.5% of net sales, compared to $34.0 million, or 8.4% of net sales, for the three months ended March 31, 2021.  The increase in SG&A was driven primarily by an increase in variable costs associated with improved operating performance and growth in sales.
Research and Development Expenses
Research and development (R&D) expenses for the three months ended March 31, 2022 were $2.9 million, or 0.5% of net sales, compared to $2.6 million, or 0.6% of net sales, for the comparable period in 2021. R&D spending reflects initiatives to improve product designs and an ongoing focus on quality.
Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries.

Royalty expenses for the three months ended March 31, 2022 were $2.9 million, or 0.5% of net sales, compared to $2.5 million, or 0.6% of net sales, for the three months ended March 31, 2021. The increase in royalty expenses are due to the increase in sales, as described previously, resulting in an increase in the amount of royalty expense incurred.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Income from Operations
Income from operations for the first quarter of 2022 was $44.7 million, compared to income from operations of $14.2 million for the first quarter of 2021. The increase in income was primarily due to the higher sales and improvements in gross profit margins.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense was $7.9 million and $7.5 million for the three months ended March 31, 2022 and 2021, respectively. Interest expense increased due to the refinancing of the senior secured notes during the second quarter of 2021 resulting in an increase in the interest rate from 6.50% to 7.00% and increases in debt balances to fund operations.

Foreign Exchange Gain
Foreign exchange gain was $5.3 million for the three months ended March 31, 2022, compared to gain of $9.5 million for the three months ended March 31, 2021. The foreign exchange gain experienced during the three months ended March 31, 2022 is primarily the result of a favorable impact of the movement of exchange rates in the many geographies in which we conduct business. The foreign exchange gain experienced during the three months ended March 31, 2021 is primarily the result of the closeout of certain legal entities as part of the ongoing initiative to rationalize Titan's legal entity structure and ongoing management of the intercompany capital structure as well as a favorable impact of the movement of exchange rates.

Other Expense
Other expense was $8.9 million for the three months ended March 31, 2022, as compared to other expense of $0.4 million in the comparable period of 2021.  The increase in other expense for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily attributable to $10.9 million loss on sale of the Australian wheel business which was comprised primarily of the release of the cumulative translation adjustment of approximately $10.0 million and closing costs associated with the completion of the transaction of approximately $0.9 million. The increase in other expense was partially offset by a gain of $1.3 million from a government grant associated with an earthquake that affected one of our Italian subsidiaries in May 2012.
Provision for Income Taxes
The Company recorded income tax expense of $8.7 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively. The Company's effective income tax rate was 26.1% and 16.4% for the three months ended March 31, 2022 and 2021, respectively. The increase in income tax expense and the effective income tax rate in the first quarter of 2022, compared to the first quarter of 2021, primarily relates to increased taxable income in higher tax jurisdictions, primarily Latin America.

The Company’s 2022 and 2021 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the three months ended March 31, 2022 and 2021.

Net Income and Income per Share
Net income for the first quarter of 2022 was $24.6 million, compared to net income of $13.2 million in the comparable quarter of 2021, an improvement of $11.4 million. For the quarter ended March 31, 2022 and 2021, basic and diluted income per share were $0.37 and $0.22, respectively. The Company's net income and income per share increases were due to the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
SEGMENT INFORMATION

Segment Summary (amounts in thousands):

Three months ended March 31, 2022	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$309,600	$201,259	$45,138	$—	$555,997
Gross profit	47,924	31,375	7,430	—	86,729
Profit margin	15.5%	15.6%	16.5%	—	15.6%
Income (loss) from operations	30,117	15,840	4,882	(6,131)	44,708
Three months ended March 31, 2021
Net sales	$208,759	$164,807	$29,952	$—	$403,518
Gross profit	29,789	19,742	3,734	—	53,265
Profit margin	14.3%	12.0%	12.5%	—	13.2%
Income (loss) from operations	15,283	5,575	1,667	(8,294)	14,231

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended
	March 31,
	2022	2021	% Increase
Net sales	$309,600	$208,759	48.3%
Gross profit	47,924	29,789	60.9%
Profit margin	15.5%	14.3%	8.4%
Income from operations	30,117	15,283	97.1%

Net sales in the agricultural segment were $309.6 million for the three months ended March 31, 2022, as compared to $208.8 million for the comparable period in 2021, an increase of 48.3%. Net sales was driven by price/product mix and volume due to significant demand increases in the global agricultural market, reflective of improved farm commodity prices and increased farmer income, the need for replacement of an aging large equipment fleet and the need to replenish equipment inventory levels within the equipment dealer channels. Pricing is primarily reflective of increases in raw material and other inflationary cost increases in the markets, including freight. The overall increase in net sales was partially offset by unfavorable currency translation, primarily in Europe of 5.7%.

Gross profit in the agricultural segment was $47.9 million for the three months ended March 31, 2022, as compared to $29.8 million in the comparable quarter of 2021, which was an improvement of 60.9%.  The increase in gross profit and margin is primarily attributable to the impact of increases in net sales as described previously and cost reduction and productivity initiatives executed across global production facilities. The Company balanced the increases of related raw materials and other inflationary cost impacts with corresponding price increases to protect profitability.

Income from operations in Titan's agricultural segment was $30.1 million for the three months ended March 31, 2022, as compared to income of $15.3 million for the three months ended March 31, 2021. The overall increase in income from operations is attributable to higher gross profit and overall cost reduction initiatives.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended
	March 31,
	2022	2021	% Increase
Net sales	$201,259	$164,807	22.1%
Gross profit	31,375	19,742	58.9%
Profit margin	15.6%	12.0%	30.0%
Income from operations	15,840	5,575	184.1%

The Company's earthmoving/construction segment net sales were $201.3 million for the three months ended March 31, 2022, as compared to $164.8 million in the comparable quarter of 2021, an increase of 22.1%. The increase in earthmoving/construction net sales was driven by increased price/product mix and volume, which were primarily due to improvements in global economic conditions and recovery in construction markets, including the return to normalized supply and demand levels after the effects of the COVID-19 pandemic in previous years. Pricing increases were implemented because of inflationary input costs. Net sales was unfavorably impacted by foreign currency translation in Europe, which decreased net sales by 3.0%.

Gross profit in the earthmoving/construction segment was $31.4 million for the three months ended March 31, 2022, as compared to $19.7 million for the three months ended March 31, 2021. The increase in gross profit and margin was primarily driven by continued improved production efficiencies stemming from the strong management actions taken to improve profitability for the long-term. Again, the Company balanced the increases related to raw materials and other inflationary cost impacts with corresponding price increases to protect profitability.

The Company's earthmoving/construction segment income from operations was $15.8 million for the three months ended March 31, 2022, as compared to income of $5.6 million for the three months ended March 31, 2021. This improvement was due to increases in sales price, volume, and continued execution of cost containment measures taken to manage profitability.

Consumer Segment Results
Consumer segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended
	March 31,
	2022	2021	% Increase
Net sales	$45,138	$29,952	50.7%
Gross profit	7,430	3,734	99.0%
Profit margin	16.5%	12.5%	32.0%
Income from operations	4,882	1,667	192.9%

Consumer segment net sales were $45.1 million for the three months ended March 31, 2022, as compared to $30.0 million for the three months ended March 31, 2021, an increase of approximately 50.7%. The increase was driven by favorable price/product mix and volume impact to net sales. Demand increases related to utility truck tires in Latin America increased during the first quarter of 2022. The Company has also experienced growth related to specialty products in the United States, primarily custom mixing of rubber stock to third parties. Net sales were unfavorably impacted by foreign currency translation in Russia and Europe, which decreased net sales by 2.2%.

Gross profit from the consumer segment was $7.4 million for the three months ended March 31, 2022, as compared to $3.7 million for the three months ended March 31, 2021 due primarily to sales growth, increased price/product mix and the positive impact of sales volume increase on overhead absorption.

Consumer segment income from operations was $4.9 million for the three months ended March 31, 2022, as compared to a income of $1.7 million for the three months ended March 31, 2021 due to increase in gross profit as mentioned previously.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Corporate & Unallocated Expenses
Income from operations on a segment basis did not include unallocated loss of $6.1 million for the three months ended March 31, 2022, and $8.3 million for the three months ended March 31, 2021. Unallocated expenses are primarily comprised of corporate selling, general and administrative expenses. The change was due to reductions in certain SG&A expenses primarily associated with investments to improve our supply chain and logistics processes in 2021 which did not occur in 2022.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of March 31, 2022, the Company had $98.1 million of cash, which remained consistent with December 31, 2021 ending balance, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Three months ended March 31,
	2022	2021	Change
Net income	$24,578	$13,223	$11,355
Depreciation and amortization	11,348	12,560	(1,212)
Deferred income tax provision	995	(402)	1,397
Loss on sale of the Australian wheel business	10,890	—	10,890
Foreign currency translation gain	(5,448)	(9,571)	4,123
Accounts receivable	(57,332)	(63,803)	6,471
Inventories	(34,240)	(27,313)	(6,927)
Prepaid and other current assets	(9,606)	(3,297)	(6,309)
Accounts payable	23,918	60,581	(36,663)
Other current liabilities	13,728	401	13,327
Other liabilities	2,244	898	1,346
Other operating activities	408	761	(353)
Cash used for operating activities	$(18,517)	$(15,962)	$(2,555)

In the first three months of 2022, cash flows used for operating activities was $18.5 million, driven primarily by increases in accounts receivable of $57.3 million and increases in inventory of $34.2 million, offset partially by increases in accounts payable of $23.9 million. Growth in these liquid working capital balances relates to the increase in sales activity during the period. Included in the net income of $24.6 million was a non-cash charge for depreciation and amortization expense of $11.3 million and the loss on sale of the Australian wheel business of $10.9 million.

Operating cash flows decreased by $2.6 million when comparing the first three months of 2022 to the comparable period in 2021, which is due to managed investments in working capital to support the business growth, and partially offset by the impact of higher profitability in 2022 and the loss on sale of the Australian wheel business.

Summary of the components of cash conversion cycle:

	March 31,	December 31,	March 31,
	2022	2021	2021
Days sales outstanding	51	48	57
Days inventory outstanding	84	86	84
Days payable outstanding	(60)	(61)	(59)
Cash conversion cycle	75	73	82

Cash conversion cycle decreased by 7 days when comparing the quarter ended March 31, 2022 to March 31, 2021. It is due to strategic improvement in working capital management, including continued focus on customer cash collections.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Three months ended March 31,
	2022	2021	Change
Capital expenditures	$(7,637)	$(8,861)	$1,224
Proceeds from the sale of the Australian wheel business	9,293	—	9,293
Proceeds from sale of fixed assets	756	545	211
Cash provided by (used for) investing activities	$2,412	$(8,316)	$10,728
Net cash provided by investing activities was $2.4 million in the first three months of 2022, as compared to net cash used for investing activities of $8.3 million in the first three months of 2021. The Company invested a total of $7.6 million in capital expenditures in the first three months of 2022, compared to $8.9 million in the comparable period of 2021. Capital expenditures during the first three months of 2022 and 2021 represent equipment replacement and improvements, along with new tools, dies and molds related to new product development, as the Company seeks to enhance the Company’s manufacturing capabilities and drive productivity gains. Cash provided by investing activities for the first three months of 2022 includes $9.3 million from proceeds for the sale of the Australian wheel business.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Three months ended March 31,
	2022	2021	Change
Proceeds from borrowings	$76,782	$21,881	$54,901
Repurchase of common stock	(25,000)	—	(25,000)
Payment on debt	(39,483)	(12,398)	(27,085)
Other financing activities	(586)	(2,409)	1,823
Cash provided by financing activities	$11,713	$7,074	$4,639
During the first three months of 2022, $11.7 million of cash was provided by financing activities. Proceeds from borrowings provided $76.8 million, which was offset by repurchase of common stock of $25.0 million and payment on debt of $39.5 million. Borrowing on the domestic revolving credit facility occurred during the first three months of 2022 primarily to facilitate the repurchasing of the Company's common stock from RDIF, resulting in an outstanding balance of $63.0 million at March 31, 2022 as compared to $30.0 million at December 31, 2021.

Debt Restrictions
The Company’s $125 million revolving credit facility (credit facility) and indenture relating to the 7.00% senior secured notes due 2028 contain various restrictions, including:
•When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($12.5 million as of March 31, 2022), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);
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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Liquidity Outlook
At March 31, 2022, the Company had $98.1 million of cash and cash equivalents. At March 31, 2022, under the Company's $125 million credit facility, there were $63.0 million in borrowings, $9.1 million in outstanding letters of credit, and the amount available totaled $52.9 million. Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. The cash and cash equivalents balance of $98.1 million included $82.1 million held in foreign countries, with the percentage of foreign cash being similar to recent historical levels.

We are expecting full year capital expenditures to be around $45 million to $50 million. Cash payments for interest are currently forecasted to be approximately $30 million for the remainder of 2022 based on March 31, 2022 debt balances. The forecasted interest payments are comprised primarily of the semi-annual payments totaling $28 million (paid in April and October) for the 7.00% senior secured notes.

Cash and cash equivalents, totaling $98.1 million at March 31, 2022, along with anticipated internal cash flows from operations and utilization of availability on global credit facilities, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures. Potential divestitures and unencumbered assets are also a means to provide for future liquidity needs.

As previously mentioned, the Company refinanced its $400 million senior secured notes during the second quarter of 2021 resulting in extension of the due date from 2023 to 2028. During the fourth quarter of 2021, the Company amended and extended the credit and security agreement with respect to the revolving credit facility with agent BMO Harris Bank N.A. and other financial institutions party thereto. The credit facility increased to $125 million and can be expanded by up to $50 million through an accordion provision within the agreement. The amended credit facility has a five-year term with the new maturity occurring in October 2026.

During 2021, Moody’s Investors Service and S&P Global both upgraded the Company’s credit rating for its senior secured notes due to the Company's improved financial position and favorable demand recovery in its end markets, specifically agricultural equipment. The Company is managing the current business cycle and does not anticipate that this impact will cause the Company to violate any financial covenants with respect to its debt agreements.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes in the Company’s Critical Accounting Estimates since the filing of the 2021 Form 10-K. As discussed in the 2021 Form 10-K, the preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates, assumptions, and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates and assumptions.  Refer to Note 1. Basis of Presentation and Significant Accounting Policies in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of the Company’s updated accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Titan is exposed to market risks, including changes in foreign currency exchange rates and interest rates, and commodity price fluctuations. Our exposure to market risk has not changed materially since December 31, 2021. For quantitative and qualitative disclosures about market risk, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk included in the 2021 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that

TITAN INTERNATIONAL, INC.

it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TITAN INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject, from time to time, to certain legal proceedings and claims arising out of the normal course of its business, which cover a wide range of matters, including environmental issues, product liability, contracts, and labor and employment matters. See Note 16- Litigation in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors to the 2021 Form 10-K.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	May 2, 2022	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID A. MARTIN
David A. Martin
SVP and Chief Financial Officer
(Principal Financial Officer)